Form 10-K
period 1993-11-30
GENCORP INC
filed 1994-02-22
CIK 40888

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 1993        Commission File Number 1-1520

                                  GENCORP INC.
             (Exact name of registrant as specified in its charter)

                 OHIO                                    34-0244000
       (State of Incorporation)             (I.R.S. Employer Identification No.)

    175 GHENT ROAD, FAIRLAWN, OHIO                       44333-3300
(Address of principal executive offices)                 (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (216) 869-4200

     SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
             -------------------                          ---------------------
    Common Stock, par value 10c per share                 New York and Chicago
    8% Convertible Subordinated Debentures                New York and Chicago
              due August 1, 2002

     SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 1994, was $458,161,430.

     As of January 31, 1994, there were 31,729,858 outstanding shares of the Company's Common Stock, 10c par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1994 Proxy Statement of GenCorp Inc. are incorporated into
Part III of this Report.

                                  GENCORP INC.

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1993

                               TABLE OF CONTENTS

   ITEM                                                                                 PAGE
  NUMBER                                                                               NUMBER
  ------                                                                               ------
                                         PART I
     1     Business...................................................................      1
     2     Properties.................................................................      4
     3     Legal Proceedings..........................................................      5
     4     Submission of Matters to a Vote of Security Holders........................      6
           Executive Officers of the Registrant.......................................      6

                                         PART II
     5     Market for Registrant's Common Equity and Related Stockholder Matters......      7
     6     Selected Financial Data....................................................      7
     7     Management's Discussion and Analysis of Financial Condition and
             Results of Operations....................................................      7
     8     Consolidated Financial Statements and Supplementary Data...................     11
     9     Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure.....................................................     11

                                         PART III
    10     Directors and Executive Officers of the Registrant.........................     32
    11     Executive Compensation.....................................................     32
    12     Security Ownership of Certain Beneficial Owners and Management.............     32
    13     Certain Relationships and Related Transactions.............................     32

                                          PART IV
    14     Exhibits, Financial Statement Schedules and Reports on Form 8-K............     32

           Signatures.................................................................     33
           Index to Financial Statements and Financial Statement Schedules............   GC-1
           Exhibit Index..............................................................      i

                                     PART I

ITEM 1.  BUSINESS

     GenCorp Inc. (hereinafter the "Company" or "GenCorp") was incorporated in Ohio in 1915 as The General Tire & Rubber Company. The Company's operations are grouped into three business segments: Aerojet-General Corporation ("Aerojet"), GenCorp Automotive and GenCorp Polymer Products. The segments are engaged in such diverse businesses as propulsion, defense electronics, ordnance, molded reinforced plastics, extruded and molded rubber products, vinyl-coated fabrics, plastic films, decorative wallcoverings, tennis balls and racquetballs and styrene and butadiene based specialty latices. The Company currently employs approximately 13,300 persons. (Financial information relating to the Company's business segments appears on pages 26 through 28 of this report.)

     The Company and its business segments conduct research to develop new products and improve existing products and processes. The Company has a modern, well-equipped Research Center that carries out research in plastics, rubbers, organic coatings, adhesives, polymer processing and engineering analysis for new and improved products. Aerojet maintains additional research and development facilities in the various fields in which it competes. GenCorp Automotive and GenCorp Polymer Products each operate product and process development centers and GenCorp Polymer Products also maintains an innovative design and styling center. (Information relating to research and development expenses is set forth in Note C on page 17 of this report.)

     The Company licenses technology and owns patents, which expire at various times, relating to many of its products. The loss or expiration of any one or more of them would not materially affect the business of the Company or any of its segments. The important trademarks of the Company are registered in its major marketing areas.

     Although GenCorp's business is not seasonal in the traditional sense, Aerojet's revenues and earnings have tended to concentrate to some degree in the fourth quarter of each year reflecting delivery schedules associated with that segment's mix of contracts, while GenCorp Automotive's revenues and earnings have tended to concentrate to some degree in the second and fourth quarters of the Company's fiscal year, generally as a consequence of fluctuations in the automotive industry's build schedules and in response to customers' preparation for annual model changes.

     Compliance with laws and regulations relating to the discharge of materials into the environment or the protection of the environment continues to affect many of the Company's operating facilities. A discussion of capital and noncapital environmental expenditures incurred in 1993 and forecasted for 1994 and 1995 for environmental compliance is included under the heading Environmental Matters on pages 10 and 11 of this report. Environmental matters discussed on pages 10 and 11 and in Note N beginning on page 24 of this report are incorporated herein by reference.

                                    AEROJET

     Aerojet develops, manufactures and markets solid and liquid rocket propulsion systems, ordnance systems and ammunition, sensor surveillance systems and related defense products and services.

     Aerojet has concentrated for the past several years on obtaining contracts that provide a balance between technology development and long-term production potential, as well as between defense and space programs. More recently, efforts have been expanded to include the pursuit of other domestic and international market opportunities that take advantage of the segment's technologies, engineering and manufacturing expertise and capabilities. In this regard, Aerojet is involved in a series of joint defense-conversion technology initiatives including efforts with Pacific Gas and Electric to apply composite materials technology to liquid natural gas storage applications and a pilot project funded under the Clinton administration's Technology Reinvestment Project program to assess and prototype ultra light insulating material technologies.

     The segment's largest programs have included the Titan, Peacekeeper, Minuteman, Small ICBM, Advanced Solid Rocket Motor ("ASRM") and Delta propulsion programs; satellite surveillance sensor systems; TOW 2B armaments; Combined Effects Munition systems; and medium caliber ammunition programs. Aerojet is also active in a variety of new development and advanced programs related to defense and space applications including satellite, launch, and armament systems. Aerojet believes that its experience in these areas will enable it to continue to participate in the future funding of such programs. Most of the sales of this segment are made directly or indirectly to agencies of the United States government pursuant to contracts or subcontracts which are subject to termination for convenience (with compensation) by the government in accordance with the Federal Acquisition Regulations.

     The Small ICBM program was terminated and new production under the Peacekeeper program was canceled during 1992. These two programs accounted for sales of approximately $49 million in 1993. Close-out sales activity in 1994 is anticipated at approximately $20 million.

     Aerojet is a major subcontractor to Lockheed for the ASRM program. The program was officially terminated by NASA on October 27, 1993. NASA is currently reprogramming to a funding level of $180 million to complete all contractor/subcontractor planned termination activities. Aerojet is now focusing activity on the timely close-out of its subcontract which is expected to be completed by the end of 1995. The ASRM program accounted for Aerojet sales of approximately $118 million in 1993. Aerojet expects approximately $25 million of sales in 1994 related to its termination activity.

     Aerojet entered into negotiations with Olin Corporation with respect to the sale of substantially all of its medium caliber ammunition and Combined Effects Munition systems business in the fourth quarter of 1993. Negotiations are still in progress as of the date of this report. These ordnance products accounted for sales of approximately $200 million in 1993.

     Aerojet's direct and indirect sales to the United States Government and its agencies (principally the Department of Defense) were approximately $846 million in 1993, $982 million in 1992 and $1,106 million in 1991. Competition based upon price, technology, quality and service is intense for all products and services in this business segment and has increased with the decline in the national defense budget. There are several other major companies with the technology and capacity to produce most of the products manufactured and sold by Aerojet, and in some areas, the government has its own manufacturing capabilities. With the termination of the ASRM program and the possible sale of a substantial portion of the Ordnance business, Aerojet announced a major streamlining and restructuring effort in the fourth quarter of 1993 that is expected to be completed by mid 1994. Aerojet believes it remains competitive in its markets.

     Backlog orders in the aerospace and defense businesses are commonplace and significant. Aerojet's contract backlog was approximately $1.4 billion at November 30, 1993, compared to $1.3 billion at November 30, 1992. Funded backlog, which includes only the amount of those contracts for which money has been authorized by Congress, totaled approximately $0.7 billion at November 30, 1993, compared with approximately $0.9 billion at November 30, 1992. Raw materials required by this segment are generally in adequate supply.

                               GENCORP AUTOMOTIVE

     Revenues of the GenCorp Automotive segment are principally derived from the development, manufacture and sale of highly engineered polymer products developed for the original equipment automotive market. Applications include extruded and molded rubber products for vehicle body and window sealing, molded reinforced plastic panels for automobile and light and heavy truck bodies and molded rubber products for vibration control.

     The Vehicle Sealing business unit is a leading producer and supplier of extruded and molded rubber products engineered to prevent air and moisture from penetrating windows, doors and other openings. This unit supplies products to all of the major domestic automotive companies for use in a wide variety of vehicles including the General Motors GMT-400 full-size pickup truck, the Suburban GMT 325/330, the Ford Ranger small pickup, the Ford Explorer and the General Motors Achieva, GrandAm and Skylark.

     The Reinforced Plastics business unit is one of the world's largest custom molders of reinforced plastic components for automobile and light and heavy truck bodies. Its state-of-the-art molding facility in Shelbyville, Indiana incorporates innovations in automated manufacturing and is designed for continuous flow manufacturing for the production of reinforced plastic body panels. The plant manufactures body panels for the General Motors Camaro/Firebird and Corvette and for the Chevrolet Lumina, Pontiac TransSport and Oldsmobile Silhouette front wheel drive all-purpose vehicles. General Motors has announced that production of the front wheel drive all-purpose vehicles at its Tarrytown plant will cease in 1996. The Shelbyville facility began producing body panels for the redesigned 1993 model General Motors Camaro/Firebird in the fall of 1992. Additional products manufactured by the Reinforced Plastics unit include roofs for the Chrysler Wrangler Jeep, hoods for the Lincoln Mark VIII, flareside fenders for the Ford F-series and Ranger pickup trucks and hoods for Volvo heavy trucks.

     In 1993, GenCorp Automotive's Reinforced Plastics unit restructured its manufacturing operations, including the transfer of production lines from the Marion, Indiana facility to the Shelbyville facility. The production facilities at the business unit's Ionia, Michigan facility were also reorganized to focus on heavy truck and other automotive applications. A $21.7 million pre-tax reserve was taken in the fourth quarter of 1992 to cover the anticipated costs of the restructuring.

     The Vibration Control business unit produces and supplies molded rubber products which counteract the impact and disturbance of vibrations emanating from the power train and from road conditions. These products include bushings, engine mounts and suspension assemblies. This unit supplies products to all of the major domestic automotive companies as well as several foreign vehicle manufacturers. GenCorp Automotive is the sole supplier of many products, including certain vibration control components for the General Motors Lumina, Grand Prix, Regal and Cutlass Supreme, the Chrysler Concord, Dodge Intrepid and Eagle Vision, the Toyota Camry, the Mazda MX6 and 626 and the Ford Probe.

     During the third quarter of 1993 GenCorp Automotive announced the formation of a strategic alliance which provided GenCorp with a 24.5% equity interest in German automotive supplier HENNIGES Elastomer-und Kunststofftechnik GmbH & Co. KG, and its related companies. The alliance established a European automotive presence for the company.

     GenCorp Automotive products are sold directly to original equipment manufacturers or their fabricators. GenCorp Automotive customers include the major domestic automobile manufacturers, the loss of one or more of which would have a material adverse effect on this segment. Sales to General Motors in 1993 were at least ten percent of the Company's net sales.

     The emergence of foreign vehicle manufacturing facilities in North America has significantly changed the original equipment market in recent years. While competition based upon price, quality, service, technology and reputation is increasingly intense with respect to all products marketed by this segment, a strengthening of the automotive market, the successful launch of new product programs and continued improvement in operating efficiencies contributed to improvements in sales and earnings in 1993. Raw materials required by this segment are generally in good supply.

                            GENCORP POLYMER PRODUCTS

     Revenues of the GenCorp Polymer Products segment are generated through the manufacture and sale of specialty polymers and engineered plastics and elastomers for a variety of industrial, commercial and consumer markets. GenCorp Polymer Products has a broad base of commercial and industrial customers, the loss of any one of which would not have a material adverse effect on the segment's business.

     The Designed Plastics business unit manufactures and sells decorative and engineered thermoplastic products through three divisions. The Coated Fabrics division is a major supplier of vinyl coated fabrics to the home furnishings and marine industries and to a variety of other industrial and commercial industries. The Plastic Extrusions division produces gaskets, seals, trim and magnetic rolls for the appliance, automotive and office equipment industries. The Building Systems division purchases a full line of elastomer-based single-ply roofing systems for resale to the building products industry for commercial and industrial structures.

     GenCorp Polymer Products formed a new unit, Plastic Films, with the acquisition of Reneer Films Corporation in 1993. The Plastic Films unit is comprised of Reneer Films, the Flexible Film division, and the Rigid Plastics division. Reneer Films produces vinyl woodgrain laminates for furniture and consumer electronics and double-polished clear vinyl films for the office products and stationary markets. The Flexible Film division and the Rigid Plastics division produce decorative and engineered thermoplastic films for manufacturers of furniture, ceiling tiles, credit cards, aircraft interiors, and industrial equipment.

     The Latex business unit produces and markets a comprehensive line of specialty latices used as coatings for paper, binding agents for carpets and nonwoven fabrics and for tire cord adhesives. It also produces in-mold coatings for automotive reinforced plastic applications. GenCorp Polymer Products has completed construction of a new latex manufacturing facility which adds approximately 80 million dry pounds of annual capacity and enhances manufacturing capabilities. The plant went into operation early in 1993. The new facility augments the segment's business commitment to the coated paper and paper board industry.

     The Wallcovering business unit designs, manufactures and markets a full line of decorative products for commercial and residential wallcovering applications.

     The Penn Racquet Sports business unit is one of the world's largest manufacturers of tennis balls and racquetballs. Tennis and racquetball accessories are purchased for resale under the "Penn" name. Previously announced plans to reopen a second tennis ball manufacturing facility in the U.S. have been delayed due to soft demand for tennis products.

     Methods of distribution utilized by GenCorp Polymer Products vary widely depending on the nature of the products and the industry or market served, with products being sold either directly or through distributors. Penn products are marketed worldwide. The Company has an agreement with Head Racquet Sports to distribute Penn tennis balls in France, Italy and Germany.

     Competition based upon price, quality, service, technology and reputation is intense with respect to virtually all products marketed by this business segment and, to a substantial degree, upon design and style in the wallcovering and most other coated fabrics and plastic film products. The Company believes that it continues to be a major competitor in the markets served by this segment, and that the raw materials required are generally available.

ITEM 2.  PROPERTIES

     The principal operating facilities of the Company and its segments are set forth below.

Corporate Headquarters:       Segment Headquarters:             Westward Look Resort
GenCorp Inc.                  Aerojet                           Tucson, AZ
175 Ghent Road                1940 Alabama Avenue
Fairlawn, Ohio 44333-3300     Rancho Cordova, CA 95741-3530
216/869-4200                  916/351-8500

GenCorp Research              GenCorp Automotive
2990 Gilchrist Road           350 Springside Drive
Akron, OH 44305-4489          Akron, OH 44333-2475
216/794-6300                  216/668-7000

                              GenCorp Polymer Products
                              350 Springside Drive
                              Akron, OH 44333-2475
                              216/668-7000

     The Company also has manufacturing, research, design and/or marketing facilities at the locations set forth below.

                                  GENCORP                          GENCORP
      AEROJET:                  AUTOMOTIVE:                   POLYMER PRODUCTS:
      --------                  -----------                   -----------------
Azusa, CA                Akron, OH                    Auburn, PA         Mogadore, OH
Chino, CA                Batesville, AR               Columbus, MS       Newcomerstown, OH
Colorado Springs, CO     Berger, MO                   Dalton, GA         Phoenix, AZ
Downey, CA               Farmington Hills, MI         Evansville, IN     Pine Brook, NJ
Huntsville, AL           Ionia, MI                    Fort Smith, AR     Salem, NH
Jonesborough, TN         Logansport, IN               Glen Rock, NJ      Mullingar,
Los Angeles, CA          Marion, IN                   Green Bay, WI        Republic of
Ronkonkoma, NY           Peru, IN                     Hackensack, NJ       Ireland
Sacramento, CA           Shelbyville, IN              Jeannette, PA      Nurnberg, Germany
Socorro, NM              Wabash, IN                   Jonesboro, AR      Paris, France
Washington, DC           Welland, Ontario, Canada     Maumee, OH

     In addition, the Company and its segments own and lease properties (primarily machinery, warehouse and office facilities) in various sections of the country for use in the ordinary course of its business. Data appearing in Note M on page 23 of this report with respect to leased properties is incorporated herein by reference.

     During 1993, the Company generally made effective use of its productive capacity. As discussed under the heading GenCorp Polymer Products in this report, construction of a new latex manufacturing facility was completed while plans to reopen a second U.S. tennis ball manufacturing facility were delayed. The Company believes that the quality and productive capacity of its properties are sufficient to maintain the Company's competitive position.

ITEM 3.  LEGAL PROCEEDINGS

     Effective January 1, 1991, the Company modified its medical benefit plan for salaried employees who had retired. The modifications included increases to retiree-paid deductibles and co-payments, a Medicare "carve-out" provision and an increase in the maximum lifetime benefit. In January 1992, a group of salaried retirees filed a class action challenging the Company's right to implement the benefit plan changes, Dague, et al. v. GenCorp Inc., No. 5:91 CV 2617 (U.S.D.C., N.D. Ohio). On August 27, 1993, the District Court granted summary judgment for GenCorp, holding that the Company had consistently reserved its right within relevant plan documents to modify retiree medical benefits. The ruling rendered moot the retirees' motion for class certification. On August 24, 1993, the retirees appealed the District Court's decision to the U.S. Court of Appeals, where the matter is currently pending, (No. 93-4070, U.S.C.A., 6th Cir.).

     The Company's annual report on Form 10-K for the fiscal year ended November 30, 1992 discussed the status of the Company's claims against Shearson Lehman Brothers, Inc. ("Shearson") arising out of Shearson's participation in a 1987 hostile tender offer for the Company. On October 2, 1992, the United States District Court in Columbus, Ohio ("Court") granted Shearson's renewed motion for summary judgment on GenCorp's claim for compensatory damages, but granted the Company's renewed motion for clarification of the Court's opinion and order dated April 8, 1992 making it clear that GenCorp's claim for disgorgement of the fees that Shearson received as a result of the takeover attempt was not dismissed and remained in the case. The Court also denied Shearson's renewed motion for summary judgment on GenCorp's claim that Shearson violated a fiduciary duty to GenCorp. Accordingly, judgment was entered in favor of Shearson with respect to GenCorp's claim for compensatory damages, and GenCorp's remaining claim seeking disgorgement to GenCorp of Shearson's fees was stayed pending resolution of an appeal of the judgment on GenCorp's compensatory damages claim to the United States Court of Appeals for the Sixth Circuit. The parties have submitted briefs to the Court, presented oral arguments to the Court and are awaiting decision by the Court.

     Information concerning legal proceedings relating to environmental matters at Aerojet's Sacramento, California facility and at other environmental sites which appears in Note N beginning on page 24 of this report is incorporated herein by reference.

     The U.S. Government frequently conducts investigations into allegedly illegal or unethical activity in the performance of defense contracts. Investigations of this nature are common to the aerospace and defense industries in which Aerojet participates; possible consequences may include civil and criminal fines and penalties, in some cases, double or treble damages, and suspension or debarment from future government contracting. Aerojet currently is subject to several U.S. Government investigations regarding business practices and cost classification from which legal or administrative proceedings could result. While it is not possible to predict with certainty the outcome of any such investigation, the Company does not believe, based upon the information available at this time, that final resolution of any such matter will have a material adverse effect on its consolidated financial condition or result in its suspension or termination as a government contractor.

     The Company and its subsidiaries are presently engaged in other litigation, and additional litigation has been threatened. However, based upon information presently available, none of such other litigation is believed to constitute a "material pending legal proceeding" within the meaning of Item 103 of Regulation S-K (17 CFR Reg. 229.103) and the Instructions thereto.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended November 30, 1993.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is given as of February 1, 1994, and except as otherwise indicated, each individual has held the same office during the preceding five-year period.

     A. W. Reynolds, age 60: Chairman of the Board of Directors (since January
1987) and Chief Executive Officer (since August 1985); formerly President and Chief Operating Officer of the Company (from September 1984 until August 1985).

     J. B. Yasinsky, age 54: President and Chief Operating Officer (since November 1993); formerly Group President of Westinghouse Electric Corporation (since February 1993), President, Westinghouse Power Systems (from 1990 to
1993), Executive Vice President, Westinghouse, World Resources and Technology (from 1989 to 1990), and Executive Vice President, Westinghouse International, (from 1987 to 1989).

     W. E. Bachman, age 54: Vice President of the Company and President, GenCorp Polymer Products (since May 1993), formerly Vice President -- Operations for GenCorp Polymer Products (since April 1993), President of the Company's Fabricated Plastics Unit (from 1988 to April 1993) and President of the Coated Fabrics Division (from 1987 to 1988).

     D. M. Cound, age 62: Vice President -- Quality Management (since June
1992); previously Vice President of Quality for GenCorp Automotive and GenCorp Polymer Products (from 1985 to 1992).

     E. R. Dye, age 52: Secretary (since September 1988) and Assistant General Counsel (since January 1987); formerly Assistant Secretary (from November 1986 until September 1988), Associate General Counsel (from September 1985 until January 1987) and Counsel prior to September 1985.

     C. R. Ennis, age 61: Vice President and General Counsel (since January
1986); (also Secretary from November 1986 to September 1988); previously Vice President and General Counsel, International Operations, for subsidiaries of Enserch Corporation.

     G. J. Goberville, age 47: Vice President -- Human Resources (since January
1993); previously Vice President -- Human Resources of GenCorp Automotive (since February 1988), Director of Compensation and Benefits of Aerojet (from 1985 until February 1988).

     M. L. Isles, age 48: Vice President of the Company and President of GenCorp Automotive (since January 1988); previously President of the Company's former Engineered Elastomers Division.

     R. A. Livigni, age 59: Vice President and Director of Research (since January 1988); formerly Associate Director -- Research.

     F. J. Lucksinger, age 48: Vice President and Controller of the Company (since August 1993), previously Vice President, Controller of Aerojet (Vice President since 1989 and Controller since 1987).

     R. I. Ramseier, age 57: Vice President of the Company and President of Aerojet (since January 1989); formerly President of Aerojet TechSystems.

     D. M. Steuert, age 45: Vice President and Chief Financial Officer (since June 1990) and Treasurer (since May 1986); previously Vice President -- Finance and Planning (from May 1987 to June 1990) and Treasurer.

     C. R. Tilden, age 40: Vice President -- Communications (since January
1988); previously Director of Communications for the Company's former DiversiTech General subsidiary (from December 1985 until January 1988).

     The Company's executive officers generally hold terms of office of one year and/or until their successors are elected.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                                 CAPITAL STOCK

     The common stock is listed on the New York and Chicago Stock Exchanges. At December 31, 1993, there were approximately 15,600 holders of record of the Company's common stock. During 1993, 1992 and 1991, the Company paid quarterly cash dividends on common stock of $.15 per share. Information regarding the high and low quarterly sales prices of common stock for the past two years is contained in the Quarterly Financial Data (unaudited) which appears on page 29 of this report and is incorporated herein by reference.

     Information concerning long-term debt, including restrictions and provisions relating to distributions and cash dividends on the Company's Common Stock, appears in Note I on page 22 of this report and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     Financial data required under this section appears on page 30 of this report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Sales for GenCorp in 1993 were $1.9 billion, 2 percent below the 1992 level while operating profit increased 17 percent to $121 million. Net income of $43 million and primary earnings per share of $1.35 were above 1992 levels of $22 million and $.70, respectively, due to lower interest and corporate expenses and the absence of the 1992 Automotive restructuring charge.

     Interest expense in 1993 was $36 million compared to $46 million in 1992 and $52 million in 1991. The continued decline in interest expense resulted from lower interest rates and savings from the refinancing activities in 1992.

     Other income and expense increased $9 million to an income of $5 million in 1993 from an expense of $4 million in 1992. The increase was due to the absence of costs associated with the 1992 refinancing effort, adjustments to non-operating reserves and other miscellaneous matters.

     During 1993, GenCorp acquired Reneer Films which strengthened the Company's position in the plastic film business. The Company also formed a strategic alliance which provides GenCorp with a 24.5 percent equity interest in German automotive supplier, HENNIGES Elastomer- und Kunststofftechnik GmbH & Co. KG. The alliance established a European automotive presence for the Company and offers the potential for future business.

     Cash flow provided from operating activities for fiscal 1993 was $26 million as compared to $128 million for 1992. Working capital changes included a $63 million payment of tax liabilities related to prior years. The accruals for prior years' taxes provided by the Company were sufficient to cover the full impact of the payment.

     At November 30, 1993, GenCorp's total debt was $439 million, compared to $345 million for 1992. Debt increased $94 million during 1993 due to the Reneer acquisition, the investment in the HENNIGES strategic alliance and the payment of tax liabilities related to prior years.

     Capital expenditures were made principally for capacity expansion and asset replacement, cost reduction, safety and productivity improvements and environmental protection. Capital expenditure outlays in 1993 totaled $67 million compared to $96 million in 1992 and $93 million in 1991.

     Management believes that funds generated from operations and existing borrowing capacity are adequate to finance planned capital expenditures, Company-sponsored research and development programs and dividend payments to shareholders.

GENCORP AUTOMOTIVE

     Sales for GenCorp Automotive during fiscal 1993 were $514 million, an increase of more than 18 percent over 1992 sales of $436 million. The continuing recovery in domestic vehicle production and recent program launches, including the Ford Ranger, Lincoln Mark VIII, Chrysler LH, Camaro and Firebird, were the major contributors to the improvement in sales revenue for each of GenCorp Automotive's business units.

     Increased sales during 1993 resulted in segment operating profit of $21 million, an increase of $12 million over 1992 excluding a $22 million one-time restructuring charge for Reinforced Plastics in 1992. The Vibration Control and Reinforced Plastics divisions both showed significant earnings improvement. The Vehicle Sealing division offset significant sales price reductions with cost reductions and volume increases to maintain earnings comparable to 1992. Emphasis was placed on increased sales, cost reductions and improved productivity throughout the segment.

  OUTLOOK

     Earnings are expected to further improve in 1994, particularly in the Reinforced Plastics division as the division continues to benefit from restructuring efforts and improved operating efficiencies following the F-Car launch in 1993. Sales growth in 1994 will be dependent on the strength of the automotive market and production of key vehicle programs.

  1992 RESULTS

     Sales in 1992 increased 18 percent to $436 million from $368 million in 1991. Excluding a restructuring charge of $22 million for the Reinforced Plastics division, 1992 segment operating profit was $9 million compared to a loss of $5 million in 1991. Including the restructuring charge, the segment incurred an operating loss of $13 million.

     The significant increase in sales for 1992 was due to increased penetration of key vehicle platforms by GenCorp Automotive and an overall 9 percent growth in the automotive market. The improvement in operating profit excluding the restructuring charge was a result of increased sales and continued productivity improvement.

AEROJET

     1993 sales for Aerojet were $872 million, down 14 percent from 1992 sales of $1,019 million. Sales declines at Aerojet's propulsion and defense electronics businesses accounted for the overall decrease. Sales were affected by the cancellation of the Peacekeeper program, the slowdown in the Titan delivery schedule, lower Strategic Defense Initiative (SDI) and Advanced Solid Rocket Motor (ASRM) funding levels and lower activity in the U.S. Air Force Defense Support Program (DSP) and the U.S. Army Sense and Destroy Armor (SADARM) program.

     Aerojet segment operating profit was $53 million in 1993, a decrease of 25 percent from $71 million in 1992. The decline in operating profit was due to the decline in sales and contract mix issues.

     Contract backlog for Aerojet was $1.4 billion at the end of 1993, compared to $1.3 billion and $1.5 billion in 1992 and 1991, respectively. Funded backlog, which includes only the amount of those contracts for which money has been directly authorized by Congress, totaled $0.7 billion at the end of 1993, down from $0.9 billion in 1992 and $1.2 billion in 1991.

  OUTLOOK

     1994 will prove to be another challenging year for Aerojet primarily due to the termination of the ASRM program and the possible sale of the ordnance business. Lower sales and income levels are expected as the continuing reduction of defense budgets affects programs such as Minuteman, SDI and SADARM. Aerojet will continue to face the challenge of maintaining its positions in its core programs within a declining marketplace. To help meet this challenge, compete more effectively and maintain performance expectations on existing programs, Aerojet has initiated a major streamlining and restructuring effort that is expected to be completed by mid-1994. The restructuring should result in substantial reductions in administrative and overhead expenses.

  1992 RESULTS

     Sales in 1992 were $1,019 million, down 11 percent from 1991 sales of $1,142 million. A decline in sales at Aerojet's ordnance business accounted for the overall decrease, primarily due to fewer CEM program deliveries, while the propulsion and defense electronics businesses generated slight increases. Segment operating profit was $71 million in 1992 compared to $75 million in 1991, a decrease of 5 percent.

GENCORP POLYMER PRODUCTS

     GenCorp Polymer Products achieved record sales and segment income levels in 1993. Sales for 1993 were $519 million, an increase of 8 percent over 1992 sales of $482 million. The sales increase was primarily due to market penetration gains in Latex, growth in Wallcovering, strong sales improvements in the Designed Plastics Unit and a significant sales increase in Plastic Films as a result of the acquisition of Reneer Films. These sales gains more than offset the decline in sales for Penn Racquet Sports which was attributable to the weak U.S. tennis market and, to a lesser extent, the recession in Europe. Due to the current softness in the domestic tennis ball market, the previously announced reopening of the tennis ball manufacturing facility in Jonesboro, Arkansas has been delayed.

     Segment operating profit was $47 million, a 4 percent increase over $45 million in 1992. The earnings improvement was achieved by gains in Designed Plastics, Plastic Films and Wallcovering. However, both Penn Racquet Sports and Latex experienced lower earnings, due to the sales volume decline at Penn and lower profit margins experienced in the paper coatings market for Latex.

  OUTLOOK

     Steady, reliable growth should continue for GenCorp Polymer Products into 1994. The business will realize the full-year benefits of the Reneer acquisition and a full year of operation at the new latex facility located in Green Bay, Wisconsin. GenCorp Polymer Products maintains strong market positions in each of its businesses and would benefit from improved economic conditions in the United States, especially in the commercial construction and housing sectors.

  1992 RESULTS

     Sales in 1992 of $482 million were essentially equal to 1991's sales of $483 million. Sales improvements in the Wallcovering and Fabricated Plastics divisions were offset by lower sales at Penn Racquet Sports and Latex. Despite the soft economic conditions in the U.S. that adversely affected sales volume, segment operating profit in 1992 reached a record of $45 million or 10 percent higher than the 1991 segment operating profit of $41 million. The improved performance reflected strong market share gains in certain product lines, successful new product introductions and productivity gains throughout the segment.

HEALTH CARE COSTS

     The Company currently provides certain health care and life insurance benefits to most retired employees with varied coverage by employee group. The cost of retiree health care and life insurance benefits is currently recognized as an expense as benefits are paid.

     The Financial Accounting Standards Board Statement No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106) requires the Company to account for these costs under the accrual method of accounting beginning in the first quarter of fiscal year 1994.

     The Company will take a one-time charge against earnings on December 1, 1993 when it implements SFAS 106 (see Note G -- Employee Benefit Plans beginning on page 19 of this report). The SFAS 106 charge reflects the implementation of a new cost-sharing program for retiree medical benefits for former hourly and salaried employees and their spouses. The program establishes limits on the average amount the Company pays annually to provide future retiree medical coverage. The Company believes that it has the legal right to implement this new cost-sharing program and has recently prevailed in a lawsuit before the U. S. District Court challenging the Company's right to modify salaried retiree medical benefits as changed in 1991. This ruling is under appeal to the U.S. Court of Appeals for the Sixth Circuit. While the Company expects to prevail on appeal, an adverse ruling could affect the future cost of providing retiree health benefits.

ENVIRONMENTAL MATTERS

     GenCorp's policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes a significant amount of resources and management attention to environmental matters and actively manages its ongoing processes to comply with extensive environmental laws and regulations. The Company is involved in the remediation of environmental conditions which resulted from previously accepted manufacturing and disposal practices that date back to the 1950s and 1960s at certain of its own plants. In addition, the Company has been designated a potentially responsible party, with other companies, at sites undergoing investigation and remediation.

     In 1993, capital expenditures for projects related to the environment were approximately $7 million, compared to $10 million in 1992 and $5 million in 1991. The Company currently forecasts that capital expenditures for environmental projects will range between $7 and $8 million in each of the next two years. During 1993, noncapital expenditures for environmental compliance and protection totaled $40 million of which $18 million was for recurring costs associated with managing hazardous substances and pollution in on-going operations and $22 million was for investigation and remediation efforts at other sites. Similar noncapital expenditures were $42 million and $37 million in 1992 and 1991, respectively. It is presently expected that noncapital environmental expenditures will continue at current levels for the next several years.

     The nature of environmental investigation and cleanup activities often makes it difficult to determine the timing and amount of any estimated future costs that may be required for remedial measures. However, the Company reviews these matters and accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and its proportionate share of the amount can be reasonably estimated. The Company's consolidated balance sheet at November 30, 1993 reflects accruals of $76 million for remediation costs.

     The effect of resolution of environmental matters on results of operations cannot be predicted due to the uncertainty concerning both the amount and timing of future expenditures and future results of operations. The Company will continue its efforts to mitigate past and future costs through pursuit of claims for insurance and for reimbursement under various government contracts.

     For additional discussion of environmental matters, refer to Note N, Contingencies and Uncertainties, beginning on page 24 of this report.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information called for by this item is set forth beginning on the next page (page 12) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no change in accountants during the Company's two most recent fiscal years or during any period subsequent to the date of the Company's most recent financial statements.

                                  GENCORP INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                     YEARS ENDED NOVEMBER 30,
                                                                   ----------------------------
                                                                    1993       1992       1991
                                                                   ------     ------     ------
                                                                      (DOLLARS IN MILLIONS,
                                                                      EXCEPT PER-SHARE DATA)
NET SALES........................................................  $1,905     $1,937     $1,993
                                                                   ------     ------     ------
COSTS AND EXPENSES
Cost of products sold............................................   1,562      1,587      1,660
Selling, general and administrative expense......................     168        162        165
Depreciation.....................................................      74         79         77
Interest expense.................................................      36         46         52
Other income and expense, net....................................      (5)         4        (10)
Restructuring and unusual items..................................      --         22         --
                                                                   ------     ------     ------
                                                                    1,835      1,900      1,944
                                                                   ------     ------     ------
INCOME BEFORE INCOME TAXES.......................................      70         37         49
Provision for income taxes (Note D)..............................      27         15         17
                                                                   ------     ------     ------
          Net Income.............................................  $   43     $   22     $   32
                                                                   ======     ======     ======
PER SHARE OF COMMON STOCK
Primary..........................................................  $ 1.35     $  .70     $ 1.00
Fully Diluted....................................................  $ 1.24     $  .70     $ 1.00

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  GENCORP INC.

                           CONSOLIDATED BALANCE SHEET

                                                                         AT NOVEMBER 30,
                                                                       -------------------
                                                                        1993         1992
                                                                       ------       ------
                                                                           (DOLLARS IN
                                                                             MILLIONS)
    CURRENT ASSETS
    Cash and equivalents.............................................  $   16       $   27
    Marketable securities, at cost (approximates market).............       7            7
    Accounts receivable (Note E).....................................     166          156
    Inventories (Note F).............................................     199          200
    Prepaid expenses.................................................      42           47
                                                                       ------       ------
              Total Current Assets...................................     430          437
    Investments and other assets.....................................     191          155
    Property, plant and equipment, at cost
      Land...........................................................      35           35
      Buildings and building equipment...............................     303          300
      Machinery and equipment........................................     925          867
      Construction in progress.......................................      36           58
                                                                       ------       ------
                                                                        1,299        1,260
      Accumulated depreciation.......................................    (756)        (721)
                                                                       ------       ------
         Net property, plant and equipment...........................     543          539
                                                                       ------       ------
              Total Assets...........................................  $1,164       $1,131
                                                                       ======       ======
    CURRENT LIABILITIES
    Notes payable....................................................  $   23       $    1
    Accounts payable -- trade........................................     102           95
    Income taxes (Note D)............................................      14           57
    Accrued expenses (Note H)........................................     202          255
                                                                       ------       ------
              Total Current Liabilities..............................     341          408
    Long-term debt (Note I)..........................................     416          344
    Other long-term liabilities......................................     172          166
    Contingencies (Note N)

    SHAREHOLDERS' EQUITY
    Preference stock -- $1.00 par value; 15 million shares
      authorized; none outstanding...................................      --           --
    Common stock -- $.10 par value; 90 million shares
      authorized; 31.7 million shares outstanding....................       3            3
    Other capital....................................................       1            1
    Retained earnings................................................     229          205
    Cumulative translation adjustment................................       2            4
                                                                       ------       ------
              Total Shareholders' Equity.............................     235          213
                                                                       ------       ------
              Total Liabilities and Shareholders' Equity.............  $1,164       $1,131
                                                                       ======       ======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  GENCORP INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      YEARS ENDED NOVEMBER 30,
                                                                     -------------------------
                                                                     1993      1992      1991
                                                                     -----     -----     -----
                                                                       (DOLLARS IN MILLIONS)
                                                                     -------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Income from operations.............................................  $  43     $  22     $  32
Adjustments to reconcile income from operations to
  net cash provided by operations:
  Depreciation, amortization and loss on disposal of fixed
     assets........................................................     86        84        79
  Changes in Operating Assets and Liabilities
     Deferred income taxes.........................................     (5)      (22)        3
     Accounts receivable...........................................    (13)       13       (22)
     Inventories...................................................      5       (33)       15
     Other current assets..........................................      5        12        (2)
     Current liabilities...........................................    (93)       29        14
     Other long-term liabilities...................................     (2)       23        (7)
                                                                     -----     -----     -----
          Net Cash Provided by Operating Activities................     26       128       112
                                                                     -----     -----     -----
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Capital expenditures...............................................    (67)      (96)      (93)
Proceeds from asset dispositions...................................      4         1        12
Acquisitions, dispositions and other investments...................    (57)       (7)      (11)
Net (increase) decrease in marketable securities...................     --        14        (5)
                                                                     -----     -----     -----
          Net Cash Used in Investing Activities....................   (120)      (88)      (97)
                                                                     -----     -----     -----
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Long-term debt incurred............................................    360       416       170
Long-term debt paid................................................   (288)     (427)     (160)
Proceeds from accounts receivable financing........................     10        --        --
Net short-term debt incurred (paid)................................     22        --        (1)
Dividends..........................................................    (19)      (19)      (19)
Other equity transactions..........................................     (2)       (3)       --
                                                                     -----     -----     -----
          Net Cash Provided by (Used in) Financing Activities......     83       (33)      (10)
                                                                     -----     -----     -----
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............    (11)        7         5
Cash and cash equivalents at beginning of year.....................     27        20        15
                                                                     -----     -----     -----
          Cash and Cash Equivalents at End of Year.................  $  16     $  27     $  20
                                                                     =====     =====     =====

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  GENCORP INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                     COMMON STOCK                            CUMULATIVE
                                                  -------------------    OTHER    RETAINED   TRANSLATION
                                                    SHARES     AMOUNT   CAPITAL   EARNINGS   ADJUSTMENT
                                                  ----------   ------   -------   --------   -----------
                                                       (DOLLARS IN MILLIONS, EXCEPT PER-SHARE DATA)
BALANCE AT NOVEMBER 30, 1990....................  31,730,858     $ 3       $ 1       $189         $ 7
Net income......................................                                       32
Cash dividends -- $.60 per share................                                      (19)
Reacquired shares for incentive programs........      (1,082)     --        --
                                                  ----------     ---       ---       ----         ---
BALANCE AT NOVEMBER 30, 1991....................  31,729,776       3         1        202           7
Net income......................................                                       22
Currency translation adjustment.................                                                   (3)
Cash dividends -- $.60 per share................                                      (19)
Reacquired shares for incentive programs........        (571)     --        --
                                                  ----------     ---       ---       ----         ---
BALANCE AT NOVEMBER 30, 1992....................  31,729,205       3         1        205           4
Net income......................................                                       43
Currency translation adjustment.................                                                   (2)
Cash dividends -- $.60 per share................                                      (19)
Shares issued under the Management Incentive
  Plan..........................................         811
Reacquired shares for incentive programs........        (158)     --        --
                                                  ----------     ---       ---       ----         ---
BALANCE AT NOVEMBER 30, 1993....................  31,729,858     $ 3       $ 1       $229         $ 2
                                                  ==========     ===       ===       ====         ===

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATION -- The consolidated financial statements of the Company include the accounts of the parent company and its majority-owned subsidiaries.

     REVENUE RECOGNITION -- Generally, sales are recorded when products are shipped or services are rendered. Sales and income under most government fixed price and fixed price incentive production type contracts are recorded as deliveries are made. For contracts where relatively few deliverable units are produced over a period of more than two years, revenue and income are recognized at the completion of measurable tasks rather than upon delivery of the individual units. Sales under cost reimbursement contracts are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. Certain government contracts contain cost or performance incentive provisions which provide for increased or decreased fees or profits based upon actual performance against established targets or other criteria. Penalties and cost incentives are considered in estimated sales and profit rates. Performance incentives are recorded when measurable or when awards are made and provisions for estimated losses on contracts are recorded when such losses become evident.

     ENVIRONMENTAL COSTS -- The Company expenses, on a current basis, recurring costs associated with managing hazardous substances and pollution in ongoing operations. The Company also accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and its proportionate share of the amount can be reasonably estimated.

     INVENTORIES -- Inventories are stated at the lower of cost or market. The GenCorp Automotive and GenCorp Polymer Products segments use the last-in, first-out method. The Aerojet segment uses the average cost method. Foreign operations use the first-in, first-out method.

     Work-in-process on fixed price contracts includes direct costs and overhead less the estimated average cost of deliveries. Appropriate general and administrative costs are allocated to government and certain other contracts.

     PROPERTY, PLANT AND EQUIPMENT -- Refurbishment costs are capitalized in the property accounts whereas ordinary maintenance and repair costs are expensed as incurred. Gains or losses from disposals are reflected in income. Depreciation for financial reporting is computed principally by accelerated methods for the Aerojet segment and by the straight-line method for the remainder of the Company.

     GOODWILL -- The excess of purchase price over the value of net assets acquired is included in other assets and is amortized generally on a straight-line basis over a 40-year period or less.

     INCOME TAXES -- Deferred income taxes are provided for timing differences between financial statement and taxable income.

     HEDGING INSTRUMENTS -- The Company periodically enters into interest rate swap agreements in the management of interest rate exposure. The differential to be paid is accrued as interest rates change and is recognized over the life of the agreements. The notional amounts of swap agreements are matched with a related underlying liability and as such are not subject to lower of cost or market value accounting.

     STATEMENT OF CASH FLOWS -- For the purposes of the statement of cash flows, all highly liquid debt instruments purchased with a maturity of three months or less are considered to be cash equivalents.

     EARNINGS PER SHARE -- Primary earnings per share of common stock is calculated by dividing net income by the weighted average number of common shares outstanding. For fully diluted earnings per share, both net income and shares outstanding have been adjusted as if the Company's $115,000,000 8% Convertible Subordinated Debentures due August 1, 2002 had been converted. (See
Note I on page 22 of this report for further information regarding the debentures.)

NOTE B -- ACQUISITIONS

  RENEER FILMS CORPORATION

     On July 19, 1993, the Company purchased Reneer Films Corporation from Goodyear Tire & Rubber Company for approximately $26 million. Reneer Films' principal business is the manufacture and distribution of vinyl woodgrain laminates for furniture and consumer electronics and clear plastic films. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16 and accordingly, the operating results have been included in the Company's financial results since the date of acquisition. The acquisition cost approximated the fair value of assets acquired.

  HENNIGES ELASTOMER-UND KUNSTSTOFFTECHNIK GMBH & CO. KG

     On July 21, 1993, the Company purchased a 24.5 percent interest in HENNIGES Elastomer- und Kunststofftechnik GmbH & Co. KG (HEK) and its related companies for approximately $18 million. HEK's principal business is the manufacture and distribution of engineered molded and extruded rubber products for the major German original equipment automotive manufacturers. The investment is accounted for by the equity method. The acquisition agreement grants the seller the option to require GenCorp to purchase all remaining interest in HEK and grants GenCorp the option to acquire all remaining interest in HEK at stated intervals through 2003. The purchase price of the remaining interest in HEK will be determined by a performance related formula set forth in the acquisition agreement.

NOTE C -- RESEARCH AND DEVELOPMENT EXPENSE

     Research and Development (R&D) expense was $45 million in 1993 and $36 million in 1992 and 1991. R&D expense includes the costs of technical activities that are useful in developing new products, services, processes or techniques, as well as those expenses that may significantly improve existing products or processes.

     Additional R&D expenditures which are funded under government contracts totaled $112 million in 1993, $166 million in 1992 and $174 million in 1991.

NOTE D -- INCOME TAXES

     The provision for income taxes consists of the following:

                                                                   YEARS ENDED NOVEMBER 30,
                                                                  --------------------------
                                                                  1993       1992       1991
                                                                  ----       ----       ----
                                                                    (DOLLARS IN MILLIONS)
    CURRENT TAXES
    U.S. federal................................................  $16        $15        $13
    State and local.............................................    6          4          7
    Foreign.....................................................    8          6          3
                                                                  ---        ---        ---
                                                                   30         25         23
    DEFERRED TAXES
    U.S. federal................................................   --         (9)        (3)
    State and local.............................................   (3)        (1)        (3)
                                                                  ---        ---        ---
              Total provision for income taxes..................  $27        $15        $17
                                                                  ===        ===        ===

     The change in deferred income taxes reflects the tax effects of the following items recognized as revenue or expense in different years for tax and financial statement purposes:

                                                              YEARS ENDED NOVEMBER 30,
                                                          --------------------------------
                                                          1993          1992          1991
                                                          ----          ----          ----
                                                               (DOLLARS IN MILLIONS)
    Long-term contracts.................................  $ (4)         $ --          $ (4)
    Depreciation expense................................    --            (7)            1
    Pension expense.....................................     4             2             3
    Accrued estimated costs.............................     7            (7)            7
    Prefunded employee health benefits..................    --            --            (3)
    Other, net..........................................   (10)            2           (10)
                                                          ----          ----          ----
                                                          $ (3)         $(10)         $ (6)
                                                          ====          ====          ====

     The difference between the statutory federal income tax rate and the effective tax rate is attributable to the following:

                                                               YEARS ENDED NOVEMBER 30,
                                                           --------------------------------
                                                           1993          1992          1991
                                                           ----          ----          ----
    Statutory income tax rate............................  34.9%         34.0%         34.0%
    State and local income taxes, net of federal income
      tax benefit........................................   2.1           6.9           5.3
    Change in tax rate on deferred tax reversals.........    .4            .8           (.2)
    Earnings of subsidiaries taxed at other than U.S.
      statutory rate.....................................   2.0           1.7           (.5)
    Benefit of tax loss on sale/liquidation of foreign
      subsidiaries.......................................    --            --          (3.6)
    Other, net...........................................   (.9)         (2.3)           .4
                                                           ----          ----          ----
              Effective income tax rate..................  38.5%         41.1%         35.4%
                                                           ====          ====          ====


     The balance sheet reflects deferred income taxes of $37 million and $38 million in prepaid expenses at November 30, 1993 and 1992, respectively. Included in other long-term assets for 1993 and 1992 are deferred income taxes of $13 million and $9 million, respectively. Pretax income of foreign subsidiaries was $18 million in 1993, $25 million in 1992 and $12 million in 1991. Cash paid during the year for income taxes was $79 million in 1993, $25 million in 1992 and $14 million in 1991.

     The Company presently follows the provisions of Accounting Principles Board Opinion No. 11 "Accounting for Income Taxes" (APB 11) to account for income taxes. In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109) which supersedes APB 11. Adoption by the Company will be required by fiscal year 1994.

     The recognition and measurement of deferred tax assets and liabilities differs significantly under SFAS 109 and APB 11. Under SFAS 109, the liability method is used in accounting for income taxes, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Under APB 11, income tax expense is determined using the deferred method. Deferred tax expense is based on items of income and expense that are reported in different years in the financial statements and tax returns and are measured at the tax rate in effect in the year the difference originated.

     The Company will implement SFAS 109 in the first quarter of 1994 as a cumulative effect of a change in accounting for income taxes. Application of the new standard will reduce equity by approximately $12 million.

NOTE E -- ACCOUNTS RECEIVABLE

     In June 1993, the Company extended its agreement with a financial institution to sell, with limited recourse, $60 million of undivided fractional interests in a pool of approximately $100 million of eligible accounts receivable through June 1994. This represents a $10 million increase from the prior agreement. Under the agreement, new receivables are sold as collections reduce previously sold receivables. The Company has retained collection and administrative responsibilities as agent for the purchaser and has established an allowance for doubtful accounts for such receivables based on expected collectibility. Accounts receivable as shown in the Consolidated Balance Sheet at November 30, 1993 and 1992 are net of $60 million and $50 million, respectively, representing the interests in receivables sold under this agreement.

     Unbilled receivables of $9 million and $16 million at November 30, 1993 and 1992, respectively, relating to long-term government contracts are included in accounts receivable from the U.S. Government. Such amounts are billed either upon delivery of completed units or settlement of contracts. The unbilled receivables amount at November 30, 1993 includes $2 million expected to be collected in fiscal year 1994, and $7 million expected to be collected in subsequent years.

     At year end, the amount of commercial and U.S. government receivables were $88 million and $78 million for 1993 and $92 million and $64 million for 1992, respectively.

NOTE F -- INVENTORIES

     Components of inventories are as follows:

                                                                        AT NOVEMBER 30,
                                                                       ------------------
                                                                       1993          1992
                                                                       ----          ----
                                                                          (DOLLARS IN
                                                                           MILLIONS)
    Raw materials and supplies.....................................    $ 44          $ 37
    Work-in-process................................................      15            15
    Finished products..............................................      57            53
                                                                       ----          ----
    Approximate replacement cost of inventories....................     116           105
    Reserves, primarily LIFO.......................................     (35)          (35)
    Long-term contracts at average cost............................     262           293
    Progress payments..............................................    (144)         (163)
                                                                       ----          ----
                                                                       $199          $200
                                                                       ====          ====

     Aerojet segment inventories applicable to government and other contracts include general and administrative costs. The total of such costs incurred in 1993 and 1992 was $127 million and $130 million, respectively, and the amounts in inventory at the end of those years are estimated at $27 million and $37 million, respectively. These estimates are based on costs being removed from inventories on a basis proportional to the amounts of each cost element projected through completion of the contract.

     Inventories using the LIFO method represented 78 percent of consolidated inventories at replacement cost at November 30, 1993 and 1992.

NOTE G -- EMPLOYEE BENEFIT PLANS

     The Company has a number of defined benefit pension plans which cover substantially all salaried and hourly employees. Normal retirement age generally is 65, but certain plan provisions allow for earlier retirement. The Company's funding policy is consistent with the funding requirements of federal law. The pension plans provide for pension benefits, the amounts of which are calculated under formulas principally based on average earnings and length of service for salaried employees and under negotiated non-wage based formulas for hourly employees.

     The components of net pension costs (income) are as follows:

                                                                     YEARS ENDED NOVEMBER
                                                                             30,
                                                                    ----------------------
                                                                    1993     1992     1991
                                                                    ----     ----     ----
                                                                    (DOLLARS IN MILLIONS)
    Service cost -- benefits earned during the period...........    $ 20     $ 22     $ 22
    Interest cost on projected benefit obligation...............     111      106       97
    Actual return on assets.....................................    (231)    (170)    (214)
    Net amortization and deferral...............................      93       38       92
                                                                    ----     ----     ----
    Net pension costs (income)..................................    $ (7)    $ (4)    $ (3)
                                                                    ====     ====     ====

     The assumptions used in calculating the present value of the accrued defined benefit pension plan benefits and pension cost at November 30, 1993, 1992 and 1991 and for the years then ended were determined in consultation with the Company's actuary. Excluding a variable annuity program with an interest assumption of 8 percent and assets at November 30, 1993 of $730 million, the weighted average expected rate of return on plan assets for all plans was 9 percent for all years presented. The assumed discount rate was 8 percent and the assumed rate of increase in salaried compensation levels was 5 percent in all years presented. Benefits under the hourly plans are not based on wages. Therefore, no benefit escalation assumption beyond negotiated increases is provided. During 1993, the Company modified its turnover assumption to reflect past and anticipated future experience. This change decreased 1993 pension cost by $5 million. There was no material impact on the projected benefit obligation. The majority of the Company's plan assets are invested in short-term investments, listed stocks and bonds.

THE FOLLOWING TABLE PRESENTS THE FUNDED STATUS OF THE PLANS:

                                                                          AT NOVEMBER 30,
                                                                         -----------------
                                                                          1993       1992
                                                                         ------     ------
                                                                            (DOLLARS IN
                                                                              MILLIONS)
    Plan assets at fair value..........................................  $1,757     $1,613
                                                                         ------     ------
    Actuarial present value of plan benefits:
      Vested...........................................................  $1,398     $1,331
      Non-vested.......................................................      73         42
                                                                         ------     ------
    Accumulated benefit obligation.....................................   1,471      1,373
    Effect of projected salary increases...............................      49         58
                                                                         ------     ------
    Projected benefit obligation.......................................  $1,520     $1,431
                                                                         ------     ------
    Overfunded plans...................................................  $  237     $  182
    Unamortized balances:
      Transition asset.................................................     (39)       (43)
      Plan amendments..................................................      26         22
      Experience gains.................................................    (126)       (70)
                                                                         ------     ------
              Prepaid pension cost (included in investments and other
                assets)................................................  $   98     $   91
                                                                         ======     ======

     The Company also sponsors a number of defined contribution pension plans. Participation in one of these plans is available to substantially all salaried employees and to certain groups of hourly employees. Company contributions to these plans are based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of each plan. The cost of these plans was $14 million in 1993, $15 million in 1992 and $14 million in 1991.

     In addition to providing pension benefits, the Company currently provides certain health care and life insurance benefits to most retired employees with varied coverage by employee group. The cost of retiree health care and life insurance benefits is currently recognized as an expense as benefits are paid. These pretax costs totaled $21 million in 1993, $20 million in 1992 and $18 million in 1991.

     The Financial Accounting Standards Board Statement No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106) requires the Company to account for these costs under the accrual method of accounting. The Company will take a one-time charge against earnings on December 1, 1993 when it implements SFAS 106.

     The Company's after-tax charge for postretirement benefits will be $196 million, compared to the previously disclosed range of $280 to $385 million. This after-tax charge includes the impact of the recent cost-sharing program announced to employees and retirees in 1993. The Company expects that its 1994 after-tax expense for postretirement benefits should approximate projected cash expenditures for the same period. Any increase in expense is expected to range between zero and $4 million as compared to the previously disclosed estimated range of $13 to $44 million.

     In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits". The standard, which must be adopted by 1995, requires postemployment benefits such as workers' compensation and supplemental unemployment benefits to be accounted for on the accrual basis rather than the cash basis. The Company currently uses the accrual method for most of these benefits and, therefore, does not anticipate that the adoption of this standard will have a material impact on the Company's reported financial condition or results of operations.

NOTE H -- ACCRUED EXPENSES

The components of accrued expenses are as follows:

                                                                        AT NOVEMBER 30,
                                                                       ------------------
                                                                       1993          1992
                                                                       ----          ----
                                                                          (DOLLARS IN
                                                                            MILLIONS)
    Payable for goods, services and rights...........................  $110          $143
    Accrued compensation and employee benefits.......................    48            50
    Restructuring and other reserves.................................    25            30
    Accrued expenses -- other........................................    19            32
                                                                       ----          ----
                                                                       $202          $255
                                                                       ====          ====

NOTE I -- LONG-TERM DEBT AND CREDIT LINES

Long-term debt consists of the following:

                                                                        AT NOVEMBER 30,
                                                                       ------------------
                                                                       1993          1992
                                                                       ----          ----
                                                                          (DOLLARS IN
                                                                           MILLIONS)
    Revolving loans..................................................  $300          $225
    8% Unsecured convertible subordinated debentures maturing 2002...   115           115
    Other............................................................     3             5
                                                                       ----          ----
    Total debt.......................................................   418           345
    Less amounts due within one year.................................    (2)           (1)
                                                                       ----          ----
                                                                       $416          $344
                                                                       ====          ====

     On April 1, 1992, the Company entered into a three-year $450 million unsecured revolving credit facility. Unused revolving lines of credit currently aggregate $150 million. The Company pays commitment fees of 3/8 of one percent on the unused balance. Interest rates are variable, primarily based on LIBOR, and are currently at an average rate of 4.3 percent.

     The revolving loan contains various debt restrictions and provisions relating to net worth and interest coverage ratios. The Company is required to maintain consolidated net worth of not less than $222 million excluding the impact of the implementation of new accounting standards. The revolving loan expires April 1995 and is extendable for up to two additional years at the option of the Company and with the approval of the banks.

     The Company has interest rate swap agreements covering a notional amount of $75 million, which expire in 1995. The semi-annual settlement rates for these agreements are calculated as a spread between a fixed annual rate of 9.5 percent and the six month floating LIBOR rate.

     During the third quarter of 1992, the Company issued $115 million of 8% Convertible Subordinated Debentures due August 1, 2002 (Debentures). The Debentures are redeemable at the option of the Company, in whole or in part, at any time on or after August 10, 1996. The Debentures are convertible at any time prior to maturity, unless previously redeemed, into shares of Common Stock at a conversion price of $16.065 per share (equivalent to a conversion rate of approximately 62.247 shares of Common Stock per $1,000 principal amount of Debentures) subject to adjustment in certain circumstances. The quoted market value of the Debentures was $129 million at November 30, 1993.

     At November 30, 1993, the Company had borrowed $22 million of its $25 million unsecured, uncommitted lines of credit with several banks for short-term borrowings. Borrowings under such lines generally bear interest at money market rates and are payable on demand. The Company also had outstanding letters of credit of $47 million at November 30, 1993.

     Cash paid during the year for interest was $28 million in 1993, $33 million in 1992 and $41 million in 1991. Interest expense in 1993, 1992 and 1991 includes imputed interest of $9 million in each year on the present value of the postretirement benefit liability established in conjunction with the sale of a discontinued operation.

NOTE J -- DISCONTINUED OPERATIONS

     The balance sheet includes various current and long-term reserves relating to operations discontinued in prior years. Those reserves include estimates for postretirement benefits (General Tire), environmental matters (Lawrence, MA and Muskegon, MI) and other accrued liabilities (RKO General). The reserves for discontinued operations were $30 million and $26 million of current liabilities and $96 million and $107 million of other long-term liabilities as of November 30, 1993 and 1992, respectively.

NOTE K -- PREFERRED SHARE PURCHASE RIGHTS

     In 1987, the Directors declared a dividend of one Preferred Share Purchase Right (Right) on each outstanding share of common stock, payable to shareholders of record on February 27, 1987. Rights outstanding at November 30, 1993 and 1992 were 31,729,858 and 31,729,205, respectively. The Shareholder Rights Plan, as amended effective December 1987, provides that under certain circumstances each Right will entitle shareholders to buy one one-hundredth of a share of a new Series A Cumulative Preference Stock at an exercise price of $100. The Rights will be exercisable only if a person or group acquires 20 percent or more of GenCorp's common stock or announces a tender or exchange offer that will result in such person or group acquiring 30 percent or more of the common stock. GenCorp will be entitled to redeem the Rights at two cents per Right at any time until ten days after a 20 percent position has been acquired (unless the Board elects to extend such time period, which in no event may exceed thirty days). If the Company is involved in certain transactions after the Rights become exercisable, a holder of Rights (other than Rights beneficially owned by a shareholder who has acquired 20 percent or more of GenCorp's common stock, which Rights become void) is entitled to buy a number of the acquiring company's common shares, or GenCorp's common stock, as the case may be, having a market value of twice the exercise price of each Right. A potential dilutive effect may exist upon the exercise of the Rights. The Rights will expire February 18, 1997. Until a Right is exercised, the holder will have no rights as a stockholder of the Company including, without limitation, the right to vote as a stockholder or to receive dividends.

     Effective November 25, 1987, the Board authorized a reserve of 325,000 shares of $1 par value Series A Cumulative Preference Stock for issuance upon exercise of Preferred Share Purchase Rights.

NOTE L -- LONG-TERM COMPENSATION PLANS

     The GenCorp Inc. 1993 Stock Option Plan provides for an aggregate of 2,500,000 shares of the Company's common stock to be purchased pursuant to stock options or to be subject to stock appreciation rights (SARs) which may be granted to selected officers and key employees at prices equal to the market value of a share of common stock on the date of grant. In 1993, the Company granted options to purchase 501,575 shares of common stock at purchase prices ranging from $16.00 per share to $16.625 per share. The options are exercisable in 25 percent increments at six months, one year, two years and three years from date of grant. None of the options are exercisable prior to March 10, 1994. No stock appreciation rights have been granted. Shares available for future grant were 2,003,925 at November 30, 1993, including 5,500 shares from forfeited options.

     The Stock Incentive Compensation Plan (SIC Plan) adopted in 1983 is based on a formula which values incentive awards payable in cash or stock based upon changes in the market value of the Company's common stock. The SIC Plan is compensatory, and compensation expense was $5 million in 1993 and $3 million in 1992 and 1991. The liability for accrued stock incentive compensation was $15 million and $12 million at November 30, 1993 and 1992, respectively.

     Pursuant to the SIC Plan, no awards may be granted after March 1, 1993 and the Company granted no incentive unit shares during 1993. The Company granted 443,000 incentive unit shares during 1992 and 383,000 during 1991.

NOTE M -- LEASE COMMITMENTS

     The Company and its subsidiaries lease certain manufacturing plant facilities, machinery and equipment and office buildings under long-term, noncancelable leases. The leases generally provide for renewal options ranging from five to ten years and require the Company to pay for utilities, insurance, taxes and maintenance. Rent expense was $14 million in 1993, $15 million in 1992 and $17 million in 1991. Future minimum commitments at November 30, 1993 for existing operating leases were $39 million with annual amounts declining from $9 million in 1994 to $3 million in 1998. The Company's current obligation for leases after 1998 is $7 million.

NOTE N -- CONTINGENCIES AND UNCERTAINTIES

  ENVIRONMENTAL MATTERS

     Sacramento, California -- In June 1989, the United States District Court for the Eastern District of California approved entry of a Partial Consent Decree (Decree) which partially settled environmental litigation initiated against Aerojet and its inactive subsidiary, Cordova Chemical Company, by the State of California (State) and the United States Environmental Protection Agency (EPA) as a result of the release of chemicals at Aerojet's Sacramento, California facility prior to 1980.

     Aerojet is conducting a Remedial Investigation/Feasibility Study (RI/FS) of the Sacramento site under the Decree and will prepare an RI/FS report on specific environmental conditions present at the site and alternatives available to remedy such conditions. The Decree does not require Aerojet to perform final remedial measures at the site.

     The Decree provides that, during the period 1989 through 1994, Aerojet will pay an aggregate of $5.4 million to (i) resolve civil monetary claims of the State and (ii) reimburse the State and the EPA for their past costs incurred in connection with the environmental matters at the Sacramento site. Aerojet has paid $4.8 million through November 30, 1993 toward this obligation. Additionally, Aerojet is required to pay for certain costs associated with government monitoring of Aerojet's compliance with the Decree.

     In 1990, the United States government settled Aerojet's claims for reimbursement of a portion of environmental costs incurred at the site prior to July 1989 for $37 million. The 1990 settlement requires that the United States will receive credit equal to 50 percent of any insurance recovery that Aerojet may receive in respect of costs covered by the settlement, except amounts paid conditionally or under a reservation of the insurers' rights or claims.

     In September 1993, Aerojet reached a second settlement with the United States government on its claim to recover a portion of environmental restoration costs incurred, or to be incurred, after June 1989 ("covered costs"). Under the terms of the 1993 settlement, covered costs recovered by Aerojet for the period July 1989 through November 1992 total approximately $18 million. This recovery was accomplished through the government's release of rights to funds held by Aerojet. The settlement also provides that 65 percent of covered costs incurred after November 1992, net of insurance recoveries, will be added to the pricing of government contracts.

     As in the case of the first settlement, Aerojet agreed to dismiss its contract claim before the Armed Services Board of Contract Appeals and also to release its claim under the "Superfund" law against the United States in federal district court for recovery of costs covered by the settlement.

     Prior to the 1993 settlement, Aerojet recognized for accounting purposes an expected minimum recovery from the United States government for 50 percent of covered costs incurred after June 1989. Aerojet assessed that a recovery was probable based on both the 1990 settlement and then current negotiations regarding a second settlement. Accordingly, $9 million of the $18 million recovered in September reduced a receivable. In addition, as a result of knowledge obtained in the continuing RI/FS process, Aerojet recorded a $9 million reserve in the fourth quarter of 1993 for its share of the currently identifiable remediation costs.

     Aerojet is in the process of completing the RI/FS which is designed to determine the extent of the contamination and feasible remediation efforts. Aerojet has a reserve of approximately $22 million, including the $9 million reserve described above, for its expected share of future environmental costs to complete the RI/FS and for currently identifiable remediation. However, until the RI/FS process is substantially completed, Aerojet will not be able to determine the ultimate costs or the duration of time for the final remediation effort.

     Legal proceedings to obtain reimbursement of environmental response costs from insurers are continuing. However, Aerojet presently cannot estimate either the total amount of such costs that may be incurred at the site or the recovery that may be obtained under any policy.

     Lawrence, Massachusetts -- The Company has completed a study of remediation alternatives for its closed Lawrence, Massachusetts facility, which was contaminated with PCBs, and has begun site remediation and off-site disposal of debris. A reserve of $32 million has been provided for the decontamination and the long-term operating and maintenance costs of this site. The reserve represents the Company's best estimate at present for the eventual remediation cost. The study indicated that the remediation cost could range as high as $56 million depending on the results of future testing and the ultimate remediation alternatives undertaken at the site. The time frame for remediation is currently estimated to range from 6 to 10 years.

     Muskegon, Michigan -- Aerojet and its two inactive Cordova Chemical subsidiaries (Cordova) have been involved in litigation regarding a former Cordova facility in Muskegon, Michigan, where the EPA has conducted an RI/FS. The United States District Court for the Western District of Michigan previously ruled that Aerojet and Cordova were liable with a former owner/operator of the site for remediation at the facility. Separately, the State of Michigan Court of Claims previously ruled that the State of Michigan is obligated to indemnify Cordova for remediation costs which it incurs at the site. These rulings have been appealed to the Sixth Circuit United States Court of Appeals and the Michigan Court of Appeals, respectively. Aerojet and Cordova expect to prevail on these appeals. On a related matter, in May 1993 the U.S. EPA terminated, without resolution, two orders issued in 1990 and 1991 to Cordova and other parties to perform site remediation.

     Final remediation costs for groundwater and soils cannot presently be determined, but could range from $50 million to $100 million, depending on the remediation methods ultimately required. Furthermore, the Company believes that most of the remediation costs will be paid by the former owner/operator and that its $6 million reserve along with probable insurance recoveries of approximately $9 million will be adequate to cover the Company's costs and expenses associated with this matter.

     Toledo, Ohio -- In 1992, the Company signed a Consent Decree with the State of Ohio relative to the remediation of PCBs at its formerly owned Toledo, Ohio facility. A remediation plan for the removal of the PCBs under the Consent Decree was submitted to the State for review in January 1994. The Company believes that its established reserves of $4 million will be adequate to cover all future costs and expenses associated with this matter.

     San Gabriel Valley Basin, California -- Aerojet's Azusa facility is one of a large number of potentially responsible parties (PRPs) in the portion of the San Gabriel Valley Superfund Site known as the Baldwin Park Operable Unit
(BPOU). Regulatory action is proceeding on two tracks: specific site investigation and cleanup, supervised by the California Regional Water Quality Control Board under delegation from the EPA, and regional groundwater remediation, under the direct control of the EPA.

     Aerojet is conducting an investigation of its current and historical properties in Azusa pursuant to a work plan negotiated with the Regional Board and EPA. Also, the EPA has issued a groundwater remediation plan for the BPOU, estimated to cost $47 million in non-recurring costs and $4 to $5 million in annual operating expense. There have been no negotiations to date concerning allocation of potential remediation costs among PRPs and other parties.

     Aerojet's environmental response costs in the San Gabriel Basin are being allowed by the government in the pricing of Aerojet's contracts. As a result, management does not believe, on the basis of presently available information, that resolution of this matter will materially affect the consolidated financial condition of the Company. Additionally, Aerojet has filed suit against its insurers for recovery of such costs.

     Other Sites -- The Company is also currently involved, together with other companies, in 19 other sites on the National Priority List under the federal Comprehensive Environmental Response, Compensation, and Liability Act (Superfund) and 14 other non-Superfund sites. In many instances, the Company's liability and its proportionate share of costs has not been determined largely due to uncertainties as to the nature and extent of the site conditions, the Company's involvement and potential recoveries from insurance and other sources. While government agencies frequently claim potentially responsible parties are jointly and severally liable at such sites, in the Company's experience, interim and final allocations of liability costs are generally made based on relative contributions of waste.

     The Superfund sites include such sites as Stringfellow (California); Organic Chemical (Michigan); Summit National (Ohio); Hardage/Criner (Oklahoma); Industrial Excess (Ohio); and Solvent Recovery Service of New England (Connecticut). The non-Superfund sites include such sites as Westbury (New
York); Four County Landfill (Indiana); and Delta Chemical (Pennsylvania). The Company's allocated share of investigation and remediation costs at a number of these sites has not yet been determined. Based on the Company's previous experience, its allocated share has been minimal, in many instances less than 1 percent. The Company, for example, was able to settle 4 sites in 1993 for less than $200,000. The Company has reserves of $12 million as of November 30, 1993 which it believes are sufficient to cover its best estimate of the environmental remediation costs at these other sites.

  ENVIRONMENTAL SUMMARY

     In regard to the sites discussed above, excluding Sacramento, management does not believe, on the basis of presently available information, that resolution of these matters will materially affect the consolidated financial condition of the Company. The effect of resolution of these matters on results of operations cannot be predicted due to the uncertainty concerning both the amount and timing of future expenditures and future results of operations.

  OTHER LEGAL MATTERS

     The Company and its subsidiaries are subject to various legal actions, governmental investigations, and proceedings relating to a wide range of matters in addition to those discussed above. In the opinion of management, after reviewing the information which is currently available with respect to such matters and consulting with the Company's counsel, any liability which may ultimately be incurred with respect to these additional matters will not materially affect the consolidated financial condition of the Company. The effect of these matters on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters.

NOTE O -- BUSINESS SEGMENT INFORMATION

     GenCorp Automotive designs and produces original equipment components and systems for the domestic, transplant and foreign automotive industries in Vehicle Sealing, Vibration Control and Reinforced Plastics. Specifically, these products include extruded rubber for vehicle body and window sealing, molded rubber for vibration control components and reinforced plastic body panels for passenger cars and trucks.

     Aerojet designs, develops and manufactures propulsion systems, defense electronics and ordnance products for the Department of Defense and National Aeronautics and Space Administration. Its three businesses are Propulsion, Electronic Systems and Ordnance.

     GenCorp Polymer Products manufactures specialty polymers and engineered plastics for consumers and industry. The segment is a leading producer of polymer-based products and operates five businesses: Designed Plastics, Plastic Films, Wallcovering, Penn Racquet Sports and Latex. The principal markets include the paper industry, residential and commercial construction and the sporting goods industry, as well as varied consumer and industrial markets that demand a broad range of thermoplastic products.

     GenCorp sales in 1993, 1992 and 1991 to the United States government and its agencies (principally the Department of Defense) totaled $847 million, $984 million and $1,108 million, respectively, and were generated almost entirely by the Aerojet segment. Sales to General Motors, primarily by GenCorp Automotive, of $250 million in 1993, $218 million in 1992 and $193 million in 1991 were at least 10 percent of the Company's net sales.

     Segment operating profit represents net sales less applicable costs, expenses and provision for restructuring and unusual items relating to operations. Segment operating profit excludes corporate income and expenses, provisions for recapitalization/restructuring and unusual items, interest expense and income taxes.

     Segment operating profit increased 18 percent or $18 million in 1993 from $103 million in 1992. Excluding a provision for restructuring of $22 million, 1992 segment operating profit increased $14 million or 13 percent. Segment operating profit decreased at Aerojet while improving at both the Automotive and Polymer Products segments.

     The 1992 provision for restructuring was $22 million, approximately $14 million after tax, or $.45 per share, and related to costs associated with the restructuring of the Reinforced Plastics division within the Automotive segment.

     Identifiable assets are those assets that are used by the business segments and exclude corporate assets consisting principally of cash and marketable securities, certain investments and headquarters' fixed assets. Sales and identifiable assets of the Company's foreign operations, as well as export sales to unaffiliated customers, were each less than 10 percent of the related consolidated amounts. Intersegment sales were not material.

                                  GENCORP INC.

                          BUSINESS SEGMENT INFORMATION

                                                                     YEARS ENDED NOVEMBER 30,
                                                                   ----------------------------
                                                                    1993       1992       1991
                                                                   ------     ------     ------
                                                                      (DOLLARS IN MILLIONS)
NET SALES
Aerojet..........................................................  $  872     $1,019     $1,142
GenCorp Automotive...............................................     514        436        368
GenCorp Polymer Products.........................................     519        482        483
                                                                   ------     ------     ------
                                                                   $1,905     $1,937     $1,993
                                                                   ------     ------     ------
SEGMENT OPERATING PROFIT (LOSS)
Aerojet..........................................................  $   53     $   71     $   75
GenCorp Automotive...............................................      21          9         (5)
GenCorp Polymer Products.........................................      47         45         41
Restructuring and unusual items..................................      --        (22)        --
                                                                   ------     ------     ------
          Segment Operating Profit...............................     121        103        111
Interest expense.................................................     (36)       (46)       (52)
Corporate other income and expense, net..........................      --         (3)         6
Corporate expenses...............................................     (15)       (17)       (16)
                                                                   ------     ------     ------
          Income before income taxes.............................  $   70     $   37     $   49
                                                                   ------     ------     ------
ASSETS
Aerojet..........................................................  $  489     $  498     $  514
GenCorp Automotive...............................................     270        243        263
GenCorp Polymer Products.........................................     282        232        214
                                                                   ------     ------     ------
          Identifiable Assets....................................   1,041        973        991
Marketable securities, cash and other Corporate assets...........     123        158        122
                                                                   ------     ------     ------
          Total assets...........................................  $1,164     $1,131     $1,113
                                                                   ------     ------     ------
CAPITAL EXPENDITURES
Aerojet..........................................................  $   20     $   29     $   42
GenCorp Automotive...............................................      28         27         31
GenCorp Polymer Products.........................................      18         39         19
Corporate........................................................       1          1          1
                                                                   ------     ------     ------
                                                                   $   67     $   96     $   93
                                                                   ------     ------     ------
DEPRECIATION
Aerojet..........................................................  $   40     $   47     $   48
GenCorp Automotive...............................................      19         19         16
GenCorp Polymer Products.........................................      13         10          9
Corporate........................................................       2          3          4
                                                                   ------     ------     ------
                                                                   $   74     $   79     $   77
                                                                   ======     ======     ======

                                  GENCORP INC.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                  ----------------------------------------------------
                                                  FEBRUARY 28     MAY 31     AUGUST 31     NOVEMBER 30
                                                  -----------     ------     ---------     -----------
                                                  (DOLLARS IN MILLIONS, EXCEPT FOR PER-SHARE AMOUNTS)
1993
Net sales.......................................    $ 401.5       $492.3      $ 482.1        $ 529.2
                                                    -------       ------      -------        -------
Gross profit....................................       58.9         79.0         63.2           73.4
                                                    -------       ------      -------        -------
Income before income taxes......................       10.2         29.6         12.9           16.9
                                                    -------       ------      -------        -------
Net income......................................    $   6.1       $ 17.8      $   7.7        $  11.2
                                                    -------       ------      -------        -------
- ----------------------------------------------------------------------------------------------------
Net income per share of common stock
  Primary.......................................    $   .19       $  .56      $   .25        $   .35
  Fully Diluted.................................        .19          .49          .24            .32
- ----------------------------------------------------------------------------------------------------
Common stock price range -- high................     13 1/8       13 3/8       17 3/8             17
                         -- low.................     10 1/8       11 5/8       12 3/8         13 7/8

                                                                   THREE MONTHS ENDED
                                                  ----------------------------------------------------
                                                  FEBRUARY 29     MAY 31     AUGUST 31     NOVEMBER 30
                                                  -----------     ------     ---------     -----------
                                                  (DOLLARS IN MILLIONS, EXCEPT FOR PER-SHARE AMOUNTS)
1992
Net sales.......................................    $ 461.4       $499.6      $ 452.2        $ 523.5
                                                    -------       ------      -------        -------
Gross profit....................................       60.7         78.8         61.1           76.3
                                                    -------       ------      -------        -------
Income before income taxes......................        4.1         23.0          8.3            2.2(A)
                                                    -------       ------      -------        -------
Net income......................................    $   2.2       $ 13.6      $   4.9        $   1.4
                                                    -------       ------      -------        -------
- ----------------------------------------------------------------------------------------------------
Net income per share of common stock............    $   .07       $  .43      $   .15        $   .05
- ----------------------------------------------------------------------------------------------------
Common stock price range -- high................     14 3/4       15 5/8       14 7/8         13 1/2
                         -- low.................      9 1/4       12 7/8       12 1/4          8 7/8

- ---------------
(A) Includes pretax provision of $21.7 million for the restructuring of the Reinforced Plastics division.

                                 CAPITAL STOCK

     The common stock is listed on the New York and Chicago Stock Exchanges. At December 31, 1993, there were approximately 15,600 holders of record of the Company's common stock. During 1993, 1992 and 1991, the Company paid quarterly cash dividends on common stock of $.15 per share.

                                  GENCORP INC.

                       SUMMARY OF SELECTED FINANCIAL DATA

                                                                   YEARS ENDED NOVEMBER 30,
                                                 -------------------------------------------------------------
                                                  1993       1992       1991       1990       1989       1988
                                                 ------     ------     ------     ------     ------     ------
                                                    (DOLLARS IN MILLIONS, EXCEPT PER-SHARE AND RATIO DATA)
NET SALES
Aerojet........................................  $  872     $1,019     $1,142     $  878     $1,034     $1,056
GenCorp Automotive.............................     514        436        368        436        433        358
GenCorp Polymer Products.......................     519        482        483        461        471        477
                                                 ------     ------     ------     ------     ------     ------
                                                 $1,905     $1,937     $1,993     $1,775     $1,938     $1,891
SEGMENT OPERATING PROFIT (LOSS)
Aerojet........................................  $   53     $   71     $   75     $   65     $   92     $   93
GenCorp Automotive.............................      21          9         (5)        23         10         28
GenCorp Polymer Products.......................      47         45         41         37         39         39
Restructuring and unusual items................      --        (22)        --         29        (52)       (12)
                                                 ------     ------     ------     ------     ------     ------
                                                 $  121     $  103     $  111     $  154     $   89     $  148
OPERATIONS
Income from continuing operations..............  $   43     $   22     $   32     $   51     $    8     $   55
Income from discontinued operations............      --         --         --         12        202         12
Cumulative effect on prior years of an
  accounting change............................      --         --         --         --         --          3
                                                 ------     ------     ------     ------     ------     ------
         Net income............................  $   43     $   22     $   32     $   63     $  210     $   70

PER SHARE OF COMMON STOCK
Income from continuing operations..............  $ 1.35     $  .70     $ 1.00     $ 1.60     $  .25     $ 1.72
Income from discontinued operations............      --         --         --        .39       6.36        .37
Cumulative effect on prior years of an
  accounting change............................      --         --         --         --         --        .10
                                                 ------     ------     ------     ------     ------     ------
Net income (primary)...........................  $ 1.35     $  .70     $ 1.00     $ 1.99     $ 6.61     $ 2.19
Net income (fully diluted).....................  $ 1.24     $  .70     $ 1.00     $ 1.99     $ 6.61     $ 2.19
Cash dividends paid............................  $  .60     $  .60     $  .60     $  .60     $  .60     $  .60

OPERATING RATIOS (CONTINUING OPERATIONS)
Return on average assets employed..............     9.3%       7.3%       9.4%      11.6%       5.9%      12.7%
Assets employed turnover.......................     2.6x       2.7x       2.9x       2.3x       2.3x       2.7x
Income from continuing operations to net
  sales........................................     2.3%       1.1%       1.6%       2.9%        .4%       2.9%

GENERAL
Capital expenditures...........................  $   67     $   96     $   93     $   79     $  111     $  122
Depreciation...................................      74         79         77         74         70         63
Total assets...................................   1,164      1,131      1,113      1,078      1,270      1,230
Long-term debt.................................     416        344        355        345        496        674

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors of GenCorp Inc.

     We have audited the accompanying consolidated balance sheets of GenCorp Inc. as of November 30, 1993 and 1992, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended November 30, 1993. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GenCorp Inc. at November 30, 1993 and 1992, and the consolidated results of its operations and cash flows for each of the three years in the period ended November 30, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note N to the consolidated financial statements, Aerojet-General Corporation, a wholly owned subsidiary of GenCorp Inc., and Cordova Chemical Company, a wholly owned subsidiary of Aerojet, have been subject to environmental litigation arising from discharges of chemicals in past years at Aerojet's Sacramento, California facility. Eventual liabilities of Aerojet relating to this matter cannot be reasonably estimated at this time.

                                                  ERNST & YOUNG

Akron, Ohio
January 24, 1994

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to nominees who will stand for election as a director of the Company at the March 30, 1994 Annual Meeting of Shareholders is set forth on pages 2 and 3 of the Company's 1994 Proxy Statement and is incorporated herein by reference. Information with respect to directors of the Company whose terms extend beyond the March 30, 1994 Annual Meeting of Shareholders is set forth on pages 3 and 4 of the Company's 1994 Proxy Statement and is incorporated herein by reference.

     Information with respect to compliance with Section 16(a) of the Exchange Act is set forth on page 5 of the Company's 1994 Proxy Statement and is incorporated herein by reference.

     Also, see Executive Officers of the Registrant on pages 6 and 7 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is set forth on pages 8 through 17 of the Company's 1994 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding the security ownership of certain beneficial owners and management is set forth on pages 5 and 6 of the Company's 1994 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain transactions and employment arrangements with management is set forth on pages 13 and 14 of the Company's 1994 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     A list of financial statements and financial statement schedules is set forth in a separate section of this report beginning on page GC-1.

(a)(3) LISTING OF EXHIBITS

     An index of exhibits begins on page -i-of this report.

(b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended November 30, 1993.

(c) EXHIBITS

     The response to this portion of Item 14 is set forth in a separate section of this report immediately following the Exhibit Index.

(d) FINANCIAL STATEMENT SCHEDULES

     The financial statement schedules are set forth in a separate section of this report beginning on page
GC-3.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GENCORP INC.

February 17, 1994
                                          By /s/ C. R. ENNIS
                                            -----------------------------------
                                                 C. R. Ennis, Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURE                                TITLE                       DATE
- ----------------------------------------  ---------------------------------  -------------------
          /s/ A. W. REYNOLDS              Chairman of the Board and Chief     February 21, 1994
- ----------------------------------------  Executive Officer
              A. W. Reynolds
          /s/ J. B. YASINSKY              President and Chief Operating       February 18, 1994
- ----------------------------------------  Officer; Director
              J. B. Yasinsky
          /s/ D. M. STEUERT               Vice President and Chief            February 21, 1994
- ----------------------------------------  Financial Officer
              D. M. Steuert
          /s/ F. J. LUCKSINGER            Vice President and Controller       February 18, 1994
- ----------------------------------------
              F. J. Lucksinger
                   *                      Director                            February 17, 1994
- ----------------------------------------
             R. K. Jaedicke
                   *                      Director                            February 17, 1994
- ----------------------------------------
              P. X. Kelley
                   *                      Director                            February 17, 1994
- ----------------------------------------
             R. D. Kunisch
                   *                      Director                            February 17, 1994
- ----------------------------------------
       J. Lafontant-Mankarious
                   *                      Director                            February 17, 1994
- ----------------------------------------
            J. M. Osterhoff
                   *                      Director                            February 17, 1994
  --------------------------------------
             P. J. Phoenix
                   *                      Director                            February 17, 1994
- ----------------------------------------
              R. B. Pipes
                   *                      Director                            February 17, 1994
- ----------------------------------------
             H. A. Shaw III
                   *                      Director                            February 17, 1994
- ----------------------------------------
              J. R. Stover

*Signed by the undersigned as
  attorney-in-fact and agent for the
  Directors indicated.

       /s/ E. R. DYE                                                          February 17, 1994
- ----------------------------------------
           E. R. Dye

                           ANNUAL REPORT ON FORM 10-K

                     ITEM 14(A)(1)(2) AND (3), (C) AND (D)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                         FINANCIAL STATEMENT SCHEDULES

                                 EXHIBIT INDEX

                                CERTAIN EXHIBITS

                      FISCAL YEAR ENDED NOVEMBER 30, 1993

                                  GENCORP INC.

                           FAIRLAWN, OHIO 44333-3300

                                  GENCORP INC.

                             ITEM 14(A)(1) AND (2)
        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                      PAGE
                                                                                     NUMBER
                                                                                     -------
(1) FINANCIAL STATEMENTS:
The following consolidated financial statements of GenCorp Inc. are included in
  Item 8:
  Consolidated Statement of Income for the years ended November 30, 1993, 1992
     and 1991                                                                          12
  Consolidated Balance Sheet at November 30, 1993 and 1992                             13
  Consolidated Statement of Cash Flows for the years ended November 30, 1993,
     1992 and 1991                                                                     14
  Consolidated Statement of Shareholders' Equity for the years ended November 30,
     1993, 1992 and 1991                                                               15
  Notes to Consolidated Financial Statements                                           16
(2) FINANCIAL STATEMENT SCHEDULES:

     The following consolidated financial statement schedules of GenCorp Inc. are included in Item 14(d):

                                                                                  PAGE
                                                                                 NUMBER
                                                                                 ------
Schedule V    --  Property, Plant and Equipment................................   GC-3
Schedule VI   --  Accumulated Depreciation, Depletion and Amortization of
                  Property, Plant and Equipment................................   GC-4
Schedule IX   --  Short-Term Borrowings........................................   GC-5
Schedule X    --  Supplementary Income Statement Information...................   GC-6

     All other schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

                        CONSENT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
GenCorp Inc.

     We consent to the incorporation by reference in the Prospectuses constituting part of GenCorp Inc.'s Registration Statements No. 33-61928, 33-28056 and 2-98730 on Form S-8, Post Effective Amendment No. 1 to Registration Statements No. 2-80440 and 2-83133 on Form S-8, and Post Effective Amendment No. 4 to Registration Statement No. 2-66840 on Form S-8 of our report dated January 24, 1994, with respect to the consolidated financial statements and schedules of GenCorp Inc. included in this Annual Report (Form 10-K) for the year ended November 30, 1993.

                                                  ERNST & YOUNG

Akron, Ohio
February 18, 1994

                                                                      SCHEDULE V

                                  GENCORP INC.

                         PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED NOVEMBER 30, 1993, 1992 AND 1991

                             (DOLLARS IN MILLIONS)

                                                                                RECLASSI-
                                                                                FICATIONS
                                       BALANCE AT                                  AND           BALANCE
                                       BEGINNING      ADDITIONS     RETIRE-    TRANSFERS -       AT END
          CLASSIFICATION               OF PERIOD       AT COST      MENTS      ADD/(DEDUCT)     OF PERIOD
- -----------------------------------    ----------     ---------     ------     ------------     ---------
YEAR ENDED NOVEMBER 30, 1993
Land...............................      $   35          $--         $ --          $ --          $    35
Buildings and building equipment...         300           15          (14)            2              303
Machinery and equipment............         867           93          (35)           --              925
Construction in progress...........          58          (18)          --            (4)              36
                                         ------          ---        -----          ----          -------
                                         $1,260          $90(A)      $(49)         $ (2)(B)      $ 1,299
                                         ======          ===         ====          ====          =======
YEAR ENDED NOVEMBER 30, 1992
Land...............................      $   34          $ 1         $ --          $ --          $    35
Buildings and building equipment...         283           18           (1)           --              300
Machinery and equipment............         834           61          (26)           (2)             867
Construction in progress...........          42           16           --            --               58
                                         ------          ---        -----          ----          -------
                                         $1,193          $96         $(27)         $ (2)(B)      $ 1,260
                                         ======          ===         ====          ====          =======

YEAR ENDED NOVEMBER 30, 1991
Land...............................      $   32          $ 2         $ --          $ --          $    34
Buildings and building equipment            264           18           --             1              283
Machinery and equipment                     791           70          (31)            4              834
Construction in progress                     46            3           (6)           (1)              42
                                         ------          ---        -----          ----          -------
                                         $1,133          $93         $(37)         $  4(B)       $ 1,193
                                         ======          ===         ====          ====          =======


- ---------------

Notes:

(A) Includes $23 of assets acquired through the purchase of Reneer Films Corp.

(B) Currency translation adjustments and other.

                                                                     SCHEDULE VI

                                  GENCORP INC.

              ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED NOVEMBER 30, 1993, 1992 AND 1991

                             (DOLLARS IN MILLIONS)

                                                      ADDITIONS
                                                       CHARGED                  RECLASSI-
                                                      TO COSTS                  FICATIONS
                                       BALANCE AT      AND EX-                     AND           BALANCE
                                       BEGINNING       PENSES       RETIRE-    TRANSFERS -       AT END
            DESCRIPTION                OF PERIOD         (A)        MENTS      ADD/(DEDUCT)     OF PERIOD
- -----------------------------------    ----------     ---------     ------     ------------     ---------
YEAR ENDED NOVEMBER 30, 1993
Buildings and building equipment...      $  164          $12         $(14)         $ (1)         $   161
Machinery and equipment............         557           62          (29)            5              595
                                        -------          ----        -----          ----         -------
                                         $  721          $74         $(43)         $  4(B)       $   756
                                        =======          ====        =====          ====         =======
YEAR ENDED NOVEMBER 30, 1992
Buildings and building equipment...      $  152          $12         $ --          $ --          $   164
Machinery and equipment............         507           67          (26)            9              557
                                        -------          ----        -----          ----         -------
                                         $  659          $79         $(26)         $  9(B)       $   721
                                        =======          ====        =====          ====         =======
YEAR ENDED NOVEMBER 30, 1991
Buildings and building equipment...      $  141          $11         $ --          $ --          $   152
Machinery and equipment............         464           66          (27)            4              507
                                        -------          ----        -----          ----         -------
                                         $  605          $77         $(27)         $  4(B)       $   659
                                        =======          ====        =====          ====         =======

- ---------------

Notes:

(A) Depreciation for financial reporting is computed principally by accelerated methods for Aerojet and by the straight-line method for the remainder of the Company. Useful lives for depreciation range from 15 to 50 years for buildings and building equipment and 3 to 25 years for machinery and equipment.

 (B) Currency translation adjustments and other.

                                                                     SCHEDULE IX

                                  GENCORP INC.

                             SHORT-TERM BORROWINGS
              FOR THE YEARS ENDED NOVEMBER 30, 1993, 1992 AND 1991

                             (DOLLARS IN MILLIONS)

                                                                     MAXIMUM         AVERAGE         WEIGHTED
                                                      WEIGHTED       AMOUNT          AMOUNT           AVERAGE
                                       BALANCE AT     AVERAGE      OUTSTANDING     OUTSTANDING     INTEREST RATE
       CATEGORY OF AGGREGATE             END OF       INTEREST     DURING THE      DURING THE       DURING THE
       SHORT-TERM BORROWINGS             PERIOD         RATE       PERIOD (A)      PERIOD (B)       PERIOD (B)
- -----------------------------------    ----------     --------     -----------     -----------     -------------
YEAR ENDED NOVEMBER 30, 1993
Notes payable......................       $ 22           3.9%          $25             $10              3.7%
YEAR ENDED NOVEMBER 30, 1992
Notes payable......................       $ --            --           $40             $ 8              4.7%
YEAR ENDED NOVEMBER 30, 1991
Notes payable......................       $ --            --           $49             $14              6.8%

- ---------------

Notes:

(A) At month end.

(B) Daily weighted-average method used.

                                                                      SCHEDULE X

                                  GENCORP INC.

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED NOVEMBER 30, 1993, 1992 AND 1991

                             (DOLLARS IN MILLIONS)

CHARGED TO COSTS AND EXPENSES

                                                                YEARS ENDED NOVEMBER
                                                                        30,
                                                               ----------------------
                           ITEM                                1993     1992     1991
                           ----                                ----     ----     ----
Maintenance and repairs....................................    $59      $60      $59

- ---------------

Note: Items otherwise required by this schedule are not presented because they are less than one percent of consolidated revenues or included in this Annual Report (Form 10-K).

                                 EXHIBIT INDEX

   TABLE       EXHIBIT                                                                EXHIBIT
  ITEM NO.     DESCRIPTION                                                             LETTER
  --------     -----------                                                            -------
      3.       ARTICLES OF INCORPORATION AND BY-LAWS
               The Amended Articles of Incorporation of GenCorp Inc., as amended as of December 7, 1987, were filed as Exhibit A to the Company's Annual
               Report on Form 10-K for the fiscal year ended November 30, 1988
               (File No. 1-1520), and are incorporated herein by reference. (17 pages)
               The Code of Regulations of GenCorp Inc., as amended November 25,
               1987, were filed as Exhibit B to the Company's Annual Report on Form
               10-K for the fiscal year ended November 30, 1988 (File No. 1-1520), and are incorporated herein by reference. (16 pages)

      4.       INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS,
               INCLUDING INDENTURES
               Amended and Restated Rights Agreement (with exhibits) dated as of
               December 7, 1987 between GenCorp Inc. and Morgan Shareholder
               Services Trust Company as Rights Agent was filed as Exhibit D to the
               Company's Annual Report on Form 10-K for the fiscal year ended
               November 30, 1987 (File No. 1-1520), and is incorporated herein by reference. (86 pages)
               Information relating to the Company's long-term debt is set forth in
               Note I of this report, which information is incorporated herein by reference. The Indenture, dated as of July 1, 1992, between GenCorp and the Bank of New York as trustee relating to the Company's
               $115,000,000 8% Convertible Subordinated Debentures due August 1,
               2002 and the form of Debenture were filed as Exhibits A and B to the
               Company's Quarterly Report on Form 10-Q for the quarter ended August
               31, 1992 (File No. 1-1520) and are incorporated herein by reference.
               (107 pages)
               Instruments defining the rights of holders of other long-term debt are not filed herewith since no such single debt item exceeds 10 percent of consolidated assets. The Company agrees, however, to furnish a copy of any such agreement or instrument to the Commission upon request.

     10.       MATERIAL CONTRACTS
               An Employment Agreement dated August 4, 1984 between the Company and
               A.W. Reynolds, Chairman and Chief Executive Officer and a Director
               of the Company was filed as Exhibit A to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1984 (File No.
               1-1520), and is incorporated herein by reference. (3 pages)
               An Employment Agreement dated October 15, 1993 between the Company and J. B. Yasinsky, President and Chief Operating Officer of the
               Company. (4 pages)..................................................        A
               Form of Severance Agreement granted to executive officers of the
               Company to provide for payment of an amount equal to 125 percent of base salary multiplied by a factor of 3 if their employment should terminate for any reason other than death, disability, willful misconduct or retirement within three years after a change in control, as such term is defined in such agreement was filed as
               Exhibit A to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1990 (File No. 1-1520), and is incorporated herein by reference. (12 pages)
               Benefits Restoration Plan for Salaried Employees of GenCorp Inc. and
               Certain Subsidiary Companies as amended and restated effective
               December 1, 1986, was filed as Exhibit G to the Company's Annual
               Report on Form 10-K for the fiscal year ended November 30, 1987
               (File No. 1-1520), and is incorporated herein by reference. (6 pages)

   TABLE                                     EXHIBIT                                   EXHIBIT
  ITEM NO.                                 DESCRIPTION                                 LETTER
  --------     --------------------------------------------------------------------    -------
               pages)Amendment to the GenCorp Inc. and Participating Subsidiaries
               Stock Incentive Compensation Plan, effective as of April 5, 1987, was filed as Exhibit H to the Company's Annual Report on Form 10-K
               for the fiscal year ended November 30, 1987 (File No. 1-1520), and is incorporated herein by reference. (6 pages)
               Information relating to the Deferred Bonus Plan of GenCorp Inc. is contained in Post-Effective Amendment No. 1 to Form S-8 Registration
               Statement No. 2-83133 dated April 18, 1986 and is incorporated herein by reference. (16 pages)
               Amendment to the Deferred Bonus Plan of GenCorp Inc. effective as of
               April 5, 1987, was filed as Exhibit I to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1987 (File No.
               1-1520), and is incorporated herein by reference. (3 pages)
               GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors
               effective January 1, 1992 was filed as Exhibit A to the Company's
               Annual Report on Form 10-K for the fiscal year ended November 30,
               1991 (File No. 1-1520) and is incorporated herein by reference. (18 pages)
               GenCorp Inc. Long-Term Incentive Program effective January 27, 1993 was filed as Exhibit A to the Company's Annual Report on Form 10-K
               for the fiscal year ended November 30, 1992 (File No. 1-1520) and is incorporated herein by reference. (24 pages)
               GenCorp Inc. 1993 Stock Option Plan effective March 31, 1993 was filed as Exhibit 4.1 to Form S-8 Registration Statement No. 33-61928
               dated April 30, 1993 and is incorporated herein by reference. (11 pages)
     11.       STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
               (1 page)............................................................        B
     21.       SUBSIDIARIES OF THE REGISTRANT
               Listing of Subsidiaries (1 page)....................................        C
     23.       CONSENTS OF EXPERTS
               Consent of Ernst & Young is contained on page GC-2 of this Form 10-K and is incorporated herein by reference.
     24.       POWER OF ATTORNEY
               Powers of Attorney executed by R. K. Jaedicke, P. X. Kelley, R. D.
               Kunisch, J. Lafontant-Mankarious, J. M. Osterhoff, R. B. Pipes, P.
               J. Phoenix, H. A. Shaw III, and J. R. Stover, Directors of the
               Company. (9 pages)..................................................        D
               The Company will supply copies of any of the foregoing exhibits to any shareholder upon receipt of a written request addressed to
               GenCorp Inc., 175 Ghent Road, Fairlawn, Ohio
               44333-3300 -- Attention: Secretary, and payment of $1 per page to help defray the costs of handling, copying and return postage.