Form 10-Q
period 1994-02-28
GENCORP INC
filed 1994-04-12
CIK 40888

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended  February 28,1994           Commission File Number 1-1520
                      ------------------                                --------

                                  GenCorp Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Ohio                                         34-0244000
- -----------------------                   -----------------------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)


                175 Ghent Road       Fairlawn, Ohio      44333-3300
            -------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)


       Registrant's telephone number, including area code (216) 869-4200
                                                         -----------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X    NO
                                               ---     ---




At March 31, 1994, there were 31,729,858 outstanding shares of GenCorp Inc.'s Common Stock, par value $.10.


GenCorp Inc.


Table of Contents
                                                                                                 Page No.
                                                                                              -------------
Part I. Financial Information

     Item 1.  Financial Statements

         Condensed Consolidated Statement of Income -
              Three Months Ended February 28, 1994 and 1993                                          -3-

         Condensed Consolidated Balance Sheet -
              February 28, 1994 and November 30, 1993                                                -4-

         Condensed Consolidated Statement of Cash Flows -
              Three Months Ended February 28, 1994 and 1993                                          -5-

         Notes to the Unaudited Interim Condensed Consolidated
              Financial Statements                                                                   -6-

     Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                              -14-

Part II.  Other Information

     Item 1.  Legal Proceedings                                                                     -17-

     Item 4.  Submission of Matters to a Vote of Security Holders                                   -17-

     Item 6.  Exhibits and Reports on Form 8-K                                                      -18-

Signatures                                                                                          -19-

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

                                  GenCorp Inc.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                  (Dollars in millions, except per share data)


                                                                             Unaudited
                                                                         Three Months Ended
                                                                    ------------------------------
                                                                    Feb. 28,              Feb. 28,
                                                                      1994                  1993
                                                                    --------              --------
NET SALES                                                            $ 401.7              $  401.5
                                                                     -------              --------

COSTS AND EXPENSES
Cost of products sold                                                  355.0                 342.6
Selling, general and administrative                                     44.9                  41.8
Other income and expense, net                                            (.2)                   .8
Interest expense                                                         7.3                   6.1
                                                                     -------              --------
                                                                       407.0                 391.3
                                                                     -------              --------
INCOME (LOSS) BEFORE INCOME TAXES                                       (5.3)                 10.2
Provision for income taxes                                              (2.1)                  4.1
                                                                     -------              --------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGES                                                (3.2)                  6.1

Cumulative effect of accounting changes (Note B)                      (212.8)                    -

NET INCOME (LOSS)                                                    $(216.0)             $    6.1
                                                                     =======              ========

NET INCOME (LOSS) PER COMMON SHARE (NOTE C)
Primary:
   Before cumulative effect of accounting changes                    $ ( .10)             $    .19
   Cumulative effect of accounting changes (Note B)                    (6.71)                    -
                                                                     -------              --------

   Net Income (loss)                                                 $ (6.81)             $    .19
                                                                     =======              ========

Fully Diluted:
   Before cumulative effect of accounting changes                    $ ( .10)             $    .19
   Cumulative effect of accounting changes (Note B)                    (6.71)                    -
                                                                     -------              --------

   Net Income (loss)                                                 $ (6.81)             $    .19
                                                                     =======              ========

Average number of shares of common
   stock outstanding (in thousands)
Primary                                                               31,730                31,729
Fully Diluted                                                         38,888                38,888

Cash dividends paid per share of common stock                        $   .15              $    .15

     The accompanying notes to the unaudited interim condensed consolidated financial statements are an integral part of these statements.


                                  GenCorp Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in millions)

                                                                       Unaudited           Audited
                                                                      February 28,        November 30,
                                                                         1994                1993
                                                                      ------------        ------------
CURRENT ASSETS:
Cash and equivalents                                                  $   18.2              $   15.8
Marketable securities                                                      7.3                   7.1
Accounts receivable (Note E)                                             136.9                 165.8
Inventories (Note F)                                                     206.5                 199.3
Prepaid expenses                                                          52.1                  41.6
                                                                      --------              --------
TOTAL CURRENT ASSETS                                                     421.0                 429.6
                                                                      --------              --------

Investments and other assets                                             180.7                 181.8
Deferred Income Taxes                                                    129.9                   9.0

Property, plant and equipment:
   At cost                                                             1,299.1               1,299.5
   Accumulated depreciation                                             (768.4)               (756.4)
                                                                      --------              --------
     Net property, plant and equipment                                   530.7                 543.1
                                                                      --------              --------
TOTAL ASSETS                                                          $1,262.3              $1,163.5
                                                                      ========              ========


CURRENT LIABILITIES:
Notes payable                                                            $31.5                 $23.1
Accounts payable - trade                                                  89.2                 102.0
Income taxes                                                               6.1                  14.4
Other current liabilities                                                211.9                 201.5
                                                                      --------              --------
TOTAL CURRENT LIABILITIES                                                338.7                 341.0
                                                                      --------              --------

Long-Term Debt (Note G)                                                  433.7                 416.2
Postretirement benefits other than pensions (Note H)                     370.9                  69.9
Other Liabilities                                                        107.3                 101.9
Contingencies (Note I)

SHAREHOLDERS' EQUITY:
Preference stock - (none outstanding)                                        -                     -
Common stock - $.10 par value; 31.7 million shares
   outstanding                                                             3.2                   3.2
Other capital                                                               .5                    .5
Retained earnings                                                          8.0                 228.8
Currency translation adjustment                                              -                   2.0
                                                                      --------              --------
TOTAL SHAREHOLDERS' EQUITY                                                11.7                 234.5
                                                                      --------              --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $1,262.3              $1,163.5
                                                                      ========              ========

              The accompanying notes to the unaudited interim condensed consolidated financial statements are an integral part of these statements.


                                  GenCorp Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in millions)

                                                                                       Unaudited
                                                                                  Three Months Ended
                                                                            -----------------------------
                                                                                      February 28,
                                                                                1994               1993
                                                                            ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                              $(216.0)            $  6.1
Cumulative effect of accounting changes                                          212.8                  -
Depreciation and amortization                                                     19.4               19.3
Increase in working capital                                                      (21.8)             (73.9)
Increase in deferred income taxes                                                 (1.4)               (.3)
Other - net                                                                         .4                (.5)
                                                                               -------             ------
NET CASH USED IN OPERATING ACTIVITIES                                             (6.6)             (49.3)
                                                                               -------             ------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                              (9.0)             (13.1)
Investments and other - net                                                       (1.2)               1.2
                                                                               -------             ------
NET CASH USED IN INVESTING ACTIVITIES                                            (10.2)             (11.9)
                                                                               -------             ------

CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term debt incurred                                                       8.4               18.0
Long-term debt incurred                                                           70.0               80.0
Long-term debt paid                                                              (52.6)             (20.0)
Dividends                                                                         (4.8)              (4.8)
Other equity transactions                                                         (1.8)               (.2)
                                                                               -------             ------
NET CASH PROVIDED FROM
   FINANCING ACTIVITIES                                                           19.2               73.0
                                                                               -------             ------
NET INCREASE IN CASH AND EQUIVALENTS                                               2.4               11.8
Cash and Equivalents at beginning of year                                         15.8               27.2
                                                                               -------             ------
Cash and Equivalents at end of period                                          $  18.2             $ 39.0
                                                                               =======             ======

Cash paid during the period for interest was $10.8 million and $10.7 million for the three months ended February 28, 1994 and 1993, respectively. Cash paid during the period for income taxes was $14.1 million and $9.9 million for the three months ended February 28, 1994 and 1993, respectively.

     The accompanying notes to the unaudited interim condensed consolidated financial statements are an integral part of these statements.


                                  GenCorp Inc.
             NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


Note A - Basis of Presentation
- ------------------------------

    The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included or incorporated by reference in the GenCorp Inc. (Company) Annual Report on Form 10-K for the fiscal year ended November 30, 1993.

    All normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the three months ended February 28, 1994 and 1993, have been reflected. The results of operations for the three months ended February 28, 1994, are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

Note B - Accounting Changes
- ---------------------------

    Effective December 1, 1993, the Company adopted the provisions of Statements of Financial Accounting Standards (SFAS) No. 106 - Employers' Accounting for Postretirement Benefits Other Than Pensions; SFAS No. 109 - Accounting for Income Taxes; and SFAS No. 112 - Employers' Accounting for Postemployment Benefits.

    SFAS No. 106 requires that the expected cost of providing postretirement health care and life insurance benefits be charged to expense during the years that the employees render service. Prior to 1994, the Company expensed the cost of these benefits for continuing operations as they were paid. Upon implementation of the standard, the Company elected immediate recognition of the transition obligation by taking a one time charge against earnings.

    SFAS No. 109 requires that the liability method is to be used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of SFAS No. 109, income tax expense was determined using the deferred tax method required by Accounting Principles Board Opinion No. 11 - Accounting For Income Taxes.

    SFAS No. 112 requires the use of the accrual method of accounting for benefits payable to employees that leave the Company other than by reason of retirement. Implementation of this standard had a relatively small effect as most of these benefits were accounted for in accordance with SFAS No. 112 prior to December 1, 1993.

    The table below shows the components of the cumulative effect of accounting changes:

(Millions, except per-share data)                          Amount           Per Share
- --------------------------------------------------------------------------------------
Other postretirement benefits,
  net of $130.6 in taxes                                  $(195.9)             $(6.18)
Income taxes                                                (16.5)               (.52)
Postemployment benefits,
  net of $.1 in taxes                                         (.4)               (.01)
                                                          --------             -------
    Total                                                 $(212.8)             $(6.71)
                                                          ========             =======

    The incremental impact of these changes in accounting methods on income
(loss) before cumulative effect of accounting changes decreased earnings for the quarter ended February 28, 1994 by approximately $1 million.

    Reclassifications - Certain reclassifications have been made to conform prior year's data to the current presentation.

Note C - Net Income Per Share of Common Stock
- ---------------------------------------------

    Primary earnings per share of common stock are calculated by dividing net income by the weighted average number of common shares outstanding. For fully diluted earnings per share, both net income and shares outstanding have been adjusted as if the Company's $115,000,000 8% Convertible Subordinated Debentures Due August 1, 2002 had been converted. (See Note G for further information regarding the debentures.)

Note D - Income Taxes
- ---------------------

    Effective December 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes". As permitted under the Statement, the Company has elected not to restate the financial statements of prior periods.

    The table below is a summary of the significant components of the Company's deferred tax assets and liabilities as of February 28, 1994.

(Millions)                                                  Assets         Liabilities
- ----------------------------------------------------------------------------------------
Accrued estimated costs                                   $ 96.1            $    -
Long term contract method                                      -               3.8
Depreciation                                                   -              51.1
Pension                                                        -              37.3
State NOLs and tax credit carryforwards                      9.8                 -
Other postretirement/employment benefits                   164.7                 -
Other                                                        1.3               4.5
                                                          ------             -----
    Total                                                 $271.9             $96.7
                                                          ======             =====

    The State net operating losses (NOLs) will expire in years through 2007. Foreign tax credits will expire in 1995.

    The Company believes that the adoption of Statement 109 will not materially change its computation of annual tax expense or its effective tax rate.

Note E - Accounts Receivable
- ----------------------------

    In June 1993, the Company extended its agreement with a financial institution to sell, with limited recourse, $60 million of undivided fractional interests in a $100 million pool of eligible accounts receivable through June 1994. This represents a $10 million increase from the prior agreement. Under the agreement, new receivables are sold as collections reduce previously sold receivables. The Company has retained collection and administrative responsibilities as agent for the purchaser and has established an allowance for doubtful accounts for such receivables based on expected collectibility. Accounts receivable as shown in the Consolidated Balance Sheet are net of $60 and $50 million for 1994 and 1993 respectively, representing the interests in receivables sold under this agreement.

Note F - Inventories
- --------------------

    Inventories are stated at the lower of cost or market value. A portion of the inventories are priced by use of the last-in, first-out (LIFO) method using various dollar value pools. Interim LIFO determinations may involve management's judgments of expected year-end inventory levels. Components of inventory are as follows:

                                                                           February 28,         November 30,
                                                                              1994                  1993
                                                                         ---------------      ----------------
                                                                                     (Millions)
      Raw materials and supplies                                             $ 43.6                $ 43.9
      Work-in-process                                                          14.6                  14.8
      Finished products                                                        61.5                  57.2
                                                                             ------                ------
        Approximate replacement cost of LIFO
        inventories                                                           119.7                 115.9
      Reserves, primarily LIFO                                                (35.5)                (35.0)
      Long-term contracts at average cost                                     269.6                 262.5
      Progress payments                                                      (147.3)               (144.1)
                                                                             ------                ------
                                                                             $206.5                $199.3
                                                                             ======                ======

Note G - Long-Term Debt and Credit Lines
- ----------------------------------------

      In April 1992, the Company converted all previously outstanding revolving loans into a three-year $450 million unsecured revolving credit facility. The revolving loan expires in April 1995 and is extendable for up to two additional years at the option of the Company and with the approval of the participating banks. As of the date of this report, a majority of the participating banks have extended their commitments to April 1996. As of February 28, 1994, unused revolving lines of credit totaled $130 million. The Company pays commitment fees of 3/8 of one percent on the unused balance. Interest rates are variable, primarily based on LIBOR, and are currently at an average rate of 4.4 percent.

      The revolving loan contains various debt restrictions and provisions relating to net worth and interest coverage ratios. The Company is required to maintain consolidated net worth of not less than $222 million, excluding the impact of new accounting standards. After adjusting for the newly implemented accounting standards discussed in Note B, the Company continues to be in compliance with its debt covenants.

- ----------------------------------------------------

     The Company has interest rate swap agreements covering a notional amount of $75 million which expire in 1995. The semi-annual settlement rates for these agreements are calculated as a spread between a fixed annual rate of 9.54 percent and the six month floating LIBOR rate.

      During the third quarter of 1992, the Company issued $115 million of 8% Convertible Subordinated Debentures due August 1, 2002 (Debentures). The Debentures are redeemable at the option of the Company, in whole or in part, at any time on or after August 10, 1996. The Debentures are convertible at any time prior to maturity, unless previously redeemed, into shares of Common Stock at a conversion price of $16.065 per share (equivalent to a conversion rate of approximately 62.247 shares of Common Stock per $1,000 principal amount of Debentures) subject to adjustment in certain circumstances. The market value of the Debentures was $135 million at February 28, 1994.

      At February 28, 1994, the Company had unsecured, uncommitted lines of credit with several banks for short-term borrowings aggregating $35 million, of which $30 million was outstanding. Borrowings under such lines generally bear interest at money market rates and are payable on demand. The Company also had outstanding letters of credit totaling $47 million at February 28, 1994.

Note H - Employee Benefit Plans
- -------------------------------

      Effective December 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" as discussed under Note B - Accounting Changes. The Company currently provides certain unfunded health care and life insurance benefits to most retired employees with varied coverage by employee group.

      The table below sets forth the components of the net periodic postretirement benefit cost and the accumulated postretirement benefit obligation for postretirement benefits other than pensions.

Net Periodic Postretirement Benefit Cost
- ------------------------------------------------------------------------------------------------------------
                                                                                         Three Months Ended
(Millions)                                                                                February 28, 1994
- ------------------------------------------------------------------------------------------------------------
Cost                                                                                                    $1.3
Interest Cost                                                                                            7.8
                                                                                                        ----
   Total Cost                                                                                           $9.1
                                                                                                        ====

Accumulated Postretirement Benefit Obligation
- ------------------------------------------------------------------------------------------------------------
(Millions)                                                                                 February 28, 1994
- ------------------------------------------------------------------------------------------------------------
Retirees                                                                                              $285.7
Fully eligible active plan participants                                                                 55.3
Other active plan participants                                                                          65.5
                                                                                                      ------
   Total benefit obligation                                                                           $406.5
                                                                                                      ======

    The accumulated postretirement benefit obligation includes the impact of the recent cost-sharing program announced to employees and retirees on October 4, 1993. The program establishes limits on the average amount the Company pays annually to provide future retiree medical coverage. The Company believes that it has the legal right to implement this

- -------------------------------------------

new cost-sharing program and has recently prevailed in a lawsuit before the U.S. District Court challenging the Company's right to modify retiree medical benefits as changed in 1991. This ruling is under appeal to the U.S. Court of Appeals for the Sixth Circuit. While the Company expects to prevail on appeal, an adverse ruling could affect the future cost of providing retiree health benefits.

    The accumulated postretirement benefit obligation and related benefit cost are determined by the application of relevant actuarial assumptions. The Company utilized an 8 percent discount rate and anticipates its health care cost trend rate will decline from 12 percent in 1994 to 6 percent in 2003, after which the trend rate is expected to stabilize. The effect of a one percentage point increase in the assumed health care cost trend rate for each future year would increase the benefit obligation by $9.7 million and the current quarter benefit expense by $.2 million.

Note I - Contingencies and Uncertainties
- ----------------------------------------

Environmental Matters
- ---------------------
Sacramento, California

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

    The Decree provides that, during the period 1989 through 1994, Aerojet will pay an aggregate of $5.4 million to (i) resolve civil monetary claims of the State and (ii) reimburse the State and the EPA for their past costs incurred in connection with the environmental matters at the Sacramento site. Aerojet has met this obligation. Additionally, Aerojet is required to pay for certain costs associated with government monitoring of Aerojet's compliance with the Decree.

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

- ----------------------------------------------------

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

    Aerojet is in the process of completing the RI/FS which is designed to determine the extent of the contamination and feasible remediation efforts. Aerojet has a reserve of approximately $21 million for its expected share of future environmental costs to complete the RI/FS and for currently identifiable remediation. However, until the RI/FS process is substantially completed, Aerojet will not be able to determine the ultimate costs or the duration of time for the final remediation effort.

    Legal proceedings to obtain reimbursement of environmental response costs from insurers are continuing. However, Aerojet presently cannot estimate either the total amount of such costs that may be incurred at the site or the recovery that may be obtained under any policy.

Lawrence, Massachusetts

    The Company has completed a study of remediation alternatives for its closed Lawrence, Massachusetts facility, which was contaminated with PCBs, and has begun site remediation and off-site disposal of debris. The Company has a reserve of $29 million for the decontamination and the long-term operating and maintenance costs of this site. The reserve represents the Company's best estimate at present for the eventual remediation cost. The study indicated that the remediation cost could range as high as $56 million depending on the results of future testing and the ultimate remediation alternatives undertaken at the site. The time frame for remediation is currently estimated to range from 6 to 10 years.

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

- ----------------------------------------------------

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

    Aerojet is conducting an investigation of its current and historical properties in Azusa pursuant to a work plan negotiated with the Regional Board and EPA. Also, the EPA has issued a Record of Decision (ROD) for a groundwater remediation plan for the BPOU, estimated to cost $47 million in non-recurring costs and $4 to $5 million in annual operating expense. There have been no negotiations to date concerning allocation of potential remediation costs among PRPs and other parties.

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

Other Sites

    The Company is also currently involved, together with other companies, in 20 other sites on the National Priority List under the federal Comprehensive Environmental Response, Compensation, and Liability Act (Superfund) and 14 other non-Superfund sites. In many instances, the Company's liability and its proportionate share of costs has not been determined largely due to uncertainties as to the nature and extent of the site conditions, the Company's involvement and potential recoveries from insurance and other sources. While government agencies frequently claim potentially responsible parties are jointly and severally liable at such sites, in the Company's experience, interim and final allocations of liability costs are generally made based on relative contributions of waste.

- ----------------------------------------------------

    The Superfund sites include such sites as Stringfellow (California); Organic Chemical (Michigan); Summit National (Ohio); Hardage/Criner (Oklahoma); Industrial Excess (Ohio); and Solvent Recovery Service of New England (Connecticut). The non-Superfund sites include such sites as Westbury (New
York); Four County Landfill (Indiana); and Delta Chemical (Pennsylvania). The Company's allocated share of investigation and remediation costs at a number of these sites has not yet been determined. Based on the Company's previous experience, its allocated share has been minimal, in many instances less than 1 percent. The Company, for example, was able to settle 4 sites in 1993 for less than $200,000. The Company has reserves of $12 million as of February 28, 1994 which it believes are sufficient to cover its best estimate of the environmental remediation costs at these other sites.

Environmental Summary
- ---------------------

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

Other Legal Matters
- -------------------

    The Company and its subsidiaries are subject to various legal actions, governmental investigations, and proceedings relating to a wide range of matters in addition to those discussed above. In the opinion of management, after reviewing the information which is currently available with respect to such matters and consulting with the Company's counsel, any liability which may ultimately be incurred with respect to these additional matters will not materially affect the consolidated financial condition of the Company. The effect of resolution of these matters on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Material Changes in Financial Condition
- ---------------------------------------

    Cash flow used in operating activities was $6.6 million in the first quarter of 1994 as compared to $49.3 million in the first quarter of 1993. The improvement in cash flow from operating activities was primarily due to lower working capital requirements offset by the loss from operations.

    At the end of the first quarter of 1994, GenCorp's total debt was $465 million compared to $423 million at the end of the first quarter of 1993. This increase reflects acquisitions and tax payments in the second half of 1993. As a result of customary first quarter working capital increases, total debt was $26 million higher than at year end November 30, 1993. Interest expense in the quarter increased to $7.3 million from $6.1 million in the comparable period last year due to a higher level of average debt outstanding during the 1994 first quarter.

Material Changes in Results of Operations
- -----------------------------------------

    Net sales in the first quarter of 1994 of $401.7 million were essentially flat with first quarter 1993 sales of $401.5 million. Increases in sales at both GenCorp Automotive and GenCorp Polymer Products offset an expected decline at Aerojet.

    Segment operating profit decreased to $6.0 million in the first quarter of 1994 from $21.5 million in the first quarter of 1993. Improved earnings at GenCorp Automotive and GenCorp Polymer Products partially offset a loss at Aerojet.

    The Company reported a net loss of $3.2 million or $0.10 per share for the first quarter of fiscal year 1994 before the charge for the cumulative effect of adopting new accounting standards. In comparison, net income for the first quarter of 1993 was $6.1 million or $0.19 per share. The net loss was the result of a $16.6 million charge against Aerojet's operating profit. The charge was for current estimates of future costs associated with a meteorological sensor program and a tactical rocket propulsion program, and the projected loss on disposal of a small Aerojet business. Technical and production problems on the two programs have driven cost estimates higher than previously anticipated. Special technical teams have been formed to resolve these program problems. Even though the Company is aggressively pursuing resolution of these problems, future results of operations could be subjected to additional losses for these programs.

    After implementing the new accounting standards, the Company reported a net loss of $216.0 million or a loss of $6.81 per share for the first quarter of fiscal year 1994. As previously disclosed, the Company adopted new financial accounting standards during the first quarter of fiscal 1994, including SFAS No. 106 ("Employers' Accounting for Postretirement Benefits Other Than Pensions") and SFAS No. 109 ("Accounting for Income Taxes"). The net impact of the cumulative effect to December 1, 1993 of the accounting changes was a noncash, nonrecurring, after-tax charge of $212.8 million, or $6.71 per share. Adoption of SFAS No. 106 also resulted in an incremental quarterly expense of $1.0 million after tax.

    Net sales for GenCorp Automotive in the first quarter of 1994 were $134.8 million, an increase of more than 15% from the first quarter of 1993. Increased North American vehicle builds, particularly in the light truck segment, were major contributors to the sales growth seen in all business units.

    Operating profit for GenCorp Automotive was $5.3 million in the first quarter of 1994, significantly above the first quarter of 1993. Continued strong performance at Vehicle Sealing, increased manufacturing productivity at Vibration Control and Reinforced Plastics, and benefits obtained from the restructuring of Reinforced Plastics were the principal causes of the improvement. The near term outlook for the return on the Company's 1993 third quarter investment in HENNIGES Elastomer- und Kunststofftechnik GmbH & Co. KG has been reduced by the severe recession in the German automotive industry.

    Net sales for GenCorp Polymer Products in the first quarter of 1994 were $125.5 million, 13% higher than in 1993. The increase reflects the 1993 third quarter acquisition of Reneer Films Corporation and greater latex volume achieved through increased utilization of the Green Bay, Wisconsin plant.

    Segment operating profit for GenCorp Polymer Products was $8.8 million, 10% higher than in 1993. This record first quarter earnings level resulted primarily from the increase in the segment's net sales.

    Continued improvement during the year at GenCorp Automotive and GenCorp Polymer Products will be influenced by an improving U.S. economy and continued strong domestic vehicle production.

    At Aerojet, net sales in the first quarter of 1994 were $141.4 million compared to $173.2 million in 1993. The 18% decrease was primarily due to cancellation of the Peacekeeper and Advanced Solid Rocket Motor programs and a lower level of activity in the Sense and Destroy Armor program.

    Aerojet incurred an operating loss of $8.1 million in the first quarter of 1994, compared to a profit of $12.2 million in the first quarter of 1993. The loss was attributable to the lower sales volume and the previously discussed charges.

    Aerojet will continue to focus on maintaining its positions in its core programs and has begun to implement the reorganization that was announced last year. The reorganization is expected to generate reductions in overhead costs by reducing more than 200 jobs, streamlining the management structure, reducing expense budgets and cutting other overhead. Most of this reorganization will be implemented in the first half of this year.

    The Company is continuing to evaluate alternatives for Aerojet which will result in the most value for shareholders. The sale of the ordnance business is still pending.

Environmental Matters
- ---------------------

    GenCorp's policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes a significant amount of resources and management attention to environmental matters and actively manages its ongoing processes to comply with extensive environmental laws and regulations. The Company is involved in the remediation of environmental conditions which resulted from previously accepted manufacturing and disposal practices that date back to the 1950's and 1960's at certain of its own plants. In addition, the Company has been designated a potentially responsible party, with other companies, at sites undergoing investigation and remediation.

    The nature of environmental investigation and cleanup activities often makes it difficult to determine the timing and amount of any estimated future costs that may be required for remedial measures. However, the Company reviews these matters and accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and its proportionate share of the amount can be reasonably estimated. The Company's consolidated balance sheet at February 28, 1994 reflects accruals of $72 million for remediation costs.

    The effect of resolution of environmental matters on results of operations cannot be predicted due to the uncertainty concerning both the amount and timing of future expenditures and future results of operations. The Company will continue its efforts to mitigate past and future costs through pursuit of claims for insurance and for reimbursement under various government contracts.

    For additional discussion of environmental matters, refer to Note I - Contingencies and Uncertainties beginning on page 10.

                           Part II. OTHER INFORMATION
                           --------------------------

Item 1.  Legal Proceedings
- --------------------------

    Information concerning legal proceedings relating to environmental matters at Aerojet's Sacramento, California facility and at other environmental sites which appears in Note I beginning on page 10 of this report is incorporated herein by reference.

    The Company and its subsidiaries are subject to various legal actions, governmental investigations, and proceedings relating to a wide range of matters in addition to those discussed above and in Parts I and II of this Report. In the opinion of management, after reviewing such matters and consulting with the Company's counsel, any liability which may ultimately be incurred with respect to these additional matters will not materially affect the consolidated financial position of the Company.

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

    At the Company's Annual Meeting of Shareholders held on March 30, 1994, holders of GenCorp Common Stock elected J. M. Osterhoff, P. J. Phoenix, J. R. Stover and J. B. Yasinsky as directors to serve three year terms expiring in 1997. Shareholders also ratified the Board of Directors' appointment of Ernst & Young as the Company's independent auditors for 1994.

Following is the final result of the Common votes cast:


A) Election of Directors:
                                                                                              Broker
                                                          For            Withheld           Nonvotes
                                                          ---            --------           --------
      J. M. Osterhoff                                 27,216,019          383,110            -0-
                                                     ------------        ---------          --------

      P. J. Phoenix                                   27,164,431          434,698            -0-
                                                     ------------        ---------          --------

      J. R. Stover                                    27,183,085          416,043            -0-
                                                     ------------        ---------          --------

      J. B. Yasinsky                                  27,217,577          381,552            -0-
                                                     ------------        ---------          --------



B) Ratification of the Board of Directors' appointment of Ernst & Young as independent auditors:

                                                                                        Broker
      For:   27,314,435        Against:   136,307          Abstain:   186,000           Nonvotes:       -0-
            ------------                 ---------                   ---------                        ---------

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

        a) Exhibits
           --------

             Table                                                                           Exhibit
            Item No.                     Exhibit Description                                 Number
            --------                     -------------------                                 -------
               11         Statement re computation of per share earnings.                        11

         b)    Reports on Form 8-K
               -------------------
               There have been no reports on Form 8-K filed during the quarter ended February 28, 1994.

                                   SIGNATURES
                                   ----------
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                                   GENCORP INC.


Date    April 8, 1994                                              By    /s/ F. J. Lucksinger
     ------------------------------                                   ----------------------------------------
                                                                       F. J. Lucksinger, Vice President
                                                                       and Controller




Date    April 8, 1994                                              By    /s/ C. R. Ennis
     ------------------------------                                   --------------------------------------
                                                                       C. R. Ennis, Vice President
                                                                       and General Counsel