Form 10-Q
period 1994-05-31
GENCORP INC
filed 1994-07-13
CIK 40888

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For the Quarter Ended    May 31, 1994           Commission File Number 1-1520
                       -------------------                              ------

                                  GenCorp Inc.
                              --------------------
             (Exact name of registrant as specified in its charter)


           Ohio                                        34-0244000
- - -----------------------                   -----------------------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)


                175 Ghent Road       Fairlawn, Ohio      44333-3300
            -------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)


       Registrant's telephone number, including area code (216) 869-4200
                                                          --------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X    NO
                                              ------    ------




At June 30, 1994, there were 31,730,739 outstanding shares of GenCorp Inc.'s Common Stock, par value $.10.

GenCorp Inc.


Table of Contents
                                                                                                 Page No.
                                                                                              -------------
Part I. Financial Information

     Item 1.  Financial Statements

         Condensed Consolidated Statement of Income -
              Three Months and Six Months Ended May 31, 1994 and 1993                                -3-

         Condensed Consolidated Balance Sheet -
              May 31, 1994 and November 30, 1993                                                     -4-

         Condensed Consolidated Statement of Cash Flows -
              Six Months Ended May 31, 1994 and 1993                                                 -5-

         Notes to the Unaudited Interim Condensed Consolidated
              Financial Statements                                                                   -6-

     Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                                 -14-

Part II.  Other Information

     Item 1.  Legal Proceedings                                                                     -17-

     Item 5.  Other Information                                                                     -17-

     Item 6.  Exhibits and Reports on Form 8-K                                                      -17-

Signatures                                                                                          -18-

                         PART I. FINANCIAL INFORMATION
                         -----------------------------
                                  GenCorp Inc.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                  (Dollars in millions, except per share data)

                                                                         Unaudited                     Unaudited
                                                                    Three Months Ended              Six Months Ended
                                                                  ----------------------         ----------------------
                                                                   May 31,         May 31,      May 31,         May 31,
                                                                    1994            1993         1994            1993
                                                                   ------          ------       -------         -------
NET SALES                                                           $467.7         $492.3        $ 869.4        $ 893.8
                                                                    ------         ------        -------        -------
COSTS AND EXPENSES
Cost of products sold                                                387.5          413.3          742.5          755.9
Selling, general and administrative                                   46.0           46.4           90.9           88.2
Other income and expense, net                                          2.6           (3.6)           2.4           (2.8)
Interest expense                                                       7.9            6.6           15.2           12.7
                                                                    ------         ------        -------        -------
                                                                     444.0          462.7          851.0          854.0
                                                                    ------         ------        -------        -------

INCOME BEFORE INCOME TAXES                                            23.7           29.6           18.4           39.8
Provision for income taxes                                             9.5           11.8            7.4           15.9
                                                                    ------         ------        -------        -------

INCOME BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGES                                          14.2           17.8           11.0           23.9

Cumulative effect of accounting changes
   (Note B)                                                              -              -         (212.7)             -
                                                                    ------         ------        -------        -------

NET INCOME (LOSS)                                                   $ 14.2         $ 17.8        $(201.7)       $  23.9
                                                                    ======         ======        =======        =======

EARNINGS INCOME (LOSS) PER SHARE
OF COMMON STOCK (NOTE C)
Primary:
   Before cumulative effect of accounting changes                   $  .45         $  .56        $   .35        $   .75
   Cumulative effect of accounting changes
      (Note B)                                                           -              -          (6.71)             -
                                                                    ------         ------        -------        -------

   Net Income (loss)                                                $  .45         $  .56        $ (6.36)       $   .75
                                                                    ======         ======        =======        =======

Fully Diluted:
   Before cumulative effect of accounting changes                   $  .40         $  .49        $   .35        $   .68
   Cumulative effect of accounting changes
      (Note B)                                                           -              -          (6.71)             -
                                                                    ------         ------        -------        -------

   Net Income (loss)                                                $  .40         $  .49        $ (6.36)       $   .68
                                                                    ======         ======        =======        =======

Average number of shares of common
   stock outstanding (in thousands)
Primary                                                             31,730         31,730         31,730         31,729
Fully Diluted                                                       38,889         38,888         38,889         38,888

Cash dividends paid per share of common stock                       $  .15         $  .15        $   .30        $   .30

                 The accompanying notes to the unaudited interim condensed consolidated financial statements are an integral part of these statements.


                                  GenCorp Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in millions)

                                                                       Unaudited            Audited
                                                                       May 31,          November 30,
                                                                          1994                1993
                                                                     ---------------    -----------------
CURRENT ASSETS:
Cash and equivalents                                                $     26.3            $     15.8
Marketable securities                                                      7.3                   7.1
Accounts receivable (Note E)                                             149.2                 165.8
Inventories (Note F)                                                     164.0                 199.3
Prepaid expenses                                                          38.9                  41.6
                                                                    ----------            ----------
TOTAL CURRENT ASSETS                                                     385.7                 429.6
                                                                    ----------            ----------

Investments and other assets                                             191.2                 181.8
Deferred Income Taxes                                                    135.1                   9.0

Property, plant and equipment:
   At cost                                                             1,240.9               1,299.5
   Accumulated depreciation                                             (730.3)               (756.4)
                                                                    ----------            ----------
     Net property, plant and equipment                                   510.6                 543.1
                                                                    ----------            ----------
TOTAL ASSETS                                                        $  1,222.6            $  1,163.5
                                                                    ==========            ==========

CURRENT LIABILITIES:
Notes payable                                                       $     10.5            $     23.1
Accounts payable - trade                                                  87.1                 102.0
Income taxes                                                               2.0                  14.4
Other current liabilities                                                219.0                 201.5
                                                                    ----------            ----------
TOTAL CURRENT LIABILITIES                                                318.6                 341.0
                                                                    ----------            ----------

Long-Term Debt (Note G)                                                  406.0                 416.2
Postretirement benefits other than pensions (Note H)                     370.0                  69.9
Other Liabilities                                                        106.4                 101.9
Contingencies (Note I)

SHAREHOLDERS' EQUITY:
Preference stock - (none outstanding)                                        -                     -
Common stock - $.10 par value; 31.7 million shares
   outstanding                                                             3.2                   3.2
Other capital                                                               .5                    .5
Retained earnings                                                         15.9                 228.8
Currency translation adjustment                                            2.0                   2.0
                                                                    ----------            ----------
TOTAL SHAREHOLDERS' EQUITY                                                21.6                 234.5
                                                                    ----------            ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $  1,222.6            $  1,163.5
                                                                    ==========            ==========

     The accompanying notes to the unaudited interim condensed consolidated financial statements are an integral part of these statements.


                                  GenCorp Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in millions)

                                                                                       Unaudited
                                                                                  Six Months Ended
                                                                              ------------------------
                                                                                      May 31,
                                                                                1994               1993
                                                                            ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                              $(201.7)           $  23.9
Cumulative effect of accounting changes                                          212.7                  -
Depreciation and amortization                                                     38.4               38.3
Decrease (Increase) in working capital                                            22.3              (41.2)
Increase in deferred income taxes                                                 (6.6)               (.4)
Other - net                                                                       (1.5)              (4.0)
                                                                               -------            -------
NET CASH PROVIDED FROM OPERATING
   ACTIVITIES                                                                     63.6               16.6
                                                                               -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                             (26.1)             (28.2)
Investments and other - net                                                        6.8                6.6
                                                                               -------            -------
NET CASH USED IN INVESTING ACTIVITIES                                            (19.3)             (21.6)
                                                                               -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term debt (paid) incurred                                              (12.5)                .9
Long-term debt incurred                                                          160.0              155.0
Long-term debt paid                                                             (170.3)            (141.3)
Dividends                                                                         (9.5)              (9.5)
Other equity transactions                                                         (1.5)               (.4)
                                                                               -------            -------
NET CASH (USED IN) OR PROVIDED FROM
   FINANCING ACTIVITIES                                                          (33.8)               4.7
                                                                               -------            -------

NET INCREASE IN CASH AND EQUIVALENTS                                              10.5                (.3)
Cash and Equivalents at beginning of year                                         15.8               27.2
                                                                               -------            -------
Cash and Equivalents at end of period                                          $  26.3            $  26.9
                                                                               =======            =======

Cash paid during the period for interest was $15 million and $14 million for the six months ended May 31, 1994 and 1993, respectively. Cash paid during the period for income taxes was $19 million and $14 million for the six months ended May 31, 1994 and 1993, respectively.

     The accompanying notes to the unaudited interim condensed consolidated financial statements are an integral part of these statements.


                                  GenCorp Inc.
             NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

Note A - Basis of Presentation
- - ------------------------------
    The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included or incorporated by reference in the GenCorp Inc. (Company) Annual Report on Form 10-K for the fiscal year ended November 30, 1993.

    All normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the six months ended May 31, 1994 and 1993, have been reflected. The results of operations for the six months ended May 31, 1994, are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

Note B - Accounting Changes
- - ---------------------------
    Effective December 1, 1993, the Company adopted the provisions of Statements of Financial Accounting Standards (SFAS) No. 106 - Employers' Accounting for Postretirement Benefits Other Than Pensions; SFAS No. 109 - Accounting for Income Taxes; and SFAS No. 112 - Employers' Accounting for Postemployment Benefits.

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

    SFAS No. 109 requires the use of the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of SFAS No. 109, income tax expense was determined using the deferred tax method required by Accounting Principles Board Opinion No. 11 - Accounting For Income Taxes.

    SFAS No. 112 requires the use of the accrual method of accounting for benefits payable to employees that leave the Company other than by reason of retirement. Implementation of this standard had a relatively small effect as most of these benefits were accounted for in accordance with SFAS No. 112 prior to December 1, 1993.

    The table below shows the components of the cumulative effect of the above three accounting changes:

(MILLIONS, EXCEPT PER-SHARE DATA)        Amount             Per Share
- - ---------------------------------------------------------------------
Other postretirement benefits,
  net of $130.6 in taxes                $(195.9)             $(6.18)
Income taxes                              (16.5)               (.52)
Postemployment benefits,
  net of $.1 in taxes                       (.3)               (.01)
                                        -------              ------
    Total                               $(212.7)             $(6.71)
                                        ========             ======

    The incremental impact of these changes in accounting methods on income
(loss) before cumulative effect of accounting changes decreased earnings for the second quarter and for the six months ended May 31, 1994 by approximately $.4 million and $1.4 million respectively.

    RECLASSIFICATIONS - Certain reclassifications have been made to conform prior year's data to the current presentation.

Note C - Net Income Per Share of Common Stock
- - ---------------------------------------------
    Primary earnings per share of common stock are calculated by dividing net income by the weighted average number of common shares outstanding. For fully diluted earnings per share, both net income and shares outstanding have been adjusted as if the Company's $115,000,000 8% Convertible Subordinated Debentures due August 1, 2002 had been converted. (See Note G for further information regarding the debentures.)

Note D - Income Taxes
- - ---------------------
    Effective December 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes". As permitted under the Statement, the Company has elected not to restate the financial statements of prior periods.

    The table below is a summary of the significant components of the Company's deferred tax assets and liabilities as of May 31, 1994.

(MILLIONS)                                                Assets         Liabilities
- - ------------------------------------------------------------------------------------
Accrued estimated costs                                   $ 79.3            $    -
Long term contract method                                      -                .3
Depreciation                                                   -              50.1
Pension                                                        -              37.3
State NOLs and tax credit carryforwards                      9.8                 -
Other postretirement/employment benefits                   170.2                 -
Other                                                          -               3.2
                                                          ------            ------
    Total                                                 $259.3             $90.9
                                                          ======             =====

    State net operating losses (NOLs) will expire in years through 2007. Foreign tax credits will expire in 1995.

    The Company believes that the adoption of Statement 109 will not materially change its computation of annual tax expense or its effective tax rate.

Note E - Accounts Receivable
- - ----------------------------
    In June 1994, the Company extended its agreement with a financial institution to sell, with limited recourse, $60 million of undivided fractional interests in a $100 million pool of eligible accounts receivable through December 1994. Under the agreement, new receivables are sold as collections reduce previously sold receivables. The Company has retained collection and administrative responsibilities as agent for the purchaser and has established an allowance for doubtful accounts for such receivables based on expected collectibility. Accounts receivable as shown in the Consolidated Balance Sheet are net of $60 and $50 million for 1994 and 1993, respectively, representing the interests in receivables sold under this agreement.

Note F - Inventories
- - --------------------
    Inventories are stated at the lower of cost or market value. A portion of the inventories are priced by use of the last-in, first-out (LIFO) method using various dollar value pools. Interim LIFO determinations involve management's judgments of expected year-end inventory levels. Components of inventory are as follows:

                                                                            May 31,              November 30,
                                                                             1994                   1993
                                                                        ---------------       ----------------
                                                                                     (Millions)
      Raw materials and supplies                                             $ 60.7                 $ 43.9
      Work-in-process                                                          13.2                   14.8
      Finished products                                                        60.3                   57.2
                                                                             ------                 ------
        Approximate replacement cost of LIFO
        inventories                                                           134.2                  115.9
      Reserves, primarily LIFO                                                (35.6)                 (35.0)
      Long-term contracts at average cost                                     208.1                  262.5
      Progress payments                                                      (142.7)                (144.1)
                                                                             ------                 ------
                                                                             $164.0                 $199.3
                                                                             ======                 ======

Note G - Long-Term Debt and Credit Lines
- - ----------------------------------------
      In April 1992, the Company converted all previously outstanding revolving loans into a three-year $450 million unsecured revolving credit facility (Facility). The Facility has been renewed until April 1996 by certain banks with commitments totalling $440 million, effective April 1995. It is extendable for up to one additional year at the option of the Company and with the approval of the participating banks. As of May 31, 1994, unused revolving lines of credit totaled $160 million. The Company pays commitment fees of 3/8 of one percent on the unused balance. Interest rates are variable, primarily based on LIBOR, and are currently at an average rate of 5.09 percent.

      The Facility contains various debt restrictions and provisions relating to net worth and interest coverage ratios. The Company is required to maintain consolidated net worth of not less than $222 million, excluding the impact of new accounting standards. After adjusting for the newly implemented accounting standards discussed in Note B, the Company continues to be in compliance with its debt covenants.

      The Company has interest rate swap agreements covering a notional amount of $75 million which expire in 1995. The semi-annual settlement rates for these agreements are calculated as a spread between a fixed annual rate of 9.54 percent and the six month floating LIBOR rate.

      During the third quarter of 1992, the Company issued $115 million of 8% Convertible Subordinated Debentures due August 1, 2002 (Debentures). The Debentures are redeemable at the option of the Company, in whole or in part, at any time on or after August 10, 1996. The Debentures are convertible at any time prior to maturity, unless previously redeemed, into shares of Common Stock at a conversion price of $16.065 per share (equivalent to a conversion rate of approximately 62.247 shares of Common Stock per $1,000 principal amount of Debentures) subject to adjustment in certain circumstances. The market value of the Debentures was $127 million at May 31, 1994.

- - ----------------------------------------------------
      At May 31, 1994, the Company had unsecured, uncommitted lines of credit with several banks for short-term borrowings aggregating $30 million, of which $10 million was outstanding. Borrowings under such lines generally bear interest at money market rates and are payable on demand. The Company also had outstanding letters of credit totaling $45 million at May 31, 1994.

Note H - Employee Benefit Plans
- - -------------------------------
      Effective December 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" as discussed under Note B - Accounting Changes. The Company currently provides certain unfunded health care and life insurance benefits to most retired employees with varied coverage by employee group.

      The table below sets forth the components of the net periodic postretirement benefit cost and the accumulated postretirement benefit obligation for postretirement benefits other than pensions.

NET PERIODIC POSTRETIREMENT BENEFIT COST
- - -----------------------------------------------------------------------------------------------------
                                                   Three Months Ended                Six Months Ended
(MILLIONS)                                            May 31, 1994                     May 31, 1994
- - -----------------------------------------------------------------------------------------------------
Service Cost                                               $1.2                         $  2.5
Interest Cost                                               7.8                           15.6
                                                          -----                         ------
   Total Cost                                              $9.0                          $18.1
                                                           ====                          =====

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION
- - -------------------------------------------------------------------------------------------------------
(MILLIONS)                                                                             May 31, 1994
- - -------------------------------------------------------------------------------------------------------
Retirees                                                                                $283.5
Fully eligible active plan participants                                                   56.3
Other active plan participants                                                            68.0
                                                                                       -------
   Total benefit obligation                                                             $407.8
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

Note I - Contingencies and Uncertainties
- - ----------------------------------------
Environmental Matters
- - ---------------------
Sacramento, California

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

    The Decree provides that, during the period 1989 through 1994, Aerojet will pay an aggregate of $5.4 million to (i) resolve civil monetary claims of the State and (ii) reimburse the State and the EPA for their past costs incurred in connection with the environmental matters at the Sacramento site. Aerojet has satisfied this obligation. Additionally, Aerojet is required to pay for certain costs associated with government monitoring of Aerojet's compliance with the Decree.

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

    As in the first settlement, Aerojet agreed to dismiss its contract claim before the Armed Services Board of Contract Appeals and also to release its claim under the "Superfund" law against the United States in federal district court for recovery of costs covered by the settlement.

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

- - ----------------------------------------------------
Lawrence, Massachusetts

    The Company has completed a study of remediation alternatives for its closed Lawrence, Massachusetts facility, which was contaminated with PCBs, and has begun site remediation and off-site disposal of debris. The Company has a reserve of $28 million for the decontamination and the long-term operating and maintenance costs of this site. The reserve represents the Company's best estimate at present for the eventual remediation cost. The study indicated that the remediation cost could range as high as $52 million depending on the results of future testing and the ultimate remediation alternatives undertaken
at the site.   The time frame for remediation is currently estimated to range from 6 to 10 years.

Muskegon, Michigan

    Aerojet and its two inactive Cordova Chemical subsidiaries (Cordova) have been involved in litigation regarding a former Cordova facility in Muskegon, Michigan, where the EPA has conducted an RI/FS under the superfund law. The United States District Court for the Western District of Michigan previously ruled that Aerojet and Cordova were liable with a former owner/operator of the site for remediation at the facility. Separately, the State of Michigan Court of Claims previously ruled that the State of Michigan is obligated to indemnify Cordova for remediation costs which it incurs at the site. These rulings have been appealed to the Sixth Circuit United States Court of Appeals and the Michigan Court of Appeals, respectively. Aerojet and Cordova expect to prevail on these appeals. On a related matter, in May 1993 the U.S. EPA terminated, without resolution, two orders issued in 1990 and 1991 to Cordova and other parties to perform site and groundwater remediation.

    The EPA has hired the U.S. Army Corp of Engineers to construct a groundwater treatment facility at the site. Construction is expected to be completed in July 1995. Final remediation costs for groundwater and soils cannot presently be determined, but could range from $50 million to $100 million, depending on the remediation methods ultimately required. Furthermore, the Company believes that most of the remediation costs will be paid by the former owner/operator and that its $6 million reserve along with probable insurance recoveries of approximately $9 million will be adequate to cover the Company's costs and expenses associated with this matter.

Toledo, Ohio

    In 1992, the Company signed a Consent Decree with the State of Ohio relative to the remediation of PCBs at its formerly owned Toledo, Ohio facility. A remediation plan for the removal of the PCBs under the Consent Decree was approved by the State in May 1994. Remediation is expected to be completed this year. The Company believes that its established reserves of $4 million will be adequate to cover all future costs and expenses associated with this matter.

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

- - ----------------------------------------------------
    Aerojet is conducting an investigation of its current and historical properties in Azusa pursuant to a work plan negotiated with the Regional Board and EPA. The EPA issued a Record of Decision (ROD) on March 31, 1994 for a groundwater remediation plan for the BPOU, estimated to cost $47 million in non-recurring costs and $4 to $5 million in annual operating expense. Aerojet and other PRPs are participating in an effort by the San Gabriel Valley Water Quality Authority to develop an alternative "consensus" plan in which water supply entities would join and share costs. There have been no negotiations to date concerning allocation of potential remediation costs among PRPs and other parties.

    Aerojet's San Gabriel Valley cost exposure cannot be estimated at this time. However, management does not believe, on the basis of presently available information, that resolution of this matter will materially affect the consolidated financial condition of the Company. Among the factors considered by management are: the number of other viable PRPs in the BPOU; the potential for cost sharing with water interests; data indicating that the principal groundwater contamination is upgradient of Aerojet's property; and the fact that, to date, Aerojet's San Gabriel costs are being allowed by the Government in the pricing of Aerojet's contracts. Additionally, Aerojet has filed suit against its insurers for recovery of such costs.

Other Sites

    The Company is also currently involved, together with other companies, in 20 other Superfund sites on the National Priority List under the federal Comprehensive Environmental Response, Compensation, and Liability Act (Superfund) and 14 other non-Superfund sites. In many instances, the Company's liability and its proportionate share of costs has not been determined largely due to uncertainties as to the nature and extent of site conditions, the Company's involvement and potential recoveries from insurance and other sources. While government agencies frequently claim potentially responsible parties are jointly and severally liable at such sites, in the Company's experience, interim and final allocations of liability costs are generally made based on relative contributions of waste.

    Such other Superfund sites include Stringfellow (California); Organic Chemical (Michigan); Summit National (Ohio); Hardage/Criner (Oklahoma); Industrial Excess (Ohio); and Solvent Recovery Service of New England (Connecticut). Other non-Superfund sites include Westbury (New York); Four County Landfill (Indiana); and Delta Chemical (Pennsylvania). The Company's final allocated share of investigation and remediation costs at a number of these sites has not yet been determined. Based on the Company's previous experience, its allocated share has been minimal, in many instances less than 1 percent. The Company has reserves of approximately $14 million as of May 31, 1994 which it believes are sufficient to cover its best estimate of its share of the environmental remediation costs at these other sites.

Environmental Summary
- - ---------------------
    In regard to the sites discussed above, excluding Sacramento, management does not believe, on the basis of presently available information, that resolution of these matters will materially affect the consolidated financial condition of the Company. The effect of resolution of these matters on results of operations cannot be predicted due to the uncertainty concerning both the amount and timing of future expenditures and future results of operations.

Other Legal Matters
- - -------------------
    The Company and its subsidiaries are subject to various legal actions, governmental investigations, and proceedings relating to a wide range of matters in addition to those discussed above. In the opinion of management, after reviewing the information which is currently available with respect to such matters and consulting with the Company's counsel, any liability which may ultimately be incurred with respect to these additional matters will not materially affect the consolidated financial condition of the Company. The effect of resolution of these matters on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Material Changes in Financial Condition
- - ---------------------------------------
    Cash flow provided from operating activities for the first six months of fiscal 1994 was $63.6 million as compared to $16.6 million for the first six months of 1993. The improvement was primarily due to the decrease in working capital requirements.

    At May 31, 1994, GenCorp's total debt was $416.5 million. Total debt declined $48.7 million during the second quarter of 1994. Interest expense in the quarter increased to $7.9 million from $6.6 million in the comparable period last year due to a higher level of average debt outstanding and higher interest rates during the 1994 second quarter.

Material Changes in Results of Operations
- - -----------------------------------------
    Net income for the second quarter of fiscal year 1994 totalled $14.2 million or $0.45 per share, compared to $17.8 million, or $0.56 per share, in the second quarter of fiscal year 1993. On a fully diluted basis, earnings per share for the second quarter of 1994 were $0.40 per share, compared to $0.49 per share in the second quarter of 1993.

    Net sales in the second quarter of 1994 declined to $467.7 million from $492.3 million in the second quarter of 1993. As anticipated, increased sales at both GenCorp Automotive and GenCorp Polymer Products partially offset the expected decline at Aerojet.

    Segment operating profit decreased to $37.3 million in the second quarter of 1994, from $40.8 million in the second quarter of 1993. Improved earnings at GenCorp Automotive and GenCorp Polymer Products were offset by the significant decline in operating profit at Aerojet.

    Net sales for GenCorp Automotive in the second quarter of 1994 were $153.7 million, an increase of 7 percent from the second quarter of 1993. Increased vehicle production in North America, particularly in the light truck segment, continues to be the major contributor to the improvement in sales revenue.

    Operating profit for the automotive segment was $13.7 million in the second quarter of 1994, an increase of 13% from the second quarter of 1993. Manufacturing efficiency gains at Vibration Control and Reinforced Plastics were the primary reasons for the improvement. Due to the continuing effects of the recession in the German automotive industry, the Company's strategic investment in HENNIGES, 49 percent as of July 1, 1994, is expected to continue to have a modest negative impact on GenCorp Automotive's earnings.

    Net sales for GenCorp Polymer Products in the second quarter of 1994 were $151.9 million, 12 percent higher than in 1993. All business units, with the exception of Penn Racquet Sports, contributed to the quarter's sales improvement.

    Segment operating profit for GenCorp Polymer Products was $16.7 million in the second quarter of 1994, slightly higher than the 1993 quarter. The Plastic Films business unit, which is benefitting from the July 1993 acquisition of Reneer Films Corporation, and the Wallcovering business unit were the primary drivers behind the higher quarterly earnings.

- - -----------------------------------------------------
    Improvement in the second half of the year at GenCorp Automotive and GenCorp Polymer Products will continue to be influenced by an improving U.S. economy and continued strong domestic vehicle production. Polymer Products has recently been faced with raw material price pressures which could limit its upside potential in the second half of the year.

    At Aerojet, net sales in the second quarter of 1994 were $162.1 million, a 24 percent decline from the 1993 second quarter. The decrease primarily reflects prior propulsion program cancellations, a lower level of activity in smart weapon systems, and lower ordnance program volumes. On May 2, 1994, GenCorp sold its Aerojet Ordnance Division's medium caliber ammunition and air dispensed munition business to the Olin Corporation for $25 million which approximated net book value. Pursuant to the terms of the sale, Aerojet will continue to operate its former ordnance facilities for Olin during the next year.

    Aerojet's segment operating profit for the second quarter of 1994 was $6.9 million compared to $12.4 million earned in the second quarter of 1993. The 44 percent decline in earnings was attributable to the lower sales revenues and lower than anticipated profits on certain programs included in the sale of the ordnance businesses.

    In the first quarter of 1994, Aerojet took a charge against segment operating profit for future costs associated with a defense meteorological sensor program and a tactical rocket propulsion program. During the second quarter, significant progress was made in resolving technical problems on both programs. Due to the nature of the sensor program, some technical and cost risk remains. Extensive resources continue to be applied to improve program performance.

    Aerojet will continue to be affected by the down sizing of the aerospace/defense industry. The Company is continuing to evaluate alternatives for Aerojet which will result in the most value for shareholders.

    GenCorp's net income before cumulative effect of accounting changes for the first six months of 1994 was $11.0 million or $0.35 per share compared to $23.9 million or $0.75 per share for the first six months of 1993. Earnings per share on a fully diluted basis for the first six months of 1994 and 1993 before cumulative effect of accounting changes were $0.35 and $0.68, respectively.

    As previously disclosed, the Company adopted new financial accounting standards during the first quarter of fiscal 1994, including SFAS No. 106 ("Employers' Accounting for Postretirement Benefits Other Than Pensions") and SFAS No. 109 ("Accounting for Income Taxes"). The net impact of the cumulative effect to December 1, 1993 of the accounting changes was a noncash, nonrecurring, after-tax charge of $212.7 million, or $6.71 per share.

    GenCorp's net income including the cumulative effect of accounting changes for the first six months of 1994 was a loss of $(201.7) million or $(6.36) per share compared to a profit of $23.9 million or $0.75 per share for the first six months of 1993. Earnings per share on a fully diluted basis for the first six months of 1994 and 1993 including the effect of the accounting changes was $(6.36) and $0.68 respectively.

Environmental Matters
- - ---------------------
    GenCorp's policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes a significant amount of resources and management attention to environmental matters and actively manages its ongoing processes to comply with extensive environmental laws and regulations. The Company is involved in the remediation of environmental conditions which resulted from previously accepted manufacturing and disposal practices that date back to the 1950's and 1960's at certain of its own plants. In addition, the Company has been designated a potentially responsible party, with other companies, at sites undergoing investigation and remediation.

    The nature of environmental investigation and cleanup activities often makes it difficult to determine the timing and amount of any estimated future costs that may be required for remedial measures. However, the Company reviews these matters and accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and its proportionate share of the amount can be reasonably estimated. The Company's consolidated balance sheet at May 31, 1994 reflects accruals of approximately $72 million for investigation and remediation costs.

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

                           Part II. OTHER INFORMATION
                           --------------------------

Item 1.  Legal Proceedings
- - --------------------------
    Information concerning legal proceedings relating to environmental matters at Aerojet's Sacramento, California facility and at other environmental sites which appears in Note I beginning on page 10 of this report is incorporated herein by reference.

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

Item 5.  Other Information
- - --------------------------
    On May 16, 1994, GenCorp announced the election of John B. Yasinsky as President and Chief Executive Officer, effective July 1, 1994. He succeeds A. William Reynolds, who will continue as a director and Chairman of the Board.

    On July 1, 1994, GenCorp Automotive increased its investment in HENNIGES Elastomer-und Kunststofftechnik GmbH & Co. KG from 24.5 percent to 49 percent under the terms of the contract at a cost of approximately $12.6 million.

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------
        a) Exhibits
           --------

             Table                                                                           Exhibit
            Item No.                     Exhibit Description                                 Number
            ----------------------------------------------------------------------------------------
               11         Statement re computation of per share earnings.                     11

         b)    Reports on Form 8-K
               -------------------
               There have been no reports on Form 8-K filed during the quarter ended May 31, 1994.


                                   SIGNATURES
                                   ----------
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                                   GENCORP INC.



Date      July 8, 1994                                             By    /s/ F. J. Lucksinger
     --------------------------------------                           ----------------------------------------
                                                                       F. J. Lucksinger, Vice President
                                                                       and Controller




Date        July 8, 1994                                           By    /s/ C. R. Ennis
     ------------------------------------                             --------------------------------------
                                                                       C. R. Ennis, Vice President
                                                                       and General Counsel