Form 10-Q
period 1994-08-31
GENCORP INC
filed 1994-10-12
CIK 40888

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549



                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended   August 31, 1994         Commission File Number 1-1520
                       -----------------                               ------

                                 GenCorp Inc.
                       --------------------------------
            (Exact name of registrant as specified in its charter)


         Ohio                                          34-0244000
- - ------------------------                  ------------------------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)


              175 Ghent Road        Fairlawn, Ohio        44333-3300
            --------------------------------------------------------
            (Address of principal executive offices)      (Zip Code)


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




At September 30, 1994, there were 31,923,040 outstanding shares of GenCorp Inc.'s Common Stock, par value $.10.

GenCorp Inc.


Table of Contents
                                                                                                     Page No.
                                                                                                  --------------
Part I. Financial Information

     Item 1.  Financial Statements

         Condensed Consolidated Statement of Income -
              Three Months and Nine Months Ended August 31, 1994 and 1993                                 -3-

         Condensed Consolidated Balance Sheet -
              August 31, 1994 and November 30, 1993                                                       -4-

         Condensed Consolidated Statement of Cash Flows -
              Nine Months Ended August 31, 1994 and 1993                                                  -5-

         Notes to Unaudited Interim Condensed Consolidated
              Financial Statements                                                                        -6-

     Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                        -13-

Part II.  Other Information

     Item 1.  Legal Proceedings                                                                          -17-

     Item 5.  Other Information                                                                          -17-

     Item 6.  Exhibits and Reports on Form 8-K                                                           -18-

Signatures                                                                                               -19-

                                                   PART I. FINANCIAL INFORMATION
                                                   -----------------------------
                                                           GenCorp Inc.
                                            CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                           (Dollars in millions, except per share data)

                                                                       Unaudited                      Unaudited
                                                                  Three Months Ended              Nine Months Ended
                                                               ---------------------------    --------------------------
                                                                 August 31,    August 31,       August 31,   August 31,
                                                                   1994           1993            1994          1993
                                                               ------------   ------------    ------------  ------------
NET SALES                                                        $  374.4       $  482.1       $  1,243.8    $   1,375.9
                                                                 --------       --------       ----------    -----------

COSTS AND EXPENSES
Cost of products sold                                               310.3          418.9          1,052.8        1,174.8
Selling, general and administrative                                  43.9           45.9            134.8          134.1
Other income and expense, net                                         1.7           (2.4)             4.1           (5.2)
Interest expense                                                      7.9            6.8             23.1           19.5
                                                                 --------       --------       ----------    -----------
                                                                    363.8          469.2          1,214.8        1,323.2
                                                                 --------       --------       ----------    -----------

INCOME BEFORE INCOME TAXES                                           10.6           12.9             29.0           52.7
Provision for income taxes                                            4.2            5.2             11.6           21.1
                                                                 --------       --------       ----------    -----------

INCOME BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGES                                          6.4            7.7             17.4           31.6

Cumulative effect of accounting changes
   (Note B)                                                             -              -           (212.7)             -
                                                                 --------       --------       ----------    -----------

NET INCOME (LOSS)                                                $    6.4       $    7.7       $   (195.3)   $      31.6
                                                                 ========       ========       ==========    ===========

EARNINGS (LOSS) PER SHARE
OF COMMON STOCK (NOTE D)
Primary:
   Before cumulative effect of accounting changes                $    .20       $    .25       $      .55    $      1.00
   Cumulative effect of accounting changes
       (Note B)                                                         -              -            (6.71)             -
                                                                 --------       --------       ----------    -----------

   Net Income (Loss)                                             $    .20       $    .25       $    (6.16)   $      1.00
                                                                 ========       ========       ==========    ===========

Fully Diluted:
   Before cumulative effect of accounting changes                $    .20       $    .24       $      .55    $       .92
   Cumulative effect of accounting changes
       (Note B)                                                         -              -            (6.71)             -
                                                                 --------       --------       ----------    -----------

   Net Income (Loss)                                             $    .20       $    .24       $    (6.16)   $       .92
                                                                 ========       ========       ==========    ===========

Average number of shares of common
   stock outstanding (in thousands)
Primary                                                            31,731         31,730           31,731         31,730
Fully Diluted                                                      38,889         38,888           38,889         38,888

Cash dividends paid per share of common stock                    $    .15       $    .15       $      .45    $       .45

                              The accompanying notes to the unaudited interim condensed consolidated financial statements are an integral part of these unaudited statements.

                                                           GenCorp Inc.
                                               CONDENSED CONSOLIDATED BALANCE SHEET
                                                       (Dollars in millions)

                                                                     Unaudited               Audited
                                                                     August 31,            November 30,
                                                                        1994                  1993
                                                                    ------------          -------------
CURRENT ASSETS:
Cash and equivalents                                               $        21.9         $        15.8
Marketable securities                                                        7.4                   7.1
Accounts receivable (Note F)                                               140.4                 165.8
Inventories (Note G)                                                       167.5                 199.3
Prepaid expenses                                                            39.8                  41.6
                                                                    ------------          ------------
TOTAL CURRENT ASSETS                                                       377.0                 429.6
                                                                    ------------          ------------

Investments and other assets                                               197.1                 181.8
Deferred income taxes                                                      121.5                   9.0

Property, plant and equipment:
   At cost                                                               1,234.9               1,299.5
   Accumulated depreciation                                               (725.6)               (756.4)
                                                                    ------------          ------------
      Net property, plant and equipment                                    509.3                 543.1
                                                                    -------------         ------------
TOTAL ASSETS                                                       $     1,204.9         $     1,163.5
                                                                    ============          ============

CURRENT LIABILITIES:
Notes payable                                                      $        15.2         $        23.1
Accounts payable - trade                                                    90.2                 102.0
Income taxes                                                                   -                  14.4
Other current liabilities                                                  194.0                 201.5
                                                                    ------------          ------------
TOTAL CURRENT LIABILITIES                                                  299.4                 341.0
                                                                    ------------          ------------

Long-term debt (Note H)                                                    402.3                 416.2
Postretirement benefits other than pensions (Note I)                       370.2                  69.9
Other liabilities                                                          107.4                 101.9
Contingencies (Note J)

SHAREHOLDERS' EQUITY:
Preference stock - (none outstanding)                                          -                     -
Common stock - $.10 par value; 31.8 million shares
   outstanding                                                               3.2                   3.2
Other capital                                                                1.4                    .5
Retained earnings                                                           17.6                 228.8
Currency translation adjustment                                              3.4                   2.0
                                                                    ------------          ------------
TOTAL SHAREHOLDERS' EQUITY                                                  25.6                 234.5
                                                                    ------------          ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $     1,204.9         $     1,163.5
                                                                    ============          ============

                              The accompanying notes to the unaudited interim condensed consolidated financial statements are an integral part of these unaudited statements.

                                                           GenCorp Inc.
                                          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                       (Dollars in millions)

                                                                                       Unaudited
                                                                                   Nine Months Ended
                                                                            -------------------------------
                                                                                      August 31,
                                                                                1994               1993
                                                                            ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                            $  (195.3)          $   31.6
Cumulative effect of accounting changes                                          212.7                  -
Depreciation and amortization                                                     56.5               58.9
Decrease (Increase) in working capital                                             2.9              (93.0)
Increase (Decrease) in deferred income taxes                                       7.0               (8.3)
Other - net                                                                       (2.3)              12.1
                                                                             ---------           --------
NET CASH PROVIDED FROM
   OPERATING ACTIVITIES                                                           81.5                1.3

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                             (42.0)             (44.9)
Investments and other - net                                                        1.8              (48.8)
                                                                             ---------           --------
NET CASH USED IN INVESTING ACTIVITIES                                            (40.2)             (93.7)
                                                                             ---------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term debt (paid) incurred                                               (7.9)              25.1
Long-term debt incurred                                                          244.8              301.0
Long-term debt paid                                                             (258.7)            (228.3)
Dividends                                                                        (14.3)             (14.3)
Other equity transactions                                                           .9               (1.8)
                                                                             ---------           --------
NET CASH (USED IN) OR PROVIDED FROM
   FINANCING ACTIVITIES                                                          (35.2)              81.7
                                                                             ---------           --------

NET INCREASE (DECREASE) CASH AND EQUIVALENTS                                       6.1              (10.7)
Cash and equivalents at beginning of year                                         15.8               27.2
                                                                             ---------           --------
Cash and equivalents at end of period                                        $    21.9           $   16.5
                                                                             =========           ========

Cash paid during the period for interest was $26 million and $24 million for the nine months ended
August 31, 1994 and 1993, respectively.  Cash paid during the period for income taxes was
$21 million and $79 million for the nine months ended August 31, 1994 and 1993, respectively.


                              The accompanying notes to the unaudited interim condensed consolidated financial statements are an integral part of these unaudited statements.

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

    All normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the nine months ended August 31, 1994 and 1993, have been reflected. The results of operations for the nine months ended August 31, 1994, are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

Note B - Accounting Changes
- - ---------------------------
    Effective December 1, 1993, the Company adopted the provisions of Statements of Financial Accounting Standards SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106); SFAS No. 109 "Accounting for Income Taxes" (SFAS 109); and SFAS No. 112 "Employers' Accounting for Postemployment Benefits" (SFAS 112).

    SFAS 106 requires that the expected cost of providing postretirement health care and life insurance benefits be charged to expense during the years that the employees render service. Prior to 1994, the Company expensed the cost of these benefits for continuing operations as they were paid. Upon implementation of the standard, the Company elected immediate recognition of the transition obligation by taking a one-time charge against earnings.

    SFAS 109 requires the use of the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of SFAS 109, income tax expense was determined using the deferred tax method required by Accounting Principles Board Opinion No. 11 - Accounting For Income Taxes.

    SFAS 112 requires the use of the accrual method of accounting for benefits payable to employees that leave the Company other than by reason of retirement. Implementation of this standard had a relatively small effect as most of these benefits were accounted for in accordance with SFAS 112 prior to December 1, 1993.

    The table below shows the components of the cumulative effect of the above three accounting changes:

(Millions, except per-share data)                          Amount            Per Share
- - --------------------------------------------------------------------------------------
Other postretirement benefits,
  net of $130.6 in taxes                                  $(195.9)             $(6.18)
Income taxes                                                (16.5)               (.52)
Postemployment benefits,
  net of $.1 in taxes                                         (.3)               (.01)
                                                        ---------             -------
    Total                                                 $(212.7)             $(6.71)
                                                          =======              ======

- - ---------------------------
    The incremental impact of these changes in accounting methods on income
(loss) before cumulative effect of accounting changes decreased earnings for the third quarter and for the nine months ended August 31, 1994 by approximately $1.0 million and $2.4 million respectively.

Reclassifications
- - -----------------
    Certain reclassifications have been made to conform prior year's data to the current presentation.

Note C - Acquisitions
- - ---------------------
    GenCorp completed its acquisition of HENNIGES Elastomer-und Kunststofftechnik GmbH & Co. KG (HENNIGES) through two additional purchases; one on July 1, 1994 for 24.5 percent equity interest and one on September 14, 1994 for the remaining 51 percent equity interest. The combined purchase price for the remaining 75.5 percent interest was approximately $22.3 million. The total acquisition cost for HENNIGES was approximately $40.3 million. HENNIGES' principal business is the manufacture and distribution of engineered molded and extruded rubber products for the major German original equipment automotive manufacturers. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16 and accordingly, the operating results have been included proportionately in the Company's financial results since the respective dates of acquisition. The acquisition cost approximated the fair value of assets acquired.

Note D - Net Income Per Share of Common Stock
- - ---------------------------------------------
    Primary earnings per share of common stock are calculated by dividing net income by the weighted average number of common shares outstanding adjusted for the inclusion of stock options, if dilutive. For fully diluted earnings per share, both net income and shares outstanding have also been adjusted as if the Company's $115,000,000 8% Convertible Subordinated Debentures due August 1, 2002 had been converted. (See Note H for further information regarding the Debentures.)

Note E - Income Taxes
- - ---------------------
    Effective December 1, 1993, the Company adopted SFAS No. 109 "Accounting for Income Taxes" (SFAS 109). As permitted under the Statement, the Company has elected not to restate the financial statements of prior periods.

    The table below is a summary of the significant components of the Company's deferred tax assets and liabilities as of August 31, 1994.

(Millions)                                               Assets          Liabilities
- - ------------------------------------------------------------------------------------
Accrued estimated costs                                 $   64.3           $     -
Long term contract method                                      -               2.8
Depreciation                                                   -              51.6
Pension                                                        -              37.7
State NOLs and tax credit carryforwards                      4.4                 -
Other postretirement/employment benefits                   174.5                 -
Other                                                        3.5                 -
                                                        --------           -------
    Total                                               $  246.7           $  92.1
                                                        ========           =======

- - ---------------------
    State net operating losses (NOLs) will expire in years through 2007. Foreign tax credits will expire in 1995.

    The Company believes that the adoption of SFAS 109 will not materially change its computation of annual tax expense or its effective tax rate.

Note F - Accounts Receivable
- - ----------------------------
    In June 1994, the Company extended its agreement with a financial institution to sell, with limited recourse, $60 million of undivided fractional interests in a $100 million pool of eligible accounts receivable through 1994. Under the agreement, new receivables are sold as collections reduce previously sold receivables. The Company has retained collection and administrative responsibilities as agent for the purchaser and has established an allowance for doubtful accounts for such receivables based on expected collectibility. Accounts receivable as shown in the Consolidated Balance Sheet are net of $60 million for 1994 and 1993 representing the interests in receivables sold under this agreement. In light of the pending expiration of this program at the end of December 1994, the Company is evaluating various options, including new programs for the sale of receivables or repurchasing the receivables under its existing credit facility.

Note G - Inventories
- - --------------------
    Inventories are stated at the lower of cost or market value. A portion of the inventories are priced by use of the last-in, first-out (LIFO) method using various dollar value pools. Interim LIFO determinations involve management's judgments of expected year-end inventory levels. Components of inventory are as follows:

                                                                         August 31,           November 30,
                                                                            1994                  1993
                                                                         ------------         ------------
                                                                                    (Millions)
      Raw materials and supplies                                         $    44.2               $    43.9
      Work-in-process                                                         12.3                    14.8
      Finished products                                                       61.9                    57.2
                                                                         ---------               ---------
        Approximate replacement cost of LIFO
        inventories                                                          118.4                   115.9
      Reserves, primarily LIFO                                               (35.8)                  (35.0)
      Long-term contracts at average cost                                    245.2                   262.5
      Progress payments                                                     (160.3)                 (144.1)
                                                                         ---------               ---------
                                                                         $   167.5               $   199.3
                                                                         =========               =========

Note H - Long-Term Debt and Credit Lines
- - ----------------------------------------
    In April 1992, the Company converted all previously outstanding revolving loans into a three-year $450 million unsecured revolving credit facility (Facility). In April 1994, banks with commitments totalling $440 million extended the maturity date of the Facility for one year to April 1996. It is extendable for up to one additional year at the option of the Company and with the approval of the participating banks. As of August 31, 1994, unused revolving lines of credit totalled $170 million. The Company pays commitment fees of 3/8 of one percent on the unused balance. Interest rates are variable, primarily based on LIBOR, and are currently at an average rate of 5.86 percent.

- - ----------------------------------------
    The Facility contains various debt restrictions and provisions relating to net worth and interest coverage ratios. The Company is required to maintain consolidated net worth of not less than $222 million, excluding the impact of new accounting standards. As of August 31, 1994, after adjusting for the newly implemented accounting standards discussed in Note B, the Company continued to be in compliance with its debt covenants.

    The Company has interest rate swap agreements covering a notional amount of $75 million which expire in 1995. The semi-annual settlement rates for these agreements are calculated as a spread between a fixed annual rate of 9.54 percent and the six month floating LIBOR rate.

    During the third quarter of 1992, the Company issued $115 million of 8% Convertible Subordinated Debentures due August 1, 2002 (Debentures). The Debentures are redeemable at the option of the Company, in whole or in part, at any time on or after August 10, 1996. The Debentures are convertible at any time prior to maturity, unless previously redeemed, into shares of Common Stock at a conversion price of $16.065 per share (equivalent to a conversion rate of approximately 62.247 shares of Common Stock per $1,000 principal amount of Debentures) subject to adjustment in certain circumstances. The market value of the Debentures was $127.1 million at August 31, 1994.

    At August 31, 1994, the Company had unsecured, uncommitted lines of credit with several banks for short-term borrowings aggregating $30 million, of which $13 million was outstanding. Borrowings under such lines generally bear interest at money market rates and are payable on demand. The Company also had outstanding letters of credit totalling $45 million at August 31, 1994.

Note I - Employee Benefit Plans
- - -------------------------------
    Effective December 1, 1993, the Company adopted SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" as discussed under Note B - Accounting Changes. The Company currently provides certain unfunded health care and life insurance benefits to most retired employees with varied coverage by employee group.

    The table below sets forth the components of the net periodic postretirement benefit cost and the accumulated postretirement benefit obligation for postretirement benefits other than pensions.

Net Periodic Postretirement Benefit Cost
- - -----------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended             Nine Months Ended
(Millions)                                                         August 31, 1994               August 31, 1994
- - -----------------------------------------------------------------------------------------------------------------
Service Cost                                                            $ 1.1                        $    3.6
Interest Cost                                                             7.5                            23.1
                                                                        -----                        --------
   Total Cost                                                           $ 8.6                        $   26.7
                                                                        =====                        ========

Accumulated Postretirement Benefit Obligation
- - ----------------------------------------------------------------------------------------------------------------
(Millions)                                                                                       August 31, 1994
- - ----------------------------------------------------------------------------------------------------------------
Retirees                                                                                             $  280.1
Fully eligible active plan participants                                                                  63.7
Other active plan participants                                                                           60.7
                                                                                                     --------
   Total benefit obligation                                                                          $  404.5
                                                                                                     ========

- - -------------------------------
    The accumulated postretirement benefit obligation includes the impact of the recent cost-sharing program announced to employees and retirees on October 4, 1993. The program establishes limits on the average amount the Company pays annually to provide future retiree medical coverage. The Company believes that it has the legal right to implement this new cost-sharing program and has recently prevailed in a lawsuit before the U.S. District Court challenging the Company's right to modify retiree medical benefits as changed in 1991. This ruling is under appeal to the U.S. Court of Appeals for the Sixth Circuit. While the Company expects to prevail on appeal, an adverse ruling could affect the future cost of providing retiree health benefits.

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

Note J - Contingencies and Uncertainties
- - ----------------------------------------
Environmental Matters
- - ---------------------
Sacramento, California

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

    The Decree provides that, during the period 1989 through 1994, Aerojet will pay an aggregate of $5.4 million to (i) resolve civil monetary claims of the State and (ii) reimburse the State and the EPA for their past costs incurred in connection with the environmental matters at the Sacramento site. Aerojet has satisfied this obligation. Additionally, Aerojet is required to pay for certain costs associated with ongoing government monitoring of Aerojet's compliance with the Decree.

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

    In September 1993, Aerojet reached a second settlement with the United States government on its claim to recover a portion of environmental restoration costs incurred, or to be incurred, after June 1989 (covered costs). Under the terms of the 1993 settlement, covered costs recovered by

- - ----------------------------------------------------
Aerojet from the U.S. for the period July 1989 through November 1992 total approximately $18 million. This recovery was accomplished through the government's release of rights to funds held by Aerojet. The settlement also provides that 65 percent of covered costs incurred after November 1992, net of insurance recoveries, will be added to the pricing of government contracts.

    As in the first settlement, Aerojet agreed to dismiss its contract claim before the Armed Services Board of Contract Appeals and also to release its claim under the "Superfund" law against the United States in federal district court for recovery of costs covered by the settlement.

    Aerojet is in the process of completing the RI/FS which is designed to determine the extent of the contamination and feasible remediation efforts. Aerojet has a reserve of approximately $20 million for its expected share of future environmental costs to complete the RI/FS and for currently identifiable remediation. However, until the RI/FS process is substantially completed, Aerojet will not be able to determine the ultimate costs or the duration of time for the final remediation effort.

    Legal proceedings to obtain reimbursement of environmental response costs from insurers are continuing. However, Aerojet presently cannot estimate either the total amount of such costs that may be incurred at the site or the recovery that may be obtained under any policy.

Lawrence, Massachusetts

    The Company has completed a study of remediation alternatives for its closed Lawrence, Massachusetts facility, which was contaminated with PCBs, and has begun site remediation and off-site disposal of debris. The Company has a reserve of $27 million for the decontamination and the long-term operating and maintenance costs of this site. The reserve represents the Company's best estimate for the remaining remediation cost. The study indicated that the future remediation cost could range as high as $51 million depending on the results of future testing and the ultimate remediation alternatives undertaken
at the site.   The time frame for remediation is currently estimated to range from 5 to 9 years.

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

    The EPA has hired the U.S. Army Corp of Engineers to construct a groundwater treatment facility at the site. Construction is expected to be completed in July 1995. Final remediation costs for groundwater and soils cannot presently be determined, but could range from $50 million to $100 million, depending on the remediation methods ultimately required. Furthermore, the

- - ----------------------------------------------------
Company believes that most of the remediation costs will be paid by the former owner/operator and that its $6 million reserve along with probable insurance recoveries of approximately $9 million will be adequate to cover the Company's costs and expenses associated with this matter.

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

San Gabriel Valley Basin, California

    Aerojet, through its Azusa facility, is one of a large number of potentially responsible parties (PRPs) in the portion of the San Gabriel Valley Superfund Site known as the Baldwin Park Operable Unit (BPOU). Regulatory action is proceeding on two tracks: specific site investigation and cleanup supervised by the California Regional Water Quality Control Board under delegation from the EPA, and regional groundwater remediation, under the direct control of the EPA.

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

    Aerojet's San Gabriel Valley cost exposure cannot be estimated at this time. However, management does not believe, on the basis of presently available information, that resolution of this matter will materially affect the consolidated financial condition of the Company. Among the factors considered by management are: the number of other viable PRPs in the BPOU; the potential for cost sharing with water supply interests; data indicating that the principal groundwater contamination is upgradient of Aerojet's property; and the fact that, to date, Aerojet's San Gabriel costs are being allowed by the Government in the pricing of Aerojet's contracts. Additionally, Aerojet has filed suit against its insurers for recovery of such costs.

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

- - ----------------------------------------------------
    Such other Superfund sites include Stringfellow (California); Organic Chemical (Michigan); Summit National (Ohio); Hardage/Criner (Oklahoma); Industrial Excess (Ohio); and Solvent Recovery Service of New England (Connecticut). Other non-Superfund sites include Westbury (New York); Four County Landfill (Indiana); and Delta Chemical (Pennsylvania). The Company's final allocated share of investigation and remediation costs at a number of these sites has not yet been determined. Based on the Company's previous experience, its allocated share has frequently been minimal, in many instances less than 1 percent. The Company has reserves of approximately $13 million as of August 31, 1994 which it believes are sufficient to cover its best estimate of its share of the environmental remediation costs at these other sites.

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


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Material Changes in Financial Condition
- - ---------------------------------------
    Cash flow provided from operating activities for the first nine months of fiscal 1994 was $81.5 million as compared to $1.3 million for the first nine months of 1993. The improvement was primarily due to the decrease in working capital requirements.

    At August 31, 1994, GenCorp's total debt was $418 million, essentially flat with debt at the end of the second quarter of 1994. Interest expense in the quarter increased to $7.9 million from $6.8 million in the comparable period last year due to a higher level of average debt outstanding and higher interest rates compared to the 1993 third quarter.

    In June 1994, the Company extended its agreement with a financial institution to sell, with limited recourse, $60 million of undivided fractional interests in a $100 million pool of eligible accounts receivable through 1994 (see Note F). In light of the pending expiration of this program at the end of December 1994, the Company is evaluating various options, including new programs for the sale of receivables or repurchasing the receivables under its existing credit facility.

Material Changes in Results of Operations
- - -----------------------------------------
    Net income for the third quarter of fiscal year 1994 was $6.4 million amounting to $0.20 per share, compared to $7.7 million or $0.25 per share in the third quarter of fiscal year 1993. On a fully diluted basis, earnings per share for the third quarter of 1994 were $0.20 per share, compared to $0.24 per share in the third quarter of 1993. During the 1994 third quarter, a charge of approximately $1.4 million pretax, or $0.03 per share after tax, was taken for expenses related to the Company's organizational changes announced on August 15, 1994.

    Net sales in the third quarter of 1994 declined to $374.4 million from $482.1 million in the third quarter of 1993. As anticipated, sales growth at both the automotive and polymer products business segments partially offset the expected decline at Aerojet.

    Segment operating profit decreased to $23.5 million in the third quarter of 1994, from $26.2 million in the third quarter of 1993. Improved earnings at the automotive and polymer products business segments were offset by the decline in operating profit at Aerojet.

    During the 1994 third quarter, GenCorp announced a series of strategic actions intended to create greater focus on the Company's commercial businesses, accelerate decisions on the future of its defense and aerospace businesses, place increased emphasis on international growth, and streamline the overall corporate management structure. The announced organizational changes will enhance GenCorp's productivity and competitiveness by giving the Company a flatter, more flexible and responsive management structure, and are expected to reduce total corporate-wide administrative overhead costs for 1995 by at least $5 million pretax.

    Net sales for the automotive business segment in the third quarter of 1994 were $126.6 million, 10 percent higher than the comparable 1993 quarter. Increased vehicle production in North America, particularly in the light truck segment, continues to be the primary contributor to the growth in sales revenue.

    Segment operating profit for the automotive businesses increased to $4.2 million in the third quarter of 1994, from $1.1 million in the third quarter of 1993. In addition to the volume-related growth, the major contributors to the earnings improvement continued to be manufacturing efficiency gains at both the Vibration Control and Reinforced Plastics divisions. However, GenCorp's investment in HENNIGES had a negative impact on the segment's earnings in the third quarter of 1994, as the German automotive market remains weak.

    On September 14, 1994, GenCorp announced that it had acquired the remaining 51 percent equity interest in HENNIGES, a significant manufacturer of highly engineered molded and extruded rubber products for major German original equipment automotive manufacturers, and assumed 100 percent ownership of the firm. Due to the increased ownership, near-term losses will be larger. With 100 percent ownership, GenCorp will initiate an aggressive restructuring and cost reduction campaign patterned after its successful U.S. experiences to drive HENNIGES towards profitable performance at the earliest possible date. Despite the near-term challenges facing HENNIGES, the acquisition is an important part of GenCorp's long-term European automotive strategy. HENNIGES strengthens and enhances the Company's international capability, which is important to competing in today's global automotive markets and is critical to meeting the needs and requirements of customers in both Europe and North America.

- - -----------------------------------------
    During the 1994 third quarter, the Vehicle Sealing Division launched production of the complete sealing systems for the new General Motors Jimmy/Blazer sport utility vehicles and was awarded the contract for production of the complete body and glass sealing systems for the new Mercedes-Benz all-activity vehicle to be produced in Alabama beginning in 1997. Also during the quarter, the Reinforced Plastics Division announced the formation of an Industrial Composites Group which will focus on an array of specialty composite products in industrial markets outside the automotive industry. The group received its first contract in August to make forklift hood sets.

    Net sales for the polymer products business segment in the third quarter of 1994 were $146.7 million, 10 percent higher than in 1993. All business units contributed to the quarter's sales improvement with the exception of the Wallcovering Division, which was adversely affected by lower residential volume.

    Segment operating profit for the polymer products businesses was $11.3 million, 12 percent higher than the third quarter of 1993. The higher quarterly earnings resulted from volume-related gains at the Latex Division, primarily due to higher capacity utilization at the Green Bay, Wisconsin plant, and the performance of Reneer Films, which was acquired during the 1993 third quarter. Escalating raw material costs are negatively affecting the margins of the segment's businesses. The Company is making concerted efforts to mitigate the effect of these cost increases through productivity improvements, material substitution and product pricing.

    Improvement in the fourth quarter of the year for the automotive and polymer products businesses will continue to be influenced by an improving U.S. economy and continued strong domestic vehicle production. Polymer Products continues to be faced with raw material costs pressures which could limit its upside potential in the fourth quarter of the year.

    At Aerojet, net sales in the third quarter of 1994 were $101.1 million, a 57 percent decline from the 1993 third quarter. The decrease primarily reflects the 1994 second quarter sale of the medium caliber ammunition and air dispensed munition business, the impact of prior propulsion program cancellations and lower levels of activity in other defense and aerospace programs.

    Aerojet's business segment operating profit for the third quarter of 1994 was $8.0 million compared to $15.0 million earned in the third quarter of 1993. The 47 percent decline in earnings was primarily attributable to the lower sales revenues.

    In July, Aerojet was awarded a $76 million Minuteman Stage 2 contract for low rate production as well as for design and development studies in anticipation of the next Minuteman remanufacture cycle expected in the year 2000. Aerojet designed, developed and produced all 3,061 Minuteman Stage 2 motors from 1959 through 1979. Since 1979, Aerojet has been awarded contracts to remanufacture 1,170 of these motors. Minuteman is America's only remaining land-based Intercontinental Ballistic Missile.

    Also in July, Aerojet completed negotiations on a Titan IV contract aimed at making product improvements on Aerojet's Titan Stage 1 and 2 engines while preserving critical skills until the next production contract, expected late in 1996. This contract restructures and expands the scope of an existing contract, adding an additional $30 million, for a new total contract value of $110 million. Production of engines is expected to extend well into the next century for Titan IV, America's only unmanned heavy-lift launch vehicle.

- - -----------------------------------------
    GenCorp's net income before cumulative effect of accounting changes for the first nine months of 1994 was $17.4 million or $0.55 per share compared to $31.6 million or $1.00 per share for the first nine months of 1993. Earnings per share on a fully diluted basis for the first nine months of 1994 and 1993 before cumulative effect of accounting changes were $0.55 and $0.92, respectively.

    As previously disclosed, the Company adopted new financial accounting standards during the first quarter of fiscal 1994, including SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 109 "Accounting for Income Taxes". The net impact of the cumulative effect to December 1, 1993 of the accounting changes was a noncash, nonrecurring, after-tax charge of $212.7 million, or $6.71 per share.

    GenCorp's net income including the cumulative effect of accounting changes for the first nine months of 1994 was a loss of $(195.3) million or $(6.16) per share compared to a profit of $31.6 million or $1.00 per share for the first nine months of 1993. Earnings per share on a fully diluted basis for the first nine months of 1994 and 1993 including the effect of the accounting changes were $(6.16) and $0.92 respectively.

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

    The nature of environmental investigation and cleanup activities often makes it difficult to determine the timing and amount of any estimated future costs that may be required for remedial measures. However, the Company reviews these matters and accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and its proportionate share of the amount can be reasonably estimated. The Company's consolidated balance sheet at August 31, 1994 reflects accruals of approximately $70 million for investigation and remediation costs.

    The effect of resolution of environmental matters on results of operations cannot be predicted due to the uncertainty concerning both the amount and timing of future expenditures and future results of operations. The Company will continue its efforts to mitigate past and future costs through pursuit of claims for insurance and for reimbursement under various government contracts.

    For additional discussion of environmental matters, refer to Note J - Contingencies and Uncertainties beginning on page 10.

                           Part II. OTHER INFORMATION
                           --------------------------

Item 1.  Legal Proceedings
- - --------------------------
    Information concerning legal proceedings relating to environmental matters at Aerojet's Sacramento, California facility and at other environmental sites which appears in Note J beginning on page 10 of this report is incorporated herein by reference.

    The Company's annual report on Form 10-K for the fiscal year ended November 30, 1993 discussed the status of the Company's claims against Shearson Lehman Brothers, Inc. ("Shearson") arising out of Shearson's participation in a 1987 hostile tender offer for the Company. In October 1992, the United States District Court in Columbus, Ohio ("Court") granted Shearson's renewed motion for summary judgment on GenCorp's claim for compensatory damages, but granted the Company's renewed motion for clarification of the Court's opinion and order dated April 8, 1992 making it clear that GenCorp's claim for disgorgement of the fees that Shearson received as a result of the takeover attempt was not dismissed and remained in the case. The court also denied Shearson's renewed motion for summary judgment on GenCorp's claim that Shearson violated a fiduciary duty to GenCorp. Accordingly, judgment was entered in favor of Shearson with respect to GenCorp's claim for compensatory damages, and GenCorp's remaining claim seeking disgorgement to GenCorp of Shearson's fees was stayed pending resolution of an appeal of the judgment on GenCorp's compensatory damages claim to the United States Court of Appeals for the Sixth Circuit. The parties had submitted briefs to the Court, presented oral arguments to the Court and were awaiting decision by the Court. On October 6, 1994, the parties reached a settlement of the Company's claims against Shearson and signed an agreement which calls for Shearson to pay the Company $20 million dollars immediately. The settlement payment is a reimbursement of expenses incurred by GenCorp in responding to the 1987 unsolicited tender offer, including its investment banking fees and legal fees.

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

Item 5. Other Information
- - -------------------------
    GenCorp President and Chief Executive Officer John B. Yasinsky announced organization changes on August 15, 1994 as part of a series of strategic actions which are discussed on page 14 of this report. The Company has eliminated its Akron-based automotive and polymer products segment headquarters staffs and has consolidated its top management team into a new Office of the Chief Executive which will serve as GenCorp's top policy making body. Former segment presidents, William E. Bachman and Marvin L. Isles and Roger I. Ramseier, President of Aerojet, were elected Executive Vice Presidents of GenCorp, effective July 15, 1994, and joined Mr. Yasinsky in this newly created office. A new corporate international office reporting to the Office of the Chief Executive was created and Dr. Philip A. Spanninger was elected to head this office as Vice President, International.

- - -------------------------
    As part of the restructuring effort, two individuals were elected senior vice presidents and eight individuals were elected vice presidents of GenCorp effective August 11, 1994. D. Michael Steuert was elected Senior Vice President, Chief Financial Officer and Treasurer. Charles R. Ennis was elected Senior Vice President, Law and Environmental Affairs; General Counsel. The eight presidents of GenCorp's commercial businesses in automotive and polymer products markets were elected vice presidents of the corporation. They are Thomas W. Arndt, Vibration Control Division; P. David Mittiga, Plastic Films Division; Wayne A. Smith, Vehicle Sealing Division; Harry B. Thompson, Reinforced Plastics Division; James W. Ward, Wallcovering Division; Gregg R. Weida, Penn Racquet Sports; Dalton I. Windham, Designed Plastics Division; and Marvin W. Zima, Latex Division. Effective September 9, 1994, Michael E. Hicks was elected Treasurer of the Company. Mr. Steuert had served as Treasurer prior to Mr. Hicks' appointment. All corporate staff and division officers now report to the Office of the Chief Executive.

    Mr. Harry A. Shaw, a Director of the Company since September 1990, passed away on September 5, 1994.

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------
        a) Exhibits
           --------
             Table                                                      Exhibit
            Item No.             Exhibit Description                     Number
            --------------------------------------------------------------------
               11       Statement re computation of per share earnings.    11

               27       Financial Data Schedule                            27
                        (Filed for EDGAR only)

         b)   Reports on Form 8-K
              -------------------
              There have been no reports on Form 8-K filed during the quarter ended August 31, 1994.

                                   SIGNATURES
                                   ----------
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        GENCORP INC.



Date    October 7, 1994                 By    /s/ F. J. Lucksinger
    ---------------------------            -------------------------------
                                           F. J. Lucksinger, Vice President
                                           and Controller




Date    October 7, 1994                 By    /s/ C. R. Ennis
    ---------------------------            -------------------------------
                                           C. R. Ennis, Senior Vice President,
                                           Law and Environmental Affairs;
                                           General Counsel