Form 10-K
period 1994-11-30
GENCORP INC
filed 1995-02-15
CIK 40888

                                                     DRAFT OF: FEBRUARY 13, 1995

                        (LOGO)THE INFORMATION CONTAINED

                              IN THIS DOCUMENT IS

          ------------------------------------------------------------
                                  CONFIDENTIAL
          ------------------------------------------------------------

WE REALIZE THAT SERVICE TO OUR CLIENTS IS MOST IMPORTANT. IF AT ANYTIME DURING YOUR PROJECT, YOU HAVE COMMENTS OR CONCERNS ABOUT OUR SERVICE, PLEASE CONTACT YOUR SALESPERSON OR DAN METZ, VICE PRESIDENT OF OPERATIONS, AT (216) 621-8384 AND WE WILL DO WHAT IS NECESSARY TO ACT UPON YOUR CONCERNS TO PROVIDE THE SERVICE YOU EXPECT.

                                                 THANK YOU.

- - --------------------------------------------------------------------------------

                                   CLEVELAND
                                 (216) 621-8384

                              Fax  (216) 621-1132
                                   PITTSBURGH
                                 (412) 281-3838

                              Fax  (412) 281-4546
                                   CINCINNATI
                                 (513) 621-8384

                              Fax  (513) 621-2901
                                    COLUMBUS
                                 (614) 221-8384

                              Fax  (614) 221-8427

- - --------------------------------------------------------------------------------

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 1994        Commission File Number 1-1520

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
   (Address of principal executive offices)                     (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (216) 869-4200

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
      -------------------------------------               ---------------------
    Common Stock, par value 10 cents per share             New York and Chicago
    8% Convertible Subordinated Debentures                 New York and Chicago
              due August 1, 2002

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 1995, was $401,142,268.

     As of January 31, 1995, there were 32,312,737 outstanding shares of the Company's Common Stock, 10 cents par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1995 Proxy Statement of GenCorp Inc. are incorporated into
Part III of this Report.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                  GENCORP INC.

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1994

                               TABLE OF CONTENTS

   ITEM
  NUMBER                                                                                PAGE
  ------                                                                                ----
                                  PART I

     1     Business...................................................................     1
     2     Properties.................................................................     4
     3     Legal Proceedings..........................................................     6
     4     Submission of Matters to a Vote of Security Holders........................     6
           Executive Officers of the Registrant.......................................     7

                                PART II

     5     Market for Registrant's Common Equity and Related Stockholder Matters......     8
     6     Selected Financial Data....................................................     9
     7     Management's Discussion and Analysis of Financial Condition and
             Results of Operations....................................................     9
     8     Consolidated Financial Statements and Supplementary Data...................    13
     9     Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure.....................................................    13

                               PART III

    10     Directors and Executive Officers of the Registrant.........................    38
    11     Executive Compensation.....................................................    38
    12     Security Ownership of Certain Beneficial Owners and Management.............    38
    13     Certain Relationships and Related Transactions.............................    38

                               PART IV

    14     Exhibits, Financial Statement Schedules and Reports on Form 8-K............    38
           Signatures.................................................................    39
           Index to Financial Statements and Financial Statement Schedules............  GC-1
           Exhibit Index..............................................................     i

                                     PART I

ITEM 1.  BUSINESS

     GenCorp Inc. (hereinafter the "Company" or "GenCorp") was incorporated in Ohio in 1915 as The General Tire & Rubber Company. The Company's operations are grouped into three business segments: its automotive business, its polymer products business and its aerospace and defense business, Aerojet-General Corporation ("Aerojet"). The divisions of these segments engage in such diverse businesses as molded reinforced plastics, extruded and molded rubber products, vinyl-coated fabrics, vinyl woodgrain laminates, plastic films, plastic extrusions, decorative wallcoverings, single-ply roofing systems, tennis balls and racquetballs, styrene and butadiene based specialty latices, liquid and solid propulsion systems, and defense electronics. The Company currently employs approximately 12,970 persons. (Financial information relating to the Company's business segments appears on pages 32 through 34 of this report.)

     During 1994, the Company streamlined operations and removed a layer of management by eliminating its Akron-based automotive and polymer products segment headquarters. The operating support activities performed by the two segments were absorbed by the Company's divisions or corporate headquarters. The Company also eliminated levels of management and certain administrative functions by reorganizing its research laboratories, engineering and technology staffs and facilities.

     The Company and its businesses utilize the Corporate Technology Center in Akron, Ohio to develop new products and improve existing products and processes. The Center has a key role in the Company's technical activity and supports design and development efforts across the Company. The corporate technology staff is organized into seven Centers of Excellence with focused responsibility for analytical services, mechanical dynamic testing, advanced materials, engineering design and analysis, adhesives and coatings, structure composites engineering, and advanced manufacturing process engineering. A number of design and development centers focus on specific areas of various businesses and each plant has dedicated engineering services.

     The Company licenses technology and owns patents, which expire at various times, relating to many of its products. The loss or expiration of any one or more of them would not materially affect the business of the Company or any of its segments. The important trademarks of the Company are registered in its major marketing areas.

     Although GenCorp's business is not seasonal in the traditional sense, the aerospace and defense business' revenues and earnings have tended to concentrate to some degree in the fourth quarter of each year reflecting delivery schedules associated with that segment's mix of contracts, while the automotive business' revenues and earnings have tended to concentrate to some degree in the second and fourth quarters of the Company's fiscal year, generally as a consequence of seasonality in the automotive industry's build schedules and in response to customers' preparation for annual model changes.

     Compliance with laws and regulations relating to the discharge of materials into the environment or the protection of the environment continues to affect many of the Company's operating facilities. A discussion of capital and noncapital environmental expenditures incurred in 1994 and forecasted for 1995 and 1996 for environmental compliance is included under the heading Environmental Matters on pages 12 and 13 of this report. Environmental matters discussed on pages 12 and 13 and in Note Q beginning on page 29 of this report are incorporated herein by reference.

AUTOMOTIVE

     Revenues of the Company's automotive business are principally derived from the development, manufacture and sale of highly engineered polymer products developed for the original equipment automotive market. Applications include extruded and molded rubber products for vehicle body and window sealing, molded reinforced plastic panels for automobile and light and heavy truck bodies and molded rubber products for vibration control.

     The Vehicle Sealing Division is a leading producer and supplier of extruded and molded rubber products engineered to prevent air and moisture from penetrating windows, doors and other openings. This unit supplies products to all of the major domestic automotive companies for use in a wide variety of vehicles including the General Motors full-size pickup truck, the Suburban, Tahoe and Yukon, the small pickup truck, Blazer and Jimmy, the Ford Ranger small pickup, the Ford Explorer and the General Motors Achieva, GrandAm and Skylark. During 1994 GenCorp acquired the remaining 75.5% equity interest in HENNIGES Elastomer- und Kunststofftechnik GmbH & Co. KG, and its related companies. (The Company had acquired an initial 24.5% interest in this German molded and extruded rubber products supplier in the third quarter of 1993.)

     The Reinforced Plastics Division is one of the world's largest custom molders of reinforced plastic components for automobile and light and heavy truck bodies. Its state-of-the-art molding facility in Shelbyville, Indiana incorporates innovations in automated manufacturing and is designed for continuous flow manufacturing for the production of reinforced plastic body panels. The plant manufactures body panels for the General Motors Camaro/Firebird and Corvette and for the Chevrolet Lumina, Pontiac TransSport and Oldsmobile Silhouette front wheel drive all-purpose vehicles. General Motors has announced that production of the front wheel drive all-purpose vehicles at its Tarrytown plant will cease in 1996. The Shelbyville facility began producing body panels for the redesigned 1993 model General Motors Camaro/Firebird in the fall of 1992. Additional products manufactured by the Reinforced Plastics unit include roofs for the Chrysler Wrangler Jeep, hoods for the Lincoln Mark VIII, flareside fenders for the Ford F-series and Ranger pickup trucks and hoods for Volvo heavy trucks.

     The Vibration Control Division produces and supplies molded rubber products which counteract the impact and disturbance of vibrations emanating from the power train and from road conditions. These products include bushings, engine and transmission mounts and suspension assemblies. This unit supplies products to all of the major domestic automotive companies as well as several foreign vehicle manufacturers. The Company's automotive business is the sole supplier of many products, including certain vibration control components for the General Motors Lumina, Grand Prix, Regal and Cutlass Supreme, the Chrysler Concord, Eagle Vision, Dodge Intrepid and Neon, the Toyota Camry, Corolla and Avalon, the Mazda MX6 and 626 and the Ford Probe.

     The automotive businesses' products are sold directly to original equipment manufacturers or their fabricators. Automotive customers include the major domestic automobile manufacturers, the loss of one or more of which would have a material adverse effect on this segment. Sales to General Motors in 1994 were approximately sixteen percent of the Company's net sales.

     The emergence of foreign vehicle manufacturing facilities in North America has significantly changed the original equipment market in recent years. While competition based upon price, quality, service, technology and reputation is intensifying with respect to all products marketed by this segment, a strengthening of the automotive market, the successful launch of new product programs and continued improvement in operating efficiencies contributed to improvements in sales and earnings in 1994. Raw materials required by this segment are generally in good supply.

POLYMER PRODUCTS

     Revenues of the Company's polymer products business are generated through the manufacture and sale of specialty polymers and engineered plastics and elastomers for a variety of industrial, commercial and consumer markets. The polymer products business has a broad base of commercial and industrial customers, the loss of any one of which would not have a material adverse effect on the segment's business.

     The Designed Plastics Division is a diverse manufacturer and supplier in three product areas. The division is a major producer of vinyl coated fabrics for the home furnishings and marine industries and for a variety of other industrial and commercial industries. The division is also a leading producer of gaskets, seals, trim and magnetic rolls for the appliance, automotive and office equipment industries. In addition, the division designs and sells material systems for a wide range of commercial roofing applications.

     The Plastic Films Division was formed with the acquisition of Reneer Films Corporation in 1993. The division is a leading manufacturer of vinyl woodgrain laminates for furniture and consumer electronics and double-polished clear vinyl films for the office products and stationery markets. The division also produces decorative and engineered thermoplastic films for manufacturers of furniture, ceiling tiles, credit cards, aircraft interiors, and industrial equipment.

     The Specialty Polymers Division produces and markets a comprehensive line of specialty latices used as coatings for paper, as binding agents for carpets and nonwoven fabrics and as tire cord adhesives. It also produces adhesives and in-mold coatings for automotive reinforced plastic applications. During the fourth quarter of 1994, the Company successfully completed a 50% capacity expansion of its Green Bay, Wisconsin latex plant. This facility, originally brought on-line in early 1993, began running near its initial maximum capacity within a year of its opening. The expanded facility continues to augment the division's business commitment to the coated paper and paperboard industry.

     The Wallcovering Division designs, manufactures and markets a full line of decorative products for commercial and residential wallcovering applications.

     Penn Racquet Sports is one of the world's largest manufacturers of tennis balls and racquetballs. Tennis and racquetball accessories are purchased for resale under the "Penn" trademark. Due to soft demand for tennis products, a second U.S. tennis ball manufacturing facility will not be reopened.

     Methods of distribution utilized by the divisions of the polymer products business segment vary widely depending on the nature of the products and the industry or market served, with products being sold either directly or through distributors. PENN products are marketed worldwide. The Company has an agreement with Head Racquet Sports to distribute Penn(R) tennis balls in France, Italy, Germany, Austria and Switzerland.

     Competition based upon price, quality, service, technology and reputation is intense with respect to virtually all products marketed by this business segment and, to a substantial degree, upon design and style in the wallcovering and most other coated fabrics and plastic film products. The Company believes that it continues to be a major competitor in the markets served by this segment, and that the raw materials required are generally available. To date, the Company has been successful in substantially offsetting the effects of higher raw material costs through productivity improvements, operating cost reductions and product pricing. However, high raw material costs continue to adversely affect each of this segment's businesses, a trend expected to continue into 1995.

AEROSPACE AND DEFENSE

     Aerojet develops, manufactures and markets solid and liquid rocket propulsion systems, smart munitions systems, sensor surveillance systems, earth sensing systems and related defense products and services.

     Aerojet has concentrated for the past several years on obtaining contracts that provide a balance between technology development and long-term production, as well as between defense and space programs. More recently, efforts have been expanded to include the pursuit of nondefense domestic and international market opportunities that take advantage of the segment's technologies, engineering and manufacturing expertise and capabilities. In this regard, Aerojet is involved in a series of joint defense-conversion technology initiatives including efforts with Pacific Gas and Electric to apply composite materials technology to liquid natural gas storage applications and a pilot project funded under the Clinton Administration's Technology Reinvestment Project program to assess and prototype ultralight insulating material technologies.

     The aerospace and defense business' programs have included the Titan, Minuteman, Standard Missile, Advanced Solid Rocket Motor ("ASRM") and Delta propulsion programs; satellite surveillance sensor systems; the Sense and Destroy Armor (SADARM) program; earth sensing systems; TOW 2B armaments; Combined Effects Munition systems; ground data processing systems; and medium caliber ammunition programs. Aerojet is also active in a variety of new development and advanced programs related to defense and space applications including satellite, launch, and armament systems. Aerojet believes that its experience in these areas will enable it to continue to participate in the future funding of these or similar programs. Most of the sales of this business are made directly or indirectly to agencies of the United States government pursuant to contracts or subcontracts which are subject to termination for convenience (with compensation) by the government in accordance with Federal Acquisition Regulations.

     The Small ICBM program was terminated and new production under the Peacekeeper program was canceled during 1992. These two programs accounted for sales of approximately $49 million in 1993. Close-out sales activity in 1994 was $14 million.

     Aerojet was a major subcontractor to Lockheed for the ASRM program. The program was officially terminated by NASA on October 27, 1993. During November 1994 Aerojet completed negotiation of a comprehensive termination settlement with NASA. Termination efforts accounted for $68 million in sales in 1994.

     Aerojet completed negotiations with Olin Corporation with respect to the sale of substantially all of its medium caliber ammunition and air dispensed munition systems business in the second quarter of 1994. These ordnance products accounted for sales of approximately $63 million in 1994.

     Aerojet's direct and indirect sales to the United States Government and its agencies (principally the Department of Defense) were approximately $578 million in 1994, $846 million in 1993 and $982 million in 1992. Competition based upon price, technology, quality and service is intense for all products and services in this business segment and has increased with the decline in the national defense budget. There are several other major companies with the technology and capacity to produce most of the products manufactured and sold by Aerojet, and in some areas, the government has its own manufacturing capabilities. With the termination of the ASRM program and the sale of the ordnance business, Aerojet announced a major streamlining and restructuring effort in the fourth quarter of 1993 that was completed in mid 1994 and has also taken additional measures to reduce costs significantly in 1995. Aerojet believes it remains competitive in its markets.

     Backlog orders in the aerospace and defense businesses are commonplace and significant. Aerojet's contract backlog was approximately $1.1 billion at November 30, 1994, compared to $1.4 billion at November 30, 1993. Funded backlog, which includes only the amount of those contracts for which money has been authorized by Congress, totaled approximately $0.6 billion at November 30, 1994, compared with approximately $0.7 billion at November 30, 1993. Raw materials required by this segment are generally in adequate supply.

ITEM 2. PROPERTIES

     Operating, manufacturing, research, design and/or marketing facilities of the Company and its businesses are set forth below.

Corporate Headquarters:                  Corporate Technology Center        Westward Look Resort
GenCorp Inc.                             2990 Gilchrist Road                Tucson, AZ
175 Ghent Road                           Akron, OH 44305-4489
Fairlawn, Ohio 44333-3300                216/794-6300
216/869-4200

AEROSPACE AND DEFENSE

Aerojet                                  Azusa, CA
P.O. Box 13222                           Colorado Springs, CO
Sacramento, CA 95813-6000                Huntsville, AL
916/355-1000                             Jonesboro, TN
                                         Los Angeles, CA
                                         Socorro, NM
                                         Washington, DC

AUTOMOTIVE

Farmington Hills, MI (marketing and sales)
Vehicle Sealing Division                 Batesville, AR
7221 Engle Road, Suite 240               Berger, MO
Fort Wayne, IN 46804-2233                Marion, IN
219/434-9700                             Wabash, IN
                                         Welland, Ontario, Canada
                                         HENNIGES, Rehburg, Germany and Ballina, Ireland

* * * * * * * * * *

Vibration Control Division               Logansport, IN
6920 Pointe Inverness Way                Peru, IN
  Suite 140                              Wabash, IN
Fort Wayne, IN 46804
219/434-9800

* * * * * * * * * *

Reinforced Plastics Division             Ionia, MI
11711 North Meridian Street              Rushville, IN
  Suite 505                              Shelbyville, IN
Carmel, IN 46032
317/580-2400

POLYMER PRODUCTS

Designed Plastics Division               Columbus, MS
1722 Indian Woods Circle                 Evansville, IN
  Suite A                                Fort Smith, AR
Maumee, OH 43537-4060                    Hackensack, NJ
419/891-1500                             Paris, France

* * * * * * * * * *

Plastic Films Division                   Jeannette, PA
Route 895 West, Hickory Drive            Newcomerstown, OH
Auburn, PA 17922-9611
717/366-1051

* * * * * * * * * *

Specialty Polymers Division              Dalton, GA
165 S. Cleveland Avenue                  Green Bay, WI
Mogadore, OH 44260-1593
216/628-6550

* * * * * * * * * *

Wallcovering Division                    Columbus, MS
Three University Plaza, Suite 200        New York, NY
Hackensack, NJ 07601-6219                Paris, France
201/489-0100                             Pine Brook, NJ
                                         Salem, NH

* * * * * * * * * *

Penn Racquet Sports                      Mullingar, Republic of Ireland
306 South 45th Avenue                    Nurnberg, Germany
Phoenix, AZ 85043
602/269-1492

     In addition, the Company and its businesses own and lease properties (primarily machinery, warehouse and office facilities) in various sections of the country for use in the ordinary course of its business. Data appearing in Note P on page 29 of this report with respect to leased properties is incorporated herein by reference.

     During 1994, the Company generally made effective use of its productive capacity. As discussed under the heading Polymer Products in this report, a 50% expansion of the new latex manufacturing facility in Green Bay, Wisconsin was completed in 1994, while a second U.S. tennis ball manufacturing facility will not be reopened. The Company believes that the quality and productive capacity of its properties are sufficient to maintain the Company's competitive position.

ITEM 3.  LEGAL PROCEEDINGS

     Effective January 1, 1991, the Company modified its medical benefit plan for salaried employees who had retired. The modifications included increases to retiree-paid deductibles and co-payments, a Medicare "carve-out" provision and an increase in the maximum lifetime benefit. In January 1992, a group of salaried retirees filed a class action challenging the Company's right to implement the benefit plan changes, Dague, et al. v. GenCorp Inc., No. 5:91 CV 2617 (U.S.D.C., N.D. Ohio). On August 27, 1993, the District Court granted summary judgment for GenCorp, holding that the Company had consistently reserved its right within relevant plan documents to modify retiree medical benefits. The ruling rendered moot the retirees' motion for class certification. On August 24, 1993, the retirees appealed the District Court's decision to the U.S. Court of Appeals, where the matter is currently pending (No. 93-4070, U.S.C.A., 6th Cir.).

     Information concerning legal proceedings relating to environmental matters which appears in Note Q beginning on page 29 of this report is incorporated herein by reference.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended November 30, 1994.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is given as of February 1, 1995, and except as otherwise indicated, each individual has held the same office during the preceding five-year period.

     A. W. Reynolds, age 61: Chairman of the Board of Directors (since January
1987); formerly Chief Executive Officer (from August 1985 to July 1, 1994) and President and Chief Operating Officer of the Company (from September 1984 until August 1985).

     J. B. Yasinsky, age 55: President and Chief Executive Officer (since July 1, 1994); formerly President and Chief Operating Officer (since November 1993); previously Group President of Westinghouse Electric Corporation (since February
1993), President, Westinghouse Power Systems (from 1990 to 1993), Executive Vice President, Westinghouse, World Resources and Technology (from 1989 to 1990), and Executive Vice President, Westinghouse International (from 1987 to 1989).

     W. E. Bachman, age 55: Executive Vice President of the Company (since July 15, 1994); formerly Vice President of the Company and President of the Company's polymer products business (since May 1993), Vice President -- Operations for the Company's polymer products business (since April 1993), President of the Company's Fabricated Plastics Unit (from 1988 to April 1993) and President of the Coated Fabrics Division (from 1987 to 1988).

     M. L. Isles, age 49: Executive Vice President of the Company (since July 15, 1994); formerly Vice President of the Company and President of the Company's automotive business (since January 1988), previously President of the Company's former Engineered Elastomers Division.

     R. I. Ramseier, age 58: Executive Vice President of the Company (since July 15, 1994) and President of Aerojet (since January 1989); also Vice President of the Company (from January 1989 to July 1994), formerly President of Aerojet TechSystems.

     T. W. Arndt, age 43: Vice President of the Company (since August 1994), also President of the Company's Vibration Control Division (since 1990); formerly Vice President and Controller of the Company's automotive business.

     D. M. Cound, age 63: Vice President -- Quality Management (since June
1992); formerly Vice President of Quality for the Company's automotive business (from 1988 to 1992) and Vice President of Quality for the Company's former Diversitech General Subsidiary (from 1985 to 1987).

     E. R. Dye, age 53: Secretary (since September 1988) and Assistant General Counsel (since January 1987); formerly Assistant Secretary (from November 1986 until September 1988), Associate General Counsel (from September 1985 until January 1987) and Counsel prior to September 1985.

     C. R. Ennis, age 62: Senior Vice President, Law and Environmental Affairs; General Counsel (since August 1994); formerly Vice President and General Counsel (since January 1986) (also Secretary from November 1986 to September 1988); previously Vice President and General Counsel, International Operations, for subsidiaries of Enserch Corporation.

     G. J. Goberville, age 48: Vice President -- Human Resources (since January
1993); previously Vice President -- Human Resources of the Company's automotive business (since February 1988), Director of Compensation and Benefits of Aerojet (from 1985 until February 1988).

     M. E. Hicks, age 36: Treasurer (since September 1994); formerly Director, Treasury for the Company (since 1989) and Manager, Cash and Banking (from 1988 to 1989).

     R. A. Livigni, age 60: Vice President of Corporate Technology (since November 1994); formerly Vice President and Director of Research (since January
1988), and Associate Director -- Research.

     F. J. Lucksinger, age 49: Vice President and Controller of the Company (since August 1993); formerly Vice President, Controller of Aerojet (Vice President since 1989 and Controller since 1987).

     P. D. Mittiga, age 47: Vice President of the Company (since August 1994), also President of the Company's Plastic Films Division (since 1993); formerly President and Chief Executive Officer of Reneer Films Corporation (since 1989) and Marketing Manager of the Goodyear Tire & Rubber Company's Film Division (since 1986).

     W. A. Smith, age 47: Vice President of the Company (since August 1994), also President of the Company's Vehicle Sealing Division (since 1990); formerly General Manager of the Company's Welland, Ontario vehicle sealing plant (since 1986 to 1990) and Vice President -- manufacturing (from 1985 to 1986).

     P. A. Spanninger, age 51: Vice President, International of the Company (since July 15, 1994); formerly Vice President, International of the Company's automotive business (since 1988) and previously Director of Technology and Venture Management for the Goodyear Tire & Rubber Company.

     D. M. Steuert, age 46: Senior Vice President and Chief Financial Officer (since August 1994); formerly Vice President and Chief Financial Officer (since June 1990) and Treasurer (since May 1986), previously Vice President -- Finance and Planning (from May 1987 to June 1990) and Treasurer.

     H. B. Thompson, age 57: Vice President of the Company (since August 1994), also President of the Company's Reinforced Plastics Division (since 1988); formerly Executive Vice President of the Reinforced Plastics Division (from 1987 to 1988).

     J. W. Ward, age 52: Vice President of the Company (since August 1994), also President of the Company's Wallcovering Division (since 1989); formerly Vice President of contract sales/marketing of the Wallcovering Division (from 1986 to 1989).

     G. R. Weida, age 47: Vice President of the Company (since August 1994), also President of Penn Racquet Sports (since 1991); formerly President of the Company's Plastic Films Division (from 1987 to 1991), and General Manager of the rigid plastics business (from 1986 to 1987).

     D. I. Windham, age 49: Vice President of the Company (since August 1994), also President of the Company's Designed Plastics Division (since 1993); formerly Plant Manager of the Company's Columbus, Mississippi vinyl coated fabrics plant (from 1987 to 1993) and Technical Director (from 1980 to 1987).

     R. Younts, age 39: Vice President -- Communications (since January 1995); previously Director of Communications (since July 1993) and various other communications positions with Aerojet (from December 1984 to July 1993).

     M. W. Zima, age 57: Vice President of the Company (since August 1994), also President of the Company's Specialty Polymers Division (since 1991); formerly President and Chief Executive Officer of Uniroyal Engineered Products in Sarasota, Florida (from 1982 to 1991), and various management positions with General Electric (from 1968 to 1982).

     The Company's executive officers generally hold terms of office of one year and/or until their successors are elected.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed on the New York and Chicago Stock Exchanges. At December 31, 1994, there were approximately 15,100 holders of record of the Company's common stock. During 1994, 1993 and 1992, the Company paid quarterly cash dividends on common stock of $.15 per share. Information regarding the high and low quarterly sales prices of common stock for the past two years is contained in the Quarterly Financial Data (unaudited) which appears on page 35 of this report and is incorporated herein by reference.

     Information concerning long-term debt, including restrictions and provisions relating to distributions and cash dividends on the Company's Common Stock, appears in Note L on page 27 of this report and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     Financial data required under this section appears on page 36 of this report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Sales for GenCorp in 1994 totaled $1.7 billion, 9 percent below the 1993 level. Segment operating profit decreased 11 percent to $108 million, excluding the charge of $80 million for segment unusual items, compared to $121 million for 1993. Segment operating profit (see Note R) in 1994 including the charge for segment unusual items was $28 million.

     Net income for 1994 excluding an after tax charge of $50 million for unusual items and $213 million for cumulative effect of accounting changes (see Note B and Note C, respectively) was $37 million compared to $43 million in 1993 or $1.16 per share as compared to $1.35 per share for primary earnings per share in 1993.

     Including the charges for unusual items and the cumulative effect of accounting changes, the Company reported a net loss of ($226) million for 1994 as compared to net income of $43 million in 1993. On a fully diluted basis, earnings (loss) per share was a loss of ($7.10) per share for 1994 as compared to earnings of $1.24 per share in 1993.

     Interest expense in 1994 was $32 million compared to $26 million in 1993 and $37 million in 1992. Interest expense for 1994 increased primarily due to a higher level of average debt outstanding and higher interest rates compared to 1993. The decrease in interest expense from 1992 to 1993 resulted from lower interest rates and savings from the refinancing activities in 1992.

     Other income and expense decreased $9 million to an expense of $4 million in 1994 from an income of $5 million in 1993. The decrease was primarily due to the equity loss incurred at HENNIGES Elastomer- und Kunststofftechnik GmbH & Co. KG (HENNIGES), lower interest income and adjustments to non-operating reserves. Other income and expense increased $9 million to an income of $5 million in 1993 from an expense of $4 million in 1992. The increase was due to the absence of costs associated with the 1992 refinancing effort, adjustments to non-operating reserves and other miscellaneous matters.

UNUSUAL ITEMS

     As further discussed in Note B to the financial statements, in the fourth quarter of 1994 the Company recognized net unusual charges of $83 million ($50 million or $1.56 per share after tax).

     These charges included provisions for environmental remediation costs at Aerojet's Sacramento, California facility (see Note Q), environmental costs associated with other sites, warranty and litigation costs, asset valuation reserves, restructuring and other costs. These provisions are net of cash recoveries from insurers and a litigation settlement with an investment banking firm.

     The impact of these unusual charges on the operating profit of the Company's business segments was $68 million for Aerojet, $4 million for Automotive and $8 million for Polymer Products.

     The unusual charges include a restructuring charge of $12 million. This charge consists of $5 million for restructuring the Company's corporate and segment headquarters and its research function and $7 million for the Reinforced Plastics Division.

     During 1994, the Company streamlined operations and removed a layer of management by eliminating its Akron-based automotive and polymer products segment headquarters. The operating support activities performed by the two segments were absorbed by the Company's divisions or corporate headquarters. The Company also eliminated levels of management and non-value added administrative functions by reorganizing its research laboratories, engineering and technology staffs and facilities. These actions resulted in the elimination of 65 open and filled positions and are expected to reduce annual costs by approximately $10 million. All of the affected employees were notified of termination prior to November 30, 1994. The Company recognized a total restructuring charge of $5 million including severance costs of $4 million and costs of exiting facilities of $1 million. The Company paid $1 million in severance benefits during 1994. The remaining net cash outflow from these actions is estimated to be $3 million in 1995 and $1 million thereafter.

     Also during 1994, the Reinforced Plastics Division continued its program of aggressive pursuit of the heavy truck market to further diversify its product base. The Ionia, Michigan plant has been identified as the plant for conversion to a heavy truck operation. In connection with this conversion, the Company recognized a $7 million provision for the demolition of part of this facility. The provision included $4 million for the write-off of related fixed assets and $3 million for the cost of demolishing parts of the facilities in 1996. After the facilities are demolished, the Company anticipates annual savings of $1 million.

     During 1992, the Company recognized a $22 million provision for a prior restructuring program within its Reinforced Plastics Division for rationalization of excess capacity at its plants. The reserve balance amounted to $6 million, $10 million and $22 million at November 30, 1994, 1993 and 1992, respectively. The remaining reserve of $6 million at November 30, 1994 includes $4 million for the write-down of fixed assets and $2 million for the cost of demolishing facilities in 1995.

BUSINESS ACQUISITIONS AND DIVESTITURES

     During 1994, the Company enhanced its European automotive presence by acquiring the remaining 75.5 percent equity interest in HENNIGES, a German original equipment automotive supplier. This acquisition strengthens the Company's ability to compete in today's global automotive markets. Also during 1994, the Company sold its Aerojet Ordnance Division's medium caliber ammunition and air dispensed munition business to Olin Corporation in May 1994. (See Note D.)

     Determining the future role of Aerojet in the corporation is a key part of the Company's strategy. The Company is continuing to discuss the possibility of divestiture with interested parties while at the same time evaluating alternatives such as joint ventures, strategic alliances or continued operation of Aerojet should efforts to divest not offer adequate shareholder value.

     The sale of all or part of Aerojet would reduce the Company's exposure to recent wide variability in defense spending and would allow the Company to focus on its growing commercial businesses. Any divestiture would initially reduce sales and segment operating profit until the Company is able to redeploy assets to businesses generating equal or better returns. The Company is required to use the proceeds from any sale of all or part of Aerojet to reduce outstanding debt under the Company's credit facility. Further, this credit facility would be reduced permanently by the amount of the net cash proceeds from any sale. The reduction in debt and interest expense would improve the Company's financial condition.

FINANCIAL RESOURCES AND CAPITAL SPENDING

     Cash flow provided from operating activities for fiscal 1994 was $133 million compared to $12 million in 1993. The improvement was primarily due to the decrease in working capital requirements. Working capital changes in 1993 included a $63 million payment of tax liabilities related to prior years.

     At November 30, 1994, the Company's total debt was $385 million compared to $439 million at the end of 1993. Debt decreased $54 million during 1994 due to strong cash flow from operations, reduced capital expenditures, the sale of the ordnance business and recoveries from insurers and an investment banking firm (see Note B).

     In June 1994, the Company extended its receivable financing program through December 1994 (see Note G). When the program expired on December 31, 1994, the Company used its existing borrowing capacity to repurchase outstanding receivables previously sold under this program and does not currently intend to enter into a new receivable financing program.

     Capital expenditures were made principally for capacity expansion and asset replacement, cost reduction, safety and productivity improvements and environmental protection. Capital expenditure outlays in 1994 totaled $63 million compared to $67 million in 1993 and $96 million in 1992.

     Management believes that funds generated from operations and existing borrowing capacity are adequate to finance planned capital expenditures, company-sponsored research and development programs and dividend payments to shareholders.

AUTOMOTIVE

     Sales for the automotive business segment during fiscal 1994 totaled $577 million, an increase of 12 percent over 1993 sales of $514 million. Higher volume for key vehicle platforms and new program launches of GM's Blazer/Jimmy, Chrysler's Neon, Toyota's Avalon and Volvo's heavy truck contributed to the improvement.

     Increased sales during 1994 resulted in segment operating profit of $32 million excluding an unusual charge of $4 million, an increase of $11 million over 1993 operating profit of $21 million. The Vibration Control and Reinforced Plastics Divisions showed significant earnings improvement due to increased sales volume and manufacturing efficiency gains. Operating profit for the automotive segment was negatively impacted by HENNIGES as the German automotive market remained weak.

     During 1994, the Company acquired the remaining 75.5 percent equity interest in HENNIGES, the Company's German automotive supplier. Due to the increased ownership, near-term losses recognized by the Company are expected to be larger. With 100 percent ownership, the Company initiated an aggressive restructuring and cost reduction campaign to drive HENNIGES towards profitable performance at the earliest possible date. Despite the near-term challenges facing HENNIGES, the acquisition was an important part of the Company's long-term European automotive strategy. HENNIGES strengthens and enhances the Company's international presence, which is important to competing in today's global automotive markets and is critical to meeting the needs and requirements of customers in both Europe and North America.

Outlook

     Sales growth in 1995 will be dependent on the level of domestic vehicle production. Operating profit growth in 1995 will be based on sales growth and continued cost reductions and productivity improvements.

1993 Results

     Sales in 1993 increased 18 percent to $514 million from $436 million in 1992. Segment operating profit in 1993 was $21 million compared to $9 million in 1992 which excluded a $22 million unusual charge for restructuring Reinforced Plastics in 1992.

     The significant increase in sales for 1993 was due to the continued recovery in domestic vehicle production and new program launches. The improvement in operating profit was the result of increased sales, cost reductions and improved productivity throughout the segment.

POLYMER PRODUCTS

     Polymer Products again achieved record levels of sales and segment operating profit in 1994. Sales for 1994 were $569 million, a 10 percent increase over 1993 sales of $519 million. Sales growth in the Designed Plastics and Specialty Polymers Divisions along with the full year performance of Reneer in the Plastic Films Division contributed to the increase in segment sales. These sales increases more than offset the decline in sales at Penn Racquet Sports, attributable to softness in the world tennis market.

     Segment operating profit in 1994 was $51 million excluding an unusual charge of $8 million, a 9 percent increase over $47 million in 1993. The earnings improvement was led by the Specialty Polymers and Plastic Films Divisions. However, Penn Racquet Sports experienced lower earnings due to sales volume decline and Designed Plastics was negatively impacted by an increase in warranty expense and raw material prices.

Outlook

     Due to improved market conditions, steady growth should continue for Polymer Products during 1995 as it maintains strong market positions in its businesses.

1993 Results

     Sales in 1993 were $519 million, or 8 percent over 1992 sales of $482 million. The Specialty Polymers, Wallcovering, Designed Plastics and Plastic Films Divisions experienced sales growth while sales at Penn Racquet Sports declined. Increased sales resulted from market penetration gains and the acquisition of Reneer Films.

     Segment operating profit in 1993 was $47 million, a 4 percent increase over $45 million in 1992. The earnings improvement was achieved by gains in Designed Plastics, Plastic Films and Wallcovering.

AEROSPACE AND DEFENSE

     Sales in 1994 for Aerojet were $594 million, down 32 percent from 1993 sales of $872 million. The decrease is due to the residual impact of the Peacekeeper program cancellation and the Advanced Solid Rocket Motor program termination, lower activity in the Sense and Destroy Armor and Tube-Fired Optically Tracked Wire programs and the sale of the Ordnance medium caliber ammunition and air dispensed munition businesses.

     Aerojet's segment operating profit in 1994 was $25 million, excluding an unusual charge of $68 million for environmental matters at its Sacramento, California facility (see Note Q), a decline of 53 percent from $53 million in 1993. The decrease in operating profit was due primarily to lower sales revenue and contract mix issues. During the first quarter of 1994, Aerojet took a $17 million charge for costs associated with a meteorological sensor program, a tactical rocket propulsion program and the projected loss on disposal of a small business. These charges were partially offset by the settlement of Aerojet's claim for the early termination of the ASRM program which resulted in $12 million of operating profit during the fourth quarter.

     Contract backlog for Aerojet was $1.1 billion at the end of 1994, compared to $1.4 billion at the end of 1993 and $1.3 billion in 1992. Funded backlog, which includes only the amount of those contracts for which money has been directly authorized by Congress, totaled $0.6 billion at the end of 1994, down from $0.7 billion at the end of 1993 and $0.9 billion in 1992.

Outlook

     1995 will continue to present Aerojet with challenges due to reductions in the defense budget, program restructuring and the effects of industry consolidations. To address these challenges, Aerojet completed a major streamlining and restructuring effort in 1994 that is intended to reduce future operating costs and improve operational efficiencies to allow for more effective competition and performance on current programs.

1993 Results

     Sales in 1993 were $872 million, down 14 percent from 1992 sales of $1,019 million. Sales declines at Aerojet's propulsion and defense electronics businesses accounted for the overall decrease.

     Segment operating profit was $53 million in 1993 compared to $71 million in 1992, a decrease of 25 percent. The decline in operating profit was due primarily to the decline in sales and contract mix issues.

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

     In 1994, capital expenditures for projects related to the environment were approximately $6 million, compared to $7 million in 1993 and $10 million in 1992. The Company currently forecasts that capital expenditures for environmental projects will range between $7 million and $12 million in each of the next two years. During 1994, noncapital expenditures for environmental compliance and protection totaled $33 million of which $13 million was for recurring costs associated with managing hazardous substances and pollution abatement in ongoing operations and $20 million was for investigation and remediation efforts at other sites. Similar noncapital expenditures were $40 million and $42 million in 1993 and 1992, respectively. It is presently expected that noncapital environmental expenditures will increase slightly for the next several years.

     The nature of environmental investigation and cleanup activities often makes it difficult to determine the timing and amount of any estimated future costs that may be required for remedial measures. However, the Company reviews these matters and accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and its proportionate share of the amount can be reasonably estimated. The Company's Consolidated Balance Sheet at November 30, 1994 reflects accruals of $282 million and amounts recoverable of $132 million from third parties for remediation costs.

     The effect of resolution of environmental matters on results of operations cannot be predicted due to the uncertainty concerning both the amount and timing of future expenditures and future results of operations. However, management believes, on the basis of presently available information, that resolution of these matters will not materially affect the consolidated financial condition of the Company. The Company will continue its efforts to mitigate past and future costs through pursuit of claims for insurance coverage and continued investigation of new remediation alternatives and associated technologies. For additional discussion of environmental matters, refer to Note Q -- Contingencies.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information called for by this item is set forth beginning on the next page (page 14) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in accountants or disagreements with the Company's independent accountants on accounting and financial disclosure matters during the Company's two most recent fiscal years or during any period subsequent to the date of the Company's most recent financial statements.

                                  GENCORP INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                     YEARS ENDED NOVEMBER 30,
                                                                   ----------------------------
                                                                    1994       1993       1992
                                                                   ------     ------     ------
                                                                       (DOLLARS IN MILLIONS,
                                                                       EXCEPT PER-SHARE DATA)
NET SALES........................................................  $1,740     $1,905     $1,937
                                                                   ------     ------     ------
COSTS AND EXPENSES
Cost of products sold............................................   1,391      1,562      1,587
Selling, general and administrative..............................     179        178        171
Depreciation.....................................................      73         74         79
Interest expense.................................................      32         26         37
Other (income) expense, net......................................       4         (5)         4
Unusual items (Note B)...........................................      83         --         22
                                                                   ------     ------     ------
                                                                    1,762      1,835      1,900
                                                                   ------     ------     ------
INCOME (LOSS) BEFORE INCOME TAXES................................     (22)        70         37
Income tax (benefit) provision (Note F)..........................      (9)        27         15
                                                                   ------     ------     ------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES.....     (13)        43         22
Cumulative effect of accounting changes (Note C).................    (213)        --         --
                                                                   ------     ------     ------
  Net Income (Loss)..............................................  $ (226)    $   43     $   22
                                                                   ======     ======     ======
EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Primary:
  Before cumulative effect of accounting changes.................  $ (.41)    $ 1.35     $  .70
  Cumulative effect of accounting changes........................   (6.69)        --         --
                                                                   ------     ------     ------
  Earnings (Loss) Per Share......................................  $(7.10)    $ 1.35     $  .70
                                                                   ======     ======     ======
Fully Diluted:
  Before cumulative effect of accounting changes.................  $ (.41)    $ 1.24     $  .70
  Cumulative effect of accounting changes........................   (6.69)        --         --
                                                                   ------     ------     ------
  Earnings (Loss) Per Share......................................  $(7.10)    $ 1.24     $  .70
                                                                   ======     ======     ======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  GENCORP INC.

                           CONSOLIDATED BALANCE SHEET

                                                                         AT NOVEMBER 30,
                                                                       -------------------
                                                                        1994         1993
                                                                       ------       ------
                                                                           (DOLLARS IN
                                                                            MILLIONS)
    CURRENT ASSETS
    Cash and equivalents.............................................  $   22       $   16
    Marketable securities, at cost (approximates market).............       8            7
    Accounts receivable (Note G).....................................     190          173
    Inventories (Note H).............................................     158          199
    Prepaid expenses.................................................      43           42
                                                                       ------       ------
              Total Current Assets...................................     421          437
    Investments and other assets (Note J)............................     468          233
    Property, plant and equipment, at cost
      Land...........................................................      40           35
      Buildings and building equipment...............................     310          303
      Machinery and equipment........................................     907          925
      Construction in progress.......................................      37           36
                                                                       ------       ------
                                                                        1,294        1,299
      Accumulated depreciation.......................................    (728)        (756)
                                                                       ------       ------
         Net property, plant and equipment...........................     566          543
                                                                       ------       ------
              Total Assets...........................................  $1,455       $1,213
                                                                       ======       ======

    CURRENT LIABILITIES
    Notes payable....................................................  $    7       $   23
    Accounts payable -- trade........................................     104          102
    Income taxes (Note F)............................................      19           14
    Accrued expenses (Note K)........................................     237          209
                                                                       ------       ------
              Total Current Liabilities..............................     367          348
    Long-term debt (Note L)..........................................     378          416
    Postretirement benefits other than pensions (Note I).............     373           70
    Other long-term liabilities (Note K).............................     344          144
    Contingencies (Note Q)

    SHAREHOLDERS' EQUITY (DEFICIT)
    Preference stock -- $1.00 par value; 15 million shares
      authorized; none outstanding...................................      --           --
    Common stock -- $.10 par value; 90 million shares authorized;
      32.1 million shares outstanding................................       3            3
    Other capital....................................................       5            1
    Retained earnings (deficit)......................................     (16)         229
    Cumulative translation adjustment................................       1            2
                                                                       ------       ------
              Total Shareholders' Equity (Deficit)...................      (7)         235
                                                                       ------       ------
              Total Liabilities and Shareholders' Equity (Deficit)...  $1,455       $1,213
                                                                       ======       ======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  GENCORP INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     YEARS ENDED NOVEMBER 30,
                                                                     -------------------------
                                                                     1994      1993      1992
                                                                     -----     -----     -----
                                                                       (DOLLARS IN MILLIONS)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net Income (Loss)..................................................  $(226)    $  43     $  22
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Cumulative effect of accounting changes.......................    213        --        --
     Provision for unusual items...................................    114        --        22
     Depreciation, amortization and loss on disposal of fixed
      assets.......................................................     77        86        84
     Changes in operating assets and liabilities
       Deferred income taxes.......................................    (30)       (5)      (22)
       Accounts receivable.........................................    (11)      (13)       13
       Inventories.................................................     35         5       (33)
       Other current assets........................................     (1)        5        12
       Current liabilities.........................................    (12)      (93)       29
       Other non-current assets....................................    (31)      (14)       (7)
       Other long-term liabilities.................................      5        (2)        1
                                                                     -----     -----     -----
               Net Cash Provided by Operating Activities...........    133        12       121
                                                                     -----     -----     -----
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Capital expenditures...............................................    (63)      (67)      (96)
Proceeds from asset dispositions...................................     29         4         1
Acquisitions.......................................................    (22)      (43)       --
Net (increase) decrease in marketable securities...................     (1)       --        14
                                                                     -----     -----     -----
               Net Cash Used in Investing Activities...............    (57)     (106)      (81)
                                                                     -----     -----     -----
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Long-term debt incurred............................................    341       360       416
Long-term debt paid................................................   (379)     (288)     (427)
Proceeds from accounts receivable financing........................     --        10        --
Net short-term debt incurred (paid)................................    (16)       22        --
Dividends..........................................................    (19)      (19)      (19)
Other equity transactions..........................................      3        (2)       (3)
                                                                     -----     -----     -----
               Net Cash Provided by (Used in) Financing
                  Activities.......................................    (70)       83       (33)
                                                                     -----     -----     -----
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............      6       (11)        7
Cash and cash equivalents at beginning of year.....................     16        27        20
                                                                     -----     -----     -----
               Cash and Cash Equivalents at End of Year............  $  22     $  16     $  27
                                                                     =====     =====     =====

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  GENCORP INC.

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                     COMMON STOCK                 RETAINED   CUMULATIVE
                                                  -------------------    OTHER    EARNINGS   TRANSLATION
                                                    SHARES     AMOUNT   CAPITAL   (DEFICIT)  ADJUSTMENT
                                                  ----------   ------   -------   --------   -----------
                                                                  (DOLLARS IN MILLIONS)
BALANCE AT NOVEMBER 30, 1991....................  31,729,776     $3       $1       $ 202         $ 7
Net income......................................                                      22
Currency translation adjustment.................                                                  (3)
Cash dividends -- $.60 per share................                                     (19)
Reacquired shares for incentive programs........        (571)    --       --
                                                  ----------     --       --       ------        ---
BALANCE AT NOVEMBER 30, 1992....................  31,729,205      3        1         205           4
Net income......................................                                      43
Currency translation adjustment.................                                                  (2)
Cash dividends -- $.60 per share................                                     (19)
Shares issued under incentive programs..........         811     --       --
Reacquired shares for incentive programs........        (158)    --       --
                                                  ----------     --       --       ------        ---
BALANCE AT NOVEMBER 30, 1993....................  31,729,858      3        1         229           2
Net loss........................................                                    (226)
Currency translation adjustment.................                                                  (1)
Cash dividends -- $.60 per share................                                     (19)
Shares issued to employee saving plans..........     336,461     --        4
Shares issued under incentive programs..........       8,881     --       --
Reacquired shares for incentive programs........         (18)    --       --
                                                  ----------     --       --       ------        ---
BALANCE AT NOVEMBER 30, 1994....................  32,075,182     $3       $5       $ (16)        $ 1
                                                  ==========    ===      ===       ======        ===

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

     REVENUE RECOGNITION -- Generally, sales are recorded when products are shipped or services are rendered. Sales and income under most government fixed-price and fixed-price-incentive production type contracts are recorded as deliveries are made. For contracts where relatively few deliverable units are produced over a period of more than two years, revenue and income are recognized at the completion of measurable tasks rather than upon delivery of the individual units. Sales under cost reimbursement contracts are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. Certain government contracts contain cost or performance incentive provisions which provide for increased or decreased fees or profits based upon actual performance against established targets or other criteria. Penalties and cost incentives are considered in estimated sales and profit rates. Performance incentives are recorded when measurable or when awards are made and provisions for estimated losses on contracts are recorded when such losses become evident.

     ENVIRONMENTAL COSTS -- The Company expenses, on a current basis, recurring costs associated with managing hazardous substances and pollution in ongoing operations. The Company also accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and its proportionate share of the amount can be reasonably estimated. The Company recognizes amounts recoverable from insurance carriers, the U.S. government or other third parties, when the collection of such amounts becomes probable. Pursuant to U.S. government agreements or regulations, the Company will recover a substantial portion of its environmental costs through the establishment of prices of the Company's products and services sold to the U.S. government. With the exception of applicable amounts representing current assets and liabilities, recoverable amounts and accrued costs are included in other assets and other long term liabilities. Prior to 1994, the Company recorded environmental liabilities net of the probable future recoveries from third parties. Accordingly, the 1993 amounts have been reclassified on the Company's Consolidated Balance Sheet to conform to the 1994 presentation.

     INVENTORIES -- Inventories are stated at the lower of cost or market. The automotive and polymer products business segments use the last-in, first-out method. The aerospace and defense business segment uses the average cost method. Foreign operations use the first-in, first-out method.

     Work-in-process on fixed price contracts includes direct costs and overhead less the estimated average cost of deliveries. Appropriate general and administrative costs are allocated to government and certain other contracts.

     PROPERTY, PLANT AND EQUIPMENT -- Refurbishment costs are capitalized in the property accounts whereas ordinary maintenance and repair costs are expensed as incurred. Depreciation for financial reporting is computed principally by accelerated methods for the aerospace and defense business segment and by the straight-line method for the remainder of the Company.

     GOODWILL AND OTHER INTANGIBLE ASSETS -- The excess of purchase price over the value of net assets acquired is included in other assets and is amortized on a straight-line basis over a 40-year period or less.

     INCOME TAXES -- Deferred income taxes are provided for temporary differences between financial statement and taxable income.

     HEDGING INSTRUMENTS -- The Company periodically enters into interest rate swap agreements to manage interest rate exposure. The differential to be paid is accrued as interest rates change and is recognized over the life of the agreements. The notional amounts of swap agreements are matched with a related underlying liability and as such are not subject to lower of cost or market value accounting.

     STATEMENT OF CASH FLOWS -- For the purposes of the statement of cash flows, all highly liquid debt instruments purchased with a maturity of three months or less are considered to be cash equivalents.

     EARNINGS PER SHARE -- Primary earnings per share of common stock is calculated by dividing net income by the weighted average number of common shares outstanding adjusted for the inclusion of stock options. For fully diluted earnings per share, net income and shares outstanding have also been adjusted as if the Company's $115,000,000 8% Convertible Subordinated Debentures due August 1, 2002 had been converted. (See Note L for further information regarding the debentures.)

     RECLASSIFICATIONS -- Certain reclassifications have been made to conform prior year's data to the current presentation.

NOTE B -- UNUSUAL ITEMS

     In the fourth quarter of 1994, the Company recognized net unusual charges of $83 million ($50 million or $1.56 per share after tax). These charges included provisions for environmental remediation costs at Aerojet's Sacramento, California facility of $68 million, environmental costs associated with other sites of $15 million, warranty costs related to discontinued products of $6 million, estimated costs for pending litigation of $5 million, write-downs of $8 million of fixed assets and investments to net realizable value and restructuring charges of $12 million. These provisions are net of $31 million of cash collected during the fourth quarter of 1994 from insurers for recoveries of environmental costs incurred by the automotive and polymer products segments and a settlement of claims against an investment banking firm arising out of such firm's participation in a 1987 unsolicited tender offer for GenCorp's stock.

NOTE C -- ACCOUNTING CHANGES

     Effective December 1, 1993, the Company adopted the provisions of Statements of Financial Accounting Standards SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106), SFAS No. 109 "Accounting for Income Taxes" (SFAS 109) and SFAS No. 112 "Employers' Accounting for Postemployment Benefits" (SFAS 112).

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

     SFAS 109 requires the use of the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of SFAS 109, income tax expense was determined using the deferred tax method required by Accounting Principles Board Opinion No. 11 -- "Accounting For Income Taxes" (APB 11).

     SFAS 112 requires the use of the accrual method of accounting for benefits payable to employees that leave the Company other than by reason of retirement. Implementation of this standard had an immaterial impact as most of these benefits were accounted for in accordance with SFAS 112 prior to December 1, 1993.

     The table below shows the components of the cumulative effect of the above accounting changes:

                                                                    AMOUNT     PER SHARE
                                                                    ------     ---------
                                                                        (DOLLARS IN
                                                                         MILLIONS,
                                                                      EXCEPT PER-SHARE
                                                                           DATA)
    Other postretirement benefits, net of $131 in taxes...........  $(196)      $ (6.16)
    Income taxes..................................................    (17)         (.53)
                                                                    ------      -------
              Total...............................................  $(213)      $ (6.69)
                                                                    ======      =======

     The incremental impact of these changes in accounting methods decreased earnings for the year ended November 30, 1994 by approximately $4 million.

NOTE D -- ACQUISITIONS AND DIVESTITURES

     The Company purchased an initial 24.5 percent equity interest in HENNIGES in July 1993. During 1994, the Company completed its acquisition of HENNIGES through two additional purchases of 24.5 percent in July 1994 and 51 percent in September 1994. The combined purchase price of the remaining 75.5 percent equity interest was approximately $22 million. The total acquisition cost for HENNIGES was approximately $40 million. HENNIGES' principal business is the manufacture and distribution of engineered molded and extruded rubber products for the major German original equipment automotive manufacturers. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16 and the investment was accounted for under the equity method until the Company acquired a majority equity interest. The financial statements of HENNIGES have been consolidated subsequent to such date. The acquisition resulted in goodwill of $18 million which is being amortized over 35 years.

     In May 1994, the Company sold its Aerojet Ordnance Division's medium caliber ammunition and air dispensed munition business to Olin Corporation for $25 million which approximated net book value.

NOTE E -- RESEARCH AND DEVELOPMENT EXPENSE

     Research and Development (R&D) expense was $42 million in 1994, $45 million in 1993 and $36 million in 1992. R&D expense includes the costs of technical activities that are useful in developing new products, services, processes or techniques, as well as those expenses that may significantly improve existing products or processes.

     Additional R&D expenditures which are funded under government contracts totaled $72 million in 1994, $112 million in 1993 and $166 million in 1992.

NOTE F -- INCOME TAXES

     Effective December 1, 1993, the Company adopted SFAS No. 109 "Accounting for Income Taxes" (SFAS 109). The recognition and measurement of deferred tax assets and liabilities differs significantly under SFAS 109 and APB 11. Under SFAS 109, the liability method is used in accounting for income taxes, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Under APB 11, income tax expense is determined using the deferred method. Deferred tax expense is based on items of income and expense that are reported in different years in the financial statements and tax returns and are measured at the tax rate in effect in the year the difference originated. As permitted under the new Statement, prior years' financial statements have not been restated. The cumulative effect of adopting this Statement as of December 1, 1993 was $17 million.

     The income tax (benefit) provision consists of the following:

                                                                     YEARS ENDED NOVEMBER
                                                                             30,
                                                                    ----------------------
                                                                    1994     1993     1992
                                                                    ----     ----     ----
                                                                    (DOLLARS IN MILLIONS)
    CURRENT TAXES
    U.S. federal..................................................  $11      $16      $15
    State and local...............................................    1        6        4
    Foreign.......................................................    6        8        6
                                                                    ----     ----     ----
                                                                     18       30       25
    DEFERRED TAXES
    U.S. federal..................................................  (21)      --       (9)
    State and local...............................................   (6)      (3)      (1)
                                                                    ----     ----     ----
                                                                    (27)      (3)     (10)
                                                                    ----     ----     ----
         Income tax (benefit) provision...........................  $(9)     $27      $15
                                                                    ====     ====     ====

     The change in deferred income taxes under APB 11 reflects the tax effects of the following items recognized as revenue or expense in different years for tax and financial statement purposes:

                                                                             YEARS ENDED
                                                                            NOVEMBER 30,
                                                                            -------------
                                                                            1993     1992
                                                                            ----     ----
                                                                             (DOLLARS IN
                                                                              MILLIONS)
    Accrued estimated costs...............................................  $  7     $ (7)
    Long-term contract method.............................................    (4)      --
    Depreciation..........................................................    --       (7)
    Pension...............................................................     4        2
    State NOLs and tax credit carryforwards...............................     1        3
    Other.................................................................   (11)      (1)
                                                                            ----     ----
         Total............................................................  $ (3)    $(10)
                                                                            ====     ====

     The difference between the statutory federal income tax rate and the effective tax rate is attributable to the following:

                                                                  YEARS ENDED NOVEMBER 30,
                                                                 --------------------------
                                                                  1994      1993      1992
                                                                 ------     -----     -----
    Statutory income tax rate..................................   (35.0)%    34.9%     34.0%
    State and local income taxes, net of federal income tax
      benefit..................................................    (5.0)      4.2      10.7
    Change in tax rate on deferred tax reversals...............      --        .4        .8
    Earnings of subsidiaries taxed at other than U.S. statutory
      rate.....................................................    (8.1)      2.0       1.7
    Adjustment to estimated income tax accruals................    14.0        --        --
    Other, net.................................................    (5.9)     (3.0)     (6.1)
                                                                 ------     -----     -----
         Effective income tax rate.............................   (40.0)%    38.5%     41.1%
                                                                 ======     =====     =====

     The table below is a summary of the significant components of the Company's deferred tax assets and liabilities as of November 30, 1994:

                                                                      ASSETS     LIABILITIES
                                                                      ------     -----------
                                                                      (DOLLARS IN MILLIONS)
    Accrued estimated costs.........................................   $107         $  --
    Long-term contract method.......................................     --            11
    Depreciation....................................................     --            52
    Pension.........................................................     --            38
    State NOLs and tax credit carryforwards.........................     18            --
    Other postretirement/employment benefits........................    169            --
                                                                      ------       -------
         Total......................................................   $294         $ 101
                                                                      ======       =======

     The balance sheet reflects deferred income taxes of $35 million and $37 million in prepaid expenses at November 30, 1994 and 1993, respectively. Included in other long-term assets for 1994 and 1993 are deferred income taxes of $158 million and $13 million, respectively. The majority of state net operating losses (NOLs) and tax credit carryforwards have an indefinite carryforward period with the remaining portion expiring in years through 2007. Pretax income of foreign subsidiaries was $24 million in 1994, $18 million in 1993 and $25 million in 1992. Cash paid during the year for income taxes was $23 million in 1994, $79 million in 1993 and $25 million in 1992.

NOTE G -- ACCOUNTS RECEIVABLE

     In June 1994, the Company extended its receivable financing program through December 1994. Under the agreement, new receivables were sold as collections reduced previously sold receivables. Accounts receivable as shown in the Company's Consolidated Balance Sheet are net of $60 million for 1994 and 1993 representing the interests in receivables sold under this agreement. When this program expired on December 31, 1994, the Company used its existing borrowing capacity to repurchase outstanding receivables previously sold under this agreement. The Company does not currently intend to enter into a new receivable financing program.

     Unbilled receivables of $10 million and $9 million at November 30, 1994 and 1993, respectively, relating to long-term government contracts are included in accounts receivable from the U.S. government. Such amounts are billed either upon delivery of completed units or settlement of contracts. The unbilled receivables amount at November 30, 1994 includes $4 million expected to be collected in fiscal year 1995, and $6 million expected to be collected in subsequent years.

     At year end, the amount of commercial and U.S. government receivables was $111 million and $79 million for 1994 and $95 million and $78 million for 1993, respectively. Included in the 1994 and 1993 U.S. government receivable is $7 million for environmental remediation (see Note Q).

NOTE H -- INVENTORIES

     Components of inventories are as follows:

                                                                          AT NOVEMBER 30,
                                                                          ---------------
                                                                          1994      1993
                                                                          -----     -----
                                                                            (DOLLARS IN
                                                                             MILLIONS)
    Raw materials and supplies..........................................  $  51     $  44
    Work-in-process.....................................................     14        15
    Finished products...................................................     67        57
                                                                          -----     -----
    Approximate replacement cost of inventories.........................    132       116
    Reserves, primarily LIFO............................................    (42)      (35)
    Long-term contracts at average cost.................................    206       262
    Progress payments...................................................   (138)     (144)
                                                                          -----     -----
         Total inventories..............................................  $ 158     $ 199
                                                                          =====     =====

     Aerojet's inventories applicable to government and other contracts include general and administrative costs. The total of such costs incurred in 1994 and 1993 was $108 million and $127 million, respectively, and the amounts in inventory at the end of those years are estimated at $36 million and $27 million, respectively. These estimates are based on costs being removed from inventories on a basis proportional to the amounts of each cost element projected through completion of the contract.

     Inventories using the LIFO method represented 74 percent of consolidated inventories at replacement cost at November 30, 1994 and 1993.

     At November 30, 1994, Aerojet's contract accounting positions reflect the expected recovery of approximately $48 million in pending claims on numerous contracts with the U.S. government. These claims are in varying stages of negotiation, and relate principally to contracts terminated or cancelled at the customer's convenience, or requests for price adjustments related to customer caused issues. Management believes that the resolution of these claims, in the aggregate, will not have a material effect on the consolidated financial condition of the Company.

NOTE I -- EMPLOYEE BENEFIT PLANS

  Pension Plans

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

     The components of net pension costs (income) are as follows:

                                                                 YEARS ENDED NOVEMBER 30,
                                                                 -------------------------
                                                                 1994      1993      1992
                                                                 -----     -----     -----
                                                                   (DOLLARS IN MILLIONS)
    Service cost -- benefits earned during the period..........  $  21     $  20     $  22
    Interest cost on projected benefit obligation..............    118       111       106
    Actual return on assets....................................     13      (231)     (170)
    Net amortization and deferral..............................   (161)       93        38
                                                                 -----     -----     -----
              Net pension costs (income).......................  $  (9)    $  (7)    $  (4)
                                                                 =====     =====     =====

     The assumptions used in calculating the present value of the accrued defined benefit pension plan benefits and pension cost at November 30, 1994, 1993 and 1992 and for the years then ended were determined in consultation with the Company's actuary. Excluding a variable annuity program with an interest assumption of 8 percent and assets at November 30, 1994 of $682 million, the weighted average expected rate of return on plan assets for all plans was 9 percent for all years presented. The assumed weighted average discount rate was 8 percent and the assumed weighted average rate of increase in salaried compensation levels was 5 percent in all years presented. Benefits under the hourly plans are not based on wages. Therefore, no benefit escalation assumption beyond negotiated increases is provided. During 1993, the Company modified its turnover assumption to reflect past and anticipated future experience. This change decreased 1993 pension cost by $5 million. There was no material impact on the projected benefit obligation. The majority of the Company's plan assets are invested in short-term investments, listed stocks and bonds.

     The following table presents the funded status of the plans:

                                                                          AT NOVEMBER 30,
                                                                         -----------------
                                                                          1994       1993
                                                                         ------     ------
                                                                            (DOLLARS IN
                                                                             MILLIONS)
    Plan assets at fair value..........................................  $1,647     $1,757
                                                                         ------     ------
    Actuarial present value of plan benefits:
      Vested...........................................................  $1,405     $1,398
      Non-vested.......................................................      51         73
                                                                         ------     ------
    Accumulated benefit obligation.....................................   1,456      1,471
    Effect of projected salary increases...............................      50         49
                                                                         ------     ------
    Projected benefit obligation.......................................  $1,506     $1,520
                                                                         ------     ------
    Overfunded plans...................................................  $  141     $  237
    Unamortized balances:
      Transition assets................................................     (35)       (39)
      Plan amendments..................................................      31         26
      Experience gains.................................................     (28)      (126)
      Minimum funding liability........................................      (7)        --
                                                                         ------     ------
              Prepaid pension cost (included in investments and other
                assets)................................................  $  102     $   98
                                                                         ======     ======

     The Company also sponsors a number of defined contribution pension plans. Participation in these plans is available to substantially all salaried employees and to certain groups of hourly employees. Company contributions to these plans are based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of each plan. The cost of these plans was $12 million in 1994, $14 million in 1993 and $15 million in 1992. Beginning in August 1994, the Company funded the contribution to the salaried plan with GenCorp common stock.

  Health Care Plans

     In addition to providing pension benefits, the Company currently provides certain health care and life insurance benefits to most retired employees in the United States with varied coverage by employee groups. The health care plans generally provide for cost sharing in the form of employee contributions, deductibles and coinsurance between the Company and its retirees. Retirees in certain other countries are provided similar benefits by plans sponsored by their governments.

     Effective December 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106). This Statement requires accrual of the expected cost of providing postretirement benefits during employees' active service lives. The Company's previous practice was to record the cost of these benefits as claims were paid except for liabilities established for certain previously discontinued businesses. The Company elected to recognize immediately the transition obligation, measured as of December 1, 1993, as the cumulative effect of an accounting change. This resulted in a one-time charge of $196 million (after a reduction for income taxes of $131 million), which does not include amounts accrued in prior years for previously divested businesses.

     The table below sets forth the components of the net periodic postretirement benefit cost and the accumulated postretirement benefit obligation for postretirement benefits other than pensions:

     NET PERIODIC POSTRETIREMENT BENEFIT COST

                                                                         YEAR ENDED
                                                                     NOVEMBER 30, 1994
                                                                    --------------------
                                                                        (DOLLARS IN
                                                                         MILLIONS)
    Service cost................................................            $  5
    Interest cost...............................................              31
                                                                          ------
      Total cost................................................            $ 36
                                                                          ======

     ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION

                                                                    AT NOVEMBER 30, 1994
                                                                    --------------------
                                                                        (DOLLARS IN
                                                                         MILLIONS)
    Retirees....................................................            $294
    Fully eligible active plan participants.....................              52
    Other active plan participants..............................              60
                                                                          ------
      Total benefit obligation..................................            $406
                                                                          ======

     The accumulated postretirement benefit obligation includes the impact of the cost-sharing program announced to employees and retirees on October 4, 1993. The program established limits on the average amount the Company pays annually to provide future retiree medical coverage. The Company believes that it has the legal right to implement this cost-sharing program and has recently prevailed in a lawsuit before the U.S. District Court challenging the Company's right to modify retiree medical benefits as changed in 1991. This ruling is under appeal to the U.S. Court of Appeals for the Sixth Circuit. While the Company expects to prevail on appeal, an adverse ruling could affect the future cost of providing retiree health benefits.

     The accumulated postretirement benefit obligation and related benefit cost are determined by the application of relevant actuarial assumptions. The Company utilized an 8 percent discount rate and anticipates its health care cost trend rate will decline from 12 percent in 1994 to 6 percent in 2003, after which the trend rate is expected to stabilize. The effect of a one percentage point increase in the assumed health care cost trend rate for each future year would increase the accumulated postretirement benefit obligation at November 30, 1994 by $10 million and increase the aggregate of the service and interest cost components of net periodic postretirement health care benefit cost by $1 million.

     The cost of retiree health care and life insurance benefits in 1993 and 1992 amounted to $30 million and $29 million, respectively.

NOTE J -- INVESTMENTS AND OTHER ASSETS

     The components of investments and other assets are as follows:

                                                                         AT NOVEMBER 30,
                                                                        -----------------
                                                                        1994         1993
                                                                        ----         ----
                                                                           (DOLLARS IN
                                                                            MILLIONS)
    Recoverable from U.S. government and third parties for
      environmental remediation.......................................  $125         $ 42
    Deferred taxes....................................................   158           13
    Prepaid pension...................................................   102           93
    Other.............................................................    83           85
                                                                        ----         ----
      Total investments and other assets..............................  $468         $233
                                                                        ====         ====

NOTE K -- ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

     The components of accrued expenses are as follows:

                                                                         AT NOVEMBER 30,
                                                                        -----------------
                                                                        1994         1993
                                                                        ----         ----
                                                                           (DOLLARS IN
                                                                            MILLIONS)
    Payable for goods, services and rights............................  $ 98         $ 98
    Accrued compensation and employee benefits........................    85           60
    Environmental reserves............................................    27           28
    Restructuring and other reserves..................................    10            6
    Other.............................................................    17           17
                                                                        ----         ----
      Total accrued expenses..........................................  $237         $209
                                                                        ====         ====

     The components of other long-term liabilities are as follows:

                                                                         AT NOVEMBER 30,
                                                                        -----------------
                                                                        1994         1993
                                                                        ----         ----
                                                                           (DOLLARS IN
                                                                            MILLIONS)
    Environmental reserves............................................  $255         $ 97
    Other.............................................................    89           47
                                                                        ----         ----
      Total other long-term liabilities...............................  $344         $144
                                                                        ====         ====

NOTE L -- LONG-TERM DEBT AND CREDIT LINES

     Long-term debt and credit lines consist of the following:

                                                                         AT NOVEMBER 30,
                                                                        -----------------
                                                                        1994         1993
                                                                        ----         ----
                                                                           (DOLLARS IN
                                                                            MILLIONS)
    Revolving loans...................................................  $240         $300
    8% Unsecured convertible subordinated
      debentures maturing 2002........................................   115          115
    Other.............................................................    25            3
                                                                        ----         ----
    Total debt........................................................   380          418
    Less amounts due within one year..................................    (2)          (2)
                                                                        ----         ----
      Total long-term debt and credit lines...........................  $378         $416
                                                                        ====         ====

     In April 1992, the Company converted all previously outstanding revolving loans into a three-year $450 million unsecured revolving credit facility (Facility). In April 1994, banks with commitments totaling $440 million extended the maturity date of the Facility for one year to April 1996. It is extendable for up to one additional year at the option of the Company and with the approval of the participating banks. The amount of the Facility was reduced by $5 million as a result of the assumption of the long-term debt of HENNIGES. As of November 30, 1994, unused revolving lines of credit totaled $205 million. The Company pays commitment fees of 3/8 of one percent on the unused balance. Interest rates are variable, primarily based on LIBOR, and are currently at an average rate of
6.4 percent.

     The Facility contains various debt restrictions and provisions relating to net worth and interest coverage ratios. The Company is required to maintain consolidated net worth of not less than $243 million, excluding the impact of the new accounting standards and the unusual items taken in the fourth quarter pursuant to an amendment to the Facility. Excluding the impact of these items, the Company had net worth of $257 million at November 30, 1994 and was in compliance with the amended agreement. This agreement requires the Company to use any net proceeds from the sale of all or part of Aerojet to reduce the outstanding debt. Further, the Facility will be reduced permanently by the amount of the net cash proceeds.

     The Company has interest rate swap agreements covering a notional amount of $75 million, which expire in 1995. The semi-annual settlement rates for these agreements are calculated as a spread between a fixed annual rate of 9.54 percent and the six-month floating LIBOR rate.

     The $115 million 8% Convertible Subordinated Debentures due August 1, 2002 (Debentures) are redeemable at the option of the Company, in whole or in part, at any time on or after August 10, 1996. The Debentures are convertible at any time prior to maturity, unless previously redeemed, into shares of common stock at a conversion price of $16.065 per share (equivalent to a conversion rate of approximately 62.247 shares of Common Stock per $1,000 principal amount of Debentures) subject to adjustment in certain circumstances. The market value of the Debentures was $105 million at November 30, 1994.

     At November 30, 1994, the Company had unsecured, uncommitted lines of credit with several banks for short-term borrowings aggregating $36 million, of which $9 million was outstanding. Borrowings under such lines generally bear interest at money market rates and are payable on demand. The Company also had outstanding letters of credit totaling $29 million at November 30, 1994.

     The maturities of other debt are $5 million annually through 1999.

     Cash paid during the year for interest was $31 million in 1994, $28 million in 1993 and $33 million in 1992.

NOTE M -- DISCONTINUED OPERATIONS

     The balance sheet includes various current and long-term reserves relating to operations discontinued in prior years. Those reserves include estimates for postretirement benefits (General Tire), environmental matters (Lawrence, MA and Muskegon, MI ) and other accrued liabilities (RKO General).

     Discontinued operations reserves consist of the following:

                                                                             AT NOVEMBER
                                                                                 30,
                                                                            -------------
                                                                            1994     1993
                                                                            ----     ----
                                                                             (DOLLARS IN
                                                                              MILLIONS)
    Accrued expenses......................................................  $ 24     $ 30
    Postretirement benefits other than pension............................    60       62
    Other long-term liabilities...........................................    50       45
                                                                            ----     ----
         Total discontinued operations reserves...........................  $134     $137
                                                                            ====     ====

NOTE N -- PREFERRED SHARE PURCHASE RIGHTS

     In 1987, the Directors declared a dividend of one Preferred Share Purchase Right (Right) on each outstanding share of common stock, payable to shareholders of record on February 27, 1987. Rights outstanding at November 30, 1994 and 1993 were 32,075,182 and 31,729,858, respectively. The Shareholder Rights Plan, as amended effective December 1987, provides that under certain circumstances each Right will entitle shareholders to buy one one-hundredth of a share of a new Series A Cumulative Preference Stock at an exercise price of $100. The Rights will be exercisable only if a person or group acquires 20 percent or more of GenCorp's common stock or announces a tender or exchange offer that will result in such person or group acquiring 30 percent or more of the common stock. GenCorp will be entitled to redeem the Rights at two cents per Right at any time until ten days after a 20 percent position has been acquired (unless the Board elects to extend such time period, which in no event may exceed thirty days). If the Company is involved in certain transactions after the Rights become exercisable, a holder of Rights (other than Rights beneficially owned by a shareholder who has acquired 20 percent or more of GenCorp's common stock, which Rights become void) is entitled to buy a number of the acquiring company's common shares, or GenCorp's common stock, as the case may be, having a market value of twice the exercise price of each Right. A potential dilutive effect may exist upon the exercise of the Rights. The Rights will expire February 18, 1997. Until a Right is exercised, the holder will have no rights as a stockholder of the Company including, without limitation, the right to vote as a stockholder or to receive dividends.

     At November 30, 1994, 575,000 shares of $1 par value Series A Cumulative Preference Stock were reserved for issuance upon exercise of Preferred Share Purchase Rights.

NOTE O -- STOCK-BASED COMPENSATION PLANS

     The GenCorp Inc. 1993 Stock Option Plan provides for an aggregate of 2,500,000 shares of the Company's common stock to be purchased pursuant to stock options or to be subject to stock appreciation rights (SARs) which may be granted to selected officers and key employees at prices equal to the market value of a share of common stock on the date of grant. The options are exercisable in 25 percent increments at six months, one year, two years and three years from date of grant. No stock appreciation rights have been granted. None of the options were exercisable prior to March 10, 1994.

     Information regarding this option plan is as follows:

                                                                    NUMBER OF OPTION SHARES
                                                                    -----------------------
                                                                      1994          1993
                                                                    ---------     ---------
    Outstanding, beginning of fiscal year.........................    496,075            --
    Granted at $16.00 to $16.625 per share........................         --       501,575
    Granted at $12.625 to $13.75 per share........................  1,169,650            --
    Forfeited shares..............................................    (86,575)       (5,500)
                                                                    ---------     ---------
    Outstanding, November 30......................................  1,579,150       496,075
                                                                    ---------     ---------
    Exercisable, November 30......................................    220,135            --
                                                                    ---------     ---------
    Available for grant, November 30..............................    920,850     2,003,925
                                                                    ---------     ---------

     The Stock Incentive Compensation Plan (SIC Plan) adopted in 1983 is based on a formula which values incentive awards payable in cash or stock based upon changes in the market value of the Company's common stock. The SIC Plan is compensatory, and compensation expense was $2 million in 1994, $5 million in 1993 and $3 million in 1992. The liability for accrued stock incentive compensation was $15 million at both November 30, 1994 and 1993. Pursuant to the SIC Plan, no awards may be granted after March 1, 1993 and the Company granted no incentive unit shares during 1994 or 1993 and 443,000 incentive unit shares during 1992.

NOTE P -- LEASE COMMITMENTS

     The Company and its subsidiaries lease certain manufacturing plant facilities, machinery and equipment and office buildings under long-term, noncancelable leases. The leases generally provide for renewal options ranging from five to ten years and require the Company to pay for utilities, insurance, taxes and maintenance. Rent expense was $10 million in 1994, $14 million in 1993 and $15 million in 1992. Future minimum commitments at November 30, 1994 for existing operating leases were $27 million with annual amounts declining from $9 million in 1995 to $3 million in 1998. The Company's current obligation for leases after 1998 is $3 million.

NOTE Q -- CONTINGENCIES

  ENVIRONMENTAL MATTERS

     Sacramento, California -- In June 1989, the United States District Court for the Eastern District of California approved entry of a Partial Consent Decree (Decree) which partially settled environmental litigation initiated against Aerojet and its inactive subsidiary, Cordova Chemical Company, by the State of California and the United States Environmental Protection Agency (EPA) as a result of the release of chemicals at Aerojet's Sacramento, California facility prior to 1980.

     The Decree requires Aerojet to conduct a Remedial Investigation/Feasibility Study (RI/FS) of the Sacramento site and prepare an RI/FS report on specific environmental conditions present at the site and alternatives available to remedy such conditions. The Decree does not require Aerojet to perform final remedial measures at the site. Additionally, Aerojet is required to pay for certain costs associated with ongoing government oversight of Aerojet's compliance with the Decree.

     In September 1993, Aerojet reached a settlement with the United States government on its claim to recover a portion of environmental remediation costs incurred after June 1989. Aerojet recovered approximately $18 million under this settlement for costs incurred from July 1989 through November 1992. The settlement also provides that 65 percent of covered costs incurred after November 1992, net of insurance recoveries, will be added to the pricing of government contracts. As a part of the settlement, Aerojet agreed to release its claim under the "Superfund" law against the United States in federal district court for recovery of costs covered by the settlement.

     Aerojet has substantially completed its site characterization efforts under the Decree to determine the nature and extent of contamination at the Sacramento facility and has identified the remediation technologies that will likely be deployed to remedy such contamination. During the fourth quarter of 1994, Aerojet completed its estimate of remediation costs at its Sacramento facility and based on currently available facts, existing technology and presently enacted laws and regulations, recorded a net $68 million charge. These remediation costs are principally for design, construction and enhancement of groundwater and soil treatment facilities, ongoing project management and regulatory oversight, and are expected to be incurred over a period of approximately 20 years. This estimate will be subject to changes as work progresses and additional experience is gained.

     At November 30, 1994, Aerojet had a reserve of $210 million for costs to complete the RI/FS and remediate the site and has recognized $123 million for probable future recoveries under existing settlement agreements with the United States government.

     Legal proceedings to obtain reimbursements of environmental costs from insurers are continuing; however, Aerojet presently cannot estimate the recovery that may be obtained under any policy.

     Lawrence, Massachusetts -- The Company has completed a study of remediation alternatives for its closed Lawrence, Massachusetts facility, which was contaminated with PCBs, and has begun site remediation and off-site disposal of debris. The Company has a reserve of $33 million for the decontamination and the long-term operating and maintenance costs of this site. The reserve represents the Company's best estimate for the remaining remediation cost. The study indicated that the future remediation cost could range as high as $56 million depending on the results of future testing and the ultimate remediation alternatives undertaken at the site. The time frame for remediation is currently estimated to range from 5 to 9 years.

     Muskegon, Michigan -- Aerojet and its two inactive Cordova Chemical subsidiaries (Cordova) have been involved in litigation regarding a former Cordova facility in Muskegon, Michigan where the EPA has conducted an RI/FS under the superfund law. The United States District Court for the Western District of Michigan previously ruled that Aerojet and Cordova were liable under the superfund law with a former owner/operator of the facility for remediation at the site. Separately, the State of Michigan Court of Claims previously ruled that the State of Michigan is obligated to indemnify Cordova for remediation costs which it incurs at the site. These rulings have been appealed to the Sixth Circuit United States Court of Appeals and the Michigan Court of Appeals, respectively. Aerojet and Cordova expect to prevail on these appeals. On a related matter, in May 1993 the EPA terminated, without resolution, two orders issued in 1990 and 1991 to Cordova and other parties to perform site and groundwater remediation.

     The EPA has hired an independent contractor to construct a groundwater treatment facility at the site. Construction is expected to be completed in July 1995. Final remediation costs for groundwater and soils cannot presently be determined, but could range from $50 million to $100 million, depending on the remediation methods ultimately required. Furthermore, the Company believes that most of the remediation costs will be paid by the former owner/operator and that its $14 million reserve will be adequate to cover the Company's costs and expenses associated with this matter. Included in investments and other assets is $9 million to be recovered from insurance companies.

     Toledo, Ohio -- In 1992, the Company signed a Consent Decree with the State of Ohio relative to the remediation of PCBs at its formerly owned Toledo, Ohio facility. A remediation plan for the removal of the PCBs under the Consent Decree was approved by the State in May 1994. Remediation is expected to be completed in 1995. The Company believes that its established reserves of $4 million will be adequate to cover all future costs and expenses associated with this matter.

     San Gabriel Valley Basin, California -- Aerojet, through its Azusa facility, is one of a large number of potentially responsible parties (PRPs) in the portion of the San Gabriel Valley Superfund Site known as the

Baldwin Park Operable Unit (BPOU). Regulatory action is proceeding on two tracks: specific site investigation and cleanup supervised by the California Regional Water Quality Control Board under delegation from the EPA, and regional groundwater remediation, under the direct control of the EPA.

     Aerojet is conducting an investigation of its current and historical properties in Azusa pursuant to a work plan negotiated with the Regional Board and EPA. The EPA issued a Record of Decision (ROD) on March 31, 1994 for a groundwater remediation plan for the BPOU, estimated to cost $47 million in non-recurring costs and $4 to $5 million in annual operating expense. Aerojet and other PRPs are participating in an effort by the San Gabriel Valley Water Quality Authority to develop an alternative "consensus" plan in which certain water supply entities would integrate the EPA remedial requirements into a water supply project. If implemented, the consensus plan could serve to reduce the cost of the EPA remedial project to the PRPs. Negotiations concerning allocation of potential remediation costs among PRPs and other parties are expected to continue in 1995.

     Aerojet's San Gabriel Valley cost exposure cannot be estimated at this time. However, management believes, on the basis of presently available information, that resolution of this matter will not materially affect the consolidated financial condition of the Company. Among the factors considered by management are: the number of other viable PRPs in the BPOU; the potential for cost sharing with water supply interests; data indicating that the principal groundwater contamination is upgradient of Aerojet's property; and the fact that, to date, Aerojet's San Gabriel Valley costs are being recovered from the government in the pricing of Aerojet's contracts. Additionally, Aerojet has filed suit against its insurers for recovery of such costs.

     Other Sites -- The Company is also currently involved, together with other companies, in 21 other Superfund sites on the National Priority List under the federal Comprehensive Environmental Response, Compensation, and Liability Act (Superfund) and 16 other non-Superfund sites. In many instances, the Company's liability and its proportionate share of costs has not been determined largely due to uncertainties as to the nature and extent of site conditions, the Company's involvement and potential recoveries from insurance and other sources. While government agencies frequently claim potentially responsible parties are jointly and severally liable at such sites, in the Company's experience, interim and final allocations of liability costs are generally made based on relative contributions of waste.

     Such other Superfund sites include Stringfellow (California); Organic Chemical (Michigan); Summit National (Ohio); Hardage/Criner (Oklahoma); Industrial Excess (Ohio); and Solvent Recovery Service of New England (Connecticut). Other non-Superfund sites include Westbury (New York); Four County Landfill (Indiana); and Delta Chemical (Pennsylvania). The Company's final allocated share of investigation and remediation costs at a number of these sites has not yet been determined. Based on the Company's previous experience, its allocated share has frequently been minimal, in many instances less than 1 percent. The Company has reserves of approximately $21 million as of November 30, 1994 which it believes are sufficient to cover its best estimate of its share of the environmental remediation costs at these other sites.

  ENVIRONMENTAL SUMMARY

     In regard to the sites discussed above, management believes, on the basis of presently available information, that resolution of these matters will not materially affect the consolidated financial condition of the Company. The effect of resolution of these matters on results of operations cannot be predicted due to the uncertainty concerning both the amount and timing of future expenditures and future results of operations.

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

NOTE R -- BUSINESS SEGMENT INFORMATION

     The automotive business segment designs and produces original equipment components and systems for the domestic, transplant and foreign automotive industries in Vehicle Sealing, Vibration Control and Reinforced Plastics. Specifically, these products include extruded rubber for vehicle body and window sealing, molded rubber for vibration control components and reinforced plastic body panels for passenger cars and trucks.

     The polymer products business segment manufactures specialty polymers and engineered plastics for consumers and industry. The segment is a leading producer of polymer-based products and operates five businesses: Designed Plastics, Plastic Films, Wallcovering, Penn Racquet Sports and Specialty Polymers. The principal markets include the paper industry, residential and commercial construction and the sporting goods industry, as well as varied consumer and industrial markets that demand a broad range of thermoplastic products.

     The aerospace and defense business segment designs, develops and manufactures propulsion systems and electronic sensors for the Department of Defense and National Aeronautics and Space Administration. Its businesses are Propulsion and Electronic Systems.

     GenCorp sales in 1994, 1993 and 1992 to the United States government and its agencies (principally the Department of Defense) totaled $578 million, $847 million and $984 million, respectively, and were generated almost entirely by the aerospace and defense business segment. Sales to General Motors, primarily by the automotive business segment, of $281 million in 1994, $250 million in 1993 and $218 million in 1992 were at least 10 percent of the Company's net sales. Intersegment sales were not material.

     Segment operating profit represents net sales less applicable costs, expenses and provision for restructuring and unusual items relating to operations. Segment operating profit excludes corporate income and expenses, provisions for unusual items, interest expense and income taxes.

     In the fourth quarter of 1994, the Company recognized net unusual charges of $83 million, of which $80 million related to the Company's three business segments as follows:

        (DOLLARS IN MILLIONS)      AEROSPACE AND DEFENSE     AUTOMOTIVE     POLYMER PRODUCTS
    -----------------------------  ---------------------     ----------     ----------------
    Environmental................           $68                  $2                $6
    Warranty costs...............            --                  --                 5
    Asset write-downs............            --                  --                 3
    Restructuring charges........            --                   7                --
    Recoveries from insurers.....            --                  (5)               (6)
                                             --                  --                --
         Total unusual items.....           $68                  $4                $8
                                           ====                ====              ====

     The 1992 unusual item of $22 million, approximately $14 million after tax, or $.45 per share, related to costs associated with restructuring the Reinforced Plastics Division within the automotive segment.

     Identifiable assets are those assets that are used by the business segments and exclude corporate assets consisting principally of cash and marketable securities, certain investments and headquarters' fixed assets. Prior to 1993, the Company recorded environmental liabilities net of probable future recoveries from third parties.

  GEOGRAPHIC SEGMENTS

     GenCorp's operations are located primarily in Canada, Europe and the United States. Inter-area sales are not significant to the total revenue of any geographic area. Unusual items included in operating profit were $80 million in 1994 and $22 million in 1992 for United States operations.

                                                                 YEARS ENDED NOVEMBER 30,
                                                               ----------------------------
                                                                1994       1993       1992
                                                               ------     ------     ------
                                                                  (DOLLARS IN MILLIONS)
    NET SALES
    Canada...................................................  $   81     $   72     $   61
    Europe...................................................      33         15         19
    United States............................................   1,523      1,729      1,787
    United States export sales...............................     103         89         70
                                                               ------     ------     ------
                                                               $1,740     $1,905     $1,937
                                                               ======     ======     ======
    SEGMENT OPERATING PROFIT
    Canada...................................................  $   14     $   12     $   11
    Europe...................................................       2          2          2
    United States............................................      92        107        112
    Unusual items............................................     (80)        --        (22)
                                                               ------     ------     ------
                                                               $   28     $  121     $  103
                                                               ======     ======     ======
    IDENTIFIABLE ASSETS
    Canada...................................................  $   32     $   32     $   24
    Europe...................................................     119         11         14
    United States............................................   1,150      1,047        935
                                                               ------     ------     ------
                                                                1,301      1,090        973
                                                               ------     ------     ------
    Corporate assets.........................................     154        123        158
                                                               ------     ------     ------
              Total assets...................................  $1,455     $1,213     $1,131
                                                               ======     ======     ======

                                  GENCORP INC.

                          BUSINESS SEGMENT INFORMATION

                                                                     YEARS ENDED NOVEMBER 30,
                                                                   ----------------------------
                                                                    1994       1993       1992
                                                                   ------     ------     ------
                                                                      (DOLLARS IN MILLIONS)
NET SALES
Aerospace and defense............................................  $  594     $  872     $1,019
Automotive.......................................................     577        514        436
Polymer products.................................................     569        519        482
                                                                   ------     ------     ------
                                                                   $1,740     $1,905     $1,937
                                                                   ======     ======     ======
SEGMENT OPERATING PROFIT
Aerospace and defense............................................  $   25     $   53     $   71
Automotive.......................................................      32         21          9
Polymer products.................................................      51         47         45
Unusual items....................................................     (80)        --        (22)
                                                                   ------     ------     ------
     Segment Operating Profit....................................      28        121        103
Interest expense.................................................     (32)       (26)       (37)
Corporate other (income) expense, net............................       4         --         (3)
Corporate expenses...............................................     (19)       (25)       (26)
Unusual items....................................................      (3)        --         --
                                                                   ------     ------     ------
     Income (Loss) Before Income Taxes...........................  $  (22)    $   70     $   37
                                                                   ======     ======     ======
ASSETS
Aerospace and defense............................................  $  605     $  538     $  498
Automotive.......................................................     375        270        243
Polymer products.................................................     321        282        232
                                                                   ------     ------     ------
     Identifiable Assets.........................................   1,301      1,090        973
Marketable securities, cash and other corporate assets...........     154        123        158
                                                                   ------     ------     ------
     Total Assets................................................  $1,455     $1,213     $1,131
                                                                   ======     ======     ======
CAPITAL EXPENDITURES
Aerospace and defense............................................  $   18     $   20     $   29
Automotive.......................................................      23         28         27
Polymer products.................................................      21         18         39
Corporate........................................................       1          1          1
                                                                   ------     ------     ------
                                                                   $   63     $   67     $   96
                                                                   ======     ======     ======
DEPRECIATION
Aerospace and defense............................................  $   34     $   40     $   47
Automotive.......................................................      21         19         19
Polymer products.................................................      16         13         10
Corporate........................................................       2          2          3
                                                                   ------     ------     ------
                                                                   $   73     $   74     $   79
                                                                   ======     ======     ======
EMPLOYEES
Aerospace and defense............................................   3,390      4,670      5,980
Automotive.......................................................   6,260      5,260      4,730
Polymer products.................................................   2,850      2,930      2,680
Corporate........................................................     470        440        460
                                                                   ------     ------     ------
                                                                   12,970     13,300     13,850
                                                                   ======     ======     ======

                                  GENCORP INC.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                            ----------------------------------------------------
                                                            FEBRUARY 28     MAY 31     AUGUST 31     NOVEMBER 30
                                                            -----------     ------     ---------     -----------
                                                            (DOLLARS IN MILLIONS, EXCEPT FOR PER-SHARE AMOUNTS)
1994
Net sales.................................................    $ 401.7       $ 467.7      $ 374.4        $ 495.7
                                                              -------       -------      -------        -------
Gross profit..............................................    $  46.6       $  80.1      $  64.0        $  23.6
                                                              -------       -------      -------        -------
Unusual items.............................................         --            --           --        $ (82.9)
                                                              -------       -------      -------        -------
Income (Loss) before income taxes.........................    $  (5.3)      $  23.7      $  10.6        $ (50.7)
                                                              -------       -------      -------        -------
Income (Loss) before cumulative effect of accounting
  changes.................................................    $  (3.2)      $  14.2      $   6.4        $ (30.4)
                                                              -------       -------      -------        -------
Net income (loss).........................................    $(216.0)      $  14.2      $   6.4        $ (30.4)
                                                              -------       -------      -------        -------
- - ---------------------------------------------------------------------------------------------------------------

Earnings (Loss) per share of common stock
  Primary:
    Before cumulative effect of accounting changes........    $  (.10)      $   .45      $   .20        $  (.95)
    Cumulative effect of accounting changes...............      (6.71)           --           --             --
                                                              -------       -------      -------        -------
    Earnings (Loss) per share.............................    $ (6.81)      $   .45      $   .20        $  (.95)
                                                              -------       -------      -------        -------
  Fully diluted:
    Before cumulative effect of accounting changes........    $  (.10)      $   .40      $   .20        $  (.95)
    Cumulative effect of accounting changes...............      (6.71)           --           --             --
                                                              -------       -------      -------        -------
    Earnings (Loss) per share.............................    $ (6.81)      $   .40      $   .20        $  (.95)
                                                              -------       -------      -------        -------

The sum of the quarterly E.P.S. amounts may not equal the annual amount due to changes in the number of shares outstanding during the year.

Common stock price range -- high..........................     16 3/8        15 1/2       14 1/2         14 3/8
                          -- low..........................     13 1/4        12           11 1/2         10
- - ---------------------------------------------------------------------------------------------------------------

                                                                             THREE MONTHS ENDED
                                                            ----------------------------------------------------
                                                            FEBRUARY 28     MAY 31     AUGUST 31     NOVEMBER 30
                                                            -----------     ------     ---------     -----------
                                                            (DOLLARS IN MILLIONS, EXCEPT FOR PER-SHARE AMOUNTS)
1993
Net sales.................................................    $ 401.5       $ 492.3      $ 482.1        $ 529.2
                                                              -------       -------      -------        -------
Gross profit..............................................    $  58.9       $  79.0      $  63.2        $  73.4
                                                              -------       -------      -------        -------
Income before income taxes................................    $  10.2       $  29.6      $  12.9        $  16.9
                                                              -------       -------      -------        -------
Net income................................................    $   6.1       $  17.8      $   7.7        $  11.2
                                                              -------       -------      -------        -------
- - ---------------------------------------------------------------------------------------------------------------

Earnings per share of common stock
  Primary.................................................    $   .19       $   .56      $   .25        $   .35
  Fully diluted...........................................    $   .19       $   .49      $   .24        $   .32

Common stock price range -- high..........................     13 1/8        13 3/8       17 3/8             17
                          -- low..........................     10 1/8        11 5/8       12 3/8         13 7/8
- - ---------------------------------------------------------------------------------------------------------------

CAPITAL STOCK

     The common stock is listed on the New York and Chicago Stock Exchanges. At November 30, 1994 and December 31, 1994, there were approximately 15,100 holders of record of the Company's common stock. During 1994, 1993 and 1992, the Company paid quarterly cash dividends on common stock of $.15 per share.

                                  GENCORP INC.

                       SUMMARY OF SELECTED FINANCIAL DATA

                                                               YEARS ENDED NOVEMBER 30,
                                       ------------------------------------------------------------------------
                                        1994       1993       1992       1991       1990       1989       1988
                                       ------     ------     ------     ------     ------     ------     ------
                                                (DOLLARS IN MILLIONS, EXCEPT PER-SHARE AND RATIO DATA)
NET SALES
Aerospace and defense................  $  594     $  872     $1,019     $1,142     $  878     $1,034     $1,056
Automotive...........................     577        514        436        368        436        433        358
Polymer products.....................     569        519        482        483        461        471        477
                                       ------     ------     ------     ------     ------     ------     ------
                                       $1,740     $1,905     $1,937     $1,993     $1,775     $1,938     $1,891
                                       ======     ======     ======     ======     ======     ======     ======

SEGMENT OPERATING PROFIT
Aerospace and defense................  $   25     $   53     $   71     $   75     $   65     $   92     $   93
Automotive...........................      32         21          9         (5)        23         10         28
Polymer products.....................      51         47         45         41         37         39         39
Unusual items........................     (80)         -        (22)         -         29        (52)       (12)
                                       ------     ------     ------     ------     ------     ------     ------
                                       $   28     $  121     $  103     $  111     $  154     $   89     $  148
                                       ======     ======     ======     ======     ======     ======     ======

OPERATIONS
Income (Loss) from continuing
  operations.........................  $  (13)    $   43     $   22     $   32     $   51     $    8     $   55
Income from discontinued
  operations.........................       -          -          -          -         12        202         12
Cumulative effect of accounting
  changes............................    (213)         -          -          -          -          -          3
                                       ------     ------     ------     ------     ------     ------     ------
    Net Income (Loss)................  $ (226)    $   43     $   22     $   32     $   63     $  210     $   70
                                       ======     ======     ======     ======     ======     ======     ======

EARNINGS (LOSS) PER SHARE OF COMMON
  STOCK
Income (Loss) from continuing
  operations.........................  $ (.41)    $ 1.35     $  .70     $ 1.00     $ 1.60     $  .25     $ 1.72
Income from discontinued
  operations.........................       -          -          -          -        .39       6.36        .37
Cumulative effect of accounting
  changes............................   (6.69)         -          -          -          -          -        .10
                                       ------     ------     ------     ------     ------     ------     ------
Net income (loss) (primary)..........  $(7.10)    $ 1.35     $  .70     $ 1.00     $ 1.99     $ 6.61     $ 2.19
Net income (loss) (fully diluted)....  $(7.10)    $ 1.24     $  .70     $ 1.00     $ 1.99     $ 6.61     $ 2.19
Cash dividends paid..................  $  .60     $  .60     $  .60     $  .60     $  .60     $  .60     $  .60

OPERATING RATIOS (CONTINUING
  OPERATIONS)
Return on average assets employed....     1.2%       9.3%       7.3%       9.4%      11.6%       5.9%      12.7%
Assets employed turnover.............     2.3x       2.6x       2.7x       2.9x       2.3x       2.3x       2.7x
Income (Loss) from continuing
  operations to net sales............     (.7)%      2.3%       1.1%       1.6%       2.9%        .4%       2.9%

GENERAL
Capital expenditures.................  $   63     $   67     $   96     $   93     $   79     $  111     $  122
Depreciation.........................      73         74         79         77         74         70         63
Total assets*........................   1,455      1,213      1,131      1,113      1,078      1,270      1,230
Long-term debt.......................     378        416        344        355        345        496        674

*Prior to 1993, the Company recorded environmental liabilities net of probable future recoveries from third parties.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of GenCorp Inc.:

     We have audited the accompanying consolidated balance sheets of GenCorp Inc. as of November 30, 1994 and 1993, and the related consolidated statements of income, shareholders' equity (deficit), and cash flows for each of the three years in the period ended November 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GenCorp Inc. at November 30, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 1994, in conformity with generally accepted accounting principles.

     As discussed in Note C to the consolidated financial statements, in 1994 the Company changed its method of accounting for postretirement benefits other than pensions, income taxes and postemployment benefits.

                                            ERNST & YOUNG LLP

Akron, Ohio
January 17, 1995

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to nominees who will stand for election as a director of the Company at the March 29, 1995 Annual Meeting of Shareholders is set forth on page 3 of the Company's 1995 Proxy Statement and is incorporated herein by reference. Information with respect to directors of the Company whose terms extend beyond the March 29, 1995 Annual Meeting of Shareholders is set forth on pages 3 and 4 of the Company's 1995 Proxy Statement and is incorporated herein by reference.

     Also, see Executive Officers of the Registrant on pages 7 and 8 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is set forth on pages 8 through 19 of the Company's 1995 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding the security ownership of certain beneficial owners and management is set forth on pages 5 and 6 of the Company's 1995 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain transactions and employment arrangements with management is set forth on pages 14 through 16 of the Company's 1995 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     A list of financial statements and financial statement schedules is set forth in a separate section of this report beginning on page GC-1.

(a)(3) LISTING OF EXHIBITS

     An index of exhibits begins on page -i- of this report.

(b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended November 30, 1994.

(c) EXHIBITS

     The response to this portion of Item 14 is set forth in a separate section of this report immediately following the Exhibit Index.

(d) FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules have been omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GENCORP INC.

February 14, 1995
                                          By /s/ C. R. ENNIS
                                                 C. R. Ennis, Senior Vice
                                                 President, Law and
                                                 Environmental Affairs; General
                                                 Counsel

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURE                                TITLE                       DATE
- - ----------------------------------------  ---------------------------------  -------------------

          /s/ J. B. YASINSKY              President and Chief Executive       February 14, 1995
- - ----------------------------------------  Officer; Director
              J. B. Yasinsky

          /s/ D. M. STEUERT               Senior Vice President and Chief     February 14, 1995
- - ----------------------------------------  Financial Officer
              D. M. Steuert

          /s/ F. J. LUCKSINGER            Vice President and Controller       February 14, 1995
- - ----------------------------------------
              F. J. Lucksinger

*                                         Chairman of the Board              February 14, 1995
- - ----------------------------------------
A. W. Reynolds

*                                         Director                           February 14, 1995
- - ----------------------------------------
R. K. Jaedicke

*                                         Director                           February 14, 1995
- - ----------------------------------------
P. X. Kelley

*                                         Director                            February 14, 1995
- - ----------------------------------------
R. D. Kunisch

*                                         Director                            February 14, 1995
- - ----------------------------------------
J. Lafontant-Mankarious

*                                         Director                            February 14, 1995
- - ----------------------------------------
J. M. Osterhoff

*                                         Director                            February 14, 1995
- - ----------------------------------------
P. J. Phoenix

*                                         Director                            February 14, 1995
- - ----------------------------------------
R. B. Pipes

*                                         Director                            February 14, 1995
- - ----------------------------------------
J. R. Stover
*Signed by the undersigned as
  attorney-in-fact and agent for the
  Directors indicated.

       /s/ E. R. DYE                                                          February 14, 1995
- - ----------------------------------------
           E. R. Dye

                           ANNUAL REPORT ON FORM 10-K
                     ITEM 14(a)(1)(2) AND (3), (c) AND (d)
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                                 EXHIBIT INDEX
                                CERTAIN EXHIBITS
                      FISCAL YEAR ENDED NOVEMBER 30, 1994
                                  GENCORP INC.
                           FAIRLAWN, OHIO 44333-3300

                                  GENCORP INC.

                             ITEM 14(a)(1) AND (2)
        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                          PAGE
                                                                                          NUMBER
                                                                                          ---
(1) FINANCIAL STATEMENTS:
The following consolidated financial statements of GenCorp Inc. are included in Item 8:
  Consolidated Statement of Income for the years ended November 30, 1994, 1993 and
     1992...............................................................................   14
  Consolidated Balance Sheet at November 30, 1994 and 1993..............................   15
  Consolidated Statement of Cash Flows for the years ended November 30, 1994, 1993 and
     1992...............................................................................   16
  Consolidated Statement of Shareholders' Equity (Deficit) for the years ended November
     30, 1994, 1993 and 1992............................................................   17
Notes to Consolidated Financial Statements..............................................   18

(2) FINANCIAL STATEMENT SCHEDULES:

     All consolidated financial statement schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

                        CONSENT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
GenCorp Inc.

     We consent to the incorporation by reference in the Prospectuses constituting part of GenCorp Inc.'s Registration Statements No. 33-61928, 33-28056 and 2-98730 on Form S-8, Post Effective Amendment No. 1 to Registration Statements No. 2-80440 and 2-83133 on Form S-8, and Post Effective Amendment No. 4 to Registration Statement No. 2-66840 on Form S-8 of our report dated January 17, 1995, with respect to the consolidated financial statements of GenCorp Inc. included in this Annual Report (Form 10-K) for the year ended November 30, 1994.

                                            ERNST & YOUNG LLP

Akron, Ohio
February 14, 1995

                                 EXHIBIT INDEX

  TABLE                                    EXHIBIT                                    EXHIBIT
ITEM NO.                                 DESCRIPTION                                  LETTER
- - ---------  -----------------------------------------------------------------------    -------
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

   4.      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS,
           INCLUDING INDENTURES
           Amended and Restated Rights Agreement (with exhibits) dated as of December 7, 1987 between GenCorp Inc. and Morgan Shareholder Services
           Trust Company as Rights Agent was filed as Exhibit D to the Company's
           Annual Report on Form 10-K for the fiscal year ended November 30, 1987
           (File No. 1-1520), and is incorporated herein by reference. (86 pages)
           Information relating to the Company's long-term debt is set forth in Note L of this report, which information is incorporated herein by reference. The Indenture, dated as of July 1, 1992, between GenCorp and the Bank of New York as trustee relating to the Company's $115,000,000
           8% Convertible Subordinated Debentures due August 1, 2002 and the form of Debenture were filed as Exhibits A and B to the Company's Quarterly
           Report on Form 10-Q for the quarter ended August 31, 1992 (File No.
           1-1520), and are incorporated herein by reference. (107 pages)
           Instruments defining the rights of holders of other long-term debt are not filed herewith since no such single debt item exceeds 10 percent of consolidated assets. The Company agrees, however, to furnish a copy of any such agreement or instrument to the Commission upon request.

   10.     MATERIAL CONTRACTS
           10.(iii)(A) MANAGEMENT CONTRACTS, COMPENSATORY PLANS OR ARRANGEMENTS
           An Employment Agreement dated August 4, 1984 between the Company and A.
           W. Reynolds, Chairman and Chief Executive Officer and a Director of the
           Company, was filed as Exhibit A to the Company's Annual Report on Form
           10-K for the fiscal year ended November 30, 1984 (File No. 1-1520), and is incorporated herein by reference. (3 pages)
           Transition and Consulting Agreement dated June 29, 1994, as amended
           October 19, 1994 between the Company and A. William Reynolds. (8 pages)      A
           An Employment Agreement dated October 15, 1993 between the Company and
           J. B. Yasinsky, President and Chief Operating Officer of the Company,
           was filed as Exhibit A to the Company's Annual Report on Form 10-K for
           the fiscal year ended November 30, 1993 (File No. 1-1520), and is incorporated herein by reference. (4 pages)
           An Employment Agreement dated November 9, 1994 between Aerojet-General
           Corporation and Roger I. Ramseier, Executive Vice President of the
           Company and President of Aerojet-General Corporation. (23 pages)             B

  TABLE                                    EXHIBIT                                    EXHIBIT
ITEM NO.                                 DESCRIPTION                                  LETTER
- - ---------  -----------------------------------------------------------------------    -------
           A Retention Agreement dated November 9, 1994 between the Company and
           Roger I. Ramseier, Executive Vice President of the Company and
           President of Aerojet-General Corporation. (23 pages)                         C
           Form of Severance Agreement granted to executive officers of the
           Company to provide for payment of an amount equal to 125 percent of base salary multiplied by a factor of 3 if their employment should terminate for any reason other than death, disability, willful misconduct or retirement within three years after a change in control, as such term is defined in such agreement was filed as Exhibit A to the
           Company's Annual Report on Form 10-K for the fiscal year ended November
           30, 1990 (File No. 1-1520), and is incorporated herein by reference.
           (12 pages)
           Benefits Restoration Plan for Salaried Employees of GenCorp Inc. and
           Certain Subsidiary Companies as amended and restated effective December
           1, 1986, was filed as Exhibit G to the Company's Annual Report on Form
           10-K for the fiscal year ended November 30, 1987 (File No. 1-1520), and is incorporated herein by reference. (6 pages)
           The Stock Incentive Compensation Plan of GenCorp Inc. (as amended effective October 1, 1985) was filed as Exhibit B to the Company's
           Annual Report on Form 10-K for the fiscal year ended November 30, 1985
           (File No. 1-1520), and is incorporated herein by reference. (21 pages)
           Amendment to the GenCorp Inc. and Participating Subsidiaries Stock
           Incentive Compensation Plan, effective as of April 5, 1987, was filed as Exhibit H to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1987 (File No. 1-1520), and is incorporated herein by reference. (6 pages)
           Information relating to the Deferred Bonus Plan of GenCorp Inc. is contained in Post-Effective Amendment No. 1 to Form S-8 Registration
           Statement No. 2-83133 dated April 18, 1986 and is incorporated herein by reference. (16 pages)
           Amendment to the Deferred Bonus Plan of GenCorp Inc. effective as of
           April 5, 1987, was filed as Exhibit I to the Company's Annual Report on
           Form 10-K for the fiscal year ended November 30, 1987 (File No.
           1-1520), and is incorporated herein by reference. (3 pages)
           GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors
           effective January 1, 1992 was filed as Exhibit A to the Company's
           Annual Report on Form 10-K for the fiscal year ended November 30, 1991
           (File No. 1-1520) and is incorporated herein by reference. (18 pages)
           GenCorp Inc. Long-Term Incentive Program effective January 27, 1993 and
           as amended March 31, 1993. (20 pages)                                        D
           GenCorp Inc. 1993 Stock Option Plan effective March 31, 1993 was filed as Exhibit 4.1 to Form S-8 Registration Statement No. 33-61928 dated
           April 30, 1993 and is incorporated herein by reference. (11 pages)
           Form of Restricted Stock Agreement between the Company and Nonemployee
           Directors providing for payment of part of Directors' compensation for
           service on the Board of Directors in Company stock. (4 pages)                E

   11.     STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
           (1 page)                                                                     F

  TABLE                                    EXHIBIT                                    EXHIBIT
ITEM NO.                                 DESCRIPTION                                  LETTER
- - ---------  -----------------------------------------------------------------------    -------
   21.     SUBSIDIARIES OF THE REGISTRANT                                               G
           Listing of Subsidiaries (1 page)

   23.     CONSENTS OF EXPERTS
           Consent of Ernst & Young LLP is contained on page GC-2 of this Form
           10-K and is incorporated herein by reference.

   24.     POWER OF ATTORNEY                                                            H
           Powers of Attorney executed by A. W. Reynolds, R. K. Jaedicke, P. X.
           Kelley, R. D. Kunisch, J. Lafontant-Mankarious, J. M. Osterhoff, R. B.
           Pipes, P. J. Phoenix, and J. R. Stover, Directors of the Company. (9
           pages)
   27.     FINANCIAL DATA SCHEDULE
           (Filed for EDGAR only)
           The Company will supply copies of any of the foregoing exhibits to any shareholder upon receipt of a written request addressed to GenCorp
           Inc., 175 Ghent Road, Fairlawn, Ohio 44333-3300 -- Attention:
           Secretary, and payment of $1 per page to help defray the costs of handling, copying and return postage.