Form 10-Q
period 1995-02-28
GENCORP INC
filed 1995-04-07
CIK 40888

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended   February 28, 1995          Commission File Number 1-1520
                        -----------------                                 ------

                                 GenCorp Inc.
                       --------------------------------
            (Exact name of registrant as specified in its charter)


          Ohio                                          34-0244000
- ------------------------                   ------------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)


               175 Ghent Road       Fairlawn, Ohio    44333-3300
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




At March 31, 1995, there were 32,517,806 outstanding shares of GenCorp Inc.'s Common Stock, par value $.10.

GenCorp Inc.


Table of Contents

                                                                                                 Page No.
                                                                                                 --------
Part I. Financial Information

     Item 1.  Financial Statements

         Condensed Consolidated Statement of Income -
              Three Months Ended February 28, 1995 and 1994                                          -3-

         Condensed Consolidated Balance Sheet -
              February 28, 1995 and November 30, 1994                                                -4-

         Condensed Consolidated Statement of Cash Flows -
              Three Months Ended February 28, 1995 and 1994                                          -5-

         Notes to the Unaudited Interim Condensed Consolidated
              Financial Statements                                                                   -6-

     Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                    -12-

Part II.  Other Information

     Item 1.  Legal Proceedings                                                                     -15-

     Item 4.  Submission of Matters to a Vote of Security Holders                                   -15-

     Item 5.  Other Information                                                                     -15-

     Item 6.  Exhibits and Reports on Form 8-K                                                      -16-

Signatures                                                                                          -17-

                         PART I. FINANCIAL INFORMATION

                                  GenCorp Inc.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                  (Dollars in millions, except per-share data)

                                                                              Unaudited
                                                                          Three Months Ended
                                                                   -------------------------------
                                                                              February 28,
                                                                      1995                  1994
                                                                    --------              --------
NET SALES                                                            $ 428.1               $ 401.7
                                                                     -------               -------

COSTS AND EXPENSES
Cost of products sold                                                  366.7                 355.0
Selling, general and administrative                                     44.2                  44.9
Interest expense                                                         8.7                   7.3
Other (income) expense, net                                             (3.1)                  (.1)
                                                                     -------               -------

                                                                       416.5                 407.1
                                                                     -------               -------
INCOME (LOSS) BEFORE INCOME TAXES                                       11.6                  (5.4)
Income tax (benefit) provision                                           4.6                  (2.1)
                                                                     -------               -------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGES                                                 7.0                  (3.3)

Cumulative effect of accounting changes (Note B)                           -                (212.7)
                                                                     -------               -------

NET INCOME (LOSS)                                                    $   7.0               $(216.0)
                                                                     =======               =======

EARNINGS (LOSS) PER SHARE
   OF COMMON STOCK (NOTE C)
Primary:
   Before accounting changes                                         $   .22               $  (.10)
   Cumulative effect of accounting changes (Note B)                        -                 (6.71)
                                                                     -------               -------

   Earnings (Loss) Per Share                                         $   .22               $ (6.81)
                                                                     =======               =======

Fully Diluted:
   Before accounting changes                                         $   .21               $  (.10)
   Cumulative effect of accounting changes (Note B)                        -                 (6.71)
                                                                     -------               -------

   Earnings (Loss) Per Share                                         $   .21               $ (6.81)
                                                                     =======               =======

Average number of shares of common
   stock outstanding (in thousands)
Primary                                                               32,259                31,730
Fully diluted                                                         39,417                38,888

Cash dividends paid per share of common stock                        $   .15               $   .15

     The accompanying notes to the unaudited interim condensed consolidated financial statements are an integral part of these statements.

                                  GenCorp Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in millions)

                                                                     Unaudited             Audited
                                                                   February 28,          November 30,
                                                                       1995                  1994
                                                                   ------------          ------------
CURRENT ASSETS
Cash and equivalents                                                  $   26.0              $   22.4
Marketable securities                                                      7.2                   7.3
Accounts receivable (Note D)                                             230.1                 190.1
Inventories (Note E)                                                     164.5                 158.1
Prepaid expenses                                                          41.3                  42.9
                                                                      --------              --------
TOTAL CURRENT ASSETS                                                     469.1                 420.8
                                                                      --------              --------

Recoverable from U.S. government and third
   parties for environmental remediation                                 124.3                 125.0
Deferred income taxes                                                    158.1                 158.1
Prepaid pension                                                          103.8                 102.2
Investments and other assets                                              84.0                  83.1

Property, plant and equipment:
   At cost                                                             1,295.6               1,294.4
   Accumulated depreciation                                             (744.3)               (728.4)
                                                                      --------              --------
      Net property, plant and equipment                                  551.3                 566.0
                                                                      --------              --------
TOTAL ASSETS                                                          $1,490.6              $1,455.2
                                                                      ========              ========


CURRENT LIABILITIES
Notes payable                                                         $   21.0              $    6.9
Accounts payable - trade                                                  96.0                 103.7
Income taxes                                                              15.9                  19.0
Other current liabilities                                                210.9                 237.7
                                                                      --------              --------
TOTAL CURRENT LIABILITIES                                                343.8                 367.3
                                                                      --------              --------

Long-term debt (Note F)                                                  444.7                 377.6
Postretirement benefits other than pensions                              373.7                 373.5
Environmental reserves                                                   253.0                 255.3
Other long-term liabilities                                               71.8                  88.4
Contingencies (Note G)

SHAREHOLDERS' EQUITY (DEFICIT)
Preference stock - (none outstanding)                                        -                     -
Common stock - $.10 par value; 32.4 million
   shares outstanding                                                      3.2                   3.2
Other capital                                                              8.5                   4.9
Retained earnings (deficit)                                              (13.9)                (16.0)
Currency translation adjustment                                            5.8                   1.0
                                                                      --------              --------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                       3.6                  (6.9)
                                                                      --------              --------
TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY (DEFICIT)                                                   $1,490.6              $1,455.2
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

                                  GenCorp Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in millions)

                                                                             Unaudited
                                                                         Three Months Ended
                                                                    ----------------------------
                                                                            February 28,
                                                                      1995                1994
                                                                    --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                     $  7.0             $(216.0)
Cumulative effect of accounting changes                                    -               212.7
Depreciation and amortization                                           17.9                19.4
Increase in working capital                                            (89.1)              (21.8)
Increase in deferred income taxes                                          -                (1.3)
Other - net                                                             (4.9)                 .4
                                                                      ------             -------
NET CASH USED IN OPERATING ACTIVITIES                                  (69.1)               (6.6)
                                                                      ------             -------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                   (11.0)               (9.0)
Investments and other - net                                             (1.0)               (1.2)
                                                                      ------             -------
NET CASH USED IN INVESTING ACTIVITIES                                  (12.0)              (10.2)
                                                                      ------             -------

CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term debt incurred                                            14.1                 8.4
Long-term debt incurred                                                110.1                70.0
Long-term debt paid                                                    (43.0)              (52.6)
Dividends                                                               (4.9)               (4.8)
Other equity transactions                                                8.4                (1.8)
                                                                      ------             -------
NET CASH PROVIDED FROM
   FINANCING ACTIVITIES                                                 84.7                19.2
                                                                      ------             -------

NET INCREASE IN CASH AND EQUIVALENTS                                     3.6                 2.4
Cash and equivalents at beginning of year                               22.4                15.8
                                                                      ------             -------
Cash and equivalents at end of period                                 $ 26.0             $  18.2
                                                                      ======             =======

Cash paid during the period for interest was $11.4 million and $10.8 million for the three months ended February 28, 1995 and 1994, respectively. Cash paid during the period for income taxes was $5.1 million and $14.1 million for the three months ended February 28, 1995 and 1994, respectively.

     The accompanying notes to the unaudited interim condensed consolidated financial statements are an integral part of these statements.

                                  GenCorp Inc.
             NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


Note A - Basis of Presentation
- ------------------------------

    The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included or incorporated by reference in the GenCorp Inc. (Company) Annual Report on Form 10-K for the fiscal year ended November 30, 1994.

    All normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the three months ended February 28, 1995 and 1994, have been reflected. The results of operations for the three months ended February 28, 1995, are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

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

    SFAS 109 requires the use of the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of SFAS 109, income tax expense was determined using the deferred tax method required by Accounting Principles Board Opinion No. 11 - "Accounting For Income Taxes" (APB 11).

    SFAS 112 requires the use of the accrual method of accounting for benefits payable to employees that leave the Company other than by reason of retirement. Implementation of this standard had an immaterial impact as most of these benefits were accounted for in accordance with SFAS 112 prior to December 1, 1993.

- ---------------------------------------

    The table below shows the components of the cumulative effect of accounting changes:

(Millions, except per-share data)         Amount           Per Share
- --------------------------------------------------------------------
Other postretirement benefits,
   net of $130.6 in taxes                $(195.9)            $(6.18)
Income taxes                               (16.5)              (.52)
Postemployment benefits,
   net of $.1 in taxes                       (.3)              (.01)
                                         -------             ------
      Total                              $(212.7)            $(6.71)
                                         =======             ======

   RECLASSIFICATIONS - Certain reclassifications have been made to conform prior year's data to the current presentation.

Note C - Net Income Per Share of Common Stock
- ---------------------------------------------

   Primary earnings per share of common stock are calculated by dividing net income by the weighted average number of common shares outstanding adjusted for the inclusion of stock options. For fully diluted earnings per share, net income and shares outstanding have also been adjusted as if the Company's $115,000,000 8% Convertible Subordinated Debentures Due August 1, 2002 had been converted. (See Note F for further information regarding the debentures.)

Note D - Accounts Receivable
- ----------------------------

   In June 1994, the Company extended its receivable financing program through December 1994. Under the agreement, new receivables were sold as collections reduced previously sold receivables. Accounts receivable as shown in the Company's Consolidated Balance Sheet are net of $60 million for 1994 representing the interests in receivables sold under this agreement. When this program expired on December 31, 1994, the Company used its existing borrowing capacity to repurchase outstanding receivables previously sold under this agreement.

Note E - Inventories
- --------------------

   Inventories are stated at the lower of cost or market value. A portion of the inventories is priced by use of the last-in, first-out (LIFO) method using various dollar value pools. Interim LIFO determinations may involve management's judgments of expected year-end inventory levels. Components of inventory are as follows:

                                                     February 28,         November 30,
                                                        1995                 1994
                                                   ----------------    -----------------
   Raw materials and supplies                          $  51.9              $  51.4
   Work-in-process                                        14.3                 14.4
   Finished products                                      68.4                 67.0
                                                       -------              -------
      Approximate replacement cost of LIFO
      inventories                                        134.6                132.8
   Reserves, primarily LIFO                              (42.4)               (42.4)
   Long-term contracts at average cost                   188.0                206.0
   Progress payments                                    (115.7)              (138.3)
                                                       -------              -------
                                                       $ 164.5              $ 158.1
                                                       =======              =======

Note F - Long-term Debt and Credit Lines
- ----------------------------------------

   In April 1992, the Company converted all previously outstanding revolving loans into a three-year $450 million unsecured revolving credit facility (Facility). In March 1995, banks with commitments totaling $445 million extended the maturity date of the Facility until April 1997, which is the last extension available under the Facility. As of February 28, 1995, unused revolving lines of credit totaled $135 million. The Company pays commitment fees of 3/8 of one percent on the unused balance. Interest rates are variable, primarily based on LIBOR, and are currently at an average rate of 7.2 percent.

     The Facility contains various debt restrictions and provisions relating to net worth and interest coverage ratios. The Company is required to maintain consolidated net worth of not less than $243 million, excluding the impact of the new accounting standards and the unusual items recorded in the fourth quarter of 1994 pursuant to an amendment to the Facility. Excluding the impact of these items, the Company had net worth of $273 million at February 28, 1995 and was in compliance with the amended agreement. This agreement requires the Company to use any net proceeds from the sale of all or part of Aerojet to reduce the outstanding debt. Further, the Facility will be reduced permanently by the amount of the net cash proceeds.

     The Company has interest rate swap agreements covering a notional amount of $75 million, which expire in June 1995. The semi-annual settlement rates for these agreements are calculated as a spread between a fixed annual rate of
9.54 percent and the six-month floating LIBOR rate.

     The $115,000,000 8% Convertible Subordinated Debentures due August 1, 2002 (Debentures) are redeemable at the option of the Company, in whole or in part, at any time on or after August 10, 1996. The Debentures are convertible at any time prior to maturity, unless previously redeemed, into shares of common stock at a conversion price of $16.065 per share (equivalent to a conversion rate of approximately 62.247 shares of Common Stock per $1,000 principal amount of Debentures) subject to adjustment in certain circumstances. The market value of the Debentures was $114 million at February 28, 1995.

     At February 28, 1995, the Company had unsecured, uncommitted lines of credit with several banks for short-term borrowings aggregating $36 million, of which $20 million was outstanding. Borrowings under such lines generally bear interest at money market rates and are payable on demand. The Company also had outstanding letters of credit totaling $28 million at February 28, 1995.

Note G - Contingencies and Uncertainties
- ----------------------------------------

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

- ----------------------------------------------------

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

     At February 28, 1995, Aerojet had a reserve of $209 million for costs to complete the RI/FS and remediate the site and has recognized $122 million for probable future recoveries under existing settlement agreements with the United States government.

     Legal proceedings to obtain reimbursements of environmental costs from insurers are continuing; however, Aerojet presently cannot estimate the recovery that may be obtained under any policy.

Lawrence, Massachusetts

     The Company has completed a study of remediation alternatives for its closed Lawrence, Massachusetts facility, which was contaminated with PCBs, and has begun site remediation and off-site disposal of debris. The Company has a reserve of $32 million for the decontamination and the long-term operating and maintenance costs of this site. The reserve represents the Company's best estimate for the remaining remediation cost. The study indicated that the future remediation cost could range as high as $56 million depending on the results of future testing and the ultimate remediation alternatives undertaken at the site. The time frame for remediation is currently estimated to range from 5 to 9 years.

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

- ----------------------------------------------------

These rulings have been appealed to the Sixth Circuit United States Court of Appeals and the Michigan Court of Appeals, respectively. Aerojet and Cordova expect to prevail on these appeals. On a related matter, in May 1993 the EPA terminated, without resolution, two orders issued in 1990 and 1991 to Cordova and other parties to perform site and groundwater remediation.

     The EPA has awarded a bid to construct and operate a groundwater treatment system for one year. Final remediation costs for groundwater and soils cannot presently be determined but could range from $50 million to $100 million, depending on the remediation methods ultimately required. Furthermore, the Company believes that most of the remediation costs will be paid by the former owner/operator and that its $14 million reserve will be adequate to cover the Company's costs and expenses associated with this matter. Included in investments and other assets is $9 million to be recovered from insurance companies.

Toledo, Ohio

     In 1992, the Company signed a Consent Decree with the State of Ohio relative to the remediation of PCBs at its formerly owned Toledo, Ohio facility. A remediation plan for the removal of the PCBs under the Consent Decree was approved by the State in May 1994. Remediation is expected to be completed in 1995. The Company believes that its established reserves of $2 million will be adequate to cover all future costs and expenses associated with this matter.

San Gabriel Valley Basin, California

     Aerojet, through its Azusa facility, is one of a number of potentially responsible parties (PRPs) in the portion of the San Gabriel Valley Superfund Site known as the Baldwin Park Operable Unit (BPOU). Regulatory action is proceeding on two tracks: regional groundwater remediation, under the direct control of the EPA, and site specific investigation and cleanup supervised by the California Regional Water Quality Control Board (Regional Board) under delegation from the EPA.

     Aerojet's investigation concluded that the principal groundwater contamination is upgradient of Aerojet's property and that low concentrations of contaminants are present in the soils of Aerojet's presently and historically owned properties. The EPA contends that Aerojet is one of the four largest sources of groundwater contamination at the BPOU of the sixteen companies that the EPA identified as PRPs in January 1995. Aerojet contests the EPA's position regarding the source of contamination and the number of PRPs held responsible.

     The EPA issued a Record of Decision (ROD) on March 31, 1994 for a groundwater remediation plan for the BPOU, estimated to cost $47 million in non-recurring costs and $4 to $5 million in annual operating expense. Aerojet and other PRPs are participating in an effort by the San Gabriel Basin Water Quality Authority, EPA and water supply organizations to develop an alternative "consensus" plan in which certain water supply entities would integrate the EPA remedial requirements into a water supply project. If implemented, the consensus plan will provide federal funding and funding from water supply entities receiving benefit from the project, thus reducing the portion of costs to be borne by the PRPs. Negotiations with the EPA, water supply organizations and other PRPs concerning the consensus plan are expected to continue through 1995 and into early 1996.

- ----------------------------------------------------

     Aerojet's San Gabriel Valley cost exposure cannot be estimated at this time. However, management believes, on the basis of presently available information, that resolution of this matter will not materially affect the consolidated financial condition of the Company. Among the factors considered by management are: the number of other viable PRPs in the BPOU; the potential for cost sharing with water supply interests; Aerojet's site-specific investigation; and the fact that, to date, Aerojet's San Gabriel Valley costs are being recovered from the government in the pricing of Aerojet's contracts. Additionally, Aerojet has filed suit against its insurers for recovery of such costs.

Other Sites

     The Company is also currently involved, together with other companies, in 21 other Superfund sites on the National Priority List under the federal Comprehensive Environmental Response, Compensation, and Liability Act (Superfund) and 15 other non-Superfund sites. In many instances, the Company's liability and its proportionate share of costs has not been determined largely due to uncertainties as to the nature and extent of site conditions, the Company's involvement and potential recoveries from insurance and other sources. While government agencies frequently claim potentially responsible parties are jointly and severally liable at such sites, in the Company's experience, interim and final allocations of liability costs are generally made based on relative contributions of waste.

     Such other Superfund sites include Stringfellow (California); Organic Chemical (Michigan); Summit National (Ohio); Hardage/Criner (Oklahoma); Industrial Excess (Ohio); and Solvent Recovery Service of New England (Connecticut). Other non-Superfund sites include Westbury (New York); Four County Landfill (Indiana); and Delta Chemical (Pennsylvania). The Company's final allocated share of investigation and remediation costs at a number of these sites has not yet been determined. Based on the Company's previous experience, its allocated share has frequently been minimal, in many instances less than 1 percent. The Company has reserves of approximately $20 million as of February 28, 1995 which it believes are sufficient to cover its best estimate of its share of the environmental remediation costs at these other sites.

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

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Condition
- ---------------------------------------

     Cash flow used in operating activities for the first quarter of fiscal 1995 was $69.1 million as compared to $6.6 million for the first quarter of 1994. The increases in cash flow used in operating activities and cash provided from financing activities were primarily due to the required repurchase of $60 million of receivables previously sold under the Company's receivable-backed commercial paper program which expired on December 31, 1994 (see Note D). The Company has elected not to enter into a new receivable financing program at this time.

     GenCorp's total debt at February 28, 1995 was $466 million as compared to $385 million at November 30, 1994. The increase reflects the repurchase of the Company's receivables due to the expiration of the receivable-backed commercial paper program.

     Interest expense in the quarter increased to $8.7 million from $7.3 million in the comparable period last year due to higher interest rates during the 1995 first quarter.

Material Changes in Results of Operations
- -----------------------------------------

     Net sales in the first quarter of 1995 increased to $428.1 million from $401.7 million in the first quarter of 1994. Sales growth in both the automotive and polymer products business segments offset the decline in the aerospace and defense business segment.

     Segment operating profit increased to $22.5 million in the first quarter of 1995 from $6.0 million in the first quarter of 1994. Each of the three business segments contributed to the improved earnings.

     Net income for the first quarter of fiscal year 1995 was $7.0 million amounting to $0.22 per share compared to a net loss of $(3.3) million or $(.10) per share in the first quarter of 1994 before the charge for the cumulative effect of adopting new accounting standards. On a fully diluted basis, earnings per share for the first quarter of 1995 were $0.21 per share.

     The Company is anticipating a trend of improved performance in its commercial businesses, despite raw material cost pressures and price reduction demands by automotive customers. The priorities of the Company continue to be profit margin growth, cash flow generation and debt reduction.

     Net sales for the automotive business segment in the first quarter of 1995 increased to $157.9 million, 17 percent higher than the comparable quarter of 1994. The primary contributor to the sales growth was the consolidation of HENNIGES, following the September 1994 acquisition of the remaining 51 percent equity interest in the German original equipment automotive supplier.

     Segment operating profit for the automotive businesses increased to $5.8 million in the first quarter of 1995, up 9 percent from the first quarter of 1994. Continuing manufacturing efficiency gains at both the Vibration Control and Reinforced Plastics Divisions contributed significantly to the earnings improvement. As anticipated, HENNIGES negatively impacted the segment's earnings in the first quarter of 1995 as compared to the 1994 first quarter. The operating performance of HENNIGES is expected to improve as the year progresses as a result of significant ongoing restructuring efforts.

- -----------------------------------------------------

     During the 1995 first quarter, the Reinforced Plastics Division was selected as the major supplier to the Volvo-GM Heavy Truck Corporation for future Sheet Molded Compound applications. These applications range from large components such as hood assemblies to smaller parts such as fender extensions, side shields and engine covers.

     Net sales for the polymer products business segment in the first quarter of 1995 were $140.0 million, 12 percent higher than the comparable 1994 quarter. The sales improvement was led by the Specialty Polymers, Designed Plastics and Plastic Films Divisions.

     Segment operating profit for the polymer products businesses was $9.4 million, 7 percent higher than the first quarter of 1994. The Specialty Polymers and Plastic Films Divisions were the lead contributors to the higher quarterly earnings.

     During the 1995 first quarter, GenCorp signed a letter of intent to sell its Rigid Plastics plant in Newcomerstown, Ohio. The Newcomerstown plant is part of the Plastic Films Division and manufactures a variety of rigid vinyl film and plastic sheeting for fabrication into credit cards, aircraft interiors, graphic arts, protective wall surfaces and numerous other applications. Negotiations for a definitive agreement are currently underway and no potential terms have been disclosed.

     Continued improvement during the year for the automotive and polymer products business segments will be influenced by an improving U. S. economy, domestic vehicle builds and raw material costs pressures.

     Net sales for Aerojet, the Company's aerospace and defense business segment, in the first quarter of 1995 were $130.2 million, an 8 percent decline from the 1994 first quarter. The decrease primarily reflects the 1994 second quarter sale of the ordnance business.

     Aerojet's segment operating profit for the first quarter of 1995 was $7.3 million compared to an operating loss of $(8.1) million in the first quarter of 1994. The 1994 first quarter loss was the result of a $16.6 million charge principally related to programmatic cost growth.

     Aerojet is performing well on its current contracts, its business base appears to be stabilizing and it continues to make good progress in its efforts to commercialize key defense technologies. Focus is on three areas which appear to offer the greatest commercial potential -- sensors for the automotive industry, natural gas sensors and mobile storage units, and specialty chemicals.

     Determining the future role of Aerojet remains a key part of the Company's strategy. The Company is continuing to discuss the possibility of divestiture of Aerojet with interested parties, while at the same time evaluating other alternatives should efforts to divest not offer adequate shareholder value.

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

     The nature of environmental investigation and cleanup activities often makes it difficult to determine the timing and amount of any estimated future costs that may be required for remedial measures. However, the Company reviews these matters and accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and its proportionate share of the amount can be reasonably estimated. The Company recognizes amounts recoverable from third parties when the collection of such amounts becomes probable. The Company's Consolidated Balance Sheet at February 28, 1995 reflects accruals of $277 million for remediation costs and amounts recoverable of $131 million from third parties for such costs.

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

     For additional discussion of environmental matters, refer to Note G - Contingencies and Uncertainties beginning on page 8.

                           Part II. OTHER INFORMATION
                           --------------------------


Item 1.  Legal Proceedings
- --------------------------

     Information concerning legal proceedings relating to environmental matters at Aerojet's Sacramento, California facility and at other environmental sites which appears in Note G beginning on page 8 of this report is incorporated herein by reference.

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

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

     At the Company's Annual Meeting of Shareholders held on March 29, 1995, holders of GenCorp Common Stock elected Gen. Paul X. Kelley, Diane E. McGarry and Dr. R. Byron Pipes as directors to serve three year terms expiring in 1998. Shareholders also ratified the Board of Directors' appointment of Ernst & Young LLP as the Company's independent auditors for 1995.


Following is the final result of the Common votes cast:

A) Election of Directors:
                                                                                              Broker
                                                          For            Withheld            Nonvotes
                                                          ---            --------            --------
      Gen. Paul X. Kelley                              27,987,178           621,899             -0-
                                                    ----------------    -------------       -----------

      Diane E. McGarry                                 28,026,798           582,279             -0-
                                                    ----------------    -------------       -----------

      Dr. R. Byron Pipes                               27,995,114           613,963             -0-
                                                    ----------------    -------------       -----------


B) Ratification of the Board of Directors' appointment of Ernst & Young LLP as independent auditors:

                                                              Broker
      For: 28,189,488   Against: 217,900   Abstain: 214,012   Nonvotes:  -0-
           ----------            -------            -------             -----

Item 5. Other Information
- -------------------------

      John B. Yasinsky, President and Chief Executive Officer of GenCorp, was elected Chairman of the Board on March 29, 1995 at the regularly scheduled Board of Directors meeting. Mr. Yasinsky succeeds A. William Reynolds who stepped down from the office he has held since 1987 and is leaving the Board.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

        a)  Exhibits
            --------

            Table                                                              Exhibit
            Item No.                     Exhibit Description                   Number
            --------------------------------------------------------------------------
               11         Statement re computation of per share earnings          11

               27         Financial Data Schedule                                 27
                          (Filed for EDGAR only)


        b)  Reports on Form 8-K
            -------------------

            There have been no reports on Form 8-K filed during the quarter ended February 28, 1995.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      GENCORP INC.



Date   April 6, 1995                  By  /s/ F. J. Lucksinger
     ------------------------            --------------------------------------
                                          F. J. Lucksinger, Vice President
                                          and Controller




Date   April 6, 1995                  By  /s/ C. R. Ennis
     ------------------------            --------------------------------------
                                          C. R. Ennis, Senior Vice President,
                                          Law & Environmental Affairs;
                                          General Counsel