Form 10-Q
period 1995-05-31
GENCORP INC
filed 1995-07-12
CIK 40888

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended May 31, 1995             Commission File Number 1-1520
                      ------------                                    ------
                                 GenCorp Inc.
                            --------------------
            (Exact name of registrant as specified in its charter)


        Ohio                                           34-0244000
- ------------------------                  ------------------------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)


                175 Ghent Road       Fairlawn, Ohio    44333-3300
            ------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)


       Registrant's telephone number, including area code (216) 869-4200
                                                          ---------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X    NO
                                              -----     -----




At June 30, 1995, there were 32,786,351 outstanding shares of GenCorp Inc.'s Common Stock, par value $.10.

GenCorp Inc.



Table of Contents
                                                                                                 Page No.
                                                                                              --------------
Part I. Financial Information
     Item 1.  Financial Statements

         Condensed Consolidated Statement of Income -
              Three Months and Six Months Ended May 31, 1995 and 1994                                -3-

         Condensed Consolidated Balance Sheet -
              May 31, 1995 and November 30, 1994                                                     -4-

         Condensed Consolidated Statement of Cash Flows -
              Six Months Ended May 31, 1995 and 1994                                                 -5-

         Notes to the Unaudited Interim Condensed Consolidated
              Financial Statements                                                                   -6-

     Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                                 -12-

Part II.  Other Information

     Item 1.  Legal Proceedings                                                                     -15-

     Item 5.  Other Information                                                                     -15-

     Item 6.  Exhibits and Reports on Form 8-K                                                      -15-

Signatures                                                                                          -16-

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

                                  GenCorp Inc.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                  (Dollars in millions, except per share data)

                                                                         Unaudited                    Unaudited
                                                                  Three Months Ended              Six Months Ended
                                                                ----------------------         ----------------------
                                                                  May 31,         May 31,       May 31,        May 31,
                                                                     1995            1994          1995           1994
                                                                  -------         -------       -------        -------
NET SALES                                                         $ 461.9         $ 467.7      $  890.0        $ 869.4
                                                                  --------       --------       --------        -------
COSTS AND EXPENSES
Cost of products sold                                                383.0          387.5          749.7          742.5
Selling, general and administrative                                   45.7           46.0           89.1           90.9
Interest expense                                                       9.2            7.9           17.9           15.2
Other (income) and expense, net                                       (3.2)           2.6           (5.5)           2.4
                                                                  --------       --------       --------       --------

                                                                     434.7          444.0          851.2          851.0
                                                                  --------       --------       --------       --------

INCOME BEFORE INCOME TAXES                                            27.2           23.7           38.8           18.4
Provision for income taxes                                            10.9            9.5           15.5            7.4
                                                                  --------       --------       --------       --------

INCOME BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGES                                        16.3           14.2           23.3           11.0

Cumulative effect of accounting changes
    (Note B)                                                             -              -              -         (212.7)
                                                                 ----------      ---------      ---------      --------

NET INCOME (LOSS)                                                 $   16.3       $   14.2       $   23.3       $ (201.7)
                                                                  =========       =========       ========      =======

EARNINGS (LOSS) PER SHARE
  OF COMMON STOCK (NOTE C)
Primary:
   Before cumulative effect of accounting changes                 $    .50       $    .45       $    .72       $    .35
   Cumulative effect of accounting changes
       (Note B)                                                          -              -              -          (6.71)
                                                                  --------       --------       --------       --------

   Earnings (Loss) Per Share                                      $    .50       $    .45       $    .72       $  (6.36)
                                                                  ========       =========      =========      ========

Fully Diluted:
   Before cumulative effect of accounting changes                 $    .45       $    .40       $    .66       $    .35
   Cumulative effect of accounting changes
       (Note B)                                                          -              -              -          (6.71)
                                                                  --------       --------       --------       --------

   Earnings (Loss) Per Share                                      $    .45       $    .40       $    .66       $  (6.36)
                                                                  ========       ========       =========      ========

Average number of shares of common
   stock outstanding (in thousands)
Primary                                                             32,532         31,730         32,396         31,730
Fully diluted                                                       39,691         38,889         39,555         38,889

Cash dividends paid per share of common stock                     $    .15       $    .15       $    .30       $    .30

     The accompanying notes to the unaudited interim condensed consolidated financial statements are an integral part of these statements.

                                  GenCorp Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in millions)

                                                                      Unaudited             Audited
                                                                      May 31,           November 30,
                                                                         1995                 1994
                                                                   -------------        ------------
CURRENT ASSETS:
Cash and equivalents                                                $     20.1            $     22.4
Marketable securities                                                      7.8                   7.3
Accounts receivable (Note D)                                             232.1                 190.1
Inventories (Note E)                                                     158.1                 158.1
Prepaid expenses                                                          41.3                  42.9
                                                                    ----------            ----------
TOTAL CURRENT ASSETS                                                     459.4                 420.8
                                                                    ----------            ----------

Recoverable from U.S. government and third
   parties for environmental remediation                                 123.5                 125.0
Deferred income taxes                                                    160.1                 158.1
Prepaid pension                                                          105.7                 102.2
Investments and other assets                                              72.8                  83.1

Property, plant and equipment:
   At cost                                                             1,307.2               1,294.4
   Accumulated depreciation                                             (758.0)               (728.4)
                                                                    ----------            ----------
      Net property, plant and equipment                                  549.2                 566.0
                                                                    ----------            ----------
TOTAL ASSETS                                                        $  1,470.7            $  1,455.2
                                                                    ==========            ==========


CURRENT LIABILITIES:
Notes payable                                                       $     11.8            $      6.9
Accounts payable - trade                                                  96.0                 103.7
Income taxes                                                              28.6                  19.0
Other current liabilities                                                208.0                 237.7
                                                                    ----------            ----------
TOTAL CURRENT LIABILITIES                                                344.4                 367.3
                                                                    ----------            ----------

Long-term debt (Notes D and  F)                                          411.2                 377.6
Postretirement benefits other than pensions                              375.1                 373.5
Environmental reserves                                                   249.6                 255.3
Other long-term liabilities                                               68.5                  88.4
Contingencies (Note G)

SHAREHOLDERS' EQUITY (DEFICIT)
Preference stock - (none outstanding)                                        -                    -
Common stock - $.10 par value; 32.4 million
   shares outstanding                                                      3.3                   3.2
Other capital                                                             11.8                   4.9
Retained earnings (deficit)                                               (2.4)                (16.0)
Currency translation adjustment                                            9.2                   1.0
                                                                    ----------            ----------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                      21.9                  (6.9)
                                                                    ----------            ----------
TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY (DEFICIT)                                                 $  1,470.7            $  1,455.2
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

                                  GenCorp Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in millions)

                                                                                       Unaudited
                                                                                  Six Months Ended
                                                                              ------------------------
                                                                                      May 31,
                                                                                1995               1994
                                                                            ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                             $   23.3          $  (201.7)
Cumulative effect of accounting changes                                              -              212.7
Depreciation and amortization                                                     38.0               38.4
Decrease (Increase) in working capital                                           (75.0)              22.3
Increase in deferred income taxes                                                 (2.0)              (6.6)
Other - net                                                                      (10.0)              (1.5)
                                                                              --------           --------
NET CASH (USED IN) OR PROVIDED FROM
    OPERATING ACTIVITIES                                                         (25.7)              63.6
                                                                              --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                             (25.3)             (26.1)
Investments and other - net                                                        4.8                6.8
                                                                              --------           --------
NET CASH USED IN INVESTING ACTIVITIES                                            (20.5)             (19.3)
                                                                              --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term debt incurred (paid)                                                4.9              (12.5)
Long-term debt incurred                                                          165.1              160.0
Long-term debt paid                                                             (131.6)            (170.3)
Dividends                                                                         (9.7)              (9.5)
Other equity transactions                                                         15.2               (1.5)
                                                                              --------           --------
NET CASH PROVIDED FROM OR (USED IN)
    FINANCING ACTIVITIES                                                          43.9              (33.8)
                                                                              --------           --------

NET (DECREASE) OR INCREASE IN CASH AND EQUIVALENTS                                (2.3)              10.5
Cash and equivalents at beginning of year                                         22.4               15.8
                                                                              --------           --------
Cash and equivalents at end of period                                         $   20.1           $   26.3
                                                                              ========           ========

Cash paid during the period for interest was $18 million and $15 million for the six months ended May 31, 1995 and 1994, respectively. Cash paid during the period for income taxes was $5 million and $19 million for the six months ended May 31, 1995 and 1994, respectively.

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

    All normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the six months ended May 31, 1995 and 1994, have been reflected. The results of operations for the six months ended May 31, 1995, are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

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

- ---------------------------------------

    The table below shows the components of the cumulative effect of the above three accounting changes:

(Millions, except per-share data)                         Amount           Per Share
- ---------------------------------                         ------           ---------

Other postretirement benefits,
  net of $130.6 in taxes                                  $(195.9)             $(6.18)
Income taxes                                                (16.5)               (.52)
Postemployment benefits,
  net of $.1 in taxes                                         (.3)               (.01)
                                                        ---------             -------
    Total                                                 $(212.7)             $(6.71)
                                                         ========              =======



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

Note E - Inventories
- --------------------
    Inventories are stated at the lower of cost or market value. A portion of the inventories is priced by use of the last-in, first-out (LIFO) method using various dollar value pools. Interim LIFO determinations may involve management's judgments of expected year-end inventory levels. Components of inventory are as follows:

                                                                       May 31,            November 30,
                                                                         1995                1994
                                                                      ---------           -----------
   Raw materials and supplies                                         $    57.4            $    51.4
   Work-in-process                                                         14.3                 14.4
   Finished products                                                       62.7                 67.0
                                                                      ---------            ---------
      Approximate replacement cost of LIFO
      inventories                                                         134.4                132.8
   Reserves, primarily LIFO                                               (42.6)               (42.4)
   Long-term contracts at average cost                                    180.4                206.0
   Progress payments                                                     (114.1)              (138.3)
                                                                      ---------            ---------
                                                                      $   158.1            $   158.1
                                                                      =========            =========

Note F - Long-term Debt and Credit Lines
- -----------------------------------------
   In April 1992, the Company converted all previously outstanding revolving loans into a three-year $450 million unsecured revolving credit facility (Facility). In March 1995, banks with commitments totaling $445 million extended the maturity date of the Facility until April 1997, which is the last extension available under the Facility. As of May 31, 1995, unused revolving lines of credit totaled $165 million. The Company pays commitment fees of 3/8 of one percent on the unused balance. Interest rates are variable, primarily based on LIBOR, and are currently at an average rate of 7.18 percent.

     The Facility contains various debt restrictions and provisions relating to net worth and interest coverage ratios. The Company is required to maintain consolidated net worth of not less than $243 million, excluding the impact of the new accounting standards and the unusual items recorded in the fourth quarter of 1994 pursuant to an amendment to the Facility. Excluding the impact of these items, the Company had net worth of $293 million at May 31, 1995 and was in compliance with the amended agreement.

     The Company had interest rate swap agreements covering a notional amount of $75 million, which expired in June 1995. The semi-annual settlement rates for these agreements were calculated as a spread between a fixed annual rate of
9.54 percent and the six-month floating LIBOR rate.

     The $115,000,000 8% Convertible Subordinated Debentures Due August 1, 2002 (Debentures) are redeemable at the option of the Company, in whole or in part, at any time on or after August 10, 1996. The Debentures are convertible at any time prior to maturity, unless previously redeemed, into shares of common stock at a conversion price of $16.065 per share (equivalent to a conversion rate of approximately 62.247 shares of Common Stock per $1,000 principal amount of Debentures) subject to adjustment in certain circumstances. The market value of the Debentures was $124 million at May 31, 1995.

     At May 31, 1995, the Company had unsecured, uncommitted lines of credit with several banks for short-term borrowings aggregating $41 million, of which $9 million was outstanding. Borrowings under such lines generally bear interest at money market rates and are payable on demand. The Company also had outstanding letters of credit totaling $29 million at May 31, 1995.

Note G - Contingencies and Uncertainties
- ----------------------------------------
Environmental Matters
- ----------------------
Sacramento, California

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

     At May 31, 1995, Aerojet had a reserve of $208 million for costs to complete the RI/FS and remediate the site and has recognized $122 million for probable future recoveries under existing settlement agreements with the United States government.

     Legal proceedings to obtain reimbursements of environmental costs from insurers are continuing; however, Aerojet presently cannot estimate the recovery that may be obtained under any policy.

Lawrence, Massachusetts

     The Company has completed a study of remediation alternatives for its closed Lawrence, Massachusetts facility, which was contaminated with PCBs and other contaminants, and has begun site remediation and off-site disposal of debris. The Company has a reserve of $31 million for the decontamination and the long-term operating and maintenance costs of this site. The reserve represents the Company's best estimate for the remaining remediation cost. The study indicated that the future remediation cost could range as high as $56 million depending on the results of future testing and the ultimate remediation alternatives undertaken at the site. The time frame for remediation is currently estimated to range from 5 to 9 years.

- ----------------------------------------------------
Muskegon, Michigan

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

Toledo, Ohio

     In 1992, the Company signed a Consent Decree with the State of Ohio relative to the remediation of PCBs at its formerly owned Toledo, Ohio facility. A remediation plan for the removal of the PCBs under the Consent Decree was approved by the State in May 1994. Site remediation is expected to be completed in 1995. The Company is in negotiations with the State of Ohio
regarding potential responsibility for cleaning an adjacent tributary.   The
Company believes that its established reserves of $2 million will be adequate to cover all future costs and expenses associated with these matters.

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

     Aerojet's investigation concluded that the principal groundwater contamination is upgradient of Aerojet's property and that low concentrations of contaminants are present in the soils of Aerojet's presently and historically owned properties. The EPA contends that Aerojet is one of the four largest sources of groundwater contamination at BPOU of the sixteen companies that the EPA identified as PRPs in January 1995. Aerojet contests the EPA's position regarding the source of contamination and the number of PRPs held responsible.

     The EPA issued a Record of Decision (ROD) on March 31, 1994 for a groundwater remediation plan for the BPOU, estimated to cost $47 million in non-recurring costs and $4 to $5 million in annual operating expense. Aerojet and other PRPs are participating in an effort by the San Gabriel Basin Water Quality Authority, EPA and water supply organizations to develop an alternative "consensus" plan in which certain water supply entities would integrate the EPA

- ----------------------------------------------------
remedial requirements into a water supply project. If implemented, the consensus plan will provide federal funding and funding from water supply entities receiving benefit from the project, thus reducing the portion of costs to be borne by the PRPs. Negotiations with the EPA, water supply organizations and other PRPs concerning the consensus plan are expected to continue through 1995 and into early 1996.

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

     Such other Superfund sites include Stringfellow (California); Organic Chemical (Michigan); Summit National (Ohio); Hardage/Criner (Oklahoma); Industrial Excess (Ohio); and Solvent Recovery Service of New England (Connecticut). Other non-Superfund sites include Westbury (New York); Four County Landfill (Indiana); and Delta Chemical (Pennsylvania). The Company's final allocated share of investigation and remediation costs at a number of these sites has not yet been determined. Based on the Company's previous experience, its allocated share has frequently been minimal, in many instances less than 1 percent. The Company has reserves of approximately $19 million as of May 31, 1995 which it believes are sufficient to cover its best estimate of its share of the environmental remediation costs at these other sites.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Material Changes in Financial Condition
- ---------------------------------------
     Cash flow used in operating activities for the first six months of fiscal 1995 was $25.7 million as compared to cash flow provided from operating activities of $63.6 million for the first six months of 1994. The increases in cash flow used in operating activities and cash provided from financing activities were primarily due to the required repurchase of $60 million of receivables previously sold under the Company's receivable-backed commercial paper program which expired on December 31, 1994 (See Note D). The Company has elected not to enter into a new receivable financing program at this time.

     At May 31, 1995, GenCorp's total debt was $423 million, an increase of $6.5 million compared to the second quarter of 1994. This change resulted from an increase of $60 million in debt to repurchase previously sold accounts receivable (See Note D) offset by repayments of $53.5 million. Interest expense in the quarter increased to $9.2 million from $7.9 million in the comparable period last year due to higher interest rates during the second quarter of 1995.

Material Changes in Results of Operations
- -----------------------------------------
     The Company's net sales in the second quarter of 1995 declined slightly to $461.9 million from $467.7 million in the second quarter of 1994. Sales growth in the automotive and polymer products business segments was offset by lower sales at Aerojet, the aerospace and defense business segment.

     Segment operating profit increased slightly to $37.4 million in the second quarter of 1995, in comparison to $37.3 million in the 1994 second quarter.
The automotive and aerospace and defense business segments recorded operating profit gains for the quarter, while the polymer products business segment experienced a decline in operating profit.

     Net income for the second quarter of fiscal year 1995 was $16.3 million amounting to $0.50 per share compared to $14.2 million or $0.45 per share in the second quarter of 1994. On a fully diluted basis, earnings per share for the second quarter of 1995 were $0.45 per share compared to $0.40 per share in the second quarter of 1994.

     The Company is encouraged by continued improved results at Aerojet indicating that the business base is now stabilizing due to an improved business climate and significant program developments over the past six months. The automotive businesses continue to make internal productivity and quality improvements to help offset customer pricing pressures and increased raw
material costs.   In the polymer products business segment, the issue of raw material costs, which is being aggressively addressed through internal performance improvement measures, continues to be an issue of concern especially in light of a somewhat weaker demand for some of its products.

     Net sales for the automotive business segment in the second quarter of 1995 were $177.3 million, 15 percent higher than the comparable 1994 second quarter. Increased sales from the Vehicle Sealing Division, including sales from HENNIGES, the Company's German original equipment automotive supplier, led growth for the quarter.

     Segment operating profit for the automotive businesses increased to $14.1 million in the second quarter of 1995, up 3 percent from the second quarter of 1994, despite consolidation of operating losses at HENNIGES. Operating performance at HENNIGES improved during the second quarter, a trend that is expected to continue throughout the year.

     During the 1995 second quarter, the Reinforced Plastics Division was awarded its first sheet molded compound business with Toyota. Several new awards were also received in the quarter by the Vibration Control Division from General Motors for the production of trailing links and from Ford for the production of advanced fluid bushings.

     Net sales for the polymer products business segment in the second quarter of 1995 were $163.4 million, 8 percent higher than the second quarter of 1994. The sales improvement was led by the Specialty Polymers and Designed Plastics Divisions.

     Segment operating profit for the polymer products businesses was $15.7 million, a decline of $1 million from the second quarter of 1994. The decline was due primarily to the raw material price increases and weaker demand for some products.

     During the 1995 second quarter, the Specialty Polymers Division grew due to strong market growth in the paper and carpeting industry. Also, Penn Racquet Sports Division introduced its new Pro Penn racquetball and complementary gloves and began manufacturing the Ektelon racquetball and the Prince Corporation private label tennis ball for distribution in Europe and the Far East. The Wallcovering Division has developed new opportunities for increased wallcovering exports and during the second quarter initial shipments of commercial wallcovering were exported to Brazil and China. Production began at the Designed Plastics Division on its new wide multi-stage roto gravure printer/embosser which will provide additional manufacturing capabilities to meet market demand.

     Negotiations continue regarding the sale of the Newcomerstown, Ohio Rigid Plastics Plant. This divestiture would allow the Plastic Films Division to focus on the growth of its woodgrain laminate and flexible films operations.

     Improvement during the second half of the year for the automotive and polymer products business segments will continue to be influenced by the U.S. economy, the strength of domestic vehicle build production and raw material cost pressures.

     Net sales for Aerojet in the second quarter of 1995 were $121.2 million compared to $162.1 million in the 1994 second quarter. Sales in the second quarter of 1994 included revenues from Aerojet's ordnance business, which was divested in May 1994, and the Advanced Solid Rocket Motor program, which was cancelled by Congress.

     Aerojet's segment operating profit for the second quarter of 1995 was $7.6 million compared to $6.9 million in the second quarter of 1994. A better contract mix contributed to the increase.

     During the second quarter, Aerojet received funding approval for the Sense and Destroy Armor (SADARM) program. The segment is also strongly positioned for a major role in the new Space Based Infrared (SBIR) surveillance program, the follow-on to the Defense Support Program (DSP).

     As recently announced, the Company has presently discontinued its efforts to divest Aerojet. Aerojet's role will be to create increased value through enhanced operational performance focused on cost reduction, profit margin expansion and cash generation.

     In May, the Company divested the Westward Look Resort in Tucson, Arizona. The resort was the last major asset remaining from GenCorp's discontinued RKO operations. The sale of this non-core business supports the Company's strategy of focusing on key commercial businesses where it holds leading market positions.

     For the six months ended May 31, 1995, the Company's net sales were $890.0 million, an increase of $20.6 million over the same period for 1994. Net other income and expense improved from an expense of $2.4 million in 1994 to income of $5.5 million in 1995 due primarily to the gain on the sale of Westward Look and of other miscellaneous assets in 1995 and the absence of costs associated with the corporate restructuring which occurred in the first half of 1994. Net income for the six months ended May 31, 1995 was $23.3 million or $0.72 per share as compared to $11.0 million or $0.35 per share for the same period in 1994 before the charge for the cumulative effect of adopting new accounting standards. Fully diluted earnings per share for the first six months of 1995 were $0.66 per share.

Environmental Matters
- ---------------------
     GenCorp's policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes a significant amount of resources and management attention to environmental matters and actively manages its ongoing processes to comply with extensive environmental laws and regulations. The Company is involved in the remediation of environmental conditions which resulted from previously accepted manufacturing and disposal practices that date back to the 1950's and 1960's from operating certain of its own plants. In addition, the Company has been designated a potentially responsible party, with other companies, at sites undergoing investigation and remediation.

     The nature of environmental investigation and cleanup activities often makes it difficult to determine the timing and amount of any estimated future costs that may be required for remedial measures. However, the Company reviews these matters and accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and its proportionate share of the amount can be reasonably estimated. The Company recognizes amounts recoverable from third parties when the collection of such amounts becomes probable. The Company's Consolidated Balance Sheet at May 31, 1995 reflects accruals of $273 million for remediation costs and amounts recoverable of $131 million from third parties for such costs.

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

                           Part II. OTHER INFORMATION
                           --------------------------

Item 1.  Legal Proceedings
- ---------------------------
     Information concerning legal proceedings relating to environmental matters at Aerojet's Sacramento, California facility and at other environmental sites which appears in Note G beginning on page 8 of this report is incorporated herein by reference.

     The Company and its subsidiaries are subject to various legal actions, governmental investigations, and proceedings relating to a wide range of matters in addition to those discussed above and in Part I of this report. In the opinion of management, after reviewing such matters and consulting with the Company's counsel, any liability which may ultimately be incurred with respect to these additional matters will not materially affect the consolidated financial position of the Company.

Item 5.  Other Information
- --------------------------
     Effective May 12, 1995, William K. Hall, President and Chief Executive Officer of Eagle Industries, Inc., was elected a director of the Company, bringing the number of directors to ten.

     Effective May 16, 1995, Sam Hughes was named President of the Company's Reinforced Plastics Division and elected a Vice President of the Company.

Item 6.  Exhibits and Reports on Form 8-K
- ------------------------------------------
        a) Exhibits
           --------

             Table                                                                           Exhibit
            Item No.                     Exhibit Description                                 Number
            ----------------------------------------------------------------------------------------
               11         Statement re computation of per share earnings                         11

               27         Financial Data Schedule                                                27
                          (Filed for EDGAR only)

        b) Reports on Form 8-K
           -------------------

           There have been no reports on Form 8-K filed during the quarter ended May 31, 1995.

                                   SIGNATURES
                                   ----------
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         GENCORP INC.



Date   July 12, 1995                     By  /s/ D.M. Steuert
       -------------                         ---------------------------------
                                            D. M. Steuert, Senior Vice President
                                            and Chief Financial Officer




Date   July 12, 1995                      By  /s/ C.R. Ennis
       -------------                         ---------------------------------
                                             C. R. Ennis, Senior Vice President,
                                             Law & Environmental Affairs;
                                             General Counsel