Form 10-Q
period 1995-08-31
GENCORP INC
filed 1995-10-11
CIK 40888

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended   August 31, 1995          Commission File Number  1-1520
                     ------------------                                --------

                                 GenCorp Inc.
                        ------------------------------
            (Exact name of registrant as specified in its charter)


        Ohio                                             34-0244000
------------------------                    -----------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


             175 Ghent Road         Fairlawn, Ohio       44333-3300
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

At September 30, 1995, there were 33,404,521 outstanding shares of GenCorp Inc.'s Common Stock, par value $.10.

GenCorp Inc.


Table of Contents
                                                                                                   Page No.
                                                                                                --------------
Part I. Financial Information

     Item 1.  Financial Statements

         Condensed Consolidated Statement of Income -
              Three Months and Nine Months Ended August 31, 1995 and 1994                             -3-

         Condensed Consolidated Balance Sheet -
              August 31, 1995 and November 30, 1994                                                   -4-

         Condensed Consolidated Statement of Cash Flows -
              Nine Months Ended August 31, 1995 and 1994                                              -5-

         Notes to the Unaudited Interim Condensed Consolidated
              Financial Statements                                                                    -6-

     Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                                  -12-

Part II.  Other Information

     Item 1.  Legal Proceedings                                                                      -15-

     Item 5.  Other Information                                                                      -15-

     Item 6.  Exhibits and Reports on Form 8-K                                                       -15-

Signatures                                                                                           -16-

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

                                 GenCorp Inc.
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                 (Dollars in millions, except per share data)


                                                                         Unaudited                    Unaudited
                                                                    Three Months Ended            Nine Months Ended
                                                                  ----------------------        ------------------------
                                                                  Aug. 31,        Aug. 31,      Aug. 31,       Aug. 31,
                                                                    1995           1994           1995           1994
                                                                  ---------      ---------      ---------      ---------
NET SALES                                                         $   431.4      $   374.4     $  1,321.4     $  1,243.8
                                                                  ---------      ---------     ----------     ----------
COSTS AND EXPENSES
Cost of products sold                                                 364.7          310.3        1,114.4        1,052.8
Selling, general and administrative                                    47.1           43.9          136.2          134.8
Interest expense                                                        8.3            7.9           26.2           23.1
Other (income) and expense, net                                        (2.0)           1.7           (7.5)           4.1
                                                                  ---------      ---------     ----------     ----------

                                                                      418.1          363.8        1,269.3        1,214.8
                                                                  ---------      ---------     ----------     ----------

INCOME BEFORE INCOME TAXES                                             13.3           10.6           52.1           29.0
Provision for income taxes                                              5.3            4.2           20.8           11.6
                                                                  ---------      ---------     ----------     ----------

INCOME BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGES                                          8.0            6.4           31.3           17.4

Cumulative effect of accounting changes
   (Note B)                                                              -              -              -         (212.7)
                                                                  --------       --------       --------       --------

NET INCOME (LOSS)                                                 $    8.0       $    6.4       $   31.3      $  (195.3)
                                                                  ========       ========       ========      =========

EARNINGS (LOSS) PER SHARE
  OF COMMON STOCK (NOTE C)
Primary:
   Before cumulative effect of accounting changes                 $    .24       $    .20       $    .96      $     .55
   Cumulative effect of accounting changes
       (Note B)                                                          -              -              -          (6.71)
                                                                  --------       --------       --------       --------

   Earnings (Loss) Per Share                                      $    .24       $    .20       $    .96      $   (6.16)
                                                                  ========       ========       ========      =========

Fully Diluted:
   Before cumulative effect of accounting changes                 $    .23       $    .20       $    .89      $     .55
   Cumulative effect of accounting changes
       (Note B)                                                          -              -              -          (6.71)
                                                                  --------       --------       --------       --------

   Earnings (Loss) Per Share                                      $    .23       $    .20       $    .89      $   (6.16)
                                                                  ========       ========       ========      =========

Average number of shares of common
   stock outstanding (in thousands)
Primary                                                             33,362         31,731         32,620         31,731
Fully diluted                                                       40,520         38,889         39,778         38,889

Cash dividends paid per share of common stock                     $    .15       $    .15       $    .45      $     .45


    The accompanying notes to the unaudited interim condensed consolidated financial statements are an integral part of these statements.

                                  GenCorp Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in millions)

                                                                      Unaudited             Audited
                                                                      August 31,           November 30,
                                                                         1995                 1994
                                                                    -------------       -----------------
CURRENT ASSETS:
Cash and equivalents                                                $     19.5            $     22.4
Marketable securities                                                      7.5                   7.3
Accounts receivable (Note D)                                             244.6                 190.1
Inventories (Note E)                                                     148.0                 158.1
Prepaid expenses                                                          33.2                  42.9
                                                                    ----------            ----------
TOTAL CURRENT ASSETS                                                     452.8                 420.8
                                                                    ----------            ----------

Recoverable from U.S. government and third
   parties for environmental remediation                                 122.5                 125.0
Deferred income taxes                                                    166.0                 158.1
Prepaid pension                                                          106.1                 102.2
Investments and other assets                                              71.4                  83.1

Property, plant and equipment:
   At cost                                                             1,317.4               1,294.4
   Accumulated depreciation                                             (773.5)               (728.4)
                                                                    ----------            ----------
      Net property, plant and equipment                                  543.9                 566.0
                                                                    ----------            ----------
TOTAL ASSETS                                                        $  1,462.7            $  1,455.2
                                                                    ==========            ==========


CURRENT LIABILITIES:
Notes payable                                                       $     19.3            $      6.9
Accounts payable - trade                                                  83.2                 103.7
Income taxes                                                              22.2                  19.0
Other current liabilities                                                204.2                 237.7
                                                                    ----------            ----------
TOTAL CURRENT LIABILITIES                                                328.9                 367.3
                                                                    ----------            ----------

Long-term debt (Notes D and F)                                           420.3                 377.6
Postretirement benefits other than pensions                              374.0                 373.5
Environmental reserves                                                   247.8                 255.3
Other long-term liabilities                                               59.9                  88.4
Contingencies (Note G)

SHAREHOLDERS' EQUITY (DEFICIT)
Preference stock - (none outstanding)                                        -                     -
Common stock - $.10 par value; 32.6 million
   shares outstanding                                                      3.3                   3.2
Other capital                                                             20.4                   4.9
Retained earnings (deficit)                                                 .5                 (16.0)
Currency translation adjustment                                            7.6                   1.0
                                                                    ----------            ----------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                      31.8                  (6.9)
                                                                    ----------            ----------
TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY (DEFICIT)                                                 $  1,462.7            $  1,455.2
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

                                  GenCorp Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in millions)

                                                                                       Unaudited
                                                                                   Nine Months Ended
                                                                              -------------------------
                                                                                      August 31,
                                                                                1995               1994
                                                                            ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                             $   31.3          $  (195.3)
Cumulative effect of accounting changes                                              -              212.7
Depreciation and amortization                                                     57.1               56.5
(Increase) Decrease in working capital                                           (92.3)               2.9
(Increase) Decrease in deferred income taxes                                      (7.9)               7.0
Other - net                                                                      (21.5)              (2.3)
                                                                              --------           --------
NET CASH (USED IN) OR PROVIDED FROM
    OPERATING ACTIVITIES                                                         (33.3)              81.5
                                                                              --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                             (39.9)             (42.0)
Investments and other - net                                                        7.8                1.8
                                                                              --------           --------
NET CASH USED IN INVESTING ACTIVITIES                                            (32.1)             (40.2)
                                                                              --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term debt incurred (paid)                                               12.4              ( 7.9)
Long-term debt incurred                                                          215.1              244.8
Long-term debt paid                                                             (172.4)            (258.7)
Dividends                                                                        (14.8)             (14.3)
Other equity transactions                                                         22.2                 .9
                                                                              --------           --------
NET CASH PROVIDED FROM OR (USED IN)
    FINANCING ACTIVITIES                                                          62.5              (35.2)
                                                                              --------           --------

NET (DECREASE) OR INCREASE IN CASH AND EQUIVALENTS                                (2.9)               6.1
Cash and equivalents at beginning of year                                         22.4               15.8
                                                                              --------           --------
Cash and equivalents at end of period                                         $   19.5           $   21.9
                                                                              ========           ========

Cash paid during the period for interest was $28 million and $26 million for the nine months ended August 31, 1995 and 1994, respectively. Cash paid during the period for income taxes was $11 million and $21 million for the nine months ended August 31, 1995 and 1994, respectively.

    The accompanying notes to the unaudited interim condensed consolidated financial statements are an integral part of these statements.

                                 GenCorp Inc.
            NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS

Note A - Basis of Presentation
------------------------------

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

    All normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the nine months ended August 31, 1995 and 1994, have been reflected. The results of operations for the nine months ended August 31, 1995, are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

    Certain reclassifications have been made to conform prior year's data to the current presentation.

Note B - Accounting Changes
---------------------------

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

---------------------------------------

    The table below shows the components of the cumulative effect of the above three accounting changes:

(Millions, except per-share data)                          Amount           Per Share
-------------------------------------------------------------------------------------
Other postretirement benefits,
  net of $130.6 in taxes                                  $(195.9)             $(6.18)
Income taxes                                                (16.5)               (.52)
Postemployment benefits,
  net of $.1 in taxes                                         (.3)               (.01)
                                                        ---------             -------
    Total                                                 $(212.7)             $(6.71)
                                                        =========             =======



Note C - Net Income Per Share of Common Stock
---------------------------------------------

    Primary earnings per share of common stock are calculated by dividing net income by the weighted average number of common shares outstanding adjusted for the inclusion of stock options and shares to be issued under other stock based compensation programs. For fully diluted earnings per share, net income and shares outstanding have also been adjusted as if the Company's $115,000,000 8% Convertible Subordinated Debentures Due August 1, 2002 had been converted.
(See Note F for further information regarding the debentures.)

Note D - Accounts Receivable
----------------------------

    Accounts receivable as shown in the Company's Condensed Consolidated Balance Sheet are net of $60 million for 1994 representing the interests in receivables sold under a receivable financing program. When this program expired on December 31, 1994, the Company used its existing borrowing capacity to repurchase outstanding receivables previously sold under this agreement.

Note E - Inventories
--------------------

    Inventories are stated at the lower of cost or market value. A portion of the inventories is priced by use of the last-in, first-out (LIFO) method using various dollar value pools. Interim LIFO determinations may involve management's judgments of expected year-end inventory levels. Components of inventory are as follows:

                                                                       August 31,         November 30,
                                                                         1995                 1994
                                                                    ----------------    -----------------
   Raw materials and supplies                                         $    55.4            $    51.4
   Work-in-process                                                         16.6                 14.4
   Finished products                                                       65.3                 67.0
                                                                      ---------            ---------
      Approximate replacement cost of LIFO
      inventories                                                         137.3                132.8
   Reserves, primarily LIFO                                               (43.0)               (42.4)
   Long-term contracts at average cost                                    168.5                206.0
   Progress payments                                                     (114.8)              (138.3)
                                                                      ---------            ---------
                                                                      $   148.0            $   158.1
                                                                      =========            =========

Note F - Long-term Debt and Credit Lines
----------------------------------------

      In March 1995, banks with commitments totaling $445 million extended the maturity date of the Company's $450 million unsecured revolving credit facility (Facility) until April 1997. As of August 31, 1995, unused revolving lines of credit totaled $155 million. The Company pays commitment fees of 3/8 of one percent on the unused balance. Interest rates are variable, primarily based on LIBOR, and are currently at an average rate of 6.96 percent.

     The Facility contains various debt restrictions and provisions relating to net worth and interest coverage ratios. The Company is required to maintain consolidated net worth of not less than $243 million, excluding the impact of the accounting standards discussed in Note B and the unusual items recorded in the fourth quarter of 1994 pursuant to an amendment to the Facility. Excluding the impact of these items, the Company had net worth of $302.2 million at August 31, 1995 and was in compliance with the amended agreement.

     The Company had interest rate swap agreements covering a notional amount of $75 million, which expired in June 1995. The semi-annual settlement rates for these agreements were calculated as a spread between a fixed annual rate of
9.54 percent and the six-month floating LIBOR rate.

     The $115,000,000 8% Convertible Subordinated Debentures Due August 1, 2002 (Debentures) are redeemable at the option of the Company, in whole or in part, at any time on or after August 10, 1996. The Debentures are convertible at any time prior to maturity, unless previously redeemed, into shares of common stock at a conversion price of $16.065 per share (equivalent to a conversion rate of approximately 62.247 shares of Common Stock per $1,000 principal amount of Debentures) subject to adjustment in certain circumstances. The market value of the Debentures was $113.9 million at August 31, 1995.

     At August 31, 1995, the Company had unsecured, uncommitted lines of credit with several banks for short-term borrowings aggregating $47.6 million, of which $15.1 million was outstanding. Borrowings under such lines generally bear interest at money market rates and are payable on demand. The Company also had outstanding letters of credit totaling $29.5 million at August 31, 1995.

Note G - Contingencies and Uncertainties
----------------------------------------

Environmental Matters
---------------------

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

     The Decree requires Aerojet to conduct a Remedial Investigation/ Feasibility Study (RI/FS) of the Sacramento site and prepare an RI/FS report on specific environmental conditions present at the site and alternatives available to remedy such conditions. The Decree does not require Aerojet to perform final remedial measures at the site. Additionally, Aerojet is required to pay for certain costs associated with ongoing government oversight of Aerojet's compliance with the Decree.

----------------------------------------------------

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

     At August 31, 1995, Aerojet had a reserve of $206 million for costs to complete the RI/FS and remediate the site and has recognized $121 million for probable future recoveries under existing settlement agreements with the United States government.

     Legal proceedings to obtain reimbursements of environmental costs from insurers are continuing; however, Aerojet presently cannot estimate the recovery that may be obtained under any policy.

Lawrence, Massachusetts

     The Company has completed a study of remediation alternatives for its closed Lawrence, Massachusetts facility, which was contaminated with PCBs and other contaminants, and has begun site remediation and off-site disposal of debris. The Company has a reserve of $31 million for the decontamination and the long-term operating and maintenance costs of this site. The reserve represents the Company's best estimate for the remaining remediation cost which could range as high as $53 million depending on the results of future testing and the ultimate remediation alternatives undertaken at the site. The time frame for remediation is currently estimated to range from 5 to 9 years.

Muskegon, Michigan

     Aerojet and its two inactive Cordova Chemical subsidiaries (Cordova) have been involved in litigation regarding a former Cordova facility in Muskegon, Michigan where the EPA has conducted an RI/FS under the Superfund law. The United States District Court for the Western District of Michigan previously ruled that Aerojet and Cordova were liable under the Superfund law with a former owner/operator of the facility for remediation at the site, but the United States Court of Appeals for the Sixth Circuit on July 14, 1995 reversed the decision of the District Court. Separately, the State of Michigan Court of Claims previously ruled that the State of Michigan is obligated to indemnify Cordova for remediation costs which it incurs at the site. On July 14, 1995, the Michigan Court of Appeals affirmed the decision of the Court of Claims, and on September 20, 1995, the Michigan Court of Appeals denied the State of Michigan's motion for a rehearing.

----------------------------------------------------

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

Toledo, Ohio

     In 1992, the Company signed a Consent Decree with the State of Ohio relative to the remediation of PCBs at its formerly owned Toledo, Ohio facility. A remediation plan for the removal of the PCBs under the Consent Decree was approved by the State in May 1994. Site remediation is expected to be completed in 1995. The Company is in negotiations with the State of Ohio
regarding potential responsibility for cleaning an adjacent tributary.   The
Company believes that its established reserves of $1 million will be adequate to cover all future costs and expenses associated with these matters.

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

Other Sites

     The Company is also currently involved, together with other companies, in 20 other Superfund sites on the National Priority List under the federal Comprehensive Environmental Response, Compensation, and Liability Act (Superfund) and 21 other non-Superfund sites. In many instances, the Company's liability and its proportionate share of costs has not been determined largely due to uncertainties as to the nature and extent of site conditions, the Company's involvement and potential recoveries from insurance and other sources. While government agencies frequently claim potentially responsible parties are jointly and severally liable at such sites, in the Company's experience, interim and final allocations of liability costs are generally made based on relative contributions of waste.

     Such other Superfund sites include Stringfellow (California); Organic Chemical (Michigan); Summit National (Ohio); Hardage/Criner (Oklahoma); Industrial Excess (Ohio); and Solvent Recovery Service of New England (Connecticut). Other non-Superfund sites include Westbury (New York); Four County Landfill (Indiana); and Delta Chemical (Pennsylvania). The Company's final allocated share of investigation and remediation costs at a number of these sites has not yet been determined. Based on the Company's previous experience, its allocated share has frequently been minimal, in many instances less than 1 percent. The Company has reserves of approximately $17 million as of August 31, 1995 which it believes are sufficient to cover its best estimate of its share of the environmental remediation costs at these other sites.

Environmental Summary
---------------------

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

Other Legal Matters
-------------------

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Material Changes in Financial Condition
---------------------------------------

     Cash flow used in operating activities for the first nine months of fiscal 1995 was $33.3 million as compared to cash flow provided from operating activities of $81.5 million for the first nine months of 1994. The increases in cash flow used in operating activities and cash provided from financing activities were primarily due to the required repurchase of $60 million of receivables previously sold under the Company's receivable-backed commercial paper program which expired on December 31, 1994 (see Note D). The Company has elected not to enter into a new receivable financing program at this time.

     At August 31, 1995, GenCorp's total debt was $439.6 million, an increase
of $22.1 million compared to the third quarter of 1994.   This change resulted
from an increase of $60 million in debt to repurchase previously sold accounts receivable (see Note D) offset by net repayments of $37.9 million. Interest expense in the quarter increased to $8.3 million from $7.9 million in the comparable period last year due to higher interest rates during the third quarter of 1995.

Material Changes in Results of Operations
-----------------------------------------

     The Company's net sales in the third quarter of 1995 increased 15.2 percent to $431.4 million from $374.4 million in the third quarter of 1994. Sales growth occurred in all three business segments; automotive, polymer products and Aerojet, the Company's aerospace and defense segment.

     Segment operating profit declined slightly to $22.3 million in the third quarter of 1995, from $23.5 million in the third quarter of 1994. Improved earnings in the polymer products segment were offset by declines in the automotive segment and at Aerojet.

     Net income for the third quarter of fiscal year 1995 was $8.0 million, amounting to $0.24 per share compared to $6.4 million, or $0.20 per share in the third quarter of 1994. On a fully diluted basis, earnings per share for the third quarter of 1995 were $0.23 per share compared to $0.20 per share in the third quarter of 1994.

     The Company is encouraged by the fact that sales, net income and earnings per share have improved over 1994, which positively reflects the program of change initiated in mid-1994. The Company will continue to aggressively address issues and implement changes that will improve manufacturing operations and efficiencies and further reduce overhead costs.

     Net sales for Aerojet in the third quarter of 1995 were $132.3 million, an increase of 30.9 percent over the 1994 third quarter. The increase primarily reflects higher volume on the Defense Support Program (DSP) and close-out of the Small ICBM contract.

     Aerojet's segment operating profit for the third quarter of 1995 was $7.5 million compared to $8.0 million earned in the third quarter of 1994. Higher profit on defense electronic programs was offset by lower margins in the propulsion business and start-up costs associated with the segment's new commercial business for the manufacture of natural gas sensor and storage products.

-----------------------------------------------------

     Aerojet's business base has stabilized and new significant program developments are beginning to take shape. During the quarter, Aerojet was selected as one of two teams by the Air Force for the pre-development phase of the Space Based Infrared System (SBIRS). The SBIRS is a satellite surveillance system that will provide early warning and tracking of missile launches worldwide and is the replacement system for the DSP. Aerojet was also part of a team awarded a new contract from the Air Force for the Evolved Expendable Launch Vehicle (EELV). The EELV is the Air Force's low cost replacement launch vehicle which will carry payloads now being carried into space by the Delta, Atlas and Titan rockets.

     Net sales for the automotive business segment in the third quarter of 1995 increased 10.6 percent to $140.0 million, compared to $126.6 million in the third quarter of 1994. International sales from HENNIGES, the Company's German automotive supplier, contributed to the segment's increased sales. Domestic automotive sales declined 10 percent during the quarter as compared to the third quarter of 1994, primarily derived by lower builds on several key platforms.

     Segment operating profit for the automotive businesses declined to $.8 million in the third quarter of 1995, from $4.2 million in the third quarter of 1994. Lower domestic volumes contributed to the decline, particularly in the Reinforced Plastics Division. Profit was also impacted by start-up costs for the Automotive Occupant Sensor (AOS) business.

     During the 1995 third quarter, a strategic decision was made to fund the AOS, a unique sensor technology developed by Aerojet using core defense technologies as a dual use application for use in automotive airbag restraint systems. The Company is actively involved in marketing this promising new product line to its automotive OEM customers for inclusion of the AOS on future vehicles. HENNIGES continues to make substantial progress in reducing its cost structure and positioning the business for a return to profitability late this year and throughout 1996.

     Net sales for the polymer products business segment in the third quarter of 1995 increased 8.5 percent to $159.1 million, compared to $146.7 million in the third quarter of 1994. Specialty Polymers and Designed Plastics contributed to the sales improvement.

     Segment operating profit for the polymer products businesses was $14.0 million, an increase of $2.7 million from the third quarter of 1994. An emphasis on productivity improvements, coupled with increased volume, resulted in the improved profits for the quarter.

     During the 1995 third quarter, the Specialty Polymers Division showed continued growth in the paper and carpeting industry markets and received superior quality awards from six key paper customers. At Penn Racquet Sports Division, a strategic alliance was finalized with Babolat S.A. France. Penn is now the exclusive U.S. marketing, sales and distribution agent for all Babolat products, including strings, grips and accessories.

     The Company realigned its Designed Plastics, Plastic Films and Wallcovering divisions to facilitate sharing of resources among similar product lines and better position the divisions for future growth. The realignment consolidates the management of manufacturing operations for the three divisions to improve manufacturing synergies and efficiencies of plant operations.
Sales, marketing and design efforts will be focused more on new business opportunities in the polymer markets served.

-----------------------------------------------------

     During the third quarter of 1995, the Company converted certain grants under a former stock-based compensation plan from a variable to a fixed stock plan. As a result, shareholders' equity and pre-tax income were increased by $5.4 million and $2.4 million, respectively.

     For the nine months ended August 31, 1995, the Company's net sales were $1,321.4 million, an increase of $77.6 million over the same period for 1994. Net other income and expense improved from an expense of $4.1 million in 1994 to income of $7.5 million in 1995. The improvement was due primarily to the gain on the sale of Westward Look and of other miscellaneous assets and an increase in tooling income in 1995 combined with the absence of costs associated with the 1994 corporate restructuring program. Net income for the nine months ended August 31, 1995 was $31.3 million or $0.96 per share as compared to $17.4 million or $0.55 per share for the same period in 1994 before the charge for the cumulative effect of adopting new accounting standards. Fully diluted earnings per share for the first nine months of 1995 were $0.89 per share.

Environmental Matters
---------------------

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

     The nature of environmental investigation and cleanup activities often makes it difficult to determine the timing and amount of any estimated future costs that may be required for remedial measures. However, the Company reviews these matters and accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and its proportionate share of the amount can be reasonably estimated. The Company recognizes amounts recoverable from third parties when the collection of such amounts becomes probable. The Company's Consolidated Balance Sheet at August 31, 1995 reflects accruals of $269 million for remediation costs and amounts recoverable of $130 million from third parties for such costs.

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

Item 1.  Legal Proceedings
--------------------------

     Information concerning legal proceedings relating to environmental matters at Aerojet's Sacramento, California facility and at other environmental sites which appears in Note G beginning on page 8 of this report is incorporated herein by reference.

     Effective January 1, 1991, the Company modified its medical benefit plan for salaried employees who had retired. The modifications included increases to retiree-paid deductibles and co-payments, a Medicare "carve-out" provision and an increase in the maximum lifetime benefit. In January 1992, a group of salaried retirees filed a class action challenging the Company's right to implement the benefit plan changes, Dague, et al. v. GenCorp Inc., No. 5:91 CV 2617 (U.S.D.C., N.D. Ohio). On August 27, 1993, the District Court granted summary judgment for GenCorp, holding that the Company had consistently reserved its right within relevant plan documents to modify retiree medical benefits. The ruling rendered moot the retirees' motion for class certification. On August 24, 1993, the retirees appealed the District Court's decision to the U.S. Court of Appeals. On August 3, 1995, the U.S. Court of Appeals upheld the District Court's grant of summary judgement for GenCorp.

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

Item 5.  Other Information
--------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
        a) Exhibits
           --------

             Table                                                                            Exhibit
            Item No.                     Exhibit Description                                  Number
            -----------------------------------------------------------------------------------------
               11         Statement re computation of per share earnings                         11

               27         Financial Data Schedule                                                27
                          (Filed for EDGAR only)

        b) Reports on Form 8-K
           -------------------

           There have been no reports on Form 8-K filed during the quarter ended August 31, 1995.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  GENCORP INC.



Date   October 10, 1995           By    /s/ D. M. Steuert
     -------------------            ----------------------------------
                                    D. M. Steuert, Senior Vice President
                                    and Chief Financial Officer




Date   October 10, 1995           By    /s/ C. R. Ennis
     -------------------            ----------------------------------
                                    C. R. Ennis, Senior Vice President,
                                    Law & Environmental Affairs;
                                    General Counsel