Form 10-K405
period 1995-11-30
GENCORP INC
filed 1996-02-16
CIK 40888

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 1995        Commission File Number 1-1520

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 1996, was $406,950,454.

     As of January 31, 1996, there were 33,400,963 outstanding shares of the Company's Common Stock, 10c par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1996 Proxy Statement of GenCorp Inc. are incorporated into
Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  GENCORP INC.

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1995

                               TABLE OF CONTENTS

   ITEM
  NUMBER                                                                                PAGE
  ------                                                                                ----
                                         PART I
     1     Business...................................................................     1
     2     Properties.................................................................     4
     3     Legal Proceedings..........................................................     6
     4     Submission of Matters to a Vote of Security Holders........................     6
           Executive Officers of the Registrant.......................................     7
                                      PART II
     5     Market for Registrant's Common Equity and Related Stockholder Matters......     8
     6     Selected Financial Data....................................................     8
     7     Management's Discussion and Analysis of Financial Condition and
             Results of Operations....................................................     9
     8     Consolidated Financial Statements and Supplementary Data...................    12
     9     Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure.....................................................    12
                                       PART III
    10     Directors and Executive Officers of the Registrant.........................    37
    11     Executive Compensation.....................................................    37
    12     Security Ownership of Certain Beneficial Owners and Management.............    37
    13     Certain Relationships and Related Transactions.............................    37
                                        PART IV
    14     Exhibits, Financial Statement Schedules and Reports on Form 8-K............    37
           Signatures.................................................................    38
           Index to Financial Statements and Financial Statement Schedules............  GC-1
           Exhibit Index..............................................................     i

                                     PART I

ITEM 1.  BUSINESS

     GenCorp Inc. (hereinafter the "Company" or "GenCorp") was incorporated in Ohio in 1915 as The General Tire & Rubber Company. The Company's operations are grouped into three business segments: its automotive business, its polymer products business and its aerospace and defense business, Aerojet-General Corporation ("Aerojet"). The divisions of these segments engage in such diverse businesses as molded reinforced plastics, extruded and molded rubber products, vinyl-coated fabrics, vinyl woodgrain laminates, plastic films, plastic extrusions, decorative wallcoverings, single-ply roofing systems, tennis balls and racquetballs, styrene and butadiene based specialty latices, liquid and solid rocket propulsion systems, and defense electronics. As of November 30, 1995, the Company employed approximately 11,700 persons. (Financial information relating to the Company's business segments appears on pages 31 through 33 of this report.)

     The Company and its businesses utilize the Corporate Technology Center in Akron, Ohio to develop new products and improve existing products and processes. The Center has a key role in the Company's technical activity and supports design and development efforts across the Company. The corporate technology staff is organized into seven Centers of Excellence with focused responsibility for analytical services, mechanical dynamic testing, advanced materials, engineering design and analysis, adhesives and coatings, structure composites engineering, and advanced manufacturing process engineering. A number of design and development centers focus on specific areas of various businesses and each plant has dedicated engineering services. (Information relating to research and development expense is set forth in Note E on page 19 of this report.)

     The Company licenses technology and owns patents, which expire at various times, relating to many of its products. The loss or expiration of any one or more of them would not materially affect the business of the Company or any of its segments. The important trademarks of the Company are registered in its major marketing areas.

     Although GenCorp's business is not seasonal in the traditional sense, the aerospace and defense business' revenues and earnings have tended to concentrate to some degree in the fourth quarter of each year reflecting delivery schedules associated with that segment's mix of contracts. The automotive business' revenues and earnings have tended to concentrate to some degree in the second and fourth quarters of the Company's fiscal year, generally as a consequence of seasonality in the automotive industry's build schedules and in response to customers' preparation for annual model changes.

     Compliance with laws and regulations relating to the discharge of materials into the environment or the protection of the environment continues to affect many of the Company's operating facilities. A discussion of capital and noncapital environmental expenditures incurred in 1995 and forecasted for 1996 and 1997 for environmental compliance is included under the heading Environmental Matters on pages 11 and 12 of this report. Environmental matters discussed on pages 11 and 12 and in Note R beginning on page 28 of this report are incorporated herein by reference.

AUTOMOTIVE

     Revenues of the Company's automotive business are principally derived from the development, manufacture and sale of highly engineered polymer products developed for the original equipment automotive market. Applications include extruded and molded rubber products for vehicle body and window sealing, molded reinforced plastic panels for automobile and light and heavy truck bodies and molded rubber-to-metal products for vibration control.

     The Vehicle Sealing Division is a leading producer and supplier of extruded and molded rubber products engineered to prevent air, moisture and noise from penetrating windows, doors and other openings. This unit supplies products to the major domestic automotive companies for use in a wide variety of vehicles including the General Motors full-size pickup truck, the Suburban, Tahoe and Yukon, the small pickup truck, Blazer and Jimmy, the Ford Ranger small pickup, the Ford Explorer and the General Motors Achieva, GrandAm and Skylark. During 1994 GenCorp acquired the remaining 75.5% equity interest in HENNIGES Elastomer-und Kunststofftechnik GmbH & Co. KG, and its related companies. This division also manages a thermoplastics extrusion unit which is a leading producer of gaskets, seals, trim and magnetic rolls for the appliance, automotive and office equipment industries.

     In December 1995, the Company announced it is pursuing options for its Reinforced Plastics Division to offset the anticipated loss of the General Motors' U-Van (Lumina) program. As previously announced, General Motors is converting its U-Van composite components to steel for model years 1997 and beyond. The Reinforced Plastics Division, a leader in Sheet Molding Compound
(SMC) composite components, has been producing composite lift gates, doors, passenger side panels and other components for the U-Van since 1989. Production of U-Van components is scheduled to end in mid-1996. Options being pursued include strategic alliances, new market opportunities and consolidation with other SMC molders through the merger or sale of the business.

     On February 15, 1996, the Company announced that it had completed the sale of its Vibration Control Division to BTR Antivibration Systems, Inc., a subsidiary of BTR plc. The Vibration Control Division produces and supplies molded rubber-to-metal products which counteract the impact and disturbance of vibrations emanating from the power train and from road conditions.

     During 1995, the Sensor Products Division was established with the opening of an application engineering center in Bloomfield Hills, Michigan. The first product of this new division is an Automotive Occupant Sensor (AOS) used to control airbag deployment and derived from Aerojet's defense sensor and electronics technology. A U.S. patent for the base technology was issued in January 1996 and numerous ongoing product development programs with Original Equipment Manufacturer (OEM) customers are under way. The Company is currently pursuing a strategic partner to jointly develop, produce and/or market this product line globally.

     Automotive products are sold directly to OEM customers or their suppliers. Automotive customers include the major domestic automobile manufacturers, the loss of one or more of which would have a material adverse effect on this segment. Sales to General Motors in 1995 were at least ten percent of the Company's net sales.

     The emergence of foreign vehicle manufacturing facilities in North America has significantly changed the original equipment market in recent years. Competition based upon price, quality, service, technology and reputation is intense. Increased sales revenue due to the acquisition of Henniges in late 1994 was partially offset by reduced volume on a few key domestic platforms. The domestic volume reduction coupled with continued OEM price pressures, increased raw material costs, and start-up costs associated with the new Sensor Products Division resulted in lower operating profit in 1995 versus 1994. Raw materials required by this segment are generally in good supply.

POLYMER PRODUCTS

     Revenues of the Company's polymer products business are generated through the design, manufacture and sale of specialty polymers and decorative products for a variety of industrial, commercial and consumer markets. The polymer products business has a broad base of commercial and industrial customers, the loss of any one of which would not have a material adverse effect on the segment's business.

     The Decorative and Building Products Division is a diverse supplier in three product areas. The division is a major seller of vinyl coated fabrics for the home furnishings and marine industries and for a variety of other industrial and commercial industries. The division is also a leading seller of vinyl woodgrain laminates for furniture and consumer electronics and double-polished clear vinyl films for the office products and stationery markets. The division also markets decorative and engineered thermoplastic films for manufacturers of furniture, ceiling tiles, and industrial applications. In addition, the division designs and sells material systems for a wide range of commercial roofing applications.

     The Wallcovering Division designs and markets a full line of decorative products for commercial and residential wallcovering applications.

     The Designed Products Manufacturing Division consolidates all polymer plastics manufacturing operations into one synergistic base to support the Company's Wallcovering, Coated Fabrics, Plastic Films and Building Systems businesses. This division features highly efficient thermoplastics manufacturing including calendering, lamination, decorative printing and coating applications.

     The Specialty Polymers Division produces and markets a comprehensive line of specialty latices used as coatings for paper, as binding agents for carpets and nonwoven fabrics and as tire cord adhesives. The division also produces adhesives and in-mold coatings for automotive reinforced plastic applications.

     Penn Racquet Sports is one of the world's largest manufacturers of tennis balls and racquetballs. Tennis and racquetball accessories are purchased for resale under the "Penn" trademark.

     Methods of distribution utilized by the divisions of the polymer products business segment vary widely depending on the nature of the products and the industry or market served, with products being sold either directly or through distributors. Penn products are marketed worldwide. The Company has an agreement with Head Racquet Sports to distribute Penn(R) tennis balls in France, Italy, Germany, Austria and Switzerland. In addition, the Company has entered into an exclusive distribution agreement with Babolat S. A. France for North American sale of racquet strings, professional stringing equipment and related accessories.

     Competition based upon price, quality, service, technology and reputation is intense with respect to virtually all products marketed by this business segment and, to a substantial degree, upon design and style in the wallcovering and most other coated fabrics and plastic film products. The Company believes that it continues to be a major competitor in the markets served by this segment, and that the raw materials required are generally available. To date, the Company has been successful in mitigating the effects of higher raw material costs through productivity improvements, operating cost reductions and product pricing. High raw material costs stabilized somewhat in the latter portion of 1995, a trend expected to continue into 1996, but which is very sensitive to, and dependent on, worldwide demand.

AEROSPACE AND DEFENSE

     Aerojet develops, manufactures and markets solid and liquid rocket propulsion systems, smart munitions systems, electronic sensor surveillance systems, earth sensing systems and related defense products and services.

     Aerojet has concentrated for the past several years on obtaining contracts that provide a balance between technology development and long-term production, as well as between defense and space programs. More recently, efforts have been expanded to include the pursuit of nondefense domestic and international market opportunities that take advantage of the segment's technologies, engineering and manufacturing expertise and capabilities. In this regard, Aerojet plans to expand its commercial specialty chemical and materials product area.

     The aerospace and defense business programs have included the Titan, Minuteman, Standard Missile and Delta propulsion programs; satellite surveillance sensor systems; the Sense and Destroy Armor (SADARM) program; earth sensing systems; TOW 2B armaments; and ground data processing systems. Aerojet is also active in a variety of new development and advanced programs related to defense and space applications including satellite, launch, and armament systems. Aerojet believes that its experience in these areas will enable it to continue to participate in the future funding of these or similar programs. Most of the sales of this business are made directly or indirectly to agencies of the United States government pursuant to contracts or subcontracts which are subject to termination for convenience (with compensation) by the government in accordance with Federal Acquisition Regulations.

     The Small ICBM program was terminated and new production under the Peacekeeper program was canceled during 1992. During August 1995, Aerojet negotiated a final contract termination settlement with the U.S. Air Force on the Small ICBM program and recorded final termination sales. These two programs accounted for sales of approximately $14 million in 1994. Close-out sales activity in 1995 was $23 million.

     Aerojet was a major subcontractor to Lockheed for the ASRM program. The program was officially terminated by NASA on October 27, 1993. During November 1994, Aerojet completed negotiation of a comprehensive termination settlement with NASA and recorded final sales under the subcontract. Termination efforts accounted for $68 million in sales in 1994.

     Aerojet's direct and indirect sales to the United States Government and its agencies (principally the Department of Defense) were approximately $490 million in 1995, $578 million in 1994 and $847 million in 1993. Competition based upon price, technology, quality and service is intense for all products and services in this business segment and has increased with the decline in the national defense budget and the continuing consolidation of the industry. There are several other major companies with the technology and capacity to produce most of the products manufactured and sold by Aerojet, and in some areas, the government has its own manufacturing capabilities. With the termination of the ASRM program and the sale of the majority of its Ordnance business, Aerojet announced a major streamlining and restructuring effort late in 1993 that was completed in mid 1994 and has also taken additional measures that have reduced costs significantly in 1995. Aerojet believes it remains competitive in its markets.

     Backlog orders in the aerospace and defense businesses are commonplace and significant. Aerojet's contract backlog was approximately $0.9 billion at November 30, 1995, compared to $1.1 billion at November 30, 1994. Funded backlog, which includes only the amount of those contracts for which money has been authorized by Congress, totaled approximately $0.5 billion at November 30, 1995, compared with approximately $0.6 billion at November 30, 1994. Raw materials required by this segment are generally in adequate supply.

ITEM 2.  PROPERTIES

     Operating, manufacturing, research, design and/or marketing facilities of the Company and its businesses are set forth below.

FACILITIES

Corporate Headquarters:                  Foreign Office:
GenCorp Inc.                             GenCorp Overseas Inc.
175 Ghent Road                           52 Telok Blangah Road
Fairlawn, Ohio 44333-3300                #02-04 Telok Blangah House
216/869-4200                             Singapore 0409
(Note: area code will be changing to     (65) 275-5001
       330 effective March 1996)

Corporate Technology Facilities:
Corporate Technology Center              Advanced Manufacturing Process Engineering
2990 Gilchrist Road                      1525 Corporate Woods Parkway
Akron, OH 44305-4489                     Suite 500
216/794-6300                             Uniontown, OH 44685
(Note: area code will be changing to     216/896-2322
       330 effective March 1996)          (Note: area code will be changing to
                                                 330 effective March 1996)
* * * * * * * * * *
AEROSPACE AND DEFENSE
Headquarters:                            Manufacturing:                     Marketing/Sales Offices:
Aerojet                                  Azusa, CA                          Colorado Springs, CO
P.O. Box 13222                           Jonesborough, TN                   Huntsville, AL
Sacramento, CA 95813-6000                Sacramento, CA                     Los Angeles, CA
916/355-1000                             Socorro, NM                        Mt. Arlington, NJ
                                                                            Washington, DC

* * * * * * * * * *
AUTOMOTIVE
Marketing/Sales Offices:                                                    Research/Design:
Farmington Hills, MI                                                        Bloomfield Hills, MI
810/553-5300                                                                (sensor products)
                                                                            810/745-1500
Headquarters:                            Manufacturing:
Reinforced Plastics Division             Ionia, MI
501 Northridge Drive                     Marion, IN
Shelbyville, IN 46176                    Rushville, IN
317/392-8000                             Shelbyville, IN

Headquarters:                            Manufacturing:                     Research/Design:
Vehicle Sealing Division                 Batesville, AR                     Troy, MI
7221 Engle Road, Suite 240               Berger, MO                         Wabash, IN
Fort Wayne, IN 46804-2233                Evansville, IN
219/434-9700                             Fort Smith, AR
                                         HENNIGES, Rehburg,
                                           Germany and Ballina,
                                           Ireland
                                         Marion, IN
                                         Wabash, IN
                                         Welland, Ontario, Canada

* * * * * * * * * *
POLYMER PRODUCTS
Headquarters:                            Manufacturing:                     Marketing/Sales Offices:
Decorative & Building                    Auburn, PA                         Maumee, OH
  Products Division                      Columbus, MS                       Paris, France
1722 Indian Woods Circle                 Jeannette, PA
  Suite A
Maumee, OH 43537-4060
419/891-1500

Headquarters:                            Manufacturing:
Designed Products                        Auburn, PA
  Manufacturing Division                 Columbus, MS
P.O. Box 191                             Jeannette, PA
Columbus, MS 39703
601/327-1522

Headquarters:                            Manufacturing:                     Marketing/Sales Offices:
Penn Racquet Sports Division             Phoenix, AZ                        Nurnberg, Germany
306 South 45th Avenue                    Mullingar, Republic
Phoenix, AZ 85043                          of Ireland
602/269-1492

Headquarters:                            Manufacturing:                     Distribution:
Specialty Polymers Division              Green Bay, WI                      Dalton, GA
165 S. Cleveland Avenue                  Mogadore, OH
Mogadore, OH 44260-1593
216/628-6550
(Note: area code will be changing to
       330 effective March 1996)

Headquarters:                            Manufacturing:                     Marketing/Sales Offices:
Wallcovering Division                    Columbus, MS                       New York, NY
Three University Plaza                                                      Paris, France
  Suite 200                              Distribution:
Hackensack, NJ 07601-6219                Pine Brook, NJ                     Design:
201/489-0100                                                                Salem, NH
* * * * * * * * * *

     In addition, the Company and its businesses own and lease properties (primarily machinery, warehouse and office facilities) in various sections of the country for use in the ordinary course of its business. Data appearing in Note Q on page 28 of this report with respect to leased properties is incorporated herein by reference.

     During 1995 the Company generally made effective use of its productive capacity. The Company believes that the quality and productive capacity of its properties are sufficient to maintain the Company's competitive position.

ITEM 3.  LEGAL PROCEEDINGS

     Information concerning legal proceedings, including proceedings relating to environmental matters, which appears in Note R beginning on page 28 of this report is incorporated herein by reference.

     The U.S. Government frequently conducts investigations into allegedly illegal or unethical activity in the performance of defense contracts. Investigations of this nature are common to the aerospace and defense industries in which Aerojet participates and lawsuits may result; possible consequences may include civil and criminal fines and penalties, in some cases, double or treble damages, and suspension or debarment from future government contracting. Aerojet currently is subject to several U.S. Government investigations and a civil lawsuit regarding business practices and cost classification from which additional legal or administrative proceedings could result. While it is not possible to predict with certainty the outcome of any such investigation or the lawsuit, the Company does not believe, based upon the information available at this time, that final resolution of any such matter will have a material adverse effect on its consolidated financial condition or result in its suspension or termination as a government contractor.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended November 30, 1995.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is given as of January 31, 1996, and except as otherwise indicated, each individual has held the same office during the preceding five-year period.

     J. B. Yasinsky, age 56: Chairman of the Board (since March 1995), Chief Executive Officer and President (since July 1994); formerly President and Chief Operating Officer (since November 1993); previously Group President of Westinghouse Electric Corporation (since February 1993), President, Westinghouse Power Systems (from 1990 to 1993), Executive Vice President, Westinghouse, World Resources and Technology (from 1989 to 1990), and Executive Vice President, Westinghouse International (from 1987 to 1989).

     W. E. Bachman, age 56: Executive Vice President of the Company (since July
1994); formerly Vice President of the Company and President of the Company's polymer products business (since May 1993), Vice President--Operations for the Company's polymer products business (since April 1993), President of the Company's Fabricated Plastics Unit (from 1988 to April 1993) and President of the Coated Fabrics Division (from 1987 to 1988).

     M. L. Isles, age 50: Executive Vice President of the Company (since July
1994); formerly Vice President of the Company and President of the Company's automotive business (since January 1988), previously President of the Company's former Engineered Elastomers Division.

     R. I. Ramseier, age 59: Executive Vice President of the Company (since July
1994) and President of Aerojet (since January 1989); also Vice President of the Company (from January 1989 to July 1994), formerly President of Aerojet TechSystems.

     T. W. Arndt, age 44: Vice President of the Company (since August 1994), also President of the Company's Vibration Control Division (since 1990); formerly Vice President and Controller of the Company's automotive business.

     E. R. Dye, age 54: Secretary (since September 1988) and Assistant General Counsel (since January 1987); formerly Assistant Secretary (from November 1986 until September 1988), Associate General Counsel (from September 1985 until January 1987) and Counsel prior to September 1985.

     C. R. Ennis, age 63: Senior Vice President, Law and Environmental Affairs; General Counsel (since August 1994); formerly Vice President and General Counsel (since January 1986) (also Secretary from November 1986 to September 1988).

     S. W. Harmon, age 45: Vice President, Human Resources (since October 16,
1995); formerly Vice President, Human Resources, Allied Signal, Inc. for its European operations (since 1995) and for its Automotive Sector (from 1993 to
1995), and Group Director for the Heavy Duty Brake Division (from 1990 to 1993) and Director, Employee Relations for the Autolite Division (from 1987 to 1990).

     M. E. Hicks, age 37: Treasurer (since September 1994); formerly Director, Treasury for the Company (since 1989) and Manager, Cash and Banking (from 1988 to 1989).

     S. W. Hughes, age 50: Vice President of the Company, also President of the Company's Reinforced Plastics Division (since May 1995); formerly General Manager of the Division's Automotive Business Group (since 1994) and Plant Manager of the Company's reinforced plastic manufacturing facility (from 1993 to 1994) and previously held various management positions with Weber Aircraft (from 1990 to 1993) and Fela America (from 1988 to 1990).

     R. A. Livigni, age 61: Vice President, Corporate Technology (since November
1994); formerly Vice President and Director of Research (since January 1988).

     P. D. Mittiga, age 48: Vice President of the Company (since August 1994), also President of the Company's Decorative and Building Products Division (since
1993); formerly President and Chief Executive Officer of Reneer Films Corporation (since 1989) and Marketing Manager of The Goodyear Tire & Rubber Company's Film Division (since 1986).

     W. A. Smith, age 48: Vice President of the Company (since August 1994), also President of the Company's Vehicle Sealing Division (since 1991); formerly General Manager of the Company's Welland, Ontario vehicle sealing plant (from 1986 to 1991) and Vice President--Manufacturing (from 1985 to 1986).

     P. A. Spanninger, age 52: Vice President, International of the Company (since July 1994); formerly Vice President, International of the Company's automotive business (since 1988) and previously Director of Technology and Venture Management for The Goodyear Tire & Rubber Company.

     D. M. Steuert, age 47: Senior Vice President and Chief Financial Officer (since August 1994); formerly Vice President and Chief Financial Officer (since June 1990) and Treasurer (since May 1986), previously Vice President -- Finance and Planning (from May 1987 to June 1990) and Treasurer.

     J. W. Ward, age 53: Vice President of the Company (since August 1994), also President of the Company's Wallcovering Division (since 1989); formerly Vice President of contract sales/marketing of the Wallcovering Division (from 1986 to 1989).

     G. R. Weida, age 48: Vice President of the Company (since August 1994), also President of Penn Racquet Sports (since 1991); formerly President of the Company's Plastic Films Division (from 1987 to 1991), and General Manager of the rigid plastics business (from 1986 to 1987).

     D. I. Windham, age 50: Vice President of the Company (since August 1994), also President of the Company's Designed Products Manufacturing Division (since
1993); formerly Plant Manager of the Company's Columbus, Mississippi vinyl coated fabrics plant (from 1987 to 1993) and Technical Director (from 1980 to
1987).

     R. Younts, age 40: Vice President, Communications (since January 1995); previously Director of Communications (since July 1993) and various communications positions with Aerojet (from 1984 to 1993).

     M. W. Zima, age 58: Vice President of the Company (since August 1994), also President of the Company's Specialty Polymers Division (since 1991); formerly President and Chief Executive Officer of Uniroyal Engineered Products (from 1987 to 1991) and various other management positions with Uniroyal (from 1982 to
1987).

     The Company's executive officers generally hold terms of office of one year and/or until their successors are elected.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed on the New York and Chicago Stock Exchanges. At December 31, 1995, there were approximately 14,500 holders of record of the Company's common stock. During 1995, 1994 and 1993, the Company paid quarterly cash dividends on common stock of $.15 per share. Information regarding the high and low quarterly sales prices of common stock for the past two years is contained in the Quarterly Financial Data (Unaudited) which appears on page 34 of this report and is incorporated herein by reference.

     Information concerning long-term debt, including restrictions and provisions relating to distributions and cash dividends on the Company's Common Stock, appears in Note L beginning on page 26 of this report and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     Financial data required under this section appears on page 35 of this report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Sales for GenCorp in 1995 totaled $1.8 billion, 2 percent above the 1994 level. Segment operating profit increased to $113 million in 1995 from $108 million in 1994 excluding segment unusual items in both 1995 and 1994 (see Note
B). Segment operating profit including segment unusual items was $117 million and $28 million in 1995 and 1994, respectively.

     Net income, excluding unusual items and the cumulative effect of accounting changes in both 1995 and 1994, increased 11 percent to $41 million in 1995 compared to $37 million in 1994 or $1.25 per share as compared to $1.16 per share for primary earnings per share in 1995 and 1994, respectively.

     Including the impact of unusual items and the cumulative effect of accounting changes (see Note B and Note C, respectively), the Company reported net income of $38 million in 1995 as compared to a loss of $226 million in 1994. On a fully diluted basis, earnings per share were $1.10 per share in 1995 compared to a loss of $7.10 per share in 1994.

     Interest expense in 1995 was $34 million compared to $32 million in 1994. Interest expense for 1995 increased slightly due to a higher level of average interest rates throughout the year and the expiration of the $60 million receivable financing program, the cost of which was included in other income and expense for 1994.

     Other income and expense includes tooling, royalty and interest income and the gain on sale of miscellaneous assets. Other income and expense in 1994 was negatively impacted by the equity loss incurred at HENNIGES Elastomer- und Kunststofftechnik GmbH & Co. KG (HENNIGES), costs associated with the receivable financing program and lower tooling income.

UNUSUAL ITEMS

     During 1995, the Company recognized a net charge of $5 million for unusual items. This charge included $10 million for the settlement of a lawsuit and other matters related to discontinued businesses, partially offset by gains of $5 million from the divestitures of the Company's rigid plastics business and resort property.

     In 1994, the Company recognized net unusual charges of $83 million. These charges included provisions for environmental remediation costs at Aerojet's Sacramento, California facility (see Note R), environmental costs associated with other sites, warranty and litigation costs, asset valuation reserves, restructuring and other costs. These provisions were net of cash recoveries from insurers and a litigation settlement from an investment banking firm.

     The unusual charge in 1994 included a provision for restructuring of $12 million. This provision consisted of $5 million for restructuring the Company's corporate and segment headquarters and $7 million for the Reinforced Plastics division. The provision of $12 million included $4 million for the write-off of related fixed assets, $3 million for facility demolition, $4 million for severance and $1 million for lease termination costs. The restructuring reserve balance was $7 million and $16 million at November 30, 1995 and 1994, respectively. The remaining reserve of $7 million at November 30, 1995 includes cost for the write-down of fixed assets and facility demolition in 1996.

BUSINESS ACQUISITIONS AND DIVESTITURES

     During 1995, the Company sold its rigid plastics business and the Westward Look Resort property (see Note D). The Company has also announced that it is pursuing the possible sale of its Reinforced Plastics and Vibration Control divisions.

     During 1994, the Company enhanced its European automotive presence by acquiring the remaining 75.5 percent equity interest in HENNIGES, a German original equipment automotive supplier. This acquisition strengthened the Company's ability to compete in the global automotive markets. Also during 1994, the Company sold its Aerojet Ordnance division's medium caliber ammunition and air dispensed munition businesses.

FINANCIAL RESOURCES AND CAPITAL SPENDING

     Cash flow provided from operating activities for fiscal 1995 was $83 million compared to $133 million in 1994. The decrease was primarily due to reductions of long-term liabilities for environmental and restructuring matters. Cash flow provided from operating activities for fiscal 1994 was $133 million compared to $12 million in 1993. Working capital changes in 1993 included a $63 million payment of tax liabilities related to prior years.

     At November 30, 1995, the Company's total debt was $404 million compared to $385 million at the end of 1994. The increase in debt was due to the refinancing of the Company's $60 million off-balance sheet receivable financing program (see Note G), which expired in December 1994. This increase was substantially offset by positive cash flow from operations and proceeds from the sales of the rigid plastics business and Westward Look Resort.

     Capital expenditures were made principally for capacity expansion and asset replacement, cost reduction, safety and productivity improvements and environmental protection. Capital expenditure outlays totaled $63 million in 1995 and 1994 and $67 million in 1993.

     Management believes that funds generated from operations and existing borrowing capacity are adequate to finance planned capital expenditures, company-sponsored research and development programs and dividend payments to shareholders.

AEROSPACE AND DEFENSE

     Sales in 1995 for Aerojet were $520 million, a decrease of 12 percent from 1994 sales of $594 million. The decrease is due to the residual impact of the sale of the Ordnance medium caliber ammunition and air dispensed munition businesses and the Advanced Solid Rocket Motor (ASRM) program termination in 1994. Sales in continuing program areas increased 10 percent to $487 million in 1995. Activity in the Titan, Delta, F22 and Defense Support Program areas accounted for the increase.

     Aerojet's segment operating profit in 1995 was $30 million, as compared to $25 million in 1994, excluding an unusual charge of $68 million in 1994 for environmental matters at its Sacramento, California facility. The increase was due to the effect of charges taken in 1994 for cost growth associated with a meteorological sensor program, a tactical rocket propulsion program and the projected loss on the disposal of a small business, net of a gain on the settlement of the early termination of the ASRM program.

     Contract backlog for Aerojet was $0.9 billion at the end of 1995, compared to $1.1 billion at the end of 1994 and $1.4 billion in 1993. Funded backlog, which includes only the amount of those contracts for which money has been directly authorized by Congress, totaled $0.5 billion at the end of 1995, compared to $0.6 billion at the end of 1994 and $0.7 billion in 1993.

Outlook

     Aerojet's contract base has stabilized at current levels. The major streamlining and restructuring efforts previously undertaken, together with strong technological competencies, should allow Aerojet to perform well on current programs and compete effectively in 1996.

1994 Results

     Sales in 1994 were $594 million, down 32 percent from 1993 sales of $872 million. Sales declines in the Sense and Destroy Armor (SADARM) and Tube-Fired Optically Tracked Wire (TOW 2B) programs, the residual impact of the Peacekeeper program cancellation, the Advanced Solid Rocket Motor (ASRM) program termination and the sale of the Ordnance business accounted for the overall decrease.

     Segment operating profit in 1994 was $25 million, excluding an unusual charge of $68 million for environmental matters in 1994 compared to $53 million in 1993, a decline of 53 percent. The decrease in operating profit was primarily due to lower sales revenue and contract mix issues.

AUTOMOTIVE

     Sales for the automotive business segment totaled $633 million for 1995, an increase of 10 percent over 1994 sales of $577 million. The increase was due primarily to the inclusion of a full year of sales from HENNIGES.

     Segment operating profit in 1995 was $24 million, a decrease of $8 million from 1994 operating profit of $32 million, excluding an unusual charge of $4 million in 1994. The decrease was primarily due to declining domestic sales volume, increased raw material pricing, continued pricing pressures from OEM customers and start-up costs associated with the Company's Automotive Occupant Sensor program.

Outlook

     Sales in 1996 will be dependent on the level of vehicle production in both the North American and European markets. Segment operating profit in 1996 will be dependent on sales, continued cost reduction programs and productivity improvements. In addition, sales and operating profit will be materially impacted by the outcome of the options being pursued for the Reinforced Plastics and Vibration Control divisions.

1994 Results

     Sales in 1994 increased 12 percent to $577 million from $514 million in 1993. Segment operating profit in 1994 was $32 million excluding an unusual charge of $4 million compared to $21 million in 1993.

     The significant increase in sales for 1994 was due to higher volume for key vehicle platforms and new program launches. The improvement in operating profit was the result of increased sales volume and manufacturing efficiency gains throughout the segment, partially offset by losses from HENNIGES.

POLYMER PRODUCTS

     Polymer Products again achieved record levels of sales and segment operating profit in 1995. Sales for 1995 were $619 million, a 9 percent increase over 1994 sales of $569 million. Each division, Decorative Products, Penn Racquet Sports and Specialty Polymers, contributed to the increase in sales growth.

     Segment operating profit in 1995 was $59 million, excluding an unusual gain of $4 million, a 16 percent increase over 1994 segment operating profit of $51 million excluding an unusual charge of $8 million. The earnings improvement was led by the Specialty Polymers and Penn Racquet Sports divisions, partially offset by profit declines in the Decorative Products divisions due to higher manufacturing and raw material costs.

Outlook

     Polymer Products should continue to enhance its strong market positions in its businesses. Sales growth in 1996 will also be dependent on economic conditions of the market.

1994 Results

     Sales in 1994 were $569 million, or 10 percent over 1993 sales of $519 million. The Specialty Polymers and Decorative Products divisions experienced sales growth while sales at Penn Racquet Sports declined. Increased sales resulted from market penetration gains along with a full year performance of Reneer in the Decorative Products division.

     Segment operating profit in 1994 was $51 million excluding an unusual charge of $8 million, a 9 percent increase over $47 million in 1993. The earnings improvement was achieved by gains in the Specialty Polymers and Decorative Products divisions.

ENVIRONMENTAL MATTERS

     GenCorp's policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes a significant amount of resources and management attention to environmental matters and actively manages its ongoing processes to comply with extensive environmental laws and regulations. The Company is involved in the remediation of environmental conditions which resulted from previously accepted manufacturing and disposal practices that date back to the 1950s and 1960s at certain of its plants. In addition, the Company has been designated a potentially responsible party, with other companies, at sites undergoing investigation and remediation.

     In 1995, capital expenditures for projects related to the environment were approximately $5 million, compared to $6 million in 1994 and $7 million in 1993. The Company currently forecasts that capital expenditures for environmental projects will approximate $8 million and $2 million in 1996 and 1997, respectively. During 1995, noncapital expenditures for environmental compliance and protection totaled $30 million of which $12 million was for recurring costs associated with managing hazardous substances and pollution abatement in ongoing operations and $18 million was for investigation and remediation efforts at other sites. Similar noncapital expenditures were $33 million and $40 million in 1994 and 1993, respectively. It is presently expected that noncapital environmental expenditures will increase slightly for the next several years.

     The nature of environmental investigation and cleanup activities often makes it difficult to determine the timing and amount of any estimated future costs that may be required for remedial measures. However, the Company reviews these matters and accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and its proportionate share of the amount can be reasonably estimated. The Company's Consolidated Balance Sheet at November 30, 1995 reflects accruals of $266 million and amounts recoverable of $128 million from third parties for remediation costs.

     The effect of resolution of environmental matters on results of operations cannot be predicted due to the uncertainty concerning both the amount and timing of future expenditures and future results of operations. However, management believes, on the basis of presently available information, that resolution of these matters will not materially affect the consolidated financial condition of the Company. The Company will continue its efforts to mitigate past and future costs through pursuit of claims for insurance coverage and continued investigation of new remediation alternatives and associated technologies. For additional discussion of environmental matters, refer to Note R -- Contingencies.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information called for by this item is set forth beginning on the next page (page 13) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in accountants or disagreements with the Company's independent accountants on accounting and financial disclosure matters during the Company's two most recent fiscal years or during any period subsequent to the date of the Company's most recent financial statements.

                                  GENCORP INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                     YEARS ENDED NOVEMBER 30,
                                                                   ----------------------------
                                                                    1995       1994       1993
                                                                   ------     ------     ------
                                                                      (DOLLARS IN MILLIONS,
                                                                      EXCEPT PER-SHARE DATA)
NET SALES........................................................  $1,772     $1,740     $1,905
                                                                   ------     ------     ------
COSTS AND EXPENSES
Cost of products sold............................................   1,430      1,391      1,562
Selling, general and administrative..............................     174        179        178
Depreciation.....................................................      70         73         74
Interest expense.................................................      34         32         26
Other (income) expense, net......................................      (5)         4         (5)
Unusual items (Note B)...........................................       5         83         --
                                                                   ------     ------     ------
                                                                    1,708      1,762      1,835
                                                                   ------     ------     ------
INCOME (LOSS) BEFORE INCOME TAXES................................      64        (22)        70
Income tax provision (benefit) (Note F)..........................      26         (9)        27
                                                                   ------     ------     ------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES.....      38        (13)        43
Cumulative effect of accounting changes (Note C).................      --       (213)        --
                                                                   ------     ------     ------
  Net Income (Loss)..............................................  $   38     $ (226)    $   43
                                                                   ======     ======     ======
EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Primary:
  Before cumulative effect of accounting changes.................  $ 1.17     $ (.41)    $ 1.35
  Cumulative effect of accounting changes........................      --      (6.69)        --
                                                                   ------     ------     ------
  Earnings (Loss) Per Share......................................  $ 1.17     $(7.10)    $ 1.35
                                                                   ======     ======     ======
Fully Diluted:
  Before cumulative effect of accounting changes.................  $ 1.10     $ (.41)    $ 1.24
  Cumulative effect of accounting changes........................      --      (6.69)        --
                                                                   ------     ------     ------
  Earnings (Loss) Per Share......................................  $ 1.10     $(7.10)    $ 1.24
                                                                   ======     ======     ======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  GENCORP INC.

                           CONSOLIDATED BALANCE SHEET

                                                                         AT NOVEMBER 30,
                                                                       -------------------
                                                                        1995         1994
                                                                       ------       ------
                                                                      (DOLLARS IN MILLIONS)
    CURRENT ASSETS
    Cash and equivalents.............................................  $   17       $   22
    Accounts receivable (Note G).....................................     242          190
    Inventories (Note H).............................................     161          158
    Prepaid expenses and other.......................................      45           51
                                                                       ------       ------
              Total Current Assets...................................     465          421
    Investments and other assets (Note J)............................     450          468
    Property, plant and equipment, at cost
      Land...........................................................      41           40
      Buildings and building equipment...............................     309          310
      Machinery and equipment........................................     919          907
      Construction in progress.......................................      33           37
                                                                       ------       ------
                                                                        1,302        1,294
      Accumulated depreciation.......................................    (759)        (728)
                                                                       ------       ------
         Net property, plant and equipment...........................     543          566
                                                                       ------       ------
              Total Assets...........................................  $1,458       $1,455
                                                                       ======       ======
    CURRENT LIABILITIES
    Notes payable....................................................  $   21       $    7
    Accounts payable -- trade........................................      99          104
    Income taxes (Note F)............................................       5           19
    Accrued expenses (Note K)........................................     251          237
                                                                       ------       ------
              Total Current Liabilities..............................     376          367
    Long-term debt (Note L)..........................................     383          378
    Postretirement benefits other than pensions (Note I).............     372          373
    Other long-term liabilities (Note K).............................     292          344
    Contingencies (Note R)

    SHAREHOLDERS' EQUITY (DEFICIT)
    Preference stock -- $1.00 par value; 15 million shares
      authorized; none outstanding...................................      --           --
    Common stock -- $.10 par value; 90 million shares authorized;
      33.4 million shares outstanding (32.1 million in 1994).........       3            3
    Other capital....................................................      22            5
    Retained earnings (deficit)......................................       2          (16)
    Cumulative currency translation adjustment.......................       8            1
                                                                       ------       ------
              Total Shareholders' Equity (Deficit)...................      35           (7)
                                                                       ------       ------
              Total Liabilities and Shareholders' Equity (Deficit)...  $1,458       $1,455
                                                                       ======       ======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  GENCORP INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     YEARS ENDED NOVEMBER 30,
                                                                     -------------------------
                                                                     1995      1994      1993
                                                                     -----     -----     -----
                                                                       (DOLLARS IN MILLIONS)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)..................................................  $  38     $(226)    $  43
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Cumulative effect of accounting changes.......................     --       213        --
     Provision for unusual items...................................     10       114        --
     Gains on sale of businesses...................................     (5)       --        --
     Savings plan stock contribution...............................     12        --        --
     Depreciation, amortization and loss on disposal of fixed
      assets.......................................................     76        77        86
     Changes in operating assets and liabilities:
       Deferred income taxes.......................................     15       (30)       (5)
       Accounts receivable.........................................      6       (11)      (13)
       Inventories.................................................     (6)       35         5
       Other current assets........................................      1        (1)        5
       Current liabilities.........................................    (11)      (12)      (93)
       Other non-current assets....................................     (7)      (31)      (14)
       Other long-term liabilities.................................    (46)        5        (2)
                                                                     -----     -----     -----
               Net Cash Provided by Operating Activities...........     83       133        12
                                                                     -----     -----     -----
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Capital expenditures...............................................    (63)      (63)      (67)
Proceeds from asset dispositions...................................     27        29         4
Acquisitions.......................................................     --       (22)      (43)
Net (increase) decrease in marketable securities...................     --        (1)       --
                                                                     -----     -----     -----
               Net Cash Used in Investing Activities...............    (36)      (57)     (106)
                                                                     -----     -----     -----
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Long-term debt incurred............................................    255       341       360
Long-term debt paid................................................   (248)     (379)     (288)
Accounts receivable financing......................................    (60)       --        10
Net short-term debt incurred (paid)................................     14       (16)       22
Dividends..........................................................    (20)      (19)      (19)
Other equity transactions..........................................      7         3        (2)
                                                                     -----     -----     -----
               Net Cash Provided by (Used In) Financing
                  Activities.......................................    (52)      (70)       83
                                                                     -----     -----     -----
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............     (5)        6       (11)
Cash and cash equivalents at beginning of year.....................     22        16        27
                                                                     -----     -----     -----
               Cash and Cash Equivalents at End of Year............  $  17     $  22     $  16
                                                                     =====     =====     =====

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  GENCORP INC.

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                     COMMON STOCK                 RETAINED   CUMULATIVE
                                                  -------------------    OTHER    EARNINGS   TRANSLATION
                                                    SHARES     AMOUNT   CAPITAL   (DEFICIT)  ADJUSTMENT
                                                  ----------   ------   -------   --------   -----------
                                                                  (DOLLARS IN MILLIONS)
BALANCE AT NOVEMBER 30, 1992....................  31,729,205     $3       $ 1       $205         $ 4
Net income......................................                                      43
Currency translation adjustment.................                                                  (2)
Cash dividends -- $.60 per share................                                     (19)
Shares issued under incentive programs..........         811     --        --
Reacquired shares for incentive programs........        (158)    --        --
                                                  ----------     --       ---       ----         ---
BALANCE AT NOVEMBER 30, 1993....................  31,729,858      3         1        229           2
Net loss........................................                                    (226)
Currency translation adjustment.................                                                  (1)
Cash dividends -- $.60 per share................                                     (19)
Shares issued to employee saving plans..........     336,461     --         4
Shares issued under incentive programs..........       8,881     --        --
Reacquired shares for incentive programs........         (18)    --        --
                                                  ----------     --       ---       ----         ---
BALANCE AT NOVEMBER 30, 1994....................  32,075,182      3         5        (16)          1
Net income......................................                                      38
Currency translation adjustment.................                                                   7
Cash dividends -- $.60 per share................                                     (20)
Shares issued to employee saving plans..........     981,916     --        12
Shares issued under incentive programs..........     345,660     --         5
Reacquired shares for incentive programs........        (309)    --        --
                                                  ----------     --       ---       ----         ---
BALANCE AT NOVEMBER 30, 1995....................  33,402,449     $3       $22       $  2         $ 8
                                                  ==========     ==       ===       ====         ===

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

     ENVIRONMENTAL COSTS -- The Company expenses, on a current basis, recurring costs associated with managing hazardous substances and pollution in ongoing operations. The Company also accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and its proportionate share of the amount can be reasonably estimated. The Company recognizes amounts recoverable from insurance carriers, the U.S. government or other third parties, when the collection of such amounts becomes probable. Pursuant to U.S. government agreements or regulations, the Company will recover a substantial portion of its environmental costs through the establishment of prices of the Company's products and services sold to the U.S. government. With the exception of applicable amounts representing current assets and liabilities, recoverable amounts and accrued costs are included in other assets and other long-term liabilities.

     INVENTORIES -- Inventories are stated at the lower of cost or market. The automotive and polymer products business segments use the last-in, first-out method. The aerospace and defense business segment uses the average cost method. Foreign operations use the first-in, first-out method.

     Work-in-process on fixed-price contracts includes direct costs and overhead less the estimated average cost of deliveries. Appropriate general and administrative costs are allocated to government and certain other contracts.

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

     INCOME TAXES -- Deferred income taxes are provided for temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes.

     STATEMENT OF CASH FLOWS -- For the purposes of the statement of cash flows, all highly liquid debt instruments purchased with a maturity of three months or less are considered to be cash equivalents.

     EARNINGS PER SHARE -- Primary earnings per share of common stock are calculated by dividing net income by the weighted average number of common shares outstanding adjusted for the inclusion of stock options and shares to be issued under other stock-based compensation programs. For fully diluted earnings per share, net income and shares outstanding have also been adjusted as if the Company's $115,000,000 8%

Convertible Subordinated Debentures Due August 1, 2002 had been converted. (See Note L for further information regarding the debentures.)

     STOCK OPTIONS -- The Company accounts for stock options (see Note O) in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees".

     RECLASSIFICATIONS -- Certain reclassifications have been made to conform prior year's data to the current presentation.

NOTE B -- UNUSUAL ITEMS

     During 1995, the Company recognized a net charge of $5 million for unusual items. This charge included $10 million for the settlement of a lawsuit and other matters related to discontinued businesses partially offset by gains of $5 million from the divestitures of the Company's rigid plastics business and resort property.

     During 1994, the Company recognized net unusual charges of $83 million. These charges included provisions for environmental remediation costs at Aerojet's Sacramento, California facility of $68 million, environmental costs associated with other sites of $15 million, warranty costs related to discontinued products of $6 million, estimated costs for pending litigation of $5 million, write-downs of $8 million of fixed assets and investments to net realizable value and restructuring charges of $12 million. These provisions are net of $31 million of cash collected from insurers for recoveries of environmental costs incurred by the automotive and polymer products segments and a settlement of claims against an investment banking firm arising out of such firm's participation in a 1987 unsolicited tender offer for GenCorp's stock.

NOTE C -- ACCOUNTING CHANGES

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " (SFAS 121). SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed. The Company is not required to adopt SFAS 121 until fiscal 1997. Due to the number of operating facilities the Company maintains and the extensive number of estimates that must be made to assess the impact of SFAS 121, the financial statement impact of adoption has not yet been determined.

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

     SFAS 109 requires the use of the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of SFAS 109, income tax expense was determined using the deferred tax method required by Accounting Principles Board Opinion No. 11 "Accounting For Income Taxes" (APB 11). As permitted under the new Statement, prior years' financial statements have not been restated. The cumulative effect of adopting this Statement as of December 1, 1993 was $17 million.

     SFAS 112 requires the use of the accrual method of accounting for benefits payable to employees that leave the Company other than by reason of retirement. Implementation of this standard had an immaterial impact as most of these benefits were accounted for in accordance with SFAS 112 prior to 1994.

     The table below shows the components of the cumulative effect of the above accounting changes implemented in 1994:

                                                                    AMOUNT     PER SHARE
                                                                    ------     ---------
                                                                    (DOLLARS IN MILLIONS,
                                                                    EXCEPT PER-SHARE DATA)

    Other postretirement benefits, net of $131 million in taxes...  $(196)     $ (6.16)
    Income taxes..................................................    (17)        (.53)
                                                                    -----      -------
              Total...............................................  $(213)     $ (6.69)
                                                                    ======     =======

     The incremental impact of these changes in accounting methods decreased earnings for the year ended November 30, 1994 by approximately $4 million.

NOTE D -- ACQUISITIONS AND DIVESTITURES

     In 1995, the Company sold its Westward Look Resort and rigid plastics business for $21 million which resulted in gains of $5 million.

     The Company purchased an initial 24.5 percent equity interest in HENNIGES in July 1993. During 1994, the Company completed its acquisition of HENNIGES through two additional purchases of 24.5 percent in July 1994 and 51 percent in September 1994. The combined purchase price of the remaining 75.5 percent equity interest was approximately $22 million. The total acquisition cost for HENNIGES was approximately $40 million. HENNIGES' principal business is the manufacture and distribution of engineered molded and extruded rubber products for the major German original equipment automotive manufacturers. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16 and the investment was accounted for under the equity method until the Company acquired a majority equity interest. The financial statements of HENNIGES have been consolidated subsequent to such date. The acquisition resulted in goodwill of $19 million which is being amortized over 35 years.

     In 1994, the Company sold its Aerojet Ordnance division's medium caliber ammunition and air dispensed munition business for $25 million which approximated net book value.

NOTE E -- RESEARCH AND DEVELOPMENT EXPENSE

     Research and Development (R&D) expense was $38 million in 1995, $42 million in 1994 and $45 million in 1993. R&D expense includes the costs of technical activities that are useful in developing new products, services, processes or techniques, as well as those expenses that may significantly improve existing products or processes.

     Additional R&D expenditures which are funded under government contracts totaled $76 million in 1995, $72 million in 1994 and $112 million in 1993.

NOTE F -- INCOME TAXES

     Effective December 1, 1993, the Company adopted SFAS No. 109 "Accounting for Income Taxes" (SFAS 109) (see Note C).

     The income tax provision (benefit) consists of the following:

                                                                   YEARS ENDED NOVEMBER 30,
                                                                   ------------------------
                                                                    1995     1994     1993
                                                                    ----     ----     ----
                                                                    (DOLLARS IN MILLIONS)
    CURRENT TAXES
    U.S. federal..................................................  $ 4      $ 11     $16
    State and local...............................................   (2)        1       6
    Foreign.......................................................    9         6       8
                                                                    ----     ----     ----
                                                                     11        18      30
    DEFERRED TAXES
    U.S. federal..................................................   13       (21)     --
    State and local...............................................    5        (6)     (3)
    Foreign.......................................................   (3)       --      --
                                                                    ----     ----     ----
                                                                     15       (27)     (3)
                                                                    ----     ----     ----
         Income tax provision (benefit)...........................  $26        (9)    $27
                                                                    ====     ====     ====

     The difference between the statutory federal income tax rate and the effective tax rate is attributable to the following:

                                                                  YEARS ENDED NOVEMBER 30,
                                                                 --------------------------
                                                                 1995       1994      1993
                                                                 -----     ------     -----
    Statutory income tax rate..................................   35.0%     (35.0)%    34.9%
    State and local income taxes, net of federal income tax
      benefit..................................................    3.0      (12.8)      2.1
    Change in tax rate on deferred tax reversals...............     --         --        .4
    Earnings of subsidiaries taxed at other than U.S. statutory
      rate.....................................................     .3        (.3)      2.0
    Adjustment to estimated income tax accruals................     .3       14.0        --
    Other, net.................................................    1.4       (5.9)      (.9)
                                                                 -----     ------     -----
         Effective income tax rate.............................   40.0%     (40.0)%    38.5%
                                                                 =====     ======     =====

     The table below is a summary of the significant components of the Company's deferred tax assets and liabilities as of November 30:

                                                                      AT NOVEMBER 30
                                                     -------------------------------------------------
                                                              1995                       1994
                                                     ----------------------     ----------------------
                                                     ASSETS     LIABILITIES     ASSETS     LIABILITIES
                                                     ------     -----------     ------     -----------
                                                                   (DOLLARS IN MILLIONS)
    Accrued estimated costs........................   $ 96          $--          $107          $ --
    Long-term contract method......................     --            6            --            11
    Depreciation...................................     --           51            --            52
    Pension........................................     --           38            --            38
    NOLs and tax credit carryforwards..............     14           --            18            --
    Other postretirement/employment benefits.......    163           --           169            --
                                                     -----          ---         -----          ----
         Total.....................................   $273          $95          $294          $101
                                                     =====          ===         =====          ====

     The balance sheet reflects deferred income taxes of $30 million and $35 million in prepaid expenses and other at November 30, 1995 and 1994, respectively. Included in other long-term assets for 1995 and 1994 are deferred income taxes of $148 million and $158 million, respectively. The majority of net operating losses (NOLs) and tax credit carryforwards have an indefinite carryforward period with the remaining portion expiring in years through 2007. Pretax income of foreign subsidiaries was $17 million in 1995, $17 million in 1994 and $12 million in 1993. Cash paid during the year for income taxes was $28 million in 1995, $23 million in 1994 and $79 million in 1993.

NOTE G -- ACCOUNTS RECEIVABLE

     Accounts receivable as shown in the Company's Consolidated Balance Sheet at November 30, 1994 are net of $60 million representing the interests in receivables sold under a receivable financing program. When this program expired on December 31, 1994, the Company used its existing borrowing capacity to repurchase outstanding receivables previously sold under this agreement.

     Unbilled receivables of $24 million and $10 million at November 30, 1995 and 1994, respectively, relating to long-term government contracts are included in accounts receivable from the U.S. government. Such amounts are billed either upon delivery of completed units or settlement of contracts. The unbilled receivables amount at November 30, 1995 includes $5 million expected to be collected in fiscal year 1996, and $19 million expected to be collected in subsequent years.

     At year end, the amount of commercial and U.S. government receivables was $165 million and $77 million for 1995 and $111 million and $79 million for 1994, respectively. Included in the 1995 and 1994 U.S. government receivable is $7 million for environmental remediation (see Note R).

NOTE H -- INVENTORIES

     Components of inventories are as follows:

                                                                          AT NOVEMBER 30,
                                                                          ---------------
                                                                          1995      1994
                                                                          -----     -----
                                                                            (DOLLARS IN
                                                                             MILLIONS)
    Raw materials and supplies..........................................  $  47     $  51
    Work-in-process.....................................................     16        14
    Finished products...................................................     65        67
                                                                          -----     -----
    Approximate replacement cost of inventories.........................    128       132
    Reserves, primarily LIFO............................................    (43)      (42)
    Long-term contracts at average cost.................................    178       206
    Progress payments...................................................   (102)     (138)
                                                                          -----     -----
         Total inventories..............................................  $ 161     $ 158
                                                                          =====     =====

     Aerojet's inventories applicable to government and other contracts include general and administrative costs. The total of such costs incurred in 1995 and 1994 was $61 million and $108 million, respectively, and the amounts in inventory at the end of those years are estimated at $21 million and $36 million, respectively. These estimates are based on costs being removed from inventories on a basis proportional to the amounts of each cost element projected through completion of the contract.

     Inventories using the LIFO method represented 73 percent and 74 percent of consolidated inventories at replacement cost at November 30, 1995 and 1994, respectively.

     At November 30, 1995, Aerojet's contract accounting positions reflect the expected recovery of approximately $54 million in pending claims on numerous contracts with the U.S. government. These claims are in varying stages of negotiation, and relate principally to requests for price adjustments related to customer-caused issues or contracts terminated or cancelled at the customer's convenience. Management believes that the resolution of these claims, in the aggregate, will not have a material effect on the consolidated financial condition of the Company.

NOTE I -- EMPLOYEE BENEFIT PLANS

     PENSION PLANS -- The Company has a number of defined benefit pension plans which cover substantially all salaried and hourly employees. Normal retirement age generally is 65, but certain plan provisions allow for earlier retirement. The Company's funding policy is consistent with the funding requirements of federal law. The pension plans provide for pension benefits, the amounts of which are calculated under formulas principally based on average earnings and length of service for salaried employees and under negotiated non-wage based formulas for hourly employees.

     The components of net pension costs (income) are as follows:

                                                                 YEARS ENDED NOVEMBER 30,
                                                                 -------------------------
                                                                 1995      1994      1993
                                                                 -----     -----     -----
                                                                   (DOLLARS IN MILLIONS)
    Service cost -- benefits earned during the period..........  $  18     $  21     $  20
    Interest cost on projected benefit obligation..............    117       118       111
    Actual return on assets....................................   (325)       13      (231)
    Net amortization and deferral..............................    184      (161)       93
                                                                 -----     -----     -----
              Net pension costs (income).......................  $  (6)    $  (9)    $  (7)
                                                                 =====     =====     =====

     The assumptions used in calculating the present value of the accrued defined benefit pension plan benefits and pension cost at November 30, 1995, 1994 and 1993 and for the years then ended were determined in consultation with the Company's actuary. Excluding a variable annuity program with an interest assumption of 8 percent and assets at November 30, 1995 of $774 million, the weighted average expected rate of return on plan assets for all plans was 9 percent for all years presented. The assumed weighted average discount rate was
7.5 percent for 1995 and 8 percent for 1994 and 1993. The assumed weighted average rate of salary progression was 4 percent for 1995 and 5 percent for 1994 and 1993. The effect of changing the discount and salary progression rates was to increase the projected benefit obligation by $44 million and pension income by $1 million, respectively. Benefits under the hourly plans are not based on wages. Therefore, no benefit escalation assumption beyond negotiated increases is provided. The majority of the Company's plan assets are invested in short-term investments, listed stocks and bonds.

     The following table presents the funded status of the plans:

                                                                          AT NOVEMBER 30,
                                                                         -----------------
                                                                          1995       1994
                                                                         ------     ------
                                                                       (DOLLARS IN MILLIONS)
    Plan assets at fair value..........................................  $1,871     $1,647
                                                                         ------     ------
    Actuarial present value of plan benefits:
      Vested...........................................................  $1,576     $1,405
      Non-vested.......................................................      51         51
                                                                         ------     ------
    Accumulated benefit obligation.....................................   1,627      1,456
    Effect of projected salary increases...............................      40         50
                                                                         ------     ------
    Projected benefit obligation.......................................  $1,667     $1,506
                                                                         ------     ------
    Overfunded plans...................................................  $  204     $  141
    Unamortized balances:
      Transition assets................................................     (31)       (35)
      Plan amendments..................................................      33         31
      Experience gains.................................................     (90)       (28)
      Minimum funding liability........................................      (6)        (7)
                                                                         ------     ------
              Prepaid pension cost (included in investments and other
                assets)................................................  $  110     $  102
                                                                         ======     ======

     The Company also sponsors a number of defined contribution pension plans. Participation in these plans is available to substantially all salaried employees and to certain groups of hourly employees. Company contributions to these plans are based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of each plan. The cost of these plans was $11 million in 1995, $12 million in 1994 and $14 million in 1993. The Company funds its contribution to the salaried plan with either GenCorp common stock or cash.

     HEALTH CARE PLANS -- In addition to providing pension benefits, the Company currently provides certain health care and life insurance benefits to most retired employees in the United States with varied coverage by employee groups. The health care plans generally provide for cost sharing in the form of employee contributions, deductibles and coinsurance between the Company and its retirees. Retirees in certain other countries are provided similar benefits by plans sponsored by their governments. Effective December 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106) (see Note C).

     The table below sets forth the components of the net periodic cost and benefit obligation for postretirement benefits other than pensions:

     NET PERIODIC COST

                                                                            YEARS ENDED
                                                                            NOVEMBER 30,
                                                                          ---------------
                                                                          1995       1994
                                                                          ----       ----
                                                                            (DOLLARS IN
                                                                             MILLIONS)
    Service cost........................................................  $  4       $  5
    Interest cost.......................................................    29         31
    Net curtailment gain, amortization and deferral.....................    (6)        --
                                                                          ----       ----
      Total cost........................................................  $ 27       $ 36
                                                                          ====       ====

     BENEFIT OBLIGATION


                                                                          AT NOVEMBER 30,
                                                                          ---------------
                                                                          1995       1994
                                                                          ----       ----
                                                                            (DOLLARS IN
                                                                             MILLIONS)
    Retirees............................................................  $240       $294
    Fully eligible active plan participants.............................    45         52
    Other active plan participants......................................    47         60
                                                                          ----       ----
    Projected benefit obligation........................................   332        406
                                                                          ----       ----
    Unamortized balances:
      Plan amendments...................................................    65         --
      Experience gains..................................................     5         --
                                                                          ----       ----
      Accrued benefit obligation........................................  $402       $406
                                                                          ====       ====

     The projected benefit obligation and related benefit cost are determined by the application of relevant actuarial assumptions. The Company utilized a 7.5 percent and an 8.0 percent discount rate in 1995 and 1994, respectively. The effect of changing the discount rate was to increase the projected benefit obligation by $14 million. The Company anticipates that its health care cost trend rate will decline from 9 percent in 1995 to 6 percent in 2003, after which the trend rate is expected to stabilize. The effect of a one percentage point increase in the assumed health care cost trend rate for each future year would increase the benefit obligation at November 30, 1995 by $8 million and increase the aggregate of the service and interest cost components of net periodic cost by $1 million. Plan design changes decreased the projected benefit obligation by $80 million in 1995. Unrecognized prior service cost is being amortized over the average remaining service of the affected active employees. A curtailment gain of $5 million was included in the gain on sale of the Company's rigid plastics business in 1995.

     The cost of retiree health care and life insurance benefits in 1993 amounted to $30 million.

NOTE J -- INVESTMENTS AND OTHER ASSETS

     The components of investments and other assets are as follows:

                                                                         AT NOVEMBER 30,
                                                                        -----------------
                                                                        1995         1994
                                                                        ----         ----
                                                                      (DOLLARS IN MILLIONS)
    Recoverable from U.S. government and third parties for
      environmental remediation.......................................  $121         $125
    Deferred taxes....................................................   148          158
    Prepaid pension...................................................   110          102
    Other.............................................................    71           83
                                                                        ----         ----
      Total investments and other assets..............................  $450         $468
                                                                        ====         ====

NOTE K -- ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

     The components of accrued expenses are as follows:

                                                                         AT NOVEMBER 30,
                                                                        -----------------
                                                                        1995         1994
                                                                        ----         ----
                                                                      (DOLLARS IN MILLIONS)
    Payable for goods, services and rights............................  $108         $ 98
    Accrued compensation and employee benefits........................    77           85
    Environmental reserves............................................    34           27
    Restructuring and other reserves..................................    15           12
    Other.............................................................    17           15
                                                                        ----         ----
      Total accrued expenses..........................................  $251         $237
                                                                        ====         ====

     The components of other long-term liabilities are as follows:

                                                                         AT NOVEMBER 30,
                                                                        -----------------
                                                                        1995         1994
                                                                        ----         ----
                                                                      (DOLLARS IN MILLIONS)
    Environmental reserves............................................  $232         $255
    Other.............................................................    60           89
                                                                        ----         ----
      Total other long-term liabilities...............................  $292         $344
                                                                        ====         ====

NOTE L -- LONG-TERM DEBT AND CREDIT LINES

     Long-term debt and credit lines consist of the following:

                                                                         AT NOVEMBER 30,
                                                                        -----------------
                                                                        1995         1994
                                                                        ----         ----
                                                                      (DOLLARS IN MILLIONS)
    Revolving loans...................................................  $255         $240
    8% Unsecured convertible subordinated
      debentures maturing 2002........................................   115          115
    Other.............................................................    17           25
                                                                        ----         ----
    Total debt........................................................   387          380
    Less amounts due within one year..................................    (4)          (2)
                                                                        ----         ----
      Total long-term debt and credit lines...........................  $383         $378
                                                                        ====         ====

     The Company has a $445 million unsecured revolving credit facility (Facility) which expires in April 1997. As of November 30, 1995, unused revolving lines of credit totaled $190 million. The Company pays commitment fees of 3/8 of one percent on the unused balance. Interest rates are variable, primarily based on LIBOR, and was at an average rate of 6.8 percent at November 30, 1995.

     The Facility contains various debt restrictions and provisions relating to net worth and interest coverage ratios. The Company is required to maintain consolidated net worth of not less than $271 million, excluding the impact of the accounting standards discussed in Note C and certain unusual items recorded in 1994, pursuant to an amendment to the Facility. Excluding the impact of these items, the Company had net worth of $306 million at November 30, 1995 and was in compliance with the amended agreement.

     The $115,000,000 8% Convertible Subordinated Debentures Due August 1, 2002 (Debentures) are redeemable at the option of the Company, in whole or in part, at any time on or after August 10, 1996. The Debentures are convertible at any time prior to maturity, unless previously redeemed, into shares of common stock at a conversion price of $16.065 per share (equivalent to a conversion rate of approximately 62.247 shares of Common Stock per $1,000 principal amount of Debentures) subject to adjustment in certain circumstances. The quoted market value of the Debentures was $116 million at November 30, 1995.

     At November 30, 1995, the Company had unsecured, uncommitted lines of credit with several banks for short-term borrowings aggregating $47 million, of which $16 million was outstanding. Borrowings under such lines generally bear interest at money market rates and are payable on demand. The Company also had outstanding letters of credit totaling $28 million at November 30, 1995.

     The maturities of other debt decline from $5 million in 1996 to $1 million in 2000.

     Cash paid during the year for interest was $36 million in 1995, $31 million in 1994 and $28 million in 1993.

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

     Discontinued operations reserves consist of the following:

                                                                             AT NOVEMBER
                                                                                 30,
                                                                            -------------
                                                                            1995     1994
                                                                            ----     ----
                                                                             (DOLLARS IN
                                                                              MILLIONS)
    Accrued expenses......................................................  $ 41     $ 24
    Postretirement benefits other than pensions............................   59       60
    Other long-term liabilities...........................................    34       50
                                                                            ----     ----
         Total discontinued operations reserves...........................  $134     $134
                                                                            ====     ====

NOTE N -- PREFERRED SHARE PURCHASE RIGHTS

     In 1987, the Directors declared a dividend of one Preferred Share Purchase Right (Right) on each outstanding share of common stock, payable to shareholders of record on February 27, 1987. Rights outstanding at November 30, 1995 and 1994 were 33,402,449 and 32,075,182, respectively. The Shareholder Rights Plan, as amended effective December 1987, provides that under certain circumstances each Right will entitle shareholders to buy one one-hundredth of a share of a new Series A Cumulative Preference Stock at an exercise price of $100. The Rights will be exercisable only if a person or group acquires 20 percent or more of GenCorp's common stock or announces a tender or exchange offer that will result in such person or group acquiring 30 percent or more of the common stock. GenCorp will be entitled to redeem the Rights at two cents per Right at any time until ten days after a 20 percent position has been acquired (unless the Board elects to extend such time period, which in no event may exceed thirty days). If the Company is involved in certain transactions after the Rights become exercisable, a holder of Rights (other than Rights beneficially owned by a shareholder who has acquired 20 percent or more of GenCorp's common stock, which Rights become void) is entitled to buy a number of the acquiring company's common shares, or GenCorp's common stock, as the case may be, having a market value of twice the exercise price of each Right. A potential dilutive effect may exist upon the exercise of the Rights. The Rights will expire February 18, 1997. Until a Right is exercised, the holder will have no rights as a stockholder of the Company including, without limitation, the right to vote as a stockholder or to receive dividends.

     At November 30, 1995, 575,000 shares of $1 par value Series A Cumulative Preference Stock were reserved for issuance upon exercise of Preferred Share Purchase Rights.

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

     Information regarding this option plan is as follows:

    STOCK OPTION PLAN SUMMARY                             1995          1994          1993
                                                        ---------     ---------     ---------
    Options outstanding, beginning of fiscal year.....  1,579,150       496,075            --
    Granted...........................................  1,077,500     1,169,650       501,575
    Forfeited.........................................   (192,437)      (86,575)       (5,500)
                                                        ---------     ---------     ---------
    Options outstanding, November 30..................  2,464,213     1,579,150       496,075
                                                        =========     =========     =========
    Options exercisable, November 30..................    806,518       220,135            --
    Options available for grant, November 30..........     35,787       920,850     2,003,925
    Per share range of prices of outstanding            $   10.75 to  $  12.625 to  $   16.00 to
      options at end of year..........................  $  16.625     $  16.625     $  16.625

     The Stock Incentive Compensation Plan (SIC Plan) adopted in 1983 is based on a formula which values incentive awards payable in cash or stock based upon changes in the market value of the Company's common stock. The SIC Plan is compensatory, and compensation (income)/expense attributable to the SIC Plan was ($4) million in 1995, $2 million in 1994 and $5 million in 1993. The liability for accrued stock incentive compensation was $3 million and $15 million at November 30, 1995 and 1994, respectively. During 1995, the Company converted certain interests under the SIC Plan from phantom shares payable in cash or stock into shares of common stock to be held in trust until payment pursuant to elections made at the time of grant. The conversion of this Plan resulted in a $5 million increase in shareholders' equity. No awards may be granted under the SIC Plan after March 1, 1993.

NOTE P -- COMMON STOCK

     At November 30, 1995, 13,982,000 shares of $.10 par value common stock were reserved for future issuance for conversion of the 8% Convertible Subordinated Debentures, payments of the Retirement Savings Plan contributions and exercise of options or payments of awards under stock-based compensation plans.

NOTE Q -- LEASE COMMITMENTS

     The Company and its subsidiaries lease certain manufacturing plant facilities, machinery and equipment and office buildings under long-term, noncancelable leases. The leases generally provide for renewal options ranging from five to ten years and require the Company to pay for utilities, insurance, taxes and maintenance. Rent expense was $11 million in 1995, $10 million in 1994 and $14 million in 1993. Future minimum commitments at November 30, 1995 for existing operating leases were $33 million with annual amounts declining from $9 million in 1996 to $3 million in 1999. The Company's current obligation for leases after 1999 is $10 million.

NOTE R -- CONTINGENCIES

  ENVIRONMENTAL MATTERS

     Sacramento, California -- In June 1989, the United States District Court approved a Partial Consent Decree (Decree) requiring Aerojet to conduct a Remedial Investigation/Feasibility Study (RI/FS) of Aerojet's Sacramento, California site and prepare an RI/FS report on specific environmental conditions present at the site and alternatives available to remedy such conditions. The Decree does not require Aerojet to remediate the site. Aerojet also is required to pay for certain government oversight costs associated with compliance with the Decree.

     In September 1993, Aerojet reached a settlement with the U.S. government whereby Aerojet recovered approximately $18 million for costs incurred at the site from July 1989 through November 1992. The settlement also provides that 65 percent of covered costs incurred after November 1992, net of insurance recoveries, will be added to the pricing of government contracts.

     Aerojet has substantially completed its efforts to determine the nature and extent of contamination at the facility and has identified the technologies that will likely be used to remediate the site. Based on available facts, existing technology and enacted laws and regulations, Aerojet recorded a net $68 million charge in 1994 to remediate the site. These remediation costs are principally for design, construction and enhancement of groundwater and soil treatment facilities, ongoing project management and regulatory oversight, and are expected to be incurred over a period of approximately 20 years. This estimate will be subject to changes as work progresses and additional experience is gained.

     At November 30, 1995, Aerojet had a reserve of $204 million for costs to complete the RI/FS and remediate the site and has recognized $119 million for probable future recoveries under the 1993 settlement agreement with the U.S. government.

     Legal proceedings to obtain reimbursements of environmental costs from insurers are continuing.

     Lawrence, Massachusetts -- The Company has studied remediation alternatives for its closed Lawrence, Massachusetts facility, which was contaminated with PCBs, and has begun site remediation and off-site disposal of debris. The Company has a reserve of $30 million for decontamination and long-term operating and maintenance costs of this site. The reserve represents the Company's best estimate for the remaining remediation cost. Future remediation cost could range as high as $56 million depending on the results of future testing and the ultimate remediation alternatives undertaken at the site. The time frame for remediation is currently estimated to range from 4 to 8 years.

     Muskegon, Michigan -- The United States District Court has ruled that Aerojet and its two inactive Cordova Chemical subsidiaries (Cordova) are liable with a former owner/operator of a former Cordova site in Muskegon, Michigan for remediation at the site. Subsequently, the United States District Court's decision has been appealed to the United States Court of Appeals. Separately, the State of Michigan Court of Claims previously ruled that the State of Michigan is obligated to indemnify Aerojet and Cordova for remediation costs at the site. On July 14, 1995, the Michigan Court of Appeals affirmed the decision of the Court of Claims, and on September 20, 1995, the Michigan Court of Appeals denied the State of Michigan's motion for a rehearing. The State has petitioned the Michigan State Supreme Court for review.

     The Company believes that most of the $50 million to $100 million in anticipated remediation costs will be paid by the State of Michigan or the former owner/operator and that its $14 million reserve will be adequate to cover the Company's costs associated with this matter. Included in investments and other assets is $9 million to be recovered from insurance companies.

     San Gabriel Valley Basin, California -- Aerojet, through its Azusa facility, is considered to be a potentially responsible party (PRP) in the portion of the San Gabriel Valley Superfund Site known as the Baldwin Park Operable Unit (BPOU). Regulatory action involves possible regional groundwater remediation, site specific investigation and cleanup.

     Aerojet's investigation concluded that the principal groundwater contamination is upgradient of Aerojet's property and that only low concentrations of contaminants are present in the soils of Aerojet's presently and historically owned properties. The EPA contends that Aerojet is one of the four largest sources of groundwater contamination at the BPOU of the sixteen PRPs identified by the EPA. Aerojet contests the EPA's position regarding the source of contamination and the number of responsible PRPs.

     The EPA has issued a Record of Decision requiring groundwater remediation for the BPOU, estimated to cost $47 million in non-recurring costs and $4 million to $5 million in annual operating expense. Aerojet is participating in an effort to develop an alternative "consensus" plan in which certain water supply entities would integrate the remedial requirements into a water supply project. If implemented, the consensus plan will provide federal funding and funding from water supply entities receiving benefit from the project, thus reducing the PRPs' costs.

     Aerojet's cost exposure cannot be estimated at this time. However, management believes, on the basis of presently available information, that resolution of this matter will not materially affect the consolidated financial condition of the Company. Among the factors considered by management are the following: the number of other viable PRPs; the potential for federal funding or cost sharing with water supply interests; Aerojet's site-specific investigation; and the fact that, to date, Aerojet's San Gabriel Valley costs are being recovered from the government in the pricing of Aerojet's contracts. Additionally, Aerojet has filed suit against its insurers for recovery of such costs.

     Other Sites -- The Company is also currently involved, together with other companies, in 13 other Superfund sites on the National Priority List under the federal Comprehensive Environmental Response, Compensation, and Liability Act (Superfund) and 22 other non-Superfund sites. In many instances, the Company's liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company's involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company's experience, interim and final allocations of liability costs are generally made based on relative contributions of waste. Based on the Company's previous experience, its allocated share has frequently been minimal, in many instances less than 1 percent. The Company has reserves of approximately $18 million as of November 30, 1995 which it believes are sufficient to cover its best estimate of its share of the environmental remediation costs at these other sites. Also, the Company is seeking recovery of its costs from its insurers.

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

  OTHER LEGAL MATTERS

     In August 1991, Olin Corporation (Olin) advised GenCorp that Olin believed GenCorp to be jointly and severally liable for certain Superfund remediation costs, estimated by Olin to be $70 million, associated with a former Olin manufacturing facility and waste disposal sites in Ashtabula County, Ohio.

     In 1993, GenCorp sought declaratory judgment in the United States District Court for the Northern District of Ohio that the Company is not responsible for environmental remediation costs associated with the former Olin facility and Superfund sites. Olin counterclaimed seeking a judgment that GenCorp is jointly and severally liable for a share of the remediation costs.

     In late 1995, the Court hearing on the first phase of the case relative to the issue of joint and several liability was completed, but the Court has not yet rendered a decision. If the Court finds GenCorp is liable, subsequent trial phases will address allocation and damages.

     The Company is vigorously litigating this matter and believes that it has meritorious defenses to the claims raised by Olin. While there can be no certainty regarding the outcome of any litigation, in the opinion of management, after reviewing the information currently available with respect to this matter and consulting with the Company's counsel, any liability which may ultimately be incurred will not materially affect the consolidated financial condition of the Company.

     The Company and its subsidiaries are subject to various other legal actions, governmental investigations, and proceedings relating to a wide range of matters in addition to those discussed above. In the opinion of management, after reviewing the information which is currently available with respect to such matters and consulting with the Company's counsel, any liability which may ultimately be incurred with respect to these additional matters will not materially affect the consolidated financial condition of the Company. The effect of resolution of these matters on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters.

NOTE S -- BUSINESS SEGMENT INFORMATION

     The automotive business segment designs and produces original equipment components and systems for the domestic, transplant and foreign automotive industries in Vehicle Sealing, Vibration Control and Reinforced Plastics. Specifically, these products include extruded rubber for vehicle body and window sealing systems, molded rubber for vibration control components and reinforced plastic body panels for passenger cars and trucks.

     The polymer products business segment designs and manufactures specialty polymers and decorative products for consumers and industry. The segment is a leading producer of polymer-based products and operates three businesses:
Decorative Products, Penn Racquet Sports and Specialty Polymers. The principal markets include the paper industry, residential and commercial construction and the sporting goods industry, as well as varied consumer and industrial markets that demand a broad range of thermoplastic products.

     The aerospace and defense business segment designs, develops and manufactures propulsion systems and electronic sensor systems for the Department of Defense and National Aeronautics and Space Administration. Its primary businesses are Propulsion and Electronic Systems.

     GenCorp sales in 1995, 1994 and 1993 to the U.S. government and its agencies (principally the Department of Defense) totaled $490 million, $578 million and $847 million, respectively, and were generated almost entirely by the aerospace and defense business segment. Sales to General Motors, primarily by the automotive business segment, of $286 million in 1995, $281 million in 1994 and $250 million in 1993 were at least 10 percent of the Company's net sales. Intersegment sales were not material.

     Segment operating profit represents net sales less applicable costs, expenses and provisions for restructuring and unusual items relating to operations. Segment operating profit excludes corporate income and expenses, provisions for unusual items, interest expense and income taxes.

     In 1995, the Company recognized a net unusual gain of $4 million from the divestiture of its rigid plastics facility in Newcomerstown, Ohio. The rigid plastics unit was part of the polymer products business segment.

     In 1994, the Company recognized net unusual charges of $83 million, of which $80 million related to the Company's three business segments as follows:

        (DOLLARS IN MILLIONS)      AEROSPACE AND DEFENSE     AUTOMOTIVE     POLYMER PRODUCTS
    -----------------------------  ---------------------     ----------     ----------------
    Environmental................           $68                  $2                $6

    Warranty costs...............            --                  --                 5

    Asset write-downs............            --                  --                 3

    Restructuring charges........            --                   7                --

    Recoveries from insurers.....            --                  (5)               (6)
                                            ---                  --                --
         Total unusual items.....           $68                  $4                $8
                                            ===                  ==                ==

     Identifiable assets are those assets that are used by the business segments and exclude corporate assets consisting principally of cash and marketable securities, certain investments and headquarters' fixed assets.

  GEOGRAPHIC SEGMENTS

     GenCorp's operations are located primarily in Canada, Europe and the United States. Inter-area sales are not significant to the total revenue of any geographic area. Unusual items included in operating profit pertained to United States operations.

                                                                 YEARS ENDED NOVEMBER 30,
                                                               ----------------------------
                                                                1995       1994       1993
                                                               ------     ------     ------
                                                                  (DOLLARS IN MILLIONS)
    NET SALES

    Canada...................................................  $   95     $   81     $   72

    Europe...................................................     123         33         15

    United States............................................   1,446      1,523      1,729

    United States export sales...............................     108        103         89
                                                               ------     ------     ------
                                                               $1,772     $1,740     $1,905
                                                               ======     ======     ======
    SEGMENT OPERATING PROFIT

    Canada...................................................  $   17     $   14     $   12

    Europe...................................................      (3)        (3)         2

    United States............................................      99         97        107

    Unusual items............................................       4        (80)        --
                                                               ------     ------     ------
                                                               $  117     $   28     $  121
                                                               ======     ======     ======
    IDENTIFIABLE ASSETS

    Canada...................................................  $   36     $   32     $   32

    Europe...................................................     115        119         11

    United States............................................   1,010      1,150      1,047
                                                               ------     ------     ------
                                                                1,161      1,301      1,090
                                                               ------     ------     ------
    Corporate assets.........................................     297        154        123
                                                               ------     ------     ------
              Total Assets...................................  $1,458     $1,455     $1,213
                                                               ======     ======     ======

                                  GENCORP INC.

                          BUSINESS SEGMENT INFORMATION

                                                                   YEARS ENDED NOVEMBER 30,
                                                                -------------------------------
                                                                 1995        1994        1993
                                                                -------     -------     -------
                                                                     (DOLLARS IN MILLIONS)
NET SALES
Aerospace and defense.........................................  $   520     $   594     $   872
Automotive....................................................      633         577         514
Polymer products..............................................      619         569         519
                                                                -------     -------     -------
                                                                $ 1,772     $ 1,740     $ 1,905
                                                                =======     =======     =======
SEGMENT OPERATING PROFIT
Aerospace and defense.........................................  $    30     $    25     $    53
Automotive....................................................       24          32          21
Polymer products..............................................       59          51          47
Unusual items.................................................        4         (80)         --
                                                                -------     -------     -------
     Segment Operating Profit.................................      117          28         121
Interest expense..............................................      (34)        (32)        (26)
Corporate other (income) expense, net.........................        6           4          --
Corporate expenses............................................      (16)        (19)        (25)
Unusual items.................................................       (9)         (3)         --
                                                                -------     -------     -------
     Income (Loss) Before Income Taxes........................  $    64     $   (22)    $    70
                                                                =======     =======     =======
ASSETS
Aerospace and defense.........................................  $   579     $   605     $   538
Automotive....................................................      346         375         270
Polymer products..............................................      236         321         282
                                                                -------     -------     -------
     Identifiable Assets......................................    1,161       1,301       1,090
Marketable securities, cash and other corporate assets........      297         154         123
                                                                -------     -------     -------
     Total Assets.............................................  $ 1,458     $ 1,455     $ 1,213
                                                                =======     =======     =======
CAPITAL EXPENDITURES
Aerospace and defense.........................................  $    15     $    18     $    20
Automotive....................................................       33          23          28
Polymer products..............................................       13          21          18
Corporate.....................................................        2           1           1
                                                                -------     -------     -------
                                                                $    63     $    63     $    67
                                                                =======     =======     =======
DEPRECIATION
Aerospace and defense.........................................  $    25     $    34     $    40
Automotive....................................................       27          21          19
Polymer products..............................................       15          16          13
Corporate.....................................................        3           2           2
                                                                -------     -------     -------
                                                                $    70     $    73     $    74
                                                                =======     =======     =======
EMPLOYEES
Aerospace and defense.........................................    3,070       3,390       4,670
Automotive....................................................    5,660       6,260       5,260
Polymer products..............................................    2,700       2,850       2,930
Corporate.....................................................      270         470         440
                                                                -------     -------     -------
                                                                 11,700      12,970      13,300
                                                                =======     =======     =======

                                  GENCORP INC.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                             -------------------------------------------------
                                                             FEBRUARY        MAY        AUGUST        NOVEMBER
                                                                28            31          31             30
                                                             --------        ---        ------        --------
                                                              (DOLLARS IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
1995
Net sales.................................................    $ 428.1       $461.9      $ 431.4        $ 450.1
                                                              -------       ------      -------        -------
Gross profit..............................................    $  61.3       $ 79.0      $  61.9        $  72.6
                                                              -------       ------      -------        -------
Unusual items.............................................    $    --       $   --      $    --        $  (5.4)
                                                              -------       ------      -------        -------
Income before income taxes................................    $  11.6       $ 27.2      $  13.3        $  11.7
                                                              -------       ------      -------        -------
Net income................................................    $   7.0       $ 16.3      $   8.0        $   7.0
                                                              -------       ------      -------        -------
------------------------------------------------------------------------------------------------------------------

Earnings per share of common stock
  Primary.................................................    $   .22       $  .50      $   .24        $   .21
  Fully diluted...........................................    $   .21       $  .45      $   .23        $   .21

The sum of the quarterly E.P.S. amounts may not equal the annual amount due to changes in the number of shares outstanding during the year.

Common stock price range -- high..........................     14 1/8       13 1/4       13 1/8         11 7/8
                         -- low...........................     10           12 1/4       10 5/8         10 1/4
------------------------------------------------------------------------------------------------------------------

                                                                             THREE MONTHS ENDED
                                                            ----------------------------------------------------
                                                             FEBRUARY        MAY         AUGUST        NOVEMBER
                                                                28            31           31             30
                                                             --------        ---         ------        --------
                                                               (DOLLARS IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
1994
Net sales.................................................    $ 401.7       $467.7      $ 374.4        $ 495.7
                                                              -------       ------      -------        -------
Gross profit..............................................    $  46.6       $ 80.1      $  64.0        $  23.6
                                                              -------       ------      -------        -------
Unusual items.............................................    $    --       $   --      $    --        $ (82.9)
                                                              -------       ------      -------        -------
Income (Loss) before income taxes.........................    $  (5.3)      $ 23.7      $  10.6        $ (50.7)
                                                              -------       ------      -------        -------
Income (Loss) before cumulative effect of accounting
  changes.................................................    $  (3.2)      $ 14.2      $   6.4        $ (30.4)
                                                              -------       ------      -------        -------
Net income (loss).........................................    $(216.0)      $ 14.2      $   6.4        $ (30.4)
                                                              -------       ------      -------        -------
-------------------------------------------------------------------------------------------------------------------

Earnings (Loss) per share of common stock
  Primary:
    Before cumulative effect of accounting changes........    $  (.10)      $  .45      $   .20        $  (.95)
    Cumulative effect of accounting changes...............      (6.71)          --           --             --
                                                              -------       ------      -------        -------
    Earnings (Loss) per share.............................    $ (6.81)      $  .45      $   .20        $  (.95)
                                                              -------       ------      -------        -------
  Fully diluted:
    Before cumulative effect of accounting changes........    $  (.10)      $  .40      $   .20        $  (.95)
    Cumulative effect of accounting changes...............      (6.71)          --           --             --
                                                              -------       ------      -------        -------
    Earnings (Loss) per share.............................    $ (6.81)      $  .40      $   .20        $  (.95)
                                                              -------       ------      -------        -------

The sum of the quarterly E.P.S. amounts may not equal the annual amount due to changes in the number of shares outstanding during the year.

Common stock price range -- high..........................     16 3/8       15 1/2       14 1/2         14 3/8
                         -- low...........................     13 1/4       12           11 1/2         10
-------------------------------------------------------------------------------------------------------------------

CAPITAL STOCK

     The Company's common stock is listed on the New York and Chicago Stock Exchanges. At November 30, 1995 and December 31, 1995, there were approximately 14,500 holders of record of the Company's common stock. During 1995, 1994 and 1993, the Company paid quarterly cash dividends on common stock of $.15 per share.

                                  GENCORP INC.

                       SUMMARY OF SELECTED FINANCIAL DATA

                                                                       YEARS ENDED NOVEMBER 30,
                                                          --------------------------------------------------
                                                           1995       1994       1993       1992       1991
                                                          ------     ------     ------     ------     ------
                                                           (DOLLARS IN MILLIONS, EXCEPT PER-SHARE AND RATIO
                                                                                DATA)
NET SALES
Aerospace and defense...................................  $  520     $  594     $  872     $1,019     $1,142
Automotive..............................................     633        577        514        436        368
Polymer products........................................     619        569        519        482        483
                                                          ------     ------     ------     ------     ------
                                                          $1,772     $1,740     $1,905     $1,937     $1,993
                                                          ======     ======     ======     ======     ======
SEGMENT OPERATING PROFIT
Aerospace and defense...................................  $   30     $   25     $   53     $   71     $   75
Automotive..............................................      24         32         21          9         (5)
Polymer products........................................      59         51         47         45         41
Unusual items...........................................       4        (80)        --        (22)        --
                                                          ------     ------     ------     ------     ------
                                                          $  117     $   28     $  121     $  103     $  111
                                                          ======     ======     ======     ======     ======

OPERATIONS
Income (Loss) from operations...........................  $   38     $  (13)    $   43     $   22     $   32
Cumulative effect of accounting changes.................      --       (213)        --         --         --
                                                          ------     ------     ------     ------     ------
    Net Income (Loss)...................................  $   38     $ (226)    $   43     $   22     $   32
                                                          ======     ======     ======     ======     ======

EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Income (Loss) from operations...........................  $ 1.17     $ (.41)    $ 1.35     $  .70     $ 1.00
Cumulative effect of accounting changes.................      --      (6.69)        --         --         --
                                                          ------     ------     ------     ------     ------
Net income (loss) (primary).............................  $ 1.17     $(7.10)    $ 1.35     $  .70     $ 1.00
Net income (loss) (fully diluted).......................  $ 1.10     $(7.10)    $ 1.24     $  .70     $ 1.00
Cash dividends paid.....................................  $  .60     $  .60     $  .60     $  .60     $  .60

OPERATING RATIOS
Return on average assets employed.......................     6.4%       1.2%       9.3%       7.3%       9.4%
Assets employed turnover................................     1.9x       2.3x       2.6x       2.7x       2.9x
Income (Loss) from operations to net sales..............     2.1%       (.7)%      2.3%       1.1%       1.6%

GENERAL
Capital expenditures....................................  $   63     $   63     $   67     $   96     $   93
Depreciation............................................      70         73         74         79         77
Total assets*...........................................   1,458      1,455      1,213      1,131      1,113
Long-term debt..........................................     383        378        416        344        355

*Prior to 1993, the Company recorded environmental liabilities net of probable future recoveries from third parties.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of GenCorp Inc.:

     We have audited the accompanying consolidated balance sheets of GenCorp Inc. as of November 30, 1995 and 1994, and the related consolidated statements of income, shareholders' equity (deficit), and cash flows for each of the three years in the period ended November 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GenCorp Inc. at November 30, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 1995, in conformity with generally accepted accounting principles.

     As discussed in Note C to the consolidated financial statements, in 1994 the Company changed its method of accounting for postretirement benefits other than pensions, income taxes and postemployment benefits.

                                            ERNST & YOUNG LLP

Akron, Ohio
January 15, 1996

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to nominees who will stand for election as a director of the Company at the March 27, 1996 Annual Meeting of Shareholders is set forth on pages 2 and 3 of the Company's 1996 Proxy Statement and is incorporated herein by reference. Information with respect to directors of the Company whose terms extend beyond the March 27, 1996 Annual Meeting of Shareholders is set forth on pages 3 and 4 of the Company's 1996 Proxy Statement and is incorporated herein by reference.

     Also, see Executive Officers of the Registrant on pages 7 and 8 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is set forth on pages 9 through 19 of the Company's 1996 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding the security ownership of certain beneficial owners and management is set forth on pages 5 and 6 of the Company's 1996 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain transactions and employment arrangements with management is set forth on pages 14 and 15 of the Company's 1996 Proxy Statement and is incorporated herein by reference.

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

(b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended November 30, 1995.

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

                                  GENCORP INC.

February 16, 1996
                                  By /s/ D. M STEUERT
                                     ------------------------------------------
                                         D. M Steuert, Senior Vice President and
                                         Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURE                                TITLE                        DATE
----------------------------------------  ----------------------------------  ------------------
          /s/ J. B. YASINSKY              Chairman, Chief Executive Officer   February 16, 1996
----------------------------------------  and President
              J. B. Yasinsky

          /s/ D. M. STEUERT               Senior Vice President and Chief     February 16, 1996
----------------------------------------  Financial Officer
              D. M. Steuert

          /s/ P. J. PARR                  Director-Audit, Accounting & Tax    February 16, 1996
----------------------------------------  (principal accounting officer)
              P. J. Parr

                 *                        Director                            February 16, 1996
----------------------------------------
             C. A. Corry

                 *                        Director                            February 16, 1996
----------------------------------------
             W. K. Hall

                 *                        Director                            February 16, 1996
----------------------------------------
           R. K. Jaedicke

                 *                        Director                            February 16, 1996
----------------------------------------
            P. X. Kelley

                 *                        Director                            February 16, 1996
----------------------------------------
           R. D. Kunisch

                 *                        Director                            February 16, 1996
----------------------------------------
           D. E. McGarry

                 *                        Director                            February 16, 1996
----------------------------------------
           J. M. Osterhoff

                 *                        Director                            February 16, 1996
----------------------------------------
           P. J. Phoenix

                 *                        Director                            February 16, 1996
----------------------------------------
            R. B. Pipes

                 *                        Director                            February 16, 1996
----------------------------------------
           J. R. Stover

*Signed by the undersigned as attorney-in-fact and agent for the Directors indicated.

       /s/ E. R. DYE                                                          February 16, 1996
----------------------------------------
           E. R. Dye

                           ANNUAL REPORT ON FORM 10-K

                     ITEM 14(a)(1)(2) AND (3), (c) AND (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                 EXHIBIT INDEX

                                CERTAIN EXHIBITS

                      FISCAL YEAR ENDED NOVEMBER 30, 1995

                                  GENCORP INC.

                           FAIRLAWN, OHIO 44333-3300

                                  GENCORP INC.

                             ITEM 14(a)(1) AND (2)
        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                  PAGE
                                                                                                 NUMBER
                                                                                                 ------
(1) FINANCIAL STATEMENTS:
The following consolidated financial statements of GenCorp Inc. are included in Item 8:
  Consolidated Statement of Income for the years ended November 30, 1995, 1994 and 1993.....       13
  Consolidated Balance Sheet at November 30, 1995 and 1994..................................       14
  Consolidated Statement of Cash Flows for the years ended November 30, 1995, 1994 and
    1993....................................................................................       15
  Consolidated Statement of Shareholders' Equity (Deficit) for the years ended November 30,
    1995, 1994 and 1993.....................................................................       16
Notes to Consolidated Financial Statements..................................................       17

(2) FINANCIAL STATEMENT SCHEDULES:

     All consolidated financial statement schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

                        CONSENT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
GenCorp Inc.

     We consent to the incorporation by reference in the Prospectuses constituting part of GenCorp Inc.'s Registration Statements No. 33-61928, 33-28056 and 2-98730 on Form S-8, Post Effective Amendment No. 1 to Registration Statements No. 2-80440 and 2-83133 on Form S-8, and Post Effective Amendment No. 4 to Registration Statement No. 2-66840 on Form S-8 of our report dated January 15, 1996, with respect to the consolidated financial statements of GenCorp Inc. included in this Annual Report (Form 10-K) for the year ended November 30, 1995.

                                            ERNST & YOUNG LLP

Akron, Ohio
February 16, 1996

                                 EXHIBIT INDEX

  TABLE    EXHIBIT                                                                   EXHIBIT
ITEM NO.   DESCRIPTION                                                               LETTER
---------  -----------                                                               -------
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

           Amendment to Rights Agreement among GenCorp Inc., The First Chicago
           Trust Company of New York, as resigning Rights Agent and The Bank of
           New York, as successor Rights Agent, dated August 21, 1995. (3 pages)        A

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

  TABLE                                    EXHIBIT                                    EXHIBIT
ITEM NO.                                 DESCRIPTION                                  LETTER
---------  -----------------------------------------------------------------------    -------
   10.     MATERIAL CONTRACTS

           10.(iii)(A) MANAGEMENT CONTRACTS, COMPENSATORY PLANS OR ARRANGEMENTS

           Transition and Consulting Agreement dated June 29, 1994, as amended
           October 19, 1994 between the Company and A. William Reynolds, Chairman and Chief Executive Officer and a Director of the Company was filed as Exhibit A to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1994 (File No. 1-1520), and is incorporated herein by reference. (8 pages)

           An Employment Agreement dated October 15, 1993 between the Company and
           J. B. Yasinsky, President and Chief Operating Officer of the Company was filed as Exhibit A to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1993 (File No. 1-1520), and is incorporated herein by reference. (4 pages)

           Form of Severance Agreement granted to executive officers of the Company to provide for payment of an amount equal to 125 percent of base salary multiplied by a factor of 3 if their employment should terminate for any reason other than death, disability, willful misconduct or retirement within three years after a change in control, as such term is defined in such agreement was filed as Exhibit A to the Company's Annual Report on Form 10-K for the fiscal year ended November
           30, 1990 (File No. 1-1520), and is incorporated herein by reference.
           (12 pages)

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

           GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors effective January 1, 1992 was filed as Exhibit A to the Company's
           Annual Report on Form 10-K for the fiscal year ended November 30, 1991
           (File No. 1-1520), and is incorporated herein by reference. (18 pages)

           GenCorp Inc. Long-Term Incentive Program effective January 27, 1993 and as amended March 31, 1993 was filed as Exhibit D to the Company's
           Annual Report on Form 10-K for the fiscal year ended November 30, 1994
           (File No. 1-1520), and is incorporated herein by reference. (20 pages)

  TABLE                                    EXHIBIT                                    EXHIBIT
ITEM NO.                                 DESCRIPTION                                  LETTER
---------  -----------------------------------------------------------------------    -------
           GenCorp Inc. 1993 Stock Option Plan effective March 31, 1993 was filed as Exhibit 4.1 to Form S-8 Registration Statement No. 33-61928 dated
           April 30, 1993 and is incorporated herein by reference. (11 pages)

           Form of Restricted Stock Agreement between the Company and Nonemployee
           Directors providing for payment of part of Directors' compensation for service on the Board of Directors in Company stock was filed as Exhibit
           E to the Company's Annual Report on Form 10-K for the fiscal year ended
           November 30, 1994 (File No. 1-1520), and is incorporated herein by reference. (4 pages)

   11.     STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
           (1 page)                                                                     B

   21.     SUBSIDIARIES OF THE REGISTRANT
           Listing of Subsidiaries (1 page)                                             C

   23.     CONSENTS OF EXPERTS
           Consent of Ernst & Young LLP is contained on page GC-2 of this Form
           10-K and is incorporated herein by reference.

   24.     POWER OF ATTORNEY
           Powers of Attorney executed by C. A. Corry, W. K. Hall, R. K. Jaedicke,
           P. X. Kelley, R. D. Kunisch, D. E. McGarry, J.M. Osterhoff, P. J.
           Phoenix, R. B. Pipes and J. R. Stover, Directors of the Company. (10
           pages)                                                                       D

   27.     FINANCIAL DATA SCHEDULE

           (Filed for EDGAR only)

           The Company will supply copies of any of the foregoing exhibits to any shareholder upon receipt of a written request addressed to GenCorp
           Inc., 175 Ghent Road, Fairlawn, Ohio 44333-3300--Attention: Secretary, and payment of $1 per page to help defray the costs of handling, copying and return postage.