Form 10-Q
period 1996-02-29
GENCORP INC
filed 1996-04-11
CIK 40888

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended    February 29, 1996        Commission File Number 1-1520
                      ----------------------                             ------

                                  GenCorp Inc.
                              --------------------
             (Exact name of registrant as specified in its charter)


         Ohio                                         34-0244000
- -----------------------                  -----------------------------------
(State of Incorporation)                (I.R.S. Employer Identification No.)


                   175 Ghent Road  Fairlawn, Ohio      44333-3300
                   ----------------------------------------------
                 (Address of principal executive offices) (Zip Code)


        Registrant's telephone number, including area code (330) 869-4200
                                                           --------------




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




At March 31, 1996, there were 33,412,661 outstanding shares of GenCorp Inc.'s Common Stock, par value $.10.

GenCorp Inc.


Table of Contents                                                                   Page No.
- ---------------------------------------------------------------------------------------------
Part I. Financial Information

      Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations -
               Three Months Ended February 29, 1996 and February 28, 1995              -3-

         Condensed Consolidated Balance Sheets -
               February 29, 1996 and November 30, 1995                                 -4-

         Condensed Consolidated Statements of Cash Flows -
               Three Months Ended February 29, 1996 and February 28, 1995              -5-

         Notes to the Unaudited Interim Condensed Consolidated
               Financial Statements                                                    -6-

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                          -11-

Part II.  Other Information

      Item 1.  Legal Proceedings                                                      -14-

      Item 4.  Submission of Matters to a Vote of Security Holders                    -14-

      Item 5.  Other Information                                                      -15-

      Item 6.  Exhibits and Reports on Form 8-K                                       -15-

Signatures                                                                            -16-

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                                  GenCorp Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in millions, except per share data)

                                                           Unaudited
                                                       Three Months Ended
                                                     --------------------------
                                                     February 29,  February 28,
                                                        1996          1995
                                                     ------------  ------------

NET SALES                                            $    368.3    $    428.1
                                                     ----------    ----------

COSTS AND EXPENSES
Cost of products sold                                     312.3         366.7
Selling, general and administrative                        45.1          44.2
Interest expense                                            8.0           8.7
Other (income) and expense, net                            (1.6)         (3.1)
Unusual items (Note C)                                     24.8            --
                                                     ----------    ----------
                                                          388.6         416.5
                                                     ----------    ----------
INCOME (LOSS) BEFORE INCOME TAXES                         (20.3)         11.6
Income tax (benefit) provision                             (8.6)          4.6
                                                     ----------    ----------

NET INCOME (LOSS)                                    $    (11.7)   $      7.0
                                                     ==========    ==========

EARNINGS (LOSS) PER SHARE OF COMMON STOCK (NOTE B)
Primary                                              $     (.35)   $      .22
                                                     ==========    ==========
Fully diluted                                        $     (.35)   $      .21
                                                     ==========    ==========

Average number of shares of common
    stock outstanding (in thousands)
Primary                                                  33,670        32,259
Fully diluted                                            40,828        39,417

Cash dividends paid per share of common stock        $      .15    $      .15




                 The accompanying notes to the unaudited interim
               condensed consolidated financial statements are an
                       integral part of these statements.

                                  GenCorp Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollars in millions)

                                              Unaudited       Audited
                                             February 29,   November 30,
                                                1996           1995
                                             ------------   ------------
CURRENT ASSETS:
Cash and equivalents                          $   15.2       $   17.0
Accounts receivable                              252.3          241.7
Inventories (Note D)                             157.6          161.3
Prepaid expenses and other                        49.7           45.0
                                              --------       --------
TOTAL CURRENT ASSETS                             474.8          465.0
                                              --------       --------

Recoverable from U.S. government and third
    parties for environmental remediation        122.4          120.8
Deferred income taxes                            144.9          147.8
Prepaid pension                                   96.2          109.4
Investments and other assets                      86.5           71.2

Property, plant and equipment:
    At cost                                    1,095.3        1,302.2
    Accumulated depreciation                    (670.7)        (758.9)
                                              --------       --------
       Net property, plant and equipment         424.6          543.3
                                              --------       --------
TOTAL ASSETS                                  $1,349.4       $1,457.5
                                              ========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY:
Notes payable                                 $   24.3       $   20.7
Accounts payable - trade                          64.8           98.6
Income taxes                                      (2.1)           4.8
Other current liabilities                        221.2          251.4
                                              --------       --------
TOTAL CURRENT LIABILITIES                        308.2          375.5
                                              --------       --------

Long-term debt (Note E)                          377.0          382.9
Postretirement benefits other than pensions      355.7          371.7
Environmental reserves                           230.6          231.6
Other liabilities                                 60.3           60.3
Contingencies (Note F)

SHAREHOLDERS' EQUITY
Preference stock - (none outstanding)               --             --
Common stock - $.10 par value; 33.4 million
    shares outstanding                             3.3            3.3
Other capital                                     22.1           21.9
Retained earnings (deficit)                      (14.1)           2.5
Currency translation adjustment                    6.3            7.8
                                              --------       --------
TOTAL SHAREHOLDERS' EQUITY                        17.6           35.5
                                              --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                    $1,349.4       $1,457.5
                                              ========       ========


                 The accompanying notes to the unaudited interim
               condensed consolidated financial statements are an
                       integral part of these statements.

                                  GenCorp Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)

                                                           Unaudited
                                                       Three Months Ended
                                                    --------------------------
                                                    February 29,  February 28,
                                                       1996          1995
                                                    ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                     $ (11.7)      $   7.0
Provision for unusual items                              24.8            --
Depreciation and amortization and loss on
    disposal of fixed assets                             24.3          17.9
Increase in working capital                             (94.3)        (89.1)
Increase in deferred income taxes                         2.9            --
Other - net                                              (8.8)         (4.9)
                                                      -------       -------
NET CASH USED IN OPERATING ACTIVITIES                   (62.8)        (69.1)
                                                      -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                    (10.4)        (11.0)
Proceeds from asset dispositions                         80.3          (1.0)
Investments and other - net                               (.4)           --
                                                      -------       -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      69.5         (12.0)
                                                      -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term debt incurred                              3.6          14.1
Long-term debt incurred                                 110.0         110.1
Long-term debt paid                                    (115.9)        (43.0)
Dividends                                                (5.0)         (4.9)
Other equity transactions                                (1.2)          8.4
                                                      -------       -------
NET CASH PROVIDED FROM OR (USED IN)
    FINANCING ACTIVITIES                                 (8.5)         84.7
                                                      -------       -------

NET INCREASE OR (DECREASE) IN CASH AND EQUIVALENTS       (1.8)          3.6
Cash and equivalents at beginning of year                17.0          22.4
                                                      -------       -------
Cash and equivalents at end of period                 $  15.2       $  26.0
                                                      =======       =======

Cash paid during the period for interest was $10.8 million and $11.4 million for the three months ended February 29, 1996 and February 28, 1995, respectively. Cash paid during the period for income taxes was $2.9 million and $8.3 million for the three months ended February 29, 1996 and February 28, 1995, respectively.




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

                                  GenCorp Inc.
              NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

Note A - Basis of Presentation
- ------------------------------

     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included or incorporated by reference in the GenCorp Inc. (Company) Annual Report on Form 10-K for the fiscal year ended November 30, 1995.

     All normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the three months ended February 29, 1996 and February 28, 1995, have been reflected. The results of operations for the three months ended February 29, 1996, are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

     Certain reclassifications have been made to conform prior year's data to the current presentation.

Note B - Net Income Per Share of Common Stock
- ---------------------------------------------

     Primary earnings per share of common stock are calculated by dividing net income by the weighted average number of common shares outstanding adjusted for the inclusion of stock options and shares to be issued under other stock based compensation programs. For fully diluted earnings per share, net income and shares outstanding have also been adjusted as if the Company's $115,000,000 8% Convertible Subordinated Debentures Due August 1, 2002 had been converted. (See Note E for further information regarding the debentures.)

Note C - Unusual Items
- ----------------------

     On March 1, 1996, GenCorp Inc. completed the sale of substantially all of the assets and certain liabilities of its Reinforced Plastics Division to Cambridge Industries, Inc. of Madison Heights, Michigan for an aggregate consideration of approximately $42 million, of which approximately $18 million was paid in cash at the closing, approximately $14 million of which was paid by delivery of a Subordinated Promissory Note of Cambridge Industries Holdings, Inc. and approximately $10 million of which was paid through the retention of receivables. The sale was effective as of February 29, 1996.

     On February 15, 1996, GenCorp Inc. completed the sale of substantially all of the assets and certain liabilities of its Vibration Control Division to BTR Antivibration Systems, Inc., a subsidiary of BTR plc. for an aggregate consideration of approximately $80 million paid in cash at the closing.

     The Company recognized a loss of $10 million from the sale of the two divisions and used the proceeds to reduce outstanding debt.

     Also during the first quarter of 1996, the Company took a pretax charge of $14.8 million for expenses related to the Voluntary Early Retirement Incentive Program for eligible employees at the Company's Fairlawn headquarters and Corporate Technology Center.

Note D - Inventories
- --------------------

     Inventories are stated at the lower of cost or market value. A portion of the inventories is priced by use of the last-in, first-out (LIFO) method using various dollar value pools. Interim LIFO determinations may involve management's judgments of expected year-end inventory levels. Components of inventory are as follows:

                                                       Unaudited      Audited
                                                      February 29,   November 30,
                                                         1996           1995
                                                     ------------   ------------

Raw materials and supplies                             $  42.1        $  46.7
Work-in-process                                            9.4           15.5
Finished products                                         63.8           64.9
                                                       -------        -------
    Approximate replacement cost of LIFO inventories     115.3          127.1
Reserves, primarily LIFO                                 (41.7)         (42.8)
Long-term contracts at average cost                      186.5          178.5
Progress payments                                       (102.5)        (101.5)
                                                       -------        -------
                                                       $ 157.6        $ 161.3
                                                       =======        =======

Note E - Long-term Debt and Credit Lines
- ----------------------------------------

     The Company has an unsecured revolving credit facility (Facility) which expires in April 1997. The Facility, which totaled $445 million on November 30, 1995, was reduced to $384 million as of February 29, 1996 from proceeds related to the Vibration Control divestiture. During the second quarter of 1996, the Facility was subsequently reduced to $356 million from proceeds related to the divestiture of the Reinforced Plastics Division. As of February 29, 1996, unused revolving lines of credit totaled $134 million. The Company pays commitment fees of 3/8 of one percent on the unused balance. Interest rates are variable, primarily based on LIBOR, and are currently at an average rate of 6.4 percent.

     The Facility contains various debt restrictions and provisions relating to net worth and interest coverage ratios. The Company is required to maintain consolidated net worth of not less than $271 million, excluding the impact of the accounting standards adopted in 1994 and the unusual items recorded in the fourth quarter of 1994 pursuant to an amendment to the Facility. Excluding the impact of these items, the Company had net worth of $288 million at February 29, 1996 and was in compliance with the amended agreement.

     The $115,000,000 8% Convertible Subordinated Debentures Due August 1, 2002 (Debentures) are redeemable at the option of the Company, in whole or in part, at any time on or after August 10, 1996. The Debentures are convertible at any time prior to maturity, unless previously redeemed, into shares of common stock at a conversion price of $16.065 per share (equivalent to a conversion rate of approximately 62.247 shares of Common Stock per $1,000 principal amount of Debentures) subject to adjustment in certain circumstances. The market value of the Debentures was $118 million at February 29, 1996.

     At February 29, 1996, the Company had unsecured, uncommitted lines of credit with several banks for short-term borrowings aggregating $46 million, of which $19 million was outstanding. Borrowings under such lines generally bear interest at money market rates and are payable on demand. The Company also had outstanding letters of credit totaling $27 million at February 29, 1996.

Note F - Contingencies
- ----------------------

Environmental Matters
- ---------------------

Sacramento, California

     In June 1989, the United States District Court approved a Partial Consent Decree (Decree) requiring Aerojet to conduct a Remedial Investigation/ Feasibility Study (RI/FS) of Aerojet's Sacramento, California site and prepare an RI/FS report on specific environmental conditions present at the site and alternatives available to remedy such conditions. Aerojet also is required to pay for certain government oversight costs associated with compliance with the Decree.

     In September 1993, Aerojet reached a settlement with the U.S. government whereby Aerojet recovered approximately $18 million for costs incurred at the site from July 1989 through November 1992. The settlement also provides that 65 percent of covered costs incurred after November 1992, net of insurance recoveries, will be added to the pricing of government contracts.

     Aerojet has substantially completed its efforts under the Decree to determine the nature and extent of contamination at the facility and to identify the technologies that will likely be used to remediate the site. Based on available facts, existing technology and current environmental laws and regulations, Aerojet recorded a net $68 million charge in 1994 to remediate the site. These remediation costs are principally for design, construction and enhancement of groundwater and soil treatment facilities, ongoing project management and regulatory oversight, and are expected to be incurred over a period of approximately 20 years. This estimate will be subject to changes as work progresses and additional experience is gained.

     At February 29, 1996, Aerojet had a reserve of $203 million for costs to complete the RI/FS and remediate the site and has recognized $119 million for probable future recoveries under the 1993 settlement agreement with the U.S. government.

     Legal proceedings to obtain reimbursements of environmental costs from insurers are continuing.

Lawrence, Massachusetts

     The Company has studied remediation alternatives for its closed Lawrence, Massachusetts facility, which was contaminated with PCBs, and has begun site remediation and off-site disposal of debris. The Company has a reserve of $29 million for decontamination and long-term operating and maintenance costs of this site. The reserve represents the Company's best estimate for the remaining remediation cost. Future remediation cost could range as high as $55 million depending on the results of future testing and the ultimate remediation alternatives undertaken at the site. The time frame for remediation is currently estimated to range from 4 to 8 years.

Muskegon, Michigan

     The United States District Court has ruled that Aerojet and its two inactive Cordova Chemical subsidiaries (Cordova) are liable with a former owner/operator of a former chemical plant at the Cordova site in Muskegon, Michigan for remediation of the site. Subsequently, the United States District Court's decision has been appealed to the United States Court of Appeals. Separately, the State of Michigan Court of Claims previously ruled that the State of Michigan is obligated to indemnify Aerojet and Cordova for all remediation and investigation costs at the site. On July 14, 1995, the Michigan Court of Appeals affirmed the decision of the Court of Claims, and on September 20, 1995, the Michigan Court of Appeals denied the State of Michigan's motion for a rehearing. The State has petitioned the Michigan State Supreme Court for review.

- ----------------------------------

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

Other Sites

     The Company is also currently involved, together with other companies, in 28 other Superfund and non-superfund remediation sites. In many instances, the Company's liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company's involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company's experience, interim and final allocations of liability costs are generally made based on relative contributions of waste. Based on the Company's previous experience, its allocated share has frequently been minimal, in many instances less than 1 percent. The Company has reserves of approximately $18 million as of February 29, 1996 which it believes are sufficient to cover its best estimate of its share of the environmental remediation costs at these other sites. Also, the Company is seeking recovery of its costs from its insurers.

- ----------------------------------

Environmental Summary
- ---------------------

     In regard to the sites discussed above, management believes, on the basis of presently available information, that resolution of these matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company. The effect of resolution of these matters on results of operations cannot be predicted due to the uncertainty concerning both the amount and timing of future expenditures and future results of operations.

Other Legal Matters
- -------------------

     In August 1991, Olin Corporation (Olin) advised GenCorp that Olin believed GenCorp to be jointly and severally liable for certain Superfund remediation costs, estimated by Olin to be $70 million, associated with a former Olin manufacturing facility and waste disposal sites in Ashtabula County, Ohio.

     In 1993, GenCorp sought declaratory judgment in the United States District Court for the Northern District of Ohio that the Company is not responsible for environmental remediation costs associated with the former Olin facility and Superfund sites. Olin counterclaimed seeking a judgment that GenCorp is jointly and severally liable for a share of remediation costs.

     In late 1995, the Court hearing on the first phase of the case relative to the issue of joint and several liability was completed, but the Court has not yet rendered a decision. If the Court finds GenCorp is liable, subsequent trial phases will address allocation and damages.

     The Company is vigorously litigating this matter and believes that it has meritorious defenses to Olin's claims. While there can be no certainty regarding the outcome of any litigation, in the opinion of management, after reviewing the information currently available with respect to this matter and consulting with the Company's counsel, any liability which may ultimately be incurred will not materially affect the consolidated financial condition of the Company.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Condition
- ---------------------------------------

     Cash flow used in operating activities for the first quarter of fiscal 1996 was $62.8 million as compared to $69.1 million for the first quarter of 1995.

     At February 29, 1996, GenCorp's total debt was $401 million, a decrease of $2 million compared to $403 million at November 30, 1995. Proceeds from the divestiture of the Vibration Control and Reinforced Plastics divisions totaled $122 million, of which $80 million was received during the first quarter of 1996 and used to reduce bank borrowings. Divestiture proceeds received during the quarter were offset by increased spending on working capital. Interest expense in the quarter decreased to $8.0 million from $8.7 million in the comparable period last year due to lower interest rates.

Material Changes in Results of Operations
- -----------------------------------------

     Net sales in the first quarter of 1996 declined 14 percent to $368.3 million from $428.1 million in the first quarter of 1995. Sales from continuing businesses totaled $321.0 million for the first quarter of 1996, compared to $355.9 million during the first quarter of 1995. The sales decline was primarily related to lower volumes at Aerojet, the Company's aerospace and defense segment.

     Segment operating profit declined to $7.4 million in the first quarter of 1996, from $22.5 million in the first quarter of 1995. Improved operating profit at the polymer products segment and at Aerojet was offset by declines in automotive operating profit and the loss on the businesses sold. Operating profit from continuing businesses improved to $22.8 million for the first quarter of 1996, compared to $21.5 million for the first quarter of 1995, after adjusting for the sale of the Company's Reinforced Plastics, Vibration Control and rigid plastics businesses. Operating margins from continuing businesses increased to 7.1 percent in the first quarter of 1996, compared to 6.0 percent for the first quarter of 1995. Earnings per share from continuing operations totaled $.18 for the first quarter of 1996 compared to $.20 in the first quarter of 1995.

     On a consolidated basis, the Company reported a net loss of $(11.7) million for the first quarter of 1996 compared to net income of $7.0 million in the first quarter of 1995. During the first quarter of 1996, the divestitures of the two automotive divisions, Vibration Control and Reinforced Plastics, resulted in a pretax charge of $10.0 million. Also during the first quarter of 1996, the Company took a pretax charge of $14.8 million for expenses related to the Voluntary Early Retirement Incentive Program for eligible employees at the Company's Fairlawn headquarters and Corporate Technology Center.

     Divestitures of both the Vibration Control and Reinforced Plastics divisions represented important steps in the Company's strategy to focus resources on fewer businesses with higher potential for growth and value creation. The two highest priorities in 1996 will be to continue the Company's aggressive program for performance improvement across the Company and to move forward with strategic initiatives for those businesses that it intends to grow.

     Net sales for Aerojet in the first quarter of 1996 were $98.6 million, a decrease of 24 percent compared to the first quarter of 1995. The decrease reflects lower volume on the Defense Support Program (DSP) and lower sales of Titan propulsion systems.

- -----------------------------------------------------

     Aerojet's segment operating profit for the first quarter of 1996 was $7.5 million compared to $7.3 million in the first quarter of 1995. Operating margins increased to 7.6 percent during the first quarter of 1996 compared to 5.6 percent for the first quarter of 1995. Better contract performance, lower health care expenses and productivity enhancement efforts led to the improved profit and margins.

     Aerojet's sales volume is expected to be higher throughout the remainder of the year. In February, Aerojet received an award from the Air Force for DSP Sensor 23. Aerojet received approval to begin production on the Joint Tactical Air to Ground System (JTAGS), a tactical ballistic missile ground station system. Also during the quarter, the Near Earth Asteroid Rendezvous (NEAR) spacecraft was launched. NEAR, built around an Aerojet primary structure and propulsion system, will be the first spacecraft to orbit a small planetary body, the 433 Eros asteroid.

     Net sales for the automotive business segment in the first quarter of 1996 decreased 13 percent to $143.4 million, compared to $164.8 million in the first quarter of 1995, primarily due to lower volume on several key platforms and the timing of the divestitures. Automotive sales from continuing operations totaled $96.1 million in the first quarter of 1996 compared to $98.6 million in the first quarter of 1995, a 2.5 percent decline primarily due to lower sales in Europe.

     The automotive segment had operating losses of $(11.6) million for the first quarter of 1996, versus operating income of $6.2 million for the first quarter of 1995, due to losses of $(5.4) million related to the operations of businesses sold during the quarter and $(10.0) million related to the divestitures. The Company's continuing automotive business earned $3.8 million for the first quarter of 1996 compared to $5.5 million in the first quarter of 1995. Profit was impacted by development costs for the Automotive Occupant Sensor (AOS) business.

     During the quarter, the Vehicle Sealing Division received its first award from Honda for production of glassruns on the 1998 Accord. The Company is continuing to pursue new business opportunities with this important global customer. The division was also awarded new business from Volkswagen for the side window encapsulation on the EA-420 platform. The Company is also continuing to evaluate business opportunities and structures for AOS.

     Net sales for the polymer products business segment in the first quarter of 1996 decreased 5 percent to $126.3 million, compared to $133.1 million in the first quarter of 1995. Sales in 1996, after adjusting for last year's revenues from the divested rigid plastics business, were flat.

     Segment operating profit for the polymer products businesses increased to $11.5 million, compared to $8.7 million in the first quarter of 1995, after adjusting for the divestiture of the rigid plastics business. Continued productivity improvements and more stable raw material prices resulted in the improved profits for the quarter.

     During the 1996 first quarter, the Decorative Products group introduced several new products including Rendura ST, a new vinyl laminate for the consumer electronics market and GenFlex RM, a new PVC roofing membrane providing longer life and ease of installation to roofing customers. Essex brands also introduced Esscape, a unique breathable wallcovering designed for improved performance in high humidity/mildew prone climates. Penn Racquet Sports has signed a new contract with Pagoda International as the exclusive worldwide licensee for development, marketing and sales of Penn branded footwear. Also Penn has extended its strategic alliance with Head for an additional five years.

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

      The nature of environmental investigation and cleanup activities often makes it difficult to determine the timing and amount of any estimated future costs that may be required for remedial measures. However, the Company reviews these matters and accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and its proportionate share of the amount can be reasonably estimated. The Company's Condensed Consolidated Balance Sheet at February 29, 1996 reflects accruals of $264 million and amounts recoverable of $127 million from third parties for remediation costs.

      The effect of resolution of environmental matters on results of operations cannot be predicted due to the uncertainty concerning both the amount and timing of future expenditures and future results of operations. However, management believes, on the basis of presently available information, that resolution of these matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company. The Company will continue its efforts to mitigate past and future costs through pursuit of claims for insurance coverage and continued investigation of new remediation alternatives and associated technologies. For additional discussion of environmental matters, refer to Note F - Contingencies.

                           Part II. OTHER INFORMATION
                           --------------------------

Item 1. Legal Proceedings
- -------------------------

      Information concerning legal proceedings, including proceedings relating to environmental matters, which appears in Note F beginning on page 8 of this report is incorporated herein by reference.

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

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

      At the Company's Annual Meeting of Shareholders held on March 27, 1996, holders of GenCorp Common Stock elected Charles A. Corry, William K. Hall, Dr. Robert K. Jaedicke and Robert D. Kunisch as directors to serve a three year term expiring in 1999. Shareholders also ratified the Board of Directors' appointment of Ernst & Young LLP as the Company's independent auditors for 1996.

Following is the final result of the Common votes cast:

A) Election of Directors:

                                                                              Broker
                                         For              Withheld           Nonvotes
                                         ---              --------           --------
       Charles A. Corry               30,012,331           548,771               -0-
                                    --------------    -----------------    -------------

       William K. Hall                30,023,238           537,864               -0-
                                    --------------    -----------------    -------------

       Dr. Robert K. Jaedicke         29,990,496           570,606               -0-
                                    --------------    -----------------    -------------

       Robert D. Kunisch              30,016,231           544,871               -0-
                                    --------------    -----------------    -------------

B) Ratification of the Board of Directors' appointment of Ernst & Young LLP as independent auditors:

                                                                             Broker
       For:   30,194,176     Against:    204,362     Abstain:     180,378    Nonvotes:      -0-
             -----------                --------                ---------                 -------

Item 5. Other Information
- -------------------------

       On April 2, 1996 the Company announced that James K. Lambert had been named Senior Vice President of Operations and Total Quality and elected an officer of the Company.

       On February 7, 1996 the Company announced an organizational realignment which included a Voluntary Early Retirement Incentive Program for eligible employees at its Fairlawn headquarters and its Corporate Technology Center and the elimination of the Office of the Chief Executive. Concurrently with the reorganization: (i) Roger I. Ramseier was elected Vice President; President of Aerojet-General Corporation; (ii) Samuel W. Harmon was elected Senior Vice President, Human Resources; (iii) Rosemary Younts was elected Senior Vice President, Communications; and (iv) the following GenCorp officers announced their retirement under the Voluntary Early Retirement Incentive Program: William
E. Bachman, Executive Vice President; Marvin L. Isles, Executive Vice President; Charles R. Ennis, Senior Vice President, Law and Environmental Affairs; General Counsel, and Dr. Russell A. Livigni, Vice President, Corporate Technology.

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

       a) Exhibits
          --------

         Table
         Exhibit
         Item No.                                      Exhibit Description                         Number
         ------------------------------------------------------------------------------------------------

           10       Asset Purchase Agreement dated March 1, 1996 among GenCorp Inc.,
                    Cambridge Industries Holdings, Inc. and Cambridge Industries, Inc.
                    was filed as Exhibit A to the Company's Current Report on Form 8-K
                    dated March 1, 1996 (File No. 1-1520) and is incorporated herein by reference.

           10       Asset Purchase Agreement dated February 14, 1996 between BTR
                    Antivibration Systems, Inc. and GenCorp Inc. was filed as Exhibit B to the Company's Current Report on Form 8-K dated March 1, 1996
                    (File No. 1-1520) and is incorporated herein by reference.

           11       Statement re computation of per share earnings.                                  11

           27       Financial Data Schedule.                                                         27
                    (Filed for EDGAR only)

        b) Reports on Form 8-K
           -------------------

           On March 15, 1996 the Company filed a Current Report on Form 8-K, Date of Report (date of earliest event reported) March 1, 1996 reporting the sale of substantially all of the assets of its Reinforced Plastics Division to Cambridge Industries, Inc. and the previous sale of substantially all of the assets of its Vibration Control Division to BTR Antivibration Systems, Inc., a subsidiary of BTR plc.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GENCORP INC.



Date    April 11, 1996                By  /s/ D. M. Steuert
     ---------------------------         ----------------------
                                          D. M. Steuert, Senior Vice President
                                          and Chief Financial Officer




Date    April 11, 1996                By  /s/ E. R. Dye
     ---------------------------         ------------------
                                          E. R. Dye, Secretary