Form 10-Q
period 1996-05-31
GENCORP INC
filed 1996-07-03
CIK 40888

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended May 31, 1996           Commission File Number 1-1520
                         ------------                                  ------

                                  GenCorp Inc.
                             ---------------------
             (Exact name of registrant as specified in its charter)

         Ohio                                          34-0244000
- -----------------------                   -----------------------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)

                    175 Ghent Road Fairlawn, Ohio          44333-3300
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

At June 30, 1996, there were 33,420,393 outstanding shares of GenCorp Inc.'s Common Stock, par value $.10.

GenCorp Inc.

Table of Contents

                                                                               PAGE NO
Part I. Financial Information

      Item 1.  Financial Statements

               Condensed Consolidated Statements of Income -
                  Three Months and Six Months Ended May 31, 1996 and 1995        -3-

               Condensed Consolidated Balance Sheets -
                  May 31, 1996 and November 30, 1995                             -4-

               Condensed Consolidated Statements of Cash Flows -
                  Six Months Ended May 31, 1996 and 1995                         -5-

               Notes to the Unaudited Interim Condensed Consolidated
                  Financial Statements                                           -6-

      Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                  -11-

Part II.  Other Information

      Item 1.  Legal Proceedings                                                 -14-

      Item 5.  Other Information                                                 -14-

      Item 6.  Exhibits and Reports on Form 8-K                                  -15-

Signatures                                                                       -16-

                         PART I. FINANCIAL INFORMATION

                                  GenCorp Inc.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in millions, except per share data)

                                                                           Unaudited                      Unaudited
                                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                     ----------------------        -----------------------
                                                                     May 31,        May 31,        May 31,         May 31,
                                                                       1996           1995           1996           1995
                                                                     -------        -------        -------         ------
NET SALES                                                            $ 378.0        $ 461.9        $ 746.3        $ 890.0
                                                                     -------        -------        -------        -------

COSTS AND EXPENSES

Cost of products sold                                                  307.0          383.0          619.3          749.7
Selling, general and administrative                                     42.4           45.7           87.5           89.1
Interest expense                                                         6.6            9.2           14.6           17.9
Other (income) and expense, net                                         (1.6)          (3.2)          (3.2)          (5.5)
Unusual items (Note C)                                                    .1              -           24.9              -
                                                                     -------        -------        -------        -------
                                                                       354.5          434.7          743.1          851.2
                                                                     -------        -------        -------        -------
INCOME BEFORE INCOME TAXES                                              23.5           27.2            3.2           38.8
Income tax provision                                                     9.4           10.9             .8           15.5
                                                                     -------        -------        -------        -------

NET INCOME                                                           $  14.1        $  16.3        $   2.4        $  23.3
                                                                     =======        =======        =======        =======


EARNINGS PER SHARE OF COMMON STOCK (NOTE B)

Primary                                                              $   .42        $   .50        $   .07        $   .72
Fully diluted                                                        $   .38        $   .45        $   .07        $   .66

Average number of shares of common
    stock outstanding (in thousands)

Primary                                                               33,632         32,533         33,592         32,397
Fully diluted                                                         40,991         39,691         40,986         39,555

Cash dividends paid per share of common stock                        $   .15        $   .15        $   .30        $   .30


     The accompanying notes to the unaudited interim condensed consolidated financial statements are an integral part of these statements.

                                  GenCorp Inc.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in millions)

                                                                        Unaudited              Audited
                                                                         May 31,            November 30,
                                                                          1996                  1995
                                                                       -------------        ------------
CURRENT ASSETS:

Cash and equivalents                                                   $    16.0             $     17.0
Accounts receivable                                                        210.2                  241.7
Inventories (Note D)                                                       139.8                  161.3
Prepaid expenses and other                                                  57.3                   45.0
                                                                       ---------             ----------
TOTAL CURRENT ASSETS                                                       423.3                  465.0
                                                                       ---------             ----------

Recoverable from U.S. government and third
    parties for environmental remediation                                  121.9                  120.8
Deferred income taxes                                                      142.6                  147.8
Prepaid pension                                                            101.3                  109.4
Investments and other assets                                                85.2                   71.2

Property, plant and equipment:

    At cost                                                              1,095.8                1,302.2
    Accumulated depreciation                                              (679.5)                (758.9)
                                                                       ---------            ----------
       Net property, plant and equipment                                   416.3                  543.3
                                                                       ---------             ----------
TOTAL ASSETS                                                           $ 1,290.6             $  1,457.5
                                                                       =========             ==========


LIABILITIES AND SHAREHOLDERS' EQUITY:

Notes payable                                                          $    23.8             $     20.7
Accounts payable - trade                                                    70.8                   98.6
Income taxes                                                                (7.9)                   4.8
Other current liabilities                                                  221.1                  251.4
                                                                       ---------             ----------
TOTAL CURRENT LIABILITIES                                                  307.8                  375.5
                                                                       ---------             ----------

Long-term debt (Note E)                                                    315.2                  382.9
Postretirement benefits other than pensions                                352.2                  371.7
Environmental reserves                                                     229.6                  231.6
Other liabilities                                                           61.5                   60.3
Contingencies (Note F)

SHAREHOLDERS' EQUITY

Preference stock - (none outstanding)                                          -                      -
Common stock - $.10 par value;33.4 million
    shares outstanding                                                       3.3                    3.3
Other capital                                                               21.9                   21.9
Retained earnings (deficit)                                                 (5.1)                   2.5
Currency translation adjustment                                              4.2                    7.8
                                                                       ---------             ----------
TOTAL SHAREHOLDERS' EQUITY                                                  24.3                   35.5
                                                                       ---------             ----------
TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                                             $ 1,290.6             $  1,457.5
                                                                       =========             ==========

     The accompanying notes to the unaudited interim condensed consolidated financial statements are an integral part of these statements.

                                  GenCorp Inc.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in millions)

                                                                                         Unaudited
                                                                                     SIX MONTHS ENDED
                                                                               ----------------------------
                                                                                         May 31,
                                                                                  1996              1995
                                                                               ----------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                      $   2.4           $  23.3
Provision for unusual items                                                        24.9                --
Depreciation, amortization and loss on
     disposal of fixed assets                                                      35.7              38.0
Increase in working capital                                                       (73.8)            (75.0)
Decrease (Increase) in deferred income taxes                                        5.2              (2.0)
Other - net                                                                       (13.9)            (10.0)
                                                                                -------           -------
NET CASH USED IN OPERATING ACTIVITIES                                             (19.5)            (25.7)
                                                                                -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures                                                              (20.1)            (25.3)
Proceeds from asset dispositions                                                  119.5                --
Investments and other - net                                                        (2.7)              4.8
                                                                                -------           -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                96.7             (20.5)
                                                                                -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES

Net short-term debt incurred                                                        3.1               4.9
Long-term debt incurred                                                           360.1             165.1
Long-term debt paid                                                              (427.8)           (131.6)
Dividends                                                                          (9.9)             (9.7)
Other equity transactions                                                          (3.7)             15.2
                                                                                -------           -------
NET CASH (USED IN) PROVIDED BY
     FINANCING ACTIVITIES                                                         (78.2)             43.9
                                                                                -------           -------

NET DECREASE IN CASH AND EQUIVALENTS                                               (1.0)             (2.3)
Cash and equivalents at beginning of year                                          17.0              22.4
                                                                                -------           -------
Cash and equivalents at end of period                                           $  16.0           $  20.1
                                                                                =======           =======

Cash paid during the period for interest was $15.5 million and $18 million for the six months ended May 31, 1996 and 1995, respectively. Cash paid during the period for income taxes was $17.1 million and $11.7 million for the six months ended May 31, 1996 and 1995, respectively.

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

     All normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the six months ended May 31, 1996 and 1995, have been reflected. The results of operations for the six months ended May 31, 1996 are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

NOTE B - NET INCOME PER SHARE OF COMMON STOCK

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

NOTE C - UNUSUAL ITEMS

     On March 1, 1996, GenCorp Inc. completed the sale of substantially all of the assets and certain liabilities of its Reinforced Plastics Division to Cambridge Industries, Inc. of Madison Heights, Michigan for an aggregate consideration of approximately $42 million, of which approximately $18 million was paid in cash at the closing, approximately $14 million of which was covered by delivery of a Subordinated Promissory Note of Cambridge Industries Holdings, Inc. and approximately $10 million of which was paid through the retention of receivables. The sale was effective as of February 29, 1996.

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

NOTE D - INVENTORIES

     Inventories are stated at the lower of cost or market value. A portion of the inventories is priced by use of the last-in, first-out (LIFO) method using various dollar value pools. Interim LIFO determinations may involve management's judgments of expected year-end inventory levels. Components of inventory are as follows:

                                                                   Unaudited            Audited
                                                                     May 31,           November 30,
                                                                      1996                1995
                                                                   ---------          ------------
     Raw materials and supplies                                     $  48.4             $  46.7

     Work-in-process                                                    4.2                15.5
     Finished products                                                 57.7                64.9
                                                                    -------             -------
         Approximate replacement cost of LIFO inventories             110.3               127.1
     Reserves, primarily LIFO                                         (42.4)              (42.8)
     Long-term contracts at average cost                              184.5               178.5
     Progress payments                                               (112.6)             (101.5)
                                                                    -------             -------
                                                                    $ 139.8             $ 161.3
                                                                    -------             -------

NOTE E - LONG-TERM DEBT AND CREDIT LINES

     On May 17, 1996, the Company entered into a new five-year unsecured $400 million revolving credit facility (Facility) which expires in May 2001. As of May 31, 1996, unused revolving lines of credit totaled $210 million. The Company pays a variable commitment fee, which is currently 1/4 of one percent, on the unused balance. Interest rates are variable, primarily based on LIBOR, and are currently at an average rate of 6.22 percent. The Facility contains various debt restrictions and provisions relating to net worth, interest coverage and debt to earnings before interest, taxes, depreciation and amortization (Debt/EBITDA) ratios. The Company is required to maintain consolidated net worth of at least $2.6 million.

     The $115,000,000 8% Convertible Subordinated Debentures Due August 1, 2002 (Debentures) are redeemable at the option of the Company, in whole or in part, at any time on or after August 10, 1996. The Debentures are convertible at any time prior to maturity, unless previously redeemed, into shares of common stock at a conversion price of $16.065 per share (equivalent to a conversion rate of approximately 62.247 shares of Common Stock per $1,000 principal amount of Debentures) subject to adjustment in certain circumstances. The market value of the Debentures was $123.1 million at May 31, 1996.

     At May 31, 1996, the Company had unsecured, uncommitted lines of credit with several banks for short-term borrowings aggregating $45.9 million, of which $20.8 million was outstanding. Borrowings under such lines generally bear interest at money market rates and are payable on demand. The Company also had outstanding letters of credit totaling $27.3 million at May 31, 1996.

NOTE F - CONTINGENCIES AND UNCERTAINTIES

ENVIRONMENTAL MATTERS

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

      At May 31, 1996, Aerojet had a reserve of $202 million for costs to complete the RI/FS and remediate the site and has recognized $118 million for probable future recoveries under the 1993 settlement agreement with the U.S. government.

      Legal proceedings to obtain reimbursements of environmental costs from insurers are continuing.

Lawrence, Massachusetts

      The Company has studied remediation alternatives for its closed Lawrence, Massachusetts facility, which was contaminated with PCBs, and has begun site remediation and off-site disposal of debris. The Company has a reserve of $28 million for estimated decontamination and long-term operating and maintenance costs of this site. The reserve represents the Company's best estimate for the remaining remediation cost. Estimates of future remediation cost could range as high as $54 million depending on the results of future testing and the ultimate remediation alternatives undertaken at the site. The time frame for remediation is currently estimated to range from 4 to 8 years.

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

       The Company believes that most of the $50 million to $100 million in anticipated remediation costs will be paid by the State of Michigan or the former owner/operator and that its $13 million reserve will be adequate to cover the Company's costs associated with this matter. Included in investments and other assets is $9 million to be recovered from insurance companies.

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

Other Sites

      The Company is also currently involved, together with other companies, in 28 other Superfund and non-superfund remediation sites. In many instances, the Company's liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company's involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company's experience, interim and final allocations of liability costs are generally made based on relative contributions of waste. Based on the Company's previous experience, its allocated share has frequently been minimal, in many instances less than 1 percent. The Company has reserves of approximately $19 million as of May 31, 1996 which it believes are sufficient to cover its best estimate of its share of the environmental remediation costs at these other sites. Also, the Company is seeking recovery of its costs from its insurers.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

      Cash flow used in operating activities for the first six months of fiscal 1996 was $19.5 million as compared to $25.7 million for the first six months of 1995.

      At May 31, 1996, GenCorp's total debt was $339 million, the lowest level in nine years. Debt decreased $62 million in the quarter due to strong operating cash flow and the receipt of divestiture proceeds of $32 million. Interest expense decreased to $6.6 million from $9.2 million in the comparable period a year ago due to lower interest rates and lower average debt levels.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

      Net sales in the second quarter of 1996 declined 18 percent to $378.0 million from $461.9 million in the second quarter of 1995. For the six months ended May 31, 1996, net sales were $746.3 million compared to $890.0 million for the same period in 1995. The decline in net sales was primarily due to the divestitures in early 1996. Sales from continuing businesses totaled $378.0 million for the second quarter of 1996, compared to $386.3 million during the second quarter of 1995. For the first six months of 1996 sales from continuing businesses were $699 million, compared to $742.2 million for the same period in 1995. The sales decline was primarily related to lower volumes at the automotive segment due to the strike against General Motors in March.

      Segment operating profit decreased to $34.3 million in the second quarter of 1996, from $37.4 million in the second quarter of 1995. Strong improvement in operating profit at the polymer products segment and at Aerojet was offset by declines in automotive operating profit due to the General Motors strike and the absence of $4.5 million in operating profit in the second quarter of 1995 from divested divisions. Operating profit from continuing businesses improved to $34.3 million for the second quarter of 1996, compared to $32.9 million for the second quarter of 1995, after adjusting for the recent divestitures. Operating margins from continuing businesses increased to 9.1 percent in the second quarter of 1996, compared to 8.5 percent for the second quarter of 1995.

      On a consolidated basis, the Company reported net income of $14.1 million for the second quarter of 1996 compared to net income of $16.3 million in the second quarter of 1995. For the second quarter of 1996, earnings per share from continuing businesses totaled $0.38 on a fully diluted basis compared to $0.34 last year after adjusting for the divestitures. Consolidated fully diluted earnings per share were $0.38 and $0.45 during the second quarter of 1996 and 1995, respectively.

      The Company's net income for the six months ended May 31, 1996 was $2.4 million, compared to $23.3 million for the same period in 1995. The decline was primarily due to charges the Company took in early 1996 relating to the divestitures and the Voluntary Early Retirement Incentive Program.

      Second quarter results reflect a trend of improvement in the Company's continuing businesses. Expanded margins in the polymer products business units and at Aerojet, substantially lower debt and interest expense and reduced corporate expenses highlighted the quarter. Additionally, divestitures of the two non-strategic businesses earlier in 1996, a new five-year financing agreement and key senior management changes have enhanced the Company's position for implementing new growth strategies.

      At Aerojet, net sales were $121.1 million in the second quarter of 1996, versus $121.2 million in the second quarter of 1995. Higher volumes on Titan, Advanced Microwave Sounding Unit, Minuteman and the Space Based Infrared System (SBIRS) were offset by lower volumes on Delta, Search and Destroy Armor (SADARM) and the Defense Support Program (DSP).

      Aerojet's segment operating profit for the second quarter of 1996 was $8.4 million compared to $7.6 million in the second quarter of 1995, with operating margins increasing to 6.9 percent from 6.3 percent.

      During the quarter, Aerojet was awarded a $20 million increase to the DSP contract for additional Medium Wave Length Infrared modules. In March and April, Aerojet executed successful tests on the SADARM program that completed the Engineering Verification testing and triggered a low rate initial production award of $27 million. Aerojet is the prime contractor for SADARM, a smart anti-armor munition system being developed for the Army. Year to date, Aerojet's contract backlog has grown 10 percent and now exceeds $1 billion.

      Automotive sales from continuing businesses totaled $102.2 million in the second quarter of 1996 versus $114.3 million in the second quarter of 1995, a
10.6 percent decline. Lower volume in Europe and the appliance gasket business as well as the General Motors strike led to the sales decline. Total net sales for the automotive business segment in the second quarter of 1996 decreased to $102.2 million, compared to $184.6 million in the second quarter of 1995, primarily as a result of the divestitures of the Vibration Control and Reinforced Plastics divisions in the first quarter of 1996.

      The Company's continuing automotive businesses earned $5.2 million for the second quarter of 1996, versus $10.2 million in the second quarter of 1995, excluding $4.6 million of income from divested divisions. Profit was impacted by development costs for the Automotive Occupant Sensor (AOS), lower profit in plastic extrusions and the General Motors strike. Excluding the GM strike, North American margins were comparable with last year's second quarter. Also, the segment's European subsidiary, Henniges, achieved positive earnings for the quarter after significant restructuring efforts in 1995.

      During the quarter, the Vehicle Sealing Division received QS-9000 certification for the Wabash, Indiana and Troy, Michigan design and engineering centers, and ISO-9002 and QS-9000 certification for the Marion, Indiana and Welland, Ontario, Canada manufacturing plants. In recognition of demonstrated capabilities and engineering excellence, the Division was designated a "Full Service Supplier" from Ford for the supply of dynamic/static sealing systems. Also, the Division was chosen as the early design source for two North American vehicles set for 1999/2000 launch dates.

      Net sales in the second quarter of 1996 for the Polymer Products business segment increased 2.6 percent to $154.7 million, compared to $150.8 million in the second quarter of 1995, excluding $5.3 million of sales from the rigid plastics business sold in November 1995. Sales increases were achieved by the Decorative Products group and Penn Racquet Sports Division, while sales for the Specialty Polymers Division declined slightly due to lower latex volume in the paper industry.

      Improved segment operating profit for the polymer products businesses was $20.7 million, versus $15.0 million in the second quarter of 1995. Operating margins from continuing businesses showed strong improvement to 13.4 percent in the second quarter of 1996 compared to 10.0 percent for the second quarter of 1995. Continued productivity improvements, new product introductions and lower raw material prices resulted in the improved profits for the quarter.

      The polymer products business units continue to provide enhanced value to customers by developing highly engineered polymers to meet specific customer needs, a key core competency. The Specialty Polymers Division's introduction of GenCryl earlier in the year continues to receive extremely favorable response. New trials were scheduled with several paper customers during the second quarter for GenCryl, an advanced acrylonitrile latex offering improved coating characteristics. GenFlex RM, a PVC roofing membrane which provides longer life and ease of installation to roofing customers, has experienced good growth within the Building Systems business unit through further market penetration. The Decorative Products group has also experienced increased volume on its upgraded line of elastotherm vinyl laminates for kitchen cabinets and furniture components.

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

      The nature of environmental investigation and cleanup activities often makes it difficult to determine the timing and amount of any estimated future costs that may be required for remedial measures. However, the Company reviews these matters and accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and its proportionate share of the amount can be reasonably estimated. The Company's Condensed Consolidated Balance Sheet at May 31, 1996 reflects accruals of $262 million and amounts recoverable of $127 million from the U.S. government and third parties for remediation costs.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      Information concerning legal proceedings, including proceedings relating to environmental matters, which appears in Note F beginning on page 7 of this report is incorporated herein by reference.

      In April 1996, two class action suits were filed, one in Federal and one in state court, collectively alleging: (i) breach of collective bargaining agreements/pension and insurance agreements under Section 301 of the Labor Management Act; (ii) breach of fiduciary duties under ERISA; and (iii) breach of individual contracts, fraud and promissory estoppel under state law. DIVINE, ET AL. V. GENCORP INC., U.S.D.C., N.D. Ind. 3:96CV0296AS; DIVINE, ET AL. V. GENCORP INC., Wabash County, Ind. Cir. Ct., 85C01-9605-CP-201. The suits were filed on behalf of 639 hourly retirees, spouses and surviving spouses from GenCorp's Wabash, Indiana, facility who are seeking damages and injunctive relief to prevent proposed modifications to the Hourly Retiree Medical Plan. The proposed modifications include increases to retiree co-payments and deductibles, retiree contributions once aggregate costs exceed specified cost caps, and changes to Medicare offsets, drug coverage and maximum benefit provisions. The modifications are being implemented to control escalating health care costs, and to limit liabilities under SFAS 106.

      The Complaint filed in state court was removed to Federal court, now U.S.D.C., N.D. Ind. 3:96CV0394AS, and GenCorp has filed a Motion to Consolidate both actions. The court has approved expedited discovery and briefing schedules, and the parties have agreed to maintain STATUS QUO benefit levels until August 1, 1996. A trial date of late 1996 or early 1997 has been requested.

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

ITEM 5.  OTHER INFORMATION

      On May 13, 1996, the Company announced that Nathaniel J. Mass had been appointed to the position of Senior Vice President of Strategic Growth and elected an officer of the Company.

      On June 24, 1996, GenCorp announced the sale of its Automotive Occupant Sensor (AOS) business to Robert Bosch Corporation. As part of the sale agreement, GenCorp received a $3 million initial payment and has the right to receive other future payments based on the success of the AOS program. The sale included development, testing and laboratory facilities located in Bloomfield Hills, Michigan, as well as AOS technology and patents. The Company expects to recognize a small gain on the sale during the third quarter of 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        a) EXHIBITS

             Table
            Exhibit
            ITEM NO.                  EXHIBIT DESCRIPTION                     NUMBER
            -------------------------------------------------------------------------
                11         Statement re computation of per share earnings         11

                27         Financial Data Schedule                                27
                           (Filed for EDGAR only)

        b) REPORTS ON FORM 8-K

           There have been no reports on Form 8-K filed during the quarter ended May 31, 1996.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     GENCORP INC.

Date    JULY 3, 1996                 By /s/ D. M. STEUERT
    ----------------------             ------------------------------------
                                        D.M. Steuert, Senior Vice President
                                        and Chief Financial Officer


Date    JULY 3, 1996                 By /s/ E. R. DYE
    ----------------------             ------------------------------------
                                        E. R. Dye, Secretary