Form 10-Q
period 1996-08-31
GENCORP INC
filed 1996-09-20
CIK 40888

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended August 31, 1996              Commission File Number 1-1520
                      ---------------                                     ------

                                  GenCorp Inc.
                                  ------------
             (Exact name of registrant as specified in its charter)


         Ohio                                            34-0244000
         ----                                            ----------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                    175 Ghent Road Fairlawn, Ohio 44333-3300
                    ----------------------------------------
               (Address of principal executive offices) (Zip Code)


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






At August 31, 1996, there were 33,450,781 outstanding shares of GenCorp Inc.'s Common Stock, par value $.10.

GenCorp Inc.


Table of Contents
                                                                                    Page No.
                                                                                    --------
Part I.  Financial Information

      Item 1.   Financial Statements

                Condensed Consolidated Statements of Income -
                   Three Months and Nine Months Ended August 31, 1996 and 1995          -3-

                Condensed Consolidated Balance Sheets -
                   August 31, 1996 and November 30, 1995                                -4-

                Condensed Consolidated Statements of Cash Flows -
                   Nine Months Ended August 31, 1996 and 1995                           -5-

                Notes to the Unaudited Interim Condensed Consolidated
                   Financial Statements                                                 -6-

      Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                       -11-

Part II. Other Information

      Item 1.   Legal Proceedings                                                      -14-

      Item 5.   Other Information                                                      -14-

      Item 6.   Exhibits and Reports on Form 8-K                                       -14-

Signatures                                                                             -15-


                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                                  GenCorp Inc.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in millions, except per share data)

                                                             Unaudited                   Unaudited
                                                         Three Months Ended           Nine Months Ended
                                                         ------------------           -----------------
                                                      Aug. 31,       Aug. 31,       Aug. 31,        Aug. 31,
                                                        1996           1995           1996            1995
                                                      ---------      ---------     -----------     ----------
NET SALES                                              $  360.9       $  431.4     $   1,107.2     $  1,321.4
                                                       --------       --------     -----------     ----------
COSTS AND EXPENSES
Cost of products sold                                     290.0          364.7           909.3        1,114.4
Selling, general and administrative                        38.6           47.1           126.1          136.2
Interest expense                                            6.0            8.3            20.6           26.2
Other (income) and expense, net                             (.1)          (2.0)           (3.3)          (7.5)
Unusual items (Note C)                                        -              -            24.9              -
                                                       --------       --------     -----------     ----------
                                                          334.5          418.1         1,077.6        1,269.3
                                                       --------       --------     -----------     ----------
INCOME BEFORE INCOME TAXES                                 26.4           13.3            29.6           52.1
Income tax provision                                       10.5            5.3            11.3           20.8
                                                       --------       --------     -----------     ----------

NET INCOME                                             $   15.9       $    8.0     $      18.3     $     31.3
                                                       ========       ========     ===========     ==========

EARNINGS PER SHARE OF COMMON STOCK (NOTE B)
Primary                                                $    .47       $    .24     $       .55     $      .96
Fully Diluted                                          $    .42       $    .23     $       .55     $      .89

Average number of shares of common
    stock outstanding (in thousands)
Primary                                                  33,734         33,362          33,622         32,620
Fully diluted                                            40,893         40,520          40,852         39,778

Cash dividends paid per share of common stock          $    .15       $    .15      $      .45     $      .45




                 The accompanying notes to the unaudited interim condensed consolidated financial statements are an integral part of these statements.

                                  GenCorp Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollars in millions)

                                                      Unaudited             Audited
                                                     August 31,           November 30,
                                                        1996                1995
                                                    ----------             ----------
CURRENT ASSETS:
Cash and equivalents                                $     19.9             $     17.0
Accounts receivable                                      208.6                  241.7
Inventories (Note D)                                     152.2                  161.3
Prepaid expenses and other                                55.7                   45.0
                                                    ----------             ----------
TOTAL CURRENT ASSETS                                     436.4                  465.0
                                                    ----------             ----------

Recoverable from U.S. government and third
    parties for environmental remediation                121.1                  120.8
Deferred income taxes                                    143.1                  147.8
Prepaid pension                                          104.6                  109.4
Investments and other assets                              87.2                   71.2

Property, plant and equipment:
    At cost                                            1,098.4                1,302.2
    Accumulated depreciation                            (685.3)                (758.9)
                                                      --------               --------
       Net property, plant and equipment                 413.1                  543.3
                                                    ----------             ----------
TOTAL ASSETS                                        $  1,305.5             $  1,457.5
                                                    ==========             ==========


LIABILITIES AND SHAREHOLDERS' EQUITY:
Notes payable                                       $     40.3             $     20.7
Accounts payable - trade                                  67.6                   98.6
Income taxes                                               (.4)                   4.8
Other current liabilities                                215.8                  251.4
                                                    ----------             ----------
TOTAL CURRENT LIABILITIES                                323.3                  375.5
                                                    ----------             ----------

Long-term debt (Note E)                                  304.9                  382.9
Postretirement benefits other than pensions              350.0                  371.7
Environmental reserves                                   228.3                  231.6
Other liabilities                                         61.4                   60.3
Contingencies (Note F)

SHAREHOLDERS' EQUITY
Preference stock - (none outstanding)                        -                      -
Common stock - $.10 par value; 33.5 million
    shares outstanding                                     3.4                    3.3
Other capital                                             22.0                   21.9
Retained earnings                                          5.8                    2.5
Currency translation adjustment                            6.4                    7.8
                                                    ----------             ----------
TOTAL SHAREHOLDERS' EQUITY                                37.6                   35.5
                                                    ----------             ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  1,305.5             $  1,457.5
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

                                  GenCorp Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)

                                                                      Unaudited
                                                                  Nine Months Ended
                                                            -----------------------------
                                                                      August 31,
                                                               1996                1995
                                                            ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $     18.3           $    31.3
Provision for unusual items                                      24.9                   -
Depreciation, amortization and loss on
     disposal of fixed assets                                    51.1                57.1
Increase in working capital                                     (83.7)              (92.3)
Increase in deferred income taxes                                 4.7                (7.9)
Other - net                                                     (12.3)              (21.5)
                                                             --------           ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               3.0               (33.3)
                                                             --------          -- -------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                            (30.3)              (39.9)
Proceeds from asset dispositions                                121.1                   -
Payments for acquisitions                                        (3.5)                  -
Investments and other - net                                     (12.9)                7.8
                                                             --------           ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              74.4               (32.1)
                                                             --------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term debt incurred                                     19.6                12.4
Long-term debt incurred                                         360.1               215.1
Long-term debt paid                                            (438.1)             (172.4)
Dividends                                                       (14.9)              (14.8)
Other equity transactions                                        (1.2)               22.2
                                                             --------           ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES             (74.5)               62.5
                                                             --------           ---------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                   2.9                (2.9)
Cash and equivalents at beginning of year                        17.0                22.4
                                                           ----------           ---------
Cash and equivalents at end of period                      $     19.9           $    19.5
                                                           ==========           =========

Cash paid during the period for interest was $24 million and $28 million for the nine months ended August 31, 1996 and 1995, respectively. Cash paid during the period for income taxes was $22 million and $11 million for the nine months ended August 31, 1996 and 1995, respectively.




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

     All normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the nine months ended August 31, 1996 and 1995, have been reflected. The results of operations for the nine months ended August 31, 1996, are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

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

     Also during the first quarter of 1996, the Company took a pretax charge of $14.9 million for expenses related to the Voluntary Early Retirement Incentive Program for eligible employees at the Company's Fairlawn headquarters and Corporate Technology Center.

Note D - Inventories
- --------------------

     Inventories are stated at the lower of cost or market value. A portion of the inventories is priced by use of the last-in, first-out (LIFO) method using various dollar value pools. Interim LIFO determinations may involve management's judgments of expected year-end inventory levels. Components of inventory are as follows:

                                                         Unaudited          Audited
                                                        August 31,       November 30,
                                                           1996               1995
                                                       -----------       ------------
     Raw materials and supplies                         $   41.7           $   46.7
     Work-in-process                                         8.6               15.5
     Finished products                                      62.1               64.9
                                                        --------           --------
         Approximate replacement cost of LIFO
         inventories                                       112.4              127.1
     Reserves, primarily LIFO                              (42.9)             (42.8)
     Long-term contracts at average cost                   177.8              178.5
     Progress payments                                     (95.1)            (101.5)
                                                          ------             ------
                                                        $  152.2           $  161.3
                                                        ========           ========

Note E - Long-term Debt and Credit Lines
- ----------------------------------------

     On May 17, 1996, the Company entered into a new five-year unsecured $400 million revolving credit facility (Facility) which expires in May 2001. As of August 31, 1996, unused revolving lines of credit totaled $220 million. The Company pays a variable commitment fee, which is currently 1/4 of one percent, on the unused balance. Interest rates are variable, primarily based on LIBOR, and are currently at an average rate of 6.24 percent. The Facility contains various debt restrictions and provisions relating to net worth, interest coverage and debt to earnings before interest, taxes, depreciation and amortization (Debt/EBITDA) ratios. The Company is required to maintain consolidated net worth of at least $2.6 million.

     The $115,000,000 8% Convertible Subordinated Debentures Due August 1, 2002 (Debentures) are redeemable at the option of the Company, in whole or in part, at any time on or after August 10, 1996. The Debentures are convertible at any time prior to maturity, unless previously redeemed, into shares of common stock at a conversion price of $16.065 per share (equivalent to a conversion rate of approximately 62.247 shares of Common Stock per $1,000 principal amount of Debentures) subject to adjustment in certain circumstances. The market value of the Debentures was $119.6 million at August 31, 1996.

     At August 31, 1996, the Company had unsecured, uncommitted lines of credit with several banks for short-term borrowings aggregating $46.6 million, of which $36.1 million was outstanding. Borrowings under such lines generally bear interest at money market rates and are payable on demand. The Company also had outstanding letters of credit totaling $26.1 million at August 31, 1996.

Note F - Contingencies and Uncertainties
- ----------------------------------------

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

      At August 31, 1996, Aerojet had a reserve of $201 million for costs to complete the RI/FS and remediate the site and has recognized $117 million for probable future recoveries under the 1993 settlement agreement with the U.S. government.

      Legal proceedings to obtain reimbursements of environmental costs from insurers are continuing.

Lawrence, Massachusetts

      The Company has studied remediation alternatives for its closed Lawrence, Massachusetts facility, which was contaminated with PCBs, and has begun site remediation and off-site disposal of debris. The Company has a reserve of $28 million for estimated decontamination and long-term operating and maintenance costs of this site. The reserve represents the Company's best estimate for the remaining remediation cost. Estimates of future remediation cost could range as high as $56 million depending on the results of future testing and the ultimate remediation alternatives undertaken at the site. The time frame for remediation is currently estimated to range from 4 to 8 years.

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

- ----------------------------------------

      The Company believes that most of the $50 million to $100 million in anticipated remediation costs will be paid by the State of Michigan or the former owner/operator and that its $13 million reserve will be adequate to cover the Company's costs associated with this matter. Included in recoverable from U.S. government and third parties is $9 million to be recovered from insurance companies.

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

Other Sites

     The Company is also currently involved, together with other companies, in 27 other Superfund and non-superfund remediation sites. In many instances, the Company's liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company's involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company's experience, interim and final allocations of liability costs are generally made based on relative contributions of waste. Based on the Company's previous experience, its allocated share has frequently been minimal, in many instances less than 1 percent. The Company has reserves of approximately $18 million as of August 31, 1996 which it believes are sufficient to cover its best estimate of its share of the environmental remediation costs at these other sites. Also, the Company is seeking recovery of its costs from its insurers.

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

- ----------------------------------------

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

     In late 1995, the Court hearing on the first phase of the case relative to the issue of joint and several liability was completed, and in August 1996 the Court held hearings relative to allocation. The Court has not yet rendered a decision. If the Court finds GenCorp is liable, subsequent trial phases will address damages.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Material Changes in Financial Condition
- ---------------------------------------

     Cash flow provided by operating activities for the first nine months of fiscal 1996 was $3.0 million. Cash flow used in operating activities for the first nine months of fiscal 1995 was $33.3 million.

     At August 31, 1996, GenCorp's total debt was $345 million, down $94 million from the third quarter of 1995. Debt has decreased due to stronger operating cash flow and the receipt of divestiture proceeds of $115.6 million. Interest expense decreased to $6.0 million from $8.3 million in the comparable period a year ago due to lower interest rates and lower average debt levels.

Material Changes in Results of Operations
- -----------------------------------------

     Sales from continuing businesses totaled $360.9 million for the third quarter of 1996, compared to $371.3 million during the third quarter of 1995. The Company's commercial businesses posted an increase in sales, while sales for its aerospace and defense segment, Aerojet, declined $12.1 million from the third quarter of 1995. The decline was attributable to the closeout of the Small ICBM program during the third quarter of 1995. Total net sales during the quarter declined 16.3 percent to $360.9 million from $431.4 million in the third quarter of 1995. For the nine months ended August 31, 1996, net sales were $1,107.2 million compared to $1,321.4 million for the same period in 1995. The decline in net sales was primarily due to divestitures of two automotive business units in early 1996, and the sale of the Company's rigid plastics business during late 1995.

     Segment operating profit increased 66.8 percent to $37.2 million in the third quarter of 1996, from $22.3 million in the third quarter of 1995. Operating profit increased in each of the Company's aerospace and defense, polymer products, and automotive business segments. Operating margins from continuing businesses increased to 10.3 percent in the third quarter of 1996, compared to 6.0 percent for the third quarter of 1995. The third quarter of 1996 included a net gain of $2.5 million from the initial payment on the sale of the Company's Automotive Occupant Sensor (AOS) business. For the first nine months of 1996, operating profit from continuing businesses totaled $94.3 million, compared to $76.7 million during 1995. Year-to-date operating margins from continuing businesses have increased to 8.9 percent versus 6.9 percent for the first nine months of 1995.

     On a consolidated basis, the Company reported net income of $15.9 million for the third quarter of 1996 compared to net income of $8.0 million in the third quarter of 1995. For the third quarter of 1996, earnings per share totaled $0.42 on a fully diluted basis compared to $0.23 during the same period last year.

     The Company's net income for the nine months ended August 31, 1996 was $18.3 million compared to $31.3 million for the same period in 1995. The decline was primarily due to charges the Company took in early 1996 relating to divestitures and the Voluntary Early Retirement Incentive Program.

     Third quarter results reflect a trend of improvement in the Company's continuing businesses. Aggressive restructuring actions taken during the first half of 1996, including divestiture of non-strategic businesses, key top management changes, and reduced expenses led to the Company's improvements in continuing operations.

     Net sales for polymer products continuing businesses in the third quarter of 1996 increased to $147.0 million, compared to $146.6 million in the third quarter of 1995. Operating profit of $18.8 million for the polymer products continuing businesses was up significantly, versus $13.5 million in the third quarter of 1995, a 39.3 percent increase. Operating margins from continuing operations showed a strong improvement to 12.8 percent in the third quarter of 1996 compared to 9.2 percent in the third quarter of 1995. Improvements were driven by continued productivity enhancements, new product introductions, aggressive new marketing initiatives, and lower raw material prices.

- -----------------------------------------

     The polymer products business units continue to provide enhanced value to customers by developing highly engineered polymers to meet specific customer needs, a key core competency. Within the Specialty Polymers business unit, a Styrene Butadiene Acrylate coating, XL-9350, has been adapted by a major European customer as a binding agent for disposable diaper applications, with conversion to occur in the fourth quarter. North American application is anticipated to follow in 1997. Several Specialty Polymers' major paper customers are also in the process of converting their operations for GenCryl, an advanced acrylonitrile latex introduced earlier in the year, which offers improved coating characteristics. The Decorative Products group has completed development of a new Thermoplastic Polyolefin (TPO) single-ply membrane for roofing systems. The Company plans to introduce this product in October and will be the only supplier capable of offering customers three distinct roofing membrane products (EPDM, PVC, and TPO). The Company has also targeted selected businesses within the Decorative Products group as key growth platforms, particularly in the decorative films area.

     Automotive sales from continuing operations totaled $93.7 million in the third quarter of 1996 versus $92.4 million in the third quarter of 1995, a 1.4 percent increase. Increased sales of Vehicle Sealing products in North America were offset by lower volumes in Europe and in the Plastic Extrusion appliance gasket business. Total net sales for the automotive business segment in the third quarter of 1996 decreased 36.3 percent to $93.7 million compared to $147.1 million in the third quarter of 1995, as a result of the 1996 first quarter divestitures of the Vibration Control and Reinforced Plastics businesses.

     The Company's continuing automotive operations earned $7.5 million for the third quarter of 1996, versus $1.3 million in the third quarter of 1995. Improved margins from North American operations were offset by slight declines in Europe and from declines in the Plastic Extrusion business. Also during the quarter, the Company completed the sale of the AOS business to Robert Bosch Corporation (Bosch). The Company is positioned to benefit from future applications of the AOS technology, as Bosch brings this advanced technology to the marketplace, and as products are sold into the OEM market.

     At Aerojet, net sales were $120.2 million in the third quarter of 1996, versus $132.3 million in the third quarter of 1995. Higher volumes on Minuteman, Space Based Infrared System, earth sensing systems, and custom chemicals were offset by lower volumes on Defense Support program, tactical propulsion programs, and the Small ICBM closeout.

     Aerojet's segment operating profit for the third quarter of 1996 was $10.9 million compared to $7.5 million in the third quarter of 1995, with operating margins increasing to 9.1 percent from 5.7 percent in the third quarter of 1995 due to higher award fees, improved contract performance, and lower health care costs.

     During the quarter, Aerojet received a $67 million follow-on contract for 30 engines to supply the Delta expendable launch vehicle, with an option for 10 additional engines. Aerojet was awarded a $32 million contract to develop the reaction control system for the NASA X-33 reusable launch vehicle. Additional development awards were received during the quarter for Strutjet, an advanced propulsion system for NASA and Agena engines for the Lockheed Martin Evolved Expendable Launch Vehicle program. Year-to-date, Aerojet's funded and contract backlogs have grown 22 percent and 7 percent, respectively.

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

     The nature of environmental investigation and cleanup activities often makes it difficult to determine the timing and amount of any estimated future costs that may be required for remedial measures. However, the Company reviews these matters and accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and its proportionate share of the amount can be reasonably estimated. The Company's Condensed Consolidated Balance Sheets at August 31, 1996 reflect accruals of $260 million and amounts recoverable of $126 million from the U.S. government and other third parties for such costs.

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

     In April 1996, two class action suits were filed, one in Federal and one in state court, collectively alleging: (i) breach of collective bargaining/pension and insurance agreements under Section 301 of the Labor Management Relations Act; (ii) breach of fiduciary duties under ERISA; and (iii) breach of individual contracts, fraud and promissory estoppel under state law. DIVINE, ET AL. V. GENCORP INC., U.S.D.C., N.D. Ind. 3:96CV0296AS; DIVINE, ET AL. V. GENCORP INC., Wabash County, Ind. Cir. Ct., 85C01-9605-CP-201. The suits were filed on behalf of 638 hourly retirees, spouses and surviving spouses from GenCorp's Wabash, Indiana, facility who are seeking damages and injunctive relief to prevent proposed modifications to the GenCorp Hourly Retiree Medical Plan. The proposed modifications include increases to retiree co-payments and deductibles, retiree contributions once aggregate costs exceed specified cost caps, and changes to Medicare offsets, drug coverage and maximum benefit provisions. The modifications are being implemented to control escalating health care costs, and to limit liabilities under SFAS 106.

     The Complaint filed in state court was removed to Federal court, and consolidated with U.S.D.C., N.D. Ind. 3:96CV0296AS. The parties have agreed to maintain STATUS QUO benefit levels until trial, tentatively scheduled for December 9, 1996. GenCorp has filed a Motion for Summary Judgment and has opposed Plaintiffs' Motion for Class Certification, both of which are scheduled to be heard on October 10, 1996.

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

Item 5.  Other Information
- --------------------------

     On September 13, 1996, Kevin M. McMullen, President of the Company's Decorative Products Group, was elected a Vice President of the Company and William R. Phillips was elected Senior Vice President, Law; General Counsel.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

        a) Exhibits
        -----------

             Table
            Exhibit
            Item No.                                Exhibit Description                         Number
            ------------------------------------------------------------------------------------------
                11         Statement re computation of per share earnings                        11

                27         Financial Data Schedule                                               27
                           (Filed for EDGAR only)

        b) Reports on Form 8-K
        ----------------------

            There have been no reports on Form 8-K filed during the quarter ended August 31, 1996.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   GENCORP INC.



Date September 20, 1996                      By  /s/ D. M. Steuert
     -----------------------------              ---------------------
                                                 D. M. Steuert, Senior Vice
                                                 President and Chief Financial
                                                 Officer



Date September 20, 1996                      By  /s/ E. R. Dye
     -----------------------------              -----------------
                                                E. R. Dye, Secretary