Form 10-K405
period 1996-11-30
GENCORP INC
filed 1997-02-13
CIK 40888

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

For the fiscal year ended November 30, 1996        Commission File Number l-1520

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
   Common Stock, par value 10c per share            New York and Chicago
   8% Convertible Subordinated Debentures           New York and Chicago
             due August l, 2002

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 1997, was $632,800,974.

     As of January 31, 1997, there were 33,521,001 outstanding shares of the Company's Common Stock, 10c par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1997 Proxy Statement of GenCorp Inc. are incorporated into
Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  GENCORP INC.

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1996

                               TABLE OF CONTENTS

   ITEM
  NUMBER                                                                                PAGE
  ------                                                                                ----
                                    PART I

     1     Business...................................................................     1
     2     Properties.................................................................     4
     3     Legal Proceedings..........................................................     5
     4     Submission of Matters to a Vote of Security Holders........................     6
           Executive Officers of the Registrant.......................................     6

                                    PART II

     5     Market for Registrant's Common Equity and Related Stockholder Matters......     8
     6     Selected Financial Data....................................................     8
     7     Management's Discussion and Analysis of Financial Condition and Results of
             Operations...............................................................     8
     8     Consolidated Financial Statements and Supplementary Data...................    12
     9     Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure...............................................................    12

                                   PART III

    10     Directors and Executive Officers of the Registrant.........................    37
    11     Executive Compensation.....................................................    37
    12     Security Ownership of Certain Beneficial Owners and Management.............    37
    13     Certain Relationships and Related Transactions.............................    37

                                    PART IV

    14     Exhibits, Financial Statement Schedules and Reports on Form 8-K............    37
           Signatures.................................................................    38
           Index to Financial Statements and Financial Statement Schedules............  GC-1
           Exhibit Index..............................................................     i

                                     PART I

ITEM 1.  BUSINESS

     GenCorp Inc. (hereinafter the "Company" or "GenCorp") was incorporated in Ohio in 1915 as The General Tire & Rubber Company. The Company's operations are grouped into three business segments: its automotive business, its polymer products businesses and its aerospace and defense business, Aerojet-General Corporation ("Aerojet"). Businesses within these segments produce diverse products such as extruded and molded rubber products, vinyl-coated fabrics, vinyl woodgrain laminates, plastic films and laminates, plastic extrusions, decorative wallcoverings, single-ply roofing systems, tennis balls and racquetballs, styrene and butadiene based specialty latices, liquid and solid rocket propulsion systems, defense electronics and custom chemicals. As of November 30, 1996, the Company employed approximately 8,950 persons. (Financial information relating to the Company's business segments appears on pages 30 through 33 of this report.)

     The Company and its businesses utilize the Corporate Technology Center in Akron, Ohio to develop new products and to improve existing products and processes. The Center has a key role in the Company's technical activity and supports research and development efforts across the Company. Corporate technology teams with the business units to create technology-enabled business opportunities through leveraging core competencies in cross-cutting application disciplines such as: (i) adhesives, coatings and printing inks; (ii) graphics and information technology; and (iii) materials selection, substitution and fabrication. A number of design and development centers at the segments focus on specific areas of the businesses and each plant has dedicated engineering services. (Information relating to research and development expense is set forth in Note E on page 20 of this report.)

     The Company licenses technology and owns patents, which expire at various times, relating to its businesses. The loss or expiration of any one or more of them would not materially affect the business of the Company or any of its segments. Important trademarks of the Company are registered in its major marketing areas.

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

     Compliance with laws and regulations relating to the discharge of materials into the environment or the protection of the environment continues to affect many of the Company's operating facilities. A discussion of capital and noncapital environmental expenditures incurred in 1996 and forecasted for 1997 and 1998 for environmental compliance is included under the heading Environmental Matters on pages 11 and 12 of this report. Environmental matters discussed on pages 11 and 12 and in Note R beginning on page 28 of this report are incorporated herein by reference.

AUTOMOTIVE

     Revenues of the Company's automotive business are principally derived from the development, manufacture and sale of highly engineered polymer products developed for the original equipment automotive market. Applications include extruded and molded rubber products for the vehicle body and window sealing.

     The Vehicle Sealing business unit is a leading producer and supplier of extruded and molded rubber products engineered to prevent air, moisture and noise from penetrating windows, doors and other openings. This unit supplies products to the major domestic automotive companies for use in a wide variety of vehicles including the General Motors full-size pickup truck, the Suburban, Tahoe and Yukon, the small pickup truck, Blazer and Jimmy, the Ford Ranger small pickup, the Ford Explorer, the Mercedes-Benz All-Activity Vehicle and the General Motors Achieva, GrandAm and Skylark. The international presence for Vehicle Sealing continues to expand through its German subsidiary, HENNIGES, which produces high quality vehicle sealing systems, encapsulated glass and molded rubber parts for major European customers including Volkswagen, Opel, BMW, Audi and Mercedes-Benz. The Vehicle Sealing business unit also manages a thermoplastics extrusion unit which is a major producer of gaskets, seals, trim and magnetic rolls for the appliance, automotive and office equipment industries.

     On February 15, 1996, the Company completed the sale of its Vibration Control automotive business unit to BTR Antivibration Systems, Inc., a subsidiary of BTR plc. and on March 1, 1996 the sale of the Reinforced Plastics automotive business unit to Cambridge Industries, Inc. was completed.

     On June 21, 1996 the Company completed the sale of its Automotive Occupant Sensor (AOS) business to the Robert Bosch Corporation. Consideration for the sale included the right to receive certain future payments based on the performance of the AOS business.

     Automotive products are sold directly to Original Equipment Manufacturer
(OEM) customers or their suppliers. Automotive customers include the major domestic automobile manufacturers, the loss of one or more of which would have a material adverse effect on this segment. Sales to General Motors in 1996 were at least ten percent of the Company's net sales.

     The emergence of foreign vehicle manufacturing facilities in North America has significantly changed the automotive market in recent years. Competition based upon price, quality, service, technology and reputation is intense. Raw materials required by this segment are generally in good supply.

POLYMER PRODUCTS

     Revenues of the Company's polymer products businesses are generated through the design, manufacture and sale of specialty polymers and decorative and building products for a variety of industrial, commercial and consumer markets. The polymer products segment has a broad base of commercial and industrial customers, the loss of any one of which would not have a material adverse effect on the segment's business.

     Within the polymer products segment, the Decorative and Building Products Group's four businesses are: (i) wallcovering (commercial and residential), (ii) coated fabrics, (iii) films/laminates and (iv) building systems. This business unit is a major supplier of vinyl coated fabrics for the home furnishings and marine industries and for a variety of other industrial and commercial industries. It is also a leading seller of vinyl woodgrain laminates for furniture and consumer electronics and double-polished clear vinyl films for the office products and stationery markets. Decorative and engineered thermoplastic films for use in furniture, ceiling tiles, and other industrial applications are also produced and marketed. In addition, the production of single-ply membrane systems for a wide range of commercial roofing applications is a growing part of this business unit. Decorative and Building Products also offers a full line of brand name wallcoverings for the commercial industry for new construction and refurbishment, as well as residential wallcoverings for home applications.

     Manufacturing for Decorative and Building Products is done in three locations: Auburn, Pennsylvania, Columbus, Mississippi and Jeanette, Pennsylvania. These highly efficient manufacturing operations include calendering, lamination, decorative printing and coating.

     Specialty Polymers is another key business unit within the polymer products segment, producing and marketing a comprehensive line of specialty latices used as coatings for paper, as binding agents for carpets and nonwoven fabrics and as tire cord adhesives. Specialty Polymers also produces adhesives and in-mold coatings for automotive, truck and marine industries. In August 1996, the Lytron(R) polystyrene latex plastic pigment business was acquired from Morton International and in November 1996 a small, non-strategic urethane adhesives business was divested.

     Penn Racquet Sports is the world's largest manufacturer of tennis balls and a leading producer of racquetballs. Tennis and racquetball accessories are purchased for resale under Penn trademarks. The Company also licenses the Penn trademark for use in production of a variety of sportswear products for sale worldwide.

     Methods of distribution utilized by units within the polymer products business segment vary widely depending on the nature of the products and the industry or market served, with products being sold either directly or through distributors. Penn products are marketed worldwide. The Company has an agreement with Head Racquet Sports to distribute Penn(R) tennis balls in France, Italy, Germany, Austria and Switzerland. In addition, the Company has entered into an exclusive distribution agreement with Babolat S. A. France for North American sale of racquet strings, professional stringing equipment and related accessories.

     Competition based upon price, quality, service, technology and reputation is intense with respect to virtually all products marketed by this business segment and, to a substantial degree, upon design and styling in the wallcovering and most other coated fabrics and plastic film products. The Company believes that it continues to be a major competitor in the markets served by this segment, and that the raw materials required are generally available. To date, the Company has been successful in mitigating the effects of higher raw material costs through productivity improvements, operating cost reductions and product pricing. Raw material costs are very sensitive to, and dependent on, worldwide demand.

AEROSPACE AND DEFENSE

     Aerojet develops, manufactures and markets solid and liquid rocket propulsion systems, smart munitions systems, electronic sensor surveillance systems, earth sensing systems and related defense products and services.

     Aerojet has concentrated for the past several years on obtaining contracts that provide a balance between technology development and long-term production, as well as between defense and space programs. More recently, efforts have been focused on plans to expand Aerojet's custom chemicals business.

     Aerospace and defense programs have included liquid and solid propulsion systems for Titan, Minuteman, Standard Missile, HAWK and Delta programs; satellite surveillance sensor systems; the Sense and Destroy Armor (SADARM) program; earth sensing systems; armaments; and ground data processing systems. In November 1996 Aerojet, as part of the Lockheed Martin team, received a multi-year cost plus award fee contract for the Space Based Infrared System (SBIRS). This contract could potentially result in $780 million of revenue for Aerojet through the year 2003. Aerojet also received a five year follow-on contract worth approximately $265 million for consolidation of the Defense Support Program (DSP) post production activity. SBIRS is scheduled to replace DSP around the year 2002 as the United States Air Force's next generation satellite surveillance system.

     Aerojet is also active in a variety of new development and advanced programs related to defense and space applications including satellite, launch and armament systems. Aerojet believes that its experience in these areas will enable it to continue to participate in the future funding of these or similar programs. Most of the sales of this business are made directly or indirectly to agencies of the United States government pursuant to contracts or subcontracts which are subject to termination for convenience (with compensation) by the government in accordance with Federal Acquisition Regulations.

     Aerojet's direct and indirect sales to the United States government and its agencies (principally the Department of Defense) were approximately $465 million in 1996, $490 million in 1995 and $578 million in 1994. Competition based upon price, technology, quality and service is intense for all products and services in this business segment and has increased with the decline in the national defense budget and the continuing consolidation of the industry. There are several other major companies with the technology and capacity to produce most of the products manufactured and sold by Aerojet, and in some areas, the government has its own manufacturing capabilities. Aerojet believes it remains competitive in its markets.

     Backlog orders in the aerospace and defense businesses are commonplace and significant. Aerojet's contract backlog was approximately $2.0 billion at November 30, 1996, compared to $0.9 billion at November 30, 1995. Funded backlog, which includes only the amount of those contracts for which money has been authorized by Congress, totaled approximately $0.6 billion at November 30, 1996, compared with approximately $0.5 billion at November 30, 1995. Raw materials required by this segment are generally in adequate supply.

ITEM 2.  PROPERTIES

     Operating, manufacturing, research, design and/or marketing facilities of the Company and its businesses are set forth below.

FACILITIES

CORPORATE HEADQUARTERS

GenCorp Inc.                             GenCorp Overseas Inc.
175 Ghent Road                           52 Telok Blangah Road
Fairlawn, Ohio 44333-3300                #02-04 Telok Blangah House
330/869-4200                             Singapore 0409
                                         (65) 275-5001

Corporate Technology Center
2990 Gilchrist Road
Akron, OH 44305-4489
330/794-6300

MANUFACTURING/RESEARCH/DESIGN/MARKETING LOCATIONS

AEROSPACE AND DEFENSE

Aerojet                                  Design/Manufacturing               Sales/Marketing Offices:
P.O. Box 13222                           Facilities:                        Colorado Springs, CO
Sacramento, CA 95813-6000                Azusa, CA                          Huntsville, AL
916/355-1000                             Jonesborough, TN                   Los Angeles, CA
                                         Sacramento, CA                     Mt. Arlington, NJ
                                         Socorro, NM                        Washington, DC

* * * * * * * * * *

AUTOMOTIVE

Vehicle Sealing                          Manufacturing Facilities:          Sales/Marketing/Design
7221 Engle Road, Suite 240               Batesville, AR                     and Engineering:
Fort Wayne, IN 46804-2233                Berger, MO                         Farmington Hills, MI
219/434-9700                             Evansville, IN                     810/553-5300
                                         Fort Smith, AR
                                         Marion, IN
                                         Wabash, IN
                                         Welland, Ontario, Canada
                                         HENNIGES, Rehburg,
                                           Germany and Ballina,
                                           Ireland

* * * * * * * * * *

POLYMER PRODUCTS

Decorative and Building Products         Design/Manufacturing               Sales/Marketing/Distribution
  Group                                  Facilities:                        Facilities:
175 Ghent Road                           Auburn, PA                         Hackensack NJ
Fairlawn, OH 44333-3300                  Columbus, MS                       Maumee, OH
330/869-4380                             Jeannette, PA                      New York, NY
                                         Salem, NH                          Paris, France
                                                                            Pine Brook, NJ

Penn Racquet Sports                      Sales/Manufacturing Facilities:
306 South 45th Avenue                    Phoenix, AZ
Phoenix, AZ 85043                        Mullingar, Republic of Ireland
602/269-1492                             Nurnberg, Germany

Specialty Polymers                       Sales/Manufacturing/Distribution
165 S. Cleveland Avenue                  Facilities:
Mogadore, OH 44260-1593                  Dalton, GA
330/628-6550                             Green Bay, WI
                                         Mogadore, OH

     In addition, the Company and its businesses own and lease properties (primarily machinery, warehouse and office facilities) in various sections of the country for use in the ordinary course of its business. Data appearing in Note Q on page 28 of this report with respect to leased properties is incorporated herein by reference.

     During 1996 the Company generally made effective use of its productive capacity. The Company believes that the quality and productive capacity of its properties are sufficient to maintain the Company's competitive position.

ITEM 3.  LEGAL PROCEEDINGS

     Information concerning legal proceedings, including proceedings relating to environmental matters, which appears in Note R beginning on page 28 of this report is incorporated herein by reference.

     In April 1996, two class action suits were filed, one in Federal and one in state court, collectively alleging: (i) breach of collective bargaining/pension and insurance agreements under Section 301 of the Labor Management Relations Act; (ii) breach of fiduciary duties under ERISA; and (iii) breach of individual contracts, fraud and promissory estoppel under state law. Divine, et al. v. GenCorp Inc., U.S.D.C., N.D. Ind. 3:96CV0296AS; Divine, et al. v. GenCorp Inc., Wabash County, Ind. Cir. Ct. 85C01-9605-CP-201. The suits were filed on behalf of approximately 600 hourly retirees, spouses and surviving spouses from GenCorp's Wabash, Indiana facility who are seeking damages and injunctive relief to prevent proposed modifications to the GenCorp Hourly Retiree Medical Plan. The proposed modifications include increases to retiree co-payments and deductibles, retiree contributions once aggregate costs exceed specified cost caps, and changes to Medicare offsets, drug coverage and maximum benefit provisions. The modifications are being implemented to control escalating health care costs, and to limit liabilities under SFAS 106.

     The Complaint filed in state court was removed to Federal court, and consolidated with U.S.D.C., N.D. Ind. 3:96CV0296AS. GenCorp filed a Motion for Summary Judgment and Opposition to Plaintiffs' Motion for Class Certification. On November 26, 1996, the court granted GenCorp's Motion for Summary Judgment on all counts, rendering the class certification issue moot. Plaintiffs have filed a Notice of Appeal to the U.S. Seventh Circuit Court of Appeals. Briefing is scheduled for completion by April 1, 1997.

     The U.S. government frequently conducts investigations into allegedly illegal or unethical activity in the performance of defense contracts. Investigations of this nature are common to the aerospace and defense industries in which Aerojet participates and lawsuits may result; possible consequences may include civil and criminal fines and penalties, in some cases, double or treble damages, and suspension or debarment from future government contracting. Aerojet currently is subject to several U.S. government investigations regarding business practices and cost classification from which additional legal or administrative proceedings could result. While it is not possible to predict with certainty the outcome of any such investigation, the Company does not believe, based upon the information available at this time, that final resolution of any such matter will have a material adverse effect on its consolidated financial condition or result in its suspension or debarment as a government contractor.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended November 30, 1996.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is given as of January 31, 1997, and except as otherwise indicated, each individual has held the same office during the preceding five-year period.

     John B. Yasinsky, age 57: Chairman of the Board (since March 1995), Chief Executive Officer and President (since July 1994); formerly President and Chief Operating Officer (since November 1993); previously Group President of Westinghouse Electric Corporation (since February 1993), President, Westinghouse Power Systems (from 1990 to 1993), Executive Vice President, Westinghouse, World Resources and Technology (from 1989 to 1990), and Executive Vice President, Westinghouse International (from 1987 to 1989).

     Edward R. Dye, age 55: Secretary (since September 1988) and Assistant General Counsel (since January 1987); formerly Assistant Secretary (from November 1986 until September 1988), Associate General Counsel (from September 1985 until January 1987) and Counsel prior to September 1985.

     Samuel W. Harmon, age 46: Senior Vice President, Human Resources (since February 1996); previously Vice President, Human Resources (from October 1995 until February 1996); formerly Vice President, Human Resources, AlliedSignal, Inc. for its European operations (since 1995) and for its Automotive Sector (from 1993 to 1995), and Group Director for the Heavy Duty Brake Division (from 1990 to 1993) and Director, Employee Relations for the Autolite Division (from 1987 to 1990).

     Michael E. Hicks, age 38: Treasurer (since September 1994); formerly Director, Treasury for the Company (since 1989) and Manager, Cash and Banking (from 1988 to 1989).

     James K. Lambert, age 46: Senior Vice President, Operations and Total Quality (since March 1996); formerly Vice President, Worldwide Manufacturing, AlliedSignal Automotive (since 1995), Vice President, Lean Manufacturing-Truck Brake Systems, North American Operations (from 1991 to 1995) and Director of European Operations, Bristol, England (from 1987 to 1991).

     Nathaniel J. Mass, age 46: Senior Vice President, Strategic Growth (since June 1996); formerly Partner and Director of the Business Dynamics Center, McKinsey and Company (from 1994 to June 1996); Chief Executive Officer, Light Sciences Inc. (from 1991 to 1993) and Director of Worldwide Strategic Planning, Exxon Chemical Company (from 1988 to 1991).

     Kevin M. McMullen, age 36: Vice President of the Company and President, Decorative and Building Products Group (since September 1996); previously General Manager, General Electric Corporation's Lighting Division (since 1991) and Senior Engagement Manager, McKinsey & Company (from 1985 to 1991).

     P. David Mittiga, age 49: Vice President of the Company (since August
1994), and President of Decorative Films and Laminates, Coated Fabrics and Building Systems within Decorative and Building Products Group (since 1993); formerly President and Chief Executive Officer of Reneer Films Corporation (since 1989) and Marketing Manager of The Goodyear Tire & Rubber Company's Film Division (since 1986).

     William R. Phillips, age 54: Senior Vice President, Law; General Counsel (since September 1996); previously Vice President, Law of Aerojet (since 1990) and General Counsel, Group Counsel and Manager Legal Operations, General Electric Aircraft Engines (from 1986 to 1989).

     Roger I. Ramseier, age 60: Vice President of the Company (since February 1996 and from January 1989 to July 1994) and President of Aerojet (since January
1989); formerly Executive Vice President of the Company (from July 1994 to February 1996) and previously President of Aerojet TechSystems.

     Wayne A. Smith, age 49: Vice President of the Company (since August 1994), also President of the Company's Vehicle Sealing business unit (since 1991); formerly General Manager of the Company's Welland, Ontario vehicle sealing plant (from 1986 to 1991) and Vice President-manufacturing (from 1985 to 1986).

     Philip A. Spanninger, age 53: Vice President, International of the Company (since July 1994); formerly Vice President, International of the Company's automotive business (since 1988) and previously Director of Technology and Venture Management for The Goodyear Tire & Rubber Company.

     D. Michael Steuert, age 48: Senior Vice President and Chief Financial Officer (since August 1994); formerly Vice President and Chief Financial Officer (since June 1990) and Treasurer (since May 1986), previously Vice
President -- Finance and Planning (from May 1987 to June 1990) and Treasurer.

     James W. Ward, age 54: Vice President of the Company (since August 1994), also President of Wallcovering within Decorative and Building Products Group (since 1989); formerly Vice President of contract sales/marketing of the Wallcovering Division (from 1986 to 1989).

     Gregg R. Weida, age 49: Vice President of the Company (since August 1994), also President of Penn Racquet Sports (since 1991); formerly President of the Company's Plastic Films Division (from 1987 to 1991) and General Manager of the rigid plastics business (from 1986 to 1987).

     Dalton I. Windham, age 51: Vice President of the Company (since August
1994), also President of the Company's Decorative and Building Products Manufacturing operations (since 1993); formerly Plant Manager of the Company's Columbus, Mississippi vinyl coated fabrics plant (from 1987 to 1993) and Technical Director (from 1980 to 1987).

     Rosemary Younts, age 41: Senior Vice President, Communications (since February 1996); previously Vice President, Communications (since January 1995), Director of Communications (from 1993 to 1995) and various communications positions with Aerojet (from 1984 to 1993).

     Marvin W. Zima, age 59: Vice President of the Company (since August 1994), also President of the Company's Specialty Polymers business unit (since 1991); formerly President and Chief Executive Officer of Uniroyal Engineered Products (from 1987 to 1991) and various other management positions with Uniroyal (from 1982 to 1987).

     The Company's executive officers generally hold terms of office of one year and/or until their successors are elected.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed on the New York and Chicago Stock Exchanges. At December 31, 1996, there were approximately 13,800 holders of record of the Company's common stock. During 1996, 1995 and 1994, the Company paid quarterly cash dividends on common stock of $.15 per share. Information regarding the high and low quarterly sales prices of common stock for the past two years is contained in the Quarterly Financial Data (Unaudited) which appears on page 34 of this report and is incorporated herein by reference.

     Information concerning long-term debt, including restrictions and provisions relating to distributions and cash dividends on the Company's common stock, appears in Note L beginning on page 25 of this report and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     Financial data required under this section appears on page 35 of this report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Sales for continuing operations in 1996 totaled $1.5 billion, essentially flat with 1995. Segment operating profit for continuing operations, excluding unusual items in both 1996 and 1995, improved to $139 million from $109 million, a 28 percent improvement over 1995 performance. Net income for continuing operations, excluding unusual items in both 1996 and 1995, improved to $54 million from $39 million, a 38 percent improvement over 1995 performance. Earnings per share for continuing operations, excluding unusual items, improved to $1.44 in 1996 from $1.11 in 1995, on a fully diluted basis.

     Total sales for GenCorp in 1996 decreased to $1.5 billion from $1.8 billion in 1995 primarily due to the divestiture of the Vibration Control and Reinforced Plastics business units. Total segment operating profit, including unusual items, increased to $120 million in 1996 from $117 million in 1995, a 3 percent improvement. Net income improved to $42 million in 1996 compared to $38 million in 1995 or $1.15 per share compared to $1.10 per share for fully diluted earnings per share in 1996 and 1995, respectively.

     Interest expense in 1996 was $27 million compared to $34 million in 1995. Interest expense was lower due to lower average interest rates and a lower average level of debt outstanding throughout the year.

     The Company recorded net corporate other expense of $7 million in 1996 as compared to net corporate other income of $6 million in 1995. The $13 million variance is primarily due to continuing pension and medical costs of divested business units, litigation costs related to environmental matters and provision for long-term incentive programs.

UNUSUAL ITEMS

     During 1996, the Company recognized net unusual charges of $42 million. These charges included a provision of $15 million for the Voluntary Early Retirement Incentive Program for eligible employees at the Company's Fairlawn, Ohio headquarters and Corporate Technology Center, the net loss on the sale of divested businesses of $10 million (see Note D), a provision for environmental remediation costs associated with the Company's Lawrence, Massachusetts facility of $8 million (see Note R), a restructuring charge of $3 million for the Company's Plastic Extrusions business unit, a charge of $2 million to reduce fixed assets to net realizable value and a provision of $4 million for pension and other related matters.

     During 1995, the Company recognized a net charge of $5 million for unusual items. This charge included $10 million for the settlement of a lawsuit and other matters related to discontinued businesses partially offset by gains of $5 million from the divestitures of the Company's Rigid Plastics business and a resort property.

BUSINESS ACQUISITIONS AND DIVESTITURES

     On February 15, 1996, the Company completed the sale of substantially all of the assets and certain liabilities of its Vibration Control business unit to BTR Antivibration Systems, Inc., a subsidiary of BTR plc. for an aggregate consideration of approximately $84 million paid in cash.

     On March 1, 1996, the Company completed the sale of substantially all of the assets and certain liabilities of its Reinforced Plastics business unit to Cambridge Industries, Inc. of Madison Heights, Michigan for an aggregate consideration of approximately $42 million, of which approximately $18 million was paid in cash at the closing, approximately $14 million of which was covered by delivery of a Subordinated Promissory Note of Cambridge Industries Holdings, Inc. and approximately $10 million of which was collected through the retention of receivables. The sale was effective as of February 29, 1996.

     On June 21, 1996, the Company completed the sale of substantially all of the assets and certain liabilities of its Automotive Occupant Sensor (AOS) business to Robert Bosch Corporation for an aggregate consideration of approximately $3 million paid in cash at the closing and the right to receive certain additional payments based on the future performance of the AOS business.

     On November 19, 1996, the Company completed the sale of substantially all of the assets and certain liabilities of its structural urethane adhesives business to Ashland Inc. for an aggregate consideration of approximately $4 million paid in cash at the closing.

     On August 23, 1996, the Company purchased the Lytron(R) polystyrene latex plastic pigment business from Morton International for approximately $4 million. Under the agreement, the Company acquired the Lytron(R) brand name, technology, customer base and certain other assets. Lytron(R) plastic pigments are used primarily in paper and paperboard coatings to improve gloss, brightness, opacity and printability performance.

     In 1995, the Company sold its Westward Look Resort and Rigid Plastics business for $21 million which resulted in gains of $5 million.

FINANCIAL RESOURCES AND CAPITAL SPENDING

     Cash flow provided from operating activities for fiscal 1996 was $59 million compared to $83 million in 1995 and $133 million in 1994. The decrease in 1996 was primarily due to taxes paid for divested business units, an increase in government contract inventories, payment of a discontinued operations lawsuit settlement and expenditures related to environmental matters and restructuring and early retirement programs. The decrease was partially offset by a federal income tax refund. The decrease in 1995 was primarily due to reductions of long-term liabilities for environmental and restructuring matters.

     At November 30,1996, the Company's total debt was $306 million compared to $404 million at the end of 1995. The decrease in debt resulted from the 1996 divestiture proceeds and tax refund.

     Capital expenditures were made principally for capacity expansion and asset replacement, cost reduction, safety and productivity improvements and environmental protection. Capital expenditures totaled $47 million in 1996 and $63 million in 1995 and 1994.

     Management believes that funds generated from operations and existing borrowing capacity are adequate to finance planned capital expenditures, company-sponsored research and development programs and dividend payments to shareholders.

AEROSPACE AND DEFENSE

     Sales in 1996 for Aerojet were $494 million, a decrease of 5 percent from 1995 sales of $520 million. The decrease was due to lower volume in the Titan and Standard Missile propulsion programs and Tube-Fired Optically Tracked Wire (TOW 2B) warhead program. The lower volume was partially offset by increased activity in the Advanced Meteorological Sounding Unit (AMSU), Space Based Infrared System (SBIRS) and Minuteman programs and in the Custom Chemicals product line. Also included in sales for 1995 was the final settlement of the Small ICBM contract.

     During the fourth quarter of 1996, Aerojet received a multi-year cost plus award fee contract which could potentially generate $780 million of sales through the year 2003 for the SBIRS program. Aerojet also received a five year follow-on contract worth approximately $265 million for consolidation of Defense Support Program (DSP) post production activity. SBIRS is scheduled to replace DSP around the year 2002 as the U.S. Air Force's next generation satellite surveillance system.

     Aerojet's segment operating profit in 1996 was $42 million, an increase of 40 percent compared to $30 million in 1995. The increase was due to improved contract performance and lower health care costs. Aerojet's operating margin improved to 8.5 percent in 1996 from 5.8 percent in 1995.

     Contract backlog for Aerojet was $2.0 billion at the end of 1996, compared to $0.9 billion at the end of 1995 and $1.1 billion in 1994. The significant increase in contract backlog was due to the award of the SBIRS and DSP contracts from the U.S. Air Force. Funded backlog, which includes only the amount of those contracts for which money has been directly authorized by Congress, totaled $0.6 billion at the end of 1996 compared to $0.5 billion at the end of 1995 and $0.6 billion in 1994.

Outlook

     Aerojet's contract base has continued to stabilize as the overall business climate has improved. The SBIRS and DSP awards and other program developments and awards in the last year will favorably affect all major product areas in 1997 and beyond.

1995 Results

     Sales in 1995 were $520 million, a decrease of 12 percent from 1994 sales of $594 million. The decrease was due to the 1994 sale of the medium caliber ammunition and air dispensed munition businesses and the termination of the Advanced Solid Rocket Motor (ASRM) program in 1994.

     Segment operating profit in 1995 was $30 million as compared to $25 million in 1994, excluding an unusual charge of $68 million in 1994 for environmental matters at the Sacramento, California facility. The increase was due to the effect of charges taken in 1994 for cost growth associated with a meteorological sensor program, a tactical rocket propulsion program and the projected loss on the disposal of a small business, net of a gain on the settlement of the early termination of the ASRM program.

AUTOMOTIVE

     Sales and segment operating profit for the continuing automotive business segment in 1996 totaled $400 million and $25 million, respectively, compared to $410 million and $23 million in 1995. Sales and operating profit for the Vehicle Sealing group were adversely affected by the 17 day General Motors strike in March 1996 as well as the General Motors Canada strike in October 1996. Sales volume and operating profit for the Plastic Extrusions business were affected by lower volume and competitive pricing pressure in the refrigerator gasket business.

     Total sales and operating profit, excluding unusual items in 1996, were $448 million and $19 million, respectively, compared to $662 million and $25 million in 1995. The decrease in sales and operating profit was primarily due to the divestiture of the Vibration Control and Reinforced Plastics business units in the first quarter of 1996.

Outlook

     Sales in 1997 will be dependent on the level of vehicle production in North American and European markets and segment operating profit should be favorably affected by continued aggressive cost reduction programs. During 1996, the Vehicle Sealing business received awards for future programs including the GM large truck and passenger car programs, the 1998 Honda Accord, the Ford Explorer replacement program, selected glass encapsulation applications for Volkswagen as well as the Company's first award from Saturn. These new awards are expected to favorably impact sales and segment operating profit in 1998 and beyond.

1995 Results

     Sales totaled $662 million for 1995, an increase of 9 percent over 1994 sales of $605 million. The increase was due primarily to the inclusion of a full year of sales from HENNIGES. Segment operating profit in 1995 was $25 million, a decrease of $12 million from 1994 operating profit of $37 million, excluding an unusual charge of $4 million in 1994. The decrease was primarily due to declining domestic sales volume and increased raw material pricing.

POLYMER PRODUCTS

     Sales decreased 3 percent to $573 million in 1996 from $590 million in 1995 due primarily to the sale of the Company's Rigid Plastics business. Continuing sales for Polymer Products were $573 million in 1996 compared to $569 million in 1995. Sales growth in the roofing and contract wallcovering product lines at Decorative and Building Products offset a sales volume decline at Specialty Polymers attributed to the softness of the paper industry and competitive pricing pressure. Penn Racquet Sports' sales were essentially even with last year.

     Segment operating profit in 1996 was $72 million, a 24 percent increase over 1995 segment operating profit of $58 million, excluding an unusual gain of $4 million in 1995. Continuing segment operating profit was $56 million in 1995. The Specialty Polymers and Decorative and Building Products businesses led the earnings improvement. Specialty Polymers' operating profit increased due to cost reduction programs and lower raw material costs. At Decorative and Building Products, earnings improved due to aggressive manufacturing and operating cost reduction programs, favorable raw material costs and bad debt reduction. The earnings improvement at Decorative and Building Products and Specialty Polymers was partially offset by lower earnings at Penn Racquet Sports due to higher manufacturing expenses and lower tennis ball volume and prices in North America. Polymer Products' continuing operating margin improved to 12.6 percent in 1996 from 9.8 percent in 1995.

Outlook

     Polymer Products should continue to maintain strong market positions in each of its businesses. Sales growth in 1997 will be dependent on the economic conditions of the market and the Company's progress toward its growth initiatives for the Polymer Products segment.

1995 Results

     Sales for 1995 were $590 million, a 9 percent increase over 1994 sales of $541 million. Each business unit contributed to the increase in sales growth. Segment operating profit in 1995 was $58 million, excluding an unusual gain of $4 million, a 16 percent increase over 1994 segment operating profit of $50 million, excluding an unusual charge of $8 million. The earnings improvement was led by the Specialty Polymers and Penn Racquet Sports business units.

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

     In 1996, capital expenditures for projects related to the environment were approximately $11 million, compared to $5 million in 1995 and $6 million in 1994. The Company currently forecasts that capital expenditures for environmental projects will approximate $6 million and $4 million in 1997 and 1998, respectively. During 1996, noncapital expenditures for environmental compliance and protection totaled

$29 million of which $10 million was for recurring costs associated with managing hazardous substances and pollution abatement in ongoing operations and $19 million was for investigation and remediation efforts at other sites. Similar noncapital expenditures were $30 million and $33 million in 1995 and 1994, respectively. It is presently expected that noncapital environmental expenditures will increase slightly for the next several years.

     The nature of environmental investigation and cleanup activities often makes it difficult to determine the timing and amount of any estimated future costs that may be required for remedial measures. However, the Company reviews these matters and accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and its proportionate share of the amount can be reasonably estimated. The Company's Consolidated Balance Sheet at November 30, 1996 reflects accruals of $260 million and amounts recoverable of $123 million from the U.S. government and other third parties for such costs.

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

                                  GENCORP INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     YEARS ENDED NOVEMBER 30,
                                                                   ----------------------------
                                                                    1996       1995       1994
                                                                   ------     ------     ------
                                                                       (DOLLARS IN MILLIONS,
                                                                       EXCEPT PER-SHARE DATA)
NET SALES........................................................  $1,515     $1,772     $1,740
                                                                   ------     ------     ------
COSTS AND EXPENSES
Cost of products sold............................................   1,200      1,430      1,391
Selling, general and administrative..............................     143        174        179
Depreciation.....................................................      58         70         73
Interest expense.................................................      27         34         32
Other (income) expense, net......................................       3         (5)         4
Unusual items (Note B)...........................................      42          5         83
                                                                   ------     ------     ------
                                                                    1,473      1,708      1,762
                                                                   ------     ------     ------
INCOME (LOSS) BEFORE INCOME TAXES................................      42         64        (22)
Income tax provision (benefit) (Note F)..........................      --         26         (9)
                                                                   ------     ------     ------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES.....      42         38        (13)
Cumulative effect of accounting changes (Note C).................      --         --       (213)
                                                                   ------     ------     ------
  Net Income (Loss)..............................................  $   42     $   38     $ (226)
                                                                   ======     ======     ======
EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Primary:
  Before cumulative effect of accounting changes.................  $ 1.24     $ 1.17     $ (.41)
  Cumulative effect of accounting changes........................      --         --      (6.69)
                                                                   ------     ------     ------
  Earnings (Loss) Per Share......................................  $ 1.24     $ 1.17     $(7.10)
                                                                   ======     ======     ======
Fully Diluted:
  Before cumulative effect of accounting changes.................  $ 1.15     $ 1.10     $ (.41)
  Cumulative effect of accounting changes........................      --         --      (6.69)
                                                                   ------     ------     ------
  Earnings (Loss) Per Share......................................  $ 1.15     $ 1.10     $(7.10)
                                                                   ======     ======     ======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  GENCORP INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                         AT NOVEMBER 30,
                                                                       -------------------
                                                                        1996         1995
                                                                       ------       ------
                                                                           (DOLLARS IN
                                                                            MILLIONS)
    CURRENT ASSETS
    Cash and cash equivalents........................................  $   22       $   17
    Accounts receivable (Note G).....................................     207          242
    Inventories (Note H).............................................     158          161
    Prepaid expenses and other.......................................      65           45
                                                                       ------       ------
              Total Current Assets...................................     452          465
    Investments and other assets (Note J)............................     465          450
    Property, plant and equipment, at cost
      Land...........................................................      39           41
      Buildings and building equipment...............................     288          309
      Machinery and equipment........................................     754          919
      Construction in progress.......................................      21           33
                                                                       ------       ------
                                                                        1,102        1,302
      Accumulated depreciation.......................................    (689)        (759)
                                                                       ------       ------
         Net property, plant and equipment...........................     413          543
                                                                       ------       ------
              Total Assets...........................................  $1,330       $1,458
                                                                       ======       ======

    CURRENT LIABILITIES
    Notes payable....................................................  $   43       $   21
    Accounts payable -- trade........................................      81           99
    Income taxes (Note F)............................................      27            5
    Accrued expenses (Note K)........................................     219          251
                                                                       ------       ------
              Total Current Liabilities..............................     370          376
    Long-term debt (Note L)..........................................     263          383
    Postretirement benefits other than pensions (Note I).............     346          372
    Other long-term liabilities (Note K).............................     295          292
    Contingencies (Note R)

    SHAREHOLDERS' EQUITY
    Preference stock -- $1.00 par value; 15 million shares
      authorized; none outstanding...................................      --           --
    Common stock -- $.10 par value; 90 million shares authorized;
      33.5 million shares outstanding (33.4 million in 1995).........       3            3
    Other capital....................................................      22           22
    Retained earnings................................................      24            2
    Cumulative currency translation adjustment.......................       7            8
                                                                       ------       ------
              Total Shareholders' Equity.............................      56           35
                                                                       ------       ------
              Total Liabilities and Shareholders' Equity.............  $1,330       $1,458
                                                                       ======       ======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  GENCORP INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEARS ENDED NOVEMBER 30,
                                                                     -------------------------
                                                                     1996      1995      1994
                                                                     -----     -----     -----
                                                                       (DOLLARS IN MILLIONS)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)..................................................  $  42     $  38     $(226)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Cumulative effect of accounting changes.......................     --        --       213
     Provision for unusual items...................................     32        10       114
     Loss (gain) on sale of businesses.............................     10        (5)       --
     Savings plan stock contribution...............................     --        12        --
     Depreciation, amortization and loss on disposal of fixed
      assets.......................................................     65        76        77
     Deferred income taxes.........................................    (30)       15       (30)
     Changes in operating assets and liabilities net of effects of acquisitions and dispositions of businesses:
       Accounts receivable.........................................      3         6       (11)
       Inventories.................................................    (18)       (6)       35
       Other current assets........................................      2         1        (1)
       Current liabilities.........................................    (22)      (11)      (12)
       Other non-current assets....................................     (3)       (7)      (31)
       Other long-term liabilities.................................    (22)      (46)        5
                                                                      ----      ----      ----
          Net Cash Provided by Operating Activities................     59        83       133
                                                                      ----      ----      ----
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Capital expenditures...............................................    (47)      (63)      (63)
Proceeds from asset dispositions...................................    125        27        29
Acquisitions.......................................................     (4)       --       (22)
Investments and other -- net.......................................     (9)       --        (1)
                                                                      ----      ----      ----
          Net Cash Provided by (Used in) Investing Activities......     65       (36)      (57)
                                                                      ----      ----      ----
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Long-term debt incurred............................................    370       255       341
Long-term debt paid................................................   (490)     (248)     (379)
Accounts receivable financing......................................     --       (60)       --
Net short-term debt incurred (paid)................................     22        14       (16)
Dividends..........................................................    (20)      (20)      (19)
Other equity transactions..........................................     (1)        7         3
                                                                      ----      ----      ----
          Net Cash Used in Financing Activities....................   (119)      (52)      (70)
                                                                      ----      ----      ----
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............      5        (5)        6
Cash and cash equivalents at beginning of year.....................     17        22        16
                                                                      ----      ----      ----
          Cash and Cash Equivalents at End of Year.................  $  22     $  17     $  22
                                                                      ====      ====      ====

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  GENCORP INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                     COMMON STOCK                 RETAINED   CUMULATIVE
                                                  -------------------    OTHER    EARNINGS   TRANSLATION
                                                    SHARES     AMOUNT   CAPITAL   (DEFICIT)  ADJUSTMENT
                                                  ----------   ------   -------   --------   -----------
                                                                    (DOLLARS IN MILLIONS)
BALANCE AT NOVEMBER 30, 1993....................  31,729,858    $  3      $ 1      $  229        $ 2
Net loss........................................                                     (226)
Currency translation adjustment.................                                                  (1)
Cash dividends -- $.60 per share................                                      (19)
Shares issued to employee saving plans..........     336,461      --        4
Shares issued under incentive programs..........       8,881      --       --
Reacquired shares for incentive programs........         (18)     --       --
                                                  ----------     ---      ---        ----        ---
BALANCE AT NOVEMBER 30, 1994....................  32,075,182       3        5         (16)         1
Net income......................................                                       38
Currency translation adjustment.................                                                   7
Cash dividends -- $.60 per share................                                      (20)
Shares issued to employee saving plans..........     981,916      --       12
Shares issued under incentive programs..........     345,660      --        5
Reacquired shares for incentive programs........        (309)     --       --
                                                  ----------     ---      ---        ----        ---
BALANCE AT NOVEMBER 30, 1995....................  33,402,449       3       22           2          8
Net income......................................                                       42
Currency translation adjustment.................                                                  (1)
Cash dividends -- $.60 per share................                                      (20)
Shares issued under incentive programs..........      77,198      --       --
                                                  ----------     ---      ---        ----        ---
BALANCE AT NOVEMBER 30, 1996....................  33,479,647    $  3      $22      $   24        $ 7
                                                  ==========     ===      ===        ====        ===

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION -- The Company is a multinational manufacturing company operating primarily in the United States. Information on the Company's operations by segment and geographic area is provided in Note S.

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

     USE OF ESTIMATES -- The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     ENVIRONMENTAL COSTS -- The Company expenses, on a current basis, recurring costs associated with managing hazardous substances and pollution in ongoing operations. The Company also accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and its proportionate share of the amount can be reasonably estimated. The Company recognizes amounts recoverable from insurance carriers, the U.S. government or other third parties, when the collection of such amounts becomes probable. Pursuant to U.S. government agreements or regulations, the Company will recover a substantial portion of its environmental costs for its aerospace and defense business segment through the establishment of prices of the Company's products and services sold to the U.S. government. With the exception of applicable amounts representing current assets and liabilities, recoverable amounts and accrued costs are included in other assets and other long-term liabilities.

     FAIR VALUE OF FINANCIAL INSTRUMENTS -- The Company's cash and cash equivalents and short and long-term bank debt bear interest at market rates and therefore their carrying values approximate their fair values. The fair value of the Company's debentures is based on the closing market price of such debt at November 30, 1996.

     INVENTORIES -- Inventories are stated at the lower of cost or market. The automotive and polymer products segments use the last-in, first-out method. The aerospace and defense segment uses the average cost method. Foreign operations use the first-in, first-out method.

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

     GOODWILL -- The excess of purchase price over the value of net assets acquired is included in other assets and is amortized on a straight-line basis over a 35 year period or less.

     INCOME TAXES -- Deferred income taxes are provided for temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes.

     STATEMENTS OF CASH FLOWS -- For the purposes of the statements of cash flows, all highly liquid debt instruments purchased with an original maturity of three months or less are considered to be cash equivalents.

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

     STOCK OPTIONS -- The Company accounts for stock options (see Note O) in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and the Company intends to continue using this method.

     RECLASSIFICATIONS -- Certain reclassifications have been made to conform prior year's data to the current presentation.

NOTE B -- UNUSUAL ITEMS

     During 1996, the Company recognized net unusual charges of $42 million. These charges included a provision of $15 million for the Voluntary Early Retirement Incentive Program for eligible employees at the Company's Fairlawn, Ohio headquarters and Corporate Technology Center, the net loss on the sale of divested businesses of $10 million (see Note D), a provision for environmental remediation costs associated with the Company's Lawrence, Massachusetts facility of $8 million (see Note R), a restructuring charge of $3 million for the Company's Plastic Extrusions business unit, a charge of $2 million to reduce fixed assets to net realizable value and a provision of $4 million related to pension and other related matters.

     During 1995, the Company recognized a net charge of $5 million for unusual items. This charge included $10 million for the settlement of a lawsuit and other matters related to discontinued businesses partially offset by gains of $5 million from the divestitures of the Company's Rigid Plastics business and a resort property.

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

NOTE C -- ACCOUNTING CHANGES/NEW ACCOUNTING PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company is not required to adopt SFAS 121 until fiscal 1997 and does not expect the implementation of this Statement to have a material impact on the consolidated financial statements of the Company.

     During October 1996, the American Institute of Certified Public Accountants issued Statement of Position No. 96-1 "Environmental Remediation Liabilities" (SOP 96-1). The Statement provides authorita-tive guidance on the recognition, measurement, display and disclosure of environmental remediation liabilities. The Company is not required to implement the Statement until fiscal year 1998. Given that this Statement was recently issued in October 1996 and the number of environmental sites with which the Company is involved, the financial statement impact of its implementation has not yet been determined.

     Effective December 1, 1993, the Company adopted the provisions of Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106) and SFAS No. 109, "Accounting for Income Taxes" (SFAS 109).

     Under SFAS 106, the Company elected to recognize immediately the transition obligation as a cumulative effect of an accounting change. This resulted in a charge of $196 million or $6.16 per share (after a reduction for income taxes of $131 million) in 1994. The cumulative effect of adopting SFAS 109 in 1994 was a charge of $17 million or $.53 per share.

NOTE D -- ACQUISITIONS AND DIVESTITURES

     On February 15, 1996, the Company completed the sale of substantially all of the assets and certain liabilities of its Vibration Control business unit to BTR Antivibration Systems, Inc., a subsidiary of BTR plc. for an aggregate consideration of approximately $84 million paid in cash.

     On March 1, 1996, the Company completed the sale of substantially all of the assets and certain liabilities of its Reinforced Plastics business unit to Cambridge Industries, Inc. of Madison Heights, Michigan for an aggregate consideration of approximately $42 million, of which approximately $18 million was paid in cash at the closing, approximately $14 million of which was covered by delivery of a Subordinated Promissory Note of Cambridge Industries Holdings, Inc. and approximately $10 million of which was collected through the retention of receivables. The sale was effective as of February 29, 1996.

     On June 21, 1996, the Company completed the sale of substantially all of the assets and certain liabilities of its Automotive Occupant Sensor (AOS) business to the Robert Bosch Corporation for an aggregate consideration of approximately $3 million paid in cash at the closing and the right to receive certain additional payments based on the performance of the AOS business.

     On November 19, 1996, the Company completed the sale of substantially all of the assets and certain liabilities of its structural urethane adhesive business to Ashland Inc. for an aggregate consideration of approximately $4 million paid in cash at the closing.

     On August 23, 1996, the Company purchased the Lytron(R) polystyrene latex plastic pigment business from Morton International for approximately $4 million. Under the agreement, the Company acquired the Lytron(R) brand name, technology, customer base and certain other assets. Lytron(R) plastic pigments are used primarily in paper and paperboard coatings to improve gloss, brightness, opacity and printability performance. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16.

     In 1995, the Company sold its Westward Look Resort and Rigid Plastics business for $21 million which resulted in gains of $5 million.

     The Company purchased an initial 24.5 percent equity interest in HENNIGES Elastomer- und Kunststofftechnik GmbH & Co. KG (HENNIGES) in July 1993. During 1994, the Company completed its acquisition of HENNIGES through two additional purchases of 24.5 percent in July 1994 and 51 percent in September 1994. The combined purchase price of the remaining 75.5 percent equity interest was approximately $22 million. The total acquisition cost for HENNIGES was approximately $40 million. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16 and the investment was accounted for under the equity method until the Company acquired a majority equity interest. The financial statements of HENNIGES have been consolidated subsequent to such date. The acquisition resulted in goodwill of $19 million which is being amortized over 35 years.

     In 1994, the Company sold its Aerojet Ordnance business' medium caliber ammunition and air dispensed munition business for $25 million which approximated net book value.

NOTE E -- RESEARCH AND DEVELOPMENT EXPENSE

     Research and development (R&D) expense was $31 million in 1996, $38 million in 1995 and $42 million in 1994. R&D expense includes the costs of technical activities that are useful in developing new products, services, processes or techniques, as well as those expenses that may significantly improve existing products or processes.

     Additional R&D expenditures which are funded under government contracts totaled $102 million in 1996, $76 million in 1995 and $72 million in 1994.

NOTE F -- INCOME TAXES

     The income tax provision (benefit) consists of the following:

                                                                 YEARS ENDED NOVEMBER 30,
                                                                 -------------------------
                                                                 1996      1995      1994
                                                                 -----     -----     -----
                                                                    (DOLLARS IN MILLIONS)
    CURRENT TAXES
    U.S. federal...............................................  $  18     $   4     $  11
    State and local............................................      5        (2)        1
    Foreign....................................................      7         9         6
                                                                  ----      ----      ----
                                                                    30        11        18
    DEFERRED TAXES
    U.S. federal...............................................    (26)       13       (21)
    State and local............................................     (4)        5        (6)
    Foreign....................................................     --        (3)       --
                                                                  ----      ----      ----
                                                                   (30)       15       (27)
                                                                  ----      ----      ----
              Income Tax Provision (Benefit)...................  $  --     $  26     $  (9)
                                                                  ====      ====      ====

     The difference between the statutory federal income tax rate and the effective tax rate is attributable to the following:

                                                                 YEARS ENDED NOVEMBER 30,
                                                                 -------------------------
                                                                 1996      1995      1994
                                                                 -----     -----     -----
    Statutory income tax rate..................................   35.0%     35.0%    (35.0)%
    State and local income taxes, net of federal income tax
      benefit..................................................    1.5       3.0     (12.8)
    Tax refund.................................................  (39.0)       --        --
    Earnings of subsidiaries taxed at other than U.S. statutory
      rate.....................................................    1.2        .3       (.3)
    Adjustment to estimated income tax accruals................     --        .3      14.0
    Other, net.................................................    1.3       1.4      (5.9)
                                                                  ----      ----      ----
              Effective Income Tax Rate........................     --%     40.0%    (40.0)%
                                                                  ====      ====      ====

     The Company reduced its 1996 income tax expense by $16 million due to the receipt of a federal income tax refund related primarily to interest on the timing of certain deductions.

     The table below is a summary of the significant components of the Company's deferred tax assets and liabilities as of November 30:

                                                                   AT NOVEMBER 30,
                                                    ---------------------------------------------
                                                            1996                     1995
                                                    --------------------     --------------------
                                                    ASSETS   LIABILITIES     ASSETS   LIABILITIES
                                                    ------   -----------     ------   -----------
                                                                 (DOLLARS IN MILLIONS)
    Accrued estimated costs.......................   $101       $  --         $ 96       $  --
    Long-term contract method.....................      9          --           --           6
    Depreciation..................................     --          28           --          51
    Pension.......................................     --          37           --          38
    NOLs and tax credit carryforwards.............      7          --           14          --
    Other postretirement/employment benefits......    156          --          163          --
                                                     ----        ----         ----       -----
              Total...............................   $273       $  65         $273       $  95
                                                     ====        ====         ====       =====

     The balance sheets reflect deferred income taxes of $52 million and $30 million in prepaid expenses and other at November 30, 1996 and 1995, respectively. Included in other long-term assets for 1996 and 1995 are deferred income taxes of $156 million and $148 million, respectively. The majority of net operating losses (NOLs) and tax credit carryforwards have an indefinite carryforward period with the remaining portion expiring in years through 2007. Pretax income of foreign subsidiaries was $18 million in 1996 and $17 million in 1995 and 1994. Cash paid during the year for income taxes was $29 million in 1996, $28 million in 1995 and $23 million in 1994.

NOTE G -- ACCOUNTS RECEIVABLE

     Unbilled receivables of $22 million and $24 million at November 30, 1996 and 1995, respectively, relating to long-term government contracts are included in accounts receivable from the U.S. government. Such amounts are billed either upon delivery of completed units or settlement of contracts. The unbilled receivables amount at November 30, 1996 includes $9 million expected to be collected in fiscal year 1997, and $13 million expected to be collected in subsequent years.

     At year-end, the amount of commercial receivables was $132 million and $165 million for 1996 and 1995, respectively. Receivables for the automotive segment of $47 million and $81 million in 1996 and 1995, are due primarily from General Motors, Ford and Chrysler. The amount of U.S. government receivables was $75 million and $77 million for 1996 and 1995, respectively. Included in the 1996 and 1995 U.S. government receivable is $5 million and $7 million, respectively, for environmental remediation recovery (see Note R). The Company's receivables are generally unsecured and are not backed by collateral from its customers.

NOTE H -- INVENTORIES

     Components of inventories are as follows:

                                                                         AT NOVEMBER 30,
                                                                        -----------------
                                                                        1996         1995
                                                                        ----         ----
                                                                           (DOLLARS IN
                                                                            MILLIONS)
    Raw materials and supplies........................................  $ 37         $ 47
    Work-in-process...................................................     9           16
    Finished products.................................................    62           65
                                                                        ----         ----
    Approximate replacement cost of inventories.......................   108          128
    Reserves, primarily LIFO..........................................   (40)         (43)
    Long-term contracts at average cost...............................   172          178
    Progress payments.................................................   (82)        (102)
                                                                        ----         ----
              Total Inventories.......................................  $158         $161
                                                                        ====         ====

     Aerojet's inventories applicable to government and other contracts include general and administrative costs. The total of such costs incurred in 1996 and 1995 was $66 million and $61 million, respectively, and the amounts in inventory at the end of those years are estimated at $24 million and $21 million, respectively. These estimates are based on costs being removed from inventories on a basis proportional to the amounts of each cost element projected through completion of the contract.

     Inventories using the LIFO method represented 73 percent of consolidated inventories at replacement cost at November 30, 1996 and 1995.

     At November 30, 1996, Aerojet's contract accounting positions reflect the expected recovery of approximately $72 million in pending claims on numerous contracts with the U.S. government. These claims are in varying stages of negotiation, and relate principally to requests for price adjustments related to customer-caused issues or contracts terminated or canceled at the customer's convenience. Management believes that the resolution of these claims, in the aggregate, will not have a material effect on the consolidated financial condition of the Company.

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

     The components of net pension costs (income) are as follows:

                                                                 YEARS ENDED NOVEMBER 30,
                                                                 -------------------------
                                                                 1996      1995      1994
                                                                 -----     -----     -----
                                                                   (DOLLARS IN MILLIONS)
    Service cost -- benefits earned during the period..........  $  17     $  18     $  21
    Interest cost on projected benefit obligation..............    125       117       118
    Actual return on assets....................................   (314)     (325)       13
    Net amortization and deferral..............................    163       184      (161)
    Curtailment effect.........................................     15        --        --
                                                                 -----     -----     -----
         Net Pension Costs (Income)............................  $   6     $  (6)    $  (9)
                                                                 =====     =====     =====

     During 1996, a special retirement program was offered to encourage early retirements among certain salaried employees. Also during 1996, the Company sold its Reinforced Plastics and Vibration Control business units. These events resulted in a curtailment charge of $15 million during the year.

     ACTUARIAL ASSUMPTIONS

                                                                 YEARS ENDED NOVEMBER 30,
                                                                --------------------------
                                                                1996       1995       1994
                                                                ----       ----       ----
                                                                   (DOLLARS IN MILLIONS)
    Discount rate.............................................  7 3/4%     7 1/2%        8%
    Salary progression(1).....................................  4 1/2%        4%         5%
    Long-term rate of return(2)...............................  8 3/4%        9%         9%
    Increase (Decrease) in projected benefit obligations from
      assumption changes......................................  $(17)      $ 44       $ --


(1) No benefit escalation assumption beyond negotiated benefits is assumed for the hourly plans.

(2) Excludes a variable annuity program with an interest assumption of 8 percent and assets of $837 million at November 30, 1996.

     The following table presents the funded status of the plans:


                                                                          AT NOVEMBER 30,
                                                                         -----------------
                                                                          1996       1995
                                                                         ------     ------
                                                                            (DOLLARS IN
                                                                             MILLIONS)
    Plan assets at fair value..........................................  $2,074     $1,871
                                                                         ------     ------
    Actuarial present value of plan benefits:
      Vested...........................................................  $1,670     $1,576
      Non-vested.......................................................      42         51
                                                                         ------     ------
    Accumulated benefit obligation.....................................   1,712      1,627
    Effect of projected salary increases...............................      35         40
                                                                         ------     ------
    Projected benefit obligation.......................................  $1,747     $1,667
                                                                         ------     ------
    Overfunded plans...................................................  $  327     $  204
    Unamortized balances:
      Transition assets................................................     (27)       (31)
      Plan amendments..................................................      30         33
      Experience gains.................................................    (223)       (90)
      Minimum funding liability........................................      (4)        (6)
                                                                         ------     ------
              Prepaid Pension Cost (Included in Investments and Other
                Assets)................................................  $  103     $  110
                                                                         ======     ======

     The Company also sponsors a number of defined contribution pension plans. Participation in these plans is available to substantially all salaried employees and to certain groups of hourly employees. Company contributions to these plans are based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of each plan. The cost of these plans was $10 million in 1996, $11 million in 1995 and $12 million in 1994. The Company funds its contribution to the salaried plan with either GenCorp common stock or cash.

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

     The table below sets forth the components of the net periodic cost and benefit obligation for postretirement benefits other than pensions:

                                                                         YEARS ENDED
                                                                         NOVEMBER 30,
                                                                      --------------------
    NET PERIODIC COST                                                 1996     1995    1994
                                                                      ----     ---     ---
                                                                          (DOLLARS IN
                                                                           MILLIONS)
    Service cost....................................................  $  3     $ 4     $ 5
    Interest cost...................................................    23      29      31
    Net amortization and deferral...................................    (6)     (1)     --
    Net curtailment gain............................................   (15)     (5)     --
                                                                      ----     ---     ---
              Total Cost............................................  $  5     $27     $36
                                                                      ====     ===     ===

                                                                         AT NOVEMBER 30,
                                                                        -----------------
    BENEFIT OBLIGATION                                                  1996         1995
                                                                        ----         ----
                                                                           (DOLLARS IN
                                                                            MILLIONS)
    Retirees..........................................................  $245         $240
    Fully eligible active plan participants...........................    30           45
    Other active plan participants....................................    26           47
                                                                        ----         ----
    Projected benefit obligation......................................   301          332
                                                                        ----         ----
    Unamortized balances:
      Plan amendments.................................................    66           65
      Experience gains................................................     9            5
                                                                        ----         ----
              Accrued Benefit Obligation..............................  $376         $402
                                                                        ====         ====

     The projected benefit obligation and related benefit cost are determined by the application of relevant actuarial assumptions. The Company utilized a discount rate of 7.75 percent in 1996, 7.5 percent in 1995 and 8 percent in 1994. The effect of changing the discount rate was to increase the projected benefit obligation by $6 million. The Company anticipates that its health care cost trend rate will decline from 9 percent in 1996 to 6 percent in 2003, after which the trend rate is expected to stabilize. The effect of a one percentage point increase in the assumed health care cost trend rate for each future year would increase the benefit obligation at November 30, 1996 by $2 million and increase the aggregate of the service and interest cost components of net periodic cost by $0.2 million. Plan design changes decreased the projected benefit obligation by $9 million in 1996 and $69 million in 1995. Plan amendments are being amortized over the average remaining service of the affected active employees. A curtailment gain of $15 million and $5 million was included in the gain on the sale of the Company's various business units during 1996 and 1995, respectively.

NOTE J -- INVESTMENTS AND OTHER ASSETS

     The components of investments and other assets are as follows:

                                                                         AT NOVEMBER 30,
                                                                        -----------------
                                                                        1996         1995
                                                                        ----         ----
                                                                           (DOLLARS IN
                                                                            MILLIONS)
    Expected recoveries from U.S. government and third parties for
      environmental remediation.......................................  $118         $121
    Deferred taxes....................................................   156          148
    Prepaid pension...................................................   103          110
    Other.............................................................    88           71
                                                                        ----         ----
              Total Investments and Other Assets......................  $465         $450
                                                                        ====         ====

NOTE K -- ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

     The components of accrued expenses are as follows:

                                                                         AT NOVEMBER 30,
                                                                        -----------------
                                                                        1996         1995
                                                                        ----         ----
                                                                           (DOLLARS IN
                                                                            MILLIONS)
    Payable for goods, services and rights............................  $128         $108
    Accrued compensation and employee benefits........................    39           77
    Environmental reserves............................................    30           34
    Restructuring and other reserves..................................    10           15
    Other.............................................................    12           17
                                                                        ----         ----
              Total Accrued Expenses..................................  $219         $251
                                                                        ====         ====

     The components of other long-term liabilities are as follows:

                                                                         AT NOVEMBER 30,
                                                                        -----------------
                                                                        1996         1995
                                                                        ----         ----
                                                                           (DOLLARS IN
                                                                            MILLIONS)
    Environmental reserves............................................  $230         $232
    Other.............................................................    65           60
                                                                        ----         ----
              Total Other Long-term Liabilities.......................  $295         $292
                                                                        ====         ====

NOTE L -- LONG-TERM DEBT AND CREDIT LINES

     Long-term debt and credit lines consist of the following:

                                                                         AT NOVEMBER 30,
                                                                        -----------------
                                                                        1996         1995
                                                                        ----         ----
                                                                           (DOLLARS IN
                                                                            MILLIONS)
    Revolving loans...................................................  $140         $255
    8% Unsecured convertible subordinated debentures maturing 2002....   115          115
    Other.............................................................    12           17
                                                                        ----         ----
    Total debt........................................................   267          387
    Less amounts due within one year..................................    (4)          (4)
                                                                        ----         ----
              Total Long-term Debt and Credit Lines...................  $263         $383
                                                                        ====         ====

     On May 17, 1996, the Company entered into a new five-year unsecured $400 million revolving credit facility (Facility) which expires in May 2001. As of November 30, 1996, unused revolving lines of credit totaled $260 million. The Company pays a variable commitment fee, which is currently 1/4 of one percent, on the unused balance. Interest rates are variable, primarily based on LIBOR, and are currently at an average rate of 6.2 percent. The Facility contains various debt restrictions and provisions relating to net worth, interest coverage and debt to earnings before interest, taxes, depreciation and amortization (Debt/EBITDA) ratios. The Company is required to maintain consolidated net worth of at least $23.5 million. Proceeds from divested business units in 1996 were used to reduce outstanding debt.

     The $115,000,000 8% Convertible Subordinated Debentures Due August 1, 2002 (Debentures) are redeemable at the option of the Company, in whole or in part, at any time on or after August 10, 1996. The Debentures are convertible at any time prior to maturity, unless previously redeemed, into shares of common stock at a conversion price of $16.065 per share (equivalent to a conversion rate of approximately 62.247 shares of common stock per $1,000 principal amount of Debentures) subject to adjustment in certain circumstances. The fair market value of the Debentures was $133 million at November 30, 1996.

     At November 30, 1996, the Company had unsecured, uncommitted lines of credit with several banks for short-term borrowings aggregating $81 million, of which $22 million was outstanding. Borrowings under such lines generally bear interest at money market rates and are payable on demand. The Company also had outstanding letters of credit totaling $21 million at November 30, 1996.

     The maturities of other debt decline from $4 million in 1997 to zero by 2001.

     Cash paid during the year for interest was $28 million in 1996, $36 million in 1995 and $31 million in 1994.

NOTE M -- DISCONTINUED OPERATIONS

     The consolidated balance sheets include various current and long-term reserves relating to operations discontinued in prior years. Those reserves include estimates for postretirement benefits, environmental matters and other accrued liabilities.

     Discontinued operations reserves consist of the following:

                                                                         AT NOVEMBER 30,
                                                                        -----------------
                                                                        1996         1995
                                                                        ----         ----
                                                                           (DOLLARS IN
                                                                            MILLIONS)
    Accrued expenses..................................................  $ 26         $ 41
    Postretirement benefits other than pensions.......................    56           59
    Other long-term liabilities.......................................    41           34
                                                                        ----         ----
              Total Discontinued Operations Reserves..................  $123         $134
                                                                        ====         ====

NOTE N -- PREFERRED SHARE PURCHASE RIGHTS

     During January 1997, the Board of Directors extended for ten additional years GenCorp's Shareholder Rights Plan, as amended (Plan). When the Plan was originally adopted in 1987, the Directors declared a dividend of one Preferred Share Purchase Right (Right) on each outstanding share of common stock, payable to shareholders of record on February 27, 1987. Rights outstanding at November 30, 1996 and 1995 were 33,479,647 and 33,402,449, respectively. The Plan, as amended effective December 1987 and extended in January 1997, provides that under certain circumstances each Right will entitle shareholders to buy one one-hundredth of a share of a new Series A Cumulative Preference Stock at an exercise price of $100. The Rights will be exercisable only if a person or group acquires 20 percent or more of GenCorp's common stock or announces a tender or exchange offer that will result in such person or group acquiring 30 percent or more of the common stock. GenCorp will be entitled to redeem the Rights at two cents per Right at any time until ten days after a 20 percent position has been acquired (unless the Board elects to extend such time period, which in no event may exceed thirty days). If the Company is involved in certain transactions after the Rights become exercisable, a holder of Rights (other than Rights beneficially owned by a shareholder who has acquired 20 percent or more of GenCorp's common stock, which Rights become void) is entitled to buy a number of the acquiring company's common shares, or GenCorp's common stock, as the case may be, having a market value of twice the exercise price of each Right. A potential dilutive effect may exist upon the exercise of the Rights. The Rights under the extended Plan will expire February 18, 2007. Until a Right is exercised, the holder will have no rights as a stockholder of the Company including, without limitation, the right to vote as a stockholder or to receive dividends.

     At November 30, 1996, 575,000 shares of $1 par value Series A Cumulative Preference Stock were reserved for issuance upon exercise of Preferred Share Purchase Rights.

NOTE O -- STOCK-BASED COMPENSATION PLANS

     The GenCorp Inc. 1993 Stock Option Plan provides for an aggregate of 2,500,000 shares of the Company's common stock to be purchased pursuant to stock options or to be subject to stock appreciation rights (SARs) which may be granted to selected officers and key employees at prices equal to the market value of a share of common stock on the date of grant. In general, the options are exercisable in 25 percent increments at six months, one year, two years and three years from date of grant. No stock appreciation rights have been granted.

     Information regarding this option plan is as follows:

    STOCK OPTION PLAN SUMMARY                             1996          1995           1994
                                                       ---------     ---------     ----------
    Options outstanding, beginning of fiscal year....  2,464,213     1,579,150        496,075
    Granted..........................................    453,000     1,077,500      1,169,650
    Forfeited........................................   (485,711)     (192,437)       (86,575)
    Exercised........................................    (21,625)           --             --
                                                       ---------     ---------      ---------
    Options outstanding, November 30.................  2,409,877     2,464,213      1,579,150
                                                       =========     =========      =========
    Options exercisable, November 30.................  1,435,461       806,518        220,135
    Options available for grant, November 30.........     68,498        35,787        920,850
    Per share range of prices of outstanding.........  $   10.75 to  $   10.75 to  $   12.625 to
      options at end of year.........................  $  16.875     $  16.625     $   16.625

     The Stock Incentive Compensation Plan (SIC Plan) adopted in 1983 is based on a formula which values incentive awards payable in cash or stock based upon changes in the market value of the Company's common stock. The SIC Plan is compensatory, and compensation (income)/expense attributable to the SIC Plan was $(0.2) million in 1996, $(4) million in 1995 and $2 million in 1994. The liability for accrued stock incentive compensation was $2 million and $3 million at November 30, 1996 and 1995, respectively. During 1995, the Company converted certain interests under the SIC Plan from phantom shares payable in cash or stock into shares of common stock to be held in trust until payment pursuant to elections made at the time of grant. The conversion of this Plan resulted in a $5 million increase in shareholders' equity. No awards may be granted under the SIC Plan after March 1, 1993.

NOTE P -- COMMON STOCK

     At November 30, 1996, 13,875,000 shares of $.10 par value common stock were reserved for future issuance for conversion of the 8% Convertible Subordinated Debentures, payments of the Retirement Savings Plan contributions and exercise of options or payments of awards under stock-based compensation plans.

NOTE Q -- LEASE COMMITMENTS

     The Company and its subsidiaries lease certain manufacturing plant facilities, machinery and equipment and office buildings under long-term, noncancelable leases. The leases generally provide for renewal options ranging from five to ten years and require the Company to pay for utilities, insurance, taxes and maintenance. Rent expense was $9 million in 1996, $11 million in 1995 and $10 million in 1994. Future minimum commitments at November 30, 1996 for existing operating leases were $29 million with annual amounts declining from $7 million in 1997 to $3 million in 2000. The Company's current obligation for leases after 2000 is $9 million.

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

     Aerojet has substantially completed its efforts under the Decree to determine the nature and extent of contamination at the facility and to identify the technologies that will likely be used to remediate the site. Based on available facts, existing technology and current environmental laws and regulations, Aerojet recorded a net $68 million charge in 1994 to remediate the site. These remediation costs are principally for design, construction and enhancement of groundwater and soil treatment facilities, ongoing project management and regulatory oversight, and are expected to be incurred over a period of approximately 20 years. This estimate will be subject to change as work progresses, additional experience is gained and environmental standards are revised.

     At November 30, 1996, Aerojet had a reserve of $196 million for costs to complete the RI/FS and remediate the site and has recognized $114 million for probable future recoveries under the 1993 settlement agreement with the U.S. government.

     Legal proceedings to obtain reimbursements of environmental costs from insurers are continuing.

     Lawrence, Massachusetts -- The Company has studied remediation alternatives for its closed Lawrence, Massachusetts facility, which was contaminated with PCBs, and has begun site remediation and off-site disposal of debris. The Company has a reserve of $35 million for estimated decontamination and long-term operating and maintenance costs of this site. The reserve represents the Company's best estimate for the remaining remediation costs. Estimates of future remediation costs could range as high as $56 million depending on the results of future testing and the ultimate remediation alternatives undertaken at the site. The time frame for remediation is currently estimated to range from 7 to 12 years.

     Muskegon, Michigan -- In a lawsuit filed by the U.S. Environmental Protection Agency (EPA), the United States District Court ruled in 1992 that Aerojet and its two inactive Cordova Chemical subsidiaries (Cordova) are liable for remediation of Cordova's Muskegon, Michigan site, along with a former owner/operator of an earlier chemical plant at the site. That decision has been appealed to the United States Court of Appeals.

     In a separate action, Aerojet and Cordova won indemnification for the Muskegon site investigation and remediation costs from the State of Michigan in the state court of claims. The Michigan Court of Appeals affirmed on appeal, and the Michigan Supreme Court refused to hear the case. On December 23, 1996, the Michigan Supreme Court denied the State's motion for reconsideration. As a result, the Company believes that most of the $50 million to $100 million in anticipated remediation costs will be paid by the State of Michigan and the former owner/operator of the site. In addition, Aerojet believes it has insurance coverage for the site.

     San Gabriel Valley Basin, California -- Aerojet, through its Azusa facility, is considered to be a potentially responsible party (PRP) in the portion of the San Gabriel Valley Superfund Site known as the Baldwin Park Operable Unit (BPOU). Regulatory action involves possible regional groundwater remediation, site specific investigation and possible site cleanup.

     Aerojet's investigation concluded that the principal groundwater contamination is upgradient of Aerojet's property and that only low concentrations of contaminants are present in the soils of Aerojet's presently and historically owned properties. The EPA contends that Aerojet is one of the four largest sources of groundwater contamination at the BPOU of the sixteen PRPs presently identified by the EPA. Aerojet contests the EPA's position regarding the source of contamination and the number of responsible PRPs.

     The EPA has issued a Record of Decision requiring groundwater remediation for the BPOU, estimated to cost $47 million in non-recurring costs and $4 million to $5 million in annual operating expense. Aerojet is participating in an effort to develop an alternative "consensus" plan in which certain water supply entities would integrate the remedial requirements into a water supply project. If implemented, the consensus plan will provide federal funding for 25 percent of the non-recurring costs and additional funding from water supply entities receiving benefit from the project, thus reducing the PRPs' costs.

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

     Other Sites -- The Company is also currently involved, together with other companies, in 28 other Superfund and non-superfund remediation sites. In many instances, the Company's liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company's involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company's experience, interim and final allocations of liability costs are generally made based on relative contributions of waste. Based on the Company's previous experience, its allocated share has frequently been minimal, in many instances less than 1 percent. The Company has reserves of approximately $16 million as of November 30, 1996 which it believes are sufficient to cover its best estimate of its share of the environmental remediation costs at these other sites. Also, the Company is seeking recovery of its costs from its insurers.

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

     In late 1995, the Court hearing on the issue of joint and several liability was completed, and in August 1996 the Court held hearings relative to allocation. The Court has not yet rendered a decision. If the Court finds GenCorp is liable, subsequent trial phases will address damages.

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

     The automotive business segment designs and produces extruded rubber for vehicle body and window sealing systems for the domestic, transplant and foreign automotive manufacturers.

     The polymer products business segment designs and manufactures specialty polymers and decorative and building products for consumers and industry. The segment is a leading producer of polymer-based products and operates three businesses: Decorative and Building Products, Penn Racquet Sports and Specialty Polymers. The principal markets include the paper industry, residential and commercial construction and the sporting goods industry, as well as varied consumer and industrial markets that demand a broad range of thermoplastic products.

     GenCorp sales in 1996, 1995 and 1994 to the U.S. government and its agencies (principally the Department of Defense) totaled $466 million, $490 million and $578 million, respectively, and were generated almost entirely by the aerospace and defense business segment. Sales to General Motors, primarily by the automotive business segment, of $170 million in 1996, $286 million in 1995 and $281 million in 1994 were at least 10 percent of the Company's net sales. Intersegment sales were not material.

     Segment operating profit represents net sales less applicable costs, expenses and provisions for restructuring and unusual items relating to operations. Segment operating profit excludes corporate income and expenses, provisions for unusual items, interest expense and income taxes.

     In 1996, the Company recognized an unusual loss of $13 million. The loss consisted of $14 million from the divestiture of its Vibration Control and Reinforced Plastics businesses and a provision of $3 million for the restructuring of its Plastic Extrusions business unit offset by a gain of $4 million from the sale of its structural urethane business. The Vibration Control and Reinforced Plastics businesses were part of the automotive business segment. The Plastic Extrusions business unit is currently part of the automotive business segment. The structural urethane business was part of the polymer products business segment.

     In 1995, the Company recognized a net unusual gain of $4 million from the divestiture of its Rigid Plastics business. The Rigid Plastics unit was part of the polymer products business segment.

     In 1994, the Company recognized net unusual charges of $83 million, of which $80 million related to the Company's three business segments as follows:

        (DOLLARS IN MILLIONS)      AEROSPACE AND DEFENSE     AUTOMOTIVE     POLYMER PRODUCTS
    -----------------------------  ---------------------     ----------     ----------------
    Environmental................           $68                 $  2              $  6
    Warranty costs...............            --                   --                 5
    Asset write-downs............            --                   --                 3
    Restructuring charges........            --                    7                --
    Recoveries from insurers.....            --                   (5)               (6)
                                            ---                  ---               ---
         Total Unusual Items.....           $68                 $  4              $  8
                                            ===                  ===               ===

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

                                                                 YEARS ENDED NOVEMBER 30,
                                                               ----------------------------
                                                                1996       1995       1994
                                                               ------     ------     ------
                                                                  (DOLLARS IN MILLIONS)
    NET SALES
    Canada...................................................  $   91     $   95     $   81
    Europe...................................................     131        123         33
    United States............................................   1,240      1,446      1,523
    United States export sales...............................      53        108        103
                                                               ------     ------     ------
                                                               $1,515     $1,772     $1,740
                                                               ======     ======     ======
    SEGMENT OPERATING PROFIT
    Canada...................................................  $   16     $   17     $   14
    Europe...................................................      --         (3)        (3)
    United States............................................     117         99        101
    Unusual items............................................     (13)         4        (80)
                                                               ------     ------     ------
                                                               $  120     $  117     $   32
                                                               ======     ======     ======
    IDENTIFIABLE ASSETS
    Canada...................................................  $   36     $   36     $   32
    Europe...................................................     107        115        119
    United States............................................     933      1,005      1,132
                                                               ------     ------     ------
                                                                1,076      1,156      1,283
    Corporate assets.........................................     254        302        172
                                                               ------     ------     ------
              Total Assets...................................  $1,330     $1,458     $1,455
                                                               ======     ======     ======

                                  GENCORP INC.

                          BUSINESS SEGMENT INFORMATION

                                                                    YEARS ENDED NOVEMBER 30,
                                                                 ------------------------------
                                                                  1996       1995        1994
                                                                 ------     -------     -------
                                                                     (DOLLARS IN MILLIONS)
NET SALES
Aerospace and defense..........................................  $  494     $   520     $   594
Automotive.....................................................     448         662         605
Polymer products...............................................     573         590         541
                                                                 ------     -------     -------
                                                                 $1,515     $ 1,772     $ 1,740
                                                                 ======     =======     =======
INCOME
Aerospace and defense..........................................  $   42     $    30     $    25
Automotive.....................................................      19          25          37
Polymer products...............................................      72          58          50
Unusual items..................................................     (13)          4         (80)
                                                                 ------     -------     -------
     Segment Operating Profit..................................     120         117          32
Interest expense...............................................     (27)        (34)        (32)
Corporate other income (expense), net..........................      (7)          6          --
Corporate expenses.............................................     (15)        (16)        (19)
Unusual items..................................................     (29)         (9)         (3)
                                                                 ------     -------     -------
     Income (Loss) Before Income Taxes.........................  $   42     $    64     $   (22)
                                                                 ======     =======     =======
ASSETS
Aerospace and defense..........................................  $  615     $   579     $   605
Automotive.....................................................     208         352         380
Polymer products...............................................     253         225         298
                                                                 ------     -------     -------
     Identifiable Assets.......................................   1,076       1,156       1,283
Marketable securities, cash and other corporate assets.........     254         302         172
                                                                 ------     -------     -------
     Total Assets..............................................  $1,330     $ 1,458     $ 1,455
                                                                 ======     =======     =======
CAPITAL EXPENDITURES
Aerospace and defense..........................................  $   15     $    15     $    18
Automotive.....................................................      15          33          25
Polymer products...............................................      16          13          19
Corporate......................................................       1           2           1
                                                                 ------     -------     -------
                                                                 $   47     $    63     $    63
                                                                 ======     =======     =======
DEPRECIATION
Aerospace and defense..........................................  $   23     $    25     $    34
Automotive.....................................................      14          27          21
Polymer products...............................................      15          15          16
Corporate......................................................       6           3           2
                                                                 ------     -------     -------
                                                                 $   58     $    70     $    73
                                                                 ======     =======     =======
EMPLOYEES
Aerospace and defense..........................................   3,010       3,070       3,390
Automotive.....................................................   3,490       6,020       6,570
Polymer products...............................................   2,270       2,340       2,540
Corporate......................................................     180         270         470
                                                                 ------     -------     -------
                                                                  8,950      11,700      12,970
                                                                 ======     =======     =======

                                  GENCORP INC.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                            ----------------------------------------------------
                                                            FEBRUARY 29     MAY 31     AUGUST 31     NOVEMBER 30
                                                            -----------     ------     ---------     -----------
                                                            (DOLLARS IN MILLIONS, EXCEPT FOR PER-SHARE AMOUNTS)
1996
Net sales.................................................    $ 368.3       $378.0      $ 360.9        $ 407.4
                                                               ------        -----        -----          -----
Gross profit..............................................    $  56.0       $ 71.0      $  70.9        $  82.7
                                                               ------        -----        -----          -----
Unusual items.............................................    $  24.8       $   .1      $    --        $  17.6
                                                               ------        -----        -----          -----
Income (Loss) before income taxes.........................    $ (20.3)      $ 23.5      $  26.4        $  11.9
                                                               ------        -----        -----          -----
Net Income (Loss).........................................    $ (11.7)      $ 14.1      $  15.9        $  23.4
                                                               ------        -----        -----          -----
----------------------------------------------------------------------------------------------------------------
Earnings (Loss) per share of common stock
  Primary.................................................    $  (.35)      $  .42      $   .47        $   .69
  Fully diluted...........................................    $  (.35)      $  .38      $   .42        $   .60
The sum of the quarterly E.P.S. amounts may not equal the annual amount due to changes in the number of shares outstanding during the year.
Common stock price range -- high..........................     13 3/8       15 7/8       15 1/2         18 5/8
                          -- low..........................     11 1/8       11 1/2       12 1/2         13 5/8
----------------------------------------------------------------------------------------------------------------

                                                                             THREE MONTHS ENDED
                                                            ----------------------------------------------------
                                                            FEBRUARY 28     MAY 31     AUGUST 31     NOVEMBER 30
                                                            -----------     ------     ---------     -----------
                                                            (DOLLARS IN MILLIONS, EXCEPT FOR PER-SHARE AMOUNTS)
1995
Net sales.................................................    $ 428.1       $461.9      $ 431.4        $ 450.1
                                                               ------        -----        -----          -----
Gross profit..............................................    $  61.3       $ 79.0      $  61.9        $  72.6
                                                               ------        -----        -----          -----
Unusual items.............................................    $    --       $   --      $    --        $  (5.4)
                                                               ------        -----        -----          -----
Income before income taxes................................    $  11.6       $ 27.2      $  13.3        $  11.7
                                                               ------        -----        -----          -----
Net Income................................................    $   7.0       $ 16.3      $   8.0        $   7.0
                                                               ------        -----        -----          -----
----------------------------------------------------------------------------------------------------------------
Earnings per share of common stock
  Primary.................................................    $   .22       $  .50      $   .24        $   .21
  Fully diluted...........................................    $   .21       $  .45      $   .23        $   .21
The sum of the quarterly E.P.S. amounts may not equal the annual amount due to changes in the number of shares outstanding during the year.
Common stock price range -- high..........................     14 1/8       13 1/4       13 1/8         11 7/8
                          -- low..........................         10       12 1/4       10 5/8         10 1/4
----------------------------------------------------------------------------------------------------------------

CAPITAL STOCK

     The Company's common stock is listed on the New York and Chicago Stock Exchanges. At November 30, 1996 and December 31, 1996, there were approximately 13,800 holders of record of the Company's common stock. During 1996, 1995 and 1994, the Company paid quarterly cash dividends on common stock of $.15 per share.

                                  GENCORP INC.

                       SUMMARY OF SELECTED FINANCIAL DATA

                                                             YEARS ENDED NOVEMBER 30,
                                                --------------------------------------------------
                                                 1996       1995       1994       1993       1992
                                                ------     ------     ------     ------     ------
                                                           (DOLLARS IN MILLIONS, EXCEPT
                                                             PER-SHARE AND RATIO DATA)
NET SALES
Aerospace and defense.........................  $  494     $  520     $  594     $  872     $1,019
Automotive....................................     448        662        605        539        459
Polymer products..............................     573        590        541        494        459
                                                ------     ------     ------     ------     ------
                                                $1,515     $1,772     $1,740     $1,905     $1,937
                                                ======     ======     ======     ======     ======

SEGMENT OPERATING PROFIT
Aerospace and defense.........................  $   42     $   30     $   25     $   53     $   71
Automotive....................................      19         25         37         24         16
Polymer products..............................      72         58         50         47         49
Unusual items.................................     (13)         4        (80)        --        (22)
                                                ------     ------     ------     ------     ------
                                                $  120     $  117     $   32     $  124     $  114
                                                ======     ======     ======     ======     ======

OPERATIONS
Income (Loss) from operations.................  $   42     $   38     $  (13)    $   43     $   22
Cumulative effect of accounting changes.......      --         --       (213)        --         --
                                                ------     ------     ------     ------     ------
     Net Income (Loss)........................  $   42     $   38     $ (226)    $   43     $   22
                                                ======     ======     ======     ======     ======

EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Income (Loss) from operations.................  $ 1.24     $ 1.17     $ (.41)    $ 1.35     $  .70
Cumulative effect of accounting changes.......      --         --      (6.69)        --         --
                                                ------     ------     ------     ------     ------
Net income (loss) (primary)...................  $ 1.24     $ 1.17     $(7.10)    $ 1.35     $  .70
Net income (loss) (fully diluted).............  $ 1.15     $ 1.10     $(7.10)    $ 1.24     $  .70
Cash dividends paid...........................  $  .60     $  .60     $  .60     $  .60     $  .60

OPERATING RATIOS
Return on average assets employed.............     7.0%       6.4%       1.2%       9.3%       7.3%
Assets employed turnover......................     1.8x       1.9x       2.3x       2.6x       2.7x
Income (Loss) from operations to net sales....     2.8%       2.1%       (.7)%      2.3%       1.1%

GENERAL
Capital expenditures..........................  $   47     $   63     $   63     $   67     $   96
Depreciation..................................      58         70         73         74         79
Total assets*.................................   1,330      1,458      1,455      1,213      1,131
Long-term debt................................     263        383        378        416        344

* Prior to 1993, the Company recorded environmental liabilities net of probable future recoveries from third parties.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of GenCorp Inc.:

     We have audited the accompanying consolidated balance sheets of GenCorp Inc. as of November 30, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended November 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GenCorp Inc. at November 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 1996, in conformity with generally accepted accounting principles.

     As discussed in Note C to the consolidated financial statements, in 1994 the Company changed its method of accounting for postretirement benefits other than pensions and income taxes.

                                            Ernst & Young LLP

Akron, Ohio
January 9, 1997

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to nominees who will stand for election as a director of the Company at the March 26, 1997 Annual Meeting of Shareholders is set forth on pages 2 and 3 of the Company's 1997 Proxy Statement and is incorporated herein by reference. Information with respect to directors of the Company whose terms extend beyond the March 26, 1997 Annual Meeting of Shareholders is set forth on pages 3 and 4 of the Company's 1997 Proxy Statement and is incorporated herein by reference.

     Also, see Executive Officers of the Registrant on pages 6 and 7 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is set forth on pages 9 through 19 of the Company's 1997 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding the security ownership of certain beneficial owners and management is set forth on pages 5 and 6 of the Company's 1997 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain transactions and employment arrangements with management is set forth on pages 14 and 15 of the Company's 1997 Proxy Statement and is incorporated herein by reference.

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

(b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended November 30, 1996.

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

                                          GENCORP INC.

February 13, 1997
                                          By /s/ W. R. PHILLIPS
                                            -------------------------------
                                              W. R. Phillips
                                              Senior Vice President, Law;
                                                 General Counsel

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURE                                TITLE                       DATE
----------------------------------------  ---------------------------------  -------------------

          /s/ J. B. YASINSKY              Chairman, Chief Executive Officer   February 13, 1997
----------------------------------------  and President
              J. B. Yasinsky

          /s/ D. M. STEUERT               Senior Vice President and Chief     February 13, 1997
----------------------------------------  Financial Officer
              D. M. Steuert

          /s/ P. J. PARR                  Director-Audit, Accounting & Tax    February 13, 1997
----------------------------------------  (principal accounting officer)
              P. J. Parr

                 *                        Director                           February 13, 1997
----------------------------------------
              C. A. Corry

                 *                        Director                           February 13, 1997
----------------------------------------
              W. K. Hall

                 *                        Director                           February 13, 1997
----------------------------------------
              R. K. Jaedicke

                 *                        Director                           February 13, 1997
----------------------------------------
              P. X. Kelley

                 *                        Director                            February 13, 1997
----------------------------------------
              R. D. Kunisch

                 *                        Director                            February 13, 1997
----------------------------------------
              D. E. McGarry

                 *                        Director                            February 13, 1997
----------------------------------------
              J. M. Osterhoff

                 *                        Director                            February 13, 1997
----------------------------------------
              P. J. Phoenix

                 *                        Director                            February 13, 1997
----------------------------------------
              R. B. Pipes

                 *                        Director                            February 13, 1997
----------------------------------------
              J. R. Stover

*Signed by the undersigned as
  attorney-in-fact and agent for the
  Directors indicated.

       /s/ E. R. DYE                                                          February 13, 1997
----------------------------------------
           E. R. Dye

                           ANNUAL REPORT ON FORM 10-K

                     ITEM 14(a)(1)(2) AND (3), (c) AND (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                 EXHIBIT INDEX

                                CERTAIN EXHIBITS

                      FISCAL YEAR ENDED NOVEMBER 30, 1996

                                  GENCORP INC.

                           FAIRLAWN, OHIO 44333-3300

                                  GENCORP INC.

                             ITEM 14(a)(1) AND (2)
        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                          PAGE
                                                                                          NUMBER
                                                                                          ---
(1) FINANCIAL STATEMENTS:

The following consolidated financial statements of GenCorp Inc. are included in Item 8:

  Consolidated Statements of Income for the years ended November 30, 1996, 1995 and
     1994...............................................................................   13

  Consolidated Balance Sheets at November 30, 1996 and 1995.............................   14

  Consolidated Statements of Cash Flows for the years ended November 30, 1996, 1995 and
     1994...............................................................................   15

  Consolidated Statements of Shareholders' Equity for the years ended November 30, 1996,
     1995 and 1994......................................................................   16

Notes to Consolidated Financial Statements..............................................   17

(2) FINANCIAL STATEMENT SCHEDULES:

     All consolidated financial statement schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

                        CONSENT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
GenCorp Inc.

     We consent to the incorporation by reference in the Prospectuses constituting part of GenCorp Inc.'s Registration Statements No. 33-61928, 33-28056 and 2-98730 on Form S-8, Post Effective Amendment No. 1 to Registration Statements No. 2-80440 and 2-83133 on Form S-8, and Post Effective Amendment No. 4 to Registration Statement No. 2-66840 on Form S-8 of our report dated January 9, 1997, with respect to the consolidated financial statements of GenCorp Inc. included in this Annual Report (Form 10-K) for the year ended November 30, 1996.

                                            Ernst & Young LLP

Akron, Ohio
February 13, 1997

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

           Amendment to Rights Agreement among GenCorp Inc., The First Chicago
           Trust Company of New York, as resigning Rights Agent and The Bank of
           New York, as successor Rights Agent, dated August 21, 1995 was filed as
           Exhibit A to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995 (File No. 1-1520), and is incorporated herein by reference. (3 pages)

           Amendment to Rights Agreement between GenCorp Inc. and The Bank of New
           York as successor Rights Agent, dated as of January 20, 1997 was filed as Exhibit 4.1 to the Company's Current Report on Form 8-K Date of
           Report January 20, 1997 (File No. 1-1520), and is incorporated herein by reference. (3 pages)

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

   10.     MATERIAL CONTRACTS

           10.(iii)(A) MANAGEMENT CONTRACTS, COMPENSATORY PLANS OR ARRANGEMENTS

           An Employment Agreement dated October 15, 1993 between the Company and
           J. B. Yasinsky, President and Chief Operating Officer of the Company was filed as Exhibit A to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1993 (File No. 1-1520), and is incorporated herein by reference. (4 pages)

           Employment Agreement dated May 10, 1996 between the Company and
           Nathaniel J. Mass. (5 pages)                                                 A

  TABLE    EXHIBIT                                                                    EXHIBIT
ITEM NO.   DESCRIPTION                                                                LETTER
---------  -----------                                                                -------
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

           GenCorp 1996 Supplemental Retirement Plan for Management Employees
           effective March 1, 1996. (15 pages)                                          B

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

           Amendment to the GenCorp Inc. and Participating Subsidiaries Stock
           Incentive Compensation Plan, effective as of April 5, 1987, was filed as Exhibit H to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1987 (File No. 1-1520), and is incorporated herein by reference. (6 pages)

           Amendment to the GenCorp Inc. and Participating Subsidiaries Stock
           Incentive Compensation Plan, effective July 13, 1995. (13 pages)             C
           Information relating to the Deferred Bonus Plan of GenCorp Inc. is contained in Post-Effective Amendment No. 1 to Form S-8 Registration
           Statement No. 2-83133 dated April 18, 1986 and is incorporated herein by reference. (16 pages)

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

           GenCorp Inc. Long-Term Incentive Program effective January 27, 1993 and
           as amended March 31, 1993 and May 20, 1996. (22 pages)                       D

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

  TABLE    EXHIBIT                                                                    EXHIBIT
ITEM NO.   DESCRIPTION                                                                LETTER
---------  -----------                                                                -------

           GenCorp Inc. Executive Incentive Compensation Program, amended
           September 8, 1995 to be effective for the 1996 fiscal year. (21 pages)       E

   11.     STATEMENT RE COMPUTATION OF PER SHARE EARNINGS                               F

           (1 page)

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