Form 10-Q
period 1997-02-28
GENCORP INC
filed 1997-04-09
CIK 40888

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarter Ended February 28, 1997 Commission File Number 1-1520
                            -----------------                        ------

                                  GenCorp Inc.
                             -----------------------
             (Exact name of registrant as specified in its charter)


            Ohio                                        34-0244000
------------------------                   -----------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)


                    175 Ghent Road Fairlawn, Ohio 44333-3300
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


        Registrant's telephone number, including area code (330) 869-4200
                                                           ---------------





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





At March 31, 1997, there were 33,553,102 outstanding shares of GenCorp Inc.'s Common Stock, par value $.10.

GenCorp Inc.



Table of Contents                                                                    Page No.
                                                                                     --------

Part I. Financial Information

      Item 1.   Financial Statements

                  Condensed Consolidated Statements of Income -
                      Three Months Ended February 28, 1997 and February 29, 1996       -3-

                  Condensed Consolidated Balance Sheets -
                      February 28, 1997 and November 30, 1996                          -4-

                  Condensed Consolidated Statements of Cash Flows -
                      Three Months Ended February 28, 1997 and February 29, 1996       -5-

                  Notes to the Unaudited Interim Condensed Consolidated
                      Financial Statements                                             -6-

      Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                      -11-

Part II.  Other Information

      Item 1.   Legal Proceedings                                                     -14-

      Item 4.   Submission of Matters to a Vote of Security Holders                   -15-

      Item 6.   Exhibits and Reports on Form 8-K                                      -16-

Signatures                                                                            -17-

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                                  GenCorp Inc.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in millions, except per share data)

                                                              Unaudited
                                                          Three Months Ended
                                                      --------------------------
                                                      February 28,  February 29,
                                                          1997           1996
                                                      ------------  ------------

NET SALES                                                 $ 328.0     $ 368.3
                                                          -------     -------

COSTS AND EXPENSES
Cost of products sold                                       265.8       312.3
Selling, general and administrative                          41.6        45.1
Interest expense                                              5.7         8.0
Other (income) and expense, net                               (.2)       (1.6)
Unusual items (Note C)                                        --         24.8
                                                          -------     -------
                                                            312.9       388.6
                                                          -------     -------
INCOME (LOSS) BEFORE INCOME TAXES                            15.1       (20.3)
Income tax provision (benefit) (Note D)                       4.0        (8.6)
                                                          -------     -------

NET INCOME (LOSS)                                         $  11.1     $ (11.7)
                                                          =======     =======

EARNINGS (LOSS) PER SHARE OF COMMON STOCK (NOTE B)
Primary                                                   $   .32    $   (.35)
                                                          =======     =======
Fully Diluted                                             $   .30    $   (.35)
                                                          =======     =======

Average number of shares of common stock outstanding
    (in thousands)
Primary                                                    34,230      33,670
Fully Diluted                                              41,393      40,828

Cash dividends paid per share of common stock             $   .15     $   .15




     The accompanying notes to the unaudited interim condensed consolidated financial statements are an integral part of these statements.

                                  GenCorp Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollars in millions)

                                                       Unaudited       Audited
                                                      February 28,    November 30,
                                                          1997           1996
                                                      ------------    ------------
CURRENT ASSETS:
Cash and cash equivalents                              $   11.4       $  22.6
Accounts receivable                                       215.8         206.7
Inventories (Note E)                                      171.4         158.4
Prepaid expenses and other                                 63.6          64.7
                                                       --------      --------
TOTAL CURRENT ASSETS                                      462.2         452.4
                                                       --------      --------

Expected recoveries from U.S. government and
     third parties for environmental remediation          114.7         118.1
Deferred taxes                                            158.5         156.3
Prepaid pension                                           105.8         103.5
Investments and other assets                               83.8          86.8

Property, plant and equipment:
    At cost                                             1,101.0       1,102.3
    Accumulated depreciation                             (699.5)       (689.5)
                                                       --------      --------
       Net property, plant and equipment                  401.5         412.8
                                                       --------      --------
TOTAL ASSETS                                           $1,326.5      $1,329.9
                                                       ========      ========


LIABILITIES AND SHAREHOLDERS' EQUITY:
Notes payable                                          $   37.1       $  42.9
Accounts payable - trade                                   66.3          80.6
Income taxes                                               11.0          26.6
Other current liabilities                                 199.2         219.6
                                                       --------      --------
TOTAL CURRENT LIABILITIES                                 313.6         369.7
                                                       --------      --------

Long-term debt (Note F)                                   322.3         263.2
Postretirement benefits other than pensions               346.7         346.1
Environmental reserves                                    223.8         230.3
Other liabilities                                          64.2          64.9
Contingencies (Note G)

SHAREHOLDERS' EQUITY
Preference stock; none outstanding                          --            --
Common stock - $.10 par value; 33.5 million
    shares outstanding                                      3.4           3.4
Other capital                                              23.2          22.2
Retained earnings                                          29.5          23.5
Cumulative currency translation adjustment                  (.2)          6.6
                                                       --------      --------
TOTAL SHAREHOLDERS' EQUITY                                 55.9          55.7
                                                       --------      --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $1,326.5      $1,329.9
                                                       ========      ========


     The accompanying notes to the unaudited interim condensed consolidated financial statements are an integral part of these statements.

                                  GenCorp Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Dollars in millions)

                                                                 Unaudited
                                                            Three Months Ended
                                                        --------------------------
                                                        February 28,  February 29,
                                                            1997          1996
                                                        ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                          $  11.1       $  (11.7)
Provision for unusual items                                     --           24.8
Depreciation, amortization and loss on
    disposal of fixed assets                                  15.0           24.3
Increase in working capital                                  (79.5)         (94.3)
(Increase) decrease in deferred income taxes                  (2.2)           2.9
Other - net                                                   (2.8)          (8.8)
                                                           -------       --------
NET CASH USED IN OPERATING ACTIVITIES                        (58.4)         (62.8)
                                                           -------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                          (8.2)         (10.4)
Proceeds from asset dispositions                               4.8           80.3
Investments and other - net                                     --            (.4)
                                                           -------       --------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES           (3.4)          69.5
                                                           -------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term debt incurred                                   2.4            3.6
Long-term debt incurred                                       60.1          110.0
Long-term debt paid                                           (1.0)        (115.9)
Dividends                                                     (5.0)          (5.0)
Other equity transactions                                     (5.9)          (1.2)
                                                           -------       --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           50.6           (8.5)
                                                           -------       --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                    (11.2)          (1.8)
Cash and cash equivalents at beginning of year                22.6           17.0
                                                           -------       --------
Cash and cash equivalents at end of period                 $  11.4       $   15.2
                                                           =======       ========


Cash paid during the period for interest was $8.1 million and $10.8 million for the three months ended February 28, 1997 and February 29, 1996, respectively. Cash paid during the period for income taxes was $22.7 million and $2.9 million for the three months ended February 28, 1997 and February 29, 1996, respectively.

     The accompanying notes to the unaudited interim condensed consolidated financial statements are an integral part of these statements.

                                  GenCorp Inc.
              NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

Note A - Basis of Presentation
------------------------------

   The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included or incorporated by reference in the GenCorp Inc. (Company) Annual Report on Form 10-K for the fiscal year ended November 30, 1996.

   All normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the three months ended February 28, 1997 and February 29, 1996, have been reflected. The results of operations for the three months ended February 28, 1997, are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note B - Net Income Per Share of Common Stock
---------------------------------------------

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

Note C - Unusual Items
----------------------

   On February 15, 1996, GenCorp Inc. completed the sale of substantially all of the assets and certain liabilities of its Vibration Control Division to BTR Antivibration Systems, Inc., a subsidiary of BTR plc. for an aggregate consideration of approximately $84 million paid in cash of which approximately $80 million was paid in the first quarter of 1996.

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

   Also during the first quarter of 1996, the Company took a pretax charge of $14.8 million for expenses related to the Voluntary Early Retirement Incentive Program for eligible employees at the Company's Fairlawn, Ohio headquarters and Corporate Technology Center.

Note D - Income Taxes
---------------------

   During the first quarter of 1997, the Company received a federal income tax refund related to interest on the timing of certain deductions which reduced the tax provision by $2.0 million.

   Subsequent to the first quarter, the Company announced on March 24, 1997 that it had reached an agreement with the IRS related to certain prior taxable years which will reduce the Company's tax provision by approximately $65 million during the second quarter ending May 31, 1997.

Note E - Inventories
--------------------

   Inventories are stated at the lower of cost or market value. A portion of the inventories is priced by use of the last-in, first-out (LIFO) method using various dollar value pools. Interim LIFO determinations involve management's judgments of expected year-end inventory levels. Components of inventory are as follows:

                                                         Unaudited        Audited
                                                        February 28,    November 30,
                                                            1997            1996
                                                        ------------    ------------
Raw materials and supplies                                $  42.6         $  37.4
Work-in-process                                               9.7             8.8
Finished products                                            57.2            62.4
                                                          -------         -------
  Approximate replacement cost of LIFO inventories          109.5           108.6
Reserves, primarily LIFO                                    (39.8)          (39.5)
Long-term contracts at average cost                         196.0           172.0
Progress payments                                           (94.3)          (82.7)
                                                          -------         -------
                                                          $ 171.4         $ 158.4
                                                          =======         =======

Note F - Long-term Debt and Credit Lines
----------------------------------------

   On May 17, 1996, the Company entered into a new five-year unsecured $400 million revolving credit facility (Facility) which expires in May 2001. As of February 28, 1997, unused revolving lines of credit totaled $200 million. The Company pays a variable commitment fee, which is currently 1/4 of one percent, on the unused balance. Interest rates are variable, primarily based on LIBOR, and are currently at an average rate of 6.2 percent. The Facility contains various debt restrictions and provisions relating to net worth, interest coverage and debt to earnings before interest, taxes, depreciation and amortization (Debt/EBITDA) ratios. The Company is required to maintain consolidated net worth of at least $23.5 million. Proceeds from divested business units in 1996 were used to reduce outstanding debt.

   The $115,000,000 8% Convertible Subordinated Debentures Due August 1, 2002 (Debentures) are redeemable at the option of the Company, in whole or in part, at any time on or after August 10, 1996. The Debentures are convertible at any time prior to maturity, unless previously redeemed, into shares of common stock at a conversion price of $16.065 per share (equivalent to a conversion rate of approximately 62.247 shares of common stock per $1,000 principal amount of Debentures) subject to adjustment in certain circumstances. The fair market value of the Debentures was $135 million at February 28, 1997.

   At February 28, 1997, the Company had unsecured, uncommitted lines of credit with several banks for short-term borrowings aggregating $80 million, of which $33 million was outstanding. Borrowings under such lines generally bear interest at money market rates and are payable on demand. The Company also had outstanding letters of credit totaling $18 million at February 28, 1997.

Note G - Contingencies
----------------------

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

   At February 28, 1997, Aerojet had a reserve of $196 million for costs to complete the RI/FS and remediate the site and has recognized $114 million for probable future recoveries under the 1993 settlement agreement with the U.S. government.

   Legal proceedings to obtain reimbursements of environmental costs from insurers are continuing.

Lawrence, Massachusetts

   The Company has studied remediation alternatives for its closed Lawrence, Massachusetts facility, which was contaminated with PCBs, and has begun site remediation and off-site disposal of debris. The Company has a reserve of $33 million for estimated decontamination and long-term operating and maintenance costs of this site. The reserve represents the Company's best estimate for the remaining remediation costs. Estimates of future remediation costs could range as high as $54 million depending on the results of future testing and the ultimate remediation alternatives undertaken at the site. The time frame for remediation is currently estimated to range from 7 to 12 years.

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

----------------------------------

San Gabriel Valley Basin, California

   Aerojet, through its Azusa facility, is considered to be a potentially responsible party (PRP) in the portion of the San Gabriel Valley Superfund Site known as the Baldwin Park Operable Unit (BPOU). Regulatory action involves issuance of a Record of Decision (ROD) requiring regional groundwater remediation, site specific investigation and possible cleanup.

   Aerojet's investigation demonstrated that the principal groundwater contamination is upgradient of Aerojet's property and that only low concentrations of contaminants are present in the soils of Aerojet's presently and historically owned properties. The EPA contends that Aerojet is one of the four largest sources of groundwater contamination at the BPOU of the eighteen PRPs identified by the EPA. Aerojet contests the EPA's position regarding the source of contamination and the number of responsible PRPs. Aerojet has joined a Steering Committee comprised of twelve of the PRPs identified by the EPA.

   The ROD issued by the EPA requires groundwater remediation for the BPOU, estimated to cost $47 million in non-recurring costs and $4 million to $5 million in annual operating expense. Aerojet, as part of the Steering Committee, is participating in an effort to develop an alternative "consensus" plan in which certain water supply entities would integrate the remedial requirements into a water supply project. If implemented, the consensus plan will provide federal funding for 25 percent of the non-recurring costs and additional funding from water supply entities receiving benefit from the project, thus reducing the PRPs' costs.

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

Other Sites

   The Company is also currently involved, together with other companies, in 28 other Superfund and non-superfund remediation sites. In many instances, the Company's liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company's involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company's experience, interim and final allocations of liability costs are generally made based on relative contributions of waste. Based on the Company's previous experience, its allocated share has frequently been minimal, in many instances less than 1 percent. The Company has reserves of approximately $15 million as of February 28, 1997 which it believes are sufficient to cover its best estimate of its share of the environmental remediation costs at these other sites. Also, the Company is seeking recovery of its costs from its insurers.

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

----------------------------------

Other Legal Matters
-------------------

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Condition
---------------------------------------

   Cash flow used in operating activities decreased from $62.8 million in the first quarter of 1996 to $58.4 million for the first quarter of 1997. This decrease was due to reduced working capital requirements which was partially offset by lower income from operations (excluding unusual items and depreciation) due primarily to the sale of businesses during the first quarter of 1996.

   At February 28, 1997, GenCorp's total debt was $359 million, down $42 million from the first quarter of 1996. Debt decreased due to the receipt of proceeds from divestitures of the Vibration Control and Reinforced Plastics Divisions, of which approximately $40 million was received subsequent to the first quarter of 1996 and used to reduce bank borrowings. Interest expense decreased to $5.7 million from $8.0 million in the comparable first quarter period a year ago due to lower interest rates and lower average debt levels.

Material Changes in Results of Operations
-----------------------------------------

   Sales from continuing businesses totaled $328.0 million for the first quarter of 1997, an increase of 2 percent as compared to $321.0 million during the first quarter of 1996. The polymer products and aerospace and defense (Aerojet) segments had improved sales during the quarter, partially offset by an expected decline at the automotive segment. Total net sales during the quarter declined 11 percent to $328.0 million from $368.3 million in the first quarter of 1996 due to divestitures of two non-strategic automotive business units in early 1996.

   Segment operating profit from continuing businesses improved to $26.0 million for the first quarter of 1997, versus $22.8 million for the first quarter of 1996, an increase of 14 percent. Operating margins from continuing businesses improved to 7.9 percent in the first quarter of 1997, compared to 7.1 percent for the first quarter of 1996.

   The Company reported significantly improved net income of $11.1 million for the first quarter of 1997 compared to a net loss of $(11.7) million for the first quarter of 1996. Earnings for the first quarter of 1997 were $0.30 per fully diluted share and included a benefit of $0.05 per share from a tax refund. The refund which was related to interest on the timing of certain deductions, reduced the tax provision by $2.0 million. During the first quarter of 1996, the Company recorded a charge of $(14.8) million related to a voluntary early retirement program and incurred a loss of $(10.0) million for the divestiture of the two automotive businesses.

   First quarter results reflect the continued trend of improvement from the Company's program of change. For the fifth consecutive quarter, operating margins from continuing businesses have improved versus the prior year. The Company has strengthened its portfolio of businesses operationally and strategically and is building momentum through aggressive product development and marketing, combined with cost reductions and process improvement initiatives. The Company remains strongly focused on creating greater shareholder value through its two top priorities - operational excellence and value-creating growth.

   Net sales for the polymer products businesses in the first quarter of 1997 increased 6 percent to $134.0 million compared to $126.3 million in the first quarter of 1996. Sales increased at each of the segment's business units:
Decorative and Building Products, Specialty Polymers and Penn Racquet Sports. Improved sales in commercial wallcovering, building systems and latex for paper coatings led the increase. Operating profit for the polymer products business declined to $10.2 million for the first quarter of 1997 versus $11.5 million in the first quarter of 1996. Operating margins declined to 7.6 percent in the first quarter of 1997 compared to 9.1 percent in the first quarter of 1996. Higher costs of certain raw materials and slightly lower average selling prices in Specialty Polymers impacted margins in the current quarter. The Company believes that several key raw material costs have reached a peak and sees indications of potential raw material price decreases in the coming months.

-----------------------------------------------------

   Within the Specialty Polymers business, latex process trials were successfully conducted and production began at the recently modernized and expanded facility in Ohio. The capacity expansion, a source of growth for GenCorp, is designed to meet a variety of emerging needs for the Company's paper, textile and specialty application customers. Specialty Polymers, working in partnership with GenCorp's German automotive subsidiary, expanded its in-mold coating product line with the first delivery to sheet molding compound customers in Europe. Penn Racquet Sports was awarded significant spring promotions by major retailers for several tennis ball lines.

   Automotive sales from continuing operations totaled $89.6 million in the first quarter of 1997 versus $96.1 million in the first quarter of 1996. Sales declined due to lower customer vehicle builds on several key models. During the first quarter of 1996, total automotive net sales were $143.4 million, including $47.3 million from the two divested automotive units.

   The Company's continuing automotive operations earned $5.5 million for the first quarter of 1997, an increase of 45 percent versus $3.8 million in the first quarter of 1996. Operating profit margins from continuing businesses improved to 6.1 percent in the first quarter of 1997, versus 4.0 percent during the same period a year ago. Improved margins at vehicle sealing operations in North America and Europe were partially offset by restructuring costs in the appliance gasket business. Aggressive actions to reduce costs and boost productivity, along with the absence of expenses related to the divested Automotive Occupant Sensor business drove the profit improvement. During the first quarter of 1996, the two divested automotive businesses generated operating losses of $(5.4) million.

   During the quarter, the Company completed the first delivery of vehicle sealing parts to Mercedes-Benz in Alabama. GenCorp is the sole source supplier of body and window seals for the new all-activity vehicle.

   At Aerojet, net sales increased 6 percent to $104.4 million in the first quarter of 1997 versus $98.6 million in the first quarter of 1996. Higher volumes on space surveillance programs, including the Defense Support Program, the Space Based Infrared System and the Joint Tactical Ground Station were offset by lower volumes on the Standard Missile and F-22 programs.

   Aerojet's operating profit for the first quarter of 1997 was $10.3 million, up 37 percent compared to $7.5 million in the first quarter of 1996. Operating margins increased to 9.9 percent from 7.6 percent in first quarter of 1996 due to favorable contract performance and mix and higher incentive award fees.

   During the quarter, Aerojet's contract backlog increased to $2.1 billion, versus $2.0 billion at 1996 year-end and $900 million in the first quarter of 1996. Awards during the quarter included two key contracts for SADARM (Sense and Destroy Armor), a smart munition program for the Army. The SADARM awards totaled $82 million for the Low Rate Production II and $44 million for a four year Product Improvement contract. In addition, Aerojet was part of the Lockheed Martin team, one of two teams selected in December to develop the Air Force's new Evolved Expendable Launch Vehicle (EELV). Aerojet will co-develop a new upper stage rocket engine for the Lockheed Martin team. The Air Force will select a single contractor in 1998 for the Engineering and Manufacturing Development phase of the EELV program. Aerojet also received awards of $13 million from Kistler Aerospace during the quarter. Aerojet will provide the NK-33 propulsion system for Kistler's new reusable launch vehicle in a contract potentially worth $250 million over the next five years.

   Subsequent to the first quarter, the Company announced on March 24, 1997 that it had reached an agreement with the IRS related to certain prior taxable years which will reduce the Company's tax provision by approximately $65 million during the second quarter ending May 31, 1997.

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

   The nature of environmental investigation and cleanup activities often makes it difficult to determine the timing and amount of any estimated future costs that may be required for remedial measures. However, the Company reviews these matters and accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and its proportionate share of the amount can be reasonably estimated. The Company's Condensed Consolidated Balance Sheet at February 28, 1997 reflects accruals of $257 million and amounts recoverable of $123 million from the U.S.
government and other third parties for such costs.

   The effect of resolution of environmental matters on results of operations cannot be predicted due to the uncertainty concerning both the amount and timing of future expenditures and future results of operations. However, management believes, on the basis of presently available information, that resolution of these matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company. The Company will continue its efforts to mitigate past and future costs through pursuit of claims for insurance coverage and continued investigation of new remediation alternatives and associated technologies. For additional discussion of environmental matters, refer to Note G - Contingencies.

                           Part II. OTHER INFORMATION
                           --------------------------

Item 1. Legal Proceedings
-------------------------

   Information concerning legal proceedings, including proceedings relating to environmental matters, which appears in Note G beginning on page 8 of this report is incorporated herein by reference.

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

   The Complaint filed in state court was removed to Federal court, and consolidated with U.S.D.C., N.D. Ind. 3:96CV0296AS. GenCorp filed a Motion for Summary Judgment and Opposition to Plaintiffs' Motion for Class Certification. On November 26, 1996, the court granted GenCorp's Motion for Summary Judgment on all counts, rendering the class certification issue moot. Plaintiffs have filed a Notice of Appeal to the U.S. Seventh Circuit Court of Appeals. Briefing is scheduled for completion by April 30, 1997.

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

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

   At the Company's Annual Meeting of Shareholders held on March 26, 1997, holders of GenCorp Common Stock elected James M. Osterhoff, Paul J. Phoenix and John B. Yasinsky as directors to serve a three year term expiring in 2000. Shareholders also approved the GenCorp Inc. 1997 Stock Option Plan and ratified the Board of Directors' appointment of Ernst & Young LLP as the Company's independent auditors for 1997.

Following is the final result of the Common votes cast:

A) Election of Directors:


                                                                               Broker
                                         For              Withheld           Nonvotes
                                         ---              --------           --------

       James M. Osterhoff               27,574,541          3,544,563           -0-
                                        ----------          ---------        --------

       Paul J. Phoenix                  27,539,717          3,579,387           -0-
                                        ----------          ---------        --------

       John B. Yasinsky                 27,566,197          3,552,907           -0-
                                        ----------          ---------        --------


B) Adoption of the 1997 Stock Option Plan:
                                                             Broker
     For: 27,039,647  Against: 1,567,332  Abstain: 253,080   Nonvotes: 2,259,045
          ----------           ---------           -------             ---------

C) Ratification of the Board of Directors' appointment of Ernst & Young LLP as independent auditors:

                                                            Broker
     For: 30,888,621  Against: 114,887   Abstain: 115,596    Nonvotes: -0-
          ----------           -------            -------              -----

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

       a) Exhibits
       -----------

         Table
         Exhibit
         Item No.               Exhibit Description                     Number
         ----------------------------------------------------------------------
           11       Statement re computation of per share earnings.     11

           27       Financial Data Schedule.                            27
                    (Filed for EDGAR only)

       b) Reports on Form 8-K
       ----------------------

          On February 7, 1997, the Company filed a Current Report on Form 8-K, Date of Report (date of earliest event reported) January 20, 1997 reporting that the Board of Directors had extended for ten additional years GenCorp's Shareholder Rights Plan, as amended.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 GENCORP INC.



Date    April 9, 1997                      By  /s/ D. M. Steuert
     -------------------------------          ------------------
                                               D. M. Steuert
                                               Senior Vice President
                                               and Chief Financial Officer




Date    April 9, 1997                      By  /s/ W. R. Phillips
     -------------------------------          -------------------
                                               W. R. Phillips
                                               Senior Vice President, Law;
                                               General Counsel