Form 10-Q
period 1997-05-31
GENCORP INC
filed 1997-06-18
CIK 40888

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended    May 31, 1997       Commission File Number 1-1520
                       --------------                              --------

                                  GenCorp Inc.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


          Ohio                                       34-0244000
-----------------------                   ------------------------------------
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



At May 31, 1997, there were 33,556,672 outstanding shares of GenCorp Inc.'s Common Stock, par value $.10.

GenCorp Inc.


Table of Contents
                                                                        Page No.
                                                                        --------
Part I. Financial Information

    Item 1.  Financial Statements

             Condensed Consolidated Statements of Income -
               Three Months and Six Months Ended May 31, 1997 and 1996       -3-

             Condensed Consolidated Balance Sheets -
               May 31, 1997 and November 30, 1996                            -4-

             Condensed Consolidated Statements of Cash Flows -
               Six Months Ended May 31, 1997 and 1996                        -5-

             Notes to the Unaudited Interim Condensed Consolidated
               Financial Statements                                          -6-

    Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                -12-

Part II.  Other Information

    Item 1.  Legal Proceedings                                              -15-

    Item 6.  Exhibits and Reports on Form 8-K                               -16-

Signatures                                                                  -17-

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                                  GenCorp Inc.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in millions, except per share data)


                                                           Unaudited                Unaudited
                                                       Three Months Ended          Six Months Ended
                                                      ---------------------      -----------------------
                                                       May 31,       May 31,      May 31,         May 31,
                                                        1997          1996          1997           1996
                                                       ------        ------        ------        ------
NET SALES                                             $403.5        $378.0        $731.5        $746.3
                                                       ------        ------        ------        ------
COSTS AND EXPENSES
Cost of products sold                                  326.5         307.0         592.3         619.3
Selling, general and administrative                     43.5          42.4          85.1          87.5
Interest expense                                         6.2           6.6          11.9          14.6
Other (income) and expense, net                         (4.3)         (1.6)         (4.5)         (3.2)
Unusual items (Note D)                                    --            .1            --          24.9
                                                       ------        ------        ------        ------
                                                       371.9         354.5         684.8         743.1
                                                       ------        ------        ------        ------
INCOME BEFORE INCOME TAXES                              31.6          23.5          46.7           3.2
Income tax benefit (provision) (Note E)                 52.5          (9.4)         48.5           (.8)
                                                       ------        ------        ------        ------

NET INCOME                                             $84.1         $14.1         $95.2          $2.4
                                                       =====         =====         =====          ====

EARNINGS PER SHARE OF COMMON STOCK (NOTE B)
Primary                                                $2.45          $.42         $2.78          $.07
Fully diluted                                          $2.06          $.38         $2.36          $.07

Average number of shares of common
stock outstanding (in thousands)
Primary                                               34,293        33,632        34,235        33,592
Fully diluted                                         41,607        40,991        41,558        40,986

Cash dividends paid per share of common stock           $.15          $.15          $.30          $.30




     The accompanying notes to the unaudited interim condensed consolidated financial statements are an integral part of these statements.

                                  GenCorp Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollars in millions)



                                                 Unaudited     Audited
                                                  May 31,     November 30,
                                                    1997         1996
                                                ----------    ----------
CURRENT ASSETS:
Cash and equivalents                            $     18.7    $     22.6
Accounts receivable                                  247.2         206.7
Inventories (Note F)                                 162.7         158.4
Prepaid expenses and other                            63.7          64.7
                                                ----------    ----------
TOTAL CURRENT ASSETS                                 492.3         452.4
                                                ----------    ----------

Recoverable from U.S. government and third
  parties for environmental remediation              113.9         118.1
Deferred income taxes                                157.6         156.3
Prepaid pension                                      108.4         103.5
Investments and other assets                         111.6          86.8

Property, plant and equipment:
  At cost                                          1,114.2       1,102.3
  Accumulated depreciation                          (708.5)       (689.5)
                                                ----------    ----------
    Net property, plant and equipment                405.7         412.8
                                                ----------    ----------
TOTAL ASSETS                                    $  1,389.5    $  1,329.9
                                                ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Notes payable                                   $     28.1    $     42.9
Accounts payable - trade                              74.9          80.6
Income taxes                                          51.8          26.6
Other current liabilities                            211.3         219.6
                                                ----------    ----------
TOTAL CURRENT LIABILITIES                            366.1         369.7
                                                ----------    ----------

Long-term debt (Note G)                              261.0         263.2
Postretirement benefits other than pensions          343.3         346.1
Environmental reserves                               221.2         230.3
Other liabilities                                     64.7          64.9
Contingencies (Note H)

SHAREHOLDERS' EQUITY

Preference stock - (none outstanding)                   --            --
Common stock - $.10 par value; 33.6 million
  shares outstanding                                   3.4           3.4
Other capital                                         23.3          22.2
Retained earnings                                    108.7          23.5
Currency translation adjustment                       (2.2)          6.6
                                                ----------    ----------
TOTAL SHAREHOLDERS' EQUITY                           133.2          55.7
                                                ----------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $  1,389.5    $  1,329.9
                                                ==========    ==========

     The accompanying notes to the unaudited interim condensed consolidated financial statements are an integral part of these statements.

                                  GenCorp Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)

                                                               Unaudited
                                                           Six Months Ended
                                                         -------------------
                                                                May 31,
                                                           1997         1996
                                                         --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $   95.2    $    2.4
Provision for unusual items                                   --        24.9
Depreciation, amortization and loss on
   disposal of fixed assets                                 29.6        35.7
Increase in working capital                                (31.2)      (73.8)
Decrease (Increase) in deferred income taxes                (1.3)        5.2
Other - net                                                (12.1)      (13.9)
                                                        --------    --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         80.2       (19.5)
                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                       (18.6)      (20.1)
Proceeds from asset dispositions                            13.1       119.5
Acquisition                                                (46.5)         --
Investments and other - net                                  2.6        (2.7)
                                                        --------    --------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES        (49.4)       96.7
                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term debt (paid) incurred                        (14.8)        3.1
Long-term debt incurred                                    100.1       360.1
Long-term debt paid                                       (102.3)     (427.8)
Dividends                                                  (10.0)       (9.9)
Other equity transactions                                   (7.7)       (3.7)
                                                        --------    --------
NET CASH USED IN FINANCING ACTIVITIES                      (34.7)      (78.2)
                                                        --------    --------

NET DECREASE IN CASH AND EQUIVALENTS                        (3.9)       (1.0)
Cash and equivalents at beginning of year                   22.6        17.0
                                                        --------    --------
Cash and equivalents at end of period                   $   18.7    $   16.0
                                                        ========    ========

Cash paid during the period for interest was $12.0 million and $15.5 million for the six months ended May 31, 1997 and 1996, respectively. Cash paid during the period for income taxes was $28.5 million and $17.1 million for the six months ended May 31, 1997 and 1996, respectively.




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

   All normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the six months ended May 31, 1997 and 1996, have been reflected. The results of operations for the six months ended May 31, 1997 are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note B - Net Income Per Share of Common Stock
---------------------------------------------

   In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings per Share" (SFAS 128), which is required to be adopted on November 30, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact would result in a $.06 per share increase in primary earnings per share for the second quarter ended May 31, 1997 and no change in the primary earnings per share amount reported for the second quarter ended May 31, 1996. The impact of SFAS 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

   Currently, primary earnings per share of common stock are calculated by dividing net income by the weighted average number of common shares outstanding adjusted for the inclusion of stock options and shares to be issued under other stock based compensation programs. For fully diluted earnings per share, net income and shares outstanding have also been adjusted as if the Company's $115,000,000 8% Convertible Subordinated Debentures Due August 1, 2002 had been converted. (See Note G for further information regarding the debentures.)

Note C - Acquisition
--------------------

   On May 7, 1997 the Company acquired Printworld from Technographics, Inc. for approximately $47 million in cash. Printworld is a recognized leader in the transfer printing and paper laminate industry. The acquisition was accounted for as a purchase in accordance with Accounting Principle Board Opinion No. 16. The acquisition resulted in goodwill of $26 million which is being amortized over 15 years.

Note D - Unusual Items
----------------------

   On February 15, 1996, GenCorp Inc. completed the sale of substantially all of the assets and certain liabilities of its Vibration Control Division to BTR Antivibration Systems, Inc., a subsidiary of BTR plc. for an aggregate consideration of approximately $84 million paid in cash, of which approximately $80 million was paid in the first quarter of 1996.

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

   Also during 1996, the Company took a pretax charge of $15 million for expenses related to the Voluntary Early Retirement Incentive Program for eligible employees at the Company's Fairlawn, Ohio headquarters and Corporate Technology Center.

Note E - Income Taxes
---------------------

   The Company received federal income tax refunds resulting from settlement agreements with the Internal Revenue Service relating to certain prior taxable years, which reduced the Company's tax provision by $2 million and $65 million in the first and second quarters of 1997, respectively.

Note F - Inventories
--------------------

   Inventories are stated at the lower of cost or market value. A portion of the inventories is priced by use of the last-in, first-out (LIFO) method using various dollar value pools. Interim LIFO determinations involve management's judgments of expected year-end inventory levels. Components of inventory are as follows:


                                                               Unaudited   Audited
                                                                May 31,  November 30,
                                                                 1997         1996
                                                               --------- -----------
Raw materials and supplies                                    $   43.0    $   37.4
Work-in-process                                                   10.1         8.8
Finished products                                                 55.0        62.4
                                                              --------    --------
  Approximate replacement cost of LIFO inventories               108.1       108.6
Reserves, primarily LIFO                                         (38.9)      (39.5)
Long-term contracts at average cost                              186.3       172.0
Progress payments                                                (92.8)      (82.7)
                                                              --------    --------
                                                              $  162.7    $  158.4
                                                              ========    ========

   At May 31, 1997, Aerojet's contract accounting positions reflected the expected recovery of approximately $7 million in pending claims on numerous contracts with the U.S. government. These claims are in varying stages of negotiation, and relate principally to requests for price adjustments related to customer-caused issues or contracts terminated or canceled at the customer's convenience. Management believes that the resolution of these claims, in the aggregate, will not have a material effect on the consolidated financial condition of the Company.

Note G - Long-term Debt and Credit Lines
----------------------------------------

   On May 17, 1996, the Company entered into a new five-year unsecured $400 million revolving credit facility (Facility) which expires in May 2001. As of May 31, 1997, unused revolving lines of credit totaled $260 million. The Company pays a variable commitment fee, which is currently 1/4 of one percent, on the unused balance. Interest rates are variable, primarily based on LIBOR, and are currently at an average rate of 6.6 percent. The Facility contains various debt restrictions and provisions relating to net worth, interest coverage and debt to earnings before interest, taxes, depreciation and amortization (Debt/EBITDA) ratios. The Company is required to maintain consolidated net worth of at least $23.5 million.

   On May 23, 1997, the Company called for redemption its $115,000,000 8% Convertible Subordinated Debentures Due August 1, 2002 (Debentures), with a redemption date of June 23, 1997. The Debentures are convertible into shares of common stock at a conversion price of $16.065 per share (equivalent to a conversion rate of approximately 62.247 shares of Common Stock per $1,000 principal amount of Debentures) subject to adjustment in certain circumstances. The fair market value of the Debentures was $151 million at May 31, 1997.

   At May 31, 1997, the Company had unsecured, uncommitted lines of credit with several banks for short-term borrowings aggregating $80 million, of which $25 million was outstanding. Borrowings under such lines generally bear interest at money market rates and are payable on demand. The Company also had outstanding letters of credit totaling $18 million at May 31, 1997.

Note H - Contingencies
----------------------

Environmental Matters
---------------------

Sacramento, California

   In June 1989, the United States District Court approved a Partial Consent Decree (Decree) requiring Aerojet to conduct a Remedial Investigation/Feasibility Study (RI/FS) of Aerojet's Sacramento, California site and prepare an RI/FS report on specific environmental conditions present at the site and alternatives available to remedy such conditions. Aerojet also is required to pay for certain government oversight costs associated with compliance with the Decree. During the second quarter of 1997, the State of California expanded surveillance of perchlorate under the RI/FS when this chemical was detected at previously undetectable levels using new testing protocols in water wells near Aerojet's property.

   In September 1993, Aerojet reached a settlement with the U.S. government whereby Aerojet recovered approximately $18 million for costs incurred at the site from July 1989 through November 1992. The settlement also provides that 65 percent of covered costs incurred after November 1992, net of insurance recoveries, will be added to the pricing of government contracts. Aerojet is negotiating with the U.S. government to recover all environmental costs associated with perchlorate as part of the 1993 settlement.

   Aerojet is continuing its efforts under the Decree to determine the nature and extent of contamination at the facility and to identify the technologies that will likely be used to remediate the site. Based on available facts, existing technology and current environmental laws and regulations, Aerojet recorded a net $68 million charge in 1994 to remediate the site. These remediation costs are principally for design, construction and enhancement of groundwater and soil treatment facilities, ongoing project management and regulatory oversight, and are expected to be incurred over a period of approximately 20 years. This estimate will be subject to change as work progresses, additional experience is gained and environmental standards are revised.

----------------------

   At May 31, 1997, Aerojet had a reserve of $194 million for costs to complete the original RI/FS and remediate the site and has recognized $114 million for probable future recoveries under the 1993 settlement agreement with the U.S. government.

   Legal proceedings to obtain reimbursements of environmental costs from insurers are continuing.

Lawrence, Massachusetts

   The Company has studied remediation alternatives for its closed Lawrence, Massachusetts facility, which was contaminated with PCBs, and has begun site remediation and off-site disposal of debris. The Company has a reserve of $31 million for estimated decontamination and long-term operating and maintenance costs of this site. The reserve represents the Company's best estimate for the remaining remediation costs. Estimates of future remediation costs could range as high as $52 million depending on the results of future testing and the ultimate remediation alternatives undertaken at the site. The time frame for remediation is currently estimated to range from 7 to 12 years.

Muskegon, Michigan

   In a lawsuit filed by the U.S. Environmental Protection Agency (EPA), the United States District Court ruled in 1992 that Aerojet and its two inactive Cordova Chemical subsidiaries (Cordova) are liable for remediation of Cordova's Muskegon, Michigan site, along with a former owner/operator PRP of an earlier chemical plant at the site. That decision was appealed to the United States Court of Appeals.

   In May 1997, the United States Court of Appeals for the Sixth Circuit issued an en banc decision reversing Aerojet's and the other PRP's liability under the CERCLA statute. Aerojet and the EPA have until October 1997 to file a petition for certiorari to the United States Supreme Court for its review of the appellate decision. If the petition is not sought or not granted, the case will be remanded to the Federal District Court for fact finding determinations affecting the Cordova Chemical subsidiaries.

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

----------------------

   Aerojet's investigation demonstrated that the principal groundwater contamination is upgradient of Aerojet's property and that only low concentrations of contaminants are present in the soils of Aerojet's presently and historically owned properties. The EPA contends that Aerojet is one of the four largest sources of groundwater contamination at the BPOU of the nineteen PRPs identified by the EPA. Aerojet contests the EPA's position regarding the source of contamination and the number of responsible PRPs. Aerojet has joined a Steering Committee comprised of eleven of the PRPs identified by the EPA.

   The ROD issued by the EPA requires groundwater remediation for the BPOU, estimated to cost $47 million in non-recurring costs and $4 million to $5 million in annual operating expense. Aerojet, as part of the Steering Committee, is participating in an effort to develop an alternative "consensus" plan in which certain water supply entities would integrate the remedial requirements into a water supply project. On May 15, 1997, the EPA sent Special Notice letters (which included a draft Consent Decree and Statement of Work) to the 19 PRPs initiating a 60 day period during which a good faith offer by the PRPs must be submitted. If implemented, the consensus plan will provide federal funding for 25 percent of the nonrecurring costs and additional funding from water supply entities receiving benefit from the project, thus reducing the PRPs' costs.

   The State of California has also detected perchlorate in water wells in Southern California, including the San Gabriel Valley, at previously undetectable levels using the new testing protocols.

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

Other Sites

   The Company is also currently involved, together with other companies, in 28 other Superfund and non-superfund remediation sites. In many instances, the Company's liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company's involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company's experience, interim and final allocations of liability costs are generally made based on relative contributions of waste. Based on the Company's previous experience, its allocated share has frequently been minimal, in many instances less than 1 percent. The Company has reserves of approximately $14 million as of May 31, 1997 which it believes are sufficient to cover its best estimate of its share of the environmental remediation costs at these other sites. Also, the Company is seeking recovery of its costs from its insurers.

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

----------------------

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Material Changes in Financial Condition
---------------------------------------

   Cash flow provided from operating activities for the first six months of fiscal 1997 was $80.2 million as compared to a use of $19.5 million in the first six months of 1996. The increase in cash flow from operating activities reflected receipt of the tax refunds (see Note E - Income Taxes) and a lower seasonal increase in operating working capital.

   For the six month period ended May 31, 1997, $49.4 million was used for investing activities, including the acquisition of Printworld for approximately $46.5 million and capital expenditures of $18.6 million, offset by proceeds of $13.1 million from asset dispositions. This is compared to cash flow of $96.7 million for the six month period ended May 31, 1996 resulting from asset dispositions of $119.5 million from the sales of the Vibration Control and Reinforced Plastics divisions, reduced by capital expenditures of $20.1 million.

   Financing activities in the first six months of 1997 and 1996 primarily reflect a decrease in debt and the payment of dividends.

   At May 31, 1997, GenCorp's total debt was $289 million, down $70 million from the first quarter of 1997 and the lowest level in ten years. Debt decreased primarily due to the receipt of the tax refunds offset by the cash used in the acquisition of Printworld. Interest expense decreased to $6.2 million from $6.6 million in the comparable second quarter period a year ago due to lower average debt levels.

   On May 23, 1997, the Company called for redemption its $115,000,000 8% Convertible Subordinated Debentures Due August 1, 2002 (Debentures), with a redemption date of June 23, 1997. The Debentures are convertible into shares of common stock at a conversion price of $16.065 per share (equivalent to a conversion rate of approximately 62.247 shares of common stock per $1,000 principal amount of Debentures) subject to adjustment in certain circumstances. If all or most of the Debentures are tendered for conversion into common stock, the Company's long-term debt would decrease and shareholders' equity would increase by approximately $115 million.

Material Changes in Results of Operations
-----------------------------------------

   Sales totaled $403.5 million for the second quarter of 1997, an increase of 7 percent as compared to $378.0 million during the second quarter of 1996. The Company's aerospace and defense segment, Aerojet, had significantly improved sales during the quarter. The polymer products segment also posted increased sales, while the automotive segment experienced an expected decline in revenues. For the six months ended May 31, 1997, sales from continuing operations increased 5 percent to $731.5 million as compared to $699.0 million during the first six months of 1996.

   Operating profit improved to $43.4 million for the second quarter of 1997, versus $34.3 million for the second quarter of 1996, an increase of 27 percent. Operating margins increased to 10.8 percent in the second quarter of 1997, compared to 9.1 percent for the second quarter of 1996. For the first six months of 1997, operating profit from continuing operations improved 22 percent to $69.4 million versus $57.1 million for the first half of 1996.

   The Company reported significantly improved net income of $84.1 million, or $2.06 per fully diluted share, for the second quarter of 1997 compared to net income of $14.1 million, or $0.38 per fully diluted share for the second quarter of 1996. Earnings for the second quarter of 1997 included a benefit of $65 million, or $1.57 per share from a tax refund. Excluding the tax refund, earnings for the second quarter of 1997 totaled $0.49 per share versus $0.38 for the second quarter of 1996.

-----------------------------------------

   The Company's net income for the six months ended May 31, 1997 was $95.2 million or $2.36 per fully diluted share, compared to $2.4 million, or $.07 per fully diluted share, for the same period in 1996. The increase was primarily due to the tax refunds received in 1997 and charges the Company took in early 1996 relating to the divestitures of two business units and the Voluntary Early Retirement Incentive Program.

   Second quarter results highlight the positive progress the Company is making in all major areas of performance and marks the sixth quarter of year over year operating margin improvement for continuing businesses. Significant events during the quarter have greatly improved cash flow and the balance sheet. The strategic acquisition of Printworld strengthens Decorative and Building Products' position in the film and printed woodgrain laminate markets, an example of the Company's growth strategy to enter new, but faster growing, related markets. The Company is continuing to strengthen its portfolio of businesses both operationally and strategically, and remains strongly focused on creating greater shareholder value through initiatives that evolve from its two top priorities of operational excellence and value-creating growth.

   Net sales for the polymer products businesses in the second quarter of 1997 increased 4 percent to $160.9 million compared to $154.7 million in the second quarter of 1996. Sales increased in the segment's Decorative and Building Products and Specialty Polymers business units, while Penn Racquet Sports experienced a slight decline. Improved sales in commercial wallcovering, building systems and specialty latices for paper coatings and textiles led the increase. Operating profit for the polymer products businesses increased to $20.9 million for the second quarter of 1997 versus $20.7 million in the second quarter of 1996. Operating margins declined slightly to 13.0 percent in the second quarter of 1997 compared to 13.4 percent in the second quarter of 1996 due to higher PVC resin costs in Decorative and Building Products and slightly lower average selling prices in Specialty Polymers. However, margins rebounded significantly from the 7.6 percent reported in the first quarter of 1997.

   The Decorative and Building Products business unit completed the acquisition of Printworld, a recognized leader in the transfer printing and paper laminate industry. This acquisition expands the Company's product offerings, combining the Company's existing vinyl laminate capabilities with Printworld's faster growing paper laminate products. Within the Specialty Polymers business, the Company continued to gain new customers for its paper, nonwoven and specialty latex applications. Volume increased across all end-uses during the quarter. Penn Racquet Sports signed a worldwide licensing agreement for marketing of the Penn brand name and increased its European market share.

   Automotive sales totaled $96.7 million in the second quarter of 1997 versus $102.2 million in the second quarter of 1996 due to lower unit volume and unfavorable exchange rates in Europe.

   The Company's automotive operations earned $8.7 million for the second quarter of 1997, an increase of 67 percent versus $5.2 million in the second quarter of 1996. Operating profit margins improved to 9.0 percent in the second quarter of 1997, versus 5.1 percent during the same period a year ago. Aggressive actions to reduce costs and boost productivity, along with the absence of expenses related to the divested Automotive Occupant Sensor business drove the profit improvement. For the first six months of 1997, the continuing automotive segment increased operating profit by $5.2 million compared to the first six months of 1996, despite declining sales of 6 percent and the impact of periodic UAW strikes at customer plants.

   Vehicle Sealing was awarded the body seal production for a major Ford truck program with production to begin in late 1997. Automotive operations in Rehburg, Germany achieved QS9000 certification.

-----------------------------------------

   At Aerojet, net sales increased 20 percent to $145.9 million in the second quarter of 1997 versus $121.1 million in the second quarter of 1996. Higher volumes on the Space Based Infrared System (SBIRS), Defense Support Program
(DSP), Joint Tactical Ground Station (JTAGS), Sense and Destroy Armor (SADARM), AMRAAM/Hawk tactical missiles and Custom Chemicals were offset by lower volumes on Titan and Delta.

   Aerojet's operating profit for the second quarter of 1997 was $13.8 million, up 64 percent compared to $8.4 million in the second quarter of 1996. Operating margins during the quarter increased to 9.5 percent from 6.9 percent in the second quarter of 1996 due to favorable contract performance and mix and an $.8 million pretax gain on the sale of Aerojet land in Nevada.

   During the quarter, Aerojet liquid engines performed in two successful Delta II launches and on a Titan II launch of a military weather satellite which carried sensors built by Aerojet. The SADARM program, during test firings of first initial production rounds, exceeded all Army requirements for this smart submunition. Contract awards totaled $141 million during the quarter. At May 31, 1997, Aerojet's contract backlog was $2.0 billion, unchanged from 1996 year-end, but up from $1.0 billion in the second quarter of 1996.

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

   The nature of environmental investigation and cleanup activities often makes it difficult to determine the timing and amount of any estimated future costs that may be required for remedial measures. However, the Company reviews these matters and accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and its proportionate share of the amount can be reasonably estimated. The Company's Condensed Consolidated Balance Sheet at May 31, 1997 reflects accruals of $251 million and amounts recoverable of $123 million from the U.S. government and third parties for such costs.

   The effect of resolution of environmental matters on results of operations cannot be predicted due to the uncertainty concerning both the amount and timing of future expenditures and future results of operations. However, management believes, on the basis of presently available information, that resolution of these matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company. The Company will continue its efforts to mitigate past and future costs through pursuit of claims for insurance coverage and continued investigation of new remediation alternatives and associated technologies. For additional discussion of environmental matters, refer to Note H - Contingencies.

                           Part II. OTHER INFORMATION
                           --------------------------

Item 1. Legal Proceedings
-------------------------

   Information concerning legal proceedings, including proceedings relating to environmental matters, which appears in Note H beginning on page 8 of this report is incorporated herein by reference.

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

   The Complaint filed in state court was removed to Federal court, and consolidated with U.S.D.C., N.D. Ind. 3:96CV0296AS. GenCorp filed a Motion for Summary Judgment and Opposition to Plaintiffs' Motion for Class Certification. On November 26, 1996, the court granted GenCorp's Motion for Summary Judgment on all counts, rendering the class certification issue moot. Plaintiffs have filed a Notice of Appeal to the U.S. Seventh Circuit Court of Appeals. Briefing was scheduled for completion by April 30, 1997. While there can be no certainty regarding the outcome of any litigation, in the opinion of management, after reviewing the information currently available with respect to this matter and consulting with the Company's counsel, any liability which may ultimately be incurred will not materially affect the consolidated financial condition of the Company. The effect of resolution of this matter on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matter.

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

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

a) Exhibits
   --------

   Table
   Exhibit
   Item No.           Exhibit Description                             Number
   --------------------------------------------------------------------------

      10       Material Contracts
               10.(iii)(A) Management contracts, compensatory plans or arrangements

               Form of Restricted Stock Agreement between              10.1
               the Company and Nonemployee Directors
               providing for payment of part of Directors' compensation for service on the Board of Directors in Company Stock

      11       Statement re computation of per share earnings          11

      27       Financial Data Schedule                                 27
               (Filed for EDGAR only)

b) Reports on Form 8-K
   -------------------

   There have been no reports on Form 8-K filed during the quarter ended May 31, 1997.

SIGNATURES
----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GENCORP INC.


Date June 18, 1997                By /s/ D. M. Steuert
     -------------                   --------------------------------
                                     D. M. Steuert
                                     Senior Vice President
                                     and Chief Financial Officer


Date June 18, 1997                By /s/ W. R. Phillips
     -------------                   --------------------------------
                                     W. R. Phillips
                                     Senior Vice President, Law; General Counsel