Form 10-Q
period 1997-08-31
GENCORP INC
filed 1997-09-30
CIK 40888

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended  August 31, 1997           Commission File Number 1-1520
                       ---------------                                  ------

                                  GenCorp Inc.
                               -------------------
             (Exact name of registrant as specified in its charter)

         Ohio                                          34-0244000
------------------------                   ------------------------------------
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

At August 31, 1997, there were 41,100,835 outstanding shares of GenCorp Inc.'s Common Stock, par value $0.10.

GenCorp Inc.

Table of Contents
                                                                                       Page No.
                                                                                       --------
Part I.  Financial Information

     Item 1.    Financial Statements

        Condensed Consolidated Statements of Income -
           Three Months and Nine Months Ended August 31, 1997 and 1996                    -3-

        Condensed Consolidated Balance Sheets -
           August 31, 1997 and November 30, 1996                                          -4-

        Condensed Consolidated Statements of Cash Flows -
           Nine Months Ended August 31, 1997 and 1996                                     -5-

        Notes to the Unaudited Interim Condensed Consolidated
           Financial Statements                                                           -6-

      Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                         -12-

Part II. Other Information

      Item 1.   Legal Proceedings                                                        -15-

      Item 5.   Other Information                                                        -16-

      Item 6.   Exhibits and Reports on Form 8-K                                         -17-

Signatures                                                                               -18-

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                                  GenCorp Inc.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in millions, except per share data)

                                                       Unaudited                   Unaudited
                                                   Three Months Ended          Nine Months Ended
                                                ------------------------    ------------------------
                                                 Aug. 31,      Aug. 31,      Aug. 31,     Aug. 31,
                                                   1997          1996          1997         1996
                                                ----------    ----------    ----------    ----------
NET SALES                                       $    393.5    $    360.9    $  1,125.0    $  1,107.2
                                                ----------    ----------    ----------    ----------
COSTS AND EXPENSES
Cost of products sold                                319.1         290.0         911.4         909.3
Selling, general and administrative                   45.7          38.6         130.8         126.1
Interest expense                                       1.9           6.0          13.8          20.6
Other (income) and expense, net                       (8.3)          (.1)        (12.8)         (3.3)
Unusual items (Note C)                                  --            --            --          24.9
                                                ----------    ----------    ----------    ----------
                                                     358.4         334.5       1,043.2       1,077.6
                                                ----------    ----------    ----------    ----------
INCOME BEFORE INCOME TAXES                            35.1          26.4          81.8          29.6
Income tax (provision) benefit (Note E)              (14.9)        (10.5)         33.6         (11.3)
                                                ----------    ----------    ----------    ----------
NET INCOME                                      $     20.2    $     15.9    $    115.4    $     18.3
                                                ==========    ==========    ==========    ==========
EARNINGS PER SHARE OF COMMON STOCK (NOTE B)
Primary                                         $      .50    $      .47    $     3.16    $      .55
Fully diluted                                   $      .49    $      .42    $     2.83    $      .55

Average number of shares of common stock outstanding (in thousands)

Primary                                             40,263        33,734        36,501        33,622
Fully diluted                                       42,111        40,893        41,825        40,852

Cash dividends paid per share of common stock   $      .15    $      .15    $      .45    $      .45


     The accompanying notes to the unaudited interim condensed consolidated financial statements are an integral part of these statements.

                                  GenCorp Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollars in millions)

                                                                 Unaudited    Audited
                                                                 August 31, November 30,
                                                                    1997        1996
                                                                  --------  ------------
CURRENT ASSETS:
Cash and equivalents                                              $   21.7    $   22.6
Accounts receivable                                                  257.8       206.7
Inventories (Note F)                                                 167.0       158.4
Prepaid expenses and other                                            61.6        64.7
                                                                  --------    --------
TOTAL CURRENT ASSETS                                                 508.1       452.4
                                                                  --------    --------
Recoverable from U.S. government and third
    parties for environmental remediation                            112.9       118.1
Deferred income taxes                                                156.5       156.3
Prepaid pension                                                      112.8       103.5
Investments and other assets                                         102.6        86.8

Property, plant and equipment:
    At cost                                                        1,116.6     1,102.3
    Accumulated depreciation                                        (709.9)     (689.5)
                                                                  --------    --------
       Net property, plant and equipment                             406.7       412.8
                                                                  --------    --------
TOTAL ASSETS                                                      $1,399.6    $1,329.9
                                                                  ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Notes payable                                                     $   47.7    $   42.9
Accounts payable - trade                                              77.5        80.6
Income taxes                                                          27.1        26.6
Other current liabilities                                            226.1       219.6
                                                                  --------    --------
TOTAL CURRENT LIABILITIES                                            378.4       369.7
                                                                  --------    --------
Long-term debt (Note G)                                              124.6       263.2
Postretirement benefits other than pensions                          339.8       346.1
Environmental reserves (Note H)                                      227.3       230.3
Other liabilities                                                     65.5        64.9
Contingencies (Note H)

SHAREHOLDERS' EQUITY
Preference stock - (none outstanding)                                   --          --
Common stock - $0.10 par value; 41.1 million shares outstanding        4.1         3.4
Other capital                                                        142.7        22.2
Retained earnings                                                    122.7        23.5
Currency translation adjustment                                       (5.5)        6.6
                                                                  --------    --------
TOTAL SHAREHOLDERS' EQUITY                                           264.0        55.7
                                                                  --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $1,399.6    $1,329.9
                                                                  ========    ========

     The accompanying notes to the unaudited interim condensed consolidated financial statements are an integral part of these statements.

                                  GenCorp Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)

                                                                     Unaudited
                                                                 Nine Months Ended
                                                                 -----------------
                                                                     August 31,
                                                                   1997      1996
                                                                 -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                        $115.4    $ 18.3
Provision for unusual items                                           --      24.9
Depreciation, amortization and loss on disposal of fixed assets     45.9      51.1
Increase in working capital                                        (51.3)    (83.7)
(Increase) decrease in deferred income taxes                         (.2)      4.7
Other - net                                                           .8     (12.3)
                                                                  ------    ------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          110.6       3.0
                                                                  ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                               (36.4)    (30.3)
Proceeds from asset dispositions                                    14.8     121.1
Acquisitions                                                       (46.5)     (3.5)
Investments and other - net                                         (2.5)    (12.9)
                                                                  ------    ------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                (70.6)     74.4
                                                                  ------    ------
CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term debt incurred                                         4.8      19.6
Long-term debt incurred                                            180.0     360.1
Long-term debt paid                                               (203.6)   (438.1)
Dividends                                                          (16.2)    (14.9)
Other equity transactions                                           (5.9)     (1.2)
                                                                  ------    ------
NET CASH USED IN FINANCING ACTIVITIES                              (40.9)    (74.5)
                                                                  ------    ------
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                      (.9)      2.9
Cash and equivalents at beginning of year                           22.6      17.0
                                                                  ------    ------
Cash and equivalents at end of period                             $ 21.7    $ 19.9
                                                                  ======    ======

Cash paid for interest was $15 million and $24 million for the nine months ended August 31, 1997 and 1996, respectively. Cash paid for income taxes was $64 million and $22 million for the nine months ended August 31, 1997 and 1996, respectively.

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

    All normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the nine months ended August 31, 1997 and 1996, have been reflected. The results of operations for the nine months ended August 31, 1997, are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note B - Net Income Per Share of Common Stock
---------------------------------------------

    In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings per Share" (SFAS 128), which is required to be adopted on November 30, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact would result in a $0.02 per share increase in primary earnings per share for the third quarter ended August 31, 1997 and no change in the primary earnings per share amount reported for the third quarter ended August 31, 1996. The impact of SFAS 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

    Currently, primary earnings per share of common stock are calculated by dividing net income by the weighted average number of common shares outstanding adjusted for the inclusion of stock options and shares to be issued under other stock based compensation programs. For fully diluted earnings per share, net income and shares outstanding have also been adjusted as if the Company's $115,000,000 8% Convertible Subordinated Debentures Due August 1, 2002 had been converted at the beginning of the period. (See Note G for further information regarding the debentures.)

Note C - Unusual Items
----------------------

    During the first nine months of 1996, the Company recognized unusual charges of $25 million. These charges included a provision of $15 million for the Voluntary Early Retirement Incentive Program for eligible employees at the Company's Fairlawn, Ohio headquarters and Corporate Technology Center and a net loss of $10 million on the sale of the Vibration Control and Reinforced Plastics Divisions (see Note D).

Note D - Acquisitions and Divestitures
--------------------------------------

    On May 7, 1997, the Company acquired Printworld from Technographics, Inc. for approximately $47 million in cash. Printworld is a recognized leader in the transfer printing and paper laminate industry. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. The acquisition resulted in goodwill of $26 million which is being amortized over 30 years.

--------------------------------------------------

     On August 23, 1996, the Company purchased the Lytron(R) polystyrene latex plastic pigment business from Morton International for approximately $4 million. Under the agreement, the Company acquired the Lytron(R) brand name, technology, customer base and certain other assets. Lytron(R) plastic pigments are used primarily in paper and paperboard coatings to improve gloss, brightness, opacity and printability performance. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. The acquisition resulted in goodwill of $3 million which is being amortized over 15 years.

    On June 21, 1996, the Company completed the sale of substantially all of the assets and certain liabilities of its Automotive Occupant Sensor (AOS) business to the Robert Bosch Corporation for an aggregate consideration of approximately $3 million paid in cash at the closing and the right to receive certain additional payments based on the performance of the AOS business.

    On March 1, 1996, GenCorp Inc. completed the sale of substantially all of the assets and certain liabilities of its Reinforced Plastics Division to Cambridge Industries, Inc. of Madison Heights, Michigan for an aggregate consideration of approximately $42 million, of which approximately $32 million has been paid in cash and approximately $10 million of which was paid through the retention of receivables. The sale was effective as of February 29, 1996.

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

Note F - Inventories
--------------------

    Inventories are stated at the lower of cost or market value. A portion of the inventories is priced by use of the last-in, first-out (LIFO) method using various dollar value pools. Interim LIFO determinations involve management's judgments of expected year-end inventory levels. Components of inventory are as follows:

                                                         Unaudited    Audited
                                                         August 31,  November 30,
                                                            1997        1996
                                                         ------------------------
    Raw materials and supplies                             $ 42.0       $ 37.4
    Work-in-process                                          10.1          8.8
    Finished products                                        56.7         62.4
                                                           ------       ------
        Approximate replacement cost of LIFO inventories    108.8        108.6
    Reserves, primarily LIFO                                (38.8)       (39.5)
    Long-term contracts at average cost                     195.9        172.0
    Progress payments                                       (98.9)       (82.7)
                                                           ------       ------
                                                           $167.0       $158.4
                                                           ======       ======

Note G - Long-term Debt and Credit Lines
----------------------------------------

    On May 17, 1996, the Company entered into a new five-year unsecured $400 million revolving credit facility (Facility) which expires in May 2001. As of August 31, 1997, unused revolving lines of credit totaled $267 million. The Company pays a variable commitment fee, which is currently 1/4 of one percent, on the unused balance. Interest rates are variable, primarily based on LIBOR, and are currently at an average rate of 6.4 percent. The Facility contains various debt restrictions and provisions relating to net worth, interest coverage and debt to earnings before interest, taxes, depreciation and amortization (Debt/EBITDA) ratios. The Company is required to maintain consolidated net worth of at least $23.5 million.

    During the second quarter of 1997, the Company called for redemption its $115,000,000 8% Convertible Subordinated Debentures Due August 1, 2002 (Debentures). In the third quarter of 1997, substantially all of the Debentures were tendered for conversion into GenCorp common stock at a conversion price of $16.065 per share (equivalent to a conversion rate of approximately 62.247 shares of common stock per $1,000 principal amount of Debentures).

    At August 31, 1997, the Company had unsecured, uncommitted lines of credit with several banks for short-term borrowings aggregating $84 million, of which $44 million was outstanding. Borrowings under such lines generally bear interest at money market rates and are payable on demand. The Company also had outstanding letters of credit totaling $29 million at August 31, 1997.

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

----------------------------------

    At August 31, 1997, Aerojet had a reserve of $193 million for costs to complete the original RI/FS and remediate the site and has recognized $113 million for probable future recoveries under the 1993 settlement agreement with the U.S. government.

    Legal proceedings to obtain reimbursements of environmental costs from insurers are continuing.

Lawrence, Massachusetts

    The Company has studied remediation alternatives for its closed Lawrence, Massachusetts facility, which was contaminated with PCBs, and has begun site remediation and off-site disposal of debris. The Company has a reserve of $29 million for estimated decontamination and long-term operating and maintenance costs of this site. The reserve represents the Company's best estimate for the remaining remediation costs. Estimates of future remediation costs could range as high as $50 million depending on the results of future testing and the ultimate remediation alternatives undertaken at the site. The time frame for remediation is currently estimated to range from 7 to 12 years.

Muskegon, Michigan

    In a lawsuit filed by the U.S. Environmental Protection Agency (EPA), the United States District Court ruled in 1992 that Aerojet and its two inactive Cordova Chemical subsidiaries (Cordova) are liable for remediation of Cordova's Muskegon, Michigan site, along with a former owner/operator potentially responsible party (PRP) of an earlier chemical plant at the site. That decision was appealed to the United States Court of Appeals.

    In May 1997, the United States Court of Appeals for the Sixth Circuit issued an en banc decision reversing Aerojet's and the other PRP's liability under the CERCLA statute. Petitions for certiorari to the United States Supreme Court for its review of the appellate decision have been filed on the behalf of the State of Michigan and the EPA. Depending on the results of these petitions, the case will be remanded to the Federal District Court for further fact finding determinations affecting the Cordova Chemical subsidiaries.

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

San Gabriel Valley Basin, California

    Aerojet, through its Azusa facility, has been named by the U.S. Environmental Protection Agency (EPA) as a potentially responsible party (PRP) in the portion of the San Gabriel Valley Superfund Site known as the Baldwin Park Operable Unit (BPOU). Regulatory action involves issuance of a Record of Decision (ROD) regarding regional groundwater remediation, issuing Aerojet and 18 other PRPs Special Notice letters requiring groundwater remediation and site specific investigation and possible cleanup.

----------------------------------

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

    The ROD and Special Notice letters issued by the EPA require groundwater remediation for the BPOU, estimated to cost $47 million in non-recurring costs and $4 million to $5 million in annual operating expense. Aerojet, as part of the Steering Committee, is participating in an effort to develop an alternative "consensus" plan in which certain water supply entities would integrate the remedial requirements into a water supply project. If implemented, the consensus plan approach would allow the project to be eligible for federal funding for 25 percent of the non-recurring costs and additional funding from water supply entities receiving benefit from the project, thus reducing the PRPs' costs.

    Soon after the EPA issued the Special Notice letter, the State of California also detected perchlorate in water wells in Southern California, including the San Gabriel Valley, at previously undetectable levels using new testing protocols. As the result of the recent finding of perchlorate, the EPA has required investigation for and studies regarding treatability of perchlorate contaminated water. Consequently, the EPA has allowed time extensions until February 1998 for submittal by the PRPs of a good faith offer and negotiation of a consent decree in response to the Special Notice letter. The perchlorate investigations and studies are underway. The final perchlorate cleanup standard (which has not yet been determined) could impact total cleanup cost and implementation of the proposed consensus plan.

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

Other Sites

    The Company is also currently involved, together with other companies, in 28 other Superfund and non-superfund remediation sites. In many instances, the Company's liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company's involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company's experience, interim and final allocations of liability costs are generally made based on relative contributions of waste. Based on the Company's previous experience, its allocated share has frequently been minimal, in many instances less than 1 percent. The Company has reserves of approximately $25 million as of August 31, 1997 which it believes are sufficient to cover its best estimate of its share of the environmental remediation costs at these other sites. Also, the Company is seeking recovery of its costs from its insurers.

----------------------------------

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Condition
---------------------------------------

    Cash flow provided from operating activities for the nine months ended August 31, 1997 was $110.6 million as compared to $3.0 million for the first nine months of 1996. The increase in cash flow from operating activities reflected receipt of the tax refunds (see Note E - Income Taxes) and reimbursement of expenses related to an environmental settlement.

    For the nine month period ended August 31, 1997, $70.6 million was used for investing activities, including the acquisition of Printworld in the second quarter for approximately $46.5 million and capital expenditures of $36.4 million, offset by proceeds of $14.8 million from asset dispositions. This is compared to cash flow provided from investing activities of $74.4 million for the nine month period ended August 31, 1996 resulting from asset dispositions of $121.1 million mostly from the sales of the Vibration Control and Reinforced Plastics divisions, reduced mainly by capital expenditures of $30.3 million.

    Financing activities in the first nine months of 1997 and 1996 primarily reflect a decrease in debt and the payment of dividends.

    During the second quarter of 1997, the Company called for redemption its $115,000,000 8% Convertible Subordinated Debentures Due August 1, 2002 (Debentures). In the third quarter of 1997, nearly 100 percent of the Debentures were tendered for conversion into GenCorp common stock (see Note G - Long-term Debt and Credit Lines).

    At August 31, 1997, GenCorp's total debt was $172 million, down $134 million from November 30, 1996 and the lowest level in over ten years. Interest expense decreased to $1.9 million from $6.0 million in the comparable third quarter in 1996 due to lower average debt levels, and the conversion of the Debentures into common stock. The conversion of the Debentures was also primarily responsible for the $131 million increase in shareholders' equity from $133 million in the second quarter of 1997 to $264 million in the third quarter of 1997.

Material Changes in Results of Operations
-----------------------------------------

    The third quarter results reflect improvements in the Company's sales growth, operating performance and financial condition. At the beginning of the third quarter of 1997 the Company's debt to total capital ratio was 68 percent. With the conversion of the Debentures and profitable operations, the Company's financial position improved with a debt to total capital ratio of 39 percent. This has created greater financial flexibility for the Company to pursue its growth strategies.

    Sales for the third quarter of 1997 totaled $393.5 million, an increase of 9 percent over $360.9 million during the third quarter of 1996. Sales increases were achieved at the Company's aerospace and defense and polymer products segments, while the automotive segment experienced an expected decline in revenues. For the nine months ended August 31, 1997, sales from continuing operations increased 6 percent to $1.12 billion as compared to $1.06 billion during the first nine months of 1996.

-----------------------------------------------------

    Operating profit improved to $38.9 million for the third quarter of 1997, versus $37.2 million for the third quarter of 1996, an increase of 5 percent. Operating margins were 9.9 percent in the third quarter of 1997, compared to
10.3 percent for the third quarter of 1996. For the first nine months of 1997, operating profit from continuing operations has improved 15 percent to $108.3 million versus $94.3 million for the same period of 1996.

    Other income and expense was favorably impacted in the third quarter of 1997 by the collection of a note receivable and interest from a 1996 divestiture and reimbursement of expenses related to an environmental settlement.

    The Company reported improved net income of $20.2 million, or $0.49 per fully diluted share, for the third quarter of 1997 compared to net income of $15.9 million, or $0.42 per share for the third quarter of 1996. Earnings from continuing operations for the third quarter of 1997 totaled $0.44 per share excluding a benefit of $2.3 million, or $0.05 per share from previously discontinued operations.

    The Company's net income for the nine months ended August 31, 1997 was $115.4 million, or $2.83 per fully diluted share, compared to $18.3 million, or $0.55 per share for the same period in 1996. The increase was primarily due to the tax refunds received in the second quarter of 1997 and charges the Company took in early 1996 relating to the divestitures of two business units and the Voluntary Early Retirement Incentive Program.

    Net sales for the polymer products businesses in the third quarter of 1997 increased 10 percent to $161.9 million compared to $147.0 million in the third quarter of 1996. Sales increases in the segment's Decorative & Building Products and Specialty Polymers business units were partially offset by a decline at Penn Racquet Sports. Sales improvements were realized in commercial wallcovering, building systems, specialty latices for paper coatings and textiles, as well as in transfer printing and paper laminates at Printworld, which was acquired in the second quarter of 1997.

    During the quarter, Specialty Polymers' volumes increased at a double-digit rate versus last year and the business unit continued to gain new customers for its paper, nonwoven and specialty latex applications. Decorative & Building Products won initial orders from important customers through coordination of existing vinyl woodgrain laminates with newly acquired Printworld paper laminates. The ability to offer superior color and pattern matches for the Company's customers in these product lines represents a significant market opportunity.

    Operating profit for the polymer products businesses increased to $19.4 million for the third quarter of 1997 versus $18.8 million in the third quarter of 1996. Operating profit for the third quarter of 1997 included reimbursement of expenses related to an environmental settlement, and expenses related to business realignment in Specialty Polymers and Decorative & Building Products. Operating margins declined slightly to 12.0 percent in the third quarter of 1997 compared to 12.8 percent in the third quarter of 1996 due to higher raw material costs in Decorative & Building Products, and slightly lower average selling prices in Specialty Polymers.

    Automotive sales totaled $82.1 million in the third quarter of 1997 versus $93.7 million in the third quarter of 1996 due to timing related to GenCorp launches of new customer programs, customer related strikes and production problems, and lower appliance gasket orders.

    The Company's automotive operations earned $5.6 million for the third quarter of 1997, versus $7.5 million in the third quarter of 1996. Operating profit for the third quarter of 1997 included expenses related to plant consolidation and manpower reductions, and recoveries of environmental expenses. Operating profit for the third quarter of 1996 included $2.6 million from the sale of the segment's Automotive Occupant Sensor business.

-----------------------------------------

    Vehicle Sealing was awarded new contracts from Saturn with production slated to begin in late 1997, and achieved QS9000 quality certification at three additional manufacturing facilities.

    At Aerojet, net sales increased 24 percent to $149.5 million in the third quarter of 1997 versus $120.2 million in the third quarter of 1996. Higher volumes on the Space Based Infrared System (SBIRS), Defense Support Program
(DSP), and Special Sensor Microwave Imager/Sounder (SSMIS) were partially offset by lower volumes on Titan and Joint Tactical Ground Station (JTAGS).

    Aerojet's operating profit for the third quarter of 1997 was $13.9 million, up 28 percent compared to $10.9 million in the third quarter of 1996. Operating margins during the quarter were 9.3 percent, up slightly from last year's 9.1 percent third quarter margins.

    During the quarter, Aerojet's Sense and Destroy Armor (SADARM), the Army's first artillery fire and forget weapon available for use in precision strikes against artillery and other armored targets, successfully performed against offensive and defensive countermeasures during Initial Production Test firing at Fort Greely, Alaska. Aerojet's liquid engines performed in four successful Delta II launches, including missions which placed into orbit Iridium and Air Force GPS satellites. Contract awards totaled $114 million during the quarter. At August 31, 1997, Aerojet's contract backlog was $1.9 billion, up $900 million from the third quarter of 1996.

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

    The nature of environmental investigation and cleanup activities often makes it difficult to determine the timing and amount of any estimated future costs that may be required for remedial measures. However, the Company reviews these matters and accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and its proportionate share of the amount can be reasonably estimated. The Company's Condensed Consolidated Balance Sheet at August 31, 1997 reflects accruals of $258 million and amounts recoverable of $122 million from the U.S. government and third parties for such costs.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

    Information concerning legal proceedings, including proceedings relating to environmental matters, which appears in Note H beginning on page 8 of this report is incorporated herein by reference.

Divine, et al. v. GenCorp Inc.
------------------------------

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

    The Complaint filed in state court was removed to Federal court, and consolidated with U.S.D.C., N.D. Ind. 3:96CV0296AS. GenCorp filed a Motion for Summary Judgment and Opposition to Plaintiffs' Motion for Class Certification. On November 26, 1996, the court granted GenCorp's Motion for Summary Judgment on all counts, rendering the class certification issue moot. Plaintiffs have filed a Notice of Appeal to the U.S. Seventh Circuit Court of Appeals and briefing is complete. Subsequently, the parties negotiated settlement of all issues, pending conditional class certification and court approval. A fairness hearing is currently scheduled for November 26, 1997 and the parties remain optimistic that the conditional settlement will be approved. If settlement is not approved, the case will revert to its active status on appeal.

Santamaria v. Suburban Water Systems
------------------------------------

    On July 29, 1997, another Southern California "toxic tort" lawsuit was filed in the Los Angeles County Superior Court, SANTAMARIA V. SUBURBAN WATER SYSTEMS, Docket No. KC 025995, naming as defendants 19 manufacturing companies, (including Aerojet), and 5 water companies. The complaint was amended to add numerous plaintiffs and another defendant water company on September 2, 1997, but none of the defendants have yet been served in the lawsuit. The several hundred plaintiffs, all of whom reside or resided in the San Gabriel Valley of Los Angeles (SGV), alleged that the defendants placed hazardous chemicals in the soil, groundwater and air in the SGV or provided contaminated well water to the plaintiffs for many years. The causes of action alleged are negligence, wrongful death, strict liability, trespass, nuisance, negligence per se, ultrahazardous activity and fraudulent concealment, and the plaintiffs seek personal injury and property damages in an unspecified amount and punitive damages. They also seek a court order to stop the allegedly tortious activity, but no preliminary injunctive relief is sought. Aerojet has notified its insurers and will vigorously defend this apparently frivolous action.

--------------------------------------

    While there can be no certainty regarding the outcome of any litigation, in the opinion of management, after reviewing the information currently available with respect to the matters discussed above and consulting with the Company's counsel, any liability which may ultimately be incurred will not materially affect the consolidated financial condition of the Company. The effect of resolution of these matters on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matter.

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

Item 5.  Other Information
--------------------------

    On August 14, 1997, the Company announced the appointment of Robert A. Wolfe to the position of President of Aerojet, its aerospace and defense business unit effective September 1, 1997. On September 12, 1997, Mr. Wolfe was elected Vice President of the Company by the Board of Directors.

    Effective September 12, 1997, Steven W. Percy, Chairman and Chief Executive Officer of BP America Inc., was elected a director of the Company, bringing the number of directors to eleven.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

        a) Exhibits
           --------

             Table                                                                               Exhibit
            Item No.                                Exhibit Description                          Number
            --------------------------------------------------------------------------------------------
                10         Material Contracts
                           10.(iii)(A) Management contracts, compensatory
                           plans or arrangements

                           GenCorp Inc. 1997 Stock Option Plan effective
                           March 26, 1997 was filed as Exhibit 4.1 to Form S-8
                           Registration Statement No. 333-35621 dated
                           September 15, 1997 and is incorporated herein by reference. (10 pages)

                           Restricted Stock Agreement between the Company and
                           Steven W. Percy, Nonemployee Director, providing for payment of 600 shares of restricted common stock as part of Director's compensation for service on the Board of Directors in Company Stock; the Form of
                           Restricted Stock Agreement between the Company and
                           Nonemployee Directors was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended May 31, 1997 (File No. 1-1520), and is incorporated herein by reference. (3 pages)

                11         Statement re computation of per share earnings                            11

                27         Financial Data Schedule                                                   27
                           (Filed for EDGAR only)

        b) Reports on Form 8-K
           -------------------

            There have been no reports on Form 8-K filed during the quarter ended August 31, 1997.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GENCORP INC.
Date     September 29, 1997           By      /s/ D. M. Steuert
       ------------------------------     ---------------------
                                          D. M. Steuert
                                          Senior Vice President and Chief Financial Officer

Date     September 29, 1997           By      /s/ W. R. Phillips
       ------------------------------     ----------------------
                                          W. R. Phillips
                                          Senior Vice President, Law; General Counsel