Form 10-K405
period 1997-11-30
GENCORP INC
filed 1998-02-18
CIK 40888

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 1997        Commission File Number l-1520

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

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
--------------------------------------------------------------------------------------------
    Common Stock, par value 10c per share                  New York and Chicago

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 2, 1998, was $1,028,278,840.

     As of January 31, 1998, there were 41,334,149 outstanding shares of the Company's Common Stock, 10c par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1998 Proxy Statement of GenCorp Inc. are incorporated into
Part III of this Report.

================================================================================

                                  GENCORP INC.

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1997

                               TABLE OF CONTENTS

   ITEM
  NUMBER                                                                                 PAGE
  ------                                                                                 ----
                                              PART I

     1     Business....................................................................     1
     2     Properties..................................................................     4
     3     Legal Proceedings...........................................................     5
     4     Submission of Matters to a Vote of Security Holders.........................     6
           Executive Officers of the Registrant........................................     6

                                             PART II

     5     Market for Registrant's Common Equity and Related Stockholder Matters.......     8
     6     Selected Financial Data.....................................................     8
     7     Management's Discussion and Analysis of Financial Condition and Results of
             Operations................................................................     8
     8     Consolidated Financial Statements and Supplementary Data....................    13
     9     Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure................................................................    13

                                             PART III

    10     Directors and Executive Officers of the Registrant..........................    38
    11     Executive Compensation......................................................    38
    12     Security Ownership of Certain Beneficial Owners and Management..............    38
    13     Certain Relationships and Related Transactions..............................    38

                                             PART IV

    14     Exhibits, Financial Statement Schedules and Reports on Form 8-K.............    38
           Signatures..................................................................    39
           Index to Financial Statements and Financial Statement Schedules.............  GC-1
           Exhibit Index...............................................................     i

                                     PART I

ITEM 1.  BUSINESS

     GenCorp Inc. (hereinafter the "Company" or "GenCorp") was incorporated in Ohio in 1915 as The General Tire & Rubber Company. The Company's operations are grouped into three business segments: its automotive business, its polymer products businesses and its aerospace and defense business, Aerojet-General Corporation ("Aerojet"). The automotive segment produces highly engineered extruded and molded rubber products and plastic extrusions. The polymer products segment produces diverse products including vinyl-coated fabrics, vinyl woodgrain and paper laminates, plastic films, decorative wallcoverings, single-ply roofing systems, tennis balls and racquetballs and styrene/butadiene based specialty latices. The aerospace and defense segment manufactures liquid and solid rocket propulsion systems, defense electronics and custom chemicals. As of November 30, 1997, the Company employed approximately 9,460 persons. (Financial information relating to the Company's business segments appears on pages 32 through 34 of this report.)

     The Company and its businesses utilize the GenCorp Technology Center in Akron, Ohio to support priorities of operational excellence and value-creating growth by developing new products and improving existing products and processes. The Center has a key role in the Company's technical activity and supports research and development efforts across the Company. The Technology Center teams with the business units to create new high impact technology that enables new business opportunities through leveraging core competencies in cross-cutting application disciplines such as: (i) adhesives, coatings and printing inks; (ii) graphics and information technology; and (iii) materials selection, substitution and fabrication. A number of design and development centers at the segments focus on specific areas of the businesses and each plant has dedicated engineering services. (Information relating to research and development expense is set forth in Note E on page 21 of this report.)

     The Company licenses technology and owns patents, which expire at various times, relating to its businesses. The loss or expiration of any one or more of them would not materially affect the business of the Company or any of its segments. Important trademarks of the Company are registered in its major marketing areas.

     Although GenCorp's business is not seasonal in the traditional sense, aerospace and defense revenues and earnings have tended to concentrate to some degree in the fourth quarter of each year reflecting delivery schedules associated with that segment's mix of contracts. Automotive revenues and earnings have tended to concentrate to some degree in the second and fourth quarters of the Company's fiscal year, generally as a consequence of seasonality in the automotive industry's build schedules and in response to customers' preparation for annual model changes.

     Compliance with laws and regulations relating to the discharge of materials into the environment or the protection of the environment continues to affect many of the Company's operating facilities. A discussion of capital and noncapital environmental expenditures incurred in 1997 and forecasted for 1998 and 1999 for environmental compliance is included under the heading Environmental Matters on page 12 of this report. Environmental matters discussed on page 12 and in Note R beginning on page 29 of this report are incorporated herein by reference.

AUTOMOTIVE

     Revenues from the Company's automotive Vehicle Sealing business are principally derived from the development, manufacture and sale of highly engineered extruded and molded rubber products for vehicle bodies and window sealing for the original equipment automotive market.

     The Vehicle Sealing business unit is a leading producer in North America of sealing systems and components that prevent air, moisture and noise from penetrating vehicle windows, doors and other openings. This unit supplies products to the major domestic automotive companies for use in a wide variety of vehicles including the General Motors full-size pickup truck, the Suburban, Tahoe and Yukon, the small pickup truck, Blazer and Jimmy, the General Motors Achieva, GrandAm and Skylark, the Ford Ranger small pickup, the Ford Explorer and the Mercedes-Benz All-Activity Vehicle. The international presence for Vehicle Sealing continues to expand through its German subsidiary, HENNIGES, which produces high quality vehicle sealing systems, encapsulated glass and molded rubber parts for major European customers including Volkswagen, Opel, BMW, Audi and Mercedes-Benz. The Vehicle Sealing business unit also manages a thermoplastics extrusion business which is a producer of gaskets, seals and trim for the appliance and automotive industries.

     Automotive products are sold directly to Original Equipment Manufacturer
(OEM) customers or their suppliers. Automotive customers include the major domestic automobile manufacturers, the loss of one or more of which would have a material adverse effect on this segment. Sales to General Motors in 1997 were at least ten percent of the Company's net sales.

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

     Within the polymer products segment, Decorative & Building Products' six businesses include: (i) wallcovering (commercial and residential); (ii) coated fabrics; (iii) decorative laminates; (iv) films; (v) heat transfer papers; and
(vi) building systems. In May 1997, the Company acquired Printworld from Technographics, Inc. Printworld is a recognized leader in the paper laminate industry and is also well known for its heat transfer printing process. The Decorative & Building Products business unit is a major supplier of vinyl coated fabrics for indoor and outdoor home furnishings and marine applications and for a variety of other industrial and commercial industries. It is also a leading supplier of coordinated vinyl and paper woodgrain laminates for furniture cabinets and consumer electronics, transfer printing laminates used to decorate apparel and home furnishings and double-polished clear vinyl films for the office products and stationery markets. Decorative and engineered thermoplastic films for use in furniture, ceiling tiles, and other industrial applications are also produced and marketed. In addition, the production of single-ply membrane systems for a wide range of commercial roofing applications is a growing part of this business unit. Decorative & Building Products also offers a full line of brand name commercial wallcoverings for new construction and refurbishment, as well as residential wallcoverings for home applications.

     Manufacturing for Decorative & Building Products is done in four locations:
Auburn, Pennsylvania; Columbus, Mississippi; Jeanette, Pennsylvania; and Monroe, North Carolina. These highly efficient manufacturing operations include compounding, calendering, lamination, decorative printing, embossing and coating.

     Specialty Polymers is another key business unit within the polymer products segment, producing and marketing a comprehensive line of specialty latices used as coatings for paper, as binding agents for carpets and nonwoven fabrics and as tire cord adhesives. Specialty Polymers also produces in-mold coatings for automotive, truck and marine industries. In 1997, production capacity expansion at the Mogadore, Ohio facility was completed and in the fourth quarter of 1997 Specialty Polymers set records for product volume and installed a new high speed advanced pilot coater.

     Penn Racquet Sports is a leading manufacturer of tennis balls and racquetballs. Tennis and racquetball accessories are purchased for resale under Penn trademarks. The Company also licenses the Penn trademark for use in production of a variety of sportswear and other products for sale worldwide.

     Methods of distribution utilized by units within the polymer products business segment vary widely depending on the nature of the products and the industry or market served, with products being sold either directly or through distributors. Penn products are marketed worldwide. The Company has agreements with subsidiaries of Head Sport AG to distribute Penn(R) tennis balls in France, Italy, Germany, Austria and Switzerland. In addition, the Company has an exclusive agreement with Babolat S. A. France to distribute racquet strings, professional stringing equipment and related accessories into the U.S. market.

     Competition based upon price, quality, service, technology and reputation is intense with respect to virtually all products marketed by this segment and, to a substantial degree, upon design and styling in the wallcovering and most other coated fabrics and plastic film products. The Company believes that it continues to be a major competitor in the markets served by this segment, and that the raw materials required are generally available. To date, the Company has been successful in mitigating the effects of higher raw material costs through productivity improvements, operating cost reductions and product pricing. Raw material costs are very sensitive to, and dependent on, worldwide demand.

AEROSPACE AND DEFENSE

     Aerojet plays a leading role in the development and production of electronic sensor and surveillance systems, and smart munitions, as well as solid and liquid rocket propulsion systems and related defense products and services. The segment also operates a custom chemicals business, supplying special intermediates and bulk pharmaceuticals to commercial and government customers.

     Aerojet concentrates on obtaining contracts that provide a balance between technology development and long-term production.

     Aerospace and defense programs include liquid and solid propulsion systems for Titan, Minuteman, HAWK and Delta. Aerojet is also the prime contractor for the Army's Sense and Destroy Armor (SADARM) program. In November 1996 Aerojet, as part of the Lockheed Martin team, received a multi-year cost plus award fee contract for the Space-Based Infrared System (SBIRS) the segment's largest program. Aerojet's share of the work, with potential revenue of approximately $780 million, runs through the year 2006. Aerojet also received the five year follow-on contract worth approximately $265 million for consolidation of the Defense Support Program (DSP) post-production activity. SBIRS is scheduled to replace DSP around the year 2002 as the United States Air Force's next generation early warning and tracking system. Propulsion contracts renewed in 1996 include extension of Titan services through the year 2003 and follow-on Delta engines and services through the year 2005.

     Aerojet believes that current activity as a key partner on SBIRS and expertise in space surveillance and as the prime contractor for the Sense and Destroy Armor (SADARM) smart munitions program will enable it to continue to participate in future follow-on contracts and awards for related programs. Most of the sales of this business are made directly or indirectly to agencies of the United States government pursuant to contracts or subcontracts which are subject to termination for convenience (with compensation) by the government in accordance with Federal Acquisition Regulations.

     Aerojet's direct and indirect sales to the United States government and its agencies (principally the Department of Defense) were approximately $516 million in 1997, $465 million in 1996 and $490 million in 1995. Competition based upon price, technology, quality and service is intense for all products and services in this business segment and has increased with the decline in the national defense budget and the continuing consolidation of the industry. There are several other major companies with the technology and capacity to produce most of the products manufactured and sold by Aerojet, and in some areas, the government has its own manufacturing capabilities. Aerojet believes it remains competitive in its markets.

     Backlog in the aerospace and defense businesses is commonplace and significant. Aerojet's contract backlog was approximately $1.9 billion at November 30, 1997, compared to $2.0 billion at November 30, 1996. Funded backlog, which includes only the amount of those contracts for which money has been authorized by Congress, totaled approximately $0.7 billion at November 30, 1997, compared with approximately $0.6 billion at November 30, 1996. Raw materials required by this segment are generally in adequate supply.

ITEM 2.  PROPERTIES

     Significant operating, manufacturing, research, design and/or marketing facilities of the Company and its businesses are set forth below.

FACILITIES

CORPORATE HEADQUARTERS

GenCorp Inc.                             *GenCorp Overseas Inc.
175 Ghent Road                           52 Telok Blangah Road
Fairlawn, Ohio 44333-3300                #02-04 Telok Blangah House
330/869-4200                             Singapore 0409
                                         (65) 275-5001

GenCorp Technology Center
2990 Gilchrist Road
Akron, OH 44305-4489
330/794-6300

MANUFACTURING/RESEARCH/DESIGN/MARKETING LOCATIONS

AEROSPACE AND DEFENSE

Aerojet                                  Design/Manufacturing               Marketing/Sales Offices:
P.O. Box 13222                           Facilities:                        *Colorado Springs, CO
Sacramento, CA 95813-6000                Azusa, CA                          *Huntsville, AL
916/355-1000                             Jonesborough, TN                   *Los Angeles, CA
                                         Sacramento, CA                     *Mt. Arlington, NJ
                                         *Socorro, NM                       *Orlando, FL
                                                                            *Washington, DC

* * * * * * * * * *

AUTOMOTIVE

Vehicle Sealing                          Manufacturing Facilities:          Sales/Marketing/Design
7221 Engle Road, Suite 240               Batesville, AR                     and Engineering Facilities:
Fort Wayne, IN 46804-2233                *Berger, MO                        Farmington Hills, MI
219/434-9700                             *Evansville, IN                    Wabash, IN
                                         Fort Smith, AR
                                         Marion, IN
                                         Wabash, IN
                                         Welland, Ontario, Canada
                                         HENNIGES, Rehburg,
                                           Germany and Ballina,
                                           Ireland

* * * * * * * * * *

POLYMER PRODUCTS

Decorative & Building Products           Manufacturing Facilities:          Sales/Marketing/Design/Distribution
175 Ghent Road                           Auburn, PA                         Facilities:
Fairlawn, OH 44333-3300                  Columbus, MS                       *Charlotte, NC
330/869-4380                             Jeannette, PA                      *Hackensack, NJ
                                         Monroe, NC                         *Maumee, OH
                                                                            *New York, NY
                                                                            *Paris, France
                                                                            *Pine Brook, NJ
                                                                            Salem, NH

Penn Racquet Sports                      Sales/Manufacturing Facilities:
306 South 45th Avenue                    Phoenix, AZ
Phoenix, AZ 85043                        Mullingar, Ireland
602/269-1492                             *Nurnberg, Germany

Specialty Polymers                       Sales/Manufacturing/Distribution Facilities:
165 S. Cleveland Avenue                  *Dalton, GA
Mogadore, OH 44260-1593                  Green Bay, WI
330/628/6550                             Mogadore, OH

---------------

* An asterisk next to a facility listed above indicates that it is a leased property.

     In addition, the Company and its businesses own and lease properties (primarily machinery, warehouse and office facilities) in various regions of the country for use in the ordinary course of its business. Data appearing in Note Q on page 29 of this report with respect to leased properties is incorporated herein by reference.

     During 1997 the Company generally made effective use of its productive capacity. The Company believes that the quality and productive capacity of its properties are sufficient to maintain the Company's competitive position.

ITEM 3.  LEGAL PROCEEDINGS

     Information concerning legal proceedings, including proceedings relating to environmental matters, which appears in Note R beginning on page 29 of this report is incorporated herein by reference.

  Santamaria v. Suburban Water Systems

     On July 2, 1997, a "toxic tort" lawsuit was filed in the Los Angeles County Superior Court, Santamaria v. Suburban Water Systems, Docket No. KC 025995, naming as defendants 19 manufacturing companies, (including Aerojet), and 5 water companies. The complaint was subsequently amended to add additional plaintiffs and two additional defendant public water companies and has been served on the private water companies but not on the industrial PRPs. On January 15, 1998, the plaintiffs represented to the Court that Aerojet and the other manufacturing defendants would be served within the next sixty days. The several hundred plaintiffs, all of whom reside or resided in the San Gabriel Valley of Los Angeles (SGV), alleged that the defendants placed hazardous chemicals in the soil, groundwater and air in the SGV and provided contaminated well water to the plaintiffs for many years. The causes of action alleged are negligence, wrongful death, strict liability, trespass, nuisance, negligence per se, ultrahazardous activity and fraudulent concealment, and the plaintiffs seek personal injury and property damages in an unspecified amount and punitive damages. They also seek a court order to stop the allegedly tortious activity, but no preliminary injunctive relief is sought. Aerojet has notified its insurers and will vigorously defend this action.

  Allen, et al. v Aerojet, MDC, Southern California Water Company, et al.

     On December 8, 1997 a similar but unrelated "toxic tort" complaint was filed in Sacramento Superior Court. The plaintiffs seek compensation for damages for alleged personal injuries and property damages related to exposure to groundwater contamination in eastern Sacramento County, California. Aerojet was served on January 14, 1998 and will vigorously defend this matter. In addition to Aerojet, McDonnell-Douglas Corporation and two Sacramento water purveyors are defendants. Aerojet has also notified its insurers of this action.

  In re: Proposition 65 Notices

     Aerojet was served in November and December, 1997 with charges from two private groups alleging that it has released chemicals into air and groundwater near its Sacramento facility without filing sufficiently detailed public notifications as required by California's Proposition 65. Following collection and review of all of its Proposition 65 records, air release reports and groundwater reports, Aerojet believes it is in compliance with Proposition 65 and has so advised the California Attorney General's office. While compliance with Proposition 65 is a defense, private litigation may still be filed, and Aerojet's insurance carriers have been notified of these claims.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended November 30, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is given as of January 31, 1998, and except as otherwise indicated, each individual has held the same office during the preceding five-year period.

     John B. Yasinsky, age 58: Chairman of the Board (since March 1995), Chief Executive Officer and President (since July 1994); formerly President and Chief Operating Officer (since November 1993); previously Group President of Westinghouse Electric Corporation (since February 1993), President, Westinghouse Power Systems (from 1990 to 1993), Executive Vice President, Westinghouse, World Resources and Technology (from 1989 to 1990), and Executive Vice President, Westinghouse International (from 1987 to 1989).

     Edward R. Dye, age 56: Secretary (since September 1988) and Assistant General Counsel (since January 1987); formerly Assistant Secretary (from November 1986 until September 1988), Associate General Counsel (from September 1985 until January 1987) and Counsel prior to September 1985.

     Samuel W. Harmon, age 47: Senior Vice President, Human Resources (since February 1996); previously Vice President, Human Resources (from October 1995 until February 1996); formerly Vice President, Human Resources, AlliedSignal, Inc. for its European operations (since 1995) and for its Automotive Sector (from 1993 to 1995), and Group Director for the Heavy Duty Brake Division (from 1990 to 1993).

     Michael E. Hicks, age 39: Treasurer (since September 1994); formerly Director, Treasury for the Company (since 1989) and Manager, Cash and Banking (from 1988 to 1989).

     James K. Lambert, age 47: Senior Vice President, Operations and Total Quality (since March 1996); formerly Vice President, Worldwide Manufacturing, AlliedSignal Automotive (since 1995), Vice President, Lean Manufacturing-Truck Brake Systems, North American Operations (from 1991 to 1995) and Director of European Operations, Bristol, England (from 1987 to 1991).

     Nathaniel J. Mass, age 47: Senior Vice President, Strategic Growth (since June 1996); formerly Partner and Director of the Business Dynamics Center, McKinsey and Company (from 1994 to June 1996); Chief Executive Officer, Light Sciences Inc. (from 1991 to 1993) and Director of Worldwide Strategic Planning, Exxon Chemical Company (from 1988 to 1991).

     Kevin M. McMullen, age 37: Vice President of the Company and President, Decorative & Building Products Business Unit (since September 1996); previously General Manager, General Electric Corporation's Lighting Division (since 1991) and Senior Engagement Manager, McKinsey and Company (from 1985 to 1991).

     William R. Phillips, age 55: Senior Vice President, Law; General Counsel (since September 1996); previously Vice President, Law of Aerojet (since 1990) and General Counsel, Group Counsel and Manager Legal Operations, General Electric Aircraft Engines (from 1986 to 1989).

     Wayne A. Smith, age 50: Vice President of the Company (since August 1994), also President of the Company's Vehicle Sealing Business Unit (since 1991); formerly General Manager of the Company's Welland, Ontario vehicle sealing plant (from 1986 to 1991) and Vice President-manufacturing (from 1985 to 1986).

     D. Michael Steuert, age 49: Senior Vice President and Chief Financial Officer (since August 1994); formerly Vice President and Chief Financial Officer (since June 1990) and Treasurer (since May 1986), previously Vice
President -- Finance and Planning (from May 1987 to June 1990) and Treasurer.

     Gregg R. Weida, age 50: Vice President of the Company (since August 1994), also President of Penn Racquet Sports Business Unit (since 1991); formerly President of the Company's Plastic Films Division (from 1987 to 1991) and General Manager of the rigid plastics business (from 1986 to 1987).

     Robert A. Wolfe, age 59: Vice President of the Company and President of Aerojet (since September 1, 1997); formerly Executive Vice President of the Pratt & Whitney Group, a division of United Technologies (during 1997); President, Pratt & Whitney Aircraft's Large Commercial Engines business (from 1994 until 1997) and Senior Vice President, Pratt & Whitney's Commercial Engine Management for Latin and North America (from 1992 to 1994).

     Rosemary B.Younts, age 42: Senior Vice President, Communications (since February 1996); previously Vice President, Communications (since January 1995), Director of Communications (from 1993 to 1995) and various communications positions with Aerojet (from 1984 to 1993).

     Marvin W. Zima, age 60: Vice President of the Company (since August 1994), also President of the Company's Specialty Polymers Business Unit (since 1991); formerly President and Chief Executive Officer of Uniroyal Engineered Products (from 1987 to 1991) and various other management positions with Uniroyal (from 1982 to 1987).

     The Company's executive officers generally hold terms of office of one year and/or until their successors are elected.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed on the New York and Chicago Stock Exchanges. At December 31, 1997, there were approximately 13,100 holders of record of the Company's common stock. During 1997, 1996 and 1995, the Company paid quarterly cash dividends on common stock of $.15 per share. Information regarding the high and low quarterly sales prices of common stock for the past two years is contained in the Quarterly Financial Data (Unaudited) which appears on page 35 of this report and is incorporated herein by reference.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This annual report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and/or assumptions underlying or judgments concerning matters discussed in this document. These discussions and any other discussions contained in this annual report, except to the extent that they contain historical facts, are forward-looking and accordingly involve estimates, assumptions, judgments and uncertainties. In addition to certain contingency matters and their respective cautionary statements discussed elsewhere in this annual report, the forward-looking information section on page 13 indicates some important factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements.

     Total sales for GenCorp in 1997 increased 3 percent to $1.57 billion from $1.52 billion in 1996. Total segment operating profit increased to $152 million in 1997 from $120 million in 1996, a 27 percent improvement. Net income, including a 1997 and 1996 tax settlement of $67 million and $16 million, respectively, increased to $137 million in 1997 compared to $42 million in 1996. Fully diluted earnings per share were $3.36 in 1997 and $1.15 in 1996.

     For continuing businesses, sales for 1997 increased 7 percent to $1.57 billion from $1.47 billion, while segment operating profit, excluding unusual items, increased 9 percent to $152 million from $139 million. Continuing businesses' net income before tax settlements and unusual items increased 26 percent to $68 million in 1997, compared to $54 million in 1996. On a similar basis, fully diluted earnings per share improved to $1.70 in 1997 compared to $1.44 in 1996.

     Interest expense in 1997 decreased to $16 million compared to $27 million in 1996. The decrease was due primarily to the conversion of $115 million in debentures, a lower average level of debt outstanding throughout the year and lower average interest rates.

     The Company recorded net corporate other expense of $1 million in 1997 as compared to $7 million in 1996. The $6 million improvement was primarily due to the absence of costs associated with divested business units and environmental matters.

FINANCIAL RESOURCES AND CAPITAL SPENDING

     Cash flow provided from operating activities for fiscal 1997 was $169 million compared to $59 million in 1996 and $83 million in 1995. The increase in cash flow from operating activities for 1997 primarily reflects the receipt of a federal income tax settlement (see Note F -- Income Taxes) and reimbursement of expenses related to an environmental settlement. The decrease in 1996 was primarily due to tax payments for divested business units, an increase in government contract inventories, payment of a discontinued business lawsuit settlement and expenditures related to environmental matters and restructuring and early retirement programs. The decrease in 1996 was partially offset by a federal income tax settlement.

     For fiscal 1997, $79 million was used for investing activities, including the acquisition of Printworld in the second quarter for $47 million and capital expenditures of $58 million, offset by proceeds of $26 million from asset dispositions. This is compared to cash flow provided from investing activities of $65 million for fiscal 1996 resulting from asset dispositions of $125 million mostly from the sales of the Vibration Control and Reinforced Plastics business units, partially offset by capital expenditures of $47 million.

     During the second quarter of 1997, the Company called its $115,000,000 8% Convertible Subordinated Debentures Due August 1, 2002 (Debentures) for redemption. In the third quarter of 1997, nearly 100 percent of the Debentures were tendered for conversion into GenCorp common stock (see Note L -- Long-term Debt and Credit Lines).

     Financing activities in 1997, 1996 and 1995 primarily reflect a decrease in debt and the payment of dividends. At November 30, 1997, the Company's total debt was $109 million compared to $306 million at the end of 1996. The decrease in debt resulted from the conversion of the Debentures, the collection of a tax settlement and improved operating performance. The decrease in debt in 1996 was primarily due to divestiture proceeds and a tax settlement.

     Other income and expense as disclosed in the Company's Consolidated Statement of Income was favorably impacted in fiscal 1997 by the collection of a note receivable and interest from a 1996 divestiture and reimbursement of expenses related to an environmental settlement.

     Capital expenditures were made and are planned principally for capacity expansion and asset replacement, cost reduction, safety and productivity improvements and environmental protection. Capital expenditures totaled $58 million in 1997, $47 million in 1996 and $63 million in 1995. The Company's total capital expenditures in 1998 are currently projected at about $90 million. The increase in the capital expenditure program is for support of Aerojet's Space-Based Infrared System (SBIRS) and Search and Destroy Armor (SADARM) programs and the Custom Chemicals product line, program launches for automotive, enhanced printer and coater capabilities within the Decorative & Building Products business unit and for the pilot plant renovation of the Specialty Polymers business unit.

     Management believes that funds generated from operations and existing borrowing capacity are adequate to finance planned capital expenditures, company-sponsored research and development programs and dividend payments to shareholders.

UNUSUAL ITEMS

     During 1996, the Company recognized net unusual charges of $42 million. These charges included a provision of $15 million for the Voluntary Early Retirement Incentive Program for eligible employees at the Company's Fairlawn, Ohio headquarters and GenCorp Technology Center, the net loss on the sale of divested businesses of $10 million (see Note D -- Acquisitions and Divestitures), a provision for environmental remediation costs associated with the Company's Lawrence, Massachusetts facility of $8 million (see Note R -- Contingencies), a restructuring charge of $3 million for the Company's Vehicle Sealing business unit, a charge of $2 million to reduce fixed assets to net realizable value and a provision of $4 million for pension and other related matters.

ACQUISITIONS AND DIVESTITURES

     On May 7, 1997, the Company acquired certain net assets of Printworld from Technographics, Inc. for $47 million in cash. Printworld is a recognized leader in the transfer printing and paper laminate industry. The acquisition was accounted for as a purchase and resulted in goodwill of $27 million which is being amortized over 30 years.

     In November 1996, the Company completed the sale of its structural urethane adhesives business to Ashland Inc. The Company purchased the Lytron(R) polystyrene latex plastic pigment business from Morton International in August 1996. Lytron(R) plastic pigments are used primarily in paper and paperboard coatings to improve gloss, brightness, opacity and printability performance. The Company's Automotive Occupant Sensor (AOS) business was sold to the Robert Bosch Corporation in June 1996. In March 1996, the Company sold its Reinforced Plastics business unit to Cambridge Industries, Inc. and the Company sold its Vibration Control business unit to BTR Antivibration Systems, Inc., a subsidiary of BTR plc., in February 1996.

     On January 14, 1998, the Company announced that an agreement in principle had been reached with The Goodyear Tire & Rubber Company to acquire Goodyear's Chemical Products Calhoun, Georgia latex manufacturing facility.

AEROSPACE AND DEFENSE

     Sales in 1997 for Aerojet were $584 million, an increase of 18 percent from 1996 sales of $494 million. The increase was due to higher volume in the SBIRS, Special Sensor Microwave Imager/Sounder (SSMIS), SADARM, Advanced Medium Range Air to Air Missile (AMRAAM) and HAWK tactical missile programs and the Custom Chemicals product line. The increase was partially offset by lower volume in the Titan, Standard Missile and Satellite Readout Station Upgrade (SRSU) programs.

     Aerojet's segment operating profit in 1997 was $55 million, an increase of 31 percent compared to $42 million in 1996. The increase primarily was due to higher sales volume and improved contract performance. Aerojet's operating margin improved to 9.4 percent in 1997 from 8.5 percent in 1996.

     Contract backlog for Aerojet was $1.9 billion at the end of 1997, compared to $2.0 billion at the end of 1996 and $0.9 billion in 1995. Funded backlog, which includes only the amount of those contracts for which money has been directly authorized by Congress, totaled $0.7 billion at the end of 1997 compared to $0.6 billion at the end of 1996 and $0.5 billion in 1995. The Company anticipates that approximately $0.5 billion of the 1997 funded backlog will be filled during 1998.

Outlook

     Aerojet's contract base has remained stable as the overall business climate has improved. Significant long-term contract awards received in 1997 and 1996 will favorably affect all major product areas in 1998 and beyond and will help sustain sales growth. Contract backlog remains at a healthy level.

1996 Results

     Sales in 1996 were $494 million, a decrease of 5 percent from 1995 sales of $520 million. The decrease was due to lower volume in the Titan and Standard Missile propulsion programs and the Tube-Fired Optically Tracked Wire (TOW 2B) warhead program. Also included in 1995 sales was the final settlement of the Small ICBM contract. The decline was partially offset by increased activity in the Advanced Meteorological Sounding Unit (AMSU), SBIRS and Minuteman programs and in the Custom Chemicals product line.

     Segment operating profit in 1996 was $42 million, an increase of 40 percent compared to $30 million in 1995. The increase was due to improved contract performance and lower health care costs.

AUTOMOTIVE

     Sales for the continuing automotive business segment, the Company's Vehicle Sealing business unit, totaled $369 million in 1997 compared to $400 million in 1996. The sales decrease of 8 percent was due primarily to the reduction in volume on several key automotive platforms and lower volume and competitive pricing pressure in the refrigerator gasket business. During the year, the Vehicle Sealing business unit had successful launches for products on the Mercedes AAV, Ford F-Series truck and Honda Accord. Vehicle Sealing was also awarded two new Saturn programs during the year. All Vehicle Sealing facilities are now QS-9000 certified.

     Segment operating profit for the continuing automotive business in 1997 was $29 million, an increase of 16 percent, compared to $25 million in 1996. The improvement was due primarily to cost reduction initiatives and improved profit margins on product lines for the Vehicle Sealing business unit. Automotive's operating margin for continuing businesses improved to 7.9 percent in 1997 from
6.3 percent in 1996.

Outlook

     In 1998, the automotive segment will launch 13 new programs, which should increase sales volumes while segment operating profit should be favorably affected by cost saving initiatives.

1996 Results

     Sales for the continuing automotive business segment totaled $400 million for 1996 compared to $410 million in 1995. Segment operating profit for the continuing automotive business segment was $25 million in 1996 compared to $23 million in 1995. Sales and operating profit were adversely affected by the General Motors strikes and lower volume and competitive pricing pressure for the refrigerator gasket business.

POLYMER PRODUCTS

     Sales increased 7 percent to $615 million in 1997 from $573 million in 1996. The improvement was primarily due to volume increases across paper coating and Lytron(R) product lines at Specialty Polymers, as well as volume growth in the commercial wallcovering and roofing product lines, and the Printworld acquisition at Decorative & Building Products. This increase was partially offset by sales declines in the residential wallcovering and plastic film lines at Decorative & Building Products.

     Segment operating profit in 1997 was $68 million compared to $72 million in 1996 excluding unusual items. Similarly, polymer products' operating margin declined to 11.1 percent from 12.6 percent. The decrease was attributable to lower average selling prices and increased raw material costs at Specialty Polymers and increased raw material costs and start-up market costs relative to new product offerings at Decorative & Building Products. The decrease was partially offset by increased profits at Penn Racquet Sports due to aggressive cost reduction programs.

     Within the Decorative & Building Products business unit, the Printworld acquisition provided expanded products and markets while a unit-wide reorganization focused on product team integration and customer response. Specialty Polymers completed its production expansion at its Mogadore, Ohio facility and experienced strong volume growth, a 9 percent increase in 1997, with 30 million pounds being shipped to new accounts. Specialty Polymers also initiated several new product launches and started development of a new pilot coater line. Though sales in 1997 were essentially flat for Penn Racquet Sports, its European market share increased to 35 percent from 32 percent. Penn also continued to aggressively pursue its cost reduction programs with the introduction of various automation programs and the establishment of a worldwide licensing agent for its trade name.

Outlook

     The businesses within the polymer products segment should maintain or strengthen their market positions. Sales growth in 1998 will be dependent on the economic conditions of the various markets and future acquisitions. Segment operating profit will be influenced by sales growth and changes in raw material prices as well as completion of the unit-wide reorganization at Decorative & Building Products.

1996 Results

     Sales for the continuing polymer products business segment totaled $573 million for 1996 compared to $569 million in 1995. Sales growth in the roofing and contract wallcovering product lines at Decorative & Building Products offset a decrease at Specialty Polymers, while Penn Racquet Sports sales were essentially flat. Segment operating profit for the continuing polymer products business segment totaled $72 million in 1996 compared to $56 million in 1995. The Specialty Polymers and Decorative & Building Products businesses led the improvement.

ENVIRONMENTAL MATTERS

     GenCorp's policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes a significant amount of resources and management attention to environmental matters and actively manages its ongoing processes to comply with extensive environmental laws and regulations. The Company is involved in the remediation of environmental conditions which resulted from generally accepted manufacturing and disposal practices in the 1950s and 1960s which were followed at certain GenCorp plants. In addition, the Company has been designated a potentially responsible party, with other companies, at sites undergoing investigation and remediation.

     In 1997, capital expenditures for projects related to the environment were approximately $6 million, compared to $11 million in 1996 and $5 million in 1995. The Company currently forecasts that capital expenditures for environmental projects will approximate $7 million and $6 million in 1998 and 1999, respectively. During 1997, noncapital expenditures for environmental compliance and protection totaled $43 million, of which $10 million was for recurring costs associated with managing hazardous substances and pollution abatement in ongoing operations and $33 million was for investigation and remediation efforts at other sites. Similar noncapital expenditures were $29 million and $30 million in 1996 and 1995, respectively. It is presently expected that noncapital environmental expenditures will increase slightly for the next several years.

     The nature of environmental investigation and cleanup activities often makes it difficult to determine the timing and amount of any estimated future costs that may be required for remedial measures. However, the Company reviews these matters and accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and the amount of the liability (usually based upon proportionate sharing) can be reasonably estimated. The Company's Consolidated Balance Sheet at November 30, 1997 reflects accruals of $308 million and amounts recoverable of $180 million from the U.S. Government and other third parties for such costs.

     The effect of resolution of environmental matters on results of operations cannot be predicted due to the uncertainty concerning both the amount and timing of future expenditures and future results of operations. However, management believes, on the basis of presently available information, that resolution of these matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company. The Company will continue its efforts to mitigate past and future costs through pursuit of claims for insurance coverage and continued investigation of new and more cost effective remediation alternatives and associated technologies. For additional discussion of environmental matters, refer to Note C -- Accounting Changes and Note
R -- Contingencies.

INFORMATION SYSTEMS AND THE YEAR 2000

     As is the case with most other companies using computers in their operations, the Company is in the process of addressing the Year 2000 problem. The Company is currently engaged in a comprehensive project to upgrade its information, technology, manufacturing and facilities computer software to programs that will consistently and properly recognize the Year 2000. Many of the Company's systems include new hardware and packaged software recently purchased from large vendors who have represented that these systems are already Year 2000 compliant. The Company is in the process of obtaining assurances from vendors that timely updates will be made available to make all remaining purchased software Year 2000 compliant.

     The Company will utilize both internal and external resources to reprogram or replace and test all of its software for Year 2000 compliance, and the Company expects to complete the project in early 1999. The estimated cost for this project could range as high as $15 million, excluding the cost of new systems which will be capitalized. This cost is being funded through operating cash flows. Failure by the Company and/or vendors and customers to complete Year 2000 compliance work in a timely manner could have a material adverse effect on certain of the Company's operations.

FORWARD-LOOKING STATEMENTS

     This annual report contains information that is forward-looking including material contingencies as described in the Notes to Consolidated Financial Statements. The outcome of forward-looking statements and material contingencies could differ materially from those discussed due to inherent economic risks and changes in prevailing governmental policies and regulatory actions both domestic and international.

     Some important factors that could cause the Company's actual results or outcomes to differ from those in such forward-looking statements include but are not limited to the following:

     - General economic trends affecting the Company's markets

     - Governmental and regulatory policies including environmental regulations

     - The Company's acquisition and restructuring activities

     - Vehicle build rates for the North American automotive producers

     - Defense Department or NASA budget levels

     - Raw material prices for chemical feed stocks and natural/synthetic rubber supplies

     - The Company's ability to successfully modify and convert its systems to be Year 2000 compliant

     - Fluctuations in exchange rates of foreign currencies and other risks associated with foreign operations

     Additional risk factors may be described from time to time in the Company's filings with the Securities and Exchange Commission. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results and may be beyond the Company's control.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information called for by this item is set forth beginning on the next page (page 14) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in accountants or disagreements with the Company's independent accountants regarding accounting and financial disclosure matters during the Company's two most recent fiscal years or during any period subsequent to the date of the Company's most recent financial statements.

                                  GENCORP INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     YEARS ENDED NOVEMBER 30,
                                                                   ----------------------------
                                                                    1997       1996       1995
                                                                   ------     ------     ------
                                                                      (DOLLARS IN MILLIONS,
                                                                   EXCEPT PER-SHARE DATA)
NET SALES........................................................  $1,568     $1,515     $1,772
                                                                   ------     ------     ------
COSTS AND EXPENSES
Cost of products sold............................................   1,243      1,200      1,430
Selling, general and administrative..............................     147        143        174
Depreciation.....................................................      56         58         70
Interest expense.................................................      16         27         34
Other (income) expense, net......................................     (12)         3         (5)
Unusual items (Note B)...........................................      --         42          5
                                                                   ------     ------     ------
                                                                    1,450      1,473      1,708
                                                                   ------     ------     ------
INCOME BEFORE INCOME TAXES.......................................     118         42         64
Income tax (benefit) provision (Note F)..........................     (19)        --         26
                                                                   ------     ------     ------
  Net Income.....................................................  $  137     $   42     $   38
                                                                   ======     ======     ======
EARNINGS PER SHARE OF COMMON STOCK
Primary..........................................................  $ 3.63     $ 1.24     $ 1.17
Fully diluted....................................................  $ 3.36     $ 1.15     $ 1.10

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  GENCORP INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                         AT NOVEMBER 30,
                                                                       -------------------
                                                                        1997         1996
                                                                       ------       ------
                                                                           (DOLLARS IN
                                                                       MILLIONS)
    CURRENT ASSETS
    Cash and cash equivalents........................................  $   18       $   22
    Accounts receivable (Note G).....................................     252          207
    Inventories (Note H).............................................     157          158
    Prepaid expenses and other.......................................      57           65
                                                                       ------       ------
              Total Current Assets...................................     484          452
    Investments and other assets (Note J)............................     538          465
    Property, plant and equipment, at cost
      Land...........................................................      37           39
      Buildings and building equipment...............................     279          288
      Machinery and equipment........................................     774          754
      Construction in progress.......................................      31           21
                                                                       ------       ------
                                                                        1,121        1,102
      Accumulated depreciation.......................................    (711)        (689)
                                                                       ------       ------
         Net property, plant and equipment...........................     410          413
                                                                       ------       ------
              Total Assets...........................................  $1,432       $1,330
                                                                       ======       ======

    CURRENT LIABILITIES
    Notes payable....................................................  $   25       $   43
    Accounts payable -- trade........................................     102           81
    Income taxes (Note F)............................................      21           27
    Accrued expenses (Note K)........................................     242          219
                                                                       ------       ------
              Total Current Liabilities..............................     390          370
    Long-term debt (Note L)..........................................      84          263
    Postretirement benefits other than pensions (Note I).............     335          346
    Other long-term liabilities (Note K).............................     342          295
    Contingencies (Note R)

    SHAREHOLDERS' EQUITY
    Preference stock -- $1.00 par value; 15 million shares
      authorized; none outstanding...................................      --           --
    Common stock -- $.10 par value; 90 million shares authorized;
      41.3 million shares outstanding (33.5 million in 1996).........       4            3
    Other capital....................................................     146           22
    Retained earnings................................................     139           24
    Cumulative currency translation adjustments......................      (8)           7
                                                                       ------       ------
              Total Shareholders' Equity.............................     281           56
                                                                       ------       ------
              Total Liabilities and Shareholders' Equity.............  $1,432       $1,330
                                                                       ======       ======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  GENCORP INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEARS ENDED NOVEMBER 30,
                                                                      -------------------------
                                                                      1997      1996      1995
                                                                      -----     -----     -----
                                                                        (DOLLARS IN MILLIONS)
OPERATING ACTIVITIES
Net income..........................................................  $ 137     $  42     $  38
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Provision for unusual items....................................     --        32        10
     (Gain) loss on sale of businesses..............................     (3)       10        (5)
     Savings plan stock contribution................................     --        --        12
     Depreciation, amortization and loss (gain) on disposal of fixed
      assets........................................................     60        65        76
     Deferred income taxes..........................................     13       (30)       15
     Changes in operating assets and liabilities net of effects of acquisitions and dispositions of businesses:
       Accounts receivable..........................................    (45)        3         6
       Inventories..................................................      1       (18)       (6)
       Other current assets.........................................     --         2         1
       Current liabilities..........................................     36       (22)      (11)
       Other non-current assets.....................................    (66)       (3)       (7)
       Other long-term liabilities..................................     36       (22)      (46)
                                                                       ----      ----      ----
          Net Cash Provided by Operating Activities.................    169        59        83
                                                                       ----      ----      ----
INVESTING ACTIVITIES
Capital expenditures................................................    (58)      (47)      (63)
Proceeds from business and asset dispositions.......................     26       125        27
Acquisitions........................................................    (47)       (4)       --
Investments and other, net..........................................     --        (9)       --
                                                                       ----      ----      ----
          Net Cash (Used in) Provided by Investing Activities.......    (79)       65       (36)
                                                                       ----      ----      ----
FINANCING ACTIVITIES
Long-term debt incurred.............................................    180       370       255
Long-term debt paid.................................................   (244)     (490)     (248)
Accounts receivable financing.......................................     --        --       (60)
Net short-term debt (paid) incurred.................................    (18)       22        14
Dividends...........................................................    (22)      (20)      (20)
Other equity transactions...........................................     10        (1)        7
                                                                       ----      ----      ----
          Net Cash Used in Financing Activities.....................    (94)     (119)      (52)
                                                                       ----      ----      ----
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS................     (4)        5        (5)
Cash and cash equivalents at beginning of year......................     22        17        22
                                                                       ----      ----      ----
          Cash and Cash Equivalents at End of Year..................  $  18     $  22     $  17
                                                                       ====      ====      ====

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  GENCORP INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                    COMMON STOCK                 RETAINED    CUMULATIVE
                                                 -------------------    OTHER    EARNINGS   TRANSLATION
                                                   SHARES     AMOUNT   CAPITAL   (DEFICIT)  ADJUSTMENTS
                                                 ----------   ------   -------   --------   ------------
                                                                  (DOLLARS IN MILLIONS)
BALANCE AT NOVEMBER 30, 1994...................  32,075,182    $  3     $   5     $  (16)       $  1
Net income.....................................                                       38
Currency translation adjustments...............                                                    7
Cash dividends -- $.60 per share...............                                      (20)
Shares issued to employee saving plans.........     981,916      --        12
Shares issued under stock incentive plans,
  net..........................................     345,351      --         5
                                                 ----------    ----     -----     ------         ---
BALANCE AT NOVEMBER 30, 1995...................  33,402,449       3        22          2           8
Net income.....................................                                       42
Currency translation adjustments...............                                                   (1)
Cash dividends -- $.60 per share...............                                      (20)
Shares issued under stock option and incentive
  plans, net...................................      77,198      --        --
                                                 ----------    ----     -----     ------         ---
BALANCE AT NOVEMBER 30, 1996...................  33,479,647       3        22         24           7
Net income.....................................                                      137
Currency translation adjustments...............                                                  (15)
Cash dividends -- $.60 per share...............                                      (22)
Conversion of subordinated debentures..........   7,151,686       1       114
Shares issued under stock option and incentive
  plans, net...................................     694,126      --        10
                                                 ----------    ----     -----     ------         ---
BALANCE AT NOVEMBER 30, 1997...................  41,325,459    $  4     $ 146     $  139        $ (8)
                                                 ==========    ====     =====     ======         ===

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION -- The Company is a multinational manufacturing company operating primarily in the United States. Information on the Company's operations by segment and geographic area is provided in Note S -- Business Segment Information.

     CONSOLIDATION -- The consolidated financial statements of the Company include the accounts of the parent company and its majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS -- The Company's cash equivalents and short and long-term bank debt bear interest at market rates and therefore their carrying values approximate their fair values.

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

     LONG-LIVED ASSETS -- Property, plant and equipment are recorded at cost. Refurbishment costs are capitalized in the property accounts whereas ordinary maintenance and repair costs are expensed as incurred. Depreciation is computed principally by accelerated methods for the aerospace and defense business segment and by the straight-line method for the remainder of the Company.

     Goodwill represents the excess of purchase price over the value of net assets acquired and is amortized on a straight-line basis over a 35 year period or less. Identifiable intangible assets, such as patents, trademarks, and licenses, are recorded at cost, or when acquired as part of a business combination, at estimated fair value.

Intangible assets are amortized over their estimated useful life using the straight-line method. Goodwill and intangible assets are included in other assets.

     Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable. Measurement of the amount of impairment may be based on appraisal, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset.

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

     EARNINGS PER SHARE -- Currently, primary earnings per share of common stock are calculated by dividing net income by the weighted average number of common shares outstanding adjusted for the inclusion of stock options and shares to be issued under other stock-based compensation programs. For fully diluted earnings per share, net income and shares outstanding have also been adjusted as if the Company's $115,000,000 8% Convertible Subordinated Debentures Due August 1, 2002 had been converted at the beginning of the period. (See Note L -- Long-term Debt and Credit Lines for further information regarding the Debentures.)

     RECLASSIFICATIONS -- Certain reclassifications have been made to conform prior year's data to the current presentation.

NOTE B -- UNUSUAL ITEMS

     During 1996, the Company recognized net unusual charges of $42 million. These charges included a provision of $15 million for the Voluntary Early Retirement Incentive Program for eligible employees at the Company's Fairlawn, Ohio headquarters and GenCorp Technology Center, the net loss on the sale of divested businesses of $10 million (see Note D -- Acquisitions and Divestitures), a provision for environmental remediation costs associated with the Company's Lawrence, Massachusetts facility of $8 million (see Note R -- Contingencies), a restructuring charge of $3 million for the Company's Vehicle Sealing business unit, a charge of $2 million to reduce fixed assets to net realizable value and a provision of $4 million related to pension and other related matters.

     During 1995, the Company recognized a net charge of $5 million for unusual items. This charge included $10 million for the settlement of a lawsuit and other matters related to discontinued businesses partially offset by gains of $5 million from the divestitures of the Company's Rigid Plastics business and a resort property.

NOTE C -- ACCOUNTING CHANGES/NEW ACCOUNTING PRONOUNCEMENTS

     The Company adopted during the fourth quarter of 1997 the American Institute of Certified Public Accountants' Statement of Position No. 96-1 "Environmental Remediation Liabilities" (SOP 96-1). The Statement provides authoritative guidance on the recognition, measurement, display and disclosure of environmental remediation liabilities. The Company conducted a review and assessment of its environmental liabilities and as a result, it recognized additional liabilities of approximately $63 million which were offset by probable recoveries from third parties.

     In 1997, the Company adopted the provisions of the Financial Accounting Standards Board (FASB) Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. This Statement did not have a material impact on the consolidated financial statements of the Company.

     In February 1997, the FASB issued Statement No. 128, "Earnings per Share" (SFAS 128), which is required to be adopted for interim and annual periods ending after December 15, 1997. At that time, the Company will be required to change the method presently used to compute earnings per share and to restate all prior period amounts. SFAS 128 replaced primary and fully diluted earnings per share with basic and diluted earnings per share. Under the new requirements for calculating earnings per share, the dilutive effect of stock options will be excluded from basic earnings per share but included in the computation of diluted earnings per share. The new standard is expected to result in an increase in basic earnings per share over primary earnings per share for the years ended November 30, 1997 and 1996 of approximately $.08 and $.01 per share, respectively, and have no impact on the primary earnings per share calculation for the year ended November 30, 1995. The impact of SFAS 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" (SFAS 130) and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). Both statements are required to be adopted in fiscal year 1999. Currently, the Company's only element of comprehensive income is cumulative translation adjustments. Once adopted, the Company plans to provide the SFAS 130 required disclosures in its Consolidated Statements of Shareholders' Equity and related footnotes. SFAS 131 requires that annual and interim financial and descriptive information about reportable operating segments be reported on the same basis used internally for evaluating segment performance and the allocation of resources. While the Company has not yet determined the impact of adopting SFAS 131 on its financial statement disclosures, GenCorp does not expect any change to its primary financial statements.

NOTE D -- ACQUISITIONS AND DIVESTITURES

     On May 7, 1997, the Company acquired certain net assets of Printworld from Technographics, Inc. for $47 million in cash. Printworld is a recognized leader in the transfer printing and paper laminate industry. The acquisition was accounted for as a purchase and resulted in goodwill of $27 million which is being amortized over 30 years.

     On August 23, 1996, the Company purchased the Lytron(R) polystyrene latex plastic pigment business from Morton International for approximately $4 million. Under the agreement, the Company acquired the Lytron(R) brand name, technology, customer base and certain other assets. Lytron(R) plastic pigments are used primarily in paper and paperboard coatings to improve gloss, brightness, opacity and printability performance. The acquisition was accounted for as a purchase and resulted in intangible assets of $3 million which is being amortized over 15 years.

     On November 19, 1996, the Company completed the sale of substantially all of the assets and certain liabilities of its structural urethane adhesives business to Ashland Inc. for an aggregate consideration of approximately $4 million.

     On June 21, 1996, the Company completed the sale of substantially all of the assets and certain liabilities of its Automotive Occupant Sensor (AOS) business to the Robert Bosch Corporation for an aggregate consideration of approximately $3 million and the right to receive certain additional payments based on the performance of the AOS business.

     On March 1, 1996, the Company completed the sale of substantially all of the assets and certain liabilities of its Reinforced Plastics business unit to Cambridge Industries, Inc. of Madison Heights, Michigan for an aggregate consideration of approximately $42 million. The sale was effective as of February 29, 1996.

     On February 15, 1996, the Company completed the sale of substantially all of the assets and certain liabilities of its Vibration Control business unit to BTR Antivibration Systems, Inc., a subsidiary of BTR plc., for an aggregate consideration of approximately $84 million.

     In 1995, the Company sold its Westward Look Resort and Rigid Plastics business for an aggregate consideration of approximately $21 million.

     On January 14, 1998, the Company announced that an agreement in principle had been reached with The Goodyear Tire & Rubber Company to acquire Goodyear's Chemical Products Calhoun, Georgia latex manufacturing facility.

NOTE E -- RESEARCH AND DEVELOPMENT EXPENSE

     Company-sponsored research and development (R&D) expense was $28 million in 1997, $31 million in 1996 and $38 million in 1995. Company-sponsored R&D expense includes the costs of technical activities that are useful in developing new products, services, processes or techniques, as well as those expenses that may significantly improve existing products or processes.

     Customer-sponsored R&D expenditures which are funded under government contracts totaled $175 million in 1997, $102 million in 1996 and $76 million in 1995.

NOTE F -- INCOME TAXES

     INCOME TAX (BENEFIT) PROVISION

                                                                  YEARS ENDED NOVEMBER 30,
                                                                  -------------------------
                                                                  1997      1996      1995
                                                                  -----     -----     -----
                                                                    (DOLLARS IN MILLIONS)
    CURRENT
    U.S. federal................................................  $ (45)    $  18     $   4
    State and local.............................................      6         5        (2)
    Foreign.....................................................      7         7         9
                                                                   ----      ----      ----
                                                                    (32)       30        11
    DEFERRED
    U.S. federal................................................     12       (26)       13
    State and local.............................................      1        (4)        5
    Foreign.....................................................     --        --        (3)
                                                                   ----      ----      ----
                                                                     13       (30)       15
                                                                   ----      ----      ----
              Income Tax (Benefit) Provision....................  $ (19)    $  --     $  26
                                                                   ====      ====      ====

     EFFECTIVE INCOME TAX RATE

                                                                  YEARS ENDED NOVEMBER 30,
                                                                  -------------------------
                                                                  1997      1996      1995
                                                                  -----     -----     -----
    Statutory federal income tax rate...........................   35.0%     35.0%     35.0%
    State and local income taxes, net of federal income tax
      benefit...................................................    3.8       1.5       3.0
    Tax settlements, including interest.........................  (57.0)    (39.0)       --
    Earnings of subsidiaries taxed at other than U.S. statutory
      rate......................................................     .1       1.2        .3
    Adjustment to estimated income tax accruals.................    1.1        --        .3
    Other, net..................................................     .5       1.3       1.4
                                                                   ----      ----      ----
              Effective Income Tax Rate.........................  (16.5)%      --%     40.0%
                                                                   ====      ====      ====

     The Company reduced its 1997 and 1996 income tax expense by $67 million and $16 million, respectively, due to the receipt of federal income tax settlements for tax credits, timing of deductions and related interest.

     DEFERRED TAXES

                                                                    AT NOVEMBER 30,
                                                     ---------------------------------------------
                                                             1997                     1996
                                                     --------------------     --------------------
                                                     ASSETS   LIABILITIES     ASSETS   LIABILITIES
                                                     ------   -----------     ------   -----------
                                                                 (DOLLARS IN MILLIONS)
    Accrued estimated costs........................   $ 97       $  --         $101       $  --
    Long-term contract method......................      7          --            9          --
    Depreciation...................................     --          26           --          28
    Pension........................................     --          42           --          37
    NOLs and tax credit carryforwards..............      8          --            7          --
    Other postretirement/employee benefits.........    151          --          156          --
                                                      ----        ----         ----       -----
              Deferred Taxes.......................   $263       $  68         $273       $  65
                                                      ====        ====         ====       =====

     The consolidated balance sheets reflect deferred income taxes of $44 million and $52 million in prepaid expenses and other at November 30, 1997 and 1996, respectively. Included in other long-term assets for 1997 and 1996 are deferred income taxes of $151 million and $156 million, respectively. The majority of net operating losses (NOLs) and tax credit carryforwards have an indefinite carryforward period with the remaining portion expiring in years through 2007. Pretax income of foreign subsidiaries was $21 million in 1997, $18 million in 1996 and $17 million in 1995. Cash paid during the year for income taxes was $70 million in 1997, $29 million in 1996 and $28 million in 1995.

NOTE G -- ACCOUNTS RECEIVABLE

     Unbilled receivables of $12 million and $22 million at November 30, 1997 and 1996, respectively, relating to long-term government contracts are included in accounts receivable from the U.S. Government. Such amounts are billed either upon delivery of completed units or settlements of contracts. The unbilled receivables amount at November 30, 1997 includes $1 million expected to be collected in fiscal year 1998, and $11 million expected to be collected in subsequent years.

     At year-end, the amount of commercial receivables was $158 million and $132 million for 1997 and 1996, respectively. Receivables for the automotive segment of $63 million and $47 million in 1997 and 1996, respectively, are due primarily from General Motors and Ford. The amount of U.S. Government receivables was $94 million and $75 million for 1997 and 1996, respectively. Included in the 1997 and 1996 U.S. Government receivable is $12 million and $5 million, respectively, for environmental remediation recovery (see Note R -- Contingencies). The Company's receivables are generally unsecured and are not backed by collateral from its customers.

NOTE H -- INVENTORIES

                                                                         AT NOVEMBER 30,
                                                                        -----------------
                                                                        1997         1996
                                                                        ----         ----
                                                                           (DOLLARS IN
                                                                            MILLIONS)
    Raw materials and supplies........................................  $ 43         $ 37
    Work-in-process...................................................     9            9
    Finished products.................................................    59           62
                                                                        ----         ----
    Approximate replacement cost of inventories.......................   111          108
    Reserves, primarily LIFO..........................................   (40)         (40)
    Long-term contracts at average cost...............................   199          172
    Progress payments.................................................  (113)         (82)
                                                                        ----         ----
              Inventories.............................................  $157         $158
                                                                        ====         ====

     Aerojet's inventories applicable to government and other contracts include general and administrative costs. The total of such costs incurred in 1997 and 1996 was $72 million and $66 million, respectively, and the amount in inventory at the end of those years is estimated at $24 million. These estimates are based on costs being removed from inventories on a basis proportional to the amounts of each cost element projected through completion of the contract.

     Inventories using the LIFO method represented 68 percent and 73 percent of consolidated inventories at replacement cost at November 30, 1997 and 1996, respectively.

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

      NET PENSION (INCOME) COSTS

                                                                 YEARS ENDED NOVEMBER 30,
                                                                 -------------------------
                                                                 1997      1996      1995
                                                                 -----     -----     -----
                                                                   (DOLLARS IN MILLIONS)
     Service cost..............................................  $  16     $  17     $  18
     Interest cost.............................................    132       125       117
     Actual return on assets...................................   (301)     (314)     (325)
     Net amortization and deferral.............................    142       163       184
     Curtailment effect........................................     --        15        --
                                                                 -----     -----     -----
               Net Pension (Income) Costs......................  $ (11)    $   6     $  (6)
                                                                 =====     =====     =====

     During 1996, a special retirement program was offered to encourage early retirements among certain salaried employees. Also during 1996, the Company sold its Reinforced Plastics and Vibration Control business units. These events resulted in a curtailment charge of $15 million during the year.

     ACTUARIAL ASSUMPTIONS

                                                                    YEARS ENDED NOVEMBER 30,
                                                               -----------------------------------
                                                                 1997         1996         1995
                                                               ---------    ---------    ---------
                                                                      (DOLLARS IN MILLIONS)
    Discount rate..........................................       7%           7 3/4%       7 1/2%
    Salary progression(1)..................................       4 1/2%       4 1/2%       4%
    Long-term rate of return(2)............................       8 3/4%       8 3/4%       9%
    Increase (decrease) in projected benefit obligation
      from assumption changes..............................    $ 76         $(17)        $ 44

     (1) No benefit escalation assumption beyond negotiated benefits is assumed for the hourly plans.

     (2) Excludes a variable annuity program with an interest assumption of 8 percent and assets of $890 million at November 30, 1997.

     FUNDED STATUS

                                                                          AT NOVEMBER 30,
                                                                         -----------------
                                                                          1997       1996
                                                                         ------     ------
                                                                            (DOLLARS IN
                                                                             MILLIONS)
    Plan assets at fair value..........................................  $2,256     $2,074
                                                                         ------     ------
    Actuarial present value of plan benefits:
      Vested...........................................................  $1,810     $1,670
      Non-vested.......................................................      44         42
                                                                         ------     ------
    Accumulated benefit obligation.....................................   1,854      1,712
    Effect of projected salary increases...............................      40         35
                                                                         ------     ------
    Projected benefit obligation.......................................  $1,894     $1,747
                                                                         ------     ------
    Overfunded plans...................................................  $  362     $  327
    Unamortized balances:
      Transition assets................................................     (24)       (27)
      Plan amendments..................................................      30         30
      Experience gains.................................................    (247)      (223)
      Minimum funding liability........................................      (5)        (4)
                                                                         ------     ------
              Prepaid Pension Cost (Included in Investments and Other
                Assets)................................................  $  116     $  103
                                                                         ======     ======

     The Company also sponsors a number of defined contribution pension plans. Participation in these plans is available to substantially all salaried employees and to certain groups of hourly employees. Company contributions to these plans are based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of each plan. The cost of these plans was $10 million in 1997 and 1996 and $11 million in 1995. The Company funds its contribution to the salaried plan with either GenCorp common stock or cash.

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

     NET PERIODIC COST

                                                                   YEARS ENDED NOVEMBER 30,
                                                                   ------------------------
                                                                   1997      1996      1995
                                                                   ----      ----      ----
                                                                    (DOLLARS IN MILLIONS)
    Service cost.................................................  $  2      $  3      $  4
    Interest cost................................................    22        23        29
    Net amortization and deferral................................    (6)       (6)       (1)
    Net curtailment gain.........................................    --       (15)       (5)
                                                                   ----      ----      ----
              Net Periodic Cost..................................  $ 18      $  5      $ 27
                                                                   ====      ====      ====

     ACCRUED BENEFIT OBLIGATION

                                                                          AT NOVEMBER 30,
                                                                          ---------------
                                                                          1997       1996
                                                                          ----       ----
                                                                            (DOLLARS IN
                                                                             MILLIONS)
    Retirees...........................................................   $252       $245
    Fully eligible active plan participants............................     32         30
    Other active plan participants.....................................     30         26
                                                                          ----       ----
    Accumulated Postretirement Benefit Obligation......................    314        301
                                                                          ----       ----
    Unamortized balances:
      Plan amendments..................................................     57         66
      Experience (losses) gains........................................     (7)         9
                                                                          ----       ----
              Accrued Benefit Obligation...............................   $364       $376
                                                                          ====       ====

     The projected benefit obligation and related benefit cost are determined by the application of relevant actuarial assumptions. The Company utilized a discount rate of 7 percent in 1997, 7.75 percent in 1996 and 7.5 percent in 1995. The effect in 1997 of changing the discount rate was to increase the projected benefit obligation by $18 million. The Company anticipates that its health care cost trend rate will decline from 9 percent in 1997 to 6 percent in 2003, after which the trend rate is expected to stabilize. The effect of a one percentage point increase in the assumed health care cost trend rate for each future year would increase the benefit obligation at November 30, 1997 by $2 million and increase the aggregate of the service and interest cost components of net periodic cost by $0.2 million. Plan design changes increased the projected benefit obligation by $3 million in 1997 and decreased it by $9 million in 1996. Plan amendments are being amortized over the average remaining service of the affected active employees. A curtailment gain of $15 million was included in the gain on the sale of the Company's various business units during 1996.

NOTE J -- INVESTMENTS AND OTHER ASSETS

                                                                              AT NOVEMBER 30,
                                                                              ---------------
                                                                              1997       1996
                                                                              ----       ----
                                                                                (DOLLARS IN
                                                                                 MILLIONS)
Expected recoveries from U.S. Government and third parties for environmental remediation (excluding $12 million and $5 million
  classified as current)...................................................   $168       $118
Deferred taxes.............................................................    151        156
Prepaid pension............................................................    116        103
Goodwill and intangibles...................................................     51         25
Other......................................................................     52         63
                                                                              ----       ----
          Investments and Other Assets.....................................   $538       $465
                                                                              ====       ====

NOTE K -- ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

ACCRUED EXPENSES

                                                                              AT NOVEMBER 30,
                                                                              ---------------
                                                                              1997       1996
                                                                              ----       ----
                                                                                (DOLLARS IN
                                                                                 MILLIONS)
Payable for goods, services and rights.....................................   $146       $128
Accrued compensation and employee benefits.................................     42         39
Environmental reserves.....................................................     34         30
Other......................................................................     20         22
                                                                              ----       ----
          Accrued Expenses.................................................   $242       $219
                                                                              ====       ====

OTHER LONG-TERM LIABILITIES

                                                                              AT NOVEMBER 30,
                                                                              ---------------
                                                                              1997       1996
                                                                              ----       ----
                                                                                (DOLLARS IN
                                                                                 MILLIONS)
Environmental reserves.....................................................   $274       $230
Other......................................................................     68         65
                                                                              ----       ----
          Other Long-term Liabilities......................................   $342       $295
                                                                              ====       ====

NOTE L -- LONG-TERM DEBT AND CREDIT LINES

LONG-TERM DEBT

                                                                              AT NOVEMBER 30,
                                                                              ---------------
                                                                              1997       1996
                                                                              ----       ----
                                                                                (DOLLARS IN
                                                                                 MILLIONS)
Revolving loans............................................................   $ 80       $140
8% Unsecured convertible subordinated debentures maturing 2002.............     --        115
Other......................................................................      7         12
                                                                              ----       ----
Total debt.................................................................     87        267
Less amounts due within one year...........................................     (3)        (4)
                                                                              ----       ----
          Long-term Debt...................................................   $ 84       $263
                                                                              ====       ====

     On May 17, 1996, the Company entered into a new five-year unsecured $400 million revolving credit facility (Facility) which expires in May 2001. As of November 30, 1997, unused and available revolving lines of credit totaled $307 million. The Company paid a variable commitment fee, which was 1/5 of one percent, on the unused balance. Interest rates were variable, primarily based on LIBOR, and were at an average rate of 6.4 percent. The Facility contains various debt restrictions and provisions relating to net worth, interest coverage and debt to earnings before interest, taxes, depreciation and amortization (Debt/EBITDA) ratios. As of November 30, 1997, the Company was required to maintain consolidated net worth of at least $150 million.

     During the second quarter of 1997, the Company called its $115,000,000 8% Convertible Subordinated Debentures Due August 1, 2002 (Debentures) for redemption. In the third quarter of 1997, substantially all of the Debentures were tendered for conversion into GenCorp common stock at a conversion price of $16.065 per share (equivalent to a conversion rate of approximately 62.247 shares of common stock per $1,000 principal amount of Debentures).

     At November 30, 1997, the Company had unsecured, uncommitted lines of credit with several banks for short-term borrowings aggregating $88 million, of which $22 million was outstanding. Borrowings under such lines generally bear interest at money market rates and are payable on demand. The Company also had outstanding letters of credit totaling $23 million at November 30, 1997 of which $13 million was issued under the Facility.

     The maturities of other debt decline from $3 million in 1998 to zero by 2002. Cash paid during the year for interest was $17 million in 1997, $28 million in 1996 and $36 million in 1995.

NOTE M -- DISCONTINUED BUSINESSES

     Discontinued businesses reserves are included in the consolidated balance sheets as follows:

                                                                              AT NOVEMBER 30,
                                                                              ---------------
                                                                              1997       1996
                                                                              ----       ----
                                                                                (DOLLARS IN
                                                                                 MILLIONS)
Accrued expenses...........................................................   $ 20       $ 26
Postretirement benefits other than pensions................................     53         56
Other long-term liabilities................................................     28         41
                                                                              ----       ----
          Discontinued Businesses Reserves.................................   $101       $123
                                                                              ====       ====

NOTE N -- PREFERRED SHARE PURCHASE RIGHTS

     In January 1997, the Board of Directors extended for ten additional years GenCorp's Shareholder Rights Plan, as amended (Plan). When the Plan was originally adopted in 1987, the Directors declared a dividend of one Preferred Share Purchase Right (Right) on each outstanding share of common stock, payable to shareholders of record on February 27, 1987. Rights outstanding at November 30, 1997 and 1996 were 41,325,459 and 33,479,647, respectively. The Plan provides that under certain circumstances each Right will entitle shareholders to buy one one-hundredth of a share of a new Series A Cumulative Preference Stock at an exercise price of $100. The Rights will be exercisable only if a person or group acquires 20 percent or more of GenCorp's common stock or announces a tender or exchange offer that will result in such person or group acquiring 30 percent or more of the common stock. GenCorp will be entitled to redeem the Rights at two cents per Right at any time until ten days after a 20 percent position has been acquired (unless the Board elects to extend such time period, which in no event may exceed thirty days). If the Company is involved in certain transactions after the Rights become exercisable, a holder of Rights (other than Rights beneficially owned by a shareholder who has acquired 20 percent or more of GenCorp's common stock, which Rights become void) is entitled to buy a number of the acquiring company's common shares, or GenCorp's common stock, as the case may be, having a market value of twice the exercise price of each Right. A potential dilutive effect may exist upon the exercise of the Rights. The Rights under the extended Plan will expire February 18, 2007. Until a Right is exercised, the holder will have no rights as a stockholder of the Company including, without limitation, the right to vote as a stockholder or to receive dividends.

     At November 30, 1997, 575,000 shares of $1 par value Series A Cumulative Preference Stock were reserved for issuance upon exercise of Preferred Share Purchase Rights.

NOTE O -- STOCK-BASED COMPENSATION PLANS

     The Company has a 1997 Stock Option Plan and a 1993 Stock Option Plan. Each plan provides for an aggregate of 2,500,000 shares of the Company's common stock to be purchased pursuant to stock options or to be subject to stock appreciation rights (SARs) which may be granted to selected officers and key employees at prices equal to the market value of a share of common stock on the date of grant. In general, the options are exercisable in 25 percent increments at six months, one year, two years and three years from date of grant. No stock appreciation rights have been granted.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     If compensation cost for the stock options granted in 1997 and 1996 had been determined based on the fair value method of FASB Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's net income and earnings per share would have been reduced by $2 million ($.04 per share) in 1997 and $1 million ($.03 per share) in 1996. The pro forma effect on net income for 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996. The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for both 1997 and 1996: risk-free interest rate of
6.0 percent, dividend yield of 3.1 percent, volatility factor of the expected market price of the Company's common stock of 31 percent and an expected option life of five years.

     A summary of the Company's stock option activity, and related information for the years ended November 30 is as follows:

                                           1997                         1996                         1995
                                --------------------------   --------------------------   --------------------------
                                OPTIONS   WEIGHTED AVERAGE   OPTIONS   WEIGHTED AVERAGE   OPTIONS   WEIGHTED AVERAGE
                                 (000)     EXERCISE PRICE     (000)     EXERCISE PRICE     (000)     EXERCISE PRICE
                                -------   ----------------   -------   ----------------   -------   ----------------
Outstanding at beginning of
  year.........................  2,440         $13.21         2,488         $12.75         1,581         $13.85
Granted........................  1,068         $19.97           453         $14.88         1,077         $11.27
Exercised......................   (684)        $13.00           (22)        $11.70            --         $   --
Forfeited......................    (72)        $12.86          (479)        $12.45          (170)        $13.64
                                 -----                        -----                        -----
Outstanding at end of year.....  2,752         $15.90         2,440         $13.21         2,488         $12.75
                                 -----                        -----                        -----
Exercisable at end of year.....  1,530         $14.20         1,465         $13.24           829         $14.16
                                 -----                        -----                        -----
Weighted-average fair value of
  options granted during the
  year.........................  $5.38                        $3.33                        $2.48

     The following table summarizes the range of exercise prices and weighted-average exercise prices for options outstanding and exercisable at November 30, 1997 under the Company's stock option plans:

                                                                       WEIGHED AVERAGE
  FISCAL YEAR IN                        OPTIONS                           REMAINING         OPTIONS
       WHICH            RANGE OF      OUTSTANDING   WEIGHTED AVERAGE   CONTRACTUAL LIFE   EXERCISABLE   WEIGHTED AVERAGE
GRANTS WERE ISSUED   EXERCISE PRICE      (000)       EXERCISE PRICE        (YEARS)           (000)       EXERCISE PRICE
-------------------  --------------   -----------   ----------------   ----------------   -----------   ----------------
1993...............  $ 16.00-$16.63        278           $16.40               5.9              278           $16.40
1994...............  $ 12.63-$13.75        447           $12.90               6.7              447           $12.90
1995...............  $ 10.75-$12.75        586           $11.22               7.8              412           $11.22
1996...............  $ 12.38-$16.88        395           $15.02               8.8              178           $15.00
1997...............  $ 17.50-$29.63      1,046           $19.99               9.4              215           $19.10
                                         -----                                               -----
    Total..........                      2,752                                               1,530
                                         =====                                               =====

     The Stock Incentive Compensation Plan (SIC Plan) adopted in 1983 is based on a formula which values incentive awards payable in cash or stock based upon changes in the market value of the Company's common stock. The SIC Plan is compensatory, and compensation expense/(income) attributable to the SIC Plan was $0.2 million in 1997, $(0.2) million in 1996 and $(4) million in 1995. The liability for accrued stock incentive compensation was $1 million and $2 million at November 30, 1997 and 1996, respectively. During 1995, the Company converted certain interests under the SIC Plan from phantom shares payable in cash or stock into shares of common stock to be held in trust until payment pursuant to elections made at the time of grant.

NOTE P -- COMMON STOCK

     At November 30, 1997, 8,385,689 shares of $.10 par value common stock were reserved for future issuance for payments of the Retirement Savings Plan contributions, exercise of options and payments of awards under stock-based compensation plans.

NOTE Q -- LEASE COMMITMENTS

     The Company and its subsidiaries lease certain manufacturing plant facilities, machinery and equipment and office buildings under long-term, noncancelable leases. The leases generally provide for renewal options ranging from five to ten years and require the Company to pay for utilities, insurance, taxes and maintenance. Rent expense was $9 million in 1997 and 1996 and $11 million in 1995. Future minimum commitments at November 30, 1997 for existing operating leases were $26 million with annual amounts declining from $7 million in 1998 to $2 million in 2002. The Company's current obligation for leases after 2002 is $7 million.

NOTE R -- CONTINGENCIES

  ENVIRONMENTAL MATTERS

     Sacramento, California -- In June 1989, the United States District Court approved a Partial Consent Decree (Decree) requiring Aerojet to conduct a Remedial Investigation/Feasibility Study (RI/FS) of Aerojet's Sacramento, California site and to prepare a RI/FS report on specific environmental conditions present at the site and alternatives available to remedy such conditions. Aerojet also is required to pay for certain governmental oversight costs associated with compliance with the Decree. During the second quarter of 1997, the State of California expanded surveillance of perchlorate under the RI/FS when this chemical was detected at previously undetectable levels using new testing protocols in public water supply wells near Aerojet's property.

     Aerojet has substantially completed its efforts under the Decree to determine the nature and extent of contamination at the facility and to identify the technologies that will likely be used to remediate the site. The remediation costs are principally for design, construction, enhancement and operation of groundwater and soil treatment facilities, ongoing project management and regulatory oversight, and are expected to be incurred over a period of approximately 15 years.

     San Gabriel Valley Basin, California -- Aerojet, through its Azusa facility, has been named by the U.S. Environmental Protection Agency (EPA) as a potentially responsible party (PRP) in the portion of the San Gabriel Valley Superfund Site known as the Baldwin Park Operable Unit (BPOU). Regulatory action involves issuance of a Record of Decision (ROD) regarding regional groundwater remediation, issuing Aerojet and 18 other PRPs Special Notice letters requiring groundwater remediation and site specific investigation and possible cleanup.

     Aerojet's investigation demonstrated that the principal groundwater contamination, volatile organic compounds (VOC), is upgradient of Aerojet's property and that only low concentrations of VOC contaminants are present in the soils of Aerojet's presently and historically owned properties. The EPA contends that Aerojet is one of the four largest sources of groundwater contamination at the BPOU of the nineteen PRPs identified by the EPA. Aerojet contests the EPA's position regarding the source of contamination and the number of responsible PRPs. Aerojet has joined a Steering Committee comprised of eleven of the PRPs identified by the EPA.

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

     Soon after the EPA issued the Special Notice letter, the State of California also detected perchlorate in water wells in Southern California, including the San Gabriel Valley, at previously undetectable levels using new testing protocols. As a result of the recent finding of perchlorate, the EPA has required investigation for and studies regarding treatability of perchlorate contaminated water. Consequently, the EPA has allowed time extensions for submittal by the PRPs of a good faith offer and negotiation of a consent decree in response to the Special Notice letter. The perchlorate investigations and studies are underway, primarily funded by Aerojet. The final perchlorate cleanup standard (which has not yet been determined) could impact total cleanup cost and implementation of the proposed consensus plan.

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

     In May 1997, the United States Court of Appeals for the Sixth Circuit issued an en banc decision reversing Aerojet's and the other PRP's liability under the CERCLA statute. Petitions for certiorari to the United States Supreme Court for its review of the appellate decision have been filed on behalf of the State of Michigan and the EPA. The Supreme Court granted the EPA's petition in December 1997. Depending on the opinion of the Supreme Court, the case may be remanded to the Federal District Court for further fact finding determinations affecting the Cordova Chemical subsidiaries.

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

     Aerojet's Reserve and Recovery Balances -- On October 30, 1997, Aerojet executed an Agreement in Principle with the U.S. Government that, when implemented after final U.S. Government approval, will establish the cost sharing ratio and resolve certain other environmental and facility issues at the Aerojet sites in Sacramento and Azusa, California.

     At November 30, 1997, Aerojet had total reserves of $259 million for costs to remediate the above sites and has recognized $180 million for probable future recoveries. These estimates will be subject to change as work progresses, additional experience is gained and environmental standards are revised. Legal proceedings to obtain reimbursements of environmental costs from insurers are continuing.

     Lawrence, Massachusetts -- The Company has studied remediation alternatives for its closed Lawrence, Massachusetts facility, which was contaminated with PCBs, and has begun site remediation and off-site disposal of debris. The Company has a reserve of $22 million for estimated decontamination and long-term operating and maintenance costs of this site. The reserve represents the Company's best estimate for the remaining remediation costs. Estimates of future remediation costs could range as high as $43 million depending on the results of future testing and the ultimate remediation alternatives undertaken at the site. The time frame for remediation is currently estimated to range from 6 to 11 years.

     Other Sites -- The Company is also currently involved, together with other companies, in 28 other Superfund and non-superfund remediation sites. In many instances, the Company's liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company's involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company's experience, interim and final allocations of liability costs are generally made based on relative contributions of waste. Based on the Company's previous experience, its allocated share has frequently been minimal, in many instances less than 1 percent. The Company has reserves of approximately $27 million as of November 30, 1997 which it believes are sufficient to cover its best estimate of its share of the environmental remediation costs at these other sites. Also, the Company is seeking recovery of its costs from its insurers.

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

     The polymer products business segment designs and manufactures specialty polymers and decorative and building products for consumers and industry. The segment is a leading producer of polymer-based products and operates three businesses: Decorative & Building Products, Penn Racquet Sports and Specialty Polymers. The principal markets include the paper industry, residential and commercial construction and the sporting goods industry, as well as varied consumer and industrial markets that demand a broad range of thermoplastic products.

     Sales in 1997, 1996 and 1995 to the U.S. Government and its agencies (principally the Department of Defense) totaled $516 million, $466 million and $490 million, respectively, and were generated almost entirely by the aerospace and defense business segment. Sales to General Motors, primarily by the automotive business segment, were $174 million in 1997, $170 million in 1996 and $286 million in 1995. Intersegment sales were not material.

     Segment operating profit represents net sales less applicable costs, expenses and provisions for restructuring and unusual items relating to operations. Segment operating profit excludes corporate income and expenses, provisions for unusual items, interest expense and income taxes.

     In 1996, the Company recognized an unusual loss of $42 million of which $13 million related to the Company's reportable segments. The unusual loss from reportable segments consisted of $14 million from the divestiture of the Vibration Control and Reinforced Plastics businesses and a provision of $3 million for the restructuring of the Vehicle Sealing business unit offset by a gain of $4 million from the sale of the structural urethane business. The Vibration Control and Reinforced Plastics businesses were part of the automotive business segment. The structural urethane business was part of the polymer products business segment.

     In 1995, the Company recognized a net unusual gain of $4 million from the divestiture of its Rigid Plastics business. The Rigid Plastics business was part of the polymer products business segment.

     Identifiable assets are those assets that are used by the business segments and exclude corporate assets consisting principally of cash and marketable securities, certain investments and headquarters' assets.

GEOGRAPHIC SEGMENTS

     GenCorp's operations are located primarily in Canada, Europe and the United States. Inter-area sales are not significant to the total sales of any geographic area. Unusual items included in operating profit pertained to United States operations.

                                                                 YEARS ENDED NOVEMBER 30,
                                                               ----------------------------
                                                                1997       1996       1995
                                                               ------     ------     ------
                                                                  (DOLLARS IN MILLIONS)
    NET SALES
    Canada...................................................  $   95     $   91     $   95
    Europe...................................................     104        131        123
    United States............................................   1,305      1,240      1,446
    United States export sales...............................      64         53        108
                                                               ------     ------     ------
                                                               $1,568     $1,515     $1,772
                                                               ======     ======     ======
    OPERATING PROFIT
    Canada...................................................  $   19     $   16     $   17
    Europe...................................................      (1)        --         (3)
    United States............................................     134        117         99
    Unusual items............................................      --        (13)         4
                                                               ------     ------     ------
                                                               $  152     $  120     $  117
                                                               ======     ======     ======
    IDENTIFIABLE ASSETS
    Canada...................................................  $   40     $   36     $   36
    Europe...................................................      91        107        115
    United States............................................   1,008        902      1,025
                                                               ------     ------     ------
                                                                1,139      1,045      1,176
    Corporate assets.........................................     293        285        282
                                                               ------     ------     ------
              Total Assets...................................  $1,432     $1,330     $1,458
                                                               ======     ======     ======

                                  GENCORP INC.

                          BUSINESS SEGMENT INFORMATION

                                                                    YEARS ENDED NOVEMBER 30,
                                                                  -----------------------------
                                                                   1997       1996       1995
                                                                  ------     ------     -------
                                                                      (DOLLARS IN MILLIONS)
NET SALES
Aerospace and defense...........................................  $  584     $  494     $   520
Automotive......................................................     369        448         662
Polymer products................................................     615        573         590
                                                                  ------     ------     -------
                                                                  $1,568     $1,515     $ 1,772
                                                                  ======     ======     =======
INCOME
Aerospace and defense...........................................  $   55     $   42     $    30
Automotive......................................................      29         19          25
Polymer products................................................      68         72          58
Unusual items...................................................      --        (13)          4
                                                                  ------     ------     -------
     Segment Operating Profit...................................     152        120         117
Interest expense................................................     (16)       (27)        (34)
Corporate other income (expense), net...........................      (1)        (7)          6
Corporate expenses..............................................     (17)       (15)        (16)
Unusual items...................................................      --        (29)         (9)
                                                                  ------     ------     -------
     Income Before Income Taxes.................................  $  118     $   42     $    64
                                                                  ======     ======     =======
ASSETS
Aerospace and defense...........................................  $  669     $  615     $   594
Automotive......................................................     206        199         357
Polymer products................................................     264        231         225
                                                                  ------     ------     -------
     Identifiable Assets........................................   1,139      1,045       1,176
Corporate assets................................................     293        285         282
                                                                  ------     ------     -------
     Total Assets...............................................  $1,432     $1,330     $ 1,458
                                                                  ======     ======     =======
CAPITAL EXPENDITURES
Aerospace and defense...........................................  $   23     $   15     $    15
Automotive......................................................      19         15          33
Polymer products................................................      13         16          13
Corporate.......................................................       3          1           2
                                                                  ------     ------     -------
                                                                  $   58     $   47     $    63
                                                                  ======     ======     =======
DEPRECIATION
Aerospace and defense...........................................  $   23     $   23     $    25
Automotive......................................................      15         17          27
Polymer products................................................      16         15          15
Corporate.......................................................       2          3           3
                                                                  ------     ------     -------
                                                                  $   56     $   58     $    70
                                                                  ======     ======     =======
EMPLOYEES
Aerospace and defense...........................................   3,390      3,010       3,070
Automotive......................................................   3,480      3,490       6,020
Polymer products................................................   2,410      2,270       2,340
Corporate.......................................................     180        180         270
                                                                  ------     ------     -------
                                                                   9,460      8,950      11,700
                                                                  ======     ======     =======

                                  GENCORP INC.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                        ----------------------------------------------------
                                                        FEBRUARY 28     MAY 31     AUGUST 31     NOVEMBER 30
                                                        -----------     ------     ---------     -----------
                                                          (DOLLARS IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
1997
Net sales.............................................     $ 328        $ 403        $ 394          $ 443
                                                            ----         ----         ----           ----
Gross profit..........................................     $  62        $  77        $  74          $  84
                                                            ----         ----         ----           ----
Income before income taxes............................     $  15        $  32        $  35          $  36
                                                            ----         ----         ----           ----
Net Income............................................     $  11        $  84(1)     $  20          $  22
                                                           -----        -----        -----          -----
---------------------------------------------------------------------------------------------------------------
Earnings per share of common stock
  Primary.............................................     $ .32        $2.45        $ .50          $ .52
  Fully diluted.......................................     $ .30        $2.06        $ .49          $ .52
The sum of the quarterly E.P.S. amounts may not equal the annual amount due to changes in the number of shares outstanding during the year.
Common stock price range -- high......................        19 3/4       21  1/4      31             29 5/8
                         -- low.......................        17 1/2       18  1/8      20 7/8         21 3/4
---------------------------------------------------------------------------------------------------------------

                                                                         THREE MONTHS ENDED
                                                        ----------------------------------------------------
                                                        FEBRUARY 29     MAY 31     AUGUST 31     NOVEMBER 30
                                                        -----------     ------     ---------     -----------
                                                          (DOLLARS IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
1996
Net sales.............................................     $ 368         $378        $ 361          $ 408
                                                            ----         ----         ----           ----
Gross profit..........................................     $  56         $ 71        $  71          $  83
                                                            ----         ----         ----           ----
Unusual items.........................................     $  25         $ --        $  --          $  17
                                                            ----         ----         ----           ----
Income (loss) before income taxes.....................     $ (20)        $ 24        $  26          $  12
                                                            ----         ----         ----           ----
Net Income (Loss).....................................     $ (12)        $ 14        $  16          $  24(1)
                                                            ----         ----         ----           ----
---------------------------------------------------------------------------------------------------------------
Earnings (loss) per share of common stock
  Primary.............................................     $(.35)        $.42        $ .47          $ .69
  Fully diluted.......................................     $(.35)        $.38        $ .42          $ .60
The sum of the quarterly E.P.S. amounts may not equal the annual amount due to changes in the number of shares outstanding during the year.
Common stock price range -- high......................        13 3/8       15 7/8       15 1/2         18 5/8
                         -- low.......................        11 1/8       11 1/2       12 1/2         13 5/8
---------------------------------------------------------------------------------------------------------------

(1) Includes tax settlements of $67 million in 1997 and $16 million in 1996.

CAPITAL STOCK

     The Company's common stock is listed on the New York and Chicago Stock Exchanges. At November 30, 1997 and December 31, 1997, there were approximately 13,100 holders of record of the Company's common stock. During 1997, 1996 and 1995, the Company paid quarterly cash dividends on common stock of $.15 per share.

                                  GENCORP INC.

                       SUMMARY OF SELECTED FINANCIAL DATA

                                                             YEARS ENDED NOVEMBER 30,
                                                --------------------------------------------------
                                                 1997       1996       1995       1994       1993
                                                ------     ------     ------     ------     ------
                                                 (DOLLARS IN MILLIONS, EXCEPT PER-SHARE AND RATIO
                                                                      DATA)
NET SALES
Aerospace and defense.........................  $  584     $  494     $  520     $  594     $  872
Automotive....................................     369        448        662        605        539
Polymer products..............................     615        573        590        541        494
                                                ------     ------     ------     ------     ------
                                                $1,568     $1,515     $1,772     $1,740     $1,905
                                                ======     ======     ======     ======     ======
SEGMENT OPERATING PROFIT
Aerospace and defense.........................  $   55     $   42     $   30     $   25     $   53
Automotive....................................      29         19         25         37         25
Polymer products..............................      68         72         58         50         47
Unusual items.................................      --        (13)         4        (80)        --
                                                ------     ------     ------     ------     ------
                                                $  152     $  120     $  117     $   32     $  125
                                                ======     ======     ======     ======     ======
OPERATIONS
Income (loss) from operations.................  $  137     $   42     $   38     $  (13)    $   43
Cumulative effect of accounting changes.......      --         --         --       (213)        --
                                                ------     ------     ------     ------     ------
       Net Income (Loss)......................  $  137     $   42     $   38     $ (226)    $   43
                                                ======     ======     ======     ======     ======
EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Income (loss) from operations.................  $ 3.63     $ 1.24     $ 1.17     $ (.41)    $ 1.35
Cumulative effect of accounting changes.......      --         --         --      (6.69)        --
                                                ------     ------     ------     ------     ------
Net income (loss) primary.....................  $ 3.63     $ 1.24     $ 1.17     $(7.10)    $ 1.35
Net income (loss) fully diluted...............  $ 3.36     $ 1.15     $ 1.10     $(7.10)    $ 1.24
Cash dividends paid...........................  $  .60     $  .60     $  .60     $  .60     $  .60
OPERATING RATIOS
Return on average assets employed(1)..........    10.0%       5.1%       6.4%       1.2%       9.3%
Assets employed turnover......................     2.0x       1.8x       1.9x       2.3x       2.6x
Income (loss) from operations to net
  sales(1)....................................     4.5%       1.7%       2.1%       (.7)%      2.3%
GENERAL
Capital expenditures..........................  $   58     $   47     $   63     $   63     $   67
Depreciation..................................      56         58         70         73         74
Total assets..................................   1,432      1,330      1,458      1,455      1,213
Long-term debt................................      84        263        383        378        416

(1) Adjusted for tax settlements of $67 million in 1997 and $16 million in 1996.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of GenCorp Inc.:

     We have audited the accompanying consolidated balance sheets of GenCorp Inc. as of November 30, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended November 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GenCorp Inc. at November 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 1997, in conformity with generally accepted accounting principles.

                                            Ernst & Young LLP

Akron, Ohio
January 15, 1998

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to nominees who will stand for election as a director of the Company at the March 25, 1998 Annual Meeting of Shareholders is set forth on pages 2 and 3 of the Company's 1998 Proxy Statement and is incorporated herein by reference. Information with respect to directors of the Company whose terms extend beyond the March 25, 1998 Annual Meeting of Shareholders is set forth on pages 3 and 4 of the Company's 1998 Proxy Statement and is incorporated herein by reference.

     Also, see Executive Officers of the Registrant on pages 6 and 7 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is set forth on pages 9 through 21 of the Company's 1998 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding the security ownership of certain beneficial owners and management is set forth on pages 5 and 6 of the Company's 1998 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain transactions and employment arrangements with management is set forth on pages 15 and 16 of the Company's 1998 Proxy Statement and is incorporated herein by reference.

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

(b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended November 30, 1997.

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

                                          GENCORP INC.

February 18, 1998
                                          By /s/  W. R. PHILLIPS

                                            ------------------------------------
                                                W. R. Phillips
                                                Senior Vice President, Law;
                                                General Counsel

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURE                                TITLE                       DATE
----------------------------------------  ---------------------------------  -------------------

         /s/ J. B. YASINSKY               Chairman, Chief Executive Officer   February 18, 1998
----------------------------------------  and President
            J. B. Yasinsky

         /s/ D. M. STEUERT                Senior Vice President and Chief     February 18, 1998
----------------------------------------  Financial Officer
            D. M. Steuert

         /s/ P. J. PARR                   Director-Audit, Accounting & Tax    February 18, 1998
----------------------------------------  (principal accounting officer)
            P. J. Parr

*                                         Director                            February 18, 1998
----------------------------------------
C. A. Corry

*                                         Director                            February 18, 1998
----------------------------------------
W. K. Hall

*                                         Director                            February 18, 1998
----------------------------------------
R. K. Jaedicke

*                                         Director                            February 18, 1998
----------------------------------------
P. X. Kelley

*                                         Director                            February 18, 1998
----------------------------------------
R. D. Kunisch
*                                         Director                            February 18, 1998
----------------------------------------
D. E. McGarry

*                                         Director                            February 18, 1998
----------------------------------------
J. M. Osterhoff

*                                         Director                            February 18, 1998
----------------------------------------
S. W. Percy

*                                         Director                            February 18, 1998
----------------------------------------
P. J. Phoenix

*                                         Director                            February 18, 1998
----------------------------------------
R. B. Pipes

*Signed by the undersigned as
 attorney-in-fact and agent for the
 Directors indicated.

         /s/ E. R. DYE                                                        February 18, 1998
----------------------------------------
            E. R. Dye

                           ANNUAL REPORT ON FORM 10-K
                     ITEM 14(a)(1)(2) AND (3), (c) AND (d)
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                                 EXHIBIT INDEX
                                CERTAIN EXHIBITS
                      FISCAL YEAR ENDED NOVEMBER 30, 1997
                                  GENCORP INC.
                           FAIRLAWN, OHIO 44333-3300

                                  GENCORP INC.

                             ITEM 14(a)(1) AND (2)
        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                        PAGE
                                                                                       NUMBER
                                                                                       ------
(1) FINANCIAL STATEMENTS:
The following consolidated financial statements of GenCorp Inc. are included in Item
  8:
  Consolidated Statements of Income for the years ended November 30, 1997, 1996 and
     1995...........................................................................     14
  Consolidated Balance Sheets at November 30, 1997 and 1996.........................     15
  Consolidated Statements of Cash Flows for the years ended November 30, 1997, 1996
     and 1995.......................................................................     16
  Consolidated Statements of Shareholders' Equity for the years ended November 30,
     1997, 1996 and 1995............................................................     17

Notes to Consolidated Financial Statements..........................................     18

(2) FINANCIAL STATEMENT SCHEDULES:

All consolidated financial statement schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

                        CONSENT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
GenCorp Inc.

     We consent to the incorporation by reference in the Prospectuses constituting part of GenCorp Inc.'s Registration Statements No. 333-35621, 33-61928, 33-28056 and 2-98730 on Form S-8, Post Effective Amendment No. 1 to Registration Statements No. 2-80440 and 2-83133 on Form S-8, and Post Effective Amendment No. 4 to Registration Statement No. 2-66840 on Form S-8 of our report dated January 15, 1998, with respect to the consolidated financial statements of GenCorp Inc. included in this Annual Report (Form 10-K) for the year ended November 30, 1997.

                                          Ernst & Young LLP

Akron, Ohio
February 18, 1998

                                 EXHIBIT INDEX

 TABLE                                        EXHIBIT                                     EXHIBIT
ITEM NO.                                    DESCRIPTION                                   LETTER
--------   -----------------------------------------------------------------------------  -------
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

  10.      MATERIAL CONTRACTS
           10.(iii)(A) MANAGEMENT CONTRACTS, COMPENSATORY PLANS OR ARRANGEMENTS
           An Employment Agreement dated October 15, 1993 between the Company and J. B.
           Yasinsky, President and Chief Operating Officer of the Company was filed as
           Exhibit A to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1993 (File No. 1-1520), and is incorporated herein by reference. (4 pages)
           Employment Agreement dated May 10, 1996 between the Company and Nathaniel J.
           Mass was filed as Exhibit A to the Company's Annual Report on Form 10-K for
           the fiscal year ended November 30, 1996 (File No. 1-1520), and is incorporated herein by reference. (5 pages)
           Employment Agreement dated July 28, 1997 between the Company and Robert A.
           Wolfe. (4 pages)                                                                  A
           Severance Agreement dated as of November 12, 1997 between the Company and
           John B. Yasinsky. (22 pages)                                                      B
           Severance Agreement dated as of November 12, 1997 between the Company and
           Nathaniel J. Mass. (22 pages)                                                     C

 TABLE                                        EXHIBIT                                     EXHIBIT
ITEM NO.                                    DESCRIPTION                                   LETTER
--------   -----------------------------------------------------------------------------  -------
           Severance Agreement dated as of November 12, 1997 between the Company and
           Robert A. Wolfe. (22 pages)                                                       D

           Form of Severance Agreement granted as of November 12, 1997 to certain
           executive officers of the Company (other than the three officers identified       E
           above). (22 pages)

           GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors effective
           January 1, 1992 and as last amended January 30, 1998. (20 pages)                  F
           Retirement Plan for Nonemployee Directors of GenCorp Inc. as amended January
           30, 1998. (6 pages)                                                               G

           GenCorp Inc. Long-Term Incentive Program effective January 27, 1993 and as
           last amended November 12, 1997. (23 pages)                                        H
           GenCorp Inc. Executive Incentive Compensation Program as amended January 30,
           1998. (24 pages)                                                                  I

           GenCorp 1996 Supplemental Retirement Plan for Management Employees effective
           March 1, 1996 was filed as Exhibit B to the Company's Annual Report on Form
           10-K for the fiscal year ended November 30, 1996 (File No. 1-1520), and is incorporated herein by reference. (15 pages)

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

           Amendment to the GenCorp Inc. and Participating Subsidiaries Stock Incentive
           Compensation Plan, effective July 13, 1995, was filed as Exhibit C to the
           Company's Annual Report on Form 10-K for the fiscal year ended November 30,
           1996 (File No. 1-1520), and is incorporated herein by reference. (13 pages)

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

 TABLE                                        EXHIBIT                                     EXHIBIT
ITEM NO.                                    DESCRIPTION                                   LETTER
--------   -----------------------------------------------------------------------------  -------

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

  11.      STATEMENT RE COMPUTATION OF PER SHARE EARNINGS                                    J
           (1 page)

  21.      SUBSIDIARIES OF THE REGISTRANT                                                    K
           Listing of Subsidiaries (1 page)

  23.      CONSENTS OF EXPERTS
           Consent of Ernst & Young LLP is contained on page GC-2 of this Form 10-K and is incorporated herein by reference.

  24.      POWER OF ATTORNEY                                                                 L
           Powers of Attorney executed by C. A. Corry, W. K. Hall, R. K. Jaedicke, P. X.
           Kelley, R. D. Kunisch, D. E. McGarry, J.M. Osterhoff, S. W. Percy, P. J.
           Phoenix, and R. B. Pipes, Directors of the Company. (10 pages)

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