Form 10-Q
period 1998-02-28
GENCORP INC
filed 1998-04-09
CIK 40888

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549




                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended February 28, 1998           Commission File Number 1-1520
                      -----------------                                  ------


                                  GenCorp Inc.
                                ----------------
             (Exact name of registrant as specified in its charter)


             Ohio                                       34-0244000
------------------------------             -------------------------------------
   (State of incorporation)                 (I.R.S. Employer Identification No.)


                175 Ghent Road Fairlawn, Ohio          44333-3300
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

At March 31, 1998, there were 41,489,100 outstanding shares of GenCorp Inc.'s Common Stock, par value $.10.

GenCorp Inc.


Table of Contents

Part I. Financial Information                                          Page No.
                                                                       --------
      Item 1. Financial Statements

             Condensed Consolidated Statements of Income -
                   Three Months Ended February 28, 1998 and 1997         -3-

             Condensed Consolidated Balance Sheets -
                   February 28, 1998 and November 30, 1997               -4-

             Condensed Consolidated Statements of Cash Flows -
                   Three Months Ended February 28, 1998 and 1997         -5-

             Notes to the Unaudited Interim Condensed Consolidated
                   Financial Statements                                  -6-

      Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      -12-

Part II. Other Information

      Item 1. Legal Proceedings                                         -15-

      Item 4. Submission of Matters to a Vote of Security Holders       -16-

      Item 5. Other Information                                         -16-

      Item 6. Exhibits and Reports on Form 8-K                          -17-

Signatures                                                              -18-

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                                  GenCorp Inc.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in millions, except per share data)

                                                                       Unaudited
                                                                   Three Months Ended
                                                              ------------------------------
                                                              February 28,      February 28,
                                                                  1998               1997
                                                              ------------------------------

NET SALES                                                      $    365.5        $    328.0
                                                               ----------        ----------

COSTS AND EXPENSES
Cost of products sold                                               290.6             259.1
Selling, general and administrative                                  37.0              34.9
Depreciation                                                         15.7              13.4
Interest expense                                                      2.1               5.7
Other (income) and expense, net                                      (1.3)              (.2)
                                                               ----------        ----------
                                                                    344.1             312.9
                                                               ----------        ----------
INCOME BEFORE INCOME TAXES                                           21.4              15.1
Income tax provision                                                  8.6               4.0
                                                               ----------        ----------

NET INCOME                                                     $     12.8        $     11.1
                                                               ==========        ==========

EARNINGS PER SHARE OF COMMON STOCK
Basic                                                          $      .31        $      .33
Diluted                                                        $      .31        $      .30

Average number of shares of common stock outstanding (in
    thousands)
Basic                                                              41,349            33,509
Diluted                                                            41,942            41,113

Cash dividends paid per share of common stock                  $      .15        $      .15




     The accompanying notes to the unaudited interim condensed consolidated financial statements are an integral part of these statements.

                                  GenCorp Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollars in millions)

                                                                      Unaudited       Audited
                                                                     February 28,    November 30,
                                                                        1998             1997
                                                                   -----------------------------
CURRENT ASSETS:
Cash and equivalents                                                  $   20.9        $   18.4
Accounts receivable                                                      244.9           252.2
Inventories                                                              134.3           157.2
Prepaid expenses and other                                                59.1            56.4
                                                                      --------        --------
TOTAL CURRENT ASSETS                                                     459.2           484.2
                                                                      --------        --------

Recoverable from U.S. Government and third
    parties for environmental remediation                                166.5           167.8
Deferred income taxes                                                    151.1           151.0
Prepaid pension                                                          119.6           116.1
Investments and other assets                                             102.9           103.3

Property, plant and equipment:
    At cost                                                            1,129.3         1,121.1
    Accumulated depreciation                                            (724.3)         (711.4)
                                                                      --------        --------
       Net property, plant and equipment                                 405.0           409.7
                                                                      --------        --------
TOTAL ASSETS                                                          $1,404.3        $1,432.1
                                                                      ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Notes payable                                                         $   43.5        $   25.5
Accounts payable - trade                                                  81.3           102.3
Income taxes                                                              27.0            21.3
Other current liabilities                                                206.8           241.1
                                                                      --------        --------
TOTAL CURRENT LIABILITIES                                                358.6           390.2
                                                                      --------        --------

Long-term debt                                                            93.2            83.6
Postretirement benefits other than pensions                              330.0           335.3
Environmental reserves                                                   270.0           274.2
Other liabilities                                                         65.7            67.5

SHAREHOLDERS' EQUITY
Preference stock - (none outstanding)                                        -               -
Common stock - $0.10 par value; 41.4 million shares outstanding            4.1             4.1
Other capital                                                            148.1           146.4
Retained earnings                                                        145.8           139.2
Cumulative currency translation adjustments                              (11.2)           (8.4)
                                                                      --------        --------
TOTAL SHAREHOLDERS' EQUITY                                               286.8           281.3
                                                                      --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $1,404.3        $1,432.1
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

                                  GenCorp Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)

                                                                                        Unaudited
                                                                                    Three Months Ended
                                                                                       February 28,
                                                                                     1998          1997
                                                                              ------------------------------
OPERATING ACTIVITIES
Net income                                                                           $12.8        $11.1
Depreciation, amortization and gain/loss on disposal of fixed assets                  16.4         15.0
Deferred income taxes                                                                  (.1)        (2.2)
Changes in operating assets and liabilities net of effects of acquisitions and dispositions of businesses and exchange rate changes:
     Current assets                                                                   26.5        (21.0)
     Current liabilities                                                             (49.2)       (58.5)
     Other non-current assets                                                         (3.2)         3.8
     Other non-current liabilities                                                   (11.2)        (6.6)
                                                                                     -----        -----
NET CASH USED IN OPERATING ACTIVITIES                                                 (8.0)       (58.4)
                                                                                     -----        -----

INVESTING ACTIVITIES
Capital expenditures                                                                 (12.9)        (8.2)
Proceeds from asset dispositions                                                        .3          4.8
                                                                                     -----        -----
NET CASH USED IN INVESTING ACTIVITIES                                                (12.6)        (3.4)
                                                                                     -----        -----

FINANCING ACTIVITIES
Long-term debt incurred                                                               20.0         60.1
Long-term debt paid                                                                  (10.4)        (1.0)
Net short-term debt incurred                                                          18.0          2.4
Dividends                                                                             (6.2)        (5.0)
Other equity transactions                                                              1.7         (5.9)
                                                                                     -----        -----
NET CASH PROVIDED BY FINANCING ACTIVITIES                                             23.1         50.6
                                                                                     -----        -----

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                        2.5        (11.2)
Cash and equivalents at beginning of year                                             18.4         22.6
                                                                                     -----        -----
Cash and equivalents at end of period                                                $20.9        $11.4
                                                                                     =====        =====

Cash paid for interest was $2.1 million and $8.1 million for the three months ended February 28, 1998 and 1997, respectively. Cash paid for income taxes was $2.9 million and $22.7 million for the three months ended February 28, 1998 and 1997, respectively.



     The accompanying notes to the unaudited interim condensed consolidated financial statements are an integral part of these statements.

                                  GenCorp Inc.
              NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

Note A - Basis of Presentation
------------------------------

    The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included or incorporated by reference in the GenCorp Inc. (Company) Annual Report on Form 10-K for the fiscal year ended November 30, 1997.

    All normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the three months ended February 28, 1998 and 1997, have been reflected. The results of operations for the three months ended February 28, 1998, are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note B - Earnings Per Share
---------------------------

    In 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share" (SFAS 128). SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts presented have been restated to conform to SFAS 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                                        Unaudited
                                                                                                    Three Months Ended
                                                                                                        February 28,
(Dollars in millions, shares in thousands)                                                      1998                   1997
                                                                                                ---------------------------
Numerator for basic earnings per share - income available
    to common stockholders                                                                      $12.8                 $11.1
Effect of dilutive securities:
    Interest on 8% convertible subordinated debentures, net of tax                                 -                    1.4
                                                                                                -----                 -----

Numerator for diluted earnings per share - income available
    to common stockholders after assumed conversions                                            $12.8                 $12.5
                                                                                                =====                 =====

---------------------------

                                                               Unaudited
                                                           Three Months Ended
                                                              February 28,
                                                           1998         1997
                                                         ---------------------
Denominator for basic earnings per share -
    weighted average shares                               41,349       33,509

Effect of dilutive securities:
    8% convertible subordinated debentures                     -        7,158
    Employee stock options                                   578          415
    Other                                                     15           31
                                                          ------       ------
Dilutive potential common shares                             593        7,604
                                                          ------       ------

Denominator for diluted earnings per share -
    weighted average shares and assumed conversions       41,942       41,113
                                                          ======       ======

Basic earnings per share                                  $ 0.31       $ 0.33
                                                          ======       ======

Diluted earnings per share                                $ 0.31       $ 0.30
                                                          ======       ======

Note C - Acquisitions
---------------------

    On March 1, 1998, the Company acquired The Goodyear Tire & Rubber Company's Calhoun, Georgia latex facility for $74 million in cash subject to a working capital adjustment. The acquisition will be accounted for as a purchase and will result in goodwill of approximately $60 million which will be amortized over 40 years.

    On April 7, 1998, the Company announced that an agreement in principle had been reached with United Kingdom based Walker Greenbank PLC to purchase its commercial wallcovering business. The transaction is subject to due diligence, negotiation of definitive agreement, regulatory approvals and approval by Walker Greenbank shareholders.

Note D - Income Taxes
---------------------

    The Company reduced its tax expense in the first quarter of 1997 by $2 million due to the receipt of a federal income tax settlement for tax credits, timing of deductions and related interest.

Note E - Inventories
--------------------

    Inventories are stated at the lower of cost or market value. A portion of the inventories is priced by use of the last-in, first-out (LIFO) method using various dollar value pools. Interim LIFO determinations involve management's judgments of expected year-end inventory levels. Components of inventory are as follows:

                                                                       Unaudited            Audited
                                                                      February 28,        November 30,
          (Dollars in millions)                                          1998                 1997
                                                                     --------------------------------
           Raw materials and supplies                                 $    37.6            $    42.9
           Work-in-process                                                  7.7                  8.6
           Finished products                                               58.6                 59.1
                                                                      ---------            ---------
               Approximate replacement cost of inventories                103.9                110.6
           Reserves, primarily LIFO                                       (39.3)               (39.1)
           Long-term contracts at average cost                            229.5                199.0
           Progress payments                                             (159.8)              (113.3)
                                                                      ---------            ---------
                                                                      $   134.3            $   157.2
                                                                      =========            =========

Note F - Long-term Debt and Credit Lines
----------------------------------------

    On May 17, 1996, the Company entered into a new five-year unsecured $400 million revolving credit facility (Facility) which expires in May 2001. As of February 28, 1998, unused and available revolving lines of credit totaled $297 million. The Company paid a variable commitment fee, which was 1/5 of one percent, on the unused balance. Interest rates were variable, primarily based on LIBOR, and were at an average rate of 6.3 percent. The Facility contains various debt restrictions and provisions relating to net worth, interest coverage and debt to earnings before interest, taxes, depreciation and amortization (Debt/EBITDA) ratios. As of February 28, 1998, the Company was required to maintain consolidated net worth of at least $150 million.

    At February 28, 1998, the Company had unsecured, uncommitted lines of credit with several banks for short-term borrowings aggregating $101 million, of which $40 million was outstanding. Borrowings under such lines generally bear interest at money market rates and are payable on demand. The Company also had outstanding letters of credit totaling $23 million at February 28, 1998 of which $13 million was issued under the Facility.

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

----------------------

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

    At February 28, 1998, Aerojet had total reserves of $257 million for costs to remediate the above sites and has recognized $179 million for probable future recoveries. These estimates will be subject to change as work progresses, additional experience is gained and environmental standards are revised. Legal proceedings to obtain reimbursements of environmental costs from insurers are continuing.

----------------------

Lawrence, Massachusetts

    The Company has studied remediation alternatives for its closed Lawrence, Massachusetts facility, which was contaminated with PCBs, and has begun site remediation and off-site disposal of debris. The Company has a reserve of $21 million for estimated decontamination and long-term operating and maintenance costs of this site. The reserve represents the Company's best estimate for the remaining remediation costs. Estimates of future remediation costs could range as high as $42 million depending on the results of future testing and the ultimate remediation alternatives undertaken at the site. The time frame for remediation is currently estimated to range from 6 to 11 years.

Other Sites

    The Company is also currently involved, together with other companies, in 28 other Superfund and non-superfund remediation sites. In many instances, the Company's liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company's involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company's experience, interim and final allocations of liability costs are generally made based on relative contributions of waste. Based on the Company's previous experience, its allocated share has frequently been minimal, in many instances less than 1 percent. The Company has reserves of approximately $26 million as of February 28, 1998 which it believes are sufficient to cover its best estimate of its share of the environmental remediation costs at these other sites. Also, the Company is seeking recovery of its costs from its insurers.

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

----------------------

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Condition
---------------------------------------

    Cash flow used in operating activities for the first quarter of 1998 was $8 million as compared to $58 million for the first quarter of 1997. This decrease was due to reduced working capital requirements.

    At February 28, 1998, GenCorp's total debt was $137 million versus $359 million a year ago. The decrease in debt resulted from the conversion of debentures and the use of proceeds from the collection of a tax settlement in the third quarter of 1997. Interest expense decreased to $2.1 million in the first quarter of 1998 versus $5.7 million in the comparable period a year ago, primarily due to lower debt levels. Equity increased to $287 million, and the debt to total capital ratio was 32 percent at the end of the first quarter of 1998.

Material Changes in Results of Operations
-----------------------------------------

    Sales increased 11 percent during the first quarter of 1998 to $365.5 million as compared to $328.0 million during the first quarter of 1997. Segment operating profit for the first quarter of 1998 improved 14 percent to $29.6 million, versus $26.0 million for the first quarter of 1997. Corresponding operating profit margins improved to 8.1 percent in the first quarter of 1998, compared to 7.9 percent for the same period of 1997.

    Within the Company's polymer products segment, net sales increased 10 percent to $147.5 million compared to $134.0 million in the first quarter of 1997. Specialty Polymers and Decorative & Building Products recorded double-digit sales increases, while Penn Racquet Sports experienced slightly lower volumes. Specialty Polymers generated higher latex shipments in its major product lines, while Decorative & Building Products' sales improved in paper laminates, heat transfer printing, commercial wallcovering, building systems, and coated fabrics.

    The polymer products segment achieved a 43 percent increase in operating profit during the first quarter of 1998 to $14.6 million, compared to $10.2 million in the first quarter of 1997. Similarly, polymer products' operating profit margins improved to 9.9 percent from 7.6 percent. Lower raw material prices, reduced quality costs, and cost reduction programs led the margin expansion. The segment also continues to invest in technology to support value-creating growth initiatives.

    On March 1, 1998, the Company acquired The Goodyear Tire & Rubber Company's Calhoun, Georgia latex facility. This acquisition is expected to add over $50 million in annualized sales for Specialty Polymers and provide a strategic southeastern geographic access to important carpet customers. Decorative & Building Products' continuing investment in the development of new coating technologies and equipment will enhance performance characteristics on a wide range of decorative laminates and film products.

    On April 7, 1998, the Company announced that an agreement in principle had been reached with United Kingdom based Walker Greenbank PLC to purchase its commercial wallcovering business. The transaction is subject to due diligence, negotiation of definitive agreement, regulatory approvals and approval by Walker Greenbank shareholders.

    In the first quarter of 1998, Aerojet's sales increased 30 percent to $135.4 million as compared to $104.4 million in the first quarter of 1997. Higher sales on the Space-Based Infrared System (SBIRS) and growth in Custom Chemicals were major contributors to the sales increase.

-----------------------------------------

    Aerojet's operating profit for the first quarter of 1998 was up 38 percent to $14.2 million, compared to $10.3 million in the first quarter of 1997. Contract mix and higher Custom Chemicals shipments contributed to the improvement. Operating profit margins expanded to 10.5 percent versus 9.9 percent during the same period last year.

    During the quarter, new funded contract awards for Aerojet totaled $96 million, including a $15 million six year Active Protection System contract from the U.S. Army Research, Development and Engineering Center to design, develop and deliver five warhead systems, and $9 million for warhead production on the TOW-2A. Contract backlog totaled $1.8 billion at the end of the quarter. Also, Aerojet's liquid propulsion systems performed successfully on four Delta II launches carrying military and commercial communication satellite payloads.

    Aerojet continues to make progress on its efforts to realize value on surplus real estate, including its land adjacent to its propulsion manufacturing facility near Sacramento, California. Breakthrough negotiations with state regulators to delete an initial 1,100 acres of Sacramento real estate from a state investigation order now allow for future development. Aerojet is moving forward with plans for entitlement of the property, a process estimated to take two to three years to complete. Land sales could commence now for unentitled land, or after the completion of the entitlement process for maximum value, and reach significant levels over a three to six year period.

    Automotive segment sales were $82.6 million in the first quarter of 1998, versus $89.6 million in the same 1997 quarter. The anticipated sales decline resulted from customer shutdown of several older platforms, partially offset by accelerated launches of new replacement platforms. Operating profit declined to $0.8 million versus $5.5 million in the first quarter of 1997. The operating profit decline, which was largely anticipated, was due to accelerated launch costs on several new major platforms, slower than anticipated labor reductions in Europe, and negative exchange rate variances from the segment's foreign operations.

Value-Creating Growth Strategy
------------------------------

    As part of GenCorp's announced value-creating growth strategy, management expects that the Company will become more focused as a stronger player in fewer businesses with higher value enhancing growth potential. To execute this strategy, the Company may exit non-strategic businesses and will aggressively focus on organic growth in all remaining businesses and seek out vehicles for "new but related" growth to expand its strongest businesses which have been identified as GenCorp's growth platforms. Growth platform businesses include Specialty Polymers, Decorative & Building Products, and Space Surveillance and Smart Munitions sectors of Aerojet. Attractive related markets, products and programs will be targeted in these areas, along with organic growth and opportunities for acquisition or alliance strategies.

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

---------------------

    The nature of environmental investigation and cleanup activities often makes it difficult to determine the timing and amount of any estimated future costs that may be required for remedial measures. However, the Company reviews these matters and accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and the amount of the liability (usually based upon proportionate sharing) can be reasonably estimated. The Company's Condensed Consolidated Balance Sheet at February 28, 1998 reflects accruals of $304 million and amounts recoverable of $179 million from the U.S. Government and other third parties for such costs.

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

Information Systems and the Year 2000
-------------------------------------

    The Company is currently engaged in a comprehensive project to upgrade its information, technology, manufacturing and facilities computer software programs to address the Year 2000 issue. Many of the Company's systems include new hardware and packaged software recently purchased from large vendors who have represented that these systems are already Year 2000 compliant. The Company is in the process of obtaining assurances from vendors that timely updates will be made available to make all remaining purchased software Year 2000 compliant.

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

Forward-Looking Statements
--------------------------

    This report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements may present (without limitation) management's expectations, beliefs, plans and objectives, future financial performance, and assumptions or judgments concerning such matters. Any discussions contained in this report, except to the extent that they contain historical facts, are forward-looking and accordingly involve estimates, assumptions, judgments and uncertainties. There are a number of factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements. Such factors are detailed in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997 filed with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1. Legal Proceedings
-------------------------

    Information concerning legal proceedings, including proceedings relating to environmental matters, which appears in Note G beginning on page 8 of this report is incorporated herein by reference.

Santamaria v. Suburban Water Systems
------------------------------------

    On July 2, 1997, a "toxic tort" lawsuit was filed in the Los Angeles County Superior Court, SANTAMARIA V. SUBURBAN WATER SYSTEMS, Docket No. KC 025995, naming as defendants 19 manufacturing companies, (including Aerojet), and 5 water companies. The complaint was subsequently amended to add additional plaintiffs and two additional defendant public water companies and has been served on the private water companies but not on the industrial PRPs. On January 15, 1998, the plaintiffs represented to the Court that Aerojet and the other manufacturing defendants would be served within the next sixty days. We understand that most have now been served, although Aerojet is still awaiting service. On March 30, 1998, the Court granted a motion for change of venue and transferred the case to Ventura County which is immediately northwest of Los Angeles. Further activity will not take place in the case until it has been assigned to a new judge. The several hundred plaintiffs, all of whom reside or resided in the San Gabriel Valley of Los Angeles (SGV), alleged that the defendants placed hazardous chemicals in the soil, groundwater and air in the SGV and provided contaminated well water to the plaintiffs for many years. The causes of action alleged are negligence, wrongful death, strict liability, trespass, nuisance, negligence per se, ultrahazardous activity and fraudulent concealment, and the plaintiffs seek personal injury and property damages in an unspecified amount and punitive damages. They also seek a court order to stop the allegedly tortious activity, but no preliminary injunctive relief is sought. Aerojet has notified its insurers and will vigorously defend this action.

Allen, et al. v. Aerojet, MDC, Southern California Water Company, et al.
------------------------------------------------------------------------
Adams, et al. v. Aerojet, MDC, Southern California Water Company, et al.
------------------------------------------------------------------------

    On December 8, 1997 and March 2, 1998, similar but unrelated "toxic tort" complaints were filed in Sacramento Superior Court. The plaintiffs seek compensation for damages for alleged personal injuries and property damages related to exposure to groundwater contamination in eastern Sacramento County, California. Aerojet was served on January 14, 1998 in ALLEN and is not yet served in ADAMS. Aerojet will vigorously defend these matters. In addition to Aerojet, McDonnell-Douglas Corporation (now Boeing) and two Sacramento water purveyors are defendants. Aerojet has also notified its insurers of these actions.

    Because of these (and other similar recent) "toxic tort" lawsuits which named California water purveyors as defendants, on March 12, 1998, the California Public Utilities Commission (PUC) announced a wide ranging investigation of drinking water quality in California. The PUC's General Counsel has publicly stated that he believes under the California Constitution the PUC's jurisdiction overrides that of the Courts in this area. Accordingly, Aerojet is also preparing to defend its interests before the PUC.

--------------------------

In re:  Proposition 65 Notices
------------------------------

    Aerojet was served in November and December 1997 with notices from a private group alleging that it has released chemicals into air and groundwater from its Sacramento facility in violation of California's Proposition 65 and without filing sufficiently detailed public notifications as required by Proposition 65. Following collection and review of all of its Proposition 65 records, air release reports and groundwater reports, Aerojet believes it is in compliance with Proposition 65 and has so advised the California Attorney General's office. While compliance with Proposition 65 is a defense, private litigation may still be filed. Aerojet's insurance carriers have been notified of these claims.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

    At the Company's Annual Meeting of Shareholders held on March 25, 1998, holders of GenCorp Common Stock elected General Paul X. Kelley, Diane E. McGarry, Dr. R. Byron Pipes and Steven W. Percy as directors to serve a three year term expiring in 2001. Shareholders also ratified the Board of Directors' appointment of Ernst & Young LLP as the Company's independent auditors for 1998.

Following is the final result of the Common votes cast:

A)    Election of Directors:

                                                                              Broker
                                         For              Withheld           Nonvotes

       General Paul X. Kelley           36,532,160            339,616             -0-
                                     -------------      -------------        --------

       Diane E. McGarry                 36,566,587            305,189             -0-
                                     -------------      -------------        --------

       Dr. R. Byron Pipes               36,561,437            310,339             -0-
                                     -------------      -------------        --------

       Steven W. Percy                  36,569,056            302,720             -0-
                                     -------------      -------------        --------

B) Ratification of the Board of Directors' appointment of Ernst & Young LLP as independent auditors:

                                                                        Broker
     For:   36,685,089   Against:     105,862   Abstain:     80,825     Nonvotes:    -0-
          ------------            -----------            ----------               --------

Item 5.  Other Information
--------------------------

    Effective January 30, 1998, Ambassador J. Gary Cooper, Chairman and Chief Executive Officer of Commonwealth National Bank, Mobile, Alabama, and former United States Ambassador to Jamaica, was elected a director of the Company. At the annual meeting of shareholders held on March 25, 1998, Paul J. Phoenix retired from service on the Board of Directors, bringing the number of directors to eleven.

--------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

        a) Exhibits
           --------

           Table                                                                                          Exhibit
           Item No.                   Exhibit Description                                                 Number
           --------------------------------------------------------------------------------------------------------
                10                    Material Contracts
                                      10.(iii)(A) Management contracts, compensatory
                                      plans or arrangements

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
                                      (Filed for EDGAR only)

        b) Reports on Form 8-K
           -------------------

           There have been no reports on Form 8-K filed during the quarter ended February 28, 1998.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              GENCORP INC.



Date     April 9, 1998                        By  /s/ D. M. Steuert
       ------------------------                   ------------------------------
                                                  D. M. Steuert
                                                  Senior Vice President and
                                                  Chief Financial Officer




Date     April 9, 1998                        By  /s/ W. R. Phillips
       ------------------------                   ------------------------------
                                                  W. R. Phillips
                                                  Senior Vice President, Law;
                                                  General Counsel