Form 10-Q
period 1998-05-31
GENCORP INC
filed 1998-07-06
CIK 40888

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549




                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   For the quarter ended May 31, 1998            Commission File Number 1-1520
                         ------------                                   ------


                                  GenCorp Inc.
                            ------------------------
             (Exact name of registrant as specified in its charter)


             Ohio                                        34-0244000
   ------------------------                 ------------------------------------
   (State of incorporation)                 (I.R.S. Employer Identification No.)


                    175 Ghent Road Fairlawn, Ohio      44333-3300
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

At June 30, 1998, there were 41,528,011 outstanding shares of GenCorp Inc.'s Common Stock, par value $.10.

GenCorp Inc.


Table of Contents

Part I. Financial Information                                              Page No.
                                                                           --------
      Item 1. Financial Statements

             Condensed Consolidated Statements of Income -
                   Three Months and Six Months Ended May 31, 1998 and 1997   -3-

             Condensed Consolidated Balance Sheets -
                   May 31, 1998 and November 30, 1997                        -4-

             Condensed Consolidated Statements of Cash Flows -
                   Six Months Ended May 31, 1998 and 1997                    -5-

             Notes to the Unaudited Interim Condensed Consolidated
                   Financial Statements                                      -6-

      Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          -12-

Part II. Other Information

      Item 1. Legal Proceedings                                             -16-

      Item 6. Exhibits and Reports on Form 8-K                              -18-

Signatures                                                                  -19-

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                                  GenCorp Inc.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in millions, except per share data)

                                                            Unaudited                         Unaudited
                                                        Three Months Ended                 Six Months Ended
                                                   ---------------------------       ----------------------------
                                                     May 31,          May 31,         May 31,          May 31,
                                                      1998             1997            1998              1997
                                                   ---------------------------       ----------------------------

NET SALES                                          $    431.9       $    403.5       $    797.4       $    731.5
                                                   ----------       ----------       ----------       ----------

COSTS AND EXPENSES
Cost of products sold                                   339.5            319.3            630.1            578.4
Selling, general and administrative                      37.2             36.2             74.2             71.1
Depreciation                                             16.0             14.5             31.7             27.9
Interest expense                                          3.1              6.2              5.2             11.9
Other (income) and expense, net                            .7             (4.3)             (.6)            (4.5)
Unusual items                                             (.2)               -              (.2)               -
                                                   ----------       ----------       ----------       ----------
                                                        396.3            371.9            740.4            684.8
                                                   ----------       ----------       ----------       ----------
INCOME BEFORE INCOME TAXES                               35.6             31.6             57.0             46.7
Income tax provision (benefit)                           14.2            (52.5)            22.8            (48.5)
                                                   ----------       ----------       ----------       ----------

NET INCOME                                         $     21.4       $     84.1       $     34.2       $     95.2
                                                   ==========       ==========       ==========       ==========

EARNINGS PER SHARE OF COMMON STOCK
Basic                                              $      .51       $     2.51       $      .83       $     2.84
Diluted                                            $      .51       $     2.08       $      .81       $     2.38

Average number of shares of common stock
    outstanding (in thousands)
Basic                                                  41,482           33,554           41,416           33,529
Diluted                                                42,210           41,151           42,064           41,114

Cash dividends paid per share of common stock      $      .15       $      .15       $      .30       $      .30





     The accompanying notes to the unaudited interim condensed consolidated financial statements are an integral part of these statements.

                                  GenCorp Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollars in millions)

                                                                    Unaudited      Audited
                                                                      May 31,     November 30,
                                                                       1998           1997
                                                                   --------------------------
CURRENT ASSETS:
Cash and equivalents                                                 $   21.2       $   18.4
Accounts receivable                                                     256.2          252.2
Inventories                                                             133.4          157.2
Prepaid expenses and other                                               57.9           56.4
                                                                     --------       --------
TOTAL CURRENT ASSETS                                                    468.7          484.2
                                                                     --------       --------

Recoverable from U.S. Government and third
    parties for environmental remediation                               165.6          167.8
Deferred income taxes                                                   151.5          151.0
Prepaid pension                                                         122.7          116.1
Investments and other assets                                            158.9          103.3

Property, plant and equipment:
    At cost                                                           1,157.4        1,121.1
    Accumulated depreciation                                           (745.3)        (711.4)
                                                                     --------       --------
       Net property, plant and equipment                                412.1          409.7
                                                                     --------       --------
TOTAL ASSETS                                                         $1,479.5       $1,432.1
                                                                     ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Notes payable                                                        $   35.9       $   25.5
Accounts payable - trade                                                 75.0          102.3
Income taxes                                                             35.3           21.3
Other current liabilities                                               228.8          241.1
                                                                     --------       --------
TOTAL CURRENT LIABILITIES                                               375.0          390.2
                                                                     --------       --------

Long-term debt                                                          142.0           83.6
Postretirement benefits other than pensions                             326.0          335.3
Environmental reserves                                                  265.7          274.2
Other liabilities                                                        65.8           67.5

SHAREHOLDERS' EQUITY
Preference stock - (none outstanding)                                       -              -
Common stock - $0.10 par value; 41.5 million shares outstanding           4.2            4.1
Other capital                                                           150.2          146.4
Retained earnings                                                       161.0          139.2
Cumulative currency translation adjustments                             (10.4)          (8.4)
                                                                     --------       --------
TOTAL SHAREHOLDERS' EQUITY                                              305.0          281.3
                                                                     --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $1,479.5       $1,432.1
                                                                     ========       ========

     The accompanying notes to the unaudited interim condensed consolidated financial statements are an integral part of these statements.

                                  GenCorp Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)

                                                                                        Unaudited
                                                                                     Six Months Ended
                                                                                         May 31,
                                                                                     1998         1997
                                                                                    -------------------
OPERATING ACTIVITIES
Net income                                                                          $ 34.2       $ 95.2
Unusual items                                                                          (.2)           -
Depreciation, amortization and gain/loss on disposal of fixed assets                  33.3         29.6
Deferred income taxes                                                                  (.5)        (1.3)
Changes in operating assets and liabilities net of effects of acquisitions and dispositions of businesses and exchange rate changes:
     Current assets                                                                   23.5        (39.5)
     Current liabilities                                                             (32.0)         8.3
     Other non-current assets                                                         (4.6)           -
     Other non-current liabilities                                                   (19.6)       (12.1)
                                                                                    ------       ------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             34.1         80.2
                                                                                    ------       ------

INVESTING ACTIVITIES
Capital expenditures                                                                 (32.9)       (18.6)
Proceeds from asset dispositions                                                      15.3         13.1
Acquisitions                                                                         (73.8)       (46.5)
Investments and other; net                                                             (.2)         2.6
                                                                                    ------       ------
NET CASH USED IN INVESTING ACTIVITIES                                                (91.6)       (49.4)
                                                                                    ------       ------

FINANCING ACTIVITIES
Long-term debt incurred                                                              120.0        100.1
Long-term debt paid                                                                  (61.6)      (102.3)
Net short-term debt incurred (paid)                                                   10.4        (14.8)
Dividends                                                                            (12.4)       (10.0)
Other equity transactions                                                              3.9         (7.7)
                                                                                    ------       ------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   60.3        (34.7)
                                                                                    ------       ------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                        2.8         (3.9)
Cash and equivalents at beginning of year                                             18.4         22.6
                                                                                    ------       ------
Cash and equivalents at end of period                                               $ 21.2       $ 18.7
                                                                                    ======       ======

Cash paid for interest was $4.9 million and $12.0 million for the six months ended May 31, 1998 and 1997, respectively. Cash paid for income taxes was $8.6 million and $28.5 million for the six months ended May 31, 1998 and 1997, respectively.



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

    All normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the six months ended May 31, 1998 and 1997, have been reflected. The results of operations for the six months ended May 31, 1998, are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

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

    The following table sets forth the computation of basic and diluted earnings per share:

                                                    Unaudited             Unaudited
                                                Three Months Ended      Six Months Ended
                                                      May 31,               May 31,
(Dollars in millions, shares in thousands)        1998      1997       1998        1997
                                                ------------------  ----------------------
Numerator for basic earnings per share -
    income available to common shareholders      $21.4      $84.1      $34.2      $95.2
Effect of dilutive securities:
    8% convertible subordinated debentures           -        1.4          -        2.8
                                                 -----      -----      -----      -----
Numerator for diluted earnings per share -
    income available to common shareholders
    after assumed conversions                    $21.4      $85.5      $34.2      $98.0
                                                 =====      =====      =====      =====

---------------------------------------

                                                      Unaudited               Unaudited
                                                   Three Months Ended      Six Months Ended
                                                        May 31,                  May 31,
(Dollars in millions, shares in thousands)         1998        1997        1998        1997
                                                ---------------------   ----------------------
Denominator for basic earnings per share -
    weighted average shares                       41,482      33,554      41,416      33,529

Effect of dilutive securities:
    8% convertible subordinated debentures             -       7,154           -       7,154
    Employee stock options                           715         424         635         412
    Other                                             13          19          13          19
                                                  ------      ------      ------      ------
Dilutive potential common shares                     728       7,597         648       7,585
                                                  ------      ------      ------      ------

Denominator for diluted earnings per share -
    adjusted weighted average shares and
    assumed conversions                           42,210      41,151      42,064      41,114
                                                  ======      ======      ======      ======

Basic earnings per share                          $ 0.51      $ 2.51      $ 0.83      $ 2.84
                                                  ======      ======      ======      ======

Diluted earnings per share                        $ 0.51      $ 2.08      $ 0.81      $ 2.38
                                                  ======      ======      ======      ======

Note C - Acquisitions and Divestitures
--------------------------------------

    On March 1, 1998, the Company acquired The Goodyear Tire & Rubber Company's Calhoun, Georgia latex facility for an aggregate consideration of $78 million, of which $74 million was paid in cash and $4 million was paid through the retention of receivables. The acquisition was accounted for as a purchase and resulted in goodwill of $58 million which is being amortized over 40 years.

    On April 7, 1998, the Company announced that an agreement in principle had been reached with United Kingdom based Walker Greenbank PLC to purchase its commercial wallcovering business. The transaction is subject to due diligence, negotiation of definitive agreements, regulatory approvals and approval by Walker Greenbank shareholders.

    On May 7, 1997, the Company acquired certain net assets of Printworld from Technographics, Inc. for $47 million in cash. The acquisition was accounted for as a purchase and resulted in goodwill of $27 million which is being amortized over 30 years.

    On June 30, 1998, the Company sold its plastic extrusions appliance gasket business to ILPEA, Inc. for an aggregate consideration of approximately $3 million.

Note D - Unusual Items
----------------------

    During the second quarter of 1998, the Company had unusual items resulting in income of $0.2 million. These unusual items included charges of $3.8 million related to exiting the plastic extrusions appliance gasket business and an $8.8 million write-off of excess fixed assets that will no longer be used in a number of polymer products businesses. These charges were offset by a gain of $12.8 million on the sale of surplus land in Nevada by Aerojet.

Note E - Income Taxes
---------------------

    The Company reduced its tax expense in the first six months of 1997 by $67 million due to the receipt of federal income tax settlements for tax credits, timing of deductions and related interest.

Note F - Inventories
--------------------

    Inventories are stated at the lower of cost or market value. A portion of the inventories is priced by use of the last-in, first-out (LIFO) method using various dollar value pools. Interim LIFO determinations involve management's judgments of expected year-end inventory levels. Components of inventory are as follows:

                                                                          Unaudited               Audited
                                                                            May 31,            November 30,
                                                                             1998                   1997
                                                                        -----------------------------------
           Raw materials and supplies                                       $  41.1               $ 42.9
           Work-in-process                                                      8.5                  8.6
           Finished products                                                   57.4                 59.1
                                                                            -------               ------
               Approximate replacement cost of LIFO inventories               107.0                110.6
           Reserves, primarily LIFO                                           (39.2)               (39.1)
           Long-term contracts at average cost                                250.8                199.0
           Progress payments                                                 (185.2)              (113.3)
                                                                            -------               ------
                                                                            $ 133.4               $157.2
                                                                            =======               ======

Note G - Long-term Debt and Credit Lines
----------------------------------------

    On May 17, 1996, the Company entered into a new five-year unsecured $400 million revolving credit facility (Facility) which expires in May 2001. As of May 31, 1998, unused and available revolving lines of credit totaled $247 million. The Company pays a variable commitment fee, which was 1/5 of one percent, on the unused balance. Interest rates were variable, primarily based on LIBOR, and were at an average rate of 6.2 percent. The Facility contains various debt restrictions and provisions relating to net worth, interest coverage and debt to earnings before interest, taxes, depreciation and amortization (Debt/EBITDA) ratios. As of May 31, 1998, the Company was required to maintain consolidated net worth of at least $150 million.

    At May 31, 1998, the Company had unsecured, uncommitted lines of credit with several banks for short-term borrowings aggregating $93 million, of which $33 million was outstanding. Borrowings under such lines generally bear interest at money market rates and are payable on demand. The Company also had outstanding letters of credit totaling $22 million at May 31, 1998 of which $13 million was issued under the Facility.

Note H - Contingencies
----------------------

Environmental Matters
---------------------

Sacramento, California

    In June 1989, the United States District Court approved a Partial Consent Decree (Decree) requiring Aerojet to conduct a Remedial Investigation/Feasibility Study (RI/FS) of Aerojet's Sacramento, California site and to prepare a RI/FS report on specific environmental conditions present at the site and alternatives available to remedy such conditions. Aerojet also is required to pay for certain governmental oversight costs associated with compliance with the Decree. The State of California recently expanded surveillance of perchlorate and nitrosodimethylamine (NDMA) under the RI/FS because these chemicals were detected in public water supply wells near Aerojet's property at previously undetectable levels using new testing protocols.

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

----------------------

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

    In May 1997, the United States Court of Appeals for the Sixth Circuit issued an en banc decision reversing Aerojet's and the other PRP's liability under the CERCLA statute. Petitions for certiorari to the United States Supreme Court for its review of the appellate decision were filed on behalf of the State of Michigan and the EPA. The Supreme Court granted the EPA's petition in December 1997. On June 8, 1998, the U.S. Supreme Court issued its opinion. The Court held that a parent corporation could be directly liable as an operator under CERCLA if it can be shown that the parent corporation operated the facility. The Supreme Court vacated the Sixth Circuit's 1997 ruling that had found neither Aerojet nor the other PRP liable under CERCLA and remanded the case back to the U.S. District Court in Michigan for retrial. Aerojet does not expect that it will be found liable on remand.

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

    At May 31, 1998, Aerojet had total reserves of $255 million for costs to remediate the above sites and has recognized $178 million for probable future recoveries. These estimates will be subject to change as work progresses, additional experience is gained and environmental standards are revised. Legal proceedings to obtain reimbursements of environmental costs from insurers are continuing.

Lawrence, Massachusetts

    The Company has studied remediation alternatives for its closed Lawrence, Massachusetts facility, which was contaminated with PCBs, and has begun site remediation and off-site disposal of debris. The Company has a reserve of $20 million for estimated decontamination and long-term operating and maintenance costs of this site. The reserve represents the Company's best estimate for the remaining remediation costs. Estimates of future remediation costs could range as high as $41 million depending on the results of future testing and the ultimate remediation alternatives undertaken at the site. The time frame for remediation is currently estimated to range from 6 to 11 years.

----------------------

Other Sites
-----------

    The Company is also currently involved, together with other companies, in 31 other Superfund and non-superfund remediation sites. In many instances, the Company's liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company's involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company's experience, interim and final allocations of liability costs are generally made based on relative contributions of waste. Based on the Company's previous experience, its allocated share has frequently been minimal, and in many instances, has been less than 1 percent. The Company has reserves of approximately $23 million as of May 31, 1998 which it believes are sufficient to cover its best estimate of its share of the environmental remediation costs at these other sites. Also, the Company is seeking recovery of its costs from its insurers.

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

    In late 1995, the Court hearing on the issue of joint and several liability was completed, and in August 1996 the Court held hearings relative to allocation. The Court has not yet rendered a decision and recently requested additional briefing due July 13, 1998. If the Court finds GenCorp is liable, subsequent trial phases will address damages.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Condition
---------------------------------------

    Cash flow provided from operating activities for the first six months of fiscal 1998 was $34.1 million as compared to $80.2 million in the first six months of 1997. The decrease in cash flow from operating activities primarily reflects the receipt of the federal income tax settlements in 1997 (see Note E - Income Taxes), offset by a lower working capital requirement.

    For the six month period ending May 31, 1998, $91.6 million was used for investing activities, including the acquisition of the Calhoun facility for $73.8 million and capital expenditures of $32.9 million, which relates to the custom chemical and automotive businesses, offset by proceeds of $15.3 million from asset dispositions. This is compared to $49.4 million used for investing activities in the first six months of 1997, which included the acquisition of Printworld for $46.5 million and capital expenditures of $18.6 million, offset by proceeds of $13.1 million from asset dispositions.

    Cash flow provided from financing activities in the first six months of 1998 primarily reflects a $68.8 million net increase in debt offset by payments of $12.4 million in dividends. The net increase in debt from November 30, 1997 to May 31, 1998 was mainly due to the acquisition of the Calhoun facility. The use of cash flow in financing activities in the first half of 1997 reflected a $17.0 million net decrease in debt and payments of $10.0 million in dividends.

Material Changes in Results of Operations
-----------------------------------------

    Sales totaled $431.9 million for the second quarter of 1998, an increase of 7 percent as compared to $403.5 million during the second quarter of 1997. All three GenCorp segments, aerospace and defense, polymer products, and automotive, posted revenue increases during the current quarter as compared to the second quarter of 1997. For the six months ended May 31, 1998, sales increased 9 percent to $797.4 million as compared to $731.5 million during the first six months of 1997.

    Operating profit before unusual items totaled $43.1 million for the second quarter of 1998, versus $43.4 million for the second quarter of 1997. Operating margins declined slightly to 10.0 percent compared to 10.8 percent in the second quarter of 1997. Unusual items totaling $0.2 million in the current quarter resulted from charges of $3.8 million related to exiting the plastic extrusions appliance gasket business and an $8.8 million write-off of excess fixed assets that will no longer be used in a number of polymer products businesses. These charges were offset by a gain of $12.8 million on the sale of surplus land in Nevada by Aerojet, the Company's aerospace and defense segment. For the first six months of 1998, operating profit before unusual items improved 5 percent to $72.7 million versus $69.4 million for the first half of 1997.

    Earnings for the second quarter of 1998 improved to $0.51 per diluted share compared to $0.50 per diluted share before a tax settlement during the second quarter of 1997. Net income in the second quarter of 1998 totaled $21.4 million compared to second quarter 1997 net income of $19.1 million before the tax settlement. Reported net income in the second quarter of 1997 was $2.08 per diluted share, including a tax benefit of $65 million or $1.58 per share. For the six months ended May 31, 1998, net income improved 22 percent to $34.2 million as compared to net income before tax settlements of $28.0 million during the first six months of 1997.

    Net sales for the polymer products businesses in the second quarter of 1998 increased 9 percent to $174.9 million compared to $160.9 million in the second quarter of 1997. Sales increased in both Decorative & Building Products and Specialty Polymers. Improved sales in paper laminates, building systems, and specialty latices for paper coatings and textiles led the increase. Penn Racquet Sports experienced a slight sales decline.

-----------------------------------------


    Operating profit for the polymer products businesses increased to $23.5 million for the second quarter of 1998 versus $20.9 million in the second quarter of 1997. Operating margins increased to 13.4 percent in the second quarter of 1998 compared to 13.0 percent in the second quarter of 1997 due to lower raw material prices for styrene, butadiene and PVC resins, partially offset by higher prices of other raw materials in Decorative & Building Products and slightly lower average unit selling prices in Specialty Polymers.

    During the quarter, the Specialty Polymers business unit completed the acquisition and the successful integration of the Calhoun, Georgia latex polymer plant. This acquisition expands GenCorp's emulsion polymer production capacity by 30 percent, provides a strategic southeastern U.S. platform for new customers, and increases the Company's market share in the styrene butadiene latex market. Penn Racquet Sports signed two new U.S. licensing agreements for marketing of the Penn brand name and won a new promotion for tennis balls with a national retailer. Decorative & Building Products' tentative agreement with U.K. based Walker Greenbank would add approximately $70 million in annualized revenues.

    Net sales for the automotive business totaled $100.6 million in the second quarter of 1998 versus $96.7 million in the second quarter of 1997. The 4 percent sales increase was led by higher volumes in North America, primarily on the Mercedes sport utility vehicle, and on full-size pickups for Ford and General Motors.

    The Company's automotive operations earned $5.9 million in the second quarter of 1998 as compared to $8.7 million for the second quarter of 1997. Operating profit margins dropped to 5.9 percent compared to 9.0 percent in the second quarter of 1997. Higher than planned launch costs, operating losses of over $1 million in plastic extrusions, and negative foreign exchange variances led to the margin decline. Performance, however, improved significantly from the first quarter of 1998. Vehicle Sealing's German subsidiary, Henniges, was profitable during the quarter. Also during the quarter, Vehicle Sealing announced the decision to exit the plastic extrusions appliance gasket business line, which should be completed in the third quarter of 1998. The UAW strikes at General Motors could adversely affect the automotive operations in the second half of the year, however, due to the uncertainty concerning the length of the strikes, no estimate can be made at this time to quantify the strikes' impact on the automotive operations.

    At Aerojet, net sales increased 7 percent to $156.4 million in the second quarter of 1998 as compared to $145.9 million in the second quarter of 1997. Higher volumes on the Space Based Infrared System (SBIRS), Special Sensor Microwave Imager/Sounder (SSMIS) and Delta liquid rocket engines, were partially offset by lower volumes on the Defense Support Program (DSP), Titan, Sense and Destroy Armor (SADARM), and Custom Chemicals.

    Aerojet's operating profit for the second quarter of 1998 was $13.7 million, compared to $13.8 million in the second quarter of 1997. As expected, operating margins declined during the quarter to 8.8 percent from 9.5 percent in the second quarter of 1997. The decrease was primarily due to the delivery of a second SSMIS satellite sensor at no profit.

    During the quarter, Aerojet liquid engines performed successfully on two Delta II launches and on two Titan launches. The launch payloads included Iridium and Globalstar commercial communication satellites, a classified military payload, and a NOAA/NASA weather satellite. Contract awards totaled $160 million during the quarter, with the contract backlog totaling $1.8 billion at the end of the second quarter.

Value-Creating Growth Strategy
------------------------------

    As part of GenCorp's announced value-creating growth strategy, management expects that the Company will become more focused as a stronger player in fewer businesses with higher value enhancing growth potential. To execute this strategy, the Company may exit non-strategic businesses and will aggressively focus on organic growth in all remaining businesses and seek out vehicles for "new but related" growth to expand its strongest businesses which have been identified as GenCorp's growth platforms. Growth platform businesses include Specialty Polymers, Decorative & Building Products, and the Custom Chemicals and Space Surveillance sectors of Aerojet. Attractive related markets, products and programs will be targeted in these areas, along with organic growth and opportunities for acquisition or alliance strategies.

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

    The nature of environmental investigation and cleanup activities often makes it difficult to determine the timing and amount of any estimated future costs that may be required for remedial measures. However, the Company reviews these matters and accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and the amount of the liability (usually based upon proportionate sharing) can be reasonably estimated. The Company's Condensed Consolidated Balance Sheet at May 31, 1998 reflects accruals of $298 million and amounts recoverable of $178 million from the U.S. Government and other third parties for such costs.

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

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1.  Legal Proceedings
--------------------------

    Information concerning legal proceedings, including proceedings relating to environmental matters, which appears in Note H beginning on page 9 of this report is incorporated herein by reference.

Santamaria v. Suburban Water Systems
------------------------------------

    On July 2, 1997, a "toxic tort" lawsuit was filed in the Los Angeles County Superior Court, Santamaria v. Suburban Water Systems, Docket No. KC025995, naming as defendants 19 manufacturing companies (including Aerojet), and 5 water companies. The complaint was subsequently amended to add additional plaintiffs and two additional defendant public water companies. On February 24, 1998, the plaintiffs served Aerojet and the other manufacturing defendants. On March 30, 1998, the Court granted a motion for change of venue and transferred the case to Ventura County which is immediately northwest of Los Angeles. Further activity will not take place in the case until it has been assigned to a new judge. The several hundred plaintiffs, all of whom reside or resided in the San Gabriel Valley of Los Angeles (SGV), alleged that the defendants placed hazardous chemicals in the soil, groundwater and air in the SGV and provided contaminated well water to the plaintiffs for many years. The causes of action alleged are negligence, wrongful death, strict liability, trespass, nuisance, negligence per se, ultrahazardous activity and fraudulent concealment, and the plaintiffs seek personal injury and property damages in an unspecified amount and punitive damages. They also seek a court order to stop the allegedly tortious activity, but no preliminary injunctive relief is sought. Aerojet has notified its insurers and will vigorously defend this action. In June 1998, three recently filed, related matters containing similar allegations (ADLER, Docket No. BC169892; BOSWELL, Docket No. KC027318; and CELI, Docket No. GC020622) were stayed for at least one year by their respective judges pending a Public Utilities Commission investigation of the plaintiffs' allegations. Aerojet has filed a motion for a similar stay in the SANTAMARIA matter which it expects to be granted also.

Allen, et al. v. Aerojet, MDC, Southern California Water Company, et al.
------------------------------------------------------------------------
Adams, et al. v. Aerojet, MDC, Southern California Water Company, et al.
------------------------------------------------------------------------

    On December 8, 1997 and March 2, 1998, similar but unrelated "toxic tort" complaints were filed in Sacramento Superior Court. The plaintiffs seek compensation for damages for alleged personal injuries and property damages related to exposure to groundwater contamination in eastern Sacramento County, California. Aerojet was served on January 14, 1998 in ALLEN and on April 30, 1998 in ADAMS. Aerojet will vigorously defend these matters. In addition to Aerojet, McDonnell-Douglas Corporation (now Boeing) and two Sacramento water purveyors are defendants. Aerojet has also notified its insurers of these actions. Aerojet has filed a motion for a stay in this matter which it expects to be granted.

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

--------------------------------------

In re:  Proposition 65 Notices
------  ----------------------

    Aerojet was served in November and December 1997 with notices from a private group alleging that it has released chemicals into air and groundwater from its Sacramento facility in violation of California's Proposition 65 and without filing sufficiently detailed public notifications as required by Proposition 65. Following collection and review of all of its Proposition 65 records, air release reports and groundwater reports, Aerojet believes it is in compliance with Proposition 65 and has so advised the California Attorney General's office. On June 4, 1998, Aerojet was served with a Proposition 65 lawsuit filed by the Communities For A Better Environment in Sacramento Superior Court. The complaint alleges past and present violations of Proposition 65. Aerojet's insurance carriers have been notified of these claims. Aerojet plans a vigorous defense.

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

--------------------------------------

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

        a) Exhibits
           --------

             Table                                                                                Exhibit
            Item No.                                Exhibit Description                           Number
           -----------------------------------------------------------------------------------------------
                27         Financial Data Schedule                                                   27
                           (Filed for EDGAR only)

        b) Reports on Form 8-K
           -------------------

            There have been no reports on Form 8-K filed during the quarter ended May 31, 1998.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          GENCORP INC.



Date     July 6, 1998                     By  /s/ D. M. Steuert
       ---------------------------            -------------------------------
                                              D. M. Steuert
                                              Senior Vice President and Chief
                                              Financial Officer




Date     July 6, 1998                     By  /s/ W. R. Phillips
       ---------------------------            -------------------------------
                                              W. R. Phillips
                                              Senior Vice President, Law;
                                              General Counsel