Form 10-Q
period 1998-08-31
GENCORP INC
filed 1998-10-14
CIK 40888

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended  August 31, 1998           Commission File Number 1-1520
                      -----------------                                 ------

                                  GenCorp Inc.
                         ----------------------------
             (Exact name of registrant as specified in its charter)


          Ohio                                           34-0244000
------------------------                    ------------------------------------
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



At September 30, 1998, there were 41,526,250 outstanding shares of GenCorp Inc.'s Common Stock, par value $0.10.

GENCORP INC.


Table of Contents
                                                                                   Page No.
                                                                                   --------
Part I. Financial Information

     Item 1.    Financial Statements

        Condensed Consolidated Statements of Income -
           Three Months and Nine Months Ended August 31, 1998 and 1997               -3-

        Condensed Consolidated Balance Sheets -
           August 31, 1998 and November 30, 1997                                     -4-

        Condensed Consolidated Statements of Cash Flows -
           Nine Months Ended August 31, 1998 and 1997                                -5-

        Notes to the Unaudited Interim Condensed Consolidated
           Financial Statements as of August 31, 1998                                -6-

      Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                    -12-

Part II. Other Information

      Item 1. Legal Proceedings                                                     -16-

      Item 5. Other Information                                                     -17-

      Item 6. Exhibits and Reports on Form 8-K                                      -18-

Signatures                                                                          -19-

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                                  GENCORP INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in millions, except per share data)

                                                                  Unaudited                      Unaudited
                                                               Three Months Ended             Nine Months Ended
                                                            -------------------------     -------------------------
                                                             Aug. 31,       Aug. 31,       Aug. 31,       Aug. 31,
                                                               1998           1997           1998           1997
                                                            -------------------------     -------------------------

NET SALES                                                   $    461.4     $    393.5     $  1,258.8     $  1,125.0
                                                            ----------     ----------     ----------     ----------

COSTS AND EXPENSES
Cost of products sold                                            375.4          311.6        1,005.5          890.0
Selling, general and administrative                               37.5           38.1          111.7          109.2
Depreciation                                                      15.8           15.1           47.5           43.0
Interest expense                                                   3.7            1.9            8.9           13.8
Other (income) and expense, net                                     .2           (8.3)           (.4)         (12.8)
Unusual items                                                        -              -            (.2)             -
                                                            ----------     ----------     ----------     ----------
                                                                 432.6          358.4        1,173.0        1,043.2
                                                            ----------     ----------     ----------     ----------
INCOME BEFORE INCOME TAXES                                        28.8           35.1           85.8           81.8
Income tax (provision) benefit                                   (11.5)         (14.9)         (34.3)          33.6
                                                            ----------     ----------     ----------     ----------

NET INCOME                                                  $     17.3     $     20.2     $     51.5     $    115.4
                                                            ==========     ==========     ==========     ==========

EARNINGS PER SHARE OF COMMON STOCK
Basic                                                       $      .42     $      .52     $     1.24     $     3.23
Diluted                                                     $      .41     $      .49     $     1.22     $     2.87

Average number of shares of common stock outstanding (in
    thousands)
Basic                                                           41,527         39,070         41,450         35,742
Diluted                                                         42,103         41,582         42,077         41,219

Cash dividends paid per share of common stock               $      .15     $      .15     $      .45     $      .45




     The accompanying notes to the unaudited interim condensed consolidated financial statements are an integral part of these statements.

                                  GENCORP INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollars in millions)

                                                                    Unaudited    Audited
                                                                    August 31, November 30,
                                                                      1998         1997
                                                                   ---------------------
CURRENT ASSETS:
Cash and equivalents                                               $   18.6     $   18.4
Accounts receivable                                                   296.2        252.2
Inventories                                                           145.1        157.2
Prepaid expenses and other                                             55.5         56.4
                                                                   --------     --------
TOTAL CURRENT ASSETS                                                  515.4        484.2
                                                                   --------     --------

Recoverable from U.S. government and third
    parties for environmental remediation                             159.1        167.8
Deferred income taxes                                                 152.8        151.0
Prepaid pension                                                       127.5        116.1
Investments and other assets                                          229.1        103.3

Property, plant and equipment:
    At cost                                                         1,181.3      1,121.1
    Accumulated depreciation                                         (732.9)      (711.4)
                                                                   --------     --------
       Net property, plant and equipment                              448.4        409.7
                                                                   --------     --------
TOTAL ASSETS                                                       $1,632.3     $1,432.1
                                                                   ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Notes payable                                                      $   43.2     $   25.5
Accounts payable - trade                                               78.0        102.3
Income taxes                                                           30.1         21.3
Other current liabilities                                             219.2        241.1
                                                                   --------     --------
TOTAL CURRENT LIABILITIES                                             370.5        390.2
                                                                   --------     --------

Long-term debt                                                        301.6         83.6
Postretirement benefits other than pensions                           322.7        335.3
Environmental reserves                                                255.3        274.2
Other liabilities                                                      66.5         67.5

SHAREHOLDERS' EQUITY
Preference stock - (none outstanding)                                     -            -
Common stock - $0.10 par value; 41.5 million shares outstanding         4.2          4.1
Other capital                                                         150.6        146.4
Retained earnings                                                     172.0        139.2
Cumulative currency translation adjustment                            (11.1)        (8.4)
                                                                   --------     --------
TOTAL SHAREHOLDERS' EQUITY                                            315.7        281.3
                                                                   --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $1,632.3     $1,432.1
                                                                   ========     ========

     The accompanying notes to the unaudited interim condensed consolidated financial statements are an integral part of these statements.

                                  GENCORP INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)

                                                                                     Unaudited
                                                                                  Nine Months Ended
                                                                                  -----------------
                                                                                     August 31,
                                                                                   1998       1997
                                                                                  -----------------

OPERATING ACTIVITIES
Net income                                                                        $ 51.5     $115.4
Unusual items                                                                        (.2)         -
Depreciation, amortization and gain/loss on disposal of fixed assets                53.1       45.9
Deferred income taxes                                                               (1.8)       (.2)
Changes in operating assets and liabilities net of effects of acquisitions and dispositions of businesses and exchange rate changes:
    Current assets                                                                  (2.1)     (52.3)
    Current liabilities                                                            (49.1)       1.0
    Other non-current assets                                                        (8.7)       9.5
    Other non-current liabilities                                                  (32.5)      (8.7)
                                                                                  ------     ------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           10.2      110.6
                                                                                  ------     ------

INVESTING ACTIVITIES
Capital expenditures                                                               (60.9)     (36.4)
Proceeds from asset dispositions                                                    18.9       14.8
Acquisitions                                                                      (188.5)     (46.5)
Investments and other, net                                                           (.2)      (2.5)
                                                                                  ------     ------
NET CASH USED IN INVESTING ACTIVITIES                                             (230.7)     (70.6)
                                                                                  ------     ------

FINANCING ACTIVITIES
Long-term debt incurred                                                            310.0      180.0
Long-term debt paid                                                                (92.0)    (203.6)
Net short-term debt incurred                                                        17.7        4.8
Dividends                                                                          (18.7)     (16.2)
Other equity transactions                                                            3.7       (5.9)
                                                                                  ------     ------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                220.7      (40.9)
                                                                                  ------     ------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                       .2        (.9)
Cash and equivalents at beginning of year                                           18.4       22.6
                                                                                  ------     ------
Cash and equivalents at end of period                                             $ 18.6     $ 21.7
                                                                                  ======     ======

Cash paid for interest was $8 million and $15 million for the nine months ended August 31, 1998 and 1997, respectively. Cash paid for income taxes was $25 million and $64 million for the nine months ended August 31, 1998 and 1997, respectively.



     The accompanying notes to the unaudited interim condensed consolidated financial statements are an integral part of these statements.

                                  GENCORP INC.
              NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED
                   FINANCIAL STATEMENTS AS OF AUGUST 31, 1998

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

    All normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the nine months ended August 31, 1998 and 1997, have been reflected. The results of operations for the nine months ended August 31, 1998, are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

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

    The following table sets forth the computation of basic and diluted earnings per share:

                                                          Unaudited                    Unaudited
                                                      Three Months Ended           Nine Months Ended
                                                   ----------------------        ----------------------
                                                          August 31,                   August 31,
(Dollars in millions, shares in thousands)          1998           1997           1998           1997
                                                   ----------------------        ----------------------
Numerator for basic earnings per share -
    income available to common shareholders        $  17.3        $  20.2        $  51.5        $ 115.4
Effect of dilutive securities:
    8% convertible subordinated debentures               -             .3              -            3.1
                                                   -------        -------        -------        -------
Numerator for diluted earnings per share -
    income available to common shareholders
    after assumed conversions                      $  17.3        $  20.5        $  51.5        $ 118.5
                                                   =======        =======        =======        =======

---------------------------

                                                          Unaudited                  Unaudited
                                                      Three Months Ended        Nine Months Ended
                                                    --------------------        --------------------
                                                          August 31,                 August 31,
                                                      1998          1997          1998          1997
                                                    --------------------        --------------------
Denominator for basic earnings per share -
    weighted average shares                         41,527        39,070        41,450        35,742

Effect of dilutive securities:
    8% convertible subordinated debentures               -         1,790             -         5,010
    Employee stock options                             558           707           608           452
    Other                                               18            15            19            15
                                                    ------        ------        ------        ------
Dilutive potential common shares                       576         2,512           627         5,477
                                                    ------        ------        ------        ------

Denominator for diluted earnings per share -
    adjusted weighted average shares and
    assumed conversions                             42,103        41,582        42,077        41,219
                                                    ======        ======        ======        ======

Basic earnings per share                            $  .42        $  .52        $ 1.24        $ 3.23
                                                    ======        ======        ======        ======

Diluted earnings per share                          $  .41        $  .49        $ 1.22        $ 2.87
                                                    ======        ======        ======        ======

Note C - Acquisitions and Divestitures
--------------------------------------

    On August 14, 1998, the Company acquired the commercial wallcovering business of Walker Greenbank PLC, which is based in the United Kingdom, for $115 million in cash. The acquisition was accounted for as a purchase and resulted in goodwill and other intangible assets of $73 million which are being amortized over periods ranging from 5 to 40 years.

    On July 21, 1998, the Company announced that a letter of intent had been signed to purchase Sequa Chemicals, the specialty chemicals unit of Sequa Corporation. The transaction is expected to close in the fourth quarter of 1998.

    On June 30, 1998, the Company sold its plastic extrusions appliance gasket business to ILPEA, Inc. for an aggregate consideration of approximately $3 million.

    On March 1, 1998, the Company acquired The Goodyear Tire & Rubber Company's Calhoun, Georgia latex facility for an aggregate consideration of $78 million, of which $74 million was paid in cash and $4 million was paid through the retention of receivables. The acquisition was accounted for as a purchase and resulted in goodwill and other intangible assets of $58 million which are being amortized over periods ranging from 3 to 40 years.

    On May 7, 1997, the Company acquired certain net assets of Printworld from Technographics, Inc. for $47 million in cash. The acquisition was accounted for as a purchase and resulted in goodwill and other intangible assets of $31 million which are being amortized over periods ranging from 3 to 30 years.

Note D - Unusual Items
----------------------

    During the first nine months of 1998, the Company had unusual items resulting in income of $0.2 million. These unusual items included charges of $3.8 million related to exiting the plastic extrusions appliance gasket business and an $8.8 million write-off of excess fixed assets that will no longer be used in a number of polymer products businesses. These charges were offset by a gain of $12.8 million on the sale of surplus land in Nevada by Aerojet.

Note E - Income Taxes
---------------------

    The Company reduced its tax expense in the first nine months of 1997 by $67 million due to the receipt of federal income tax settlements for tax credits, timing of deductions and related interest.

Note F - Inventories
--------------------

    Inventories are stated at the lower of cost or market value. A portion of the inventories is priced by use of the last-in, first-out (LIFO) method using various dollar value pools. Interim LIFO determinations involve management's judgments of expected year-end inventory levels. Components of inventory are as follows:

                                                                     Unaudited            Audited
                                                                    August 31,       November 30,
                                                                          1998               1997
                                                                    -------------------------------

          Raw materials and supplies                                  $     41.1         $     42.9
          Work-in-process                                                    6.5                8.6
          Finished products                                                 71.0               59.1
                                                                      ----------         ----------
              Approximate replacement cost of LIFO inventories             118.6              110.6
          Reserves, primarily LIFO                                         (37.8)             (39.1)
          Long-term contracts at average cost                              232.0              199.0
          Progress payments                                               (167.7)            (113.3)
                                                                      ----------         ----------
                                                                      $    145.1         $    157.2
                                                                      ==========         ==========

Note G - Long-term Debt and Credit Lines
----------------------------------------

    On May 17, 1996, the Company entered into a new five-year unsecured $400 million revolving credit facility (Facility) which expires in May 2001. As of August 31, 1998, unused and available revolving lines of credit totaled $100 million. The Company pays a variable commitment fee, which was 1/5 of one percent, on the unused balance. Interest rates were variable, primarily based on LIBOR, and were at an average rate of 6.2 percent. The Facility contains various debt restrictions and provisions relating to net worth, interest coverage and debt to earnings before interest, taxes, depreciation and amortization (Debt/EBITDA) ratios. As of August 31, 1998, the Company was required to maintain consolidated net worth of at least $150 million.

    At August 31, 1998, the Company had unsecured, uncommitted lines of credit with several banks for short-term borrowings aggregating $67 million, of which $41 million was outstanding. Interest rates for these lines of credit were variable and were at an average rate of 5.6 percent on August 31, 1998. Borrowings under such lines are payable on demand. The Company also had outstanding letters of credit totaling $22 million at August 31, 1998.

    On September 30, 1998, the Company entered into a new $75 million revolving credit facility for the purchase of certain assets of Sequa Chemicals, the specialty chemicals unit of Sequa Corporation. This facility is available through October 30, 1998 or for 3 months after the closing of the acquisition and contains various debt restrictions and other provisions which are the same as those in the Facility described above. The rate is 75 basis points over LIBOR. The Company will pay, after the initial draw, a commitment fee of approximately 1/5 of one percent on the unused balance.

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

San Gabriel Valley Basin, California

    Aerojet, through its Azusa facility, has been named by the U.S. Environmental Protection Agency (EPA) as a potentially responsible party (PRP) in the portion of the San Gabriel Valley Superfund Site known as the Baldwin Park Operable Unit (BPOU). Regulatory action involves requiring site specific investigation, possible cleanup, issuance of a Record of Decision (ROD) regarding regional groundwater remediation and issuance to Aerojet and 18 other PRPs Special Notice letters requiring groundwater remediation.

    Aerojet's investigation demonstrated that the principal groundwater contamination, volatile organic compounds (VOC), is upgradient of Aerojet's property and that lower concentrations of VOC contaminants are present in the soils of Aerojet's presently and historically owned properties. The EPA contends that Aerojet is one of the four largest sources of groundwater contamination at the BPOU of the nineteen PRPs identified by the EPA. Aerojet contests the EPA's position regarding the source of contamination and the number of responsible PRPs. Aerojet has joined a Steering Committee composed of fourteen of the PRPs identified by the EPA.

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

    Soon after the EPA issued the Special Notice letter, the State of California also detected perchlorate in water wells in Southern California, including the San Gabriel Valley, at previously undetectable levels using new testing protocols. As a result of the recent finding of perchlorate, the EPA has required investigation for and studies regarding treatability of perchlorate contaminated water. Consequently, the EPA has allowed time extensions for submittal by the PRPs of a good faith offer and negotiation of a consent decree in response to the Special Notice letter. More recently, NDMA has been detected in water supply wells, also at previously undetectable levels. The extent of NDMA in the groundwater is being studied. Treatment technology is established. The perchlorate and NDMA investigations and studies are underway, primarily funded by Aerojet. The final perchlorate and NDMA cleanup standards (which have not yet been determined) could impact total cleanup cost and implementation of the proposed consensus plan.

----------------------

Muskegon, Michigan

    In a lawsuit filed by the U.S. Environmental Protection Agency (EPA), the United States District Court ruled in 1992 that Aerojet and its two inactive Cordova Chemical subsidiaries (Cordova) are liable for remediation of Cordova's Muskegon, Michigan site, along with a former owner/operator of an earlier chemical plant at the site, who is the other potentially responsible party
(PRP). That decision was appealed to the United States Court of Appeals.

    In May 1997, the United States Court of Appeals for the Sixth Circuit issued an en banc decision reversing Aerojet's and the other PRP's liability under the CERCLA statute. Petitions for certiorari to the United States Supreme Court for its review of the appellate decision were filed on behalf of the State of Michigan and the EPA and were granted in December 1997. On June 8, 1998, the U.S. Supreme Court issued its opinion. The Court held that a parent corporation could be directly liable as an operator under CERCLA if it can be shown that the parent corporation operated the facility. The Supreme Court vacated the Sixth Circuit's 1997 ruling and remanded the case back to the U.S. District Court in Michigan for retrial. Aerojet does not expect that it will be found liable on remand. Aerojet is involved in settlement discussions with the EPA which, if approved by the district court, would allow Aerojet and Cordova to be dismissed.

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

    At August 31, 1998, Aerojet had total reserves of $248 million for costs to remediate the above sites and has recognized $172 million for probable future recoveries. These estimates will be subject to change as work progresses, additional experience is gained and environmental standards are revised. Legal proceedings to obtain reimbursements of environmental costs from insurers are continuing.

Lawrence, Massachusetts

    The Company has studied remediation alternatives for its closed Lawrence, Massachusetts facility, which was contaminated with PCBs, and has begun site remediation and off-site disposal of debris. The Company has a reserve of $19 million for estimated decontamination and long-term operating and maintenance costs of this site. The reserve represents the Company's best estimate for the remaining remediation costs. Estimates of future remediation costs could range as high as $40 million depending on the results of future testing and the ultimate remediation alternatives undertaken at the site. The time frame for remediation is currently estimated to range from 6 to 11 years.

----------------------

Other Sites
-----------

    The Company is also currently involved, together with other companies, in 37 other Superfund and non-superfund remediation sites. In many instances, the Company's liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company's involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company's experience, interim and final allocations of liability costs are generally made based on relative contributions of waste. Based on the Company's previous experience, its allocated share has frequently been minimal, and in many instances, has been less than 1 percent. The Company has reserves of approximately $21 million as of August 31, 1998 which it believes are sufficient to cover its best estimate of its share of the environmental remediation costs at these other sites. Also, the Company is seeking recovery of its costs from its insurers.

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

    In late 1995, the Court hearing on the issue of joint and several liability was completed, and in August 1996 the Court held hearings relative to allocation. The Court has not yet rendered a decision and, at its request, received an additional briefing regarding the impact of the recent BEST FOODS Supreme Court decision which the Company believes is dispositive of many issues in this case in its favor. If the Court finds GenCorp is liable, subsequent trial phases will address damages.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Condition
---------------------------------------

    Cash flow provided from operating activities for the first nine months of 1998 was $10.2 million as compared to $110.6 million in the first nine months of 1997. The difference reflects the receipt of the federal income tax settlements (see Note E - Income Taxes) and reimbursement of expenses related to an environmental settlement in the first nine months of 1997 offset by environmental spending in fiscal 1998.

    For the nine months ended August 31, 1998, $230.7 million was used for investing activities, including the acquisitions of the Calhoun facility for $73.8 million and Walker Greenbank's commercial wallcovering business for $114.7 million and capital expenditures of $60.9 million, which mainly relate to the Custom Chemicals and Automotive businesses, offset by proceeds of $18.9 million from asset dispositions. This is compared to $70.6 million used for investing activities for the nine months ended August 31, 1997, which included the acquisition of Printworld for $46.5 million and capital expenditures of $36.4 million, offset by proceeds of $14.8 million from asset dispositions.

    Cash flow provided from financing activities in the first nine months of 1998 primarily reflects a $235.7 million net increase in debt offset by payments of $18.7 million in dividends. The net increase in debt from November 30, 1997 to August 31, 1998 was mainly due to the acquisitions of the Calhoun facility and Walker Greenbank's commercial wallcovering business. The use of cash in financing activities in the first nine months of 1997 reflected a net decrease of $18.8 million in debt and payments of $16.2 million in dividends.

    Interest expense increased to $3.7 million from $1.9 million in the comparable third quarter period a year ago due to higher debt levels caused by the current year acquisitions. However, interest expense decreased to $8.9 million from $13.8 million in the comparable first nine months due to the conversion of $115 million in debentures and the federal income tax settlements in 1997. Other income and expense was favorably impacted in the first nine months of 1997 by the collection of a note receivable and interest from a 1996 divestiture and reimbursement of expenses related to an environmental settlement.

    On September 30, 1998, the Company entered into a new $75 million revolving credit facility for the purchase of certain assets of Sequa Chemicals, the specialty chemicals unit of Sequa Corporation. This facility is available through October 30, 1998 or for 3 months after the closing of the acquisition. (Refer to Note G - Long-term Debt and Credit Lines.)

Material Changes in Results of Operations
-----------------------------------------

    Sales totaled $461.4 million for the third quarter of 1998, an increase of 17 percent as compared to $393.5 million during the third quarter of 1997. Aerojet led all businesses with a 37 percent revenue increase while the polymer products segment posted a revenue increase of 10 percent during the current quarter as compared to the third quarter of 1997. For the nine months ended August 31, 1998, sales increased 12 percent to $1.26 billion as compared to $1.13 billion during the first nine months of 1997.

    Operating profit, which was negatively impacted by $(7.1) million due to the strike at General Motors (GM), totaled $36.1 million for the third quarter of 1998, versus $38.9 million for the third quarter of 1997. Operating margins declined to 7.8 percent compared to 9.9 percent in the third quarter of 1997 due to the impact of the strike at GM and launch costs at the automotive segment. For the first nine months of 1998, operating profit improved to $109.0 million versus $108.3 million for the same period in 1997.

-----------------------------------------

    Earnings for the third quarter of 1998 were $0.41 per diluted share compared to $0.49 per diluted share in the third quarter of 1997, which included a benefit of $0.05 per share from a previously divested business. Net income in the third quarter of 1998 totaled $17.3 million compared to third quarter 1997 net income of $20.2 million. The Company's 1998 third quarter earnings were impacted by $(0.10) per share because of the 54 day strike at GM. For the nine months ended August 31, 1998, net income improved 7 percent to $51.5 million as compared to net income before tax settlements of $48.2 million during the first nine months of 1997.

    Strategically, the businesses GenCorp has targeted as growth platforms have made significant progress. The Specialty Polymers business unit has successfully integrated the recently acquired Calhoun, Georgia specialty latex plant, and expects to complete the acquisition of Sequa Corporation's U.S. specialty chemicals business in the fourth quarter. Sequa will provide entry into new but related markets such as textiles, graphic arts and construction, and will enable the Specialty Polymers unit to further diversify its product lines and customer base.

    Decorative & Building Products completed the acquisition of Walker Greenbank's commercial wallcovering business in August, which is a major step towards globalization. This new U.K.-based business is expected to add approximately $70 million in high margin annualized revenues and provide a key platform in Europe to distribute other product lines.

    Net sales for the polymer products businesses in the third quarter of 1998 were $177.7 million compared to $161.9 million in the third quarter of 1997. Improved sales in specialty latices for paper coatings and textiles, paper laminates, building systems and tennis products led the increase.

    Operating profit for the polymer products businesses increased 19 percent to $23.1 million for the third quarter of 1998 versus $19.4 million in the third quarter of 1997. Operating margins increased to 13.0 percent in the third quarter of 1998 compared to 12.0 percent in the third quarter of 1997 due to product mix, cost reduction programs and lower raw material prices for styrene, butadiene and PVC resins.

    Sales for the automotive businesses in the third quarter of 1998 totaled $78.3 million versus $82.1 million in the third quarter of 1997. The decrease in sales was due to the strike at GM, which resulted in lost revenues of $16.0 million during the quarter.

    The Company's Vehicle Sealing operations had operating losses of $(6.9) million in the third quarter of 1998 as compared to income of $5.6 million for the third quarter of 1997. Operating income was negatively impacted by $(7.1) million from the strike at GM, operating losses of $(0.5) million in plastic extrusions, which was divested during the quarter, negative foreign exchange variances of $(0.6) million, and higher than planned launch costs.

    At Aerojet, net sales surged 37 percent to $205.4 million in the third quarter of 1998 as compared to $149.5 million in the third quarter of 1997. Higher volumes on the Special Sensor Microwave Imager/Sounder (SSMIS), Space Based Infrared System (SBIRS), Defense Support Program (DSP), Sense and Destroy Armor (SADARM) and Custom Chemicals were slightly offset by lower volumes on the Titan and Delta programs.

    Aerojet's operating profit for the third quarter of 1998 was $19.9 million, compared to $13.9 million in the third quarter of 1997, an increase of 43 percent. Operating margins increased during the quarter to 9.7 percent from 9.3 percent in the third quarter of 1997. The increase was primarily due to higher profits on the SBIRS program and the delivery of the final infrared sensor for DSP. Aerojet will continue work on DSP, which is slated to be replaced by the SBIRS High program, under a post-production support contract worth $265 million through 2001.

-----------------------------------------

    During the quarter, Aerojet contract awards totaled $121 million, including an advanced propulsion system award from Boeing, a $16.4 million contract from NASA to provide a deorbit propulsion stage for the X-38 demonstrator flight vehicle and a contract from Lockheed Martin for warhead production of Phase II EMD of the U.S. Army Multi-Purpose Individual Munition/Short Range Assault Weapon. Contract backlog totaled $1.6 billion at the end of the third quarter.

Value-Creating Growth Strategy
------------------------------

    As part of GenCorp's announced value-creating growth strategy, management expects that the Company will become more focused as a stronger player in fewer businesses with higher value enhancing growth potential. To execute this strategy, the Company may exit non-strategic businesses and will aggressively focus on organic growth in all remaining businesses and seek out vehicles for "new but related" growth to expand its strongest businesses which have been identified as GenCorp's growth platforms. Growth platform businesses include Specialty Polymers, Decorative & Building Products and the Custom Chemicals and Space Surveillance sectors of Aerojet. Attractive related markets, products and programs will be targeted in these areas, along with organic growth and opportunities for acquisition or alliance strategies.

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

    The nature of environmental investigation and cleanup activities often makes it difficult to determine the timing and amount of any estimated future costs that may be required for remedial measures. However, the Company reviews these matters and accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and the amount of the liability (usually based upon proportionate sharing) can be reasonably estimated. The Company's Condensed Consolidated Balance Sheet at August 31, 1998 reflects accruals of $288 million and amounts recoverable of $172 million from the U.S. Government and other third parties for such costs.

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

Year 2000
---------

    The Company is currently engaged in a comprehensive project to upgrade its information, technology, manufacturing and facilities computer hardware and software programs to address the Year 2000 issue at its domestic and international businesses. Many of the Company's systems include new hardware and packaged software recently purchased from large vendors who have represented that these systems are already Year 2000 compliant. The Company does not have large centralized systems, a factor, which the Company believes, reduces the risk of a single point of failure having wide-spread impact on the Company.

---------

     As part of this project, the Company has formally communicated with its significant suppliers, vendors and large customers to determine the extent to which the Company is vulnerable to those parties' failures to correct their own Year 2000 issues. As of August 31, 1998, the Company has received approximately two-thirds of the responses, and those responses generally indicate that these parties will be Year 2000 compliant.

    The Company has completed an inventory and assessment of its information technology systems. Both internal and external resources are being utilized to test the Company's software for Year 2000 compliance and, where necessary, the systems are being remediated through upgrading, replacement or reprogramming. Also, the Company is taking an inventory of its non-information technology (embedded) systems, prioritizing the impact of each of these systems on the Company's ability to conduct its operations and, as necessary, is obtaining vendor verification and/or remediation of those systems. The process of analyzing, prioritizing, remediating and testing will be an iterative process until all systems are Year 2000 compliant.

     The estimated cost for this project is projected to range between $7 million and $10 million, which is being funded through operating cash flows. The Company has spent approximately $1 million as of August 31, 1998 on this project, most of which has been for internal remediation efforts and expects to spend a significant amount in the fourth quarter of 1998. The Company believes that 40 percent of its systems will be Year 2000 compliant by December 31, 1998, another 30 percent by the end of first quarter 1999 with the remainder by mid-year 1999. For example, the Company has undergone an assessment by the Automotive Industry Action Group (AIAG) and General Motors and has received a "green" rating indicating that the Company's Automotive systems are on target to become Year 2000 compliant.

    Based upon currently available information and considering the Company's diversified business base, decentralized systems and Year 2000 efforts, management believes that the most reasonably likely worst case scenario could result in minor short-term business interruptions. The Company is preparing contingency plans which include alternative sourcing to minimize any disruptions to its businesses resulting from a vendor or supplier not being Year 2000 compliant. However, failure by the Company and/or vendors and customers to complete Year 2000 compliance work in a timely manner could have a material adverse effect on certain of the Company's operations. The Company's exposure could increase or its timetable for Year 2000 compliance could be delayed as a result of any new acquisitions.

Adoption of the Euro
--------------------

    Based upon its preliminary evaluation, management believes that the adoption of the Euro by the European Economic Community will not have a material impact on the Company's international businesses. The Company's foreign operations are small, conduct the majority of their business in a single currency and have minimal price variations between countries.

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

Santamaria v. Suburban Water Systems
------------------------------------

    On July 2, 1997, a "toxic tort" lawsuit was filed in the Los Angeles County Superior Court, Santamaria v. Suburban Water Systems, Docket No. KC025995, naming as defendants 19 manufacturing companies (including Aerojet), and 5 water companies. The complaint was subsequently amended to add additional plaintiffs and two additional defendant public water companies. On February 24, 1998, the plaintiffs served Aerojet and the other manufacturing defendants. On March 30, 1998, the Court granted a motion for change of venue and transferred the case to Ventura County which is immediately northwest of Los Angeles. Further activity will not take place in the case until it has been assigned to a new judge. The several hundred plaintiffs, all of whom reside or resided in the San Gabriel Valley of Los Angeles (SGV), alleged that the defendants placed hazardous chemicals in the soil, groundwater and air in the SGV and provided contaminated well water to the plaintiffs for many years. The causes of action alleged are negligence, wrongful death, strict liability, trespass, nuisance, negligence per se, ultrahazardous activity and fraudulent concealment, and the plaintiffs seek personal injury and property damages in an unspecified amount and punitive damages. They also seek a court order to stop the allegedly tortious activity, but no preliminary injunctive relief is sought. Aerojet has notified its insurers and will vigorously defend this action. In June 1998, three recently filed, related matters containing similar allegations (ADLER, Docket No. BC169892; BOSWELL, Docket No. KC027318; and CELI, Docket No. GC020622) were stayed for at least one year by their respective judges pending a California Public Utilities Commission (PUC) investigation of the plaintiffs' allegations. The SANTAMARIA matter has now also been similarly stayed. Aerojet has notified its insurers and will vigorously defend these actions.

Mike Demciuc, et al v. Suburban Water Co., et al.
-------------------------------------------------
Georgianna Dominguez, et al. v. Southern California Water Co., et al.
---------------------------------------------------------------------
Shamille A. Criner, et al. v. San Gabriel Valley Water Co., et al.
------------------------------------------------------------------

    Three new related "toxic tort" suits containing allegations similar to the SANTAMARIA matter were filed on July 30, 1998 and served on Aerojet on September 16, 1998, as follows: (i) MIKE DEMCIUC, ET AL V. SUBURBAN WATER CO., ET AL. Case No. KC 028732, Superior Court of Los Angeles County, CA; (ii) GEORGIANNA DOMINGUEZ, ET AL. V. SOUTHERN CALIFORNIA WATER CO., ET AL. Case No. GC 021657, Superior Court of Los Angeles County, CA; and (iii) SHAMILLE A. CRINER, ET AL.
V. SAN GABRIEL VALLEY WATER CO., ET AL. Case No. GC 021658, Superior Court of Los Angeles County, CA.

Allen, et al. v. Aerojet, MDC, Southern California Water Company, et al.
------------------------------------------------------------------------
Adams, et al. v. Aerojet, MDC, Southern California Water Company, et al.
------------------------------------------------------------------------

    On December 8, 1997 and March 2, 1998, similar but unrelated "toxic tort" complaints were filed in Sacramento Superior Court. The plaintiffs seek compensation for damages for alleged personal injuries and property damages related to exposure to groundwater contamination in eastern Sacramento County, California. Aerojet was served on January 14, 1998 in ALLEN and on April 30, 1998 in ADAMS. Aerojet will vigorously defend these matters. In addition to Aerojet, McDonnell-Douglas Corporation (now Boeing) and two Sacramento water purveyors are defendants. Aerojet has also notified its insurers of these actions. Aerojet's motions for stays in these matters were granted pending the PUC investigation discussed below.

--------------------------

    Because of these (and other similar recent) "toxic tort" lawsuits which named California water purveyors as defendants, on March 12, 1998, the PUC announced a wide ranging investigation of drinking water quality in California. The PUC's General Counsel has publicly stated that he believes that under the California Constitution, the PUC's jurisdiction overrides that of the Courts in this area. Accordingly, Aerojet is also preparing to defend its interests before the PUC.

In re:  Proposition 65 Notices
------------------------------

    Aerojet was served in November and December 1997 with notices from a private group alleging that it has released chemicals into air and groundwater from its Sacramento facility in violation of California's Proposition 65 and without filing sufficiently detailed public notifications as required by Proposition 65. Following collection and review of all of its Proposition 65 records, air release reports and groundwater reports, Aerojet believes it is in compliance with Proposition 65 and has so advised the California Attorney General's office. On June 4, 1998, Aerojet was served with a Proposition 65 lawsuit filed by the Communities For A Better Environment in Sacramento Superior Court. The complaint alleges past and present violations of Proposition 65. Aerojet's insurance carriers have been notified of these claims. Aerojet plans a vigorous defense. On July 6, 1998, Aerojet removed the case to U.S. District Court based on that court's jurisdiction over the CERCLA Partial Consent Decree for the Sacramento site. Plaintiffs have moved to remand the case to the Sacramento Superior Court; Aerojet will oppose the remand motion.

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

Item 5. Other Information
-------------------------

    The following information is based upon revised Securities and Exchange Commission regulations Sec. 240.14a-4 and Sec. 240.14a-5 which became effective June 29, 1998:

            A stockholder proposal submitted outside the Rule 14a-8 process for consideration at the Company's 1999 Annual Meeting will be considered untimely for purposes of Proxy Rules 14a-4 and 14a-5 if notice of the proposal is received by the Company after December 30, 1998.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

        a) Exhibits
           --------

             Table                                                   Exhibit
            Item No.      Exhibit Description                         Number
            ---------------------------------------------------------------------------------

                27         Financial Data Schedule                     27
                           (Filed for EDGAR only)

        b) Reports on Form 8-K
           -------------------

            There have been no reports on Form 8-K filed during the quarter ended August 31, 1998.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  GENCORP INC.



Date     October 14, 1998                        By  /s/ D. M. Steuert
       -------------------------------               -------------------------------------------------
                                                     D. M. Steuert
                                                     Senior Vice President and Chief Financial Officer




Date     October 14, 1998                        By  /s/ W. R. Phillips
       -------------------------------               -------------------------------------------------
                                                     W. R. Phillips
                                                     Senior Vice President, Law; General Counsel