Form 10-K405
period 1998-11-30
GENCORP INC
filed 1999-02-22
CIK 40888

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

For the fiscal year ended November 30, 1998        Commission File Number l-1520

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 1, 1999, was $950,167,412.

     As of February 1, 1999, there were 41,563,307 outstanding shares of the Company's Common Stock, 10c par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1999 Proxy Statement of GenCorp Inc. are incorporated into
Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  GENCORP INC.

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1998

                               TABLE OF CONTENTS

   ITEM
  NUMBER                                                                 PAGE
  ------                                                                 ----
                                      PART I
     1     Business....................................................     1

     2     Properties..................................................     4

     3     Legal Proceedings...........................................     6

     4     Submission of Matters to a Vote of Security Holders.........     8

           Executive Officers of the Registrant........................     8

                                     PART II
     5     Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................    10

     6     Selected Financial Data.....................................    10

     7     Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................    10

    7A     Quantitative and Qualitative Disclosures About Market
             Risk......................................................    16

     8     Consolidated Financial Statements and Supplementary Data....    16

     9     Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................    16

                                     PART III
    10     Directors and Executive Officers of the Registrant..........    42

    11     Executive Compensation......................................    42

    12     Security Ownership of Certain Beneficial Owners and
             Management................................................    42

    13     Certain Relationships and Related Transactions..............    42

                                     PART IV
    14     Exhibits, Financial Statement Schedules and Reports on Form
             8-K.......................................................    42

           Signatures..................................................    43

           Index to Financial Statements and Financial Statement
             Schedules.................................................  GC-1

           Exhibit Index...............................................     i

                                     PART I

ITEM 1.  BUSINESS

     GenCorp Inc. (hereinafter the "Company" or "GenCorp") was incorporated in Ohio in 1915 as The General Tire & Rubber Company. The Company's operations are grouped into three business segments: its aerospace and defense and fine chemicals businesses, Aerojet-General Corporation ("Aerojet"), its automotive business, and its polymer products businesses. The aerospace and defense segment manufactures liquid and solid rocket propulsion systems, defense electronics and fine chemicals. The automotive segment produces highly engineered extruded and molded rubber products. The polymer products segment produces diverse products including vinyl-coated fabrics, vinyl and paper laminates, plastic films, commercial wallcoverings, single-ply roofing systems, tennis balls and racquetballs and styrene/butadiene based specialty latices. As of November 30, 1998, the Company employed approximately 10,770 persons. (Financial information relating to the Company's business segments appears on pages 35 through 38 of this report.)

     The Company and its businesses utilize the GenCorp Technology Center in Akron, Ohio to support priorities of operational excellence and value-creating growth by developing new products and improving existing products and processes. The Center has a key role in the Company's technical activity and supports research and development efforts across the Company. The Technology Center teams with the business units to create new high impact technology that enables new business opportunities through leveraging core competencies in cross-cutting application disciplines such as: (i) adhesives, coatings and printing inks; (ii) graphics and information technology; and (iii) materials selection, substitution and fabrication. A number of design and development centers at the segments focus on specific areas of the businesses and each plant has dedicated engineering services. (Information relating to research and development expense is set forth in Note F on page 25 of this report.)

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

     Approximately 40% of the Company's employees are covered by collective bargaining agreements. Of the covered employees, approximately 33% are covered by collective bargaining agreements that are due to expire within one year. The Company experienced a one-week work stoppage at its Batesville, Arkansas facility in 1998. A protracted work stoppage in either the Company's facilities or those of a major automotive customer could adversely affect the Company's results of operations.

     Compliance with laws and regulations relating to the discharge of materials into the environment or the protection of the environment continues to affect many of the Company's operating facilities. A discussion of capital and noncapital environmental expenditures incurred in 1998 and forecasted for 1999 and 2000 for environmental compliance is included under the heading Environmental Matters on page 14 of this report. Environmental matters discussed on page 14 and in Note R beginning on page 32 of this report are incorporated herein by reference.

     The Company announced on December 17, 1998, that it plans to spin off its Performance Chemicals (formerly Specialty Polymers) and Decorative & Building Products businesses to GenCorp shareholders as a separate publicly traded polymer products company. Following the spin-off, GenCorp would continue to operate Aerojet, its aerospace, defense, and fine chemicals segment, and its automotive Vehicle Sealing business unit. Implementation of the plan is subject to approval by GenCorp shareholders, the receipt of a favorable ruling from the Internal Revenue Service, as well as market conditions at the time of the proposed spin-off.

AEROSPACE AND DEFENSE

     Aerojet plays a leading role in the development and production of electronic sensor and surveillance systems, and smart munitions, as well as solid and liquid rocket propulsion systems and related defense products and services. The segment also operates a fine chemicals business, supplying special intermediates and bulk pharmaceuticals to commercial and government customers. Aerojet concentrates on obtaining contracts that provide a balance between technology development and long-term production.

     Aerospace and defense programs include liquid and solid propulsion systems for Titan, Delta, Minuteman, Hawk, Advanced Medium Range Air to Air Missile (AMRAAM) and a variety of new technology applications. Titan services extend through the year 2003 and follow-on Delta engines and services extend through 2005. Aerojet is also the prime contractor for the Army's Sense and Destroy Armor (SADARM) program. Aerojet's single largest program is the Space-Based Infrared System (SBIRS). This is a multi-year cost plus award fee contract that Aerojet is participating in as part of a Lockheed Martin led team. Aerojet's share of the work runs through the year 2006 and has a potential revenue value in excess of $800 million. Work on the program could extend beyond 2006 as the Air Force has announced a two-year delay in the first launch of the system. Aerojet is teamed with Lockheed Martin for the life of the SBIRS program and is well positioned to participate in follow-on acquisitions of satellites, ground systems and support services. SBIRS is now scheduled to replace Defense Support Program (DSP) around the year 2004 as the United States Air Force's next generation space surveillance missile early warning and tracking system. Aerojet is also working on a $265 million contract that runs through 2001 for consolidation of the DSP post-production activity. Additionally, Aerojet recently announced that it had won a contract to build a new generation of solid rocket motors for Lockheed Martin's Astronautic's Atlas V launch vehicle. With options, the base contract could exceed $500 million over the next ten years.

     Most of the sales of this business are made directly or indirectly to agencies of the United States government pursuant to contracts or subcontracts which are subject to termination for convenience (with compensation) by the government in accordance with Federal Acquisition Regulations.

     Aerojet's direct and indirect sales to the United States government and its agencies (principally the Department of Defense) were approximately $596 million in 1998, $516 million in 1997 and $465 million in 1996. Competition based upon price, technology, quality and service is intense for all products and services in this business segment and has increased with the decline in the national defense budget and the continuing consolidation of the industry. There are several other major companies with the technology and capacity to produce most of the products manufactured and sold by Aerojet, and in some areas, the government has its own manufacturing capabilities. Aerojet believes it remains competitive in its markets.

     Backlog in the aerospace and defense businesses is commonplace and significant. Aerojet's contract backlog was approximately $1.7 billion at November 30, 1998, compared to $1.9 billion at November 30, 1997. Funded backlog, which includes only the amount of those contracts for which money has been authorized by Congress, totaled approximately $0.6 billion at November 30, 1998, compared with approximately $0.7 billion at November 30, 1997. Raw materials required by this segment are generally in adequate supply.

AUTOMOTIVE

     Revenues from the Company's automotive Vehicle Sealing business are principally derived from the development, manufacture and sale of highly engineered extruded and molded rubber products for vehicle bodies and window sealing for the original equipment automotive market.

     The Vehicle Sealing business is a leading producer in North America of sealing systems and components that prevent air, moisture and noise from penetrating vehicle windows, doors and other openings. This business supplies products to the major domestic automotive companies for use in a wide variety of vehicles including the General Motors full-size pickup truck, the Suburban, Tahoe and Yukon, the small pickup truck, Blazer and Jimmy, the General Motors GrandAm and Alero, the Ford F-150 pickup truck, the Ford Ranger small pickup, the Ford Explorer and the Mercedes-Benz All-Activity Vehicle. The international presence for Vehicle Sealing continues to expand through its German subsidiary, HENNIGES, which produces high quality vehicle sealing systems, encapsulated glass and molded rubber parts for major European customers including Volkswagen, Opel,

BMW, Audi and Mercedes-Benz. On June 30, 1998, the Company sold its plastic extrusions appliance gasket business which had been managed by the Vehicle Sealing business unit to ILPEA, Inc.

     Automotive products are sold directly to Original Equipment Manufacturer
(OEM) customers or their suppliers. Automotive customers include the major domestic automobile manufacturers, the loss of one or more of which would have a material adverse effect on this segment. Sales to General Motors in 1998 were approximately ten percent of the Company's net sales.

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

     Within the polymer products segment, Decorative & Building Products' businesses include: (i) commercial wallcovering; (ii) coated fabrics; (iii) decorative laminates; (iv) graphic arts and industrial films; (v) heat transfer printed papers; and (vi) building systems. In August 1998, Decorative & Building Products acquired the commercial wallcovering business of Walker Greenbank PLC which is based in the United Kingdom, resulting in GenCorp becoming the worldwide market share leader for commercial wallcovering. In December 1998, Decorative & Building Products sold its residential wallcovering product line, enabling it to further focus on growth in more attractive commercial markets. The Company also acquired Printworld, a recognized leader in the paper laminate industry and well known for its heat transfer printing process in May 1997. The Decorative & Building Products business unit is a major supplier of vinyl coated fabrics for indoor and outdoor home furnishings and marine applications and for a variety of other industrial and commercial industries. It is also a leading supplier of coordinated vinyl and paper laminates for furniture cabinets and consumer electronics, transfer printing paper laminates used to decorate apparel and home furnishings and double-polished clear vinyl films for the graphic arts, office products and stationery markets. Decorative and engineered thermoplastic films for use in furniture, ceiling tiles, and other industrial applications are also produced and marketed. In addition, the production of single-ply membrane systems for a wide range of commercial roofing applications is a growing part of this business unit. Decorative & Building Products also offers a full line of brand name commercial wallcoverings for new construction and refurbishment.

     Manufacturing for Decorative & Building Products is done in five locations:
Auburn, Pennsylvania; Columbus, Mississippi; Jeannette, Pennsylvania; Monroe, North Carolina; and Kent, England. These manufacturing operations include compounding, calendering, lamination, decorative printing, embossing and coating.

     Performance Chemicals (formerly Specialty Polymers) is another key business unit within the polymer products segment, producing and marketing a comprehensive line of specialty latices used as coatings for paper, as binding agents for carpets and nonwoven fabrics and as tire cord adhesives. Performance Chemicals also produces in-mold coatings for automotive, truck and marine industries. Performance Chemicals completed the acquisitions of the Calhoun, Georgia latex polymer plant from The Goodyear Tire & Rubber Company and Sequa Corporation's U.S. based specialty chemicals operations in 1998, further diversifying its product lines, expanding its capacity across several market segments, including coatings, non-wovens, construction, graphic arts and adhesives and expanding its markets into the acrylic, polyvinyl-acetate and specialty chemicals areas. In December 1998, Performance Chemicals also announced the acquisition of the PolymerLatex (a joint venture of HULS and Berger) acrylics plant in Fitchburg, Massachusetts, further enhancing the business unit's technologies and capacity to serve numerous end markets with a broad range of acrylic and styrene acrylic polymers and other hybrids. With these acquisitions, product lines have been expanded to include lubricants, crosslinkers, and sizing agents for paper; finishing resins, softeners and preparation chemicals for textiles; and acrylics, styrene acrylics, polyvinyl-acetates and vinyl acrylics for specialty applications such as construction, non-woven coatings, adhesives, air filtration and others.

     In December 1998, the company announced it had initiated the process of divesting its Penn Racquet Sports division, a leading manufacturer of tennis balls and racquetballs. Tennis and racquetball accessories are purchased for resale under Penn trademarks. The Penn trademark is also licensed for use in production of a variety of sportswear and other products for sale worldwide.

     Methods of distribution utilized by units within the polymer products business segment vary widely depending on the nature of the products and the industry or market served, with products being sold either directly or through distributors. Decorative & Building Products and Penn market products worldwide. The Company has agreements with subsidiaries of Head Sport AG to distribute Penn(R) tennis balls in France, Italy, Germany, Austria and Switzerland, as well as an exclusive agreement with Babolat S. A. France to distribute Babolat racquet strings, professional stringing equipment and related accessories into the U.S. market.

     Competition based upon price, quality, service, technology and reputation is intense with respect to virtually all products marketed by this segment and, to a substantial degree, upon design and styling in the wallcovering and most other coated fabrics, plastic film and heat transfer printed products. The Company believes that it continues to be a major competitor in the markets served by this segment, and that the raw materials required are generally available. The Company has been successful in mitigating the effects of fluctuating raw material costs through productivity improvements, operating cost reductions and product pricing. Raw material costs are very sensitive to, and dependent on, worldwide demand.

ITEM 2.  PROPERTIES

     Significant operating, manufacturing, research, design and/or marketing facilities of the Company are set forth below.

FACILITIES


CORPORATE HEADQUARTERS

GenCorp Inc.                          *GenCorp Overseas Inc.
175 Ghent Road                        545 Orchard Road
Fairlawn, Ohio 44333-3300             #09-05 Far East Shopping Centre
330/869-4200                          Singapore 238882
                                      (65) 733-7080

GenCorp Technology Center
2990 Gilchrist Road
Akron, OH 44305-4489
330/794-6300

MANUFACTURING/RESEARCH/DESIGN/MARKETING LOCATIONS

AEROSPACE AND DEFENSE

Aerojet                               Design/Manufacturing            Marketing/Sales Offices:
P.O. Box 13222                        Facilities:                     *Colorado Springs, CO
Sacramento, CA 95813-6000             Azusa, CA                       *Geneva, Switzerland
916/355-4000                          *Boulder, CO                    *Huntsville, AL
                                      Jonesborough, TN                *Los Angeles, CA
                                      Sacramento, CA                  *Mt. Arlington, NJ
                                      *Socorro, NM                    *Orlando, FL
                                                                      *Tokyo, Japan
                                                                      *Tucson, AZ
                                                                      *Washington, DC

AUTOMOTIVE

Vehicle Sealing                          Manufacturing Facilities:              Sales/Marketing/Design
P.O. Box 9067                            Batesville, AR                         and Engineering Facilities:
Farmington Hills, MI 48333-9067          *Berger, MO                            *Campinas, SP - Brazil
248/553-5300                             HENNIGES, Rehburg                      Farmington Hills, MI
                                         Germany and Ballina,                   HENNIGES, Rehburg, Germany
                                         Ireland                                Wabash, IN
                                         Marion, IN
                                         Wabash, IN
                                         Welland, Ontario, Canada

POLYMER PRODUCTS

Decorative & Building Products           Manufacturing Facilities:              Sales/Marketing/Design/Distribution
175 Ghent Road                           Auburn, PA                             Facilities:
Fairlawn, OH 44333-3300                  Columbus, MS                           *Asnieres, France
330/869-4380                             Jeannette, PA                          *Brussels, Belgium
                                         Kent, England                          *Charlotte, NC
                                         Monroe, NC                             Hertfordshire, England
                                                                                *Jebei Ali, Dubai, UAE
                                                                                *Maumee, OH
                                                                                *New York, NY
                                                                                *Paris, France
                                                                                *Pine Brook, NJ
                                                                                Salem, NH

Penn Racquet Sports                      Sales/Manufacturing Facilities:
306 South 45th Avenue                    Phoenix, AZ
Phoenix, AZ 85043                        Mullingar, Ireland
602/269-1492                             *Nurnberg, Germany

Performance Chemicals                    Sales/Manufacturing/Technical/Distribution Facilities:
165 S. Cleveland Avenue                  Akron, OH
Mogadore, OH 44260-1593                  Calhoun, GA
330/628-6550                             Chester, SC
                                         *Dalton, GA
                                         Fitchburg, MA
                                         Green Bay, WI
                                         Greensboro, NC
                                         Mogadore, OH

---------------

* An asterisk next to a facility listed above indicates that it is a leased property.

     In addition, the Company and its businesses own and lease properties (primarily machinery, warehouse and office facilities) in various regions of the country for use in the ordinary course of its business. Data appearing in Note Q on page 32 of this report with respect to leased properties is incorporated herein by reference.

     During 1998 the Company generally made effective use of its productive capacity. The Company believes that the quality and productive capacity of its properties are sufficient to maintain the Company's competitive position.

ITEM 3.  LEGAL PROCEEDINGS

     Information concerning legal proceedings, including proceedings relating to environmental matters, which appears in Note R beginning on page 32 of this report is incorporated herein by reference.

  Santamaria v. Suburban Water Systems

     On July 2, 1997, a "toxic tort" lawsuit was filed in the Los Angeles County Superior Court, Santamaria v. Suburban Water Systems, Docket No. KC 025995, naming as defendants 19 manufacturing companies (including Aerojet), and 5 water companies. The complaint was subsequently amended to add additional plaintiffs and two additional defendant public water companies. On February 24, 1998, the plaintiffs served Aerojet and the other manufacturing defendants. On March 30, 1998, the Court granted a motion for change of venue and transferred the case to Ventura County which is immediately northwest of Los Angeles. The several hundred plaintiffs, all of whom reside or resided in the San Gabriel Valley of Los Angeles (SGV), alleged that the defendants placed hazardous chemicals in the soil, groundwater and air in the SGV and provided contaminated well water to the plaintiffs for many years. The causes of action alleged are negligence, wrongful death, strict liability, trespass, nuisance, negligence per se, ultrahazardous activity and fraudulent concealment, and the plaintiffs seek personal injury and property damages in an unspecified amount and punitive damages. They also seek a court order to stop the allegedly tortious activity, but no preliminary injunctive relief is sought. Aerojet has notified its insurers and will vigorously defend this action. In June 1998, three recently filed, related matters containing similar allegations (Adler, Docket No. BC169892; Boswell, Docket No. KC027318; and Celi, Docket No. GC020622) were stayed for at least one year by their respective judges pending a California Public Utilities Commission
(PUC) investigation of the plaintiffs' allegations. The Santamaria matter has now also been similarly stayed pending Aerojet's pursuit of a writ to the Court of Appeal. This writ will be consolidated with writs filed by the plaintiffs in Adler, Boswell, Celi, and Demciuc, Dominguez, and Criner (discussed below). Aerojet has notified its insurers and will vigorously defend these actions.

  Mike Demciuc, et al. v. Suburban Water Co., et al.

  Georgianna Dominguez, et al. v. Southern California Water Co., et al.

  Shamille A. Criner, et al. v. San Gabriel Valley Water Co., et al.

  Anderson, et al. v. Suburban Water Co., et al.

     Four related "toxic tort" suits containing allegations similar to the Santamaria matter were filed on July 30, 1998 and served on Aerojet on September 16, 1998, as follows: (i) Mike Demciuc, et al. v. Suburban Water Co., et al. Case No. KC028732, Superior Court of Los Angeles County, CA; (ii) Georgiana Dominguez, et al. v. Southern California Water Co., et al. Case No. GC 021657, Superior Court of Los Angeles County, CA; (iii) Shamille A. Criner, et al. v. San Gabriel Valley Water Co., et al. Case No. GC 021658, Superior Court of Los Angeles County, CA; and (iv) Anderson, et al. v. Suburban Water Co., et al. Case No. KCO2854, Superior Court of Los Angeles. Aerojet has notified its insurers and will vigorously defend these actions.

  Allen, et al. v. Aerojet, MDC, Southern California Water Company, et al.

  Adams, et al. v. Aerojet, MDC, Southern California Water Company, et al.

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

  Bonnie Austin, et al. v. J.B. Stringfellow, Jr. et al.

     On May 13, 1998, a toxic tort complaint, Bonnie Austin, et al. v. J. B. Stringfellow, Jr. et al., Case No. 312339 was filed in Superior Court of Riverside County. The plaintiffs are all neighbors of the Stringfellow superfund site and seek compensation for damages for alleged personal injuries and property damages related to exposure to groundwater contamination allegedly emanating from the site. Aerojet is one of hundreds of defendants served which were allegedly generators of waste to the site. Aerojet has joined a common defense group comprised of 30 de minimis generators. Aerojet has notified its insurers and will vigorously defend this action.

     Because of these (and other similar recent) "toxic tort" lawsuits which named California water purveyors as defendants, on March 12, 1998, the PUC announced a wide ranging investigation of drinking water quality in California. The PUC's General Counsel has publicly stated that he believes that under the California Constitution, the PUC's jurisdiction overrides that of the Courts in this area. Accordingly, Aerojet is also preparing to defend its interests before the PUC. Aerojet has filed an intervention petition with the PUC to allow Aerojet to participate in the PUC's proceedings. The PUC's investigation is expected to be completed by fall 1999, at which point the stays in the toxic tort cases discussed above may be lifted, unless the Court of Appeal so orders earlier.

  In re: Proposition 65 Notices

     Aerojet was served in November and December 1997 with notices from a private group alleging that it had released chemicals into air and groundwater near its Sacramento facility above state limits in violation of California's Proposition 65 and/or without filing sufficiently detailed public notifications as required by Proposition 65. Following collection and review of all of its Proposition 65 records, air release reports and groundwater reports, Aerojet believes it is in compliance with Proposition 65 and has so advised the California Attorney General's office. On June 4, 1998, Aerojet was served with a Proposition 65 lawsuit filed by the Communities For A Better Environment in Sacramento Superior Court. The complaint alleges past and present violations of Proposition 65. Aerojet's insurance carriers have been notified of these claims. Aerojet plans a vigorous defense. On July 6, 1998, the case was removed to U.S. District Court based on that court's jurisdiction over the CERCLA Partial Consent Decree for the Sacramento site. Plaintiffs then moved to remand the case to the Sacramento Superior Court. The remand motion was denied by U.S. District Court in November, 1998.

  McKinley, et al. v. GenCorp Inc., et al.

     Following an "investigative" report published in the Houston Chronicle on November 29, 1998 (which was reprinted by other newspapers and may well generate further media coverage), a "toxic tort" lawsuit was filed against 40 chemical companies and trade association co-defendants in Common Pleas Court for Ashtabula County, Ohio, Case No. 98CV00797. The complaint was filed by the heirs of a former production employee at GenCorp's former polyvinyl chloride ("PVC") resin facility in Ashtabula, Ohio and GenCorp was served on December 21, 1998. GenCorp, as the former employer, is alleged to have intentionally exposed the decedent to vinyl chloride ("VC"), a building block compound for PVC that is listed as a carcinogen by certain government agencies. The alleged exposure is claimed to have resulted in fatal liver damage. Plaintiffs also allege that all of the co-defendants engaged in a conspiracy to suppress information regarding the carcinogenic risk of VC to industry workers, despite the fact that OSHA has strictly regulated workplace exposure to VC since 1974. GenCorp has notified its insurers and will vigorously defend this and any future actions which may be generated.

     This lawsuit is apparently an outgrowth of three similar but unrelated "toxic tort" civil conspiracy cases brought in 14th Judicial District Court, Calcasieu Parish, Louisiana by the heirs of deceased former employees of two chemical plants in Lake Charles, Louisiana (Ross, et ux. v. Conoco, Inc., et al. (Case No. 90-4837); Landon, et ux. v. Conoco, Inc., et al. (Case No. 97-7949); Tousaint, et ux. v. Insurance Co. of North America, et al. (Case No. 92-6172). GenCorp was named as a "conspiring" co-defendant in all three cases, along with most of the same co-defendants in the McKinley case. However, the Ross and Tousaint cases were pending for several years before GenCorp was served (in 1994 and 1998, respectively) and before Landon was served in 1997. Moreover, unlike McKinley, in none of these cases was GenCorp alleged to be an employer, manufacturer or VC supplier. Nonetheless, GenCorp notified its insurers and has vigorously defended these actions since served.

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

     The United States government frequently conducts investigations into allegedly illegal or unethical activity in the performance of defense contracts. Investigations of this nature are common to the aerospace and defense industries in which Aerojet participates and lawsuits may result; possible consequences may include civil and criminal fines and penalties, in some cases, double or treble damages, and suspension or debarment from future government contracting. Aerojet currently is subject to several United States government investigations regarding business practices and cost classification from which additional legal or administrative proceedings could result. While it is not possible to predict with certainty the outcome of any such investigation, the Company does not believe, based upon the information available at this time, that final resolution of any such matter will have a material adverse effect on its consolidated financial condition or result in its suspension or debarment as a government contractor.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended November 30, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is given as of February 15, 1999, and except as otherwise indicated, each individual has held the same office during the preceding five-year period.

     John B. Yasinsky, age 59: Chairman of the Board (since March 1995), Chief Executive Officer and President (since July 1994); formerly President and Chief Operating Officer (since November 1993); previously Group President of Westinghouse Electric Corporation (from February to November 1993), President, Westinghouse Power Systems (from 1990 to 1993), Executive Vice President, Westinghouse, World Resources and Technology (from 1989 to 1990), and Executive Vice President, Westinghouse International (from 1987 to 1989).

     Edward R. Dye, age 58: Secretary (since September 1988) and Assistant General Counsel (since January 1987); formerly Assistant Secretary (from November 1986 until September 1988), Associate General Counsel (from September 1985 until January 1987) and Counsel (prior to September 1985).

     Samuel W. Harmon, age 48: Senior Vice President, Human Resources (since February 1996); previously Vice President, Human Resources (from October 1995 until February 1996); formerly Vice President, Human Resources, AlliedSignal, Inc. for its European operations (from 1995 to February 1996) and for its Automotive Sector (from 1993 to 1995), and Group Director for the Heavy Duty Brake Division (from 1990 to 1993).

     Michael E. Hicks, age 40: Acting Chief Financial Officer (since February 15, 1999) and Treasurer (since September 1994); formerly Director, Treasury for the Company (since 1989) and Manager, Cash and Banking (from 1988 to 1989).

     James K. Lambert, age 48: Senior Vice President, Operations and Total Quality (since March 1996); formerly Vice President, Worldwide Manufacturing, AlliedSignal Automotive (from 1995 to March 1996), Vice President, Lean Manufacturing-Truck Brake Systems, North American Operations (from 1991 to 1995) and Director of European Operations, Bristol, England (from 1987 to 1991).

     Nathaniel J. Mass, age 48: Senior Vice President, Strategic Growth (since June 1996); formerly Partner and Director of the Business Dynamics Center, McKinsey and Company (from 1994 to June 1996); Chief Executive Officer, Light Sciences Inc. (from 1991 to 1993) and Director of Worldwide Strategic Planning, Exxon Chemical Company (from 1988 to 1991).

     Kevin M. McMullen, age 38: Vice President of the Company and President, Decorative & Building Products Business Unit (since September 1996); previously General Manager, General Electric Corporation's Lighting Division (from 1991 to
1996) and Senior Engagement Manager, McKinsey and Company (from 1985 to 1991).

     William R. Phillips, age 56: Senior Vice President, Law; General Counsel (since September 1996); previously Vice President, Law of Aerojet (from 1990 to
1996) and General Counsel, Group Counsel and Manager Legal Operations, General Electric Aircraft Engines (from 1986 to 1989).

     Gregg R. Weida, age 51: Vice President of the Company (since August 1994), also President of Penn Racquet Sports Business Unit (since 1991); formerly President of the Company's Plastic Films Division (from 1987 to 1991) and General Manager of the rigid plastics business (from 1986 to 1987).

     Robert A. Wolfe, age 60: Vice President of the Company and President of Aerojet (since September 1, 1997); formerly Executive Vice President of the Pratt & Whitney Group, a division of United Technologies (during 1997); President, Pratt & Whitney Aircraft's Large Commercial Engines business (from 1994 until 1997) and Senior Vice President, Pratt & Whitney's Commercial Engine Management for Latin and North America (from 1992 to 1994).

     Rosemary B. Younts, age 43: Senior Vice President, Communications (since February 1996); previously Vice President, Communications (from January 1995 to February 1996), Director of Communications (from 1993 to 1995) and various communications positions with Aerojet (from 1984 to 1993).

     Marvin W. Zima, age 61: Vice President of the Company (since August 1994), also President of the Company's Performance Chemicals Business Unit (since
1991); formerly President and Chief Executive Officer of Uniroyal Engineered Products (from 1987 to 1991) and various other management positions with Uniroyal (from 1982 to 1987).

     The Company's executive officers generally hold terms of office of one year and/or until their successors are elected.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed on the New York and Chicago Stock Exchanges. At December 31, 1998, there were approximately 12,400 holders of record of the Company's common stock. During 1998, 1997 and 1996, the Company paid quarterly cash dividends on common stock of $.15 per share. Information regarding the high and low quarterly sales prices of common stock for the past two years is contained in the Quarterly Financial Data (Unaudited) which appears on page 39 of this report and is incorporated herein by reference.

     Information concerning long-term debt, including material restrictions and provisions relating to distributions and cash dividends on the Company's common stock (if any), appears in Note M beginning on page 30 of this report and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     Financial data required under this section appears on page 40 of this report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This annual report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and/or assumptions underlying or judgments concerning matters discussed in this document. These discussions and any other discussions contained in this annual report, except to the extent that they contain historical facts, are forward-looking and accordingly involve estimates, assumptions, judgments and uncertainties; in particular, this pertains to management's comments on financial resources, capital spending and the outlook for each of the Company's business segments. In addition to certain contingency matters and their respective cautionary statements discussed elsewhere in this annual report, the Forward-Looking Statements section of this Management's Discussion and Analysis indicates some important factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements.

     Total sales for GenCorp in 1998 increased 11 percent to $1.74 billion versus $1.57 billion in 1997. Total segment operating profit, excluding unusual items, increased to $160 million in 1998 from $152 million in 1997, a 5 percent improvement. Net income was $84 million in 1998 compared to $137 million in 1997. Excluding unusual items and tax settlements, net income increased to $79 million in 1998 from $70 million in 1997. Diluted earnings per share totaled $1.99 per share in 1998. Earnings per diluted share before unusual items and a tax settlement were $1.88 in 1998, an increase of 9 percent compared to $1.72 in 1997.

     Other (income) expense as disclosed in the Company's Consolidated Statement of Income was favorably impacted in fiscal 1997 by the collection of a note receivable and interest from a 1996 divestiture and reimbursement of expenses related to an environmental settlement.

FINANCIAL RESOURCES AND CAPITAL SPENDING

     Cash flow provided by operating activities for fiscal 1998 was $134 million compared to $169 million in 1997 and $59 million in 1996. Excluding tax settlements, cash flow for 1998 improved due to better operating performance and lower working capital requirements. Cash flow for 1997 was favorably impacted by the receipt of a federal income tax settlement (see Note G -- Income Taxes) and reimbursement of expenses related to an environmental settlement. Cash flow from operating activities for 1997 excluding those items was $98 million.

     In fiscal 1998, $363 million was used for investing activities including $294 million for acquisitions and capital expenditures of $88 million offset by proceeds of $19 million from asset dispositions. The acquisitions included Sequa Corporation's specialty chemicals unit for $108 million, Walker Greenbank's commercial wallcovering business for $112 million and The Goodyear Tire & Rubber Company's Calhoun, Georgia latex facility for $74 million. This is compared to $79 million used for investing activities in fiscal 1997, which included the acquisition of Printworld for $47 million and capital expenditures of $58 million offset by proceeds of $26 million from asset dispositions.

     Cash flow provided by financing activities in fiscal 1998 primarily included a $261 million increase in debt offset by payments of $25 million in dividends. The net increase in debt as of November 30, 1998 was primarily due to the three acquisitions made during 1998 related to the Performance Chemicals (formerly Specialty Polymers) and Decorative & Building Products businesses. At November 30, 1997, total debt decreased to $109 million primarily due to the conversion of $115 million in debentures and the application of the proceeds from the tax settlement.

     Capital expenditures were made and are planned principally for capacity expansion and asset replacement, cost reduction, safety and productivity improvements and environmental protection. Capital expenditures totaled $88 million in 1998, $58 million in 1997 and $47 million in 1996. The Company's total capital expenditures in 1999 are currently projected to be approximately $110 million. The increased capital expenditure program includes support of Aerojet's Space-Based Infrared System (SBIRS) and Sense and Destroy Armor (SADARM) programs and the Fine Chemicals product line, program launches for automotive, enhanced printer and coater capabilities within the Decorative & Building Products business unit and the pilot plant renovation of the Performance Chemicals business unit.

     Management believes that funds generated from operations and existing borrowing capacity are adequate to finance planned capital expenditures, company-sponsored research and development programs and dividend payments to shareholders.

UNUSUAL ITEMS

     During 1998, the Company incurred unusual items resulting in income of $5 million. Unusual items included charges of $8 million primarily related to exiting the plastic extrusions appliance gasket and residential wallcovering businesses offset by a gain of $13 million from the sale of surplus land in Nevada by Aerojet.

     During 1996, the Company recognized net unusual charges of $42 million. These charges included a provision of $15 million for an early retirement program at the Company's headquarters and technology center, a net loss on the sale of divested businesses of $10 million (see Note D -- Acquisitions, Divestitures and Subsequent Events), a provision for environmental remediation costs associated with the Company's Lawrence, Massachusetts facility of $8 million (see Note R -- Contingencies), a restructuring charge of $3 million for the Company's Vehicle Sealing business unit, a charge of $2 million to reduce fixed assets to net realizable value and a provision of $4 million for pension and other related matters.

SUBSEQUENT EVENTS

     The Company announced on December 17, 1998, that it plans to spin off its Performance Chemicals and Decorative & Building Products businesses to GenCorp shareholders as a separate publicly traded polymer products company. Following the spin-off, GenCorp would continue to operate Aerojet, its aerospace, defense and fine chemicals segment, and its automotive Vehicle Sealing business unit. Implementation of the plan is subject to approval by GenCorp shareholders, the receipt of a favorable ruling from the Internal Revenue Service, as well as market conditions at the time of the proposed spin-off.

     On December 2, 1998, the Company acquired the U.S. acrylic emulsion polymers business of PolymerLatex, located in Fitchburg, Massachusetts, for $9 million.

     On December 14, 1998, the Company sold its residential wallcovering business to Blue Mountain Wallcoverings, Inc. for an aggregate consideration of approximately $9 million. The loss on the sale of this business was reflected in the 1998 results of operations.

     Also on December 14, 1998, the Company announced it had initiated the process for divesting its Penn Racquet Sports division for which the Company expects to realize a gain on the divestiture.

AEROSPACE AND DEFENSE

     Sales in 1998 for Aerojet were $673 million, an increase of 15 percent from 1997 sales of $584 million. The increase is due to significantly higher volume in the SBIRS, EMD program and Fine Chemicals product line and modest increases in the Titan, Delta, F-22, Special Sensor Microwave Imager/Sounder (SSMIS) programs and Tactical product line. The increases were partially offset by lower volume in SADARM, Defense Support Program (DSP), Joint Tactical Ground Station (JTAGS) and Strategic & Space technology programs.

     Aerojet's segment operating profit in 1998 was $68 million, as compared to $55 million in 1997. Operating profit margins improved to 10.1 percent in 1998 from 9.4 percent in 1997. The increase was due to the higher sales volume and improved contract performance.

     Contract backlog for Aerojet was $1.7 billion at the end of fiscal 1998, compared to $1.9 billion at the end of fiscal 1997 and $2.0 billion at the end of fiscal 1996. Funded backlog, which includes only the amount of those contracts for which money has been directly authorized by Congress, totaled $0.6 billion at the end of fiscal 1998, compared to $0.7 billion at the end of fiscal 1997 and $0.6 billion at the end of fiscal 1996.

Outlook

     Aerojet's contract base remains stable. Significant long-term contract awards received over the last three years will favorably affect all major product areas in 1999 and beyond and contribute to sustained sales growth. Contract backlog remains at a healthy level.

1997 Results

     Sales in 1997 for Aerojet were $584 million, an increase of 18 percent from 1996 sales of $494 million. The increase was due to higher volume in the SBIRS, SSMIS, SADARM, Advanced Medium Range Air to Air Missile (AMRAAM) and HAWK tactical missile programs and the Fine Chemicals product line. The increase was partially offset by lower volume in the Titan, Standard Missile and Satellite Readout Station Upgrade (SRSU) programs.

     Aerojet's segment operating profit in 1997 was $55 million, an increase of 31 percent compared to $42 million in 1996. The increase was primarily due to higher sales volume and improved contract performance. Aerojet's operating margins improved to 9.4 percent in 1997 from 8.5 percent in 1996.

AUTOMOTIVE

     Sales for the automotive segment, the Vehicle Sealing business unit, totaled $375 million in 1998 compared to $369 million in 1997. The sales increase of 2 percent was due primarily to higher volumes on General Motors' GMT 325/330 Blazer/Jimmy, Ford Explorer and Mercedes AAV programs as well as several new program launches, which were partially offset by the impact of the General Motors strike. During 1998, Vehicle Sealing launched production on the General Motors Grand AM (GMX-130), Ford Ranger (PN-63), Ford F-Series Full Size Pickup (PN-96) and General Motors Sierra Pickup (GMT-800). Although these programs added sales volume in 1998, the full year impact will be realized in 1999.

     Segment operating profit for the automotive business in 1998 was $3 million compared to $29 million in 1997. Operating results were negatively impacted by the strike at General Motors, a work stoppage at the Company's Batesville, Arkansas facility, higher than anticipated launch costs and operating losses from the divested Plastic Extrusions division.

Outlook

     The automotive business continues to target light trucks and sport utility vehicles, the most profitable and fastest growing segment of the automotive market. During 1999, the automotive business will experience full year vehicle volumes for the new programs on the GMT-800, GMX-130, PN-96 and PN-63. During 1999, launch costs for the automotive segment are expected to decrease as programs launched in 1998 mature and fewer launches occur in 1999. The automotive business segment will be well positioned in 1999 with a strong mix of the best selling and most popular cars, pickup trucks and sport utility vehicles. As launch and development costs subside, profit margins are expected to return to historical levels by year-end.

1997 Results

     Sales for the automotive business segment totaled $369 million in 1997 compared to $448 million in 1996 which included $48 million related to businesses that were sold. The decrease in sales from continuing businesses of 8 percent was due primarily to the reduction in volume on several key automotive platforms and lower volume and competitive pricing pressure in the refrigerator gasket business.

     Segment operating profit for the automotive business was $29 million in 1997 and $19 million in 1996. Excluding the negative operating profit of $6 million related to automotive businesses sold in 1996, operating profits were $25 million in 1996. The improvement was due primarily to cost reduction initiatives and improved profit margins on product lines for the Vehicle Sealing business unit. Automotive's operating margin for continuing businesses improved to 7.9 percent in 1997 from 6.3 percent in 1996.

POLYMER PRODUCTS

     Sales increased 12 percent to $689 million in 1998 from $615 million in 1997. Performance Chemicals led the improvement with higher revenues, primarily related to recent acquisitions. Decorative & Building Products also had higher sales during the year, related to an increase in sales in its European wallcovering, building systems, decorative laminates and coated fabrics product lines. Penn Racquet Sports and residential wallcovering posted lower sales than in fiscal 1997.

     Segment operating profit in 1998 increased to $89 million from $68 million in 1997, a 31 percent increase. The increase was primarily due to the increase in sales volume and lower raw material pricing. Similarly, polymer products' operating margins increased to 12.9 percent from 11.1 percent.

     During 1998, Decorative & Building Products acquired Walker Greenbank's commercial wallcovering business, which resulted in the Company becoming the worldwide market share leader for commercial wallcovering. In December 1998, Decorative & Building Products sold its residential wallcovering product line, enabling it to focus on growth in more attractive commercial markets. As a result of the sale, the Company reduced its estimate for the valuation reserve for idle fixed assets that it recorded in the second quarter of 1998 by $5 million in the fourth quarter of 1998. Also in 1998, Performance Chemicals completed the acquisitions of the Calhoun, Georgia latex polymer plant and Sequa Corporation's U.S. specialty chemicals operations. This allowed Performance Chemicals to diversify its product lines and expand into markets for the acrylics, vinyl acetate and specialty areas. In December 1998, Performance Chemicals also announced the acquisition of the PolymerLatex acrylics plant in Fitchburg, Massachusetts, further enhancing the business unit's technologies and capacity to serve numerous end markets.

Outlook

     The businesses within the polymer products segment are expected to maintain or strengthen their market positions. Sales growth in 1999 will be driven by the businesses acquired in 1998 and will be dependent on the economic conditions of the various markets. Segment operating profit will be influenced by sales growth and changes in raw material prices. As discussed under Subsequent Events, the Company announced that it plans to spin off the majority of its polymer products business segment to GenCorp shareholders as a separate publicly traded company. The Company has also announced that it has initiated the process of divesting its Penn Racquet Sports division and has sold its residential wallcovering business.

1997 Results

     Sales increased 7 percent to $615 million in 1997 from $573 million in 1996. The improvement was primarily due to volume increases across paper coating and Lytron(R) product lines at Performance Chemicals, as well as volume growth in the commercial wallcovering and roofing product lines, and the Printworld acquisition at Decorative & Building Products. This increase was partially offset by sales declines in the residential wallcovering and plastic film lines at Decorative & Building Products.

     Segment operating profit in 1997 was $68 million compared to $72 million in 1996 excluding unusual items. Similarly, polymer products' operating margins declined to 11.1 percent from 12.6 percent. The decrease was attributable to lower average selling prices and increased raw material costs at Performance Chemicals and increased raw material costs and start-up market costs relative to new product offerings at Decorative & Building Products. The decrease was partially offset by increased profits at Penn Racquet Sports due to aggressive cost reduction programs.

ENVIRONMENTAL MATTERS

     GenCorp's policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes a significant amount of resources and management attention to environmental matters and actively manages its ongoing processes to comply with extensive environmental laws and regulations. The Company is involved in the remediation of environmental conditions which resulted from generally accepted manufacturing and disposal practices in the 1950s and 1960s. In addition, the Company has been designated a potentially responsible party, with other companies, at sites undergoing investigation and remediation.

     In 1998, capital expenditures for projects related to the environment were approximately $6 million, compared to $6 million in 1997 and $11 million in 1996. The Company currently forecasts that capital expenditures for environmental projects will approximate $11 million and $6 million in 1999 and 2000, respectively. During 1998, noncapital expenditures for environmental compliance and protection totaled $47 million, of which $16 million was for recurring costs associated with managing hazardous substances and pollution abatement in ongoing operations and $31 million was for investigation and remediation efforts at other sites. Similar noncapital expenditures were $43 million and $29 million in 1997 and 1996, respectively. It is presently expected that noncapital environmental expenditures will decrease slightly for the next several years.

     The nature of environmental investigation and cleanup activities often makes it difficult to determine the timing and amount of any estimated future costs that may be required for remedial measures. However, the Company reviews these matters and accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and the amount of the liability (usually based upon proportionate sharing) can be reasonably estimated. The Company's Consolidated Balance Sheet at November 30, 1998 reflects accruals of $279 million and amounts recoverable of $165 million from the U.S. Government and other third parties for such costs.

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

INFORMATION SYSTEMS AND THE YEAR 2000

     The Company is currently engaged in a comprehensive project to upgrade its information, technology, manufacturing and facilities computer hardware and software programs to address the Year 2000 issue at its domestic and international businesses. Many of the Company's systems include new hardware and updated software packages purchased from established vendors who have represented that these systems are Year 2000 ready. The Company does not have large centralized systems, a factor, which the Company believes, reduces the risk of a single point of failure having wide-spread impact on the Company.

     As part of this project, the Company has formally communicated with all of its significant suppliers, vendors and large customers to determine the extent to which the Company is vulnerable to those parties' failures to correct their own Year 2000 issues. As of November 30, 1998, the Company has received approximately two-thirds of the responses, and those responses generally indicate that these parties will be Year 2000 ready.

     The Company has completed an inventory and assessment of its information technology systems. Both internal and external resources are being utilized to test the Company's software for Year 2000 readiness and, where necessary, the systems are being remediated through upgrading, replacement or reprogramming. Also, the Company is taking an inventory of its non-information technology (embedded) systems, prioritizing the impact of each of these systems on the Company's ability to conduct its operations and, as necessary, obtaining vendor verification and/or remediation of those systems. The process of analyzing, prioritizing, remediating and testing will be an iterative process until all critical systems are Year 2000 ready.

     The estimated cost for this project is projected to range between $7 million and $10 million, which is being funded through operating cash flows. The Company has spent approximately $1 million as of November 30, 1998 on this project, most of which has been for internal remediation efforts and expects to spend a significant amount of the remaining budget in the first quarter of 1999. The Company believes that approximately 40 percent of its systems are Year 2000 ready as of December 31, 1998, approximately another 30 percent will be Year 2000 ready by the end of first quarter 1999 and the remainder by mid-year 1999. For example, the Company has been audited by the Automotive Industry Action Group (AIAG) and General Motors and has received a "green" rating indicating that the Company's Automotive systems are on target to become Year 2000 ready.

     Based upon currently available information and considering the Company's diversified business base, decentralized systems and Year 2000 efforts, management believes that the most reasonably likely worst case scenario could result in minor short-term business interruptions. The Company is preparing contingency plans which include alternative sourcing to minimize any disruptions to its businesses resulting from a vendor or supplier not being Year 2000 ready. However, failure by the Company and/or vendors and customers to complete Year 2000 readiness work in a timely manner could have a material adverse effect on certain of the Company's operations. The Company's exposure could increase or its timetable for Year 2000 readiness could be delayed as a result of any new acquisitions.

ADOPTION OF THE EURO

     Based upon a preliminary evaluation, management believes that the adoption of the Euro by the European Economic Community will not have a material impact on the Company's international businesses. The Company's foreign operations currently are small and each operation conducts the majority of its business in a single currency with minimal price variations between countries.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates on long-term debt obligations. The Company's policy is to manage interest rates through the use of a combination of fixed and variable rate debt. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. Substantially all of the Company's long-term debt of $359 million which matures in the year 2001 is variable and had an average variable interest rate of 5.8 percent at November 30, 1998. The Company's long-term debt bears interest at market rates and therefore, the carrying value approximates fair value.

     Although the Company conducts business in foreign countries, international operations were not material to the Company's consolidated financial position, results of operations or cash flows as of November 30, 1998. Additionally, foreign currency transaction gains and losses were not material to the Company's results of operations for the year ended November 30, 1998. Accordingly, the Company should not be subject to material foreign currency exchange rate risk with respect to future costs or cash flows from its foreign subsidiaries. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. The Company is evaluating the future use of such financial instruments.

FORWARD-LOOKING STATEMENTS

     This annual report contains information that is forward-looking, including material contingencies as described in the Notes to Consolidated Financial Statements. The outcomes of forward-looking statements and material contingencies could differ materially from those discussed due to inherent economic risks and changes in prevailing governmental policies and regulatory actions.

     Some important factors that could cause the Company's actual results or outcomes to differ from those expressed in its forward-looking statements include, but are not limited to, the following:

     o General economic trends affecting the Company's markets

     o Governmental and regulatory policies including environmental regulations

     o The Company's acquisition activities

     o Vehicle sales and production rates of major automotive programs including Ford and General Motors' light trucks and SUVs

     o Department of Defense, NASA and other funding for critical aerospace programs including SBIRS, SADARM, Titan and Kistler

     o The market for the Company's Penn Racquet Sports division

     o The market for the Company's real estate in Sacramento, California

     o Raw material prices for chemical feed stocks including polyvinyl chloride, styrene and butadiene

     o The ability of the Company and its customers and vendors to successfully modify and convert its systems to be Year 2000 ready

     o Fluctuations in exchange rates of foreign currencies and other risks associated with foreign operations

     In addition, some important factors that could affect the Company's ability to complete the proposed spin-off of the Performance Chemicals and Decorative & Building Products businesses, and the performance of the Company and the new company after the spin-off, include, but are not limited to, the following:

     o The Company's ability to obtain a ruling from the Internal Revenue Service confirming the tax-free nature of the spin-off

     o The Company's ability to obtain the approval of its shareholders for the spin-off

     o General market conditions affecting the valuation of the Company and the new company

     o The Company's ability to obtain debt ratings acceptable to it and the market

     o The ability of the Company and the new company to allocate or refinance the Company's current indebtedness on terms acceptable to the companies and the market

     Additional risk factors may be described from time to time in the Company's filings with the Securities and Exchange Commission. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results and may be beyond the Company's control.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information called for by this item is set forth on page 15 of this report.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information called for by this item is set forth beginning on the next page (page 17) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in accountants or disagreements with the Company's independent accountants regarding accounting and financial disclosure matters during the Company's two most recent fiscal years or during any period subsequent to the date of the Company's most recent consolidated financial statements.

                                  GENCORP INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                               YEARS ENDED NOVEMBER 30
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
                                                                (DOLLARS IN MILLIONS,
                                                                EXCEPT PER-SHARE DATA)
NET SALES...................................................  $1,737    $1,568    $1,515
                                                              ------    ------    ------
COSTS AND EXPENSES
Cost of products sold.......................................   1,379     1,243     1,200
Selling, general and administrative.........................     149       147       143
Depreciation................................................      62        56        58
Interest expense............................................      14        16        27
Other (income) expense......................................       2       (12)        3
Unusual items...............................................      (5)       --        42
                                                              ------    ------    ------
                                                               1,601     1,450     1,473
                                                              ------    ------    ------
INCOME BEFORE INCOME TAXES..................................     136       118        42
Income tax provision (benefit)..............................      52       (19)       --
                                                              ------    ------    ------
     Net Income.............................................  $   84    $  137    $   42
                                                              ======    ======    ======
EARNINGS PER SHARE OF COMMON STOCK
Basic.......................................................  $ 2.02    $ 3.71    $ 1.25
Diluted.....................................................  $ 1.99    $ 3.40    $ 1.16

                See notes to consolidated financial statements.

                                  GENCORP INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   NOVEMBER 30
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN MILLIONS)
CURRENT ASSETS
Cash and cash equivalents...................................   $   29       $   18
Accounts receivable.........................................      276          243
Inventories.................................................      165          157
Prepaid expenses and other..................................       59           57
                                                               ------       ------
          Total Current Assets..............................      529          475
Investments and other assets................................      714          534
Property, plant and equipment, at cost
  Land......................................................       40           37
  Buildings and improvements................................      309          279
  Machinery and equipment...................................      851          774
  Construction in progress..................................       38           31
                                                               ------       ------
                                                                1,238        1,121
  Accumulated depreciation..................................     (738)        (711)
                                                               ------       ------
     Net property, plant and equipment......................      500          410
                                                               ------       ------
          Total Assets                                         $1,743       $1,419
                                                               ======       ======
CURRENT LIABILITIES
Notes payable and current portion of long-term debt.........   $   14       $   25
Accounts payable............................................      119          102
Income taxes................................................       34           21
Accrued expenses............................................      263          242
                                                               ------       ------
          Total Current Liabilities.........................      430          390
Long-term debt..............................................      356           84
Postretirement benefits other than pensions.................      318          335
Other long-term liabilities.................................      295          329

SHAREHOLDERS' EQUITY
Preference stock -- $1.00 par value; 15 million shares
  authorized; none outstanding..............................       --           --
Common stock -- $.10 par value; 90 million shares
  authorized; 41.5 million shares outstanding (41.3 million
  in 1997)..................................................        4            4
Other capital...............................................      151          146
Retained earnings...........................................      198          139
Cumulative currency translation adjustments and other.......       (9)          (8)
                                                               ------       ------
          Total Shareholders' Equity........................      344          281
                                                               ------       ------
          Total Liabilities and Shareholders' Equity........   $1,743       $1,419
                                                               ======       ======

                See notes to consolidated financial statements.

                                  GENCORP INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              1998     1997    1996
                                                              -----    ----    -----
                                                              (DOLLARS IN MILLIONS)
OPERATING ACTIVITIES
Net income..................................................  $  84    $137    $  42
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Provision for unusual items............................      5      --       32
     Loss (gain) on sale of businesses......................      3      (3)      10
     Depreciation, amortization and loss/gain on disposal of
      fixed assets..........................................     55      60       65
     Deferred income taxes..................................     13      13      (30)
     Changes in operating assets and liabilities net of
      effects of acquisitions and dispositions of
      businesses:
       Accounts receivable..................................     (9)    (45)       3
       Inventories..........................................     14       1      (18)
       Other current assets.................................      4      --        2
       Current liabilities..................................     24      36      (22)
       Other non-current assets.............................     (8)    (66)      (3)
       Other long-term liabilities..........................    (51)     36      (22)
                                                              -----    ----    -----
          Net Cash Provided by Operating Activities.........    134     169       59
                                                              -----    ----    -----
INVESTING ACTIVITIES
Capital expenditures........................................    (88)    (58)     (47)
Proceeds from business and asset dispositions...............     19      26      125
Acquisitions................................................   (294)    (47)      (4)
Investments and other, net..................................     --      --       (9)
                                                              -----    ----    -----
          Net Cash (Used in) Provided by Investing
            Activities......................................   (363)    (79)      65
                                                              -----    ----    -----
FINANCING ACTIVITIES
Long-term debt incurred.....................................    415     180      370
Long-term debt paid.........................................   (143)   (244)    (490)
Net short-term debt (paid) incurred.........................    (11)    (18)      22
Dividends...................................................    (25)    (22)     (20)
Other equity transactions...................................      4      10       (1)
                                                              -----    ----    -----
          Net Cash Provided by (Used in) Financing
            Activities......................................    240     (94)    (119)
                                                              -----    ----    -----
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     11      (4)       5
Cash and cash equivalents at beginning of year..............     18      22       17
                                                              -----    ----    -----
          Cash and Cash Equivalents at End of Year..........  $  29    $ 18    $  22
                                                              =====    ====    =====

                See notes to consolidated financial statements.

                                  GENCORP INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                         CUMULATIVE
                                             COMMON STOCK                               TRANSLATION
                                         --------------------     OTHER     RETAINED    ADJUSTMENTS
                                           SHARES      AMOUNT    CAPITAL    EARNINGS     AND OTHER
                                         ----------    ------    -------    --------    ------------
                                                            (DOLLARS IN MILLIONS)
NOVEMBER 30, 1995......................  33,402,449     $ 3       $ 22       $   2          $ 8
Net income.............................                                         42
Currency translation adjustments and
  other................................                                                      (1)
Cash dividends -- $.60 per share.......                                        (20)
Shares issued under stock option and
  incentive plans, net.................      77,198      --         --
                                         ----------     ---       ----       -----          ---
NOVEMBER 30, 1996......................  33,479,647       3         22          24            7
Net income.............................                                        137
Currency translation adjustments and
  other................................                                                     (15)
Cash dividends -- $.60 per share.......                                        (22)
Conversion of subordinated
  debentures...........................   7,151,686       1        114
Shares issued under stock option and
  incentive plans, net.................     694,126      --         10
                                         ----------     ---       ----       -----          ---
NOVEMBER 30, 1997......................  41,325,459       4        146         139           (8)
Net income.............................                                         84
Currency translation adjustments and
  other................................                                                      (1)
Cash dividends -- $.60 per share.......                                        (25)
Shares issued under stock option and
  incentive plans, net.................     210,065      --          5
                                         ----------     ---       ----       -----          ---
NOVEMBER 30, 1998......................  41,535,524     $ 4       $151       $ 198          $(9)
                                         ==========     ===       ====       =====          ===

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION -- The Company is a multinational manufacturing company operating primarily in the United States. Information on the Company's operations by segment and geographic area is provided in Note S -- Business Segment Information.

     CONSOLIDATION -- The consolidated financial statements of the Company include the accounts of the parent company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

     REVENUE RECOGNITION -- Generally, sales are recorded when products are shipped or services are rendered. Sales and income under most government fixed-price and fixed-price-incentive production type contracts are recorded as deliveries are made. For contracts where relatively few deliverable units are produced over a period of more than two years, revenue and income are recognized at the completion of measurable tasks rather than upon delivery of the individual units. Sales under cost reimbursement contracts are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. Certain government contracts contain cost or performance incentive provisions which provide for increased or decreased fees or profits based upon actual performance against established targets or other criteria. Penalties and cost incentives are considered in estimated sales and profit rates. Performance incentives are recorded when measurable or when awards are made. Provisions for estimated losses on contracts are recorded when such losses become evident.

     USE OF ESTIMATES -- The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     ENVIRONMENTAL COSTS -- The Company expenses, on a current basis, recurring costs associated with managing hazardous substances and pollution in ongoing operations. The Company accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and its proportionate share of the amount can be reasonably estimated. The Company recognizes amounts recoverable from insurance carriers, the U.S. Government or other third parties, when the collection of such amounts is probable. Pursuant to U.S. Government agreements or regulations, the Company will recover a substantial portion of its environmental costs for its aerospace and defense business segment through the establishment of prices of the Company's products and services sold to the U.S. Government. With the exception of applicable amounts representing current assets and liabilities, recoverable amounts and accrued costs are included in other assets and other long-term liabilities.

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

     Work-in-process on fixed-price contracts includes direct costs and overhead less the estimated average cost of deliveries. Appropriate general and administrative costs are allocated to government contracts.

     LONG-LIVED ASSETS -- Property, plant and equipment are recorded at cost. Refurbishment costs are capitalized in the property accounts whereas ordinary maintenance and repair costs are expensed as incurred. Depreciation is computed principally by accelerated methods for the aerospace and defense business segment and by the straight-line method for the remainder of the Company. Depreciable lives on buildings and improvements and machinery and equipment range from 10 years to 40 years and 3 years to 20 years, respectively.

     Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired and is amortized on a straight-line basis over periods ranging from 15 to 40 years. Identifiable intangible assets, such as patents, trademarks and licenses, are recorded at cost or when acquired as part of a business combination at estimated fair value. Identifiable intangible assets are amortized over their estimated useful life using the straight-line method over periods ranging from 3 to 15 years. Accumulated amortization of goodwill and identifiable intangible assets at November 30, 1998 and 1997 was $8 million and $3 million, respectively.

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

     STATEMENTS OF CASH FLOWS -- For purposes of the statements of cash flows, all highly liquid debt instruments purchased with an original maturity of three months or less are considered to be cash equivalents.

     RECLASSIFICATIONS -- Certain reclassifications have been made to conform prior year's data to the current presentation.

NOTE B -- UNUSUAL ITEMS

     During 1998, the Company incurred unusual items resulting in income of $5 million. Unusual items included charges of $8 million primarily related to exiting the plastic extrusions appliance gasket and residential wallcovering businesses offset by a gain of $13 million from the sale of surplus land in Nevada by Aerojet.

     During 1996, the Company recognized net unusual charges of $42 million. These charges included a provision of $15 million for an early retirement program at the Company's headquarters and technology center, a net loss on the sale of divested businesses of $10 million (see Note D -- Acquisitions, Divestitures and Subsequent Events), a provision for environmental remediation costs associated with the Company's Lawrence, Massachusetts facility of $8 million (see Note R -- Contingencies), a restructuring charge of $3 million for the Company's Vehicle Sealing business unit, a charge of $2 million to reduce fixed assets to net realizable value and a provision of $4 million related to pension and other related matters.

NOTE C -- NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which is required to be adopted in fiscal year 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

     In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-5, "Reporting the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 is effective beginning on December 1, 1999, and requires that start-up costs capitalized prior to December 1, 1999 be written off and any future start-up costs to be expensed as incurred. The unamortized balance of start-up costs will be written off as a cumulative effect of an accounting change as of December 1, 1999. The Company has not yet assessed what the impact of SOP 98-5 will be on the Company's future earnings or financial position.

     In March 1998, the AICPA issued SOP 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal Use" (SOP 98-1). SOP 98-1 is effective for the Company beginning on December 1, 1999. SOP 98-1 will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company believes it is in compliance with the standards established by SOP 98-1 and as such SOP 98-1 will not impact the Company's future earnings or financial position.

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" (SFAS 130) and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). Both statements are required to be adopted in fiscal year 1999. Currently, the Company's only elements of comprehensive income are cumulative translation adjustments and minimum pension liability adjustments. Once adopted, the Company plans to provide the SFAS 130 required disclosures in its Consolidated Statements of Shareholders' Equity and related footnotes. SFAS 131 requires that annual and interim financial and descriptive information about reportable operating segments be reported on the same basis used internally for evaluating segment performance and the allocation of resources. While the Company has not yet determined the impact of adopting SFAS 131 on its financial statement disclosures, GenCorp does not expect any change to its primary financial statements.

NOTE D -- ACQUISITIONS, DIVESTITURES AND SUBSEQUENT EVENTS

  ACQUISITIONS

     On October 29, 1998, the Company acquired certain net assets of Sequa Chemicals, the specialty chemicals unit of Sequa Corporation, for $108 million in cash. This acquisition provided increased capacity for an array of emulsion polymers and polymer hybrids including acrylics and vinyl acetate. The preliminary purchase price allocation resulted in goodwill and other intangible assets of approximately $61 million which are being amortized over periods ranging from 5 to 40 years.

     On August 14, 1998, the Company acquired the commercial wallcovering business of Walker Greenbank PLC, which is based in the United Kingdom, for $112 million in cash. The preliminary purchase price allocation resulted in goodwill and other intangible assets of approximately $80 million which are being amortized over periods ranging from 5 to 40 years.

     On March 1, 1998, the Company acquired The Goodyear Tire & Rubber Company's Calhoun, Georgia latex facility for an aggregate consideration of $78 million, of which $74 million was paid in cash and $4 million was paid through the retention of receivables. The acquisition resulted in goodwill and other intangible assets of $59 million which are being amortized over periods ranging from 3 to 40 years.

     On May 7, 1997, the Company acquired certain net assets of Printworld from Technographics, Inc. for $47 million in cash. The acquisition resulted in goodwill and other intangible assets of $32 million which are being amortized over periods ranging from 3 to 30 years.

     On August 23, 1996, the Company purchased the Lytron(R) polystyrene latex plastic pigment business from Morton International for approximately $4 million. The acquisition resulted in intangible assets of $3 million which are being amortized over 15 years.

     All of the acquisitions were accounted for using the purchase method and were included in the results of operations for the Company from the date of the acquisition.

     The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company and its 1998 acquisitions as if the acquisitions had occurred at the beginning of 1997, with pro forma adjustments to reflect the amortization of goodwill and other intangible assets and interest expense on acquisition debt together with the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations if the acquisitions had actually occurred at the beginning of 1997.

                                                                1998          1997
                                                                ----          ----
                                                              (DOLLARS IN MILLIONS,
                                                              EXCEPT PER-SHARE DATA)
Net sales...................................................   $1,879        $1,768
                                                               ------        ------
Segment operating profit....................................   $  177        $  173
                                                               ------        ------
Net income..................................................   $   85        $  138
                                                               ------        ------
Earnings per share of common stock
  Basic.....................................................   $ 2.05        $ 3.74
  Diluted...................................................   $ 2.02        $ 3.42

  DIVESTITURES

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

     On June 21, 1996, the Company completed the sale of substantially all of the assets and certain liabilities of its Automotive Occupant Sensor business to the Robert Bosch Corporation for an aggregate consideration of approximately $3 million.

     On March 1, 1996, the Company completed the sale of substantially all of the assets and certain liabilities of its Reinforced Plastics business unit to Cambridge Industries, Inc. of Madison Heights, Michigan for an aggregate consideration of approximately $42 million.

     On February 15, 1996, the Company completed the sale of substantially all of the assets and certain liabilities of its Vibration Control business unit to BTR Antivibration Systems, Inc., a subsidiary of BTR PLC, for an aggregate consideration of approximately $84 million.

  SUBSEQUENT EVENTS

     On December 17, 1998, the Company announced a plan to spin off its Performance Chemicals (formerly Specialty Polymers) and Decorative & Building Products businesses to GenCorp shareholders as a separate publicly traded polymer products company. Following the spin-off, GenCorp would continue to operate Aerojet, its aerospace, defense and fine chemicals segment, and its automotive Vehicle Sealing business unit. Implementation of the plan is subject to approval by GenCorp shareholders, the receipt of a favorable ruling from the Internal Revenue Service, as well as market conditions at the time of the proposed spin-off. See Note S for financial information related to the Company's polymer products segment, which consists of Performance Chemicals, Decorative & Building Products and Penn Racquet Sports businesses.

     On December 2, 1998, the Company acquired the U.S. acrylic emulsion polymers business of PolymerLatex, located in Fitchburg, Massachusetts, for $9 million.

     On December 14, 1998, the Company sold its residential wallcovering business to Blue Mountain Wallcoverings, Inc. for an aggregate consideration of approximately $9 million. The loss on the sale of this business was reflected in 1998 results of operations. Also on December 14, 1998, the Company announced it had initiated the process for divesting its Penn Racquet Sports division for which the Company expects to realize a gain.

NOTE E -- EARNINGS PER SHARE

     In 1998, the Company adopted FASB Statement No. 128 "Earnings Per Share" (SFAS 128), which replaced the computation of primary and fully diluted earnings per share with basic and diluted earnings per share. Earnings per share for all prior periods have been restated to conform with the new standard.

     A reconciliation of the numerator and denominator used in the basic and diluted earnings per share computations is as follows:

                                                                YEARS ENDED NOVEMBER 30
                                                              ---------------------------
                                                               1998      1997      1996
                                                               ----      ----      ----
                                                                 (DOLLARS IN MILLIONS)
NUMERATOR
Numerator for basic earnings per share -- income available
  to common shareholders....................................  $    84   $   137   $    42
Effect of dilutive securities:
  8% convertible subordinated debentures....................       --         3         5
                                                              -------   -------   -------
Numerator for diluted earnings per share -- income available
  to common shareholders after assumed conversions..........  $    84   $   140   $    47
                                                              =======   =======   =======

                                                                  (SHARES IN THOUSANDS)
DENOMINATOR
Denominator for basic earnings per share -- weighted average
  shares outstanding........................................   41,468    37,023    33,430
Effect of dilutive securities:
  8% convertible subordinated debentures....................       --     3,855     7,158
  Employee stock options....................................      549       468       106
  Other.....................................................       16        16        35
                                                              -------   -------   -------
Dilutive potential common shares............................      565     4,339     7,299
                                                              -------   -------   -------
Denominator for diluted earnings per share -- adjusted
  weighted average shares and assumed conversions...........   42,033    41,362    40,729
                                                              =======   =======   =======
EARNINGS PER SHARE OF COMMON STOCK
Basic Earnings Per Share....................................  $  2.02   $  3.71   $  1.25
Diluted Earnings Per Share..................................  $  1.99   $  3.40   $  1.16

NOTE F -- RESEARCH AND DEVELOPMENT EXPENSE

     Company-sponsored research and development (R&D) expense was $29 million in 1998, $28 million in 1997 and $31 million in 1996. Company-sponsored R&D expense includes the costs of technical activities that are useful in developing new products, services, processes or techniques, as well as those expenses for technical activities that may significantly improve existing products or processes.

     Customer-sponsored R&D expenditures which are funded under government contracts totaled $207 million in 1998, $175 million in 1997 and $102 million in 1996.

NOTE G -- INCOME TAXES

                                                               YEARS ENDED NOVEMBER 30
                                                              -------------------------
                                                              1998      1997      1996
                                                              ----      ----      ----
                                                                (DOLLARS IN MILLIONS)
INCOME TAX PROVISION (BENEFIT)
CURRENT
U.S. federal................................................  $  28    $  (45)   $   18
State and local.............................................      5         6         5
Foreign.....................................................      6         7         7
                                                              -----    ------    ------
                                                                 39       (32)       30
DEFERRED
U.S. federal................................................     12        12       (26)
State and local.............................................      3         1        (4)
Foreign.....................................................     (2)       --        --
                                                              -----    ------    ------
                                                                 13        13       (30)
                                                              -----    ------    ------
          Income Tax Provision (Benefit)....................  $  52    $  (19)   $   --
                                                              =====    ======    ======
EFFECTIVE INCOME TAX RATE
Statutory federal income tax rate...........................   35.0%     35.0%     35.0%
State and local income taxes, net of federal income tax
  benefit...................................................    4.1       3.8       1.5
Tax settlements, including interest.........................   (1.3)    (57.0)    (39.0)
Earnings of subsidiaries taxed at other than U.S. statutory
  rate......................................................     --        .1       1.2
Adjustment to estimated income tax accruals.................     --       1.1        --
Other, net..................................................     .7        .5       1.3
                                                              -----    ------    ------
          Effective Income Tax Rate.........................   38.5%    (16.5)%      --%
                                                              =====    ======    ======

     The Company reduced its 1998, 1997 and 1996 income tax expense by $2 million, $67 million and $16 million, respectively, due to the receipt of federal income tax settlements for tax credits and related interest.

                                                                              NOVEMBER 30
                                                              -------------------------------------------
                                                                      1998                   1997
                                                              --------------------   --------------------
                                                              ASSETS   LIABILITIES   ASSETS   LIABILITIES
                                                              ------   -----------   ------   -----------
                                                                         (DOLLARS IN MILLIONS)
DEFERRED TAXES
Accrued estimated costs.....................................   $ 96       $ --        $ 97       $ --
Long-term contract method...................................      7         --           7         --
Depreciation................................................     --         31          --         26
Pension.....................................................     --         46          --         42
NOLs and tax credit carryforwards...........................     10         --           8         --
Other postretirement/employee benefits......................    146         --         151         --
                                                               ----       ----        ----       ----
          Deferred Taxes....................................   $259       $ 77        $263       $ 68
                                                               ====       ====        ====       ====

     The consolidated balance sheets reflect deferred income taxes of $45 million and $44 million in prepaid expenses and other at November 30, 1998 and 1997, respectively. Included in other long-term assets for 1998 and 1997 are deferred income taxes of $137 million and $151 million, respectively. The majority of net operating loss (NOLs) and tax credit carryforwards have an indefinite carryforward period with the remaining portion expiring in years through 2007. Pretax income of foreign subsidiaries was $11 million in 1998, $21 million in 1997 and $18 million in 1996. Cash paid during the year for income taxes was $33 million in 1998, $70 million in 1997 and $29 million in 1996.

NOTE H -- ACCOUNTS RECEIVABLE

     At November 30, the amount of commercial receivables was $202 million and $149 million for 1998 and 1997, respectively. Receivables for the automotive segment of $52 million and $54 million in 1998 and 1997, respectively, are due primarily from General Motors and Ford. The amount of U.S. Government receivables was $74 million and $94 million for 1998 and 1997, respectively. Included in the 1998 and 1997 U.S. Government receivables is $16 million and $12 million, respectively, for environmental remediation recovery (see Note R -- Contingencies). The Company's receivables are generally unsecured and are not backed by collateral from its customers.

     Also included in accounts receivable from the U.S. Government are unbilled receivables of $11 million and $12 million at November 30, 1998 and 1997, respectively, relating to long-term government contracts. Such amounts are billed either upon delivery of completed units or settlements of contracts. The unbilled receivables amount at November 30, 1998 includes $1 million expected to be collected in fiscal year 1999, and $10 million expected to be collected in subsequent years.

NOTE I -- INVENTORIES

                                                                   NOVEMBER 30
                                                              ----------------------
                                                                1998          1997
                                                              --------      --------
                                                              (DOLLARS IN MILLIONS)
Raw materials and supplies..................................   $  48         $  43
Work-in-process.............................................       8             9
Finished products...........................................      75            59
                                                               -----         -----
Approximate replacement cost of inventories.................     131           111
Reserves, primarily LIFO....................................     (40)          (40)
Long-term contracts at average cost.........................     276           199
Progress payments...........................................    (202)         (113)
                                                               -----         -----
          Inventories.......................................   $ 165         $ 157
                                                               =====         =====

     Aerojet's inventories applicable to government contracts include general and administrative costs. The total of such costs incurred in 1998 and 1997 was $79 million and $72 million, respectively, and the amount in inventory at the end of those years is estimated at $29 million and $24 million, respectively.

     Inventories using the LIFO method represented 68 percent of inventories at replacement cost at November 30, 1998 and 1997.

NOTE J -- EMPLOYEE BENEFIT PLANS

     In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132). SFAS 132 supersedes the disclosure requirements in Statements No. 87, "Employers' Accounting for Pensions," No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 132 addresses disclosure issues only and did not change the measurement or recognition provisions specified in those Statements.

     PENSION PLANS -- The Company has a number of defined benefit pension plans which cover substantially all salaried and hourly employees. Normal retirement age is generally 65, but certain plan provisions allow for earlier retirement. The Company's funding policy is consistent with the funding requirements of federal law. The pension plans provide for pension benefits, the amounts of which are calculated under formulas principally based on average earnings and length of service for salaried employees and under negotiated non-wage based formulas for hourly employees. The majority of the pension plans' assets are invested in short-term investments, listed stocks and bonds.

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

                                                               PENSION          HEALTH CARE
                                                           ----------------    --------------
                                                            1998      1997     1998     1997
                                                           ------    ------    -----    -----
                                                                 (DOLLARS IN MILLIONS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year..................  $1,894    $1,747    $ 314    $ 301
  Service cost...........................................      19        16        2        2
  Interest cost..........................................     137       132       21       22
  Amendments.............................................       2         4       --        3
  Actuarial loss.........................................      22       116        3       16
  Benefits paid..........................................    (130)     (121)     (31)     (30)
                                                           ------    ------    -----    -----
          Benefit Obligation at End of Year..............  $1,944    $1,894    $ 309    $ 314
                                                           ======    ======    =====    =====
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year...........  $2,256    $2,074    $  --    $  --
  Actual return on assets................................     289       301       --       --
  Employer contributions.................................       2         2       31       30
  Benefits paid..........................................    (130)     (121)     (31)     (30)
                                                           ------    ------    -----    -----
          Fair Value of Plan Assets at End of Year.......  $2,417    $2,256    $  --    $  --
                                                           ======    ======    =====    =====

Funded status............................................  $  473    $  362    $(309)   $(314)
  Unrecognized actuarial (gain)/loss.....................    (349)     (247)      10        7
  Unrecognized prior service cost........................      29        30      (50)     (56)
  Unrecognized transition amount.........................     (20)      (24)      --       --
  Minimum funding liability..............................      (6)       (5)      --       --
                                                           ------    ------    -----    -----
          Net Amount Recognized..........................  $  127    $  116    $(349)   $(363)
                                                           ======    ======    =====    =====
Amounts recognized in the consolidated balance sheet
  Prepaid benefit cost...................................  $  127    $  116    $  --    $  --
  Accrued benefit liability..............................      --        --     (349)    (363)
  Intangible assets......................................       3         3       --       --
  Other shareholders' equity.............................       3         2       --       --
  Minimum funding liability..............................      (6)       (5)      --       --
                                                           ------    ------    -----    -----
          Net Amount Recognized..........................  $  127    $  116    $(349)   $(363)
                                                           ======    ======    =====    =====
WEIGHTED-AVERAGE ASSUMPTIONS
  Discount rate..........................................    7.00%     7.00%    7.00%    7.00%
  Expected return on plan assets.........................    8.75%     8.75%     N/A      N/A
  Rate of compensation increase..........................    4.50%     4.50%     N/A      N/A

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $30 million, $27 million, and $9 million, respectively, as of November 30, 1998, and $17 million, $15 million, and $0, respectively, as of November 30, 1997.

     For measurement purposes, a 9 percent annual rate of increase in the per capita cost of retiree health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 6 percent for 2002 and remain at that level thereafter.

     Because most employer benefits are capped, assumed health care cost trend rates have a minimal effect on the amounts reported for the health care plans. A one-percentage point increase/decrease in assumed health care cost trend rates would increase/decrease the benefit obligation at November 30, 1998 by $4 million and increase/ decrease the aggregate of the service and interest components of net periodic cost by $0.3 million.

                                                              PENSION             HEALTH CARE
                                                       ---------------------   ------------------
                                                       1998    1997    1996    1998   1997   1996
                                                       -----   -----   -----   ----   ----   ----
                                                                 (DOLLARS IN MILLIONS)
NET PERIODIC BENEFIT COST (INCOME)
Service cost.........................................  $  19   $  16   $  17   $ 2    $ 2    $  3
Interest cost........................................    137     132     125    21     22      23
Expected return on plan assets.......................   (171)   (159)   (150)   --     --      --
Amortization of transition amounts...................     (4)     (4)     (4)   --     --      --
Amortization of prior service cost...................      3       3       3    (6)    (6)     (6)
Recognized actuarial loss............................     --       1      --    --     --      --
Curtailment effect...................................     --      --      15    --     --     (15)
                                                       -----   -----   -----   ---    ---    ----
          Net Periodic Benefit Cost (Income).........  $ (16)  $ (11)  $   6   $17    $18    $  5
                                                       =====   =====   =====   ===    ===    ====

     The Company also sponsors a number of defined contribution pension plans. Participation in these plans is available to substantially all salaried employees and to certain groups of hourly employees. Company contributions to these plans are based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of each plan. The cost of these plans was $11 million in 1998 and $10 million in 1997 and 1996. The Company funds its contribution to the salaried plan with either GenCorp common stock or cash.

NOTE K -- INVESTMENTS AND OTHER ASSETS

                                                                   NOVEMBER 30
                                                              ----------------------
                                                                1998          1997
                                                              --------      --------
                                                              (DOLLARS IN MILLIONS)
Expected recoveries from U.S. Government and third parties
  for environmental remediation (excluding $16 million and
  $12 million classified as current)........................    $149          $168
Deferred taxes..............................................     137           151
Prepaid pension.............................................     127           116
Goodwill....................................................     166            37
Patents, licenses, trademarks and other intangibles.........      86            17
Other.......................................................      49            45
                                                                ----          ----
          Investments and Other Assets......................    $714          $534
                                                                ====          ====

NOTE L -- ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

                                                                   NOVEMBER 30
                                                              ----------------------
                                                                1998          1997
                                                              --------      --------
                                                              (DOLLARS IN MILLIONS)
ACCRUED EXPENSES
Payable for goods and services..............................    $162          $146
Accrued compensation and employee benefits..................      45            42
Environmental reserves......................................      33            34
Other.......................................................      23            20
                                                                ----          ----
          Accrued Expenses..................................    $263          $242
                                                                ====          ====
OTHER LONG-TERM LIABILITIES
Environmental reserves......................................    $246          $274
Other.......................................................      49            55
                                                                ----          ----
          Other Long-Term Liabilities.......................    $295          $329
                                                                ====          ====

NOTE M -- LONG-TERM DEBT AND CREDIT LINES

                                                                   NOVEMBER 30
                                                              ----------------------
                                                                1998          1997
                                                              --------      --------
                                                              (DOLLARS IN MILLIONS)
LONG-TERM DEBT
Revolving loans.............................................    $355          $ 80
Other.......................................................       4             7
                                                                ----          ----
Total debt..................................................     359            87
Less amounts due within one year............................      (3)           (3)
                                                                ----          ----
          Long-Term Debt....................................    $356          $ 84
                                                                ====          ====

     On May 17, 1996, the Company entered into a five-year unsecured $400 million revolving credit facility (Facility) which expires in May 2001. At November 30, 1998, the unused and available balance under this Facility was $120 million. The Company pays a variable commitment fee, which was 1/5 of one percent, on the unused balance. Interest rates were variable, primarily based on LIBOR, and were at an average rate of 5.8 percent at November 30, 1998. The Facility contains various debt restrictions and provisions relating to net worth, interest coverage and debt to earnings before interest, taxes, depreciation and amortization (Debt/EBITDA) ratios. As of November 30, 1998, the Company was required to maintain consolidated net worth of at least $192 million.

     On September 30, 1998, the Company entered into a new $75 million revolving credit facility for the purchase of certain assets of Sequa Chemicals, the specialty chemicals unit of Sequa Corporation. This facility is available through April 29, 1999, and it contains various debt restrictions and other provisions which are the same as those in the Facility described above. The rate is 75 basis points over LIBOR. The Company pays a commitment fee of approximately 1/4 of one percent on the unused balance. The Company intends to convert the $75 million revolving credit facility into the Facility at or before the date of expiration. At that time, the unused and available revolving lines of credit on the Facility will be reduced accordingly.

     At November 30, 1998, the Company had unsecured, uncommitted lines of credit with several banks for short-term borrowings aggregating $43 million, of which $11 million was outstanding. Interest rates for these lines of credit were variable and were at an average rate of 4.3 percent on November 30, 1998. Borrowings under such lines are payable on demand. The Company also had outstanding letters of credit totaling $22 million at November 30, 1998.

     Cash paid during the year for interest was $13 million in 1998, $17 million in 1997 and $28 million in 1996.

NOTE N -- PREFERRED SHARE PURCHASE RIGHTS

     In January 1997, the Board of Directors extended for ten additional years GenCorp's Shareholder Rights Plan, as amended (Plan). When the Plan was originally adopted in 1987, the Directors declared a dividend of one Preferred Share Purchase Right (Right) on each outstanding share of common stock, payable to shareholders of record on February 27, 1987. Rights outstanding at November 30, 1998 and 1997 were 41,535,524 and 41,325,459, respectively. The Plan provides that under certain circumstances each Right will entitle shareholders to buy one one-hundredth of a share of a new Series A Cumulative Preference Stock at an exercise price of $100. The Rights are exercisable only if a person or group acquires 20 percent or more of GenCorp's common stock or announces a tender or exchange offer that will result in such person or group acquiring 30 percent or more of the common stock. GenCorp is entitled to redeem the Rights at two cents per Right at any time until ten days after a 20 percent position has been acquired (unless the Board elects to extend such time period, which in no event may exceed thirty days). If the Company is involved in certain transactions after the Rights become exercisable, a holder of Rights (other than Rights beneficially owned by a shareholder who has acquired 20 percent or more of GenCorp's common stock, which Rights become void) is entitled to buy a number of the acquiring company's common shares, or GenCorp's common stock, as the case may be, having a market value of twice the exercise price of each Right. A potential dilutive effect may exist upon the exercise of the Rights. The Rights under the extended Plan expire on February 18, 2007. Until a Right is exercised, the holder has no rights as a stockholder of the Company including, without limitation, the right to vote as a stockholder or to receive dividends.

     At November 30, 1998, 575,000 shares of $1 par value Series A Cumulative Preference Stock were reserved for issuance upon exercise of Preferred Share Purchase Rights.

NOTE O -- STOCK-BASED COMPENSATION PLANS

     The Company has a 1997 Stock Option Plan and a 1993 Stock Option Plan. Each plan provides for an aggregate of 2,500,000 shares of the Company's common stock to be purchased pursuant to stock options or to be subject to stock appreciation rights (SARs) which may be granted to selected officers and key employees at prices equal to the market value of a share of common stock on the date of grant. In general, options are exercisable in 25 percent increments at six months, one year, two years and three years from date of grant. No stock appreciation rights have been granted.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     If compensation cost for the stock options granted in 1998, 1997 and 1996 had been determined based on the fair value method of FASB Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's net income and diluted earnings per share would have been reduced by $3 million ($.06 per share), $2 million ($.05 per share) and $1 million ($.02 per share) in 1998, 1997 and 1996, respectively. The pro forma effect on net income for 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996. The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rates of 4.25 percent for 1998 and 6.0 percent for 1997 and 1996; dividend yield of 2.4 percent for 1998 and
3.1 percent for 1997 and 1996; volatility factor of the expected market price of the Company's common stock of 32 percent for 1998 and 31 percent for 1997 and 1996; and a weighted-average expected life of the option of 5 years for 1998, 1997 and 1996.

     A summary of the Company's stock option activity, and related information for the years ended November 30 are as follows:

                                    1998                         1997                         1996
                         --------------------------   --------------------------   --------------------------
                         OPTIONS   WEIGHTED AVERAGE   OPTIONS   WEIGHTED AVERAGE   OPTIONS   WEIGHTED AVERAGE
                          (000)     EXERCISE PRICE     (000)     EXERCISE PRICE     (000)     EXERCISE PRICE
                         -------   ----------------   -------   ----------------   -------   ----------------
Outstanding at
  beginning of year....   2,752         $15.90         2,440         $13.21         2,488         $12.75
Granted................     752         $29.79         1,068         $19.97           453         $14.88
Exercised..............    (179)        $15.62          (684)        $13.00           (22)        $11.70
Forfeited..............     (99)        $20.32           (72)        $12.86          (479)        $12.45
                          -----                        -----                        -----
Outstanding at end of
  year.................   3,226         $19.04         2,752         $15.90         2,440         $13.21
                          -----                        -----                        -----
Exercisable at end of
  year.................   2,067         $16.16         1,530         $14.20         1,465         $13.24
                          -----                        -----                        -----
Weighted-average fair
  value of options
  granted during the
  year.................   $8.28                        $5.38                        $3.33

     The following table summarizes the range of exercise prices and weighted-average exercise prices for options outstanding and exercisable at November 30, 1998 under the Company's stock option plans:

                                                                             WEIGHTED
                                                                             AVERAGE
FISCAL YEAR IN                            OPTIONS                           REMAINING         OPTIONS
WHICH GRANTS              RANGE OF      OUTSTANDING   WEIGHTED AVERAGE   CONTRACTUAL LIFE   EXERCISABLE   WEIGHTED AVERAGE
WERE ISSUED            EXERCISE PRICE      (000)       EXERCISE PRICE        (YEARS)           (000)       EXERCISE PRICE
---------------------  --------------   -----------   ----------------   ----------------   -----------   ----------------
1993.................  $16.00-$16.63         249           $16.37              4.9               249           $16.37
1994.................  $12.63-$13.75         419           $12.85              5.7               419           $12.85
1995.................  $10.75-$12.75         510           $11.22              6.8               510           $11.22
1996.................  $12.38-$16.88         389           $15.01              7.8               276           $14.97
1997.................  $17.50-$29.63         930           $20.11              8.4               437           $20.18
1998.................  $18.50-$30.44         729           $29.78              9.4               176           $29.97
                                           -----                                               -----
     Total...........                      3,226                                               2,067
                                           =====                                               =====

NOTE P -- COMMON STOCK

     At November 30, 1998, 8,197,609 shares of $.10 par value common stock were reserved for future issuance for discretionary payments of the Company's portion of Retirement Savings Plan contributions, exercise of options and payments of awards under stock-based compensation plans.

NOTE Q -- LEASE COMMITMENTS

     The Company and its subsidiaries lease certain facilities, machinery and equipment and office buildings under long-term, noncancelable leases. The leases generally provide for renewal options ranging from five to ten years and require the Company to pay for utilities, insurance, taxes and maintenance. Rent expense was $9 million in each of 1998, 1997 and 1996. Future minimum commitments at November 30, 1998 for existing operating leases were $34 million with annual amounts declining from $10 million in 1999 to $2 million in 2003. The Company's obligation for leases after 2003 is $6 million.

NOTE R -- CONTINGENCIES

  ENVIRONMENTAL MATTERS

     Sacramento, California -- In 1989, the United States District Court approved a Partial Consent Decree (Decree) requiring Aerojet to conduct a Remedial Investigation/Feasibility Study (RI/FS) of Aerojet's Sacra-mento, California site and to prepare a RI/FS report on specific environmental conditions present at the site and alternatives available to remedy such conditions. Aerojet also is required to pay for certain governmental oversight costs associated with compliance with the Decree. The State of California recently expanded surveillance of perchlorate and nitrosodimethylamine (NDMA) under the RI/FS because these chemicals were detected in public water supply wells near Aerojet's property at previously undetectable levels using new testing protocols.

     Aerojet has substantially completed its efforts under the Decree to determine the nature and extent of contamination at the facility and to identify the technologies that will likely be used to remediate the site. The remediation costs are principally for design, construction, enhancement and operation of groundwater and soil treatment facilities, ongoing project management and regulatory oversight, and are expected to be incurred over a period of approximately 15 years. Aerojet is also addressing groundwater contamination off of its facility.

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

     Aerojet's investigation demonstrated that the principal groundwater contamination, volatile organic compounds (VOC), is upgradient of Aerojet's property and that lower concentrations of VOC contaminants are present in the soils of Aerojet's presently and historically owned properties. The EPA contends that Aerojet is one of the four largest sources of groundwater contamination at the BPOU of the nineteen PRPs identified by the EPA. Aerojet contests the EPA's position regarding the source of contamination and the number of responsible PRPs. Aerojet is participating in a Steering Committee comprised of nineteen of the PRPs.

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

     Soon after the EPA issued the Special Notice letter, the State of California also detected perchlorate in water wells in Southern California, including the San Gabriel Valley, at previously undetectable levels using new testing protocols. As a result of the recent finding of perchlorate, the EPA has required investigation for and studies regarding treatability of perchlorate contaminated water. Consequently, the EPA has allowed time extensions for submittal by the PRPs of a good faith offer and negotiation of a consent decree in response to the Special Notice letter. More recently, NDMA has been detected in water supply wells, also at previously undetectable levels. The extent of NDMA in the groundwater is being studied. Treatment technology is established. The perchlorate and NDMA investigations and studies are underway, primarily funded by Aerojet. The final perchlorate and NDMA cleanup standards (which have not yet been determined) could impact total cleanup cost, allocation among the PRPs, and implementation of the proposed consensus plan.

     Muskegon, Michigan -- In a lawsuit filed by the EPA, the United States District Court ruled in 1992 that Aerojet and its two inactive Cordova Chemical subsidiaries (Cordova) are liable for remediation of Cordova's Muskegon, Michigan site, along with a former owner/operator of an earlier chemical plant at the site, who is the other potentially responsible party (PRP). That decision was appealed to the United States Court of Appeals.

     In May 1997, the United States Court of Appeals for the Sixth Circuit issued an en banc decision reversing Aerojet's and the other PRP's liability under the CERCLA statute. Petitions for certiorari to the United States Supreme Court for its review of the appellate decision were filed on behalf of the State of Michigan and the EPA and were granted in December 1997. On June 8, 1998, the U.S. Supreme Court issued its opinion. The Court held that a parent corporation could be directly liable as an operator under CERCLA if it can be shown that the parent corporation operated the facility. The Supreme Court vacated the Sixth Circuit's 1997 ruling and remanded the case back to the U.S. District Court in Michigan for retrial. Aerojet does not expect that it will be found liable on remand. Aerojet is involved in settlement discussions with the EPA and expects the filing of a proposed consent decree which, if approved by the District Court, would allow Aerojet and Cordova to be dismissed.

     In a separate action, Aerojet and Cordova won indemnification for the Muskegon site investigation and remediation costs from the State of Michigan in the state Court of Claims. The Michigan Court of Appeals affirmed on appeal, and the Michigan Supreme Court refused to hear the case. Further, the Michigan Supreme Court also denied the State's motion for reconsideration. As a result, the Company believes that most of the $50 million to $100 million in anticipated remediation costs will be paid by the State of Michigan and the former owner/operator of the site. A settlement agreement with the State of Michigan, related to the proposed consent decree discussed above, is also being finalized and will be executed contingent on the U.S. consent decree being approved. In addition, Aerojet believes it has insurance coverage for the site.

     Aerojet's Reserve and Recovery Balances -- On January 12, 1999, having finally received all necessary Government approvals, Aerojet and the U.S. Government implemented, with effect retroactive to December 1, 1998, the October 1997 Agreement in Principle resolving certain prior environmental and facility disagreements between the parties. Under this Agreement, a "global" settlement covering all environmental contamination (including perchlorate) at the Sacramento and Azusa sites was achieved; the Government/Aerojet environmental cost sharing ratio was raised to 88 percent/12 percent from the previous 65 percent/35 percent (with both Aerojet and the Government retaining the right to opt out of this sharing ratio for Azusa only, after at least $40 million in allowable environmental remediation costs at Azusa have been recognized); the cost allocation base for these costs was expanded to include all of Aerojet (in lieu of the prior limitation to the Sacramento business base); and Aerojet obtained title to all of the remaining Government facilities on its Sacramento property, together with an advance agreement recognizing the allowability of certain facility demolition costs.

     At November 30, 1998, Aerojet had total reserves of $241 million for costs to remediate the above sites and has recognized $165 million for probable future recoveries. These estimates are subject to change as work progresses, additional experience is gained and environmental standards are revised. Legal proceedings to obtain reimbursements of environmental costs from insurers are continuing.

     Lawrence, Massachusetts -- The Company has studied remediation alternatives for its closed Lawrence, Massachusetts facility, which was contaminated with PCBs, and has begun site remediation and off-site disposal of debris. The Company has a reserve of $18 million for estimated decontamination and long-term operating and maintenance costs of this site. The reserve represents the Company's best estimate for the remaining remediation costs. Estimates of future remediation costs could range as high as $39 million depending on the results of future testing and the ultimate remediation alternatives undertaken at the site. The time frame for remediation is currently estimated to range from 5 to 10 years.

     Other Sites -- The Company is also currently involved, together with other companies, in 37 other Superfund and non-superfund remediation sites. In many instances, the Company's liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company's involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company's experience, interim and final allocations of liability costs are generally made based on relative contributions of waste. Based on the Company's previous experience, its allocated share has frequently been minimal, and in many instances, has been less than 1 percent. The Company has reserves of approximately $20 million as of November 30, 1998 which it believes are sufficient to cover its best estimate of its share of the environmental remediation costs at these other sites. Also, the Company is seeking recovery of its costs from its insurers.

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

OTHER LEGAL MATTERS

     Olin Corporation -- In August 1991, Olin Corporation (Olin) advised GenCorp that Olin believed GenCorp to be jointly and severally liable for certain Superfund remediation costs, estimated by Olin to be $70 million, associated with a former Olin manufacturing facility and waste disposal sites in Ashtabula County, Ohio. In 1993, GenCorp sought declaratory judgment in the United States District Court for the Northern District of Ohio that the Company is not responsible for such environmental remediation costs. Olin counterclaimed seeking a judgment that GenCorp is jointly and severally liable for a share of remediation costs. In late 1995, the Court hearing on the issue of joint and several liability was completed, and in August 1996 the Court held hearings relative to allocation. The Court has not yet rendered a decision and, at its request, in 1998, it received an additional briefing regarding the impact of the recent Best Foods Supreme Court decision which the Company believes definitively addresses many issues in this case in its favor. Another hearing relative to liability and allocation was held on January 11, 1999. The parties argued their respective positions based on recent case law. The judge indicated that a decision may be forthcoming in the next several months. If the Court finds GenCorp is liable, subsequent trial phases will address damages.

     The Company continues to vigorously litigate this matter and believes that it has meritorious defenses to Olin's claims. While there can be no certainty regarding the outcome of any litigation, in the opinion of management, after reviewing the information currently available with respect to this matter and consulting with the Company's counsel, any liability which may ultimately be incurred will not materially affect the consolidated financial condition of the Company.

     Other Matters -- The Company and its subsidiaries are subject to various other legal actions, governmental investigations, and proceedings relating to a wide range of matters in addition to those discussed above. In the opinion of management, after reviewing the information which is currently available with respect to such matters and consulting with the Company's counsel, any liability which may ultimately be incurred with respect to these additional matters will not materially affect the consolidated financial condition of the Company. The effect of resolution of these matters on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters.

NOTE S -- BUSINESS SEGMENT INFORMATION

     The aerospace and defense business segment designs, develops and manufactures propulsion systems and electronic sensor systems for the Department of Defense and National Aeronautics and Space Administration. Its primary businesses are Propulsion, Electronic Systems and Fine Chemicals (formerly Custom Chemicals).

     The automotive business segment, the Company's Vehicle Sealing business unit, designs and produces extruded rubber for vehicle body and window sealing systems for the domestic, transplant and foreign automotive manufacturers.

     The polymer products business segment designs and manufactures performance chemicals and decorative and building products for consumers and industry. The segment is a leading producer of polymer-based products and operates three businesses: Decorative & Building Products, Penn Racquet Sports and Performance Chemicals. The principal markets include the paper industry, residential and commercial construction and the sporting goods industry, as well as varied consumer and industrial markets that demand a broad range of thermoplastic products. On December 14, 1998, the Company announced it had initiated the process for divesting the Penn Racquet Sports division and sold its residential wallcovering business.

     Sales in 1998, 1997 and 1996 to the U.S. Government and its agencies (principally the Department of Defense) totaled $596 million, $516 million and $466 million, respectively, and were generated almost entirely by the aerospace and defense business segment. Sales to General Motors, primarily by the automotive business segment, were $172 million in 1998, $174 million in 1997 and $170 million in 1996. Intersegment sales were not material.

     Segment operating profit represents net sales less applicable costs, expenses and provisions for restructuring and unusual items relating to operations. Segment operating profit excludes corporate income and expenses, provisions for nonoperating unusual items, interest expense and income taxes.

     In 1998, the Company recognized unusual income of $5 million related to the Company's reportable segments. The unusual income consisted of a charge of $8 million primarily related to exiting the plastic extrusions appliance gasket and residential wallcovering businesses offset by a gain of $13 million from the sale of surplus land in Nevada by Aerojet.

     In 1996, the Company recognized an unusual loss of $42 million of which $13 million related to the Company's reportable segments. The unusual loss from reportable segments consisted of $14 million from the divestiture of the Vibration Control and Reinforced Plastics businesses and a provision of $3 million for the restructuring of the Vehicle Sealing business unit offset by a gain of $4 million from the sale of the structural urethane adhesives business. The Vibration Control and Reinforced Plastics businesses were part of the automotive business segment. The structural urethane adhesives business was part of the polymer products business segment.

GEOGRAPHIC SEGMENTS

     GenCorp's operations are located primarily in Canada, Europe and the United States. Inter-area sales are not significant to the total sales of any geographic area. Unusual items included in operating profit pertained to United States operations.

                                                            1998      1997      1996
                                                           ------    ------    ------
                                                             (DOLLARS IN MILLIONS)
NET SALES
Canada...................................................  $   82    $   95    $   91
Europe...................................................     119       104       131
United States............................................   1,487     1,305     1,240
United States export sales...............................      49        64        53
                                                           ------    ------    ------
                                                           $1,737    $1,568    $1,515
                                                           ======    ======    ======
OPERATING PROFIT
Canada...................................................  $   10    $   19    $   16
Europe...................................................       2        (1)       --
United States............................................     148       134       117
Unusual items............................................       5        --       (13)
                                                           ------    ------    ------
                                                           $  165    $  152    $  120
                                                           ======    ======    ======
IDENTIFIABLE ASSETS
Canada...................................................  $   40    $   40    $   36
Europe...................................................     245        87       107
United States............................................   1,160     1,005       902
                                                           ------    ------    ------
                                                            1,445     1,132     1,045
Corporate assets.........................................     298       287       285
                                                           ------    ------    ------
          Total Assets...................................  $1,743    $1,419    $1,330
                                                           ======    ======    ======

                                  GENCORP INC.

                          BUSINESS SEGMENT INFORMATION

                                                               1998      1997      1996
                                                              ------    ------    ------
                                                                (DOLLARS IN MILLIONS)
NET SALES
Aerospace and defense.......................................  $  673    $  584    $  494
Automotive..................................................     375       369       448
Polymer products............................................     689       615       573
                                                              ------    ------    ------
                                                              $1,737    $1,568    $1,515
                                                              ======    ======    ======
INCOME
Aerospace and defense.......................................  $   68    $   55    $   42
Automotive..................................................       3        29        19
Polymer products............................................      89        68        72
Unusual items...............................................       5        --       (13)
                                                              ------    ------    ------
          Segment Operating Profit..........................     165       152       120
Interest expense............................................     (14)      (16)      (27)
Corporate other income (expense)............................      (2)       (1)       (7)
Corporate expenses..........................................     (13)      (17)      (15)
Unusual items...............................................      --        --       (29)
                                                              ------    ------    ------
          Income Before Income Taxes........................  $  136    $  118    $   42
                                                              ======    ======    ======
ASSETS
Aerospace and defense.......................................  $  647    $  664    $  615
Automotive..................................................     214       202       199
Polymer products............................................     584       266       231
                                                              ------    ------    ------
          Identifiable Assets...............................   1,445     1,132     1,045
Corporate assets............................................     298       287       285
                                                              ------    ------    ------
          Total Assets......................................  $1,743    $1,419    $1,330
                                                              ======    ======    ======
CAPITAL EXPENDITURES
Aerospace and defense.......................................  $   41    $   23    $   15
Automotive..................................................      23        19        15
Polymer products............................................      20        13        16
Corporate...................................................       4         3         1
                                                              ------    ------    ------
                                                              $   88    $   58    $   47
                                                              ======    ======    ======
DEPRECIATION
Aerospace and defense.......................................  $   24    $   23    $   23
Automotive..................................................      16        15        17
Polymer products............................................      20        16        15
Corporate...................................................       2         2         3
                                                              ------    ------    ------
                                                              $   62    $   56    $   58
                                                              ======    ======    ======
EMPLOYEES
Aerospace and defense.......................................   3,320     3,390     3,010
Automotive..................................................   4,130     3,480     3,490
Polymer products............................................   3,130     2,410     2,270
Corporate...................................................     190       180       180
                                                              ------    ------    ------
                                                              10,770     9,460     8,950
                                                              ======    ======    ======

                                  GENCORP INC.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                 -------------------------------------------------
                                                 FEBRUARY 28    MAY 31    AUGUST 31    NOVEMBER 30
                                                 -----------    ------    ---------    -----------
                                                  (DOLLARS IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
1998
Net sales......................................     $ 366       $ 432       $ 461         $ 478
                                                    -----       -----       -----         -----
Segment operating profit.......................     $  30       $  43       $  36         $  56
                                                    -----       -----       -----         -----
Income before income taxes.....................     $  21       $  36       $  29         $  50
                                                    -----       -----       -----         -----
Net Income.....................................     $  13       $  22       $  17         $  32
                                                    -----       -----       -----         -----
----------------------------------------------------------------------------------------------------
Earnings per share of common stock(2)
  Basic........................................     $0.31       $0.51       $0.42         $0.78
  Diluted......................................     $0.31       $0.51       $0.41         $0.77
Common stock price range per share -- high.....     $  27 7/16  $  31 3/16  $  30 3/16    $  25 1/8
                                   -- low......     $  22 3/8   $  27       $  19 1/2     $  16 7/16
----------------------------------------------------------------------------------------------------

                                                                THREE MONTHS ENDED
                                                 -------------------------------------------------
                                                 FEBRUARY 28    MAY 31    AUGUST 31    NOVEMBER 30
                                                 -----------    ------    ---------    -----------
                                                  (DOLLARS IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
1997
Net sales......................................     $ 328       $ 403       $ 394         $ 443
                                                    -----       -----       -----         -----
Segment operating profit.......................     $  26       $  43       $  39         $  44
                                                    -----       -----       -----         -----
Income before income taxes.....................     $  15       $  32       $  35         $  36
                                                    -----       -----       -----         -----
Net Income.....................................     $  11       $  84(1)    $  20         $  22
                                                    -----       -----       -----         -----
----------------------------------------------------------------------------------------------------
Earnings per share of common stock(2)
  Basic........................................     $0.33       $2.51       $0.52         $0.53
  Diluted......................................     $0.30       $2.08       $0.49         $0.52
Common stock price range per share -- high.....     $  19 3/4   $  21 1/4   $  31         $  29 5/8
                                   -- low......     $  17 1/2   $  18 1/8   $  20 7/8     $  21 3/4
----------------------------------------------------------------------------------------------------

(1) Includes tax settlements of $67 million in 1997.

(2) The sum of the quarterly E.P.S. amounts may not equal the annual amount due to changes in the number of shares outstanding during the year.

CAPITAL STOCK

     The Company's common stock is listed on the New York and Chicago Stock Exchanges. At November 30, 1998 and December 31, 1998, there were approximately 12,400 holders of record of the Company's common stock. During 1998, 1997 and 1996, the Company paid quarterly cash dividends on its common stock of $0.15 per share.

                                  GENCORP INC.

                       SUMMARY OF SELECTED FINANCIAL DATA

                                                  1998        1997        1996        1995        1994
                                                --------    --------    --------    --------    --------
                                                 (DOLLARS IN MILLIONS, EXCEPT PER-SHARE AND RATIO DATA)
NET SALES
Aerospace and defense.........................   $  673      $  584      $  494      $  520      $  594
Automotive....................................      375         369         448         662         605
Polymer products..............................      689         615         573         590         541
                                                 ------      ------      ------      ------      ------
                                                 $1,737      $1,568      $1,515      $1,772      $1,740
                                                 ======      ======      ======      ======      ======
SEGMENT OPERATING PROFIT
Aerospace and defense.........................   $   68      $   55      $   42      $   30      $   25
Automotive....................................        3          29          19          25          37
Polymer products..............................       89          68          72          58          50
Unusual items.................................        5          --         (13)          4         (80)
                                                 ------      ------      ------      ------      ------
                                                 $  165      $  152      $  120      $  117      $   32
                                                 ------      ------      ------      ------      ------
OPERATIONS
Income (loss) from operations.................   $   84      $  137      $   42      $   38      $  (13)
Cumulative effect of accounting changes.......       --          --          --          --        (213)
                                                 ------      ------      ------      ------      ------
          Net Income (Loss)...................   $   84      $  137      $   42      $   38      $ (226)
                                                 ======      ======      ======      ======      ======
EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Income (loss) from operations.................   $ 2.02      $ 3.71      $ 1.25      $ 1.17      $ (.41)
Cumulative effect of accounting changes.......       --          --          --          --       (6.69)
                                                 ------      ------      ------      ------      ------
Net income (loss) basic.......................   $ 2.02      $ 3.71      $ 1.25      $ 1.17      $(7.10)
Net income (loss) diluted.....................   $ 1.99      $ 3.40      $ 1.16      $ 1.10      $(7.10)
Cash dividends paid...........................   $  .60      $  .60      $  .60      $  .60      $  .60

OPERATING RATIOS
Return on average assets employed(1)..........      9.7%       10.0%        5.1%        6.4%        1.2%
Assets employed turnover......................      1.8x        2.0x        1.8x        1.9x        2.3x
Income (loss) from operations to net
  sales(1)....................................      4.8%        4.5%        1.7%        2.1%        (.7)%

GENERAL
Capital expenditures..........................   $   88      $   58      $   47      $   63      $   63
Depreciation..................................       62          56          58          70          73
Total assets..................................    1,743       1,419       1,330       1,458       1,455
Long-term debt................................      356          84         263         383         378

---------------
(1) Adjusted for tax settlements of $67 million in 1997 and $16 million in 1996.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of GenCorp Inc.:

     We have audited the accompanying consolidated balance sheets of GenCorp Inc. as of November 30, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended November 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GenCorp Inc. at November 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 1998, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Akron, Ohio
January 12, 1999

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to nominees who will stand for election as a director of the Company at the March 31, 1999 Annual Meeting of Shareholders is set forth on page 3 of the Company's 1999 Proxy Statement and is incorporated herein by reference. Information with respect to directors of the Company whose terms extend beyond the March 31, 1999 Annual Meeting of Shareholders is set forth on pages 3 and 4 of the Company's 1999 Proxy Statement and is incorporated herein by reference.

     Also, see Executive Officers of the Registrant on pages 8 and 9 of this report.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation is set forth on pages 9 through 21 of the Company's 1999 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding the security ownership of certain beneficial owners and management is set forth on pages 5 and 6 of the Company's 1999 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain transactions and employment arrangements with management is set forth on pages 15 and 16 of the Company's 1999 Proxy Statement and is incorporated herein by reference.

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

(b) REPORTS ON FORM 8-K

     The Company filed a Report on Form 8-K on December 22, 1998 incorporating its press release dated December 17, 1998 regarding its proposed plan to spin off its Performance Chemicals and Decorative & Building Products businesses.

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

                                          GENCORP INC.
February 22, 1999
                                          By /s/  W. R. PHILLIPS
                                            ------------------------------------
                                                  W. R. Phillips
                                                  Senior Vice President, Law;
                                                  General Counsel

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                    TITLE                       DATE
                   ---------                                    -----                       ----
         /s/ J. B. YASINSKY                       Chairman, Chief Executive Officer  February 22, 1999
------------------------------------------------  and President
             J. B. Yasinsky

         /s/ M. E. HICKS                          Acting Chief Financial Officer     February 22, 1999
------------------------------------------------
             M. E. Hicks

         /s/ P. J. PARR                           Director-Audit, Accounting & Tax   February 22, 1999
------------------------------------------------  (principal accounting officer)
             P. J. Parr

                       *                          Director                           February 22, 1999
------------------------------------------------
                  J. G. Cooper

                       *                          Director                           February 22, 1999
------------------------------------------------
                  C. A. Corry

                       *                          Director                           February 22, 1999
------------------------------------------------
                   W. K. Hall

                       *                          Director                           February 22, 1999
------------------------------------------------
                 R. K. Jaedicke

                       *                          Director                           February 22, 1999
------------------------------------------------
                  P. X. Kelley

                       *                          Director                           February 22, 1999
------------------------------------------------
                 R. D. Kunisch

                       *                          Director                           February 22, 1999
------------------------------------------------
                 D. E. McGarry

                       *                          Director                           February 22, 1999
------------------------------------------------
                J. M. Osterhoff

                       *                          Director                           February 22, 1999
------------------------------------------------
                  S. W. Percy

                       *                          Director                           February 22, 1999
------------------------------------------------
                  R. B. Pipes

*Signed by the undersigned as attorney-in-fact and agent for the Directors indicated.

         /s/ E. R. DYE                                                               February 22, 1999
------------------------------------------------
             E. R. Dye

                           ANNUAL REPORT ON FORM 10-K
                     ITEM 14(a)(1)(2) AND (3), (c) AND (d)
                        LIST OF FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES
                                 EXHIBIT INDEX
                                CERTAIN EXHIBITS
                      FISCAL YEAR ENDED NOVEMBER 30, 1998
                                  GENCORP INC.
                           FAIRLAWN, OHIO 44333-3300

                                  GENCORP INC.

                             ITEM 14(a)(1) AND (2)
        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                               PAGE
                                                              NUMBER
                                                              ------

(1) FINANCIAL STATEMENTS:

The following consolidated financial statements of GenCorp
  Inc. are included in Item 8:
  Consolidated Statements of Income for the years ended
     November 30, 1998, 1997 and 1996.......................    17
  Consolidated Balance Sheets at November 30, 1998 and
     1997...................................................    18
  Consolidated Statements of Cash Flows for the years ended
     November 30, 1998, 1997 and 1996.......................    19
  Consolidated Statements of Shareholders' Equity for the
     years ended November 30, 1998, 1997 and 1996...........    20

Notes to Consolidated Financial Statements..................    21

(2) FINANCIAL STATEMENT SCHEDULES:

All consolidated financial statement schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

                        CONSENT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
GenCorp Inc.

     We consent to the incorporation by reference in the Prospectuses constituting part of GenCorp Inc.'s Registration Statements No. 333-35621, 33-61928, 33-28056 and 2-98730 on Form S-8, Post Effective Amendment No. 1 to Registration Statements No. 2-80440 and 2-83133 on Form S-8, and Post Effective Amendment No. 4 to Registration Statement No. 2-66840 on Form S-8 of our report dated January 12, 1999, with respect to the consolidated financial statements of GenCorp Inc. included in this Annual Report (Form 10-K) for the year ended November 30, 1998.

                                          Ernst & Young LLP

Akron, Ohio
February 22, 1999

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

           Information relating to the Company's long-term debt is set forth in Note M of this report, which information is incorporated herein by reference. Instruments defining the rights of holders of other long-term debt are not filed herewith since no such single debt item exceeds 10 percent of consolidated assets. The Company agrees, however, to furnish a copy of any such agreement or instrument to the Commission upon request.

  10.      MATERIAL CONTRACTS
           10.(iii)(A) MANAGEMENT CONTRACTS, COMPENSATORY PLANS OR
           ARRANGEMENTS
           An Employment Agreement dated October 15, 1993 between the
           Company and J. B. Yasinsky, President and Chief Operating
           Officer of the Company was filed as Exhibit A to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1993 (File No. 1-1520), and is incorporated herein by reference. (4 pages)

           Employment Agreement dated May 10, 1996 between the Company and Nathaniel J. Mass was filed as Exhibit A to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 (File No. 1-1520) and is incorporated herein by reference. (5 pages)

           Severance Agreement dated as of November 12, 1997 between the Company and John B. Yasinsky was filed as Exhibit A to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997 (File No. 1-1520), and is incorporated herein by reference. (22 pages)

 TABLE     EXHIBIT                                                       EXHIBIT
ITEM NO.   DESCRIPTION                                                   LETTER
--------   -----------                                                   -------
           Severance Agreement dated as of November 12, 1997 between
           the Company and Nathaniel J. Mass was filed as Exhibit B to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997 (File No. 1-1520), and is
           incorporated herein by reference. (22 pages)

           Severance Agreement dated as of November 12, 1997 between the Company and Robert A. Wolfe was filed as Exhibit C to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997 (File No. 1-1520), and is incorporated herein by reference. (22 pages)

           Form of Severance Agreement granted to certain executive officers of the Company to provide for payment of an amount equal to annual base salary and highest average annual incentive compensation awarded during three most recent previous fiscal years or, if greater, target award for the fiscal year in question, multiplied by a factor of two or three, as the case may be, if their employment should terminate for any reason other than death, disability, willful misconduct or retirement within three years after a change in control, as such term is defined in such agreement was filed as Exhibit D to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997 (File
           No. 1-1520), and is incorporated herein by reference. (22 pages)

           GenCorp 1996 Supplemental Retirement Plan for Management
           Employees effective March 1, 1996 was filed as Exhibit B to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997 (File No. 1-1520), and is incorporated herein by reference. (15 pages)

           Benefits Restoration Plan for Salaried Employees of GenCorp
           Inc. and Certain Subsidiary Companies as amended and restated effective December 1, 1986, was filed as Exhibit G to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1987 (File No. 1-1520), and is incorporated herein by reference. (6 pages)

           The Stock Incentive Compensation Plan of GenCorp Inc. (as amended effective October 1, 1985) was filed as Exhibit B to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1985 (File No. 1-1520), and is incorporated herein by reference. (21 pages)

           Amendment to the GenCorp Inc. and Participating Subsidiaries
           Stock Incentive Compensation Plan, effective as of April 5,
           1987, was filed as Exhibit H to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1987
           (File No. 1-1520), and is incorporated herein by reference.
           (6 pages)

           Amendment to the GenCorp Inc. and Participating Subsidiaries
           Stock Incentive Compensation Plan, effective July 13, 1995, was filed as Exhibit C to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997 (File
           No. 1-1520), and is incorporated herein by reference. (13 pages)

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

 TABLE     EXHIBIT                                                       EXHIBIT
ITEM NO.   DESCRIPTION                                                   LETTER
--------   -----------                                                   -------
           GenCorp Inc. Deferred Compensation Plan for Nonemployee
           Directors effective January 1, 1992 was filed as Exhibit A to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1991 (File No. 1-1520), and is
           incorporated herein by reference. (18 pages)

           GenCorp Inc. Long-Term Incentive Program effective January
           27, 1993 and as amended March 31, 1993 and May 20, 1996 was filed as Exhibit D to the Company's Annual Report on Form
           10-K for the fiscal year ended November 30, 1997 (File No.
           1-1520), and is incorporated herein by reference. (22 pages)

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

           Form of Restricted Stock Agreement between the Company and
           Nonemployee Directors providing for payment of part of Directors' compensation for service on the Board of Directors in Company stock was filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998 (File No. 1-1520), and is incorporated herein by reference. (4 pages)

           GenCorp Inc. Executive Incentive Compensation Program, amended September 8, 1995 to be effective for the 1996 fiscal year was filed as Exhibit E to the Company's Annual
           Report on Form 10-K for the fiscal year ended November 30, 1997 (File No. 1-1520), and is incorporated herein by reference. (21 pages)

  11.      STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
           Information relating to the computation of per share earnings is set forth in Note E of this report, which information is incorporated herein by reference.

  21.      SUBSIDIARIES OF THE REGISTRANT                                   A
           Listing of Subsidiaries (1 page)

  23.      CONSENTS OF EXPERTS
           Consent of Ernst & Young LLP is contained on page GC-2 of this Form 10-K and is incorporated herein by reference.

  24.      POWER OF ATTORNEY                                                B
           Powers of Attorney executed by J. G. Cooper, C. A. Corry, W.
           K. Hall, R. K. Jaedicke, P. X. Kelley, R. D. Kunisch, D. E.
           McGarry, J. M. Osterhoff, S. W. Percy, and R. B. Pipes,
           Directors of the Company. (10 pages)

  27.      FINANCIAL DATA SCHEDULE
           (Filed for EDGAR only)

           The Company will supply copies of any of the foregoing exhibits to any shareholder upon receipt of a written request addressed to GenCorp Inc., 175 Ghent Road, Fairlawn,
           Ohio 44333-3300--Attention: Secretary, and payment of $1 per page to help defray the costs of handling, copying and return postage.