Form 10-Q
period 1999-02-28
GENCORP INC
filed 1999-04-14
CIK 40888

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549




                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended February 28, 1999            Commission File Number 1-1520
                      -----------------                                   ------


                                  GenCorp Inc.
                                  ------------
             (Exact name of registrant as specified in its charter)


          Ohio                                           34-0244000
------------------------                    ------------------------------------
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

At March 31, 1999, there were 41,706,560 outstanding shares of GenCorp Inc.'s Common Stock, par value $0.10.

GENCORP INC.


Table of Contents

Part I. Financial Information                                               Page No.
                                                                            --------

      Item 1. Financial Statements

               Condensed Consolidated Statements of Income -
                      Three Months Ended February 28, 1999 and 1998           -3-

               Condensed Consolidated Balance Sheets -
                      February 28, 1999 and November 30, 1998                 -4-

               Condensed Consolidated Statements of Cash Flows -
                      Three Months Ended February 28, 1999 and 1998           -5-

               Notes to the Unaudited Interim Condensed Consolidated
                      Financial Statements as of February 28, 1999            -6-

      Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                   -13-

      Item 3. Quantitative and Qualitative Disclosures
                       About Market Risk                                     -17-

Part II. Other Information

      Item 1. Legal Proceedings                                              -17-

      Item 4. Submission of Matters to a Vote of Security Holders            -18-

      Item 6. Exhibits and Reports on Form 8-K                               -19-

Signatures                                                                   -20-

                          PART I. FINANCIAL INFORMATION

                                  GENCORP INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in millions, except per share data)


                                                                                                           Unaudited
                                                                                                      Three Months Ended
                                                                                                 ------------------------------
                                                                                                 February 28,      February 28,
                                                                                                     1999              1998
                                                                                                 ------------------------------
NET SALES                                                                                           $439.6            $365.5
                                                                                                    ------            ------

COSTS AND EXPENSES
Cost of products sold                                                                                341.2             290.6
Selling, general and administrative                                                                   46.1              37.0
Depreciation                                                                                          17.7              15.7
Interest expense                                                                                       5.4               2.1
Other (income) and expense, net                                                                        (.3)            (1.3)
Unusual items                                                                                           .5                 -
                                                                                                    ------            ------
                                                                                                     410.6             344.1
                                                                                                    ------            ------
INCOME BEFORE INCOME TAXES                                                                            29.0              21.4
Income tax provision                                                                                  11.8               8.6
                                                                                                    ------            ------

NET INCOME                                                                                          $ 17.2            $ 12.8
                                                                                                    ======            ======

EARNINGS PER SHARE OF COMMON STOCK
Basic                                                                                               $  .41            $  .31
Diluted                                                                                             $  .41            $  .31

Average number of shares of common stock outstanding (in thousands)
Basic                                                                                               41,582            41,349
Diluted                                                                                             42,036            41,942

Cash dividends paid per share of common stock                                                       $  .15            $  .15



See notes to the unaudited interim condensed consolidated financial statements.

                                  GENCORP INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollars in millions)

                                                                                                  Unaudited           Audited
                                                                                                 February 28,       November 30,
                                                                                                    1999               1998
                                                                                                 -------------------------------
CURRENT ASSETS:
Cash and equivalents                                                                               $   21.5          $   28.6
Accounts receivable                                                                                   272.2             275.7
Inventories                                                                                           160.0             165.3
Prepaid expenses and other                                                                             56.3              59.1
                                                                                                   --------          --------
TOTAL CURRENT ASSETS                                                                                  510.0             528.7
                                                                                                   --------          --------

Recoverable from U.S. Government and third parties for
     environmental remediation                                                                        148.0             149.3
Deferred income taxes                                                                                 137.1             136.9
Prepaid pension                                                                                       136.5             127.4
Investments and other assets                                                                          299.4             301.4

Property, plant and equipment:
    At cost                                                                                         1,228.8           1,238.3
    Accumulated depreciation                                                                         (731.3)           (738.6)
                                                                                                   --------          --------
       Net property, plant and equipment                                                              497.5             499.7
                                                                                                   --------          --------
TOTAL ASSETS                                                                                       $1,728.5          $1,743.4
                                                                                                   ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Notes payable                                                                                      $   53.2          $   14.4
Accounts payable - trade                                                                               88.0             118.7
Income taxes                                                                                           34.3              34.0
Other current liabilities                                                                             226.9             263.2
                                                                                                   --------          --------
TOTAL CURRENT LIABILITIES                                                                             402.4             430.3
                                                                                                   --------          --------

Long-term debt                                                                                        356.1             356.2
Postretirement benefits other than pensions                                                           315.6             318.4
Environmental reserves                                                                                248.5             245.7
Other liabilities                                                                                      51.7              49.3

SHAREHOLDERS' EQUITY
Preference stock - (none outstanding)                                                                     -                 -
Common stock - $0.10 par value; 41.7 million shares outstanding                                         4.2               4.2
Other capital                                                                                         153.6             150.8
Retained earnings                                                                                     209.1             198.1
Accumulated other comprehensive loss                                                                  (12.7)             (9.6)
                                                                                                   --------          --------
TOTAL SHAREHOLDERS' EQUITY                                                                            354.2             343.5
                                                                                                   --------          --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                         $1,728.5          $1,743.4
                                                                                                   ========          ========


See notes to the unaudited interim condensed consolidated financial statements.

                                  GENCORP INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)

                                                                                                        Unaudited
                                                                                                    Three Months Ended
                                                                                                        February 28,
                                                                                                 1999                 1998
                                                                                               -----------------------------
OPERATING ACTIVITIES
Net income                                                                                      $ 17.2               $ 12.8
Depreciation, amortization and gain/loss on disposal of fixed assets                              19.0                 16.4
Deferred income taxes                                                                              (.2)                 (.1)
Changes in operating assets and liabilities net of effects of acquisitions and dispositions of businesses:
     Current assets                                                                               11.6                 26.5
     Current liabilities                                                                         (66.7)               (49.2)
     Other non-current assets                                                                     (1.8)                (3.2)
     Other non-current liabilities                                                                  .6                (11.2)
                                                                                                ------               ------
NET CASH USED IN OPERATING ACTIVITIES                                                            (20.3)                (8.0)
                                                                                                ------               ------

INVESTING ACTIVITIES
Capital expenditures                                                                             (19.0)               (12.9)
Proceeds from asset dispositions                                                                   9.0                   .3
Acquisitions                                                                                      (9.0)                   -
                                                                                                ------               ------
NET CASH USED IN INVESTING ACTIVITIES                                                            (19.0)               (12.6)
                                                                                                ------               ------

FINANCING ACTIVITIES
Long-term debt incurred                                                                           20.0                 20.0
Long-term debt paid                                                                              (20.1)               (10.4)
Net short-term debt incurred                                                                      38.8                 18.0
Dividends                                                                                         (6.2)                (6.2)
Other equity transactions                                                                          (.3)                 1.7
                                                                                                ------               ------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                         32.2                 23.1
                                                                                                ------               ------

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                                                   (7.1)                 2.5
Cash and equivalents at beginning of year                                                         28.6                 18.4
                                                                                                ------               ------
Cash and equivalents at end of period                                                           $ 21.5               $ 20.9
                                                                                                ======               ======

Cash paid for interest was $6.1 million and $2.1 million for the three months ended February 28, 1999 and 1998, respectively. Cash paid for income taxes was $10.2 million and $2.9 million for the three months ended February 28, 1999 and 1998, respectively.




See notes to the unaudited interim condensed consolidated financial statements.

                                  GENCORP INC.
              NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED
                   FINANCIAL STATEMENTS AS OF FEBRUARY 28,1999

Note A - Basis of Presentation

    The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included or incorporated by reference in the GenCorp Inc. (Company) Annual Report on Form 10-K for the fiscal year ended November 30, 1998.

    All normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the three months ended February 28, 1999 and 1998, have been reflected. The results of operations for the three months ended February 28, 1999, are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

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

Note B - Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share:

                                                                                                         Unaudited
                                                                                                     Three Months Ended
                                                                                                         February 28,
(Dollars in millions, except per share amounts and shares in thousands)                           1999                1998
                                                                                                 --------------------------
Numerator
Net income                                                                                         $17.2              $12.8
                                                                                                   =====              =====

Denominator
Denominator for basic earnings per share -
weighted average shares                                                                           41,582             41,349

Effect of dilutive securities:
    Employee stock options                                                                           435                578
    Other                                                                                             19                 15
                                                                                                   -----              -----
Dilutive potential common shares                                                                     454                593
                                                                                                   -----              -----

Denominator for diluted earnings per share -
adjusted weighted average shares and assumed conversions                                          42,036             41,942
                                                                                                  ======             ======

Earnings Per Share Of Common Stock
Basic earnings per share                                                                            $.41               $.31
                                                                                                    ====               ====
Diluted earnings per share                                                                          $.41               $.31
                                                                                                    ====               ====

Note C - Comprehensive Income

    The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), as of December 1, 1998, which established standards for reporting and displaying comprehensive income and its components in the financial statements. The adoption of SFAS 130, which had no impact on the Company's net income or shareholders' equity, requires cumulative translation adjustments and minimum pension liability adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

    During the quarters ended February 28, 1999 and 1998, total comprehensive income was $14 million and $10 million, respectively.

Note D - Acquisitions, Divestitures and Other Matters

    On December 2, 1998, the Company acquired the U.S. acrylic emulsion polymers business of PolymerLatex, located in Fitchburg, Massachusetts, for $9 million. This acquisition was accounted for using the purchase method and was included in the results of operations for the Company from the date of acquisition.

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

    On December 17, 1998, the Company announced a plan to spin off its Performance Chemicals and Decorative & Building Products businesses to GenCorp shareholders as a separate publicly traded polymer products company. Following the spin-off, GenCorp would continue to operate Aerojet, its aerospace, defense and fine chemicals segment, and its automotive Vehicle Sealing business unit. Implementation of the plan is subject to approval by GenCorp shareholders, the receipt of a favorable ruling from the Internal Revenue Service, as well as market conditions at the time of the proposed spin-off.

Note E - Inventories

    Inventories are stated at the lower of cost or market value. A portion of the inventories is priced by use of the last-in, first-out (LIFO) method using various dollar value pools. Interim LIFO determinations involve management's judgments of expected year-end inventory levels. Components of inventory are as follows:

                                                                                               Unaudited             Audited
                                                                                              February 28,         November 30,
          (Dollars in millions)                                                                   1999                 1998
                                                                                              ---------------------------------
         Raw materials and supplies                                                              $  49.1              $  48.0
         Work-in-process                                                                             8.6                  8.5
         Finished products                                                                          75.4                 74.6
                                                                                                 -------              -------
             Approximate replacement cost of inventories                                           133.1                131.1
         Reserves, primarily LIFO                                                                  (40.2)               (40.2)
         Long-term contracts at average cost                                                       274.4                276.2
         Progress payments                                                                        (207.3)              (201.8)
                          -                                                                      -------              -------
                                                                                                 $ 160.0              $ 165.3
                                                                                                 =======              =======

Note F - Long-term Debt and Credit Lines

    The Company has a five-year unsecured $400 million revolving credit facility (Facility) which expires in May 2001. As of February 28, 1999, unused and available revolving lines of credit totaled $120 million. The Company pays a variable commitment fee, which was 1/5 of one percent, on the unused balance. Interest rates were variable, primarily based on LIBOR, and were at an average rate of 5.6 percent. The Facility contains various debt restrictions and provisions relating to net worth, interest coverage and debt to earnings before interest, taxes, depreciation and amortization (Debt/EBITDA) ratios. As of February 28, 1999, the Company was required to maintain consolidated net worth of at least $192 million.

    On September 30, 1998, the Company entered into a $75 million revolving credit facility for the purchase of certain assets of Sequa Chemicals, the specialty chemicals unit of Sequa Corporation. This facility is available through April 29, 1999 and contains various debt restrictions and other provisions which are the same as those in the Facility described above. The rate is 75 basis points over LIBOR. The Company pays a commitment fee of approximately 1/4 of one percent on the unused balance. The Company intends to convert the $75 million revolving credit facility into the Facility at or before the date of expiration. At that time, the unused available revolving lines of credit on the Facility will be reduced accordingly.

    At February 28, 1999, the Company had unsecured, uncommitted lines of credit with several banks for short-term borrowings aggregating $92 million, of which $50 million was outstanding. Interest rates for these lines of credit were variable and were at an average rate of 5.3 percent on February 28, 1999. Borrowings under such lines are payable on demand. The Company also had outstanding letters of credit totaling $23 million at February 28, 1999.

Note G - Contingencies

Spin-off Related Matters

     On March 22, 1999, the Company announced a Voluntary Enhanced Retirement Program (VERP) and an Enhanced Involuntary Separation Pay Plan (EISP) which are associated with and contingent upon completion of the Company's plan to spin-off its Performance Chemicals and Decorative & Building Products divisions as a separate publicly traded company.

    The VERP offers enhanced retirement benefits to eligible salaried employees within a number of corporate facilities and divisional headquarters. The majority of the related benefits will be paid from the Company's defined benefit pension and retiree healthcare plans. The maximum estimated cost of the VERP could range up to $7.6 million. The actual cost of both the VERP and the EISP plans will be reflected in the financial statements after the total number of participants is known and the spin-off has occurred.

    In January 1999, the Company's Board of Directors approved the 1999 GenCorp Key Employee Retention Plan. This plan provides for the issuance of retention agreements to selected key employees with a total maximum payout of up to $3.2 million payable before March 2001.

Environmental Matters

Sacramento, California

    In 1989, the United States District Court approved a Partial Consent Decree (Decree) requiring Aerojet to conduct a Remedial Investigation/Feasibility Study (RI/FS) of Aerojet's Sacramento, California site and to prepare a RI/FS report on specific environmental conditions present at the site and alternatives available to remedy such conditions. Aerojet also is required to pay for certain governmental oversight costs associated with compliance with the Decree. The State of California expanded surveillance of perchlorate and nitrosodimethylamine (NDMA) under the RI/FS because these chemicals were detected in public water supply wells near Aerojet's property at previously undetectable levels using new testing protocols.

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

    The ROD and Special Notice letters issued by the EPA require groundwater remediation for the BPOU, estimated to cost $47 million in non-recurring costs and $4 million to $5 million in annual operating expense. Aerojet, as part of the Steering Committee, is participating in an effort to develop an alternative "watermaster" plan in which certain water supply entities would integrate the remedial requirements into a water supply project. If implemented, the watermaster plan approach would allow the project to be eligible for federal funding for 25 percent of the non-recurring costs and additional funding from water supply entities receiving benefit from the project, thus reducing the PRPs' costs.

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

    At February 28, 1999, Aerojet had total reserves of $239 million for costs to remediate the above sites and has recognized $164 million for probable future recoveries. These estimates are subject to change as work progresses, additional experience is gained and environmental standards are revised. Legal proceedings to obtain reimbursements of environmental costs from insurers are continuing.

Lawrence, Massachusetts

The Company has studied remediation alternatives for its closed Lawrence, Massachusetts facility, which was contaminated with PCBs, and has begun site remediation and off-site disposal of debris. The Company has a reserve of $17 million for estimated decontamination and long-term operating and maintenance costs of this site. The reserve represents the Company's best estimate for the remaining remediation costs. Estimates of future remediation costs could range as high as $38 million depending on the results of future testing and the ultimate remediation alternatives undertaken at the site. The time frame for remediation is currently estimated to range from 5 to 10 years.

Other Sites

    The Company is also currently involved, together with other companies, in 35 other Superfund and non-superfund remediation sites. In many instances, the Company's liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company's involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company's experience, interim and final allocations of liability costs are generally made based on relative contributions of waste. Based on the Company's previous experience, its allocated share has frequently been minimal, and in many instances, has been less than 1 percent. The Company has reserves of approximately $20 million as of February 28, 1999 which it believes are sufficient to cover its best estimate of its share of the environmental remediation costs at these other sites. Also, the Company is seeking recovery of its costs from its insurers.

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

Other Legal Matters

Olin Corporation

    In August 1991, Olin Corporation (Olin) advised GenCorp that Olin believed GenCorp to be jointly and severally liable for certain Superfund remediation costs, estimated by Olin to be $70 million, associated with a former Olin manufacturing facility and waste disposal sites in Ashtabula County, Ohio. In 1993, GenCorp sought declaratory judgment in the United States District Court for the Northern District of Ohio that the Company is not responsible for environmental remediation costs. Olin counterclaimed seeking a judgment that GenCorp is jointly and severally liable for a share of remediation costs. In late 1995, the Court hearing on the issue of joint and several liability was completed, and in August 1996 the Court held hearings relative to allocation. The Court has not yet rendered a decision and, at its request, in 1998, it received an additional briefing regarding the impact of the recent Best Foods Supreme Court decision which the Company believes definitively addresses many issues in this case in its favor. Another hearing relative to liability and allocation was held on January 11, 1999. The parties argued their respective positions based on recent case law. The judge indicated that a decision may be forthcoming in the next several months. If the Court finds GenCorp is liable, subsequent trial phases will address damages.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Condition

    Cash flow used in operating activities for the first three months of fiscal 1999 was $20.3 million as compared to $8.0 million in the first three months of 1998. The increase in cash flow used by operating activities primarily reflects a higher working capital requirement.

    For the three month period ending February 28, 1999, $19.0 million was used for investing activities, including the acquisition of the Fitchburg, Massachusetts facility for $9.0 million and capital expenditures of $19.0 million, offset by proceeds of $9.0 million from asset dispositions. This is compared to $12.6 million used for investing activities in the first three months of 1998, which was mainly for capital expenditures.

    Cash flow provided from financing activities in the first three months of 1999 primarily reflects a $38.7 million net increase in debt offset by payments of $6.2 million in dividends. The net increase in debt from November 30, 1998 to February 28, 1999 was mainly due to the acquisition of the Fitchburg facility and capital expenditures. Cash flow provided from financing activities in the first three months of 1998 reflected a $27.6 million net increase in debt and payments of $6.2 million in dividends.

    Interest expense increased to $5.4 million in the first quarter of 1999 versus $2.1 million in the same period a year ago due to the higher debt levels.

Material Changes in Results of Operations

    Sales during the first quarter of 1999 of $439.6 million were up 20 percent, compared to sales of $365.5 million in the first quarter of 1998. Segment operating profit for the first quarter of 1999 of $38.0 million increased 28 percent versus $29.6 million for the first quarter of 1998, and was up in all three GenCorp reporting segments, aerospace and defense, polymer products and automotive. Consolidated segment operating profit margins rose to 8.6 percent in the first quarter of 1999 versus 8.1 percent for the same period of 1998.

    The Company announced on December 17, 1998, that it plans to spin off its Performance Chemicals and Decorative & Building Products businesses to GenCorp shareholders as a separate publicly traded polymer products company. Under the plan, GenCorp would continue to operate Aerojet's aerospace, defense and fine chemicals businesses, and the Vehicle Sealing automotive business unit.

    The Company expects to complete the spin-off in the second half of 1999, a plan that is contingent upon a tax-free ruling from the IRS, shareholder approval and market conditions at the time of the spin-off. During the quarter, the Company expensed $0.5 million of spin-off related activities.

    Within the Company's polymer products segment, net sales increased for the first quarter of 1999 by 26 percent to $185.5 million compared to $147.5 million in the first quarter of 1998. Performance Chemicals and Decorative & Building Products both posted double-digit sales gains during the quarter. Higher sales and improved operating performance were also posted by Penn Racquet Sports, which the Company is in the process of divesting.

    Operating profit for the polymer products segment during the first quarter of 1999 improved 15 percent to $16.8 million versus $14.6 million in the first quarter of 1998. Segment operating profit margins declined to 9.1 percent versus
9.9 percent last year, primarily due to lower pricing in several markets and integration costs related to acquisition activity in the latter half of 1998.

    During the quarter, Decorative & Building Products continued its integration of GenCorp U.K. Wallcoverings Inc. This August 1998 acquisition elevated the Company to the worldwide market share leader in commercial wallcovering. In the North American market, introduction of new wallcovering designs in late 1998 has resulted in encouraging growth of new orders in the past several months.

    Synergies realized from the 1997 Printworld acquisition have led to double-digit sales growth in the decorative laminates business from new coordinated paper and vinyl product lines.

    During the quarter, Decorative & Building Products also increased market share across all of its Building Systems product lines.

    Performance Chemicals completed the acquisition of PolymerLatex's U.S. acrylics business located in Fitchburg, Massachusetts in the first quarter of 1999, further diversifying its product lines and technology and expanding geographic reach into the Northeastern United States.

    Aerojet's 1999 first quarter operating profits improved to $18.4 million versus $14.2 million in the first quarter of 1998. Operating margins grew to
12.2 percent in the current quarter versus 10.5 percent last year, primarily as a result of strong performance in the Strategic and Space Propulsion and Space Surveillance businesses. Sales in the first quarter of 1999 increased 11 percent to $150.3 million, versus $135.4 million during the first quarter of 1998. Higher revenues were achieved from the Titan, Space Based Infrared System (SBIRS
High), and tactical programs.

    Highlights during the quarter included three Delta II launches, one of which marked the 200th consecutive successful launch of Aerojet's second-stage engine. Also during the quarter, Aerojet booked new contract awards of $223 million, increasing contract backlog to $1.8 billion.

    One major contract awarded by Lockheed Martin calls for Aerojet to build a new generation solid rocket motor for the Atlas V medium-to-heavy lift launch vehicle for the commercial satellite market and government missions. This new contract, with potential to exceed one half billion dollars of sales over the next decade, fits with Aerojet's continuing strategy of aggressively pursuing work in the commercial space arena.

    Aerojet also won an $8.5 million contract from the Boeing Company to provide altitude control systems for the National Missile Defense (NMD) first stage booster rocket. Aerojet expects to deliver a flight-qualified system in less than six months, with additional units to be supplied over the next year to support the flight test program.

    Also during the quarter, Aerojet finalized an important agreement with the U.S. Air Force, which significantly enhances Aerojet's environmental cost recovery from 65 percent to 88 percent.

    Automotive segment sales were $103.8 million in the first quarter of 1999, versus $82.6 million in the same quarter of 1998. The 26 percent sales increase came from higher volumes on the Ford F-150 and Explorer, Mercedes AAV, and General Motors C/K pickup programs.

    The automotive segment operating profit improved, as expected, to $2.8 million during the first quarter of 1999, compared to operating profit of $0.8 million during the first quarter of 1998, due to the completion of launch activities for several new programs in 1998. Improvements were offset slightly by some launch costs on several new 1999 passenger car programs, and currency exchange rates from Canadian operations. Henniges, the business unit's European operation, had positive operating profit during the quarter.

    The automotive segment continues to focus on light trucks and sport utility vehicles, the most profitable and fastest growing segment of the market. Profitability is expected to gradually increase during the year as programs launched in 1998 and early 1999 mature.

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

    The nature of environmental investigation and cleanup activities often makes it difficult to determine the timing and amount of any estimated future costs that may be required for remedial measures. However, the Company reviews these matters and accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and the amount of the liability (usually based upon proportionate sharing) can be reasonably estimated. The Company's Condensed Consolidated Balance Sheet at February 28, 1999 reflects accruals of $276 million and amounts recoverable of $164 million from the U.S. Government and other third parties for such costs.

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

Year 2000

    The Company is currently engaged in a comprehensive project to upgrade its information, technology, and manufacturing and facilities computer hardware and software programs to address the Year 2000 issue at its domestic and international businesses. Many of the Company's systems include new hardware and updated software packages purchased from established vendors who have represented that these systems are Year 2000 ready. The Company does not have large centralized systems, a factor, which the Company believes, reduces the risk of a single point of failure having widespread impact on the Company.

    As part of this project, the Company has formally communicated with all of its significant suppliers, vendors and large customers to determine the extent to which the Company is vulnerable to those parties' failures to correct their own Year 2000 issues. As of February 28, 1999, the Company has received approximately 95 percent of the responses, and those responses generally indicate that these parties will be Year 2000 ready.

    The Company has completed an inventory and assessment of its information technology systems. Both internal and external resources are being utilized to test the Company's software for Year 2000 readiness and, where necessary, the systems are being remediated through upgrading, replacement or reprogramming. Also, the Company has completed an inventory and assessment of its non-information technology (embedded) systems, prioritizing the impact of each of these systems on the Company's ability to conduct its operations and, as necessary, obtaining vendor verification and/or remediation of those systems. The process of analyzing, prioritizing, remediating and testing will be an iterative process until all critical systems are Year 2000 ready.

    The estimated cost for this project is projected to range between $6 million and $8 million, which is being funded through operating cash flows. The Company has spent approximately $2 million as of February 28, 1999 on this project and expects to spend the remaining budget by the third quarter of 1999. Excluding recent acquisitions, the Company believes that approximately 70 percent of its systems are Year 2000 ready as of February 28, 1999 and the remaining systems will be Year 2000 ready by mid-year 1999. Recent acquisitions are targeted for completion by the end of the third quarter of 1999.

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

Quantitative and Qualitative Disclosure About Market Risk

    The Company is exposed to market risk from changes in interest rates on long-term debt obligations. The Company's policy is to manage its interest rate exposures through the use of a combination of fixed and variable rate debt. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. Substantially all of the Company's long-term debt of $359 million which matures in the year 2001 is variable and had an average variable interest rate of 5.6 percent at February 28, 1999. The Company's long-term debt bears interest at market rates and therefore, the carrying value approximates fair value.

    Although the Company conducts business in foreign countries, international operations were not material to the Company's consolidated financial position, results of operations or cash flows as of February 28, 1999. Additionally, foreign currency transaction gains and losses were not material to the Company's results of operations for the three months ended February 28, 1999. Accordingly, the Company should not be subject to material foreign currency exchange rate risk with respect to future costs or cash flows from its foreign subsidiaries. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. The Company is evaluating the future use of such financial instruments.

Forward-Looking Statements

This report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements may present (without limitation) management's expectations, beliefs, plans and objectives, future financial performance, and assumptions or judgments concerning such matters. Any discussions contained in this report, except to the extent that they contain historical facts, are forward-looking and accordingly involve estimates, assumptions, judgments and uncertainties. There are a number of factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements. Such factors are detailed in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1998 filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosure About Market Risk."

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

    Information concerning legal proceedings, including proceedings relating to environmental matters, which appears in Note G beginning on page 8 of this report is incorporated herein by reference.

PUC Investigation

    Because of recent "toxic tort" lawsuits which named California water purveyors as defendants, on March 12, 1998, the PUC announced a wide ranging investigation of drinking water quality in California. The PUC's General Counsel has publicly stated that he believes that under the California Constitution, the PUC's jurisdiction overrides that of the Courts in this area. Accordingly, Aerojet is also preparing to defend its interests before the PUC. Aerojet's intervention petition to allow Aerojet to participate in the PUC's proceedings has been granted. The PUC's investigation is expected to be completed by fall 1999, at which point the stays in the toxic tort cases (as discussed in the Company's 1998 annual report on Form 10-K) may be lifted, unless the Court of Appeal so orders earlier.

In re:  Proposition 65 Notices

    Aerojet was served in February 1999 with a notice from a private party alleging that it had released chemicals into air and groundwater at and near its Azusa, California facility above state limits in violation of California's Proposition 65 and/or without filing sufficiently detailed public notifications as required by Proposition 65. Following collection and review of all of its Proposition 65 records, air release reports and groundwater reports, Aerojet believes it is in compliance with Proposition 65 and will vigorously defend a Proposition 65 lawsuit if such a lawsuit is initiated.

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

    This lawsuit is apparently an outgrowth of three similar but unrelated "toxic tort" civil conspiracy cases brought in 14th Judicial District Court, Calcasieu Parish, Louisiana by the heirs of deceased former employees of two chemical plants in Lake Charles, Louisiana Ross, et ux. v. Conoco, Inc., et al. (Case No. 90-4837); Landon, et ux. v. Conoco, Inc., et al. (Case No. 97-7949); Tousaint, et ux. v. Insurance Co. of North America, et al. (Case No. 92-6172). GenCorp was named as a "conspiring" co-defendant in all three cases, along with most of the same co-defendants in the McKinley case.

    On March 22, 1999, GenCorp was served with a similar conspiracy suit alleging VC exposure from various aerosol products, including hairspray. Bland, et al. v. Air Products & Chemicals, Inc., et al., Jefferson County (Beaumont), Texas, (Case No. D-160,599). VC was used as an aerosol propellant in the 1960's. Again, the same co-defendants are named, with the addition of various consumer products and personal care manufacturers.

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

Item 4.  Submission of Matters to a Vote of Security Holders

    At the Company's Annual Meeting of Shareholders held on March 31, 1999, holders of GenCorp Common Stock elected C. A. Corry, W. K. Hall, R. K.
Jaedicke, and D. M. Steuert as directors to serve a three year term expiring in 2002. Previously, J.M. Osterhoff, J.G. Cooper and J.B. Yasinsky were elected as directors to serve three year terms which continue until March 2000 and D.E. McGarry, Dr. R.B. Pipes and S.W. Percy were elected as directors to serve three year terms which continue until March 2001. Shareholders also ratified the Board of Directors' appointment of Ernst & Young LLP as the Company's independent auditors for 1999.

Following is the final result of the Common votes cast:

A)       Election of Directors:

                                     For                          Withheld                          Broker Nonvotes

C. A. Corry                       37,490,658                      461,637                                 -0-
                                  ----------                      -------                                 ---

W. K. Hall                        37,515,913                      436,382                                 -0-
                                  ----------                      -------                                 ---

R. K. Jaedicke                    37,480,773                      471,522                                 -0-
                                  ----------                      -------                                 ---

D. M. Steuert                     37,383,225                      569,070                                 -0-
                                  ----------                      -------                                 ---

B) Ratification of the Board of Directors' appointment of Ernst & Young LLP as independent auditors:

    For:   37,685,399      Against: 151,229   Abstain: 115,667    Broker Nonvotes:  -0-
           ----------               -------            -------                      ---

Item 6.  Exhibits and Reports on Form 8-K

        a) Exhibits

           Table                                                                                          Exhibit
           Item No.                   Exhibit Description                                                 Number
           ------------------------------------------------------------------------------------------------------
              10                      Material Contracts
                                      10.(iii)(A) Management contracts, compensatory
                                      plans or arrangements

                                      Form of Restricted Stock Agreement between the                        10.1
                                      Company and Non employee Directors providing for
                                      payment of part of Directors' compensation for
                                      service on the Board of Directors in Company Stock

                                      1999 GenCorp Key Employee Retention Plan                              10.2
                                      providing for payment of up to two
                                      annual cash retention payments to Eligible
                                      Employees who satisfactorily continue
                                      their employment with GenCorp, attain
                                      specified performance objectives
                                      (including the spin-off of the GenCorp
                                      Performance Chemicals and Decorative and
                                      Building Products Divisions), and meet all
                                      plan provisions. To date, 14 key employees
                                      have received Key Employee Retention
                                      Letter Agreements pursuant to the Plan,
                                      providing for individual total retention
                                      payments ranging from $75,000 to $800,000.

              27                      Financial Data Schedule                                               27
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




                                GENCORP INC.



Date     April 12, 1999         By  /s/ Michael E. Hicks
       ----------------             --------------------------------------------
                                    M. E. Hicks
                                    Senior Vice President and Chief Financial
                                       Officer




Date     April 12, 1999         By  /s/ William R. Phillips
       ----------------             -------------------------------------------
                                    W. R. Phillips
                                    Senior Vice President, Law; General Counsel