Form 10-Q
period 1999-05-31
GENCORP INC
filed 1999-07-13
CIK 40888

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549




                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   For the quarter ended May 31, 1999                                  Commission File Number 1-1520
                         ------------                                                         ------


                                                 GenCorp Inc.
                                                 ------------
                            (Exact name of registrant as specified in its charter)


             Ohio                                                                      34-0244000
   ------------------------                                   ------------------------------------
   (State of incorporation)                                   (I.R.S. Employer Identification No.)


                                175 Ghent Road Fairlawn, Ohio            44333-3300
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

At June 30, 1999, there were 41,817,650 outstanding shares of GenCorp Inc.'s Common Stock, par value $.10.

GENCORP INC.

Table of Contents

Part I. Financial Information                                                                             Page No.
                                                                                                          --------
      Item 1. Financial Statements

             Condensed Consolidated Statements of Income -
                   Three Months and Six Months Ended May 31, 1999 and 1998                                  -3-

             Condensed Consolidated Balance Sheets -
                   May 31, 1999 and November 30, 1998                                                       -4-

             Condensed Consolidated Statements of Cash Flows -
                   Six Months Ended May 31, 1999 and 1998                                                   -5-

             Notes to the Unaudited Condensed Consolidated
                   Financial Statements                                                                     -6-

      Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                         -14-

      Item 3. Quantitative and Qualitative Disclosures About Market Risk                                   -18-

Part II. Other Information

      Item 1. Legal Proceedings                                                                            -19-

      Item 6. Exhibits and Reports on Form 8-K                                                             -20-

Signatures                                                                                                 -21-

PART I. FINANCIAL INFORMATION

                                  GENCORP INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in millions, except per share data)
                                   (Unaudited)


                                                                    Three Months Ended                 Six Months Ended
                                                               -------------------------------   -------------------------------
                                                                    May 31,         May 31,            May 31,        May 31,
                                                                      1999            1998               1999           1998
                                                               -------------------------------   -------------------------------

NET SALES                                                           $  514.9       $ 431.9            $  954.5      $  797.4

COSTS AND EXPENSES
Cost of products sold                                                  401.3         339.5               742.5         630.1
Selling, general and administrative                                     44.2          37.2                90.3          74.2
Depreciation                                                            18.5          16.0                36.2          31.7
Interest expense                                                         5.5           3.1                10.9           5.2
Other (income) and expense, net                                          2.3            .7                 2.0           (.6)
Unusual items, net (income)                                            (12.0)          (.2)              (11.5)          (.2)
                                                                    --------       -------            --------      --------
                                                                       459.8         396.3               870.4         740.4
                                                                    --------       -------            --------      --------
INCOME BEFORE INCOME TAXES                                              55.1          35.6                84.1          57.0
Income tax provision                                                    22.6          14.2                34.4          22.8
                                                                    --------       -------            --------      --------

NET INCOME                                                          $   32.5       $  21.4            $   49.7      $   34.2
                                                                    ========       =======            ========      ========

EARNINGS PER SHARE OF COMMON STOCK
Basic                                                               $    .78       $   .51            $   1.19      $   .83
Diluted                                                             $    .77       $   .51            $   1.18      $   .81

CASH DIVIDENDS PAID PER SHARE OF COMMON STOCK                       $    .15       $   .15            $    .30      $   .30


     See notes to the unaudited condensed consolidated financial statements.

                                  GENCORP INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollars in millions)
                                   (Unaudited)

                                                                                                 May 31,         November 30,
                                                                                                    1999                1998
                                                                                         ------------------------------------
CURRENT ASSETS:
Cash and equivalents                                                                          $     21.1          $     28.6
Accounts receivable                                                                                267.1               275.7
Inventories                                                                                        180.5               165.3
Prepaid expenses and other                                                                          54.6                59.1
                                                                                              ----------          ----------
TOTAL CURRENT ASSETS                                                                               523.3               528.7

Recoverable from U.S. Government and third parties for
    environmental remediation                                                                      144.7               149.3
Deferred income taxes                                                                              137.4               136.9
Prepaid pension                                                                                    145.7               127.4
Investments and other assets                                                                       307.1               301.4

Property, plant and equipment:
    At cost                                                                                      1,215.2             1,238.3
    Accumulated depreciation                                                                      (720.6)             (738.6)
                                                                                              ----------          ----------
       Net property, plant and equipment                                                           494.6               499.7
                                                                                              ----------          ----------
TOTAL ASSETS                                                                                  $  1,752.8          $  1,743.4
                                                                                              ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Notes payable                                                                                 $     61.2          $     14.4
Accounts payable - trade                                                                            85.5               118.7
Income taxes                                                                                        47.6                34.0
Other current liabilities                                                                          262.1               263.2
                                                                                              ----------          ----------
TOTAL CURRENT LIABILITIES                                                                          456.4               430.3

Long-term debt                                                                                     310.9               356.2
Postretirement benefits other than pensions                                                        311.8               318.4
Environmental reserves                                                                             243.5               245.7
Other liabilities                                                                                   52.2                49.3

SHAREHOLDERS' EQUITY
Preference stock - (none outstanding)                                                                  -                   -
Common stock - $0.10 par value; 41.8 million shares outstanding                                      4.2                 4.2
Other capital                                                                                      155.2               150.8
Retained earnings                                                                                  235.3               198.1
Accumulated other comprehensive loss                                                               (16.7)               (9.6)
                                                                                              ----------          ----------
TOTAL SHAREHOLDERS' EQUITY                                                                         378.0               343.5
                                                                                              ----------          ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                    $  1,752.8          $  1,743.4
                                                                                              ==========          ==========


    See notes to the unaudited condensed consolidated financial statements.

                                  GENCORP INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)

                                                                                                    Six Months Ended
                                                                                                         May 31,
                                                                                                1999                   1998
                                                                                             ------------------------------
OPERATING ACTIVITIES
Net income                                                                                   $  49.7               $   34.2
Unusual items                                                                                    4.2                    (.2)
Gain on sale of business                                                                       (15.7)                     -
Depreciation, amortization and gain/loss on disposal of fixed assets                            37.4                   33.3
Deferred income taxes                                                                            (.5)                   (.5)
Changes in operating assets and liabilities net of effects of acquisitions and dispositions of businesses:
     Current assets                                                                            (21.2)                  23.5
     Current liabilities                                                                       (18.5)                 (32.0)
     Other non-current assets                                                                   (3.6)                  (4.6)
     Other non-current liabilities                                                             (14.7)                 (19.6)
                                                                                             -------               --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                       17.1                   34.1
                                                                                             -------               --------

INVESTING ACTIVITIES
Capital expenditures                                                                           (46.7)                 (32.9)
Proceeds from asset dispositions                                                                52.8                   15.3
Acquisitions                                                                                   (11.0)                 (73.8)
Investments and other; net                                                                         -                    (.2)
                                                                                             --------              --------
NET CASH USED IN INVESTING ACTIVITIES                                                           (4.9)                 (91.6)
                                                                                             -------               --------

FINANCING ACTIVITIES
Long-term debt incurred                                                                         50.0                  120.0
Long-term debt paid                                                                            (95.3)                 (61.6)
Net short-term debt incurred                                                                    40.8                   10.4
Dividends                                                                                      (12.5)                 (12.4)
Other equity transactions                                                                       (2.7)                   3.9
                                                                                             -------               --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                            (19.7)                  60.3
                                                                                             -------               --------

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                                                 (7.5)                   2.8
Cash and equivalents at beginning of year                                                       28.6                   18.4
                                                                                             -------               --------
Cash and equivalents at end of period                                                        $  21.1               $   21.2
                                                                                             =======               ========

SUPPLEMENTAL DATA (CASH PAID):
Interest                                                                                     $  11.5               $    4.9
Income taxes                                                                                 $  19.4               $    8.6

     See notes to the unaudited condensed consolidated financial statements.

                                  GENCORP INC.
                  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                     FINANCIAL STATEMENTS AS OF MAY 31, 1999

Note A - Basis of Presentation
------------------------------

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included or incorporated by reference in the GenCorp Inc. (Company) Annual Report on Form 10-K for the fiscal year ended November 30, 1998.

    All normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the six months ended May 31, 1999 and 1998, have been reflected. The results of operations for the six months ended May 31, 1999, are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

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

Note B - Earnings Per Share
---------------------------

    The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in millions, except per share amounts                                    Three Months Ended         Six Months Ended
and shares in thousands)                                                               May 31,                     May 31,
                                                                                 1999             1998       1999           1998
                                                                               -----------------------    ----------------------
Numerator
---------
Net income                                                                     $   32.5      $    21.4    $   49.7     $    34.2
                                                                               ========      =========    ========     =========

Denominator
-----------
Denominator for basic earnings per share -
weighted average shares                                                          41,748         41,482      41,658        41,416

Effect of dilutive securities:
     Employee stock options                                                         437            715         435           635
     Other                                                                           15             13          15            13
                                                                               --------      ---------     -------     ---------
Dilutive potential common shares                                                    452            728         450           648
                                                                               --------      ---------     -------     ---------

Denominator for diluted earnings per share -
adjusted weighted average shares and assumed conversions                         42,200         42,210      42,108        42,064
                                                                               ========       ========   =========      ========

Earnings Per Share Of Common Stock
----------------------------------

Basic                                                                          $    .78       $    .51    $   1.19      $    .83
                                                                               ========       ========    ========      ========
Diluted                                                                        $    .77       $    .51    $   1.18      $    .81
                                                                               ========       ========    ========      ========

Note C - Comprehensive Income
-----------------------------

    As of December 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which established standards for reporting and displaying comprehensive income and its components in the financial statements. The adoption of SFAS 130 had no impact on the Company's net income or shareholders' equity. SFAS 130 requires that cumulative translation adjustments and minimum pension liability adjustments and changes thereto be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

    The components of total comprehensive income were as follows:

(Dollars in millions)                                                             Three Months Ended         Six Months Ended
                                                                                         May 31,                  May 31,
                                                                                   1999           1998         1999        1998
                                                                               -----------------------    ---------------------
Net income                                                                     $   32.5      $    21.4    $    49.7    $   34.2
Adjustments
    Foreign currency translation effect                                            (4.0)            .8         (7.1)       (2.0)
                                                                               --------      ---------     --------    --------
Total comprehensive income                                                     $   28.5      $    22.2     $   42.6    $   32.2
                                                                               ========      =========     ========    ========

Note D - Acquisitions, Divestitures and Other Matters
-----------------------------------------------------

Acquisitions

    On April 27, 1999, the Company acquired the global latex floor care business of Morton International Inc. for $8 million.

    On December 2, 1998, the Company acquired the U.S. acrylic emulsion polymers business of PolymerLatex, located in Fitchburg, Massachusetts, for $9 million, consisting of cash of $3 million and a note payable of $6 million due December 1, 1999.

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

    All of the above acquisitions were accounted for using the purchase method and were included in the results of operations for the Company from the respective dates of acquisition.

Divestitures

    On May 10, 1999, the Company sold its Penn Racquet Sports division (Penn) to HTM Sports-und Freizeitgerate AG, an Austrian company and HTM USA Holdings Inc., for an aggregate consideration of approximately $42.4 million. The Company recognized a pre-tax gain of $15.7 million on this transaction.

    On December 14, 1998, the Company sold its residential wallcovering business to Blue Mountain Wallcoverings, Inc. for an aggregate consideration of approximately $9 million. The loss on the sale of this business which was recorded in the second quarter of 1998 was $8 million and was subsequently adjusted to $3.4 million in the fourth quarter of 1998.

-----------------------------------------------------------------

Other Matters

    On December 17, 1998, the Company announced a plan to spin off its Performance Chemicals and Decorative & Building Products businesses to GenCorp shareholders. In a press release dated July 7, 1999 GenCorp announced that it received an Internal Revenue Service ruling that its planned spin-off will be a tax-free transaction. The Company plans to spin off these polymer products businesses into a separate, publicly traded company named OMNOVA Solutions Inc. Following the spin-off, GenCorp would continue to operate Aerojet, its aerospace, defense and fine chemicals segment, and its automotive Vehicle Sealing business unit. The planned spin-off is contingent on shareholder approval as well as market conditions at the time of the proposed spin-off. Shareholders of record as of June 30, 1999 will be asked to approve the spin-off plan and various changes to GenCorp's articles of incorporation and code of regulations, along with new long-term incentive plans for GenCorp and OMNOVA Solutions at a special shareholders meeting set for August 18, 1999. Information regarding proposals to be acted on at the special meeting is set forth in GenCorp's proxy statement dated July 2, 1999.

Note E - Unusual Items
----------------------

    During the first six months of fiscal 1999, the Company had unusual items resulting in income of $11.5 million. These unusual items primarily included the $15.7 million gain recognized on the divestiture of Penn offset by expenses of $3.7 million related to the planned spin-off of the Decorative & Building Products and Performance Chemicals business units into a separate publicly traded company. These expenses included professional services such as audit, actuarial and legal fees and severance.

    During the first six months of fiscal 1998, the Company incurred unusual items which included charges of $12.6 million primarily related to exiting the plastic extrusions appliance gasket and residential wallcovering businesses offset by a gain of $12.8 million from the sale of surplus land in Nevada by Aerojet.

Note F - Inventories
--------------------

    Inventories are stated at the lower of cost or market value. A portion of the inventories is priced by use of the last-in, first-out (LIFO) method using various dollar value pools. Interim LIFO determinations involve management's judgments of expected year-end inventory levels. Components of inventory are as follows:

          (Dollars in millions)                                                                 May 31,          November 30,
                                                                                                 1999                  1998
                                                                                          ----------------------------------
           Raw materials and supplies                                                         $    47.7             $   48.0
           Work-in-process                                                                          8.4                  8.5
           Finished products                                                                       66.0                 74.6
                                                                                              ---------             --------
               Approximate replacement cost of inventories                                        122.1                131.1
           Reserves, primarily LIFO                                                               (34.4)               (40.2)
           Long-term contracts at average cost                                                    265.4                276.2
           Progress payments                                                                     (172.6)              (201.8)
                            -                                                                 ---------             --------
                                                                                              $   180.5             $  165.3
                                                                                              =========             ========

Note G - Long-term Debt and Credit Lines
----------------------------------------

    The Company has a five-year unsecured $400 million revolving credit facility (Facility) which expires in May 2001. As of May 31, 1999, unused and available revolving lines of credit totaled $90 million. The Company pays a variable commitment fee, which was 1/5 of one percent, on the unused balance. Interest rates are variable, primarily based on LIBOR, and were at an average rate of 5.5 percent at May 31, 1999. The Facility contains various debt restrictions and provisions relating to net worth, interest coverage and debt to earnings before interest, taxes, depreciation and amortization (Debt/EBITDA) ratios. As of May 31, 1999, the Company was required to maintain consolidated net worth of at least $192 million.

    On May 10, 1999, the Company paid down and cancelled the $75 million revolving credit facility used for the purchase of certain assets of Sequa Chemicals, the specialty chemicals unit of Sequa Corporation.

    At May 31, 1999, the Company had unsecured, uncommitted lines of credit with several banks for short-term borrowings aggregating $101 million, of which $55 million was outstanding. Interest rates for these lines of credit are variable and were at an average rate of 5.4 percent on May 31, 1999. Borrowings under such lines are payable on demand. The Company also had outstanding letters of credit totaling $21 million at May 31, 1999.

Note H - Contingencies
----------------------

Spin-off Related Matters
------------------------

    On March 22, 1999, the Company announced a Voluntary Enhanced Retirement Program (VERP) and an Enhanced Involuntary Separation Pay Plan (EISP) which are associated with and contingent upon completion of the Company's plan to spin off its Performance Chemicals and Decorative & Building Products divisions as a separate publicly traded company.

    The VERP offers enhanced retirement benefits to eligible salaried employees within a number of corporate facilities and divisional headquarters. The majority of the related benefits will be paid from the Company's defined benefit pension and retiree health care plans. The maximum estimated cost of the VERP and EISP could range up to $8 million. The actual cost of both the VERP and the EISP plans will be reflected in the financial statements after the total number of participants is known and the spin-off has occurred.

    In January 1999, the Company's Board of Directors approved the 1999 GenCorp Key Employee Retention Plan. The plan provided for the issuance of retention agreements to selected key employees with a total maximum payout of up to $3 million that will be payable between 2000 and 2001. Through the six month period ended May 31, 1999, $0.5 million has been expensed.

Environmental Matters
---------------------

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

----------------------

    Aerojet has substantially completed its efforts under the Decree to determine the nature and extent of contamination at the facility. Preliminarily, Aerojet has identified the technologies that will likely be used to remediate the site and estimated costs using generic remedial costs from databases of Superfund remediation costs. Over the next several years, Aerojet will conduct feasibility studies to refine technical approaches and costs to remediate the site. The remediation costs are principally for design, construction, enhancement and operation of groundwater and soil treatment facilities, ongoing project management and regulatory oversight, and are expected to be incurred over a period of approximately 15 years. Aerojet is also addressing groundwater contamination off of its facility through the development of an Operable Unit Feasibility Study. This Study is scheduled to be completed and submitted as a draft to the governmental oversight agencies in December 1999. The Study will enumerate various remedial alternatives by which offsite groundwater can be addressed. It will be subject to both governmental agency and public review and comment before being approved for implementation.

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

    Aerojet's investigation demonstrated that the groundwater contamination by volatile organic compounds (VOC) is principally upgradient of Aerojet's property and that lower concentrations of VOC contaminants are present in the soils of Aerojet's presently and historically owned properties. The EPA contends that Aerojet is one of the four largest sources of VOC groundwater contamination at the BPOU of the nineteen PRPs identified by the EPA. Aerojet contests the EPA's position regarding the source of contamination and the number of responsible PRPs. Aerojet is participating in a Steering Committee comprised of nineteen of the PRPs.

    The ROD and Special Notice letters issued by the EPA require groundwater remediation for the BPOU, initially estimated to cost $47 million in non-recurring costs and $4 million to $5 million in annual operating expense. Aerojet, as part of the Steering Committee, is participating in an effort to develop an alternative "Watermaster" plan in which certain water supply entities would integrate the remedial requirements into a water supply project. If implemented, the Watermaster plan approach would allow the project to be eligible for federal funding for 25 percent of the non-recurring costs and additional funding from water supply entities receiving benefit from the project, thus reducing the PRPs' costs. The Steering Committee has begun negotiations with the Watermaster over a total settlement to fund an EPA-approved remedy. Aerojet filed a Good Faith Offer with the EPA on Friday, July 2, 1999.

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

    In a separate action, Aerojet and Cordova won indemnification for the Muskegon site investigation and remediation costs from the State of Michigan in the state Court of Claims. The Michigan Court of Appeals affirmed on appeal, and the Michigan Supreme Court refused to hear the case. Further, the Michigan Supreme Court also denied the State's motion for reconsideration. As a result, the Company believes that most of the $50 million to $100 million in anticipated remediation costs will be paid by the State of Michigan and the former owner/operator of the site. A settlement agreement with the State of Michigan, related to the proposed consent decree discussed above, is also being finalized and will be implemented contingent on the EPA consent decree being approved. In addition, Aerojet believes it has insurance coverage for the site.

----------------------

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

    At May 31, 1999, Aerojet had total reserves of $236 million for costs to remediate the above sites and has recognized $160 million for probable future recoveries. These estimates are subject to change as work progresses, additional experience is gained and environmental standards are revised. Legal proceedings to obtain reimbursements of environmental costs from insurers are continuing.

Lawrence, Massachusetts

    The Company has studied remediation alternatives for its closed Lawrence, Massachusetts facility, which was contaminated with PCBs, and has begun site remediation and off-site disposal of debris. The Company has a reserve of $16 million for estimated decontamination and long-term operating and maintenance costs of this site. The reserve represents the Company's best estimate for the remaining remediation costs. Estimates of future remediation costs could range as high as $37 million depending on the results of future testing and the ultimate remediation alternatives undertaken at the site. The time frame for remediation is currently estimated to range from 5 to 10 years.

Other Sites
-----------

    The Company is also currently involved, together with other companies, in 34 other Superfund and non-superfund remediation sites. In many instances, the Company's liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company's involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company's experience, interim and final allocations of liability costs are generally made based on relative contributions of waste. Based on the Company's previous experience, its allocated share has frequently been minimal, and in many instances, has been less than 1 percent. The Company has reserves of approximately $19 million as of May 31, 1999 which it believes are sufficient to cover its best estimate of its share of the environmental remediation costs at these other sites. Also, the Company is seeking recovery of its costs from its insurers.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Condition
---------------------------------------

    Cash flow provided from operating activities for the first six months of fiscal 1999 was $17.1 million as compared to $34.1 million for 1998. The decrease in cash flow provided by operating activities primarily reflects a higher working capital requirement.

    For the first six months of 1999, $4.9 million was used for investing activities, including the acquisitions of the global latex floor care business of Morton International Inc. for $8 million and the U.S. acrylics emulsion business of PolymerLatex for $9 million, consisting of cash of $3 million and a note payable for $6 million, and capital expenditures of $46.7 million, offset by proceeds of $52.8 million primarily from the sale of the Penn Racquet Sports division (Penn) and the residential wallcovering business. This is compared to $91.6 million used for investing activities in the first six months of 1998, including the acquisition of The Goodyear Tire & Rubber Company's Calhoun, Georgia latex facility for $73.8 million and capital expenditures of $32.9 million, offset by proceeds of $15.3 million from asset dispositions.

    Financing activities used $19.7 million of cash during the six month period ended May 31, 1999. This primarily reflects dividend payments of $12.5 million and a net decrease in total debt of $4.5 million during this period. Cash flow provided by financing activities of $60.3 million in the first six months of 1998 reflected a $68.8 million net increase in debt, relating primarily to the acquisition of the Calhoun facility, offset by payments of $12.4 million in dividends.

Material Changes in Results of Operations
-----------------------------------------

     Sales totaled $514.9 million for the second quarter of 1999, an increase of 19 percent compared to $431.9 million during the second quarter of 1998, with all three business segments reflecting revenue increases. For the six months ended May 31, 1999, sales increased 20 percent to $954.5 million as compared to $797.4 million during the first six months of 1998.

    Segment operating profit totaled $66.6 million for the second quarter of 1999. Excluding unusual items, primarily the pre-tax gain of $15.7 million from the divestiture of Penn, segment operating profit for the current quarter improved 19 percent to $51.4 million versus $43.1 million for the second quarter of 1998. For the six months ended May 31, 1999, segment operating profit, excluding unusual items, increased to $89.4 million as compared to $72.7 million during last year's period, a 23 percent improvement.

    As part of a focused cost reduction program to prepare for the planned spin-off, GenCorp continued to decrease corporate overhead, reducing corporate expenses by $1.8 million for the second quarter of 1999 as compared to the second quarter of 1998. Also during the quarter, the Company incurred costs of $3.2 million for spin-off related activities and reflected a tax provision that was $0.6 million higher than normal because of certain spin-off costs that will not be deductible for income tax purposes.

     Earnings per share for the second quarter of 1999 improved to $0.77 per diluted share compared to $0.51 per diluted share during the second quarter of 1998. Earnings per share before unusual items, primarily the gain on sale of Penn and spin-off related costs, totaled $0.61 per diluted share during the quarter, an improvement of 20 percent over the second quarter of 1998. Net income in the second quarter of 1999 improved 52 percent to $32.5 million compared to second quarter 1998 net income of $21.4 million. For the six months ended May 31, 1999 net income improved 45 percent to $49.7 million as compared to net income of $34.2 million during the first six months of 1998.

------------------------------------------

    Net sales for the polymer products segment in the second quarter of 1999 increased 20 percent to $210.0 million compared to $174.9 million in the second quarter of 1998. Sales increased in both Decorative & Building Products and Performance Chemicals, primarily from sales attributable to acquisitions. Improved sales in European wallcovering, paper laminates, building systems, paper coatings and specialty chemicals led the increase. Operating profit for the polymer products businesses increased to $24.9 million for the second quarter of 1999 versus $23.5 million in the second quarter of 1998. Operating margins decreased to 11.9 percent in the second quarter of 1999 compared to 13.4 percent in the second quarter of 1998, due primarily to lower average unit selling prices across certain Performance Chemicals product lines, and increased new product development spending.

    Performance Chemicals completed the acquisition of Morton International's global latex floor care business, adding a complementary product line and customer base, and expanding presence in Europe and the Far East. The Morton products will be produced at Performance Chemicals' Fitchburg, Massachusetts; Chester, South Carolina; and Greensboro, North Carolina plants.

    Within the Decorative & Building Products business unit, performance improvement for the Building Systems (roofing) sector continued in the second quarter with a 20 percent increase in sales. Sales were also up by 30 percent in the first half of 1999 within Coated Fabrics' residential upholstery business.

    In early May, the Company divested Penn and recognized a pre-tax gain of $15.7 million on the transaction. Sales and operating profit of Penn for the second quarter of 1999 were $14.1 million and $1.4 million, respectively.

    Vehicle Sealing's sales improved 23 percent to $123.3 million in the second quarter of 1999, versus $100.6 million in the second quarter of 1998. The sales gain was due to higher volumes in North America on the General Motors C/K pickup and Grand AM and the Ford Explorer platforms.

    Vehicle Sealing's operating profit rose 58 percent, to $9.3 million in the second quarter of 1999 as compared to $5.9 million for the second quarter of 1998. Operating profit margins improved to 7.5 percent in the second quarter of 1999 compared to 5.9 percent in the second quarter of 1998 as a result of higher volumes, lower launch costs, improved operating efficiencies, and the absence of losses from the Plastic Extrusions division which was sold in 1998.

    At Aerojet, net sales increased 16 percent to $181.6 million in the second quarter of 1999 as compared to $156.4 million in the second quarter of 1998. Higher volumes in Fine Chemicals, the Space-Based Infrared System (SBIRS), Special Sensor Microwave Imager/Sounder (SSMIS) and Sense and Destroy Armor (SADARM) were partially offset by lower volumes on the Defense Support Program
(DSP) and Titan.

    Aerojet's operating profit for the second quarter of 1999 was $17.2 million, compared to $13.7 million in the second quarter of 1998. Operating margins improved during the quarter to 9.5 percent from 8.8 percent in the second quarter of 1998, due to higher Fine Chemicals volumes and contract performance in strategic and space propulsion. Aerojet's contract backlog at May 31, 1999 stood at $1.7 billion.

Environmental Matters
---------------------

    GenCorp's policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes a significant amount of resources and management attention to environmental matters and actively manages its ongoing processes to comply with extensive environmental laws and regulations. The Company is involved in the remediation of environmental conditions which resulted from generally accepted manufacturing and disposal practices in the 1950's and 1960's which were followed at certain GenCorp plants. In addition, the Company has been designated a potentially responsible party, with other companies, at sites undergoing investigation and remediation.

    The nature of environmental investigation and cleanup activities often makes it difficult to determine the timing and amount of any estimated future costs that may be required for remedial measures. However, the Company reviews these matters and accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and the amount of the liability (usually based upon proportionate sharing) can be reasonably estimated. The Company's Condensed Consolidated Balance Sheet at May 31, 1999 reflects accruals of $271 million and amounts recoverable of $160 million from the U.S. Government and other third parties for such costs.

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

    As part of this project, the Company has formally communicated with all of its significant suppliers, vendors and large customers to determine the extent to which the Company is vulnerable to those parties' failures to correct their own Year 2000 issues. As of May 31, 1999, the Company has received approximately 97 percent of the responses, and those responses generally indicate that these parties will be Year 2000 ready.

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

    The estimated cost for this project is projected to range between $5 million and $7 million, which is being funded through operating cash flows. The Company has spent approximately $4 million as of May 31, 1999 on this project and expects to spend the remaining budget by the end of the third quarter of 1999. Excluding recent acquisitions, the Company believes that approximately 95 percent of its systems are Year 2000 ready as of May 31, 1999 and it is in the control and monitoring phase of the project. Late 1998 acquisitions are approximately 60 percent complete and are targeted for completion by October 31, 1999.

    Based upon currently available information and considering the Company's diversified business base, decentralized systems and Year 2000 efforts, management believes that the most reasonably likely worst case scenario could result in minor short-term business interruptions. The Company has prepared contingency plans which include alternative sourcing to minimize any disruptions to its businesses resulting from a vendor or supplier not being Year 2000 ready. However, failure by the Company and/or vendors and customers to complete Year 2000 readiness work in a timely manner could have a material adverse effect on certain of the Company's operations. The Company's exposure could increase or its timetable for Year 2000 readiness could be delayed as a result of any new acquisitions.

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

Quantitative and Qualitative Disclosure About Market Risk
---------------------------------------------------------

    The Company is exposed to market risk from changes in interest rates on long-term debt obligations. The Company's policy is to manage its interest rate exposures through the use of a combination of fixed and variable rate debt. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. Substantially all of the Company's long-term debt of $310.9 million which matures in the year 2001 is variable and had an average variable interest rate of 5.5 percent at May 31, 1999. The Company's long-term debt bears interest at market rates and therefore, the carrying value approximates fair value.

    Although the Company conducts business in foreign countries, international operations were not material to the Company's consolidated financial position, results of operations or cash flows as of May 31, 1999. Additionally, foreign currency transaction gains and losses were not material to the Company's results of operations for the six months ended May 31, 1999. Accordingly, the Company should not be subject to material foreign currency exchange rate risk with respect to future costs or cash flows from its foreign subsidiaries. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. The Company is evaluating the future use of such financial instruments.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
-----------------------------------------------------------------

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosure About Market Risk."

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

    Information concerning legal proceedings, including proceedings relating to environmental matters, which appears in Note H beginning on page 9 of this report is incorporated herein by reference.

PUC Investigation
-----------------

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

In re: Proposition 65 Notices
-----------------------------

    Aerojet was served in February 1999 with a notice from a private party alleging that it had released chemicals into air and groundwater at and near its Azusa, California facility above state limits in violation of California's Proposition 65 and/or without filing sufficiently detailed public notifications as required by Proposition 65. Following collection and review of all of its Proposition 65 records, air release reports and groundwater reports, Aerojet believes it is in compliance with Proposition 65 and will vigorously defend a Proposition 65 lawsuit if such a lawsuit is initiated. On May 12, 1999, the U.S. District Court denied Aerojet's motion for judgment on the pleadings and remanded the case to State Court. However, the Court's Order does find that the private party's requested relief would interfere with Aerojet's ongoing CERCLA activities at the Sacramento facility.

McKinley, et al. v. GenCorp Inc., et al.
----------------------------------------

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

    The above lawsuit is apparently an outgrowth of three similar but unrelated "toxic tort" civil conspiracy cases brought in 14th Judicial District Court, Calcasieu Parish, Louisiana by the heirs of deceased former employees of two chemical plants in Lake Charles, Louisiana ROSS, ET UX. V. CONOCO, INC., ET AL. (Case No. 90-4837); LANDON, ET UX. V. CONOCO, INC., ET AL. (Case No. 97-7949); TOUSAINT, ET UX. V. INSURANCE CO. OF NORTH AMERICA, ET AL. (Case No. 92-6172). GenCorp was named as a "conspiring" co-defendant in all three cases, along with most of the same co-defendants in the MCKINLEY case.

-------------------------

McKinley, et al. v. GenCorp Inc., et al. (continued)
----------------------------------------

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

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

        a) Exhibits
           --------

             Table                                                                               Exhibit
            Item No.                                Exhibit Description                          Number
            --------------------------------------------------------------------------------------------

                27         Financial Data Schedule                                                 27
                           (Filed for EDGAR only)

        b) Reports on Form 8-K
           -------------------

            The Company filed a report on Form 8-K on July 7, 1999 incorporating its press release dated July 7, 1999 regarding receipt of a favorable IRS ruling for its planned spin-off of its Decorative & Building Products and Performance Chemicals businesses into a separate, publicly traded company named OMNOVA Solutions Inc.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                              GENCORP INC.


Date     July 12, 1999                                        By  /s/ M. E. Hicks
       ------------------------------------                       -------------------------------------------------
                                                                  M. E. Hicks
                                                                  Senior Vice President and Chief Financial Officer




Date     July 12, 1999                                        By  /s/ W. R. Phillips
       ------------------------------------                       -------------------------------------------------
                                                                  W. R. Phillips
                                                                  Senior Vice President, Law; General Counsel