Form 10-Q
period 1999-08-31
GENCORP INC
filed 1999-10-14
CIK 40888

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended  August 31, 1999             Commission File Number 1-1520
                      -----------------                                   ------

                                  GenCorp Inc.
                              --------------------
             (Exact name of registrant as specified in its charter)


         Ohio                                           34-0244000
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


          Highway 50 and Aerojet Road Rancho Cordova, California 95670
               (Address of principal executive offices) (Zip Code)


        Registrant's telephone number, including area code (916) 355-4000


                    175 Ghent Road Fairlawn, Ohio 44333-3300
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [X]   NO [ ]



As of September 30, 1999, there were 41,797,551 outstanding shares of GenCorp Inc.'s Common Stock, par value $0.10.

GENCORP INC.


Table of Contents

Part I. Financial Information                                                        Page No.
                                                                                     --------
     Item 1. Financial Statements

         Condensed Consolidated Statements of Income -
               Three Months and Nine Months Ended August 31, 1999 and 1998              -3-

         Condensed Consolidated Balance Sheets -
               August 31, 1999 and November 30, 1998                                    -4-

         Condensed Consolidated Statements of Cash Flows -
               Nine Months Ended August 31, 1999 and 1998                               -5-

         Notes to the Unaudited Condensed Consolidated
               Financial Statements as of August 31, 1999                               -6-

     Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                        -19-

     Item 3. Quantitative and Qualitative Disclosures About Market Risk                -23-

Part II. Other Information

     Item 1. Legal Proceedings                                                         -23-

     Item 6. Exhibits and Reports on Form 8-K                                          -25-

Signatures                                                                             -26-

PART I. FINANCIAL INFORMATION

                                  GENCORP INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (Dollars in millions)
                                   (Unaudited)


                                                     Three Months Ended         Nine Months Ended
                                                    ---------------------     ---------------------
                                                    Aug. 31,     Aug. 31,     Aug. 31,     Aug. 31,
                                                      1999         1998         1999         1998
                                                    --------     --------     --------     --------
NET SALES                                            $  256       $  284       $  816       $  759

COSTS AND EXPENSES
Cost of products sold                                   227          258          714          676
Selling, general and administrative                       3            6           12           16
Depreciation                                              9           11           32           33
Interest expense                                          1            2            2            4
Other (income) expense, net                              (3)          (1)          (3)          (1)
Unusual items                                            --           --           --           (9)
                                                     ------       ------       ------       ------
                                                        237          276          757          719
                                                     ------       ------       ------       ------
INCOME FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES                                             19            8           59           40
Income tax provision                                      8            3           24           16
                                                     ------       ------       ------       ------

INCOME FROM CONTINUING OPERATIONS                        11            5           35           24
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX           9           12           35           28
                                                     ------       ------       ------       ------
NET INCOME                                           $   20       $   17       $   70       $   52
                                                     ======       ======       ======       ======

EARNINGS PER SHARE OF COMMON STOCK
    Basic:
        Continuing operations                        $  .27       $  .12       $  .84       $  .57
        Discontinued operations                         .22          .30          .84          .67
                                                     ------       ------       ------       ------
           Total                                     $  .49       $  .42       $ 1.68       $ 1.24
                                                     ======       ======       ======       ======

    Diluted:
        Continuing operations                        $  .27       $  .11       $  .83       $  .57
        Discontinued operations                         .21          .30          .83          .65
                                                     ------       ------       ------       ------
           Total                                     $  .48       $  .41       $ 1.66       $ 1.22
                                                     ======       ======       ======       ======

CASH DIVIDENDS PAID PER SHARE OF COMMON STOCK        $  .15       $  .15       $  .45       $  .45


    See notes to the unaudited condensed consolidated financial statements.

                                  GENCORP INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in millions, except per share amounts)
                                   (Unaudited)

                                                                    August 31,   November 30,
                                                                       1999          1998
                                                                    ----------   ------------
CURRENT ASSETS:
Cash and equivalents                                                 $    21       $    24
Accounts receivable                                                      141           164
Inventories                                                              127           102
Prepaid expenses and other                                                45            48
Current assets of discontinued operations                                196           191
                                                                     -------       -------
TOTAL CURRENT ASSETS                                                     530           529

Recoverable from U.S. Government and third parties for
   environmental remediation                                             135           149
Deferred income taxes                                                    137           137
Prepaid pension                                                          152           127
Investments and other assets                                              65            65

Property, plant and equipment, net                                       318           296
Net other assets of discontinued operations                              418           412
                                                                     -------       -------
TOTAL ASSETS                                                         $ 1,755       $ 1,715
                                                                     =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY:
Notes payable                                                        $    52       $    14
Accounts payable - trade                                                  38            41
Income taxes payable                                                      46            34
Other current liabilities                                                222           242
Current liabilities of discontinued operations                            95            99
                                                                     -------       -------
TOTAL CURRENT LIABILITIES                                                453           430

Long-term debt                                                           341           356
Postretirement benefits other than pensions                              306           318
Environmental reserves                                                   231           244
Other liabilities                                                         30            23

SHAREHOLDERS' EQUITY
Preference stock - (none outstanding)                                     --            --
Common stock - $0.10 par value; 41.8 million shares outstanding            4             4
Other capital                                                            156           151
Retained earnings                                                        250           198
Accumulated other comprehensive loss                                     (16)           (9)
                                                                     -------       -------
TOTAL SHAREHOLDERS' EQUITY                                               394           344
                                                                     -------       -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 1,755       $ 1,715
                                                                     =======       =======


    See notes to the unaudited condensed consolidated financial statements.

                                  GENCORP INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                                      August 31,
                                                                                 1999         1998
                                                                                ------       ------
OPERATING ACTIVITIES
Income from continuing operations                                               $   35       $   24
Unusual items                                                                       --            4
Depreciation, amortization and gain on disposal of fixed assets                     32           20
Changes in operating assets and liabilities net of effects of acquisitions and dispositions of businesses:
   Current assets, net                                                               1           (3)
   Current liabilities, net                                                        (11)         (49)
   Other non-current assets, net                                                    (5)          (6)
   Other non-current liabilities, net                                              (18)         (15)
                                                                                ------       ------
NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS                                34          (25)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS                              20         (167)
                                                                                ------       ------
TOTAL CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                               54         (192)
                                                                                ------       ------

INVESTING ACTIVITIES
Capital expenditures                                                               (61)         (49)
Proceeds from asset dispositions                                                     1           19
                                                                                ------       ------
NET CASH USED IN INVESTING ACTIVITIES                                              (60)         (30)
                                                                                ------       ------

FINANCING ACTIVITIES
Long-term debt incurred                                                            100          310
Long-term debt paid                                                               (115)         (92)
Net short-term debt incurred                                                        38           18
Dividends                                                                          (18)         (19)
Other equity transactions                                                           (2)           4
                                                                                ------       ------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            3          221
                                                                                ------       ------

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                                     (3)          (1)
Cash and equivalents at beginning of period                                         24           17
                                                                                ------       ------
Cash and equivalents at end of period                                           $   21       $   16
                                                                                ======       ======

SUPPLEMENTAL DATA (CASH PAID FOR):
Interest                                                                        $   17       $    8
Income taxes                                                                    $   38       $   25


    See notes to the unaudited condensed consolidated financial statements.

                                  GENCORP INC.
                  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                   FINANCIAL STATEMENTS AS OF AUGUST 31, 1999

Note A - Basis of Presentation

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

   All normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the three and nine month periods ended August 31, 1999 and 1998, have been reflected. The results of operations for the nine months ended August 31, 1999, are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Certain reclassifications have been made to conform prior periods' data to the current presentation.

Note B - Discontinued Operations

   On December 17, 1998, the Company announced a plan to spin off its Performance Chemicals and Decorative & Building Products businesses (OMNOVA Solutions Inc.) to GenCorp shareholders as a separate, publicly traded company. During the third fiscal quarter of 1999, the Internal Revenue Service issued a favorable ruling that GenCorp's planned Spin-off would be a tax-free transaction. Shareholders voted to approve the transaction at a Special Shareholders' Meeting on September 8, 1999. GenCorp's Board of Directors gave final approval of the plan on September 17, 1999 and declared a dividend of one share of OMNOVA Solutions Inc. common stock for each share of GenCorp common stock held on the September 27, 1999 record date for the dividend. The dividend distribution was made on October 1, 1999. GenCorp continues to operate Aerojet, its existing aerospace, defense and fine chemicals segment, and its Vehicle Sealing segment.

   In conjunction with the Spin-off, the Company adopted a Voluntary Enhanced Retirement Program (VERP) and Enhanced Involuntary Separation Pay Plan (EISP). The VERP offers enhanced retirement benefits to eligible salaried employees within a number of corporate facilities and divisional headquarters. The majority of the related benefits will be paid from the Company's defined benefit pension and retiree health care plans. The maximum estimated cost of the VERP and EISP could range up to $9 million.

   On April 30, 1999, the Company sold its Penn Racquet Sports division (Penn) to HTM Sports-und Freizeitgerate AG, an Austrian company and HTM USA Holdings Inc., for aggregate consideration of approximately $42 million. The Company recognized a pre-tax gain of $16 million on this transaction.

   GenCorp has effectively disposed of its Polymer Products segment, and as a result of the Spin-off and sale of Penn, GenCorp's financial statements have been restated to present the results of operations, cash flows and financial position of the OMNOVA Solutions Inc. business and Penn as discontinued operations. Discontinued operations also include certain other operations of the Company's polymer products business which were previously sold and the expenses related to the Spin-off. Operating results for these discontinued operations were:

(Dollars in millions)                                           Three Months Ended           Nine Months Ended
                                                              ----------------------      ----------------------
                                                              Aug. 31,      Aug. 31,      Aug. 31,      Aug. 31,
                                                                1999          1998          1999          1998
                                                              --------      --------      --------      --------
NET SALES                                                     $    203      $    178      $    598      $    500
                                                              --------      --------      --------      --------

INCOME BEFORE INCOME TAXES                                          16            21            60            46

INCOME TAXES                                                         7             9            25            18
                                                              --------      --------      --------      --------

INCOME FROM DISCONTINUED OPERATIONS                           $      9      $     12      $     35      $     28
                                                              ========      ========      ========      ========

Note C - Earnings Per Share

   The following table sets forth the computation of basic an per share:


(Dollars in millions, except per share data
and shares in thousands)                                        Three Months Ended           Nine Months Ended
                                                              ----------------------      ----------------------
                                                              Aug. 31,      Aug. 31,      Aug. 31,      Aug. 31,
                                                                1999          1998          1999          1998
                                                              --------      --------      --------      --------
NUMERATOR
Income from continuing operations                             $     11      $      5      $     35      $     24
                                                              --------      --------      --------      --------
Income from discontinued operations                           $      9      $     12      $     35      $     28
                                                              --------      --------      --------      --------

DENOMINATOR
Denominator for basic earnings per share -
weighted average shares                                         41,826        41,527        41,712        41,450

Effect of dilutive securities:
    Employee stock options                                         549           558           464           608
    Other                                                           16            18            16            19
                                                              --------      --------      --------      --------
Dilutive potential common shares                                   565           576           480           627
                                                              --------      --------      --------      --------

Denominator for diluted earnings per share -
adjusted weighted average shares and assumed conversions        42,391        42,103        42,192        42,077

EARNINGS PER SHARE OF COMMON STOCK
    Basic:
        Continuing operations                                 $    .27      $    .12      $    .84      $    .57
        Discontinued operations                                    .22           .30           .84           .67
                                                              --------      --------      --------      --------
           Total                                              $    .49      $    .42      $   1.68      $   1.24
                                                              ========      ========      ========      ========

    Diluted:
        Continuing operations                                 $    .27      $    .11      $    .83      $    .57
        Discontinued operations                                    .21           .30           .83           .65
                                                              --------      --------      --------      --------
           Total                                              $    .48      $    .41      $   1.66      $   1.22
                                                              ========      ========      ========      ========

Note D - Comprehensive Income

   On December 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which established standards for reporting and displaying comprehensive income and its components in the financial statements. The adoption of SFAS 130 had no impact on the Company's net income or shareholders' equity. SFAS 130 requires that cumulative translation adjustments and minimum pension liability adjustments and changes thereto be included in other comprehensive income. Reclassifications have been made in prior period financial statements to conform to the requirements of SFAS 130.

   The components of total comprehensive income were as follows:

(Dollars in millions)                       Three Months Ended        Nine Months Ended
                                                 August 31,               August 31,
                                             1999        1998         1999         1998
                                            ------      ------       ------       ------
Income from continuing operations           $   11      $    5       $   35       $   24
Adjustments
   Foreign currency translation effect           1          (1)          (7)          (3)
                                            ------      ------       ------       ------
Total comprehensive income                  $   12      $    4       $   28       $   21
                                            ======      ======       ======       ======

Note E - Other Divestitures

   On June 30, 1998, the Company sold its plastic extrusions appliance gasket business to ILPEA, Inc. for an aggregate consideration of approximately $3 million.

Note F - Unusual Items

   During the first nine months of fiscal 1998, the Company incurred unusual items which included charges of $4 million primarily related to exiting the plastic extrusions appliance gasket business offset by a gain of $13 million from the sale of surplus land in Nevada by Aerojet.

Note G - Inventories

   Inventories are stated at the lower of cost or market value. A portion of the inventories is priced by use of the last-in, first-out (LIFO) method using various dollar value pools. Interim LIFO determinations involve management's estimates of expected year-end inventory levels. Components of inventory are as follows:

        (Dollars in millions)                               August 31,   November 30,
                                                               1999          1998
                                                            ----------   ------------
        Raw materials and supplies                          $     23       $     22
        Work-in-process                                            3              3
        Finished products                                         11              8
                                                            --------       --------
           Approximate replacement cost of inventories            37             33
        Reserves, primarily LIFO                                  (5)            (5)
                                                            --------       --------
                                                                  32             28

        Long-term contracts at average cost                      275            276
        Progress payments                                       (180)          (202)
                                                            --------       --------
           Sub-total long-term contract inventory                 95             74
                                                            --------       --------

                                                            $    127       $    102
                                                            ========       ========

Note H - Property, Plant and Equipment

        (Dollars in millions)                               August 31,   November 30,
                                                               1999          1998
                                                            ----------   ------------
        Land                                                $     32       $     33
        Buildings and improvements                               235            233
        Machinery and equipment                                  550            545
        Construction-in-progress                                  60             22
                                                            --------       --------
                                                                 877            833
        Accumulated depreciation                                (559)          (537)
                                                            --------       --------
                                                            $    318       $    296
                                                            ========       ========


Note I - Long-term Debt and Credit Lines

   On May 10, 1999, the Company paid down and cancelled the $75 million revolving credit facility used for the purchase of certain assets of Sequa Chemicals, the specialty chemicals unit of Sequa Corporation.

   The Company had a five-year unsecured $400 million revolving credit facility (Facility) which was paid off in connection with the Spin-off. As of August 31, 1999, unused and available revolving lines of credit totaled $60 million. The Company paid a variable commitment fee and interest rates were variable, primarily based on LIBOR. The Facility contained various debt covenants. As of August 31, 1999, the Company was required to maintain consolidated net worth of at least $192 million.

   As of August 31, 1999, the Company had unsecured, uncommitted lines of credit with several banks for short-term borrowings aggregating $101 million, of which $52 million was outstanding. In conjunction with the Spin-off, outstanding unsecured and uncommitted lines of credit were canceled.

   At August 31, 1999, outstanding letters of credit totaled $21 million of which $2 million was related to discontinued operations.

   In connection with the Spin-off, the Company executed a new five year, secured, $250 million Revolving Credit Facility Agreement (New Facility) which expires in 2004. Under the terms of the New Facility, the Company will pay a variable commitment fee. Interest rates are variable, primarily based on LIBOR, and the New Facility includes various covenants. On September 29, 1999, the Company borrowed $125 million under the New Facility.

   Prior to GenCorp's distribution of OMNOVA Solutions Inc. shares, OMNOVA Solutions Inc. paid a cash dividend of $200 million to GenCorp which amount was used to repay debt.

Note J - Contingencies

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

   All of the Special Notice PRP's are alleged to have contributed volatile organic compounds (VOC). Aerojet's investigation demonstrated that the groundwater contamination by VOC is principally upgradient of Aerojet's property and that lower concentrations of VOC contaminants are present in the soils of Aerojet's presently and historically owned properties. The EPA contends that Aerojet is one of the four largest sources of VOC groundwater contamination at the BPOU of the nineteen PRPs identified by the EPA. Aerojet contests the EPA's position regarding the source of contamination and the number of responsible PRPs. Aerojet is participating in a Steering Committee comprised of fourteen of the PRPs.

   Soon after the EPA issued Special Notice letters in May 1997, as a result of the development of more sensitive measuring methods, perchlorate was detected in wells in the BPOU. More recently, NDMA was also detected using newly developed measuring methods. Suspected sources of perchlorate include Aerojet's solid rocket development and manufacturing activities in the 1940s and 1950s, and military ordnance produced by a facility adjacent to the Aerojet facilities in the 1940s. NDMA is a suspected byproduct of liquid rocket fuel activities by Aerojet in the same time period. In addition, new regulatory standards for a chemical known as 1.4 dioxane requires additional treatment. Aerojet may be a minor contributor of this chemical. Aerojet is in the process of developing new low cost technologies for the treatment of perchlorate, NDMA and 1.4 dioxane.

   On September 10, 1999, eleven of the nineteen Special Notice PRP's, including Aerojet, submitted a Good Faith Offer to the EPA to implement an EPA-approved remedy, which was accepted by the agency as a basis for negotiating an Administrative Consent Order. The remedy as currently proposed would employ low cost treatment technologies being developed by Aerojet to treat perchlorate, NDMA, and 1.4 dioxane, as well as traditional treatment for VOC's. A discussion of Aerojet's efforts to estimate these costs is contained under the heading Aerojet's Reserve and Recovery Balances beginning at page 11 of this report and is incorporated herein by reference.

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

   In May 1997, the United States Court of Appeals for the Sixth Circuit issued an en banc decision reversing Aerojet's and the other PRP's liability under the CERCLA statute. Petitions for certiorari to the United States Supreme Court for its review of the appellate decision were filed on behalf of the State of Michigan and the EPA and were granted in December 1997. On June 8, 1998, the U.S. Supreme Court issued its opinion. The Court held that a parent corporation could be directly liable as an operator under CERCLA if it can be shown that the parent corporation operated the facility. The Supreme Court vacated the Sixth Circuit's 1997 ruling and remanded the case back to the U.S. District Court in Michigan for retrial. Aerojet does not expect that it will be found liable on remand. Aerojet has been involved in settlement discussions with the EPA and a proposed consent decree was filed with the District Court in July 1999. If approved by the District Court, Aerojet and Cordova will be dismissed.

   In a separate action, Aerojet and Cordova won indemnification for the Muskegon site investigation and remediation costs from the State of Michigan in the state Court of Claims. The Michigan Court of Appeals affirmed on appeal, and the Michigan Supreme Court refused to hear the case. Further, the Michigan Supreme Court also denied the State's motion for reconsideration. As a result, the Company believes that most of the $50 million to $100 million in anticipated remediation costs will be paid by the State of Michigan and the former owner/operator of the site. A settlement agreement with the State of Michigan, related to the proposed consent decree discussed above, has been finalized and will be implemented contingent on the EPA consent decree being approved. In addition, Aerojet settled with one of its two insurers in August 1999 for $4 million.

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

   During the quarter ended August 31, 1999, Aerojet entered into settlement agreements covering certain environmental claims with certain of its insurance carriers. Settlement proceeds of approximately $86.6 million were received in September 1999. Under the terms of its agreements with the United States Government, Aerojet is obliged to credit the government a portion of the insurance recoveries for past costs paid for by the government. The final amount of such reimbursement, and Aerojet's share of settlement proceeds cannot be estimated at this time; however, Aerojet believes the matter will be resolved, or at least become reasonably estimable, before the end of its current fiscal year.

   Prior to the end of its current fiscal year, Aerojet also believes it will have a reasonable basis for estimating the costs of addressing groundwater contamination off its Sacramento facility and its probable share of the San Gabriel Valley BPOU. Estimates regarding the Sacramento groundwater remediation will be based on the Sacramento Groundwater Operable Unit Feasibility Study and Aerojet's opinion as to which remedy will be approved by the EPA. Estimates regarding the San Gabriel Valley BPOU remediation will be based on the Good Faith Offer and Administrative Consent Order negotiations discussed above.

   As of August 31, 1999, Aerojet had total reserves of $226 million for costs to remediate the above sites and has recognized $150 million for probable future recoveries. These estimates are subject to change as work progresses, additional experience is gained and environmental standards are revised. In addition, legal proceedings to obtain reimbursements of environmental costs from insurers are continuing.

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

Other Sites

   The Company is also currently involved, together with other companies, in 29 other Superfund and non-superfund remediation sites. In many instances, the Company's liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company's involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company's experience, interim and final allocations of liability costs are generally made based on relative contributions of waste. Based on the Company's previous experience, its allocated share has frequently been minimal, and in many instances, has been less than 1 percent. The Company has reserves of approximately $15 million as of August 31, 1999 which it believes are sufficient to cover its best estimate of its share of the environmental remediation costs at these other sites. Also, the Company is seeking recovery of its costs from its insurers.

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

Other Legal Matters

Olin Corporation

   In August 1991, Olin Corporation (Olin) advised GenCorp that Olin believed GenCorp to be jointly and severally liable for certain Superfund remediation costs, estimated by Olin to be $70 million, associated with a former Olin manufacturing facility and waste disposal sites in Ashtabula County, Ohio. In 1993, GenCorp sought declaratory judgment in the United States District Court for the Northern District of Ohio that the Company is not responsible for environmental remediation costs. Olin counterclaimed seeking a judgment that GenCorp is jointly and severally liable for a share of remediation costs. In late 1995, the Court hearing on the issue of joint and several liability was completed, and in August 1996 the Court held hearings relative to allocation. At its request, in 1998, the Court received an additional briefing regarding the impact of the recent Best Foods Supreme Court decision which the Company believes definitively addresses many issues in this case in its favor. Another hearing relative to liability and allocation was held on January 11, 1999. The Court rendered its interim decision on liability on August 16, 1999, finding GenCorp 30% liable for remediation costs at "Big D Campground" landfill and 40% liable for remediation costs attributable to the Olin TDI facility with regard to the Fieldsbrook site. Subsequent trial phases will address damages, tentatively scheduled for spring 1999. GenCorp has filed a motion for reconsideration on issues of liability, or alternatively, permission to seek an interim appeal to the Sixth Circuit.

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

Note K - Subsequent Events

   Information regarding insurance settlement proceeds is contained at page 11 of this report and is incorporated herein by reference. Information regarding the Company's New Revolving Credit Facility Agreement is contained in Note I -- Long-term Debt and Credit Lines.

Note L - Unaudited Pro Forma Condensed Consolidated Financial Statements

   The following unaudited pro forma condensed consolidated balance sheet as of August 31, 1999 and the unaudited pro forma condensed consolidated statements of income for the three and nine month periods ended August 31, 1999 give effect to the Spin-off and the sale of Penn. The pro forma condensed consolidated balance sheet is presented as if the Spin-off had occurred on August 31, 1999, and the pro forma condensed consolidated statements of income are presented as if the Spin-off and the sale of Penn had occurred as of the beginning of the periods presented. The "GenCorp Restated" amounts show the effects on reported results of operations and the balance sheet of GenCorp assuming the Spin-off and the sale of Penn was consummated. As a result, OMNOVA Solutions Inc. and Penn are reported as discontinued operations. The "New GenCorp" amounts represent the estimated effect of the Spin-off on reported results of operations and the balance sheet of GenCorp including the transfer to OMNOVA Solutions of (1) prepaid pension assets and retiree benefit obligations; and (2) certain GenCorp corporate assets and liabilities; and reflects the receipt by GenCorp of a dividend from OMNOVA Solutions for $200 million and the application of the amount received by GenCorp to repay indebtedness.

   The unaudited pro forma condensed consolidated statements of income do not include nonrecurring items that are directly attributable to the Spin-off. These one-time costs are estimated at $13 million after tax and include investment banking, legal and professional fees, severance costs, retention bonuses for key employees, financing fees, relocation costs and expenses associated with a voluntary early retirement program.

   The pro forma information is presented for illustrative purposes only and may not be indicative of the results that would have been obtained had the Spin-off actually occurred on the dates assumed nor is it necessarily indicative of the future consolidated results of operations of GenCorp Inc.

   You should read the pro forma condensed unaudited financial statements in conjunction with the historical financial statements and the other related notes thereto included elsewhere in this Form 10-Q.

                                  GENCORP INC.
            UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)
                                 August 31, 1999


                                                               Historical
                                                   -------------------------------------
                                                                                                            Pro Forma
                                                                    Less                          ----------------------------
                                                                   OMNOVA       GenCorp            Additions             New
                                                   GenCorp       Solutions(1)   Restated          (Deductions)         GenCorp
                                                   -------       ------------   --------          ------------         -------
ASSETS:
CURRENT ASSETS:
Cash and equivalents                               $    27        $     6        $    21            $    --            $    21
Accounts receivable                                    254            113            141                 --                141
Inventories                                            190             63            127                 --                127
Prepaid expenses and other                              59             14             45                 --                 45
                                                   -------        -------        -------            -------            -------
TOTAL CURRENT ASSETS                                   530            196            334                 --                334
Recoverable from U.S. Government and third
parties for environmental remediation                  135             --            135                 --                135
Deferred income taxes                                  137             --            137                 --                137
Prepaid pension                                        152             --            152                (42)(2)            110
Investments and other assets                           310            245             65                 (1)(3)             64
Property, plant and equipment, net                     516            198            318                (13)(3)            305
                                                   -------        -------        -------            -------            -------
TOTAL ASSETS                                       $ 1,780        $   639        $ 1,141            $   (56)           $ 1,085
                                                   =======        =======        =======            =======            =======

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES
Notes payable                                      $    58        $     6        $    52            $    --            $    52
Accounts payable                                        92             54             38                 (3)(3)             35
Income taxes                                            48              2             46                 (5)(4)             40
                                                                                                         (1)(3)
Other current liabilities                              255             33            222                 (3)(2)            237
                                                                                                         18 (4)
                                                   -------        -------        -------            -------            -------
TOTAL CURRENT LIABILITIES                              453             95            358                  6                364
Long-term debt                                         341             --            341               (200)(5)            141

Postretirement benefits other than pensions            306             --            306                (51)(2)            255
Environmental reserves                                 233              2            231                 --                231
Other liabilities                                       53             23             30                (12)(3)             18
Total shareholders' equity                             394            519           (125)               201 (6)             76
                                                   -------        -------        -------            -------            -------
Total Liabilities and Shareholders' Equity         $ 1,780        $   639        $ 1,141            $   (56)           $ 1,085
                                                   =======        =======        =======            =======            =======


     See Notes to Unaudited Pro Forma Condensed Consolidated Balance Sheet
                             as of August 31, 1999.

                                  GENCORP INC.
                          NOTES TO UNAUDITED PRO FORMA
                      CONDENSED CONSOLIDATED BALANCE SHEET


(1) To eliminate the historical assets, liabilities and divisional equity of OMNOVA Solutions.

(2) To record the transfer of net pension assets and retiree medical obligations from GenCorp to OMNOVA Solutions. The estimated prepaid pension assets is attributable to the excess of pension assets over liabilities related to OMNOVA Solutions employees and retirees. The projected prepaid pension asset of $42 million and retiree medical benefit obligations of $54 million were actuarially determined based on OMNOVA Solutions active and retired participants in the plans and the actuarial assumptions used were consistent with assumptions previously used by GenCorp. The pension assets were split based on the requirements of Section 414(I) of the Internal Revenue Code as prescribed by the Pension Benefit Guaranty Corporation and other management considerations.

(3) To record the transfer of certain property, plant and equipment, primarily GenCorp's corporate headquarters, related liabilities and deferred income taxes to OMNOVA Solutions.

(4) To reflect the impact of one-time costs associated with the Spin-off. These costs include investment banking, legal and professional fees, severance costs, retention bonuses for key employees, financing fees, relocation costs and expenses associated with a voluntary early retirement program.

(5) Reflects the receipt by GenCorp of a dividend from OMNOVA Solutions for $200 million. The amount received by GenCorp was used to repay indebtedness.

(6) To record the effect on GenCorp equity related to the pro forma adjustments referred to in notes (2), (3), (4) and (5) above.


                                                                                (Dollars in millions)
                                                                                ---------------------
  Transfer of prepaid pension (2) .............................................        $ (42)
  Transfer of postretirement benefits other than pensions (2) .................           54
  Transfer of certain property, plant and equipment and related liabilities (3)            1
  One-time costs associated with Distribution (4) .............................          (18)
  Current income taxes related to (3 and 4) ...................................            6
  Receipt of dividend from OMNOVA Solutions (5) ...............................          200
                                                                                       -----
                                                                                       $ 201
                                                                                       =====

                                  GENCORP INC.
         UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
                       THREE MONTHS ENDED AUGUST 31, 1999

(Dollars in millions,
except per share amounts)                                   Historical                                              Pro Forma
                              ----------------------------------------------------------------------     -------------------------
                                                  Discontinued Operations (1)
                                         ------------------------------------------------
                                           OMNOVA                 Additions                 GenCorp       Additions          New
                              GenCorp    Solutions(2)  Penn(3)  (Deductions)     Subtotal   Restated     (Deductions)      GenCorp
                              -------    ------------  -------  ------------     --------   --------     ------------      -------
NET SALES                     $    459    $    203    $     --    $     --       $    203   $    256       $     --       $    256

COSTS AND EXPENSES
Cost of products sold              358         131          --          --            131        227              2 (5)        229
Selling, general and
administrative                      42          40          --          (1)(4)         39          3              1 (5)          2
                                                                                                                 (2)(6)
Depreciation                        17           8          --          --              8          9             --              9
Interest expense                     6           5          --          --              5          1              2 (7)          3
Other (income) expense, net         (1)          2          --          --              2         (3)            --             (3)
Unusual items                        2          --          (1)          3 (9)          2         --             --             --
                              --------    --------    --------    --------       --------   --------       --------       --------
                                   424         186          (1)          2            187        237              3            240
                              --------    --------    --------    --------       --------   --------       --------       --------
INCOME FROM CONTINUING
OPERATIONS BEFORE
INCOME TAXES                        35          17           1          (2)            16         19             (3)            16
Income taxes (benefit)              15           7          --          --              7          8             (1)(8)          7
                              --------    --------    --------    --------       --------   --------       --------       --------
INCOME FROM CONTINUING
OPERATIONS                          20    $     10    $      1    $     (2)      $      9         11             (2)             9
                                          ========    ========    ========       ========
INCOME FROM DISCONTINUED
OPERATIONS, NET OF TAX              --                                                             9             --              9
                              --------                                                      --------       --------       --------
NET INCOME                    $     20                                                      $     20       $     (2)      $     18
                              ========                                                      ========       ========       ========

EARNINGS PER SHARE OF
COMMON STOCK
   Basic:
     Continuing operations    $    .49                                                      $    .27                      $    .22
     Discontinued operations        --                                                           .22                           .22
                              --------                                                      --------                      --------
         Total                $    .49                                                      $    .49                      $    .44
                              ========                                                      ========                      ========
   Diluted:
     Continuing operations    $    .48                                                      $    .27                      $    .22
     Discontinued operations        --                                                           .21                           .21
                              --------                                                      --------                      --------
         Total                $    .48                                                      $    .48                      $     43
                              ========                                                      ========                      ========
WEIGHTED AVERAGE NUMBER
OF SHARES (IN THOUSANDS):
   Basic                        41,826                                                        41,826                        41,826
   Diluted                      42,391                                                        42,391                        42,391

  See Notes to Unaudited Pro Forma Condensed Consolidated Statements of Income
              for the Three and Nine Months Ended August 31, 1999.

                                  GENCORP INC.
         UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
                        NINE MONTHS ENDED AUGUST 31, 1999


(Dollars in millions,
except per share amounts)                                  Historical                                              Pro Forma
                              ----------------------------------------------------------------------      ------------------------
                                                     Discontinued Operations (1)
                                        ------------------------------------------------
                                           OMNOVA               Additions                   GenCorp         Additions       New
                              GenCorp   Solutions(2)  Penn(3)  (Deductions)     Subtotal    Restated      (Deductions)     GenCorp
                              -------   ------------  -------  ------------     --------    --------      ------------     -------
NET SALES                     $  1,414    $    570   $     28    $     --       $    598    $    816       $     --       $    816

COSTS AND EXPENSES
Cost of products sold            1,101         368         19          --            387         714              6 (5)        720
Selling, general and
administrative                     132         117          6          (3)(4)        120          12              3 (5)          9
                                                                                                                 (6)(6)
Depreciation                        53          20          1          --             21          32             --             32
Interest expense                    17          15         --          --             15           2              6 (7)          8
Other (income) expense, net          2           4          1          --              5          (3)            --             (3)
Unusual items                      (10)         --        (16)          6 (9)        (10)         --             --             --
                              --------    --------   --------    --------       --------    --------       --------       --------
                                 1,295         524         11           3            538         757              9            766
                              --------    --------   --------    --------       --------    --------       --------       --------
INCOME FROM CONTINUING
  OPERATIONS BEFORE
  INCOME TAXES                     119          46         17          (3)            60          59             (9)            50
Income taxes (benefit)              49          18          7          --             25          24             (3)(8)         21
                              --------    --------   --------    --------       --------    --------       --------       --------
INCOME FROM CONTINUING
  OPERATIONS                        70    $     28   $     10    $     (3)      $     35          35             (6)            29
                                          ========   ========    ========       ========
INCOME FROM DISCONTINUED
  OPERATIONS                        --                                                            35             --             35
                              --------                                                      --------       --------       --------
NET INCOME                    $     70                                                      $     70       $     (6)      $     64
                              ========                                                      ========       ========       ========

EARNINGS PER SHARE OF
  COMMON STOCK
    Basic:
      Continuing operations   $   1.68                                                      $    .84                      $    .70
      Discontinued operations       --                                                           .84                           .84
                              --------                                                      --------                      --------
        Total                 $   1.68                                                      $   1.68                      $   1.54
                              ========                                                      ========                      ========
    Diluted:
      Continuing operations   $   1.66                                                      $    .83                      $    .69
      Discontinued operations       --                                                           .83                           .83
                              --------                                                      --------                      --------
        Total                 $   1.66                                                      $   1.66                      $   1.52
                              ========                                                      ========                      ========
WEIGHTED AVERAGE NUMBER
  OF SHARES (IN THOUSANDS):
    Basic                       41,712                                                        41,712                        41,712
    Diluted                     42,192                                                        42,192                        42,192

  See Notes to Unaudited Pro Forma Condensed Consolidated Statements of Income
              for the Three and Nine Months Ended August 31, 1999.

                                  GENCORP INC.
               NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED
                              STATEMENTS OF INCOME
           For The Three and Nine Month Periods Ended August 31, 1999



Footnotes:

(1) The "Discontinued Operations" columns in the unaudited pro forma condensed consolidated statement of income represent the historical results of operations of the OMNOVA Solutions businesses, the Penn business plus the effects of certain adjustments, which are reasonable in the opinion of GenCorp's management, to properly present those results as discontinued operations. The OMNOVA Solutions and Penn businesses represent the historical Polymer Products business segment of GenCorp.

(2) To reclassify the historical results of operations of OMNOVA Solutions to discontinued operations.

(3) To reclassify the historical results of operations of Penn, which was sold on April 30, 1999, to discontinued operations.

(4) To adjust the historical results of OMNOVA Solutions for the allocated general corporate expenses that will be retained by GenCorp now that OMNOVA Solutions is reported as a discontinued operation.

(5) To record the increase in pension expense attributable to the transfer to OMNOVA Solutions of a portion of the excess of the defined benefit pension plans' assets over the related obligations for OMNOVA Solutions employees and retirees.

(6) To transfer corporate costs that will be assumed by OMNOVA Solutions as a result of the Spin-off. As a result of the Spin-off, these costs will no longer be incurred by GenCorp. This adjustment also includes the costs associated with the corporate assets transferred to OMNOVA Solutions from GenCorp.

(7) To adjust interest expense to the amount computed based on the debt retained by GenCorp after the receipt of a dividend from OMNOVA Solutions for $200 million and the application of the amount received to repay indebtedness. The interest rate was 5.9 percent for the nine and three periods ended August 31, 1999. The rate was primarily based on LIBOR plus a margin as specified in GenCorp's credit agreement. A quarter point change in the interest rate would result in a $.1 million and $.5 million change in interest expense for the three and nine month periods ended August 31, 1999, respectively.

(8) To record the estimated income taxes related to the pro forma adjustments referred to in notes (4), (5), (6) and (7) above at an estimated combined U.S. federal and state income tax rate of 40 percent.

(9) Reflects one-time costs associated with the Spin-off incurred during the three and nine months ended August 31, 1999. Costs include investment banking, legal and professional fees, severance costs, retention bonuses for key employees, relocation costs and expenses associated with a voluntary early retirement program.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Condition

   Cash flow provided by continuing operating activities for the first nine periods of fiscal 1999 was $34 million as compared to $(25) million for 1998. The increase in cash flow provided by continuing operating activities primarily reflects higher income, increased depreciation, lower working capital requirements and the timing of certain income tax payments.

   For the first nine months of 1999, $60 million was used in investing activities including capital expenditures of $61 million. This is compared to $30 million used for investing activities in the first nine months of 1998, including capital expenditures of $49 million, offset by proceeds of $19 million from asset dispositions.

   Financing activities provided $3 million of cash during the nine month period ended August 31, 1999. This primarily reflects dividend payments of $18 million and a net increase in total debt of $23 million during this period. Cash flow provided by financing activities of $221 million in the first nine months of 1998 reflected a $236 million net increase in debt. The net increase in debt was primarily due to acquisitions made for Polymer Products businesses which are now reported as discontinued operations.

Material Changes in Results of Operations

   Sales from continuing operations totaled $256 million for the third quarter of 1999, compared to $284 million during the third quarter of 1998. For the nine months ended August 31, 1999, sales from continuing businesses increased 8 percent to $816 million as compared to $759 million during the first nine months of 1998.

   Operating profit from continuing businesses totaled $22 million for the third quarter of 1999, an improvement of 69 percent versus $13 million for the third quarter of 1998. For the nine months ended August 31, 1999, operating profit from continuing businesses increased 46 percent to $70 million as compared to $48 million during last year's period.

   Corporate and other expenses were favorably impacted by a focused cost reduction program to prepare for the Spin-off, a reduction in retiree medical expense and an increase in pension income. Also during the quarter, the Company incurred costs of $3 million for Spin-off related activities and recorded a tax provision for certain Spin-off costs that will not be deductible for income tax purposes.

   Third quarter 1999 earnings from continuing businesses of $0.27 per diluted share compared to $0.11 per diluted share during the third quarter of 1998. For the nine month period ending August 31, 1999, earnings from continuing businesses were $0.83 per diluted share as compared to $0.57 per diluted share for the same period in 1998, an increase of 46 percent. With discontinued operations, earnings totaled $0.48 per diluted share during the quarter, compared to $0.41 per diluted share for the three months ended August 31, 1998.

   During the quarter, the Internal Revenue Service issued a favorable ruling that GenCorp's Spin-off would be a tax-free transaction. Shareholders voted to approve the transaction at a Special Shareholders' Meeting on September 8, 1999. GenCorp's Board of Directors gave final approval of the plan on September 17, 1999 and declared a dividend payable in one share of OMNOVA Solutions Inc. common stock for each share of GenCorp stock. The Spin-off was completed on October 1, 1999. After the Spin-off, GenCorp continues to operate Aerojet, its existing aerospace, defense and fine chemicals segment, and its Vehicle Sealing segment.

   Due to the completion of the Spin-off, OMNOVA Solutions Inc. will be reflected on a prospective basis as discontinued operations in the continuing historical financial statements of GenCorp.

Aerospace and Defense

   At Aerojet, net sales were $148.1 million in the third quarter of 1999 as compared to $205.4 million in the third quarter of 1998. The 1998 period included sales of a Special Sensor Microwave Imager/Sounder (SSMIS) unit and the final infrared sensor delivery for the Air Force's Defense Support Program
(DSP). Aerojet's operating profit for the third quarter of 1999 was $20.1 million, compared to $19.9 million in the third quarter of 1998. Operating margins improved during the quarter to 13.6 percent from 9.7 percent in the third quarter of 1998, due to contract mix and favorable performance award fees.

   Contract awards for the quarter totaled $168 million with contract backlog of $1.6 billion as of August 31, 1999. Awards for the nine month period ended August 31, 1999 totaled $468 million, an increase of 24 percent compared to $377 million for the same nine month period of 1998.

   During the third quarter of 1999, the Company announced that it is in preliminary discussions with another defense company regarding a possible joint venture with its Aerojet segment's propulsion operations in Sacramento. Information regarding these discussions is set forth in the Company's Report on Form 8-K filed with Commission on August 12, 1999 and is incorporated herein by reference.

Automotive

   Net sales from continuing businesses for the Vehicle Sealing segment improved 41 percent to $108.4 million in the third quarter of 1999, versus $76.9 million in the third quarter of 1998. The sales gain was due to higher volumes in North America on the General Motors C/K pickup, Ford Explorer and F-150 platforms. In addition, the 1998 period was adversely affected by a strike at General Motors. For the first nine months of 1999, Vehicle Sealing sales increased 33 percent to $335.5 million versus $252.1 million during the same period in 1998.

   Vehicle Sealing's operating profit totaled $2.2 million in the third quarter of 1999 as compared to a loss of $(6.4) million for the third quarter of 1998. Operating profit margins improved to 2.0 percent in the third quarter of 1999 compared to (8.3) percent in the third quarter of 1998, primarily due to the absence of the General Motors strike and lower product launch costs, partially offset by operating inefficiencies due to unprecedented levels of customer vehicle builds and higher scrap rates. For the first nine months of 1999, operating profit improved to $14.3 million versus $2.8 million for the first nine months of 1998. Vehicle Sealing's German subsidiary, Henniges, was profitable for the quarter and the nine months ended August 31, 1999.

Discontinued Operations

Polymer Products

   The OMNOVA and Penn businesses comprised GenCorp's polymer products reporting segment. The Penn businesses were sold during the second quarter of 1999. The OMNOVA Solutions businesses were disposed of through the Spin-off on October 1, 1999. Net sales from continuing businesses for the polymer products segment in the third quarter of 1999 increased 26 percent to $202.9 million compared to $160.8 million in the third quarter of 1998. Sales increased in both Decorative & Building Products and Performance Chemicals, primarily from sales attributable to acquisitions. Operating profit for the polymer products businesses declined to $21.6 million for the third quarter of 1999 versus $22.5 million in the third quarter of 1998. Operating margins declined to 10.6 percent in the third quarter of 1999 compared to 14.0 percent in the third quarter of 1998, due to product mix in Decorative & Building Products, lower average unit selling prices across certain Performance Chemicals product lines, higher raw material prices and increased new product development spending.

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

   The nature of environmental investigation and cleanup activities often makes it difficult to determine the timing and amount of any estimated future costs that may be required for remedial measures. However, the Company reviews these matters and accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and the amount of the liability (usually based upon proportionate sharing) can be reasonably estimated. The Company's Condensed Consolidated Balance Sheet as of August 31, 1999 reflects accruals of $257 million and amounts recoverable of $150 million from the U.S. Government and other third parties for such costs.

   The effect of resolution of environmental matters on results of operations cannot be predicted due to the uncertainty concerning both the amount and timing of future expenditures and future results of operations. However, management believes, on the basis of presently available information, that resolution of these matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company. The Company will continue its efforts to mitigate past and future costs through pursuit of claims for insurance coverage and continued investigation of new and more cost effective remediation alternatives and associated technologies. For additional discussion of environmental matters, refer to Note J- Contingencies.

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

   As part of this project, the Company has formally communicated with all of its significant suppliers, vendors and large customers to determine the extent to which the Company is vulnerable to those parties' failures to correct their own Year 2000 issues. As of August 31, 1999, the Company has received approximately 99 percent of the responses, and those responses generally indicate that these parties will be Year 2000 ready. All third parties with whom the Company has a material relationship have indicated that they will be Year 2000 compliant.

   The phases of the Year 2000 Compliance project for information technology are awareness, inventory and assessment, remediation, testing, implementation, and the last phase of control and monitoring. The Company has completed the awareness phase and inventory and assessment phase of its information technology systems. Both internal and external resources are being utilized to test the Company's software for Year 2000 readiness and, where necessary, the systems are being remediated through upgrading, replacement, or reprogramming. Also, the Company has completed an inventory and assessment of its non-information technology (embedded) systems, prioritizing the impact of each of these systems on the Company's ability to conduct its operations and, as necessary, obtaining vendor verification and/or remediation of those systems. The process of remediating, testing, and implementation will be an iterative process until all critical systems are Year 2000 ready. The Company believes that approximately 95 percent of its systems were Year 2000 ready as of August 31, 1999 and is in the control and monitoring phase of the project.

   The estimated cost for this project is projected to range between $1 million and $2 million, which is being funded through operating cash flows. The Company has spent approximately $1 million as of August 31, 1999 on this project and expects to spend the remaining budget by the end of the fourth quarter of fiscal 1999.

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

Quantitative and Qualitative Disclosure About Market Risk

   The Company is exposed to market risk from changes in interest rates on long-term debt obligations. The Company's policy is to manage its interest rate exposures through the use of a combination of fixed and variable rate debt. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. Substantially all of the Company's long-term debt of $341 million maturing in the year 2001 was variable and had an average variable interest rate of 5.9 percent as of August 31, 1999. The Company's long-term debt bears interest at market rates and therefore, the carrying value approximates fair value.

   Although the Company conducts business in foreign countries, international operations were not material to the Company's consolidated financial position, results of operations or cash flows as of August 31, 1999. Additionally, foreign currency transaction gains and losses were not material to the Company's results of operations for the nine months ended August 31, 1999. Accordingly, the Company should not be subject to material foreign currency exchange rate risk with respect to future costs or cash flows from its foreign subsidiaries. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. The Company is evaluating the future use of such financial instruments.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

   Information concerning legal proceedings, including proceedings relating to environmental matters, which appears in Note J beginning on page 9 of this report is incorporated herein by reference.

PUC Investigation

   Because of the recent "toxic tort" lawsuits which named California water purveyors as defendants, on March 12, 1998, the PUC announced a wide ranging investigation of drinking water quality in California. The PUC's General Counsel has publicly stated that he believes that under the California Constitution, the PUC's jurisdiction overrides that of the Courts in this area. Accordingly, Aerojet is also preparing to defend its interests before the PUC. Aerojet's intervention petition to allow Aerojet to participate in the PUC's proceedings has been granted. The PUC's investigation is expected to be completed by fall 1999, at which point the stays in the toxic tort cases (as discussed in the Company's 1998 annual report on Form 10-K) may be lifted.

   On September 1, 1999, the Court of Appeals (1st Appellate District) issued its opinion in the Santamaria case. The Court approved the PUC's exclusive jurisdiction over regulated water purveyors but concluded that the toxic tort cases could proceed against the industrial defendants and non-regulated water purveyors. Aerojet and the other non-PUC-regulated defendants will seek reconsideration and review by the California Supreme Court.

In re:  Proposition 65 Notices

   Aerojet was served in February 1999 with a notice from a private party alleging that it had released chemicals into air and groundwater at or near its Azusa, California facility above state limits in violation of California's Proposition 65 and/or without filing sufficiently detailed public notifications as required by Proposition 65. Following collection and review of all of its Proposition 65 records, air release reports and groundwater reports, Aerojet believes it is in compliance with Proposition 65 and will vigorously defend a Proposition 65 lawsuit if such a lawsuit is initiated.

   Aerojet was served in November and December 1997 with notices from a private group alleging that it had released chemicals into air and groundwater near its Sacramento facility above state limits in violation of California's Proposition
65. On June 4, 1998, Aerojet was served with a Proposition 65 lawsuit filed by the Communities For A Better Environment (CBE) in Sacramento Superior Court. The complaint alleges past and present violations of Proposition 65. Aerojet's insurance carriers have been notified on these claims. Aerojet plans a vigorous defense. On July 6, 1998, the case was removed to U.S. District Court based on that court's jurisdiction over the CERCLA Partial Consent Decree for the Sacramento site. Plaintiffs then moved to remand the case to the Sacramento Superior Court. The remand motion was denied by U.S. District Court in November 1998. On May 12, 1999, the U.S. District Court denied Aerojet's motion for judgement on the pleadings and remanded the case to State Court. (Communities for a Better Environment v. Aerojet, No. 98AS02741, Superior Court, Sacramento County). However, the Court's Order does find that CBE's requested relief would interfere with Aerojet's ongoing CERCLA activities at the Sacramento facility. Aerojet will seek dismissal of CBE's claims in State Court.

McKinley, et al. v. GenCorp Inc., et al.

   Following an "investigative" report published in the Houston Chronicle on November 29, 1998 (which was reprinted by other newspapers and may generate further media coverage), a "toxic tort" lawsuit was filed against 40 chemical companies and trade association co-defendants in Common Pleas Court for Ashtabula County, Ohio, Case No. 98CV00797. The complaint was filed by the heirs of a former production employee at GenCorp's former polyvinyl chloride ("PVC") resin facility in Ashtabula, Ohio and GenCorp was served on December 21, 1998. GenCorp, as the former employer, is alleged to have intentionally exposed the decedent to vinyl chloride ("VC"), a building block compound for PVC that is listed as a carcinogen by certain government agencies. The alleged exposure is claimed to have resulted in fatal liver damage. Plaintiffs also allege that all of the co-defendants engaged in a conspiracy to suppress information regarding the carcinogenic risk of VC to industry workers, despite the fact that OSHA has strictly regulated workplace exposure to VC since 1974. GenCorp has notified its insurers and will vigorously defend this and any future actions which may be generated.

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

   On or about August 25, 1999, GenCorp was served with a suit alleging conspiracy, manufacturers' liability, and related claims by a railyard worker for CSX Transportation in Cincinnati, Ohio. Wiefering, et al. V. Allied Chemical Corp., et al., Cuyahoga County C.P.CT., (Cleveland) Ohio, (Case No. 389385). Plaintiff alleges that he contracted "vinyl chloride disease" as a result of exposure to VC and PVC products shipped by GenCorp and other manufacturers through the CSX Cincinnati railyards.

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

Item 6.  Exhibits and Reports on Form 8-K

       a) Exhibits

           Table                                                                Exhibit
          Item No.                         Exhibit Description                  Number
          -----------------------------------------------------------------------------
              10      Material Contracts
                      (iii) (A) Management Contracts, Compensatory Plans or
                      Arrangements

                      Employment agreement dated May 6, 1999, between the        10.1
                      Company and Terry L. Hall (4 pages).

              27      Financial Data Schedule                                     27
                      (Filed for EDGAR only)

       b) Reports on Form 8-K

          On July 7, 1999, the Company filed an 8-K incorporating its press release dated July 7, 1999, announcing that it received an Internal Revenue Service ruling that its planned Spin-off will be a tax-free transaction. The company also announced its filing of a proxy statement with the Securities and Exchange Commission on Friday, July 2, 1999.

          On August 11, 1999, the Company filed an 8-K incorporating its press release dated August 11, 1999, announcing that third quarter earnings were expected to be 10% below current Wall Street consensus estimates.

          On August 12, 1999, the Company filed an 8-K incorporating its press release dated August 12, 1999, announcing that it is in preliminary discussions with another defense company regarding a possible joint venture with its Aerojet segment's propulsion operations in Sacramento, California.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        GENCORP INC.



Date      October 14, 1999              By /s/ T. L. Hall
     --------------------------            -------------------------------------
                                           T. L. Hall
                                           Senior Vice President and Chief
                                           Financial Officer; Treasurer
                                           (Principal Financial Officer)



Date      October 14, 1999              By /s/ W. R. Phillips
     --------------------------            -------------------------------------
                                           W. R. Phillips
                                           Senior Vice President, Law; General
                                           Counsel and Secretary (Duly
                                           Authorized Officer)

                                 EXHIBIT INDEX


Exhibit
Number                        Exhibit Description
-------   -----------------------------------------------------
          Material Contracts
          (iii) (A) Management Contracts, Compensatory Plans or
          Arrangements

10.1      Employment agreement dated May 6, 1999, between the
          Company and Terry L. Hall (4 pages).

27        Financial Data Schedule
          (Filed for EDGAR only)