Form 10-K405
period 1999-11-30
GENCORP INC
filed 2000-02-18
CIK 40888

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

For the fiscal year ended November 30, 1999        Commission File Number l-1520

                                  GENCORP INC.
             (Exact name of registrant as specified in its charter)

                     OHIO                                        34-0244000
           (State of Incorporation)                 (I.R.S. Employer Identification No.)

         HIGHWAY 50 AND AEROJET ROAD
          RANCHO CORDOVA, CALIFORNIA                               95670
   (Address of principal executive offices)                      (Zip Code)
               P.O. BOX 537012
            SACRAMENTO, CALIFORNIA                               95853-7012
              (Mailing Address)                                  (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (916) 355-4000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 2000, was $352,119,310.

     As of January 31, 2000, there were 41,865,301 outstanding shares of the Company's Common Stock, 10c par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 2000 Proxy Statement of GenCorp Inc. are incorporated into
Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  GENCORP INC.

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1999

                               TABLE OF CONTENTS

   ITEM
  NUMBER                                                                 PAGE
  ------                                                                 ----
                                      PART I
     1     Business....................................................     1
     2     Properties..................................................     4
     3     Legal Proceedings...........................................     6
     4     Submission of Matters to a Vote of Security Holders.........     9
           Executive Officers of the Registrant........................     9

                                     PART II
     5     Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................    12
     6     Selected Financial Data.....................................    12
     7     Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................    12
    7A     Quantitative and Qualitative Disclosures About Market
             Risk......................................................    17
     8     Consolidated Financial Statements and Supplementary Data....    17
     9     Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................    17

                                     PART III
    10     Directors and Executive Officers of the Registrant..........    45
    11     Executive Compensation......................................    45
    12     Security Ownership of Certain Beneficial Owners and
             Management................................................    45
    13     Certain Relationships and Related Transactions..............    45

                                     PART IV
    14     Exhibits, Financial Statement Schedules and Reports on Form
             8-K.......................................................    45
           Signatures..................................................    46
           Index to Financial Statements and Financial Statement
             Schedules.................................................  GC-1
           Exhibit Index...............................................     i

                                     PART I

ITEM 1.  BUSINESS

     GenCorp Inc. (hereinafter the "Company" or "GenCorp") was incorporated in Ohio in 1915 as The General Tire & Rubber Company. The Company's continuing operations are grouped into two business segments: its aerospace, defense and fine chemicals businesses, and its automotive vehicle sealing business. Aerojet-General Corporation ("Aerojet") plays a leading role in the development and production of space electronics and smart munitions, as well as solid and liquid rocket propulsion systems and related defense products and services. Aerojet Fine Chemicals LLC ("Fine Chemicals" or "AFC") supplies special intermediates and active pharmaceutical ingredients (APIs) primarily to commercial customers. The vehicle sealing business ("Vehicle Sealing") is a major automotive supplier, engaged in the development, manufacture and sale of highly engineered extruded and molded rubber sealing systems for vehicle bodies and windows for the automotive original equipment manufacturers.

     Earlier in the year, the Company completed a spin-off of its decorative & building products and performance chemicals businesses as a separate publicly traded company named OMNOVA Solutions Inc. The spin-off was approved by GenCorp shareholders at a special meeting on September 8, 1999 and by GenCorp's Board of Directors on September 17, 1999. The Board declared a dividend of one share of OMNOVA Solutions Inc. common stock for each share of GenCorp common stock held on the September 27, 1999 record date. The dividend distribution was made on October 1, 1999.

     The OMNOVA businesses and the Penn Racquet Sports division, which was sold in the second quarter of 1999, are now reflected as discontinued operations in GenCorp's historical financial statements.

     GenCorp's largest business, Aerojet, was founded in 1942 by Dr. Theodore Von Karman and initially produced Jet Assisted Take Off (JATO) rockets for military aircraft. General Tire & Rubber, GenCorp's predecessor, became Aerojet's major investor. In the 1950's and 1960's, Aerojet expanded its product line to include launch vehicle and spacecraft propulsion. Since the 1960's, Aerojet has broadened its product line significantly to include satellite payloads, ground systems and weapon systems. Aerojet also expanded its product line to include pharmaceutical fine chemicals, which are now produced by the Fine Chemicals business. The Vehicle Sealing business traces its origins to the manufacture of automotive window channels by General Tire & Rubber in the 1940's. In 1993, Vehicle Sealing acquired a minority interest in Henniges, a German vehicle sealing manufacturer, and in 1994, increased its ownership interest to 100%. This acquisition bolstered Vehicle Sealing's product line and technological capabilities, and provided a geographic diversification into the European markets.

     As of November 30, 1999, the Company employed approximately 7,480 persons. GenCorp's principal executive offices are now located at Highway 50 and Aerojet Road, Rancho Cordova, California 95670. The Company's mailing address is P.O. Box 537012, Sacramento, California 95853-7012. Its telephone number is (916) 355-4000. (Financial information relating to the Company's business segments appears on pages 39 through 41 of this report.)

     A number of design and development centers at the segments focus on specific areas of the businesses and each plant has dedicated engineering services. (Information relating to research and development expense is set forth in Note G on page 26 of this report.)

     The Company licenses technology and owns patents, which expire at various times, relating to its businesses. The loss or expiration of any one or more of them would not materially affect the business of the Company or any of its segments. Important trademarks of the Company are registered in its major marketing areas.

     Although GenCorp's business is not seasonal in the traditional sense, aerospace, defense and fine chemicals revenues and earnings have tended to concentrate to some degree in the fourth quarter of each year reflecting delivery schedules associated with that segment's mix of contracts. Vehicle Sealing revenues and earnings have tended to concentrate to some degree in the second and fourth quarters of the Company's fiscal year, generally as a consequence of seasonality in the automotive industry's build schedules and in response to customers' preparation for annual model changes.

     Nearly 60% of the Company's employees are covered by collective bargaining agreements. Of the covered employees, approximately 2% are covered by collective bargaining agreements that are due to expire within one year. A protracted work stoppage in either the Company's facilities or those of a major automotive customer could adversely affect the Company's results of operations.

     Compliance with laws and regulations relating to the discharge of materials into the environment or the protection of the environment continues to affect many of the Company's operating facilities. A discussion of capital and noncapital environmental expenditures incurred in 1999 and forecasted for 2000 and 2001 for environmental compliance is included under the heading Environmental Matters on page 15 of this report. Environmental matters discussed on page 15 and in Note S beginning on page 36 of this report are incorporated herein by reference.

AEROSPACE, DEFENSE AND FINE CHEMICALS

  Satellite Payloads and Electronics

     Aerojet is a leading provider of advanced satellite payloads and instruments used in remote sensing applications. In addition, Aerojet provides ground system hardware as well as sophisticated data fusion/ processing algorithms, which support the overall satellite "system of systems." Specific technical expertise involves systems integration, infrared and millimeter wave sensors, space flight qualified hardware, sensor signal processing, ground processing, data fusion, algorithm development and background signature analysis. Management believes that Aerojet's detailed understanding of and responsiveness to customer requirements and its ability to support both the ground and space sides of a complex "system of systems" provides important competitive advantages in the remote sensing marketplace.

     Aerojet's major products/contracts include the Space-Based Infrared Systems (SBIRS) High and Low programs, Defense Support Program (DSP), Joint Tactical Ground Station (JTAGS), Special Sensor Microwave Imager/Sounder (SSMIS), Advanced Microwave Sounding Unit (AMSU) and Advanced Technology Microwave Sounder (ATMS), as well as various classified programs. Although the business has traditionally focused on customers in the government sector, future growth in electronics is also expected in the commercial segment.

  Space and Strategic Rocket Propulsion

     Aerojet is a leading producer of both liquid and solid rocket propulsion systems, serving launch vehicle manufacturing customers across a wide range of applications. Aerojet's product portfolio includes large liquid rocket booster engines for both expendable and reusable launch vehicles, upper-stage engines as well as complete upper-stages, thrusters for satellite applications, large solid rocket motors and integrated propulsion subsystems.

     Major programs include the Atlas V Solid Rocket Motor (SRM), Titan first and second stage liquid engines, Delta II upper stage, X-33/VentureStar orbital maneuvering system, all propulsion systems on the Kistler Reusable Launch Vehicle (RLV) and the Mark VI Attitude Control system.

     Future growth is forecasted primarily in the commercial launch segment. New launch vehicle programs utilize various technologies including solid rocket motors and liquid rocket engines. Aerojet has capabilities spanning the breadth of these technologies and has current programs for both reusable and expendable launch vehicles.

  Tactical Weapons

     Aerojet's tactical weapons business focuses on offering advanced, high value-added, sub-system solutions, rather than more commodity-like missile components. This leverages Aerojet's strength in technology and engineering excellence, and also is consistent with the major trends in weapon system requirements toward precision, reduced collateral damage, and "smart" technologies. Sensor technologies, including advanced software technologies derived from remote sensing, have enabled Aerojet to compete in the "smart weapons" market through its Sense and Destroy Armor (SADARM) product offering. In addition, significant experience in solid rocket motors and related energetic materials chemistry supports Aerojet's position in missile propulsion and advanced missile warheads.

     In addition to SADARM, Aerojet's tactical weapons programs include the Homing All the Way to Kill (HAWK) solid rocket motor, Tube Launched Optically Tracked Wire Guided (TOW) missile warheads, Conventional Air Launched Cruise Missile (CALCM) warheads, Joint Stand Off Weapon (JSOW) sub-munitions payload, Multi-Purpose Infantry Munitions/Short Range Assault Weapon (MPIM/SRAW), Predator warheads and the Standard Missile II Block IV dome cooling.

     In 1999, Aerojet was awarded contracts by Raytheon for the Divert and Control System (DACS) for the Exo-atmospheric Kill Vehicle and by Boeing for the National Missile Defense Program.

  Fine Chemicals

     Aerojet Fine Chemicals produces difficult-to-manufacture regulated chemicals for major pharmaceutical manufacturers with a special emphasis on chemicals directed to therapeutic areas such as oncological, anti-viral and anti-inflammatory (COX-2) applications. Fine Chemicals leverages key technologies developed and refined by Aerojet through years of defense contracting. Management believes that Fine Chemicals' success in this high growth market is derived from its distinctive competencies in handling high energy and toxic chemicals, implementing commercial standards and practices and operating under current Good Manufacturing Practices (cGMP).

     Aerojet Fine Chemicals' markets are experiencing high growth due in part to the trend in the pharmaceuticals industry toward greater outsourcing of the development and manufacture of pharmaceutical chemicals. Further, major pharmaceutical companies are increasingly relying upon suppliers, like Fine Chemicals, that possess more integrated capabilities and are able to scale-up and rapidly respond to delivery requirements.

     Aerojet Fine Chemicals participated as a key supplier on approximately 20% of all new compounds (molecular entities) requiring chemical synthesis that were approved by the U.S. Food and Drug Administration (FDA) in 1999. Aerojet Fine Chemicals is now involved as a supplier for anti-viral, arthritis, cancer, AIDS and epilepsy new drug applications.

     Most of Aerojet's sales are made directly or indirectly to agencies of the United States government pursuant to contracts or subcontracts which are subject to termination for convenience (with compensation) by the government in accordance with Federal Acquisition Regulations. Fine Chemicals' sales are derived primarily from commercial customers in the pharmaceutical industry.

     Aerojet's direct and indirect sales to the United States government and its agencies (principally the Department of Defense) were approximately $519 million in 1999, $596 million in 1998 and $516 million in 1997. Competition based upon price, technology, quality and service is intense for all products and services in Aerojet's business and has increased with the decline in the national defense budget and the continuing consolidation of the industry. There are several other major companies with the technology and capacity to produce most of the products manufactured and sold by Aerojet, and in some areas, the government has its own manufacturing capabilities. Aerojet believes it remains competitive in its markets.

     Backlog in Aerojet's businesses is commonplace and significant. Aerojet's contract backlog was approximately $1.6 billion at November 30, 1999, compared to $1.7 billion at November 30, 1998. Funded backlog, which includes only the amount of those contracts for which money has been authorized by Congress, totaled approximately $0.7 billion at November 30, 1999, compared with approximately $0.6 billion at November 30, 1998. Raw materials required by this segment are generally in adequate supply.

VEHICLE SEALING

     Revenues from the Company's automotive Vehicle Sealing business are principally derived from the development, manufacture and sale of highly engineered extruded and molded rubber products for vehicle bodies and window sealing for the original equipment automotive market. These products are designed to prevent air, moisture and noise from penetrating vehicle windows, doors and other openings.

     North American operations primarily produce extruded rubber profiles consisting of a roll-formed steel wire or steel frame surrounded by extruded rubber which is cured, cut and molded to meet customer specifications.

This business supplies products to the North American automotive assemblers for use in a wide variety of vehicles including Ford F-150, Explorer and Ranger; the General Motors C/K truck, Grand Am, Saturn Z and LS, the Honda Accord and the DaimlerChrysler All-Activity Vehicle. The European-based Henniges operations design and produce vehicle sealing systems, encapsulated glass and molded rubber parts, specializing in products which dampen and isolate vibrations, reduce noise and generally seal automotive components. This business unit supplies components to major European automotive original equipment manufacturers, including Volkswagen/ Audi, Opel, BMW and DaimlerChrysler.

     Automotive products are sold directly to Original Equipment Manufacturer
(OEM) customers or their suppliers. Automotive customers include the major domestic automobile manufacturers, the loss of one or more of which would have a material adverse effect on this segment. Sales to General Motors and Ford in 1999 were approximately 23 and 11 percent, respectively, of the Company's net sales.

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

FACILITIES

CORPORATE HEADQUARTERS

GenCorp Inc.
Highway 50 and Aerojet Road
Rancho Cordova, California 95670

Mailing address:
P.O. Box 537012
Sacramento, California 95853-7012

MANUFACTURING/RESEARCH/DESIGN/MARKETING LOCATIONS

AEROSPACE, DEFENSE AND FINE CHEMICALS

Aerojet-General Corporation           Design/Manufacturing            Marketing/Sales Offices:
P.O. Box 13222                        Facilities:                     *Colorado Springs, CO
Sacramento, CA 95813-6000             Azusa, CA                       *Geneva, Switzerland
916/355-1000                          *Boulder, CO                    *Huntsville, AL
                                      Jonesborough, TN                *Mt. Arlington, NJ
                                      Sacramento, CA                  *Tokyo, Japan
                                      *Socorro, NM                    *Tucson, AZ
                                                                      *Washington, DC

Aerojet Fine Chemicals LLC            Design/Manufacturing            Marketing/Sales Offices:
P.O. Box 1718                         Facilities:
Rancho Cordova, CA 95741              *Sacramento, CA                 *Sacramento, CA
916/355-1000

VEHICLE SEALING

Vehicle Sealing                       Manufacturing Facilities:       Sales/Marketing/Design
P.O. Box 9067                         Batesville, AR                  and Engineering Facilities:
Farmington Hills, MI 48333-9067       *Berger, MO                     Farmington Hills, MI
248/553-5300                          HENNIGES, Rehburg               HENNIGES, Rehburg, Germany
                                        Germany and Ballina,          Wabash, IN
                                        Ireland
                                      Marion, IN
                                      Wabash, IN
                                      Welland, Ontario, Canada

---------------

* An asterisk next to a facility listed above indicates that it is a leased property.

     In addition, the Company and its businesses own and lease properties (primarily machinery, warehouse and office facilities) in various regions of the country for use in the ordinary course of its business. Data appearing in Note R on page 35 of this report with respect to leased properties is incorporated herein by reference.

     During 1999 the Company generally made effective use of its productive capacity. The Company believes that the quality and productive capacity of its properties are sufficient to maintain the Company's competitive position.

ITEM 3.  LEGAL PROCEEDINGS

     Information concerning legal proceedings, including proceedings relating to environmental matters, which appears in Note S beginning on page 36 of this report is incorporated herein by reference.

  Santamaria v. Suburban Water Systems

     On July 2, 1997, a "toxic tort" lawsuit was filed in the Los Angeles County Superior Court, Santamaria v. Suburban Water Systems, Docket No. KC 025995, naming as defendants 19 manufacturing companies (including Aerojet), and 5 water companies. The complaint was subsequently amended to add additional plaintiffs and two additional defendant public water companies. On February 24, 1998, the plaintiffs served Aerojet and the other manufacturing defendants. On March 30, 1998, the Court granted a motion for change of venue and transferred the case to Ventura County which is immediately northwest of Los Angeles. The several hundred plaintiffs, all of whom reside or resided in the San Gabriel Valley of Los Angeles (SGV), alleged that the defendants placed hazardous chemicals in the soil, groundwater and air in the SGV and provided contaminated well water to the plaintiffs for many years. The causes of action alleged are negligence, wrongful death, strict liability, trespass, nuisance, negligence per se, ultrahazardous activity and fraudulent concealment, and the plaintiffs seek personal injury and property damages in an unspecified amount and punitive damages. They also seek a court order to stop the allegedly tortious activity, but no preliminary injunctive relief is sought. Aerojet has notified its insurers and will vigorously defend this action. In June 1998, three recently filed, related matters containing similar allegations (Adler, Docket No. BC169892; Boswell, Docket No. KC027318; and Celi, Docket No. GC020622) were stayed for at least one year by their respective judges pending a California Public Utilities Commission
(PUC) investigation of the plaintiffs' allegations. The Santamaria matter has now also been similarly stayed pending Aerojet's pursuit of a writ to the Court of Appeal. This writ will be consolidated with writs filed by the plaintiffs in Adler, Boswell, Celi, and Demciuc, Dominguez, and Criner (discussed below). The Court of Appeal in Southern California accepted review of plaintiffs' appeal from one of the stays. In the summer of 1999, that Court of Appeal issued a decision dismissing the regulated water companies from the litigation but did not affect Aerojet or the other manufacturing defendants and the nonregulated water companies. The California Supreme Court has granted review of that decision and a ruling is not expected until late 2000. Aerojet has notified its insurers and will vigorously defend these actions.

  Demciuc, et al. v. Suburban Water Co., et al.

  Dominguez, et al. v. Southern California Water Co., et al.

  Criner, et al. v. San Gabriel Valley Water Co., et al.

  Anderson, et al. v. Suburban Water Co., et al.

     Four related "toxic tort" suits containing allegations similar to the Santamaria matter were filed on July 30, 1998 and served on Aerojet on September 16, 1998, as follows: (i) Demciuc, et al. v. Suburban Water Co., et al. Case No. KC028732, Superior Court of Los Angeles County, CA; (ii) Dominguez, et al. v. Southern California Water Co., et al. Case No. GC 021657, Superior Court of Los Angeles County, CA; (iii) Criner, et al. v. San Gabriel Valley Water Co., et al. Case No. GC 021658, Superior Court of Los Angeles County, CA; and (iv) Anderson, et al. v. Suburban Water Co., et al. Case No. KCO2854, Superior Court of Los Angeles. Aerojet has notified its insurers and will vigorously defend these actions.

  Alexander, et al. v. Suburban Water Systems, et al.

     This action was filed on August 4, 1999 in Los Angeles County Superior Court, Case No. KC031130, by the same plaintiff's counsel as in Santamaria and Anderson. It alleges the same causes of action. No summons has been issued for this action and no defendants have been served.

  Allen, et al. v. Aerojet, MDC, Southern California Water Company, et al.

  Adams, et al. v. Aerojet, MDC, Southern California Water Company, et al.

     On December 8, 1997 and March 2, 1998, two similar but unrelated "toxic tort" complaints were filed in Sacramento Superior Court. The plaintiffs seek compensation for damages for alleged personal injuries and property damages related to exposure to groundwater contamination in eastern Sacramento County, California. Aerojet was served on January 14, 1998 in Allen and on April 30, 1998 in Adams. Aerojet will vigorously defend these matters. In addition to Aerojet, McDonnell-Douglas Corporation (now Boeing) and two Sacramento water purveyors are defendants. Aerojet has also notified its insurers of these actions. Aerojet's motions for stays in these matters were granted pending the PUC investigation discussed below.

     Because of these (and other similar recent) "toxic tort" lawsuits which named California water purveyors as defendants, on March 12, 1998, the PUC announced a wide ranging investigation of drinking water quality in California. The PUC's General Counsel has publicly stated that he believes that under the California Constitution, the PUC's jurisdiction overrides that of the Courts in this area. Accordingly, Aerojet is also defending its interests before the PUC. Aerojet has filed an intervention petition with the PUC to allow Aerojet to participate in the PUC's proceedings. The PUC's investigation is expected to be completed by fall 2000, at which point the stays in the toxic tort cases discussed above may be lifted, unless the California Supreme Court so orders earlier.

  Austin, et al. v. J.B. Stringfellow, Jr. et al.

     On May 13, 1998, a toxic tort complaint, Austin, et al. v. J. B. Stringfellow, Jr. et al., Case No. 312339 was filed in Superior Court of Riverside County. The plaintiffs are all neighbors of the Stringfellow superfund site and seek compensation for damages for alleged personal injuries and property damages related to exposure to groundwater contamination allegedly emanating from the site. Aerojet is one of hundreds of defendants served which were allegedly generators of waste to the site. Aerojet has joined a common defense group comprised of 30 de minimis generators. Aerojet has notified its insurers and will vigorously defend this action.

  In re: Proposition 65 Notices

     Aerojet was served in November and December 1997 with notices from a private group alleging that it had released chemicals into air and groundwater near its Sacramento facility above state limits in violation of California's Proposition 65 and/or without filing sufficiently detailed public notifications as required by Proposition 65. Following collection and review of all of its Proposition 65 records, air release reports and groundwater reports, Aerojet believes it is in compliance with Proposition 65 and has so advised the California Attorney General's office. On June 4, 1998, Aerojet was served with a Proposition 65 lawsuit filed by the Communities For A Better Environment (CBE) in Sacramento Superior Court. The complaint alleges past and present violations of Proposition 65. Aerojet's insurance carriers have been notified of these claims. Aerojet plans a vigorous defense. On July 6, 1998, the case was removed to U.S. District Court based on that court's jurisdiction over the CERCLA Partial Consent Decree for the Sacramento site. Plaintiffs then moved to remand the case to the Sacramento Superior Court. The remand motion was denied by U.S. District Court in November 1998. The federal court in early 1999 transferred the case to Sacramento Superior Court due to its finding of lack of jurisdiction and discovery in the case began. Aerojet and CBE reached a settlement agreement in principal in late December 1999, which if ultimately agreed to and approved by the State and court, will lead to dismissal of the action with prejudice.

  American States Water Company, et al. v. Aerojet, et al.

     On October 25, 1999, plaintiffs sued Aerojet in Sacramento Superior Court, Case No. 99AS05949, alleging, among other things, that historical releases of chemicals at the Aerojet Sacramento plant damaged the goundwater in its service area and caused plaintiffs to sustain various economic damages. On December 27, 1999, Aerojet demurred to the first three causes of action of the complaint. Aerojet will defend this action vigorously.

  Kiefer-Sunrise Associates v. Aerojet, et al.

     In October 1999, this action was filed against Aerojet in Sacramento Superior Court, Case No. 99AS05937, but no defendants have been served. Plaintiffs allege that groundwater contamination from the Aerojet

Sacramento facility and the former Boeing site has adversely affected their real estate development. An unspecified amount of economic damages is sought. In November, 1999, Aerojet entered into a tolling agreement with plaintiffs until April 2001.

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

     This lawsuit is apparently an outgrowth of three similar but unrelated "toxic tort" civil conspiracy cases brought in 14th Judicial District Court, Calcasieu Parish, Louisiana by the heirs of deceased former employees of two chemical plants in Lake Charles, Louisiana: (Ross, et ux. v. Conoco, Inc., et al. (Case No. 90-4837); Landon, et ux. v. Conoco, Inc., et al. (Case No. 97-7949); Tousaint, et ux. v. Insurance Co. of North America, et al. (Case No. 92-6172). GenCorp was named as a "conspiring" co-defendant in all three cases, along with most of the same co-defendants in the McKinley case. All cases pending in Louisiana have been tentatively settled on a basis favorable to the Company.

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

     However, unlike McKinley, GenCorp was not alleged to be an employer, manufacturer or VC supplier in the Ross, Tousaint, Landon or Bland cases. In the Weifering case, GenCorp is erroneously alleged to be the successor to the Great American Chemical Corp., and GenCorp has moved to dismiss those false allegations. GenCorp has notified its insurers of all of these claims and is vigorously defending its actions.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a special meeting on September 8, 1999, GenCorp shareholders approved a spin-off of the Company's decorative & building products and performance chemicals businesses as a separate publicly traded company named OMNOVA Solutions Inc. The spin-off was approved by GenCorp's Board of Directors on September 17, 1999.

     At the special meeting, the shareholders voted on the following proposals as set forth below:

     PROPOSAL 1 -- to approve the following actions (the "Distribution"):

        - a transfer to GenCorp by Aerojet-General Corporation, a wholly-owned subsidiary of GenCorp, of 100% of the ownership interest of Aerojet Fine Chemicals LLC;

        - the transfer by GenCorp to OMNOVA Solutions Inc. ("Omnova") of the performance chemicals and decorative and building products businesses of GenCorp and some other corporate assets, in exchange for shares of Omnova common stock and assumption of liabilities related to these businesses and assets; and

        - a special dividend to the holders of the outstanding shares of GenCorp common stock of all outstanding shares of capital stock of Omnova on the basis of one share of Omnova common stock for each share of common stock of GenCorp.

    PROPOSAL 2 -- To approve a proposal to amend in certain respects GenCorp's articles of incorporation and code of regulations.

    PROPOSAL 3 -- To approve a proposal to adopt the GenCorp Inc. 1999 Equity and Performance Incentive Plan.

    PROPOSAL 4 -- To approve a proposal to adopt the OMNOVA Solutions Inc. 1999 Equity and Performance Incentive Plan.

                          SUMMARY OF SHAREHOLDERS VOTE

                                              FOR         AGAINST      ABSTAIN
                                           ----------    ----------    -------
PROPOSAL 1 --
     Approve the Distribution............  34,406,778     1,044,077    111,200
PROPOSAL 2 --
     Amend Articles......................  14,817,303    21,587,470    157,283
PROPOSAL 3 --
     Adopt GenCorp Incentive Plan........  26,121,608    10,251,489    188,958
PROPOSAL 4 --
     Adopt OMNOVA Incentive Plan.........  25,595,671    10,734,059    232,326

     Additional information regarding the transactions described above is contained in GenCorp's definitive proxy statement dated July 2, 1999 and in Omnova's Form 10, as amended.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is given as of February 18, 2000, and except as otherwise indicated, each individual has held the same office during the preceding five-year period.

     Robert A. Wolfe, age 61: Chairman, Chief Executive Officer and President of the Company (since October 1999); formerly Vice President of the Company and President of Aerojet (from September 1997 to October 1999); previously Executive Vice President of the Pratt & Whitney Group, a division of United

Technologies (during 1997), President, Pratt & Whitney Aircraft's Large Commercial Engines business (from 1994 to 1997), and Senior Vice President, Pratt & Whitney's Commercial Engine Management for Latin and North America (from 1992 to 1994).

     Robert C. Anderson, age 50; Vice President and Deputy General Counsel; Assistant Secretary (since October 1999); formerly Vice President, Law of Aerojet (from September 1996 to October 1999); previously, Counsel, General Electric Aircraft Engines (from June 1986 to September 1996).

     Chris W. Conley, age 41; Vice President, Environmental, Health & Safety (since October 1999); formerly Director Environmental, Health & Safety (from March 1996 to October 1999); previously Environmental Consultant (from 1994 to
1996) and Manager, Environmental for GenCorp Automotive (from 1990 to 1994).

     Carl B. Fischer, age 58: Vice President of the Company and President of Aerojet (since October 1999); formerly Senior Vice President, Electronic and Weapon Systems Sector of Aerojet (from October 1997 to October 1999); previously Vice President of Space Surveillance Programs for Aerojet (from July 1993 to October 1997), Vice President and General Manager of Aerojet Tactical Programs (from 1982 to 1993) and Director of Engineering for Aerojet (from 1980 to 1982).

     Joseph M. Gray, age 50:, Vice President of the Company and President, Vehicle Sealing (since February 2000); formerly Chief Operating Officer of Peregrine Incorporated (from April to December 1998) and President, Exterior Systems Group (from January 1997 to April 1998); previously Executive Vice President of Bosch Braking Systems Corporation and President of its ABS and Wheel End Products business (from April 1996 to January 1997) and President of Allied Signal Inc.'s AntiLock Braking Systems business (from February 1995 to April 1996).

     Terry L. Hall, age 45: Senior Vice President and Chief Financial Officer of the Company (since October 1999); formerly on special assignment as Chief Financial Officer of Aerojet (from May 1999 to October 1999); previously Senior Vice President and Chief Financial Officer of US Airways Group, Inc. (during
1998), Chief Financial Officer of Apogee Enterprise (from 1995 to 1997), Chief Financial Officer of Tyco International Ltd. (from 1994 to 1995), Vice President and Treasurer of UAL Corp. (from 1990 to 1993) and President/General Manager of Northwest Aircraft Inc. (from 1986 to 1990).

     Samuel W. Harmon, age 49: Senior Vice President, Administration (since October 1999); formerly Senior Vice President, Human Resources (from February 1996 to October 1999) and Vice President, Human Resources (from October 1995 until February 1996); previously Vice President, Human Resources, AlliedSignal, Inc., for its European operations (from 1995 to February 1996) and for its Automotive Sector (from 1993 to 1995).

     Michael F. Martin, age 53; Vice President and Controller (since October
1999); formerly Vice President and Controller of Aerojet (from September 1993 to October 1999); previously Controller of Aerojet's ElectroSystems Division (from 1991 to 1993).

     Robert G. Miotke, age 47: Vice President of the Company (since October
1999) and President of Aerojet Fine Chemicals (since February 1999); formerly Vice President, Custom Chemicals for Aerojet (from October 1996 to February
1999); previously Vice President, Specialty Fine Chemicals, for Hickson International (from 1992 to 1996), and Vice President, Fine Chemicals for ANGUS Chemical Company (from 1985 to 1992).

     Thomas E. Peoples, age 51: Senior Vice President, International and Washington Operations (since October 1999); formerly Vice President, International and Washington Operations for Aerojet (from August 1996 to October
1999); previously Vice President, Strategic Business Development for Aerojet (from July 1994 to August 1996), Vice President of Business Development for Aerojet's Electronics Division (from February 1994 to July 1994), Director of Business Development for Aerojet's Tactical Systems and Advanced Programs (from May 1992 to July 1994) and Manager of Business Development for Raytheon's Smart Munitions Programs (from March 1987 to April 1992).

     William R. Phillips, age 57: Senior Vice President, Law; General Counsel (since September 1996) and Secretary (since October 1999); formerly Vice President, Law of Aerojet (from 1990 to 1996); previously General Counsel, Group Counsel and Manager Legal Operations, General Electric Aircraft Engines (from 1986 to 1989).

     Dr. Suzanne L. Phinney, age 48; Vice President, Environmental and Regulatory Affairs (since October 1999); formerly Vice President, Environmental, Health & Safety for Aerojet (from 1990 to October 1999).

     Rosemary Younts, age 44: Senior Vice President, Communications (since February 1996); formerly Vice President, Communications (from January 1995 to February 1996); previously Director of Communications (from 1993 to 1995) and held various communications positions with Aerojet (from 1984 to 1993).

     The Company's executive officers generally hold terms of office of one year and/or until their successors are elected.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed on the New York and Chicago Stock Exchanges. At December 31, 1999, there were approximately 11,900 holders of record of the Company's common stock. During the first three quarters of 1999, and for all of 1998 and 1997, the Company paid quarterly cash dividends on common stock of $.15 per share. During the fourth quarter of 1999, following the spin-off of OMNOVA Solutions Inc., the Company paid a quarterly cash dividend on common stock of $.03 per share. Information regarding the high and low quarterly sales prices of common stock for the past two years is contained in the Quarterly Financial Data (Unaudited) which begins on page 42 of this report and is incorporated herein by reference.

     Information concerning long-term debt, including material restrictions and provisions relating to distributions and cash dividends on the Company's common stock (if any), appears in Note N on page 33 of this report and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     Financial data required under this section appears on page 44 of this report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This annual report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and/or assumptions underlying or judgments concerning matters discussed in this document. These discussions and any other discussions contained in this annual report, except to the extent that they contain historical facts, are forward-looking and accordingly involve estimates, assumptions, judgments and uncertainties. In particular, this pertains to management's comments on financial resources, capital spending and the outlook for each of the Company's business segments. In addition to certain contingency matters and their respective cautionary statements discussed in this annual report, the forward-looking statements section of this Management's Discussion and Analysis indicates some important factors that could cause actual results or outcomes to differ materially from those addressed in forward-looking statements.

     On September 8, 1999, Shareholders voted to approve the spin-off of the Company's performance chemicals and decorative & building products businesses (OMNOVA Solutions Inc.) to GenCorp shareholders as a separate, publicly traded company. The spin-off became effective October 1, 1999 and results of discontinued operations are shown separately in the Company's financial statements. The discussion following focuses on the continuing operations of the Company including the aerospace, defense and fine chemicals segment, and its Vehicle Sealing segment.

1999 FINANCIAL HIGHLIGHTS -- CONTINUING OPERATIONS

     - SALES -- Increased to $1.07 billion in 1999 versus $1.05 billion in 1998, a 2 percent increase.

     - SEGMENT OPERATING PROFIT (EXCLUDING UNUSUAL ITEMS) -- Increased 13 percent to $80 million in 1999 as compared to $71 million in 1998.

     - INCOME -- Improved to $46 million in 1999 as compared to $38 million in 1998. Excluding unusual items, income increased to $39 million in 1999 from $32 million in 1998.

     - DILUTED EARNINGS PER SHARE -- Increased 21 percent to $1.09 in 1999 as compared to $0.90 in 1998. Before unusual items, diluted earnings per share were $0.92 in 1999 versus $0.77 in 1998.

FINANCIAL RESOURCES AND CAPITAL SPENDING -- CONTINUING OPERATIONS

     Net cash provided by operating activities of continuing operations for fiscal 1999 was $100 million compared to $76 million in 1998 and $102 million in 1997. Improved cash flow reflects the settlement of certain environmental insurance claims offset by an inventory build-up on Aerojet's production contracts. Excluding 1997 tax settlements in (see Note H -- Income Taxes), cash flow for 1998 improved from 1997, due to better operating performance and lower working capital requirements.

     In fiscal 1999, capital expenditures increased to $97 million as compared to $68 million in 1998 and $45 million in 1997. Increased expenditures reflect significant investments in Aerojet's Space Based Infrared System (SBIRS) Satellite Payload Facility and the Aerojet Fine Chemicals business. Capital expenditures were primarily made for capacity expansion and asset replacement, cost reduction initiatives, safety and productivity improvements and environmental protection. Capital expenditures in 2000 are expected to be less than the prior year due to the completion of these major investments and increased management scrutiny on capital asset acquisitions. Fiscal 2000 capital expenditures are currently projected to be approximately $60 million.

     Cash flow provided by financing activities in fiscal 1999 primarily included a net $210 million decrease in long-term debt and $20 million in dividends offset by a spin-off dividend payment received from OMNOVA Solutions Inc. of $200 million. In total, net cash used in financing activities reflects the Company's dividend payments as the OMNOVA Solutions Inc. dividend and the debt decrease are nearly equal. 1998 financing activities included three acquisitions that were primarily responsible for a net increase in long-term debt of $261 million. Net cash provided by 1997 financing activities was $94 million and included proceeds from a tax settlement.

     Management believes that funds generated from operations and existing borrowing capacity are adequate to finance planned capital expenditures, company-sponsored research and development programs and dividend payments to shareholders.

UNUSUAL ITEMS

     During 1999, the Company incurred unusual items resulting in income before taxes of $12 million. Unusual items included a gain of $59 million on settlements covering certain environmental claims with certain of the Company's insurance carriers (see Note S -- Contingencies); a provision of $33 million for environmental remediation costs associated principally with the Company's initial estimate of its probable share, as a Potentially Responsible Party
(PRP), in the portion of the San Gabriel Valley Basin Superfund Site known as the Baldwin Park Operable Unit (BPOU) (see Note S -- Contingencies); a provision for environmental remediation costs at the Company's Lawrence, Massachusetts site of $6 million (see Note S -- Contingencies); a provision for environmental remediation costs associated with other Company sites of $2 million (see Note
S -- Contingencies); a charge of $4 million related to a pricing dispute with a major Vehicle Sealing customer; a charge of $1 million for write-down of certain Vehicle Sealing assets to net realizable value; and a charge of $1 million related to relocation/retention costs associated with the spin-off.

     During 1998, the Company incurred unusual items resulting in income of $9 million. Unusual items included charges of $4 million primarily related to exiting the Plastic Extrusions appliance gasket business, offset by a gain of $13 million from the sale of surplus land in Nevada by Aerojet.

AEROSPACE, DEFENSE AND FINE CHEMICALS

     Sales for the aerospace, defense and fine chemicals segment in 1999 were $615 million versus 1998 sales of $673 million, down 9 percent. The sales decrease primarily occurred because production deliveries under the Air Force's Defense Support Program (DSP) were completed in 1998. Deliveries of the Special Sensor Microwave Imager/Sounder (SSMIS) program were also completed in the first half of 1999. Volume was lower in some other programs (Integrated AMSU, F-22, and Minuteman) and higher in others (SADARM, Tactical programs and the Fine Chemicals business).

     Aerospace, defense and fine chemicals 1999 segment operating profit of $62 million compares to $68 million in 1998, directly reflecting lower sales. The return on sales was unchanged (10.1 percent in both 1999 and 1998). Even though the return on sales was unchanged, the mix of business was a factor. Improved government contract performance was offset by disappointing performance in the Fine Chemicals business.

     Aerojet's contract backlog was $1.6 billion at the end of fiscal 1999, compared to $1.7 billion at the end of fiscal 1998 and $1.9 billion at the end of fiscal 1997. Funded backlog, which includes only the amount of those contracts for which money has been directly authorized by Congress, totaled $0.7 billion at the end of fiscal 1999, compared to $0.6 billion at the end of fiscal 1998 and $0.7 billion at the end of fiscal 1997.

Outlook

     The contract base for the aerospace, defense and fine chemicals segment is fairly stable with a healthy contract backlog. Significant long-term contract awards have been won over the last four years, which help major product areas in 2000 and beyond. Actions to improve future performance in Fine Chemicals have been implemented.

1998 Results

     Aerojet's 1998 sales of $673 million were up 15 percent from 1997 sales of $584 million. Sales were up because of significantly higher volume on the SBIRS program and in the Fine Chemicals business. There were modest increases in sales for Titan, Delta, F-22, Special Sensor Microwave Imager/Sounder (SSMIS) programs and the Tactical defense programs. Somewhat offsetting this was lower volume in the SADARM, Defense Support Program (DSP), Joint Tactical Ground Station (JTAGS) and Strategic & Space technology programs.

     Aerojet's 1998 segment operating profit was $68 million compared to $55 million in 1997. Operating profit margins improved to 10.1 percent in 1998 from
9.4 percent in 1997. The increase was due to the higher sales volume and improved contract performance.

VEHICLE SEALING

     Vehicle Sealing's 1999 sales of $456 million were up 22 percent from $375 million in 1998 for two major reasons. The first is because there was no impact of the General Motors strike and work stoppage at the Company's Batesville, Arkansas facility like in 1998. The second is the continuing extremely strong demand in the light truck and sport utility vehicle market. Higher shipments were recorded in 1999 on General Motors' full size pickups (GMT 400/800) and S10/Blazer (GMT 325/330) models, Ford's F-Series full size pickup (PN96) and the Ford Explorer program, and the Mercedes All Terrain Vehicle program. Car platform sales also improved on the General Motors' Grand AM (GMX-130) and Saturn (Z/LS) programs.

     Vehicle Sealing's 1999 segment operating profit was $18 million compared to $3 million in 1998. 1998 results were low because of the General Motors strike, work stoppage at the Company's Batesville, Arkansas facility, and higher than anticipated launch costs and operating losses from the divested Plastic Extrusions division.

Outlook

     Vehicle Sealing is currently well positioned in the marketplace with a strong mix of the best selling and most popular pickup trucks, sport utility vehicles, and cars. The market outlook for 2000 is positive, especially for the light truck and sport utility vehicle segment. Margins are expected to continue to improve to more historical levels as launch and development costs subside. The Company is committed to improving and modernizing this business's operating processes.

1998 Results

     Vehicle Sealing's 1998 sales of $375 million compared to $369 million in 1997. Sales were up because of higher volumes on General Motors' Blazer/Jimmy, Ford Explorer and Mercedes All Terrain Vehicle programs as well as several new program launches, net of the impact of the General Motors strike. New program launches in 1998 included production on the General Motors Grand AM (GMX-130), Ford Ranger (PN-63), Ford F-Series full size pickup (PN-96) and General Motors Sierra pickup (GMT-800).

     Vehicle Sealing's 1998 operating profit was $3 million compared to $29 million in 1997. Operating results were down because of the General Motors strike, a work stoppage at the Company's Batesville, Arkansas facility, higher than anticipated launch costs and operating losses from the divested plastic extrusions division.

DISCONTINUED OPERATIONS

     In 1999, the Company disposed of its polymer products segment through the spin-off of OMNOVA Solutions, Inc. and the sale of its Penn Racquet Sports Division. Earnings from discontinued operations totaled $26 million for 1999 compared to $46 million in 1998 and $38 million in 1997. 1999 results included pretax costs related to the spin-off of approximately $25 million.

ENVIRONMENTAL MATTERS

     GenCorp's policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes a significant amount of resources and management attention to environmental matters and actively manages its ongoing processes to comply with extensive environmental laws and regulations. The Company is involved in the remediation of environmental conditions that resulted from generally accepted manufacturing and disposal practices in the 1950's and 1960's. In addition, the Company has been designated a potentially responsible party (PRP), with other companies, at sites undergoing investigation and remediation.

     In 1999, capital expenditures for projects related to the environment were approximately $5 million, compared to $6 million in 1998 and $6 million in 1997. The Company currently forecasts that capital expenditures for environmental projects will approximate $2 million and $3 million in 2000 and 2001, respectively. During 1999, noncapital expenditures for environmental compliance and protection totaled $40 million, of which $15 million was for recurring costs associated with managing hazardous substances and pollution abatement in ongoing operations and $25 million was for investigation and remediation efforts at other sites. Similar noncapital expenditures were $44 million and $40 million in 1998 and 1997, respectively.

     The nature of environmental investigation and cleanup activities often makes it difficult to determine the timing and amount of any estimated future costs that may be required for remedial measures. However, the Company reviews these matters and accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and the amount of the liability (usually based upon proportionate sharing) can be reasonably estimated. The Company's Consolidated Balance Sheet at November 30, 1999 reflects accruals of $368 million and amounts recoverable of $223 million from the United States Government and other third parties for such costs.

     The effect of resolution of environmental matters on results of operations cannot be predicted due to the uncertainty concerning both the amount and timing of future expenditures and future results of operations. However, management believes, on the basis of presently available information, that resolution of these matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company. The Company will continue its efforts to mitigate past and future costs through pursuit of claims for insurance coverage and continued investigation of new and more cost effective remediation alternatives and associated technologies. For additional discussion of environmental matters, refer to Note - S Contingencies.

INFORMATION SYSTEMS AND THE YEAR 2000

     GenCorp was engaged in a comprehensive project to upgrade its information, technology and manufacturing and facilities' computer hardware and software programs to address the Year 2000 issue. The project consisted of an iterative process of remediating, testing and implementing new software as required. GenCorp spent approximately $2 million on the project and funded it through operating cash flows. GenCorp was also in contact with each of its major customers and vendors to ensure that they were also Year 2000 compliant. Based upon currently available information and considering GenCorp's diversified business base, decentralized systems and Year 2000 efforts, management believes that the most reasonably likely worst case scenario from a Year 2000 failure would result in a minor short-term business interruption. Since January 1, 2000 GenCorp has not experienced any material Year 2000 problems; however, the ultimate impacts are still unknown.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates on long-term debt obligations. The Company's policy is to manage interest rates through the use of a combination of fixed and variable rate debt. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. Substantially all of the Company's long-term debt of $149 million, which matures in the year 2001, is variable and had an average variable interest rate of 7.1 percent at November 30, 1999. A one point change of the interest rate on the Company's long-term debt would have affected interest expense in 1999 by $1 million. The Company's long-term debt bears interest at market rates and therefore, the carrying value approximates fair value.

     Although the Company conducts business in foreign countries, international operations were not material to the Company's consolidated financial position, results of operations or cash flows as of November 30, 1999. Additionally, foreign currency transaction gains and losses were not material to the Company's results of operations for the year ended November 30, 1999. Accordingly, the Company should not be subject to material foreign currency exchange rate risk with respect to future costs or cash flows from its foreign subsidiaries. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. The Company is evaluating the future use of such financial instruments.

CHANGE IN ACCOUNTING PRINCIPLE

     In the first quarter of fiscal year 2000, the Company intends to implement a change in accounting principle to more appropriately reflect investment returns and actuarial assumptions related to pension assets and postretirement heath care and life insurance liabilities. The changes to pension assets include: adjusting to a three-year smoothing period from a five-year smoothing period; amending the amortization period to a maximum of five years from 11 years; and eliminating the use of a ten percent corridor for gain/loss recognition. The changes to postretirement health care and life insurance liabilities include amending the amortization period to a maximum of five years from 11 years and eliminating the use of a ten percent corridor for gain/loss recognition. The changes are effective December 1, 1999 and will result in a one-time after tax gain of approximately $72 million in the first quarter of fiscal year 2000. The changes will have no effect on the Company's cash flow or on the funded status of the pension and other postretirement benefit plans, and the employee and retiree benefit plans will remain unchanged.

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

     Some important factors that could cause the Company's actual results or outcomes to differ from those expressed in its forward-looking statements include, but are not limited to, the following:

          - General economic trends affecting the Company's markets

          - Governmental and regulatory policies including environmental regulations

          - The Company's acquisition and joint venture activities

          - Vehicle sales and production rates of major automotive programs, including Ford and General Motors' light trucks and sport utility vehicles

          - Department of Defense, NASA and other funding for critical aerospace programs, including SBIRS, SADARM and Titan

          - The market for the Company's real estate in Sacramento, California

          - Fluctuations in exchange rates of foreign currencies and other risks associated with foreign operations

          - The ability of the Company to satisfy contract performance criteria, including due dates

          - An adverse decision in any patent infringement suit, or settlement of a patent infringement suit impacting Aerojet Fine Chemicals' right to utilize new technology

          - Intense competition from competitors

          - Potential liabilities which could arise from any release or explosion of dangerous materials

          - Work stoppages at a Company facility or in the facility of one of the Company's significant customers

          - Future funding for commercial launch vehicles including Kistler

     Additional risk factors may be described from time to time in the Company's filings with the Securities and Exchange Commission. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results, and may be beyond the Company's control.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information called for by this item is set forth on page 16 of this report.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information called for by this item is set forth beginning on the next page (page 18) of this report.

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

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of GenCorp Inc.:

     We have audited the accompanying consolidated balance sheets of GenCorp Inc. as of November 30, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended November 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GenCorp Inc. at November 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 1999, in conformity with accounting principles generally accepted in the United States.

                                          Ernst & Young LLP

Sacramento, California
January 12, 2000

                                  GENCORP INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                               YEARS ENDED NOVEMBER 30
                                                              -------------------------
                                                               1999      1998     1997
                                                              ------    ------    -----
                                                                (DOLLARS IN MILLIONS,
                                                               EXCEPT PER-SHARE DATA)
NET SALES...................................................  $1,071    $1,048    $ 953
COSTS AND EXPENSES
Cost of products sold.......................................     945       930      829
Selling, general and administrative.........................      19        17       26
Depreciation and amortization...............................      44        43       40
Interest expense............................................       6         6       12
Other (income) expense, net.................................      (7)        1       (8)
Unusual items, net..........................................     (12)       (9)      --
                                                              ------    ------    -----
                                                                 995       988      899
                                                              ------    ------    -----
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.......      76        60       54
Income tax provision (benefit)..............................      30        22      (45)
                                                              ------    ------    -----
INCOME FROM CONTINUING OPERATIONS...........................      46        38       99
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES...........      26        46       38
                                                              ------    ------    -----
  NET INCOME................................................  $   72    $   84    $ 137
                                                              ======    ======    =====
EARNINGS PER SHARE OF COMMON STOCK
Basic:
  Continuing operations.....................................  $ 1.11    $ 0.91    $2.68
  Discontinued operations...................................    0.63      1.11     1.03
                                                              ------    ------    -----
       Total................................................  $ 1.74    $ 2.02    $3.71
                                                              ======    ======    =====
Diluted:
  Continuing operations.....................................  $ 1.09    $ 0.90    $2.48
  Discontinued operations...................................    0.63      1.09     0.92
                                                              ------    ------    -----
       Total................................................  $ 1.72    $ 1.99    $3.40
                                                              ======    ======    =====

                See notes to consolidated financial statements.

                                  GENCORP INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   NOVEMBER 30
                                                              ----------------------
                                                                1999          1998
                                                              --------      --------
                                                              (DOLLARS IN MILLIONS,
                                                              EXCEPT PER SHARE DATA)
CURRENT ASSETS
Cash and cash equivalents...................................   $   23        $   24
Accounts receivable.........................................      139           164
Inventories.................................................      144           101
Prepaid expenses and other..................................       57            48
Discontinued operations.....................................       --           192
                                                               ------        ------
          Total Current Assets..............................      363           529
Other assets, net...........................................      532           494
Property, plant and equipment, at cost
  Land......................................................       30            33
  Buildings and improvements................................      243           233
  Machinery and equipment...................................      555           545
  Construction in progress..................................       50            22
                                                               ------        ------
                                                                  878           833
  Accumulated depreciation..................................     (543)         (536)
                                                               ------        ------
     Net property, plant and equipment......................      335           297
Non-current assets -- discontinued operations...............       --           423
                                                               ------        ------
          Total Assets......................................   $1,230        $1,743
                                                               ======        ======
CURRENT LIABILITIES
Notes payable and current portion of long-term debt.........   $    9        $   14
Accounts payable............................................       44            41
Income taxes payable........................................       44            33
Accrued expenses............................................      274           243
Discontinued operations.....................................       --            99
                                                               ------        ------
          Total Current Liabilities.........................      371           430
Long-term debt..............................................      149           356
Postretirement benefits other than pensions.................      251           318
Other long-term liabilities.................................      379           283
Long-term liabilities -- discontinued operations............       --            12

SHAREHOLDERS' EQUITY
Preference stock -- $1.00 par value; 15 million shares
  authorized; none outstanding..............................       --            --
Common stock -- $.10 par value; 90 million shares
  authorized; 41.9 million shares outstanding (41.5 million
  in 1998)..................................................        4             4
Other capital...............................................       --           151
Retained earnings...........................................       93           198
Accumulated other comprehensive loss........................      (17)           (9)
                                                               ------        ------
          Total Shareholders' Equity........................       80           344
                                                               ------        ------
          Total Liabilities and Shareholders' Equity........   $1,230        $1,743
                                                               ======        ======

                See notes to consolidated financial statements.

                                  GENCORP INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              1999     1998     1997
                                                              -----    -----    -----
                                                               (DOLLARS IN MILLIONS)
OPERATING ACTIVITIES
Income from continuing operations...........................  $  46    $  38    $  99
Adjustments to reconcile income from continuing operations
  to net cash provided by continuing operations:
     Provision for unusual items............................     --        2       --
     Loss (gain) on sale of businesses......................     --        3       (3)
     Depreciation, amortization and loss/gain on disposal of
      fixed assets..........................................     44       32       42
     Deferred income taxes..................................    (12)      12       13
     Changes in operating assets and liabilities net of
      effects of acquisitions and dispositions of
      businesses:
       Accounts receivable..................................     25       (1)     (46)
       Inventories..........................................    (43)      13       (2)
       Other current assets.................................      7        4       --
       Current liabilities..................................     41       30       30
       Other non-current assets.............................    (88)      (5)     (66)
       Other long-term liabilities..........................     80      (52)      35
                                                              -----    -----    -----
Net Cash Provided by Continuing Operations..................    100       76      102
Net Cash Provided by Discontinued Operations................     54       54       66
                                                              -----    -----    -----
          Net Cash Provided by Operating Activities.........    154      130      168
                                                              -----    -----    -----
INVESTING ACTIVITIES
Capital expenditures........................................    (97)     (68)     (45)
Proceeds from business and asset dispositions...............      1       19       26
Discontinued operations.....................................    (30)    (314)     (60)
                                                              -----    -----    -----
          Net Cash Used in Investing Activities.............   (126)    (363)     (79)
                                                              -----    -----    -----
FINANCING ACTIVITIES
Long-term debt incurred.....................................    149      415      180
Long-term debt paid.........................................   (359)    (143)    (244)
Short-term debt paid, net...................................     (2)     (11)     (18)
Dividends...................................................    (20)     (25)     (22)
Other equity transactions...................................      3        4       10
Cash dividend from OMNOVA Solutions Inc.....................    200       --       --
                                                              -----    -----    -----
          Net Cash (Used in) Provided by Financing
            Activities......................................    (29)     240      (94)
                                                              -----    -----    -----
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........     (1)       7       (5)
Cash and cash equivalents at beginning of year..............     24       17       22
                                                              -----    -----    -----
          Cash and Cash Equivalents at End of Year..........  $  23    $  24    $  17
                                                              =====    =====    =====

                See notes to consolidated financial statements.

                                  GENCORP INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                  ACCUMULATED
                                    COMMON STOCK ISSUED                              OTHER             TOTAL
                                    -------------------    OTHER    RETAINED     COMPREHENSIVE     SHAREHOLDERS'
                                      SHARES     AMOUNT   CAPITAL   EARNINGS     INCOME (LOSS)        EQUITY
                                    ----------   ------   -------   --------   -----------------   -------------
                                                               (DOLLARS IN MILLIONS)
NOVEMBER 30, 1996.................  33,479,647   $   3     $ 22      $  24           $  7              $ 56
Net income........................                                     137                              137
Currency translation adjustments
  and other.......................                                                    (15)              (15)
Cash dividends -- $.60 per
  share...........................                                     (22)                             (22)
Conversion of subordinated
  debentures......................   7,151,686       1      114                                         115
Shares issued under stock option
  and incentive plans, net........     694,126      --       10                                          10
                                    ----------   -----     ----      -----           ----              ----
NOVEMBER 30, 1997.................  41,325,459       4      146        139             (8)              281
Net income........................                                      84                               84
Currency translation adjustments
  and other.......................                                                     (1)               (1)
Cash dividends -- $.60 per
  share...........................                                     (25)                             (25)
Shares issued under stock option
  and incentive plans, net........     210,065      --        5                                           5
                                    ----------   -----     ----      -----           ----              ----
NOVEMBER 30, 1998.................  41,535,524       4      151        198             (9)              344
Net income........................                                      72                               72
Currency translation adjustments
  and other.......................                                                     (9)               (9)
Cash dividends -- $.48 per
  share...........................                                     (20)                             (20)
Shares issued under stock option
  and incentive plans, net........     326,777      --        4                                           4
Dividend transfer from OMNOVA
  Solutions, Inc..................                          200                                         200
Net asset transfer to OMNOVA
  Solutions, Inc..................                         (355)      (157)             1              (511)
                                    ----------   -----     ----      -----           ----              ----
NOVEMBER 30, 1999.................  41,862,301   $   4     $ --      $  93           $(17)             $ 80
                                    ==========   =====     ====      =====           ====              ====

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION -- The Company is a multinational manufacturing company operating primarily in the United States. Information on the Company's operations by segment and geographic area is provided in Note -- T Business Segment Information.

     CONSOLIDATION -- The consolidated financial statements of the Company include the accounts of the parent company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

     REVENUE RECOGNITION -- Generally, sales are recorded when products are shipped or services are rendered. Sales and income under most government fixed-price and fixed-price-incentive production type contracts are recorded as deliveries are made. For contracts where relatively few deliverable units are produced over a period of more than two years, revenue and income are recognized at the completion of measurable tasks, rather than upon delivery of the individual units. Sales under cost reimbursement contracts are recorded as costs are incurred, and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. Certain government contracts contain cost or performance incentive provisions which provide for increased or decreased fees or profits based upon actual performance against established targets or other criteria. Penalties and cost incentives are considered in estimated sales and profit rates. Performance incentives are recorded when measurable or when awards are made. Provisions for estimated losses on contracts are recorded when such losses become evident.

     USE OF ESTIMATES -- The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     ENVIRONMENTAL COSTS -- The Company expenses, on a current basis, recurring costs associated with managing hazardous substances and pollution in ongoing operations. The Company accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred, and its proportionate share of the amount can be reasonably estimated. The Company recognizes amounts recoverable from insurance carriers, the United States Government or other third parties, when the collection of such amounts is probable. Pursuant to United States Government agreements or regulations, the Company can recover a substantial portion of its environmental costs for its aerospace and defense business through the establishment of prices of the Company's products and services sold to the United States Government. With the exception of applicable amounts representing current assets and liabilities, recoverable amounts and accrued costs are included in other long-term assets and liabilities.

     FAIR VALUE OF FINANCIAL INSTRUMENTS -- The Company's cash equivalents and short and long-term bank debt bear interest at market rates, and therefore, their carrying values approximate their fair values.

     INVENTORIES -- Inventories are stated at the lower of cost or market. The Vehicle Sealing segment uses the last-in, first-out method. The aerospace, defense and fine chemicals segment uses the average cost method. Foreign operations use the first-in, first-out method.

     Work-in-process on fixed-price contracts includes direct costs and overhead, less the estimated average cost of deliveries. Appropriate general and administrative costs are allocated to government contracts.

     LONG-LIVED ASSETS -- Property, plant and equipment are recorded at cost. Refurbishment costs are capitalized in the property accounts, whereas ordinary maintenance and repair costs are expensed as incurred. Depreciation is computed principally by accelerated methods for aerospace and defense, and by the straight-line method for the remainder of the Company. Depreciable lives on buildings and improvements, and machinery and equipment, range from 10 years to 40 years, and 3 years to 12 years, respectively. Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired and is amortized on a straight-line basis over periods ranging from 15 to 20 years. Identifiable intangible assets, such as patents, trademarks and licenses, are recorded at cost or when acquired as part of a business combination at estimated fair value. Identifiable intangible assets are amortized over their estimated useful life using the straight-line method over periods ranging from 3 to 15 years. Accumulated amortization of goodwill and identifiable intangible assets at both November 30, 1999 and 1998 was $4 million.

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

     STATEMENTS OF CASH FLOWS -- For purposes of the statements of cash flows, all highly liquid debt instruments purchased with an original maturity of three months or less, are considered to be cash equivalents.

     RECLASSIFICATIONS -- Certain reclassifications have been made to conform prior year's data to the current presentation.

NOTE B -- DISCONTINUED OPERATIONS

     On December 17, 1998, the Company announced a plan to spin-off its performance chemicals and decorative & building products businesses (OMNOVA Solutions Inc.) to GenCorp shareholders as a separate, publicly traded company. During the third fiscal quarter of 1999, the Internal Revenue Service issued a favorable ruling that GenCorp's planned spin-off would be a tax-free transaction. Shareholders voted to approve the transaction at a special shareholders meeting on September 8, 1999. GenCorp's Board of Directors gave final approval of the plan on September 17, 1999 and declared a dividend of one share of OMNOVA Solutions Inc. common stock for each share of GenCorp common stock held on the September 27, 1999 record date for the dividend. The dividend distribution was made on October 1, 1999. GenCorp continues to operate Aerojet, its existing aerospace, defense and fine chemicals segment, and its Vehicle Sealing segment.

     On April 30, 1999, the Company sold its Penn Racquet Sports division (Penn) to HTM Sports-und Freizeitgerate AG, an Austrian company and HTM USA Holdings Inc., for aggregate consideration of approximately $42 million. The Company recognized a pre-tax gain of $16 million on this transaction.

     GenCorp has effectively disposed of its polymer products segment as a result of the spin-off and sale of Penn, and the Company's financial statements now reflect OMNOVA Solutions Inc. and Penn as discontinued operations. Discontinued operations also include certain other operations of the Company's polymer products segment which were previously sold and expenses related to the spin-off totaling approximately $25 million. Interest expense allocated to the business segments by GenCorp management, based on the use of the borrowings, amounted to $14 million, $8 million, and $4 million in 1999, 1998 and 1997, respectively. Results for these discontinued operations were:

                                                              YEARS ENDED NOVEMBER 30
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
                                                               (DOLLARS IN MILLIONS)
Net Sales...................................................  $666     $689     $615
                                                              ----     ----     ----
Income before income taxes..................................  $ 50     $ 76     $ 64
Income tax provision........................................   (24)     (30)     (26)
                                                              ----     ----     ----
Income from discontinued operations, net of taxes...........  $ 26     $ 46     $ 38
                                                              ----     ----     ----

NOTE C -- UNUSUAL ITEMS

     During 1999, the Company incurred unusual items resulting in income before taxes of $12 million. Unusual items included a gain of $59 million on settlements covering certain environmental claims with certain of the Company's insurance carriers (see Note S -- Contingencies); a provision of $33 million for environmental remediation costs associated principally with the Company's initial estimate of its probable share, as a potentially responsible party
(PRP), in the portion of the San Gabriel Valley Basin Superfund Site known as the Baldwin Park Operable Unit (BPOU) (see Note S - Contingencies); a provision for environmental remediation costs at the Company's Lawrence, Massachusetts site of $6 million (see Note S - Contingencies); a provision for environmental remediation costs associated with other Company sites of $2 million (see Note
S -- Contingencies); a charge of $4 million related to a pricing dispute with a major Vehicle Sealing customer; a charge of $1 million for write-down of certain Vehicle Sealing assets to net realizable value; and a charge of $1 million related to relocation/retention costs associated with the spin-off.

     During 1998, the Company incurred unusual items resulting in income of $9 million. Unusual items included charges of $4 million primarily related to exiting the plastic extrusions appliance gasket business offset by a gain of $13 million from the sale of surplus land in Nevada by Aerojet.

NOTE D -- NEW ACCOUNTING PRONOUNCEMENTS

     The Emerging Issues Task Force reached consensus in September 1999 on Issue 99-5 (EITF 99-5) which deals with pre-production costs incurred by original equipment manufacturer (OEM) suppliers to perform certain services related to the design and development of the parts they will supply to OEMs and to design and build molds, dies, and other tools that will be used in producing the parts. Companies must determine whether pre-production costs meet the criteria in EITF 99-5 to be capitalized, subject to FASB Statement 121, or should be expensed as incurred. The EITF is effective immediately.

     The Company believes that it is in compliance with EITF 99-5 and as such, it will not impact the Company's future earnings or financial position.

NOTE E -- OTHER DIVESTITURES

     On June 30, 1998, the Company sold its plastic extrusions appliance gasket business to ILPEA, Inc. for an aggregate consideration of approximately $3 million.

NOTE F -- EARNINGS PER SHARE

     A reconciliation of the numerator and denominator used in the basic and diluted earnings per share from continuing operations computations is as follows:

                                                                YEARS ENDED NOVEMBER 30
                                                              ---------------------------
                                                               1999      1998      1997
                                                              ------    ------    -------
                                                                 (DOLLARS IN MILLIONS)
NUMERATOR
Numerator for basic earnings per share -- income from
  continuing operations available to common shareholders....  $   46    $   38    $    99
Effect of dilutive securities:
  8% convertible subordinated debentures....................      --        --          3
                                                              ------    ------    -------
Numerator for diluted earnings per share -- income from
  continuing operations available to common shareholders
  after assumed conversions.................................  $   46    $   38    $   102
                                                              ======    ======    =======

                                                                 (SHARES IN THOUSANDS)
DENOMINATOR
Denominator for basic earnings per share -- weighted average
  shares outstanding........................................  41,741    41,468     37,023
Effect of dilutive securities:
  8% convertible subordinated debentures....................      --        --      3,855
  Employee stock options....................................     394       549        468
  Other.....................................................      13        16         16
                                                              ------    ------    -------
Dilutive potential common shares............................     407       565      4,339
                                                              ------    ------    -------
Denominator for diluted earnings per share -- adjusted
  weighted average shares and assumed conversions...........  42,148    42,033     41,362
                                                              ======    ======    =======
EARNINGS FROM CONTINUING OPERATIONS PER SHARE OF COMMON
  STOCK
Basic earnings per share....................................  $ 1.11    $ 0.91    $  2.68
Diluted earnings per share..................................  $ 1.09    $ 0.90    $  2.48

NOTE G -- RESEARCH AND DEVELOPMENT EXPENSE

     Company-sponsored Research and Development (R&D) expense was $26 million in 1999 and $20 million in both 1998 and 1997. Company-sponsored R&D expense includes the costs of technical activities that are useful in developing new products, services, processes or techniques, as well as those expenses for technical activities that may significantly improve existing products or processes.

     Customer-sponsored R&D expenditures, which are funded under government contracts, totaled $230 million in 1999, $207 million in 1998 and $175 million in 1997.

NOTE H -- INCOME TAXES

                                                               YEARS ENDED NOVEMBER 30
                                                              --------------------------
                                                              1999      1998       1997
                                                              -----    -------    ------
                                                                (DOLLARS IN MILLIONS)
INCOME TAX PROVISION (BENEFIT) FROM CONTINUING OPERATIONS
CURRENT
U.S. federal................................................  $  30    $     6    $  (67)
State and local.............................................     10         --         2
Foreign.....................................................      2          4         7
                                                              -----    -------    ------
                                                                 42         10       (58)
DEFERRED
U.S. federal................................................    (12)        11        12
State and local.............................................     (4)         3         1
Foreign.....................................................      4         (2)       --
                                                              -----    -------    ------
                                                                (12)        12        13
                                                              -----    -------    ------
          Income Tax Provision (Benefit)....................  $  30    $    22    $  (45)
                                                              =====    =======    ======
EFFECTIVE INCOME TAX RATE
Statutory federal income tax rate...........................   35.0%      35.0%     35.0%
State and local income taxes, net of federal income tax
  benefit...................................................    3.4        3.7       3.8
Tax settlements, including interest.........................     --       (3.0)   (126.1)
Earnings of subsidiaries taxed at other than U.S. statutory
  rate......................................................    0.2         --       0.6
Adjustment to estimated income tax accruals.................     --         --       2.3
Others, net.................................................    0.7        1.5       1.1
                                                              -----    -------    ------
          Effective Income Tax Rate.........................   39.3%      37.2%    (83.3)%
                                                              =====    =======    ======

     The Company reduced its 1998 and 1997 income tax expense by $2 million and $67 million, respectively, due to the receipt of federal income tax settlements for tax credits and related interest.

                                                                          NOVEMBER 30
                                                         ----------------------------------------------
                                                                 1999                     1998
                                                         ---------------------    ---------------------
                                                         ASSETS    LIABILITIES    ASSETS    LIABILITIES
                                                         ------    -----------    ------    -----------
                                                                     (DOLLARS IN MILLIONS)
DEFERRED TAXES
Accrued estimated costs................................   $116         $--         $ 83         $--
Long-term contract method..............................      8          --            7          --
Depreciation...........................................     --           9           --          11
Pensions...............................................     --          36           --          46
NOLs and tax credit carryforwards......................      5          --           10          --
Other postretirement/employee benefits.................    117          --          146          --
                                                          ----         ---         ----         ---
          Deferred Taxes...............................   $246         $45         $246         $57
                                                          ====         ===         ====         ===

     The consolidated balance sheets reflect net deferred income taxes of $52 million and $36 million in prepaid expenses and other at November 30, 1999 and 1998, respectively. Included in other long-term assets for 1999 and 1998 are net deferred income taxes of $149 million and $153 million, respectively. The majority of net operating loss (NOLs) and tax credit carryforwards have an indefinite carryforward period with the remaining portion expiring in years through 2007. Pretax income from continuing operations of foreign subsidiaries was $17 million in 1999, $8 million in 1998 and $19 million in 1997. Cash paid during the year for income taxes of the continuing and discontinued operations was $58 million in 1999, $33 million in 1998 and $70 million in 1997.

NOTE I -- ACCOUNTS RECEIVABLE

     At November 30, the amount of commercial receivables was $79 million and $90 million for 1999 and 1998, respectively. Receivables for the Vehicle Sealing segment of $63 million and $52 million in 1999 and 1998, respectively, are due primarily from General Motors and Ford. The amount of United States Government receivables was $60 million and $74 million for 1999 and 1998, respectively. Included in the 1999 and 1998 United States Government receivables is $12 million and $16 million, respectively, for environmental remediation recovery (see Note S -- Contingencies). The Company's receivables are generally unsecured and are not backed by collateral from its customers.

     Also included in accounts receivable from the United States Government are unbilled receivables of $10 million and $11 million at November 30, 1999 and 1998, respectively, relating to long-term government contracts. Such amounts are billed either upon delivery of completed units or settlements of contracts. The unbilled receivables amount at November 30, 1999 includes $5 million expected to be collected in fiscal year 2000, and $5 million expected to be collected in subsequent years.

NOTE J -- INVENTORIES

                                                                   NOVEMBER 30
                                                              ----------------------
                                                                1999          1998
                                                              --------      --------
                                                              (DOLLARS IN MILLIONS)
Raw materials and supplies..................................   $  23         $  20
Work-in-process.............................................       4             3
Finished products...........................................      10             9
                                                               -----         -----
Approximate replacement cost of inventories.................      37            32
Reserves, primarily LIFO....................................      (6)           (5)
Long-term contracts at average cost.........................     293           276
Progress payments...........................................    (180)         (202)
                                                               -----         -----
          Inventories.......................................   $ 144         $ 101
                                                               =====         =====

     Aerojet's inventories applicable to government contracts include general and administrative costs. The total of such costs incurred in 1999 and 1998 was $59 million and $79 million, respectively, and the amount in inventory at the end of those years is estimated at $24 million and $29 million, respectively.

     The Company currently has $28 million of inventory that has multiple applications due to its commercial nature. A customer is currently seeking additional capital to incorporate this commercial inventory into their product. The Company believes that either the customer will be successful in obtaining such capital or that the commercial nature of the inventory will allow it to be sold to alternative customers.

     Inventories using the LIFO method represented 70 percent and 81 percent of inventories at replacement cost at November 30, 1999 and 1998, respectively.

NOTE K -- EMPLOYEE BENEFIT PLANS

     In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132). SFAS 132 supersedes the disclosure requirements in Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 132 addresses disclosure issues only and did not change the measurement or recognition provisions specified in those Statements.

     Effective August 31, 1999, the Company changed its measurement date for all United States pension and postretirement health care and life insurance plans from November 30 to August 31. The effect of the measurement date change was not material.

     PENSION PLANS -- The Company has a number of defined benefit pension plans which cover substantially all salaried and hourly employees. Normal retirement age is generally 62 or 65, but certain plan provisions allow for earlier retirement. The Company's funding policy is consistent with the funding requirements of federal law. The pension plans provide for pension benefits, the amounts of which are calculated under formulas principally based on average earnings and length of service for salaried employees and under negotiated non-wage based formulas for hourly employees. The majority of the pension plans' assets are invested in short-term investments, listed stocks and bonds.

                                                              1999     1998(1)    1997(1)
                                                              -----    -------    -------
                                                                 (DOLLARS IN MILLIONS)
PENSION COST
Service cost for benefits earned during the year............  $  20     $  19      $  16
Interest cost on benefit obligation.........................    139       137        132
Assumed return on plan assets(2)............................   (182)     (171)      (159)
Amortization of unrecognized amounts........................     --        (1)        --
Special Events..............................................      4        --         --
                                                              -----     -----      -----
          Total.............................................  $ (19)    $ (16)     $ (11)
                                                              =====     =====      =====
Continuing operations.......................................     (3)      N/A        N/A
Discontinued operations.....................................    (16)      N/A        N/A
                                                              -----     -----      -----
          Total.............................................  $ (19)    $ (16)     $ (11)
                                                              =====     =====      =====

---------------
(1) In connection with the spin-off, OMNOVA Solutions Inc. assumed the pension liabilities and received related assets for its active employees and for certain former employees. The components of pension cost for 1998 and 1997 have not been restated for amounts related to continuing and discontinued operations as no detailed information was available.

(2) Actual returns on plan assets were $224 million in 1999, $289 million in 1998, and $301 million in 1997.

                                                                1999          1998
                                                              --------      --------
                                                              (DOLLARS IN MILLIONS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................   $1,944        $1,894
  Service cost..............................................       19            19
  Interest cost.............................................      139           137
  Amendments................................................        3             2
  Effect of spin-off of OMNOVA Solutions Inc................     (141)           --
  Actuarial (gain) loss.....................................       (2)           22
  Benefits paid.............................................     (137)         (130)
                                                               ------        ------
          Benefit Obligation at End of Year(1)..............   $1,825        $1,944
                                                               ======        ======
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............   $2,417        $2,256
  Actual return on assets...................................      224           289
  Employer contributions....................................        5             2
  Benefits paid.............................................     (137)         (130)
  Effect of spin-off of OMNOVA Solutions Inc................     (265)           --
                                                               ------        ------
          Fair Value of Plan Assets at End of Year..........   $2,244        $2,417
                                                               ======        ======
Funded status...............................................   $  419        $  473
  Unrecognized actuarial gain...............................     (311)         (349)
  Unrecognized prior service cost...........................       20            29
  Unrecognized transition amount............................      (12)          (20)
  Minimum funding liability.................................       (3)           (6)
                                                               ------        ------
          Net Amount Recognized(2)..........................   $  113        $  127
                                                               ======        ======

---------------
(1) Included $16 million and $30 million in 1999 and 1998, respectively for unfunded plans.

(2) Included $15 million and $18 million in 1999 and 1998, respectively for unfunded plans.

                                                              1999    1998    1997
                                                              ----    ----    ----
WEIGHTED AVERAGE ASSUMPTIONS
  Discount rate.............................................   7%      7%      7%
  Assumed long-term rate of return on plan assets...........   9%      9%      9%
  Annual rates of salary increase (for plans that base
     benefits on final compensation level)..................   5%      5%      5%

The net prepaid pension was included in:

                                                                1999          1998
                                                              --------      --------
                                                              (DOLLARS IN MILLIONS)
Amounts recognized in the consolidated balance sheet:
Prepaid benefit cost........................................    $113          $127
Intangible assets...........................................       2             3
Other shareholders' equity..................................       1             3
Minimum funding liability...................................      (3)           (6)
                                                                ----          ----
          Net Amount Recognized.............................    $113          $127
                                                                ====          ====

     HEALTH CARE PLANS - In addition to providing pension benefits, the Company currently provides certain health care and life insurance benefits to most retired employees in the United States with varied coverage by employee groups. The health care plans generally provide for cost sharing in the form of employee contributions, deductibles and coinsurance between the Company and its retirees. Retirees in certain other countries are provided similar benefits by plans sponsored by their governments. These postretirement benefits are unfunded and are generally based on the employee's years of service and/or compensation level. The costs of postretirement benefits are accrued by the date the employees become eligible for the benefits.

     The components of the cost of these postretirement benefits, principally health care and life insurance, were:

                                                               1999     1998(1)    1997(1)
                                                              ------    -------    -------
                                                                 (DOLLARS IN MILLIONS)
Service cost for benefits earned during the year............  $    2    $    2     $    2
Interest cost on benefit obligation.........................      19        21         22
Amortization of unrecognized prior service cost.............      (6)       (6)        (6)
Curtailment.................................................      (1)       --         --
Special Retirement Program..................................       1        --         --
                                                              ------    ------     ------
          Total.............................................  $   15    $   17     $   18
                                                              ======    ======     ======
Continuing operations.......................................       3       N/A        N/A
Discontinued operations.....................................      12       N/A        N/A
                                                              ------    ------     ------
          Total.............................................  $   15    $   17     $   18
                                                              ======    ======     ======

---------------

(1) In connection with the spin-off, OMNOVA Solutions Inc. assumed the postretirement benefit liabilities for its active employees and for former employees. The components of the cost of postretirement benefits for 1998 and 1997 have not been restated for amounts related to continuing and discontinued operations as no detailed information was available.

                                                               1999        1998        1997
                                                             --------    --------    --------
                                                                  (DOLLARS IN MILLIONS)
WEIGHTED AVERAGE ASSUMPTIONS
Discount rate..............................................        7%          7%          7%
Initial trend rate for health care costs(1)................        9%          9%          9%
Ultimate trend rate for health care costs..................        6%          6%          6%
                                                             --------    --------    --------

---------------

(1) The initial trend rate for health care costs declines by one percent per year, to six percent for years after the year 2000.

     A one percent increase in the assumed trend rate for health care costs would have increased the cost of 1999 postretirement health care benefits by $0.3 million and the accumulated benefit obligation by $2.6 million as of November 30, 1999.

     As of November 30, 1999 and 1998 the status of GenCorp's postretirement health care and life insurance benefit plans was:

                                                                    NOVEMBER 30
                                                               ---------------------
                                                                1999        1998(1)
                                                               ------      ---------
                                                               (DOLLARS IN MILLIONS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................    $309          $314
  Service cost..............................................       2             2
  Interest cost.............................................      19            21
  Amendments................................................       1            --
  Effect of spin-off of OMNOVA Solutions Inc................     (51)           --
  Curtailments..............................................      (1)           --
  Actuarial (gain) loss.....................................     (16)            3
  Benefits paid.............................................     (25)          (31)
                                                                ----          ----
          Benefit Obligation at End of Year.................    $238          $309
                                                                ====          ====

                                                                    NOVEMBER 30
                                                               ----------------------
                                                                 1999          1998
                                                               --------      --------
                                                               (DOLLARS IN MILLIONS)
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............    $  --         $  --
  Actual return on assets...................................       --            --
  Employer contributions....................................       25            31
  Benefits paid.............................................      (25)          (31)
                                                                -----         -----
          Fair Value of Plan Assets at End of Year..........    $  --         $  --
                                                                =====         =====
Funded status...............................................    $(238)        $(309)
  Unrecognized actuarial (gain)/loss........................       (8)           10
  Unrecognized prior service cost...........................      (41)          (50)
                                                                -----         -----
Net Amount Recognized.......................................    $(287)        $(349)
                                                                -----         -----
Benefit payments 8/31 - 11/30...............................        8           N/A
                                                                -----         -----
          Accrued Benefit Cost at End of Year...............    $(279)        $(349)
                                                                =====         =====

---------------

(1) In connection with the spin-off, OMNOVA Solutions Inc. assumed the postretirement benefit liabilities for its active employees and for former employees. The accumulated benefit obligation and the components of the accrued liability for 1998 have not been restated for amounts related to continuing and discontinued operations as no detailed information was available.

     The accrued net accrued liability was included in:

                                                                    NOVEMBER 30
                                                               ----------------------
                                                                 1999          1998
                                                               --------      --------
                                                               (DOLLARS IN MILLIONS)
Amounts recognized in the consolidated balance sheet:
Other current liabilities...................................    $  28         $  54
Long term liability.........................................      251           295
                                                                -----         -----
          Net Amount Recognized.............................    $ 279         $ 349
                                                                -----         -----

     The Company also sponsors a number of defined contribution pension plans. Participation in these plans is available to substantially all salaried employees and to certain groups of hourly employees. Company contributions to these plans are based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of each plan. The cost of these plans was $9 million in 1999, $9 million in 1998, and $8 million in 1997. The Company funds its contribution to the salaried plan with either GenCorp common stock or cash.

NOTE L -- OTHER ASSETS

                                                                   NOVEMBER 30
                                                              ----------------------
                                                                1999          1998
                                                              --------      --------
                                                              (DOLLARS IN MILLIONS)
Expected recoveries from U.S. Government and third parties
  for environmental remediation (excluding $12 million and
  $16 million classified as current)........................    $211          $149
Deferred taxes..............................................     149           153
Prepaid pension.............................................     113           127
Goodwill....................................................       8            11
Other.......................................................      51            54
                                                                ----          ----
          Other Assets......................................    $532          $494
                                                                ====          ====

NOTE M -- ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

                                                                   NOVEMBER 30
                                                              ----------------------
                                                                1999          1998
                                                              --------      --------
                                                              (DOLLARS IN MILLIONS)
ACCRUED EXPENSES
Payable for goods and services..............................    $177          $157
Accrued compensation and employee benefits..................      32            33
Environmental reserves......................................      22            33
Other.......................................................      43            20
                                                                ----          ----
          Accrued Expenses..................................    $274          $243
                                                                ====          ====
OTHER LONG-TERM LIABILITIES
Environmental reserves......................................    $346          $246
Other.......................................................      33            36
                                                                ----          ----
          Other Long-Term Liabilities.......................    $379          $282
                                                                ====          ====

NOTE N -- LONG-TERM DEBT AND CREDIT LINES

                                                                   NOVEMBER 30
                                                              ----------------------
                                                                1999          1998
                                                              --------      --------
                                                              (DOLLARS IN MILLIONS)
LONG-TERM DEBT
Revolving loans.............................................    $149          $355
Other.......................................................      --             4
                                                                ----          ----
Total debt..................................................     149           359
Less amounts due within one year............................      --            (3)
                                                                ----          ----
          Long-Term Debt....................................    $149          $356
                                                                ====          ====

     On September 30, 1998, the Company entered into a new $75 million revolving credit facility for the purchase of certain assets of Sequa Chemicals, the specialty chemicals unit of Sequa Corporation. On May 10, 1999, the Company paid down and cancelled the $75 million revolving credit facility.

     In connection with the spin-off, the Company executed a new five year, $250 million Revolving Credit Facility Agreement (New Facility) which expires in 2004 and is secured by stock of certain subsidiaries of the Company. Under the terms of the New Facility, the Company pays a commitment fee for unused available funds. Interest rates are variable, primarily based on LIBOR, and the New Facility includes various covenants. As of November 30, 1999, $149 million was outstanding under the New Facility. The Company must comply with certain restrictive covenants which require the Company to meet specified financial ratios and restrict dividend payments, capital expenditures, incurrence of additional debt and other transactions. The Company was in compliance with such covenants as of November 30, 1999.

     At November 30, 1999, outstanding letters of credit totaled $20 million.

     Prior to GenCorp's distribution of OMNOVA Solutions Inc. shares, OMNOVA Solutions Inc. paid a cash dividend of $200 million to GenCorp, which was used to repay debt under the previous revolver.

     Cash paid during the year for interest was $20 million in 1999, $13 million in 1998 and $17 million in 1997.

NOTE O -- PREFERRED SHARE PURCHASE RIGHTS

     In January 1997, the Board of Directors extended for ten additional years GenCorp's Shareholder Rights Plan, as amended (Plan). When the Plan was originally adopted in 1987, the Directors declared a dividend of one Preferred Share Purchase Right (Right) on each outstanding share of common stock, payable to shareholders of record on February 27, 1987. Rights outstanding at November 30, 1999 and 1998 were 41,862,301 and 41,535,524, respectively. The Plan provides that under certain circumstances each Right will entitle shareholders to buy one one-hundredth of a share of a new Series A Cumulative Preference Stock at an exercise price of $100. The Rights are exercisable only if a person or group acquires 20 percent or more of GenCorp's common stock or announces a tender or exchange offer that will result in such person or group acquiring 30 percent or more of the common stock. GenCorp is entitled to redeem the Rights at two cents per Right at any time until ten days after a 20 percent position has been acquired (unless the Board elects to extend such time period, which in no event may exceed 30 days). If the Company is involved in certain transactions after the Rights become exercisable, a holder of Rights (other than Rights beneficially owned by a shareholder who has acquired 20 percent or more of GenCorp's common stock, which Rights become void) is entitled to buy a number of the acquiring company's common shares, or GenCorp's common stock, as the case may be, having a market value of twice the exercise price of each Right. A potential dilutive effect may exist upon the exercise of the Rights. The Rights under the extended Plan expire on February 18, 2007. Until a Right is exercised, the holder has no rights as a stockholder of the Company including, without limitation, the right to vote as a stockholder or to receive dividends.

     At November 30, 1999, 575,000 shares of $1 par value Series A Cumulative Preference Stock were reserved for issuance upon exercise of Preferred Share Purchase Rights.

NOTE P -- STOCK-BASED COMPENSATION PLANS

     The Company has a 1997 Stock Option Plan and a 1993 Stock Option Plan. Each plan provides for an aggregate of 2,500,000 shares of the Company's common stock to be purchased pursuant to stock options or to be subject to stock appreciation rights (SARs), which may be granted to selected officers and key employees at prices equal to the market value of a share of common stock on the date of grant. In general, options are exercisable in 25 percent increments at six months, one year, two years and three years from the date of grant. No stock appreciation rights have been granted.

     Under the terms of the spin-off, stock options granted prior to the spin-off of OMNOVA Solutions Inc. were adjusted effective October 1, 1999 to reflect the fair value of the options at the time of the spin-off. In addition, holders of vested options were generally granted one option for the purchase of OMNOVA Solutions Inc. shares for each option vested as of October 1, 1999. Non-vested options held by employees of OMNOVA Solutions Inc. were generally cancelled and options for the purchase of OMNOVA Solutions Inc. stock were granted. Continuing GenCorp employees holding non-vested options were generally granted additional options for the purchase of GenCorp shares, such that the aggregate intrinsic value of the options on October 1, 1999 equaled the aggregate intrinsic value of the options immediately prior to the spin-off.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     If compensation cost for the stock options granted in 1999, 1998 and 1997 had been determined based on the fair value method of FASB Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's net income and diluted earnings per share would have been reduced by $3 million ($.06 per share), $3 million ($.06 per share) and $2 million ($.05 per share) for the years ended November 30, 1999, 1998 and 1997, respectively. The pro forma effect on net income for 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996. The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rates of 5.0 percent for 1999, 4.25 percent for 1998 and 6.0 percent for 1997; dividend yield of 1.9 percent for 1999, 2.4 percent for 1998 and 3.1 percent for 1997; volatility factor of the expected market price of the Company's common stock of 34 percent for 1999, 32 percent for 1998 and 31 percent for 1997; and a weighted-average expected life of the option of 5 years for 1999, 1998 and 1997.

     A summary of the Company's stock option activity, and related information for the years ended November 30 are as follows:

                                      1999                         1998                         1997
                           --------------------------   --------------------------   --------------------------
                           OPTIONS   WEIGHTED AVERAGE   OPTIONS   WEIGHTED AVERAGE   OPTIONS   WEIGHTED AVERAGE
                            (000)     EXERCISE PRICE     (000)     EXERCISE PRICE     (000)     EXERCISE PRICE
                           -------   ----------------   -------   ----------------   -------   ----------------
Outstanding at beginning
  of year................   3,226         $10.05         2,752         $ 8.39         2,440         $ 6.97
Granted..................     965         $ 9.70           752         $15.72         1,068         $10.59
Exercised................    (371)        $ 6.69          (179)        $ 8.24          (684)        $ 6.86
Forfeited/cancelled......    (520)        $12.81           (99)        $10.72           (72)        $ 6.79
                            -----                        -----                        -----
Outstanding at end of
  year...................   3,300         $10.13         3,226         $10.05         2,752         $ 8.39
                            -----                        -----                        -----
Exercisable at end of
  year...................   2,185         $ 9.44         2,067         $ 8.53         1,530         $ 7.49
                            -----                        -----                        -----
Weighted-average
  grant-date fair value
  of options granted
  during the year........   $3.12                        $4.37                        $2.84

     The following table summarizes the range of exercise prices and weighted-average exercise prices for options outstanding and exercisable at November 30, 1999 under the Company's stock option plans:

                                                                             WEIGHTED
                                                                             AVERAGE
FISCAL YEAR IN                            OPTIONS                           REMAINING         OPTIONS
WHICH GRANTS              RANGE OF      OUTSTANDING   WEIGHTED AVERAGE   CONTRACTUAL LIFE   EXERCISABLE   WEIGHTED AVERAGE
WERE ISSUED            EXERCISE PRICE      (000)       EXERCISE PRICE         (YRS)            (000)       EXERCISE PRICE
---------------------  --------------   -----------   ----------------   ----------------   -----------   ----------------
1993.................  $  8.44-$8.77         205           $ 8.66              3.9               205           $ 8.66
1994.................  $  6.66-$7.26         275           $ 6.82              4.7               275           $ 6.82
1995.................  $  5.67-$5.94         353           $ 5.91              5.8               353           $ 5.91
1996.................  $  6.53-$8.91         313           $ 7.97              6.8               313           $ 7.97
1997.................  $ 9.24-$15.64         750           $10.84              7.4               563           $10.84
1998.................  $ 9.76-$16.06         547           $15.80              8.4               273           $15.80
1999.................  $ 9.40-$13.59         857           $ 9.84              9.3               203           $ 9.67
                                           -----                                               -----
     Total...........                      3,300           $10.13              7.4             2,185           $ 9.44
                                           =====                                               =====

NOTE Q -- COMMON STOCK

     At November 30, 1999, 10,500,262 shares of $.10 par value common stock were reserved for future issuance for discretionary payments of the Company's portion of Retirement Savings Plan contributions, exercise of options and payments of awards under stock-based compensation plans.

NOTE R -- LEASE COMMITMENTS

     The Company and its subsidiaries lease certain facilities, machinery and equipment and office buildings under long-term, noncancelable operating leases. The leases generally provide for renewal options ranging from five to ten years and require the Company to pay for utilities, insurance, taxes and maintenance. Rent expense was $4 million in 1999, $5 million in 1998, and $6 million in 1997. Future minimum commitments at November 30, 1999 for existing operating leases were $3 million, with annual amounts declining to $2 million in 2001, to $1 million in 2002 and 2003. The Company's obligations for leases after 2003 are not material.

NOTE S -- CONTINGENCIES

  ENVIRONMENTAL MATTERS

     Sacramento, California -- In 1989, the United States District Court approved a Partial Consent Decree (Decree) requiring Aerojet to conduct a Remedial Investigation/Feasibility Study (RI/FS) of Aerojet's Sacramento, California site and to prepare a RI/FS report on specific environmental conditions present at the site and alternatives available to remedy such conditions. Aerojet also is required to pay for certain governmental oversight costs associated with Decree compliance. The State of California expanded surveillance of perchlorate and nitrosodimethylamine (NDMA) under the RI/FS because these chemicals were detected in public water supply wells near Aerojet's property at previously undetectable levels using new testing protocols.

     Aerojet has substantially completed its efforts under the Decree to determine the nature and extent of contamination at the facility. Preliminarily, Aerojet has identified the technologies that will likely be used to remediate the site and estimated costs using generic remedial costs from databases of Superfund remediation costs. Over the next several years, Aerojet will conduct feasibility studies to refine technical approaches and costs to remediate the site. The remediation costs are principally for design, construction, enhancement and operation of groundwater and soil treatment facilities, ongoing project management and regulatory oversight, and are expected to be incurred over a period of approximately 15 years. Aerojet is also addressing groundwater contamination off of its facility through the development of an Operable Unit Feasibility Study. This Study was completed and submitted as a draft to the governmental oversight agencies in December 1999. The Study enumerates various remedial alternatives by which offsite groundwater can be addressed. It will be subject to both governmental agency and public review and comment before being approved for implementation.

     San Gabriel Valley Basin, California -- Aerojet, through its Azusa facility, has been named by the United States Environmental Protection Agency
(EPA) as a potentially responsible party (PRP) in the portion of the San Gabriel Valley Superfund Site known as the Baldwin Park Operable Unit (BPOU). Regulatory action involves requiring site specific investigation, possible cleanup, issuance of a Record of Decision (ROD) regarding regional groundwater remediation and issuance to Aerojet and 18 other PRPs Special Notice letters requiring groundwater remediation.

     All of the Special Notice PRPs are alleged to have contributed volatile organic compounds (VOCs). Aerojet's investigation demonstrated that the groundwater contamination by VOCs is principally upgradient of Aerojet's property and that lower concentrations of VOC contaminants are present in the soils of Aerojet's presently and historically owned properties. The EPA contends that Aerojet is one of the four largest sources of VOC groundwater contamination at the BPOU of the 19 PRPs identified by the EPA. Aerojet contests the EPA's position regarding the source of contamination and the number of responsible PRPs. Aerojet is participating in a Steering Committee comprised of 14 of the PRPs.

     Soon after the EPA issued Special Notice letters in May 1997, as a result of the development of more sensitive measuring methods, perchlorate was detected in wells in the BPOU. More recently, NDMA was also detected using newly developed measuring methods. Suspected sources of perchlorate include Aerojet's solid rocket development and manufacturing activities in the 1940s and 1950s, and military ordnance produced by a facility adjacent to the Aerojet facilities in the 1940s. NDMA is a suspected byproduct of liquid rocket fuel activities by Aerojet in the same time period. In addition, new regulatory standards for a chemical known as 1.4 dioxane requires additional treatment. Aerojet may be a minor contributor of this chemical. Aerojet is in the process of developing new, low cost technologies for the treatment of perchlorate, NDMA and 1.4 dioxane.

     On September 10, 1999, eleven of the nineteen Special Notice PRP's, including Aerojet (the Offering Parties), submitted a Good Faith Offer to the EPA to implement an EPA-approved remedy, which was accepted by the agency as a basis for negotiating an Administrative Consent Order. The remedy, as currently proposed, would employ low cost treatment technologies being developed by Aerojet to treat perchlorate, NDMA, and 1.4 dioxane, as well as traditional treatment for VOCs.

     Since submitting the Good Faith Offer, Aerojet has continued negotiations with the other Offering Parties regarding final cost allocations, and the Offering Parties have continued negotiations with the court-appointed Watermaster and local water purveyors regarding an agreement that would provide for use of the remediation project's treated water. A discussion of Aerojet's efforts to estimate these costs is contained under the heading Aerojet's Reserve and Recovery Balances.

     On November 23, 1999, the Regional Board issued an order to Aerojet and other PRPs to conduct additional environmental investigations at their facilities. Aerojet is seeking review of this order while proceeding to comply.

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

     In May 1997, the United States Court of Appeals for the Sixth Circuit issued an en banc decision reversing Aerojet's and the other PRP's liability under the CERCLA statute. Petitions for certiorari to the United States Supreme Court for its review of the appellate decision were filed on behalf of the State of Michigan and the EPA and were granted in December 1997. On June 8, 1998, the United States Supreme Court issued its opinion. The Court held that a parent corporation could be directly liable as an operator under CERCLA if it can be shown that the parent corporation operated the facility. The Supreme Court vacated the Sixth Circuit's 1997 ruling and remanded the case back to the United States District Court in Michigan for retrial. Aerojet does not expect that it will be found liable on remand. Aerojet has been involved in settlement discussions with the EPA and a proposed consent decree was filed with the District Court in July 1999. If approved by the District Court, Aerojet and Cordova will be dismissed.

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

     Aerojet's Reserve and Recovery Balances -- On January 12, 1999, having finally received all necessary Government approvals, Aerojet and the United States Government implemented, with effect retroactive to December 1, 1998, the October 1997 Agreement in Principle resolving certain prior environmental and facility disagreements between the parties. Under this Agreement, a "global" settlement covering all environmental contamination (including perchlorate) at the Sacramento and Azusa sites was achieved; the Government/Aerojet environmental cost sharing ratio was raised to 88 percent/12 percent from the previous 65 percent/35 percent (with both Aerojet and the Government retaining the right to opt out of this sharing ratio for Azusa only, after at least $40 million in allowable environmental remediation costs at Azusa have been recognized); the cost allocation base for these costs was expanded to include all of Aerojet (in lieu of the prior limitation to the Sacramento business base); and Aerojet obtained title to all of the remaining Government facilities on its Sacramento property, together with an advance agreement recognizing the allowability of certain facility demolition costs.

     During the year ended November 30, 1999, Aerojet entered into a settlement agreement covering certain environmental claims with certain of its insurance carriers and received settlement proceeds of approximately $92 million. Under the terms of its agreements with the United States Government, Aerojet is obliged to credit the Government a portion of the insurance recoveries for past costs paid by the Government. Pending finalization of an agreement with the Government, Aerojet has estimated the amount of the credit and recorded a liability of $33 million for the Government portion of insurance recoveries, including applicable interest.

     In the fourth quarter of 1999, Aerojet obtained sufficient information to provide a reasonable basis for estimating the costs to address groundwater contamination off its Sacramento facility and its probable share of the San Gabriel Valley BPOU, and recorded those estimates in its reserve and recovery balances. Estimates regarding the Sacramento Western Groundwater Remediation were based on the Operable Unit Feasibility Study previous references and Aerojet's opinion as to which remediation alternative proposed by the study will be approved by the EPA and the State. Estimates regarding the San Gabriel Valley BPOU remediation were based on the Good Faith Offer/Administrative Consent Order and Watermaster/purveyor negotiations referenced previously. Not resolved at this time are whether Aerojet will have any additional liability for its possible share of water purveyor past cost claims, as well as the EPA's past and future costs. In regard to the matter discussed above, management believes, on the basis of presently available information, that resolution of this matter would not materially affect liquidity, capital resources, or the consolidated financial condition of the Company.

     As of November 30, 1999, Aerojet had total reserves of $330 million for costs to remediate the above sites and has recognized $223 million for probable future recoveries. These estimates are subject to change as work progresses, additional experience is gained and environmental standards are revised. In addition, legal proceedings to obtain reimbursements of environmental costs from insurers are continuing.

     Lawrence, Massachusetts -- The Company has studied remediation alternatives for its closed Lawrence, Massachusetts facility, which was contaminated with PCBs, and has begun site remediation and off-site disposal of debris. The Company has a reserve of $20 million for estimated decontamination and long-term operating and maintenance costs of this site. The reserve represents the Company's best estimate for the remaining remediation costs. Estimates of future remediation costs could range as high as $37 million depending on the results of future testing, and the ultimate remediation alternatives undertaken at the site. The time frame for remediation is currently estimated to range from five to ten years.

     Other Sites -- The Company is also currently involved, together with other companies, in 27 other Superfund and non-superfund remediation sites. In many instances, the Company's liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company's involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company's experience, interim and final allocations of liability costs are generally made based on relative contributions of waste. Based on the Company's previous experience, its allocated share has frequently been minimal, and in many instances, has been less than one percent. The Company has reserves of approximately $18 million as of November 30, 1999, which it believes are sufficient to cover its best estimate of its share of the environmental remediation costs at these other sites. Also, the Company is seeking recovery of its costs from its insurers.

ENVIRONMENTAL SUMMARY

     In regard to the sites discussed above, management believes, on the basis of presently available information, that resolution of these matters will not materially affect liquidity, capital resources or consolidated financial condition. The effect of resolution of these matters on results of operations cannot be predicted due to the uncertainty concerning both the amount and timing of future expenditures and future results of operations.

OTHER LEGAL MATTERS

     Olin Corporation -- In August 1991, Olin Corporation (Olin) advised GenCorp that it believed GenCorp to be jointly and severally liable for certain Superfund remediation costs, estimated by Olin to be $70 million, associated with a former Olin manufacturing facility and waste disposal sites in Ashtabula County, Ohio. In 1993, GenCorp sought declaratory judgment in the United States District Court for the Northern District of Ohio that the Company is not responsible for environmental remediation costs. Olin counterclaimed seeking a judgment that GenCorp is jointly and severally liable for a share of remediation costs. In late 1995, the Court hearing on the issue of joint and several liability was completed, and in August 1996 the Court held hearings relative to allocation. At its request, in 1998, the Court received an additional briefing regarding the impact of the recent Best Foods Supreme Court decision which the Company believes definitively addresses many issues in this case in its favor. Another hearing relative to liability and allocation was held on January 11, 1999. The Court rendered its interim decision on liability on August 16, 1999, finding GenCorp 30 percent liable for remediation costs at "Big D Campground" landfill and 40 percent liable for remediation costs attributable to the Olin TDI facility with regard to the Fieldsbrook site. Subsequent trial phases will address damages, likely to be scheduled for late 2000. GenCorp has filed a motion for reconsideration on issues of liability, or alternatively, permission to seek an interim appeal to the Sixth Circuit.

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

COLLECTIVE BARGAINING UNIT AGREEMENTS

     Nearly 60 percent of the Company's employees are covered by a variety of collective bargaining unit agreements. One agreement representing approximately 2 percent of the total workforce expires in fiscal year 2000.

NOTE T -- BUSINESS SEGMENT INFORMATION

     The aerospace, defense, and fine chemicals business segment designs, develops and manufactures propulsion systems and electronic sensor systems for the Department of Defense and National Aeronautics and Space Administration
(NASA). Its primary businesses are Propulsion, Electronic Systems and Fine Chemicals (formerly Custom Chemicals).

     The Vehicle Sealing business segment, designs and produces extruded rubber components for vehicle body and window sealing systems for the domestic, transplant and foreign automotive manufacturers.

     Sales in 1999, 1998 and 1997 to the United States Government and its agencies (principally the Department of Defense) totaled $519 million, $596 million and $516 million, respectively, and were generated almost entirely by the aerospace, defense and fine chemicals business segment. Sales to General Motors, primarily by the Vehicle Sealing business segment, were $250 million in 1999, $172 million in 1998 and $174 million in 1997. Sales to Ford Motor Company, primarily by the Vehicle Sealing business segment, were $120 million in 1999, $111 million in 1998 and $103 million in 1997. Intersegment sales were not material.

     Segment operating profit represents net sales from continuing operations less applicable costs, expenses and provisions for restructuring and unusual items relating to operations. Segment operating profit excludes corporate income and expenses, provisions for nonoperating unusual items, interest expense and income taxes.

     In 1999, the Company recognized unusual income of $21 million related to the Company's reportable segments. The unusual income included a gain of $59 million on settlements covering certain environmental claims with certain of the Company's insurance carriers, offset by a provision of $33 million for environmental remediation costs associated with the Company's initial estimate of its probable share, as a Potentially Responsible Party, in the Baldwin Park Operable Unit; a charge of $4 million related to a pricing dispute with a major Vehicle Sealing customer; and a charge of $1 million for write-down of certain Vehicle Sealing assets to net realizable value.

GEOGRAPHIC SEGMENTS

     GenCorp's operations are located primarily in Canada, Europe and the United States. Inter-area sales are not significant to the total sales of any geographic area. Unusual items included in operating profit pertained only to United States operations.

                                                               1999      1998      1997
                                                              ------    ------    ------
                                                                (DOLLARS IN MILLIONS)
NET SALES -- CONTINUING OPERATIONS
Canada......................................................  $  103    $   82    $   95
Europe......................................................      90        88        87
United States...............................................     871       869       761
United States export sales..................................       7         9        10
                                                              ------    ------    ------
                                                              $1,071    $1,048    $  953
                                                              ======    ======    ======
OPERATING PROFIT FROM CONTINUING OPERATIONS
Canada......................................................  $   10    $   10    $   19
Europe......................................................       4         1        (2)
United States...............................................      66        60        67
Unusual items...............................................      21         9        --
                                                              ------    ------    ------
                                                              $  101    $   80    $   84
                                                              ======    ======    ======
IDENTIFIABLE ASSETS
Canada......................................................  $   47    $   40    $   40
Europe......................................................      72       245        87
United States...............................................     948     1,160     1,005
                                                              ------    ------    ------
                                                               1,067     1,445     1,132
Corporate assets............................................     163       298       287
                                                              ------    ------    ------
          Total Assets......................................  $1,230    $1,743    $1,419
                                                              ======    ======    ======

                                  GENCORP INC.

                          BUSINESS SEGMENT INFORMATION

                                                               1999       1998        1997
                                                              ------    ---------    ------
                                                                  (DOLLARS IN MILLIONS)
NET SALES
Aerospace, defense and fine chemicals.......................  $  615     $  673      $  584
Vehicle Sealing.............................................     456        375         369
                                                              ------     ------      ------
                                                              $1,071     $1,048      $  953
                                                              ======     ======      ======
INCOME
Aerospace, defense and fine chemicals.......................  $   62     $   68      $   55
Vehicle Sealing.............................................      18          3          29
Unusual items...............................................      21          9          --
                                                              ------     ------      ------
          Segment Operating Profit..........................     101         80          84
Interest expense............................................      (6)        (6)        (12)
Corporate other income (expense)............................      (5)        (6)         (8)
Corporate expenses..........................................      (5)        (8)        (10)
Unusual items...............................................      (9)        --          --
                                                              ------     ------      ------
          Income Before Income Taxes........................  $   76     $   60      $   54
                                                              ======     ======      ======
ASSETS
Aerospace, defense and fine chemicals.......................  $  817     $  647      $  664
Vehicle Sealing.............................................     250        214         202
Discontinued Operations.....................................      --        584         266
                                                              ------     ------      ------
          Identifiable Assets...............................   1,067      1,445       1,132
Corporate assets............................................     163        298         287
                                                              ------     ------      ------
          Total Assets......................................  $1,230     $1,743      $1,419
                                                              ======     ======      ======
CAPITAL EXPENDITURES
Aerospace, defense and fine chemicals.......................  $   79     $   41      $   23
Vehicle Sealing.............................................      17         23          19
Corporate...................................................       1          4           3
                                                              ------     ------      ------
                                                              $   97     $   68      $   45
                                                              ======     ======      ======
DEPRECIATION AND AMORTIZATION
Aerospace, defense and fine chemicals.......................  $   24     $   24      $   23
Vehicle Sealing.............................................      19         17          15
Corporate...................................................       1          2           2
                                                              ------     ------      ------
                                                              $   44     $   43      $   40
                                                              ======     ======      ======
EMPLOYEES
Aerospace, defense and fine chemicals.......................   2,820      3,320       3,390
Vehicle Sealing.............................................   4,600      4,130       3,480
Corporate...................................................      60        190         180
                                                              ------     ------      ------
                                                               7,480      7,640       7,050
                                                              ======     ======      ======

                                  GENCORP INC.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                               -------------------------------------------------------------
                                               FEBRUARY 28(3)      MAY 31(3)      AUGUST 31      NOVEMBER 30
                                               --------------      ---------      ---------      -----------
                                                      (DOLLARS IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
1999
Net sales....................................      $ 255             $ 305          $ 256          $  255
                                                   -----             -----          -----          ------
Segment operating profit.....................      $  22             $  26          $  22          $   31
                                                   -----             -----          -----          ------
Income before income taxes...................      $  17             $  26          $  19          $   17
                                                   -----             -----          -----          ------
Income from continuing operations............      $   9             $  15          $  11          $   11
Income from discontinued operations, net of
  tax........................................          8                18              9              (9)
                                                   -----             -----          -----          ------
Net Income...................................      $  17             $  33          $  20          $    2
                                                   -----             -----          -----          ------
------------------------------------------------------------------------------------------------------------
Basic earnings per share of common stock(1)
  Continuing Operations......................      $0.22             $0.35          $0.27          $ 0.27
  Discontinued Operations....................       0.19              0.43           0.22           (0.21)
                                                   -----             -----          -----          ------
          Total..............................      $0.41             $0.78          $0.49          $ 0.06
                                                   -----             -----          -----          ------
Diluted earnings per share of common stock(1)
  Continuing Operations......................      $0.22             $0.34          $0.27          $ 0.26
  Discontinued Operations....................       0.19              0.43           0.21           (0.20)
                                                   -----             -----          -----          ------
          Total..............................      $0.41             $0.77          $0.48          $ 0.06
                                                   -----             -----          -----          ------
Common stock price range per share(2)
                                   -- high...      $  14 11/16       $  13 11/16    $  14          $   12 3/8
                                    -- low...      $  10 1/8         $   9 1/16     $  10 3/4      $    9 1/2
------------------------------------------------------------------------------------------------------------

                                                                    THREE MONTHS ENDED
                                            -------------------------------------------------------------------
                                            FEBRUARY 28(3)      MAY 31(3)      AUGUST 31(3)      NOVEMBER 30(3)
                                            --------------      ---------      ------------      --------------
                                                      (DOLLARS IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
1998
Net sales.................................      $ 218             $ 256           $ 284              $  290
                                                -----             -----           -----              ------
Segment operating profit..................      $  15             $  29           $  13              $   23
                                                -----             -----           -----              ------
Income before income taxes................      $   9             $  23           $   8              $   20
                                                -----             -----           -----              ------
Income from continuing operations.........      $   4             $  15           $   5              $   14
Income from discontinued operations, net
  of tax..................................          9                 7              12                  18
                                                -----             -----           -----              ------
Net Income................................      $  13             $  22           $  17              $   32
                                                -----             -----           -----              ------
------------------------------------------------------------------------------------------------------------
Basic earnings per share of common
  stock(1)
  Continuing Operations...................      $0.10             $0.35           $0.12              $ 0.34
  Discontinued Operations.................       0.21              0.16            0.30                0.44
                                                -----             -----           -----              ------
          Total...........................      $0.31             $0.51           $0.42              $ 0.78
                                                -----             -----           -----              ------
Diluted earnings per share of common
  stock(1)
  Continuing Operations...................      $0.10             $0.35           $0.11              $ 0.34
  Discontinued Operations.................       0.21              0.16            0.30                0.43
                                                -----             -----           -----              ------
          Total...........................      $0.31             $0.51           $0.41              $ 0.77
                                                -----             -----           -----              ------
Common stock price range per share(2)
                                -- high...      $  14 7/16        $  16 7/16      $  15 15/16        $   13 1/4
                                 -- low...      $  11 13/16       $  14 1/4       $  10 5/16         $    8 11/16
------------------------------------------------------------------------------------------------------------

(1) The sum of the quarterly earnings per share amounts may not equal the annual amount due to changes in the number of shares outstanding during the year.

(2) Common stock prices were adjusted to reflect the spin-off of OMNOVA Solutions Inc. which resulted in a 52.8 percent adjustment to the stock price on October 1, 1999.

(3) Amounts will not agree to amounts formerly reported on Form 10-Q due to restatement which reflects discontinued operations.

CAPITAL STOCK

     The Company's common stock is listed on the New York and Chicago Stock Exchanges. At November 30, 1999, there were approximately 11,900 holders of record of the Company's common stock. During the first three quarters of 1999, the Company paid quarterly cash dividends on its common stock of $0.15 per share. During the fourth quarter of 1999, following the spin-off of Omnova Solutions, Inc., the Company paid cash dividends on its common stock of $0.03 per share. During 1998 and 1997, the Company paid quarterly cash dividends on its common stock of $0.15 per share.

                                  GENCORP INC.

                       SUMMARY OF SELECTED FINANCIAL DATA

                                                  1999       1998       1997       1996      1995
                                                 -------    -------    -------    ------    -------
                                                  (DOLLARS IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
NET SALES
Aerospace, defense and fine chemicals..........  $  615     $  673     $  584     $ 494     $  520
Vehicle Sealing................................     456        375        369       448        662
                                                 ------     ------     ------     -----     ------
                                                 $1,071     $1,048     $  953     $ 942     $1,182
                                                 ======     ======     ======     =====     ======
SEGMENT OPERATING PROFIT
Aerospace, defense and fine chemicals..........  $   62     $   68     $   55     $  42     $   30
Vehicle Sealing................................      18          3         29        19         25
Unusual items..................................      21          9         --        (9)         4
                                                 ------     ------     ------     -----     ------
                                                 $  101     $   80     $   84     $  52     $   59
                                                 ======     ======     ======     =====     ======
OPERATIONS
Income from continuing operations..............  $   46     $   38     $   99     $   1     $   11
Income from discontinued operations............      26         46         38        41         27
                                                 ------     ------     ------     -----     ------
          Net Income...........................  $   72     $   84     $  137     $  42     $   38
                                                 ======     ======     ======     =====     ======
BASIC EARNINGS PER SHARE OF COMMON STOCK
Income from operations.........................  $ 1.11     $ 0.91     $ 2.68     $0.02     $ 0.38
Income from discontinued operations............    0.63       1.11       1.03      1.23       0.79
                                                 ------     ------     ------     -----     ------
          Total................................  $ 1.74     $ 2.02     $ 3.71     $1.25     $ 1.17
DILUTED EARNINGS PER SHARE OF COMMON STOCK
Income from operations.........................  $ 1.09     $ 0.90     $ 2.48     $0.15     $ 0.32
Income from discontinued operations............    0.63       1.09       0.92      1.01       0.78
                                                 ------     ------     ------     -----     ------
          Total................................  $ 1.72     $ 1.99     $ 3.40     $1.16     $ 1.10
Cash dividends paid............................  $  .48     $  .60     $  .60     $ .60     $  .60
GENERAL
Capital expenditures...........................  $   97     $   68     $   45     $  31     $   50
Depreciation and amortization..................      44         43         40        44         56
Total assets...................................   1,230      1,743      1,419     1,330      1,458
Long-term debt.................................     149        356         84       263        383

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to nominees who will stand for election as a director of the Company at the March 29, 2000 Annual Meeting of Shareholders is set forth on pages 2 and 3 of the Company's 2000 Proxy Statement and is incorporated herein by reference. Information with respect to directors of the Company whose terms extend beyond the March 29, 2000 Annual Meeting of Shareholders is set forth on pages 3 and 4 of the Company's 2000 Proxy Statement and is incorporated herein by reference.

     Also, see Executive Officers of the Registrant on pages 9 through 11 of this report.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation is set forth on pages 8 through 22 of the Company's 2000 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding the security ownership of certain beneficial owners and management is set forth on pages 4 and 5 of the Company's 2000 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain transactions and employment arrangements with management is set forth on pages 16 and 17 of the Company's 2000 Proxy Statement and is incorporated herein by reference.

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

(b) REPORTS ON FORM 8-K

     The Company filed a Report on Form 8-K on October 14, 1999 incorporating its press release dated October 4, 1999 regarding the completion of the spin-off of its performance chemicals and decorative & building products businesses. Incorporated by reference into the Form 8-K from the Company's special proxy statement dated July 2, 1999 and Form 10-Q for the quarter ended August 31, 1999 were all pro forma financial statements of GenCorp required pursuant to Article 11 of Regulation S-X.

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

                                          GENCORP INC.
February 18, 2000
                                By /s/  W. R. PHILLIPS
                                   ---------------------------------------------
                                        W. R. Phillips
                                        Senior Vice President, Law; General
                                   Counsel and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                    TITLE                       DATE
                   ---------                                    -----                       ----
         /s/ R. A. WOLFE                          Chairman, Chief Executive Officer  February 18, 2000
------------------------------------------------  and President
            R. A. Wolfe
         /s/ T. L. HALL                           Senior Vice President and Chief    February 18, 2000
------------------------------------------------  Financial Officer; Treasurer
            T. L. Hall                            (principal financial officer and
                                                  principal accounting officer)

                       *                          Director                           February 18, 2000
------------------------------------------------
                  J. G. Cooper

                       *                          Director                           February 18, 2000
------------------------------------------------
                    I. Gutin

                       *                          Director                           February 18, 2000
------------------------------------------------
                   W. K. Hall

                       *                          Director                           February 18, 2000
------------------------------------------------
                 R. K. Jaedicke

                       *                          Director                           February 18, 2000
------------------------------------------------
                J. M. Osterhoff

                       *                          Director                           February 18, 2000
------------------------------------------------
                 S. E. Widnall

*Signed by the undersigned as attorney-in-fact and agent for the Directors indicated.

         /s/ W. R. PHILLIPS                                                          February 18, 2000
------------------------------------------------
            W. R. Phillips

                           ANNUAL REPORT ON FORM 10-K
                     ITEM 14(a)(1)(2) AND (3), (c) AND (d)
                        LIST OF FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES
                                 EXHIBIT INDEX
                                CERTAIN EXHIBITS
                      FISCAL YEAR ENDED NOVEMBER 30, 1999
                                  GENCORP INC.
                       SACRAMENTO, CALIFORNIA 95853-7012

                                  GENCORP INC.

                             ITEM 14(a)(1) AND (2)
        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                               PAGE
                                                              NUMBER
                                                              ------
(1) FINANCIAL STATEMENTS:

The following consolidated financial statements of GenCorp
  Inc. are included in Item 8:
  Report of Ernst & Young LLP, Independent Auditors.........     18
  Consolidated Statements of Income for the years ended
     November 30, 1999, 1998 and 1997.......................     19
  Consolidated Balance Sheets as of November 30, 1999 and
     1998...................................................     20
  Consolidated Statements of Cash Flows for the years ended
     November 30, 1999, 1998 and 1997.......................     21
  Consolidated Statements of Shareholders' Equity for the
     years ended November 30, 1999, 1998 and 1997...........     22

Notes to Consolidated Financial Statements..................  23-41

(2) FINANCIAL STATEMENT SCHEDULES:

All consolidated financial statement schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

                        CONSENT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
GenCorp Inc.

     We consent to the incorporation by reference in GenCorp Inc.'s Registration Statements No. 333-91783, 333-35621, 33-61928, 33-28056 and 2-98730 on Form S-8,
Post Effective Amendment No. 1 to Registration Statements No. 2-80440 and 2-83133 on Form S-8, and Post Effective Amendment No. 4 to Registration Statement No. 2-66840 on Form S-8 of our report dated January 12, 2000, with respect to the consolidated financial statements of GenCorp Inc. included in the Annual Report (Form 10-K) for the year ended November 30, 1999.

                                          Ernst & Young LLP

Sacramento, California
February 15, 2000

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

           Credit Agreement dated September 30, 1999 by and among           A
           GenCorp Inc. as Borrower, Bank of America, N.A., as Agent
           and as Lender, and certain other Lenders. (123 pages)

  10.      MATERIAL CONTRACTS
           Distribution Agreement dated September 30, 1999 between          B
           GenCorp Inc. and OMNOVA Solutions Inc. ("OMNOVA"). (30
           pages)

           Tax Matters Agreement dated September 30, 1999 between           C
           GenCorp Inc. and OMNOVA. (23 pages)

           Alternative Dispute Resolution Agreement dated September 30,     D
           1999 between GenCorp Inc. and OMNOVA. (10 pages)

           Agreement on Employee Matters dated September 30, 1999           E
           between GenCorp Inc. and OMNOVA. (31 pages)

           Services and Support Agreement between GenCorp Inc. and          F
           OMNOVA. (11 pages)

           10.(iii)(A) MANAGEMENT CONTRACTS, COMPENSATORY PLANS OR
           ARRANGEMENTS
           An Employment Agreement dated July 28, 1997 between the
           Company and Robert A. Wolfe was filed as Exhibit A to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997 (File No. 1-1520), and is incorporated herein by reference. (4 pages)

 TABLE     EXHIBIT                                                       EXHIBIT
ITEM NO.   DESCRIPTION                                                   LETTER
--------   -----------                                                   -------
           Employment Agreement dated May 6, 1999 between the Company and Terry L. Hall was filed as Exhibit 10.1 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended August
           31, 1999 (File No. 1-1520) and is incorporated herein by
           reference. (4 pages)

           Severance Agreement dated as of October 1, 1999 between the      G
           Company and Robert A. Wolfe. (22 pages)

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

           GenCorp Inc. 1999 Equity and Performance Incentive Plan. (16     H
           pages)

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

           1999 GenCorp Key Employee Retention Plan providing for payment of up to two annual cash retention payments to Eligible Employees who satisfactorily continue their employment with GenCorp, attain specified performance objectives (including the spin-off of the GenCorp
           Performance Chemicals and Decorative and Building Products
           Divisions), and meet all plan provisions was filed as
           Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999 (File No. 1-1520), and is incorporated herein by reference. (11 pages)

           Form of Key Employee Retention Letter Agreement. (3 pages)       I

           1999 GenCorp Key Employee Retention Plan. (18 pages)             J

           Form of Relocation Agreement between the Company and certain     K
           employees. (2 pages)

           Form of Restricted Stock Agreement between the Company and
           Nonemployee Directors providing for payment of part of Directors' compensation for service on the Board of Directors in Company stock was filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998 (File No. 1-1520), and is incorporated herein by reference. (4 pages)

           Form of Restricted Stock Agreement between the Company and
           Nonemployee Directors providing for payment of part of Directors' compensation for service on the Board of Directors in Company stock was filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999 (File No. 1-1520), and is incorporated herein by reference. (4 pages)

           Form of Director and Officer Indemnification Agreement. (12      L
           pages)

           Form of Director Indemnification Agreement. (11 pages)           M

           Form of Officer Indemnification Agreement. (11 pages)            N

           GenCorp Inc. Executive Incentive Compensation Program, amended September 8, 1995 to be effective for the 1996 fiscal year was filed as Exhibit E to the Company's Annual
           Report on Form 10-K for the fiscal year ended November 30, 1997 (File No. 1-1520), and is incorporated herein by reference. (21 pages)

  11.      STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
           Information relating to the computation of per share earnings is set forth in Note F of this report, which information is incorporated herein by reference.

  21.      SUBSIDIARIES OF THE REGISTRANT                                   O
           Listing of Subsidiaries (1 page)

 TABLE     EXHIBIT                                                       EXHIBIT
ITEM NO.   DESCRIPTION                                                   LETTER
--------   -----------                                                   -------
  23.      CONSENTS OF EXPERTS
           Consent of Ernst & Young LLP is contained on page GC-2 of
           this Form 10-K and is incorporated herein by reference.

  24.      POWER OF ATTORNEY                                                P
           Powers of Attorney executed by J. G. Cooper, I. Gutin, W. K.
           Hall, R. K. Jaedicke, J. M. Osterhoff, and S. E. Widnall,
           Directors of the Company. (6 pages)

  27.      FINANCIAL DATA SCHEDULE
           (Filed for EDGAR only)

           The Company will supply copies of any of the foregoing exhibits to any shareholder upon receipt of a written request addressed to GenCorp Inc., P.O. Box 537012,
           Sacramento, California 95853-7012-- Attention: Secretary, and payment of $1 per page to help defray the costs of handling, copying and return postage.