Form 10-Q
period 2000-02-29
GENCORP INC
filed 2000-04-14
CIK 40888

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended February 29, 2000         Commission File Number 1-1520
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


         Highway 50 and Aerojet Road   Rancho Cordova, California 95670
         --------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                  P.O. Box 537012 Sacramento, California 95853
                  --------------------------------------------
                          (Mailing address) (Zip Code)


        Registrant's telephone number, including area code (916) 355-4000
                                                           --------------



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




As of March 31, 2000, there were 41,938,551 outstanding shares of GenCorp Inc.'s Common Stock, par value $0.10.

GENCORP INC.


Table of Contents

Part I. Financial Information                                                      Page No.
                                                                                   --------

      Item 1. Financial Statements

           Condensed Consolidated Statements of Income -
                  Three Months Ended February 29, 2000 and February 28, 1999         -3-

           Condensed Consolidated Balance Sheets -
                  February 29, 2000 and November 30, 1999                            -4-

           Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended February 29, 2000 and February 28, 1999         -5-

           Notes to the Unaudited Interim Condensed Consolidated Financial
                  Statements - February 29, 2000                                     -6-

      Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                  -14-

      Item 3. Quantitative and Qualitative Disclosures About Market Risk            -16-

Part II. Other Information

      Item 1. Legal Proceedings                                                     -17-

      Item 6. Exhibits and Reports on Form 8-K                                      -18-

Signatures                                                                          -19-


PART I. FINANCIAL INFORMATION

                                  GENCORP INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in millions, except per share amounts)
                                   (Unaudited)


                                                                       Three Months Ended
                                                                       ------------------
                                                                       Feb. 29,  Feb. 28,
                                                                         2000     1999
                                                                       -------   --------

NET SALES                                                               $ 239     $ 255

COSTS AND EXPENSES
Cost of products sold                                                     196       215
Selling, general and administrative                                         8        13
Depreciation and amortization                                              13        12
Interest expense                                                            3         -
Other (income) expense, net                                                 1        (2)
Unusual items                                                               1         -
                                                                        -----     -----
                                                                          222       238
                                                                        -----     -----

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                      17        17
Income tax provision                                                        7         8
                                                                        -----     -----

INCOME FROM CONTINUING OPERATIONS                                          10         9
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES                           -         8
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAXES        74         -
                                                                        -----     -----
NET INCOME                                                              $  84     $  17
                                                                        =====     =====

EARNINGS PER SHARE OF COMMON STOCK
     Basic:
         Continuing operations                                          $ .25     $ .22
         Discontinued operations                                            -       .19
         Cumulative effect of a change in accounting principle           1.76         -
                                                                        -----     -----
              Total                                                     $2.01     $ .41
                                                                        =====     =====

     Diluted:
         Continuing operations                                          $ .25     $ .22
         Discontinued operations                                            -       .19
         Cumulative effect of a change in accounting principle           1.76         -
                                                                        -----     -----
              Total                                                     $2.01     $ .41
                                                                        =====     =====

CASH DIVIDENDS PAID PER SHARE OF COMMON STOCK                           $ .03     $ .15


                  See notes to the unaudited interim condensed
                       consolidated financial statements.

                                  GENCORP INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in millions, except per share amounts)


                                                                   Unaudited     Audited
                                                                  February 29, November 30,
                                                                      2000        1999
                                                                  -------------------------

CURRENT ASSETS
Cash and cash equivalents                                           $    16      $    23
Accounts receivable                                                     128          139
Inventories                                                             167          144
Prepaid expenses and other                                               53           57
                                                                    -------      -------
TOTAL CURRENT ASSETS                                                    364          363

Recoverable from U.S. Government and third parties for
    Environmental remediation                                           210          211
Deferred income taxes                                                    94          149
Prepaid pension                                                         253          113
Investments and other assets                                             58           59
Property, plant and equipment, net                                      342          335
                                                                    -------      -------
TOTAL ASSETS                                                        $ 1,321      $ 1,230
                                                                    =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable and current portion of long-term debt                 $     3      $     9
Accounts payable                                                         42           44
Income taxes payable                                                     32           44
Other current liabilities                                               255          274
                                                                    -------      -------
TOTAL CURRENT LIABILITIES                                               332          371

Long-term debt                                                          208          149
Postretirement benefits other than pensions                             245          251
Environmental reserves                                                  344          346
Other liabilities                                                        30           33

SHAREHOLDERS' EQUITY
Preference stock - (none outstanding)                                     -            -
Common stock - $0.10 par value; 41.9 million shares outstanding           4            4
Other capital                                                             1            -
Retained earnings                                                       176           93
Accumulated other comprehensive loss                                    (19)         (17)
                                                                    -------      -------
TOTAL SHAREHOLDERS' EQUITY                                              162           80
                                                                    -------      -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 1,321      $ 1,230
                                                                    =======      =======


See notes to the unaudited interim condensed consolidated financial statements.

                                  GENCORP INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)

                                                                             Three Months Ended
                                                                             Feb. 29,   Feb. 28,
                                                                               2000      1999
                                                                             -------------------
OPERATING ACTIVITIES
Income from continuing operations                                              $ 10      $  9
Depreciation, amortization and gain on disposal of fixed assets                  13        12
Deferred income taxes                                                            12         -
Changes in operating assets and liabilities net of effects of dispositions of businesses:
    Current assets, net                                                         (15)       15
    Current liabilities, net                                                    (33)      (48)
    Other non-current assets, net                                               (18)       (8)
    Other non-current liabilities, net                                          (10)        4
                                                                               ----      ----
NET CASH USED IN CONTINUING OPERATIONS                                          (41)      (16)
NET CASH USED IN DISCONTINUED OPERATIONS                                          -        (4)
                                                                               ----      ----
TOTAL CASH USED IN OPERATING ACTIVITIES                                         (41)      (20)
                                                                               ----      ----

INVESTING ACTIVITIES
Capital expenditures                                                            (19)      (11)
Discontinued operations                                                           -        (2)
                                                                               ----      ----
NET CASH USED IN INVESTING ACTIVITIES                                           (19)      (13)
                                                                               ----      ----

FINANCING ACTIVITIES
Net borrowings on long-term revolving credit facility                            55         -
Net short-term debt (paid) incurred                                              (2)       33
Dividends                                                                        (1)       (6)
Other equity transactions                                                         1         -
                                                                               ----      ----
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        53        27
                                                                               ----      ----

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (7)       (6)
Cash and cash equivalents at beginning of period                                 23        24
                                                                               ----      ----
Cash and cash equivalents at end of period                                     $ 16      $ 18
                                                                               ====      ====

SUPPLEMENTAL DATA (CASH PAID FOR):
Interest                                                                       $  3      $  6
Income taxes                                                                   $  7      $ 10

See notes to the unaudited interim condensed consolidated financial statements.

                                  GENCORP INC.
                    NOTES TO THE UNAUDITED INTERIM CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 29, 2000

Note A - Basis of Presentation
------------------------------

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included or incorporated by reference in the GenCorp Inc. (Company) Annual Report on Form 10-K for the fiscal year ended November 30, 1999.

    All normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the three month periods ended February 29, 2000 and February 28, 1999 have been reflected. The results of operations for the three months ended February 29, 2000, are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Certain reclassifications have been made to conform prior periods' data to the current period's presentation.

Note B - Earnings Per Share
---------------------------

    The following table sets forth the computation of basic and diluted earnings per share from continuing operations:


(Dollars in millions, except per share data                  Feb. 29,   Feb. 28,
and shares in thousands)                                       2000       1999
                                                             -------------------
NUMERATOR
---------
Income from continuing operations                            $    10     $     9
                                                             =======     =======

DENOMINATOR
-----------
Denominator for basic earnings per share -
Weighted average shares outstanding                           41,864      41,582

Effect of dilutive securities:
  Employee stock options                                         116         435
  Other                                                            -          19
                                                             -------     -------
Dilutive potential common shares                                 116         454
                                                             -------     -------

Denominator for diluted earnings per share -
Adjusted weighted average shares and assumed conversions      41,980      42,036

EARNINGS FROM CONTINUING OPERATIONS
PER SHARE OF COMMON STOCK
-------------------------
      Basic earnings per share                               $   .25     $   .22
      Diluted earnings per share                             $   .25     $   .22

Note C - Comprehensive Income
-----------------------------

    The components of total comprehensive income were as follows:

  (Dollars in millions)                                    Three Months Ended
                                                         ----------------------
                                                         Feb. 29,      Feb. 28,
                                                           2000         1999
                                                         ----------------------
Income from continuing operations                         $ 10          $  9
Adjustments:
    Foreign currency translation effect                     (2)           (2)
                                                          ----          ----
Total comprehensive income                                $  8          $  7
                                                          ====          ====

Note D - Acquisitions, Divestitures and Other Matters
-----------------------------------------------------

    On March 15, 2000, the Company signed an agreement to sell a 20 percent equity interest in Aerojet Fine Chemicals LLC for approximately $25 million in cash and sell an additional 20 percent equity interest for an approximate 35 percent equity interest in a privately held company. The privately held company operates in the United States and Europe focusing on contract process development and manufacturing in the pharmaceutical industry. Following the sale, GenCorp will continue to manage, operate, and consolidate Aerojet Fine Chemicals LLC as majority owners. The pending transaction is expected to be completed during the second quarter of fiscal 2000, subject to government and regulatory approvals.

Note E - Unusual Items
----------------------

    During the first three months of fiscal 2000, the Company incurred unusual expenses related to discontinued operations totaling approximately $1 million which included spin related expenses and minor settlements.

Note F - Change in Accounting Principle
---------------------------------------

    Effective December 1, 1999, the Company changed its methods for determining the market-related value of plan assets used in determining the expected return-on-assets component of annual net pension costs and the amortization of gains and losses for both pension and postretirement benefit costs. Under the previous accounting method, the market-related value of assets was determined by smoothing assets over a five-year period. The new method shortens the smoothing period for determining the market-related value of plan assets from a five-year period to a three-year period. The changes result in a calculated market-related value of plan assets that is closer to current value, while still mitigating the effects of short-term market fluctuation. The new method also reduces the substantial accumulation of unrecognized gains and losses created under the previous method due to the disparity between fair value and market-related value of plan assets. Under the previous accounting method all gains and losses were subject to a ten-percent corridor and amortized over the expected working lifetime of active employees (approximately 12 years). The new method eliminates the ten-percent corridor and reduces the amortization period to five years.

    The cumulative effect of this accounting change related to periods prior to fiscal year 2000 of $123 million ($74 million after-tax, or $1.76 per basic and diluted share) is a one-time, non-cash credit to fiscal 2000 earnings. For fiscal year 2000, the accounting change is expected to result in additional pretax income from continuing operations as follows:

                                                                        Fiscal Year
          (Dollars in millions, except per share amounts)                  2000
                                                                           ----
          Continuing business segments                                     $   30
          Other                                                                 7
                                                                           ------
          Income from continuing operations                                $   37
                                                                           ======

          Net Income                                                       $   22
                                                                           ======
          Earnings per share                                               $  .52
                                                                           ======

    The impact on income from continuing operations is presented below showing the increase to pretax income for the three months ended February 29, 2000 and the pro forma effect on pretax income for the three months ended February 28, 1999 if the accounting change had been applied retroactively:

                                                                         Three Months Ended
                                                                 Feb. 29,                Feb. 28,
          (Dollars in millions)                                    2000                    1999
                                                            ----------------------------------------
          Continuing business segments                             $    7                  $     7
          Other                                                         2                        2
                                                                   ------                  -------
          Income from continuing operations                        $    9                  $     9
                                                                   ======                  =======
          Net Income                                               $    5                  $     5
                                                                   ======                  =======

    A comparison of earnings per share from continuing operations for the three months ended February 29, 2000 to pro forma amounts for the three months ended February 28, 1999 is presented below showing the effects if the accounting change were applied retroactively:

                                                                             Three Months Ended
                                                                           Feb. 29,        Feb. 28,
                                                                             2000            1999
                                                                         ---------------------------
          Basic earnings per share from continuing operations                $.25            $.35
          Diluted earnings per share from continuing operations              $.25            $.35




Note G - Inventories
--------------------

    Inventories are stated at the lower of cost or market value. A portion of the inventories is priced by use of the last-in, first-out (LIFO) method using various dollar value pools. Interim LIFO determinations involve management's estimates of expected year-end inventory levels. Components of inventory are as follows:

          (Dollars in millions)                                           February 29,  November 30,
                                                                              2000          1999
                                                                         ---------------------------
         Raw materials and supplies                                         $  26           $  23
         Work-in-process                                                        7               4
         Finished products                                                      9              10
                                                                            -----           -----
             Approximate replacement cost of inventories                       42              37
         Less: reserves, primarily LIFO                                        (6)             (6)
                                                                            -----           -----
                                                                               36              31

         Long-term contracts at average cost                                  310             293
         Less: progress payments                                             (179)           (180)
                                -                                           -----           -----
             Sub-total long-term contract inventory                           131             113
                                                                            -----           -----

                                                                            $ 167           $ 144
                                                                            =====           =====

Note H - Property, Plant and Equipment
--------------------------------------

          (Dollars in millions)                                          February 29,   November 30,
                                                                            2000             1999
                                                                         ---------------------------
         Land                                                               $  30           $  30
         Buildings and improvements                                           243             243
         Machinery and equipment                                              554             555
         Construction-in-progress                                              68              50
                                                                           ------           -----
                                                                              895             878
         Less: accumulated depreciation                                      (553)           (543)
                                                                           ------           -----
                                                                            $ 342           $ 335
                                                                           ======           =====

Note I - Long-term Debt and Credit Lines
----------------------------------------

    The Company has a five year, $250 million Revolving Credit Facility Agreement (Facility) which expires in 2004 and is secured by stock of certain subsidiaries of the Company. Under the terms of the Facility, the Company pays a commitment fee for unused available funds. Interest rates are variable, primarily based on LIBOR, and the Facility includes various covenants. As of February 29, 2000, $208 million was outstanding under the Facility.

    As of February 29, 2000, outstanding letters of credit totaled $20 million.

Note J - Contingencies
----------------------

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

    On April 4, 2000, Aerojet was sued by the San Gabriel Basin Water Quality Authority in the United States District Court for the Central District of California, Case No. 00-03579. The action seeks to recover $1,560,000 for funds contributed by the Water Quality Authority to the cost of the La Puente Valley Water District treatment plant constructed in 1999 and 2000, plus potential operation and maintenance costs of approximately $150,000 per year. It is filed pursuant to CERCLA section 107(a) and the Water Quality Authority Act section 407(c). Aerojet has not been served at this time. Aerojet has informed the Water Quality Authority that if an agreement is reached with the Watermaster on the structure and financing of the project, the Water Quality Authority costs will be paid out of the funds that Aerojet and the other Offering Parties put up for the total project since La Puente is part of the Watermaster remedial project. If no agreement is reached with the Watermaster, then the costs of the La Puente treatment plant would likely not be part of the remedial project and the La Puente costs are likely to be considered purveor past costs which will be addressed by the Offering Parties (including Aerojet) outside of the Offering Party settlement agreement.

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

    In May 1997, the United States Court of Appeals for the Sixth Circuit issued an en banc decision reversing Aerojet's and the other PRP's liability under the CERCLA statute. Petitions for certiorari to the United States Supreme Court for its review of the appellate decision were filed on behalf of the State of Michigan and the EPA and were granted in December 1997. On June 8, 1998, the United States Supreme Court issued its opinion. The Court held that a parent corporation could be directly liable as an operator under CERCLA if it can be shown that the parent corporation operated the facility. The Supreme Court vacated the Sixth Circuit's 1997 ruling and remanded the case back to the United States District Court in Michigan for retrial. Aerojet does not expect that it will be found liable on remand. Aerojet has been involved in settlement discussions with the EPA and a proposed consent decree was filed with the District Court in July 1999. If approved by the District Court, Aerojet and Cordova will be dismissed. A May 8, 2000 hearing date has been set by the court.

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

    As of February 29, 2000, Aerojet had total reserves of $329 million for costs to remediate the above sites and has recognized $222 million for probable future recoveries. These estimates are subject to change as work progresses, additional experience is gained and environmental standards are revised. In addition, legal proceedings to obtain reimbursements of environmental costs from insurers are continuing.

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

Other Sites
-----------

    The Company is also currently involved, together with other companies, in 27 other Superfund and non-superfund remediation sites. In many instances, the Company's liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company's involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company's experience, interim and final allocations of liability costs are generally made based on relative contributions of waste. Based on the Company's previous experience, its allocated share has frequently been minimal, and in many instances, has been less than one percent. The Company has reserves of approximately $18 million as of February 29, 2000 which it believes are sufficient to cover its best estimate of its share of the environmental remediation costs at these other sites. Also, the Company is seeking recovery of its costs from its insurers.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    During the fourth quarter of fiscal 1999, the Company completed a spin-off of its Performance Chemicals and Decorative & Building Products businesses (OMNOVA Solutions Inc.) to GenCorp Shareholders. As such, the results of the discontinued operations during the first quarter of 1999 are shown separately in the Company's financial statements.

Material Changes in Financial Condition
---------------------------------------

    Cash flow used in continuing operating activities for the first three months of fiscal 2000 was $41 million as compared to $16 million for 1999. The increase in cash flow used in continuing operating activities primarily reflects inventory build up on production contracts, payment for commercial inventory, and overall higher working capital requirements.

    For the first three months of 2000, cash used in investing activities of continuing operations included capital expenditures of $19 million compared to $11 million in the same period in 1999. Capital expenditures during the first quarter of fiscal 2000 included investments in Aerojet's Space Based Infrared System (SBIRS) Payload Satellite Facility, Vehicle Sealing's new product launches, and infrastructure expansion for Aerojet Fine Chemicals.

    Financing activities provided $53 million of cash during the three month period ended February 29, 2000. This primarily reflects a net increase in total debt during this period. Cash flow provided by financing activities of $27 million in the first three months of 1999 reflected a $33 million net increase in debt offset by a $6 million dividend payment. Debt increased overall to fund approved capital projects, acquire contract and commercial inventory, and meet higher working capital requirements.

Material Changes in Results of Operations
-----------------------------------------

    Sales from continuing operations totaled $239 million for the first quarter of 2000, a decrease of six percent compared to $255 million during the first quarter of 1999. Operating profit from continuing businesses totaled $24 million for the first quarter of 2000, an improvement of 14 percent versus $21 million for the first quarter of 1999. First quarter 2000 earnings from continuing businesses of $.25 per diluted share compared to $.22 per diluted share during the first quarter of 1999, an increase of 14 percent.

    During the quarter, the Company entered into an agreement in which it will sell a 20 percent equity interest in Aerojet Fine Chemicals LLC for approximately $25 million in cash and sell an additional 20 percent equity interest for an approximate 35 percent equity interest in a privately held company. The privately held company operates in the United States and Europe focusing on becoming the leading contract process development and manufacturing in the pharmaceutical industry through acquisitions, strategic alliances, and investments. Following the sale, GenCorp will continue to manage and operate Aerojet Fine Chemicals from its Sacramento location, retaining a 60% majority ownership. The pending transaction is expected to be completed during the second quarter of fiscal 2000, subject to government and regulatory approvals.

    Effective December 1, 1999, the Company implemented a change in accounting principle affecting the calculation of its net pension assets and postretirement benefit liabilities. The change was implemented to reflect a calculated market-related value of plan assets that is closer to current value, while still mitigating the effects of short-term market fluctuations. The new method also reduces the substantial accumulation of unrecognized gains and losses created under the previous method due to the disparity between fair value and market-related value of plan assets. The changes resulted in a one-time after tax gain of approximately $74 million ($1.76 per basic and diluted share). The changes have no effect on the funded status of the pension or other postretirement benefit plans, and the employee and retiree benefit plans remain unchanged.

Aerospace, Defense and Fine Chemicals

    Sales at Aerojet were $126.8 million in the first quarter of 2000 compared to $150.3 million in the same quarter of 1999. Lower revenues on the Space Based Infrared Program (SBIRS), Space Defense Support Program (DSP), Integrated Advanced Microwave Sounding Unit (AMSU) programs, and in Fine Chemicals contributed to the decline, partially offset by higher volume on the Sense and Destroy Armor (SADARM).

    Operating profit increased to $19.9 million in the first quarter of 2000 versus $18.4 million in the first quarter of 1999. Operating margins increased to 15.7% from 12.2%. First quarter 2000 margins were favorably impacted by Titan deliveries, which slipped from the fourth quarter of 1999, 100% award fees recognized on the AMSU program, and added profit for performance on the U.S. Army's tactical missile TOW 2A/2B program.

    Highlights at Aerojet during the quarter included:
    - A $49 million five-year follow-on contract award for up to 75 thrust vector system modifications to matured Minuteman II Stage 2 rocket motors. This new contract expands the original 1995 contract of 54 units.
    - A $10 million contract award for the purchase of 236 units of HAWK rocket motors for the countries of Korea and Taiwan. This award is for the first year of a five-year requirement that will total approximately 1,045 motors.
    - Successful completion of another round of intensive U.S. Army Reliability Tests where Aerojet's SADARM smart munition exceeded all critical requirements and objectives at the Yuma Proving Ground test facility in Arizona. Twelve SADARM 155mm projectiles were fired resulting in 16 target hits. The test continued SADARM's record of greater than one hit per projectile, similar to the last tests conducted in September 1999 that resulted in 35 direct hits out of 30 rounds fired.
    - Progress from corrective actions at Aerojet Fine Chemicals resulted in recovery during the quarter through the addition of new customers and products to fill backlog completely for the remainder of the year.

    During the quarter, Aerojet booked contract award funding of $173 million with contract backlog as of February 29, 2000 totaling $1.6 billion.


Vehicle Sealing

    Net sales from continuing businesses for the Vehicle Sealing segment improved 8% to $112.0 million in the first quarter of 2000, versus $103.8 million in the first quarter of 1999. The sales gain was due to higher production volumes on Ford Explorer, General Motors' Full Size pickup and Ford's F-150 platforms. Operating profit in the first quarter of 2000 was $3.7 million compared to $2.8 million for the first quarter 1999. Operating profit margins improved to 3.3% in the first quarter of 2000 versus 2.7% in the first quarter of 1999. Operating margins are expected to steadily improve throughout 2000 as model run rates are achieved and volume is increased, and as launch support efforts subside.

    Vehicle Sealing continues to lead the most popular Sport Utility Vehicle
(SUV) and light truck segment of the market. A new award for the complete sealing systems for General Motors GMT-800 series (Suburban, Tahoe and Yukon) elevates Vehicle Sealing to the market share leader in this most popular and fastest selling automotive segment. In addition to this new award, Vehicle Sealing has significant existing SUV and light truck platforms that include GM's CK pickup and numerous programs with Ford such as the F-series pickup, Ranger, and Explorer.

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

    The nature of environmental investigation and cleanup activities often makes it difficult to determine the timing and amount of any estimated future costs that may be required for remedial measures. However, the Company reviews these matters and accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and the amount of the liability (usually based upon proportionate sharing) can be reasonably estimated. The Company's Condensed Consolidated Balance Sheet as of February 29, 2000 reflects accruals of $366 million and amounts recoverable of $222 million from the United States Government and other third parties for such costs.

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

Quantitative and Qualitative Disclosure About Market Risk
---------------------------------------------------------

    The Company is exposed to market risk from changes in interest rates on long-term debt obligations. The Company's policy is to manage its interest rate exposures through the use of a combination of fixed and variable rate debt. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. Substantially all of the Company's long-term debt of $208 million maturing in the year 2004 had an average variable interest rate of
7.38 percent as of February 29, 2000. A one percentage point change in the interest rate on the Company's long term debt would not have materially affected interest expense in the first quarter of 2000.

    Although the Company conducts business in foreign countries, international operations were not material to the Company's consolidated financial position, results of operations or cash flows as of February 29, 2000. Additionally, foreign currency transaction gains and losses were not material to the Company's results of operations for the three months ended February 29, 2000. Accordingly, the Company should not be subject to material foreign currency exchange rate risk with respect to future costs or cash flows from its foreign subsidiaries. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. The Company is evaluating the future use of such financial instruments.

Forward-Looking Statements
--------------------------

    This report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements may present (without limitation) management's expectations, beliefs, plans and objectives, future financial performance, and assumptions or judgments concerning such matters. Any discussions contained in this report, except to the extent that they contain historical facts, are forward-looking and accordingly involve estimates, assumptions, judgments and uncertainties. There are a number of factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements. Such factors are detailed in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999 filed with the Securities and Exchange Commission.

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

    Baier, et al. v. Aerojet-General Corporation, et al.

    On March 1, 2000, a complaint was filed against Aerojet and other defendants in San Bernardino County Superior Court, Case No. RCV046045. The plaintiffs are residents of the cities of Chino and Chino Hills near Aerojet's former Ordnance Division facility. This "toxic tort" action seeks damages for personal injury and property damage allegedly caused by defendants' nuisance and fraud. Aerojet has not been served. Aerojet has notified its insurers and plans to vigorously defend this action.

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

Item 6.  Exhibits and Reports on Form 8-K

        a) Exhibits
           --------

             Table                                                      Exhibit
            Item No.             Exhibit Description                    Number
           ---------------------------------------------------------------------

              18       Preferability letter on Accounting Change from
                       Ernst & Young LLP                                   18

              27       Financial Data Schedule                             27
                       (Filed for EDGAR only)

        b) Reports on Form 8-K
           -------------------

                There have been no reports on Form 8-K filed during the quarter ended February 29, 2000.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             GENCORP INC.



Date  April 14, 2000         By /s/ T. L. Hall
      ---------------           --------------
                                T. L. Hall
                                Senior Vice President and Chief Financial
                                Officer; Treasurer (Principal Financial Officer)




Date  April 14, 2000         By /s/ W. R. Phillips
      ---------------           ------------------
                                W. R. Phillips
                                Senior Vice President, Law; General Counsel and
                                Secretary (Duly Authorized Officer)