Form 10-Q
period 2000-05-31
GENCORP INC
filed 2000-07-13
CIK 40888

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended May 31, 2000                Commission File Number 1-1520
                      ------------                                       ------

                                  GenCorp Inc.
                             -----------------------
             (Exact name of registrant as specified in its charter)


           Ohio                                           34-0244000
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


          Highway 50 and Aerojet Road Rancho Cordova, California 95670
          ------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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



As of June 30, 2000, there were 42,401,313 outstanding shares of GenCorp Inc.'s Common Stock, par value $0.10.

GENCORP INC.


Table of Contents

Part I. Financial Information                                                                             Page No.
                                                                                                          --------

      Item 1. Financial Statements

           Condensed Consolidated Statements of Income -
                  Three Months and Six Months Ended May 31, 2000 and 1999                                   -3-

           Condensed Consolidated Balance Sheets -
                  May 31, 2000 and November 30, 1999                                                        -4-

           Condensed Consolidated Statements of Cash Flows -
                  Six Months Ended May 31, 2000 and 1999                                                    -5-

           Notes to the Unaudited Interim Condensed Consolidated Financial
                  Statements - May 31, 2000                                                                 -6-

      Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                         -15-

      Item 3. Quantitative and Qualitative Disclosures About Market Risk                                   -17-

Part II. Other Information

      Item 1. Legal Proceedings                                                                            -18-

      Item 6. Exhibits and Reports on Form 8-K                                                             -20-

Signatures                                                                                                 -21-

PART I. FINANCIAL INFORMATION

                                  GENCORP INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in millions, except per share amounts)
                                   (Unaudited)


                                                                                Three Months Ended           Six Months Ended
                                                                           ----------------------------- --------------------------
                                                                              May 31,          May 31,      May 31,       May 31,
                                                                                  2000            1999         2000        1999
                                                                           ----------------------------- --------------------------

NET SALES                                                                       $   271    $   304           $   510    $   559

COSTS AND EXPENSES
     Cost of products sold                                                          215        259               411        474
     Selling, general and administrative                                             10          6                18         19
     Depreciation and amortization                                                   13         12                26         24
     Interest expense                                                                 4          1                 7          1
     Other (income) expense, net                                                     (3)         3                (2)         1
     Unusual items                                                                    -          -                 1          -
                                                                                -------    -------           -------    -------
                                                                                    239        281               461        519
                                                                                -------    -------           -------    -------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                32         23                49         40
Income tax provision                                                                 13          8                20         16
                                                                                -------    -------           -------    -------

INCOME FROM CONTINUING OPERATIONS                                                    19         15                29         24
Income from discontinued operations, net of taxes                                     -         18                 -         26
Cumulative effect of a change in accounting principle, net of taxes
                                                                                      -          -                74          -
                                                                                -------    -------           -------    -------
NET INCOME                                                                      $    19    $   33            $   103    $    50
                                                                                =======    ======            =======    =======

EARNINGS PER SHARE OF COMMON STOCK
     Basic:
         Continuing operations                                                  $   .45    $   .35           $   .70    $   .57
         Discontinued operations                                                      -        .43                 -        .62
         Cumulative effect of a change in accounting principle                        -          -              1.76          -
                                                                                -------    -------           -------    -------
              Total                                                             $   .45    $   .78           $  2.46    $  1.19
                                                                                =======    =======           =======    =======

     Diluted:
         Continuing operations                                                  $   .45    $   .34           $   .70    $   .56
         Discontinued operations                                                      -        .43                 -        .62
         Cumulative effect of a change in accounting principle                        -          -              1.76          -
                                                                                -------    -------           -------    -------
              Total                                                             $   .45    $   .77              2.46    $  1.18
                                                                                =======    =======           =======    =======

CASH DIVIDENDS PAID PER SHARE OF COMMON STOCK                                   $   .03    $   .15           $   .06    $   .30


See notes to the unaudited interim condensed consolidated financial statements.

                                  GENCORP INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in millions, except per share amounts)


                                                                                                 Unaudited              Audited
                                                                                                  May 31,             November 30,
                                                                                                    2000                 1999
                                                                                                -----------------------------------
CURRENT ASSETS
Cash and cash equivalents                                                                       $       27            $      23
Accounts receivable                                                                                    120                  139
Inventories                                                                                            154                  144
Prepaid expenses and other                                                                              56                   57
                                                                                                ----------            ----------
TOTAL CURRENT ASSETS                                                                                   357                  363

Recoverable from U.S. Government and third parties for
    Environmental remediation                                                                          211                  211
Deferred income taxes                                                                                   88                  149
Prepaid pension                                                                                        269                  113
Investments and other assets                                                                            55                   59
Property, plant and equipment, net                                                                     349                  335
                                                                                                ----------            ----------
TOTAL ASSETS                                                                                    $    1,329            $   1,230
                                                                                                ==========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable and current portion of long-term debt                                             $        -            $       9
Accounts payable                                                                                        34                   44
Income taxes payable                                                                                    38                   44
Other current liabilities                                                                              281                  274
                                                                                                ----------            ----------
TOTAL CURRENT LIABILITIES                                                                              353                  371

Long-term debt                                                                                         190                  149
Postretirement benefits other than pensions                                                            241                  251
Environmental reserves                                                                                 340                  346
Other liabilities                                                                                       31                   33

SHAREHOLDERS' EQUITY
Preference stock - (none outstanding)                                                                    -                    -
Common stock - $0.10 par value; 42.0 million shares outstanding                                          4                    4
Other capital                                                                                            2                    -
Retained earnings                                                                                      190                   93
Accumulated other comprehensive loss                                                                  (22)                  (17)
                                                                                                ----------            ----------
TOTAL SHAREHOLDERS' EQUITY                                                                             174                   80
                                                                                                ----------            ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                      $    1,329            $   1,230
                                                                                                ==========            =========


 See notes to the unaudited interim condensed consolidated financial statements.

                                  GENCORP INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)

                                                                                                       Six Months Ended
                                                                                                    May 31,         May 31,
                                                                                                     2000             1999
                                                                                            ------------------------------------
OPERATING ACTIVITIES
Income from continuing operations                                                                    $   29           $  24
Depreciation, amortization and gain on disposal of fixed assets                                          26              24
Deferred income taxes                                                                                    17              (1)
Changes in operating assets and liabilities net of effects of dispositions of businesses:
    Current assets, net                                                                                   4              (5)
    Current liabilities, net                                                                            (11)             (6)
    Other non-current assets, net                                                                       (34)            (10)
    Other non-current liabilities, net                                                                  (17)             (2)
                                                                                                     -------          ------
NET CASH PROVIDED BY CONTINUING OPERATIONS                                                               14              24
NET CASH USED IN DISCONTINUED OPERATIONS                                                                  -              (8)
                                                                                                     -------          ------
TOTAL CASH PROVIDED BY OPERATING ACTIVITIES                                                              14              16

INVESTING ACTIVITIES
Capital expenditures                                                                                    (40)            (32)
Discontinued operations                                                                                    -             27
                                                                                                     -------          ------
NET CASH USED IN INVESTING ACTIVITIES                                                                   (40)             (5)

FINANCING ACTIVITIES
Net borrowings on long-term revolving credit facility                                                    37             (45)
Net short-term debt (paid) incurred                                                                      (5)             41
Dividends                                                                                                (3)            (13)
Other equity transactions                                                                                 1              (3)
                                                                                                     -------          ------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                      30             (20)
                                                                                                     -------          ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                      4              (9)
Cash and cash equivalents at beginning of period                                                         23              24
                                                                                                     -------          ------
Cash and cash equivalents at end of period                                                           $   27           $  15
                                                                                                     =======          ======

SUPPLEMENTAL DATA (CASH PAID FOR):
Interest                                                                                             $    7           $  12
Income taxes                                                                                         $    8           $  19

 See notes to the unaudited interim condensed consolidated financial statements.

                                  GENCORP INC.
                    NOTES TO THE UNAUDITED INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2000

Note A - Basis of Presentation
------------------------------

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included or incorporated by reference in the GenCorp Inc. (Company) Annual Report on Form 10-K for the fiscal year ended November 30, 1999.

    All normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the three month and six month periods ended May 31, 2000 and 1999 have been reflected. The results of operations for the six months ended May 31, 2000 are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

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

Note B - Earnings Per Share
---------------------------

    The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

                                                                  Three Months Ended                Six Months Ended
                                                                       May 31,                           May 31,
   (Dollars in millions, except per share data                -----------------------------   --------------------------------
   and shares in thousands)                                       2000          1999                2000             1999
                                                              -----------------------------   --------------------------------
   NUMERATOR
   Income from continuing operations                                 $  19        $   15             $  29          $    24
                                                                     =====        ======             =====          =======

   DENOMINATOR
   Denominator for basic earnings per share -
   Weighted average shares outstanding                              41,933        41,748            41,903           41,658

   Effect of dilutive securities:
     Employee stock options                                            127           437               118              435
     Other                                                               -            15                 -               15
                                                                   -------       -------           -------          -------
   Dilutive potential common shares                                    127           452               118              450
                                                                   -------       -------           -------          -------

   Denominator for diluted earnings per share -
   Adjusted weighted average shares and assumed conversions         42,060        42,200            42,021           42,108

                                                                  Three Months Ended                Six Months Ended
                                                                       May 31,                           May 31,
                                                              -----------------------------   --------------------------------
                                                                  2000          1999                2000             1999
                                                              -----------------------------   --------------------------------
   EARNINGS FROM CONTINUING OPERATIONS
   PER SHARE OF COMMON STOCK
         Basic earnings per share                                  $  .45         $ .35            $  .70         $   .57
         Diluted earnings per share                                $  .45         $ .34            $  .70         $   .56


Note C - Comprehensive Income
-----------------------------

    The components of total comprehensive income were as follows:

  (Dollars in millions)                                          Three Months Ended                Six Months Ended
                                                                       May 31,                          May 31,
                                                             -----------------------------   -------------------------------
                                                                 2000           1999             2000           1999
                                                             -----------------------------   -------------------------------
Income from continuing operations                                 $   19        $     15          $   29        $    24
Adjustments:
    Foreign currency translation effect                               (3)             (2)             (5)            (4)
                                                                  -------       ---------         -------       --------
Total comprehensive income                                        $   16        $     13          $   24        $    20
                                                                  =======       =========         =======       ========


Note D - Acquisitions, Divestitures and Other Matters
-----------------------------------------------------

    On June 5, 2000, the Company finalized an agreement with NextPharma Technologies ("NextPharma", formerly known as Pharbil Technologies) to sell a 20 percent equity interest in Aerojet Fine Chemicals LLC for approximately $25 million in cash and exchange an additional 20 percent equity interest for an approximate 35 percent equity interest in NextPharma. NextPharma, a privately held company, operates in the United States and Europe, focusing on contract process development and manufacturing in the pharmaceutical industry. GenCorp continues to manage, operate, and consolidate Aerojet Fine Chemicals LLC as majority owner.

Note E - Change in Accounting Principle
---------------------------------------

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

    The estimated cumulative effect of this accounting change related to periods prior to fiscal year 2000 of $123 million ($74 million after-tax, or $1.76 per basic and diluted share) is a one-time, non-cash credit to fiscal 2000 earnings. For fiscal year 2000, the accounting change is expected to result in additional income from continuing operations as follows:

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
                                                                                               ======

    The impact on income from continuing operations is presented below showing the increase to income for the three months and six months ended May 31, 2000 and the pro forma effect on income for the three months and six months ended May 31, 1999, as if the accounting change had been applied retroactively:

  (Dollars in millions)                                          Three Months Ended                Six Months Ended
                                                                       May 31,                          May 31,
                                                             -----------------------------   -------------------------------
                                                                 2000           1999             2000           1999
                                                             -----------------------------   -------------------------------
Continuing business segments                                      $    7        $     7           $    15       $    15
Other                                                                  2              2                 4             3
                                                                  ------        -------            ------       -------
Income from continuing operations                                 $    9        $     9           $    19       $    18
                                                                  ======        =======           =======       =======
Net income                                                        $    5        $     5           $    11       $    11
                                                                  ======        =======           =======       =======


    A comparison of earnings per share from continuing operations for the three months and six months ended May 31, 2000 to pro forma amounts for the three months and six months ended May 31, 1999 is presented below showing the effects as if the accounting change were applied retroactively:

  (Dollars in millions)                                          Three Months Ended                Six Months Ended
                                                                       May 31,                          May 31,
                                                             -----------------------------   -------------------------------
                                                                 2000           1999             2000           1999
                                                             -----------------------------   -------------------------------
Basic earnings per share from continuing operations               $  .45        $   .48           $   .70       $   .84
Diluted earnings per share from continuing operations             $  .45        $   .47           $   .70       $   .83

Note F - Inventories
--------------------

    Inventories are stated at the lower of cost or market value. A portion of the inventories is priced by use of the last-in, first-out (LIFO) method using various dollar value pools. Interim LIFO determinations involve management's estimates of expected year-end inventory levels. Components of inventory are as follows:

          (Dollars in millions)                                                               May 31,             November 30,
                                                                                               2000                    1999
                                                                                           -------------------------------------
         Raw materials and supplies                                                           $      23             $      23
         Work-in-process                                                                              7                     4
         Finished products                                                                            8                    10
                                                                                              ---------             ---------
             Approximate replacement cost of inventories                                             38                    37
         Less: reserves, primarily LIFO                                                              (7)                   (6)
                                                                                              ---------             ---------
                                                                                                     31                    31

         Long-term contracts at average cost                                                        304                   293
         Less: progress payments                                                                   (181)                 (180)
                                -                                                             ---------             ---------
             Sub-total long-term contract inventory                                                 123                   113
                                                                                              ---------             ---------

                                                                                              $     154             $     144
                                                                                              =========             =========


Note G - Property, Plant and Equipment
--------------------------------------

          (Dollars in millions)                                                               May 31,             November 30,
                                                                                               2000                   1999
                                                                                            ------------------------------------
         Land                                                                                 $      30             $      30
         Buildings and improvements                                                                 243                   243
         Machinery and equipment                                                                    552                   555
         Construction-in-progress                                                                    88                    50
                                                                                              ---------             ---------
                                                                                                    913                   878
         Less: accumulated depreciation                                                            (564)                 (543)
                                                                                              ----------            ----------
                                                                                              $     349             $     335
                                                                                              =========             =========

Note H - Long-term Debt and Credit Lines
----------------------------------------

    The Company has a five year, $250 million Revolving Credit Facility Agreement (Facility) which expires in 2004 and is secured by stock of certain subsidiaries of the Company. Under the terms of the Facility, the Company pays a commitment fee for unused available funds. Interest rates are variable, primarily based on LIBOR, and the Facility includes various covenants. As of May 31, 2000, $190 million was outstanding under the Facility.

    As of May 31, 2000, outstanding letters of credit totaled $10 million.

Note I - Contingencies
----------------------

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

Aerojet has substantially completed its efforts under the Decree to determine the nature and extent of contamination at the facility. Preliminarily, Aerojet has identified the technologies that will likely be used to remediate the site and estimated costs using generic remedial costs from databases of Superfund remediation costs. Over the next several years, Aerojet will conduct feasibility studies to refine technical approaches and costs to remediate the site. The remediation costs are principally for design, construction, enhancement and operation of groundwater and soil treatment facilities, ongoing project management and regulatory oversight, and are expected to be incurred over a period of approximately 15 years. Aerojet is also addressing groundwater contamination off of its facility through the development of an Operable Unit Feasibility Study. This Study was completed and submitted as a draft to the governmental oversight agencies in November 1999. In response to governmental agency comments, Aerojet revised the draft report and it was resubmitted in May 2000. The agencies have now accepted the report as complete. The Study enumerates various remedial alternatives by which offsite groundwater can be addressed. It will be subject to both governmental agency and public review and comment before being approved for implementation.


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

    On September 10, 1999, eleven of the nineteen Special Notice PRP's, including Aerojet (the Offering Parties), submitted a Good Faith Offer to the EPA to implement an EPA-approved remedy, which was accepted by the agency as a basis for negotiating an Administrative Consent Order. The remedy, as proposed, would employ low cost treatment technologies being developed by Aerojet to treat perchlorate, NDMA, and 1.4 dioxane, as well as traditional treatment for VOCs.

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

    On November 23, 1999, the Regional Board issued an order to Aerojet and other PRPs to conduct additional environmental investigations at their facilities. Aerojet is seeking review of this order while proceeding to comply. The Regional Board recently held a hearing on the outstanding order and may be amending its terms in the near future.

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

     On May 16, 2000, Aerojet was sued by the Upper San Gabriel Valley Municipal Water District in the United States District Court for the Central District of California, Case No. 00-05284. The claim is for its contribution to the same treatment plant of the La Puente Valley Water District as is the subject matter of the San Gabriel Basin Water Quality Authority suit discussed above. The claim is for an amount in excess of $1,686,000 for costs incurred or committed to be paid in connection with that project. The same considerations apply to this action as are described in the Water Quality Authority action.

     On June 28, 2000, Aerojet was sued in a second action filed by the San Gabriel Basin Water Quality Authority in the United States District Court for the Central District of California, Case No. 00-CU-7042. The suit seeks to recover $2,000,000 for funds contributed by the Water Quality Authority to the cost of the suburban Water Systems Big Dalton treatment project. The same considerations apply to this action as are described in the first Water Quality Authority action.

     During June 2000, Aerojet entered into agreements with several local purveyors to toll the statute of limitations with respect to purveyor claims for past costs related to remediating or costs related to alternative water sources as a result of the contamination in their groundwater production wells allegedly caused by Aerojet and other industrial companies in the San Gabriel Basin. The parties have discussed methods of alternative dispute resolution to handle these claims. Aerojet has received from one of these purveyors, San Gabriel Valley Water Company, a statutory 90 day notice that it may bring a citizen suit under the Resource Conservation and Recovery Act, 42 U.S.C. Section 6901, et seq.

     On June 30, 2000, the EPA issued a Unilateral Administrative Order (No. 2000-13) to Aerojet and 18 other PRPs requiring them to carry out the BPOU groundwater cleanup. The Order is effective July 10, 2000 and a response is due shortly thereafter. Aerojet is evaluating its response to the Order. The EPA is continuing to urge the PRPs to negotiate with the Watermaster regarding implementation of its remedial project and has indicated its willingness to negotiate a Consent Decree which would supercede the Order.


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

    In May 1997, the United States Court of Appeals for the Sixth Circuit issued an en banc decision reversing Aerojet's and the other PRP's liability under the CERCLA statute. Petitions for certiorari to the United States Supreme Court for its review of the appellate decision were filed on behalf of the State of Michigan and the EPA and were granted in December 1997. On June 8, 1998, the United States Supreme Court issued its opinion. The Court held that a parent corporation could be directly liable as an operator under CERCLA if it can be shown that the parent corporation operated the facility. The Supreme Court vacated the Sixth Circuit's 1997 ruling and remanded the case back to the United States District Court in Michigan for retrial. Aerojet does not expect that it will be found liable on remand. Aerojet has been involved in settlement discussions with the EPA and a proposed consent decree was filed with the District Court in July 1999. If approved by the District Court, Aerojet and Cordova will be dismissed. After a May 8, 2000 hearing, the court requested additional briefing by all parties to occur by July 2000.

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

    As of May 31, 2000, Aerojet had total reserves of $327 million for costs to remediate the above sites and has recognized $219 million for probable future recoveries. These estimates are subject to change as work progresses, additional experience is gained and environmental standards are revised. In addition, legal proceedings to obtain reimbursements of environmental costs from insurers are continuing.

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

Other Sites
-----------

    The Company is also currently involved, together with other companies, in 25 other Superfund and non-superfund remediation sites. In many instances, the Company's liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company's involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company's experience, interim and final allocations of liability costs are generally made based on relative contributions of waste. Based on the Company's previous experience, its allocated share has frequently been minimal, and in many instances, has been less than one percent. The Company has reserves of approximately $16 million as of May 31, 2000 which it believes are sufficient to cover its best estimate of its share of the environmental remediation costs at these other sites. Also, the Company is seeking recovery of its costs from its insurers.

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

Other Legal Matters
-------------------

Olin Corporation

    In August 1991, Olin Corporation (Olin) advised GenCorp that it believed GenCorp to be jointly and severally liable for certain Superfund remediation costs, estimated by Olin to be $70 million, associated with a former Olin manufacturing facility and waste disposal sites in Ashtabula County, Ohio. In 1993, GenCorp sought declaratory judgment in the United States District Court for the Northern District of Ohio that the Company is not responsible for environmental remediation costs. Olin counterclaimed seeking a judgment that GenCorp is jointly and severally liable for a share of remediation costs. In late 1995, the Court hearing on the issue of joint and several liability was completed, and in August 1996 the Court held hearings relative to allocation. At its request, in 1998, the Court received an additional briefing regarding the impact of the recent Best Foods Supreme Court decision which the Company believes definitively addresses many issues in this case in its favor. Another hearing relative to liability and allocation was held on January 11, 1999. The Court rendered its interim decision on liability on August 16, 1999, finding GenCorp 30 percent liable for remediation costs at "Big D Campground" landfill and 40 percent liable for remediation costs attributable to the Olin TDI facility with regard to the Fieldsbrook site. Gencorp is currently engaged in Phase III discovery relating to remediation costs, with a trial on the allowability of those costs scheduled for November 27, 2000. Upon completion of the Phase III trial, a final order will be issued, and the matter will be ripe for appeal.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    During the fourth quarter of fiscal 1999, the Company completed a spin-off of its Performance Chemicals and Decorative & Building Products businesses (OMNOVA Solutions Inc.) to GenCorp Shareholders. As such, the results of the discontinued operations during the first six months of 1999 are shown separately in the Company's financial statements.

Material Changes in Financial Condition
---------------------------------------

    Cash flow provided by continuing operating activities for the first six months of fiscal 2000 was $14 million as compared to $24 million for 1999. The decrease in cash flow provided by continuing operating activities primarily reflects inventory build up on production contracts, payment for commercial inventory, and overall higher working capital requirements.

    For the first six months of 2000, cash used in investing activities of continuing operations included capital expenditures of $40 million compared to $32 million in the same period in 1999. Capital expenditures during the second quarter of fiscal 2000 included investments in Aerojet's Space Based Infrared System (SBIRS) Payload Satellite Facility, Vehicle Sealing's new product launches, and infrastructure expansion for Aerojet Fine Chemicals LLC.

    Financing activities provided $30 million of cash during the six month period ended May 31, 2000. This primarily reflects a net increase in total debt during this period. Cash flow used in financing activities of $20 million in the first six months of 1999 primarily included a $4 million net decrease in debt and $13 million in dividend payments. Debt increased overall to fund approved capital projects, acquire contract and commercial inventory, and meet higher working capital requirements.

Material Changes in Results of Operations
-----------------------------------------

    Operating profit from continuing businesses totaled $37 million for the second quarter of 2000, an improvement of 37 percent versus $27 million for the second quarter of 1999. In the second quarter of fiscal 2000, GenCorp recognized approximately $7.7 million of operating income due to the residual effect of the accounting change it adopted in the first quarter of fiscal 2000 relating to pension and post retirement benefits. Excluding income from this accounting change, operating income for the second quarter of fiscal 2000 was up 9 percent as compared to the second quarter of 1999. For the six month period ended May 31, 2000, operating profit from continuing businesses increased 25 percent to $60 million, compared to $48 million in the first six months of fiscal 1999.

    Sales from continuing operations totaled $271 million for the second quarter of 2000, a decrease of 11 percent compared to $304 million during the second quarter of 1999. Vehicle Sealing segment revenues increased by 5 percent over revenues in the same period in 1999. Revenues at Aerojet declined as expected, primarily due to the completion of the Special Sensor Microwave Imager/Sounder (SSMIS) program and final deliveries that occurred during the same quarter last year. For the six month period ended May 31, 2000, sales from continuing businesses decreased nine percent to $510 million, compared to $559 million in the first six months of fiscal 1999.

    Second quarter 2000 earnings from continuing businesses of $0.45 per diluted share compared to $0.34 per diluted share during the second quarter of 1999, an increase of 32 percent. Earnings from continuing businesses per diluted share increased to $0.70 for the first six months of fiscal 2000 compared to $0.56 for the first six months of fiscal 1999.

    On June 5, 2000, GenCorp finalized a transaction with NextPharma Technologies (formerly Pharbil Technologies) to sell a 20 percent equity interest in Aerojet Fine Chemicals for approximately $25 million and exchange an additional 20 percent for an approximate 35 percent equity interest in NextPharma Technologies.

    The Company recently received regulatory agency approvals for the technical studies that declare approximately 3,100 acres of the Sacramento site clean of contamination.


Aerospace, Defense and Fine Chemicals

    Operating profit increased to $37 million in the second quarter of 2000 versus $27 million in the second quarter of 1999. Operating margins increased to 17 percent from nine percent. For the six months ended May 31, 2000, operating profit increased to $44 million from $37 million, an increase of 19 percent. Margins were favorably impacted by Delta contract performance, Titan deliveries and launch incentives, award fees on the Atlas V program, 100 percent award fees recognized on the AMSU program, and added profit for performance on the U.S. Army's tactical missile TOW 2A/2B program. Additionally, Aerojet Fine Chemicals LLC returned to profitability in the second quarter of 2000 and is gearing up for significantly greater volumes during the second half of fiscal 2000.

    Sales for the aerospace, defense and fine chemicals segment were $142 million in the second quarter of 2000 compared to $182 million in the same quarter of 1999. For the six months ended May 31, 2000, sales decreased to $269 million from $332 million in the first six months of 1999. Lower revenues on the Space Based Infrared Program (SBIRS), Space Defense Support Program (DSP), Integrated Advanced Microwave Sounding Unit (AMSU) programs, and in Aerojet Fine Chemicals LLC contributed to the decline, partially offset by higher volume on the Sense and Destroy Armor (SADARM). Additionally, the second quarter of 1999 included the shipment of the final SSMIS unit.

    During the quarter, Aerojet booked contract award funding of $179 million with contract backlog as of May 31, 2000 totaling approximately $1.6 billion.


Vehicle Sealing

    Net sales from continuing businesses for the Vehicle Sealing segment improved five percent to $129 million in the second quarter of 2000, versus $123 million in the second quarter of 1999. The sales gain was due to higher production volumes on Ford Explorer, General Motors' Full Size pickup and Ford's F-150 platforms. Operating profit in the second quarter of 2000 was $12 million compared to $9 million for the second quarter 1999. Operating profit margins improved to 10 percent in the second quarter of 2000 versus eight percent in the second quarter of 1999. Operating results included increased pension income offset by launch support and coordination costs for the Ford P-207 platform (Explorer Pickup) and the Ford U-203 platform (Escape). Operating margins are expected to continue to improve throughout the remainder of 2000 as model run rates are achieved and vehicle platforms transfer from launch support into full production.

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

    The nature of environmental investigation and cleanup activities often makes it difficult to determine the timing and amount of any estimated future costs that may be required for remedial measures. However, the Company reviews these matters and accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and the amount of the liability (usually based upon proportionate sharing) can be reasonably estimated. The Company's Condensed Consolidated Balance Sheet as of May 31, 2000 reflects accruals of $362 million and amounts recoverable of $219 million from the United States Government and other third parties for such costs.

    The effect of resolution of environmental matters on results of operations cannot be predicted due to the uncertainty concerning both the amount and timing of future expenditures and future results of operations. However, management believes, on the basis of presently available information, that resolution of these matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company. The Company will continue its efforts to mitigate past and future costs through pursuit of claims for insurance coverage and continued investigation of new and more cost effective remediation alternatives and associated technologies. For additional discussion of environmental matters, refer to Note I- Contingencies.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
-----------------------------------------------------------------

    The Company is exposed to market risk from changes in interest rates on long-term debt obligations. The Company's policy is to manage its interest rate exposures through the use of a combination of fixed and variable rate debt. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. Substantially all of the Company's long-term debt of $190 million matures in the year 2004 and had an average variable interest rate of 7.43 percent as of May 31, 2000. A one percentage point change in the interest rate on the Company's long term debt would not have materially affected interest expense in the first six months of fiscal 2000.

    Although the Company conducts business in foreign countries, international operations were not material to the Company's consolidated financial position, results of operations or cash flows as of May 31, 2000. Additionally, foreign currency transaction gains and losses were not material to the Company's results of operations for the six months ended May 31, 2000. Accordingly, the Company should not be subject to material foreign currency exchange rate risk with respect to future costs or cash flows from its foreign subsidiaries. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. The Company is evaluating the future use of such financial instruments.

PART II. OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings
-------------------------

    Information concerning legal proceedings, including proceedings relating to environmental matters, which appears in Note I beginning on page 10 of this report is incorporated herein by reference.

    Baier, et al. v. Aerojet-General Corporation, et al.

    On March 1, 2000, a complaint was filed against Aerojet and other defendants in San Bernardino County Superior Court, Case No. RCV046045. The plaintiffs are residents of the cities of Chino and Chino Hills near Aerojet's former Ordnance Division facility. This "toxic tort" action seeks damages for personal injury and property damage allegedly caused by defendants' nuisance and fraud. Aerojet was served on June 29, 2000. Aerojet has notified its insurers and plans to vigorously defend this action.

     Alexander, et al. v. Suburban Water Systems, et al.

     This action was filed on August 4, 1999 in Los Angeles County Superior Court, Case No. KC031130, by the same plaintiff's counsel as in the SANTAMARIA and ANDERSON cases described in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999. It alleges the same causes of action. This action was finally served on Aerojet on June 22, 2000. The action involves approximately 146 plaintiffs. Plaintiffs' counsel has filed a motion with the court to permit it to apply to the Judicial Council to coordinate all of the related "toxic tort" actions before one judge. This motion is being opposed by Aerojet and the other defendants.

     Brooks et al. v. Suburban Water Systems, et al.

     This action was filed on April 13, 2000 in the Los Angeles Superior Court, Case No. KC032915, by the same plaintiffs' counsel as are involved in the SANTAMARIA, ANDERSON and ALEXANDER cases. It alleges the same causes of action on behalf of 10 new plaintiffs. It has not yet been served.

     Pennington v. Aerojet, MDC, Southern California Water Co., et al.

     This action was filed on June 19, 2000 in Sacramento Superior Court, Case No. 00AS02622. It alleges basically the same causes of action as are involved in the ALLEN and ADAMS cases, described in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999, on behalf of one new plaintiff. Aerojet was served on May 16, 2000. The case has been stayed by stipulation of the parties pending resolution of the stays previously granted in the ALLEN and ADAMS cases.

     In re: Proposition 65 Notices

     Aerojet was served in November and December 1997 with notices from a private group alleging that it had released chemicals into air and groundwater near its Sacramento facility above state limits in violation of California's Proposition 65 and/or without filing sufficiently detailed public notifications as required by Proposition 65. Following collection and review of all of its Proposition 65 records, air release reports and groundwater reports, Aerojet believes it is in compliance with Proposition 65 and has so advised the California Attorney General's office. On May 19, 2000, Aerojet was served with a similar Prop 65 notice for alleged releases near its Azusa facility. On June 4, 1998, Aerojet was served with a Proposition 65 lawsuit filed by the Communities For A Better Environment (CBE) in Sacramento Superior Court. The complaint alleges past and present violations of Proposition 65. Aerojet's insurance carriers have been notified of these claims. Aerojet plans a vigorous defense. On July 6, 1998, the case was removed to U.S. District court based on that court's jurisdiction over the CERCLA Partial Consent Decree for the Sacramento site. Plaintiffs then moved to remand the case to the Sacramento Superior Court. The remand motion was denied by U.S. District Court in November 1998. The federal court in early 1999 transferred the case to Sacramento Superior Court due to its finding of lack of jurisdiction, and discovery in the case began. Aerojet and CBE reached a settlement agreement in February 2000, which if ultimately agreed to and approved by the State and court, will lead to dismissal of the action with prejudice.

     Alliant Techsystems Inc. v. Aerojet-General Corp.

     This action was filed on May 30, 2000 in the United States District Court for the District of Utah, No. 2: 00CV-0442B. It was served upon Aerojet on July 10, 2000. The plaintiff, Alliant Techsystems Inc. (ATK) is, like Aerojet, a manufacturer of solid propellant rocket motors with composite case structures. In this patent infringement action, ATK alleges that Aerojet has infringed on a utility patent held by ATK relating to the process for lining and winding composite rocket motor cases in the performance of Aerojet's contract to manufacture the Atlas V solid rocket motor for Lockheed-Martin Corp. ATK has demanded a jury trial and unspecified damages.

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

    The United States government frequently conducts investigations into allegedly illegal or unethical activity in the performance of defense contracts. Investigations of this nature are common to the aerospace and defense industries in which Aerojet participates and lawsuits may result; possible consequences may include civil and criminal fines and penalties, in some cases, double or treble damages, and suspension or debarment from future government contracting. Aerojet currently is subject to several United States government investigations regarding business practices and cost classification from which additional legal or administrative proceedings could result. While it is not possible to predict with certainty the outcome of any such investigation, the Company does not believe, based upon the information available at this time, that final resolution of any such matter will have a material adverse effect on its consolidated financial condition or results of operations, or result in its suspension or debarment as a government contractor.

Item 6.  Exhibits and Reports on Form 8-K

        a) Exhibits
           --------

             Table                                                                               Exhibit
            Item No.                                Exhibit Description                          Number
            ---------------------------------------------------------------------------------------------

                27         Financial Data Schedule                                                  27
                           (Filed for EDGAR only)

        b) Reports on Form 8-K
           -------------------

                There have been no reports on Form 8-K filed during the quarter ended May 31, 2000.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                              GENCORP INC.


Date         July 13, 2000                                        By /s/ T. L. Hall
         ----------------------------------                          -----------------------------------------------
                                                                  T. L. Hall
                                                                  Senior Vice President and Chief Financial Officer;
                                                                  Treasurer (Principal Financial Officer)




Date        July 13, 2000                                         By /s/ W. R. Phillips
         ----------------------------------                          -----------------------------------------------
                                                                  W. R. Phillips
                                                                  Senior Vice President, Law; General Counsel and
                                                                  Secretary (Duly Authorized Officer)