Form 10-Q/A
period 2000-05-31
GENCORP INC
filed 2000-08-09
CIK 40888

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-Q/A
                                 AMENDMENT NO. 1


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended May 31, 2000                Commission File Number 1-1520
                      ------------                                       ------


                                  GenCorp Inc.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


        Ohio                                            34-0244000
---------------------------------                -----------------------
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

As of July 31, 2000, there were 42,401,313 outstanding shares of GenCorp Inc.'s Common Stock, par value $0.10.

                                PORTIONS AMENDED


Part II, Item 4 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2000 is included and amended as set forth below:

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on March 29, 2000, holders of GenCorp Common Stock voted on the following matters as set forth below:

         PROPOSAL 1 - To elect J. Gary Cooper, James M. Osterhoff and Steven G. Rothmeier as directors to serve a three year term expiring in 2003. Previously, Irving Gutin and Robert A. Wolfe were elected as directors to serve three year terms which continue until March 2001 and William
         K. Hall, Dr. Robert K. Jaedicke and Dr. Sheila E. Widnall were elected as directors to serve three year terms which continue until March 2002.

         PROPOSAL 2 - To ratify the Board of Directors' appointment of Ernst & Young LLP as the Company's independent auditors for fiscal 2000.

     Board of Director proposals to amend the Amended Articles of Incorporation and Amended Code of Regulations of GenCorp Inc:

         PROPOSAL 3 - To amend the Articles to designate Cleveland, Ohio as the location of GenCorp's principal Ohio office for purposes of the Ohio General Corporation Law.

         PROPOSAL 4 - To amend the Regulations to provide that GenCorp's corporate seal contain only the name of the Company and the words "Corporate Seal".

         PROPOSAL 5 - To amend the Articles to provide that GenCorp's corporate purpose is to engage in any lawful act or activity for which corporations may be formed under Ohio law.

         PROPOSAL 6 - To amend the Regulations to permit additional forms of proxy authorizations.

         PROPOSAL 7 - To amend the Regulations to require indemnification by GenCorp of current and former directors, officers, employees and others to the fullest extent permitted by applicable law.

         PROPOSAL 8 - To amend the Articles to increase the number of authorized shares of GenCorp Common Stock from 90,000,000 to 150,000,000 shares.

Following is the final result of the Common votes cast:

                                                                                            Broker
                                                               For            Withheld      Non-Vote
------------------------------------------------------------------------------------------------------

PROPOSAL 1
         Election of Directors

                  J. Gary Cooper                           33,764,703         3,184,963        -0-

                  James M. Osterhoff                       33,771,594         3,178,072        -0-

                  Steven G. Rothmeier                      33,746,174         3,203,492        -0-

                                                                                                             Broker
                                                              For               Against          Abstain     Non-Vote
-----------------------------------------------------------------------------------------------------------------------


PROPOSAL 2
         Appointment of Independent Auditors               36,658,165           202,919           88,582      -0-

PROPOSAL 3
         Amend Articles - principal office                 36,008,648           853,136           87,882      -0-

PROPOSAL 4
         Amend Regulations - corporate seal                36,583,835           238,268          127,563      -0-

PROPOSAL 5
         Amend Articles - corporate purpose                34,677,227         2,140,664          131,775      -0-

PROPOSAL 6
         Amend Regulations - proxy                         36,189,160           566,540          193,966      -0-
                             authorizations
PROPOSAL 7
         Amend Regulations - indemnification               28,433,657         8,295,807          220,202      -0-

PROPOSAL 8
         Amend Articles - authorized shares                31,180,889         5,616,126          152,651      -0-


Additional information regarding the proposals described above is contained in GenCorp's definitive proxy statement dated February 17, 2000.



                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            GENCORP INC.



Date   August 9, 2000       By  /s/  W.R. Phillips
       --------------           ------------------------------------------------
                                W. R. Phillips
                                Senior Vice President, Law; General Counsel and
                                Secretary (Duly Authorized Officer)