Form 10-Q
period 2000-08-31
GENCORP INC
filed 2000-10-12
CIK 40888

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549




                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended August 31, 2000             Commission File Number 1-1520
                      ---------------                                    ------

                                  GenCorp Inc.
                              ---------------------
             (Exact name of registrant as specified in its charter)


    OHIO                                                  34-0244000
------------------------                    -----------------------------------
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




As of September 30, 2000, there were 42,400,980 outstanding shares of GenCorp Inc.'s Common Stock, par value $0.10.

GENCORP INC.


Table of Contents

Part I.  Financial Information                                          PAGE NO.
                                                                        --------

      Item 1.  Financial Statements

           Condensed Consolidated Statements of Income -
                 Three Months and Nine Months Ended
                 August 31, 2000 and 1999                                 -3-

           Condensed Consolidated Balance Sheets -
                 August 31, 2000 and November 30, 1999                    -4-

           Condensed Consolidated Statements of Cash Flows -
                 Nine Months Ended August 31, 2000 and 1999               -5-

           Notes to the Unaudited Interim Condensed
                 Consolidated Financial Statements -
                 August 31, 2000                                          -6-

      Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     -15-

      Item 3.  Quantitative and Qualitative Disclosures
                 About Market Risk                                       -18-

Part II.  Other Information

      Item 1.  Legal Proceedings                                         -18-

      Item 5.  Other Information                                         -19-

      Item 6.  Exhibits and Reports on Form 8-K                          -20-

Signatures                                                               -21-

PART I.  FINANCIAL INFORMATION

                                  GENCORP INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in millions, except per share amounts)
                                   (Unaudited)


                                                                                Three Months Ended           Nine Months Ended
                                                                           ----------------------------- --------------------------
                                                                            August 31,      August 31,    August 31,     August 31,
                                                                              2000            1999          2000           1999
                                                                           ----------------------------- --------------------------
NET SALES                                                                       $   260    $   256           $   770     $   816

COSTS AND EXPENSES
     Cost of products sold                                                          212        221               623         695
     Selling, general and administrative                                             10          9                28          31
     Depreciation and amortization                                                   13          9                39          32
     Interest expense                                                                 5          1                12           2
     Other income, net                                                               (5)        (3)               (7)         (3)
     Unusual items, net                                                              (6)         -                (5)          -
                                                                                --------   -------           --------    -------
                                                                                    229        237               690         757
                                                                                -------    -------           -------     -------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                31         19                80          59
Income tax provision                                                                 12          8                32          24
                                                                                -------    -------           -------     -------

INCOME FROM CONTINUING OPERATIONS                                                    19         11                48          35
Income from discontinued operations, net of taxes                                     -          9                 -          35
Cumulative effect of a change in accounting principle, net of taxes
                                                                                      -          -                74           -
                                                                                -------    -------           -------     -------
NET INCOME                                                                      $    19    $    20           $   122     $    70
                                                                                =======    =======           =======     =======

EARNINGS PER SHARE OF COMMON STOCK
     Basic:
         Continuing operations                                                  $   .46    $   .27           $  1.15     $   .84
         Discontinued operations                                                      -        .22                 -         .84
         Cumulative effect of a change in accounting principle                        -          -              1.76           -
                                                                                -------    -------           -------     -------
              Total                                                             $   .46    $   .49           $  2.91     $  1.68
                                                                                =======    =======           =======     =======

     Diluted:
         Continuing operations                                                  $   .46    $   .27           $  1.15     $   .83
         Discontinued operations                                                      -        .21                 -         .83
         Cumulative effect of a change in accounting principle                        -          -              1.76           -
                                                                                -------    -------           -------     -------
              Total                                                             $   .46    $   .48              2.91     $  1.66
                                                                                =======    =======           =======     =======

CASH DIVIDENDS PAID PER SHARE OF COMMON STOCK                                   $   .03    $   .15           $   .09     $   .45


See notes to the unaudited interim condensed consolidated financial statements.

                                  GENCORP INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in millions, except per share amounts)



                                                                              Unaudited               Audited
                                                                              August 31,            November 30,
                                                                                 2000                   1999
                                                                           ------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                                                       $      23            $      23
Accounts receivable                                                                   127                  139
Inventories                                                                           156                  144
Prepaid expenses and other                                                             52                   57
                                                                                 --------            ---------
TOTAL CURRENT ASSETS                                                                  358                  363

Recoverable from U.S. Government and third parties for
    Environmental remediation                                                         208                  211
Deferred income taxes                                                                  81                  149
Prepaid pension                                                                       287                  113
Investments and other assets                                                           57                   59
Property, plant and equipment, net                                                    357                  335
                                                                                ---------            ---------
TOTAL ASSETS                                                                    $   1,348            $   1,230
                                                                                =========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable and current portion of long-term debt                            $        4            $       9
Accounts payable                                                                       32                   44
Income taxes payable                                                                   39                   44
Other current liabilities                                                             258                  274
                                                                                ---------            ---------
TOTAL CURRENT LIABILITIES                                                             333                  371

Long-term debt                                                                        195                  149
Postretirement benefits other than pensions                                           237                  251
Environmental reserves                                                                336                  346
Other liabilities                                                                      55                   33

SHAREHOLDERS' EQUITY
Preference stock - (none outstanding)                                                   -                    -
Common stock - $0.10 par value; 42 million shares outstanding                           4                    4
Other capital                                                                           2                    -
Retained earnings                                                                     211                   93
Accumulated other comprehensive loss                                                  (25)                 (17)
                                                                               ----------            ----------
TOTAL SHAREHOLDERS' EQUITY                                                            192                   80
                                                                               ----------            ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $    1,348            $   1,230
                                                                               ==========            =========


See notes to the unaudited interim condensed consolidated financial statements.

                                  GENCORP INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)


                                                                                            Nine Months Ended
                                                                                         August 31,    August 31,
                                                                                            2000          1999
                                                                                     ------------------------------
OPERATING ACTIVITIES
Income from continuing operations                                                          $    48        $   35
Depreciation, amortization and gain on disposal of fixed assets                                 39            32
Deferred income taxes                                                                           28             -
Gain on sale of minority interest in subsidiary                                                 (5)            -
Changes in operating assets and liabilities net of effects of dispositions of businesses:
    Current assets, net                                                                         (5)            1
    Current liabilities, net                                                                   (33)          (11)
    Other non-current assets, net                                                              (49)           (5)
    Other non-current liabilities, net                                                         (27)          (18)
                                                                                            --------       ------
NET CASH (USED IN) PROVIDED BY CONTINUING OPERATIONS                                            (4)           34
NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                                     -            20
                                                                                            -------        -----
TOTAL CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                           (4)           54


INVESTING ACTIVITIES
Capital expenditures                                                                           (59)          (61)
Proceeds from sale of minority interest in subsidiary                                           25             -
Discontinued operations                                                                          -             1
                                                                                            -------        -----
NET CASH USED IN INVESTING ACTIVITIES                                                          (34)          (60)
FINANCING ACTIVITIES
Net borrowings on long-term revolving credit facility                                           42           (15)
Net short-term debt (paid) incurred                                                             (1)           38
Dividends                                                                                       (4)          (18)
Other equity transactions                                                                        1            (2)
                                                                                            -------        ------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                       38             3
                                                                                            -------        -----

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             -            (3)
Cash and cash equivalents at beginning of period                                                23            24
                                                                                            -------        -----
Cash and cash equivalents at end of period                                                 $    23        $   21
                                                                                            =======        =====

SUPPLEMENTAL DATA (CASH PAID FOR):
Interest                                                                                    $   11        $   17
Income taxes                                                                                $    9        $   38

See notes to the unaudited interim condensed consolidated financial statements.

                                  GENCORP INC.
                    NOTES TO THE UNAUDITED INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                 August 31, 2000


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

     All normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the three month and nine month periods ended August 31, 2000 and 1999 have been reflected. The results of operations for the nine months ended August 31, 2000 are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

     Certain reclassifications have been made to conform prior periods' data to the current period's presentation.

NOTE B - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share from continuing operations:


                                                                    Three Months Ended                Nine Months Ended
   (Dollars in millions, except per share data                          August 31,                       August 31,
   and shares in thousands)                                   -----------------------------   --------------------------------
                                                                     2000          1999              2000            1999
                                                              -----------------------------   --------------------------------
   NUMERATOR
   Income from continuing operations                                 $  19        $   11             $  48          $    35
                                                                     =====        ======             =====          =======

   DENOMINATOR
   Denominator for basic earnings per share -
   Weighted average shares outstanding                              41,967        41,826            41,923           41,712

   Effect of dilutive securities:
     Employee stock options                                             78           549               103              464
     Other                                                               -            16                 -               16
                                                                   -------       -------           -------          -------
   Dilutive potential common shares                                     78           565               103              480
                                                                   -------       -------           -------          -------

   Denominator for diluted earnings per share -
   Adjusted weighted average shares and assumed conversions
                                                                    42,045        42,391            42,026           42,192


                                                         Three Months Ended                Nine Months Ended
                                                             August 31,                       August 31,
                                                     -----------------------------   --------------------------------
                                                         2000          1999                2000             1999
                                                     -----------------------------   --------------------------------
   EARNINGS FROM CONTINUING OPERATIONS
   PER SHARE OF COMMON STOCK
         Basic earnings per share                         $  .46         $ .27            $ 1.15         $   .84
         Diluted earnings per share                       $  .46         $ .27            $ 1.15         $   .83


NOTE C - COMPREHENSIVE INCOME

    The components of total comprehensive income were as follows:


  (Dollars in millions)                                    Three Months Ended                Nine Months Ended
                                                               August 31,                       August 31,
                                                       -----------------------------   -------------------------------
                                                           2000           1999             2000           1999
                                                       -----------------------------   -------------------------------
Income from continuing operations                       $   19        $     11          $   48        $    35
Adjustments:
    Foreign currency translation effect                     (3)              1              (8)            (7)
                                                        ------        --------          ------        -------
Total comprehensive income                              $   16        $     12          $   40        $    28
                                                        ======        ========          ======        =======


NOTE D - ACQUISITIONS, DIVESTITURES AND OTHER MATTERS

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

     In connection with the transaction, the Company recorded a gain on sale of a minority interest in a subsidiary of approximately $5 million. In addition, the Company recorded minority interest of approximately $26 million, included in other long term liabilities, and an investment in NextPharma of approximately $6 million, included in investments and other assets.

NOTE E - CHANGE IN ACCOUNTING PRINCIPLE

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

     The estimated cumulative effect of this accounting change related to periods prior to fiscal year 2000 of $123 million ($74 million after-tax, or $1.76 per basic and diluted share) is a one-time, non-cash credit to fiscal 2000 earnings. For fiscal year 2000, the accounting change is expected to result in additional income from continuing operations as follows:

                                                               Fiscal Year
          (Dollars in millions, except per share amounts)         2000
                                                                  ----
          Continuing business segments                            $ 30
          Other                                                      7
                                                                  ----
          Income from continuing operations                       $ 37
                                                                  ====

          Net Income                                              $ 22
                                                                  ====
          Earnings per share                                      $.52
                                                                  ====

     The impact on income from continuing operations is presented below showing the increase to income for the three months and nine months ended August 31, 2000 and the pro forma effect on income for the three months and nine months ended August 31, 1999, as if the accounting change had been applied retroactively:


  (Dollars in millions)                            Three Months Ended               Nine Months Ended
                                                       August 31,                      August 31,
                                             -----------------------------   -------------------------------
                                                 2000           1999               2000         1999
                                             -----------------------------   -------------------------------
Continuing business segments                      $    7        $     7           $    22       $    22
Other                                                  2              2                 6             5
                                                  ------        -------            ------       -------
Income from continuing operations                 $    9        $     9           $    28       $    27
                                                  ======        =======           =======       =======
Net income                                        $    5        $     5           $    16       $    16
                                                  ======        =======           =======       =======


     A comparison of earnings per share from continuing operations for the three months and nine months ended August 31, 2000 to pro forma amounts for the three months and nine months ended August 31, 1999 is presented below showing the effects as if the accounting change were applied retroactively:


  (Dollars in millions)                                            Three Months Ended                Nine Months Ended
                                                                       August 31,                       August 31,
                                                             -----------------------------   -------------------------------
                                                                  2000          1999              2000          1999
                                                             -----------------------------   -------------------------------
Basic earnings per share from continuing operations               $  .46        $   .38           $  1.15       $  1.22
Diluted earnings per share from continuing operations             $  .46        $   .38           $  1.15       $  1.21

NOTE F - INVENTORIES

     Inventories are stated at the lower of cost or market value. A portion of the inventories is priced by use of the last-in, first-out (LIFO) method using various dollar value pools. Interim LIFO determinations involve management's estimates of expected year-end inventory levels. Components of inventory are as follows:


          (Dollars in millions)                               August 31,    November 30,
                                                                 2000           1999
                                                           ------------------------------
         Raw materials and supplies                             $  25         $  23
         Work-in-process                                            7             4
         Finished products                                          9            10
                                                                -----         -----
             Approximate replacement cost of inventories           41            37
         Less: reserves, primarily LIFO                            (6)           (6)
                                                                -----         -----
                                                                   35            31

         Long-term contracts at average cost                      310           293
         Less: progress payments                                 (189)         (180)
                                                                -----         -----
             Sub-total long-term contract inventory               121           113
                                                                -----         -----
                                                                $ 156         $ 144
                                                                =====         =====



NOTE G - PROPERTY, PLANT AND EQUIPMENT

          (Dollars in millions)                                 August 31,    November 30,
                                                                  2000            1999
                                                           ------------------------------
         Land                                                   $  30         $  30
         Buildings and improvements                               248           243
         Machinery and equipment                                  555           555
         Construction-in-progress                                  96            50
                                                                -----         -----
                                                                  929           878
         Less: accumulated depreciation                          (572)         (543)
                                                                -----         -----
                                                                $ 357         $ 335
                                                                =====         =====

NOTE H - LONG-TERM DEBT AND CREDIT LINES

     The Company has a five year, $250 million Revolving Credit Facility Agreement (Facility) which expires in 2004 and is secured by stock of certain subsidiaries of the Company. Under the terms of the Facility, the Company pays a commitment fee for unused available funds. Interest rates are variable, primarily based on LIBOR, and the Facility includes various covenants. As of August 31, 2000, $195 million was outstanding under the Facility.

     As of August 31, 2000, outstanding letters of credit totaled $9 million.

NOTE I - CONTINGENCIES

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

Aerojet has substantially completed its efforts under the Decree to determine the nature and extent of contamination at the facility. Preliminarily, Aerojet has identified the technologies that will likely be used to remediate the site and estimated costs using generic remedial costs from databases of Superfund remediation costs. Over the next several years, Aerojet will conduct feasibility studies to refine technical approaches and costs to remediate the site. The remediation costs are principally for design, construction, enhancement and operation of groundwater and soil treatment facilities, ongoing project management and regulatory oversight, and are expected to be incurred over a period of approximately 15 years. Aerojet is also addressing groundwater contamination off of its facility through the development of an Operable Unit Feasibility Study. This Study was completed and submitted as a draft to the governmental oversight agencies in November 1999. In response to governmental agency comments, Aerojet revised the draft report and it was resubmitted in May 2000. The agencies have now accepted the report as complete. The Study enumerates various remedial alternatives by which offsite groundwater can be addressed. The governmental agencies will now develop a Record of Decision which will be subject to Aerojet and public review and comment before the proposed remediation is approved.

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

     On June 30, 2000 the EPA issued a Unilateral Administrative Order (No. 2000-13) to Aerojet and 18 other PRPs requiring them to carry out the BPOU groundwater cleanup. The Order became effective July 10, 2000, and all the PRPs responded that they would comply with all lawful requirements of the Order. The Order required the PRPs to proceed with the proposed cleanup plan but further ordered that the PRPs negotiate with the Watermaster and water purveyors to modify the project to meet the water supply needs of the BPOU. Since issuing the Order, certain of the PRPs including Aerojet have submitted a conceptual plan to implement the ROD. Under the auspices of an EPA retained mediator, certain of the PRPs, including Aerojet, have entered into ongoing negotiations with the Watermaster and local water entities. The goal of these negotiations is to reach an agreement to fund a local water supply project satisfactory to the local water purveyors that would implement all the requirements of the ROD. These same PRPs, including Aerojet, are negotiating among themselves to agree upon a binding allocation process to cover the costs of the project. This would include the costs involved in the Water Quality Authority and Upper District actions relating to the La Puente Valley Water District treatment plant, but not to the Water Quality Authority case on Big Dalton.


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

     In May 1997, the United States Court of Appeals for the Sixth Circuit issued an en banc decision reversing Aerojet's and the other PRP's liability under the CERCLA statute. Petitions for certiorari to the United States Supreme Court for its review of the appellate decision were filed on behalf of the State of Michigan and the EPA and were granted in December 1997. On June 8, 1998, the United States Supreme Court issued its opinion. The Court held that a parent corporation could be directly liable as an operator under CERCLA if it can be shown that the parent corporation operated the facility. The Supreme Court vacated the Sixth Circuit's 1997 ruling and remanded the case back to the United States District Court in Michigan for retrial. Aerojet did not expect that it would be found liable on remand. Aerojet entered into settlement discussions with the EPA and a proposed consent decree was filed with the District Court in July 1999. After a May 8, 2000 hearing, the court requested additional briefing by all parties to occur by July 2000. On August 24, 2000 the court approved the consent decree and dismissed the action as against Aerojet and Cordova.

     In a separate action, Aerojet and Cordova won indemnification for the Muskegon site investigation and remediation costs from the State of Michigan in the state Court of Claims. The Michigan Court of Appeals affirmed on appeal, and the Michigan Supreme Court refused to hear the case. Further, the Michigan Supreme Court also denied the State's motion for reconsideration. As a result, the Company believes that most of the $50 million to $100 million in anticipated remediation costs will be paid by the State of Michigan and the former owner/operator of the site. A settlement agreement with the State of Michigan, related to the proposed consent decree discussed above, has been finalized effective upon the August 24, 2000 approval of the EPA consent decree. In September 2000, Cordova received a settlement payment of $1.5 million from the State of Michigan. In addition, Aerojet settled with one of its two insurers in August 1999 for $4 million.

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

     In the fourth quarter of 1999, Aerojet obtained sufficient information to provide a reasonable basis for estimating the costs to address groundwater contamination off its Sacramento facility and its probable share of the San Gabriel Valley BPOU, and recorded those estimates in its reserve and recovery balances. Estimates regarding the Sacramento Western Groundwater Remediation were based on the Operable Unit Feasibility Study previous references and Aerojet's opinion as to which remediation alternative proposed by the study will be approved by the EPA and the State. Estimates regarding the San Gabriel Valley BPOU remediation were based on the Good Faith Offer/Administrative Consent Order and Watermaster/purveyor negotiations referenced previously. Not resolved at this time are whether Aerojet will have any additional liability for its possible share of water purveyor past cost claims, as well as the EPA's past and future oversight costs. In regard to the matter discussed above, management believes, on the basis of presently available information, that resolution of this matter would not materially affect liquidity, capital resources, or the consolidated financial condition of the Company.

     As of August 31, 2000, Aerojet had total reserves of $324 million for costs to remediate the above sites and has recognized $217 million for probable future recoveries. These estimates are subject to change as work progresses, additional experience is gained and environmental standards are revised. In addition, legal proceedings to obtain reimbursements of environmental costs from insurers are continuing.

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

OTHER SITES

     The Company is also currently involved, together with other companies, in 25 other Superfund and non-superfund remediation sites. In many instances, the Company's liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company's involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company's experience, interim and final allocations of liability costs are generally made based on relative contributions of waste. Based on the Company's previous experience, its allocated share has frequently been minimal, and in many instances, has been less than one percent. The Company has reserves of approximately $15 million as of August 31, 2000 which it believes are sufficient to cover its best estimate of its share of the environmental remediation costs at these other sites. Also, the Company is seeking recovery of its costs from its insurers.

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

OTHER LEGAL MATTERS

Olin Corporation

     In August 1991, Olin Corporation (Olin) advised GenCorp that it believed GenCorp to be jointly and severally liable for certain Superfund remediation costs, estimated by Olin to be $70 million, associated with a former Olin manufacturing facility and waste disposal sites in Ashtabula County, Ohio. In 1993, GenCorp sought declaratory judgment in the United States District Court for the Northern District of Ohio that the Company is not responsible for environmental remediation costs. Olin counterclaimed seeking a judgment that GenCorp is jointly and severally liable for a share of remediation costs. In late 1995, the Court hearing on the issue of joint and several liability was completed, and in August 1996 the Court held hearings relative to allocation. At its request, in 1998, the Court received an additional briefing regarding the impact of the recent Best Foods Supreme Court decision which the Company believes definitively addresses many issues in this case in its favor. Another hearing relative to liability and allocation was held on January 11, 1999. The Court rendered its interim decision on liability on August 16, 1999, finding GenCorp 30 percent liable for remediation costs at "Big D Campground" landfill and 40 percent liable for remediation costs attributable to the Olin TDI facility with regard to the Fields Brook site. GenCorp is currently engaged in Phase III discovery relating to remediation costs, with a trial on the allowability of those costs scheduled for November 27, 2000. Upon completion of the Phase III trial, a final order will be issued, and the matter will be ripe for appeal.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the fourth quarter of fiscal 1999, the Company completed a spin-off of its Performance Chemicals and Decorative & Building Products businesses (OMNOVA Solutions Inc.) to GenCorp Shareholders. As such, the results of the discontinued operations during the first nine months of 1999 are shown separately in the Company's financial statements.

MATERIAL CHANGES IN FINANCIAL CONDITION

     Cash flow used in continuing operating activities for the first nine months of fiscal 2000 was $4 million as compared to cash provided by continuing operating activities of $34 million for 1999. The increased use of cash primarily reflects payments on current and long term liabilities, and overall higher working capital requirements.

     For the first nine months of 2000, cash used in investing activities of continuing operations included $25 million received for the sale of a minority interest in Aerojet Fine Chemicals and capital expenditures of $59 million compared to capital expenditures of $61 million in the same period in 1999. Capital expenditures during the third quarter of fiscal 2000 included investments in Aerojet's Space Based Infrared System (SBIRS) Payload Satellite Facility and F-22 and ATLAS V facilities, Vehicle Sealing's new product launches, and infrastructure expansion for Aerojet Fine Chemicals LLC.

     Financing activities provided $38 million of cash during the nine month period ended August 31, 2000 compared to $3 million during the same period in 1999. Overall, net borrowings increased to fund approved capital investments, acquire contract and commercial inventory, fund dividend payments and meet higher working capital requirements.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Operating profit from continuing businesses totaled $33 million for the third quarter of 2000, an improvement of 50 percent versus $22 million for the third quarter of 1999. In the third quarter of fiscal 2000, GenCorp recognized approximately $7.7 million of operating income due to the residual effect of the accounting change it adopted in the first quarter of fiscal 2000 relating to pension and post retirement benefits. Excluding income from this accounting change, operating income for the third quarter of fiscal 2000 was up 15 percent as compared to the third quarter of 1999. For the nine month period ended August 31, 2000, operating profit from continuing businesses increased 34 percent to $94 million, compared to $70 million in the first nine months of fiscal 1999.

     Sales from continuing operations totaled $260 million for the third quarter of 2000, a slight increase compared to $256 million during the third quarter of 1999. Vehicle Sealing segment revenues increased by 6 percent over revenues in the same period in 1999. Revenues at Aerojet declined slightly, as expected. For the nine month period ended August 31, 2000, sales from continuing businesses decreased six percent to $770 million, compared to $816 million in the first nine months of fiscal 1999.

     Third quarter 2000 earnings from continuing businesses increased to $0.46 per diluted share compared to $0.27 per diluted share during the third quarter of 1999. Earnings from continuing businesses per diluted share increased to $1.15 for the first nine months of fiscal 2000 compared to $0.83 for the first nine months of fiscal 1999.

     On June 5, 2000, GenCorp finalized a transaction with NextPharma Technologies (formerly Pharbil Technologies) to sell a 20 percent equity interest in Aerojet Fine Chemicals for approximately $25 million and an additional 20 percent for an approximate 35 percent equity interest in NextPharma Technologies. In connection with the transaction, the Company recorded a gain of approximately $5 million.

Aerospace, Defense and Fine Chemicals

     Operating profit in the aerospace, defense and fine chemicals segment increased to $29 million in the third quarter of 2000 versus $20 million in the third quarter of 1999. Operating margins increased to 20 percent from 14 percent. For the nine months ended August 31, 2000, operating profit increased to $73 million from $56 million, an increase of 30 percent. Margins were favorably impacted by Delta contract performance, Titan deliveries and launch incentives, award fees on the Atlas V and SADARM programs, 100 percent award fees recognized on the AMSU program, and added profit for performance on the U.S. Army's tactical missile TOW 2A/2B program, offset by performance at Aerojet Fine Chemicals.

     Sales for the aerospace, defense and fine chemicals segment were $145 million in the third quarter of 2000 compared to $148 million in the same quarter of 1999. For the nine months ended August 31, 2000, sales decreased to $414 million from $480 million in the first nine months of 1999. Lower revenues on the Space Based Infrared Program (SBIRS), Space Defense Support Program
(DSP), Integrated Advanced Microwave Sounding Unit (AMSU) programs, and in Aerojet Fine Chemicals LLC contributed to the year-to-date decline, partially offset by higher volume on the Sense and Destroy Armor (SADARM). Aerojet contract backlog at August 31, 2000 totaled $1.5 billion versus $1.6 billion for the same period in 1999.

     On July 17, 2000, Aerojet and Pratt & Whitney Space Propulsion, a unit of United Technologies Corp. announced that they had signed a letter of intent to form a new space propulsion company, subject to execution of a definitive agreement and government agreements and approvals. The final agreement is contingent upon the continuation of Aerojet's existing agreement with the United States Government concerning the allowability of environmental remediation costs at its Sacramento facility. If the agreement is completed, most of Aerojet's propulsion programs would be acquired by the new company in exchange for cash and a 20 percent equity interest in the new company.

     At Aerojet Fine Chemicals, new management was put into place at the end of the third quarter. With rapidly growing backlog in excess of a year's worth of sales, emphasis for the Aerojet Fine Chemicals business is on increasing manufacturing efficiencies to resolve contract delivery scheduling and production output issues. During the third quarter, Aerojet Fine Chemicals completed its Simulated Moving Bed facility for pharmaceutical applications that should solidify an alliance with a key customer to manufacture a breakthrough new drug treatment for epilepsy.

Vehicle Sealing

     Net sales from continuing businesses for the Vehicle Sealing segment improved six percent to $115 million in the third quarter of 2000, versus $108 million in the third quarter of 1999. The sales increase was due to higher production volumes on General Motor's Full Size Pickup and Ford's Full Size Pickup platforms. Initial shipments to Ford began during the third quarter of fiscal 2000 on the Excursion, a platform previously supplied by a North American competitor.

     Operating profit in the third quarter of 2000 was $4 million compared to $2 million for the third quarter 1999. Operating margins are seasonally lower in the third quarter due to model year changeovers and planned shutdowns. Operating results included increased pension income offset by launch support and coordination costs for the Ford Explorer Pickup, Ford Escape and the newly redesigned Ford Explorer. For the first nine months of 2000, operating profit and margins improved to $20 million and 5.7 percent versus $14 million and 4.3 percent for the first nine months of 1999. Operating margins are expected to continue to improve throughout the remainder of 2000 as model run rates are achieved and launch support efforts recede.

UNUSUAL ITEMS

     During the third quarter of 2000, the Company incurred unusual items resulting in a net positive impact to pretax income of $6 million. Unusual items included a gain of $5 million from the sale of an equity interest in Aerojet Fine Chemicals to NexPharma Technologies, and a $2 million gain from an environmental settlement related to a discontinued operation, offset by a $1 million loss on the disposition of property related to a discontinued operation.

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

     The nature of environmental investigation and cleanup activities often makes it difficult to determine the timing and amount of any estimated future costs that may be required for remedial measures. However, the Company reviews these matters and accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and the amount of the liability (usually based upon proportionate sharing) can be reasonably estimated. The Company's Condensed Consolidated Balance Sheet as of August 31, 2000 reflects accruals of $357 million and amounts recoverable of $217 million from the United States Government and other third parties for such costs.

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

FORWARD-LOOKING STATEMENTS

     This report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements may present (without limitation) management's expectations, beliefs, plans and objectives, future financial performance, and assumptions or judgments concerning such matters. Any discussions contained in this report, except to the extent that they contain historical facts, are forward-looking and accordingly involve estimates, assumptions, judgments and uncertainties. There are a number of factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements. Such factors are detailed in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999 and the Company's quarterly reports on Form 10-Q for the quarters ended February 29, 2000 and May 31, 2000 filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates on long-term debt obligations. The Company's policy is to manage its interest rate exposures through the use of a combination of fixed and variable rate debt. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. Substantially all of the Company's long-term debt of $195 million matures in the year 2004 and had an average variable interest rate of 7.64 percent as of August 31, 2000. A one percentage point change in the interest rate on the Company's long term debt would not have materially affected interest expense in the first nine months of fiscal 2000.

     Although the Company conducts business in foreign countries, international operations were not material to the Company's consolidated financial position, results of operations or cash flows as of August 31, 2000. Additionally, foreign currency transaction gains and losses were not material to the Company's results of operations for the nine months ended August 31, 2000. Accordingly, the Company should not be subject to material foreign currency exchange rate risk with respect to future costs or cash flows from its foreign subsidiaries. As of August 31, 2000, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. The Company is evaluating the future use of such financial instruments.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Information concerning legal proceedings, including proceedings relating to environmental matters, which appears in Note I beginning on page 10 of this report is incorporated herein by reference.

     Baier, et al. v. Aerojet-General Corporation, et al.

     On March 1, 2000, a complaint was filed against Aerojet and other defendants in San Bernardino County Superior Court, Case No. RCV046045. The plaintiffs are residents of the cities of Chino and Chino Hills near Aerojet's former Ordnance Division facility. This "toxic tort" action seeks damages for personal injury and property damage allegedly caused by defendants' nuisance and fraud. Aerojet was served on June 29, 2000. Aerojet has notified its insurers and plans to vigorously defend this action. On July 28, 2000, Aerojet and the other defendants removed the case to the United States District Court. On August 30, 2000 the plaintiffs filed a motion to remand the case to State Court. A hearing on this motion is scheduled for October 2000.

     Adams, et al. v. Aerojet-General Corporation, et al.

     This action was filed on May 18, 2000 in Los Angeles Superior Court, Case No. BC230185, by the same plaintiffs' counsel as in the SANTAMARIA and ANDERSON cases. It alleges the same causes of action on behalf of 36 plaintiffs who reside in the Baldwin Park area of Los Angeles. This action was served on Aerojet on July 26, 2000. Aerojet has notified its insurers and plans to vigorously defend this action.


     Los Angeles Superior Court Toxic Tort Cases

     On August 9, 2000, counsel for the plaintiffs in several of the toxic tort actions filed a petition for coordination with the Chair of the Judicial Council requesting assignment of a judge to determine if coordination is appropriate for all of the similar cases. These cases were previously reported in the Company's Annual Report on Form 10-K for Fiscal Year 1999. Aerojet and the other defendants will oppose the petition. A hearing on the petition is scheduled for October 2000.

     Vinyl Chloride Conspiracy Cases

     On July 20, 2000, GenCorp was served with another "vinyl chloride (VC) conspiracy suit" by an employee of a Delaware PVC manufacturer, ZERBY V. ALLIED SIGNAL, INC., ET AL., New Castle County Sup. Ct. (Wilmington, DE), (Case No. OOC-07-68 FSS). The VC conspiracy cases, including ROSS, LANDON, TOUSAINT, BLAND and WIEFERING were previously reported in the Company's Annual Report on Form 10-K for Fiscal Year 1999. They all involve allegations that all of the co-defendants engaged in a conspiracy to suppress information regarding the carcinogenic risk of VC to industry workers, despite the fact that OSHA has strictly regulated workplace exposure to VC since 1974.

     In ZERBY, GenCorp was not alleged to be an employer, VC manufacturer or VC supplier in any of the cases. However, in the WIEFERING and ZERBY cases, GenCorp is erroneously alleged to be the successor to the Great American Chemical Corp., and has moved to dismiss those false allegations. GenCorp has notified its insurers of all of these claims and is vigorously defending its actions.

ITEM 5. OTHER INFORMATION

     At the meeting of the Board of Directors held on July 14, 2000, Robert K. Jaedicke retired from service on the Board of Directors, bringing the number of directors to seven.

     On July 14, 2000 the Company announced that Charles G. Salter had been named Vice President, Compensation and Benefits and Yasmin R. Seyal had been named Treasurer. On September 8, 2000 the Company announced that Joseph Carleone had been named Vice President of GenCorp Inc. and President of Aerojet Fine Chemicals LLC. All three individuals were elected officers of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        a) EXHIBITS

             Table                                                                 Exhibit
            Item No.                  Exhibit Description                          Number
            ------------------------------------------------------------------------------
                3.1                   Amended Articles of Incorporation             3.1
                                      of GenCorp Inc. as amended on
                                      March 29, 2000 (as filed with the
                                      Secretary of State of Ohio on
                                      June 19, 2000).

                3.2                   Amended Code of Regulations                   3.2
                                      of GenCorp Inc. as amended on
                                      March 29, 2000.

                27                    Financial Data Schedule                       27
                                      (Filed for EDGAR only)

        b) REPORTS ON FORM 8-K

                On July 18, 2000, the Company filed an 8-K incorporating its press release dated July 17, 2000, announcing that Aerojet-General Corporation, the aerospace and defense segment of GenCorp, and Pratt & Whitney, a unit of United Technologies Corp. have signed a letter of intent to form a new space propulsion company, subject to execution of a definitive agreement and government agreements and approvals, and expected to be completed before the end of the calendar year.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GENCORP INC.



Date  OCTOBER 12, 2000                  By /s/ T. L. Hall
      ----------------                     ------------------------------------
                                        T. L. Hall
                                        Senior Vice President and Chief
                                        Financial Officer; Treasurer
                                        (Principal Financial Officer)




Date  OCTOBER 12, 2000                  By /s/ W. R. Phillips
      ----------------                     ------------------------------------
                                        W. R. Phillips
                                        Senior Vice President, Law; General
                                        Counsel and Secretary (Duly
                                        Authorized Officer)