Form 10-K405
period 2000-11-30
GENCORP INC
filed 2001-02-14
CIK 40888

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

For the fiscal year ended November 30, 2000        Commission File Number l-1520

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 2001, was $437,121,919.

     As of January 31, 2001, there were 42,658,555 outstanding shares of the Company's Common Stock, 10c par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 2001 Proxy Statement of GenCorp Inc. are incorporated into
Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  GENCORP INC.

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2000

                               TABLE OF CONTENTS

   ITEM
  NUMBER                                                                 PAGE
  ------                                                                 ----
                                      PART I
     1     Business....................................................     1
     2     Properties..................................................     5
     3     Legal Proceedings...........................................     6
     4     Submission of Matters to a Vote of Security Holders.........    11
           Executive Officers of the Registrant........................    11

                                     PART II
     5     Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................    14
     6     Selected Financial Data.....................................    14
     7     Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................    14
    7A     Quantitative and Qualitative Disclosures About Market
             Risk......................................................    20
     8     Consolidated Financial Statements and Supplementary Data....    20
     9     Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................    20

                                     PART III
    10     Directors and Executive Officers of the Registrant..........    49
    11     Executive Compensation......................................    49
    12     Security Ownership of Certain Beneficial Owners and
             Management................................................    49
    13     Certain Relationships and Related Transactions..............    49

                                     PART IV
    14     Exhibits, Financial Statement Schedules and Reports on Form
             8-K.......................................................    49
           Signatures..................................................    50
           Index to Financial Statements and Financial Statement
             Schedules.................................................  GC-1
           Exhibit Index...............................................     i

                                     PART I

ITEM 1.  BUSINESS

     GenCorp Inc. (hereinafter the Company or GenCorp) was incorporated in Ohio in 1915 as The General Tire & Rubber Company. The Company's continuing operations are grouped into two business segments: its aerospace, defense and fine chemicals businesses, and its automotive vehicle sealing business. Aerojet-General Corporation (Aerojet) plays a leading role in the development and production of space electronics and smart munitions, as well as solid and liquid rocket propulsion systems and related defense products and services. Aerojet Fine Chemicals LLC (Fine Chemicals or AFC) supplies special intermediates and active pharmaceutical ingredients (APIs) primarily to commercial customers. The vehicle sealing business (Vehicle Sealing) is a major automotive supplier, engaged in the development, manufacture and sale of highly engineered extruded and molded rubber sealing systems for vehicle bodies and windows for the automotive original equipment manufacturers.

     In December 2000, the Company completed the acquisition of various companies comprising the Draftex International Car Body Seals Division of The Laird Group Public Limited Company in the United Kingdom (the Draftex business or Draftex). Draftex adds approximately $415 million in annual sales to GenCorp for total Vehicle Sealing sales of about $875 million. The sales added by the Draftex acquisition are primarily outside the United States. The acquisition also adds 5,484 employees worldwide for total Vehicle Sealing employment of 10,584. The purchase price was approximately $208 million and includes Draftex's German-based worldwide headquarters and International European Technical Center, and 11 manufacturing plants in Germany, France, Czech Republic, Spain, China and the United States.

     In October 1999, the Company completed a spin-off of its decorative & building products and performance chemicals businesses as a separate publicly traded company named OMNOVA Solutions Inc. The spin-off was approved by GenCorp shareholders at a special meeting on September 8, 1999 and by GenCorp's Board of Directors on September 17, 1999. The Board declared a dividend of one share of OMNOVA Solutions Inc. common stock for each share of GenCorp common stock held on the September 27, 1999 record date. The dividend distribution was made on October 1, 1999.

     Aerojet was founded in 1942 by Dr. Theodore von Karman and initially produced Jet Assisted Take Off (JATO) rockets for military aircraft. General Tire & Rubber, GenCorp's predecessor, became Aerojet's major investor. In the 1950's and 1960's, Aerojet expanded its product line to include launch vehicle and spacecraft propulsion. Since the 1960's, Aerojet has broadened its product line significantly to include satellite payloads, ground systems and weapon systems. Aerojet also expanded its product line to include pharmaceutical fine chemicals, which are now produced by GenCorp's Fine Chemicals business. The Vehicle Sealing business traces its origins to the manufacture of automotive window channels by General Tire & Rubber in the 1940's. In 1993, Vehicle Sealing acquired a minority interest in Henniges, a German vehicle sealing manufacturer, and in 1994, increased its ownership interest to 100%. This acquisition bolstered Vehicle Sealing's product line and technological capabilities, and provided a geographic diversification into the European markets. The Draftex acquisition, completed in 2000, further compliments GenCorp's Vehicle Sealing business.

     As of November 30, 2000, the Company employed approximately 7,895 persons. GenCorp's principal executive offices are located at Highway 50 and Aerojet Road, Rancho Cordova, California 95670. The Company's mailing address is P.O. Box 537012, Sacramento, California 95853-7012. Its telephone number is (916) 355-4000. (Financial information relating to the Company's business segments appears on pages 43 through 45 of this report.)

     A number of design and development centers at GenCorp's business segments focus on specific areas of the businesses and each plant has dedicated engineering services. (Information relating to research and development expense is set forth in Note G on page 29 of this report.)

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

     Nearly 60% of the Company's employees are covered by collective bargaining agreements. Of the covered employees, approximately 7% are covered by collective bargaining agreements that are due to expire within one year. A protracted work stoppage in either the Company's facilities or those of a major automotive customer could adversely affect the Company's results of operations.

     Compliance with laws and regulations relating to the discharge of materials into the environment or the protection of the environment continues to affect many of the Company's operating facilities. A discussion of capital and non-capital environmental expenditures incurred in 2000 and forecasted for 2001 and 2002 for environmental compliance is included under the heading Environmental Matters on page 18 of this report. Environmental matters discussed on page 18 and in Note S beginning on page 38 of this report are incorporated herein by reference.

AEROSPACE, DEFENSE AND FINE CHEMICALS

  Satellite Payloads and Electronics

     Aerojet is a leading provider of advanced satellite payloads and instruments used in remote sensing applications. In addition, Aerojet offers unique ground system capabilities that utilize sophisticated data processing and fusion algorithms to process sensor data and provide the customer with complete end-to-end solutions. Specific technical expertise includes systems integration, infrared and millimeter wave sensors, space flight qualified hardware, sensor signal processing, ground data processing, data fusion, algorithm development and background signature analysis. Aerojet's in-depth understanding of and responsiveness to customer requirements and ability to provide end-to-end support to both the space and ground segments of a complex system provides important competitive advantages in the remote sensing marketplace.

     Major contracts include: the Space Based Infrared System (SBIRS) High and Low programs, Defense Support Program (DSP), Integrated Space Command and Control Program (ISC2), Advanced Microwave Sounding Unit (AMSU) and Advanced Technology Microwave Sounder (ATMS), as well as various classified programs. This business has traditionally focused on customers within the government sector. It is expected, however, that the commercial marketplace will provide additional opportunity for future growth in electronics. The utility and demand for information originating from space-based sensors is beginning to reach the commercial marketplace. Aerojet is well positioned to compete in this growing segment of the market by leveraging core competencies in the fusion, processing and dissemination of real time information.

  Space and Strategic Rocket Propulsion

     Aerojet is a leading producer of both liquid and solid propulsion systems for launch vehicles and strategic systems and serves customers across a wide range of applications. Aerojet's current propulsion portfolio includes liquid engines for both expendable and reusable launch vehicles, upper-stage engines, satellite propulsion, large solid boosters and integrated propulsion subsystems.

     Significant programs include the Atlas V Solid Rocket Motor (SRM), Titan first and second stage liquid engines, Delta II upper stage and the Mark VI Attitude Control system (ACS). The next generation space shuttle and strategic missile programs may provide new opportunities for this business area. While the markets currently being served remain stable, growth is forecasted in the commercial launch segment of the propulsion marketplace.

  Tactical Weapons

     Aerojet's tactical weapons business continues to focus on advanced technology and value-added subsystem solutions. This strategy leverages Aerojet's strength in technology and engineering excellence, and has direct application to the military's post-Cold War doctrine. A recent example is Aerojet's key role on the National Missile Defense program where it is providing critical control systems for multiple stages of the interceptor missile. Another example is the application of sensor and advanced software technologies derived from remote sensing programs to the development of precision strike weapons and smart munitions needed in the support of the Army's Future Combat System (FCS).

     In addition to the National Missile Defense program and smart weapons, which includes the Sense and Destroy Armor (SADARM) program, Aerojet is a key contractor on the Joint Standoff Weapon (JSOW), Tubular Launched Optically Tracked Wire Guided (TOW) program and the Conventional Air Launched Cruise Missile (CALCM). Additionally, significant expertise in solid rocket motors and related energetic material chemistry continues to improve Aerojet's competitive position in the advanced missile propulsion and warhead markets.

  Fine Chemicals

     Aerojet Fine Chemicals produces difficult-to-manufacture regulated chemicals for major pharmaceutical manufacturers with a special emphasis on chemicals directed to therapeutic areas such as oncology, anti-viral and anti-inflammatory (COX-2) applications. AFC leverages key technologies developed and refined by Aerojet through years of defense contracting. Management believes that AFC's success in this high growth market is derived from its distinctive competencies in handling high energy and toxic chemicals, implementing commercial standards and practices and operating under current Good Manufacturing Practices (cGMP). AFC is now involved as a supplier for anti-viral, arthritis, cancer, AIDS and epilepsy new drug applications.

     The markets addressed by AFC are experiencing high growth due in part to the trend in the pharmaceuticals industry toward greater outsourcing of the development and manufacture of pharmaceutical chemicals. Further, major pharmaceutical companies are increasingly relying upon suppliers, like AFC, that possess more integrated capabilities and are able to scale-up and rapidly respond to delivery requirements.

     Two major accomplishments occurred at AFC during the year 2000. On June 5, 2000, the Company finalized an agreement with NextPharma Technologies (NextPharma) to sell a 20 percent equity interest in Aerojet Fine Chemicals LLC for approximately $25 million in cash and to exchange an additional 20 percent equity interest for an approximate 35 percent equity interest in NextPharma. NextPharma, a privately held company, operates in the United States and Europe. It plans to become a leading, global pharmaceutical manufacturing organization through acquisitions, strategic alliances and investments, providing complete supply chain service to the pharmaceutical industry. GenCorp continues to manage, operate, and consolidate Aerojet Fine Chemicals LLC as majority owner. Through its alliance with NextPharma, AFC will have the opportunity to participate in a new growth platform. The second significant event was the completion of several key new facilities, including the construction and validation of the world's largest Simulated Moving Bed (SMB) separation facility. The SMB method is considered within the pharmaceutical industry to be a new and efficient route to produce enantiomeric compounds.

     Most of Aerojet's sales are made directly or indirectly to agencies of the United States government pursuant to contracts or subcontracts which are subject to termination for convenience (with compensation) by the government in accordance with Federal Acquisition Regulations. Fine Chemicals' sales are derived primarily from commercial customers in the pharmaceutical industry.

     Aerojet's direct and indirect sales to the United States government and its agencies (principally the Department of Defense) were approximately $481 million in 2000, $519 million in 1999, and $596 million in 1998. Competition based upon price, technology, quality and service is intense for all products and services in Aerojet's business and has increased with the decline in the national defense budget and the continuing consolidation of the industry. There are several other major companies with the technology and capacity to produce most of the products manufactured and sold by Aerojet, and in some areas, the government has its own manufacturing capabilities. Aerojet believes it remains competitive in its markets. Raw materials required by this segment are generally in adequate supply.

     Backlog in Aerojet's businesses is significant. Aerojet's contract backlog was approximately $1.3 billion at November 30, 2000, compared to $1.6 billion at November 30, 1999. Funded backlog, which includes only the amount of those contracts for which money has been authorized by Congress, totaled approximately $0.7 billion at November 30, 2000, unchanged from November 30, 1999.

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

     As previously described, the Company completed in December 2000 the acquisition of the Draftex International Car Body Seals Division of The Laird Group Public Limited Company (the Draftex business or Draftex). The Draftex business is now part of the Vehicle Sealing segment. Together, the GenCorp and Draftex vehicle sealing businesses, now known as GDX Automotive, provide a substantially broadened and more diversified customer base. The Vehicle Sealing segment will become the world's second largest automotive sealing supplier and the largest North American supplier of highly engineered vehicle sealing systems.

     North American operations primarily produce extruded rubber profiles consisting of a roll-formed steel wire or steel frame surrounded by extruded rubber which is cured, cut and molded to meet customer specifications. This business supplies products to the North American automotive assemblers for use in a wide variety of vehicles including Ford F-Series and Ranger pickups, Ford Explorer; the General Motors C/K pickup and Grand Am, Saturn Z and LS, Honda Accord and the DaimlerChrysler All Purpose Vehicle. The European-based Henniges operations design and produce vehicle sealing systems, encapsulated glass and molded rubber parts, specializing in products which dampen and isolate vibrations, reduce noise and generally seal automotive components. This business unit supplies components to major European automotive original equipment manufacturers, including Volkswagen/Audi, Opel, BMW and DaimlerChrysler.

     The newly-acquired Draftex operations produce extruded rubber profiles engineered to meet customer specifications. Draftex supplies these products for use principally in the passenger car market segment. This business supplies products to North American and European automotive assemblers, including Volkswagen, BMW, Mercedes, Renault and Ford. Draftex is a key supplier on platforms that include the Ford Focus, Volkswagen Golf and Renault Scenic.

     Automotive products are sold directly to Original Equipment Manufacturer
(OEM) customers or their suppliers. Automotive customers include the major domestic automobile manufacturers, the loss of one or more of which would have a material adverse effect on this segment. Sales to General Motors and Ford in 2000 were approximately 26 and 12 percent, respectively, of the Company's net sales.

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

MANUFACTURING/RESEARCH/DESIGN/MARKETING LOCATIONS
AEROSPACE, DEFENSE AND FINE CHEMICALS
Aerojet-General Corporation           Design/Manufacturing            Marketing/Sales Offices:
P.O. Box 13222                        Facilities:                     *Colorado Springs, CO
Sacramento, CA 95813-6000             Azusa, CA                       *Huntsville, AL
916/355-1000                          *Boulder, CO                    *Mt. Arlington, NJ
                                      *Colorado Springs, CO           *Tokyo, Japan
                                      Jonesborough, TN                *Tucson, AZ
                                      Sacramento, CA                  *Washington, DC
                                      *Socorro, NM
Aerojet Fine Chemicals LLC            Design/Manufacturing            Marketing/Sales Offices:
P.O. Box 1718                         Facilities:
Rancho Cordova, CA 95741              Sacramento, CA                  Sacramento, CA
916/355-1000

GDX AUTOMOTIVE
(formerly GenCorp Vehicle Sealing)
World Headquarters:                   Manufacturing Facilities:       Sales/Marketing/Design
34975 West 12 Mile Road               Ballina, Ireland                and Engineering Facilities:
Farmington, MI 48331                  Batesville, AR                  Farmington Hills, MI
                                      Beijing, China                  Dusseldorf, Germany
P.O. Box 9067                         *Berger, MO                     Rehburg, Germany
Farmington Hills, MI 48333-9067       Chartres, France                Wabash, IN
                                      Corvol, France
                                      Grefrath, Germany
European Headquarters:                LeHavre, France
Dusseldorf, Germany                   Marion, IN
                                      Odry, Czech Republic
                                      Palau, Spain
                                      Pribor, Czech Republic
                                      Rehburg, Germany
                                      Salisbury, NC
                                      Valls, Spain
                                      Viersen, Germany
                                      Wabash, IN
                                      Welland, Ontario, Canada

---------------

* An asterisk next to a facility listed above indicates that it is a leased property.

     In addition, the Company and its businesses own and lease properties (primarily machinery, warehouse and office facilities) in various regions of the country for use in the ordinary course of its business. Data appearing in Note R on page 38 of this report with respect to leased properties is incorporated herein by reference.

     During 2000 the Company generally made effective use of its productive capacity. The Company believes that the quality and productive capacity of its properties are sufficient to maintain the Company's competitive position.

ITEM 3.  LEGAL PROCEEDINGS

     Information concerning legal proceedings, including proceedings relating to environmental matters, which appears in Note S beginning on page 38 of this report is incorporated herein by reference.

  Santamaria v. Suburban Water Systems

     On July 29, 1997, a "toxic tort" lawsuit was filed in the Los Angeles County Superior Court, Santamaria v. Suburban Water Systems, Case No. KC 025995, naming as defendants 19 manufacturing companies (including Aerojet), and 5 water companies. The complaint was subsequently amended to add additional plaintiffs and two additional defendant public water companies. On February 24, 1998, the plaintiffs served Aerojet and the other manufacturing defendants. On March 30, 1998, the Court granted a motion for change of venue and transferred the case to Ventura County which is immediately northwest of Los Angeles. Approximately 343 plaintiffs, all of whom reside or resided in the San Gabriel Valley of Los Angeles (SGV), alleged that the defendants placed hazardous chemicals in the soil, groundwater and air in the SGV and provided contaminated well water to the plaintiffs for many years. The causes of action alleged are negligence, wrongful death, strict liability, trespass, nuisance, negligence per se, ultrahazardous activity and fraudulent concealment, and the plaintiffs seek personal injury and property damages in an unspecified amount and punitive damages. They also seek a court order to stop the allegedly tortious activity, but no preliminary injunctive relief is sought.

  Adler et al. v. Southern California Water Company

  Boswell v. Suburban Water Systems

  Celi v. San Gabriel Valley Water Company et al.

     In April 1998, Aerojet was added as a defendant in three tort actions previously filed in Los Angeles County Superior Court containing allegations substantially similar to those in Santamaria. (Adler, Case No. BC169892; Boswell, Case No. KC027318; and Celi, Case No. GC020622). The cases were originally filed in February 1998 only against individual water companies but were amended in April 1998 to add eight manufacturing company defendants. The lawsuits are on behalf of approximately 47 plaintiffs and were filed by a different group of law firms than those handling the Santamaria case. Aerojet was served on April 27, 1998 in the Adler action, on April 28, 1998 in the Boswell and Celi actions.

  Anderson, et al. v. Suburban Water Co., et al.

  Alexander, et al. v. Suburban Water Systems, et al.

  Brooks, et al. v. Suburban Water Systems, et al.

     Anderson, Alexander, and Brooks were filed on July 1, 1998, August 4, 1999, April 13, 2000, respectively, in Los Angeles County Superior Court, Case Nos. KC028524, KC031130, and KC032915, by the same plaintiffs' counsel as in Santamaria. They allege the same causes of action and are made on behalf of approximately 418 plaintiffs. Aerojet was served on November 23, 1998 in the Anderson action, on June 22, 2000 in the Alexander action, and on October 17, 2000 in the Brooks action.

  Demciuc, et al. v. Suburban Water Co., et al.

  Dominguez, et al. v. Southern California Water Co., et al.

  Criner, et al. v. San Gabriel Valley Water Co., et al.

     Demciuc, Dominguez, and Criner were filed on July 30, 1998 in Los Angeles County Superior Court, Case Nos. KC028732, GC 021657, and GC 021658, respectively, by the same plaintiffs' counsel as in Adler, Celi and Boswell. They allege the same causes of action and were filed on behalf of approximately 26 plaintiffs. Aerojet was served on September 16, 1998 in all three actions.

  Adams, et al. v. Aerojet-General Corporation, et al.

     Adams was filed on May 18, 2000 in Los Angeles County Superior Court, Case Nos. BC 230185, by a different set of plaintiffs' lawyers on behalf of approximately 45 plaintiffs against 19 manufacturing companies including Aerojet. It includes no water purveyors defendants. It alleges personal injury claims for negligence, battery and wrongful death. Aerojet was served on July 26, 2000.

  Allen, et al. v. Aerojet, MDC, Southern California Water Company, et al.

  Adams, et al. v. Aerojet, MDC, Southern California Water Company, et al.

  Pennington, et al. v. Aerojet-General Corporation, et al.

     On December 8, 1997, March 2, 1998 and June 19, 2000, three similar but unrelated tort actions were filed in Sacramento Superior Court. Case Nos. AS06295, AS01025 and AS02622. The 105 plaintiffs in these actions seek compensation for damages for alleged personal injuries and property damages related to exposure to groundwater contamination in eastern Sacramento County, California. Aerojet was served on January 14, 1998 in Allen, on April 30, 1998 in Adams and on June 19, 2000 in Pennington. In addition to Aerojet, McDonnell-Douglas Corporation (now Boeing) and two Sacramento water purveyors are defendants in Allen and Adams.

  California Public Utilities Commission (PUC) Investigation

     Because of these (and other similar recent) "toxic tort" lawsuits which named California water purveyors as defendants, on March 12, 1998, the PUC entered an Order initiating a wide ranging investigation of drinking water quality in California. The PUC informed each of the courts that it was considering water safety issues that were also the subject matter of the lawsuits. The PUC's General Counsel has publicly stated that he believes that under the California Constitution, the PUC's jurisdiction overrides that of the courts in this area. To defend its interests, Aerojet intervened in the PUC proceedings.

     In June 1998, the trial courts in Adler, Boswell and Celi entered stays of the entire actions until the PUC investigation was completed. Plaintiffs then agreed to subject Demciuc, Dominguez and Criner to the same stay. Plaintiffs sought writs of mandate from the Court of Appeal in all of the cases and the Court of Appeal set the writs down for briefing and argument.

     The same motions were made in Santamaria in August 1998, however, the trial court refused to issue a stay and dismissed the water companies on the ground that it had no jurisdiction due to the PUC investigation. Aerojet and the other manufacturing company defendants then took a writ to the Court of Appeal, and a stay was issued pending disposition of the writ. Since that writ was filed in a different division of the Court of Appeal, it was transferred and consolidated with the other writs.

     The Court of Appeal issued an opinion in August 1999, in which it upheld the decision in Santamaria and directed that the PUC regulated water companies should be dismissed from all of the tort actions. The plaintiffs and all non-regulated parties sought review in the California Supreme Court which granted review in December 1999. The case has been briefed and the parties are awaiting designation of a date for argument.

     On August 9, 2000, counsel for the plaintiffs in Santamaria, Anderson, Alexander and Brooks filed a motion for coordination of these and other similar cases. The Judicial Council assigned hearing of the motion to the presiding judge of Los Angeles County who approved coordination and assigned the coordination proceedings to a judge in Civil Central West of the Los Angeles Superior Court. The defendants have taken a writ to the Court of Appeal on the ground that this designation was in violation of the venue rulings which had transferred the Santamaria case out of Los Angeles County.

     In November 2000, the PUC issued a draft decision that found that the water currently being served by the private utilities regulated by the PUC is safe. It also provides for further proceedings on the safety of the water prior to discovery of contamination and setting of standards. The toxic tort actions are likely to remain stayed or inactive until the California Supreme Court proceedings are completed.

     Aerojet has notified its insurers of all the above tort actions and will vigorously defend these actions if and when any of them come back for trial.

  Austin, et al. v. J.B. Stringfellow, Jr. et al.

     On May 13, 1998, a toxic tort complaint, Austin, et al. v. J. B. Stringfellow, Jr. et al., Case No. 312339 was filed in Riverside County Superior Court. Aerojet was served on October 16, 1998. The plaintiffs are all neighbors of the Stringfellow superfund site and seek compensation for damages for alleged personal injuries and property damages related to exposure to groundwater contamination allegedly emanating from the site. Aerojet is one of hundreds of defendants served which were allegedly generators of waste to the site. Aerojet has joined a common defense group comprised of 30 de minimis generators. Aerojet has notified its insurers and will vigorously defend this action.

     On November 7, 2000, Herre v. J. B. Stringfellow, Jr. et al., Case No. 350548, was filed in Riverside County Superior Court. The Herre action is a single plaintiff personal injury suit involving allegations and defendants identical to those in Austin. Aerojet was served on February 9, 2001 and will vigorously defend this action.

  In re: Proposition 65 Notices

     Aerojet was served in November and December 1997 with notices from a private group alleging that it had released chemicals into the air and groundwater near its Sacramento facility above state limits in violation of California's Proposition 65 and/or without filing sufficiently detailed public notifications as required by Proposition 65. Following collection and review of all of its Proposition 65 records, air release reports and groundwater reports, Aerojet believes it is in compliance with Proposition 65 and has so advised the California Attorney General's office.

     On June 4, 1998, Aerojet was served with a Proposition 65 lawsuit filed by the Communities for a Better Environment (CBE) in Sacramento Superior Court. The complaint alleges past and present violations of Proposition 65. On July 6, 1998, the case was removed to U.S. District Court based on that court's jurisdiction over the CERCLA Partial Consent Decree for the Sacramento site. Plaintiffs then moved to remand the case to the Sacramento Superior Court. The remand motion was denied by U.S. District Court in November 1998. The federal court in early 1999 transferred the case to Sacramento Superior Court due to its finding of lack of jurisdiction and discovery in the case began. Aerojet and CBE reached a settlement agreement in principal in late December 1999. On December 14, 2000, after receiving approval from the California Attorney General, the settlement agreement was executed. The settlement agreement required CBE to file a voluntary dismissal of its action with prejudice. On January 9, 2001, the Court entered the dismissal.

  American States Water Company, et al. v. Aerojet-General Corporation, et al.

     On October 25, 1999, plaintiffs sued Aerojet in Sacramento Superior Court, Case No. AS05949, alleging, among other things, that historical releases of chemicals at the Aerojet Sacramento plant damaged the goundwater in its service area and caused plaintiffs to sustain various economic damages. On December 27, 1999, Aerojet demurred to the first three causes of action of the complaint. Aerojet was served on October 27, 1999 in this action. The plaintiffs have also filed a suit against the State of California in the same court. The suit claims an inverse condemnation of its water supply business allegedly due to the State's omissions to act or negligence in regulating Aerojet's activities at its Sacramento site. The plaintiffs' case against the State is on a fast track calendar while the case against Aerojet is not. The cases have been consolidated for discovery purposes only. Aerojet will defend this action vigorously.

  Kiefer-Sunrise Associates v. Aerojet-General Corporation, et al.

     In October 1999, this action was filed against Aerojet in Sacramento Superior Court, Case No. AS05937, but no defendants have been served. Plaintiffs allege that groundwater contamination from the Aerojet Sacramento facility and the former Boeing site has adversely affected their real estate development. An unspecified amount of economic damages is sought. In November, 1999, Aerojet entered into a tolling agreement with plaintiffs until April 2001.

  Baier, et al. v. Aerojet-General Corporation, et al.

     On March 1, 2000, a complaint was filed against Aerojet and other defendants in San Bernardino County Superior Court, Case No. RCV046045. The plaintiffs are residents of the cities of Chino and Chino Hills near Aerojet's former Ordnance Division facility. This "toxic tort" action seeks damages for personal injury and property damage allegedly caused by defendants' nuisance and fraud. Aerojet was served on June 29, 2000. Aerojet has notified its insurers and plans to vigorously defend this action. On July 28, 2000, Aerojet and the other defendants removed the case to the United States District Court. On August 30, 2000 the plaintiffs filed a motion to remand the case to State Court, which was denied in October, 2000.

  Kerr, et al.. v. Aerojet-General Corp.

     On December 8, 2000, a complaint was filed against Aerojet in San Bernardino County Superior Court, Case No. RCV051804. At the time of sustaining the injuries complained of, the six plaintiffs were residents of the City of Chino Hills near Aerojet's former Ordnance Division facility. This tort action seeks damages for property diminution and wrongful death allegedly caused by defendant's negligence. Aerojet was served on December 14, 2000. Aerojet has notified its insurers and plans to vigorously defend this action.

  Alliant Techsystems Inc. v. Aerojet-General Corp.

     This action was filed on May 30, 2000 in the United States District Court for the District of Utah, Case CV-0442B. It was served upon Aerojet on July 10, 2000. The plaintiff, Alliant Techsystems Inc. (ATK) is, like Aerojet, a manufacturer of solid propellant rocket motors with composite case structures. In this patent infringement action, ATK alleged that Aerojet has infringed on a utility patent held by ATK relating to the process for lining and winding composite rocket motor cases in the performance of Aerojet's contract to manufacture the Atlas V solid rocket motor for Lockheed-Martin Corp. Based on limited discovery and negotiations between the parties, and recognizing the significant expense and uncertainty associated with patent litigation, the matter was settled on December 11, 2000. Aerojet agreed to pay a royalty of $1.0 million per year for three years to obtain a license to use the patented process on any Aerojet program. Aerojet will also pay a royalty of 1% of the net sales price for any commercial rocket motors sold and launched before the end of 2008.

  TNS, Inc. v. NLRB, et al.

     TNS, Inc., now known as Aerojet Ordnance Tennessee, Inc., (AOT) has long manufactured armor piercing projectiles and ordnance from depleted uranium (DU) under contracts with the U.S. military. AOT is a wholly-owned subsidiary of Aerojet-General Corporation.

     In 1981, a labor strike occurred at the facility in Jonesborough, Tennessee, during which the Oil, Chemical and Atomic Workers Union, now "PACE", claimed that the employees had the legal right to strike due to "abnormally dangerous" working conditions under Section 502 of the National Labor Relations Act. The "abnormally dangerous" conditions stemmed from the radioactive nature of DU. Accordingly, the strike became an "unfair labor practice strike", which prevented permanent replacement of the 200 strikers. Notwithstanding these claims by the Union, the strikers were replaced and unfair labor practice charges were filed.

     In 1992, the NLRB, in a consolidated unfair labor practice case (Case Nos. 10-CA-17709 and 18785), overruled the Administrative Law Judge and found that TNS had not violated Section 502, and thus dismissed the complaint. The union appealed the dismissal to the D.C. Circuit Court of Appeals (Case No. 93-1299), which remanded the case to the NLRB in 1995 for reconsideration of the standards to be applied in determining "abnormally dangerous" working conditions.

     On September 30, 1999, the NLRB issued its Second Supplemental Decision and Order, finding that TNS had committed an unfair labor practice when it refused to reinstate those strikers who made the unconditional offer to return to work in 1982.

     TNS has appealed the recent ruling of the NLRB to the Sixth Circuit Court of Appeals (Case No. 99-6379), which has been consolidated with the cross-appeal of the NLRB (Case No. 00-5433). The case presents significant issues of first impression under Section 502 of the National Labor Relations Act, as well as primary jurisdiction issues where the safe handling and use of radioactive materials are comprehensively regulated by the Nuclear Regulatory Commission and the Tennessee Department of Conservation and Environment, Bureau of Environment, Division of Radiological Health.

     The matter has been fully briefed, with numerous amicus briefs filed in support of TNS' position, and oral argument is expected in summer, 2001. A ruling adverse to TNS would likely result in a substantial backpay award to the eligible strikers, all of whom have been offered reinstatement over the past 18 years. The actual total backpay amount, however, would be subject to various interest and off-set adjustments to be determined through compliance proceedings before the NLRB.

  McKinley, et al. v. GenCorp Inc., et al.

     Following an "investigative" report published in the Houston Chronicle on November 29, 1998 a "toxic tort" lawsuit was filed against 40 chemical companies and trade association co-defendants in Common Pleas Court for Ashtabula County, Ohio, Case No. 98CV00797. The complaint was filed by the heirs of a former production employee at GenCorp's former polyvinyl chloride (PVC) resin facility in Ashtabula, Ohio and GenCorp was served on December 21, 1998. GenCorp, as the former employer, is alleged to have intentionally exposed the decedent to vinyl chloride (VC), a building block compound for PVC that is listed as a carcinogen by certain government agencies. The alleged exposure is claimed to have resulted in fatal liver damage. Plaintiffs also allege that all of the co-defendants engaged in a conspiracy to suppress information regarding the carcinogenic risk of VC to industry workers, despite the fact that OSHA has strictly regulated workplace exposure to VC since 1974.

     This lawsuit is an outgrowth of three similar but unrelated "toxic tort" civil conspiracy cases brought in 14th Judicial District Court, Calcasieu Parish, Louisiana by the heirs of deceased former employees of two chemical plants in Lake Charles, Louisiana: (Ross, et ux. v. Conoco, Inc., et al. (Case No. 90-4837); Landon, et ux. v. Conoco, Inc., et al. (Case No. 97-7949); Tousaint, et ux. v. Insurance Co. of North America, et al. (Case No. 92-6172). GenCorp was named as a "conspiring" co-defendant in all three cases, along with most of the same co-defendants in the McKinley case. All cases pending in Louisiana have been settled on a basis favorable to the Company.

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

     On or about August 25, 1999, GenCorp was served with a suit alleging conspiracy, manufacturers' liability, and related claims by a railyard worker for CSX Transportation in Cincinnati, Ohio. Wiefering, et al. v. Allied Chemical Corp., et al., Cuyahoga County Common Pleas Court, (Cleveland) Ohio, (Case No. 389385). Plaintiff alleges that he contracted "vinyl chloride disease" as a result of exposure to VC and PVC products shipped by GenCorp and other manufacturers through the CSX Cincinnati railyards.

     On July 20, 2000, GenCorp was served with another "vinyl chloride (VC) conspiracy suit" by an employee of a Delaware PVC manufacturer, Zerby v. Allied Signal, Inc., et al., New Castle County Superior Court (Wilmington, DE), (Case No. OOC-07-68 FSS). A similar action, Staples et al. v. Dow Chemical Co., et al., Brazoria County District Court (Case No. 9673-BH99) was filed December 5, 2000 and tendered to GenCorp on December 21, 2000.

     All of the VC conspiracy cases, Ross, Landon, Tousaint, Bland, Zerby, Wiefering and Staples, involve allegations that the co-defendants engaged in a conspiracy to suppress information regarding the carcinogenic risk of VC to industry workers. GenCorp is not alleged to be an employer, VC manufacturer or VC supplier in any of these cases. However, in the Wiefering and Zerby cases, GenCorp is erroneously alleged to be the successor to the Great American Chemical Corp., and has moved to dismiss those false allegations.

     GenCorp has notified its insurers of all of these claims and is vigorously defending its actions.

  Wotus, et al. v. GenCorp Inc. and OMNOVA Solutions Inc., et al.

     On October 12, 2000, a group of hourly retirees filed a class action seeking recision or modification of the current Hourly Retiree Medical Plan established in spring, 1994, or reinstatement of pre-1994 benefit plan terms. Wotus, et al. v. GenCorp Inc., et al., U.S.D.C., N.D. Ohio, Case No. CV-2604. GenCorp was served on October 16, 2000. The crux of the dispute relates to the payment of benefit contributions by retirees as a result of the cost caps implemented in the fall, 1993. The caps were instituted to alleviate the impact of Financial Accounting Standard Board Statement No. 106 (FAS 106). Benefit contributions had been delayed until January 1, 2000 pursuant to a moratorium negotiated with the United Rubber Workers of America (URW) and its successor, the United Steelworkers of America (USWA), as well as from savings generated by Plan sponsored networks. A failure to pay contributions results in a termination of benefits.

     The class representatives consist of three hourly retirees from the Jeannette, Pennsylvania facility of OMNOVA Solutions Inc. (OMNOVA), the company spun-off from GenCorp on October 1, 1999, and one hourly retiree from GenCorp's former Akron tire plant. The putative class encompasses all eligible hourly retirees formerly represented by the URW or USWA. The Unions, however, are not party to the suit, and have agreed not to support such litigation pursuant to Memoranda of Agreement negotiated with GenCorp.

     The retirees also challenge the creation of the OMNOVA Plan, which has terms identical to the prior GenCorp Plan, without retiree approval.

     GenCorp prevailed in a similar class action filed in 1995, arising at its Wabash, Indiana location. Divine, et al. v. GenCorp Inc., U.S.D.C., N.D. Ind., Case No. 96-CV-0394-AS. Accordingly, res judicata and collateral estoppel issues exist, and certainly the hourly retirees from the Wabash location are excluded from the putative class. The GenCorp and OMNOVA insurance carriers have been advised of this litigation.

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

     The United States government frequently conducts investigations into allegedly illegal or unethical activity in the performance of defense contracts. Investigations of this nature are common to the aerospace and defense industries in which Aerojet participates and lawsuits may result; possible consequences may include civil and criminal fines and penalties, in some cases, double or treble damages, and suspension or debarment from future government contracting. Aerojet currently is not aware that it is the subject of any United States government investigations If such an investigation were to occur, legal or administrative proceedings could result.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended November 30, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is given as of February 12, 2001, and except as otherwise indicated, each individual has held the same office during the preceding five-year period.

     Robert A. Wolfe, age 62: Chairman, Chief Executive Officer and President of the Company (since October 1999); formerly Vice President of the Company and President of Aerojet (from September 1997 to October 1999); previously Executive Vice President of the Pratt & Whitney Group, a division of United

Technologies (during 1997), President, Pratt & Whitney Aircraft's Large Commercial Engines business (from 1994 to 1997), and Senior Vice President, Pratt & Whitney's Commercial Engine Management for Latin and North America (from 1992 to 1994).

     Robert C. Anderson, age 51: Vice President and Deputy General Counsel; Assistant Secretary (since October 1999); formerly Vice President, Law of Aerojet (from September 1996 to October 1999); previously, Counsel, General Electric Aircraft Engines (from June 1986 to September 1996), and Senior Counsel (from 1985 to 1986) and Counsel (from 1978 to 1985) for TRW Inc.

     Chris W. Conley, age 42: Vice President, Environmental, Health & Safety (since October 1999); formerly Director Environmental, Health & Safety (from March 1996 to October 1999); previously Environmental Consultant (from 1994 to
1996) and Manager, Environmental for GenCorp Automotive (from 1990 to 1994).

     Carl B. Fischer, age 59: Vice President of the Company and President of Aerojet (since October 1999); formerly Senior Vice President, Electronic and Weapon Systems Sector of Aerojet (from October 1997 to October 1999); previously Vice President of Space Surveillance Programs for Aerojet (from July 1993 to October 1997), Vice President and General Manager of Aerojet Tactical Programs (from 1982 to 1993) and Director of Engineering for Aerojet (from 1980 to 1982).

     Joseph M. Gray, age 51: Vice President of the Company and President, Vehicle Sealing (since February 2000); formerly Chief Operating Officer of Peregrine Incorporated (from April to December 1998) and President, Exterior Systems Group (from January 1997 to April 1998); previously Executive Vice President of Bosch Braking Systems Corporation and President of its ABS and Wheel End Products business (from April 1996 to January 1997) and President of Allied Signal Inc.'s AntiLock Braking Systems business (from February 1995 to April 1996).

     Joseph Carleone, age 54: Vice President of the Company and President of Aerojet Fine Chemicals LLC (since September 2000), formerly Vice President and General Manager, Remote Sensing Systems and Vice President, Operations at Aerojet (from 1999 to 2000); previously Vice President, Operations (from 1997 to
2000); Vice President, Tactical Product Sector (from 1994 to 1997); and Vice President, Armament Systems; Director, Warhead Systems and Chief Scientist, Warheads (from 1982 to 1994).

     Terry L. Hall, age 46: Senior Vice President and Chief Financial Officer of the Company (since October 1999); formerly on special assignment as Chief Financial Officer of Aerojet (from May 1999 to October 1999); previously Senior Vice President and Chief Financial Officer of US Airways Group, Inc. (during
1998), Chief Financial Officer of Apogee Enterprise (from 1995 to 1997), Chief Financial Officer of Tyco International Ltd. (from 1994 to 1995), Vice President and Treasurer of UAL Corp. (from 1990 to 1993) and President/General Manager of Northwest Aircraft Inc. (from 1986 to 1990).

     Samuel W. Harmon, age 50: Senior Vice President, Administration (since October 1999); formerly Senior Vice President, Human Resources (from February 1996 to October 1999) and Vice President, Human Resources (from October 1995 until February 1996); previously Vice President, Human Resources, AlliedSignal, Inc., for its European operations (from 1995 to February 1996) and for its Automotive Sector (from 1993 to 1995).

     Michael F. Martin, age 54: Vice President and Controller (since October
1999); formerly Vice President and Controller of Aerojet (from September 1993 to October 1999); previously Controller of Aerojet's ElectroSystems Division (from 1991 to 1993).

     Thomas E. Peoples, age 52: Senior Vice President, International and Washington Operations (since October 1999); formerly Vice President, International and Washington Operations for Aerojet (from August 1996 to October
1999); previously Vice President, Strategic Business Development for Aerojet (from July 1994 to August 1996), Vice President of Business Development for Aerojet's Electronics Division (from February 1994 to July 1994), Director of Business Development for Aerojet's Tactical Systems and Advanced Programs (from May 1992 to July 1994) and Manager of Business Development for Raytheon's Smart Munitions Programs (from March 1987 to April 1992).

     William R. Phillips, age 58: Senior Vice President, Law; General Counsel (since September 1996) and Secretary (since October 1999); formerly Vice President, Law of Aerojet (from 1990 to 1996); previously

General Counsel, Group Counsel and Manager Legal Operations, General Electric Aircraft Engines (from 1986 to 1989).

     Charles G. Salter, age 51: Vice President of Compensation and Benefits of the Company (since April 2000); formerly Corporate Vice President, Benefits for AutoNation (from 1998 to 2000); previously Director, Employee Benefits of AlliedSignal Aerospace (from 1995 to 1998), Corporate Director, Human Resource Policies & Practices and Director, Employee Benefits, as well as other management positions within GenCorp (from 1978 to 1995).

     Yasmin R. Seyal, age 43: Treasurer of the Company (since July 2000); formerly Assistant Treasurer and Director of Tax of the Company (from March 2000 to July 2000); previously Director of Treasury and Taxes of the Company (from October 1999 to April 2000), Director of Taxes as well as other management positions within Aerojet (from 1989 to April 1999), Manager with
PricewaterhouseCoopers (from 1982 to 1989).

     Rosemary Younts, age 45: Senior Vice President, Communications (since February 1996); formerly Vice President, Communications (from January 1995 to February 1996); previously Director of Communications (from 1993 to 1995) and held various communications positions with Aerojet (from 1984 to 1993).

     The Company's executive officers generally hold terms of office of one year and/or until their successors are elected.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed on the New York and Chicago Stock Exchanges. At December 31, 2000, there were approximately 12,300 holders of record of the Company's common stock. During the first three quarters of 1999, and for all of 1998, the Company paid quarterly cash dividends on common stock of $.15 per share. During the fourth quarter of 1999, and for all of 2000, following the spin-off of OMNOVA Solutions Inc., the Company paid a quarterly cash dividend on common stock of $.03 per share. Information regarding the high and low quarterly sales prices of common stock for the past two years is contained in the Quarterly Financial Data (Unaudited) which begins on page 46 of this report and is incorporated herein by reference.

     Information concerning long-term debt, including material restrictions and provisions relating to distributions and cash dividends on the Company's common stock (if any), appears in Note N which begins on page 35 of this report and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     Financial data required under this section appears on page 48 of this report and is incorporated herein by reference.

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

     On September 8, 1999, Shareholders voted to approve the spin-off of the Company's Performance Chemicals and Decorative & Building Products businesses (OMNOVA Solutions Inc.) to GenCorp shareholders as a separate, publicly traded company. The spin-off became effective October 1, 1999, and results of discontinued operations are shown separately in the Company's financial statements. The discussion following focuses on the continuing operations of the Company including the aerospace, defense and fine chemicals segment, and the vehicle sealing segment.

2000 FINANCIAL HIGHLIGHTS -- CONTINUING OPERATIONS

     - SALES -- Totaled $1.05 billion in 2000 versus $1.07 billion in 1999.

     - INCOME FROM CONTINUING OPERATIONS -- Increased 20 percent to $55 million in 2000 as compared to $46 million in 1999. Excluding unusual items, income from continuing operations increased to $57 million in 2000 from $39 million in 1999.

     - DILUTED EARNINGS PER SHARE -- Increased 20 percent to $1.31 in 2000 as compared to $1.09 in 1999. Before unusual items, diluted earnings per share were $1.37 in 2000 versus $0.92 in 1999.

FINANCIAL RESOURCES AND CAPITAL SPENDING -- CONTINUING OPERATIONS

     Net cash provided by operating activities of continuing operations for fiscal 2000 was $23 million compared to $100 million in 1999 and $76 million in 1998. Reduced cash flow in fiscal 2000 primarily reflects the absence of certain environmental insurance settlements received in fiscal year 1999, offset by other expected working capital changes and timing of income tax payments.

     In fiscal 2000, capital expenditures were $82 million as compared to $97 million in 1999 and $68 million in 1998. Capital expenditures in fiscal 2000 and 1999 included significant investments in Aerojet's Space Based Infrared System (SBIRS) Satellite Payload Facility and the Aerojet Fine Chemicals business. These capital expenditures directly support GenCorp's contract and customer requirements and were primarily made for capacity expansion, cost reduction initiatives, safety and productivity improvements and environmental protection. Capital expenditures in 2001 are expected to be less than 2000 due to the completion of these major investments. Fiscal 2001 capital expenditures are currently projected to be approximately $74 million.

     Cash flow provided by financing activities of $28 million in fiscal 2000 included a net increase in long-term debt of $37 million primarily used to fund capital expenditures, offset by payments of short-term debt and dividends. Cash flow used in financing activities in fiscal 1999 primarily included a net $210 million decrease in long-term debt and $20 million in dividends offset by a spin-off dividend payment received from OMNOVA Solutions Inc. of $200 million. Financing activities in 1998 included three acquisitions that were primarily responsible for a net increase in long-term debt of $272 million.

     Management believes that funds generated from operations and existing borrowing capacity are adequate to finance planned capital expenditures, Company-sponsored research and development programs and dividend payments to shareholders.

UNUSUAL ITEMS

     During 2000, the Company incurred unusual items resulting in a pre-tax loss of $4 million. Unusual items included a gain of $5 million from the sale of an equity interest in Aerojet Fine Chemicals to NextPharma Technologies; a $3 million gain from an environmental settlement related to a discontinued operation, offset by an $8 million charge related to a foreign currency hedge transaction associated with the acquisition of Draftex International Car Body Seals; a $3 million charge related to the pension settlement of a discontinued Canadian operation; and a $1 million loss on the disposition of property related to a discontinued operation.

     During 1999, the Company incurred unusual items resulting in income before taxes of $12 million. Unusual items included a gain of $59 million on settlements covering certain environmental claims with certain of the Company's insurance carriers (see Note S -- Contingencies); a provision of $33 million for environmental remediation costs associated principally with the Company's initial estimate of its probable share, as a Potentially Responsible Party (PRP) in the portion of the San Gabriel Valley Basin Superfund Site known as the Baldwin Park Operable Unit (BPOU) (see Note S -- Contingencies); a provision for environmental remediation costs at the Company's Lawrence, Massachusetts site of $6 million (see Note S -- Contingencies); a provision for environmental remediation costs associated with other Company sites of $2 million (see Note
S -- Contingencies); a charge of $4 million related to a pricing dispute with a major vehicle sealing customer; a charge of $1 million for the write-down of certain vehicle sealing assets to net realizable value; and a charge of $1 million related to relocation/retention costs associated with the spin-off.

     During 1998, the Company incurred unusual items resulting in income of $9 million. Unusual items included charges of $4 million primarily related to exiting the Plastic Extrusions appliance gasket business, offset by a gain of $13 million from the sale of surplus land in Nevada by Aerojet.

AEROSPACE, DEFENSE AND FINE CHEMICALS

     Sales for the aerospace, defense and fine chemicals segment in 2000 were $562 million versus 1999 sales of $615 million, down 9 percent. The majority of the decline is the result of the completion and sale of the final Special Sensor Microwave Imager/Sounder (SSMIS) unit in 1999. Lower revenues on a mix of propulsion programs, the Integrated Advanced Microwave Sounding Unit (AMSU) program, and in Aerojet Fine Chemicals also contributed to the decline in sales, partially offset by higher volume on the Space Based Infrared System (SBIRS), Sense and Destroy Armor (SADARM), and the Japanese Hope X programs.

     Aerospace, defense and fine chemicals 2000 segment operating profit of $90 million compares to $62 million in 1999. Return on sales (segment operating profit divided by segment sales) was 16 percent in 2000 and ten percent in 1999, with profit margins favorably impacted by Delta and Titan contract performance, award fees on the Atlas V and SADARM programs, 100 percent award fees recognized on the AMSU program and the Defense Support Program Consolidation, and increased pension income, offset by losses at Aerojet Fine Chemicals.

     On June 5, 2000, the Company finalized an agreement with NextPharma Technologies (NextPharma) to sell a 20 percent equity interest in Aerojet Fine Chemicals for approximately $25 million in cash and exchange an additional 20 percent equity interest for an approximate 35 percent equity interest in NextPharma. NextPharma, a privately held company, operates in the United States and Europe, focusing on contract process development and manufacturing in the pharmaceutical industry. GenCorp continues to manage, operate, and consolidate Aerojet Fine Chemicals as majority owner. In connection with the transaction, the Company recorded a gain on the sale of a minority interest in its subsidiary of approximately $5 million. In addition, the Company initially recorded minority interest of approximately $26 million, included in other long-term liabilities, and an investment in NextPharma of approximately $6 million.

     At Aerojet Fine Chemicals, new management was put into place at the end of the third quarter. Emphasis for the Aerojet Fine Chemicals business is on increasing manufacturing efficiencies to resolve contract delivery scheduling and production output issues. During the third quarter, Aerojet Fine Chemicals completed its Simulated Moving Bed facility for pharmaceutical applications that should solidify an alliance with a key customer to manufacture a breakthrough new medical treatment.

Backlog and Outlook

     Aerojet's contract backlog was $1.3 billion at the end of fiscal 2000, compared to $1.6 billion at the end of fiscal 1999 and $1.7 billion at the end of fiscal 1998. Funded backlog, which includes only the amount of those contracts for which money has been directly authorized by Congress, totaled $0.7 billion at the end of fiscal 2000, compared to $0.7 billion at the end of fiscal 1999 and $0.6 billion at the end of fiscal 1998.

     The contract base for the aerospace, defense and fine chemicals segment is fairly stable with a healthy contract backlog. Significant long-term contract awards have been won over the last four years, which enhance major product areas in 2001 and beyond.

1999 Results

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

VEHICLE SEALING

     Vehicle sealing segment sales in 2000 of $485 million were up six percent from $456 million in 1999. The sales increase was primarily due to higher production volumes on General Motors' C/K full size pickup and Ford's F-Series full size pickup platforms. Initial shipments to Ford began during the third quarter of fiscal 2000 on the Excursion, a platform previously supplied by a North American competitor.

     Vehicle sealing's 2000 segment operating profit improved to $34 million compared to $18 million in 1999 with operating profit margins improving to seven percent from four percent in 1999. Operating profit margins steadily improved throughout the year as model run rates were achieved and launch support efforts subsided on launches initiated in 1999. Fiscal 2000 operating results were also favorably impacted by increased pension income partially offset by launch support and coordination costs for the Ford Explorer Sport Trac, Ford Escape and the newly redesigned Ford Explorer.

Outlook

     The vehicle sealing segment is currently well positioned in the marketplace with a strong mix of popular passenger car, sport utility vehicle and light truck platforms. With the acquisition of the Draftex business (see Subsequent Event, below), Vehicle Sealing strengthens its sales position to number two world-wide, number one in North America and number three in Europe. The acquisition also immediately broadens and diversifies its customer/platform base and creates the opportunity for future rationalization of production capacity in both Europe and North America to achieve better utilization and operational profitability. The acquisition addresses the need for consolidation in this industry, supports the Company's need for cash flow to fuel growth, and solidifies the vehicle sealing segment's competitive global posture now and in the future.

1999 Results

     Vehicle sealing segment sales in 1999 of $456 million were up 22 percent from $375 million in 1998 for two major reasons. The first is because there was no impact of General Motors' strike and work stoppage at the Company's Batesville, Arkansas facility as in 1998. Secondly, the light truck and sport utility vehicle market remained extremely strong. Higher shipments were recorded in 1999 on General Motors' full size pickups and S10/Blazer models; Ford's F-Series full size pickup and the Ford Explorer program; and the Mercedes All Purpose Vehicle program. Car platform sales also improved on General Motors' Grand AM and Saturn programs.

     Vehicle sealing's 1999 segment operating profit was $18 million compared to $3 million in 1998. Results in 1998 were lower because of the General Motors strike, work stoppage at the Company's Batesville, Arkansas facility and higher than anticipated launch costs and operating losses from the divested Plastic Extrusions division.

DISCONTINUED OPERATIONS

     In 1999, the Company disposed of its Polymer Products segment through the spin-off of OMNOVA Solutions Inc., and the sale of its Penn Racquet Sports Division. Earnings from discontinued operations totaled $26 million for 1999 compared to $46 million in 1998. Results in 1999 included pre-tax costs related to the spin-off of approximately $25 million.

SUBSEQUENT EVENT

     On December 29, 2000 the Company acquired The Laird Group's Draftex International Car Body Seals Division (Draftex) at an estimated purchase price of approximately $208 million. The final purchase price will reflect certain working capital adjustments. Draftex is now part of the Company's Vehicle Sealing business segment, now known as GDX Automotive, and adds 11 manufacturing plants in six countries including Spain, France, Germany, Czech Republic, China, and the United States. The acquisition will be accounted for under the purchase method of accounting. The purchase price allocation will be made in the first quarter of 2001.

     On December 28, 2000, the Company entered into a new, five year, $500 million senior credit facility (New Facility). The New Facility was used to finance the acquisition of the Draftex business and replaced the previous Credit Facility. The New Facility consists of a $150 million revolving loan, a $200 million term loan and a $150 million term loan. The term loans include quarterly installment payment provisions. The Company pays a commitment fee for unused available funds. Interest rates are variable, primarily based on LIBOR. The New Facility contains certain restrictive covenants that require the Company to meet specified financial ratios and restricts dividend payments, capital expenditures, incurrance of additional debt and other transactions.

     In December 2000, the Company entered into foreign currency forward contracts to hedge exchange rate risk while negotiating the Draftex acquisition. The foreign currency forward contracts resulted in a gain of approximately $10 million to be recognized in the first quarter of 2001.

ENVIRONMENTAL MATTERS

     GenCorp's policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes a significant amount of resources and management attention to environmental matters and actively manages its ongoing processes to comply with extensive environmental laws and regulations. The Company is involved in the remediation of environmental conditions that resulted from generally accepted manufacturing and disposal practices in the 1950's and 1960's that were followed at certain GenCorp plants. In addition, the Company has been designated a Potentially Responsible Party (PRP) with other companies at sites undergoing investigation and remediation.

     In 2000, capital expenditures for projects related to the environment were approximately $1 million, compared to $5 million in 1999 and $6 million in 1998. The Company currently forecasts that capital expenditures for environmental projects will approximate $1 million in both 2001 and 2002. During 2000, noncapital expenditures for environmental compliance and protection totaled $30 million, of which $11 million was for recurring costs associated with managing hazardous substances and pollution abatement in ongoing operations and $19 million was for investigation and remediation efforts at other sites. Similar noncapital expenditures were $40 million and $44 million in 1999 and 1998, respectively.

     The nature of environmental investigation and cleanup activities often makes it difficult to determine the timing and amount of any estimated future costs that may be required for remedial measures. However, the Company reviews these matters and accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and the amount of the liability (usually based upon proportionate sharing) can be reasonably estimated. The Company's Consolidated Balance Sheet as of November 30, 2000 reflects accruals of $353 million and amounts recoverable of $213 million from the United States Government and other third parties for such costs.

     The effect of resolution of environmental matters on results of operations cannot be predicted due to the uncertainty concerning both the amount and timing of future expenditures and future results of operations. However, management believes, on the basis of presently available information, that resolution of these matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company. The Company will continue its efforts to mitigate past and future costs through pursuit of claims for insurance coverage and continued investigation of new and more cost effective remediation alternatives and associated technologies. For additional discussion of environmental matters, refer to Note S -- Contingencies.

ADOPTION OF THE EURO

     Based upon a preliminary evaluation, management believes that the adoption of the Euro by the European Economic Community will not have a material impact on the Company's international businesses. The Company's foreign operations as of November 30, 2000 are small and each operation conducts the majority of its business in a single currency with minimal price variations between countries. The Company is evaluating the impact of the adoption of the Euro on its newly acquired subsidiaries (see Subsequent Event, on previous page).

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates on long-term debt obligations. The Company's policy is to manage interest rates through the use of a combination of fixed and variable rate debt. The Company is currently evaluating the use of derivative financial instruments to manage its interest rate risk. Substantially all of the Company's outstanding long-term debt of $190 million as of November 30, 2000, which was paid off in December 2000, is variable and had an average variable interest rate of 8.2 percent as of November 30, 2000. A one point change of the interest rate on the Company's long-term debt would have affected interest expense in 2000 by $2 million. The Company's long-term debt bears interest at market rates and therefore, the carrying value approximates fair value.

     Although the Company conducts business in foreign countries, international operations were not material to the Company's consolidated financial position, results of operations or cash flows as of or for the year ended November 30, 2000. Additionally, foreign currency transaction gains and losses were not material to the Company's results of operations for the year ended November 30, 2000. Except as noted below, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. The Company is evaluating the future use of such financial instruments to manage potentially significant exposure to foreign currency exchange rate risk with respect to future costs or cash flows from its foreign subsidiaries.

     In the fourth quarter of fiscal 2000, the Company entered into a forward exchange contract to purchase a specified number of Euros at a specified exchange rate, in order to hedge against market fluctuations during negotiations to acquire Draftex International. In connection with the forward exchange contract that expired on November 30, 2000, the Company expensed approximately $8 million as an unusual item.

CHANGE IN ACCOUNTING PRINCIPLE

     In the first quarter of fiscal year 2000, the Company implemented a change in accounting principle to more appropriately reflect investment returns and actuarial assumptions related to pension assets and postretirement health care and life insurance liabilities. The changes to pension assets include: adjusting to a three year smoothing period from a five year smoothing period; changing the amortization period to a maximum of five years from 11 years; and eliminating the use of a 10 percent corridor for gain/loss recognition. The changes to postretirement health care and life insurance liabilities include changing the amortization period to a maximum of five years from 11 years and eliminating the use of a 10 percent corridor for gain/loss recognition. The changes were effective December 1, 1999 and resulted in a one-time after tax gain of approximately $74 million in the first quarter of fiscal year 2000. The changes have no effect on the funded status of the pension or other postretirement benefit plans, and the employee and retiree benefit plans remain unchanged.

FORWARD-LOOKING STATEMENTS

     This annual report contains information that is forward-looking, including material contingencies as described in the Notes to Consolidated Financial Statements contained elsewhere herein. The outcomes of forward-looking statements and material contingencies could differ materially from those discussed due to inherent economic risks and changes in prevailing governmental policies and regulatory actions.

     Some important factors that could cause the Company's actual results or outcomes to differ from those expressed in its forward-looking statements include, but are not limited to, the following:

          - General economic trends affecting the Company's markets

          - Governmental and regulatory policies including environmental regulations

          - The Company's acquisition and joint venture activities

          - Vehicle sales and production rates of major automotive programs in the United States and abroad

          - Department of Defense, NASA and other funding for critical aerospace programs, including SBIRS, SADARM and Titan

          - The market for the Company's real estate in Northern California

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

          - Potential liabilities which could arise from any release or explosion of dangerous materials

          - Work stoppages at a Company facility or in the facility of one of the Company's significant customers

          - Future funding for commercial launch vehicles including the Kistler program

          - Cost escalation and availability of power in California

     Additional risk factors may be described from time to time in the Company's filings with the Securities and Exchange Commission. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results, and may be beyond the Company's control.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information called for by this item is set forth beginning on page 18 of this report.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information called for by this item is set forth beginning on the next page (page 21) of this report.

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

              REPORT OF ERNST & YOUNG LLP, INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of GenCorp Inc.:

     We have audited the accompanying consolidated balance sheets of GenCorp Inc. as of November 30, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended November 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GenCorp Inc. at November 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2000, in conformity with accounting principles generally accepted in the United States.

                                          Ernst & Young LLP

Sacramento, California
January 15, 2001

                                  GENCORP INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEARS ENDED NOVEMBER 30
                                                                --------------------------
                                                                 2000      1999      1998
                                                                ------    ------    ------
                                                                  (DOLLARS IN MILLIONS,
                                                                  EXCEPT PER-SHARE DATA)
NET SALES...................................................    $1,047    $1,071    $1,048
COSTS AND EXPENSES
Cost of products sold.......................................       855       924       905
Selling, general and administrative.........................        40        40        42
Depreciation and amortization...............................        50        44        43
Interest expense............................................        18         6         6
Other (income) expense, net.................................       (12)       (7)        1
Unusual items, net..........................................         4       (12)       (9)
                                                                ------    ------    ------
                                                                   955       995       988
                                                                ------    ------    ------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.......        92        76        60
Income tax provision........................................        37        30        22
                                                                ------    ------    ------
INCOME FROM CONTINUING OPERATIONS...........................        55        46        38
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES...........        --        26        46
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE, NET
  OF TAXES..................................................        74        --        --
                                                                ------    ------    ------
  NET INCOME................................................    $  129    $   72    $   84
                                                                ======    ======    ======
EARNINGS PER SHARE OF COMMON STOCK
Basic:
  Continuing operations.....................................    $ 1.31    $ 1.11    $ 0.91
  Discontinued operations...................................        --      0.63      1.11
  Cumulative effect of a change in accounting principle.....      1.76        --        --
                                                                ------    ------    ------
       Total................................................    $ 3.07    $ 1.74    $ 2.02
                                                                ======    ======    ======
Diluted:
  Continuing operations.....................................    $ 1.31    $ 1.09    $ 0.90
  Discontinued operations...................................        --      0.63      1.09
  Cumulative effect of a change in accounting principle.....      1.76        --        --
                                                                ------    ------    ------
       Total................................................    $ 3.07    $ 1.72    $ 1.99
                                                                ======    ======    ======

                See notes to consolidated financial statements.

                                  GENCORP INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   NOVEMBER 30
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
                                                              (DOLLARS IN MILLIONS,
                                                              EXCEPT PER-SHARE DATA)
CURRENT ASSETS
Cash and cash equivalents...................................   $   17        $   23
Accounts receivable.........................................      135           139
Inventories.................................................      182           144
Prepaid expenses and other..................................       12            57
                                                               ------        ------
          Total Current Assets..............................      346           363
Other assets, net...........................................      613           532
Property, plant and equipment, at cost
  Land......................................................       30            30
  Buildings and improvements................................      261           243
  Machinery and equipment...................................      599           555
  Construction-in-progress..................................       49            50
                                                               ------        ------
                                                                  939           878
  Accumulated depreciation..................................     (574)         (543)
                                                               ------        ------
     Net property, plant and equipment......................      365           335
                                                               ------        ------
          Total Assets......................................   $1,324        $1,230
                                                               ======        ======
CURRENT LIABILITIES
Notes payable and current portion of long-term debt.........   $   --        $    9
Accounts payable............................................       47            44
Income taxes payable........................................        8            44
Accrued expenses............................................      273           274
                                                               ------        ------
          Total Current Liabilities.........................      328           371
Long-term debt..............................................      190           149
Postretirement benefits other than pensions.................      230           251
Other long-term liabilities.................................      381           379

SHAREHOLDERS' EQUITY
Preference stock -- $1.00 par value; 15 million shares
  authorized; none outstanding..............................       --            --
Common stock -- $.10 par value; 150 million shares
  authorized; 42.0 million shares outstanding (41.9 million
  in 1999)..................................................        4             4
Other capital...............................................        2            --
Retained earnings...........................................      217            93
Accumulated other comprehensive loss........................      (28)          (17)
                                                               ------        ------
          Total Shareholders' Equity........................      195            80
                                                               ------        ------
          Total Liabilities and Shareholders' Equity........   $1,324        $1,230
                                                               ======        ======

                See notes to consolidated financial statements.

                                  GENCORP INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                ACCUMULATED
                                       COMMON STOCK                                OTHER           TOTAL
                                    -------------------    OTHER    RETAINED   COMPREHENSIVE   SHAREHOLDERS'
                                      SHARES     AMOUNT   CAPITAL   EARNINGS   INCOME (LOSS)       EQUITY
                                    ----------   ------   -------   --------   -------------   --------------
                                                              (DOLLARS IN MILLIONS)
NOVEMBER 30, 1997.................  41,325,459     $4      $ 146     $ 139         $ (8)           $ 281
Net income........................                                      84                            84
Currency translation adjustments
  and other.......................                                                   (1)              (1)
Cash dividends -- $.60 per
  share...........................                                     (25)                          (25)
Shares issued under stock option
  and stock incentive plans,
  net.............................     210,065     --          5                                       5
                                    ----------     --      -----     -----         ----            -----
NOVEMBER 30, 1998.................  41,535,524      4        151       198           (9)             344
Net income........................                                      72                            72
Currency translation adjustments
  and other.......................                                                   (9)              (9)
Cash dividends -- $.48 per
  share...........................                                     (20)                          (20)
Shares issued under stock option
  and stock incentive plans,
  net.............................     326,777     --          4                                       4
Dividend transfer from OMNOVA
  Solutions, Inc..................                           200                                     200
Net asset transfer to OMNOVA
  Solutions, Inc..................                          (355)     (157)           1             (511)
                                    ----------     --      -----     -----         ----            -----
NOVEMBER 30, 1999.................  41,862,301      4         --        93          (17)              80
Net income........................                                     129                           129
Currency translation adjustments
  and other.......................                                                  (11)             (11)
Cash dividends -- $.12 per
  share...........................                                      (5)                           (5)
Shares issued under stock option
  and stock incentive plans,
  net.............................     104,679     --          2                                       2
                                    ----------     --      -----     -----         ----            -----
NOVEMBER 30, 2000.................  41,966,980     $4      $   2     $ 217         $(28)           $ 195
                                    ==========     ==      =====     =====         ====            =====

                See notes to consolidated financial statements.

                                  GENCORP INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED NOVEMBER 30
                                                              -------------------------
                                                              2000      1999      1998
                                                              -----    ------    ------
                                                                (DOLLARS IN MILLIONS)
OPERATING ACTIVITIES
Income from continuing operations...........................  $ 55     $  46     $  38
Adjustments to reconcile income from continuing operations
  to net cash provided by continuing operations:
     Provision for unusual items............................    --        --         2
     (Gain) loss on sale of businesses......................    (5)       --         3
     Depreciation, amortization and loss/gain on disposal of
      fixed assets..........................................    50        44        32
     Deferred income taxes..................................    14       (12)       12
     Changes in operating assets and liabilities net of
      effects of acquisitions and dispositions of
      businesses:
       Accounts receivable..................................     4        25        (1)
       Inventories..........................................   (38)      (43)       13
       Other current assets.................................     4         7         4
       Other non-current assets.............................    17       (88)       (5)
       Current liabilities..................................   (34)       41        30
       Other long-term liabilities..........................   (44)       80       (52)
                                                              ----     -----     -----
Net Cash Provided by Continuing Operations..................    23       100        76
Net Cash Provided by Discontinued Operations................    --        54        54
                                                              ----     -----     -----
          Net Cash Provided by Operating Activities.........    23       154       130
                                                              ----     -----     -----
INVESTING ACTIVITIES
Capital expenditures........................................   (82)      (97)      (68)
Proceeds from business and asset dispositions...............    25         1        19
Discontinued operations.....................................    --       (30)     (314)
                                                              ----     -----     -----
          Net Cash Used in Investing Activities.............   (57)     (126)     (363)
                                                              ----     -----     -----
FINANCING ACTIVITIES
Long-term debt incurred.....................................    37       149       415
Long-term debt paid.........................................    --      (359)     (143)
Short-term debt paid, net...................................    (5)       (2)      (11)
Dividends...................................................    (5)      (20)      (25)
Other equity transactions...................................     1         3         4
Cash dividend from OMNOVA Solutions Inc.....................    --       200        --
                                                              ----     -----     -----
          Net Cash Provided by (Used in) Financing
            Activities......................................    28       (29)      240
                                                              ----     -----     -----
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........    (6)       (1)        7
Cash and cash equivalents at beginning of year..............    23        24        17
                                                              ----     -----     -----
          Cash and Cash Equivalents at End of Year..........  $ 17     $  23     $  24
                                                              ====     =====     =====

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

     CONSOLIDATION -- The consolidated financial statements of the Company include the accounts of the parent company and its wholly-owned and majority-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

     REVENUE RECOGNITION -- Generally, sales are recorded when products are shipped or customer acceptance has occurred and all other significant customer obligations have been met. Sales and income under most government fixed-price and fixed-price-incentive production type contracts are recorded as deliveries are made. For contracts where relatively few deliverable units are produced over a period of more than two years, revenue and income are recognized at the completion of measurable tasks, rather than upon delivery of the individual units. Sales under cost reimbursement contracts are recorded as costs are incurred, and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. Certain government contracts contain cost or performance incentive provisions which provide for increased or decreased fees or profits based upon actual performance against established targets or other criteria. Penalties and cost incentives are considered in estimated sales and profit rates. Performance incentives are recorded when measurable or when awards are made. Provisions for estimated losses on contracts are recorded when such losses become evident.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS -- The Company's cash equivalents and short and long-term bank debt bear interest at market rates. Therefore, their carrying values approximate their fair values.

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

     LONG-LIVED ASSETS -- Property, plant and equipment are recorded at cost. Refurbishment costs are capitalized in the property accounts, whereas ordinary maintenance and repair costs are expensed as incurred. Depreciation is computed principally by accelerated methods for Aerojet, and by the straight-line method for the remainder of the Company. Depreciable lives on buildings and improvements, and machinery and equipment, range from 10 years to 40 years, and 3 years to 12 years, respectively.

     Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired and is amortized on a straight-line basis over periods ranging from 15 to 20 years. Identifiable intangible assets, such as patents, trademarks and licenses, are recorded at cost or when acquired as part of a business combination at estimated fair value. Identifiable intangible assets are amortized over their estimated useful life using the straight-line method over periods ranging from 3 to 15 years. Accumulated amortization of goodwill and identifiable intangible assets was $4 million as of both November 30, 2000 and 1999.

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

     RECLASSIFICATIONS -- Certain reclassifications have been made to conform prior year's financial information to the current year's presentation.

NOTE B -- DISCONTINUED OPERATIONS

     On December 17, 1998, the Company announced a plan to spin off its Performance Chemicals and Decorative & Building Products businesses (OMNOVA Solutions Inc.) to GenCorp shareholders as a separate, publicly traded company. During the third fiscal quarter of 1999, the Internal Revenue Service issued a favorable ruling that GenCorp's planned spin-off would be a tax-free transaction. Shareholders voted to approve the transaction at a special shareholder meeting on September 8, 1999. GenCorp's Board of Directors gave final approval of the plan on September 17, 1999 and declared a dividend of one share of OMNOVA Solutions Inc. common stock for each share of GenCorp common stock held on the September 27, 1999 record date for the dividend. The dividend distribution was made on October 1, 1999. GenCorp continues to operate Aerojet, its existing aerospace, defense and fine chemicals segment, and its vehicle sealing segment.

     On April 30, 1999, the Company sold its Penn Racquet Sports division (Penn) to HTM Sports-und Freizeitgerate AG, an Austrian company and HTM USA Holdings Inc., for aggregate consideration of approximately $42 million. The Company recognized a pre-tax gain of $16 million on this transaction.

     GenCorp has effectively disposed of its Polymer Products segment as a result of the spin-off and sale of Penn, and the Company's financial statements now reflect OMNOVA Solutions Inc. and Penn as discontinued operations. Discontinued operations also include certain other operations of the Company's Polymer Products segment which were previously sold and expenses related to the spin-off totaling approximately $25 million. Interest expense allocated to the business segments by GenCorp management, based on the use of the borrowings, amounted to $14 million and $8 million in 1999 and 1998, respectively. The table below presents results for these discontinued operations during fiscal 1999 and 1998:

                                                                   YEARS ENDED
                                                                   NOVEMBER 30
                                                              ----------------------
                                                                1999          1998
                                                              --------      --------
                                                              (DOLLARS IN MILLIONS)
Net Sales...................................................    $666          $689
                                                                ----          ----
Income before income taxes..................................    $ 50          $ 76
Income tax provision........................................     (24)          (30)
                                                                ----          ----
Income from discontinued operations, net of taxes...........    $ 26          $ 46
                                                                ----          ----

NOTE C -- UNUSUAL ITEMS

     During 2000, the Company incurred unusual items resulting in a loss before taxes of $4 million. Unusual items included a gain of $5 million from the sale of an equity interest in Aerojet Fine Chemicals to NextPharma Technologies; a $3 million gain from an environmental settlement related to a discontinued operation, offset by an $8 million charge related to a foreign currency hedge transaction associated with the acquisition of Draftex International Car Body Seals; a $3 million charge related to the pension settlement of a discontinued Canadian operation; and a $1 million loss on the disposition of property related to a discontinued operation.

     During 1999, the Company incurred unusual items resulting in income before taxes of $12 million. Unusual items included a gain of $59 million on settlements covering certain environmental claims with certain of the Company's insurance carriers (see Note S -- Contingencies); a provision of $33 million for environmental remediation costs associated principally with the Company's initial estimate of its probable share, as a Potentially Responsible Party
(PRP), in the portion of the San Gabriel Valley Basin Superfund Site known as the Baldwin Park Operable Unit (BPOU) (see Note S -- Contingencies); a provision for environmental remediation costs at the Company's Lawrence, Massachusetts site of $6 million (see Note S -- Contingencies); a provision for environmental remediation costs associated with other Company sites of $2 million (see Note
S -- Contingencies); a charge of $4 million related to a pricing dispute with a major vehicle sealing customer; a charge of $1 million for the write-down of certain vehicle sealing assets to net realizable value; and a charge of $1 million related to relocation/retention costs associated with the spin-off.

     During 1998, the Company incurred unusual items resulting in income of $9 million. Unusual items included charges of $4 million primarily related to exiting the Plastic Extrusions appliance gasket business offset by a gain of $13 million from the sale of surplus land in Nevada by Aerojet.

NOTE D -- NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. Because of the Company's historically minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company. However, the Company is evaluating future transactions that may be subject to the provisions of the new Statement.

NOTE E -- ACQUISITIONS, DIVESTITURES AND OTHER MATTERS

     On June 5, 2000, the Company finalized an agreement with NextPharma Technologies (NextPharma) to sell a 20 percent equity interest in Aerojet Fine Chemicals for approximately $25 million in cash and exchange an additional 20 percent equity interest for an approximate 35 percent equity interest in NextPharma. NextPharma, a privately held company, operates in the United States and Europe, focusing on contract process development and manufacturing in the pharmaceutical industry. GenCorp continues to manage, operate, and consolidate Aerojet Fine Chemicals as majority owner. In connection with the transaction, the Company recorded a gain on the sale of a minority interest in a subsidiary of approximately $5 million. In addition, the Company initially recorded minority interest of approximately $26 million, included in other long-term liabilities, and an investment in NextPharma of approximately $6 million.

     On December 29, 2000 the Company acquired The Laird Group's Draftex International Car Body Seals Division (Draftex) at an estimated purchase price of approximately $208 million. The final purchase price will reflect certain working capital adjustments. Draftex is now part of the Company's Vehicle Sealing business segment and adds 11 manufacturing plants in six countries including Spain, France, Germany, Czech Republic, China, and the United States. The acquisition will be accounted for under the purchase method of accounting. The purchase price allocation will be made in the first quarter of 2001. In connection with the acquisition, the Company entered into a new, $500 million credit facility (see Note N).

NOTE F -- EARNINGS PER SHARE

     A reconciliation of the numerator and denominator used in the basic and diluted earnings per share from continuing operations computations is as follows:

                                                                 YEARS ENDED NOVEMBER 30
                                                                --------------------------
                                                                 2000      1999      1998
                                                                ------    ------    ------
                                                                  (DOLLARS IN MILLIONS)
NUMERATOR FOR BASIC AND DILUTED EARNINGS PER SHARE
Income from continuing operations available to common
  shareholders..............................................    $   55    $   46    $   38
                                                                ======    ======    ======

                                                                  (SHARES IN THOUSANDS)
DENOMINATOR
Denominator for basic earnings per share -- weighted average
  shares outstanding........................................    41,933    41,741    41,468
Effect of dilutive securities:
  Employee stock options....................................       103       394       549
  Other.....................................................        16        13        16
                                                                ------    ------    ------
Dilutive potential common shares............................       119       407       565
                                                                ------    ------    ------
Denominator for diluted earnings per share -- adjusted
  weighted average shares and assumed conversions...........    42,052    42,148    42,033
                                                                ======    ======    ======
EARNINGS FROM CONTINUING OPERATIONS PER SHARE OF COMMON
  STOCK
Basic earnings per share....................................    $ 1.31    $ 1.11    $ 0.91
Diluted earnings per share..................................    $ 1.31    $ 1.09    $ 0.90

NOTE G -- RESEARCH AND DEVELOPMENT EXPENSE

     Company-sponsored Research and Development (R&D) expense was $26 million in 2000 and 1999, and $20 million in 1998. Company-sponsored R&D expense includes the costs of technical activities that are useful in developing new products, services, processes or techniques, as well as those expenses for technical activities that may significantly improve existing products or processes.

     Customer-sponsored R&D expenditures, which are funded under government contracts, totaled $162 million in 2000, $230 million in 1999 and $207 million in 1998.

NOTE H -- INCOME TAXES

                                                               YEARS ENDED NOVEMBER 30
                                                              -------------------------
                                                              2000      1999      1998
                                                              -----     -----     -----
                                                                (DOLLARS IN MILLIONS)
INCOME TAX PROVISION FROM CONTINUING OPERATIONS
CURRENT
U.S. federal................................................  $(28)     $ 30      $  6
State and local.............................................    (8)       10        --
Foreign.....................................................     8         2         4
                                                              ----      ----      ----
                                                               (28)       42        10
DEFERRED
U.S. federal................................................    51       (12)       11
State and local.............................................    13        (4)        3
Foreign.....................................................     1         4        (2)
                                                              ----      ----      ----
                                                                65       (12)       12
                                                              ----      ----      ----
          Income Tax Provision..............................  $ 37      $ 30      $ 22
                                                              ====      ====      ====
EFFECTIVE INCOME TAX RATE
Statutory federal income tax rate...........................  35.0%     35.0%     35.0%
State and local income taxes, net of federal income tax
  benefit...................................................   4.1       3.4       3.7
Tax settlements, including interest.........................    --        --      (3.0)
Earnings of subsidiaries taxed at other than U.S. statutory
  rate......................................................   0.7       0.2        --
Others, net.................................................   0.2       0.7       1.5
                                                              ----      ----      ----
          Effective Income Tax Rate.........................  40.0%     39.3%     37.2%
                                                              ====      ====      ====

     The Company reduced its 1998 income tax expense by $2 million, due to the receipt of federal income tax settlements for tax credits and related interest.

                                                                          NOVEMBER 30
                                                         ----------------------------------------------
                                                                 2000                     1999
                                                         ---------------------    ---------------------
                                                         ASSETS    LIABILITIES    ASSETS    LIABILITIES
                                                         ------    -----------    ------    -----------
                                                                     (DOLLARS IN MILLIONS)
DEFERRED INCOME TAXES
Accrued estimated costs................................   $ 91        $ --         $116         $ --
Long-term contract method..............................      6          --            8           --
Depreciation...........................................     --          12           --            9
Pensions...............................................     --         109           --           36
NOLs and tax credit carryforwards......................      3          --            5           --
Other postretirement/employee benefits.................    108          --          117           --
                                                          ----        ----         ----         ----
          Total Deferred Income Taxes..................   $208        $121         $246         $ 45
                                                          ====        ====         ====         ====

     The consolidated balance sheets reflect net deferred income taxes of $11 million and $52 million in prepaid expenses and other as of November 30, 2000 and 1999, respectively. Included in other long-term assets as of November 30, 2000 and 1999 are net deferred income taxes of $76 million and $149 million, respectively. The majority of net operating loss (NOLs) and tax credit carryforwards have an indefinite carryforward period with the remaining portion expiring in years through 2007. Pre-tax income from continuing operations of foreign subsidiaries was $24 million in fiscal 2000, $17 million in 1999 and $8 million in 1998. Cash paid during the year for income taxes of continuing and discontinued operations was $10 million in 2000, $58 million in 1999 and $33 million in 1998. Deferred taxes as of November 30, 2000 have been reduced by $49 million as a result of the cumulative effect of a change in accounting principle related to employee benefit plans as discussed in Note K.

NOTE I -- ACCOUNTS RECEIVABLE

     As of November 30, the amount of commercial receivables was $82 million and $79 million for 2000 and 1999, respectively. Receivables for the vehicle sealing segment of $63 million in both 2000 and 1999, are due primarily from General Motors and Ford. The amount of United States Government receivables was $53 million and $60 million for 2000 and 1999, respectively. Included in the 2000 and 1999 United States Government receivables is $10 million and $12 million, respectively, for environmental remediation recovery (see Note S -- Contingencies). The Company's receivables are generally unsecured and are not backed by collateral from its customers.

     Also included in accounts receivable from the United States Government are unbilled receivables of $3 million and $10 million as of November 30, 2000 and 1999, respectively, relating to long-term government contracts. Such amounts are billed either upon delivery of completed units or settlements of contracts. The unbilled receivables amount as of November 30, 2000 includes $2 million expected to be collected in fiscal year 2001, and $1 million expected to be collected in subsequent years.

NOTE J -- INVENTORIES

                                                                   NOVEMBER 30
                                                              ---------------------
                                                                2000         1999
                                                              --------     --------
                                                              (DOLLARS IN MILLIONS)
Raw materials and supplies..................................   $  28        $  23
Work-in-process.............................................      12            4
Finished products...........................................       9           10
                                                               -----        -----
Approximate replacement cost of inventories.................      49           37
Reserves, primarily LIFO....................................      (7)          (6)
Long-term contracts at average cost.........................     310          293
Progress payments...........................................    (170)        (180)
                                                               -----        -----
          Inventories.......................................   $ 182        $ 144
                                                               =====        =====

     Aerojet's inventories applicable to government contracts include general and administrative costs. The total of such costs incurred in 2000 and 1999 was $48 million and $54 million, respectively, and the amount in inventory at the end of both of those years is estimated to be $24 million.

     The Company currently has $38 million of inventory that has multiple applications due to its commercial nature. A customer is currently seeking additional capital to incorporate this commercial inventory into their product. The Company believes that either the customer will be successful in obtaining such capital or that the commercial nature of the inventory will allow it to be sold to alternative customers.

     Inventories using the LIFO method represented 56 percent and 54 percent of inventories at replacement cost at November 30, 2000 and 1999, respectively.

NOTE K -- EMPLOYEE BENEFIT PLANS

     Effective August 31, 1999, the Company changed its measurement date for all United States pension and postretirement health care and life insurance plans from November 30 to August 31. The effect of the measurement date change was not material.

     PENSION PLANS -- The Company has a number of defined benefit pension plans that cover substantially all salaried and hourly employees. Normal retirement age is generally 62 or 65, but certain plan provisions allow for earlier retirement. The Company's funding policy is consistent with the funding requirements of federal law. The pension plans provide for pension benefits, the amounts of which are calculated under formulas principally based on average earnings and length of service for salaried employees and under negotiated non-wage based formulas for hourly employees. The majority of the pension plans' assets are invested in short-term investments, listed stocks and bonds.

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

                                                             PENSION            HEALTH CARE
                                                        -----------------     ---------------
                                                         2000       1999      2000      1999
                                                        ------     ------     -----     -----
                                                                (DOLLARS IN MILLIONS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year...............  $1,825     $1,944     $ 238     $ 309
  Service cost........................................      16         19         1         2
  Interest cost.......................................     132        139        16        19
  Amendments..........................................       3          3        --         1
  Effect of spin-off of OMNOVA Solutions Inc. ........      --       (141)       --       (51)
  Curtailments........................................      --         --        --        (1)
  Actuarial loss......................................      (6)        (2)      (12)      (16)
  Benefits paid.......................................    (144)      (137)      (27)      (25)
                                                        ------     ------     -----     -----
          Benefit Obligation at End of Year(1)........  $1,826     $1,825     $ 216     $ 238
                                                        ======     ======     =====     =====
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year........  $2,244     $2,417     $  --     $  --
  Actual return on assets.............................     255        224        --        --
  Effect of spin-off of OMNOVA Solutions Inc. ........      --       (265)       --        --
  Employer contributions..............................       3          5        27        25
  Benefits paid.......................................    (144)      (137)      (27)      (25)
                                                        ------     ------     -----     -----
          Fair Value of Plan Assets at End of Year....  $2,358     $2,244     $  --     $  --
                                                        ======     ======     =====     =====
Funded status.........................................  $  532     $  419     $(216)    $(238)
  Unrecognized actuarial (gain)/loss..................    (241)      (311)      (17)       (8)
  Unrecognized prior service cost.....................      22         20       (35)      (41)
  Unrecognized transition amount......................      (9)       (12)       --        --
  Minimum funding liability...........................      (4)        (3)       --        --
                                                        ------     ------     -----     -----
          Net Amount Recognized.......................  $  300     $  113     $(268)    $(287)
                                                        ------     ------     -----     -----
  Transfer of asset from pension to health care
     plan.............................................     (19)        --        --        --
  Benefit payments August 31 through November 30......      --         --        10         8
                                                        ------     ------     -----     -----
          Net Amount Recognized at End of Year(2).....  $  281     $  113     $(258)    $(279)
                                                        ======     ======     =====     =====

                                                             PENSION            HEALTH CARE
                                                        -----------------     ---------------
                                                         2000       1999      2000      1999
                                                        ------     ------     -----     -----
                                                                (DOLLARS IN MILLIONS)
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET
  Prepaid benefit cost................................  $  281     $  113     $  --     $  --
  Other current liabilities...........................      --         --       (28)      (28)
  Long term liabilities...............................      --         --      (230)     (251)
  Intangible assets...................................       2          2        --        --
  Other shareholders' equity..........................       2          1        --        --
  Minimum funding liability...........................      (4)        (3)       --        --
                                                        ------     ------     -----     -----
          Net Amount Recognized at End of Year(2).....  $  281     $  113     $(258)    $(279)
                                                        ======     ======     =====     =====

---------------

(1) Pension amounts included $16 million in both 2000 and 1999 for unfunded plans.

(2) Pension amounts included $15 million in both 2000 and 1999 for unfunded plans.

                                                       PENSION                   HEALTH CARE
                                              -------------------------    -----------------------
                                              2000     1999     1998(1)    2000    1999    1998(1)
                                              -----    -----    -------    ----    ----    -------
                                                             (DOLLARS IN MILLIONS)
NET PERIODIC BENEFIT COST (INCOME)
Service cost for benefits earned during the
  year......................................  $  16    $  20     $  19     $ 1     $ 2      $  2
Interest cost on benefit obligation.........    132      139       137      16      19        21
Assumed return on plan assets(2)............   (180)    (182)     (171)     --      --        --
Amortization of unrecognized amounts........    (31)      --        (1)     (7)     (6)       (6)
Special events..............................      2        4        --      --       1        --
Curtailment effect..........................     --       --        --      --      (1)       --
                                              -----    -----     -----     ---     ---      ----
          Net Periodic Benefit Cost
            (Income)........................  $ (61)   $ (19)    $ (16)    $10     $15      $ 17
                                              =====    =====     =====     ===     ===      ====
Continuing operations.......................    (61)      (3)      N/A      10       3       N/A
Discontinued operations.....................     --      (16)      N/A      --      12       N/A
                                              -----    -----     -----     ---     ---      ----
          Net Periodic Benefit Cost
            (Income)........................  $ (61)   $ (19)    $ (16)    $10     $15      $ 17
                                              =====    =====     =====     ===     ===      ====

---------------

(1) In connection with the spin-off, OMNOVA Solutions Inc. assumed the pension and postretirement benefit liabilities and received related pension assets for its active employees and for certain former employees. The components of pension cost and post retirement benefits for 1998 have not been restated for amounts related to continuing and discontinued operations, as no detailed information was available.

(2) Actual returns on plan assets were $266 million in 2000, $224 million in 1999, and $289 million in 1998.

                                                     PENSION                  HEALTH CARE
                                             -----------------------    -----------------------
                                             2000    1999    1998(1)    2000    1999    1998(1)
                                             ----    ----    -------    ----    ----    -------
WEIGHTED AVERAGE ASSUMPTIONS
Discount Rate..............................  7.5%    7.0%       7.0%    7.5%    7.0%       7.0%
Expected return on plan assets.............  9.0%    9.0%       9.0%     N/A     N/A        N/A
Rate of compensation increase..............  4.5%    4.5%       4.5%     N/A     N/A        N/A
Initial trend rate for health care
  costs(1).................................   N/A     N/A        N/A    8.0%    9.0%       9.0%
Ultimate trend rate for health care
  costs....................................   N/A     N/A        N/A    6.0%    6.0%       6.0%

---------------

(1) The initial trend rate for health care costs declines by one percent per year, to six percent for years after the year 2002.

     A one percent increase in the assumed trend rate for health care costs would have increased the accumulated benefit obligation by $2 million as of November 30, 2000. A one percent increase in the assumed trend rate for health care costs would not have significantly increased the cost of 2000 postretirement health care benefits.

     CHANGE IN ACCOUNTING PRINCIPLE - Effective December 1, 1999, the Company changed its methods for determining the market-related value of plan assets used in determining the expected return-on-assets component of annual net pension costs and the amortization of gains and losses for both pension and postretirement benefit costs. Under the previous accounting method, the market-related value of assets was determined by smoothing assets over a five-year period. The new method shortens the smoothing period for determining the market-related value of plan assets from a five-year period to a three-year period. The changes result in a calculated market-related value of plan assets that is closer to current value, while still mitigating the effects of short-term market fluctuation. The new method also reduces the substantial accumulation of unrecognized gains and losses created under the previous method due to the disparity between fair value and market-related value of plan assets. Under the previous accounting method all gains and losses were subject to a ten-percent corridor and amortized over the expected working lifetime of active employees (approximately 11 years). The new method eliminates the ten-percent corridor and reduces the amortization period to five years.

     The cumulative effect of this accounting change related to periods prior to fiscal year 2000 of $123 million ($74 million after-tax, or $1.76 per basic and diluted share) is a one-time, non-cash credit to fiscal 2000 earnings. This accounting change also resulted in a reduction in benefit costs in the year ended November 30, 2000 that increased income allocable to continuing business segments by $30 million and pre-tax income from continuing operations by $37 million ($22 million after-tax, or $.52 per basic and diluted share).

     Presented below is pro forma income from continuing operations and earnings per share for the years ended November 30, 1999 and 1998, showing the estimated effects as if the accounting change were applied retroactively:

                                                                1999          1998
                                                              --------      --------
                                                              (DOLLARS IN MILLIONS,
                                                                 EXCEPT PER SHARE
                                                                     AMOUNTS)
PRO FORMA AMOUNTS
Income from continuing operations...........................   $  66         $  50
Basic earnings per share from continuing operations.........   $1.58         $1.21
Diluted earnings per share from continuing operations.......   $1.57         $1.19

     OTHER PLANS - The Company also sponsors a number of defined contribution pension plans. Participation in these plans is available to substantially all salaried employees and to certain groups of hourly employees. Company contributions to these plans are based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of each plan. The cost of these plans was $9 million in 2000, 1999 and 1998. The Company funds its contribution to the salaried plan with either GenCorp common stock or cash.

NOTE L -- OTHER ASSETS

                                                                   NOVEMBER 30
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
                                                              (DOLLARS IN MILLIONS)
Prepaid pension.............................................    $281          $113
Expected recoveries from U.S. Government and third parties
  for environmental remediation (excluding $10 million and
  $12 million classified as current as of November 30, 2000
  and 1999, respectively)...................................     203           211
Deferred income taxes.......................................      76           149
Others......................................................      53            59
                                                                ----          ----
          Other Assets......................................    $613          $532
                                                                ====          ====

NOTE M -- ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

                                                                   NOVEMBER 30
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
                                                              (DOLLARS IN MILLIONS)
ACCRUED EXPENSES
Payable for goods and services..............................    $178          $174
Accrued compensation and employee benefits..................      29            32
Environmental reserves......................................      25            22
Others......................................................      41            46
                                                                ----          ----
          Accrued Expenses..................................    $273          $274
                                                                ====          ====

                                                                   NOVEMBER 30
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
                                                              (DOLLARS IN MILLIONS)
OTHER LONG-TERM LIABILITIES
Environmental reserves......................................    $328          $346
Minority interest in consolidated subsidiary................      23            --
Others......................................................      30            33
                                                                ----          ----
          Other Long-Term Liabilities.......................    $381          $379
                                                                ====          ====

NOTE N -- LONG-TERM DEBT AND CREDIT LINES

                                                                   NOVEMBER 30
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
                                                              (DOLLARS IN MILLIONS)
LONG-TERM DEBT
Revolving loans.............................................    $190          $158
Less amounts due within one year............................      --            (9)
                                                                ----          ----
          Long-Term Debt....................................    $190          $149
                                                                ====          ====

     As of November 30, 2000, the Company had a five year, $250 million Revolving Credit Facility Agreement (Credit Facility) which was scheduled to expire in 2004. The Credit Facility was secured by stock of certain subsidiaries of the Company. Under the terms of the Credit Facility, the Company paid a commitment fee for unused available funds. Interest rates were variable, primarily based on LIBOR. As of November 30, 2000, $190 million was outstanding on the Credit Facility at an average interest rate of 8.2%. The Credit Facility was paid-off on December 28, 2000.

     On December 28, 2000, the Company entered into a new, five year, $500 million senior credit facility (New Facility). The New Facility was used to finance the acquisition of the Draftex business (see Note E) and replaced the previous Credit Facility. The New Facility consists of a $150 million revolving loan, a $200 million term loan and a $150 million term loan. The term loans include quarterly installment payment provisions. The Company pays a commitment fee for unused available funds. Interest rates are variable, primarily based on LIBOR. The New Facility contains certain restrictive covenants that require the Company to meet specified financial ratios and restricts dividend payments, capital expenditures, incurrance of additional debt and other transactions.

     At November 30, 2000, outstanding letters of credit totaled $9 million.

     In connection with the spin-off and prior to GenCorp's distribution of OMNOVA Solutions Inc. shares, OMNOVA Solutions Inc. paid a cash dividend of $200 million to GenCorp which amount was used to repay debt under a previous revolving credit facility.

     Cash paid during the fiscal year for interest was $17 million in 2000, $20 million in 1999 and $13 million in 1998.

NOTE O -- PREFERRED SHARE PURCHASE RIGHTS

     In January 1997, the Board of Directors extended for ten additional years GenCorp's Shareholder Rights Plan (Plan), as amended. When the Plan was originally adopted in 1987, the Directors declared a dividend of one Preferred Share Purchase Right (Right) on each outstanding share of common stock, payable to shareholders of record on February 27, 1987. Rights outstanding at November 30, 2000 and 1999 were 42,378,980 and 41,862,301, respectively. The Plan provides that under certain circumstances each Right will entitle shareholders to buy one one-hundredth of a share of a new Series A Cumulative Preference Stock at an exercise price of $100. The Rights are exercisable only if a person or group acquires 20 percent or more of GenCorp's common stock or announces a tender or exchange offer that will result in such person or group acquiring 30 percent or more of the common stock. GenCorp is entitled to redeem the Rights at two cents per Right at any time until ten days after a 20 percent position has been acquired (unless the Board elects to extend such time period, which in no event may exceed 30 days). If the Company is involved in certain transactions after the Rights become exercisable, a holder of Rights (other than Rights beneficially owned by a shareholder who has acquired 20 percent or more of GenCorp's common stock, which Rights become void) is entitled to buy a number of the acquiring company's common shares, or GenCorp's common stock, as the case may be, having a market value of twice the exercise price of each Right. A potential dilutive effect may exist upon the exercise of the Rights. The Rights under the extended Plan expire on February 18, 2007. Until a Right is exercised, the holder has no rights as a stockholder of the Company including, without limitation, the right to vote as a stockholder or to receive dividends.

     As of November 30, 2000, 575,000 shares of $1 par value Series A Cumulative Preference Stock were reserved for issuance upon exercise of Preferred Share Purchase Rights.

NOTE P -- STOCK-BASED COMPENSATION PLANS

     The Company has a 1999 Equity and Performance Incentive Plan, which was adopted in 2000, a 1997 Stock Option Plan, and a 1993 Stock Option Plan. The 1999 Equity and Performance Incentive Plan provides key employees stock options and restricted stock based on the attainment of specified performance targets (see Restricted Stock below). The 1997 and 1993 Stock Option Plans each provide for an aggregate of 2,500,000 shares of the Company's common stock to be purchased pursuant to stock options or to be subject to stock appreciation rights (SARs) which may be granted to selected officers and key employees at prices equal to the fair market value of a share of common stock on the date of grant. Options issued under the 1997 and 1993 Stock Option Plans are, in general, exercisable in 25 percent increments at six months, one year, two years and three years from the date of grant. Options issued under the 1999 Equity and Performance Incentive Plan are, in general, exercisable in one-third increments at one year, two years, and three years from the date of grant. No stock appreciation rights have been granted.

  STOCK OPTIONS

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     If compensation cost for the stock options granted after 1996 had been determined based on the fair value method of FASB Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's net income and diluted earnings per share would have been reduced by $1 million ($.02 per share), $3 million ($.06 per share) and $3 million ($.06 per share) and for the years ended November 30, 2000, 1999, and 1998, respectively. The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rates of 6.0 percent for 2000,
5.0 percent for 1999,
and 4.25 percent for 1998; dividend yield of 1.4 percent for 2000, 1.9 percent for 1999, and 2.4 percent for 1998; volatility factor of the expected market price of the Company's common stock of 40 percent for 2000, 34 percent for 1999, and 32 percent for 1998; and a weighted-average expected life of the option of five years for 2000, 1999 and 1998.

     A summary of the Company's stock option activity, and related information for the years ended November 30 are as follows:

                                      2000                         1999                         1998
                           --------------------------   --------------------------   --------------------------
                           OPTIONS   WEIGHTED AVERAGE   OPTIONS   WEIGHTED AVERAGE   OPTIONS   WEIGHTED AVERAGE
                            (000)     EXERCISE PRICE     (000)     EXERCISE PRICE     (000)     EXERCISE PRICE
                           -------   ----------------   -------   ----------------   -------   ----------------
Outstanding at beginning
  of year................   3,300         $10.13         3,226         $10.05         2,752         $ 8.39
Granted..................     702         $ 9.39           965         $ 9.70           752         $15.72
Exercised................    (101)        $ 7.70          (371)        $ 6.69          (179)        $ 8.24
Forfeited/cancelled......    (356)        $11.08          (520)        $12.81           (99)        $10.72
                            -----                        -----                        -----
Outstanding at end of
  year...................   3,545         $ 9.96         3,300         $10.13         3,226         $10.05
                            -----                        -----                        -----
Exercisable at end of
  year...................   2,481         $ 9.89         2,185         $ 9.44         2,067         $ 8.53
                            -----                        -----                        -----
Weighted-average
  grant-date fair value
  of options granted
  during the year........   $3.64                        $3.12                        $4.37

     The following table summarizes the range of exercise prices and weighted-average exercise prices for options outstanding and exercisable as of November 30, 2000 under the Company's stock option plans:

                                                                             WEIGHTED
                                                                             AVERAGE
FISCAL YEAR IN                            OPTIONS                           REMAINING         OPTIONS
WHICH OPTIONS             RANGE OF      OUTSTANDING   WEIGHTED AVERAGE   CONTRACTUAL LIFE   EXERCISABLE   WEIGHTED AVERAGE
WERE ISSUED            EXERCISE PRICE      (000)       EXERCISE PRICE         (YRS)            (000)       EXERCISE PRICE
---------------------  --------------   -----------   ----------------   ----------------   -----------   ----------------
1993.................   $8.44-$ 8.77         194           $ 8.66              2.9               194           $ 8.66
1994.................   $6.66-$ 7.26         272           $ 6.82              3.7               272           $ 6.82
1995.................   $5.67-$ 5.94         336           $ 5.91              4.8               336           $ 5.91
1996.................   $6.53-$ 8.91         222           $ 8.02              5.9               222           $ 8.02
1997.................   $9.24-$15.64         657           $10.94              6.4               657           $10.94
1998.................   $9.76-$16.06         471           $15.78              7.4               369           $15.78
1999.................   $9.40-$13.59         707           $ 9.84              8.3               385           $ 9.81
2000.................   $7.06-$10.13         686           $ 9.37              9.3                46           $ 9.68
                                           -----                                               -----
     Total...........                      3,545           $ 9.96              6.9             2,481           $ 9.89
                                           =====                                               =====

  RESTRICTED STOCK

     Under the 1999 Equity and Performance Incentive Plan (Plan), key employees of the Company were granted a total of 434,000 restricted shares. Designated shares vest annually over a five-year period if the Company meets earnings per share growth targets as specified in the Plan. Restricted shares are canceled upon termination of the employee or if earnings targets are not achieved. During fiscal 2000, 22,000 shares were canceled due to terminations, and management estimates that approximately 138,000 shares will vest based on fiscal 2000 earnings per share. The Compensation and Organization Committee of the Board has negative discretion over increasing or decreasing the actual number of shares to vest in any period.

NOTE Q -- RESERVED SHARES

     At November 30, 2000, 9,984,000 shares of $.10 par value common stock were reserved for future issuance for discretionary payments of the Company's portion of Retirement Savings Plan contributions, exercise of options and payments of awards under stock-based compensation plans.

NOTE R -- LEASE COMMITMENTS

     The Company and its subsidiaries lease certain facilities, machinery and equipment and office buildings under long-term, noncancelable operating leases. The leases generally provide for renewal options ranging from five to ten years and require the Company to pay for utilities, insurance, taxes and maintenance. Rent expense was $6 million in fiscal 2000, $4 million in fiscal 1999, and $5 million in fiscal 1998. The aggregate future minimum rental commitments under all non-cancelable operating leases in effect as of November 30, 2000 was $28 million with annual amounts declining from $4 million in 2001, to $2 million in 2005. The Company's obligations for leases after 2005 aggregate approximately $14 million.

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

     Aerojet has substantially completed its efforts under the Decree to determine the nature and extent of contamination at the facility. Preliminarily, Aerojet has identified the technologies that will likely be used to remediate the site and estimated costs using generic remedial costs from databases of Superfund remediation costs. Over the next several years, Aerojet will conduct feasibility studies to refine technical approaches and costs to remediate the site. The remediation costs are principally for design, construction, enhancement and operation of groundwater and soil treatment facilities, ongoing project management and regulatory oversight, and are expected to be incurred over a period of approximately 15 years. Aerojet is also addressing groundwater contamination off of its facility through the development of an Operable Unit Feasibility Study. This Study was completed and submitted as a draft to the governmental oversight agencies in November 1999. In response to governmental agency comments, Aerojet revised the draft report and it was resubmitted in May 2000. The agencies have now accepted the report as complete. The Study enumerates various remedial alternatives by which offsite groundwater can be addressed. The governmental agencies are in the process of selecting the remedial action alternative to be implemented and will develop a Record of Decision that will be subject to Aerojet and public review and comment before the proposed remediation is approved. A discussion of Aerojet's efforts to estimate these costs is contained under the heading Aerojet's Reserve and Recovery Balances.

     In September 2000, Aerojet filed a motion with the U.S. District Court seeking court approval of a modification to the Decree carving out approximately 3,000 acres from the site. The agencies opposed the motion. In November 2000, the court denied Aerojet's motion on the basis that Aerojet knew that the carve-out property was not contaminated at the time it was included in the Decree. Aerojet will appeal this decision. Meanwhile, Aerojet and the agencies are continuing to meet in an effort to reach a negotiated agreement removing the "carve-out" property from the Decree and from the National Priorities List.

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

     Soon after the EPA issued Special Notice letters in May 1997, as a result of the development of more sensitive measuring methods, perchlorate was detected in wells in the BPOU. More recently, NDMA was also detected using newly developed measuring methods. Suspected sources of perchlorate include Aerojet's solid rocket development and manufacturing activities in the 1940s and 1950s, military ordnance produced by a facility adjacent to the Aerojet facilities in the 1940s, and fertilizer used in agriculture. NDMA is a suspected byproduct of liquid rocket fuel activities by Aerojet in the same time period. In addition, new regulatory standards for a chemical known as 1.4 dioxane requires additional treatment. Aerojet may be a minor contributor of this chemical. Aerojet is in the process of developing new, low cost technologies for the treatment of perchlorate, NDMA and 1.4 dioxane.

     On September 10, 1999, eleven of the nineteen Special Notice PRP's, including Aerojet (the Offering Parties), submitted a Good Faith Offer to the EPA to implement an EPA-approved remedy, which was accepted by the agency as a basis for negotiating a Consent Decree. The remedy, as proposed, would employ low cost treatment technologies being developed by Aerojet to treat perchlorate, NDMA, and 1.4 dioxane, as well as traditional treatment for VOCs.

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

     On November 23, 1999, the Regional Board issued an order to Aerojet and other PRPs to conduct certain additional soil and groundwater sampling with respect to new chemicals found in the groundwater since completion of an earlier site investigation. That study, completed in 1994, concluded that no site remediation was required. At this time, the State Regional Water Quality Control Board (Regional Board) has ordered site remediation involving certain limited soil gas extraction which Aerojet is in the process of implementing. It is too early to know whether any further remediation will be required. The Regional Board Order also indicated that at some future time it may attempt to order Aerojet to pay certain past and future costs of private and public purveyors who have been affected by contamination. However, there is a substantial legal question as to the Regional Board's legal authority to consider such action, but, if the current agreements described below are finalized with the local water entities, this issue may be moot.

     On April 4, 2000, Aerojet was sued by the San Gabriel Basin Water Quality Authority (WQA) in the United States District Court for the Central District of California, Case No. 00-03579. The action, which was served on Aerojet on April 18, 2000, seeks to recover $1,560,000 for funds contributed by the WQA to the cost of the La Puente Valley Water District treatment plant constructed in 1999 and 2000, plus potential operation and maintenance costs of approximately $150,000 per year. It is filed pursuant to CERCLA section 107(a) and the Water Quality Authority Act section 407(c). Aerojet has informed the WQA that if an agreement is reached with the Watermaster on the structure and financing of the project, the WQA costs will be paid out of the funds that Aerojet and the other Offering Parties put up for the total project since La Puente is part of the Watermaster remedial project. If no agreement is reached with the Watermaster, then the costs of the La Puente treatment plant would likely not be part of the remedial project and the La Puente costs are likely to be considered purveyor past costs which will be addressed by the Offering Parties (including Aerojet) outside of the Offering Party settlement agreement.

     On May 16, 2000, Aerojet was sued by the Upper San Gabriel Valley Municipal Water District (Upper District) in the United States District Court for the Central District of California, Case No. 00-05284. The action, which was served on Aerojet on May 19, 2000, seeks to recover the Upper District's contribution to the same treatment plant of the La Puente Valley Water District as is the subject matter of the WQA suit discussed above. The claim is for an amount in excess of $1,686,000 for costs incurred or committed to be paid in connection with that project. The same considerations apply to this action as are described in the WQA action.

     On June 28, 2000, Aerojet was sued in a second action filed by the San Gabriel Basin Water Quality Authority (WQA) in the United States District Court for the Central District of California, Case No. 00-CU-07042. The suit, which was served on Aerojet on October 12, 2000, seeks to recover $2,000,000 for funds contributed by the WQA to the cost of the Suburban Water System's Big Dalton treatment project. This action is not related to the La Puente actions discussed above and will be litigated even if the La Puente actions are part of a BPOU remedy settlement. The expenditures claimed in the lawsuit relate primarily to VOC contamination that ultimately should be borne by other PRPs. Aerojet will vigorously defend itself in this action and plans to bring those other PRPs into the lawsuit.

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

     On October 10, 2000, Aerojet was sued by the Valley County Water District (Valley) in the United States District Court for the Central District of California, Case No. 00-10803. The action, which was served on Aerojet on October 12, 2000, seeks to recover under CERCLA and state causes of action for past, present, and future costs relating to treatment of groundwater allegedly contaminated by Aerojet. If the current agreements described below with the local water entities are completed, these claims would be subsumed by the terms of these agreements

     On June 30, 2000 the EPA issued a Unilateral Administrative Order (No. 2000-13) to Aerojet and 18 other PRPs requiring them to carry out the BPOU groundwater cleanup. The Order became effective July 10, 2000, and all the PRPs responded that they would comply with all lawful requirements of the Order. The Order required the PRPs to proceed with the proposed cleanup plan but further ordered that the PRPs negotiate with the San Gabriel Basin Watermaster (Watermaster) and local water purveyors to modify the project to meet the water supply needs of the BPOU.

     Under the auspices of EPA oversight and an EPA financed mediator, certain of the PRPs have continued to negotiate with the Watermaster and local water purveyors. On January 12, 2001, a Memorandum of Understanding (MOU) was executed between seven of the Special Notice PRPs, including Aerojet, and the Watermaster and certain local purveyors under which these PRPs would finance the implementation by the Watermaster and these purveyors of an EPA approved remedy for the BPOU. Pursuant to the MOU, Aerojet and the other six PRPs have provided a total of $4 million in immediate funding to cover expenses of the three public agencies that financed the new treatment plant at La Puente Valley County Water District. It is expected that the MOU will be followed by a Definitive Agreement in a matter of weeks. Under the Definitive Agreement, the seven PRPs, including Aerojet, will provide one hundred percent of the resources for construction and operation of the remaining extraction and treatment facilities required to complete the EPA cleanup program, after credits for contributions from the United States Bureau of Reclamation under existing legislation and other available government funds. At the same time, the seven PRPs have reached an agreement in principal memorialized in a second

Memorandum of Understanding for a binding allocation proceeding between them to pay for the remedy and other related costs. This agreement contains an allocation of interim financing costs pending completion of the final allocation in late 2001 or early 2002.

     Aerojet intends to defend itself vigorously to assure that it is appropriately treated with other PRPs and that costs of any remediation are properly spread over all users of the San Gabriel Valley aquifer. In addition, Aerojet is also pursuing its insurance remedies. On the basis of information presently available, management believes that established environmental reserves for San Gabriel Valley groundwater remediation efforts are adequate.

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

     In May 1997, the United States Court of Appeals for the Sixth Circuit issued an en banc decision reversing Aerojet's and the other PRP's liability under the CERCLA statute. Petitions for certiorari to the United States Supreme Court for its review of the appellate decision were filed on behalf of the State of Michigan and the EPA and were granted in December 1997. On June 8, 1998, the United States Supreme Court issued its opinion. The Court held that a parent corporation could be directly liable as an operator under CERCLA if it can be shown that the parent corporation operated the facility. The Supreme Court vacated the Sixth Circuit's 1997 ruling and remanded the case back to the United States District Court in Michigan for retrial. Aerojet did not expect that it would be found liable on remand. Aerojet entered into settlement discussions with the EPA and a proposed consent decree was filed with the District Court in July 1999. After a May 8, 2000 hearing, the court requested additional briefing by all parties to occur by July 2000. On August 24, 2000 the court approved the consent decree effectively dismissing the action as against Aerojet and Cordova. It is expected that the remaining PRP will appeal the approval of the Consent Decree.

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

     In the fourth quarter of 1999, Aerojet obtained sufficient information to provide a reasonable basis for estimating the costs to address groundwater contamination off its Sacramento facility and its probable share of the San Gabriel Valley BPOU, and recorded those estimates in its reserve and recovery balances. Estimates regarding the Sacramento Western Groundwater Remediation were based on the Operable Unit Feasibility Study, previous references and Aerojet's opinion as to which remediation alternative proposed by the study will be approved by the EPA and the State. Estimates regarding the San Gabriel Valley BPOU remediation were based on the Good Faith Offer/Administrative Consent Order and Watermaster/purveyor negotiations referenced previously. Not resolved at this time are whether Aerojet will have any additional liability for its possible share of water purveyor past cost claims, as well as the EPA's past and future oversight costs. In regard to the matter discussed above, management believes, on the basis of presently available information, that resolution of this matter would not materially affect liquidity, capital resources, or the consolidated financial condition of the Company.

     As of November 30, 2000, Aerojet had total reserves of $320 million for costs to remediate the Sacramento and San Gabriel Valley Basin sites and has recognized $213 million for probable future recoveries. These estimates are subject to change as work progresses, additional experience is gained and environmental standards are revised. In addition, legal proceedings to obtain reimbursements of environmental costs from insurers are continuing.

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

     Other Sites -- The Company is also currently involved, together with other companies, in approximately 25 other Superfund and non-superfund remediation sites. In many instances, the Company's liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company's involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company's experience, interim and final allocations of liability costs are generally made based on relative contributions of waste. Based on the Company's previous experience, its allocated share has frequently been minimal, and in many instances, has been less than one percent. The Company has reserves of approximately $16 million as of November 30, 2000 which it believes are sufficient to cover its best estimate of its share of the environmental remediation costs at these other sites. Also, the Company is seeking recovery of its costs from its insurers.

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

OTHER LEGAL MATTERS

     Olin Corporation -- In August 1991, Olin Corporation (Olin) advised GenCorp that it believed GenCorp to be jointly and severally liable for certain Superfund remediation costs, estimated by Olin to be $70 million, associated with a former Olin manufacturing facility and waste disposal sites in Ashtabula County, Ohio. In 1993, GenCorp sought declaratory judgment in the United States District Court for the Northern District of Ohio that the Company is not responsible for environmental remediation costs. Olin counterclaimed seeking a judgment that GenCorp is jointly and severally liable for a share of remediation costs. In late 1995, the Court hearing on the issue of joint and several liability was completed, and in August 1996 the Court held hearings relative to allocation. At its request, in 1998, the Court received an additional briefing regarding the impact of the U.S. Supreme Court's decision in Best Foods which the Company believes definitively addresses many issues in this case in its favor. Another hearing relative to liability and allocation was held on January 11, 1999. The Court rendered its interim decision on liability on August 16, 1999, finding GenCorp 30 percent liable for remediation costs at "Big D Campground" landfill and 40 percent liable for remediation costs attributable to the Olin TDI facility with regard to the Fields Brook site. GenCorp is currently engaged in Phase III trial proceedings on the allowability of those costs. The Phase III trial is expected to be completed by February 2001. Upon completion of the Phase III trial, a final order will be issued, and the matter will be ripe for appeal.

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

COLLECTIVE BARGAINING UNIT AGREEMENTS

     As of November 30, 2000, approximately 60 percent of the Company's employees are covered by a variety of collective bargaining unit agreements. One agreement representing approximately seven percent of the total workforce expires in fiscal year 2001.

NOTE T -- BUSINESS SEGMENT INFORMATION

     The aerospace, defense, and fine chemicals business segment includes Aerojet and the Aerojet Fine Chemicals business. Aerojet's business primarily serves high technology markets that include Satellite Payloads and Electronics, Space and Strategic Rocket Propulsion and Tactical Weapons. Primary customers served include the Department of Defense (DoD) and the National Aeronautics and Space Administration (NASA). Aerojet Fine Chemicals provides development, scale-up and production of intermediate and active pharmaceutical ingredients for the pharmaceutical industry.

     The Vehicle Sealing business segment designs and produces extruded rubber components for vehicle body and window sealing systems for domestic, transplant and foreign automotive manufacturers.

     Sales in 2000, 1999 and 1998 to the United States Government and its agencies (principally the Department of Defense) totaled $481 million, $519 million and $596 million, respectively, and were generated almost entirely by the aerospace, defense and fine chemicals business segment. Sales to General Motors, primarily by the Vehicle Sealing business segment, were $267 million in 2000, $250 million in 1999 and $172 million in 1998. Sales to Ford Motor Company, primarily by the Vehicle Sealing business segment, were $125 million in 2000, $120 million in 1999 and $111 million in 1998. Intersegment sales were not material.

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

                                                               2000      1999      1998
                                                              ------    ------    ------
                                                                (DOLLARS IN MILLIONS)
NET SALES -- CONTINUING OPERATIONS
Canada......................................................  $  119    $  103    $   82
Europe......................................................      84        90        88
United States...............................................     828       825       840
United States export sales..................................      16        53        38
                                                              ------    ------    ------
                                                              $1,047    $1,071    $1,048
                                                              ======    ======    ======
OPERATING PROFIT FROM CONTINUING OPERATIONS
Canada......................................................  $   18    $   10    $   10
Europe......................................................       4         4         1
United States...............................................     102        66        60
Unusual items...............................................      --        21         9
                                                              ------    ------    ------
                                                              $  124    $  101    $   80
                                                              ======    ======    ======
IDENTIFIABLE ASSETS
Canada......................................................  $   54    $   47    $   40
Europe......................................................      65        72       245
United States...............................................     987       948     1,160
                                                              ------    ------    ------
                                                               1,106     1,067     1,445
                                                              ------    ------    ------
Corporate assets............................................     218       163       298
                                                              ------    ------    ------
          Total Assets......................................  $1,324    $1,230    $1,743
                                                              ======    ======    ======

                                  GENCORP INC.

                          BUSINESS SEGMENT INFORMATION

                                                               2000       1999        1998
                                                              ------    ---------    ------
                                                                  (DOLLARS IN MILLIONS)
NET SALES
Aerospace, defense and fine chemicals.......................  $  562     $  615      $  673
Vehicle Sealing.............................................     485        456         375
                                                              ------     ------      ------
                                                              $1,047     $1,071      $1,048
                                                              ======     ======      ======
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
Aerospace, defense and fine chemicals.......................  $   90     $   62      $   68
Vehicle Sealing.............................................      34         18           3
Unusual items...............................................      --         21           9
                                                              ------     ------      ------
          Segment Operating Profit..........................     124        101          80
Interest expense............................................     (18)        (6)         (6)
Corporate other income (expense)............................      (3)        (5)         (6)
Corporate expenses..........................................      (7)        (5)         (8)
Unusual items...............................................      (4)        (9)         --
                                                              ------     ------      ------
          Income from Continuing Operations Before Income
            Taxes...........................................  $   92     $   76      $   60
                                                              ======     ======      ======
ASSETS
Aerospace, defense and fine chemicals.......................  $  855     $  817      $  647
Vehicle Sealing.............................................     251        250         214
Discontinued Operations.....................................      --         --         584
                                                              ------     ------      ------
          Identifiable Assets...............................   1,106      1,067       1,445
Corporate assets............................................     218        163         298
                                                              ------     ------      ------
          Total Assets......................................  $1,324     $1,230      $1,743
                                                              ======     ======      ======
CAPITAL EXPENDITURES
Aerospace, defense and fine chemicals.......................  $   53     $   79      $   41
Vehicle Sealing.............................................      29         17          23
Corporate...................................................      --          1           4
                                                              ------     ------      ------
                                                              $   82     $   97      $   68
                                                              ======     ======      ======
DEPRECIATION AND AMORTIZATION
Aerospace, defense and fine chemicals.......................  $   28     $   24      $   24
Vehicle Sealing.............................................      22         19          17
Corporate...................................................      --          1           2
                                                              ------     ------      ------
                                                              $   50     $   44      $   43
                                                              ======     ======      ======
EMPLOYEES
Aerospace, defense and fine chemicals.......................   2,750      2,820       3,320
Vehicle Sealing.............................................   5,100      4,600       4,130
Corporate...................................................      45         60         190
                                                              ------     ------      ------
                                                               7,895      7,480       7,640
                                                              ======     ======      ======

                                  GENCORP INC.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                  -------------------------------------------------------
                                                  FEBRUARY 29      MAY 31      AUGUST 31      NOVEMBER 30
                                                  -----------      ------      ---------      -----------
                                                      (DOLLARS IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
2000
Net sales.......................................     $ 239         $ 271         $ 260           $ 277
                                                     -----         -----         -----           -----
Segment operating profit........................     $  24         $  37         $  33           $  30
                                                     -----         -----         -----           -----
Income before income taxes, excluding unusual
  items.........................................     $  18         $  32         $  25           $  21
                                                     -----         -----         -----           -----
Income before income taxes......................     $  17         $  32         $  31           $  12
                                                     -----         -----         -----           -----
Income from Operations..........................     $  10         $  19         $  19           $   7
Cumulative effect of a change in accounting
  principle.....................................        74            --            --              --
                                                     -----         -----         -----           -----
Net Income......................................     $  84         $  19         $  19           $   7
                                                     -----         -----         -----           -----
------------------------------------------------
Basic earnings per share of common stock(1)
  Continuing Operations.........................     $0.25         $0.45         $0.46           $0.16
  Cumulative effect of a change in accounting
     principle..................................      1.76            --            --              --
                                                     -----         -----         -----           -----
          Total.................................     $2.01         $0.45         $0.46           $0.16
                                                     -----         -----         -----           -----
Diluted earnings per share of common stock(1)
  Continuing Operations.........................     $0.25         $0.45         $0.46           $0.16
  Cumulative effect of a change in accounting
     principle..................................      1.76            --            --              --
                                                     -----         -----         -----           -----
          Total.................................     $2.01         $0.45         $0.46           $0.16
                                                     -----         -----         -----           -----
Common stock price range per share -- high......     $  11         $  10 9/16    $   9 15/16     $   9 9/16
                                   -- low.......     $   6 3/4     $   6 15/16   $   6 7/8       $   7 5/16
------------------------------------------------

                                                                    THREE MONTHS ENDED
                                                  -------------------------------------------------------
                                                  FEBRUARY 28      MAY 31      AUGUST 31      NOVEMBER 30
                                                  -----------      ------      ---------      -----------
                                                      (DOLLARS IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
1999
Net sales.......................................     $ 255         $ 305         $ 256          $  255
                                                     -----         -----         -----          ------
Segment operating profit........................     $  22         $  26         $  22          $   31(3)
                                                     -----         -----         -----          ------
Income from continuing operations before income
  taxes, excluding unusual items................     $  17         $  26         $  19          $    5
                                                     -----         -----         -----          ------
Income from continuing operations before income
  taxes.........................................     $  17         $  26         $  19          $   17
                                                     -----         -----         -----          ------
Income from continuing operations...............     $   9         $  15         $  11          $   11
Income from discontinued operations, net of
  taxes.........................................         8            18             9              (9)
                                                     -----         -----         -----          ------
Net Income......................................     $  17         $  33         $  20          $    2
                                                     -----         -----         -----          ------
------------------------------------------------
Basic Earnings per share of common stock(1)
  Continuing Operations.........................     $0.22         $0.35         $0.27          $ 0.27
  Discontinued Operations.......................      0.19          0.43          0.22           (0.21)
                                                     -----         -----         -----          ------
          Total.................................     $0.41         $0.78         $0.49          $ 0.06
                                                     -----         -----         -----          ------
Diluted Earnings per share of common stock(1)
  Continuing Operations.........................     $0.22         $0.34         $0.27          $ 0.26
  Discontinued Operations.......................      0.19          0.43          0.21           (0.20)
                                                     -----         -----         -----          ------
          Total.................................     $0.41         $0.77         $0.48          $ 0.06
                                                     -----         -----         -----          ------
Common stock price range per share(2) -- high...     $  14 11/16   $  13 11/16   $  14          $   12 3/8
                                      -- low....     $  10 1/8     $   9 1/16    $  10 3/4      $    9 1/2
------------------------------------------------

(1) The sum of the quarterly earnings per share amounts may not equal the annual amount due to changes in the number of shares outstanding during the year.

(2) Common stock prices in 1999 were adjusted to reflect the spin-off of OMNOVA Solutions Inc. which resulted in a 52.8 percent adjustment to the stock price on October 1, 1999.

(3) Includes unusual income of $21 million.

CAPITAL STOCK

     The Company's common stock is listed on the New York and Chicago Stock Exchanges. As of December 31, 2000, there were approximately 12,300 holders of record of the Company's common stock. During 2000, the Company paid quarterly dividends on its common stock of $0.03 per share. During the first three quarters of 1999, the Company paid quarterly cash dividends on its common stock of $0.15 per share. During the fourth quarter of 1999, following the spin-off of OMNOVA Solutions, Inc., the Company paid cash dividends on its common stock of $0.03 per share. During 1998, the Company paid quarterly cash dividends on its common stock of $0.15 per share.

                                  GENCORP INC.

                       SUMMARY OF SELECTED FINANCIAL DATA

                                                  2000       1999       1998       1997      1996
                                                 -------    -------    -------    ------    -------
                                                  (DOLLARS IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
NET SALES
Aerospace, defense and fine chemicals..........  $  562     $  615     $  673     $ 584     $  494
Vehicle Sealing................................     485        456        375       369        448
                                                 ------     ------     ------     -----     ------
                                                 $1,047     $1,071     $1,048     $ 953     $  942
                                                 ======     ======     ======     =====     ======
SEGMENT OPERATING PROFIT
Aerospace, defense and fine chemicals..........  $   90     $   62     $   68     $  55     $   42
Vehicle Sealing................................      34         18          3        29         19
Unusual items..................................      --         21          9        --         (9)
                                                 ------     ------     ------     -----     ------
                                                 $  124     $  101     $   80     $  84     $   52
                                                 ======     ======     ======     =====     ======
OPERATIONS
Income from continuing operations..............  $   55     $   46     $   38     $  99     $    1
Income from discontinued operations............      --         26         46        38         41
Cumulative effect of a change in accounting
  principle....................................      74         --         --        --         --
                                                 ------     ------     ------     -----     ------
          Net Income...........................  $  129     $   72     $   84     $ 137     $   42
                                                 ======     ======     ======     =====     ======
BASIC EARNINGS PER SHARE OF COMMON STOCK
Income from operations.........................  $ 1.31     $ 1.11     $ 0.91     $2.68     $ 0.02
Income from discontinued operations............      --       0.63       1.11      1.03       1.23
Cumulative effect of a change in accounting
  principle....................................    1.76         --         --        --         --
                                                 ------     ------     ------     -----     ------
          Total................................  $ 3.07     $ 1.74     $ 2.02     $3.71     $ 1.25
                                                 ======     ======     ======     =====     ======
DILUTED EARNINGS PER SHARE OF COMMON STOCK
Income from operations.........................  $ 1.31     $ 1.09     $ 0.90     $2.48     $ 0.15
Income from discontinued operations............      --       0.63       1.09      0.92       1.01
Cumulative effect of a change in accounting
  principle....................................    1.76         --         --        --         --
                                                 ------     ------     ------     -----     ------
          Total................................  $ 3.07     $ 1.72     $ 1.99     $3.40     $ 1.16
                                                 ======     ======     ======     =====     ======
Cash dividends paid per share of common
  stock........................................  $  .12     $  .48     $  .60     $ .60     $  .60
OTHER FINANCIAL DATA
Capital expenditures...........................  $   82     $   97     $   68     $  45     $   31
Depreciation and amortization..................      50         44         43        40         44
Total assets...................................   1,324      1,230      1,743     1,419      1,330
Long-term debt.................................     190        149        356        84        263

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to nominees who will stand for election as a director of the Company at the March 28, 2001 Annual Meeting of Shareholders is set forth on pages 2 and 3 of the Company's 2001 Proxy Statement and is incorporated herein by reference. Information with respect to directors of the Company whose terms extend beyond the March 28, 2001 Annual Meeting of Shareholders is set forth on pages 3 and 4 of the Company's 2001 Proxy Statement and is incorporated herein by reference.

     Also, see Executive Officers of the Registrant on pages 11 through 13 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is set forth on pages 8 through 18 of the Company's 2001 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding the security ownership of certain beneficial owners and management is set forth on pages 4 and 5 of the Company's 2001 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain transactions and employment arrangements with management is set forth on pages 14 and 15 of the Company's 2001 Proxy Statement and is incorporated herein by reference.

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

(b) REPORTS ON FORM 8-K

     The Company filed a Report on Form 8-K on October 24, 2000 incorporating its press releases dated October 22 and 23, 2000 announcing that it had signed an agreement to acquire the Draftex International Car Body Seals Division of The Laird Group Public Limited Company in the United Kingdom.

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

                                          GENCORP INC.
February 14, 2001
                                By /s/  W. R. PHILLIPS
                                   ---------------------------------------------
                                        W. R. Phillips
                                        Senior Vice President, Law; General
                                   Counsel and Secretary

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

                   SIGNATURE                                    TITLE                       DATE
                   ---------                                    -----                       ----
         /s/ R. A. WOLFE                          Chairman, Chief Executive Officer   February 14, 2001
------------------------------------------------  and President
            R. A. Wolfe
         /s/ T. L. HALL                           Senior Vice President and Chief     February 14, 2001
------------------------------------------------  Financial Officer (principal
            T. L. Hall                            financial officer and principal
                                                  accounting officer)

                       *                          Director                            February 14, 2001
------------------------------------------------
                  J. G. Cooper

                       *                          Director                            February 14, 2001
------------------------------------------------
                    I. Gutin

                       *                          Director                            February 14, 2001
------------------------------------------------
                   W. K. Hall

                       *                          Director                            February 14, 2001
------------------------------------------------
                J. M. Osterhoff

                       *                          Director                            February 14, 2001
------------------------------------------------
                 S.G. Rothmeier

                       *                          Director                            February 14, 2001
------------------------------------------------
                 S. E. Widnall

*Signed by the undersigned as attorney-in-fact and agent for the Directors indicated.

         /s/ W. R. PHILLIPS                                                           February 14, 2001
------------------------------------------------
            W. R. Phillips

                           ANNUAL REPORT ON FORM 10-K
                     ITEM 14(a)(1)(2) AND (3), (c) AND (d)
                        LIST OF FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES
                                 EXHIBIT INDEX
                                CERTAIN EXHIBITS
                      FISCAL YEAR ENDED NOVEMBER 30, 2000
                                  GENCORP INC.
                       SACRAMENTO, CALIFORNIA 95853-7012

                                  GENCORP INC.

                             ITEM 14(a)(1) AND (2)

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                               PAGE
                                                              NUMBER
                                                              ------

(1) FINANCIAL STATEMENTS:

The following consolidated financial statements of GenCorp
  Inc. are included in Item 8:
  Report of Ernst & Young LLP, Independent Accountants......     21
  Consolidated Statements of Income for the years ended
     November 30, 2000, 1999 and 1998.......................     22
  Consolidated Balance Sheets as of November 30, 2000 and
     1999...................................................     23
  Consolidated Statements of Shareholders' Equity for the
     years ended November 30, 2000, 1999 and 1998...........     24
  Consolidated Statements of Cash Flows for the years ended
     November 30, 2000, 1999 and 1998.......................     25

Notes to Consolidated Financial Statements..................     26

(2) FINANCIAL STATEMENT SCHEDULES:

All consolidated financial statement schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

                       CONSENT OF INDEPENDENT ACCOUNTANTS

Shareholders and Board of Directors
GenCorp Inc.

     We consent to the incorporation by reference in GenCorp Inc.'s Registration Statements No. 333-91783, 333-35621, 33-61928, 33-28056 and 2-98730 on Form S-8,
Post Effective Amendment No. 1 to Registration Statements No. 2-80440 and 2-83133 on Form S-8, and Post Effective Amendment No. 4 to Registration Statement No. 2-66840 on Form S-8 of our report dated January 15, 2001, with respect to the consolidated financial statements of GenCorp Inc. included in the Annual Report (Form 10-K) for the year ended November 30, 2000.

                                          Ernst & Young LLP

Sacramento, California
February 13, 2001

                                 EXHIBIT INDEX

 TABLE     EXHIBIT                                                       EXHIBIT
ITEM NO.   DESCRIPTION                                                   LETTER
--------   -----------                                                   -------
   3.      ARTICLES OF INCORPORATION AND BY-LAWS
           The Amended Articles of Incorporation of GenCorp Inc., as
           amended on March 29, 2000 (as filed with the Secretary of
           State of Ohio on June 19, 2000), were filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the
           fiscal quarter ended August 31, 2000 (File No. 1-1520), and are incorporated herein by reference. (14 pages)

           The Amended Code of Regulations of GenCorp Inc., as amended on March 29,2000, were filed as Exhibit 3.2 to the Company's
           Quarterly Report on Form 10-Q for the fiscal quarter ended
           August 31, 2000 (File No. 1-1520), and are incorporated herein by reference. (16 pages)

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

           Credit Agreement dated September 30, 1999 by and among
           GenCorp Inc. as Borrower, Bank of America, N.A., as Agent and as Lender, and certain other Lenders was filed as Exhibit A to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference. (123 pages)

           Credit Agreement among GenCorp Inc., as the Borrower,
           Bankers Trust Company, as Administrative Agent, Bank One,
           NA, as Syndication Agent, Deutsche Bank Securities Inc. and
           Banc One Capital Markets, Inc., as Joint Lead Arrangers and
           Joint Book Manager and Various Lending Institutions was filed as Exhibit 10.2 to the Current Report on Form 8-K dated December 29, 2000 (File No. 1-1520), and is incorporated herein by reference (172 pages).

  10.      MATERIAL CONTRACTS
           Agreement between The Laird Group Public Limited Company and
           GenCorp Inc. for the sale and purchase of all of the issued shares of various companies comprising the Draftex
           International Car Body Seals Division was filed as Exhibit
           10.1 to the Current Report on Form 8-K dated December 29,
           2000 (File No. 1-1520), and is incorporated herein by reference (107 pages).

 TABLE     EXHIBIT                                                       EXHIBIT
ITEM NO.   DESCRIPTION                                                   LETTER
--------   -----------                                                   -------
           Distribution Agreement dated September 30, 1999 between
           GenCorp Inc. and OMNOVA Solutions Inc. ("OMNOVA") was filed as Exhibit B to the Company's Annual Report on Form 10-K for
           the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference. (30 pages)

           Tax Matters Agreement dated September 30, 1999 between
           GenCorp Inc. and OMNOVA was filed as Exhibit C to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference (23 pages).

           Alternative Dispute Resolution Agreement dated September 30,
           1999 between GenCorp Inc. and OMNOVA. was filed as Exhibit D to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference (10 pages).

           Agreement on Employee Matters dated September 30, 1999 between GenCorp Inc. and OMNOVA. was filed as Exhibit E to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference (31 pages).

           Services and Support Agreement between GenCorp Inc. and
           OMNOVA. was filed as Exhibit F to the Company's Annual
           Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference (11 pages).

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

           Severance Agreement dated as of October 1, 1999 between the Company and Robert A. Wolfe. was filed as Exhibit G to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference (22 pages)

           Form of Severance Agreement granted to certain executive officers of the Company to provide for payment of an amount equal to annual base salary and highest average annual incentive compensation awarded during three most recent previous fiscal years or, if greater, target award for the fiscal year in question, multiplied by a factor of two or three, as the case may be, if their employment should terminate for any reason other than death, disability, willful misconduct or retirement within three years after a change in control, as such term is defined in such agreement was filed as Exhibit D to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997 (File
           No. 1-1520), and is incorporated herein by reference. (22 pages)

           GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit H to the Company's Annual Report on Form
           10-K for the fiscal year ended November 30, 1999 (File No.
           1-1520), and is incorporated herein by reference (16 pages).

 TABLE     EXHIBIT                                                       EXHIBIT
ITEM NO.   DESCRIPTION                                                   LETTER
--------   -----------                                                   -------
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

           1999 GenCorp Key Employee Retention Plan providing for payment of up to two annual cash retention payments to Eligible Employees who satisfactorily continue their employment with GenCorp, attain specified performance objectives (including the spin-off of the GenCorp
           Performance Chemicals and Decorative and Building Products
           Divisions), and meet all plan provisions was filed as
           Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999 (File No. 1-1520), and is incorporated herein by reference. (11 pages)

           Form of Key Employee Retention Letter Agreement was filed as
           Exhibit I to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference. (3 pages).

           1999 GenCorp Key Employee Retention Plan was filed as
           Exhibit J to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference (18 pages).

           Form of Relocation Agreement between the Company and certain
           Employees was filed as Exhibit K to the Company's Annual
           Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference (2 pages).

           Form of Restricted Stock Agreement between the Company and
           Nonemployee Directors providing for payment of part of Directors' compensation for service on the Board of Directors in Company stock was filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998 (File No. 1-1520), and is incorporated herein by reference. (4 pages)

 TABLE     EXHIBIT                                                       EXHIBIT
ITEM NO.   DESCRIPTION                                                   LETTER
--------   -----------                                                   -------
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

           Form of Director and Officer Indemnification Agreement was filed as Exhibit L to the Company's Annual Report on Form
           10-K for the fiscal year ended November 30, 1999 (File No.
           1-1520), and is incorporated herein by reference (12 pages).

           Form of Director Indemnification Agreement was filed as Exhibit M to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference (11 pages).

           Form of Officer Indemnification Agreement was filed as Exhibit N to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference (11 pages).

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

  24.      POWER OF ATTORNEY                                                B
           Powers of Attorney executed by J. G. Cooper, I. Gutin, W. K.
           Hall, J. M. Osterhoff, S. G. Rothmeier, and S. E. Widnall,
           Directors of the Company. (6 pages)

           The Company will supply copies of any of the foregoing exhibits to any shareholder upon receipt of a written request addressed to GenCorp Inc., P.O. Box 537012,
           Sacramento, California 95853-7012-- Attention: Secretary, and payment of $1 per page to help defray the cost of handling, copying and return postage.