Form 10-K405/A
period 2000-11-30
GENCORP INC
filed 2001-02-20
CIK 40888

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2000        COMMISSION FILE NUMBER 1-1520

                                  GENCORP INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  OHIO                                   34-0244000
        (STATE OF INCORPORATION)            (I.R.S. EMPLOYER IDENTIFICATION NO.)

       HIGHWAY 50 AND AEROJET ROAD                          95670
       RANCHO CORDOVA, CALIFORNIA                        (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

             P.O. BOX 537012                             95853-7012
         SACRAMENTO, CALIFORNIA                          (ZIP CODE)
            (MAILING ADDRESS)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (916) 355-4000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                             ON WHICH REGISTERED
           -------------------                             -------------------

  Common Stock, par value 10c per share                    New York and Chicago

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 2001, was $437,121,919.

         As of January 31, 2001, there were 42,658,555 outstanding shares of the Company's Common Stock, 10c par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the 2001 Proxy Statement of GenCorp Inc. are incorporated into Part III of this Report.

Part IV, Item 14 of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2000 is included and amended as set forth below. Item 14(b) has been revised to add an additional report on Form 8-K which was filed with the Commission on November 13, 2000.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         A list of financial statements and financial statement schedules is set forth in a separate section of this report beginning on page GC-1.

(a)(3) LISTING OF EXHIBITS

         An index of exhibits begins on page -i- of this report.

(b) REPORTS ON FORM 8-K

         The Company filed a Report on Form 8-K on November 13, 2000 incorporating its press release dated November 10, 2000 announcing that it had discontinued efforts to finalize a joint venture between its aerospace and defense segment, Aerojet, and Pratt & Whitney to form a new space propulsion company.

         The Company also filed a Report on Form 8-K on October 24, 2000 incorporating its press releases dated October 22 and 23, 2000 announcing that it had signed an agreement to acquire the Draftex International Car Body Seals Division of The Laird Group Public Limited Company in the United Kingdom.

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

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               GENCORP INC.



Date   February 20, 2001       By  /s/ W. R. Phillips
                                  --------------------------------------------
                                   W. R. Phillips
                                   Senior Vice President, Law, General Counsel
                                   and Secretary (Duly Authorized Officer)