Form 10-Q
period 2001-02-28
GENCORP INC
filed 2001-04-13
CIK 40888

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended February 28, 2001           Commission File Number 1-1520
                      -----------------                                  ------

                                  GenCorp Inc.
                            -----------------------
             (Exact name of registrant as specified in its charter)


              Ohio                                      34-0244000
---------------------------------          ------------------------------------
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES     NO X
                                      ----    --

As of March 31, 2001, there were 42,699,225 outstanding shares of GenCorp Inc.'s Common Stock, par value $0.10.

GENCORP INC.

Table of Contents


Part I. Financial Information                                                                             Page No.
                                                                                                          --------


      Item 1.    Financial Statements

              Condensed Consolidated Statements of Income -
                     Three months Ended February 28, 2001 and February 29, 2000                                -3-

              Condensed Consolidated Balance Sheets -
                     February 28, 2001 and November 30, 2000                                                   -4-

              Condensed Consolidated Statements of Cash Flows -
                     Three months Ended February 28, 2001 and February 29, 2000                                -5-

              Notes to the Unaudited Interim Condensed Consolidated Financial
                     Statements - February 28, 2001                                                            -6-

      Item 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                          -17-

      Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                   -19-


Part II. Other Information

      Item 1.    Legal Proceedings                                                                            -20-

      Item 5.    Other Information                                                                            -20-

      Item 6.    Exhibits and Reports on Form 8-K                                                             -21-

Signatures                                                                                                    -22-


PART I. FINANCIAL INFORMATION

                                  GENCORP INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in millions, except per share amounts)
                                   (Unaudited)

                                                                                                  Three Months Ended
                                                                                     ---------------------------------------------
                                                                                           Feb. 28,              Feb. 29,
                                                                                             2001                  2000
                                                                                     ---------------------------------------------

NET SALES                                                                                  $     353             $     239

COSTS AND EXPENSES
     Cost of products sold                                                                       309                   196
     Selling, general and administrative                                                          11                     8
     Depreciation and amortization                                                                18                    13
     Interest expense                                                                              9                     3
     Other (income) expense, net                                                                  (1)                    1
     Foreign exchange gain                                                                       (11)                    -
     Unusual items, net                                                                            6                     1
                                                                                           ---------             ---------
                                                                                                 341                   222
                                                                                           ---------             ---------

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE              12                    17
Income tax benefit (provision)                                                                     5                   (7)
                                                                                           ---------             ---------

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                               17                    10
Cumulative effect of a change in accounting principle, net of taxes                                -                    74
                                                                                           ---------             ---------
NET INCOME                                                                                 $      17             $      84
                                                                                           =========             =========

PER SHARE DATA:
     Basic and diluted earnings per common share:
         Before cumulative effect of a change in accounting principle                      $     .39             $     .25
         Cumulative effect of a change in accounting principle                                     -                  1.76
                                                                                           ---------             ---------
              Total                                                                        $     .39             $    2.01
                                                                                           =========             =========

     Cash dividends declared                                                               $     .03             $     .03


See notes to the unaudited interim condensed consolidated financial statements.

                                  GENCORP INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in millions, except per share amounts)


                                                                                            Unaudited               Audited
                                                                                          February 28,           November 30,
                                                                                              2001                   2000
---------------------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
Cash and cash equivalents                                                                $      42            $      17
Accounts receivable                                                                            239                  135
Inventories                                                                                    214                  182
Prepaid expenses and other                                                                      15                   12
                                                                                          --------            ---------
TOTAL CURRENT ASSETS                                                                           510                  346

Recoverable from U.S. Government and third parties for
    Environmental remediation                                                                  199                  203
Deferred income taxes                                                                           62                   76
Prepaid pension                                                                                298                  281
Investments and other assets                                                                   147                   53
Property, plant and equipment, net                                                             533                  365
                                                                                         ---------            ---------
TOTAL ASSETS                                                                             $   1,749            $   1,324
                                                                                         =========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable and current portion of long-term debt                                     $       30            $       -
Accounts payable                                                                                95                   47
Income taxes payable                                                                            12                    8
Other current liabilities                                                                      362                  273
                                                                                         ---------            ---------
TOTAL CURRENT LIABILITIES                                                                      499                  328

Long-term debt                                                                                 416                  190
Postretirement benefits other than pensions                                                    231                  230
Environmental reserves                                                                         327                  328
Other liabilities                                                                               64                   53

SHAREHOLDERS' EQUITY
Preference stock - (none outstanding)                                                            -                    -
Common stock - $0.10 par value; 42 million shares outstanding                                    4                    4
Other capital                                                                                    3                    2
Retained earnings                                                                              233                  217
Accumulated other comprehensive loss                                                          (28)                  (28)
                                                                                        ----------            ----------
TOTAL SHAREHOLDERS' EQUITY                                                                     212                  195
                                                                                        ----------            ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $    1,749            $   1,324
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

                                  GENCORP INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)

                                                                                                      Three months Ended
                                                                                               --------------------------------
                                                                                                   Feb. 28         Feb. 29,
                                                                                                    2001             2000
                                                                                               --------------------------------

OPERATING ACTIVITIES
Income before change in accounting principle                                                       $    17          $  10
Depreciation and amortization                                                                           18             13
Foreign currency transaction gain                                                                      (11)             -
Deferred income taxes                                                                                    8             12
Changes in operating assets and liabilities net of effects of acquisitions of businesses:
    Current assets, net                                                                                (43)           (15)
    Current liabilities, net                                                                             5            (33)
    Other non-current assets, net                                                                      (15)           (18)
    Other non-current liabilities, net                                                                  (6)           (10)
                                                                                                   --------         ------
NET CASH USED IN OPERATING ACTIVITIES                                                                  (27)           (41)

INVESTING ACTIVITIES
Capital expenditures                                                                                    (6)           (19)
Purchase of Draftex International, net of cash acquired                                               (174)             -
                                                                                                   --------         ------
NET CASH USED IN INVESTING ACTIVITIES                                                                 (180)           (19)

FINANCING ACTIVITIES
Long-term debt incurred                                                                                350              -
Net (repayments) borrowings on long-term revolving credit facilities                                  (144)            55
Net short-term debt (paid) incurred                                                                     26             (2)
Dividends                                                                                               (1)            (1)
Other equity transactions                                                                                1              1
                                                                                                   -------          ------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                              232             53
                                                                                                   -------          ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                    25             (7)
Cash and cash equivalents at beginning of period                                                        17             23
                                                                                                   -------          -----
Cash and cash equivalents at end of period                                                          $   42          $  16
                                                                                                   =======          ======




 See notes to the unaudited interim condensed consolidated financial statements.

                                  GENCORP INC.
                    NOTES TO THE UNAUDITED INTERIM CONDENSED

                        CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2001

Note A - Basis of Presentation
------------------------------

    The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included or incorporated by reference in the GenCorp Inc. (Company) Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

    All normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the three month periods ended February 28, 2001 and February 29, 2000 have been reflected. The results of operations for the three months ended February 28, 2001 are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

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

Note B - Earnings Per Share
---------------------------

    The following table sets forth the computation of basic and diluted earnings per share before cumulative effect of a change in accounting principle:


   (Dollars in millions, except per share data                                       Feb. 28,       Feb. 29,
   and shares in thousands)                                                            2001           2000
                                                                                 -------------------------------

   NUMERATOR
   Income before change in accounting principle                                         $  17        $   10
                                                                                        =====        ======

   DENOMINATOR
   Denominator for basic earnings per share -
   Weighted average shares outstanding                                                 42,010        41,864

   Effect of dilutive securities:
     Employee stock options                                                               230           116
     Other                                                                                 92             -
                                                                                      -------       -------
   Dilutive potential common shares                                                       322           116
                                                                                      -------       -------

   Denominator for diluted earnings per share -
   Adjusted weighted average shares and assumed conversions                            42,332        41,980

   EARNINGS BEFORE CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE PER SHARE OF COMMON STOCK
         Basic earnings per share                                                     $  .39         $ .25
         Diluted earnings per share                                                   $  .39         $ .25



Note C - Comprehensive Income
-----------------------------

    The components of total comprehensive income were as follows:


  (Dollars in millions)                                                                 Three Months Ended
                                                                                  ---------------------------------
                                                                                         Feb. 28,        Feb. 29,
                                                                                          2001             2000
                                                                                  ---------------------------------
Income before cumulative effect of a change in accounting principle                     $    17          $     10
Adjustments:
    Effect of foreign currency translation adjustments                                         -               (2)
                                                                                        --------         --------
Total comprehensive income                                                              $    17          $      8
                                                                                        =======          ========


Note D - Acquisitions, Divestitures and Other Matters
-----------------------------------------------------

    On December 29, 2000 the Company acquired all of the outstanding stock of The Laird Group's Draftex International Car Body Seals Division (Draftex) for approximately $209 million. The purchase price is preliminary and will be adjusted as a result of certain working capital adjustments provided for in the purchase agreement and currently under negotiation with the seller. Draftex is now part of the Company's GDX Automotive business segment and adds 11 manufacturing plants in six countries including Spain, France, Germany, Czech Republic, China, and the United States. The acquisition was accounted for under the purchase method of accounting and the excess of cost over the fair value of the net assets acquired is being amortized on a straight line basis over a twenty year period. The final allocation of the purchase price will be made in late 2001. The Company's results of operations include the operating results of Draftex since the date of acquisition. In connection with the acquisition, the Company entered into a new, $500 million credit facility (see Note H).

    The pro forma unaudited results of operations for the three months ended February 28, 2001 and February 29, 2000, assuming consummation of the Draftex Acquisition and incurrance of additional debt equal to the purchase price as of December 1, 1999, are as follows:

                                                                                                      Three Months Ended
                                                                                                ---------------------------------
                                                                                                     Feb. 28,         Feb. 29,
  (Dollars in millions, except per share amounts)                                                     2001              2000
                                                                                                ---------------------------------
Net Sales                                                                                            $   389          $    359
Income before cumulative effect of a change in accounting principle                                  $     9          $      4
Net income                                                                                           $     9          $     78

Earnings per common share:
     Basic and diluted:
         Before cumulative effect of a change in accounting principle                                $   .21          $    .09
         Net income                                                                                  $   .21          $   1.85

     The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of December 1, 1999 or the results of future operations of the Company. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of restructuring, integration and consolidation of the acquisition.


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

Note F - Inventories
--------------------

    Inventories are stated at the lower of cost or market value. A portion of the inventories is priced by use of the last-in, first-out (LIFO) method using various dollar value pools. Interim LIFO determinations involve management's estimates of expected year-end inventory levels. Components of inventory are as follows:


          (Dollars in millions)                                     February 28,           November 30,
                                                                        2001                2000
                                                                 ----------------------------------------

         Raw materials and supplies                                    $      36             $      28
         Work-in-process                                                      33                    12
         Finished products                                                    20                     9
                                                                       ---------             ---------
             Approximate replacement cost of inventories                      89                    49
         Less: reserves, primarily LIFO                                      (11)                   (7)
                                                                       ---------             ---------
                                                                              78                    42

         Long-term contracts at average cost                                 295                   310
         Less: progress payments                                            (159)                 (170)
                                -                                      ---------             ---------
             Sub-total long-term contract inventory                          136                   140
                                                                       ---------             ---------
                                                                       $     214             $     182
                                                                       =========             =========

Note G - Property, Plant and Equipment
--------------------------------------


          (Dollars in millions)                                            February 28,          November 30,
                                                                               2001                  2000
                                                                       ----------------------------------------

         Land                                                               $      34             $      30
         Buildings and improvements                                               314                   261
         Machinery and equipment                                                  722                   599
         Construction-in-progress                                                  52                    49
                                                                            ---------             ---------
                                                                                1,122                   939
         Less: accumulated depreciation                                          (589)                 (574)
                                                                            ----------            ----------
                                                                            $     533             $     365
                                                                            =========             =========

Note H - Long-term Debt and Credit Lines
----------------------------------------

    On December 28, 2000, the Company entered into a new, five year, $500 million senior credit facility (New Facility). The New Facility was used to finance the acquisition of the Draftex business (see Note D) and replaced the previous Credit Facility. The New Facility consists of a $150 million revolving loan, a $200 million term loan and a $150 million term loan. The term loans include quarterly installment payment provisions. The Company pays a commitment fee for unused available funds. Interest rates are variable, primarily based on LIBOR. The New Facility contains certain restrictive covenants that require the Company to meet specified financial ratios and restricts dividend payments, capital expenditures, incurrance of additional debt and other transactions.

    As of February 28, 2001, outstanding letters of credit totaled $9 million.

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

     In September 2000, Aerojet filed a motion with the U.S. District Court seeking court approval of a modification to the Decree carving out approximately 3,000 acres from the site. The agencies opposed the motion. In November 2000, the court denied Aerojet's motion on the basis that Aerojet knew that the carve-out property was not contaminated at the time it was included in the Decree. Aerojet has appealed this decision but the appeal has been stayed while Aerojet and the agencies meet in an effort to reach a negotiated agreement removing the "carve-out" property from the Decree and from the National Priorities List.

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

     Soon after the EPA issued Special Notice letters in May 1997, as a result of the development of more sensitive measuring methods, perchlorate was detected in wells in the BPOU. More recently, NDMA was also detected using newly developed measuring methods. Suspected sources of perchlorate include Aerojet's solid rocket development and manufacturing activities in the 1940s and 1950s, military ordnance produced by a facility adjacent to the Aerojet facilities in the 1940s, and fertilizer used in agriculture. NDMA is a suspected byproduct of liquid rocket fuel activities by Aerojet in the same time period. In addition, new regulatory standards for a chemical known as 1.4 dioxane require additional treatment. Aerojet may be a minor contributor of this chemical. Aerojet is in the process of developing new, low cost technologies for the treatment of perchlorate, NDMA and 1.4 dioxane.

     On September 10, 1999, eleven of the nineteen Special Notice PRP's, including Aerojet (the Offering Parties), submitted a Good Faith Offer to the EPA to implement an EPA-approved remedy, which was accepted by the agency as a basis for negotiating a Consent Decree. The remedy, as proposed, would employ low cost treatment technologies being developed by Aerojet to treat perchlorate, NDMA, and 1.4 dioxane, as well as traditional treatment for VOCs. Aerojet's low pressure UV/OX process, which drastically reduces the energy requirements to treat NDMA and 1.4 dioxane, was recently accepted by the California Department of Health Services for use in drinking water systems.

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

     Under the auspices of EPA oversight and an EPA financed mediator, certain of the PRPs have continued to negotiate with the Watermaster and local water purveyors. On January 12, 2001, a Memorandum of Understanding (MOU) was executed between seven of the Special Notice PRPs, including Aerojet, and the Watermaster and certain local purveyors under which these PRPs would finance the implementation by the Watermaster and these purveyors of an EPA approved remedy for the BPOU. Pursuant to the MOU, Aerojet and the other six PRPs have provided a total of $4 million in immediate funding to cover expenses of the three public agencies that financed the new treatment plant at La Puente Valley County Water District. The MOU provided for a stay of all the water entity litigation pending the negotiation of a Definitive Agreement on the principles set forth in the MOU. The financial terms have now been agreed to include the settlement of various purveyors' past cost claims, and the PRPs have submitted a final schedule to the Water Entities to reach a Definitive Agreement by the end of April 2001. The Water Quality Authority, however, has withdrawn from the negotiations to pursue its litigation against Aerojet. As a result, this litigation may proceed while the other water entities continue to negotiate. Under the anticipated Definitive Agreement, the seven PRPs, (who have now been joined by an eighth PRP), including Aerojet, will provide one hundred percent of the resources for construction and operation of the remaining extraction and treatment facilities required to complete the EPA cleanup program, after credits for contributions from the United States Bureau of Reclamation under existing legislation and other available government funds. At the same time, the eight PRPs have reached an agreement to mediate, and, if necessary, litigate the final allocation of costs among themselves. This agreement contains an allocation of interim financing costs pending completion of the final allocation.

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

     In May 1997, the United States Court of Appeals for the Sixth Circuit issued an en banc decision reversing Aerojet's and the other PRP's liability under the CERCLA statute. Petitions for certiorari to the

United States Supreme Court for its review of the appellate decision were filed on behalf of the State of Michigan and the EPA and were granted in December 1997. On June 8, 1998, the United States Supreme Court issued its opinion. The Court held that a parent corporation could be directly liable as an operator under CERCLA if it can be shown that the parent corporation operated the facility. The Supreme Court vacated the Sixth Circuit's 1997 ruling and remanded the case back to the United States District Court in Michigan for retrial. Aerojet did not expect that it would be found liable on remand. Aerojet entered into settlement discussions with the EPA and a proposed consent decree was filed with the District Court in July 1999. After a May 8, 2000 hearing, the court requested additional briefing by all parties to occur by July 2000. On August 24, 2000 the court approved the consent decree effectively dismissing the action as against Aerojet and Cordova. It is expected that the remaining PRP will appeal the approval of the Consent Decree if it is found liable.

     In a separate action, Aerojet and Cordova won indemnification for the Muskegon site investigation and remediation costs from the State of Michigan in the state Court of Claims. The Michigan Court of Appeals affirmed on appeal, and the Michigan Supreme Court refused to hear the case. Further, the Michigan Supreme Court also denied the State's motion for reconsideration. As a result, the Company believes that most of the $50 million to $100 million in anticipated remediation costs will be paid by the State of Michigan and the former PRP owner/operator of the site. A settlement agreement with the State of Michigan, related to the proposed consent decree discussed above, has been finalized effective upon the August 24, 2000 approval of the EPA consent decree. In September 2000, Cordova received a settlement payment of $1.5 million from the State of Michigan. In addition, Aerojet settled with one of its two insurers in August 1999 for $4 million.

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

     During the year ended November 30, 1999, Aerojet entered into a settlement agreement covering certain environmental claims with certain of its insurance carriers and received settlement proceeds of approximately $92 million. Under the terms of its agreements with the United States Government, Aerojet was obliged to credit the Government a portion of the insurance recoveries for past costs paid by the Government. On March 8, 2001, Aerojet entered into a settlement agreement with the United States Government that resolved Aerojet's obligation to allocate a portion of the insurance recoveries to the Government.

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

     As of February 28, 2001, Aerojet had total reserves of $314 million for costs to remediate the Sacramento and San Gabriel Valley Basin sites and has recognized $209 million for probable future recoveries. These estimates are subject to change as work progresses, additional experience is gained and environmental standards are revised. In addition, legal proceedings to obtain reimbursements of environmental costs from insurers are continuing.

Lawrence, Massachusetts

     The Company has studied remediation alternatives for its closed Lawrence, Massachusetts facility, which was contaminated with PCBs, and has begun site remediation and off-site disposal of debris. The Company has a remaining reserve of $16 million as of February 28, 2001 for estimated decontamination and long-term operating and maintenance costs of this site. The reserve represents the Company's best estimate for the remaining remediation costs. Estimates of future remediation costs could range as high as $37 million depending on the results of future testing, and the ultimate remediation alternatives undertaken at the site. The time frame for remediation is currently estimated to range from five to ten years.

El Monte, California

     On December 21, 2000, Aerojet received an order from the Los Angeles Region office of the California Regional Water Quality Control Board requiring a work plan for investigation of Aerojet's former El Monte facility. On January 22, 2001, Aerojet filed an appeal of the order with the Board asserting selective enforcement. The appeal is in abeyance pending negotiations with the Board. In March 2001, Aerojet submitted a limited work plan to the Board in light of the Board's failure to adequately seek similar investigations by lessees and owners of the facility following Aerojet's ownership. On February 21, 2001, Aerojet received a general notice letter from U.S. EPA Region IX naming Aerojet as a PRP to the South El Monte Operable Unit of the San Gabriel Valley Superfund site.

Other Sites
-----------

     The Company is also currently involved, together with other companies, in approximately 25 other Superfund and non-superfund remediation sites. In many instances, the Company's liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company's involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company's experience, interim and final allocations of liability costs are generally made based on relative contributions of waste. Based on the Company's previous experience, its allocated share has frequently been minimal, and in many instances, has been less than one percent. The Company has reserves of approximately $22 million as of February 28, 2001 which it believes are sufficient to cover its best estimate of its share of the environmental remediation costs at these other sites. Also, the Company is seeking recovery of its costs from its insurers.

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

Other Legal Matters
-------------------

Olin Corporation

     In August 1991, Olin Corporation (Olin) advised GenCorp that it believed GenCorp to be jointly and severally liable for certain Superfund remediation costs, estimated by Olin to be $70 million, associated with a former Olin manufacturing facility and waste disposal sites in Ashtabula County, Ohio. In 1993, GenCorp sought declaratory judgment in the United States District Court for the Northern District of Ohio that the Company is not responsible for environmental remediation costs. Olin counterclaimed seeking a judgment that GenCorp is jointly and severally liable for a share of remediation costs. In late 1995, the Court hearing on the issue of joint and several liability was completed, and in August 1996 the Court held hearings relative to allocation. At its request, in 1998, the Court received an additional briefing regarding the impact of the U.S. Supreme Court's decision in Best Foods which the Company believes definitively addresses many issues in this case in its favor. Another hearing relative to liability and allocation was held on January 11, 1999. The Court rendered its interim decision on liability on August 16, 1999, finding GenCorp 30 percent liable for remediation costs at "Big D Campground" landfill and 40 percent liable for remediation costs attributable to the Olin TDI facility with regard to the Fields Brook site. Phase III proceedings on the allowability of those remediation costs were recently completed, and a final order is expected in 2001. Upon issuance of the final order, the matter will be ripe for appeal.

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

Note J - Segment Information
----------------------------


  (Dollars in millions)                                                                Three Months Ended
                                                                                       ------------------
                                                                                     Feb. 28,       Feb. 29,
                                                                                      2001            2000
                                                                                    --------------------------

Net Sales:
     Aerospace, defense and fine chemicals                                          $   172          $    127
     GDX Automotive                                                                     181               112
                                                                                    -------          --------
         Total                                                                          353               239

Income:
     Aerospace, defense and fine chemicals                                               23                20
     GDX Automotive                                                                      (3)                4
     Unusual items                                                                       (7)                -
                                                                                    --------         --------
         Segment Operating Profit                                                        13                24
Interest expense                                                                         (9)               (3)
Corporate other income (expense)                                                         (1)               (1)
Corporate expenses                                                                       (3)               (2)
Foreign currency transaction gain                                                        11                 -
Unusual items                                                                             1                (1)
                                                                                    -------          --------
     Income before income taxes and cumulative effect of an accounting change        $   12          $     17
                                                                                     ======          ========


     GDX Automotive's segment assets increased by more than $300 million versus the amount reported in the November 30, 2000 annual report due to the acquisition of Draftex (Note D).

     During the quarter, the Company reached a settlement with the State of California on an outstanding tax claim. The portion of the settlement that will be repaid to the Company's defense customers is reflected as an unusual expense item of $7 million in segment income. The benefit retained by the Company, $4.9 million on an after tax basis, is in the income tax provision for the quarter.

Note K - Derivative Financial Instruments
-----------------------------------------

     In June 1998, the FASB issued Statement of Financial Accounting Standard No.133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133) which, for the Company, was effective December 1, 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS 133 did not have a material effect on the financial statements, since the Company currently does not generally invest in derivative instruments or routinely engage in hedging activities.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Condition
---------------------------------------

    Net cash used in operating activities for the first three months of fiscal 2001 was $27 million as compared to $41 million for 2000. The decreased use of cash primarily reflects improved working capital management.

    For the first three months of 2001, cash used in investing activities of continuing operations included $174 million cash paid, net of cash acquired for the Draftex Acquisition and capital expenditures of $6 million compared to capital expenditures of $19 million in the same period in 2000. The significant reduction in capital expenditures reflects the completion of major infrastructure expansion at Aerojet Fine Chemicals, completion of the Space Based Infrared Satellite (SBIRS) Payload Test Facility and management initiatives to reduce capital expenditures.

    Financing activities provided $232 million of cash during the three month period ended February 28, 2001 compared to $53 million during the same period in 2000. The increase was due primarily to borrowings under the new debt agreement used to finance the purchase of Draftex.


Material Changes in Results of Operations
-----------------------------------------

    First quarter 2001 earnings before a change in an accounting principle increased to $0.39 per diluted share compared to $0.25 per diluted share during the first quarter of 2000. Operating profit before unusual items totaled $20 million for the first quarter of 2001 versus $24 million for the first quarter of 2000. Sales totaled $353 million for the first quarter of 2001, a 48 percent increase compared to $239 million during the first quarter of 2000. GDX Automotive segment revenues increased by more than 60 percent over revenues in the same period in 2000. Revenues at Aerojet increased 35 percent.


Aerospace, Defense and Fine Chemicals

     Sales for the aerospace, defense and fine chemicals segment were $172 million in the first quarter of 2001 compared to $127 million in the same quarter of 2000. Higher revenues on the Space Based Infrared Program (SBIRS), Search and Destroy Armor (SADARM), and the Defense Support Program (DSP) Post Production contributed to the increased sales, partially offset by lower volume on the Titan, Atlas V, and AMRAAM programs. Aerojet booked contract award funding of $145 million during the first quarter of 2001 with contract backlog at February 28, 2001 totaling $1.2 billion versus $1.6 billion at February 29, 2000.

     Operating profit before unusual items in the aerospace, defense and fine chemicals segment increased to $23 million in the first quarter of 2001 versus $20 million in the first quarter of 2000. Operating margins decreased to 13 percent from 16 percent primarily related to the mix of contract revenues and timing and amount of award fees. Margins in the first quarter of 2000 were favorably impacted by higher Titan deliveries, added profit recognized on the U.S. Army's tactical missile TOW 2A/2B program, and 100% award fees recognized on the AMSU program.

    Aerojet Fine Chemicals continues to make progress towards becoming profitable after key management changes were made during the latter part of 2000. Backlog for Aerojet Fine Chemicals totaled $80 million at February 28, 2001.

GDX Automotive

     Net sales for the GDX Automotive segment increased more than 60 percent to $181 million in the first quarter of 2001, versus $112 million in the first quarter of 2000. The sales increase was due to inclusion of two months of results from the Draftex acquisition in late December 2000 partially offset by marginally lower volumes at previously existing North American facilities.

     GDX Automotive experienced an operating loss in the first quarter of 2001 of $3 million compared to operating profit of $4 million for the first quarter 2000. The operating loss was primarily caused by (i) a 40% decline in production at the Berger, Missouri plant due to OEM reductions in the production of sedans,
(ii) launch costs relating to the new 2002 Ford Explorer and; (iii) higher utility costs. Overall, volumes for truck and sport utility vehicles remained strong in North America.

     On March 28, 2001, the Company announced that it would implement a restructuring and consolidation of its GDX Automotive business, estimated to cost between $18 million and $22 million. Implementation of the restructuring will begin in the second quarter of 2001. The restructuring includes the intended closure of GDX Automotive's Marion, Indiana and Ballina, Ireland manufacturing facilities.

Unusual Items
-------------

    During the quarter, the Company reached a settlement with the State of California on an outstanding tax claim. The portion of the settlement that will be repaid to the Company's defense customers is reflected as an unusual expense item of $7 million in segment income. The benefit retained by the Company, $5 million on an after tax basis, is in the income tax provision for the quarter.

     The Company also recognized a $1 million pretax unusual gain below segment operations as compared to a pretax unusual loss of $1 million in the same reporting period of fiscal year 2000.

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

    The nature of environmental investigation and cleanup activities often makes it difficult to determine the timing and amount of any estimated future costs that may be required for remedial measures. However, the Company reviews these matters and accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and the amount of the liability (usually based upon proportionate sharing) can be reasonably estimated. The Company's Condensed Consolidated Balance Sheet as of February 28, 2001 reflects accruals of $352 million and amounts recoverable of $209 million from the United States Government and other third parties for such costs.

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

Adoption of the Euro
--------------------

    The Company is currently evaluating the potential impact of the adoption of the Euro on its existing and newly acquired foreign subsidiaries. Based upon a preliminary evaluation, management believes that the adoption of the Euro by the European Economic Community will not have a material impact on the Company's international businesses.

Forward-Looking Statements
--------------------------

    This report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements may present (without limitation) management's expectations, beliefs, plans and objectives, future financial performance, and assumptions or judgments concerning such matters. Any discussions contained in this report, except to the extent that they contain historical facts, are forward-looking and accordingly involve estimates, assumptions, judgments and uncertainties. There are a number of factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements. Such factors are detailed in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2000 filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

    The Company is exposed to market risk from changes in interest rates on long-term debt obligations. The Company's policy is to manage its interest rate exposures through the use of a combination of fixed and variable rate debt. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. Substantially all of the Company's notes payable and long-term debt of $446 million matures in the year 2005 and had an average variable interest rate of 8.98 percent as of February 28, 2001. A one percentage point change in the interest rate on the Company's long term debt would have impacted interest expense in the first three months of fiscal 2001 by approximately $1 million.

    With the addition of Draftex in 2001, the Company conducts significant business in foreign countries. However, foreign currency transaction gains and losses were not material to the Company's results of operations for the three months ended February 28, 2001. Accordingly, the Company should not be subject to material foreign currency exchange rate risk with respect to future costs or cash flows from its foreign subsidiaries. The Company entered into forward currency exchange contracts in connection with the Draftex acquisition in the first quarter of 2000, resulting in foreign currency transaction gains of approximately $11 million. As of February 28, 2001, there are no significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates outstanding. The Company is evaluating the future use of such financial instruments.

PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings
--------------------------

    Information concerning legal proceedings, including proceedings relating to environmental matters, which appears in Note I beginning on page nine of this report is incorporated herein by reference.

    Taylor, et al. v. Aerojet-General Corporation, et al.

    On January 10, 2001, a Complaint was filed against Aerojet and other defendants in U.S. District Court, Central District, California. The plaintiffs are residents of the cities of Chino Hills and Chino near Aerojet's former Ordnance Division facility. This tort action seeks damages for personal injury and property damage allegedly caused by defendants' negligence and nuisance. Aerojet's counsel agreed to waive service in exchange for an extension of time to respond.

    Alvarado v. Suburban Water Systems, et al.

    On January 23, 2001, a toxic tort lawsuit was filed in the Los Angeles Superior Court, Alvarado v. Suburban Water Systems, et al., Case No. KC034953, by the same counsel as in Santamaria, naming seven water companies, Aerojet and more than 19 other companies or businesses. The case was filed on behalf of four plaintiffs. The same allegations were made as were made in Santamaria. This action has not been served on Aerojet.

    Bild v. McDonnell Douglas Corporation (including Aerojet-General Corporation, et al.)

    On March 23, 2001, plaintiff sued McDonald Douglas Corporation (now Boeing) and Aerojet in U.S. District Court, Eastern District of California, Case No. CIV.S 01-0515 FCD JFM, alleging that historical releases of PCBs at the Security Park area of the former McDonnell Douglas Corporation site (now owned by Aerojet) damaged the soils on its property. Plaintiff also alleges it has expended remediation costs to address the contamination. On April 2, 2001, Aerojet tendered the defense of this matter to Boeing. Aerojet has notified its insurers.

Item 5. Other Information
--------------------------

    On February 12, 2001, the Company announced the appointment of a new Director on the Board, J. Robert Anderson, bringing the number of Directors to eight.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     a) Exhibits
        --------

              none

     b) Reports on Form 8-K
        -------------------

              On January 2, 2001, the Company filed an 8-K incorporating its press release dated December 29, 2000, announcing that the Company had completed the purchase of the Draftex International Car Body Seals Division, the automotive vehicle sealing unit of the Laird Group.

              On January 12, 2001, the Company filed an 8-K describing the December 29, 2000 acquisition of all of the outstanding capital stock of various companies comprising the Draftex International Car Body Seals Division of the Laird Group Public Limited Company.

              On January 16, 2001, the Company filed an 8-K incorporating its press release dated January 12, 2001 announcing that it has joined six other companies in signing an agreement with the Main San Gabriel Basin Watermaster, San Gabriel Basin Water Quality Authority, and certain other water purveyors to implement a groundwater cleanup project in the Baldwin Park Superfund Operable Unit of San Gabriel Valley in Southern California.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              GENCORP INC.




Date         April 13, 2001                      By /s/ T. L. Hall
         ----------------------                  -------------------------------------------------
                                                 T. L. Hall
                                                 Senior Vice President and Chief Financial Officer
                                                 (Principal Financial Officer)





Date         April 13, 2001                      By /s/ W. R. Phillips
         ----------------------                  ----------------------------------------------------
                                                 W. R. Phillips
                                                 Senior Vice President, Law; General Counsel and
                                                 Secretary (Duly Authorized Officer)