Form 10-Q
period 2001-05-31
GENCORP INC
filed 2001-07-16
CIK 40888

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended May 31, 2001	Commission File Number 1-1520

GenCorp Inc.

(Exact name of registrant as specified in its charter)

Ohio (State of Incorporation)	34-0244000 (I.R.S. Employer Identification No.)

Highway 50 and Aerojet Road Rancho Cordova, California 95670 (Address of principal executive offices) (Zip Code)

P.O. Box 537012 Sacramento, California 95853 (Mailing address) (Zip Code)

Registrant’s telephone number, including area code (916) 355-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X   NO

As of June 30, 2001, there were 42,882,720 outstanding shares of GenCorp Inc.’s common stock, par value $0.10.

GENCORP INC.

Part I. Financial Information	Page No.

Item 1. Financial Statements

Condensed Consolidated Statements of Income –

Three months and six months ended May 31, 2001 and 2000	-3-

Condensed Consolidated Balance Sheets –

May 31, 2001 and November 30, 2000	-4-

Condensed Consolidated Statements of Cash Flows –

Six months ended May 31, 2001 and 2000	-5-

Notes to the Unaudited Interim Condensed Consolidated Financial

Statements – May 31, 2001	-6-

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations	-18-

Item 3. Quantitative and Qualitative Disclosures About Market Risk	-21-

Part II. Other Information

Item 1. Legal Proceedings	-22-

Item 4. Submission of Matters to a Vote of Security Holders	-24-

Item 5. Other Information	-25-

Item 6. Exhibits and Reports on Form 8-K	-25-

Signatures	-26-

PART I. FINANCIAL INFORMATION

GENCORP INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	May 31,		May 31,

	2001	2000	2001	2000

Net Sales	$410	$271	$763	$510

Costs and Expenses

Cost of products sold	354	215	663	411

Selling, general and administrative	10	10	21	18

Depreciation and amortization	20	13	38	26

Interest expense	9	4	18	7

Other (income) expense, net	(3)	(3)	(4)	(2)

Foreign exchange gain	—	—	(11)	—

Restructuring charge	19	—	19	—

Unusual items, net	2	—	8	1

	411	239	752	461

Income (loss) before income taxes and cumulative effect of a change in accounting principle	(1)	32	11	49

Income tax benefit (provision)	4	(13)	9	(20)

Income before cumulative effect of a change in accounting principle	3	19	20	29

Cumulative effect of a change in accounting principle, net of taxes	—	—	—	74

Net Income	$3	$19	$20	$103

Basic earnings per common share:

Before cumulative effect of a change in accounting principle	$.08	$.45	$.47	$.70

Cumulative effect of a change in accounting principle	—	—	—	1.76

Total	$.08	$.45	$.47	$2.46

Diluted earnings per common share:

Before cumulative effect of a change in accounting principle	$.08	$.45	$.46	$.70

Cumulative effect of a change in accounting principle	—	—	—	1.76

Total	$.08	$.45	$.46	$2.46

Cash dividends declared on common stock	$.03	$.03	$.06	$.06

See notes to the unaudited interim condensed consolidated financial statements.

GENCORP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	Unaudited	Audited
	May 31,	November 30,
	2001	2000

Current Assets

Cash and cash equivalents	$33	$17

Accounts receivable	235	135

Inventories	203	182

Prepaid expenses and other	44	12

Total Current Assets	515	346

Recoverable from U.S. Government and other third parties for environmental remediation	195	203

Deferred income taxes	52	76

Prepaid pension	318	281

Investments and other assets	159	53

Property, plant and equipment, net	511	365

Total Assets	$1,750	$1,324

Liabilities and Shareholders’ Equity

Short term borrowings and current portion of long-term debt	$30	$—

Accounts payable	85	47

Income taxes payable	23	8

Other current liabilities	373	273

Total Current Liabilities	511	328

Long-term debt, net of current portion	431	190

Postretirement benefits other than pensions	229	230

Environmental reserves	321	328

Other liabilities	58	53

Total Liabilities	1,550	1,129

Shareholders’ Equity

Preference stock — (none issued and outstanding)	—	—

Common stock — $0.10 par value; 42,159,150 shares outstanding	4	4

Other capital	3	2

Retained earnings	235	217

Accumulated other comprehensive loss	(42)	(28)

Total Shareholders’ Equity	200	195

Total Liabilities and Shareholders’ Equity	$1,750	$1,324

See notes to the unaudited interim condensed consolidated financial statements.

GENCORP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Six Months Ended
	May 31, 2001

	2001	2000

Operating Activities

Income before cumulative effect of a change in accounting principle	$20	$29

Depreciation and amortization	38	26

Foreign currency transaction gain	(11)	—

Deferred income taxes	6	17

Changes in operating assets and liabilities net of effects of acquisitions of businesses:

Current assets, net	(39)	4

Current liabilities, net	11	(11)

Other non-current assets, net	(35)	(34)

Other non-current liabilities, net	(22)	(17)

Net Cash (Used In) Provided By Operating Activities	(32)	14

Investing Activities

Capital expenditures	(16)	(40)

Purchase of Draftex International, net of cash acquired	(179)	—

Net Cash Used In Investing Activities	(195)	(40)

Financing Activities

Proceeds from issuance of long-term debt	350	—

Net (repayments) borrowings on long-term revolving credit facilities	(128)	37

Net short-term borrowings (paid) incurred	25	(5)

Dividends paid	(3)	(3)

Other equity transactions	1	1

Net Cash Provided By Financing Activities	245	30

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2)	—

Net Increase in Cash and Cash Equivalents	16	4

Cash and cash equivalents at beginning of period	17	23

Cash and cash equivalents at end of period	$33	$27

See notes to the unaudited interim condensed consolidated financial statements.

GENCORP INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2001

Note A – Basis of Presentation

      The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles in the United States for a complete set of financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included or incorporated by reference in the GenCorp Inc. (Company) Annual Report on Form 10-K for the fiscal year ended November 30, 2000 as filed with the United States Securities and Exchange Commission.

      All normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the three month and six month periods ended May 31, 2001 and 2000 have been reflected. The results of operations for the six months ended May 31, 2001 are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

      Certain reclassifications have been made to conform prior periods’ data to the current period’s presentation.

Note B – Earnings Per Common Share

      The following table sets forth the computation of basic and diluted earnings per common share before cumulative effect of a change in accounting principle:

	Three Months Ended		Six Months Ended
	May 31,		May 31,

	2001	2000	2001	2000

Numerator (in millions)

Income before cumulative effect of a change in accounting principle	$3	$19	$20	$29

Denominator (in thousands)

Denominator for basic earnings per common share –

Weighted average shares outstanding	42,147	41,933	42,070	41,903

Effect of dilutive securities:

Employee stock options	418	127	321	118

Performance based unvested stock	—	—	46	—

Dilutive potential common shares	418	127	367	118

Denominator for diluted earnings per share –

Adjusted weighted average shares and assumed conversions	42,565	42,060	42,437	42,021

	Three Months Ended		Six Months Ended
	May 31,		May 31,

	2001	2000	2001	2000

Earnings Before Cumulative Effect of a Change in

Accounting Principle Per Share Of Common Stock:

Basic earnings per share	$.08	$.45	$.47	$.70

Diluted earnings per share	$.08	$.45	$.46	$.70

Note C – Comprehensive Income

      The components of total comprehensive income were as follows (in millions):

	Three Months Ended		Six Months Ended
	May 31		May 31

	2001	2000	2001	2000

Income before cumulative effect of a change in accounting principle	$3	$19	$20	$29

Other comprehensive income, net of taxes:

Effect of foreign currency translation adjustments	(8)	(2)	(8)	(3)

Total comprehensive income (loss)	$(5)	$17	$12	$26

Note D – Acquisitions, Divestitures and Other Related Matters

      On December 29, 2000 the Company acquired all of the outstanding stock of The Laird Group’s Draftex International Car Body Seals Division (Draftex) for cash consideration of approximately $209 million. The purchase price is preliminary and will be adjusted to reflect certain working capital adjustments provided for in the purchase agreement and currently under negotiation with the seller. Draftex is now included with the Company’s GDX Automotive business segment and adds 11 manufacturing plants in six countries including Spain, France, Germany, Czech Republic, China, and the United States. The acquisition was accounted for under the purchase method of accounting and the excess of cost over the fair value of the net assets acquired is being amortized on a straight line basis over a twenty year period. The initial allocation of the purchase price includes a preliminary reserve for certain costs including involuntary employee terminations, associated benefit and facility exit costs of approximately $25 million of which $1 million has been incurred to date. The final allocation of the purchase price is expected to be made in late 2001 after negotiations with the seller have been completed and the exit plan has been finalized. The Company’s results of operations include Draftex results since the date of acquisition. In connection with the acquisition, the Company entered into a new $500 million credit facility (see Note H).

      The pro forma unaudited results of operations for the six months ended May 31, 2001 and 2000, assuming consummation of the Draftex Acquisition and incurrance of additional debt equal to the purchase price as of December 1, 1999, are as follows:

	Six Months Ended
(Dollars in millions, except per share amounts)	May 31,

	2001	2000

Net Sales	$799	$744

Income before cumulative effect of a change in accounting principle	$12	$16

Net income	$12	$90

Earnings per common share:

Basic and diluted:

Before cumulative effect of a change in accounting principle	$.29	$.38

Pro Forma Net income	$.29	$2.14

      The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place as of December 1, 1999 or the results of future operations of the Company. Furthermore, the pro forma results do not give effect to incremental costs or savings that may occur as a result of restructuring, integration and consolidation of the acquisition.

      On April 20, 2001, the Company announced that its wholly-owned subsidiary, Aerojet-General Corporation had signed a definitive agreement to sell its Electronic and Information Systems (EIS) business to Northrop Grumman Corporation for $315 million in cash. The EIS business had revenues of $323 million in fiscal year 2000. The sale, which is subject to various government approvals, is expected to close in late summer 2001. Northrop Grumman will acquire the assets of EIS operations in Azusa, California and in Boulder and Colorado Springs, Colorado, and the EIS employees will transfer to Northrop Grumman.

Note E – Restructuring and Asset Write-Downs

      The Company recorded a charge in earnings from continuing operations of $19 million ($12 million after tax or $.27 per share) during the second quarter of 2001 related to a restructuring plan at the Company’s GDX Automotive subsidiary. This charge relates to the closure of the Marion, Indiana and Ballina, Ireland manufacturing facilities. The restructuring program includes the elimination of approximately 760 employee positions and is expected to be substantially complete by the end of the Company’s fiscal year 2001.

      The restructuring charge includes approximately $16 million in cash charges primarily related to severance and employee benefit costs. The balance of the restructuring charge relates to non-cash charges primarily for the disposition of plant assets. Cash expenditures for restructuring costs during the second quarter of 2001 totaled approximately $2 million.

Note F – Change in Accounting Principle

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

Note G – Inventories

      Inventories are stated at the lower of cost or market value. A portion of the inventories is priced by use of the last-in, first-out (LIFO) method using various dollar value pools. Interim LIFO determinations involve management’s estimate of expected year-end inventory. Components of inventory are as follows:

(Dollars in millions)	May 31,	November 30,
	2001	2000

Raw materials and supplies	$38	$28

Work-in-process	37	12

Finished products	17	9

Approximate replacement cost of inventories	92	49

Less: reserves, primarily LIFO	(11)	(7)

Subtotal	81	42

Long-term contracts at average cost	274	310

Less: progress payments	(152)	(170)

Subtotal long-term contract inventories	122	140

Total Inventories	$203	$182

Note H – Property, Plant and Equipment

(Dollars in millions)	May 31,	November 30,
	2001	2000

Land	$34	$30

Buildings and improvements	329	261

Machinery and equipment	707	599

Construction-in-progress	49	49

	1,119	939

Less: accumulated depreciation	(608)	(574)

	$511	$365

Note I – Long-term Debt

      On December 28, 2000, the Company entered into a new $500 million senior credit facility (the New Facility). The New Facility was used primarily to finance the acquisition of the Draftex business (see Note D) and replaced the previous Credit Facility. The New Facility consists of a $150 million revolving loan and a $150 million term loan expiring December 28, 2005 and a $200 million term loan expiring December 28, 2006. The term loans include quarterly installment payment provisions. The $200 million term loan must be repaid upon close of the sale of the EIS business (Note D). Interest is variable based on the prime lending rate or the federal funds rate plus 1/2 of 1 percent, plus a variable margin of 0.75 – 2.25 percent or the eurocurrency rate plus 1.75 - 3.25 percent depending on the Company’s most recent leverage ratio. The average interest rate on the New Facility was 7.69 percent as of May 31, 2001. The Company pays a commitment fee for unused available funds and the amount available under the New Facility was $41 million as of May 31, 2001. Scheduled payments on the term loans total $13 million, $28 million, $32 million, $32 million, and $43 million in fiscal years 2001, 2002, 2003, 2004 and 2005, respectively with the remainder due thereafter. The New Facility contains certain restrictive covenants that require the Company to meet specified financial ratios and restricts capital expenditures, incurrance of additional debt, payments of dividends and certain other distributions, and other transactions. The Company was in compliance with these restrictive covenants as of May 31, 2001.

      As of May 31, 2001, outstanding letters of credit totaled $9 million.

Note J – Contingencies

Environmental Matters

Sacramento, California

      In 1989, the United States District Court approved a Partial Consent Decree (Decree) requiring Aerojet to conduct a Remedial Investigation/Feasibility Study (RI/FS) of Aerojet’s Sacramento, California site and to prepare a RI/FS report on specific environmental conditions present at the site and alternatives available to remedy such conditions. Aerojet also is required to pay for certain governmental oversight costs associated with Decree compliance. The State of California expanded surveillance of perchlorate and nitrosodimethylamine (NDMA) under the RI/FS because these chemicals were detected in public water supply wells near Aerojet’s property at previously undetectable levels using new testing protocols.

      Aerojet has substantially completed its efforts under the Decree to determine the nature and extent of contamination at the facility. Preliminarily, Aerojet has identified the technologies that will likely be used to remediate the site and estimated costs using generic remedial costs from databases of Superfund remediation costs. Over the next several years, Aerojet will conduct feasibility studies to refine technical approaches and costs to remediate the site. The remediation costs are principally for design, construction, enhancement and operation of groundwater and soil treatment facilities, ongoing project management and regulatory oversight, and are expected to be incurred over a period of approximately 15 years. Aerojet is also addressing groundwater contamination off of its facility through the development of an Operable Unit Feasibility Study. This Study was completed and submitted as a draft to the governmental oversight agencies in November 1999. In response to governmental agency comments, Aerojet revised the draft report and it was resubmitted in May 2000. The agencies have now accepted the report as complete. The Study enumerates various remedial alternatives by which offsite groundwater can be addressed. The governmental agencies are in the process of selecting the remedial action alternative to be implemented and will develop a Record of Decision that will be subject to Aerojet and public review and comment before the proposed remediation is approved. A discussion of Aerojet’s efforts to estimate these costs is contained under the heading Aerojet’s Reserve and Recovery Balances.

      In September 2000, Aerojet filed a motion with the U.S. District Court seeking court approval of a modification to the Decree carving out approximately 3,000 acres from the site. The agencies opposed the motion. In November 2000, the court denied Aerojet’s motion on the basis that Aerojet knew that the carve-out property was not contaminated at the time it was included in the Decree. Aerojet has appealed this decision but the appeal has been stayed while Aerojet and the agencies meet in an effort to reach a negotiated agreement removing the “carve-out” property from the Decree and from the National Priorities List.

San Gabriel Valley Basin, California

      Aerojet, through its Azusa facility, has been named by the United States Environmental Protection Agency (EPA) as a potentially responsible party (PRP) in the portion of the San Gabriel Valley Superfund Site known as the Baldwin Park Operable Unit (BPOU). Regulatory action involves requiring site specific investigation, possible cleanup, issuance of a Record of Decision (ROD) regarding regional groundwater remediation and issuance to Aerojet and 18 other PRPs Special Notice letters requiring groundwater remediation. All of the Special Notice PRPs are alleged to have contributed volatile organic compounds (VOCs). Aerojet’s investigation demonstrated that the groundwater contamination by VOCs is principally upgradient of Aerojet’s property and that lower concentrations of VOC contaminants are present in the soils of Aerojet’s presently and historically owned properties. The EPA contends that Aerojet is one of the four largest sources of VOC groundwater contamination at the BPOU of the 19 PRPs identified by the EPA. Aerojet contests the EPA’s position regarding the source of contamination and the number of responsible PRPs. Aerojet has participated in a Steering Committee comprised of 14 of the PRPs.

      Soon after the EPA issued Special Notice letters in May 1997, as a result of the development of more sensitive measuring methods, perchlorate was detected in wells in the BPOU. More recently, NDMA was also detected using newly developed measuring methods. Suspected sources of perchlorate include Aerojet’s solid rocket development and manufacturing activities in the 1940s and 1950s, military ordnance produced by a facility adjacent to the Aerojet facilities in the 1940s, and fertilizer used in agriculture. NDMA is a suspected byproduct of liquid rocket fuel activities by Aerojet in the same time period. In addition, new regulatory standards for a chemical known as 1.4 dioxane require additional treatment. Aerojet may be a minor contributor of this chemical. Aerojet is in the process of developing new, low cost technologies for the treatment of perchlorate, NDMA and 1.4 dioxane.

      On September 10, 1999, eleven of the nineteen Special Notice PRP’s, including Aerojet (the Offering Parties), submitted a Good Faith Offer to the EPA to implement an EPA-approved remedy, which was accepted by the agency as a basis for negotiating a Consent Decree. The remedy, as proposed, would employ low cost treatment technologies being developed by Aerojet to treat perchlorate, NDMA, and 1.4 dioxane, as well as traditional treatment for VOCs. Aerojet’s low pressure UV/OX process, which drastically reduces the energy requirements to treat NDMA and 1.4 dioxane, was recently accepted by the California Department of Health Services for use in drinking water systems.

      Since submitting the Good Faith Offer, Aerojet has continued negotiations with the other Offering Parties regarding final cost allocations, and the Offering Parties have continued negotiations with the court-appointed Watermaster and local water purveyors regarding an agreement that would provide for use of the remediation project’s treated water. A discussion of Aerojet’s efforts to estimate these costs is contained under the heading Aerojet’s Reserve and Recovery Balances.

      On November 23, 1999, the Regional Board issued an order to Aerojet and other PRPs to conduct certain additional soil and groundwater sampling with respect to new chemicals found in the groundwater since completion of an earlier site investigation. That study, completed in 1994, concluded that no site remediation was required. At this time, the State Regional Water Quality Control Board (Regional Board) has ordered site remediation involving certain limited soil gas extraction which Aerojet is in the process of implementing. It is too early to know whether any further remediation will be required. The Regional Board Order also indicated that at some future time it may attempt to order Aerojet to pay certain past and future costs of private and public purveyors who have been affected by contamination. There is a substantial legal question as to the Regional Board’s legal authority to consider such action; but, if the current agreements described below are finalized with the local water entities, this issue may be moot.

      On April 4, 2000, Aerojet was sued by the San Gabriel Basin Water Quality Authority (WQA) in the United States District Court for the Central District of California, Case No. 00-03579. The action, which was served on Aerojet on April 18, 2000, seeks to recover $1,560,000 for funds contributed by the WQA to the cost of the La Puente Valley Water District treatment plant constructed in 1999 and 2000, plus future operation and maintenance costs of approximately $150,000 per year. It is filed pursuant to CERCLA section 107(a) and the Water Quality Authority Act section 407(c). Aerojet and certain of the PRPs have since paid these costs of the La Puente treatment plant and are currently paying operational costs pending a possible global settlement of the EPA cleanup project with all of the relevant local water purveyors.

      On May 16, 2000, Aerojet was sued by the Upper San Gabriel Valley Municipal Water District (Upper District) in the United States District Court for the Central District of California, Case No. 00-05284. The action, which was served on Aerojet on May 19, 2000, seeks to recover the Upper District’s contribution to the same treatment plant of the La Puente Valley Water District as is the subject matter of the WQA suit discussed above. The claim is for an amount in excess of $1,686,000 for costs incurred or committed to be paid in connection with that project. These costs have been paid by Aerojet and certain of the PRPs and the same considerations apply to this action as are described in the WQA action.

      On June 28, 2000, Aerojet was sued in a second action filed by the San Gabriel Basin Water Quality Authority (WQA) in the United States District Court for the Central District of California, Case No. 00-CU-07042. The suit, which was served on Aerojet on October 12, 2000, seeks to recover $2,000,000 for funds contributed by the WQA to the cost of the Suburban Water System’s Big Dalton treatment project. This action is not related to the La Puente actions since it involves past costs. A tentative agreement has been made with WQA and Aerojet and certain of the PRPs on a settlement of these past cost claims if a global settlement is reached with the local water purveyors on the construction of the EPA project. The expenditures claimed in the lawsuit relate primarily to VOC contamination that ultimately should be borne mostly by other PRPs. Aerojet will vigorously defend itself in this action and plans to bring those other PRPs into the lawsuit.

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

      On October 10, 2000, Aerojet was sued by the Valley County Water District (Valley) in the United States District Court for the Central District of California, Case No. 00-10803. The action, which was served on Aerojet on October 12, 2000, seeks to recover under CERCLA and state causes of action for past, present, and future costs relating to treatment of groundwater allegedly contaminated by Aerojet. If the current agreements described below with the local water entities are completed, these claims would be subsumed by the terms of these agreements. At the current time, the parties have continued the initial scheduling conference with the Court until September 2001 and no activity is taking place in the litigation.

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

      Under the auspices of EPA oversight and an EPA financed mediator, certain of the PRPs have continued to negotiate with the Watermaster and local water purveyors. On January 12, 2001, a Memorandum of Understanding (MOU) was executed between seven of the Special Notice PRPs, including Aerojet, and the Watermaster and certain local purveyors under which these PRPs would finance the implementation by the Watermaster and these purveyors of an EPA approved remedy for the BPOU. Pursuant to the MOU, Aerojet and the other six PRPs provided a total of $4 million in immediate funding to cover expenses of the three public agencies that financed the new treatment plant at La Puente Valley County Water District. The MOU provided for a stay of all the water entity litigation pending the negotiation of a Definitive Agreement on the principles set forth in the MOU, which continued in effect through April 2001 when the MOU expired. Despite the expiration of the MOU, the parties have continued negotiations of a Definitive Agreement and are now attempting to resolve the final disputed issues. If a Definitive Agreement is reached, the parties have already reached agreement on the past cost claims of all the relevant water entities. Although the Water Quality Authority has withdrawn from the negotiations to pursue its litigation against Aerojet, it has indicated that it will rejoin the negotiations if a final agreement is reached. Under the anticipated Definitive Agreement, the seven PRPs, (who have now been joined by an eighth PRP), including Aerojet, will provide one hundred percent of the resources for construction and operation of the remaining extraction and treatment facilities required to complete the EPA cleanup program, after credits for contributions from the United States Bureau of Reclamation under existing legislation and other available government funds. At the same time, the eight PRPs have reached a tentative agreement to mediate, and, if necessary, litigate the final allocation of costs among themselves. This agreement contains an allocation of interim financing costs pending completion of the final allocation, on which basis, these PRPs have been financing the interim steps necessary to keep the project within the EPA schedule.

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

Muskegon, Michigan

      In a lawsuit filed by the EPA, the United States District Court ruled in 1992 that Aerojet and its two inactive Cordova Chemical subsidiaries (Cordova) are liable for remediation of Cordova’s Muskegon, Michigan site, along with a former owner/operator of an earlier chemical plant at the site, who is the other potentially responsible party (PRP). That decision was appealed to the United States Court of Appeals.

      In May 1997, the United States Court of Appeals for the Sixth Circuit issued an en banc decision reversing Aerojet’s and the other PRP’s liability under the CERCLA statute. Petitions for certiorari to the United States Supreme Court for its review of the appellate decision were filed on behalf of the State of Michigan and the EPA and were granted in December 1997. On June 8, 1998, the United States Supreme Court issued its opinion. The Court held that a parent corporation could be directly liable as an operator under CERCLA if it can be shown that the parent corporation operated the facility. The Supreme Court vacated the Sixth Circuit’s 1997 ruling and remanded the case back to the United States District Court in Michigan for retrial. Aerojet did not expect that it would be found liable on remand. Aerojet entered into settlement discussions with the EPA and a proposed consent decree was filed with the District Court in July 1999. After a May 8, 2000 hearing, the court requested additional briefing by all parties to occur by July 2000. On August 24, 2000 the court approved the consent decree effectively dismissing the action as against Aerojet and Cordova. It is expected that the remaining PRP will appeal the approval of the Consent Decree if it is found liable.

      In a separate action, Aerojet and Cordova won indemnification for the Muskegon site investigation and remediation costs from the State of Michigan in the state Court of Claims. The Michigan Court of Appeals affirmed on appeal, and the Michigan Supreme Court refused to hear the case. Further, the Michigan Supreme Court also denied the State’s motion for reconsideration. As a result, the Company believes that most of the $50 million to $100 million in anticipated remediation costs will be paid by the State of Michigan and the former PRP owner/operator of the site. A settlement agreement with the State of Michigan, related to the proposed consent decree discussed above, has been finalized effective upon the August 24, 2000 approval of the EPA consent decree. In September 2000, Cordova received a settlement payment of $1.5 million from the State of Michigan. In addition, Aerojet settled with one of its two insurers in August 1999 for $4 million.

Aerojet’s Reserve and Recovery Balances

      On January 12, 1999, having finally received all necessary Government approvals, Aerojet and the United States Government implemented, with effect retroactive to December 1, 1998, the October 1997 Agreement in Principle resolving certain prior environmental and facility disagreements between the parties. Under this Agreement, a “global” settlement covering all environmental contamination (including perchlorate) at the Sacramento and Azusa sites was achieved; the Government/Aerojet environmental cost sharing ratio was raised to 88 percent/12 percent from the previous 65 percent/35 percent (with both Aerojet and the Government retaining the right to opt out of this sharing ratio for Azusa only, after at least $40 million in allowable environmental remediation costs at Azusa have been recognized); the cost allocation base for these costs was expanded to include all of Aerojet (in lieu of the prior limitation to the Sacramento business base); and Aerojet obtained title to all of the remaining Government facilities on its Sacramento property, together with an advance agreement recognizing the allowability of certain facility demolition costs.

      During the year ended November 30, 1999, Aerojet entered into a settlement agreement covering certain environmental claims with certain of its insurance carriers and received settlement proceeds of approximately $92 million. Under the terms of its agreements with the United States Government, Aerojet was obliged to credit the Government a portion of the insurance recoveries for past costs paid by the Government. On March 8, 2001,

Aerojet entered into a settlement agreement with the United States Government that resolved Aerojet’s obligation to allocate a portion of the insurance recoveries to the Government.

      In the fourth quarter of 1999, Aerojet obtained sufficient information to provide a reasonable basis for estimating the costs to address groundwater contamination off its Sacramento facility and its probable share of the San Gabriel Valley BPOU, and recorded those estimates in its reserve and recovery balances. Estimates regarding the Sacramento Western Groundwater Remediation were based on the Operable Unit Feasibility Study, previous references and Aerojet’s opinion as to which remediation alternative proposed by the study will be approved by the EPA and the State. Estimates regarding the San Gabriel Valley BPOU remediation were based on the Good Faith Offer/Administrative Consent Order and Watermaster/purveyor negotiations referenced previously. Not resolved at this time are whether Aerojet will have any additional liability for its possible share of water purveyor past cost claims, as well as the EPA’s past and future oversight costs. In regard to the matter discussed above, management believes, on the basis of presently available information, that resolution of this matter would not materially affect liquidity, capital resources, or the consolidated financial condition of the Company.

      As of May 31, 2001, Aerojet had total reserves of $309 million for costs to remediate the Sacramento and San Gabriel Valley Basin sites and has recognized $205 million for probable future recoveries. These estimates are subject to change as work progresses, additional experience is gained and environmental standards are revised. In addition, legal proceedings to obtain reimbursements of environmental costs from insurers are continuing.

Lawrence, Massachusetts

      The Company has studied remediation alternatives for its closed Lawrence, Massachusetts facility, which was contaminated with PCBs, and has begun site remediation and off-site disposal of debris. The Company has a remaining reserve of $16 million as of May 31, 2001 for estimated decontamination and long-term operating and maintenance costs of this site. The reserve represents the Company’s best estimate for the remaining remediation costs. Estimates of future remediation costs could range as high as $37 million depending on the results of future testing, and the ultimate remediation alternatives undertaken at the site. The time frame for remediation is currently estimated to range from four to nine years.

El Monte, California

      On December 21, 2000, Aerojet received an order from the Los Angeles Region office of the California Regional Water Quality Control Board requiring a work plan for investigation of Aerojet’s former El Monte facility. On January 22, 2001, Aerojet filed an appeal of the order with the Board asserting selective enforcement. The appeal is in abeyance pending negotiations with the Board. In March 2001, Aerojet submitted a limited work plan to the Board in light of the Board’s failure to adequately seek similar investigations by lessees and owners of the facility following Aerojet’s ownership. On February 21, 2001, Aerojet received a general notice letter from U.S. EPA Region IX naming Aerojet as a PRP to the South El Monte Operable Unit of the San Gabriel Valley Superfund site.

Other Sites

      The Company is also currently involved, together with other companies, in approximately 25 other Superfund and non-superfund remediation sites. In many instances, the Company’s liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company’s involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company’s experience, interim and final allocations of liability costs are generally made based on relative contributions of waste. Based on the Company’s previous experience, its allocated share has frequently been minimal, and in many instances, has been less than one percent. The Company has reserves of approximately $21 million as of May 31, 2001 which it believes are sufficient to cover its best estimate of its share of the environmental remediation costs at these other sites. Also, the Company is seeking recovery of its costs from its insurers.

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

Other Legal Matters

Olin Corporation

      In August 1991, Olin Corporation (Olin) advised GenCorp that it believed GenCorp to be jointly and severally liable for certain Superfund remediation costs, estimated by Olin to be $70 million, associated with a former Olin manufacturing facility and waste disposal sites in Ashtabula County, Ohio. In 1993, GenCorp sought declaratory judgment in the United States District Court for the Northern District of Ohio that the Company is not responsible for environmental remediation costs. Olin counterclaimed seeking a judgment that GenCorp is jointly and severally liable for a share of remediation costs. In late 1995, the Court hearing on the issue of joint and several liability was completed, and in August 1996 the Court held hearings relative to allocation. At its request, in 1998, the Court received an additional briefing regarding the impact of the U.S. Supreme Court’s decision in Best Foods which the Company believes definitively addresses many issues in this case in its favor. Another hearing relative to liability and allocation was held on January 11, 1999. The Court rendered its interim decision on liability on August 16, 1999, finding GenCorp 30 percent liable for remediation costs at “Big D Campground” landfill and 40 percent liable for remediation costs attributable to the Olin TDI facility with regard to the Fields Brook site. Phase III proceedings on the allowability of those remediation costs were recently completed, and a final order is expected in 2001. Upon issuance of the final order, the matter will be ripe for appeal.

      The Company continues to vigorously litigate this matter and believes that it has meritorious defenses to Olin’s claims. While there can be no certainty regarding the outcome of any litigation, in the opinion of management, after reviewing the information currently available with respect to this matter and consulting with the Company’s counsel, any liability which may ultimately be incurred will not materially affect the consolidated financial condition of the Company.

Other Matters

      The Company and its subsidiaries are subject to various other legal actions, governmental investigations, and proceedings relating to a wide range of matters in addition to those discussed above. In the opinion of management, after reviewing the information which is currently available with respect to such matters and consulting with the Company’s counsel, any liability which may ultimately be incurred with respect to these additional matters will not materially affect the consolidated financial condition of the Company. The effect of resolution of these matters on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters.

Note K – Segment Information

(Dollars in millions)	Three Months Ended		Six Months Ended
	May 31,		May 31,

	2001	2000	2001	2000

Net Sales:

Aerospace, defense and fine chemicals	$183	$142	$355	$269

GDX Automotive	227	129	408	241

Total	410	271	763	510

Income:

Aerospace, defense and fine chemicals	24	25	47	44

GDX Automotive	8	12	4	16

Restructuring Charge	(19)	—	(19)	—

Unusual items	(2)	—	(9)	—

Segment Operating Profit	11	37	23	60

Interest expense	(9)	(4)	(18)	(7)

Corporate other income (expense)	(4)	1	(5)	—

Corporate expenses	1	(2)	(1)	(3)

Foreign currency transaction gain	—	—	11	—

Unusual items	—	—	1	(1)

Income before income taxes and cumulative effect of a change in accounting principle	(1)	32	11	49

Income tax (benefit) provision	4	(13)	9	(20)

Income before cumulative effect of a change in accounting principle	$3	$19	$20	$29

      GDX Automotive’s segment assets increased by more than $300 million compared to the amount reported in the November 30, 2000 annual report on Form 10-K due to the acquisition of Draftex (Note D).

      During the second quarter of 2001, the Company settled outstanding tax claims with the Internal Revenue Service and the State of California. The portion of the settlement with the State of California that will be repaid to the Company’s defense customers is reflected as an unusual expense item of $2 million in segment operating profit. The income retained by the Company, $2 million on an after tax basis, is reflected in the income tax benefit for the quarter. During the first quarter of 2001, the Company reached a settlement with the State of California on an outstanding tax claim. The portion of the settlement that will be repaid to the Company’s defense customers is reflected as an unusual expense item of $7 million in segment income. The benefit retained by the Company, $5 million on an after tax basis, is in the income tax provision for the first quarter.

Note L – Derivative Financial Instruments

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No.133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133) which, for the Company, was effective December 1, 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at fair value. The statement also requires that changes in the derivative’s fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS 133 did not have a material effect on the financial statements, since the Company historically has not generally invested in derivative instruments or routinely engaged in hedging activities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Condition

      Net cash used in operating activities for the first six months of fiscal 2001 was $32 million as compared to net cash provided by operating activities of $14 million for 2000. The increased use of cash by operating activities primarily reflects accounts receivable buildup on the Space Based Infrared System (SBIRS) contract ($16 million) and other aerospace and defense contracts due to timing of payments, and the buildup of inventory on the Atlas V program ($17 million) scheduled to begin delivery in fiscal year 2002.

      For the first six months of 2001, cash used in investing activities of continuing operations included $179 million cash paid, net of cash acquired for the Draftex Acquisition and capital expenditures of $16 million compared to capital expenditures of $40 million in the same period in 2000. The significant reduction in capital expenditures reflects the completion of major infrastructure expansion at the Company’s pharmaceutical fine chemicals business unit, completion of the SBIRS Payload Test Facility and management initiatives to reduce capital expenditures.

      Financing activities provided $245 million of cash during the six month period ended May 31, 2001 compared to $30 million during the same period in 2000. The increase was due primarily to borrowings under the new debt agreement used to finance the purchase of Draftex.

      On April 20, 2001, the Company announced that Aerojet has signed a definitive agreement to sell its Electronic and Information Systems (EIS) business to Northrop Grumman Corporation for $315 million in cash. Net proceeds from the sale are expected to be approximately $225 million. The EIS business had revenues of $323 million in fiscal year 2000. The sale, which is subject to the receipt of government approvals, is expected to close in late summer. Northrop Grumman will acquire the assets of EIS operations in Azusa, California, and in Boulder and Colorado Springs, Colorado, and the EIS employees will transfer to Northrop Grumman. The sale of Aerojet’s EIS business will strengthen GenCorp’s balance sheet, allow the Company to pay down existing debt, gives the Company the ability to more readily access the capital markets and grow its other businesses.

      The Company believes that it has now resolved most of the issues with the regulatory agencies related to the carve-out of 3,100 uncontaminated acres at Aerojet’s Sacramento, California site from the Superfund order. The carve-out of this property from the Superfund order would enable the Company to continue efforts directed at development of this property including office, commercial and light industrial use. The Company estimates that a final agreement with the regulatory agencies should be reached within the next couple of months.

Material Changes in Results of Operations

      Second quarter 2001 earnings, excluding a $19 million ($12 million or $0.27 per share after-tax) restructuring charge decreased to $0.35 per diluted share compared to $0.45 per diluted share during the second quarter of 2000. Operating profit before restructuring charges and unusual items totaled $32 million for the second quarter of 2001 versus $37 million for the second quarter of 2000. Sales increased approximately 51 percent to $410 million for the second quarter of 2001, compared to $271 million during the second quarter of 2000. With the Draftex Acquisition, GDX Automotive segment revenues increased approximately 76 percent over revenues in the same period in 2000. Revenues at Aerojet increased approximately 29 percent.

Aerospace, Defense and Fine Chemicals

      The aerospace, defense and fine chemicals business segment’s net sales for the quarter increased $41 million to $183 million compared to $142 million for the comparable period in 2000. Operating profit for the quarter was $24 million versus $25 million for second quarter 2000. For the six months ended May 31, 2001, sales increased to $355 and operating profit increased to $47 million as compared to sales and operating profit of $269 million and $44 million, respectively for the same period in the prior year. Increased revenues from the Space Based Infrared System (SBIRS) program, Titan and Delta rocket programs, and the Advanced Technology Microwave Sounder (ATMS) Program accounted for the majority of the increase, partially offset by lower revenues from the Sense and Destroy Armor (SADARM) program and the pharmaceutical fine chemicals business. Operating profit was favorably impacted by the performance at the defense business unit, offset by a loss for the pharmaceutical fine chemicals business unit.

      Significant contract awards during the quarter included: a $115 million award from NASA to the joint venture team of Aerojet and Pratt & Whitney to develop booster engines in support of NASA’s Space Launch Initiative (SLI) program — the first phase in building a new space shuttle by the year 2010; a $31 million extension to the Titan rocket production and launch operations contracts with Lockheed Martin; and, a $10 million follow-on award from Boeing to manufacture certain components for a classified program. In addition, Aerojet received contract awards related to designing, developing and demonstrating a dual-thrust reaction control engine for NASA’s Second Generation Launch Vehicle program and refurbishing solid propellant engines for Minuteman II ballistic missiles. During the quarter, Aerojet booked contract award funding of $152 million with contract backlog at May 31, 2001 totaling $1.2 billion.

      Operational highlights for Aerojet’s defense business during the quarter included two successful launches of Delta II rockets carrying NASA’s Mars Odyssey spacecraft on April 7th and an Air Force GeoLITE satellite on May 18th. Aerojet manufactures the second stage engine used in the Delta II rocket. In addition, on May 11th, Aerojet’s propulsion business unit cast the world’s longest monolithic solid propellant motor in support of its Atlas V rocket program.

      Aerojet Fine Chemicals recorded a loss for the quarter, due primarily to certain product deliveries slipping to the second half of the fiscal year. The loss was partially mitigated by a labor force reduction and aggressive cost cutting actions taken during the quarter. The benefits of these actions are expected to be realized beginning in the third and fourth quarters of this fiscal year.

GDX Automotive

      On December 29, 2000 the Company acquired all of the outstanding stock of The Laird Group’s Draftex International Car Body Seals Division (Draftex) for cash consideration of approximately $209 million. The purchase price is preliminary and will be adjusted as a result of certain working capital adjustments provided for in the purchase agreement currently under negotiation with the seller. Draftex is now part of the Company’s GDX Automotive business segment and adds 11 manufacturing plants in six countries including Spain, France, Germany, Czech Republic, China, and the United States. The acquisition was accounted for under the purchase method of accounting and the excess of cost over the fair value of the net assets acquired is being amortized on a straight line basis over a twenty year period. The initial allocation of the purchase price includes a preliminary reserve for exit costs including involuntary employee terminations and relocation costs of approximately $25 million. The final allocation of the purchase price is expected to be made in late 2001 after negotiations with the seller have been completed and the exit plan for certain facilities is finalized. The Company’s results of operations include the operating results of Draftex since the date of acquisition.

      Net sales for the Company’s GDX Automotive segment increased 76 percent to $227 million for second quarter 2001, versus $129 million for second quarter 2000. For the six months ended May 31, 2001, sales increased to $408 million from $241 million for the six months ended May 31, 2000. The increase in sales was due primarily to the acquisition of Draftex, partially offset by lower volumes in the segment’s base North American business.

      Operating profit for second quarter 2001 was $8 million compared to $12 million for second quarter 2000. Operating profit margin for the quarter decreased to three percent compared to nine percent for second quarter 2000. Operating profit for the six months ended May 31, 2000 decreased to $4 million compared to $16 million in the prior year. The decrease in operating profit was due to pricing and volume pressures, labor inefficiencies relating primarily to the new 2002 Ford Explorer, decline in production at the Berger, Missouri plant due to OEM reductions in the production of sedans, increased employee health care costs and higher utility costs. Overall, volumes for light trucks and sport utility vehicles have remained relatively stable but build rates have declined for certain passenger cars for which GDX Automotive supplies parts.

Restructuring Charge

      On March 28, 2001, the Company announced that it would implement a restructuring and consolidation of its GDX Automotive business. The restructuring includes the intended closure of GDX Automotive’s Marion, Indiana and Ballina, Ireland manufacturing facilities. The Company recorded a restructuring charge in earnings from continuing operations of $19 million ($12 million after tax or $.27 per share) during the second quarter. The restructuring program includes the elimination of approximately 760 employee positions and is expected to be substantially complete by the end of fiscal 2001. The decision to close the Company’s Marion, Indiana facility was precipitated by excess capacity and deterioration of performance and losses. Remaining programs from these facilities will be relocated to other GDX Automotive facilities. The decision to close the Ballina, Ireland plant was also precipitated by excess capacity issues as well as increased difficulty in retaining plant personnel in light of record employment levels in the region and the strength of the Irish Punt versus other currencies which caused performance declines at the plant. The Company has already begun transferring work from Ballina and Marion to its other facilities in the United States and Germany.

      The restructuring charge includes approximately $16 million in cash charges primarily related to severance and employee benefit costs. The balance of the restructuring charge relates to non-cash charges primarily for estimated losses on the disposition of plant assets. The company expects to complete the majority of the restructuring program by the end of fiscal year 2001. Cash expenditures for restructuring costs during the second quarter of 2001 amounted to $2 million. Cash outflows are not expected to have a material adverse effect on the Company’s liquidity.

Environmental Matters

      GenCorp’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes a significant amount of resources and management attention to environmental matters and actively manages its ongoing processes to comply with extensive environmental laws and regulations. The Company is involved in the remediation of environmental conditions that resulted from generally accepted manufacturing and disposal practices in the 1950’s and 1960’s that were followed at certain GenCorp plants. In addition, the Company has been designated a potentially responsible party, with other companies, at sites undergoing investigation and remediation.

      The nature of environmental investigation and cleanup activities often makes it difficult to determine the timing and amount of any estimated future costs that may be required for remedial measures. However, the Company reviews these matters and accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and the amount of the liability (usually based upon proportionate sharing) can be reasonably estimated. The Company’s Condensed Consolidated Balance Sheet as of May 31, 2001 reflects accruals of $346 million and amounts recoverable of $204 million from the United States Government and other third parties for such costs.

      The effect of resolution of environmental matters on results of operations cannot be predicted due to the uncertainty concerning both the amount and timing of future expenditures and future results of operations. However, management believes, on the basis of presently available information, that resolution of these matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company. The Company will continue its efforts to mitigate past and future costs through pursuit of claims for insurance coverage and continued investigation of new and more cost effective remediation alternatives and associated technologies. For additional discussion of environmental matters, refer to Note J — Contingencies.

Adoption of the Euro

      The Company is currently evaluating the potential impact of the adoption of the Euro on its existing and newly acquired foreign subsidiaries. Based upon a preliminary evaluation, management believes that the adoption of the Euro by the European Economic Community will not have a material impact on the Company’s international businesses.

Forward-Looking Statements

      This report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements may present (without limitation) management’s expectations, beliefs, plans and objectives, future financial performance, and assumptions or judgments concerning such matters. Any discussions contained in this report, except to the extent that they contain historical facts, are forward-looking and accordingly involve estimates, assumptions, judgments and uncertainties. There are a number of factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements. Such factors are detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000 filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to market risk from changes in interest rates on long-term debt obligations. The Company’s policy is to manage its interest rate exposures through the use of a combination of fixed and variable rate debt. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. The majority of the Company’s notes payable and long-term debt of $461 million matures in the year 2006 and had an average variable interest rate of 7.69 percent as of May 31, 2001. A one percentage point change in the interest rate on the Company’s long term debt would have impacted interest expense in the first six months of fiscal 2001 by approximately $2 million.

      With the addition of Draftex in 2001, the Company conducts significant business in foreign countries. However, foreign currency transaction gains and losses were not material to the Company’s results of operations for the three months and six months ended May 31, 2001. Accordingly, the Company does not anticipate that it will be subject to material foreign currency transaction gains and losses with respect to future transactions from its foreign subsidiaries in the remainder of fiscal year 2001.

      The Company entered into forward currency exchange contracts in connection with the Draftex acquisition in the first six months of 2000, resulting in foreign currency transaction gains of approximately $11 million. As of May

31, 2001, there are no significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates outstanding. The Company is evaluating the future use of such financial instruments.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      Information concerning legal proceedings, including proceedings relating to environmental matters, which appears in Note J beginning on page 10 of this report is incorporated herein by reference.

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

      The class representatives consist of three hourly retirees from the Jeannette, Pennsylvania facility of OMNOVA Solutions Inc. (OMNOVA), the company spun-off from GenCorp on October 1, 1999, and one hourly retiree from GenCorp’s former Akron tire plant. The putative class encompasses all eligible hourly retirees formerly represented by the URW or USWA. The Unions, however, are not party to the suit, and have agreed not to support such litigation pursuant to Memoranda of Agreement negotiated with GenCorp.

      The retirees also challenge the creation of the OMNOVA Plan, which has terms identical to the prior GenCorp Plan, without retiree approval.

      GenCorp prevailed in a similar class action filed in 1995, arising at its Wabash, Indiana location. Divine, et al. v. GenCorp. Inc., U.S.D.C., N.D. Ind., Case No. 96-CV-0394-AS, but a Motion to Dismiss on res judicata grounds was recently denied. The parties are currently engaged in discovery and identification of putative class members. GenCorp does not presently believe that this ruling will change the ultimate disposition of the Wotus case or that the ultimate outcome of the Wotus case will have a material impact on its financial position or its results of operations. The GenCorp and OMNOVA insurance carriers have been advised of this litigation and have agreed to reimburse litigation expenses, subject to deductibles, but have asserted a reservation of rights as to damages.

      Bild v. McDonnell Douglas Corporation (including Aerojet-General Corporation, et al.)

      On March 23, 2001, plaintiff sued McDonald Douglas Corporation (now Boeing) and Aerojet in U.S. District Court, Eastern District of California, Case No. CIV.S 01-0515 FCD JFM, alleging that historical releases of PCBs at the Security Park area of the former McDonnell Douglas Corporation site (now owned by Aerojet) damaged the soils on its property. Plaintiff also alleges it has expended remediation costs to address the contamination. On April 2, 2001, Aerojet tendered the defense of this matter to Boeing. On June 25, 2001, Aerojet was dismissed without prejudice in the Bild case.

      American States Water Company, et al. v. Aerojet-General Corporation, et al.

      On October 25, 1999, a private water purveyor sued Aerojet in Sacramento Superior Court, Case No. AS05949, alleging, among other things, that historical releases of chemicals at the Aerojet Sacramento plant damaged the groundwater in its service area and caused plaintiffs to sustain various economic damages. Plaintiffs seek general, special, and punitive damages in an amount to be proven at trial. On December 27, 1999 Aerojet demurred to the first three causes of action of the complaint. Aerojet was served on October 27, 1999 in this action. The plaintiffs also filed a suit against the State of California in the same court. The suit claims an inverse condemnation of its water supply business allegedly due to the State’s omissions to act or negligence in regulating Aerojet’s activities at its Sacramento site. The plaintiff’s case against the State was on a fast track calendar while the case against Aerojet was not. The cases were initially consolidated for discovery purposes only, but on May 15, 2001 the court granted plaintiffs’ motion to consolidate the cases for all matters including trial. Aerojet will defend this action vigorously.

      On March 31, 2000, the State filed a cross complaint against Aerojet seeking indemnity for any liability arising out of the separate action. Aerojet filed a motion for injunctive relief in the United States District Court for the Eastern District of California (D.C. No. CIVS-86-0063-EJG) seeking to prohibit the State from pursuing its cross complaint, based on two provisions in the 1989 Partial Consent Decree, which governs the investigation and clean-up of environmental conditions at Aerojet’s Sacramento facility. On June 26, 2000, the district court granted Aerojet’s motion, declaring that the two provisions forbade the State from suing Aerojet. On July 6, 2001, the United States Court of Appeals for the Ninth Circuit affirmed the district court’s decision.

      McKinley, et al. v. GenCorp Inc., et al.

      Following an “investigative” report published in the Houston Chronicle on November 29, 1998 a “toxic tort” lawsuit was filed against GenCorp and 39 other chemical companies and trade association co-defendants in Common Pleas Court for Ashtabula County, Ohio, McKinley, et al. v. GenCorp Inc., et al. Case No. 98CV00797. The complaint was filed by the heirs of a former production employee at GenCorp’s former polyvinyl chloride (PVC) resin facility in Ashtabula, Ohio and GenCorp was served on December 21, 1998. GenCorp, as the former employer, is alleged to have intentionally exposed the decedent to vinyl chloride (VC), a building block compound for PVC that is listed as a carcinogen by certain government agencies. The alleged exposure is claimed to have resulted in fatal liver damage. Plaintiffs also allege that all of the co-defendants engaged in a conspiracy to suppress information regarding the carcinogenic risk of VC to industry workers, despite the fact that OSHA has strictly regulated workplace exposure to VC since 1974. Probate court recently approved settlement of the McKinley case by GenCorp, and dismissal of GenCorp from this lawsuit is expected momentarily.

      This lawsuit was an outgrowth of three similar but unrelated “toxic tort” civil conspiracy cases brought in 14th Judicial District Court, Calcasieu Parish, Louisiana by the heirs of deceased former employees of two chemical plants in Lake Charles, Louisiana: (Ross, et ux. v. Conoco, Inc., et al. (Case No. 90-4837); Landon, et ux. v. Conoco, Inc., et al. (Case No. 97-7949); Tousaint, et ux. v. Insurance Co. of North America, et al. (Case No. 92-6172). GenCorp was named as a “conspiring” co-defendant in all three cases, along with most of the same co-defendants in the McKinley case. All cases pending in Louisiana have been settled on a basis favorable to the Company.

      On March 22, 1999, GenCorp was served with a similar conspiracy suit alleging VC exposure from various aerosol products, including hairspray. Bland, et al. v. Air Products & Chemicals, Inc., et al., Jefferson County (Beaumont), Texas, (Case No. D-160,599). VC was used as an aerosol propellant in the 1960’s. Again, the same co-defendants are named, with the addition of various consumer products and personal care manufacturers.

      On or about August 25, 1999, GenCorp was served with a suit alleging conspiracy, manufacturers’ liability, and related claims by a railyard worker for CSX Transportation in Cincinnati, Ohio. Wiefering, et al. v. Allied Chemical Corp., et al., Cuyahoga County Common Pleas Court, (Cleveland) Ohio, (Case No. 389385). Plaintiff alleges that he contracted “vinyl chloride disease” as a result of exposure to VC and PVC products shipped by GenCorp and other manufacturers through the CSX Cincinnati railyards.

      On July 20, 2000, GenCorp was served with another “vinyl Chloride (VC) conspiracy suit” by an employee of a Delaware PVC manufacturer, Zerby v. Allied Signal, Inc., et al., New Castle County Superior Court (Wilmington, DE), (Case No. OOC-07-68 FSS). Two similar actions, Staples et al. v. Dow Chemical Co., et al., Brazoria County District Court (Houston), Texas, (Case No. 9673-BH99) and Valentine v. PPG Industries, et al., Pickaway County Common Pleas Court (Columbus), Ohio (Case No. 2001 CI121) were filed December 5, 2000 and May 31, 2001, respectively.

      All of the VC conspiracy cases, Ross, Landon, Tousaint, Bland, Wiefering, Zerby, Staples and Valentine, involve allegations that the co-defendants engaged in a conspiracy to suppress information regarding the carcinogenic risk of VC to industry workers. GenCorp is not alleged to be an employer, VC manufacturer or VC supplier in any of these cases. However, in the Wiefering and Zerby cases, GenCorp is erroneously alleged to be the successor to the Great American Chemical Corp., and has moved to dismiss those false allegations.

      GenCorp has notified its insurers of all of these claims and is vigorously defending its actions.

      Kiefer-Sunrise Associates v. Aerojet-General Corporation, et al.

      In October 1999, this action was filed against Aerojet in Sacramento Superior Court, Case No. AS05937, but no defendants have been served. Plaintiffs allege that groundwater contamination from Aerojet Sacramento facility and the former Boeing site has adversely affected their real estate development. An unspecified amount of economic damages is sought. In November 1999, Aerojet entered into a tolling agreement with plaintiffs until April 2001. The tolling agreement was recently extended to April 22, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

      At the Company’s Annual Meeting of Shareholders held on March 28, 2001, holders of GenCorp Common Stock elected J. Robert Anderson, Irving Gutin and Robert A. Wolfe as directors to serve a three year term expiring in 2004. Previously, William K. Hall and Sheila E. Widnall were elected as directors to serve three year terms which continue until March 2002 and J. Gary Cooper, James M. Osterhoff and Stephen G. Rothmeier were elected as directors to serve three year terms which continue until March 2003.

      Shareholders also ratified the Board of Directors’ appointment of Ernst & Young LLP as the Company’s independent auditors for fiscal year 2001.

      Following is the final result of the Common votes cast:

A)	Election of Directors:

			Broker
	For	Withheld	Nonvotes

J. Robert Anderson	37,589,272	1,135,974	-0-

Irving Gutin	37,574,675	1,150,571	-0-

Robert A. Wolfe	36,577,608	2,147,638	-0-

B)	Ratification of the Board of Directors’ appointment of Ernst & Young LLP as independent auditors:

For:	38,015,785	Against:	427,317	Abstain:	282,143	Broker Nonvotes:	-0-

Item 5. Other Information

      On May 14, 2001 the Company announced that Paul A. Kane had been named Vice President of Financial Planning and Development and an officer of the Company.

Item 6. Exhibits and Reports on Form 8-K

      a) Exhibits

none

      b) Reports on Form 8-K

On March 29, 2001, the Company filed an 8-K incorporating its press release dated March 28, 2001 announcing the Company’s decision to implement a restructuring and consolidation of the GDX Automotive Business.

On April 23, 2001, the Company filed an 8-K incorporating its two press releases dated April 20, 2001 announcing that its aerospace and defense segment, Aerojet-General Corporation, has signed a definitive agreement to sell its Electronic and Information Systems (EIS) business to Northrop Grumman Corporation for $315 million in cash.

On May 16, 2001, the Company filed an 8-K/A amending its January 12, 2001 8-K to include the audited financial statements of various companies comprising the Draftex International Car Body Seals Division of the Laird Group Public Limited Company which was acquired by GenCorp on December 29, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENCORP INC.

Date	July 16, 2001	By /s/ Terry L. Hall

Terry L. Hall Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date	July 16, 2001	By /s/ William R. Phillips

William R. Phillips Senior Vice President, Law; General Counsel and Secretary (Duly Authorized Officer)