Form 10-Q
period 2001-08-31
GENCORP INC
filed 2001-10-09
CIK 40888

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended August 31, 2001	Commission File Number 1-1520

GenCorp Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-0244000

(State of Incorporation)	(I.R.S. Employer Identification No.)

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

As of September 30, 2001, there were 43,008,685 outstanding shares of GenCorp Inc.’s common stock, par value $0.10.

GENCORP INC.

Part I. Financial Information	Page No.

Item 1. Financial Statements

Condensed Consolidated Statements of Income — Three months and nine months ended August 31, 2001 and 2000	-3-

Condensed Consolidated Balance Sheets — August 31, 2001 and November 30, 2000	-4-

Condensed Consolidated Statements of Cash Flows — Nine months ended August 31, 2001 and 2000	-5-

Notes to the Unaudited Interim Condensed Consolidated Financial Statements — August 31, 2001	-6-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	-19-

Item 3. Quantitative and Qualitative Disclosures About Market Risk	-23-

Part II. Other Information

Item 1. Legal Proceedings	-23-

Item 5. Other Information	-25-

Item 6. Exhibits and Reports on Form 8-K	-26-

Signatures	-27-

PART I.  FINANCIAL INFORMATION

GENCORP INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31,			August 31,
	2001	2000	2001		2000

Net Sales	$356	$260	$1,119		$770

Costs and Expenses Cost of products sold	309	212	972		623

Selling, general and administrative	13	10	34		28

Depreciation and amortization	21	13	59		39

Interest expense	10	5	28		12

Other (income) expense, net	(5)	(5)	(9)		(7)

Foreign exchange gain	—	—	(11)		—

Restructuring charge	—	—	19		—

Unusual items, net	—	(6)	8		(5)

	348	229	1,100		690

Income before income taxes and cumulative effect of a change in accounting principle	8	31	19		80

Income tax (provision) benefit	(3)	(12)	6		(32)

Income before cumulative effect of a change in accounting principle	5	19	25		48

Cumulative effect of a change in accounting principle, net of taxes	—	—	—		74

Net Income	$5	$19	$25		$122

Basic earnings per common share:

Before cumulative effect of a change in accounting principle	$.12	$.46	$.59		$1.15

Cumulative effect of a change in accounting principle	—	—	—		1.76

Total	$.12	$.46	$.59		$2.91

Diluted earnings per common share:

Before cumulative effect of a change in accounting principle	$.12	$.46	$.58		$1.15

Cumulative effect of a change in accounting principle	—	—	—		1.76

Total	$.12	$.46	$.58		$2.91

Cash dividends declared on common stock	$.03	$.03	$.09		$.09

See notes to the unaudited interim condensed consolidated financial statements.

GENCORP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	Unaudited	Audited
	August 31,	November 30,
	2001	2000

Current Assets
Cash and cash equivalents	$36	$17

Accounts receivable	216	135

Inventories, net	195	182

Current deferred income taxes	51	11

Prepaid expenses and other	14	1

Total Current Assets	512	346

Recoverable from U.S. Government and other third parties for environmental remediation costs	188	203

Deferred income taxes	17	76

Prepaid pension	339	281

Investments and other assets	157	53

Property, plant and equipment, net	512	365

Total Assets	$1,725	$1,324

Liabilities and Shareholders’ Equity
Short-term borrowings and current portion of long-term debt	$25	$—

Accounts payable	68	47

Income taxes payable	5	8

Other current liabilities	359	273

Total Current Liabilities	457	328

Long-term debt, net of current portion	456	190

Postretirement benefits other than pensions	224	230

Reserves for environmental remediation	311	328

Other liabilities	58	53

Total Liabilities	1,506	1,129

Shareholders’ Equity
Preference stock — (none issued and outstanding)	—	—

Common stock — $0.10 par value; 42,159,150 shares outstanding	4	4

Other capital	7	2

Retained earnings	238	217

Accumulated other comprehensive loss	(30)	(28)

Total Shareholders’ Equity	219	195

Total Liabilities and Shareholders’ Equity	$1,725	$1,324

See notes to the unaudited interim condensed consolidated financial statements.

GENCORP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Nine Months Ended
	August 31,
	2001	2000

Operating Activities
Income before cumulative effect of a change in accounting principle	$25	$48
Depreciation, amortization and gain on asset disposition	56	39
Foreign currency transaction gain	(11)	—

Deferred income taxes	33	28

Gain on sale of minority interest in subsidiary	—	(5)

Changes in operating assets and liabilities net of effects of acquisitions of businesses:

Current assets, net	(5)	(5)

Current liabilities, net	(45)	(33)

Other non-current assets, net	(64)	(49)

Other non-current liabilities, net	(33)	(27)

Net Cash Used In Operating Activities	(44)	(4)

Investing Activities
Capital expenditures	(29)	(59)

Proceeds from asset dispositions	5	—

Proceeds from sale of minority interest in subsidiary	—	25

Purchase of Draftex International, net of cash acquired	(179)	—

Net Cash Used In Investing Activities	(203)	(34)

Financing Activities
Proceeds from issuance of long-term debt	350	—

Net (repayments) borrowings on long-term revolving credit facilities	(104)	42

Net short-term borrowings (paid) incurred	20	(1)

Dividends paid	(4)	(4)

Other equity transactions	4	1

Net Cash Provided By Financing Activities	266	38

Net Increase in Cash and Cash Equivalents	19	—

Cash and cash equivalents at beginning of period	17	23

Cash and cash equivalents at end of period	$36	$23

See notes to the unaudited interim condensed consolidated financial statements.

GENCORP INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2001

Note A — Basis of Presentation

     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included or incorporated by reference in the GenCorp Inc. (Company) Annual Report on Form 10-K for the fiscal year ended November 30, 2000 as filed with the United States Securities and Exchange Commission.

     All normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the three-month and nine-month periods ended August 31, 2001 and 2000 have been reflected. The results of operations for the nine months ended August 31, 2001 are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

     Certain reclassifications have been made to conform prior periods’ data to the current period’s presentation.

Note B — Earnings Per Common Share

     The following table sets forth the computation of basic and diluted earnings per common share before cumulative effect of a change in accounting principle:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,

	2001	2000	2001	2000

Numerator (in millions)
Income before cumulative effect of a change in accounting principle	$5	$19	$25	$48

Denominator (in thousands)
Denominator for basic earnings per common share — Weighted average shares outstanding	42,254	41,967	42,134	41,923

Effect of dilutive securities:

Employee stock options	538	78	364	103

Performance based unvested stock	—	—	46	—

Dilutive potential common shares	538	78	410	103

Denominator for diluted earnings per share — Adjusted weighted average shares and assumed conversions	42,792	42,045	42,544	42,026

	Three Months Ended						Nine Months Ended
		August 31,							August 31,
	2001			2000			2001			2000

Earnings Before Cumulative Effect of a Change in Accounting Principle Per Share Of Common Stock:

Basic earnings per share	$	.	12	$	.	46	$	.	59	$1.15

Diluted earnings per share	$	.	12	$	.	46	$	.	58	$1.15

Note C — Comprehensive Income

     The components of total comprehensive income were as follows (in millions):

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2001	2000	2001	2000

Income before cumulative effect of a change in accounting principle	$5	$19	$25	$48

Other comprehensive income, net of taxes:

Effect of foreign currency translation adjustments	7	(3)	(1)	(8)

Total comprehensive income	$12	$16	$24	$40

Note D — Acquisitions, Divestitures and Other Related Matters

     On December 29, 2000 the Company acquired all of the outstanding stock of The Laird Group’s Draftex International Car Body Seals Division (Draftex) for cash consideration of approximately $209 million. The purchase price is preliminary and will be adjusted to reflect certain working capital adjustments provided for in the purchase agreement and currently under negotiation with the seller. Draftex is now included with the Company’s GDX Automotive business segment and adds 11 manufacturing plants in six countries including Spain, France, Germany, Czech Republic, China, and the United States. The acquisition was accounted for under the purchase method of accounting and the excess of cost over the fair value of the net assets acquired is being amortized on a straight-line basis over a twenty year period. The initial allocation of the purchase price includes a preliminary reserve for certain costs including involuntary employee terminations, associated benefit and facility exit costs of approximately $25 million of which approximately $2 million has been incurred to date. Negotiations with the seller have not been settled and have been placed into arbitration for resolution. The final allocation of the purchase price is expected to be made in late 2001 after arbitrated negotiations have been settled and the exit plan has been finalized. The Company’s results of operations include Draftex results since the date of acquisition. In connection with the acquisition, the Company entered into a new $500 million credit facility (see Note I).

     The pro forma unaudited results of operations for the nine months ended August 31, 2001 and 2000, assuming consummation of the Draftex Acquisition and incurrance of additional debt equal to the purchase price as of December 1, 1999, are as follows:

	Nine Months Ended
(Dollars in millions, except per share amounts)	August 31,
	2001	2000

Net Sales	$1,155	$1,105

Income before cumulative effect of a change in accounting principle	$17	$25

Net income	$17	$99

Earnings per common share:

Basic and diluted:

Before cumulative effect of a change in accounting principle	$.41	$.59

Pro Forma Net income	$.41	$2.35

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

     On April 20, 2001, the Company announced that Aerojet had signed a definitive agreement to sell its Electronic and Information Systems (EIS) business to Northrop Grumman Corporation for $315 million in cash. Net proceeds from the sale are expected to be approximately $225 million. The EIS business had revenues of $323 million in fiscal year 2000. The sale, which is subject to government approvals, is expected to close before the end of fiscal year 2001. Northrop Grumman will acquire the assets of EIS operations in Azusa, California, and in Boulder and Colorado Springs, Colorado, and the EIS employees will transfer to Northrop Grumman.

Note E — Restructuring and Asset Write-Downs

     The Company recorded a charge in earnings from continuing operations of $19 million ($12 million after tax or $.27 per share) during the second quarter of 2001 related to a restructuring plan at the Company’s GDX Automotive subsidiary. This charge relates to the closure of the Marion, Indiana and Ballina, Ireland manufacturing facilities. The restructuring program includes the elimination of approximately 760 employee positions and is expected to be substantially complete by the end of the Company’s fiscal year 2001. The restructuring charge includes approximately $14 million in cash charges primarily related to severance and employee benefit costs. The balance of the restructuring charge relates to non-cash charges primarily for the disposition of plant assets. Cash expenditures for restructuring costs during 2001 totaled approximately $4 million.

Note F — Change in Accounting Principle

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

Note G — Inventories

     Inventories are stated at the lower of cost or market value. A portion of the inventories is priced by use of the last-in, first-out (LIFO) method using various dollar value pools. Interim LIFO determinations involve management’s estimate of expected year-end inventory. Components of inventory are as follows:

(Dollars in millions)	August 31,	November 30,
	2001	2000

Raw materials and supplies	$41	$28

Work-in-process	36	12

Finished products	18	9

Approximate replacement cost of inventories	95	49

Less: reserves, primarily LIFO	(12)	(7)

Subtotal	83	42

Long-term contracts at average cost	253	310

Less: progress payments	(141)	(170)

Subtotal long-term contract inventories	112	140

Total Inventories	$195	$182

Note H — Property, Plant and Equipment

(Dollars in millions)	August 31,	November 30,
	2001	2000

Land	$34	$30

Buildings and improvements	331	261

Machinery and equipment	724	599

Construction-in-progress	55	49

	1,144	939

Less: accumulated depreciation	(632)	(574)

	$512	$365

Note I — Long-term Debt

     On December 28, 2000, the Company entered into a new $500 million senior credit facility (the New Facility). The New Facility was used primarily to finance the acquisition of the Draftex business (see Note D) and replaced the previous Credit Facility. The New Facility consists of a $150 million revolving loan (Revolver) and a $150 million term loan (Term A Loan) expiring December 28, 2005 and a $200 million term loan (Term B Loan) expiring December 28, 2006. Effective August 31, 2001, the Company amended the New Facility. Key provisions of the amendment include: A transfer of outstanding balances of $13 million from the Revolver and $52 million from the Term A Loan to the Term B Loan; a provision to allow unsecured guarantee obligations in favor of the U.S. EPA for up to $100 million; and revisions to certain financial covenants including the leverage ratio and the interest coverage ratio.

     The term loans include quarterly installment payment provisions. The Term B Loan must be repaid upon close of the sale of the EIS business (Note D). Interest is variable based on the prime lending rate or the federal funds rate plus 1/2 of 1 percent, plus a variable margin of 0.75 — 2.25 percent or the eurocurrency rate plus 1.75 — 3.25 percent depending on the Company’s most recent leverage ratio. The average interest rate on the New Facility was 8.03 percent as of August 31, 2001. The Company pays a commitment fee for unused available funds and the amount available under the New Facility was $38 million as of August 31, 2001. Scheduled payments on the term loans total $11 million, $19 million, $22 million, $22 million, and $29 million in fiscal years 2001, 2002, 2003, 2004 and 2005, respectively with the remainder due thereafter. The New Facility contains certain restrictive covenants that require the Company to meet specified financial ratios and restricts capital expenditures, incurrance of additional debt, payments of dividends and certain other distributions, and other transactions. The Company was in compliance with these restrictive covenants, as amended, as of August 31, 2001.

     As of August 31, 2001, outstanding letters of credit totaled $9 million.

Note J — Contingencies

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

     Aerojet has substantially completed its efforts under the Decree to determine the nature and extent of contamination at the facility. Preliminarily, Aerojet has identified the technologies that will likely be used to remediate the site and estimated costs using generic remedial costs from databases of Superfund remediation costs. Over the next several years, Aerojet will conduct feasibility studies to refine technical approaches and costs to remediate the site. The remediation costs are principally for design, construction, enhancement and operation of groundwater and soil treatment facilities, ongoing project management and regulatory oversight, and are expected to be incurred over a period of approximately 15 years. Aerojet is also addressing groundwater contamination off of its facility through the development of an Operable Unit Feasibility Study. This Study was completed and submitted as a draft to the governmental oversight agencies in November 1999. In response to governmental agency comments, Aerojet revised the draft report and it was resubmitted in May 2000. The agencies have now accepted the report as complete. The Study enumerates various remedial alternatives by which offsite groundwater can be addressed. The governmental agencies selected the remedial action alternative to be implemented and issued a Record of Decision (ROD) to Aerojet on July 24, 2001 that will be subject to Aerojet and public review and comment before the proposed remediation is approved. EPA will then issue a proposed consent agreement to Aerojet for the implementation of the ROD. A discussion of Aerojet’s efforts to estimate these costs is contained under the heading Aerojet’s Reserve and Recovery Balances.

     In September 2000, Aerojet filed a motion with the U.S. District Court seeking court approval of a modification to the Decree carving out approximately 3,200 acres from the site. The agencies opposed the motion. In November 2000, the court denied Aerojet’s motion on the basis that Aerojet knew that the carve-out property was not contaminated at the time it was included in the Decree. Aerojet appealed this decision but the appeal was stayed while Aerojet and the agencies met in an effort to reach a negotiated agreement removing the “carve-out” property from the Decree and from the National Priorities List. On September 14, 2001, Aerojet reached agreement with the relevant agencies on a Stipulation to modify the Decree. On September 25, 2001, the Stipulation was lodged with the U.S. District Court and will be followed by a 30-day public comment period. In addition to the removal of the clean property from the Superfund site designation, the Stipulation provides, among other things, that: (i) GenCorp will provide a $75 million guarantee to assure that remediation activities at the Sacramento site are fully funded; (ii) Aerojet will provide a short-term and long-term replacement plan for lost water supplies; and (iii) the Superfund site will be divided into “Operable Units” to allow Aerojet and the regulatory agencies to more quickly address and restore priority areas.

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

     On September 10, 1999, eleven of the nineteen Special Notice PRP’s, including Aerojet (the Offering Parties), submitted a Good Faith Offer to the EPA to implement an EPA-approved remedy, which was accepted by the agency as a basis for negotiating a Consent Decree. The remedy, as proposed, would employ low cost treatment technologies being developed by Aerojet to treat perchlorate, NDMA, and 1.4 dioxane, as well as traditional treatment for VOCs. Aerojet’s low pressure UV/OX process, which drastically reduces the energy requirements to treat NDMA and 1.4 dioxane, was recently accepted in January 2001 by the California Department of Health Services for use in drinking water systems.

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

     On April 4, 2000, Aerojet was sued by the San Gabriel Basin Water Quality Authority (WQA) in the United States District Court for the Central District of California, Case No. 00-03579. The action, which was served on Aerojet on April 18, 2000, sought to recover $1,560,000 for funds contributed by the WQA to the cost of the La Puente Valley Water District treatment plant constructed in 1999 and 2000, plus future operation and maintenance costs of approximately $1 million per year. It was filed pursuant to CERCLA section 107(a) and the Water Quality Authority Act section 407(c). In November 2000, the La Puente Valley Water District joined as a plaintiff with the WQA seeking recovery of its alternative water costs since its wells were closed in May 1997. In June 2001, La Puente amended its complaint to seek recovery of expenditures starting in 1991 to treat VOCs in its well water up to the time the wells were closed. Aerojet and certain of the PRPs have since paid these costs of the La Puente treatment plant and are currently paying operational costs pending a possible global settlement of the EPA cleanup project with all of the relevant local water purveyors. Aerojet filed third party claims against the other 18 PRPs identified by the EPA in the UAO in July 2001. The third parties that have been served to date have filed a motion to dismiss and a motion to sever the third party claims from the trial of the plaintiffs’ claims against Aerojet. The motion is now set for October 29, 2001 at which time, the Court will set new trial dates for the case. If the Definitive Agreement is executed, all of the plaintiff’s claims will be resolved.

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

     On June 28, 2000, Aerojet was sued in a second action filed by the San Gabriel Basin Water Quality Authority (WQA) in the United States District Court for the Central District of California, Case No. 00-CU-07042. The suit, which was served on Aerojet on October 12, 2000, seeks to recover $2,000,000 for funds contributed by the WQA to the cost of the Suburban Water System’s Big Dalton treatment project. This action is not related to the La Puente actions since it involves past costs. A tentative agreement has been made with WQA and Aerojet and certain of the PRPs on a settlement of these past cost claims if a global settlement is reached with the local water purveyors on the construction of the EPA project. The expenditures claimed in the lawsuit relate primarily to VOC contamination that ultimately should be borne mostly by other PRPs and Aerojet has brought in the other PRPs identified by the EPA in the UAO as third party defendants. If not settled, the case is currently set for trial in the Spring of 2002.

     During June 2000, Aerojet entered into agreements with several local purveyors to toll the statute of limitations with respect to purveyor claims for past costs related to remediation or costs related to alternative water sources as a result of the contamination in their groundwater production wells allegedly caused by Aerojet and other industrial companies in the San Gabriel Basin. In September 2001, San Gabriel Valley Water Company (SGVWC) gave notice that is was terminating the tolling agreement.

     On October 10, 2000, Aerojet was sued by the Valley County Water District (Valley) in the United States District Court for the Central District of California, Case No. 00-10803. The action, which was served on Aerojet on October 12, 2000, seeks to recover under CERCLA and state causes of action for past, present, and future costs relating to treatment of groundwater allegedly contaminated by Aerojet. If the current agreements described below with the local water entities are completed, these claims would be subsumed by the terms of these agreements. At the current time, the parties have continued the initial scheduling conference with the Court until November 2001 and no activity is taking place in the litigation.

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

     Under the auspices of EPA oversight, certain of the PRPs have continued to negotiate with the Watermaster and local water purveyors. On January 12, 2001, a Memorandum of Understanding (MOU) was executed between seven of the Special Notice PRPs, including Aerojet, and the Watermaster and certain local purveyors under which these PRPs would finance the implementation by the Watermaster and these purveyors of an EPA approved remedy for the BPOU. Pursuant to the MOU, Aerojet and the other six PRPs provided a total of $4 million in immediate funding to cover expenses of the three public agencies that financed the new treatment plant at La Puente Valley County Water District. The MOU provided for a stay of all the water entity litigation pending the negotiation of a Definitive Agreement on the principles set forth in the MOU, which continued in effect through April 2001 when the MOU expired. Despite the expiration of the MOU, the parties have continued negotiations of a Definitive Agreement and are now attempting to resolve the final disputed issues. If a Definitive Agreement is reached, the parties have already reached agreement on the past cost claims of all the relevant water entities.

     Although the Water Quality Authority withdrew from the negotiations on expiration of the litigation stay, it has indicated that it will rejoin the negotiations if a final agreement is reached, and it has been cooperating where possible to assist the process. Under the anticipated Definitive Agreement, the seven PRPs, (who have now been joined by an eighth PRP), including Aerojet, will provide one hundred percent of the resources for construction and operation of the remaining extraction and treatment facilities required to complete the EPA cleanup program, after credits for contributions from the United States Bureau of Reclamation under existing legislation and other available government funds. At the same time, the eight PRPs have reached a tentative agreement to mediate, and, if necessary, litigate the final allocation of costs among themselves. This agreement contains an allocation of interim financing costs pending completion of the final allocation, on which basis, these PRPs have been financing the interim steps necessary to keep the project within the EPA schedule.

     On September 28, 2001, California Domestic Water Company filed a complaint in the United States District Court for the Central District of California, Case No. 01-18449 MMM (Ctx), under CERCLA against all 19 PRPs identified by EPA in the UAO to recover its costs 1) for past treatment of VOCs, 2) for the plant it is now constructing to treat NDMA plus additional VOC treatment, and 3) for the future costs of treatment. It intends to pursue this action if a Definitive Agreement is not reached.

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

     As of August 31, 2001, Aerojet had total reserves of $302 million for costs to remediate the Sacramento and San Gabriel Valley Basin sites and has recognized $199 million for probable future recoveries. These estimates are subject to change as work progresses, additional experience is gained and environmental standards are revised. In addition, legal proceedings to obtain reimbursements of environmental costs from insurers are continuing.

     Lawrence, Massachusetts

     The Company has studied remediation alternatives for its closed Lawrence, Massachusetts facility, which was contaminated with PCBs, and has begun site remediation and off-site disposal of debris. The Company has a remaining reserve of $14 million as of August 31, 2001 for estimated decontamination and long-term operating and maintenance costs of this site. The reserve represents the Company’s best estimate for the remaining remediation costs. Estimates of future remediation costs could range as high as $37 million depending on the results of future testing, and the ultimate remediation alternatives undertaken at the site. The time frame for remediation is currently estimated to range from four to nine years.

     El Monte, California

     On December 21, 2000, Aerojet received an order from the Los Angeles Region office of the California Regional Water Quality Control Board requiring a work plan for investigation of Aerojet’s former El Monte facility. On January 22, 2001, Aerojet filed an appeal of the order with the Board asserting selective enforcement. The appeal is in abeyance pending negotiations with the Board. In March 2001, Aerojet submitted a limited work plan to the Board in light of the Board’s failure to adequately seek similar investigations by lessees and owners of the facility following Aerojet’s ownership. On February 21, 2001, Aerojet received a general notice letter from U.S. EPA Region IX naming Aerojet as a PRP to the South El

Monte Operable Unit of the San Gabriel Valley Superfund site. Aerojet continues to negotiate with the Regional Board for a limited investigation of this former facility.

     Other Sites

     The Company is also currently involved, together with other companies, in approximately 21 other Superfund and non-Superfund remediation sites. In many instances, the Company’s liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company’s involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company’s experience, interim and final allocations of liability costs are generally made based on relative contributions of waste. Based on the Company’s previous experience, its allocated share has frequently been minimal, and in many instances, has been less than one percent. The Company has reserves of approximately $21 million as of August 31, 2001 which it believes are sufficient to cover its best estimate of its share of the environmental remediation costs at these other sites. Also, the Company is seeking recovery of its costs from its insurers.

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

     Other Legal Matters

     Olin Corporation

     In August 1991, Olin Corporation (Olin) advised GenCorp that it believed GenCorp to be jointly and severally liable for certain Superfund remediation costs, estimated by Olin to be $70 million, associated with a former Olin manufacturing facility and waste disposal sites in Ashtabula County, Ohio. In 1993, GenCorp sought declaratory judgment in the United States District Court for the Northern District of Ohio that the Company is not responsible for environmental remediation costs. Olin counterclaimed seeking a judgment that GenCorp is jointly and severally liable for a share of remediation costs. In late 1995, the Court hearing on the issue of joint and several liability was completed, and in August 1996 the Court held hearings relative to allocation. At its request, in 1998, the Court received an additional briefing regarding the impact of the U.S. Supreme Court’s decision in Best Foods which the Company believes definitively addresses many issues in this case in its favor. Another hearing relative to liability and allocation was held on January 11, 1999. The Court rendered its interim decision on liability on August 16, 1999, finding GenCorp 30 percent liable for remediation costs at “Big D Campground” landfill and 40 percent liable for remediation costs attributable to the Olin TDI facility with regard to the Fields Brook site. Phase III proceedings on the allowability of those remediation costs were completed in July 2001, and a final order could be received prior to the end of 2001. Upon issuance of the final order, the matter will be ripe for appeal.

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

Note K — New Accounting Pronouncements

     In June 2001, the Financial Accounting Standard Board issued two new pronouncements: Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141) and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141, which is effective for acquisitions initiated after June 30, 2001, prohibits the use of the pooling-of-interest method for business combinations and establishes the accounting and financial reporting requirements for business combinations accounted for by the purchase method. SFAS 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that, although most other intangible assets will continued to be amortized, goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS 142 is effective for fiscal periods beginning after December 15, 2001. Early adoption is permitted. Existing goodwill will continue to be amortized through the remainder of fiscal 2001 and, unless the Company elects to early adopt, fiscal 2002, at which time amortization will cease and the Company will perform a transitional goodwill impairment test. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets.

     In July 2001, the Financial Accounting Standards Board voted to issue Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 requires the Corporation to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and is effective for the Corporation’s fiscal year beginning December 1, 200. Management is in the process of evaluating the impact this standard will have on the Corporation’s consolidated financial statements.

Note L — Derivative Financial Instruments

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.133, “Accounting for Derivative Instruments and Hedging Activities”, (SFAS 133) which, for the Company, was effective December 1, 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at fair value. The statement also requires that changes in the derivative’s fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS 133 did not have a material effect on the financial statements, since the Company historically has not generally invested in derivative instruments or routinely engaged in hedging activities.

Note M — Subsequent Event

     On September 24, 2001, the Company announced a restructuring of its corporate headquarters, including a voluntary early retirement program (VERP) offered to eligible employees. The company anticipates that this restructuring will result in a $6 to $8 million pretax charge in the fourth quarter of 2001 and reduce annual corporate expenditures by approximately $3 million beginning in fiscal year 2002. The Company has reserved the right to not proceed with the restructure if the EIS Transaction does not close by December 1, 2001.

Note N — Segment Information

(Dollars in millions)	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2001	2000	2001	2000

Net Sales:

Aerospace, defense and fine chemicals	$166	$145	$521	$414

GDX Automotive	190	115	598	356

Total	356	260	1,119	770

Income:

Aerospace, defense and fine chemicals	24	29	71	73

GDX Automotive	(2)	4	2	20

Restructuring Charge	—	—	(19)	—

Unusual items	—	—	(9)	—

Segment Operating Profit	22	33	45	93

Interest expense	(10)	(5)	(28)	(12)

Corporate other income (expense)	(2)	(3)	(7)	(3)

Corporate expenses	(2)	—	(3)	(3)

Foreign currency transaction gain	—	—	11	—

Unusual items	—	6	1	5

Income before income taxes and cumulative effect of a change in accounting principle	8	31	19	80

Income tax (benefit) provision	(3)	(12)	6	(32)

Income before cumulative effect of a change in accounting principle	$5	$19	$25	$48

     GDX Automotive’s segment assets increased by more than $300 million compared to the amount reported in the November 30, 2000 annual report on Form 10-K due to the acquisition of Draftex (Note D).

     No unusual items were recognized in the Company’s results of operations for the third quarter of 2001. During the third quarter of 2000, the Company recognized an unusual gain of $5 million from the sale of an equity interest in Aerojet Fine Chemicals, and a net $1 million gain from other unusual items.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Results of Operations

     Third quarter 2001 earnings decreased to $5 million or $0.12 per diluted share compared to third quarter 2000 earnings, excluding unusual items, of $15 million or $0.37 per diluted share. Revenues for the third quarter 2001 increased by 37%, to $356 million over third quarter 2000 revenues of $260 million. Revenues for both of GenCorp’s Aerospace, Defense and Fine Chemicals and GDX Automotive segments were up significantly. Operating profit was $22 million for the quarter as compared to $33 million for third quarter 2000, with decreases recorded in both of the Company’s segments.

Aerospace, Defense and Fine Chemicals

     The aerospace, defense and fine chemicals business segment’s net sales for the quarter increased $21 million to $166 million compared to $145 million for the comparable period in 2000. Operating profit for the quarter was $24 million versus $29 million for third quarter 2000. For the nine months ended August 31, 2001, sales increased to $521 and operating profit was $71 million as compared to sales and operating profit of $414 million and $73 million, respectively for the same period in the prior year. Increased revenues from the SBIRS program, Titan and Delta rocket programs, and the Advanced Technology Microwave Sounder (ATMS) Program accounted for the majority of the increase, partially offset by lower revenues from the pharmaceutical fine chemicals business. Operating profit was favorably impacted by the performance at the defense business unit, offset by a loss for the pharmaceutical fine chemicals business. Aerojet would have exceeded last year’s operating profit but for losses at the pharmaceutical fine chemicals business, which were due primarily to the slip of certain product deliveries that will carry over to the fourth quarter of 2001 or fiscal year 2002. The Company is currently reviewing various strategic alternatives related to the pharmaceutical fine chemicals business, in addition to the corrective actions taken earlier in the year.

     Significant contract awards during the quarter included: an award to build cooling systems for sensors on certain missiles used by the U.S. Navy; an award to develop variable thrust motors for the U.S. Army’s NetFire Missiles; a contract for warheads for the TOW 2A anti-tank weapon; and, an award to develop motors for the U.S. Army’s compact kinetic energy missile. During the quarter, Aerojet booked contract award funding of $91 million with contract backlog at August 31, 2001 totaling $1.0 billion.

     Operational highlights for the quarter at Aerojet included the successful intercept of a target moving at more than 15,000 miles per hour by an Exoatmospheric Kill Vehicle (EKV) at an altitude of approximately 140 miles over the Pacific Ocean. Aerojet’s liquid-propellant Divert and Attitude Control System (DACS) guided the EKV. The test was conducted as part of the country’s efforts to develop a national missile defense system. In addition, Aerojet successfully test-fired a full-scale 67-foot demonstration solid rocket motor at thrust levels ranging from 285,000 to 390,000 pounds in late August. Verification of this motor paves the way for its use on space launch systems beginning with Lockheed Martin’s Atlas V, which supports the U.S. Air Force Evolved Expendable Launch Vehicle (EELV) Program.

GDX Automotive

     On December 29, 2000 the Company acquired all of the outstanding stock of The Laird Group’s Draftex International Car Body Seals Division (Draftex) for cash consideration of approximately $209 million. The purchase price is preliminary and will be adjusted as a result of certain working capital adjustments provided for in the purchase agreement currently under negotiation with the seller. Draftex is now part of the

Company’s GDX Automotive business segment and adds 11 manufacturing plants in six countries including Spain, France, Germany, Czech Republic, China, and the United States. The acquisition was accounted for under the purchase method of accounting and the excess of cost over the fair value of the net assets acquired is being amortized on a straight-line basis over a twenty year period. The initial allocation of the purchase price includes a preliminary reserve for exit costs including involuntary employee terminations and relocation costs of approximately $25 million of which approximately $2 million has been incurred to date. Negotiations with the seller have not been settled and have been placed into arbitration for resolution. The final allocation of the purchase price is expected to be made in late 2001 after arbitrated negotiations have been settled and the exit plan for certain facilities is finalized. The Company’s results of operations include the operating results of Draftex since the date of acquisition.

     Net sales for the Company’s GDX Automotive segment increased 65 percent to $190 million for third quarter 2001, versus $115 million for third quarter 2000. For the nine months ended August 31, 2001, sales increased to $598 million from $356 million for the nine months ended August 31, 2000. The increase in sales was due primarily to the acquisition of Draftex, partially offset by lower volumes in the segment’s base North American business.

     A third quarter 2001 operating loss of $2 million was recorded by the segment, versus operating profit of $4 million in the third quarter of 2000. Operating profit for the nine months ended August 31, 2000 decreased to $2 million compared to $20 million in the prior year. The decrease in operating profit was due to pricing and volume pressures, a negative influence from the Volkswagen strike in Mexico, labor inefficiencies relating primarily to the new 2002 Ford Explorer, decline in production at the Berger, Missouri plant due to OEM reductions in the production of sedans, increased employee health care costs and higher utility costs. Overall, volumes for light trucks and sport utility vehicles have remained relatively stable but build rates have declined for certain passenger cars for which GDX Automotive supplies parts.

     As part of its recovery plan, GDX Automotive continues to focus on cost reduction actions, productivity improvements and realization of cost saving synergies from the Draftex acquisition. The closures of its Marion, Indiana and Ballina, Ireland manufacturing plants, under the previously announced restructuring (see below), are proceeding according to plan. The closure of the Ballina plant is essentially complete and the Marion closure is now expected to be complete by year-end rather than carry into the first quarter of 2002.

Liquidity and Capital Resources

     Net cash used in operating activities for the first nine months of fiscal 2001 was $44 million as compared to $4 million for the first nine months of 2000. The increased use of cash by operating activities primarily reflects the pay down of accounts payable and other current liabilities assumed as part of the Draftex acquisition as well as decreased net income from Aerojet Fine Chemicals and GDX Automotive.

     For the first nine months of 2001, cash used in investing activities of continuing operations was $203 million compared to $34 million in the same period in 2000. 2001 cash flow from investing activities primarily included $179 million cash paid, net of cash acquired for the Draftex Acquisition and capital expenditures of $29 million. Cash flow from investing activities in the first nine months of 2000 included capital expenditures of $59 million and cash received from the sale of a minority interest in Aerojet Fine Chemicals of $25 million. The significant reduction in capital expenditures reflects the completion of major infrastructure expansion at the Company’s pharmaceutical fine chemicals business unit, completion of the Space Based Infrared System (SBIRS) Payload Test Facility and management initiatives to reduce capital expenditures.

     Financing activities provided $266 million of cash during the nine-month period ended August 31, 2001 compared to $38 million during the same period in 2000. The increase was due primarily to borrowings under the new debt agreement used to finance the purchase of Draftex and cash requirements for the integration and restructuring of the Draftex acquisition and GDX Automotive business.

     On April 20, 2001, the Company announced that Aerojet had signed a definitive agreement to sell its Electronic and Information Systems (EIS) business to Northrop Grumman Corporation for $315 million in cash. Net proceeds from the sale are expected to be approximately $225 million. The EIS business had revenues of $323 million in fiscal year 2000. The sale, which is subject to government approvals, is expected to close before the end of fiscal year 2001. Northrop Grumman will acquire the assets of EIS operations in Azusa, California, and in Boulder and Colorado Springs, Colorado, and the EIS employees will transfer to Northrop Grumman. The sale of Aerojet’s EIS business will strengthen GenCorp’s balance sheet, allow the Company to pay down existing debt, gives the Company the ability to more readily access the capital markets and grow its other businesses.

     On September 25, 2001, the Company announced that the U.S. Environmental Protection Agency has concluded that approximately 3,200 acres of the Company’s property at Aerojet’s Sacramento, California site is free of contamination and should be removed from restraining superfund restrictions. On the same date, the agency filed an agreement to remove this property from the restrictive Superfund site designation with the Federal District Court in Sacramento. The agreement will require modification of the existing Partial Consent Decree after a 30-day public comment period and public hearing in Sacramento. The carve-out of this property from the Superfund order will enable the Company to continue efforts directed at development of this property. It is situated along the major Highway 50 corridor in East Sacramento, which is among the top ten fastest growth and investment regions in the nation. The property is ideally suited for office, commercial and light industrial uses. All 3,200 acres is zoned for multiple uses, and much of it is already entitled. Under the agreement GenCorp will provide a $75 million guarantee to assure remediation activities at the Sacramento site are fully funded.

     On December 28, 2000, the Company entered into a new $500 million senior credit facility (the New Facility). The New Facility was used primarily to finance the acquisition of the Draftex business and replaced the previous Credit Facility. The New Facility consists of a $150 million revolving loan (Revolver) and a $150 million term loan (Term A Loan) expiring December 28, 2005 and a $200 million term loan (Term B Loan) expiring December 28, 2006. Effective August 31, 2001, the Company amended the New Facility. Key provisions of the amendment include: A transfer of outstanding balances of $13 million from the Revolver and $52 million from the Term A Loan to the Term B Loan; a provision to allow unsecured guarantee obligations in favor of the U.S. EPA for up to $100 million; and revisions to certain financial covenants including the leverage ratio and the interest coverage ratio. The Term B Loan must be repaid upon close of the sale of the EIS business (Note D). The Company was in compliance with the restrictive covenants of the New Facility, as amended, as of August 31, 2001.

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

     The restructuring charge includes approximately $14 million in cash charges primarily related to severance and employee benefit costs. The balance of the restructuring charge relates to non-cash charges primarily for estimated losses on the disposition of plant assets. The company expects to complete the majority of the restructuring program by the end of fiscal year 2001. Cash expenditures for restructuring costs during 2001 amounted to $4 million. Cash outflows are not expected to have a material adverse effect on the Company’s liquidity.

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

     The nature of environmental investigation and cleanup activities often makes it difficult to determine the timing and amount of any estimated future costs that may be required for remedial measures. However, the Company reviews these matters and accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and the amount of the liability (usually based upon proportionate sharing) can be reasonably estimated. The Company’s Condensed Consolidated Balance Sheet as of August 31, 2001 reflects accruals of $337 million and amounts recoverable of $199 million from the United States Government and other third parties for such costs.

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

Adoption of the Euro

     The Company is continually evaluating the impact of the adoption of the Euro on its existing and recently acquired foreign subsidiaries. The Company believes its subsidiaries will complete their transition to the Euro by December 1, 2001 and that the adoption of the Euro by the European Economic Community will not have a material impact on the Company’s international businesses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in interest rates on long-term debt obligations. The Company’s policy is to manage its interest rate exposures through the use of a combination of fixed and variable rate debt. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. The majority of the Company’s notes payable and long-term debt of $481 million matures in the year 2006 and had an average variable interest rate of 8.03 percent as of August 31, 2001. A one percentage point change in the interest rate on the Company’s long term debt would have impacted interest expense in the first nine months of fiscal 2001 by approximately $3 million.

     With the addition of Draftex in 2001, the Company conducts significant business in foreign countries. However, foreign currency transaction gains and losses were not material to the Company’s results of operations for the three months and nine months ended August 31, 2001. Accordingly, the Company does not anticipate that it will be subject to material foreign currency transaction gains and losses with respect to future transactions from its foreign subsidiaries in the remainder of fiscal year 2001.

     The Company entered into forward currency exchange contracts in connection with the Draftex acquisition in the first nine months of 2000, resulting in foreign currency transaction gains of approximately $11 million. As of August 31, 2001, there are no significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates outstanding. The Company is evaluating the future use of such financial instruments.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Information concerning legal proceedings, including proceedings relating to environmental matters, which appears in Note J beginning on page 10 of this report is incorporated herein by reference.

     Bowers, et al. v. Aerojet-General Corporation, et al.

     This “toxic tort” action was filed on May 18, 2001 in Los Angeles County Superior Court, Case No. BC250817, on behalf of approximately 27 plaintiffs against approximately 30 manufacturing companies including Aerojet and GenCorp. It includes no water purveyor defendants. It alleges personal injury claims for negligence, battery and wrongful death arising from groundwater contamination. Aerojet and GenCorp were served on July 17, 2001.

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

     GenCorp prevailed in a similar class action filed in 1995, arising at its Wabash, Indiana location. Divine, et al. v. GenCorp. Inc., U.S.D.C., N.D. Ind., Case No. 96-CV-0394-AS, but a Motion to Dismiss on res judicata grounds was recently denied. GenCorp does not believe that this ruling will change the ultimate disposition of the Wotus case.

     The court has ordered discovery regarding the identification of putative class members, followed by non-binding mediation to be completed by November 1, 2001.The GenCorp and OMNOVA insurance carriers have been advised of this litigation and have agreed to reimburse litigation expenses, subject to deductibles, but have asserted a reservation of rights as to damages. OMNOVA has requested indemnification by GenCorp under the terms of the 1999 Spin-Off Agreement, but Gencorp has denied the request.

     Vinyl Chloride Conspiracy Cases

     Following an “investigative” report published in the Houston Chronicle on November 29, 1998 a “toxic tort” lawsuit was filed against GenCorp and 39 other chemical companies and trade association co-defendants in Common Pleas Court for Ashtabula County, Ohio, McKinley, et al. v. GenCorp Inc., et al. Case No. 98CV00797. The complaint was filed by the heirs of a former production employee at GenCorp’s former polyvinyl chloride (PVC) resin facility in Ashtabula, Ohio and GenCorp was served on December 21, 1998. GenCorp, as the former employer, is alleged to have intentionally exposed the decedent to vinyl chloride (VC), a building block compound for PVC that is listed as a carcinogen by certain government agencies. The alleged exposure is claimed to have resulted in fatal liver damage. Plaintiffs also allege that all of the co-defendants engaged in a conspiracy to suppress information regarding the carcinogenic risk of VC to industry workers, despite the fact that OSHA has strictly regulated workplace exposure to VC since 1974. GenCorp settled the claims against it in May 2001, under favorable terms, and the remaining co-defendants settled all claims in September 2001.

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

     On July 20, 2000, GenCorp was served with another “vinyl chloride (VC) conspiracy suit” by an employee of a Delaware PVC manufacturer, Zerby v. Allied Signal, Inc., et al., New Castle County Superior Court (Wilmington, DE), (Case No. OOC-07-68 FSS). Three similar actions, Staples et al. v. Dow Chemical Co., et al., Brazoria County District Court (Houston), Texas, (Case No. 9673-BH99), Valentine v. PPG Industries, et al., Pickaway County Common Pleas Court (Columbus), Ohio (Case No. 2001 CI121), and Bogner, et. Ux. v. AirCo, Inc., et al., Madison County Circuit Court (Peoria), Illinois (Case No.: 01-L-1343) were filed December 5, 2000, May 31, 2001, and September 10, 2001, respectively.

     All of the VC conspiracy cases, Ross, Landon, Tousaint, Bland, Wiefering, Zerby, Staples, Valentine, and Bogner, involve allegations that the co-defendants engaged in a conspiracy to suppress information regarding the carcinogenic risk of VC to industry workers. GenCorp is not alleged to be an employer, VC manufacturer or VC supplier in any of these cases. However, in the Wiefering and Zerby cases, GenCorp is erroneously alleged to be the successor to the Great American Chemical Corp., and has moved to dismiss those false allegations.

     GenCorp has notified its insurers of all of these claims and is vigorously defending its actions.

Item 5. Other Information

     On September 24, 2001, the Company announced that Terry Hall, Senior Vice President and Chief Financial Officer, has been promoted to the position of Chief Operating Officer of the Corporation. He will continue to report to Bob Wolfe, GenCorp Chairman, Chief Executive Officer and President, who has expressed a desire to retire at the end of 2003. In a second management move, Yasmin Seyal, Corporate Treasurer, has been promoted to Senior Vice President, Finance and will serve as acting Chief Financial Officer, also reporting to Wolfe.

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits

Table		Exhibit
Item No.	Exhibit Description	No.

4	Amendment No. 2 to Credit Agreement, Amendment No. 2 to Post Closing Agreement, Amendment No. 1 to Collateral Agreements, and Limited Waiver dated August 31, 2001 between the Company and Bankers Trust Company as a Lender and as Administrative Agent for the Lenders (“Administrative Agent”), and the other Lenders signatory to the Credit Agreement	4.1

     b) Reports on Form 8-K

On September 17, 2001, the Company filed an 8-K incorporating its press release dated September 17, 2001, announcing that: The Company had reached an agreement with the U.S. EPA to remove 3,200 acres of property at its Sacramento Aerojet facility from the Superfund site designation; GenCorp will be restructuring its Corporate Headquarters; and that the Company expects third quarter earnings to fall short of analysts’ consensus expectations.

On September 25, 2001, the Company filed an 8-K incorporating its press releases dated September 24, 2001 (2) and September 25, 2001, announcing notification that the U.S. EPA had intended to file and did file an agreement to carve out 3,200 acres of clean land from the Aerojet Sacramento Superfund designation with the Federal District Court in Sacramento on September 25, 2001, and announcing that Terry Hall, Senior Vice President and Chief Financial Officer has been promoted to the position of Chief Operating Officer of the Corporation and that Yasmin Seyal, Corporate Treasurer, has been promoted to Senior Vice President, Finance, and will serve as acting Chief Financial Officer.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENCORP INC.

Date	October 8, 2001	By /s/ Terry L. Hall

Terry L. Hall Senior Vice President and Chief Operating Officer (Principal Financial Officer during the Quarter ended August 31, 2001)

Date	October 8, 2001	By /s/ William R. Phillips

William R. Phillips Senior Vice President, Law; General Counsel and Secretary (Duly Authorized Officer)