Form 10-K
period 2001-11-30
GENCORP INC
filed 2002-03-06
CIK 40888

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

For the fiscal year ended November 30, 2001        Commission File Number 1-1520

                                  GENCORP INC.
             (Exact name of registrant as specified in its charter)

                     OHIO                                        34-0244000
           (State of Incorporation)                 (I.R.S. Employer Identification No.)

             HIGHWAY 50 AND AEROJET ROAD
             RANCHO CORDOVA, CALIFORNIA                                   95670
(Address of registrant's principal executive offices)                   (Zip Code)
                   P.O. BOX 537012
               SACRAMENTO, CALIFORNIA                                   95853-7012
                  (Mailing Address)                                     (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (916) 355-4000

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                         ON WHICH REGISTERED
-------------------                                        ---------------------
  Common stock, par value of $0.10 per share                New York and Chicago

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K section 229.405 is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 11, 2002 was $475,872,320.

     As of February 11, 2002, there were 43,108,412 outstanding shares of the Company's Common Stock, $0.10 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 2002 Proxy Statement of GenCorp Inc. are incorporated into
Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  GENCORP INC.

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2001

                               TABLE OF CONTENTS

   ITEM
  NUMBER                                                                 PAGE
  ------                                                                 ----
                                      PART I
     1     Business....................................................     1
     2     Properties..................................................     9
     3     Legal Proceedings...........................................    10
     4     Submission of Matters to a Vote of Security Holders.........    18
           Executive Officers of the Registrant........................    18

                                     PART II
     5     Market for Registrant's Common Equity and Related
             Stockholders' Matters.....................................    21
     6     Selected Financial Data.....................................    22
     7     Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................    23
    7A     Quantitative and Qualitative Disclosures About Market
             Risk......................................................    36
     8     Consolidated Financial Statements and Supplementary Data....    37
     9     Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................    37

                                     PART III
    10     Directors and Executive Officers of the Registrant..........    80
    11     Executive Compensation......................................    80
    12     Security Ownership of Certain Beneficial Owners and
             Management................................................    80
    13     Certain Relationships and Related Transactions..............    80

                                     PART IV
    14     Exhibits, Financial Statement Schedules and Reports on Form
             8-K.......................................................    80
           Signatures..................................................    82
           Index to Consolidated Financial Statements and Financial
             Statement Schedules.......................................  GC-1
           Exhibit Index...............................................     i

                                     PART I

ITEM 1.  BUSINESS

     GenCorp Inc. (hereinafter the Company or GenCorp) was incorporated in Ohio in 1915 as The General Tire & Rubber Company (General Tire & Rubber). The Company's continuing operations are organized into three segments: GDX Automotive, Aerospace and Defense, and Fine Chemicals. The GDX Automotive segment is a major automotive supplier, engaged in the development, manufacture and sale of highly-engineered, extruded and molded rubber and plastic sealing systems for vehicle bodies and windows for automotive original equipment manufacturers. The Aerospace and Defense segment includes the Company's wholly-owned subsidiary, Aerojet-General Corporation (Aerojet), which plays a leading role in the development and production of solid and liquid rocket propulsion systems and related defense products and services. This segment also includes the Company's real estate business. The Fine Chemicals segment consists of the operations of Aerojet Fine Chemicals LLC (Fine Chemicals or AFC), which supplies special intermediates and active pharmaceutical ingredients primarily to commercial customers in the pharmaceuticals industry.

     In January 2002, the Company became aware of certain potential accounting issues at two of its GDX Automotive manufacturing plants in North America. The Company promptly notified both its Audit Committee and its independent accountants. Under the direction and oversight of the Audit Committee and with the assistance of outside legal advisors and accounting consultants, the Company conducted an inquiry into these and related accounting issues as well as a more complete evaluation of accounting practices and internal control processes throughout the Company. As a result of this process, due primarily to activities at one GDX Automotive manufacturing plant, the Company is, by means of this filing, restating its previously issued financial statements for the years ended November 30, 2000 and November 30, 1999. See also Note 2 in Notes to Consolidated Financial Statements in Part II, Item 8 of this report. Unaudited quarterly financial information for the year ended November 30, 2000 and the first three quarters of the year ended November 30, 2001, as shown in Note 12 in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report, is also being restated by means of this filing.

     The effect of the Company's revisions will be to reduce the Company's income from continuing operations and diluted earnings per share from continuing operations, respectively, from $55 million and $1.31 to $52 million and $1.23 for the year ended November 30, 2000 and from $46 million and $1.09 to $45 million and $1.07 for the year ended November 30, 1999. The effect of the revisions on the net income for the nine months ended August 31, 2001 was to reduce net income from $25 million to $22 million and decrease basic and diluted EPS from $0.59 to $0.52. The effect of the revisions on the Company's Consolidated Balance Sheets as of November 30, 2000 resulted in an increase in assets of $1 million and an increase in liabilities of $10 million and, as of November 30, 1999, assets were increased $2 million and liabilities increased $6 million. The balance of retained earnings as of December 1, 1998 decreased $5 million. The revisions primarily arise from the correction of (i) certain balance sheet and income statement items, which among other things, relate to the accounting for customer-owned tooling, inventories and recognition of liabilities at one of the Company's GDX Automotive manufacturing plants that the Company has determined were not properly recorded in the Company's books and records; and (ii) an oversight in collecting data for the calculation for certain postretirement benefit liabilities at one of GDX Automotive's non-U.S. facilities in the year ended November 30, 1996, with no material impact on fiscal years 1998 and 1997. At the direction of the Audit Committee of the GenCorp Board of Directors, the Company is in the process of implementing certain enhancements to its financial organization, systems and controls primarily at its GDX Automotive segment in response to issues raised by the restatement and identified by the Company's independent accountants as material weaknesses.

     Unless otherwise expressly stated, all financial information in this Annual Report on Form 10-K is presented inclusive of these revisions.

     In December 2001, the Company completed the reacquisition of a 40 percent ownership position in AFC from NextPharma Technologies USA Inc. (NextPharma) for approximately $25 million, including $13 million in cash and the return of GenCorp's interest in NextPharma's parent company. The acquisition agreement also contains a provision for a contingent payment of up to $12 million in the event of a disposition of AFC within two years of the reacquisition. NextPharma acquired its 40 percent ownership position in AFC in June 2000. AFC is now once again a wholly-owned subsidiary of GenCorp and has reassumed responsibility for sales, marketing and customer interface activities previously performed by NextPharma. See "Results of Operations -- Fine Chemicals Segment" under Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in Part II, Item 7 of this report, for additional information related to a personal investment by GenCorp's Chairman and Chief Executive Officer, Robert A. Wolfe, in NextPharma's parent company, NextPharma Technologies S.A. See also Notes 1(a), 1(o), and 16 under Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information related to this transaction.

     In November 2001, Aerojet completed the sale of approximately 1,100 acres of property in Eastern Sacramento County, California, for $28 million. The property lies outside of the Aerojet federal Superfund site boundaries and is not a part of the approximately 2,600 acres of land that are expected to be carved out of the Superfund site designation under an agreement with federal and state government regulators (see discussion below). A $23 million pre-tax gain resulted from the land sale transaction. See also Note 11 in Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

     In October 2001, Aerojet completed the sale of its Electronic and Information Systems (EIS) business to Northrop Grumman Corporation (Northrop Grumman) for $315 million in cash, subject to certain working capital adjustments as defined in the agreement. In December 2001, Northrop Grumman proposed significant adjustments which would require that Aerojet make a purchase price reduction of approximately $42 million. Aerojet disagrees with Northrop Grumman's proposed balance sheet adjustments on the basis that they are inconsistent with the Asset Purchase Agreement (APA). The proposed adjustments are subject to arbitration. Included in the sale were EIS operations in Azusa, California and in Boulder and Colorado Springs, Colorado. The EIS business employed 1,234 people at these locations. Following the sale, Aerojet retained pre-closing environmental liabilities for the EIS business, but continues to recover a portion of these environmental costs in accordance with its agreement with the U.S. Government. These recoveries will be made for a substantial number of years as provided in the APA and an advance agreement with the government.

     In addition, Aerojet has provided $49 million in cash ($8 million of which was paid in fiscal 2002) and GenCorp has guaranteed another $25 million toward remediation of the United States Environmental Protection Agency's (EPA) Baldwin Park Operable Unit in the San Gabriel Valley where the EIS Azusa facility is located. The EIS business had revenues of approximately $398 million and pre-tax income of approximately $30 million for the period December 1, 2000 through October 19, 2001.

     On September 25, 2001, the EPA filed with the United States District Court in Sacramento an agreement with Aerojet to modify a Partial Consent Decree (PCD) to carve out a significant quantity of land from the Aerojet Sacramento Superfund site designation. A public comment period has been completed. On March 1, 2002, the agencies filed the motion to approve the modification to the PCD carving out approximately 2,600 acres of land, and management expects the United States District Court to approve the modification in due course. See also Note 9(c) in Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

     In September 2001, in an effort to reduce annual corporate expenses, the Company announced a restructuring of its corporate headquarters. The restructuring was accomplished through a Voluntary Enhanced Retirement Program
(VERP) and resulted in a pre-tax charge to expense of $10 million in the fourth quarter of fiscal year 2001. For additional information see "Executive Officers of the Registrant" at the end of Part I of this report.

     During 2001, as part of a restructuring of its operations, GDX Automotive opened a new manufacturing facility in New Haven, Missouri and expanded its facility in St. Nicholas, France. During the same period it closed three of its manufacturing facilities in Marion, Indiana, Ballina, Ireland, and Gruchet, France, and consolidated portions of its manufacturing facilities in Chartres, France, and Viersen, Germany. A fourth facility in Berger, Missouri is scheduled to be closed in 2002. This restructuring has achieved headcount reductions of approximately 1,300 people, including temporary employees. During the fourth quarter of fiscal year 2001, the President of the GDX Automotive business unit left the Company, and the Company's Chief Operating Officer, Terry L. Hall, assumed that role on an interim basis.

     In December 2000, the Company completed the acquisition of various companies comprising the Draftex International Car Body Seals Division of The Laird Group Public Limited Company (The Laird Group) in the United Kingdom (Draftex). Draftex recognized revenues of $437 million for the year ended December 29, 2000. The sales added by the Draftex acquisition are primarily outside the U.S. At the time of the acquisition, the Draftex business added 5,484 employees for total GDX Automotive employment in December 2000 of 10,584. The purchase price of the Draftex business was $215 million, including cash of $209 million and direct acquisition costs of $6 million. Certain adjustments to the purchase price were in dispute and were decided by an independent arbitrator in February 2002. However, there are further issues impacting the purchase price including the effect of the arbitrator's decision, which have yet to be resolved between the parties. Management believes that resolution of these issues will not have a material impact on the Company's results of operations, liquidity or financial condition. The acquisition included Draftex's Germany-based worldwide headquarters and International European Technical Center, and 11 manufacturing plants in Germany, France, Czech Republic, Spain, China and the U.S.

     In October 1999, the Company completed a spin-off of its decorative & building products and performance chemicals businesses as a separate, publicly-traded company named OMNOVA Solutions Inc. (OMNOVA). The spin-off was approved by GenCorp shareholders at a special meeting on September 8, 1999 and by GenCorp's Board of Directors on September 17, 1999. The Board of Directors declared a dividend of one share of OMNOVA common stock for each share of GenCorp common stock held on the September 27, 1999 record date. The dividend distribution was made on October 1, 1999. As a result of the spin-off, the Company moved its corporate headquarters from Fairlawn, Ohio to Sacramento, California.

     The GDX Automotive business traces its origins to the manufacture of automotive window channels by General Tire & Rubber in the 1940's. In 1993, GDX Automotive acquired a minority interest in "Henniges," a German vehicle sealing manufacturer, and in 1994, increased its ownership interest to 100 percent. This acquisition bolstered GDX Automotive's product line and technological capabilities, and provided a geographic diversification into the European markets. The Draftex acquisition, completed in December 2000, further complements the Company's GDX Automotive vehicle sealing business.

     Aerojet was founded in 1942 by Dr. Theodore von Karman and initially produced Jet Assist Take Off (JATO) rockets for military aircraft. General Tire & Rubber, GenCorp's predecessor, became Aerojet's major investor. In the 1950's and 1960's, Aerojet expanded its product line to include small launch vehicles and spacecraft propulsion. Ground systems, ordnance and certain weapons systems were also added to Aerojet's portfolio during this time period, but those products were sold to the Olin Corporation (ordnance) in 1994 and as part of the recent sale of the EIS business to Northrop Grumman in October 2001. Aerojet also expanded its product line to include pharmaceutical fine chemicals, which are now produced by AFC.

     A number of design and development centers at GenCorp's businesses focus on specific areas and each plant has dedicated engineering services. Information relating to research and development expense is set forth in Note 1(j) in Notes to Consolidated Financial Statements and incorporated herein by reference.

     The Company licenses technology and owns patents, which expire at various times, relating to its businesses. The loss or expiration of any one or more of them would not materially affect the business of the Company or any of its segments. Important trademarks of the Company are registered in its major marketing areas.

     Although GenCorp's business is not seasonal in the traditional sense, Aerospace and Defense and Fine Chemicals revenues and earnings have tended to concentrate to some degree in the fourth quarter of each year reflecting delivery schedules associated with the mix of contracts in those businesses. The timing of production and certain contract deadlines can affect the reported results for a quarter. GDX Automotive revenues and earnings have tended to concentrate to some degree in the second and fourth quarters of the Company's fiscal year, generally as a consequence of seasonality in the automotive industry's build schedules and in response to customers' preparation for annual model changes.

     Compliance with laws and regulations relating to the discharge of materials into the environment or the protection of the environment continues to affect many of the Company's operating facilities. A discussion of capital and non-capital environmental expenditures incurred in 2001 and forecasted for 2002 for environmental compliance is included under the heading Environmental Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in Part II, Item 7 of this report. Environmental and related legal matters are discussed in MD&A, which is included in Part II, Item 7 of this report, and in Notes 9(b) and 9(c) in Notes to Consolidated Financial Statements, incorporated herein by reference.

     As of November 30, 2001, the Company employed 10,877 persons. GenCorp's principal executive offices are located at Highway 50 and Aerojet Road, Rancho Cordova, California 95670. The Company's mailing address is P.O. Box 537012, Sacramento, California 95853-7012. Its telephone number is (916) 355-4000. Financial information relating to the Company's business segments appears in MD&A included in Part II, Item 7 of this report and incorporated herein by reference.

     Approximately 60 percent of the Company's employees are covered by collective bargaining or similar agreements. Of the covered employees, approximately seven percent are covered by collective bargaining agreements that are due to expire within one year. A protracted work stoppage in the Company's facilities or those of a major automotive customer could adversely affect the Company's results of operation, liquidity or financial condition.

GDX AUTOMOTIVE

     Revenues from the Company's GDX Automotive segment are derived principally from the development, manufacture and sale of highly-engineered, extruded and molded rubber and plastic products for vehicle bodies and window sealing for the original equipment automotive market. These products are designed to prevent air, moisture and noise from penetrating vehicle windows, doors and other openings. GDX Automotive's North American operations primarily produce extruded rubber profiles consisting of a roll-formed steel wire or steel frame surrounded by extruded rubber which is cured, cut and molded to meet customer specifications, with a focus on light trucks and sport utility vehicles (SUVs). GDX Automotive's European operations produce similar products for European automotive assemblers with a focus on the passenger car segment. In addition to vehicle sealing systems, GDX Automotive Europe designs and produces encapsulated glass and molded rubber parts, specializing in products that dampen and isolate vibrations, reduce noise and seal various automotive components.

     As previously described, the Company completed in December 2000, the acquisition of the Draftex business from The Laird Group. The addition of the Draftex business has provided GDX Automotive with a substantially broadened and more diversified customer base and the global manufacturing presence necessary to serve customers around the world. The Company believes that GDX Automotive is now the largest producer of vehicle sealing systems in North America and the second largest producer worldwide.

     In North America, the business is focused primarily on the production of components for light trucks such as General Motors' (GM) Silverado and S-10 pick-ups, Ford's F-Series and Ranger pick-ups; sports utility vehicles such as General Motors' Tahoe, Yukon and Blazer models and Ford's Explorer and Expedition models; and crossover vehicles such as Ford's Escape and Mazda's Tribute models as well as the BMW X-5. In Europe, the business focus is on the production of components for luxury vehicles such as Mercedes' C, E and S Classes, the BMW 3 and 5 Series, the Audi A4 and A6 models, the Ford Thunderbird, the Peugeot 206CC, and on higher volume smaller cars such as the Audi A2 and A3 models, the Volkswagen Golf and Passat models, the SEAT Polo, the Ford Focus, the Peugeot T-16 and the Skoda A-4. By focusing attention on these different vehicle segments in North America and Europe, GDX Automotive has become a primary sealing systems provider on 15 of the top 30 best-selling passenger, sports utility, crossover and light truck vehicles in the world.

     During 2001, as part of a restructuring of its operations, GDX Automotive opened a new manufacturing facility in New Haven, Missouri and expanded its facility in St. Nicholas, France. During the same period it closed three of its manufacturing facilities in Marion, Indiana; Ballina, Ireland and Gruchet, France, and consolidated portions of its manufacturing facilities in Chartres, France, and Viersen, Germany. A fourth facility in Berger, Missouri is scheduled to be closed in 2002. This restructuring has achieved headcount reductions of approximately 1,300 people, including temporary employees. During the fourth quarter of fiscal year 2001, the President of the GDX Automotive business unit left the Company, and the Company's Chief Operating Officer, Terry L. Hall, assumed that role on an interim basis.

     Automotive products are sold directly to original equipment manufacturer customers or their suppliers. Customers include the major domestic automobile manufacturers, the loss of one or more of which would have a material adverse effect on the Company's results of operations or financial condition. On a global basis, sales to GM and Ford in 2001 were approximately 17 percent and 13 percent, respectively, of the Company's net sales. GDX Automotive sales in 2001 were $259 million to GM and $188 million to Ford.

     Competition in the vehicle sealing industry is based upon total customer value, a combination of technology, customer service, quality and price. Based on estimated sales, the worldwide vehicle sealing market was approximately $3.8 billion in 2001. Four companies, Cooper-Standard, GDX Automotive, BTR/Metzler, and Hutchinson, account for approximately three-quarters of the total market. Raw materials required by this segment are generally in good supply.

     For additional information related to the Company's operating segments and geographic areas of operation see Note 11 in Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

AEROSPACE AND DEFENSE

     Revenues for the Company's Aerospace and Defense segment are derived principally from the development, manufacture and sale by Aerojet of propulsion systems for space and defense systems applications, and armament systems for precision tactical weapons systems and munitions for the government and commercial markets.

     Most of Aerojet's sales are made directly or indirectly to agencies of the U.S. Government pursuant to contracts or subcontracts which are subject to termination for convenience (with compensation) by the U.S. Government in accordance with federal acquisition regulations. Raw materials required by this segment are generally in adequate supply.

     Aerojet's direct and indirect sales to the U.S. Government and its agencies (principally the Department of Defense) were approximately $574 million in 2001, $481 million in 2000, and $519 million in 1999, including sales attributable to Aerojet's former EIS business. Comparable amounts excluding the EIS business were $176 million in 2001, $154 million in 2000 and $193 million in 1999.

     As of November 30, 2001, Aerojet's contract and funded backlogs were approximately $603 million and $366 million, respectively. As of November 30, 2000, excluding programs that were part of the EIS business, contract and funded backlogs were $746 million and $383 million, respectively. The inability of a commercial customer to raise additional required funding accounted for a decrease of $146 million in contract backlog from 2000 to 2001.

     The Aerospace and Defense segment also includes the activities of the Company's real estate business. See discussion below.

  Electronic and Information Systems

     As previously described, Aerojet completed in October 2001 the sale of its EIS business to Northrop Grumman. Included in the sale were EIS operations in Azusa, California and in Boulder and Colorado Springs, Colorado. With the sale, Aerojet has exited the ground systems and smart weapons businesses. The EIS business had revenues of approximately $398 million and pre-tax income of approximately $30 million for the period December 1, 2000 through October 19, 2001.

  Space and Strategic Rocket Propulsion

     Aerojet is a leading producer of both liquid and solid propulsion systems for launch vehicles and strategic systems. Customer applications include liquid engines for expendable and reusable launch vehicles, upper-stage engines, satellite propulsion, large solid boosters and integrated propulsion subsystems. During 2001, Aerojet was awarded research and development contracts for next-generation propulsion systems and technologies by the National Aeronautics and Space Administration (NASA), the U.S. Air Force and several prime contractors.

     Significant programs include the Atlas V Solid Rocket Motor (SRM), Delta II upper stage and post-production support of Titan IV first and second stage liquid engines. NASA's Space Launch Initiative

(SLI) program may provide new opportunities for growth in this business area. During 2001, Aerojet, in a joint venture with the Pratt & Whitney Space Propulsion division of United Technology Corporation's Pratt & Whitney Space Propulsion business unit, was awarded a NASA contract worth $115 million, including options, for next generation liquid-hydrogen booster engine technology development. Other new Aerojet SLI contracts include work on advanced nozzle technology and a peroxide Reaction Control Engine.

  Defense Propulsion and Armaments

     Aerojet's defense propulsion and armaments business continues to focus on "smart" propulsion technology and value-added subsystem solutions. This strategy leverages Aerojet's strength in propulsive controls technology and engineering excellence and has direct application to the military's post-Cold War and Anti-Terrorism doctrine. A recent example is Aerojet's key role on the Ground-Based Midcourse Interceptor program where it is providing critical control systems for multiple stages of the interceptor missile. Other examples include the application of Aerojet's explosively-formed penetrator technology on the U.S. Marine Corps' new shoulder-fired weapon system (Predator) now entering production and development of precision strike weapons to support the U.S Army's Future Combat System (FCS).

     Aerojet provides the titanium forward boom for the F-22 fighter aircraft. This program, which is expected to remain in production for several years, utilizes Aerojet's capability to electron beam weld complex large-scale structures. In addition, Aerojet is a key contractor on the Joint Standoff Weapon (JSOW), Tubular Launched Optically Tracked Wire Guided (TOW) program and the Conventional Air Launched Cruise Missile (CALCM) where it provides the warhead section for these state of the art weapon systems now in production. Aerojet's significant expertise in solid rocket motors and related energetic material chemistry continues to improve its competitive position in the advanced missile propulsion and warhead markets.

  Aerospace and Defense Competition

     Competition, based upon price, technology, quality and service, is intense for all products and services in Aerojet's business and has increased with the continuing consolidation of the industry. There are several other major companies with the technology and capacity to produce most of the products manufactured and sold by Aerojet, and in some areas, the government has its own manufacturing capabilities. As discussed below, Aerojet believes it remains competitive in its markets. Raw materials required by this segment are generally in adequate supply.

     Aerojet has concentrated its efforts over the past several years on obtaining contracts that provide a balance between technology development and long-term production, as well as between space and strategic rocket propulsion and defense propulsion and armament programs. Aerojet competes in both the space and strategic rocket propulsion and the defense propulsion and armaments business areas. In space and strategic rocket propulsion, cost and technical strength are the primary discriminators in the marketplace. Many products in the defense propulsion and armaments market areas tend to be commodities where cost is the primary discriminator; for this reason, Aerojet has focused on the high-value portion of these market areas where technology content and technical performance are predominant.

     Major competitors in liquid propulsion include the Rocketdyne Propulsion and Power unit (Rocketdyne) of the Boeing Space and Communications business, the liquid propulsion operations of the Pratt & Whitney Space Propulsion business unit of United Technologies, and the TRW Propulsion Systems business unit of TRW's Aerospace and Information Systems sector. Major competitors in solid propulsion include Alliant TechSystems, Chemical Systems Division of Pratt & Whitney Space Propulsion and Sequa Corporation's Atlantic Research Corporation. There is a small number of other competitors in both the liquid and solid propulsion product areas.

     Rocketdyne and Alliant TechSystems hold the largest shares of the liquid and solid propulsion markets, respectively, in part by virtue of their incumbent roles on NASA's Space Transportation System (Shuttle) program. Alliant TechSystems acquired this and other programs through the acquisition of the former Thiokol Propulsion business from Alcoa Corporation in 2001.

     Aerojet believes it remains competitive in the propulsion market. Aerojet is successfully developing the world's largest monolithic, solid rocket booster for Lockheed's Atlas V launch vehicle. Aerojet has roles on various missile defense programs including both the Navy Theater Wide and Ground-Based Midcourse Interceptor systems. Also in 2001, through a competitive bidding process, Aerojet was successful in capturing a significant liquid engine development contract from NASA as a part of the Space Launch Initiative. In addition, Aerojet maintains a development role on the Integrated System Test of Air-breathing Rocket (ISTAR) Hypersonic Propulsion Consortium along with Pratt & Whitney Space Propulsion and Rocketdyne. Aerojet also continues its sole source position on the mature Titan IV, Delta II and HAWK programs.

     Aerojet's competitive position is enhanced by the diversity of its technologies and product lines. It is the only company in the propulsion industry capable of designing, developing and manufacturing both large and small liquid and solid rocket propulsion systems and components at a single operating site. These propulsion capabilities are augmented by highly energetic warhead technologies tested at a remote off-site location. Aerojet is regarded as an industry leader in the development and manufacture of explosively-formed projectiles and penetrators.

     Aerojet is also competing in a variety of new development and advanced programs related to defense and space applications, including spacecraft, launch and armament systems. Aerojet believes that its experience in these areas will enable it to continue to participate in the future funding of these or similar programs.

  Real Estate

     In addition to providing centralized oversight of the Company's worldwide real estate portfolio, the Company's real estate business is also responsible for strategic repositioning, development and sale of lands and facilities which are not needed for continuing core business operations. The primary focus of the lease and sale activities is the Aerojet Sacramento site which occupies more than 12,000 acres, approximately 5,000 of which are available for future development including approximately 2,600 acres that are expected to be carved out of the Aerojet Sacramento Superfund designation (see discussion above and in Note 9(c) under Notes to Consolidated Financial Statements included in Part II,
Item 8 of this report). Much of this property is located along a major highway corridor and is zoned for multiple uses, including office, commercial and light industrial. Additional lands are being rezoned for residential uses.

     As previously discussed, Aerojet completed the sale of approximately 1,100 acres of property in Eastern Sacramento County, California, for $28 million in November 2001. A $23 million pre-tax gain resulted from the land sale transaction. For fiscal year 2001, revenues attributable to the Company's real estate business were $36 million and pre-tax profits were $26 million compared to revenues of $6 million and pre-tax profits of $2 million in fiscal year 2000.

     For additional information related to the Company's operating segments and geographic areas of operation see Note 11 in Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

FINE CHEMICALS

     AFC's revenues are derived from the production of difficult to manufacture chemicals that are sold to pharmaceutical manufacturers for use in therapeutic products with applications in areas such as oncology, anti-viral, arthritis, AIDS, neurology and anti-inflammatory treatments. AFC leverages key technologies developed and refined by Aerojet through years of defense contracting. Management believes that AFC's position in this market is derived from its distinctive competencies in handling high energy and toxic chemicals, implementing commercial standards and practices and operating under current Good Manufacturing Practices (cGMP).

     The markets addressed by AFC reflect a trend in the pharmaceuticals industry toward greater outsourcing of the development and manufacture of pharmaceutical chemicals. Further, major pharmaceutical companies are increasingly relying upon suppliers, such as AFC, that possess more integrated capabilities and are able to scale-up and rapidly respond to delivery requirements. AFC's sales are derived primarily from commercial customers in the pharmaceuticals industry and biotechnology firms.

     AFC competes in a very fragmented business area. The total market for the custom manufacture of bulk chemicals for the pharmaceutical industry is estimated at approximately $10 billion. The largest manufacturer has an eight percent market share, 12 companies have a two percent market share and over 53 percent of the revenues are shared by companies, such as AFC, with less than a one percent market share. The business area has a service component as well as a manufacturing component. Once validated on a particular product line, the work tends to be very stable. Approvals and applications to the U.S. Food and Drug Administration often require the chemical contractor to be named. Therefore, the costs of switching contractors can be high. The key performance measurement is on-time delivery. Quality is paramount and is mandated by strict regulatory requirements. AFC competes in several market niche areas, which are all technology driven. AFC has a particular strength in the hazardous chemistry area, an area in which AFC has a limited number of competitors. AFC is the sole supplier at the present time on a number of oncology products that involve handling highly toxic compounds. A majority of AFC's revenues are derived from contracts with a small number of customers, the loss of any one of which could have a material adverse effect on the segment's results of operations.

     In December 2001, the Company completed the reacquisition of a 40 percent ownership position in AFC from NextPharma for approximately $13 million in cash and the return of GenCorp's interest in NextPharma's parent company. The acquisition agreement also contains a provision for a contingent payment of up to $12 million in the event of a disposition of AFC within two years of the reacquisition. NextPharma acquired its 40 percent ownership position in AFC in June 2000. AFC is now once again a wholly-owned subsidiary of GenCorp and has reassumed responsibility for sales, marketing and customer interface activities previously performed by NextPharma. See "Results of Operations -- Fine Chemicals Segment" under MD&A in Part II, Item 7 of this report, for additional information related to a personal investment by GenCorp's Chairman and Chief Executive Officer, Robert A. Wolfe, in NextPharma's parent company, NextPharma Technologies S.A. See also Notes 1(a), 1(o) and 16 under Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information related to this transaction. Another significant event was the completion in November 2001 of a restructuring and "right-sizing" of the AFC workforce to increase operational efficiency and reduce its overhead costs to a level commensurate with its current volume levels. During 2001, AFC reduced its workforce by almost 100 positions or approximately 40 percent of its total workforce.

     For additional information related to the Company's operating segments and geographic areas of operation see Note 11 in Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

ITEM 2.  PROPERTIES

     Significant operating, manufacturing, research, design and/or marketing facilities of the Company are set forth below.

FACILITIES

CORPORATE HEADQUARTERS
GenCorp Inc.
Highway 50 and Aerojet Road
Rancho Cordova, California 95670
Mailing address:
P.O. Box 537012
Sacramento, California 95853-7012

MANUFACTURING/RESEARCH/DESIGN/MARKETING LOCATIONS
GDX AUTOMOTIVE
World Headquarters:                Manufacturing Facilities:  Sales/Marketing/Design and
34975 West 12 Mile Road            Batesville, AR             Engineering Facilities:
Farmington Hills, MI 48331         Beijing, China*            Farmington Hills, MI*
                                   New Haven, MO*             Moenchengladbach,
                                   Chartres, France           Germany*
                                   Corvol, France             Rehburg, Germany
                                   Grefrath, Germany          Wabash, IN
European Headquarters:             St. Nicholas, France
Erkelenzer Strasse 50              Odry, Czech Republic*
41179 Moenchengladbach             Palau, Spain
Germany                            Pribor, Czech Republic*
                                   Rehburg, Germany
                                   Salisbury, NC
                                   Valls, Spain
                                   Viersen, Germany
                                   Wabash, IN
                                   Welland, Ontario, Canada
AEROSPACE AND DEFENSE
Aerojet-General Corporation        Design/Manufacturing       Marketing/Sales Offices:
P.O. Box 13222                     Facilities:                Huntsville, AL*
Sacramento, CA 95813-6000          Jonesborough, TN           Tokyo, Japan*
916/355-1000                       Sacramento, CA             Washington, DC*
                                   Socorro, NM*
FINE CHEMICALS
Aerojet Fine Chemicals LLC         Process Development/       Marketing/Sales
P.O. Box 1718                      Manufacturing Facilities:  Offices:
Rancho Cordova, CA 95741           Sacramento, CA             Sacramento, CA
916/355-1000

---------------

* An asterisk next to a facility listed above indicates that it is a leased property.

     In addition, the Company and its businesses own and lease properties (primarily machinery, warehouse and office facilities) in various locations for use in the ordinary course of its business. Information appearing in Note 9(a) in Notes to Consolidated Financial Statements is incorporated herein by reference.

     During 2001, the Company undertook various restructuring actions that included closing several manufacturing facilities. See MD&A in Part II, Item 7 of this report for additional information.

ITEM 3.  LEGAL PROCEEDINGS

     Information concerning legal proceedings, including proceedings relating to environmental matters, which appears in Notes 9(b) and 9(c) in Notes to Consolidated Financial Statements, is incorporated herein by reference.

                    A. TABLE OF TOXIC TORT LEGAL PROCEEDINGS
                  (*footnotes are listed following the table)

------------------------------------------------------------------------------------
                                                                 RELIEF     CURRENT
   NAME OF COURT/DATE INSTITUTED/PLAINTIFFS/FACTUAL BASES       SOUGHT*     STATUS*
------------------------------------------------------------------------------------
  Adams, Daphne et al. v. Aerojet-General Corporation (AGC),      1           2
  et al., Case No. 98AS01025, Sacramento County Superior
  Court, served 4/30/98
  Plaintiffs are residents (approximately 77) residing in
  the vicinity of defendants' manufacturing facilities.
  Factual Bases: Plaintiffs allege that industrial
  defendants contaminated groundwater provided by the two
  defendant water purveyors as drinking water which
  plaintiffs ingested and that such ingestion has caused
  illness, death, and economic injury.
------------------------------------------------------------------------------------
  +Adams, Robert G., et al. v. AGC, et al., Case No.              1           2
  BC230185, Los Angeles County Superior Court, served
  7/26/00
  Plaintiffs are residents (approximately 45) residing in
  the vicinity of defendants' manufacturing facilities.
  Factual Bases: Plaintiffs allege that industrial
  defendants contaminated groundwater provided by the local
  water purveyors as drinking water which plaintiffs
  ingested and that such ingestion has caused illness,
  death, and economic injury.
------------------------------------------------------------------------------------
  +Adler, et al. v. Southern California Water Company, et         1           2
  al., Case No. BC169892, Los Angeles County Superior Court,
  served 4/27/98
  Plaintiffs are residents (approximately 155) residing in
  the vicinity of defendants' manufacturing facilities.
  Factual Bases: Plaintiffs allege that industrial
  defendants contaminated groundwater provided by one
  defendant water purveyor as drinking water which
  plaintiffs ingested and that such ingestion has caused
  illness, death, and economic injury.
------------------------------------------------------------------------------------
  Allen, et al. v. AGC, et al., Case No. 97AS06295,               1           2
  Sacramento County Superior Court, served 1/14/98
  Plaintiffs are residents (approximately 423) residing in
  the vicinity of defendants' manufacturing facilities.
  Factual Bases: Plaintiffs allege that industrial
  defendants contaminated groundwater provided by the two
  defendant water purveyors as drinking water which
  plaintiffs ingested and that such ingestion has caused
  illness, death, and economic injury.
------------------------------------------------------------------------------------
  +Alexander, et al. v. Suburban Water Systems, et al., Case      1           2
  No. KC031130, Los Angeles County Superior Court, served
  6/22/00
  Plaintiffs are residents (approximately 225) residing in
  the vicinity of defendants' manufacturing facilities.
  Factual Bases: Plaintiffs allege that industrial
  defendants contaminated groundwater provided by the eight
  defendant water purveyors as drinking water which
  plaintiffs ingested and that such ingestion has caused
  illness, death, and economic injury.
------------------------------------------------------------------------------------

                      (table continued on following page)

                  (*footnotes are listed following the table)

------------------------------------------------------------------------------------
                                                                 RELIEF     CURRENT
   NAME OF COURT/DATE INSTITUTED/PLAINTIFFS/FACTUAL BASES       SOUGHT*     STATUS*
------------------------------------------------------------------------------------
  +Alvarado, et al. v. Suburban Water Systems, et al., Case       1           2
  No. KC034953, Los Angeles County Superior Court, served
  5/7/01
  Plaintiffs are residents (approximately four) residing in
  the vicinity of defendants' manufacturing facilities.
  Factual Bases: Plaintiffs allege that industrial
  defendants contaminated groundwater provided by the three
  defendant water purveyors as drinking water which
  plaintiffs ingested and that such ingestion has caused
  illness, death, and economic injury.
------------------------------------------------------------------------------------
  American States Water Company, et al. v. AGC, et al., Case      5           6
  No. 99AS05949, Sacramento County Superior Court, served
  10/27/99
  Plaintiffs are water purveyors operating in the vicinity
  of defendants' manufacturing facilities.
  Factual Bases: Plaintiffs allege they extract and serve
  groundwater that defendants contaminated requiring
  replacement wells, higher operating costs, and defense of
  toxic tort suits.
------------------------------------------------------------------------------------
  +Anderson, Anthony et al. v. Suburban Water Systems, et         1           2
  al., Case No. KC02854, Los Angeles County Superior Court,
  served 11/23/98
  Plaintiffs are residents (approximately 183) residing in
  the vicinity of defendants' manufacturing facilities.
  Factual Bases: Plaintiffs allege that industrial
  defendants contaminated groundwater provided by the seven
  defendant water purveyors as drinking water which
  plaintiffs ingested and that such ingestion has caused
  illness, death, and economic injury.
------------------------------------------------------------------------------------
  Austin, et al. v. Stringfellow, et al., Case No. 312339,        1           2
  Riverside County Superior Court, served 10/6/98
  Plaintiffs are residents (approximately 140) residing in
  the vicinity of a former hazardous waste disposal
  facility.
  Factual Bases: Plaintiffs allege that 85 industrial
  defendants shipped wastes to the facility, which
  contaminated the groundwater which plaintiffs ingested and that such ingestion has caused illness, death, and
  economic injury.
------------------------------------------------------------------------------------
  Baier, et al. v. AGC, et al., Case No. EDCV 00 618 VAP          3           4
  (RNBx), U. S. District Court, Central District, CA, served
  6/29/00
  Plaintiffs are private homeowners (approximately 58)
  residing in the vicinity of defendants' manufacturing
  facilities.
  Factual Bases: Plaintiffs allege that the four defendants
  dumped, deposited, and released chemicals and other toxic
  waste materials that have affected the surrounding
  community.
------------------------------------------------------------------------------------
  +Boswell, et al. v. Suburban Water Systems, et al., Case        1           2
  No. KC027318, Los Angeles County Superior Court, served
  4/28/98
  Plaintiffs are residents (approximately 14) residing in
  the vicinity of defendants' manufacturing facilities.
  Factual Bases: Plaintiffs allege that industrial
  defendants contaminated groundwater provided by one
  defendant water purveyor as drinking water which
  plaintiffs ingested and that such ingestion has caused
  illness, death, and economic injury.
------------------------------------------------------------------------------------

                      (table continued on following page)

                  (*footnotes are listed following the table)

------------------------------------------------------------------------------------
                                                                 RELIEF     CURRENT
   NAME OF COURT/DATE INSTITUTED/PLAINTIFFS/FACTUAL BASES       SOUGHT*     STATUS*
------------------------------------------------------------------------------------
  +Bowers, et al. v. Aerojet-General Corporation, et al.,         1           2
  Case No. BC250817, Los Angeles County Superior Court,
  served 7/17/01
  Plaintiffs are residents (approximately 26) residing in
  the vicinity of defendants' manufacturing facilities.
  Factual Bases: Plaintiffs allege that industrial
  defendants contaminated groundwater provided by the local
  water purveyors as drinking water which plaintiffs
  ingested and that such ingestion has caused illness,
  death, and economic injury.
------------------------------------------------------------------------------------
  +Brooks, et al. v. Suburban Water Systems et al., Case No.      1           2
  KC032915, Los Angeles County Superior Court, served
  10/17/00
  Plaintiffs are residents (approximately ten) residing in
  the vicinity of defendants' manufacturing facilities.
  Factual Bases: Plaintiffs allege that industrial
  defendants contaminated groundwater provided by the eight
  defendant water purveyors as drinking water which
  plaintiffs ingested and that such ingestion has caused
  illness, death, and economic injury.
------------------------------------------------------------------------------------
  +California Domestic Water Co. v. Aerojet-General, et al.,      5           6
  Case Nos. 01-18449 and 01-8871, U. S. District Court,
  Central District, CA, filed 9/28/01 but not yet served
  Plaintiffs are water purveyors operating in the vicinity
  of defendants' manufacturing facilities.
  Factual Bases: Plaintiffs allege they extract and serve
  groundwater that defendants contaminated requiring
  replacement wells, higher operating costs, and defense of
  toxic tort suits.
------------------------------------------------------------------------------------
  +Celi, et al. v. San Gabriel Valley Water Company, et al.,      1           2
  Case No. GC020622, Los Angeles County Superior Court,
  served 4/28/98
  Plaintiffs are residents (approximately 40) residing in
  the vicinity of defendants' manufacturing facilities.
  Factual Bases: Plaintiffs allege that industrial
  defendants contaminated groundwater provided by one
  defendant water purveyor as drinking water which
  plaintiffs ingested and that such ingestion has caused
  illness, death, and economic injury.
------------------------------------------------------------------------------------
  +Criner, et al. v. San Gabriel Valley Water Company, et         1           2
  al., Case No. GC021658, Los Angeles County Superior Court,
  served 9/16/98
  Plaintiffs are residents (approximately three) residing in the vicinity of defendants' manufacturing facilities.
  Factual Bases: Plaintiffs allege that industrial
  defendants contaminated groundwater provided by one
  defendant water purveyor as drinking water which
  plaintiffs ingested and that such ingestion has caused
  illness, death, and economic injury.
------------------------------------------------------------------------------------

                      (table continued on following page)

                  (*footnotes are listed following the table)

------------------------------------------------------------------------------------
                                                                 RELIEF     CURRENT
   NAME OF COURT/DATE INSTITUTED/PLAINTIFFS/FACTUAL BASES       SOUGHT*     STATUS*
------------------------------------------------------------------------------------
  +Demciuc, et al. v. Suburban Water Systems, et al., Case        1           2
  No. KC028732, Los Angeles County Superior Court, served
  9/16/98
  Plaintiffs are residents (approximately 11) residing in
  the vicinity of defendants' manufacturing facilities.
  Factual Bases: Plaintiffs allege that industrial
  defendants contaminated groundwater provided by the four
  defendant water purveyors as drinking water which
  plaintiffs ingested and that such ingestion has caused
  illness, death, and economic injury.
------------------------------------------------------------------------------------
  +Dominguez, et al. v. Southern California Water Company,        1           2
  et al., Case No. GC021657, Los Angeles County Superior
  Court, served 9/16/98
  Plaintiffs are residents (approximately 12) residing in
  the vicinity of defendants' manufacturing facilities.
  Factual Bases: Plaintiffs allege that industrial
  defendants contaminated groundwater provided by the two
  defendant water purveyors as drinking water which
  plaintiffs ingested and that such ingestion has caused
  illness, death, and economic injury.
------------------------------------------------------------------------------------
  Kerr, et al. v. Aerojet, Case No. EDCV 01-19 VAP (SGLx),        3           4
  U. S. District Court, Central District, CA, served
  12/14/00
  Plaintiffs are private homeowners (approximately four)
  residing in the vicinity of defendant's manufacturing
  facilities.
  Factual Bases: Plaintiffs allege that Aerojet dumped,
  deposited, and released chemicals and other toxic waste
  materials that have affected the surrounding community.
------------------------------------------------------------------------------------
  Pennington v. AGC, et al., Case No. OOAS02622, Sacramento       1           2
  County Superior Court, served 6/19/00
  Plaintiff is a resident residing in the vicinity of
  defendants' manufacturing facilities.
  Factual Bases: Plaintiff alleges that industrial
  defendants contaminated groundwater provided by the two
  defendant water purveyors as drinking water which
  plaintiff ingested and that such ingestion has caused
  illness, death, and economic injury.
------------------------------------------------------------------------------------
  +San Gabriel Basin Water Quality Authority v. AGC, et al.,      5           6
  (La Puente), Case No. 00-03579 ABC (RCx), U. S. District
  Court, Central District, CA, served 4/18/00
  Plaintiffs are water purveyors operating in the vicinity
  of defendants' manufacturing facilities.
  Factual Bases: Plaintiffs allege they extract and serve
  groundwater that defendants contaminated requiring
  replacement wells, higher operating costs, and defense of
  toxic tort suits.
------------------------------------------------------------------------------------

                      (table continued on following page)

                  (*footnotes are listed following the table)

------------------------------------------------------------------------------------
                                                                 RELIEF     CURRENT
   NAME OF COURT/DATE INSTITUTED/PLAINTIFFS/FACTUAL BASES       SOUGHT*     STATUS*
------------------------------------------------------------------------------------
  +San Gabriel Basin Water Quality Authority v. AGC, et al.,      5           6
  (Big Dalton), Case No. 00-07042, U. S. District Court,
  Central District, CA, served 9/21/00
  Plaintiffs are water purveyors operating in the vicinity
  of defendants' manufacturing facilities.
  Factual Bases: Plaintiffs allege they extract and serve
  groundwater that defendants contaminated requiring
  replacement wells, higher operating costs, and defense of
  toxic tort suits.
------------------------------------------------------------------------------------
  +Santamaria, et al. v. Suburban Water Systems, et al.,          1           2
  Case No. KC025995, Los Angeles County Superior Court,
  served 2/24/98
  Plaintiffs are residents (approximately 300) residing in
  the vicinity of defendants' manufacturing facilities.
  Factual Bases: Plaintiffs allege that industrial
  defendants contaminated groundwater provided by the seven
  defendant water purveyors as drinking water which
  plaintiffs ingested and that such ingestion has caused
  illness, death, and economic injury.
------------------------------------------------------------------------------------
  Taylor, et al. v. AGC, et al., Case No. EDCV 01-106 VAP         3           4
  (RNBx), U. S. District Court, Central District, CA, served
  1/31/01
  Plaintiffs are private homeowners (approximately 18)
  residing in the vicinity of defendants' manufacturing
  facilities.
  Factual Bases: Plaintiffs allege that the four defendants
  dumped, deposited, and released chemicals and other toxic
  waste materials that have affected the surrounding
  community.
------------------------------------------------------------------------------------
  +Upper San Gabriel Valley Municipal Water District v. AGC,      5           6
  Case No. 00-05284, NM (BQRx), U. S. District Court,
  Central District, CA, served 5/19/00
  Plaintiffs are water purveyors operating in the vicinity
  of defendants' manufacturing facilities.
  Factual Bases: Plaintiffs allege they extract and serve
  groundwater that defendants contaminated requiring
  replacement wells, higher operating costs, and defense of
  toxic tort suits.
------------------------------------------------------------------------------------
  +Valley County Water District v. AGC, Case No. 00-10803,        5           6
  NM (RZx), U. S. District Court, Central District, CA,
  served 10/12/00
  Plaintiffs are water purveyors operating in the vicinity
  of defendants' manufacturing facilities.
  Factual Bases: Plaintiffs allege they extract and serve
  groundwater that defendants contaminated requiring
  replacement wells, higher operating costs, and defense of
  toxic tort suits.
------------------------------------------------------------------------------------

                      (table continued on following page)

                  B. TABLE OF VINYL CHLORIDE LEGAL PROCEEDINGS
                  (*footnotes are listed following the table)

------------------------------------------------------------------------------------
                                                                 RELIEF     CURRENT
   NAME OF COURT/DATE INSTITUTED/PLAINTIFFS/FACTUAL BASES       SOUGHT*     STATUS*
------------------------------------------------------------------------------------
  Bland, et al. v. Air Products & Chemical, Inc., et al.,         9          10
  Case No. D-0160599, Jefferson County District Court, TX,
  served 3/22/99
  Plaintiffs' decedent contracted a rare form of liver
  cancer which has been linked to exposure to Vinyl Chloride
  (VC), a building block chemical for the plastic polyvinyl
  chloride (PVC).
  Factual Bases: Plaintiffs claim that their decedent
  contracted liver cancer through exposure to aerosol spray
  products when VC was allegedly used as a propellant in the
  1960's. The claims against GenCorp relate to an alleged
  civil conspiracy among the manufacturers or users of VC to suppress information about its carcinogenic risks.
------------------------------------------------------------------------------------
  Bogner, et al. v. Airco, et al., Case No. 01L1343, Madison      9          10
  County Circuit Court, Peoria, IL, served 9/6/01
  Plaintiff is a former worker at a PVC manufacturing
  facility.
  Factual Bases: Plaintiff alleges exposure to VC caused
  cancer. The claims against GenCorp relate to an alleged
  civil conspiracy among the manufacturers and users of VC
  to suppress information about its carcinogenic risks.
------------------------------------------------------------------------------------
  Taylor, et ux. v. Airco, et al., Case No. CA-02-30014-KPN,      9          10
  U.S. District Court, D. Mass., served 2/8/02
  Plaintiff is a former worker at a Monsanto PVC
  manufacturing facility.
  Factual Bases: Plaintiff alleges exposure to VC caused
  cancer. The claims against GenCorp relate to an alleged
  civil conspiracy among the manufacturers and users of VC
  to suppress information about its carcinogenic risks.
------------------------------------------------------------------------------------
  Valentine, et al., v. PPG of Ohio, Inc., et al., Case No.       9          10
  2001 CI 121, Pickaway County C.P. Court, OH, served
  5/31/01
  Plaintiff is a former worker at a PVC manufacturing
  facility.
  Factual Bases: Plaintiff alleges exposure to VC caused
  cancer. The claims against GenCorp relate to an alleged
  civil conspiracy among the manufacturers and users of VC
  to suppress information about its carcinogenic risks.
------------------------------------------------------------------------------------
  Zerby v. Allied Signal Inc., et al., Case No.                   9          10
  00C-07-68FSS, Newcastle County Superior Court, Delaware,
  served 7/20/00
  Plaintiff is a former worker at a PVC manufacturing
  facility.
  Factual Bases: Plaintiff alleges exposure to VC caused
  cancer. The claims against GenCorp relate to an alleged
  civil conspiracy among the manufacturers and users of VC
  to suppress information about its carcinogenic risks.
------------------------------------------------------------------------------------

                      (table continued on following page)

                      C. TABLE OF OTHER LEGAL PROCEEDINGS
                  (*footnotes are listed following the table)

------------------------------------------------------------------------------------
                                                                 RELIEF     CURRENT
   NAME OF COURT/DATE INSTITUTED/PLAINTIFFS/FACTUAL BASES       SOUGHT*     STATUS*
------------------------------------------------------------------------------------
  McDonnell Douglas Corp. v. AGC, Case No. CIV-01-2245, U.S.     13          14
  District Court, E.D. CA, served 12/17/01
  Plaintiff is a co-respondent with Aerojet to state
  environmental orders relating to a former rocket motor
  test facility Plaintiff operated. The orders also apply to offsite groundwater contamination.
  Factual Bases: Plaintiff alleges Aerojet refuses to pay 50 percent of the costs required to comply with the state
  orders in breach of a 1999 settlement agreement between
  the parties. The costs relate to groundwater remediation
  expenses at a site downgradient of the test facility.
------------------------------------------------------------------------------------
  Olin, Inc. v. GenCorp, Inc., Case No. 5:93CV2269, U.S.         15          16
  District Court, N.D. Ohio, filed 10/25/93
  Plaintiff was the operator of a former chemical
  manufacturing facility which has required substantial
  Superfund remediation.
  Factual Bases: Plaintiff alleges GenCorp is jointly and
  severally liable for remediation costs estimated at $70
  million due to contractual and operational activities and
  land ownership by GenCorp.
------------------------------------------------------------------------------------
  TNS, Inc. v. NLRB, et al., Case Nos. 99-6397 and 00-5433,      11          12
  U.S. Court of Appeals, 6th Circuit, filed 10/13/99
  Plaintiff: The NLRB has filed an action on behalf of
  strikers represented by the former Oil, Chemical and
  Atomic Workers Union (now PACE) at the Aerojet Ordnance
  Tennessee, Inc. (AOT) facility which manufactured ordnance containing depleted uranium.
  Factual Bases: The National Labor Relations Board (NLRB)
  alleges that AOT committed various unfair labor practices
  by permanently replacing strikers who ostensibly struck in
  1981 over unsafe working conditions.
------------------------------------------------------------------------------------
  Wotus, et al. v. GenCorp Inc., et al., Case No.                 7           8
  5:00-CV-2604, U.S. District Court, N.D. Ohio, served
  10/12/00
  Plaintiffs are four hourly retirees who seek class-wide
  rescission of GenCorp Retiree Medical Plan and
  reinstatement of prior plan.
  Factual Bases: Plaintiffs allege GenCorp's adoption of new plan constitutes a breach of contract, breach of fiduciary duty, violation of the Employee Retirement Income Security
  Act (ERISA) and promissory estoppel.
------------------------------------------------------------------------------------

                         (footnotes on following page)

                 (footnotes relate to table on preceding page)
---------------

 1. Relief Sought: Plaintiffs seek judgment against defendants for unspecified general, special and punitive damages, diminution in value of plaintiffs' real property, medical monitoring, a constructive trust against defendants' properties to pay for plaintiffs' injuries, an order compelling defendants to disgorge profits acquired through unlawful business practices, and injunctive relief.

 2. Current Status: These cases are stayed pending California Public Utilities Commission (PUC) investigation. The California Supreme Court allowed an appeal and issued its ruling on February 4, 2002, which found the stays should be rescinded as to non-PUC regulated defendants. PUC regulated defendants could be sued if the supplied drinking water violated state or federal standards. Assuming the Court does not reconsider its ruling, the stays in these cases will be rescinded and discovery will commence in March or April, 2002. The Austin case has not been stayed and is in discovery.

 3. Relief Sought: Plaintiffs seek judgment against defendants for unspecified general, special and punitive damages, and diminution in value of plaintiffs' property.

 4. Current Status: These cases are beginning discovery in early 2002.

 5. Relief Sought: Plaintiffs seek judgment against defendants for unspecified general, special damages, and injunctive relief.

 6. Current Status: The Los Angeles area cases are expected to be resolved if a Definitive Agreement is reached in the Baldwin Park Operable Unit matter. The Sacramento case is proceeding with trial expected in the fall of 2002.

 7. Relief Sought: Plaintiffs seek to reinstate benefits of prior GenCorp Hourly Retiree Medical Plan.

 8. Current Status: The Court has ordered the parties to mediate, which is ongoing.

 9. Relief Sought: Plaintiff seeks monetary damages and punitive damages for personal injury based on negligence, fraud, strict liability and conspiracy grounds.

10. Current Status: Discovery pending; comprehensive motion to dismiss to be filed, or is pending.

11. Relief Sought: Plaintiff seeks reinstatement of all strikers and back pay with interest (since 1981).

12. Current Status: The NLRB, in a split decision, held that unsafe working conditions existed, and therefore, the strike constituted an unfair labor practice, entitling the strikers to reinstatement with back pay and interest. TNS appealed the ruling to the U.S. Court of Appeals, 6th Circuit, and oral argument was held in September 2001. A ruling is expected in the near future.

13. Relief Sought: Plaintiff seeks declaratory relief and specific performance requiring Aerojet to pay 50 percent of the remediation expenses.

14. Current Status: Aerojet disputes plaintiff's allegations and believes plaintiff is itself in breach of the 1999 settlement agreement which resolved litigation brought by Aerojet against plaintiff. Aerojet plans a vigorous defense.

15. Relief Sought: Plaintiff seeks a declaratory judgment from the Court and an award of damages plus interest.

16. Current Status: Court has found GenCorp 30 -- 40 percent liable for total remediation costs. A decision on allowability of submitted costs is expected in 2002. GenCorp expects to appeal finding of liability when a final judgment is rendered.

 + Designates Baldwin Park Operable Unit (BPOU) related litigation.
---------------

     Additional information related to certain of the proceedings listed above is contained in Notes 9(b) and 9(c) in Notes to Consolidated Financial Statements contained in Part II, Item 8 of this report and incorporated herein by reference.

     In connection with the restatement of the Company's Consolidated Financial Statements discussed in Item 1 above, the Company contacted the Securities and Exchange Commission and intends to cooperate in any inquiry relating to the restatement.

     While there can be no certainty regarding the outcome of any litigation, in the opinion of management, after reviewing the information currently available with respect to the matters discussed above and consulting with the Company's counsel, the Company believes that any liability that may ultimately be incurred will not materially affect the consolidated financial condition of the Company. The effect of resolution of these matters on the Company's financial condition and results of operations cannot be predicted because any such effect depends on future results of operations, the Company's liquidity position and available financial resources, and the amount and timing of the resolution of any such matter. In addition, it is possible that amounts incurred could be significant in any particular reporting period.

     The U.S. Government frequently conducts investigations into allegedly illegal or unethical activity in the performance of defense contracts. Investigations of this nature are common to the aerospace and defense industries in which Aerojet participates and lawsuits may result; possible consequences may include civil and criminal fines and penalties, and in some cases, double or treble damages, and suspension or debarment from future government contracting. Aerojet currently is not aware that it is the subject of any U.S. government investigations. If such an investigation were to occur, legal or administrative proceedings could result.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended November 30, 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is given as of February 11, 2002, and except as otherwise indicated, each individual has held the same office during the preceding five-year period.

     Robert A. Wolfe, age 63: Chairman, Chief Executive Officer and President of the Company (since October 1999); formerly Vice President of the Company and President of Aerojet (from September 1997 to October 1999); previously Executive Vice President of the Pratt & Whitney Group, a division of United Technologies (during 1997), President, Pratt & Whitney Aircraft's Large Commercial Engines business (from 1994 to 1997), and Senior Vice President, Pratt & Whitney's Commercial Engine Management for Latin and North America (from 1992 to 1994). Mr. Wolfe has executed an Employment Retention Agreement dated November 30, 2001, a copy of which is attached as Exhibit 10.9 to this report.

     Robert C. Anderson, age 52: Vice President and Deputy General Counsel; Assistant Secretary (since October 1999); formerly Vice President, Law of Aerojet (from September 1996 to October 1999); previously, Counsel, General Electric Aircraft Engines (from June 1986 to September 1996), and Senior Counsel (from 1985 to 1986) and Counsel (from 1978 to 1985) for TRW Inc. Mr. Anderson has elected to retire under the 2001 GenCorp Voluntary Enhanced Retirement Program (VERP) and will be placed on salary continuation status effective April 1, 2002 (at which time he will no longer be an officer of the Company) with a designated retirement date of September 30, 2003.

     Joseph Carleone, age 56: Vice President of the Company and President of Aerojet Fine Chemicals LLC (since September 2000); formerly Vice President and General Manager, Remote Sensing Systems and Vice President, Operations at Aerojet (from 1999 to 2000); previously Vice President, Operations (from 1997 to
2000), Vice President, Tactical Product Sector (from 1994 to 1997), and Vice President, Armament Systems; Director, Warhead Systems and Chief Scientist, Warheads (from 1982 to 1994).

     Chris W. Conley, age 43: Vice President, Environmental, Health & Safety (since October 1999); formerly Director Environmental, Health & Safety (from March 1996 to October 1999); previously Environmental Consultant (from 1994 to
1996), Manager, Environmental for GenCorp Automotive (from 1990 to 1994), and various environmental management positions at Aerojet Ordnance Tennessee (from 1982 to 1990).

     Linda B. Cutler, age 48: Vice President, Communications (as of March 11,
2002); formerly, Strategic Market Manager, Telecommunications and Video Services of Output Technology Solutions (from September 2000 to March 2002), and Vice President, Marketing and Corporate Communications of Output Technology Solutions (from January 2000 to September 2000); previously Vice President, Investor Relations and Corporate Communications of USCS International (from April 1996 to December 1999).

     Terry L. Hall, age 48: Senior Vice President and Chief Operating Officer of the Company (since September 2001); formerly Senior Vice President and Chief Financial Officer of the Company (from March 2001 to September 2001); previously Senior Vice President and Chief Financial Officer and Treasurer of the Company (from October 1999 to March 2001); on special assignment as Chief Financial Officer of Aerojet (from May 1999 to October 1999), Senior Vice President and Chief Financial Officer of US Airways Group, Inc. (during 1998), Chief Financial Officer of Apogee Enterprise Inc. (from 1995 to 1997), Chief Financial Officer of Tyco International Ltd. (from 1994 to 1995), Vice President and Treasurer of UAL Corp. (from 1990 to 1993) and President/General Manager of Northwest Aircraft Inc. (from 1986 to 1990).

     Samuel W. Harmon, age 51: Senior Vice President, Administration (from October 1999 until December 2001); formerly Senior Vice President, Human Resources (from February 1996 to October 1999) and Vice President, Human Resources (from October 1995 until February 1996); previously Vice President, Human Resources, AlliedSignal, Inc., for its European operations (from 1995 to February 1996) and for its Automotive Sector (from 1993 to 1995). Mr. Harmon has elected to retire under the VERP effective December 1, 2001 and has been placed on salary continuation status with a designated retirement date of November 30, 2003. He is no longer an officer of the Company.

     Michael F. Martin, age 55: Vice President of the Company and President of Aerojet (since October 2001); formerly Acting President of Aerojet (from April 2001 to October 2001) and Vice President and Controller of GenCorp (from October 1999 to April 2001); previously Vice President and Controller of Aerojet (from September 1993 to October 1999), and Controller of Aerojet's ElectroSystems Division (from 1991 to 1993).

     Thomas E. Peoples, age 53: Senior Vice President, International and Washington Operations (from October 1999 until December 2001); formerly Vice President, International and Washington Operations for Aerojet (from August 1996 to October 1999); Vice President, Strategic Business Development for Aerojet (from July 1994 to August 1996). Vice President of Business Development for Aerojet's Electronics Division (from February 1994 to July 1994), Director of Business Development for Aerojet's Tactical Systems and Advanced Programs (from May 1992 to July 1994) and Manager of Business Development for Raytheon's Smart Munitions Programs (from March 1987 to April 1992). Mr. Peoples has elected to retire under the VERP effective December 1, 2001 and has been placed on salary continuation status with a designated retirement date of May 31, 2003. He is no longer an officer of the Company.

     William R. Phillips, age 59: Senior Vice President, Law; General Counsel (since September 1996) and Secretary (since October 1999); formerly Vice President, Law of Aerojet (from 1990 to 1996); previously General Counsel, Group Counsel and Manager Legal Operations, General Electric Aircraft Engines (from 1986 to 1989). Mr. Phillips has elected to retire under the VERP and will be placed on salary continuation status effective December 1, 2002 (at which time he will no longer be an officer of the Company) with a designated retirement date of November 30, 2004.

     William J. Purdy, Jr. age 57: Vice President of the Company and President, Real Estate (as of March 15, 2002); formerly, Managing Director, Development of Transwestern Development Company (from January 1997 to March 2002); previously Chief Financial Officer of American Health Care Providers Inc. (from April 1996 to January 1997) and President and Chief Executive Officer of Metropolitan Structures (from December 1992 to December 1995).

     Charles G. Salter, age 52: Vice President of Compensation and Benefits of the Company (from April 2000 until December 2001); formerly Corporate Vice President, Benefits for AutoNation (from 1998 to 2000); previously Director/Employee Benefits of Allied Signal Aerospace (from 1995 to 1998), corporate Director, Human Resource Policies & Practices and Director, Employee Benefits, as well as other management positions within GenCorp (from 1978 to 1995). Mr. Salter has elected to retire under the VERP effective January 1, 2002 and has been placed on salary continuation status with a designated retirement date of June 30, 2003. He is no longer an officer of the Company.

     Yasmin R. Seyal, age 44: Senior Vice President, Finance; Acting Chief Financial Officer of the Company and Treasurer of the Company (since September
2001); formerly Treasurer of the Company (from July 2000 to September 2001); previously Assistant Treasurer and Director of Tax of the Company (from April 2000 to July 2000), Director of Treasury and Taxes of the Company (from October 1999 to April 2000), Director of Taxes as well as other management positions within Aerojet (from 1989 to April 1999), Manager with Price Waterhouse LLP (from 1982 to 1989).

     Rosemary Younts, age 46: Senior Vice President, Communications (since February 1996); formerly Vice President, Communications (from January 1995 to February 1996); previously Director of Communications (from 1993 to 1995) and held various communications positions with Aerojet (from 1984 to 1993). Ms. Younts has elected to retire under the VERP and will be placed on salary continuation status effective April 1, 2002 (at which time she will no longer be an officer of the Company) with a designated retirement date of March 31, 2004.

     The Company's executive officers generally hold terms of office of one year and/or until their successors are elected.

     Of the 25 GenCorp headquarters employees eligible to retire under the VERP, 18 employees accepted the offer, including six of the executive officers of the Company listed in Part I of this report. The Company has hired a replacement for Ms. Younts and is actively recruiting a replacement for Mr. Phillips. The Company does not anticipate replacing the other executive officers that accepted the VERP offer. Enhanced retirement benefits for the officers and former officers referenced above will be paid under the non-qualified 2001 Supplemental Retirement Plan For GenCorp Executives which incorporates the items and conditions of the VERP and is filed as Exhibit 10.29 to this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

     The Company's common stock, $0.10 par value (Common Stock) is listed on the New York and Chicago Stock Exchanges. As of February 11, 2002, there were 11,759 holders of record of the Company's Common Stock. During the first three quarters of 1999, the Company paid quarterly cash dividends of $0.15 per share. During each quarter in 2001 and 2000 and the fourth quarter of 1999, following the spin-off of OMNOVA, the Company paid a quarterly cash dividend on its Common Stock of $0.03 per share. Information concerning long-term debt, including material restrictions relating to payment of dividends on the Company's Common Stock appears in Part II, Item 7 under the caption "Liquidity and Capital Resources" and at Note 7 in Notes to Consolidated Financial Statements and is incorporated herein by reference.

     The high and low sales prices of the Company's Common Stock as reported on the New York Stock Exchange Composite Tape were:

            PERIOD                                              HIGH     LOW
            ------                                             ------   ------
2001   Fourth quarter.......................................   $13.10   $10.95
       Third quarter........................................   $14.20   $11.65
       Second quarter.......................................   $12.45   $10.06
       First quarter........................................   $12.50   $ 7.81
2000   Fourth quarter.......................................   $ 9.56   $ 7.31
       Third quarter........................................   $ 9.94   $ 6.88
       Second quarter.......................................   $10.56   $ 6.94
       First quarter........................................   $11.00   $ 6.75

ITEM 6.  SELECTED FINANCIAL DATA

     As described in Item 1, the Company has restated its previously issued financial statements for the years ended November 30, 2000 and November 30, 1999. See Note 2 in Notes to Consolidated Financial Statements for further information regarding the restatement (dollars in millions, except per share amounts).

                                                                       2000       1999
                                                             2001    RESTATED   RESTATED    1998     1997
                                                            ------   --------   --------   ------   ------
Net sales
    GDX Automotive (1)....................................  $  808    $  485     $  456    $  375   $  369
    Aerospace and Defense (1).............................     640       534        570       673      584
    Fine Chemicals (1)....................................      38        28         45         -        -
                                                            ------    ------     ------    ------   ------
                                                            $1,486    $1,047     $1,071    $1,048   $  953
                                                            ======    ======     ======    ======   ======
Income (loss) from continuing operations before income
  taxes
    GDX Automotive........................................  $   (4)   $   29     $   16    $    3   $   29
    Aerospace and Defense.................................     131       104         67        68       55
    Fine Chemicals........................................     (14)      (14)        (5)        -        -
    Segment restructuring (2).............................     (30)        -          -         -        -
    Segment unusual items (2).............................     149         -         21         9        -
                                                            ------    ------     ------    ------   ------
         Segment operating profit.........................     232       119         99        80       84
    Interest expense......................................     (33)      (18)        (6)       (6)     (12)
    Corporate and other expenses..........................     (15)      (10)       (10)      (14)     (18)
    Foreign exchange gain (loss)..........................      11        (8)         -         -        -
    Other restructuring (2)...............................     (10)        -          -         -        -
    Other unusual items (2)...............................       2         4         (9)        -        -
                                                            ------    ------     ------    ------   ------
         Income from continuing operations before income
           taxes..........................................  $  187    $   87     $   74    $   60   $   54
                                                            ======    ======     ======    ======   ======
    Income from continuing operations, net of income
      taxes...............................................  $  128    $   52     $   45    $   38   $   99
    Income from discontinued operations, net of income
      taxes (1)...........................................       -         -         26        46       38
    Cumulative effect of change in accounting principle,
      net of income taxes (3).............................       -        74          -         -        -
                                                            ------    ------     ------    ------   ------
         Net income.......................................  $  128    $  126     $   71    $   84   $  137
                                                            ======    ======     ======    ======   ======
Basic earnings per share of Common Stock
    Income from continuing operations.....................  $ 3.03    $ 1.24     $ 1.09    $ 0.91   $ 2.68
    Income from discontinued operations (1)...............       -         -       0.63      1.11     1.03
    Cumulative effect of change in accounting principle
      (3).................................................       -      1.76          -         -        -
                                                            ------    ------     ------    ------   ------
         Total............................................  $ 3.03    $ 3.00     $ 1.72    $ 2.02   $ 3.71
                                                            ======    ======     ======    ======   ======
Diluted earnings per share of Common Stock
    Income from continuing operations.....................  $ 3.00    $ 1.23     $ 1.07    $ 0.90   $ 2.48
    Income from discontinued operations (1)...............       -         -       0.63      1.09     0.92
    Cumulative effect of change in accounting principle
      (3).................................................       -      1.76          -         -        -
                                                            ------    ------     ------    ------   ------
         Total............................................  $ 3.00    $ 2.99     $ 1.70    $ 1.99   $ 3.40
                                                            ======    ======     ======    ======   ======
Cash dividends paid per share of Common Stock.............  $ 0.12    $ 0.12     $ 0.48    $ 0.60   $ 0.60
Other financial data
    Capital expenditures..................................  $   49    $   82     $   97    $   68   $   45
    Depreciation and amortization.........................  $   77    $   50     $   44    $   43   $   40
    Total assets..........................................  $1,464    $1,325     $1,232    $1,743   $1,419
    Long-term debt, including current maturities..........  $  214    $  190     $  149    $  356   $   84

---------------

(1) See Note 1(a) in Notes to Consolidated Financial Statements for additional information related to discontinued operations and business acquisition and disposition activities.

(2) See Notes 13 and 14 in Notes to Consolidated Financial Statements for information on restructuring and unusual items included in the Company's financial results.

(3) See Note 8(a) in Notes to Consolidated Financial Statements.

Note: Comparable, discrete financial information is not available for the Fine
      Chemicals segment for 1998 or 1997. Results for the Fine Chemicals segment are included in the results for the Aerospace and Defense segment for those years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Certain information contained in this report should be considered "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and/or assumptions underlying or judgments concerning matters discussed in this document. The words "believe," "estimate," "anticipate," "project," and "expect," and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve certain risks, estimates, assumptions and uncertainties with respect to future revenues and activity levels, cash flows, contract performance, the outcome of contingencies including environmental remediation, and anticipated costs of capital. In particular, this pertains to management's comments on financial resources, capital spending and the outlook for each of the Company's business segments.

     Some important risk factors that could cause the Company's actual results or outcomes to differ from those expressed in its forward-looking statements include, but are not limited to, the following:

          - The reaction of the Company's employees, shareholders, customers and lenders to the restatement of certain of the Company's financial statements as described below (see "Results of Operations"), including any litigation arising out of such restatement;

          - The ability of the Company to secure additional financing (see "Liquidity and Capital Resources");

          - General economic conditions and trends affecting the Company's markets and product offerings;

          - Changes in the short-term and long-term plans of major customers and potential customers;

          - Governmental and regulatory policies, including environmental regulations, and increases in the amount or timing of environmental remediation and compliance costs (see "Other Information - Environmental Matters");

          - An unexpected adverse result in the toxic tort or other litigation, proceeding or investigation pending against the Company (see Notes 9(b) and 9(c), "Legal Proceedings" and "Environmental Matters");

          - The Company's acquisition, disposition and joint venture activities;

          - Vehicle sales and production rates of major automotive programs in the U.S. and abroad, particularly vehicles for which the Company supplies components;

          - Department of Defense, NASA and other funding for certain aerospace programs;

          - Future funding for commercial launch vehicles;

          - The ability of the Company to achieve the anticipated savings from restructuring and other financial management programs;

          - The ability of the Company to successfully complete the entitlement process and related pre-development activities for its real estate in Northern California;

          - The market for the Company's real estate in Northern California;

          - Fluctuations in exchange rates of foreign currencies and other risks associated with foreign operations;

          - The ability of the Company to satisfy contract performance criteria, including due dates;

          - The ability of the Company to maintain a high level of product performance, particularly related to the continued success of the Company's launch vehicle platforms;

          - An adverse decision in any patent infringement suit, or settlement of a patent infringement suit impacting Aerojet Fine Chemicals' right to utilize new technology;

          - Intensified competition from the Company's competitors;

          - Pricing pressures from the Company's major customers, particularly in the GDX Automotive segment;

          - The ability of the Company to successfully defend its position that there are no purchase price adjustments for Aerojet's EIS business, a business which was sold to Northrop Grumman in 2001;

          - Potential liabilities which could arise from any release or explosion of dangerous materials;

          - Work stoppages at a Company facility or in the facility of one of the Company's significant customers; and,

          - Cost escalation and availability of power in Northern California.

     Additional risk factors may be described from time to time in the Company's filings with the U.S. Securities and Exchange Commission. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results, and may be beyond the Company's control.

RESULTS OF OPERATIONS

     The following section pertains to activity included in the Company's Consolidated Statements of Operations, which are contained in Part II, Item 8 of this report, and focuses on the Company's continuing operations. This section also includes information related to unusual items included in the Company's financial results as well as information related to discontinued operations.

Restatement of Previously Issued Financial Statements

     In January 2002, the Company became aware of certain potential accounting issues at two of its GDX Automotive manufacturing plants in North America. The Company promptly notified both its Audit Committee and its independent accountants. Under the direction and oversight of the Audit Committee and with the assistance of outside legal advisors and accounting consultants, the Company conducted an inquiry into these and related accounting issues as well as a more complete evaluation of accounting practices and internal control processes throughout the Company. As a result of this process, due primarily to activities at one GDX Automotive manufacturing plant, the Company is, by means of this filing, restating its previously issued financial statements for the years ended November 30, 2000 and November 30, 1999. See also Note 2 in Notes to Consolidated Financial Statements in Part II, Item 8 of this report. Unaudited quarterly financial information for the year ended November 30, 2000 and the first three quarters of the year ended November 30, 2001, as shown in Note 12 in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report, is also being restated by means of this filing.

     The effect of the Company's revisions will be to reduce the Company's income from continuing operations and diluted earnings per share from continuing operations, respectively, from $55 million and $1.31 to $52 million and $1.23 for the year ended November 30, 2000 and from $46 million and $1.09 to $45 million and $1.07 for the year ended November 30, 1999. The effect of the revisions on the net income for the nine months ended August 31, 2001 was to reduce net income from $25 million to $22 million and decrease basic and diluted EPS from $0.59 to $0.52. The effect of the revisions on the Company's Consolidated Balance Sheets as of November 30, 2000 resulted in an increase in assets of $1 million and an increase in liabilities of $10 million and, as of November 30, 1999, assets were increased $2 million and liabilities increased $6 million. The balance of retained earnings as of December 1, 1998 decreased $5 million. The revisions primarily arise from the correction of (i) certain balance sheet and income statement items, which among other things, relate to the accounting for customer-owned tooling, inventories and recognition of liabilities at one of the Company's GDX Automotive manufacturing plants that the Company has determined were not properly recorded in the Company's books and records; and (ii) an oversight in collecting data for the calculation for certain postretirement benefit liabilities at one of GDX Automotive's non-U.S. facilities in the year ended November 30, 1996 with no material impact on fiscal years 1998 and 1997. At the direction of the Audit Committee of the GenCorp Board of Directors, the Company is in the process of implementing certain enhancements to its financial organization, systems and controls primarily at its GDX Automotive segment in response to issues raised by the restatement and identified by the Company's independent accountants as material weaknesses.

     Unless otherwise expressly stated, all financial information in this Annual Report on Form 10-K is presented inclusive of these revisions.

GDX Automotive Segment

     In December 2000, the Company completed the acquisition of the Draftex business of The Laird Group. Draftex recognized revenues of $437 million for the year ended December 29, 2000. The sales added by the Draftex acquisition are primarily outside the U.S. At the time of the acquisition, the Draftex business added 5,484 employees for total GDX Automotive employment of 10,584. The purchase price of the Draftex business was $215 million, including cash of $209 million and direct acquisition costs of $6 million. Certain adjustments to the purchase price were in dispute and were decided by an independent arbitrator in February 2002. However, there are further issues impacting the purchase price including the effect of the arbitrator's decision, which have yet to be resolved between the parties. Management believes that resolution of these issues will not have a material impact on the Company's results of operations, liquidity or financial condition. The acquisition included Draftex's Germany-based worldwide headquarters and International European Technical Center, and 11 manufacturing plants in Germany, France, Czech Republic, Spain, China and the U.S.

     Net sales for the Company's GDX Automotive segment totaled $808 million for fiscal year 2001, an increase of 67 percent compared with 2000 net sales of $485 million. The increase is due primarily to the acquisition of the Draftex business from The Laird Group in December 2000. Revenues attributable to the Draftex business for fiscal year 2001 were $357 million for the eleven months in fiscal 2001 that the Company owned this business. The decrease in revenues from the $437 million recorded by Draftex as an independent entity for its fiscal year 2000 (prior to being acquired by the Company), reflects activity for one less month and the loss of several contracts with Ford, Renault and Volkswagen. The remainder of the GDX Automotive segment experienced decreased revenues year-over-year of $34 million from $485 million in fiscal year 2000 to $451 million in fiscal year 2001 primarily related to the loss of contracts to supply components for the General Motors (GM) Grand Am and S-10 truck platforms. The decrease in revenues from the loss of those contracts was partially offset by an increase in revenues principally related to the GM full-size pick-up and sport utility vehicles and the Ford full-size pick-up and redesigned Explorer.

     Excluding unusual items (see discussion below), operating loss for the GDX Automotive segment was $4 million for 2001 compared with operating profit of $29 million in 2000. Operating profit margin decreased to negative one percent in 2001 from six percent in 2000. Operating profit margin in 2001 was negatively affected by initial production start-up costs (launch costs), particularly with the redesigned Ford Explorer and GM SUVs. The loss of business not otherwise replaced, as discussed above, and an increase in health care costs and certain period costs associated with restructuring activities also contributed to the segment's decreased financial performance in 2001 as compared to 2000. Although the Company has not yet achieved the synergies and other costs savings originally anticipated from the Draftex acquisition, the addition of the Draftex business has provided GDX Automotive with a substantially broadened and more diversified customer base and the global manufacturing presence necessary to serve customers around the world. The Company expects to achieve the anticipated synergies longer-term following final integration of the Draftex business and certain restructuring activities that have been undertaken (see below). During the fourth quarter of fiscal year 2001, the President of the GDX Automotive business unit left the Company, and the Company's Chief Operating Officer, Terry
L. Hall, assumed that role on an interim basis.

     The Company believes the GDX Automotive segment is well positioned in the marketplace with a strong mix of popular passenger car, SUV and light truck platforms. With the acquisition of the Draftex business, the Company's GDX Automotive segment strengthens its sales position to number one in North America and number two world-wide. The acquisition of Draftex has also helped broaden and diversify the segment's customer and platform base and has created opportunities to rationalize production capacity in both North America and Europe to achieve better resource utilization and operational profitability.

     Net sales for the segment for fiscal year 2000 totaled $485 million, which represented a six percent increase compared with sales of $456 million for 1999. The sales increase was due primarily to higher production volumes on the GM and Ford full-size pickup truck platforms. Initial shipments to Ford began during the third quarter of fiscal year 2000 on the Excursion, a vehicle platform previously supplied by one of the Company's competitors. Operating profit for the segment improved to $29 million for 2000 compared with $16 million for 1999. Operating profit margin improved to six percent for 2000 from four percent for 1999. Operating profit margins steadily improved throughout 2000 as anticipated model run rates were achieved and launch support efforts subsided on product launches initiated in 1999. Fiscal year 2000 operating results were also favorably impacted by increased pension income partially offset by launch support and coordination costs for the Explorer Sport Trac, Escape and the newly redesigned Explorer.

Aerospace and Defense Segment

     In fiscal year 2001, net sales for the Company's Aerospace and Defense segment reached $640 million, an increase of $106 million over net sales in 2000 of $534 million. The increase is primarily the result of an increase in revenues from the Space Based Infrared System (SBIRS) program, the Advanced Technology Microwave Sounder (ATMS) program, and subcontract work performed on the F-22 fighter aircraft. Programs with decreased revenues year-over-year included the Titan IV launch vehicle and the Seek-And-Destroy-Armor (SADARM) program. The Titan IV program is nearing conclusion and the SADARM weapon was rejected by the U.S. Army in 2001. The SBIRS, ATMS and SADARM programs were part of the Company's EIS business, which was sold to Northrop Grumman in October 2001 (see discussion below). Excluding the results of the EIS business, revenues for the segment increased marginally year-over-year.

     Operating profit for the Aerospace and Defense segment was $131 million for fiscal year 2001, excluding unusual items. The comparable amount for 2000 was $104 million. Profitability in 2001 was favorably impacted by the results of the Company's real estate business, higher pension income and the SBIRS program. These favorable impacts were partially offset by a lower contribution from the Titan IV program and a $9 million reserve recorded during fiscal 2001 related to the Atlas V launch vehicle program. Excluding the results of the EIS business, operating profit for the segment increased $19 million year-over-year, reflecting the results for the real estate business (see below).

     In November 2001, Aerojet completed the sale of approximately 1,100 acres of property in Eastern Sacramento County, California, for $28 million. The property lies outside of the Aerojet Superfund site boundaries and is not a part of the approximately 2,600 acres of land expected to be carved out of the Superfund site designation under an agreement with federal and state government regulators (see also Note 9(c) under Notes to Consolidated Financial Statements). A $23 million pre-tax gain resulted from the land sale transaction. For fiscal year 2001, revenues attributable to the Company's real estate business unit were $36 million and pre-tax profits were $26 million compared to revenues of $6 million and pre-tax profits of $2 million in fiscal year 2000.

     Aerojet finalized the sale of its EIS business to Northrop Grumman for $315 million in cash on October 19, 2001, subject to certain working capital adjustments as defined in the agreement. In December 2001, Northrop Grumman proposed significant adjustments which would require that Aerojet make a purchase price reduction of approximately $42 million. Aerojet disagrees with Northrop Grumman's proposed balance sheet adjustments on the basis that they are inconsistent with the Asset Purchase Agreement (APA). The proposed adjustments are subject to arbitration. The pre-tax gain on the transaction was $206 million. The EIS business had revenues of approximately $398 million and pre-tax income of approximately $30 million for the period December 1, 2000 through October 19, 2001. The results of operations for this business are included in the discussion of the results of operations for the Company's Aerospace and Defense segment for all periods presented in this report through the sale date. See Note 1(a) in Notes to Consolidated Financial Statements for additional information related to this transaction.

     As of November 30, 2001, Aerojet's contract backlog was $603 million. The comparable amount as of November 30, 2000 (excluding those programs that were part of the former EIS business) was approximately $746 million. The inability of a commercial customer to raise additional required funding accounted for a decrease of $146 million in contract backlog from 2000 to 2001. Funded backlog, which includes only the amount of those contracts for which money has been directly authorized by the U.S. Congress, or for which a firm purchase order has been received by a commercial customer, was approximately $366 million as of November 30, 2001. As of November 30, 2000, the comparable amount (excluding those programs that were part of the EIS business) was $383 million.

     Net sales for the Company's Aerospace and Defense segment in fiscal year 2000 were $534 million versus 1999 sales of $570 million, down six percent. The majority of the decline is the result of the completion and sale of the final Special Sensor Microwave Imager/Sounder (SSMIS) unit in 1999. Lower revenues on a mix of propulsion programs and the Integrated Advanced Microwave Sounding Unit
(AMSU) program contributed to the
decline in sales, partially offset by higher volume on the SBIRS, SADARM, and the Japanese Hope X programs. Segment operating profit for 2000 of $104 million represented a substantial improvement over the 1999 level of $67 million. Operating profit margins were 19 percent in 2000 compared with 12 percent for 1999. Operating profit margins in 2000 were favorably impacted by the segment's performance on the Delta II launch vehicle and Titan IV contracts, award fees on the Atlas V and SADARM programs, 100 percent award fees recognized on the AMSU program and the Defense Support Program Consolidation and increased pension income.

Fine Chemicals Segment

     The Fine Chemicals segment consists of the operations of AFC, which supplies special intermediates and active pharmaceutical ingredients primarily to commercial customers in the pharmaceuticals industry.

     In June 2000, the Company sold a 20 percent equity interest in AFC to NextPharma for approximately $25 million in cash and exchanged an additional 20 percent equity interest in AFC for an approximate 35 percent equity interest in NextPharma's parent company. GenCorp continued to manage, operate, and consolidate AFC as majority owner after the transaction. In connection with the transaction, the Company recorded a pre-tax gain on the sale of a minority interest in its subsidiary of approximately $5 million. In addition, the Company initially recorded minority interest of approximately $26 million, included in other long-term liabilities, and an investment in NextPharma's parent company of approximately $6 million.

     In December 2001, the Company reacquired the 40 percent minority interest in AFC held by NextPharma. As part of the transaction, other agreements between the two companies were terminated, including a comprehensive sales and marketing agreement. With the termination of these agreements, AFC has reassumed responsibility for sales, marketing and customer interface. As noted above, the Company sold an equity interest in AFC to NextPharma in June 2000. Following review and approval by the Audit Committee of the GenCorp Board of Directors, GenCorp Chairman and Chief Executive Officer, Robert A. Wolfe, subscribed for 25,000 Ordinary Shares of NextPharma's parent company, NextPharma Technologies S.A., in August 2000 at an aggregate purchase price of $250,000. Mr. Wolfe did not receive record title to the Ordinary Shares until December 18, 2000. Because of his personal NextPharma Technologies S.A. investment, with prior notice to the Audit Committee of the Board of Directors, Mr. Wolfe was recused from all negotiations and all discussions and approvals of the reacquisition of NextPharma's minority ownership interest in AFC with senior GenCorp management, with the GenCorp Board of Directors and with NextPharma and its affiliates. Mr. Wolfe still holds the Ordinary Shares he purchased in NextPharma Technologies S.A. as a personal investment.

     The segment operating results for the Fine Chemicals segment include the results of AFC before considering NextPharma's 40 percent minority interest. The minority ownership is reflected in the consolidated results for GenCorp beginning in June 2000 as part of Corporate and other expenses.

     Before considering the minority ownership interest, AFC recognized revenues of $38 million in fiscal year 2001, compared with $28 million for 2000. AFC began producing several new products in 2001, building on a major investment in new facilities and equipment in 2000 and 1999. A majority of AFC's revenues for 2001 were recognized in the fourth quarter and stemmed from products manufactured in prior quarters. Before considering the minority interest, operating loss for fiscal year 2001 and 2000 was $14 million. Before considering the minority ownership interest, AFC's operating margin for fiscal year 2001 decreased as compared to the 2000 performance reflecting an increase in the number of new products in 2001. The launch of new products includes various start-up activities and typically a period of production inefficiency before certain efficiencies are realized. AFC is expected to realize benefits resulting from a restructuring program completed in November 2001 (see discussion of restructuring charges below).

     Before considering minority interest, AFC recognized net sales of $28 million and an operating loss of $14 million in fiscal year 2000, compared with net sales of $45 million and an operating loss of $5 million in 1999. The decrease in revenues and profitability in fiscal year 2000 as compared with fiscal year 1999 reflects the absence of one contract that represented approximately 70 percent of AFC's revenues in fiscal year 1999.

Interest and Other Expenses

     Interest expense increased to $33 million in 2001 from $18 million in 2000 and $6 million in 1999. The increase in 2001 is due to higher average debt levels due to debt obtained to finance the Draftex acquisition in December 2000. Interest expense in 1999 is not comparable to 2001 and 2000 due to allocation criteria used to allocate interest expense between OMNOVA and GenCorp at the time of the spin-off. Corporate and other expenses increased in 2001 to $15 million compared to $10 million in 2000 and 1999. The 2001 increase is attributable to higher amortization expense as a result of acquired goodwill and other intangible assets. The foreign exchange gain in 2001 and loss in 2000 were both the result of foreign currency contracts entered into to hedge against market fluctuation in anticipation of the Draftex acquisition.

Restructuring Charges and Unusual Items, Net

     During 2001, the Company incurred certain restructuring charges (in millions):

                                                               PRE-TAX
ITEM                                                           EXPENSE
----                                                           -------
GDX Automotive restructuring program........................     $29
Voluntary Enhanced Retirement Program.......................      10
AFC restructuring program...................................       1
                                                                 ---
  Restructuring charges.....................................     $40
                                                                 ===

     In the second quarter of fiscal year 2001, the Company recorded a pre-tax charge of $19 million related to a restructuring and consolidation of its GDX Automotive segment. The restructuring program included the closure of the Marion, Indiana and Ballina, Ireland manufacturing facilities and resulted in the elimination of approximately 760 employee positions. The decision to close these facilities was precipitated by excess capacity and deterioration of performance and losses at these sites. The decision to close the Ballina, Ireland plant was also due to difficulty in retaining plant personnel in light of record employment levels in the region. Remaining programs from these facilities were transferred to other facilities. In the fourth quarter of 2001, the Company recorded an additional pre-tax charge of $10 million related to this program primarily to reflect a change in estimate for the anticipated disposition values of the idled facilities and assets and benefits costs. This restructuring program was substantially complete by the end of the Company's fiscal year 2001. There was an additional restructuring program directed at the Draftex business, which resulted in the elimination of more than 500 employee positions and an adjustment of the goodwill recorded as part of the Draftex acquisition.

     In the fourth quarter of 2001, the Company implemented a restructuring of its corporate headquarters. The program included a Voluntary Enhanced Retirement Program (VERP) which was offered to certain eligible employees. The program resulted in a $10 million pre-tax charge to expense.

     A restructuring plan implemented at AFC during the fourth quarter of fiscal year 2001 included the elimination of 50 employee positions and resulted in a pre-tax charge to expense of $1 million. This program was designed to "right-size" AFC's workforce.

     In addition to the restructuring charges discussed above, the Company recognized certain unusual items in its financial results for fiscal year 2001 (in millions):

                                                               PRE-TAX INCOME
                            ITEM                                 (EXPENSE)
                            ----                               --------------
Gain on sale of Aerojet's EIS business......................        $206
Write-down of inventory related to a commercial reusable
  launch vehicle program....................................         (48)
Tax-related (customer reimbursements of tax recoveries).....          (9)
Environmental remediation insurance cost recovery...........           2
                                                                    ----
  Unusual items, net........................................        $151
                                                                    ====

     The gain on the sale of the EIS business relates to the Company's sale of this business to Northrop Grumman in October 2001. The transaction is discussed above under the discussion of results of operations for the Aerospace and Defense segment.

     In the fourth quarter of 2001, Aerojet recorded an inventory write-down of $46 million related to its participation as a propulsion supplier to a commercial launch vehicle program and also recorded a $2 million accrual for outstanding obligations connected with this effort. Aerojet's inventory consists of program-unique rocket engines and propulsion systems primarily intended for use in commercial reusable launch vehicles. The inventory write-down reflects the following: inability of a commercial customer to secure additional funding, no alternative purchasers willing to acquire inventory held by Aerojet and no market value.

     During the first quarter of 2001, the Company reached a settlement with the State of California on an outstanding tax claim. The benefit of the tax refund, $9 million on an after tax basis, was recorded in the income tax provision in the first quarter. The portion of the tax refund that will be repaid to the Company's defense customers is reflected as an unusual expense item of $7 million in segment income ($4 million after tax). Accordingly, after repayment to the Company's defense customers, the Company will retain $5 million of the claims settled in the first quarter.

     Similarly, during the second quarter of 2001, the Company settled additional outstanding claims with the Internal Revenue Service and the State of California. The benefit of the tax refunds, $4 million on an after tax basis, was recorded in the income tax provision in the second quarter. The portion of the tax refunds that will be repaid to the Company's defense customers is reflected as an unusual expense item of $2 million in segment income ($1 million after tax). Accordingly, after repayment to the Company's defense customers, the Company will retain $3 million of the claims settled in the second quarter.

     In the first quarter of 2001, the Company received a $2 million insurance settlement for an environmental claim related to discontinued operations.

     During fiscal year 2000, the Company incurred unusual items resulting in a net pre-tax gain of $4 million. Unusual items included a gain of $5 million from the sale of an equity interest in AFC to NextPharma; a $3 million gain from an environmental settlement related to a discontinued operation, offset by a $3 million charge related to the pension settlement of a discontinued Canadian operation; and a $1 million loss on the disposition of property related to a discontinued operation.

     During fiscal year 1999, the Company incurred unusual items resulting in net pre-tax income before taxes of $12 million. Unusual items included a gain of $59 million on settlements covering certain environmental claims with certain of the Company's insurance carriers; a provision of $33 million for environmental remediation costs associated principally with the Company's initial estimate of its probable share as a Potentially Responsible Party (PRP) in the portion of the San Gabriel Valley Basin Superfund Site known as the Baldwin Park Operable Unit (BPOU); a provision for environmental remediation costs at the Company's Lawrence, Massachusetts site of $6 million; a provision for environmental remediation costs associated with other Company sites of $2 million; a charge of $4 million related to a pricing dispute with a major vehicle sealing customer; a charge of $1 million for the write-down of certain GDX Automotive assets to net realizable value; and a charge of $1 million related to relocation/retention costs associated with the spin-off of OMNOVA (see below). See discussion below for additional information related to environmental matters.

Spin-Off of OMNOVA and Discontinued Operations

     In 1999, the Company disposed of its Polymer Products segment through the spin-off of OMNOVA and the sale of its Penn Racquet Sports Division. Earnings from discontinued operations totaled $26 million for 1999. Results in 1999 included pre-tax costs related to the spin-off of approximately $25 million.

Change in Accounting Principle

     In the first quarter of fiscal year 2000, the Company implemented a change in accounting principle to reflect more appropriately investment returns and actuarial assumptions related to pension assets and postretirement health care and life insurance liabilities. The changes to pension assets include: adjusting to a three year smoothing period from a five year smoothing period; changing the amortization period to a maximum of five years from 11 years; and eliminating the use of a ten percent corridor for gain/loss recognition. The changes to post-retirement health care and life insurance liabilities include changing the amortization period to a maximum of five years from 11 years and eliminating the use of a ten percent corridor for gain/loss recognition. The changes were effective December 1, 1999 and resulted in a one-time after-tax gain of approximately $74 million in the first quarter of fiscal year 2000. The changes have no effect on the funded status of the pension or other postretirement benefit plans, and the employee and retiree benefit plans remain unchanged.

Outlook for Fiscal Year 2002

     As discussed under "Forward-Looking Statements" at the beginning of this section, the forward-looking statements contained herein involve certain risks, estimates, assumptions and uncertainties with respect to future revenues and activity levels, cash flows, contract performance, the outcome of contingencies including environmental remediation and anticipated costs of capital. Some of the important factors that could cause the Company's actual results or outcomes to differ from those discussed herein are listed above under "Forward-Looking Statements."

     The year 2001 was a year of transition for the Company. The year was highlighted by the completion of a number of important strategic initiatives including: the sale of Aerojet's EIS business; the acquisition of Draftex; restructuring of GDX Automotive, Aerojet Fine Chemicals and the Company's corporate headquarters; and, federal and state agreements to carve out land from the Aerojet Superfund site designation, returning this land to beneficial use, pending approval by the United States District Court. In addition, in December 2001, the Company repurchased the minority interest in AFC from NextPharma. The Company expects that its results of operations for fiscal year 2002 will be impacted by the direction of economic and market conditions in the United States and in Europe. The Company's financial performance will also be affected by the success of the various restructuring activities undertaken in fiscal year 2001, which included personnel reductions and closing certain manufacturing facilities at GDX Automotive, personnel reductions at AFC and an early retirement program directed at reducing corporate staff.

     The GDX Automotive segment expects to begin realizing production efficiencies from its continuing consolidation and integration efforts in fiscal year 2002, and resolution of the Ford Explorer launch issues. However, results for the segment are largely dependent on vehicle sales and production rates associated with platforms for which the segment provides parts. Many in the automobile industry are predicting a decrease in vehicle sales and production rates in 2002 as compared with 2001, which may have a negative effect on the segment's revenues. The Company believes that its restructuring and other cost-savings efforts, including personnel reduction and closing of several manufacturing facilities, will have a favorable effect on the profitability of GDX Automotive. The addition of the Draftex business has provided GDX Automotive with a substantially broadened and more diversified customer base and the global manufacturing presence necessary to serve customers around the world.

     The Company's Aerospace and Defense segment has been relatively unaffected by recent economic events and the repercussions of the September 2001 terrorist attacks in the United States. Continuing technical innovation and successful new product design and development - core Aerojet strengths - led to the receipt of an unprecedented number of new contract awards in 2001, including key positions on important space launch and missile defense programs that provide significant momentum for growth in the future. The financial results for the segment for fiscal year 2002 will be materially affected by the sale of the EIS business on October 19, 2001. As mentioned above, the EIS business had revenues of approximately $398 million and pre-tax income of approximately $30 million for the period December 1, 2000 through October 19, 2001. In December 2001, federal and state agencies agreed to carve out approximately 2,600 acres of land from the Superfund site designation. Management expects the United States District Court to approve the Partial Consent Decree modifications in due course. This is a major step forward in the Company's strategy to maximize the value of its real estate holdings.

     The financial performance of the Company's Fine Chemicals segment is expected to improve in fiscal year 2002. During fiscal year 2001, AFC's workforce was reduced by almost 100 positions, or by 40 percent, and management continued its focus on improving operational and manufacturing efficiencies. In December 2001, the Company reacquired the minority interest held by NextPharma and reassumed responsibility for the sales, marketing and customer interface. AFC's focus on operational efficiency, improving relationships with its current customers and increasing marketing efforts are expected to provide substantial benefits in the future.

OTHER INFORMATION

Environmental matters

     GenCorp's policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes a significant amount of resources and management attention to environmen-tal matters and actively manages its ongoing processes to comply with extensive environmental laws and regulations. The Company is involved in the remediation of environmental conditions that resulted from generally accepted manufacturing and disposal practices in the 1950's and 1960's followed at certain GenCorp plants. In addition, the Company has been designated a PRP with other companies at third party sites undergoing investigation and remediation.

     In 2001, capital expenditures for projects related to the environment were approximately $1 million, compared to $1 million in 2000 and $5 million in 1999. The Company currently forecasts that capital expenditures for environmental projects will approximate $2 million in 2002 and $1 million in 2003.

     During 2001, noncapital expenditures for environmental compliance and protection totaled $75 million, of which $11 million was for recurring costs associated with managing hazardous substances and pollution abatement in ongoing operations and $64 million was for investigation and remediation efforts at other sites. Of the $64 million, $40 million was for an irrevocable escrow for the BPOU project to implement an EPA Unilateral Administrative Order. The majority of GenCorp's environmental liabilities relate to its Aerojet business and Aerojet has executed agreements for substantial cost recovery from the U. S. Government. In addition, Aerojet will be reimbursed for allowable site restoration costs via a pass through recovery agreement with Northrop Grumman. The company currently estimates that noncapital expenditures for environmental compliance and protection will range between $48 million and $74 million in 2002. Actual expenditures will depend upon the 1) timing of signing of the BPOU agreement in the San Gabriel Valley 2) issuance of a Western Groundwater Operable Unit Consent Decree in Sacramento and 3) finalization of the Partial Consent Decree modifications in Sacramento. The range of expenditures will also depend upon the timing of government approvals for remediation projects, contractor mobilization ability and the receipt of anticipated government funding for the San Gabriel Valley BPOU.

     Similar noncapital expenditures were $30 million and $40 million in 2000 and 1999, respectively.

     The nature of environmental investigation and cleanup activities often makes it difficult to determine the timing and amount of any estimated future costs that may be required for remedial measures. The Company reviews these matters and accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and the amount of the liability (usually based upon proportionate sharing) can be reasonably estimated. The Company's Consolidated Balance Sheet (included in Part II, Item 8 of this report) as of November 30, 2001 reflects accruals of $279 million and amounts recoverable of $158 million from the U.S. Government and other third parties for such costs. Pursuant to U.S. Government procurement regulations and a "global" settlement agreement covering environmental contamination at the Company's Sacramento and Azusa, California sites, the Company can recover a substantial portion of its environmental costs for its Aerospace and Defense segment through the establishment of prices for the Company's products and services sold to the U.S. Government. The ability of the Company to continue recovering these costs from the U.S. Government depends on Aerojet's sustained business volume under U.S. Government contracts and programs. The Company is in the process of negotiating a settlement of certain claims related to the BPOU in San Gabriel Valley Basin, California. The Company's forecast of capital and noncapital expenses in 2002 related to environmental matters provided above includes provisions for the settlement of the BPOU claims discussed in Note 9(c) in Notes to Consolidated Financial Statements.

     The effect of the resolution of environmental matters and the Company's obligations for environmental remediation and compliance cannot be predicted due to the uncertainty concerning both the amount and timing of future expenditures and future results of operations. Based on information available to management at issuance of this Form 10-K and assuming final judicial and/or PRP allocation approvals, GenCorp believes its approximate allocated share of liability for the following sites is or will be as follows; Azusa, CA Site (100%), Baldwin Park Operable Unit, Los Angeles, CA (50%-60%), Lawrence, MA (100%), McDonnell Douglas Site, Rancho Cordova, CA (10-20%), Olin Site, Ashtabula, OH (0% to 35%) and Sacramento, CA Site (100%). However, management believes, on the basis of presently available information, that the resolution of environmental matters and the Company's obligations for environmental remediation and compliance will not have a material adverse effect on the Company's competitive position, results of operations, liquidity or financial condition. The Company will continue its efforts to mitigate past and future costs through pursuit of claims for insurance coverage and continued investigation of new and more cost effective remediation alternatives and associated technologies.

     For additional discussion of environmental and related legal matters, see Notes 9(b) and 9(c) in Notes to Consolidated Financial Statements incorporated herein by reference.

Critical Accounting Policies

     There are certain accounting policies that the Company believes are critical to its business and the understanding of its financial statements. These policies are discussed below. In addition, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. The amounts recorded in the Company's consolidated financial statements for pension and postretirement benefit plans, environmental matters and other contingencies, for example, depend substantially on estimates and assumptions. For a discussion of other significant accounting policies used by the Company in the preparation of its financial statements see Note 1 in Consolidated Financial Statements contained in Part II, Item 8 of this report.

     Revenue recognition -- Generally, sales are recorded when products are shipped or customer acceptance has occurred, all other significant customer obligations have been met and collection is reasonably assured. Sales and income under most government fixed-price and fixed-price-incentive production type contracts are recorded as deliveries are made. For contracts where relatively few deliverable units are produced over a period of more than two years, revenue and income are recognized at the completion of measurable tasks, rather than upon delivery of the individual units. Sales under cost reimbursement contracts are recorded as costs are incurred, and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs.

     Certain government contracts contain cost or performance incentive provisions that provide for increased or decreased fees or profits based upon actual performance against established targets or other criteria. Penalties and cost incentives are considered in estimated sales and profit rates. Performance incentives are recorded when earned or measurable. Provisions for estimated losses on contracts are recorded when such losses become evident. The Company uses the full absorption costing method for government contracts which includes direct costs, allocated overhead and general and administrative expense. Work-in-process on fixed-price contracts includes full cost absorption, less the average estimated cost of units or items delivered. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on the amounts reported by the Company for revenues and profitability.

     For additional discussion of Company policies relating to revenue recognition, see Note 1(i) in Notes to Consolidated Financial Statements incorporated herein by reference.

     Environmental costs - The Company accounts for identified or potential environmental remediation liabilities in accordance with the American Institute of Certified Public Accountants' Statement of Position 96-1, "Environmental Remediation Liabilities" (SOP 96-1) and Staff Accounting Bulletin No. 92. "Accounting and Disclosures Relating to Loss Contingencies". Under this guidance, the Company expenses, on a current basis, recurring costs associated with managing hazardous substances and pollution in ongoing operations. The Company accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred, and its proportionate share of the amount can be reasonably estimated. See the discussion above under "Environmental matters" for additional information regarding significant estimates and other factors involving the Company's obligations for environmental remediation costs.

     Business combinations -- The Company acquired the Draftex business in December 2000. As part of the acquisition, which was accounted for under the "purchase method," the Company was required to record acquired tangible and intangible assets and assumed liabilities at fair value. Although the Company obtained the services of appraisers to assist with the valuation process, the valuation of acquired assets and the resulting goodwill required certain estimates and assumptions that affect amounts reported in the Company's financial statements. Amounts recorded for tangible and intangible assets affect future results of operations through depreciation and amortization expense. In addition, all acquired assets, including goodwill, are subject to tests for impairment. Under SFAS No. 142 "Goodwill and Other Intangible Assets", goodwill must be tested for impairment at least annually, or more frequently if indications of possible impairment exist, by comparing the net assets of each "reporting unit" (an organizational grouping) with the current fair value of the reporting unit. If the current fair value of the reporting unit is less than its carrying amount, then a second test must be performed. Under the second test, the current fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit, including an amount for any "implied" goodwill. If implied goodwill exceeds the net carrying amount of goodwill, no impairment loss is recorded. Otherwise, an impairment loss is recognized for the difference.

Recently Issued Accounting Standards

     Effective July 1, 2001, the Company adopted the provisions of SFAS No. 141, "Business Combinations" (SFAS 141), which is effective for all business combinations initiated after June 30, 2001. SFAS 141 prohibits the use of the pooling-of-interest method for business combinations and establishes the accounting and financial reporting requirements for business combinations accounted for by the purchase method. SFAS 141 also changes the criteria to recognize intangible assets apart from goodwill. The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) effective December 1, 2001. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if indications of possible impairment exist, for impairment. The Company has performed the requisite transitional impairment tests for goodwill and other intangible assets as of December 1, 2001 and has determined that these assets are not impaired as of that date. The adoption of SFAS 142 results in a reduction of annual amortization expenses of approximately $4 million related to goodwill and other indefinite lived intangible assets. The adoption of these standards will not have a material impact on the Company's results of operations, liquidity or financial condition.

     In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143) that provides accounting guidance for the costs of retiring long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact adoption of this standard will have on its financial statements, but a preliminary review indicates that it will not have a material effect on the Company's results of operations, liquidity or financial condition.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) that provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed Of." SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principal Board's Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. The Company has adopted the provisions of SFAS 144 as of December 1, 2001. The adoption of SFAS 144 is not expected to have a material effect on the Company's results of operations, liquidity or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

     The Company broadly defines liquidity as its ability to generate sufficient operating cash flows to meet its obligations and commitments. Liquidity also includes the Company's ability to obtain appropriate debt and equity financing and to convert into cash those assets that are no longer required to meet its strategic and financial objectives. Accordingly, liquidity cannot be considered separately from capital resources consisting of current or potentially available funds for use in meeting capital expenditure and debt service requirements and long-range business objectives.

     As of November 30, 2001, the Company's cash and cash equivalents totaled $44 million and the ratio of current assets to current liabilities (current ratio) was 0.90. As of November 30, 2000, the Company's cash and cash equivalents were $17 million and the current ratio was 1.04. The primary reasons for the decrease in the current ratio are: an increase in cash used in operating activities, the effects of the Draftex acquisition and the underperformance of the Company's GDX Automotive and Fine Chemicals segments. The Draftex acquisition resulted in the Company purchasing primarily long-term assets and assuming short-term obligations. Gross proceeds in the amount of $315 million from the sale of Aerojet's EIS business were used to pay down $264 million of long-term debt, fund the $40 million irrevocable escrow for the BPOU project and remit

$9 million to the EPA for past costs ($8 million of which was remitted in December 2001). A substantial portion of the payment for the BPOU project is reimbursable by the U.S. Government (see related information above under "Other Information-Environmental matters").

     The Company currently believes that its existing cash and cash equivalents ($31 million as of January 31, 2002), forecasted operating cash flows for fiscal year 2002, available bank lines, including the $25 million Term Loan C discussed below, and its ability to raise debt or equity financing or, if such financing cannot be arranged, to generate additional funds from the sources described below, will provide the Company with sufficient funds to meet its operating plan for fiscal year 2002. This operating plan provides for full operations of the Company's three business segments, capital expenditures of approximately $47 million, interest and principal payments on the Company's debt and anticipated dividend payments.

     The Company is currently considering accessing the capital markets to raise debt or equity financing, and would anticipate using the proceeds of any such financing to help fund its 2002 liquidity requirements and to repay debt. The timing, terms, size and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that the Company will be able to obtain any such financing. As discussed below, under its Credit Facility, if the Company raises at least $35 million in equity or subordinated debt prior to March 28, 2002, the Company will have access to an additional $25 million of Term Loan C borrowings.

     If the Company is not able to raise debt or equity financing in the capital markets or to obtain additional bank borrowings, the Company believes that it can generate additional funds to help fund its 2002 liquidity requirements by reducing working capital requirements, deferring capital expenditures, cost reduction initiatives in addition to those already included in the Company's operating plan and asset sales, or through a combination of these means.

     Major factors that could adversely impact the Company's forecasted operating cash flows for fiscal year 2002 and its financial condition are described in "Forward-Looking Statements" and "Outlook for fiscal year 2002" above. In addition, the Company's liquidity and financial condition will continue to be affected by changes in prevailing interest rates because substantially all of its debt bears interest at variable interest rates.

     Net cash used in continuing operations for fiscal year 2001 was $69 million. Cash provided by continuing operations was $23 million in 2000 and $100 million in 1999. The decrease in cash provided by continuing operations reflects the payment of certain current liabilities assumed as part of the Draftex acquisition, the cash flow impact of the Company's restructuring activities (e.g., severance payments), increased environmental expenditures (net of reimbursements) and decreased financial performance of the GDX Automotive and Fine Chemicals segments. The decrease in operating cash in fiscal year 2000 compared with fiscal year 1999 primarily reflects the absence of certain environmental insurance settlements received in 1999, offset by other expected working capital changes and the timing of income tax payments.

     In fiscal year 2001, capital expenditures totaled $49 million, compared to $82 million and $97 million in fiscal years 2000 and 1999, respectively. Capital expenditures in 2001 were favorably affected by management initiatives to reduce capital outlays where practical. The Company's capital expenditures directly support the Company's contract and customer requirements and are primarily made for asset replacement and capacity expansion, cost reduction initiatives, safety and productivity improvements and environmental remediation and compliance. Capital expenditures in fiscal 2000 and 1999 included significant investments in support of the SBIRS program and new manufacturing facilities at AFC. Capital expenditures for fiscal year 2002 are currently projected to be approximately $47 million. Investing activities in fiscal year 2001 also included proceeds from the sale of the EIS business and amounts paid for the purchase of Draftex. Both of these transactions are discussed above.

     Net cash provided by financing activities for fiscal year 2001 was $2 million compared with $28 million in fiscal year 2000. Net cash used in financing activities was $29 million in fiscal year 1999. Net cash provided by financing activities for fiscal year 2001 reflects the debt incurred as part of the Draftex acquisition, partially offset by the use of gross proceeds from the sale of the EIS business to reduce debt. The Company paid dividends of $5 million in both 2001 and 2000. Cash provided by financing activities in 2000 included a net increase in long-term debt of $37 million primarily used to fund capital expenditures, offset by payments of short-term debt and dividends. Cash flows used in financing activities in fiscal year 1999 included a net $210 million decrease in long-term debt and $20 million in dividends offset by a $200 million dividend payment received from OMNOVA related to the spin-off of the Company's Polymer Products segment.

     As of November 30, 2000, the Company had a five year, $250 million Revolving Credit Facility Agreement (Former Credit Facility) that was scheduled to expire in 2004. The Former Credit Facility was paid-off on December 28, 2000.

     On December 28, 2000, the Company entered into a new, five year, $500 million senior credit facility (Credit Facility). The Credit Facility was used to finance the acquisition of the Draftex business (see Note 1(a)) and replaced the Former Credit Facility. The Credit Facility consisted of a $150 million revolving loan (Revolver) and a $150 million term loan (Term Loan A), expiring December 28, 2005, and a $200 million term loan (Term Loan B), expiring December 28, 2006. Effective August 31, 2001 the Company executed Amendment Number 2 to the Credit Facility providing for transfer of $13 million of the Revolver and $52 million of the Term Loan A to Term Loan B. The outstanding balance of Term Loan B on October 19, 2001 of $264 million (balance of $265 million after transfer of $13 million of the Revolver and $52 million of Term Loan A, less repayment of approximately $1 million in September 2001) was repaid with the proceeds from the sale of Aerojet's EIS business (see Note 1(a)). The Company obtained waivers in October 2001, November 2001, December 2001 and February 2002 waiving reduction of the Revolver from $150 million to $137 million until March 8, 2002. On February 28, 2002 the Company executed Amendment Number 4 to the Credit Facility, which provides an additional $25 million term loan (Term Loan
C) with the ability to request an additional $25 million under Term Loan C, subject to the satisfaction of certain conditions and the Company issuing $35 million of equity or subordinated debt prior to March 28, 2002. Amendment Number 4 also extended the reduction of the Revolver from March 8, 2002 to March 28, 2002. The initial $25 million Term Loan C has a term which matures on December 28, 2002, but in the event the Company obtains $35 million of equity or subordinated debt prior to March 28, 2002, the term for the total Term Loan C matures December 28, 2004. As of February 28, 2002 the Company did draw-down $25 million of Term Loan C, which the Company intends to use to fund working capital requirements or to pay down debt.

     As of November 30, 2001 and February 28, 2002 the outstanding Term Loan A balances were approximately $88 million and $86 million, respectively. Pursuant to Amendment Number 2, the Term Loan A scheduled repayments remaining as of February 28, 2002 are: twelve equal quarterly principal payments of approximately $5 million through December 2004, and four equal quarterly payments of approximately $7 million through December 2005. Term Loan C scheduled repayments for the initial $25 million Term Loan C are quarterly principal payments of $625,000, commencing June 2002, with a balloon payment of approximately $24 million, if the maturity is December 28, 2002 and $19 million if the maturity is December 28, 2004. In the event the additional $25 million Term Loan C is funded, the repayment schedule on the total Term Loan C of $50 million commences June 2002, with ten equal quarterly principal payments of $1.25 million and a balloon payment of $38 million on December 28, 2004. The quarterly principal repayment dates for Term Loans A and C are: March 28, June 28, September 28, and December 28 along with associated interest payments.

     The Company pays a commitment fee between 0.375 percent and 0.50 percent (based on the most recent leverage ratio) on the unused balance. Borrowings under the Credit Facility bear interest at the borrower's option, at various rates of interest, based on an adjusted base rate (prime lending rate or federal funds rate plus 0.50 percent) or Eurodollar rate, plus, in each case, an incremental margin. For the Revolver and Term Loan A borrowings the incremental margin is based on the most recent leverage ratio, for base rate loans the margin ranges between 0.75 percent and 2.0 percent and for Eurodollar rate borrowings the margin ranges between 1.75 percent and 3.00 percent. For Term Loan C borrowings the initial margins for base rate loans and Eurodollar rate based loans are 3.50 percent and 4.50 percent, respectively. The margins for Term Loan C borrowings increase quarterly by 0.50 percent each quarter beginning after June 28, 2002. Increases to the margins are cumulative, but shall not exceed, in the aggregate, 4.00 percent. Cash paid for interest was $34 million, $17 million and $20 million in 2001, 2000 and 1999, respectively.

     The Credit Facility, as executed on December 28, 2000, was secured by stock of certain subsidiaries of the Company and certain real property of the GDX Automotive segment of the Company. Execution of Amendment Number 4 to the Credit Facility and the provision of Term Loan C required the Company to pledge additional collateral consisting of: the assets of, and the Company's interest in, AFC, non-Superfund property located in California, real estate in Nevada and a $21 million note receivable.

     As of November 30, 2001, the available borrowing limit under the Credit Facility was $241 million, of which the Company had drawn-down $208 million (excluding letters of credit), and the average interest rate on the outstanding balance of the Credit Facility was 5.4 percent. At November 30, 2001, outstanding letters of credit totaled $9 million. As of February 28, 2002 the available borrowing limit under the Revolver was $150 million, of which the Company had drawn-down $125 million (excluding outstanding letters of credit in the amount of $8 million).

     The Credit Facility contains certain restrictive covenants that require the Company to meet specific financial ratios and restrict capital expenditures, the ability to incur additional debt and certain other transactions. The Credit Facility permits dividend payments as long as there is no event of default. The Credit Facility's four financial covenants are: an interest coverage ratio, a leverage ratio, a fixed charge coverage ratio and a consolidated net worth test, all as defined in the amended Credit Facility. Effective August 31, 2001 the interest coverage and the leverage ratios for the quarter ended August 31, 2001 and the interest coverage ratio for the quarter ended November 30, 2001 were amended as a result of the decreased financial performance of the GDX Automotive and Fine Chemicals segments. As presented in the table below, the Company was in compliance with all financial ratios as of November 30, 2001:

                                                                ACTUAL RATIO OR
                                                                 AMOUNT AS OF
AS OF NOVEMBER 30, 2001                                        NOVEMBER 30, 2001
-----------------------                                        -----------------
Interest coverage ratio, not less than: 3.50 to 1.00........        3.65 to 1.00
Leverage ratio, not greater than: 2.75 to 1.00..............        2.08 to 1.00
Fixed charges coverage ratio, not less than: 1.05 to 1.00...        1.21 to 1.00
Consolidated net worth, not less than: $234 million.........        $310 million

     Giving effect to Amendment Number 4 to the Credit Facility, the required financial covenants for fiscal 2002 are summarized in the table below:

                                                             FISCAL QUARTER ENDED
                                       ----------------------------------------------------------------
                                       FEBRUARY 28,     MAY 31,       AUGUST 31,       NOVEMBER 30,
                                           2002           2002           2002       2002 AND THEREAFTER
                                       ------------   ------------   ------------   -------------------
Interest coverage ratio, not less
  than:..............................  3.50 to 1.00   3.75 to 1.00   3.75 to 1.00      4.00 to 1.00
Leverage ratio, not greater than:....  3.10 to 1.00   3.10 to 1.00   2.75 to 1.00      2.50 to 1.00
Fixed charges coverage ratio, not
  less than:.........................  1.00 to 1.00   1.00 to 1.00   1.05 to 1.00      1.05 to 1.00

     On the last day of any fiscal quarter, minimum consolidated net worth is required to be equal to the sum of $170 million, plus an amount equal to 50 percent of the aggregate consolidated net income of the Company for all fiscal quarters ended on or after February 28, 2001.

     Based on current forecasted financial results, the Company expects to be in compliance with all of the above financial covenants for fiscal year 2002, although no assurance can be given in this regard.

     As of November 30, 2001, the Company's debt maturities (Revolver of $120 million, Term Loan A of $88 million and other debt of $6 million) are summarized as follows (in millions):

2002    2003    2004    2005    2006
----    ----    ----    ----    ----
$17     $22     $20     $27     $128

     Term Loan C in the amount of $25 million, drawn as of February 28, 2002, currently matures on December 28, 2002 (see discussion above).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     The Company is exposed to market risk from changes in interest rates on long-term debt obligations. The Company's policy is to manage interest rates through the use of a combination of fixed and variable rate debt. The Company is currently evaluating the use of derivative financial instruments to manage its interest rate risk.

The interest rates on substantially all of the Company's outstanding long-term debt are variable. The interest rates are based on the London InterBank Offering Rate (LIBOR). As of November 30, 2001, the Company's long-term debt totaled $197 million and had an average variable interest rate of 5.4 percent. A one point change of the interest rate on the Company's long-term debt would have affected interest expense in 2001 by approximately $4 million. The interest rates on the Company's long-term debt reflect market rates and therefore, the carrying value of long-term debt approximates its fair value.

Foreign Currency Exchange Rate Risk

     The Company has foreign currency exchange rate risk resulting from operations in foreign countries, including Canada, four countries in Europe and in China. The Company currently does not comprehensively hedge its exposure to foreign currency rate changes, although it may choose to selectively hedge exposure to foreign currency rate change risk. In the fourth quarter of fiscal year 2000, the Company entered into a foreign currency option contract to purchase a specified number of Euros at a specified exchange rate, in order to hedge against market fluctuations during negotiations to acquire Draftex. In connection with the option contract that expired on November 30, 2000, the Company expensed approximately $8 million. The Company entered into several foreign currency exchange contracts related to the Draftex acquisition in December 2000. Settlement of the contracts, which occurred in the first quarter of 2001, resulted in a gain of $11 million. Besides these transactions, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Commodity Price Risk

     The operations of the Company's GDX Automotive segment are dependent on the availability of rubber and related raw materials. Because of this dependence, significant increases in the price of these raw materials could have a material adverse impact on the Company's results of operations and financial condition. The Company employs a diversified supplier base as part of its efforts to mitigate the risk of a supply interruption. For 2001 and 2000, rubber and rubber-related raw materials accounted for 11 percent and 9 percent, respectively, of the GDX Automotive segment's cost of goods sold (as adjusted to exclude unusual items). Based on 2001 activity levels, a 10 percent increase in the average annual cost of these raw materials would increase the GDX Automotive segment's cost of goods sold by approximately $8 million.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information called for by this item is set forth beginning on the next page of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

              REPORT OF ERNST & YOUNG LLP, INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of GenCorp Inc.:

     We have audited the accompanying consolidated balance sheets of GenCorp Inc. as of November 30, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended November 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GenCorp Inc. at November 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2001, in conformity with accounting principles generally accepted in the United States.

     The accompanying consolidated financial statements for the years ended November 30, 2000 and 1999 have been restated as discussed in Note 2.

                                                               Ernst & Young LLP

Sacramento, California
February 28, 2002

                                  GENCORP INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                       YEAR ENDED NOVEMBER 30,
                                                                --------------------------------------
                                                                   2001          2000          1999
                                                                   ----          ----          ----
                                                                               RESTATED      RESTATED
                                                                (DOLLARS IN MILLIONS, EXCEPT PER SHARE
                                                                               AMOUNTS)
NET SALES...................................................      $1,486        $1,047        $1,071
COSTS AND EXPENSES
Cost of products sold.......................................       1,280           860           925
Selling, general and administrative.........................          42            40            41
Depreciation and amortization...............................          77            50            44
Interest expense............................................          33            18             6
Other income, net...........................................         (11)          (12)           (7)
Foreign exchange (gain) loss................................         (11)            8            --
Restructuring charges.......................................          40            --            --
Unusual items, net..........................................        (151)           (4)          (12)
                                                                  ------        ------        ------
                                                                   1,299           960           997
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.......         187            87            74
Provision for income taxes..................................          59            35            29
                                                                  ------        ------        ------
INCOME FROM CONTINUING OPERATIONS...........................         128            52            45
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES....          --            --            26
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE, NET
  OF INCOME TAXES...........................................          --            74            --
                                                                  ------        ------        ------
  NET INCOME................................................      $  128        $  126        $   71
                                                                  ======        ======        ======
EARNINGS PER SHARE OF COMMON STOCK
Basic:
  Continuing operations.....................................      $ 3.03        $ 1.24        $ 1.09
  Discontinued operations...................................          --            --          0.63
  Cumulative effect of a change in accounting principle.....          --          1.76            --
                                                                  ------        ------        ------
       Total................................................      $ 3.03        $ 3.00        $ 1.72
                                                                  ======        ======        ======
Diluted:
  Continuing operations.....................................      $ 3.00        $ 1.23        $ 1.07
  Discontinued operations...................................          --            --          0.63
  Cumulative effect of a change in accounting principle.....          --          1.76            --
                                                                  ------        ------        ------
       Total................................................      $ 3.00        $ 2.99        $ 1.70
                                                                  ======        ======        ======

                See notes to consolidated financial statements.

                                  GENCORP INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                AS OF NOVEMBER 30
                                                              ----------------------
                                                                2001          2000
                                                                ----          ----
                                                                            RESTATED
                                                              (DOLLARS IN MILLIONS,
                                                                 EXCEPT PER SHARE
                                                                     AMOUNTS)
CURRENT ASSETS
Cash and cash equivalents...................................   $   44        $   17
Accounts receivable.........................................      189           135
Inventories, net............................................      167           182
Current deferred income taxes...............................       14            11
Prepaid expenses and other..................................        4             1
                                                               ------        ------
          Total Current Assets..............................      418           346
NONCURRENT ASSETS
Property, plant and equipment, net..........................      454           366
Recoverable from the U.S. Government and other third parties
  for environmental remediation costs.......................      138           203
Deferred income taxes.......................................        6            78
Prepaid pension asset.......................................      287           281
Goodwill, net...............................................       65             8
Other noncurrent assets, net................................       96            43
                                                               ------        ------
          Total Noncurrent Assets...........................    1,046           979
                                                               ------        ------
          Total Assets......................................   $1,464        $1,325
                                                               ======        ======
CURRENT LIABILITIES
Short-term borrowings and current portion of long-term
  debt......................................................   $   17        $   --
Accounts payable............................................       83            54
Income taxes payable........................................       29             5
Other current liabilities...................................      336           272
                                                               ------        ------
          Total Current Liabilities.........................      465           331
NONCURRENT LIABILITIES
Long-term debt, net of current portion......................      197           190
Postretirement benefits other than pensions.................      194           236
Reserves for environmental remediation......................      244           328
Other noncurrent liabilities................................       54            54
                                                               ------        ------
          Total Noncurrent Liabilities......................      689           808
                                                               ------        ------
          Total Liabilities.................................    1,154         1,139
COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY
Preference stock, par value of $1.00; 15 million shares
  authorized; none issued or outstanding....................       --            --
Common stock, par value of $0.10; 150 million shares
  authorized; 42.9 million shares issued, 42.6 million
  outstanding in 2001 (42.2 million shares issued, 42.0
  million shares outstanding in 2000)                               4             4
Other capital...............................................        9             2
Retained earnings...........................................      331           208
Accumulated other comprehensive loss, net of income taxes...      (34)          (28)
                                                               ------        ------
          Total Shareholders' Equity........................      310           186
                                                               ------        ------
          Total Liabilities and Shareholders' Equity........   $1,464        $1,325
                                                               ======        ======

                See notes to consolidated financial statements.

                                  GENCORP INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                ACCUMULATED
                                       COMMON STOCK                                OTHER           TOTAL
                                    -------------------    OTHER    RETAINED   COMPREHENSIVE   SHAREHOLDERS'
                                      SHARES     AMOUNT   CAPITAL   EARNINGS       LOSS            EQUITY
                                    ----------   ------   -------   --------   -------------   --------------
                                            (DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)
NOVEMBER 30, 1998 -- AS
  REPORTED........................  41,535,524     $4      $ 151     $ 198         $ (9)           $ 344
Adjustment, see Note 2............          --     --         --        (5)          --               (5)
                                    ----------     --      -----     -----         ----            -----
NOVEMBER 30, 1998  -- RESTATED....  41,535,524      4        151       193           (9)             339
Net income -- As restated.........          --     --         --        71           --               71
Currency translation adjustments
  and other.......................          --     --         --        --           (9)              (9)
Cash dividends of $0.48 per
  share...........................          --     --         --       (20)          --              (20)
Shares issued under stock option
  and stock incentive plans.......     326,777     --          4        --           --                4
Dividend transfer from OMNOVA
  Solutions, Inc. ................          --     --        200        --           --              200
Net asset transfer to OMNOVA
  Solutions, Inc. ................          --     --       (355)     (157)           1             (511)
                                    ----------     --      -----     -----         ----            -----
NOVEMBER 30, 1999 -- RESTATED.....  41,862,301      4         --        87          (17)              74
Net income -- As restated.........          --     --         --       126           --              126
Currency translation adjustments
  and other.......................          --     --         --        --          (11)             (11)
Cash dividends of $0.12 per
  share...........................          --     --         --        (5)          --               (5)
Shares issued under stock option
  and stock incentive plans.......     104,679     --          2        --           --                2
                                    ----------     --      -----     -----         ----            -----
NOVEMBER 30, 2000 -- RESTATED.....  41,966,980      4          2       208          (28)             186
Net income........................          --     --         --       128           --              128
Currency translation adjustments
  and other.......................          --     --         --        --           (6)              (6)
Cash dividends of $0.12 per
  share...........................          --     --         --        (5)          --               (5)
Shares issued under stock option
  and stock incentive plans.......     661,187     --          7        --           --                7
                                    ----------     --      -----     -----         ----            -----
NOVEMBER 30, 2001.................  42,628,167     $4      $   9     $ 331         $(34)           $ 310
                                    ==========     ==      =====     =====         ====            =====

                See notes to consolidated financial statements.

                                  GENCORP INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED NOVEMBER 30,
                                                              --------------------------------
                                                                2001        2000        1999
                                                                ----        ----        ----
                                                                          RESTATED    RESTATED
                                                                   (DOLLARS IN MILLIONS)
OPERATING ACTIVITIES
Income from continuing operations...........................   $ 128      $     52    $     45
Adjustments to reconcile income from continuing operations
  to net cash used in operating activities:
     Gain on sale of businesses.............................    (206)           (5)         --
     Gain on sale of property, plant and equipment..........     (23)           --          --
     Foreign currency gain..................................     (11)           --          --
     Depreciation and amortization..........................      77            50          44
     Deferred income taxes..................................      66            14         (12)
       Changes in operating assets and liabilities net of
          effects of acquisitions and dispositions of
          businesses:
            Accounts receivable.............................     (34)            4          25
            Inventories.....................................      33           (38)        (43)
            Other current assets............................      (3)            4           7
            Other noncurrent assets.........................      23            17         (88)
            Current liabilities.............................     (18)          (31)         42
            Other noncurrent liabilities....................    (101)          (44)         80
                                                               -----      --------    --------
Net Cash (Used in) Provided by Continuing Operations........     (69)           23         100
Net Cash Provided by Discontinued Operations................      --            --          54
                                                               -----      --------    --------
               Net Cash (Used in) Provided by Operating
                 Activities.................................     (69)           23         154
INVESTING ACTIVITIES
Capital expenditures........................................     (49)          (82)        (97)
Proceeds from disposition of EIS business...................     315            --          --
Proceeds from the sale of minority interest in subsidiary...      --            25          --
Proceeds from disposition of property, plant and
  equipment.................................................      12            --           1
Acquisition of Draftex business, net of cash acquired.......    (184)           --          --
Discontinued operations.....................................      --            --         (30)
                                                               -----      --------    --------
               Net Cash Provided by (Used in) Investing
                 Activities.................................      94           (57)       (126)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt................     350            --         149
Repayments on long-term debt................................    (262)           --        (359)
Borrowings (repayments) on revolving credit facility, net...     (84)           37          --
Repayments on short-term debt, net..........................      (4)           (5)         (2)
Dividends paid..............................................      (5)           (5)        (20)
Other equity transactions...................................       7             1           3
Cash dividend from OMNOVA Solutions, Inc. ..................      --            --         200
                                                               -----      --------    --------
               Net Cash Provided by (Used in) Financing
                 Activities.................................       2            28         (29)
                                                               -----      --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      27            (6)         (1)
Cash and Cash Equivalents at Beginning of Year..............      17            23          24
                                                               -----      --------    --------
               Cash and Cash Equivalents at End of Year.....   $  44      $     17    $     23
                                                               =====      ========    ========

                See notes to consolidated financial statements.

                                  GENCORP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  BASIS OF PRESENTATION AND NATURE OF OPERATIONS

     The consolidated financial statements of GenCorp Inc. (GenCorp or the Company) include the accounts of the parent company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to financial information for prior years to conform to the current year's presentation.

     The Company is a multinational manufacturing company operating primarily in the United States and Europe. The Company's continuing operations are organized into three segments: GDX Automotive, Aerospace and Defense and Fine Chemicals. The Company's GDX Automotive segment is a major automotive supplier, engaged in the development, manufacture and sale of highly engineered extruded and molded rubber and plastic sealing systems for vehicle bodies and windows for automotive original equipment manufacturers. The Aerospace and Defense segment includes the operations of Aerojet-General Corporation (Aerojet). Aerojet's business primarily serves high technology markets that include Space and Strategic Rocket Propulsion and Tactical Weapons. Primary customers served include major prime contractors to the U.S. Government, the Department of Defense (DoD) and the National Aeronautics and Space Administration (NASA). In addition, the Company also has significant undeveloped real estate holdings in Sacramento, California. The Company's real estate business is a component of its Aerospace and Defense segment. The Company's Fine Chemicals segment consists of the operations of Aerojet Fine Chemicals LLC (AFC). AFC supplies special intermediates and active pharmaceutical ingredients primarily to commercial customers in the pharmaceutical industry. Information on the Company's operations by segment and geographic area is provided in Note 11. Also, see Notes 9(c) and 11 for additional information related to the Company's real estate holdings.

     Management currently believes that its existing cash, forecasted operating cash flows for fiscal year 2002, available bank lines, including $25 million available from Term Loan C as of February 28, 2002, and its ability to generate additional funds from the sources described below will provide the Company with sufficient funds to meet its operating plan for fiscal year 2002. The operating plan provides for full operations of the Company's three business segments, anticipated capital expenditures of approximately $47 million, interest and principal payments on the Company's debt and anticipated dividend payments.

     The Company is currently considering accessing the capital markets to raise debt or equity financing, and would anticipate using the proceeds of any such financing to help fund its 2002 liquidity requirements and to repay debt. The timing, terms, size and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that the Company will be able to obtain any such financing. As discussed in Note 7, if the Company raises at least $35 million in equity or subordinated debt prior to March 28, 2002, the Company will have access to an additional $25 million of Term Loan C borrowings.

     If the Company is not able to raise debt or equity financing in the capital markets or to obtain additional bank borrowings, the Company believes that it can generate additional funds to help fund its 2002 liquidity requirements by reducing working capital requirements, deferring capital expenditures, cost reduction initiatives in addition to those already included in the Company's operating plan and asset sales, or through a combination of these means. The Company's liquidity and financial condition will continue to be affected by changes in prevailing interest rates because substantially all of its debt bears interest at variable interest rates.

     Aerojet finalized the sale of its Electronics and Information Systems (EIS) business to Northrop Grumman Corporation (Northrop Grumman) for $315 million in cash on October 19, 2001, subject to certain working capital adjustments as defined in the agreement. In December 2001, Northrop Grumman proposed significant adjustments which would require that Aerojet make a purchase price reduction of approximately $42 million. Aerojet disagrees with Northrop Grumman's proposed balance sheet adjustments on the basis that they are inconsistent with the Asset Purchase Agreement (APA). The proposed adjustments are subject to arbitration. The pre-tax gain on the transaction was $206 million. The EIS business had revenues of approximately $398 million and pre-tax income of approximately $30 million for the period December 1, 2000 through October 19, 2001. The results of operations for EIS are included in the Company's Aerospace and Defense segment for all periods presented in the Consolidated Statements of Income through the sale date.

     On December 29, 2000, the Company acquired The Laird Group Public Limited Company's (The Laird Group) Draftex International Car Body Seals Division (the Draftex business or Draftex) at an estimated purchase price of $215 million, including cash of $209 million and direct acquisition costs of $6 million. Certain adjustments to the purchase price were in dispute and were decided by an independent arbitrator in February 2002. However, there are further issues impacting the purchase price which have yet to be resolved between the parties. Management believes that resolution of these issues will not have a material impact on the Company's results of operations, liquidity or financial condition. Draftex is now included as part of the Company's GDX Automotive segment. As part of the transaction, 11 manufacturing plants in Spain, France, Germany, Czech Republic, China, and the U.S. were acquired. The acquisition was accounted for under the purchase method of accounting and the excess of costs over the fair value of the net assets acquired is being amortized over a 20-year period. The allocation of purchase price includes a reserve for certain anticipated exit costs, including involuntary employee terminations and associated benefits and facility closure costs of approximately $17 million (see Note 13).

     In connection with the acquisition of Draftex, the Company entered into a new, $500 million credit facility (see Note 7).

     The pro forma unaudited results of operations assuming the acquisition of Draftex occurred as of December 1, 1999, are as follows (in millions, except per share amounts):

                                                                 YEAR ENDED
                                                                NOVEMBER 30
                                                              ----------------
                                                               2001      2000
                                                              ------    ------
Net Sales...................................................  $1,522    $1,484
Income before cumulative effect of accounting change........  $  120    $   27
Net income..................................................  $  120    $  101
Basic earnings per share of Common Stock:
  Before cumulative effect of accounting change.............  $ 2.84    $ 0.64
  Net income................................................  $ 2.84    $ 2.41
Diluted earnings per share of Common Stock:
  Before cumulative effect of accounting change.............  $ 2.82    $ 0.63
  Net income................................................  $ 2.82    $ 2.40

     These pro forma results are not necessarily indicative of the actual results of operations had the acquisition taken place as of December 1, 1999 or the results of future operations of the Company. Furthermore, the pro forma results do not give effect to the disposition of the EIS business or incremental costs or savings that may occur as a result of restructuring, integration and consolidation of the Draftex business.

     On June 5, 2000, the Company sold a 20 percent equity interest in AFC to NextPharma Technologies USA Inc. (NextPharma) for approximately $25 million in cash and exchanged an additional 20 percent equity interest in AFC for an approximate 35 percent equity interest in NextPharma's parent company. As part of the agreement, GenCorp continued to manage, operate, and consolidate AFC as the majority owner. In connection with the transaction, the Company recorded a pre-tax gain on the sale of the minority interest of approximately $5 million. In addition, the Company initially recorded a minority interest of approximately $26 million, included in other long-term liabilities, and an investment in NextPharma's parent of approximately $6 million. In December 2001, as discussed in Note 16, the Company reacquired the minority interest from NextPharma and certain agreements between the two companies were terminated.

     On October 1, 1999, in a tax-free transaction, the Company spun-off its Performance Chemicals and Decorative & Building Products businesses (OMNOVA Solutions Inc. or OMNOVA) to GenCorp shareholders as a separate, publicly traded company. The spin-off was effected by the Company's issuance of a dividend of one share of OMNOVA common stock for each share of GenCorp common stock held by GenCorp's shareholders on the September 27, 1999, record date for the dividend.

     On April 30, 1999, the Company sold its Penn Racquet Sports division (Penn) to HTM Sports-und Freizeitgeraete AG, an Austrian company and HTM USA Holdings Inc., for aggregate consideration of approximately $42 million. The Company recognized a pre-tax gain of $16 million on this transaction.

     GenCorp has disposed of its Polymer Products segment as a result of the spin-off and sale of Penn, and the Company's financial statements now reflect OMNOVA and Penn as discontinued operations. Discontinued operations also include certain other operations of the Company's Polymer Products segment, which were previously sold and expenses related to the spin-off totaling approximately $25 million. Interest expense allocated to the business segments by GenCorp management, based on the use of the borrowings, amounted to $14 million in 1999.

     The Company has also completed or undertaken several restructuring actions as discussed in Note 13. These actions included the involuntary severance of certain employees at two of the Company's operating segments, the closing of several manufacturing facilities and a Voluntary Enhanced Retirement Program
(VERP) aimed at reducing corporate overhead expenses.

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

b.  OPERATING ENVIRONMENT

     As of November 30, 2001, approximately 60 percent of the Company's employees are covered by collective bargaining or similar agreements. Of the covered employees, approximately seven percent are covered by collective bargaining agreements that are due to expire within one year.

     The operations of the Company's GDX Automotive segment are dependent on the availability of rubber and related raw materials. Because of this dependence, significant increases in the price of these raw materials could have a material adverse impact on the Company's results of operations and financial condition. The Company employs a diversified supplier base as part of its efforts to mitigate the risk of a supply interruption.

c.  CASH EQUIVALENTS

     All highly liquid debt instruments purchased with an original maturity of three months or less are considered to be cash equivalents. The Company classifies securities underlying its cash equivalents as "available-for-sale" in accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Cash equivalents are stated at cost, which approximates fair value due to the highly liquid nature and short maturities of the underlying securities.

d.  INVENTORIES

     The GDX Automotive segment uses the first-in, first-out (FIFO) method for accounting for inventory costs for facilities acquired as part of the Draftex acquisition and all other non-U.S. facilities and the last-in, first-out (LIFO) method for all other GDX Automotive locations. The Aerospace and Defense segment and AFC use the average cost method. Inventories are stated at the lower of cost or market value. See also Note 3.

e.  EQUITY-METHOD INVESTMENT

     As of November 30, 2001, the Company effectively held a 31 percent ownership interest in common stock of NextPharma's, parent company, NextPharma Technologies, S.A. (NextPharma Technologies). The interest was originally acquired in June 2000 and recorded at $6 million. The Company records its share of NextPharma Technologies' net earnings on a periodic basis in other income. Such amounts were not material in 2001 or 2000. As discussed in Note 16, the Company relinquished its interest in NextPharma Technologies in December 2001. See also Note 1(o) related to transactions with NextPharma and its parent company.

f.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost. Refurbishment costs are capitalized in the property accounts, whereas ordinary maintenance and repair costs are expensed as incurred. Depreciation is computed principally by the straight-line method for the GDX Automotive and Fine Chemicals segments, and by accelerated methods for the Aerospace and Defense segment. Depreciable lives on buildings and improvements, and machinery and equipment, range from 5 years to 45 years, and 3 years to 15 years, respectively.

     Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable. Under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), the Company recognizes an "impairment charge" when the expected net undiscounted future cash flows from an asset's use and eventual disposition are less than the asset's carrying value and the asset's carrying value exceeds its fair value. Measurement of fair value for an asset or group of assets may be based on appraisal, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset or assets. See also Note 5.

g.  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired and is amortized on a straight-line basis over 20 years. Identifiable intangible assets, such as "assembled workforce," patents, trademarks and licenses, are recorded at cost or when acquired as part of a business combination at estimated fair value. Identifiable intangible assets are amortized over their estimated useful life using the straight-line method over periods ranging from 3 to 20 years. As of November 30, 2001, goodwill, net of related amortization totaled approximately $65 million, primarily from the Company's December 2000 acquisition of Draftex. The goodwill resulting from the Draftex acquisition is subject to certain purchase price adjustments (see Note 1(a)). As of November 30, 2001, other intangible assets totaled $24 million, including $20 million for assembled workforce primarily from the Draftex acquisition. Accumulated amortization of goodwill and other intangible assets was $8 million and $4 million as of November 30, 2001 and 2000, respectively.

     The Company periodically evaluates the period of amortization of its goodwill and other intangible assets and determines if such assets are impaired by comparing the carrying values with estimated future undiscounted cash flows. This analysis is performed separately for the goodwill that resulted from each acquisition and for the other intangibles. Based on the most recent analyses, the Company believes that goodwill and other intangible assets were not impaired as of November 30, 2001.

     See also Note 15 related to the Company's adoption of new accounting standards related to goodwill and other intangible assets.

h.  PRE-PRODUCTION COSTS

     The Company accounts for certain pre-production costs in accordance with EITF Issue No. 99-5, "Accounting for Pre-Production Costs Related to Long-term Supply Arrangements". This issue addresses the accounting treatment and disclosure requirements for pre-production costs incurred by original equipment manufacturers (OEM) suppliers to perform certain services related to the design and development of the parts they will supply to the OEM as well as the design and development costs to build molds dies and other tools that will be used in producing parts. At November 30, 2001, the Company has recorded as a noncurrent asset approximately $4 million of costs for tooling for which the customer reimbursement is assured.

i.  REVENUE RECOGNITION

     The Company adopted the U.S. Securities and Exchange Commission's (SEC) Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101) as of December 1, 2000. In SAB 101, the SEC expressed its view that revenue was realizable and earned when the following four criteria were met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or the service have been rendered; (3) the seller's price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. SAB 101 also provides guidance for revenue recognition under circumstances when delivery of a finished product occurs after the finished product has been invoiced. The adoption of SAB 101 did not have a material affect on the Company's results of operations, liquidity or financial condition.

     Generally, sales are recorded when products are shipped or customer acceptance has occurred, all other significant customer obligations have been met and collection is reasonably assured. In certain limited circumstances, the Company's Fine Chemicals segment records sales when products are shipped, before customer acceptance has occurred, when adequate controls are in place to ensure compliance with contractual product specifications and a substantial history of performance has been established. In addition, the Fine Chemicals segment recognizes revenue under two contracts before the finished product is delivered to the customers. These customers have specifically requested that AFC invoice for the finished product and hold the finished product in inventory until a later date.

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

     Certain government contracts contain cost or performance incentive provisions that provide for increased or decreased fees or profits based upon actual performance against established targets or other criteria. Penalties and cost incentives are considered in estimated sales and profit rates. Performance incentives are recorded when earned or measurable. Provisions for estimated losses on contracts are recorded when such losses become evident. The Company uses the full absorption costing method for government contracts which includes direct costs, allocated overhead and general and administrative expense. Work-in-process on fixed-price contracts includes full cost absorption, less the average estimated cost of units or items delivered.

j.  RESEARCH AND DEVELOPMENT EXPENSES

     Company-sponsored research and development (R&D) expenses were $24 million in 2001 and $26 million in both 2000 and 1999. Company-sponsored R&D expenses include the costs of technical activities that are useful in developing new products, services, processes or techniques, as well as those expenses for technical activities that may significantly improve existing products or processes.

     Customer-sponsored R&D expenditures, which are funded under government contracts, totaled $215 million in 2001, $162 million in 2000 and $230 million in 1999.

k.  ENVIRONMENTAL COSTS

     The Company accounts for identified or potential environmental remediation liabilities in accordance with the American Institute of Certified Public Accountants' Statement of Position 96-1, "Environmental Remediation Liabilities" (SOP 96-1) and Staff Accounting Bulletin No. 92 "Accounting and Disclosures Relating to Loss Contingencies". Under this guidance, the Company expenses, on a current basis, recurring costs associated with managing hazardous substances and pollution in ongoing operations. The Company accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred, and its proportionate share of the amount can be reasonably estimated. The Company recognizes amounts recoverable from insurance carriers, the U.S. Government or other third parties, when the collection of such amounts is probable. Pursuant to U.S. Government agreements or regulations, the Company can recover a substantial portion of its environmental costs for its Aerospace and Defense segment through the establishment of prices of the Company's products and services sold to the U.S. Government. The ability of the Company to continue recovering these costs from the U.S. Government depends on Aerojet's sustained business volume under U.S. Government contracts and programs. With the exception of applicable amounts representing current assets and liabilities, recoverable amounts and accrued costs are included in other long-term assets and liabilities. See also Notes 9(b) and 9(c).

l.  STOCK-BASED COMPENSATION

     The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations to account for awards of stock-based compensation granted to employees. See also Note 10(c).

m.  DERIVATIVE FINANCIAL INSTRUMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which, for the Company, was effective December 1, 2000. This statement established accounting and reporting standards that require every derivative financial instrument, including certain derivative financial instruments embedded in other contracts, to be recorded in the balance sheet as either an asset or liability measured at fair value. This statement also requires that changes in a derivative financial instrument's fair value be recognized in results of operations unless specific hedge accounting criteria are met. The adoption of SFAS 133 did not have a material effect on the Company's results of operations, liquidity or financial condition, since the Company does not generally enter into transactions involving derivative financial instruments or routinely engage in hedging activities.

     In 2000, the Company entered into a foreign currency option contract to purchase a specified number of Euros at a specified exchange rate, in order to hedge against market fluctuations during negotiations to acquire the Draftex business. The Company recognized an expense of approximately $8 million in connection with this contract, which expired on November 30, 2000. The Company entered into several forward exchange contracts related to the Draftex acquisition in December 2000. Settlement of these contracts, in December 2000, resulted in a gain of $11 million. Besides these two transactions, the Company has not entered into any significant foreign currency forward exchange contracts or any other derivative financial instruments.

n.  EARNINGS PER SHARE

     A reconciliation of the numerator and denominator used in the basic and diluted earnings per share of common stock (EPS) from continuing operations computations is presented in the following table (dollars in millions, except per share amounts; shares in thousands):

                                                                YEAR ENDED NOVEMBER 30
                                                              ---------------------------
                                                               2001      2000      1999
                                                              -------   -------   -------
NUMERATOR FOR BASIC AND DILUTED EPS
  Income from continuing operations available to common
     shareholders...........................................  $   128   $    52   $    45
                                                              =======   =======   =======
DENOMINATOR FOR BASIC EPS
  Weighted average shares of common stock outstanding.......   42,228    41,933    41,741
                                                              =======   =======   =======
DENOMINATOR FOR DILUTED EPS
  Weighted average shares of common stock outstanding.......   42,228    41,933    41,741
  Employee stock options....................................      332       103       394
  Other.....................................................       23        16        13
                                                              -------   -------   -------
                                                               42,583    42,052    42,148
                                                              =======   =======   =======
EPS -- Basic................................................  $  3.03   $  1.24   $  1.09
                                                              =======   =======   =======
EPS -- Diluted..............................................  $  3.00   $  1.23   $  1.07
                                                              =======   =======   =======

o.  RELATED-PARTY TRANSACTIONS

     In fiscal year 2001 and 2000, AFC incurred expenses totaling $5 million and $2 million, respectively, for services performed by NextPharma on behalf of AFC. These services included sales and marketing efforts, customer interface and other related activities. From June 2000 through November 30, 2001, NextPharma held a minority ownership interest in AFC and GenCorp held a minority ownership interest in NextPharma's parent company. See Note 1(a) for additional information. As discussed in Note 16, the Company relinquished its interest in NextPharma Technologies in December 2001.

     Following review and approval by the Audit Committee of the GenCorp Board of Directors, GenCorp Chairman and Chief Executive Officer, Robert A. Wolfe, subscribed for 25,000 Ordinary Shares of NextPharma's parent company, NextPharma Technologies S.A., in August 2000 at an aggregate purchase price of $250,000.

2.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

     In January 2002, the Company became aware of certain potential accounting issues at two of its GDX Automotive manufacturing plants in North America. The Company promptly notified both its Audit Committee and its independent accountants. Under the direction and oversight of the Audit Committee and with the assistance of outside legal advisors and accounting consultants, the Company conducted an inquiry into these and related accounting issues as well as a more complete evaluation of accounting practices and internal control processes throughout the Company. As a result of this process, due primarily to activities at one GDX Automotive manufacturing plant, the Company is, by means of this filing, restating its previously issued financial statements for the years ended November 30, 2000 and November 30, 1999. Unaudited quarterly financial information for the year ended November 30, 2000 and the first three quarters of the year ended November 30, 2001 is also being restated by means of this filing.

     Set forth below is a comparison of the previously reported and restated Consolidated Statements of Income for the years ended November 30, 2000 and November 30, 1999. See Note 12 for a comparison of the previously reported and restated Condensed Consolidated Statements of Income for each quarter in the year ended November 30, 2000 and the first three quarters of the year ended November 30, 2001 and for the restated Consolidated Balance Sheets for each of the first three quarters of 2001 and 2000 (dollars in millions, except per share amounts).

                                                            YEAR ENDED NOVEMBER 30
                                                 ---------------------------------------------
                                                         2000                    1999
                                                 ---------------------   ---------------------
                                                 PREVIOUSLY              PREVIOUSLY
                                                  REPORTED    RESTATED    REPORTED    RESTATED
                                                 ----------   --------   ----------   --------
NET SALES......................................    $1,047      $1,047      $1,071      $1,071
COSTS AND EXPENSES.............................       955         960         995         997
                                                   ------      ------      ------      ------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES........................................        92          87          76          74
Provision for income taxes.....................        37          35          30          29
                                                   ------      ------      ------      ------
INCOME FROM CONTINUING OPERATIONS..............        55          52          46          45
DISCONTINUED OPERATIONS........................        --          --          26          26
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF INCOME TAXES...............        74          74          --          --
                                                   ------      ------      ------      ------
  NET INCOME...................................    $  129      $  126      $   72      $   71
                                                   ======      ======      ======      ======
EARNINGS PER SHARE OF COMMON STOCK
Basic:
  Continuing operations........................    $ 1.31      $ 1.24      $ 1.11      $ 1.09
  Discontinued operations......................        --          --        0.63        0.63
  Cumulative effect of a change in accounting
     principle.................................      1.76        1.76          --          --
                                                   ------      ------      ------      ------
          Total................................    $ 3.07      $ 3.00      $ 1.74      $ 1.72
                                                   ======      ======      ======      ======
Diluted:
  Continuing operations........................    $ 1.31      $ 1.23      $ 1.09      $ 1.07
  Discontinued operations......................        --          --        0.63        0.63
  Cumulative effect of a change in accounting
     principle.................................      1.76        1.76          --          --
                                                   ------      ------      ------      ------
          Total................................    $ 3.07      $ 2.99      $ 1.72      $ 1.70
                                                   ======      ======      ======      ======

     The restatement of the Company's Consolidated Balance Sheets as of November 30, 2000 resulted in an increase in assets of $1 million and an increase in liabilities of $10 million and, as of November 30, 1999, assets were increased $2 million and liabilities increased $6 million.

     The revisions primarily arise from the correction of certain balance sheet and income statement items, which among other things, relate to the accounting for customer-owned tooling and recognition of liabilities at one of the Company's GDX Automotive manufacturing plants that the Company has determined were not properly recorded in the Company's accounting records.

     The Company also restated the balance of retained earnings as of December 1, 1998. The revision, a decrease of $5 million, related to an oversight in collecting data for the calculation of certain postretirement benefit obligations at one of GDX Automotive's non-U.S. facilities in the year ended November 30, 1996 with no material impact on fiscal years 1998 and 1997.

     Unless otherwise expressly stated, all financial information in this Annual Report on Form 10-K is presented inclusive of these revisions.

3.  INVENTORIES

                                                                  AS OF
                                                               NOVEMBER 30
                                                              --------------
                                                              2001     2000
                                                              -----    -----
                                                                (MILLIONS)
Raw materials and supplies..................................  $  31    $  27
Work-in-process.............................................     20       12
Finished goods..............................................     17        9
                                                              -----    -----
Approximate replacement cost of inventories.................     68       48
  LIFO reserves.............................................     (5)      (6)
  Long-term contracts at average cost.......................    245      310
  Progress payments.........................................   (141)    (170)
                                                              -----    -----
          Inventories.......................................  $ 167    $ 182
                                                              =====    =====

     Inventories applicable to government contracts, primarily related to the Company's Aerospace and Defense segment, include general and administrative costs. The total of such costs incurred in 2001 and 2000 was $76 million and $48 million, respectively, and the amount in inventory at the end of those years is estimated to be $36 million and $24 million at November 30, 2001 and 2000, respectively.

     In 2001, Aerojet recorded an inventory write-down of $46 million related to its participation as a propulsion supplier to a commercial launch vehicle program and also recorded a $2 million accrual for outstanding obligations connected with this effort. Aerojet's inventory consists of program unique rocket engines and propulsion systems primarily intended for use in a commercial reusable launch vehicle. The inventory write-down reflects the following: inability of a commercial customer to secure additional funding, no alternative purchasers willing to acquire inventory held by Aerojet and no market value.

     Inventories using the LIFO method represented 13 percent and 56 percent of inventories at replacement cost as of November 30, 2001 and 2000, respectively.

4.  INCOME TAXES

     The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company files a consolidated federal income tax return with its wholly-owned subsidiaries.

     The components of the Company's provision for income taxes are as follows (in millions):

                                                                     AS OF
                                                                  NOVEMBER 30
                                                              --------------------
                                                              2001    2000    1999
                                                              ----    ----    ----
CURRENT
  United States federal.....................................  $  7    $(30)   $ 29
  State and local...........................................   (19)     (8)     10
  Foreign...................................................     5       8       2
                                                              ----    ----    ----
                                                                (7)    (30)     41
DEFERRED
  United States federal.....................................  $ 47    $ 51    $(12)
  State and local...........................................    19      13      (4)
  Foreign...................................................     -       1       4
                                                              ----    ----    ----
                                                                66      65     (12)
                                                              ----    ----    ----
Provision for income taxes..................................  $ 59    $ 35    $ 29
                                                              ====    ====    ====

     A reconciliation of the federal statutory income tax rate to the Company's effective income tax rate is included in the following table:

                                                                   YEAR ENDED
                                                                  NOVEMBER 30
                                                              --------------------
                                                              2001    2000    1999
                                                              ----    ----    ----
Statutory federal income tax rate...........................  35.0%   35.0%   35.0%
State and local income taxes, net of federal income tax
  benefit...................................................   2.7     4.1     3.4
Tax settlements, including interest.........................  (7.2)      -       -
Earnings of subsidiaries taxed at other than the U.S.
  statutory rate............................................   0.4     0.7     0.2
Other, net..................................................   0.7     0.3     0.6
                                                              ----    ----    ----
     Effective income tax rate..............................  31.6%   40.1%   39.2%
                                                              ====    ====    ====

     The Company reduced its 2001 income tax expense by approximately $13 million due to the receipt of state income tax settlements.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities (in millions):

                                                                  AS OF
                                                               NOVEMBER 30
                                                              --------------
                                                              2001      2000
                                                              ----      ----
DEFERRED TAX ASSETS
Accrued estimated costs.....................................  $80       $91
Long-term contract method...................................    -         6
Net operating loss and tax credit carryforwards.............   13         3
Other postretirement and employee benefits..................   87       110
                                                              ---       ---
     Total deferred tax assets..............................  180       210
DEFERRED TAX LIABILITIES
Depreciation................................................   32        12
Pensions....................................................  128       109
                                                              ---       ---
     Total deferred tax liabilities.........................  160       121
                                                              ---       ---
       Total net deferred tax assets........................   20        89
       Less: current deferred tax assets....................  (14)      (11)
                                                              ---       ---
          Noncurrent deferred tax assets....................  $ 6       $78
                                                              ===       ===

     The majority of the net operating losses and tax credit carryforwards, which are primarily related to foreign operations, have an indefinite carryforward period with the remaining portion expiring beginning in 2005. Pre-tax income from continuing operations of foreign subsidiaries was $14 million in fiscal year 2001, $24 million in 2000 and $17 million in 1999. Cash paid during the year for income taxes of continuing and discontinued operations was $15 million in 2001, $10 million in 2000 and $58 million in 1999.

5.  PROPERTY, PLANT AND EQUIPMENT

                                                                  AS OF
                                                               NOVEMBER 30
                                                              --------------
                                                              2001     2000
                                                              -----    -----
                                                                (MILLIONS)
Land........................................................  $  37    $  30
Buildings and improvements..................................    257      261
Machinery and equipment.....................................    611      599
Construction-in-progress....................................     26       49
                                                              -----    -----
                                                                931      939
Less: accumulated depreciation..............................   (477)    (573)
                                                              -----    -----
     Total property and equipment, net......................  $ 454    $ 366
                                                              =====    =====

     Depreciation expense for fiscal years 2001, 2000 and 1999 was $65 million, $46 million and $42 million, respectively.

6.  OTHER CURRENT LIABILITIES

                                                                 AS OF
                                                              NOVEMBER 30
                                                              ------------
                                                              2001    2000
                                                              ----    ----
                                                               (MILLIONS)
Accrued goods and services..................................  $185    $150
Advanced payments on contracts..............................    41      28
Accrued compensation and employee benefits..................    24      29
Other postretirement benefits...............................    28      28
Environmental reserves......................................    35      25
Other.......................................................    23      12
                                                              ----    ----
     Total other current liabilities........................  $336    $272
                                                              ====    ====

7.  LONG-TERM DEBT AND CREDIT FACILITY

                                                                 AS OF
                                                              NOVEMBER 30
                                                              ------------
                                                              2001    2000
                                                              ----    ----
                                                               (MILLIONS)
Revolving loans.............................................  $120    $190
Term loans..................................................    88       -
Other.......................................................     6       -
                                                              ----    ----
     Total debt.............................................   214     190
Less: amounts due within one year...........................   (17)      -
                                                              ----    ----
     Long-term debt.........................................  $197    $190
                                                              ====    ====

     As of November 30, 2000, the Company had a five year, $250 million Revolving Credit Facility Agreement (Former Credit Facility) that was scheduled to expire in 2004. The Former Credit Facility was paid-off on December 28, 2000.

     On December 28, 2000, the Company entered into a new, five year, $500 million senior credit facility (Credit Facility). The Credit Facility was used to finance the acquisition of the Draftex business (see Note 1(a)) and replaced the Former Credit Facility. The Credit Facility consisted of a $150 million revolving loan (Revolver) and a $150 million term loan (Term Loan A), expiring December 28, 2005, and a $200 million term loan (Term Loan B), expiring December 28, 2006. Effective August 31, 2001 the Company executed Amendment Number 2 to the Credit Facility providing for transfer of $13 million of the Revolver and $52 million of the Term Loan A to Term Loan B. The outstanding balance of Term Loan B on October 19, 2001 of $264 million (balance of $265 million after transfer of $13 million of the Revolver and $52 million of Term Loan A, less repayment of approximately $1 million in September 2001) was repaid with the proceeds from the sale of Aerojet's EIS business (see Note 1(a)). The Company obtained waivers in October 2001, November 2001, December 2001 and February 2002 waiving reduction of the Revolver from $150 million to $137 million until March 8, 2002. On February 28, 2002 the Company executed Amendment Number 4 to the Credit Facility, which provides an additional $25 million term loan (Term Loan C) with the ability to request an additional $25 million under Term Loan C, subject to the satisfaction of certain conditions and the Company issuing $35 million of equity or subordinated debt prior to March 28, 2002. Amendment Number 4 also extended the reduction of the Revolver from March 8, 2002 to March 28, 2002. The initial $25 million Term Loan C has a term which matures on December 28, 2002, but in the event the Company obtains $35 million of equity or subordinated debt prior to March 28, 2002, the term for the total Term Loan C matures December 28, 2004. As of February 28, 2002 the Company did draw-down $25 million of Term Loan C, which the Company intends to use to fund working capital requirements or to pay down debt.

     As of November 30, 2001 and February 28, 2002 the outstanding Term Loan A balances were approximately $88 million and $86 million, respectively. Pursuant to Amendment Number 2, the Term Loan A scheduled repayments remaining as of February 28, 2002 are: twelve equal quarterly principal payments of approximately $5 million through December 2004, and four equal quarterly payments of approximately $7 million through December 2005. Term Loan C scheduled repayments for the initial $25 million Term Loan C are quarterly principal payments of $625,000, commencing June 2002, with a balloon payment of approximately $24 million, if the maturity is December 28, 2002 and $19 million if the maturity is December 28, 2004. In the event the additional $25 million Term Loan C is funded, the repayment schedule on the total Term Loan C of $50 million commences June 2002, with ten equal quarterly principal payments of $1.25 million and a balloon payment of $38 million on December 28, 2004. The quarterly principal repayment dates for Term Loans A and C are: March 28, June 28, September 28, and December 28 along with associated interest payments.

     The Company pays a commitment fee between 0.375 percent and 0.50 percent (based on the most recent leverage ratio) on the unused balance. Borrowings under the Credit Facility bear interest at the borrower's option, at various rates of interest, based on an adjusted base rate (prime lending rate or federal funds rate plus 0.50 percent) or Eurodollar rate, plus, in each case, an incremental margin. For the Revolver and Term Loan A borrowings the incremental margin is based on the most recent leverage ratio, for base rate loans the margin ranges between 0.75 percent to 2.0 percent and for Eurodollar rate borrowings the margin ranges between 1.75 percent to 3.00 percent. For Term Loan C borrowings the initial margins for base rate loans and Eurodollar rate based loans are 3.50 percent and 4.50 percent, respectively. The margins for Term Loan C borrowings increase quarterly by 0.50 percent each quarter beginning after June 28, 2002. Increases to the margins are cumulative, but shall not exceed, in the aggregate, 4.00 percent. Cash paid for interest was $34 million in 2001, $17 million in 2000 and $20 million in 1999.

     The Credit Facility, as executed on December 28, 2000, was secured by stock of certain subsidiaries of the Company and certain real property of the GDX Automotive segment of the Company. Execution of Amendment Number 4 to the Credit Facility and the provision of Term Loan C required the Company to pledge additional collateral consisting of: the assets of, and the Company's interest in, AFC, non-Superfund property located in California, real estate in Nevada and a $21 million note receivable.

     As of November 30, 2001, the available borrowing limit under the Credit Facility was $241 million, of which the Company had drawn-down $208 million (excluding letters of credit), and the average interest rate on the outstanding balance of the Credit Facility was 5.4 percent. The interest rates on the Company's long-term debt reflect market rates and, therefore, the carrying value of long-term debt approximates its fair value. At November 30, 2001, outstanding letters of credit totaled $9 million.

     The Credit Facility contains certain restrictive covenants that require the Company to meet specific financial ratios and restrict capital expenditures, the ability to incur additional debt and certain other transactions. The Credit Facility permits dividend payments as long as there is no event of default.

     As of November 30, 2001, the Company's debt maturities (Revolver of $120 million, Term Loan A of $88 million and other debt of $6 million) are summarized as follows (in millions):

2002             2003             2004             2005             2006
----             ----             ----             ----             ----
$17              $22              $20              $27              $128

     Term Loan C in the amount of $25 million drawn as of February 28, 2002 currently matures on December 28, 2002 (see discussion above).

8.  EMPLOYEE PENSION AND BENEFIT PLANS

a. DEFINED BENEFIT AND OTHER POSTRETIREMENT BENEFIT PLANS

     The Company has a number of defined benefit pension plans that cover substantially all salaried and hourly employees. Normal retirement age is 65, but certain plan provisions allow for earlier retirement. The Company's funding policy is consistent with the funding requirements of federal law. The pension plans provide for pension benefits, the amounts of which are calculated under formulas principally based on average earnings and length of service for salaried employees and under negotiated non-wage based formulas for hourly employees. The majority of the pension plans' assets are invested in short-term investments, listed stocks and bonds.

     Effective August 31, 1999, the Company changed its measurement date for all U.S. pension and postretirement health care and life insurance plans from November 30 to August 31. The effect of the measurement date change was not material.

     In addition to providing pension benefits, the Company currently provides certain health care and life insurance benefits to most retired employees in North America with varied coverage by employee groups. The health care plans generally provide for cost sharing in the form of employee contributions, deductibles and coinsurance between the Company and its retirees. Retirees in certain other countries are provided similar benefits by plans sponsored by their governments. These postretirement benefits are unfunded. The costs of postretirement benefits are accrued based on the date the employees become eligible for the benefits.

     The Company implemented a restructuring of its corporate headquarters in late 2001. The program included a Voluntary Enhanced Retirement Program (VERP) offered to eligible employees. The program resulted in a $10 million pre-tax charge to expense.

     The status of the Company's defined benefit pension plan and other postretirement benefit plans is as follows:

                                                DEFINED BENEFIT      OTHER POSTRETIREMENT
                                                 PENSION PLANS             BENEFITS
                                               -----------------     ---------------------
                                                         YEAR ENDED NOVEMBER 30
                                               -------------------------------------------
                                                2001       2000        2001         2000
                                               ------     ------     --------     --------
                                                              (MILLIONS)
Fair value of plan assets at beginning of
  year.......................................  $2,358     $2,244          --           --
  Actual return on plan assets...............    (164)       255          --           --
  Effect of EIS sale(1)......................    (175)        --          --           --
  Employer contributions.....................     (15)         3       $  29        $  30
  Benefits paid..............................    (142)      (144)        (29)         (30)
                                               ------     ------       -----        -----
     Fair Value of Plan Assets at End of
       Year..................................  $1,862     $2,358       $  --        $  --
                                               ======     ======       =====        =====
Benefit obligation at beginning of year......  $1,826     $1,825       $ 222        $ 244
  Service cost...............................      15         16           1            1
  Interest cost..............................     136        132          15           16
  Amendments.................................       3          3          --           --
  Settlement(1)..............................    (128)        --          --           --
  Curtailment(2).............................     (10)        --         (14)          --
  Special termination benefits(3)............      10         --           2           --
  Actuarial (gain) loss......................     (95)        (6)          5          (12)
  Benefits paid..............................    (142)      (144)        (29)         (30)
                                               ------     ------       -----        -----
     Benefit Obligation at End of Year(4)....  $1,615     $1,826       $ 202        $ 219
                                               ======     ======       =====        =====
Funded status of the plans...................  $  247     $  532       $(202)       $(219)
  Unrecognized actuarial (gain)/loss.........      52       (241)         (8)         (17)
  Unrecognized prior service cost............      15         22         (21)         (35)
  Unrecognized transition amount.............      (6)        (9)         --           --
  Minimum funding liability..................      (2)        (4)         --           --
  Transfer of assets from pension to
     health care plan........................     (19)       (19)         --           --
  Benefit payments August 31 through
     November 30.............................      --         --           9            7
                                               ------     ------       -----        -----
     Net Asset (Liability) Recognized in the
       Company's Consolidated Balance
       Sheets(5).............................  $  287     $  281       $(222)       $(264)
                                               ======     ======       =====        =====

     Components of the amounts recognized in the Company's Consolidated Balance Sheets (in millions):

                                                DEFINED BENEFIT      OTHER POSTRETIREMENT
                                                 PENSION PLANS             BENEFITS
                                               -----------------     ---------------------
                                                            AS OF NOVEMBER 30
                                               -------------------------------------------
                                                2001       2000        2001         2000
                                               ------     ------     --------     --------
Prepaid benefit cost.........................   $287       $281        $  --        $  --
Other current liabilities....................     --         --          (28)         (28)
Long-term liabilities........................     --         --         (194)        (236)
Intangible assets............................     --          2           --           --
Other shareholders' equity...................      2          2           --           --
Minimum funding liability....................     (2)        (4)          --           --
                                                ----       ----        -----        -----
  Net Asset (Liability) Recognized in the
     Consolidated Balance Sheets(5)..........   $287       $281        $(222)       $(264)
                                                ====       ====        =====        =====

---------------

 (1) As discussed in Note 1(a), the Company sold its EIS business in fiscal year 2001.

 (2) Relate to certain restructuring activities undertaken by GDX Automotive, as discussed in Note 13.

 (3) Relate to the restructuring programs discussed above.

 (4) Pension amounts included $19 million and $16 million in 2001 and 2000, respectively, for unfunded plans.

 (5) Pension amounts included $19 million and $15 million in 2001 and 2000, respectively, for unfunded plans.

     The following table presents the weighted average assumptions used to determine the actuarial present value of pension benefits and other postretirement benefits:

                                                DEFINED BENEFIT      OTHER POSTRETIREMENT
                                                 PENSION PLANS             BENEFITS
                                               -----------------     ---------------------
                                                2001       2000        2001         2000
                                               ------     ------     --------     --------
Discount Rate................................   7.25%      7.50%        7.25%       7.50%
Expected return on plan assets...............   8.75%      9.00%           *           *
Rate of compensation increase................   4.50%      4.50%           *           *
Initial trend rate for health care
  costs(1)...................................      *          *        12.00%       8.00%
Ultimate trend rate for health care costs....      *          *         6.00%       6.00%

---------------

 (1) The initial trend rate for health care costs declines by one percent per year, to six percent for years after the year 2007.

  *  Not applicable.

     A one percent increase in the assumed trend rate for health care costs would have increased the accumulated benefit obligation by $2 million as of November 30, 2001. A one percent increase in the assumed trend rate for health care costs would not have significantly increased the cost of 2001 postretirement health care benefits.

     Total periodic cost for pension benefits and other postretirement benefits (in millions):

                                                DEFINED BENEFIT      OTHER POSTRETIREMENT
                                                 PENSION PLANS             BENEFITS
                                             ---------------------   ---------------------
                                                        YEAR ENDED NOVEMBER 30
                                             ---------------------------------------------
                                             2001    2000    1999    2001    2000    1999
                                             -----   -----   -----   -----   -----   -----
Service cost for benefits earned during the
  year.....................................  $  15   $  16   $  20   $  1     $ 1     $ 2
Interest cost on benefit obligation........    136     132     139     15      16      19
Assumed return on plan assets(1)...........   (188)   (180)   (182)     -       -       -
Amortization of unrecognized
  amounts..................................    (41)    (31)      -     (9)     (7)     (6)
Special events(2)..........................     62       2       4      2       -       1
Curtailment effects........................     (5)      -       -    (23)      -      (1)
                                             -----   -----   -----   ----     ---     ---
  Net periodic benefit (income) cost.......  $ (21)  $ (61)  $ (19)  $(14)    $10     $15
                                             =====   =====   =====   ====     ===     ===
Continuing operations......................  $ (21)  $ (61)  $  (3)  $(14)    $10     $ 3
Discontinued operations....................      -       -     (16)     -       -      12
                                             -----   -----   -----   ----     ---     ---
  Net periodic benefit (income) cost.......  $ (21)  $ (61)  $ (19)  $(14)    $10     $15
                                             =====   =====   =====   ====     ===     ===

---------------

 (1) Actual returns on plan assets were a loss of $164 million in 2001 and gains of $266 million in 2000 and $224 million in 1999.

 (2) Includes special termination benefits totaling $10 million in 2001 related to the restructuring programs discussed above.

     Effective December 1, 1999, the Company changed its methods for determining the market-related value of plan assets used in determining the expected return-on-assets component of annual net pension costs and the amortization of gains and losses for both pension and postretirement benefit costs. Under the previous accounting method, the market-related value of assets was determined by smoothing assets over a five-year period. The new method shortens the smoothing period for determining the market-related value of plan assets from a five-year period to a three-year period. The changes result in a calculated market-related value of plan assets that is closer to current value, while still mitigating the effects of short-term market fluctuation. The new method also reduces the substantial accumulation of unrecognized gains and losses created under the previous method due to the disparity between fair value and market-related value of plan assets. Under the previous accounting method all gains and losses were subject to a ten percent corridor and amortized over the expected working lifetime of active employees (approximately 11 years). The new method eliminates the ten percent corridor and reduces the amortization period to five years.

     The cumulative effect of this accounting change related to periods prior to fiscal year 2000 of $123 million ($74 million after-tax, or $1.76 per share for both basic and diluted EPS) is a one-time, non-cash credit to fiscal 2000 earnings. This accounting change also resulted in a reduction in benefit costs for the year ended

November 30, 2000 that increased income allocable to continuing business segments by $30 million and pre-tax income from continuing operations by $37 million ($22 million after-tax, or $0.52 per share for both basic and diluted
EPS).

     Presented below is pro forma income from continuing operations and EPS for the year ended November 30, 1999, showing the estimated effects as if the accounting change were applied retroactively (dollars in millions except for per share amounts):

                                                                 YEAR ENDED
                                                              NOVEMBER 30 1999
                                                              -----------------
Income from continuing operations...........................        $  65
Basic EPS - continuing operations...........................        $1.56
Diluted EPS - continuing operations.........................        $1.55

b.  DEFINED CONTRIBUTION PENSION PLANS

     The Company also sponsors a number of defined contribution pension plans. Participation in these plans is available to substantially all salaried employees and to certain groups of hourly employees. Company contributions to these plans generally are based on a percentage of employee contributions. The cost of these plans was approximately $9 million in 2001, 2000 and 1999. The Company funds its contribution to the salaried plan with GenCorp common stock.

c.  POSTEMPLOYMENT BENEFITS

     The Company provides certain postemployment benefits to its employees. Such benefits include disability-related and workers' compensation benefits and severance payments for certain employees. The Company accrues for the cost of such benefit expenses once an appropriate triggering event has occurred.

9.  COMMITMENTS AND CONTINGENCIES

a.  LEASE COMMITMENTS

     The Company and its subsidiaries lease certain facilities, machinery and equipment and office buildings under long-term, noncancelable operating leases. The leases generally provide for renewal options ranging from five to fifteen years and require the Company to pay for utilities, insurance, taxes and maintenance. Rent expense was $8 million in fiscal 2001, $6 million in fiscal 2000, and $4 million in fiscal 1999. The aggregate future minimum rental commitments under all non-cancelable operating leases in effect as of November 30, 2001 was $63 million with annual amounts declining from $7 million in 2002, to $5 million in 2006. The Company's obligations for leases after 2006 aggregate approximately $35 million.

     The Company also leases certain surplus facilities to third parties. The Company recorded lease revenues of $6 million, in fiscal years 2001, 2000 and 1999, related to these arrangements. Future minimum lease payments to be received in the next five fiscal years increase from $5 million in 2002 to $7 million in 2006.

b.  LEGAL PROCEEDINGS

  Groundwater Toxic Tort Cases

     Aerojet, along with other industrial Potentially Responsible Parties (PRPs) and area water purveyors, have been sued in 17 cases by approximately 1,700 private plaintiffs residing in the vicinity of the defendants' manufacturing facilities in Sacramento, California, and the Company's former facility in Azusa, California. Plaintiffs in most cases seek damage for illness, death, and economic injury allegedly caused by their ingestion of groundwater contaminated or served by defendants. Fourteen of the cases are in the Los Angeles area and three are in the Sacramento area. The Company's facilities that are involved in these suits are the subject of certain investigations under The Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and the Resource Conservation and Recovery Act (RCRA), as described in Note 9(c). The other manufacturing defendants' facilities are also subject to these investigations. All of these cases have been stayed for three years pending the completion of a California Public Utilities Commission (PUC) investigation of the safety of the water served by regulated water purveyors. In December 2001, the California Supreme Court heard argument in an appeal of the stays by plaintiffs. A decision by the Court was issued on February 4, 2002. The Court found that PUC regulated water purveyors may not be sued by the toxic tort plaintiffs if the water they served complied with state and federal drinking water standards. The Court further ruled that the claims against the PUC regulated defendants where the federal and state standards had been exceeded, and the claims against all defendants not subject to PUC regulation, were not preempted. Assuming the Court does not reconsider its ruling, the stays in these cases will be rescinded and discovery should begin in March or April, 2002. Aerojet and the other individual defendants are evaluating their alternatives. Aerojet has notified its insurers and plans a vigorous defense should the stays be rescinded.

  Air Pollution Toxic Tort Cases

     Aerojet and several other defendants have been sued by private homeowners residing in the vicinity of Chino and Chino Hills, California. The three cases were filed in State court but were removed at defendants' request to the United States District Court where they were consolidated. Plaintiffs generally allege that defendants released hazardous chemicals into the air at their manufacturing facilities, which allegedly caused illness, death, and economic injury. Discovery is proceeding in the cases. Aerojet has notified its insurers and is vigorously defending the actions.

  Water Entity Toxic Tort Cases

     Between April 2000 and October 2001, Aerojet was sued by six local water agencies and water purveyors to recover damages relating to alleged contamination of drinking water wells in the Baldwin Park Operable Unit (BPOU) of the San Gabriel Basin Superfund site by Aerojet. The initial suits were filed by the San Gabriel Basin Water Quality Authority (WQA) and the Upper San Gabriel Valley Municipal Water District (Upper District) for the funding of a treatment plant at the La Puente Valley County Water District (La Puente) well field. In January 2001, Aerojet and certain cooperating PRPs reimbursed these plaintiffs and one other funding agency $4.13 million for the cost of the treatment plant. Since that time, Aerojet and these PRPs have continued to pay all operating and related costs for treatment at the La Puente site. In June 2001, La Puente joined the WQA case as a plaintiff seeking certain past costs.

     In June 2000, the WQA also sued for its past costs in placing treatment at the Big Dalton well site in the San Gabriel Basin. Starting in October 2000 and continuing through October 2001, Aerojet was sued by Valley County Water District (Valley) and Aerojet and other PRPs were sued by Cal Domestic Water Company and San Gabriel Valley Water Company for contamination of their drinking water wells. The Valley case was served but has been inactive and the other two have not been served. The primary claim in each of these cases is for the recovery of past and future CERCLA response costs for treatment plants at their well sites. In the WQA and Upper District cases, Aerojet has filed third party claims against other PRPs, which claims have been severed by the trial court. Aerojet will file similar claims in the Valley County case if it is activated.

     If the Definitive Agreement for the remediation of the BPOU Project (see
Note 9(c) below) is executed, all of these actions will be dismissed without prejudice and all the past cost claims in those actions will be settled and released.

     In October 1999, Aerojet was sued by American States Water Company, a local water purveyor, and certain of its affiliates, to recover $50 million in unspecified past costs and replacement water damages relating to contamination of drinking water wells near Aerojet's Sacramento, California, manufacturing facility. The plaintiffs also sued the State of California for inverse condemnation and both cases were consolidated in July 2001. Discovery has been ongoing and trial is scheduled in the fall of 2002. Aerojet, the State and the plaintiffs have agreed to explore mediation that is planned for April 2002. Aerojet has notified its insurers and is conducting a vigorous defense.

  Vinyl Chloride Cases

     Between the early 1950's and 1985, GenCorp produced PVC resin at its former Ashtabula, Ohio facility. A building block compound of PVC is vinyl chloride
(VC), now listed as a known carcinogen by several governmental agencies. OSHA has strictly regulated workplace exposure to VC since 1974.

     Since 1996, GenCorp has been named in 11 toxic tort cases involving alleged exposure to VC. With the exception of one case, brought by the family of a former Ashtabula employee, GenCorp was alleged to be a civil co-conspirator with other VC and PVC manufacturers, whereby the industry allegedly suppressed information about the carcinogenic risk of VC to industry workers. Of these 11 cases, six have been settled on terms favorable to the Company during 2000 and 2001, including the case where GenCorp was the employer.

     One case alleges VC exposure from various aerosol consumer products, including hairspray. VC was allegedly used as an aerosol propellant during the 1960's, and the suit names numerous consumer product manufacturers, in addition to more than 40 chemical manufacturers. GenCorp only used VC internally and never sold VC for aerosol or any other use. The other four cases involve employees at VC or PVC facilities which had no connection to GenCorp. GenCorp's involvement in the alleged conspiracy in these cases stems from GenCorp's participation in various trade associations. GenCorp is vigorously defending its position in each of these cases.

  TNS, Inc. v. NLRB et al.

     TNS, Inc., now known as Aerojet Ordnance Tennessee, Inc., (AOT) has long manufactured armor piercing projectiles and ordnance from depleted uranium (DU) under contracts with the U.S. military. AOT is a wholly-owned subsidiary of Aerojet-General Corporation.

     In 1981, a labor strike occurred at the facility in Jonesborough, Tennessee, during which the Oil, Chemical and Atomic Workers Union, now "PACE," claimed that the employees had the legal right to strike due to "abnormally dangerous" working conditions under Section 502 of the National Labor Relations Act. The "abnormally dangerous" conditions allegedly stemmed from the radioactive nature of DU. The Union claimed this made the strike an "unfair labor practice strike," which prevented permanent replacement of the 200 strikers. Nonetheless, the strikers were replaced, and unfair labor practice charges were filed by the Union.

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

     On September 30, 1999, the NLRB issued its Second Supplemental Decision and Order, finding that TNS had committed an unfair labor practice when it refused to reinstate those strikers who made an unconditional offer to return to work in 1982.

     TNS has appealed the most recent ruling of the NLRB to the Sixth Circuit Court of Appeals (Case No. 99-6379), where it has been consolidated with the cross-appeal of the NLRB (Case No. 00-5433). The case presents significant issues of first impression under Section 502 of the National Labor Relations Act, as well as primary jurisdiction issues because the safe handling and use of radioactive materials are comprehensively regulated by the Nuclear Regulatory Commission and the Tennessee Department of Conservation and Environment, Bureau of Environment, Division of Radiological Health.

     The matter has been fully briefed, with numerous amicus briefs filed in support of TNS' position, and oral argument was held in September 2001. A decision is expected in early 2002.

     A ruling adverse to TNS would likely result in a substantial backpay award to the eligible strikers, all of whom have been offered reinstatement over the past 18 years. The actual total backpay amount, however, would be subject to various interest and off-set adjustments to be determined through compliance proceedings before the NLRB.

  Wotus, et al. v. GenCorp Inc. and OMNOVA Solutions Inc.

     On October 12, 2000, a group of hourly retirees filed a class action seeking recission of the current Hourly Retiree Medical Plan established in spring, 1994 and reinstatement of pre-1994 benefit plan terms. Wotus, et al. v. GenCorp Inc., et al., U.S.D.C., N.D. Ohio, (Case No. CV-2604). The crux of the dispute relates to the payment of benefit contributions by retirees as a result of the cost caps implemented in the fall, 1993. The caps were instituted to alleviate the impact of Financial Accounting Standard Board Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106). Benefit contributions had been delayed until January 1, 2000 pursuant to a moratorium negotiated with the United Rubber Workers of America (URW) and its successor, the United Steelworkers of America (USWA), as well as from savings generated by Plan sponsored networks. A failure to pay contributions results in a termination of benefits.

     The class representatives consist of three hourly retirees from the Jeannette, Pennsylvania facility of OMNOVA, the company spun-off from GenCorp on October 1, 1999, and one hourly retiree from GenCorp's former Akron tire plant. The putative class encompasses all eligible hourly retirees formerly represented by the URW or USWA. The Unions, however, are not party to the suit and have agreed not to support such litigation pursuant to Memoranda of Agreement negotiated with GenCorp.

     The retirees also challenge the creation of the OMNOVA Plan, which has terms identical to the prior GenCorp Plan, without retiree approval.

     GenCorp prevailed in a similar class action filed in 1995, arising at its Wabash, Indiana location. Divine, et al. v. GenCorp Inc., U.S.D.C., N.D. Ind., (Case No. 96-CV-0394-AS). The GenCorp and OMNOVA insurance carriers have been advised of this litigation.

     OMNOVA has requested indemnification from GenCorp should plaintiffs prevail in this matter. GenCorp has denied this request; however, this claim could ultimately be decided by binding arbitration pursuant to the OMNOVA spin-off agreement.

  Other Legal Matters

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

c.  ENVIRONMENTAL MATTERS

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

     Aerojet has substantially completed its efforts under the Decree to determine the nature and extent of contamination at the facility. Preliminarily, Aerojet has identified the technologies that will likely be used to remediate the site and estimated costs using generic remedial costs from databases of Superfund remediation costs. Over the next several years, Aerojet will conduct feasibility studies to refine technical approaches and costs to remediate the site. The remediation costs are principally for design, construction, enhancement and operation of groundwater and soil treatment facilities, ongoing project management and regulatory oversight, and are expected to be incurred over a period of approximately 15 years. Aerojet is also addressing groundwater contamination off of its facility through the development of an Operable Unit Feasibility Study. This Study was completed and submitted as a draft to the governmental oversight agencies in November 1999. In response to governmental agency comments, Aerojet revised the draft report and it was resubmitted in May 2000. The agencies have now accepted the report as complete. The Study enumerates various remedial alternatives by which offsite groundwater can be addressed. The governmental agencies selected the remedial action alternative to be implemented and issued a Record of Decision (ROD) for the site on July 24, 2001. EPA will issue a proposed consent agreement to Aerojet for the implementation of the ROD. A discussion of Aerojet's efforts to estimate these costs is contained under the heading "Aerojet's Reserve and Recovery Balances."

     In September 2000, Aerojet filed a motion with the U.S. District Court seeking court approval of a modification to the Decree carving out from the site lands estimated (on the basis of AutoCad drawings) to total approximately 3,100 acres. The agencies opposed the motion. In November 2000, the court denied Aerojet's motion on the basis that Aerojet knew that the carve-out property was not contaminated at the time it was included in the Decree. Aerojet appealed this decision but the appeal was stayed while Aerojet and the agencies met in an effort to reach a negotiated agreement removing the carve-out property from the Decree and from the National Priorities List. On September 14, 2001, Aerojet reached agreement with the relevant agencies on a Stipulation to modify the Decree. During the carve-out negotiations, the agencies required that some of the original candidate lands be removed from carve-out consideration. After the stipulation was signed, an official survey of the land indicated that the agreed carve-out property totals approximately 2,600 acres. On September 25, 2001, the Stipulation was lodged with the United States District Court and was followed by a 30-day public comment period. Due to the anthrax attacks in Washington, DC and subsequent delays in the federal mail system, the United States Department of Justice continued to receive comments after the 30 day period. In addition, three water purveyors and a public interest group have attempted to delay carve-out until the agreed water replacement plan is revised. On February 13, 2002, two water purveyors filed a Writ of Mandamus in Sacramento Superior Court seeking to enjoin the Regional Board's joinder in the Motion to Enter the Decree Modification. The State of California, on February 14, 2002, removed the suits to United States District Court. Assuming the matters are not remanded to state court, the water purveyors' claims will be heard by the same court expected to approve the Decree modification.

     On March 1, 2002, the agencies filed the motion to approve the Decree modification and management expects the United States District Court to approve the modification in due course. Among other things, the Stipulation provides that: (i) certain clean property will be removed from the Superfund site designation; (ii) GenCorp will provide a $75 million guarantee to assure that remediation activities at the Sacramento site are fully funded; (iii) Aerojet will provide a short-term and long-term replacement plan for lost water supplies; and (iv) the Superfund site will be divided into "Operable Units" to allow Aerojet and the regulatory agencies to more quickly address and restore priority areas.

     On the basis of information presently available, management believes that established environmental reserves for Sacramento groundwater remediation efforts are adequate.

  San Gabriel Valley Basin, California

     Aerojet, through its former Azusa facility, has been named by the U.S. Environmental Protection Agency (EPA) as a PRP in the portion of the San Gabriel Valley Superfund Site known as the Baldwin Park Operable Unit (BPOU). A ROD regarding regional groundwater remediation was issued and Aerojet and 18 other PRPs received Special Notice Letters requiring groundwater remediation. All of the Special Notice PRPs are alleged to have contributed volatile organic compounds (VOCs). Aerojet's investigation demonstrated that the groundwater contamination by VOCs is principally upgradient of Aerojet's property and that lower concentrations of VOC contaminants are present in the soils of Aerojet's presently and historically owned properties. The EPA contends that of the 19 PRPs identified by the EPA, Aerojet is one of the four largest sources of VOC groundwater contamination at the BPOU. Aerojet contests the EPA's position regarding the source of contamination and the number of responsible PRPs. Aerojet has participated in a Steering Committee comprised of 14 of the PRPs.

     In May 1997, as a result of the development of more sensitive measuring methods, perchlorate was detected in wells in the BPOU. More recently, NDMA was also detected using newly developed measuring methods. Suspected sources of perchlorate include Aerojet's solid rocket development and manufacturing activities in the 1940s and 1950s, military ordnance produced by a facility adjacent to the Aerojet facilities in the 1940s, the burning of confiscated fireworks by local fire departments, and fertilizer used in agriculture. NDMA is a suspected byproduct of liquid rocket fuel activities by Aerojet in the same time period. It is also a contaminant in cutting oils used by many businesses and is found in many foods. In addition, new regulatory standards for a chemical known as 1,4 dioxane require additional treatment. Aerojet may be a minor contributor of this chemical. Aerojet is in the process of developing new, low cost technologies for the treatment of perchlorate, NDMA and 1,4 dioxane.

     On September 10, 1999, 11 of the 19 Special Notice PRPs, including Aerojet (the Offering Parties), submitted a Good Faith Offer to the EPA to implement an EPA-approved remedy, which was accepted by the agency as a basis for negotiating a Consent Decree. The remedy, as proposed, would employ low cost treatment technologies being developed by Aerojet to treat perchlorate, NDMA, and 1,4 dioxane, as well as traditional treatment for VOCs. The Offering Parties continued negotiations with the court-appointed Watermaster and local water purveyors regarding an agreement that would provide for use of the remediation project's treated water. Due to lack of progress in the negotiations, on June 30, 2000, the EPA issued a Unilateral Administrative Order (UAO) ordering the PRPs to implement a remedy consistent with the ROD, but still encouraging the PRPs to attempt to negotiate an agreement with the local purveyors. The PRPs agreed to comply. A discussion of Aerojet's efforts to estimate these costs is contained under the heading "Aerojet's Reserve and Recovery Balances".

     On November 23, 1999, the Regional Board issued an order to Aerojet and other PRPs to conduct certain additional soil and groundwater sampling with respect to new chemicals found in the groundwater since completion of an earlier site investigation. That study, completed in 1994, concluded that no site remediation was required. At this time, the State Regional Water Quality Control Board (Regional Board) has ordered site remediation involving certain limited soil gas extraction, which Aerojet is in the process of implementing. It is too early to know whether any further remediation will be required. The Regional Board Order also indicated that at some future time it may attempt to order Aerojet to pay certain past and future costs of private and public purveyors who have been affected by contamination. There is a substantial legal question as to the Regional Board's legal authority to consider such action.

     In January 2001, a Memorandum of Understanding (MOU) was executed by nine of the Special Notice PRPs, including Aerojet, and the Watermaster and certain local purveyors. The MOU provided that the nine PRPs would finance the implementation by the Watermaster and local purveyors of an EPA approved remedy for the BPOU. The MOU provided for an interim allocation agreement among the nine PRPs pending completion of a final allocation procedure in 2002. The PRPs will initially seek to mediate the allocation to be followed by litigation if unsuccessful. Under the interim allocation agreement, Aerojet is responsible for approximately two-thirds of all project costs pending completion of the allocation proceeding. After the final allocation, all prior and future payments will be re-allocated.

     The basic structure of the proposed agreement with the Watermaster and local purveyors is for the nine PRPs to put up financial assurance (in the form of cash or letters of credit) for the cost of the three remaining treatment plants and associated extraction facilities. Actual funding would be provided by funds placed in escrow at the start of each three month period to cover anticipated costs for the succeeding quarter with the financial assurance being reduced accordingly until each project is completed. A fourth treatment plant has already been completed at La Puente Valley Water District and went into service in March 2001.

     Once each of the plants is completed, the nine PRPs would be responsible to fund operation and maintenance (O&M) of the treatment facilities, reduced by the local purveyors normal operating expenses in the absence of any contamination. The nine PRPs would maintain sufficient financial assurance to cover the estimated O&M for two years. Actual O&M payments would be made at the start of each three-month period to cover anticipated costs for the succeeding quarter.

     The Definitive Agreement will settle the past environmental claims of the Water Quality Authority, Watermaster, Valley County Water District, La Puente Valley Water District, San Gabriel Valley Water Company, Suburban Water Systems and California Domestic Water Company. These payments would amount to approximately $12 million with approximately $5 million due 60 days after the effective date of the Definitive Agreement and the remainder in four equal annual payments, with the addition of 4 percent simple interest. Aerojet's share of the total payments would be approximately $8 million.

     The Water Entities currently estimate the total capital cost of all the projects, including La Puente, Suburban and Cal Domestic, at about $89 million. It is anticipated that 25 percent reimbursement will be available from the United States Bureau of Reclamation under existing law of approximately $10 million under current appropriations. In addition, legislation was recently passed, and funds appropriated, for an additional $30 million of federal funds to be contributed to the San Gabriel Basin Superfund sites as a whole, including four other operable units. The Company believes that once certain issues have been worked out on distribution, the WQA will provide a significant share of this amount for the BPOU projects. To date, the PRPs have paid approximately $21 million in costs as they have been incurred on the BPOU Project. Aerojet has paid approximately $15 million of this amount. Aerojet currently estimates that required financial assurances will be in the neighborhood of approximately $73 million if a Definitive Agreement is reached during March 2002, of which Aerojet's share would be approximately $50 million.

     As part of the EIS sale to Northrop Grumman on September 25, 2001, EPA approved a Prospective Purchaser Agreement with Northrop Grumman to absolve it of pre-closing liability for contamination caused by the Azusa facility, which liability will remain with Aerojet. As part of that agreement, Aerojet agreed to put $40 million into an irrevocable escrow for the BPOU project to implement the EPA UAO, and GenCorp agreed to provide a $25 million guarantee for Aerojet's share of remediation costs in the BPOU. The $40 million escrow will satisfy the major share of Aerojet's required financial assurance under the Definitive Agreement, if executed. A separate $9 million payment was made by Aerojet to EPA for its past costs (see discussion below). EPA will maintain these funds for possible use on the BPOU project. These recoveries will be made for a substantial number of years as provided in the APA and an advance agreement with the U.S. Government.

     Aerojet estimates that O&M will be approximately $7 million in 2002, about $12 million for several years thereafter, but should reduce to approximately $7.3 million by 2005 or 2006. The Definitive Agreement would also require the nine PRPs to pay up to $7 million for existing facilities to be used in the project, up to $3 million for certain contingency well and pipeline facilities, and approximately $3 million for a $100 million environmental insurance policy which the PRPs will provide under the terms of the Definitive Agreement. The term of the Definitive Agreement would be 15 years.

     A tentative agreement has been reached on the final draft of the Definitive Agreement with the Water Entities and the parties are now engaged in completing the many attachments to the Agreement. The nine PRPs are also completing the agreement among themselves on the interim allocation of costs and on a process by which to reach a final allocation. When the attachments are completed, each of the parties will have to obtain authority to execute the Definitive Agreement and the Main San Gabriel Basin Watermaster will have to obtain the approval of the state court which oversees its activities. This process could take from 30 to 60 days. A condition to the Agreement becoming effective is the receipt of an acceptable environmental insurance policy covering the operation of the Project, the final terms of which are currently being negotiated with the insurer.

     Aerojet has been conducting investigations for the identification of additional PRPs related to perchlorate and NDMA. One such company was Day & Night Manufacturing Company (Day & Night) which, during World War II, manufactured photoflash bombs and flares which used perchlorate at a site adjacent to Aerojet and whose property was later acquired by Aerojet. Day & Night was acquired by Dresser Industries (Dresser) in April 1945 while it was still using perchlorate at its Azusa site. Thereafter, the assets were sold to Carrier Corporation and the corporate entity of Day & Night dissolved into Dresser. Carrier was ultimately acquired by United Technologies Corporation. It also appears that disposal practices at Day & Night for perchlorate were directed and controlled by the U.S. War Department during World War II. There may be other contributors to the new contaminants of perchlorate, NDMA and 1,4 dioxane whom Aerojet will pursue for recovery of project and other costs.

     As part of the agreement to sell the EIS business to Northrop Grumman, Aerojet has paid the EPA $9 million to be offset against Aerojet's share of EPA's past costs of approximately $22 million. A very substantial share of EPA's past costs related to the period prior to 1997 when the sole contamination being considered involved VOCs. Aerojet believes that it is responsible for less than 10 percent of these costs. As a result, in the allocation with the other PRPs, Aerojet will seek to recover a significant portion of the $9 million paid to EPA from the other PRPs. Unresolved at this time is the issue of California's past costs which were last estimated at approximately $4 million.

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

     On November 9, 2001, more than ten years after the General Notice given to its subsidiary (Aerojet-General Corporation), GenCorp received a General Notice Letter from the U.S. EPA asserting that GenCorp is a PRP for the BPOU. EPA alleged that in the 1940s and early 1950s GenCorp's predecessor, General Tire & Rubber Company, participated in a joint venture with Aerojet Engineering Corporation, a predecessor to Aerojet-General Corporation, sharing 50 percent of the profits on certain U.S. Navy contracts for JATO rockets and that it had some role in managing the joint venture at the Azusa facility. GenCorp strongly disagrees with the EPA designation. EPA is factually incorrect; at all times, Aerojet was the sole party that owned or operated the Azusa facility during the early production of the JATO rockets. GenCorp strongly disagrees with the EPA's PRP designation and plans to resist the designation at every level possible.

     On February 28, 2002, EPA issued a unilateral First Amended Administrative Order For Remedial Design and Remedial Action (Amended Order) for the BPOU. The Amended Order does not materially alter the obligations of Aerojet under the earlier UAO; however, the Amended Order names GenCorp as a Respondent on the basis of the allegations made in the General Notice Letter. The Amended Order does not require GenCorp to undertake any action unless Aerojet fails to perform its obligations under the UAO. It states that GenCorp is being added to the Amended Order "as a backup" to Aerojet's performance; and it provides that GenCorp is deemed to be in compliance with the Amended Order on the effective date of the Amended Order. Because GenCorp does not believe it was properly designated a PRP at the site, the Company is evaluating an appropriate response to the Amended Order.

  El Monte, California

     On December 21, 2000, Aerojet received an order from the Los Angeles Region office of the California Regional Water Quality Control Board requiring a work plan for investigation of Aerojet's former El Monte facility. On January 22, 2001, Aerojet filed an appeal of the order with the Board asserting selective enforcement. The appeal is in abeyance pending negotiations with the Board. In March 2001, Aerojet submitted a limited work plan to the Board in light of the Board's failure to adequately seek similar investigations by lessees and owners of the facility following Aerojet's ownership. On February 21, 2001, Aerojet received a General Notice Letter from U.S. EPA Region IX naming Aerojet as a PRP to the South El Monte Operable Unit of the San Gabriel Valley Superfund site. Aerojet continues to negotiate with the Regional Board for a limited investigation of this former facility. Aerojet has begun the process of obtaining access agreements should the Regional Board approve Aerojet's work plan.

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

     In May 1997, the United States Court of Appeals for the Sixth Circuit issued an en banc decision reversing Aerojet's and the other PRP's liability under the CERCLA statute. Petitions for certiorari to the United States Supreme Court for its review of the appellate decision were filed on behalf of the State of Michigan and the EPA and were granted in December 1997. On June 8, 1998, the United States Supreme Court issued its opinion. The Court held that a parent corporation could be directly liable as an operator under CERCLA if it can be shown that the parent corporation operated the facility. The Supreme Court vacated the Sixth Circuit's 1997 ruling and remanded the case back to the United States District Court in Michigan for retrial. Aerojet did not expect that it would be found liable on remand. Aerojet entered into settlement discussions with the EPA and a proposed consent decree was filed with the District Court in July 1999. After a May 8, 2000 hearing, the court requested additional briefing by all parties to occur by July 2000. On August 24, 2000 the court approved the consent decree effectively dismissing the action as against Aerojet and Cordova. In November 2001, the United States District Court ruled that the other PRP was not liable under CERCLA. The EPA and the state have not appealed the ruling thus making Aerojet's and Cordova's dismissal final.

     In a separate action, Aerojet and Cordova won indemnification for the Muskegon site investigation and remediation costs from the State of Michigan in the state Court of Claims. The Michigan Court of Appeals affirmed on appeal, and the Michigan Supreme Court refused to hear the case. Further, the Michigan Supreme Court also denied the State's motion for reconsideration. As a result, the Company believes that most of the $50 million to $100 million in anticipated remediation costs will be paid by the State of Michigan and the former PRP owner/operator of the site. A settlement agreement with the State of Michigan, related to the proposed consent decree discussed above, was finalized effective upon the August 24, 2000 approval of the EPA consent decree. In September 2000, Cordova received a settlement payment of $1.5 million from the State of Michigan. In addition, Aerojet settled with one of its two insurers in August 1999 for $4 million.

  Aerojet's Reserve and Recovery Balances

     On January 12, 1999, having finally received all necessary U.S. Government approvals, Aerojet and the U.S. Government implemented, with effect retroactive to December 1, 1998, the October 1997 Agreement in Principle resolving certain prior environmental and facility disagreements between the parties. Under this agreement, a "global" settlement covering all environmental contamination (including perchlorate) at the Sacramento and Azusa, California, sites was achieved; the U.S. Government/Aerojet environmental cost sharing ratio was raised to 88 percent/12 percent from the previous 65 percent/35 percent; the cost allocation base for these costs was expanded to include all of Aerojet (in lieu of the prior limitation to the Sacramento business base); and Aerojet obtained title to all of the remaining U.S. Government facilities on its Sacramento property, together with an advance agreement recognizing the allowability of certain facility demolition costs. These recoveries will be made for a substantial number of years as provided in the APA and an advance agreement with the government.

     During the year ended November 30, 1999, Aerojet entered into a settlement agreement covering certain environmental claims with certain of its insurance carriers and received settlement proceeds of approximately $92 million. Under the terms of its agreements with the U.S. Government, Aerojet was obliged to credit the U.S. Government a portion of the insurance recoveries for past costs paid by the U.S. Government. On March 8, 2001, Aerojet entered into a settlement agreement with the U.S. Government that resolved Aerojet's obligation to allocate a portion of the insurance recoveries to the U.S. Government.

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

     As of November 30, 2001, Aerojet had total reserves of $252 million for costs to remediate the Sacramento and San Gabriel Valley Basin sites and has recognized $158 million for probable future recoveries. These estimates are subject to change as work progresses, additional experience is gained and environmental standards are revised. In addition, legal proceedings to obtain reimbursements of environmental costs from insurers are continuing.

  Lawrence, Massachusetts

     The Company has studied remediation alternatives for its closed Lawrence, Massachusetts facility, which was contaminated with PCBs, and has begun site remediation and off-site disposal of debris. The Company has a remaining reserve of $13 million as of November 30, 2001 for estimated decontamination and long-term operating and maintenance costs of this site. The reserve represents the Company's best estimate for the remaining remediation costs. Estimates of future remediation costs could range as high as $37 million depending on the results of future testing and the ultimate remediation alternatives undertaken at the site. The time frame for remediation is currently estimated to range from three to five years.

  Olin Corporation

     In August 1991, Olin Corporation (Olin) advised GenCorp that it believed GenCorp to be jointly and severally liable for certain Superfund remediation costs, estimated by Olin to be $70 million, associated with a former Olin manufacturing facility and waste disposal sites in Ashtabula County, Ohio. In 1993, GenCorp sought declaratory judgment in the United States District Court for the Northern District of Ohio that the Company is not responsible for environmental remediation costs. Olin counterclaimed seeking a judgment that GenCorp is jointly and severally liable for a share of remediation costs. In late 1995, the Court hearing on the issue of joint and several liability was completed, and in August 1996 the Court held hearings relative to allocation. At its request, in 1998, the Court received an additional briefing regarding the impact of the United States Supreme Court's decision in the Best Foods case which the Company believes definitively addresses many issues in this case in its favor. Another hearing relative to liability and allocation was held on January 11, 1999. The Court rendered its interim decision on liability on August 16, 1999, finding GenCorp 30 percent liable for remediation costs at "Big D Campground" landfill and 40 percent liable for remediation costs attributable to the Olin TDI facility with regard to the Fields Brook site. Phase III proceedings on the allowability of those remediation costs were completed in July 2001, and a final order is expected in early to mid 2002. Upon issuance of the final order, the matter will be ripe for appeal.

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

  Other Sites

     The Company is also currently involved, together with other companies, in approximately 23 other Superfund and non-Superfund remediation sites. In many instances, the Company's liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company's involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company's experience, interim and final allocations of liability costs are generally made based on relative contributions of waste. Based on the Company's previous experience, its allocated share has frequently been minimal, and in many instances, has been less than one percent. The Company has reserves of approximately $14 million as of November 30, 2001 which it believes are sufficient to cover its best estimate of its share of the environmental remediation costs at these other sites. Also, the Company is seeking recovery of its costs from its insurers.

  Environmental Summary

     A summary of the Company's environmental reserve activity is shown below (in millions):

                 NOV. 30       2000       NOV. 30       2001       NOV. 30
                  1999     EXPENDITURES    2000     EXPENDITURES    2001
                 -------   ------------   -------   ------------   -------
Aerojet........   $330         $(10)       $320         $(68)       $252
Lawrence, MA...     20           (3)         17           (4)         13
Other Sites....     18           (2)         16           (2)         14
                  ----         ----        ----         ----        ----
Total..........   $368         $(15)       $353         $(74)       $279
                  ====         ====        ====         ====        ====

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

d.  GUARANTEES

     As detailed in Note 9(c), the Company has guaranteed certain environmental remediation obligations of Aerojet. At Aerojet's Sacramento facility, the Company has agreed to provide a $75 million guarantee that remediation activities are fully funded. Related to Aerojet's former Azusa, California, facility, the Company has agreed to provide a $25 million guarantee for Aerojet's share of the remediation costs at that site.

e.  CONCENTRATION OF CREDIT RISK

     The Company invests available cash in money market securities of various banks, commercial paper and asset-backed securities of various financial institutions, other companies with high credit ratings and securities backed by the U.S. Government.

     As of November 30, 2001 and 2000, the amount of commercial receivables was $141 million and $82 million, respectively. Receivables for the GDX Automotive segment of $117 million as of November 30, 2001 and $63 million as of November 30, 2000, are due primarily from General Motors and the Ford Motor Company. As of November 30, 2001 and 2000, the amount of U.S. Government receivables was $48 million and $53 million, respectively. As of November 30, 2001 and 2000, the U.S. Government receivables includes $18 million and $10 million, respectively, for environmental remediation recovery (see Note 9(c)). The Company's accounts receivables are generally unsecured and are not backed by collateral from its customers.

     As of November 30, 2001 and 2000, the U.S. Government receivables include unbilled amounts of $5 million and $3 million, respectively, relating to long-term contracts. Such amounts are billed either upon delivery of completed units or settlements of contracts. The unbilled receivables amount as of November 30, 2001 is expected to be collected in years subsequent to 2002.

10.  SHAREHOLDERS' EQUITY

a.  PREFERENCE STOCK AND PREFERRED SHARE PURCHASE RIGHTS

     In January 1997, the Board of Directors extended for ten additional years GenCorp's Shareholder Rights Plan (Plan), as amended. When the Plan was originally adopted in 1987, the Directors declared a dividend of one Preferred Share Purchase Right (Right) on each outstanding share of common stock, payable to shareholders of record on February 27, 1987. Rights outstanding as of November 30, 2001 and 2000 totaled 43.1 million and 42.4 million, respectively. The Plan provides that under certain circumstances each Right will entitle shareholders to buy one one-hundredth of a share of a new Series A Cumulative Preference Stock at an exercise price of $100. The Rights are exercisable only if a person or group acquires 20 percent or more of GenCorp's common stock or announces a tender or exchange offer that will result in such person or group acquiring 30 percent or more of the common stock. GenCorp is entitled to redeem the Rights at two cents per Right at any time until ten days after a 20 percent position has been acquired (unless the Board elects to extend such time period, which in no event may exceed 30 days). If the Company is involved in certain transactions after the Rights become exercisable, a holder of Rights (other than Rights beneficially owned by a shareholder who has acquired 20 percent or more of GenCorp's common stock, which Rights become void) is entitled to buy a number of the acquiring company's common shares, or GenCorp's common stock, as the case may be, having a market value of twice the exercise price of each Right. A potential dilutive effect may exist upon the exercise of the Rights. The Rights under the extended Plan expire on February 18, 2007. Until a Right is exercised, the holder has no rights as a stockholder of the Company including, without limitation, the right to vote as a stockholder or to receive dividends.

     As of November 30, 2001, 575,000 shares of $1.00 par value Series A Cumulative Preference Stock were reserved for issuance upon exercise of Preferred Share Purchase Rights.

b.  COMMON STOCK

     As of November 30, 2001, the Company had 150.0 million authorized shares of common stock, par value $0.10 per share (Common Stock), of which 42.9 million shares were issued and 9.3 million shares were reserved for future issuance for discretionary payments of the Company's portion of Retirement Savings Plan contributions, exercise of stock options and payment of awards under stock-based compensation plans.

     During the years ended November 30, 2001 and 2000, the Company paid quarterly dividends on its Common Stock of $0.03 per share (or $0.12 on an annual basis).

c.  STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation under APB 25 and related interpretations. Under APB 25, stock options granted to employees by the Company generate no expense as the exercise price of the stock options at the date of grant equal the market value of the underlying common stock.

     The 1999 Equity and Performance Incentive Plan (1999 Plan), which was adopted in 2000, provides key employees stock options and restricted stock generally based on the attainment of specified performance targets. Stock options issued under the 1999 Plan are, in general, exercisable in one-third increments at one year, two years, and three years from the date of grant. Under this plan, key employees of the Company were granted a total of 728,000 restricted shares. Designated shares vest annually over a five-year period if the Company meets EPS growth targets as specified in the Plan. Unvested restricted shares are canceled upon the employee's termination of employment or if earnings targets are not achieved. During fiscal 2001, 111,750 shares were canceled due to terminations, and management estimates that no shares will vest based on fiscal 2001 EPS. The Organization and Compensation Committee of the Board has negative discretion over increasing or decreasing the actual number of shares to vest in any period.

     The Company's 1997 Stock Option Plan and 1993 Stock Option Plan each provide for an aggregate of 2.5 million shares of the Company's Common Stock to be purchased pursuant to stock options or to be subject to stock appreciation rights (SARs) which may be granted to selected officers and key employees at prices equal to the fair market value of a share of common stock on the date of grant. Stock options issued under the 1997 and 1993 Stock Option Plans are, in general, exercisable in 25 percent increments at six months, one year, two years and three years from the date of grant. No stock appreciation rights have been granted.

     A summary of the Company's stock option activity, and related information for the years ended November 30 are as follows:

                                         2001                 2000                 1999
                                  ------------------   ------------------   ------------------
                                            WEIGHTED             WEIGHTED             WEIGHTED
                                   STOCK    AVERAGE     STOCK    AVERAGE     STOCK    AVERAGE
                                  OPTIONS   EXERCISE   OPTIONS   EXERCISE   OPTIONS   EXERCISE
                                  (000S)     PRICE     (000S)     PRICE     (000S)     PRICE
                                  -------   --------   -------   --------   -------   --------
Outstanding at the beginning of
  the year......................   3,545     $ 9.96     3,300     $10.13     3,226     $10.05
Granted.........................     769     $11.10       702     $ 9.39       965     $ 9.70
Exercised.......................    (522)    $ 7.85      (101)    $ 7.70      (371)    $ 6.69
Forfeited/cancelled.............    (280)    $11.49      (356)    $11.08      (520)    $12.81
                                   -----                -----                -----
Outstanding at the end of the
  year..........................   3,512     $10.38     3,545     $ 9.96     3,300     $10.13
                                   =====                =====                =====
Exercisable at the end of the
  year..........................   2,287     $10.37     2,481     $ 9.89     2,185     $ 9.44
                                   =====                =====                =====

     The weighted average grant-date fair value of stock options granted in 2001 was $4.01, $3.64 for stock options granted in 2000 and $3.12 for stock options granted in 1999.

     The following table summarizes the range of exercise prices and weighted-average exercise prices for options outstanding and exercisable as of November 30, 2001 under the Company's stock option plans:

 FISCAL YEAR                                               WEIGHTED
      IN                                                    AVERAGE
 WHICH STOCK                        STOCK      WEIGHTED    REMAINING       STOCK      WEIGHTED
   OPTIONS         RANGE OF        OPTIONS     AVERAGE    CONTRACTUAL     OPTIONS     AVERAGE
     WERE          EXERCISE      OUTSTANDING   EXERCISE      LIFE       EXERCISABLE   EXERCISE
    ISSUED          PRICES         (000S)       PRICE       (YEARS)       (000S)       PRICE
 -----------     -------------   -----------   --------   -----------   -----------   --------
     1993        $  8.44-$8.77        109       $ 8.77        1.8            109       $ 8.77
     1994        $  6.66-$7.26        206       $ 6.83        2.7            206       $ 6.83
     1995        $  5.67-$5.94        201       $ 5.89        3.8            201       $ 5.89
     1996        $  6.53-$8.91        147       $ 8.34        4.9            147       $ 8.34
     1997        $ 9.24-$15.64        545       $11.01        5.4            545       $11.01
     1998        $ 9.76-$16.06        403       $15.90        6.3            403       $15.90
     1999        $ 9.40-$13.59        578       $ 9.84        7.3            444       $ 9.84
     2000        $ 7.06-$10.13        607       $ 9.31        8.3            232       $ 9.39
     2001        $10.44-$13.10        716       $11.11        9.3              -       $    -
                                    -----                                  -----
                                    3,512                                  2,287
                                    =====                                  =====

     SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), requires the use of fair value techniques to determine compensation expense associated with stock-based compensation. Although the Company has opted to continue to apply the provisions of APB 25 to determine compensation expense, as permitted under SFAS 123, the Company is obligated to disclose certain information including pro forma net income and earnings per share as if SFAS 123 had been adopted by the Company to measure compensation expense. Had compensation cost been measured in accordance with SFAS 123, the Company's net income, basic EPS and diluted EPS would have been reduced by $1.2 million, $0.03 per share, and $0.03 per share, respectively, for 2001; $1 million, $0.02 per share, and $0.02 per share, respectively, for 2000, and; $3 million, $0.07 per share, and $0.06 per share, respectively, for 1999. The fair value of stock options was estimated at the date of grant using a Black-Scholes stock option pricing model with the following weighted-average assumptions: risk free interest rates of 3.5 percent for 2001, 6.0 percent for 2000, and 5.0 percent for 1999; dividend yield of 1.0 percent for 2001, 1.4 percent for 2000, and 1.9 percent for 1999; volatility factor of the expected market price of the Company's Common Stock of 0.39 for 2001, 0.40 for 2000, and 0.34 for 1999; and a weighted-average expected life of the option of five years for 2001, 2000 and 1999.

d.  ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF INCOME TAXES

     Comprehensive income encompasses net income and other comprehensive income items, which includes all other non-owner transactions and events that change shareholders' equity. The Company's other comprehensive loss includes the effects of foreign currency translation adjustments.

     The components of other comprehensive income and the related income tax effects are presented in the following table (the Company did not recognize any items of other comprehensive income in 1999):

                                                                  YEAR ENDED
                                                                 NOVEMBER 30
                                                              ------------------
                                                                 2001       2000
                                                              ----------    ----
                                                                  (MILLIONS)
Income before cumulative effect of change in accounting
  principle.................................................     $128       $52
Other comprehensive income, net of income taxes: Effects of
  foreign currency translation adjustments..................       (6)      (11)
                                                                 ----       ---
       Total comprehensive income...........................     $122       $41
                                                                 ====       ===

11.  OPERATING SEGMENTS AND RELATED DISCLOSURES

     The Company's continuing operations are organized into three segments based on different products and customer bases: GDX Automotive, Aerospace and Defense, and Fine Chemicals. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Beginning with fiscal year 2001 reporting, the Fine Chemicals business is presented as a distinct operating segment apart from the Company's Aerospace and Defense segment. Prior period information has been restated to reflect this change.

     The Company evaluates segment performance based on several factors, of which the primary financial measure is segment operating profit. Segment operating profit represents net sales from continuing operations less applicable costs, expenses and provisions for restructuring and unusual items relating to operations. Segment operating profit excludes corporate income and expenses, provisions for unusual items, interest expense, income taxes and the minority interest in AFC. See Note 14 related to unusual items reflected in the Company's financial results.

     In November 2001, the Company's real estate business completed the sale of approximately 1,100 acres of property in Eastern Sacramento County (California) for $28 million. The consideration included cash of approximately $7 million and a promissory note for the remainder of the sales price. The five-year promissory note bears interest that is payable quarterly and includes annual minimum principle payments of $550,000. The property lies outside of the Aerojet Superfund site boundaries and is not a part of the approximate 2,600 acres of land that have been carved out of the Superfund site designation under an agreement with federal and state government regulators (see also Note 9(c)). The $23 million pre-tax gain resulting from the sale of the land is included in the activity for the Aerospace and Defense segment. The transaction was accounted for under SFAS No. 66, "Accounting for Sales of Real Estate." The promissory note portion of the consideration represents a material noncash investing activity.

     Sales in 2001, 2000 and 1999 to the U.S. Government and its agencies (principally the DoD) totaled $574 million, $481 million and $519 million, respectively, and were generated almost entirely by the Aerospace and Defense segment. Sales to General Motors, by the GDX Automotive segment were $259 million in 2001, $267 million in 2000 and $250 million in 1999. Sales to Ford by the GDX Automotive segment were $188 million in 2001, $125 million in 2000 and $120 million in 1999. Intersegment sales were not material.

                                                             YEAR ENDED NOVEMBER 30
                                                           --------------------------
                                                            2001      2000      1999
                                                           ------    ------    ------
                                                             (DOLLARS IN MILLIONS)
NET SALES FROM CONTINUING OPERATIONS
  GDX Automotive.........................................  $  808    $  485    $  456
  Aerospace and Defense..................................     640       534       570
  Fine Chemicals.........................................      38        28        45
                                                           ------    ------    ------
                                                           $1,486    $1,047    $1,071
                                                           ======    ======    ======
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES
  GDX Automotive.........................................  $   (4)   $   29    $   16
  Aerospace and Defense..................................     131       104        67
  Fine Chemicals.........................................     (14)      (14)       (5)
  Segment restructuring..................................     (30)       --        --
  Segment unusual items..................................     149        --        21
                                                           ------    ------    ------
     Segment operating profit............................     232       119        99
  Interest expense.......................................     (33)      (18)       (6)
  Corporate and other expenses...........................     (15)      (10)      (10)
  Foreign exchange gain (loss)...........................      11        (8)       --
  Other restructuring....................................     (10)       --        --
  Other unusual items....................................       2         4        (9)
                                                           ------    ------    ------
                                                           $  187    $   87    $   74
                                                           ======    ======    ======
ASSETS
  GDX Automotive.........................................  $  543    $  250    $  252
  Aerospace and Defense..................................     600       753       742
  Fine Chemicals.........................................     114       102        75
                                                           ------    ------    ------
     Identifiable assets.................................   1,257     1,105     1,069
  Corporate..............................................     207       220       163
                                                           ------    ------    ------
     Total assets........................................  $1,464    $1,325    $1,232
                                                           ======    ======    ======
CAPITAL EXPENDITURES
  GDX Automotive.........................................  $   21    $   29    $   17
  Aerospace and Defense..................................      20        33        36
  Fine Chemicals.........................................       8        20        43
  Corporate..............................................      --        --         1
                                                           ------    ------    ------
                                                           $   49    $   82    $   97
                                                           ======    ======    ======
DEPRECIATION AND AMORTIZATION
  GDX Automotive.........................................  $   39    $   22    $   19
  Aerospace and Defense..................................      26        23        21
  Fine Chemicals.........................................       6         5         3
  Corporate..............................................       6        --         1
                                                           ------    ------    ------
                                                           $   77    $   50    $   44
                                                           ======    ======    ======
EMPLOYEES (UNAUDITED)
  GDX Automotive.........................................   9,212     5,100     4,600
  Aerospace and Defense..................................   1,464     2,500     2,634
  Fine Chemicals.........................................     152       250       186
  Corporate..............................................      49        45        60
                                                           ------    ------    ------
                                                           10,877     7,895     7,480
                                                           ======    ======    ======

     The Company's operations are located primarily in the U.S., Europe and Canada. Inter-area sales are not significant to the total sales of any geographic area. Unusual items included in operating profit pertained only to U.S. operations. Geographic segment information is presented in the table below (in millions):

                                                                   YEAR ENDED
                                                                  NOVEMBER 30
                                                           --------------------------
                                                            2001      2000      1999
                                                           ------    ------    ------
NET SALES FROM CONTINUING OPERATIONS
  United States..........................................  $1,003    $  828    $  825
  Germany................................................     210        84        90
  Canada.................................................     110       119       103
  Spain..................................................      57        --        --
  France.................................................      62        --        --
  U.S. export sales......................................      34        16        53
  Other..................................................      10        --        --
                                                           ------    ------    ------
                                                           $1,486    $1,047    $1,071
                                                           ======    ======    ======

                                                               AS OF NOVEMBER 30
                                                              --------------------
                                                              2001    2000    1999
                                                              ----    ----    ----
LONG-LIVED ASSETS
  United States.............................................  $263    $284    $251
  Germany...................................................    82      38      45
  Canada....................................................    43      43      38
  Spain.....................................................    23      --      --
  France....................................................    20      --      --
  Other.....................................................    22      --      --
                                                              ----    ----    ----
                                                               453     365     334
  Corporate.................................................     1       1       1
                                                              ----    ----    ----
       Total long-lived assets..............................  $454    $366    $335
                                                              ====    ====    ====

12.  RESTATED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following quarterly financial information for the Company's fiscal years 2001 and 2000 is, by means of this filing, being restated, except for the fourth quarter of fiscal year 2001, to reflect certain adjustments discussed in
Note 2. The sum of earnings per share for the four quarters may not equal the totals for the year due to changes in the weighted average number of shares outstanding.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     2001
                            --------------------------------------------------------------------------------------
                                FIRST QUARTER          SECOND QUARTER           THIRD QUARTER       FOURTH QUARTER
                            ---------------------   ---------------------   ---------------------   --------------
                            PREVIOUSLY              PREVIOUSLY              PREVIOUSLY
                             REPORTED    RESTATED    REPORTED    RESTATED    REPORTED    RESTATED
                            ----------   --------   ----------   --------   ----------   --------
                                               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
NET SALES.................    $ 353       $ 353       $ 410       $ 410       $ 356       $ 356         $ 367
COSTS AND EXPENSES
  Cost of products sold...      309         314         354         352         309         313           301
  Selling, general and
    administrative........       11          11          10           9          13          12            10
  Depreciation and
    amortization..........       18          17          20          20          21          21            19
  Interest expense........        9           9           9           9          10          10             5
  Other income, net.......       (1)         (1)         (3)         (3)         (5)         (5)           (2)
  Foreign exchange gain...      (11)        (11)         --          --          --          --            --
  Restructuring charge....       --          --          19          19          --          --            21
  Unusual items, net......        6           6           2           2          --          --          (159)
                              -----       -----       -----       -----       -----       -----         -----
                                341         345         411         408         348         351           195
INCOME (LOSS) FROM
  CONTINUING OPERATIONS
  BEFORE INCOME TAXES.....       12           8          (1)          2           8           5           172
PROVISION (CREDIT) FOR
  INCOME TAXES............       (5)         (6)         (4)         (3)          3           2            66
                              -----       -----       -----       -----       -----       -----         -----
    NET INCOME............    $  17       $  14       $   3       $   5       $   5       $   3         $ 106
                              =====       =====       =====       =====       =====       =====         =====
EARNINGS PER SHARE OF
  COMMON STOCK
  Basic...................    $0.39       $0.33       $0.08       $0.12       $0.12       $0.07         $2.49
                              =====       =====       =====       =====       =====       =====         =====
  Diluted.................    $0.39       $0.33       $0.08       $0.12       $0.12       $0.07         $2.47
                              =====       =====       =====       =====       =====       =====         =====

---------------

Note: See Note 1(a) for information related to business acquisition and disposition activities, Note 13 related to restructuring activities and
       Note 14 related to certain unusual items included in the Company financial results for the periods presented.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                           2000
                               ---------------------------------------------------------------------------------------------
                                   FIRST QUARTER          SECOND QUARTER           THIRD QUARTER          FOURTH QUARTER
                               ---------------------   ---------------------   ---------------------   ---------------------
                               PREVIOUSLY              PREVIOUSLY              PREVIOUSLY              PREVIOUSLY
                                REPORTED    RESTATED    REPORTED    RESTATED    REPORTED    RESTATED    REPORTED    RESTATED
                               ----------   --------   ----------   --------   ----------   --------   ----------   --------
                                                      (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
NET SALES....................    $ 239       $ 239       $ 271       $ 271       $ 260       $ 260       $ 277       $ 277
COSTS AND EXPENSES
  Cost of products sold......      196         196         215         218         212         213         232         233
  Selling, general and
    administrative...........        8           8          10          10          10          10          12          12
  Depreciation and
    amortization.............       13          13          13          13          13          13          11          11
  Interest expense...........        3           3           4           4           5           5           6           6
  Other (income) expense,
    net......................        1           1          (3)         (3)         (5)         (5)         (5)         (5)
  Foreign exchange loss......       --          --          --          --          --          --           8           8
  Restructuring charge.......       --          --          --          --          --          --          --          --
  Unusual items, net.........        1           1          --          --          (6)         (6)          1           1
                                 -----       -----       -----       -----       -----       -----       -----       -----
                                   222         222         239         242         229         230         265         266
INCOME FROM CONTINUING
  OPERATIONS BEFORE INCOME
  TAXES......................       17          17          32          29          31          30          12          11
PROVISION FOR INCOME TAXES...        7           7          13          12          12          12           5           4
                                 -----       -----       -----       -----       -----       -----       -----       -----
INCOME FROM CONTINUING
  OPERATIONS.................       10          10          19          17          19          18           7           7
CUMULATIVE EFFECT OF A CHANGE
  IN ACCOUNTING PRINCIPLE,
  NET OF INCOME TAXES........       74          74          --          --          --          --          --          --
                                 -----       -----       -----       -----       -----       -----       -----       -----
    NET INCOME...............    $  84       $  84       $  19       $  17       $  19       $  18       $   7       $   7
                                 =====       =====       =====       =====       =====       =====       =====       =====
EARNINGS PER SHARE OF COMMON
  STOCK
  Basic
    Continuing operations....    $0.25       $0.25       $0.45       $0.41       $0.46       $0.43       $0.16       $0.14
    Cumulative effect of a
      change in accounting
      principle..............     1.76        1.76          --          --          --          --          --          --
                                 -----       -----       -----       -----       -----       -----       -----       -----
         Total...............    $2.01       $2.01       $0.45       $0.41       $0.46       $0.43       $0.16       $0.14
                                 =====       =====       =====       =====       =====       =====       =====       =====
  Diluted
    Continuing operations....    $0.25       $0.25       $0.45       $0.41       $0.46       $0.43       $0.16       $0.14
    Cumulative effect of a
      change in accounting
      principle..............     1.76        1.76          --          --          --          --          --          --
                                 -----       -----       -----       -----       -----       -----       -----       -----
         Total...............    $2.01       $2.01       $0.45       $0.41       $0.46       $0.43       $0.16       $0.14
                                 =====       =====       =====       =====       =====       =====       =====       =====

Note: See Note 1(a) for information related to business acquisition and disposition activities, Note 13 related to restructuring activities, Note 14 related to certain unusual items included in the Company financial results for the periods presented and Note 8(a) related to the cumulative effect of a change in accounting principle.

                          CONSOLIDATED BALANCE SHEETS

                                                                      2001 -- RESTATED
                                                              --------------------------------
                                                              FEBRUARY 28   MAY 31   AUGUST 31
                                                              -----------   ------   ---------
CURRENT ASSETS
  Cash and cash equivalents.................................    $   42      $   33    $   36
  Accounts receivable, net..................................       239         236       215
  Inventories, net..........................................       213         202       194
  Current deferred income taxes.............................         5          30        51
  Prepaid expenses and other................................        10          14        14
                                                                ------      ------    ------
     Total current assets...................................       509         515       510
NONCURRENT ASSETS
  Property, plant and equipment, net........................       533         511       512
  Recoverable from the U.S. Government and other third
     parties for environmental remediation costs............       199         195       188
  Deferred income taxes.....................................        64          54        19
  Prepaid pension asset.....................................       298         318       339
  Investments and other assets..............................       144         156       155
                                                                ------      ------    ------
     Total assets...........................................    $1,747      $1,749    $1,723
                                                                ======      ======    ======
CURRENT LIABILITIES
  Short-term borrowings and current portion of long-term
     debt...................................................    $   30      $   30    $   25
  Accounts payable..........................................       102          93        77
  Income taxes payable......................................         7          19        --
  Other current liabilities.................................       364         372       360
                                                                ------      ------    ------
     Total current liabilities..............................       503         514       462
NONCURRENT LIABILITIES
  Long-term debt, net of current portion....................       416         431       456
  Postretirement benefits other than pensions...............       237         235       229
  Reserves for environmental remediation....................       327         321       311
  Other noncurrent liabilities..............................        64          58        58
                                                                ------      ------    ------
     Total liabilities......................................     1,547       1,559     1,516
COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY
  Preference stock, par value of $1.00
  Common stock..............................................         4           4         4
  Other capital.............................................         3           4         7
  Retained earnings.........................................       221         224       226
  Accumulated other comprehensive loss, net of income
     taxes..................................................       (28)        (42)      (30)
                                                                ------      ------    ------
     Total shareholders' equity.............................       200         190       207
                                                                ------      ------    ------
       Total liabilities and shareholders' equity...........    $1,747      $1,749    $1,723
                                                                ======      ======    ======

     As a result of the restatement, total assets decreased $2 million, $1 million and $2 million as of February 28, May 31 and August 31, respectively. Total liabilities increased $10 million, $9 million and $10 million as of the end of the first, second and third quarters, respectively.

                          CONSOLIDATED BALANCE SHEETS

                                                                      2000 -- RESTATED
                                                              --------------------------------
                                                              FEBRUARY 28   MAY 31   AUGUST 31
                                                              -----------   ------   ---------
CURRENT ASSETS
  Cash and cash equivalents.................................    $   16      $   27    $   23
  Accounts receivable, net..................................       128         120       127
  Inventories, net..........................................       167         154       156
  Current deferred income taxes.............................        45          46        41
  Prepaid expenses and other................................         8          10        11
                                                                ------      ------    ------
     Total current assets...................................       364         357       358
NONCURRENT ASSETS
  Property, plant and equipment, net........................       342         349       357
  Recoverable from the U.S. Government and other third
     parties for environmental remediation costs............       210         211       208
  Deferred income taxes.....................................        96          90        83
  Prepaid pension asset.....................................       253         269       287
  Investments and other assets..............................        58          55        57
                                                                ------      ------    ------
     Total assets...........................................    $1,323      $1,331    $1,350
                                                                ======      ======    ======
CURRENT LIABILITIES
  Short-term borrowings and current portion of long-term
     debt...................................................    $    3      $   --    $    4
  Accounts payable..........................................        43          37        37
  Income taxes payable......................................        32          36        37
  Other current liabilities.................................       255         282       258
                                                                ------      ------    ------
     Total current liabilities..............................       333         355       336
NONCURRENT LIABILITIES
  Long-term debt, net of current portion....................       208         190       195
  Postretirement benefits other than pensions...............       251         247       243
  Reserves for environmental remediation....................       344         340       336
  Other noncurrent liabilities..............................        30          31        55
                                                                ------      ------    ------
     Total liabilities......................................     1,166       1,163     1,165
COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY
  Preference stock, par value of $1.00
  Common stock..............................................         4           4         4
  Other capital.............................................         1           2         2
  Retained earnings.........................................       171         184       204
  Accumulated other comprehensive loss, net of income
     taxes..................................................       (19)        (22)      (25)
                                                                ------      ------    ------
     Total shareholders' equity.............................       157         168       185
                                                                ------      ------    ------
       Total liabilities and shareholders' equity...........    $1,323      $1,331    $1,350
                                                                ======      ======    ======

     As a result of the restatement total assets increased by $2 million as of February 28, May 31 and August 31. Total liabilities increased $7 million, $8 million and $9 million as of the end of the first, second, and third quarters of 2000, respectively.

13.  RESTRUCTURING CHARGES

     During 2001, the Company incurred certain restructuring charges (in millions):

                                                               PRE-TAX
ITEM                                                           EXPENSE
----                                                           -------
GDX Automotive restructuring program........................     $29
Voluntary Enhanced Retirement Program.......................      10
AFC restructuring program...................................       1
                                                                 ---
  Restructuring charges.....................................     $40
                                                                 ===

     In 2001, the Company recorded an initial charge of $19 million related to a restructuring and consolidation of its GDX Automotive segment. The restructuring program included the closure of the Marion, Indiana and Ballina, Ireland manufacturing facilities and resulted in the elimination of approximately 760 employee positions. The decision to close these facilities was precipitated by excess capacity and deterioration of performance and losses at these sites. The decision to close the Ballina, Ireland plant was also due to difficulty in retaining plant personnel in light of record employment levels in the region. Remaining programs from these facilities were transferred to other facilities. Later in 2001, the Company recorded an additional charge of $10 million related to this program primarily to reflect a change in estimate for the anticipated disposition values of the idled facilities and assets and benefits costs. The restructuring charge includes approximately $14 million in cash charges primarily related to severance and employee benefit costs. The balance of the charge related to non-cash employee benefit costs and asset write-downs. This restructuring program was substantially complete by the end of the Company's fiscal year 2001.

     An additional restructuring program directed at the recently acquired Draftex business was implemented in 2001. The restructuring program included the closure of a manufacturing facility in Gruchet, France and the consolidation of portions of manufacturing facilities in Chartres, France and Viersen, Germany. The restructuring resulted in the elimination of more than 500 employee positions. Restructuring costs totaling $17 million were recorded as an increase to the goodwill recorded as part of the Draftex acquisition. The restructuring charge includes approximately $15 million in cash charges primarily related to severance and employee benefit costs. The balance of the restructuring charge relates primarily to non-cash charges for the disposition of plant assets. As of November 30, 2001, the remaining accrual was approximately $4 million, substantially all of which related to severance costs paid in December 2001.

     The Company implemented a restructuring of its corporate headquarters in late 2001. The program included a Voluntary Enhanced Retirement Program (VERP) which was offered to certain eligible employees. The program resulted in a $10 million pre-tax charge to expense, of which $8 million will be a cash charge to the Company.

     A restructuring plan implemented at AFC included the elimination of 50 employee positions and resulted in a charge to expense of $1 million. This program was designed to "right-size" AFC's workforce.

14.  UNUSUAL ITEMS

a.  FISCAL YEAR 2001

     Unusual items reflected in the Company's results for fiscal year 2001 include a pre-tax gain on the sale of the Company's EIS business of $206 million (see Note 1(a)), and a pre-tax inventory write-down and accrual totaling $48 million related to Aerojet's participation in a commercial launch vehicle program (see Note 3) and a gain of $2 million related to an insurance settlement for an environmental claim related to a discontinued operation. Additionally, during 2001, the Company settled outstanding claims with the Internal Revenue Service and the State of California. The benefit of the tax refunds, $13 million on an after tax basis, was recorded in the income tax provision. The portion of the tax refunds that will be repaid to the Company's defense customers is reflected as an unusual expense item of $9 million in segment income ($5 million after tax). Accordingly, after repayment to the Company's defense customers, the Company will retain $8 million of the claims settled.

b.  FISCAL YEAR 2000

     During fiscal year 2000, the Company incurred unusual items resulting in a net pre-tax gain of $4 million. Unusual items included a gain of $5 million from the sale of an equity interest in Aerojet Fine Chemicals to NextPharma (see also
Note 1(a)) above; a $3 million gain from an environmental settlement related to a discontinued operation; a $3 million charge related to the pension settlement of a discontinued Canadian operation, and; a $1 million loss on the disposition of property related to a discontinued operation.

c.  FISCAL YEAR 1999

     During fiscal year 1999, the Company incurred unusual items resulting in net pre-tax income before taxes of $12 million. Unusual items included a gain of $59 million on settlements covering certain environmental claims with certain of the Company's insurance carriers; a provision of $33 million for environmental remediation costs associated principally with the Company's initial estimate of its probable share as a Potentially Responsible Party (PRP) in the portion of the San Gabriel Valley Basin Superfund Site known as the Baldwin Park Operable Unit (BPOU); a provision for environmental remediation costs at the Company's Lawrence, Massachusetts site of $6 million; a provision for environmental remediation costs associated with other Company sites of $2 million; a charge of $4 million related to a pricing dispute with a major vehicle sealing customer; a charge of $1 million for the write-down of certain GDX Automotive assets to net realizable value; and a charge of $1 million related to relocation/retention costs associated with the spin-off of OMNOVA.

15.  NEW ACCOUNTING PRONOUNCEMENTS

     Effective July 1, 2001, the Company adopted the provisions of SFAS No. 141, "Business Combinations" (SFAS 141), which is effective for all business combinations initiated after June 30, 2001. SFAS 141 prohibits the use of the pooling-of-interest method for business combinations and establishes the accounting and financial reporting requirements for business combinations accounted for by the purchase method. SFAS 141 also changes the criteria to recognize intangible assets apart from goodwill. The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) effective December 1, 2001. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if indications of possible impairment exist, for impairment. The Company has performed the requisite transitional impairment tests for goodwill and other intangible assets as of December 1, 2001 and has determined that these assets are not impaired as of that date. The adoption of SFAS 142 results in a reduction of annual amortization expenses of approximately $4 million related to goodwill and other indefinite lived intangible assets. The adoption of these standards will not have a material impact on the Company's results of operations, liquidity or financial condition.

     In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143) that provides accounting guidance for the costs of retiring long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact adoption of this standard will have on its financial statements, but a preliminary review indicates that it will not have a material effect on the Company's results of operations, liquidity or financial condition.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) that provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed Of." SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principal Board's Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. The Company has adopted the provisions of SFAS 144 as of December 1, 2001. The adoption of SFAS 144 is not expected to have a material effect on the Company's results of operations, liquidity or financial condition.

16.  SUBSEQUENT EVENTS

     On September 14, 2001, Aerojet reached agreement with the relevant agencies on a Stipulation to modify the Partial Consent Decree (Decree) to carve out approximately 2,600 acres from the Sacramento Superfund site designation. On September 25, 2001, the Stipulation was lodged with the United States District Court and was followed by a 30-day public comment period. Due to the anthrax attacks in Washington DC and subsequent delays in the federal mail system, the United States Department of Justice continued to receive comments after the 30 day period. In addition, three water purveyors and a public interest group have attempted to delay carve-out until the Stipulation's water replacement plan is revised. On February 14, 2002, the claims of two of the water purveyors were removed to the same Unites States District Court where the Stipulation is pending. On March 1, 2002, the agencies filed the motion to approve the Decree modification and management expects the United Stated District Court to approve the modification in due course. See also Note 9(c) for additional details.

     On December 27, 2001, the Company reacquired NextPharma's 40 percent ownership interest in AFC from NextPharma for approximately $25 million. The consideration included cash of $13 million and the return of the common stock in NextPharma's parent company held by GenCorp, which represented approximately 31 percent of the common stock interest in that entity. The cash component is due in installments: $7 million paid on December 27, 2001; $2.0 million paid on February 15, 2002; $2.0 million to be paid in May 2002, and; $2.0 million to be paid in August 2002. As part of the transaction, other agreements between the two companies were terminated, including a comprehensive sales and marketing agreement. With the termination of these agreements, AFC reassumed responsibility for sales, marketing and customer interface. The acquisition agreement also contains a provision for a contingent payment of up to $12 million in the event of a disposition of AFC by GenCorp within the next two years. As discussed in Note 1(a), NextPharma acquired the minority interest in AFC in June 2000.

     In February 2002 an independent arbitrator rendered a decision on the dispute between The Laird Group and the Company involving certain adjustments to the purchase price. However, there are further issues impacting the purchase price including the effect of the arbitrator's decision, which have yet to be resolved between the parties. Management believes that resolution of these issues will not have a material effect on the Company's results of operations, liquidity or financial condition.

     On February 28, 2002 the Company executed an amendment to the Credit Facility, which provides an additional $25 million term loan. See Note 7.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to nominees who will stand for election as a director of the Company at the March 27, 2002 Annual Meeting of Shareholders is set forth on Pages 2 and 3 of the Company's 2002 Proxy Statement and is incorporated herein by reference. Information with respect to directors of the Company whose terms extend beyond the March 27, 2002 Annual Meeting of Shareholders is set forth on pages 3 and 4 of the Company's 2002 Proxy Statement and is incorporated herein by reference.

     Based solely upon review of reports of ownership, reports of changes of ownership and written representations under Section 16(a) of the Securities Exchange Act of 1934 which were furnished to the Company during or with respect to 2001 by persons who were, at any time during 2001, directors or officers of the Company or beneficial owners of more than 10 percent of the outstanding shares of Common Stock, no such person failed to file on a timely basis any report required by such section during 2001, except J. Robert Anderson who had a late filing of Form 3 due to international travel.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is set forth on Pages 9 through 23 of the Company's 2002 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding the security ownership of certain beneficial owners and management is set forth on Pages 5 and 6 of the Company's 2002 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain transactions and employment agreements with management is set forth on Pages 16 through 19 of the Company's 2002 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:

(a)(1) and (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     A listing of financial statements and financial statement schedules is set forth in a separate section of this report beginning on GC-1.

(a)(3) EXHIBITS

     An index of exhibits begins on page -i- of this report.

(b) REPORTS ON FORM 8-K

     The Company filed a Report on Form 8-K on October 22, 2001 incorporating its press release dated October 22, 2001 announcing that Aerojet had completed the sale of EIS business to Northrop Grumman for $315 million in cash.

     The Company filed a Report on Form 8-K on November 5, 2001 announcing Aerojet had completed its October 19, 2001 sale of its EIS business to Northrop Grumman for $315 million in cash, subject to certain working capital adjustments as defined in the agreement. The Report on Form 8-K included copies of the Asset Purchase Agreement and related agreements between Aerojet and Northrop Grumman, as well the unaudited pro forma combined consolidated financial statements of GenCorp.

     The Company filed a Report on Form 8-K on November 26, 2001 incorporating its press release dated November 23, 2001 announcing a definitive agreement to reacquire a 40 percent ownership position in AFC from NextPharma for approximately $13 million in cash, the return of GenCorp's interest in NextPharma's parent and a provision for a contingent payment of up to $12 million in the event of a disposition of AFC within the next two years.

     The Company filed a Report on Form 8-K on December 3, 2001 incorporating its press release dated November 30, 2001 announcing the sale of approximately 1,100 acres of property in East Sacramento County to Elliott Homes Inc., for approximately $28 million. The land lies outside of the Aerojet Superfund site boundaries and is not a part of the approximate 2,600 acres of land that have been declared clean and are proposed to be carved out of the Superfund site designation under an agreement with federal and state regulators.

(c) EXHIBITS

     The response to this portion of Item 14 is set forth in a separate section of this report immediately following the exhibit index.

(d) FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules have been omitted because they are inapplicable, not required by the instructions or because the required information is either incorporated herein by reference or included in the financial statements or notes thereto included in this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 6, 2002                             GENCORP INC.

                                          By: /s/ WILLIAM R. PHILLIPS
                                            ------------------------------------
                                                 William R. Phillips
                                                 Senior Vice President, Law;
                                                 General Counsel and Secretary

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

                       SIGNATURE                                   TITLE                      DATE
                       ---------                                   -----                      ----

By:               /s/ ROBERT A. WOLFE               Chairman, Chief Executive Officer     March 6, 2002
     ---------------------------------------------
                    Robert A. Wolfe

By:                /s/ TERRY L. HALL                Senior Vice President and Chief       March 6, 2002
     ---------------------------------------------  Operating Officer
                     Terry L. Hall

By:               /s/ YASMIN R. SEYAL               Senior Vice President, Finance;       March 6, 2002
     ---------------------------------------------  Acting Chief Financial Officer
                    Yasmin R. Seyal                 (Principal Financial and Accounting
                                                    Officer)

By:                        *                        Director                              March 6, 2002
     ---------------------------------------------
                  J. Robert Anderson

By:                        *                        Director                              March 6, 2002
     ---------------------------------------------
                    J. Gary Cooper

By:                        *                        Director                              March 6, 2002
     ---------------------------------------------
                     Irving Gutin

By:                        *                        Director                              March 6, 2002
     ---------------------------------------------
                    William K. Hall

By:                        *                        Director                              March 6, 2002
     ---------------------------------------------
                  James M. Osterhoff

By:                        *                        Director                              March 6, 2002
     ---------------------------------------------
                  Steven G. Rothmeier

By:                        *                        Director                              March 6, 2002
     ---------------------------------------------
                   Sheila E. Widnall

  *Signed by the undersigned as attorney-in-fact and agent for the Directors indicated

By:             /s/ WILLIAM R. PHILLIPS                                                   March 6, 2002
     ---------------------------------------------
                  William R. Phillips

                           ANNUAL REPORT ON FORM 10-K
                     ITEM 14(a)(1)(2) AND (3), (c) AND (d)
                        LIST OF FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES
                                 EXHIBIT INDEX
                                CERTAIN EXHIBITS
                      FISCAL YEAR ENDED NOVEMBER 30, 2001
                                  GENCORP INC.
                       SACRAMENTO, CALIFORNIA 95853-7012

                                  GENCORP INC

                             ITEM 14(a)(1) AND (2)

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                               PAGE
                                                              NUMBER
                                                              ------
(1) FINANCIAL STATEMENTS
The following consolidated financial statements of GenCorp
  Inc. are included in Part II, Item 8 of this report:
  Report of Ernst & Young LLP, Independent Accountants......     38
  Consolidated Statements of Income for each of the three
     years ended November 30, 2001..........................     39
  Consolidated Balance Sheets as of November 30, 2001 and
     2000...................................................     40
  Consolidated Statements of Shareholders' Equity for each
     of the three years ended November 30, 2001.............     41
  Consolidated Statements of Cash Flows for each of the
     three years ended November 30, 2001....................     42
Notes to Consolidated Financial Statements..................     43

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted because they are inapplicable, not required by the instructions or because the required information is either incorporated herein by reference or included in the financial statements or notes thereto included in this report.

             CONSENT OF ERNST & YOUNG LLP, INDEPENDENT ACCOUNTANTS

     We consent to the incorporation by reference in GenCorp Inc.'s Registration Statement Nos. 333-91783, 333-35621, 33-61928, 33-28056 and 2-98730 on Form S-8,
Post Effective Amendment No. 1 to Registration Statement Nos. 2-80440 and 2-83133 on Form S-8, and Post Effective Amendment No. 4 to Registration Statement No. 2-66840 on Form S-8 of our report dated February 28, 2002, with respect to the consolidated financial statements of GenCorp Inc. included in the Annual Report (Form 10-K) for the year ended November 30, 2001.

                                                               Ernst & Young LLP

Sacramento, California
February 28, 2002

                                 EXHIBIT INDEX

   TABLE       EXHIBIT                                                       EXHIBIT
  ITEM NO.     DESCRIPTION                                                   LETTER
  --------     -----------                                                   -------
    2          PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT,
               LIQUIDATION, OR SUCCESSION
    2.1        Asset Purchase Agreement By and Between Aerojet-General
               Corporation (Aerojet) and Northrop Grumman Systems
               Corporation (Northrop Grumman) dated April 19, 2001 was
               filed as Exhibit 2.1 to the Company's Current Report on Form
               8-K dated November 5, 2001 (File No. 1-1520), and is
               incorporated herein by reference.
    2.2        Amendment No. 1 to Asset Purchase Agreement By and Between
               Aerojet and Northrop Grumman, dated September 19, 2001 was filed as Exhibit 2.2 to the Company's Current Report on Form
               8-K dated November 5, 2001 (File No. 1-1520), and is
               incorporated herein by reference.
    2.3        Amendment No. 2 to Asset Purchase Agreement By and Between
               Aerojet and Northrop Grumman, dated October 19, 2001 was
               filed as Exhibit 2.3 to the Company's Current Report on Form
               8-K dated November 5, 2001 (File No. 1-1520), and is
               incorporated herein by reference.
    2.4        Amended and Restated Environmental Agreement By and Among
               Aerojet and Northrop Grumman, dated October 19, 2001
               (Exhibit F to Asset Purchase Agreement By and Between
               Aerojet and Northrop Grumman dated April 19, 2001 was filed as Exhibit 2.4 to the Company's Current Report on Form 8-K
               dated November 5, 2001 (File No. 1-1520), and is
               incorporated herein by reference.
    2.5        Guaranty Agreement By GenCorp Inc. (GenCorp or the Company)
               for the Benefit of Northrop Grumman (Exhibit H to Asset
               Purchase Agreement By and Between Aerojet and Northrop
               Grumman dated April 19, 2001) was filed as Exhibit 2.5 to
               the Company's Current Report on Form 8-K dated November 5,
               2001 (File No. 1-1520), and is incorporated herein by
               reference.
    2.6        Agreement between The Laird Group Public Limited Company and
               GenCorp for the sale and purchase of all of the issued
               shares of various companies comprising the Draftex
               International Car Body Seals Division was filed as Exhibit
               10.1 to the Current Report on Form 8-K dated December 29,
               2000 (File No. 1-1520), and is incorporated herein by
               reference.
    3          ARTICLES OF INCORPORATION AND BY-LAWS
    3.1        The Amended Articles of Incorporation of GenCorp, as amended on March 29, 2000 (as filed with the Secretary of State of
               Ohio on June 19, 2000), were filed as Exhibit 3.1 to the
               Company's Quarterly Report on Form 10-Q for the fiscal
               quarter ended August 31, 2000 (File No. 1-1520), and are
               incorporated herein by reference.
    3.2        The Amended Code of Regulations of GenCorp, as amended on
               March 29, 2000, were filed as Exhibit 3.2 to the Company's
               Quarterly Report on Form 10-Q for the fiscal quarter ended
               August 31, 2000 (File No. 1-1520), and are incorporated
               herein by reference.
    4          INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS,
               INCLUDING INDENTURES
    4.1        Amended and Restated Rights Agreement (with exhibits) dated as of December 7, 1987 between GenCorp and Morgan
               Shareholder Services Trust Company as Rights Agent was filed as Exhibit D to the Company's Annual Report on Form 10-K for
               the fiscal year ended November 30, 1987 (File No. 1-1520), and is incorporated herein by reference.

   TABLE       EXHIBIT                                                       EXHIBIT
  ITEM NO.     DESCRIPTION                                                   LETTER
  --------     -----------                                                   -------
    4.2        Amendment to Rights Agreement among GenCorp, The First
               Chicago Trust Company of New York, as resigning Rights Agent and The Bank of New York, as successor Rights Agent, dated
               August 21, 1995 was filed as Exhibit A to the Company's
               Annual Report on Form 10-K for the fiscal year ended
               November 30, 1995 (File No. 1-1520), and is incorporated
               herein by reference.
    4.3        Amendment to Rights Agreement between GenCorp and The Bank of New York as successor Rights Agent, dated as of January
               20, 1997 was filed as Exhibit 4.1 to the Company's Current
               Report on Form 8-K Date of Report January 20, 1997 (File No.
               1-1520), and is incorporated herein by reference.
    4.4        Credit Agreement among GenCorp, as the Borrower, Bankers
               Trust Company, as Administrative Agent, Bank One, NA, as
               Syndication Agent, Deutsche Bank Securities Inc. and Banc
               One Capital Markets, Inc., as Joint Lead Arrangers and Joint
               Book Manager and Various Lending Institutions was filed as
               Exhibit 10.2 to the Current Report on Form 8-K dated
               December 29, 2000 (File No. 1-1520), and is incorporated
               herein by reference.
    4.5        Amendment No. 1 to Credit Agreement and Amendment No. 1 to       A
               Post Closing Agreement dated January 26, 2001, Amendment No.
               2 to Credit Agreement, Amendment No. 2 to Post Closing
               Agreement, Amendment No. 1 to Collateral Agreements, and
               Limited Waiver dated August 31, 2001, Limited Waiver dated
               October 15, 2001, Limited Waiver and Temporary Commitment
               Increase Agreement dated November 20, 2001, Limited Waiver and Amendment dated December 31, 2001, Limited Waiver dated
               February 15, 2002, Amendment No. 4 to Credit Agreement and
               Waiver dated February 28, 2002, between the Company and
               Bankers Trust Company as a Lender and as Administrative
               Agent for the Lenders ("Administrative Agent"), and the
               other Lenders signatory to the Credit Agreement.
   10          MATERIAL CONTRACTS
   10.1        Distribution Agreement dated September 30, 1999 between
               GenCorp Inc. and OMNOVA Solutions Inc. ("OMNOVA") was filed as Exhibit B to the Company's Annual Report on Form 10-K for
               the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.
   10.2        Tax Matters Agreement dated September 30, 1999 between
               GenCorp and OMNOVA was filed as Exhibit C to the Company's
               Annual Report on Form 10-K for the fiscal year ended
               November 30, 1999 (File No. 1-1520), and is incorporated
               herein by reference.
   10.3        Alternative Dispute Resolution Agreement dated September 30,
               1999 between GenCorp and OMNOVA was filed as Exhibit D to
               the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is
               incorporated herein by reference.
   10.4        Agreement on Employee Matters dated September 30, 1999
               between GenCorp Inc. and OMNOVA was filed as Exhibit E to
               the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is
               incorporated herein by reference.
   10.5        Services and Support Agreement between GenCorp Inc. and
               OMNOVA was filed as Exhibit F to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999
               (File No. 1-1520), and is incorporated herein by reference.

   TABLE       EXHIBIT                                                       EXHIBIT
  ITEM NO.     DESCRIPTION                                                   LETTER
  --------     -----------                                                   -------
10(iii)(A)     MANAGEMENT CONTRACTS, COMPENSATORY PLANS OR ARRANGEMENTS
   10.6        An Employment Agreement dated July 28, 1997 between the
               Company and Robert A. Wolfe was filed as Exhibit A to the
               Company's Annual Report on Form 10-K for the fiscal year
               ended November 30, 1997 (File No. 1-1520), and is
               incorporated herein by reference.
   10.7        Employment Agreement dated May 6, 1999 between the Company and Terry L. Hall was filed as Exhibit 10.1 to the Company's
               Quarterly Report on Form 10-Q for the quarter ended August
               31, 1999 (File No. 1-1520) and is incorporated herein by
               reference.
   10.8        Severance Agreement dated as of October 1, 1999 between the
               Company and Robert A. Wolfe was filed as Exhibit G to the
               Company's Annual Report on Form 10-K for the fiscal year
               ended November 30, 1999 (File No. 1-1520), and is
               incorporated herein by reference.
   10.9        Employment Retention Agreement dated November 30, 2001           B
               between the Company and Robert A. Wolfe providing
               supplemental retirement benefits and other matters.
   10.10       Form of Severance Agreement granted to certain executive
               officers of the Company to provide for payment of an amount equal to annual base salary and highest average annual
               incentive compensation awarded during three most recent
               previous fiscal years or, if greater, target award for the fiscal year in question, multiplied by a factor of two or
               three, as the case may be, if their employment should
               terminate for any reason other than death, disability,
               willful misconduct or retirement within three years after a change in control, as such term is defined in such agreement was filed as Exhibit D to the Company's Annual Report on
               Form 10-K for the fiscal year ended November 30, 1997 (File
               No. 1-1520), and is incorporated herein by reference.
   10.11       GenCorp Inc. 1999 Equity and Performance Incentive Plan was
               filed as Exhibit H to the Company's Annual Report on Form
               10-K for the fiscal year ended November 30, 1999 (File
               No.1-1520), and is incorporated herein by reference.
   10.12       GenCorp 1996 Supplemental Retirement Plan for Management
               Employees effective March 1, 1996 was filed as Exhibit B to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 (File No. 1-1520), and is
               incorporated herein by reference.
   10.13       Benefits Restoration Plan for Salaried Employees of GenCorp
               Inc. and Certain Subsidiary Companies as amended and
               restated effective December 1, 1986, was filed as Exhibit G to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1987 (File No. 1-1520), and is
               incorporated herein by reference.
   10.14       Information relating to the Deferred Bonus Plan of GenCorp
               Inc. is contained in Post-Effective Amendment No. 1 to Form
               S-8 Registration Statement No. 2-83133 dated April 18, 1986 and is incorporated herein by reference.
   10.15       Amendment to the Deferred Bonus Plan of GenCorp Inc.
               effective as of April 5, 1987, was filed as Exhibit I to the
               Company's Annual Report on Form 10-K for the fiscal year
               ended November 30, 1987 (File No. 1-1520), and is
               incorporated herein by reference.
   10.16       GenCorp Inc. Deferred Compensation Plan for Nonemployee
               Directors effective January 1, 1992 was filed as Exhibit A to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1991 (File No. 1-1520), and is
               incorporated herein by reference.
   10.17       GenCorp Inc. 1993 Stock Option Plan effective March 31, 1993 was filed as Exhibit 4.1 to Form S-8 Registration Statement
               No. 33-61928 dated April 30, 1993 and is incorporated herein by reference.

   TABLE       EXHIBIT                                                       EXHIBIT
  ITEM NO.     DESCRIPTION                                                   LETTER
  --------     -----------                                                   -------
   10.18       GenCorp Inc. 1997 Stock Option Plan effective March 26, 1997 was filed as Exhibit 4.1 to Form S-8 Registration Statement
               No. 333-35621 dated September 15, 1997 and is incorporated herein by reference.
   10.19       1999 GenCorp Key Employee Retention Plan providing for
               payment of up to two annual cash retention payments to
               Eligible Employees who satisfactorily continue their
               employment with GenCorp, attain specified performance
               objectives (including the spin-off of the GenCorp
               Performance Chemicals and Decorative and Building Products
               Divisions), and meet all plan provisions was filed as
               Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
               for the quarter ended February 28, 1999 (File No. 1-1520), and is incorporated herein by reference.
   10.20       Form of Key Employee Retention Letter Agreement was filed as
               Exhibit I to the Company's Annual Report on Form 10-K for
               the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.
   10.21       1999 GenCorp Key Employee Retention Plan was filed as
               Exhibit J to the Company's Annual Report on Form 10-K for
               the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.
   10.22       Form of Relocation Agreement between the Company and certain
               Employees was filed as Exhibit K to the Company's Annual
               Report on Form 10-K for the fiscal year ended November 30,
               1999 (File No. 1-1520), and is incorporated herein by
               reference.
   10.23       Form of Restricted Stock Agreement between the Company and
               Nonemployee Directors providing for payment of part of
               Directors' compensation for service on the Board of
               Directors in Company stock was filed as Exhibit 10.1 to the
               Company's Quarterly Report on Form 10-Q for the quarter
               ended February 28, 1998 (File No. 1-1520), and is
               incorporated herein by reference.
   10.24       Form of Restricted Stock Agreement between the Company and
               Nonemployee Directors providing for payment of part of
               Directors' compensation for service on the Board of
               Directors in Company stock was filed as Exhibit 10.1 to the
               Company's Quarterly Report on Form 10-Q for the quarter
               ended February 28, 1999 (File No. 1-1520), and is
               incorporated herein by reference.
   10.25       Form of Director and Officer Indemnification Agreement was
               filed as Exhibit L to the Company's Annual Report on
               Form10-K for the fiscal year ended November 30, 1999 (File
               No.1-1520), and is incorporated herein by reference.
   10.26       Form of Director Indemnification Agreement was filed as
               Exhibit M to the Company's Annual Report on Form 10-K for
               the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.
   10.27       Form of Officer Indemnification Agreement was filed as
               Exhibit N to the Company's Annual Report on Form 10-K for
               the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.
   10.28       GenCorp Inc. Executive Incentive Compensation Program,
               amended September 8, 1995 to be effective for the 1996
               fiscal year was filed as Exhibit E to the Company's Annual
               Report on Form 10-K for the fiscal year ended November 30,
               1997 (File No. 1-1520), and is incorporated herein by
               reference.
   10.29       2001 Supplemental Retirement Plan For GenCorp Executives         C
               effective December 1, 2001, incorporating the Company's
               Voluntary Enhanced Retirement Program.
   21          SUBSIDIARIES OF THE REGISTRANT
               Listing of subsidiaries of the Company.                          D

   TABLE       EXHIBIT                                                       EXHIBIT
  ITEM NO.     DESCRIPTION                                                   LETTER
  --------     -----------                                                   -------
   23          CONSENT OF EXPERTS
               Consent of Ernst & Young LLP, Independent Accountants, is
               contained on page GC-2 of this Form 10-K and is incorporated herein by reference.
   24          POWER OF ATTORNEY
               Powers of Attorney executed by J. R. Anderson, J. G. Cooper,     E
               I. Gutin, W.K. Hall, J.M. Osterhoff, S.G. Rothmeier, and
               S.E. Widnall, Directors of the Company.