Form 10-Q
period 2002-02-28
GENCORP INC
filed 2002-04-03
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: February 28, 2002

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 1-1520

GenCorp Inc.
(Exact name of registrant as specified in its charter)

Ohio (State of Incorporation)	34-0244000 (I.R.S. Employer Identification No.)

Highway 50 and Aerojet Road Rancho Cordova, California (Address of Principal Executive Offices)	95670 (Zip Code)

P.O. Box 537012 Sacramento, California (Mailing Address)	95853-7012 (Zip Code)

Registrant’s telephone number, including area code (916) 355-4000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No

     As of March 31, 2002, there were 43,112,504 outstanding shares of the Company’s Common Stock, $0.10 par value.

GenCorp Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended February 28, 2002

Item
Number		Page

	PART I — FINANCIAL INFORMATION
1	Financial Statements	1
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
3	Quantitative and Qualitative Disclosures About Market Risk	37
	PART II — OTHER INFORMATION
1	Legal Proceedings	37
4	Submission of Matters to a Vote of Security Holders	38
5	Other Information	38
6	Exhibits and Reports on Form 8-K	39
	SIGNATURES
	Signatures	40

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

GenCorp Inc.

Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended
	February 28,

	2002	2001

		(Restated)
	(Dollars in millions, except
	per share amounts)
Net Sales	$249	$353
Costs and Expenses
Cost of products sold	214	314
Selling, general and administrative	12	11
Depreciation and amortization	14	17
Interest expense	3	9
Other income, net	(1)	(1)
Foreign exchange gain	—	(11)
Unusual items, net	2	6

	244	345
Income Before Income Taxes	5	8
Provision (credit) for income taxes	2	(6)

Net Income	$3	$14

Earnings Per Share of Common Stock
Basic	$0.07	$0.33

Diluted	$0.07	$0.33

Dividends Declared Per Share of Common Stock	$0.03	$0.03

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Condensed Consolidated Balance Sheets

	February 28	November 30,
	2002	2001

	(unaudited)
	(Dollars in millions,
	except per share amounts)
Current Assets
Cash and cash equivalents	$54	$44
Accounts receivable	166	189
Inventories, net	156	167
Current deferred income taxes	17	14
Prepaid expenses and other	6	4

Total Current Assets	399	418
Noncurrent Assets
Property, plant and equipment, net	444	454
Recoverable from the U.S. Government and other third parties for environmental remediation costs	128	138
Deferred income taxes	8	6
Prepaid pension asset	300	287
Goodwill, net	75	65
Other noncurrent assets, net	70	96

Total Noncurrent Assets	1,025	1,046

Total Assets	$1,424	$1,464

Current Liabilities
Short-term borrowings and current portion of long-term debt	$26	$17
Accounts payable	82	83
Income taxes payable	34	29
Other current liabilities	304	336

Total Current Liabilities	446	465
Noncurrent Liabilities
Long-term debt, net of current portion	220	197
Postretirement benefits other than pensions	189	194
Reserves for environmental remediation	226	244
Other noncurrent liabilities	35	54

Total Noncurrent Liabilities	670	689

Total Liabilities	1,116	1,154
Commitments and Contingent Liabilities Shareholders’ Equity
Preference stock, par value of $1.00 per share; 15 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10 per share; 150 million shares authorized; 43.0 million shares issued, 42.7 million outstanding as of February 28, 2002 (42.9 million shares issued, 42.6 million shares outstanding as of November 30, 2001)	4	4
Other capital	10	9
Retained earnings	333	331
Accumulated other comprehensive loss, net of income taxes	(39)	(34)

Total Shareholders’ Equity	308	310

Total Liabilities and Shareholders’ Equity	$1,424	$1,464

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	February 28

	2002	2001

		(Restated)
	(Dollars in millions)
Operating Activities
Net Income	$3	$14
Adjustments to reconcile net income to net cash used in operating activities:
Net loss related to reacquisition of minority ownership interest in subsidiary	2	—
Foreign currency transaction gain	—	(11)
Depreciation and amortization	14	17
Deferred income taxes	(4)	8
Changes in assets and liabilities, net of effects of acquisitions of businesses:
Current assets	26	(41)
Noncurrent assets	3	(13)
Current liabilities	(24)	6
Noncurrent liabilities	(23)	(7)

Net Cash Used in Operating Activities	(3)	(27)
Investing Activities
Capital expenditures	(6)	(6)
Acquisition of businesses, net of cash acquired	(8)	(174)

Net Cash Used in Investing Activities	(14)	(180)
Financing Activities
Borrowings (repayments) on revolving credit facility, net	3	(144)
Net short-term debt (repayments) incurred	(2)	26
Proceeds from the issuance of long-term debt	25	350
Dividends paid	(1)	(1)
Other equity transactions	1	1

Net Cash Provided by Financing Activities	26	232

Effect of exchange rate fluctuations on cash and cash equivalents	1	—

Net Increase in Cash and Cash Equivalents	10	25
Cash and Cash Equivalents at Beginning of Period	44	17

Cash and Cash Equivalents at End of Period	$54	$42

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.     Basis of Presentation and Nature of Operations

     The accompanying unaudited Condensed Consolidated Financial Statements of GenCorp Inc. (GenCorp or the Company) include the accounts of the parent company and its wholly-owned and majority-owned subsidiaries. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and notes required by accounting principles generally accepted in the United States (GAAP) for a complete set of financial statements. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the GenCorp Annual Report on Form 10-K for the fiscal year ended November 30, 2001, as filed with the U.S. Securities and Exchange Commission (SEC).

     In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make certain assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, our operating results for interim periods may not be indicative of the results of operations for a full fiscal year.

     Certain reclassifications have been made to financial information for prior years to conform to the current year’s presentation.

     Headquartered in Sacramento, California, GenCorp is a multinational manufacturing company operating primarily in the U.S. and Europe. The Company’s operations are organized into three segments: GDX Automotive, Aerospace and Defense and Fine Chemicals. The Company’s GDX Automotive segment is a major automotive supplier, engaged in the development, manufacture and sale of highly engineered extruded and molded rubber and plastic sealing systems for vehicle bodies and windows for automotive original equipment manufacturers. The Aerospace and Defense segment includes the operations of Aerojet-General Corporation (Aerojet). Aerojet’s business primarily serves high technology markets that include Space and Strategic Rocket Propulsion and Tactical Weapons. Primary customers served include major prime contractors to the U.S. Government, the Department of Defense and the National Aeronautics and Space Administration (NASA). In addition, Aerojet also has significant undeveloped real estate holdings in Sacramento, California. The Company’s real estate business is a component of the Aerospace and Defense segment. The Company’s Fine Chemicals segment consists of the operations of Aerojet Fine Chemicals LLC (AFC). AFC supplies special intermediates and active pharmaceutical ingredients primarily to commercial customers in the pharmaceutical industry. See Note 11 for financial information for the Company’s operating segments.

     See Note 3 for information related to the acquisition and disposition of businesses for the periods covered by this report.

2.     Restatement of Previously Issued Financial Statements

     In January 2002, the Company became aware of certain potential accounting issues at two of its GDX Automotive manufacturing plants in North America. The Company promptly notified both its Audit Committee and its independent accountants. Under the direction and oversight of the Audit Committee and with the assistance of outside legal advisors and accounting consultants, the Company conducted an inquiry into these and related accounting issues as well as a more complete evaluation of accounting practices and internal control processes throughout the Company. As a result of this process, due primarily to activities at one GDX Automotive manufacturing plant, the Company restated its previously issued financial statements for the years ended November 30, 2000 and November 30, 1999. Unaudited quarterly financial information for the first three quarters of the year ended November 30, 2001 was also restated.

     The revisions primarily arise from the correction of certain balance sheet and income statement items, which among other things, relate to the accounting for customer-owned tooling and recognition of liabilities at one of the Company’s GDX Automotive manufacturing plants that the Company has determined were not properly recorded in the Company’s accounting records.

     Unless otherwise expressly stated, all financial information in this Quarterly Report on Form 10-Q is presented inclusive of these revisions.

Consolidated Statements of Income

	2001

	First Quarter		Second Quarter		Third Quarter

	Previously		Previously		Previously
	Reported*	Restated	Reported*	Restated	Reported*	Restated

	(Dollars in millions, except per share amounts)
Net Sales	$353	$353	$410	$410	$356	$356
Costs and Expenses
Cost of products sold	309	314	354	352	309	313
Selling, general and administrative	11	11	10	9	13	12
Depreciation and amortization	18	17	20	20	21	21
Interest expense	9	9	9	9	10	10
Other income, net	(1)	(1)	(3)	(3)	(5)	(5)
Foreign exchange gain	(11)	(11)	—	—	—	—
Restructuring charge	—	—	19	19	—	—
Unusual items, net	6	6	2	2	—	—

	341	345	411	408	348	351
Income (Loss) Before Income Taxes	12	8	(1)	2	8	5
Provision (credit) for income taxes	(5)	(6)	(4)	(3)	3	2

Net Income	$17	$14	$3	$5	$5	$3

Earnings Per Share of Common Stock
Basic	$0.39	$0.33	$0.08	$0.12	$0.12	$0.07

Diluted	$0.39	$0.33	$0.08	$0.12	$0.12	$0.07

*	The amounts shown as previously reported for the first, second and third quarters of fiscal year 2001 are as reported in the Company’s Quarterly Report on Form 10-Q for those interim periods. These amounts were restated in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001.

3.     Acquisition and Disposition of Businesses

     On December 27, 2001, the Company reacquired the 40 percent minority ownership interest in AFC previously held by NextPharma Technologies USA Inc. (NextPharma) for approximately $25 million. The consideration included cash of $13 million and the return of the common stock in NextPharma’s parent company held by GenCorp, which represented approximately 31 percent of the common stock interest in that entity. The cash component is due in installments: $7 million paid on December 27, 2001; $2 million paid on February 15, 2002; $2 million to be paid in May 2002, and; $2 million to be paid in August 2002. As part of the transaction, other agreements between the two companies were terminated, including a comprehensive sales and marketing agreement. The sales and marketing agreement included minimum annual cash payments of $2.5 million regardless of sales levels. With the termination of these agreements, AFC reassumed responsibility for sales, marketing and customer interface. The acquisition agreement also contains a provision for a contingent payment of up to $12 million in the event of a disposition of AFC by GenCorp on or before November 30, 2003.

     A net charge to expense of $2 million resulted from a gain on the disposition of the common stock in NextPharma’s parent company held by GenCorp and a loss attributable to terminating the sales and marketing agreement. The net charge is considered an unusual item for financial reporting purposes for the first quarter of fiscal year 2002.

     Aerojet finalized the sale of its Electronic and Information Systems (EIS) business to Northrop Grumman Corporation (Northrop Grumman) for $315 million in cash on October 19, 2001, subject to certain working capital adjustments as defined in the agreement. The EIS business had revenues of approximately $398 million and pre-tax income of approximately $30 million for the period December 1, 2000 through October 19, 2001. The results of operations for EIS are included in the Company’s Aerospace and Defense segment for all periods presented in the Consolidated Statements of Income through the sale date. The pre-tax gain on the transaction was $206 million.

     In December 2001, Northrop Grumman proposed significant adjustments which would require that Aerojet make a purchase price reduction of approximately $42 million. Aerojet disagrees with Northrop Grumman’s proposed balance sheet adjustments on the basis that they are inconsistent with the Asset Purchase Agreement. The proposed adjustments are subject to arbitration.

     On December 29, 2000, the Company acquired The Laird Group Public Limited Company’s (The Laird Group) Draftex International Car Body Seals Division (the Draftex business or Draftex). An independent arbitrator decided certain adjustments to the purchase price of the Draftex business in February 2002. As discussed in Note 14, the Company and The Laird Group reached an agreement on the remaining purchase price adjustments in March 2002, resulting in a final purchase price of $205 million, including cash of $199 million and direct acquisition costs of $6 million.

     Draftex is now included as part of the Company’s GDX Automotive segment. As part of the transaction, 11 manufacturing plants in Spain, France, Germany, Czech Republic, China, and the U.S. were acquired. The acquisition was accounted for under the purchase method of accounting and the excess of cost over the fair value of the identified assets acquired and liabilities assumed was classified as goodwill. The allocation of purchase price included a reserve for certain anticipated exit costs, including involuntary employee terminations and associated benefits and facility closure costs of approximately $17 million. The restructuring plan was completed in December 2001. The balance of the restructuring accrual as of November 30, 2001 of $4 million was paid in December 2001 primarily as severance costs.

     The Company entered into several forward exchange contracts related to the Draftex acquisition in December 2000. Settlement of these contracts, in December 2000, resulted in a pre-tax gain of $11 million. Other than this transaction, the Company has not entered into any significant foreign currency forward exchange contracts or any other transaction involving derivative financial instruments.

4.     Earnings Per Share of Common Stock

     A reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share of common stock (EPS) is presented in the following table (dollars in millions, except per share amounts; shares in thousands):

	Three months ended February 28

	2002	2001

Numerator for Basic and Diluted EPS
Net income	$3	$14

Denominator for Basic EPS
Weighted average shares of common stock outstanding	42,652	42,010

Denominator for Diluted EPS
Weighted average shares of common stock outstanding	42,652	42,010
Employee stock options	392	230
Other	—	92

	43,044	42,332

Basic EPS	$0.07	$0.33

Diluted EPS	$0.07	$0.33

5.     Inventories

	February 28	November 30
	2002	2001

	(Millions)
Raw materials and supplies	$31	$31
Work-in-process	20	20
Finished goods	13	17

Approximate replacement cost of inventories	64	68
LIFO reserves	(5)	(5)

	59	63
Long-term contracts at average cost	147	245
Progress payments	(50)	(141)

Inventories	$156	$167

6.     Property, Plant and Equipment

	February 28	November 30
	2002	2001

	(Millions)
Land	$37	$37
Buildings and improvements	256	257
Machinery and equipment	605	611
Construction-in-progress	32	26

	930	931
Less: accumulated depreciation	(486)	(477)

Total property, plant and equipment, net	$444	$454

7.     Long-Term Debt and Credit Facility

     On December 28, 2000, the Company entered into a new, five year, $500 million senior credit facility (Credit Facility). The Credit Facility was used to finance the acquisition of the Draftex business (see Note 3) and replaced an earlier credit facility.

     On February 28, 2002 the Company executed Amendment No. 4 to its Credit Facility, which provided an additional $25 million term loan (Term Loan C) with the ability to request an additional $25 million under Term Loan C, subject to the satisfaction of certain conditions and the Company issuing a minimum of $35 million of equity or subordinated debt prior to March 28, 2002. Amendment No. 4 also extended the date for the reduction of the revolving credit facility from March 8, 2002 to March 28, 2002. The initial $25 million Term Loan C has a term which matures on December 28, 2002, but in the event the Company obtains a minimum of $35 million of equity or subordinated debt prior to March 28, 2002, the term for the total Term Loan C matures December 28, 2004.

     Effective March 28, 2002 the Company executed Amendment No. 5 to the Credit Facility extending the date for the reduction of the revolving credit facility from $150 million to $137 million, from March 28, 2002 to April 19, 2002. Amendment No. 5 extends the date the Company can request an additional $25 million under Term Loan C to April 19, 2002 from March 28, 2002, subject to certain conditions and the Company issuing a minimum of $35 million of equity or subordinated debt prior to April 19, 2002 (also extended from March 28, 2002), and increased the amount of subordinated debt the Company can issue to $150 million from $70 million. Amendment No. 5 also extends the date from March 28 to April 19, 2002 by which the Company must issue a minimum of $35 million of equity or subordinated debt for the maturity of the Term Loan C to be extended from December 28, 2002 to December 28, 2004.

     As of February 28, 2002 the Company had drawn-down $25 million of Term Loan C, which the Company intends to use to fund working capital requirements or to pay down debt. The Term Loan C currently matures on December 28, 2002 (see discussion above).

     As of February 28, 2002 the outstanding Term Loan A balance was $85 million. Pursuant to Amendment No. 2, the Term Loan A scheduled repayments remaining as of February 28, 2002 are twelve equal quarterly principal payments of approximately $5 million through December 2004, and four equal quarterly payments of approximately $7 million through December 2005. Term Loan C scheduled repayments for the initial $25 million Term Loan C are quarterly principal payments of $625,000, commencing June 2002, with a balloon payment of approximately $24 million, if the maturity is December 28, 2002 and $19 million if the maturity is December 28, 2004. In the event the additional $25 million Term Loan C is funded, the repayment schedule on the total Term Loan C of $50 million commences June 2002, with ten equal quarterly principal payments of $1.25 million and a balloon payment of $38 million on December 28, 2004. The quarterly principal repayment dates for Term Loans A and C are March 28, June 28, September 28, and December 28 along with associated interest payments.

     As of February 28, 2002, the available borrowing limit under the Credit Facility was $260 million, of which the Company had drawn-down $235 million (excluding letters of credit), and the average interest rate on the outstanding balance of the Credit Facility was 5.4 percent. As of February 28, 2002, outstanding letters of credit totaled $8 million.

     As of February 28, 2002, the Company was in compliance with the financial covenants contained in the Credit Facility, as amended.

    See also Note 14.

8.     Commitments and Contingencies

a. Legal proceedings

Groundwater Toxic Tort Cases

Aerojet, along with other industrial Potentially Responsible Parties (PRPs) and area water purveyors, have been sued in 17 cases by approximately 1,700 private plaintiffs residing in the vicinity of the defendants’ manufacturing facilities in Sacramento, California, and the Company’s former facility in Azusa, California. Plaintiffs in most cases seek damages for illness, death, and economic injury allegedly caused by their ingestion of groundwater contaminated or served by defendants. Fourteen of the cases are in the Los Angeles area and three are in the Sacramento area. The Company’s facilities that are involved in these suits are the subject of certain investigations under The Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and the Resource Conservation and Recovery Act (RCRA), as described in Note 8(b). The other manufacturing defendants’ facilities are also subject to these investigations. All of these cases have been stayed for three years pending the completion of a California Public Utilities Commission (PUC) investigation of the safety of the water served by regulated water purveyors. In December 2001, the California Supreme Court heard argument in an appeal of the stays by plaintiffs. A decision by the Court was issued on February 4, 2002. The Court found that PUC regulated water purveyors may not be sued by the toxic tort plaintiffs if the water they served complied with state and federal drinking water standards. The Court further ruled that the claims against the PUC regulated defendants where the federal and state standards had been exceeded, and the claims against all defendants not subject to PUC regulation, were not preempted. No motion for reconsideration was filed with the Court and the mandate should be returned to the trial court shortly. On March 14, 2002, the trial court in Los Angeles set a briefing schedule for the parties to brief the impact of the Supreme Court opinion on the future conduct of the cases and set a hearing date of May 23, 2002. The stay of all other activity in the cases was continued. Aerojet and the other individual defendants are evaluating their alternatives. Aerojet has notified its insurers and plans a vigorous defense should the stays be rescinded.

Air Pollution Toxic Tort Cases

Aerojet and several other defendants have been sued by private homeowners residing in the vicinity of Chino and Chino Hills, California. The three cases were filed in State court but were removed at defendants’ request to the United States District Court where they were consolidated. Plaintiffs generally allege that defendants released hazardous chemicals into the air at their manufacturing facilities, which allegedly caused illness, death, and economic injury. Discovery is proceeding in the cases. Aerojet has notified its insurers and is vigorously defending the actions.

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

In June 2000, the WQA also sued for its past costs in placing treatment facilities at the Big Dalton well site in the San Gabriel Basin. Starting in October 2000 and continuing through October 2001, Aerojet was sued by Valley County Water District (Valley) and Aerojet and other PRPs were sued by Cal Domestic Water Company and San Gabriel Valley Water Company for contamination of their drinking water wells. The Valley case was served but has been inactive and the other two have not been served. The primary claim in each of these cases is for the recovery of past and future CERCLA response costs for treatment plants at their well sites. In the WQA and Upper District cases, Aerojet has filed third party claims against other PRPs, which claims have been severed by the trial court. Aerojet will file similar claims in the Valley County case if it is activated.

All of these actions will be dismissed without prejudice 75 days after the effective date of the Definitive Agreement and all the past cost claims in those actions will be settled and released. See also Note 14.

In October 1999, Aerojet was sued by American States Water Company, a local water purveyor, and certain of its affiliates, to recover $50 million in unspecified past costs and replacement water damages relating to contamination of drinking water wells near Aerojet’s Sacramento, California, manufacturing facility. The plaintiffs also sued the State of California for inverse condemnation and both cases were consolidated in July 2001. Discovery has been ongoing and trial is scheduled in the fall of 2002. Aerojet, the State and the plaintiffs have agreed to explore mediation that is planned for April 2002. Aerojet has notified its insurers and is conducting a vigorous defense.

Vinyl Chloride Cases

Between the early 1950’s and 1985, GenCorp produced PVC resin at its former Ashtabula, Ohio facility. A building block compound of PVC is vinyl chloride (VC), now listed as a known carcinogen by several governmental agencies. OSHA has strictly regulated workplace exposure to VC since 1974.

Since 1996, GenCorp has been named in 12 toxic tort cases involving alleged exposure to VC. With the exception of one case, brought by the family of a former Ashtabula employee, GenCorp was alleged to be a civil co-conspirator with other VC and PVC manufacturers, whereby the industry allegedly suppressed information about the carcinogenic risk of VC to industry workers. Of these 12 cases, six have been settled on terms favorable to the Company during 2000 and 2001, including the case where GenCorp was the employer.

One case alleges VC exposure from various aerosol consumer products, including hairspray. VC was allegedly used as an aerosol propellant during the 1960’s, and the suit names numerous consumer product manufacturers, in addition to more than 40 chemical manufacturers. GenCorp only used VC internally and never sold VC for aerosol or any other use. The other four cases involve employees at VC or PVC facilities which had no connection to GenCorp. GenCorp’s involvement in the alleged conspiracy in these cases stems from GenCorp’s participation in various trade associations. GenCorp is vigorously defending its position in each of these cases.

On February 25, 2002, a case was filed against the Company in Cuyahoga County C.P. Court, Ohio, Case No. 02-462513-CV (Mayor, et ux. v. GenCorp Inc.). Plaintiff’s decedent is a former quality control employee at various automotive facilities. Plaintiff alleges that exposure to vinyl chloride (VC) caused decedent’s cancer, although the source and the nature of the exposure are unclear. The claims against Company relate to an alleged civil conspiracy among the manufacturers and users of VC to suppress information about its carcinogenic risks, as well as sales and commerce allegations, which are unfounded. Plaintiff seeks relief consisting of monetary damages and punitive damages for personal injury based on negligence, fraud, strict liability and conspiracy grounds. Discovery is pending and a comprehensive motion to dismiss is to be filed.

TNS, Inc. v. NLRB et al.

TNS, Inc., now known as Aerojet Ordnance Tennessee, Inc., (AOT) has long manufactured armor piercing projectiles and ordnance from depleted uranium (DU) under contracts with the U.S. military. AOT is a wholly-owned subsidiary of Aerojet-General Corporation.

In 1981, a labor strike occurred at the facility in Jonesborough, Tennessee, during which the Oil, Chemical and Atomic Workers Union, now “PACE,” claimed that the employees had the legal right to strike due to “abnormally dangerous” working conditions under Section 502 of the National Labor Relations Act. The “abnormally dangerous” conditions allegedly stemmed from the radioactive nature of DU. The Union claimed this made the strike an “unfair labor practice strike,” which prevented permanent replacement of the 200 strikers. Nonetheless, the strikers were replaced, and unfair labor practice charges were filed by the Union.

In 1992, the NLRB, in a consolidated unfair labor practice case (Case Nos. 10-CA-17709 and 18785), overruled the Administrative Law Judge and found that TNS had not violated Section 502, and thus dismissed the complaint. The union appealed the dismissal to the D.C. Circuit Court of Appeals (Case No. 93-1299), which remanded the case to the NLRB in 1995 for reconsideration of the standards to be applied in determining “abnormally dangerous” working conditions.

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

The matter has been fully briefed, with numerous amicus briefs filed in support of TNS’ position, and oral argument was held in September 2001. A decision is expected in 2002.

A ruling adverse to TNS would likely result in a substantial backpay award to the eligible strikers, all of whom have been offered reinstatement over the past 18 years. The actual total backpay amount, however, would be subject to various interest and off-set adjustments to be determined through compliance proceedings before the NLRB.

Wotus, et al. v. GenCorp Inc. and OMNOVA Solutions Inc.

On October 12, 2000, a group of hourly retirees filed a class action seeking recission of the current Hourly Retiree Medical Plan established in spring, 1994 and reinstatement of pre-1994 benefit plan terms. Wotus, et al. v. GenCorp Inc., et al., U.S.D.C., N.D. Ohio, (Case No. CV-2604). The crux of the dispute relates to the payment of benefit contributions by retirees as a result of the cost caps implemented in the fall, 1993. The caps were instituted to alleviate the impact of Financial Accounting Standard Board Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (SFAS 106). Benefit contributions had been delayed until January 1, 2000 pursuant to a moratorium negotiated with the United Rubber Workers of America (URW) and its successor, the United Steelworkers of America (USWA), as well as from savings generated by Plan sponsored networks. A failure to pay contributions results in a termination of benefits.

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

b. Environmental Matters

Sacramento, California

In 1989, the U.S. District Court approved a Partial Consent Decree (Decree) requiring Aerojet to conduct a Remedial Investigation/Feasibility Study (RI/FS) of Aerojet’s Sacramento, California site and to prepare a RI/FS report on specific environmental conditions present at the site and alternatives available to remedy such conditions. Aerojet also is required to pay for certain governmental oversight costs associated with Decree compliance. The State of California expanded surveillance of perchlorate and nitrosodimethylamine (NDMA) under the RI/FS because these chemicals were detected in public water supply wells near Aerojet’s Sacramento site at previously undetectable levels using new testing protocols.

Aerojet has substantially completed its efforts under the Decree to determine the nature and extent of contamination at the facility. Preliminarily, Aerojet has identified the technologies that will likely be used to remediate the site and estimated costs using generic remedial costs from databases of Superfund remediation costs. Over the next several years, Aerojet will conduct feasibility studies to refine technical approaches and costs to remediate the site. The remediation costs are principally for design, construction, enhancement and operation of groundwater and soil treatment facilities, ongoing project management and regulatory oversight, and are expected to be incurred over a period of approximately 15 years. Aerojet is also addressing groundwater contamination off of its facility through the development of an Operable Unit Feasibility Study. This study was completed and submitted as a draft to the governmental oversight agencies in November 1999. In response to governmental agency comments, Aerojet revised the draft report and it was resubmitted in May 2000. The agencies have now accepted the report as complete. The study enumerates various remedial alternatives by which offsite groundwater can be addressed. The governmental agencies selected the remedial action alternative to be implemented and issued a Record of Decision (ROD) for the site on July 24, 2001. The U.S. Environmental Protection Agency (EPA) will issue a proposed consent agreement to Aerojet for the implementation of the ROD. A discussion of Aerojet’s efforts to estimate these costs is contained below under the heading “Aerojet’s Reserve and Recovery Balances.”

In September 2000, Aerojet filed a motion with the U.S. District Court seeking court approval of a modification to the Decree carving out from the site lands estimated (on the basis of AutoCad drawings) to total approximately 3,100 acres. The agencies opposed the motion. In November 2000, the court denied Aerojet’s motion on the basis that Aerojet knew that the carve-out property was not contaminated at the time it was included in the Decree. Aerojet appealed this decision but the appeal was stayed while Aerojet and the agencies met in an effort to reach a negotiated agreement removing the carve-out property from the Decree and from the National Priorities List. On September 14, 2001, Aerojet reached agreement with the relevant agencies on a Stipulation to modify the Decree (Stipulation). During the carve-out negotiations, the agencies required that some of the original candidate lands be removed from carve-out consideration. After the Stipulation was signed, an official survey of the land indicated that the agreed carve-out property totals approximately 2,600 acres. On September 25, 2001, the Stipulation was lodged with the U.S. District Court and was followed by a 30-day public comment period. Due to the anthrax attacks in Washington, DC and subsequent delays in the federal mail system, the U.S. Department of Justice continued to receive comments after the 30-day period. In addition, three water purveyors and a public interest group have attempted to delay carve-out until the agreed water replacement plan is revised. On February 13, 2002, two water purveyors filed a Writ of Mandamus in Sacramento Superior Court seeking to enjoin the Regional Board’s joinder in the Motion to Enter the Decree Modification. The State of California, on February 14, 2002, removed the suits to U.S. District Court.

On March 1, 2002, the agencies filed the motion to approve the Decree modification and management expects the U.S. District Court to approve the modification in due course. Among other things, the Stipulation provides that: (i) certain clean property will be removed from the Superfund site designation; (ii) GenCorp will provide a $75 million guarantee to assure that remediation activities at the Sacramento site are fully funded; (iii) Aerojet will provide a short-term and long-term replacement plan for lost water supplies; and (iv) the Superfund site will be divided into “Operable Units” to allow Aerojet and the regulatory agencies to more quickly address and restore priority areas. It is anticipated that the suits of the two water purveyors will be dismissed in consideration for their intervention in the Decree Modification motion, and such motion will be the subject of a hearing before the U.S. District Court on April 8, 2002.

San Gabriel Valley Basin, California

Aerojet, through its former Azusa, California site, has been named by EPA as a PRP in the portion of the San Gabriel Valley Superfund Site known as the Baldwin Park Operable Unit (BPOU). A ROD regarding regional groundwater remediation was issued and Aerojet and 18 other PRPs received Special Notice Letters requiring groundwater remediation. All of the Special Notice PRPs are alleged to have contributed volatile organic compounds (VOCs). Aerojet’s investigation demonstrated that the groundwater contamination by VOCs is principally upgradient of Aerojet’s property and that lower concentrations of VOC contaminants are present in the soils of Aerojet’s presently and historically owned properties. EPA contends that of the 19 PRPs identified by EPA, Aerojet is one of the four largest sources of VOC groundwater contamination at the BPOU. Aerojet contests the EPA’s position regarding the source of contamination and the number of responsible PRPs. Aerojet has participated in a steering committee comprised of 14 of the PRPs.

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

On September 10, 1999, 11 of the 19 Special Notice PRPs, including Aerojet (the Offering Parties), submitted a Good Faith Offer to EPA to implement an EPA-approved remedy, which was accepted by the agency as a basis for negotiating a Consent Decree. The remedy, as proposed, would employ low cost treatment technologies being developed by Aerojet to treat perchlorate, NDMA, and 1,4 dioxane, as well as traditional treatment for VOCs. The Offering Parties continued negotiations with the court-appointed Watermaster and local water purveyors regarding an agreement that would provide for use of the remediation project’s treated water. Due to lack of progress in the negotiations, on June 30, 2000, EPA issued a Unilateral Administrative Order (UAO) ordering the PRPs to implement a remedy consistent with the ROD, but still encouraging the PRPs to attempt to negotiate an agreement with the local purveyors. The PRPs agreed to comply. A discussion of Aerojet’s efforts to estimate these costs is contained below under the heading “Aerojet’s Reserve and Recovery Balances.”

On November 23, 1999, the Regional Board issued an order to Aerojet and other PRPs to conduct certain additional soil and groundwater sampling with respect to new chemicals found in the groundwater since completion of an earlier site investigation. That study, completed in 1994, concluded that no site remediation was required. At this time, the State Regional Water Quality Control Board (Regional Board) has ordered site remediation involving certain limited soil gas extraction, which Aerojet is in the process of implementing. It is too early to know whether any further remediation will be required. The Regional Board Order also indicated that at some future time it may attempt to order Aerojet to pay certain past and future costs of private and public purveyors who have been affected by contamination. There is a substantial legal question as to the Regional Board’s legal authority to consider such action.

In January 2001, a Memorandum of Understanding (MOU) was executed by nine of the Special Notice PRPs, including Aerojet, and the Watermaster and certain local water purveyors. The MOU provided that the nine PRPs would finance the implementation by the Watermaster and local water purveyors of an EPA approved remedy for the BPOU. The MOU provided for an interim allocation agreement among the nine PRPs pending completion of a final allocation procedure in 2002. The PRPs would initially seek to mediate the allocation to be followed by litigation if unsuccessful. Under the interim allocation agreement, Aerojet would be responsible for approximately two-thirds of all project costs pending completion of the allocation proceeding. After the final allocation, all prior and future payments would be re-allocated.

The basic structure of the proposed agreement with the Watermaster and local water purveyors is for the nine PRPs to put up financial assurance (in the form of cash or letters of credit) for the cost of the three remaining treatment plants and associated extraction facilities. Actual funding would be provided by funds placed in escrow at the start of each three month period to cover anticipated costs for the succeeding quarter with the financial assurance being reduced accordingly until each project is completed. A fourth treatment plant has already been completed at La Puente Valley Water District and went into service in March 2001.

Once each of the plants is completed, the nine PRPs would be responsible to fund operation and maintenance (O&M) of the treatment facilities, reduced by the local water purveyors normal operating expenses in the absence of any contamination. The nine PRPs would maintain sufficient financial assurance to cover the estimated O&M for two years. Actual O&M payments would be made at the start of each three-month period to cover anticipated costs for the succeeding quarter.

The Definitive Agreement, once effective, settles the past environmental claims of the Water Quality Authority (WQA), Watermaster, Valley County Water District, La Puente Valley Water District, San Gabriel Valley Water Company, Suburban Water Systems and California Domestic Water Company. These payments would amount to approximately $12 million with approximately $5 million due 60 days after the effective date of the Definitive Agreement and the remainder in four equal annual payments, with the addition of 4 percent simple interest. Aerojet’s share of the total payments would be approximately $8 million.

The Water Entities currently estimate the total capital cost of all the projects, including La Puente, Suburban and Cal Domestic, at about $96 million. It is anticipated that 25 percent reimbursement of up to approximately $10 million will be available from the U.S. Bureau of Reclamation under existing law and under current appropriations. In addition, legislation was recently passed, and funds appropriated, for an additional $30 million of federal funds to be contributed to the San Gabriel Basin Superfund sites as a whole, including four other operable units. The Company believes that once certain issues have been worked out on distribution, the WQA will provide a significant share of this amount for the BPOU projects. To date, the PRPs have paid approximately $23 million in costs as they have been incurred on the BPOU Project. Aerojet has paid approximately $16 million of this amount. Aerojet currently estimates that required financial assurances will be in the neighborhood of approximately $73 million if a Definitive Agreement becomes effective, of which Aerojet’s share would be approximately $50 million.

As part of the EIS sale to Northrop Grumman on September 25, 2001, EPA approved a Prospective Purchaser Agreement with Northrop Grumman to absolve it of pre-closing liability for contamination caused by the Azusa facility, which liability will remain with Aerojet. As part of that agreement, Aerojet agreed to put $40 million into an irrevocable escrow for the BPOU project to implement the EPA UAO, and GenCorp agreed to provide a $25 million guarantee for Aerojet’s share of remediation costs in the BPOU. The $40 million escrow will be used as part of Aerojet’s required financial assurance under the Definitive

Agreement. A separate $9 million payment was made by Aerojet to EPA for its past costs (see discussion below). EPA will maintain these funds for possible use on the BPOU project. These recoveries will be made for a substantial number of years as provided in the APA and advance agreements with the U.S. Government.

Aerojet estimates that O&M will be approximately $7 million in 2002, about $12 million for several years thereafter, but should reduce to approximately $7 million by 2005 or 2006. The Definitive Agreement would also require the nine PRPs to pay up to $7 million for existing facilities to be used in the project, up to $3 million for certain contingency well and pipeline facilities, and approximately $3 million for a $100 million environmental insurance policy that the PRPs will provide under the terms of the Definitive Agreement. The term of the Definitive Agreement would be 15 years.

The Definitive Agreement, including all exhibits, was signed by the Water Entities and the PRPs on March 29, 2002. The nine PRPs also completed the agreement among themselves on an interim allocation of costs and a process by which to reach a final allocation. A condition to the Definitive Agreement becoming effective is the receipt of an acceptable environmental insurance policy covering the operation of the project, the final terms of which are currently being negotiated with the insurer. Also, the California Superior Court with jurisdiction must approve the agreement. See also Note 14.

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

As part of the agreement to sell the EIS business to Northrop Grumman, Aerojet has paid EPA $9 million to be offset against Aerojet’s share of EPA’s past costs of approximately $22 million. A very substantial share of EPA’s past costs related to the period prior to 1997 when the sole contamination being considered involved VOCs. Aerojet believes that it is responsible for less than ten percent of these costs. As a result, in the allocation with the other PRPs, Aerojet will seek to recover a significant portion of the $9 million paid to EPA from the other PRPs. Unresolved at this time is the issue of California’s past costs which were last estimated at approximately $4 million.

Aerojet intends to defend itself vigorously to assure that it is appropriately treated with other PRPs and that costs of any remediation are properly spread over all users of the San Gabriel Valley aquifer. In addition, Aerojet is also pursuing its insurance remedies. On the basis of information presently available, management believes that established environmental reserves for San Gabriel Valley groundwater remediation efforts are adequate. On November 9, 2001, more than ten years after the General Notice given to its subsidiary (Aerojet-General Corporation), GenCorp received a General Notice Letter from EPA asserting that GenCorp is a PRP for the BPOU. EPA alleged that in the 1940s and early 1950s GenCorp’s predecessor, General Tire & Rubber Company, participated in a joint venture with Aerojet Engineering Corporation, a predecessor to Aerojet-General Corporation, sharing 50 percent of the profits on certain U.S. Navy contracts for JATO rockets and that it had some role in managing the joint venture at the Azusa facility. GenCorp strongly disagrees with EPA designation. EPA is factually incorrect; at all times, Aerojet was the sole party that owned or operated the Azusa site during the early production of the JATO rockets. GenCorp strongly disagrees with EPA’s PRP designation and plans to resist the designation at every level possible.

On February 28, 2002, EPA issued a unilateral First Amended Administrative Order For Remedial Design and Remedial Action (Amended Order) for the BPOU. The Amended Order does not materially alter the obligations of Aerojet under the earlier UAO; however, the Amended Order names GenCorp as a Respondent on the basis of the allegations made in the General Notice Letter. The Amended Order does not require GenCorp to undertake any action unless Aerojet fails to perform its obligations under the UAO. It states that GenCorp is being added to the Amended Order “as a backup” to Aerojet’s performance; and it provides that GenCorp is deemed to be in compliance with the Amended Order on the effective date of the Amended Order. Because GenCorp does not believe it was properly designated a PRP at the site, the Company is evaluating an appropriate response to the Amended Order.

See also Note 14.

El Monte, California

On December 21, 2000, Aerojet received an order from the Los Angeles Region office of the California Regional Water Quality Control Board (the Regional Board) requiring a work plan for investigation of Aerojet’s former El Monte facility. On January 22, 2001, Aerojet filed an appeal of the order with the Regional Board asserting selective enforcement. The appeal is in abeyance pending negotiations with the regional Board. In March 2001, Aerojet submitted a limited work plan to the Regional Board in light of the Regional Board’s failure to adequately seek similar investigations by lessees and owners of the facility following Aerojet’s ownership. On February 21, 2001, Aerojet received a General Notice Letter from EPA Region IX naming Aerojet as a PRP to the South El Monte Operable Unit of the San Gabriel Valley Superfund site. Aerojet continues to negotiate with the Regional Board for a limited investigation of this former facility. Aerojet has begun the process of obtaining access agreements should the Regional Board approve Aerojet’s work plan. On April 1, 2002, Aerojet received a Special Notice Letter from the EPA designating Aerojet as a PRP for the South El Monte and Whittier Narrows Operable Units. Aerojet disputes the bases for such designation.

Muskegon, Michigan

In a lawsuit filed by EPA, the U.S. District Court ruled in 1992 that Aerojet and its two inactive Cordova Chemical subsidiaries (Cordova) are liable for remediation of Cordova’s Muskegon, Michigan site, along with a former owner/operator of an earlier chemical plant at the site, who is the other PRP. That decision was appealed to the U.S. Court of Appeals.

In May 1997, the U.S. Court of Appeals for the Sixth Circuit issued an en banc decision reversing Aerojet’s and the other PRP’s liability under The Comprehensive Environmental

Response, Compensation, and Liability Act (CERCLA) statute. Petitions for certiorari to the U.S. Supreme Court for its review of the appellate decision were filed on behalf of the State of Michigan and EPA and were granted in December 1997. On June 8, 1998, the U.S. Supreme Court issued its opinion. The Court held that a parent corporation could be directly liable as an operator under CERCLA if it can be shown that the parent corporation operated the facility. The U.S. Supreme Court vacated the Sixth Circuit’s 1997 ruling and remanded the case back to the U.S. District Court in Michigan for retrial. Aerojet did not expect that it would be found liable on remand. Aerojet entered into settlement discussions with EPA and a proposed consent decree was filed with the District Court in July 1999. After a May 8, 2000 hearing, the court requested additional briefing by all parties to occur by July 2000. On August 24, 2000 the court approved the consent decree effectively dismissing the action as against Aerojet and Cordova. In November 2001, the U.S. District Court ruled that the other PRP was not liable under CERCLA. EPA and the state have not appealed the ruling thus making Aerojet’s and Cordova’s dismissal final.

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

Aerojet’s Reserve and Recovery Balances

On January 12, 1999, having finally received all necessary U.S. Government approvals, Aerojet and the U.S. Government implemented, with effect retroactive to December 1, 1998, the October 1997 Agreement in Principle resolving certain prior environmental and facility disagreements between the parties. Under this agreement, a “global” settlement covering all environmental contamination (including perchlorate) at the Sacramento and Azusa sites was achieved; the U.S. Government/Aerojet environmental cost sharing ratio was raised to 88 percent/12 percent from the previous 65 percent/35 percent; the cost allocation base for these costs was expanded to include all of Aerojet (in lieu of the prior limitation to the Sacramento business base); and Aerojet obtained title to all of the remaining U.S. Government facilities on its Sacramento property, together with an advance agreement recognizing the allowability of certain facility demolition costs. These recoveries will be made for a substantial number of years as provided in the Agreement in Principle and an advance agreement with the U.S. Government.

During the year ended November 30, 1999, Aerojet entered into a settlement agreement covering certain environmental claims with certain of its insurance carriers and received settlement proceeds of approximately $92 million. Under the terms of its agreements with the U.S. Government, Aerojet was obliged to credit the U.S. Government a portion of the insurance recoveries for past costs paid by the U.S. Government. On March 8, 2001, Aerojet entered into a settlement agreement with the U.S. Government that resolved Aerojet’s obligation to allocate a portion of the insurance recoveries to the U.S. Government.

In the fourth quarter of 1999, Aerojet obtained sufficient information to provide a reasonable basis for estimating the costs to address groundwater contamination off its Sacramento facility and its probable share of the San Gabriel Valley BPOU, and recorded those estimates in its reserve and recovery balances. Estimates regarding the Sacramento Western Groundwater Remediation were based on the Operable Unit Feasibility Study, previous references and Aerojet’s opinion as to which remediation alternative proposed by the study will be approved by EPA and the State. Estimates regarding the San Gabriel Valley BPOU remediation were based on the Good Faith Offer/Administrative Consent Order and Watermaster/purveyor negotiations referenced previously. Not resolved at this time are whether Aerojet will have any additional liability for its possible share of water purveyor past cost claims, as well as EPA’s past and future oversight costs. In regard to the matter discussed above, management believes, on the basis of presently available information, that resolution of this matter would not materially affect liquidity, capital resources, or the consolidated financial condition of the Company.

As of February 28, 2002, Aerojet had total reserves of $236 million for costs to remediate the Sacramento and San Gabriel Valley Basin sites and has recognized $151 million for probable future recoveries. These estimates are subject to change as work progresses, additional experience is gained and environmental standards are revised. In addition, legal proceedings to obtain reimbursements of environmental costs from insurers are continuing.

Lawrence, Massachusetts

The Company has studied remediation alternatives for its closed Lawrence, Massachusetts facility, which was contaminated with PCBs, and has begun site remediation and off-site disposal of debris. The Company has a remaining reserve of $12 million as of February 28, 2002 for estimated decontamination and long-term operating and maintenance costs of this site. The reserve represents the Company’s best estimate for the remaining remediation costs. Estimates of future remediation costs could range as high as $37 million depending on the results of future testing and the ultimate remediation alternatives undertaken at the site. The time frame for remediation is currently estimated to range from three to five years.

Olin Corporation

In August 1991, Olin Corporation (Olin) advised GenCorp that it believed GenCorp to be jointly and severally liable for certain Superfund remediation costs, estimated by Olin to be $70 million, associated with a former Olin manufacturing facility and waste disposal sites in Ashtabula County, Ohio. In 1993, GenCorp sought declaratory judgment in the U.S. District Court for the Northern District of Ohio that the Company is not responsible for environmental remediation costs. Olin counterclaimed seeking a judgment that GenCorp is jointly and severally liable for a share of remediation costs. In late 1995, the Court hearing on the issue of joint and several liability was completed, and in August 1996 the Court held hearings relative to allocation. At its request, in 1998, the Court received an additional briefing regarding the impact of the U.S. Supreme Court’s decision in the Best Foods case which the Company believes definitively addresses many issues in this case in its favor. Another hearing relative to liability and allocation was held on January 11, 1999. The Court rendered its interim decision on liability on August 16, 1999, finding GenCorp 30 percent liable for remediation costs at “Big D Campground” landfill and 40 percent liable for remediation costs attributable to the Olin TDI facility with regard to the Fields Brook site. Phase III proceedings on the allowability of those remediation costs were completed in July 2001 and a final order is expected in early to mid 2002. Upon issuance of the final order, the matter will be ripe for appeal.

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

Other Sites

The Company is also currently involved, together with other companies, in approximately 23 other Superfund and non-Superfund remediation sites. In many instances, the Company’s liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company’s involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company’s experience, interim and final allocations of liability costs are generally made based on relative contributions of waste. Based on the Company’s previous experience, its allocated share has frequently been minimal, and in many instances, has been less than one percent. The Company has reserves of approximately $13 million as of February 28, 2002 that it believes are sufficient to cover its best estimate of its share of the environmental remediation costs at these other sites. Also, the Company is seeking recovery of its costs from its insurers.

Environmental Summary

A summary of the Company’s environmental reserve activity is shown below (in millions):

	November 30, 2001	First quarter 2002	February 28, 2002
	Reserve	Expenditures	Reserve

Aerojet	$252	$(16)	$236
Lawrence, MA	13	(1)	12
Other Sites	14	(1)	13

Total	$279	$(18)	$261

In regard to the sites discussed above, management believes, on the basis of presently available information, that established reserves for environmental remediation are adequate and that resolution of these matters will not materially affect liquidity, capital resources or consolidated financial condition. The effect of resolution of these matters on results of operations cannot be predicted due to the uncertainty concerning both the amount and timing of future expenditures and future results of operations.

9. Shareholders’ Equity

     On January 30, 2002, the Company’s Board of Directors declared a quarterly dividend of three cents per share on the Company’s ten cents par value common stock (Common Stock). The dividends were paid on February 28, 2002. See also Note 14.

10. Accumulated Other Comprehensive Income (Loss), Net of Income Taxes

     Comprehensive income encompasses net income and other comprehensive income items, which includes all other non-owner transactions and events that change shareholders’ equity. The Company’s other comprehensive loss includes the effects of foreign currency translation adjustments. The components of other comprehensive income and the related income tax effects are presented in the following table:

	Three months ended February 28

	2002	2001

	(Millions)
Net income	$3	$14
Other comprehensive income, net of income taxes: effects of foreign currency translation adjustments	(5)	—

Total comprehensive income (loss)	$(2)	$14

11. Operating Segments and Related Disclosures

     The Company’s continuing operations are organized into three operating segments based on different products and customer bases: GDX Automotive, Aerospace and Defense, and Fine Chemicals. See Note 1 for additional information related to the Company’s operating segments.

     The Company evaluates segment performance based on several factors, of which the primary financial measure is segment operating profit. Segment operating profit represents net sales from continuing operations less applicable costs, expenses and provisions for restructuring and unusual items relating to operations. Segment operating profit excludes corporate income and expenses, provisions for unusual items, interest expense, income taxes and the minority interest in AFC. See Note 12 related to unusual items reflected in the Company’s financial results and Note 3 related to the acquisition of Draftex in December 2000, Aerojet’s sale of its EIS business in October 2001 and GenCorp’s reacquisition of the minority ownership interest in AFC in December 2001.

	Three months ended February 28,

	2002	2001

	(Millions)
Net Sales
GDX Automotive	$190	$181
Aerospace and Defense	54	170
Fine Chemicals	5	2

	$249	$353

Income (Loss) Before Income Taxes
GDX Automotive	$6	$(7)
Aerospace and Defense	16	27
Fine Chemicals	(3)	(4)
Segment unusual items	—	(7)

Segment operating profit	19	9
Interest expense	(3)	(9)
Corporate and other expenses	(9)	(4)
Foreign exchange gain	—	11
Other unusual items	(2)	1

	$5	$8

12.     Unusual Items, Net

     In December 2001, as discussed in Note 3, the Company reacquired the minority ownership interest in its AFC subsidiary and certain agreements between AFC and the minority ownership interest holder were terminated. The net result of the transactions was an unusual item of expense of $2 million.

     During the first quarter of fiscal year 2001, the Company reached a settlement with the State of California on an outstanding tax claim. The portion of the settlement that was ultimately repaid to the Company’s defense customers is reflected as an unusual expense item of $7 million in segment operating profit for that period. The benefit retained by the Company, approximately $5 million on an after-tax basis, is reflected in the provision (credit) for income taxes for that quarter.

     In the first quarter of 2001, the Company received a $2 million insurance settlement for an environmental claim related to discontinued operations.

13. New Accounting Pronouncements

     Effective July 1, 2001, the Company adopted the provisions of SFAS No. 141, “Business Combinations” (SFAS 141), which is effective for all business combinations initiated after June 30, 2001. SFAS 141 prohibits the use of the pooling-of-interest method for business combinations and establishes the accounting and financial reporting requirements for business combinations accounted for by the purchase method. SFAS 141 also changes the criteria to recognize intangible assets apart from goodwill. The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) effective December 1, 2001. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if indications of possible impairment exist, for impairment. The Company has performed the requisite transitional impairment tests for goodwill and other intangible assets as of December 1, 2001 and has determined that these assets are not impaired as of that date. Annual impairment tests for goodwill and other intangible assets will be performed as of September 1, or as necessary if indicators of possible impairment are present. The adoption of

SFAS 142 results in a reduction of annual amortization expenses of approximately $4 million related to goodwill and other indefinite lived intangible assets. The adoption of these standards did not have a material impact on the Company’s results of operations, liquidity or financial condition.

     In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143) that provides accounting guidance for the costs of retiring long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact adoption of this standard will have on its financial statements, but a preliminary review indicates that it will not have a material effect on the Company’s results of operations, liquidity or financial condition.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) that provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed Of.” SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principal Board’s Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” related to the disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. The Company has adopted the provisions of SFAS 144 as of December 1, 2001. The adoption of SFAS 144 did not have a material effect on the Company’s results of operations, liquidity or financial condition.

14. Subsequent Events

     In March 2002, the Company and The Laird Group reached an agreement resolving the remaining adjustments to the purchase price of the Draftex business and certain claims of the Company and The Laird Group. As a result of this agreement, the Company received approximately $10 million from The Laird Group and the final purchase price of the Draftex business was effectively reduced to $205 million, including cash of $199 million and direct acquisition costs of $6 million. The final adjustment to the purchase price was recorded as a reduction of the goodwill that resulted from the Draftex acquisition.

     On March 27, 2002, the Board of Directors of GenCorp declared a quarterly cash dividend of three cents per share on the issued and outstanding Common Stock of the Company, payable on May 31, 2002 to shareholders of record on May 1, 2002.

     In April 2002, the Company announced that Aerojet had signed a definitive agreement settling environmental claims related to the BPOU in the San Gabriel Valley Basin, California. The terms of the agreement are substantially the same as those included in the tentative agreement previously reached. The claims and the agreement are discussed in Note 8(b). The Company believes that the established environmental reserves are adequate to meet the obligations under the agreement.

     On April 2, 2002, GenCorp agreed to sell $125 million aggregate principal amount of its Convertible Subordinated Notes (Notes) due 2007 in a private placement pursuant to Rule 144A under the Securities Act of 1933. The initial purchasers will also have an option to purchase up to an additional $25 million of Notes. The Notes will be convertible into 54.29 shares of the

Company’s Common Stock per $1,000 principal amount of Notes at any time on or after 90 days following the date on which the notes are originally issued. Interest will accrue on the Notes at a rate of 5-3/4 percent per annum. The Notes will be redeemable at the option of the holder upon a change of control and at the option of the Company if the closing price of the Company’s Common Stock exceeds 125 percent of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the day of the mailing of the optional redemption notice.

     The Notes will be general unsecured obligations of the Company and will rank junior in right of payment to all of the Company’s other existing and future senior indebtedness, including all of its obligations under its Credit Facility.

     The Company expects the net proceeds of the offering to be approximately $120 million ($144 million if the initial purchasers exercise their additional purchase option in full). The Company intends to use approximately $25 million of the net proceeds to repay in full Term Loan C and approximately $95 million to repay outstanding debt under the revolving credit facility. To the extent any net proceeds remain after being applied as described, the Company intends to use those net proceeds for general corporate purposes. Amounts repaid against the outstanding debt under the revolving credit facility may be reborrowed at any time and from time to time and may be used for any purpose, subject to the limits contained in the Credit Facility.

     The sale of the Notes is subject to a number of terms and conditions. As a result, there can be no assurance that the Company will be able to complete the sale on the terms described above, if at all.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     Certain information contained in this report should be considered “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and/or assumptions underlying or judgments concerning matters discussed in this document. The words “believe,” “estimate,” “anticipate,” “project,” and “expect,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve certain risks, estimates, assumptions and uncertainties with respect to future revenues and activity levels, cash flows, contract performance, the outcome of contingencies including environmental remediation, and anticipated costs of capital. In particular, this pertains to management’s comments on financial resources, capital spending and the outlook for each of the Company’s business segments.

     Some important risk factors that could cause the Company’s actual results or outcomes to differ from those expressed in its forward-looking statements include, but are not limited to, the following:

•	The reaction of the Company’s employees, shareholders, customers and lenders to the restatement of certain of the Company’s financial statements as described under “Results of Operations” below, including any litigation arising out of such restatement;

•	The ability of the Company to secure additional financing (see “Liquidity and Capital Resources” below);

•	General economic conditions and trends affecting the Company’s markets and product offerings;

•	Changes in the short-term and long-term plans of major customers and potential customers;

•	Governmental and regulatory policies, including environmental regulations, and increases in the amount or timing of environmental remediation and compliance costs (see “Other Information — Environmental Matters” below);

•	An unexpected adverse result in the toxic tort or other litigation, proceeding or investigation pending against the Company (see “Other Information — Environmental Matters” below and Notes 8(a) and 8(b) in Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report);

•	The Company’s acquisition and disposition of businesses and joint venture activities;

(list is continued on following page)

(list is continued from previous page)

•	Vehicle sales and production rates of major automotive programs in the U.S. and abroad, particularly vehicles for which the Company supplies components;

•	Department of Defense, NASA and other funding for certain aerospace programs;

•	Future funding for commercial launch vehicles and propulsion systems;

•	The ability of the Company to achieve the anticipated savings from restructuring and other financial management programs;

•	The ability of the Company to successfully complete the entitlement process and related pre-development activities for its real estate in Northern California;

•	The market for the Company’s real estate in Northern California;

•	Fluctuations in exchange rates of foreign currencies and other risks associated with foreign operations;

•	The ability of the Company to satisfy contract performance criteria, including due dates;

•	The ability of the Company to maintain a high level of product performance, particularly related to the continued success of the Company’s launch vehicle propulsion platforms;

•	An adverse decision in any patent infringement suit, or settlement of a patent infringement suit impacting Aerojet Fine Chemicals’ right to utilize new technology;

•	Intensified competition from the Company’s competitors;

•	Pricing pressures from the Company’s major customers, particularly in the GDX Automotive segment;

•	The ability of the Company to successfully defend its position that there are no purchase price adjustments for Aerojet’s EIS business, a business which was sold to Northrop Grumman in 2001;

•	Potential liabilities which could arise from any release or explosion of dangerous materials;

•	Work stoppages at a Company facility or in the facility of one of the Company’s significant customers; and,

•	Cost escalation and availability of power in Northern California.

     Additional risk factors may be described from time to time in the Company’s filings with the SEC. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results, and may be beyond the Company’s control.

Results of Operations

     The following section pertains to activity included in the Company’s unaudited Condensed Consolidated Statements of Income, which are contained in Part I, Item 1 of this report, and focuses on the Company’s continuing operations. See Note 11 to unaudited Condensed Consolidated Financial Statements for financial results for each of the Company’s operating segments. This section also includes information related to unusual items included in the Company’s financial results.

Restatement of Previously Issued Financial Statements

     In January 2002, the Company became aware of certain potential accounting issues at two of its GDX Automotive manufacturing plants in North America. The Company promptly notified both its Audit Committee and its independent accountants. Under the direction and oversight of the Audit Committee and with the assistance of outside legal advisors and accounting consultants, the Company conducted an inquiry into these and related accounting issues as well as a more complete evaluation of accounting practices and internal control processes throughout the Company. As a result of this process, due primarily to activities at one GDX Automotive manufacturing plant, the Company restated its previously issued financial statements for the years ended November 30, 2000 and November 30, 1999. Unaudited quarterly financial information for the first three quarters of the year ended November 30, 2001 was also restated (see Note 2 in Notes to Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report). For additional information see Notes 2 and 12 in Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended November 30, 2001 filed with the SEC.

     The revisions primarily arise from the correction of (i) certain balance sheet and income statement items, which among other things, relate to the accounting for customer-owned tooling, inventories and recognition of liabilities at one of the Company’s GDX Automotive manufacturing plants that the Company has determined were not properly recorded in the Company’s books and records; and (ii) an oversight in collecting data for the calculation for certain postretirement benefit liabilities at one of GDX Automotive’s non-U.S. facilities in the year ended November 30, 1996 with no material impact on fiscal years 1998 and 1997. At the direction of the Audit Committee of the GenCorp Board of Directors, the Company is in the process of implementing certain enhancements to its financial organization, systems and controls primarily at its GDX Automotive segment in response to issues raised by the restatement and identified by the Company’s independent accountants as material weaknesses.

     For the first quarter of fiscal year 2001, net income was reduced to $14 million from $17 million and basic and diluted EPS was reduced to $0.33 from $0.39.

     Unless otherwise expressly stated, all financial information in this Quarterly Report on Form 10-Q is presented inclusive of these revisions.

Anticipated Cost Savings from Restructuring Programs

     The Company continues to focus on cost-reduction initiatives in each of its operating segments as well as at the GenCorp corporate level. In September 2001, in an effort to reduce corporate overhead expenses, 15 positions were eliminated through a voluntary enhanced retirement program. During 2001, the Fine Chemicals segment’s workforce was reduced by approximately 40%. In December 2001, a comprehensive sales and marketing agreement between AFC and NextPharma was terminated (see related discussion below). These changes are expected to result in total annualized savings of approximately $9 million for the Fine Chemicals segment. In the GDX Automotive segment, as part of the Company’s strategy to realize synergies between its historical operations and those acquired with the acquisition of Draftex, three manufacturing facilities were closed in fiscal 2001 and a fourth facility is scheduled to be closed in mid-2002. The GDX Automotive segment is also in the process of implementing “lean manufacturing” principles and other programs aimed at improving operational efficiency at the segment’s remaining manufacturing facilities. As a result, through February 28, 2002, GDX Automotive has eliminated approximately 1,500 full time and temporary positions, including positions at GDX Automotive’s corporate level. These actions are expected to result in a reduction of operating costs at the GDX Automotive segment in excess of $55 million per year.

GDX Automotive Segment

     On December 29, 2000, the Company acquired The Laird Group Public Limited Company’s (The Laird Group) Draftex International Car Body Seals Division (the Draftex business or Draftex). Draftex had revenues of $437 million for the year ended December 29, 2000. The sales added by the Draftex acquisition are primarily outside the U.S. See Notes 3 and 14 in Notes to Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report for additional information related to the acquisition of the Draftex business, including a final adjustment to the purchase price recorded in March 2002.

     Net sales for the Company’s GDX Automotive segment totaled $190 million for the first quarter of fiscal 2002, an increase of five percent compared with net sales of $181 million for the first quarter of fiscal 2001. Excluding net sales attributable to the Draftex business, net sales for the segment decreased to $102 million for the first quarter of fiscal 2002 from $103 million for the first quarter of fiscal 2001. This decrease is attributable to the loss of a contract with DaimlerChrysler and pricing concessions granted to both General Motors (GM) and Ford partially offset by increased net sales related to components supplied to Ford for the Explorer platform. For the same comparative period, net sales attributable to the Draftex business increased to $88 million from $78 million primarily reflecting only two months of activity included in the Company’s results for the first quarter of fiscal 2001. The Draftex business has been adversely affected by the loss of several contracts with Ford, Renault and Volkswagen.

     The GDX Automotive segment recorded an operating profit of $6 million for the first quarter of fiscal 2002 versus an operating loss of $7 million for the comparable period in fiscal 2001. Operating profit margin increased to a positive three percent from negative four percent in the first quarter of fiscal 2001. Operating profit margins in the first quarter of fiscal 2001 were negatively affected by initial production start-up costs or product launch costs, particularly with the redesigned Ford Explorer and GM sport utility vehicles. The improvement in the segment’s profitability was favorably affected by the restructuring and other cost savings programs initiated by the Company in fiscal 2001, particularly with regard to increased productivity and reduced salaries and wages.

Aerospace and Defense Segment

     Net sales for the Company’s Aerospace and Defense segment totaled $54 million for the first quarter of fiscal 2002. Net sales for the comparable period in fiscal 2001 were $170 million. The decrease reflects Aerojet’s sale of its EIS business in October 2001 as described in more detail in Note 3 in Notes to Unaudited Condensed Consolidated Financial Statements. Excluding the results of the EIS business, net sales for the segment increased $10 million in the first quarter of fiscal 2002 compared to the prior year period. The increased net sales are related to Aerojet’s Titan IV launch vehicle propulsion systems, Aerojet’s work on the COBRA booster engine and other propulsion technologies for NASA’s second generation reusable launch vehicle program, assembly and electron beam welding of the forward boom in the aft fuselage for the F-22 Raptor offset by a decrease in revenues from the Attitude Control System thruster for the national missile defense system’s ground-based interceptor vehicle.

     Operating profit for the Aerospace and Defense segment was $16 million for the first quarter of fiscal 2002. Operating profit for the segment was $27 million for the first quarter of fiscal 2001. Excluding the results of the EIS business, operating profit for the segment decreased $2 million in the first quarter of fiscal 2002 compared to the prior year period. Profitability in the first quarter of fiscal 2002 was favorably affected by Aerojet’s performance on a number of programs, including those mentioned above for which Aerojet experienced higher net sales over the prior year period. However, the segment recorded approximately $6 million less pension income for the first quarter of fiscal 2002 as compared with the first quarter of fiscal 2001, primarily related to recent asset returns, as described in more detail in Note 8 in Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended November 30, 2001 filed with the SEC.

     Operational highlights for the Aerospace and Defense segment during the first quarter of fiscal 2002 included the successful launches of a Titan IV rocket carrying a military satellite and a Delta II rocket carrying five replacement satellites for the Iridium mobile telephone constellation into orbit. Aerojet manufactures the first and second stage engines of the Titan IV and the second stage engine used in the Delta II. Also in the quarter, Aerojet successfully tested the solid propellant divert and attitude control system (SDACS) for the U.S. Navy’s standard missile program, supplied the liquid propellant divert and attitude control system (LDACS) that was used in the successful test for the Ground-Based Midcourse Defense Segment (GMDS) program, formerly called the National Missile Defense Program, and delivered the deorbit propulsion stage for the X-38 crew return vehicle to NASA. The X-38 program was recently terminated. The SDACS and LDACS are propulsion systems used to guide the kinetic weapon, or “kill vehicle” of missile defense systems to intercept incoming ballistic missile warheads outside the earth’s atmosphere.

     On March 15, 2002, an Atlas V solid rocket motor undergoing test experienced an anomaly which is under continuing investigation by Aerojet and its customers, Lockheed Martin and the U.S. Air Force. While the review is not complete, a likely outcome of the investigation is that an additional test motor could be required and the testing program could be delayed. At the present time, management believes the costs associated with the test anomaly will not materially affect the consolidated financial condition of the Company. The effect of resolutions of this matter on result of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of resolution of the matter.

     As of February 28, 2002, Aerojet’s contract backlog was $594 million. The comparable amount as of February 28, 2001, excluding those programs that were part of the former EIS business, was approximately $755 million. The inability of a commercial customer to raise additional required funding accounted for a decrease of $146 million in contract backlog. Funded backlog, which includes only the amount of those contracts for which money has been directly authorized by the U.S. Congress, or for which a firm purchase order has been received by a commercial customer, was approximately $387 million as of February 28, 2002. As of February 28, 2001, the comparable amount, excluding those programs that were part of the EIS business, was $392 million.

Fine Chemicals Segment

     The Fine Chemicals segment consists of the operations of AFC, which supplies registered intermediates and final active pharmaceutical ingredients to both pharmaceutical and biotechnology customers.

     In December 2001, the Company reacquired the 40 percent minority ownership interest in AFC held by NextPharma Technologies USA (NextPharma). As part of the transaction, other agreements between the two companies were terminated, including a comprehensive sales and marketing agreement (see related discussion above). With the termination of these agreements, AFC reassumed responsibility for sales, marketing and customer interface. See Note 3 in Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to this transaction.

     The segment operating results for the Fine Chemicals segment include the results of AFC before considering NextPharma’s 40 percent minority interest. The minority ownership position in AFC is reflected in the consolidated results for GenCorp as a component of Corporate and other expenses through December 27, 2001, the date GenCorp reacquired the minority ownership interest in AFC.

     AFC recognized revenues of $5 million for the first quarter of fiscal 2002 compared with $2 million for the first quarter of fiscal 2001. Operating loss for the first quarter of fiscal 2002 was $3 million. AFC recognized an operating loss of $4 million for the first quarter of fiscal 2001. AFC’s operating margin for the first quarter of fiscal 2002 improved as compared with the first quarter of fiscal 2001 reflecting a greater number of new products being brought into production in 2001 and the realization of cost savings in fiscal 2002 resulting from a restructuring program completed in November 2001. AFC began producing several new products in 2001, building on a major investment in new facilities and equipment in 2000 and 1999. The launch of new products includes various start-up activities that typically involve a period of time before certain efficiencies are realized.

     See also “Anticipated Cost Savings from Restructuring Programs” above related to anticipated cost savings from the restructuring activities at the Fine Chemicals segment in 2001.

Interest and Other Expenses

     For the first quarter of fiscal 2002, interest expense decreased to $3 million from $9 million for the comparable period in fiscal 2001. The decrease was due primarily to a lower average outstanding debt level and lower average interest rates in the first quarter of fiscal 2002. The

Company incurred additional debt to finance the Draftex acquisition in December 2000. The Company used gross proceeds from Aerojet’s sale of its EIS business to pay-down debt in October 2001.

     Corporate and other expenses increased in the first quarter of fiscal 2002 to $9 million compared to $4 million for the comparable period in fiscal 2001 due principally to the cost of outside legal advisors and accounting consultants to assist with the inquiry related to the accounting issues mentioned above. The foreign exchange gain in the first quarter of fiscal 2001 resulted from foreign currency forward purchase contracts that were entered into to hedge against fluctuations in the U.S. dollar-euro exchange rate in anticipation of the Draftex acquisition.

     See also “Anticipated Cost Savings from Restructuring Programs” above related to anticipated cost savings from a voluntary enhanced retirement program implemented in 2001.

Provision (credit) for income taxes

     The Company’s effective income tax rate for the first quarter of fiscal 2002 was approximately 39%. The income tax provision for the first quarter of fiscal 2001 included a benefit of approximately $9 million related to the settlement of certain income tax claims with the State of California.

Unusual Items, Net

     In December 2001, as discussed above and in Note 3 in Notes to Unaudited Condensed Consolidated Financial Statements, the Company reacquired the minority interest in its AFC subsidiary and certain agreements between AFC and the minority interest holder were terminated. The net result of the transactions was an unusual expense item of $2 million.

     During the first quarter of fiscal year 2001, the Company reached a settlement with the State of California on an outstanding tax claim. The portion of the settlement that was ultimately repaid to the Company’s defense customers is reflected as an unusual expense item of $7 million in segment operating profit for that period. The benefit retained by the Company, approximately $5 million on an after-tax basis, is reflected in the provision (credit) for income taxes for that quarter. Also in the first quarter of 2001, the Company received a $2 million insurance settlement for an environmental claim related to discontinued operations.

Other Information

Environmental matters

     GenCorp’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes a significant amount of resources and management attention to environmental matters and actively manages its ongoing processes to comply with extensive environmental laws and regulations. The Company is involved in the remediation of environmental conditions that resulted from generally accepted manufacturing and disposal practices in the 1950’s and 1960’s followed at certain GenCorp plants. In addition, the Company has been designated a PRP with other companies at third party sites undergoing investigation and remediation.

     The majority of GenCorp’s environmental liabilities relate to its Aerojet business. Aerojet has executed agreements for substantial cost recovery from the U.S. Government. In addition, Aerojet will be reimbursed for allowable site restoration costs via a pass through recovery agreement with Northrop Grumman. The company currently estimates that noncapital expenditures for environmental compliance and protection will range between $48 million and $74 million in 2002. Actual expenditures will depend upon the 1) timing of expenditures pursuant to the BPOU settlement agreement for the San Gabriel Valley discussed below 2) issuance of a Western Groundwater Operable Unit Consent Decree in Sacramento and 3) finalization of the Partial Consent Decree modifications relating to the carve-out of property located near Sacramento, California from Superfund site designation and the timing of government approvals for remediation projects, contractor mobilization ability and the receipt of anticipated government funding for the San Gabriel Valley BPOU.

     The nature of environmental investigation and cleanup activities often makes it difficult to determine the timing and amount of any estimated future costs that may be required for remedial measures. The Company reviews these matters and accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and the amount of the liability (usually based upon proportionate sharing) can be reasonably estimated. The Company’s unaudited Condensed Consolidated Balance Sheets (which are included in Part I, Item 1 of this report) as of February 28, 2002 reflects accruals of $261 million and amounts recoverable of $151 million from the U.S. Government and other third parties for such costs. Pursuant to U.S. Government procurement regulations and a “global” settlement agreement covering environmental contamination at the Company’s Sacramento and Azusa, California sites, the Company can recover a substantial portion of its environmental costs for its Aerospace and Defense segment through the establishment of prices for the Company’s products and services sold to the U.S. Government. The ability of the Company to continue recovering these costs from the U.S. Government depends on Aerojet’s sustained business volume under U.S. Government contracts and programs. The Company has executed a settlement with the U.S. Environmental Protection Agency and the third parties concerning certain claims related to the BPOU in San Gabriel Valley Basin, California. The Company’s forecast of capital and noncapital expenses in 2002 related to environmental matters provided above includes provisions for the settlement of the BPOU claims discussed in Note 8(b) in Notes to Unaudited Condensed Consolidated Financial Statements.

     In April 2002, the Company announced that Aerojet had signed a definitive agreement settling environmental claims related to the BPOU in the San Gabriel Valley Basin, California. The terms of the agreement are substantially the same as those included in the tentative agreement previously reached. The claims and the agreement are discussed in Note 8(b) to the unaudited Condensed Consolidated Financial Statements. The Company believes that the established environmental reserves are adequate to meet the obligations under the agreement.

     The effect of the resolution of environmental matters and the Company’s obligations for environmental remediation and compliance cannot be predicted due to the uncertainty concerning both the amount and timing of future expenditures and future results of operations. However, management believes, on the basis of presently available information, that the resolution of environmental matters and the Company’s obligations for environmental remediation and compliance will not have a material adverse effect on the Company’s competitive position, results of operations, liquidity or financial condition. The Company will continue its efforts to mitigate past and future costs through pursuit of claims for insurance coverage and continued investigation of new and more cost effective remediation alternatives and associated technologies.

     For additional discussion of environmental and related legal matters, see Note 8(b) in Notes to Unaudited Condensed Consolidated Financial Statements.

New Accounting Pronouncements

     In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, or SFAS 143, that provides accounting guidance for the costs of retiring long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact that the adoption of this standard will have on its financial statements, but after a preliminary review, the Company believes that it will not have a material effect on its results of operations, liquidity or financial condition.

     The Company adopted the provisions of SFAS 141, “Business Combinations,” as of July 1, 2001. The Company adopted the provisions of SFAS 142, “Goodwill and Other Intangible Assets” and SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Asset Retirement Obligations” as of December 1, 2001. The adoption of SFAS 141, 142 and 144 did not have a material effect on the Company’s results of operations, liquidity or financial condition. See Note 13 in Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to the Company’s adoption of these accounting standards.

Liquidity and Capital Resources

     The Company broadly defines liquidity as its ability to generate sufficient operating cash flows to meet its obligations and commitments. Liquidity also includes the Company’s ability to obtain appropriate debt and equity financing and to convert into cash those assets that are no longer required to meet its strategic and financial objectives. Accordingly, liquidity cannot be considered separately from capital resources consisting of current or potentially available funds for use in meeting capital expenditure and debt service requirements and long-range business objectives.

     As of February 28, 2002, the Company’s cash and cash equivalents totaled $54 million and the ratio of current assets to current liabilities, or current ratio, was 0.89. As of November 30, 2001, the Company’s cash and cash equivalents were $44 million and the current ratio was 0.90. The primary reason for the marginal decrease in the current ratio relates to a net use of cash in operating and financing activities, as discussed below.

     The Company currently believes that its existing cash and cash equivalents, forecasted operating cash flows for fiscal 2002, borrowings under its senior credit facilities and other lines of credit, and its ability to raise debt or equity financing will provide sufficient funds to meet its operating plan for fiscal 2002. This operating plan provides for full operations of the Company’s three operating segments, capital expenditures of approximately $47 million, interest and principal payments on the Company’s debt and anticipated dividend payments.

     Major factors that could adversely impact the Company’s forecasted operating cash flows for the remainder of fiscal 2002 and its financial condition are described in “Forward-Looking Statements” above. In addition, the Company’s liquidity and financial condition will continue to be affected by changes in prevailing interest rates because all of its existing debt bears interest at variable interest rates.

     Net cash used in operating activities for the first quarter of fiscal 2002 was $3 million compared with $27 million in the first quarter of fiscal 2001. Net cash used in operating activities for the first quarter of fiscal 2002 was favorably affected by AFC’s collection of approximately $15 million in accounts receivable that were related to products produced in fiscal 2001. Net cash used in operating activities for the first quarter of fiscal 2002 was negatively affected by the remittance of $8 million to the U.S. Environmental Protection Agency in December 2001 for past costs associated with the Company’s BPOU site, costs that were only partially reimbursable by the U.S. Government, and the absence of the results for Aerojet’s EIS business. Net cash used in operating activities for the first quarter of fiscal 2001 reflects the payment of certain current liabilities that were assumed as part of the Draftex acquisition. The Draftex acquisition resulted in the Company purchasing primarily long-term assets and assuming short-term obligations.

     Net cash used in investing activities for the first quarter of fiscal 2002 was $14 million versus $180 million for the comparable period in fiscal 2001. Capital expenditures totaled $6 million for both the first quarter of fiscal 2002 and the first quarter of fiscal 2001. The Company’s capital expenditures directly support the Company’s contract and customer requirements and are primarily made for asset replacement and capacity expansion, cost reduction initiatives, safety and productivity improvements and environmental remediation and compliance. Capital expenditures in the first quarter of fiscal 2001 include amounts related to Aerojet’s EIS business, which was sold in October 2001. Investing activities for the first quarter of fiscal 2002 included a net cash outflow of approximately $8 million related to the Company’s reacquisition of the minority ownership interest in AFC (see discussion above). Investing activities in the first quarter of fiscal 2001 includes $174 million related to the purchase of the Draftex business, a transaction that is discussed above and in Note 3 in Notes to Unaudited Condensed Consolidated Financial Statements.

     Net cash provided by financing activities for the first quarter of fiscal 2002 was $26 million compared with $232 million for the first quarter of fiscal 2001. Cash flow related to financing activities in both periods relate primarily to activity involving the Company’s Credit Facility, including amounts borrowed in December 2000 related to the acquisition of the Draftex business. Also in December 2000, the Company used proceeds from the Credit Facility to pay-off an earlier credit facility. The Company paid dividends of $1 million in both periods presented.

     On December 28, 2000, the Company entered into a new, five year, $500 million senior Credit Facility. The Company used borrowings under the Credit Facility to finance the acquisition of the Draftex business and to repay all outstanding debt under our former credit facility. See Note 3 and 7 in Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

     On February 28, 2002 the Company executed Amendment No. 4 to the Credit Facility, which provides an additional $25 million term loan (Term Loan C) with the ability to request an additional $25 million under Term Loan C, subject to the satisfaction of certain conditions and the Company issuing a minimum of $35 million of equity or subordinated debt prior to March 28, 2002. Amendment No. 4 also extended the reduction for the revolving credit facility from March 8, 2002 to March 28, 2002. The initial $25 million Term Loan C has a term which matures on December 28, 2002, but in the event the Company obtains a minimum of $35 million of equity or subordinated debt prior to March 28, 2002, the term for the total Term Loan C matures December 28, 2004.

     Effective March 28, 2002 the Company executed Amendment No. 5 to the Credit Facility extending the date for the reduction of the revolving credit facility from $150 million to $137 million from March 28, 2002 to April 19, 2002. Amendment No. 5 extends the date the Company can request an additional $25 million under Term Note C to April 19, 2002 from March 28, 2002, subject to certain conditions and the Company issuing a minimum of $35 million of equity or subordinated debt prior to April 19, 2002 (also extended from March 28, 2002), and increased the amount of subordinated debt the Company can issue to $150 million from $70 million. Amendment No. 5 also extends the date from March 28, 2002 to April 19, 2002 by which the Company must issue a minimum of $35 million of equity or subordinated debt for the maturity of the Term Loan C to be extended to December 28, 2004.

     As of February 28, 2002 the Company did draw-down $25 million of Term Loan C, which the Company intends to use to fund working capital requirements or to pay down debt.

     As of February 28, 2002 the outstanding Term Loan A balance was approximately $85 million. Pursuant to Amendment No. 2, the Term Loan A scheduled repayments remaining as of February 28, 2002 are twelve equal quarterly principal payments of approximately $5 million through December 2004, and four equal quarterly payments of approximately $7 million through December 2005. Term Loan C scheduled repayments for the initial $25 million Term Loan C are quarterly principal payments of $625,000, commencing June 2002, with a balloon payment of approximately $24 million, if the maturity is December 28, 2002 and $19 million if the maturity is December 28, 2004. In the event the additional $25 million Term Loan C is funded, the repayment schedule on the total Term Loan C of $50 million commences June 2002, with ten equal quarterly principal payments of $1.25 million and a balloon payment of $38 million on December 28, 2004. The quarterly principal repayment dates for Term Loans A and C are March 28, June 28, September 28, and December 28 along with associated interest payments.

     As of February 28, 2002, the Company had approximately $17 million of remaining availability under the revolving credit facility, after deducting outstanding borrowings of approximately $125 million and outstanding letters of credit of approximately $8 million.

     As of February 28, 2002, the Company was in compliance with the financial covenants contained in the Credit Facility. Based on current forecasted financial results, the Company expects to be in compliance with all of the financial covenants for fiscal year 2002, although no assurance can be given in this regard.

     On April 2, 2002, GenCorp agreed to sell $125 million aggregate principal amount of its Convertible Subordinated Notes (Notes) due 2007 in a private placement pursuant to Rule 144A under the Securities Act of 1933. The initial purchasers will also have an option to purchase up to an additional $25 million of Notes. The Notes will be convertible into 54.29 shares of the Company’s Common Stock per $1,000 principal amount of Notes at any time on or after 90 days following the date on which the notes are originally issued. Interest will accrue on the Notes at a rate of 5-3/4 percent per annum. The Notes will be redeemable at the option of the holder upon a change of control and at the option of the Company if the closing price of the Company’s Common Stock exceeds 125 percent of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the day of the mailing of the optional redemption notice.

     The Notes will be general unsecured obligations of the Company and will rank junior in right of payment to all of the Company’s other existing and future senior indebtedness, including all of its obligations under its Credit Facility.

     The Company expects the net proceeds of the offering to be approximately $120 million ($144 million if the initial purchasers exercise their additional purchase option in full). The Company intends to use approximately $25 million of the net proceeds to repay in full Term Loan C and approximately $95 million to repay outstanding debt under the revolving credit facility. To the extent any net proceeds remain after being applied as described, the Company intends to use those net proceeds for general corporate purposes. Amounts repaid against the outstanding debt under the revolving credit facility may be reborrowed at any time and from time to time and may be used for any purpose, subject to the limits contained in the Credit Facility.

     The sale of the Notes is subject to a number of terms and conditions. As a result, there can be no assurance that the Company will be able to complete the sale on the terms described above, if at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes to the Company’s disclosures related to certain market risks as reported under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report of GenCorp to the U.S. Securities and Exchange Commission on Form 10-K for the year ended November 30, 2001.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     There have been no significant developments in the pending legal proceedings as previously reported in the Annual Report of GenCorp Inc. to the SEC on Form 10-K for the year ended November 30, 2001, except as disclosed below.

     On February 25, 2002, a case was filed against Company in Cuyahoga County C.P. Court, Ohio, Case No. 02-462513-CV (Mayor, et ux. v. GenCorp Inc.). Plaintiff’s decedent is a former quality control employee at various automotive facilities. Plaintiff alleges that exposure to vinyl chloride (VC) caused decedent’s cancer, although the source and the nature of the exposure are unclear. The claims against Company relate to an alleged civil conspiracy among the manufacturers and users of VC to suppress information about its carcinogenic risks, as well as sales and commerce allegations, which are unfounded. Plaintiff seeks relief consisting of monetary damages and punitive damages for personal injury based on negligence, fraud, strict liability and conspiracy grounds. Discovery is pending and a comprehensive motion to dismiss is to be filed.

Item 4. Submission of Matters to a Vote of Security Holders

     At the Company’s Annual Meeting of Shareholders on March 27, 2002, holders of GenCorp Common Stock elected James J. Didion, William K. Hall and Dr. Sheila E. Widnall as directors to serve a three-year term expiring in 2005. Previously, J. Robert Anderson, Irving Gutin and Robert A. Wolfe were elected as directors to serve three-year terms that continue until March 2004 and J. Gary Cooper, James M. Osterhoff and Stephen G. Rothmeier were elected as directors to serve three-year terms that continue until March 2003.

     Shareholders also ratified the Board of Directors’ appointment of Ernst & Young LLP as the Company’s auditors for fiscal year 2002.

     Following is the final result of the votes cast:

A)	Election of Directors:

			Broker
	For:	Withheld:	Nonvotes:

James J. Didion	37,175,459	1,187,933	-0-
William K. Hall	36,707,490	1,655,902	-0-
Dr. Sheila E. Widnall	37,121,590	1,241,802	-0-

B)	Ratification of the Board of Directors’ appointment of Ernst & Young LLP as independent auditors:

For: 36,858,412	Against: 1,366,697	Abstain: 138,283	Broker Nonvotes: -0-

Item 5. Other Information

     On March 18, 2002, the Company announced that Linda B. Cutler had been named Vice President, Communications and an officer of the Company. Ms. Cutler replaces Rosemary Younts, who retired at the end of March 2002.

     On March 7, 2002, the Company announced that William A. Purdy, Jr. has been appointed as Vice President and President, Real Estate and an officer of the Company, effective March 15, 2002.

Item 6. Exhibits and Reports on Form 8-K

A)	Exhibits

No.	Description

2	Deed of Variation, Waiver and Settlement dated March 16, 2002 between the Company and The Laird Group resolving the remaining adjustments to the purchase price of the Draftex business and certain claims of the Company and The Laird Group.

4	Amendment No. 5 to Credit Agreement and Waiver dated March 28, 2002 between the Company and Bankers Trust Company, as a Lender and as Administrative Agent for the Lenders, and the other Lenders signatory to the Credit Agreement.

B)	Reports on Form 8-K

On March 28, 2002, the Company filed a Form 8-K incorporating its press release dated March 26, 2002 in which GenCorp announced financial results for the first quarter of fiscal 2002.

On March 6, 2002, the Company filed a Form 8-K incorporating its press release dated March 6, 2002 in which GenCorp announced financial results for the fourth quarter and full-year 2001. The Company also announced that it had restated financial results for the first nine months of 2001, ended August 31, and fiscal 2000 and 1999, resulting from the completion of a review of certain accounting issues at its GDX Automotive segment. This Form 8-K also included a press release issued by the Company on March 7, 2002. The press release stated that GenCorp had a conference call with its analysts following the Company’s announcement of financial results for the fourth quarter and full-year 2001. Among a number of items addressed during the conference call, management indicated, in response to a question, that pre-tax pension income flowing through the income statement is expected to be approximately $39 million in fiscal 2002. Management also announced during the call that William A. Purdy, Jr. has been appointed as President of Real Estate for the Company, effective March 15, 2002.

(this space intentionally left blank)

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gencorp Inc.

Date	April 3, 2002	By:	/s/ Yasmin R. Seyal

Yasmin R. Seyal Senior Vice President, Finance; Acting Chief Financial Officer (Principal Financial and Accounting Officer)

Date	April 3, 2002	By:	/s/ William R. Phillips

William R. Phillips Senior Vice President, Law; General Counsel and Secretary (Duly Authorized Officer)

(this space intentionally left blank)