Form 10-Q
period 2002-05-31
GENCORP INC
filed 2002-07-01
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: May 31, 2002

or

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No

         As of June 25, 2002, there were 43,205,907 outstanding shares of the Company’s Common Stock, $0.10 par value.

GenCorp Inc.

Quarterly Report on Form 10-Q
For the Quarterly Period Ended May 31, 2002

Item
Number		Page

	PART I – FINANCIAL INFORMATION

1	Financial Statements	1

2	Management's Discussion and Analysis of Financial Condition and

	Results of Operations	26

3	Quantitative and Qualitative Disclosures About Market Risk	37

	PART II – OTHER INFORMATION

1	Legal Proceedings	37

5	Other Information	37

6	Exhibits and Reports on Form 8-K	38

	SIGNATURES

	Signatures	40

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

GenCorp Inc.

Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended		Six months ended
	May 31,		May 31,

	2002	2001	2002	2001

		(Restated)		(Restated)

	(Dollars in millions, except per share amounts)

Net Sales	$303	$410	$552	$763

Costs and Expenses

Cost of products sold	246	352	460	666

Selling, general and administrative	13	9	25	20

Depreciation and amortization	16	20	30	37

Interest expense	4	9	7	18

Other (income) expense, net	7	(3)	6	(4)

Foreign exchange gain	–	–	–	(11)

Restructuring charge	–	19	–	19

Unusual items, net	7	2	9	8

	293	408	537	753

Income Before Income Taxes	10	2	15	10

Provision (credit) for income taxes	4	(3)	6	(9)

Net Income	$6	$5	$9	$19

Earnings Per Share of Common Stock

Basic	$0.14	$0.12	$0.21	$0.45

Diluted	$0.14	$0.12	$0.21	$0.44

Dividends Declared Per Share of Common Stock	$0.03	$0.03	$0.06	$0.06

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Condensed Consolidated Balance Sheets

	May 31	November 30,
	2002	2001

	(unaudited)
	(Dollars in millions,
	except per share amounts)

Current Assets

Cash and cash equivalents	$36	$44

Accounts receivable	160	189

Inventories, net	170	167

Current deferred income taxes	–	14

Prepaid expenses and other	7	4

Total Current Assets	373	418

Noncurrent Assets

Property, plant and equipment, net	444	454

Recoverable from the U.S. Government and other third parties for environmental remediation costs	119	138

Deferred income taxes	–	6

Prepaid pension asset	313	287

Goodwill, net	81	65

Other noncurrent assets, net	73	96

Total Assets	$1,403	$1,464

Current Liabilities

Short-term borrowings and current portion of long-term debt	$24	$17

Accounts payable	80	83

Current reserves for environmental remediation	35	35

Income taxes payable	2	29

Other current liabilities	247	301

Total Current Liabilities	388	465

Noncurrent Liabilities

Other Long-term debt, net of current portion	97	197

Convertible subordinated notes	150	–

Reserves for environmental remediation	218	244

Postretirement benefits other than pensions	183	194

Deferred income taxes	5	–

Other noncurrent liabilities	33	54

Total Liabilities	1,074	1,154

Commitments and Contingent Liabilities

Shareholders’ Equity

Preference stock, par value of $1.00 per share; 15 million shares authorized; none issued or outstanding	–	–

Common stock, par value of $0.10 per share; 150 million shares authorized; 43.4 million shares issued, 42.9 million outstanding as of May 31, 2002 (42.9 million shares issued, 42.6 million shares outstanding as of November 30, 2001)	4	4

Other capital	12	9

Retained earnings	337	331

Accumulated other comprehensive loss, net of income taxes	(24)	(34)

Total Shareholders’ Equity	329	310

Total Liabilities and Shareholders’ Equity	$1,403	$1,464

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	May 31

	2002	2001

		(Restated)
	(Dollars in millions)
Operating Activities

Net Income	$9	$19

Adjustments to reconcile net income to net cash used in operating activities:

Net loss related to reacquisition of minority ownership interest in subsidiary	2	–

Foreign currency transaction gain	–	(11)

Depreciation and amortization	30	38

Deferred income taxes	27	6

Changes in assets and liabilities, net of effects of acquisitions of businesses:

Current assets	27	(39)

Noncurrent assets	(1)	(33)

Current liabilities	(89)	11

Noncurrent liabilities	(45)	(23)

Net Cash Used in Operating Activities	(40)	(32)

Investing Activities

Capital expenditures	(14)	(16)

Proceeds from sale of fixed assets	2	–

Acquisition of businesses, net of cash acquired	(8)	(179)

Net Cash Used in Investing Activities	(20)	(195)

Financing Activities

Proceeds from issuance of convertible debt	150	–

Repayments on revolving credit facility, net	(90)	(128)

Net short-term debt (repayments) incurred	(1)	25

Proceeds from the issuance of long-term debt	25	350

Repayments of long-term debt	(33)	–

Dividends paid	(3)	(3)

Other equity transactions	3	1

Net Cash Provided by Financing Activities	51	245

Effect of exchange rate fluctuations on cash and cash equivalents	1	(2)

Net Increase in Cash and Cash Equivalents	(8)	16

Cash and Cash Equivalents at Beginning of Period	44	17

Cash and Cash Equivalents at End of Period	$36	$33

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

         Certain reclassifications have been made to financial information for prior periods to conform to the current period’s presentation.

         Headquartered in Sacramento, California, GenCorp is a multinational manufacturing company operating primarily in the U.S. and Europe. The Company’s operations are organized into three segments: GDX Automotive, Aerospace and Defense and Fine Chemicals. The Company’s GDX Automotive segment is a major automotive supplier, engaged in the development, manufacture and sale of highly engineered extruded and molded rubber and plastic sealing systems for vehicle bodies and windows for automotive original equipment manufacturers. The Aerospace and Defense segment includes the operations of Aerojet-General Corporation (Aerojet). Aerojet’s business primarily serves high technology markets that include Space and Strategic Rocket Propulsion and Tactical Weapons. Primary customers served include major prime contractors to the U.S. Government, the Department of Defense and the National Aeronautics and Space Administration (NASA). In addition, Aerojet has significant undeveloped real estate holdings in Sacramento, California. The Company’s real estate business is a component of its Aerospace and Defense segment. The Company’s Fine Chemicals segment consists of the operations of Aerojet Fine Chemicals LLC (AFC). AFC supplies special intermediates and active pharmaceutical ingredients primarily to commercial customers in the pharmaceutical industry. See Note 11 for financial information for the Company’s operating segments.

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

         Unless otherwise expressly stated, all financial information in this Quarterly Report on Form 10-Q is presented inclusive of these revisions.

Condensed Consolidated Statements of Income

			2001

	First Quarter		Second Quarter		Third Quarter

	Previously		Previously		Previously
	Reported*	Restated	Reported*	Restated	Reported*	Restated

		(Dollars in millions, except per share amounts)
Net Sales	$353	$353	$410	$410	$356	$356

Costs and Expenses

Cost of products sold	309	314	354	352	309	313

Selling, general and administrative	11	11	10	9	13	12

Depreciation and amortization	18	17	20	20	21	21

Interest expense	9	9	9	9	10	10

Other income, net	(1)	(1)	(3)	(3)	(5)	(5)

Foreign exchange gain	(11)	(11)	–	–	–	–

Restructuring charge	–	–	19	19	–	–

Unusual items, net	6	6	2	2	–	–

	341	345	411	408	348	351

Income (Loss) Before Income Taxes	12	8	(1)	2	8	5

Provision (credit) for income taxes	(5)	(6)	(4)	(3)	3	2

Net Income	$17	$14	$3	$5	$5	$3

Earnings Per Share of Common Stock

Basic	$0.39	$0.33	$0.08	$0.12	$0.12	$0.07

Diluted	$0.39	$0.33	$0.08	$0.12	$0.12	$0.07

*	The amounts shown as previously reported for the first, second and third quarters of fiscal year 2001 are as reported in the Company’s Quarterly Report on Form 10-Q for those interim periods. These amounts were restated in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001.

3.      Acquisitions and Disposition of Businesses

         On December 27, 2001, the Company reacquired the 40 percent minority ownership interest in AFC previously held by NextPharma Technologies USA Inc. (NextPharma) for approximately $25 million. The consideration included cash of $13 million and the return of the common stock in NextPharma’s parent company held by GenCorp, which represented approximately 31 percent of the common stock interest in that entity. The cash component is due in installments: $7 million paid on December 27, 2001; $2 million paid on February 15, 2002; $2 million paid on May 15, 2002, and; $2 million to be paid in August 2002. As part of the transaction, other agreements between the two companies were terminated, including a comprehensive sales and marketing agreement. The sales and marketing agreement included minimum annual cash payments of $2.5 million regardless of sales levels. With the termination of these agreements, AFC reassumed responsibility for sales, marketing and customer interface. The acquisition agreement also contains a provision for a contingent payment of up to $12 million in the event of a disposition of AFC by GenCorp on or before November 30, 2003.

         A net charge to expense of $2 million resulted from a gain on the disposition of the common stock in NextPharma’s parent company held by GenCorp and a loss attributable to terminating the sales and marketing agreement. The net charge was considered an unusual item for financial reporting purposes in the first quarter of fiscal year 2002.

         Aerojet finalized the sale of its Electronic and Information Systems (EIS) business to Northrop Grumman Corporation (Northrop Grumman) for $315 million in cash on October 19, 2001, subject to certain working capital adjustments as defined in the agreement. In December 2001, Northrop Grumman proposed significant adjustments to the purchase price and in April 2002, the parties reached an agreement whereby Aerojet reduced the purchase price by approximately $6 million. A $3 million payment is due in September 2002 and another in December 2002. The EIS business had revenues of approximately $398 million and pre-tax income of approximately $30 million for the period December 1, 2000 through October 19, 2001. The results of operations for EIS are included in the Company’s Aerospace and Defense segment for all periods presented in the Consolidated Statements of Income through the sale date. The pre-tax gain on the transaction after the April 2002 purchase price adjustment was $200 million.

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

         Draftex is now included as part of the Company’s GDX Automotive segment. As part of the transaction, 11 manufacturing plants in Spain, France, Germany, Czech Republic, China, and the U.S. were acquired. The acquisition was accounted for under the purchase method of accounting and the excess of cost over the fair value of the identified assets acquired and liabilities assumed was classified as goodwill. The allocation of purchase price included a reserve for certain anticipated exit costs, including involuntary employee terminations and associated benefits and facility closure costs of approximately $17 million. This restructuring plan was completed in December 2001. The balance of the restructuring accrual as of November 30, 2001 of $4 million was paid in December 2001 primarily as severance costs.

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

4.      Earnings Per Share of Common Stock

         A reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share of common stock (EPS) is presented in the following table (dollars in millions, except per share amounts; shares in thousands):

	Three months ended May 31		Six months ended May 31

	2002	2001	2002	2001

Numerator for Basic and Diluted EPS

Net income	$6	$5	$9	$19

Denominator for Basic EPS

Weighted average shares of common stock

outstanding	42,795	42,147	42,723	42,070

Denominator for Diluted EPS

Weighted average shares of common stock

outstanding	42,795	42,147	42,723	42,070

Employee stock options	532	418	443	321

Other	–	–	–	46

	43,327	42,565	43,166	42,437

Basic EPS	$0.14	$0.12	$0.21	$0.45

Diluted EPS	$0.14	$0.12	$0.21	$0.44

         The effect of the conversion of the Company’s $150 million convertible subordinated notes into common stock was not included in the computation of diluted earnings per share because the effect would be antidilutive for the periods presented. These notes are convertible at an initial conversion rate of 54.29 shares per $1,000 outstanding. See Note 7.

5.      Inventories

	May 31	November 30
	2002	2001

	(Millions)
Raw materials and supplies	$35	$31

Work-in-process	21	20

Finished goods	10	17

Approximate replacement cost of inventories	66	68

LIFO reserves	(4)	(5)

	62	63

Long-term contracts at average cost	142	245

Progress payments	(34)	(141)

Inventories	$170	$167

6.      Property, Plant and Equipment

	May 31	November 30
	2002	2001

	(Millions)
Land	$39	$37

Buildings and improvements	259	257

Machinery and equipment	631	611

Construction-in-progress	36	26

	965	931

Less: accumulated depreciation	(521)	(477)

Total property, plant and equipment, net	$444	$454

7.      Long-Term Debt and Credit Facility

         On December 28, 2000, the Company entered into a five-year, $500 million senior credit facility (Credit Facility). The Credit Facility was used to finance the acquisition of the Draftex business (see Note 3) and replaced an earlier credit facility.

         On February 28, 2002 the Company executed Amendment No. 4 to the Credit Facility, which provided an additional $25 million term loan (Term Loan C). The $25 million was repaid on April 5, 2002. The Company does not have the ability to re-borrow these funds.

         Effective March 28, 2002 the Company executed Amendment No. 5 to the Credit Facility extending the date for the reduction of the revolving credit facility from $150 million to $137 million from March 28, 2002 to April 19, 2002. Amendment No. 5 increased the amount of subordinated debt the Company can issue to $150 million from $70 million.

         As of May 31, 2002 the outstanding Term Loan A balance was $81 million and the interest rate was 4.6 percent. As of May 31, 2002, pursuant to Amendment No. 2, the scheduled repayments remaining on Term Loan A are eleven equal quarterly principal payments of approximately $5 million through December 2004, and four equal quarterly payments of approximately $7 million through December 2005. The quarterly principal repayment dates for Term Loan A are March 28, June 28, September 28, and December 28 along with associated interest payments.

         As of May 31, 2002, the available borrowing limit under the revolving credit facility was $137 million, of which the Company had drawn-down $33 million (excluding outstanding letters of credit of $23 million). The average interest rate on the outstanding balance of the revolving credit facility was 4.6 percent as of May 31, 2002.

         As of May 31, 2002, the Company was in compliance with the financial covenants contained in the Credit Facility, as amended.

         On April 5 and April 17, 2002, GenCorp sold $150 million aggregate principal amount of its 5-3/4% Convertible Subordinated Notes (Notes) due 2007 in a private placement pursuant to Rule 144A under the Securities Act of 1933. The Notes are initially convertible into 54.29 shares of the Company’s Common Stock per $1,000 principal amount of Notes at any time on or after 90 days following the date on which the notes were originally issued. Interest accrues on the Notes at a rate of 5.75 percent per annum payable October 15 and April 15. The Notes are redeemable at the option of the holder upon a change of control and at the option of the Company if the closing price of the Company’s Common Stock exceeds 125 percent of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the day of the mailing of the optional redemption notice. The Notes are general unsecured obligations of the Company and rank junior in right of payment to all of the Company’s other existing and future senior indebtedness, including all of its obligations under its Credit Facility.

         Issuance of the Notes generated net proceeds of approximately $144 million. The Company used approximately $25 million of the net proceeds to repay in full Term Loan C and approximately $119 million to repay outstanding debt under the revolving credit facility. Amounts repaid against the outstanding debt under the revolving credit facility may be reborrowed at any time or from time to time and may be used for any purpose, subject to the limits contained in the Credit Facility.

8.      Commitments and Contingencies

a.	Legal proceedings

Groundwater Toxic Tort Cases

Aerojet, along with other industrial Potentially Responsible Parties (PRPs) and area water purveyors, have been sued in 17 cases by approximately 1,700 private plaintiffs residing in the vicinity of the defendants’ manufacturing facilities in Sacramento, California, and the Company’s former facility in Azusa, California. Plaintiffs in most cases seek damages for illness, death, and economic injury allegedly caused by their ingestion of groundwater contaminated or served by defendants. Fourteen of the cases are in the Los Angeles area and three are in the Sacramento area. The Company’s facilities that are involved in these suits are the subject of certain investigations under The Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and the Resource Conservation and Recovery Act (RCRA), as described in Note 8(b). The other manufacturing defendants’ facilities are also subject to these investigations. All of these cases have been stayed for three years pending the completion of a California Public Utilities Commission (PUC) investigation of the safety of the water served by regulated water purveyors. In December 2001, the California Supreme Court heard argument in an appeal of the stays by plaintiffs. A decision by the Court was issued on February 4, 2002. The Court found that PUC regulated water purveyors may not be sued by the toxic tort plaintiffs if the water they served complied with state and federal drinking water standards. The Court further ruled that the claims against the PUC regulated defendants where the federal and state standards had been exceeded, and the claims against all defendants not subject to PUC regulation, were not preempted. No motion for reconsideration was filed with the Court and the mandate was returned to the trial court. The Los Angeles area cases have been coordinated into one case and a case management order is expected by Fall 2002. (The Sacramento area cases are generally expected to follow the procedures and timing of the Los Angeles cases.) Aerojet and the other individual defendants are evaluating their alternatives. Aerojet has notified its insurers and plans a vigorous defense.

On June 24, 2002, Aerojet was served with notice of an additional groundwater toxic tort suit for various unspecified damages brought by approximately a dozen plaintiffs in Los Angeles County Superior Court against the water purveyors, Aerojet and several other manufacturers and industrial operators. Aerojet has retained outside counsel and intends to conduct a vigorous defense.

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

All of these actions will be dismissed without prejudice 75 days after the May 9, 2002 effective date of the Definitive Agreement and all the past cost claims in those actions will be settled and released.

In October 1999, Aerojet was sued by American States Water Company, a local water purveyor, and certain of its affiliates, to recover $50 million in unspecified past costs and replacement water damages relating to contamination of drinking water wells near Aerojet’s Sacramento, California, manufacturing facility. The plaintiffs also sued the State of California for inverse condemnation and both cases were consolidated in July 2001. Discovery has been ongoing and trial is scheduled in the fall of 2002. Aerojet, the State of California, and the plaintiffs have initiated a mediation effort which is continuing. Aerojet has notified its insurers and is conducting a vigorous defense.

Vinyl Chloride Toxic Tort Cases

Between the early 1950’s and 1985, GenCorp produced PVC resin at its former Ashtabula, Ohio facility. A building block compound of PVC is vinyl chloride (VC), now listed as a known carcinogen by several governmental agencies. OSHA has strictly regulated workplace exposure to VC since 1974.

Since 1996, GenCorp has been named in 14 toxic tort cases involving alleged exposure to VC. With the exception of one case, brought by the family of a former Ashtabula employee, GenCorp is alleged to be a “supplier/manufacturer” of PVC and/or a civil co-conspirator with other VC and PVC manufacturers, whereby the industry allegedly suppressed information about the carcinogenic risk of VC to industry workers, and placed VC or PVC into commerce without sufficient warnings. Of these 14 cases, seven have been settled or dismissed on terms favorable to the Company, including the case where GenCorp was the employer (McKinley, et al. v. GenCorp Inc.). During the second quarter of 2002, Valentine, et al. v. PPG Industries of Ohio, Inc., et al., was voluntarily dismissed when Plaintiff could not establish any evidence of VC exposure.

Of the remaining seven pending cases, two cases, Bland, et al. v. Air Products & Chemicals, Inc., et al. and Meaux, et al. v. Accra-Pak, Inc., et al., Jefferson County Dist. Ct. (Beaumont, TX), Case No. D-166,971, allege VC exposure from various aerosol consumer products. (Meaux was filed during the second quarter, 2002.) In these cases, VC is alleged to have been used as an aerosol propellant during the 1960’s, and the suits name numerous consumer product manufacturers, in addition to more than 40 chemical manufacturers. GenCorp used VC internally and never supplied VC for aerosol or any other use. The other five cases, Bogner, et al. v. Airco, Inc., et al., U.S.D.C., C.D. Ill., Case No. 02-1157, Frye, et al. v. Airco, Inc., et al., Copiah County Cir. Ct. (Jackson, MS), Case No. 2002-0018, Mayor, et al. v. Ford Motor Co., et al., Taylor, et al. v. Airco, Inc., et al., U.S.D.C., D. Mass (Springfield, MA), Case No. CA-02-30014-KPN and Zerby v. Allied Signal, Inc., et al., involve employees at VC or PVC facilities which had no connection to GenCorp. (Frye and Taylor were also filed during the second quarter, 2002; and the Bogner case was recently transferred to the U.S.D.C. for the Central District of Illinois.) GenCorp’s involvement in the alleged conspiracy in these cases stems from GenCorp’s participation in various trade associations. GenCorp is vigorously defending its position in each of these cases.

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

Wotus, et al. v. GenCorp Inc. and OMNOVA Solutions Inc.

On October 12, 2000, a group of hourly retirees filed a class action seeking rescission of the current Hourly Retiree Medical Plan established in spring, 1994 and reinstatement of pre-1994 benefit plan terms. Wotus, et al. v. GenCorp Inc., et al., U.S.D.C., N.D. Ohio, (Case No. CV-2604). The crux of the dispute relates to the payment of benefit contributions by retirees as a result of the cost caps implemented in fall, 1993. The caps were instituted to alleviate the impact of Financial Accounting Standard Board Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (SFAS 106). Benefit contributions had been delayed until January 1, 2000 pursuant to a moratorium negotiated with the United Rubber Workers of America (URW) and its successor, the United Steelworkers of America (USWA), as well as from savings generated by Plan sponsored networks. A failure to pay contributions results in a termination of benefits.

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

The retirees also challenge the creation of the OMNOVA Plan, which has terms identical to the prior GenCorp Plan, without retiree approval. Recently, however, Plaintiffs have voluntarily dismissed, without prejudice, their oral representation and estoppel claims to “lifetime” benefits, which paves the way for resolution on cross-motions for summary judgment. Briefing on the cross–motions is scheduled to be completed by November 1, 2002.

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

Aerojet has substantially completed its efforts under the Decree to determine the nature and extent of contamination at the facility. Preliminarily, Aerojet has identified the technologies that will likely be used to remediate the site and estimated costs using generic remedial costs from databases of Superfund remediation costs. Over the next several years, Aerojet will conduct feasibility studies to refine technical approaches and costs to remediate the site. The remediation costs are principally for design, construction, enhancement and operation of groundwater and soil treatment facilities, ongoing project management and regulatory oversight, and are expected to be incurred over a period of approximately 15 years. Aerojet is also addressing groundwater contamination off of its facility through the development of an Operable Unit Feasibility Study. This study was completed and submitted as a draft to the governmental oversight agencies in November 1999. In response to governmental agency comments, Aerojet revised the draft report and it was resubmitted in May 2000. The agencies have now accepted the report as complete. The study enumerates various remedial alternatives by which offsite groundwater can be addressed. The governmental agencies selected the remedial action alternative to be implemented and issued a Record of Decision (ROD) for the site on July 24, 2001. The U.S. Environmental Protection Agency (EPA) issued a proposed consent agreement to Aerojet on May 3, 2002 for the implementation of the ROD. Aerojet is determining whether to submit a good faith response to the special notice letter that accompanied the proposed consent agreement. A discussion of Aerojet’s efforts to estimate these costs is contained below under the heading “Aerojet’s Reserve and Recovery Balances.”

In September 2000, Aerojet filed a motion with the U.S. District Court seeking court approval of a modification to the Decree carving out from the site lands estimated (on the basis of AutoCad drawings) to total approximately 3,100 acres. The agencies opposed the motion. In November 2000, the court denied Aerojet’s motion on the basis that Aerojet knew that the carve-out property was not contaminated at the time it was included in the Decree. Aerojet appealed this decision but the appeal was stayed while Aerojet and the agencies met in an effort to reach a negotiated agreement removing the carve-out property from the Decree and from the National Priorities List. On September 14, 2001, Aerojet reached agreement with the relevant agencies on a Stipulation to modify the Decree (Stipulation). During the carve-out negotiations, the agencies required that some of the original candidate lands be removed from carve-out consideration. After the Stipulation was signed, an official survey of the land indicated that the agreed carve-out property totals approximately 2,600 acres. On September 25, 2001, the Stipulation was lodged with the U.S. District Court and was followed by a 30-day public comment period. Due to the anthrax attacks in Washington, D.C. and subsequent delays in the federal mail system, the U.S. Department of Justice continued to receive comments after the 30-day period. In addition, three water purveyors and a public interest group have attempted to delay carve-out until the agreed water replacement plan is revised. On February 13, 2002, two water purveyors filed a Writ of Mandamus in Sacramento Superior Court seeking to enjoin the Regional Board’s joinder in the Motion to Enter the Decree Modification. The State of California, on February 14, 2002, removed the suits to U.S. District Court.

On March 1, 2002, the agencies filed the motion to approve the Decree modification. Among other things, the Stipulation provides that: (i) certain clean property will be removed from the Superfund site designation; (ii) GenCorp will provide a $75 million guarantee to assure that remediation activities at the Sacramento site are fully funded; (iii) Aerojet will provide a short-term and long-term replacement plan for lost water supplies; and (iv) the Superfund site will be divided into “Operable Units” to allow Aerojet and the regulatory agencies to more quickly address and restore priority areas. The suits of the two water purveyors were dismissed upon their stipulated intervention in the Decree Modification Motion. On April 8, 2002, the U.S. District Court approved the motion after hearing argument from all parties. The two intervening water purveyors did not file appeal within sixty (60) days of the Court’s ruling and it is deemed to be final.

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

In January 2001, a Memorandum of Understanding was executed by nine of the Special Notice PRPs, including Aerojet, and the Watermaster and certain local water purveyors to resolve controversies between them and to provide for the implementation of the EPA approved remedy for the BPOU.

Following extended negotiations, Aerojet, along with seven other PRPs (collectively, the “Cooperating Respondents”) signed a Project Agreement in late March 2002 with Water Quality Authority (WQA), Watermaster, Valley County Water District, La Puente Valley Water District, San Gabriel Valley Water Company, Suburban Water Systems and California Domestic Water Company (collectively, the “Water Entities”). The Project Agreement became effective on May 9, 2002, following approval by a California Superior Court and the finalization of policy language on the $100 million Baldwin Park Operable Unit Manuscript Environmental Site Liability Policy from Chubb Custom Insurance Company covering certain Project risks.

The basic structure of the Project Agreement is for the Cooperating Respondents to fund and financially assure (in the form of cash or letters of credit) the cost of certain treatment and water distribution facilities to be owned and operated by the Water Entities. Actual funding would be provided by funds placed in escrow at the start of each three month period to cover anticipated costs for the succeeding quarter.

The Cooperating Respondents will also fund operation and maintenance of treatment facilities (not including ordinary operating expenses of the local water purveyors, certain costs for replacement water that may be incurred by such Water Entities and related administrative costs) (collectively, “O&M” costs). The Cooperating Respondents are required to maintain sufficient financial assurance to cover the estimated O&M for two years. Actual O&M payments would be made at the start of each three-month period to cover anticipated costs for the succeeding six-month period. When fully constructed, six treatment facilities will be treating in excess of 25,000 gallons per minute for the purposes of ROD implementation and to provide potable water supply. The Project Agreement has a term of 15 years. The Project Agreement also settles the past environmental claims of the Water Entities.

Aerojet and the other Cooperating Respondents have entered into an interim allocation agreement that establishes the interim payment obligations of Aerojet and the remaining Cooperating Respondents for the costs of the Project Agreement. Aerojet anticipates that the parties may seek to mediate final allocation, but, if unsuccessful, litigation could occur. Aerojet is responsible for approximately two-thirds of all project costs, pending completion of any allocation proceeding. All Project Costs are subject to reallocation among the Cooperating Respondents.

The total capital cost of all the projects, including portions already built, is estimated at about $96 million. O&M costs are estimated at about $7 million to $8 million for 2002 and approximately $12 million each year for several years thereafter, with O&M costs expected to be lower in later years. The total project costs (capital and 15 years of O&M), including costs already incurred, is estimated to be about $275 million. Based upon Aerojet’s interim allocation and taking into account funds that Aerojet has already paid or are already in an escrow account to pay Aerojet’s share, this would require future funding by Aerojet of about $129 million over 15 years. This figure does not include brine pretreatment which must be in place by the last quarter of 2006 and is expected to cost Aerojet about $14 million. All such funding will require Water Quality Authority action to allocate funds to the project, which Water Quality Authority is currently considering. To date, Congress (so-called Title 16 and Dreier funds) has appropriated approximately $40 million which is potentially available for payment of project costs. Aerojet anticipates, based upon Water Quality Authority preliminary actions to date, that at least $25 million of the funding (for which Aerojet is responsible for approximately two-thirds) will be allocated to the Project in 2002 or early 2003 and that additional funds may follow in later years.

As part of the EIS sale to Northrop Grumman on September 25, 2001, EPA approved a Prospective Purchaser Agreement with Northrop Grumman to absolve it of pre-closing liability for contamination caused by the Azusa facility, which liability will remain with Aerojet. As part of that agreement, Aerojet agreed to put $40 million into an irrevocable escrow for the BPOU project to implement the EPA UAO, and GenCorp agreed to provide a $25 million guarantee for Aerojet’s share of remediation costs in the BPOU. The $40 million is being used to fund Aerojet’s obligations under the Project Agreement and the funds not already expended for that purpose have been transferred to the escrow under the Project Agreement to pay Aerojet’s share of future capital costs and O&M. A separate $9 million payment was made by Aerojet to EPA for its past costs (see discussion below). EPA will maintain these funds for possible use on the BPOU project.

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

As of May 31, 2002, Aerojet had total reserves of $229 million for costs to remediate the Sacramento and San Gabriel Valley Basin sites and has recognized $142 million for probable future recoveries. These estimates are subject to change as work progresses, additional experience is gained and environmental standards are revised. In addition, legal proceedings to obtain reimbursements of environmental costs from insurers are continuing.

Lawrence, Massachusetts

The Company has studied remediation alternatives for its closed Lawrence, Massachusetts facility, which was contaminated with PCBs, and has begun site remediation and off-site disposal of debris. The Company has a remaining reserve of $10 million as of May 31, 2002 for estimated decontamination and long-term operating and maintenance costs of this site. The reserve represents the Company’s best estimate for the remaining remediation costs. Estimates of future remediation costs could range as high as $35 million depending on the results of future testing and the ultimate remediation alternatives undertaken at the site. The time frame for remediation is currently estimated to range from three to five years.

Olin Corporation

In August 1991, Olin Corporation (Olin) advised GenCorp that it believed GenCorp to be jointly and severally liable for certain Superfund remediation costs, estimated by Olin to be $70 million, associated with a former Olin manufacturing facility and waste disposal sites in Ashtabula County, Ohio. In 1993, GenCorp sought declaratory judgment in the U.S. District Court for the Northern District of Ohio that the Company is not responsible for environmental remediation costs. Olin counterclaimed seeking a judgment that GenCorp is jointly and severally liable for a share of remediation costs. In late 1995, the Court hearing on the issue of joint and several liability was completed, and in August 1996 the Court held hearings relative to allocation. At its request, in 1998, the Court received an additional briefing regarding the impact of the U.S. Supreme Court’s decision in the Best Foods case which the Company believes definitively addresses many issues in this case in its favor. Another hearing relative to liability and allocation was held on January 11, 1999. The Court rendered its interim decision on liability on July 14, 1999, finding GenCorp 30 percent liable for remediation costs at “Big D Campground” landfill and 40 percent liable for remediation costs attributable to the Olin TDI facility with regard to the Fields Brook site. Phase III proceedings on the allowability of those remediation costs were completed in July 2001.

On May 9, 2002, the U.S. District Court for the Northern District of Ohio issued a memorandum opinion stating that final judgment will be entered in Olin’s favor in the amount of approximately $19 million, plus prejudgment interest running from October 7, 1993 or from the date the expenditure was actually made, whichever is later. The parties were given until June 8, 2002 to reach an agreement on the amount of prejudgment interest or until June 23, 2002 to submit their own calculations to the court in the event the parties cannot agree.

Because the court had previously ruled that Olin was obligated to insure GenCorp for any liability that GenCorp may incur in connection with the Ashtabula facility and that Olin had procured the insurance, GenCorp believes that the court did not properly address the insurance issue in the memorandum opinion. Therefore, on June 10, 2002, the Company filed with the District Court a “Motion for Judgment on the Pleadings or Summary Judgment, in the Alternative, Reconsideration and Specific Findings, and Stay of Entry of Final Judgment.” The Motion asked for relief on the insurance issues as follows: (a) dismissal of Olin’s claims against GenCorp; (b) in the alternative, deferral of any recovery by Olin pending offset of any judgment against GenCorp with the proceeds of Olin’s insurance obligations; (c) if Olin’s claims are not dismissed, judgment that GenCorp is entitled to offset any – and potentially all – of its liability in this case with all insurance coverage Olin did, or should have obtained or judgment that GenCorp is entitled to such an offset on the basis of a pro rata share of insurance Olin did obtain, or should have obtained; and, (d) judgment that Olin has breached its insurance obligations to GenCorp causing damage in an amount to be determined. In addition, the motion requested: (a) reconsideration of any ruling denying GenCorp relief on the insurance issues; and, (b) specific findings of fact and law on the insurance issue as required by Rule 52 of the Federal Rules of Civil Procedure. Finally, GenCorp requested a stay of entry of final judgment pending complete relief with respect to our insurance related claims and defenses.

On June 11, 2002, GenCorp and Olin conferred with the Magistrate regarding their separate calculations of pre-judgment interest, and the Court said it would rule on GenCorp’s insurance

Motion after receiving Olin’s reply. On June 14, 2002, GenCorp sent a letter to the Court responding to Olin’s request for clarification of several mathematical calculations in the Memorandum Opinion of May 9, 2002. The parties have not yet submitted a prejudgment interest calculation to the Court.

Also, on June 14, 2002, GenCorp filed a “Motion to Revise the Court’s May 9, 2002 Memorandum Opinion or in the Alternative Motion for Reconsideration of the Conclusions Contained Therein.” This Motion requested the Court to reconsider its conclusions regarding: (1) GenCorp’s liability for Olin’s costs at two offsite disposal sites (Big D and RES) and (2) whether award of prejudgment interest is mandatory in a CERCLA contribution action. GenCorp is waiting for the Court to rule on its Motions and will timely appeal any adverse judgment issued by the Court. If an adverse judgement is issued, the Company will evaluate whether to adjust its reserves for this matter.

The Company continues to vigorously litigate this matter and believes that it has meritorious defenses to Olin’s claims.

While there can be no certainty regarding the ultimate outcome of any litigation, in the opinion of management, after reviewing the information currently available with respect to this matter and consulting with the Company’s counsel, any liability which may ultimately be incurred will not materially affect the consolidated financial condition of the Company.

Other Sites

The Company is also currently involved, together with other companies, in approximately 25 other Superfund and non-Superfund remediation sites. In many instances, the Company’s liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company’s involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company’s experience, interim and final allocations of liability costs are generally made based on relative contributions of waste. Based on the Company’s previous experience, its allocated share has frequently been minimal, and in many instances, has been less than one percent. The Company has reserves of approximately $14 million as of May 31, 2002. The Company is currently reviewing whether the reserves are sufficient to cover its best estimate of its share of the environmental remediation costs at these other sites. Also, the Company is seeking recovery of its costs from its insurers.

Environmental Summary

A summary of the Company’s environmental reserve activity is shown below (in millions):

	November 30, 2001		May 31, 2002
	Reserve	Expenditures	Reserve

Aerojet	$252	$(23)	$229

Lawrence, MA	13	(3)	10

Other Sites	14	–	14

Total	$279	$(26)	$253

         In regard to the sites discussed above, management believes that established reserves for environmental remediation are sufficient to cover the Company’s estimated share of environmental remediation costs at these sites as of May 31, 2002. However, the Company continually evaluates the adequacy of these reserves and they could change. The Company’s tri-annual bottom-up remediation cost evaluation is scheduled for the third quarter of 2002. The effect of resolution of these matters on results of operations cannot be predicted due to the uncertainty concerning both the amount and timing of future expenditures and future results of operations.

9.      Shareholders’ Equity

         On March 27, 2002, the Company’s Board of Directors declared a quarterly dividend of three cents per share on the Company’s ten cents par value common stock. The dividends were paid on May 31, 2002.

10.     Accumulated Other Comprehensive Income (Loss), Net of Income Taxes

         Comprehensive income encompasses net income and other comprehensive income items, which includes all other non-owner transactions and events that change shareholders’ equity. The Company’s other comprehensive loss includes the effects of foreign currency translation adjustments. The components of other comprehensive income and the related income tax effects are presented in the following table:

	Three months ended May 31		Six months ended May 31

	2002	2001	2002	2001
		(Millions)	(Millions)
Net income	$6	$5	$9	$19

Other comprehensive income, net of income taxes: effects of foreign currency translation adjustments	15	(14)	10	(14)

Total comprehensive income (loss)	$21	$(9)	$19	$5

11.     Operating Segments and Related Disclosures

         The Company’s continuing operations are organized into three segments based primarily on the types of products and customers: GDX Automotive, Aerospace and Defense, and Fine Chemicals. See Note 1 for additional information related to the Company’s operating segments.

         The Company evaluates segment performance based on several factors, of which the primary financial measure is segment operating profit. Segment operating profit represents net sales from continuing operations less applicable costs, expenses and provisions for restructuring and unusual items relating to operations. Segment operating profit also excludes corporate income and expenses, provisions for unusual items, interest expense, income taxes and any minority interest. See Note 12 related to unusual items reflected in the Company’s financial results and Note 3 related to the acquisition of Draftex in December 2000, Aerojet’s sale of its EIS business in October 2001 and GenCorp’s reacquisition of the minority ownership interest in AFC in December 2001.

	Three months ended May 31,		Six months ended May 31,
	2002	2001	2002	2001

	(Millions)		(Millions)
Net Sales

GDX Automotive	$209	$227	$399	$408

Aerospace and Defense	84	180	138	350

Fine Chemicals	10	3	15	5

	$303	$410	$552	$763

Income (Loss) Before Income Taxes

GDX Automotive	$14	$11	$20	$4

Aerospace and Defense	14	29	30	56

Fine Chemicals	(1)	(5)	(4)	(9)

Segment restructuring charges	–	(19)	–	(19)

Segment unusual items	(6)	(2)	(6)	(9)

Segment operating profit	21	14	40	23

Interest expense	(4)	(9)	(7)	(18)

Corporate, other expenses and foreign exchange gains and losses	(6)	(3)	(15)	4

Other unusual items	(1)	–	(3)	1

	$10	$2	$15	$10

12. Restructuring and Unusual Items, Net

         In April 2002, as discussed in Note 3, Aerojet reached an agreement with Northrop Grumman on purchase price adjustments related to the sale of its EIS business whereby Aerojet reduced the purchase price by approximately $6 million. The purchase price reduction is recorded as an unusual expense item in segment operating profit for the second quarter of 2002. The Company recorded an unusual expense item of $1 million in the second quarter of 2002 for the write-off of bank fees associated with the termination of Term Loan C.

         In December 2001, as discussed in Note 3, the Company reacquired the minority ownership interest in its AFC subsidiary and certain agreements between AFC and the minority ownership interest holder were terminated. The net result of the transaction was an unusual expense item of $2 million in the first quarter of 2002.

         The Company recorded a charge in earnings from continuing operations of $19 million during the second quarter of 2001 related to a restructuring and consolidation of its GDX Automotive segment. The restructuring program included the closure of the Marion, Indiana and Ballina, Ireland manufacturing facilities and resulted in the elimination of approximately 760 employee positions. The decision to close these facilities was precipitated by excess capacity and deterioration of performance and losses at these sites. The decision to close the Ballina, Ireland plant was also due to difficulty in retaining plant personnel in light of record employment levels in the region. Remaining programs from these facilities were transferred to other facilities.

         During the second quarter of 2001, the Company settled outstanding claims with the Internal Revenue Service and the State of California. The benefit of the tax refunds, $4 million on an after tax basis, was recorded in the income tax provision in the second quarter. The portion of the tax refunds that will be repaid to the Company’s defense customers is reflected as an unusual expense item of $2 million in segment income ($1 million after tax). Accordingly, after repayment to the

Company’s defense customers, the Company will retain $3 million of the claims settled in the second quarter.

         Similarly, during the first quarter of 2001, the Company reached a settlement with the State of California on an outstanding tax claim. The benefit of the tax refund, $9 million on an after tax basis, was recorded in the income tax provision in the first quarter. The portion of the tax refund that will be repaid to the Company’s defense customers is reflected as an unusual expense item of $7 million in segment income ($4 million after tax). Accordingly, after repayment to the Company’s defense customers, the Company will retain $5 million of the claims settled in the first quarter.

         In the first quarter of 2001, the Company received a $2 million insurance settlement for an environmental claim related to discontinued operations.

13. New Accounting Pronouncements

         Effective July 1, 2001, the Company adopted the provisions of SFAS No. 141, “Business Combinations” (SFAS 141), which is effective for all business combinations initiated after June 30, 2001. SFAS 141 prohibits the use of the pooling-of-interest method for business combinations and establishes the accounting and financial reporting requirements for business combinations accounted for by the purchase method. SFAS 141 also changes the criteria to recognize intangible assets apart from goodwill. The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) effective December 1, 2001. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if indications of possible impairment exist, for impairment. The Company has performed the requisite transitional impairment tests for goodwill and other intangible assets as of December 1, 2001 and has determined that these assets are not impaired as of that date. Annual impairment tests for goodwill and other intangible assets will be performed as of September 1, or as necessary if indicators of possible impairment are present. The adoption of SFAS 142 results in a reduction of annual amortization expenses of approximately $4 million related to goodwill and other indefinite lived intangible assets. Net income for the three and six month periods ended May 31, 2001, adjusted to exclude amortization expense related to goodwill and other indefinite lived intangible assets would be $6 million and $21 million, respectively. The adoption of these standards did not have a material impact on the Company’s results of operations, liquidity or financial condition.

         In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) that provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed Of.” SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principal Board’s Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” related to the disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. The Company has adopted the provisions of SFAS 144 as of December 1, 2001. The adoption of SFAS 144 did not have a material effect on the Company’s results of operations, liquidity or financial condition.

14. Subsequent Events

         On June 21, 2002, the Company filed a universal shelf registration with the Securities and Exchange Commission relating to the possible future issuance of up to $300 million of securities.

         On June 4, 2002, the Company filed a registration statement with the Securities and Exchange Commission registering the Company’s outstanding convertible subordinated notes for possible resale by the holders thereof.

(this space intentionally left blank)

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

         Some important risk factors that could cause the Company’s actual results or outcomes to differ from those expressed in its forward-looking statements include, but are not limited to, the following:

•	General economic conditions and trends affecting the Company’s markets and product offerings;

•	Changes in the short-term and long-term plans of major customers and potential customers;

•	Governmental and regulatory policies, including environmental regulations, and increases in the amount or timing of environmental remediation and compliance costs (see “Other Information – Environmental Matters” below);

•	An unexpected adverse result or required cash outlay in the toxic tort or other environmental or other litigation, proceeding or investigation pending against the Company (see “Other Information – Environmental Matters” below and Notes 8(a) and 8(b) in Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report);

•	The reaction of the Company’s employees, shareholders, customers and lenders to the restatement of certain of the Company’s financial statements as described under “Results of Operations” below, including any litigation arising from the restatement;

•	The ability of the Company to secure additional financing as needed (see “Liquidity and Capital Resources” below);

•	The Company’s acquisition, disposition and joint venture activities;

•	Vehicle sales and production rates of major automotive programs in the U.S. and abroad, particularly vehicles for which the Company supplies components;

(list is continued on following page)

(list is continued from previous page)

•	Department of Defense, NASA and other funding for aerospace and defense programs for which the Company is a supplier or competes for new business;

•	Future funding for commercial launch vehicles and propulsion systems;

•	The ability of the Company to achieve the anticipated savings from ongoing restructuring and other financial management programs;

•	Restrictions on the Company’s operating activities imposed from time to time by the agreements relating to the indebtedness;

•	The ability of the Company to successfully complete the entitlement process and related pre-development activities for its real estate in Northern California;

•	The market for the Company’s real estate in Northern California;

•	Fluctuations in exchange rates of foreign currencies and other risks associated with foreign operations, particulary in the GDX Automotive segment which delivers a significant amount of sales overseas;

•	The ability of the Company to satisfy contract performance criteria;

•	The ability of the Company to maintain a high level of product performance, particularly related to the continued success of the Company’s launch vehicle propulsion platforms;

•	The Company’s mix of fixed price and cost-plus contracts;

•	An unexpected adverse decision in any patent infringement suit, or settlement of a patent infringement suit impacting the Company’s right to utilize technology, particulary in the Fine Chemicals segment;

•	Intensified competition from the Company’s competitors;

•	Pricing pressures from the Company’s major customers, particularly in the GDX Automotive segment;

•	Potential liabilities which could arise from any release or explosion of dangerous materials;

•	Work stoppages at a Company facility or in the facility of one of the Company’s significant customers; and,

•	Cost escalation and availability of power in Northern California.

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

         For the first six months of fiscal year 2001, net income was reduced to $19 million from $20 million, basic EPS was reduced to $0.45 from $0.47 and diluted EPS was reduced from $0.46 to $0.44.

         Unless otherwise expressly stated, all financial information in this Quarterly Report on Form 10-Q is presented inclusive of these revisions.

Anticipated Cost Savings from Restructuring Programs

         The Company continues to focus on cost-reduction initiatives in each of its operating segments as well as at the GenCorp corporate level. In September 2001, in an effort to reduce corporate overhead expenses, 15 positions were eliminated through a voluntary enhanced retirement program. During 2001, AFC’s workforce was reduced by approximately 40%. In December 2001, a comprehensive sales and marketing agreement between AFC and NextPharma was terminated (see related discussion below). In the GDX Automotive segment, as part of the Company’s strategy to realize synergies between its historical operations and those acquired with the acquisition of Draftex, three manufacturing facilities were closed in fiscal 2001 and a fourth facility is scheduled to be closed in 2002. The GDX Automotive segment is implementing “lean manufacturing” principles and other programs aimed at improving operational efficiency at the segment’s remaining manufacturing facilities. Since May 31, 2001, GDX Automotive has eliminated approximately 1,500 full-time and temporary positions, including positions at GDX Automotive’s corporate level.

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

         Net sales for the Company’s GDX Automotive segment totaled $209 million for the second quarter of fiscal 2002, a decrease of eight percent compared with net sales of $227 million for the second quarter of fiscal 2001. The majority of the decrease in the quarter was primarily in North America due to lower sales volumes with Volkswagen, Ford and GM and no longer having a contract with Mercedes. Net sales for the segment for the six months ended May 31, 2002, decreased to $399 million from $408 million for the comparable period in the prior year. Year-to-date net sales are lower than the previous year due to an increase of $8 million in customer givebacks and the $6 million impact of the decreased average Euro exchange rate, partially offset by $4 million in increased sales volumes. In addition, net sales attributable to the Draftex business for the first six months were $188 million in both 2002 and 2001. The results for Draftex for the first six months of 2001 include five months of activity subsequent to the acquisition date.

         The GDX Automotive segment recorded an operating profit of $14 million for the second quarter of fiscal 2002 versus $11 million for the comparable period in fiscal 2001. Operating margins increased to seven percent in the quarter compared to five percent for second quarter 2001 reflecting improved plant productivity driven by cost and personnel reductions. Operating profit for the six months ended May 31, 2002 was $20 million compared to $4 million in 2001 with operating profit margins increasing to five percent as compared to one percent in the first six months of fiscal 2001. Overall improvement in operating margins reflect approximately 1,500 personnel reductions since May 2001 or 15 percent of the total GDX headcount and improved plant production performance. During the first six months of fiscal 2001, operating margins were negatively affected by pricing/volume mix issues and higher health care costs. Improvement in this segment’s profitability was favorably affected by restructuring actions in fiscal 2001 including plant and personnel rationalizations, productivity initiatives and other cost savings.

         See also “Anticipated Cost Savings from Restructuring Programs” above related to anticipated cost savings from the restructuring activities at GDX in 2001.

Aerospace and Defense Segment

         Net sales for the Company’s Aerospace and Defense segment totaled $84 million for the second quarter of fiscal 2002 as compared to $180 million in the second quarter of 2001. Excluding results from the divestiture of Aerojet’s EIS business in October 2001, sales increased approximately $18 million due primarily to the delivery of a NASA X-38 De-Orbit Propulsion Stage. Net sales for the six months ended May 31, 2002 were $138 million compared with $350 million in 2001 and reflects the impact of the EIS divestiture as described in more detail in Note 3 in Notes to Unaudited Condensed Consolidated Financial Statements. Excluding the results of the EIS business, net sales for the segment increased $29 million for the six month period ending May 31, 2002 as compared to the same period in 2001; increased net sales are related to delivery of a NASA X-38 De-Orbit Propulsion Stage, increased volume on the COBRA booster engine and other propulsion technologies for NASA’s second generation reusable launch vehicle program, assembly and electron beam welding of the forward boom in the aft fuselage for the F-22 Raptor offset by a decrease in revenues from the Attitude Control System thruster for the national missile defense system’s ground-based interceptor vehicle.

         Operating profit for the Aerospace and Defense segment was $14 million for the second quarter of fiscal 2002. Operating profit for the segment was $29 million for the second quarter of fiscal 2001. Excluding the results of the EIS business and a decrease in net pension income, segment operating profit increased incrementally from the comparable quarter in 2001. Operating profit for the six months ended May 31, 2002 was $30 million compared with $56 million in 2001. Excluding the results of the EIS business and lesser pension income, year-to-date operating profit for the segment marginally increased as compared to the same six-month period of fiscal 2001. The segment recorded approximately $12 million less pension income for the first six months of fiscal 2002 as compared with the same period of fiscal 2001, primarily related to recent asset returns as described in more detail in Note 8 in Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended November 30, 2001 filed with the SEC.

         Significant contract awards during the quarter included: negotiation of a $71 million contract with Raytheon for 30 Divert and Attitude Control Systems with deliveries through 2005; exercise of an option by Boeing to produce six additional Delta II engine systems with a total value of approximately $23 million; receipt of a new contract from the Air Force Propulsion Lab to develop technologies for an Advanced Lightweight Chamber and Nozzle applicable to hydrogen and hydrocarbon booster engines valued at $10 million including options; and an award of a $12 million contract from Raytheon related to a Solid Divert Attitude Control System.

         During the second quarter, Aerojet participated in a successful mission by an Exoatmospheric Kill Vehicle using Aerojet’s Divert and Attitude Control System, and the launch of a former Minuteman II second-stage motor produced by Aerojet to successfully boost a target vehicle supporting the Patriot Advanced Capability 3 (PAC-3) missile interceptor mission.

         On March 15, 2002, an Atlas V solid rocket motor undergoing test experienced an anomaly which is under continuing investigation by Aerojet and its customers, Lockheed Martin and the

U.S. Air Force. While the review is not complete, a likely outcome of the investigation is that an additional test motor would be required and the testing program could be delayed. At the present time, management believes the costs associated with the test anomaly will not materially affect the consolidated financial condition of the Company. The effect of the ultimate resolution of this matter on result of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution.

         As of May 31, 2002, Aerojet’s contract backlog was $550 million. The comparable amount as of May 31, 2001, excluding those programs that were part of the former EIS business, was approximately $729 million. The inability of a commercial customer to raise additional required funding accounted for a decrease of $146 million in contract backlog. Funded backlog, which includes only the amount of those contracts for which money has been directly authorized by the U.S. Congress, or for which a firm purchase order has been received by a commercial customer, was approximately $350 million as of May 31, 2002. As of May 31, 2001, the comparable amount, excluding those programs that were part of the EIS business, was $379 million.

Fine Chemicals Segment

         The Fine Chemicals segment consists of the operations of AFC, a business that supplies registered intermediates and final active pharmaceutical ingredients to both pharmaceutical and biotechnology customers.

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

         The segment operating results for the Fine Chemicals segment include the results of AFC before considering NextPharma’s 40 percent minority interest. The minority ownership position in AFC is reflected in the consolidated results for GenCorp as a component of Corporate and other expenses through December 27, 2001, the date GenCorp reacquired NextPharma’s minority ownership interest in AFC.

         Net sales for AFC in the second quarter of 2002 were $10 million compared with $3 million for the second quarter of 2001. For the first six months of 2002, net sales totaled $15 million compared with $5 million for the first six months of 2001. AFC reported an operating loss of $1 million for the quarter versus an operating loss of $5 million for the comparable quarter in 2001. AFC reported an operating loss of $4 million for the first six months of 2002, which represents a $5 million improvement over the operating loss of $9 million for the first six months of 2001. Operating margins in 2002 continue to improve over the levels experienced in 2001 reflecting higher production volumes and the realization of cost savings resulting from the restructuring program that was completed in November of 2001. In addition, AFC’s financial performance in 2001 was negatively affected by beginning production of several new products, a process that typically includes a period of inefficiency. At the end of the second quarter of 2002 AFC’s contract backlog was $57 million. The Company is currently forecasting that AFC will be profitable for the remainder of 2002.

         See also “Anticipated Cost Savings from Restructuring Programs” above related to anticipated cost savings from the restructuring activities at AFC in 2001.

Interest and Other Expenses

         For the second quarter of fiscal 2002, interest expense decreased to $4 million from $9 million for the comparable period in fiscal 2001. Interest expense for the six months ended May 31, 2002 decreased to $7 million from $18 million in 2001. The decrease was due primarily to a lower average outstanding debt level and lower average interest rates in the first six months of fiscal 2002. The overall reduction in debt reflects gross proceeds from Aerojet’s sale of its EIS business in October 2001 offset by additional debt to finance the Draftex acquisition in December 2000.

         Corporate and other expenses increased in the second quarter of fiscal 2002 to $6 million compared to $3 million for the comparable period in fiscal 2001. As compared to the same period in the prior year, the change is principally related to increased professional fees, lesser pension income and increased net minority interest expense. For the six-month period ended May 31, 2002, the Company recorded corporate and other expenses of $15 million compared with income of $4 million for the same six-month period in 2001. The net change of $19 million is attributable to an $11 million foreign exchange gain in the first quarter of 2001, approximately $6 million related to the cost of outside legal advisors and accounting consultants to assist with the inquiry related to the accounting issues mentioned above and increased overall professional services expenses and increased net minority interest expense. The foreign exchange gain in fiscal 2001 resulted from foreign currency forward purchase contracts that were entered into to hedge against fluctuations in the U.S. dollar-euro exchange rate in anticipation of the Draftex acquisition.

         See also “Anticipated Cost Savings from Restructuring Programs” above related to anticipated cost savings from a voluntary enhanced retirement program implemented in 2001.

Provision (credit) for income taxes

         The Company’s effective income tax rate for the first six months of fiscal 2002 was approximately 39%. The income tax provision for the first six months of fiscal 2001 included a benefit of approximately $9 million related to the settlement of certain income tax claims with the State of California.

Restructuring and Unusual Items, Net

         In April 2002, as discussed in Note 3 in Notes to Unaudited Condensed Consolidated Financial Statements, Aerojet reached an agreement with Northrop Grumman on purchase price adjustments related to the sale of its EIS business whereby Aerojet reduced the purchase price by $6 million. The purchase price reduction is recorded as an unusual expense item in segment operating profit for the second quarter of 2002. The Company recorded an unusual expense item of $1 million in the second quarter of 2002 for the write-off of bank fees associated with the termination of Term Loan C.

         In December 2001, as discussed above and in Note 3 to Unaudited Condensed Consolidated Financial Statements, the Company reacquired the minority ownership interest in its AFC subsidiary and certain agreements between AFC and the minority ownership interest holder were terminated. The net result of the transaction was an unusual expense item of $2 million in the first quarter of 2002.

         The Company recorded a charge in earnings from continuing operations of $19 million during the second quarter of 2001 related to a restructuring and consolidation of its GDX Automotive segment. The restructuring program included the closure of the Marion, Indiana and Ballina, Ireland manufacturing facilities and resulted in the elimination of approximately 760 employee positions. The decision to close these facilities was precipitated by excess capacity and deterioration of performance and losses at these sites. The decision to close the Ballina, Ireland plant was also due to difficulty in retaining plant personnel in light of record employment levels in the region. Remaining programs from these facilities were transferred to other facilities.

         During the second quarter of 2001, the Company settled additional outstanding claims with the Internal Revenue Service and the State of California. The benefit of the tax refunds, $4 million on an after tax basis, was recorded in the income tax provision in the second quarter. The portion of the tax refunds that will be repaid to the Company’s defense customers is reflected as an unusual expense item of $2 million in segment income ($1 million after tax). Accordingly, after repayment to the Company’s defense customers, the Company will retain $3 million of the claims settled in the second quarter.

         Similarly, during the first quarter of 2001, the Company reached a settlement with the State of California on an outstanding tax claim. The benefit of the tax refund, $9 million on an after tax basis, was recorded in the income tax provision in the first quarter. The portion of the tax refund that will be repaid to the Company’s defense customers is reflected as an unusual expense item of $7 million in segment income ($4 million after tax). Accordingly, after repayment to the Company’s defense customers, the Company will retain $5 million of the claims settled in the first quarter.

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

         The majority of GenCorp’s environmental liabilities relate to its Aerojet business. Aerojet has executed agreements for substantial cost recovery from the U.S. Government. In addition, Aerojet will be reimbursed for allowable site restoration costs at the BPOU via a pass through recovery agreement with Northrop Grumman. The company currently estimates that noncapital expenditures for environmental compliance and protection will range between $48 million and $74 million in

2002. Actual expenditures will depend upon the 1) timing of expenditures pursuant to the BPOU settlement agreement for the San Gabriel Valley discussed below and the receipt of anticipated government funding for the BPOU, 2) issuance of a Western Groundwater Operable Unit Consent Decree in Sacramento, and 3) timing of the expenditures associated with the Sacramento Partial Consent Decree modifications and the timing of government approvals for remediation projects, and contractor mobilization ability.

         The nature of environmental investigation and cleanup activities often makes it difficult to determine the timing and amount of any estimated future costs that may be required for remedial measures. The Company reviews these matters and accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and the amount of the liability (usually based upon proportionate sharing) can be reasonably estimated. The Company’s unaudited Condensed Consolidated Balance Sheets (which are included in Part I, Item 1 of this report) as of May 31, 2002 reflects accruals of $253 million and amounts recoverable of $142 million from the U.S. Government and other third parties for such costs. Pursuant to U.S. Government procurement regulations and a “global” settlement agreement covering environmental contamination at the Company’s Sacramento and Azusa, California sites, the Company can recover a substantial portion of its environmental costs for its Aerospace and Defense segment through the establishment of prices for the Company’s products and services sold to the U.S. Government. The ability of the Company to continue recovering these costs from the U.S. Government depends on Aerojet’s sustained business volume under U.S. Government contracts and programs. The Company has executed a settlement with the U.S. Environmental Protection Agency and the third parties concerning certain claims related to the BPOU in San Gabriel Valley Basin, California. The Company’s forecast of capital and noncapital expenses in 2002 related to environmental matters provided above includes provisions for the settlement of the BPOU claims discussed in Note 8(b) in Notes to Unaudited Condensed Consolidated Financial Statements.

         In April 2002, the Company announced that Aerojet had signed a definitive agreement settling environmental claims related to the BPOU. The terms of the agreement are substantially the same as those included in the tentative agreement previously reached. The claims and the agreement are discussed in Note 8(b) to the unaudited Condensed Consolidated Financial Statements. The Company believes that the established environmental reserves are adequate to meet the obligations under the agreement.

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

Liquidity and Capital Resources

         The Company broadly defines liquidity as its ability to generate sufficient operating cash flows to meet its obligations and commitments. Liquidity also includes the Company’s ability to obtain appropriate debt and/or equity financing and to convert into cash those assets that are no longer required to meet its strategic and financial objectives. Accordingly, liquidity cannot be considered separately from capital resources consisting of current or potentially available funds for use in meeting capital expenditure and debt service requirements and long-range business objectives.

         As of May 31 2002, the Company’s cash and cash equivalents totaled $36 million and the ratio of current assets to current liabilities, or current ratio, was 0.96. As of November 30, 2001, the Company’s cash and cash equivalents were $44 million and the current ratio was 0.90.

         The Company currently believes that its existing cash and cash equivalents, forecasted operating cash flows for fiscal 2002, issuance of the convertible subordinated notes (see below) and borrowings available under its credit facilities will provide sufficient funds to meet its operating plan for fiscal 2002. This operating plan provides for full operations of the Company’s three operating segments, capital expenditures of approximately $47 million, interest and principal payments on the Company’s debt and anticipated dividend payments.

         Major factors that could adversely impact the Company’s forecasted operating cash flows for the remainder of fiscal 2002 and its financial condition are described in “Forward-Looking Statements” above. In addition, the Company’s liquidity and financial condition will continue to be affected by changes in prevailing interest rates because all of its existing debt bears interest at variable rates.

         Net cash used in operating activities for the first six months of fiscal 2002 was $40 million compared with $32 million in the first six months of fiscal year 2001. Net cash used in operating activities for the first six months of fiscal 2002 was negatively affected by working capital requirements associated with the Company’s Aerospace and Defense segment, increased environmental expenditures including the remittance of $8 million to the U.S. Environmental Protection Agency in December 2001 for past costs associated with the Company’s BPOU site, costs that were only partially reimbursable by the U.S. Government, and the absence of the results for Aerojet’s EIS business. Net cash used in operating activities for the first six months of fiscal 2001 reflects the payment of certain current liabilities that were assumed as part of the Draftex acquisition. The Draftex acquisition resulted in the Company purchasing primarily long-term assets and assuming short-term obligations.

         Net cash used in investing activities for the first six months of fiscal 2002 was $20 million versus $195 million for the comparable period in fiscal 2001. Capital expenditures totaled $14 million for the first six months of fiscal 2002 and $16 million for the first six months of fiscal 2001. The Company’s capital expenditures directly support the Company’s contract and customer requirements and are primarily made for asset replacement and capacity expansion, cost reduction initiatives, safety and productivity improvements and environmental remediation and compliance. Capital expenditures in the first six months of fiscal 2001 include amounts related to Aerojet’s EIS business, which was sold in October 2001. Investing activities for the first six months of fiscal 2002 included a net cash outflow of approximately $8 million related to the Company’s reacquisition of the minority ownership interest in AFC (see discussion above). Investing activities in the first six months of fiscal 2001 includes $179 million related to the purchase of the Draftex business, a transaction that is discussed above and in Note 3 in Notes to Unaudited Condensed Consolidated Financial Statements.

         Net cash provided by financing activities for the first six months of fiscal 2002 was $51 million compared with $245 million for the first six months of fiscal 2001. Cash flow related to financing activities in both periods relate primarily to activity involving the Company’s Credit Facility, including amounts borrowed in December 2000 related to the acquisition of the Draftex business. Also in December 2000, the Company used proceeds from the Credit Facility to pay-off an earlier credit facility. The Company paid dividends of $3 million in both periods presented.

         On December 28, 2000, the Company entered into a five-year, $500 million senior credit facility (Credit Facility). The Credit Facility was used to finance the acquisition of the Draftex business (see Note 3) and replaced an earlier credit facility.

         On February 28, 2002 the Company executed Amendment No. 4 to the Credit Facility, which provided an additional $25 million term loan (Term Loan C). The $25 million was repaid on April 5, 2002. The Company does not have the ability to re-borrow these funds.

         Effective March 28, 2002 the Company executed Amendment No. 5 to the Credit Facility extending the date for the reduction of the revolving credit facility from $150 million to $137 million from March 28, 2002 to April 19, 2002. Amendment No. 5 increased the amount of subordinated debt the Company can issue to $150 million from $70 million.

         As of May 31, 2002 the outstanding Term Loan A balance was $81 million and the interest rate was 4.6 percent. Pursuant to Amendment No. 2, the Term Loan A scheduled repayments remaining as of May 31, 2002 are eleven equal quarterly principal payments of approximately $5 million through December 2004, and four equal quarterly payments of approximately $7 million through December 2005. The quarterly principal repayment dates for Term Loan A are March 28, June 28, September 28, and December 28 along with associated interest payments.

         As of May 31, 2002, the available borrowing limit under the revolving credit facility was $137 million, of which the Company had drawn-down $33 million (excluding outstanding letters of credit of $23 million). The average interest rate on the outstanding balance of the revolving credit facility was 4.6 percent as of May 31, 2002.

         As of May 31, 2002, the Company was in compliance with the financial covenants contained in the Credit Facility. Based on current forecasted financial results, the Company expects to be in compliance with all of the financial covenants for fiscal year 2002, although no assurance can be given in this regard.

         On April 5 and April 17, 2002, GenCorp sold $150 million aggregate principal amount of its Convertible Subordinated Notes (Notes) due 2007 in a private placement pursuant to Rule 144A under the Securities Act of 1933. The Notes are initially convertible into 54.29 shares of the Company’s Common Stock per $1,000 principal amount of Notes at any time on or after 90 days following the date on which the notes were originally issued. Interest accrues on the Notes at a rate of 5.75 percent per annum payable October 15 and April 15. The Notes are redeemable at the option of the holder upon a change of control and at the option of the Company if the closing price of the Company’s Common Stock exceeds 125 percent of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the day of the mailing of the optional redemption notice.

         The Notes are general unsecured obligations of the Company and rank junior in right of payment to all of the Company’s other existing and future senior indebtedness, including all of its obligations under its Credit Facility.

         The net proceeds of the offering were approximately $144 million. The Company used approximately $25 million of the net proceeds to repay in full Term Loan C and approximately $119 million to repay outstanding debt under the revolving credit facility. Amounts repaid against the outstanding debt under the revolving credit facility may be reborrowed at any time or from time to time and may be used for any purpose, subject to the limits contained in the Credit Facility.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Except as disclosed in Note 8(a) and Note 8(b), there have been no significant developments in the pending legal proceedings as previously reported in the Annual Report of GenCorp Inc. to the SEC on Form 10-K for the year ended November 30, 2001.

Item 5. Other Information

In September 2001, GenCorp sold its electronic and information systems business to Northrop Grumman. The purchase price was subject to adjustment. On April 24, 2002, GenCorp entered into an agreement with Northrop Grumman Systems Corporation under which GenCorp agreed to pay Northrop Grumman an approximate additional $6 million as an adjustment to the purchase price. GenCorp will make this payment in two installments, with the first payment scheduled for September 15, 2002 and the second scheduled for December 15, 2002.

Item 6. Exhibits and Reports on Form 8-K

A)	Exhibits

No.	Description

10.1	Form of Director Nonqualified Stock Option Agreement between the Company and Nonemployee Directors providing for an annual grant of nonqualified stock options prior to February 28, 2002, valued at $30,000.

10.2	Form of Director Nonqualified Stock Option Agreement between the Company and Nonemployee Directors providing for an annual grant of nonqualified stock options on or after February 28, 2002, valued at $30,000 in lieu of further participation in the Retirement Plan for Nonemployee Directors.

B)	Reports on Form 8-K

On June 25, 2002, the Company filed a Form 8-K incorporating its press release dated June 25, 2002 in which GenCorp announced second quarter earnings per diluted share of $0.23 excluding unusual items. GenCorp reported segment operating profit of $21 million for the second quarter of 2002 as compared to $14 million for the second quarter of 2001.

On May 20, 2002, the Company filed a Form 8-K incorporating its press release dated May 16, 2002, in which GenCorp announced that Terry Hall, currently Chief Operating Officer (COO), has been promoted to President and Chief Executive Officer, effective July 1, 2002. He will also become a member of GenCorp’s Board of Directors immediately. GenCorp also announced that Yasmin Seyal, Senior Vice President, Finance and Acting Chief Financial Officer has been promoted to Chief Financial Officer.

On April 24, 2002, the Company filed a Form 8-K incorporating its press release dated April 23, 2002, which stated that Michael Thomas Bryant will assume the position of President of GenCorp’s automotive business, GDX Automotive.

On April 18, 2002, the Company filed a Form 8-K incorporating its press release dated April 15, 2002, which stated that GenCorp announced United States District Court approval of the Modifications to the Partial Consent Decree that include removal of approximately 2600 acres of clean land from the Superfund site designation at the Rancho Cordova facility of wholly-owned subsidiary Aerojet-General Corporation.

Also in the April 18, 2002 Form 8-K, GenCorp announced that its recent private placement of 5.75 percent Convertible Subordinated Notes due 2007 has been increased by $25 million to a total of $150 million principal amount of Notes. The initial purchasers exercised their option to purchase the additional $25 million of Notes and the offering has been completed. The notes are general unsecured subordinated obligations of GenCorp and are convertible into common stock of GenCorp at the option of the holder.

On April 3, 2002, the Company filed a Form 8-K incorporating its press release dated April 1, 2002, which stated that GenCorp announced its intention to issue $100 million aggregate principal amount of Convertible Subordinated Notes due 2007 in a private placement pursuant to Rule 144A under the Securities Act of 1933. The Company also intends to grant the initial purchasers an option to purchase up to an additional $25 million of Notes.

Also in the April 3, 2002 Form 8-K, GenCorp announced that Aerojet-General Corporation, a subsidiary of GenCorp, has signed a comprehensive groundwater remediation agreement for the San Gabriel Valley Superfund Site known as the Baldwin Park Operable Unit (BPOU). Aerojet is one of 19 Potentially Responsible Parties in the BPOU named by the U.S. Environmental Protection Agency (EPA).

(this space intentionally left blank)

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GenCorp Inc.

Date	June 28, 2002	By:	/s/ Yasmin R. Seyal Yasmin R. Seyal Chief Financial Officer (Principal Financial and Accounting Officer)

Date	June 28, 2002	By:	/s/ William R. Phillips William R. Phillips Senior Vice President, Law; General Counsel and Secretary (Duly Authorized Officer)

(this space intentionally left blank)