Form 10-Q
period 2002-08-31
GENCORP INC
filed 2002-10-15
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: August 31, 2002
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________________ to _______________________

Commission File Number 1-1520

GenCorp Inc. (Exact name of registrant as specified in its charter)

Ohio	34-0244000
(State of Incorporation)	(I.R.S. Employer Identification No.)

Highway 50 and Aerojet Road
Rancho Cordova, California	95670
(Address of Principal Executive Offices)	(Zip Code)

P.O. Box 537012
Sacramento, California	95853-7012
(Mailing Address)	(Zip Code)

Registrant’s telephone number, including area code (916) 355-4000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

     As of September 30, 2002, there were 43,234,894 outstanding shares of the Company’s Common Stock, $0.10 par value.

GenCorp Inc.

Quarterly Report on Form 10-Q
For the Quarterly Period Ended August 31, 2002

Item Number		Page

	PART I – FINANCIAL INFORMATION
1	Financial Statements	1

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

3	Quantitative and Qualitative Disclosures About Market Risk	37

4	Controls and Procedures	38

	PART II – OTHER INFORMATION

1	Legal Proceedings	38

5	Other Information	38

6	Exhibits and Reports on Form 8-K	38

	SIGNATURES

	Signatures	40

	CERTIFICATIONS

	Certifications	41

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

GenCorp Inc.

Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended		Nine months ended
	August 31,		August 31,

	2002	2001	2002	2001

		(Restated)		(Restated)

	(In millions, except per share amounts)
Net Sales	$266	$356	$818	$1,119
Costs and Expenses
Cost of products sold	223	313	683	979
Selling, general and administrative	8	12	33	32
Depreciation and amortization	18	21	48	58
Interest expense	4	10	11	28
Other (income) expense, net	1	(5)	7	(9)
Foreign exchange gain	–	–	–	(11)
Restructuring charge	–	–	–	19
Unusual items, net	–	–	9	8

Income Before Income Taxes	12	5	27	15
Provision (credit) for income taxes	4	2	10	(7)

Net Income	$8	$3	$17	$22

Earnings Per Share of Common Stock
Basic	$0.19	$0.07	$0.40	$0.52

Diluted	$0.19	$0.07	$0.40	$0.51

Weighted average shares of common stock outstanding	42.9	42.3	42.8	42.1

Weighted average shares of common stock outstanding, assuming dilution	51.4	42.8	43.2	42.5

Dividends Declared Per Share of Common Stock	$0.03	$0.03	$0.09	$0.09

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Condensed Consolidated Balance Sheets

	August 31	November 30,
	2002	2001

	(unaudited)
	(Dollars in millions,
	except per share amounts)

Current Assets
Cash and cash equivalents	$37	$44
Accounts receivable	128	173
Inventories, net	184	167
Recoverable from the U.S. Government and other third parties for environmental remediation	18	18
Current deferred income taxes	7	14
Prepaid expenses and other	5	4

Total Current Assets	379	420
Noncurrent Assets
Property, plant and equipment, net	453	454
Recoverable from the U.S. Government and other third parties for environmental remediation	217	140
Deferred income taxes	–	6
Prepaid pension asset	326	287
Goodwill, net	83	65
Other noncurrent assets, net	74	96

Total Assets	$1,532	$1,468

Current Liabilities
Short-term borrowings and current portion of long-term debt	$20	$17
Accounts payable	79	87
Reserves for environmental remediation	30	35
Income taxes payable	6	29
Other current liabilities	242	301

Total Current Liabilities	377	469
Noncurrent Liabilities
Convertible subordinated notes	150	–
Other long-term debt, net of current portion	122	197
Reserves for environmental remediation	316	244
Postretirement benefits other than pensions	177	194
Deferred income taxes	11	–
Other noncurrent liabilities	33	54

Total Liabilities	1,186	1,158
Commitments and Contingent Liabilities
Shareholders’ Equity
Preference stock, par value of $1.00 per share; 15 million shares authorized; none issued or outstanding	–	–
Common stock, par value of $0.10 per share; 150 million shares authorized; 43.5 million shares issued, 43.0 million outstanding as of August 31, 2002 (43.3 million shares issued, 42.6 million shares outstanding as of November 30, 2001)	4	4
Other capital	13	9
Retained earnings	344	331
Accumulated other comprehensive loss, net of income taxes	(15)	(34)

Total Shareholders’ Equity	346	310

Total Liabilities and Shareholders’ Equity	$1,532	$1,468

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	August 31

	2002	2001

		(Restated)
	(Dollars in millions)

Operating Activities
Net income	$17	$22
Adjustments to reconcile net income to net cash used in operating activities:
Net loss related to reacquisition of minority ownership interest in subsidiary	2	–
Foreign exchange gain	–	(11)
Depreciation, amortization and gain on asset disposition	48	55
Deferred income taxes	15	33
Changes in assets and liabilities, net of effects of acquisitions of businesses:
Current assets	36	(3)
Noncurrent assets	(110)	(45)
Current liabilities	(101)	(62)
Noncurrent liabilities	53	(33)

Net Cash Used in Operating Activities	(40)	(44)
Investing Activities
Capital expenditures	(31)	(29)
Proceeds from sale of fixed assets	4	5
Acquisition of businesses, net of cash acquired	(8)	(179)

Net Cash Used in Investing Activities	(35)	(203)
Financing Activities
Proceeds from issuance of convertible debt, net of issuance costs	144	–
Repayments on revolving credit facility, net	(60)	(104)
Net short-term debt (repayments) incurred	(6)	20
Proceeds from the issuance of long-term debt	25	350
Repayments of long-term debt	(37)	–
Dividends paid	(4)	(4)
Other equity transactions	4	4

Net Cash Provided by Financing Activities	66	266

Effect of exchange rate fluctuations on cash and cash equivalents	2	–

Net (Decrease) Increase in Cash and Cash Equivalents	(7)	19
Cash and Cash Equivalents at Beginning of Period	44	17

Cash and Cash Equivalents at End of Period	$37	$36

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Nature of Operations

     The accompanying unaudited Condensed Consolidated Financial Statements of GenCorp Inc. (GenCorp or the Company) include the accounts of the parent company and its wholly-owned and majority-owned subsidiaries. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and notes required by accounting principles generally accepted in the United States (GAAP). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the GenCorp Annual Report on Form 10-K for the fiscal year ended November 30, 2001, as filed with the Securities and Exchange Commission (SEC).

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

     Headquartered in Sacramento, California, GenCorp is a multinational manufacturing company operating primarily in North America and Europe. The Company’s operations are organized into three segments: GDX Automotive, Aerospace and Defense and Fine Chemicals. The Company’s GDX Automotive segment is a major automotive supplier, engaged in the development, manufacture and sale of highly engineered extruded and molded rubber and plastic sealing systems for vehicle bodies and windows for automotive original equipment manufacturers. The Aerospace and Defense segment includes the operations of Aerojet-General Corporation (Aerojet). Aerojet’s business primarily serves high technology markets that include Space and Strategic Rocket Propulsion and Tactical Weapons. Primary customers served include major prime contractors to the U.S. Government, the Department of Defense and the National Aeronautics and Space Administration (NASA). In addition, Aerojet has significant undeveloped real estate holdings in Sacramento, California. The Company’s real estate business is a component of its Aerospace and Defense segment. The Company’s Fine Chemicals segment consists of the operations of Aerojet Fine Chemicals LLC (AFC). AFC supplies special intermediates and active pharmaceutical ingredients primarily to commercial customers in the pharmaceutical industry. See Note 11 for financial information for the Company’s operating segments.

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

     The revisions primarily arose from the correction of certain balance sheet and income statement items, which among other things, related to the accounting for customer-owned tooling and recognition of liabilities at one of the Company’s GDX Automotive manufacturing plants that the Company has determined were not properly recorded in the Company’s accounting records.

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

3. Acquisitions and Disposition of Businesses

     On December 27, 2001, the Company reacquired the 40 percent minority ownership interest in AFC previously held by NextPharma Technologies USA Inc. (NextPharma) for approximately $25 million. The consideration included cash of $13 million and the return of the common stock in NextPharma’s parent company held by GenCorp, which represented approximately 31 percent of the common stock interest in that entity. As part of the transaction, other agreements between the two companies were terminated, including a comprehensive sales and marketing agreement. The sales and marketing agreement included minimum annual cash payments of approximately $3 million regardless of sales levels. With the termination of these agreements, AFC reassumed responsibility for sales, marketing and customer interface. The acquisition agreement also contains a provision for a contingent payment of up to $12 million in the event of a disposition of AFC by GenCorp on or before November 30, 2003.

     A net charge of $2 million resulted from a gain on the disposition of the common stock in NextPharma’s parent company held by GenCorp and a loss attributable to terminating the sales and marketing agreement. The net charge was considered an unusual item for financial reporting purposes in the first quarter of fiscal year 2002.

     Aerojet finalized the sale of its Electronic and Information Systems (EIS) business to Northrop Grumman Corporation (Northrop Grumman) for $315 million in cash on October 19, 2001, subject to certain working capital adjustments as defined in the agreement. In December 2001, Northrop Grumman proposed adjustments to the purchase price and in April 2002, the parties reached an agreement whereby Aerojet reduced the purchase price by approximately $6 million. A $3 million payment was paid in September 2002 and the remaining balance is due in December 2002. The EIS business had revenues of approximately $398 million and pre-tax income of approximately $30 million for the period from December 1, 2000 through October 19, 2001. The results of operations for EIS are included in the Company’s Aerospace and Defense segment for all periods presented in the Consolidated Statements of Income through the sale date. The pre-tax gain on the transaction after the April 2002 purchase price adjustment was $200 million.

     On December 29, 2000, the Company acquired The Laird Group Public Limited Company’s (The Laird Group) Draftex International Car Body Seals Division (the Draftex business or Draftex). An independent arbitrator decided certain adjustments to the purchase price of the Draftex business in February 2002. The Company and The Laird Group reached an agreement on the remaining purchase price adjustments in March 2002, resulting in a final purchase price of $205 million.

     Draftex is included as part of the Company’s GDX Automotive segment. As part of the transaction, 11 manufacturing plants in Spain, France, Germany, Czech Republic, China, and the U.S. were acquired. The acquisition was accounted for under the purchase method of accounting and the excess of cost over the fair value of the identified assets acquired and liabilities assumed was classified as goodwill. The allocation of purchase price included a reserve for certain anticipated exit costs, including involuntary employee terminations and associated benefits and facility closure costs of approximately $17 million. This restructuring plan was completed in December 2001.

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

4. Earnings Per Share of Common Stock

     A reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share of common stock (EPS) is presented in the following table (dollars in millions, except per share amounts; shares in thousands):

	Three months ended August 31		Nine months ended August 31

	2002	2001	2002	2001

Numerator for Basic EPS
Net income	$8	$3	$17	$22

Numerator for Diluted EPS
Net income	$8	$3	$17	$22
Interest on convertible notes	1	–	–	–

	$9	$3	$17	$22

Denominator for Basic EPS
Weighted average shares of common stock outstanding	42,919	42,254	42,788	42,134

Denominator for Diluted EPS
Weighted average shares of common stock outstanding	42,919	42,254	42,788	42,134
Employee stock options	320	538	410	364
Convertible Notes	8,143	–	–	–
Other	–	–	–	46

	51,382	42,792	43,198	42,544

Basic EPS	$0.19	$0.07	$0.40	$0.52

Diluted EPS	$0.19	$0.07	$0.40	$0.51

     The effect of the conversion of the Company’s $150 million convertible subordinated notes into common stock was not included in the computation of diluted earnings per share for the nine months ended August 31, 2002 because the effect would be antidilutive for the period. These notes are convertible at an initial conversion rate of 54.29 shares per $1,000 outstanding. See Note 7.

5. Inventories

	August 31,	November 30,
	2002	2001

	(Millions)
Raw materials and supplies	$35	$31
Work-in-process	24	20
Finished goods	9	17

Approximate replacement cost of inventories	68	68
LIFO reserves	(4)	(5)

	64	63
Long-term contracts at average cost	153	245
Progress payments	(33)	(141)

Inventories	$184	$167

6. Property, Plant and Equipment

	August 31	November 30
	2002	2001

	(Millions)
Land	$39	$37
Buildings and improvements	285	277
Machinery and equipment	670	629
Construction-in-progress	42	26

	1,036	969
Less: accumulated depreciation	(583)	(515)

Total property, plant and equipment, net	$453	$454

7. Long-term Debt

	August 31	November 30
	2002	2001

	(Millions)
Revolving credit facility	$60	$120
Term loan A	76	88
Convertible subordinated notes	150	—
Other	6	6

Total debt	292	214
Less: amounts due within one year	(20)	(17)

Long term debt	$272	$197

     Credit Facility

     On December 28, 2000, the Company entered into a five-year, senior credit facility (Credit Facility) which provides for a revolving credit facility and a Term Loan A. As of August 31, 2002, the available borrowing limit under the revolving credit facility was $137 million (excluding outstanding letters of credit of $22 million), of which the Company had drawn-down $60 million. The average interest rate on the outstanding balance of the revolving credit facility was 4.6 percent as of August 31, 2002. As of August 31, 2002 the outstanding Term Loan A balance was $76 million and the interest rate was 4.4 percent. As of August 31, 2002, pursuant to Amendment No. 2, the scheduled repayments remaining on Term Loan A are ten equal quarterly principal payments of $5 million through December 2004, and four equal quarterly payments of $7 million through December 2005. The quarterly principal repayment dates for Term Loan A are March 28, June 28, September 28, and December 28 along with associated interest payments.

     On February 28, 2002, the Company amended the Credit Facility to provide an additional $25 million term loan (Term Loan C). The $25 million was repaid on April 5, 2002. The Company does not have the ability to re-borrow these funds

     Subsequent to the end of the third quarter, on October 2, 2002, the Company amended and restated its Credit Facility. The restatement provides for a new Term Loan B in the amount of $115 million. Proceeds of the Term Loan B were used to finance the acquisition discussed in Note 14 Subsequent Events, and repay revolving loans outstanding under the Credit Facility. Repayments of Term Loan B consist of 13 quarterly payments of $287,500 through December 2005, four quarterly payments of $8 million through December 2006 and a balloon payment of $79 million due in

March 2007. The maturity of Term Loan B may be extended to June 2009 upon repayment of the Convertible Subordinated Notes discussed below.

     Convertible Subordinated Notes

     On April 5 and April 17, 2002, GenCorp sold $150 million aggregate principal amount of its 5.75 percent Convertible Subordinated Notes (Notes) due 2007 in a private placement pursuant to Rule 144A under the Securities Act of 1933. The Notes are initially convertible into 54.29 shares of the Company’s Common Stock per $1,000 principal amount of Notes at any time on or after 90 days following the date on which the notes were originally issued. Interest accrues on the Notes at a rate of 5.75 percent per annum payable October 15 and April 15. The Notes are redeemable at the option of the holder upon a change of control and at the option of the Company if the closing price of the Company’s Common Stock exceeds 125 percent of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the day of the mailing of the optional redemption notice. The Notes are general unsecured obligations of the Company and rank junior in right of payment to all of the Company’s other existing and future senior indebtedness, including all of its obligations under its Credit Facility.

     Issuance of the Notes generated net proceeds of $144 million. The Company used $25 million of the net proceeds to repay in full Term Loan C and $119 million to repay outstanding debt under the revolving credit facility. Amounts repaid against the outstanding debt under the revolving credit facility may be reborrowed at any time or from time to time and may be used for any purpose, subject to the limits contained in the Credit Facility.

8. Commitments and Contingencies

a. Legal proceedings

From time to time, GenCorp and its operating subsidiaries are subject to various legal proceedings, including litigation in federal and state courts, which arise out of, and are incidental to the ordinary course of business. The Company is also subject to governmental investigations by various state and federal agencies. While the Company cannot predict the outcome of such proceedings with any degree of certainty, the potential liabilities that may result could have a material adverse effect on its financial position or the results of operations.

Groundwater Cases

Along with other industrial Potentially Responsible Parties (PRPs) and area water purveyors, Aerojet was sued in 17 cases by approximately 1,700 private plaintiffs residing in the vicinity of the defendants’ manufacturing facilities in Sacramento, California, and the Company’s former facility in Azusa, California. The Azusa cases have been coordinated for judicial proceedings in Los Angeles. The Sacramento cases have been stayed through December 2002. The individual plaintiffs generally seek damages for illness, death, and economic injury allegedly caused by their ingestion of groundwater contaminated or served by defendants, without specifying actual damages. Aerojet and other industrial defendants involved in the litigation are the subject of certain investigations under The Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and the Resource Conservation and Recovery Act (RCRA), as described in Note 8(b) below.

The 17 cases are denominated as follows: Santamaria, et al. v. Suburban Water Systems, et al., Case No. KC025995 (CIV180894); Anderson, et al. v. Suburban Water Systems, et al., (Case No. KC028524); Brooks, et al. v. Suburban Water Systems et al., (Case No. KC032915); Alexander, et al. v. Suburban Water Systems, et al., (Case No. KC031130); Alvarado, et al. v. Suburban Water System (Case No. KC034953); Arenas v. Suburban Water Systems, et al. (Case No. KC037559); Adler, et al. v. Southern California Water Company, et al., (Case No. KC169892); Boswell, et al. v. Suburban Water Systems, et al., (Case No. KC027318); Celi, et al. v. San Gabriel Valley Water Company, et al., (Case No. GC020622); Criner, et al. v. San Gabriel Valley Water Company, et al., (Case No. GC021658); Demciuc, et al. v. Suburban Water Systems, et al., (Case No. KC028732); Dominguez, et al. v. Southern California Water Company, et al., (Case No. GC021657); Adams, Daphne et al. v. Aerojet-General Corporation, et al., (Case No. 98AS01025, Sacramento County Superior Court); Allen, et al. v. Aerojet-General Corporation, et al., (Case No. 97AS06295, Sacramento County Superior Court); and Pennington v. Aerojet-General Corporation, et al., (Case No. OOAS02622, Sacramento County Superior Court).

On February 4, 2000, the California Supreme Court held that causes of action may not be filed against water purveyors regulated by the Public Utilities Commission (PUC) when the water purveyors served complied with state and federal drinking water standards (Hartwell Corporation vs. The Superior Court of Ventura County, 38 P. 3d 1098 (Cal. 2002). The Court further held that the claims against the PUC regulated defendants were barred where the federal and state water standards have been met. In addition, the court held that the claims against defendants not subject to PUC regulation were not preempted. The cases had been stayed pending investigation by the PUC; however, following the decision in Hartwell, two master complaints were filed in the proceedings and discovery was approved and is in process. The Company currently anticipates that the trial court in Los Angeles will hold an evidentiary hearing to determine whether the PUC regulated water entity defendants served water in violation of state or federal drinking water standards. Aerojet has notified its insurers, retained outside counsel and intends to conduct a vigorous defense against all claims.

McDonnell Douglas Cost Recovery for Environmental Remediation Dispute

As described in greater detail under Environmental Matters, McDonnell Douglas Corporation (MDC), an operating unit of the Boeing Corporation, and Aerojet are engaged in a dispute in federal court over the costs associated with the environmental contamination of the Inactive Rancho Cordova Test Sites (IRCTS). The IRCTS site was transferred by Aerojet to MDC and subsequently reacquired by the Company in 1984. The dispute involves the appropriate share of responsibility for environmental contamination by MDC and Aerojet, and therefore the extent of each company’s liability for the offsite perchlorate groundwater contamination identified near Mather Field. MDC has agreed it is liable and currently responsible for 50% of the cost of remediation. MDC and Aerojet are currently unable to agree as to the appropriate share of costs allocated to Aerojet for the remaining 50% of the costs anticipated under the orders to investigate and clean up the environmental contamination. A mediation session is scheduled for November 4, 2002.

Air Pollution Toxic Tort Cases

Aerojet and more than 30 other defendants have been sued by private homeowners residing in the vicinity of Chino and Chino Hills, California. The cases have been consolidated and are pending in federal court — Baier, et al. v. Aerojet-General Corporation, et al., Case No. EDCV 00 618VAP (RNBx) U.S. District Court, Central District, CA; Kerr, et al. v. Aerojet-General Corporation, Case No. EDCV 01-19VAP (SGLx), U.S. District Court, Central District, CA; and Taylor, et al., v. Aerojet-General Corporation, et al., Case No. EDCV 01-106 VAP (RNBx), U.S. District Court, Central District, CA. Plaintiffs generally allege that defendants released hazardous chemicals into the air at their manufacturing facilities, which allegedly caused illness, death, and economic injury. Discovery is proceeding in the cases. Aerojet has notified its insurers and is vigorously defending the actions.

Water Entity Cases

In October 1999, Aerojet was sued by American States Water Company, a local water purveyor, and certain of its affiliates to recover $50 million in damages, including unspecified past costs and replacement water relating to contamination of drinking water wells near Aerojet’s Sacramento, California, manufacturing facility. The plaintiffs also sued the State of California for inverse condemnation and both cases were consolidated in July 2001. Discovery has been ongoing and trial is currently expected to occur in the spring or summer of 2003.

Separately, between April 2000 and October 2001, six local water agencies and water purveyors sued Aerojet and other named defendants to recover damages relating to alleged contamination of drinking water wells in the Baldwin Park Operable Unit (BPOU) of the San Gabriel Basin Superfund (BPOU drinking water well law suits). The plaintiffs included the San Gabriel Basin Water Quality Authority (WQA), the Upper San Gabriel Valley Municipal Water District (Upper District), the Valley County Water District (Valley), the Cal Domestic Water Company and San Gabriel Valley Water Company who were seeking, among other things, funding for a water treatment plant at the La Puente Valley County Water District (La Puente) well field. In January 2001, Aerojet and certain cooperating potentially responsible parties (PRPs) reimbursed these plaintiffs and one other funding agency $4 million for the cost of the treatment plant. Since that time, Aerojet and the cooperating PRPs have continued to pay all operating and related costs for treatment at the La Puente site. The plaintiffs also sued to recover past costs in placing treatment facilities at the Big Dalton well site in the San Gabriel Basin. Plaintiffs claimed that Aerojet was responsible for contamination of their drinking water wells. While Aerojet was served in the case filed by Valley, the case has been inactive. The primary claim in these cases is for the recovery of past and future CERCLA response costs for treatment plants at plaintiffs’ well sites.

All of the BPOU drinking water well law suits were settled and dismissed by the plaintiffs without prejudice on or about September 16, 2002. While plaintiffs’ claims against the Company have been dismissed, Aerojet has filed third party claims against certain of the PRPs that remain before the court. The settlement of plaintiffs’ claims was approved by the United States Environmental Protection Agency (EPA). The settlement agreement requires the cooperating PRPs to fund the construction, maintenance and operation of certain water treatment facilities and to reimburse certain costs of the various water purveyors under a Definitive Agreement. As a consequence, all the past cost claims in those actions are settled and released. (See note 8b.)

Aerojet has been advised that in mid-August 2002, four civil suits were filed in the U.S. District Court for the Central District of California that seek recovery of costs allegedly incurred in response to the contamination present at the South El Monte Operable Unit (SEMOU) of the San Gabriel Valley Superfund site. Aerojet was informed that two of the suits were filed by private drinking water purveyors, San Gabriel Valley Water Company and Southern California Water Company, and two were filed by local government agencies, San Gabriel Basin Water Quality and the City of Monterey Park. Aerojet has not been served with any of these complaints.

Vinyl Chloride Toxic Tort Cases

Between the early 1950’s and 1985, GenCorp produced PVC resin at its former Ashtabula, Ohio facility. A building block compound of PVC is vinyl chloride (VC), now listed as a known carcinogen by several governmental agencies. OSHA has strictly regulated workplace exposure to VC since 1974.

Since 1996, GenCorp has been named in 17 toxic tort cases involving alleged exposure to VC. Five of these cases have been filed since May 2002. With the exception of one case, brought by the family of a former Ashtabula employee, GenCorp is alleged to be a “supplier/manufacturer” of PVC and/or a civil co-conspirator with other VC and PVC manufacturers. Plaintiffs allege that GenCorp suppressed information about the carcinogenic risk of VC to industry workers, and placed VC or PVC into commerce without sufficient warnings. Of these 17 cases, nine have been settled or dismissed on terms favorable to the Company, including the case where GenCorp was the employer (McKinley, et al. v. GenCorp Inc.). During the second quarter of 2002, Valentine, et al. v. PPG Industries of Ohio, Inc., et al., was voluntarily dismissed when Plaintiff could not establish any evidence of VC exposure. During the third quarter, 2002, another case, Mayor, et al. v. Ford Motor Co., Inc., et al., was dismissed on statute of limitations grounds. The dismissal has been appealed; however, the Company intends to defend the lower Court ruling.

Of the remaining eight pending cases, there were three cases, Bland, et al. v. Air Products & Chemicals, Inc., et al., Jefferson County Dist. Ct. (Beaumont, TX), Case No. D-160,599; Meaux, et al. v. Accra-Pak, Inc., et al., Jefferson County Dist. Ct. (Beaumont, TX), Case No. D-166,971; and Parris v. Airco, Inc., et al., Duval County Cir. Ct. (Jacksonville, FL), Case No. 02-05955-CA, alleging VC exposure from various aerosol consumer products. (Parris was filed during the third quarter, 2002.) In these cases, VC is alleged to have been used as an aerosol propellant during the 1960’s, and the suits name numerous consumer product manufacturers, in addition to more than 30 chemical manufacturers. GenCorp used VC internally, but never supplied VC for aerosol or any other use. The other five cases, Bogner, et al. v. Airco, Inc., et al., U.S.D.C., C.D. Ill. (Peoria, IL), Case No. 02-1157, Frye, et al. v. Airco, Inc., et al., U.S.D.C., S.D. Miss. (Jackson, MS), Case No. 3:02CV462LN, Miller, et al. v. Air Products & Chemicals, Inc., Harris County Dist. Ct., 151st Jud. Dist. (Houston, TX), Case No. 2002-39249, Taylor, et al. v. Airco, Inc., et al., U.S.D.C., D. Mass (Springfield, MA), Case No. CA-02-30014-KPN and Zerby v. Allied Signal, Inc., et al., Newcastle County Superior Ct. (Wilmington, DE), Case No. 00C-07-68 FSS, involve employees at VC or PVC facilities which had no connection to GenCorp. (Miller was also filed during the third quarter, 2002.) GenCorp’s involvement in the alleged conspiracy in these cases stems from GenCorp’s participation in various trade associations. GenCorp is vigorously defending its position in each of these cases.

TNS, Inc. v. NLRB et al.

TNS, Inc., a wholly-owned subsidiary of Aerojet, is now known as Aerojet Ordnance Tennessee, Inc. (AOT). AOT has long manufactured armor piercing projectiles and ordnance from depleted uranium (DU) under contracts with the U.S. Department of Defense.

In 1981, a labor strike occurred at the Jonesborough, Tennessee, facility during which the Oil, Chemical and Atomic Workers Union (Union) claimed that the employees had the legal right to strike due to “abnormally dangerous” working conditions under Section 502 of the National Labor Relations Act. The alleged “abnormally dangerous” conditions purportedly existed due to the radioactive nature of DU. The Union claimed this made the strike an “unfair labor practice strike,” which prevented permanent replacement of the 200 strikers. AOT replaced the strikers and, as a consequence, the Union filed its unfair labor practice charge with the National Labor Relations Board (NLRB) in 1982.

In 1992, after extended proceedings before the NLRB, the Board found that AOT did not violate Section 502, and thus dismissed the complaint. The Union appealed the dismissal to the D.C. Circuit Court of Appeals (Case No. 93-1299), which remanded the case to the NLRB in 1995 for reconsideration of the standards to be applied in determining “abnormally dangerous” working conditions.

On September 30, 1999, the NLRB held that AOT committed an unfair labor practice when it refused to reinstate striking workers that had made an unconditional offer to return to work if reinstated. AOT appealed the NLRB Order to the Sixth Circuit Court of Appeals (Case No. 99-6379). On July 10, 2002, the Sixth Circuit Court of Appeals reversed the NLRB. The appeals court held that the record in the litigation did not fully resolve the factual issue as to “abnormally dangerous” conditions in the plant, but at the same time, the NLRB’s delay in rendering its final decision more than 20 years later was “inexcusable” and no further proceedings were warranted. Therefore, the appeals court vacated the NLRB’s prior ruling against the Company. On October 8, 2002, the Union filed a petition for writ of certiorari with the U.S. Supreme Court, on the grounds that the Sixth Circuit Court had no authority to vacate the NLRB’s order due solely to the extensive delay in the final resolution of the proceedings. The Company will vigorously defend the judgment of the Sixth Circuit Court of Appeals before the Supreme Court.

Wotus, et al. v. GenCorp Inc. and OMNOVA Solutions Inc.

In October 2000, a group of hourly retirees filed a class action lawsuit naming GenCorp as a defendant. The retirees sought rescission of the then current Hourly Retiree Medical Plan established in spring 1994 and reinstatement of the pre-1994 benefit plan terms, in Wotus, et al. v. GenCorp Inc., et al., U.S.D.C., N.D. Ohio, (Case No. CV-2604). The crux of the dispute relates to Union and GenCorp negotiated modifications in retiree benefits that, in exchange for other consideration, now require retirees to make benefit contributions as a result of the cost caps implemented in fall, 1993. A retiree’s failure to pay contributions results in a termination of benefits.

The class representatives consist of three hourly retirees from the Jeannette, Pennsylvania facility of OMNOVA, the company spun-off from GenCorp on October 1, 1999, and one hourly retiree from GenCorp’s former Akron tire plant. The putative class encompasses all eligible hourly retirees formerly represented by the URW or USWA. The Unions, however, are not party to the suit and have agreed not to support such litigation pursuant to an agreement negotiated with GenCorp.

The retirees also challenge the creation of the OMNOVA Plan, which has terms identical to the prior GenCorp Plan. The case is now before the court on cross motions for summary judgment. GenCorp prevailed in a similar class action filed in 1995, arising at its Wabash, Indiana location. Divine, et al. v. GenCorp Inc., U.S.D.C., N.D. Ind., (Case No. 96-CV-0394-AS). In this case, the parties have filed motions for summary judgment and briefing of the cross motions should be completed before November 2002. GenCorp and OMNOVA have given notice to their insurance carriers. GenCorp intends to vigorously defend against the retirees’ claims.

OMNOVA has requested indemnification from GenCorp should plaintiffs prevail in this matter. GenCorp has denied this request. However, OMNOVA’s claim could ultimately be decided through binding arbitration pursuant to agreements entered into during the GenCorp-OMNOVA spin-off in 1999.

Olin Corporation

In August 1991, Olin Corporation (Olin) advised GenCorp that it believed GenCorp to be jointly and severally liable for certain Superfund remediation costs, estimated by Olin to be $70 million. The costs are associated with a former Olin manufacturing facility and its waste disposal sites in Ashtabula County, Ohio. In 1993, GenCorp sought a declaratory judgment in federal court that the Company is not responsible for such environmental remediation costs. Olin counterclaimed seeking a judgment that GenCorp is jointly and severally liable for a share of remediation costs. In July of 1999, the Court rendered its interim decision on liability, finding GenCorp 30 percent liable for remediation costs at “Big D Campground” landfill (Big D site) and 40 percent liable for remediation costs attributable to the Olin TDI facility, a plant built and operated by Olin near the Big D site.

On May 9, 2002, the federal court issued a memorandum opinion stating that final judgment will be entered in Olin’s favor in the amount of approximately $19 million, plus prejudgment interest. The court gave the parties until June 8, 2002 to reach an agreement on the amount of prejudgment interest or until June 23, 2002 to submit their own calculations to the court in the event the parties could not agree.

Because GenCorp believes that the court did not properly address the insurance issue in the memorandum opinion, GenCorp filed a motion for judgment on the pleadings and sought, among other things, relief based on Olin’s obligation to secure proceeds under its insurance coverage. In addition, the motion requested: (1) reconsideration of any ruling denying GenCorp relief on the insurance issues; and, (2) a stay of entry of final judgment pending complete relief with respect to GenCorp’s insurance related claims and defenses.

On June 14, 2002, GenCorp asked the court to reconsider its conclusions regarding: (1) GenCorp’s liability for Olin’s costs at two offsite disposal sites and (2) whether award of prejudgment interest is mandatory in a CERCLA contribution action.

On September 5, 2002, Olin advised the court and GenCorp that on August 27, 2002, the U.S. District Court for the Southern District of New York had ruled that as a matter of law Olin had no insurance coverage for the Big D site. The federal court based its ruling on the fact that Olin had failed to timely notify the insurance carrier of its claim. Olin told the court it would appeal the insurance coverage decision and pressed the court to enter judgment in this case.

GenCorp believes the ruling of the New York federal court is favorable to its legal arguments and is evidence that Olin has breached its insurance obligations to GenCorp. On September 13, 2002, GenCorp filed a “Motion Relating to the Entry of Judgment Against Olin in the New York Coverage Litigation,” asking the court to enter judgment as a matter of law in favor of GenCorp. In the alternative, GenCorp requested the court to order that Olin produce documents from the New York coverage litigation which are under seal and grant GenCorp an additional thirty days to be heard on this insurance issue. GenCorp is waiting for the court to rule on its motions and will appeal any adverse judgment issued by the court. If an adverse judgment is issued the Company will evaluate whether to adjust its reserves for this matter.

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

b. Environmental Matters

Sacramento, California

In 1989, a federal district court in California approved a Partial Consent Decree (Decree) requiring Aerojet to conduct a Remedial Investigation/Feasibility Study (RI/FS) of Aerojet’s Sacramento, California site. The Decree required Aerojet to prepare a RI/FS report on specific environmental conditions present at the site and alternatives available to remediate such conditions. Aerojet also is required to pay for certain governmental oversight costs associated with Decree compliance. Beginning in the mid 1990s, the State of California expanded its surveillance of perchlorate and nitrosodimethylamine (NDMA). Under the RI/FS, traces of these chemicals were detected in public water supply wells near Aerojet’s Sacramento site using new testing protocols.

Aerojet has substantially completed its efforts under the Decree to determine the nature and extent of contamination at the facility. Aerojet has preliminarily identified the technologies that will likely be used to remediate the site and it has estimated costs using generic remedial costs from Superfund remediation databases. Aerojet will continue to conduct feasibility studies to refine technical approaches and costs to remediate the site. The remediation costs are principally for design, construction, enhancement and operation of groundwater and soil treatment facilities, ongoing project management and regulatory oversight, and are expected to be incurred over a period of approximately 15 years. Aerojet is also addressing groundwater contamination both on and off its facilities through the development of an operable unit feasibility study. On August 19, 2002, the U.S. Environmental Protection Agency (EPA) issued an administrative order requiring Aerojet to implement the EPA approved remedial action for the Western Groundwater Operable Unit. A nearly identical order was issued by the California Regional Water Quality Control Board. A discussion of Aerojet’s efforts to estimate these costs is contained under the heading “Environmental Reserves and Estimated Recoveries.”

On April 15, 2002, the United States District Court approved and entered a Stipulation and Order Modifying the Partial Consent Decree. Among other things, the Stipulation and Order removed approximately 2,600 acres of Aerojet’s property from the requirements of the Decree and from the Superfund site designation, enabling the Company to put the 2,600 acres to more productive use. The stipulated order also requires GenCorp to provide a $75 million guarantee to assure that remediation activities at the Sacramento site are fully funded; requires Aerojet to provide a short-term and long-term plan to replace lost water supplies; and divides the Superfund site into “Operable Units” to allow Aerojet and the regulatory agencies to more efficiently address and restore priority areas.

Aerojet leased a portion of its Sacramento facility to Douglas Aircraft for rocket assembly and testing from 1957 to 1961 and sold approximately 3,800 acres, including the formerly leased portion, to Douglas Aircraft in 1961. Aerojet reacquired the property from the McDonnell Douglas Corporation (MDC), the successor to Douglas Aircraft and now an operating unit of the Boeing Corporation, in 1984. Both MDC and Aerojet were ordered to investigate and remediate environmental contamination by certain orders issued in 1991 and 1994 by the California Department of Toxic Substance Control (DTSC) and a similar 1997 order of the California Regional Water Quality Control Board (RWQCB). Aerojet filed suit against MDC to recover costs Aerojet incurred resulting from compliance with the orders (Aerojet-General Corporation v. McDonnell Douglas Corporation, et al., Case No. CVS 94-1862 WBS JFM). In 1999, Aerojet and MDC entered into a settlement agreement to allocate responsibility for a portion of the costs incurred under the orders and to eventually negotiate responsibility for the remaining costs. MDC subsequently brought suit against Aerojet alleging breach of the settlement agreement and seeking specific performance and declaratory relief. (McDonnell Douglas Corp., v. Aerojet General Corp., Civ.S-01-2245, in the U.S. District Court for the Eastern District of California filed December 7, 2001.) The alleged breach involves interpretation of the 1999 settlement agreement between MDC and Aerojet pertaining to the contribution by each company toward investigation and remediation costs ordered by the California Department of Toxic Substances Control (DTSC) and the California Regional Water Quality Control Board (RWQCB). DTSC and RWQCB issued their orders alleging both companies were responsible for environmental contamination allegedly existing at and migrating onto and from the IRCTS facility in Rancho Cordova, CA, an approximately 3,800 acre portion of Aerojet’s approximately 12,000 acre Sacramento facility.

Aerojet and MDC still do not agree on the allocation of costs required to address off-site groundwater contamination located on the adjacent Mather facility. The district court has ordered the parties to attempt to resolve the dispute without a trial. A mediation session is scheduled for November 4, 2002.

San Gabriel Valley Basin, California

Aerojet, through its former Azusa, California site, has been named by EPA as a PRP in the portion of the San Gabriel Valley Superfund Site known as the BPOU. A Record of Decision (ROD) regarding regional groundwater remediation was issued and Aerojet and 18 other PRPs received Special Notice Letters requiring groundwater remediation. All of the Special Notice PRPs are alleged to have contributed volatile organic compounds (VOCs). Aerojet’s investigation demonstrated that the groundwater contamination by VOCs is principally upgradient of Aerojet’s property and that lower concentrations of VOC contaminants are present in the soils of Aerojet’s presently and historically owned properties. EPA contends that of the 19 PRPs identified by EPA, Aerojet is one of the four largest sources of VOC groundwater contamination at the BPOU. Aerojet contests the EPA’s position regarding the source of contamination and the number of responsible PRPs. Aerojet has participated in a steering committee comprised of 14 of the PRPs.

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

On November 23, 1999 the California Regional Water Quality Control Board (Regional Board) issued orders to Aerojet and other PRPs to conduct groundwater investigations on their respective sites. As a result, the Regional Board ordered Aerojet to conduct limited soil gas extraction, which Aerojet is implementing, and evaluation of remedies for perchlorate contamination in soils.

     In January 2001, a Memorandum of Understanding (MOU) was executed by eight of the Special Notice PRPs, including Aerojet, and the Watermaster and certain local water purveyors to resolve controversies between them and to provide for the implementation of the EPA approved remedy for the BPOU. The MOU provided for an interim allocation agreement among the eight PRPs pending completion of a final allocation procedure.

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

     The basic structure of the Project Agreement is for the Cooperating Respondents to fund and financially assure (in the form of cash or letters of credit) the cost of certain treatment and water distribution facilities to be owned and operated by the Water Entities. Actual funding would be provided by funds placed in escrow at the start of each three-month period to cover anticipated costs for the succeeding quarter.

     The Cooperating Respondents will also fund operation and maintenance of treatment facilities (not including ordinary operating expenses of the local water purveyors, certain costs for replacement water that may be incurred by such Water Entities and related administrative costs, collectively, “O&M” costs). The Cooperating Respondents are required to maintain sufficient financial assurance to cover the estimated O&M for two years. Actual O&M payments would be made at the start of each three-month period to cover anticipated costs for the succeeding six-month period. When fully constructed, six treatment facilities will be treating in excess of 25,000 gallons per minute for the purposes of ROD implementation and to provide potable water supply. The Project Agreement has a term of 15 years. The Project Agreement also settles the past environmental claims of the Water Entities.

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

     The total non-recurring cost of all the projects, including costs already incurred, is estimated at approximately $116 million. The total project cost (including non-recurring costs and operation and maintenance costs), is estimated to be approximately $295 million. (A discussion of Aerojet’s efforts to estimate these costs is contained below under the heading “Environmental Reserves and Estimated Recoveries.”) Based upon Aerojet’s interim allocation and taking into account funds that Aerojet has already paid, this would require future funding by Aerojet of approximately $143 million over the 15 years term of the agreement. A significant amount of public funding is available to offset project costs. To date, Congress has appropriated approximately $40 million (so called Title 16 and Dreier funds), which is potentially available for payment of project costs. All such funding will require Water Quality Authority (WQA) action to allocate funds to the project, which the WQA is currently considering. Based upon WQA preliminary actions to date, Aerojet anticipates that at least $25 million of the funding will be allocated to the project in 2002 or 2003 and that additional funds may follow in later years.

     As part of the EIS sale to Northrop Grumman in October 2001, EPA approved a Prospective Purchaser Agreement with Northrop Grumman to absolve it of pre-closing liability for contamination caused by the Azusa facility, which liability will remain with Aerojet. As part of that agreement, Aerojet agreed to put $40 million into an irrevocable escrow for the BPOU project to implement the EPA UAO, and GenCorp agreed to provide a $25 million guarantee for Aerojet’s share of remediation costs in the BPOU. The $40 million is being used to fund Aerojet’s obligations under the Project Agreement and the funds not already expended for that purpose have been transferred to the escrow under the Project Agreement to pay Aerojet’s share of future non-recurring costs and O&M. A separate $9 million payment was made by Aerojet to EPA for its past costs. EPA will maintain these funds for possible use on the BPOU project.

     As part of the agreement to sell the EIS business to Northrop Grumman, Aerojet has paid EPA $9 million to be offset against Aerojet’s share of EPA’s claimed past costs of approximately $22 million. A very substantial share of EPA’s past costs related to the period prior to 1997 when the sole contamination being considered involved VOCs. Aerojet believes that it is responsible for less than ten percent of these costs. As a result, in the allocation with the other PRPs, Aerojet will seek to recover a significant portion of the $9 million paid to EPA from the other PRPs. Unresolved at this time is the issue of California’s past costs which were last estimated at approximately $4 million.

     Aerojet intends to defend itself vigorously to assure that it is appropriately treated with other PRPs and that costs of any remediation are properly spread over all users of the San Gabriel Valley aquifer. In addition, Aerojet is also pursuing its insurance remedies.

     On November 9, 2001, GenCorp received a General Notice Letter from EPA asserting that GenCorp is a PRP for the BPOU. This General Notice Letter was received more than ten years after the General Notice given to GenCorp’s subsidiary, Aerojet. EPA alleged that in the 1940s and early 1950s GenCorp’s predecessor, The General Tire & Rubber Company, participated in a joint venture with Aerojet Engineering Corporation, a predecessor to Aerojet-General Corporation, sharing 50 percent of the profits on certain U.S. Navy contracts for JATO rockets and that it had some role in managing the joint venture at the Azusa facility. GenCorp strongly disagrees with EPA designation. EPA is factually incorrect; at all times, Aerojet was the sole party that owned or operated the Azusa site during the early production of the JATO rockets. GenCorp strongly disagrees with EPA’s PRP designation and plans to resist the designation at every level possible.

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

     El Monte, California

     On December 21, 2000, Aerojet received an order from the Los Angeles Region office of the California Regional Water Quality Control Board (the Regional Board) requiring a work plan for investigation of Aerojet’s former El Monte facility. On January 22, 2001, Aerojet filed an appeal of the order with the Regional Board asserting selective enforcement. The appeal is in abeyance pending negotiations with the Regional Board. In March 2001, Aerojet submitted a limited work plan to the Regional Board in light of the Regional Board’s failure to adequately seek similar investigations by lessees and owners of the facility following Aerojet’s ownership. On February 21, 2001, Aerojet received a General Notice Letter from EPA Region IX naming Aerojet as a PRP to the SEMOU of the San Gabriel Valley Superfund site. Aerojet continues to negotiate with the Regional Board for a limited investigation of this former facility. Aerojet has begun the process of obtaining access agreements should the Regional Board approve Aerojet’s work plan.

     On April 1, 2002, Aerojet received a special notice letter from EPA (dated March 28, 2002) that requested that Aerojet enter into negotiations with EPA regarding the performance of a remedial design and remedial action for the SEMOU. In light of this letter, Aerojet performed a limited site investigation of the East Flair Drive Site. The data collected and summarized in the Field Investigation Report showed that chemicals including TCE and PCE were present in the soil and groundwater at and near the East Flair Drive Site. The Field Investigation Report also showed that the hydraulic gradient at the East Flair Drive Site is oriented toward the northeast. This finding indicates that the site is not a likely source of contamination at the SEMOU, as the ground water flow at the site is away from the SEMOU and not toward it. In light of the data indicating that the East Flair Drive Site is not a source of the contamination at the SEMOU, Aerojet requested that EPA reconsider its issuance of the SEMOU special notice letter.

     To date, Aerojet has not received a response to the Field Investigation Report from either the Regional Board or EPA. Aerojet continues to work cooperatively with the Regional Board for a limited investigation of the East Flair Drive Site and with EPA regarding the SEMOU.

     Aerojet was informed that in mid-August 2002, four civil suits were filed in the U.S. District Court for the Central District of California that seek recovery of costs allegedly incurred in response to the contamination present at the SEMOU. Aerojet was informed that two of the suits were filed by private drinking water purveyors, San Gabriel Valley Water Company and Southern California Water Company, and two were filed by local government agencies, the San Gabriel Basin Water Quality Authority and the City of Monterey Park. Aerojet has not been served with any of these complaints.

     Other Sites

     The Company has studied remediation alternatives for its closed Lawrence, Massachusetts facility, which was contaminated with PCBs, and has begun site remediation and off-site disposal of debris. Estimates of future remediation costs could range from $10 million to as high as $37 million depending on the results of future testing and the ultimate remediation alternatives undertaken at the site. The time frame for remediation is currently estimated to range from three to five years.

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

Environmental Reserves and Estimated Recoveries

     Estimating environmental remediation costs is difficult due to the significant uncertainties inherent in these activities, including the extent of the remediation required, changing governmental regulations and legal standards regarding liability, evolving technologies and the long periods of time over which most remediation efforts take place. The Company accounts for identified or potential environmental remediation liabilities in accordance with the American Institute of Certified Public Accountants’ Statement of Position 96-1, “Environmental Remediation Liabilities” (SOP 96-1) and Staff Accounting Bulletin No. 92, “Accounting and Disclosure Relating to Loss Contingencies.” The Company accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred, and its proportionate share of the costs can be reasonably estimated.

     (i)  Reserves

     Since 1991, management has periodically prepared complete reexaminations of the estimated future remediation costs that could be incurred by the Company. These periodic reexaminations take into consideration the investigative work and analysis of the Company’s engineers, engineering studies performed by outside consultants, and the advice of its legal staff and outside attorneys regarding the status and anticipated results of various administrative and legal proceedings. In some cases only a range of reasonably possible costs can be estimated. In establishing the Company’s reserves, the most probable estimate amount is used when determinable and the minimum is used when no single amount is more probable.

     As disclosed in the Company’s Form 10Q filed with the Securities and Exchange Commission for the three months ended May 31, 2002, the Company planned to complete in the third quarter its most recent periodic reexamination (tri-annual “bottom-up” environmental remediation cost evaluation) of estimated future environmental costs. That review was based on a range of technical information and reasonable scientific assumptions, which incorporated, but are not limited to the following: (i) environmental engineering studies to determine the scope of possible remediation scenarios and related cost estimates based on currently available technologies and current regulatory requirements; and, (ii) assumptions based on current regulatory practices. In addition, other environmental events occurred during the third quarter of 2002, including receipt of EPA’s Unilateral Administrative Order to implement remedial actions for the Western Groundwater Operable Unit in Sacramento and the status of the dispute between Aerojet and MDC involving remediation of the IRCTS facility in Sacramento.

     In light of the reexamination of estimated future remediation costs and based on events occurring in the third quarter, the Company increased its reserves for environmental costs by $107 million to a total of $323 million. The $107 million reserve increase is the net result of a number of decreases and increases in previous cost estimates. Decreases result from: (i) status of work completed since the last estimate in 1999; and, (ii) expected cost savings related to the substitution of new remediation technology and to information not available previously. Increases include additions for: (i) obligations for reimbursement of regulatory agency past costs; (ii) additional BPOU costs; (iii) Western Groundwater UAO costs including replacement water and remediation upgrades; (iv) estimated revisions related to the IRCTS site and to the periodic reexamination of estimated future environmental costs of Aerojet’s Sacramento site; (v) new information related to the extent and location of previously identified contamination; and (vi) additional construction contingencies.

     A summary of the Company’s environmental reserve activity is shown below (in millions):

	November 30, 2001			August 31, 2002
	Reserve	Additions	Expenditures	Reserve

Aerojet	$252	$107	$(36)	$323
Other Sites	27	–	(4)	23

Total	$279	$107	$(40)	$346

     (ii)  Estimated Recoveries

     On January 12, 1999, Aerojet and the U.S. Government implemented the October 1997 Agreement in Principle (“Global Settlement”) resolving certain prior environmental and facility disagreements, with retroactive effect to December 1, 1998. The Global Settlement covered all environmental contamination at the Sacramento and Azusa sites. Under the Global Settlement, Aerojet and the U.S. Government resolved disagreements about an appropriate cost-sharing ratio. The Global Settlement contemplates that the cost-sharing ratio will continue for a substantial number of years.

     Pursuant to the Global Settlement covering environmental costs associated with Aerojet’s Sacramento and Azusa operating sites, the Company can recover up to 88% of its environmental remediation costs for these sites through the establishment of prices for Aerojet’s products and services sold to the U.S. Government. The ability of Aerojet to continue recovering these costs from the U.S. Government depends on Aerojet’s sustained business volume under U.S. Government contracts and programs and the relative size of Aerojet’s commercial business.

     Aerojet entered into an agreement with Northrop Grumman in conjunction with the sale of EIS, whereby Aerojet will be reimbursed by Northrop Grumman for 50% of environmental expenditures eligible for recovery under the Global Settlement. Amounts reimbursed are subject to annual limitations, with excess amounts carrying over to subsequent periods, the total of which will not exceed $190 million over the term of the agreement, which ends in 2028. As of August 31, 2002, $181 million in potential future reimbursements was available over the remaining life of the agreement.

     In conjunction with the review of its environmental obligations the Company also revised its estimate of costs that will be recovered under the Global Settlement, increasing its estimated cost recoveries in the third quarter to $235 million from $142 million at the end of the second quarter. The adjustments to the environmental remediation reserves and estimated future cost recoveries did not affect operating results in the third quarter as the impact of increases to the reserves was offset by estimated increased recoveries in the future. Aerojet’s historical environmental cost recovery has been higher than that reflected in its previous recovery estimates. The Company believes that, due to the proportion of Aerojet’s business expected to be conducted under contracts with the U.S. Government and its agencies in the future, its environmental cost recoveries will continue to be higher than previously estimated.

     (iii)  Environmental Reserves and Estimated Recoveries

     The Company’s net environmental obligation, the excess of environmental reserves over expected cost recoveries, was $111 million as of August 31, 2002 and May 31, 2002. The effect of the final resolution of environmental matters and the Company’s obligations for environmental remediation and compliance cannot be predicted due to the uncertainty concerning both the amount and timing of future expenditures due to regulatory or technological changes. However, management believes, on the basis of presently available information, that the resolution of environmental matters and the Company’s obligations for environmental remediation and compliance will not have a material adverse effect on the Company’s results of operations, liquidity or financial condition. The Company will continue its efforts to mitigate past and future costs through pursuit of claims for recoveries from insurance coverage and other PRPs and continued investigation of new and more cost effective remediation alternatives and associated technologies.

     9. Shareholders’ Equity

     On July 12, 2002, the Company’s Board of Directors declared a quarterly dividend of three cents per share on the Company’s ten cents par value common stock. The dividends were paid on August 30, 2002.

     10.     Accumulated Other Comprehensive Income, Net of Income Taxes

     Comprehensive income encompasses net income and other comprehensive income items, which includes all other non-owner transactions and events that change shareholders’ equity. The Company’s other comprehensive loss includes the effects of foreign currency translation adjustments. The components of other comprehensive income and the related income tax effects are presented in the following table:

	Three months ended August 31		Nine months ended August 31

	2002	2001	2002	2001

	(Millions)		(Millions)
Net income	$8	$3	$17	$22
Other comprehensive income, net of income taxes: effects of foreign currency translation adjustments	9	12	19	(2)

Total comprehensive income	$17	$15	$36	$20

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

	Three months ended August 31,		Nine months ended August 31,

	2002	2001	2002	2001

	(Millions)		(Millions)
Net Sales
GDX Automotive	$190	$190	$589	$598
Aerospace and Defense	63	161	201	511
Fine Chemicals	13	5	28	10

	$266	$356	$818	$1,119

Income (Loss) Before Income Taxes
GDX Automotive	$5	$(5)	$25	$(2)
Aerospace and Defense	14	30	44	86
Fine Chemicals	3	(6)	(1)	(15)
Segment restructuring charges	–	–	–	(19)
Segment unusual items	–	–	(6)	(9)

Segment operating profit	22	19	62	41
Interest expense	(4)	(10)	(11)	(28)
Corporate, other expenses and foreign exchange gains and losses	(6)	(4)	(21)	1
Other unusual items	–	–	(3)	1

	$12	$5	$27	$15

12. Restructuring and Unusual Items, Net

     In April 2002, as discussed in Note 3, Aerojet reached an agreement with Northrop Grumman on purchase price adjustments related to the sale of its EIS business whereby Aerojet reduced the purchase price by approximately $6 million. The purchase price reduction was recorded as an unusual expense item in segment operating profit for the second quarter of 2002. The Company recorded an unusual expense item of $1 million in the second quarter of 2002 for the write-off of bank fees associated with the termination of Term Loan C.

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

     During the second quarter of 2001, the Company settled outstanding claims with the Internal Revenue Service and the State of California. The benefit of the tax refund, $4 million on an after tax basis, was recorded in the income tax provision in the second quarter. The portion of the tax refunds that will be repaid to the Company’s defense customers is reflected as an unusual expense item of $2 million in segment income ($1 million after tax). Accordingly, after repayment to the Company’s defense customers, the Company will retain $3 million of the claims settled in the second quarter.

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

13. New Accounting Pronouncements

     Effective July 1, 2001, the Company adopted the provisions of SFAS No. 141, “Business Combinations” (SFAS 141), which is effective for all business combinations initiated after June 30, 2001. SFAS 141 prohibits the use of the pooling-of-interest method for business combinations and establishes the accounting and financial reporting requirements for business combinations accounted for by the purchase method. SFAS 141 also changes the criteria to recognize intangible assets apart from goodwill. The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) effective December 1, 2001. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if indications of possible impairment exist, for impairment. The Company has performed the requisite transitional impairment tests for goodwill and other intangible assets as of December 1, 2001 and has determined that these assets are not impaired as of that date. Annual impairment tests for goodwill and other intangible assets will be performed as of September 1, or as necessary if indicators of possible impairment are present. The adoption of SFAS 142 results in a reduction of annual amortization expenses of approximately $4 million related to goodwill and other indefinite lived intangible assets. Net income for the three and nine month periods ended August 31, 2001, adjusted to exclude amortization expense related to goodwill and other indefinite lived intangible assets would be $4 million and $25 million, respectively. The adoption of these standards did not have a material impact on the Company’s results of operations, liquidity or financial condition.

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

14. Subsequent Events

     On September 5, 2002, the Company’s Board of Directors declared a quarterly dividend of three cents per share on the Company’s ten cents par value common stock. The dividends are payable on November 29, 2002 to shareholders of record on November 1, 2002.

     On October 2, 2002, the Company announced that Aerojet had completed the acquisition of the assets of General Dynamics’ Ordnance and Tactical Systems Space Propulsion and Fire Suppression (“GDSS”) business. The cost of the acquisition was approximately $90 million, which was funded from the proceeds of a new term loan established in conjunction with the amended and restated Credit Facility described in Note 7.

     During October 2002, the Company announced a restructuring in the GDX Automotive segment. The plan includes closure of a plant in Germany, with existing production moving to another existing plant in Germany and a reduction in workforce at GDX Automotive headquarters in Farmington Hills, Michigan. A charge for the $2 million cost of the restructuring will be included in fourth quarter operating results.

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

     Some important risk factors that could cause the Company’s actual results or outcomes to differ from those expressed in its forward-looking statements include, but are not limited to, the following:

•	General economic conditions and trends affecting the Company’s markets and product offerings;

•	Changes in the short-term and long-term plans of major customers and potential customers;

•	Intensified competition;

•	Governmental policies and regulatory practices, including environmental regulations, and increases in the amount or timing of environmental remediation and compliance costs (see “Other Information – Environmental Matters” below);

•	An unexpected adverse result or required cash outlay in the toxic tort cases, environmental or other litigation, or change in proceedings or investigations pending against the Company (see “Other Information – Environmental Matters” below and Notes 8(a) and 8(b) in Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report);

•	Potential liabilities which could arise from any release or explosion of dangerous or hazardous materials;

•	Work stoppages at a Company facility or in the facility of one of the Company’s significant customers;

•	Cost escalation and availability of power in Northern California;

•	The ability of the Company to achieve the anticipated savings from ongoing restructuring and other financial management programs;

(list is continued on following page)

(list is continued from previous page)

•	Restrictions on the Company’s operating activities imposed from time to time by the agreements relating to its indebtedness;

•	The Company’s ability to secure additional financing as needed (see “Liquidity and Capital Resources” below);

•	The Company’s liquidity and financial condition will continue to be affected by changes in prevailing interest rates as a portion of its debt bears interest at variable rates;

•	The Company’s acquisition, disposition and joint venture activities;

•	The Company’s ability to complete development of Atlas V Solid Rocket Motors and begin production deliveries in 2003 is dependent on successful additional tests scheduled to be completed by year-end;

•	The ability of the Company to maintain a high level of product performance, particularly related to the continued success of the Company’s launch vehicle platforms;

•	A reduction in appropriations or other spending by the Department of Defense or NASA or other funding for aerospace and defense programs for which the Company is a supplier or competes for new business;

•	The Company’s mix of fixed price and cost-plus contracts;

•	Future funding for commercial launch vehicles and propulsion systems;

•	Fluctuations in exchange rates of foreign currencies and other risks associated with foreign operations, particularly in the GDX Automotive segment, which delivers a significant amount of sales overseas;

•	The ability of the Company to satisfy contract performance criteria;

•	Vehicle sales and production rates of major automotive programs in the U.S. and abroad, particularly vehicles for which the Company supplies components;

•	Pricing pressures from the Company’s major customers, particularly in the GDX Automotive segment;

•	Adverse changes in foreign laws or regulations that impact European and other operations of GDX Automotive;

•	An unexpected adverse decision in any patent infringement suit, or settlement of a patent infringement suit impacting the Company’s right to utilize technology, particularly in the Fine Chemicals segment;

•	The ability of the Company to successfully complete the entitlement process for its real property and related pre-development activities for its real estate in Northern California and,

•	The market for the Company’s real estate in Northern California.

     Additional risk factors may be described from time to time in the Company’s filings with the SEC. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results, and may be beyond the Company’s control.

Results of Operating Segments

     The following section pertains to activity included in the Company’s unaudited Condensed Consolidated Statements of Income, which are contained in Part I, Item 1 of this report, and focuses on the Company’s continuing operations. See Note 11 to the Unaudited Condensed Consolidated Financial Statements for financial results for each of the Company’s operating segments. This section also includes information related to unusual items included in the Company’s financial results.

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

     The revisions primarily arose from the correction of (i) certain balance sheet and income statement items, which among other things, related to the accounting for customer-owned tooling, inventories and recognition of liabilities at one of the Company’s GDX Automotive manufacturing plants that the Company has determined were not properly recorded in the Company’s books and records; and (ii) an oversight in collecting data for the calculation for certain postretirement benefit liabilities at one of GDX Automotive’s non-U.S. facilities in the year ended November 30, 1996 with no material impact on fiscal years 1998 and 1997. At the direction of the Audit Committee of the GenCorp Board of Directors, the Company has implemented certain enhancements to its financial organization, systems and controls primarily at its GDX Automotive segment in response to issues raised by the restatement and identified by the Company’s independent accountants as material weaknesses.

     For the first nine months of fiscal year 2001, net income was reduced to $22 million from $25 million, basic EPS was reduced to $0.52 from $0.59 and diluted EPS was reduced to $0.51 from $0.58.

     Unless otherwise expressly stated, all financial information in this Quarterly Report on Form 10-Q is presented inclusive of these revisions.

Anticipated Cost Savings from Restructuring Programs

     The Company continues to focus on cost-reduction initiatives in each of its operating segments as well as at the GenCorp corporate level. The Company announced a voluntary enhanced retirement program for certain employees in September 2001. During 2001, AFC’s workforce was reduced by approximately 40%. In December 2001, a comprehensive sales and marketing agreement between AFC and NextPharma was terminated (see related discussion below). In the GDX Automotive segment, as part of the Company’s strategy to realize synergies between its historical operations and those acquired with the acquisition of Draftex, four manufacturing facilities have been closed, three in fiscal 2001 and one in fiscal 2002. In addition, as recently announced, an additional facility will be closed in Germany.. The GDX Automotive segment is implementing “lean manufacturing” principles and other programs aimed at improving operational efficiency at the segment’s remaining manufacturing facilities. Since December 2000, GDX Automotive has eliminated approximately 1,600 full-time and temporary positions, including positions at GDX Automotive’s corporate headquarters.

GDX Automotive Segment

     On December 29, 2000, the Company acquired The Laird Group Public Limited Company’s (The Laird Group) Draftex International Car Body Seals Division (the Draftex business or Draftex). Draftex had revenues of $437 million for the year ended December 29, 2000. The sales added by the Draftex acquisition are primarily outside the U.S. See Note 3 in Notes to Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report for additional information related to the acquisition of the Draftex business, including a final adjustment to the purchase price recorded in March 2002.

     Net sales for the Company’s GDX Automotive segment totaled $190 million for the third quarter of fiscal 2002 and fiscal 2001. Net sales for the segment for the nine months ended August 31, 2002, decreased to $589 million from $598 million for the comparable period in the prior year. Year-to-date net sales are lower than the previous year due to $15 million in price adjustments offset by favorable exchange rate impacts of $4 million and $2 million in increased sales volumes. Net sales attributable to the Draftex business for the first nine months were $284 million in 2002 and $260 million in 2001. The results for Draftex for the first nine months of 2001 include eight months of activity subsequent to the acquisition date.

     The GDX Automotive segment recorded an operating profit of $5 million for the third quarter of fiscal 2002 versus an operating loss of $5 million for the comparable period in fiscal 2001. Operating margins were higher at three percent in the quarter compared to negative three percent for third quarter 2001 reflecting improved plant productivity driven by cost and personnel reductions. Operating profit for the nine months ended August 31, 2002 was $25 million compared to an operating loss of $2 million in 2001 with operating profit margins increasing to four percent as compared to a negative one percent in the first nine months of fiscal 2001. Overall improvement in operating margins reflects the impact of the restructuring that took place in 2001. During the first nine months of fiscal 2001, operating margins were negatively affected by pricing and volume mix issues and higher health care costs. Historically, GDX Automotive has experienced higher margins in its second and fourth quarters.

Aerospace and Defense Segment

     Net sales for the Company’s Aerospace and Defense segment totaled $63 million for the third quarter of fiscal 2002 as compared to $161 million in the third quarter of 2001. Excluding results from Aerojet’s divested EIS business in October 2001, sales increased approximately $11 million due primarily to increased volume on its Divert and Attitude Control System programs. Net sales for the nine months ended August 31, 2002 were $201 million compared with $511 million in 2001 and reflects the impact of the EIS divestiture as described in more detail in Note 3 in Notes to Unaudited Condensed Consolidated Financial Statements. Excluding the results of the EIS business, net sales for the segment increased $39 million for the nine-month period ending August 31, 2002 as compared to the same period in 2001. Increased net sales are related to delivery of a NASA X-38 De-Orbit Propulsion Stage, increased volume on the COBRA booster engine and other NASA technology programs, assembly and electron beam welding of the forward boom in the aft fuselage for Boeing’s F-22 Raptor program.

     Operating profit for the Aerospace and Defense segment was $14 million for the third quarter of fiscal 2002. Operating profit for the segment was $30 million for the third quarter of fiscal 2001. Excluding the results of the EIS business and a decrease in net pension income, segment operating profit and associated margin increased from the comparable quarter in 2001. Operating profit for the nine months ended August 31, 2002 was $44 million compared with $86 million in 2001. Excluding the results of the EIS business and lower pension income, year-to-date operating profit for the segment increased as compared to the same nine-month period of fiscal 2001. The segment recorded approximately $18 million less pre-tax pension income for the first nine months of fiscal 2002 as compared with the same period of fiscal 2001, primarily due to the sale of EIS and declines in the market value of pension assets. See Note 8 in Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended November 30, 2001 filed with the SEC.

     Significant events during the quarter included the successful demonstration of Lockheed Martin’s Atlas V core launch vehicle, certain versions of which will eventually utilize Aerojet’s Solid Rocket Booster Motors, and a $43 million sole source contract award from Boeing Phantom works to develop “HyFly” dual combustion ramjet test flight engines for the Defense Advanced Research Projects Agency and Office of Naval Research. In addition, Aerojet received notice that, due to funding constraints, the customer will not exercise its option to extend the COBRA contract beyond September 2002. This change will not have a significant affect on Aerojet’s 2002 operating results or the 2003 business plan.

     On March 15, 2002, an Atlas V solid rocket motor undergoing testing experienced an anomaly which has undergone investigation by Aerojet and its customer Lockheed Martin. The review is complete and the required modifications have taken place. An additional test has been scheduled , and absent any unknown delays, qualification testing should be complete by year-end.

     As of August 31, 2002, Aerojet’s contract backlog was $563 million. The comparable amount as of August 31, 2001, excluding those programs that were part of the former EIS business, was approximately $738 million. Backlog in 2001 included orders from a commercial customer who was subsequently unable to raise additional required funding to complete the orders resulting in a decrease of $146 million in contract backlog during 2002. Funded backlog, which includes only the amount of those contracts for which money has been directly authorized by the U.S. Congress, or for which a firm purchase order has been received by a commercial customer, was approximately $350 million as of August 31, 2002. As of August 31, 2001, the comparable amount, excluding those programs that were part of the EIS business, was $376 million.

Fine Chemicals Segment

     The Fine Chemicals segment consists of the operations of AFC, a business that supplies final active pharmaceutical ingredients and registered intermediates to both pharmaceutical and biotechnology customers.

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

     The segment operating results for the Fine Chemicals segment for fiscal 2001 include the results of AFC before considering NextPharma’s 40 percent minority interest. The minority ownership position in AFC is reflected in the consolidated results for GenCorp as a component of corporate and other expenses through December 27, 2001, the date GenCorp reacquired NextPharma’s minority ownership interest in AFC.

     Net sales for AFC in the third quarter of 2002 totaled $13 million compared with $5 million for the third quarter of 2001. For the first nine months of fiscal 2002, net sales totaled $28 million compared with $10 million for the first nine months of fiscal 2001. AFC reported an operating profit of $3 million for the third quarter of fiscal 2002 versus an operating loss of $6 million for the comparable quarter in fiscal 2001. AFC’s operating loss for the first nine months of fiscal 2002 was $1 million compared with an operating loss of $15 million for the first nine months of fiscal 2001. Operating margins in fiscal 2002 continue to improve reflecting higher production volumes, operational improvements and the realization of cost savings resulting from the restructuring program completed in November of 2001. In addition, AFC’s financial performance in fiscal 2001 was negatively affected by beginning production of several new products, a process that typically includes a period of inefficiency.

     As of August 31, 2002, AFC’s contract backlog was $43 million versus $32 million as of November 30, 2001.

Interest and Other Expenses

     For the third quarter of fiscal 2002, interest expense decreased to $4 million from $10 million for the comparable period in fiscal 2001. Interest expense for the nine months ended August 31, 2002 decreased to $11 million from $28 million in 2001. The decrease was due primarily to a lower average outstanding debt level and lower average interest rates in the first nine months of fiscal 2002. Debt outstanding at November 2001 of $214 million reflected debt reduction in the fourth quarter of 2001 from the sale of EIS. During 2002, debt increased to $292 million at the end of the third quarter due primarily to working capital requirements, including needs for Aerojet’s Atlas V Solid Rocket Motor contract.

     Corporate and other expenses and foreign exchange gains and losses increased in the third quarter of fiscal 2002 to $6 million compared to $4 million for the comparable period in fiscal 2001. As compared to the same period in the prior year, the change is principally related to increased professional fees, lower pension income and increased net minority interest expense. For the nine-month period ended August 31, 2002, the Company recorded corporate and other expenses of $21 million compared with corporate and other income of $1 million for the same nine-month period in 2001. The net change of $22 million is attributable to an $11 million foreign exchange gain in the first quarter of 2001, approximately $6 million related to the cost of outside legal advisors and accounting consultants to assist with the inquiry related to the accounting issues mentioned above and increased overall professional services expenses and increased net minority interest expense. The foreign exchange gain in fiscal 2001 resulted from foreign currency forward purchase contracts that were entered into to hedge against fluctuations in the U.S. dollar-euro exchange rate in anticipation of the Draftex acquisition.

Provision (Credit) for Income Taxes

     During the quarter the Company contributed property in Michigan to the County of Muskegon. The Company will receive a tax deduction for this contribution that has reduced its year to date effective tax rate by two percentage points to 37%. The income tax provision for the first nine months of fiscal 2001 included a benefit of approximately $9 million related to the settlement of certain income tax claims with the State of California.

Restructuring and Unusual Items, Net

     In April 2002, as discussed in Note 3 in Notes to Unaudited Condensed Consolidated Financial Statements, Aerojet reached an agreement with Northrop Grumman on purchase price adjustments related to the sale of its EIS business whereby Aerojet reduced the purchase price by $6 million. The purchase price reduction was recorded as an unusual expense item in segment operating profit for the second quarter of 2002. The Company recorded an unusual expense item of $1 million in the second quarter of 2002 for the write-off of bank fees associated with the termination of Term Loan C.

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

     The majority of GenCorp’s environmental liabilities relate to its Aerojet business. Aerojet has executed agreements for substantial cost recovery from the U.S. Government. In addition, Aerojet will be reimbursed for allowable site restoration costs at the BPOU via a pass through recovery agreement with Northrop Grumman. The company currently estimates that expenditures for environmental compliance and protection will range between $48 million and $52 million in 2002.

     In April 2002, the Company announced that Aerojet had signed a definitive agreement settling environmental claims related to the BPOU. The claims and the agreement are discussed in Note 8(b) to the Unaudited Condensed Consolidated Financial Statements.

     The nature of environmental investigation and cleanup activities often makes it difficult to determine the timing and amount of any estimated future costs that may be required for remediation measures. The Company reviews these matters and accrues for costs associated with the environmental remediation when it becomes probable that a liability has been incurred and the amount of the Company’s liability can be reasonably estimated. The Company’s Unaudited Condensed Consolidated Balance Sheet (which are included in Part I, Item 1 of this report) as of August 31, 2002 reflects accruals of $346 million and amounts recoverable of $235 million from the U.S. Government and other third parties for such costs. Pursuant to U.S. Government procurement regulations and a Global Settlement covering environmental contamination at the Company’s Sacramento and Azusa, California sites, Aerojet can recover a substantial portion of its environmental costs for its Aerospace and Defense segment through the establishment of prices for the Company’s products and services sold to the U.S. Government. The ability of Aerojet to continue recovering these costs from the U.S. Government depends on Aerojet’s sustained business volume under U.S. Government contracts and programs and is subject to the limitations of the Northrop Grumman agreement. The adjustment to the environmental remediation reserves and estimated future recoveries did not affect operating results for the quarter. Aerojet’s net environmental obligation, the excess of environmental reserves over future cost recoveries, was $111 million at August 31, 2002 and May 31, 2002.

     The effect of the final resolution of environmental matters and Aerojet’s obligations for environmental remediation and compliance cannot be predicted due to the uncertainty concerning both the amount and timing of future expenditures due to regulatory or technological changes. However, management believes, on the basis of presently available information, that the resolution of environmental matters and the Company’s obligations for environmental remediation and compliance will not have a material adverse effect on the Company’s results of operations, liquidity or financial condition. The Company will continue its efforts to mitigate past and future costs through pursuit of claims for recoveries from insurance coverage and other PRPs and continued investigation of new and more cost effective remediation alternatives and associated technologies.

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

     Net cash used in operating activities

     As of August 31, 2002, the Company’s cash and cash equivalents totaled $37 million and the ratio of current assets to current liabilities, or current ratio, was 0.99. As of November 30, 2001, the Company’s cash and cash equivalents were $44 million and the current ratio was 0.90.

     Net cash used in operating activities for the first nine months of fiscal 2002 was $40 million compared with $44 million in the first nine months of fiscal year 2001. Net cash used in operating activities for the first nine months of fiscal 2002 was negatively affected by working capital requirements, including needs for Aerojet’s Atlas V Solid Rocket Motor contract. Net cash used in operating activities for the first nine months of fiscal 2001 reflects payment of certain current liabilities that were assumed as part of the Draftex acquisition, cash impact of restructuring activities, increased environmental expenditures and decreased financial performance of the GDX and Fine Chemicals segment. The Draftex acquisition resulted in the Company purchasing primarily long-term assets and assuming short-term obligations.

     Net cash used in investing activities

     Net cash used in investing activities for the first nine months of fiscal 2002 was $35 million versus $203 million for the comparable period in fiscal 2001. Capital expenditures totaled $31 million for the first nine months of fiscal 2002 and $29 million for the first nine months of fiscal 2001. The Company’s capital expenditures directly support the Company’s contract and customer requirements and are primarily made for asset replacement and capacity expansion, cost reduction initiatives and safety and productivity improvements. Capital expenditures in the first nine months of fiscal 2001 include amounts related to Aerojet’s EIS business, which was sold in October 2001. Investing activities for the first nine months of fiscal 2002 included a net cash outflow of approximately $8 million related to the Company’s reacquisition of the minority ownership interest in AFC (see discussion above). Investing activities in the first nine months of fiscal 2001 includes $179 million related to the purchase of the Draftex business, a transaction that is discussed above and in Note 3 in Notes to Unaudited Condensed Consolidated Financial Statements.

     Net cash provided by financing activities

     Net cash provided by financing activities for the first nine months of fiscal 2002 was $66 million compared with $266 million for the first nine months of fiscal 2001. Cash flow related to financing activities in both periods relate primarily to activity involving the Company’s Credit Facility and the Convertible Subordinated Notes.

     Credit Facility

     On December 28, 2000, the Company entered into a five-year, senior credit facility (Credit Facility) which provides for a revolving credit facility and a Term Loan A. As of August 31, 2002, the available borrowing limit under the revolving credit facility was $137 million (excluding outstanding letters of credit of $22 million), of which the Company had drawn-down $60 million. The average interest rate on the outstanding balance of the revolving credit facility was 4.6 percent as of August 31, 2002. As of August 31, 2002 the outstanding Term Loan A balance was $76 million and the interest rate was 4.4 percent. As of August 31, 2002, pursuant to Amendment No. 2, the scheduled repayments remaining on Term Loan A are ten equal quarterly principal payments of $5 million through December 2004, and four equal quarterly payments of $7 million through December 2005. The quarterly principal repayment dates for Term Loan A are March 28, June 28, September 28, and December 28 along with associated interest payments.

     On February 28, 2002, the Company amended the Credit Facility to provide an additional $25 million term loan (Term Loan C). The $25 million was repaid on April 5, 2002. The Company does not have the ability to re-borrow these funds

     Subsequent to the end of the third quarter, on October 2, 2002, the Company amended and restated its Credit Facility. The restatement provides for a new Term Loan B in the amount of $115 million. Proceeds of the Term Loan B were used to finance the acquisition discussed in Note 14 Subsequent Events, and repay revolving loans outstanding under the Credit Facility. Repayments of Term Loan B consist of 13 quarterly payments of $287,500 through December 2005, four quarterly payments of $8 million through December 2006 and a balloon payment of $79 million due in

March 2007. The maturity of Term Loan B may be extended to June 2009 upon repayment of the Convertible Subordinated Notes discussed below.

     Convertible Subordinated Notes

     On April 5 and April 17, 2002, GenCorp sold $150 million aggregate principal amount of its 5.75 percent Convertible Subordinated Notes (Notes) due 2007 in a private placement pursuant to Rule 144A under the Securities Act of 1933. The Notes are initially convertible into 54.29 shares of the Company’s Common Stock per $1,000 principal amount of Notes at any time on or after 90 days following the date on which the notes were originally issued. Interest accrues on the Notes at a rate of 5.75 percent per annum payable October 15 and April 15. The Notes are redeemable at the option of the holder upon a change of control and at the option of the Company if the closing price of the Company’s Common Stock exceeds 125 percent of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the day of the mailing of the optional redemption notice. The Notes are general unsecured obligations of the Company and rank junior in right of payment to all of the Company’s other existing and future senior indebtedness, including all of its obligations under its Credit Facility.

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

     Outlook

     The Company currently believes that its existing cash and cash equivalents, forecasted operating cash flows for the next twelve months, issuance of the convertible subordinated notes and borrowings available under the Credit Facility will provide sufficient funds to meet its operating plan for the next twelve months. This operating plan for this period provides for full operations of the Company’s three business segments and capital expenditures, interest and principal payments on the Company’s debt and anticipated dividend payments.

     Major factors that could adversely impact the Company’s forecasted operating cash and its financial condition are described in “Forward-Looking Statements” above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes to the Company’s disclosures related to certain market risks as reported under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report of GenCorp to the U.S. Securities and Exchange Commission on Form 10-K for the year ended November 30, 2001.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a –14 (c) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10Q, have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     Except as disclosed in Note 8(a) and Note 8(b), there have been no significant developments in the pending legal proceedings as previously reported in the Annual Report of GenCorp Inc. to the SEC on Form 10-K for the year ended November 30, 2001.

Item 5. Other Information

     In September 2001, GenCorp sold its electronic and information systems business to Northrop Grumman. The purchase price was subject to adjustment. On April 24, 2002, GenCorp entered into an agreement with Northrop Grumman Systems Corporation under which GenCorp agreed to pay Northrop Grumman an approximate additional $6 million as an adjustment to the purchase price. GenCorp made the first payment on September 15, 2002 and will make the second scheduled payment on December 15, 2002.

Item 6. Exhibits and Reports on Form 8-K

A)	Exhibits

No.	Description

10.1	Form of Employee Restricted Stock Agreement between the Company and certain Officers providing for vesting based on attainment of a specified stock price within a specified time period.

10.2	Asset Purchase Agreement By and Between General Dynamics OTS (Aerospace), Inc. and Aerojet-General Corporation dated August 26, 2002.

10.3	Agreement to Amend and Restate dated as of October 2, 2002, among GenCorp, Inc., The Bank of Nova Scotia as Documentation Agent, ABN AMRO Bank, N.V., as Syndication Agent, and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), as Administrative Agent together with Annex I which is the Amended and Restated Credit Agreement among GenCorp Inc., as the Borrower, Deutsche Bank Trust Company Americas, as Administrative Agent, ABM AMRO Bank, N.V., as Syndication Agent, Deutsche Bank Securities Inc. and ABM AMRO Incorporated, as Joint Lead Arrangers, The Bank of Nova Scotia, as Documentation Agent and various lending institutions dated as of December 28, 2002 and amended and restated as of October 2, 2002.

B)	Reports on Form 8-K

On October 3, 2002, the Company filed a Form 8-K incorporating its press release dated September 30, 2002, which stated that Kari Van Gundy joined the Company as Vice President, Treasurer on October 1, 2002.

Also in the October 3, 2002 Form 8-K, the Company incorporated its press release dated October 2, 2002, in which the Company announced that its subsidiary, Aerojet-General Corporation, has completed the acquisition of the assets of General Dynamics’ Ordnance and Tactical Systems Space Propulsion and Fire Suppression business.

Also in the October 3, 2002 Form 8-K, the Company incorporated its press release dated October 2, 2002, in which the Company announced reported earnings per share of $0.19 for the third quarter compared to $0.07 for the comparable 2001 quarter, as operating profit margins increased.

On September 10, 2002, the Company filed a Form 8-K incorporating its press release dated September 9, 2002, which stated that former Colorado Supreme Court Justice Gregory Kellam Scott has joined GenCorp as Senior Vice President, Law; General Counsel and Secretary, replacing William Phillips who will be retiring in accordance with plans he announced in November 2001.

On August 27, 2002, the Company filed a Form 8-K incorporating its press release dated August 26, 2002, in which GenCorp announced that its subsidiary, Aerojet-General Corporation, signed an agreement to acquire the assets of General Dynamics’ Ordnance and Tactical Systems Space Propulsion and Fire Suppression business. The cost of the acquisition, approximately $90 million in cash, will be financed using debt and is expected to be slightly accretive to GenCorp’s 2003 earnings. The acquired business’ net sales for 2002 are expected to be approximately $60 million. The transaction is projected to close in the fourth quarter of this year, subject to receipt of standard regulatory approvals.

On August 2, 2002, the Company filed a Form 8-K incorporating its press release dated July 31, 2002, which GenCorp stated that Douglas Jeffries has assumed the position of Vice President, Controller for the Company.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GenCorp Inc.

Date October 15, 2002	By: /s/ Yasmin R. Seyal Yasmin R. Seyal Chief Financial Officer (Principal Financial and Accounting Officer)

Date October 15, 2002	By: /s/ Gregory K. Scott Gregory K. Scott Senior Vice President, Law; General Counsel and Secretary (Duly Authorized Officer)

CERTIFICATIONS

I, Terry L. Hall, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of GenCorp Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c) resented in this quarterly report our conclusions about the efectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

/s/ Terry L. Hall Terry L. Hall President and Chief Executive Officer

CERTIFICATIONS

I, Yasmin R. Seyal, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of GenCorp Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

/s/ Yasmin R. Seyal Yasmin R. Seyal Senior Vice President and Chief Financial Officer

CERTIFICATIONS
Pursuant to 18 United States Code § 1350

The undersigned hereby certifies that to his knowledge the quarterly report of GenCorp Inc. (the “Company”) filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Terry L. Hall Name: Terry L. Hall Title: President and Chief Executive Officer Date: October 15, 2002

The undersigned hereby certifies that to her knowledge the quarterly report of GenCorp Inc. (the “Company”) filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Yasmin R. Seyal Name: Yasmin R. Seyal Title: Senior Vice President and Chief Financial Officer Date: October 15, 2002