Form 10-K
period 2002-11-30
GENCORP INC
filed 2003-02-11
CIK 40888

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2002        Commission File Number 1-1520

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K section 229.405 is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 10, 2003 was $347,280,259.

     As of January 10, 2003, there were 43,289,894 outstanding shares of the Company's Common Stock, $0.10 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 2003 Proxy Statement of GenCorp Inc. are incorporated into
Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  GENCORP INC.

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2002

                               TABLE OF CONTENTS

   ITEM
  NUMBER                                                                 PAGE
  ------                                                                 ----
                                      PART I
     1     Business....................................................     1
     2     Properties..................................................    14
     3     Legal Proceedings...........................................    16
     4     Submission of Matters to a Vote of Security Holders.........    25
           Executive Officers of the Registrant........................    26

                                     PART II
     5     Market for Registrant's Common Equity and Related
             Stockholders' Matters.....................................    28
     6     Selected Financial Data.....................................    29
     7     Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................    30
    7A     Quantitative and Qualitative Disclosures About Market
             Risk......................................................    47
     8     Consolidated Financial Statements and Supplementary Data....    48
     9     Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................    48

                                     PART III
    10     Directors and Executive Officers of the Registrant..........    88
    11     Executive Compensation......................................    88
    12     Security Ownership of Certain Beneficial Owners and
             Management................................................    88
    13     Certain Relationships and Related Transactions..............    88

                                     PART IV
    14     Controls and Procedures.....................................    88
    15     Exhibits, Financial Statement Schedules and Reports on Form
             8-K.......................................................    90
           Signatures..................................................    91
           Index to Consolidated Financial Statements and Financial
             Statement Schedules.......................................   GC1
           Exhibit Index...............................................     i

                                     PART I

ITEM 1.  BUSINESS

     GenCorp Inc. (hereinafter the Company or GenCorp) was incorporated in Ohio in 1915 as The General Tire & Rubber Company. In October 1999, the Company completed a spin-off of its decorative and building products and performance chemicals businesses into a separate publicly-traded company called OMNOVA Solutions Inc.

     The Company is a diversified manufacturing and engineering company with operations in three business segments:

        GDX AUTOMOTIVE -- includes the operations of GDX Automotive, which develops and manufactures vehicle sealing systems for Original Equipment Manufacturers (OEMs).

        AEROSPACE AND DEFENSE -- includes the operations of Aerojet-General Corporation (Aerojet or AGC) which develops and manufactures propulsion systems for space and defense applications, armament systems for precision tactical weapon systems and munitions applications, and advanced airframe structures. This segment also includes the Company's real estate activities.

        FINE CHEMICALS -- includes the operations of Aerojet Fine Chemicals LLC
        (AFC), which manufactures pharmaceutical fine chemicals for use in various pharmaceutical products.

Information on revenues, operating income, identifiable assets and other information on the Company's business segments appears in Note 11 in Notes to Consolidated Financial Statements included in Item 8 hereof.

     The Company's principal executive offices are located at Highway 50 and Aerojet Road, Rancho Cordova, CA 95670. The Company's mailing address is P.O. Box 537012, Sacramento, CA 95853-7012 and its telephone number is 916-355-4000.

GDX AUTOMOTIVE SEGMENT

     GDX Automotive designs and manufactures highly engineered vehicle sealing systems for both dynamic and static automotive applications. Design and production of these systems facilitates enhanced sound management for vehicle interiors and provides wind and water management throughout the vehicle. Specific products within GDX Automotive's diverse vehicle sealing portfolio include primary and secondary door sealing sub-systems, glass-run channels, and encapsulated window modules.

     GDX Automotive has built its reputation on customer service excellence, product development expertise and a "design for manufacturing" approach for its customers' products. The Company believes GDX Automotive is the largest producer of automotive vehicle sealing systems in North America and the second largest worldwide. GDX Automotive's customers include BMW AG (BMW), DaimlerChrysler AG (DaimlerChrysler), Ford Motor Company (Ford), General Motors Corporation (General Motors or GM), and Volkswagen AG (Volkswagen).

     In North America, approximately 70 percent of GDX Automotive's sales are derived from light trucks, sport utility vehicles and crossover vehicles. North American platforms include General Motors' Silverado and S-10 pick-ups, Ford's F-Series and Ranger pick-ups, and sport utility vehicles such as General Motors' Tahoe and Yukon and Ford's Explorer and Expedition. Crossover vehicles, which are hybrids between light trucks and passenger cars, include the Ford Escape and the Mazda Tribute as well as the BMW X-5. In Europe, GDX Automotive's primary focus is on the production of vehicle sealing systems for luxury and medium vehicle segments such as the Mercedes C, E and S class, the BMW 3 and 5 Series, the Audi A4 and A6, the Volkswagen Passat, the Ford Thunderbird, and the recently launched Mercedes Maybach, and on high volume smaller cars such as the Audi A2 and A3, the Volkswagen Golf, SEAT Leon, Ford Focus, Skoda Fabia and the Renault Clio. By targeting these popular vehicle segments in North America and Europe, GDX Automotive has been awarded contracts to provide vehicle sealing solutions on eight of the top ten and 18 of the top 30 best-selling vehicles in North America and Europe.

     Recent strategic and restructuring activities include:

     - In the fourth quarter of fiscal 2002, GDX Automotive implemented a restructuring and consolidation program, which reduced staffing levels at its worldwide headquarters in Farmington Hills, Michigan and will result in the closure of a plant in Germany in early fiscal 2003.

     - In the second quarter of fiscal 2001, GDX Automotive implemented a significant restructuring and consolidation plan, which resulted in the closure of the Marion, Indiana and Ballina, Ireland manufacturing facilities.

     - In December 2000, the Company acquired the Draftex International Car Body Seals Division (Draftex) from The Laird Group Public Limited Company (Laird) for $205 million after purchase price adjustments. In conjunction with the acquisition, the Company's restructuring activities resulted in the closure of a manufacturing facility in Gruchet, France and the consolidation of portions of manufacturing facilities in Chartres, France and Viersen, Germany.

  Industry Overview

     In general, automotive parts suppliers such as GDX Automotive are influenced by the underlying trends of the automotive industry. Vehicle sales levels, and thus vehicle production levels, are cyclical by nature. Each cycle is driven by changes in the region's economy and changes in consumer demand.

     In addition to business cycle factors, automotive suppliers such as GDX Automotive, are adapting to new demands as OEMs consolidate their automotive supply base. Vehicle manufacturers are demanding that their suppliers provide technologically advanced product lines, greater systems engineering support and management capabilities, just-in-time sequenced deliveries and lower system costs. To manage these complex and tightly integrated supply relationships, each OEM has selected preferred suppliers who are increasingly expected to establish global supply capabilities.

     The North American and European vehicle sealing market, which is estimated to represent approximately $3.8 billion in annual sales based on publicly available information, is fairly mature with a relatively low rate of technological change. The characteristics of the market include customers who, because of their scale, exert pricing power over suppliers, high barriers to entry, modest opportunities for organic growth, and significant dependence on vehicle production levels.

     Barriers to entry are high in the automotive vehicle sealing industry because new entrants need substantial engineering and manufacturing capabilities to win contracts from OEMs. A reputation for quality is critical for automotive vehicle sealing suppliers as vehicle manufacturers award business to experienced suppliers who can help avoid the costs associated with defective seals. Vehicle sealing suppliers build a positive reputation by demonstrating engineering and manufacturing success across various types of platforms.

     GDX Automotive competes primarily with a small number of independent suppliers including Cooper-Standard, Metzeler and Hutchinson. GDX Automotive's customers rigorously evaluate their suppliers on the basis of price, quality, service, technology and reputation. Suppliers must be able to satisfy a customer's platform requirements on a global scale, with varying production volumes, at competitive prices, while incorporating the latest sealing, bonding and coloring technologies to meet customer demands.

     Automotive vehicle sealing suppliers, such as GDX Automotive, increase sales primarily by winning additional market share. If a vehicle sealing supplier delivers quality products at competitive prices the customer will increasingly award new business and platform redesigns to this supplier. The Company believes GDX Automotive is well positioned to compete for new business.

  Products and Customers

     The following table illustrates the principal platforms for GDX Automotive:

CUSTOMER                                PRINCIPAL PLATFORMS
--------                                -------------------
General Motors.......................   GMC/Chevrolet Sierra, Silverado, Suburban, Tahoe, Yukon (GMT
                                        800)
                                        Chevrolet S10 Pick-up/Blazer
                                        Pontiac Grand Am/Oldsmobile Alero
                                        Cadillac DeVille
                                        Opel Omega
                                        Opel Zafira
Ford.................................   Ford Explorer/Mercury Mountaineer/Lincoln Aviator (including
                                        Classic, Mini, Sport Trac)
                                        Ford Expedition/Lincoln Navigator
                                        Ford F-Series Full Size Pick-up
                                        Ford Super Crew Pick-up
                                        Ford Ranger
                                        Ford Focus
                                        Ford Thunderbird Convertible
                                        Ford Escape/Mazda Tribute
Volkswagen...........................   Audi A2
                                        Audi A3
                                        Audi A4
                                        Audi A6
                                        Audi TT
                                        Volkswagen New Beetle (including convertible model)
                                        Volkswagen Polo
                                        Volkswagen Golf
                                        Volkswagen Jetta
                                        Volkswagen Passat
                                        SEAT Leon
                                        Skoda Fabia
                                        Skoda Octavia
DaimlerChrysler......................   Mercedes S Class
                                        Mercedes E Class
                                        Mercedes C Class
                                        Mercedes Maybach
                                        Mercedes Sprinter Van
BMW..................................   5-Series
                                        3-Series
                                        X-5
Peugeot..............................   Peugeot 206
                                        Peugeot 406
                                        Citroen Xsara
                                        Citroen Saxo
Renault..............................   Clio
                                        Scenic

     GDX Automotive's products include extruded rubber or thermoplastic profiles consisting of a roll-formed steel wire or steel frame surrounded by extruded rubber which is cured, cut and molded to meet customer specifications. These products are designed to prevent air, moisture and noise from penetrating vehicle windows, doors and other openings. Specific products include primary and secondary door sealing sub-systems, glass-run channels, and encapsulated window modules.

     GDX Automotive's products are sold directly to OEMs or their suppliers. GDX Automotive relies heavily on its core GDX customers, which in North America include General Motors, Ford and Volkswagen. Key customers in Europe include Volkswagen, BMW and DaimlerChrysler. In fiscal 2002, General Motors accounted for approximately 28 percent of GDX Automotive's sales, or $224 million, Ford accounted for approximately 23 percent of its sales, or $183 million, and Volkswagen accounted for approximately 18 percent of its sales, or $147 million. A prolonged work stoppage at one or more of GDX Automotive's significant customers could have a material adverse effect on GDX Automotive's operating results and, if significant, could have an adverse effect on the Company's business, financial condition, cash flows or results of operations.

     GDX Automotive supplies vehicle sealing sub-systems that are used in vehicles such as the Mercedes-Benz Maybach and S-Class, the BMW 3-Series and 5-Series, the Audi TT convertible, and the new Ford Thunderbird. GDX Automotive focuses on those segments of its markets with the greatest opportunity for growth. In North America, GDX Automotive has a large presence in the sport utility vehicle and light truck market segments, and in Europe its business is primarily in the luxury, medium car, and higher volume smaller car segments.

  Research and Development

     GDX Automotive seeks to offer superior quality and advanced products and systems to its customers at competitive prices. To achieve this objective, GDX Automotive engages in ongoing engineering, research and development activities to improve the reliability, performance and cost-effectiveness of its existing products. It also designs and develops new products for existing and new applications in an ongoing effort to meet its customers' needs.

  Raw Materials, Suppliers and Seasonality

     The principal materials used by GDX Automotive are synthetic rubber, rubber chemicals, thermoplastic elastomers, carbon black, flock fibers, adhesives, coil steel and aluminum and coating materials. The majority of these materials are purchased on the open market from suppliers. In some locations, principally China where GDX Automotive has a small but growing presence, suppliers that can meet high quality and delivery standards for these raw materials may not be available locally. In those instances, materials may be imported until qualified local suppliers can be found. While the worldwide supply of certain products, specifically carbon black and ethylene propylenediene monomer, was somewhat constrained at various times during the past year, GDX Automotive believes that sufficient supplies of raw materials will continue to be available from qualified sources.

     Generally, GDX Automotive ships its products "just-in-time" and, thus, does not build large inventories. Its revenue is closely related to the production schedules of its customers. Historically, the production schedules of GDX Automotive's customers are strongest in the second and fourth quarters of each year.

  Intellectual Property

     GDX Automotive has patents in the United States (U.S.) and other countries covering various aspects of the design and manufacture of its vehicle sealing products. The Company considers the patents to be important to GDX Automotive as they illustrate its innovative design ability and product development capabilities. The Company does not believe the loss of any particular patent would have a material adverse effect on the business or financial results of GDX Automotive or on its business as a whole.

AEROSPACE AND DEFENSE SEGMENT

     Aerojet is a leader in the development and manufacture of propulsion systems for space and defense applications, armament systems for precision tactical weapon systems and munitions applications, and advanced airframe structures. The Company believes Aerojet is the second largest provider of liquid propulsion systems and one of only two providers of both solid and liquid rocket propulsion systems in the U.S.. Having the capability to design and produce both liquid and solid systems allows Aerojet to utilize and transfer technology between these broad product areas and to spawn innovation for a wider range of applications. For example, Aerojet is currently competing to provide both liquid and solid Divert and Attitude Control Systems, or DACS, for national missile defense. Aerojet has historically been able to capitalize on its strong technical capabilities to become the sole provider of key components for major propulsion systems programs. Aerojet propulsion systems have flown on every manned space vehicle since the inception of the U.S. Space Program. Aerojet's principal customers include the U.S. Department of Defense (DoD), National Aeronautics and Space Administration (NASA), The Boeing Company (Boeing), Lockheed Martin Corporation (Lockheed Martin) and Raytheon Company (Raytheon).

     Since its founding in 1942 by Dr. Theodore von Karman, Aerojet has been a pioneer in the development of crucial technologies and products that have strengthened the U.S. military and furthered the exploration of space. Aerojet is a leader in military, civil and commercial aerospace and defense systems, serving two broad industry segments:

     - Space systems, including liquid, solid and electric propulsion systems for launch vehicles, transatmospheric vehicles, and spacecraft; and

     - Defense systems, including propulsion for strategic and tactical missiles, precision strike missiles and interceptors required for missile defense. In addition, Aerojet is a leading supplier of armament systems and advanced aerospace structures to the DoD and its prime contractors.

     Product applications for space systems include liquid engines for expendable and reusable launch vehicles, upper stage engines, satellite propulsion, large solid boosters and integrated propulsion subsystems. Product applications for defense systems include strategic and tactical missile motors, maneuvering propulsion, attitude control systems and warhead assemblies used in missile defense and precision weapon systems, as well as manufacturing of complex aerospace structures required on the F-22 Raptor aircraft.

     Recent strategic activities include:

     - In the fourth quarter of fiscal 2002, Aerojet acquired the assets of the General Dynamics' Ordnance and Tactical Systems Space Propulsion and Fire Suppression business (GDSS) for $93 million, including transaction costs. With this acquisition, Aerojet became a leading supplier of satellite propulsion systems for defense, civilian and commercial applications.

     - In the fourth quarter of fiscal 2001, Aerojet completed the sale of its Electronics and Information Systems business (EIS) to Northrop Grumman Corporation (Northrop) for $309 million after purchase price adjustments.

  Industry Overview

     Since a substantial majority of Aerojet's sales are, directly or indirectly, to the U.S. government and its agencies, funding for the purchase of Aerojet's products and services generally follows trends in U.S. defense spending. Accordingly, the Company believes the DoD and NASA budgets are highly relevant to the outlook for spending trends on space and missile propulsion programs. While NASA's budget is expected to grow from $14.8 billion in 2002 to $16.5 billion by 2007, the Company believes the DoD budget will grow at a much greater rate. Following a period of budget decreases in the post-Cold War era, the U.S. defense budget, as appropriated by Congress, has continued to increase in recent years. Under the Bush Administration, the defense budget has seen the first double digit increase since the early 1990's. The 2002 U.S. defense budget totaled approximately $350 billion, with proposals from the Bush Administration to increase defense spending from 2002 levels to nearly $450 billion by 2007. The Company expects that the U.S. defense budgets for research, development, test and evaluation; and procurement; both of which fund Aerojet's programs, will grow proportionately with the overall level of defense spending. While the ultimate distribution of the defense budget remains uncertain, Aerojet believes it is well positioned to benefit from the planned increases in defense spending.

     The U.S. government's decision to aggressively pursue the near-term production and deployment of missile defense systems to protect the U.S. and its allies against enemy ballistic missile launches is a significant component of forecasted growth. Critical components of these systems include a Payload Launch Vehicle and an Interceptor Vehicle. Aerojet manufactures key propulsion and control systems for these critical systems.

     Aerojet's NASA-related products and services are generally dedicated to NASA's programs for Space, Aeronautics, and Exploration and Space Flight Capabilities. Although NASA's overall budget is projected to rise only modestly between fiscal 2003 and fiscal 2007, programs that involve new propulsion technologies and products are expected to experience significant growth through the same time period. Aerojet is well-positioned to expand its current contract base in areas that include the Space Launch Initiative, new initiatives for deep space exploration and plans to develop an Orbital Space Plane.

     Participation in the space and defense propulsion market is capital intensive and requires long research and development periods that represent significant barriers to entry.

     The on-going consolidation of the U.S. and global defense, space and aerospace industries continues to intensify competition. This consolidation has resulted in a reduction in the number of principal prime contractors. As a result of this consolidation, Aerojet may partner on various programs with its major customers or suppliers, some of whom are, from time to time, competitors on other programs.

     The table below lists the primary participants in Aerojet's markets.

COMPANY                                            PARENT
------------------------------------------------   --------------------------------------------------
Alliant Techsystems                                Alliant Techsystems Inc.
Astrium                                            European Aeronautics Defense and Space Company and
                                                     BAE Systems
Atlantic Research Corporation                      Sequa Corp.
IHI, Aerospace Co., Ltd.                           Ishikawajima-Harima Heavy Industries Co., Ltd.
Northrop Grumman Space Technology (Formerly TRW)   Northrop Grumman Corporation
Pratt & Whitney Space Operations                   United Technologies Corp.
Rocketdyne                                         Boeing

     Rocketdyne and Alliant Techsystems currently hold the largest share of liquid and solid market segments, respectively. This is largely due to their sole source production contracts for propulsion systems on the current NASA Space Shuttle. However, Aerojet believes it is in a unique competitive position due to the diversity of its technologies and synergy of its product lines. The basis on which Aerojet competes in the aerospace and defense industry varies by program, but typically is based upon price, technology, quality and service. Competition is intensive for all of Aerojet's products and services, and has increased due to continuing consolidation of the industry. Aerojet believes that it possesses adequate resources to compete successfully.

  Products and Customers

     Aerojet produces liquid, solid and electric propulsion systems for a wide range of launch vehicles, missiles, in-space and missile defense and precision strike applications. Additionally, Aerojet designs and manufactures critical components for vital, precision armament systems used by the U.S. military and allied nations. Aerojet's current propulsion portfolio includes liquid engines and solid motors for both expendable and reusable launch vehicles, upper-stage engines, satellite propulsion, missile interceptors and integrated propulsion subsystems.

     The following table summarizes some of Aerojet's programs, customers and ultimate end-users:

                                                               AEROJET SYSTEM
      PROGRAMS         PRIMARY CUSTOMER   ULTIMATE END-USER     DESCRIPTION        PROGRAM TYPE
SPACE SYSTEMS
Titan IV               Lockheed Martin    U.S. Air Force      First stage and    Support Services
                                                              second stage
                                                              liquid rocket
                                                              booster engine
Delta II               Boeing             NASA, U.S. Air      Upper stage        Production
                                          Force, Commercial   pressure-fed
                                                              liquid rocket
                                                              engine
Advanced Reusable      U.S. Air Force     U.S. Air Force      Peroxide engine    Research and
Rocket Engine                                                 for future space   Development
                                                              vehicles
IPD (Integrated        Air Force          U.S. Air Force      Combustion         Research and
Powerhead              Research           and NASA            devices            Development
Demonstration)         Laboratory
A2100 Commercial       Lockheed Martin    Various             Electric and       Production
Geostationary                                                 liquid thruster
Satellite Systems                                             orbit and
                                                              attitude
                                                              maintenance
                                                              system
Advanced Extremely     Lockheed Martin    U.S. Air Force      Electric and       Production
High Frequency (EHF)                                          liquid thruster
MilSatcom                                                     orbit and
                                                              attitude
                                                              maintenance
                                                              system
Atlas V                Lockheed Martin    U.S. Air Force,     Solid "strap-on"   Production
                                          Commercial          booster motor
                                                              for this
                                                              medium-to-
                                                              heavy-lift
                                                              launch vehicle
DEFENSE SYSTEMS
Minuteman II Stage 2   Coleman            U.S. Air Force      Solid rocket       Support Services
                       Aerospace, Space                       motor
                       Vector, Orbital                        modifications
                       Sciences and                           for target
                       Lockheed Martin                        vehicles
Ground Based           Boeing             Missile Defense     First stage        Research and
Midcourse Missile                         Agency              attitude control   Development
Defense (GMD) Booster                                         system for the
ACS                                                           launch vehicle
                                                              that carries the
                                                              Exoatmospheric
                                                              Kill Vehicle

                      (table continued on following page)

                                                               AEROJET SYSTEM
      PROGRAMS         PRIMARY CUSTOMER   ULTIMATE END-USER     DESCRIPTION        PROGRAM TYPE
DEFENSE SYSTEMS (CONTINUED)
GMD Exoatmospheric     Raytheon           Missile Defense     Liquid Divert      Research and
Kill Vehicle Liquid                       Agency              and Attitude       Development
DACS                                                          control Systems
                                                              (DACS)
HAWK Air Defense       Raytheon           U.S. Army and       Tactical solid     Production
Missile System                            Marine Corps        missile motors
HyFly (Hypersonic      DARPA-ONR,         U.S. Navy           Dual combustion    Research and
Flight)                Boeing                                 ramjet             Development
TOW 2A/2B Missile      Raytheon           U.S. Army           Warheads for       Production
Warheads                                                      this optically
                                                              tracked,
                                                              wire-guided
                                                              surface-to-surface
                                                              missile
F-22 Raptor            Boeing             U.S. Air Force      Advanced           Low Rate Initial
                                                              electron beam      Production
                                                              welding for
                                                              airframe
                                                              components

     Aerojet's direct and indirect sales to the U.S. government and its agencies accounted for approximately 88 percent of its sales, or $244 million in fiscal 2002.

  Research and Development

     Aerojet views its research and development efforts as critical to maintaining its leadership positions in the markets in which it competes. Aerojet's research and development is in two categories: company-funded research and development and customer-funded research and development.

     Aerojet's company-funded research and development includes expenditures for technical activities that are vital to the development of new products, services, processes or techniques, as well as those expenses for significant improvements to existing products or processes. Customer-funded research and development expenditures are funded under contract specifications, typically research and development contracts, several which the Company believes will become key programs in the future.

     The following table summarizes Aerojet's research and development expenses during the past three fiscal years (excluding total research and development expenses related to the divested EIS business of $150 million and $117 million in fiscal 2001 and 2000, respectively):

                                                               YEAR ENDED NOVEMBER 30,
                                                              -------------------------
                                                              2002      2001      2000
                                                              -----     -----     -----
                                                                     (MILLIONS)
Company-funded..............................................  $  5      $ 12      $  7
Customer-funded.............................................    99        69        52
                                                              ----      ----      ----
Total research and development expenses.....................  $104      $ 81      $ 59
                                                              ====      ====      ====

  Raw Materials, Suppliers and Seasonality

     Availability of raw materials and supplies to Aerojet is generally sufficient. Aerojet is sometimes dependent, for a variety of reasons, upon sole-source suppliers for procurement requirements, but has experienced no significant difficulties in meeting production and delivery obligations because of delays in delivery or reliance on such suppliers.

     Aerojet's business is not subject to predictable seasonality. Primary factors affecting the timing of Aerojet's sales include the timing of government awards, the availability of government funding, contractual product delivery requirements and customer acceptances.

  Intellectual Property

     Where appropriate, Aerojet obtains patents in the U.S. and other countries covering various aspects of the design and manufacture of its products. The Company considers the patents to be important to Aerojet as they illustrate its innovative design ability and product development capabilities. The Company does not believe the loss or expiration of any single patent would have a material adverse effect on the business or financial results of Aerojet or on its business as a whole.

  Backlog

     The contract backlog for the Aerospace and Defense segment at November 30, 2002 was $773 million, and the funded backlog, which includes only contracts for which funding has been authorized by the U.S. Congress or a firm purchase order has been received by a commercial customer, totaled $416 million. Aerojet was recently notified that funding for the Titan program will be restructured in fiscal 2003 reducing Aerojet's funded backlog by $58 million with total contract backlog remaining unchanged. Aerojet expects this funding to be incrementally restored in future years.

  U.S. Government Contracts and Regulations

     Most of Aerojet's sales are made, directly or indirectly, to the U.S. government and its agencies and their prime contractors. Contracts with these agencies and their prime contractors typically range from 3 to 10 years, but may be terminated for convenience, with compensation, by the U.S. government in accordance with federal procurement regulations.

     Under each of its contracts, Aerojet acts either as a prime contractor, where it sells directly to the end user, or as a subcontractor, selling its products to other prime contractors. Research and development contracts are awarded during the inception stage of a program's development. Production contracts provide for the production and delivery of mature products for operational use. Aerojet's contracts can be categorized as either "cost protected" or "fixed price."

     Cost protected contracts. Cost protected contracts are typically (i) cost plus fixed fee, (ii) cost plus incentive fee or (iii) cost plus award fee contracts. For cost plus fixed fee contracts, Aerojet typically receives reimbursement of its costs, to the extent that the costs are allowable under the contract's provisions, in addition to the receipt of a fixed fee. For cost plus incentive fee contracts and cost plus award fee contracts, Aerojet receives adjustments in the contract fee, within designated limits, based on its actual results as compared to contractual targets for factors such as cost, performance, quality and schedule.

     Fixed price contracts. Fixed price contracts are typically (i) firm fixed price, (ii) fixed price incentive or (iii) fixed price level of effort contracts. For firm fixed price contracts, Aerojet performs work for a fixed price and realizes all of the profit or loss resulting from variations in the costs of its performance. For fixed price incentive contracts, Aerojet receives increased or decreased fees or profits based upon actual performance against established targets or other criteria. For fixed price level of effort contracts, Aerojet generally receives a structured fixed price per labor hour, dependent upon the customer's labor hour needs. All fixed price contracts present the risk of unreimbursed cost overruns.

     Aerojet is subject to complex and extensive procurement laws and regulations in its performance of contracts with the U.S. government. These laws and regulations provide for ongoing audits and reviews of incurred costs, contract performance and administration. Failure to comply, even inadvertently, with these laws and regulations and the laws governing the export of controlled products and commodities could subject Aerojet to civil and criminal penalties and, under certain circumstances, suspension and debarment from future government contracts and exporting of products for a specified period of time.

     Government contracts and subcontracts are, by their terms, subject to termination by the government or the prime contractor either for convenience or default. The loss of a substantial portion of that business would have a material adverse effect on the business and results of operations. There are significant inherent risks in contracting with the U.S. government, including risks peculiar to the defense industry, which could have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

  Real Estate

     Aerojet currently owns substantial undeveloped real property located in high-growth areas in California. Aerojet's goal is to develop this property to maximize the value embedded in these assets. The initial focus is on undeveloped real estate and surplus office and industrial space at Aerojet's Sacramento facility.

     Much of Aerojet's Sacramento real property is encumbered by various state and federal environmental restrictions. Aerojet continues to work closely with regulators to complete the remediation activities necessary to release the restrictions on its real property. A major milestone was reached in 2002 with the successful removal of approximately 2,600 acres from the Superfund designation. This land, combined with approximately 1,600 acres of land that was not subject to Superfund restrictions.

     Pre-development activity for these 4,200 acres is underway. The pre-development process can take up to several years depending on a variety of factors, one of which is the extent of the changes in zoning that Aerojet is seeking. In some cases, Aerojet will be seeking extensive modifications to the existing zoning.

     Strategies to enhance the value of the Company's real estate assets include developing the property, alone or in conjunction with one or more partners, or selling or leasing parcels for development by others. The Company continually monitors the local Sacramento real estate market and intends to manage its development activities based on market conditions, an approach the Company believes should enable it to realize the full value of these real estate holdings.

     In 2001, Aerojet sold approximately 1,100 acres in Sacramento County for $28 million.

FINE CHEMICALS SEGMENT

     AFC's sales are derived primarily from the sale of custom manufactured active pharmaceutical ingredients (APIs) and advanced/registered intermediates to pharmaceutical and biotechnology companies. Customers use chemicals manufactured by AFC in products that are drug therapies for areas of neurology, oncology, viral (including HIV/AIDS), arthritis, and inflammatory conditions.

     The Company believes that AFC's position in the market for custom manufactured pharmaceutical fine chemicals is derived from its distinctive competencies in handling highly energetic and toxic chemicals, efficiently implementing commercial standards and operating under current Good Manufacturing Practices (cGMP).

     AFC's facilities include a large-scale production complex, five pilot-scale facilities and research and development and quality control laboratories. During fiscal 2000, AFC completed the construction and validation of what it believes to be one of the world's largest simulated moving bed separation facilities. This facility allows AFC to produce chiral molecules in less time and at lower cost than using chemical or biological separation processes. AFC undergoes periodic inspections by its customers and the FDA in connection with product-specific manufacturing processes.

     Recent strategic and restructuring activities include:

     - In late 2001, AFC completed a restructuring and downsizing of its workforce by 40 percent, which increased operational efficiency without reducing production capabilities.

     - The Company sold a 20 percent interest in AFC to NextPharma Technologies USA Inc. (NextPharma) in June 2000, exchanged an additional 20 percent equity interest in AFC for a 35 percent equity interest in the parent company of NextPharma and entered into a sales and marketing agreement with NextPharma. In December 2001, the Company reacquired NextPharma's 40 percent minority ownership position in AFC and relinquished its 35 percent equity interest in the parent company of NextPharma. With the termination of the relationship with NextPharma and its parent, AFC resumed full responsibility for sales and marketing.

  Industry Overview

     The pharmaceutical industry continues to outsource the development and manufacture of pharmaceutical fine chemicals. Major pharmaceutical and biotechnology companies are increasingly relying upon suppliers, such as AFC, that possess more integrated capabilities, have experience handling highly energetic and toxic chemicals, and are able to scale-up rapidly to respond to the customer's delivery requirements. The market for contract manufacturing of pharmaceutical and biotechnology chemicals is fragmented and has suffered from over-capacity in recent years. Within this market, AFC competes in several niche areas, most of which are technology driven. AFC has particular strengths in handling highly energetic and toxic chemicals, and with chiral separations. AFC currently has few direct competitors in these areas and is the sole supplier on a number of products that involve handling highly toxic compounds.

     New drug applications with the U.S. Food and Drug Administration (FDA) identify specific contract manufacturers which are subject to FDA approval. Once manufacturers are validated on a particular drug, supply relationships tend to be very stable. Although competitive and other factors are constantly present, the cost of switching manufacturers for a product can be high.

     Competition in the pharmaceutical fine chemicals market is based upon price, reliability of supply, ability to meet delivery schedules and ability to meet regulatory quality and documentation standards. Many of AFC's competitors are major chemical, pharmaceutical and process research and development companies, including a number of AFC's own customers, who possess much greater financial resources, technical skills and marketing experience than AFC. Depending on the market niche, competitors of AFC may include DSM, Degussa, Cambrex, Lonza, Bayer, Dynamic Nobel (Dynamic Synthesis), Phoenix and Honeywell.

  Products and Customers

     AFC's net sales for fiscal 2002 were generated by products categorized as follows:

         Neurology                    54%
         Oncology                     20%
         Viral (including
           HIV/AIDS)                  16%
         Other                        10%

     Most of AFC's sales are derived from contracts with a small number of major customers. The loss of any one major customer or contract could have a material adverse effect on the segment's results of operations, cash flows and financial condition, but would not have a material adverse effect on the Company's results of operations, cash flows, or financial condition taken as a whole.

  Raw Materials, Suppliers and Seasonality

     AFC uses a wide variety of raw materials and other supplies in the conduct of its business. Although AFC is generally not dependent on any one supplier or group of suppliers, certain manufacturing processes use raw materials that are available from sole sources or that are in short supply or difficult for the supplier to produce and certify in accordance with AFC's specifications. In addition, AFC uses certain solvents, such as acetone, in both manufacturing processes and for cleaning equipment. Because these solvents are derived from petroleum, the price and availability of these solvents are affected by the price and availability of petroleum and the related manufacturing capacity for the solvents. The price and availability of these solvents are subject to economic conditions and other factors generally outside of AFC's control. In most cases, especially for short-term fluctuations, AFC is not able to pass price increases on raw materials and other supplies to its customers. AFC has generally been able to obtain sufficient supplies of the raw materials and other supplies it uses in sufficient quantities and at acceptable prices in the past and expects to be able to continue to do so in the future. Although AFC monitors the ability of certain suppliers to meet its needs and the market conditions for these raw materials and other supplies, significant shortages could impact AFC's operations. In addition, significant increases in the prices for certain raw materials and other supplies could adversely affect AFC's results of operations, cash flows and financial condition.

     Although AFC's business is not predictably seasonal, its revenue and earnings in recent years have tended to concentrate to some degree in the fourth quarter of each fiscal year. This concentration reflects delivery schedules associated with AFC's mix of contracts. The timing of production or certain contract deadlines can affect reported results for any given quarter.

  Intellectual Property

     AFC's success and competitive position depends on its ability to develop, maintain, and protect the proprietary aspects of its technology and to operate without infringing the proprietary rights of others. AFC seeks to protect its inventions under the patent laws of the U.S. and several foreign jurisdictions, and through the use of confidentiality procedures. The Company does not believe the loss of any particular patent would have a material adverse effect on the business or financial results of AFC or on its business as a whole.

ENVIRONMENTAL

     The Company's operations are subject to and affected by federal, state, local and foreign environmental laws and regulations relating to the discharge, treatment, storage, disposal, investigation and remediation of certain materials, substances and wastes. The Company's policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company continually assesses compliance with these regulations and its management of environmental matters. The Company believes its operations are in substantial compliance with all applicable environmental laws and regulations.

     Operating and maintenance costs associated with environmental compliance and management of contaminated sites are a normal, recurring part of the Company's operations. These costs are not significant relative to total operating costs and most such costs are incurred in the Company's Aerospace and Defense segment and are generally allowable costs under contracts with the U.S. government.

     Under existing U.S. environmental laws a Potentially Responsible Party
(PRP) is jointly and severally liable, and therefore the Company is potentially liable to the government or third parties for the full cost of remediating the contamination at its facilities or former facilities or at third-party sites where it has been designated a PRP by the U.S. Environmental Protection Agency
(EPA) or a state environmental agency. The nature of environmental investigation and cleanup activities often makes it difficult to determine the timing and amount of any estimated future costs that may be required for remediation measures. However, the Company reviews these matters and accrues for costs associated with environmental remediation when it becomes probable that a liability has been incurred and the amount of the liability, usually based on proportionate sharing, can be reasonably estimated. See Management's Discussion and Analysis in Part II, Item 7 of this report for additional information.

EMPLOYEES

     As of November 30, 2002, the Company had 10,112 employees, of whom approximately 55 percent were covered by collective bargaining or similar agreements. Of the covered employees, approximately 12 percent are covered by collective bargaining agreements that are due to expire within one year.

ITEM 2.  PROPERTIES

     Significant operating, manufacturing, research, design and/or marketing facilities of the Company are set forth below.

FACILITIES

CORPORATE HEADQUARTERS

GenCorp Inc.
Highway 50 and Aerojet Road
Rancho Cordova, CA 95670

Mailing address:
P.O. Box 537012
Sacramento, CA 95853-7012

MANUFACTURING/RESEARCH/DESIGN/MARKETING LOCATIONS

  GDX AUTOMOTIVE                        Manufacturing Facilities:     Sales/Marketing/Design and
                                                                      Engineering Facilities:
  World Headquarters:                   Batesville, Arkansas          Farmington Hills, Michigan*
  36600 Corporate Drive                 Beijing, China*               Grefrath, Germany
  Farmington Hills, Michigan 48331      Chartres, France              Rehburg, Germany
                                        Corvol, France                Wabash, Indiana
                                        Grefrath, Germany
                                        New Haven, Missouri*
                                        Odry, Czech Republic*
  European Headquarters:                Palau, Spain
  Bahnstrasse 29                        Pribor, Czech Republic
  D-47929 Grefrath                      Rehburg, Germany
  Germany                               Salisbury, North Carolina
                                        St. Nicholas, France
                                        Valls, Spain
                                        Viersen, Germany (closed in
                                          2003)
                                        Wabash, Indiana
                                        Welland, Ontario, Canada
  AEROSPACE AND DEFENSE                 Design/Manufacturing          Marketing/Sales Offices:
                                        Facilities:
  Aerojet-General Corporation           Jonesborough, Tennessee       Huntsville, Alabama*
  P.O. Box 13222                        Redmond, Washington           Los Angeles, California*
  Sacramento, California 95813-6000     Rancho Cordova, California    Tokyo, Japan*
                                        Socorro, New Mexico*          Washington, DC*
  FINE CHEMICALS                        Processing Development/       Marketing/Sales Offices:
                                        Manufacturing Facilities:
  Aerojet Fine Chemicals                Rancho Cordova, California    Rancho Cordova, California
  P.O. Box 1718
  Rancho Cordova, California 95741

* An asterisk next to a facility listed above indicates that it is a leased property.

     The Company believes each of the facilities is adequate for the business conducted at that facility. The facilities are suitable and adequate for their intended purpose and as utilized take into account current and future production needs. A portion of Aerojet's property in Sacramento County, California (approximately 3,900 acres of undeveloped land), its Redmond, Washington facility and GDX Automotive's owned manufacturing facilities in the U.S. are encumbered by a deed of trust or mortgage. In addition, the Company and its businesses own and lease properties (primarily machinery, warehouse and office facilities) in various locations for use in the ordinary course of its business. Information appearing in Note 9(a) in Notes to Consolidated Financial Statements is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

     Information concerning legal proceedings, including proceedings relating to environmental matters, which appears in Notes 9(b) and 9(c) in Notes to Consolidated Financial Statements, is incorporated herein by reference.

     A. TABLE OF GROUNDWATER AND AIR POLLUTION TOXIC TORT LEGAL PROCEEDINGS
                   (*footnotes are listed following Table B)

                                                                 RELIEF    CURRENT
NAME OF COURT/DATE INSTITUTED/PLAINTIFFS/ALLEGED FACTUAL BASES   SOUGHT*   STATUS*
Adams, Daphne, et al. v. AGC, et al., Case No. 98AS01025,           1         2
Sacramento County Superior Court, served 4/30/98
Plaintiffs are individuals (77) and a putative class residing in the vicinity of defendants' manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege that two industrial defendants contaminated groundwater provided by the four
defendant water purveyors as drinking water which plaintiffs ingested and that such ingestion has caused illness, death,
and economic injury.

Adams, Robert G., et al. v. AGC, et al., Case No. BC230185,         1         2
Los Angeles County Superior Court, served 7/26/00
Plaintiffs are residents (44) residing in the vicinity of
defendants' manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege that industrial
defendants contaminated groundwater provided by the 1-3
defendant water purveyors as drinking water which plaintiffs ingested and that such ingestion has caused illness, death,
and economic injury.

Adler, Jeff, et al. v. Southern California Water Co. et al.,        1         2
Case No. BC169892, Los Angeles County Superior Court, served on or about April 22, 1998
Plaintiffs are residents (208) residing in the vicinity of
defendants' manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege that industrial
defendants contaminated groundwater provided by the 1-3
defendant water purveyors as drinking water which plaintiffs ingested and that such ingestion has caused illness, death,
and economic injury.

Allen, et al. v. AGC, et al., Case No. 97AS06295, Sacramento        1         2
County Superior Court, served 1/14/98
Plaintiffs are individuals (423) residing in the vicinity of defendants' manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege that industrial
defendants contaminated groundwater provided by the three
defendant water purveyors as drinking water which plaintiffs ingested and that such ingestion has caused illness, death,
and economic injury.

                      (table continued on following page)

     A. TABLE OF GROUNDWATER AND AIR POLLUTION TOXIC TORT LEGAL PROCEEDINGS
                                  (CONTINUED)
                   (*footnotes are listed following Table B)

                                                                 RELIEF    CURRENT
NAME OF COURT/DATE INSTITUTED/PLAINTIFFS/ALLEGED FACTUAL BASES   SOUGHT*   STATUS*
Alexander, et al. v. Suburban Water Systems, et al., Case No.       1         2
KC031130, Los Angeles County Superior Court, served 6/22/00
Plaintiffs are residents (209) residing in the vicinity of
defendants' manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege that industrial
defendants contaminated groundwater provided by the defendant water purveyors as drinking water which plaintiffs ingested
and that such ingestion has caused illness, death, and
economic injury.

Alvarado, et al. v. Suburban Water Systems, et al., Case No.        1         2
KC034953, Los Angeles County Superior Court, served 5/7/01
Plaintiffs are residents (2) residing in the vicinity of
defendants' manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege that industrial
defendants contaminated groundwater provided by the defendant water purveyors as drinking water which plaintiffs ingested
and that such ingestion has caused illness, death, and
economic injury.

American States Water Company, et al. v. AGC, et al., Case No.      5         6
99AS05949, Sacramento County Superior Court, served 10/27/99
Plaintiffs are water purveyors operating in the vicinity of
defendants' manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege they extract and
serve groundwater that defendants contaminated requiring
replacement wells, higher operating costs, and defense of
toxic tort suits.

Anderson, Anthony et al. v. Suburban Water Systems, et al.,         1         2
Case No. KC02854, Los Angeles County Superior Court, served
11/23/98
Plaintiffs are residents (184) residing in the vicinity of
defendants' manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege that industrial
defendants contaminated groundwater provided by the defendant water purveyors as drinking water which plaintiffs ingested
and that such ingestion has caused illness, death, and
economic injury.

Arenas, et al. v. Suburban Water Systems, et al., Case No.          1         2
KC037559, Los Angeles County Superior Court, served 6/24/02
Plaintiffs are residents (15) residing in the vicinity of
defendants' manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege that industrial
defendants contaminated groundwater provided by the defendant water purveyors as drinking water which plaintiffs ingested
and that such ingestion has caused illness, death, and
economic injury.

                      (table continued on following page)

     A. TABLE OF GROUNDWATER AND AIR POLLUTION TOXIC TORT LEGAL PROCEEDINGS
                                  (CONTINUED)
                   (*footnotes are listed following Table B)

                                                                 RELIEF    CURRENT
NAME OF COURT/DATE INSTITUTED/PLAINTIFFS/ALLEGED FACTUAL BASES   SOUGHT*   STATUS*
Austin, et al. v. Stringfellow, et al., Case No. 312339,            1         2
Riverside County Superior Court, served 10/6/98
Plaintiffs are residents (100 plus in each case) residing in the vicinity of defendants' manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege that industrial
defendants contaminated groundwater provided by the 1-3
defendant water purveyors as drinking water which plaintiffs ingested and that such ingestion has caused illness, death,
and economic injury.

Baier, et al. V. AGC, et al., Case No. EDCV 00 618 VAP (RNBx),      3         4
U. S. District Court, Central District, CA, served 6/29/00
Plaintiffs are private homeowners (30 plus) residing in the
vicinity of defendants' manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege that the four
defendants dumped, deposited, and released chemicals and other toxic waste materials that have affected the surrounding
community.

Boswell, et al. v. Suburban Water Systems, et al., Case No.         1         2
KC027318, Los Angeles County Superior Court, served 4/28/98
Plaintiffs are residents (16) residing in the vicinity of
defendants' manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege that industrial
defendants contaminated groundwater provided by the defendant water purveyors as drinking water which plaintiffs ingested
and that such ingestion has caused illness, death, and
economic injury.

Bowers, et al. v. AGC, et al., Case No. BC250817, Los Angeles       1         2
County Superior Court, served 7/17/01
Plaintiffs are residents (23) residing in the vicinity of
defendants' manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege that industrial
defendants contaminated groundwater provided by the defendant water purveyors as drinking water which plaintiffs ingested
and that such ingestion has caused illness, death, and
economic injury.

Brooks, et al. v. Suburban Water Systems et al., Case No.           1         2
KC032915, Los Angeles County Superior Court, served 10/17/00
Plaintiffs are residents (5) residing in the vicinity of
defendants' manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege that industrial
defendants contaminated groundwater provided by the defendant water purveyors as drinking water which plaintiffs ingested
and that such ingestion has caused illness, death, and
economic injury.

                      (table continued on following page)

     A. TABLE OF GROUNDWATER AND AIR POLLUTION TOXIC TORT LEGAL PROCEEDINGS
                                  (CONTINUED)
                   (*footnotes are listed following Table B)

                                                                 RELIEF    CURRENT
NAME OF COURT/DATE INSTITUTED/PLAINTIFFS/ALLEGED FACTUAL BASES   SOUGHT*   STATUS*
+California Domestic Water Co. v. AGC, et al., Case Nos.            5         6
01-18449 and 01-8871, U. S. District Court, Central District,
CA, not served
Plaintiffs are water purveyors operating in the vicinity of
defendants' manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege they extract and
serve groundwater that defendants contaminated requiring
replacement wells, higher operating costs, and defense of
toxic tort suits.

Celi, et al. v. San Gabriel Valley Water Company, et al., Case      1         2
No. GC020622, Los Angeles County Superior Court, served
4/28/98
Plaintiffs are residents (36) residing in the vicinity of
defendants' manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege that industrial
defendants contaminated groundwater provided by the defendant water purveyors as drinking water which plaintiffs ingested
and that such ingestion has caused illness, death, and
economic injury.

Criner, et al. v. San Gabriel Valley Water Company, et al.,         1         2
Case No. GC021658, Los Angeles County Superior Court, served
9/16/98
Plaintiffs are residents (4) residing in the vicinity of
defendants' manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege that industrial
defendants contaminated groundwater provided by the 1-3
defendant water purveyors as drinking water which plaintiffs ingested and that such ingestion has caused illness, death,
and economic injury.

Demciuc, et al. v. Suburban Water Systems, et al., Case No.         1         2
KC028732, Los Angeles County Superior Court, served 9/16/98
Plaintiffs are residents (11) residing in the vicinity of
defendants' manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege that industrial
defendants contaminated groundwater provided by the defendant water purveyors as drinking water which plaintiffs ingested
and that such ingestion has caused illness, death, and
economic injury.

Dominguez, et al. v. Southern California Water Company, et          1         2
al., Case No. GC021657, Los Angeles County Superior Court,
served 9/16/98
Plaintiffs are residents (6) residing in the vicinity of
defendants' manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege that industrial
defendants contaminated groundwater provided by the defendant water purveyors as drinking water which plaintiffs ingested
and that such ingestion has caused illness, death, and
economic injury.

                      (table continued on following page)

     A. TABLE OF GROUNDWATER AND AIR POLLUTION TOXIC TORT LEGAL PROCEEDINGS
                                  (CONTINUED)
                   (*footnotes are listed following Table B)

                                                                 RELIEF    CURRENT
NAME OF COURT/DATE INSTITUTED/PLAINTIFFS/ALLEGED FACTUAL BASES   SOUGHT*   STATUS*
Kerr, et al. v. AGC, Case No. EDCV 01-19 VAP (SGLx), U. S.          3         4
District Court, Central District, CA, served 12/14/00
Plaintiffs are private homeowners (4) residing in the vicinity of defendants' manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege that the four
defendants dumped, deposited, and released chemicals and other toxic waste materials that have affected the surrounding
community.

Pennington, et al. v. AGC, et al., Case No. OOAS02622,              1         2
Sacramento County Superior Court, served 6/19/00
Plaintiff is an individual residing in the vicinity of
defendants' manufacturing facilities.
Alleged Factual Bases: Plaintiff alleges that industrial
defendants contaminated groundwater provided by the three
defendant water purveyors as drinking water which plaintiff
ingested and that such ingestion has caused illness, death,
and economic injury.

++San Gabriel Valley Water Company v. AGC, et al., Case No.        15        16
CV-02-6346 ABC (RCx), U. S. District Court, C.D. CA, served
10/30/02
Plaintiff is a private drinking water purveyor with facilities located near the South El Monte Operable Unit (SEMOU).
Alleged Factual Bases: Plaintiff alleges that groundwater in the SEMOU is contaminated with chlorinated solvents that were released into the environment by Aerojet and other parties,
causing it to incur unspecified response costs and other
damages.

+San Gabriel Basin Water Quality Authority v. AGC, et al., (La      5         6
Puente), Case No. 00-03579 ABC (RCx), U. S. District Court,
Central District, CA, served 4/17/00
Plaintiffs are water purveyors operating in the vicinity of
defendants' manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege they extract and
serve groundwater that defendants contaminated requiring
replacement wells, higher operating costs, and defense of
toxic tort suits.

+San Gabriel Basin Water Quality Authority v. AGC, et al.,          5         6
(Big Dalton), Case No. 00-07042, U. S. District Court, Central
District, CA, served 9/21/00
Plaintiffs are water purveyors operating in the vicinity of
defendants' manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege they extract and
serve groundwater that defendants contaminated requiring
replacement wells, higher operating costs, and defense of
toxic tort suits.

                      (table continued on following page)

     A. TABLE OF GROUNDWATER AND AIR POLLUTION TOXIC TORT LEGAL PROCEEDINGS
                                  (CONTINUED)
                   (*footnotes are listed following Table B)

                                                                 RELIEF    CURRENT
NAME OF COURT/DATE INSTITUTED/PLAINTIFFS/ALLEGED FACTUAL BASES   SOUGHT*   STATUS*
++San Gabriel Basin Water Quality Authority v. AGC., et al.,       15        16
Case No. CV-02-4565 ABC (RCx), U. S. District Court, C.D. CA,
served 10/30/02
Plaintiff is a public drinking water purveyor with facilities located near the SEMOU.
Alleged Factual Bases: Plaintiff alleges that groundwater in the SEMOU is contaminated with chlorinated solvents that were released into the environment by Aerojet and other parties,
causing it to incur unspecified response costs and other
damages.

Santamaria, et al. v. Suburban Water Systems, et al., Case No.      1         2
KC025995, Los Angeles County Superior Court, served 2/24/98
Plaintiffs are residents (295) residing in the vicinity of
defendant's manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege that industrial
defendants contaminated groundwater provided by the defendant water purveyors as drinking water which plaintiffs ingested
and that such ingestion has caused illness, death, and
economic injury.

++Southern California Water Company v. AGC, et al., Case No.       15        16
CV-02-6340 ABC (RCx), U. S. District Court, C.D. CA, served
10/30/02
Plaintiff is a private drinking water purveyor with facilities located near the SEMOU.
Alleged Factual Bases: Plaintiff alleges that groundwater in the SEMOU is contaminated with chlorinated solvents that were released into the environment by Aerojet and other parties,
causing it to incur $1 million in response costs and other
unspecified damages.

Taylor, et al. v. AGC, et al., Case No. EDCV 01-106 VAP             3         4
(RNBx), U. S. District Court, Central District, CA, served
1/31/01
Plaintiffs are private homeowners (30 plus) residing in the
vicinity of defendants' manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege that the four
defendants dumped, deposited, and released chemicals and other toxic waste materials that have affected the surrounding
community.

++The City of Monterey Park v. AGC, et al., Case No.               15        16
CV-02-5909 ABC (RCx), U. S. District Court, C.D. CA, served
10/30/02
Plaintiff is a private drinking water purveyor with facilities located near the South El Monte Operable Unit (SEMOU).
Alleged Factual Bases: Plaintiff alleges that groundwater in the SEMOU is contaminated with chlorinated solvents that were released into the environment by Aerojet and other parties,
causing it to incur unspecified response costs and other
damages.

                      (table continued on following page)

     A. TABLE OF GROUNDWATER AND AIR POLLUTION TOXIC TORT LEGAL PROCEEDINGS
                                  (CONTINUED)
                   (*footnotes are listed following Table B)

                                                                 RELIEF    CURRENT
NAME OF COURT/DATE INSTITUTED/PLAINTIFFS/ALLEGED FACTUAL BASES   SOUGHT*   STATUS*
+Upper San Gabriel Valley Municipal Water District v AGC, Case      5         6
No. 00-05284, NM (BQRx), U. S. District Court, Central
District, CA, served 05/19/00
Plaintiffs are water purveyors operating in the vicinity of
defendants' manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege they extract and
serve groundwater that defendants contaminated requiring
replacement wells, higher operating costs, and defense of
toxic tort suits.

+Valley County Water District v. AGC, Case No. 00-10803, NM         5         6
(RZx), U. S. District Court, Central District, CA, served
10/12/00
Plaintiffs are water purveyors operating in the vicinity of
defendants' manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege they extract and
serve groundwater that defendants contaminated requiring
replacement wells, higher operating costs, and defense of
toxic tort suits.

                      (table continued on following page)

                      B. TABLE OF OTHER LEGAL PROCEEDINGS
                   (*footnotes are listed following Table B)

                                                                 RELIEF    CURRENT
NAME OF COURT/DATE INSTITUTED/PLAINTIFFS/ALLEGED FACTUAL BASES   SOUGHT*   STATUS*
McDonnell Douglas Corporation v. Aerojet-General Corporation,      11        12
Case No. CIV-01-2245, U. S. District Court, E.D. CA, served
12/17/01
Plaintiff, McDonnell Douglas Corporation (MDC), is a
co-respondent with Aerojet to state environmental orders
relating to a former rocket motor test facility MDC operated on property owned by Aerojet. The orders also apply to offsite groundwater contamination.
Alleged Factual Bases: Plaintiff alleges Aerojet refuses to
pay 50 percent of the costs required for both companies to
comply with state regulatory orders, resulting in a breach of a 1999 settlement agreement between the companies. The costs relate to groundwater remediation expenses at the Company's
Sacramento Aerojet facility and an adjacent military base,
Mather Field, in Sacramento County. The Company asserts it is not responsible for more than ten percent of the contamination and such related costs.

Olin, Inc. v. GenCorp Inc., Case No. 5:93CV2269, U.S. District     13        14
Court, N.D. Ohio, filed 10/25/93
Plaintiff, Olin, Inc. (Olin), was the operator of a former
chemical manufacturing facility owned by the Company, which
has required substantial Superfund remediation.
Alleged Factual Bases: Plaintiff, Olin, claims GenCorp is
jointly and severally liable under CERCLA for remediation
costs estimated at $70 million due to its contractual
relationship with Olin, operational activities and land
ownership by GenCorp. The Company has counterclaimed based on
Olin's breach of contractual obligations to provide insurance protection for both the Company and Olin, as required by the contract between the two companies.

Paper, Allied Industrial v. TNS, Inc. (formerly TNS, Inc. v.        9        10
NLRB, et al.), Case, No. 02-557, U. S. Supreme Court
Plaintiff, Paper, Allied-Industrial, Chemical and Energy
Workers Int'l Union (PACE or Union) filed a petition for
certiorari before the United States Supreme Court seeking
review of the judgment of the Sixth Circuit Court of Appeals in TNS, Inc. v. NLRB. PACE had intervened in the Company's
appeal in the Sixth Circuit Court of Appeals of a ruling by
the National Labor Relations Board (NLRB). PACE represents
workers at the Tennessee facility operated by the Company's
affiliate, once known as TNS, Inc. and now known as Aerojet
Ordnance Tennessee, Inc. (AOT).
Alleged Factual Bases: PACE argued in its petition for
certiorari before the United States Supreme Court that the
Sixth Circuit Court of Appeals erred when it reversed the
NLRB's ruling that AOT engaged in unfair labor practices. The
NLRB had ruled that AOT violated labor laws when it failed to rehire striking workers who ostensibly struck in 1981 over
unsafe working conditions. PACE sought reinstatement of the
former workers and back pay.

                      (table continued on following page)

                   (*footnotes are listed following Table B)

                                                                 RELIEF    CURRENT
NAME OF COURT/DATE INSTITUTED/PLAINTIFFS/ALLEGED FACTUAL BASES   SOUGHT*   STATUS*
Wotus, et al. v. GenCorp Inc. and OMNOVA Solutions Inc, Case        7         8
No. 5:00-CV-2604, U. S. District Court, N.D. Ohio (Cleveland),
served 10/12/00
Plaintiffs are four hourly retirees, three under the OMNOVA
plan and one under the GenCorp plan. They seek to certify
their claims as a class action, which if successful would
involve over 700 retirees in the case.
Alleged Factual Bases: Plaintiffs allege GenCorp's and
OMNOVA's adoption and administration of new retiree medical
plans constitute a breach of labor contracts and violate
obligations to provide lifetime medical benefits -- without
increased retiree contributions.

 1. Relief Sought: Plaintiffs seek judgment against defendants for unspecified general, special and punitive damages, diminution in value of plaintiffs' real property, medical monitoring, a constructive trust against defendants' properties to pay for plaintiffs' injuries, an order compelling defendants to disgorge profits acquired through unlawful business practices, and injunctive relief. The stay in the Adams, Allen and Pennington cases will remain in effect at least through March 2003.

 2. Current Status: These cases were stayed pending California Public Utilities Commission (PUC) investigation because PUC regulated defendants cannot be sued if the supplied drinking water did not violate state or federal standards. The Los Angeles cases have been consolidated for pre-trial proceedings. Two Master Complaints have been filed covering the cases in the San Gabriel Valley Basin. In addition, four stages of demurrers are set for hearing, initial discovery has been approved and it is currently anticipated that there will be an initial evidentiary hearing to determine whether the PUC regulated water entity defendants, during the relevant period alleged in the complaints, served water in violation of state or federal drinking water standards. The Austin case is beginning discovery.

 3. Relief Sought: Plaintiffs seek judgment against defendants for unspecified general, special and punitive damages, and diminution in value of plaintiffs' property.

 4. Current Status: These cases began discovery in early 2002.

 5. Relief Sought: Plaintiffs seek judgment against defendants for unspecified general, special damages, and injunctive relief.

 6. Current Status: The Los Angeles area cases against AGC were all dismissed without prejudice on or about September 16, 2002, in accord with agreements reached in the Project Agreement executed in March 2002 concerning the Baldwin Park Operable Unit (BPOU). There remain cross-claims filed by AGC against other PRPs. The court has a status conference scheduled for February 24, 2003 to address the remaining litigation. The Sacramento case is proceeding with trial scheduled to commence in August 2003.

 7. Relief Sought: Plaintiffs seek to reinstate benefits under prior GenCorp Retiree Medical Plans, as negotiated with their union at the time of retirement, as well as the right to participate in improvements in subsequent plans and the right to reimbursement of contributions paid in excess of those required under prior medical benefit plans.

 8. Current Status: Plaintiffs voluntarily dismissed, without prejudice, breach of fiduciary duty, misrepresentation and estoppel claims, in order to facilitate cross-motions for summary judgment. The court, however, denied the cross-motions for summary judgment on December 20, 2002. In January 2003, the court ordered the parties to submit case management plans and suggested that proceedings be stayed for six months. Negotiations regarding the possible stay are proceeding.

 9. Relief Sought: The Union sought to appeal the Sixth Circuit judgment in order to obtain reinstatement of all former employees and strikers and an award of back pay with interest (since 1981).

10. Current Status: The Supreme Court denied the petition for certiorari on January 13, 2003. Thus, as a matter of law, the judgment of the Sixth Circuit Court of Appeals in favor of the Company is in full force and effect, vacating the NLRB ruling and terminating all claims.

11. Relief Sought: MDC seeks declaratory relief and specific performance requiring AGC to pay 50 percent of the remediation expenses for Mather Field groundwater remediation.

12. Current Status: Recently, MDC and the Company entered into discussions to re-visit the temporary allocation of certain costs and a tentative settlement has been reached (see Note 9(c) in Notes to Consolidated Financial Statements).

13. Relief Sought: Plaintiff sought a declaratory judgment from the court and an award of damages in the amount of $70 million plus attorneys fees and interest.

14. Current Status: The court has found GenCorp 30 and 40 percent liable and Olin 70 and 60 percent liable, respectively, for total CERCLA remediation costs at different sites. (GenCorp's potential share of these costs, plus prejudgment interest, aggregate to approximately $29 million.) On November 21, 2002 and January 22, 2003, the trial count entered memorandum opinions and "final" judgment orders which are the subject of pending substantive and procedural motions at the United States Court of Appeals for the Sixth Circuit. In essence, GenCorp is arguing that the judgments cannot be final because the memorandum opinions specifically recognize that "pivotal" issues regarding contractual reductions in favor of GenCorp which arise from the very same contract used to establish GenCorp's CERCLA contribution liability "remain unresolved". (See Note 9(b) in Notes to Consolidated Financial Statements and the important risk factors included in "Forward Looking Statements" included in Item 7 for a more comprehensive discussion of the Olin case, including recent developments and the potential consequences of those matters.)

15. Relief Sought: These claims are based upon allegations of discharges from a former site in the El Monte area, more fully discussed under San Gabriel Valley Basin, California, South El Monte Operable Unit (SEMOU) (see Note 9(c)). AGC has notified its insurers and is defending the actions as its investigations do not identify a credible connection between the contaminants identified by the water entities in the SEMOU and those detected at AGC's former facility located in El Monte, California, near the South El Monte Operable Unit.

16. Current Status: The cases have been coordinated for ease of administration by the court. The court directed all defendants to file their responsive pleadings by February 10, 2003 pending discussions of a framework for a possible settlement.

 + Designates Baldwin Park Operable Unit (BPOU) related litigation.

++ Designates South El Monte Operable Unit (SEMOU) related litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended November 30, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is given as of December 31, 2002, and except as otherwise indicated, each individual has held the same office during the preceding five-year period.

                                                                                                          AGE
          NAME                          TITLE                  OTHER BUSINESS EXPERIENCE SINCE 12/1/97  12/31/02
Robert A. Wolfe           Chairman (since July 2002)           Chairman, Chief Executive Officer and      64
                                                               President, October 1999 -- July 2002;
                                                               Vice President of the Company and
                                                               President of Aerojet, September 1997 --
                                                               October 1999
Terry L. Hall             President and Chief Executive        Senior Vice President and Chief            48
                          Officer (since July 2002)            Operating Officer, November
                                                               2001 -- July 2002; Senior Vice
                                                               President and Chief Financial Officer
                                                               of the Company, July 2001 -- November
                                                               2001; Senior Vice President and Chief
                                                               Financial Officer; Treasurer of the
                                                               Company, October 1999 -- July 2001; on
                                                               special assignment as Chief Financial
                                                               Officer of Aerojet, May 1999 -- October
                                                               1999, Senior Vice President and Chief
                                                               Financial Officer of US Airways Group,
                                                               Inc., 1998, Chief Financial Officer of
                                                               Apogee Enterprise Inc., 1995 -- 1997
Gregory Kellam Scott      Senior Vice President, Law;          Vice President and General Counsel,        54
                          General Counsel and Secretary        Kaiser Hill Company LLC, 2000 -- 2002;
                          (since September 2002)               Justice, Colorado Supreme Court,
                                                               1993 -- 2000
Yasmin R. Seyal           Senior Vice President and Chief      Acting Chief Financial Officer, May        45
                          Financial Officer (since May 2002)   2002; Treasurer of the Company, July
                                                               2000 -- November 2001; Assistant
                                                               Treasurer and Director of Tax of the
                                                               Company, March 2000 -- July 2000;
                                                               Director of Treasury and Taxes of the
                                                               Company, October 1999 -- April 2000;
                                                               Director of Taxes as well as other
                                                               management positions within Aerojet,
                                                               1989 -- April 1999
Michael F. Martin         Vice President of the Company and    Acting President of Aerojet, April         56
                          President of Aerojet (since          2001 -- October 2001; Vice President
                          November 2001)                       and Controller of the Company, October
                                                               1999 -- November 2001; Vice President
                                                               and Controller of Aerojet, September
                                                               1993 -- October 1999
Dr. Joseph Carleone       Vice President of the Company and    Vice President and General Manager,        56
                          President of Aerojet Fine            Remote Sensing Systems and Vice
                          Chemicals LLC (since September       President, Operations at Aerojet,
                          2000)                                1999 -- 2000; Vice President,
                                                               Operations, 1997 -- 2000; Vice
                                                               President, Tactical Product Sector,
                                                               1994 -- 1997

                      (table continued on following page)

                     (table continued from preceding page)

                                                                                                          AGE
          NAME                          TITLE                  OTHER BUSINESS EXPERIENCE SINCE 12/1/97  12/31/02
Michael T. Bryant         Vice President of the Company and    President of GDX Automotive's European     40
                          President of GDX Automotive (since   operations, November 2001 -- April
                          July 2002)                           2002; Operations Director of GDX
                                                               Automotive's European operations, June
                                                               2001 -- November 2001; Vice President
                                                               Lear Corporation, March 2000 -- June
                                                               2001 and Managing Director of Lear
                                                               Corporation, U.K., May 1999 -- February
                                                               2000. Managing Director United
                                                               Technologies U.K. Ltd., February
                                                               1997 -- May 1999.
William A. Purdy, Jr.     Vice President of the Company and    Managing Director, Development,            58
                          President, Real Estate (since        Transwestern Investment Company,
                          March 2002)                          January 1997 -- March 2002; Chief
                                                               Financial Officer of American Health
                                                               Care Providers Inc., April
                                                               1996 -- January 1997
Chris W. Conley           Vice President, Environmental,       Director Environmental, Health &           44
                          Health & Safety (since October       Safety, March 1996 -- October 1999;
                          1999)                                Environmental Consultant, 1994 -- 1996.
Linda B. Cutler           Vice President, Corporate            Vice President, Communications of the      49
                          Communications (since May 2002)      Company, March 2002 -- May 2002;
                                                               Strategic Market Manager,
                                                               Telecommunications and Video Services
                                                               of Output Technology Solutions,
                                                               September 2000 -- March 2002; Vice
                                                               President, Marketing and Corporate
                                                               Communications of Output Technology
                                                               Solutions, January 2000 -- September
                                                               2000; Vice President, Investor
                                                               Relations and Corporate Communications
                                                               of USCS International, April
                                                               1996 -- December 1999.
Douglas Jeffries          Vice President, Controller (since    Executive Vice President and Chief         46
                          July 2002)                           Operating Officer of Red Herring
                                                               Communications, July 1999 -- May 2002;
                                                               Vice President and Chief Financial
                                                               Officer of Alaris Medical Inc., August
                                                               1997 -- October 1998
Kari Van Gundy            Vice President, Treasurer (since     Senior Vice President, eCommerce Zenith    45
                          October 2002)                        Insurance Company, June 2000 --
                                                               September 2002; Senior Vice President,
                                                               Finance & Treasurer, CalFarm Insurance
                                                               Company, May 1997 -- September 1999

     The Company's executive officers generally hold terms of office of one year and/or until their successors are elected.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

     The Company's common stock, $0.10 par value (Common Stock) is listed on the New York and Chicago Stock Exchanges. As of January 10, 2003, there were 11,148 holders of record of the Company's Common Stock. During each quarter in fiscal 2002, fiscal 2001 and fiscal 2000, the Company paid a quarterly cash dividend on its Common Stock of $0.03 per share. Information concerning long-term debt, including material restrictions relating to payment of dividends on the Company's Common Stock appears in Part II, Item 7 under the caption "Liquidity and Capital Resources" and at Note 6 in Notes to Consolidated Financial Statements and is incorporated herein by reference.

     The high and low sales prices of the Company's Common Stock as reported on the New York Stock Exchange Composite Tape were:

                              PERIOD                            HIGH     LOW
                              ------                           ------   ------
2002   Fourth quarter.......................................   $11.16   $ 6.75
       Third quarter........................................   $14.35   $ 9.75
       Second quarter.......................................   $15.95   $10.95
       First quarter........................................   $14.78   $10.64
2001   Fourth quarter.......................................   $13.10   $10.95
       Third quarter........................................   $14.20   $11.65
       Second quarter.......................................   $12.45   $10.06
       First quarter........................................   $12.50   $ 7.81

ITEM 6.  SELECTED FINANCIAL DATA

                                                                            YEAR ENDED NOVEMBER 30,
                                                              ----------------------------------------------------
                                                                2002       2001       2000       1999       1998
                                                              --------   --------   --------   --------   --------
                                                              (DOLLARS IN MILLIONS, EXCEPT PER SHARE AND DIVIDEND
                                                                                    AMOUNTS)
Net sales (1)
    GDX Automotive..........................................   $  806     $  808     $  485     $  456     $  375
    Aerospace and Defense...................................      277        640        534        570        673
    Fine Chemicals..........................................       52         38         28         45         --
                                                               ------     ------     ------     ------     ------
                                                               $1,135     $1,486     $1,047     $1,071     $1,048
                                                               ======     ======     ======     ======     ======
Income (loss) from continuing operations before income taxes
    GDX Automotive..........................................   $   38     $   (4)    $   29     $   16     $    3
    Aerospace and Defense...................................       59        131        104         67         68
    Fine Chemicals..........................................        3        (14)       (14)        (5)        --
    Segment restructuring (2)...............................       (2)       (30)        --         --         --
    Segment unusual items, net (2)..........................      (12)       149         --         21          9
                                                               ------     ------     ------     ------     ------
         Segment operating profit...........................       86        232        119         99         80
    Interest expense........................................      (16)       (33)       (18)        (6)        (6)
    Corporate and other expenses, net.......................      (25)        (4)       (18)       (10)       (14)
    Other restructuring (2).................................       --        (10)        --         --         --
    Other unusual items, net (2)............................       (3)         2          4         (9)        --
                                                               ------     ------     ------     ------     ------
         Income from continuing operations before income
           taxes............................................   $   42     $  187     $   87     $   74     $   60
                                                               ======     ======     ======     ======     ======
    Income from continuing operations, net of income
      taxes.................................................   $   30     $  128     $   52     $   45     $   38
    Income from discontinued operations, net of income
      taxes.................................................       --         --         --         26         46
    Cumulative effect of change in accounting principle, net
      of income taxes (3)...................................       --         --         74         --         --
                                                               ------     ------     ------     ------     ------
         Net income.........................................   $   30     $  128     $  126     $   71     $   84
                                                               ======     ======     ======     ======     ======
Basic earnings per share of Common Stock
    Income from continuing operations.......................   $ 0.71     $ 3.03     $ 1.24     $ 1.09     $ 0.91
    Income from discontinued operations.....................       --         --         --       0.63       1.11
    Cumulative effect of change in accounting
      principle (3).........................................       --         --       1.76         --         --
                                                               ------     ------     ------     ------     ------
         Total..............................................   $ 0.71     $ 3.03     $ 3.00     $ 1.72     $ 2.02
                                                               ======     ======     ======     ======     ======
Diluted earnings per share of Common Stock
    Income from continuing operations.......................   $ 0.69     $ 3.00     $ 1.23     $ 1.07     $ 0.90
    Income from discontinued operations.....................       --         --         --       0.63       1.09
    Cumulative effect of change in accounting
      principle (3).........................................       --         --       1.76         --         --
                                                               ------     ------     ------     ------     ------
         Total..............................................   $ 0.69     $ 3.00     $ 2.99     $ 1.70     $ 1.99
                                                               ======     ======     ======     ======     ======
Cash dividends paid per share of Common Stock...............   $ 0.12     $ 0.12     $ 0.12     $ 0.48     $ 0.60
Other financial data
    Capital expenditures....................................   $   45     $   49     $   82     $   97     $   68
    Depreciation and amortization...........................   $   66     $   77     $   50     $   44     $   43
    Total assets............................................   $1,636     $1,468     $1,325     $1,232     $1,743
    Long-term debt, including current maturities............   $  387     $  214     $  190     $  149     $  356

---------------

(1) See Notes 1(a) and 7 in Notes to Consolidated Financial Statements for information relating to business acquisition and disposition activities.

(2) See Note 13 in Notes to Consolidated Financial Statements for information on restructuring and unusual items included in the Company's financial results.

(3) See Note 8(a) in Notes to Consolidated Financial Statements for additional information related to the change in accounting principle.

Note: Comparable, discrete financial information is not available for the Fine
      Chemicals segment for 1998. Results for the Fine Chemicals segment are included in the results for the Aerospace and Defense segment for that year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following section pertains to activity included in the Company's Consolidated Statements of Operations, which are contained in Part II, Item 8 of this report.

     The discussion of segment results of operations excludes restructuring and unusual items. See discussion of restructuring and unusual items following the discussion of segment results. As discussed under "Forward-Looking Statements", the forward-looking statements contained herein involve certain risks, estimates, assumptions and uncertainties with respect to future sales and activity levels, cash flows, contract performance, the outcome of contingencies including environmental remediation and anticipated costs of capital. Some of the important factors that could cause the Company's actual results or outcomes to differ from those discussed herein are listed under "Forward-Looking Statements."

GDX AUTOMOTIVE SEGMENT

Fiscal 2002

     Sales for the GDX Automotive segment were relatively unchanged at $806 million in fiscal 2002 compared to $808 million in fiscal 2001. Favorable current exchange rate effects of $13 million and full year of sales from the Draftex acquisition (versus eleven months in 2001) contributed to 2002 sales. Pricing concessions of $21 million granted to GDX Automotive customers offset this increase in sales.

     The GDX Automotive segment returned to profitability in fiscal 2002, with operating profit improving to $38 million compared to an operating loss of $4 million in the preceding year. In fiscal 2001, GDX Automotive initiated restructuring programs to lower production costs and improve efficiency. As a result, fiscal 2002 labor costs at the North American plants decreased $25 million from the previous year, overhead declined nearly $22 million, material purchase prices declined $10 million and improved scrap rates positively impacted segment operating profit by more than $7 million. Also contributing to the increase in operating profit were reductions in accounts receivable and inventory valuation allowances, aggregating $3 million, resulting from improved asset management. Operating results were negatively impacted by $21 million in pricing concessions discussed above, and a $6 million decline in income from employee retirement benefit plans.

Fiscal 2001

     In December 2000, the Company completed the acquisition of the Draftex business of Laird. The purchase price of the Draftex business was $215 million, including cash of $209 million and direct acquisition costs of $6 million, subject to certain purchase price adjustments provided for in the acquisition agreement. In February 2002, purchase price adjustments were finalized resulting in a $10 million reduction in the purchase price. The acquisition included Draftex's Germany-based worldwide headquarters and International European Technical Center, and 11 manufacturing plants in Germany, France, Czech Republic, Spain, China and the U.S.

     Sales for the Company's GDX Automotive segment totaled $808 million for fiscal 2001, an increase of 67 percent compared with fiscal 2000 net sales of $485 million. The increase was accounted for by the acquisition of the Draftex business in December 2000. Sales attributable to the Draftex business for fiscal 2001 were $357 million for the eleven months in fiscal 2001 that the Company owned this business. The decrease in sales from the $437 million recorded by Draftex as an independent entity for its fiscal 2000 (prior to being acquired by the Company), reflects activity for one less month and the loss of several contracts with Ford, Renault and Volkswagen. The remainder of the GDX Automotive segment experienced decreased sales year-over-year of $34 million from $485 million in fiscal 2000 to $451 million in fiscal 2001 primarily related to lower volumes of components for the General Motors Grand Am and S-10 truck platforms. The decrease in sales from the loss of those contracts was partially offset by an increase in sales principally related to the GM full-size pick-up and sport utility vehicles and the Ford full-size pick-up and redesigned Explorer.

     The operating loss for the GDX Automotive segment was $4 million for fiscal 2001 compared with operating profit of $29 million in fiscal 2000. Operating profits in fiscal 2001 were negatively affected by initial production start-up costs, particularly with the redesigned Ford Explorer and GM SUVs. The loss of business not otherwise replaced, as discussed above, and an increase in health care costs and certain period costs associated with restructuring activities also contributed to the segment's decreased financial performance in fiscal 2001 as compared to fiscal 2000.

AEROSPACE AND DEFENSE SEGMENT

Fiscal 2002

     Sales for the Aerospace and Defense segment totaled $277 million for fiscal 2002, compared to $640 million in fiscal 2001. The decrease reflects Aerojet's sale of its EIS business in October 2001 (as described more fully in Note 7 in Notes to Consolidated Financial Statements), and a $28 million sale of real estate in fiscal 2001. Excluding the results of the EIS business and the sale of real estate, sales for the segment increased $63 million in fiscal 2002 compared to the prior year. Approximately $54 million of the sales increase was generated from the delivery of a NASA X-38 DeOrbit Propulsion Stage, Aerojet's work on the COBRA booster engine and other propulsion technologies for NASA's second-generation reusable launch vehicle program, Aerojet's Titan IV launch vehicle propulsion systems, and increased activity on the Phase II Liquid Divert and Attitude Control System for the missile defense system's ground based interceptor vehicle, offset by decreased sales on the Delta II upper stage pressure-fed liquid rocket engine. Additional sales increases of $7 million were due to increased volume related to ordnance programs and $8 million from GDSS, which was acquired in October 2002. Aerojet has received notice that, due to funding constraints, the customer would not extend the COBRA contract beyond September 2002. The contract contributed $19 million in sales and $1 million in segment operating profit in 2002.

     Operating profit for the Aerospace and Defense segment was $59 million for fiscal 2002, compared to $131 million in fiscal 2001. Excluding the results of the EIS business, the $23 million gain on the real estate sale in 2001 and a $24 million decrease in income from employee retirement benefit plans, operating profit for the segment increased by $5 million in fiscal 2002 compared to the prior year reflecting higher sales volumes and improved contract profits.

     For the Company's real estate activities, fiscal 2002 sales were $6 million compared to $36 million in 2001 and pre-tax profits in 2002 were $3 million compared to $26 million in 2001. As noted above, 2001 results included a $28 million real estate sale, which resulted in a gain of $23 million.

     In October 2002, Aerojet acquired GDSS for cash of $93 million, including transaction costs. Aerojet's 2002 operating results include sales of $8 million and negligible earnings from this acquired business. In conjunction with the acquisition, in-process research and development costs of $6 million were expensed (see Note 7 in Notes to Consolidated Financial Statements).

     As of November 30, 2002, Aerojet's contract backlog was $773 million. The comparable amount for fiscal 2001 was $603 million. Funded backlog, which includes only the amount of those contracts for which money has been directly authorized by the U.S. Congress, or for which a firm purchase order has been received by a commercial customer, was $416 million as of November 30, 2002. The comparable fiscal 2001 amount was $366 million. Aerojet was recently notified that funding for the Titan Program will be restructured in fiscal 2003 reducing Aerojet's funded backlog by $58 million with total contract backlog remaining unchanged. However, Aerojet expects this funding to be incrementally restored in future years.

Fiscal 2001

     Sales for the Aerospace and Defense segment reached $640 million, an increase of $106 million over sales in fiscal 2000 of $534 million. The increase was primarily the result of an increase in sales from the Space Based Infrared System (SBIRS) program, the Advanced Technology Microwave Sounder (ATMS) program, and subcontract work performed on the F-22 fighter aircraft. Programs with decreased sales year-over-year included the Titan IV launch vehicle and the Seek-And-Destroy-Armor (SADARM) program. The SBIRS, ATMS and SADARM programs were part of the Company's EIS business, which was sold to Northrop in October 2001 (see discussion below). Excluding the results of the EIS business, sales for the segment increased marginally year-over-year.

     Operating profit for the Aerospace and Defense segment was $131 million for fiscal 2001. The comparable amount for fiscal 2000 was $104 million. Profitability in fiscal 2001 was favorably impacted by the results of the Company's real estate business, income from employee retirement benefit plans and the SBIRS program. These favorable impacts were partially offset by a lower contribution from the Titan IV program and a $9 million reserve recorded during fiscal 2001 related to the Atlas V launch vehicle program. Excluding the results of the EIS business, the gain on the real estate sale discussed below, operating profit for the segment decreased $4 million year-over-year.

     For fiscal 2001, sales attributable to the Company's real estate activities were $36 million and operating profit was $26 million compared to sales of $6 million and operating profit of $2 million in fiscal 2000. In November 2001, Aerojet completed the sale of approximately 1,100 acres of property in Sacramento County, California, for $28 million. The property lies outside of the Aerojet Superfund site boundaries and is not a part of the approximately 2,600 acres of land carved out of the Superfund site designation under an agreement with federal and state government regulators (see also Note 9(c) in Notes to Consolidated Financial Statements). A $23 million gain resulted from the land sale transaction.

     Aerojet finalized the sale of its EIS business to Northrop for $315 million in cash on October 19, 2001 subject to certain working capital adjustments as defined in the agreement. In April 2002, Aerojet reached an agreement with Northrop whereby, the purchase price was reduced by $6 million. The purchase price reduction was recorded as a charge to operations. The gain on the transaction, before the purchase price adjustment, was $206 million. The EIS business had sales of $398 million and operating profit of $30 million for the period December 1, 2000 through October 19, 2001 (see Note 7 in Notes to Consolidated Financial Statements).

     As of November 30, 2001, Aerojet's contract backlog was $603 million. The comparable amount as of November 30, 2000 (excluding those programs that were part of the former EIS business) was $746 million. The inability of a commercial customer to raise additional required funding accounted for a decrease of $146 million in contract backlog from fiscal 2000 to fiscal 2001. Funded backlog, which includes only the amount of those contracts for which money has been directly authorized by the U.S. Congress, or for which a firm purchase order has been received by a commercial customer, was $366 million as of November 30, 2001. As of November 30, 2000, the comparable amount (excluding those programs that were part of the EIS business) was $383 million.

FINE CHEMICALS SEGMENT

Fiscal 2002

     In December 2001, the Company reacquired the 40 percent minority interest in AFC held by NextPharma. As part of the transaction, other agreements between the two companies were terminated, including a comprehensive sales and marketing agreement. With the termination of these agreements, AFC has reassumed responsibility for sales, marketing and customer interface.

     Sales for AFC totaled $52 million in fiscal 2002, compared to $38 million for fiscal 2001. The improvement reflects AFC's successful resumption of internal sales and marketing responsibilities and increased demand for products launched in 2001.

     Operating profit for fiscal 2002 was $3 million compared to an operating loss of $14 million for fiscal 2001. The significant improvement in AFC's financial performance reflects higher sales volume and the results of restructuring actions initiated in 2001, which included an approximate 40 percent reduction in AFC's workforce. Additionally, fiscal 2001 results included costs of $5 million paid to NextPharma under the now terminated sales and marketing arrangement and reflected start-up associated with the launch of several new products.

Fiscal 2001

     In June 2000, the Company sold a 20 percent equity interest in AFC to NextPharma for $25 million in cash and exchanged an additional 20 percent equity interest in AFC for an approximate 35 percent equity interest in

NextPharma's parent company. The Company continued to manage, operate, and consolidate AFC as majority owner after the transaction. In connection with the transaction, the Company recorded a gain on the sale of a minority interest in its subsidiary of $5 million. In addition, the Company initially recorded minority interest of $26 million, included in other long-term liabilities, and an investment in NextPharma's parent company of $6 million.

     AFC's sales in fiscal 2001were $38 million, compared to $28 million for fiscal 2000. AFC began producing several new products in 2001, leveraging a major investment in new facilities and equipment in 2000 and 1999. Operating loss for each of fiscal 2001 and fiscal 2000 was $14 million. AFC's operating margin for fiscal 2001were adversely affected by an increase in new product start-up costs, which offset the effects of higher sales. The launch of new products typically includes a period of time when various start-up activities and related production inefficiencies occur.

INTEREST EXPENSE

     Interest expense decreased to $16 million in fiscal 2002 from $33 million in fiscal 2001 due to lower debt levels and lower interest rates. Average debt balances during fiscal 2002 were $285 million compared to $408 million during fiscal 2001. The Company's average interest rates decreased to 5.24 percent in fiscal 2002 from 7.65 percent in fiscal 2001.

     Interest expense increased to $33 million in fiscal 2001 from $18 million in fiscal 2000. The $15 million increase in fiscal 2001 was due to higher average debt levels resulting from the Draftex acquisition in December 2000.

CORPORATE AND OTHER EXPENSES

     Corporate and other expenses increased to $25 million in fiscal 2002 from $4 million in fiscal 2001. The increase in fiscal 2002 was due to $6 million in costs for outside legal advisors and accounting consultants involved in the special review of prior year accounting issues at GDX Automotive and reduced income from employee retirement benefit plans of $7 million. Fiscal 2001 corporate and other expenses included a gain of $11 million related to the settlement of foreign currency forward contracts. Corporate and other expenses included amortization of debt financing costs of $4 million in fiscal 2002 and $3 million in fiscal 2001.

     Corporate and other expenses decreased to $4 million in fiscal 2001 from $18 million in fiscal 2000. Fiscal 2000 included an $8 million charge related to the expiration of foreign currency option contracts. Excluding foreign currency transactions, fiscal 2001 corporate and other expenses increased $5 million from fiscal 2000 due to higher amortization of acquired goodwill and other intangible assets.

RESTRUCTURING AND UNUSUAL ITEMS

                                                                  YEAR ENDED
                                                                 NOVEMBER 30,
                                                              -------------------
                                                              2002   2001    2000
                                                              ----   -----   ----
                                                                  (MILLIONS)
RESTRUCTURING:
     GDX Automotive.........................................  $ 2    $  29   $--
     AFC....................................................   --        1    --
     Corporate headquarters.................................   --       10    --
                                                              ---    -----   ---
                                                              $ 2    $  40   $--
                                                              ===    =====   ===
  UNUSUAL ITEMS:
     Write-off of GDSS in-process research and
       development..........................................  $ 6    $  --   $--
     Aerojet sale of EIS business...........................    6     (206)   --
     Aerojet inventory write-down and accrual related to a
       commercial launch vehicle program....................   --       48    --
     Tax-related (customer reimbursements of tax
       recoveries)..........................................   --        9    --
     Gain on sale of equity interest in AFC.................   --       --    (5)
     Environmental remediation insurance cost recovery......   --       (2)   (3)
     Charge for pension settlement for a discontinued
       operation............................................   --       --     3
     Loss on sale of property related to a discontinued
       operation............................................   --       --     1
     Reacquisition of AFC minority interest.................    2       --    --
     Write-off of bank fees for Term Loan C repayment.......    1       --    --
                                                              ---    -----   ---
                                                              $15    $(151)  $(4)
                                                              ===    =====   ===

     In September 2002, the Company announced a restructuring in the GDX Automotive segment. The plan will result in the closure of a plant in Germany and reduced staffing levels at the Farmington Hills, Michigan headquarters. A $2 million charge for the cost of the restructuring was included in segment operating results.

     In October 2002, Aerojet charged $6 million to expense for acquired in-process research and development resulting from the acquisition of GDSS. The charge is included in segment operating results.

     In April 2002, Aerojet reached an agreement with Northrop on purchase price adjustments related to the sale of its EIS business whereby Aerojet reduced the purchase price by $6 million. The purchase price reduction is recorded as an expense in segment operating results.

     In December 2001, the Company reacquired the minority ownership interest in its AFC subsidiary and certain agreements between AFC and NextPharma were terminated, resulting in an expense of $2 million.

     In fiscal 2001, the Company implemented restructuring plans which included GDX Automotive, AFC and Corporate Headquarters. The GDX Automotive restructuring program and segment consolidation included the closure of the Marion, Indiana and Ballina, Ireland manufacturing facilities and resulted in the elimination of approximately 760 employee positions. The decision to close these facilities was precipitated by excess capacity and deterioration of performance and losses at these sites. The decision to close the Ballina, Ireland plant also reflected difficulty in retaining plant personnel in light of record employment levels in the region. Remaining programs from these facilities were transferred to other facilities. This restructuring program resulted in a charge of $29 million. The restructuring program was substantially complete by the end of fiscal 2001. There was an additional restructuring program directed at the Draftex business, which resulted in the elimination of more than 500 employee positions and an adjustment of the goodwill recorded as part of the Draftex acquisition. The restructuring plan implemented at AFC during fiscal 2001 included the elimination of 50 employee positions and resulted in a charge of $1 million. This program was designed to "right-size" AFC's workforce. The Company also implemented a restructuring of its corporate headquarters. The restructuring included an early retirement program which was offered to certain eligible employees. The program resulted in a $10 million charge to operations.

     In fiscal 2001, the Company recorded a gain of $206 million related to the sale of EIS to Northrop in October 2001. The transaction is discussed above under the discussion of results of operations for the Aerospace and Defense segment. Also in fiscal 2001, Aerojet recorded an inventory write-down of $46 million related to its participation as a propulsion supplier to a commercial launch vehicle program and also recorded a $2 million accrual for outstanding obligations connected with this effort. Aerojet's inventory consisted of program-unique rocket engines and propulsion systems primarily intended for use in commercial reusable launch vehicles. The inventory write-down reflected the inability of a commercial customer to secure additional funding, no alternative purchasers willing to acquire inventory held by Aerojet and no market value.

     In fiscal 2001, the Company settled outstanding claims with the Internal Revenue Service and the State of California. The benefit of the tax refunds, $13 million on an after-tax basis, was recorded in the income tax provision. The portion of the tax refunds that will be repaid to the Company's defense customers is reflected as an unusual expense item of $9 million in segment income ($5 million after tax). Accordingly, after repayment to the Company's defense customers, the Company will retain $8 million of the claims settled.

ENVIRONMENTAL REMEDIATION COSTS

     The Company's policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes a significant amount of resources and management attention to environmental matters and actively manages its ongoing processes to comply with environmental laws and regulations. The Company is involved in the remediation of environmental conditions that resulted from generally accepted manufacturing and disposal practices in the 1950's and 1960's followed at certain plants. In addition, the Company has been designated a PRP with other companies at third party sites undergoing investigation and remediation (see Note 9 in Notes to Consolidated Financial Statements).

     Estimating environmental remediation costs is difficult due to the significant uncertainties inherent in these activities, including the extent of the remediation required, changing governmental regulations and legal standards regarding liability, evolving technologies and the long periods of time over which most remediation efforts take place. In accordance with the American Institute of Certified Public Accountants' Statement of Position 96-1, Environmental Remediation Liabilities (SOP 96-1) and Staff Accounting Bulletin No. 92, Accounting and Disclosure Relating to Loss Contingencies, the Company:

          - Accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred, and when its proportionate share of the costs can be reasonably estimated. In some cases only a range of reasonably possible costs can be estimated. In establishing the Company's reserves, the most probable estimate is used when determinable and the minimum estimate is used when no single amount is more probable.

          - Records related estimated recoveries when such recoveries are deemed probable.

(i) Reserves

     The Company periodically prepares complete reexaminations of estimated future remediation costs that could be incurred by the Company. These periodic reexaminations take into consideration the investigative work and analysis of the Company's engineers, engineering studies performed by outside consultants, and the advice of its legal staff and outside attorneys regarding the status and anticipated results of various administrative and legal proceedings.

     During fiscal 2002, the Company completed a review of estimated future environmental costs which incorporated, but was not limited to, the following:
(i) status of work completed since the last estimate; (ii) expected cost savings related to the substitution of new remediation technology and to information not available previously; (iii) obligations for reimbursement of regulatory agency service costs; (iv) updated BPOU cost estimates; (v) costs of complying with the Western Groundwater Administrative Order, including replacement water and remediation upgrades; (vi) estimated costs related to the Inactive Rancho Cordova Test Site

(IRCTS) and Aerojet's Sacramento site; (vii) new information related to the extent and location of previously identified contamination; and (viii) additional construction contingencies. This re-examination of estimated future remediation costs resulted in a net increase in the Company's environmental reserves of $107 million.

     A summary of the Company's environmental reserve activity is shown below (in millions):

                       NOVEMBER 30,       2001       NOVEMBER 30,     2002          2002       NOVEMBER 30,
                           2000       EXPENDITURES       2001       ADDITIONS   EXPENDITURES       2002
                       ------------   ------------   ------------   ---------   ------------   ------------
Aerojet..............      $320           $(68)          $252         $107          $(41)          $318
Other sites..........        33             (6)            27           --            (5)            22
                           ----           ----           ----         ----          ----           ----
Total................      $353           $(74)          $279         $107          $(46)          $340
                           ====           ====           ====         ====          ====           ====

(ii) Estimated Recoveries

     On January 12, 1999, Aerojet and the U.S. government implemented the October 1997 Agreement in Principle ("Global Settlement") resolving certain prior environmental and facility disagreements, with retroactive effect to December 1, 1998. The Global Settlement covered all environmental contamination at the Sacramento and Azusa sites. Under the Global Settlement, Aerojet and the U.S. government resolved disagreements about an appropriate cost-sharing ratio. The Global Settlement provides that the cost-sharing ratio will continue for a number of years.

     Pursuant to the Global Settlement covering environmental costs associated with Aerojet's Sacramento site and its former Azusa site, the Company can recover up to 88 percent of its environmental remediation costs for these sites through the establishment of prices for Aerojet's products and services sold to the U.S. government. The ability of Aerojet to continue recovering these costs from the U.S. government depends on Aerojet's sustained business volume under U.S. government contracts and programs and the relative size of Aerojet's commercial business.

     In conjunction with the sale of EIS, Aerojet entered into an agreement with Northrop whereby Aerojet will be reimbursed by Northrop for 50 percent of environmental expenditures eligible for recovery under the Global Settlement. Amounts reimbursed are subject to annual limitations, with excess amounts carrying over to subsequent periods, the total of which will not exceed $190 million over the term of the agreement, which ends in 2028. As of November 30, 2002, $178 million in potential future reimbursements was available over the remaining life of the agreement.

     In conjunction with the review of its environmental reserves discussed above, the Company revised its estimate of costs that will be recovered under the Global Settlement based on business expected to be conducted under contracts with the U.S. government and its agencies in the future. The adjustments to the environmental remediation reserves and estimated future cost recoveries did not affect operating results in fiscal 2002 as the impact of increases to the reserves of $107 million was offset by increased estimated future recoveries.

     The effect of the final resolution of environmental matters and the Company's obligations for environmental remediation and compliance cannot be accurately predicted due to the uncertainty concerning both the amount and timing of future expenditures. The Company believes, on the basis of presently available information, that the resolution of environmental matters and the Company's obligations for environmental remediation and compliance will not have a material adverse effect on the Company's results of operations, liquidity or financial condition. The Company will continue its efforts to mitigate past and future costs through pursuit of claims for recoveries from insurance coverage and other PRPs and continued investigation of new and more cost effective remediation alternatives and associated technologies.

     For additional discussion of environmental and related legal matters (see
Note 9 in Notes to Consolidated Financial Statements).

CHANGE IN ACCOUNTING PRINCIPLE

     Effective December 1, 1999, the Company changed its methods for determining the market-related value of plan assets used in determining the expected return-on-assets component of annual net pension costs and the amortization of gains and losses for both pension and postretirement benefit costs. Under the previous accounting method, the market-related value of assets was determined by smoothing assets over a five-year period. The new method shortens the smoothing period for determining the market-related value of plan assets from a five-year period to a three-year period. The changes result in a calculated market-related value of plan assets that is closer to current value, while still mitigating the effects of short-term market fluctuation. The new method also reduces the substantial accumulation of unrecognized gains and losses created under the previous method due to the disparity between fair value and market-related value of plan assets. Under the previous accounting method all gains and losses were subject to a ten percent corridor and amortized over the expected working lifetime of active employees (approximately 11 years). The new method eliminates the ten percent corridor and reduces the amortization period to five years which could result in greater volatility in annual net pension costs. The changes resulted in a one-time after-tax gain of $74 million in the first quarter of fiscal 2000. The changes have no effect on the funded status of the pension or other postretirement benefit plans, and the employee and retiree benefit plans remain unchanged.

BUSINESS OUTLOOK

     As discussed under "Forward-Looking Statements" following this section, the forward-looking statements contained herein involve certain risks, estimates, assumptions and uncertainties with respect to future sales and activity levels, cash flows, contract performance, the outcome of contingencies including environmental remediation and anticipated costs of capital. These statements do not include the potential impact of any mergers, acquisitions, asset sales, or other strategic transactions that may be completed after November 30, 2002. Some of the important factors that could cause the Company's actual results or outcomes to differ from those discussed herein are listed under "Forward-Looking Statements."

     The Company expects net earnings in fiscal 2003 to be lower than fiscal 2002 primarily attributable to the decrease in pre-tax income from employee retirement benefit plans of $37 million in fiscal 2002 to a minimal amount of income or expense for fiscal 2003. The Company expects diluted earnings per share for fiscal 2003 to be in the range of $0.41 to $0.46 per share and for the first quarter to be in the range of $0.04 to $0.06 per share. Excluding income from employee retirement benefit plans, the Company expects fiscal 2003 net earnings from operations to increase by approximately 20 percent over 2002.

     The Company's GDX Automotive segment is forecasting fiscal 2003 sales to be in the range of $700 to $730 million. This forecast reflects a reduction when compared to fiscal 2002 sales, and is driven primarily by a combination of anticipated OEM price reductions and the discontinuation of unprofitable platforms. GDX Automotive expects its segment operating profit margins to be between 5.5 percent and 7.0 percent in fiscal 2003. GDX Automotive expects to continue realizing production efficiencies from its continuing consolidation and integration efforts. However, results are largely dependent on vehicle sales and production rates associated with platforms for which the segment provides parts.

     The Company's Aerospace and Defense segment is forecasting fiscal 2003 sales to be in the range of $265 to $275 million. Expected fiscal 2003 sales increases are partially offset by NASA funding issues, which resulted in the cancellation of the COBRA booster engine program. In addition, fiscal 2002 sales included sales from a NASA X-38 De-Orbit Propulsion Stage contract, which was completed in fiscal 2002. Aerojet's projected fiscal 2003 segment operating profit margin is expected to be between 11.0 percent and 13.0 percent.

     The Company's Fine Chemicals segment is forecasting fiscal 2003 sales in the range of $52 million to $57 million and operating margins between 6.5 percent and 8.5 percent. During fiscal 2002, Fine Chemicals' increased production volumes and focus on improving operational and manufacturing efficiencies yielded improved operating margins, a trend that is expected to continue into fiscal 2003.

     Interest expense is forecasted to be in the range of $22 million to $26 million in fiscal 2003. A portion of the Company's debt carries variable interest rates; material changes in interest rates could impact this forecast.

     The tax rate for fiscal 2003 is expected to be approximately 38 percent compared to 28 percent in fiscal 2002.

     Depreciation and amortization is expected to be in the range of $67 million to $70 million in fiscal 2003.

     Capital spending is expected to be in the range of $50 million to $60 million in fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

     The Company broadly defines liquidity as its ability to generate sufficient operating cash flows, as well as its ability to obtain debt and equity financing and to convert to cash those assets that are no longer required to meet its strategic financial objectives. Changes in net cash provided by operating activities generally reflect earnings plus depreciation and amortization and other non-cash charges and the effect of changes in working capital. Changes in working capital generally are the result of timing differences between the collection of customer receivables and payment for materials and operating expenses.

     The Company's liquidity in fiscal 2002 was supplemented by borrowings under a credit facility to cover a negative operating cash flow of $23 million, to finance capital expenditures of $45 million, and $101 million related to the acquisition of GDSS and the re-acquisition of the minority ownership interest in AFC.

     In fiscal 2001 cash generated from the sale of the EIS business funded negative operating cash flow of $69 million, capital expenditures of $49 million and the acquisition of the Draftex business of $184 million.

     As of November 30, 2002, the Company's cash and cash equivalents totaled $48 million and the ratio of current assets to current liabilities, or current ratio, was 1.09. As of November 30, 2001, the Company's cash and cash equivalents were $44 million and the current ratio was 0.95.

Net Cash Used in Operating Activities

     Net cash used in operating activities for fiscal 2002 and 2001 was $23 million and $69 million, respectively. Net cash provided by operating activities for fiscal 2000 was $23 million. Net cash used in operating activities for fiscal 2002 was $50 million less than fiscal 2001. Both the GDX Automotive and Fine Chemicals segments had improved operating results and generated positive cash flows from operations in fiscal 2002. These improvements were offset by increased working capital requirements for the Aerospace and Defense segment and an increase in corporate and other expenses. The decrease in operating cash flow for fiscal 2001 compared with fiscal 2000 reflects payment of certain current liabilities that were assumed as part of the Draftex acquisition, the cash impact of restructuring activities, increased environmental expenditures and decreased financial performance of the GDX Automotive segment. The Draftex acquisition completed in fiscal 2001 resulted in the Company purchasing primarily long-term assets and assuming short-term obligations.

Net Cash Used in Investing Activities

     Net cash used in investing activities for fiscal 2002 was $141 million, compared to net cash provided of $94 million in fiscal 2001, and net cash used of $57 million in fiscal 2000.

     Investing activities included capital expenditures of $45 million, $49 million and $82 million for fiscal 2002, 2001 and 2000, respectively. Capital expenditures directly support the Company's contracts and customer requirements and are primarily made for asset replacement, capacity expansion, development of new projects, cost reduction initiatives and safety and productivity improvements. Decreased capital expenditures for fiscal 2002 and 2001 reflect management initiatives to reduce capital outlays where practical. Capital expenditures for fiscal 2001 included $6 million related to Aerojet's EIS business, which was sold in October 2001. Capital expenditures in fiscal 2000 included significant investments in support of the SBIRS program (an EIS program) and new manufacturing facilities at AFC.

     Investing activities for fiscal 2002 included cash outflows of $93 million paid for the purchase of GDSS, $8 million related to the Company's reacquisition of the minority ownership interest in AFC and $6 million related to a purchase price adjustment for the sale of EIS. These cash outflows were offset by $10 million received for the final purchase price adjustment on the Draftex acquisition.

     Investing activities for fiscal 2001 include proceeds of $315 million from the sale of the EIS business and outflows of $184 million related to the purchase of the Draftex business.

Net Cash Provided by Financing Activities

     Net cash provided by financing activities for fiscal 2002 was $165 million compared with $2 million for fiscal 2001, and $28 million for fiscal 2000.

     The Company has a senior credit facility (Restated Credit Facility) which provides for a revolving credit facility, expiring December 28, 2005, and term loans. In 2002, the Company issued convertible subordinated notes (see Note 6 in Notes to Consolidated Financial Statements). The Company paid dividends of $5 million in all periods presented.

     The Restated Credit Facility is secured by substantially all of the assets of the Company and contains certain restrictive covenants that require the Company to meet specific financial ratios and restricts capital expenditures, the ability to incur additional debt, the disposition of assets including real estate, and certain other transactions. The Company was in compliance with all financial ratios as of November 30, 2002.

     The Company's borrowing activity in fiscal 2002 was as follows (millions):

                                NOVEMBER 30,                                     NOVEMBER 30,
                                    2001       ADDITIONS   PAYMENTS   NON-CASH       2002
                                ------------   ---------   --------   --------   ------------
Revolving credit facility,
  net.........................      $120         $ --       $ (75)       $--         $ 45
Term loans....................        88          140         (42)       --           186
Convertible subordinated
  notes.......................        --          150          --        --           150
Other (net)...................         6           --          (7)        7             6
                                    ----         ----       -----        --          ----
Total.........................      $214         $290       $(124)       $7          $387
                                    ====         ====       =====        ==          ====

     As of November 30, 2002, the borrowing limit under the revolving credit facility was $137 million, of which the company had drawn-down $45 million, and had outstanding letters of credit of $22 million, primarily securing environmental and insurance obligations.

     The outstanding debt has effective interest rates ranging from 4.4 percent to 5.75 percent as of November 30, 2002, and matures as follows (in millions):

2003........................................................   $ 22
2004........................................................     23
2005........................................................     28
2006........................................................     76
2007........................................................    238
                                                               ----
Total.......................................................   $387
                                                               ====

     On June 20, 2002, the Company filed a shelf registration statement with the Securities and Exchange Commission (SEC) under which the Company may, on a delayed basis, issue debt securities, shares of common stock or preferred stock. Net proceeds, terms and pricing of offerings, if any, of securities issued under the shelf registration statement will be determined at the time of any such offering.

Outlook

     Over the past year, the significant changes in the commercial insurance market have impacted the cost and availability of the Company's insurance coverage. The Company has successfully renewed all significant policies for fiscal 2003, although at additional premium cost, and with increased exposure to losses.

     As disclosed in Notes 9(b) and 9(c) in Notes to Consolidated Financial Statements, the Company has exposure for certain legal and tax matters. The Company believes that it is currently not possible to estimate the impact, if any, that the ultimate resolution of these matters will have on the Company's financial position or cash flows.

     The Company currently believes that its existing cash and cash equivalents, forecasted operating cash flows for the next twelve months, and borrowings available under the Restated Credit Facility will provide sufficient funds to meet its operating plan for the next twelve months. The operating plan for this period provides for full operation of the Company's business, interest and principal payments on the Company's debt and anticipated dividend payments.

     The Company intends to continue to access capital markets to raise debt or equity financing to fund strategic acquisitions, as well as to provide additional liquidity for its fiscal 2003 operational requirements. The timing, terms, size and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that the Company will be able to obtain any such financing.

     If the Company experiences adverse economic developments and is not able to raise debt or equity financing in the capital markets or to obtain bank borrowings, the Company believes that it can generate additional funds to meet its fiscal 2003 liquidity requirements by reducing working capital requirements, deferring capital expenditures, implementing cost reduction initiatives in addition to those already included in the Company's operating plan, selling assets, or through a combination of these means.

     Major factors that could adversely impact the Company's forecasted operating cash and its financial condition are described in "Forward-Looking Statements" following this section and "Business Outlook" above. In addition, the Company's liquidity and financial condition will continue to be affected by changes in prevailing interest rates on the portion of debt that bears interest at variable interest rates.

OTHER INFORMATION

Key Accounting Policies and Estimates

     The Company prepares its financial statements in accordance with accounting principles generally accepted in the U.S. (GAAP). GAAP offers acceptable alternative methods for accounting for certain items affecting the Company's financial results, such as determining inventory cost, depreciating long-lived assets and recognizing revenues.

     The preparation of financial statements in accordance with GAAP requires the use of estimates, assumptions, judgments and interpretations that can affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities and other supplemental disclosures. The development of accounting estimates is the responsibility of the Company's management. Management discusses those areas that require significant judgments with the audit committee of the Company's board of directors. The audit committee has reviewed all financial disclosures in the Company's filings with the SEC. Although management believes that the positions the Company has taken with regard to uncertainties are reasonable, others might reach different conclusions and the Company's positions can change over time as more information becomes available. If an accounting estimate changes, its effects are accounted for prospectively.

     The areas most affected by Company's accounting policies and estimates are revenue recognition/long-term contracts, goodwill and intangible assets, employee retirement and post retirement benefit plans, litigation, environmental remediation costs and income taxes. Except for income taxes, which are not allocated to the Company's business segments, these issues affect the Company's business segments and are evaluated primarily using a combination of historical experience, current conditions and relatively short-term forecasting.

     For a discussion of all of the Company's accounting policies, including the accounting policies discussed below, see Note 1 in Notes to Consolidated Financial Statements.

Revenue Recognition/Long-Term Contracts

     In general, the GDX Automotive segment and Fine Chemicals segment recognize revenue after products are shipped, when customer acceptance has occurred and collection is reasonably assured. Recognition of revenue for these segments is not subject to significant estimates or judgment. In certain circumstances, the Company's Fine

Chemicals segment records sales when products are shipped, before customer acceptance has occurred because adequate controls are in place to ensure compliance with contractual product specifications and a substantial history of performance has been established. In addition, the Fine Chemicals segment recognizes revenue under two contracts before the finished product is delivered to the customers. These customers have specifically requested that AFC invoice for the finished product and hold the finished product in inventory until a later date.

     In the Aerospace and Defense segment, recognition of profit on long-term contracts requires the use of assumptions and estimates related to the contract value or total contract revenue, the total cost at completion and the measurement of progress towards completion. Due to the long-term nature of the programs, developing the estimated total cost at completion requires the use of significant judgment. Factors that must be considered in estimating the work to be completed include labor productivity, the nature and complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, warranty costs, performance delays, availability and timing of funding from the customer, and the recoverability of costs incurred outside the original contract included in any estimates to complete. Aerojet reviews contract performance and cost estimates for significant contracts at least monthly and for others at least quarterly and more frequently when circumstances significantly change. When a change in estimate is determined to have an impact on contract earnings Aerojet records a positive or negative adjustment to earnings when identified. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on the amounts reported by the Company for sales and profitability.

          - Sales and income under most government fixed-price and fixed-price-incentive production type contracts are recorded as deliveries are made. Sales and income under some fixed price contracts are recorded based on a measurement of cost incurred to date as compared to total costs at completion, plus a pro-rata share of applicable profit. For contracts where relatively few deliverable units are produced over a period of more than two years, revenue and income are recognized at the completion of measurable tasks, rather than upon delivery of the individual units. Under this method, sales and profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenues that will not be billed under the terms of the contract until a later date are recorded as an asset. Likewise, contracts where billings to date have exceeded recognized revenues are recorded as a liability. Provisions for estimated losses on contracts are recorded when such losses become evident.

          - Sales under cost reimbursement contracts are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs.

          - Certain government contracts contain cost or performance incentive provisions that provide for increased or decreased fees or profits based upon actual performance against established targets or other criteria. Aerojet continually evaluates its performance and incorporates any anticipated penalties and cost incentives into its sales and profit rates. Performance incentives, which increase or decrease earnings based solely on a single significant event generally, are not recognized until that event occurs.

     The Company uses the full absorption costing method for government contracts, which includes direct costs, allocated overhead and general and administrative expense. Work-in-process on fixed-price contracts includes full cost absorption, less the average estimated cost of units or items delivered.

Goodwill and Intangible Assets

     All acquired assets, including goodwill, are subject to tests for impairment. Under Statement of Financial Accounting Standards No. 141 Business Combinations(SFAS 141), all business combinations initiated after June 30, 2001 are accounted for using the purchase method of accounting. SFAS 141 provides criteria for determining whether intangible assets acquired in a business combination should be recognized separately from goodwill. The purchase price of acquired companies is allocated to tangible and intangible assets acquired and liabilities assumed, as well as to in-process research and development based on their estimated fair values. Independent third-party appraisal firms assist in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Subsequent to the initial recognition, goodwill is accounted for under Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (SFAS 142), goodwill must be tested for impairment at least annually, or more frequently if indications of possible impairment exist, by comparing the net assets of each "reporting unit" (an organizational grouping) with the current fair value of the reporting unit. If the current fair value of the reporting unit is less than its carrying amount, then a second test must be performed. Under the second test, the current fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit, including an amount for any "implied" goodwill. If implied goodwill exceeds the net carrying amount of goodwill, no impairment loss is recorded. Otherwise, an impairment loss is recognized for the difference.

     The evaluation of goodwill under SFAS 142 requires valuations of each applicable underlying business. These valuations can be significantly affected by estimates of future performance and discount rates over a relatively long period of time, market price valuation multiples and marketplace transactions in related markets. These estimates will likely change over time. The Company's businesses operate in cyclical industries and the valuation of these businesses can be expected to fluctuate as a result. If the annual review under SFAS 142 indicates impairment of goodwill balances, that entire impairment will be recorded immediately and reported as a component of current operations. The Company's acquisitions have generally included a large goodwill component and it is likely that this will also be true of future acquisitions.

     At November 30, 2002, the Company's total assets included $126 million of goodwill. Goodwill was allocated $42 million to the Company's Aerospace and Defense segment and $84 million to the Company's GDX Automotive segment.

Employee Retirement and Post Retirement Benefit Plans

     Retirement and post retirement benefit plans are a significant cost of doing business and yet represent obligations that will be ultimately settled far in the future and therefore are subject to estimates. Pension accounting is intended to reflect the recognition of future benefit costs over the employee's approximate service period based on the terms of the plans and the investment and funding decisions made by the Company. The Company is required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate applied to determine service cost and interest cost to arrive at pension income or expense for the year.

     Assumptions used in the accounting for the Company's employee retirement plans are as follows:

                                                  PENSION BENEFITS        POST-RETIREMENT BENEFITS
                                                 ------------------      --------------------------
                                                 2002   2001   2000       2002      2001      2000
                                                 ----   ----   ----      -------   -------   ------
Discount rate..................................  7.25%  7.25%  7.50%       7.00%     7.25%    7.50%
Expected long-term rate of return on plan
  assets.......................................  8.75%  8.75%  9.00%          *         *        *
Initial health care trend rate.................     *      *      *       12.00%    12.00%    8.00%

---------------

* Not applicable

     The discount rate is determined at the annual measurement date for the Company's U.S. retirement plans of August 31, and is subject to change each year. The rate reflects the market rate for high-quality fixed income debt instruments on the measurement date. The rate is used to discount the future cash flows of benefit obligations back to the measurement date. A lower discount rate increases the present value of the benefit obligations and increases expense. A 25 basis point reduction in the discount rate would have reduced fiscal 2002 pension income by $4 million.

     The expected long-term rate of return on plan assets is also determined annually at the plans' measurement date. The Company and its advisors have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans' investment portfolio and historical performance. Management will continue to assess the expected long-term rate of return on plan assets assumption for each plan based on relevant market conditions as prescribed by GAAP and will make adjustments to the assumptions as appropriate. A

25 basis point change in the expected long-term rate of return on plan assets would have changed fiscal 2002 pension income by $3 million.

     A one percentage point increase in the assumed trend rate for health care costs would have increased the accumulated benefit obligation by $3 million as of November 30, 2002 and would not have significantly increased the cost of fiscal 2002 postretirement health care benefits.

     Market conditions and interest rates significantly affect assets and liabilities of the Company's pension plans. Pension accounting requires that market gains and losses be deferred and recognized over a period of years. This "smoothing" results in the creation of assets or liabilities which will be amortized to pension costs in future years. The accounting method utilized by the Company recognizes gains and losses in the market value of pension assets over a period of five years. The Company's unrecognized actuarial loss included in its prepaid pension asset as of November 30, 2002 was $257 million. Although the smoothing period mitigates some volatility in the calculation of annual pension costs, future pension costs will be impacted by changes in the market value of pension plan assets. The Company's income from employee benefit retirement plans was $35 million in fiscal 2002. For fiscal 2003, income from these plans will be negligible.

Contingencies and Litigation

     The Company is currently involved in certain legal proceedings and, as required, has accrued its estimate of the probable costs for resolution of these claims. These estimates have been developed in consultation with outside counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions or the effectiveness of strategies related to these proceedings. See Note 9(b) in Notes to Consolidated Financial Statements for more detailed information on litigation exposure.

Reserves for Environmental Remediation and Recoverable from the U.S. Government and Other Third Parties for Environmental Remediation Costs

     For a discussion of the Company's accounting for environmental remediation obligations and costs and related legal matters, see "Environmental Remediation Costs" above and Note 9 in Notes to Consolidated Financial Statements.

     The Company accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred, and when its proportionate share of the costs can be reasonably estimated. Management has a well-established process in place to identify and monitor the Company's environmental exposures. Measurement of environmental reserves is based on the evaluation of currently available information with respect to each individual environmental site and considers factors such as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. Such estimates are based on the expected costs of investigation and remediation and the likelihood that other potentially responsible parties will be able to fulfill their commitments at sites where the Company may be jointly or severally liable.

     As of November 30, 2002, the Company had accrued environmental remediation liabilities of $340 million. Environmental remediation cost estimation involves significant uncertainties, including the extent of the remediation required, changing governmental regulations and legal standards regarding liability, evolving technologies and the long periods of time over which most remediation efforts take place. A number of factors could substantially change environmental remediation cost estimates, examples of which include: regulatory changes reducing the allowable levels of contaminants such as perchlorate, nitrosodimethylamine or others; enhanced monitoring and testing technology or protocols which could result in the discovery of previously undetected contaminants; or the implementation of new remediation technologies which could reduce future remediation costs.

     Pursuant to the Global Settlement covering environmental costs associated with Aerojet's Sacramento site and its former Azusa site, the Company can recover up to 88 percent of environmental remediation costs allocable to government contracts. Environmental recoveries for these sites are recorded as an asset and reflect recoveries permissable through the establishment of prices for Aerojet's products and services sold to agencies of the U.S. government. The ability of Aerojet to continue recovering these costs from the U.S. government depends on Aerojet's sustained business volume under U.S. government contracts and programs and the relative size of Aerojet's commercial business (environmental remediation costs allocable to commercial contracts are expensed).

     In conjunction with the sale of EIS, Aerojet entered into an agreement with Northrop whereby Aerojet will be reimbursed by Northrop for 50 percent of environmental expenditures eligible for recovery under the Global Settlement. Amounts reimbursed are subject to annual limitations, with excess amounts carrying over to subsequent periods, the total of which will not exceed $190 million over the term of the agreement, which ends in 2028.

     Based on Aerojet's projected business volume and the proportion of its business expected to be covered by the Global Settlement, Aerojet currently believes that, as of November 30, 2002, approximately $232 million of its future environmental costs will be recoverable. Significant estimates and assumptions that could affect the future recovery of environmental remediation costs include: the proportion of Aerojet's future business base and total business volume which will be subject to the Global Settlement; limitations on the amount of recoveries available under the Northrop agreement; the ability of Aerojet to competitively bid and win future contracts if estimated environmental costs significantly increase; the timing of environmental expenditures and uncertainties inherent in long-term cost projections of environmental remediation projects.

Income Taxes

     The Company files a consolidated U.S. income tax return for the Company and its wholly owned consolidated subsidiaries. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date of the change.

     The carrying value of the Company's deferred tax assets is dependent upon its ability to generate sufficient future taxable income in certain tax jurisdictions. The Company has established valuation allowances against certain of its deferred tax assets due to uncertainties related to the ability to utilize these assets. The valuation allowances are based on estimates of taxable income by each jurisdiction in which the Company operates and the period over which the assets will be recoverable. In the event that actual results differ from these estimates, or that the Company adjusts these estimates in future periods, the valuation allowance would change and could impact the Company's financial position and results of operations.

     Income taxes can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and how and when cash is repatriated to the U.S., combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with the Company's tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. The Company believes it has adequately provided for any reasonably foreseeable outcome related to these matters, and it does not anticipate any material earnings impact from their ultimate resolutions.

     At November 30, 2002, the Company has tax basis net operating loss (NOL) carry-forwards worldwide of approximately $214 million available to reduce future taxable income. The majority of these NOLs are related to state operations, expire beginning in 2003 and are fully reserved with a valuation allowance. The remaining portion relates to foreign operations, most of which have indefinite carry-forward periods. The company also has a foreign tax credit carry-forward of $3.2 million, which expires beginning in 2005. These tax carry-forwards are subject to examination by the tax authorities. As of November 30, 2002, the company's net deferred tax assets were $8 million, after reduction for the valuation allowance of $8 million.

Recently Issued Accounting Standards

     In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 requires that the initial measurement of a liability be at fair value. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company has adopted the provisions of SFAS 146 as of December 1, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's results of operations, liquidity or financial condition.

     In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

     On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure (SFAS 148) that amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Statement does not amend SFAS 123 to require companies to account for employee stock options using the fair value method. The Statement is effective for fiscal years beginning after December 15, 2002. The Company is currently evaluating the effects of SFAS 148, but does not expect that the adoption would have a material effect on the Company's results of operations.

FORWARD-LOOKING STATEMENTS

     Certain information contained in this report should be considered "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information, may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of the Company and future financial performance and/or assumptions underlying or judgments concerning matters discussed in this document. The words "believe," "estimate," "anticipate," "project," and "expect," and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve certain risks, estimates, assumptions and uncertainties with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation contingencies including environmental remediation, and anticipated costs of capital.

     Some important risk factors that could cause the Company's actual results or outcomes to differ from those expressed in its forward-looking statements include, but are not limited to, the following:

          - Legal and regulatory developments that may have an adverse impact on the Company or its segments. For example:

         -- The reported results of the Company's operations and financial condition could be adversely impacted if the judgment order in the amount of approximately $29 million entered November 21, 2002 against GenCorp in GenCorp Inc. v Olin Inc. (U.S. District Court for the Northern District of Ohio, Eastern Division) is, notwithstanding the Company's current position, determined to be an enforceable judgment.

         -- Restrictions on real estate development that could delay the Company's proposed real estate development activities.

         -- A change in toxic tort or asbestos litigation trends which is adverse to the Company.

         -- Changes in international tax laws or currency controls.

          - Changes in Company-wide or business segment strategies, which may result in changes in the types or mix of business in which the Company is involved or chooses to invest.

          - Changes in U.S., global or regional economic conditions, which may affect, among other things,

         -- Consumer spending on new vehicles, which could reduce demand for products from the GDX Automotive segment.

         -- Customer funding for the purchase of Aerospace and Defense products which could impact the segment's business base and, as a result, impact its ability to recover environmental costs.

         -- Health care spending and demand for the pharmaceutical ingredients produced by the Fine Chemicals segment.

         -- The Company's ability to successfully complete its real estate strategies.

         -- The funded status and costs related to employee retirement benefit plans.

          - Changes in U.S. and global financial and equity markets, including market disruptions and significant interest rate fluctuations, which may impede the Company's access to, or increase the cost of, external financing for its operations and investments.

          - Increased competitive pressures, both domestically and internationally which may, among other things, affect the performance of the Company's businesses. For example:

         -- The automotive industry is increasingly outsourcing the production of key vehicle sub-assemblies. Accordingly, industry suppliers, such as the Company's GDX Automotive segment, will need to demonstrate the ability to be a reliable supplier of integrated components to maintain and expand their market share.

         -- Consolidation in the aerospace and defense industry has been underway for several years. The resulting reduction in the number of prime contractors, increased scale of certain competitors and the reduction in alternative suppliers could negatively affect the Aerospace and Defense segment's ability to expand.

          - Labor disputes, which may lead to increased costs or disruption of operations in the Company's GDX Automotive, Aerospace and Defense and Fine Chemicals segments.

          - Changes in product mix, which may affect automotive vehicle preferences and demand for the Company's GDX Automotive segment's products.

          - Technological developments or patent infringement claims which may impact the use of critical technologies in the Company's GDX Automotive, Aerospace and Defense and Fine Chemicals segments leading to reduced sales and/or increased costs.

          - An unexpected adverse result or required cash outlay in the toxic tort cases, environmental proceedings or other litigation, or change in proceedings or investigations pending against the Company (see
            Note 9 in Notes to Consolidated Financial Statements).

     This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Additional risk factors may be described from time to time in the Company's filings with the U.S. Securities and Exchange Commission. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results, and may be beyond the Company's control.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

POLICIES AND PROCEDURES

     As an element of the Company's normal business practice, it has established policies and procedures for managing its exposure to changes in interest rates and foreign currencies.

     The objective in managing exposure to foreign currency fluctuations is to reduce volatility in earnings and cash flow. To achieve this objective, the Company may use various hedge contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency assets, liabilities and commitments.

     The objective in managing exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flow and to make overall borrowing costs more predictable. To achieve this objective, the Company may use interest rate hedge transactions (Swaps) or other interest rate hedge instruments to manage the net exposure to interest rate changes related to the Company's portfolio of borrowings and to balance its fixed rate compared to floating rate debt.

     It is the Company's policy to enter into foreign currency and interest rate transactions only to the extent considered necessary to meet its stated objectives. The Company does not enter into these transactions for speculative purposes.

INTEREST RATE RISK

     The Company is exposed to market risk principally due to changes in domestic interest rates. Debt with interest rate risk includes fixed rate convertible debt and borrowings under credit facilities. Other than pension assets, the Company does not have any significant exposure to interest rate risk related to investments (see Note 8(b) in Notes to Consolidated Financial Statements).

     The Company manages its exposure to interest rate risk through a combination of fixed and variable rate debt. As of November 30, 2002, the Company's long-term debt totaled $387 million. $150 million, or 39 percent was at an average fixed rate of 5.75 percent; and $237 million, or 61 percent was at an average variable rate of 5.02 percent.

     The interest rates on the Company's long-term debt reflect market rates and therefore, the carrying value of long-term debt approximates its fair value.

     In December 2002, the Company entered into Swaps on $100 million of Term Loan variable rate debt for a two-year period as required by the Restated Credit Facility. The Company's fixed interest rate under these Swaps including the Eurocurrency margin is 6.02 percent for the two-year period (see Note 14 in Notes to Consolidated Financial Statements).

FOREIGN CURRENCY EXCHANGE RATE RISK

     In addition to operations in the U.S., the Company has operations in Canada, Germany, France, Spain, Czech Republic and China. As a result, the Company's financial position, results of operations, and cash flows can be impacted by fluctuations in foreign currency exchange rates (primarily the Euro and Canadian dollar). The Company may choose to selectively hedge exposures to foreign currency rate change risk through the use of foreign currency forward and option contracts.

     As of November 30, 2002, the Company did not have material exposure to unhedged monetary assets, receivables, liabilities or commitments denominated in currencies other than the operations' functional currencies.

     In fiscal 2000, the Company entered into a foreign currency option contract to purchase a specified number of Euros at a specified exchange rate, in order to hedge against market fluctuations during negotiations to acquire Draftex. In connection with the option contract that expired on November 30, 2000, the Company expensed $8 million. The Company entered into several foreign currency exchange contracts related to the Draftex acquisition in December 2000. Settlement of the contracts, which occurred in fiscal 2001, resulted in a gain of

$11 million. Besides these transactions, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative instruments to hedge the effect of adverse fluctuations in foreign currency exchange rates.

COMMODITY PRICE RISK

     The operations of the Company's GDX Automotive segment are dependent on the availability of rubber and related raw materials. Because of this dependence, significant increases in the price of these raw materials could have a material adverse impact on the Company's results of operations and financial condition. GDX Automotive employs a diversified supplier base as part of its efforts to mitigate the risk of a supply interruption. In both fiscal 2002 and fiscal 2001, rubber and rubber-related raw materials accounted for 11 percent of GDX Automotive's cost of goods sold. Based on fiscal 2002 activity levels, a ten percent increase in the average annual cost of these raw materials would increase GDX Automotive's cost of goods sold by $8 million.

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

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of GenCorp Inc.:

     We have audited the accompanying consolidated balance sheets of GenCorp Inc. as of November 30, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended November 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GenCorp Inc. at November 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2002, in conformity with accounting principles generally accepted in the United States.

                                                               Ernst & Young LLP

Sacramento, California
January 20, 2003

                                  GENCORP INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   YEAR ENDED NOVEMBER 30,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                                ----        ----        ----
                                                              (DOLLARS IN MILLIONS, EXCEPT PER
                                                                       SHARE AMOUNTS)
NET SALES...................................................   $1,135      $1,486      $1,047
COSTS AND EXPENSES
Cost of products sold.......................................      935       1,280         860
Selling, general and administrative.........................       55          42          40
Depreciation and amortization...............................       66          77          50
Interest expense............................................       16          33          18
Other (income) expense, net.................................        4         (22)         (4)
Restructuring charges.......................................        2          40          --
Unusual items, net..........................................       15        (151)         (4)
                                                               ------      ------      ------
                                                                1,093       1,299         960
INCOME BEFORE INCOME TAXES..................................       42         187          87
Provision for income taxes..................................       12          59          35
                                                               ------      ------      ------
INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLE.................................................       30         128          52
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE, NET
  OF INCOME TAXES...........................................       --          --          74
                                                               ------      ------      ------
  NET INCOME................................................   $   30      $  128      $  126
                                                               ======      ======      ======
EARNINGS PER SHARE OF COMMON STOCK
Basic:
  Income before cumulative effect of a change in accounting
     principle..............................................   $ 0.71      $ 3.03      $ 1.24
  Cumulative effect of a change in accounting principle.....       --          --        1.76
                                                               ------      ------      ------
       Total................................................   $ 0.71      $ 3.03      $ 3.00
                                                               ======      ======      ======
Diluted:
  Income before cumulative effect of a change in accounting
     principle..............................................   $ 0.69      $ 3.00      $ 1.23
  Cumulative effect of a change in accounting principle.....       --          --        1.76
                                                               ------      ------      ------
       Total................................................   $ 0.69      $ 3.00      $ 2.99
                                                               ======      ======      ======
       Weighted average shares of common stock
        outstanding.........................................     42.8        42.2        41.9
                                                               ======      ======      ======
       Weighted average shares of common stock outstanding
        assuming dilution...................................     48.6        42.6        42.1
                                                               ======      ======      ======
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK................   $ 0.12      $ 0.12      $ 0.12
                                                               ======      ======      ======

                See notes to consolidated financial statements.

                                  GENCORP INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               AS OF NOVEMBER 30,
                                                              ---------------------
                                                               2002         2001
                                                               ----         ----
                                                              (DOLLARS IN MILLIONS,
                                                              EXCEPT SHARE AMOUNTS)
CURRENT ASSETS
Cash and cash equivalents...................................  $   48      $     44
Accounts receivable.........................................     139           173
Inventories, net............................................     167           167
Recoverable from the U.S. government and other third parties
  for environmental remediation costs.......................      24            18
Current deferred income taxes...............................      --            14
Prepaid expenses and other..................................       5             4
                                                              ------      --------
          Total Current Assets..............................     383           420

NONCURRENT ASSETS
Property, plant and equipment, net..........................     481           454
Recoverable from the U.S. government and other third parties
  for environmental remediation costs.......................     208           140
Deferred income taxes.......................................       9             6
Prepaid pension asset.......................................     337           287
Goodwill....................................................     126            65
Other noncurrent assets, net................................      92            96
                                                              ------      --------
          Total Noncurrent Assets...........................   1,253         1,048
                                                              ------      --------
          Total Assets......................................  $1,636      $  1,468
                                                              ======      ========

CURRENT LIABILITIES
Short-term borrowings and current portion of long-term
  debt......................................................  $   22      $     17
Accounts payable............................................      89           140
Reserves for environmental remediation......................      39            35
Income taxes payable........................................      22            29
Current deferred income taxes...............................       1            --
Other current liabilities...................................     200           220
                                                              ------      --------
          Total Current Liabilities.........................     373           441

NONCURRENT LIABILITIES
Convertible subordinated notes..............................     150            --
Other long-term debt, net of current portion................     215           197
Reserves for environmental remediation......................     301           244
Postretirement benefits other than pensions.................     176           194
Other noncurrent liabilities................................      61            82
                                                              ------      --------
          Total Noncurrent Liabilities......................     903           717
                                                              ------      --------
          Total Liabilities.................................   1,276         1,158

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY
Preference stock, par value of $1.00; 15 million shares
  authorized; none issued or outstanding....................      --            --
Common stock, par value of $0.10; 150 million shares
  authorized; 43.5 million shares issued, 43.0 million
  outstanding in 2002; 43.3 million shares issued, 42.6
  million shares outstanding in 2001........................       4             4
Other capital...............................................      13             9
Retained earnings...........................................     356           331
Accumulated other comprehensive loss, net of income taxes...     (13)          (34)
                                                              ------      --------
          Total Shareholders' Equity........................     360           310
                                                              ------      --------
          Total Liabilities and Shareholders' Equity........  $1,636      $  1,468
                                                              ======      ========

                See notes to consolidated financial statements.

                                  GENCORP INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                 ACCUMULATED
                                        COMMON STOCK                                OTHER           TOTAL
                                     -------------------    OTHER    RETAINED   COMPREHENSIVE   SHAREHOLDERS'
                                       SHARES     AMOUNT   CAPITAL   EARNINGS       LOSS           EQUITY
                                     ----------   ------   -------   --------   -------------   -------------
                                                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
NOVEMBER 30, 1999..................  41,862,301     $4       $--       $ 87         $(17)           $ 74
Net income.........................          --     --        --        126           --             126
Currency translation adjustments
  and other........................          --     --        --         --          (11)            (11)
Cash dividends of $0.12 per
  share............................          --     --        --         (5)          --              (5)
Shares issued under stock option
  and stock incentive plans........     104,679     --         2         --           --               2
                                     ----------     --       ---       ----         ----            ----
NOVEMBER 30, 2000..................  41,966,980      4         2        208          (28)            186
Net income.........................          --     --        --        128           --             128
Currency translation adjustments
  and other........................          --     --        --         --           (6)             (6)
Cash dividends of $0.12 per
  share............................          --     --        --         (5)          --              (5)
Shares issued under stock option
  and stock incentive plans........     661,187     --         7         --           --               7
                                     ----------     --       ---       ----         ----            ----
NOVEMBER 30, 2001..................  42,628,167      4         9        331          (34)            310
Net income.........................          --     --        --         30           --              30
Currency translation adjustments
  and other........................          --     --        --         --           21              21
Cash dividends of $0.12 per
  share............................          --     --        --         (5)          --              (5)
Shares issued under stock option
  and stock incentive plans........     339,927     --         4         --           --               4
                                     ----------     --       ---       ----         ----            ----
NOVEMBER 30, 2002..................  42,968,094     $4       $13       $356         $(13)           $360
                                     ==========     ==       ===       ====         ====            ====

                See notes to consolidated financial statements.

                                  GENCORP INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED NOVEMBER 30,
                                                              -----------------------
                                                               2002     2001    2000
                                                               ----     ----    -----
                                                               (DOLLARS IN MILLIONS)
OPERATING ACTIVITIES
Income from continuing operations...........................  $  30    $ 128    $ 52
Adjustments to reconcile income from continuing operations
  to net cash (used in) provided by operating activities:
     Net loss on reacquisition of minority ownership
      interest in subsidiary................................      2       --      --
     Gain on sale of businesses.............................      6     (206)     (5)
     Gain on sale of property, plant and equipment..........     --      (23)     --
     Foreign currency gain..................................     --      (11)     --
     Depreciation and amortization..........................     66       77      50
     Deferred income taxes..................................     12       66      14
       Changes in operating assets and liabilities net of
        effects of acquisitions and dispositions of
        businesses:
            Accounts receivable.............................     52      (34)      4
            Inventories.....................................      5       33     (38)
            Other current assets............................     (1)      (3)      4
            Other noncurrent assets.........................   (133)      23      17
            Current liabilities.............................    (95)     (18)    (31)
            Other noncurrent liabilities....................     33     (101)    (44)
                                                              -----    -----    ----
               Net Cash (Used in) Provided by Operating
                 Activities.................................    (23)     (69)     23
INVESTING ACTIVITIES
Capital expenditures........................................    (45)     (49)    (82)
Proceeds from disposition of EIS business...................     (6)     315      --
Proceeds from the sale of minority interest in subsidiary...     --       --      25
Proceeds from sale of property, plant and equipment.........      1       12      --
Acquisition of businesses, net of cash acquired.............    (91)    (184)     --
                                                              -----    -----    ----
               Net Cash (Used in) Provided by Investing
                 Activities.................................   (141)      94     (57)
FINANCING ACTIVITIES
Proceeds from issuance of convertible debt..................    150       --      --
Borrowings (repayments) on revolving credit facility, net...    (75)     (84)     37
Repayments on short-term debt, net..........................     (7)      (4)     (5)
Proceeds from the issuance of long-term debt................    140      350      --
Repayments on long-term debt................................    (42)    (262)     --
Dividends paid..............................................     (5)      (5)     (5)
Other equity transactions...................................      4        7       1
                                                              -----    -----    ----
               Net Cash Provided by Financing Activities....    165        2      28
                                                              -----    -----    ----
EFFECT OF EXCHANGE RATE FLUCTUATIONS ON CASH AND CASH
  EQUIVALENTS...............................................      3       --      --
                                                              -----    -----    ----
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      4       27      (6)
Cash and Cash Equivalents at Beginning of Year..............     44       17      23
                                                              -----    -----    ----
               Cash and Cash Equivalents at End of Year.....  $  48    $  44    $ 17
                                                              =====    =====    ====

                See notes to consolidated financial statements.

                                  GENCORP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  BASIS OF PRESENTATION AND NATURE OF OPERATIONS

     The consolidated financial statements of GenCorp Inc. (GenCorp or the Company) include the accounts of the parent company and its wholly-owned and majority-owned subsidiaries. See Note 7 for a discussion of recent business acquisitions and divestitures. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to financial information for prior years to conform to the current year's presentation.

     The Company is a multinational manufacturing company operating primarily in the U.S. and Europe. The Company's continuing operations are organized into three segments: GDX Automotive, Aerospace and Defense and Fine Chemicals. The Company's GDX Automotive segment is a major automotive supplier, engaged in the development, manufacture and sale of highly engineered extruded and molded rubber and plastic sealing systems for vehicle bodies and windows for automotive original equipment manufacturers. The Aerospace and Defense segment includes the operations of Aerojet-General Corporation (Aerojet or AGC). Aerojet's business primarily serves high technology markets that include space and strategic rocket propulsion and tactical weapons. Primary customers served include major prime contractors to the U.S. government, the Department of Defense (DoD) and the National Aeronautics and Space Administration (NASA). The Company also has significant undeveloped real estate holdings in California. The Company's real estate activities are a component of its Aerospace and Defense segment. The Company's Fine Chemicals segment consists of the operations of Aerojet Fine Chemicals LLC (AFC). AFC's sales are derived primarily from the sale of custom manufactured active pharmaceutical ingredients and advanced/registered intermediates to pharmaceutical and biotechnology companies. Information on the Company's operations by segment and geographic area is provided in Note 11.

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

b.  WORKFORCE

     As of November 30, 2002, approximately 55 percent of the Company's employees are covered by collective bargaining or similar agreements. Of the covered employees, approximately 12 percent are covered by collective bargaining agreements that are due to expire within one year.

c.  CASH EQUIVALENTS

     All highly liquid debt instruments purchased with remaining maturity at the date of purchase of three months or less are considered to be cash equivalents. The Company classifies securities underlying its cash equivalents as "available-for-sale" in accordance with the Financial Accounting Standards Board
(FASB) Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Cash equivalents are stated at cost, which approximates fair value, due to the highly liquid nature and short duration of the underlying securities.

d.  INVENTORIES

     The GDX Automotive segment uses the first-in, first-out (FIFO) method for accounting for inventory costs for facilities acquired as part of the Draftex acquisition (see Note 7) and all other non-U.S. facilities and the last-in, first-out (LIFO) method for all other GDX Automotive locations. The Aerospace and Defense and Fine Chemicals segments use the average cost method. Inventories are stated at the lower of cost or market value (see Note 2).

e.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost. Refurbishment costs are capitalized in the property accounts, whereas ordinary maintenance and repair costs are expensed as incurred. Depreciation is computed principally by the straight-line method for the GDX Automotive and Fine Chemicals segments, and by accelerated methods for the Aerospace and Defense segment. Depreciable lives on buildings and improvements, and machinery and equipment, range from five years to 45 years, and three years to 15 years, respectively.

     Impairment of long-lived assets is recognized when events or circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable. Under SFAS No. 144, Accounting for the Impairment or Disposal of Ling-Lived Assets (SFAS 144), which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121), a long-lived asset classified as "held for sale" is initially measured at the lower of its carrying amount or fair value less costs to sell. In the period that the "held for sale" criteria is met, the Company recognizes an impairment charge for any initial adjustment of the long-lived asset amount. Gains or losses not previously recognized resulting from the sale of a long-lived asset are recognized on the date of sale.

f.  GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142) effective December 1, 2001. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if indications of possible impairment exist. The Company has performed the requisite transitional impairment tests for goodwill and other intangible assets as of December 1, 2001 and has determined that they were are not impaired as of that date.

     Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired. Identifiable intangible assets, such as existing technology, customer backlog, patents, trademarks and licenses, are recorded at cost or when acquired as part of a business combination at estimated fair value. Identifiable intangible assets are amortized over their estimated useful life using the straight-line method over periods ranging from three to 20 years. As of November 30, 2002, goodwill totaled $126 million and other net intangible assets totaled $15 million. As of November 30, 2001, goodwill totaled $65 million and other intangible assets totaled $24 million, including assembled workforce of $20 million which was reclassified to goodwill in fiscal 2002 in accordance with SFAS 142. Accumulated amortization of goodwill and other intangible assets was $8 million as of November 30, 2002 and 2001.

     The Company periodically evaluates the value of its goodwill and the period of amortization of its other intangible assets and determines if such assets are impaired by comparing the carrying values with estimated future undiscounted cash flows. This analysis is performed separately for the goodwill that resulted from each acquisition and for the other intangibles. The Company performed the annual impairment tests for goodwill as of September 1, 2002 and has determined that goodwill was not impaired as of that date. Other intangible assets are evaluated when indicators of impairment exist.

g.  PRE-PRODUCTION COSTS

     The Company accounts for certain pre-production costs in accordance with EITF Issue No. 99-5, Accounting for Pre-Production Costs Related to Long-term Supply Arrangements. This EITF addresses the accounting treatment and disclosure requirements for pre-production costs incurred by original equipment manufacturers suppliers to perform certain services related to the design and development of the parts they will supply to the original equipment manufacturers suppliers as well as the design and development costs to build molds, dies and other tools that will be used in producing parts. At November 30, 2002, the Company has recorded, as a noncurrent asset, $4 million of costs for tooling for which the customer reimbursement is assured.

h.  REVENUE RECOGNITION/LONG-TERM CONTRACTS

     Generally, sales are recorded when products are shipped, customer acceptance has occurred, all other significant customer obligations have been met and collection is reasonably assured. In certain circumstances, the Company's Fine Chemicals segment records sales when products are shipped, before customer acceptance has occurred because adequate controls are in place to ensure compliance with contractual product specifications and a substantial history of performance has been established. In addition, the Fine Chemicals segment recognizes revenue under two contracts before the finished product is delivered to the customers. These customers have specifically requested that AFC invoice for the finished product and hold the finished product in inventory until a later date.

     Sales and income under most government fixed-price and fixed-price-incentive production type contracts are recorded as deliveries are made. Sales and income under some of the fixed price contracts are recorded based on a measurement of costs incurred to date as compared to total costs to be incurred, plus any applicable profit. For contracts where relatively few deliverable units are produced over a period of more than two years, revenue and income are recognized at the completion of measurable tasks, rather than upon delivery of the individual units. If at any time expected costs exceed the value of the contract, the loss is recognized immediately. Sales under cost reimbursement contracts are recorded as costs are incurred, and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs.

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

i.  RESEARCH AND DEVELOPMENT EXPENSES

     Company-sponsored research and development (R&D) expenses were $17 million in fiscal 2002, $24 million in fiscal 2001 and $26 million in fiscal 2000. Included in these amounts were R&D expenses related to the Electronics and Information Systems (EIS) business of $4 million in fiscal 2001 and $7 million in fiscal 2000. Company-sponsored R&D expenses include the costs of technical activities that are useful in developing new products, services, processes or techniques, as well as those expenses for technical activities that may significantly improve existing products or processes.

     Customer-sponsored R&D expenditures, which are funded under government contracts, totaled $99 million in fiscal 2002, $215 million in fiscal 2001 and $162 million in fiscal 2000. Included in these amounts were R&D expenses related to the EIS business of $146 million in fiscal 2001 and $110 million in fiscal 2000 (see Note 7).

j.  ENVIRONMENTAL REMEDIATION COSTS

     The Company accounts for identified or potential environmental remediation liabilities in accordance with the American Institute of Certified Public Accountants' Statement of Position 96-1, Environmental Remediation Liabilities (SOP 96-1) and Security and Exchange Commission (SEC) Staff Accounting Bulletin No. 92, Accounting and Disclosures Relating to Loss Contingencies. Under this guidance, the Company expenses, on a current basis, recurring costs associated with managing hazardous substances and pollution in ongoing operations. The Company accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred, and its proportionate share of the amount can be reasonably estimated. In most cases only a range of reasonably possible costs can be estimated. In establishing the Company's reserves, the most probable estimated amount is used when determinable, and the minimum amount is used when no single amount in the range is more probable. The Company recognizes amounts recoverable from insurance carriers, the U.S. government or other third parties, when the collection of such amounts is probable. Pursuant to U.S. government agreements or regulations, the Company can recover a substantial portion of its environmental costs for its Aerospace and Defense segment through the establishment of prices of the Company's products and services sold to the U.S. government. The ability of the Company to continue recovering these costs from the U.S. government depends on Aerojet's sustained business volume under U.S. government contracts and programs. See also Notes 9(b) and 9(c).

k.  STOCK-BASED COMPENSATION

     The Company applies the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations to account for awards of stock-based compensation granted to employees. See also Note 10(c).

l.  DERIVATIVE FINANCIAL INSTRUMENTS

     In fiscal 2000, the Company entered into a foreign currency option contract to purchase a specified number of Euros at a specified exchange rate, in order to hedge against market fluctuations during negotiations to acquire The Laird Group Public Limited Company's Draftex International Car Body Seals Division (Draftex) business. The Company recognized an expense of $8 million in connection with this contract, which expired on November 30, 2000. The Company entered into several forward exchange contracts related to the Draftex acquisition in December 2000. Settlement of these contracts, in fiscal 2001, resulted in a gain of $11 million.

m.  EARNINGS PER SHARE

     A reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share of common stock (EPS) is presented in the following table (millions, except per share amounts; shares in thousands):

                                                                YEAR ENDED NOVEMBER 30,
                                                              ---------------------------
                                                               2000      2001      2000
                                                              -------   -------   -------
NUMERATOR FOR BASIC EPS
  Income available to common shareholders...................  $    30   $   128   $    52
                                                              =======   =======   =======
NUMERATOR FOR DILUTED EPS
  Income available to common shareholders...................  $    30   $   128   $    52
  Interest on convertible notes.............................        3        --        --
                                                              -------   -------   -------
                                                              $    33   $   128   $    52
                                                              =======   =======   =======
DENOMINATOR FOR BASIC EPS
  Weighted average shares of common stock outstanding.......   42,830    42,228    41,933
                                                              =======   =======   =======
DENOMINATOR FOR DILUTED EPS
  Weighted average shares of common stock outstanding.......   42,830    42,228    41,933
  Employee stock options....................................      303       332       103
  Convertible Notes (see Note 6)............................    5,429        --        --
  Other.....................................................       --        23        16
                                                              -------   -------   -------
                                                               48,562    42,583    42,052
                                                              =======   =======   =======
EPS -- Basic................................................  $  0.71   $  3.03   $  1.24
                                                              =======   =======   =======
EPS -- Diluted..............................................  $  0.69   $  3.00   $  1.23
                                                              =======   =======   =======

     Potentially dilutive securities that are not included in the diluted EPS calculation because they would be antidilutive are 825,000, 917,000 and 2,604,000 employee stock options as of November 30, 2002, 2001 and 2000, respectively.

n.  RELATED-PARTY TRANSACTIONS

     In fiscal 2001 and 2000, AFC incurred expenses totaling $5 million and $2 million, respectively, for services performed by NextPharma Technologies USA Inc. (NextPharma) on behalf of AFC. Expenses in fiscal 2002 were not material. These services included sales and marketing efforts, customer interface and other related activities. From June 2000 through December 2001, NextPharma held a minority ownership interest in AFC and GenCorp held a minority ownership interest in NextPharma's parent company (see Note 7 for additional information.) The Company relinquished its interest in NextPharma in December 2001.

     Following review and approval by the Audit Committee of the Company's Board of Directors, the Company's Chairman and then Chief Executive Officer, Robert A. Wolfe, subscribed for 25,000 ordinary shares of NextPharma's parent company, NextPharma Technologies S.A., in August 2000 at an aggregate purchase price of $250,000.

2.  INVENTORIES

                                                                 AS OF
                                                              NOVEMBER 30,
                                                              ------------
                                                              2002    2001
                                                              ----    ----
                                                               (MILLIONS)
Raw materials and supplies..................................  $ 32    $ 31
Work-in-process.............................................    16      20
Finished goods..............................................    15      17
                                                              ----    ----
Approximate replacement cost of inventories.................    63      68
LIFO reserves...............................................    (4)     (5)
Long-term contracts at average cost.........................   164     121
Progress payments...........................................   (56)    (17)
                                                              ----    ----
  Inventories...............................................  $167    $167
                                                              ====    ====

     Inventories applicable to government contracts, related to the Company's Aerospace and Defense segment, include general and administrative costs. The total of such costs incurred in fiscal 2002 and 2001 was $50 million and $76 million, respectively, and the amount in inventory is estimated to be $24 million and $36 million at November 30, 2002 and 2001, respectively.

     In fiscal 2001, Aerojet recorded an inventory write-down of $46 million related to its participation as a propulsion supplier to a commercial launch vehicle program and also recorded a $2 million accrual for outstanding obligations connected with this effort. Aerojet's inventory consists of program unique rocket engines and propulsion systems primarily intended for use in a commercial reusable launch vehicle. The inventory write-down reflects the inability of a commercial customer to secure additional funding, no alternative purchasers willing to acquire inventory held by Aerojet and no market value.

     Inventories using the LIFO method represented 11 percent and 13 percent of inventories at replacement cost as of November 30, 2002 and 2001, respectively.

3.  INCOME TAXES

     The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The Company files a consolidated federal income tax return with its wholly-owned subsidiaries.

     The components of the Company's provision for income taxes are as follows:

                                                                     AS OF
                                                                  NOVEMBER 30,
                                                              --------------------
                                                              2002    2001    2000
                                                              ----    ----    ----
                                                                   (MILLIONS)
CURRENT
  United States federal.....................................  $(14)   $  7    $(30)
  State and local...........................................    (4)    (19)     (8)
  Foreign...................................................    18       5       8
                                                              ----    ----    ----
                                                                --      (7)    (30)

DEFERRED
  United States federal.....................................  $ 16    $ 47    $ 51
  State and local...........................................     6      19      13
  Foreign...................................................   (10)     --       1
                                                              ----    ----    ----
                                                                12      66      65
                                                              ----    ----    ----
Provision for income taxes..................................  $ 12    $ 59    $ 35
                                                              ====    ====    ====

     A reconciliation of the federal statutory income tax rate to the Company's effective income tax rate is included in the following table:

                                                                   YEAR ENDED
                                                                  NOVEMBER 30,
                                                              --------------------
                                                              2002    2001    2000
                                                              ----    ----    ----
Statutory federal income tax rate...........................  35.0%   35.0%   35.0%
State and local income taxes, net of federal income tax
  benefit...................................................   3.6     2.7     4.1
Tax settlements, including interest.........................  (8.9)   (7.2)     --
Benefit of charitable gift..................................  (1.4)     --      --
Earnings of subsidiaries taxed at other than the U.S.
  statutory rate............................................   1.5     0.4     0.7
Other, net..................................................  (1.5)    0.7     0.3
                                                              ----    ----    ----
     Effective income tax rate..............................  28.3%   31.6%   40.1%
                                                              ====    ====    ====

     The Company reduced its fiscal 2002 income tax expense by $.6 million for the tax benefit of a charitable gift of land to the County of Muskegon, Michigan and by $3.8 million due to the receipt of federal and state income tax settlements. The Company reduced its fiscal 2001 income tax expense by $13.5 million due to the receipt of state income tax settlements.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                                  AS OF
                                                               NOVEMBER 30,
                                                              --------------
                                                              2002      2001
                                                              ----      ----
                                                                (MILLIONS)
DEFERRED TAX ASSETS
Accrued estimated costs.....................................  $ 60      $ 80
Net operating loss and tax credit carry-forwards............    30        18
Other postretirement and employee benefits..................    82        87
                                                              ----      ----
     Total deferred tax assets..............................   172       185
Valuation allowance.........................................    (8)       (5)
                                                              ----      ----
     Deferred tax assets, net of valuation allowance........   164       180

DEFERRED TAX LIABILITIES
Depreciation................................................    23        32
Pensions....................................................   133       128
                                                              ----      ----
     Total deferred tax liabilities.........................   156       160
                                                              ----      ----
       Total net deferred tax assets........................     8        20
       Less: current deferred tax assets/(liabilities)......    (1)       14
                                                              ----      ----
          Noncurrent deferred tax assets....................  $  9      $  6
                                                              ====      ====

     The Company has worldwide tax basis net operating loss carry-forwards totaling $214 million, the majority of which are related to state operations, which expire beginning in 2003. The remaining portion relates to foreign operations, most of which have indefinite carry-forward periods. The valuation allowance relates primarily to state net operating losses and increased by $3 million in fiscal 2002, $1.5 million in fiscal 2001 and $1.5 million in fiscal 2000. Included in the deferred tax assets is a foreign tax credit carry-forward of $3.2 million, which expires beginning in 2005. Pre-tax income of foreign subsidiaries was $27 million in fiscal 2002, $14 million in fiscal 2001 and $24 million in fiscal 2000. The Company does not provide deferred taxes on unremitted foreign earnings as it is the Company's intention to reinvest these earnings indefinitely, or to repatriate the earnings only when it is tax efficient to do so. Cumulative unremitted earnings of foreign subsidiaries were $65 million as of November 30, 2002. Cash paid during the fiscal year for income taxes was $14 million in 2002, $15 million in 2001 and $10 million in 2000.

4.  PROPERTY, PLANT AND EQUIPMENT

                                                                   AS OF
                                                               NOVEMBER 30,
                                                              ---------------
                                                               2002     2001
                                                              ------    -----
                                                                (MILLIONS)
Land........................................................  $   50    $  37
Buildings and improvements..................................     299      277
Machinery and equipment.....................................     708      629
Construction-in-progress....................................      23       26
                                                              ------    -----
                                                               1,080      969
Less: accumulated depreciation..............................    (599)    (515)
                                                              ------    -----
     Total property and equipment, net......................  $  481    $ 454
                                                              ======    =====

     Depreciation expense for fiscal 2002, 2001 and 2000 was $56 million, $65 million and $46 million, respectively.

5.  OTHER CURRENT LIABILITIES

                                                                 AS OF
                                                              NOVEMBER 30,
                                                              ------------
                                                              2002    2001
                                                              ----    ----
                                                               (MILLIONS)
Accrued goods and services..................................  $ 95    $132
Advanced payments on contracts..............................     6      18
Accrued compensation and employee benefits..................    37      24
Other postretirement benefits...............................    29      28
Other.......................................................    33      18
                                                              ----    ----
     Total other current liabilities........................  $200    $220
                                                              ====    ====

6.  LONG-TERM DEBT AND CREDIT FACILITY

                                                                 AS OF
                                                              NOVEMBER 30,
                                                              ------------
                                                              2002    2001
                                                              ----    ----
                                                               (MILLIONS)
Revolving credit facility, bearing interest at various rates
  (average rate of 4.4 percent as of November 30, 2002),
  expires December 2005.....................................  $ 45    $120
Term Loan A, bearing interest at various rates (4.6 percent
  as of November 30, 2002), payable in quarterly
  installments of approximately $5 million plus interest
  through December 2004 and then four quarterly installments of approximately $7 million plus interest through December
  2005......................................................    71      88
Term Loan B, bearing interest at various rates (5.6 percent
  as of November 30, 2002), payable in quarterly
  installments of approximately $300,000 plus interest
  through December 2005 and then four quarterly installments of approximately $8 million plus interest through December
  2005, final payment of approximately $79 million due in
  March 2007................................................   115      --
Convertible subordinated notes, bearing interest at 5.75
  percent per annum, interest payments due in April and
  October, maturing in April 2007...........................   150      --
Other.......................................................     6       6
                                                              ----    ----
     Total debt.............................................   387     214
Less: Amounts due within one year...........................   (22)    (17)
                                                              ----    ----
     Long-term debt.........................................  $365    $197
                                                              ====    ====

     As of November 30, 2002, the Company's debt maturities are summarized as follows (in millions):

  2003......................................................   $ 22
  2004......................................................     23
  2005......................................................     28
  2006......................................................     76
  2007......................................................    238
                                                               ----
  Total.....................................................   $387
                                                               ====

a.  REVOLVING CREDIT FACILITY AND TERM LOANS

     In December 2000, the Company entered into a new five year $500 million Credit Facility (Credit Facility) to finance the acquisition of the Draftex business and to replace a former credit facility. The Credit Facility consisted of a $150 million revolving credit facility (Revolver); a $150 million Term Loan A expiring December 2005; and a $200 million Term Loan B expiring December 2006. In August 2001, the Company executed an amendment to the Credit Facility which transferred $13 million of the Revolver and $52 million of

Term Loan A to Term Loan B. The outstanding balance of Term Loan B on October 19, 2001 was $264 million and was repaid with proceeds from the sale of Aerojet's EIS business (see Note 7).

     On February 28, 2002, the Company amended its Credit Facility to provide an additional $25 million term loan (Term Loan C). The $25 million was repaid on April 5, 2002. The Company does not have the ability to re-borrow these funds.

     On October 2, 2002, the Company amended and restated its Credit Facility (Restated Credit Facility) to provide for a new Term Loan B in the amount of $115 million maturing in April 2007. Proceeds of the Term Loan B were used to finance the acquisition of General Dynamics' Ordnance and Tactical Systems Space Propulsion and Fire Suppression business (GDSS) discussed in Note 7 and to repay revolving loans outstanding under the Credit Facility. The maturity of Term Loan B may be extended to June 2009 upon repayment of the Convertible Subordinated Notes discussed below.

     As of November 30, 2002, the borrowing limit under the revolving credit facility (Revolver Commitment) was $137 million of which the Company had drawn-down $45 million, and had outstanding letters of credit of $22 million, primarily securing environmental and insurance obligations.

     The Company pays a commitment fee between 0.375 percent and 0.50 percent (based on the most recent leverage ratio) on the unused balance of the Revolver Commitment. Borrowings under the Restated Credit Facility bear interest at the borrower's option, at various rates of interest, based on adjusted base rate (prime lending rate or federal funds rate plus 0.50 percent) or Eurocurrency rate plus, in each case, an incremental margin. For the Revolver and Term Loan A borrowings the incremental margin is based on the most recent leverage ratio. For base rate loans the margin ranges between 0.75 percent and 2.0 percent, and for the Eurocurrency loans, the margin ranges between 1.75 percent and 3.00 percent. For Term Loan B borrowings the margins for base rate loans and Eurocurrency rate loans are 2.75 percent and 3.75 percent, respectively. Cash paid for interest was $15 million, $34 million and $17 million in fiscal 2002, 2001 and 2000, respectively.

     The Restated Credit Facility is secured by substantially all of the assets of the Company and contains certain restrictive covenants that require the Company to meet specific financial ratios. The Restated Credit Facility also restricts capital expenditures, the ability to incur additional debt, the disposition of assets including real estate, and prohibits certain other types of transactions. The Restated Credit Facility permits dividend payments as long as there is no event of default. The Restated Credit Facility's four financial covenants are: an interest coverage ratio, a leverage ratio, a fixed charge coverage ratio and a consolidated net worth test, all as defined in the Restated Credit Facility. As presented in the table below, the Company was in compliance with all financial ratios as of November 30, 2002:

                                                               ACTUAL RATIO OR
                                                                   AMOUNT
                                                               ---------------
Interest coverage ratio, not less than: 4.00 to 1.00........     6.33 to 1.00
Leverage ratio, not greater than: 3.50 to 1.00..............     2.80 to 1.00
Fixed charges coverage ratio, not less than: 1.05 to 1.00...     1.31 to 1.00
Consolidated net worth, not less than $307 million:.........    $ 360 million

     On the last day of any fiscal quarter, minimum consolidated net worth is required to be equal to the sum of $300 million, plus an amount equal to 50 percent of the aggregate consolidated net income of the Company for all fiscal quarters ended on or after November 30, 2002.

     Based on current forecasted financial results, the Company expects to be in compliance with all of the above financial covenants for fiscal 2003, although no assurance can be given in this regard.

b.  CONVERTIBLE SUBORDINATED NOTES

     In April 2002, the Company issued $150 million aggregate principal amount of 5.75 percent Convertible Subordinated Notes (Notes) due in 2007. The Notes are initially convertible into 54.29 shares of the Company's

Common Stock per $1,000 principal amount of Notes, implying a conversion price of $18.42 per share, at any time until the close of business on the business day immediately preceding the maturity date unless previously redeemed or repurchased. Interest accrues on the Notes at a rate of 5.75 percent per annum payable each October 15 and April 15. The Notes are redeemable at the option of the holder upon a change of control and at the option of the Company if the closing price of the Company's Common Stock exceeds 125 percent of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the day of the mailing of the optional redemption notice. The Notes are general unsecured obligations of the Company and rank junior in right of payment to all of the Company's other existing and future senior indebtedness, including all of its obligations under its Restated Credit Facility.

     Issuance of the Notes generated net proceeds of $144 million. The Company used $25 million of the net proceeds to repay in full Term Loan C and $119 million to repay debt outstanding under the Revolver.

c.  SHELF REGISTRATION

     On June 20, 2002, the Company filed a shelf registration statement with the SEC under which the Company may, on a delayed basis, issue up to an aggregate principal amount of $300 million of its debt securities, shares of common stock or preferred stock. Net proceeds, terms and pricing of offerings, if any, of securities issued under the shelf registration statement will be determined at the time of any such offering.

7.  ACQUISITIONS AND DIVESTITURES

     In October 2002, the Company's Aerospace and Defense segment completed the acquisition of the assets of GDSS at a purchase price of $93 million, including transaction costs. Consideration for the purchase was comprised of $90 million in cash, direct acquisition costs of $5 million, net of a purchase price adjustment due back to the Company in the amount of $2 million. The acquisition strengthened the Company's position in spacecraft propulsion and emerging Missile Defense applications, expanded the Company's role on the NASA Space Shuttle Program, and enables expansion into new growth areas such as electric propulsion. The results of operations for the two month period ended November 30, 2002 are included as part of the Company's Aerospace and Defense segment. The table presented below summarizes GDSS's estimated fair value of assets acquired and liabilities assumed as of the acquisition date as follows:

                                                               OCTOBER 2, 2002
                                                                 (MILLIONS)
                                                               ---------------
Current Assets..............................................         $20
Noncurrent Assets...........................................          26
Intangible Assets subject to amortization(1)
  Backlog(2)................................................           2
  Existing Technology(3)....................................          11
In-Process Research and Development.........................           6
Goodwill....................................................          42
                                                                     ---
  Total Assets Acquired.....................................         107
                                                                     ---
Current Liabilities.........................................          12
Noncurrent Liabilities......................................           2
                                                                     ---
     Total Liabilities assumed..............................          14
                                                                     ---
     Net Assets Acquired....................................         $93
                                                                     ===

---------------

(1) 18 year weighted average useful life.

(2) Three year life on backlog.

(3) 20 year life on existing technology.

     During the two month period ended November 30, 2002, the Company recorded $0.2 million in amortization expense related to the acquired backlog and existing technology. The Company included the In-Process Research and Development write-off of $6 million in Unusual Items in its Consolidated Statements of Income. The Company has recorded the $42 million of goodwill in its Aerospace and Defense segment and expects $42 million of goodwill to be deductible for tax purposes.

     Aerojet finalized the sale of its EIS business to Northrop Corporation (Northrop) for $315 million in cash in October 2001, subject to certain working capital adjustments as defined in the purchase agreement. In April 2002, Aerojet reached an agreement with Northrop whereby the purchase price was reduced by $6 million. The gain on the transaction, before the purchase price adjustment, was $206 million. Both of these items were recorded as unusual charges to operations. The EIS business had sales of $398 million and operating profit of $30 million for the period December 1, 2000 through October 19, 2001. The results of operations for EIS are included in the Company's Aerospace and Defense segment for all periods presented in the Consolidated Statements of Income through the sale date.

     In December 2000, the Company acquired Draftex at an estimated purchase price of $215 million, including cash of $209 million and direct acquisition costs of $6 million, subject to certain purchase price adjustments provided for in the acquisition agreement. In February 2002, purchase price adjustments were finalized resulting in a $10 million reduction in the purchase price. Draftex is included as part of the Company's GDX Automotive segment. As part of the transaction, 11 manufacturing plants in Spain, France, Germany, Czech Republic, China, and the U.S. were acquired. The acquisition was accounted for under the purchase method of accounting. The allocation of purchase price includes a reserve for certain anticipated exit costs, including involuntary employee terminations and associated benefits and facility closure costs of $17 million (see Note 13).

     In June 2000, the Company sold a 20 percent equity interest in AFC to NextPharma for $25 million in cash and exchanged an additional 20 percent equity interest in AFC for an approximate 35 percent equity interest in NextPharma's parent company. As part of the agreement, GenCorp continued to manage, operate, and consolidate AFC as the majority owner. In connection with the transaction, the Company recorded a gain on the sale of the minority interest of $5 million. In addition, the Company initially recorded a minority interest of $26 million, included in other long-term liabilities, and an investment in NextPharma's parent company of $6 million. In December 2001, the Company reacquired the minority interest from NextPharma for $13 million. In addition, certain agreements between the two companies were terminated. The acquisition agreement also contains a provision for a contingent payment of up to $12 million in the event of a disposition of AFC by GenCorp on or before November 30, 2003, depending on the sale price.

8.  EMPLOYEE PENSION AND BENEFIT PLANS

a.  DEFINED BENEFIT AND OTHER POSTRETIREMENT BENEFIT PLANS

     The Company has a number of defined benefit pension plans that cover substantially all salaried and hourly employees. Normal retirement age is 65, but certain plan provisions allow for earlier retirement. The Company's funding policy is consistent with the funding requirements of federal law. The pension plans provide for pension benefits, the amounts of which are calculated under formulas principally based on average earnings and length of service for salaried employees and under negotiated non-wage based formulas for hourly employees. Substantially all of the pension plans' assets are invested in short-term investments, listed stocks and bonds.

     In addition to providing pension benefits, the Company currently provides certain healthcare and life insurance benefits to most retired employees in North America with varied coverage by employee groups. The health care plans generally provide for cost sharing in the form of retiree contributions, deductibles and coinsurance between the Company and its retirees. Retirees in certain other countries are provided similar benefits by plans sponsored by their governments. These postretirement benefits are unfunded. The costs of postretirement benefits are accrued based on the date the employees become eligible for the benefits.

     The Company implemented a restructuring of its corporate headquarters in late 2001, offering an early retirement program to eligible employees. The program resulted in a $10 million charge to expense.

     The status of the Company's defined benefit pension plan and other postretirement benefit plans is as follows:

                                                                            OTHER
                                                     DEFINED BENEFIT   POSTRETIREMENT
                                                      PENSION PLANS       BENEFITS
                                                     ---------------   ---------------
                                                          YEAR ENDED NOVEMBER 30,
                                                     ---------------------------------
                                                      2002     2001     2002     2001
                                                     ------   ------   ------   ------
                                                                (MILLIONS)
Fair value of plan assets at beginning of year.....  $1,862   $2,358   $  --    $  --
  Actual return on plan assets.....................     (98)    (164)     --       --
  Effect of EIS sale(1)............................      (1)    (175)     --       --
  Employer contributions...........................     (13)     (15)     29       29
  Benefits paid....................................    (134)    (142)    (29)     (29)
                                                     ------   ------   -----    -----
     Fair Value of Plan Assets at End of Year......  $1,616   $1,862   $  --    $  --
                                                     ======   ======   =====    =====
Benefit obligation at beginning of year............  $1,619   $1,830   $ 207    $ 224
  Service cost.....................................      12       15       1        1
  Interest cost....................................     118      136      14       15
  Amendments.......................................       1        3      --       --
  Settlement(1)....................................      --     (128)     --       --
  Curtailment(2)...................................      --      (10)     --      (14)
  Corporate restructure -- special termination
     benefits......................................      --       10      --        2
  Actuarial (gain) loss............................     (67)     (95)      3        8
  Benefits paid....................................    (134)    (142)    (29)     (29)
                                                     ------   ------   -----    -----
     Benefit Obligation at End of Year(3)..........  $1,549   $1,619   $ 196    $ 207
                                                     ======   ======   =====    =====
Funded status of the plans.........................  $   67   $  243   $(196)   $(207)
  Unrecognized actuarial (gain)/loss...............     257       52      --       (3)
  Unrecognized prior service cost..................      14       15     (16)     (21)
  Unrecognized transition amount...................      (3)      (6)     --       --
  Minimum funding liability........................      (4)      (2)     --       --
  Transfer of assets from pension to health care
     plan..........................................      --      (19)     --       --
  Employer contributions/benefit payments August 31
     through November 30...........................       2       --       7        9
                                                     ------   ------   -----    -----
     Net Asset (Liability) Recognized in the
       Company's Consolidated Balance Sheets(4)....  $  333   $  283   $(205)   $(222)
                                                     ======   ======   =====    =====

     Components of the amounts recognized in the Company's Consolidated Balance
Sheets:

                                                                            OTHER
                                                     DEFINED BENEFIT   POSTRETIREMENT
                                                      PENSION PLANS       BENEFITS
                                                     ---------------   ---------------
                                                            AS OF NOVEMBER 30,
                                                     ---------------------------------
                                                      2002     2001     2002     2001
                                                     ------   ------   ------   ------
                                                                (MILLIONS)
Prepaid benefit cost...............................   $337     $287    $  --    $  --
Other current liabilities..........................     --       --      (29)     (28)
Long-term liabilities..............................     (4)      (4)    (176)    (194)
Intangible assets..................................     --       --       --       --
Other shareholders' equity.........................      4        2       --       --
Minimum funding liability..........................     (4)      (2)      --       --
                                                      ----     ----    -----    -----
  Net Asset (Liability) Recognized in the
     Consolidated Balance Sheets(4)................   $333     $283    $(205)   $(222)
                                                      ====     ====    =====    =====

---------------

 (1) As discussed in Note 7, the Company sold its EIS business in fiscal 2001.

 (2) Relating to certain restructuring activities undertaken by GDX Automotive, as discussed in Note 12.

 (3) Pension amounts $19 million in 2002 and 2001 for unfunded plans.

 (4) Pension amounts included $20 million in 2002 and $19 million in 2001 for unfunded plans.

     The following table presents the weighted average assumptions used to determine the actuarial present value of pension benefits and other postretirement benefits:

                                                  DEFINED BENEFIT     OTHER POSTRETIREMENT
                                                   PENSION PLANS            BENEFITS
                                                  ----------------    --------------------
                                                   2002      2001       2002        2001
                                                  ------    ------    --------    --------
Discount rate...................................   7.25%     7.25%       7.00%       7.25%
Expected return on plan assets..................   8.75%     8.75%          *           *
Rate of compensation increase...................   4.50%     4.50%          *           *
Initial trend rate for health care costs(1).....      *         *       12.00%      12.00%
Ultimate trend rate for health care costs.......      *         *        6.00%       6.00%

---------------

  *  Not applicable.

 (1) The initial trend rate for health care costs declines by one percentage point per year, to six percent for years after the year 2007.

     A one percentage point increase in the assumed trend rate for health care costs would have increased the accumulated benefit obligation by $3 million as of November 30, 2002. A one percentage point increase in the assumed trend rate for health care costs would not have significantly increased the cost of fiscal 2002 postretirement health care benefits.

     Total periodic cost for pension benefits and other postretirement benefits:

                                        DEFINED BENEFIT           OTHER POSTRETIREMENT
                                         PENSION PLANS                  BENEFITS
                                   -------------------------     ----------------------
                                                 YEAR ENDED NOVEMBER 30,
                                   ----------------------------------------------------
                                                        (MILLIONS)
                                   2002      2001      2000      2002     2001     2000
                                   -----     -----     -----     ----     ----     ----
Service cost for benefits earned
  during the year................  $  12     $  15     $  16     $ 1      $  1     $ 1
Interest cost on benefit
  obligation.....................    118       136       132      14        15      16
Assumed return on plan
  assets(1)......................   (162)     (188)     (180)     --        --      --
Amortization of unrecognized
  amounts........................    (13)      (41)      (31)     (5)       (9)     (7)
Special events(2)................     --        62         2      --         2      --
Curtailment effects..............     --        (5)       --      --       (23)     --
                                   -----     -----     -----     ---      ----     ---
  Net periodic benefit (income)
     cost........................  $ (45)    $ (21)    $ (61)    $10      $(14)    $10
                                   =====     =====     =====     ===      ====     ===

---------------

 (1) Actual returns on plan assets were a loss of $98 million in fiscal 2002, a loss of $164 million in fiscal 2001 and a gain of $266 million in fiscal 2000.

 (2) Includes special termination benefits totaling $10 million in fiscal 2001 related to the corporate headquarters restructuring program discussed above.

     Effective December 1, 1999, the Company changed its methods for determining the market-related value of plan assets used in determining the expected return-on-assets component of annual net pension costs and the amortization of gains and losses for both pension and postretirement benefit costs. Under the previous accounting method, the market-related value of assets was determined by smoothing assets over a five-year period. The new method shortens the smoothing period for determining the market-related value of plan assets from a five-year period to a three-year period. The changes result in a calculated market-related value of plan assets that is closer to current value, while still mitigating the effects of short-term market fluctuation. The new method also reduces the substantial accumulation of unrecognized gains and losses created under the previous method due to the disparity between fair value and market-related value of plan assets. Under the previous accounting method all gains and losses were subject to a ten percent corridor and amortized over the expected working lifetime of active employees (approximately 11 years). The new method eliminates the ten percent corridor and reduces the amortization period to five years which could result in greater volatility in annual net pension costs.

     The cumulative effect of the accounting change described above related to periods prior to fiscal 2000 of $123 million ($74 million after-tax, or $1.76 per share for both basic and diluted EPS) is a one-time, non-cash credit to fiscal 2000 earnings. This accounting change also resulted in a reduction in benefit costs for the year ended November 30, 2000 that increased income allocable to continuing business segments by $30 million and pre-tax income from continuing operations by $37 million ($22 million after-tax, or $0.52 per share for both basic and diluted EPS).

b.  DEFINED CONTRIBUTION PENSION PLANS

     The Company also sponsors a number of defined contribution pension plans. Participation in these plans is available to substantially all salaried employees and to certain groups of hourly employees. Company contributions to these plans generally are based on a percentage of employee contributions. The cost of these plans was $7 million in fiscal 2002 and $9 million in fiscal 2001 and 2000. The Company's contribution to the salaried plan is invested entirely in the GenCorp Stock Fund, and may be funded with cash or shares of GenCorp common stock.

c.  POSTEMPLOYMENT BENEFITS

     The Company provides certain postemployment benefits to its employees. Such benefits include disability-related and workers' compensation benefits and severance payments for certain employees. The Company accrues for the cost of such benefit expenses once an appropriate triggering event has occurred.

9.  COMMITMENTS AND CONTINGENCIES

a.  LEASE COMMITMENTS

     The Company and its subsidiaries lease certain facilities, machinery and equipment and office buildings under long-term, non-cancelable operating leases. The leases generally provide for renewal options ranging from five to fifteen years and require the Company to pay for utilities, insurance, taxes and maintenance. Rent expense was $10 million in fiscal 2002, $8 million in fiscal 2001 and $6 million in fiscal 2000. The Company also leases certain surplus facilities to third parties. The Company recorded lease sales of $6 million in fiscal 2002 and 2001 related to these arrangements. The future minimum rental commitments under all non-cancelable operating leases and lease revenue in effect as of November 30, 2002 were as follows:

                                                              FUTURE MINIMUM      LEASE
                                                            RENTAL COMMITMENTS   REVENUE
                                                            ------------------   -------
                                                                     (MILLIONS)
2003......................................................         $ 7             $ 5
2004......................................................           6               3
2005......................................................           5               3
2006......................................................           5               3
2007......................................................           5               3
Thereafter................................................          30              --
                                                                   ---             ---
                                                                   $58             $17
                                                                   ===             ===

b.  LEGAL PROCEEDINGS

     From time to time, GenCorp and its affiliated companies are subject to legal proceedings, including litigation in federal and state courts, which arise out of, and are incidental to the ordinary course of business. The Company is also subject to governmental investigations by state and federal agencies. While the Company cannot predict the outcome of such proceedings with any degree of certainty, the potential liabilities that may result could have a material adverse effect on its financial position or the results of operations.

Groundwater Cases

     Along with other industrial Potentially Responsible Parties (PRPs) and area water purveyors, Aerojet was sued in 17 cases by approximately 1,500 private plaintiffs residing in the vicinity of the defendants' manufacturing facilities in Sacramento, California, and the Company's former facility in Azusa, California. The Azusa cases have been coordinated for trial in Los Angeles, California. The Sacramento cases have been stayed through March 2003. The individual plaintiffs generally seek damages for illness, death, and economic injury allegedly caused by their ingestion of groundwater contaminated or served by defendants, without specifying actual damages. Aerojet and other industrial defendants involved in the litigation are the subject of certain investigations under The Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and the Resource Conservation and Recovery Act (RCRA), as described in
Note 9(c).

     The Azusa cases and the Sacramento cases are listed in the table of groundwater and air pollution toxic tort legal proceedings in Part I, Item 3. The Azusa cases are proceeding under two master complaints and pretrial discovery is in process. Because water purveyors cannot be held liable if the water consumed met state and federal quality standards, the Company currently expects the trial court in Los Angeles will hold an evidentiary hearing to determine whether the PUC regulated water entity defendants served water in violation of state or federal drinking water standards. The Sacramento cases are stayed at least until March 2003. Aerojet has notified its insurers, retained outside counsel and intends to conduct a vigorous defense against all claims.

McDonnell Douglas Environmental Remediation Cost Recovery Dispute

     As described in greater detail under Note 9(c), "Environmental Matters," McDonnell Douglas Corporation (MDC), an operating unit of The Boeing Corporation, and Aerojet are engaged in a dispute in federal court regarding the costs associated with the environmental contamination of the Inactive Rancho Cordova Test Site (IRCTS). IRCTS was transferred by Aerojet to MDC and subsequently reacquired by Aerojet in 1984. The dispute involves the appropriate shares of responsibility for environmental contamination of IRCTS by MDC and Aerojet. The initial federal lawsuit was settled under a 1999 Settlement Agreement, in which Aerojet agreed to participate in the interim funding of certain remediation efforts at IRCTS subject to final allocation.

     In December of 2001, MDC filed a second lawsuit in Federal court alleging that Aerojet's interpretation of a subsequent cost sharing agreement between the parties was incorrect and constituted a breach of the 1999 Settlement Agreement. MDC sought to have Aerojet bear a fifty percent interim share (rather than the ten percent interim share accepted by Aerojet) of the costs of investigating and remediating offsite perchlorate groundwater contamination near Mather Field, allegedly associated with activities on IRCTS.

     During November 2002, Aerojet and MDC entered into discussions to settle the second lawsuit by renegotiating the temporary allocation of certain costs associated with the environmental contamination at IRCTS. As a consequence of those discussions, Aerojet and MDC have reached an agreement, in principle, that MDC will be responsible for 70 percent and Aerojet will be responsible for 30 percent of the disputed costs associated with environmental contamination at IRCTS. While the parties have reached an agreement in principle, a formal and complete agreement has not yet been completed and therefore has not yet been entered into by MDC and Aerojet.

Air Pollution Toxic Tort Cases

     Aerojet and several other defendants have been sued by private homeowners residing in the vicinity of Chino and Chino Hills, California. The cases have been consolidated and are pending in the U.S. District Court for the Central District of California -- Baier, et al. v. Aerojet-General Corporation, et al., Case No. EDCV 00 618VAP (RNBx) CA; Kerr, et al. v. Aerojet-General Corporation, Case No. EDCV 01-19VAP (SGLx), and Taylor, et al., v. Aerojet-General Corporation, et al., Case No. EDCV 01-106 VAP (RNBx). Plaintiffs generally allege that defendants released hazardous chemicals into the air at their manufacturing facilities, which allegedly caused illness, death, and economic injury. Discovery is proceeding in the cases. Aerojet has notified its insurers and is vigorously defending the actions.

Water Entity Cases

     In October 1999, Aerojet was sued by American States Water Company, a local water purveyor, and certain of its affiliates seeking damages, including unspecified past costs and replacement water for contaminated drinking water wells near Aerojet's Sacramento, California, manufacturing facility. The plaintiffs also sued the State of California for inverse condemnation. While both cases were consolidated in 2001, American States Water Company and the State of California recently entered into a settlement agreement to resolve the dispute. A hearing to determine whether the settlement should be approved by the court is scheduled for March 2003. Discovery has been ongoing and trial is currently scheduled to commence in August of 2003.

     Separately, between April 2000 and October 2001, six local water agencies and water purveyors sued Aerojet and other named defendants to recover damages relating to alleged contamination of drinking water wells in the Baldwin Park Operable Unit (BPOU) of the San Gabriel Basin Superfund site (BPOU drinking water well lawsuits). The plaintiffs included the San Gabriel Basin Water Quality Authority, the Upper San Gabriel Valley Municipal Water District, the Valley County Water District (Valley), the California Domestic Water Co. and San Gabriel Valley Water Company who were seeking, among other things, funding for a water treatment plant at the La Puente Valley County Water District (La Puente) well field. In January 2001, Aerojet and certain other cooperating potentially responsible parties (PRPs) reimbursed these plaintiffs and one other funding agency $4 million for the cost of the treatment plant. Since that time, Aerojet and the cooperating PRPs have continued to pay all operating and related costs for treatment at the La Puente site. The plaintiffs also sued to recover past costs in placing treatment facilities at the Big Dalton well site in the San Gabriel Basin. Plaintiffs claimed that Aerojet was responsible for contamination of their drinking water wells. While Aerojet was served in the case filed by Valley, the case has been inactive. The primary claim in these cases is for the recovery of past and future CERCLA response costs for treatment plants at plaintiffs' well sites.

     All of the BPOU drinking water well lawsuits were settled and dismissed by the plaintiffs without prejudice on or about September 16, 2002 in accordance with a settlement described as the Project Agreement and more fully described under San Gabriel Valley Basin, California. The settlement of plaintiffs' claims was approved by the United States Environmental Protection Agency (EPA). The settlement agreement requires the cooperating PRPs to fund the construction, maintenance and operation of certain water treatment facilities and to reimburse certain costs of the various water purveyors. As a consequence, all the past cost claims in those actions are settled and released. While plaintiffs' claims against Aerojet have been dismissed, Aerojet has filed third party claims against certain of the PRPs that remain before the court.

     Aerojet, along with approximately 60 other individual and corporate defendants, was recently served with four civil suits filed in the U.S. District Court for the Central District of California that seek recovery of costs allegedly incurred in response to the contamination present at the South El Monte Operable Unit (SEMOU) of the San Gabriel Valley Superfund site. The cases are denominated as follows: The City of Monterey Park v. Aerojet-General Corporation, et al., (CV-02-5909 ABC (RCx)); San Gabriel Basin Water Quality Authority v. Aerojet-General Corporation, et al., (CV-02-4565 ABC (RCx)); San Gabriel Valley Water Company v. Aerojet-General Corporation, et al., (CV-02-6346 ABC (RCx)) and Southern California Water Company v. Aerojet-General Corporation, et al., (CV-02-6340 ABC (RCx)). The cases have been coordinated for ease of administration by the court. The court directed all defendants to file their responsive pleadings by February 10, 2003 pending discussions of a framework for a possible settlement.

     These claims are based upon allegations of discharges from a former site in the El Monte area, as more fully discussed under San Gabriel Valley Basin, California, South El Monte Operable Unit. Aerojet has notified its insurers and is defending the actions as its investigations do not identify a credible connection between the contaminants identified by the water entities in the SEMOU and those detected at Aerojet's former facility located in El Monte, California, near the SEMOU (East Flair Drive site).

Vinyl Chloride Toxic Tort Cases

     Between the early 1950's and 1985, GenCorp produced polyvinyl chloride
(PVC) resin at its former Ashtabula, Ohio facility. PVC is the most common form of plastic currently on the market. A building block compound of PVC is vinyl chloride (VC), now listed as a known carcinogen by several governmental agencies. OSHA has strictly regulated workplace exposure to VC since 1974.

     Since 1996, GenCorp has been named in 23 toxic tort cases involving alleged exposure to VC. Thirteen of these cases were filed during 2002. With the exception of one case brought by the family of a former Ashtabula employee, GenCorp is alleged to be a "supplier/manufacturer" of PVC and/or a civil co-conspirator with other VC and PVC manufacturers. Plaintiffs allege that GenCorp suppressed information about the carcinogenic risk of VC to industry workers, and placed VC or PVC into commerce without sufficient warnings. Of these 23 cases, ten have been settled or dismissed on terms favorable to the Company, including the case where GenCorp was the employer. During 2002, one case was dismissed because Plaintiff could not establish any evidence of VC exposure.

     Of the remaining thirteen pending cases, there are four cases which allege VC exposure through various aerosol consumer products. In these cases, VC is alleged to have been used as an aerosol propellant during the 1960's, and the suits name numerous consumer product manufacturers, in addition to more than 30 chemical manufacturers. GenCorp used VC internally, but never supplied VC for aerosol or any other use. The other nine cases involve employees at VC or PVC facilities which had no connection to GenCorp. The complaints assert GenCorp's involvement in the alleged conspiracy in these cases stems from GenCorp's membership in trade associations. GenCorp is vigorously defending against all claims in these cases.

Asbestos Litigation

     Over the years, both GenCorp and Aerojet have from time to time been named as defendants in lawsuits alleging personal injury or death due to exposure to asbestos in building materials or in manufacturing operations. The lawsuits have been filed throughout the country, with the majority filed in Northern California. Since 1998, more than 50 of these asbestos lawsuits have been resolved, with the majority being dismissed and a substantial minority being settled for less than $30 thousand each. Approximately 30 asbestos cases are currently pending.

     In November 2002, a jury verdict against Aerojet in the amount of approximately $5 million in the Circuit Court of the City of St. Louis, Missouri, led to a judgment of approximately $2 million after setoff. The case is Goede et al. v. Chestertun Inc., Case No. 012-9428, Circuit Court, City of St. Louis, MO. The $3 million setoff was based on plaintiffs' settlements with other defendants. Aerojet and the plaintiffs recently filed post-trial motions. Plaintiffs are seeking a new trial to recover punitive damages; and Aerojet is seeking a new trial because the Company was not allowed to introduce all its evidence from certain witnesses against plaintiffs' claims. The trial court has set a hearing on pending motions on February 23, 2003. If the Company's motion for a new trial is not granted, an appeal will be filed to vacate the judgement.

Paper, Allied Industrial v. TNS, Inc. (formerly TNS, Inc. v. NLRB et al.)

     TNS, Inc., a wholly-owned subsidiary of Aerojet, is now known as Aerojet Ordnance Tennessee, Inc. (AOT). AOT has long manufactured armor piercing projectiles and ordnance from depleted uranium (DU) under contracts with the U.S. Department of Defense. Through an appeal to the Sixth Circuit Court of Appeals, the Company recently obtained judicial relief from a 1999 National Labor Relations Board (NLRB) ruling that AOT had violated federal labor laws and engaged in unfair practices when it failed to reinstate striking workers in 1981. Under the NLRB's ruling, striking workers were to have received reinstatement, back pay with interest and attorneys fees.

     On July 10, 2002, the Sixth Circuit Court of Appeals entered judgement in favor of the Company and reversed the ruling of the NLRB, holding that the NLRB had erred in concluding that AOT engaged in unfair labor practices when it did not rehire striking workers. The appeals court held that the record in the litigation did not fully resolve the factual issue as to whether "abnormally dangerous" conditions in the plant precipitated the strike, but at the same time, the appeals court held that NLRB's delay in rendering its final decision more than 20 years later was "inexcusable" and no further proceedings were warranted. A petition for certiorari was filed with the United States Supreme Court, asking the Supreme Court to grant an appeal of the Sixth Circuit judgment.

     On January 13, 2002, the Supreme Court denied that petition and, as a matter of law, left the Sixth Circuit judgment in favor of the Company as the final judgment in the case.

Wotus, et al. v. GenCorp Inc. and OMNOVA Solutions Inc.

     In October 2000, a group of hourly retirees filed a class action lawsuit disputing retiree medical benefits and naming GenCorp and OMNOVA Solutions Inc. (OMNOVA) as defendants, Wotus, et al. v. GenCorp Inc., et al., U.S.D.C., N.D. OH (Cleveland, OH), Case No. 5:00-CV-2604. The retirees sought rescission of the then current Hourly Retiree Medical Plan established in spring 1994, and reinstatement of the prior plan terms. The crux of the dispute relates to union and GenCorp negotiated modifications in retiree benefits that, in exchange for other consideration, now require retirees to make benefit contributions as a result of caps on Company paid retiree medical cost implemented in fall 1993. A retiree's failure to pay contributions results in a termination of benefits.

     The class representatives consist of three hourly retirees from the Jeannette, Pennsylvania facility of OMNOVA, the company spun-off from GenCorp on October 1, 1999, and one hourly retiree from GenCorp's former Akron tire plant. The putative class encompasses all eligible hourly retirees formerly represented by the unions URW or USWA. The unions, however, are not party to the suit and have agreed not to support such litigation pursuant to an agreement negotiated with GenCorp. GenCorp prevailed in a similar class action filed in 1995, arising at its Wabash, Indiana location. Divine, et al. v. GenCorp Inc., U.S.D.C., N.D. IN (South Bend, IN), Case No. 96-CV-0394-AS.

     Plaintiff retirees and the Company defendants filed cross-motions for summary judgment which were denied on December 20, 2002. The court ordered the parties to submit case management plans and suggested that proceedings be stayed for six months. Negotiations regarding the possible stay are proceeding.

     GenCorp has given notice to its insurance carriers and intends to vigorously defend against the retirees' claims. OMNOVA has requested indemnification from GenCorp should Plaintiffs prevail in this matter. GenCorp has denied this request, and OMNOVA's claim will likely be decided through binding arbitration pursuant to agreements entered into during the GenCorp-OMNOVA spin-off in 1999.

Olin Corporation v. GenCorp Inc.

     In August 1991, Olin Corporation (Olin) advised GenCorp that under a 1962 manufacturing agreement with Olin (1962 Agreement), it believed GenCorp to be jointly and severally liable for certain Superfund remediation costs, estimated by Olin to be $70 million. The costs are associated with a former Olin manufacturing facility and its waste disposal sites in Ashtabula County, Ohio. In 1993, GenCorp sought a declaratory judgment in federal court (Ohio Court) that the Company is not responsible for such environmental remediation costs. Olin counterclaimed seeking a judgment that GenCorp is jointly and severally liable for a share of remediation costs. GenCorp has argued and asserted as a defense to Olin's counterclaim that under the terms of the 1962 Agreement Olin had a contractual obligation to insure against environmental and other risks and that its failure to protect such insurance payments under these policies precluded Olin from recovery against GenCorp for these remediation costs. Further, GenCorp argued that any failure on Olin's part to comply with the terms of such insurance policies would result in GenCorp being entitled to breach of contract remedies resulting in a reduction in any CERCLA liability amounts determined to be owed to Olin that would have otherwise been recovered from Olin's insurance carriers (Reduction Claims).

     In 1999, the Ohio Court rendered an interim decision on CERCLA liability. The Court found GenCorp 30 percent liable and Olin 70 percent liable for remediation costs at "Big D Campground" landfill (Big D site).

The Ohio Court also found GenCorp 40 percent liable and Olin 60 percent liable for remediation costs,including costs for off-site disposal (other than Big D) and costs attributable to contamination at the Olin TDI facility, a plant built and operated by Olin on GenCorp property near the Big D site. On May 9, 2002, the Ohio Court issued a memorandum opinion stating that it intended to enter a judgment in Olin's favor in the amount of approximately $19 million, plus prejudgment interest against GenCorp, for CERCLA contribution liability. In that same opinion, the Ohio Court deferred concluding whether and to what extent GenCorp would be entitled to receive a credit against its CERCLA contribution liability based on the Company's Reduction Claims against Olin, pending the outcome of Olin's litigation against its insurance carriers for coverage under Olin's insurance policies.

     The Company will appeal its CERCLA contribution liability. The Company believes that it is not directly or indirectly liable as an arranger for Olin's waste disposal at the Big D site and that it did not either actively control Olin's waste disposal choices or operate the plant on a day-to-day basis. Outside counsel have advised the Company that many aspects of the Company's appeal of its CERCLA liability have considerable merit. Management believes it will prevail on appeal, should such appeal actually be necessary.

     Irrespective of the outcome of an appeal, the Company believes it has contractual protection against Olin's claims by virtue of Olin's obligations to procure and protect insurance. The Court had previously resolved that pursuant to the terms of the 1962 Agreement, it was Olin's contractual obligation to obtain insurance coverage, and the evidence adduced during the litigation showed that Olin had in place insurance coverage during the period in question in the amount of $40 million to $50 million.

     On September 5, 2002, Olin advised the Court and GenCorp that on August 27, 2002, the U.S. District Court for the Southern District of New York (NY Court) had ruled Olin failed to protect its right to payments under its insurance policies for the Big D site. The NY Court based its ruling on the fact that Olin had failed to timely notify its insurance carriers of its claims. Olin also informed the Ohio Court it would appeal the NY Court decision and pressed the Ohio Court to enter judgment.

     If the NY Court decision is affirmed on Olin's appeal, the Ohio Court could rule in GenCorp v. Olin in one of two ways: (a) it could find that Olin's late notice constituted a breach of its obligation under the 1962 Agreement to protect the insurance; or (b) it could conclude that Olin's conduct does not fully reduce GenCorp's liability. If the Ohio Court rules that Olin's late notice is a breach of the 1962 Agreement, the question will become determination of the damages suffered by GenCorp as a result of the breach. GenCorp has argued that the proper measure of damages is the coverage limits of the policies that Olin forfeited -- an amount in this case that is more than sufficient to cover GenCorp's entire liability.

     On September 13, 2002, GenCorp filed a motion asking the Ohio Court to reconsider its decision to enter judgment for Olin, or in the alternative, to consider GenCorp's Reduction Claims that could result in a ruling in favor of GenCorp. The parties exchanged briefs on these issues.

     The Ohio Court issued a memorandum opinion and judgment order on November 21, 2002 entering "final" judgment in favor of Olin in the amount of approximately $19 million plus prejudgment interest in the amount of approximately $10 million. However, the Ohio Court did not decide GenCorp's Reduction Claims against Olin, but did state that two matters related to the Company's Reduction Claims were "pivotal" to the ultimate determination of this case: (i) whether there was an insurable event upon which Olin could recover had Olin complied with the applicable contract provisions and (ii) whether GenCorp is entitled to receive a credit based on Olin's failure to provide timely notice that foreclosed insurance recovery. The Ohio Court further determined that GenCorp's Reduction Claims "are held in abeyance pending the resolution of [Olin's] appeal in the New York insurance litigation." Management has been advised by outside counsel that GenCorp's recovery on its Reduction Claims could range from a nominal amount to an amount sufficient to reduce the judgment against GenCorp in its entirety.

     Outside counsel to the Company have also advised that because the Ohio Court's opinion and judgment is based on the 1962 Agreement and because the Ohio Court failed to resolve GenCorp's Reduction Claims against

Olin, it is likely that the decision and order issued by the Ohio Court on November 21, 2002 will not be considered a final judgment. Consequently, and in reliance upon its outside counsel, the Company believes that it is not likely that a final judgment giving rise to liability has actually occurred. The Company has filed its notice of appeal, in any event, to preserve its appellate rights. Given Olin's contractual obligation to have obtained and complied with the terms of its insurance policies and the NY Court's finding that Olin failed to give proper notice of a claim under these insurance policies, neither management nor outside counsel can at this time estimate the possible amount of liability arising from this case, if any.

     In addition to several procedural motions pending before the Ohio Court since early December 2002, GenCorp asked the Ohio Court to waive the standard bond requirement and stay any attempt to execute on the Ohio Court's judgment pending appeal. Olin opposed the stay, but stated it would not oppose a stay if GenCorp posted the normal supersedeas bond. On January 22, 2003, the court denied all pending motions and issued a Judgment Order stating the case was "terminated" on the Ohio Court's docket. However, in its Memorandum Opinion and Order of the same date, the Ohio Court stated "[w]hether there was an insurable event upon which Olin would have been entitled to recovery had it provided its insurers with timely notice... and... whether GenCorp is entitled to credit based upon Olin's omission which foreclosed insurance recover for Big D, remain unresolved."

     Pursuant to a December 10, 2002 stipulation between the parties. Olin will not and cannot execute on the judgment until fifteen business days after the Ohio Court issues a ruling on Olin's December 5, 2002 motion to correct the November 21, 2002 order. (Olin's motion addressed a mathematical error that will increase slightly the interest owed to Olin.) Based on the stipulation and the Ohio Court's January 22, 2003, ruling on Olin's motion, Olin cannot execute on the judgment before February 13, 2003.

     GenCorp filed its notice of Appeal on December 20, 2003. In light of the Ohio Court's January 22, 2003 judgment and the accompanying opinion, on January 27, 2003, GenCorp filed a motion to dismiss its appeal on the grounds that the November 21, 2002 and January 22, 2003 orders and judgments are not final. The Company seeks an appellate ruling that in effect directs the Ohio Court to address GenCorp's Reduction Claims before entering any final judgment. In addition, GenCorp has motions pending which ask: (i) the appellate court to stay execution without bond pending action on GenCorp's appeal; and (ii) the Ohio Court to accept a letter of credit in lieu of bond should a bond be required. Olin opposes the former and is expected to oppose the latter. If successful, the Company believes it will not be obligated to make any significant payments to Olin because of GenCorp's Reduction Claims. Until the Court of Appeals addresses whether the judgment is final, it is impossible to determine the amount GenCorp is obligated to pay Olin. If the Court of Appeals determines that the judgment is final and properly certified for appeal, then the Company must address its liability and either pay the amount of the liability or post a supersedeas bond or other security in order to pursue its appeals.

     In summary, while the Ohio Court has found the Company liable to Olin for a CERCLA contribution payment, the Company has concluded it is not currently appropriate to accrue any additional amount related to that finding because: (a) the Company previously accrued the entire amount of its estimated potential liability for contamination at the Olin TDI facility and related offsite contamination, except for disposal at the Big D site; (b) the Company believes it will prevail on appeal on the basis that it is not derivatively or directly liable as an arranger for disposal at the Big D site, both as a matter of fact and as supported by other case law; (c) irrespective of whether, upon exhausting all avenues of appeal, there is a finding of CERCLA liability, the Company believes that: (i) if Olin prevails in its appeal of the NY Court ruling, the Company will make no payment to Olin; or (ii) if Olin fails in its appeal, that Olin's breach of its contractual obligations to provide insurance will result in a reduction in or elimination of some or all of such liability; and, (d) at this point in time, it is uncertain whether the judgment rendered by the Ohio Court is indeed a final judgment, and for all these reasons, the possible amount of additional liability arising from this case, if any, cannot be established at this time.

Other Legal Matters

     The Company and its affiliated companies are subject to other legal actions, governmental investigations, and proceedings relating to a wide range of matters in addition to those discussed above. In the opinion of the Company, after reviewing the information which is currently available with respect to such matters and consulting with the Company's counsel, any liability which may ultimately be incurred with respect to these other matters is not expected to materially affect the consolidated financial condition of the Company. The effect of resolution of these matters on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters.

c.  ENVIRONMENTAL MATTERS

  Sacramento, California

     In 1989, a federal district court in California approved a Partial Consent Decree (Decree) requiring Aerojet to conduct a Remedial Investigation/Feasibility Study (RI/FS) of Aerojet's Sacramento, California site. The Decree required Aerojet to prepare a RI/FS report on specific environmental conditions present at the site and alternatives available to remediate such conditions. Aerojet also is required to pay for certain governmental oversight costs associated with Decree compliance. Beginning in the mid 1990s, the State of California expanded its surveillance of perchlorate and nitrosodimethylamine (NDMA). Under the RI/FS, traces of these chemicals were detected using new testing protocols in public water supply wells near Aerojet's Sacramento site.

     Aerojet has substantially completed its efforts under the Decree to determine the nature and extent of contamination at the facility. Aerojet has preliminarily identified the technologies that will likely be used to remediate the site and has estimated costs using generic remedial costs from Superfund remediation databases. Aerojet will continue to conduct feasibility studies to refine technical approaches and costs to remediate the site. The remediation costs are principally for design, construction, enhancement and operation of groundwater and soil treatment facilities, ongoing project management and regulatory oversight, and are expected to be incurred over a period of approximately 15 years. Aerojet is also addressing groundwater contamination both on and off its facilities through the development of operable unit feasibility studies. On August 19, 2002, the U.S. Environmental Protection Agency (EPA) issued an administrative order requiring Aerojet to implement the EPA approved remedial action for the Western Groundwater Operable Unit. A nearly identical order was issued by the California Regional Water Quality Control Board, Central Valley (Central Valley RWQCB). A discussion of Aerojet's efforts to estimate these costs is contained under the heading "Environmental Reserves and Estimated Recoveries."

     On April 15, 2002, the United States District Court approved and entered a Stipulation and Order Modifying the Partial Consent Decree (Stipulation and Order). Among other things, the Stipulation and Order removed approximately 2,600 acres of Aerojet's property from the requirements of the Decree and from the Superfund site designation, enabling the Company to put the 2,600 acres to more productive use. The stipulated order also requires GenCorp to provide a $75 million guarantee to assure that remediation activities at the Sacramento site are fully funded; requires Aerojet to provide a short-term and long-term plan to replace lost water supplies; and divides the Superfund site into "Operable Units" to allow Aerojet and the regulatory agencies to more efficiently address and restore priority areas.

     Aerojet leased a portion of its Sacramento facility to Douglas Aircraft for rocket assembly and testing from 1957 to 1961 and sold approximately 3,800 acres, including the formerly leased portion, to Douglas Aircraft in 1961. Aerojet reacquired the property (known as the "IRCTS") from the McDonnell Douglas Corporation (MDC), the successor to Douglas Aircraft and now an operating unit of the Boeing Corporation, in 1984. Both MDC and Aerojet were ordered to investigate and remediate environmental contamination by certain orders issued in 1991 and 1994 by the California Department of Toxic Substance Control (DTSC) and a similar 1997 order of the Central Valley RWQCB. Aerojet filed suit against MDC to recover costs Aerojet incurred resulting from compliance with the orders (Aerojet-General Corporation v. McDonnell Douglas Corporation, et al., Case No. CVS 94-1862 WBS JFM). In 1999, Aerojet and MDC entered into a settlement agreement to allocate responsibility for a portion of the costs incurred under the orders and to negotiate responsibility for the remaining costs. MDC subsequently brought suit against Aerojet alleging breach of the settlement agreement and seeking specific performance and declaratory relief. (McDonnell Douglas Corporation, v. Aerojet-General Corporation, Civ.S-01-2245, in the U.S. District Court for the Eastern District of California filed December 7, 2001.) The alleged breach involves interpretation of the 1999 settlement agreement and subsequent cost sharing agreement between MDC and Aerojet pertaining to contribution by each company toward investigation and remediation costs ordered by the DTSC and the Central Valley RWQCB. DTSC and the Central Valley RWQCB issued their orders alleging both companies were responsible for environmental contamination allegedly existing at and migrating onto and from the IRCTS site, an approximately 3,800 acre portion of Aerojet's approximately 12,000 acre Sacramento facility.

     Aerojet and MDC have entered into discussions to settle the second lawsuit by establishing new temporary allocations of costs, subject to final allocation (see Note 9(b), "McDonnell Douglas Environmental Remediation Dispute").

  San Gabriel Valley Basin, California

Baldwin Park Operable Unit

     Aerojet, through its former Azusa, California site, was named by the EPA as a PRP in the portion of the San Gabriel Valley Superfund Site known as the Baldwin Park Operable Unit (BPOU). A Record of Decision (ROD) regarding regional groundwater remediation was issued and Aerojet and 18 other PRPs received Special Notice Letters requiring groundwater remediation. All of the Special Notice Letter PRPs are alleged to have been a source of volatile organic compounds (VOCs). Aerojet's investigation demonstrated that the groundwater contamination by VOCs is principally upgradient of Aerojet's property and that lower concentrations of VOC contaminants are present in the soils of Aerojet's presently and historically owned properties. The EPA contends that of the 19 PRPs identified by the EPA, Aerojet is one of the four largest sources of VOC groundwater contamination at the BPOU. Aerojet contests the EPA's position regarding the source of contamination and the number of responsible PRPs.

     In May 1997, as a result of the development of more sensitive measuring methods, perchlorate was detected in wells in the BPOU. NDMA was also detected using newly developed measuring methods. Suspected sources of perchlorate include Aerojet's solid rocket development and manufacturing activities in the 1940s and 1950s, military ordnance produced by a facility adjacent to the Aerojet facilities in the 1940s, the burning of confiscated fireworks by local fire departments, and fertilizer used in agriculture. NDMA is a suspected by-product of liquid rocket fuel activities by Aerojet in the same time period. It is also a contaminant in cutting oils used by many businesses and is found in many foods. In addition, new regulatory standards for a chemical known as 1,4 dioxane require additional treatment. Aerojet may be a minor contributor of this chemical. Aerojet has been a leader in the development of new, low cost technologies for the treatment of perchlorate, NDMA and 1,4 dioxane.

     On June 30, 2000, the EPA issued a Unilateral Administrative Order (UAO) ordering the PRPs to implement a remedy consistent with the ROD, but still encouraging the PRPs to attempt to negotiate an agreement with the local purveyors. The PRPs agreed to comply.

     On November 23, 1999 the California Regional Water Quality Control Board (Los Angeles RWQCB) issued orders to Aerojet and other PRPs to conduct groundwater investigations on their respective sites. As a result, the Los Angeles RWQCB ordered Aerojet to conduct limited soil gas extraction, which Aerojet is implementing, and evaluating remedies for perchlorate contamination in soils.

     Following extended negotiations, Aerojet, along with seven other PRPs (collectively, the "Cooperating Respondents") signed a Project Agreement in late March 2002 with Water Quality Authority, Watermaster, Valley County Water District, La Puente Valley Water District, San Gabriel Valley Water Company, Suburban Water Systems and California Domestic Water Company (collectively, the Water Entities). The Project Agreement became effective on May 9, 2002, following approval by a California Superior Court and the finalization of policy language on the $100 million Baldwin Park Operable Unit Manuscript Environmental Site Liability Policy from Chubb Custom Insurance Company covering certain Project risks.

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

     The Cooperating Respondents will also fund operation and maintenance of treatment facilities (not including ordinary operating expenses of the local water purveyors, certain costs for replacement water that may be incurred by such Water Entities and related administrative costs, collectively, O&M costs). The Cooperating Respondents are required to maintain sufficient financial assurance to cover the estimated O&M for two years. Actual O&M payments would be made at the start of each three-month period to cover anticipated costs for the succeeding six-month period. When fully constructed, six treatment facilities will be treating in excess of 25,000 gallons per minute for the purposes of ROD implementation and to provide potable water supply. The Project Agreement has a term of 15 years. The Project Agreement also settles the past environmental claims of the Water Entities.

     Aerojet and the other Cooperating Respondents have entered into an interim allocation agreement that establishes the interim payment obligations of Aerojet and the remaining Cooperating Respondents for the costs of the Project Agreement. Aerojet anticipates that the parties may seek to mediate final allocation, but, if unsuccessful, litigation could occur. Under the interim allocation, Aerojet is responsible for approximately two-thirds of all project costs, pending completion of any allocation proceeding. All project costs are subject to reallocation among the Cooperating Respondents.

     A significant amount of public funding is available to offset project costs. To date, Congress has appropriated approximately $40 million (so called Title 16 and Dreier funds), which is potentially available for payment of project costs. All such funding will require Water Quality Authority (WQA) action to allocate funds to the project, which the WQA is currently considering. Based upon WQA preliminary actions to date, Aerojet anticipates that approximately $25 million of the funding will have been allocated to the project by the end of 2003 and that additional funds may follow in later years.

     As part of the EIS sale to Northrop in October 2001, the EPA approved a Prospective Purchaser Agreement with Northrop to absolve it of pre-closing liability for contamination caused by the Azusa facility, which liability will remain with Aerojet. As part of that agreement, Aerojet agreed to put $40 million into an irrevocable escrow for the BPOU project to implement the EPA UAO, and GenCorp agreed to provide a $25 million guarantee for Aerojet's share of remediation costs in the BPOU. The $40 million is being used to fund Aerojet's obligations under the Project Agreement.

     As part of the agreement to sell the EIS business to Northrop, Aerojet paid the EPA $9 million to be offset against Aerojet's share of the EPA's claimed past costs of approximately $22 million. A very substantial share of the EPA's past costs related to the period prior to 1997 when the sole contamination being considered involved VOCs. Aerojet believes that it is responsible for less than ten percent of these costs. As a result, in the allocation with the other PRPs, Aerojet will seek to recover a significant portion of the $9 million paid to the EPA from the other PRPs. Unresolved at this time is the issue of California's past costs which were last estimated at approximately $4 million.

     Aerojet intends to defend itself vigorously to assure that it is appropriately treated with other PRPs and that costs of any remediation are properly spread over all users of the San Gabriel Valley aquifer. In addition, Aerojet is also pursuing its insurance remedies.

     On November 9, 2001, GenCorp received a General Notice Letter from the EPA asserting that GenCorp is a PRP for the BPOU. This General Notice Letter was received more than ten years after the General Notice given to GenCorp's subsidiary, Aerojet. The EPA alleged that in the 1940s and early 1950s GenCorp's predecessor, The General Tire & Rubber Company, participated in a joint venture with Aerojet Engineering Corporation, a predecessor to Aerojet-General Corporation, sharing 50 percent of the profits on certain U.S. Navy contracts for JATO rockets and that it had some role in managing the joint venture at the Azusa facility. GenCorp strongly disagrees with the EPA designation. The EPA is factually incorrect; at all times, Aerojet was the sole party that owned or operated the Azusa site during the early production of the JATO rockets. GenCorp strongly disagrees with the EPA's PRP designation and plans to resist the designation at every level possible.

     On February 28, 2002, the EPA issued a unilateral First Amended Administrative Order For Remedial Design and Remedial Action (Amended Order) for the BPOU. The Amended Order does not materially alter the obligations of Aerojet under the earlier UAO; however, the Amended Order names GenCorp as a Respondent on the basis of the allegations made in the General Notice Letter. The Amended Order does not require GenCorp to undertake any action unless Aerojet fails to perform its obligations under the UAO. It states that GenCorp is being added to the Amended Order "as a backup" to Aerojet's performance; and it provides that GenCorp is deemed to be in compliance with the Amended Order on the effective date of the Amended Order. The EPA has not claimed since the effective date that GenCorp has any current obligation under the order. Because GenCorp does not believe it was properly designated a PRP at the site, the Company is evaluating an appropriate response to the Amended Order should the EPA claim action is required.

South El Monte Operable Unit

     On December 21, 2000, Aerojet received an order from the Los Angeles RWQCB requiring a work plan for investigation of Aerojet's former El Monte facility. On January 22, 2001, Aerojet filed an appeal of the order with the Los Angeles RWQCB asserting selective enforcement. The appeal is in abeyance pending negotiations with the Los Angeles RWQCB. In March 2001, Aerojet submitted a limited work plan to the Los Angeles RWQCB. On February 21, 2001, Aerojet received a General Notice Letter from the EPA Region IX naming Aerojet as a PRP to the SEMOU of the San Gabriel Valley Superfund site. Aerojet continues to negotiate with the Los Angeles RWQCB for a limited investigation of this former facility. Aerojet has begun the process of obtaining access agreements should the Los Angeles RWQCB approve Aerojet's work plan.

     On April 1, 2002, Aerojet received a special notice letter from the EPA (dated March 28, 2002) that requested Aerojet to enter into negotiations with the EPA regarding the performance of a remedial design and remedial action for the SEMOU. In light of this letter, Aerojet performed a limited site investigation of the East Flair Drive Site. The data collected and summarized in the Field Investigation Report showed that chemicals including TCE and PCE were present in the soil and groundwater at and near the East Flair Drive Site. The Field Investigation Report also showed that the hydraulic gradient at the East Flair Drive Site is oriented toward the northeast. This finding indicates that the site is not a likely source of contamination at the SEMOU, as the ground water flow at the site is away from the SEMOU and not toward it. Given the data indicating that the East Flair Drive Site is not a source of the contamination at the SEMOU, Aerojet requested that EPA reconsider its issuance of the SEMOU special notice letter.

     To date, Aerojet has not received a response to the Field Investigation Report from either the Los Angeles RWQCB or the EPA. Aerojet continues to work cooperatively with the Los Angeles RWQCB for a limited investigation of the East Flair Drive Site and with the EPA regarding the SEMOU.

     Aerojet has been served with four civil suits filed in the U.S. District Court for the Central District of California that seek recovery of costs allegedly incurred in response to the contamination present at the SEMOU (see
Note 9(b), "Water Entity Cases").

  Other Sites

     The Company has studied remediation alternatives for its closed Lawrence, Massachusetts facility, which was primarily contaminated with PCBs, and has begun site remediation and off-site disposal of debris. As part of these remediation efforts, the Company is working with local, state and federal officials and regulatory agencies to return the property to a beneficial use. The time frame for the remediation and redevelopment project is currently estimated to range from two to four years.

     The Company is also currently involved, together with other companies, in approximately 22 other Superfund and non-Superfund remediation sites. In many instances, the Company's liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company's involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company's experience, interim and final allocations of liability costs are generally made based on relative contributions of waste. Based on the Company's previous experience, its allocated share has frequently been minimal, and in many instances, has been less than one percent. Also, the Company is seeking recovery of its costs from its insurers.

ENVIRONMENTAL RESERVES AND ESTIMATED RECOVERIES

(i) Reserves

     The Company periodically prepares complete reexaminations of estimated future remediation costs that could be incurred by the Company. These periodic reexaminations take into consideration the investigative work and analysis of the Company's engineers, engineering studies performed by outside consultants, and the advice of its legal staff and outside attorneys regarding the status and anticipated results of various administrative and legal proceedings. In most cases only a range of reasonably possible costs can be estimated. In establishing the Company's reserves, the most probable estimated amount is used when determinable and the minimum is used when no single amount is more probable.

     During 2002, the Company completed a review of estimated future environmental costs which incorporated, but was not limited to the following:
(i) status of work completed since the last estimate; (ii) expected cost savings related to the substitution of new remediation technology and to information not available previously; (iii) obligations for reimbursement of regulatory agency service costs; (iv) updated BPOU cost estimates; (v) costs of complying with the Western Groundwater Administrative Order, including replacement water and remediation upgrades; (vi) estimated costs related to IRCTS and Aerojet's Sacramento site; (vii) new information related to the extent and location of previously identified contamination; and (viii) additional construction contingencies. This re-examination of estimated future remediation costs resulted in a net increase in the Company's environmental reserves of $107 million.

     A summary of the Company's environmental reserve activity is shown below (in millions):

                       NOVEMBER 30,       2001       NOVEMBER 30,     2002          2002       NOVEMBER 30,
                           2000       EXPENDITURES       2001       ADDITIONS   EXPENDITURES       2002
                       ------------   ------------   ------------   ---------   ------------   ------------
Aerojet..............      $320           $(68)          $252         $107          $(41)          $318
Other Sites..........        33             (6)            27           --            (5)            22
                           ----           ----           ----         ----          ----           ----
Total................      $353           $(74)          $279         $107          $(46)          $340
                           ====           ====           ====         ====          ====           ====

(ii) Estimated Recoveries

     On January 12, 1999, Aerojet and the U.S. government implemented the October 1997 Agreement in Principle (Global Settlement) resolving certain prior environmental and facility disagreements, with retroactive effect to December 1, 1998. The Global Settlement covered all environmental contamination at the Sacramento and Azusa sites. Under the Global Settlement, Aerojet and the U.S. government resolved disagreements about an appropriate cost-sharing ratio. The Global Settlement contemplates that the cost-sharing ratio will continue for a number of years.

     Pursuant to the Global Settlement covering environmental costs associated with Aerojet's Sacramento site and its former Azusa site, the Company can recover up to 88 percent of its environmental remediation costs for these sites through the establishment of prices for Aerojet's products and services sold to the U.S. government. The ability of Aerojet to continue recovering these costs from the U.S. government depends on Aerojet's sustained business volume under U.S. government contracts and programs and the relative size of Aerojet's commercial business.

     In conjunction with the sale of EIS, Aerojet entered into an agreement with Northrop whereby Aerojet will be reimbursed by Northrop for 50 percent of environmental expenditures eligible for recovery under the Global Settlement. Amounts reimbursed are subject to annual limitations, with excess amounts carrying over to subsequent periods, the total of which will not exceed $190 million over the term of the agreement, which ends in 2028. As of November 30, 2002, $178 million in potential future reimbursements was available over the remaining life of the agreement.

     In conjunction with the review of its environmental reserves discussed above, the Company revised its estimate of costs that will be recovered under the Global Settlement based on business expected to be conducted under contracts with the U.S. government and its agencies in the future. The adjustments to the environmental remediation reserves and estimated future cost recoveries did not affect operating results in fiscal 2002 as the impact of increases to the reserves of $107 million was offset by increased estimated future recoveries.

     The effect of the final resolution of environmental matters and the Company's obligations for environmental remediation and compliance cannot be accurately predicted due to the uncertainty concerning both the amount and timing of future expenditures. The Company believes, on the basis of presently available information, that the resolution of environmental matters and the Company's obligations for environmental remediation and compliance will not have a material adverse effect on the Company's results of operations, liquidity or financial condition. The Company will continue its efforts to mitigate past and future costs through pursuit of claims for recoveries from insurance coverage and other PRPs and continued investigation of new and more cost effective remediation alternatives and associated technologies.

d.  GUARANTEES

     As detailed in Note 9(c), the Company has guaranteed certain environmental remediation obligations of Aerojet. At Aerojet's Sacramento facility, the Company has agreed to provide a $75 million guarantee that remediation activities are fully funded. Related to Aerojet's former Azusa, California facility, the Company has agreed to provide a $25 million guarantee for Aerojet's share of the remediation costs at that site.

e.  CONCENTRATION OF CREDIT RISK

     The Company invests available cash in money market securities of various banks, commercial paper and asset-backed securities of various financial institutions, other companies with high credit ratings and securities backed by the U.S. government.

     As of November 30, 2002 and 2001, the amount of commercial receivables was $111 million and $141 million, respectively. Receivables for the GDX Automotive segment of $84 million as of November 30, 2002 and $117 million as of November 30, 2001, are due primarily from General Motors, the Ford Motor Company and Volkswagen. As of November 30, 2002 and 2001, the amount of U.S. government receivables was $52 million and $48 million, respectively. As of November 30, 2002 and 2001, the U.S. government receivables includes $24 million and $18 million, respectively, for environmental remediation recovery (see Note 9(c)). The Company's accounts receivables are generally unsecured and are not backed by collateral from its customers.

     As of November 30, 2002 and 2001, the U.S. government receivables include unbilled amounts of $4 million and $5 million, respectively, relating to long-term contracts. Such amounts are billed either upon delivery of completed units or settlements of contracts. The unbilled receivables amount as of November 30, 2002 is expected to be collected in years subsequent to fiscal 2003.

10.  SHAREHOLDERS' EQUITY

a.  PREFERENCE STOCK AND PREFERRED SHARE PURCHASE RIGHTS

     In January 1997, the Board of Directors extended for ten additional years GenCorp's Shareholder Rights Plan (Plan), as amended. When the Plan was originally adopted in 1987, the Directors declared a dividend of one Preferred Share Purchase Right (Right) on each outstanding share of common stock, payable to shareholders of record on February 27, 1987. Rights outstanding as of November 30, 2002 and 2001 totaled 43.3 million and 43.1 million, respectively. The Plan provides that under certain circumstances each Right will entitle shareholders to buy one one-hundredth of a share of a new Series A Cumulative Preference Stock at an exercise price of $100. The Rights are exercisable only if a person or group acquires 20 percent or more of GenCorp's common stock or announces a tender or exchange offer that will result in such person or group acquiring 30 percent or more of the common stock. GenCorp is entitled to redeem the Rights at two cents per Right at any time until ten days after a 20 percent position has been acquired (unless the Board elects to extend such time period, which in no event may exceed 30 days). If the Company is involved in certain transactions after the Rights become exercisable, a holder of Rights (other than Rights beneficially owned by a shareholder who has acquired 20 percent or more of GenCorp's common stock, which Rights become void) is entitled to buy a number of the acquiring company's common shares, or GenCorp's common stock, as the case may be, having a market value of twice the exercise price of each Right. A potential dilutive effect may exist upon the exercise of the Rights. The Rights under the extended Plan expire on February 18, 2007. Until a Right is exercised, the holder has no rights as a stockholder of the Company including, without limitation, the right to vote as a stockholder or to receive dividends.

     As of November 30, 2002, 660,000 shares of $1.00 par value Series A Cumulative Preference Stock were reserved for issuance upon exercise of Preferred Share Purchase Rights.

b.  COMMON STOCK

     As of November 30, 2002, the Company had 150.0 million authorized shares of common stock, par value $0.10 per share (Common Stock), of which 43.5 million shares were issued, 43.0 million shares were outstanding and 17.6 million shares were reserved for future issuance for discretionary payments of the Company's portion of retirement savings plan contributions, exercise of stock options, payment of awards under stock-based compensation plans and conversion of the Company's Notes (See Note 6(b)).

     During the years ended November 30, 2002 and 2001, the Company paid quarterly dividends on its Common Stock of $0.03 per share (or $0.12 on an annual basis).

c.  STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation under APB 25 and related interpretations. Under APB 25, stock options granted to employees by the Company generate no expense when the exercise price of the stock options at the date of grant equals the market value of the underlying common stock.

     The 1999 Equity and Performance Incentive Plan (1999 Plan), provides stock options to key employees and directors. Stock options issued under the 1999 Plan are, in general, exercisable in one-third increments at one year, two years, and three years from the date of grant.

     The 1999 Plan also provides for grants of restricted stock. Grants to certain key employees of the company were made in fiscal 2002, 2001 and 2000, with vesting generally based upon the attainment of specified performance targets. Under this plan, key employees of the Company were granted a total of 858,000 restricted shares. Restricted shares granted in fiscal 2000 and 2001 generally vest annually over a five-year period if the Company meets EPS growth targets as specified in the Plan. Restricted shares granted in fiscal 2002 vest based on stock performance. Unvested restricted shares are canceled upon the employee's termination of employment or if earnings or stock performance targets are not achieved. During fiscal 2002 and 2001, 139,950 shares and 111,750 shares, respectively were canceled due to terminations, and the Company estimates that no shares will vest based on fiscal 2002 EPS. In fiscal 2002, 66,550 shares were canceled because earnings targets were not achieved. The Organization and Compensation Committee of the Board has negative discretion over increasing or decreasing the actual number of shares to vest in any period.

     The Company's 1997 Stock Option Plan and 1993 Stock Option Plan each provide for an aggregate of 2.5 million shares of the Company's Common Stock to be purchased pursuant to stock options or to be subject to stock appreciation rights which may be granted to selected officers and key employees at prices equal to the fair market value of a share of common stock on the date of grant. Stock options issued under the 1997 and 1993 Stock Option Plans are, in general, exercisable in 25 percent increments at six months, one year, two years and three years from the date of grant. No stock appreciation rights have been granted.

     A summary of the Company's stock option activity, and related information for the years ended November 30 are as follows:

                                        2002                 2001                 2000
                                 ------------------   ------------------   ------------------
                                           WEIGHTED             WEIGHTED             WEIGHTED
                                  STOCK    AVERAGE     STOCK    AVERAGE     STOCK    AVERAGE
                                 OPTIONS   EXERCISE   OPTIONS   EXERCISE   OPTIONS   EXERCISE
                                 (000S)     PRICE     (000S)     PRICE     (000S)     PRICE
                                 -------   --------   -------   --------   -------   --------
Outstanding at the beginning of
  the year.....................   3,512     $10.38     3,545     $ 9.96     3,300     $10.13
Granted........................     426     $12.06       769     $11.10       702     $ 9.39
Exercised......................    (226)    $ 8.36      (522)    $ 7.85      (101)    $ 7.70
Forfeited/canceled.............    (405)    $10.56      (280)    $11.49      (356)    $11.08
                                  -----                -----                -----
Outstanding at the end of the
  year.........................   3,307     $10.72     3,512     $10.38     3,545     $ 9.96
                                  =====                =====                =====
Exercisable at the end of the
  year.........................   2,451     $10.49     2,287     $10.37     2,481     $ 9.89
                                  =====                =====                =====

     The weighted average grant-date fair value of stock options granted in fiscal 2002 was $4.91, $4.01 for stock options granted in fiscal 2001, and $3.64 for stock options granted in fiscal 2000.

     The following table summarizes the range of exercise prices and weighted-average exercise prices for options outstanding and exercisable as of November 30, 2002 under the Company's stock option plans:

                                         OUTSTANDING                     EXERCISABLE
                             ------------------------------------   ----------------------
FISCAL YEAR                                            WEIGHTED
    IN                                                  AVERAGE
WHICH STOCK                     STOCK      WEIGHTED    REMAINING       STOCK      WEIGHTED
  OPTIONS      RANGE OF        OPTIONS     AVERAGE    CONTRACTUAL     OPTIONS     AVERAGE
   WERE        EXERCISE      OUTSTANDING   EXERCISE      LIFE       EXERCISABLE   EXERCISE
  ISSUED        PRICES         (000S)       PRICE       (YEARS)       (000S)       PRICE
-----------  -------------   -----------   --------   -----------   -----------   --------
   1993      $  8.44-$8.77         83       $ 8.77        0.8             83       $ 8.77
   1994      $  6.66-$7.26        169       $ 6.81        1.7            169       $ 6.81
   1995      $  5.67-$5.94        152       $ 5.88        2.8            152       $ 5.88
   1996      $  6.53-$8.91        147       $ 8.34        3.9            147       $ 8.34
   1997      $ 9.24-$15.64        493       $11.11        4.4            493       $11.11
   1998      $ 9.76-$16.06        372       $15.89        5.3            372       $15.89
   1999      $ 9.40-$13.59        480       $ 9.92        6.4            480       $ 9.92
   2000      $ 7.06-$10.13        449       $ 9.35        7.2            336       $ 9.31
   2001      $10.44-$13.10        541       $11.12        8.3            203       $11.09
   2002      $ 9.77-$15.43        421       $12.06        9.6             16       $10.87
                                -----                                  -----
                                3,307                                  2,451
                                =====                                  =====

     SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), requires the use of fair value techniques to determine compensation expense associated with stock-based compensation. Although the Company continues to apply the provisions of APB 25 to determine compensation expense, as permitted under SFAS 123, the Company is obligated to disclose certain information including pro forma net income and earnings per share as if SFAS 123 had been adopted by the Company to measure compensation expense. Had compensation cost been measured in accordance with SFAS 123, the Company's net income would have been reduced by $0.9 million for fiscal 2002, $1.2 million for fiscal 2001 and $1 million for fiscal 2000. The fair value of stock options was estimated at the date of grant using a Black-Scholes stock option pricing model with the following weighted-average assumptions: risk free interest rates of 3.1 percent for fiscal 2002, 3.5 percent for fiscal 2001, and
6.0 percent for fiscal 2000; dividend yield of 1.0 percent for fiscal 2002, and fiscal 2001, and 1.4 percent for 2000; volatility factor of the expected market price of the Company's Common Stock of 0.47 for fiscal 2002, 0.39 for fiscal 2001, and 0.40 for fiscal 2000; and a weighted-average expected life of the option of five years for fiscal 2002, fiscal 2001, and fiscal 2000.

d.  ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF INCOME TAXES

     Comprehensive income encompasses net income and other comprehensive income items, which includes all other non-owner transactions and events that change shareholders' equity. The Company's other comprehensive loss includes the effects of foreign currency translation adjustments.

     The components of other comprehensive income and the related income tax effects are presented in the following table:

                                                              YEAR ENDED NOVEMBER 30,
                                                              -----------------------
                                                              2002     2001     2000
                                                              -----    -----    -----
                                                                    (MILLIONS)
Income before cumulative effect of change in accounting
  principle.................................................   $30     $128     $ 52
Other comprehensive income loss, net of income taxes:
  Effects of foreign currency translation adjustments.......    21       (6)     (11)
                                                               ---     ----     ----
Total comprehensive income..................................   $51     $122     $ 41
                                                               ===     ====     ====

11.  OPERATING SEGMENTS AND RELATED DISCLOSURES

     The Company's continuing operations are organized into three segments based on different products and customer bases: GDX Automotive, Aerospace and Defense and Fine Chemicals. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1).

     The Company evaluates segment performance based on several factors, of which the primary financial measure is segment operating profit. Segment operating profit represents net sales from continuing operations less applicable costs, expenses and provisions for restructuring and unusual items relating to operations. Segment operating profit excludes corporate income and expenses, provisions for unusual items not related to the operations, interest expense, income taxes and the minority interest in AFC (see Note 13).

     In November 2001, the Company completed the sale of approximately 1,100 acres of property in Sacramento County, California for $28 million. The consideration included cash of approximately $7 million and a promissory note for the remainder of the sales price. The five-year promissory note bears interest that is payable quarterly and includes annual minimum principal payments of $550,000. The property lies outside of the Aerojet Superfund site boundaries and is not a part of the approximate 2,600 acres of land that have been carved out of the Superfund site designation under an agreement with federal and state government regulators (see Note 9(c)). The $23 million gain resulting from the sale of the land is included in the activity for the Aerospace and Defense segment.

     Sales in fiscal 2002, 2001 and 2000 directly and indirectly to the U.S. government and its agencies (principally the DoD) totaled $244 million, $574 million, and $481 million, respectively, and were generated by the Aerospace and Defense segment. Comparable amounts excluding the EIS business were $176 million in fiscal 2001 and $154 million in fiscal 2000. Sales to three individually significant customers comprised $224 million, $183 million and $147 million of GDX Automotive sales in fiscal 2002 and $259 million, $188 million and $150 million in fiscal 2001. Sales to two individually significant customers comprised $267 million and $125 million of GDX Automotive sales in fiscal 2000.

                                                            YEAR ENDED NOVEMBER 30,
                                                           --------------------------
                                                            2002      2001      2000
                                                           ------    ------    ------
                                                                   (MILLIONS)
NET SALES
  GDX Automotive.........................................  $  806    $  808    $  485
  Aerospace and Defense..................................     277       640       534
  Fine Chemicals.........................................      52        38        28
                                                           ------    ------    ------
                                                           $1,135    $1,486    $1,047
                                                           ======    ======    ======
INCOME (LOSS) BEFORE INCOME TAXES
  GDX Automotive.........................................  $   38    $   (4)   $   29
  Aerospace and Defense..................................      59       131       104
  Fine Chemicals.........................................       3       (14)      (14)
  Segment restructuring..................................      (2)      (30)       --
  Segment unusual items, net.............................     (12)      149        --
                                                           ------    ------    ------
  Segment operating profit...............................      86       232       119
  Interest expense.......................................     (16)      (33)      (18)
  Corporate and other expenses, net......................     (25)       (4)      (18)
  Other restructuring....................................      --       (10)       --
  Other unusual items, net...............................      (3)        2         4
                                                           ------    ------    ------
                                                           $   42    $  187    $   87
                                                           ======    ======    ======
CAPITAL EXPENDITURES
  GDX Automotive.........................................  $   27    $   21    $   29
  Aerospace and Defense..................................      14        20        33
  Fine Chemicals.........................................       4         8        20
  Corporate..............................................      --        --        --
                                                           ------    ------    ------
                                                           $   45    $   49    $   82
                                                           ======    ======    ======
DEPRECIATION AND AMORTIZATION
  GDX Automotive.........................................  $   38    $   39    $   22
  Aerospace and Defense..................................      17        26        23
  Fine Chemicals.........................................       7         6         5
  Corporate..............................................       4         6        --
                                                           ------    ------    ------
                                                           $   66    $   77    $   50
                                                           ======    ======    ======

                                                                AS OF NOVEMBER 30,
                                                           -----------------------------
                                                            2002       2001       2000
                                                           -------    -------    -------
                                                           (MILLIONS, EXCEPT EMPLOYEES)
ASSETS
  GDX Automotive.........................................  $  539     $  547     $  250
  Aerospace and Defense..................................     805        600        753
  Fine Chemicals.........................................     107        114        102
                                                           ------     ------     ------
  Identifiable assets....................................   1,451      1,261      1,105
  Corporate..............................................     185        207        220
                                                           ------     ------     ------
     Total assets........................................  $1,636     $1,468     $1,325
                                                           ======     ======     ======
EMPLOYEES (UNAUDITED)
  GDX Automotive.........................................   8,199      9,212      5,100
  Aerospace and Defense..................................   1,717      1,464      2,500
  Fine Chemicals.........................................     146        152        250
  Corporate..............................................      50         49         45
                                                           ------     ------     ------
                                                           10,112     10,877      7,895
                                                           ======     ======     ======

     The Company's operations are located primarily in the U.S., Europe and Canada.

     Inter-area sales are not significant to the total sales of any geographic area. Unusual items included in operating profit pertained only to U.S. Geographic segment information is presented in the table below:

                                                            YEAR ENDED NOVEMBER 30,
                                                           --------------------------
                                                            2002      2001      2000
                                                           ------    ------    ------
                                                                   (MILLIONS)
NET SALES
  United States..........................................  $  605    $  979    $  828
  Germany................................................     225       210        84
  Canada.................................................     103       110       119
  Spain..................................................      56        57        --
  France.................................................      58        62        --
  U.S. export sales......................................      48        34        16
  Other..................................................      40        34        --
                                                           ------    ------    ------
                                                           $1,135    $1,486    $1,047
                                                           ======    ======    ======

                                                               AS OF NOVEMBER 30,
                                                           --------------------------
                                                            2002      2001      2000
                                                           ------    ------    ------
LONG-LIVED ASSETS
  United States..........................................  $  304    $  283    $  284
  Germany................................................      84        82        38
  Canada.................................................      21        23        43
  Spain..................................................      26        23        --
  France.................................................      22        20        --
  Other..................................................      23        22        --
                                                           ------    ------    ------
                                                              480       453       365
  Corporate..............................................       1         1         1
                                                           ------    ------    ------
     Total long-lived assets.............................  $  481    $  454    $  366
                                                           ======    ======    ======

12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                           THREE MONTHS ENDED
                                             ----------------------------------------------
                                             FEBRUARY 28   MAY 31   AUGUST 31   NOVEMBER 30
                                             -----------   ------   ---------   -----------
                                                  (MILLIONS, EXCEPT PER SHARE AMOUNTS)
2002
Net Sales..................................     $ 249      $ 303      $ 266        $ 317
Segment Operating Profit...................     $  19      $  21      $  22        $  24
Income Before Income Taxes.................     $   5      $  10      $  12        $  15
Net Income.................................     $   3      $   6      $   8        $  13

Basic earnings per common share............     $0.07      $0.14      $0.19        $0.30
Diluted earnings per common share..........     $0.07      $0.14      $0.19        $0.28

2001
Net Sales..................................     $ 353      $ 410      $ 356        $ 367
Segment Operating Profit...................     $   9      $  14      $  19        $ 190
Income Before Income Taxes.................     $   8      $   2      $   5        $ 172
Net Income.................................     $  14      $   5      $   3        $ 106

Basic earnings per common share............     $0.33      $0.12      $0.07        $2.49
Diluted earnings per common share..........     $0.33      $0.12      $0.07        $2.47

13.  RESTRUCTURING AND UNUSUAL ITEMS

                                                              YEAR ENDED NOVEMBER 30,
                                                              -----------------------
                                                              2002     2001      2000
                                                              ----     -----     ----
                                                                    (MILLIONS)
RESTRUCTURING:
  GDX Automotive............................................  $ 2      $  29     $--
  AFC.......................................................   --          1      --
  Corporate Headquarters....................................   --         10      --
                                                              ---      -----     ---
                                                              $ 2      $  40     $--
                                                              ===      =====     ===
UNUSUAL ITEMS:
  Write-off of GDSS in-process research and development
     (Note 7)...............................................  $ 6      $  --     $--
  Aerojet sale of EIS business (Note 7).....................    6       (206)     --
  Aerojet inventory write-down and accrual related to a
     commercial launch vehicle program (Note 2).............   --         48      --
  Tax-related (customer reimbursements of tax recoveries)...   --          9      --
  Gain on sale of equity interest in AFC (Note 7)...........   --         --      (5)
  Environmental remediation insurance cost recovery.........   --         (2)     (3)
  Charge for pension settlement for a discontinued
     operation..............................................   --         --       3
  Loss on sale of property related to a discontinued
     operation..............................................   --         --       1
  Reacquisition of AFC minority interest (Note 7)...........    2         --      --
  Write-off of bank fees for Term Loan C repayment..........    1         --      --
                                                              ---      -----     ---
                                                              $15      $(151)    $(4)
                                                              ===      =====     ===

     In September 2002, the Company announced a restructuring in the GDX Automotive segment. The plan will result in the closure of a plant in Germany and reduced staffing levels at the Farmington Hills, Michigan headquarters. A charge for the $2 million cost of the restructuring was included in segment operating results.

     In October 2002, Aerojet charged $6 million to expense for acquired in-process research and development resulting from the acquisition of GDSS. The charge is included in segment operating results.

     In April 2002, Aerojet reached an agreement with Northrop on purchase price adjustments related to the sale of its EIS business whereby Aerojet reduced the purchase price by $6 million. The purchase price reduction is recorded as an expense in segment operating profit.

     In December 2001, the Company reacquired the minority ownership interest in its AFC subsidiary and certain agreements between AFC and NextPharma were terminated, resulting in an expense of $2 million.

     In fiscal 2001, the Company implemented restructuring plans which included GDX Automotive, AFC and Corporate Headquarters. The GDX Automotive restructuring program and segment consolidation included the closure of the Marion, Indiana and Ballina, Ireland manufacturing facilities and resulted in the elimination of approximately 760 employee positions. The decision to close these facilities was precipitated by excess capacity and deterioration of performance and losses at these sites. The decision to close the Ballina, Ireland plant was also due to difficulty in retaining plant personnel in light of record employment levels in the region. Remaining programs from these facilities were transferred to other facilities. This restructuring program resulted in a pre-tax charge of $29 million. The restructuring program was substantially complete by the end of fiscal 2001. There was an additional restructuring program directed at the Draftex business, which resulted in the elimination of more than 500 employee positions and an adjustment of the goodwill recorded as part of the Draftex acquisition. The restructuring plan implemented at AFC during fiscal 2001 included the elimination of 50 employee positions and resulted in a charge of $1 million. This program was designed to "right-size" AFC's workforce. The Company also implemented a restructuring of its corporate headquarters. The restructuring included an early retirement program which was offered to certain eligible employees. The program resulted in a $10 million pre-tax charge to operations.

     In fiscal 2001, the Company recorded a gain of $206 million related to the sale of EIS to Northrop in October 2001. The transaction is discussed above under the discussion of results of operations for the Aerospace and Defense segment. Also in fiscal 2001, Aerojet recorded an inventory write-down of $46 million related to its participation as a propulsion supplier to a commercial launch vehicle program and also recorded a $2 million accrual for outstanding obligations connected with this effort. Aerojet's inventory consists of program-unique rocket engines and propulsion systems primarily intended for use in commercial reusable launch vehicles. The inventory write-down reflects the inability of a commercial customer to secure additional funding, no alternative purchasers willing to acquire inventory held by Aerojet and no market value.

     In fiscal 2001, the Company settled outstanding claims with the Internal Revenue Service and the State of California. The benefit of the tax refunds, $13 million on an after-tax basis, was recorded in the income tax provision. The portion of the tax refunds that will be repaid to the Company's defense customers is reflected as an unusual expense item of $9 million in segment income ($5 million after tax). Accordingly, after repayment to the Company's defense customers, the Company will retain $8 million of the claims settled.

14.  NEW ACCOUNTING PRONOUNCEMENTS

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS
146). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 requires that the initial measurement of a liability be at fair value. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company has adopted the provisions of SFAS 146 as of December 1, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's results of operations, liquidity or financial condition.

     In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

     On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure (SFAS 148) that amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Statement does not amend SFAS 123 to require companies to account for employee stock options using the fair value method. The Statement is effective for fiscal years beginning after December 15, 2002. The Company is currently evaluating the effects of SFAS 148, but does not expect that the adoption of SFAS 148 would have a material effect on the Company's results of operations.

15.  SUBSEQUENT EVENTS

     In January 2003, GDX Automotive entered into an agreement to sell the assets and operations of its Viersen, Germany mixing facility to Vigar, SA, a supplier to GDX Automotive. In addition, GDX Automotive will enter into a ten-year supply agreement with Vigar, SA that requires certain minimum annual purchase volumes and contains monetary penalties if purchase minimums are not met. The transaction is expected to close during the first quarter of fiscal 2003.

     In December 2002, the Company entered into Swaps on $100 million of Term Loan variable debt for a two year period as required by the Restated Credit Facility. The Company's fixed interest rate under these Swaps including the Eurocurrency margin is 6.02 percent for the two year period.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to nominees who will stand for election as a director of the Company at the March 26, 2003 Annual Meeting of Shareholders is set forth under the heading "Nomination and Election of Directors" in the Company's fiscal 2003 Proxy Statement and is incorporated herein by reference. Information with respect to directors of the Company whose terms extend beyond the March 26, 2003 Annual Meeting of Shareholders is set forth under the heading "Nomination and Election of Directors" in the Company's 2003 Proxy Statement and is incorporated herein by reference.

     Based solely upon review of reports of ownership, reports of changes of ownership and written representations under Section 16(a) of the Securities Exchange Act of 1934 which were furnished to the Company during or with respect to fiscal 2002 by persons who were, at any time during fiscal 2002, directors or officers of the Company or beneficial owners of more than ten percent of the outstanding shares of Common Stock, no such person failed to file on a timely basis any report required by such section during fiscal 2002.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is set forth under the heading "Board Compensation Committee Report on Executive Compensation" in the Company's 2003 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding the security ownership of certain beneficial owners and management is set forth under the heading "Holdings of Shares of the Company's Capital Stock" in the Company's 2003 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain transactions and employment agreements with management is set under the heading "Employment Contracts and Termination of Employment and Change of Control Arrangement" in the Company's 2003 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  CONTROLS AND PROCEDURES

     Quarterly evaluation of the Company's Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Annual Report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of the Company, including the Company's Chief Executive Officer
(CEO) and Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Annual Report the Company present the conclusions of the CEO and the CFO about the effectiveness of the Company's Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

     CEO and CFO Certifications. Appearing immediately following the Signatures section of this Annual Report, there are two separate forms of "Certifications" by the CEO and the CFO. The first form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Annual Report which you are currently reading is the information concerning the Controls Evaluation referred to in the
Section 302 Certification and this information should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

     Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported, all to permit the preparation of financial statements in conformity with generally accepted accounting principles.

     Limitations on the Effectiveness of Controls. The Company's management, including the CEO and CFO, does not expect that the Disclosure Controls or Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     Scope of the Controls Evaluation. The CEO/CFO evaluation of the Company's Disclosure Controls and Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, the Company sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. The Company's Internal Controls are also evaluated on an ongoing basis by its Internal Audit Department, by other personnel in its Finance organization and by its independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor Disclosure Controls and Internal Controls and to make modifications as necessary; the Company's intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

     Among other matters, the Company sought in its evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the company's Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certification of the CEO and CFO require that the CEO and CFO disclose that information to the Company's Board's Audit Committee and to the Company's independent auditors and to report on related matters in this section of the Annual Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, the Company considered what revision, improvement and/or correction to make in accord with its on-going procedures.

     In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Conclusions. Based upon the Controls Evaluation, the Company's CEO and CFO have concluded that, subject to the limitations noted above, its Disclosure Controls are effective to ensure that material information relating to GenCorp and its consolidated subsidiaries is made known to the Company, including the CEO and CFO, particularly during the period when its periodic reports are being prepared, and that its Internal Controls are effective to provide reasonable assurance that its financial statements are fairly presented in conformity with generally accepted accounting principles.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:

(a)(1) and (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     A listing of financial statements and financial statement schedules is set forth in a separate section of this report beginning on GC-1.

(a)(3) EXHIBITS

     An index of exhibits begins on page -i- of this report.

(b) REPORTS ON FORM 8-K

(c) EXHIBITS

     The response to this portion of Item 15 is set forth in a separate section of this report immediately following the exhibit index.

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

February 10, 2003                         GENCORP INC.

                                          By: /s/ TERRY L. HALL
                                            ------------------------------------
                                                 Terry L. Hall
                                                 President and Chief Executive
                                              Officer/Director

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

                       SIGNATURE                                  TITLE                      DATE
                       ---------                                  -----                      ----

By:               /s/ ROBERT A. WOLFE               Chairman of the Board/Director     February 10, 2003
     ---------------------------------------------
                    Robert A. Wolfe

By:               /s/ YASMIN R. SEYAL               Senior Vice President and Chief    February 10, 2003
     ---------------------------------------------  Financial Officer
                    Yasmin R. Seyal

By:                        *                        Director                           February 10, 2003
     ---------------------------------------------
                  J. Robert Anderson

By:                        *                        Director                           February 10, 2003
     ---------------------------------------------
                    J. Gary Cooper

By:                        *                        Director                           February 10, 2003
     ---------------------------------------------
                    James J. Didion

By:                        *                        Director                           February 10, 2003
     ---------------------------------------------
                     Irving Gutin

By:                        *                        Director                           February 10, 2003
     ---------------------------------------------
                    William K. Hall

By:                        *                        Director                           February 10, 2003
     ---------------------------------------------
                  James M. Osterhoff

By:                        *                        Director                           February 10, 2003
     ---------------------------------------------
                  Steven G. Rothmeier

By:                        *                        Director                           February 10, 2003
     ---------------------------------------------
                   Sheila E. Widnall

  *Signed by the undersigned as attorney-in-fact and agent for the Directors indicated

By:              /s/ MARGARET HASTINGS                                                 February 10, 2003
     ---------------------------------------------
                   Margaret Hastings

                             FORM OF CERTIFICATION

I, Terry L. Hall, certify that:

1. I have reviewed this annual report on Form 10-K of GenCorp Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves the management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                    February 7, 2002
                                          Date:
                                          --------------------------------------

                                          /s/ TERRY L. HALL
                                          --------------------------------------
                                          Terry L. Hall
                                          President and Chief Executive Officer

                             FORM OF CERTIFICATION

I, Yasmin R. Seyal, certify that:

1. I have reviewed this annual report on Form 10-K of GenCorp Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves the management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                          Date: February 7, 2002

                                          --------------------------------------

                                          /s/ Yasmin R. Seyal
                                          --------------------------------------
                                          Yasmin R. Seyal
                                          Senior Vice President and
                                          Chief Financial Officer

                                 CERTIFICATIONS
                   PURSUANT TO 18 UNITED STATES CODE SS. 1350

     The undersigned hereby certifies that to his knowledge the annual report of GenCorp Inc. (the "Company") filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                          /s/ Terry L. Hall
                                          --------------------------------------
                                          Name:  Terry L. Hall
                                          Title:   President and Chief Executive
                                          Officer
                                          Date:   February 7, 2003

     The undersigned hereby certifies that to her knowledge the annual report of GenCorp Inc. (the "Company") filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                          /s/ Yasmin R. Seyal
                                          --------------------------------------
                                          Name:  Yasmin R. Seyal
                                          Title:   Senior Vice President and
                                               Chief Financial Officer
                                          Date:   February 7, 2003

                           ANNUAL REPORT ON FORM 10-K
                     ITEM 15(a)(1)(2) AND (3), (c) AND (d)
                        LIST OF FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES
                                 EXHIBIT INDEX
                                CERTAIN EXHIBITS
                      FISCAL YEAR ENDED NOVEMBER 30, 2002
                                  GENCORP INC.
                       SACRAMENTO, CALIFORNIA 95853-7012

                                  GENCORP INC

                             ITEM 15(a)(1) AND (2)

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                               PAGE
                                                              NUMBER
                                                              ------
(1) FINANCIAL STATEMENTS

The following consolidated financial statements of GenCorp
  Inc. are included in Part II, Item 8 of this report:
  Report of Ernst & Young LLP, Independent Auditors.........     49
  Consolidated Statements of Income for each of the three
     years ended November 30, 2002..........................     50
  Consolidated Balance Sheets as of November 30, 2002 and
     2001...................................................     51
  Consolidated Statements of Shareholders' Equity for each
     of the three years ended November 30, 2002.............     52
  Consolidated Statements of Cash Flows for each of the
     three years ended November 30, 2002....................     53
  Notes to Consolidated Financial Statements................     54

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted because they are inapplicable, not required by the instructions or because the required information is either incorporated herein by reference or included in the financial statements or notes thereto included in this report.

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

     We consent to the incorporation by reference in GenCorp Inc.'s Registration Statement Nos. 333-91783, 333-35621, 333-61928, 33-28056, and 2-83133 on Form
S-8, Post Effective Amendment No. 1 to Registration Statement No. 2-98730, Post Effective Amendment No. 2 to Registration Statement No. 2-80440 on Form S-8, Post Effective Amendment No. 4 to Registration Statement No. 2-66840 on Form S-8, Amendment No. 1 to Form S-3 No. 333-90850 and Amendment No. 1 to Form S-3 No. 333-89796 of our report dated January 20, 2003, with respect to the consolidated financial statements of GenCorp Inc. included in the Annual Report (Form 10-K) for the year ended November 30, 2002.

                                                               Ernst & Young LLP

Sacramento, California
February 6, 2003

                                 EXHIBIT INDEX

 TABLE                               EXHIBIT
ITEM NO.                           DESCRIPTION
--------                           -----------
  2        PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT,
           LIQUIDATION, OR SUCCESSION
  2.1      Asset Purchase Agreement By and Between Aerojet-General
           Corporation (Aerojet) and Northrop Grumman Systems
           Corporation (Northrop Grumman) dated April 19, 2001 was
           filed as Exhibit 2.1 to the Company's Current Report on Form
           8-K dated November 5, 2001 (File No. 1-1520), and is
           incorporated herein by reference.
  2.2      Amendment No. 1 to Asset Purchase Agreement By and Between
           Aerojet and Northrop Grumman, dated September 19, 2001 was filed as Exhibit 2.2 to the Company's Current Report on Form
           8-K dated November 5, 2001 (File No. 1-1520), and is
           incorporated herein by reference.
  2.3      Amendment No. 2 to Asset Purchase Agreement By and Between
           Aerojet and Northrop Grumman, dated October 19, 2001 was
           filed as Exhibit 2.3 to the Company's Current Report on Form
           8-K dated November 5, 2001 (File No. 1-1520), and is
           incorporated herein by reference.
  2.4      Amended and Restated Environmental Agreement By and Among
           Aerojet and Northrop Grumman, dated October 19, 2001
           (Exhibit F to Asset Purchase Agreement By and Between
           Aerojet and Northrop Grumman dated April 19, 2001 was filed as Exhibit 2.4 to the Company's Current Report on Form 8-K
           dated November 5, 2001 (File No. 1-1520), and is
           incorporated herein by reference.
  2.5      Guaranty Agreement By GenCorp Inc. (GenCorp or the Company)
           for the Benefit of Northrop Grumman (Exhibit H to Asset
           Purchase Agreement By and Between Aerojet and Northrop
           Grumman dated April 19, 2001) was filed as Exhibit 2.5 to
           the Company's Current Report on Form 8-K dated November 5,
           2001 (File No. 1-1520), and is incorporated herein by
           reference.
  2.6      Agreement between The Laird Group Public Limited Company and
           GenCorp for the sale and purchase of all of the issued
           shares of various companies comprising the Draftex
           International Car Body Seals Division was filed as Exhibit
           10.1 to the Current Report on Form 8-K dated December 29,
           2000 (File No. 1-1520), and is incorporated herein by
           reference.
  2.7      Deed of Variation, Waiver and Settlement dated March 16,
           2002 between the Company and The Laird Group resolving the remaining adjustments to the purchase price of the Draftex business and certain claims of the Company and The Laird
           Group was filed as Exhibit 2 to the Company's Quarterly
           report on Form 10-Q for the fiscal quarter ended February
           28, 2002 (File No. 1-1520), and is incorporated herein by
           reference.
  3        ARTICLES OF INCORPORATION AND BY-LAWS
  3.1      The Amended Articles of Incorporation of GenCorp, as amended on March 29, 2000 (as filed with the Secretary of State of
           Ohio on June 19, 2000), were filed as Exhibit 3.1 to the
           Company's Quarterly Report on Form 10-Q for the fiscal
           quarter ended August 31, 2000 (File No. 1-1520), and are
           incorporated herein by reference.
  3.2      The Amended Code of Regulations of GenCorp, as amended on
           March 29, 2000, were filed as Exhibit 3.2 to the Company's
           Quarterly Report on Form 10-Q for the fiscal quarter ended
           August 31, 2000 (File No. 1-1520), and are incorporated
           herein by reference.
  4        INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS,
           INCLUDING INDENTURES
  4.1      Amended and Restated Rights Agreement (with exhibits) dated as of December 7, 1987 between GenCorp and Morgan
           Shareholder Services Trust Company as Rights Agent was filed as Exhibit D to the Company's Annual Report on Form 10-K for
           the fiscal year ended November 30, 1987 (File No. 1-1520), and is incorporated herein by reference.
  4.2      Amendment to Rights Agreement among GenCorp, The First
           Chicago Trust Company of New York, as resigning Rights Agent and The Bank of New York, as successor Rights Agent, dated
           August 21, 1995 was filed as Exhibit A to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           November 30, 1995 (File No. 1-1520), and is incorporated
           herein by reference.

 TABLE                               EXHIBIT
ITEM NO.                           DESCRIPTION
--------                           -----------
  4.3      Amendment to Rights Agreement between GenCorp and The Bank of New York as successor Rights Agent, dated as of January
           20, 1997 was filed as Exhibit 4.1 to the Company's Current
           Report on Form 8-K Date of Report January 20, 1997 (File No.
           1-1520), and is incorporated herein by reference.
 10        MATERIAL CONTRACTS
 10.1      Distribution Agreement dated September 30, 1999 between
           GenCorp Inc. and OMNOVA Solutions Inc. ('OMNOVA') was filed as Exhibit B to the Company's Annual Report on Form 10-K for
           the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.
 10.2      Tax Matters Agreement dated September 30, 1999 between
           GenCorp and OMNOVA was filed as Exhibit C to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           November 30, 1999 (File No. 1-1520), and is incorporated
           herein by reference.
 10.3      Alternative Dispute Resolution Agreement dated September 30,
           1999 between GenCorp and OMNOVA was filed as Exhibit D to
           the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is
           incorporated herein by reference.
 10.4      Agreement on Employee Matters dated September 30, 1999
           between GenCorp Inc. and OMNOVA was filed as Exhibit E to
           the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is
           incorporated herein by reference.
 10.5      Services and Support Agreement between GenCorp Inc. and
           OMNOVA was filed as Exhibit F to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999
           (File No. 1-1520), and is incorporated herein by reference.
 10.6      An Employment Agreement dated July 28, 1997 between the
           Company and Robert A. Wolfe was filed as Exhibit A to the
           Company's Annual Report on Form 10-K for the fiscal year
           ended November 30, 1997 (File No. 1-1520), and is
           incorporated herein by reference.
 10.7      Employment Agreement dated May 6, 1999 between the Company and Terry L. Hall was filed as Exhibit 10.1 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended August
           31, 1999 (File No. 1-1520) and is incorporated herein by
           reference.
 10.8      Severance Agreement dated as of October 1, 1999 between the
           Company and Robert A. Wolfe was filed as Exhibit G to the
           Company's Annual Report on Form 10-K for the fiscal year
           ended November 30, 1999 (File No. 1-1520), and is
           incorporated herein by reference.
 10.9      Employment Retention Agreement dated November 30, 2001
           between the Company and Robert A. Wolfe providing
           supplemental retirement benefits and other matters was filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K
           for the fiscal year ended November 30, 2001 (File No.
           1-1520) and is incorporated herein by reference.
 10.10     Form of Severance Agreement granted to certain executive
           officers of the Company to provide for payment of an amount equal to annual base salary and highest average annual
           incentive compensation awarded during three most recent
           previous fiscal years or, if greater, target award for the fiscal year in question, multiplied by a factor of two or
           three, as the case may be, if their employment should
           terminate for any reason other than death, disability,
           willful misconduct or retirement within three years after a change in control, as such term is defined in such agreement was filed as Exhibit D to the Company's Annual Report on
           Form 10-K for the fiscal year ended November 30, 1997 (File
           No. 1-1520), and is incorporated herein by reference.
 10.11     GenCorp Inc. 1999 Equity and Performance Incentive Plan was
           filed as Exhibit H to the Company's Annual Report on Form
           10-K for the fiscal year ended November 30, 1999 (File
           No.1-1520), and is incorporated herein by reference.
 10.12     GenCorp 1996 Supplemental Retirement Plan for Management
           Employees effective March 1, 1996 was filed as Exhibit B to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 (File No. 1-1520), and is
           incorporated herein by reference.
 10.13     Benefits Restoration Plan for Salaried Employees of GenCorp
           Inc. and Certain Subsidiary Companies as amended and
           restated effective December 1, 1986, was filed as Exhibit G to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1987 (File No. 1-1520), and is
           incorporated herein by reference.

 TABLE                               EXHIBIT
ITEM NO.                           DESCRIPTION
--------                           -----------
 10.14     Information relating to the Deferred Bonus Plan of GenCorp
           Inc. is contained in Post-Effective Amendment No. 1 to Form
           S-8 Registration Statement No. 2-83133 dated April 18, 1986 and is incorporated herein by reference.
 10.15     Amendment to the Deferred Bonus Plan of GenCorp Inc.
           effective as of April 5, 1987, was filed as Exhibit I to the
           Company's Annual Report on Form 10-K for the fiscal year
           ended November 30, 1987 (File No. 1-1520), and is
           incorporated herein by reference.
 10.16     GenCorp Inc. Deferred Compensation Plan for Nonemployee
           Directors effective January 1, 1992 was filed as Exhibit A to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1991 (File No. 1-1520), and is
           incorporated herein by reference.
 10.17     GenCorp Inc. 1993 Stock Option Plan effective March 31, 1993 was filed as Exhibit 4.1 to Form S-8 Registration Statement
           No. 33-61928 dated April 30, 1993 and is incorporated herein by reference.
 10.18     GenCorp Inc. 1997 Stock Option Plan effective March 26, 1997 was filed as Exhibit 4.1 to Form S-8 Registration Statement
           No. 333-35621 dated September 15, 1997 and is incorporated herein by reference.
 10.19     1999 GenCorp Key Employee Retention Plan providing for
           payment of up to two annual cash retention payments to
           Eligible Employees who satisfactorily continue their
           employment with GenCorp, attain specified performance
           objectives (including the spin-off of the GenCorp
           Performance Chemicals and Decorative and Building Products
           Divisions), and meet all plan provisions was filed as
           Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
           for the quarter ended February 28, 1999 (File No. 1-1520), and is incorporated herein by reference.
 10.20     Form of Key Employee Retention Letter Agreement was filed as
           Exhibit I to the Company's Annual Report on Form 10-K for
           the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.
 10.21     1999 GenCorp Key Employee Retention Plan was filed as
           Exhibit J to the Company's Annual Report on Form 10-K for
           the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.
 10.22     Form of Relocation Agreement between the Company and certain
           Employees was filed as Exhibit K to the Company's Annual
           Report on Form 10-K for the fiscal year ended November 30,
           1999 (File No. 1-1520), and is incorporated herein by
           reference.
 10.23     Form of Restricted Stock Agreement between the Company and
           Nonemployee Directors providing for payment of part of
           Directors' compensation for service on the Board of
           Directors in Company stock was filed as Exhibit 10.1 to the
           Company's Quarterly Report on Form 10-Q for the quarter
           ended February 28, 1998 (File No. 1-1520), and is
           incorporated herein by reference.
 10.24     Form of Restricted Stock Agreement between the Company and
           Nonemployee Directors providing for payment of part of
           Directors' compensation for service on the Board of
           Directors in Company stock was filed as Exhibit 10.1 to the
           Company's Quarterly Report on Form 10-Q for the quarter
           ended February 28, 1999 (File No. 1-1520), and is
           incorporated herein by reference.
 10.25     Form of Director and Officer Indemnification Agreement was
           filed as Exhibit L to the Company's Annual Report on
           Form10-K for the fiscal year ended November 30, 1999 (File
           No.1-1520), and is incorporated herein by reference.
 10.26     Form of Director Indemnification Agreement was filed as
           Exhibit M to the Company's Annual Report on Form 10-K for
           the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.
 10.27     Form of Officer Indemnification Agreement was filed as
           Exhibit N to the Company's Annual Report on Form 10-K for
           the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.
 10.28     GenCorp Inc. Executive Incentive Compensation Program,
           amended September 8, 1995 to be effective for the 1996
           fiscal year was filed as Exhibit E to the Company's Annual
           Report on Form 10-K for the fiscal year ended November 30,
           1997 (File No. 1-1520), and is incorporated herein by
           reference.

 TABLE                               EXHIBIT
ITEM NO.                           DESCRIPTION
--------                           -----------
 10.29     2001 Supplemental Retirement Plan For GenCorp Executives
           effective December 1, 2001, incorporating the Company's
           Voluntary Enhanced Retirement Program was filed as Exhibit
           10.29 to the Company's Annual Report on Form 10-K for the
           fiscal year ended November 30, 2001 (File No. 1-1520) and is incorporated herein by reference.
 10.30     Credit Agreement among GenCorp, as the Borrower, Bankers
           Trust Company, as Administrative Agent, Bank One, NA, as
           Syndication Agent, Deutsche Bank Securities Inc. and Banc
           One Capital Markets, Inc., as Joint Lead Arrangers and Joint
           Book Manager and Various Lending Institutions was filed as
           Exhibit 10.2 to the Current Report on Form 8-K dated
           December 29, 2000 (File No. 1-1520), and is incorporated
           herein by reference.
 10.31     Amendment No. 1 to Credit Agreement and Amendment No. 1 to
           Post Closing Agreement dated January 26, 2001, Amendment No.
           2 to Credit Agreement, Amendment No. 2 to Post Closing
           Agreement, Amendment No. 1 to Collateral Agreements, and
           Limited Waiver dated August 31, 2001, Limited Waiver dated
           October 15, 2001, Limited Waiver and Temporary Commitment
           Increase Agreement dated November 20, 2001, Limited Waiver and Amendment dated December 31, 2001, Limited Waiver dated
           February 15, 2002, Amendment No. 4 to Credit Agreement and
           Waiver dated February 28, 2002, between the Company and
           Bankers Trust Company as a Lender and as Administrative
           Agent for the Lenders ('Administrative Agent'), and the
           other Lenders signatory to the Credit Agreement, was filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K
           for the fiscal year ended November 30, 2001 (File No.
           1-1520) and is incorporated herein by reference.
 10.32     Amendment No. 5 to Credit Agreement and Waiver dated March
           28, 2002 between the Company and Bankers Trust Company, as
           Lender and as Administrative Agent for the Lenders, and the
           other Lenders signatory to the Credit Agreement was filed as
           Exhibit 4 to the Company's Quarterly Report on Form 10-Q for
           the fiscal quarter ended February 28, 2002 (File No.
           1-1520), and is incorporated herein by reference.
 10.33     Form of Director Nonqualified Stock Option Agreement between the Company and Nonemployee Directors providing for annual grant of nonqualified stock options prior to February 28,
           2002, valued at $30,000 was filed as Exhibit 10.1 to the
           Company's Quarterly Report on Form 10-Q for the fiscal
           quarter ended May 31, 2002 (File No. 1-1520), and is
           incorporated herein by reference.
 10.34     Form of Director Nonqualified Stock Option Agreement between the Company and Nonemployee Directors providing for an
           annual grant of nonqualified stock options on or after
           February 28, 2002, valued at $30,000 in lieu of further
           participation in Retirement Plan for Nonemployee Directors was filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2002 (File
           No. 1-1520), and is incorporated herein by reference.
 10.35     Form of Employee Restricted Stock Agreement between the
           Company and certain Officers providing for vesting based on attainment of a specified stock price within a specified
           time period was filed as Exhibit 10.1 to the Company's
           Quarterly Report on Form 10-Q for the fiscal quarter ended
           August 31, 2002 (File No. 1-1520) and is incorporated herein by reference.
 10.36     Asset Purchase Agreement By and Between General Dynamics OTS
           (Aerospace), Inc. and Aerojet-General Corporation dated
           August 26, 2002 was filed as Exhibit 10.2 to the Company's
           Quarterly Report on Form 10-Q for the fiscal quarters ended
           August 31, 2002 (File No. 1-1520) and is incorporated herein by reference.
 10.37     Agreement to Amend and Restate dated as of October 2, 2002, among GenCorp, Inc., The Bank of Nova Scotia as
           Documentation Agent, ABN AMRO Ban, N.V., as Syndication
           Agent, and Deutsche Bank Trust Company Americas (f/k/a
           Bankers Trust Company), as Administrative Agent together
           with Annex I which is the Amended and Restated Credit
           Agreement among GenCorp Inc., as the Borrower, Deutsche Bank
           Trust Company Americas, as Administrative Agent, ABM AMRO
           Bank, N.V., as Syndication Agent, Deutsche Bank Securities
           Inc. and ABM AMRO Incorporated, as Joint Lead Arrangers, The
           Bank of Nova Scotia, as Documentation Agent and various
           lending institutions dated as of December 28, 2002 and
           amended and restated as of October 2, 2002 was filed as
           Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q
           for the fiscal quarter ended August 31, 2002 (File No.
           1-1520) and is incorporated herein by reference.

 TABLE                               EXHIBIT
ITEM NO.                           DESCRIPTION
--------                           -----------
 10.38*    Offer Letter from the Company dated May 14, 2002, as
           accepted by Michael T. Bryant on July 2, 2002.
 10.39*    Modified Employment Retention Agreement dated July 26, 2002, between the Company and Robert A. Wolfe.
 10.40*    Independent Consulting Agreement dated as of September 16,
           2002 between William R. Phillips and the Company for
           consulting services starting on September 30, 2002, as
           amended by Amendment One to Independent Consulting Agreement executed by William R. Phillips on January 2, 2003, and by the Company on January 6, 2003.
12*        STATEMENT REGARDING COMPUTATION OF RATIOS
21*        SUBSIDIARIES OF THE REGISTRANT
           Listing of subsidiaries of the Company.
 23        CONSENT OF EXPERTS
           Consent of Ernst & Young LLP, Independent Auditors, is
           contained on page GC-2 of this Form 10-K and is incorporated herein by reference.
24*        POWER OF ATTORNEY
           Powers of Attorney executed by J. R. Anderson, J. G. Cooper,
           J.J. Didion, I. Gutin, W.K. Hall, J.M. Osterhoff, S.G.
           Rothmeier, and S.E. Widnall, Directors of the Company.

---------------

* Filed herewith