Form 10-Q
period 2003-02-28
GENCORP INC
filed 2003-04-08
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: February 28, 2003

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________________ to ___________________

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

     As of March 21, 2003, there were 43,501,039 outstanding shares of the Company’s Common Stock, $0.10 par value.

GenCorp Inc.

Quarterly Report on Form 10-Q
For the Quarterly Period Ended February 28, 2003

Item
Number		Page

	PART I – FINANCIAL INFORMATION

1	Financial Statements	1

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

3	Quantitative and Qualitative Disclosures About Market Risk	29

4	Controls and Procedures	29

	PART II – OTHER INFORMATION

1	Legal Proceedings	30

4	Submission of Matters to a Vote of Security Holders	30

6	Exhibits and Reports on Form 8-K	31

	SIGNATURES

	Signatures	32

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

GenCorp Inc.

Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended
	February 28,

	2003	2002

	(Dollars in	millions, except per share amounts)

Net Sales	$271	$249
Costs and Expenses
Cost of products sold	228	210
Selling, general and administrative	18	14
Depreciation and amortization	18	16
Interest expense	5	3
Other (income) expense, net	(3)	(1)
Unusual items	—	2

Income Before Income Taxes	5	5
Provision for income taxes	2	2

Net Income	$3	$3

Earnings Per Share of Common Stock
Basic	$0.07	$0.07

Diluted	$0.07	$0.07

Weighted average shares of common stock outstanding	43.0	42.7

Weighted average shares of common stock outstanding, assuming dilution	43.1	43.1

Dividends Declared Per Share of Common Stock	$0.03	$0.03

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Balance Sheets

	February 28,	November 30,
	2003	2002

	(Unaudited)
	(Dollars in millions,
	except per share amounts)
Current Assets
Cash and cash equivalents	$45	$48
Accounts receivable	140	139
Inventories, net	178	167
Recoverable from the U.S. Government and other third parties for environmental remediation costs	24	24
Deferred income taxes	4	—
Prepaid and other expenses	12	5

Total Current Assets	403	383
Noncurrent Assets
Property, plant and equipment, net	482	481
Recoverable from the U.S. Government and other third parties for environmental remediation costs	205	208
Deferred income taxes	—	9
Prepaid pension asset	341	337
Goodwill	132	126
Other noncurrent assets, net	94	92

Total Noncurrent Assets	1,254	1,253

Total Assets	$1,657	$1,636

Current Liabilities
Short-term borrowings and current portion of long-term debt	$21	$22
Accounts payable	87	89
Reserves for environmental remediation	39	39
Income taxes payable	17	22
Current deferred income taxes	—	1
Other current liabilities	201	200

Total Current Liabilities	365	373
Noncurrent Liabilities
Convertible subordinated notes	150	150
Other long-term debt, net of current portion	226	215
Reserves for environmental remediation	297	301
Postretirement benefits other than pensions	172	176
Deferred income taxes	1	—
Other noncurrent liabilities	67	61

Total Noncurrent Liabilities	913	903

Total Liabilities	1,278	1,276

Commitments and Contingent Liabilities Shareholders’ Equity
Preference stock, par value of $1.00 per share; 15 million shares authorized; none issued or outstanding	–	–
Common stock, par value of $0.10 per share; 150 million shares authorized; 43.7 million shares issued, 43.0 million outstanding as of February 28, 2003 (43.5 million shares issued, 43.0 million shares outstanding as of November 30, 2002)	4	4
Other capital	13	13
Retained earnings	358	356
Accumulated other comprehensive income (loss), net of income taxes	4	(13)

Total Shareholders’ Equity	379	360

Total Liabilities and Shareholders’ Equity	$1,657	$1,636

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	February 28,

	2003	2002

	(Dollars in millions)
Operating Activities
Net income	$3	$3
Adjustments to reconcile net income to net cash used in operating activities:
Net loss related to reacquisition of minority ownership interest in subsidiary	–	2
Depreciation and amortization and gains on disposition of assets	18	16
Deferred income taxes	8	(4)
Changes in assets and liabilities, net of effects of acquisitions of businesses:
Current assets	(11)	26
Noncurrent assets	(1)	1
Current liabilities	(24)	(24)
Noncurrent liabilities	(6)	(23)

Net Cash Used in Operating Activities	(13)	(3)
Investing Activities
Capital expenditures	(9)	(6)
Proceeds from asset dispositions	7	–
Acquisition of businesses, net of cash acquired	–	(8)

Net Cash Used in Investing Activities	(2)	(14)
Financing Activities
Borrowings on revolving credit facility, net	15	3
Net short-term debt repayments	–	(2)
Net proceeds from the issuance of long-term debt	(5)	25
Dividends paid	(1)	(1)
Other equity transactions	–	1

Net Cash Provided by Financing Activities	9	26

Effect of exchange rate fluctuations on cash and cash equivalents	3	1

Net (Decrease) Increase in Cash and Cash Equivalents	(3)	10
Cash and Cash Equivalents at Beginning of Period	48	44

Cash and Cash Equivalents at End of Period	$45	$54

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Nature of Operations

     The accompanying Unaudited Condensed Consolidated Financial Statements of GenCorp Inc. (GenCorp or the Company) include the accounts of the parent company and its wholly-owned and majority-owned subsidiaries. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and notes required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the GenCorp Annual Report on Form 10-K for the year ended November 30, 2002, as filed with the Securities and Exchange Commission (SEC).

     In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, our operating results for interim periods may not be indicative of the results of operations for a full year.

     Certain reclassifications have been made to financial information for prior periods to conform to the current period’s presentation.

     Headquartered in Sacramento, California, the Company is a multinational manufacturing company operating primarily in North America and Europe. The Company’s continuing operations are organized into three segments: GDX Automotive, Aerospace and Defense, and Fine Chemicals. The Company’s GDX Automotive segment is a major automotive supplier, engaged in the development, manufacture and sale of highly engineered extruded and molded rubber and plastic sealing systems for vehicle bodies and windows for automotive original equipment manufacturers. The Aerospace and Defense segment includes the operations of Aerojet-General Corporation (Aerojet or AGC). Aerojet’s business primarily serves high technology markets that include space and strategic rocket propulsion and tactical weapons. Primary customers served include major prime contractors to the U.S. government, the Department of Defense and the National Aeronautics and Space Administration. The Company also has significant undeveloped real estate holdings in California. The Company’s real estate activities are a component of its Aerospace and Defense segment. The Company’s Fine Chemicals segment consists of the operations of Aerojet Fine Chemicals LLC (AFC). AFC’s sales are derived primarily from the sale of custom manufactured active pharmaceutical ingredients and advanced/registered intermediates to pharmaceutical and biotechnology companies. Information on the Company’s operations by segment is provided in Note 11.

2. Earnings Per Share of Common Stock

     A reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share of common stock (EPS) is presented in the following table (in millions, except per share amounts):

	Three months ended February 28,

	2003	2002

Numerator for Basic and Diluted EPS
Net income	$3	$3

Denominator for Basic EPS
Weighted average shares of common stock outstanding	43.0	42.7

Denominator for Diluted EPS
Weighted average shares of common stock outstanding	43.0	42.7
Employee stock options	—	.4
Other	.1	—

	43.1	43.1

Basic EPS	$0.07	$0.07

Diluted EPS	$0.07	$0.07

     The effect of a conversion of the Company’s $150 million convertible subordinated notes into common stock was not included in the computation of diluted earnings per share for the three months ended February 28, 2003 because the effect would be antidilutive for the period. These notes were issued April 5 and April 17, 2002 and are convertible at an initial conversion rate of 54.29 shares per $1,000 outstanding. Potentially dilutive securities that are not included in the diluted EPS calculation because they would be antidilutive also include 3,229,000 and 542,000 employee stock options as of February 28, 2003 and 2002, respectively.

3. Inventories

	February 28,	November 30,
	2003	2002

	(Millions)
Raw materials and supplies	$31	$32
Work-in-process	15	16
Finished goods	14	15

Approximate replacement cost of inventories	60	63
LIFO reserves	(4)	(4)

	56	59
Long-term contracts at average cost	179	164
Progress payments	(57)	(56)

Inventories	$178	$167

4. Property, Plant and Equipment

	February 28,	November 30,
	2003	2002

	(Millions)
Land	$50	$50
Buildings and improvements	298	299
Machinery and equipment	732	708
Construction-in-progress	29	23

	1,109	1,080
Less: accumulated depreciation	(627)	(599)

Total property, plant and equipment, net	$482	$481

5. Other Current Liabilities

	February 28,	November 30,
	2003	2002

	(Millions)
Accrued liabilities for goods and services	$89	$95
Advanced payments on contracts	10	6
Accrued compensation and employee benefits	34	37
Other postretirement benefits	29	29
Other	39	33

Total other current liabilities	$201	$200

6. Long-term Debt

	February 28,	November 30,
	2003	2002

	(Millions)
Revolving credit facility	$60	$45
Term Loan A	66	71
Term Loan B	115	115
Convertible subordinated notes	150	150
Other	6	6

Total debt	397	387
Less: amounts due within one year	(21)	(22)

Long term debt	$376	$365

     As of February 28, 2003, the borrowing limit under the revolving credit facility was $137 million, of which the Company had drawn down $60 million, and had outstanding letters of credit of $55 million. The average interest rate on the outstanding balance of long term debt was 5.30 percent. As of February 28, 2003, the Company was in compliance with its long-term debt covenants.

Interest Rate Hedging

     As required under the Restated Credit Facility, the Company entered into interest rate swap agreements effective January 10, 2003 on $100 million of its variable rate term loan debt for a two year period. Under the swap agreements, the Company makes payments based on a fixed rate of 6.02 percent and receives a LIBOR based variable rate (5.13 percent as of February 28, 2003). The interest rate swaps are accounted for as cash flow hedges pursuant to SFAS No. 133, Accounting for

Derivative Instruments and Hedging Activities (SFAS 133), and there was no material ineffectiveness recognized in earnings. As of February 28, 2003, the fair value of these swaps was a liability of $1 million included in other noncurrent liabilities with an offsetting amount recorded as an unrealized loss in other comprehensive income.

7. Commitments and Contingencies

     a.     Legal proceedings

Groundwater Cases

     Along with other industrial Potentially Responsible Parties (PRPs) and area water purveyors, Aerojet was sued in 17 cases by approximately 1,500 private plaintiffs residing in the vicinity of the defendants’ manufacturing facilities in Sacramento, California, and the Company’s former facility in Azusa, California. The Azusa cases have been coordinated for trial in Los Angeles, California. The Sacramento cases have been stayed through July 2003. The individual plaintiffs generally seek damages for illness, death, and economic injury allegedly caused by their ingestion of groundwater contaminated or served by defendants, without specifying actual damages. Aerojet and other industrial defendants involved in the litigation are the subject of certain investigations under The Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and the Resource Conservation and Recovery Act (RCRA).

     The Azusa cases are proceeding under two master complaints and pretrial discovery is in process. Because California Public Utilities Commission (PUC) regulated water purveyors cannot be held liable if the water consumed met state and federal quality standards, the Company currently expects the trial court in Los Angeles will hold an evidentiary hearing to determine whether the PUC regulated water entity defendants served water in violation of state or federal drinking water standards. The Sacramento cases are stayed at least until July 2003. Aerojet has notified its insurers, retained outside counsel and intends to conduct a vigorous defense against all claims.

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

     In December 2001, MDC filed a second lawsuit in Federal court alleging that Aerojet’s interpretation of a subsequent cost sharing agreement between the parties was incorrect and constituted a breach of the 1999 Settlement Agreement. McDonnell Douglas Corporation v. Aerojet-General Corporation, Case No. CIV-01-2245, U.S. District Court, E.D. CA. MDC sought to have Aerojet bear a fifty percent interim share (rather than the ten percent interim share accepted by Aerojet) of the costs of investigating and remediating offsite perchlorate groundwater contamination near Mather Field, allegedly associated with activities on IRCTS.

     During November 2002, Aerojet and MDC entered into discussions to settle the second lawsuit by renegotiating the temporary allocation of certain costs associated with the environmental contamination at IRCTS. As a consequence of those discussions, Aerojet and MDC have reached an agreement, in principle, allocating the disputed costs associated with environmental contamination at IRCTS. While the parties have reached an agreement in principle, a formal and complete agreement has not yet been completed and therefore has not yet been entered into by MDC and Aerojet.

Air Pollution Toxic Tort Cases

     Aerojet and several other defendants have been sued by private homeowners residing in the vicinity of Chino and Chino Hills, California. The cases have been consolidated and are pending in the U.S. District Court for the Central District of California — Baier, et al. v. Aerojet-General Corporation, et al., Case No. EDCV 00 618VAP (RNBx) CA; Kerr, et al. v. Aerojet-General Corporation, Case No. EDCV 01-19VAP (SGLx), and Taylor, et al. v. Aerojet-General Corporation, et al., Case No. EDCV 01-106 VAP (RNBx). Plaintiffs generally allege that defendants released hazardous chemicals into the air at their manufacturing facilities, which allegedly caused illness, death, and economic injury. Various motions have reduced the number of plaintiffs from 80 to 48. Discovery is proceeding in the cases. Aerojet has notified its insurers and is vigorously defending the actions.

Water Entity Cases

     In October 1999, Aerojet was sued by American States Water Company, a local water purveyor, and certain of its affiliates seeking damages, including unspecified past costs and replacement water for contaminated drinking water wells near Aerojet’s Sacramento, California, manufacturing facility. The plaintiffs also sued the State of California for inverse condemnation. While both cases were consolidated in 2001, American States Water Company and the State of California recently entered into two separate settlement agreements to resolve the dispute. The court approved the settlement with the State Water Resources Control Board; however, an additional hearing is expected prior to the court rendering its decision on whether to approve the settlement with the Central Valley Regional Water Quality Control Board. Discovery has been ongoing and trial is currently scheduled to commence in September of 2003.

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

     All of the BPOU drinking water well lawsuits were settled and dismissed by the plaintiffs without prejudice on or about September 16, 2002 in accordance with a settlement described as the Project Agreement and more fully described under San Gabriel Valley Basin, California. The settlement of plaintiffs’ claims was approved by the United States Environmental Protection Agency (EPA). The settlement agreement requires the cooperating PRPs to fund the construction, maintenance and operation of certain water treatment facilities and to reimburse certain costs of the various water purveyors. As a consequence, all the past cost claims in those actions are settled and released. While plaintiffs’ claims against Aerojet have been dismissed, Aerojet has filed third party claims against certain of the PRPs and these claims are in the process of being settled.

     Aerojet, along with approximately 60 other individual and corporate defendants, was recently served with four civil suits filed in the U.S. District Court for the Central District of California that seek recovery of costs allegedly incurred in response to the contamination present at the South El Monte Operable Unit (SEMOU) of the San Gabriel Valley Superfund site. The cases are denominated as follows: The City of Monterey Park v. Aerojet-General Corporation, et al., (CV-02-5909 ABC (RCx)); San Gabriel Basin Water Quality Authority v. Aerojet-General Corporation, et al., (CV-02-4565 ABC (RCx)); San Gabriel Valley Water Company v. Aerojet-General Corporation, et al., (CV-02-6346 ABC (RCx)) and Southern California Water Company v. Aerojet-General Corporation, et al., (CV-02-6340 ABC (RCx)). The cases have been coordinated for ease of administration by the court. Aerojet filed its answer to the complaint filed by the San Gabriel Valley Water Quality Authority and motions to dismiss the other three complaints. The March 31, 2003 tentative ruling by the court indicated that several alleged causes of action in the complaints will be dismissed. The court has not yet rendered a final decision.

     These claims are based upon allegations of discharges from a former site in the El Monte area, as more fully discussed under San Gabriel Valley Basin, California, South El Monte Operable Unit. Aerojet has notified its insurers and is defending the actions as its investigations do not identify a credible connection between the contaminants identified by the water entities in the SEMOU and those detected at Aerojet’s former facility located in El Monte, California, near the SEMOU (East Flair Drive site).

Vinyl Chloride Toxic Tort Cases

     Between the early 1950’s and 1985, GenCorp produced polyvinyl chloride (PVC) resin at its former Ashtabula, Ohio facility. PVC is the most common form of plastic currently on the market. A building block compound of PVC is vinyl chloride (VC), now listed as a known carcinogen by several governmental agencies. OSHA has strictly regulated workplace exposure to VC since 1974.

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

     Of the remaining thirteen pending cases, there are four cases which allege VC exposure through various aerosol consumer products. In these cases, VC is alleged to have been used as an aerosol propellant during the 1960’s, and the suits name numerous consumer product manufacturers, in addition to more than 30 chemical manufacturers. GenCorp used VC internally, but never supplied VC for aerosol or any other use. The other nine cases involve employees at VC or PVC facilities which had no connection to GenCorp. The complaints assert GenCorp’s involvement in the alleged conspiracy in these cases stems from GenCorp’s membership in trade associations. GenCorp is vigorously defending against all claims in these cases.

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

     In November 2002, a jury verdict against Aerojet in the amount of approximately $5 million in the Circuit Court of the City of St. Louis, Missouri, led to a judgment of approximately $2 million after setoff. The case is Goede et al. v. Chestertun Inc., Case No. 012-9428, Circuit Court, City of St. Louis, MO. The $3 million setoff was based on plaintiffs’ settlements with other defendants. Aerojet and the plaintiffs recently filed post-trial motions. Plaintiffs are seeking a new trial to recover punitive damages; and Aerojet is seeking a new trial because the Company was not allowed to introduce all its evidence from certain witnesses against plaintiffs’ claims. On March 31, 2003 the trial court issued its memorandum and order denying plaintiffs’ and the Company’s motions. The Company intends to file an appeal to vacate the judgment.

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

     The class representatives currently consist of four hourly retirees from the Jeannette, Pennsylvania facility of OMNOVA, the company spun-off from GenCorp on October 1, 1999, two hourly retirees from OMNOVA’s former Newcomerstown, Ohio facility, and three hourly retirees from GenCorp’s former tire plants in Akron, Ohio, Mayfield, Kentucky, and Waco, Texas. The

putative class encompasses all eligible hourly retirees formerly represented by the unions URW or USWA. The unions, however, are not party to the suit and have agreed not to support such litigation pursuant to an agreement negotiated with GenCorp. GenCorp prevailed in a similar class action filed in 1995, arising at its Wabash, Indiana location. Divine, et al. v. GenCorp Inc., U.S.D.C., N.D. IN (South Bend, IN), Case No. 96-CV-0394-AS.

     Plaintiff retirees and the Company defendants filed cross-motions for summary judgment which were denied on December 20, 2002. In February 2003, the court approved a case management plan and discovery will proceed throughout most of 2003.

     GenCorp has given notice to its insurance carriers and intends to vigorously defend against the retirees’ claims. OMNOVA has requested indemnification from GenCorp should plaintiffs prevail in this matter. GenCorp has denied this request, and OMNOVA’s claim will likely be decided through binding arbitration pursuant to agreements entered into during the GenCorp-OMNOVA spin-off in 1999.

Olin Corporation v. GenCorp Inc.

     In August 1991, Olin Corporation (Olin) advised GenCorp that under a 1962 manufacturing agreement with Olin (1962 Agreement), it believed GenCorp to be jointly and severally liable for certain Superfund remediation costs, estimated by Olin to be $70 million. The costs are associated with a former Olin manufacturing facility and its waste disposal sites in Ashtabula County, Ohio. In 1993, GenCorp sought a declaratory judgment in federal court (Ohio Court) that the Company is not responsible for such environmental remediation costs. Olin counterclaimed seeking a judgment that GenCorp is jointly and severally liable for a share of remediation costs. GenCorp has argued and asserted as a defense to Olin’s counterclaim that under the terms of the 1962 Agreement Olin had a contractual obligation to insure against environmental and other risks and that its failure to protect such insurance payments under these policies precluded Olin from recovery against GenCorp for these remediation costs. Further, GenCorp argued that any failure on Olin’s part to comply with the terms of such insurance policies would result in GenCorp being entitled to breach of contract remedies resulting in a reduction in any CERCLA liability amounts determined to be owed to Olin that would have otherwise been recovered from Olin’s insurance carriers (Reduction Claims).

     In 1999, the Ohio Court rendered an interim decision on CERCLA liability. The Court found GenCorp 30 percent liable and Olin 70 percent liable for remediation costs at “Big D Campground” landfill (Big D site). The Ohio Court also found GenCorp 40 percent liable and Olin 60 percent liable for remediation costs, including costs for off-site disposal (other than Big D) and costs attributable to contamination at the Olin TDI facility, a plant built and operated by Olin on GenCorp property near the Big D site. On May 9, 2002, the Ohio Court issued a memorandum opinion stating that it intended to enter a judgment in Olin’s favor in the amount of approximately $19 million, plus prejudgment interest against GenCorp, for CERCLA contribution liability. In that same opinion, the Ohio Court deferred concluding whether and to what extent GenCorp would be entitled to receive a credit against its CERCLA contribution liability based on the Company’s Reduction Claims against Olin, pending the outcome of Olin’s litigation against its insurance carriers for coverage under Olin’s insurance policies.

     The Company has appealed its CERCLA contribution liability. The Company believes that it is not directly or indirectly liable as an arranger for Olin’s waste disposal at the Big D site and that it did not either actively control Olin’s waste disposal choices or operate the plant on a day-to-day basis. Outside counsel have advised the Company that many aspects of the Company’s appeal of its CERCLA liability have considerable merit. Management believes it will prevail on appeal.

     Irrespective of the outcome of its appeal, the Company believes it has contractual protection against Olin’s claims by virtue of Olin’s obligations to procure and protect insurance. The Court had previously resolved that pursuant to the terms of the 1962 Agreement, it was Olin’s contractual obligation to obtain insurance coverage, and the evidence adduced during the litigation showed that Olin had in place insurance coverage during the period in question in the amount of $40 million to $50 million.

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

     If the NY Court decision is affirmed on Olin’s appeal, the Ohio Court could rule in GenCorp v. Olin Corporation in one of two ways: (a) it could find that Olin’s late notice constituted a breach of its obligation under the 1962 Agreement to protect the insurance; or (b) it could conclude that Olin’s conduct does not fully reduce GenCorp’s liability. If the Ohio Court rules that Olin’s late notice is a breach of the 1962 Agreement, the question will become a determination of the damages suffered by GenCorp as a result of the breach. GenCorp has argued that the proper measure of damages is the coverage limits of the policies that Olin forfeited — an amount in this case that is more than sufficient to cover GenCorp’s entire liability.

     On September 13, 2002, GenCorp filed a motion asking the Ohio Court to reconsider its decision to enter judgment for Olin, or in the alternative, to consider GenCorp’s Reduction Claims that could result in a ruling in favor of GenCorp. The parties exchanged briefs on these issues.

     The Ohio Court issued a memorandum opinion and judgment order on November 21, 2002 entering “final” judgment in favor of Olin in the amount of approximately $19 million plus prejudgment interest in the amount of approximately $10 million. However, the Ohio Court did not decide GenCorp’s Reduction Claims against Olin, but did state that two matters related to the Company’s Reduction Claims were “pivotal” to the ultimate determination of this case: (i) whether there was an insurable event upon which Olin could recover had Olin complied with the applicable contract provisions and (ii) whether GenCorp is entitled to receive a credit based on Olin’s failure to provide timely notice that foreclosed insurance recovery. The Ohio Court further determined that GenCorp’s Reduction Claims “are held in abeyance pending the resolution of [Olin’s] appeal in the New York insurance litigation.” Management has been advised by outside counsel that GenCorp’s recovery on its Reduction Claims could range from a nominal amount to an amount sufficient to reduce the judgment against GenCorp in its entirety.

     Outside counsel to the Company advised that because the Ohio Court’s opinion and judgment was based on the 1962 Agreement and because the Ohio Court failed to resolve GenCorp’s Reduction Claims against Olin, it was likely that the decision and order issued by the Ohio Court on November 21, 2002 would not be considered a final judgment. Consequently, and in reliance upon its outside counsel, the Company believed that it was not likely that a final judgment giving rise to liability had actually occurred. The Company filed its notice of appeal, in any event, to preserve its appellate rights. Given Olin’s contractual obligation to have obtained and complied with the terms of its insurance policies and the NY Court’s finding that Olin failed to give proper notice of a claim under these insurance policies, neither management nor outside counsel could then, or at this time, estimate the possible amount of liability arising from this case, if any.

     In addition to several procedural motions pending before the Ohio Court since early December 2002, GenCorp asked the Ohio Court to waive the standard bond requirement and stay any attempt to execute on the Ohio Court’s judgment pending appeal. Olin opposed the stay, but stated it would not oppose a stay if GenCorp posted the normal supersedeas bond. On January 22, 2003, the Ohio Court denied all pending motions and issued a Judgment Order stating the case was “terminated” on the Ohio Court’s docket. However, in its Memorandum Opinion and Order of the same date, the Ohio Court stated “[w]hether there was an insurable event upon which Olin would have been entitled to recovery had it provided its insurers with timely notice ... and... whether GenCorp is entitled to credit based upon Olin’s omission which foreclosed insurance recovery for Big D, remain unresolved.”

     GenCorp filed its notice of appeal on December 20, 2002. In light of the Ohio Court’s January 22, 2003 judgment and the accompanying opinion, on January 27, 2003, GenCorp filed a motion to dismiss its appeal on the grounds that the November 21, 2002 and January 22, 2003 orders and judgments were not final. The Company sought an appellate ruling that in effect would have directed the Ohio Court to address GenCorp’s Reduction Claims before entering any final judgment. In addition, GenCorp had motions pending which asked: (i) the appellate court to stay execution without bond pending action on GenCorp’s appeal; and (ii) the Ohio Court to accept a letter of credit in lieu of bond should a bond be required. Olin opposed both. GenCorp’s motions were denied by the Sixth Circuit Court of Appeals on February 13, 2003. GenCorp thereafter decided to post a bond and pursue an appeal of the partial judgment in the Sixth Circuit, rather than seek further review of the finality issue at that time. The parties have negotiated the appeal briefing schedule. GenCorp’s Reduction Claims portion of the case is on hold pending action by the Second Circuit Court of Appeals on Olin’s appeal of the August 27, 2002 judgment in favor of its insurance carriers as described above.

     In summary, while the Ohio Court has found the Company liable to Olin for a CERCLA contribution payment, the Company has concluded it is not currently appropriate to accrue any additional amount related to that finding because: (a) the Company previously accrued the entire amount of its estimated potential liability for contamination at the Olin TDI facility and related offsite contamination, except for disposal at the Big D site; (b) the Company believes it will prevail on appeal on the basis that it is not derivatively or directly liable as an arranger for disposal at the Big D site, both as a matter of fact and as supported by other case law; and (c) irrespective of whether, upon exhausting all avenues of appeal, there is a finding of CERCLA liability, the Company believes that: (i) if Olin prevails in its appeal of the NY Court ruling, the Company will make no payment to Olin; or (ii) if Olin fails in its appeal, that Olin’s breach of its contractual obligations to provide insurance will result in a reduction in or elimination of some or all of such liability, and for all these reasons, the possible amount of additional liability arising from this case, if any, cannot be established at this time.

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

b. Environmental Matters

Sacramento, California

     In 1989, a federal district court in California approved a Partial Consent Decree (Decree) requiring Aerojet to conduct a Remedial Investigation/Feasibility Study (RI/FS) of Aerojet’s Sacramento, California site. The Decree required Aerojet to prepare a RI/FS report on specific environmental conditions present at the site and alternatives available to remediate such conditions. Aerojet also is required to pay for certain governmental oversight costs associated with Decree compliance. Beginning in the mid 1990s, the State of California expanded its surveillance of perchlorate and nitrosodimethylamine (NDMA). Under the RI/FS, traces of these chemicals were detected using new testing protocols in public water supply wells near Aerojet’s Sacramento site.

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

     On April 15, 2002, the United States District Court approved and entered a Stipulation and Order Modifying the Partial Consent Decree (Stipulation and Order). Among other things, the Stipulation and Order removed approximately 2,600 acres of Aerojet’s property from the requirements of the Decree and from the Superfund site designation, enabling the Company to put the 2,600 acres to more productive use. The stipulated order also requires GenCorp to provide a guarantee of up to $75 million (in addition to a prior $20 million guarantee), to assure that remediation activities at the Sacramento site are fully funded; requires Aerojet to provide a short-term and long-term plan to replace lost water supplies; and divides the Superfund site into “Operable Units” to allow Aerojet and the regulatory agencies to more efficiently address and restore priority areas. For the first three years of the Stipulation and Order, the new guarantee is partially offset by financial assurances provided in conjunction with the Baldwin Park Operable Unit (BPOU) agreement (discussed below). Obligations under the $75 million aggregate guarantee are limited to $10 million in any fiscal year. Both the $75 million aggregate guarantee and the $10 million annual limitation are subject to adjustment annually for inflation.

     Aerojet leased a portion of its Sacramento facility to Douglas Aircraft for rocket assembly and testing from 1957 to 1961 and sold approximately 3,800 acres, including the formerly leased portion, to Douglas Aircraft in 1961. Aerojet reacquired the property known as the “IRCTS” from the MDC, the successor to Douglas Aircraft and now an operating unit of the Boeing Corporation, in 1984. Both MDC and Aerojet were ordered to investigate and remediate environmental contamination by certain orders issued in 1991 and 1994 by the California Department of Toxic Substance Control (DTSC) and a similar 1997 order of the Central Valley RWQCB. Aerojet filed suit against MDC to recover costs Aerojet incurred resulting from compliance with the orders (Aerojet-General Corporation v. McDonnell Douglas Corporation, et al., Case No. CVS 94-1862 WBS JFM). In 1999, Aerojet and MDC entered into a settlement agreement to allocate responsibility for a portion of the costs incurred under the orders and to negotiate responsibility for the remaining costs. MDC subsequently brought suit against Aerojet alleging breach of the settlement agreement and seeking specific performance and declaratory relief. (McDonnell Douglas Corporation v. Aerojet-General Corporation, Civ.S-01-2245, in the U.S. District Court for the Eastern District of California filed December 7, 2001.) The alleged breach involves interpretation of the 1999 settlement agreement and subsequent cost sharing agreement between MDC and Aerojet pertaining to contribution by each company toward investigation and remediation costs ordered by the DTSC and the Central Valley RWQCB. DTSC and the Central Valley RWQCB issued their orders alleging both companies were responsible for environmental contamination allegedly existing at and migrating onto and from the IRCTS site, an approximately 3,800 acre portion of Aerojet’s approximately 12,000 acre Sacramento facility.

     Aerojet and MDC have tentatively agreed to a settlement of the second lawsuit by establishing new temporary allocations of costs, subject to final allocation.

San Gabriel Valley Basin, California

Baldwin Park Operable Unit

     Aerojet, through its former Azusa, California site, was named by the EPA as a PRP in the portion of the San Gabriel Valley Superfund Site known as the Baldwin Park Operable Unit. A Record of Decision (ROD) regarding regional groundwater remediation was issued and Aerojet and 18 other PRPs received Special Notice Letters requiring groundwater remediation. All of the Special Notice Letter PRPs are alleged to have been a source of volatile organic compounds (VOCs). Aerojet’s investigation demonstrated that the groundwater contamination by VOCs is principally upgradient of Aerojet’s property and that lower concentrations of VOC contaminants are present in the soils of Aerojet’s presently and historically owned properties. The EPA contends that of the 19 PRPs identified by the EPA, Aerojet is one of the four largest sources of VOC groundwater contamination at the BPOU. Aerojet contests the EPA’s position regarding the source of contamination and the number of responsible PRPs.

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

     On November 23, 1999 the California Regional Water Quality Control Board, Los Angeles Region (Los Angeles RWQCB) issued orders to Aerojet and other PRPs to conduct groundwater investigations on their respective sites. As a result, the Los Angeles RWQCB ordered Aerojet to conduct limited soil gas extraction, which Aerojet is implementing, and evaluating remedies for perchlorate contamination in soils.

     Following extended negotiations, Aerojet, along with seven other PRPs (collectively, the “Cooperating Respondents”) signed a Project Agreement in late March 2002 with Water Quality Authority, Watermaster, Valley County Water District, La Puente Valley Water District, San Gabriel Valley Water Company, Suburban Water Systems and California Domestic Water Company (collectively, the Water Entities). The Project Agreement became effective on May 9, 2002, following approval by a California Superior Court and the finalization of policy language on the $100 million Baldwin Park Operable Unit Manuscript Environmental Site Liability Policy from Chubb Custom Insurance Company covering certain Project risks.

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

     As part of the EIS sale to Northrop in October 2001, the EPA approved a Prospective Purchaser Agreement with Northrop to absolve it of pre-closing liability for contamination caused by the Azusa facility, which liability will remain with Aerojet. As part of that agreement, Aerojet agreed to put $40 million into an irrevocable escrow for the BPOU project to fund Aerojet’s obligations under the Project Agreement. In addition, GenCorp agreed to provide a $25 million guarantee of Aerojet’s obligations under the Project Agreement. During the first three years of the Project Agreement, the GenCorp guarantee is partially offset by other financial assurances provided in conjunction with the Project Agreement.

     As part of the agreement to sell the EIS business to Northrop, Aerojet paid the EPA $9 million to be offset against Aerojet’s share of the EPA’s total claimed past costs (EPA now claims past costs are approximately $28 million). A very substantial share of the EPA’s past costs related to the period prior to 1997 when the sole contamination being considered involved VOCs. Aerojet believes that it is responsible for less than ten percent of these costs. As a result, in the allocation with the other PRPs, Aerojet will seek to recover a significant portion of the $9 million paid to the EPA from the other PRPs. Unresolved at this time is the issue of California’s past costs which were last estimated at approximately $4 million.

     Aerojet intends to defend itself vigorously to assure that it is appropriately treated with other PRPs and that costs of any remediation are properly spread over all users of the San Gabriel Valley aquifer. In addition, Aerojet is also pursuing its insurance remedies.

     On November 9, 2001, GenCorp received a General Notice Letter from the EPA asserting that GenCorp is a PRP for the BPOU. This General Notice Letter was received more than ten years after the General Notice given to GenCorp’s subsidiary, Aerojet. The EPA alleged that in the 1940s and early 1950s GenCorp’s predecessor, The General Tire & Rubber Company, participated in a joint venture with Aerojet Engineering Corporation, a predecessor to Aerojet-General Corporation, sharing 50 percent of the profits on certain U.S. Navy contracts for JATO rockets and that it had some role in managing the joint venture at the Azusa facility. GenCorp strongly disagrees with the EPA designation. The EPA is factually incorrect; at all times, Aerojet was the sole party that owned or operated the Azusa site during the early production of the JATO rockets. GenCorp strongly disagrees with the EPA’s PRP designation and plans to resist the designation at every level possible.

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

South El Monte Operable Unit

     On December 21, 2000, Aerojet received an order from the Los Angeles RWQCB requiring a work plan for investigation of Aerojet’s former El Monte facility. On January 22, 2001, Aerojet filed an appeal of the order with the Los Angeles RWQCB asserting selective enforcement. The appeal had been held in abeyance pending negotiations with the Los Angeles RWQCB, but due to a two-year limitation on the abeyance period, was dismissed without prejudice. In March 2001, Aerojet submitted a limited work plan to the Los Angeles RWQCB. On February 21, 2001, Aerojet received a General Notice Letter from the EPA Region IX naming Aerojet as a PRP to the SEMOU of the San Gabriel Valley Superfund site. Aerojet continues to negotiate with the Los Angeles RWQCB for a limited investigation of this former facility. Aerojet has begun the process of obtaining access agreements should the Los Angeles RWQCB approve Aerojet’s work plan. Because its appeal was dismissed without prejudice, Aerojet may refile its appeal if negotiations with the Los Angeles RWQCB are unsuccessful.

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

Environmental Reserves and Estimated Recoveries

(i) Reserves

     The Company periodically prepares complete reexaminations of estimated future remediation costs that could be incurred by the Company. These periodic reexaminations take into consideration the investigative work and analysis of the Company’s engineers, engineering studies performed by outside consultants, and the advice of its legal staff and outside attorneys regarding the status and anticipated results of various administrative and legal proceedings. In most cases only a range of reasonably possible costs can be estimated. In establishing the Company’s reserves, the most probable estimated amount is used when determinable and the minimum is used when no single amount is more probable.

     A summary of the Company’s environmental reserve activity is shown below (in millions):

	November 30, 2002		February 28, 2003
	Reserve	Expenditures	Reserve

Aerojet	$318	$3	$315
Other Sites	22	1	21

Total	$340	$4	$336

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

     Pursuant to the Global Settlement covering environmental costs associated with Aerojet’s Sacramento site and its former Azusa site, the Company can recover up to 88 percent of its environmental remediation costs for these sites through the establishment of prices for Aerojet’s products and services sold to the U.S. government. The ability of Aerojet to continue recovering these costs from the U.S. government depends on Aerojet’s sustained business volume under U.S. government contracts and programs and the relative size of Aerojet’s commercial business.

     In conjunction with the sale of EIS, Aerojet entered into an agreement with Northrop whereby Aerojet will be reimbursed by Northrop for 50 percent of environmental expenditures eligible for recovery under the Global Settlement. Amounts reimbursed are subject to annual limitations, with excess amounts carrying over to subsequent periods, the total of which will not exceed $190 million over the term of the agreement, which ends in 2028. As of February 28, 2003, $176 million in potential future reimbursements was available over the remaining life of the agreement.

     The effect of the final resolution of environmental matters and the Company’s obligations for environmental remediation and compliance cannot be accurately predicted due to the uncertainty concerning both the amount and timing of future expenditures. The Company believes, on the basis of presently available information, that the resolution of environmental matters and the Company’s obligations for environmental remediation and compliance will not have a material adverse effect on the Company’s results of operations, liquidity or financial condition. The Company will continue its efforts to mitigate past and future costs through pursuit of claims for recoveries from insurance coverage and other PRPs and continued investigation of new and more cost effective remediation alternatives and associated technologies.

8. Arrangements with Off-Balance Sheet Risk

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45 or the Interpretation), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, which clarifies the requirements of Statement of Financial Accounting Standards No. 5 (SFAS 5), Accounting for Contingencies, relating to a guarantor’s accounting for and disclosures of certain guarantees. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN 45 elaborates on the existing disclosure requirements for most guarantees. It also clarifies that at the time a company issues certain types of guarantees, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The Interpretation’s initial recognition and measurement provisions do not apply to certain agreements which are subject to the Interpretation’s disclosure requirements only. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s results of operations, financial condition, or liquidity and did not result in the recording of any additional liabilities as of February 28, 2003 associated with guarantees covered by this Interpretation.

     As of February 28, 2003, obligations subject to the Interpretation’s disclosure requirements consisted of:

•	$55 million in outstanding commercial letters of credit expiring in 2003 and 2004 and securing obligations for environmental remediation, insurance coverage and litigation.

•	Up to $120 million aggregate in guarantees by GenCorp of Aerojet’s obligations to government agencies for environmental remediation activities, subject to partial offsets for other financial assurances provided in conjunction with these obligations. (See Note 7(b).)

•	$33 million in guarantees by GenCorp of bank lines of credit of its subsidiaries.

•	Guarantees, jointly and severally with its subsidiaries, of GenCorp’s obligations under the Restated Credit Facility. (See Note 6.)

9. Shareholders’ Equity

     On February 5, 2003, the Company’s Board of Directors declared a quarterly dividend of three cents per share on the Company’s ten cents par value common stock. The dividends were paid on February 28, 2003.

10. Accumulated Other Comprehensive Income, Net of Income Taxes

     Comprehensive income encompasses net income and other comprehensive income items, which includes all other non-owner transactions and events that change shareholders’ equity. The Company’s other comprehensive loss includes the effects of foreign currency translation adjustments and the change in the fair value of interest rate swaps (Note 6). The components of other comprehensive income and the related income tax effects are presented in the following table:

	Three months ended
	February 28,

	2003	2002

	(Millions)
Net income	$3	$3
Other comprehensive income, net of income taxes
Effects of foreign currency translation adjustments	18	(5)
Change in fair value of interest rate swap	(1)	—

Total comprehensive income (loss)	$20	$(2)

11. Operating Segments and Related Disclosures

     The Company’s continuing operations are organized into three segments based on different products and customer bases: GDX Automotive, Aerospace and Defense, and Fine Chemicals. See Note 1 for additional information related to the Company’s operating segments.

     The Company evaluates segment performance based on several factors, of which the primary financial measure is segment operating profit. Segment operating profit represents net sales from continuing operations less applicable costs, expenses and provisions for restructuring and unusual items relating to operations. Segment operating profit excludes corporate income and expenses, provisions for unusual items not related to operations, interest expense, income taxes and any minority interest.

	Three months ended
	February 28,

	2003	2002

	(Millions)
Net Sales
GDX Automotive	$191	$190
Aerospace and Defense	63	54
Fine Chemicals	17	5

	$271	$249

Income (Loss) Before Income Taxes
GDX Automotive	$5	$6
Aerospace and Defense	9	16
Fine Chemicals	2	(3)

Segment operating profit	16	19
Interest expense	(5)	(3)
Corporate and other expenses, net	(6)	(9)
Other unusual items	—	(2)

	$5	$5

12. New Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material effect on the Company’s results of operations, liquidity, or financial condition.

13. Subsequent Events

     In March 2003, one of the Company’s European subsidiaries entered into a $25 million credit facility to provide working capital for its European operations. The credit facility is secured by certain assets of the Company’s European operations.

     In March 2003, the Company announced that it had signed a memorandum of understanding to enter into a joint venture with a real estate management and development firm. The project the proposed joint venture expects to develop is a commercial office complex on a 20-acre parcel of Aerojet’s land.

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

     Some important risk factors that could cause the Company’s actual results or outcomes to differ from those expressed in its forward-looking statements include, but are not limited to, the following:

•	Legal and regulatory developments that may have an adverse impact on the Company or its segments. For example:

—	The Company’s operating results and financial condition could be adversely impacted if the judgment order in the amount of approximately $29 million entered November 21, 2002 against GenCorp in GenCorp Inc. v Olin Corporation (U.S. District Court for the Northern District of Ohio, Eastern Division) is upheld on appeal and reductions to which the Company believes it is entitled are not realized.

—	Restrictions on real estate development that could delay the Company’s proposed real estate development activities.

—	A change in toxic tort or asbestos litigation trends which is adverse to the Company.

—	Changes in international tax laws or currency controls.

•	Changes in Company-wide or business segment strategies, which may result in changes in the types or mix of business in which the Company is involved or chooses to invest.

•	Changes in U.S., global or regional economic conditions, which may affect, among other things,

—	Consumer spending on new vehicles, which could reduce demand for products from the GDX Automotive segment.

—	Customer funding for the purchase of Aerospace and Defense products which could impact the segment’s business base and, as a result, impact its ability to recover environmental costs.

(list is continued on following page)

(list is continued from previous page)

—	Health care spending and demand for the pharmaceutical ingredients produced by the Fine Chemicals segment.

—	The Company’s ability to successfully complete its real estate strategies.

—	The funded status and costs related to employee retirement benefit plans.

•	Changes in U.S. and global financial and equity markets, including market disruptions and significant interest rate fluctuations, which may impede the Company’s access to, or increase the cost of, external financing for its operations and investments.

•	Increased competitive pressures, both domestically and internationally which may, among other things, affect the performance of the Company’s businesses. For example:

—	The automotive industry is increasingly outsourcing the production of key vehicle sub-assemblies. Accordingly, industry suppliers, such as the Company’s GDX Automotive segment, will need to demonstrate the ability to be a reliable supplier of integrated components to maintain and expand their market share.

—	Consolidation in the aerospace and defense industry has been underway for several years. The resulting reduction in the number of prime contractors, increased scale of certain competitors and the reduction in alternative suppliers could negatively affect the Aerospace and Defense segment’s ability to expand.

•	Labor disputes, which may lead to increased costs or disruption of operations in the Company’s GDX Automotive, Aerospace and Defense, and Fine Chemicals segments.

•	Changes in product mix, which may affect automotive vehicle preferences and demand for the Company’s GDX Automotive segment’s products.

•	Technological developments or patent infringement claims which may impact the use of critical technologies in the Company’s GDX Automotive, Aerospace and Defense, and Fine Chemicals segments leading to reduced sales and/or increased costs.

•	An unexpected adverse result or required cash outlay in the toxic tort cases, environmental proceedings or other litigation, or change in proceedings or investigations pending against the Company.

     This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Additional risk factors may be described from time to time in the Company’s filings with the U.S. Securities and Exchange Commission. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results, and may be beyond the Company’s control.

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

GDX Automotive

     GDX Automotive sales for the first quarter of 2003 were $191 million compared to $190 million in the first quarter of 2002. Sales increases from favorable exchange rates of $16 million in the first quarter of 2003 were offset by lower volumes and pricing concessions to major customers.

     Operating profit was $5 million for the first quarter of 2003 compared to $6 million for the first quarter of 2002. Operating profit improvements from favorable exchange rates and cost reductions of $6 million from operating efficiencies in the first quarter of 2003 were offset by reduced income from employee retirement benefit plans of $2 million, pricing concessions and lower sales volumes.

Aerospace and Defense

     Aerospace and Defense sales for the first quarter of 2003 were $63 million, including $12 million from General Dynamics Space Propulsion and Fire Suppression business (GDSS) acquired in October 2002, compared to $54 million reported in the first quarter of 2002. Contributing to the increase in sales were increased volumes on programs for national missile defense and the Boeing Phantom HyFly program. These sales increases were offset by lower sales on various other programs.

     Operating profit of $9 million for the first quarter of 2003 was $7 million lower than the first quarter of 2002, attributable primarily to a $5 million reduction in income from employee retirement benefit plans.

     During the first quarter of 2003, Aerospace and Defense successfully completed the final test firing of the Atlas V solid rocket motor and the successful testing of the Boeing Phantom HyFly dual combustion ramjet test flight engines for the Defense Advanced Research Projects Agency and the Office of Naval Research.

     Contract backlog was $751 million at the end of the first quarter of 2003 compared to $773 million as of November 30, 2002. Funded backlog, which includes only those contracts for which money has been directly authorized by the U.S. Congress, or for which a firm purchase order has been received by a commercial customer, was $363 million at the end of the first quarter of 2003 compared to $416 million as of November 30, 2002. Funding for the Titan program was restructured in the first quarter of 2003, reducing funded backlog by $58 million. Aerojet expects this funding to be incrementally restored in future years.

Fine Chemicals

     Fine Chemicals sales in the first quarter of 2003 totaled $17 million compared to $5 million in the first quarter of 2002. The improvement reflects strong demand for products launched in 2001 and 2002.

     Fine Chemicals reported an operating profit of $2 million for the first quarter of 2003 compared to a loss of $3 million for the first quarter of 2002. The significant improvement in Fine Chemicals’ operating profit reflects higher sales volumes and reduced labor costs resulting from restructuring initiatives.

Interest and Other Expenses

     Interest expense increased to $5 million in the first quarter of 2003 from $3 million in the first quarter of 2002 due primarily to higher debt resulting from the acquisition of GDSS.

     Corporate and other expenses decreased in the first quarter of 2003 to $6 million compared to $9 million in the first quarter of 2002. Corporate and other expenses in 2003 include $3 million in foreign currency exchange rate gains, increases in professional service fees and compensation costs, and a reduction of $3 million in income from employee retirement benefit plans. Corporate and other expenses in the first quarter of 2002 included $6 million in costs for the accounting review related to the restatement of 1999 and 2000 financial results.

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

     The nature of environmental investigation and cleanup activities often makes it difficult to determine the timing and amount of any estimated future costs that may be required for remediation measures. The Company reviews these matters and accrues for costs associated with the environmental remediation when it becomes probable that a liability has been incurred and the amount of the Company’s liability can be reasonably estimated. The Company’s Unaudited Condensed Consolidated Balance Sheet (which are included in Part I, Item 1 of this report) as of February 28, 2003 reflects accruals of $336 million and amounts recoverable of $229 million from the U.S. Government and other third parties for such costs. Pursuant to U.S. Government procurement regulations and a Global Settlement covering environmental contamination at the Company’s Sacramento and former Azusa, California sites, Aerojet can recover a substantial portion of its environmental costs for its Aerospace and Defense segment through the establishment of prices for the Company’s products and services sold to the U.S. Government. The ability of Aerojet to continue recovering these costs from the U.S. Government depends on Aerojet’s sustained business volume under U.S. Government contracts and programs and is subject to the limitations of the Northrop Grumman agreement.

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

     For additional discussion of environmental and related legal matters, see Note 7(b) in Notes to Unaudited Condensed Consolidated Financial Statements.

New Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material effect on the Company’s results of operations, liquidity, or financial condition.

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

     Net cash used in operating activities

     As of February 28, 2003, the Company’s cash and cash equivalents totaled $45 million and the ratio of current assets to current liabilities, or current ratio, was 1.10. As of November 30, 2002, the Company’s cash and cash equivalents were $48 million and the current ratio was 1.03.

     Net cash used in operating activities for the first three months of 2003 was $13 million compared with $3 million in the first three months of 2002. Net cash used in operating activities for the first three months of 2003 was negatively affected by working capital requirements.

     Net cash used in investing activities

     Net cash used in investing activities for the first three months of 2003 was $2 million versus $14 million for the comparable period in 2002. Capital expenditures totaled $9 million for the first three months of 2003 and $6 million for the first three months of 2002. The Company’s capital expenditures directly support the Company’s contract and customer requirements and are primarily made for asset replacement and capacity expansion, cost reduction initiatives and safety and productivity improvements. Investing activities in the first quarter of 2003 included a cash inflow of $7 million from the sale of GDX Automotive assets and operations in Viersen, Germany. Investing activities for the first quarter of 2002 included a net cash outflow of approximately $8 million related to the Company’s reacquisition of the minority interest in AFC.

     Net cash provided by financing activities

     Net cash provided by financing activities for the first three months of 2003 was $9 million compared with $26 million for the first three months of 2002. Cash flow related to financing activities in both periods relate primarily to activities involving the Company’s Restated Credit Facility, net of repayments. The Company paid dividends of $1 million in both periods presented. On February 28, 2002 the Company amended its Credit Facility to provide an additional $25 million term loan (Term Loan C). The $25 million was repaid on April 5, 2002. The Company does not have the ability to re-borrow these funds.

     Outlook

     The Company currently believes that its existing cash and cash equivalents, forecasted operating cash flows for the next twelve months, and borrowings available under its credit facilities will provide sufficient funds to meet its operating plan for the next twelve months. This operating plan for this period provides for full operation of the Company’s business, interest and principal payments on the Company’s debt and anticipated dividend payments.

     The Company is pursuing its appeal of a partial judgment in the case of GenCorp Inc. v. Olin Corporation, rather than seek further review of an Order of the United States Sixth Circuit Court of Appeals issued on February 13, 2003. In order to move forward with this appeal, the Company posted a bond covering the judgment and related interest in the amount of $30 million. While the bond reduces liquidity, the Company currently believes that its existing cash and cash equivalents, forecasted operating cash flows and borrowings available under its credit facilities will provide sufficient funds to meet its operating plan for the next twelve months. See Note 7(a) in Notes to Unaudited Condensed Consolidated Financial Statements.

     The Company intends to continue to access capital markets to raise debt or equity financing to fund strategic acquisitions, as well as to provide additional liquidity for its operational requirements for the next twelve months. The timing, terms, size and pricing of any cash financing will depend on investor interest and market conditions, and there can be no assurance that the Company will be able to obtain any such financing.

     If the Company experiences adverse economic developments and is not able to raise debt or equity financing in the capital markets or to obtain bank borrowings, the Company believes that it can generate additional funds to meet its liquidity requirements for the next twelve months by reducing working capital requirements, deferring capital expenditures, implementing cost reduction initiatives in addition to those already included in the Company’s operating plan, selling assets, or through a combination of these means.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes to the Company’s disclosures related to certain market risks as reported under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report of GenCorp to the U.S. Securities and Exchange Commission on Form 10-K for the year ended November 30, 2002, except as noted below.

Interest Rate Risk

     The Company uses interest rate swaps and a combination of fixed and variable rate debt to reduce its exposures to interest rate risk. As required under the Restated Credit Facility, the Company entered into interest rate swap agreements, effective January 10, 2003, on $100 million of its variable-rate debt (see Note 6 Notes to Unaudited Condensed Consolidated Financial Statements). The remaining variable-rate debt under the Company’s Restated Credit Facility of approximately $141 million is subject to fluctuations in market interest rates. A one-percentage point increase in interest rates on the unhedged variable-rate debt as of February 28, 2003 would decrease annual pretax income by $1 million.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     Except as disclosed in Note 7(a) and Note 7(b) in Part I and incorporated herein by reference, there have been no significant developments in the pending legal proceedings as previously reported in the Annual Report of GenCorp Inc. to the SEC on Form 10-K for the year ended November 30, 2002. Reference is made to Item 3, Legal Proceedings in our Annual Report on Form 10-K for the year ended November 30, 2002.

Item 4. Submission of Matters to a Vote of Security Holders

     At the Company’s Annual Meeting of Shareholders on March 26, 2003, holders of GenCorp Common Stock elected J. Gary Cooper, James M. Osterhoff, and Steven G. Rothmeier as directors to serve a three-year term expiring in 2006. Previously, James J. Didion, William K. Hall and Dr. Sheila E. Widnall were elected as directors and Terry L. Hall was appointed to serve three-year terms that continue until March 2005 and J. Robert Anderson, Irving Gutin, and Robert A. Wolfe were elected as directors to serve three-year terms that continue until March 2004.

     Shareholders also ratified the Board of Directors’ appointment of Ernst & Young LLP as the Company’s independent auditors for 2003.

     Following is the final result of the votes cast:

A)	Election of Directors:

			Broker
Nominee	For	Withheld	Nonvotes	Total

J. Gary Cooper	37,833,347	1,470,861	—	39,304,208
James M. Osterhoff	37,811,376	1,492,832	—	39,304,208
Steven G. Rothmeier	37,860,511	1,443,697	—	39,304,208

B)	Ratification of the Board of Directors’ appointment of Ernst & Young LLP as independent auditors:

For: 37,953,873	Against: 1,158,331	Abstain: 192,004	Broker Nonvotes: -0-

Item 6. Exhibits and Reports on Form 8-K

A)	Exhibits

No.	Description

10.1	Form of Employee Restricted Stock Option Agreement between the Company and Certain Officers providing for vesting based on achieving an Earnings Per Share Target which is to be adjusted annually.

B)	Reports on Form 8-K

On March 27, 2003, the Company filed a Form 8-K incorporating: 1) its press release dated March 26, 2003 in which the Company announced that its real estate operation has completed a Memorandum of Understanding to enter into a joint venture with Panattoni Development Company; and 2) its press release dated March 26, 2003 in which the Company reported net income for the first quarter of 2003 of $3 million ($.07 per diluted share) unchanged from the first quarter of 2002.

On March 11, 2003, the Company filed a Form 8-K incorporating its press release dated March 10, 2003, in which the Company reported it is pursuing its appeal of a partial judgment in the case of GenCorp Inc. v. Olin Corporation.

On January 23, 2003, the Company filed a Form 8-K incorporating its press release of the same date, in which the Company reported net income for 2002 of $30 million ($0.69 per share) compared to net income of $128 million ($3.00 per share) for 2001.

On December 6, 2002, the Company filed a Form 8-K incorporating its press release dated December 4, 2002, in which the Company affirmed its earnings guidance for 2002.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GenCorp Inc.

Date: April 8, 2003	By:	/s/ Yasmin R. Seyal Yasmin R. Seyal Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 8, 2003	By:	/s/ Terry L. Hall Terry L. Hall President and Chief Executive Officer/Director

CERTIFICATIONS

I, Terry L. Hall, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of GenCorp Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: April 8, 2003

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

Date: April 8, 2003

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

/s/ Terry L. Hall
Name:	Terry L. Hall
Title:	President and Chief Executive Officer
Date:	April 8, 2003

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

/s/ Yasmin R. Seyal
Name:	Yasmin R. Seyal
Title:	Senior Vice President and Chief Financial Officer
Date:	April 8, 2003