Form 10-Q
period 2003-05-31
GENCORP INC
filed 2003-07-09
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: May 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

     As of June 17, 2003, there were 43,747,062 outstanding shares of the Company’s Common Stock, $0.10 par value.

GenCorp Inc.

Quarterly Report on Form 10-Q
For the Quarterly Period Ended May 31, 2003

Item
Number		Page

	PART I – FINANCIAL INFORMATION
1	Condensed Consolidated Financial Statements (unaudited)	1
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
3	Quantitative and Qualitative Disclosures About Market Risk	34
4	Controls and Procedures	35
	PART II – OTHER INFORMATION
1	Legal Proceedings	35
4	Submission of Matters to a Vote of Security Holders	35
6	Exhibits and Reports on Form 8-K	36
	Signatures	37
	Certifications Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002	38

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

GenCorp Inc.

Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended		Six months ended
	May 31,		May 31,

	2003	2002	2003	2002

	(Dollars in millions, except per share amounts)
Net Sales	$315	$303	$586	$552
Costs and Expenses
Cost of products sold	254	244	482	454
Selling, general and administrative	21	15	39	29
Depreciation and amortization	19	16	37	32
Interest expense	6	4	11	7
Other (income) expense, net	—	7	(3)	6
Unusual items, net	—	7	—	9

Income Before Income Taxes	15	10	20	15
Provision for income taxes	5	4	7	6

Net Income	$10	$6	$13	$9

Earnings Per Share of Common Stock
Basic	$0.22	$0.14	$0.30	$0.21

Diluted	$0.21	$0.14	$0.30	$0.21

Weighted average shares of common stock outstanding	43.2	42.8	43.1	42.7

Weighted average shares of common stock outstanding, assuming dilution	51.4	43.3	43.1	43.2

Dividends Declared Per Share of Common Stock	$0.03	$0.03	$0.06	$0.06

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Balance Sheets

	May 31,	November 30,
	2003	2002

	(unaudited)
	(Dollars in millions,
	except per share amounts)
Current Assets
Cash and cash equivalents	$46	$48
Accounts receivable	139	139
Inventories, net	184	167
Recoverable from the US government and other third parties for environmental remediation costs	24	24
Prepaid expenses and other	11	5

Total Current Assets	404	383
Noncurrent Assets
Property, plant and equipment, net	496	481
Recoverable from the U.S. government and other third parties for environmental remediation costs	196	208
Deferred income taxes	—	9
Prepaid pension asset	345	337
Goodwill	138	126
Other noncurrent assets, net	92	92

Total Noncurrent Assets	1,267	1,253

Total Assets	$1,671	$1,636

Current Liabilities
Short-term borrowings and current portion of long-term debt	$35	$22
Accounts payable	87	89
Reserves for environmental remediation costs	39	39
Income taxes payable	11	22
Other current liabilities	197	201

Total Current Liabilities	369	373
Noncurrent Liabilities
Convertible subordinated notes	150	150
Other long-term debt, net of current portion	213	215
Reserves for environmental remediation costs	285	301
Postretirement benefits other than pensions	169	176
Deferred income taxes	9	—
Other noncurrent liabilities	66	61

Total Noncurrent Liabilities	892	903

Total Liabilities	1,261	1,276

Commitments and Contingent Liabilities
Shareholders’ Equity
Preference stock, par value of $1.00 per share; 15 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10 per share; 150 million shares authorized; 43.9 million shares issued, 43.4 million outstanding as of May 31, 2003 (43.5 million shares issued, 43.0 million shares outstanding as of November 30, 2002)	4	4
Other capital	15	13
Retained earnings	366	356
Accumulated other comprehensive income (loss), net of income taxes	25	(13)

Total Shareholders’ Equity	410	360

Total Liabilities and Shareholders’ Equity	$1,671	$1,636

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	May 31,

	2003	2002

	(Dollars in millions)
Operating Activities
Net Income	$13	$9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net loss related to reacquisition of minority ownership interest in subsidiary	—	2
Foreign currency gain	(4)	—
Depreciation and amortization and gains on disposition of assets	37	32
Deferred income taxes	16	27
Changes in assets and liabilities, net of effects of acquisitions of businesses:
Current assets	(6)	25
Noncurrent assets	1	(1)
Current liabilities	(34)	(89)
Noncurrent liabilities	(24)	(45)

Net Cash Provided By (Used In) Operating Activities	(1)	(40)
Investing Activities
Capital expenditures	(21)	(14)
Proceeds from asset dispositions	7	2
Acquisition of businesses, net of cash acquired	—	(8)

Net Cash Used in Investing Activities	(14)	(20)
Financing Activities
Proceeds from issuance of subordinated convertible debt	—	150
Repayments on revolving credit facility, net	—	(90)
Borrowings (repayments) of short-term debt, net	11	(1)
Net proceeds from the issuance of long-term debt	9	25
Repayments of long-term debt	(11)	(33)
Dividends paid	(3)	(3)
Other equity transactions	2	3

Net Cash Provided by Financing Activities	8	51

Effect of exchange rate fluctuations on cash and cash equivalents	5	1

Net Decrease in Cash and Cash Equivalents	(2)	(8)
Cash and Cash Equivalents at Beginning of Period	48	44

Cash and Cash Equivalents at End of Period	$46	$36

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Nature of Operations

     The accompanying Unaudited Condensed Consolidated Financial Statements of GenCorp Inc. (GenCorp or the Company) include the accounts of the parent company and its wholly-owned and majority-owned subsidiaries. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and notes required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the GenCorp Annual Report on Form 10-K for the year ended November 30, 2002, as filed with the United States Securities and Exchange Commission (SEC).

     In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, operating results for interim periods may not be indicative of the results of operations for a full year.

     Certain reclassifications have been made to financial information for prior periods to conform to the current period presentation.

     GenCorp is a multinational manufacturing company operating primarily in North America and Europe. The Company’s operations are organized into three segments: GDX Automotive, Aerospace and Defense, and Fine Chemicals. The Company’s GDX Automotive segment is a major automotive supplier, engaged in the design, development and manufacture of highly engineered extruded and molded rubber and plastic sealing systems for automotive original equipment manufacturers. The Aerospace and Defense segment includes the operations of Aerojet-General Corporation (Aerojet or AGC) and significant undeveloped real property located in California. Aerojet designs, develops and manufactures space and strategic rocket propulsion and tactical weapons under contracts with the major prime contractors to the U.S. government the Department of Defense and the National Aeronautics and Space Administration. The Company’s Fine Chemicals segment consists of the operations of Aerojet Fine Chemicals LLC (AFC). AFC manufactures active pharmaceutical ingredients and registered intermediates for pharmaceutical and biotechnology companies. Information on the Company’s operations by segment is provided in Note 12.

     In October 2002, Aerojet acquired the assets of the General Dynamics Space Propulsion and Fire Suppression business for $93 million, including transaction costs.

     In May 2003, Aerojet entered into an agreement to acquire substantially all of the assets related to the propulsion business of Atlantic Research Corporation (ARC Propulsion), for $133 million. ARC Propulsion is a developer and manufacturer of advanced solid rocket propulsion systems, gas generators and auxiliary rocket motors for both space and defense applications. Completion of the acquisition is subject to standard regulatory and certain other government and lender approvals.

2. Earnings Per Share of Common Stock

     A reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share of common stock (EPS) is presented in the following table (dollar figures in millions, except per share amounts; shares in thousands):

	Three months ended May 31,		Six months ended May 31,

	2003	2002	2003	2002

Numerator for Basic EPS
Income available to common shareholders	$10	$6	$13	$9

Numerator for Diluted EPS
Income available to common shareholders	$10	$6	$13	$9
Interest on convertible notes, net of income taxes	1	—	—	—

	$11	$6	$13	$9

Denominator for Basic EPS
Weighted average shares of common stock outstanding	43,226	42,795	43,115	42,723

Denominator for Diluted EPS
Weighted average shares of common stock outstanding	43,226	42,795	43,115	42,723
Employee stock options	21	532	26	443
Convertible notes	8,143	—	—	—
Other	1	—	1	—

	51,391	43,327	43,142	43,166

Basic EPS	$0.22	$0.14	$0.30	$0.21

Diluted EPS	$0.21	$0.14	$0.30	$0.21

     The effect of a conversion of the Company’s $150 million convertible subordinated notes into common stock was not included in the computation of diluted earnings per share for the six months ended May 31, 2003, and the three and six months ended May 31, 2002, as the effect would be antidilutive for these periods. These notes are convertible at an initial conversion rate of 54.29 shares per $1,000 outstanding. Potentially dilutive securities not included in the diluted EPS calculation because they would be antidilutive include employee stock options of 3,249,000 and 537,000 for the three months ended May 31, 2003 and 2002, respectively and 3,209,000 and 660,000 employee stock options for the six months ended May 31, 2003 and 2002, respectively.

3. Stock Based Compensation

     As permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation and Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation — Transition and Disclosure, the Company applies the existing accounting rules under APB Opinion No. 25, Accounting for Stock Issued to Employees, which provides that no compensation expense is charged for options granted at an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense for the Company’s stock option plans been determined based upon the fair value at the grant date for awards under these plans using market-based option valuation models, net income and the effect on net income per share would have been as follows (dollars in millions, except per share amounts):

	Three months ended May 31,		Six months ended May 31,

	2003	2002	2003	2002

Net income, as reported	$10	$6	$13	$9
Stock based compensation expense determined under fair value based method for all awards, net of related tax effects	—	—	(1)	(1)

Net income, pro forma	$10	$6	$12	$8

As reported
Basic	$0.22	$0.14	$0.30	$0.21

Diluted	$0.21	$0.14	$0.30	$0.21

Pro forma
Basic	$0.22	$0.13	$0.28	$0.20

Diluted	$0.21	$0.13	$0.28	$0.20

     Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the input assumptions can materially affect the fair value estimate, it is the Company’s opinion that the existing models do not necessarily provide a reliable single measure of the fair value of the employee stock options.

4. Inventories

	May 31,	November 30,
	2003	2002

	(Millions)
Raw materials and supplies	$32	$32
Work-in-process	16	16
Finished goods	13	15

Approximate replacement cost of inventories	61	63
LIFO reserves	(4)	(4)

	57	59
Long-term contracts at average cost	182	164
Progress payments	(55)	(56)

Inventories, net	$184	$167

5. Property, Plant and Equipment

	May 31,	November 30,
	2003	2002

	(Millions)
Land	$51	$50
Buildings and improvements	307	299
Machinery and equipment	761	708
Construction-in-progress	41	23

	1,160	1,080
Less: accumulated depreciation	(664)	(599)

Property, plant and equipment, net	$496	$481

6. Other Current Liabilities

	May 31,	November 30,
	2003	2002

	(Millions)
Accrued liabilities for goods and services	$82	$95
Advanced payments on contracts	8	6
Accrued compensation and employee benefits	40	37
Other postretirement benefits	29	29
Other	38	34

Total other current liabilities	$197	$201

7. Long-term Debt

	May 31,	November 30,
	2003	2002

	(Millions)
Revolving credit facility	$45	$45
Term Loan A	62	71
Term Loan B	114	115
Convertible subordinated notes	150	150
Other	27	6

Total debt	398	387
Less: amounts due within one year	(35)	(22)

Long term debt	$363	$365

     As of May 31, 2003, the borrowing limit under the revolving credit facility was $137 million, of which the Company had drawn down $45 million, and had outstanding letters of credit of $55 million.

     In March 2003, one of the Company’s European subsidiaries entered into a $25 million credit facility to provide working capital for its European operations. This credit facility is secured by certain assets of the Company’s European operations. As of May 31, 2003, $9 million was outstanding under this credit facility and is included as other long-term debt in the table above.

     The average interest rate on the outstanding balance of long term debt was 5.3 percent. As of May 31, 2003, the Company was in compliance with its long-term debt covenants.

Interest Rate Hedging

     The Company entered into interest rate “swap” agreements effective January 10, 2003 on $100 million of its variable rate term loan debt for a two year period. Under the “swap” agreements, the Company makes payments based on a fixed rate of 6.02 percent and receives a LIBOR based variable rate (5.04 percent as of May 31, 2003). The interest rate swaps are accounted for as cash flow hedges pursuant to Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, and there was no material ineffectiveness recognized in earnings. As of May 31, 2003, the fair value of these swaps was a liability of $2 million included in other noncurrent liabilities with an offsetting amount recorded as an unrealized loss in other comprehensive income.

8. Commitments and Contingencies

     a.     Legal proceedings

Groundwater Cases

     Along with other industrial Potentially Responsible Parties (PRPs) and area water purveyors, Aerojet was sued in 17 cases by approximately 1,500 private plaintiffs residing in the vicinity of the defendants’ manufacturing facilities in Sacramento, California, and the Company’s former facility in Azusa, California. The Azusa cases have been coordinated for trial in Los Angeles, California. The Sacramento cases have been stayed at least through July 2003. The individual plaintiffs generally seek damages for illness, death, and economic injury allegedly caused by their ingestion of groundwater contaminated or served by defendants, without specifying actual damages. Aerojet and other industrial defendants involved in the litigation are the subject of certain investigations under The Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and the Resource Conservation and Recovery Act (RCRA).

     The Azusa cases are proceeding under two master complaints and pretrial discovery is in process. Because California Public Utilities Commission (PUC) regulated water purveyors cannot be held liable if the water consumed met state and federal quality standards, the Company expects the trial court in Los Angeles will hold an evidentiary hearing to determine whether the PUC regulated water entity defendants served water in violation of state or federal drinking water standards.

     Aerojet has notified its insurers, retained outside counsel and intends to conduct a vigorous defense against all claims.

McDonnell Douglas Environmental Remediation Cost Recovery Dispute

     Aerojet and McDonnell Douglas Corporation (MDC), an operating unit of The Boeing Company, are engaged in a dispute in the U.S. District Court for the Eastern District of California regarding the environmental contamination of the Inactive Rancho Cordova Test Site (IRCTS). In 1961, IRCTS was transferred by Aerojet to a predecessor of MDC and was subsequently reacquired by Aerojet in 1984. An initial federal lawsuit filed by Aerojet against MDC in 1994 was settled in 1999 (1999 Settlement Agreement). Pursuant to the 1999 Settlement Agreement, Aerojet agreed to participate with MDC in the interim funding of certain remediation efforts at IRCTS, subject to a final cost allocation.

     In 2001, there was a disagreement between Aerojet and MDC regarding the interpretation of the 1999 Settlement Agreement. In December 2001, MDC filed a second lawsuit in federal court alleging that Aerojet breached the 1999 Settlement Agreement, McDonnell Douglas Corporation v. Aerojet-General Corporation, Case No. CIV-01-2245, U.S. District Court, E.D. CA. MDC sought to have Aerojet bear a fifty percent interim share (rather than the ten percent interim share accepted by Aerojet) of the costs of investigating and remediating offsite perchlorate groundwater contamination near Mather Field, allegedly associated with activities on IRCTS.

     In November 2002, Aerojet and MDC entered into discussions to settle the second lawsuit by renegotiating the temporary allocation of certain costs associated with the environmental contamination at IRCTS. While the parties have reached an agreement in principle to settle the allocation of the disputed costs associated with the environmental contamination at IRCTS, a formal and complete written agreement has not yet been completed.

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

Water Entity Cases

     In October 1999, Aerojet was sued by American States Water Company, a local water purveyor, and certain of its affiliates seeking damages, including unspecified past costs and replacement water for contaminated drinking water wells near Aerojet’s Sacramento, California, manufacturing facility. American States Water Company, et al. v. Aerojet-General Corporation, et al., Case No. 99AS05949, Sacramento County Superior Court. The plaintiffs also sued the State of California for inverse condemnation. While both cases were consolidated in 2001, American States Water Company and the State of California recently entered into two separate settlement agreements to resolve the dispute. The court approved the settlements with the California State Water Resources Control Board and the Central Valley Regional Water Quality Control Board (Central Valley RWQCB). Aerojet recently filed a petition for writ of mandate with the Third District Court of Appeals seeking to overturn that settlement. The petition was denied. The Company also filed a petition with the California Supreme Court seeking further review, which was also denied. Discovery is ongoing and trial is currently scheduled to commence in September of 2003.

     Separately, between April 2000 and October 2001, six local water agencies and water purveyors sued Aerojet and other defendants to recover damages relating to alleged contamination of drinking water wells in the Baldwin Park Operable Unit (BPOU) of the San Gabriel Basin Superfund site (BPOU drinking water well lawsuits). The plaintiffs included the San Gabriel Basin Water Quality Authority, the Upper San Gabriel Valley Municipal Water District, the Valley County Water District (Valley), the California Domestic Water Co. and San Gabriel Valley Water Company who were seeking, among other things, funding for a water treatment plant at the La Puente Valley County Water District (La Puente) well field. In January 2001, Aerojet and certain other cooperating potentially responsible parties (PRPs) reimbursed these plaintiffs and one other funding agency $4 million for the cost of the treatment plant. Since that time, Aerojet and the cooperating PRPs have continued to pay all operating and related costs for treatment at the La Puente site. The plaintiffs also sued to recover past costs in placing treatment facilities at the Big Dalton well site in the San Gabriel Basin. Plaintiffs claimed that Aerojet was responsible for contamination of their drinking water wells. While Aerojet was served in the case filed by Valley, the case has been inactive. The primary claim in these cases is for the recovery of past and future CERCLA response costs for treatment plants at plaintiffs’ well sites.

     All of the BPOU drinking water well lawsuits were settled and dismissed by the plaintiffs without prejudice on or about September 16, 2002 in accordance with a settlement described as the Project Agreement and more fully discussed below under the heading “San Gabriel Valley Basin, California.” The settlement of plaintiffs’ claims was approved by the United States Environmental Protection Agency (EPA). The settlement agreement requires the cooperating PRPs to fund the construction, maintenance and operation of certain water treatment facilities and to reimburse certain costs of the various water purveyors. As a consequence, all the past cost claims in those actions were settled and released. Aerojet and other cooperating PRPs intend to seek recovery from those PRPs who did not participate in the settlement.

     In October 2002, Aerojet, along with approximately 60 other individual and corporate defendants, was served with four civil suits filed in the U.S. District Court for the Central District of California that seek recovery of costs allegedly incurred in response to the contamination present at the South El Monte Operable Unit (SEMOU) of the San Gabriel Valley Superfund site. The cases are denominated as follows: The City of Monterey Park v. Aerojet-General Corporation, et al., (CV-02-5909 ABC (RCx)); San Gabriel Basin Water Quality Authority v. Aerojet-General Corporation, et al., (CV-02-4565 ABC (RCx)); San Gabriel Valley Water Company v. Aerojet-General Corporation, et al., (CV-02-6346 ABC (RCx)) and Southern California Water Company v. Aerojet-General Corporation, et al., (CV-02-6340 ABC (RCx)). The cases have been coordinated for ease of administration by the court. Aerojet filed its answer to the complaint filed by the San Gabriel Valley Water Quality Authority and motions to dismiss the other three complaints. The court ruled on Aerojet’s motions to dismiss, and dismissed several alleged causes of action in such complaints. The remaining claims are based upon allegations of discharges from a former site in the El Monte area, as more fully discussed below under the heading “San Gabriel Valley Basin, California - South El Monte Operable Unit.” Aerojet is vigorously defending the actions as its investigations do not identify a credible connection between the contaminants identified by the water entities in the SEMOU and those detected at Aerojet’s former facility located in El Monte, California, near the SEMOU (East Flair Drive site). Aerojet has notified its insurers of these claims.

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

     Since the mid-1990’s, GenCorp has been named in 23 toxic tort cases involving alleged exposure to VC. Thirteen of these cases were filed during 2002. With the exception of one case brought by the family of a former Ashtabula employee, GenCorp is alleged to be a “supplier/manufacturer” of PVC and/or a civil co-conspirator with other VC and PVC manufacturers. Plaintiffs generally allege that GenCorp suppressed information about the carcinogenic risk of VC to industry workers, and placed VC or PVC into commerce without sufficient warnings. Of these 23 cases, ten have been settled or dismissed on terms favorable to the Company, including the case where GenCorp was the employer. During 2002, one case was dismissed because the plaintiff could not establish any evidence of VC exposure. One case was dismissed in 2003 on statute of limitations grounds. The plaintiff in that case has appealed the dismissal.

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

Asbestos Litigation

     Over the years, both GenCorp and Aerojet have from time to time been named as defendants in lawsuits alleging personal injury or death due to exposure to asbestos in building materials or in manufacturing operations. The lawsuits have been filed throughout the country, with the majority filed in Northern California. Since 1998, more than 50 of these asbestos lawsuits have been resolved, with the majority being dismissed and many being settled for less than $30 thousand each. Approximately 25 asbestos cases are currently pending.

     In November 2002, a jury verdict against Aerojet in the amount of approximately $5 million in the Circuit Court of the City of St. Louis, Missouri, led to a judgment of approximately $2 million after setoff. Goede et al. v. Chesterton Inc., Case No. 012-9428, Circuit Court, City of St. Louis, MO. The $3 million setoff was based on plaintiffs’ settlements with other defendants. Post-trial motions filed by Aerojet and the plaintiffs were denied by the trial court. Aerojet has filed a notice of appeal and will be asking the appellate court to vacate the judgment and order a new trial based on, among other things, the trial court’s actions during trial that denied Aerojet the opportunity to introduce testimony from certain witnesses and certain evidence at trial. Briefing on the appeal will commence later this summer. Plaintiffs have also appealed and are seeking a new trial to recover punitive damages.

     Wotus, et al. v. GenCorp Inc. and OMNOVA Solutions Inc.

     In October 2000, a group of hourly retirees filed a federal lawsuit against GenCorp and OMNOVA Solutions Inc. (OMNOVA) disputing certain retiree medical benefits. Wotus, et al. v. GenCorp Inc., et al., U.S.D.C., N.D. OH (Cleveland, OH), Case No. 5:00-CV-2604. The retirees seek rescission of the then current Hourly Retiree Medical Plan established in the Spring of 1994, and the reinstatement of the prior plan terms. The crux of the dispute relates to union and GenCorp negotiated modifications to retiree benefits that, in exchange for other consideration, now require retirees to make benefit contributions as a result of caps on Company-paid retiree medical costs implemented in the Fall of 1993. A retiree’s failure to pay contributions results in a termination of benefits.

     The plaintiffs are seeking class action status. The trial court has not yet ruled on the class action certification. The putative class representatives currently consist of four hourly retirees from the Jeannette, Pennsylvania facility of OMNOVA, the company spun-off from GenCorp on October 1, 1999, two hourly retirees from OMNOVA’s former Newcomerstown, Ohio facility, and three hourly retirees from GenCorp’s former tire plants in Akron, Ohio, Mayfield, Kentucky, and Waco, Texas. The putative class encompasses all eligible hourly retirees formerly represented by the unions URW or USWA. The unions, however, are not party to the suit and have agreed not to support such litigation pursuant to an agreement negotiated with GenCorp. GenCorp prevailed in a similar class action filed in 1995, arising at its Wabash, Indiana location. Divine, et al. v. GenCorp Inc., U.S.D.C., N.D. IN (South Bend, IN), Case No. 96-CV-0394-AS.

     Plaintiff retirees and the defendants filed cross-motions for summary judgment which were denied on December 20, 2002. In February 2003, the court approved a case management plan and discovery will proceed throughout most of 2003.

     GenCorp has given notice to its insurance carriers and intends to vigorously defend against the retirees’ claims. OMNOVA has requested defense and indemnification from GenCorp regarding this matter. GenCorp has denied this request. OMNOVA’s defense and indemnification claims will likely be decided through binding arbitration pursuant to agreements entered into during the GenCorp-OMNOVA spin-off in 1999. GenCorp and OMNOVA have exchanged letters to initiate the arbitration process and are in the process of selecting an arbitrator.

     Olin Corporation v. GenCorp Inc.

     In August 1991, Olin Corporation (Olin) advised GenCorp that under a 1962 manufacturing agreement with Olin (1962 Agreement), it believed GenCorp to be jointly and severally liable for certain Superfund remediation costs, estimated by Olin to be $70 million. The costs are associated with a former Olin manufacturing facility and its waste disposal sites in Ashtabula County, Ohio. In 1993, GenCorp sought a declaratory judgment in federal court (Ohio Court) that the Company is not responsible for such environmental remediation costs. Olin counterclaimed seeking a judgment that GenCorp is jointly and severally liable for a share of remediation costs. Olin v. GenCorp Inc., Case No. 5:93CV2269, U.S. District Court, N.D. Ohio. GenCorp argued and asserted as a defense to Olin’s counterclaim that under the terms of the 1962 Agreement Olin had a contractual obligation to insure against environmental and other risks and that its failure to protect such insurance payments under these policies precluded Olin from recovery against GenCorp for these remediation costs. Further, GenCorp argued that any failure on Olin’s part to comply with the terms of such insurance policies would result in GenCorp being entitled to breach of contract remedies resulting in a reduction in any CERCLA liability amounts determined to be owed to Olin that would have otherwise been recovered from Olin’s insurance carriers (Reduction Claims).

     In 1999, the Ohio Court rendered an interim decision on CERCLA liability. The Ohio Court found GenCorp 30 percent liable and Olin 70 percent liable for remediation costs at “Big D Campground” landfill (Big D site). The Ohio Court also found GenCorp 40 percent liable and Olin 60 percent liable for remediation costs, including costs for off-site disposal (other than the Big D site) and costs attributable to contamination at the Olin TDI facility, a plant built and operated by Olin on GenCorp property near the Big D site. On May 9, 2002, the Ohio Court issued a memorandum opinion stating that it intended to enter a judgment in Olin’s favor in the amount of approximately $19 million, plus prejudgment interest against GenCorp, for CERCLA contribution liability. In that same opinion, the Ohio Court deferred concluding whether and to what extent GenCorp would be entitled to receive a credit against its CERCLA contribution liability based on the Company’s Reduction Claims against Olin, pending the outcome of Olin’s litigation against its insurance carriers for coverage under Olin’s insurance policies.

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

     Irrespective of the outcome of its appeal, the Company believes it has contractual protection against Olin’s claims by virtue of Olin’s obligations to procure and protect insurance. The Ohio Court had previously resolved that pursuant to the terms of the 1962 Agreement, it was Olin’s contractual obligation to obtain insurance coverage, and the evidence adduced during the litigation showed that Olin had in place insurance coverage during the period in question in the amount of $40 million to $50 million.

     On September 5, 2002, Olin advised the Ohio Court and GenCorp that on August 27, 2002, the U.S. District Court for the Southern District of New York (NY Court) had ruled Olin failed to protect its right to payments under its insurance policies for the Big D site. The NY Court based its ruling on the fact that Olin had failed to timely notify its insurance carriers of its claims. Olin also informed the Ohio Court it would appeal the NY Court decision and pressed the Ohio Court to enter judgment.

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

     GenCorp filed its notice of appeal on December 20, 2002. In light of the Ohio Court’s January 22, 2003 judgment and the accompanying opinion, on January 27, 2003, GenCorp filed a motion to dismiss its appeal on the grounds that the November 21, 2002 and January 22, 2003 orders and judgments were not final. The Company sought an appellate ruling that in effect would have directed the Ohio Court to address GenCorp’s Reduction Claims before entering any final judgment. In addition, GenCorp had motions pending which asked: (i) the appellate court to stay execution without bond pending action on GenCorp’s appeal; and (ii) the Ohio Court to accept a letter of credit in lieu of bond should a bond be required. Olin opposed both. GenCorp’s motions were denied by the Sixth Circuit Court of Appeals on February 13, 2003. GenCorp posted a bond and initiated an appeal of the Ohio Court’s partial judgment in the Sixth Circuit, rather than seek further review of the finality issue at that time. The parties have negotiated the appeal briefing schedule. GenCorp’s Reduction Claims portion of the case is on hold pending action by the Second Circuit Court of Appeals on Olin’s appeal of the August 27, 2002 judgment in favor of its insurance carriers as described above.

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

Other Legal Matters

     The Company and its affiliated companies are subject to other legal actions, governmental investigations, and proceedings relating to a wide range of matters in addition to those discussed above. In the opinion of the Company, after reviewing the information that is currently available with respect to such matters and consulting with the Company’s counsel, any liability which may ultimately be incurred with respect to these other matters is not expected to materially affect the consolidated financial condition of the Company. The effect of the resolution of these matters on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters.

b. Environmental Matters

Sacramento, California

     In 1989, a federal district court in California approved a Partial Consent Decree (Decree) requiring Aerojet to conduct a Remedial Investigation/Feasibility Study (RI/FS) of Aerojet’s Sacramento, California site. The Decree required Aerojet to prepare a RI/FS report on specific environmental conditions present at the site and alternatives available to remediate such conditions. Aerojet also is required to pay for certain governmental oversight costs associated with Decree compliance. Beginning in the mid 1990’s, the State of California expanded its surveillance of perchlorate and nitrosodimethylamine (NDMA). Under the RI/FS, traces of these chemicals were detected using new testing protocols in public water supply wells near Aerojet’s Sacramento site.

     Aerojet has substantially completed its efforts under the Decree to determine the nature and extent of contamination at the facility. Aerojet has preliminarily identified the technologies that will likely be used to remediate the site and has estimated costs using generic remedial costs from Superfund remediation databases. Aerojet will continue to conduct feasibility studies to refine technical approaches and costs to remediate the site. The remediation costs are principally for design, construction, enhancement and operation of groundwater and soil treatment facilities, ongoing project management and regulatory oversight, and are expected to be incurred over a period of approximately 15 years. Aerojet is also addressing groundwater contamination both on and off its facilities through the development of operable unit feasibility studies. On August 19, 2002, the U.S. Environmental Protection Agency (EPA) issued an administrative order requiring Aerojet to implement the EPA approved remedial action for the Western Groundwater Operable Unit. A nearly identical order was issued by the California Regional Water Quality Control Board, Central Valley (Central Valley RWQCB). A discussion of Aerojet’s efforts to estimate these costs is contained below under the heading “Environmental Reserves and Estimated Recoveries.”

     On April 15, 2002, the United States District Court approved and entered a Stipulation and Order Modifying the Partial Consent Decree (Stipulation and Order). Among other things, the Stipulation and Order removed approximately 2,600 acres of Aerojet’s property from the requirements of the Decree and from the Superfund site designation, enabling the Company to put the 2,600 acres to more productive use. The Stipulation and Order (i) requires GenCorp to provide a guarantee of up to $75 million (in addition to a prior $20 million guarantee) to assure that remediation activities at the Sacramento site are fully funded; (ii) requires Aerojet to provide a short-term and long-term plan to replace lost water supplies; and (iii) divides the Superfund site into “Operable Units” to allow Aerojet and the regulatory agencies to more efficiently address and restore priority areas. For the first three years of the Stipulation and Order, the new guarantee is partially offset by financial assurances provided in conjunction with the Baldwin Park Operable Unit (BPOU) agreement (discussed below). Obligations under the $75 million aggregate guarantee are limited to $10 million in any fiscal year. Both the $75 million aggregate guarantee and the $10 million annual limitation are subject to adjustment annually for inflation.

     Aerojet leased a portion of its Sacramento facility to Douglas Aircraft for rocket assembly and testing from 1957 to 1961 and sold approximately 3,800 acres, including the formerly leased portion, to Douglas Aircraft in 1961. Aerojet reacquired the property known as IRCTS from MDC, the successor to Douglas Aircraft and now an operating unit of The Boeing Company, in 1984. Both MDC and Aerojet were ordered to investigate and remediate environmental contamination by certain orders issued in 1991 and 1994 by the California Department of Toxic Substance Control (DTSC) and a similar 1997 order of the Central Valley RWQCB. Aerojet filed suit against MDC to recover costs Aerojet incurred resulting from compliance with the orders. Aerojet-General Corporation v. McDonnell Douglas Corporation, et al., Case No. CVS 94-1862 WBS JFM. In 1999, Aerojet and MDC entered into a settlement agreement to allocate responsibility for a portion of the costs incurred under the orders and to negotiate responsibility for the remaining costs. On December 7, 2001, MDC brought suit against Aerojet in the U.S. District Court for the Eastern District of California alleging breach of the settlement agreement and seeking specific performance and declaratory relief. McDonnell Douglas Corporation v. Aerojet-General Corporation, Civ.S-01-2245. The alleged breach involves interpretation of the 1999 settlement agreement and subsequent cost sharing agreement between MDC and Aerojet pertaining to contribution by each company toward investigation and remediation costs ordered by the DTSC and the Central Valley RWQCB. DTSC and the Central Valley RWQCB issued their orders alleging both companies were responsible for environmental contamination allegedly existing at and migrating onto and from the IRCTS site, an approximately 3,800 acre portion of Aerojet’s approximately 12,000 acre Sacramento facility.

     Aerojet and MDC have tentatively agreed to a settlement of the second lawsuit by establishing new temporary allocations of costs, subject to final allocation. While the parties have reached an agreement in principle, a formal written agreement has not been finalized. The Company expects this agreement to be finalized in the near future.

San Gabriel Valley Basin, California

Baldwin Park Operable Unit

     Aerojet, through its former Azusa, California site, was named by the EPA as a PRP in the portion of the San Gabriel Valley Superfund Site known as the Baldwin Park Operable Unit. A Record of Decision (ROD) regarding regional groundwater remediation was issued and Aerojet and 18 other PRPs received Special Notice Letters requiring groundwater remediation. All of the Special Notice Letter PRPs are alleged to have been a source of volatile organic compounds (VOCs). Aerojet’s investigation demonstrated that the groundwater contamination by VOCs is principally upgradient of Aerojet’s former property and that lower concentrations of VOC contaminants are present in the soils of Aerojet’s former property. The EPA contends that of the 19 PRPs identified by the EPA, Aerojet is one of the four largest sources of VOC groundwater contamination at the BPOU. Aerojet contests the EPA’s position regarding the source of contamination and the number of responsible PRPs.

     In May 1997, as a result of the development of more sensitive measuring methods, perchlorate was detected in wells in the BPOU. NDMA was also detected using newly developed measuring methods. Suspected sources of perchlorate include Aerojet’s solid rocket development and manufacturing activities in the 1940’s and 1950’s, military ordnance produced by another company at a facility adjacent to the Aerojet facilities in the 1940’s, the burning of confiscated fireworks by local fire departments, and fertilizer used in agriculture. NDMA is a suspected byproduct of liquid rocket fuel activities by Aerojet in the same time period. NDMA is also a contaminant in cutting oils used by many businesses and is found in many foods. In addition, a chemical known as 1,4 dioxane is present and is being treated at the BPOU. Aerojet may be a minor contributor of this chemical.

     On June 30, 2000, the EPA issued a Unilateral Administrative Order (UAO) ordering the PRPs to implement a remedy consistent with the ROD, but still encouraging the PRPs to attempt to negotiate an agreement with the local purveyors. The PRPs agreed to comply.

     On November 23, 1999, the California Regional Water Quality Control Board, Los Angeles Region (Los Angeles RWQCB) issued orders to Aerojet and other PRPs to conduct groundwater investigations on their respective sites. As a result, the Los Angeles RWQCB ordered Aerojet to conduct limited soil gas extraction, which Aerojet is implementing, and to evaluate remedies for perchlorate contamination in soils.

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

     The Cooperating Respondents will also fund operation and maintenance of treatment facilities (not including ordinary operating expenses of the Water Entities, certain costs for replacement water that may be incurred by such Water Entities and related administrative costs, (collectively, “O&M Costs”)). The Cooperating Respondents are required to maintain sufficient financial assurance to cover the estimated O&M Costs for two years. Actual payments for O&M Costs would be made at the start of each three-month period to cover anticipated costs for the succeeding six-month period. When fully constructed, six treatment facilities will be treating in excess of 25,000 gallons per minute for the purposes of ROD implementation and providing a potable water supply. The Project Agreement has a term of 15 years. The Project Agreement also settles the past environmental claims of the Water Entities.

     Aerojet and the other Cooperating Respondents have entered into an interim allocation agreement that establishes the interim payment obligations of Aerojet and the remaining Cooperating Respondents for the costs of the Project Agreement. Aerojet anticipates that the Cooperating Respondents may seek to mediate final allocation, but, if unsuccessful, litigation could occur. Under the interim allocation, Aerojet is responsible for approximately two-thirds of all project costs, pending completion of any allocation proceeding. All project costs are subject to reallocation among the Cooperating Respondents.

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

     Aerojet intends to defend itself vigorously to assure that it is appropriately treated with other PRPs and that costs of any remediation are properly allocated among all PRPs. Aerojet has notified its insurers and is pursuing claims under its insurance policies.

     On November 9, 2001, GenCorp received a General Notice Letter from the EPA asserting that GenCorp is a PRP for the BPOU. This General Notice Letter was received more than ten years after the General Notice given to GenCorp’s subsidiary, Aerojet. The EPA alleged that in the 1940’s and early 1950’s GenCorp, then known as The General Tire & Rubber Company, participated in a joint venture with Aerojet Engineering Corporation, now known as Aerojet-General Corporation, sharing 50 percent of the profits on certain U.S. Navy contracts for JATO rockets and that it had some role in managing the joint venture at the Azusa facility. The EPA is factually incorrect; at all times, Aerojet was the sole party that owned or operated the Azusa site during the early production of the JATO rockets. GenCorp strongly disagrees with the EPA’s PRP designation and plans to resist the designation at every level possible.

     On February 28, 2002, the EPA issued a unilateral First Amended Administrative Order For Remedial Design and Remedial Action (Amended Order) for the BPOU. The Amended Order does not materially alter the obligations of Aerojet under the earlier UAO; however, the Amended Order names GenCorp as a Respondent on the basis of the allegations made in the General Notice Letter. The Amended Order does not require GenCorp to undertake any action unless Aerojet fails to perform its obligations under the UAO. It states that GenCorp is being added to the Amended Order “as a backup” to Aerojet’s performance, and it provides that GenCorp is deemed to be in compliance with the Amended Order on the effective date of the Amended Order. The EPA has not claimed since the effective date that GenCorp has any current obligation under the order. Because GenCorp does not believe it was properly designated a PRP at the site, the Company would contest should the EPA claim action is required.

South El Monte Operable Unit

     On December 21, 2000, Aerojet received an order from the Los Angeles RWQCB requiring a work plan for investigation of Aerojet’s former El Monte facility. On January 22, 2001, Aerojet filed an appeal of the order with the Los Angeles RWQCB asserting selective enforcement. The appeal had been held in abeyance pending negotiations with the Los Angeles RWQCB, but due to a two-year limitation on the abeyance period, the appeal was dismissed without prejudice. In March 2001, Aerojet submitted a limited work plan to the Los Angeles RWQCB. On February 21, 2001, Aerojet received a General Notice Letter from the EPA Region IX naming Aerojet as a PRP to the SEMOU of the San Gabriel Valley Superfund site. Aerojet continues to negotiate with the Los Angeles RWQCB for a limited investigation of this former facility. Aerojet has begun the process of obtaining access agreements should the Los Angeles RWQCB approve Aerojet’s work plan. Because its appeal was dismissed without prejudice, Aerojet may refile its appeal if negotiations with the Los Angeles RWQCB are unsuccessful.

     On April 1, 2002, Aerojet received a special notice letter from the EPA (dated March 28, 2002) that requested Aerojet to enter into negotiations with the EPA regarding the performance of a remedial design and remedial action for the SEMOU. In light of this letter, Aerojet performed a limited site investigation of the East Flair Drive Site. The data collected and summarized in the Field Investigation Report showed that chemicals including TCE and PCE were present in the soil and groundwater at and near the East Flair Drive Site. The Field Investigation Report also showed that the hydraulic gradient at the East Flair Drive Site is oriented toward the northeast. This finding indicates that the site is not a likely source of contamination at the SEMOU, as the ground water flow at the site is away from the SEMOU and not toward it. Given the data indicating that the East Flair Drive Site is not a source of the contamination at the SEMOU, Aerojet requested that the EPA reconsider its issuance of the SEMOU special notice letter.

     To date, Aerojet has not received a response to the Field Investigation Report from the EPA. In early May 2003, Aerojet received a response from the Los Angeles RWQCB and has subsequently held several meetings with the Los Angeles RWQCB regarding the work plan. Aerojet also continues to work cooperatively with the EPA regarding the SEMOU.

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

Environmental Reserves and Estimated Recoveries

(i) Reserves

     The Company periodically conducts complete reexaminations of estimated future remediation costs that could be incurred by the Company. These periodic reexaminations take into consideration the investigative work and analysis of the Company’s engineers, engineering studies performed by outside consultants, and the advice of its legal staff and outside attorneys regarding the status and anticipated results of various administrative and legal proceedings. In most cases only a range of reasonably possible costs can be estimated. In establishing the Company’s reserves, the most probable estimated amount is used when determinable and the minimum is used when no single amount is more probable.

     A summary of the Company’s environmental reserve activity for the six months ended May 31, 2003, is shown below (in millions):

	November 30, 2002	Expenditures	May 31, 2003

Aerojet	$318	$14	$304
Other Sites	22	2	20

Total	$340	$16	$324

(ii) Estimated Recoveries

     Pursuant to a 1997 Agreement in Principle with the U.S. government which was implemented in 1999 (Global Settlement), up to 88 percent of the environmental costs associated with Aerojet’s Sacramento site and its former Azusa site, can be recovered through the establishment of prices for Aerojet’s products and services sold to the U.S. government. The Global Settlement contemplates that the cost sharing ratio will continue for a number of years. The ability of Aerojet to continue recovering these costs from the U.S. government depends on Aerojet’s sustained business volume under U.S. government contracts.

     In conjunction with the sale of a business by Aerojet to Northrop Grumman Corporation (Northrop), Northrop will reimburse Aerojet for 50 percent of environmental expenditures eligible for recovery under the Global Settlement. Amounts reimbursed are subject to annual limitations, with excess amounts carrying over to subsequent periods. As of May 31, 2003, $173 million in potential future reimbursements was available over the remaining life of the agreement.

     Estimated recoveries from the U.S. government and others for environmental remediation costs totaled $220 million at May 31, 2003 and $232 million at November 30, 2002

     The effect of the final resolution of environmental matters and the Company’s obligations for environmental remediation and compliance cannot be accurately predicted due to the uncertainty concerning both the amount and timing of future expenditures. The Company believes, on the basis of presently available information, that the resolution of environmental matters and the Company’s obligations for environmental remediation and compliance will not have a material adverse effect on the Company’s results of operations, liquidity or financial condition. The Company will continue its efforts to mitigate past and future costs through pursuit of claims for recoveries from insurance coverage and other PRPs and continued investigation of new and more cost effective remediation alternatives and associated technologies.

9.	Arrangements with Off-Balance Sheet Risk

     As of May 31, 2003, obligations required to be disclosed in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others consisted of:

–	$55 million in outstanding commercial letters of credit expiring in 2003 and 2004 and securing obligations for environmental remediation, insurance coverage and litigation.

–	Up to $120 million aggregate in guarantees by GenCorp of Aerojet’s obligations to government agencies for environmental remediation activities, subject to partial offsets for other financial assurances provided in conjunction with these obligations. (See Note 8(b).)

–	$36 million in guarantees by GenCorp of bank lines of credit of its subsidiaries.

–	Guarantees, jointly and severally with its subsidiaries, of GenCorp’s obligations under its bank credit agreements. (See Note 7.)

10.	Shareholders’ Equity

     On March 26, 2003, the Company’s Board of Directors declared a quarterly dividend of $0.03 per share on the Company’s $0.10 par value common stock. The dividend was paid on May 30, 2003.

11.	Accumulated Other Comprehensive Income, Net of Income Taxes

     Comprehensive income encompasses net income and other comprehensive income items, which includes all other non-owner transactions and events that change shareholders’ equity. The Company’s other comprehensive income includes the effects of foreign currency translation adjustments and the change in the fair value of interest rate swaps (See Note 7). The components of other comprehensive income and the related income tax effects are presented in the following table:

	Three months ended May 31,		Six months ended May 31,
	2003	2002	2003	2002

	(Millions)		(Millions)
Net income	$10	$6	$13	$9
Other comprehensive income, net of income taxes:
Effects of foreign currency translation adjustments	22	15	40	10
Change in fair value of interest rate swap	(1)	—	(2)	—

Total comprehensive income	$31	$21	$51	$19

12.	Operating Segments and Related Disclosures

     The Company’s continuing operations are organized into three segments based on different products and customer bases: GDX Automotive, Aerospace and Defense, and Fine Chemicals. (See Note 1.)

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

	Three months ended May 31,		Six months ended May 31,
	2003	2002	2003	2002

	(Millions)		(Millions)
Net Sales
GDX Automotive	$214	$209	$405	$399
Aerospace and Defense	84	84	147	138
Fine Chemicals	17	10	34	15

	$315	$303	$586	$552

Income Before Income Taxes
GDX Automotive	$16	$14	$21	$20
Aerospace and Defense	11	14	20	30
Fine Chemicals	4	(1)	6	(4)
Segment unusual items	—	(6)	—	(6)

Segment operating profit	31	21	47	40
Interest expense	(6)	(4)	(11)	(7)
Corporate, other expenses and foreign exchange gains and losses	(10)	(6)	(16)	(15)
Other unusual items	—	(1)	—	(3)

	$15	$10	$20	$15

13.	New Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material effect on the Company’s results of operations, liquidity, or financial condition.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirely, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 is not expected to have a material effect on the Company’s results of operations, liquidity, or financial condition.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS 150 represents a significant change in practice in the accounting for a number of mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company’s results of operations, liquidity, or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, our operating results for interim periods may not be indicative of the results of operations for a full year. This section contains a number of forward-looking statements, all of which are based on current expectations and are subject to risks and uncertainties including those described in this Quarterly Report under the heading “Risk Factors.” Actual results may differ materially. This section should be read in conjunction with the GenCorp Annual Report on Form 10-K for the year ended November 30, 2002, as filed with the United States Securities and Exchange Commission (SEC).

Overview

     GenCorp’s operations are organized into three segments: GDX Automotive, Aerospace and Defense, and Fine Chemicals. The Company’s GDX Automotive segment is a major automotive supplier, engaged in the design, development and manufacture of highly engineered extruded and molded rubber and plastic sealing systems for automotive original equipment manufacturers. The Aerospace and Defense segment includes the operations of Aerojet-General Corporation (Aerojet or AGC) and significant undeveloped real property located in California. Aerojet designs, develops and manufactures space and strategic rocket propulsion and tactical weapons under contracts with the major prime contractors to the U.S. government, the Department of Defense and the National Aeronautics and Space Administration. The Company’s Fine Chemicals segment consists of the operations of Aerojet Fine Chemicals LLC (AFC). AFC manufactures active pharmaceutical ingredients and registered intermediates for pharmaceutical and biotechnology companies.

     In October 2002, Aerojet acquired the assets of the General Dynamics Space Propulsion and Fire Suppression business (Redmond, Washington operations) for $93 million, including transaction costs.

     In May 2003, Aerojet entered into an agreement to acquire substantially all of the assets related to the propulsion business of Atlantic Research Corporation (ARC Propulsion), for $133 million. ARC Propulsion is a developer and manufacturer of advanced solid rocket propulsion systems, gas generators and auxiliary rocket motors for both space and defense applications. Completion of the acquisition is subject to standard regulatory, other government and lender approvals.

Results of Operations

     The following discussion pertains to activity included in the Company’s Unaudited Condensed Consolidated Statements of Income, which are contained in Part I, Item 1 of this report. See Note 12 to the Unaudited Condensed Consolidated Financial Statements for financial results for each of the Company’s operating segments.

     Sales for the second quarter 2003 were $315 million compared to $303 million for the second quarter 2002. Sales for the first six months of 2003 were $586 million compared to $552 million for the first six months of 2002. Sales increases reflect increased volume at Fine Chemicals, favorable currency exchange rates primarily at GDX Automotive and Aerojet’s acquisition of the Redmond operations in October 2002, offset primarily by higher customer pricing concessions and lower sales volume at GDX Automotive.

     Net income was $10 million, or $0.21 per share, in the second quarter 2003 compared to $6 million, or $0.14 per share, in the second quarter 2002. Net income was $13 million, or $0.30 per share for the first six months of 2003 compared to $9 million, or $0.21 per share, for the first six months of 2002. Operating profit improvements from the GDX Automotive and Fine Chemicals segments, were offset by lower income from employee retirement benefit plans and additional interest expense related to Aerojet’s acquisition of the Redmond operations in October 2002.

Results of Operating Segments

GDX Automotive

     GDX Automotive sales for the second quarter 2003 were $214 million compared to $209 million in the second quarter 2002. Sales for the first six months of 2003 were $405 million compared to $399 million in the first six months of 2002. Sales increases reflect the effect of favorable currency exchange rates of $23 million in the second quarter 2003 and $39 million for the first six months of 2003, offset in part by lower volumes and pricing concessions to major customers.

     Operating profit for the second quarter 2003 was $16 million compared to $14 million in the second quarter 2002. Profit improvements from operating efficiencies, and favorable foreign currency rate effects of $2 million in the first quarter 2003 were offset in part by price concessions to major customers of $5 million, reduced income from employee retirement benefit plans of $2 million, and lower sales volumes. Operating profit for the first six months of 2003 was $21 million compared to $20 million in the first six months of 2002. Profit improvements from operating efficiencies, and favorable exchange rate effects of $3 million in the first six months of 2003 were offset in part by price concessions to major customers of $9 million, reduced income from employee retirement benefit plans of $4 million and lower sales volumes.

Aerospace and Defense

     Aerospace and Defense sales for the second quarter 2003 were $84 million, unchanged from the second quarter 2002. Sales for the first six months of 2003 were $147 million compared to $138 million for the first six months of 2002. Contributing to the results for the second quarter 2003 and first six months of 2003 as compared to the same period in 2002, were sales from the

Redmond, Washington operations of $14 million for the second quarter 2003 and $26 million for the first six months of 2003, increased volumes on programs for liquid and solid systems for missile defense applications, the Boeing HyFly program and deliveries under the Atlas V program. These increases were offset by programs which were substantially completed in the second quarter 2002, including the NASA X-38 De-Orbit Propulsion Stage and the COBRA booster engine, and lower sales volumes on various other programs.

     Operating profit was $11 million for the second quarter 2003 compared to $14 million in the second quarter 2002. For the first six months of 2003, operating profit was $20 million compared to $30 million for the first six months of 2002. Operating profits were lower due primarily to reductions in income from employee retirement benefit plans ($5 million for the second quarter of 2003 and $10 million for the first six months of 2003). Also impacting profits were contributions from the Redmond, Washington operations, increased sales volumes on programs for liquid and solid systems for missile defense applications, and decreased profit contributions from other programs.

     Aerojet recorded an unusual charge of $6 million in the second quarter 2002 representing the final purchase price adjustment on the 2001 sale of its EIS business.

     Contract backlog was $713 million as of May 31, 2003 compared to $773 million as of November 30, 2002. Funded backlog, which includes only those contracts for which money has been directly authorized by the U.S. Congress, or for which a firm purchase order has been received by a commercial customer, was $344 million as of May 31, 2003 compared to $416 million as of November 30, 2002. Funding for the Titan program was restructured in the first quarter of 2003, reducing funded backlog by $58 million. Aerojet expects this funding to be incrementally restored in future years.

Fine Chemicals

     Fine Chemicals sales for the second quarter 2003 were $17 million compared to $10 million in the second quarter 2002. Sales for the first six months of 2003 were $34 million compared to $15 million in the first six months of 2002. As a contract manufacturer and ingredient supplier to pharmaceutical and biotechnology companies, AFC’s sales trends reflect, to a large extent, increasing demand for its customers’ end products.

     Operating profit for the second quarter 2003 was $4 million, compared to a loss of $1 million in the second quarter 2002. For the first six months of 2003, operating profit was $6 million, compared to a loss of $4 million in the first six months of 2002. The significant improvement in Fine Chemicals’ operating profit reflects higher sales volumes, operational improvements and higher capacity utilization. While the outlook for the Fine Chemicals business remains favorable, operating margins for the rest of the year are expected to decline from the first half of 2003 due primarily to changes in product mix.

Interest and Other Expenses

     Interest expense increased to $6 million in the second quarter 2003 from $4 million in the second quarter 2002. Interest expense for the first six months of 2003 increased to $11 million from $7 million in the first six months of 2002. The increase is due primarily to additional debt incurred for the acquisition of the Redmond, Washington operations in October 2002.

     Corporate and other expenses increased to $10 million in the second quarter 2003 from $6 million in the second quarter 2002. The overall increase reflects lower income from employee retirement benefit plans of $2 million and increases in professional service fees and compensation costs. Corporate and other expenses increased to $16 million in the first six months of 2003 from $15 million in the first six months of 2002. Corporate and other expenses in the first six months of 2003 reflect foreign currency gains of $4 million, lower income from employee retirement benefit plans of $5 million and increased professional service fees and compensation costs. Corporate and other expenses in 2002 included $6 million in costs for a special accounting review.

Environmental Matters

     GenCorp’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes a significant amount of resources and management attention to environmental matters and actively manages its ongoing processes to comply with extensive environmental laws and regulations. GenCorp is involved in the remediation of environmental conditions that resulted from generally accepted manufacturing and disposal practices in the 1950’s and 1960’s followed at certain of the Company’s plants. In addition, the Company has been designated a PRP with other companies at third party sites undergoing investigation and remediation.

     The nature of environmental investigation and cleanup activities often makes it difficult to determine the timing and amount of any estimated future costs that may be required for remediation measures. These matters are reviewed and costs associated with the environmental remediation are accrued when it becomes probable that a liability has been incurred and the amount of the Company’s liability can be reasonably estimated. The Company’s Unaudited Condensed Consolidated Balance Sheet (which is included in Part I, Item 1 of this report) as of May 31, 2003 reflects accrued liabilities of $324 million and amounts recoverable of $220 million from the U.S. government and other third parties for such costs. Pursuant to U.S. government procurement regulations and an agreement with the U.S. government covering environmental contamination at Aerojet’s Sacramento and former Azusa, California sites, Aerojet can recover a substantial portion of its environmental remediation costs through the establishment of prices for Aerojet’s products and services sold to the U.S. government. The ability of Aerojet to continue recovering these costs from the U.S. government depends on Aerojet’s sustained business volume under U.S. government contracts and programs and, to a certain extent, the availability of reimbursements under the agreement with Northrop.

     The effect of the final resolution of environmental matters and the Company’s obligations for environmental remediation and compliance cannot be predicted due to the uncertainty concerning both the amount and timing of future expenditures due to regulatory or technological changes. However, the Company believes, on the basis of presently available information, that the resolution of environmental matters and the Company’s obligations for environmental remediation and compliance will not have a material adverse effect on the Company’s results of operations, liquidity or financial condition. The Company will continue its efforts to mitigate past and future costs through pursuit of claims for recoveries from insurance coverage and other PRPs and continued investigation of new and more cost effective remediation alternatives and associated technologies.

     For additional discussion of environmental and related legal matters, see Notes 8(a) and 8(b) in Notes to Unaudited Condensed Consolidated Financial Statements.

Key Accounting Policies and Estimates

     The Company prepares its financial statements in accordance with accounting principles generally accepted in the U.S. (GAAP). The preparation of financial statements in accordance with GAAP requires the use of estimates, assumptions, judgments and interpretations that can affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities and other supplemental disclosures. Estimates have been prepared on the basis of the most current and best available information, and actual results could differ materially from those estimates. The areas most affected by the Company’s accounting policies and estimates are revenue recognition/long-term contracts, goodwill and intangible assets, employee retirement and post retirement benefit plans, litigation, environmental remediation costs and income taxes. There have been no significant changes in the Company’s key accounting policies during the first six months of 2003.

New Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material effect on the Company’s results of operations, liquidity, or financial condition.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirely, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 49 is not expected to have a material effect on the Company’s results of operations, liquidity, or financial condition.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS 150 represents a significant change in practice in the accounting for a number of mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company’s results of operations, liquidity, or financial condition.

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

     Net cash used in operating activities

     The Company used cash of $1 million for operating activities for the first six months of 2003 compared to $40 million in the first six months of 2002. The improvement reflected improved earnings from the business segments as compared to the same period in 2002 and lower working capital requirements primarily in our Aerospace and Defense segment.

     Net cash used in investing activities

     The Company used $14 million in cash for investing activities for the first six months of 2003 compared to $20 million used for the comparable period in 2002. Capital expenditures totaled $21 million for the first six months of 2003 and $14 million for the first six months of 2002. The Company’s capital expenditures directly support the Company’s contract and customer requirements and are primarily made for asset replacement and capacity expansion, cost reduction initiatives and safety and productivity improvements. Investing activities in the first six months of 2003 included a cash inflow of $7 million from the sale of GDX Automotive assets and operations in Viersen, Germany. Investing activities for the first six months of 2002 included a net cash outflow of approximately $8 million related to the Company’s reacquisition of the minority interest in AFC.

     Net cash provided by financing activities

     Net cash provided by financing activities for the first six months of 2003 was $8 million compared with $51 million for the first six months of 2002. Cash flow from financing activities in both periods relates primarily to activities involving the Company’s bank credit agreements, net of repayments. The Company paid dividends of $3 million in both periods presented.

     In March 2003, one of the Company’s European subsidiaries entered into a $25 million credit facility to provide working capital for its European operations. As of May 31, 2003, $9 million was outstanding under this credit facility.

     On February 28, 2002 the Company amended its bank credit agreements to provide an additional $25 million term loan (Term Loan C).

     On April 5 and April 17, 2002, GenCorp sold $150 million aggregate principal amount of its Convertible Subordinated Notes due 2007 in a private placement. The net proceeds of the offering were approximately $144 million. The Company used approximately $25 million of the net proceeds to repay in full Term Loan C and does not have the ability to re-borrow these funds. The Company also used approximately $119 million to repay outstanding debt under the revolving credit facility. Amounts repaid against the outstanding debt under the revolving credit facility may be reborrowed at any time or from time to time and may be used for any purpose, subject to the limits contained in the Company’s bank credit agreements.

     Looking ahead

     At May 31, 2003 and November 30, 2002, cash and cash equivalents totaled $46 million and $48 million, respectively, and availability under our credit facilities totaled $58 million and $42 million, respectively. The Company also maintains the ability to offer an aggregate of $300 million in debt, equity or other securities under a U.S. Securities and Exchange Commission (SEC) shelf registration statement.

     The Company currently believes that its existing cash and cash equivalents, forecasted operating cash flows for the next twelve months, and borrowings available under its credit facilities will provide sufficient funds to meet its operating plan for the next twelve months. The operating plan for this period provides for full operation of the Company’s business, interest and principal payments on the Company’s debt and anticipated dividend payments.

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

     Major factors that could adversely impact the Company’s forecasted operating cash and its financial condition are described in “Forward-Looking Statements” below. In addition, the Company’s liquidity and financial condition will continue to be affected by changes in prevailing interest rates on the portion of debt that bears interest at variable interest rates.

Outlook

     As discussed under “Forward-Looking Statements” following this section, statements contained herein involve certain risks, estimates, assumptions and uncertainties with respect to future sales and activity levels, cash flows, contract performance, the outcome of contingencies including environmental remediation and anticipated costs of capital. These statements do not include the potential impact of any mergers, acquisitions, asset sales, or other strategic transactions that may be completed after May 31, 2003. Some of the important factors that could cause the Company’s actual results or outcomes to differ from those discussed herein are listed under “Forward-Looking Statements.”

     The Company has previously stated that it expects earnings per share for 2003, before the effect of the ARC Propulsion acquisition, which is still subject to regulatory approvals, to be in the range of $0.41 to $0.46 per share. The Company reaffirms its earnings outlook with a bias toward the upper end of the range and expects earnings for the third quarter 2003 to be in the range of $0.04 to $0.06 per share. While the outlook for the Fine Chemicals business remains favorable, operating margins for the rest of the year are expected to decline from the first half of 2003 due primarily to changes in product mix. Projected third quarter results reflect the expected effect of seasonally lower operating profits from the Company’s GDX Automotive segment.

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

Risk Factors

     A variety of factors could cause actual results or outcomes to differ materially from those expected by the Company and expressed in the Company’s forward-looking statements. Some important risk factors that could cause the Company’s actual results or outcomes to differ from those expressed in its forward-looking statements include, but are not limited to, the following:

•	Legal and regulatory developments that may have an adverse impact on the Company or its segments. For example:

–	The Company’s operations and financial condition could be adversely impacted if the judgment order in the amount of approximately $29 million entered November 21, 2002 against GenCorp in GenCorp Inc. v Olin Corporation (U.S. District Court for the Northern District of Ohio, Eastern Division) is upheld on appeal and the offsets to which the Company believes it is entitled are not realized;

–	Restrictions on real estate development that could delay the Company’s proposed real estate development activities;

–	A change in toxic tort or asbestos litigation trends that is adverse to the Company;

–	Changes in international tax laws or currency controls.

(list continued on following page)

(list continued from previous page)

•	Changes in Company-wide or business segment strategies, which may result in changes in the types or mix of business in which the Company is involved or chooses to invest.

•	Changes in U.S., global or regional economic conditions, which may affect, among other things, 1) consumer spending on new vehicles which could reduce demand for products from the GDX Automotive segment, 2) customer funding for the purchase of Aerospace and Defense products which may impact the segment’s business base and, as a result, impact its ability to recover environmental costs, 3) health care spending and demand for the pharmaceutical ingredients produced by Fine Chemicals, 4) the Company’s ability to successfully complete its real estate activities, and 5) the funded status and costs related to employee retirement benefit plans.

•	As a defense contractor, the Company’s Aerospace and Defense segment is subject to certain risks, including:

–	The right of the U.S. government to terminate any contract for convenience;

–	Modification or termination of U.S. government contracts due to lack of congressional funding;

–	Successful bids for new programs, the exercise of contract options or follow-on contracts cannot be assured in light of the competitive bidding atmosphere under which most contracts are awarded.

•	Changes in U.S. and global financial markets, including market disruptions, and significant currency or interest rate fluctuations, may impede the Company’s access to, or increase the cost of, external financing for its operations and investments and/or materially affect results of operations and cash flows.

•	Increased competitive pressures, both domestically and internationally, which may, among other things, affect the performance of the Company’s businesses. For example, the automotive industry is increasingly outsourcing the production of key vehicle sub-assemblies. Accordingly, industry suppliers, such as the Company’s GDX Automotive segment, will need to demonstrate the ability to be a reliable supplier of integrated components to maintain and expand their market share.

•	Labor disputes, which may lead to increased costs or disruption of operations in the Company’s GDX Automotive, Aerospace and Defense and Fine Chemicals segments.

•	Changes in product mix, which may affect automotive vehicle preferences and demand for the Company’s GDX Automotive segment’s products.

(list continued on following page)

(list continued from previous page)

•	Technological developments or patent infringement claims which may impact the use of critical technologies in the Company’s GDX Automotive, Aerospace and Defense and Fine Chemicals segments leading to reduced sales and/or increased costs.

•	An unexpected adverse result or required cash outlay in the toxic tort cases, environmental proceedings or other litigation, or change in proceedings or investigations pending against the Company.

     These and other factors are described in more detail in the Company’s Annual Report on Form 10-K for the year ended November 30, 2002, and its subsequent filings with the Securities and Exchange Commission. Additional risks may be described from time-to-time in future filings with the U.S. Securities and Exchange Commission. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results, and may be beyond the Company’s control.

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

Interest Rate Risk

     The Company uses interest rate swaps and a combination of fixed and variable rate debt to reduce its exposures to interest rate risk. The Company entered into interest rate swap agreements, effective January 10, 2003, on $100 million of its variable-rate debt (see Note 7 in Notes to Unaudited Condensed Consolidated Financial Statements). The remaining variable-rate debt under the Company’s bank credit agreements of approximately $121 million is subject to fluctuations in market interest rates. A one-percentage point increase in interest rates on the unhedged variable-rate debt as of May 31, 2003, would decrease annual pretax income by $1 million.

Foreign Currency Exchange Risk

     The Company periodically uses foreign currency forward contracts to reduce its exposure to exchange rate fluctuations on intercompany loans denominated in foreign currencies. In the second quarter of 2003, the Company entered into three foreign currency forward contracts. Two of the contracts totaling 15 million Euro matured in April. As of May 31, 2003, the Company has one forward contract outstanding totaling 7 million Euro which matures November 28, 2003. Forward contracts are marked-to-market each period and unrealized gains or losses are included in other income and expense. The unrealized loss on the outstanding forward contract was not material to the Company’s consolidated financial statements. The remaining foreign currency denominated debt is not material to the Company’s consolidated financial statements.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     Except as disclosed in Note 8(a) and Note 8(b) in Part I and incorporated herein by reference, there have been no significant developments in the pending legal proceedings as previously reported in the Annual Report of GenCorp Inc. to the SEC on Form 10-K for the year ended November 30, 2002. Reference is made to Item 3, Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended November 30, 2002 and to Part II, Item 1, Legal Proceedings in our Quarterly Report on Form 10-Q for the quarter ended February 28, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

     At the Company’s Annual Meeting of Shareholders on March 26, 2003, holders of GenCorp Common Stock elected J. Gary Cooper, James M. Osterhoff, and Steven G. Rothmeier as directors to serve three-year terms expiring in 2006. Previously, James J. Didion, William K. Hall and Dr. Sheila E. Widnall were elected as directors and Terry L. Hall was appointed to serve three-year terms that continue until March 2005 and J. Robert Anderson, Irving Gutin, and Robert A. Wolfe were elected as directors to serve three-year terms that continue until March 2004.

     Shareholders also ratified the Board of Directors’ appointment of Ernst & Young LLP as the Company’s independent auditors for 2003.

     Following is the final result of the votes cast:

     A) Election of Directors:

			Broker
Nominee	For	Withheld	Nonvotes	Total

J. Gary Cooper	37,833,347	1,470,861	—	39,304,208
James M. Osterhoff	37,811,376	1,492,832	—	39,304,208
Steven G. Rothmeier	37,860,511	1,443,697	—	39,304,208

     B) Ratification of the Board of Directors’ appointment of Ernst & Young LLP as independent auditors:

For: 37,953,873	Against: 1,158,331	Abstain: 192,004	Broker Nonvotes: -0-

Item 6. Exhibits and Reports on Form 8-K

     A) Exhibits

No.	Description

10.1	Purchase Agreement By and Between Atlantic Research Corporation and Aerojet-General Corporation dated May 2, 2003.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     B) Reports on Form 8-K

     On May 5, 2003, the Company filed a Form 8-K under Item 5 thereof incorporating its press release dated May 5, 2003 in which the Company announced GenCorp’s Aerojet-General Corporation subsidiary had signed an agreement to acquire substantially all of the assets related to the propulsion business of Sequa’s Atlantic Research Corporation subsidiary (ARC), as well as the shares of ARC UK Limited.

     On June 27, 2003, the Company filed a Form 8-K under Item 9 thereof incorporating its press release dated June 26, 2003 in which the Company announced second quarter 2003 earnings of $10 million, or $0.21 per share, compared to $6 million or $0.14 per share for the second quarter 2002. In accordance with interim guidance issued by the Securities and Exchange Commission on March 27, 2003, the information in the Form 8-K, which the Company intended to furnish under Item 12, was furnished under Item 9.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GenCorp Inc.

Date: July 8, 2003	By:	/s/ Terry L. Hall

Terry L. Hall President and Chief Executive Officer

Date: July 8, 2003	By:	/s/ Yasmin R. Seyal

Yasmin R. Seyal Senior Vice President, Chief Financial Officer and Principal Accounting Officer

CERTIFICATIONS

I, Terry L. Hall, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of GenCorp Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: July 8, 2003

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

Date: July 8, 2003

/s/ Yasmin R. Seyal

Yasmin R. Seyal Senior Vice President, Chief Financial Officer and Principal Accounting Officer