Form 10-Q
period 2003-08-31
GENCORP INC
filed 2003-10-15
CIK 40888

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: AUGUST 31, 2003

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

     As of September 30, 2003, there were 43,989,168 outstanding shares of the Company's Common Stock, $0.10 par value.

================================================================================

                                  GENCORP INC.

                          QUARTERLY REPORT ON FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2003

                                TABLE OF CONTENTS

    ITEM
   NUMBER                                                                   PAGE
                         PART I - FINANCIAL INFORMATION

     1     Financial Statements............................................    1

     2     Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................   33

     3     Quantitative and Qualitative Disclosures About Market Risk......   43

     4     Controls and Procedures.........................................   43




                           PART II - OTHER INFORMATION

     1     Legal Proceedings...............................................   43

     6     Exhibits and Reports on Form 8-K................................   43


                                   SIGNATURES

           Signatures......................................................   46

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                  GENCORP INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                       THREE MONTHS ENDED       NINE  MONTHS ENDED
                                                           AUGUST 31,                AUGUST 31,
                                                      -------------------      -------------------
                                                       2003         2002        2002         2003
                                                      ------       ------      ------       ------
                                                        (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
NET SALES ......................................      $  283       $  266      $  869       $  818

COSTS AND EXPENSES

Cost of products sold ..........................         237          216         719          670
Selling, general and administrative ............          22           16          61           45
Depreciation and amortization ..................          21           18          58           50
Interest expense ...............................           6            4          17           11
Other (income) expense, net ....................           2           --          (1)           6
Unusual items, net .............................           2           --           2            9
                                                      ------       ------      ------       ------

INCOME (LOSS) BEFORE INCOME TAXES ..............          (7)          12          13           27
Income tax provision (benefit) .................          (4)           4           3           10
                                                      ------       ------      ------       ------

NET INCOME (LOSS) ..............................      $   (3)      $    8      $   10       $   17
                                                      ======       ======      ======       ======


EARNINGS (LOSS) PER SHARE OF COMMON STOCK

Basic ..........................................      $(0.07)      $ 0.19      $ 0.23       $ 0.40
                                                      ======       ======      ======       ======
Diluted ........................................      $(0.07)      $ 0.19      $ 0.23       $ 0.40
                                                      ======       ======      ======       ======

Weighted average shares of common stock
   outstanding .................................        43.5         42.9        43.2         42.8
                                                      ======       ======      ======       ======

Weighted average shares of common stock
   outstanding, assuming dilution ..............        43.5         51.4        43.3         43.2
                                                      ======       ======      ======       ======


DIVIDENDS DECLARED PER SHARE OF COMMON STOCK ...      $ 0.03       $ 0.03      $ 0.09       $ 0.09
                                                      ======       ======      ======       ======

       See Notes to Unaudited Condensed Consolidated Financial Statements.

                                  GENCORP INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          AUGUST 31,     NOVEMBER 30,
                                                                                             2003            2002
                                                                                          ---------      -----------
                                                                                          (DOLLARS IN MILLIONS)
CURRENT ASSETS

Cash and cash equivalents.............................................................    $      61       $     48
Accounts receivable...................................................................          113            139
Inventories, net......................................................................          183            167
Recoverable from the U.S. Government and other third parties for
   environmental remediation .........................................................           24             24
Prepaid expenses and other............................................................           12              5
                                                                                          ---------       --------
        Total Current Assets..........................................................          393            383

NONCURRENT ASSETS

Restricted cash.......................................................................           95             -
Property, plant and equipment, net....................................................          473            481
Recoverable from the U.S. Government and other third parties for
   environmental remediation .........................................................          192            208
Deferred income taxes.................................................................           -               9
Prepaid pension asset.................................................................          349            337
Goodwill, net.........................................................................          132            126
Other noncurrent assets, net..........................................................          103             92
                                                                                          ---------       --------
        Total Assets..................................................................    $   1,737       $  1,636
                                                                                          =========       ========

CURRENT LIABILITIES

Short-term borrowings and current portion of long-term debt...........................    $      44       $     22
Accounts payable......................................................................           77             89
Reserves for environmental remediation................................................           39             39
Income taxes payable..................................................................           15             22
Current deferred income taxes ........................................................           -               1
Other current liabilities.............................................................          200            200
                                                                                          ---------       --------
        Total Current Liabilities.....................................................          375            373

NONCURRENT LIABILITIES

Other long-term debt, net of current portion..........................................          161            215
Convertible subordinated notes........................................................          150            150
Senior subordinated notes.............................................................          150             -
Reserves for environmental remediation................................................          278            301
Postretirement benefits other than pensions...........................................          165            176
Other noncurrent liabilities..........................................................           65             61
                                                                                          ---------       --------
        Total Noncurrent Liabilities..................................................          969            903

COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY

Preference stock, par value of $1.00 per share; 15.0 million shares authorized;
   none issued or outstanding.........................................................           -              -
Common stock, par value of $0.10 per share; 150.0 million shares authorized;
   44.1 million shares issued, 43.6 million shares outstanding as of August 31,
   2003 (43.5 million shares issued, 43.0 million shares outstanding as of
   November 30, 2002).................................................................            4              4
Other capital.........................................................................           17             13
Retained earnings.....................................................................          362            356
Accumulated other comprehensive income (loss), net of income taxes....................           10            (13)
                                                                                          ---------       --------
        Total Shareholders' Equity....................................................          393            360
                                                                                          ---------       --------
        Total Liabilities and Shareholders' Equity....................................    $   1,737       $  1,636
                                                                                          =========       ========

       See Notes to Unaudited Condensed Consolidated Financial Statements.

                                  GENCORP INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                                AUGUST 31,
                                                                                             2003         2002
                                                                                          ----------    --------
                                                                                          (DOLLARS IN MILLIONS)

OPERATING ACTIVITIES

Net income............................................................................    $      10     $     17
Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
      Net loss related to reacquisition of minority ownership interest
        in subsidiary.................................................................          -              2
      Gain on sale of property, plant and equipment...................................          (10)         -
      Foreign exchange gain...........................................................           (2)         -
      Depreciation and amortization...................................................           58           50
      Deferred income taxes...........................................................            8           15
      Changes in assets and liabilities, net of effects of
        acquisitions of businesses:
           Current assets.............................................................           12           36
           Noncurrent assets..........................................................           (2)        (112)
           Current liabilities........................................................          (34)        (101)
           Noncurrent liabilities.....................................................          (33)          53
                                                                                          ----------    --------
               Net Cash Provided by (Used in) Operating Activities....................            7          (40)

INVESTING ACTIVITIES

Capital expenditures..................................................................          (36)         (31)
Restricted cash.......................................................................          (95)          -
Proceeds from sale of property, plant and equipment...................................           20            4
Acquisition of businesses, net of cash acquired.......................................           -            (8)
                                                                                          ----------    ---------
               Net Cash Used in Investing Activities..................................         (111)         (35)

FINANCING ACTIVITIES

Proceeds from issuance of subordinated notes..........................................          150          150
Repayments on revolving credit facility, net..........................................          (45)         (60)
Net short-term debt (repaid) incurred.................................................           21           (6)
Proceeds from the issuance of long-term debt..........................................            6           25
Repayments of long-term debt..........................................................          (14)         (37)
Debt issuance costs...................................................................           (5)          (6)
Dividends paid........................................................................           (4)          (4)
Other equity transactions.............................................................            4            4
                                                                                          ---------     --------
               Net Cash Provided by Financing Activities..............................          113           66
                                                                                          ---------     --------

Effect of exchange rate fluctuations on cash and cash equivalents.....................            4            2
                                                                                          ---------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................................           13           (7)
Cash and Cash Equivalents at Beginning of Period......................................           48           44
                                                                                          ---------     --------
Cash and Cash Equivalents at End of Period............................................    $      61     $     37
                                                                                          =========     ========

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

     In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. During the third quarter of 2003, the Company's GDX Automotive recorded a $3 million charge related to the correction of accounting for certain customer pricing allowances and vendor rebates, which individually and in the aggregate, were not material to the periods in which they were initially recorded. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, operating results for interim periods may not be indicative of the results of operations for a full year.

     Certain reclassifications have been made to financial information for prior periods to conform to the current period presentation.

     GenCorp is a multinational manufacturing and engineering company operating primarily in North America and Europe. The Company's operations are organized into three segments: GDX Automotive, Aerospace and Defense, and Fine Chemicals. The Company's GDX Automotive segment is a major automotive supplier, engaged in the development and manufacture of highly engineered extruded and molded rubber and plastic sealing systems for automotive original equipment manufacturers.

     The Aerospace and Defense segment includes the operations of Aerojet-General Corporation (Aerojet or AGC) and development activities related to real property located in California. Aerojet designs, develops and manufactures space and strategic rocket propulsion and tactical weapons under contracts with the major prime contractors to the U.S. government, the Department of Defense and the National Aeronautics and Space Administration. In October 2002, Aerojet acquired the assets of the General Dynamics Space Propulsion and Fire Suppression business for $93 million, including transaction costs.

     In May 2003, Aerojet entered into an agreement to acquire substantially all of the assets related to the propulsion business of Atlantic Research Corporation (ARC Propulsion), for $133 million plus transaction costs. ARC Propulsion is a developer and manufacturer of advanced solid rocket propulsion systems, gas generators and auxiliary rocket motors for both space and defense applications. Aerojet expects to receive regulatory approval and complete its acquisition of ARC Propulsion in October 2003. The acquisition will be funded with the proceeds of the $150 million senior subordinated notes offering completed in August 2003 (Note 7), a portion of the proceeds of which were used to temporarily repay borrowings under the Company's revolving credit facility pending completion of the acquisition.

     The Company's Fine Chemicals segment consists of the operations of Aerojet Fine Chemicals LLC (AFC). AFC manufactures active pharmaceutical ingredients and registered intermediates for pharmaceutical and biotechnology companies. Information on the Company's operations by segment is provided in Note 12.

2.   EARNINGS (LOSS) PER SHARE OF COMMON STOCK

     A reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share of common stock (EPS) is presented in the following table (dollars in millions, except per share amounts; shares in thousands):

                                                        THREE MONTHS ENDED AUGUST  31,     NINE  MONTHS ENDED AUGUST 31,
                                                          2003                 2002          2003                2002
                                                        --------             --------      --------            --------
NUMERATOR FOR BASIC EPS

    Net income (loss) ............................      $     (3)            $      8      $     10            $     17
                                                        ========             ========      ========            ========

NUMERATOR FOR DILUTED EPS

    Net income (loss) ............................      $     (3)            $      8      $     10            $     17
    Interest on convertible notes ................            --                    1            --                  --
                                                        --------             --------      --------            --------
                                                        $     (3)            $      9      $     10            $     17
                                                        ========             ========      ========            ========

DENOMINATOR FOR BASIC EPS
    Weighted average shares of common stock
          outstanding ............................        43,478               42,919        43,234              42,788
                                                        ========             ========      ========            ========

DENOMINATOR FOR DILUTED EPS
    Weighted average shares of common stock
          outstanding ............................        43,478               42,919        43,234              42,788
    Employee stock options .......................            --                  320            41                 410
    Convertible notes ............................            --                8,143            --                  --
    Other ........................................            --                   --             2                  --
                                                        --------             --------      --------            --------
                                                          43,478               51,382        43,277              43,198
                                                        ========             ========      ========            ========

BASIC EPS ........................................      $  (0.07)            $   0.19      $   0.23            $   0.40
                                                        ========             ========      ========            ========
DILUTED EPS ......................................      $  (0.07)            $   0.19      $   0.23            $   0.40
                                                        ========             ========      ========            ========

     The effect of the conversion of the Company's $150 million convertible subordinated notes into common stock was not included in the computation of diluted earnings per share for the nine months ended August 31, 2002 and the three and nine months ended August 31, 2003 because the effect would be antidilutive for these periods. These notes are convertible at an initial conversion rate of 54.29 shares per $1,000 principal amount outstanding. Potentially dilutive securities not included in the diluted EPS calculation because they would be antidilutive include employee stock options of 3,644,518 and 740,584 for the three months ended August 31, 2003 and 2002, respectively, and 2,947,089 and 639,614 employee stock options for the nine months ended August 31, 2003 and 2002, respectively.

3.   STOCK BASED COMPENSATION

     As permitted by Statement of Financial Accounting Standards No. 123 (SFAS
123), Accounting for Stock-Based Compensation and Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation
- Transition and Disclosure, the Company applies the existing accounting rules under APB Opinion No. 25, Accounting for Stock Issued to Employees, which provides that no compensation expense is charged for options granted at an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans using market-based option valuation models, net income (loss) and the effect on net income (loss) per share would have been as follows (dollars in millions, except per share amounts):

                                                             THREE  MONTHS ENDED AUGUST 31,       NINE  MONTHS ENDED AUGUST 31,
                                                                 2003              2002              2003              2002
                                                            ------------       ------------      ------------      ------------
  Net income (loss), as reported .....................      $         (3)      $          8      $         10      $         17
  Add: Stock based compensation expense

      reported, net of related tax effects ...........                --                  1                --                 1
  Deduct: Stock based compensation expense
      determined under fair value based method
      for all awards, net of related tax effects .....                --                 (1)               (1)               (2)
                                                            ------------       ------------      ------------      ------------
  Net income (loss), pro forma .......................      $         (3)      $          8      $          9      $         16
                                                            ============       ============      ============      ============

As reported

  Basic ..............................................      $      (0.07)      $       0.19      $       0.23      $       0.40
                                                            ============       ============      ============      ============
  Diluted ............................................      $      (0.07)      $       0.19      $       0.23      $       0.40
                                                            ============       ============      ============      ============
Pro forma

  Basic ..............................................      $      (0.07)      $       0.18      $       0.21      $       0.39
                                                            ============       ============      ============      ============
  Diluted ............................................      $      (0.07)      $       0.18      $       0.21      $       0.38
                                                            ============       ============      ============      ============

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the input assumptions can materially affect the fair value estimate, it is the Company's opinion that the existing models do not necessarily provide a reliable single measure of the fair value of the employee stock options.

4.   INVENTORIES

                                                       AUGUST 31,   NOVEMBER 30,
                                                         2003          2002
                                                       ---------    -----------
                                                             (MILLIONS)

     Raw materials and supplies.....................   $      32     $     32
     Work-in-process................................          19           16
     Finished goods.................................          13           15
                                                       ---------     --------
     Approximate replacement cost of inventories....          64           63
     LIFO reserves..................................          (4)          (4)
                                                       ---------     --------
                                                              60           59
     Long-term contracts at average cost............         180          164
     Progress payments..............................         (57)         (56)
                                                       ---------     --------
         Inventories................................   $     183     $    167
                                                       =========     ========


5.   PROPERTY, PLANT AND EQUIPMENT

                                                       AUGUST 31,   NOVEMBER 30,
                                                          2003         2002
                                                       ---------    -----------
                                                             (MILLIONS)
     Land...........................................   $      50     $     50
     Buildings and improvements.....................         281          299
     Machinery and equipment........................         744          708
     Construction-in-progress.......................          43           23
                                                       ---------     --------
                                                           1,118        1,080
     Less: accumulated depreciation.................        (645)        (599)
                                                       ---------     --------
         Total property, plant and equipment, net...   $     473     $    481
                                                       =========     ========


6.   OTHER CURRENT LIABILITIES

                                                       AUGUST 31,   NOVEMBER 30,
                                                          2003         2002
                                                       ---------    -----------
                                                             (MILLIONS)
     Accrued liabilities for goods and services.....   $      83     $     95
     Advanced payments on contracts.................           8            6
     Accrued compensation and employee benefits.....          34           37
     Other postretirement benefits..................          29           29
     Other..........................................          46           33
                                                       ---------     --------
         Total other current liabilities............   $     200     $    200
                                                       =========     ========

7. LONG-TERM DEBT

                                                     AUGUST 31,     NOVEMBER 30,
                                                        2003            2002
                                                        ----            ----
                                                             (MILLIONS)
     Senior credit facility:
         Revolving credit facility .............       $  --           $  45
         Term loan A ...........................          57              71
         Term loan B ...........................         114             115
     Senior subordinated notes .................         150              --
     Convertible subordinated notes ............         150             150
     Other .....................................          34               6
                                                       -----           -----
          Total debt ...........................         505             387
     Less: amounts due within one year .........         (44)            (22)
                                                       -----           -----
         Long-term debt ........................       $ 461           $ 365
                                                       =====           =====

     As of August 31, 2003, the borrowing limit under the revolving credit facility was $137 million. As of August 31, 2003, the Company had no borrowings outstanding and had letters of credit outstanding of $55 million. The Company has borrowing capability totaling $34 million on additional credit facilities in Europe and Canada, under which $19 million was outstanding as of August 31, 2003 (included in other debt in the table above). Availability under the Company's various credit facilities totaled $97 million as of August 31, 2003.

     The average interest rate on the outstanding balance of long-term debt was
6.6 percent. As of August 31, 2003, the Company was in compliance with its debt covenants.

     On August 11, 2003, the Company sold $150 million aggregate principal amount of senior subordinated notes due August 2013 in a private placement pursuant to Rule 144A under the Securities Act of 1933. Interest on the senior subordinated notes accrues at a rate of 9-1/2% per annum and is payable on August 15 and February 15, beginning February 15, 2004. All or any portion of the senior subordinated notes may be redeemed by the Company on or after August 15, 2008 at redemption prices beginning at 104.75% and reducing to 100.00% by 2011. The senior subordinated notes are unsecured and subordinated to all of the Company's existing and future senior indebtedness, including borrowings under its senior credit facility. The terms of the senior subordinated notes include certain restrictive covenants, that, among other things, limit the incurrence of additional indebtedness, certain restricted payments, asset sales, stock dividends, investments and mergers and consolidations. The senior subordinated notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis by the Company's material domestic subsidiaries.

     In connection with the issuance of the senior subordinated notes and the ARC Propulsion acquisition, the Company obtained the consent of lenders to an amendment and waiver under its senior credit facility. The amendment and waiver, among other things, permitted the issuance of the senior subordinated notes and, subject to certain limitations, provides for use of the proceeds to finance the purchase price of the ARC acquisition. The amendment and waiver also amended certain of the financial and other covenants contained in the senior credit facility to account for the ARC Propulsion acquisition and the additional indebtedness represented by the senior subordinated notes issued in connection with this acquisition. After the issuance of the senior subordinated notes, the Company obtained the consent of the lenders under its senior credit facility to another amendment under those facilities, which further amended certain financial ratios contained in the senior credit facility and modified the limitations on our use of the net proceeds from the offering pending the completion of the ARC propulsion acquisition.

     Issuance of the senior subordinated notes generated net proceeds of $145 million after deduction of underwriting discounts and expenses. The Company used approximately $50 million of the net proceeds to repay all of the outstanding indebtedness under the revolving credit facility, which amount may be reborrowed, and intends to use the balance of the net proceeds to finance a portion of the purchase price of the ARC Propulsion acquisition and to pay related fees and expenses. The remainder of the purchase price for the ARC Propulsion acquisition will be financed with borrowings under the revolving credit facility at the time the acquisition closes. Pending completion of the ARC Propulsion acquisition, the remaining net proceeds of $95 million are held in a designated cash account and classified as restricted cash on the Company's balance sheet.

     Under the terms of the amendment and waiver to the senior credit facility obtained in connection with the issuance of the senior subordinated notes, if the Company does not complete the ARC Propulsion acquisition by December 31, 2003, the Company will be required to use the balance of the net proceeds ($95 million after repayment of the revolving credit facility) to repay in full outstanding indebtedness under term loan A, plus accrued and unpaid interest, with the remainder to be used to repay outstanding indebtedness under term loan B, plus accrued and unpaid interest. Once repaid, the term loan A and term loan B indebtedness may not be reborrowed.

Interest Rate Hedging

     The Company entered into interest rate swap agreements effective January 10, 2003 on $100 million of its variable rate term loan debt for a two-year period. Under the swap agreements, the Company makes payments based on a fixed rate of 6.02 percent and receives a London InterBank Offered Rate (LIBOR) based variable rate (4.86 percent as of August 31, 2003). The interest rate swaps are accounted for as cash flow hedges pursuant to Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, and there was no material ineffectiveness recognized in earnings. As of August 31, 2003, the fair value of these swaps was a liability of $1 million included in other noncurrent liabilities with an offsetting amount recorded as an unrealized loss in other comprehensive income.

8. COMMITMENTS AND CONTINGENCIES

     A. LEGAL PROCEEDINGS

Groundwater Cases

     Along with other industrial Potentially Responsible Parties (PRPs) and area water purveyors, Aerojet was sued in 17 cases by approximately 1,500 private plaintiffs residing in the vicinity of the defendants' facilities in Sacramento, California, and the Company's former facility in Azusa, California. The individual plaintiffs generally seek damages for illness, death, and economic injury allegedly caused by their ingestion of groundwater contaminated or served by defendants, without specifying actual damages. Aerojet and other industrial defendants involved in the litigation are the subject of certain investigations under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and the Resource Conservation and Recovery Act (RCRA).

     The Azusa cases, coordinated for trial in Los Angeles, California, are proceeding under two master complaints and pretrial discovery is in process. Because California Public Utilities Commission (PUC) regulated water purveyors cannot be held liable if the water consumed met state and federal quality standards, the Company expects the trial court in Los Angeles will hold an evidentiary hearing to determine whether the PUC regulated water entity defendants served water in violation of state or federal drinking water standards. If it is determined that the regulated water purveyors served water not in violation of drinking water standards, the water purveyor defendants will be dismissed from the litigation, potentially leaving the Company and other defendants as remaining parties to assert their defenses.

     The long-standing stay in the Sacramento cases has been lifted and the parties are addressing preliminary pleading issues. Discovery is likely to commence in earnest in 2004.

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

     In 2001, there was a disagreement between Aerojet and MDC regarding the interpretation of the 1999 Settlement Agreement. In December 2001, MDC filed a second lawsuit in federal court alleging that Aerojet breached the 1999 Settlement Agreement, McDonnell Douglas Corporation v. Aerojet-General Corporation, Case No. CIV-01-2245, U.S. District Court, E.D. CA. Under that lawsuit, MDC sought to have Aerojet bear a 50 percent interim share (rather than the 10 percent interim share accepted by Aerojet) of the costs of investigating and remediating offsite perchlorate groundwater contamination, allegedly associated with activities on IRCTS.

     In November 2002, Aerojet and MDC entered into discussions to settle the second lawsuit by renegotiating the temporary allocation of certain costs associated with the environmental contamination at IRCTS. The parties reached an agreement in principle to settle the allocation dispute relating to costs associated with the environmental contamination at IRCTS. However, a formal and complete written agreement resolving the dispute has not yet been completed.

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

Water Entity Cases

     In October 1999, Aerojet was sued by American States Water Company (ASWC), a local water purveyor, for damages, including unspecified past costs, replacement water for contaminated drinking water wells near Aerojet's Sacramento, California, manufacturing facility and other future damages. American States Water Company, et al. v. Aerojet-General Corporation, et al., Case No. 99AS05949, Sacramento County Superior Court. The plaintiffs also sued the State of California for inverse condemnation. While both cases were consolidated in 2001, American States Water Company and the State of California recently entered into two separate settlement agreements to resolve the dispute. The trial court approved the settlements with the California State Water Resources Control Board and the Central Valley Regional Water Quality Control Board (Central Valley RWQCB). Aerojet unsuccessfully opposed the settlement and filed petitions to the Third District Court of Appeals and California Supreme Court seeking to overturn the settlement, claiming the settlement was not in good faith. The appellate courts denied review of the settlement. The trial date scheduled for October 2003 has been deferred to November 2003 to permit recently initiated settlement discussions between Aerojet and ASWC to proceed (Note 15). Of significance to the case is Aerojet's recent agreement with the Sacramento County Water Agency (the County) in which Aerojet agreed to transfer all remediated groundwater from its Sacramento California site to the County. Subject to various provisions of the County agreement including approval under California Environmental Quality Act (CEQA), the County will assume responsibility for providing replacement water to ASWC and other impacted water purveyors up to the amount of remediated water Aerojet transferred to the County. Aerojet has also agreed to pay the County approximately $13 million over several years toward the cost of constructing a replacement water supply project. If the amount of Aerojet's transferred water is in excess of the replacement water provided to the impacted water purveyors, the County has committed to make water available for the development of Aerojet's land in an amount equal to the excess.

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

     All of the BPOU drinking water well lawsuits were settled and dismissed by the plaintiffs without prejudice on or about September 16, 2002 in accordance with a settlement described as the Project Agreement and more fully discussed below under the heading "San Gabriel Valley Basin, California." The settlement of plaintiffs' claims was approved by the United States Environmental Protection Agency (EPA). The settlement agreement requires the cooperating PRPs to fund the construction, maintenance and operation of certain water treatment facilities and to reimburse certain costs of the various water purveyors. As a consequence, all the past cost claims in those actions were settled and released. Aerojet and other cooperating PRPs intend to seek recovery from those PRPs who did not participate in the settlement.

     In October 2002, Aerojet, along with approximately 60 other individual and corporate defendants, was served with four civil suits filed in the U.S. District Court for the Central District of California that seek recovery of costs allegedly incurred in response to the contamination present at the South El Monte Operable Unit (SEMOU) of the San Gabriel Valley Superfund site. The cases are denominated as follows: The City of Monterey Park v. Aerojet-General Corporation, et al., (CV-02-5909 ABC (RCx)); San Gabriel Basin Water Quality Authority v. Aerojet-General Corporation, et al., (CV-02-4565 ABC (RCx)); San Gabriel Valley Water Company v. Aerojet-General Corporation, et al., (CV-02-6346 ABC (RCx)) and Southern California Water Company v. Aerojet-General Corporation, et al., (CV-02-6340 ABC (RCx)). The cases have been coordinated for ease of administration by the court. Aerojet filed its answer to the complaint filed by the San Gabriel Valley Water Quality Authority and motions to dismiss the other three complaints. The court ruled on Aerojet's motions to dismiss, and dismissed several alleged causes of action in such complaints. The remaining claims are based upon allegations of discharges from a former site in the El Monte area, as more fully discussed below under the heading "San Gabriel Valley Basin, California - South El Monte Operable Unit." Aerojet is vigorously defending the actions as its investigations do not identify a credible connection between the contaminants identified by the water entities in the SEMOU and those detected at Aerojet's former facility located in El Monte, California, near the SEMOU (East Flair Drive site). Aerojet has notified its insurers of these claims.

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

     Since the mid-1990's, GenCorp has been named in 28 toxic tort cases involving alleged exposure to VC. With the exception of one case brought by the family of a former Ashtabula employee, GenCorp is alleged to be a "supplier/manufacturer" of PVC and/or a civil co-conspirator with other VC and PVC manufacturers. Plaintiffs generally allege that GenCorp suppressed information about the carcinogenic risk of VC to industry workers, and placed VC or PVC into commerce without sufficient warnings. Of these 28 cases, 14 have been settled or dismissed on terms favorable to the Company, including the case where GenCorp was the employer. During 2003, one case was dismissed against GenCorp and other alleged co-conspirators because the plaintiff could not establish any evidence of fraud or conspiracy to commit fraud, and since the case is still pending against the VC suppliers, no appeal has been taken. Another case was dismissed in 2003 on statute of limitations grounds and the appeal by the plaintiff in that case was later dismissed.

     Of the remaining 14 pending cases, there are 2 cases which allege VC exposure through various aerosol consumer products. In these cases, VC is alleged to have been used as an aerosol propellant during the 1960's, and the suits name numerous consumer product manufacturers, in addition to more than 30 chemical manufacturers. GenCorp used VC internally, but never supplied VC for aerosol or any other use. The other 12 cases involve employees at VC or PVC facilities which had no connection to GenCorp, one of which is a class action seeking a medical monitoring program for former employees at a PVC facility in New Jersey. The complaints in each of these cases assert GenCorp's involvement in the alleged conspiracy stems from GenCorp's membership in trade associations. GenCorp is vigorously defending against all claims in these cases.

Asbestos Litigation

     Over the years, both GenCorp and Aerojet have from time to time been named as defendants in lawsuits alleging personal injury or death due to exposure to asbestos in building materials or in manufacturing operations. The lawsuits have been filed throughout the country, with the majority filed in Northern California. Since 1998, more than 50 of these asbestos lawsuits have been resolved, with the majority being dismissed and many being settled for less than $30 thousand each. Approximately 35 asbestos cases are currently pending.

     In November 2002, a jury verdict against Aerojet in the amount of approximately $5 million in the Circuit Court of the City of St. Louis, Missouri, led to a judgment of approximately $2 million after setoff. Goede et al. v. Chesterton Inc., Case No. 012-9428, Circuit Court, City of St. Louis, MO. The $3 million setoff was based on plaintiffs' settlements with other defendants. Post-trial motions filed by Aerojet and the plaintiffs were denied by the trial court. Aerojet has filed a notice of appeal and will be asking the appellate court to vacate the judgment and order a new trial based on, among other things, the trial court's actions during trial that denied Aerojet the opportunity to introduce testimony from certain witnesses and certain evidence at trial. Aerojet filed its opening brief with the appellate court on September 2, 2003.

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

     The plaintiffs are seeking class action certification by motion and the briefs have been filed before the trial court. The trial court has not yet ruled on the plaintiffs' motion for class action certification; however, a decision by the court is expected before the end of the second quarter 2004. The putative class representatives currently consist of four hourly retirees from the Jeannette, Pennsylvania facility of OMNOVA, the company spun-off from GenCorp on October 1, 1999, two hourly retirees from OMNOVA's former Newcomerstown, Ohio facility, and three hourly retirees from GenCorp's former tire plants in Akron, Ohio, Mayfield, Kentucky, and Waco, Texas. The putative class encompasses all eligible hourly retirees formerly represented by the unions URW or USWA. The unions, however, are not party to the suit and have agreed not to support such litigation pursuant to an agreement negotiated with GenCorp. GenCorp prevailed in a similar class action filed in 1995 involving salaried employees and arising at its Wabash, Indiana location. Divine, et al. v. GenCorp Inc., U.S.D.C., N.D. IN (South Bend, IN), Case No. 96-CV-0394-AS.

     Plaintiff retirees and the defendants filed cross-motions for summary judgment which were denied on December 20, 2002. In February 2003, the court approved a case management plan and discovery will proceed throughout most of 2003.

     GenCorp has given notice to its insurance carriers and intends to vigorously defend against the retirees' claims. OMNOVA has requested defense and indemnification from GenCorp regarding this matter. GenCorp has denied this request and the party-defendants are now engaged in alternative dispute resolution (ADR) proceedings under their agreements entered into during the GenCorp-OMNOVA spin-off in 1999. GenCorp initiated the arbitration and the parties are in the process of meeting with the selected arbitrator to determining briefing and hearing procedures. Under the ADR process, it is expected that the dispute will be resolved by a ruling of the arbitrator before the end of the second quarter 2004.

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

GenCorp argued and asserted as a defense to Olin's counterclaim that under the terms of the 1962 Agreement Olin had a contractual obligation to insure against environmental and other risks and that its failure to protect such insurance payments under these policies precluded Olin from recovery against GenCorp for these remediation costs. Further, GenCorp argued that any failure on Olin's part to comply with the terms of such insurance policies would result in GenCorp being entitled to breach of contract remedies resulting in a reduction in any CERCLA liability amounts determined to be owed to Olin that would have otherwise been recovered from Olin's insurance carriers (Reduction Claims).

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

     Irrespective of the outcome of its appeal, the Company believes it has contractual protection against Olin's claims by virtue of Olin's obligations to procure and protect insurance. The Ohio Court had previously resolved that pursuant to the terms of the 1962 Agreement, it was Olin's contractual obligation to obtain insurance coverage, and the evidence adduced during the litigation showed that Olin had in place insurance coverage during the period in question in the amount of $40 million to $50 million.

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

     Outside counsel to the Company advised that because the Ohio Court's opinion and judgment was based on the 1962 Agreement and because the Ohio Court failed to resolve GenCorp's Reduction Claims against Olin, it was likely that the decision and order issued by the Ohio Court on November 21, 2002 would not be considered a final judgment. Consequently, and in reliance upon its outside counsel, the Company believed that it was not likely that a final judgment giving rise to liability had actually occurred. The Company filed its notice of appeal, in any event, to preserve its appellate rights. Given Olin's contractual obligation to have obtained and complied with the terms of its insurance policies and the NY Court's finding that Olin failed to give proper notice of a claim under these insurance policies, neither management nor outside counsel could then, or at this time, estimate the possible amount of liability arising from this case, if any.

     In addition to several procedural motions pending before the Ohio Court since early December 2002, GenCorp asked the Ohio Court to waive the standard bond requirement and stay any attempt to execute on the Ohio Court's judgment pending appeal. Olin opposed the stay, but stated it would not oppose a stay if GenCorp posted the normal supersedeas bond. On January 22, 2003, the Ohio Court denied all pending motions and issued a Judgment Order stating the case was "terminated" on the Ohio Court's docket. However, in its Memorandum Opinion and Order of the same date, the Ohio Court stated "[w]hether there was an insurable event upon which Olin would have been entitled to recovery had it provided its insurers with timely notice ... and... whether GenCorp is entitled to credit based upon Olin's omission which foreclosed insurance recovery for Big D, remain unresolved."

     GenCorp filed its notice of appeal on December 20, 2002. In light of the Ohio Court's January 22, 2003 judgment and the accompanying opinion, on January 27, 2003, GenCorp filed a motion to dismiss its appeal on the grounds that the November 21, 2002 and January 22, 2003 orders and judgments were not final. The Company sought an appellate ruling that in effect would have directed the Ohio Court to address GenCorp's Reduction Claims before entering any final judgment. In addition, GenCorp had motions pending which asked: (i) the appellate court to stay execution without bond pending action on GenCorp's appeal; and (ii) the Ohio Court to accept a letter of credit in lieu of bond should a bond be required. Olin opposed both. GenCorp's motions were denied by the Sixth Circuit Court of Appeals on February 13, 2003. GenCorp posted a bond and initiated an appeal of the Ohio Court's partial judgment in the Sixth Circuit, rather than seek further review of the finality issue at that time. The parties have submitted their briefs to the Court and have requested oral argument, which is expected to be set, if granted, later this year. GenCorp's Reduction Claims portion of the case is on hold pending action by the Second Circuit Court of Appeals on Olin's appeal of the August 27, 2002 judgment in favor of its insurance carriers as described above and the appeal of the Ohio Court rulings.

     In summary, while the Ohio Court has found the Company liable to Olin for a CERCLA contribution payment, the Company has concluded it is not currently appropriate to accrue any additional amount related to that finding because: (a) the Company previously accrued the entire amount of its estimated potential liability for contamination at the Olin TDI facility and related offsite contamination, except for disposal at the Big D site; (b) the Company believes it will prevail on appeal on the basis that it is not derivatively or directly liable as an arranger for disposal at the Big D site, both as a matter of fact and law; and (c) irrespective of whether, upon exhausting all avenues of appeal, there is a finding of CERCLA liability, the Company believes that: (i) if Olin prevails in its appeal of the NY Court ruling, the Company will make no payment to Olin; or (ii) if Olin fails in its appeal, that Olin's breach of its contractual obligations to provide insurance will result in a reduction in or elimination of some or all of such liability, and for all these reasons, the possible amount of additional liability arising from this case, if any, cannot be established at this time.

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

B. ENVIRONMENTAL MATTERS

Sacramento, California

     In 1989, a federal district court in California approved a Partial Consent Decree (Decree) requiring Aerojet to conduct a Remedial Investigation/Feasibility Study (RI/FS) of Aerojet's Sacramento, California site. The Decree required Aerojet to prepare a RI/FS report on specific environmental conditions present at the site and alternatives available to remediate such conditions. Aerojet also is required to pay for certain governmental oversight costs associated with Decree compliance. Beginning in the mid 1990's, the State of California expanded its surveillance of perchlorate and nitrosodimethylamine (NDMA). Under the RI/FS, traces of these chemicals were detected using new testing protocols in public water supply wells near Aerojet's Sacramento site.

      Aerojet has substantially completed its efforts under the Decree to determine the nature and extent of contamination at the Sacramento facility. Aerojet has preliminarily identified the technologies that will likely be used to remediate the site and has estimated costs using generic remedial costs from Superfund remediation databases. Aerojet will continue to conduct feasibility studies to refine technical approaches and costs to remediate the site. The remediation costs are principally for design, construction, enhancement and operation of groundwater and soil treatment facilities, ongoing project management and regulatory oversight, and are expected to be incurred over a period of approximately 15 years. Aerojet is also addressing groundwater contamination both on and off its facilities through the development of operable unit feasibility studies. On August 19, 2002, the U.S. Environmental Protection Agency (EPA) issued an administrative order requiring Aerojet to implement the EPA approved remedial action for the Western Groundwater Operable Unit. A nearly identical order was issued by the California Regional Water Quality Control Board, Central Valley (Central Valley RWQCB). A discussion of Aerojet's efforts to estimate these costs is contained below under the heading "Environmental Reserves and Estimated Recoveries."

      During the third quarter, Aerojet entered into an agreement with the Sacramento County Water Agency (the County) whereby it agreed to transfer all remediated groundwater from its Sacramento California site to the County. Subject to various provisions of the County agreement including approval under California Environmental Quality Act (CEQA), the County will assume responsibility for providing replacement water to ASWC and other impacted water purveyors up to the amount of remediated water Aerojet transferred to the County. Aerojet has also agreed to pay to the County over several years approximately $13 million toward the cost of constructing a replacement water supply project. If the amount of Aerojet's transferred water is in excess of the replacement water provided to the impacted water purveyors, the County has committed to make water available for the development of Aerojet's land in an amount equal to the excess. The liability for these payments is included in the Company's reserves for environmental remediation.

      On April 15, 2002, the United States District Court approved and entered a Stipulation and Order Modifying the Partial Consent Decree (Stipulation and Order). Among other things, the Stipulation and Order removed approximately 2,600 acres of Aerojet's property from the requirements of the Decree and from the Superfund site designation, enabling the Company to put the 2,600 acres to more productive use. The Stipulation and Order (i) requires GenCorp to provide a guarantee of up to $75 million (in addition to a prior $20 million guarantee) to assure that remediation activities at the Sacramento site are fully funded; (ii) requires Aerojet to provide a short-term and long-term plan to replace lost water supplies; and (iii) divides the Superfund site into "Operable Units" to allow Aerojet and the regulatory agencies to more efficiently address and restore priority areas. For the first three years of the Stipulation and Order, the new guarantee is partially offset by financial assurances provided in conjunction with the Baldwin Park Operable Unit (BPOU) agreement (discussed below). Obligations under the $75 million aggregate guarantee are limited to $10 million in any fiscal year. Both the $75 million aggregate guarantee and the $10 million annual limitation are subject to adjustment annually for inflation.

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

      In November 2002, Aerojet and MDC entered into discussions to settle the second lawsuit by renegotiating the temporary allocation of certain costs associated with the environmental contamination at IRCTS. The parties reached an agreement in principle to settle the allocation dispute relating to costs associated with the environmental contamination at IRCTS. However, a formal and complete written agreement resolving the dispute has not yet been completed.

San Gabriel Valley Basin, California

BALDWIN PARK OPERABLE UNIT

      Aerojet, through its former Azusa, California site, was named by the EPA as a PRP in the portion of the San Gabriel Valley Superfund Site known as the Baldwin Park Operable Unit. A Record of Decision (ROD) regarding regional groundwater remediation was issued and Aerojet and 18 other PRPs received Special Notice Letters requiring groundwater remediation. All of the Special Notice Letter PRPs are alleged to have been a source of volatile organic compounds (VOCs). Aerojet's investigation demonstrated that the groundwater contamination by VOCs is principally upgradient of Aerojet's former property and that lower concentrations of VOC contaminants are present in the soils of Aerojet's former property. The EPA contends that of the 19 PRPs identified by the EPA, Aerojet is one of the four largest sources of VOC groundwater contamination at the BPOU. Aerojet contests the EPA's position regarding the source of contamination and the number of responsible PRPs.

      In May 1997, as a result of the development of more sensitive measuring methods, perchlorate was detected in wells in the BPOU. NDMA was also detected using newly developed measuring methods. Suspected sources of perchlorate include Aerojet's solid rocket development and manufacturing activities in the 1940's and 1950's, military ordnance produced by another company at a facility adjacent to the Aerojet facilities in the 1940's, the burning of confiscated fireworks by local fire departments, and fertilizer used in agriculture. NDMA is a suspected byproduct of liquid rocket fuel activities by Aerojet in the same time period. NDMA is also a contaminant in cutting oils used by many businesses and is found in many foods. In addition, a chemical known as 1,4 dioxane is present and is being treated at the BPOU. Aerojet may be a minor contributor of this chemical.

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

      Following extended negotiations, Aerojet, along with seven other PRPs (collectively, the "Cooperating Respondents") signed a Project Agreement in late March 2002 with Water Quality Authority, Watermaster, Valley County Water District, La Puente Valley Water District, San Gabriel Valley Water Company, Suburban Water Systems and California Domestic Water Company (collectively, the "Water Entities"). The Project Agreement became effective on May 9, 2002, following approval by a California Superior Court and the finalization of policy language on the $100 million Baldwin Park Operable Unit Manuscript Environmental Site Liability Policy from Chubb Custom Insurance Company covering certain Project risks.

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

      The Cooperating Respondents will also fund operation and maintenance of treatment facilities (not including ordinary operating expenses of the Water Entities, certain costs for replacement water that may be incurred by such Water Entities and related administrative costs, (collectively, "O&M Costs")). The Cooperating Respondents are required to maintain sufficient financial assurance to cover the estimated O&M Costs for two years. Actual payments for O&M Costs would be made at the start of each three-month period to cover anticipated costs for the succeeding six-month period. When fully constructed, six treatment facilities will be treating in excess of 25,000 gallons per minute for the purposes of ROD implementation and providing a potable water supply. The Project Agreement has a term of 15 years. The Project Agreement also settles the past environmental claims of the Water Entities.

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

      A significant amount of public funding is available to offset project costs. To date, Congress has appropriated approximately $47 million (so called Title 16 and Dreier funds), which is potentially available for payment of project costs. All such funding will require Water Quality

Authority (WQA) action to allocate funds to the project, which the WQA is currently considering. Based upon WQA preliminary actions to date, Aerojet anticipates that approximately $28 million of the funding will have been allocated to the project by the end of 2003 and that additional funds may follow in later years.

      As part of the EIS sale to Northrop in October 2001, the EPA approved a Prospective Purchaser Agreement with Northrop to absolve it of pre-closing liability for contamination caused by the Azusa facility, which liability will remain with Aerojet. As part of that agreement, Aerojet agreed to put $40 million into an irrevocable escrow for the BPOU project to fund Aerojet's obligations under the Project Agreement. In addition, GenCorp agreed to provide a $25 million guarantee of Aerojet's obligations under the Project Agreement. During the first three years of the Project Agreement, the GenCorp guarantee is partially offset by other financial assurances provided in conjunction with the Project Agreement.

      As part of the agreement to sell the EIS business to Northrop, Aerojet paid the EPA $9 million to be offset against Aerojet's share of the EPA's total claimed past costs (EPA now claims past costs are approximately $28 million). A very substantial share of the EPA's past costs related to the period prior to 1997 when the sole contamination being considered involved VOCs. Aerojet believes that it is responsible for less than ten percent of these costs. As a result, in the allocation with the other PRPs, Aerojet will seek to recover a significant portion of the $9 million paid to the EPA from the other PRPs. Unresolved at this time is the issue of California's past costs which were last estimated at approximately $4 million.

      Aerojet intends to defend itself vigorously to assure that it is appropriately treated with other PRPs and that costs of any remediation are properly allocated among all PRPs. Aerojet has notified its insurers and is pursuing claims under its insurance policies.

      On November 9, 2001, GenCorp received a General Notice Letter from the EPA asserting that GenCorp is a PRP for the BPOU. This General Notice Letter was received more than ten years after the General Notice given to GenCorp's subsidiary, Aerojet. The EPA alleged that in the 1940's and early 1950's GenCorp, then known as The General Tire & Rubber Company, participated in a joint venture with Aerojet Engineering Corporation, now known as Aerojet-General Corporation, sharing 50 percent of the profits on certain U.S. Navy contracts for JATO rockets and that it had some role in managing the joint venture at the Azusa facility. The EPA is factually incorrect; at all times, Aerojet was the sole party that owned or operated the Azusa site during the early production of the JATO rockets. GenCorp strongly disagrees with the EPA's PRP designation and plans to resist the designation at every level possible.

      On February 28, 2002, the EPA issued a unilateral First Amended Administrative Order For Remedial Design and Remedial Action (Amended Order) for the BPOU. The Amended Order does not materially alter the obligations of Aerojet under the earlier UAO; however, the Amended Order names GenCorp as a Respondent on the basis of the allegations made in the General Notice Letter. The Amended Order does not require GenCorp to undertake any action unless Aerojet fails to perform its obligations under the UAO. It states that GenCorp is being added to the Amended Order "as a backup" to Aerojet's performance, and it provides that GenCorp is deemed to be in compliance with the Amended Order on the effective date of the Amended Order. The EPA has not claimed since the effective date that GenCorp has any current obligation under the order. Because GenCorp does not believe it was properly designated a PRP at the site, the Company would contest should the EPA claim action is required.

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

      On August 29, 2003, the USEPA issued a Unilateral Administrative Order
(UAO) against Aerojet and approximately 40 other parties requiring them to conduct the remedial design and remedial action in the SEMOU. The impact of the UAO on the recipients is not clear as the remedy is already being implemented by the water entities.

      Aerojet has been served with civil suits filed in the U.S. District Court for the Central District of California by four public and private water companies. The suits seek recovery of costs allegedly incurred in response to the contamination present in the SEMOU. Plaintiffs allege that groundwater in the SEMOU is contaminated with chlorinated solvents that were released into the environment by Aerojet and other parties causing plaintiffs to incur unspecified response costs and other damages. Aerojet's investigations to date have not identified a credible connection between the contaminants identified by the water entities in the SEMOU and those detected at Aerojet's former facility located at 9100 & 9200 East Flair Drive, El Monte, California, which lies in or near the SEMOU.

      Aerojet was successful in its efforts to eliminate several of the claims initially raised by the water entities. However, other claims remain. Initial discovery requests have been served on the plaintiffs.

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

      A summary of the Company's environmental reserve activity for the nine months ended August 31, 2003, is shown below (in millions):

                                              NOVEMBER 30,                                        AUGUST 31,
                                                 2002                EXPENDITURES                   2003
                                                 ----                ------------                   ----
     Aerojet                                 $          318          $         21               $        297
     Other sites                                         22                     2                         20
                                             --------------          ------------               ------------
     Total                                   $          340          $         23               $        317
                                             ==============          ============               ============

(ii) Estimated Recoveries

      Pursuant to a 1997 Agreement in Principle with the U.S. government which was implemented in 1999 (Global Settlement), up to 88 percent of the environmental costs associated with Aerojet's Sacramento site and its former Azusa site, can be recovered through the establishment of prices for Aerojet's products and services sold to the U.S. government. The Global Settlement contemplates that the cost sharing ratio will continue for a number of years. The ability of Aerojet to continue recovering these costs from the U.S. government depends on Aerojet's sustained business volume under U.S. government contracts.

      In conjunction with the sale of a business by Aerojet to Northrop Grumman Corporation (Northrop) in 2001, Northrop will reimburse Aerojet for 50 percent of environmental expenditures eligible for recovery under the Global Settlement. Amounts reimbursed are subject to annual limitations, with excess amounts carrying over to subsequent periods. As of August 31, 2003, $171 million in potential future reimbursements was available over the remaining life of the agreement.

      Estimated recoveries from the U.S. government and others for environmental remediation costs totaled $216 million at August 31, 2003 and $232 million at November 30, 2002

      The effect of the final resolution of environmental matters and the Company's obligations for environmental remediation and compliance cannot be accurately predicted due to the uncertainty concerning both the amount and timing of future expenditures. The Company believes, on the basis of presently available information, that the resolution of environmental matters and the Company's obligations for environmental remediation and compliance will not have a material adverse effect on the Company's results of operations, liquidity or financial condition. The Company will continue its efforts to mitigate past and future costs through pursuit of claims for recoveries from insurance coverage and other PRPs and continued investigation of new and more cost effective remediation alternatives and associated technologies.

9.    ARRANGEMENTS WITH OFF-BALANCE SHEET RISK

      As of August 31, 2003, obligations required to be disclosed in accordance with FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others consisted of:

- $55 million in outstanding commercial letters of credit expiring in 2003 and 2004 and securing obligations for environmental remediation, insurance coverage and litigation.

- Up to $120 million aggregate in guarantees by GenCorp of Aerojet's obligations to government agencies for environmental remediation activities, subject to partial offsets for other financial assurances provided in conjunction with these obligations. (See Note 8(b).)

- $36 million in guarantees by GenCorp of bank loans and lines of credit of its subsidiaries.

- Guarantees, jointly and severally, by its material domestic subsidiaries, of GenCorp's obligations under its bank credit agreements and its $150 million senior subordinated notes due August 2013. (See Note 7 and Note
      13)

10.   SHAREHOLDERS' EQUITY

      On July 11, 2003, the Company's Board of Directors declared a quarterly dividend of $0.03 per share on the Company's $0.10 par value common stock. The dividend was paid on August 29, 2003.

11.   ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES

      Comprehensive income encompasses net income and other comprehensive income items, which includes all other non-owner transactions and events that change shareholders' equity. The Company's other comprehensive income includes the effects of foreign currency translation adjustments and the change in the fair value of interest rate swaps (See Note 7). The components of other comprehensive income and the related income tax effects are presented in the following table:

                                                          THREE MONTHS ENDED AUGUST 31,    NINE MONTHS ENDED AUGUST 31,
                                                             2003           2002               2003            2002
                                                             ----           ----               ----            ----
                                                                   (MILLIONS)                        (MILLIONS)

Net income (loss) ..................................         $ (3)         $  8                 $ 10          $ 17
Other comprehensive income (loss), net of
     income taxes:
         Effects of foreign currency translation
            adjustments ............................          (16)            9                   24            19
         Change in fair value of interest rate swaps            1            --                   (1)           --
                                                             ----          ----                 ----          ----
Total comprehensive income (loss) ..................         $(18)         $ 17                 $ 33          $ 36
                                                             ====          ====                 ====          ====


12.   OPERATING SEGMENTS AND RELATED DISCLOSURES

      The Company's continuing operations are organized into three segments based on different products and customer bases: GDX Automotive, Aerospace and Defense, and Fine Chemicals. (See Note 1)

      The Company evaluates segment performance based on several factors, of which the primary financial measure is segment operating profit. Segment operating profit represents net sales from continuing operations less applicable costs, expenses and provisions for restructuring and unusual items relating to operations. Segment operating profit excludes corporate income and expenses, provisions for unusual items not related to operations, interest expense, income taxes and any minority interest.

      In August 2003, the Company completed the sale of an office complex located in Sacramento County, California for $15 million, resulting in a pre-tax gain of $10 million. The Company's real estate activities are included in the Aerospace and Defense segment.

      During the third quarter of 2003, the Aerospace and Defense segment recorded intersegment sales to the GDX Automotive segment of $2 million. Profit on these sales was not significant.

                                               THREE MONTHS ENDED AUGUST 31,  NINE MONTHS ENDED AUGUST 31,
                                                   2003            2002          2003            2002
                                                   ----            ----          ----            ----
                                                         (MILLIONS)                   (MILLIONS)
NET SALES

     GDX Automotive ......................         $ 174          $ 190          $ 579          $ 589
     Aerospace and Defense ...............            99             63            246            201
     Fine Chemicals ......................            12             13             46             28
     Intersegment sales elimination ......            (2)            --             (2)            --
                                                   -----          -----          -----          -----
                                                   $ 283          $ 266          $ 869          $ 818
                                                   =====          =====          =====          =====

INCOME (LOSS) BEFORE INCOME TAXES

     GDX Automotive ......................         $ (14)         $   5          $   7          $  25
     Aerospace and Defense ...............            21             14             41             44
     Fine Chemicals ......................             2              3              8             (1)
     Unusual items .......................            (2)            --             (2)            (6)
                                                   -----          -----          -----          -----
         Segment operating profit ........             7             22             54             62
     Interest expense ....................            (6)            (4)           (17)           (11)
     Corporate, other expenses and foreign
         exchange gains and losses .......            (8)            (6)           (24)           (21)
     Unusual items .......................            --             --             --             (3)
                                                   -----          -----          -----          -----
                                                   $  (7)         $  12          $  13          $  27
                                                   =====          =====          =====          =====

13.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In connection with the offer and sale of the senior subordinated notes due 2013, the Company is providing condensed consolidating financial information for its material domestic subsidiaries that have guaranteed the senior subordinated notes and for those subsidiaries that have not guaranteed the senior subordinated notes. These wholly owned subsidiary guarantors (principally, Aerojet and AFC) have, jointly and severally, fully and unconditionally guaranteed the senior subordinated notes.

      The subsidiary guarantees are senior subordinated obligations of each subsidiary guarantor and rank (i) prior in right of payment with all senior indebtedness, (ii) equal in right of payment with all senior subordinated indebtedness and, (iii) senior in right of payment to all subordinated indebtedness, in each case, of that subsidiary guarantor. The subsidiary guarantees are effectively subordinated to any secured indebtedness of the subsidiary guarantor with respect to the assets securing that indebtedness.

      Absent both default and notice as specified in the Company's senior credit facility and agreements governing the Company's outstanding convertible notes and the senior subordinated notes, there are no restrictions on the Company's ability to obtain funds from its subsidiary guarantors by dividend or loan.

      The Company has not presented separate financial and narrative information for each of the subsidiary guarantors because it believes that such financial and narrative information would not provide investors with any additional information that would be material in evaluating the sufficiency of the guarantees. Therefore, the following condensed consolidating financial information summarizes the financial position, results of operations and cash flows for the Company's guarantor and non-guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME:

                                                         Guarantor       Non-guarantor
THREE MONTHS ENDED AUGUST 31, 2003           Parent      Subsidiaries     Subsidiaries        Eliminations    Consolidated
----------------------------------           ------      ------------     ------------        ------------    ------------
Net sales                                    $  46          $ 125            $ 114                $  (2)         $ 283
Cost of products sold                           43             95              101                   (2)           237
Selling, general and administrative             14              2                6                   --             22
Depreciation and amortization                    4              9                8                   --             21
Other (income) expense, net                     --              4               --                   --              4
Interest expense                                 3              1                2                   --              6
                                             -----          -----            -----                -----          -----
Income (loss) before income taxes              (18)            14               (3)                  --             (7)
Income tax provision (benefit)                  (6)             3               (1)                  --             (4)
                                             -----          -----            -----                -----          -----
Income (loss) before equity earnings           (12)            11               (2)                  --             (3)
Equity earnings of subsidiaries                  9             --               --                   (9)            --
                                             -----          -----            -----                -----          -----
Net Income (Loss)                            $  (3)         $  11            $  (2)               $  (9)         $  (3)
                                             =====          =====            =====                =====          =====

                                                        Guarantor     Non-guarantor
THREE MONTHS ENDED AUGUST 31, 2002          Parent     Subsidiaries    Subsidiaries   Eliminations   Consolidated
----------------------------------          ------     ------------    ------------   ------------   ------------
Net sales                                    $ 53          $ 95             $118           $--          $266
Cost of products sold                          50            67               99            --           216
Selling, general and administrative            10             1                5            --            16
Depreciation and amortization                   5             6                7            --            18
Other (income) expense, net                    (4)            4               --            --            --
Interest expense                                1             1                2            --             4
                                             ----          ----             ----          ----          ----
Income (loss) before income taxes              (9)           16                5            --            12
Income tax provision (benefit)                 (1)            4                1            --             4
                                             ----          ----             ----          ----          ----
Income (loss) before equity earnings           (8)           12                4            --             8
Equity earnings of subsidiaries                16            --               --           (16)           --
                                             ----          ----             ----          ----          ----
Net Income                                   $  8          $ 12             $  4          $(16)         $  8
                                             ====          ====             ====          ====          ====



<

                                                         Guarantor       Non-guarantor
NINE MONTHS ENDED AUGUST 31, 2003           Parent      Subsidiaries     Subsidiaries     Eliminations  Consolidated
---------------------------------           ------      ------------     ------------     ------------  ------------
Net sales                                    $ 156          $ 342           $ 373           $  (2)         $ 869
Cost of products sold                          140            265             316              (2)           719
Selling, general and administrative             42              6              13              --             61
Depreciation and amortization                   13             25              20              --             58
Other (income) expense, net                     (9)             7               3              --              1
Interest expense                                 8              3               6              --             17
                                             -----          -----           -----           -----          -----
Income (loss) before income taxes              (38)            36              15              --             13
Income tax provision (benefit)                 (12)             9               6              --              3
                                             -----          -----           -----           -----          -----
Income (loss) before equity earnings           (26)            27               9              --             10
Equity earnings of subsidiaries                 36             --              --             (36)            --
                                             -----          -----           -----           -----          -----
Net Income                                   $  10          $  27           $   9           $ (36)         $  10
                                             =====          =====           =====           =====          =====

                                                            Guarantor      Non-guarantor
NINE MONTHS ENDED AUGUST 31, 2002             Parent       Subsidiaries     Subsidiaries    Eliminations      Consolidated
---------------------------------             ------       ------------     ------------    ------------      ------------
Net sales                                      $ 175            $ 293           $ 350             $--            $ 818
Cost of products sold                            156              219             295              --              670
Selling, general and administrative               27                5              13              --               45
Depreciation and amortization                     14               20              16              --               50
Other (income) expense, net                        5               10              --              --               15
Interest expense                                   2                3               6              --               11
                                               -----            -----           -----           -----            -----
Income (loss) before income taxes                (29)              36              20              --               27
Income tax provision (benefit)                   (10)              14               6              --               10
                                               -----            -----           -----           -----            -----
Income (loss) before equity earnings             (19)              22              14              --               17
Equity earnings of subsidiaries                   36               --              --             (36)              --
                                               -----            -----           -----           -----            -----
Net Income                                     $  17            $  22           $  14           $ (36)           $  17
                                               =====            =====           =====           =====            =====

CONDENSED CONSOLIDATING BALANCE SHEETS:

                                                                    Guarantor      Non-guarantor
AUGUST 31, 2003                                    Parent          Subsidiaries    Subsidiaries       Eliminations     Consolidated
---------------                                    ------          ------------    ------------       ------------     ------------
Cash ........................................         $    18            $    6           $  37                $--            $   61
Accounts receivable .........................               8                49              56                 --               113
Inventories .................................               4               149              30                 --               183
Recoverable from the U.S. government and
   other third parties for environmental
   remediation costs ........................              --                24              --                 --                24
Prepaid expenses and other ..................               2                 9               1                 --                12
                                                      -------            ------           -----            -------            ------
   Total current assets .....................              32               237             124                 --               393
Restricted cash .............................              95                --              --                 --                95
Property, plant and equipment, net ..........              62               225             186                 --               473
Recoverable from the U.S. government and
   other third parties for environmental
   remediation costs ........................              --               192              --                 --               192
Prepaid pension asset .......................             145               202               2                 --               349
Goodwill ....................................              22                40              70                 --               132
Intercompany, net ...........................            (415)              573            (158)                --                --
Other noncurrent assets, net ................           1,086                85              53             (1,121)              103
                                                      -------            ------           -----            -------            ------
   Total assets .............................         $ 1,027            $1,554           $ 277            $(1,121)           $1,737
                                                      =======            ======           =====            =======            ======

Short-term borrowings and current portion of
   long-term debt ...........................         $    24            $   --           $  20            $    --            $   44
Accounts payable ............................              15                20              42                 --                77
Reserves for environmental remediation ......               7                32              --                 --                39
Other current liabilities ...................             (13)              189              39                 --               215
                                                      -------            ------           -----            -------            ------
   Total current liabilities ................              33               241             101                 --               375
Long-term debt, net of current portion ......             455                --               6                 --               461
Reserves for environmental remediation ......              13               265              --                 --               278
Postretirement benefits other than pensions .             100                56               9                 --               165
Other noncurrent liabilities ................              32                28               5                 --                65
                                                      -------            ------           -----            -------            ------

   Total liabilities ........................             633               590             121                 --             1,344
   Total shareholders' equity ...............             394               964             156             (1,121)              393
                                                      -------            ------           -----            -------            ------
   Total liabilities and shareholders' equity         $ 1,027            $1,554           $ 277            $(1,121)           $1,737
                                                      =======            ======           =====            =======            ======


                                                                       Guarantor     Non-guarantor
NOVEMBER 30, 2002                                      Parent         Subsidiaries    Subsidiaries      Eliminations    Consolidated
-----------------                                      ------         ------------    ------------      ------------    ------------

Cash ........................................        $    --            $   13           $  35                $--            $   48
Accounts receivable .........................             12                64              63                 --               139
Inventories .................................              5               131              31                 --               167
Recoverable from the U.S. government and
   other third parties for environmental
   remediation costs ........................             --                24              --                 --                24
Prepaid expenses and other ..................              2                 1               2                 --                 5
                                                     -------            ------           -----            -------            ------
   Total current assets .....................             19               233             131                 --               383
Property, plant and equipment, net ..........             64               242             175                 --               481
Recoverable from the U.S. government and
   other third parties for environmental
   remediation costs ........................             --               208              --                 --               208
Prepaid pension asset .......................            139               199              (1)                --               337
Goodwill ....................................             22                41              63                 --               126
Intercompany, net ...........................           (367)              535            (168)                --                --
Other noncurrent assets, net ................          1,047                82              43             (1,071)              101
                                                     -------            ------           -----            -------            ------
   Total assets .............................        $   924            $1,540           $ 243            $(1,071)           $1,636
                                                     =======            ======           =====            =======            ======

Short-term borrowings and current portion of
   long-term debt ...........................        $    20            $   --           $   2            $    --            $   22
Accounts payable ............................             17                27              45                 --                89
Reserves for environmental remediation ......              7                32              --                 --                39
Other current liabilities ...................             (1)              176              48                 --               223
                                                     -------            ------           -----            -------            ------
   Total current liabilities ................             43               235              95                 --               373
Long-term debt, net of current portion ......            361                --               4                 --               365
Reserves for environmental remediation ......             15               286              --                 --               301
Postretirement benefits other than pensions .            108                60               8                 --               176
Other noncurrent liabilities ................             37                22               2                 --                61
                                                     -------            ------           -----            -------            ------
   Total liabilities ........................            564               603             109                 --             1,276
   Total shareholders' equity ...............            360               937             134             (1,071)              360
                                                     -------            ------           -----            -------            ------
   Total liabilities and shareholders' equity        $   924            $1,540           $ 243            $(1,071)           $1,636
                                                     =======            ======           =====            =======            ======



CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

                                                                         Guarantor     Non-guarantor
NINE MONTHS ENDED AUGUST 31, 2003                         Parent        Subsidiaries    Subsidiaries    Eliminations    Consolidated
Net cash  provided by (used in) operating
   activities                                              $ (22)           $ 25            $  4            $  --           $   7
Cash flows from investing activities:
Capital expenditures                                          (7)             (9)            (20)              --             (36)
Other investing activities                                   (95)             13               7               --             (75)
                                                           -----            ----            ----             ----            -----
Net cash  provided by (used in) investing
   activities                                               (102)              4             (13)              --            (111)
Cash flows from financing activities:
Net transfers (to) from parent                                49             (36)            (13)              --              --
Borrowings (repayments) on notes payable and
   long-term debt                                             93              --              20               --             113
Other financing activities                                    --              --              --               --              --
                                                           -----            ----            ----             ----           -----
Net cash provided by (used in) financing
   activities                                                142             (36)              7               --             113
Effect of exchange rate fluctuations on cash
   and cash equivalents                                       --              --               4               --               4
                                                           -----            ----            ----             ----           -----
Net increase (decrease) in cash and cash
   equivalents                                                18              (7)              2               --              13
Cash and cash equivalents at beginning of period              --              13              35               --              48
                                                           -----            ----            ----             ----           -----
Cash and cash equivalents at end of period                 $  18            $  6            $ 37            $  --           $  61
                                                           =====            ====            ====            =====           =====




                                                                          Guarantor     Non-guarantor
NINE MONTHS ENDED AUGUST 31, 2002                          Parent        Subsidiaries   Subsidiaries     Eliminations  Consolidated
Net cash  provided by (used in) operating
   activities                                               $(30)           $(27)           $ 17             $--           $(40)
Cash flows from investing activities:
Capital expenditures                                         (10)            (13)             (8)             --            (31)
Acquisitions of businesses, net of cash acquired              --              --              --              --             --
Other investing activities                                    (8)             --               4              --             (4)
                                                            ----            ----            ----            ----           ----
Net cash  provided by (used in) investing
   activities                                                (18)            (13)             (4)             --            (35)
Cash flows from financing activities:
Net transfers (to) from parent                               (33)             39              (6)             --             --
Borrowings (repayments) on notes payable and
   long-term debt                                             66              --              --              --             66
Other financing activities                                    14              --             (14)             --             --
                                                            ----            ----            ----            ----           ----
Net cash provided by (used in) financing activities           47              39             (20)             --             66
Effect of exchange rate fluctuations on cash and
   cash equivalents                                           --              --               2              --              2
                                                            ----            ----            ----            ----           ----
Net decrease in cash and cash equivalents                     (1)             (1)             (5)             --             (7)
Cash and cash equivalents at beginning of period               1               3              40              --             44
                                                            ----            ----            ----            ----           ----
Cash and cash equivalents at end of period                  $ --            $  2            $ 35            $ --           $ 37
                                                            ====            ====            ====            ====           ====




14.   NEW ACCOUNTING PRONOUNCEMENTS

      In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a material effect on the Company's results of operations, liquidity, or financial condition.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirely, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the Company's results of operations, liquidity, or financial condition.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and, as such, SFAS 150 represents a significant change in practice in the accounting for a number of mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company's results of operations, liquidity, or financial condition.

15.   SUBSEQUENT EVENT

      As discussed in Note 8(a), Aerojet is involved in litigation with ASWC, a local water purveyor who is seeking damages, including unspecified past costs, replacement water for contaminated drinking water wells near Aerojet's Sacramento, California, manufacturing facility and other future damages. The trial date scheduled for October 2003 has been deferred to November 2003 to permit recently initiated settlement discussions to proceed. On October 10, 2003, Aerojet and ASWC entered into a memorandum of understanding that provides an outline for a potential settlement agreement. A final settlement agreement incorporating the terms of the memorandum of understanding is subject to further review and negotiation, regulatory and other approvals and reaching satisfactory agreements with other affected water purveyors. The Company recorded an additional liability of $10 million in the third quarter 2003 for this matter, which represents management's current estimate of the Company's probable liability arising from the potential settlement. The Company also recorded in other current and non-current assets a total of $8 million for the estimated settlement costs recoverable under Aerojet's agreements with the U.S. government and other third parties. The net expense of $2 million has been classified as an unusual charge in the Company's results of operations for the third quarter 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, our operating results for interim periods may not be indicative of the results of operations for a full year. This section contains a number of forward - looking statements, all of which are based on current expectations and are subject to risks and uncertainties including those described in this Quarterly Report under the heading "Risk Factors." Actual results may differ materially. This section should be read in conjunction with the GenCorp Annual Report on Form 10-K for the year ended November 30, 2002, and periodic reports subsequently filed with the United States Securities and Exchange Commission
(SEC).

OVERVIEW

      GenCorp's operations are organized into three segments: GDX Automotive, Aerospace and Defense, and Fine Chemicals. The Company's GDX Automotive segment is a major automotive supplier, engaged in the development and manufacture of highly engineered extruded and molded rubber and plastic sealing systems for automotive original equipment manufacturers. The Aerospace and Defense segment includes the operations of Aerojet-General Corporation (Aerojet or AGC) and development activities related to real property located in California. Aerojet designs, develops and manufactures space and strategic rocket propulsion and tactical weapons under contracts with the major prime contractors to the U.S. government, the Department of Defense and the National Aeronautics and Space Administration. The segment also includes the Company's real estate development activities. The Company's Fine Chemicals segment consists of the operations of Aerojet Fine Chemicals LLC (AFC). AFC manufactures active pharmaceutical ingredients and registered intermediates for pharmaceutical and biotechnology companies.

      In October 2002, Aerojet acquired the assets of the General Dynamics Space Propulsion and Fire Suppression business (Redmond, Washington operations) for $93 million, including transaction costs.

      In May 2003, Aerojet entered into an agreement to acquire substantially all of the assets related to the propulsion business of Atlantic Research Corporation (ARC Propulsion) for $133 million plus transaction costs. ARC Propulsion is a developer and manufacturer of advanced solid rocket propulsion systems, gas generators and auxiliary rocket motors for both space and defense applications. Aerojet expects to receive regulatory approval to complete its acquisition of ARC Propulsion in October 2003. The acquisition will be funded from the proceeds of the $150 million senior subordinated notes offering completed in August 2003. A portion of the proceeds of the senior subordinated notes offering were used to temporarily repay borrowings under the Company's revolving credit facility pending completion of the ARC Propulsion acquisition.

RESULTS OF OPERATIONS

      The following discussion pertains to activity included in the Company's Unaudited Condensed Consolidated Statements of Income, which are contained in
Part I, Item 1 of this report. See Note 12 to the Unaudited Condensed Consolidated Financial Statements for financial results for each of the Company's operating segments.

      Sales for the third quarter 2003 were $283 million compared to $266 million for the third quarter 2002. Sales for the first nine months of 2003 were $869 million compared to $818 million for the first nine months of 2002. These increases reflect Aerojet's acquisition of the Redmond, Washington operations in October 2002, a $15 million real estate sale in August 2003 and favorable currency exchange rates primarily at GDX Automotive. The increases were partially offset by increased customer pricing allowances and lower sales volume at GDX Automotive.

      The Company recorded a net loss of $3 million, or $0.07 per share, in the third quarter 2003 compared to net income of $8 million, or $0.19 per share, in the third quarter 2002. Net income was $10 million, or $0.23 per share for the first nine months of 2003 compared to $17 million, or $0.40 per share, for the first nine months of 2002. The earnings decline is primarily the result of reduced income from employee retirement benefit plans and a decline in the operating results of GDX Automotive.

RESULTS OF OPERATING SEGMENTS

GDX AUTOMOTIVE

      GDX Automotive sales for the third quarter 2003 were $174 million compared to $190 million in the third quarter 2002. Sales for the first nine months of 2003 were $579 million compared to $589 million in the first nine months of 2002. The decreases reflect lower volumes due to major vehicle platform transitions and increased pricing allowances to major customers. The decreases were partially offset by the effect of favorable currency exchange rates of $15 million in the third quarter 2003 and $54 million for the first nine months of 2003.

      GDX Automotive reported an operating loss of $14 million for the third quarter 2003 compared to operating income of $5 million in the third quarter 2002. The unfavorable third quarter operating results reflect lower sales volumes and increased pricing allowances, increased costs associated with the launch of new vehicle platforms, unscheduled shutdowns due to original equipment manufacturers labor issues in Europe, lower income from employee retirement benefit plans of $2 million, and a $2 million charge for personnel actions taken at GDX Automotive headquarters. In addition, during the third quarter 2003, GDX Automotive recorded a $3 million charge related to the correction of accounting for certain customer pricing allowances and vendor rebates, which individually and in the aggregate, were not material to the periods in which they were initially recorded.

      Operating profit for the first nine months of 2003 was $7 million compared to $25 million in the first nine months of 2002. The decline in profitability reflected lower sales volumes, increased pricing allowances, the unfavorable third quarter operating results discussed above, and lower income from employee retirement benefit plans of $6 million. However, favorable foreign currency rate effects contributed $2 million in the first nine months of 2003.

AEROSPACE AND DEFENSE

      Aerospace and Defense sales for the third quarter 2003 were $99 million, compared to $63 million in the third quarter 2002. Sales for the first nine months of 2003 were $246 million compared to $201 million for the first nine months of 2002. Contributing to the increase were sales from the Redmond, Washington operations of $16 million for the third quarter 2003 and $42 million for the first nine months of 2003, increased volumes on programs for liquid and solid systems for Missile Defense applications, the Boeing HyFly program and deliveries under the Atlas V program. Third quarter 2003 results also include a $15 million sale of a building complex located in Sacramento County, California. These increases were offset by the timing of various program deliveries, completion of the NASA X-38 De-Orbit Propulsion Stage in the second quarter of 2002, cancellation of the COBRA booster engine program in 2002, and lower sales volumes on various other programs.

      Operating profit was $21 million for the third quarter 2003 compared to $14 million in the third quarter 2002. For the first nine months of 2003, operating profit was $41 million compared to $44 million for the first nine months of 2002. Results for 2003 reflect a pre-tax gain of $10 million on the sale of a building complex in the third quarter, contributions from the Redmond, Washington operations of $2 million in the third quarter and $5 million in the first nine months, increased sales volumes on programs for liquid and solid systems for Missile Defense applications and lower profit contributions from other programs. Lower income from employee retirement benefit plans also reduced operating profits by $5 million in the third quarter and $15 million in the first nine months of 2003.

      In the third quarter 2003, Aerojet recorded an unusual charge of $2 million representing the unrecoverable portion of estimated legal settlement costs. See Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements. Aerojet recorded an unusual charge of $6 million in the second quarter 2002 representing the final purchase price adjustment on the 2001 sale of its EIS business.

      Contract backlog was $696 million as of August 31, 2003, compared to $773 million as of November 30, 2002. Funded backlog, which includes only those contracts for which money has been directly authorized by the U.S. Congress, or for which a firm purchase order has been received by a commercial customer, was $343 million as of August 31, 2003 compared to $416 million as of November 30, 2002. Funding for the Titan program was restructured in the first quarter of 2003, reducing funded backlog by $58 million. Aerojet expects this funding to be incrementally restored in future years.

FINE CHEMICALS

      Fine Chemicals sales for the third quarter 2003 were $12 million compared to $13 million in the third quarter 2002. Sales for the first nine months of 2003 were $46 million compared to $28 million in the first nine months of 2002. As a contract manufacturer and ingredient supplier to pharmaceutical and biotechnology companies, AFC's sales trends reflect, to a certain extent, increasing demand for its customers' end products.

      Operating profit for the third quarter 2003 was $2 million, compared to $3 million in the third quarter 2002. The decline in third quarter operating profit as compared to the prior year reflects sales volume decreases and changes in product mix. Operating profit for the third quarter 2003 includes $1 million relating to fees paid by a customer for not meeting minimum purchase commitments during the period. For the first nine months of 2003, operating profit was $8 million, compared to a loss of $1 million in the first nine months of 2002. The improvement in operating profit for the first nine months of 2003 reflects higher sales volume and operational improvements.

INTEREST AND OTHER EXPENSES

      Interest expense increased to $6 million in the third quarter 2003 from $4 million in the third quarter 2002. Interest expense for the first nine months of 2003 increased to $17 million from $11 million in the first nine months of 2002. The increase is due primarily to additional debt incurred for the acquisition of the Redmond, Washington operations in October 2002.

      Corporate and other expenses increased to $8 million in the third quarter 2003 from $6 million in the third quarter 2002. The increase reflects lower income from employee retirement benefit plans of $3 million and a foreign currency loss of $1 million, offset in part by reduced incentive compensation plan accruals. Corporate and other expenses increased to $24 million in the first nine months of 2003 from $21 million in the first nine months of 2002. The increase reflects lower income from employee retirement benefit plans of $7 million and increases in professional services, offset by foreign currency gains of $3 million. Corporate and other expenses in 2002 included $6 million for a special accounting review.

      The third quarter 2003 income tax benefit includes $1 million in settlements and reductions of prior estimates based on final tax filings in the quarter.

ENVIRONMENTAL MATTERS

      GenCorp's policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes a significant amount of resources and management attention to environmental matters and actively manages its ongoing processes to comply with extensive environmental laws and regulations. GenCorp is involved in the remediation of environmental conditions that resulted from generally accepted manufacturing and disposal practices in the 1950's and 1960's followed at certain of the Company's plants. In addition, the Company has been designated a Potentially Responsible Party (PRP) with other companies at third party sites undergoing investigation and remediation.

      The nature of environmental investigation and cleanup activities often makes it difficult to determine the timing and amount of any estimated future costs that may be required for remediation measures. These matters are reviewed and costs associated with the environmental remediation are accrued when it becomes probable that a liability has been incurred and the amount of the Company's liability can be reasonably estimated. The Company's Unaudited Condensed Consolidated Balance Sheet (which is included in Part I, Item 1 of this report) as of August 31, 2003, reflects accrued liabilities of $317 million and amounts recoverable of $216 million from the U.S. government and other third parties for such costs. Pursuant to U.S. government procurement regulations and an agreement with the U.S. government covering environmental contamination at Aerojet's Sacramento and former Azusa, California sites, Aerojet can recover a substantial portion of its environmental remediation costs through the establishment of prices for Aerojet's products and services sold to the U.S. government. The ability of Aerojet to continue recovering these costs from the U.S. government depends on Aerojet's sustained business volume under U.S. government contracts and programs and, to a certain extent, the availability of reimbursements under the agreement with Northrop.

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

KEY ACCOUNTING POLICIES AND ESTIMATES

      The Company prepares its financial statements in accordance with accounting principles generally accepted in the U.S. (GAAP). The preparation of financial statements in accordance with GAAP requires the use of estimates, assumptions, judgments and interpretations that can affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities and other supplemental disclosures. Estimates have been prepared on the basis of the most current and best available information, and actual results could differ materially from those estimates. The areas most affected by the Company's accounting policies and estimates are revenue recognition/long-term contracts, goodwill and intangible assets, employee retirement and post retirement benefit plans, litigation, environmental remediation costs and income taxes. These areas are discussed in more detail in the Company's Annual Report on Form 10-K for the year ended November 30, 2002. There have been no significant changes in the Company's key accounting policies during the first nine months of 2003.

NEW ACCOUNTING PRONOUNCEMENTS

      In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a material effect on the Company's results of operations, liquidity, or financial condition.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirely, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 49 did not have a material effect on the Company's results of operations, liquidity, or financial condition.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS 150 represents a significant change in practice in the accounting for a number of mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company's results of operations, liquidity, or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

      The Company broadly defines liquidity as its ability to generate sufficient operating cash flows, as well as its ability to obtain debt and equity financing and to convert to cash those assets that are no longer required to meet its strategic and financial objectives. Changes in net cash provided by operating activities generally reflect earnings plus depreciation and amortization and other non-cash charges and the effect of changes in working capital. Changes in working capital generally are the result of timing differences between the collection of customer receivables and payment for materials and operating expenses

      Net cash provided by (used in) operating activities

      Operating activities provided net cash of $7 million for the first nine months of 2003 compared to a $40 million use of cash in the first nine months of 2002. The increase in operating cash flow in 2003 reflects improved operating results for the Aerospace and Defense and Fine Chemical segments (after adjusting for the non-cash impact of employee retirement benefit plans) offset in part by reduced profits for the GDX Automotive segment. Operating cash flows in 2003 also reflect a reduction in working capital usage, primarily in the Aerospace and Defense segment, as compared to the same period in 2002. Net cash used in operating activities for the first nine months of fiscal 2002 was negatively affected by working capital requirements, including needs for Aerojet's fixed-price production contracts such as the Atlas V program.

      Net cash used in investing activities

      The Company used $111 million in cash for investing activities for the first nine months of 2003 compared to $35 million used for the comparable period in 2002. Included in cash used in investing activities in 2003 is $95 million of restricted cash from the net proceeds of the senior subordinated notes issued in August 2003. Capital expenditures totaled $36 million for the first nine months of 2003 and $31 million for the first nine months of 2002. The Company's capital expenditures directly support the Company's contract and customer requirements and are primarily made for asset replacement and capacity expansion, cost reduction initiatives and safety and productivity improvements. Investing activities in the first nine months of 2003 included a cash inflow of $7 million from the sale of GDX Automotive assets and operations in Germany and $13 million from the sale of a building complex (after transaction costs and tenant improvement obligations). Investing activities for the first nine months of 2002 included a net cash outflow of approximately $8 million related to the Company's reacquisition of the minority interest in AFC.

      Net cash provided by financing activities

      Net cash provided by financing activities for the first nine months of 2003 was $113 million compared with $66 million for the first nine months of 2002. Cash flow from financing activities in both periods relates primarily to activities involving the Company's borrowings, net of repayments. The Company paid dividends of $4 million in both periods presented.

      On August 11, 2003, GenCorp sold $150 million aggregate principal amount of its 9-1/2% the senior subordinated notes due August 2013. Issuance of the senior subordinated notes generated net proceeds of $145 million. The Company used approximately $50 million of the net proceeds to repay the then existing balance of the revolving credit facility. Amounts repaid under the revolving credit facility may be reborrowed. The remaining net proceeds of $95 million are held in a restricted cash account to be used for the ARC Propulsion acquisition. Under an amendment and waiver to the senior credit facility, if the Company does not complete the ARC Propulsion acquisition by December 31, 2003, GenCorp will be required to use the balance of the net proceeds to repay in full outstanding indebtedness under term loan A, plus accrued and unpaid interest, with the remainder to be used to repay outstanding indebtedness under term loan B, plus accrued and unpaid interest, subject to modification in accordance with the terms of the amendment and waiver. Once repaid, term loan A and term loan B indebtedness may not be reborrowed.

      In April 2002, GenCorp sold $150 million aggregate principal amount of its convertible subordinated notes due 2007 in a private placement. The net proceeds of the offering were approximately $144 million. The Company used approximately $25 million of the net proceeds to repay in full term loan C and does not have the ability to reborrow these funds. The Company also used approximately $119 million to repay outstanding debt under the revolving credit facility. Amounts repaid against the outstanding debt under the revolving credit facility may be reborrowed at any time or from time to time and may be used for any purpose, subject to the limits contained in the senior credit facility.

      Liquidity

      At August 31, 2003 and November 30, 2002, unrestricted cash and cash equivalents totaled $61 million and $48 million, respectively, and availability under the Company's credit facilities totaled $97 million and $75 million, respectively. Restricted cash of $95 million at August 31, 2003, must be used either to fund the acquisition of ARC Propulsion or, in the event the acquisition does not close by December 31, 2003, to repay term loans.

      The Company currently believes that its existing cash and cash equivalents, forecasted cash flows from operations and asset sales and borrowings available under its credit facilities will provide sufficient funds to meet its operating plan for the next twelve months. The operating plan for this period provides for full operation of the Company's business, interest and principal payments on the Company's debt and anticipated dividend payments.

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

      Major factors that could adversely impact the Company's forecasted operating cash and its financial condition are described in "Forward-Looking Statements" and "Risk Factors" below. In addition, the Company's liquidity and financial condition will continue to be affected by changes in prevailing interest rates on the portion of debt that bears interest at variable interest rates.

FORWARD-LOOKING STATEMENTS

      Certain information contained in this report should be considered "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and/or assumptions underlying or judgments concerning matters discussed in this document. The words "believe," "estimate," "anticipate," "project," and "expect," and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties with respect to future sales and activity levels, cash flows, contract performance, the outcome of contingencies including environmental remediation, and anticipated costs of capital some of which are described in "Risk Factors."

RISK FACTORS

      A variety of factors could cause actual results or outcomes to differ materially from those expected by the Company and expressed in the Company's forward-looking statements. Some important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements include, but are not limited to, the following:

      - Legal and regulatory developments that may have an adverse impact on the Company or its segments. For example: 1) the judgment order in the amount of approximately $29 million entered November 21, 2002 against GenCorp in GenCorp Inc. v Olin Corporation (U.S. District Court for the Northern District of Ohio, Eastern Division), if it is upheld on appeal and the reductions to which the Company believes it is entitled are not realized; 2) restrictions on real estate development that could delay the Company's proposed real estate development activities; 3) a change in toxic tort or asbestos litigation trends that is adverse to the Company; and 4) changes in international tax laws or currency controls.

      - Changes in Company-wide or business segment strategies, which may result in changes in the types or mix of business in which the Company is involved or chooses to invest.

      - Changes in U.S., global or regional economic conditions, which may affect, among other things, 1) consumer spending on new vehicles which could reduce demand for products from the GDX Automotive segment, 2) customer funding for the purchase of Aerospace and Defense products which may impact the segment's business base and, as a result, impact its ability to recover environmental costs, 3) health care spending and demand for the pharmaceutical ingredients produced by Fine Chemicals, 4) the Company's ability to successfully complete its real estate activities, and 5) the funded status and costs related to employee retirement benefit plans.

      - Changes in U.S. and global financial markets, including market disruptions, and significant currency or interest rate fluctuations, which may impede the Company's access to, or increase the cost of, external financing for its operations and investments and/or materially affect results of operations and cash flows.

      - Risks associated with the Company's Aerospace and Defense segment's being a defense contractor including: 1) the right of the U.S. government to terminate any contract for convenience; 2) modification or termination of U.S. government contracts due to lack of congressional funding; and 3) the lack of assurance that bids for new programs will be successful, contract options will be exercised or follow-on contracts will be awarded in light of the competitive bidding atmosphere under which most contracts are awarded.

      - Increased competitive pressures both domestically and internationally which may, among other things, affect the performance of the Company's businesses. For example, the automotive industry is increasingly outsourcing the production of key vehicle sub-assemblies. Accordingly, industry suppliers, such as the Company's GDX Automotive segment, will need to demonstrate the ability to be a reliable supplier of integrated components to maintain and expand their market share.

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

      These and other factors are described in more detail in the Company's Annual Report on Form 10-K for the year ended November 30, 2002 and its subsequent filings with the Securities and Exchange Commission. Additional risks may be described from time-to-time in future filings with the U.S. Securities and Exchange Commission. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results, and may be beyond the Company's control.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There have been no material changes to the Company's disclosures related to certain market risks as reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Annual Report of GenCorp to the U.S. Securities and Exchange Commission on Form 10-K for the year ended November 30, 2002, except as noted below.

INTEREST RATE RISK

      The Company uses interest rate swaps and a combination of fixed and variable rate debt to reduce its exposures to interest rate risk. The Company entered into interest rate swap agreements, effective January 10, 2003, on $100 million of its variable-rate debt (see Note 7 in Notes to Unaudited Condensed Consolidated Financial Statements). The remaining variable-rate debt under the Company's bank credit agreements of approximately $92 million is subject to fluctuations in market interest rates. A one-percentage point increase in interest rates on the unhedged variable-rate debt as of August 31, 2003, would decrease annual pretax income by $1 million.

FOREIGN CURRENCY EXCHANGE RISK

      The Company periodically uses foreign currency forward contracts to reduce its exposure to exchange rate fluctuations on intercompany loans denominated in foreign currencies. In the second quarter of 2003, the Company entered into three foreign currency forward contracts. Two of the contracts totaling 15 million Euro matured in April. As of August 31, 2003, the Company has one forward contract outstanding totaling 7 million Euro which matures November 28, 2003. Forward contracts are marked-to-market each period and unrealized gains or losses are included in other income and expense. The unrealized loss on the outstanding forward contract was not material to the Company's consolidated financial statements. The remaining foreign currency denominated debt is not material to the Company's consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial and accounting officer, based on their evaluation of the Company's disclosure controls and procedures, as defined in Exchange Act Rules 13a - 14(c), as of August 31, 2003, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

      (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Except as disclosed in Note 8(a), Note 8(b) and Note 15 in Part I and incorporated herein by reference, there have been no material developments in the pending legal proceedings as previously reported in the Annual Report of GenCorp Inc. to the SEC on Form 10-K for the year ended November 30, 2002 and subsequent periodic reports filed with the SEC. Reference is made to Item 3, Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended November 30, 2002 and to Part II, Item 1, Legal Proceedings in our Quarterly Report on Form 10-Q for the quarters ended May 31, 2003 and February 28, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      A)    Exhibits

            No.   Description
            ---   -----------
            2.1   First Amendment to Purchase Agreement, dated August 29, 2003, between Aerojet-General Corporation and Atlantic Research
                  Corporation (filed as Exhibit 2.2 to GenCorp's Registration
                  Statement on Form S-4 (File No. 333-109518) and incorporated herein by reference)

            2.2 Second Amendment to Purchase Agreement, dated September 30, 2002, between Aerojet-General Corporation and Atlantic Research Corporation.

            3.1 Amended Articles of Incorporation of GenCorp Inc. filed with the Secretary of State of Ohio on August 7, 2003 (filed as
                  Exhibit 3.1 to GenCorp's Registration Statement on Form S-4 (File No. 333-109518) and incorporated herein by reference)

            4.1 Indenture, dated as of August 11, 2003, between GenCorp Inc., the Guarantors named therein and The Bank of New York, as trustee (filed as Exhibit 4.1 to GenCorp's Registration Statement on Form S-4 (File No. 333-109518) and incorporated herein by reference)

            4.2 Registration Rights Agreement, dated as of August 11, 2003, among GenCorp Inc., the Guarantors named therein and the Initial Purchasers named therein (filed as Exhibit 4.2 to GenCorp's Registration Statement on Form S-4 (File No. 333-109518) and incorporated herein by reference)

            4.3   Form of Initial Notes (included in Exhibit 4.1)

            4.4   Form of Exchange Notes (including in Exhibit 4.1)

            10.1 Amendment No. 1 to Amended and Restated Credit Agreement and Limited Waiver and consent, dated July 29, 2003, among GenCorp Inc., Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), for itself, as a Lender, and as Administrative Agent for the Lenders, and the other Lenders signatory thereto (Filed as Exhibit 10.1 to GenCorp's Registration statement on Form S-4 (File No. 333-109518) and incorporated herein by reference.)

            10.2 Amendment No. 2 to Amended and Restated Credit dated August 25, 2003, among GenCorp Inc., Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), for itself, as a Lender, and as Administrative Agent for the Lenders, and the other Lenders signatory thereto (Filed as Exhibit 10.2 to GenCorp's Registration statement on Form S-4 (File No. 333-109518) and incorporated herein by reference.)

            31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

            31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

            32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      B)    Reports on Form 8-K

            On July 28, 2003, the Company filed an 8-K under Item 5 thereof with respect to its press release dated July 24, 2003 in which the Company announced that its Aerojet subsidiary is selling a 96,000 square foot office complex on approximately 11 acres in Sacramento County for $14.9 million and its press release dated July 25, 2003 in which the Company announced that it is planning to issue $175 million senior subordinated notes due 2013 in a private placement to institutional investors.

            On August 8, 2003, the Company filed an 8-K under Item 5 thereof with respect to its press release dated August 6, 2003 in which the Company announced that it has agreed to sell $150 million aggregate principal amount of senior subordinated notes due 2013 in a private placement to institutional investors.

            On September 8, 2003, the Company filed an 8-K under Item 9 and Item 12 thereof with respect to its press release dated September 4, 2003 revising previously issued earnings guidance for the third quarter and fiscal year 2003 and announcing several personnel actions that have been taken or will be taken at the GDX executive level.

            On October 6, 2003, the Company filed a Form 8-K under Item 9 and
      Item 12 thereof with respect to its press release dated October 6, 2003 in which the Company announced a third quarter of 2003 loss of $2 million, or $0.05 per share, compared to $10 million or $0.19 per share for the third quarter of 2002.

            On October 9, 2003, the Company filed a Form 8-K under Item 5 thereof with respect to its press release dated October 6, 2003 announcing the resignation of Michael Bryant from his positions as President of GDX Automotive and Vice President of GenCorp Inc.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GenCorp Inc.



Date: October 15, 2003                   By: /s/ Terry L. Hall
                                             -----------------------------------
                                             Terry L. Hall
                                             President and Chief Executive
                                             Officer

Date: October 15, 2003                   By: /s/ Yasmin R. Seyal
                                             -----------------------------------
                                             Yasmin R. Seyal
                                             Senior Vice President, Chief
                                             Financial Officer and Principal
                                             Accounting Officer