Form 10-Q/A
period 2003-08-31
GENCORP INC
filed 2003-10-23
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

     As of September 30, 2003, there were 43,989,168 outstanding shares of the Company’s Common Stock, $0.10 par value.

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2003, as filed on October 15, 2003. This amendment is being filed for the sole purpose of correcting a printing error that caused the dates shown in the column headers of the condensed consolidated statements of income for the nine months ended August 31, 2003 and August 31, 2002 to be transposed. This correction does not change the Company’s published results for the three months ended August 31, 2003 and August 31, 2002, or any other financial information, explanatory notes, or management discussion and analysis of financial condition and results of operations provided in the Quarterly Report on Form 10-Q as originally filed. For ease of reference, the full text of the Company’s Quarterly Report for the quarterly period ended August 31, 2003 is repeated in its entirety in this Form 10-Q/A.

GenCorp Inc.

Quarterly Report on Form 10-Q
For the Quarterly Period Ended August 31, 2003

Item
Number		Page

	PART I – FINANCIAL INFORMATION
1	Financial Statements	1
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
3	Quantitative and Qualitative Disclosures About Market Risk	42
4	Controls and Procedures	43
	PART II – OTHER INFORMATION
1	Legal Proceedings	43
6	Exhibits and Reports on Form 8-K	43
	SIGNATURES
	Signatures	46

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

GenCorp Inc.

Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended		Nine months ended
	August 31,		August 31,

	2003	2002	2003	2002

	(In millions, except per share amounts)
Net Sales	$283	$266	$869	$818
Costs and Expenses
Cost of products sold	237	216	719	670
Selling, general and administrative	22	16	61	45
Depreciation and amortization	21	18	58	50
Interest expense	6	4	17	11
Other (income) expense, net	2	–	(1)	6
Unusual items, net	2	–	2	9

Income (Loss) Before Income Taxes	(7)	12	13	27
Income tax provision (benefit)	(4)	4	3	10

Net Income (Loss)	$(3)	$8	$10	$17

Earnings (Loss) Per Share of Common Stock
Basic	$(0.07)	$0.19	$0.23	$0.40

Diluted	$(0.07)	$0.19	$0.23	$0.40

Weighted average shares of common stock outstanding	43.5	42.9	43.2	42.8

Weighted average shares of common stock outstanding, assuming dilution	43.5	51.4	43.3	43.2

Dividends Declared Per Share of Common Stock	$0.03	$0.03	$0.09	$0.09

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Condensed Consolidated Balance Sheets

	August 31,	November 30,
	2003	2002

	(Dollars in millions)
Current Assets
Cash and cash equivalents	$61	$48
Accounts receivable	113	139
Inventories, net	183	167
Recoverable from the U.S. Government and other third parties for environmental remediation	24	24
Prepaid expenses and other	12	5

Total Current Assets	393	383
Noncurrent Assets
Restricted cash	95	–
Property, plant and equipment, net	473	481
Recoverable from the U.S. Government and other third parties for environmental remediation	192	208
Deferred income taxes	–	9
Prepaid pension asset	349	337
Goodwill, net	132	126
Other noncurrent assets, net	103	92

Total Assets	$1,737	$1,636

Current Liabilities
Short-term borrowings and current portion of long-term debt	$44	$22
Accounts payable	77	89
Reserves for environmental remediation	39	39
Income taxes payable	15	22
Current deferred income taxes	–	1
Other current liabilities	200	200

Total Current Liabilities	375	373
Noncurrent Liabilities
Other long-term debt, net of current portion	161	215
Convertible subordinated notes	150	150
Senior subordinated notes	150	–
Reserves for environmental remediation	278	301
Postretirement benefits other than pensions	165	176
Other noncurrent liabilities	65	61

Total Noncurrent Liabilities	969	903
Commitments and Contingent Liabilities
Shareholders’ Equity
Preference stock, par value of $1.00 per share; 15.0 million shares authorized; none issued or outstanding	–	–
Common stock, par value of $0.10 per share; 150.0 million shares authorized; 44.1 million shares issued, 43.6 million shares outstanding as of August 31, 2003 (43.5 million shares issued, 43.0 million shares outstanding as of November 30, 2002)	4	4
Other capital	17	13
Retained earnings	362	356
Accumulated other comprehensive income (loss), net of income taxes	10	(13)

Total Shareholders’ Equity	393	360

Total Liabilities and Shareholders’ Equity	$1,737	$1,636

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	August 31,

	2003	2002

	(Dollars in millions)
Operating Activities
Net income	$10	$17
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net loss related to reacquisition of minority ownership interest in subsidiary	–	2
Gain on sale of property, plant and equipment	(10)	–
Foreign exchange gain	(2)	–
Depreciation and amortization	58	50
Deferred income taxes	8	15
Changes in assets and liabilities, net of effects of acquisitions of businesses:
Current assets	12	36
Noncurrent assets	(2)	(112)
Current liabilities	(34)	(101)
Noncurrent liabilities	(33)	53

Net Cash Provided by (Used in) Operating Activities	7	(40)
Investing Activities
Capital expenditures	(36)	(31)
Restricted cash	(95)	–
Proceeds from sale of property, plant and equipment	20	4
Acquisition of businesses, net of cash acquired	–	(8)

Net Cash Used in Investing Activities	(111)	(35)
Financing Activities
Proceeds from issuance of subordinated notes	150	150
Repayments on revolving credit facility, net	(45)	(60)
Net short-term debt (repaid) incurred	21	(6)
Proceeds from the issuance of long-term debt	6	25
Repayments of long-term debt	(14)	(37)
Debt issuance costs	(5)	(6)
Dividends paid	(4)	(4)
Other equity transactions	4	4

Net Cash Provided by Financing Activities	113	66

Effect of exchange rate fluctuations on cash and cash equivalents	4	2

Net Increase (Decrease) in Cash and Cash Equivalents	13	(7)
Cash and Cash Equivalents at Beginning of Period	48	44

Cash and Cash Equivalents at End of Period	$61	$37

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

     In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. During the third quarter of 2003, the Company’s GDX Automotive recorded a $3 million charge related to the correction of accounting for certain customer pricing allowances and vendor rebates, which individually and in the aggregate, were not material to the periods in which they were initially recorded. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, operating results for interim periods may not be indicative of the results of operations for a full year.

     Certain reclassifications have been made to financial information for prior periods to conform to the current period presentation.

     GenCorp is a multinational manufacturing and engineering company operating primarily in North America and Europe. The Company’s operations are organized into three segments: GDX Automotive, Aerospace and Defense, and Fine Chemicals. The Company’s GDX Automotive segment is a major automotive supplier, engaged in the development and manufacture of highly engineered extruded and molded rubber and plastic sealing systems for automotive original equipment manufacturers.

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

     In May 2003, Aerojet entered into an agreement to acquire substantially all of the assets related to the propulsion business of Atlantic Research Corporation (ARC Propulsion), for $133 million plus transaction costs. ARC Propulsion is a developer and manufacturer of advanced solid rocket propulsion systems, gas generators and auxiliary rocket motors for both space and defense applications. Aerojet expects to receive regulatory approval and complete its acquisition of ARC Propulsion in October 2003. The acquisition will be funded with the proceeds of the $150 million senior subordinated notes offering completed in August 2003 (Note 7), a portion of the proceeds of which were used to temporarily repay borrowings under the Company’s revolving credit facility pending completion of the acquisition.

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

2. Earnings (Loss) Per Share of Common Stock

     A reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share of common stock (EPS) is presented in the following table (dollars in millions, except per share amounts; shares in thousands):

	Three months ended August 31,		Nine months ended August 31,

	2003	2002	2003	2002

Numerator for Basic EPS
Net income (loss)	$(3)	$8	$10	$17

Numerator for Diluted EPS
Net income (loss)	$(3)	$8	$10	$17
Interest on convertible notes	–	1	–	–

	$(3)	$9	$10	$17

Denominator for Basic EPS
Weighted average shares of common stock outstanding	43,478	42,919	43,234	42,788

Denominator for Diluted EPS
Weighted average shares of common stock outstanding	43,478	42,919	43,234	42,788
Employee stock options	–	320	41	410
Convertible notes	–	8,143	–	–
Other	–	–	2	–

	43,478	51,382	43,277	43,198

Basic EPS	$(0.07)	$0.19	$0.23	$0.40

Diluted EPS	$(0.07)	$0.19	$0.23	$0.40

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

3. Stock Based Compensation

     As permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation and Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation – Transition and Disclosure, the Company applies the existing accounting rules under APB Opinion No. 25, Accounting for Stock Issued to Employees, which provides that no compensation expense is charged for options granted at an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense for the Company’s stock option plans been determined based upon the fair value at the grant date for awards under these plans using market-based option valuation models, net income (loss) and the effect on net income (loss) per share would have been as follows (dollars in millions, except per share amounts):

	Three months ended August 31,		Nine months ended August 31,

	2003	2002	2003	2002

Net income (loss), as reported	$(3)	$8	$10	$17
Add: Stock based compensation expense reported, net of related tax effects	–	1	–	1
Deduct: Stock based compensation expense determined under fair value based method for all awards, net of related tax effects	–	(1)	(1)	(2)

Net income (loss), pro forma	$(3)	$8	$9	$16

As reported
Basic	$(0.07)	$0.19	$0.23	$0.40

Diluted	$(0.07)	$0.19	$0.23	$0.40

Pro forma
Basic	$(0.07)	$0.18	$0.21	$0.39

Diluted	$(0.07)	$0.18	$0.21	$0.38

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

4. Inventories

	August 31,	November 30,
	2003	2002

	(Millions)
Raw materials and supplies	$32	$32
Work-in-process	19	16
Finished goods	13	15

Approximate replacement cost of inventories	64	63
LIFO reserves	(4)	(4)

	60	59
Long-term contracts at average cost	180	164
Progress payments	(57)	(56)

Inventories	$183	$167

5. Property, Plant and Equipment

	August 31,	November 30,
	2003	2002

	(Millions)
Land	$50	$50
Buildings and improvements	281	299
Machinery and equipment	744	708
Construction-in-progress	43	23

	1,118	1,080
Less: accumulated depreciation	(645)	(599)

Total property, plant and equipment, net	$473	$481

6. Other Current Liabilities

	August 31,	November 30,
	2003	2002

	(Millions)
Accrued liabilities for goods and services	$83	$95
Advanced payments on contracts	8	6
Accrued compensation and employee benefits	34	37
Other postretirement benefits	29	29
Other	46	33

Total other current liabilities	$200	$200

7. Long-term Debt

	August 31,	November 30,
	2003	2002

	(Millions)
Senior credit facility:
Revolving credit facility	$–	$45
Term loan A	57	71
Term loan B	114	115
Senior subordinated notes	150	–
Convertible subordinated notes	150	150
Other	34	6

Total debt	505	387
Less: amounts due within one year	(44)	(22)

Long-term debt	$461	$365

     As of August 31, 2003, the borrowing limit under the revolving credit facility was $137 million. As of August 31, 2003, the Company had no borrowings outstanding and had letters of credit outstanding of $55 million. The Company has borrowing capability totaling $34 million on additional credit facilities in Europe and Canada, under which $19 million was outstanding as of August 31, 2003 (included in other debt in the table above). Availability under the Company’s various credit facilities totaled $97 million as of August 31, 2003.

     The average interest rate on the outstanding balance of long-term debt was 6.6 percent. As of August 31, 2003, the Company was in compliance with its debt covenants.

     On August 11, 2003, the Company sold $150 million aggregate principal amount of senior subordinated notes due August 2013 in a private placement pursuant to Rule 144A under the Securities Act of 1933. Interest on the senior subordinated notes accrues at a rate of 9 1/2% per annum and is payable on August 15 and February 15, beginning February 15, 2004. All or any portion of the senior subordinated notes may be redeemed by the Company on or after August 15, 2008 at redemption prices beginning at 104.75% and reducing to 100.00% by 2011. The senior subordinated notes are unsecured and subordinated to all of the Company’s existing and future senior indebtedness, including borrowings under its senior credit facility. The terms of the senior subordinated notes include certain restrictive covenants, that, among other things, limit the incurrence of additional indebtedness, certain restricted payments, asset sales, stock dividends, investments and mergers and consolidations. The senior subordinated notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis by the Company’s material domestic subsidiaries.

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

     Issuance of the senior subordinated notes generated net proceeds of $145 million after deduction of underwriting discounts and expenses. The Company used approximately $50 million of the net proceeds to repay all of the outstanding indebtedness under the revolving credit facility, which amount may be reborrowed, and intends to use the balance of the net proceeds to finance a portion of the purchase price of the ARC Propulsion acquisition and to pay related fees and expenses. The remainder of the purchase price for the ARC Propulsion acquisition will be financed with borrowings under the revolving credit facility at the time the acquisition closes. Pending completion of the ARC Propulsion acquisition, the remaining net proceeds of $95 million are held in a designated cash account and classified as restricted cash on the Company’s balance sheet.

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

8. Commitments and Contingencies

     a.     Legal proceedings

Groundwater Cases

     Along with other industrial Potentially Responsible Parties (PRPs) and area water purveyors, Aerojet was sued in 17 cases by approximately 1,500 private plaintiffs residing in the vicinity of the defendants’ facilities in Sacramento, California, and the Company’s former facility in Azusa, California. The individual plaintiffs generally seek damages for illness, death, and economic injury allegedly caused by their ingestion of groundwater contaminated or served by defendants, without specifying actual damages. Aerojet and other industrial defendants involved in the litigation are the subject of certain investigations under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and the Resource Conservation and Recovery Act (RCRA).

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

Water Entity Cases

     In October 1999, Aerojet was sued by American States Water Company (ASWC), a local water purveyor, for damages, including unspecified past costs, replacement water for contaminated drinking water wells near Aerojet’s Sacramento, California, manufacturing facility and other future damages. American States Water Company, et al. v. Aerojet-General Corporation, et al., Case No. 99AS05949, Sacramento County Superior Court. The plaintiffs also sued the State of California for inverse condemnation. While both cases were consolidated in 2001, American States Water Company and the State of California recently entered into two separate settlement agreements to resolve the dispute. The trial court approved the settlements with the California State Water Resources Control Board and the Central Valley Regional Water Quality Control Board (Central Valley RWQCB). Aerojet unsuccessfully opposed the settlement and filed petitions to the Third District Court of Appeals and California Supreme Court seeking to overturn the settlement, claiming the settlement was not in good faith. The appellate courts denied review of the settlement. The trial date scheduled for October 2003 has been deferred to November 2003 to permit recently initiated settlement discussions between Aerojet and ASWC to proceed (Note 15). Of significance to the case is Aerojet’s recent agreement with the Sacramento County Water Agency (the County) in which Aerojet agreed to transfer all remediated groundwater from its Sacramento California site to the County. Subject to various provisions of the County agreement including approval under California Environmental Quality Act (CEQA), the County will assume responsibility for providing replacement water to ASWC and other impacted water purveyors up to the amount of remediated water Aerojet transferred to the County. Aerojet has also agreed to pay the County approximately $13 million over several years toward the cost of constructing a replacement water supply project. If the amount of Aerojet’s transferred water is in excess of the replacement water provided to the impacted water purveyors, the County has committed to make water available for the development of Aerojet’s land in an amount equal to the excess.

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

     In October 2002, Aerojet, along with approximately 60 other individual and corporate defendants, was served with four civil suits filed in the U.S. District Court for the Central District of California that seek recovery of costs allegedly incurred in response to the contamination present at the South El Monte Operable Unit (SEMOU) of the San Gabriel Valley Superfund site. The cases are denominated as follows: The City of Monterey Park v. Aerojet-General Corporation, et al., (CV-02-5909 ABC (RCx)); San Gabriel Basin Water Quality Authority v. Aerojet-General Corporation, et al., (CV-02-4565 ABC (RCx)); San Gabriel Valley Water Company v. Aerojet-General Corporation, et al., (CV-02-6346 ABC (RCx)) and Southern California Water Company v. Aerojet-General Corporation, et al., (CV-02-6340 ABC (RCx)). The cases have been coordinated for ease of administration by the court. Aerojet filed its answer to the complaint filed by the San Gabriel Valley Water Quality Authority and motions to dismiss the other three complaints. The court ruled on Aerojet’s motions to dismiss, and dismissed several alleged causes of action in such complaints. The remaining claims are based upon allegations of discharges from a former site in the El Monte area, as more fully discussed below under the heading “San Gabriel Valley Basin, California — South El Monte Operable Unit.” Aerojet is vigorously defending the actions as its investigations do not identify a credible connection between the contaminants identified by the water entities in the SEMOU and those detected at Aerojet’s former facility located in El Monte, California, near the SEMOU (East Flair Drive site). Aerojet has notified its insurers of these claims.

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

     Since the mid-1990’s, GenCorp has been named in 28 toxic tort cases involving alleged exposure to VC. With the exception of one case brought by the family of a former Ashtabula employee, GenCorp is alleged to be a “supplier/manufacturer” of PVC and/or a civil co-conspirator with other VC and PVC manufacturers. Plaintiffs generally allege that GenCorp suppressed information about the carcinogenic risk of VC to industry workers, and placed VC or PVC into commerce without sufficient warnings. Of these 28 cases, 14 have been settled or dismissed on terms favorable to the Company, including the case where GenCorp was the employer. During 2003, one case was dismissed against GenCorp and other alleged co-conspirators because the plaintiff could not establish any evidence of fraud or conspiracy to commit fraud, and since the case is still pending against the VC suppliers, no appeal has been taken. Another case was dismissed in 2003 on statute of limitations grounds and the appeal by the plaintiff in that case was later dismissed.

     Of the remaining 14 pending cases, there are 2 cases which allege VC exposure through various aerosol consumer products. In these cases, VC is alleged to have been used as an aerosol propellant during the 1960’s, and the suits name numerous consumer product manufacturers, in addition to more than 30 chemical manufacturers. GenCorp used VC internally, but never supplied VC for aerosol or any other use. The other 12 cases involve employees at VC or PVC facilities which had no connection to GenCorp, one of which is a class action seeking a medical monitoring program for former employees at a PVC facility in New Jersey. The complaints in each of these cases assert GenCorp’s involvement in the alleged conspiracy stems from GenCorp’s membership in trade associations. GenCorp is vigorously defending against all claims in these cases.

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

     The plaintiffs are seeking class action certification by motion and the briefs have been filed before the trial court. The trial court has not yet ruled on the plaintiffs’ motion for class action certification; however, a decision by the court is expected before the end of the second quarter 2004. The putative class representatives currently consist of four hourly retirees from the Jeannette, Pennsylvania facility of OMNOVA, the company spun-off from GenCorp on October 1, 1999, two hourly retirees from OMNOVA’s former Newcomerstown, Ohio facility, and three hourly retirees from GenCorp’s former tire plants in Akron, Ohio, Mayfield, Kentucky, and Waco, Texas. The putative class encompasses all eligible hourly retirees formerly represented by the unions URW or USWA. The unions, however, are not party to the suit and have agreed not to support such litigation pursuant to an agreement negotiated with GenCorp. GenCorp prevailed in a similar class action filed in 1995 involving salaried employees and arising at its Wabash, Indiana location. Divine, et al. v. GenCorp Inc., U.S.D.C., N.D. IN (South Bend, IN), Case No. 96-CV-0394-AS.

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

     During the third quarter, Aerojet entered into an agreement with the Sacramento County Water Agency (the County) whereby it agreed to transfer all remediated groundwater from its Sacramento California site to the County. Subject to various provisions of the County agreement including approval under California Environmental Quality Act (CEQA), the County will assume responsibility for providing replacement water to ASWC and other impacted water purveyors up to the amount of remediated water Aerojet transferred to the County. Aerojet has also agreed to pay to the County over several years approximately $13 million toward the cost of constructing a replacement water supply project. If the amount of Aerojet’s transferred water is in excess of the replacement water provided to the impacted water purveyors, the County has committed to make water available for the development of Aerojet’s land in an amount equal to the excess. The liability for these payments is included in the Company’s reserves for environmental remediation.

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

     Aerojet has been served with civil suits filed in the U.S. District Court for the Central District of California by four public and private water companies. The suits seek recovery of costs allegedly incurred in response to the contamination present in the SEMOU. Plaintiffs allege that groundwater in the SEMOU is contaminated with chlorinated solvents that were released into the environment by Aerojet and other parties causing plaintiffs to incur unspecified response costs and other damages. Aerojet’s investigations to date have not identified a credible connection between the contaminants identified by the water entities in the SEMOU and those detected at Aerojet’s former facility located at 9100 & 9200 East Flair Drive, El Monte, California, which lies in or near the SEMOU.

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

     A summary of the Company’s environmental reserve activity for the nine months ended August 31, 2003, is shown below (in millions):

	November 30,		August 31,
	2002	Expenditures	2003

Aerojet	$318	$21	$297
Other sites	22	2	20

Total	$340	$23	$317

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

9. Arrangements with Off-Balance Sheet Risk

     As of August 31, 2003, obligations required to be disclosed in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others consisted of:

•	$55 million in outstanding commercial letters of credit expiring in 2003 and 2004 and securing obligations for environmental remediation, insurance coverage and litigation.

•	Up to $120 million aggregate in guarantees by GenCorp of Aerojet’s obligations to government agencies for environmental remediation activities, subject to partial offsets for other financial assurances provided in conjunction with these obligations. (See Note 8(b).)

•	$36 million in guarantees by GenCorp of bank loans and lines of credit of its subsidiaries.

•	Guarantees, jointly and severally, by its material domestic subsidiaries, of GenCorp’s obligations under its bank credit agreements and its $150 million senior subordinated notes due August 2013. (See Note 7 and Note 13)

10. Shareholders’ Equity

     On July 11, 2003, the Company’s Board of Directors declared a quarterly dividend of $0.03 per share on the Company’s $0.10 par value common stock. The dividend was paid on August 29, 2003.

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

	Three months ended August 31,		Nine months ended August 31,

	2003	2002	2003	2002

	(Millions)		(Millions)
Net income (loss)	$(3)	$8	$10	$17
Other comprehensive income (loss), net of income taxes:
Effects of foreign currency translation adjustments	(16)	9	24	19
Change in fair value of interest rate swaps	1	—	(1)	—

Total comprehensive income (loss)	$(18)	$17	$33	$36

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

     In August 2003, the Company completed the sale of an office complex located in Sacramento County, California for $15 million, resulting in a pre-tax gain of $10 million. The Company’s real estate activities are included in the Aerospace and Defense segment.

     During the third quarter of 2003, the Aerospace and Defense segment recorded intersegment sales to the GDX Automotive segment of $2 million. Profit on these sales was not significant.

	Three months ended August 31,		Nine months ended August 31,

	2003	2002	2003	2002

	(Millions)		(Millions)
Net Sales
GDX Automotive	$174	$190	$579	$589
Aerospace and Defense	99	63	246	201
Fine Chemicals	12	13	46	28
Intersegment sales elimination	(2)	—	(2)	—

	$283	$266	$869	$818

Income (Loss) Before Income Taxes
GDX Automotive	$(14)	$5	$7	$25
Aerospace and Defense	21	14	41	44
Fine Chemicals	2	3	8	(1)
Unusual items	(2)	—	(2)	(6)

Segment operating profit	7	22	54	62
Interest expense	(6)	(4)	(17)	(11)
Corporate, other expenses and foreign exchange gains and losses	(8)	(6)	(24)	(21)
Unusual items	—	—	—	(3)

	$(7)	$12	$13	$27

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

     Absent both default and notice as specified in the Company’s senior credit facility and agreements governing the Company’s outstanding convertible notes and the senior subordinated notes, there are no restrictions on the Company’s ability to obtain funds from its subsidiary guarantors by dividend or loan.

     The Company has not presented separate financial and narrative information for each of the subsidiary guarantors because it believes that such financial and narrative information would not provide investors with any additional information that would be material in evaluating the sufficiency of the guarantees. Therefore, the following condensed consolidating financial information summarizes the financial position, results of operations and cash flows for the Company’s guarantor and non-guarantor subsidiaries.

Condensed Consolidating Statements of Income:

			Non-
Three months ended August 31,		Guarantor	guarantor
2003	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$46	$125	$114	$(2)	$283
Cost of products sold	43	95	101	(2)	237
Selling, general and administrative	14	2	6	—	22
Depreciation and amortization	4	9	8	—	21
Other (income) expense, net	—	4	—	—	4
Interest expense	3	1	2	—	6

Income (loss) before income taxes	(18)	14	(3)	—	(7)
Income tax provision (benefit)	(6)	3	(1)	—	(4)

Income (loss) before equity earnings	(12)	11	(2)	—	(3)
Equity earnings of subsidiaries	9	—	—	(9)	—

Net Income (Loss)	$(3)	$11	$(2)	$(9)	$(3)

			Non-
Three months ended August 31,		Guarantor	guarantor
2002	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$53	$95	$118	$—	$266
Cost of products sold	50	67	99	—	216
Selling, general and administrative	10	1	5	—	16
Depreciation and amortization	5	6	7	—	18
Other (income) expense, net	(4)	4	—	—	—
Interest expense	1	1	2	—	4

Income (loss) before income taxes	(9)	16	5	—	12
Income tax provision (benefit)	(1)	4	1	—	4

Income (loss) before equity earnings	(8)	12	4	—	8
Equity earnings of subsidiaries	16	—	—	(16)	—

Net Income	$8	$12	$4	$(16)	$8

Condensed Consolidating Statements of Income (Cont):

Nine months ended August		Guarantor	Non-guarantor
31, 2003	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$156	$342	$373	$(2)	$869
Cost of products sold	140	265	316	(2)	719
Selling, general and administrative	42	6	13	—	61
Depreciation and amortization	13	25	20	—	58
Other (income) expense, net	(9)	7	3	—	1
Interest expense	8	3	6	—	17

Income (loss) before income taxes	(38)	36	15	—	13
Income tax provision (benefit)	(12)	9	6	—	3

Income (loss) before equity earnings	(26)	27	9	—	10
Equity earnings of subsidiaries	36	—	—	(36)	—

Net Income	$10	$27	$9	$(36)	$10

Nine months ended August		Guarantor	Non-guarantor
31, 2002	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$175	$293	$350	$—	$818
Cost of products sold	156	219	295	—	670
Selling, general and administrative	27	5	13	—	45
Depreciation and amortization	14	20	16	—	50
Other (income) expense, net	5	10	—	—	15
Interest expense	2	3	6	—	11

Income (loss) before income taxes	(29)	36	20	—	27
Income tax provision (benefit)	(10)	14	6	—	10

Income (loss) before equity earnings	(19)	22	14	—	17
Equity earnings of subsidiaries	36	—	—	(36)	—

Net Income	$17	$22	$14	$(36)	$17

Condensed Consolidating Balance Sheets:

			Non-
		Guarantor	guarantor
August 31, 2003	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash	$18	$6	$37	$—	$61
Accounts receivable	8	49	56	—	113
Inventories	4	149	30	—	183
Recoverable from the U.S government and other third parties for environmental remediation costs	—	24	—	—	24
Prepaid expenses and other	2	9	1	—	12

Total current assets	32	237	124	—	393
Restricted cash	95	—	—	—	95
Property, plant and equipment, net	62	225	186	—	473
Recoverable from the U.S government and other third parties for environmental remediation costs	—	192	—	—	192
Prepaid pension asset	145	202	2	—	349
Goodwill	22	40	70	—	132
Intercompany, net	(415)	573	(158)	—	—
Other noncurrent assets, net	1,086	85	53	(1,121)	103

Total assets	$1,027	$1,554	$277	$(1,121)	$1,737

Short-term borrowings and current portion of long-term debt	$24	$—	$20	$—	$44
Accounts payable	15	20	42	—	77
Reserves for environmental remediation	7	32	—	—	39
Other current liabilities	(13)	189	39	—	215

Total current liabilities	33	241	101	—	375
Long-term debt, net of current portion	455	—	6	—	461
Reserves for environmental remediation	13	265	—	—	278
Postretirement benefits other than pensions	100	56	9	—	165
Other noncurrent liabilities	32	28	5	—	65

Total liabilities	633	590	121	—	1,344
Total shareholders’ equity	394	964	156	(1,121)	393

Total liabilities and shareholders’ equity	$1,027	$1,554	$277	$(1,121)	$1,737

Condensed Consolidating Balance Sheets (Cont):

			Non-
		Guarantor	guarantor
November 30, 2002	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash	$—	$13	$35	$—	$48
Accounts receivable	12	64	63	—	139
Inventories	5	131	31	—	167
Recoverable from the U.S government and other third parties for environmental remediation costs	—	24	—	—	24
Prepaid expenses and other	2	1	2	—	5

Total current assets	19	233	131	—	383
Property, plant and equipment, net	64	242	175	—	481
Recoverable from the U.S government and other third parties for environmental remediation costs	—	208	—	—	208
Prepaid pension asset	139	199	(1)	—	337
Goodwill	22	41	63	—	126
Intercompany, net	(367)	535	(168)	—	—
Other noncurrent assets, net	1,047	82	43	(1,071)	101

Total assets	$924	$1,540	$243	$(1,071)	$1,636

Short-term borrowings and current portion of long-term debt	$20	$—	$2	$—	$22
Accounts payable	17	27	45	—	89
Reserves for environmental remediation	7	32	—	—	39
Other current liabilities	(1)	176	48	—	223

Total current liabilities	43	235	95	—	373
Long-term debt, net of current portion	361	—	4	—	365
Reserves for environmental remediation	15	286	—	—	301
Postretirement benefits other than pensions	108	60	8	—	176
Other noncurrent liabilities	37	22	2	—	61

Total liabilities	564	603	109	—	1,276
Total shareholders’ equity	360	937	134	(1,071)	360

Total liabilities and shareholders’ equity	$924	$1,540	$243	$(1,071)	$1,636

Condensed Consolidating Statements of Cash Flows:

			Non-
Nine months ended		Guarantor	guarantor
August 31, 2003	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(22)	$25	$4	$—	$7
Cash flows from investing activities:
Capital expenditures	(7)	(9)	(20)	—	(36)
Other investing activities	(95)	13	7	—	(75)

Net cash provided by (used in) investing activities	(102)	4	(13)	—	(111)
Cash flows from financing activities:
Net transfers (to) from parent	49	(36)	(13)	—	—
Borrowings (repayments) on notes payable and long-term debt	93	—	20	—	113
Other financing activities	—	—	—	—	—

Net cash provided by (used in) financing activities	142	(36)	7	—	113
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	4	—	4

Net increase (decrease) in cash and cash equivalents	18	(7)	2	—	13
Cash and cash equivalents at beginning of period	—	13	35	—	48

Cash and cash equivalents at end of period	$18	$6	$37	$—	$61

Condensed Consolidating Statements of Cash Flows (Cont):

Nine months ended		Guarantor	Non-guarantor
August 31, 2002	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(30)	$(27)	$17	$—	$(40)
Cash flows from investing activities:
Capital expenditures	(10)	(13)	(8)	—	(31)
Acquisitions of businesses, net of cash acquired	—	—	—	—	—
Other investing activities	(8)	—	4	—	(4)

Net cash provided by (used in) investing activities	(18)	(13)	(4)	—	(35)
Cash flows from financing activities:
Net transfers (to) from parent	(33)	39	(6)	—	—
Borrowings (repayments) on notes payable and long-term debt	66	—	—	—	66
Other financing activities	14	—	(14)	—	—

Net cash provided by (used in) financing activities	47	39	(20)	—	66
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	2	—	2

Net decrease in cash and cash equivalents	(1)	(1)	(5)	—	(7)
Cash and cash equivalents at beginning of period	1	3	40	—	44

Cash and cash equivalents at end of period	$—	$2	$35	$—	$37

14. New Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a material effect on the Company’s results of operations, liquidity, or financial condition.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirely, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the Company’s results of operations, liquidity, or financial condition.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and, as such, SFAS 150 represents a significant change in practice in the accounting for a number of mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s results of operations, liquidity, or financial condition.

15. Subsequent Event

     As discussed in Note 8(a), Aerojet is involved in litigation with ASWC, a local water purveyor who is seeking damages, including unspecified past costs, replacement water for contaminated drinking water wells near Aerojet’s Sacramento, California, manufacturing facility and other future damages. The trial date scheduled for October 2003 has been deferred to November 2003 to permit recently initiated settlement discussions to proceed. On October 10, 2003, Aerojet and ASWC entered into a memorandum of understanding that provides an outline for a potential settlement agreement. A final settlement agreement incorporating the terms of the memorandum of understanding is subject to further review and negotiation, regulatory and other approvals and reaching satisfactory agreements with other affected water purveyors. The Company recorded an additional liability of $10 million in the third quarter 2003 for this matter, which represents management’s current estimate of the Company’s probable liability arising from the potentional settlement. The Company also recorded in other current and non-current assets a total of $8 million for the estimated settlement costs recoverable under Aerojet’s agreements with the U.S. government and other third parties. The net expense of $2 million has been classified as an unusual charge in the Company’s results of operations for the third quarter 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, our operating results for interim periods may not be indicative of the results of operations for a full year. This section contains a number of forward-

looking statements, all of which are based on current expectations and are subject to risks and uncertainties including those described in this Quarterly Report under the heading “Risk Factors.” Actual results may differ materially. This section should be read in conjunction with the GenCorp Annual Report on Form 10-K for the year ended November 30, 2002, and periodic reports subsequently filed with the United States Securities and Exchange Commission (SEC).

Overview

     GenCorp’s operations are organized into three segments: GDX Automotive, Aerospace and Defense, and Fine Chemicals. The Company’s GDX Automotive segment is a major automotive supplier, engaged in the development and manufacture of highly engineered extruded and molded rubber and plastic sealing systems for automotive original equipment manufacturers. The Aerospace and Defense segment includes the operations of Aerojet-General Corporation (Aerojet or AGC) and development activities related to real property located in California. Aerojet designs, develops and manufactures space and strategic rocket propulsion and tactical weapons under contracts with the major prime contractors to the U.S. government, the Department of Defense and the National Aeronautics and Space Administration. The segment also includes the Company’s real estate development activities. The Company’s Fine Chemicals segment consists of the operations of Aerojet Fine Chemicals LLC (AFC). AFC manufactures active pharmaceutical ingredients and registered intermediates for pharmaceutical and biotechnology companies.

     In October 2002, Aerojet acquired the assets of the General Dynamics Space Propulsion and Fire Suppression business (Redmond, Washington operations) for $93 million, including transaction costs.

     In May 2003, Aerojet entered into an agreement to acquire substantially all of the assets related to the propulsion business of Atlantic Research Corporation (ARC Propulsion) for $133 million plus transaction costs. ARC Propulsion is a developer and manufacturer of advanced solid rocket propulsion systems, gas generators and auxiliary rocket motors for both space and defense applications. Aerojet expects to receive regulatory approval to complete its acquisition of ARC Propulsion in October 2003. The acquisition will be funded from the proceeds of the $150 million senior subordinated notes offering completed in August 2003. A portion of the proceeds of the senior subordinated notes offering were used to temporarily repay borrowings under the Company’s revolving credit facility pending completion of the ARC Propulsion acquisition.

Results of Operations

     The following discussion pertains to activity included in the Company’s Unaudited Condensed Consolidated Statements of Income, which are contained in Part I, Item 1 of this report. See Note 12 to the Unaudited Condensed Consolidated Financial Statements for financial results for each of the Company’s operating segments.

     Sales for the third quarter 2003 were $283 million compared to $266 million for the third quarter 2002. Sales for the first nine months of 2003 were $869 million compared to $818 million for the first nine months of 2002. These increases reflect Aerojet’s acquisition of the Redmond, Washington operations in October 2002, a $15 million real estate sale in August 2003 and favorable currency exchange rates primarily at GDX Automotive. The increases were partially offset by increased customer pricing allowances and lower sales volume at GDX Automotive.

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

Fine Chemicals

     Fine Chemicals sales for the third quarter 2003 were $12 million compared to $13 million in the third quarter 2002. Sales for the first nine months of 2003 were $46 million compared to $28 million in the first nine months of 2002. As a contract manufacturer and ingredient supplier to pharmaceutical and biotechnology companies, AFC’s sales trends reflect, to a certain extent, increasing demand for its customers’ end products.

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

Key Accounting Policies and Estimates

     The Company prepares its financial statements in accordance with accounting principles generally accepted in the U.S. (GAAP). The preparation of financial statements in accordance with GAAP requires the use of estimates, assumptions, judgments and interpretations that can affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities and other supplemental disclosures. Estimates have been prepared on the basis of the most current and best available information, and actual results could differ materially from those estimates. The areas most affected by the Company’s accounting policies and estimates are revenue recognition/long-term contracts, goodwill and intangible assets, employee retirement and post retirement benefit plans, litigation, environmental remediation costs and income taxes. These areas are discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended November 30, 2002. There have been no significant changes in the Company’s key accounting policies during the first nine months of 2003.

New Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a material effect on the Company’s results of operations, liquidity, or financial condition.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirely, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 49 did not have a material effect on the Company’s results of operations, liquidity, or financial condition.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS 150 represents a significant change in practice in the accounting for a number of mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s results of operations, liquidity, or financial condition.

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

     Operating activities provided net cash of $7 million for the first nine months of 2003 compared to a $40 million use of cash in the first nine months of 2002. The increase in operating cash flow in 2003 reflects improved operating results for the Aerospace and Defense and Fine Chemical segments (after adjusting for the non-cash impact of employee retirement benefit plans) offset in part by reduced profits for the GDX Automotive segment. Operating cash flows in 2003 also reflect a reduction in working capital usage, primarily in the Aerospace and Defense segment, as compared to the same period in 2002. Net cash used in operating activities for the first nine months of fiscal 2002 was negatively affected by working capital requirements, including needs for Aerojet’s fixed-price production contracts such as the Atlas V program.

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

     Net cash provided by financing activities

     Net cash provided by financing activities for the first nine months of 2003 was $113 million compared with $66 million for the first nine months of 2002. Cash flow from financing activities in both periods relates primarily to activities involving the Company’s borrowings, net of repayments. The Company paid dividends of $4 million in both periods presented.

     On August 11, 2003, GenCorp sold $150 million aggregate principal amount of its 9 1/2% the senior subordinated notes due August 2013. Issuance of the senior subordinated notes generated net proceeds of $145 million. The Company used approximately $50 million of the net proceeds to repay the then existing balance of the revolving credit facility. Amounts repaid under the revolving credit facility may be reborrowed. The remaining net proceeds of $95 million are held in a restricted cash account to be used for the ARC Propulsion acquisition. Under an amendment and waiver to the senior credit facility, if the Company does not complete the ARC Propulsion acquisition by December 31, 2003, GenCorp will be required to use the balance of the net proceeds to repay in full outstanding indebtedness under term loan A, plus accrued and unpaid interest, with the remainder to be used to repay outstanding indebtedness under term loan B, plus accrued and unpaid interest, subject to modification in accordance with the terms of the amendment and waiver. Once repaid, term loan A and term loan B indebtedness may not be reborrowed.

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

     Liquidity

     At August 31, 2003 and November 30, 2002, unrestricted cash and cash equivalents totaled $61 million and $48 million, respectively, and availability under the Company’s credit facilities totaled $97 million and $75 million, respectively. Restricted cash of $95 million at August 31, 2003, must be used either to fund the acquisition of ARC Propulsion or, in the event the acquisition does not close by December 31, 2003, to repay term loans.

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

     Major factors that could adversely impact the Company’s forecasted operating cash and its financial condition are described in “Forward-Looking Statements” and “Risk Factors” below. In addition, the Company’s liquidity and financial condition will continue to be affected by changes in prevailing interest rates on the portion of debt that bears interest at variable interest rates.

Forward-Looking Statements

     Certain information contained in this report should be considered “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and/or assumptions underlying or judgments concerning matters discussed in this document. The words “believe,” “estimate,” “anticipate,” “project,” and “expect,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties with respect to future sales and activity levels, cash flows, contract performance, the outcome of contingencies including environmental remediation, and anticipated costs of capital some of which are described in “Risk Factors.”

Risk Factors

     A variety of factors could cause actual results or outcomes to differ materially from those expected by the Company and expressed in the Company’s forward-looking statements. Some important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements include, but are not limited to, the following:

     •     Legal and regulatory developments that may have an adverse impact on the Company or its segments. For example: 1) the judgment order in the amount of approximately $29 million entered November 21, 2002 against GenCorp in GenCorp Inc. v Olin Corporation (U.S. District Court for the Northern District of Ohio, Eastern Division), if it is upheld on appeal and the reductions to which the Company believes it is entitled are not realized; 2) restrictions on real estate development that could delay the Company’s proposed real estate development activities; 3) a change in toxic tort or asbestos litigation trends that is adverse to the Company; and 4) changes in international tax laws or currency controls.

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

     •     Changes in U.S. and global financial markets, including market disruptions, and significant currency or interest rate fluctuations, which may impede the Company’s access to, or increase the cost of, external financing for its operations and investments and/or materially affect results of operations and cash flows.

     •     Risks associated with the Company’s Aerospace and Defense segment’s being a defense contractor including: 1) the right of the U.S. government to terminate any contract for convenience; 2) modification or termination of U.S. government contracts due to lack of congressional funding; and 3) the lack of assurance that bids for new programs will be successful, contract options will be exercised or follow-on contracts will be awarded in light of the competitive bidding atmosphere under which most contracts are awarded.

     •     Increased competitive pressures both domestically and internationally which may, among other things, affect the performance of the Company’s businesses. For example, the automotive industry is increasingly outsourcing the production of key vehicle sub-assemblies. Accordingly, industry suppliers, such as the Company’s GDX Automotive segment, will need to demonstrate the ability to be a reliable supplier of integrated components to maintain and expand their market share.

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

Interest Rate Risk

     The Company uses interest rate swaps and a combination of fixed and variable rate debt to reduce its exposures to interest rate risk. The Company entered into interest rate swap agreements, effective January 10, 2003, on $100 million of its variable-rate debt (see Note 7 in Notes to Unaudited Condensed Consolidated Financial Statements). The remaining variable-rate debt under the Company’s bank credit agreements of approximately $92 million is subject to fluctuations in market interest rates. A one-percentage point increase in interest rates on the unhedged variable-rate debt as of August 31, 2003, would decrease annual pretax income by $1 million.

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

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial and accounting officer, based on their evaluation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a -14(c), as of August 31, 2003, have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

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

Item 6. Exhibits and Reports on Form 8-K

     A) Exhibits

No.	Description

2.1	First Amendment to Purchase Agreement, dated August 29, 2003, between Aerojet-General Corporation and Atlantic Research Corporation (filed as Exhibit 2.2 to GenCorp’s Registration Statement on Form S-4 (File No. 333-109518) and incorporated herein by reference)
2.2	Second Amendment to Purchase Agreement, dated September 30, 2003, between Aerojet-General Corporation and Atlantic Research Corporation.

No.	Description

3.1	Amended Articles of Incorporation of GenCorp Inc. filed with the Secretary of State of Ohio on August 7, 2003 (filed as Exhibit 3.1 to GenCorp’s Registration Statement on Form S-4 (File No. 333-109518) and incorporated herein by reference)
4.1	Indenture, dated as of August 11, 2003, between GenCorp Inc., the Guarantors named therein and The Bank of New York, as trustee (filed as Exhibit 4.1 to GenCorp’s Registration Statement on Form S-4 (File No. 333-109518) and incorporated herein by reference)
4.2	Registration Rights Agreement, dated as of August 11, 2003, among GenCorp Inc., the Guarantors named therein and the Initial Purchasers named therein (filed as Exhibit 4.2 to GenCorp’s Registration Statement on Form S-4 (File No. 333-109518) and incorporated herein by reference)
4.3	Form of Initial Notes (included in Exhibit 4.1)
4.4	Form of Exchange Notes (including in Exhibit 4.1)
10.1	Amendment No. 1 to Amended and Restated Credit Agreement and Limited Waiver and consent, dated July 29, 2003, among GenCorp Inc., Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), for itself, as a Lender, and as Administrative Agent for the Lenders, and the other Lenders signatory thereto (Filed as Exhibit 10.1 to GenCorp’s Registration statement on Form S-4 (File No. 333-109518) and incorporated herein by reference.)
10.2	Amendment No. 2 to Amended and Restated Credit dated August 25, 2003, among GenCorp Inc., Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), for itself, as a Lender, and as Administrative Agent for the Lenders, and the other Lenders signatory thereto (Filed as Exhibit 10.2 to GenCorp’s Registration statement on Form S-4 (File No. 333-109518) and incorporated herein by reference.)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

On October 9, 2003, the Company filed a Form 8-K under Item 5 thereof with respect to its press release dated October 3, 2003 announcing the resignation of Michael Bryant from his positions as President of GDX Automotive and Vice President of GenCorp Inc.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GenCorp Inc.

Date: October 21, 2003	By:	/s/ Terry L. Hall

Terry L. Hall
President and Chief Executive Officer

Date: October 21, 2003	By:	/s/ Yasmin R. Seyal

Yasmin R. Seyal
Senior Vice President, Chief Financial Officer and Principal Accounting Officer