Form 10-K
period 2003-11-30
GENCORP INC
filed 2004-02-27
CIK 40888

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2003

                                       OR

            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to           .   Commission File Number
1-1520

                                  GENCORP INC.

             (Exact name of registrant as specified in its charter)

                     OHIO                                        34-0244000
         (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

         HIGHWAY 50 AND AEROJET ROAD                               95670
          RANCHO CORDOVA, CALIFORNIA                             (Zip Code)
   (Address of principal executive offices)
               P.O. BOX 537012                                   95853-7012
            SACRAMENTO, CALIFORNIA                               (Zip Code)
              (Mailing address)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (916) 355-4000

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
  Common stock, par value of $0.10 per share            New York Stock Exchange and
                                                           Chicago Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes  [X]     No  [ ]

     The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of May 31, 2003 was approximately $342.2 million.

     As of January 31, 2004, there were 44,234,495 outstanding shares of the Company's Common Stock, $0.10 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 2004 Proxy Statement of GenCorp Inc. relating to its annual meeting of shareholders scheduled to be held on March 31, 2004 are incorporated by reference into Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  GENCORP INC.

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2003

                               TABLE OF CONTENTS

   ITEM
  NUMBER                                                                 PAGE
  ------                                                                 -----
                                      PART I
     1     Business....................................................      1
     2     Properties..................................................     15
     3     Legal Proceedings...........................................     17
     4     Submission of Matters to a Vote of Security Holders.........     25

                                     PART II
     5     Market for Registrant's Common Equity, Related Stockholders'
             Matters and Issuer Purchases of Equity Securities.........     26
     6     Selected Financial Data.....................................     27
     7     Management's Discussion and Analysis of Financial Condition
             and Results of Operations ................................     28
    7A     Quantitative and Qualitative Disclosures About Market
             Risk......................................................     50
     8     Consolidated Financial Statements and Supplementary Data....     51
     9     Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure .................................    108
    9A     Controls and Procedures.....................................    108

                                     PART III
    10     Directors and Executive Officers of the Registrant..........    109*
    11     Executive Compensation......................................    111*
    12     Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters................    111*
    13     Certain Relationships and Related Transactions..............    112*
    14     Principal Accountant Fees and Services......................    112*

                                     PART IV
    15     Exhibits, Financial Statement Schedules and Reports on Form
             8-K.......................................................    113
           Signatures..................................................    114
           Index to Consolidated Financial Statements and Financial
             Statement Schedules.......................................   GC-1
           Exhibit Index...............................................      i

    * The information called for by Items 10, 11, 12, 13 and 14, to the extent not included in this document, is incorporated herein by reference to the information to be included under the captions "Nomination and Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Board of Directors Meetings and Committees -- Audit Committee," "Compensation of Executive Officers," "Compensation of Directors," "Employment Contracts and Termination of Employment and Change in Control Arrangements," "Compensation Committee Interlocks and Insider Participation," "Board Compensation Committee Report on Beneficial Compensation," "Performance Graph," "Holdings of Shares of the Company's Capital Stock," and "Appointment of Independent Auditor -- Principal Allotment Fees and Services" in GenCorp Inc.'s 2004 Proxy Statement, which is expected to be filed by March 29, 2004.

                                     PART I

ITEM 1.  BUSINESS

     GenCorp Inc. (the Company), incorporated in Ohio in 1915, is a multinational diversified technology-based company with operations in four business segments:

        AEROSPACE AND DEFENSE -- includes the operations of Aerojet-General Corporation (Aerojet), which designs, develops and manufactures propulsion systems for space and defense applications, armament systems for precision tactical weapon systems and munitions applications, and advanced airframe structures.

        GDX AUTOMOTIVE -- includes the operations of GDX Automotive (GDX), which develops and manufactures vehicle sealing systems for automotive Original Equipment Manufacturers (OEMs).

        FINE CHEMICALS -- includes the operations of Aerojet Fine Chemicals LLC
        (AFC), which custom manufactures active pharmaceutical ingredients and registered intermediates for pharmaceutical and biotechnology companies.

        REAL ESTATE -- includes activities related to development, sale, acquisition and leasing of the Company's real estate assets.

     In the past, the results of the Company's real estate activities have been included in the Aerospace and Defense segment. However, with the Company's recent filing of an application with the County of Sacramento for the development of approximately 1,400 acres of land located near Sacramento, California as discussed in greater detail under Recent Developments on page 13, the Company believes that this is an appropriate time to begin presenting Real Estate as a separate business segment for financial reporting purposes. Segment financial information for prior periods has been restated to reflect this change.

     Information on revenues, segment performance, identifiable assets and other information on the Company's business segments appears in Note 13 in Notes to Consolidated Financial Statements included in Item 8 hereof.

     The Company's principal executive offices are located at Highway 50 and Aerojet Road, Rancho Cordova, CA 95670. The Company's mailing address is P.O. Box 537012, Sacramento, CA 95853-7012 and its telephone number is 916-355-4000.

     The Company's Internet web site address is www.GenCorp.com. The Company makes available through its Internet web site, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). The Company also makes available on its Internet web site its corporate governance guidelines and the charters for each of the following committees of the Company's Board of Directors: Audit; Corporate Governance and Environmental/Government Issues; Finance; and Organization & Compensation. The Company's corporate governance guidelines and such charters are also available in print to any shareholder who requests them.

AEROSPACE AND DEFENSE

     Aerojet is a leader in the development and manufacture of propulsion systems for space and defense applications, armament systems for precision tactical weapon systems and munitions applications, and advanced airframe structures. The Company believes Aerojet is the second largest provider of both liquid and solid propulsion systems in the United States (U.S.). Having the capability to design and produce both liquid and solid systems allows Aerojet to utilize and transfer technology between these broad product areas and to spawn innovation for a wider range of applications. For example, Aerojet is currently competing to provide both liquid and solid Divert and Attitude Control Systems
(DACS) for national missile defense. Aerojet has historically been able to capitalize on its strong technical capabilities to become the sole provider of key components for major propulsion systems programs. Aerojet propulsion systems have flown on every manned space vehicle since the inception of the U.S. Space Program. Principal customers include the U.S. Department of Defense (DoD),

National Aeronautics and Space Administration (NASA), The Boeing Company (Boeing), Lockheed Martin Corporation (Lockheed Martin) and Raytheon Company (Raytheon).

     For over 60 years, Aerojet has been a pioneer in the development of crucial technologies and products that have strengthened the U.S. military and furthered the exploration of space. Aerojet is a leader in military, aerospace and defense systems, and civil and commercial aerospace systems, serving two broad industry segments:

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

     In the fourth quarter of 2003, Aerojet acquired substantially all of the assets of the propulsion business of Atlantic Research Corporation (ARC) a subsidiary of Sequa Corporation for $144 million, including estimated transaction costs and purchase price adjustments. This acquisition makes Aerojet a leading supplier of solid rocket motors for tactical and missile defense applications and complements Aerojet's capabilities for air-breathing and strategic systems. In 2002, Aerojet acquired the assets of the General Dynamics' Ordnance and Tactical Systems Space Propulsion and Fire Suppression business (Redmond, Washington operations), a leading supplier of satellite propulsion systems for defense, civilian and commercial applications. These two acquisitions enhanced and diversified Aerojet's product and technology portfolios and positioned it to compete effectively for all of its customers' propulsion requirements.

  Industry Overview

     Since a majority of Aerojet's sales are, directly or indirectly, to the U.S. government, funding for the purchase of Aerojet's products and services generally follows trends in U.S. defense spending. Accordingly, the Company believes the DoD and NASA budgets are highly relevant to the outlook for spending trends on space and missile propulsion programs. On January 14, 2004, President Bush announced that he planned to increase NASA's current budget of $15.4 billion by an average of 5 percent over the next three years and by approximately 1 percent in the two subsequent years. In addition, President Bush endorsed a policy of focusing NASA resources on space exploration. Following a period of budget decreases in the post-Cold War era, the U.S. defense budget, as appropriated by Congress, has continued to increase in recent years. Under the Bush Administration, the defense budget has experienced the first double-digit increase since the early 1990's. The national defense budget, which totaled $350 billion in 2002, has risen steadily to over $375 billion in 2004 with proposals from the Bush Administration to increase it by another seven percent in 2005 to $402 billion. The Company expects that the U.S. defense budgets for research, development, test and evaluation, and procurement, both of which fund Aerojet's programs, will grow as well, with the 2005 request rising over 2004 levels by three percent to $144 billion with annual forecasts thereafter continuing to show increases through 2009. While the ultimate distribution of the defense budget remains uncertain, Aerojet believes it is well positioned to benefit from the planned increases in defense spending.

     The U.S. government's decision to pursue the near-term development and deployment of missile defense systems to protect the U.S. and its allies against enemy ballistic missile launches is a significant component of forecasted growth. Aerojet manufactures key propulsion and control systems for these critical systems, including Kill Vehicle Divert and Attitude Control Systems
(DACS) for interceptors and Attitude Control Systems (ACS) for booster vehicles.

     Near term activities included in NASA's space initiative are development of a new manned vehicle, the Crew Exploration Vehicle, robotic moon missions and continued development of propulsion technologies for deep space exploration. Aerojet believes it is well positioned to compete for significant roles on these projects.

  Competition

     Participation in the space and defense propulsion market is capital intensive and requires long research and development periods that represent significant barriers to entry. Aerojet may partner on various programs with its major customers or suppliers, some of whom are, from time to time, competitors on other programs.

     The table below lists the primary participants in Aerojet's markets:

COMPANY                         PARENT                          PROPULSION SPECIALTY
-----------------------------   -----------------------------   -----------------------------
Aerojet                         GenCorp Inc.                    Launch, in-space and
                                                                tactical/ defense
Alliant Techsystems             Alliant Techsystems Inc.        Launch and tactical/defense
Astrium                         European Aeronautics Defense    In-space and tactical/defense
                                and Space Company and BAE
                                Systems
IHI, Aerospace Co., Ltd.        Ishikawajima-Harima Heavy       Launch and in-space
                                Industries Co., Ltd.
Northrop Grumman Space          Northrop Grumman Corporation    Launch and in-space
  Technology (Formerly TRW)
Pratt & Whitney Space           United Technologies             Launch and in-space
  Operations                    Corporation
Rocketdyne                      Boeing                          Launch and in-space

     Rocketdyne and Alliant Techsystems currently hold the largest share of the launch market segment, largely due to their sole-source production contracts for liquid (Rocketdyne) and solid (Alliant) propulsion systems on the current NASA Space Shuttle, and Boeing's leading position and Alliant's sole-source position to provide liquid and solid propulsion, respectively, for the Delta family of expendable launch vehicles. Alliant also has a large share of the tactical and defense market in solid tactical rocket motors. However, Aerojet believes it is in a unique competitive position due to the diversity of its technologies and synergy of its product lines. The basis on which Aerojet competes in the aerospace and defense industry varies by program, but generally is based upon price, technology, quality and service. Competition is intensive for all of Aerojet's products and services. Aerojet believes that it possesses adequate resources to compete successfully.

 Products and Customers

     Aerojet produces liquid, solid and electric propulsion systems for a wide range of launch vehicles, missiles, in-space and missile defense and precision strike applications. Additionally, Aerojet designs and manufactures critical components for vital, precision armament systems used by the U.S. military and allied nations. Aerojet's current propulsion portfolio includes liquid engines and solid motors for both expendable and reusable launch vehicles, upper-stage engines, satellite propulsion, tactical weapons systems, missile interceptors and integrated propulsion subsystems.

     The following table summarizes some of Aerojet's programs, customers and ultimate end-users:

                                                               AEROJET SYSTEM
      PROGRAMS         PRIMARY CUSTOMER   ULTIMATE END-USER     DESCRIPTION        PROGRAM TYPE
SPACE SYSTEMS
Titan IV               Lockheed Martin    U.S. Air Force      First stage and    Support Services
                                                              second stage
                                                              liquid rocket
                                                              booster engine
Delta II               Boeing             NASA, U.S. Air      Upper stage        Production
                                          Force, Commercial   pressure-fed
                                                              liquid rocket
                                                              engine
Upper Stage Engine     Air Force          U.S. Air Force      Develop design     Research and
Technology             Research           and NASA            tools for future   Development
                       Laboratory                             upper stage
                                                              liquid engines
Integrated Powerhead   Air Force          U.S. Air Force      Combustion         Research and
Demonstration          Research           and NASA            devices            Development
                       Laboratory
A2100 Commercial       Lockheed Martin    Various             Electric and       Production
Geostationary                                                 liquid thrusters
Satellite Systems                                             for orbit and
                                                              attitude
                                                              maintenance
Advanced Extremely     Lockheed Martin    U.S. Air Force      Electric and       Production
High Frequency                                                liquid thrusters
MilSatcom                                                     for orbit and
                                                              attitude
                                                              maintenance
Atlas V                Lockheed Martin    U.S. Air Force,     Solid "strap-on"   Production
                                          Commercial          booster motor
                                                              for this
                                                              medium-to-
                                                              heavy-lift
                                                              launch vehicle
DEFENSE SYSTEMS
Minuteman II Stage 2   Coleman            U.S. Air Force      Solid rocket       Support Services
                       Aerospace, Space                       motor
                       Vector, Orbital                        modifications
                       Sciences and                           for target
                       Lockheed Martin                        vehicles
Ground Based           Lockheed Martin    Missile Defense     First stage        Production
Midcourse Missile                         Agency              attitude control
Defense (GMD) Booster                                         system for the
ACS                                                           launch vehicle
                                                              that carries the
                                                              Exoatmospheric
                                                              Kill Vehicle

                      (table continued on following page)

                                                               AEROJET SYSTEM
      PROGRAMS         PRIMARY CUSTOMER   ULTIMATE END-USER     DESCRIPTION        PROGRAM TYPE
DEFENSE SYSTEMS (CONTINUED)
GMD Exoatmospheric     Raytheon           Missile Defense     Liquid Divert      Production
Kill Vehicle Liquid                       Agency              and Attitude
DACS                                                          Control Systems
HAWK Air Defense       Raytheon           U.S. Army and       Tactical solid     Production
Missile System                            Marine Corps        missile motors
HyFly (Hypersonic      Boeing             U.S. Navy           Dual combustion    Research and
Flight)                                                       ramjet             Development
TOW 2A/2B Missile      Raytheon           U.S. Army           Warheads for       Production
Warheads                                                      this optically
                                                              tracked,
                                                              wire-guided
                                                              surface-to-surface
                                                              missile
Multiple Launch        Lockheed Martin    U.S. Army;          Tactical solid     Production and
Rocket System (all                        International       missile motors     Development
versions/variants)
Army Tactical Missile  Lockheed Martin    U.S. Army           Tactical solid     Production
System                                                        missile motors
Javelin                Lockheed Martin    U.S. Army           Tactical solid     Production
                                                              missile motors
Patriot Advanced       Lockheed Martin    U.S. Army;          Tactical solid     Production and
Capability (PAC)-3                        Missile Defense     missile motors     Development
(SRM and ACM) and MSE                     Agency
Standard Missile       Raytheon           U.S. Navy;          Tactical solid     Production
Mk-104 DTRM                               Missile Defense     missile motors
                                          Agency
Tomahawk Booster and   Raytheon           U.S. Navy           Tactical solid     Production
Warhead                                                       missile motors
                                                              and warheads
Minuteman III PSRE     Northrop Grumman   U.S. Air Force      Strategic liquid   Production
                                                              auxiliary
                                                              propulsion
Coyote Supersonic      Orbital Sciences   U.S. Navy           Variable flow      Flight Demo and
Sea-Skimming Target                                           ducted rocket      Low-Rate Initial
                                                                                 Production
F-22 Raptor Aircraft   Boeing             U.S. Air Force      Advanced           Production
                                                              electron beam
                                                              welding for
                                                              airframe
                                                              components

     Aerojet's direct and indirect sales to the U.S. government accounted for approximately 82 percent of its sales, or $264 million in 2003.

 Research and Development

     Aerojet views its research and development efforts as critical to maintaining its leadership positions in the markets in which it competes. Aerojet's research and development activities are in two categories: company-funded research and development and customer-funded research and development.

     Aerojet's company-funded research and development includes expenditures for technical activities that are vital to the development of new products, services, processes or techniques, as well as those expenses for significant improvements to existing products or processes. Customer-funded research and development expenditures are funded under contract specifications, typically research and development contracts, several of which the Company believes will become key programs in the future.

     The following table summarizes Aerojet's research and development expenses during the past three years (excluding total research and development expenses related to the divested Electronics and Information Systems (EIS) business of $150 million in 2001):

                                                                   YEAR ENDED
                                                                  NOVEMBER 30,
                                                              ---------------------
                                                              2003    2002    2001
                                                              -----   -----   -----
                                                              (DOLLARS IN MILLIONS)
Company-funded..............................................   $ 7    $  5     $12
Customer-funded.............................................    92      99      69
                                                               ---    ----     ---
  Total research and development expenses...................   $99    $104     $81
                                                               ===    ====     ===

 Raw Materials, Suppliers and Seasonality

     Availability of raw materials and supplies to Aerojet is generally sufficient. Aerojet is sometimes dependent, for a variety of reasons, upon sole-source suppliers for procurement requirements but has experienced no significant difficulties in meeting production and delivery obligations because of delays in delivery or reliance on such suppliers.

     Aerojet's business is not subject to predictable seasonality. Primary factors affecting the timing of Aerojet's sales include the timing of government awards, the availability of government funding, contractual product delivery requirements and customer acceptances.

 Intellectual Property

     Where appropriate, Aerojet obtains patents in the U.S. and other countries covering various aspects of the design and manufacture of its products. The Company considers the patents to be important to Aerojet as they illustrate its innovative design ability and product development capabilities. The Company does not believe the loss or expiration of any single patent would have a material adverse effect on the business or financial results of Aerojet or on the Company's business as a whole.

 Backlog

     As of November 30, 2003, Aerojet's contract backlog was $830 million. The comparable amount for 2002 was $773 million. Funded backlog, which includes only the amount of those contracts for which money has been directly authorized by the U.S. Congress, or for which a firm purchase order has been received by a commercial customer, was $425 million as of November 30, 2003. The comparable 2002 amount was $416 million. Funding for the Titan Program was restructured in 2003, reducing Aerojet's funded backlog by $58 million with total contract backlog remaining unchanged. Aerojet expects this funding to be incrementally restored in future years.

 U.S. Government Contracts and Regulations

     Most of Aerojet's sales are made, directly or indirectly, to the U.S. government. These contracts typically range from 3 to 10 years, but may be terminated for convenience, with compensation, by the U.S. government in accordance with federal procurement regulations.

     Under each of its contracts, Aerojet acts either as a prime contractor, where it sells directly to the end user, or as a subcontractor, selling its products to other prime contractors. Research and development contracts are awarded during the inception stage of a program's development. Production contracts provide for the production and delivery of mature products for operational use. Aerojet's contracts can be categorized as either "cost reimbursable" or "fixed-price."

     Cost-reimbursable contracts are typically (i) cost plus fixed fee, (ii) cost plus incentive fee or (iii) cost plus award fee contracts. For cost plus fixed fee contracts, Aerojet typically receives reimbursement of its costs, to the extent that the costs are allowable under the contract's provisions, in addition to the receipt of a fixed fee. For cost plus incentive fee contracts and cost plus award fee contracts, Aerojet receives adjustments in the contract fee, within designated limits, based on its actual results as compared to contractual targets for factors such as cost, performance, quality and schedule.

     Fixed-price contracts are typically (i) firm fixed-price, (ii) fixed-price-incentive or (iii) fixed-price level of effort contracts. For firm fixed-price contracts, Aerojet performs work for a fixed price and realizes all of the profit or loss resulting from variations in the costs of its performance. For fixed-price-incentive contracts, Aerojet receives increased or decreased fees or profits based upon actual performance against established targets or other criteria. For fixed-price level of effort contracts, Aerojet generally receives a structured fixed price per labor hour, dependent upon the customer's labor hour needs. All fixed-price contracts present the risk of unreimbursed cost overruns.

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

     Government contracts and subcontracts are, by their terms, subject to termination by the government or the prime contractor either for convenience or default. The loss of a substantial portion of such business could have a material adverse effect on the Aerospace and Defense segment and overall revenues. There are significant inherent risks in contracting with the U.S. government, including risks peculiar to the defense industry, which could have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

GDX AUTOMOTIVE

     GDX designs and manufactures highly engineered extruded and molded rubber and plastic sealing systems for automotive OEMs. These vehicle sealing systems facilitate enhanced sound management for the vehicles' interiors and also provide wind and water management throughout the vehicle. Specific products within GDX's diverse vehicle sealing portfolio include primary and secondary door sealing sub-systems, glass-run channels and encapsulated window module systems. The Company believes that GDX is the largest producer of automotive vehicle sealing systems in North America and the second largest producer worldwide. GDX's customers include BMW AG (BMW), DaimlerChrysler AG (DaimlerChrysler), Ford Motor Company (Ford), General Motors Corporation (General Motors), Peugeot, Renault and Volkswagen AG (Volkswagen or VW), which includes Audi.

     In North America, GDX's revenues are primarily derived from light trucks, sport utility vehicles and crossover vehicles. North American platforms include General Motors' Silverado and S-10 pickup trucks, Ford's F-Series and Ranger pickup trucks, and sport utility vehicles such as General Motors' Tahoe and Yukon, as well as Ford's Explorer and Expedition. Crossover vehicle platforms, which are hybrids between sport utility vehicles and passenger cars, include the Ford Escape and the Mazda Tribute. In Europe, GDX's primary focus is on the production of vehicle sealing systems and glass modules for luxury and medium-sized vehicles such as the Mercedes C, E and S classes, the BMW 3, 5 and X-5 series, the Audi A4 and A6, the Ford Thunderbird and the Mercedes Maybach sedans. GDX also has contracts for high-volume smaller cars, such as the Audi A2 and A3, the Volkswagen Golf, the SEAT Leon, the Ford Focus, the Skoda Fabia and the Renault Clio. Additionally, many new launches will take place in 2004, including the Cadillac Deville, Chevy Cobalt, VW Jetta, BMW X-3, and the Freightliner Heavy Truck in North America and Audi A4 Station Wagon, Audi A6, SEAT Cordoba, Skoda Octavia, VW Passat, SAAB 9.3 and 9.5, and BMW 3 Series in Europe.

     In an effort to offset industry pricing pressures and to improve operating margins, GDX has implemented several restructuring plans. Strategic and restructuring activities include: closure of one of GDX's three French manufacturing plants, scheduled to be completed in 2004; a 2002 restructuring and consolidation plan to reduce staffing levels in worldwide headquarters in Farmington Hills, Michigan; a plant closure in Germany in 2003; and, a 2001 restructuring and consolidation plan that resulted in plant closures in Marion, Indiana and Ballina, Ireland.

  Industry Overview

     In general, automotive parts suppliers such as GDX are influenced by the underlying trends of the automotive industry. Vehicle sales levels, and thus vehicle production levels, are cyclical by nature. Each cycle is driven by trends in the overall economy and changes in consumer demand.

     In addition to business cycle factors, automotive suppliers such as GDX are adapting to new demands as OEMs consolidate their automotive supply base. Vehicle manufacturers are demanding that their suppliers provide technologically advanced product lines, greater systems engineering support and management capabilities, just-in-time sequenced deliveries and lower system costs. To manage these complex and tightly integrated supply relationships, each OEM has selected preferred suppliers who are increasingly expected to establish global supply capabilities.

     The global vehicle sealing market, which is estimated to represent approximately $4.7 billion in annual sales based on publicly available information, is fairly mature with a relatively low rate of technological change. The characteristics of the market include customers who, because of their scale, exert pricing power over suppliers, high barriers to entry, modest opportunities for organic growth, and significant dependence on vehicle production levels.

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

     Automotive vehicle sealing suppliers such as GDX increase sales primarily by winning additional market share. Vehicle sealing suppliers that deliver quality products at competitive prices are better able to compete for new business and platform redesign awards from the OEMs. The Company believes GDX is well positioned to compete for new business.

  Competition

     The Company estimates that GDX is the largest manufacturer of automotive vehicle sealing systems in North America and the second largest manufacturer of automotive vehicle sealing systems worldwide. GDX competes primarily with a small number of suppliers including Cooper-Standard, Metzler Automotive Product Systems and Hutchinson. GDX's customers rigorously evaluate their suppliers on the basis of price, quality, service, technology and reputation. In addition, the emergence of foreign vehicle manufacturing facilities in North America has significantly changed the sealing market in recent years. Suppliers must be able to satisfy a customer's platform requirements on a global scale, with varying production volumes, at the lowest price, while incorporating the latest sealing, bonding and coloring technologies.

     GDX focuses on low cost production, leading design and engineering, quality and continuous improvement. GDX's emphasis on both the light truck and sport utility vehicle platforms in North America as well as the luxury and medium-sized vehicle platform in Europe presents an important current competitive advantage. GDX has demonstrated its high-volume manufacturing capabilities from initial launch to platform phase-out by successfully servicing a number of light truck and sport utility vehicle platforms in North America. GDX's luxury and medium-sized vehicle platforms in Europe highlight its ability to manufacture high-quality seal sets that are designed to meet some of the industry's toughest standards in interior noise abatement, convertible top performance and durability.

  Products and Customers

     GDX's products include extruded rubber or thermoplastic profiles. Extruded rubber products consist of a roll-formed steel wire or steel frame surrounded by extruded rubber which is cured, cut and molded to meet customer specifications. These products are designed to prevent air, moisture and noise from penetrating vehicle windows, doors and other openings. Specific products include primary and secondary door sealing sub-systems, glass-run channels and encapsulated window modules.

     GDX's products are sold directly to OEMs or their suppliers. GDX derives a significant amount of its sales from its core customers, which in North America include General Motors, Ford and Volkswagen. Key customers in Europe include Volkswagen, BMW and DaimlerChrysler. In 2003, General Motors accounted for approximately 29 percent of GDX's sales, or $229 million, Volkswagen accounted for approximately 22 percent of its sales, or $170 million, and Ford accounted for approximately 20 percent of its sales, or $157 million.

     Sales to customers are based on purchase orders issued annually for each part that GDX produces. The purchase orders are for all, or a percentage of, the customer's estimated requirements, subject to GDX meeting pricing, quality and technology requirements and annual vehicle production levels. Throughout the year, customers issue releases against these purchase orders, specifying quantities of the parts required. A similar purchase order system is used for prototype and production tooling. Recently, however, customers have been including the cost of tooling, which includes developing a prototype as well as production tooling, in the production part price noted on purchase orders.

     The table below lists the principal platforms for GDX in 2003:

CUSTOMER                                                    PRINCIPAL PLATFORMS
--------                                                    -------------------
General Motors.......................   GMC/Chevrolet Sierra, Silverado, Suburban, Tahoe, Yukon
                                        Chevrolet S-10 Pickup/Blazer
                                        Pontiac Grand Am/Oldsmobile Alero
                                        Cadillac DeVille
                                        Opel Omega
                                        Opel Zafira
Ford.................................   Ford Explorer/Mercury Mountaineer/Lincoln Aviator (including
                                        Classic, Mini, Sport Trac)
                                        Ford Expedition/Lincoln Navigator
                                        Ford F-Series Full Size Pickup
                                        Ford Super Crew Pickup
                                        Ford Ranger Pickup
                                        Ford Focus
                                        Ford Thunderbird Convertible
                                        Ford Escape/Mazda Tribute
Volkswagen...........................   Audi A2
                                        Audi A3
                                        Audi A4
                                        Audi A6
                                        Audi TT
                                        Volkswagen New Beetle (including convertible model)
                                        Volkswagen Polo
                                        Volkswagen Golf
                                        Volkswagen Jetta
                                        Volkswagen Passat
                                        SEAT Leon
                                        Skoda Fabia
                                        Skoda Octavia

CUSTOMER                                                    PRINCIPAL PLATFORMS
--------                                                    -------------------
DaimlerChrysler......................   Mercedes S Class
                                        Mercedes E Class
                                        Mercedes C Class
                                        Mercedes Maybach Sedan
                                        Mercedes Sprinter Van
BMW..................................   5-Series
                                        3-Series
                                        X-5
Peugeot..............................   Peugeot 206
                                        Peugeot 406
                                        Citroen Xsara
                                        Citroen Saxo
Renault..............................   Clio
                                        Scenic

  Research and Development

     GDX seeks to offer superior quality and advanced products and systems to its customers at competitive prices. To achieve this objective, GDX engages in ongoing engineering, research and development activities to improve the reliability, performance and cost-effectiveness of its existing products. It also designs and develops new products for existing and new applications in an ongoing effort to meet its customers' needs.

  Raw Materials, Suppliers and Seasonality

     The principal materials used by GDX are synthetic rubber, rubber chemicals, thermoplastic elastomers, carbon black, flock fibers, adhesives, coil steel and aluminum and coating materials. The majority of these materials are purchased in the open market from suppliers. In some locations, principally China where GDX has a small but growing presence, suppliers that can meet high-quality and delivery standards for these raw materials may not be available locally. In those instances, materials may be imported until qualified local suppliers can be found.

     Generally, GDX ships its products "just-in-time" and, thus, does not build large inventories. Its revenue is closely related to the production schedules of its customers. Historically, the production schedules of GDX's customers are strongest in the second and fourth quarters of each year.

  Intellectual Property

     GDX has patents in the U.S. and other countries covering various aspects of the design and manufacture of its vehicle sealing products. The Company considers the patents to be important to GDX as they illustrate its innovative design ability and product development capabilities. The Company does not believe the loss of any particular patent would have a material adverse effect on the business or financial results of GDX or on the Company's business as a whole.

FINE CHEMICALS

     AFC's sales are derived primarily from the sale of custom manufactured Active Pharmaceutical Ingredients (APIs) and registered intermediates to pharmaceutical and biotechnology companies. Customers use chemicals manufactured by AFC in drug therapies designed to treat a variety of neurological, oncological, viral, arthritic and inflammatory conditions.

     AFC utilizes technologies initially developed and refined by Aerojet through years of working with hazardous and energetic chemicals. AFC is generally recognized as a high-quality pharmaceutical fine chemicals manufacturer. The Company believes that AFC's growth derives from its operational capabilities, coupled with its distinct competencies relating to chiral separations and energetic chemistry and the handling of highly potent chemical compounds.

     The markets addressed by AFC reflect a trend in the pharmaceuticals industry toward greater outsourcing of the development and manufacture of pharmaceutical fine chemicals. Pharmaceutical and biotechnology companies are increasingly relying upon suppliers, such as AFC, that are able to scale-up and rapidly respond to delivery requirements.

     In 2000, the Company sold a 20 percent equity interest in AFC to NextPharma Technologies USA Inc. (NextPharma) for cash, exchanged an additional 20 percent equity interest in AFC for a 35 percent equity interest in the parent company of NextPharma and entered into a sales and marketing agreement with NextPharma. In December 2001, the Company reacquired NextPharma's 40 percent minority ownership position in AFC and relinquished its 35 percent equity interest in the parent company of NextPharma. With the termination of the relationship with NextPharma and its parent, AFC resumed full responsibility for sales, marketing and customer interface.

     AFC increased its operational efficiency by restructuring and downsizing its workforce by 40 percent without reducing production capabilities.

  Industry Overview

     The pharmaceutical industry continues to outsource the development and manufacture of pharmaceutical fine chemicals. Major pharmaceutical and biotechnology companies are increasingly relying upon suppliers, such as AFC, that possess more integrated capabilities, have experience handling highly energetic and toxic chemicals, and are able to scale-up rapidly to respond to the customer's delivery requirements. Many biotechnology companies focus on research and development and rely on outsourcing of their manufacturing needs as part of their business strategy. The market for contract manufacturing of pharmaceutical and biotechnology chemicals is fragmented. Within this market, AFC competes in several niche areas, most of which are technology driven. AFC currently has few direct competitors in these areas and is the sole supplier of a number of products that involve handling highly potent chemical compounds.

     New drug applications with the U.S. Food and Drug Administration (FDA) identify specific contract manufacturers that are subject to FDA approval. Once manufacturers are validated on a particular drug, supply relationships tend to be very stable. The situation is similar in the European Union, under the authority of the European Agency for the Evaluation of Medical Products (EMEA), and in other countries. Although competitive and other factors are constantly present, the cost of switching manufacturers can be high.

  Competition

     The pharmaceutical fine chemicals market is highly fragmented and competitive. Competition in the pharmaceutical fine chemicals market is based upon reputation, service, manufacturing capability and expertise, price and reliability of supply. AFC's success depends to a significant extent on its ability to provide manufacturing services to potential customers at an early stage of product development. Many of AFC's competitors are major chemical, pharmaceutical and process research and development companies, including a number of AFC's own customers, which have much greater financial resources, technical skills and marketing experience than AFC. Primary competitors of AFC include DSM N.V., Degussa AG, Cambrex Corporation, Lonza AG, Bayer AG and Dynamic Synthesis, a division of Dynamit Nobel AG.

  Products and Customers

     AFC's custom manufactured APIs and registered intermediates are used by its customers for a variety of applications, including drug therapies for neurological, oncological, viral, arthritic and other inflammatory conditions. AFC's products have been used in the treatment of diseases such as HIV/AIDS, cancer, osteoporosis, hepatitis and epilepsy. Most of AFC's sales are derived from contracts with a small number of major customers. The loss of any one major customer or contract could have a material adverse effect on the segment's results of operations, cash flows and financial condition, but would not have a material adverse effect on the Company's results of operations, cash flows, or financial condition taken as a whole.

     AFC's net sales for 2003 were generated by products categorized as follows:

         Viral (including
           HIV/AIDS)                  73%
         Oncological                  17%
         Neurological                  7%
         Other                         3%

  Research and Development

     AFC's competitive market is characterized by extensive research efforts and rapid technological progress. The industry's capital, research and development, regulatory environment and marketing requirements constitute high barriers to entry. By maintaining close customer relationships, pharmaceutical fine chemical firms make it difficult for new competitors to enter the field. Furthermore, once a customer has incorporated a company's materials into its products, it is generally reluctant to change suppliers or materials, as it may have to test and approve those changes. Not only is this testing costly in terms of time and resources, but AFC's customers may have to seek approval from regulatory agencies to make changes.

  Raw Materials, Suppliers and Seasonality

     AFC uses a wide variety of raw materials, including petroleum-based solvents, and other supplies in the conduct of its business. Although AFC is generally not dependent on any one supplier or group of suppliers, certain manufacturing processes use raw materials that are available from sole sources or that are in short supply or difficult for the supplier to produce and certify in accordance with AFC's specifications. The price and availability of raw materials are subject to economic conditions and other factors generally outside of AFC's control. In most cases, especially for short-term fluctuations, AFC is not able to pass on price increases on raw materials and other supplies to its customers. AFC has generally been able to obtain sufficient supplies of the raw materials and other supplies it uses in sufficient quantities and at acceptable prices in the past and expects to be able to continue to do so in the future. Shortages or significant increases in the prices for certain raw materials and other supplies could adversely affect AFC's results of operations, cash flows and financial condition.

     AFC's business is not predictably seasonal. The timing of production or certain contract deadlines can affect reported results for any given quarter.

  Intellectual Property

     AFC seeks to protect its inventions under the patent laws of the U.S. and several foreign jurisdictions, and through the use of confidentiality procedures. The Company does not believe the loss of any particular patent would have a material adverse effect on the business or financial results of AFC or on its business as a whole.

  Backlog

     As of November 30, 2003, AFC's backlog was $57 million compared to $25 million as of November 30, 2002. This amount represents the unfilled sales value of firm customer purchase orders.

REAL ESTATE

     Through its Aerojet subsidiary, the Company owns approximately 12,700 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California just east of Sacramento, California (Sacramento Land). The Sacramento Land was acquired by Aerojet in the early 1950's for the manufacturing and testing of propulsion products. Much of the Sacramento Land had been encumbered by environmental directives from federal and state agencies. However, in 1997, California regulators released from environmental restrictions 1,115 acres of the Sacramento Land, which were sold in 2001 to a regional homebuilder. In 2002, state and federal regulators lifted environmental restrictions on an additional 2,600 acres of the Sacramento Land.

     Most of the Sacramento Land was used to provide a safe buffer zone for testing rockets and was never used for actual production or testing purposes. As a result of the Company's recent aerospace and defense acquisitions and their testing capabilities, advances in propulsion technology and manufacturing processes and increased use of government test facilities, Aerojet will be able to operate in the Sacramento area with a much smaller industrial footprint, making land available for development opportunities.

     In the past, the results of the Company's real estate activities have been included in the Aerospace and Defense segment. However, with the Company's recent filing of an application with the County of Sacramento for the development of approximately 1,400 acres of land located near Sacramento, California as discussed in greater detail below, the Company believes this is an appropriate time to begin presenting Real Estate as a separate business segment for financial reporting purposes. Segment financial information for prior periods has been restated to reflect this change. Over the past several years, the Company has been working to maximize the value of the Company's surplus real estate.

     Real Estate assets primarily consist of: real estate held for development and leasing, which includes the carrying value of leased buildings, unrestricted land that is currently available for development and land improvements; the carrying value of more than 3,000 acres of excess Sacramento Land that is currently restricted from development (see Sacramento Land below); and a note receivable from a 2001 real estate transaction.

     The revenues attributable to the Real Estate segment include sales of surplus land and buildings and revenues generated from leasing surplus office space (primarily to two major tenants that lease approximately 276,000 square feet of surplus office space). In 2003, the Company sold $26 million of real property assets located in Sacramento County, including (i) a 96,000 square foot office complex on 11 acres for $15 million; (ii) 20 acres of undeveloped land for $6 million; and (iii) other assets for $5 million. In 2001, the Company sold 1,115 acres of undeveloped land in Sacramento County for $28 million.

  Recent Developments

     In early 2004, the Company announced plans for a 1,390-acre master planned community called "Easton" and filed applications for zoning with the County of Sacramento. Easton embodies "Smart Growth" principles and takes an innovative approach to restoring lands disturbed by gold mining operations while conserving important natural resources. Approximately 330 acres of this planned community is subject to current environmental cleanup actions, which need to be completed or satisfactorily mitigated before development can proceed on this portion of the project.

     In 2002, the Company initiated the entitlement process for a 2,715-acre project called Rio Del Oro with the city of Rancho Cordova, California. This project is subject to state environmental restrictions, which must be lifted before development can proceed.

  Sacramento Land

     The Sacramento Land is summarized as follows (in acres):

                                                              AS OF NOVEMBER 30, 2003
                                                       -------------------------------------
                                                       UNRESTRICTED   RESTRICTED(1)   TOTAL
                                                       ------------   -------------   ------
Easton Development...................................     1,060             330        1,390
Rio Del Oro Project..................................        --           2,715        2,715
Other................................................     3,075              --        3,075
                                                          -----           -----       ------
  Currently available for development................     4,135           3,045        7,180
Aerojet Operations...................................        --           5,500        5,500
                                                          -----           -----       ------
     Total land......................................     4,135           8,545       12,680
                                                          =====           =====       ======

---------------

(1) Land is subject to federal or state oversight and environmental directives that must be lifted before development can proceed.

     The development of the Easton project and other real estate owned by the Company and its subsidiaries will be affected by conditions from time to time in the Sacramento real estate market, including general or local economic conditions, changes in neighborhood characteristics, real estate tax rates, and governmental regulations and fiscal policies. The development of the Company's real estate holdings is also subject to applicable zoning and other governmental regulations. In addition, the ability of the Company to develop these real estate holdings is contingent on, among other things, obtaining sufficient water sources to service such development. The Company has taken steps toward obtaining such water sources through the recent agreement between Aerojet and the Sacramento County Water Agency as discussed in more detail in
Note 11(b) of Notes to Consolidated Financial Statements.

ENVIRONMENTAL MATTERS

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

     Under existing U.S. environmental laws a Potentially Responsible Party
(PRP) is jointly and severally liable, and therefore the Company is potentially liable to the government or third parties for the full cost of remediating the contamination at its facilities or former facilities or at third-party sites where it has been designated a PRP by the Environmental Protection Agency or a state environmental agency. The nature of environmental investigation and cleanup activities often makes it difficult to determine the timing and amount of any estimated future costs that may be required for remediation measures. However, the Company reviews these matters and accrues for costs associated with environmental remediation when it becomes probable that a liability has been incurred and the amount of the liability, usually based on proportionate sharing, can be reasonably estimated. See Management's Discussion and Analysis in Part II, Item 7 of this Report for additional information.

EMPLOYEES

     As of November 30, 2003, the Company had 10,038 employees, of whom approximately 51 percent were covered by collective bargaining or similar agreements. Of the covered employees, approximately 13 percent are covered by collective bargaining agreements that are due to expire within one year. The Company generally believes that its relations with employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     See Part III, Item 10 of this Report for information about Executive Officers of the Company.

ITEM 2.  PROPERTIES

     Significant operating, manufacturing, research, design and/or marketing facilities of the Company are set forth below.

FACILITIES

CORPORATE HEADQUARTERS

GenCorp Inc.
Highway 50 and Aerojet Road
Rancho Cordova, California 95670

Mailing address:
P.O. Box 537012
Sacramento, California 95853-7012

MANUFACTURING/RESEARCH/DESIGN/MARKETING LOCATIONS

  AEROSPACE AND DEFENSE                Design/Manufacturing             Marketing/Sales Offices:
                                       Facilities:
  Aerojet-General Corporation          Camden, Arkansas*                Huntsville, Alabama*
  P.O. Box 13222                       Clearfield, Utah*                Los Angeles, California*
  Sacramento, California 95813-6000    Gainesville, Virginia*           Tokyo, Japan*
                                       Jonesborough, Tennessee*         Washington, DC*
                                       Niagara Falls, New York*
                                       Orange, Virginia
                                       Rancho Cordova, California
                                       Redmond, Washington
                                       Socorro, New Mexico*
                                       Vernon, California*
                                       Westcott, United Kingdom*
  GDX AUTOMOTIVE                       Manufacturing Facilities:        Sales/Marketing/Design and
                                                                          Engineering Facilities:
  World Headquarters:                  Batesville, Arkansas             Farmington Hills, Michigan*
  36600 Corporate Drive                Beijing, China*                  Grefrath, Germany
  Farmington Hills, Michigan 48331     Changchun, China*                Rehburg, Germany
                                       Chartres, France
                                       Corvol, France
                                       Grefrath, Germany
                                       New Haven, Missouri*
  European Headquarters:               Odry, Czech Republic*
  Bahnstrasse 29                       Palau, Spain
  D-47929 Grefrath                     Pribor, Czech Republic
  Germany                              Rehburg, Germany
                                       Salisbury, North Carolina
                                       St. Nicholas, France
                                       Valls, Spain
                                       Viersen, Germany (closed in
                                       2003)
                                       Wabash, Indiana
                                       Welland, Ontario, Canada
  FINE CHEMICALS                       Processing Development/          Marketing/Sales Offices:
                                         Manufacturing Facilities:
  Aerojet Fine Chemicals               Rancho Cordova, California       Rancho Cordova, California
  P.O. Box 1718
  Rancho Cordova, California 95741
  REAL ESTATE                                                           Marketing/Sales Office:
  620 Coolidge Drive, Suite 165                                         Folsom, California*
  Folsom, California 95630

* An asterisk next to a facility listed above indicates that it is a leased property.

     The Company believes each of the facilities is adequate for the business conducted at that facility. The facilities are suitable and adequate for their intended purpose and taking into account current and future needs. A portion of Aerojet's property in California (approximately 3,900 acres of undeveloped land), its Redmond, Washington facility and GDX's owned manufacturing facilities in the U.S. are encumbered by a deed of trust or mortgage. In addition, the Company and its businesses own and lease properties (primarily machinery and warehouse and office facilities) in various locations for use in the ordinary course of its business. Information appearing in Note 11(a) in Notes to Consolidated Financial Statements is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

     Information concerning legal proceedings, including proceedings relating to environmental matters, which appears in Notes 11(b) and 11(c) in Notes to Consolidated Financial Statements, is incorporated herein by reference.

     A. TABLE OF GROUNDWATER AND AIR POLLUTION TOXIC TORT LEGAL PROCEEDINGS
                (*footnotes are listed following Table B below)

                                                                 RELIEF    CURRENT
NAME OF COURT/DATE INSTITUTED/PLAINTIFFS/ALLEGED FACTUAL BASES   SOUGHT*   STATUS*
+Adams, Daphne, et al. v. Aerojet-General Corporation, et al.,      1         2
Case No. 98AS01025, Sacramento County Superior Court, served
4/30/98
Plaintiffs are individuals and seek to represent a putative
class residing in the vicinity of defendants' manufacturing
facilities.
Alleged Factual Bases: Plaintiffs allege that two industrial defendants contaminated groundwater provided by the four
defendant water purveyors as drinking water, which plaintiffs consumed causing illness, death and economic injury.
++Adams, Robert G., et al. v. Aerojet-General Corporation, et       1         2
al., Case No. BC230185, Los Angeles County Superior Court,
served 7/26/00
Plaintiffs are individuals residing in the vicinity of
defendants' manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege that industrial
defendants contaminated groundwater provided by the defendant water purveyors as drinking water, which plaintiffs consumed causing illness, death and economic injury.
++Adler, Jeff, et al. v. Southern California Water Co. et al.,      1         2
Case No. BC169892, Los Angeles County Superior Court, served on or about 4/22/98
Plaintiffs are individuals residing in the vicinity of
defendants' manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege that industrial
defendants contaminated groundwater provided by the defendant water purveyors as drinking water, which plaintiffs consumed causing illness, death and economic injury.
+Allen, et al. v. Aerojet-General Corporation, et al., Case         1         2
No. 97AS06295, Sacramento County Superior Court, served
1/14/98
Plaintiffs are individuals residing in the vicinity of
defendants' manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege that industrial
defendants contaminated groundwater provided by the three
defendant water purveyors as drinking water which plaintiffs consumed causing illness, death and economic injury.
++Alexander, et al. v. Suburban Water Systems, et al., Case         1         2
No. KC031130, Los Angeles County Superior Court, served
6/22/00
Plaintiffs are individuals residing in the vicinity of
defendants' manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege that industrial
defendants contaminated groundwater provided by the defendant water purveyors as drinking water, which plaintiffs consumed causing illness, death and economic injury.

                      (table continued on following page)

     A. TABLE OF GROUNDWATER AND AIR POLLUTION TOXIC TORT LEGAL PROCEEDINGS
                                  (CONTINUED)
                (*footnotes are listed following Table B below)

                                                                 RELIEF    CURRENT
NAME OF COURT/DATE INSTITUTED/PLAINTIFFS/ALLEGED FACTUAL BASES   SOUGHT*   STATUS*
++Alvarado, et al. v. Suburban Water Systems, et al., Case No.      1         2
KC034953, Los Angeles County Superior Court, served 5/7/01
Plaintiffs are individuals residing in the vicinity of
defendants' manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege that industrial
defendants contaminated groundwater provided by the defendant water purveyors as drinking water, which plaintiffs consumed causing illness, death and economic injury.
American States Water Company, et al. v. Aerojet-General            5        14
Corporation, et al., Case No. 99AS05949, Sacramento County
Superior Court, served 10/27/99
Plaintiffs own and operate a Northern California water
purveyor operating in the vicinity of defendants'
manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege that defendants
contaminated plaintiffs' wells requiring plaintiffs to
construct replacement wells, incur higher operating costs, and incur expenses relating to the defense of toxic tort suits
against plaintiffs.
++Anderson, Anthony et al. v. Suburban Water Systems, et al.,       1         2
Case No. KC02854, Los Angeles County Superior Court, served
11/23/98
Plaintiffs are individuals residing in the vicinity of
defendants' manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege that industrial
defendants contaminated groundwater provided by the defendant water purveyors as drinking water, which plaintiffs consumed causing illness, death and economic injury.
++Arenas, et al. v. Suburban Water Systems, et al., Case No.        1         2
KC037559, Los Angeles County Superior Court, served 6/24/02
Plaintiffs are individuals residing in the vicinity of
defendants' manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege that industrial
defendants contaminated groundwater provided by the defendant water purveyors as drinking water, which plaintiffs consumed causing illness, death and economic injury.
Baier, et al. v. Aerojet-General Corporation, et al., Case No.      3         4
EDCV 00 618 VAP (RNBx), U.S. District Court, Central District,
CA, served 6/29/00
Plaintiffs are private homeowners residing in the vicinity of defendants' manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege that the four
defendants dumped, deposited, and released chemicals and other toxic waste materials that have affected the surrounding
community.

                      (table continued on following page)

     A. TABLE OF GROUNDWATER AND AIR POLLUTION TOXIC TORT LEGAL PROCEEDINGS
                                  (CONTINUED)
                (*footnotes are listed following Table B below)

                                                                 RELIEF    CURRENT
NAME OF COURT/DATE INSTITUTED/PLAINTIFFS/ALLEGED FACTUAL BASES   SOUGHT*   STATUS*
++Boswell, et al. v. Suburban Water Systems, et al., Case No.       1         2
KC027318, Los Angeles County Superior Court, served 4/28/98
Plaintiffs are individuals residing in the vicinity of
defendants' manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege that industrial
defendants contaminated groundwater provided by the defendant water purveyors as drinking water, which plaintiffs consumed causing illness, death and economic injury.
++Bowers, et al. v. Aerojet-General Corporation, et al., Case       1         2
No. BC250817, Los Angeles County Superior Court, served
7/17/01
Plaintiffs are individuals residing in the vicinity of
defendants' manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege that industrial
defendants contaminated groundwater provided by the defendant water purveyors as drinking water, which plaintiffs consumed causing illness, death and economic injury.
++Brooks, et al. v. Suburban Water Systems et al., Case No.         1         2
KC032915, Los Angeles County Superior Court, served 10/17/00
Plaintiffs are individuals residing in the vicinity of
defendants' manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege that industrial
defendants contaminated groundwater provided by the defendant water purveyors as drinking water, which plaintiffs consumed causing illness, death and economic injury.
++Celi, et al. v. San Gabriel Valley Water Company, et al.,         1         2
Case No. GC020622, Los Angeles County Superior Court, served
4/28/98
Plaintiffs are individuals residing in the vicinity of
defendants' manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege that industrial
defendants contaminated groundwater provided by the defendant water purveyors as drinking water, which plaintiffs consumed causing illness, death and economic injury.
++Criner, et al. v. San Gabriel Valley Water Company, et al.,       1         2
Case No. GC021658, Los Angeles County Superior Court, served
9/16/98
Plaintiffs are individuals residing in the vicinity of
defendants' manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege that industrial
defendants contaminated groundwater provided by the defendant water purveyors as drinking water, which plaintiffs consumed causing illness, death and economic injury.
++Demciuc, et al. v. Suburban Water Systems, et al., Case No.       1         2
KC028732, Los Angeles County Superior Court, served 9/16/98
Plaintiffs are individuals residing in the vicinity of
defendants' manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege that industrial
defendants contaminated groundwater provided by the defendant water purveyors as drinking water, which plaintiffs consumed causing illness, death and economic injury.

                      (table continued on following page)

     A. TABLE OF GROUNDWATER AND AIR POLLUTION TOXIC TORT LEGAL PROCEEDINGS
                                  (CONTINUED)
                (*footnotes are listed following Table B below)

                                                                 RELIEF    CURRENT
NAME OF COURT/DATE INSTITUTED/PLAINTIFFS/ALLEGED FACTUAL BASES   SOUGHT*   STATUS*
++Dominguez, et al. v. Southern California Water Company, et        1         2
al., Case No. GC021657, Los Angeles County Superior Court,
served 9/16/98
Plaintiffs are individuals residing in the vicinity of
defendants' manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege that industrial
defendants contaminated groundwater provided by the defendant water purveyors as drinking water, which plaintiffs consumed causing illness, death and economic injury.
Kerr, et al. v. Aerojet-General Corporation, Case No. EDCV          3         4
01-19 VAP (SGLx), U.S. District Court, Central District, CA,
served 12/14/00
Plaintiffs are private homeowners residing in the vicinity of defendants' manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege that the four
defendants dumped, deposited, and released chemicals and other toxic waste materials that have affected the surrounding
community.
+Pennington, et al. v. Aerojet-General Corporation, et al.,         1         2
Case No. OOAS02622, Sacramento County Superior Court, served
6/19/00
Plaintiff is an individual residing in the vicinity of
defendants' manufacturing facilities.
Alleged Factual Bases: Plaintiff alleges that industrial
defendants contaminated groundwater provided by the three
defendant water purveyors as drinking water, which plaintiff consumed causing illness, death and economic injury.
+++San Gabriel Valley Water Company v. Aerojet-General             12        13
Corporation, et al., Case No. CV-02-6346 ABC (RCx), U. S.
District Court, Central District of CA, served 10/30/02
Plaintiff is a private drinking water purveyor with facilities located near the South El Monte Operable Unit (SEMOU).
Alleged Factual Bases: Plaintiff alleges that groundwater in the SEMOU is contaminated with chlorinated solvents that were released into the environment by Aerojet and other defendants, causing it to incur unspecified response costs and other
damages.
+++San Gabriel Basin Water Quality Authority v.                    12        13
Aerojet-General Corporation., et al., Case No. CV-02-4565 ABC
(RCx), U. S. District Court, Central District of CA, served
10/30/02
Plaintiff is a public drinking water purveyor with facilities located near the SEMOU.
Alleged Factual Bases: Plaintiff alleges that groundwater in the SEMOU is contaminated with chlorinated solvents that were released into the environment by Aerojet and other parties,
causing it to incur unspecified response costs and other
damages.

                      (table continued on following page)

     A. TABLE OF GROUNDWATER AND AIR POLLUTION TOXIC TORT LEGAL PROCEEDINGS
                                  (CONTINUED)
                (*footnotes are listed following Table B below)

                                                                 RELIEF    CURRENT
NAME OF COURT/DATE INSTITUTED/PLAINTIFFS/ALLEGED FACTUAL BASES   SOUGHT*   STATUS*
++Santamaria, et al. v. Suburban Water Systems, et al., Case        1         2
No. KC025995, Los Angeles County Superior Court, served
2/24/98
Plaintiffs are individuals residing in the vicinity of
defendant's manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege that industrial
defendants contaminated groundwater provided by the defendant water purveyors as drinking water, which plaintiffs consumed causing illness, death and economic injury.
+++Southern California Water Company v. Aerojet-General            12        13
Corporation, et al., Case No. CV-02-6340 ABC (RCx), U. S.
District Court, Central District of CA, served 10/30/02
Plaintiff is a private drinking water purveyor with facilities located near the SEMOU.
Alleged Factual Bases: Plaintiff alleges that groundwater in the SEMOU is contaminated with chlorinated solvents that were released into the environment by Aerojet and other parties,
causing it to incur response costs and other unspecified
damages.
Taylor, et al. v. Aerojet-General Corporation, et al., Case         3         4
No. EDCV 01-106 VAP (RNBx), U. S. District Court, Central
District of CA, served 1/31/01
Plaintiffs are private homeowners residing in the vicinity of defendants' manufacturing facilities.
Alleged Factual Bases: Plaintiffs allege that the four
defendants dumped, deposited, and released chemicals and other toxic waste materials that have affected the surrounding
community.
+++The City of Monterey Park v. Aerojet-General Corporation,       12        13
et al., Case No. CV-02-5909 ABC (RCx), U. S. District Court,
Central District of CA, served 10/30/02
Plaintiff is a private drinking water purveyor with facilities located near the South El Monte Operable Unit (SEMOU).
Alleged Factual Bases: Plaintiff alleges that groundwater in the SEMOU is contaminated with chlorinated solvents that were released into the environment by Aerojet and other parties,
causing it to incur unspecified response costs and other
damages.

                      (table continued on following page)

                      B. TABLE OF OTHER LEGAL PROCEEDINGS
                   (*footnotes are listed following Table B)

                                                                 RELIEF    CURRENT
NAME OF COURT/DATE INSTITUTED/PLAINTIFFS/ALLEGED FACTUAL BASES   SOUGHT*   STATUS*
McDonnell Douglas Corporation v. Aerojet-General Corporation,       8         9
Case No. CIV-01-2245, U. S. District Court, E.D. CA, served
12/17/01
Plaintiff, McDonnell Douglas Corporation (MDC), is a
co-respondent with Aerojet to state environmental orders
relating to a former rocket motor test facility MDC operated on property owned by Aerojet. The orders also apply to offsite groundwater contamination.
Alleged Factual Bases: Plaintiff alleges Aerojet refuses to
pay 50 percent of the costs for both companies to comply with state regulatory orders, resulting in a breach of a 1999
settlement agreement between the companies. The costs relate to groundwater remediation expenses at the Company's
Sacramento Aerojet facility and an adjacent former military
base, Mather Field, in Sacramento County. The Company claimed it is not responsible for more than ten percent of the
contamination and such related costs.
GenCorp Inc. v. Olin Corporation, Case No. 5:93CV2269, U.S.        10        11
District Court, N.D. Ohio, filed 10/25/93
Olin Corporation (Olin), was the operator and owner of a
former chemical manufacturing facility located on land owned by the Company, which has required substantial Superfund
remediation.
Alleged Factual Bases: GenCorp initiated civil proceedings
against Olin Corporation (Olin) seeking a declaratory judgment that it was not liable to Olin for remedial costs. In the same case, Olin counterclaimed that GenCorp is jointly and
severally liable under CERCLA for remediation costs estimated at $70 million due to its contractual relationship with Olin, operational activities and land ownership by GenCorp. The
Company has counterclaimed based on Olin's breach of
contractual obligations to provide insurance protection for
both the Company and Olin, as required by the contract between the two companies.
Wotus, et al. v. GenCorp Inc. and OMNOVA Solutions Inc., Case       6         7
No. 5:00-CV-2604, U. S. District Court, N.D. Ohio (Cleveland),
served 10/12/00
Plaintiffs are hourly retirees -- six under the OMNOVA plan
and three under the GenCorp plan. Plaintiffs asked the trial court to certify a class including over 1,300 retirees.
Alleged Factual Bases: Plaintiffs allege GenCorp's and
OMNOVA's adoption and administration of new retiree medical
plans constitute a breach of labor contracts and violate
alleged obligations to provide lifetime medical benefits
without increased retiree contributions.

  + Designates the Sacramento based cases.

 ++ Designates the San Gabriel Valley based cases.

+++ Designates SEMOU related litigation.

Footnotes Indicating "Relief Sought" and "Current Status"

 1. Relief Sought: Plaintiffs seek judgment against defendants for unspecified general, special and punitive damages, diminution in value of plaintiffs' real property, medical monitoring, a constructive trust against defendants' properties to pay for plaintiffs' injuries, an order compelling defendants to disgorge profits acquired through unlawful business practices and injunctive relief.

 2. Current Status: In the San Gabriel Valley based cases, initial discovery has commenced and the Court issued its ruling on August 25, 2003, on what would constitute a violation of water quality standards (Hartwell standard). The next step will be further proceedings on whether a violation has occurred with respect to any of the regulated water purveyors involved. In the San Gabriel Valley cases, the number of plaintiffs has been reduced from approximately 1,100 to approximately 500. At present, approximately 162 of the San Gabriel Valley case plaintiffs are subject to early trial -- most likely in 2005. The Sacramento based cases have now been activated by the Superior Court and discovery efforts will commence in early 2004. Trial has been set for April 2005. The Superior Court, through the initial pleading stage, has reduced the number of plaintiffs in the Sacramento based cases from approximately 500 to approximately 300.

 3. Relief Sought: Plaintiffs seek judgment against defendants for unspecified general, special and punitive damages, and diminution in value of plaintiffs' property.

 4. Current Status: Through various motions, the number of plaintiffs has been reduced from 80 to 49. Discovery is proceeding. The Company expects that a trial date will be set for 2005.

 5. Relief Sought: Plaintiffs seek judgment against defendants for damages, including unspecified past costs, replacement water for contaminated drinking water wells near Aerojet's Sacramento site and future damages.

 6. Relief Sought: Plaintiffs seek to reinstate benefits under prior GenCorp Retiree Medical Plans, as negotiated with their union at the time of retirement, as well as the right to participate in improvements in subsequent plans and the right to reimbursement of contributions paid in excess of those required under prior medical benefit plans.

 7. Current Status: Plaintiffs voluntarily dismissed, without prejudice, breach of fiduciary duty, misrepresentation and estoppel claims, in order to facilitate cross-motions for summary judgment. The court, however, denied the cross-motions for summary judgment on December 20, 2002. The court denied the plaintiffs' motion for class certification on December 2, 2003. The plaintiffs filed a motion for reconsideration that was denied by the trial court.

 8. Relief Sought: MDC seeks declaratory relief and specific performance requiring Aerojet to pay 50 percent of the remediation expenses for Mather Field groundwater remediation.

 9. Current Status: MDC and Aerojet have reached an agreement in principle that requires MDC to assume a certain percentage of the relevant costs and Aerojet to assume the balance of such costs. MDC and Aerojet are currently negotiating an agreement that will reflect this interim allocation of costs.

10. Relief Sought: Olin sought a decision from the trial court that GenCorp is jointly and severally liable for certain Superfund remediation costs totaling $70 million.

11. Current Status: The trial court ruled GenCorp liable based on theories of owner and arranger liability under CERCLA. The trial court found GenCorp 30 percent liable and Olin 70 percent liable for the Big D site, and GenCorp 40 percent liable and Olin 60 percent liable for another site, for CERCLA remediation costs. (GenCorp's potential share of these costs, plus prejudgment interest, amount to approximately $29 million.) GenCorp filed an appeal regarding its CERCLA contribution liability on the basis that it is not directly or indirectly liable as an arranger for Olin's waste disposal at the Big D site and that GenCorp did not either actively control Olin's waste disposal choices or operate the plant on a day-to-day basis. In addition, GenCorp appealed the "final judgment," because the trial court failed to address GenCorp's claims under the complaint, holding such claims in abeyance. Oral argument is not expected to occur until spring or summer of 2004 and judgment of the Court of Appeals will follow in late 2004 or 2005.

12. Relief Sought: These claims are based upon allegations of discharges from a former site in the El Monte area, more fully discussed under San Gabriel Valley Basin, California, South El Monte Operable Unit (SEMOU). Aerojet has notified its insurers and is defending the actions as its investigations do not identify a credible connection between the contaminants identified by the water entities in the SEMOU and those detected at Aerojet's former facility located in El Monte, California, SEMOU.

13. Current Status: The cases have been coordinated for ease of administration by the court. Discovery is ongoing. A trial date in late 2004 or early 2005 is anticipated.

14. Current Status: Aerojet and American States Water Company (ASWC) have entered into a Memorandum of Understanding (MOU) to settle this matter. The settlement agreement has not yet been finalized, but the trial court has ruled that the MOU is binding. The trial date has been vacated. Any disputes arising in subsequent negotiations with respect to the settlement agreement are to be resolved by arbitration subject to the continuing jurisdiction of the trial court for enforcement or ancillary purposes.

VINYL CHLORIDE AND ASBESTOS CASES

     The following tables set forth information related to our historical product liability costs associated with our vinyl chloride and asbestos litigation cases.

                              VINYL CHLORIDE CASES

                                                                     YEAR ENDED
                                                                    NOVEMBER 30,
                                                              ------------------------
                                                               2003     2002     2001
                                                              ------   ------   ------
                                                               (DOLLARS IN THOUSANDS)
Claims filed................................................     11       12        2
Claims dismissed............................................      4        1        0
Claims settled..............................................      2        2        1
Claims pending..............................................     19       14        5
Aggregate settlement costs..................................    $55      $58     $425
Average settlement costs....................................    $27      $29     $425

     Legal and administrative fees for the vinyl chloride cases for 2003, 2002 and 2001 were approximately $0.4 million, $0.3 million and $0.5 million, respectively. Fees, aggregate settlement costs and average settlement costs for 2001 consist substantially of the fees and costs associated with the former Ashtabula employee case.

                                 ASBESTOS CASES

                                                                     YEAR ENDED
                                                                    NOVEMBER 30,
                                                              ------------------------
                                                               2003     2002     2001
                                                              ------   ------   ------
                                                               (DOLLARS IN THOUSANDS)
Claims filed................................................     40       14       19
Claims dismissed............................................     21       16       11
Claims settled..............................................      6        7        8
Claims pending..............................................     42       29       38
Aggregate settlement costs..................................   $226     $232     $124
Average settlement costs....................................   $ 38     $ 33     $ 15

     Legal and administrative fees for the asbestos cases for 2003, 2002 and 2001 were approximately $1.4 million, $0.7 million and $0.6 million, respectively. Fees for 2002 include costs associated with the litigation of the Goede et al. v. Chesterton Inc. et al. matter. However, aggregate settlement costs and average settlement costs for 2002 do not include the matter entitled Goede et al. v. Chesterton Inc. et al. in which there was a judgment of approximately $5.0 million against Aerojet, which was reduced to approximately $2.0 million after setoff based on plaintiffs' settlements with other defendants, an amount that the Company has accrued. The case is currently on appeal. Subsequent to November 30, 2003, the Company settled an asbestos case involving a former subsidiary.

     The Company and its subsidiaries are subject to other legal actions, governmental investigations and proceedings relating to a wide range of matters in addition to those discussed above. While there can be no certainty regarding the outcome of any litigation, investigation or proceeding, in the opinion of the Company's management, after reviewing the information that is currently available with respect to such matters, the Company believes that any liability that may ultimately be incurred with respect to these matters is not expected to materially affect the consolidated financial condition of the Company. The effect of resolution of these matters on the Company's financial condition and results of operations cannot be predicted because any such effect depends on future results of operations, the Company's liquidity position and available financial resources, and the amount and timing of the resolution of such matters. In addition, it is possible that amounts incurred could be significant in any particular reporting period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended November 30, 2003.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS' MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's common stock, $0.10 par value (Common Stock) is listed on the New York and Chicago Stock Exchanges under the trading symbol "GY". As of January 31, 2004, there were 10,605 holders of record of the Company's Common Stock. During each quarter in 2003, 2002 and 2001, the Company paid a quarterly cash dividend on its Common Stock of $0.03 per share. Information concerning long-term debt, including material restrictions relating to payment of dividends on the Company's Common Stock appears in Part II, Item 7 under the caption "Liquidity and Capital Resources" and at Note 8 in Notes to Consolidated Financial Statements, which is incorporated herein by reference. Information concerning securities authorized for issuance under the Company's equity compensation plans appears in Part III, Item 12 under the caption "Equity Compensation Plan Information" which is incorporated herein by reference.

     The high and low closing sale price of the Company's Common Stock as reported on the New York Stock Exchange Composite Tape were:

                              PERIOD                            HIGH     LOW
                              ------                           ------   ------
2003   Fourth quarter.......................................   $10.46   $ 8.89
       Third quarter........................................   $10.30   $ 7.68
       Second quarter.......................................   $ 8.26   $ 6.05
       First quarter........................................   $ 8.35   $ 6.79
2002   Fourth quarter.......................................   $11.16   $ 6.75
       Third quarter........................................   $14.35   $ 9.75
       Second quarter.......................................   $15.95   $10.95
       First quarter........................................   $14.78   $10.64

ITEM 6.  SELECTED FINANCIAL DATA

                                                                       YEAR ENDED NOVEMBER 30,
                                                              ------------------------------------------
                                                               2003     2002     2001     2000     1999
                                                              ------   ------   ------   ------   ------
                                                                        (DOLLARS IN MILLIONS,
                                                                EXCEPT PER SHARE AND DIVIDEND AMOUNTS)
NET SALES...................................................  $1,192   $1,135   $1,486   $1,047   $1,071
COSTS AND EXPENSES
Cost of products sold.......................................     979      935    1,328      860      925
Selling, general and administrative.........................      87       55       42       40       41
Depreciation and amortization...............................      81       66       77       50       44
Interest expense............................................      28       16       33       18        6
Other (income) expense, net.................................      (5)       4      (22)      (4)      (7)
Restructuring charges (1)...................................      --        2       40       --       --
Unusual items, net (1)......................................       5       15     (199)      (4)     (12)
                                                              ------   ------   ------   ------   ------
      Total costs and expenses..............................   1,175    1,093    1,299      960      997
                                                              ------   ------   ------   ------   ------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.......      17       42      187       87       74
  Income tax (benefit) provision............................      (5)      12       59       35       29
                                                              ------   ------   ------   ------   ------
INCOME FROM CONTINUING OPERATIONS, NET OF INCOME TAXES......      22       30      128       52       45
  Income from discontinued operations, net of income
    taxes...................................................      --       --       --       --       26
  Cumulative effect of change in accounting principle, net
    of income taxes (3).....................................      --       --       --       74       --
                                                              ------   ------   ------   ------   ------
NET INCOME..................................................  $   22   $   30   $  128   $  126   $   71
                                                              ======   ======   ======   ======   ======
BASIC EARNINGS PER SHARE OF COMMON STOCK
  Income from continuing operations.........................  $ 0.50   $ 0.71   $ 3.03   $ 1.24   $ 1.09
  Income from discontinued operations (2)...................      --       --       --       --     0.63
  Cumulative effect of change in accounting principle (3)...      --       --       --     1.76       --
                                                              ------   ------   ------   ------   ------
      Total.................................................  $ 0.50   $ 0.71   $ 3.03   $ 3.00   $ 1.72
                                                              ======   ======   ======   ======   ======
DILUTED EARNINGS PER SHARE OF COMMON STOCK
  Income from continuing operations.........................  $ 0.50   $ 0.69   $ 3.00   $ 1.23   $ 1.07
  Income from discontinued operations (2)...................      --       --       --       --     0.63
  Cumulative effect of change in accounting principle (3)...      --       --       --     1.76       --
                                                              ------   ------   ------   ------   ------
      Total.................................................  $ 0.50   $ 0.69   $ 3.00   $ 2.99   $ 1.70
                                                              ======   ======   ======   ======   ======
Cash dividends paid per share of Common Stock...............  $ 0.12   $ 0.12   $ 0.12   $ 0.12   $ 0.48
OTHER FINANCIAL DATA:
  Capital expenditures......................................  $   49   $   45   $   49   $   82   $   97
  Retirement benefit plan (expense) income..................  $   (4)  $   35   $   72   $   53   $   11
  Total assets..............................................  $1,907   $1,636   $1,468   $1,325   $1,232
  Long-term debt, including current maturities..............  $  538   $  387   $  214   $  190   $  158

---------------

(1) See Note 15 in Notes to Consolidated Financial Statements for information on restructuring and unusual items included in the Company's financial results.

(2) On October 1, 1999, the Company spunoff its Performance Chemicals and Decorative Building Products businesses to GenCorp shareholders as a separate, publicly traded company (OMNOVA Solutions Inc.).

(3) Effective December 1, 1999, the Company changed its methods for determining the market-related value of plan assets used in determining the expected return-on-assets component of annual net pension costs and the amortization of gains and losses for both pension and postretirement benefit costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear in Part II,
Item 8 of this Report.

     As discussed under "Forward-Looking Statements", the forward-looking statements contained herein involve certain risks, estimates, assumptions and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation and anticipated costs of capital. Some of the important factors that could cause the Company's actual results or outcomes to differ from those discussed herein are listed under "Forward-Looking Statements."

OVERVIEW

     The Company is a multinational technology-based company operating primarily in North America and Europe. The Company's continuing operations are organized into four segments: Aerospace and Defense, GDX Automotive, Fine Chemicals and Real Estate. The Aerospace and Defense segment includes the operations of Aerojet, which develops and manufactures propulsion systems for space and defense applications, armament systems for precision tactical weapon systems and munitions applications, and advanced airframe structures. Primary customers served include major prime contractors to the U.S. government, DOD and NASA. The GDX Automotive segment is a major automotive supplier, engaged in the development, manufacture and sale of highly engineered extruded and molded rubber and plastic sealing systems for vehicle bodies and windows for automotive original equipment manufacturers. The Fine Chemicals segment consists of the operations of AFC, sales of which are primarily from custom manufactured active pharmaceutical ingredients and advanced/ registered intermediates to pharmaceutical and biotechnology companies. The Real Estate segment includes activities related to the development, sale, acquisition and leasing of the Company's real estate assets.

RESULTS OF OPERATIONS

     The following section pertains to activity included in the Company's Consolidated Statements of Operations, which are contained in Part II, Item 8 of this Report.

                                                      YEAR ENDED NOVEMBER 30,
                                                    ---------------------------   2003 VS.    2002 VS.
                                                     2003      2002      2001       2002        2001
                                                    -------   -------   -------   ---------   ---------
                                                      (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
NET SALES.........................................  $1,192    $1,135    $1,486     $   57      $ (351)
COSTS AND EXPENSES
Cost of products sold.............................     979       935     1,328         44        (393)
Selling, general and administrative...............      87        55        42         32          13
Depreciation and amortization.....................      81        66        77         15         (11)
Interest expense..................................      28        16        33         12         (17)
Other (income) expense, net.......................      (5)        4       (22)        (9)         26
Restructuring charges.............................      --         2        40         (2)        (38)
Unusual items, net................................       5        15      (199)       (10)        214
                                                    ------    ------    ------     ------      ------
       Total costs and expenses...................   1,175     1,093     1,299         82        (206)
                                                    ------    ------    ------     ------      ------
INCOME BEFORE INCOME TAXES........................      17        42       187        (25)       (145)
Income tax benefit (provision)....................       5       (12)      (59)        17          47
                                                    ------    ------    ------     ------      ------
NET INCOME........................................  $   22    $   30    $  128     $   (8)     $  (98)
                                                    ======    ======    ======     ======      ======
Basic earnings per share of Common Stock..........  $ 0.50    $ 0.71    $ 3.03     $(0.21)     $(2.32)
                                                    ======    ======    ======     ======      ======
Diluted earnings per share of Common Stock........  $ 0.50    $ 0.69    $ 3.00     $(0.19)     $(2.31)
                                                    ======    ======    ======     ======      ======

Net Sales

     Consolidated net sales for the Company increased slightly to $1.2 billion in 2003 compared to $1.1 billion in 2002. The increase is primarily the effect of recent acquisitions at Aerojet, increased real estate sales, and higher exchange rates. These increases were partially offset by lower pricing and vehicle demand at GDX Automotive.

     Consolidated net sales for 2002 were $1.1 billion compared to $1.5 billion in 2001. The decline in sales reflects the sale in 2001 of Aerojet's space electronics business which contributed sales of $398 million in 2001.

Income Before Income Taxes

     The Company reported income before income taxes of $17 million in 2003 compared to $42 million in 2002 reflecting the following:

     - The Company recognized improvements in segment performance for its Aerospace and Defense, Real Estate and Fine Chemicals segments, mostly offset by a decline in its GDX Automotive segment. See below for a more detailed discussion of segment performance.

     - Asset sales by the Real Estate segment resulted in gross profit of $19 million in 2003. There were no asset sales in 2002.

     - Employee retirement benefit expense was $4 million in 2003 compared to income of $35 million in 2002. See discussion under "Employee Pension and Postretirement Plans" below discussion of segment results.

     - During 2003, the Company's GDX Automotive segment recognized an impairment charge of $6 million to write-down assets at one of its plants in France to their estimated net realizable value.

     - The Company recorded unusual charges of $5 million in 2003 versus $15 million in 2002. There were no restructuring charges in 2003 while 2002 results included restructuring charges of $2 million related to its GDX Automotive operations. A discussion of unusual items is included under "Restructuring and Unusual Items" following the Company's discussion of segment results.

     - Interest expense increased to $28 million in 2003 from $16 million in 2002 primarily due to the debt incurred to finance recent acquisitions by the Aerospace and Defense segment. Average debt balances during 2003 were $436 million compared to $285 million during 2002. The Company's average interest rates increased to 6.3 percent during 2003 from 5.2 percent during 2002.

     The Company reported income before income taxes of $42 million in 2002 compared to $187 million in 2001 reflecting the following:

     - 2002 results reflected significant operational improvements over 2001 in both the GDX Automotive and Fine Chemicals segments, both of which had reported segment performance losses in 2001. See discussion below for more information regarding segment performance.

     - There were no asset sales by the Real Estate segment in 2002. Asset sales in 2001 contributed gross profit of $25 million.

     - Employee retirement benefit income was $35 million in 2002 compared to income of $72 million in 2001. See discussion under "Employee Pension and Postretirement Plans" below discussion of segment results.

     - In October 2001, Aerojet sold its EIS business. The EIS business contributed $30 million to income before income taxes in 2001.

     - In 2001, the Company recorded a $46 million inventory write-down in cost of products sold related to Aerojet's participation as a propulsion supplier to a commercial launch vehicle program and a $2 million accrual for outstanding obligations connected with this effort.

     - 2002 results include foreign currency transaction gains of $1 million compared to $11 million in 2001. The 2001 gains resulted from several foreign currency forward contracts entered into in order to hedge against market fluctuations during negotiations to acquire The Laird Group Public Limited Company's Draftex International Car Body Seals Division (Draftex) business.

     - The Company recorded unusual charges of $15 million in 2002 versus unusual income of $199 million in 2001. The Company recorded restructuring charges of $2 million in 2002 versus $40 million in 2001 related to its GDX Automotive operations, Fine Chemicals operations and corporate headquarters. A discussion of unusual items is included under "Restructuring and Unusual Items" following the Company's discussion of segment results.

     - Interest expense decreased to $16 million in 2002 from $33 million in 2001. The $17 million decrease in 2002 was due to lower average debt levels resulting from the proceeds from the sale of the EIS business in October 2001.

Income Tax (Benefit) Provision

     The Company recorded a net income tax benefit of $5 million in 2003 resulting from $9 million in domestic federal and state tax settlements, and an $8 million benefit recorded as a result of the closure of one of GDX's plants in France. The Company's tax provision in 2002 was favorably impacted by a reduction of $4 million for federal and state income tax settlements and $1 million for the tax benefit of a charitable gift of real property. The 2001 tax provision was reduced by $13 million due to the receipt of state income tax settlements.

SEGMENT RESULTS

     The Company evaluates its operating segments based on several factors, of which the primary financial measure is segment performance. Segment performance represents net sales from continuing operations less applicable costs, expenses and provisions for restructuring and unusual items relating to operations. Segment performance excludes corporate income and expenses, provisions for unusual items not related to the operations, interest expense, income taxes and minority interest.

                                                    YEAR ENDED NOVEMBER 30,
                                                    ------------------------   2003 VS.   2002 VS.
                                                     2003     2002     2001      2002       2001
                                                    ------   ------   ------   --------   --------
                                                                (DOLLARS IN MILLIONS)
NET SALES:
     Aerospace and Defense........................  $  321   $  271   $  604    $  50      $(333)
     GDX Automotive...............................     786      806      808      (20)        (2)
     Fine Chemicals...............................      58       52       38        6         14
     Real Estate..................................      32        6       36       26        (30)
     Intersegment sales elimination...............      (5)      --       --       (5)        --
                                                    ------   ------   ------    -----      -----
          TOTAL...................................  $1,192   $1,135   $1,486    $  57      $(351)
                                                    ======   ======   ======    =====      =====
SEGMENT PERFORMANCE:
     Aerospace and Defense........................  $   45   $   32   $    9    $  13      $  23
     Retirement benefit plan income (1)...........       3       24       48      (21)       (24)
     Unusual items (2)............................      (5)     (12)     197        7       (209)
                                                    ------   ------   ------    -----      -----
          AEROSPACE AND DEFENSE...................      43       44      254       (1)      (210)
                                                    ------   ------   ------    -----      -----
     GDX Automotive...............................      18       33      (15)     (15)        48
     Retirement benefit plan income
       (expense) (1)..............................      (4)       5       11       (9)        (6)
     Asset impairment charges.....................      (6)      --       --       (6)        --
     Restructuring charges (2)....................      --       (2)     (29)       2         27
                                                    ------   ------   ------    -----      -----
          GDX AUTOMOTIVE..........................       8       36      (33)     (28)        69
                                                    ------   ------   ------    -----      -----
     Fine Chemicals...............................       8        3      (14)       5         17
     Restructuring charges (2)....................      --       --       (1)      --          1
                                                    ------   ------   ------    -----      -----
          FINE CHEMICALS..........................       8        3      (15)       5         18
                                                    ------   ------   ------    -----      -----
     Gross margin on Real Estate asset sales......      19       --       25       19        (25)
     Leasing and other activities and expenses....       4        3        1        1          2
                                                    ------   ------   ------    -----      -----
          REAL ESTATE.............................      23        3       26       20        (23)
                                                    ------   ------   ------    -----      -----
               SEGMENT PERFORMANCE................  $   82   $   86   $  232    $  (4)     $(146)
                                                    ======   ======   ======    =====      =====
          A reconciliation of segment performance to income before income taxes is shown below:
SEGMENT PERFORMANCE...............................  $   82   $   86   $  232    $  (4)     $(146)
     Interest expense.............................     (28)     (16)     (33)     (12)        17
     Corporate retirement benefit plan (expense)
       income (1).................................      (3)       6       13       (9)        (7)
     Corporate and other expenses.................     (34)     (31)     (17)      (3)       (14)
     Corporate restructuring charges (2)..........      --       --      (10)      --         10
     Unusual items................................      --       (3)       2        3         (5)
                                                    ------   ------   ------    -----      -----
INCOME BEFORE INCOME TAXES........................  $   17   $   42   $  187    $ (25)     $(145)
                                                    ======   ======   ======    =====      =====

---------------

(1) See discussion of retirement benefit plan income (expense) under the caption "Employee Pension and Postretirement Benefit Plans" following the segment discussion. Discussions of the individual segments' results below exclude these items.

(2) See discussion of restructuring and unusual charges under the caption "Restructuring and Unusual Items" following the segment discussion. Discussions of the individual segments' results below exclude these items.

AEROSPACE AND DEFENSE

Fiscal 2003

     Net sales for the Aerospace and Defense segment totaled $321 million for 2003, an increase of 18 percent compared with 2002 sales of $271 million. The acquisition of the Redmond, Washington operations in October 2002 and the recently completed ARC acquisition in October 2003 contributed an additional $68 million in net sales in 2003 as compared to 2002. In addition to sales increases from recent acquisitions, programs contributing higher sales were as follows:
Missile and Defense application programs, Boeing's HyFly program, deliveries of ATLAS V solid rocket motors, greater Titan IV volume, ordnance programs and increased volumes on various technology programs. These increases were offset by completion of the NASA X-38 De-Orbit Propulsion Stage in 2002, cancellation of the COBRA booster engine program in 2002 and lower volumes on other programs.

     Before unusual items and retirement benefit plan income, segment performance for the Aerospace and Defense segment was $45 million for 2003 as compared to $32 million in 2002, an improvement of $13 million as compared to 2002. Increased segment performance reflects higher sales due to recent acquisitions, improved profit margins on the Delta program, and the effects of overall operational improvements.

     In October 2003, Aerojet acquired the propulsion business of ARC for cash of $144 million, including estimated transaction costs and purchase price adjustments. Aerojet's 2003 operating results include sales of $18 million and negligible earnings from this acquired business (as described more fully in Note 9 in Notes to Consolidated Financial Statements).

     As of November 30, 2003, Aerojet's contract backlog was $830 million. The comparable amount for 2002 was $773 million. Funded backlog, which includes only the amount of those contracts for which money has been directly authorized by the U.S. Congress, or for which a firm purchase order has been received by a commercial customer, was $425 million as of November 30, 2003. The comparable 2002 amount was $416 million. Funding for the Titan Program was restructured in 2003, reducing Aerojet's funded backlog by $58 million with total contract backlog remaining unchanged. Aerojet expects this funding to be incrementally restored in future years.

Fiscal 2002

     Net sales for the Aerospace and Defense segment totaled $271 million for 2002, compared to $604 million in 2001. The decrease reflects Aerojet's sale of its EIS business in October 2001 (as described more fully in Note 9 in Notes to Consolidated Financial Statements), which contributed $398 million of net sales in 2001. Excluding the results of the EIS business, net sales for the segment increased $65 million in 2002 compared to the prior year. Approximately $54 million of the sales increase was generated from the delivery of a NASA X-38 DeOrbit Propulsion Stage, the COBRA booster engine program, other propulsion technologies for NASA's second-generation reusable launch vehicle program, Titan IV launch vehicle propulsion systems, and increased activity on the liquid DACS system, offset by decreased sales on the Delta II upper stage pressure-fed liquid rocket engine. Additional sales increases of $7 million were attributable to ordnance programs and $8 million was attributable to the acquisition of the Redmond, Washington operations in October 2002. In 2002, Aerojet received notice that, due to funding constraints, the customer would not extend the COBRA contract beyond September 2002. The contract contributed $19 million in sales and $1 million in segment performance in 2002.

     Before unusual items and retirement benefit plan income, segment performance for the Aerospace and Defense segment was $32 million for 2002, compared to $9 million for 2001. Segment performance in 2001 included $30 million from the EIS business. Results in 2001 included a $46 million inventory write-down related to Aerojet's participation as a propulsion supplier to a commercial launch vehicle program and a $2 million accrual for outstanding obligations connected with this effort. After these items, the resulting $5 million increase in 2002 compared to the prior year reflected higher sales volumes and improved contract profits as described above.

     In October 2002, Aerojet acquired the Redmond, Washington operations for cash of $93 million, including transaction costs. Aerojet's 2002 results include sales of $8 million and negligible earnings from this acquired business. In conjunction with the acquisition, in-process research and development costs of $6 million were expensed as an unusual item (as described more fully in Note 9 in Notes to Consolidated Financial Statements).

     As of November 30, 2002, Aerojet's contract backlog was $773 million. The comparable amount for 2001 was $603 million. Funded backlog, which includes only the amount of those contracts for which money has been directly authorized by the U.S. Congress, or for which a firm purchase order has been received by a commercial customer, was $416 million as of November 30, 2002. The comparable 2001 amount was $366 million.

GDX AUTOMOTIVE

Fiscal 2003

     GDX Automotive's net sales totaled $786 million in 2003, a decrease of 2 percent compared with 2002 net sales of $806 million. The decrease reflects lower volumes due to vehicle platform transitions and lower demand for major vehicle platforms, as well as increased pricing concessions to major customers in North America. The decrease was partially offset by the effects of favorable foreign currency exchange rates of $72 million.

     Segment performance for 2003 was $8 million compared to $36 million in 2002. Excluding retirement benefit plan income or expense, asset impairment charges and restructuring charges, GDX reported segment performance of $18 million for 2003 compared to $33 million in 2002. The 2003 results were negatively impacted by $29 million in volume decreases, $27 million in increased pricing concessions, mainly due to major customers in North America, and higher economic inflation factors affecting material and labor costs of $11 million. Lower volumes of Volkswagen products in North America and Germany contributed to a significant portion of the decline. Segment performance was positively impacted by $49 million in manufacturing efficiencies and other operating items. Additionally, foreign currency exchange rates positively impacted segment performance by $3 million.

     GDX recorded asset impairment charges of $6 million in 2003 to write-down long lived assets at one of its plants in France to their estimated net realizable value. This plant is in the process of closure (see discussion under "Restructuring and Unusual Items" below).

Fiscal 2002

     Net sales for the GDX Automotive segment were relatively unchanged at $806 million in 2002 compared to $808 million in 2001. Favorable currency exchange rate effects of $13 million and full year of sales from the Draftex acquisition (versus eleven months in 2001) contributed to 2002 sales. In December 2000, the Company completed the acquisition of the Draftex business of The Laird Group Public Limited Company. Pricing concessions of $21 million granted to GDX customers offset this increase in sales.

     Before retirement benefit plan income or expense and restructuring charges, the GDX Automotive segment returned to profitability in 2002, with segment performance improving to $33 million compared to a $15 million loss in the preceding year. In 2001, GDX initiated restructuring programs to lower production costs and improve operating efficiency. As a result, 2002 labor costs at the North American plants decreased $25 million from the previous year, overhead declined nearly $22 million, material purchase prices declined $10 million and lower scrap rates improved performance by $7 million. Also contributing to the improvement in segment performance were reductions in accounts receivable reserves and inventory valuation allowances, aggregating $3 million, resulting from improved asset management. Segment performance was negatively impacted by $21 million in pricing concessions as discussed above.

FINE CHEMICALS

Fiscal 2003

     Net sales for the Fine Chemicals segment were $58 million for 2003 compared to $52 million for 2002, an increase of 12 percent. As a contract manufacturer and ingredient supplier to pharmaceutical and biotechnology companies, AFC's sales trends reflect, to a certain extent, increasing demand for its customers' end products, coupled with the fact that the market segments served by AFC are growing faster than the overall pharmaceutical market for drug ingredients outsourced to contract manufacturers.

     Segment performance for 2003 was $8 million compared to $3 million for 2002. Segment performance for 2003 includes $2 million of fees paid by a customer to settle a matter involving minimum purchase commitments during the period. The increase in segment performance compared with 2002 also reflects higher sales volumes, operational improvements and higher capacity utilization.

     As of November 30, 2003, AFC's backlog was $57 million, compared to $25 million as of November 30, 2002. These amounts represent the unfilled sales value of firm customer purchase orders.

Fiscal 2002

     In December 2001, the Company reacquired the 40 percent minority interest in AFC held by NextPharma. As part of the transaction, other agreements between the two companies were terminated, including a comprehensive sales and marketing agreement. With the termination of these agreements, AFC reassumed responsibility for sales, marketing and customer interface. For more information, see Note 9 in Notes to Consolidated Financial Statements.

     Net sales for AFC totaled $52 million in 2002 compared to $38 million for 2001. The improvement reflects AFC's successful resumption of internal sales and marketing responsibilities and increased demand for products launched in 2001.

     Before restructuring charges, segment performance for 2002 was $3 million compared with a loss of $14 million for 2001. Segment performance in 2001 included restructuring charges of $1 million. The significant improvement in AFC's financial performance in 2002 reflects higher sales volume and the results of restructuring actions initiated in 2001, which included an approximate 40 percent reduction in AFC's workforce. Additionally, 2001 results included costs of $5 million paid to NextPharma's parent under the now terminated sales and marketing arrangement and reflected start-up costs associated with the launch of several new products.

REAL ESTATE

Fiscal 2003

     Real Estate net sales and segment performance for 2003 were $32 million and $23 million, respectively, compared to $6 million and $3 million, respectively, for 2002. The 2003 net sales and segment performance increases were driven by sales of real estate assets while 2002 performance reflected only leasing activities. 2003 asset sales included a 96,000 square foot office complex on 11 acres in Sacramento County for $15 million, 20 acres of undeveloped land for $6 million, and other smaller property sales.

Fiscal 2002

     Real Estate net sales and segment performance for 2002 were $6 million and $3 million, respectively, compared to $36 million and $26 million, respectively, for 2001. The 2002 net sales and segment performance decreases were driven by sales of real estate assets in 2001 while 2002 performance reflected only leasing activity. 2001 results included the sale of 1,115 acres of property in Sacramento County to a regional homebuilder.

CORPORATE AND OTHER EXPENSES

     Corporate and other expenses increased in 2003 to $34 million from $31 million in 2002. The increase is primarily due to increases in professional service fees and employee compensation costs. Expenses for 2002 included $6 million in costs for outside legal advisors and accounting consultants involved in the special review of prior year accounting issues at GDX. Corporate and other expenses included amortization of debt financing costs of $5 million in 2003 and $4 million in 2002.

     Corporate and other expenses increased in 2002 to $31 million from $17 million in 2001. The increase in 2002 was due to $6 million in costs for outside legal advisors and accounting consultants involved in the special review of prior year accounting issues at GDX. In addition, 2001 corporate and other expenses included a gain of

$11 million related to the settlement of foreign currency forward contracts. Corporate and other expenses included amortization of debt financing costs of $4 million in 2002 and $3 million in 2001.

EMPLOYEE PENSION AND POSTRETIREMENT BENEFIT PLANS

     GenCorp's income (expense) from retirement benefit plans is as follows:

                                                                   YEAR ENDED
                                                                  NOVEMBER 30,
                                                              ---------------------
                                                              2003    2002    2001
                                                              -----   -----   -----
                                                              (DOLLARS IN MILLIONS)
Aerospace and Defense.......................................   $ 3     $24     $48
GDX Automotive..............................................    (4)      5      11
Fine Chemicals..............................................    --      --      --
Real Estate.................................................    --      --      --
Corporate...................................................    (3)      6      13
                                                               ---     ---     ---
  Retirement benefit plan (expense) income..................   $(4)    $35     $72
                                                               ===     ===     ===

     For 2003, the Company recognized a $4 million non-cash, pre-tax expense from employee retirement benefit plans compared to $35 million and $72 million in pre-tax income in 2002 and 2001, respectively. In 2002 and 2001, the Company recognized income from its employee retirement benefit plans as the assumed return on pension assets and the amortization of prior year gains exceeded pension service costs and interest costs. The change from recognizing income to recognizing expense for employee retirement benefit plans is primarily due to the recognition of the underperformance of the U.S. pension plan assets resulting from lower market investment returns in 2002 and 2001, and a decrease in the discount rate used to determine benefit obligations as of November 30, 2003 due to lower market interest rates.

RESTRUCTURING AND UNUSUAL ITEMS

     Restructuring actions taken by the Company are summarized as follows:

                                                                   YEAR ENDED
                                                                  NOVEMBER 30,
                                                              ---------------------
                                                              2003    2002    2001
                                                              -----   -----   -----
                                                              (DOLLARS IN MILLIONS)
GDX Automotive..............................................   $--     $2      $29
Fine Chemicals..............................................   --      --        1
Corporate...................................................   --      --       10
                                                               --      --      ---
     Restructuring expense..................................   $--     $2      $40
                                                               ==      ==      ===

     In November 2003, the Company announced its decision to close a GDX manufacturing facility in Chartres, France. The decision resulted primarily from a declining volume of sales to French automobile manufacturers. The closure, which is scheduled to be completed during the second quarter of 2004, is expected to result in a 2004 pre-tax expense of $12 million to $22 million. After considering expected offsets for U.S. income tax benefits, the closure is not expected to result in a significant cash outlay. The Company has not yet recorded expenses associated with the employee transition component of the closure. Once an agreement is reached with the approximate 260 employees affected by this closure, the Company will recognize the related costs in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. In the fourth quarter of 2003, the Company recorded asset impairment charges of $6 million in other income and expense to write down certain fixed assets to their net realizable value and also reduced net deferred tax assets by $3 million relating to the closure. The Company accounted for these charges pursuant to SFAS 144, Accounting for the Impairment or Disposal of Long Lived Assets.

     In September 2002, the Company announced a restructuring in the GDX Automotive segment. The plan resulted in the closure of a plant in Germany in early 2003 and reduced staffing levels at the Farmington Hills,

Michigan headquarters. A $2 million charge for the cost of the restructuring was included in GDX Automotive's segment performance.

     In 2001, the Company implemented restructuring plans that included GDX, AFC and Corporate Headquarters. The GDX restructuring program and segment consolidation included the closure of the Marion, Indiana and Ballina, Ireland manufacturing facilities and resulted in the elimination of approximately 760 employee positions. The decision to close these facilities was precipitated by excess capacity and deterioration of performance and losses at these sites. The decision to close the Ballina, Ireland plant also reflected difficulty in retaining plant personnel in light of low unemployment levels in the region. Remaining programs from these facilities were transferred to other facilities. This restructuring resulted in a charge of $29 million and was substantially completed by the end of 2001. There was an additional restructuring plan directed at the Draftex business, which resulted in the elimination of more than 500 employee positions and an adjustment of the goodwill recorded as part of the Draftex acquisition. The restructuring plan implemented at AFC during 2001 included the elimination of 50 employee positions and resulted in a charge of $1 million. This restructuring increased operational efficiency without reducing production capabilities. Also in 2001 the Company implemented a restructuring of its corporate headquarters. The restructuring included an early retirement program which was offered to certain eligible employees. The program resulted in a charge of $10 million.

     Charges associated with unusual items are summarized as follows:

                                                                    YEAR ENDED
                                                                   NOVEMBER 30,
                                                              ----------------------
                                                              2003    2002     2001
                                                              -----   -----   ------
                                                              (DOLLARS IN MILLIONS)
AEROSPACE AND DEFENSE:
  Unrecoverable portion of legal settlement with local water
     company................................................   $5      $--    $  --
  Write-off of the Redmond, Washington operations in-process
     research and development...............................   --        6       --
  Aerojet sale of EIS business..............................   --        6     (206)
  Tax-related (customer reimbursements of tax recoveries)...   --       --        9
                                                               --      ---    -----
                                                                5       12     (197)
CORPORATE:
  Environmental remediation insurance cost recovery.........   --       --       (2)
  Reacquisition of AFC minority interest....................   --        2       --
  Write-off of bank fees for Term Loan C repayment..........   --        1       --
                                                               --      ---    -----
                                                               --        3       (2)
                                                               --      ---    -----
     Net unusual expense (income)...........................   $5      $15    $(199)
                                                               ==      ===    =====

     In 2003, Aerojet recorded unusual charges totaling $5 million representing the estimated unrecoverable portion of a legal settlement with a local water company related to contaminated wells. See Water Entity Cases in Note 11(b) in Notes to Consolidated Financial Statements for more information.

     In 2002, Aerojet charged $6 million to expense for acquired in-process research and development resulting from the acquisition of the Redmond, Washington operations. In 2002, Aerojet reached an agreement with Northrop Grumman (Northrop) on purchase price adjustments related to the sale of its EIS business whereby Aerojet reduced the purchase price by $6 million. Also in 2002, the Company reacquired the minority ownership interest in AFC and certain agreements between AFC and NextPharma were terminated, resulting in an expense of $2 million. See Note 9 in Notes to Consolidated Financial Statements for more information.

     In 2001, the Company recorded a gain of $206 million related to the sale of EIS to Northrop. See discussion in Note 9 in Notes to Consolidated Financial Statements for additional information. In 2001, the Company settled outstanding claims with the Internal Revenue Service and the State of California. The benefit of the tax refunds, $13 million on an after-tax basis, was recorded in the income tax provision. The portion of the tax refunds that will be repaid over time to the Company's defense customers is reflected as an unusual expense item of $9 million in Aerospace and Defense segment performance ($5 million after tax).

ENVIRONMENTAL MATTERS

     The Company's policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes a significant amount of resources and management attention to environmental matters and actively manages its ongoing processes to comply with environmental laws and regulations. The Company is involved in the remediation of environmental conditions that resulted from generally accepted manufacturing and disposal practices in the 1950's and 1960's followed at certain plants. In addition, the Company has been designated a PRP with other companies at third party sites undergoing investigation and remediation (see Note 11(b) in Notes to Consolidated Financial Statements).

     Estimating environmental remediation costs is difficult due to the significant uncertainties inherent in these activities, including the extent of the remediation required, changing governmental regulations and legal standards regarding liability, evolving technologies and the long periods of time over which most remediation efforts take place. In accordance with the American Institute of Certified Public Accountants' Statement of Position 96-1 (SOP 96-1), Environmental Remediation Liabilities and Staff Accounting Bulletin No. 92 (SAB92), Accounting and Disclosure Relating to Loss Contingencies, the
Company:

     - accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred, and when its proportionate share of the costs can be reasonably estimated. In some cases, only a range of reasonably possible costs can be estimated. In establishing the Company's reserves, the most probable estimate is used when determinable and the minimum estimate is used when no single amount is more probable; and

     - records related estimated recoveries when such recoveries are deemed probable.

     Expenditures for recurring costs associated with managing hazardous substances or pollutants in ongoing operations was $11 million in 2003 compared to $12 million in 2002 and $11 million in 2001.

Reserves

     The Company continually reviews estimated future remediation costs that could be incurred by the Company, which take into consideration the investigative work and analysis of the Company's engineers and the advice of its legal staff regarding the status and anticipated results of various administrative and legal proceedings. In most cases only a range of reasonably possible costs can be estimated. In establishing the Company's reserves, the most probable estimated amount is used when determinable and the minimum is used when no single amount is more probable. The timing of payment for estimated future environmental costs is subject to variability and depends on the timing of regulatory approvals for planned remedies and the construction and completion of the remedies.

     During 2003 and 2002, the Company completed a review of estimated future environmental costs which incorporated, but was not limited to, the following:
(i) status of work completed since the last estimate; (ii) expected cost savings related to the substitution of new remediation technology and to information not available previously; (iii) obligations for reimbursement of regulatory agency service costs; (iv) updated BPOU cost estimates; (v) costs of complying with the Western Groundwater Administrative Order, including replacement water and remediation upgrades; (vi) estimated costs related to the Inactive Rancho Cordova Test Site (IRCTS) and Aerojet's Sacramento site; (vii) new information related to the extent and location of previously unidentified contamination; and
(viii) additional construction costs. The Company's review of estimated future remediation costs resulted in a net increase in the Company's environmental reserves of $12 million in 2003 and $107 million in 2002.

     The effect of the final resolution of environmental matters and the Company's obligations for environmental remediation and compliance cannot be accurately predicted due to the uncertainty concerning both the amount and timing of future expenditures and due to regulatory or technological changes. The Company believes, on the basis of presently available information, that the resolution of environmental matters and the Company's obligations for environmental remediation and compliance will not have a material adverse effect on the Company's results of operations, liquidity or financial condition. The Company will continue its efforts to mitigate past and future costs through pursuit of claims for recoveries from insurance coverage and other PRPs and continued investigation of new and more cost effective remediation alternatives and associated technologies.

     A summary of the Company's environmental reserve activity is shown below:

                            NOVEMBER 30,     2002          2002       NOVEMBER 30,     2003          2003       NOVEMBER 30,
                                2001       ADDITIONS   EXPENDITURES       2002       ADDITIONS   EXPENDITURES       2003
                            ------------   ---------   ------------   ------------   ---------   ------------   ------------
                                                                 (DOLLARS IN MILLIONS)
Aerojet...................      $252         $107          $(41)          $318          $12          $(32)          $298
Other Sites...............        27           --            (5)            22           --            (5)            17
                                ----         ----          ----           ----          ---          ----           ----
Environmental Reserve.....      $279         $107          $(46)          $340          $12          $(37)          $315
                                ====         ====          ====           ====          ===          ====           ====

     As of November 30, 2003, the Aerojet reserves include $180 million for the Sacramento site and $108 million for BPOU. The reserves for other sites include $9 million for the Lawrence, Massachusetts site.

Estimated Recoveries

     On January 12, 1999, Aerojet and the U.S. government implemented the October 1997 Agreement in Principle (Global Settlement) resolving certain prior environmental and facility disagreements, with retroactive effect to December 1, 1998. The Global Settlement covered all environmental contamination at the Sacramento and Azusa sites. Under the Global Settlement, Aerojet and the U.S. government resolved disagreements about an appropriate cost-sharing ratio. The Global Settlement provides that the cost-sharing ratio will continue into the foreseeable future.

     Pursuant to the Global Settlement covering environmental costs associated with Aerojet's Sacramento site and its former Azusa site, the Company can recover up to 88 percent of its environmental remediation costs for these sites through the establishment of prices for Aerojet's products and services sold to directly or indirectly to the U.S. government. Allowable environmental costs are charged to these contracts as the costs are incurred. Aerojet's mix of contracts can affect the actual reimbursement made by the U.S. government. Because these costs are recovered through forward pricing arrangements, the ability of Aerojet to continue recovering these costs from the U.S. government depends on Aerojet's sustained business volume under U.S. government contracts and programs and the relative size of Aerojet's commercial business.

     In conjunction with the sale of EIS, Aerojet entered into an agreement with Northrop whereby Aerojet will be reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement. Amounts reimbursed are subject to annual limitations, with excess amounts carrying over to subsequent periods, the total of which will not exceed $190 million over the term of the agreement, which ends in 2028. As of November 30, 2003, $168 million in potential future reimbursements were available over the remaining life of the agreement.

     As part of the acquisition of the propulsion business of ARC, Aerojet entered into an agreement with ARC pursuant to which Aerojet is responsible for up to $20 million of costs (Pre-Close Environmental Costs) associated with environmental issues that arose prior to Aerojet's acquisition of the ARC propulsion business. Pursuant to an agreement with the U.S. government which was entered into prior to the closing of the ARC acquisition, these Pre-Close Environmental Costs will be treated as allowable costs and combined with Aerojet environmental costs under the Global Settlement, and therefore will be recovered through the establishment of prices for Aerojet's products and services sold to the U.S. government. These costs will be allocable to all Aerojet operations (including the previously excluded Redmond, Washington) beginning in 2005.

     In conjunction with the ARC acquisition, Aerojet signed a Memorandum of Understanding with the U.S. government agreeing to key assumptions and conditions that will preserve the original methodology to be used in recalculating the percentage allocation between Aerojet and Northrop. Aerojet has presented a proposal to the U.S. government based on the Memorandum of Understanding and expects to complete an agreement in the near term.

     In conjunction with the Company's review of its environmental reserves discussed above, the Company revised its estimate of costs that will be recovered under the Global Settlement based on business expected to be conducted under contracts with the U.S. government and its agencies in the future. The adjustments to the environmental remediation reserves and estimated future cost recoveries did not affect operating results in 2002 as the impact of increases to the reserves of $107 million was offset by increased estimated future recoveries. In 2003, due to the Global Settlement and Memorandum of Understanding with the government, discussed above, which allow for costs to be allocated to all Aerojet operations beginning in 2005 and decrease the costs allocated to Northrop annually, Aerojet increased its environmental reserves by $12 million and estimated recoveries by $13 million, which resulted in a $1 million gain in the Company's statement of operations.

     For additional discussion of environmental and related legal matters, see
Note 11(c) in Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company broadly defines liquidity as its ability to generate sufficient operating cash flows, as well as its ability to obtain debt and equity financing and to convert to cash those assets that are no longer required to meet the Company's strategic financial objectives. Changes in net cash provided by operating activities generally reflect earnings plus depreciation and amortization and other non-cash charges and the effect of changes in working capital. Changes in working capital generally are the result of timing differences between the collection of customer receivables and payment for materials and operating expenses.

     As of November 30, 2003, the Company's cash and cash equivalents totaled $64 million and the ratio of current assets to current liabilities, or current ratio, was 1.06. As of November 30, 2002, the Company's cash and cash equivalents were $48 million and the current ratio was 1.03.

     Cash and cash equivalents increased by $16 million during the year ended November 30, 2003. The change in cash and cash equivalents is as follows:

                                                                    YEAR ENDED
                                                                   NOVEMBER 30,
                                                              ----------------------
                                                               2003    2002    2001
                                                              ------   -----   -----
                                                              (DOLLARS IN MILLIONS)
Net cash provided by (used in) operating activities.........  $  44    $(17)   $(69)
Net cash (used in) provided by investing activities.........   (180)   (141)     94
Net cash provided by financing activities...................    144     159       2
Effect of exchange rate fluctuations on cash and cash
  equivalents...............................................      8       3      --
                                                              -----    ----    ----
Increase in cash and cash equivalents.......................  $  16    $  4    $ 27
                                                              =====    ====    ====

     The Company's liquidity in 2003 was supplemented by borrowings from time to time under its credit facilities to meet working capital requirements and to finance capital expenditures of $49 million. In addition, the Company issued $150 million of aggregate principal amount of 9.50% Senior Subordinated Notes to finance, in part, the ARC acquisition. (See Note 8 in Notes to Consolidated Financial Statements.)

     The Company's liquidity in 2002 was supplemented by borrowings to cover a negative operating cash flow of $17 million, to finance capital expenditures of $45 million, and to finance $101 million related to the acquisition of the Redmond, Washington operations and the reacquisition of the minority ownership interest in AFC.

     In 2001, cash generated from the sale of the EIS business funded negative operating cash flow of $69 million, capital expenditures of $49 million and the acquisition of the Draftex business of $184 million.

Net Cash Provided By (Used In) Operating Activities

     Net cash provided by operating activities was $44 million for 2003. Net cash used in operating activities was $17 million in 2002 and $69 million in 2001. The increase in operating cash flow in 2003 reflects improved operating results for the Real Estate, Aerospace and Defense and Fine Chemical segments (after adjusting for the non-cash impact of employee retirement benefit plans) offset in part by reduced profits for the GDX Automotive segment and increased corporate and interest costs. Operating cash flows in 2003 also reflect a reduction in working capital usage, primarily in the Aerospace and Defense segment, as compared to the same period in 2002.

     During 2002, both the GDX Automotive and Fine Chemicals segments had improved operating results compared to 2001 and generated positive cash flows from operations. Improvements in these segments were offset by increased working capital requirements for the Aerospace and Defense segment and an increase in corporate and other expenses. The negative operating cash flow for 2001 reflects payment of certain current liabilities that were assumed as part of the Draftex acquisition, the cash impact of restructuring activities, environmental expenditures, and the weak financial performance of the GDX Automotive segment. The Draftex acquisition completed in 2001 resulted in the Company purchasing primarily long-term assets and assuming short-term obligations.

Net Cash (Used In) Provided By Investing Activities

     Net cash used in investing activities for 2003 was $180 million and $141 million in 2002, compared to net cash provided in 2001 of $94 million.

     Investing activities included capital expenditures of $49 million, $45 million and $49 million for 2003, 2002 and 2001, respectively. Capital expenditures directly support the Company's contracts and customer requirements and are primarily made for asset replacement, capacity expansion, development of new projects, cost reduction initiatives and safety and productivity improvements. Capital expenditures for 2001 included $6 million related to Aerojet's EIS business, which was sold in October 2001.

     Investing activities for 2003 included cash outflows of $138 million for the acquisition of the ARC propulsion business including transaction costs paid during the year. Investing activities for 2003 also included net proceeds of $7 million from the sale of GDX assets in Germany.

     Investing activities for 2002 included cash outflows of $93 million paid for the purchase of the Redmond, Washington operations, $8 million related to the Company's reacquisition of the minority ownership interest in AFC and $6 million related to a purchase price adjustment for the sale of EIS. These cash outflows were offset by $10 million received for the final purchase price adjustment on the Draftex acquisition.

     Investing activities for 2001 included proceeds of $315 million from the sale of the EIS business and outflows of $184 million related to the purchase of the Draftex business.

Net Cash Provided by Financing Activities

     Net cash provided by financing activities for 2003 was $144 million compared with $159 million for 2002, and $2 million for 2001. Cash flows from financing activities relate primarily to activities involving the Company's borrowings, net of repayments.

     The Company has a senior credit facility (Restated Credit Facility) which provides for a revolving credit facility, expiring December 28, 2005, and Term Loans. In 2003, the Company issued 9.50% Senior Subordinated Notes and in 2002, the Company issued a new Term Loan B and 5.75% Convertible Subordinated Notes. See Note 8 in Notes to Consolidated Financial Statements for more information regarding the Company's borrowings. The Company paid dividends on common stock of $5 million in all periods presented.

     The Company's borrowing activity in 2003 was as follows:

                                  NOVEMBER 30,                             CURRENCY     NOVEMBER 30,
                                      2002       ADDITIONS   (PAYMENTS)   TRANSLATION       2003
                                  ------------   ---------   ----------   -----------   ------------
                                                        (DOLLARS IN MILLIONS)
Revolving Credit Facility.......      $ 45         $ --         $(15)        $  --          $ 30
Term Loans......................       186           --          (20)           --           166
9.50% Senior Subordinated
  Notes.........................        --          150           --            --           150
5.75% Convertible Subordinated
  Notes.........................       150           --           --            --           150
Foreign Credit Facilities and
  Other.........................         6           33           --             3            42
                                      ----         ----         ----         -----          ----
Total...........................      $387         $183         $(35)        $   3          $538
                                      ====         ====         ====         =====          ====

     As of November 30, 2003, the borrowing limit under the revolving credit facility was $137 million against which the Company had $30 million of borrowings outstanding and had letters of credit outstanding of $55 million. As of November 30, 2003, the Company also had borrowing limits totaling $38 million on additional credit facilities in Europe and Canada, of which $27 million was outstanding and is included in foreign credit facilities and other debt in the table above. Availability under the Company's various credit facilities totaled $63 million as of November 30, 2003.

     The Restated Credit Facility contains restrictive covenants that require the Company to meet specific financial ratios, including an interest coverage ratio, a leverage ratio, a fixed charge coverage ratio and a consolidated net worth test; and also subjects the Company and its subsidiaries to restrictions on capital expenditures, the ability to incur additional debt, and the disposition of assets, including real estate; and prohibits specified other types of transactions. The Restated Credit Facility permits dividend payments as long as there is no event of default. In addition, the indenture governing the 9.50% Senior Subordinated Notes contains customary covenants including limits on the Company and its subsidiaries' ability to incur additional indebtedness, make restricted payments, pay dividends or make distributions on, or redeem or repurchase, capital stock, make investments, or issue or sell capital stock of restricted subsidiaries, create liens on assets to secure indebtedness, enter into transactions with affiliates and consolidate, merge or transfer all or substantially all of the assets of the Company. These covenants could restrict the Company's ability to secure additional debt and equity financing were it to need additional capital in the future. Also, in order to maintain compliance with these covenants, the Company could be required to curtail some of its operations and growth plans in the future.

     The outstanding debt had effective interest rates ranging from 3.94 percent to 9.50 percent as of November 30, 2003, with maturities as follows:

                                                                           FOREIGN
                                                                            CREDIT
                                        CREDIT    TERM    9.50%   5.75%   FACILITIES
                                       FACILITY   LOANS   NOTES   NOTES   AND OTHER    TOTAL
                                       --------   -----   -----   -----   ----------   -----
                                                       (DOLLARS IN MILLIONS)
2004.................................    $--      $ 20    $ --    $ --       $32       $ 52
2005.................................     --        27      --      --         6         33
2006.................................     30        31      --      --         1         62
2007.................................     --        88      --     150         1        239
2008.................................     --        --      --      --        --         --
Thereafter...........................     --        --     150      --         2        152
                                         ---      ----    ----    ----       ---       ----
Total................................    $30      $166    $150    $150       $42       $538
                                         ===      ====    ====    ====       ===       ====

     In January 2004, the Company issued 4% Contingent Convertible Subordinated Notes (4% Notes) for aggregate principal amount of $125 million (see Note 18 in Notes to Consolidated Financial Statements). The net proceeds of approximately $119 million were used to repay outstanding borrowings under the Revolving Credit

Facility and to pre-pay the next 12 months of scheduled maturities under the Term Loan A. The remaining net proceeds of $60 million will be used for general corporate purposes.

     On June 20, 2002, the Company filed a shelf registration statement with the SEC under which the Company may, on a delayed basis, issue debt securities, shares of common stock or preferred stock. Net proceeds, terms and pricing of offerings, if any, of securities issued under the shelf registration statement will be determined at the time of any such offering.

Outlook

     As disclosed in Notes 11(b) and 11(c) in Notes to Consolidated Financial Statements, the Company has exposure for certain legal and tax matters. The Company believes that it is currently not possible to estimate the impact, if any, that the ultimate resolution of these matters will have on the Company's financial position or cash flows.

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

     The Company may access capital markets to raise debt or equity financing to fund strategic acquisitions. The timing, terms, size and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that the Company will be able to obtain any such financing.

     If the Company experiences adverse economic developments and is not able to raise debt or equity financing in the capital markets or to obtain bank borrowings, the Company believes that it can generate additional funds to meet its 2004 liquidity requirements by reducing working capital requirements, deferring capital expenditures, implementing cost reduction initiatives in addition to those already included in the Company's operating plan, selling assets, or through a combination of these means.

     Major factors that could adversely impact the Company's forecasted operating cash and its financial condition are described in "Forward-Looking Statements" following this section and "Business Outlook" below. In addition, the Company's liquidity and financial condition will continue to be affected by changes in prevailing interest rates on the portion of debt that bears interest at variable interest rates.

BUSINESS OUTLOOK

     As discussed under "Forward-Looking Statements" following this section, the forward-looking statements contained herein involve certain risks, estimates, assumptions and uncertainties with respect to future sales and activity levels, cash flows, contract performance, the outcome of contingencies including environmental remediation and anticipated costs of capital. These statements do not include the potential impact of any mergers, acquisitions, asset sales, debt financings or other strategic transactions that have been or may be completed after November 30, 2003. Some of the important factors that could cause the Company's actual results or outcomes to differ from those discussed herein are listed under "Forward-Looking Statements."

     For 2004, the Company expects sales to increase, driven primarily by the inclusion of ARC's operations for a full year, the acquisition of which was completed by the Company in October 2003. For 2004, the Company expects a loss as a result of non-cash, pre-tax expense from its U.S. employee retirement benefit plans of approximately $55 million, compared to nominal non-cash, pre-tax expense in 2003. The expected change in pre-tax employee retirement benefit expense in 2004 is primarily due to the recognition of the under performance of our U.S. pension plan assets resulting from lower market investment returns in 2001 and 2002 and a decrease in the discount rate due to lower interest rates. The Company uses a five-year period to recognize gains and losses on pension plan assets. The Company's U.S. pension plans remain overfunded and the Company does not expect to have to make any net cash contributions in 2004.

     For 2004, sales for the Aerospace and Defense segment are expected to increase significantly over 2003, primarily as a result of the inclusion of a full year of ARC's operations. With the ARC acquisition and the acquisition of the Redmond, Washington operations completed in October 2002, based on expected 2004 sales, Aerojet will almost double its sales from 2002 to 2004, although segment margins are expected to decrease from 2003 as a result of a change in the mix of production and development contracts. The Company continues to evaluate potential acquisitions that meet the Company's strategic and financial criteria to grow its Aerospace and Defense business.

     The Company continues to make progress towards monetizing its real estate assets. For 2004, the Company expects the Real Estate segment to continue its leasing activities and to sell selected real estate assets.

     For the Fine Chemicals segment, 2004 sales are expected to increase incrementally over 2003 and margins are expected to remain relatively stable.

     GDX 2004 sales are expected to decrease, driven primarily by a combination of OEM price reductions and projected net lower volumes. The Company also expects lower margins for this segment as GDX addresses under-utilization of plant capacities, new launch start-up costs and OEM pricing pressures.

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

     The areas most affected by Company's accounting policies and estimates are revenue recognition/long-term contracts, goodwill and intangible assets, employee pension and postretirement benefit obligations, litigation, environmental remediation costs and income taxes. Except for income taxes, which are not allocated to the Company's business segments, these areas affect the financial results of the Company's business segments.

     For a discussion of all of the Company's accounting policies, including the accounting policies discussed below, see Note 1 in Notes to Consolidated Financial Statements.

Revenue Recognition/Long-Term Contracts

     In the Aerospace and Defense segment, recognition of profit on long-term contracts requires the use of assumptions and estimates related to the contract value or total contract revenue, the total cost at completion and the measurement of progress towards completion. Due to the nature of the programs, developing the estimated total cost at completion requires the use of significant judgment. Estimates are continually evaluated as work progresses and are revised as necessary. Factors that must be considered in estimating the work to be completed include labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, warranty costs, volume assumptions, anticipated labor agreements and inflationary trends, schedule and performance delays, availability of funding from the customer, and the recoverability of costs incurred outside the original contract included in any estimates to complete. Aerojet reviews contract performance and cost estimates for contracts at least monthly and for others at least quarterly and more frequently when circumstances significantly change. When a change in estimate is determined to have an impact on contract earnings, Aerojet records a positive or negative adjustment to earnings when identified. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on the amounts reported by the Company for net sales and segment performance.

     The Company's aerospace and defense business is derived from contracts that are accounted for in conformity with the American Institute of Certified Public Accountants (AICPA) audit and accounting guide, "Audits of Federal Government Contracts" and the AICPA's Statement of Position No. 81-1 (SOP 81-1), Accounting for Performance of Construction-Type and Certain Production Type Contacts. The Company considers the nature of the individual underlying contract and the type of products and services provided in determining the proper accounting for a particular contract. Each method is applied consistently to all contracts having similar characteristics, as described below. The Company typically accounts for these contracts using the percentage-of-completion method, and progress is measured on a cost-to-cost or units-of-delivery basis. Sales under cost-reimbursement contracts and relatively short-term fixed-price contracts are measured as costs are incurred and include estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs. Sales under other long-term fixed-price contracts are measured as deliveries are made and computed on the basis of the unit costs plus profit. For certain other long-term fixed-price contracts, sales are recorded when the Company achieves performance milestones as contractually defined by the customer. Sales include estimated earned fees or profits calculated on the relationship between contract milestones and the estimate at completion. Revenue on service or time and material contracts is recognized when performed. For fixed-price and fixed-price-incentive contracts, if at any time expected costs exceed the value of the contract, the loss is recognized immediately.

     Certain government contracts contain cost or performance incentive provisions that provide for increased or decreased fees or profits based upon actual performance against established targets or other criteria. Aerojet continually evaluates its performance and incorporates any anticipated penalties and cost incentives into its revenue and earnings calculations. Performance incentives, which increase or decrease earnings based solely on a single significant event generally, are not recognized until an event occurs.

     Recognition of revenue for the remaining business segments are not subject to significant estimates or judgment.

     The GDX Automotive segment recognizes revenue after products are shipped, all other significant customer obligations have been met and collection is reasonably assured. Sales are recorded net of provisions for customer pricing allowances.

     In general, the Fine Chemicals segment recognizes revenue after products are shipped, when customer acceptance has occurred, all other significant customer obligations have been met and collection is reasonably assured. The Fine Chemicals segment recognizes revenue under two contracts upon customer acceptance of the finished product, but before the finished product is delivered to the customers. These customers have specifically requested that AFC invoice for the finished product and hold the finished product until a later date. In certain circumstances, the Fine Chemicals segment records sales when products are shipped, before customer acceptance has occurred because adequate controls are in place to ensure compliance with contractual product specifications and a substantial history of performance has been established.

     Revenues from real estate sales are recognized when a sufficient down-payment has been received, financing has been arranged and title, possession and other attributes of ownership have been transferred to the buyer.

Goodwill and Intangible Assets

     All acquired long-term assets, including goodwill, are subject to tests for impairment. Under Statement of Financial Accounting Standards No. 141 (SFAS
141), Business Combinations, all business combinations initiated after June 30, 2001 are accounted for using the purchase method of accounting. SFAS 141 provides criteria for determining whether intangible assets acquired in a business combination should be recognized separately from goodwill. The purchase price of acquired companies is allocated to tangible and intangible assets acquired and liabilities assumed, as well as to in-process research and development based on their estimated fair values. Consultants with expertise in performing appraisals assist in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Subsequent to the initial recognition, goodwill is accounted for under Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. In accordance with the requirements of this standard, goodwill must be tested for impairment at least annually, or more frequently if indications of possible impairment exist, by comparing the net assets of each "reporting unit" (an organizational grouping) with the current fair value of the reporting unit. If the current fair value of the reporting unit is less than its carrying amount, then a second test must be performed. Under the second test, the current fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit, including an amount for any "implied" goodwill. If implied goodwill exceeds the net carrying amount of goodwill, no impairment loss is recorded. Otherwise, an impairment loss is recognized for the difference.

     The evaluation of goodwill under SFAS 142 requires valuations of each applicable underlying business. These valuations can be significantly affected by estimates of future performance and discount rates over a relatively long period of time, market price valuation multiples and marketplace transactions in related markets. These estimates will likely change over time. The Company's businesses operate in cyclical industries and the valuation of these businesses can be expected to fluctuate as a result. If the annual review under SFAS 142 indicates impairment of goodwill balances, that entire impairment must be recorded immediately and reported as a component of current operations.

     At November 30, 2003, the Company's total assets included $197 million of goodwill. Goodwill was allocated $100 million to the Company's Aerospace and Defense segment and $97 million to the Company's GDX Automotive segment.

Employee Pension and Postretirement Benefit Plans

     Employee pension and postretirement benefit plans are a significant cost of doing business and represent obligations that will be ultimately settled far in the future and therefore are subject to estimates. The Company's pension and postretirement benefit obligations and related costs are calculated using actuarial concepts in accordance with Statement of Financial Accounting Standards No. 87 (SFAS 87), Employer's Accounting for Pensions, and Statement of Financial Accounting Standards No. 106 (SFAS 106), Employer's Accounting for Postretirement Benefits Other Than Pensions, respectively. Pension accounting is intended to reflect the recognition of future benefit costs over the employee's approximate service period based on the terms of the plans and the investment and funding decisions made by the Company. The Company is required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate applied to determine service cost and interest cost to arrive at pension income or expense for the year.

     Employee retirement benefit plan income or expense is a non-cash item and is reflected as either cost of goods sold or general and administrative expenses. The tax effect related to this income or expense recognition is also non-cash and is reflected in the deferred tax liabilities account.

     The discount rate is determined at the annual measurement date of August 31 for the Company's pension plans, and is subject to change each year based on changes in the overall market interest rates. The assumed rate reflects the market rate for high-quality fixed income debt instruments on the measurement date. This rate is used to discount the future cash flows of benefit obligations back to the measurement date. A 25 basis point change in the discount rate of
7.25 percent used to determine pension benefit obligations as of the measurement date would have changed 2003 pension expense by $4.5 million. The discount rate used to determine benefit obligations decreased from 7.25 percent for 2002 to
6.50 percent for 2003. This 75 basis point decline in the discount rate resulted in an increase in the present value of pension benefit obligations as of November 30, 2003 and will be a component of the expected increase in pension expense for 2004.

     The expected long-term rate of return on plan assets is also determined at the annual measurement date of August 31 for the Company's pension plans. The expected long-term rate of return used to determine benefit obligations was 8.75 percent for both 2003 and 2002. The Company and its advisors have analyzed the expected rates of return on assets and determined that these rates are reasonable based on the current and expected asset allocations and on the plans' historical and expected investment performance. The Company's asset managers regularly review actual asset allocations and periodically rebalance investments to targeted allocations when considered appropriate. At November 30, 2003, the actual asset allocation was consistent with the asset allocation assumptions used in determining the expected long-term rate of return. Management will continue to assess the expected long-term rate of return on assets for each plan based on relevant market conditions as prescribed by GAAP and will make adjustments to the assumptions as appropriate. A 25 basis point change in the expected long-term rate of return on plan assets would have changed 2003 pension expense by $2.6 million.

     Market conditions and interest rates significantly affect assets and liabilities of the Company's pension plans. Pension accounting requires that market gains and losses be deferred and recognized over a period of years. This "smoothing" results in the creation of assets or liabilities which will be amortized to pension costs in future years. The accounting method utilized by the Company recognizes gains and losses in the market value of pension assets and changes in the discount rate used to calculate benefit costs over a period of five years. Investment gains or losses for this purpose are the difference between the expected return and the actual return on the market-related value of assets. The Company's unrecognized actuarial loss included in its prepaid pension asset as of November 30, 2003 and 2002 was $316 million and $257 million, respectively. Although the smoothing period mitigates some volatility in the calculation of annual pension costs, future pension costs are impacted by changes in the market value of pension plan assets and changes in interest rates.

     In addition, the Company maintains postretirement benefit plans other than pensions that are not funded. A one percentage point increase in the assumed trend rate for healthcare costs would have increased the postretirement accumulated benefit obligation by $5.6 million recorded as of November 30, 2003 and the effect on the service and interest cost components of expense for 2003 would not have been significant. A one percentage point decrease in the assumed trend rate for healthcare costs would have decreased the postretirement accumulated benefit obligation by $4.7 million recorded as of November 30, 2003 and the effect on the service and interest cost components of expense for 2003 would not have been significant.

     The Company's U.S. pension plans remain overfunded and the Company does not expect to make any net cash contributions in 2004. Cash payments for unfunded benefit obligations, primarily retiree medical benefits, are reflected in operating cash flows.

Contingencies and Litigation

     The Company is currently involved in certain legal proceedings and, as required, has accrued its estimate of the probable costs for resolution of these claims. These estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions or the effectiveness of strategies related to these proceedings. See Note 11(b) in Notes to Consolidated Financial Statements for more detailed information on litigation exposure.

Reserves for Environmental Remediation and Recoverable from the U.S. Government and Other Third Parties for Environmental Remediation Costs

     For a discussion of the Company's accounting for environmental remediation obligations and costs and related legal matters, see "Environmental Matters" above and Note 11 in Notes to Consolidated Financial Statements.

     The Company accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred, and when its proportionate share of the costs can be reasonably estimated. Management has a well-established process in place to identify and monitor the Company's environmental exposures. In most cases only a range of reasonably possible costs can be estimated. In establishing the Company's reserves, the most probable estimated amount is used when determinable, and the minimum amount is used when no single amount in the range is more probable. The Company's environmental reserves include the costs of completing remedial investigation and feasibility studies, remedial and corrective actions, regulatory oversight costs, the cost of operation and maintenance of the remedial action plan, and employee compensation costs for employees who are expected to devote a significant amount of time to remediation efforts. Measurement of environmental reserves is based on the evaluation of currently available information with respect to each individual environmental site and considers factors such as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. Such estimates are based on the expected costs of investigation and remediation and the likelihood that other potentially responsible parties will be able to fulfill their commitments at sites where the Company may be jointly or severally liable.

     As of November 30, 2003, the Company had accrued environmental remediation liabilities of $315 million. Environmental remediation cost estimation involves significant uncertainties, including the extent of the remediation required, changing governmental regulations and legal standards regarding liability, evolving technologies and the long periods of time over which most remediation efforts take place. A number of factors could substantially change environmental remediation cost estimates, examples of which include: regulatory changes reducing the allowable levels of contaminants such as perchlorate, nitrosodimethylamine or others; enhanced monitoring and testing technology or protocols which could result in the discovery of previously undetected contaminants; and the implementation of new remediation technologies which could reduce future remediation costs.

     Pursuant to the Global Settlement covering environmental costs associated with Aerojet's Sacramento site and its former Azusa site, the Company can recover up to 88 percent of environmental remediation costs allocable to government contracts. Environmental recoveries for these sites are recorded as an asset and reflect recoveries permissible through the establishment of prices for Aerojet's products and services sold to the U.S. government. Aerojet's mix of contracts can affect the actual reimbursement. Because these costs are recovered through forward pricing arrangements, the ability of Aerojet to continue recovering these costs depends on Aerojet's sustained business volume under U.S. government contracts and programs and the relative size of Aerojet's commercial business (environmental remediation costs allocable to commercial contracts are expensed).

     In conjunction with the sale of EIS, Aerojet entered into an agreement with Northrop whereby Aerojet will be reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement. Amounts reimbursed are subject to annual limitations, with excess amounts carrying over to subsequent periods, the total of which will not exceed $190 million over the term of the agreement, which ends in 2028.

     As part of the acquisition of the ARC propulsion business, Aerojet entered into an agreement with ARC pursuant to which Aerojet is responsible for up to $20 million of costs (Pre-Close Environmental Costs) associated with environmental issues that arose prior to Aerojet's acquisition of the propulsion business. Pursuant to a separate agreement with the U.S. government which was entered into prior to closing of the ARC acquisition, these Pre-Close Environmental Costs will be treated as allowable overhead cost combined with Aerojet environmental costs under the Global Settlement, and will be recovered through the established prices for Aerojet products produced and services performed by Aerojet. In addition, Aerojet and the U.S. government have agreed that Aerojet's allowable site restoration costs subject to the sharing ratio of the Global Settlement plus ARC site restoration costs will continue to be treated as general and administrative costs and will be allocated to all Aerojet operations beginning in 2005.

     Based on Aerojet's projected business volume and the proportion of its business expected to be covered by the Global Settlement, Aerojet currently believes that, as of November 30, 2003, approximately $220 million of its estimated future environmental costs will be recoverable. Significant estimates and assumptions that could affect the future recovery of environmental remediation costs include: the proportion of Aerojet's future business base and total business volume which will be subject to the Global Settlement; limitations on the amount of recoveries available under the Northrop agreement; the ability of Aerojet to competitively bid and win future contracts if estimated environmental costs significantly increase; the timing of environmental expenditures; and uncertainties inherent in long-term cost projections of environmental remediation projects.

Income Taxes

     The Company files a consolidated U.S. income tax return for the Company and its wholly-owned consolidated subsidiaries. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date of the change.

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

     Income taxes can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and how and when cash is repatriated to the U.S., combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with the Company's tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. The Company establishes tax reserves when, despite its belief that its tax return positions are fully supportable, it believes that certain positions are likely to be challenged and that the Company may not succeed. The Company adjusts these reserves in light of changing facts and circumstances, such as the progress of a tax audit. The Company believes it has adequately provided for any reasonably foreseeable outcome related to these matters, and it does not anticipate any material earnings impact from their ultimate resolutions.

     At November 30, 2003, the Company had tax basis net operating loss (NOL) carry-forwards worldwide of approximately $328 million available to reduce future taxable income. The majority of these NOLs are related to state operations, expire beginning in 2004, and are fully reserved with a valuation allowance. The remaining portion relates to foreign operations, most of which have indefinite carry-forward periods. The Company also has foreign tax credit carry-forwards of $4 million, which expire beginning in 2005 as well as research credit carry-forwards of $2 million which expire beginning in 2011. These tax carry-forwards are subject to examination by the tax authorities. As of November 30, 2003, the Company's net deferred tax assets were $17 million, after reduction for the valuation allowance of $14 million.

Recently Issued Accounting Standards

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004 except for companies with special purpose entities which must apply for provisions of FIN 46 to those special purpose entities, no later than the first reporting period after December 15, 2003. The adoption of FIN 46 did not have a material effect on the Company's results of operations, liquidity, or financial condition.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS 149 is effective for contracts entered into or modified after March 15, 2003. The adoption of SFAS 149 did not have a material effect on the Company's results of operations, liquidity, or financial condition.

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

FORWARD-LOOKING STATEMENTS

     Certain information contained in this report should be considered "forward-looking statements" as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information, may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying or judgments concerning, matters discussed in the statements. The words "believe," "estimate," "anticipate," "project" and "expect," and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation and anticipated costs of capital. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in the Company's forward-looking statements. Some important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements include, but are not limited to, the following:

     - legal and regulatory developments that may have an adverse impact on the Company or its segments. For example: 1) the Company's operations and financial condition could be adversely impacted if the judgment order in the amount of approximately $29 million entered November 21, 2002 against GenCorp in GenCorp Inc. v Olin Corporation (U.S. District Court for the Northern District of Ohio, Eastern Division), which is described in more detail in Note 11(b) in Notes to Consolidated Financial Statements is upheld on appeal and the offsets to which the Company believes it is entitled are not realized; 2) restrictions on real estate development that could delay the Company's proposed real estate development activities; and 3) a change in toxic tort or asbestos litigation trends that is adverse to the Company; or 4) changes in international tax laws or currency controls;

     - changes in Company-wide or business segment strategies, which may result in changes in the types or mix of business in which the Company is involved or chooses to invest;

     - changes in U.S., global or regional economic conditions, which may affect, among other things, 1) customer funding for the purchase of aerospace and defense products, which may impact the Aerospace and Defense segment's business base and, as a result, impact its ability to recover environmental costs; 2) consumer spending on new vehicles, which could reduce demand for products from the Company's GDX Automotive segment; 3) healthcare spending and demand for the pharmaceutical ingredients produced by the Fine Chemicals segment; 4) the Company's ability to successfully complete its real estate activities; and 5) the funded status and costs related to the Company's employee retirement benefit plans;

     - risks associated with the Company's Aerospace and Defense segment's role as a defense contractor including: 1) the right of the U.S. government to terminate any contract for convenience; 2) modification or termination of U.S. government contracts due to lack of congressional funding; and 3) the lack of assurance that bids for new programs will be successful, or that customers will exercise contract options or seek or follow-on contracts with the Company due to the competitive marketplace in which the Company competes;

     - changes in U.S. and global financial and equity markets, including market disruptions and significant currency or interest rate fluctuations, that may impede the Company's access to, or increase the cost of, external financing for its operations and investments or materially affect the Company's results of operations and cash flows;

     - increased competitive pressures, both domestically and internationally, which may, among other things, affect the performance of the Company's businesses; for example, the automotive industry is increasingly outsourcing the production of key vehicle sub-assemblies and, accordingly, industry suppliers, such as the Company's GDX Automotive segment, will need to demonstrate the ability to be a reliable supplier of integrated components to maintain and expand its market share;

     - labor disputes, which may lead to increased costs or disruption of operations in the Company's Aerospace and Defense, GDX and Fine Chemicals segments;

     - changes in product mix, which may affect automotive vehicle preferences and demand for the Company's GDX Automotive segment's products;

     - technological developments or patent infringement claims; which may impact the use of critical technologies in the Company's Aerospace and Defense, GDX and Fine Chemicals segments leading to reduced sales or increased costs; and

     - an unexpected adverse result or required cash outlay in the toxic tort cases, environmental proceedings or other litigation, or change in proceedings or investigations pending against the Company.

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

INTEREST RATE RISK

     The Company is exposed to market risk principally due to changes in domestic interest rates. Debt with interest rate risk includes borrowings under the Company's credit facilities. Other than pension assets, the Company does not have any significant exposure to interest rate risk related to investments (see
Note 8 in Notes to Consolidated Financial Statements).

     The Company uses interest rate swaps and a combination of fixed and variable rate debt to reduce its exposure to interest rate risk. As of November 30, 2003, the Company's long-term debt totaled $538 million. $430 million, or 80 percent was at an average fixed rate of 7.11 percent; and $108 million, or 20 percent was at an average variable rate of 4.19 percent.

     In December 2002, the Company entered into Swaps on $100 million of Term Loan variable rate debt for a two-year period as required by the Restated Credit Facility. The Company's fixed interest rate under these Swaps including the Eurocurrency margin is 6.02 percent for the two-year period (see Note 1(l) in Notes to Consolidated Financial Statements).

     The estimated fair value of the Company's long-term debt was $536 million as of November 30, 2003 compared to a carrying value of $538 million. The fair value of the 5.75% Notes and 9.50% Notes were determined based on quoted market prices as of November 28, 2003. The fair value of the remaining long-term debt was determined to approximate carrying value as the interest rates are generally variable based on market interest rates and reflect current market rates available to the Company.

FOREIGN CURRENCY EXCHANGE RATE RISK

     In addition to operations in the U.S., the Company has operations in Canada, Germany, France, Spain, Czech Republic, China and the United Kingdom. As a result, the Company's financial position, results of operations, and cash flows can be impacted by fluctuations in foreign currency exchange rates (primarily the Euro and the Canadian dollar). The Company may choose to selectively hedge exposures to foreign currency rate changes through the use of foreign currency forward and option contracts. There were no foreign currency forward or option contracts outstanding at November 30, 2003.

     As of November 30, 2003, the Company did not have material exposure to unhedged monetary assets, receivables, liabilities or commitments denominated in currencies other than the operations' functional currencies.

COMMODITY PRICE RISK

     The operations of the GDX Automotive segment are dependent on the availability of rubber and related raw materials. Because of this dependence, significant increases in the price of these raw materials could have a material adverse impact on the Company's results of operations and financial condition. GDX employs a diversified supplier base as part of its efforts to mitigate the risk of a supply interruption. In 2003 and 2002, rubber and rubber-related raw materials accounted for 12 percent and 11 percent, respectively, of GDX's cost of goods sold. Based on 2003 activity levels, a ten percent increase in the average annual cost of these raw materials would increase GDX's cost of goods sold by $8 million.

FINANCING OBLIGATIONS AND OTHER COMMITMENTS

     The Company's financing obligations and other commitments include primarily outstanding notes, senior credit facilities and operating leases. The following table summarizes these obligations as of November 30, 2003 and their expected effect on our liquidity and cash flow in future periods:

                                                      SCHEDULED PAYMENT DATES FOR THE YEARS
                                                                ENDED NOVEMBER 30,
                                                      --------------------------------------
                                              TOTAL   2004    2005    2006    2007     2008    THEREAFTER
                                              -----   -----   -----   -----   -----   ------   ----------
                                                                 (DOLLARS IN MILLIONS)
Financing Obligations:
Long-term debt..............................  $538     $52     $33     $62    $239    $  --       $152
Operating leases............................    67      11      10       8       6        5         27
                                              ----     ---     ---     ---    ----    -----       ----
  Total financing obligations...............  $605     $63     $43     $70    $245    $   5       $179
                                              ====     ===     ===     ===    ====    =====       ====

     The Company also issues purchase orders and makes other commitments to suppliers for equipment, materials and supplies in the normal course of business. These purchase commitments are generally for volumes consistent with anticipated requirements to fulfill purchase orders or contracts for product deliveries received, or expected to be received, from customers.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information called for by this item is set forth beginning on page 52 of this report.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of GenCorp Inc.:

     We have audited the accompanying consolidated balance sheets of GenCorp Inc. as of November 30, 2003 and 2002, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended November 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GenCorp Inc. at November 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2003, in conformity with accounting principles generally accepted in the United States.

                                                               Ernst & Young LLP

Sacramento, California
January 28, 2004

                                  GENCORP INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   YEAR ENDED NOVEMBER 30,
                                                              ---------------------------------
                                                                2003        2002        2001
                                                              ---------   ---------   ---------
                                                              (DOLLARS IN MILLIONS, EXCEPT PER
                                                                       SHARE AMOUNTS)
NET SALES...................................................   $1,192      $1,135      $1,486
COSTS AND EXPENSES
Cost of products sold.......................................      979         935       1,328
Selling, general and administrative.........................       87          55          42
Depreciation and amortization...............................       81          66          77
Interest expense............................................       28          16          33
Other (income) expense, net.................................       (5)          4         (22)
Restructuring charges.......................................       --           2          40
Unusual items, net..........................................        5          15        (199)
                                                               ------      ------      ------
                                                                1,175       1,093       1,299
INCOME BEFORE INCOME TAXES..................................       17          42         187
Income tax (benefit) provision..............................       (5)         12          59
                                                               ------      ------      ------
  NET INCOME................................................   $   22      $   30      $  128
                                                               ======      ======      ======
EARNINGS PER SHARE OF COMMON STOCK
Basic.......................................................   $ 0.50      $ 0.71      $ 3.03
                                                               ======      ======      ======
Diluted.....................................................   $ 0.50      $ 0.69      $ 3.00
                                                               ======      ======      ======
Weighted average shares of common stock outstanding.........     43.3        42.8        42.2
                                                               ======      ======      ======
Weighted average shares of common stock outstanding,
  assuming dilution.........................................     43.4        48.6        42.6
                                                               ======      ======      ======
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK................   $ 0.12      $ 0.12      $ 0.12
                                                               ======      ======      ======

                See Notes to Consolidated Financial Statements.

                                  GENCORP INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                  AS OF NOVEMBER 30,
                                                              --------------------------
                                                                2003             2002
                                                                ----             ----
                                                                (DOLLARS IN MILLIONS,
                                                              EXCEPT PER SHARE AMOUNTS)
                                         ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................    $   64           $   48
Accounts receivable.........................................       176              139
Inventories, net............................................       211              167
Recoverable from the U.S. government and other third parties
  for environmental remediation costs.......................        37               24
Current deferred income taxes...............................         7               --
Prepaid expenses and other..................................        21                5
                                                                ------           ------
          Total Current Assets..............................       516              383
NONCURRENT ASSETS
Property, plant and equipment, net..........................       516              463
Recoverable from the U.S. government and other third parties
  for environmental remediation costs.......................       183              208
Deferred income taxes.......................................        10                9
Prepaid pension asset.......................................       345              337
Goodwill....................................................       197              126
Other noncurrent assets, net................................       140              110
                                                                ------           ------
          Total Noncurrent Assets...........................     1,391            1,253
                                                                ------           ------
          Total Assets......................................    $1,907           $1,636
                                                                ======           ======
                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings and current portion of long-term
  debt......................................................    $   52           $   22
Accounts payable............................................       114               89
Reserves for environmental remediation......................        53               39
Income taxes payable........................................        23               22
Current deferred income taxes...............................        --                1
Other current liabilities...................................       245              200
                                                                ------           ------
          Total Current Liabilities.........................       487              373
NONCURRENT LIABILITIES
Convertible subordinated notes..............................       150              150
Senior subordinated notes...................................       150               --
Other long-term debt, net of current portion................       186              215
Reserves for environmental remediation......................       262              301
Postretirement benefits other than pensions.................       162              176
Other noncurrent liabilities................................        82               61
                                                                ------           ------
          Total Noncurrent Liabilities......................       992              903
                                                                ------           ------
          Total Liabilities.................................     1,479            1,276
COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY
Preference stock, par value of $1.00; 15 million shares
  authorized; none issued or outstanding....................        --               --
Common stock, par value of $0.10; 150 million shares
  authorized; 44.3 million shares issued, 43.8 million
  outstanding in 2003; 43.5 million shares issued, 43.0
  million shares outstanding in 2002........................         4                4
Other capital...............................................        19               13
Retained earnings...........................................       373              356
Accumulated other comprehensive income (loss), net of income
  taxes.....................................................        32              (13)
                                                                ------           ------
          Total Shareholders' Equity........................       428              360
                                                                ------           ------
          Total Liabilities and Shareholders' Equity........    $1,907           $1,636
                                                                ======           ======

                See Notes to Consolidated Financial Statements.

                                  GENCORP INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                          ACCUMULATED
                                                 COMMON STOCK                                OTHER           TOTAL
                              COMPREHENSIVE   -------------------    OTHER    RETAINED   COMPREHENSIVE   SHAREHOLDERS'
                                 INCOME         SHARES     AMOUNT   CAPITAL   EARNINGS   INCOME (LOSS)      EQUITY
                              -------------   ----------   ------   -------   --------   -------------   -------------
                                             (DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)
NOVEMBER 30, 2000...........                  41,966,980     $4       $ 2       $208         $(28)           $186
Net income..................      $128                --     --        --        128           --             128
Currency translation
  adjustments and other, net
  of taxes..................        (6)               --     --        --         --           (6)             (6)
Cash dividends of $0.12 per
  share.....................        --                --     --        --         (5)          --              (5)
Shares issued under stock
  option and stock incentive
  plans.....................        --           661,187     --         7         --           --               7
                                  ----        ----------     --       ---       ----         ----            ----
NOVEMBER 30, 2001...........      $122        42,628,167      4         9        331          (34)            310
                                  ====
Net income..................      $ 30                --     --        --         30           --              30
Currency translation
  adjustments and other, net
  of taxes..................        21                --     --        --         --           21              21
Cash dividends of $0.12 per
  share.....................        --                --     --        --         (5)          --              (5)
Shares issued under stock
  option and stock incentive
  plans.....................        --           339,927     --         4         --           --               4
                                  ----        ----------     --       ---       ----         ----            ----
NOVEMBER 30, 2002...........      $ 51        42,968,094      4        13        356          (13)            360
                                  ====
Net income..................      $ 22                --     --        --         22           --              22
Currency translation
  adjustments and other, net
  of taxes..................        45                --     --        --         --           45              45
Cash dividends of $0.12 per
  share.....................        --                --     --        --         (5)          --              (5)
Shares issued under stock
  option and stock incentive
  plans.....................        --           812,963     --         6         --           --               6
                                  ----        ----------     --       ---       ----         ----            ----
NOVEMBER 30, 2003...........      $ 67        43,781,057     $4       $19       $373         $ 32            $428
                                  ====        ==========     ==       ===       ====         ====            ====

                See Notes to Consolidated Financial Statements.

                                  GENCORP INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED NOVEMBER 30,
                                                              -----------------------
                                                               2003     2002    2001
                                                              ------   ------   -----
                                                               (DOLLARS IN MILLIONS)
OPERATING ACTIVITIES
Net Income..................................................  $  22    $  30    $128
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
     Net loss on reacquisition of minority ownership
      interest in subsidiary................................     --        2      --
     Loss (gain), on sale of EIS business...................     --        6    (206)
     Gain on sale of property, plant and equipment..........     (3)      --     (23)
     Foreign currency gain..................................     (3)      --     (11)
     Depreciation and amortization..........................     81       66      77
     Deferred income taxes..................................     (9)      12      66
       Changes in operating assets and liabilities, net of
        effects of acquisitions and divestiture of
        businesses:
            Accounts receivable.............................     18       52     (34)
            Inventories, net................................    (19)       5      33
            Other current assets............................     (9)      (1)     (3)
            Other noncurrent assets.........................      4     (127)     23
            Current liabilities.............................     28      (95)    (18)
            Other noncurrent liabilities....................    (66)      33    (101)
                                                              -----    -----    ----
               Net Cash Provided by (Used in) Operating
                 Activities.................................     44      (17)    (69)
INVESTING ACTIVITIES
Capital expenditures........................................    (49)     (45)    (49)
Proceeds from disposition of EIS business...................     --       (6)    315
Proceeds from sale of property, plant and equipment.........      7        1      12
Acquisition of businesses, net of cash acquired.............   (138)     (91)   (184)
                                                              -----    -----    ----
               Net Cash (Used in) Provided by Investing
                 Activities.................................   (180)    (141)     94
FINANCING ACTIVITIES
Proceeds from issuance of subordinated notes................    150      150      --
Repayments, net of borrowings on revolving credit
  facility..................................................    (15)     (75)    (84)
Net short-term debt (repaid) incurred.......................     27       (7)     (4)
Proceeds from the issuance of other long-term debt..........      6      140     350
Repayments on long-term debt................................    (20)     (42)   (262)
Debt issuance costs.........................................     (5)      (6)     --
Dividends paid..............................................     (5)      (5)     (5)
Other equity transactions...................................      6        4       7
                                                              -----    -----    ----
               Net Cash Provided by Financing Activities....    144      159       2
                                                              -----    -----    ----
EFFECT OF EXCHANGE RATE FLUCTUATIONS ON CASH AND CASH
  EQUIVALENTS...............................................      8        3      --
                                                              -----    -----    ----
INCREASE IN CASH AND CASH EQUIVALENTS.......................     16        4      27
Cash and Cash Equivalents at Beginning of Year..............     48       44      17
                                                              -----    -----    ----
               Cash and Cash Equivalents at End of Year.....  $  64    $  48    $ 44
                                                              =====    =====    ====

                See Notes to Consolidated Financial Statements.

                                  GENCORP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  BASIS OF PRESENTATION AND NATURE OF OPERATIONS

     The consolidated financial statements of GenCorp Inc. (GenCorp or the Company) include the accounts of the parent company and its wholly-owned and majority-owned subsidiaries. See Note 9 for a discussion of recent business acquisitions and divestitures. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to financial information for prior years to conform to the current year's presentation.

     The Company is a multinational technology-based company operating primarily in North America and Europe. The Company's continuing operations are organized into four segments: Aerospace and Defense, GDX Automotive (GDX), Fine Chemicals and Real Estate. The Aerospace and Defense segment includes the operations of Aerojet-General Corporation (Aerojet), which develops and manufactures propulsion systems for space and defense applications, armament systems for precision tactical weapon systems and munitions applications, and advanced airframe structures. Primary customers served include major prime contractors to the U.S. government, the Department of Defense (DoD) and the National Aeronautics and Space Administration (NASA). The GDX Automotive segment is a major automotive supplier, engaged in the development, manufacture and sale of highly engineered extruded and molded rubber and plastic sealing systems for vehicle bodies and windows for automotive original equipment manufacturers. The Fine Chemicals segment consists of the operations of Aerojet Fine Chemicals LLC
(AFC), sales of which are primarily from custom manufactured active pharmaceutical ingredients and registered intermediates to pharmaceutical and biotechnology companies. The Real Estate segment includes activities related to the development, sale and leasing of the Company's real estate assets. Information on the Company's operations by segment and geographic area is provided in Note 13.

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

b.  WORKFORCE

     As of November 30, 2003, approximately 51 percent of the Company's employees were covered by collective bargaining or similar agreements. Of the covered employees, approximately 13 percent were covered by collective bargaining agreements that are due to expire within one year.

c.  CASH EQUIVALENTS

     All highly liquid debt instruments purchased with a remaining maturity at the date of purchase of three months or less are considered to be cash equivalents. The Company classifies securities underlying its cash equivalents as "available-for-sale" in accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115 (SFAS
115), Accounting for Certain Investments in Debt and Equity Securities. Cash equivalents are stated at cost, which approximates fair value, due to the highly liquid nature and short duration of the underlying securities.

d.  INVENTORIES

     The Aerospace and Defense and Fine Chemicals segments use the average cost method. Inventories are stated at the lower of cost or market value (see Note
3). The GDX Automotive segment uses the first-in, first-out (FIFO) method for accounting for inventory costs for all non-U.S. GDX facilities and the last-in, first-out (LIFO) method for all other GDX locations.

e.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost. Refurbishment costs are capitalized in the property accounts, whereas ordinary maintenance and repair costs are expensed as incurred. Depreciation is computed principally by the straight-line method for the GDX and Fine Chemicals segments, and by accelerated methods for the Aerospace and Defense and Real Estate segments. Depreciable lives on buildings and improvements, and machinery and equipment, range from five years to 45 years, and three years to 15 years, respectively.

     Impairment of long-lived assets is recognized when events or circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable. Under SFAS No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, a long-lived asset classified as "held for sale" is initially measured at the lower of its carrying amount or fair value less costs to sell. In the period that the "held for sale" criteria is met, the Company recognizes an impairment charge for any initial adjustment of the long-lived asset amount. Gains or losses not previously recognized resulting from the sale of a long-lived asset are recognized on the date of sale. During 2003, the Company's GDX Automotive segment recognized impairment charges of $6 million to write-down assets at one of its plants in France to their estimated net realizable value upon plant closure (see Note 13). The impaired assets included buildings and machinery and equipment with a net book value prior to impairment of $10 million and an estimated net realizable value of $4 million.

f.  GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company periodically evaluates the value of its goodwill and the period of amortization of its other intangible assets and determines if such assets are impaired by comparing the carrying values with estimated future undiscounted cash flows. This analysis is performed separately for the goodwill that resulted from each acquisition and for the other intangible assets. The Company performed the annual impairment tests for goodwill as of September 1, 2003 and 2002 and determined that goodwill was not impaired as of those dates. Other intangible assets are evaluated when indicators of impairment exist.

     Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired. Identifiable intangible assets, such as existing technology, existing programs, customer backlog, patents, trademarks and licenses, are recorded at cost or when acquired as part of a business combination at estimated fair value. Identifiable intangible assets are amortized based on when they provide the Company economic benefit, or using the straight-line method, over their estimated useful life. Amortization periods for identifiable intangible assets range from two to 27 years.

     The changes in the carrying amount of goodwill, by reporting segment, for the year ended November 30, 2003 were as follows:

                                                          PURCHASE      EFFECT OF
                           NOVEMBER 30,   ACQUISITIONS   ACCOUNTING     CURRENCY     NOVEMBER 30,
                               2002         (NOTE 9)     ADJUSTMENTS   TRANSLATION       2003
                           ------------   ------------   -----------   -----------   ------------
                                                   (DOLLARS IN MILLIONS)
Aerospace and Defense....      $ 42           $60            $(2)          $--           $100
GDX Automotive...........        84            --             --            13             97
                               ----           ---            ---           ---           ----
  Goodwill...............      $126           $60            $(2)          $13           $197
                               ====           ===            ===           ===           ====

     A summary of the Company's other intangible assets subject to amortization as of November 30, 2003 is as follows:

                                                      GROSS
                                                     CARRYING   ACCUMULATED    NET CARRYING
                                                      AMOUNT    AMORTIZATION      AMOUNT
                                                     --------   ------------   ------------
                                                             (DOLLARS IN MILLIONS)
Customer related...................................    $14           $2            $12
Acquired technology................................     18            1             17
Other..............................................      6            2              4
                                                       ---           --            ---
  Other intangible assets..........................    $38           $5            $33
                                                       ===           ==            ===

     Amortization expense related to other intangible assets was $3 million in 2003, and was less than $1 million in 2002 and 2001. The amortization expense for each of the five succeeding years related to other intangible assets recorded in the Consolidated Balance Sheet at November 30, 2003 is estimated to be $2 million annually.

g.  PRE-PRODUCTION COSTS

     The Company accounts for certain pre-production costs in accordance with Emerging Issues Task Force (EITF) Issue No. 99-5 (EITF 99-5), Accounting for Pre-Production Costs Related to Long-term Supply Arrangements. This EITF addresses the accounting treatment and disclosure requirements for pre-production costs incurred by original equipment manufacturer's suppliers to perform certain services related to the design and development of the parts they will supply to the original equipment manufacturers suppliers as well as the design and development costs to build molds, dies and other tools that will be used in producing parts. At November 30, 2003 and 2002, the Company recorded, as a noncurrent asset, $7 million and $4 million, respectively, of tooling costs for which customer reimbursement is assured.

h.  REVENUE RECOGNITION/LONG-TERM CONTRACTS

     The Company accounts for sales derived from long-term development and production contracts in conformity with the American Institute of Certified Public Accountants (AICPA) Audit and Accounting guide, "Audits of Federal Government Contracts" and the AICPA's Statement of Position No. 81-1 (SOP81-1), Accounting for Performance of Construction-Type and Certain Production Type Contacts. The Company considers the nature of the individual underlying contract and the type of products and services provided in determining the proper accounting for a particular contract. Each method is applied consistently to all contracts having similar characteristics, as described below. The Company typically accounts for these contracts using the percentage-of-completion method, and progress is measured on a cost-to-cost or units-of-delivery basis. Sales under cost-reimbursement contracts and relatively short-term fixed-price contracts are measured as costs are incurred and include estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs. Sales under other long-term fixed-price contracts are measured as deliveries are made and computed on the basis of the unit costs plus profit. For certain other long-term fixed-price contracts, sales are recorded when performance milestones are achieved as contractually defined by the customer. Sales include estimated earned fees or profits calculated on the relationship between contract milestones and the estimate at completion. Revenue on service or time and material contracts is recognized when performed. For fixed-price and fixed-price-incentive contracts, if at any time expected costs exceed the value of the contract, the loss is recognized immediately.

     Certain government contracts contain cost or performance incentive provisions that provide for increased or decreased fees or profits based upon actual performance against established targets or other criteria. Aerojet continually evaluates its performance and incorporates any anticipated penalties and cost incentives into its revenue and earnings calculations. Performance incentives, which increase or decrease earnings based solely on a single significant event generally, are not recognized until an event occurs.

     The GDX Automotive segment recognized revenue after products are shipped, all other significant customer obligations have been met and collection is reasonably assured. Sales are recorded net of provisions for customer pricing allowances.

     In general, the Fine Chemicals segment recognizes revenue after products are shipped, when customer acceptance has occurred, all other significant customer obligations have been met and collection is reasonably assured. The Fine Chemicals segment recognizes revenue under two contracts upon customer acceptance of the finished product, but before the finished product is delivered to the customers. These customers have specifically requested that AFC invoice for the finished product and hold the finished product until a later date. As of November 30, 2003 and 2002, finished product totaling $18 million and $10 million, respectively, in sales had not yet shipped. In certain circumstances, the Company's Fine Chemicals segment records sales when products are shipped, before customer acceptance has occurred because adequate controls are in place to ensure compliance with contractual product specifications and a substantial history of performance has been established.

     Revenues from real estate sales are recognized when a sufficient down-payment has been received, financing has been arranged, title, possession, and other attributes of ownership have been transferred to the buyer.

i.  RESEARCH AND DEVELOPMENT EXPENSES

     Company-sponsored research and development (R&D) expenses were $16 million in 2003, $17 million in 2002 and $24 million in 2001. Included in the 2001 amounts are R&D expenses of $4 million related to the Electronics and Information Systems (EIS) business, sold to Northrop Grumman (Northrop) in October 2001 (see Note 9). Company-sponsored R&D expenses include the costs of technical activities that are useful in developing new products, services, processes or techniques, as well as expenses for technical activities that may significantly improve existing products or processes.

     Customer-sponsored R&D expenditures, which are funded under government contracts, totaled $92 million in 2003, $99 million in 2002 and $215 million in 2001. Included in these amounts were R&D expenses related to the EIS business of $146 million in 2001.

j.  ENVIRONMENTAL REMEDIATION COSTS

     The Company accounts for identified or potential environmental remediation liabilities in accordance with the AICPA's Statement of Position 96-1 (SOP 96-1), Environmental Remediation Liabilities and Security and Exchange Commission (SEC) Staff Accounting Bulletin No. 92, Accounting and Disclosures Relating to Loss Contingencies. Under this guidance, the Company expenses, on a current basis, recurring costs associated with managing hazardous substances and pollution in ongoing operations. The Company accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred, and its proportionate share of the amount can be reasonably estimated. In most cases only a range of reasonably possible costs can be estimated. In establishing the Company's reserves, the most probable estimated amount is used when determinable, and the minimum amount is used when no single amount in the range is more probable. The Company's environmental reserves include the costs of completing remedial investigation and feasibility studies, remedial and corrective actions, regulatory oversight costs, the cost of operation and maintenance of the remedial action plan, and employee compensation costs for employees who are expected to devote a significant amount of time to remediation efforts. Measurement of environmental reserves is based on the evaluation of currently available information with respect to each individual environmental site and considers factors such as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. Such estimates are based on the expected costs of investigation and remediation and the likelihood that other potentially responsible parties will be able to fulfill their commitments at sites where the Company may be jointly or severally liable. The Company recognizes amounts recoverable from insurance carriers, the U.S. government or other third parties, when the collection of such amounts is probable. Pursuant to U.S. government agreements or regulations, the Company can recover a substantial portion of its environmental costs for its Aerospace and Defense segment through the establishment of prices of the Company's products and services sold to the U.S. government. The ability of the Company to continue recovering these costs from the U.S. government depends on Aerojet's sustained business volume under U.S. government contracts and programs. See also Notes 11(b) and 11(c).

k.  STOCK-BASED COMPENSATION

     The Company applies the provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations to account for awards of stock-based compensation granted to employees. See also Note 12(c).

l.  DERIVATIVE FINANCIAL INSTRUMENTS

     During 2003, the Company entered into three foreign currency forward contracts, totaling 22 million Euro, which all expired during 2003. Forward contracts are marked-to-market each quarter and the unrealized gains or losses are included in other income and expense. Foreign currency transaction gains totaled $4 million, $1 million, and $11 million in 2003, 2002 and 2001, respectively, including gains and losses on foreign currency forward and option contracts.

     The Company entered into interest rate swap agreements effective January 10, 2003 on $100 million of its variable rate term loan debt for a two-year period. Under the swap agreements, the Company makes payments based on a fixed rate of 6.02 percent and receives a London InterBank Offered Rate (LIBOR) based variable rate (4.94 percent as of November 30, 2003). The interest rate swaps are accounted for as cash flow hedges pursuant to SFAS No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, and there was no material ineffectiveness recognized in earnings in 2003. As of November 30, 2003, the fair value of these swaps was a liability of $1 million included in other noncurrent liabilities with an offsetting amount recorded as an unrealized loss in other comprehensive income.

     In December 2000, the Company entered into several foreign currency forward contracts in order to hedge against market fluctuations during negotiations to acquire The Laird Group Public Limited Company's Draftex International Car Body Seals Division (Draftex) business (see Note 9). Settlement of these contracts resulted in a gain of $11 million in 2001.

m.  RELATED-PARTY TRANSACTIONS

     AFC incurred expenses for services performed by NextPharma Technologies USA Inc. (NextPharma) on behalf of AFC. These expenses in 2002 were not material and in 2001, these expenses totaled $5 million. These services included sales and marketing efforts, customer interface and other related activities. From June 2000 through December 2001, NextPharma held a minority ownership interest in AFC and GenCorp held a minority ownership interest in NextPharma's parent company (see Note 9). The Company relinquished its interest in NextPharma in December 2001 and reacquired total ownership of AFC.

n.  VENDOR REBATES

     The Company receives rebates from suppliers based on achieving contractual purchase commitments or other performance measures. Estimated rebates from vendors are included as a reduction in cost of products sold in the period in which the rebate is earned.

2.  EARNINGS PER SHARE

     A reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share of common stock (EPS) is presented in the following table:

                                                                    YEAR ENDED NOVEMBER 30,
                                                              ------------------------------------
                                                                 2003         2002         2001
                                                              ----------   ----------   ----------
                                                                (DOLLARS IN MILLIONS, EXCEPT PER
                                                              SHARE AMOUNTS; SHARES IN THOUSANDS)
NUMERATOR FOR BASIC EPS
  Income available to common shareholders...................   $    22      $    30      $   128
                                                               =======      =======      =======
NUMERATOR FOR DILUTED EPS
  Income available to common shareholders...................   $    22      $    30      $   128
  Interest on convertible subordinated notes................        --            3           --
                                                               -------      -------      -------
                                                               $    22      $    33      $   128
                                                               =======      =======      =======
DENOMINATOR FOR BASIC EPS
  Weighted average shares of common stock outstanding.......    43,347       42,830       42,228
                                                               =======      =======      =======
DENOMINATOR FOR DILUTED EPS
  Weighted average shares of common stock outstanding.......    43,347       42,830       42,228
  Employee stock options....................................        59          303          332
  Convertible Notes (see Note 8)............................        --        5,429           --
  Other.....................................................         2           --           23
                                                               -------      -------      -------
                                                                43,408       48,562       42,583
                                                               =======      =======      =======
EPS -- Basic................................................   $  0.50      $  0.71      $  3.03
                                                               =======      =======      =======
EPS -- Diluted..............................................   $  0.50      $  0.69      $  3.00
                                                               =======      =======      =======

     The effect of the conversion of the Company's $150 million convertible subordinated notes, issued in April 2002, into common stock was not included in the computation of diluted earnings per share for the fiscal year ended November 30, 2003 because the effect would be antidilutive. These notes are convertible at an initial conversion rate of 54.29 shares per $1,000 principal amount outstanding. Potentially dilutive securities that are not included in the diluted EPS calculation because they would be antidilutive are employee stock options of 2,693,000 as of November 30, 2003, 825,000 as of November 30, 2002 and 917,000 as of November 30, 2001.

     As permitted by Statement of Financial Accounting Standards No. 123 (SFAS
123), Accounting for Stock-Based Compensation and Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation -- Transition and Disclosure, the Company applies the existing accounting rules under APB Opinion No. 25, Accounting for Stock Issued to Employees, which provides that no compensation expense is charged for options granted at an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans using market-based option valuation models, net income and the effect on net income per share would have been as follows:

                                                                 YEAR ENDED NOVEMBER 30,
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
                                                               (DOLLARS IN MILLIONS, EXCEPT
                                                                    PER SHARE AMOUNTS)
Net income, as reported.....................................    $  22      $  30      $ 128
Add:  Stock based compensation expense reported, net of
      related tax effects...................................        1          1          1
Deduct: Stock based compensation expense determined under
        fair value based method for all awards, net of
        related tax effects.................................       (2)        (2)        (2)
                                                                -----      -----      -----
Net income, pro forma.......................................    $  21      $  29      $ 127
                                                                =====      =====      =====
As reported
  Basic.....................................................    $0.50      $0.71      $3.03
                                                                =====      =====      =====
  Diluted...................................................    $0.50      $0.69      $3.00
                                                                =====      =====      =====
Pro forma
  Basic.....................................................    $0.48      $0.69      $3.00
                                                                =====      =====      =====
  Diluted...................................................    $0.48      $0.68      $2.97
                                                                =====      =====      =====

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

     The fair value of stock options was estimated at the date of grant using a Black-Scholes stock option pricing model with the following weighted-average assumptions: risk free interest rates of 3.3 percent for 2003, 3.1 percent for 2002 and 3.5 percent for 2001; dividend yield of 1.5 percent for 2003 and 1.0 percent for 2002 and 2001; volatility factor of the expected market price of the Company's Common Stock of 0.44 for 2003, 0.47 for 2002 and 0.39 for 2001; and a weighted-average expected life of the options of five years for 2003, 2002 and 2001.

3.   INVENTORIES

                                                                      AS OF
                                                                  NOVEMBER 30,
                                                              ---------------------
                                                                2003         2002
                                                              --------     --------
                                                              (DOLLARS IN MILLIONS)
Raw materials and supplies..................................    $ 34         $ 32
Work-in-process.............................................      21           16
Finished goods..............................................      14           15
                                                                ----         ----
Approximate replacement cost of inventories.................      69           63
LIFO reserves...............................................      (3)          (4)
Long-term contracts at average cost.........................     206          164
Progress payments...........................................     (61)         (56)
                                                                ----         ----
  Inventories, net..........................................    $211         $167
                                                                ====         ====

     Inventories applicable to government contracts, related to the Company's Aerospace and Defense segment, include general and administrative costs. The total of such costs incurred in 2003 and 2002 was $42 million and $50 million, respectively, and the cumulative amount of general and administrative costs in inventory is estimated to be $32 million and $24 million at November 30, 2003 and 2002, respectively.

     In 2001, Aerojet recorded an inventory write-down of $46 million in cost of sales related to its participation as a propulsion supplier to a commercial launch vehicle program and also recorded a $2 million accrual for outstanding obligations connected with this effort. Aerojet's inventory consists of program unique rocket engines and propulsion systems primarily intended for use in a commercial reusable launch vehicle. The inventory write-down reflects the inability of a commercial customer to secure additional funding, no alternative purchasers willing to acquire inventory held by Aerojet and no market value.

     Inventories using the LIFO method as related to the GDX Automotive segment represented 6 percent and 11 percent of inventories at replacement cost as of November 30, 2003 and 2002, respectively. (See Note 1(d).)

4.  INCOME TAXES

     The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. The Company files a consolidated federal income tax return with its wholly-owned subsidiaries.

     The domestic and foreign components of income before income taxes are as follows:

                                                                    AS OF
                                                                 NOVEMBER 30,
                                                              ------------------
                                                              2003   2002   2001
                                                              ----   ----   ----
Domestic....................................................  $14    $15    $173
Foreign.....................................................    3     27      14
                                                              ---    ---    ----
Total.......................................................  $17    $42    $187
                                                              ===    ===    ====

     The components of the Company's income tax (benefit) provision for income taxes are as follows:

                                                                      AS OF
                                                                  NOVEMBER 30,
                                                              ---------------------
                                                              2003    2002    2001
                                                              -----   -----   -----
                                                              (DOLLARS IN MILLIONS)
CURRENT
  United States federal.....................................   $(4)   $(14)   $  7
  State and local...........................................     3      (4)    (19)
  Foreign...................................................     5      18       5
                                                               ---    ----    ----
                                                                 4      --      (7)
DEFERRED
  United States federal.....................................    (9)     16      47
  State and local...........................................    (4)      6      19
  Foreign...................................................     4     (10)     --
                                                               ---    ----    ----
                                                                (9)     12      66
                                                               ---    ----    ----
Income tax (benefit) provision..............................   $(5)   $ 12    $ 59
                                                               ===    ====    ====

     A reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate is as follows:

                                                                   YEAR ENDED
                                                                  NOVEMBER 30,
                                                              --------------------
                                                              2003     2002   2001
                                                              -----    ----   ----
Statutory federal income tax rate...........................   35.0%   35.0%  35.0%
State and local income taxes, net of federal income tax
  benefit...................................................    1.6     3.6    2.7
Tax settlements, including interest.........................  (56.2)   (8.9)  (7.2)
Foreign plant closure.......................................  (51.0)     --     --
Benefit of charitable gift..................................     --    (1.4)    --
International operations taxed at other than the U.S.
  statutory rate............................................  (14.5)    1.5    0.4
Write-off of French deferred taxes..........................   51.7      --     --
Other, net..................................................    4.0    (1.5)   0.7
                                                              -----    ----   ----
     Effective income tax rate..............................  (29.4)%  28.3%  31.6%
                                                              =====    ====   ====

     The Company reduced its 2003 income tax expense by $8 million for the tax benefit resulting from the closure of a plant in France and by $9 million for domestic, federal and state income tax settlements for 1994 through 2001. The Company is under routine examinations by domestic and foreign tax authorities. While it is difficult to predict the outcome or timing of a particular tax matter, the Company believes it has adequately provided for any reasonable foreseeable outcome related to these matters, and it does not anticipate any material earnings impact from their ultimate resolutions.

     The decrease to the effective tax rate attributable to international operations is a result of lower rates in China, the Czech Republic and Canada coupled with pre-tax income, and higher rates in Germany coupled with pre-tax losses, along with the effect of rate reductions on deferred taxes in the Czech Republic and Canada. The increase to the effective tax rate attributable to the write-off of French deferred taxes is due to the Company's determination that it is more likely than not that the tax benefit of net operating losses in France will not be realized in the foreseeable future.

     The Company reduced its 2002 income tax expense by $1 million for the tax benefit of a charitable gift of land to the County of Muskegon in Michigan and by $4 million due to the receipt of federal and state income tax settlements.

     The Company reduced its 2001 income tax expense by $13 million due to the receipt of state income tax settlements.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                                 AS OF
                                                              NOVEMBER 30,
                                                              ------------
                                                              2003    2002
                                                              ----    ----
                                                              (DOLLARS IN
                                                               MILLIONS)
DEFERRED TAX ASSETS
Accrued estimated costs.....................................  $ 62    $ 60
Net operating loss and tax credit carry-forwards............    48      30
Other postretirement and employee benefits..................    74      82
                                                              ----    ----
     Total deferred tax assets..............................   184     172
Valuation allowance.........................................   (14)     (8)
                                                              ----    ----
     Deferred tax assets, net of valuation allowance........   170     164

DEFERRED TAX LIABILITIES
Discontinued operations.....................................     2      --
Depreciation................................................    15      23
Pensions....................................................   129     133
Other.......................................................     7      --
                                                              ----    ----
     Total deferred tax liabilities.........................   153     156
                                                              ----    ----
       Total net deferred tax assets........................    17       8
       Less: current deferred tax assets/(liabilities)......     7      (1)
                                                              ----    ----
          Noncurrent deferred tax assets....................  $ 10    $  9
                                                              ====    ====

     The Company has worldwide tax basis net operating loss carry-forwards totaling $328 million, the majority of which are related to state operations, which expire beginning in 2004. The remaining portion relates to foreign operations, most of which have indefinite carry-forward periods. The valuation allowance relates primarily to state net operating losses and increased by $6 million in 2003, $3 million in 2002 and $2 million in 2001. Included in the deferred tax assets is a foreign tax credit carry-forward of $4 million, which expires beginning in 2005; and a research tax credit carry-forward of $2 million, which expires beginning in 2011. The Company does not provide deferred taxes on unremitted foreign earnings as it is the Company's intention to reinvest these earnings indefinitely, or to repatriate the earnings only when it is tax efficient to do so. Cumulative estimated unremitted earnings of foreign subsidiaries were $110 million as of November 30, 2003. Cash paid during the year for income taxes was $8 million in 2003, $14 million in 2002, and $15 million in 2001.

5.  PROPERTY, PLANT AND EQUIPMENT

                                                                      AS OF
                                                                  NOVEMBER 30,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
Land........................................................   $   45      $   38
Buildings and improvements..................................      286         279
Machinery and equipment.....................................      797         703
Construction-in-progress....................................       30          23
                                                               ------      ------
                                                                1,158       1,043
Less: accumulated depreciation..............................     (642)       (580)
                                                               ------      ------
     Property and equipment, net............................   $  516      $  463
                                                               ======      ======

     Depreciation expense for 2003, 2002 and 2001 was $66 million, $56 million and $65 million, respectively.

6.  OTHER NONCURRENT ASSETS

                                                                  AS OF
                                                              NOVEMBER 30,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
                                                               (DOLLARS IN
                                                                MILLIONS)
Intangible assets...........................................  $ 33    $ 15
Notes receivable............................................    20      20
Deferred financing costs....................................    20      18
Real estate held for development and leasing................    19      20
Other.......................................................    48      37
                                                              ----    ----
     Other noncurrent assets................................  $140    $110
                                                              ====    ====

     In November 2001, the Company completed the sale of approximately 1,100 acres of property in Sacramento County, California for $28 million. The consideration included cash of approximately $7 million and a promissory note for the remainder of the sales price. The five-year promissory note bears interest that is payable quarterly and includes annual minimum principal payments of $550,000. The $23 million gain resulting from the sale of the land is included in the activity for the Real Estate segment. Subsequent to November 30, 2003, the Company reached an agreement pursuant to which the note receivable will be repaid in full in 2004 (see Note 18(d)).

     The Company amortizes deferred financing costs over the term of the related debt. Amortization of financing costs was $5 million, $4 million, and $3 million in 2003, 2002 and 2001, respectively.

7.  OTHER CURRENT LIABILITIES

                                                                  AS OF
                                                              NOVEMBER 30,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
                                                               (DOLLARS IN
                                                                MILLIONS)
Accrued goods and services..................................  $ 86    $ 87
Advanced payments on contracts..............................    14       6
Accrued compensation and employee benefits..................    53      41
Postretirement benefits, other than pension.................    29      29
Other.......................................................    63      37
                                                              ----    ----
     Other current liabilities..............................  $245    $200
                                                              ====    ====

8.  LONG-TERM DEBT AND CREDIT FACILITY

                                                                  AS OF
                                                              NOVEMBER 30,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
                                                               (DOLLARS IN
                                                                MILLIONS)
Revolving Credit Facility, bearing interest at various rates
  (average rate of 3.9 percent as of November 30, 2003),
  expires December 2005.....................................  $ 30    $ 45
Term Loan A, bearing interest at various rates (3.9 percent
  as of November 30, 2003), payable in quarterly
  installments of approximately $5 million plus interest
  through December 2004 and then four quarterly installments of approximately $7 million plus interest through December
  2005, with the 2004 quarterly installments prepaid in
  January 2004, as discussed in Note 18.....................    52      71
Term Loan B, bearing interest at various rates (average rate of 5.92 percent as of November 30, 2003), payable in
  quarterly installments of approximately $300,000 plus
  interest through December 2005 and then four quarterly
  installments of approximately $8 million plus interest
  through December 2006, final payment of approximately $79
  million due in March 2007.................................   114     115
Senior Subordinated Notes, bearing interest at 9.50 percent
  per annum, interest payments due in February and August,
  maturing in August 2013...................................   150      --
Convertible Subordinated Notes, bearing interest at 5.75
  percent per annum, interest payments due in April and
  October, maturing in April 2007...........................   150     150
Foreign Credit Facilities and Other.........................    42       6
                                                              ----    ----
     Total debt.............................................   538     387
Less: Amounts due within one year...........................   (52)    (22)
                                                              ----    ----
     Long-term debt.........................................  $486    $365
                                                              ====    ====

     As of November 30, 2003, the Company's debt maturities are summarized as follows (in millions):

  2004......................................................   $ 52
  2005......................................................     33
  2006......................................................     62
  2007......................................................    239
  2008......................................................     --
  Thereafter................................................    152
                                                               ----
  Total.....................................................   $538
                                                               ====

     The estimated fair value of the Company's long-term debt was $536 million as of November 30, 2003 compared to a carrying value of $538 million. The fair value of the 5.75% Notes and 9.50% Notes were determined based on quoted market prices as of November 28, 2003. The fair value of the remaining long-term debt was determined to approximate carrying value as the interest rates are generally variable based on market interest rates and reflect current market rates available to the Company.

     Cash paid for interest was $24 million, $15 million and $34 million in 2003, 2002 and 2001, respectively.

a.  REVOLVING CREDIT FACILITY AND TERM LOANS

     In December 2000, the Company entered into a $500 million senior credit facility (Credit Facility) to finance the acquisition of the Draftex business and to refinance a former credit facility. The Credit Facility consisted of a $150 million revolving credit facility (Revolver) maturing in December 2005, a $150 million five-year Term Loan A maturing in December 2005; and a $200 million six-year Term Loan B maturing in December 2006. Once repaid, term loans under the Credit Facility may not be reborrowed. In August 2001, the Company executed an amendment to the Credit Facility which transferred $13 million of the Revolver and $52 million of Term Loan A to Term Loan B and permanently reduced the commitments available under the Revolver from $150 million to $137 million. On October 19, 2001, the Company repaid the entire outstanding balance of Term Loan B of $264 million with proceeds from the sale of Aerojet's EIS business (see Note 9).

     On February 28, 2002, the Company amended the Credit Facility to provide an additional $25 million term loan (Term Loan C). On April 5, 2002, the Company repaid the entire outstanding balance of $25 million with a portion of the net proceeds from the offering of the outstanding 5.75% Convertible Subordinated Notes discussed below. The Company does not have the ability to re-borrow these funds.

     On October 2, 2002, the Company amended and restated the Credit Facility (Restated Credit Facility) to provide for a new Term Loan B in the amount of $115 million maturing in April 2007. Proceeds of the Term Loan B were used to finance the acquisition of the Redmond, Washington operations discussed in Note 9 and to repay revolving loans outstanding under the Restated Credit Facility. The maturity of Term Loan B may be extended to June 2009 if the 5.75% Convertible Subordinated Notes discussed below are repaid or otherwise redeemed.

     As of November 30, 2003, the borrowing limit under the Revolver was $137 million of which the Company had outstanding borrowings of $30 million. The Company also had outstanding letters of credit of $55 million, primarily securing environmental and insurance obligations, and availability of $52 million.

     The Company pays a commitment fee between 0.375 percent and 0.50 percent (based on the most recent leverage ratio) on the unused balance of the Revolver. Borrowings under the Restated Credit Facility bear interest at the borrower's option, at various rates of interest, based on an adjusted base rate (defined as the prime lending rate or federal funds rate plus 0.50 percent) or Eurocurrency rate plus, in each case, an incremental margin. For the Revolver and Term Loan A borrowings, the incremental margin is based on the most recent leverage ratio. For base rate loans, the margin ranges between 0.75 percent and 2.00 percent, and for the Eurocurrency loans, the margin ranges between 1.75 percent and 3.00 percent. For Term Loan B borrowings the margins for base rate loans and Eurocurrency rate loans are 2.75 percent and
3.75 percent, respectively.

     The Company's obligations under the Restated Credit Facility are secured by substantially all of the capital stock of its material domestic subsidiaries and 65 percent of the stock of certain of its foreign subsidiaries, to the extent owned by the Company and its subsidiaries, and by substantially all of the material domestic subsidiaries tangible and intangible personal property. The Restated Credit Facility contains certain restrictive covenants that require the Company to meet specific financial ratios and also subjects the Company and its subsidiaries to restrictions on capital expenditures, the ability to incur additional debt, the disposition of assets including real estate, and prohibits certain other types of transactions. The Restated Credit Facility permits dividend payments as long as there is no event of default. The Restated Credit Facility's four financial covenants are: an interest coverage ratio, a leverage ratio, a fixed charge coverage ratio and a consolidated net worth test, all as defined in the Restated Credit Facility. As presented in the table below, the Company was in compliance with all financial covenants as of November 30, 2003:

                                                              ACTUAL RATIO OR
                                                                  AMOUNT
                                                              ---------------
Interest coverage ratio, not less than: 4.40 to 1.00........    5.43 to 1.00
Leverage ratio, not greater than: 3.70 to 1.00..............    3.43 to 1.00
Fixed charges coverage ratio, not less than: 1.05 to 1.00...    2.08 to 1.00
Consolidated net worth, not less than $319.4 million........  $427.7 million

     On July 29, 2003, August 25, 2003 and December 31, 2003, the Company entered into amendments with the lenders under the Restated Credit Facility. The amendments, among other things permitted the issuance of the 9.50% Senior Subordinated Notes discussed below and the issuance of the 4% Contingent Convertible Notes discussed in Note 18. The amendments provided, subject to certain limitations, for the use of the net proceeds received from the sale of these notes, and excluded these net proceeds from the mandatory prepayment provisions of the Restated Credit Facility. The amendments also amended certain of the financial and other covenants contained in the Restated Credit Facility.

     Based on current forecasted financial results, the Company expects to be in compliance with all of its financial covenants for 2004, although no assurance can be given in this regard.

b.  9.50% SENIOR SUBORDINATED NOTES

     In August 2003, the Company issued $150 million aggregate principal amount of 9.50% Senior Subordinated Notes (9.50% Notes) due 2013 in a private placement pursuant to Rule 144A under the Securities Act of 1933. The 9.50% Notes will mature on August 15, 2013. All or any portion of the 9.50% Notes may be redeemed by the Company at any time on or after August 15, 2008 at redemption prices beginning at 104.75 percent and reducing to 100.00 percent by 2011. In addition, at any time prior to August 15, 2006, the Company may redeem up to 35 percent of the 9.50% Notes with the net offering proceeds of one or more qualified equity offerings. If the Company undergoes a change of control or sells all or substantially all of its assets, it may be required to offer to purchase the 9.50% Notes from the holders of such notes.

     The 9.50% Notes are unsecured and subordinated to all of the Company's existing and future senior indebtedness, including borrowings under its Restated Credit Facility. However, the 9.50% Notes rank senior to the 5.75% Convertible Subordinated Notes discussed below and rank senior to the 4% Contingent Convertible Subordinated Note discussed in Note 18. The 9.50% Notes are guaranteed by the Company's material domestic subsidiaries. Each subsidiary guarantee is unsecured and subordinated to the respective subsidiary's existing and future senior indebtedness, including guarantees of borrowings under the Restated Credit Facility. The 9.50% Notes and related guarantees are effectively subordinated to the Company's and the subsidiary guarantors' secured debt and to any and all debt and liabilities including trade debt of the Company's non-guarantor subsidiaries.

     The indenture governing the 9.50% Notes limits the Company's ability and the ability of the Company's restricted subsidiaries, as defined in the indenture, to incur or guarantee additional indebtedness, make restricted payments, pay dividends or distributions on, or redeem or repurchase, its capital stock, make investments, issue or sell capital stock of restricted subsidiaries, create liens on assets to secure indebtedness, enter into transactions with affiliates and consolidate, merge or transfer all or substantially all of the assets of the Company. The indenture also contains customary events of default, including failure to pay principal or interest when due, cross-acceleration to other specified indebtedness, failure of any of the guarantees to be in full force and effect, failure to comply with covenants and certain events of bankruptcy, insolvency and reorganization, subject in some cases to notice and applicable grace periods.

     Issuance of the 9.50% Notes generated net proceeds of approximately $145 million. The Company used $50 million of the net proceeds to repay revolving loans under its Restated Credit Facility, and the balance of the net proceeds to finance a portion of the purchase price of the acquisition of substantially all of the assets of the propulsion business of ARC and to pay related fees and expenses.

c.  5.75% CONVERTIBLE SUBORDINATED NOTES

     In April 2002, the Company issued $150 million aggregate principal amount of 5.75% Convertible Subordinated Notes (5.75% Notes). The 5.75% Notes are initially convertible into 54.29 shares of the Company's Common Stock per $1,000 principal amount of the 5.75% Notes, implying a conversion price of $18.42 per share, at any time until the close of business on the business day immediately preceding the maturity date unless previously redeemed or repurchased. The 5.75% Notes are redeemable in whole or in part at the option of the holder upon a change of control at 100 percent of the principal amount of the 5.75% Notes to be repurchased, plus accrued and unpaid interest, if any, to the date of repurchase, and at the option of the Company at any time on or after April 22, 2005 if the closing price of the Company's Common Stock exceeds 125 percent of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the day of the mailing of the optional redemption notice at specified redemption prices, plus accrued and unpaid interest, if any.

     The 5.75% Notes are general unsecured obligations and rank equal in right of payment to all of the Company's other existing and future subordinated indebtedness, and rank equal in right of payment to the 4% Contingent Convertible Subordinated Notes discussed in Note 18, and junior in right of payment to all of the Company's existing and future senior indebtedness, including all of its obligations under the Restated Credit Facilities, and all of its existing and future senior subordinated indebtedness, including the outstanding 9.50% Notes. In addition, the 5.75% Notes are effectively subordinated to any of the Company's secured debt and to any and all debt and liabilities, including trade debt, of its subsidiaries.

     The indenture governing the 5.75% Notes limits the Company's ability to, among other things, consolidate with or merge into any other person or convey, transfer or lease its properties and assets substantially as an entirety to any other person unless certain conditions are satisfied. The indenture also contains customary events of default, including failure to pay principal or interest when due, cross-acceleration to other specified indebtedness, failure to deliver shares of common stock as required, failure to comply with covenants and certain events of bankruptcy, insolvency and reorganization, subject in some cases to notice and applicable grace periods.

     Issuance of the 5.75% Notes generated net proceeds of approximately $144 million. The Company used $25 million of the net proceeds to repay in full Term Loan C and $119 million to repay debt outstanding under the Credit Facility.

d.  FOREIGN CREDIT FACILITIES AND OTHER

     In March 2003, one of the Company's European subsidiaries entered into a $25 million credit facility to provide working capital for its European operations. This facility may be terminated by either party at any time upon notice. This credit facility is secured by certain assets of two of the Company's European subsidiaries. This facility is also guaranteed by the Company on a senior unsecured basis. As of November 30, 2003, $25 million was outstanding under this credit facility. The Company's foreign subsidiaries have other credit lines with additional borrowing capacity totaling $13 million. As of November 30, 2003, $27 million was outstanding under foreign credit facilities. The Company also has other bank loans and equipment financing totaling $15 million as of November 30, 2003.

e.  SHELF REGISTRATION

     On June 20, 2002, the Company filed a shelf registration statement with the SEC under which the Company may, on a delayed basis, issue up to an aggregate principal amount of $300 million of debt securities, shares of common stock or preferred stock. Net proceeds, terms and pricing of offerings, if any, of securities issued under the shelf registration statement will be determined at the time of any such offering. There have been no issuances of debt securities or equity under the shelf registration statement.

9.  ACQUISITIONS AND DIVESTITURES

ARC Acquisition

     On October 17, 2003, the Company's Aerospace and Defense segment completed the acquisition of substantially all of the assets of the propulsion business of Atlantic Research Corporation, a subsidiary of Sequa Corporation, at a purchase price of $144 million, comprised of $133 million in cash and estimated direct acquisition costs and purchase price adjustments of $11 million.

     The results of operations for the six week period ended November 30, 2003, are included as part of the Company's Aerospace and Defense segment. The table presented below summarizes the estimated fair value of ARC's assets acquired and liabilities assumed as of the acquisition date:

                                                                OCTOBER 17, 2003
                                                              ---------------------
                                                              (DOLLARS IN MILLIONS)
Current Assets..............................................          $ 53
Noncurrent Assets...........................................            53
Intangible Assets subject to amortization(1)
  Customer related(2).......................................            12
  Process Technology(3).....................................             7
Goodwill....................................................            60
                                                                      ----
  Total Assets Acquired.....................................           185
                                                                      ----
Current Liabilities.........................................            23
Noncurrent Liabilities......................................            18
                                                                      ----
       Total Liabilities Assumed............................            41
                                                                      ----
       Net Assets Acquired..................................          $144
                                                                      ====

---------------
(1) 25 year weighted average useful life.

(2) 27 year life on customer related intangibles.

(3) 22 year life on process technology.

     During the six week period ended November 30, 2003, the Company recorded $1 million in amortization expense related to the existing programs and process technology. The Company recorded $60 million of goodwill in its Aerospace and Defense segment and expects $30 million of goodwill to be deductible for tax purposes. As a condition to the Federal Trade Commission's approval of the acquisition of the propulsion business from ARC, Aerojet will be divesting the former ARC in-space propulsion business operated out of facilities located in New York and the United Kingdom. As such, $6 million of assets and $2 million of liabilities at these locations are recorded as held for sale and are included in prepaid expenses and other current liabilities, respectively, as of November 30, 2003.

Redmond, Washington Operations

     In October 2002, Aerojet acquired the assets of the General Dynamics Ordnance and Tactical Systems Space Propulsion and Fire Suppression business (Redmond, Washington operations) for $93 million, including cash of $90 million and transaction costs of $5 million, net of a purchase price adjustment due back to the Company in the amount of $2 million.

EIS Sale

     Aerojet finalized the sale of its Electronics and Information Systems business (EIS) to Northrop for $315 million in cash in October 2001, subject to certain working capital adjustments as defined in the purchase agreement. In April 2002, Aerojet reached an agreement with Northrop whereby the purchase price was reduced by $6 million. The gain on the transaction, before the purchase price adjustment, was $206 million. Both of these items were recorded as unusual charges to operations. EIS contributed net sales of $398 million and contributed $30 million to the Aerospace and Defense segment performance for 2001. The results of operations for EIS are included in the Company's Aerospace and Defense segment for all periods presented in the Consolidated Statements of Income through the sale date.

Draftex Acquisition

     In December 2000, the Company acquired Draftex at an estimated purchase price of $215 million, including cash of $209 million and direct acquisition costs of $6 million, subject to certain purchase price adjustments provided for in the acquisition agreement. In February 2002, purchase price adjustments were finalized resulting in a $10 million reduction in the purchase price. Draftex is included as part of the Company's GDX Automotive segment. As part of the transaction, 11 manufacturing plants in Spain, France, Germany, Czech Republic, China, and the U.S. were acquired. The acquisition was accounted for under the purchase method of accounting. The allocation of purchase price included a reserve for certain anticipated exit costs, including involuntary employee terminations and associated benefits and facility closure costs of $17 million (see Note 15).

AFC Minority Interest Sale and Reacquisition

     In June 2000, the Company sold a 20 percent equity interest in AFC to NextPharma for $25 million in cash and exchanged an additional 20 percent equity interest in AFC for an approximate 35 percent equity interest in NextPharma's parent company. As part of the agreement, the Company continued to manage, operate, and consolidate AFC as the majority owner. In connection with the transaction, the Company recorded a gain on the sale of the minority interest of $5 million. In addition, the Company initially recorded a minority interest of $26 million, included in other long-term liabilities, and an investment in NextPharma's parent company of $6 million. In December 2001, the Company reacquired the minority interest which had a carrying value of $18 million from NextPharma for $13 million and relinquished its equity interest in the parent company of NextPharma. In addition, certain agreements between the two companies were terminated.

10.  EMPLOYEE PENSION AND POSTRETIREMENT BENEFIT PLANS

a.  DEFINED BENEFIT AND OTHER POSTRETIREMENT BENEFIT PLANS

     The Company has a number of defined benefit pension plans that cover substantially all salaried and hourly employees in North America. Normal retirement age is 65, but certain plan provisions allow for earlier retirement. The Company's funding policy complies with the funding requirements under applicable laws and regulations. The pension plans provide for pension benefits, the amounts of which are calculated under formulas principally based on average earnings and length of service for salaried employees and under negotiated non-wage based formulas for hourly employees. Pension plan assets are invested primarily in listed stocks and bonds.

     In addition to providing pension benefits, the Company currently provides certain healthcare and life insurance benefits (postretirement benefits) to most U.S. retired employees with varied coverage by employee groups. Aerojet employees hired after January 1, 1997 are not eligible for postretirement healthcare and life insurance benefits. All other employees hired after January 1, 1995 are not eligible for postretirement healthcare benefits. The healthcare plans generally provide for cost sharing between the Company and its retirees in the form of retiree contributions, deductibles and coinsurance. Retirees in certain other countries are provided healthcare benefits through plans sponsored by their governments. Postretirement benefit obligations are unfunded and the costs are accrued based on the date the employees become eligible for the benefits.

     The following information summarizes the balance sheet impacts of the Company's defined benefit pension plans and other postretirement benefit plans. The plan assets, benefit obligations and the funded status of the plans are determined at the annual measurement date of August 31 for each year presented below.

                                                                             OTHER
                                                      DEFINED BENEFIT   POSTRETIREMENT
                                                       PENSION PLANS     BENEFIT PLANS
                                                      ---------------   ---------------
                                                           YEAR ENDED NOVEMBER 30,
                                                      ---------------------------------
                                                       2003     2002     2003     2002
                                                      ------   ------   ------   ------
                                                            (DOLLARS IN MILLIONS)
CHANGE IN FAIR VALUE OF PLAN ASSETS:
  Fair value -- beginning of year...................  $1,616   $1,862   $  --    $  --
     Actual return on plan assets...................     161      (98)     --       --
     Currency translation...........................       6       --      --       --
     Effect of EIS sale(1)..........................      --       (1)     --       --
     Employer contributions.........................       8      (13)     25       29
     Benefits paid..................................    (127)    (134)    (25)     (29)
                                                      ------   ------   -----    -----
       Fair Value -- end of year....................  $1,664   $1,616   $  --    $  --
                                                      ======   ======   =====    =====
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation -- beginning of year...........  $1,549   $1,619   $ 196    $ 207
     Service cost...................................      15       12       1        1
     Interest cost..................................     112      118      13       14
     Amendments.....................................       6        1      --       --
     Acquisition(2).................................       9       --      --       --
     Actuarial (gain) loss..........................      91      (67)     15        3
     Benefits paid..................................    (127)    (134)    (25)     (29)
                                                      ------   ------   -----    -----
       Benefit Obligation -- end of year(3).........  $1,655   $1,549   $ 200    $ 196
                                                      ======   ======   =====    =====
Funded status of the plans..........................  $    9   $   67   $(200)   $(196)
  Unrecognized actuarial loss.......................     316      257      15       --
  Unrecognized prior service cost...................      18       14     (12)     (16)
  Unrecognized transition amount....................      (2)      (3)     --       --
  Minimum funding liability.........................      (3)      (4)     --       --
  Employer contributions/benefit payments August 31
     through November 30............................       2        2       6        7
                                                      ------   ------   -----    -----
     Net Asset (Liability) Recognized in the
       Consolidated Balance Sheets(4)...............  $  340   $  333   $(191)   $(205)
                                                      ======   ======   =====    =====

---------------

(1) As discussed in Note 9, the Company sold its EIS business in 2001.

(2) As discussed in Note 9, the Company acquired the propulsion business of ARC in October 2003.

(3) Pension amounts include $22 million in 2003 and $19 million in 2002 for unfunded plans.

(4) Pension amounts include $22 million in 2003 and $20 million in 2002 for unfunded plans.

     As of the August 31 measurement date, the accumulated benefit obligation for the defined benefit pension plans was $1.6 billion and $1.5 billion for 2003 and 2002, respectively.

     Components of the amounts recognized in the Company's Consolidated Balance
Sheets:

                                                                                OTHER
                                                         DEFINED BENEFIT   POSTRETIREMENT
                                                          PENSION PLANS     BENEFIT PLANS
                                                         ---------------   ---------------
                                                                AS OF NOVEMBER 30,
                                                         ---------------------------------
                                                          2003     2002     2003     2002
                                                         ------   ------   ------   ------
                                                               (DOLLARS IN MILLIONS)
Prepaid benefit cost...................................   $345     $337    $  --    $  --
Other current liabilities..............................     (2)      --      (29)     (29)
Long-term liabilities..................................     (3)      (4)    (162)    (176)
Intangible assets......................................      1       --       --       --
Accumulated other comprehensive loss...................      3        4       --       --
Minimum funding liability..............................     (4)      (4)      --       --
                                                          ----     ----    -----    -----
  Net Asset (Liability) Recognized in the Consolidated
     Balance Sheets....................................   $340     $333    $(191)   $(205)
                                                          ====     ====    =====    =====

     The Company used the following assumptions, calculated based on a weighted-average, to measure the benefit obligations and to compute the expected long-term return on assets for the Company's employee pension and postretirement benefit plans:

                                                                                OTHER
                                                        DEFINED BENEFIT     POSTRETIREMENT
                                                         PENSION PLANS      BENEFIT PLANS
                                                        ----------------    --------------
                                                         2003      2002     2003     2002
                                                        ------    ------    -----    -----
Discount rate.........................................   6.50%     7.25%     6.25%    7.00%
Expected long-term rate of return on plan assets......   8.75%     8.75%        *        *
Rate of compensation increase.........................   4.50%     4.50%        *        *
Initial healthcare trend rate.........................      *         *     11.60%   12.00%
Ultimate healthcare trend rate........................      *         *      5.10%    6.00%
Year ultimate rate attained...........................      *         *      2014     2013

---------------

* Not applicable.

     Certain actuarial assumptions, such as the assumed healthcare cost trend rates, the assumed discount rate and the long-term rate of return, have a significant effect on the amounts reported for the periodic cost of pension benefits and postretirement benefits, as well as the respective benefit obligation amounts. The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates for the postretirement benefit plans. For 2003 postretirement benefit obligations, the Company assumed an 11.6 percent annual rate of increase in the per capita cost of covered healthcare claims with the rate decreasing over 11 years until reaching 5.1 percent. The assumed discount rate represents the market rate for high-quality fixed income investments based on the expected benefit payments for the pension and postretirement benefit plans. For 2003 pension benefit obligations, the discount rate was reduced to 6.50 percent and for postretirement benefit obligations the discount rate was reduced to 6.25 percent to reflect market interest rate conditions. The long-term rate of return for plan assets is based on current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. The Company assumed an expected return on plan assets of 8.75 percent for 2003 benefit obligations, consistent with 2002.

     A one percentage point increase in the assumed trend rate for healthcare costs would have increased the postretirement accumulated benefit obligation by $6 million recorded as of November 30, 2003 and the effect on the service and interest cost components of expense for 2003 would not have been significant. A one percentage point decrease in the assumed trend rate for healthcare costs would have decreased the postretirement accumulated benefit obligation by $5 million recorded as of November 30, 2003 and the effect on the service and interest cost components of expense for 2003 would not have been significant.

     The Company's U.S. pension plans remain overfunded and the Company does not expect to make any net cash contributions in 2004.

     Total periodic cost for pension benefits and other postretirement benefits:

                                            DEFINED BENEFIT      OTHER POSTRETIREMENT
                                             PENSION PLANS           BENEFIT PLANS
                                         ---------------------   ---------------------
                                                    YEAR ENDED NOVEMBER 30,
                                         ---------------------------------------------
                                         2003    2002    2001    2003    2002    2001
                                         -----   -----   -----   -----   -----   -----
                                                     (DOLLARS IN MILLIONS)
Service cost for benefits earned during
  the year.............................  $  15   $  12   $  15   $   1   $   1   $   1
Interest cost on benefit obligation....    112     118     136      13      14      15
Assumed return on plan assets(1).......   (147)   (162)   (188)     --      --      --
Amortization of unrecognized amounts...     14     (13)    (41)     (4)     (5)     (9)
Special events(2)......................     --      --      62      --      --       2
Curtailment effects....................     --      --      (5)     --      --     (23)
                                         -----   -----   -----   -----   -----   -----
Net periodic benefit (income) cost.....  $  (6)  $ (45)  $ (21)  $  10   $  10   $ (14)
                                         =====   =====   =====   =====   =====   =====

---------------

(1) Actual returns on plan assets were a gain of $161 million in 2003, a loss of $98 million in 2002 and a loss of $164 million in 2001.

(2) Includes special termination benefits totaling $10 million in 2001 related to the corporate headquarters restructuring program.

     The market-related value of plan assets is smoothed over a three-year period to determine the expected return-on-assets component of annual net pension costs. This methodology results in a calculated market-related value of plan assets that is close to current value, while still mitigating the effects of short-term market fluctuations. Unrecognized gains and losses are primarily a result of the disparity between actual and expected investment returns on pension plan assets and changes in the discount rate used to calculate the discounted cash flows for both pension and postretirement benefit costs. These unrecognized gains and losses are amortized over a five year period.

b.  DEFINED CONTRIBUTION PENSION PLANS

     The Company sponsors a number of defined contribution pension plans. Participation in these plans is available to substantially all U.S. employees. Company contributions to these plans generally are based on a percentage of employee contributions. The cost of these plans was $7 million in 2003, $7 million in 2002 and $9 million in 2001. The Company's contribution to the plans is invested entirely in the GenCorp Stock Fund, and may be funded with cash or shares of GenCorp common stock. Beginning in 2004, most participants will be allowed to diversify their investments in GenCorp stock to other investment alternatives offered in the Plans.

c.  POSTEMPLOYMENT BENEFITS

     The Company provides certain postemployment benefits to its employees. Such benefits include disability-related and workers' compensation benefits and severance payments for certain employees. The Company accrues for the cost of such benefit expenses once an appropriate triggering event has occurred.

11.  COMMITMENTS AND CONTINGENCIES

a.  LEASE COMMITMENTS

     The Company and its subsidiaries lease certain facilities, machinery and equipment and office buildings under long-term, non-cancelable operating leases. The leases generally provide for renewal options ranging from five to fifteen years and require the Company to pay for utilities, insurance, taxes and maintenance. Rent expense was $13 million in 2003, $10 million in 2002 and $8 million in 2001. The Company also leases certain surplus facilities to third parties. The Company recorded lease revenue of $6 million in 2003, 2002 and 2001 related to these arrangements which have been included in net sales. The future minimum rental commitments under all non-cancelable operating leases and lease revenue in effect as of November 30, 2003 were as follows:

                                                              FUTURE MINIMUM      LEASE
                                                            RENTAL COMMITMENTS   REVENUE
                                                            ------------------   -------
                                                               (DOLLARS IN MILLIONS)
2004......................................................         $11             $ 4
2005......................................................          10               5
2006......................................................           8               5
2007......................................................           6               4
2008......................................................           5               1
Thereafter................................................          27              --
                                                                   ---             ---
                                                                   $67             $19
                                                                   ===             ===

b.  LEGAL PROCEEDINGS

     From time to time, GenCorp and its subsidiaries are subject to legal proceedings, including litigation in federal and state courts, which arise out of, and are incidental to, the ordinary course of business. The Company is also subject to governmental investigations by state and federal agencies. While the Company cannot predict the outcome of such proceedings with any degree of certainty, the potential liabilities that may result could have a material adverse effect on its financial position or the results of operations.

Groundwater Cases

     Along with other industrial Potentially Responsible Parties (PRPs) and area water purveyors, Aerojet was sued in three cases by approximately 500 individual plaintiffs residing in the vicinity of Aerojet's facilities near Sacramento, California (the Sacramento cases). The Sacramento Court, through the initial pleading stage has reduced the amount of the plaintiffs in the Sacramento cases to approximately 300. Aerojet was sued in 14 cases by approximately 1,100 individual plaintiffs residing in the vicinity of Aerojet's former facility in Azusa, California (the San Gabriel Valley cases). In the San Gabriel Valley cases, the number of plaintiffs has been reduced to approximately 500. The individual plaintiffs in each of the Sacramento cases and the San Gabriel Valley cases generally seek damages for illness (in some cases death) and economic injury allegedly caused by their ingestion of groundwater contaminated or served by defendants, without specifying actual damages. Aerojet and other industrial defendants involved in the cases are required to carry on certain investigations by order of the U.S. Environmental Protection Agency (EPA) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and the Resource Conservation and Recovery Act (RCRA).

     The San Gabriel Valley cases, coordinated for trial in Los Angeles, California, are proceeding under two master complaints and pretrial discovery is in process. The trial court has ruled that regulated water entity defendants will only be held accountable based on quantitative or numerical standards such as "maximum contaminant levels" (MCL) or "action levels." The trial court also ruled that a single exceedance of a numerical standard does not constitute a violation. Rather, a violation requires a "failure to comply with the regulatory scheme, and not merely by exceedances of the MCL." Thus, an exceedance of an action level, by itself, does not give rise to a cause of action. Plaintiffs have sought to overturn these rulings, but a final determination has not yet been made. The next step in these cases will be proceedings regarding whether any of the Public Utility Commission regulated water entity defendants served water in violation of the state and federal standards. If it is determined that the regulated water purveyors served water not in violation of drinking water standards, the regulated water purveyor defendants will be dismissed from the litigation, potentially leaving the Company and other industrial defendants that are not regulated water purveyors as the remaining party-defendants to assert their defenses. At present, approximately 162 of the remaining approximately 500 San Gabriel Valley plaintiffs are subject to early trial -- most likely in 2005. Aerojet has notified its insurers, retained outside counsel and is vigorously defending the actions.

     The long-standing stay in the Sacramento cases has been lifted and discovery will commence in earnest in 2004. Trial has been set for April 2005. Aerojet has retained outside counsel and is vigorously defending these actions.

McDonnell Douglas Environmental Remediation Cost Recovery Dispute

     Aerojet and McDonnell Douglas Corporation (MDC), an operating unit of The Boeing Company, are engaged in a dispute in the U.S. District Court for the Eastern District of California regarding the final allocation of liability for the environmental contamination of the Inactive Rancho Cordova Test Site (IRCTS). In 1961, IRCTS was transferred by Aerojet to a predecessor of MDC and was subsequently reacquired by Aerojet in 1984. An initial federal lawsuit filed by Aerojet against MDC in 1994 was settled in 1999 (1999 Settlement Agreement). Pursuant to the 1999 Settlement Agreement, Aerojet agreed to participate with MDC in the interim funding of certain remediation efforts at IRCTS, subject to a final cost allocation.

     In 2001, a disagreement between Aerojet and MDC arose regarding the interpretation of the 1999 Settlement Agreement. In December 2001, MDC filed a second lawsuit in federal court alleging that Aerojet breached the 1999 Settlement Agreement, McDonnell Douglas Corporation v. Aerojet-General Corporation, Case No. CIV-01-2245, U.S. District Court, E.D. CA. Under that lawsuit, MDC sought to have Aerojet bear a 50 percent interim share (rather than the 10 percent interim share accepted by Aerojet) of the costs of investigating and remediating offsite perchlorate groundwater contamination, allegedly associated with activities on IRCTS.

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

Air Pollution Toxic Tort Cases

     Aerojet and several other defendants have been sued by private homeowners residing in the vicinity of Chino and Chino Hills, California. The cases have been consolidated and are pending in the U.S. District Court for the Central District of California -- Baier, et al. v. Aerojet-General Corporation, et al., Case No. EDCV 00 618VAP (RNBx) CA; Kerr, et al. v. Aerojet-General Corporation, Case No. EDCV 01-19VAP (SGLx); and Taylor, et al. v. Aerojet-General Corporation, et al., Case No. EDCV 01-106 VAP (RNBx). Plaintiffs generally allege that defendants released hazardous chemicals into the air at their manufacturing facilities, which allegedly caused illness, death, and economic injury. Various motions have reduced the number of plaintiffs from 80 to 49. Discovery is proceeding in the cases. Trial is likely to be scheduled for 2005. Aerojet has notified its insurers and is vigorously defending the actions.

Water Entity Cases

     In October 1999 Aerojet was sued by American States Water Company (ASWC), a local water purveyor, for damages, including unspecified past costs, future damages and replacement water for contaminated drinking water wells near Aerojet's Sacramento site's manufacturing facility. American States Water Company, et al. v.

Aerojet-General Corporation, et al., Case No. 99AS05949, Sacramento County Superior Court. Weeks before the scheduled trial, Aerojet and ASWC initiated mediation to resolve the dispute. As a result, Aerojet and ASWC have entered into a Memorandum of Understanding (MOU) to settle this matter. The settlement agreement has not yet been finalized, but the trial court has ruled that the MOU is binding. The trial date was vacated. Any disputes arising in subsequent negotiations with respect to the settlement agreement are to be resolved by arbitration subject to the continuing jurisdiction of the trial court for enforcement or ancillary purposes.

     Aerojet's recent agreement with the Sacramento County Water Agency (the County) in which Aerojet agreed to transfer all of its remediated groundwater to the County is anticipated to satisfy Aerojet's water replacement obligations in eastern Sacramento County. Subject to various provisions of the County agreement, including approval under California Environmental Quality Act, the County will assume Aerojet's responsibility for providing replacement water to ASWC and other impacted water purveyors up to the amount of remediated water Aerojet transfers to the County. Aerojet has also agreed to pay the County approximately $13 million over several years toward the cost of constructing a replacement water supply project. If the amount of Aerojet's transferred water is in excess of the replacement water provided to the impacted water purveyors, the County has committed to make such water available for the development of Aerojet's land in an amount equal to the excess.

     In October 2002, Aerojet, along with approximately 65 other individual and corporate defendants, was served with four civil suits filed in the U.S. District Court for the Central District of California that seek recovery of costs allegedly incurred in response to the contamination present at the South El Monte Operable Unit (SEMOU) of the San Gabriel Valley Superfund site. The cases are denominated as follows: The City of Monterey Park v. Aerojet-General Corporation, et al., (CV-02-5909 ABC (RCx)); San Gabriel Basin Water Quality Authority v. Aerojet-General Corporation, et al., (CV-02-4565 ABC (RCx)); San Gabriel Valley Water Company v. Aerojet-General Corporation, et al., (CV-02-6346 ABC (RCx)) and Southern California Water Company v. Aerojet-General Corporation, et al., (CV-02-6340 ABC (RCx)). The cases have been coordinated for ease of administration by the court. The plaintiffs' claims are based upon allegations of discharges from a former site in the El Monte area, as more fully discussed below under the headings "San Gabriel Valley Basin, California -- South El Monte Operable Unit." Aerojet is vigorously defending the actions as its investigations do not identify a credible connection between the contaminants identified by the water entities in the SEMOU and those detected at Aerojet's former facility located in El Monte, California, near the SEMOU (East Flair Drive site). Aerojet has notified its insurers of these claims. Discovery is ongoing and a trial is likely to be scheduled for early 2005. The EPA has retained the services of a professional mediator to assist the recipients of its Unilateral Administrative Order (UAO) for groundwater investigation and remediation to form a group and negotiate with the EPA and the water entities. The cost estimates to implement projects under the UAO prepared by EPA and the water entities range from $77 million to $127 million.

Wotus, et al. v. GenCorp Inc. and OMNOVA Solutions Inc.

     In October 2000, a group of hourly retirees filed a federal lawsuit against GenCorp and OMNOVA Solutions Inc. (OMNOVA) disputing certain retiree medical benefits. Wotus, et al. v. GenCorp Inc., et al., U.S.D.C., N.D. OH (Cleveland,
OH), Case No. 5:00-CV-2604. The retirees seek rescission of the then current Hourly Retiree Medical Plan established in the Spring of 1994, and the reinstatement of the prior plan terms. The crux of the dispute relates to union and GenCorp negotiated modifications to retiree benefits that, in exchange for other consideration, now require retirees to make benefit contributions as a result of caps on Company-paid retiree medical costs implemented in late 1993. A retiree's failure to pay contributions results in a termination of benefits.

     The plaintiffs consist of four hourly retirees from the Jeannette, Pennsylvania facility of OMNOVA, the company spun-off from GenCorp on October 1, 1999, two hourly retirees from OMNOVA's former Newcomerstown, Ohio facility, and three hourly retirees from GenCorp's former tire plants in Akron, Ohio; Mayfield, Kentucky; and Waco, Texas. The plaintiffs sought class certification seeking to represent all eligible hourly retirees formerly represented by the unions URW or USWA. The unions, however, are not party to the suit and have agreed not to support such litigation pursuant to an agreement negotiated with GenCorp. In December 2003, the trial court denied plaintiffs' motion for class action certification. The plaintiffs have filed a motion asking the trial court to reconsider its order denying class certification. That motion was denied by the court. GenCorp prevailed in similar litigation filed in 1995 involving salaried employees and arising at its Wabash, Indiana location. Divine, et al. v. GenCorp Inc., U.S.D.C., N.D. IN (South Bend, IN), Case No. 96-CV-0394-AS. Extensive discovery occurred in this case throughout most of 2003. GenCorp has given notice to its insurance carriers and is vigorously defending these claims. A trial in the Ohio federal court is not expected until sometime after the summer in 2005.

     OMNOVA has requested defense and indemnification from GenCorp regarding this matter. GenCorp has denied this request and the party-defendants are now engaged in alternative dispute resolution proceedings as required pursuant to the GenCorp-OMNOVA spin-off in 1999.

     The arbitration is proceeding before an arbitrator. The parties are currently engaged in discovery proceedings, including depositions. In the trial court, OMNOVA Solutions has filed a motion to be dismissed alleging that it is "not a party" to the agreements giving rise to the dispute. GenCorp intends to file a motion seeking a stay of the trial proceedings until the arbitration of Omnova's indemnification claim is resolved, or in the alternative, to allow GenCorp to file a cross-claim against OMNOVA. The parties currently are conducting discovery and it is anticipated that the arbitration will be decided in the spring of 2004.

GenCorp Inc. v. Olin Corporation

     In August 1991, Olin Corporation (Olin) advised GenCorp that under a 1962 manufacturing agreement with Olin (the 1962 Agreement), it believed GenCorp to be jointly and severally liable for certain Superfund remediation costs, estimated by Olin to be $70 million. The costs are associated with a former Olin manufacturing facility and its waste disposal sites in Ashtabula County, Ohio. In 1993, GenCorp sought a declaratory judgment in federal court (the Ohio Court) that the Company is not responsible for such environmental remediation costs. GenCorp Inc. v. Olin Corporation, Case No. 5:93CV2269, U.S. District Court, N.D. Ohio. Olin counterclaimed seeking a judgment that GenCorp is liable for a share of remediation costs. GenCorp argued that it was not derivatively or directly liable as an arranger for disposal of waste at the Big D site, both as a matter of fact and law. As a defense to Olin's counterclaim, GenCorp asserted that under the terms of the 1962 Agreement, Olin had a contractual obligation to insure against environmental and other risks and that its failure to protect such insurance payments under these policies precluded Olin from recovery against GenCorp for these remediation costs. Further, GenCorp claims that any failure on Olin's part to comply with the terms of such insurance policies would result in GenCorp being entitled to breach of contract remedies resulting in a reduction in any CERCLA liability amounts determined to be owed to Olin that would have otherwise been recovered from Olin's insurance carriers (the Reduction Claims).

     In 1999, the Ohio Court rendered an interim decision on CERCLA liability. The Ohio Court found GenCorp 30 percent liable and Olin 70 percent liable for remediation costs at "Big D Campground" landfill (the Big D site). The Ohio Court also found GenCorp 40 percent liable and Olin 60 percent liable for remediation costs, including costs for off-site disposal (other than the Big D site) and costs attributable to contamination at the Olin TDI facility, a plant built and operated by Olin on GenCorp property near the Big D site. However, the trial court did not rule on GenCorp's reduction claims and determined it would hold these claims in abeyance.

     In a related case, on August 27, 2002, the U.S. District Court for the Southern District of New York (the NY Court) ruled that Olin failed to protect its right to payments under its insurance policies for the Big D site. The NY Court based its ruling on the fact that Olin had failed to timely notify its insurance carriers of its claims. Given Olin's contractual obligations and the NY Court's finding that Olin failed to give proper notice of a claim under these insurance policies, management could not then, or at this time, estimate the possible amount of liability arising from this case, if any.

     Olin appealed the NY Court's ruling to the Second Circuit Court of Appeals. In November 2003, the Second Circuit Court of Appeals vacated the NY Court's decision with respect to Olin's excess insurance carriers. While the appeals court upheld the dismissal as to the primary carriers, it held the trial court failed to make a record sufficient to dismiss the excess carriers. Thus, the court returned the case to the NY Court for further proceedings holding that the decision could not be upheld on the basis of the facts as outlined in the NY Court's decision. On further review, the NY Court may still decide that Olin's notice to the excess insurance carriers remains untimely or could decide it was timely. If the NY Court decides Olin's notice was untimely, the Ohio Court could rule in GenCorp Inc. v. Olin Corporation that Olin's late notice constituted a breach of its obligation under the 1962 Agreement to protect the insurance; or it could conclude that Olin's conduct does not support GenCorp's Reduction Claims and thus does not reduce GenCorp's liability. If the Ohio Court rules that Olin's late notice is a breach of the 1962 Agreement, then it must determine the damages suffered by GenCorp as a result of the breach. GenCorp has argued that the proper measure of damages is the coverage limits of the policies that Olin forfeited -- an amount in this case that is more than sufficient to cover GenCorp's entire liability.

     Nonetheless, on November 21, 2002, the Ohio Court issued a memorandum opinion and judgment entering "final" judgment in favor of Olin in the amount of approximately $19 million plus prejudgment interest in the amount of approximately $10 million. At that time, the Ohio Court did not decide GenCorp's Reduction Claims against Olin. The Ohio Court held that GenCorp's Reduction Claims "are held in abeyance pending the resolution of [Olin's] appeal in the New York insurance litigation."

     On January 22, 2003, the Ohio Court issued a judgment order stating the case was "terminated" on the Ohio Court's docket. However, in its memorandum opinion and order of the same date, the Ohio Court stated "[w]hether there was an insurable event upon which Olin would have been entitled to recovery had it provided its insurers with timely notice... and... whether GenCorp is entitled to credit based upon Olin's omission which foreclosed insurance recovery for Big D, remain unresolved." Management believes that GenCorp's recovery on its Reduction Claims could range from a nominal amount to an amount sufficient to reduce the judgment against GenCorp in its entirety.

     The Company has appealed its CERCLA contribution liability to the Sixth Circuit Court of Appeals (the Court of Appeals). GenCorp Inc. v. Olin Corporation, Docket Nos. 03-3019; 03-3211, United States Court of Appeals for the Sixth Circuit. The Company believes that it is not directly or indirectly liable as an arranger for Olin's waste disposal at the Big D site and that it did not either actively control Olin's waste disposal choices or operate the plant on a day-to-day basis. Management believes it will prevail on appeal. The parties have submitted their briefs to the Court of Appeals and have requested oral argument, which is expected to be set, if granted, during the spring or summer of 2004 and judgment appeals court to follow in late 2004 or 2005.

     GenCorp's Reduction Claims portion of the case is on hold pending final resolution of the NY Court's determination as to whether Olin's notice to its insurance carriers was or was not timely. Irrespective of the outcome of its appeal, the Company believes it has contractual protection against Olin's claims by virtue of Olin's obligations to procure and protect insurance. The Ohio Court had previously stated that pursuant to the terms of the 1962 Agreement, it was Olin's contractual obligation to obtain insurance coverage and the evidence adduced during the litigation showed that Olin had in place insurance coverage during the period in question in the amount of $40 million to $50 million.

     In summary, while the Ohio Court has found the Company liable to Olin for a CERCLA contribution payment, the Company has concluded it is not appropriate to accrue any additional amount related to that finding because: (a) the Company previously accrued the entire amount of its estimated potential liability for contamination at the Olin TDI facility and related offsite contamination, except for disposal at the Big D site; (b) the Company believes it will prevail on appeal on the basis that it is not derivatively or directly liable as an arranger for disposal at the Big D site, both as a matter of fact and law; and
(c) irrespective of whether, upon exhausting all avenues of appeal, there is a finding of CERCLA liability, the Company believes that: (i) if Olin prevails in its appeal of the NY Court ruling, the Company will ultimately benefit from available insurance proceeds and may make no payment to Olin; or (ii) if Olin fails in its appeal, that Olin's breach of its contractual obligations to provide insurance will result in a reduction in, or elimination of, some or all of such liability. In any event, the possible amount of additional liability arising from this case or any reduction in GenCorp's liability, if any, cannot be established at this time.

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

     Since the mid-1990's, GenCorp has been named in 33 toxic tort cases involving alleged exposure to VC. With the exception of one case brought by the family of a former Ashtabula employee, GenCorp is alleged to be a "supplier/manufacturer" of PVC and/or a civil co-conspirator with other VC and PVC manufacturers. Plaintiffs generally allege that GenCorp suppressed information about the carcinogenic risk of VC to industry workers, and placed VC or PVC into commerce without sufficient warnings. Of these 33 cases, 15 have been settled or dismissed on terms favorable to the Company, including the case where GenCorp was the employer. During 2003, one case was dismissed against GenCorp and other alleged co-conspirators because the plaintiff could not establish any evidence of fraud or conspiracy to commit fraud, and since the case is still pending against the VC suppliers no appeal has been taken. Another case was dismissed in 2003 on statute of limitations grounds and the appeal by the plaintiff in that case was later dismissed.

     Of the 18 currently pending cases (one of the cases pending against the Company as of November 30, 2003 was dismissed on December 1, 2003), there are two cases which allege VC exposure through various aerosol consumer products. In these cases, VC is alleged to have been used as an aerosol propellant during the 1960's, and the suits name numerous consumer product manufacturers, in addition to more than 30 chemical manufacturers. GenCorp used VC internally, but never supplied VC for aerosol or any other use. The other 16 cases involve employees at VC or PVC facilities which had no connection to GenCorp, one of which is a class action seeking a medical monitoring program for former employees at a PVC facility in New Jersey. The complaints in each of these cases assert GenCorp's involvement in the alleged conspiracy stems from GenCorp's membership in trade associations. Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued for such contingencies. GenCorp is vigorously defending against all claims in these cases.

Asbestos Litigation

     Over the years, both GenCorp and Aerojet have from time to time been named as defendants in lawsuits alleging personal injury or death due to exposure to asbestos in building materials or in manufacturing operations. The majority have been filed in Madison County, Illinois and San Francisco, California. Since 1998, more than 80 of these asbestos lawsuits have been resolved, with the majority being dismissed and many being settled for less than $40 thousand each. As of November 30, 2003, there were 42 asbestos cases pending, including the Goede case, which is on appeal.

     In November 2002, a jury verdict against Aerojet in the amount of approximately $5 million in the Circuit Court of the City of St. Louis, Missouri, led to a judgment of approximately $2 million after setoff based on plaintiffs' settlements with other defendants, which the Company has accrued. Goede et al. v. A. W. Chesterton Inc. et al., Case No. 012-9428, Circuit Court, City of St. Louis, MO. The $3 million setoff was based on plaintiffs' settlements with other defendants. Post-trial motions filed by Aerojet and the plaintiffs were denied by the trial court. Aerojet has appealed and is asking the appellate court to vacate the judgment and order a new trial based on, among other things, the trial court's actions during trial that denied Aerojet the opportunity to introduce testimony from certain witnesses and to introduce certain evidence at trial. The appellate court heard oral arguments on December 9, 2003. A ruling is expected in early 2004.

     Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions), filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued for such contingencies.

Other Legal Matters

     The Company and its subsidiaries are subject to other legal actions, governmental investigations and proceedings relating to a wide range of matters in addition to those discussed above. While there can be no certainty regarding the outcome of any litigation, investigation or proceeding, in the opinion of the Company's management, after reviewing the information that is currently available with respect to such matters, any liability that may ultimately be incurred with respect to these matters is not expected to materially affect the consolidated financial condition of the Company. The effect of the resolution of these matters on the Company's financial condition and results of operations, the Company's liquidity and available financial resources cannot be predicted because any such effect depends on both future results of operations, liquidity position and available financial resources, and the amount and timing of the resolution of such matters. In addition, it is possible that amounts could be significant in any particular reporting period.

c.  ENVIRONMENTAL MATTERS

  Sacramento, California

     In 1989, a federal district court in California approved a Partial Consent Decree (Decree) requiring Aerojet to conduct a Remedial Investigation/Feasibility Study (RI/FS) of Aerojet's Sacramento site. The Decree required Aerojet to prepare a RI/FS report on specific environmental conditions present at the site and alternatives available to remediate such conditions. Aerojet also is required to pay for certain governmental oversight costs associated with Decree compliance. Beginning in the mid 1990's, the State of California expanded its surveillance of perchlorate and nitrosodimethylamine
(NDMA). Under the RI/FS, traces of these chemicals were detected using new testing protocols in public water supply wells near Aerojet's Sacramento site.

     Aerojet has substantially completed its efforts under the Decree to determine the nature and extent of contamination at the Sacramento site. Aerojet has preliminarily identified the technologies that will likely be used to remediate the site and has estimated costs using generic remedial costs from Superfund remediation databases. Aerojet will continue to conduct feasibility studies to refine technical approaches and costs to remediate the site. The remediation costs are principally for design, construction, enhancement and operation of groundwater and soil treatment facilities, ongoing project management and regulatory oversight, and are expected to be incurred over a period of approximately 15 years. Aerojet is also addressing groundwater contamination both on and off its facilities through the development of operable unit feasibility studies. On August 19, 2002, the U.S. Environmental Protection Agency (EPA) issued an administrative order requiring Aerojet to implement the EPA approved remedial action for the Western Groundwater Operable Unit. A nearly identical order was issued by the California Regional Water Quality Control Board, Central Valley (Central Valley RWQCB). A discussion of Aerojet's efforts to estimate these costs is contained below under the heading "Environmental Reserves and Estimated Recoveries."

     On April 15, 2002, the United States District Court approved and entered a Stipulation and Order Modifying the Partial Consent Decree (Stipulation and Order). Among other things, the Stipulation and Order removed approximately 2,600 acres of Aerojet's property from the requirements of the Decree and from the Superfund site designation, enabling the Company to put the 2,600 acres to more productive use. The Stipulation and Order (i) requires GenCorp to provide a guarantee of up to $75 million (in addition to a prior $20 million guarantee) to assure that remediation activities at the Sacramento site are fully funded; (ii) requires Aerojet to provide a short-term and long-term plan to replace lost water supplies; and (iii) divides the Superfund site into "Operable Units" to allow Aerojet and the regulatory agencies to more efficiently address and restore priority areas. For the first three years of the Stipulation and Order, the new guarantee is partially offset by financial assurances provided in conjunction with the Baldwin Park Operable Unit (BPOU) agreement (discussed below). Obligations under the $75 million aggregate guarantee are limited to $10 million in any year. Both the $75 million aggregate guarantee and the $10 million annual limitation are subject to adjustment annually for inflation.

     On August 27, 2003, Aerojet entered into an agreement with the Sacramento County Water Agency (the County) whereby it agreed to transfer all of its remediated groundwater to the County. Subject to various provisions of the County agreement including approval under California Environmental Quality Act, the County will assume responsibility for providing replacement water to ASWC and other impacted water purveyors up to the amount of remediated water Aerojet transfers to the County. Aerojet has also agreed to pay to the County approximately $13 million over several years toward the cost of constructing a replacement water supply project. If the amount of Aerojet's transferred water is in excess of the replacement water provided to the impacted water purveyors, the County has committed to make water available for the development of Aerojet's land in an amount equal to the excess. In December 2003 and January 2004, Aerojet entered into certain agreements with ASWC which, when combined with Aerojet's agreement with the County are anticipated to satisfy Aerojet's obligations under EPA and RWQCB Orders to provide replacement water in eastern Sacramento County.

     Aerojet leased a portion of the Sacramento site to Douglas Aircraft for rocket assembly and testing from 1957 to 1961 and sold approximately 3,800 acres, including the formerly leased portion, to Douglas Aircraft in 1961. Aerojet reacquired the property known as IRCTS from MDC, the successor to Douglas Aircraft and now an operating unit of The Boeing Company, in 1984. Both MDC and Aerojet were ordered to investigate and remediate environmental contamination by certain orders issued in 1991 and 1994 by the California Department of Toxic Substance Control (DTSC) and a similar 1997 order of the Central Valley RWQCB. Aerojet filed suit against MDC to recover costs Aerojet incurred resulting from compliance with the orders. Aerojet-General Corporation
v. McDonnell Douglas Corporation, et al., Case No. CVS 94-1862 WBS JFM. In 1999, Aerojet and MDC entered into a settlement agreement to allocate responsibility for a portion of the costs incurred under the orders and to negotiate responsibility for the remaining costs. On December 7, 2001, MDC brought suit against Aerojet in the U.S. District Court for the Eastern District of California alleging breach of the settlement agreement and seeking specific performance and declaratory relief. McDonnell Douglas Corporation v. Aerojet-General Corporation, Civ.S-01-2245. The alleged breach involves interpretation of the 1999 settlement agreement and subsequent cost sharing agreement between MDC and Aerojet pertaining to contribution by each company toward investigation and remediation costs ordered by the DTSC and the Central Valley RWQCB. DTSC and the Central Valley RWQCB issued their orders alleging both companies were responsible for environmental contamination allegedly existing at and migrating onto and from the IRCTS site.

     In November 2002, Aerojet and MDC entered into discussions to settle the second lawsuit by renegotiating the temporary allocation of certain costs associated with the environmental contamination at IRCTS. The parties reached an agreement in principle to settle the allocation dispute relating to costs associated with the environmental contamination at IRCTS. However, a formal and complete written agreement resolving the dispute has not yet been executed.

     The California Department of Toxic Substances (DTSC), through the Attorney General's Office, recently proposed certain penalties against the Company relating to its findings in connection with audits for 2000, 2002 and 2003 at the Company's Sacramento, California facility. The Company is currently discussing such penalties with the Attorney General's Office and expects to reach a settlement on such matters in the near future.

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

     Following extended negotiations, Aerojet, along with seven other PRPs (the Cooperating Respondents) signed a Project Agreement in late March 2002 with Water Quality Authority, Watermaster, Valley County Water District, La Puente Valley Water District, San Gabriel Valley Water Company, Suburban Water Systems and California Domestic Water Company (the Water Entities). The Project Agreement became effective on May 9, 2002, following approval by a California Superior Court and the finalization of policy language on the $100 million Baldwin Park Operable Unit Manuscript Environmental Site Liability Policy from Chubb Custom Insurance Company covering certain Project risks.

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

     The Cooperating Respondents will also fund operation and maintenance of treatment facilities (not including ordinary operating expenses of the Water Entities, certain costs for replacement water that may be incurred by such Water Entities and related administrative costs, (O&M Costs)). The Cooperating Respondents are required to maintain sufficient financial assurance to cover the estimated O&M Costs for two years. Actual payments for O&M Costs would be made at the start of each three-month period to cover anticipated costs for the succeeding six-month period. When fully constructed, six treatment facilities will be treating in excess of 25,000 gallons per minute for the purposes of ROD implementation and providing a potable water supply. The Project Agreement has a term of 15 years. The Project Agreement also settles the past environmental claims of the Water Entities.

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

     A significant amount of public funding is available to offset project costs. To date, Congress has appropriated approximately $47 million (so called Title 16 or Dreier funds), which is potentially available for payment of project costs. All such funding will require Water Quality Authority (WQA) action to allocate funds to the project, which the WQA is currently considering. Approximately $28 million of the funding has been allocated to the project and additional funds may follow in later years.

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

     Also as part of the EIS sale to Northrop, Aerojet paid the EPA $9 million which was an amount to be offset against Aerojet's share of the EPA's total claimed past costs (EPA now claims past costs are approximately $28 million). A very substantial share of the EPA's past costs relate to the period prior to 1997 when the sole contamination being considered involved VOCs. Aerojet believes that it is responsible for less than 10 percent of these costs. Unresolved at this time is the issue of California's past costs which were last estimated at approximately $4 million.

     Aerojet intends to continue to defend itself vigorously to assure that it is appropriately treated with other PRPs and that costs of any remediation are properly allocated among all PRPs. Aerojet has notified its insurers and is pursuing claims under its insurance policies.

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

     On April 1, 2002, Aerojet received a special notice letter from the EPA (dated March 28, 2002) that requested Aerojet to enter into negotiations with the EPA regarding the performance of a remedial design and remedial action for the SEMOU. In light of this letter, Aerojet performed a limited site investigation of the East Flair Drive Site. The data collected and summarized in the Field Investigation Report showed that chemicals including TCE and PCE were present in the soil and groundwater at and near the East Flair Drive Site. The Field Investigation Report also showed that the hydraulic gradient at the East Flair Drive Site is oriented toward the northeast. This finding indicates that the site is not a likely source of contamination at the SEMOU, as the groundwater flow at the site is away from the SEMOU and not toward it. Given the data indicating that the East Flair Drive Site is not a source of the contamination at the SEMOU, Aerojet requested that the EPA reconsider its issuance of the SEMOU special notice letter.

     On August 29, 2003, the EPA issued a Unilateral Administrative Order (UAO) against Aerojet and approximately 40 other parties requiring them to conduct the remedial design and remedial action in the SEMOU. The impact of the UAO on the recipients is not clear as the remedy is already being implemented by the water entities.

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

     The EPA has retained the services of a professional mediator to assist the recipients of the UAO for groundwater investigation and remediation to form a group and negotiate with EPA and the water entities. The cost estimates to implement projects under the UAO prepared by the EPA and the water entities range from $77 - $127 million.

 Former Atlantic Research Corporation Sites

     In October 2003, Aerojet completed its acquisition of the propulsion business from ARC and thereby assumed existing leases on certain ARC operating facilities. Aerojet also purchased one ARC facility located in Orange County, Virginia. The leased facilities included ARC's main operating facility located in Camden, Arkansas, as well as production facilities in Clear Lake, Utah; Vernon, California; Niagara Falls, New York; and Westcott, United Kingdom. Aerojet also assumed leases of non-production sales and administrative office facilities in Gainesville, Virginia. Aerojet did not assume the lease on ARC's operating facility in Gainesville, Virginia. Some of such facilities have environmental contamination issues, but none of the sites are a listed federal "Superfund" site or are otherwise subject to any federal or state court orders regarding site remediation for which Aerojet is the respondent. The Camden facility is currently undergoing voluntary remediation.

     See also Environmental Reserves and Estimated Recoveries below.

 Other Sites

     The Company has studied remediation alternatives for its closed Lawrence, Massachusetts facility, which was primarily contaminated with PCBs, and has begun site remediation and off-site disposal of debris. As part of these remediation efforts, the Company is working with local, state and federal officials and regulatory agencies to return the property to a beneficial use. The time frame for the remediation and redevelopment project is currently estimated to range from two to three years.

     The Company is also currently involved, together with other companies, in approximately 26 other Superfund and non-Superfund remediation sites. In many instances, the Company's liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company's involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company's experience, interim and final allocations of liability costs are generally made based on relative contributions of waste. Based on the Company's previous experience, its allocated share has frequently been minimal, and in many instances, has been less than one percent. Also, the Company is seeking recovery of its costs from its insurers.

d.  ENVIRONMENTAL RESERVES AND ESTIMATED RECOVERIES

Reserves

     The Company continually reviews estimated future remediation costs that could be incurred by the Company which take into consideration the investigative work and analysis of the Company's engineers, and the advice of its legal staff regarding the status and anticipated results of various administrative and legal proceedings. In most cases only a range of reasonably possible costs can be estimated. In establishing the Company's reserves, the most probable estimated amount is used when determinable and the minimum is used when no single amount is more probable. The timing of payment for estimated future environmental costs is subject to variability and depends on the timing of regulatory approvals for planned remedies and the construction and completion of the remedies.

     During 2003 and 2002, the Company completed a review of estimated future environmental costs which incorporated, but was not limited to the following:
(i) status of work completed since the last estimate; (ii) expected cost savings related to the substitution of new remediation technology and to information not available previously; (iii) obligations for reimbursement of regulatory agency service costs; (iv) updated BPOU cost estimates; (v) costs of complying with the Western Groundwater Administrative Order, including replacement water and remediation upgrades at Aerojet's Sacramento site; (vi) estimated costs related to IRCTS and Aerojet's Sacramento site; (vii) new information related to the extent and location of previously unidentified contamination; and (viii) additional construction costs. The Company's review of estimated future remediation costs resulted in a net increase in the Company's environmental reserves of $12 million in 2003 and $107 million in 2002.

     The effect of the final resolution of environmental matters and the Company's obligations for environmental remediation and compliance cannot be accurately predicted due to the uncertainty concerning both the amount and timing of future expenditures and due to regulatory or technological changes. The Company believes, on the basis of presently available information, that the resolution of environmental matters and the Company's obligations for environmental remediation and compliance will not have a material adverse effect on the Company's results of operations, liquidity or financial condition. The Company will continue its efforts to mitigate past and future costs through pursuit of claims for recoveries from insurance coverage and other PRPs and continued investigation of new and more cost effective remediation alternatives and associated technologies.

     A summary of the Company's environmental reserve activity is shown below:

                        NOVEMBER 30,       2001       NOVEMBER 30,     2002          2002       NOVEMBER 30,     2003
                            2000       EXPENDITURES       2001       ADDITIONS   EXPENDITURES       2002       ADDITIONS
                        ------------   ------------   ------------   ---------   ------------   ------------   ---------
                                                             (DOLLARS IN MILLIONS)
Aerojet...............      $320           $(68)          $252         $107          $(41)          $318          $12
Other Sites...........        33             (6)            27           --            (5)            22           --
                            ----           ----           ----         ----          ----           ----          ---
Environmental
  Reserves............      $353           $(74)          $279         $107          $(46)          $340          $12
                            ====           ====           ====         ====          ====           ====          ===

                            2003       NOVEMBER 30,
                        EXPENDITURES       2003
                        ------------   ------------
                           (DOLLARS IN MILLIONS)
Aerojet...............      $(32)          $298
Other Sites...........        (5)            17
                            ----           ----
Environmental
  Reserves............      $(37)          $315
                            ====           ====

     As of November 30, 2003, the Aerojet reserves include $180 million for the Sacramento site and $108 million for BPOU. The reserves for other sites include $9 million for the Lawrence, Massachusetts site.

Estimated Recoveries

     On January 12, 1999, Aerojet and the U.S. government implemented the October 1997 Agreement in Principle (Global Settlement) resolving certain prior environmental and facility disagreements, with retroactive effect to December 1, 1998. The Global Settlement covered all environmental contamination at the Sacramento and Azusa sites. Under the Global Settlement, Aerojet and the U.S. government resolved disagreements about an appropriate cost-sharing ratio. The Global Settlement provides that the cost-sharing ratio will continue into the foreseeable future.

     Pursuant to the Global Settlement covering environmental costs associated with Aerojet's Sacramento site and its former Azusa site, the Company can recover up to 88 percent of its environmental remediation costs for these sites through the establishment of prices for Aerojet's products and services sold to the U.S. government. Allowable environmental costs are charged to these contracts as the costs are incurred. Aerojet's mix of contracts can affect the actual reimbursement made by the U.S. government. Because these costs are recovered through forward-pricing arrangements, the ability of Aerojet to continue recovering these costs from the U.S. government depends on Aerojet's sustained business volume under U.S. government contracts and programs and the relative size of Aerojet's commercial business.

     In conjunction with the sale of EIS, Aerojet entered into an agreement with Northrop whereby Aerojet will be reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement. Amounts reimbursed are subject to annual limitations, with excess amounts carrying over to subsequent periods, the total of which will not exceed $190 million over the term of the agreement, which ends in 2028. As of November 30, 2003, $168 million in potential future reimbursements was available over the remaining life of the agreement.

     As part of the acquisition of the ARC propulsion business, Aerojet entered into an agreement with ARC pursuant to which Aerojet is responsible for up to $20 million of costs (Pre-Close Environmental Costs) associated with environmental issues that arose prior to Aerojet's acquisition of the ARC propulsion business. Pursuant to a separate agreement with the U.S. government which was entered into prior to closing of the ARC acquisition, these Pre-Close Environmental Costs will be treated as allowable overhead costs combined with Aerojet's environmental costs under the Global Settlement, and will be recovered through the establishment of prices for Aerojet's products and services sold to the U.S. government. These costs will be allocated to all Aerojet operations (including the previously excluded Redmond, Washington operations) beginning in 2005.

     As a result of the ARC acquisition, Aerojet has signed a Memorandum of Understanding with the U.S. government agreeing to key assumptions and conditions that will preserve the original methodology to be used in recalculating the percentage split between Aerojet and Northrop. Aerojet presented a proposal to the U.S. government based on the Memorandum of Understanding and expects to complete an agreement in the near term.

     In conjunction with the review of its environmental reserves discussed above, the Company revised its estimate of costs that will be recovered under the Global Settlement based on business expected to be conducted under contracts with the U.S. government and its agencies in the future. The adjustments to the environmental remediation reserves and estimated future cost recoveries did not affect operating results in 2002 as the impact of increases to the reserves of $107 million was offset by increased estimated future recoveries. In 2003, due to the Global Settlement and Memorandum of Understanding with the government, both discussed above, which allow for costs to be allocated to all Aerojet operations beginning in 2005 and for a decrease of the costs allocated to Northrop annually, Aerojet increased its environmental reserves by $12 million and estimated recoveries by $13 million, which resulted in a $1 million gain in the Company's statement of operations.

e.  ARRANGEMENTS WITH OFF-BALANCE SHEET RISK

     As of November 30, 2003, obligations required to be disclosed in accordance with FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others consisted of:

     -- $55 million in outstanding commercial letters of credit expiring in 2004 and securing obligations for environmental remediation, insurance coverage and litigation.

     -- Up to $120 million aggregate in guarantees by GenCorp of Aerojet's obligations to government agencies for environmental remediation activities, subject to partial offsets for other financial assurances provided in conjunction with these obligations. (See Note 11(c).)

     -- $37 million in guarantees by GenCorp of bank loans and lines of credit of its subsidiaries.

     -- Guarantees, jointly and severally, by its material domestic subsidiaries, of GenCorp's obligations under its bank credit agreements and its $150 million Senior Subordinated Notes due August 2013 (see Note 8 and Note 16).

f.  CONCENTRATION OF CREDIT RISK

     The Company invests available cash in money market securities of various banks, commercial paper and asset-backed securities of various financial institutions, other companies with high credit ratings and securities backed by the U.S. government.

     As of November 30, 2003 and 2002, the amount of commercial receivables were $108 million and $111 million, respectively. Receivables for the GDX Automotive segment of $87 million as of November 30, 2003 and $84 million as of November 30, 2002, are due primarily from General Motors, the Ford Motor Company and Volkswagen. As of November 30, 2003 and 2002, the amount of U.S. government receivables, excluding receivables for environmental remediation recovery, was $68 million and $28 million, respectively. The Company's accounts receivables are generally unsecured and are not backed by collateral from its customers.

     As of November 30, 2003 and 2002, the U.S. government receivables include unbilled amounts of $21 million and $4 million, respectively, relating to long-term contracts. Such amounts are billed either upon delivery of completed units or settlements of contracts. The unbilled receivables amount as of November 30, 2003 is expected to be collected in years subsequent to 2004.

12.  SHAREHOLDERS' EQUITY

a.  PREFERENCE STOCK AND PREFERRED SHARE PURCHASE RIGHTS

     In January 1997, the Board of Directors extended for ten additional years GenCorp's Shareholder Rights Plan (Plan), as amended. When the Plan was originally adopted in 1987, the Directors declared a dividend of one Preferred Share Purchase Right (Right) on each outstanding share of common stock, payable to shareholders of record on February 27, 1987. Rights outstanding as of November 30, 2003 and 2002 totaled 44.1 million and 43.3 million, respectively. The Plan provides that under certain circumstances each Right will entitle shareholders to buy one one-hundredth of a share of a new Series A Cumulative Preference Stock at an exercise price of $100. The Rights are exercisable only if a person or group acquires 20 percent or more of GenCorp's common stock or announces a tender or exchange offer that will result in such person or group acquiring 30 percent or more of the common stock. GenCorp is entitled to redeem the Rights at two cents per Right at any time until ten days after a 20 percent position has been acquired (unless the Board elects to extend such time period, which in no event may exceed 30 days). If the Company is involved in certain transactions after the Rights become exercisable, a holder of Rights (other than Rights beneficially owned by a shareholder who has acquired 20 percent or more of GenCorp's common stock, which Rights become void) is entitled to buy a number of the acquiring company's common shares, or GenCorp's common stock, as the case may be, having a market value of twice the exercise price of each Right. A potential dilutive effect may exist upon the exercise of the Rights. The Rights under the extended Plan expire on February 18, 2007. Until a Right is exercised, the holder has no rights as a stockholder of the Company including, without limitation, the right to vote as a stockholder or to receive dividends.

     As of November 30, 2003, 1.5 million shares of $1.00 par value Series A Cumulative Preference Stock were reserved for issuance upon exercise of Preferred Share Purchase Rights.

b.  COMMON STOCK

     As of November 30, 2003, the Company had 150.0 million authorized shares of common stock, par value $0.10 per share (Common Stock), of which 44.3 million shares were issued, 43.8 million shares were outstanding and 16.8 million shares were reserved for future issuance for discretionary payments of the Company's portion of retirement savings plan contributions, exercise of stock options, payment of awards under stock-based compensation plans and conversion of the Company's Notes (See Notes 8(d) and 18).

     During the years ended November 30, 2003 and 2002, the Company paid quarterly dividends on its Common Stock of $0.03 per share (or $0.12 on an annual basis).

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

     The 1999 Plan also provides for grants of restricted stock. Grants to certain key employees of the Company were made under the plan with vesting either based upon the attainment of specified performance targets or after three years. Key employees of the Company were granted 239,000, 130,000 and 279,000 restricted shares in 2003, 2002 and 2001, respectively. Restricted shares granted in 2001 generally vest annually over a five-year period if the Company meets EPS growth targets as specified in the Plan. Restricted shares granted in 2002 vest based on stock performance or three years from date of grant. Restricted shares granted in 2003 generally vest annually over a three year period if the Company meets EPS targets set by the Organization & Compensation Committee of the Board. Unvested restricted shares are canceled upon the employee's termination of employment or if earnings or stock performance targets are not achieved. During 2003, 2002 and 2001, 33,500, 139,950 and 111,750
shares, respectively were canceled due to terminations. In 2003 and 2002, 17,900 and 66,550 shares, respectively were canceled because earnings targets were not achieved. The Organization & Compensation Committee of the Board has discretion over increasing or decreasing the actual number of shares to vest in any period.

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

     A summary of the Company's stock option activity, and related information for the years ended November 30 are as follows:

                                        2003                 2002                 2001
                                 ------------------   ------------------   ------------------
                                           WEIGHTED             WEIGHTED             WEIGHTED
                                  STOCK    AVERAGE     STOCK    AVERAGE     STOCK    AVERAGE
                                 OPTIONS   EXERCISE   OPTIONS   EXERCISE   OPTIONS   EXERCISE
                                 (000S)     PRICE     (000S)     PRICE     (000S)     PRICE
                                 -------   --------   -------   --------   -------   --------
Outstanding at beginning of
  year.........................   3,307     $10.72     3,512     $10.38     3,545     $ 9.96
Granted........................     477     $ 8.10       426     $12.06       769     $11.10
Exercised......................     (48)    $ 8.71      (226)    $ 8.36      (522)    $ 7.85
Forfeited/canceled.............    (225)    $10.46      (405)    $10.56      (280)    $11.49
                                  -----                -----                -----
Outstanding at end of year.....   3,511     $10.41     3,307     $10.72     3,512     $10.38
                                  =====                =====                =====
Exercisable at end of year.....   2,765     $10.56     2,451     $10.49     2,287     $10.37
                                  =====                =====                =====

     The weighted average grant-date fair value of stock options granted in 2003 was $3.37, $4.91 for stock options granted in 2002, and $4.01 for stock options granted in 2001.

     The following table summarizes the range of exercise prices and weighted-average exercise prices for options outstanding and exercisable as of November 30, 2003 under the Company's stock option plans:

                                            OUTSTANDING
                               -------------------------------------        EXERCISABLE
  YEAR IN                                                 WEIGHTED     ----------------------
WHICH STOCK                       STOCK      WEIGHTED     AVERAGE         STOCK      WEIGHTED
  OPTIONS                        OPTIONS     AVERAGE     REMAINING       OPTIONS     AVERAGE
   WERE         RANGE OF       OUTSTANDING   EXERCISE   CONTRACTUAL    EXERCISABLE   EXERCISE
  ISSUED     EXERCISE PRICES     (000S)       PRICE     LIFE (YEARS)     (000S)       PRICE
-----------  ---------------   -----------   --------   ------------   -----------   --------
   1994      $ 6.66-$ 7.26          167       $ 6.80        0.7             167       $ 6.80
   1995      $ 5.67-$ 5.94          152       $ 5.88        1.8             152       $ 5.88
   1996      $ 6.53-$ 8.91          147       $ 8.34        2.9             147       $ 8.34
   1997      $ 9.24-$15.64          492       $11.10        3.4             492       $11.10
   1998      $ 9.76-$16.06          355       $15.91        4.3             355       $15.91
   1999      $ 9.40-$13.59          456       $ 9.95        5.4             456       $ 9.95
   2000      $ 7.06-$10.13          419       $ 9.30        6.2             419       $ 9.30
   2001      $10.44-$13.10          505       $11.04        7.3             397       $10.96
   2002      $ 9.77-$15.43          374       $12.23        8.6             155       $11.93
   2003      $ 6.53-$ 9.29          444       $ 8.08        9.3              25       $ 7.73
                                  -----                                   -----
                                  3,511                                   2,765
                                  =====                                   =====

d.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES

     Comprehensive income (loss) encompasses net income and other comprehensive income items, which includes all other non-owner transactions and events that change shareholders' equity. The Company's other comprehensive loss includes the effects of foreign currency translation adjustments, changes in the fair value of certain derivative financial instruments and changes in the minimum funding liability for pension obligations.

     The components of other accumulated other comprehensive income (loss), net of the related income tax effects are presented in the following table:

                                        FOREIGN       MINIMUM       UNREALIZED     ACCUMULATED
                                       CURRENCY       PENSION      LOSS ON CASH       OTHER
                                      TRANSLATION    LIABILITY,     FLOW HEDGE    COMPREHENSIVE
                                      ADJUSTMENTS   NET OF TAXES    DERIVATIVE    INCOME (LOSS)
                                      -----------   ------------   ------------   -------------
                                                        (DOLLARS IN MILLIONS)
NOVEMBER 30, 2001...................     $(33)          $ (1)          $ --           $(34)
Change for period...................       22             (1)            --             21
                                         ----           ----           ----           ----
NOVEMBER 30, 2002...................      (11)            (2)            --            (13)
Change for period...................       46             --             (1)            45
                                         ----           ----           ----           ----
NOVEMBER 30, 2003...................     $ 35           $ (2)          $ (1)          $ 32
                                         ====           ====           ====           ====

13.  OPERATING SEGMENTS AND RELATED DISCLOSURES

     The Company's continuing operations are organized into four business segments based on different products and customer bases: Aerospace and Defense, GDX Automotive, Fine Chemicals and Real Estate. In the past, the results of the Company's real estate activities have been included in the Aerospace and Defense segment. However, the Company recently filed an application with the County of Sacramento for the development of approximately 1,400 acres of its Sacramento area land and the Company believes that this is an appropriate time to begin presenting Real Estate as a separate business segment in its financial reporting. Segment financial information for prior periods has been restated to reflect this change. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1).

     The Company evaluates its operating segments based on several factors, of which the primary financial measure is segment performance. Segment performance represents net sales from continuing operations less applicable costs, expenses and provisions for restructuring and unusual items relating to operations. Segment performance excludes corporate income and expenses, provisions for unusual items not related to the operations, interest expense, income taxes and minority interest. See Note 15 for a description of restructuring and unusual items by operating segment.

     Sales in 2003, 2002 and 2001 directly and indirectly to the U.S. government and its agencies (principally the DoD) totaled $264 million, $244 million and $574 million, respectively, and were generated by the Aerospace and Defense segment. Comparable amounts excluding EIS were $176 million in 2001. Sales to three individually significant customers comprised $229 million, $157 million and $170 million of GDX sales in 2003, $224 million, $183 million and $147 million in 2002, and $259 million, $188 million and $150 million in 2001. During 2003, the Company's Aerospace and Defense segment recorded intersegment sales of $5 million to the GDX Automotive segment. Profit on intersegment sales was not material.

     Selected financial information for each reportable segment is as follows:

                                                             YEAR ENDED NOVEMBER 30,
                                                             ------------------------
                                                              2003     2002     2001
                                                             ------   ------   ------
                                                              (DOLLARS IN MILLIONS)
NET SALES:
  Aerospace and Defense....................................  $  321   $  271   $  604
  GDX Automotive...........................................     786      806      808
  Fine Chemicals...........................................      58       52       38
  Real Estate..............................................      32        6       36
  Intersegment sales elimination...........................      (5)      --       --
                                                             ------   ------   ------
     Total.................................................  $1,192   $1,135   $1,486
                                                             ======   ======   ======
SEGMENT PERFORMANCE:
  Aerospace and Defense....................................  $   45   $   32   $    9
  Retirement benefit plan income...........................       3       24       48
  Unusual items, net.......................................      (5)     (12)     197
                                                             ------   ------   ------
     AEROSPACE AND DEFENSE TOTAL...........................      43       44      254
                                                             ------   ------   ------
  GDX Automotive...........................................      18       33      (15)
  Retirement benefit plan income (expense).................      (4)       5       11
  Asset impairment charges.................................      (6)      --       --
  Restructuring charges....................................      --       (2)     (29)
                                                             ------   ------   ------
     GDX AUTOMOTIVE TOTAL..................................       8       36      (33)
                                                             ------   ------   ------
  Fine Chemicals...........................................       8        3      (14)
  Retirement benefit plan expense..........................      --       --       --
  Restructuring charges....................................      --       --       (1)
                                                             ------   ------   ------
     FINE CHEMICALS TOTAL..................................       8        3      (15)
                                                             ------   ------   ------
     REAL ESTATE...........................................      23        3       26
                                                             ------   ------   ------
       TOTAL...............................................  $   82   $   86   $  232
                                                             ======   ======   ======

                                                             YEAR ENDED NOVEMBER 30,
                                                             ------------------------
                                                              2003     2002     2001
                                                             ------   ------   ------
                                                              (DOLLARS IN MILLIONS)
RECONCILIATION OF SEGMENT PERFORMANCE TO INCOME BEFORE
  INCOME TAXES:
Segment Performance........................................  $   82   $   86   $  232
  Interest expense.........................................     (28)     (16)     (33)
  Corporate retirement benefit plan income (expense).......      (3)       6       13
  Corporate and other expenses.............................     (34)     (31)     (17)
  Corporate restructuring charges..........................      --       --      (10)
  Corporate unusual items, net.............................      --       (3)       2
                                                             ------   ------   ------
     INCOME BEFORE INCOME TAXES............................  $   17   $   42   $  187
                                                             ======   ======   ======
  Aerospace and Defense....................................  $   11   $   14   $   20
  GDX Automotive...........................................      36       27       21
  Fine Chemicals...........................................       2        4        8
  Real Estate..............................................      --       --       --
  Corporate................................................      --       --       --
                                                             ------   ------   ------
     CAPITAL EXPENDITURES..................................  $   49   $   45   $   49
                                                             ======   ======   ======
  Aerospace and Defense....................................  $   22   $   17   $   26
  GDX Automotive...........................................      45       38       39
  Fine Chemicals...........................................       8        7        6
  Real Estate..............................................       1       --       --
  Corporate................................................       5        4        6
                                                             ------   ------   ------
     DEPRECIATION AND AMORTIZATION.........................  $   81   $   66   $   77
                                                             ======   ======   ======

                                                               AS OF NOVEMBER 30,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
Aerospace and Defense.......................................   $  955      $  754
GDX Automotive..............................................      577         539
Fine Chemicals..............................................      102         107
Real Estate.................................................       49          51
                                                               ------      ------
Identifiable assets.........................................    1,683       1,451
Corporate...................................................      224         185
                                                               ------      ------
  ASSETS....................................................   $1,907      $1,636
                                                               ======      ======
Aerospace and Defense.......................................    2,487       1,712
GDX Automotive..............................................    7,346       8,199
Fine Chemicals..............................................      144         146
Real Estate.................................................        7           5
Corporate...................................................       54          50
                                                               ------      ------
  EMPLOYEES (UNAUDITED).....................................   10,038      10,112
                                                               ======      ======

     The Company's operations are located primarily in North America and Europe. Inter-area sales are not significant to the total sales of any geographic area. Unusual items included in segment performance pertained only to the U.S.

     Geographic segment information is presented in the table below:

                                                             YEAR ENDED NOVEMBER 30,
                                                             ------------------------
                                                              2003     2002     2001
                                                             ------   ------   ------
                                                              (DOLLARS IN MILLIONS)
United States..............................................  $  611   $  605   $  979
Germany....................................................     233      225      210
Canada.....................................................     109      103      110
Spain......................................................      61       56       57
France.....................................................      57       58       62
U.S. export sales..........................................      69       48       34
Other......................................................      52       40       34
                                                             ------   ------   ------
  NET SALES................................................  $1,192   $1,135   $1,486
                                                             ======   ======   ======

                                                                  AS OF
                                                              NOVEMBER 30,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
                                                                (DOLLARS
                                                              IN MILLIONS)
United States...............................................  $339    $306
Germany.....................................................    96      84
Canada......................................................    23      21
Spain.......................................................    30      26
France......................................................    20      22
Other.......................................................    26      23
                                                              ----    ----
                                                               534     482
Corporate...................................................     1       1
                                                              ----    ----
  LONG-LIVED ASSETS.........................................  $535    $483
                                                              ====    ====

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                             THREE MONTHS ENDED
                                             --------------------------------------------------
                                             FEBRUARY 28    MAY 31    AUGUST 31    NOVEMBER 30
                                             ------------   -------   ----------   ------------
                                              (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
2003
Net sales..................................     $ 271        $ 315      $  283        $ 323
Cost of products sold......................     $ 228        $ 254      $  237        $ 260
Unusual items..............................        --           --      $    2        $   3
Income (loss) before income taxes..........     $   5        $  15      $   (7)       $   4
Net income (loss)..........................     $   3        $  10      $   (3)       $  12

Basic earnings (loss) per common share.....     $0.07        $0.22      $(0.07)       $0.27
Diluted earnings (loss) per common share...     $0.07        $0.21      $(0.07)       $0.25

2002
Net sales..................................     $ 249        $ 303      $  266        $ 317
Cost of products sold......................     $ 210        $ 244      $  216        $ 265
Unusual items..............................     $   2        $   7          --        $   6
Income before income taxes.................     $   5        $  10      $   12        $  15
Net income.................................     $   3        $   6      $    8        $  13

Basic earnings per common share............     $0.07        $0.14      $ 0.19        $0.30
Diluted earnings per common share..........     $0.07        $0.14      $ 0.19        $0.28

15.  RESTRUCTURING AND UNUSUAL ITEMS

     Restructuring actions taken by the Company are summarized as follows:

                                                                   YEAR ENDED
                                                                  NOVEMBER 30,
                                                              ---------------------
                                                              2003    2002    2001
                                                              -----   -----   -----
                                                              (DOLLARS IN MILLIONS)
GDX Automotive..............................................  $ --    $  2    $ 29
Fine Chemicals..............................................    --      --       1
Corporate Headquarters......................................    --      --      10
                                                              ----    ----    ----
  Restructuring expense.....................................  $ --    $  2    $ 40
                                                              ====    ====    ====

     In November 2003, the Company announced it was closing a GDX manufacturing facility in Chartres, France. The decision resulted primarily from declining sales volumes with French automobile manufacturers. The closure, which is scheduled to be completed during the second quarter of fiscal 2004, is expected to result in a 2004 pre-tax expense of $12 million to $22 million. After considering expected offsets for U.S. income tax benefits, the plan is not expected to result in a significant cash outlay. The Company has not yet recorded expenses associated with the employee transition component of the plan. Once an agreement has been reached with the approximate 260 employees affected by this plan, the Company will recognize the related costs in accordance with SFAS 146 Accounting for Costs Associated with Exit or Disposal Activities. In the fourth quarter of fiscal 2003, the Company recorded asset impairment charges in other income and expense of $6 million and also reduced net deferred tax assets by $3 million related to this plan. The Company accounted for these charges under SFAS 144 Accounting for the Impairment or Disposal of Long Lived Assets.

     In September 2002, the Company announced a restructuring in the GDX Automotive segment. The plan resulted in the closure of a plant in Germany and reduced staffing levels at the Farmington Hills, Michigan headquarters. A pre-tax charge for the $2 million cost of the restructuring was included in segment performance.

     In 2001, the Company implemented restructuring plans which included GDX, AFC and Corporate Headquarters. The GDX restructuring program and segment consolidation included the closure of the Marion, Indiana and Ballina, Ireland manufacturing facilities and resulted in the elimination of approximately 760 employee positions. The decision to close these facilities was precipitated by excess capacity and deterioration of performance and losses at these sites. The decision to close the Ballina, Ireland plant was also due to difficulty in retaining plant personnel in light of low unemployment levels in the region. Remaining programs from these facilities were transferred to other facilities. This restructuring program resulted in a pre-tax charge of $29 million. The restructuring program was substantially complete by the end of 2001. There was an additional restructuring program directed at the Draftex business, which resulted in the elimination of more than 500 employee positions, the cost of which was offset by an adjustment to goodwill. The restructuring plan implemented at AFC during 2001 included the elimination of 50 employee positions and resulted in a charge of $1 million. This program increased operational efficiency without reducing production capabilities. Also in 2001, the Company implemented a restructuring of its corporate headquarters. The restructuring included an early retirement program which was offered to certain eligible employees. The program resulted in a $10 million pre-tax charge to operations.

     Charges associated with unusual items are summarized as follows:

                                                               YEAR ENDED NOVEMBER 30,
                                                              -------------------------
                                                               2003     2002     2001
                                                              ------   ------   -------
                                                                (DOLLARS IN MILLIONS)
AEROSPACE AND DEFENSE:
  Unrecoverable portion of legal settlement with local water
     company................................................   $  5     $ --     $  --
  Write-off of the Redmond, Washington operations in-process
     research and development (Note 9)......................     --        6        --
  Aerojet sale of EIS business (Note 9).....................     --        6      (206)
  Tax-related (customer reimbursements of tax recoveries)...     --       --         9
                                                               ----     ----     -----
                                                                  5       12      (197)
CORPORATE HEADQUARTERS:
  Environmental remediation insurance cost recovery.........     --       --        (2)
  Reacquisition of AFC minority interest (Note 9)...........     --        2        --
  Write-off of bank fees for Term Loan C repayment..........     --        1        --
                                                               ----     ----     -----
                                                                 --        3        (2)
                                                               ----     ----     -----
     Net unusual expense (income)...........................   $  5     $ 15     $(199)
                                                               ====     ====     =====

     In 2003, Aerojet recorded unusual charges totaling $5 million representing the unrecoverable portion of an estimated legal settlement with a local water company related to contaminated wells. See Water Entity Cases in Note 11(b) for more information.

     In 2002, Aerojet charged $6 million to expense for acquired in-process research and development resulting from the acquisition of the Redmond, Washington operations. The charge is included as an unusual item in segment operating results. In 2002, Aerojet reached an agreement with Northrop on purchase price adjustments related to the sale of its EIS business whereby Aerojet reduced the purchase price by $6 million. The purchase price reduction is recorded as an expense in segment operating profit. Also in 2002, the Company reacquired the minority ownership interest in its AFC subsidiary and certain agreements between AFC and NextPharma were terminated, resulting in an expense of $2 million.

     In 2001, the Company recorded a gain of $206 million related to the sale of EIS to Northrop. The transaction is discussed above under the discussion of results of operations for the Aerospace and Defense segment. Also in 2001, the Company settled outstanding claims with the Internal Revenue Service and the State of California. The benefit of the tax refunds, $13 million on an after-tax basis, was recorded in the income tax provision. The portion of the tax refunds that will be repaid over time to the Company's defense customers is reflected as an unusual expense item of $9 million in segment income ($5 million after tax). Accordingly, after repayment to the Company's defense customers, the Company will retain $8 million of the claims settled.

16.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     The Company is providing condensed consolidating financial information for its material domestic subsidiaries that have guaranteed the Senior Subordinated Notes and for those subsidiaries that have not guaranteed the Senior Subordinated Notes. These 100 percent owned subsidiary guarantors have, jointly and severally, fully and unconditionally guarantee the Senior Subordinated Notes. The subsidiary guarantees are senior subordinated obligations of each subsidiary guarantor and rank (i) prior in right of payment with all senior indebtedness, (ii) equal in right of payment with all senior subordinated indebtedness and (iii) senior in right of payment to all subordinated indebtedness, in each case, of that subsidiary guarantor. The subsidiary guarantees will also be effectively subordinated to any secured indebtedness of the subsidiary guarantor with respect to the assets securing that indebtedness. Absent both default and notice as specified in the Company's Credit Facility and agreements governing the Company's outstanding convertible notes and the Senior Subordinated Notes, there are no restrictions on the Company's ability to obtain funds from its subsidiary guarantors by dividend or loan.

     The Company has not presented separate financial and narrative information for each of the subsidiary guarantors, because it believes that such financial and narrative information would not provide investors with any additional information that would be material in evaluating the sufficiency of the guarantees. Therefore, the following condensed consolidating financial information summarizes the financial position, and results of operations and cash flows for the Company's guarantor and non-guarantor subsidiaries.

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME

                                                 GUARANTOR     NON-GUARANTOR
NOVEMBER 30, 2003                      PARENT   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
-----------------                      ------   ------------   -------------   ------------   ------------
Net sales............................   $209        $471           $512            $ --          $1,192
Cost of products sold................    183         360            436              --             979
Selling, general and
  administrative.....................     44          15             28              --              87
Depreciation and amortization........     18          34             29              --              81
Other, net...........................     (4)         (3)             7              --              --
Interest expense.....................     15           4              9              --              28
                                        ----        ----           ----            ----          ------
Income (loss) before income taxes....    (47)         61              3              --              17
Income tax benefit (provision).......     28         (17)            (6)             --               5
                                        ----        ----           ----            ----          ------
Income (loss) before equity
  earnings...........................    (19)         44             (3)             --              22
Equity earnings of subsidiaries......     41          --             --             (41)             --
                                        ----        ----           ----            ----          ------
Net Income...........................   $ 22        $ 44           $ (3)           $(41)         $   22
                                        ====        ====           ====            ====          ======

                                                 GUARANTOR     NON-GUARANTOR
NOVEMBER 30, 2002                      PARENT   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
-----------------                      ------   ------------   -------------   ------------   ------------
Net sales............................   $236        $416           $483            $ --          $1,135
Cost of products sold................    207         321            407              --             935
Selling, general and
  administrative.....................     24          11             20              --              55
Depreciation and amortization........     18          28             20              --              66
Other, net...........................     15           5              1              --              21
Interest expense.....................      4           4              8              --              16
                                        ----        ----           ----            ----          ------
Income (loss) before income taxes....    (32)         47             27              --              42
Income tax benefit (provision).......     13         (17)            (8)             --             (12)
                                        ----        ----           ----            ----          ------
Income (loss) before equity
  earnings...........................    (19)         30             19              --              30
Equity earnings of subsidiaries......     49          --             --             (49)             --
                                        ----        ----           ----            ----          ------
Net Income...........................   $ 30        $ 30           $ 19            $(49)         $   30
                                        ====        ====           ====            ====          ======

                                                 GUARANTOR     NON-GUARANTOR
NOVEMBER 30, 2001                      PARENT   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
-----------------                      ------   ------------   -------------   ------------   ------------
Net sales............................   $259        $754           $473           $  --          $1,486
Cost of products sold................    252         656            420              --           1,328
Selling, general and
  administrative.....................     27           8              7              --              42
Depreciation and amortization........     23          35             19              --              77
Gain on sale of subsidiary...........     --        (206)            --              --            (206)
Other, net...........................     12           7              6              --              25
Interest expense.....................     19           7              7              --              33
                                        ----        ----           ----           -----          ------
Income (loss) before income taxes....    (74)        247             14              --             187
Income tax benefit (provision).......     37         (90)            (6)             --             (59)
                                        ----        ----           ----           -----          ------
Income (loss) before equity
  earnings...........................    (37)        157              8              --             128
Equity earnings of subsidiaries......    165          --             --            (165)             --
                                        ----        ----           ----           -----          ------
Net Income...........................   $128        $157           $  8           $(165)         $  128
                                        ====        ====           ====           =====          ======

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                GUARANTOR     NON-GUARANTOR
NOVEMBER 30, 2003                     PARENT   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
-----------------                     ------   ------------   -------------   ------------   ------------
Cash................................  $    9      $    3          $  52         $    --         $   64
Accounts receivable.................      10          92             74              --            176
Inventories.........................       5         173             33              --            211
Prepaid expenses and other..........      12          47              6              --             65
                                      ------      ------          -----         -------         ------
  Total current assets..............      36         315            165              --            516
Property, plant and equipment,
  net...............................      61         260            195              --            516
Recoverable from the U.S. government
  and other third parties for
  environmental remediation costs...      --         183             --              --            183
Prepaid pension asset...............     145         195              5              --            345
Goodwill............................      22          99             76              --            197
Intercompany, net...................    (271)        408           (137)             --             --
Other noncurrent assets, net........   1,135         138             52          (1,175)           150
                                      ------      ------          -----         -------         ------
Total assets........................  $1,128      $1,598          $ 356         $(1,175)        $1,907
                                      ======      ======          =====         =======         ======
Short-term borrowings and current
  portion of long-term debt.........  $   22      $   --          $  30         $    --         $   52
Accounts payable....................      19          39             56              --            114
Other current liabilities...........      50         216             55              --            321
                                      ------      ------          -----         -------         ------
  Total current liabilities.........      91         255            141              --            487
Long-term debt, net of current
  portion...........................     479          --              7              --            486
Reserves for environmental
  remediation.......................      11         251             --              --            262
Postretirement benefits other than
  pensions..........................      99          53             10              --            162
Other noncurrent liabilities........      20          59              3              --             82
                                      ------      ------          -----         -------         ------
  Total liabilities.................     700         618            161              --          1,479
  Total shareholders' equity........     428         980            195          (1,175)           428
                                      ------      ------          -----         -------         ------
     Total liabilities and
       shareholders' equity.........  $1,128      $1,598          $ 356         $(1,175)        $1,907
                                      ======      ======          =====         =======         ======

                                                GUARANTOR     NON-GUARANTOR
NOVEMBER 30, 2002                     PARENT   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
-----------------                     ------   ------------   -------------   ------------   ------------
Cash................................  $   --      $   13          $  35         $    --         $   48
Accounts receivable.................      12          64             63              --            139
Inventories.........................       5         131             31              --            167
Prepaid expenses and other..........       2          25              2              --             29
                                      ------      ------          -----         -------         ------
  Total current assets..............      19         233            131              --            383
Property, plant and equipment,
  net...............................      64         224            175              --            463
Recoverable from the U.S. government
  and other third parties for
  environmental remediation costs...      --         208             --              --            208
Prepaid pension asset...............     139         199             (1)             --            337
Goodwill............................      22          41             63              --            126
Intercompany, net...................    (367)        535           (168)             --             --
Other noncurrent assets, net........   1,047         100             43          (1,071)           119
                                      ------      ------          -----         -------         ------
  Total assets......................  $  924      $1,540          $ 243         $(1,071)        $1,636
                                      ======      ======          =====         =======         ======
Short-term borrowings and current
  portion of long-term debt.........  $   20      $   --          $   2         $    --         $   22
Accounts payable....................      17          27             45              --             89
Other current liabilities...........       6         208             48              --            262
                                      ------      ------          -----         -------         ------
  Total current liabilities.........      43         235             95              --            373
Long-term debt, net of current
  portion...........................     361          --              4              --            365
Reserves for environmental
  remediation.......................      15         286             --              --            301
Postretirement benefits other than
  pensions..........................     108          60              8              --            176
Other noncurrent liabilities........      37          22              2              --             61
                                      ------      ------          -----         -------         ------
  Total liabilities.................     564         603            109              --          1,276
  Total shareholders' equity........     360         937            134          (1,071)           360
                                      ------      ------          -----         -------         ------
     Total liabilities and
       shareholders' equity.........  $  924      $1,540          $ 243         $(1,071)        $1,636
                                      ======      ======          =====         =======         ======

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                 GUARANTOR     NON-GUARANTOR
NOVEMBER 30, 2003                      PARENT   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
-----------------                      ------   ------------   -------------   ------------   ------------
Net cash provided by (used in)
  operating activities...............   $ (1)      $  34           $ 11           $   --         $  44
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.................    (10)        (15)           (24)              --           (49)
Acquisitions of businesses, net of
  cash acquired......................     --        (138)            --               --          (138)
Other investing activities...........     --          --              7               --             7
                                        ----       -----           ----           ------         -----
Net cash (used in) investing
  activities.........................    (10)       (153)           (17)              --          (180)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net transfers (to) from parent.......    (86)        109            (23)              --            --
Borrowings (repayments) on notes
  payable and long-term debt, net....    117          --             26               --           143
Other financing activities...........    (11)         --             12               --             1
                                        ----       -----           ----           ------         -----
Net cash provided by financing
  activities.........................     20         109             15               --           144
Effect of exchange rate fluctuations
  on cash and cash equivalents.......     --          --              8               --             8
                                        ----       -----           ----           ------         -----
Net increase (decrease) in cash and
  cash equivalents...................      9         (10)            17               --            16
Cash and cash equivalents at
  beginning of year..................     --          13             35               --            48
                                        ----       -----           ----           ------         -----
Cash and cash equivalents at end of
  year...............................   $  9       $   3           $ 52           $   --         $  64
                                        ====       =====           ====           ======         =====

                                                 GUARANTOR     NON-GUARANTOR
NOVEMBER 30, 2002                      PARENT   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
-----------------                      ------   ------------   -------------   ------------   ------------
Net cash provided by (used in)
  operating activities...............  $   7       $ (52)          $ 28           $   --         $ (17)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.................    (12)        (21)           (12)              --           (45)
Acquisitions of businesses, net of
  cash acquired......................     --         (91)            --               --           (91)
Other investing activities...........     --          (6)             1               --            (5)
                                       -----       -----           ----           ------         -----
Net cash (used in) investing
  activities.........................    (12)       (118)           (11)              --          (141)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net transfers (to) from parent.......   (175)        180             (5)              --            --
Borrowings (repayments) on notes
  payable and long-term debt, net....    161          --             (1)              --           160
Other financing activities...........     18          --            (19)              --            (1)
                                       -----       -----           ----           ------         -----
Net cash provided by (used in)
  financing activities...............      4         180            (25)              --           159
Effect of exchange rate fluctuations
  on cash and cash equivalents.......     --          --              3               --             3
                                       -----       -----           ----           ------         -----
Net increase (decrease) in cash and
  cash equivalents...................     (1)         10             (5)              --             4
Cash and cash equivalents at
  beginning of year..................      1           3             40               --            44
                                       -----       -----           ----           ------         -----
Cash and cash equivalents at end of
  year...............................  $  --       $  13           $ 35           $   --         $  48
                                       =====       =====           ====           ======         =====

                                                 GUARANTOR     NON-GUARANTOR
NOVEMBER 30, 2001                      PARENT   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
-----------------                      ------   ------------   -------------   ------------   ------------
Net cash (used in) operating
  activities.........................   $(40)      $  --           $ (29)         $   --         $ (69)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.................    (11)        (28)            (10)             --           (49)
Proceeds from disposition of EIS
  business...........................     --         315              --              --           315
Acquisitions of businesses, net of
  cash acquired......................    (54)         --            (130)             --          (184)
Other investing activities...........      3           9              --              --            12
                                        ----       -----           -----          ------         -----
Net cash provided by (used in)
  investing activities...............    (62)        296            (140)             --            94
CASH FLOWS FROM FINANCING ACTIVITIES:
Net transfers (to) from parent.......    101        (295)            194              --            --
Borrowings (repayments) on notes
  payable and long-term debt, net....     --          --              --              --            --
Other financing activities...........      2          --              --              --             2
                                        ----       -----           -----          ------         -----
Net cash provided by (used in)
  financing activities...............    103        (295)            194              --             2
Effect of exchange rate fluctuations
  on cash and cash equivalents.......     --          --              --              --            --
                                        ----       -----           -----          ------         -----
Net increase in cash and cash
  equivalents........................      1           1              25              --            27
Cash and cash equivalents at
  beginning of year..................     --           2              15              --            17
                                        ----       -----           -----          ------         -----
Cash and cash equivalents at end of
  year...............................   $  1       $   3           $  40          $   --         $  44
                                        ====       =====           =====          ======         =====

17.  NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004 except for companies with special purpose entities which must apply for provisions of FIN 46 to those special purpose entities, no later than the first reporting period after December 15, 2003. The adoption of FIN 46 did not have a material effect on the Company's results of operations, liquidity, or financial condition.

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

18.  SUBSEQUENT EVENTS

a.  4% Contingent Convertible Subordinated Notes

     In January 2004, the Company issued $125 million aggregate principal amount of its 4% Contingent Convertible Subordinated Notes (4% Notes) due 2024 in a private placement pursuant to Rule 144A under the Securities Act of 1933. The 4% Notes will mature in January 2024. Interest on the notes accrues at a rate of 4 percent per annum and is payable on January 16 and July 16, beginning July 16, 2004. In addition, contingent interest will be paid during any six-month period commencing with the six-month period beginning January 16, 2008, if the average market price of a 4% Note for the five trading days ending on the third trading day immediately preceding the relevant six-month period equals 120 percent or more of the principal amount of the notes.

     Each $1,000 principal amount of the 4% Notes is convertible at each holder's option into 64.8088 shares of the Company's common stock (subject to adjustment as provided in the Indenture dated January 16, 2003, by and between the Company and The Bank of New York, as Trustee (the Indenture)) only if: (i) during any calendar quarter if the closing price of the common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the immediately preceding calendar quarter exceed 120 percent of the conversion price on that 30th trading day; (ii) the Company has called the notes for redemption and redemption has not yet occurred, (iii) during the five trading day period after any five consecutive trading day period in which the average trading price of the notes for each day of such five-day period is less than 95 percent of the product of the common stock price on that day multiplied by the number of shares of common stock issuable upon conversion of $1,000 principal amount of the notes, or (iv) certain corporate events have occurred. The conversion rate of 64.8088 shares for each $1,000 principal amount of the 4% Notes is equivalent to an initial conversion price of $15.43 per share of the Company's common stock. None of these events have occurred subsequent to the issuance of the notes.

     The Company may redeem some or all of the 4% Notes for cash on or after January 19, 2010. In addition, the Company may redeem some or all of the notes for cash on or after January 19, 2008 if the closing price of the common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the preceding calendar month is more than 125 percent of the conversion price of $15.43. Each holder may require the Company to repurchase for cash all or a portion of its notes on January 16, 2010, 2014, and 2019, or, subject to certain exceptions, upon a change of control of the Company. In all cases for either redemption of the notes or repurchase of the notes at the option of the holder, the price is equal to 100 percent of the principal amount of the notes, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any.

     The 4% Notes are general unsecured obligations and rank equal in right of payment to all of the Company's other existing and future subordinated indebtedness, including the 5.75% Notes discussed in Note 8, and junior in right of payment to all of the Company's existing and future senior indebtedness, including all of its obligations under the Credit Facilities and all of its existing and future senior subordinated indebtedness, including the outstanding 9.50% Notes -- see Note 8. In addition, the 4% Notes are effectively subordinated to any of the Company's secured debt and to any and all debt and liabilities, including trade debt of its subsidiaries.

     The indenture governing the 4% Notes limits the Company's ability to, among other things, consolidate with or merge into any other person or convey, transfer or lease it properties and assets substantially as an entirety to any other person unless certain conditions are satisfied. The Indenture also contains customary events of default, including failure to pay principal or interest when due, cross-acceleration to other specified indebtedness, failure to deliver shares of common stock as required, failure to comply with covenants and certain events of bankruptcy, insolvency and reorganization, subject in some cases to notice and applicable grace periods.

     Issuance of the 4% Notes generated net proceeds of approximately $119 million. The terms of the Company's senior credit facilities were amended on December 31, 2003 to allow the use of the net proceeds first to repay the $40 million of outstanding borrowings under the Revolver, and second, to pre-pay the next 12 months of scheduled principal amortization under the Term Loan A in the amount of $19 million. The remaining net proceeds of $60 million will be used for general corporate purposes, which may include further repayment of existing senior indebtedness or possible future acquisitions. Amounts repaid under the Revolver may be reborrowed at any time and from time to time and the borrowings may be used for any purpose, subject only to the limitations contained in the agreements governing that facility. See Note 8 for additional information.

b.  9.50% SENIOR SUBORDINATED NOTES

     On January 9, 2004 the Company commenced an offer to exchange the notes for registered, publicly tradable notes that have substantially identical terms as the notes. The exchange offer expired on February 6, 2004.

c.  LEGAL MATTERS

     The Company recorded a pre-tax charge, reflected in selling, general and administrative expenses, in the amount of $1 million to reflect the following items:

        - The DTSC, through the Attorney General's Office recently proposed certain penalties against the Company relating to its findings in connection with audits for 2000, 2002, and 2003 at the Company's Sacramento, California facility. The Company is currently negotiating the amount of such penalties with the Attorney General's Office and expects to reach a settlement on such matters in the near future.

        - The Company recently settled an asbestos case involving a former subsidiary. The charge includes the settlement costs and associated litigation costs.

d.  NOTE RECEIVABLE PAYMENT

     In February 2004, the Company entered into an agreement with a regional home builder to sell approximately 100 acres of land, subject to certain closing conditions. In conjunction with this agreement, the Company will receive full payment of the outstanding note receivable in the amount of $20 million in 2004.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the Evaluation Date). Based on this evaluation, the Company's principal executive officer and principal financial officer concluded as of the Evaluation Date that the Company's disclosure controls and procedures were effective such that the information relating to the Company, including its consolidated subsidiaries, required to be disclosed in the Company's Securities and Exchange Commission (SEC) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to nominees who will stand for election as a director of the Company at the March 31, 2004 Annual Meeting of Shareholders is set forth under the heading "Nomination and Election of Directors" in the Company's 2004 Proxy Statement and is incorporated herein by reference. Information with respect to directors of the Company whose terms extend beyond the March 31, 2004 Annual Meeting of Shareholders is set forth under the heading "Nomination and Election of Directors" in the Company's 2004 Proxy Statement and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is given as of December 31, 2003, and except as otherwise indicated, each individual has held the same office during the preceding five-year period.

                                                                                                          AGE
          NAME                          TITLE                  OTHER BUSINESS EXPERIENCE SINCE 12/1/98  12/31/03
Terry L. Hall             Chairman of the Board (since         Senior Vice President and Chief            49
                          December 2003), President and        Operating Officer, November
                          Chief Executive Officer (since       2001 -- July 2002; Senior Vice
                          July 2002)                           President and Chief Financial Officer
                                                               of the Company, July 2001 -- November
                                                               2001; Senior Vice President and Chief
                                                               Financial Officer; Treasurer of the
                                                               Company, October 1999 -- July 2001; on
                                                               special assignment as Chief Financial
                                                               Officer of Aerojet, May 1999 -- October
                                                               1999, Senior Vice President and Chief
                                                               Financial Officer of US Airways Group,
                                                               Inc., 1998, Chief Financial Officer of
                                                               Apogee Enterprise Inc., 1995 -- 1997
Gregory Kellam Scott      Senior Vice President, Law;          Vice President and General Counsel,        55
                          General Counsel and Secretary        Kaiser Hill Company LLC, 2000 -- 2002;
                          (since September 2002)               Justice, Colorado Supreme Court,
                                                               1993 -- 2000
Yasmin R. Seyal           Senior Vice President and Chief      Acting Chief Financial Officer and         46
                          Financial Officer (since May 2002)   Senior Vice President, Finance,
                                                               November 2001 -- May 2002; Treasurer of
                                                               the Company, July 2000 -- September
                                                               2002; Assistant Treasurer and Director
                                                               of Tax of the Company, March
                                                               2000 -- July 2000; Director of Treasury
                                                               and Taxes of the Company, October
                                                               1999 -- April 2000; Director of Taxes
                                                               as well as other management positions
                                                               within Aerojet, 1989 -- April 1999
Michael F. Martin         Vice President of the Company and    Acting President of Aerojet, April         57
                          President of Aerojet (since          2001 -- October 2001; Vice President
                          November 2001)                       and Controller of the Company, October
                                                               1999 -- November 2001; Vice President
                                                               and Controller of Aerojet, September
                                                               1993 -- October 1999

                      (table continued on following page)

                     (table continued from preceding page)

                                                                                                          AGE
          NAME                          TITLE                  OTHER BUSINESS EXPERIENCE SINCE 12/1/98  12/31/03
Dr. Joseph Carleone       Vice President of the Company and    Vice President and General Manager,        57
                          President of Aerojet Fine            Remote Sensing Systems and Vice
                          Chemicals LLC (since September       President, Operations at Aerojet,
                          2000)                                1999 -- 2000; Vice President,
                                                               Operations, 1997 -- 2000; Vice
                                                               President, Tactical Product Sector,
                                                               1994 -- 1997
William A. Purdy, Jr.     Vice President of the Company and    Managing Director, Development,            59
                          President, Real Estate (since        Transwestern Investment Company LLC,
                          March 2002)                          January 1997 -- March 2002; Chief
                                                               Financial Officer of American Health
                                                               Care Providers Inc., April 1996 --
                                                               January 1997
Chris W. Conley           Vice President, Environmental,       Director Environmental, Health &           45
                          Health & Safety (since October       Safety, March 1996 -- October 1999;
                          1999)                                Environmental Consultant, 1994 -- 1996.
Linda B. Cutler           Vice President, Corporate            Vice President, Communications of the      50
                          Communications (since May 2002)      Company, March 2002 -- May 2002;
                                                               Strategic Market Manager,
                                                               Telecommunications and Video Services
                                                               of Output Technology Solutions,
                                                               September 2000 -- March 2002; Vice
                                                               President, Marketing and Corporate
                                                               Communications of Output Technology
                                                               Solutions, January 2000 -- September
                                                               2000; Vice President, Investor
                                                               Relations and Corporate Communications
                                                               of USCS International, April
                                                               1996 -- December 1999.
Kari Van Gundy            Vice President, Treasurer (since     Senior Vice President, eCommerce,          46
                          October 2002)                        Zenith Insurance Company, June 2000 --
                                                               September 2002; Senior Vice President,
                                                               Finance & Treasurer, CalFarm Insurance
                                                               Company, May 1997 -- September 1999
Mark A. Whitney           Vice President, Law; Deputy          Senior Corporate Counsel, Tyco             40
                          General Counsel and Assistant        International (US) Inc., June 1999 --
                          Secretary (since April 2003)         March 2003; Associate Corporate
                                                               Counsel, Tyco International (US) Inc.,
                                                               November 1996 -- June 1999

     The Company's executive officers generally hold terms of office of one year and/or until their successors are elected.

CODE OF ETHICS AND CORPORATE GOVERNANCE GUIDELINES

     The Company has adopted a code of ethics known as the "Code of Business Conduct" that applies to the Company's employees including the principal executive officer, principal financial officer, principal accounting officer and controller. The Company makes available on its Internet web site at www.GenCorp.com (and in print to any shareholder who requests them) the Company's current Code of Business Conduct and the Company's corporate governance guidelines.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Information regarding compliance with Section 16(a) of the Exchange Act is set forth under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2004 Proxy Statement and is incorporated herein by reference.

MATERIAL CHANGES FOR DIRECTOR NOMINEE PROCEDURES

     Since the date of the Company's 2003 Proxy Statement, the Board of Directors of the Company has not made any material changes to the procedures by which shareholders of the Company may recommend nominees to the Company's Board of Directors

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

     Information regarding the Audit Committee and the Audit Committee's Financial Expert is set forth under the heading "Board of Directors Meetings and Committees -- Audit Committee" in the Company's 2004 Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is set forth under the heading "Compensation of Executive Officers" in the Company's 2004 Proxy Statement and is incorporated herein by reference. Information regarding director compensation is set forth under the heading "Compensation of Directors" on the Company's 2004 Proxy Statement and is incorporated herein by reference. Information regarding employment contracts, termination of employment and change in control agreements is set forth under the heading "Employment Contracts and Termination of Employment and Change in Control Arrangements" in the Company's 2004 Proxy Statement and is incorporated herein by reference. Information regarding compensation committee interlocks is set forth under the heading "Compensation Committee Interlocks and Insider Participation" in the Company's 2004 Proxy Statement and is incorporated herein by reference. The Company's Board Compensation Committee Report on Executive Compensation is set forth under the heading "Board Compensation Committee Report on Executive Compensation" in the Company's 2004 Proxy Statement and is incorporated herein by reference. The performance graph required by this Item is set forth under the heading "Performance Graph" in the Company's 2004 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information regarding the security ownership of certain beneficial owners and management is set forth under the heading "Holdings of Shares of the Company's Capital Stock" in the Company's 2004 Proxy Statement and is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

     The table below sets forth certain information regarding the following equity compensation plans of the Company, pursuant to which the Company has made equity compensation available to eligible persons, as of November 30, 2003: (i) GenCorp Inc. 1993 Stock Option Plan; (ii) GenCorp Inc. 1997 Stock Option Plan; and (iii) GenCorp Inc. 1999 Equity and Performance Incentive Plan. All three plans have been approved by shareholders.

                                                                                          NUMBER OF SECURITIES
                                                                                         REMAINING AVAILABLE FOR
                                                                                          FUTURE ISSUANCE UNDER
                                     NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE       EQUITY COMPENSATION
                                      ISSUED UPON EXERCISE OF      EXERCISE PRICE OF        PLANS (EXCLUDING
                                        OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,   SECURITIES REFLECTED IN
PLAN CATEGORY                           WARRANTS AND RIGHTS       WARRANTS AND RIGHTS          COLUMN (a))
-------------                        --------------------------   --------------------   -----------------------
                                                (a)                       (b)                      (c)
Equity compensation plans approved
  by shareholders..................          3,510,676                  $10.4010                 197,724(1)
Equity compensation plans not
  approved by shareholders(2)......                 --                       N/A                      --
                                             ---------                                           -------
Total..............................          3,510,676                  $10.4010                 197,724
                                             =========                                           =======

---------------

(1) The number of shares issued as restricted shares, deferred shares or performance shares is limited under the GenCorp Inc. 1999 Equity and Performance Incentive Plan to 900,000 common shares and, during any period of three consecutive fiscal years, the maximum number of common shares covered by awards of restricted shares, deferred shares or performance shares granted to any one participant is limited to 900,000 common shares. The GenCorp Inc. 1999 Equity and Performance Incentive Plan further provides that no participant may receive an award in any one calendar year of performance shares or performance units having an aggregate maximum value as of the date of grant in excess of $2,000,000.

(2) The Company also maintains the GenCorp Inc. and Participating Subsidiaries Deferred Bonus Plan. This plan allows participating employees to defer a portion of their compensation for future distribution. All or a portion of such deferrals may be allocated to an account based on the Company's common stock and does permit limited distributions in the form of Company common shares. However, distributions in the form of common shares are permitted only at the election of the Organization & Compensation Committee of the Board of Directors and, according to the terms of the plan, officers of the Company are never permitted to receive distributions in the form of Company common shares. The table does not include information about this plan because no options, warrants or rights are available under this plan and no specific number of shares are set aside under this plan as available for future issuance. Based upon the price of Company common shares on November 30, 2003, the maximum number of shares that could be distributed to non-officer employees (if permitted by the Organization & Compensation Committee) would be 31,208.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain transactions and employment agreements with management is set under the heading "Employment Contracts and Termination of Employment and Change of Control Arrangements" in the Company's 2004 Proxy Statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information regarding fees for professional audit services rendered by Ernst & Young (E&Y) for the audit of the Company's annual financial statements for the years ended November 30, 2003 and November 30, 2002, and fees billed for other services rendered by E&Y during those periods as well as information regarding the Audit Committee's approval relating to such engagements is disclosed under the heading "Appointment of Independent Auditor -- Principal Accountant Fees and Services" in the Company's 2004 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:

(a)(1) and (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     A listing of financial statements and financial statement schedules is set forth in a separate section of this report on page GC-1 which is incorporated herein by reference.

(a)(3) EXHIBITS

     An index of exhibits begins on page -i- of this report which is incorporated herein by reference.

(b) REPORTS ON FORM 8-K

     On September 8, 2003, the Company filed a Form 8-K to furnish under Item 9 (Regulation FD disclosure) and Item 12 incorporating its press release dated September 4, 2003, which stated that the Company revised previously issued earnings guidance for the third quarter and fiscal 2003, and announced several personnel actions had or would be taken at the GDX executive level.

     On October 6, 2003, the Company filed a Form 8-K to furnish under Item 9 (Regulation FD disclosure) and Item 12 under Item 5 thereof incorporating its press release dated October 6, 2003, which stated that the Company reported financial results for the third quarter ended August 31, 2003.

     On October 9, 2003, the Company filed a Form 8-K incorporating its press release dated October 3, 2003, which stated that Michael Bryant had resigned from his positions as president of GDX Automotive and as vice president of GenCorp Inc.

     On October 16, 2003, the Company filed a Form 8-K to furnish under Item 9 (Regulation FD disclosure) and Item 12 incorporating its press release dated October 15, 2003, which stated that the Company reported that due to pending settlement negotiations of a legal action involving its subsidiary, Aerojet-General Corporation, previously reported loss per share for the third quarter would increase and previously reported earnings per share for the year to date would decrease.

     On October 23, 2003, the Company filed a Form 8-K under Item 5 thereof incorporating its press release dated October 17, 2003, in which the Company announced that GenCorp's Aerojet-General Corporation subsidiary had completed the acquisition of substantially all of the assets related to the propulsion business of Atlantic Research Corporation, a subsidiary of Sequa Corporation.

     On November 20, 2003, the Company filed a Form 8-K under Item 5 thereof incorporating its press release dated November 19, 2003, in which the Company stated that its Board of Directors unanimously elected Terry L. Hall as Chairman of the Board, effective December 1, 2003.

     On November 20, 2003, the Company filed a Form 8-K under Item 5 thereof incorporating its press release dated November 20, 2003, in which the Company announced that the Board of Directors approved a project to close Snappon SA, a company located in Chartres France, one of three GDX Automotive manufacturing facilities located in France.

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

February 27, 2004                         GENCORP INC.

                                          By: /s/ TERRY L. HALL
                                            ------------------------------------
                                                 Terry L. Hall
                                                 Chairman of the Board,
                                              President and
                                                 Chief Executive Officer

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

                       SIGNATURE                                  TITLE                      DATE
                       ---------                                  -----                      ----
By:                /s/ TERRY L. HALL                Chairman of the Board, President   February 27, 2004
     ---------------------------------------------  and Chief Executive
                     Terry L. Hall                  Officer/Director (Principal
                                                    Executive Officer)

By:               /s/ YASMIN R. SEYAL               Senior Vice President, Chief       February 27, 2004
     ---------------------------------------------  Financial Officer (Principal
                    Yasmin R. Seyal                 Financial Officer and Principal
                                                    Accounting Officer)

By:                        *                        Director                           February 27, 2004
     ---------------------------------------------
                  J. Robert Anderson

By:                        *                        Director                           February 27, 2004
     ---------------------------------------------
                    J. Gary Cooper

By:                        *                        Director                           February 27, 2004
     ---------------------------------------------
                    James J. Didion

By:                        *                        Director                           February 27, 2004
     ---------------------------------------------
                     Irving Gutin

By:                        *                        Director                           February 27, 2004
     ---------------------------------------------
                    William K. Hall

By:                        *                        Director                           February 27, 2004
     ---------------------------------------------
                  James M. Osterhoff

By:                        *                        Director                           February 27, 2004
     ---------------------------------------------
                  Steven G. Rothmeier

By:                        *                        Director                           February 27, 2004
     ---------------------------------------------
                   Sheila E. Widnall

By:                        *                        Director                           February 27, 2004
     ---------------------------------------------
                    Robert A. Wolfe

By:               /s/ MARK A. WHITNEY               Attorney-in-Fact pursuant to       February 27, 2004
     ---------------------------------------------  Powers of Attorney filed herewith
                    Mark A. Whitney

                           ANNUAL REPORT ON FORM 10-K
                     ITEM 15(a)(1)(2) AND (3), (c) AND (d)
                        LIST OF FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES
                                 EXHIBIT INDEX
                                CERTAIN EXHIBITS
                      FISCAL YEAR ENDED NOVEMBER 30, 2003
                                  GENCORP INC.
                       SACRAMENTO, CALIFORNIA 95853-7012

                                  GENCORP INC

                             ITEM 15(a)(1) AND (2)

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                               PAGE
                                                              NUMBER
                                                              ------
(1) FINANCIAL STATEMENTS

The following consolidated financial statements of GenCorp
  are included in Part II, Item 8 of this report:
  Report of Ernst & Young LLP, Independent Auditors.........     52
  Consolidated Statements of Income for each of the three
     years in the period ended November 30, 2003............     53
  Consolidated Balance Sheets as of November 30, 2003 and
     2002...................................................     54
  Consolidated Statements of Shareholders' Equity for each
     of the three years in the period ended November 30,
     2003...................................................     55
  Consolidated Statements of Cash Flows for each of the
     three years in the period ended November 30, 2003......     56
  Notes to Consolidated Financial Statements................     57

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules have been omitted because they are inapplicable, not required by the instructions or because the required information is either incorporated herein by reference or included in the financial statements or notes thereto included in this report.

                                 EXHIBIT INDEX

 TABLE     EXHIBIT
ITEM NO.   DESCRIPTION
--------   -----------
  2.1      Asset Purchase Agreement by and between Aerojet-General
           Corporation and Northrop Grumman Systems, dated April 19,
           2001 was filed as Exhibit 2.1 to the Company's Current
           Report on Form 8-K dated November 5, 2001 (File No. 1-1520), and is incorporated herein by reference.**
  2.2      Amendment No. 1 to Asset Purchase Agreement by and between
           Aerojet and Northrop Grumman, dated September 19, 2001 was filed as Exhibit 2.2 to the Company's Current Report on Form
           8-K dated November 5, 2001 (File No. 1-1520), and is
           incorporated herein by reference.**
  2.3      Amendment No. 2 to Asset Purchase Agreement by and between
           Aerojet and Northrop Grumman, dated October 19, 2001 was
           filed as Exhibit 2.3 to the Company's Current Report on Form
           8-K dated November 5, 2001 (File No. 1-1520), and is
           incorporated herein by reference.**
  2.4      Amended and Restated Environmental Agreement by and between
           Aerojet and Northrop Grumman, dated October 19, 2001 was
           filed as Exhibit 2.4 to the Company's Current Report on Form
           8-K dated November 5, 2001 (File No. 1-1520), and is
           incorporated herein by reference.
  2.5      Guaranty Agreement by GenCorp Inc. for the Benefit of
           Northrop Grumman was filed as Exhibit 2.5 to the Company's
           Current Report on Form 8-K dated November 5, 2001 (File No.
           1-1520), and is incorporated herein by reference.
  2.6      Purchase Agreement, dated May 2, 2003, between Atlantic
           Research Corporation and Aerojet-General Corporation was
           filed as Exhibit 10.1 to GenCorp Inc.'s Quarterly Report on
           Form 10-Q for the fiscal quarter ended May 31, 2003 (File
           No. 1-1520) and is incorporated herein by reference.**
  2.7      First Amendment to Purchase Agreement, dated August 29,
           2003, between Aerojet-General Corporation and Atlantic
           Research Corporation was filed as Exhibit 2.2 to GenCorp's
           Form S-4 Registration Statement dated October 6, 2003 (File
           no. 333-109518) and is incorporated herein by reference.**
  2.8      Second Amendment to Purchase Agreement, dated September 30,
           2003, between Aerojet-General Corporation and Atlantic
           Research Corporation was filed as Exhibit 2.2 to GenCorp
           Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2003 (File No. 1-1520) and is incorporated herein by reference.*
  2.9      Third Amendment to Purchase Agreement, dated October 16,
           2003, between Aerojet-General Corporation and Atlantic
           Research Corporation was filed as Exhibit 2.4 to GenCorp's
           Amendment No. 1 to Form S-4 Registration Statement dated
           December 15, 2003 (file no. 333-109518) and is incorporated herein by reference.*
  2.10     Agreement by and between The Laird Group Public Limited
           Company (the Laird Group) and GenCorp for the sale and
           purchase of all of the issued shares of various companies
           comprising the Draftex International Car Body Seals Division
           (Draftex) was filed as Exhibit 10.1 to the Current Report on
           Form 8-K dated December 29, 2000 (File No. 1-1520), and is incorporated herein by reference.
  2.11     Deed of Variation, Waiver and Settlement dated March 16,
           2002 by and between the Company and The Laird Group
           resolving the remaining adjustments to the purchase price of the Draftex business and certain claims of the Company and
           The Laird Group was filed as Exhibit 2 to the Company's
           Quarterly report on Form 10-Q for the fiscal quarter ended
           February 28, 2002 (File No. 1-1520), and is incorporated
           herein by reference.
  2.12     Asset Purchase Agreement by and between General Dynamics OTS
           (Aerospace), Inc. and Aerojet-General Corporation dated
           August 26, 2002 was filed as Exhibit 10.2 to the Company's
           Quarterly Report on Form 10-Q for the fiscal quarter ended
           August 31, 2002 (File No. 1-1520) and is incorporated herein by reference.
  3.1      Amended Articles of Incorporation of GenCorp filed with the
           Secretary of State of Ohio on August 7, 2003 was filed as
           Exhibit 3.1 to GenCorp's Form S-4 Registration Statement
           dated October 6, 2003 (File no. 333-109518) and is
           incorporated herein by reference.

 TABLE     EXHIBIT
ITEM NO.   DESCRIPTION
--------   -----------
  3.2      The Amended Code of Regulations of GenCorp, as amended on
           March 29, 2000, was filed as Exhibit 3.2 to the Company's
           Quarterly Report on Form 10-Q for the fiscal quarter ended
           August 31, 2000 (File No. 1-1520), and is incorporated
           herein by reference.
  4.1      Amended and Restated Rights Agreement (with exhibits) dated as of December 7, 1987 between GenCorp and Morgan
           Shareholder Services Trust Company as Rights Agent was filed as Exhibit D to the Company's Annual Report on Form 10-K for
           the fiscal year ended November 30, 1987 (File No. 1-1520), and is incorporated herein by reference.
  4.2      Amendment to Rights Agreement among GenCorp, The First
           Chicago Trust Company of New York, as resigning Rights Agent and The Bank of New York, as successor Rights Agent, dated
           August 21, 1995, was filed as Exhibit A to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           November 30, 1995 (File No. 1-1520), and is incorporated
           herein by reference.
  4.3      Amendment to Rights Agreement between GenCorp and The Bank of New York as successor Rights Agent, dated January 20,
           1997, was filed as Exhibit 4.1 to the Company's Current
           Report on Form 8-K dated January 20, 1997 (File No. 1-1520), and is incorporated herein by reference.
  4.4      Indenture dated April 5, 2002 between GenCorp and The Bank of New York, as trustee, relating to GenCorp's 5.75%
           Convertible Subordinated Notes due 2007 was filed as Exhibit
           4.4 to GenCorp's Form S-3 Registration Statement No.
           333-89796 dated June 4, 2002 and is incorporated herein by reference.
  4.5      Registration Rights Agreement dated April 5, 2002 by and
           among GenCorp, Deutsche Bank Securities Inc., ABN AMRO
           Rothschild LLC and Banc One Capital Markets, Inc. was filed as Exhibit 4.5 to GenCorp's Form S-3 Registration Statement
           No. 333-89796 dated June 4, 2002 and is incorporated herein by reference.
  4.6      Form of 5.75% Convertible Subordinated Notes (included in
           Exhibit 4.4) was filed as Exhibit 4.6 to GenCorp's Form S-3
           Registration Statement No. 333-89796 dated June 4, 2002 and is incorporated herein by reference.
  4.7      Indenture, dated as of August 11, 2003, between GenCorp
           Inc., the Guarantors named therein and The Bank of New York, as trustee was filed as Exhibit 4.1 to GenCorp's Form S-4
           Registration Statement dated October 6, 2003 (File no.
           333-109518) and is incorporated herein by reference.
  4.8      Registration Rights Agreement, dated as of August 11, 2003, among GenCorp the Guarantors named therein and the Initial
           Purchasers named therein was filed as Exhibit 4.2 to
           GenCorp's Form S-4 Registration Statement dated October 6,
           2003 (File no. 333-109518) and is incorporated herein by
           reference.
  4.9      Form of Initial 9 1/2% Senior Subordinated Notes (included in Exhibit 4.7) was filed as Exhibit 4.3 to GenCorp's Form
           S-4 Registration Statement dated October 6, 2003 (File no.
           333-109518 and is incorporated herein by reference.
  4.10     Form of Exchange Notes (included in Exhibit 4.7) was filed as Exhibit 4.4 to GenCorp's Form S-4 Registration Statement
           dated October 6, 2003 (File no. 333-109518) and is
           incorporated herein by reference.
  4.11*    Indenture dated January 16, 2004 between GenCorp and The
           Bank of New York, as trustee, relating to GenCorp's 4%
           Contingent Convertible Subordinated Notes due 2004.
  4.12*    Registration Rights Agreement dated January 16, 2004 by and among GenCorp, Deutsche Bank Securities Inc., Wachovia
           Capital Markets, LLC, Scotia Capital (USA) Inc., BNY Capital
           Markets, Inc., NatCity Investments, Inc. and Wells Fargo
           Securities, LLC.
  4.13*    Form of 4% Contingent Convertible Subordinated Notes
           (included in Exhibit 4.11).
 10.1      Distribution Agreement dated September 30, 1999 between
           GenCorp Inc. and OMNOVA Solutions Inc. (OMNOVA) was filed as
           Exhibit B to the Company's Annual Report on Form 10-K for
           the fiscal year ended November 19, 1999 (File No. 1-1520), and is incorporated herein by reference.
 10.2      Tax Matters Agreement dated September 30, 1999 between
           GenCorp and OMNOVA was filed as Exhibit C to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           November 30, 1999 (File No 1-1520), and is incorporated
           herein by reference.

 TABLE     EXHIBIT
ITEM NO.   DESCRIPTION
--------   -----------
 10.3      Alternative Dispute Resolution Agreement dated September 30,
           1999 between GenCorp and OMNOVA was filed as Exhibit D to
           the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is
           incorporated herein by reference.
 10.4      Agreement on Employee Matters dated September 30, 1999
           between GenCorp Inc. and OMNOVA was filed as Exhibit E to
           the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is
           incorporated herein by reference.
 10.5      Services and Support Agreement between GenCorp Inc. and
           OMNOVA was filed as Exhibit F to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999
           (File No. 1-1520), and is incorporated herein by reference.
 10.6      Amendment No. 1 to Amended and Restated Credit Agreement and
           Limited Waiver and Consent, dated July 29, 2003, among
           GenCorp, Deutsche Bank Trust Company Americas (f/k/a Bankers
           Trust Company), for itself, as a Lender, and as
           Administrative Agent for the Lenders, and the other Lenders signatory thereto was filed as Exhibit 10.1 to GenCorp's
           Form S-4 Registration Statement dated October 6, 2003 (File
           no. 333-109518) and is incorporated herein by reference.
 10.7      Amendment No. 2 to Amended and Restated Credit Agreement,
           dated August 25, 2003, among GenCorp, Deutsche Bank Trust
           Company Americas (f/k/a Bankers Trust Company), for itself, as a Lender, and as Administrative Agent for the Lenders,
           and the other Lenders signatory thereto was filed as Exhibit
           10.2 to GenCorp's Form S-4 Registration Statement dated
           October 6, 2003 (File no. 333-109518) and is incorporated
           herein by reference.
 10.8*     Amendment No. 3 to Amended and Restated Credit Agreement,
           dated December 31, 2003, among GenCorp, Deutsche Bank Trust
           Company Americas (f/k/a Bankers Trust Company), for itself, as a Lender, and as Administrative Agent for the Lenders,
           and the other Lenders signatory thereto.
 10.9      An Employment Agreement dated July 28, 1997 between the
           Company and Robert A. Wolfe was filed as Exhibit A to the
           Company's Annual Report on Form 10-K for the fiscal year
           ended November 30, 1997 (File No. 1-1520), and is
           incorporated herein by reference.
 10.10     Employment Agreement dated May 6, 1999 between the Company and Terry L. Hall was filed as Exhibit 10.1 to the Company's
           Quarterly Report on Form 10-Q for the fiscal quarter ended
           August 31, 1999 (File No. 1-1520) and is incorporated herein by reference.
 10.11     Severance Agreement dated as of October 1, 1999 between the
           Company and Robert A. Wolfe was filed as Exhibit G to the
           Company's Annual Report on Form 10-K for the fiscal year
           ended November 30, 1999 (File No. 1-1520), and is
           incorporated herein by reference.
 10.12     Employment Retention Agreement dated November 30, 2001
           between the Company and Robert A. Wolfe providing
           supplemental retirement benefits and other matters was filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K
           for the fiscal year ended November 30, 2001 (File No.
           1-1520) and is incorporated herein by reference.
 10.13     Form of Severance Agreement granted to certain executive
           officers of the Company to provide for payment of an amount equal to annual base salary and highest average annual
           incentive compensation awarded during three most recent
           previous fiscal years or, if greater, target award for the fiscal year in question, multiplied by a factor of two or
           three, as the case may be, if their employment should
           terminate for any reason other than death, disability,
           willful misconduct or retirement within three years after a change in control, as such term is defined in such agreement was filed as Exhibit D to the Company's Annual Report on
           Form 10-K for the fiscal year ended November 30, 1997 (File
           No. 1-1520), and is incorporated herein by reference.
 10.14     GenCorp Inc. 1999 Equity and Performance Incentive Plan was
           filed as Exhibit H to the Company's Annual Report on Form
           10-K for the fiscal year ended November 30, 1999 (File No.
           1-1520), and is incorporated herein by reference.
 10.15     GenCorp 1996 Supplemental Retirement Plan for Management
           Employees effective March 1, 1996 was filed as Exhibit B to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 (File No. 1-1520), and is
           incorporated herein by reference.

 TABLE     EXHIBIT
ITEM NO.   DESCRIPTION
--------   -----------
 10.16     Benefits Restoration Plan for Salaried Employees of GenCorp
           Inc. and Certain Subsidiary Companies as amended and
           restated effective December 1, 1986, was filed as Exhibit G to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1987 (File No. 1-1520), and is
           incorporated herein by reference.
 10.17     Information relating to the Deferred Bonus Plan of GenCorp
           Inc. is contained in Post-Effective Amendment No. 1 to Form
           S-8 Registration Statement No. 2-83133 dated April 18, 1986 and is incorporated herein by reference.
 10.18     Amendment to the Deferred Bonus Plan of GenCorp Inc.
           effective as of April 5, 1987, was filed as Exhibit I to the
           Company's Annual Report on Form 10-K for the fiscal year
           ended November 30, 1987 (File No. 1-1520), and is
           incorporated herein by reference.
 10.19     GenCorp Inc. Deferred Compensation Plan for Nonemployee
           Directors effective January 1, 1992 was filed as Exhibit A to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1991 (File No. 1-1520), and is
           incorporated herein by reference.
 10.20     GenCorp Inc. 1993 Stock Option Plan effective March 31, 1993 was filed as Exhibit 4.1 to Form S-8 Registration Statement
           No. 33-61928 dated April 30, 1993 and is incorporated herein by reference.
 10.21     GenCorp Inc. 1997 Stock Option Plan effective March 26, 1997 was filed as Exhibit 4.1 to Form S-8 Registration Statement
           No. 333-35621 dated September 15, 1997 and is incorporated herein by reference.
 10.22     1999 GenCorp Key Employee Retention Plan providing for
           payment of up to two annual cash retention payments to
           Eligible Employees who satisfactorily continue their
           employment with GenCorp, attain specified performance
           objectives (including the spin-off of the GenCorp
           Performance Chemicals and Decorative and Building Products
           Divisions), and meet all plan provisions was filed as
           Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
           for the fiscal quarter ended February 28, 1999 (File No.
           1-1520), and is incorporated herein by reference.
 10.23     Form of Key Employee Retention Letter Agreement was filed as
           Exhibit I to the Company's Annual Report on Form 10-K for
           the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.
 10.24     1999 GenCorp Key Employee Retention Plan was filed as
           Exhibit J to the Company's Annual Report on Form 10-K for
           the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.
 10.25     Form of Relocation Agreement between the Company and certain
           Employees was filed as Exhibit K to the Company's Annual
           Report on Form 10-K for the fiscal year ended November 30,
           1999 (File No. 1-1520), and is incorporated herein by
           reference.
 10.26     Form of Restricted Stock Agreement between the Company and
           Nonemployee Directors providing for payment of part of
           Directors' compensation for service on the Board of
           Directors in Company stock was filed as Exhibit 10.1 to the
           Company's Quarterly Report on Form 10-Q for the fiscal
           quarter ended February 28, 1998 (File No. 1-1520), and is
           incorporated herein by reference.
 10.27     Form of Restricted Stock Agreement between the Company and
           Nonemployee Directors providing for payment of part of
           Directors' compensation for service on the Board of
           Directors in Company stock was filed as Exhibit 10.1 to the
           Company's Quarterly Report on Form 10-Q for the fiscal
           quarter ended February 28, 1999 (File No. 1-1520), and is
           incorporated herein by reference.
 10.28     Form of Director and Officer Indemnification Agreement was
           filed as Exhibit L to the Company's Annual Report on
           Form10-K for the fiscal year ended November 30, 1999 (File
           No. 1-1520), and is incorporated herein by reference.
 10.29     Form of Director Indemnification Agreement was filed as
           Exhibit M to the Company's Annual Report on Form 10-K for
           the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.
 10.30     Form of Officer Indemnification Agreement was filed as
           Exhibit N to the Company's Annual Report on Form 10-K for
           the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.

 TABLE     EXHIBIT
ITEM NO.   DESCRIPTION
--------   -----------
 10.31     GenCorp Inc. Executive Incentive Compensation Program,
           amended September 8, 1995 to be effective for the 1996
           fiscal year was filed as Exhibit E to the Company's Annual
           Report on Form 10-K for the fiscal year ended November 30,
           1997 (File No. 1-1520), and is incorporated herein by
           reference.
 10.32     2001 Supplemental Retirement Plan For GenCorp Executives
           effective December 1, 2001, incorporating the Company's
           Voluntary Enhanced Retirement Program was filed as Exhibit
           10.29 to the Company's Annual Report on Form 10-K for the
           fiscal year ended November 30, 2001 (File No. 1-1520) and is incorporated herein by reference.
 10.33     Credit Agreement among GenCorp, as the Borrower, Bankers
           Trust Company, as Administrative Agent, Bank One, NA, as
           Syndication Agent, Deutsche Bank Securities Inc. and Banc
           One Capital Markets, Inc., as Joint Lead Arrangers and Joint
           Book Manager and Various Lending Institutions was filed as
           Exhibit 10.2 to the Current Report on Form 8-K dated
           December 29, 2000 (File No. 1-1520), and is incorporated
           herein by reference.
 10.34     Amendment No. 1 to Credit Agreement and Amendment No. 1 to
           Post Closing Agreement dated January 26, 2001, Amendment No.
           2 to Credit Agreement, Amendment No. 2 to Post Closing
           Agreement, Amendment No. 1 to Collateral Agreements, and
           Limited Waiver dated August 31, 2001, Limited Waiver dated
           October 15, 2001, Limited Waiver and Temporary Commitment
           Increase Agreement dated November 20, 2001, Limited Waiver and Amendment dated December 31, 2001, Limited Waiver dated
           February 15, 2002, Amendment No. 4 to Credit Agreement and
           Waiver dated February 28, 2002, between the Company and
           Bankers Trust Company as a Lender and as Administrative
           Agent for the Lenders (Administrative Agent), and the other
           Lenders signatory to the Credit Agreement, was filed as
           Exhibit 4.5 to the Company's Annual Report on Form 10-K for
           the fiscal year ended November 30, 2001 (File No. 1-1520)
           and is incorporated herein by reference.
 10.35     Amendment No. 5 to Credit Agreement and Waiver dated March
           28, 2002 between the Company and Bankers Trust Company, as
           Lender and as Administrative Agent for the Lenders, and the
           other Lenders signatory to the Credit Agreement was filed as
           Exhibit 4 to the Company's Quarterly Report on Form 10-Q for
           the fiscal quarter ended February 28, 2002 (File No.
           1-1520), and is incorporated herein by reference.
 10.36     Form of Director Nonqualified Stock Option Agreement between the Company and Nonemployee Directors providing for annual grant of nonqualified stock options prior to February 28,
           2002, valued at $30,000 was filed as Exhibit 10.1 to the
           Company's Quarterly Report on Form 10-Q for the fiscal
           quarter ended May 31, 2002 (File No. 1-1520), and is
           incorporated herein by reference.
 10.37     Form of Director Nonqualified Stock Option Agreement between the Company and Nonemployee Directors providing for an
           annual grant of nonqualified stock options on or after
           February 28, 2002, valued at $30,000 in lieu of further
           participation in Retirement Plan for Nonemployee Directors was filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2002 (File
           No. 1-1520), and is incorporated herein by reference.
 10.38     Form of Employee Restricted Stock Agreement between the
           Company and certain Officers providing for vesting based on attainment of a specified stock price within a specified
           time period was filed as Exhibit 10.1 to the Company's
           Quarterly Report on Form 10-Q for the fiscal quarter ended
           August 31, 2002 (File No. 1-1520) and is incorporated herein by reference.
 10.39     Agreement to Amend and Restate dated as of October 2, 2002, among GenCorp, The Bank of Nova Scotia as Documentation
           Agent, ABN AMRO Ban, N.V., as Syndication Agent, and
           Deutsche Bank Trust Company Americas (f/k/a Bankers Trust
           Company), as Administrative Agent together with Annex I
           which is the Amended and Restated Credit Agreement among
           GenCorp Inc., as the Borrower, Deutsche Bank Trust Company
           Americas, as Administrative Agent, ABM AMRO Bank, N.V., as
           Syndication Agent, Deutsche Bank Securities Inc. and ABM
           AMRO Incorporated, as Joint Lead Arrangers, The Bank of Nova
           Scotia, as Documentation Agent and various lending
           institutions dated as of December 28, 2002 and amended and restated as of October 2, 2002 was filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2002 (File No. 1-1520) and is
           incorporated herein by reference.

 TABLE     EXHIBIT
ITEM NO.   DESCRIPTION
--------   -----------
 10.40     Offer Letter from the Company dated May 14, 2002, as
           accepted by Michael T. Bryant on July 2, 2002 was filed as
           Exhibit 10.38 to the Company's Annual Report on Form 10-K
           for the fiscal year ended November 30, 2002 (File No.
           1-1520), and is incorporated herein by reference.
 10.41     Modified Employment Retention Agreement dated July 26, 2002, between the Company and Robert A. Wolfe was filed as Exhibit
           10.39 to the Company's Annual Report on Form 10-K for the
           fiscal year ended November 30, 2002 (File No. 1-1520), and is incorporated herein by reference.
 10.42     Independent Consulting Agreement dated as of September 16,
           2002 between William R. Phillips and the Company for
           consulting services starting on September 30, 2002, as
           amended by Amendment One to Independent Consulting Agreement executed by William R. Phillips on January 2, 2003, and by the Company on January 6, 2003 was filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2002 (File No. 1-1520), and is
           incorporated herein by reference.
 21.1*     Listing of subsidiaries of the Company.
 23.1*     Consent of Ernst & Young LLP, Independent Auditors.
 24.1*     Powers of Attorney executed by J. R. Anderson, J. G. Cooper,
           J. J. Didion, I. Gutin, W. K. Hall, J. M. Osterhoff, S. G.
           Rothmeier, S. E. Widnall and Robert A. Wolfe, Directors of
           the Company.
 31.1      Certification of Principal Executive Officer pursuant to
           Rule 13a-14(a) of the Securities Exchange Act of 1934, as
           amended.
 31.2      Certification of Principal Financial Officer pursuant to
           Rule 13a-14(a) of the Securities Exchange Act of 1934, as
           amended.
 32.1      Certification of Chief Executive Officer and Chief Financial
           Officer pursuant to Rule 13a-14(b) under the Securities
           Exchange Act of 1934 as amended, and 18 U.S.C. 1350, as
           adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002.

---------------

 * Filed herewith. All other exhibits have been previously filed.

** Schedules and Exhibits have been omitted, but will be furnished to the SEC upon request.