Form 10-Q
period 2004-02-29
GENCORP INC
filed 2004-04-05
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: February 29, 2004

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 1-1520

GenCorp Inc.

(Exact name of registrant as specified in its charter)

Ohio (State of Incorporation)	34-0244000 (I.R.S. Employer Identification No.)
Highway 50 and Aerojet Road Rancho Cordova, California (Address of Principal Executive Offices)	95670 (Zip Code)
P.O. Box 537012 Sacramento, California (Mailing Address)	95853-7012 (Zip Code)

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

     As of March 31, 2004, there were 44,514,332 outstanding shares of our Common Stock, $0.10 par value.

GenCorp Inc.

Quarterly Report on Form 10-Q
For the Quarterly Period Ended February 29, 2004

Item
Number		Page
	PART I – FINANCIAL INFORMATION

1	Financial Statements	1

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

3	Quantitative and Qualitative Disclosures About Market Risk	39

4	Controls and Procedures	39

	PART II – OTHER INFORMATION

1	Legal Proceedings	40

2(c)	Securities Sold but not registered	40

6	Exhibits and Reports on Form 8-K	41

	SIGNATURES

	Signatures	42
EX-31.1 Section 302 Terry Hall
EX-31.2 Section 302 Yasmin Seyal
EX-32.1 Section 906

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

GenCorp Inc.

Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended
	February 29	February 28
	2004	2003
	(Dollars in	millions, except per share amounts)

Net Sales	$308	$271

Costs and Expenses
Cost of products sold	280	228
Selling, general and administrative	26	18
Depreciation and amortization	22	18
Interest expense	10	5
Other expense (income), net	1	(3)

Earnings (Loss) Before Income Taxes	(31)	5
Income tax benefit (provision)	12	(2)

Net Income (Loss)	$(19)	$3

Earnings (Loss) Per Share of Common Stock

Basic	$(0.43)	$0.07

Diluted	$(0.43)	$0.07

Weighted average shares of common stock outstanding	43.9	43.0

Weighted average shares of common stock outstanding, assuming dilution	43.9	43.1

Dividends Declared Per Share of Common Stock	$0.03	$0.03

See Notes to Unaudited Condensed Consolidated Financial Statements.

GENCORP INC.

Consolidated Balance Sheets
(Unaudited)

	February 29,	November 30,
	2004	2003
	(dollars in millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$69	$64
Accounts receivable	177	176
Inventories, net	230	211
Recoverable from the U.S. government and other third parties for environmental remediation costs	37	37
Current deferred income taxes	14	7
Prepaid expenses and other	19	21

Total Current Assets	546	516
Noncurrent Assets
Property, plant and equipment, net	516	516
Recoverable from the U.S. government and other third parties for environmental remediation costs	178	183
Deferred income taxes	1	10
Prepaid pension asset	334	345
Goodwill	201	197
Other noncurrent assets, net	127	140

Total Noncurrent Assets	1,357	1,391

Total Assets	$1,903	$1,907

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings and current portion of long-term debt	$30	$52
Accounts payable	100	114
Reserves for environmental remediation	53	53
Income taxes payable	5	23
Other current liabilities	215	245

Total Current Liabilities	403	487
Noncurrent Liabilities
Senior subordinated notes	150	150
Convertible subordinated notes	150	150
Contingent convertible subordinated notes	125	—
Other long-term debt, net of current portion	151	186
Reserves for environmental remediation	255	262
Postretirement benefits other than pensions	164	162
Other noncurrent liabilities	86	82

Total Noncurrent Liabilities	1,081	992

Total Liabilities	1,484	1,479

Commitments and Contingent Liabilities
Shareholders’ Equity
Preference stock, par value of $1.00; 15 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150 million shares authorized; 44.7 million shares issued, 43.9 million outstanding as of February 29, 2004; 44.3 million shares issued, 43.8 million shares outstanding as of November 30, 2003	4	4
Other capital	23	19
Retained earnings	352	373
Accumulated other comprehensive income, net of income taxes	40	32

Total Shareholders’ Equity	419	428

Total Liabilities and Shareholders’ Equity	$1,903	$1,907

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	February 29,	February 28,
	2004	2003
	(Dollars in millions)
Operating Activities
Net income (loss)	$(19)	$3
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization and gains on disposition of assets	22	18
Deferred income taxes	3	8
Changes in assets and liabilities, net of effects of acquisitions of businesses:
Current assets	(14)	(11)
Noncurrent assets	31	(1)
Current liabilities	(66)	(24)
Noncurrent liabilities	(1)	(6)

Net Cash Used in Operating Activities	(44)	(13)

Investing Activities
Capital expenditures	(14)	(9)
Proceeds from asset dispositions	—	7

Net Cash Used in Investing Activities	(14)	(2)

Financing Activities
Proceeds from issuance of contingent convertible subordinated notes	125	—
Repayments, net of borrowings on revolving credit facility	(30)	15
Net short-term debt repayments	(6)	—
Proceeds from the issuance of other long-term debt	2	—
Repayments of other long-term debt	(26)	(5)
Debt issuance costs	(5)	—
Dividends paid	(1)	(1)
Other equity transactions	3	—

Net Cash Provided by Financing Activities	62	9

Effect of exchange rate fluctuations on cash and cash equivalents	1	3

Net Increase (Decrease) in Cash and Cash Equivalents	5	(3)
Cash and Cash Equivalents at Beginning of Period	64	48

Cash and Cash Equivalents at End of Period	$69	$45

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Nature of Operations

     We have prepared the accompanying Unaudited Condensed Consolidated Financial Statements, including our accounts and the accounts of our wholly-owned and majority-owned subsidiaries, in accordance with the instructions to Form 10-Q and therefore do not include all of the information and notes required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 30, 2003, as filed with the Securities and Exchange Commission (SEC).

     We believe the accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, our operating results for interim periods may not be indicative of the results of operations for a full year.

     Certain reclassifications have been made to financial information for prior periods to conform to the current period’s presentation.

     We are a multinational technology-based company operating primarily in North America and Europe. Our continuing operations are organized into four segments: Aerospace and Defense, GDX Automotive, Fine Chemicals and Real Estate. The Aerospace and Defense segment includes the operations of Aerojet-General Corporation (Aerojet), which develops and manufactures propulsion systems for space and defense applications, armament systems for precision tactical weapon systems and munitions applications, and advanced airframe structures. Primary customers served include major prime contractors to the U.S. government, the Department of Defense (DOD) and the National Aeronautics and Space Administration (NASA). The GDX Automotive segment is a major automotive supplier, engaged in the development, manufacture and sale of highly engineered extruded and molded rubber and plastic sealing systems for vehicle bodies and windows for automotive original equipment manufacturers. The Fine Chemicals segment consists of the operations of Aerojet Fine Chemicals LLC (AFC), sales of which are primarily from custom manufactured active pharmaceutical ingredients and advanced/registered intermediates to pharmaceutical and biotechnology companies. The Real Estate segment includes activities related to the development, sale and leasing of our real estate assets. Information on our operations by segment is provided in Note 13.

     On October 17, 2003, our Aerospace and Defense segment completed the acquisition of substantially all of the assets of the propulsion business of Atlantic Research Corporation (ARC), a subsidiary of Sequa Corporation, for a purchase price of $144 million, comprised of $133 million in cash and estimated direct acquisition costs and purchase price adjustments of $11 million. In March 2004, Sequa proposed purchase price adjustments which would require that Aerojet make an additional payment. The proposed adjustments are being negotiated.

     In October 2002, our Aerospace and Defense segment acquired the assets of the General Dynamics Ordnance and Tactical Systems Space Propulsion and Fire Suppression business (Redmond, Washington operations) for $93 million, including cash of $90 million and transaction costs of $5 million, net of a purchase price adjustment of $2 million which was received by us in the first quarter of 2004.

2. Earnings Per Share of Common Stock

     A reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share of common stock (EPS) is presented in the following table (in millions, except per share amounts):

	Three months ended
	February 29,	February 28,
	2004	2003

Numerator for Basic and Diluted EPS
Net income (loss)	$(19)	$3

Denominator for Basic EPS
Weighted average shares of common stock outstanding	43.9	43.0

Denominator for Diluted EPS
Weighted average shares of common stock outstanding	43.9	43.0
Employee stock options	—	—
Other	—	0.1

	43.9	43.1

Basic EPS	$(0.43)	$0.07

Diluted EPS	$(0.43)	$0.07

     The effect of a conversion of our $150 million convertible subordinated notes issued in April 2002 (5.75% Notes) into common stock was not included in the computation of diluted earnings per share for the quarter ended February 29, 2004 or February 28, 2003 because the effect would be antidilutive for the periods. Our $125 million contingent convertible subordinated notes, issued in January 2004 (4% Notes) were not convertible into common stock as of February 29, 2004, and in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, the 4% Notes were not included in the computation of diluted earnings per share for the quarter ended February 29, 2004. The 5.75% Notes are convertible at an initial conversion rate of 54.29 shares per $1,000 outstanding. The 4% Notes are convertible at an initial conversion rate of 64.8088 shares per $1,000 outstanding. Potentially dilutive securities that are not included in the diluted EPS calculation because they would be antidilutive also include 3,349,000 and 3,229,000 employee stock options as of February 29, 2004 and February 28, 2003, respectively.

3. Stock Based Compensation

     As permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation and Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation – Transition and Disclosure, we apply the existing accounting rules under APB Opinion No. 25, Accounting for Stock Issued to Employees, which provides that no compensation expense is charged for options granted at an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense for our stock option plans been determined based upon the fair value at the grant date for awards under these plans using market-based option valuation models, net income (loss) and the effect on net income (loss) per share would have been as follows (dollars in millions, except per share amounts):

	Three Months Ended
	February 29,	February 28,
	2004	2003
	(Millions)

Net income (loss), as reported	$(19)	$3
Add: Stock based compensation expense reported, net of related tax effects	—	—
Deduct: Stock based compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Net income (loss), pro forma	(19)	3

Earnings (loss) per share:
As reported
Basic	$(0.43)	$0.07

Diluted	$(0.43)	$0.07

Pro forma
Basic	$(0.43)	$0.07

Diluted	$(0.43)	$0.07

     Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the input assumptions can materially affect the fair value estimate, it is our opinion that the existing models do not necessarily provide a reliable single measure of the fair value of the employee stock options.

4. Inventories, Net

	February 29,	November 30,
	2004	2003
	(Millions)
Raw materials and supplies	$36	$34
Work-in-process	21	21
Finished goods	16	14

Approximate replacement cost of inventories	73	69
LIFO reserves	(3)	(3)
Long-term contracts at average cost	210	206
Progress payments	(50)	(61)

Inventories, net	$230	$211

5. Property, Plant and Equipment, Net

	February 29,	November 30,
	2004	2003
	(Millions)
Land	$46	$45
Buildings and improvements	293	286
Machinery and equipment	809	797
Construction-in-progress	37	30

	1,185	1,158
Less: accumulated depreciation	(669)	(642)

Property, plant and equipment, net	$516	$516

6. Other Noncurrent Assets, Net

	February 29,	November 30,
	2004	2003
	(Millions)
Intangible assets	$32	$33
Notes receivable	—	20
Deferred financing costs	23	20
Real estate held for development and leasing	21	19
Other	51	48

Other noncurrent assets, net	$127	$140

7. Other Current Liabilities

	February 29,	November 30,
	2004	2003
	(Millions)
Accrued goods and services	$78	$86
Advanced payments on contracts	12	14
Accrued compensation and employee benefits	46	53
Postretirement benefits, other than pension	25	29
Other	54	63

Other current liabilities	$215	$245

8. Long-term Debt

	February 29,	November 30,
	2004	2003
	(Millions)
Revolving Credit Facility	$–	$30
Term Loan A	28	52
Term Loan B	114	114
Senior Subordinated Notes (9.50% Notes)	150	150
Convertible Subordinated Notes (5.75% Notes)	150	150
Contingent Convertible Subordinated Notes (4% Notes)	125	–
Foreign Credit Facilities and Other Debt	39	42

Total debt	606	538
Less: Amounts due within one year	(30)	(52)

Long-term debt	$576	$486

     As of February 29, 2004, the borrowing limit under our Revolving Credit Facility was $137 million, of which we had no borrowings, and we had outstanding letters of credit of $55 million. The average interest rate on the outstanding balance of long term debt was 6.21 percent as of February 29, 2004, compared to 5.30% as of February 28, 2003. As of February 29, 2004, we also had borrowing limits totaling $30 million on additional credit facilities in Europe and Canada, of which $22 million was outstanding and is included in Foreign Credit Facilities and Other Debt in the table above. Availability under our various credit facilities totaled $90 million as of February 29, 2004. As of February 29, 2004, we were in compliance with our long-term debt covenants.

4% Contingent Convertible Subordinated Notes

     In January 2004, we issued $125 million aggregate principal amount of our 4% Contingent Convertible Subordinated Notes (4% Notes) due 2024 in a private placement pursuant to Rule 144A under the Securities Act of 1933. The 4% Notes will mature in January 2024. Interest on the notes accrues at a rate of 4 percent per annum and is payable on January 16 and July 16, beginning July 16, 2004. In addition, contingent interest will be paid during any six-month period commencing with the six-month period beginning January 16, 2008, if the average market price of a 4% Note for the five trading days ending on the third trading day immediately preceding the relevant six-month period equals 120 percent or more of the principal amount of the notes.

     Each $1,000 principal amount of the 4% Notes is convertible at each holder’s option into 64.8088 shares of our common stock (subject to adjustment as provided in the Indenture dated January 16, 2003, by and between GenCorp and The Bank of New York, as Trustee (the Indenture)) only if: (i) during any calendar quarter if the closing price of the common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the immediately preceding calendar quarter exceeds 120 percent of the conversion price on that 30th trading day; (ii) we have called the notes for redemption and redemption has not yet occurred; (iii) during the five trading day period after any five consecutive trading day period in which the average trading price of the notes for each day of such five-day period is less than 95 percent of the product of the common stock price on that day multiplied by the number of shares of common stock issuable upon conversion of $1,000 principal amount of the notes; or (iv) certain corporate events have occurred. The conversion rate of 64.8088 shares for each $1,000 principal amount of the 4% Notes is equivalent to an initial conversion price of $15.43 per share of our common stock. None of these events have occurred subsequent to the issuance of the notes.

     We may redeem some or all of our 4% Notes for cash on or after January 19, 2010. In addition, we may redeem some or all of our notes for cash on or after January 19, 2008 if the closing price of our common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the preceding calendar month is more than 125 percent of the conversion price of $15.43. Each holder may require us to repurchase for cash all or a portion of its notes on January 16, 2010, 2014, and 2019, or, subject to certain exceptions, upon a change of control. In all cases for either redemption of the notes or repurchase of the notes at the option of the holder, the price is equal to 100 percent of the principal amount of the notes, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any.

     The 4% Notes are general, unsecured obligations and rank equal in right of payment to all of our other existing and future subordinated indebtedness, including the 5.75% Notes, and junior in right of payment to all of our existing and future senior indebtedness, including all of our obligations under our Senior Credit Facilities and all of our existing and future senior subordinated indebtedness, including the outstanding 9.50% Notes. In addition, the 4% Notes are effectively subordinated to any of our secured debt and to any and all debt and liabilities, including trade debt of our subsidiaries.

     The indenture governing the 4% Notes limits our ability to, among other things, consolidate with or merge into any other person, or convey, transfer or lease our properties and assets substantially as an entirety to any other person unless certain conditions are satisfied. The indenture also contains customary events of default, including failure to pay principal or interest when due, cross-acceleration to other specified indebtedness, failure to deliver shares of common stock as required, failure to comply with covenants and certain events of bankruptcy, insolvency and reorganization, subject in some cases to notice and applicable grace periods.

     Issuance of the 4% Notes generated net proceeds of approximately $120 million, which were first used to repay the $40 million of outstanding borrowings under the Revolving Credit Facility, and second, to pre-pay the next 12 months of scheduled principal amortization under the Term Loan A in the amount of $19 million. The remaining net proceeds are for general corporate purposes. Amounts repaid under the Revolving Credit Facility may be reborrowed at any time and the borrowings may be used for any purpose, subject only to the limitations contained in the agreements governing that Facility.

9.50% Senior Subordinated Notes

     On January 9, 2004 we commenced an offer to exchange all of the outstanding 9.50% Notes for registered, publicly tradable notes with substantially identical terms. The exchange offer expired on February 6, 2004.

Interest Rate Swaps

     Effective January 2003, we entered into interest rate swap agreements on $100 million of our variable rate term loan debt for a two-year period. Under the swap agreements, we make payments based on a fixed rate of 6.02 percent and receive a London InterBank Offered Rate (LIBOR) based variable rate (4.91 percent as of February 29, 2004). We account for the interest rate swaps pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and there was no material ineffectiveness recognized in earnings. As of February 29, 2004 and February 28, 2003, the fair value of these swaps was a liability of $1 million, which was included in other noncurrent liabilities with an offsetting amount recorded as an unrealized loss in other comprehensive income.

9. Commitments and Contingencies

     a. Legal proceedings

     From time to time, GenCorp and its subsidiaries are subject to legal proceedings, including litigation in federal and state courts, which arise out of, and are incidental to, the ordinary course of business. We are also subject to governmental investigations by state and federal agencies. While we cannot predict the outcome of such proceedings with any degree of certainty, the potential liabilities that may result could have a material adverse effect on our financial position or the results of operations.

Groundwater Cases

     Along with other industrial Potentially Responsible Parties (PRPs) and area water purveyors, Aerojet was sued in three cases by approximately 500 individual plaintiffs residing in the vicinity of Aerojet’s facilities near Sacramento, California (the Sacramento cases). The Sacramento Superior Court, through the initial pleading stage has reduced the number of plaintiffs in the Sacramento cases to approximately 300. Aerojet was sued in 14 cases by approximately 1,100 individual plaintiffs residing in the vicinity of Aerojet’s former facility in Azusa, California (the San Gabriel Valley cases). In the San Gabriel Valley cases, the number of plaintiffs has been reduced to approximately 500. The individual plaintiffs in each of the Sacramento cases and the San Gabriel Valley cases generally seek damages for illness (in some cases death) and economic injury allegedly caused by their ingestion of groundwater contaminated or served by defendants, without specifying actual damages. Aerojet and other industrial defendants involved in the cases are required to carry on certain investigations by order of the U.S. Environmental Protection Agency (EPA) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and the Resource Conservation and Recovery Act (RCRA).

     The San Gabriel Valley cases, coordinated for trial in Los Angeles, California, are proceeding under two master complaints and pretrial discovery is in process. The trial court has ruled that regulated water entity defendants will only be held accountable based on quantitative or numerical standards such as “maximum contaminant levels” (MCL) or “action levels.” The trial court also ruled that a single exceedance of a numerical standard does not constitute a violation. Rather, a violation requires a “failure to comply with the regulatory scheme, and not merely by exceedances of the MCL.” Thus, an exceedance of an action level, by itself, does not give rise to a cause of action. Plaintiffs have sought to overturn these rulings, but a final determination has not yet been made. The next step in these cases will be proceedings regarding whether any of the Public Utility Commission regulated water entity defendants served water in violation of the state and federal standards. If it is determined that the regulated water purveyors served water not in violation of drinking water standards, the regulated water purveyor defendants will be dismissed from the litigation, potentially leaving us and other industrial defendants that are not regulated water purveyors as the remaining party-defendants. Several defendants, including San Gabriel Water Company, have recently settled with the plaintiffs. At present, approximately 162 of the remaining approximately 500 San Gabriel Valley plaintiffs are subject to early trial — most likely in 2005. Aerojet has notified its insurers, retained outside counsel and is vigorously defending the actions.

     In the Sacramento cases, discovery will commence in the spring of 2004. Trial has been set for July 2005. Aerojet has retained outside counsel and is vigorously defending these actions.

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

Water Entity Cases

     In October 1999, Aerojet was sued by American States Water Company (ASWC), a local water purveyor, for damages, including unspecified past costs, future damages and replacement water for contaminated drinking water wells near Aerojet’s Sacramento, California manufacturing facility. American States Water Company, et al. v. Aerojet-General Corporation, et al., Case No. 99AS05949, Sacramento County Superior Court. Weeks before the scheduled trial, Aerojet and ASWC initiated mediation to resolve the dispute. As a result, Aerojet and ASWC have entered into a Memorandum of Understanding (MOU) to settle this matter. The settlement agreement has not yet been finalized, but the trial court has ruled that the MOU is binding. The trial date was vacated. Any disputes arising in subsequent negotiations with respect to the settlement agreement are to be resolved by arbitration subject to the continuing jurisdiction of the trial court for enforcement or ancillary purposes.

     Aerojet’s 2003 agreement with the Sacramento County Water Agency (the County) in which Aerojet agreed to transfer all of its remediated groundwater to the County is anticipated to satisfy Aerojet’s water replacement obligations in eastern Sacramento County. Subject to various provisions of the County agreement, including approval under California Environmental Quality Act, the County will assume Aerojet’s responsibility for providing replacement water to ASWC and other impacted water purveyors up to the amount of remediated water Aerojet transfers to the County. Aerojet has also agreed to pay the County approximately $13 million over several years toward the cost of constructing a replacement water supply project. If the amount of Aerojet’s transferred water is in excess of the replacement water provided to the impacted water purveyors, the County has committed to make such water available for the development of Aerojet’s land in an amount equal to the excess.

     In October 2002, Aerojet, along with approximately 65 other individual and corporate defendants, was served with four civil suits filed in the U.S. District Court for the Central District of California that seek recovery of costs allegedly incurred in response to the contamination present at the South El Monte Operable Unit (SEMOU) of the San Gabriel Valley Superfund site. The cases are denominated as follows: The City of Monterey Park v. Aerojet-General Corporation, et al., (CV-02-5909 ABC (RCx)); San Gabriel Basin Water Quality Authority v. Aerojet-General Corporation, et al., (CV-02-4565 ABC (RCx)); San Gabriel Valley Water Company v. Aerojet-General Corporation, et al., (CV-02-6346 ABC (RCx)) and Southern California Water Company v. Aerojet-General Corporation, et al., (CV-02-6340 ABC (RCx)). The cases have been coordinated for ease of administration by the court. The plaintiffs’ claims are based upon allegations of discharges from a former site in the El Monte area, as more fully discussed below under the headings “San Gabriel Valley Basin, California — South El Monte Operable Unit.” Aerojet is vigorously defending the actions as its investigations do not identify a credible connection between the contaminants identified by the water entities in the SEMOU and those detected at Aerojet’s former facility located in El Monte, California, near the SEMOU (East Flair Drive site). Aerojet has notified its insurers of these claims. Discovery is ongoing and a trial is likely to be scheduled for early 2005. The EPA has retained the services of a professional mediator to assist the recipients of its Unilateral Administrative Order (UAO) for groundwater investigation and remediation to form a group and negotiate with the EPA and the water entities. The cost estimates to implement projects under the UAO prepared by EPA and the water entities range from $77 million to $127 million.

Wotus, et al. v. GenCorp Inc. and OMNOVA Solutions Inc.

     In October 2000, a group of hourly retirees filed a federal lawsuit against GenCorp and OMNOVA Solutions Inc. (OMNOVA) disputing certain retiree medical benefits. Wotus, et al. v. GenCorp Inc., et al., U.S.D.C., N.D. OH (Cleveland, OH), Case No. 5:00-CV-2604. The retirees seek rescission of the then current Hourly Retiree Medical Plan established in the spring of 1994, and the reinstatement of the prior plan terms. The crux of the dispute relates to union and GenCorp negotiated modifications to retiree benefits that, in exchange for other consideration, now require retirees to make benefit contributions as a result of caps on Company-paid retiree medical costs implemented in late 1993. A retiree’s failure to pay contributions results in a termination of benefits. We prevailed in similar litigation filed in 1995 involving salaried employees arising at our Wabash, Indiana location. Divine, et al. v. GenCorp Inc., U.S.D.C., N.D. IN (South Bend, IN), Case No. 96-CV-0394-AS.

     The plaintiffs consist of four hourly retirees from the Jeannette, Pennsylvania facility of OMNOVA, the company spun-off from GenCorp on October 1, 1999, two hourly retirees from OMNOVA’s former Newcomerstown, Ohio facility, and three hourly retirees from GenCorp’s former tire plants in Akron, Ohio; Mayfield, Kentucky; and Waco, Texas. The plaintiffs sought class certification seeking to represent all eligible hourly retirees formerly represented by the unions URW or USWA. The unions are not party to the suit and have agreed not to support such litigation pursuant to an agreement negotiated with GenCorp. In December 2003, the trial court denied plaintiffs’ motion for class action certification. The plaintiffs filed a motion seeking reconsideration, and that motion was also denied. Plaintiffs petitioned the Sixth Circuit Court of Appeals for the right to seek an interlocutory appeal of the trial court’s denial of class certification. We filed our opposition with the Court of Appeals on March 16, 2004. In addition, OMNOVA has filed a motion to be dismissed alleging that it is “not a party” to the agreements giving rise to the dispute. Plaintiffs have filed a brief in opposition to OMNOVA’s motion, and a decision by the trial court is pending. Extensive discovery occurred in this case throughout most of 2003. We have given notice to our insurance carriers and are vigorously defending these claims. A trial in the Ohio federal court is not expected until sometime after the summer of 2005.

     OMNOVA has requested defense and indemnification from us regarding this matter. We have denied this request and the party-defendants are now engaged in arbitration as required pursuant to the 1999 GenCorp-OMNOVA spin-off agreements. Discovery has concluded and it is anticipated that the arbitration will be decided in the spring of 2004.

GenCorp Inc. v. Olin Corporation

     In August 1991, Olin Corporation (Olin) advised us that under a 1962 manufacturing agreement with Olin (the 1962 Agreement), it believed GenCorp to be jointly and severally liable for certain Superfund remediation costs, estimated by Olin to be $70 million. The costs are associated with a former Olin manufacturing facility and its waste disposal sites in Ashtabula County, Ohio. In 1993, we sought a declaratory judgment in federal court (the Ohio Court) that we are not responsible for such environmental remediation costs. GenCorp Inc. v. Olin Corporation, Case No. 5:93CV2269, U.S. District Court, N.D. Ohio. Olin counterclaimed seeking a judgment that we are liable for a share of remediation costs. We argued that we are not derivatively or directly liable as an arranger for disposal of waste at the “Big D Campground” landfill (Big D site), both as a matter of fact and law. As a defense to Olin’s counterclaim, we asserted that under the terms of the 1962 Agreement, Olin had a contractual obligation to insure against environmental and other risks and that its failure to protect such insurance payments under these policies precluded Olin from recovery against us for these remediation costs. Further, we claim that any failure on Olin’s part to comply with the terms of such insurance policies would result in our being entitled to breach of contract remedies resulting in a reduction in any CERCLA liability amounts determined to be owed to Olin that would have otherwise been recovered from Olin’s insurance carriers (the Reduction Claims).

     In 1999, the Ohio Court rendered an interim decision on CERCLA liability. The Ohio Court found GenCorp 30 percent liable and Olin 70 percent liable for remediation costs at the Big D site. The Ohio Court also found GenCorp 40 percent liable and Olin 60 percent liable for remediation costs, including costs for off-site disposal (other than the Big D site) and costs attributable to contamination at the Olin TDI facility, a plant built and operated by Olin on GenCorp property near the Big D site. However, the trial court did not rule on our Reduction Claims and determined it would hold these claims in abeyance.

     In a related case, on August 27, 2002, the U.S. District Court for the Southern District of New York (the NY Court) ruled that Olin failed to protect its right to payments under its insurance policies for the Big D site. The NY Court based its ruling on the fact that Olin had failed to timely notify its insurance carriers of its claims. Given Olin’s contractual obligations and the NY Court’s finding that Olin failed to give proper notice of a claim under these insurance policies, management could not then, or at this time, estimate the possible amount of liability arising from this case, if any.

     Olin appealed the NY Court’s ruling to the Second Circuit Court of Appeals. In November 2003, the Second Circuit Court of Appeals vacated the NY Court’s decision with respect to Olin’s excess insurance carriers. While the appeals court upheld the dismissal as to the primary carriers, it held the trial court failed to make a record sufficient to dismiss the excess carriers. Thus, the court returned the case to the NY Court for further proceedings holding that the decision could not be upheld on the basis of the facts as outlined in the NY Court’s decision. On further review, the NY Court may still decide that Olin’s notice to the excess insurance carriers remains untimely or could decide it was timely. If the NY Court decides Olin’s notice was untimely, the Ohio Court could rule in GenCorp Inc. v. Olin Corporation that Olin’s late notice constituted a breach of its obligation under the 1962 Agreement to protect the insurance; or it could conclude that Olin’s conduct does not support our Reduction Claims and thus does not reduce our liability. If the Ohio Court rules that Olin’s late notice is a breach of the 1962 Agreement, then it must determine the damages suffered by us as a result of the breach. We have argued that the proper measure of damages is the coverage limits of the policies that Olin forfeited — an amount in this case that is more than sufficient to cover our entire liability.

     Nonetheless, on November 21, 2002, the Ohio Court issued a memorandum opinion and judgment entering “final” judgment in favor of Olin in the amount of approximately $19 million plus prejudgment interest in the amount of approximately $10 million. At that time, the Ohio Court did not decide our Reduction Claims against Olin. The Ohio Court held that our Reduction Claims “are held in abeyance pending the resolution of [Olin’s] appeal in the New York insurance litigation.”

     On January 22, 2003, the Ohio Court issued a judgment order stating the case was “terminated” on the Ohio Court’s docket. However, in its memorandum opinion and order of the same date, the Ohio Court stated “[w]hether there was an insurable event upon which Olin would have been entitled to recovery had it provided its insurers with timely notice... and... whether GenCorp is entitled to credit based upon Olin’s omission which foreclosed insurance recovery for Big D, remain unresolved.” Management believes that a recovery on our Reduction Claims could range from a nominal amount to an amount sufficient to reduce the judgment against us in its entirety.

     We have appealed our CERCLA contribution liability to the Sixth Circuit Court of Appeals (the Court of Appeals). GenCorp Inc. v. Olin Corporation, Docket Nos. 03-3019; 03-3211, United States Court of Appeals for the Sixth Circuit. We believe that we are not directly or indirectly liable as an arranger for Olin’s waste disposal at the Big D site and that we did not either actively control Olin’s waste disposal choices or operate the plant on a day-to-day basis. Management believes it will prevail on appeal. The parties have submitted their briefs to the Court of Appeals and have requested oral argument, which is expected to be set, if granted, during the spring or summer of 2004 and judgment appeals court to follow in late 2004 or 2005.

     Our Reduction Claims portion of the case is on hold pending final resolution of the NY Court’s determination as to whether Olin’s notice to its insurance carriers was or was not timely. Irrespective of the outcome of its appeal, we believe we have contractual protection against Olin’s claims by virtue of Olin’s obligations to procure and protect insurance. The Ohio Court had previously stated that pursuant to the terms of the 1962 Agreement, it was Olin’s contractual obligation to obtain insurance coverage and the evidence adduced during the litigation showed that Olin had in place insurance coverage during the period in question in the amount of $40 million to $50 million.

     In summary, while the Ohio Court has found us liable to Olin for a CERCLA contribution payment, we have concluded it is not appropriate to accrue any additional amount related to that finding because: (a) we previously accrued the entire amount of our estimated potential liability for contamination at the Olin TDI facility and related offsite contamination, except for disposal at the Big D site; (b) we believe we will prevail on appeal on the basis that we are not derivatively or directly liable as an arranger for disposal at the Big D site, both as a matter of fact and law; and (c) irrespective of whether, upon exhausting all avenues of appeal, there is a finding of CERCLA liability, we believe that: (i) if Olin prevails in its appeal of the NY Court ruling, we will ultimately benefit from available insurance proceeds and may make no payment to Olin; or (ii) if Olin fails in its appeal, that Olin’s breach of its contractual obligations to provide insurance will result in a reduction in, or elimination of, some or all of such liability. In any event, the possible amount of additional liability arising from this case or any reduction in our liability, if any, cannot be established at this time.

Vinyl Chloride Toxic Tort Cases

     Between the early 1950’s and 1985, we produced polyvinyl chloride (PVC) resin at our former Ashtabula, Ohio facility. PVC is the most common form of plastic currently on the market. A building block compound of PVC is vinyl chloride (VC), now listed as a known carcinogen by several governmental agencies. OSHA has strictly regulated workplace exposure to VC since 1974.

     Since the mid-1990’s, we have been named in 34 toxic tort cases involving alleged exposure to VC. With the exception of one case brought by the family of a former Ashtabula employee, we are alleged to be a “supplier/manufacturer” of PVC and/or a civil co-conspirator with other VC and PVC manufacturers. Plaintiffs generally allege that we suppressed information about the carcinogenic risk of VC to industry workers, and placed VC or PVC into commerce without sufficient warnings. Of these 34 cases, 16 have been settled or dismissed on terms favorable to us, including the case where we were the employer.

     Of the 18 currently pending cases, there are two cases which allege VC exposure through various aerosol consumer products. In these cases, VC is alleged to have been used as an aerosol propellant during the 1960’s, and the suits name numerous consumer product manufacturers, in addition to more than 30 chemical manufacturers. We used VC internally, but never supplied VC for aerosol or any other use. The other 16 cases involve employees at VC or PVC facilities which had no connection to us, one of which is a class action seeking a medical monitoring program for former employees at a PVC facility in New Jersey. The complaints in each of these cases assert that our involvement in the alleged conspiracy stems from our membership in trade associations.

     The following tables set forth information related to our historical product liability costs associated with our vinyl chloride litigation cases.

Vinyl Chloride Cases

	Quarter Ended	Year Ended	Year Ended
	Feb 29, 2004	Nov. 30, 2003	Nov. 30, 2002
	(dollars in thousands)
Claims filed	1	11	12
Claims dismissed	2	4	1
Claims settled	—	2	2
Claims pending	18	19	14
Aggregate settlement costs	$—	$55	$58
Average settlement costs	$—	$27	$29

     Legal and administrative fees for the VC cases for the first quarter 2004 were approximately $0.1 million. Legal and administrative fees for the VC cases for 2003 and 2002 were approximately $0.4 million and $0.3 million, respectively.

     Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against us, we are unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued for such contingencies. We are vigorously defending against all claims in these cases.

Asbestos Litigation

     Over the years, we and our subsidiary Aerojet have from time to time been named as defendants in lawsuits alleging personal injury or death due to exposure to asbestos in building materials or in manufacturing operations. The majority have been filed in Madison County, Illinois and San Francisco, California. Since 1998, more than 80 of these asbestos lawsuits have been resolved, with the majority being dismissed and many being settled for less than $0.1 million each. As of February 29, 2004, there were 43 asbestos cases pending, including the Goede case, which is on appeal.

     In November 2002, a jury verdict against Aerojet in the amount of approximately $5 million in the Circuit Court of the City of St. Louis, Missouri, led to a judgment of approximately $2 million after setoff based on plaintiffs’ settlements with other defendants, which we have accrued. Goede et al. v. A. W. Chesterton Inc. et al., Case No. 012-9428, Circuit Court, City of St. Louis, MO. The $3 million setoff was based on plaintiffs’ settlements with other defendants. Post-trial motions filed by Aerojet and the plaintiffs were denied by the trial court. Aerojet has appealed and is asking the appellate court to vacate the judgment and order a new trial based on, among other things, the trial court’s actions during trial that denied Aerojet the opportunity to introduce testimony from certain witnesses and to introduce certain evidence at trial. The appellate court heard oral arguments on December 9, 2003. A ruling is expected in 2004.

Asbestos Cases

	Quarter Ended	Year Ended	Year Ended
	Feb 29, 2004	Nov. 30, 2003	Nov. 30, 2002
	(dollars in thousands)
Claims filed	8	40	14
Claims dismissed	5	21	16
Claims settled	2	6	7
Claims pending	43	42	29
Aggregate settlement costs	$855	$226	$232
Average settlement costs	$428	$38	$33

     Legal and administrative fees for the asbestos cases for the first quarter 2004 were approximately $0.6. Legal and administrative fees for the asbestos cases for 2003 and 2002 were approximately $1.4 million and $0.7 million, respectively. Fees for 2002 include costs associated with the litigation of the Goede et al. v. A. W. Chesterton Inc. et al. matter. However, aggregate settlement costs and average settlement costs for 2002 do not include the Goede matter, a case currently on appeal.

     Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions), filed against us and our subsidiaries, we are unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued for such contingencies.

Other Legal Matters

     We are subject to other legal actions, governmental investigations and proceedings relating to a wide range of matters in addition to those discussed above. While there can be no certainty regarding the outcome of any litigation, investigation or proceeding, in the opinion of our management, after reviewing the information that is currently available with respect to such matters, any liability that may ultimately be incurred with respect to these matters is not expected to materially affect our consolidated financial condition. The effect of the resolution of these matters on our financial condition and results of operations, our liquidity and available financial resources cannot be predicted because any such effect depends on both future results of operations, liquidity position and available financial resources, and the amount and timing of the resolution of such matters. In addition, it is possible that amounts could be significant in any particular reporting period.

b. Environmental Matters

Sacramento, California

     In 1989, a federal district court in California approved a Partial Consent Decree (Decree) requiring Aerojet to conduct a Remedial Investigation/Feasibility Study (RI/FS) of a portion of Aerojet’s Sacramento site. The Decree required Aerojet to prepare a RI/FS report on specific environmental conditions present at the site and alternatives available to remediate such conditions. Aerojet also is required to pay for certain governmental oversight costs associated with Decree compliance. Beginning in the mid 1990’s, the State of California expanded its surveillance of perchlorate and nitrosodimethylamine (NDMA). Under the RI/FS, traces of these chemicals were detected using new testing protocols in public water supply wells near Aerojet’s Sacramento site.

     Aerojet has substantially completed its efforts under the Decree to determine the nature and extent of contamination at the Sacramento site. Aerojet has preliminarily identified the technologies that will likely be used to remediate the site and has estimated costs using generic remedial costs from Superfund remediation databases. Aerojet will continue to conduct feasibility studies to refine technical approaches and costs to remediate the site. The remediation costs are principally for design, construction, enhancement and operation of groundwater and soil treatment facilities, ongoing project management and regulatory oversight, and are expected to be incurred over a period of approximately 15 years. Aerojet is also addressing groundwater contamination both on and off its facilities through the development of operable unit feasibility studies. On August 19, 2002, the U.S. Environmental Protection Agency (EPA) issued an administrative order requiring Aerojet to implement the EPA approved remedial action for the Western Groundwater Operable Unit. A nearly identical order was issued by the California Regional Water Quality Control Board, Central Valley (Central Valley RWQCB). Aerojet has discovered a zone of previously unidentified NDMA contaminated groundwater located to the north and west of the Western Groundwater Operable Unit boundaries. The source and extent of the contamination is under investigation. This goundwater zone will most likely be incorporated into the Western Groundwater Operable Unit remediation plan. Aeroject believes that no municipal drinking water wells are threatened by this finding. A discussion of Aerojet’s efforts to estimate these costs is contained below under the heading “Environmental Reserves and Estimated Recoveries.”

     On April 15, 2002, the United States District Court approved and entered a Stipulation and Order Modifying the Partial Consent Decree (Stipulation and Order). Among other things, the Stipulation and Order removed approximately 2,600 acres of Aerojet’s property from the requirements of the Decree and from the Superfund site designation, enabling us to put the 2,600 acres to more productive use. The Stipulation and Order (i) requires us to provide a guarantee of up to $75 million (in addition to a prior $20 million guarantee) to assure that remediation activities at the Sacramento site are fully funded; (ii) requires Aerojet to provide a short-term and long-term plan to replace lost water supplies; and (iii) divides the Superfund site into “Operable Units” to allow Aerojet and the regulatory agencies to more efficiently address and restore priority areas. For the first three years of the Stipulation and Order, the new guarantee is partially offset by financial assurances provided in conjunction with the Baldwin Park Operable Unit (BPOU) agreement (discussed below). Obligations under the $75 million aggregate guarantee are limited to $10 million in any year. Both the $75 million aggregate guarantee and the $10 million annual limitation are subject to adjustment annually for inflation.

     On August 27, 2003, Aerojet entered into an agreement with the Sacramento County Water Agency (the County) whereby it agreed to transfer all of its remediated groundwater to the County. Subject to various provisions of the County agreement including approval under California Environmental Quality Act, the County will assume responsibility for providing replacement water to ASWC and other impacted water purveyors up to the amount of remediated water Aerojet transfers to the County. Aerojet has also agreed to pay to the County approximately $13 million over several years toward the cost of constructing a replacement water supply project. If the amount of Aerojet’s transferred water is in excess of the replacement water provided to the impacted water purveyors, the County has committed to make water available for the development of Aerojet’s land in an amount equal to the excess. In December 2003 and January 2004, Aerojet entered into certain agreements with ASWC which, when combined with Aerojet’s agreement with the County are anticipated to satisfy Aerojet’s obligations under EPA and RWQCB Orders to provide replacement water in eastern Sacramento County.

     Aerojet leased the southern portion of the Sacramento site to Douglas Aircraft for rocket assembly and testing from 1957 to 1961 and sold approximately 3,800 acres, including the formerly leased portion, to Douglas Aircraft in 1961. Aerojet reacquired the property known as IRCTS from MDC, the successor to Douglas Aircraft and now an operating unit of The Boeing Company, in 1984. Both MDC and Aerojet were ordered to investigate and remediate environmental contamination by certain orders issued in 1991 and 1994 by the California Department of Toxic Substance Control (DTSC) and a similar 1997 order of the Central Valley RWQCB.

     The California Department of Toxic Substances, through the Attorney General’s Office, recently proposed certain penalties against us relating to its findings in connection with audits for 2000, 2002 and 2003 at our Sacramento, California facility. After discussing such matters with the Attorney General’s Office, we entered into a Stipulation for Entry of Final Judgment with the DTSC and agreed to pay penalties of approximately $1 million.

     In March 2004, the California office of Environmental Health Hazard Assessment (OEHHA) established a perchlorate Public Health Goal at 6 parts per billion (ppb). The California Department of Health Services immediately established an Action level for perchlorate at 6 ppb. The previous Action Level was 4 ppb. California may change the Public Health Goad and Action Level after the federal National Academy of Sciences completes its reference dose assessment, which is anticipated to occur in the fall of 2004. Aerojet is evaluating the impact, if any, of the new standards on its remediation efforts.

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

     In May 1997, as a result of the development of more sensitive measuring methods, perchlorate was detected in wells in the BPOU. NDMA was also detected using newly developed measuring methods. Suspected sources of perchlorate include Aerojet’s solid rocket development and manufacturing activities in the 1940’s and 1950’s, military ordnance produced by another company at a facility adjacent to the Aerojet facilities in the 1940’s, the burning of confiscated fireworks by local fire departments, and fertilizer used in agriculture. NDMA is a suspected byproduct of Aerojet’s liquid rocket fuel activities in the same time period. NDMA is also a contaminant in cutting oils used by many businesses and is found in many foods. In addition, a chemical known as 1,4 dioxane is present and is being treated at the BPOU. Aerojet may be a minor contributor of this chemical.

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

     Following extended negotiations, Aerojet, along with seven other PRPs (the Cooperating Respondents) signed a Project Agreement in late March 2002 with the Water Quality Authority, Watermaster, Valley County Water District, La Puente Valley Water District, San Gabriel Valley Water Company, Suburban Water Systems and California Domestic Water Company (the Water Entities). The Project Agreement became effective on May 9, 2002.

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

     As part of Aerojet’s sale of its Electronics and Information Systems (EIS) business to Northrop Grumman Corporation (Northrop) in October 2001, the EPA approved a Prospective Purchaser Agreement with Northrop to absolve it of pre-closing liability for contamination caused by the Azusa facility, which liability will remain with Aerojet. As part of that agreement, Aerojet agreed to put $40 million into an irrevocable escrow for the BPOU project to fund Aerojet’s obligations under the Project Agreement. In addition, GenCorp agreed to provide a $25 million guarantee of Aerojet’s obligations under the Project Agreement. During the first three years of the Project Agreement, the GenCorp guarantee is partially offset by other financial assurances provided in conjunction with the Project Agreement.

     Also as part of the EIS sale to Northrop, Aerojet paid the EPA $9 million which was an amount to be offset against Aerojet’s share of the EPA’s total claimed past costs (the EPA now claims total past costs are approximately $28 million). A very substantial share of the EPA’s past costs relate to the period prior to 1997 when the sole contamination being considered involved VOCs. Aerojet believes that it is responsible for less than 10 percent of these costs. Unresolved at this time is the issue of California’s past costs which were last estimated at approximately $4 million.

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

     The EPA has retained the services of a professional mediator to assist the recipients of the UAO for groundwater investigation and remediation to form a group and negotiate with the EPA and the water entities. The cost estimates to implement projects under the UAO prepared by the EPA and the water entities range from $77 to $127 million.

Other Sites

     We have studied remediation alternatives for our closed Lawrence, Massachusetts facility, which was primarily contaminated with PCBs, and have begun site remediation and off-site disposal of debris. As part of these remediation efforts, we are working with local, state and federal officials and regulatory agencies to return the property to a beneficial use. The time frame for the remediation and redevelopment project is currently estimated to range from two to three years.

     We are also currently involved, together with other companies, in approximately 27 other Superfund and non-Superfund remediation sites. In many instances, our liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and our involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in our experience, interim and final allocations of liability costs are generally made based on relative contributions of waste. In our previous experience, our allocated share has frequently been minimal, and in many instances, has been less than one percent. Also, we are seeking recovery of our costs from our insurers.

Environmental Reserves and Estimated Recoveries

Reserves

     We continually review estimated future remediation costs that we could incur, which take into consideration the investigative work and analysis of our engineers, engineering studies performed by outside consultants, and the advice of our legal staff and outside attorneys regarding the status and anticipated results of various administrative and legal proceedings. In most cases only a range of reasonably possible costs can be estimated. In establishing our reserves, the most probable estimated amount is used when determinable and the minimum is used when no single amount is more probable. The timing of payment for estimated future environmental costs is subject to variability and depends on the timing of regulatory approvals for planned remedies and the construction and completion of the remedies.

     A summary of our environmental reserve activity is shown below:

	November 30, 2003		February 29, 2004
	Reserve	Expenditures	Reserve
	(Millions)
Aerojet	$298	$(6)	$292
Other Sites	17	(1)	16

Total	$315	$(7)	$308

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

     Pursuant to the Global Settlement covering environmental costs associated with Aerojet’s Sacramento site and its former Azusa site, Aerojet can recover up to 88 percent of its environmental remediation costs for these sites through the establishment of prices for Aerojet’s products and services sold to the U.S. government. Allowable environmental costs are charged to these contracts as the costs are incurred. Aerojet’s mix of contracts can affect the actual reimbursement made by the U.S. government. Because these costs are recovered through forward-pricing arrangements, the ability to continue recovering these costs depends on Aerojet’s sustained business volume under U.S. government contracts and programs and the relative size of Aerojet’s commercial business.

     In conjunction with the sale of EIS, Aerojet entered into an agreement with Northrop whereby Aerojet will be reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement. Amounts reimbursed are subject to annual limitations, with excess amounts carrying over to subsequent periods, the total of which will not exceed $190 million over the term of the agreement, which ends in 2028. As of February 29, 2004, $162 million in potential future reimbursements was available over the remaining life of the agreement.

     As part of the acquisition of the ARC propulsion business, Aerojet entered into an agreement with ARC pursuant to which Aerojet is responsible for up to $20 million of costs (Pre-Close Environmental Costs) associated with environmental issues that arose prior to Aerojet’s acquisition of the ARC propulsion business. Pursuant to a separate agreement with the U.S. government which was entered into prior to closing of the ARC acquisition, these Pre-Close Environmental Costs will be treated as allowable overhead costs combined with Aerojet’s environmental costs under the Global Settlement, and will be recovered through the establishment of prices for Aerojet’s products and services sold to the U.S. government. These costs will be allocated to all Aerojet operations (including the previously excluded Redmond, Washington operations) beginning in 2005.

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

10. Arrangements with Off-Balance Sheet Risk

     As of February 29, 2004, obligations required to be disclosed in accordance with FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others consisted of:

—	$55 million in outstanding commercial letters of credit expiring in 2004 and 2005 securing obligations for environmental remediation, insurance coverage and litigation.

—	Up to $120 million aggregate in guarantees by GenCorp of Aerojet’s obligations to government agencies for environmental remediation activities, subject to partial offsets for other financial assurances provided in conjunction with these obligations. (See Note 9(c).)

—	$37 million in guarantees by GenCorp of bank loans and lines of credit of its subsidiaries.

—	Guarantees, jointly and severally, by GenCorp’s material domestic subsidiaries, of GenCorp’s obligations under its bank credit agreements and its $150 million Senior Subordinated Notes due August 2013 (see Note 8 and Note 13).

11. Shareholders’ Equity

     On February 4, 2004, our Board of Directors declared a quarterly dividend of three cents per share on our common stock. The dividends were paid on February 29, 2004.

12. Other Comprehensive Income (Loss), Net of Income Taxes

     Comprehensive income (loss) encompasses net income (loss) and other comprehensive income (loss) items, which includes all other non-owner transactions and events that change shareholders’ equity. Our other comprehensive income (loss) includes the effects of foreign currency translation adjustments, changes in the fair value of certain derivative financial instruments and changes in the minimum funding liability for pension obligations.

     The components of other comprehensive income and the related income tax effects are presented in the following table:

	Three months ended
	February 29,	February 28,
	2004	2003
	(Millions)
Net income (loss)	$(19)	$3
Other comprehensive income (loss), net of income taxes:
Effects of foreign currency translation adjustments	8	18
Change in fair value of interest rate swap	—	(1)

Total comprehensive income (loss)	$(11)	$20

13. Operating Segments and Related Disclosures

     Our continuing operations are organized into four segments based on different products and customer bases: Aerospace and Defense, GDX Automotive, Fine Chemicals and Real Estate. See Note 1 for additional information related to our operating segments.

     We evaluate our operating segments based on several factors, of which the primary financial measure is segment performance. Segment performance represents net sales less applicable costs, expenses and provisions for restructuring and unusual items relating to operations. Segment performance excludes corporate income and expenses, provisions for unusual items not related to operations, interest expense, income taxes and minority interest.

     Selected financial information for each reportable segment is as follows:

	Three Months ended
	February 29,	February 28,
	2004	2003
	(dollars in millions)
Net Sales:
Aerospace and Defense	$113	$61
GDX Automotive	184	191
Fine Chemicals	13	17
Real Estate	1	2
Intersegment sales elimination	(3)	—

Total	$308	$271

Segment Performance:
Aerospace and Defense	$11	$7
Retirement benefit plan (expense) income	(7)	1

Aerospace and Defense Total	4	8
GDX Automotive	(10)	6
Retirement benefit plan expense	(4)	(1)

GDX Automotive Total	(14)	5
Fine Chemicals	—	2
Retirement benefit plan expense	—	—

Fine Chemicals Total	—	2
Gross Margin on Real Estate asset sales	—	—
Leasing and other activities and expenses	1	1
Retirement benefit plan expense	—	—

Real Estate Total	1	1

Total	$(9)	$16

	Three Months ended
	February 29,	February 28,
	2004	2003
	(dollars in millions)
Reconciliation of segment performance to income before income taxes:
Segment Performance	$(9)	$16
Interest expense	(10)	(5)
Corporate retirement benefit plan expense	(4)	(1)
Corporate and other expenses	(8)	(5)

Income (Loss)Before Income Taxes	$(31)	$5

14. Condensed Consolidating Financial Information

     We are providing condensed consolidating financial information for our material domestic subsidiaries that have guaranteed the Senior Subordinated Notes and for those subsidiaries that have not guaranteed the Senior Subordinated Notes. These 100 percent owned subsidiary guarantors have, jointly and severally, fully and unconditionally guaranteed the Senior Subordinated Notes. The subsidiary guarantees are senior subordinated obligations of each subsidiary guarantor and rank (i) prior in right of payment with all senior indebtedness, (ii) equal in right of payment with all senior subordinated indebtedness and (iii) senior in right of payment to all subordinated indebtedness, in each case, of that subsidiary guarantor. The subsidiary guarantees will also be effectively subordinated to any secured indebtedness of the subsidiary guarantor with respect to the assets securing that indebtedness. Absent both default and notice as specified in our Senior Credit Facility and agreements governing our outstanding convertible notes and the Senior Subordinated Notes, there are no restrictions on our ability to obtain funds from our subsidiary guarantors by dividend or loan.

     We have not presented separate financial and narrative information for each of the subsidiary guarantors, because we believe that such financial and narrative information would not provide investors with any additional information that would be material in evaluating the sufficiency of the guarantees. Therefore, the following condensed consolidating financial information summarizes the financial position, and results of operations and cash flows for our guarantor and non-guarantor subsidiaries.

Condensed Consolidating Statements of Income

     Three Months Ended February 29, 2004:

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$43	$138	$127	$—	$308
Cost of products sold	41	121	118	—	280
Selling, general and administrative	13	5	8	—	26
Depreciation and amortization	5	10	7	—	22
Interest expense	6	1	3	—	10
Other, net	—	—	1	—	1

Income (loss) before income taxes	(22)	1	(10)	—	(31)
Income tax benefit	9	—	3	—	12

Income (loss) before equity earnings	(13)	1	(7)	—	(19)
Equity (losses) earnings of subsidiaries	(6)	—	—	6	—

Net Income (Loss)	$(19)	$1	$(7)	$6	$(19)

     Three Months Ended February 28, 2003:

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$54	$98	$119	$—	$271
Cost of products sold	50	76	102	—	228
Selling, general and administrative	11	3	4	—	18
Depreciation and amortization	5	8	5	—	18
Interest expense	2	1	2	—	5
Other, net	(4)	—	1	—	(3)

Income (loss) before income taxes	(10)	10	5	—	5
Income tax benefit (provision)	6	(3)	(5)	—	(2)

Income (loss) before equity earnings	(4)	7	—	—	3
Equity earnings of subsidiaries	7	—	—	(7)	—

Net Income	$3	$7	$—	$(7)	$3

Condensed Consolidating Balance Sheets

		Guarantor	Non-guarantor
February 29, 2004	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash	$16	$25	$28	$—	$69
Accounts receivable	11	91	75	—	177
Inventories, net	6	188	36	—	230
Prepaid expenses and other	18	46	6	—	70

Total current assets	51	350	145	—	546
Property, plant and equipment, net	61	256	199	—	516
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	178	—	—	178
Prepaid pension asset	152	178	4	—	334
Goodwill	22	99	80	—	201
Intercompany, net	(242)	390	(148)	—	—
Other noncurrent assets, net	1,127	120	47	(1,166)	128

Total assets	$1,171	$1,571	$327	$(1,166)	$1,903

Short-term borrowings and current portion of long-term debt	$3	$—	$27	$—	$30
Accounts payable	16	30	54	—	100
Other current liabilities	33	198	42	—	273

Total current liabilities	52	228	123	—	403
Long-term debt, net of current portion	569	—	7	—	576
Reserves for environmental remediation	10	245	—	—	255
Postretirement benefits other than pensions	101	53	10	—	164
Other noncurrent liabilities	20	64	2	—	86

Total liabilities	752	590	142	—	1,484
Total shareholders’ equity	419	981	185	(1,166)	419

Total liabilities and shareholders’ equity	$1,171	$1,571	$327	$(1,166)	$1,903

		Guarantor	Non-guarantor
November 30, 2003	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash	$9	$3	$52	$—	$64
Accounts receivable	10	92	74	—	176
Inventories, net	5	173	33	—	211
Prepaid expenses and other	12	47	6	—	65

Total current assets	36	315	165	—	516
Property, plant and equipment, net	61	260	195	—	516
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	183	—	—	183
Prepaid pension asset	145	195	5	—	345
Goodwill	22	99	76	—	197
Intercompany, net	(271)	408	(137)	—	—
Other noncurrent assets, net	1,135	138	52	(1,175)	150

Total assets	$1,128	$1,598	$356	$(1,175)	$1,907

Short-term borrowings and current portion of long-term debt	$22	$—	$30	$—	$52
Accounts payable	19	39	56	—	114
Other current liabilities	50	216	55	—	321

Total current liabilities	91	255	141	—	487
Long-term debt, net of current portion	479	—	7	—	486
Reserves for environmental remediation	11	251	—	—	262
Postretirement benefits other than pensions	99	53	10	—	162
Other noncurrent liabilities	20	59	3	—	82

Total liabilities	700	618	161	—	1,479
Total shareholders’ equity	428	980	195	(1,175)	428

Total liabilities and shareholders’ equity	$1,128	$1,598	$356	$(1,175)	$1,907

Condensed Consolidating Statements of Cash Flows

		Guarantor	Non-guarantor
February 29, 2004	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(34)	$1	$(11)	$—	$(44)
Cash flows from investing activities:
Capital expenditures	(3)	(5)	(6)	—	(14)

Net cash (used in) investing activities	(3)	(5)	(6)	—	(14)
Cash flows from financing activities:
Net transfers (to) from parent	(30)	26	4	—	—
Borrowings (repayments) on notes payable and long-term debt, net	65	—	(5)	—	60
Other financing activities	9	—	(7)	—	2

Net cash provided by financing activities	44	26	(8)	—	62
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	1	—	1

Net increase (decrease) in cash and cash equivalents	7	22	(24)	—	5
Cash and cash equivalents at beginning of year	9	3	52	—	64

Cash and cash equivalents at end of period	$16	$25	$28	$—	$69

		Guarantor	Non-guarantor
February 28, 2003	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(13)	$—	$—	$—	$(13)
Cash flows from investing activities:
Capital expenditures	(2)	(2)	(5)	—	(9)
Other investing activities	—	—	7	—	7

Net cash provided by (used in) investing activities	(2)	(2)	2	—	(2)
Cash flows from financing activities:
Net transfers (to) from parent	6	4	(10)	—	—
Borrowings (repayments) on notes payable and long-term debt, net	10	—	—	—	10
Other financing activities	(1)	—	—	—	(1)

Net cash provided by (used in) financing activities	15	4	(10)	—	9
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	3	—	3

Net increase (decrease) in cash and cash equivalents	—	2	(5)	—	(3)
Cash and cash equivalents at beginning of year	—	13	35	—	48

Cash and cash equivalents at end of period	$—	$15	$30	$—	$45

15. New Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board (FASB) issued a revised SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. The revision requires additional annual disclosures relating to the plan assets, investment strategy, measurement dates, plan obligations and cash flows, and interim disclosures of the components of net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans, as well as estimated cash flows if materially different from previously discussed amounts. These disclosure requirements are effective for our second quarter and all future quarterly and annual reports.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, our operating results for interim periods may not be indicative of the results of operations for a full year. This section contains a number of forward –looking statements, all of which are based on current expectations and are subject to risks and uncertainties including those described in this Quarterly Report under the heading “Risk Factors.” Actual results may differ materially. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended November 30, 2003, and periodic reports subsequently filed with the United States Securities and Exchange Commission (SEC).

Overview

     We are a multinational technology-based company operating primarily in North America and Europe. Our continuing operations are organized into four segments: Aerospace and Defense, GDX Automotive, Fine Chemicals and Real Estate. Our Aerospace and Defense segment includes the operations of Aerojet-General Corporation (Aerojet), which develops and manufactures propulsion systems for space and defense applications, armament systems for precision tactical weapon systems and munitions applications, and advanced airframe structures. Primary customers served include major prime contractors to the U.S. government, the Department of Defense (DOD) and the National Aeronautics and Space Administration (NASA). Our GDX Automotive segment is a major automotive supplier, engaged in the development, manufacture and sale of highly engineered extruded and molded rubber and plastic sealing systems for vehicle bodies and windows for automotive original equipment manufacturers. Our Fine Chemicals segment consists of the operations of Aerojet Fine Chemicals LLC (AFC), sales of which are primarily from custom manufactured active pharmaceutical ingredients and advanced/registered intermediates to pharmaceutical and biotechnology companies. Our Real Estate segment includes activities related to the development, sale and leasing of our real estate assets.

     On October 17, 2003, our Aerospace and Defense segment completed the acquisition of substantially all of the assets of the propulsion business of Atlantic Research Corporation (ARC), a subsidiary of Sequa Corporation, for a purchase price of $144 million, comprised of $133 million in cash and estimated direct acquisition costs and purchase price adjustments of $11 million. In March 2004, Sequa proposed purchase price adjustments which would require that Aerojet make an additional payment. The proposed adjustments are being negotiated.

     In October 2002, our Aerospace and Defense segment acquired the assets of the General Dynamics Ordnance and Tactical Systems Space Propulsion and Fire Suppression business (Redmond, Washington operations) for $93 million, including cash of $90 million and transaction costs of $5 million, net of a purchase price adjustment of $2 million which was received by us in the first quarter of 2004.

Results of Operations

     The following section pertains to activity included in our Unaudited Condensed Consolidated Statements of Income, which are contained in Part I, Item 1 of this Report. See Note 13 to our Unaudited Condensed Consolidated Financial Statements for financial results for each of our operating segments.

	Three months ended
	February 29,	February 28,	Increase/
	2004	2003	(Decrease)
	(Dollars in millions, except per share amounts)

Net Sales	$308	$271	$37

Costs and Expenses
Cost of products sold	280	228	52
Selling, general and administrative	26	18	8
Depreciation and amortization	22	18	4
Interest expense	10	5	5
Other (income) expense, net	1	(3)	4

Income (Loss) Before Income Taxes	(31)	5	(36)
Income tax benefit (provision)	12	(2)	14

Net Income (Loss)	$(19)	$3	$(22)

     Net sales increased 14 percent to $308 million in the first quarter 2004 compared to $271 million in 2003. Contributing to the increase were sales from the recently acquired propulsion business of ARC, which was completed by Aerojet in October 2003. At our GDX Automotive Segment, favorable currency translation impacts on sales were offset by a decline in volume and increased pricing concessions.

     Cost of products sold increased 23 percent to $280 million in the first quarter 2004 compared to $228 million in 2003. Cost of products sold as a percentage of revenues increased to 91 percent in the first quarter 2004 compared to 84 percent in the first quarter 2003. The percentage increase was attributable primarily to our GDX Automotive segment and included higher start-up costs associated with new production, and fixed costs associated with underutilization of plants due to volume decreases related to this segment.

     Selling, general and administrative expenses increased in the first quarter 2004 primarily due to a $14 million increase in retirement benefit plan expense. Approximately $8 million of this increase is included in cost of products sold, while the other $6 million is included in our selling, general and administrative expenses.

     Depreciation and amortization increased $4 in the first quarter 2004 when compared to 2003. The increase is the result of depreciation related to ARC and increased amortization of deferred financing costs incurred in recent debt offerings.

     Interest expense increased to $10 million in the first quarter 2004 from $5 million in 2003 due to higher debt levels and higher average interest rates. Additional debt includes amounts incurred to finance the ARC acquisition and the 4% contingent convertible subordinated notes issued in January 2004, which were used to pay down other long-term debt and for general corporate purposes.

     Other (income) expense net included foreign currency transaction gains in 2003 of $3 million. We recorded negligible foreign currency transaction gains in the first quarter 2004.

     Our effective tax rate of approximately 38% in the first quarter 2004 is comparable to the effective tax rate in 2003.

Results of Operating Segments

Aerospace and Defense Segment

     First quarter 2004 sales were $113 million compared to $61 million in the first quarter 2003. The increase primarily reflects $39 million in sales from the ARC business and increased deliveries on the F-22 Raptor program.

     First quarter segment performance in 2004 was $4 million compared to $8 million in 2003. Excluding employee retirement benefit plan income or expense, segment performance was $11 million in the first quarter 2004 compared to $7 million in the first quarter 2003. The increase reflects the impact of higher sales and changes in program mix.

     During the first quarter 2004, Aerojet was selected for contract award by the Northrop Grumman and Raytheon team to provide the kill vehicle Liquid Divert and Attitude Control System in support of the National Missile Defense Kinetic Energy Interceptor program. In addition, Aerojet’s recently acquired ARC business was named by Raytheon to be the propulsion supplier for the Variable Flow Ducted Rocket Flight Vehicle Concepts program.

     As of February 29, 2004, Aerojet’s contract backlog was $803 million, compared to $830 million as of November 30, 2003. Funded backlog, which includes only the amount of those contracts for which money has been directly authorized by the U.S. Congress, or for which a firm purchase order has been received by a commercial customer, was approximately $416 million as of February 29, 2004, compared to $425 million as of November 30, 2003.

GDX Automotive Segment

     First quarter 2004 sales were $184 million compared to $191 million in 2003. The decrease in sales reflects lower volumes and increased pricing concessions to major customers, offset in part by foreign currency rates.

     First quarter segment performance for 2004 was a loss of $14 million compared to $5 million of income in 2003. Excluding the expense from employee retirement benefit plans, segment performance decreased by $16 million compared to the first quarter 2003. The decline in segment performance reflects lower volumes on selected platforms, new product start-up costs, higher material costs, foreign currency rates and the impact of pricing concessions, partially offset by lower production costs. Historically, GDX Automotive has experienced higher margins in its second and fourth quarters.

Fine Chemicals Segment

     First quarter 2004 sales were $13 million compared to $17 million for the first quarter 2003. The decrease reflects the timing of sales of certain products currently under long-term manufacturing agreements.

     First quarter segment performance for 2004 was break-even compared to $2 million in the prior year period. The decrease reflects lower sales volumes, changes in product mix, and a delay caused by a late receipt of customer furnished material.

     As of February 29, 2004, Fine Chemicals’ backlog was $49 million compared to $57 million as of November 30, 2003. These amounts represent the unfilled sales value of firm customer purchase orders.

Real Estate Segment

     There were no sales of real estate assets in the first quarter 2004 or 2003. Segment performance was $1 million in both periods. During the quarter we announced plans of a 1,390 acre master planned community called Easton and filed applications for zoning with the County of Sacramento. We expect that the application process will take up to three years and that construction could begin in 2007.

Corporate and Other Expenses

     Corporate and other expenses increased in the first quarter 2004 to $8 million compared to $5 million in the first quarter 2003. Corporate and other expenses in 2003 included $3 million in foreign currency exchange rate gains, compared to nominal amounts in 2004. Corporate and other expenses included amortization of debt financing costs of $2 million in the first quarter 2004 and $1 million in the first quarter 2003.

Other Information

Environmental Matters

     Our policy is to conduct our businesses with due regard for the preservation and protection of the environment. We devote a significant amount of resources and management attention to environmental matters and actively manage ongoing processes to comply with environmental laws and regulations. We are involved in the remediation of environmental conditions that resulted from generally accepted manufacturing and disposal practices in the 1950s and 1960s followed at certain plants. In addition, we have been designated a PRP with other companies at third party sites undergoing investigation and remediation.

     Estimating environmental remediation costs is difficult due to the significant uncertainties inherent in these activities, including the extent of the remediation required, changing governmental regulations and legal standards regarding liability, evolving technologies and the long periods of time over which most remediation efforts take place. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 96-1 (SOP 96-1), Environmental Remediation Liabilities and Staff Accounting Bulletin No. 92 (SAB 92), Accounting and Disclosure Relating to Loss Contingencies, we:

•	accrue for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred, and when our proportionate share of the costs can be reasonably estimated. In some cases, only a range of reasonably possible costs can be estimated. In establishing our reserves, the most probable estimate is used when determinable and the minimum estimate is used when no single amount is more probable; and

•	record related estimated recoveries when such recoveries are deemed probable.

Key Accounting Policies and Estimates

     Our financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). GAAP offers acceptable alternative methods for accounting for certain items affecting our financial results, such as determining inventory cost, depreciating long-lived assets and recognizing revenues.

     The preparation of financial statements in accordance with GAAP requires the use of estimates, assumptions, judgments and interpretations that can affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities and other supplemental disclosures. The development of accounting estimates is the responsibility of our management. Management discusses those areas that require significant judgments with the audit committee of our board of directors. The audit committee has reviewed all financial disclosures in our filings with the SEC. Although we believe that the positions we have taken with regard to uncertainties are reasonable, others might reach different conclusions and our positions can change over time as more information becomes available. If an accounting estimate changes, its effects are accounted for prospectively.

     The areas most affected by our accounting policies and estimates are revenue recognition/long-term contracts, goodwill and intangible assets, employee pension and postretirement benefit obligations, litigation, environmental remediation costs and income taxes. Except for income taxes, which are not allocated to our business segments, these areas affect the financial results of our business segments.

     These areas are discussed in more detail in our Annual Report on Form 10-K for the year ended November 30, 2003. There have been no significant changes in our key accounting policies during the first three months of 2004.

New Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board (FASB) issued a revised SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. The revision requires additional annual disclosures relating to the types of plan assets, investment strategy, measurement dates, plan obligations and cash flows, and interim disclosures of the components of net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans, as well as estimated cash flows if materially different from previously discussed amounts. These disclosure requirements are effective for our second quarter and all future quarterly and annual reports.

Liquidity and Capital Resources

     We broadly define liquidity as our ability to generate sufficient operating cash flows, as well as our ability to obtain debt and equity financing and to convert to cash those assets that are no longer required to meet our strategic financial objectives. Changes in net cash provided by operating activities generally reflect earnings plus depreciation and amortization and other non-cash charges and the effect of changes in working capital. Changes in working capital generally are the result of timing differences between the collection of customer receivables and payment for materials and operating expenses.

     As of February 29, 2004 our cash and cash equivalents totaled $69 million and the ratio of current assets to current liabilities, or current ratio, was 1.35. As of November 30, 2003, our cash and cash equivalents totaled $64 million and the current ratio was 1.06. The change in the current ratio as of February 29, 2004 compared to November 30, 2003, reflects the changes in current assets and liabilities including the repayment of the current portion of long-term debt as a result of the issuance of the 4% Notes. (See Note 8 in Notes to our Unaudited Condensed Consolidated Financial Statements.)

     Cash and cash equivalents increased by $5 million during the quarter ended February 29, 2004. The change in cash and cash equivalents is as follows:

	Three months ended
	February 29,	February 28
	2004	2003
	Dollars in Millions
Net cash (used in) operating activities	$(44)	$(13)
Net cash (used in) investing activities	(14)	(2)
Net cash provided by financing activities	62	9
Effect of exchange rate fluctuations on cash and cash equivalents	1	3

Increase(decrease) in cash and cash equivalents	$5	$(3)

     Our liquidity was supplemented by borrowings from time to time under our credit facilities to meet working capital requirements and to finance capital expenditures of $14 million and $9 million in the first quarter 2004 and 2003, respectively. In addition, in January 2004, we issued $125 million aggregate principal amount of 4% Contingent Convertible Subordinated Notes (4% Notes), generating net proceeds of approximately $120 million. (See Note 8 in Notes to our Unaudited Condensed Consolidated Financial Statements).

     On December 31, 2003, we entered into an amendment and waiver with the lenders under our Senior Credit Facilities which permitted the issuance of the 4% Notes, excluded the net proceeds from the mandatory prepayment provisions of the Senior Credit Facilities, and allowed for the use of the net proceeds to repay the outstanding borrowings under the Revolving Credit Facility and to pre-pay the next 12 months of scheduled principal amortization under the Term Loan A in the amount of $19 million. The remaining net proceeds may be used for general purposes. The amendment and waiver also relaxed certain of the financial covenants contained in our Senior credit facilities going forward. For example, for 2004 the minimum interest coverage ratio was reduced to 3.40 to 1.00 for the quarter ended February 29, 2004, to 2.60 to 1.00 for the quarters ending May 31 and August 31, 2004 and to 2.50 to 1.00 for the quarter ending November 30, 2004. The maximum leverage ratio was increased to 5.00 to 1.00 for the quarter ended February 29, 2004 and 5.50 to 1.00 for each of the remaining three quarters of 2004. In addition, certain other covenants, including the covenants limiting asset sales and loans, were amended to permit us to close a manufacturing facility located in Chartres, France, to dispose of the assets related to this facility closure, and to take other related actions. We were in compliance with our financial covenants as of February 29, 2004.

Net cash used in operating activities

     Net cash used in operating activities for the first quarter 2004 was $44 million compared with $13 million in the first quarter 2003. Net cash used in operating activities for the first quarter 2004 was negatively affected by the segment operating loss in GDX Automotive, and increased working capital requirements for GDX Automotive, Aerojet and Fine Chemicals, partially offset by full payment of an outstanding note receivable in the amount of $20 million. Increased working capital is driven by tooling expenditures at GDX Automotive, certain program requirements at Aerojet and production timing at Fine Chemicals.

Net cash used in investing activities

     Investment activities included capital expenditures of $14 million for the first quarter 2004. For the first quarter 2003, capital expenditures were $9 million, offset by $7 million from the sale of GDX Automotive assets in Germany, for a net use of cash of $2 million. Capital expenditures directly support our contract and customer requirements and are primarily made for asset replacement, capacity expansion, development of new projects, cost reduction initiatives, and safety and productivity improvements.

Net cash provided by financing activities

     Net cash provided by financing activities for the first quarter 2004 was $62 million compared with $9 million for the first quarter 2003. Cash flow related to financing activities in both periods relate primarily to activities involving our borrowings, net of repayments of $60 million and $10 million in the first quarter of 2004 and 2003, respectively. In January 2004, we issued $125 million aggregate principal amount of 4% Notes, generating net proceeds of approximately $120 million. The net proceeds were used first to repay outstanding borrowings under the Revolving Credit Facility, and second, to pre-pay the next 12 months of scheduled principal amortization under the Term Loan A. The remaining net proceeds are for general corporate purposes.

     Other financing activities generated net proceeds of $2 million in the first quarter 2004 and net cash outflows of $1 million in the first quarter of 2003.

Outlook

     As disclosed in Notes 9(a) and 9(b) in Notes to our Unaudited Condensed Consolidated Financial Statements, we have exposure for certain legal and tax matters. We believe that it is currently not possible to estimate the impact, if any, that the ultimate resolution of these matters will have on our financial position or cash flows.

     We currently believe that our existing cash and cash equivalents, forecasted operating cash flows and borrowings available under our credit facilities will provide sufficient funds to meet our operating plan for the next twelve months. The operating plan for this period provides for full operation of our business, interest and principal payments on our debt and anticipated dividend payments.

     We may access capital markets to raise debt or equity financing to fund strategic acquisitions. The timing, terms, size and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing.

     If we experience adverse economic developments and are not able to raise debt or equity financing in the capital markets or to obtain bank borrowings, we believe that we can generate additional funds to meet our liquidity requirements for the next twelve months by reducing working capital requirements, deferring capital expenditures, implementing cost reduction initiatives in addition to those already included in our operating plan, selling assets, or through a combination of these means.

     Major factors that could adversely impact our forecasted operating cash and our financial condition are described in “Forward-Looking Statements” following this section and “Business Outlook” below. In addition, our liquidity and financial condition will continue to be affected by changes in prevailing interest rates on the portion of debt that bears interest at variable interest rates.

Forward-Looking Statements

     Certain information contained in this report should be considered “forward-looking statements” as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information, may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying or judgments concerning, matters discussed in the statements. The words “believe,” “estimate,” “anticipate,” “project” and “expect,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation and anticipated costs of capital. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Some important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements include, but are not limited to, the following:

•	legal and regulatory developments that may have an adverse impact on us or our segments. For example: 1) our operations and financial condition could be adversely impacted if the judgment order in the amount of approximately $29 million entered November 21, 2002 against GenCorp in GenCorp Inc. v. Olin Corporation (U.S. District Court for the Northern District of Ohio, Eastern Division), which is described in more detail in Note 11(a) in Notes to Unaudited Condensed Consolidated Financial Statements is upheld on appeal and the offsets to which we believe we are entitled are not realized; 2) restrictions on real estate development that could delay our proposed real estate development activities; and 3) a change in toxic tort or asbestos litigation trends that is adverse to us; or 4) changes in international tax laws or currency controls;

•	changes in our company-wide or business segment strategies, which may result in changes in the types or mix of business in which we are involved or choose to invest;

•	changes in U.S., global or regional economic conditions, which may affect, among other things, 1) customer funding for the purchase of aerospace and defense products, which may impact the Aerospace and Defense segment’s business base and, as a result, impact our ability to recover environmental costs; 2) consumer spending on new vehicles, which could reduce demand for products from our GDX Automotive segment; 3) healthcare spending and demand for the pharmaceutical ingredients produced by the Fine Chemicals segment; 4) our ability to successfully complete our real estate activities; and 5) the funded status and costs related to our employee retirement benefit plans;

•	risks associated with our Aerospace and Defense segment’s role as a defense contractor including: 1) the right of the U.S. government to terminate any contract for convenience; 2) modification or termination of U.S. government contracts due to lack of congressional funding; and 3) the lack of assurance that bids for new programs will be successful, or that customers will exercise contract options or seek or follow-on contracts with us due to the competitive marketplace in which we compete;

•	changes in U.S. and global financial and equity markets, including market disruptions and significant currency or interest rate fluctuations, that may impede our access to, or increase the cost of, external financing for our operations and investments or materially affect our results of operations and cash flows;

•	increased competitive pressures, both domestically and internationally, which may, among other things, affect the performance of our businesses; for example, the automotive industry is increasingly outsourcing the production of key vehicle sub-assemblies and, accordingly, industry suppliers, such as our GDX Automotive segment, will need to demonstrate the ability to be a reliable supplier of integrated components to maintain and expand our market share;

•	labor disputes, which may lead to increased costs or disruption of operations in our Aerospace and Defense, GDX and Fine Chemicals segments;

•	changes in product mix, which may affect automotive vehicle preferences and demand for our GDX Automotive segment’s products;

•	technological developments or patent infringement claims; which may impact the use of critical technologies in our Aerospace and Defense, GDX and Fine Chemicals segments leading to reduced sales or increased costs; and

•	an unexpected adverse result or required cash outlay in the toxic tort cases, environmental proceedings or other litigation, or change in proceedings or investigations pending against us.

     This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Additional risk factors may be described from time to time in our filings with the U.S. Securities and Exchange Commission. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results and may be beyond our control.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes to our disclosures related to certain market risks as reported under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report of GenCorp to the U.S. Securities and Exchange Commission on Form 10-K for the year ended November 30, 2003, except as noted below.

Interest Rate Risk

     We are exposed to market risk principally due to changes in domestic interest rates. Debt with interest rate risk includes borrowings under our credit facilities.

     We use interest rate swaps and a combination of fixed and variable rate debt to reduce our exposure to interest rate risk. As of February 29, 2004, our long-term debt totaled $606 million, of which $559 million, or 92 percent was at an average fixed rate of 6.38 percent, and $47 million, or 8 percent was at an average variable rate of 4.12 percent.

     Effective January 2003, we entered into swaps on $100 million of Term Loan variable rate debt for a two-year period as required by the Restated Credit Facility. Our fixed interest rate under these swaps including the Eurocurrency margin is 6.02 percent for the two-year period. As of February 29, 2004 and February 28, 2003, the fair value of these swaps was a liability of $1 million included in other noncurrent liabilities with an offsetting amount recorded as an unrealized loss in other comprehensive income/loss.

     The estimated fair value of our long-term debt was $624 million as of February 29, 2004 compared to a carrying value of $606 million. The fair value of the 4% Notes, the 5.75% Notes and the 9.50% Notes were determined based on quoted market prices as of February 27, 2004. The fair value of the remaining long-term debt was determined to approximate carrying value as the interest rates are generally variable based on market interest rates and reflect current market rates available to us.

Foreign Currency Exchange Risk

     We periodically use foreign currency forward contracts to reduce our exposure to exchange rate fluctuations on intercompany loans denominated in foreign currencies. In the first quarter 2004, we entered into a foreign currency forward contract totaling 6 million Euro which matures on July 26, 2004. Forward contracts are marked-to-market each period and unrealized gains or losses are included in other income and expense and offset the gains or losses on the underlying debt. The remaining foreign currency denominated debt which is subject to exchange rate exposure is not material to our consolidated financial statements.

Item 4. Controls and Procedures

     Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e)

and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the Evaluation Date). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that the Company’s disclosure controls and procedures were effective such that the information relating to the Company, including its consolidated subsidiaries, required to be disclosed in the Company’s Securities and Exchange Commission (SEC) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     Except as disclosed in Note 9(a) and Note 9(b) in Part I, which are incorporated herein by reference, there have been no significant developments in the pending legal proceedings as previously reported in the Annual Report of GenCorp Inc. to the SEC on Form 10-K for the year ended November 30, 2003. Reference is made to Item 3, Legal Proceedings in our Annual Report on Form 10-K for the year ended November 30, 2003.

Item 2(c). Securities Sold but not registered

     In January 2004, we issued $125 million aggregate principal amount of our 4% Contingent Convertible Subordinated Notes due 2024 in a private placement pursuant to Rule 144A under the Securities Act of 1933.

     Each $1,000 principal amount of the 4% Notes is convertible at each holder’s option into 64.8088 shares of our common stock (subject to adjustment as provided in the Indenture dated January 16, 2003, by and between GenCorp and The Bank of New York, as Trustee (the Indenture)) only if: (i) during any calendar quarter if the closing price of the common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the immediately preceding calendar quarter exceeds 120 percent of the conversion price on that 30th trading day; (ii) we have called the notes for redemption and redemption has not yet occurred; (iii) during the five trading day period after any five consecutive trading day period in which the average trading price of the notes for each day of such five-day period is less than 95 percent of the product of the common stock price on that day multiplied by the number of shares of common stock issuable upon conversion of $1,000 principal amount of the notes; or (iv) certain corporate events have occurred. The conversion rate of 64.8088 shares for each $1,000 principal amount of the 4% Notes is equivalent to an initial conversion price of $15.43 per share of our common stock. None of these events have occurred subsequent to the issuance of the notes.

     Issuance of the 4% Notes generated net proceeds of approximately $120 million. The terms of our Senior Credit Facilities were amended on December 31, 2003 to allow the use of the net proceeds, which were first used to repay the $40 million of outstanding borrowings under the Revolving Credit Facility, and second, to pre-pay the next 12 months of scheduled principal amortization under the Term Loan A in the amount of $19 million. The remaining net proceeds are for general corporate purposes.

Item 6. Exhibits and Reports on Form 8-K

     A) Exhibits

No. Description

     B) Reports on Form 8-K

On January 12, 2004, the Company filed a Form 8-K to furnish under Item 9 (Regulation FD disclosure) and Item 12 incorporating its press release dated January 9, 2004, which stated that the Company raised previously issued earnings guidance for 2003.

On January 14, 2004, the Company filed a Form 8-K under Item 5 thereof incorporating two press releases dated January 12, 2004 and January 13, 2004. The press release dated January 12, 2004 announced that the Company was seeking to raise $100 million through a private placement of contingent convertible fixed rate subordinated notes. The press release dated January 13, 2004 announced that the Company had agreed to sell $100 million aggregate principal amount of its contingent convertible fixed rate subordinated notes due 2024 in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended.

On January 21, 2004, the Company filed a Form 8-K under Item 5 thereof incorporating its press release dated January 20, 2004, in which the Company announced that it had filed an application with the County of Sacramento, California for the development of a 1,400 acre master plan community called “Easton.”

On January 28, 2004, the Company filed a Form 8-K to furnish under Item 9 (Regulation FD disclosure) and Item 12 incorporating its press release dated January 28, 2004, in which the Company reported financial results for the fourth quarter and fiscal year ended November 30, 2003.

On February 3, 2004, the Company filed a Form 8-K under Item 5 thereof incorporating its press release dated January 29, 2004, in which the Company announced that it issued an additional $25 Million of its 4% Contingent Convertible Subordinated Notes due 2024 pursuant to the exercise, in full, of the option granted to one of the initial purchasers in connection with the private placement of notes announced on January 13, 2004.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GenCorp Inc.
Date: April 5, 2004	By:	/s/ Yasmin R. Seyal Yasmin R. Seyal Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: April 5, 2004	By:	/s/ Terry L. Hall Terry L. Hall Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)