Form 10-Q
period 2004-05-31
GENCORP INC
filed 2004-07-15
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: May 31, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 1-1520

GenCorp Inc.

(Exact name of registrant as specified in its charter)

Ohio (State of Incorporation)	34-0244000 (I.R.S. Employer Identification No.)

Highway 50 and Aerojet Road Rancho Cordova, California (Address of Principal Executive Offices)	95670 (Zip Code)

P.O. Box 537012 Sacramento, California (Mailing Address)	95853-7012 (Zip Code)

Registrant’s telephone number, including area code (916) 355-4000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

     As of June 30, 2004, there were 44,822,476 outstanding shares of our Common Stock, $0.10 par value.

GenCorp Inc.

Quarterly Report on Form 10-Q
For the Quarterly Period Ended May 31, 2004

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

GenCorp Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended		Six months ended
	May 31,		May 31
	2004	2003	2004	2003
	(Dollars in millions, except per share amounts)
Net Sales	$136	$101	$260	$181
Costs and Expenses
Cost of products sold	115	78	224	137
Selling, general and administrative	15	10	28	19
Depreciation and amortization	10	8	20	17
Interest expense	8	5	16	9
Other income, net	—	—	(1)	(3)

Income (loss) from continuing operations before income taxes	(12)	—	(27)	2
Income tax benefit (provision)	(24)	1	(18)	—

Income (loss) from continuing operations	(36)	1	(45)	2
Income (loss) from discontinued operations, net of tax	(276)	9	(286)	11

Net income (loss)	$(312)	$10	$(331)	$13

Earnings (Loss) Per Share of Common Stock
Basic and Diluted:
Income (loss) per share from continuing operations	$(0.81)	$0.02	$(1.03)	$0.06
Income (loss) per share from discontinued operations	(6.25)	0.20	(6.48)	0.24

Net income (loss) per share	$(7.06)	$0.22	$(7.51)	$0.30

Basic and Diluted:
Weighted average shares of common stock outstanding	44.2	43.2	44.0	43.1

Dividends Declared Per Share of Common Stock	$0.03	$0.03	$0.06	$0.06

See Notes to Unaudited Condensed Consolidated Financial Statements.

GENCORP INC.
Consolidated Balance Sheets
(Unaudited)

	May 31,	November 30,
	2004	2003
	(Dollars in millions,
	except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$51	$64
Accounts receivable	91	92
Inventories, net	197	170
Recoverable from the U.S. government and other third parties for environmental remediation costs	32	37
Current deferred income taxes	—	2
Prepaid expenses and other	8	14
Assets of discontinued operations	319	571

Total Current Assets	698	950
Noncurrent Assets
Property, plant and equipment, net	211	217
Recoverable from the U.S. government and other third parties for environmental remediation costs	176	183
Deferred income taxes	—	17
Prepaid pension asset	302	320
Goodwill	103	100
Other noncurrent assets, net	107	120

Total Noncurrent Assets	899	957

Total Assets	$1,597	1,907

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings and current portion of long-term debt	$28	$52
Accounts payable	29	41
Reserves for environmental remediation	47	53
Income taxes payable	41	23
Other current liabilities	158	181
Liabilities of discontinued operations	154	160

Total Current Liabilities	457	510
Noncurrent Liabilities
Senior subordinated notes	150	150
Convertible subordinated notes	150	150
Contingent convertible subordinated notes	125	—
Other long-term debt, net of current portion	142	186
Reserves for environmental remediation	250	262
Postretirement benefits other than pensions	148	148
Other noncurrent liabilities	76	73

Total Noncurrent Liabilities	1,041	969

Total Liabilities	1,498	1,479

Commitments and Contingent Liabilities
Shareholders’ Equity
Preference stock, par value of $1.00; 15 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150 million shares authorized; 44.8 million shares issued, 44.3 million outstanding as of May 31, 2004; 44.3 million shares issued, 43.8 million shares outstanding as of November 30, 2003	4	4
Other capital	25	19
Retained earnings	39	373
Accumulated other comprehensive income, net of income taxes	31	32

Total Shareholders’ Equity	99	428

Total Liabilities and Shareholders’ Equity	$1,597	$1,907

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	May 31,	May 31,
	2004	2003
	(Dollars in millions)
Operating Activities
Income (loss) from continuing operations	$(45)	$2
Adjustments to reconcile income (loss) to net cash used in continuing operations:
Foreign currency gain	—	(4)
Depreciation and amortization	20	17
Deferred income taxes	19	10
Changes in assets and liabilities:
Current assets	(15)	(19)
Noncurrent assets	36	4
Current liabilities	(24)	(13)
Noncurrent liabilities	(9)	(20)

Net cash used in continuing operations	(18)	(23)
Net cash (used in) provided by discontinued operations	(18)	22

Net Cash Used in Operating Activities	(36)	(1)
Investing Activities
Capital expenditures	(9)	(4)
Investing activities of discontinued operations	(21)	(10)

Net Cash Used in Investing Activities	(30)	(14)
Financing Activities
Proceeds from issuance of contingent convertible subordinated notes	125	—
Repayments on revolving credit facility	(30)	—
Borrowings (repayments) of short-term debt	(15)	11
Proceeds from the issuance of other long-term debt	2	9
Repayments of other long-term debt	(26)	(11)
Debt issuance costs	(5)	—
Dividends paid	(2)	(3)
Other equity transactions	5	2

Net Cash Provided by Financing Activities	54	8

Effect of exchange rate fluctuations on cash and cash equivalents	(1)	5

Net Decrease in Cash and Cash Equivalents	(13)	(2)
Cash and Cash Equivalents at Beginning of Period	64	48

Cash and Cash Equivalents at End of Period	$51	$46

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Nature of Operations

     We have prepared the accompanying Unaudited Condensed Consolidated Financial Statements, including our accounts and the accounts of our wholly-owned and majority-owned subsidiaries, in accordance with the instructions to Form 10-Q and therefore do not include all of the information and notes required by accounting principles generally accepted in the United States (GAAP). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 30, 2003, as filed with the Securities and Exchange Commission (SEC). Unless otherwise indicated or required by the context, as used in this Quarterly Report on Form 10-Q, the terms “we,” “our,” and “us” refer to GenCorp Inc. and all of our subsidiaries that are consolidated under GAAP.

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

     We are a multinational technology-based company operating primarily in North America. Our continuing operations are organized into three segments: Aerospace and Defense, Fine Chemicals and Real Estate. The Aerospace and Defense segment includes the operations of Aerojet-General Corporation (Aerojet), which develops and manufactures propulsion systems for space and defense applications, armament systems for precision tactical weapon systems and munitions applications, and advanced airframe structures. Primary customers served include major prime contractors to the U.S. government, the Department of Defense (DOD) and the National Aeronautics and Space Administration (NASA). The Fine Chemicals segment consists of the operations of Aerojet Fine Chemicals LLC (AFC), sales of which are primarily from custom manufactured active pharmaceutical ingredients and advanced/registered intermediates to pharmaceutical and biotechnology companies. The Real Estate segment includes activities related to the development, sale and leasing of our real estate assets. Information on our operations by segment is provided in Note 16.

     During the second quarter of 2004, we classified the GDX Automotive (GDX) operating segment as discontinued operations as a result of our announced plans to sell the business. See additional discussion in Note 15. For all periods presented, we have classified the results of GDX as discontinued operations in the Condensed Consolidated Statements of Income. The assets and liabilities of GDX have been classified as Assets of Discontinued Operations and Liabilities of Discontinued Operations in the Consolidated Balance Sheets as of May 31, 2004 and November 30, 2003.

     On October 17, 2003, Aerojet completed the acquisition of substantially all of the assets of the propulsion business of Atlantic Research Corporation (ARC), a subsidiary of Sequa Corporation, for a purchase price of $144 million, comprised of $133 million in cash and estimated direct acquisition costs and purchase price adjustments of $11 million. In March 2004, Sequa proposed purchase price adjustments which would require that Aerojet make an additional payment. The two parties have been negotiating the proposed adjustments and have reached a mutual understanding on several matters. On other matters, the parties are in disagreement and are preparing for binding arbitration. Management does not believe the resolution of these matters will have a material effect on our financial condition.

2. Earnings (Loss) Per Share of Common Stock

     A reconciliation of the numerator and denominator used to calculate basic and diluted earnings (loss) per share of common stock (EPS) is presented in the following table (dollars in millions, except per share amounts, shares in thousands):

	Three months ended May 31,		Six months ended May 31,
	2004	2003	2004	2003
Numerator for Basic and Diluted EPS
Income (loss) from continuing operations	$(36)	$1	$(45)	$2
Income (loss) from discontinued operations	(276)	9	(286)	11

Net income (loss) available to common shareholders	$(312)	$10	$(331)	$13

Denominator for Basic EPS
Weighted average shares of common stock outstanding	44,193	43,226	44,044	43,115

Denominator for Diluted EPS
Weighted average shares of common stock outstanding	44,193	43,226	44,044	43,115
Employee stock options and other	—	22	—	27

	44,193	43,248	44,044	43,142

Basic and Diluted:
Income (loss) per share from continuing operations	$(0.81)	$0.02	$(1.03)	$0.06
Income (loss) per share from discontinued operations	(6.25)	0.20	(6.48)	0.24

Net income (loss) per share	$(7.06)	$0.22	$(7.51)	$0.30

     The effect of a conversion of our $150 million aggregate principal amount of 5.75% Convertible Subordinated Notes issued in April 2002 (5.75% Notes) into common stock was not included in the computation of diluted earnings (loss) per share for the three and six months ended May 31, 2004 and May 31, 2003 because the effect would be antidilutive for these periods. Our $125 million aggregate principal amount of 4% Contingent Convertible Subordinated Notes due 2024, issued in January 2004 (4% Notes) were not convertible into common stock as of May 31, 2004, accordingly, the 4% Notes were not included in the computation of diluted earnings (loss) per share for the three and six months ended May 31, 2004. The 5.75% Notes are convertible at an initial conversion rate of 54.29 shares per $1,000 outstanding. The 4% Notes are convertible at an initial conversion rate of 64.8088 shares per $1,000 outstanding. Potentially dilutive securities that were not included in the diluted EPS calculation because they would have been antidilutive also include 3,278,005 and 3,249,000 employee stock options for the three months ended May 31, 2004 and 2003, respectively and 3,278,005 and 3,209,000 employee stock options for the six months ended May 31, 2004 and 2003, respectively.

3. Stock Based Compensation

     As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, we apply the existing accounting rules under APB Opinion No. 25, Accounting for Stock Issued to Employees, which provides that no compensation expense is charged for options granted at an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense for our stock option plans been determined based upon the fair value at the grant date for awards under these plans using market-based option valuation models, net income (loss) and the effect on net income (loss) per share would have been as follows (dollars in millions, except per share amounts):

	Three months ended May 31,		Six months ended May 31,
	2004	2003	2004	2003
Net income (loss), as reported	$(312)	$10	$(331)	$13
Add: Stock based compensation expense reported, net of related tax effects	—	—	—	(1)

Net income (loss), pro forma	$(312)	$10	$(331)	$12

Earnings (loss) per share:
As reported
Basic and Diluted	$(7.06)	$0.22	$(7.51)	$0.30

Pro forma
Basic and Diluted	$(7.06)	$0.22	$(7.52)	$0.28

     Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the input assumptions can materially affect the fair value estimate, it is our opinion that the existing models do not necessarily provide a reliable single measure of the fair value of the employee stock options. The discontinued operations earnings (loss) per share would not have changed as a result of stock based compensation expense.

4. Inventories, Net

	May 31,	November 30,
	2004	2003
	(dollars in millions)
Raw materials and supplies	$14	$11
Work-in-process	11	12
Finished goods	4	2

Approximate replacement cost of inventories	29	25
Long-term contracts at average cost	219	206
Progress payments	(51)	(61)

Inventories, net	$197	$170

5. Property, Plant and Equipment, Net

	May 31,	November 30,
	2004	2003
	(dollars in millions)
Land	$29	$29
Buildings and improvements	166	162
Machinery and equipment	393	393
Construction-in-progress	19	12

	607	596
Less: accumulated depreciation	(396)	(379)

Property, plant and equipment, net	$211	$217

6. Goodwill

     The changes in the carrying amount of goodwill for the six months ended May 31, 2004 were as follows (dollars in millions):

Goodwill balance at November 30, 2003	$100
Purchase accounting adjustments	3

Goodwill balance at May 31, 2004	$103

     Our goodwill balance at May 31, 2004 and November 30, 2003 relates to our Aerospace and Defense segment. During the first six months of 2004, goodwill of $3 million was recorded as a result of corrections to the valuation of assets and liabilities associated with the ARC acquisition completed in October 2003 and the acquisition of the General Dynamics Ordnance and Tactical Systems Space Propulsion and Fire Suppression business (Redmond, Washington operations) completed in October 2002. The adjustments reflect the use of more accurate data in valuing certain operations acquired as part of the transaction with Sequa Corporation which were required to be disposed of by the Federal Trade Commission as a condition to approving the ARC acquisition and in recording our post-retirement obligation associated with our Redmond, Washington operations employees.

7. Other Noncurrent Assets, Net

	May 31,	November 30,
	2004	2003
	(dollars in millions)
Intangible assets	$29	$30
Notes receivable	—	20
Deferred financing costs	22	20
Real estate held for development and leasing	22	14
Other	34	36

Other noncurrent assets, net	$107	$120

8. Other Current Liabilities

	May 31,	November 30,
	2004	2003
	(dollars in millions)
Accrued goods and services	$62	$67
Advanced payments on contracts	9	14
Accrued compensation and employee benefits	26	30
Postretirement benefits, other than pension	25	29
Other	36	41

Other current liabilities	$158	$181

9. Long-term Debt

	May 31,	November 30,
	2004	2003
	(dollars in millions)
Senior Credit Facility:
Revolving Credit Facility	$—	$30
Term Loan A	28	52
Term Loan B	114	114
Senior Subordinated Notes (9.50% Notes)	150	150
Convertible Subordinated Notes (5.75% Notes)	150	150
Contingent Convertible Subordinated Notes (4% Notes)	125	—
Foreign Credit Facilities and Other Debt	28	42

Total debt	595	538
Less: Amounts due within one year	(28)	(52)

Long-term debt	$567	$486

     As of May 31, 2004, the borrowing limit under our Revolving Credit Facility was $137 million. We had no borrowings and letters of credit of $56 million outstanding under that facility as of May 31, 2004. The average interest rate on the outstanding balance of long term debt was 6.26% as of May 31, 2004, compared to 5.33% as of May 31, 2003. As of May 31, 2004, we also had borrowing limits totaling $20 million on additional credit facilities in Europe and Canada related to our discontinued operations, under which $12 million was outstanding. The outstanding borrowings are included in Foreign Credit Facilities and Other Debt in the table above. Availability under our various credit facilities totaled $89 million as of May 31, 2004.

     The charge recorded as a result of adjusting GDX Automotive to management’s estimate of proceeds to be received on disposition less costs to sell (see Note 15) has caused us to be out of compliance with our consolidated net worth covenant related to our Senior Credit Facility as of May 31, 2004, for which the senior lenders have granted us a waiver through May 31, 2005. We were in compliance with our other debt covenants as of May 31, 2004.

     In connection with the anticipated sale of GDX Automotive, we will be seeking the consent of the lenders under our senior credit facilities to permit the sale of GDX Automotive and to amend and waive certain covenants therewith.

4% Contingent Convertible Subordinated Notes

     In January 2004, we issued $125 million aggregate principal amount of our 4% Contingent Convertible Subordinated Notes due 2024 (4% Notes) in a private placement pursuant to Section 4(2) and Rule 144A under the Securities Act of 1933. The 4% Notes will mature in January 2024. Interest on the notes accrues at a rate of 4% per annum and is payable on January 16 and July 16, beginning July 16, 2004. In addition, contingent interest will be paid during any six-month period, commencing with the six-month period, beginning January 16, 2008, if the average market price of a 4% Note for the five trading days ending on the third trading day immediately preceding the relevant six-month period equals 120% or more of the principal amount of the notes.

     Each $1,000 principal amount of the 4% Notes is convertible at each holder’s option into 64.8088 shares of our common stock (subject to adjustment as provided in the indenture governing the 4% Notes) only if: (i) during any calendar quarter if the closing price of the common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price on that 30th trading day; (ii) we have called the notes for redemption and redemption has not yet occurred; (iii) during the five trading day period after any five consecutive trading day period in which the average trading price of the notes for each day of such five-day period is less than 95% of the product of the common stock price on that day multiplied by the number of shares of common stock issuable upon conversion of $1,000 principal amount of the notes; or (iv) certain corporate events have occurred. The conversion rate of 64.8088 shares for each $1,000 principal amount of the 4% Notes is equivalent to an initial conversion price of $15.43 per share of our common stock. None of these events have occurred subsequent to the issuance of the notes.

     We may redeem some or all of our 4% Notes for cash on or after January 19, 2010. In addition, we may redeem some or all of our notes for cash on or after January 19, 2008 if the closing price of our common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the preceding calendar month is more than 125% of the conversion price of $15.43. Each holder may require us to repurchase for cash all or a portion of its notes on January 16, 2010, 2014, and 2019, or, subject to certain exceptions, upon a change of control. In all cases for either redemption of the notes or repurchase of the notes at the option of the holder, the price is equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any.

     The 4% Notes are general, unsecured obligations and rank equal in right of payment to all of our other existing and future subordinated indebtedness, including the 5.75% Notes, and junior in right of payment to all of our existing and future senior indebtedness, including all of our obligations under our Senior Credit Facilities and all of our existing and future senior subordinated indebtedness, including our outstanding 9.50% Senior Subordinated Notes due 2013 (9.50% Notes). In addition, the 4% Notes are effectively subordinated to any of our secured debt and to any and all debt and liabilities, including trade debt of our subsidiaries.

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

     Issuance of the 4% Notes generated net proceeds of approximately $120 million, which were first used to repay $40 million of outstanding borrowings under the Revolving Credit Facility, and, second, to prepay the next 12 months of scheduled principal amortization under the Term Loan A in the amount of $19 million. The remaining net proceeds are available to be used for general corporate purposes. Amounts repaid under the Revolving Credit Facilty may be reborrowed at any time and the borrowings may be used for any purpose, subject only to the limitations contained in the agreements governing that facility.

Interest Rate Swaps

     Effective January 2003, we entered into interest rate swap agreements on $100 million of our variable rate term loan debt for a two-year period. Under the swap agreements, we make payments based on a fixed rate of 6.02% and receive a London InterBank Offered Rate (LIBOR) based variable rate (4.89% as of May 31, 2004). We account for the interest rate swaps pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and there was no material ineffectiveness recognized in earnings. As of May 31, 2004, the fair value of these swaps resulted in a liability of $1 million, which has been included in other current liabilities with an offsetting amount recorded as an unrealized loss in other comprehensive income.

10. Commitments and Contingencies

     a. Legal proceedings

     From time to time, as discussed in our Annual Report to the SEC on Form 10-K, we and our subsidiaries are subject to legal proceedings, including litigation in federal and state courts, which arise out of, and are incidental to, the ordinary course of business. We are also subject to governmental investigations by state and federal agencies. While we cannot predict the outcome of such proceedings with any degree of certainty, the potential liabilities that may result could have a material adverse effect on our financial position or the results of operations.

Groundwater Cases

     Along with other industrial Potentially Responsible Parties (PRPs) and area water purveyors, Aerojet was sued in three cases by approximately 500 individual plaintiffs residing in the vicinity of Aerojet’s facilities near Sacramento, California (the Sacramento cases). The Sacramento Superior Court through the initial pleading stage had reduced the number of plaintiffs in the Sacramento cases to approximately 300. On or about May 28, 2004, the Sacramento Superior Court dismissed, without leave to amend, 204 plaintiffs, leaving the number of plaintiffs at 88. The remaining individual plaintiffs in the Sacramento cases generally seek damages for illness (in some cases death) and economic injury allegedly caused by their ingestion of groundwater contaminated or served by defendants, without specifying actual damages. Discovery in the Sacramento cases has commenced and trial has been set for July 2005. Aerojet has retained outside counsel and is vigorously defending these actions.

     Aerojet was also sued in 14 cases by approximately 1,100 individual plaintiffs residing in the vicinity of Aerojet’s former facility in Azusa, California (the San Gabriel Valley cases). In the San Gabriel Valley cases, the number of plaintiffs has been reduced to approximately 500. The San Gabriel Valley cases, coordinated for trial in Los Angeles, California, are proceeding under two master complaints and pretrial discovery is in process. The remaining individual plaintiffs in the San Gabriel Valley cases generally seek damages for illness (in some cases death) and economic injury allegedly caused by their ingestion of groundwater contaminated or served by defendants, without specifying actual damages. Aerojet and other industrial defendants involved in the cases are required to carry on certain investigations by order of the U.S. Environmental Protection Agency (EPA) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and the Resource Conservation and Recovery Act (RCRA).

     The trial court in the San Gabriel Valley cases has ruled that regulated water entity defendants will only be held accountable based on quantitative or numerical standards such as “maximum contaminant levels” (MCL) or “action levels.” The trial court also ruled that a single exceedance of a numerical standard does not constitute a violation. Rather, a violation requires a “failure to comply with the regulatory scheme, and not merely by exceedances of the MCL.” Thus, an exceedance of an action level, by itself, does not give rise to a cause of action. Plaintiffs have sought to overturn these rulings, but a final determination has not yet been made. The next step in these cases will be proceedings regarding whether any of the Public Utility Commission regulated water entity defendants served water in violation of the state and federal standards. If it is determined that the regulated water purveyors served water not in violation of drinking water standards, the regulated water purveyor defendants will be dismissed from the litigation, potentially leaving us and other industrial defendants that are not regulated water purveyors as the remaining party-defendants. Several defendants, including San Gabriel Water Company, have settled with the plaintiffs. Currently, 162 of the remaining approximately 500 San Gabriel Valley plaintiffs are subject to early trial — most likely in 2005. Aerojet has notified its insurers, retained outside counsel and is vigorously defending the actions.

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

     In 2001, a disagreement between Aerojet and MDC arose regarding the interpretation of the 1999 Settlement Agreement. In December 2001, MDC filed a second lawsuit in federal court alleging that Aerojet breached the 1999 Settlement Agreement. McDonnell Douglas Corporation v. Aerojet-General Corporation, Case No. CIV-01-2245, U.S. District Court, E.D. CA. Under that lawsuit, MDC sought to have Aerojet bear a 50 percent interim share (rather than the 10 percent interim share accepted by Aerojet) of the costs of investigating and remediating offsite perchlorate groundwater contamination, allegedly associated with activities on IRCTS.

     In November 2002, Aerojet and MDC entered into discussions to settle the second lawsuit by renegotiating the temporary allocation of certain costs associated with the environmental contamination at IRCTS. The parties reached an agreement in principle to settle the allocation dispute relating to costs associated with the environmental contamination at IRCTS and expect to formalize the agreement this summer.

Air Pollution Toxic Tort Cases

     Aerojet and several other defendants have been sued by private homeowners residing in the vicinity of Chino and Chino Hills, California. The cases have been consolidated and are pending in the U.S. District Court for the Central District of California. Baier, et al. v. Aerojet-General Corporation, et al., Case No. EDCV 00 618VAP (RNBx) CA; Kerr, et al. v. Aerojet-General Corporation, Case No. EDCV 01-19VAP (SGLx); and Taylor, et al. v. Aerojet-General Corporation, et al., Case No. EDCV 01-106 VAP (RNBx). Plaintiffs generally allege that defendants released hazardous chemicals into the air at their manufacturing facilities, which allegedly caused illness, death, and economic injury. Various motions have reduced the number of plaintiffs from 80 to 49. Discovery is proceeding in the cases. Trial is likely to be scheduled for 2005. Aerojet has notified its insurers and is vigorously defending the actions.

Water Entity Cases

     In October 1999, Aerojet was sued by American States Water Company (ASWC), a local water purveyor, for damages, including unspecified past costs, future damages and replacement water for contaminated drinking water wells near Aerojet’s Sacramento, California manufacturing facility. American States Water Company, et al. v. Aerojet-General Corporation, et al., Case No. 99AS05949, Sacramento County Superior Court. Weeks before the scheduled trial, Aerojet and ASWC initiated mediation to resolve the dispute. As a result, Aerojet and ASWC have entered into a Memorandum of Understanding (MOU) to settle this matter. Although the settlement agreement has not yet been finalized, the trial court has ruled that the MOU is binding and the trial date has been vacated. Any disputes arising in subsequent negotiations with respect to the settlement agreement are to be resolved by arbitration subject to the continuing jurisdiction of the trial court for enforcement or ancillary purposes.

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

     In October 2002, Aerojet, along with approximately 65 other individual and corporate defendants, was served with four civil suits filed in the U.S. District Court for the Central District of California that seek recovery of costs allegedly incurred in response to the contamination present at the South El Monte Operable Unit (SEMOU) of the San Gabriel Valley Superfund site. The cases are denominated as follows: The City of Monterey Park v. Aerojet-General Corporation, et al., (CV-02-5909 ABC (RCx)); San Gabriel Basin Water Quality Authority v. Aerojet-General Corporation, et al., (CV-02-4565 ABC (RCx)); San Gabriel Valley Water Company v. Aerojet-

General Corporation, et al., (CV-02-6346 ABC (RCx)) and Southern California Water Company v. Aerojet-General Corporation, et al., (CV-02-6340 ABC (RCx)). The cases have been coordinated for ease of administration by the court. The plaintiffs’ claims are based upon allegations of discharges from a former site in the El Monte area, as more fully discussed below under the headings “San Gabriel Valley Basin, California — South El Monte Operable Unit.” Aerojet is vigorously defending the actions as its investigations do not identify a credible connection between the contaminants identified by the water entities in the SEMOU and those detected at Aerojet’s former facility located in El Monte, California, near the SEMOU (East Flair Drive site). Aerojet has notified its insurers of these claims. Discovery is ongoing and a trial is likely to be scheduled for early 2005. The EPA has retained the services of a professional mediator to assist the recipients of its Unilateral Administrative Order (UAO) for groundwater investigation and remediation to form a group and negotiate with the EPA and the water entities. The cost estimates to implement projects under the UAO prepared by EPA and the water entities range from $77 million to $127 million.

Wotus, et al. v. GenCorp Inc. and OMNOVA Solutions Inc.

     In October 2000, a group of hourly retirees filed a federal lawsuit against GenCorp Inc. (GenCorp) and OMNOVA Solutions Inc. (OMNOVA) disputing certain retiree medical benefits. Wotus, et al. v. GenCorp Inc., et al., U.S.D.C., N.D. OH (Cleveland, OH), Case No. 5:00-CV-2604. The retirees seek rescission of the then current Hourly Retiree Medical Plan established in the spring of 1994, and the reinstatement of the prior plan terms. The crux of the dispute relates to union and GenCorp negotiated modifications to retiree benefits that, in exchange for other consideration, now require retirees to make benefit contributions as a result of caps on company-paid retiree medical costs implemented in late 1993. A retiree’s failure to pay contributions results in a termination of benefits. We prevailed in similar litigation filed in 1995 involving salaried employees arising at our Wabash, Indiana location. Divine, et al. v. GenCorp Inc., U.S.D.C., N.D. IN (South Bend, IN), Case No. 96-CV-0394-AS.

     The plaintiffs consist of four hourly retirees from the Jeannette, Pennsylvania facility of OMNOVA, the company spun-off from GenCorp on October 1, 1999, two hourly retirees from OMNOVA’s former Newcomerstown, Ohio facility, and three hourly retirees from our former tire plants in Akron, Ohio; Mayfield, Kentucky; and Waco, Texas. The plaintiffs sought class certification seeking to represent all eligible hourly retirees formerly represented by the unions URW or USWA. The unions are not party to the suit and have agreed not to support such litigation pursuant to an agreement negotiated with us. In December 2003, the trial court denied plaintiffs’ motion for class action certification. The plaintiffs filed a motion seeking reconsideration, and that motion was denied. Plaintiffs petitioned the Sixth Circuit Court of Appeals (Court of Appeals) for the right to seek an interlocutory appeal of the trial court’s denial of class certification. We filed our opposition with the Court of Appeals on March 16, 2004.

     In addition, OMNOVA has filed a motion to be dismissed alleging that it is “not a party” to the agreements giving rise to the dispute. Plaintiffs have filed a brief in opposition to OMNOVA’s motion, and a decision by the trial court is pending. Extensive discovery has occurred in this case. We have given notice to our insurance carriers and are vigorously defending these claims. A trial in the Ohio federal court is not expected until sometime after the summer of 2005.

     OMNOVA had requested defense and indemnification from us regarding this matter. We denied this request and the party-defendants engaged in arbitration as required pursuant to the 1999

GenCorp-OMNOVA spin-off agreements. On May 26, 2004, the arbitrator issued his decision holding that we are required to defend and indemnify OMNOVA in the Wotus matter. As currently written, the arbitrator’s ruling could be read to also cover the Baumgardner case discussed below. However, because we believe that the arbitrator’s ruling was overbroad and exceeded the scope of the arbitration, we intend to seek clarification, and possible modification, of the ruling in Ohio state court.

     As a result of the denial of class certification in the Wotus case and pending the decision on the interlocutory appeal with the Court of Appeals, an additional 238 individuals filed a motion to intervene in the Wotus case. The trial court stayed all proceedings in the Wotus case, including ruling on the motion to intervene, pending the decision of the Court of Appeals regarding whether to accept the plaintiffs’ interlocutory appeal.

     Baumgardner et al. v. GenCorp Inc. and OMNOVA Solutions Inc.

     On or about July 8, 2004, the 238 individuals who are seeking to intervene in the Wotus matter filed a separate lawsuit against GenCorp and OMNOVA, also in the U.S. District Court for the Northern District of Ohio, seeking the same claims and relief (other than class certification) as in the Wotus matter. Baumgardner, et al. v. GenCorp Inc. et al., U.S.D.C., N.D. OH (Cleveland, OH), Case No. 1:04 CV 1278. If (i) the Wotus plaintiffs are successful in obtaining an interlocutory appeal and if the Court of Appeals overturns the trial court and orders that a class be certified, or (ii) the Wotus trial court allows the 238 Baumgardner plaintiffs to intervene in the Wotus case, the Baumgardner plaintiffs have indicated that they would likely voluntarily dismiss the lawsuit without prejudice. We have not yet responded to the Baumgardner claims but we intend to vigorously defend against such claims.

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

     We have appealed our CERCLA contribution liability to the Sixth Circuit Court of Appeals (the Court of Appeals). GenCorp Inc. v. Olin Corporation, Docket Nos. 03-3019; 03-3211, United States Court of Appeals for the Sixth Circuit. We believe that we are not directly or indirectly liable as an arranger for Olin’s waste disposal at the Big D site and that we did not either actively control Olin’s waste disposal choices or operate the plant on a day-to-day basis. The Court of Appeals heard oral arguments on June 11, 2004. A decision is not expected until late 2004 or 2005. Management believes it will prevail on appeal.

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

Vinyl Chloride Toxic Tort Cases

     Between the early 1950s and 1985, we produced polyvinyl chloride (PVC) resin at our former Ashtabula, Ohio facility. PVC is the most common form of plastic currently on the market. A building block compound of PVC is vinyl chloride (VC), now listed as a known carcinogen by several governmental agencies. The Occupational Safety and Health Administration (OSHA) has strictly regulated workplace exposure to VC since 1974.

     Since the mid-1990s, we have been named in 38 toxic tort cases involving alleged exposure to VC. With the exception of one case brought by the family of a former Ashtabula employee, we are alleged to be a “supplier/manufacturer” of PVC and/or a civil co-conspirator with other VC and PVC manufacturers. Plaintiffs generally allege that we suppressed information about the carcinogenic risk of VC to industry workers, and placed VC or PVC into commerce without sufficient warnings. Of these 38 cases, 18 have been settled or dismissed on terms favorable to us, including the case where we were the employer and the cases that allege VC exposure through various aerosol consumer products. In these “aerosol” cases, it was alleged that VC had been used as an aerosol propellant during the 1960s. Defendants in these cases include numerous consumer product manufacturers and more than 30 chemical manufacturers. We used VC internally, but never supplied VC for aerosol or any other use.

     The 20 pending cases involve employees at VC or PVC facilities that had no connection to us. One of the pending cases is a class action seeking a medical monitoring program for former employees at a PVC facility in New Jersey. The complaints in each of these cases assert that our involvement in the alleged conspiracy stems from our membership in trade associations.

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

Asbestos Litigation

     Over the years, we and our subsidiary Aerojet have from time to time been named as defendants in lawsuits alleging personal injury or death due to exposure to asbestos in building materials or in manufacturing operations. The majority have been filed in Madison County, Illinois and San Francisco, California. Since 1998, more than 80 of these asbestos lawsuits have been resolved, with the majority being dismissed and many being settled for less than $0.1 million each. As of May 31, 2004, there were 38 asbestos cases pending, including the Goede case described below.

     In November 2002, a jury verdict against Aerojet in the amount of approximately $5 million in the Circuit Court of the City of St. Louis, Missouri, led to a judgment of approximately $2 million after setoff based on plaintiffs’ settlements with other defendants, which we have accrued. Goede et al. v. A. W. Chesterton Inc. et al., Case No. 012-9428, Circuit Court, City of St. Louis, MO. The $3 million setoff was based on plaintiffs’ settlements with other defendants. Post-trial motions filed by Aerojet and the plaintiffs were denied by the trial court. Aerojet appealed the decision to the Missouri Court of Appeals, Eastern District (the Appellate Court) and asked the Appellate Court to vacate the judgment and order a new trial based on, among other things, the trial court’s actions during trial that denied Aerojet the opportunity to introduce testimony from certain witnesses and to introduce certain evidence at trial, and based on the trial court’s application of Missouri law rather than California law. The appellate court heard oral arguments on December 9, 2003. In an opinion dated May 11, 2004, the Appellate Court denied Aerojet’s appeal and affirmed the trial court’s opinion. Aerojet has filed with the Appellate Court a motion for a rehearing and a petition to transfer to the Supreme Court of Missouri. A ruling on that motion is expected later this year.

     Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against us and our subsidiaries, we are unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued for such contingencies.

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

b. Environmental Matters

Sacramento, California

     In 1989, a federal district court in California approved a Partial Consent Decree (Decree) requiring Aerojet to conduct a Remedial Investigation/Feasibility Study (RI/FS) of a portion of Aerojet’s Sacramento site. The Decree required Aerojet to prepare a RI/FS report on specific environmental conditions present at the site and alternatives available to remediate such conditions. Aerojet also is required to pay for certain governmental oversight costs associated with Decree compliance. Beginning in the mid-1990s, the State of California expanded its surveillance of perchlorate and nitrosodimethylamine (NDMA). Under the RI/FS, traces of these chemicals were detected using new testing protocols in public water supply wells near Aerojet’s Sacramento site.

     Aerojet has substantially completed its efforts under the Decree to determine the nature and extent of contamination at the Sacramento site. Aerojet has preliminarily identified the technologies that will likely be used to remediate the site and has estimated costs using generic remedial costs from Superfund remediation databases. Aerojet will continue to conduct feasibility studies to refine technical approaches and costs to remediate the site. The remediation costs are principally for design, construction, enhancement and operation of groundwater and soil treatment facilities, ongoing project management and regulatory oversight, and are expected to be incurred over a period of approximately 15 years. Aerojet is also addressing groundwater contamination both on and off its facilities through the development of operable unit feasibility studies. On August 19, 2002, the EPA issued an administrative order requiring Aerojet to implement the EPA approved remedial action for the Western Groundwater Operable Unit. A nearly identical order was issued by the California Regional Water Quality Control Board, Central Valley (Central Valley RWQCB). Aerojet has discovered a zone of previously unidentified NDMA contaminated groundwater located to the north and west of the Western Groundwater Operable Unit boundaries. The source and extent of the contamination is under investigation. This groundwater zone will most likely be incorporated into the Western Groundwater Operable Unit remediation plan. Aerojet believes that no municipal drinking water wells are threatened by this finding. A discussion of Aerojet’s efforts to estimate these costs is contained below under the heading “Environmental Reserves and Estimated Recoveries.”

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

     In March 2004, the California office of Environmental Health Hazard Assessment (OEHHA) established a perchlorate Public Health Goal at 6 parts per billion (ppb). The California Department of Health Services immediately established an Action Level for perchlorate at 6 ppb. The previous Action Level was 4 ppb. California may change the Public Health Goal and Action Level after the federal National academy of Sciences completes its reference dose assessment, which is anticipated to occur in the fall of 2004. Aerojet is evaluating the impact, if any, of the new standards on its remediation efforts.

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

     In May 1997, as a result of the development of more sensitive measuring methods, perchlorate was detected in wells in the BPOU. NDMA was also detected using newly developed measuring methods. Suspected sources of perchlorate include Aerojet’s solid rocket development and manufacturing activities in the 1940s and 1950s, military ordnance produced by another company at a facility adjacent to the Aerojet facilities in the 1940’s, the burning of confiscated fireworks by local fire departments, and fertilizer used in agriculture. NDMA is a suspected byproduct of Aerojet’s liquid rocket fuel activities in the same time period. NDMA is also a contaminant in cutting oils used by many businesses and is found in many foods. In addition, a chemical known as 1,4 dioxane is present and is being treated at the BPOU. Aerojet may be a minor contributor of this chemical.

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

South El Monte Operable Unit (SEMOU)

     On December 21, 2000, Aerojet received an order from the Los Angeles Regional Water Quarter Control Board (RWQCB) requiring a work plan for investigation of Aerojet’s former El Monte facility. On January 22, 2001, Aerojet filed an appeal of the order with the Los Angeles RWQCB asserting selective enforcement. The appeal had been held in abeyance pending negotiations with the Los Angeles RWQCB, but due to a two-year limitation on the abeyance period, the appeal was dismissed without prejudice. In March 2001, Aerojet submitted a limited work plan to the Los Angeles RWQCB. On February 21, 2001, Aerojet received a General Notice Letter from the EPA Region IX naming Aerojet as a PRP to the SEMOU of the San Gabriel Valley Superfund site.

     Aerojet continues to negotiate with the Los Angeles RWQCB for a limited investigation of this former facility. The RWQCB recently agreed to allow Aerojet to conduct less than the RWQCB’s demanded scope of work in order to take advantage of site access during building renovations at the site. In the event the RWQCB demands further site investigation, Aerojet may re-file its appeal.

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

     On August 29, 2003, the EPA issued a Unilateral Administrative Order (UAO) against Aerojet and approximately 40 other parties requiring them to conduct the remedial design and remedial action in the SEMOU. The impact of the UAO on the recipients is not clear as much of the remedy is already being implemented by the water entities. The cost estimate to implement projects under the UAO prepared by the EPA and the water entities is approximately $90 million.

     The UAO requires the implementation of the Interim Record of Decision (IROD). The EPA extended the deadline for compliance with the UAO to allow the PRPs to resolve their liabilities with respect to SEMOU. In return, the EPA required the submission of a Good Faith Offer to implement the IROD. We have been working closely with the other PRPs to resolve this matter and submitted a Good Faith Offer to the EPA that was rejected on May 20, 2004. The EPA alleges that we, along with the other UAO recipients, have failed to transmit a Good Faith Offer in compliance with our obligations under the UAO. We are working diligently with the EPA and the other PRPs to resolve this matter and insure compliance with the UAO.

     Aerojet has been served with civil suits filed in the U.S. District Court for the Central District of California by four public and private water companies. The suits seek recovery of costs allegedly incurred in response to the contamination present in the SEMOU. Plaintiffs allege that groundwater in the SEMOU is contaminated with chlorinated solvents and ammonium perchlorate that were released into the environment by Aerojet and other parties causing plaintiffs to incur unspecified response costs and other damages. Aerojet’s investigations to date have not identified a credible connection between the contaminants identified by the water entities in the SEMOU and those detected at Aerojet’s former facility located at 9100 & 9200 East Flair Drive, El Monte, California, which lies in or near the SEMOU.

     Aerojet was successful in its efforts to eliminate several of the claims initially raised by the water entities. However, other claims remain. Discovery is ongoing.

     Aerojet recently filed third-party complaints against several water entities on the basis that they introduced perchlorate-containing Colorado River water to the basin. Responsive pleadings from the water entities have not yet been filed.

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

Environmental Reserves and Estimated Recoveries

Reserves

     We continually review estimated future remediation costs that we could incur, which take into consideration the investigative work and analysis of our engineers and the advice of our legal staff regarding the status and anticipated results of various administrative and legal proceedings. In most cases only a range of reasonably possible costs can be estimated. In establishing our reserves, the most probable estimated amount is used when determinable and the minimum is used when no single amount is more probable. The timing of payment for estimated future environmental costs is subject to variability and depends on the timing of regulatory approvals for planned remedies and the construction and completion of the remedies.

     During 2002, we completed a review of estimated future environmental costs which incorporated, but was not limited to the following: (i) status of work completed since the last estimate; (ii) expected cost savings related to the substitution of new remediation technology and to information not available previously; (iii) obligations for reimbursement of regulatory agency service costs; (iv) updated BPOU cost estimates; (v) costs of complying with the Western Groundwater Administrative Order, including replacement water and remediation upgrades;

(vi) estimated costs related to IRCTS and Aerojet’s Sacramento site; (vii) new information related to the extent and location of previously identified contamination; and (viii) additional construction contingencies. This re-examination of estimated future remediation costs resulted in a net increase in our environmental reserves of $107 million.

     The effect of the final resolution of environmental matters and our obligations for environmental remediation and compliance cannot be accurately predicted due to the uncertainty concerning both the amount and timing of future expenditures. We believe, on the basis of presently available information, that the resolution of environmental matters and our obligations for environmental remediation and compliance will not have a material adverse effect on our results of operations, liquidity or financial condition. We will continue our efforts to mitigate past and future costs through pursuit of claims for recoveries form insurance coverage and other PRPs and continued investigation of new and more cost effective remediation alternatives and associated technologies.

     A summary of our environmental reserve activity is shown below (dollars in millions):

	November 30, 2003		May 31, 2004
	Reserve	Expenditures	Reserve
Aerojet	$298	$(16)	$282
Other Sites	17	(2)	15

Total	$315	$(18)	$297

     As of May 31, 2004, the Aerojet reserves include $170 million for the Sacramento site and $100 million for BPOU. The reserves for the other sites include $8 million for the Lawrence Massachusetts site.

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

     In conjunction with the sale of EIS, Aerojet entered into an agreement with Northrop whereby Aerojet will be reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement. Amounts reimbursed are subject to annual limitations, with excess amounts carrying over to subsequent periods, the total of which will not exceed $190 million over the term of the agreement, which ends in 2028. As of May 31, 2004, $163 million in potential future reimbursements was available over the remaining life of the agreement.

     In conjunction with the review of our environmental reserves discussed above, we revised our estimate of costs that will be recovered under the Global Settlement based on business expected to be conducted under contracts with the U.S. government and its agencies in the future. The adjustments to the environmental remediation reserves and estimated future cost recoveries did not affect operating results in fiscal 2002 as the impact of increases to the reserves of $107 million was offset by increased estimated future recoveries.

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

11. Arrangements with Off-Balance Sheet Risk

     As of May 31, 2004, obligations required to be disclosed in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others consisted of:

—	$56 million in outstanding commercial letters of credit expiring in 2004 and 2005 securing obligations for environmental remediation, insurance coverage and litigation.

—	Up to $120 million aggregate in guarantees by us of Aerojet’s obligations to government agencies for environmental remediation activities, subject to partial offsets for other financial assurances provided in conjunction with these obligations.

—	Up to $28 million in guarantees of bank loans, accounts receivable and lines of credit for our discontinued operations.

—	Guarantees, jointly and severally, by our material domestic subsidiaries, including certain subsidiaries classified as discontinued operations, of our obligations under our bank credit agreements and our $150 million 9.5% Notes.

12. Shareholders’ Equity

     On May 12, 2004, our Board of Directors declared a quarterly dividend of three cents per share on our common stock. The dividends were paid on May 28, 2004.

13. Other Comprehensive Income (Loss), Net of Income Taxes

     Comprehensive income (loss) encompasses net income (loss) and other comprehensive income (loss) items, which includes all other non-owner transactions and events that change shareholders’ equity. Our other comprehensive income (loss) includes the effects of foreign currency translation adjustments and changes in the fair value of certain derivative financial instruments. The effects of foreign currency translation adjustments are primarily associated with our discontinued operations.

     The components of other comprehensive income and the related income tax effects are presented in the following table (dollars in millions):

	Three months ended May 31,		Six months ended May 31,
	2004	2003	2004	2003
Net income (loss)	$(312)	$10	$(331)	$13
Other comprehensive income (loss), net of income taxes:
Effects of foreign currency translation adjustments	(9)	22	(1)	40
Change in fair value of interest rate swap	—	(1)	—	(2)

Total comprehensive income (loss)	$(321)	$31	$(332)	$51

14. Employee Pension and Postretirement Plans

     We provide substantially all employees in North America with pension benefits and provide certain healthcare and life insurance benefits (postretirement benefits) to most U.S. retired employees with varied coverage by employee groups. Aerojet employees hired after January 1, 1997 are not eligible for postretirement healthcare and life insurance benefits. All other employees hired after January 1, 1995 are not eligible for postretirement healthcare benefits.

     Our U.S. pension plans remain overfunded and we do not expect to make any net cash contributions during the second half of 2004.

     The components of periodic cost for pension benefits and other postretirement benefits for the three and six months ended May 31, 2004 and 2003 were comprised of (dollars in millions):

			Other
	Defined Benefit		Postretirement
	Pension Plans		Benefit Plans
	Three months ended May 31,
	2004	2003	2004	2003
Service cost for benefits earned during the year	$3	$3	$—	$—
Interest cost on benefit obligation	28	27	3	3
Assumed return on plan assets	(34)	(36)	—	—
Amortization of unrecognized: — prior service cost	—	—	(1)	(1)
— net losses	13	3	—	—

Retirement plan (benefit) expense	$10	$(3)	$2	$2

				Other
		Defined Benefit		Postretirement
		Pension Plans		Benefit Plans
		Six months ended May 31,
		2004	2003	2004	2003
Service cost for benefits earned during the year		$6	$5	$—	$—
Interest cost on benefit obligation		56	54	5	6
Assumed return on plan assets		(67)	(71)	—	—
Amortization of unrecognized:	— prior service cost	1	1	(2)	(2)
	— net losses	25	6	1	—
	— transition obligation	(1)	(1)	—	—

Retirement plan (benefit) expense		$20	$(6)	$4	$4

     During the three and six months ended May 31, 2004, discontinued operations incurred $3 million and $7 million, respectively, relating to pension and postretirement benefit expense. Additionally, during the three and six months ended May 31, 2003, discontinued operations incurred $1 million and $3 million, respectively, relating to pension and postretirement benefit expense.

15. Discontinued Operations

     During the second quarter of 2004, we announced plans to sell the GDX Automotive business. This decision was a result of declining volumes and continued challenges in this market environment including increased material costs, high development and start-up costs, anticipated working capital requirements as well as adverse customer pricing pressures. In accordance with our plan to sell the GDX Automotive business, we have classified our GDX Automotive operating segment as discontinued operations. For operating segment reporting, GDX Automotive was previously reported as a separate operating segment.

     The GDX Automotive operating segment net assets were adjusted to management’s estimate of proceeds to be received on disposition less costs to sell. The resulting loss recognized on this adjustment of $261 million has been recorded as a component of Income (Loss) From Discontinued Operations in the quarter ended May 31, 2004.

     In accordance with Emerging Issues Task Force (EITF) 87-24, Allocation of Interest to Discontinued Operations, we allocated interest to discontinued operations based upon interest on debt that would be required to be repaid using estimated proceeds to be received from the anticipated sale of GDX Automotive. This resulted in an interest allocation of approximately $1 million and $2 million, respectively, for the three and six months ended May 31, 2004 and 2003.

     Summarized financial information for the GDX Automotive operations (discontinued operations) is set forth below (dollars in millions):

	Three months ended May 31,		Six months ended May 31,
	2004	2003	2004	2003
Net sales	$204	$214	$388	$405
Income (loss) before income taxes	(259)	15	(275)	19
Income tax provision	(17)	(6)	(11)	(8)
Net income (loss) from discontinued operations	(276)	9	(286)	11

     The components of assets and liabilities of discontinued operations in the consolidated balance sheets are as follows (dollars in millions):

	May 31,	November 30,
	2004	2003
Accounts receivable	$86	$88
Inventories, net	42	43
Other assets	48	141
Property and equipment, net	143	299

Assets of discontinued operations	$319	$571

Accounts payable	$75	$73
Other liabilities	79	87

Liabilities of discontinued operations	$154	$160

16. Operating Segments and Related Disclosures

     Our continuing operations are organized into three segments based on different products and customer bases: Aerospace and Defense, Fine Chemicals and Real Estate. See Note 1 for additional information related to our operating segments.

     During the second quarter of 2004, we classified our GDX Automotive operating segment as discontinued operations. See Note 15 for additional information about our discontinued operations.

     We evaluate our operating segments based on several factors, of which the primary financial measure is segment performance. Segment performance represents net sales less applicable costs, expenses and provisions for restructuring and unusual items relating to operations. Segment performance excludes corporate income and expenses, interest expense, income taxes, discontinued operations and minority interest.

     Selected financial information for each reportable segment is as follows (dollars in millions):

	Three Months ended May 31,		Six Months ended May 31,
	2004	2003	2004	2003
Net Sales:
Aerospace and Defense	$125	$82	$238	$144
Fine Chemicals	13	17	26	34
Real Estate	2	2	3	3
Intersegment sales elimination	(4)	—	(7)	—

Total	$136	$101	$260	$181

Segment Performance:
Aerospace and Defense	$15	$9	$26	$16
Retirement benefit plan (expense) income	(7)	1	(14)	2

Aerospace and Defense Total	8	10	12	18
Fine Chemicals	—	4	—	6
Retirement benefit plan (expense)	—	—	—	—

Fine Chemicals Total	—	4	—	6
Leasing and other activities and expenses	1	1	2	2
Retirement benefit plan (expense)	—	—	—	—

Real Estate Total	1	1	2	2

Total	$9	$15	$14	$26

	Three Months ended May 31,		Six Months ended May 31,
	2004	2003	2004	2003
Reconciliation of segment performance to continuing income (loss) before income taxes:
Segment performance	$9	$15	$14	$26
Interest expense	(8)	(5)	(16)	(9)
Corporate retirement benefit plan expense	(5)	—	(10)	—
Corporate and other expenses	(8)	(10)	(15)	(15)

Income (loss) from continuing operations before income taxes	$(12)	$—	$(27)	$2

	May 31,	November 30,
	2004	2003
Total Assets:
Aerospace and Defense	$947	$950
Fine Chemicals	97	102
Real Estate	33	49

Identifiable assets	1,077	1,101
Assets of discontinued operations	319	571
Corporate	201	235

Assets	$1,597	$1,907

17. Condensed Consolidating Financial Information

     We are providing condensed consolidating financial information for our material domestic subsidiaries that have guaranteed the 9.50% Notes and for those subsidiaries that have not guaranteed the 9.50% Notes. These 100% owned subsidiary guarantors have, jointly and severally, fully and unconditionally guaranteed the 9.50% Notes. The subsidiary guarantees are senior subordinated obligations of each subsidiary guarantor and rank (i) prior in right of payment with all senior indebtedness, (ii) equal in right of payment with all senior subordinated indebtedness and (iii) senior in right of payment to all subordinated indebtedness, in each case, of that subsidiary guarantor. The subsidiary guarantees will also be effectively subordinated to any secured indebtedness of the subsidiary guarantor with respect to the assets securing that indebtedness. Absent both default and notice as specified in our Senior Credit Facilities and agreements governing our outstanding convertible notes and the 9.50% Notes, there are no restrictions on our ability to obtain funds from our subsidiary guarantors by dividend or loan. Certain subsidiary guarantors are included in discontinued operations and the guarantees will be released in accordance with the indenture upon completion of the sale of GDX Automotive (see Note 15).

     We have not presented separate financial and narrative information for each of the subsidiary guarantors because we believe that such financial and narrative information would not provide investors with any additional information that would be material in evaluating the sufficiency of the guarantees. Therefore, the following condensed consolidating financial information summarizes the financial position, and results of operations and cash flows for our guarantor and non-guarantor subsidiaries.

Condensed Consolidating Statements of Income

Three Months Ended May 31, 2004 (dollars in millions):

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$136	$—	$—	$136
Cost of products sold	—	115	—	—	115
Selling, general and administrative	10	5	—	—	15
Depreciation and amortization	1	9	—	—	10
Interest expense	8	—	—	—	8
Other, (income) expense, net	(1)	1	—	—	—

Income (loss) from continuing operations before income taxes	(18)	6	—	—	(12)
Income tax provision	(7)	(17)	—	—	(24)

Loss from continuing operations	(25)	(11)	—	—	(36)
Loss from discontinued operations	(62)	(26)	(188)	—	(276)

Loss before equity earnings	(87)	(37)	(188)	—	(312)
Equity (losses) earnings of subsidiaries	(225)	—	—	225	—

Net income (loss)	$(312)	$(37)	$(188)	$225	$(312)

Three Months Ended May 31, 2003 (dollars in millions):

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$101	$—	$—	$101
Cost of products sold	—	78	—	—	78
Selling, general and administrative	7	3	—	—	10
Depreciation and amortization	1	7	—	—	8
Interest expense	5	—	—	—	5
Other income, net	—	—	—	—	—

Income (loss) from continuing operations before income taxes	(13)	13	—	—	—
Income tax benefit (provision)	4	(3)	—	—	1

Income (loss) from continuing operations	(9)	10	—	—	1
Income (loss) from discontinued operations	(4)	1	12	—	9

Income (loss) before equity earnings	(13)	11	12	—	10
Equity (losses) earnings of subsidiaries	23	—	—	(23)	—

Net income (loss)	$10	$11	$12	$(23)	$10

Six Months Ended May 31, 2004 (dollars in millions):

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$260	$—	$—	$260
Cost of products sold	—	224	—	—	224
Selling, general and administrative	19	9	—	—	28
Depreciation and amortization	3	17	—	—	20
Interest expense	16	—	—	—	16
Other income, net	(1)	—	—	—	(1)

Income (loss) from continuing operations before income taxes	(37)	10	—	—	(27)
Income tax benefit (provision)	1	(19)	—	—	(18)

Loss from continuing operations	(36)	(9)	—	—	(45)
Loss from discontinued operations	(66)	(27)	(193)	—	(286)

Loss before equity earnings	(102)	(36)	(193)	—	(331)
Equity (losses) earnings of subsidiaries	(229)	—	—	229	—

Net income (loss)	$(331)	$(36)	$(193)	$229	$(331)

Six Months Ended May 31, 2003 (dollars in millions):

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$181	$—	$—	$181
Cost of products sold	1	136	—	—	137
Selling, general and administrative	12	7	—	—	19
Depreciation and amortization	3	14	—	—	17
Interest expense	9	—	—	—	9
Other income, net	(4)	1	—	—	(3)

Income (loss) from continuing operations before income taxes	(21)	23	—	—	2
Income tax benefit (provision)	6	(6)	—	—	—

Income (loss) from continuing operations	(15)	17	—	—	2
Income (loss) from discontinued operations	(4)	1	14	—	11

Income (loss) before equity earnings	(19)	18	14	—	13
Equity (losses) earnings of subsidiaries	32	—	—	(32)	—

Net income (loss)	$13	$18	$14	$(32)	$13

Condensed Consolidating Balance Sheets

		Guarantor	Non-guarantor
May 31, 2004 (dollars in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash	$5	$11	$35	$—	$51
Accounts receivable	2	89	—	—	91
Inventories, net	—	197	—	—	197
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	32	—	—	32
Prepaid expenses and other	2	6	—	—	8
Assets of discontinued operations	34	30	255	—	319

Total current assets	43	365	290	—	698
Property, plant and equipment, net	1	210	—	—	211
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	176	—	—	176
Prepaid pension asset	132	170	—	—	302
Goodwill	1	102	—	—	103
Intercompany, net	(234)	396	(162)	—	—
Other noncurrent assets, net	922	107	10	(932)	107

Total assets	$865	$1,526	$138	$(932)	$1,597

Short-term borrowings and current portion of long-term debt	$11	$—	$17	$—	$28
Accounts payable	3	26	—	—	29
Reserves for environmental remediation	6	41	—	—	47
Income taxes payable	—	31	10	—	41
Other current liabilities	39	119	—	—	158
Liabilities of discontinued operations	28	11	115	—	154

Total current liabilities	87	228	142	—	457
Long-term debt, net of current portion	561	—	6	—	567
Reserves for environmental remediation	10	240	—	—	250
Postretirement benefits other than pensions	96	52	—	—	148
Other noncurrent liabilities	12	64	—	—	76

Total liabilities	766	584	148	—	1,498
Total shareholders’ equity	99	942	(10)	(932)	99

Total liabilities and shareholders’ equity	$865	$1,526	$138	$(932)	$1,597

		Guarantor	Non-guarantor
November 30, 2003 (dollars in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash	$9	$3	$52	$—	$64
Accounts receivable	3	89	—	—	92
Inventories, net	—	170	—	—	170
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	37	—	—	37
Prepaid expenses and other	13	3	—	—	16
Assets of discontinued operations	88	52	431	—	571

Total current assets	113	354	483	—	950
Property, plant and equipment, net	—	217	—	—	217
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	183	—	—	183
Prepaid pension asset	125	195	—	—	320
Goodwill	1	99	—	—	100
Intercompany, net	(271)	408	(137)	—	—
Other noncurrent assets, net	1,160	142	10	(1,175)	137

Total assets	$1,128	$1,598	$356	$(1,175)	$1,907

Short-term borrowings and current portion of long-term debt	$22	$—	$30	$—	$52
Accounts payable	5	36	—	—	41
Reserves for environmental remediation	6	47	—	—	53
Income taxes payable	(13)	26	10	—	23
Other current liabilities	44	137	—	—	181
Liabilities of discontinued operations	38	8	114	—	160

Total current liabilities	102	254	154	—	510
Long-term debt, net of current portion	479	—	7	—	486
Reserves for environmental remediation	11	251	—	—	262
Postretirement benefits other than pensions	94	54	—	—	148
Other noncurrent liabilities	14	59	—	—	73

Total liabilities	700	618	161	—	1,479
Total shareholders’ equity	428	980	195	(1,175)	428

Total liabilities and shareholders’ equity	$1,128	$1,598	$356	$(1,175)	$1,907

Condensed Consolidating Statements of Cash Flows

Six months ended May 31, 2004 (dollars in millions):

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(44)	$—	$8	$—	$(36)
Cash flows from investing activities:
Capital expenditures	—	(9)	—	—	(9)
Other investing activities	(6)	(2)	(13)	—	(21)

Net cash used in investing activities	(6)	(11)	(13)	—	(30)
Cash flows from financing activities:
Net transfers (to) from parent	(30)	19	11	—	—
Borrowings (repayments) on notes payable and long-term debt, net	66	—	(15)	—	51
Other financing activities	10	—	(7)	—	3

Net cash provided by financing activities	46	19	(11)	—	54
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(1)	—	(1)

Net increase (decrease) in cash and cash equivalents	(4)	8	(17)	—	(13)
Cash and cash equivalents at beginning of year	9	3	52	—	64

Cash and cash equivalents at end of period	$5	$11	$35	$—	$51

Six months ended May 31, 2003 (in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(16)	$8	$7	$—	$(1)
Cash flows from investing activities:
Capital expenditures	—	(4)	—	—	(4)
Other investing activities	(4)	(1)	(5)	—	(10)

Net cash used in investing activities	(4)	(5)	(5)	—	(14)
Cash flows from financing activities:
Net transfers (to) from parent	21	(8)	(13)	—	—
Borrowings (repayments) on notes payable and long-term debt, net	(1)	—	10	—	9
Other financing activities	(1)	—	—	—	(1)

Net cash provided by financing activities	19	(8)	(3)	—	8
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	5	—	5

Net increase (decrease) in cash and cash equivalents	(1)	(5)	4	—	(2)
Cash and cash equivalents at beginning of year	1	12	35	—	48

Cash and cash equivalents at end of period	$—	$7	$39	$—	$46

18. New Accounting Pronouncements

     In December 2003, the FASB issued a revised SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. The revision requires additional annual disclosures relating to the types of plan assets, investment strategy, measurement dates, plan obligations and cash flows, and interim disclosures of the components of net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans, as well as estimated cash flows if materially different from previously discussed amounts. The disclosure requirements are effective beginning this quarter (see Note 14).

     In May 2004, the FASB issued Staff Position No. 106-2 (FSP 106-2), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of post-retirement health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. When adopted, FSP 106-2 will supersede FSP 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which was issued in January 2004 and permitted a sponsor of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until more authoritative guidance on the accounting for the federal subsidy was issued. We elected the one-time deferral allowed under FSP 106-1 and as a result any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on postretirement health care benefit plans. FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy and specifies the disclosure requirements for employers who have adopted FSP 106-2, including those who are unable to determine whether benefits provided under its plan are actuarially equivalent to Medicare Part D. FSP 106-2 is effective for our fourth quarter of 2004. We are currently evaluating the effect that the adoption of FSP 106-2 will have on our results of operations and financial condition.

19. Subsequent Events

     In November 2003, we announced we were closing a GDX manufacturing facility in Chartres, France. The decision resulted primarily from declining sales volumes with French automobile manufacturers. In June 2004, we completed the legal process with the Works’ Council for closing the facility and establishing a social plan. As a result, we expect to record a pre-tax expense ranging from approximately $10 million to $15 million during the third quarter of 2004 primarily related to employee severance costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This expense will be recorded as a component of discontinued operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, our operating results for interim periods may not be indicative of the results of operations for a full year. This section contains a number of forward–looking statements, all of which are based on current expectations and are subject to risks and uncertainties including those described in this Quarterly Report under the heading “Forward-Looking Statements.” Actual results may differ materially. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended November 30, 2003, and periodic reports subsequently filed with the U.S. Securities and Exchange Commission (SEC).

Overview

     We are a multinational technology-based company operating primarily in North America. Our continuing operations are organized into three segments: Aerospace and Defense, Fine Chemicals and Real Estate. The Aerospace and Defense segment includes the operations of Aerojet-General Corporation (Aerojet), which develops and manufactures propulsion systems for space and defense applications, armament systems for precision tactical weapon systems and munitions applications, and advanced airframe structures. Primary customers served include major prime contractors to the U.S. government, the Department of Defense (DOD) and the National Aeronautics and Space Administration (NASA). The Fine Chemicals segment consists of the operations of Aerojet Fine Chemicals LLC (AFC), sales of which are primarily from custom manufactured active pharmaceutical ingredients and advanced/registered intermediates to pharmaceutical and biotechnology companies. The Real Estate segment includes activities related to the development, sale and leasing of our real estate assets.

     During the second quarter of 2004, we announced plans to sell the GDX Automotive business. This decision was a result of declining volumes and continued challenges in this market environment including increased material costs, high development and start-up costs, anticipated working capital requirements as well as adverse customer pricing pressures. In accordance with our plan to sell the GDX Automotive business, we have classified our GDX Automotive operating segment as discontinued operations. See additional discussion in Note 15.

     On October 17, 2003, Aerojet completed the acquisition of substantially all of the assets of the propulsion business of Atlantic Research Corporation (ARC), a subsidiary of Sequa Corporation, for a purchase price of $144 million, comprised of $133 million in cash and estimated direct acquisition costs and purchase price adjustments of $11 million. In March 2004, Sequa proposed purchase price adjustments which would require that Aerojet make an additional payment. The two parties have been negotiating the proposed adjustments and have reached a mutual understanding on several matters. On other matters, the parties are in disagreement and are preparing for binding arbitration. Management does not believe the resolution of these matters will have a material effect on our financial position.

Results of Operations

     The following section pertains to activity included in our Unaudited Condensed Consolidated Statements of Income, which are contained in Part I, Item 1 of this Report. Refer to Note 16 for financial results for each of our operating segments.

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
			Increase/			Increase/
	2004	2003	(Decrease)	2004	2003	(Decrease)
	(Dollars in millions,)
Net sales	$136	$101	$35	$260	$181	$79
Costs and expenses
Cost of products sold	115	78	37	224	137	87
Selling, general and administrative	15	10	5	28	19	9
Depreciation and amortization	10	8	2	20	17	3
Interest expense	8	5	3	16	9	7
Other income, net	—	—	—	(1)	(3)	2

Income (loss) from continuing operations before income taxes	(12)	—	(12)	(27)	2	(29)
Income tax provision	(24)	1	(25)	(18)	—	(18)

Income (loss) from continuing operations	(36)	1	(37)	(45)	2	(47)
Income (loss) from discontinued operations, net of tax	(276)	9	(285)	(286)	11	(297)

Net income (loss)	$(312)	$10	$(322)	$(331)	$13	$(344)

     Net sales increased 35% to $136 million in the second quarter 2004 compared to $101 million in the corresponding 2003 quarter. For the first half of 2004, total net sales increased 44% to $260 million from $181 million reported for the comparable 2003 period. The increase in sales was primarily reflects additional sales contributed by the propulsion business of ARC, which was acquired by Aerojet in October 2003, offset by a decrease in net sales at our Fine Chemicals Segment.

     Cost of products sold increased 47% to $115 million in the second quarter 2004 compared to $78 million in the second quarter of 2003. For the first half of 2004, cost of products sold increased 64% from the comparable 2003 period. Cost of products sold as a percentage of revenues increased to 85% and 86% in the second quarter 2004 and first half of 2004, respectively, compared to 77% and 76% in comparable 2003 periods. The percentage increase was attributable primarily to increases in our retirement benefit plan expense of $8 million and $16 million in the second quarter and first half of 2004, respectively, as compared to the corresponding 2003 periods.

     Selling, general and administrative expense (SG&A) was $15 million, or 11% of net sales for the second quarter of 2004 as compared to $10 million, or 10% of net sales for the second quarter of 2003. For the first half of 2004, SG&A expense was $28 million, or 11% of sales compared to $19 million, or 10% of sales for the first half of 2003. The increase in SG&A expense is primarily a result of an increase of $5 million and $10 million in non-cash retirement benefit plan expense in the second quarter and first half of 2004, respectively, as compared to corresponding 2003 periods.

     Depreciation and amortization increased $2 million and $3 million in the second quarter and first half of 2004, respectively, compared to the corresponding 2003 periods. The increase is the result of depreciation related to the assets acquired in connection with the ARC acquisition and increased amortization of deferred financing costs incurred in connection with recent debt offerings.

     Interest expense increased to $8 million in the second quarter 2004 from $5 million in the second quarter of 2003. Interest expense increased to $16 million in the first six months of 2004 from $9 million in the first six months of 2003. The increase in both periods is primarily due to higher debt levels and higher average interest rates. Additional debt includes amounts incurred to finance the ARC acquisition.

     Other income, net included foreign currency transaction gains in 2003 of $3 million.

     An income tax provision relating to continuing operations of $24 million for the second quarter of 2004 and $18 million for the first six months of 2004 was recorded to reflect the uncertainty of realizing deferred tax benefits, given historical losses. Similarly, no tax benefit has been included in the charge related to the classification of the GDX Automotive business as a discontinued operations, as realization is also uncertain.

     During the second quarter of 2004, the GDX Automotive operating segment net assets were adjusted to management’s estimate of proceeds to be received on disposition less costs to sell. The resulting loss recognized on this adjustment was $261 million. Net loss from discontinued operations for the three and six months ended May 31, 2004 was $276 million and $286 million, respectively. Summarized financial information for the GDX Automotive operations (discontinued operations) is set forth below (dollars in millions):

	Three months ended May 31,		Six months ended May 31,
	2004	2003	2004	2003
Net sales	$204	$214	$388	$405
Income (loss) before income taxes	(259)	15	(275)	19
Income tax provision	(17)	(6)	(11)	(8)
Net income (loss) from discontinued operations	(276)	9	(286)	11

Results of Operating Segments

     Our continuing operations are organized into three segments based on different products and customer bases: Aerospace and Defense, Fine Chemicals and Real Estate. We evaluate our operating segments based on several factors, of which the primary financial measure is segment performance. Segment performance represents net sales less applicable costs, expenses and provisions for restructuring and unusual items relating to operations. Segment performance excludes corporate income and expenses, interest expense, income taxes, discontinued operations and minority interest.

Aerospace and Defense Segment

     Second quarter 2004 sales were $125 million compared to $82 million in the second quarter of 2003. The increase primarily reflects $42 million in sales from the ARC business. Sales for the first six months of 2004 were $238 million compared to $144 million for the first six months of 2003. The increase primarily reflects $81 million in additional sales generated by the ARC business.

     Second quarter segment performance in 2004 was $8 million compared to $10 million in 2003. Excluding the effect of employee retirement benefit plan income or expense, second quarter segment performance was $15 million in 2004 compared to $9 million in 2003. For the first six months of 2004, segment performance was $12 million compared to $18 million in the comparable 2003 period. Excluding the effect of employee retirement plan income or expense, segment performance for the first six months was $26 million in 2004 compared to $16 million in 2003. For both the second quarter and the first six months, the increase reflects the impact of higher sales, favorable contract performance, and net positive changes in our program mix.

     Aerojet has experienced certain production difficulties and cost overruns related to its contract to produce a solid rocket motor for Lockheed Martin’s Atlas V program. Current contract provisions provide for the production of 44 motors and for the order of an additional 52 motors at Lockheed’s option. Through May 31, 2004, Aerojet has delivered two motors which have been used in successful launches, and management expects to deliver five additional motors in the second half of 2004. At May 31, 2004, development and production costs of $131 million relating to this contract have been included in inventories. In 2004, Lockheed contracted with Aerojet to make certain engineering enhancements to the existing motor design. The pricing for the redesigned motors has not yet been established. In addition, Aerojet management believes launch service contracts between industry and the U.S. government will be modified to reflect cost pressures resulting from continued low commercial launch activity. Management believes it is probable that, during the next year, increased pricing sufficient to offset the historical development and production cost overruns will be successfully negotiated. However, if negotiations are unsuccessful; Aerojet may be required to recognize material losses with respect to this contract.

     As of May 31, 2004, Aerojet’s contract backlog was $876 million compared to $830 million as of November 30, 2003. Funded backlog, which includes only the amount of those contracts for which money has been directly authorized by the U.S. Congress, or for which a firm purchase order has been received by a commercial customer, was approximately $504 million as of May 31, 2004, compared to $425 million as of November 30, 2003.

Fine Chemicals Segment

     Second quarter 2004 sales were $13 million compared to $17 million for the second quarter 2003. For the first six months, sales were $26 million in 2004 compared to $34 million in 2003. The decrease reflects the timing of sales of large production orders with extended manufacturing schedules. Currently, Fine Chemicals is expected to run at full capacity for the remainder of the fiscal year, and is expected to have improved segment performance for the last two quarters of 2004.

     Second quarter segment performance in 2004 was break-even compared to $4 million in the prior year period. Segment performance was also break-even for the first six months, compared to $6 million in the first six months of 2003. The decrease reflects lower product deliveries, as well as changes in product mix and production delays caused by the late receipt of customer furnished material.

     As of May 31, 2004, Fine Chemicals’ backlog was $48 million compared to $57 million as of November 30, 2003. Currently, Fine Chemicals is expected to run at full capacity for the remainder of the fiscal year.

Real Estate Segment

     We did not sell any real estate assets in either the second quarter or the first half of both 2004 and 2003, although additional unused portions of our headquarters property were successfully leased at market rates in the second quarter of 2004. Segment performance was $1 million in both second-quarter periods, and $2 million in both six-month periods. The performance primarily consists of income from leasing activities.

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

Key Accounting Policies and Estimates

     Our financial statements are prepared in accordance with GAAP; GAAP offers acceptable alternative methods for accounting for certain items affecting our financial results, such as determining inventory cost, depreciating long-lived assets and recognizing revenues.

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

     The areas most affected by our accounting policies and estimates are revenue recognition/long-term contracts, goodwill and other long-lived assets, employee pension and postretirement benefit obligations, litigation, environmental remediation costs and income taxes. Except for income taxes, which are not allocated to our business segments, these areas affect the financial results of our business segments.

     These areas are discussed in more detail in our Annual Report on Form 10-K for the year ended November 30, 2003. There have been no significant changes in our key accounting policies during the first half of 2004.

New Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board (FASB) issued a revised SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. The revision requires additional annual disclosures relating to the types of plan assets, investment strategy, measurement dates, plan obligations and cash flows, and interim disclosures of the components of net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans, as well as estimated cash flows if materially different from previously discussed amounts. These disclosure requirements are effective this quarter and all future quarterly and annual reports (see Note 14).

     In May 2004, the FASB issued FASB Staff Position No. 106-2 (FSP 106-2), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of post-retirement health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. When adopted, FSP 106-2 will supersede FSP 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which was issued in January 2004 and permitted a sponsor of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until more authoritative guidance on the accounting for the federal subsidy was issued. We elected the one-time deferral allowed under FSP 106-1 and as a result any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on postretirement health care benefit plans. FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy and specifies the disclosure requirements for employers who have adopted FSP 106-2, including those who are unable to determine whether benefits provided under its plan are actuarially equivalent to Medicare Part D. FSP 106-2 is effective for our fourth quarter of 2004. We are currently evaluating the effect that the adoption of FSP 106-2 will have on our results of operations and financial condition.

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

     As of May 31, 2004 our cash and cash equivalents totaled $51 million and the ratio of current assets to current liabilities, or current ratio, was 1.53. As of November 30, 2003, our cash and cash equivalents totaled $64 million and the current ratio was 1.86. The change in the current ratio as of May 31, 2004 compared to November 30, 2003, reflects the changes in current assets and liabilities including the repayment of the current portion of long-term debt as a result of the issuance of the 4% Contingent Convertible Subordinated Notes due 2024 (see Note 9) and the classification of GDX Automotive as discontinued operations (see Note 15).

     Cash and cash equivalents decreased by $13 million during the first half of 2004. The change in cash and cash equivalents is as follows (dollars in millions):

	Six months ended
	May 31, 2004	May 31, 2003
Net cash used in operating activities	$(36)	$(1)
Net cash used in investing activities	(30)	(14)
Net cash provided by financing activities	54	8
Effect of exchange rate fluctuations on cash and cash equivalents	(1)	5

Decrease in cash and cash equivalents	$(13)	$(2)

     Our liquidity is supplemented by borrowings from time to time under our credit facilities to meet working capital requirements and to finance capital expenditures. In January 2004, we issued $125 million aggregate principal amount of 4% Contingent Convertible Subordinated Notes (4% Notes), generating net proceeds of approximately $120 million (see Note 9).

     On December 31, 2003, we entered into an amendment and waiver with the lenders under our Senior Credit Facilities which permitted the issuance of the 4% Notes, excluded the net proceeds from the mandatory prepayment provisions of the Senior Credit Facilities, and allowed for the use of the net proceeds to repay the outstanding borrowings under the Revolving Credit Facility and to prepay the next 12 months of scheduled principal amortization under the Term Loan A in the amount of $19 million. The remaining net proceeds may be used for general corporate purposes. The amendment and waiver also relaxed certain of the financial covenants contained in our Senior Credit Facilities going forward. For example, for 2004 the minimum interest coverage ratio was reduced to 3.40 to

1.00 for the quarter ended February 29, 2004, to 2.60 to 1.00 for the quarters ending May 31 and August 31, 2004 and to 2.50 to 1.00 for the quarter ending November 30, 2004. The maximum leverage ratio was increased to 5.00 to 1.00 for the quarter ended February 29, 2004 and 5.50 to 1.00 for the second quarter of 2004 and each of the two remaining quarters of 2004. In addition, certain other covenants, including the covenants limiting asset sales and loans, were amended to permit us to close the manufacturing facility located in Chartres, France, to dispose of the assets related to this facility closure, and to take other related actions.

     The charge recorded as a result of adjusting GDX Automotive to management’s estimate of proceeds to be received on disposition less costs to sell (see Note 15) has caused us to be out of compliance with our consolidated net worth covenant related to our Senior Credit Facility as of May 31, 2004, for which the senior lenders have granted us a waiver through May 31, 2005. We were in compliance with our other debt covenants as of May 31, 2004.

     We will be seeking the consent of the lenders under our Senior Credit Facilities to permit the sale of GDX Automotive and to amend and waive certain covenants therewith.

Net cash used in operating activities

     Net cash used in operating activities for the first six months of 2004 was $36 million compared with $1 million in the first six months of 2003. Net cash used in operating activities reflects increased working capital needs in the first six months of 2004 for Aerojet, Fine Chemicals and discontinued operations, partially offset by the full payment of an outstanding receivable in the amount of $20 million. Increased working capital needs are driven primarily by certain program requirements at Aerojet, production timing at Fine Chemicals, and payment of certain current liabilities.

Net cash used in investing activities

     Investment activities included capital expenditures of $9 million for the first half of 2004 as compared to $4 million for the comparable 2003 period. Investing activities of discontinued operations during the first six months of 2004 and 2003 were $21 million and $10 million, respectively. Capital expenditures directly support our contract and customer requirements and are primarily made for asset replacement, capacity expansion, development of new projects, cost reduction initiatives, and safety and productivity improvements.

Net cash provided by financing activities

     Net cash provided by financing activities for the first six months of 2004 was $54 million compared with $8 million for the first six months of 2003. Cash flow related to financing activities in both periods relate primarily to activities involving our borrowings, net of repayments. In January 2004, we issued $125 million aggregate principal amount of the 4% Notes, generating net proceeds of approximately $120 million. The net proceeds were used first to repay outstanding borrowings under the Revolving Credit Facility, and second, to prepay the next 12 months of scheduled principal amortization under the Term Loan A. The remaining net proceeds are available to use for general corporate purposes.

Outlook

     As disclosed in Note 10, we have exposure for certain legal and tax matters. We believe that it is currently not possible to estimate the impact, if any, that the ultimate resolution of these matters will have on our financial position or cash flows.

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

     Major factors that could adversely impact our forecasted operating cash and our financial condition are described in “Forward-Looking Statements.” In addition, our liquidity and financial condition will continue to be affected by changes in prevailing interest rates on the portion of debt that bears interest at variable interest rates.

Forward-Looking Statements

     Certain information contained in this report should be considered “forward-looking statements” as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words “believe,” “estimate,” “anticipate,” “project” and “expect,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation and anticipated costs of capital. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Some important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements include, but are not limited to, the following:

•	legal and regulatory developments that may have an adverse impact on us or our segments. For example: 1) our operations and financial condition could be adversely impacted if the judgment order in the amount of approximately $29 million entered November 21, 2002 against GenCorp in GenCorp Inc. v. Olin Corporation (U.S. District Court for the Northern District of Ohio, Eastern Division), is upheld on appeal and the offsets to which we believe we are entitled are not realized; 2) restrictions on real estate development that could delay our proposed real estate development activities; 3) a change in toxic tort or asbestos litigation trends that is adverse to us; or 4) changes in international tax laws or currency controls;

•	changes in company-wide or business segment strategies, which may result in changes in the types or mix of business in which we are involved or chooses to invest;

•	changes in U.S., global or regional economic conditions, which may affect, among other things, 1) customer funding for the purchase of aerospace and defense products, which may impact the Aerospace and Defense segment’s business base and, as a result, impact its ability to recover environmental costs; 2) healthcare spending and demand for the pharmaceutical ingredients produced by the Fine Chemicals segment; 3) our ability to successfully complete our real estate activities; and 4) the funded status and costs related to our employee retirement benefit plans;

•	risks associated with our Aerospace and Defense segment’s role as a defense contractor including: 1) the right of the U.S. government to terminate any contract for convenience; 2) modification or termination of U.S. government contracts due to lack of congressional funding; and 3) the lack of assurance that bids for new programs will be successful, or that customers will exercise contract options or seek or follow-on contracts with us due to the competitive marketplace in which we compete;

•	changes in U.S. and global financial and equity markets, including market disruptions and significant currency or interest rate fluctuations, that may impede our access to, or increase the cost of, external financing for our operations and investments or materially affect our results of operations and cash flows;

•	increased competitive pressures, which may, among other things, affect the performance of our Aerospace and Defense and Fine Chemicals segments, as well as the GDX Automotive discontinued operations;

•	labor disputes, which may lead to increased costs or disruption of operations in our Aerospace and Defense and Fine Chemicals segments, as well as the GDX Automotive discontinued operations;

•	technological developments or patent infringement claims, which may impact the use of critical technologies in our Aerospace and Defense and Fine Chemicals segments, as well as our GDX Automotive discontinued operations, leading to reduced sales or increased costs;

•	an unexpected adverse result or required cash outlay in the toxic tort cases, environmental proceedings or other litigation, or change in proceedings or investigations pending against us;

•	other risks associated with the GDX Automotive discontinued operations, such as 1) changes in U.S., global or regional economic conditions, which may affect, among other things, consumer spending on new vehicles thereby reducing demand for products made by the GDX Automotive business; 2) increased outsourcing of production of key vehicle sub-assemblies requiring industry suppliers, such as the GDX Automotive business, to demonstrate the ability to be a reliable supplier of integrated components to maintain and increase market share; and 3) changes in product mix, which may affect automotive vehicle preferences and demand for GDX Automotive’s products; and

•	risks and uncertainties relating to the ongoing discussions with respect to the terms, purchase price and timing of the proposed disposition and market conditions. The discussions relating to the sale of the GDX Automotive business may not be successful and a definitive agreement to sell the GDX Automotive business may not be reached. Even if a definitive agreement is reached, there can be no assurance that a sale will be actually completed or as to the purchase price, the other terms of sale or the timing.

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

     We use interest rate swaps and a combination of fixed and variable rate debt to reduce our exposure to interest rate risk. As of May 31, 2004, our long-term debt totaled $595 million, of which $560 million, or 94% was at an average fixed rate of 6.39%, and $35 million, or 6% was at an average variable rate of 4.03%.

     Effective January 2003, we entered into swaps on $100 million of Term Loan variable rate debt for a two-year period as required by our Senior Credit Facility. Our fixed interest rate under these swaps including the Eurocurrency margin is 6.02% for the two-year period. As of May 31, 2004, the fair value of these swaps was a liability of $1 million included in other noncurrent liabilities with an offsetting amount recorded as an unrealized loss in other comprehensive income/loss.

     The estimated fair value of our long-term debt was $599 million as of May 31, 2004 compared to a carrying value of $595 million. The fair value of the 4% Notes, the 5.75% Convertibles Subordinated Notes due 2007 and the Senior Subordinated 9.50% Notes due 2013 were determined based on quoted market prices as of May 31, 2004. The fair value of the remaining long-term debt was determined to approximate carrying value as the interest rates are generally variable based on market interest rates and reflect current market rates available to us.

Forward Currency Exchange Risk

     We periodically use foreign currency forward contracts to reduce our exposure to exchange rate fluctuations on intercompany loans denominated in foreign currencies. As of May 31, 2004, we have three forward contracts outstanding totaling 11 million Euro with 1.5 million Euro maturing on June 28, 2004, 6.0 million Euro maturing July 26, 2004 and 3.5 million Euro maturing September 8, 2004. Forward contracts are marked-to-market each period and unrealized gains or losses are included in other income and expense and offset the gains or losses on the underlying debt. The remaining foreign currency denominated debt is not material to our consolidated financial statements.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     Except as disclosed in Note 10 in Part I, which is incorporated herein by reference, there have been no material developments in the pending legal proceedings as previously reported in the Annual Report of GenCorp Inc. to the SEC on Form 10-K for the year ended November 30, 2003. Reference is made to Item 3, Legal Proceedings in our Annual Report on Form 10-K for the year ended November 30, 2003 and Note 10(a) and 10(b) in the Notes to the Unaudited Condensed Consolidated Financial Statements in our Quarterly Report on Form 10-Q for the quarter ended February 29, 2004.

     The following tables set forth information related to our historical product liability costs associated with our vinyl chloride litigation cases.

Vinyl Chloride Cases

	Six Months Ended	Year Ended	Year Ended
	May 31, 2004	Nov. 30, 2003	Nov. 30, 2002
	(dollars in thousands)
Claims filed	5	11	12
Claims dismissed	4	4	1
Claims settled	—	2	2
Claims pending	20	19	14
Aggregate settlement costs	$—	$55	$58
Average settlement costs	$—	$27	$29

     Legal and administrative fees for the VC cases for the first six months of 2004 were approximately $0.1 million. Legal and administrative fees for the VC cases for 2003 and 2002 were approximately $0.4 million and $0.3 million, respectively.

     The following tables set forth information related to our asbestos litigation cases.

Asbestos Cases

	Six Months Ended	Year Ended	Year Ended
	May 31, 2004	Nov. 30, 2003	Nov. 30, 2002
	(dollars in thousands)
Claims filed	12	40	14
Claims dismissed	13	21	16
Claims settled	3	6	7
Claims pending	38	42	29
Aggregate settlement costs	$955	$226	$232
Average settlement costs	$318	$38	$33

     Legal and administrative fees for the asbestos cases for the first six months of 2004 were approximately $0.8 million. Legal and administrative fees for the asbestos cases for 2003 and 2002 were approximately $1.4 million and $0.7 million, respectively. Fees for 2002 include costs associated with the litigation of the Goede et al. v. A. W. Chesterton Inc. et al. matter. However, aggregate settlement costs and average settlement costs for 2002 do not include the Goede matter.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     None.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     At our Annual Meeting of Shareholders on March 31, 2004, holders of GenCorp Common Stock elected J. Robert Anderson, Terry L. Hall and Robert A. Wolfe as directors to serve three-year terms expiring in 2007. Shareholders also ratified the Audit Committee’s appointment of Ernst & Young LLP as our independent auditors for 2004.

     Following is the final result of the votes cast:

     A) Election of Directors:

Nominee	For	Withheld	Abstain	Total
J. Robert Anderson	30,234,777	11,201,804	546,650	41,983,231

Terry L. Hall	26,549,227	14,887,354	4,232,200	45,668,781

Robert A. Wolfe	26,185,377	15,251,204	4,596,050	46,032,631

     B) Ratification of the Audit Committee’s appointment of Ernst & Young LLP as independent auditors:

For:	Against:	Abstain:

39,904,078	1,248,041	248,462

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

A) Exhibits

No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     B) Reports on Form 8-K

     On March 31, 2004, we filed a Form 8-K to furnish under Item 9 (Regulation FD disclosure) and Item 12 our press release dated March 31, 2004, in which we reported financial results for the first quarter ended February 29, 2004.

     On May 7, 2004, we filed a Form 8-K under Item 5 thereof incorporating our press release dated May 6, 2004, in which we announced that Gregory Kellam Scott, Senior Vice President, Law; General Counsel and Secretary had resigned.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GenCorp Inc.
Date: July 15, 2004	By:	/s/ Yasmin R. Seyal
Yasmin R. Seyal
Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: July 15, 2004	By:	/s/ Terry L. Hall
Terry L. Hall
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.