Form 10-Q
period 2004-08-31
GENCORP INC
filed 2004-10-15
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: August 31, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 1-1520

GenCorp Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-0244000
(State of Incorporation)	(I.R.S. Employer Identification No.)

Highway 50 and Aerojet Road
Rancho Cordova, California	95670
(Address of Principal Executive Offices)	(Zip Code)

P.O. Box 537012
Sacramento, California	95853-7012
(Mailing Address)	(Zip Code)

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

     As of September 30, 2004, there were 45,322,909 outstanding shares of our Common Stock, $0.10 par value.

GenCorp Inc.

Quarterly Report on Form 10-Q
For the Quarterly Period Ended August 31, 2004

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

GenCorp Inc.

Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended		Nine months ended
	August 31,		August 31
	2004	2003	2004	2003
	(Dollars in millions, except per share amounts)
Net Sales	$116	$98	$350	$245
Costs and Expenses
Cost of products sold	114	71	319	189
Selling, general and administrative	11	5	34	20
Depreciation and amortization	8	7	25	20
Interest expense	9	5	25	13
Unusual items, net	—	2	—	2
Other (income) expense, net	(14)	1	(14)	(3)

Income (loss) from continuing operations before income taxes	(12)	7	(39)	4
Income tax provision	3	2	33	1

Income (loss) from continuing operations	(15)	5	(72)	3
Income (loss) from discontinued operations, net of tax	(32)	(8)	(306)	7

Net income (loss)	$(47)	$(3)	$(378)	$10

Earnings (Loss) Per Share of Common Stock
Basic and Diluted:
Income (loss) per share from continuing operations	$(0.33)	$0.11	$(1.63)	$0.08
Income (loss) per share from discontinued operations	(0.72)	(0.18)	(6.91)	0.15

Income (loss) per share	$(1.05)	$(0.07)	$(8.54)	$0.23

Weighted average shares of common stock outstanding	44.5	43.5	44.2	43.2

Weighted average shares of common stock outstanding, assuming dilution	44.5	43.6	44.2	43.3

Dividends Declared Per Share of Common Stock	$—	$0.03	$0.06	$0.09

See Notes to Unaudited Condensed Consolidated Financial Statements.

GENCORP INC.

Condensed Consolidated Balance Sheets
(Unaudited)

	August 31,	November 30,
	2004	2003
	(Dollars in millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$31	$64
Restricted cash	16	—
Accounts receivable	89	88
Inventories, net	165	142
Recoverable from the U.S. government and other third parties for environmental remediation costs	36	37
Current deferred income taxes	—	2
Prepaid expenses and other	4	13
Assets of discontinued operations	105	663

Total Current Assets	446	1,009
Noncurrent Assets
Restricted cash	54	—
Property, plant and equipment, net	140	148
Recoverable from the U.S. government and other third parties for environmental remediation costs	208	183
Deferred income taxes	—	17
Prepaid pension asset	290	320
Goodwill	103	100
Other noncurrent assets, net	114	120

Total Noncurrent Assets	909	888

Total Assets	$1,355	$1,897

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings and current portion of long-term debt	$16	$52
Accounts payable	29	37
Reserves for environmental remediation	53	53
Income taxes payable	31	23
Deferred income taxes	1	—
Other current liabilities	143	166
Liabilities of discontinued operations	23	169

Total Current Liabilities	296	500
Noncurrent Liabilities
Senior subordinated notes	150	150
Convertible subordinated notes	150	150
Contingent convertible subordinated notes	125	—
Other long-term debt, net of current portion	127	186
Reserves for environmental remediation	264	262
Postretirement benefits other than pensions	143	148
Other noncurrent liabilities	75	73

Total Noncurrent Liabilities	1,034	969

Total Liabilities	1,330	1,469

Commitments and Contingent Liabilities
Shareholders’ Equity
Preference stock, par value of $1.00; 15 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150 million shares authorized; 45.2 million shares issued, 44.7 million outstanding as of August 31, 2004; 44.3 million shares issued, 43.8 million shares outstanding as of November 30, 2003	5	4
Other capital	29	19
(Accumulated deficit) retained earnings	(8)	373
Accumulated other comprehensive income (loss), net of income taxes	(1)	32

Total Shareholders’ Equity	25	428

Total Liabilities and Shareholders’ Equity	$1,355	$1,897

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	August 31,	August 31,
	2004	2003
	(Dollars in millions)
Operating Activities
Income (loss) from continuing operations	$(72)	$3
Adjustments to reconcile income (loss) to net cash used in continuing operations:
Foreign currency gain	—	(2)
Depreciation and amortization	25	20
Deferred income taxes	19	4
Changes in assets and liabilities:
Current assets	(17)	(14)
Noncurrent assets	4	3
Current liabilities	(32)	(9)
Noncurrent liabilities	4	(29)

Net cash used in continuing operations	(69)	(24)
Net cash (used in) provided by discontinued operations	(21)	44

Net Cash (Used in) Provided by Operating Activities	(90)	20
Investing Activities
Capital expenditures	(11)	(6)
Proceeds from business disposition	140	—
Restricted cash	(70)	(95)
Investing activities of discontinued operations	(37)	(23)

Net Cash (Used in) Provided by Investing Activities	22	(124)
Financing Activities
Proceeds from issuance of debt	125	150
Repayments on revolving credit facility	(30)	(45)
Borrowings (repayments) of short-term debt	(28)	21
Proceeds from the issuance of other long-term debt	2	6
Repayments of long-term debt	(39)	(14)
Debt issuance costs	(5)	(5)
Dividends paid	(2)	(4)
Other equity transactions	9	4

Net Cash Provided by Financing Activities	32	113

Effect of exchange rate fluctuations on cash and cash equivalents	3	4

Net (Decrease) Increase in Cash and Cash Equivalents	(33)	13
Cash and Cash Equivalents at Beginning of Period	64	48

Cash and Cash Equivalents at End of Period	$31	$61

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Nature of Operations

     We have prepared the accompanying Unaudited Condensed Consolidated Financial Statements, including our accounts and the accounts of our wholly owned and majority-owned subsidiaries, in accordance with the instructions to Form 10-Q and therefore do not include all of the information and notes required by accounting principles generally accepted in the United States (GAAP). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 30, 2003, as filed with the Securities and Exchange Commission (SEC). Unless otherwise indicated or required by the context, as used in this Quarterly Report on Form 10-Q, the terms “we,” “our” and “us” refer to GenCorp Inc. and all of our subsidiaries that are consolidated under GAAP.

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

     Certain amounts in the prior year financial statements and notes thereto have been reclassified to conform to the current period presentation.

     We are a technology-based manufacturer operating primarily in North America. Our continuing operations are organized into two segments: Aerospace and Defense and Real Estate. The Aerospace and Defense segment includes the operations of Aerojet-General Corporation (Aerojet), which develops and manufactures propulsion systems for space and defense applications, armament systems for precision tactical weapon systems and munitions applications, and advanced airframe structures. Primary customers served include major prime contractors to the U.S. government, the Department of Defense (DOD) and the National Aeronautics and Space Administration (NASA). The Real Estate segment includes activities related to the development, sale and leasing of our real estate assets. Information on our operations by segment is provided in Note 15.

     During the second quarter of fiscal 2004, we classified the GDX Automotive (GDX) operating segment as a discontinued operation as a result of our plans to sell the business. During the third quarter of fiscal 2004, we signed a definitive agreement to sell GDX, including substantially all of the assets of GenCorp Inc. that were used in the GDX business and substantially all of GenCorp Inc.’s worldwide subsidiaries that were engaged in the GDX business, to Cerberus Capital Management, L.P. (Cerberus) for $147 million, subject to adjustment, of which $140 million has been received as of August 31, 2004. We closed the transaction on August 31, 2004. During the third quarter of fiscal 2004, we classified the Fine Chemicals segment as a discontinued operation as a result of our plans to sell the business. See additional discussion in Note 14. For all periods presented, we have classified the results of GDX and Fine Chemicals as discontinued operations in the Condensed Consolidated Statements of Income. The assets and liabilities of GDX have been classified as Assets of Discontinued Operations and Liabilities of Discontinued Operations in the Condensed Consolidated Balance Sheets as of November 30, 2003. The assets and liabilities of the Fine Chemicals segment have been classified as Assets of Discontinued Operations and Liabilities of Discontinued Operations in the Consolidated Balance Sheets as of August 31, 2004 and November 30, 2003.

     On October 17, 2003, Aerojet completed the acquisition of substantially all of the assets of the propulsion business of Atlantic Research Corporation (ARC), a subsidiary of Sequa Corporation (Sequa), for a purchase price of $144 million, comprised of $133 million in cash and estimated direct acquisition costs and purchase price adjustments of $11 million. In March 2004, Sequa proposed purchase price adjustments which would require that Aerojet make an additional payment. The two parties have been negotiating the proposed adjustments and have reached a mutual understanding on several matters. On other matters, the parties are in disagreement and are preparing for binding arbitration. Management does not believe the resolution of these matters will have a material effect on our financial condition.

2. Earnings (Loss) Per Share of Common Stock

     A reconciliation of the numerator and denominator used to calculate basic and diluted earnings (loss) per share of common stock (EPS) is presented in the following table (dollars in millions, except per share amounts and shares in thousands):

	Three months ended		Nine months ended
	August 31,		August 31,
	2004	2003	2004	2003
Numerator for Basic and Diluted EPS
Income (loss) from continuing operations	$(15)	$5	$(72)	$3
Income (loss) from discontinued operations	(32)	(8)	(306)	7

Net income (loss) available to common shareholders	$(47)	$(3)	$(378)	$10

Denominator for Basic EPS
Weighted average shares of common stock outstanding	44,516	43,478	44,208	43,234

Denominator for Diluted EPS
Weighted average shares of common stock outstanding	44,516	43,478	44,208	43,234
Employee stock options and other	—	104	—	43

	44,516	43,582	44,208	43,277

Basic and Diluted:
Income (loss) per share from continuing operations	$(0.33)	$0.11	$(1.63)	$0.08
Income (loss) per share from discontinued operations	$(0.72)	$(0.18)	$(6.91)	$0.15

Income (loss) per share	$(1.05)	$(0.07)	$(8.54)	$0.23

     The effect of a conversion of our $150 million aggregate principal amount of 5.75% Convertible Subordinated Notes due 2007 issued in April 2002 (5.75% Notes) into common stock was not included in the computation of diluted earnings (loss) per share for the three and nine months ended August 31, 2004 and August 31, 2003 because the effect would have been antidilutive for these periods. Our $125 million aggregate principal amount of 4% Contingent Convertible Subordinated

Notes due 2024, issued in January 2004 (4% Notes) were not convertible into common stock as of August 31, 2004; accordingly, the 4% Notes were not included in the computation of diluted earnings (loss) per share for the three and nine months ended August 31, 2004. The 5.75% Notes are convertible at an initial conversion rate of 54.29 shares per $1,000 outstanding. The 4% Notes are convertible at an initial conversion rate of 64.8088 shares per $1,000 outstanding. Potentially dilutive securities that were not included in the diluted EPS calculation because they would have been antidilutive also include 3,044,673 and 3,644,518 employee stock options for the three months ended August 31, 2004 and 2003, respectively, and 3,044,673 and 2,947,089 employee stock options for the nine months ended August 31, 2004 and 2003, respectively.

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

	Three months ended		Nine months ended
	August 31,		August 31,
	2004	2003	2004	2003
Net income (loss), as reported	$(47)	$(3)	$(378)	$10
Add: stock based compensation expense reported, net of related tax effects	—	—	—	(1)

Net income (loss), pro forma	$(47)	$(3)	$(378)	$9

Earnings (loss) per share:
As reported
Basic and Diluted	$(1.05)	$(0.07)	$(8.54)	$0.23

Pro forma
Basic and Diluted	$(1.05)	$(0.07)	$(8.54)	$0.21

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

4. Inventories, Net

	August 31,	November 30,
	2004	2003
	(dollars in millions)
Long-term contracts at average cost	$216	$196
Raw materials and supplies	8	7
Progress payments	(59)	(61)

Inventories, net	$165	$142

     During the third quarter of 2004, Aerojet recorded an inventory write-down of $16 million on a contract to design, develop and produce a solid rocket motor for Lockheed Martin’s Atlas ® V program. This write-down relates to unanticipated transition costs from the development phase to the production phase of the contract and the value of materials rendered obsolete by a decision to proceed with qualification and production of an enhanced motor configuration. In management’s judgment, these costs will not be recoverable on the contract.

     The current contract provides for production of 44 motors over a number of years and for the order of an additional 52 motors at Lockheed Martin’s option. At August 31, 2004, the Atlas V inventory balance was $128 million. Full recovery of this investment is subject to uncertainties, including: (i) Aerojet’s ability to produce motors at its estimated average unit price, (ii) final pricing of the enhanced motor configuration, and (iii) a satisfactory renegotiation of contract terms with Lockheed Martin. Aerojet believes its Atlas V contract will be restructured during 2005 when launch services contracts between launch vehicle manufacturers and the U.S. government are modified to reflect cost pressures resulting from continued low commercial launch activity. Details of the form and terms of the anticipated changes are unknown at this time.

     Aerojet management believes that continued improvements in operational efficiency and renegotiation of contract terms will permit recovery of inventoried development and production costs. However, if management’s efforts are unsuccessful, Aerojet may be required to recognize additional material losses.

5. Property, Plant and Equipment, Net

	August 31,	November 30,
	2004	2003
	(dollars in millions)
Land	$29	$29
Buildings and improvements	124	119
Machinery and equipment	327	327
Construction-in-progress	16	11

	496	486
Less: accumulated depreciation	(356)	(338)

Property, plant and equipment, net	$140	$148

6. Goodwill

     The changes in the carrying amount of goodwill for the nine months ended August 31, 2004 were as follows (dollars in millions):

Goodwill balance at November 30, 2003	$100
Purchase accounting adjustments	3

Goodwill balance at August 31, 2004	$103

     Our goodwill balance at August 31, 2004 and November 30, 2003 relates to our Aerospace and Defense segment. During the first nine months of fiscal 2004, goodwill of $3 million was recorded as a result of corrections to the valuation of assets and liabilities associated with the ARC acquisition completed in October 2003 and the acquisition of the General Dynamics Ordnance and Tactical Systems Space Propulsion and Fire Suppression business (Redmond, Washington operations) completed in October 2002. The adjustments reflect the use of more accurate data in valuing certain operations acquired as part of the transaction with Sequa which were required to be disposed of by the Federal Trade Commission as a condition to approving the ARC acquisition and in recording our post-retirement obligation associated with our acquired Redmond, Washington operation’s employees.

7. Other Noncurrent Assets, Net

	August 31,	November 30,
	2004	2003
	(dollars in millions)
Intangible assets	$28	$30
Note receivable	—	20
Deferred financing costs	20	20
Real estate held for development and leasing	25	19
Other	41	31

Other noncurrent assets, net	$114	$120

8. Other Current Liabilities

	August 31,	November 30,
	2004	2003
	(dollars in millions)
Accrued goods and services	$22	$25
Contract loss provisions	8	14
Advanced payments on contracts	9	14
Accrued compensation and employee benefits	34	34
Postretirement benefits, other than pension	24	29
Interest payable	6	7
Other	40	43

Other current liabilities	$143	$166

9. Long-term Debt

	August 31,	November 30,
	2004	2003
	(dollars in millions)
Senior Credit Facility:
Revolving Credit Facility	$—	$30
Term Loan A	28	52
Term Loan B	113	114
Senior Subordinated Notes (9.50% Notes)	150	150
Convertible Subordinated Notes (5.75% Notes)	150	150
Contingent Convertible Subordinated Notes (4% Notes)	125	—
Foreign Credit Facilities and Other Debt	2	42

Total debt	568	538
Less: amounts due within one year	(16)	(52)

Long-term debt	$552	$486

     As of August 31, 2004, the borrowing limit under our revolving credit facility was $137 million, subject to certain restrictions described below. We had letters of credit of $56 million and no borrowings outstanding under that facility as of August 31, 2004. The average interest rate on the outstanding balance of long term debt was 6.34% as of August 31, 2004.

     Effective August 30, 2004, we entered into an amendment, consent and waiver (Amendment) with the lenders of our senior credit facilities that allows the net proceeds from the sale of the GDX business to be made available to us and applied as follows: (i) to repay any of our outstanding revolving loans without a permanent reduction in the revolver commitment, and (ii) to deposit $70 million in a designated account with one of our lenders. We are required to obtain senior lender approval for the use of the net proceeds from the sale of GDX on or prior to March 1, 2005, unless these proceeds are used to repay loans. The Amendment also provides that as long as we have $50 million or more of cash on hand (including cash in the designated account), we cannot borrow from our revolver, except that we can issue letters of credit in accordance with the terms of the senior credit facilities. The Amendment also relaxed certain financial covenants contained in the credit agreement going forward. Our interest coverage ratio was reduced to 2.25 to 1.00 for the quarter ended August 31, 2004, to 1.50 to 1.00 for the quarter ending November 30, 2004 and to 1.65 to 1.00 for the quarter ending February 28, 2005. The maximum leverage ratio was increased to 7.00 to 1.00 for the quarter ended August 31, 2004, and 8.25 to 1.00 for the quarters ending November 30, 2004 and February 28, 2005. The fixed charge coverage ratio was reduced to 0.90 to 1.00 for the quarter ended August 31, 2004, and 0.65 to 1.00 for the quarters ending November 30, 2004 and February 28, 2005. The minimum net worth covenant was waived through the period ending February 28, 2006. In addition, certain other consents and waivers were issued to permit the sale of the GDX business, including the release of all collateral associated with the GDX business, the release of two subsidiary guarantors and the release of the security interests in the subsidiaries being sold. Under the Amendment, the approval necessary for the consummation by us or any of our subsidiaries of an acquisition involving total consideration given and indebtedness assumed in excess of $50 million was increased from 51% of the lenders to 100% of the lenders.

     We were in compliance with our debt covenants as of August 31, 2004.

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

     Issuance of the 4% Notes generated net proceeds of approximately $120 million, which were first used to repay $40 million of outstanding borrowings under the revolving credit facility, and, second, to prepay the next 12 months of scheduled principal amortization under Term Loan A in the amount of $19 million. The remaining net proceeds were available to be used for general corporate purposes.

Foreign Credit Facilities and Other Debt

     Prior to the sale of the GDX, we had credit facilities in Europe and Canada, as well as other bank loans and capitalized leases relating to our discontinued operations. With the sale of GDX effective August 31, 2004, the outstanding debt was paid in full or assumed by Cerberus and the foreign credit facilities were terminated. The remaining balance of other debt of $2 million as of August 31, 2004, represents a capitalized equipment lease for continuing operations.

Interest Rate Swaps

     Effective January 2003, we entered into interest rate swap agreements on $100 million of our variable rate term loan debt for a two-year period. Under the swap agreements, we make payments based on a fixed rate of 6.02% and receive a London InterBank Offered Rate (LIBOR) based variable rate (5.34% as of August 31, 2004). We account for the interest rate swaps pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and there was no material ineffectiveness recognized in earnings. As of August 31, 2004, the fair value of these swaps resulted in a liability of less than $1 million, which has been included in other current liabilities with an offsetting amount recorded as an unrealized loss in other comprehensive income.

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

Groundwater Cases

     Along with other industrial Potentially Responsible Parties (PRPs) and area water purveyors, Aerojet was sued in three cases by approximately 500 individual plaintiffs residing in the vicinity of Aerojet’s facilities near Sacramento, California (the Sacramento cases). The Sacramento Superior Court through the initial pleading stage had reduced the number of plaintiffs in the Sacramento cases to approximately 300. On or about May 28, 2004 and July 23, 2004, the Sacramento Superior Court dismissed, without leave to amend, nearly 250 plaintiffs, leaving the number of plaintiffs at 53. The remaining individual plaintiffs in the Sacramento cases generally seek damages for illness (in some cases death) and economic injury allegedly caused by their ingestion of groundwater contaminated or served by defendants, without specifying actual damages. Discovery in the Sacramento cases has commenced and trial has been set for July 2005. Aerojet has retained outside counsel and is vigorously defending these actions.

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

     The trial court in the San Gabriel Valley cases has ruled that regulated water entity defendants will only be held accountable based on quantitative or numerical standards such as “maximum contaminant levels” (MCL) or “action levels.” The trial court also ruled that a single exceedance of a numerical standard does not constitute a violation. Rather, a violation requires a “failure to comply with the regulatory scheme, and not merely by exceedances of the MCL.” Thus, an exceedance of an action level, by itself, does not give rise to a cause of action. Plaintiffs have sought to overturn these rulings, but a final determination has not yet been made. The court also determined that the Public Utility Commission regulated water entity defendants did not serve water in violation of state and federal standards. Accordingly, such regulated water entities were dismissed from the litigation. Several defendants, including some industrial defendants, have settled with the plaintiffs. Currently, 162 of the remaining approximately 500 San Gabriel Valley plaintiffs are subject to early trial — most likely in 2005. Aerojet has notified its insurers, retained outside counsel and is vigorously defending these actions.

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

     In 2001, a disagreement between Aerojet and MDC arose regarding the interpretation of the 1999 Settlement Agreement. In December 2001, MDC filed a second lawsuit in federal court alleging that Aerojet breached the 1999 Settlement Agreement. McDonnell Douglas Corporation v. Aerojet-General Corporation, Case No. CIV-01-2245, U.S. District Court, E.D. CA. Aerojet and MDC have reached an agreement relating to the interim allocation of costs associated with the environmental contamination at IRCTS, and this second lawsuit has been dismissed with prejudice. The parties have agreed that a final cost allocation will be determined through binding arbitration at an undetermined future date.

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

Water Entity Cases

     In October 1999, Aerojet was sued by American States Water Company (ASWC), a local water purveyor, for damages, including unspecified past costs, future damages and replacement water for contaminated drinking water wells near Aerojet’s Sacramento, California manufacturing facility. American States Water Company, et al. v. Aerojet-General Corporation, et al., Case No. 99AS05949, Sacramento County Superior Court. Weeks before the scheduled trial, Aerojet and ASWC initiated mediation to resolve the dispute. Subsequently, Aerojet and ASWC executed a final settlement agreement ending this litigation.

     Aerojet’s 2003 agreement with the Sacramento County Water Agency (the County) in which Aerojet agreed to transfer all of its remediated groundwater to the County is anticipated to satisfy Aerojet’s water replacement obligations in eastern Sacramento County. Subject to various provisions of the County agreement, including approval under the California Environmental Quality Act, the County will assume Aerojet’s responsibility for providing replacement water to ASWC and other impacted water purveyors up to the amount of remediated water Aerojet transfers to the County. Aerojet has also agreed to pay the County approximately $13 million over several years toward the cost of constructing a replacement water supply project. If the amount of Aerojet’s transferred water is in excess of the replacement water provided to the impacted water purveyors, the County has committed to make such water available for the development of Aerojet’s land in an amount equal to the excess.

     In October 2002, Aerojet, along with approximately 65 other individual and corporate defendants, was served with four civil suits filed in the U.S. District Court for the Central District of California that seek recovery of costs allegedly incurred in response to the contamination present at the South El Monte Operable Unit (SEMOU) of the San Gabriel Valley Superfund site. The cases are denominated as follows: The City of Monterey Park v. Aerojet-General Corporation, et al., (CV-02-5909 ABC (RCx)); San Gabriel Basin Water Quality Authority v. Aerojet-General Corporation, et al., (CV-02-4565 ABC (RCx)); San Gabriel Valley Water Company v. Aerojet-General Corporation, et al., (CV-02-6346 ABC (RCx)) and Southern California Water Company v. Aerojet-General Corporation, et al., (CV-02-6340 ABC (RCx)). The cases have been coordinated for ease of administration by the court. The plaintiffs’ claims are based upon allegations of discharges from a former site in the El Monte area, as more fully discussed below under the headings “San Gabriel Valley Basin, California — South El Monte Operable Unit.” Aerojet is vigorously defending the actions as its investigations do not identify a credible connection between the contaminants identified by the water entities in the SEMOU and those detected at Aerojet’s former facility located in El Monte, California, near the SEMOU (East Flair Drive site). Aerojet has notified its insurers of these claims. Discovery is ongoing and a trial is likely to be scheduled for 2005. The cost estimates to implement projects under the UAO prepared by EPA and the water entities is approximately $90 million.

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

     The initial plaintiffs consisted of four hourly retirees from the Jeannette, Pennsylvania facility of OMNOVA, the company spun-off from GenCorp on October 1, 1999, two hourly retirees from OMNOVA’s former Newcomerstown, Ohio facility, and three hourly retirees from our former tire plants in Akron, Ohio; Mayfield, Kentucky; and Waco, Texas. The plaintiffs sought class certification seeking to represent all eligible hourly retirees formerly represented by the unions URW or USWA. The unions are not party to the suit and have agreed not to support such litigation pursuant to an agreement negotiated with us. In December 2003, the trial court denied plaintiffs’ motion for class action certification. The plaintiffs filed a motion seeking reconsideration, and that motion was denied. Plaintiffs petitioned the Sixth Circuit Court of Appeals (Court of Appeals) for the right to seek an interlocutory appeal of the trial court’s denial of class certification. The Court of Appeals denied that petition in August 2004.

     Following the Court of Appeals ruling on the interlocutory appeal, the trial court lifted the stay on the Wotus case and denied a pending motion filed on behalf of 241 individuals who sought to intervene in the Wotus case. The result of these rulings is that that the Wotus case will move forward with the seven remaining individual plaintiffs. Extensive discovery has already occurred in this case. We have given notice to our insurance carriers and are receiving reimbursement for portions of our defense fees and costs. We are vigorously defending these claims. A trial in the Ohio federal court is not expected until sometime after the summer of 2005.

     OMNOVA had requested defense and indemnification from us regarding this matter. We denied this request and the party-defendants engaged in arbitration as required pursuant to the 1999 GenCorp-OMNOVA spin-off agreements. On May 26, 2004, the arbitrator issued his decision holding that we are required to defend and indemnify OMNOVA in the Wotus matter. Because we believe that the arbitrator’s ruling was overbroad and exceeded the scope of the arbitration, we have sought clarification, and possible modification, of the ruling in Ohio state court.

     Baumgardner et al. v. GenCorp Inc. and OMNOVA Solutions Inc.

     On or about July 8, 2004, the 241 individuals who sought to intervene in the Wotus matter filed a separate lawsuit against GenCorp and OMNOVA, also in the U.S. District Court for the Northern District of Ohio, seeking the same claims and relief (other than class certification) as in the Wotus matter. Baumgardner, et al. v. GenCorp Inc. et al., U.S.D.C., N.D. OH (Cleveland, OH), Case No. 1:04 CV 1278. The number of plaintiffs in the Baumgardner case was subsequently increased to 294. After the Sixth Circuit Court of Appeals denied the Wotus plaintiffs’ petition for an interlocutory appeal, and denied the Baumgardner plaintiffs’ motion to intervene in the Wotus case, the trial court ruled that the joinder of the 294 individuals in the Baumgardner case was improper. As a result of that decision, the trial court dismissed the Baumgardner case and gave each of the 294 individuals until October 31, 2004 to file individual claims.

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

     In 1999, the Ohio Court rendered an interim decision on CERCLA liability. The Ohio Court found GenCorp 30 percent liable and Olin 70 percent liable for remediation costs at the Big D site. The Ohio Court also found GenCorp 40% liable and Olin 60% liable for remediation costs, including costs for off-site disposal (other than the Big D site) and costs attributable to contamination at the Olin TDI facility, a plant built and operated by Olin on GenCorp property near the Big D site. However, the trial court did not rule on our Reduction Claims and determined it would hold these claims in abeyance.

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

     Since the mid-1990s, we have been named in 44 toxic tort cases involving alleged exposure to VC. With the exception of one case brought by the family of a former Ashtabula employee, we are alleged to be a “supplier/manufacturer” of PVC and/or a civil co-conspirator with other VC and PVC manufacturers. Plaintiffs generally allege that we suppressed information about the carcinogenic risk of VC to industry workers, and placed VC or PVC into commerce without sufficient warnings. Of these 44 cases, 18 have been settled or dismissed on terms favorable to us, including the case where we were the employer and the cases that allege VC exposure through various aerosol consumer products. In these “aerosol” cases, it was alleged that VC had been used as an aerosol propellant during the 1960s. Defendants in these cases include numerous consumer product manufacturers and more than 30 chemical manufacturers. We used VC internally, but never supplied VC for aerosol or any other use.

     The 26 pending cases involve employees at VC or PVC facilities that had no connection to us. One of the pending cases is a class action seeking a medical monitoring program for former employees at a PVC facility in New Jersey. The complaints in each of these cases assert that our involvement in the alleged conspiracy stems from our membership in trade associations.

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

Asbestos Litigation

     Over the years, we and our subsidiaries have from time to time been named as defendants in lawsuits alleging personal injury or death due to exposure to asbestos in building materials or in manufacturing operations. The majority have been filed in Madison County, Illinois and San Francisco, California. Since 1998, more than 80 of these asbestos lawsuits have been resolved, with the majority being dismissed and many being settled for less than $0.1 million each. As of August 31, 2004, there were 49 asbestos cases pending, including the Goede case described below.

     In November 2002, a jury verdict against Aerojet in the amount of approximately $5 million in the Circuit Court of the City of St. Louis, Missouri, led to a judgment of approximately $2 million after setoff based on plaintiffs’ settlements with other defendants, which we accrued. Goede et al. v. A. W. Chesterton Inc. et al., Case No. 012-9428, Circuit Court, City of St. Louis, MO. The $3 million setoff was based on plaintiffs’ settlements with other defendants. Post-trial motions filed by Aerojet and the plaintiffs were denied by the trial court. Aerojet appealed the decision to the Missouri Court of Appeals, Eastern District (the Appellate Court) and asked the Appellate Court to vacate the judgment and order a new trial based on, among other things, the trial court’s actions during trial that denied Aerojet the opportunity to introduce testimony from certain witnesses and to introduce certain evidence at trial, and based on the trial court’s application of Missouri law rather than California law. The appellate court heard oral arguments on December 9, 2003. In an opinion dated May 11, 2004, the Appellate Court denied Aerojet’s appeal and affirmed the trial court’s opinion. Aerojet filed with the Appellate Court a motion for a rehearing and a petition to transfer to the Supreme Court of Missouri. On September 28, 2004, the Missouri Supreme Court denied our petition to transfer the matter effectively ending Aerojet’s appellate rights in this matter.

     In July 2004, counsel for PCC Flow Technologies, Inc. (PCC), a subsidiary of Precision Castparts Corp., sent a demand letter to Aerojet seeking indemnification for approximately fifty seven pending asbestos cases, and forty two settled or closed asbestos cases. PCC claims that it is the successor to the business of Johnston Pump Company, a business operated by a subsidiary of Aerojet. In 1984, Johnston Pump Company sold certain assets relating to the Johnston Pump and valve business. PCC contends that the purchase agreement provided that the seller would retain liability for product liability claims arising out of products manufactured prior to the closing date in 1984 and would indemnify and defend the buyer from such claims. PCC also contends that Aerojet guaranteed the seller’s alleged indemnity obligations contained in the purchase agreement. We are in the process of obtaining documentation from PCC to understand how it is the successor to this business. We are exploring a number of potential defenses to the tender of these claims including failure to comply with the 1984 purchase agreement and late notice. While we may have certain defenses available to us, we may face some exposure with respect to these tendered cases. We have signed a standstill and tolling agreement with PCC and are working with PCC to determine what liabilities we may have for these cases.

     Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against us and our subsidiaries, we are unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued for such contingencies.

Other Legal Matters

     We are subject to other legal actions, governmental investigations and proceedings relating to a wide range of matters in addition to those discussed above. While there can be no certainty regarding the outcome of any litigation, investigation or proceeding, in the opinion of our management, after reviewing the information that is currently available with respect to such matters, any liability that may ultimately be incurred with respect to these matters is not expected to materially affect our consolidated financial condition. The effect of the resolution of these matters on our financial condition and results of operations, our liquidity and available financial resources cannot be predicted because any such effect depends on future results of operations, liquidity position and available financial resources, and the amount and timing of the resolution of such matters. In addition, it is possible that amounts could be significant in any particular reporting period.

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

     On August 27, 2003, Aerojet entered into an agreement with the Sacramento County Water Agency (the County) whereby it agreed to transfer all of its remediated groundwater to the County. Subject to various provisions of the County agreement including approval under California Environmental Quality Act, the County will assume responsibility for providing replacement water to ASWC and other impacted water purveyors up to the amount of remediated water Aerojet transfers to the County. Aerojet has also agreed to pay the County approximately $13 million over several years towards the cost of constructing a replacement water supply project. If the amount of Aerojet’s transferred water is in excess of the replacement water provided to the impacted water purveyors, the County has committed to make water available for the development of Aerojet’s land in an amount equal to the excess. In December 2003 and January 2004, Aerojet entered into certain agreements with ASWC which, when combined with Aerojet’s agreement with the County are anticipated to satisfy Aerojet’s obligations under EPA and RWQCB Orders to provide replacement water in eastern Sacramento County.

     Aerojet leased the southern portion of the Sacramento site to Douglas Aircraft for rocket assembly and testing from 1957 to 1961 and sold approximately 3,800 acres, including the formerly leased portion, to Douglas Aircraft in 1961. Aerojet reacquired the property known as IRCTS from MDC, the successor to Douglas Aircraft and now an operating unit of The Boeing Company, in 1984. Both MDC and Aerojet were ordered to investigate and remediate environmental contamination by certain orders issued in 1991 and 1994 by the California Department of Toxic Substances Control (DTSC) and a similar 1997 order of the Central Valley RWQCB.

     In early 2004, the DTSC, through the California Attorney General’s Office, proposed certain penalties against us relating to its findings in connection with audits for 2000, 2002 and 2003 at our Sacramento, California facility. After discussing such matters with the Attorney General’s Office, we entered into a Stipulation for Entry of Final Judgment with the DTSC and agreed to pay penalties of approximately $1 million.

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

     In May 1997, as a result of the development of more sensitive measuring methods, perchlorate was detected in wells in the BPOU. NDMA was also detected using newly developed measuring methods. Suspected sources of perchlorate include Aerojet’s solid rocket development and manufacturing activities in the 1940s and 1950s, military ordnance produced by another company at a facility adjacent to the Aerojet facilities in the 1940s, the burning of confiscated fireworks by local fire departments, and fertilizer used in agriculture. NDMA is a suspected byproduct of Aerojet’s liquid rocket fuel activities in the same time period. NDMA is also a contaminant in cutting oils used by many businesses and is found in many foods. In addition, a chemical known as 1,4 dioxane is present and is being treated at the BPOU. Aerojet may be a minor contributor of this chemical.

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

     A significant amount of public funding is available to offset project costs. To date, Congress has appropriated approximately $56 million (so called Title 16 or Dreier funds), which is potentially available for payment of project costs. All such funding will require Water Quality Authority (WQA) action to allocate funds to the project, which the WQA is currently considering. Approximately $34 million of the funding has been allocated to the project and additional funds may follow in later years.

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

     Also as part of the EIS sale to Northrop, Aerojet paid the EPA $9 million which was an amount to be offset against Aerojet’s share of the EPA’s total claimed past costs (the EPA now claims total past costs attributable to various parties are approximately $28 million). Aerojet and the EPA have agreed to a final settlement for Aerojet’s portion of such past costs and are negotiating a consent decree. Unresolved at this time is the issue of California’s past costs which were last estimated at approximately $4 million.

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

     Aerojet has been served with civil suits filed in the U.S. District Court for the Central District of California by four public and private water companies. The suits seek recovery of costs allegedly incurred in response to the contamination present in the SEMOU. Plaintiffs allege that groundwater in the SEMOU is contaminated with chlorinated solvents and ammonium perchlorate that were released into the environment by Aerojet and other parties causing plaintiffs to incur unspecified response costs and other damages. Aerojet’s investigations to date have not identified a credible connection between the contaminants identified by the water entities in the SEMOU and those detected at Aerojet’s former facility located at 9100 and 9200 East Flair Drive, El Monte, California, which lies in or near the SEMOU.

     Aerojet was successful in its efforts to eliminate several of the claims initially raised by the water entities. However, other claims remain. Discovery is ongoing.

     Aerojet has filed third-party complaints against several water entities on the basis that they introduced perchlorate-containing Colorado River water to the basin. Such water entities have filed motions to dismiss Aerojet’s complaints. A hearing on such matters is scheduled for December 2004.

Other Sites

     We have studied remediation alternatives for our closed Lawrence, Massachusetts facility, which was primarily contaminated with polychlorinated biphenyls, and have begun site remediation and off-site disposal of debris. As part of these remediation efforts, we are working with local, state and federal officials and regulatory agencies to return the property to a beneficial use. The time frame for the remediation and redevelopment project is currently estimated to range from two to three years.

     We are also currently involved, together with other companies, in approximately 31 other Superfund and non-Superfund remediation sites. In many instances, our liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and our involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in our experience, interim and final allocations of liability costs are generally made based on relative contributions of waste. In our previous experience, our allocated share has frequently been minimal, and in many instances, has been less than one percent. Also, we are seeking recovery of our costs from our insurers.

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

     Our review of estimated future environmental costs which incorporated, but was not limited to the following: (i) status of work completed since the last estimate; (ii) expected cost savings related to the substitution of new remediation technology and to information not available previously; (iii) obligations for reimbursement of regulatory agency service costs; (iv) updated BPOU cost estimates; (v) costs of complying with the Western Groundwater Administrative Order, including replacement water and remediation upgrades; (vi) estimated costs related to IRCTS and Aerojet’s Sacramento site; (vii) new information related to the extent and location of previously identified contamination; and (viii) additional construction contingencies. Our review of estimated future remediation costs resulted in an increase to our environmental reserves of $24 million as of August 31, 2004.

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

     A summary of our environmental reserve activity is shown below (dollars in millions):

	November 30, 2003			August 31, 2004
	Reserve	Additions	Expenditures	Reserve
Aerojet	$298	$22	$(21)	$299
Other Sites	17	2	(1)	18

Total	$315	$24	$(22)	$317

     As of August 31, 2004, the Aerojet reserves include $180 million for the Sacramento site, $101 million for BPOU, and $18 million for other Aerojet sites. The reserves for the other sites include $8 million for the Lawrence, Massachusetts site and $10 million for various other sites.

Estimated Recoveries

     On January 12, 1999, Aerojet and the U.S. government implemented the October 1997 Agreement in Principle resolving certain prior environmental and facility disagreements, with retroactive effect to December 1, 1998. The Global Settlement covered all environmental contamination at the Sacramento and Azusa sites. Under the Global Settlement, Aerojet and the U.S. government resolved disagreements about an appropriate cost-sharing ratio. The Global Settlement provides that the cost-sharing ratio will continue for a number of years.

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

     In conjunction with the sale of EIS, Aerojet entered into an agreement with Northrop Grumman (Northrop) whereby Aerojet will be reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement. Amounts reimbursed are subject to annual limitations, with excess amounts carrying over to subsequent periods, the total of which will not exceed $190 million over the term of the agreement, which ends in 2028. As of August 31, 2004, $161 million in potential future reimbursements was available over the remaining life of the agreement.

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

     In conjunction with our review of the environmental reserves discussed above, we revised our estimate of costs that will be recovered under the Global Settlement based on business expected to be conducted under contracts with the U.S. government and its agencies in the future. In fiscal 2003, due to the Global Settlement and Memorandum of Understanding with the government, discussed above, which allow for costs to be allocated to all Aerojet operations beginning in 2005 and decrease the costs allocated to Northrop annually, Aerojet increased its environmental reserves by $12 million and estimated recoveries by $13 million, which resulted in a net $1 million of other income in our statement of operations. The recovery of costs under the Global Settlement is based, in part, on the relative size of Aerojet’s commercial business base, which has historically included the Fine Chemicals operating segment because it was previously a division of Aerojet. As a result of our plan to sell Fine Chemicals, Aerojet revised its estimated recovery of costs under the Global Settlement during the third quarter of 2004. As a result, Aerojet increased its estimated recoveries by $39 million and recorded $17 million of other income (expense), net in the third quarter of fiscal 2004.

11. Arrangements with Off-Balance Sheet Risk

     As of August 31, 2004, obligations required to be disclosed in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others consisted of:

—	$56 million in outstanding commercial letters of credit expiring in 2004 and 2005 securing obligations for environmental remediation, insurance coverage and litigation.

—	Up to $120 million aggregate in guarantees by GenCorp Inc. of Aerojet’s obligations to government agencies for environmental remediation activities, subject to partial offsets for other financial assurances provided in conjunction with these obligations.

—	Guarantees, jointly and severally, by our material domestic subsidiaries of our obligations under our bank credit agreements and our $150 million 9.5% Notes.

     12. Other Comprehensive Income (Loss), Net of Income Taxes

     Comprehensive income (loss) encompasses net income (loss) and other comprehensive income (loss) items, which includes all other non-owner transactions and events that change shareholders’ equity. Our other comprehensive income (loss) includes the effects of foreign currency translation adjustments, changes in the minimum funding liability for pension obligations, and changes in the fair value of certain derivative financial instruments. The effects of foreign currency translation adjustments are primarily associated with our GDX business which was divested during the third quarter of fiscal 2004 (see Note 14).

     Prior to the sale of substantially all of the GDX business, we had an accumulated foreign currency translation gain of $35 million and an accumulated minimum pension liability loss of $2 million that were reflected as a net increase of consolidated shareholders’ equity and related solely to the GDX business. In accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation, this amount has been included in the determination of the loss on sale of GDX and in accordance with SFAS No. 130, Reporting Comprehensive Income, an equal amount is reported as a reclassification adjustment.

     The components of other comprehensive income (loss) and the related income tax effects are presented in the following table (dollars in millions):

	Three months ended August 31,		Nine months ended August 31,
	2004	2003	2004	2003
Net income (loss)	$(47)	$(3)	$(378)	$10
Other comprehensive income (loss), net of income taxes:
Effects of foreign currency translation adjustments	(34)	(16)	(35)	24
Change in minimum pension liability	2	—	2	—
Change in fair value of interest rate swap	—	1	1	(1)
Reclassification adjustment	33	—	33	—

Total comprehensive income (loss)	$(46)	$(18)	$(377)	$33

13. Employee Pension and Postretirement Plans

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

     Our U.S. pension plans remain overfunded and we do not expect to make any net cash contributions during the fourth quarter of fiscal 2004.

     The components of periodic cost for pension benefits and other postretirement benefits for the three and nine months ended August 31, 2004 and 2003 were comprised of (dollars in millions):

			Other
	Defined Benefit		Postretirement
	Pension Plans		Benefit Plans
	Three months ended August 31,
	2004	2003	2004	2003
Service cost for benefits earned during the year	$3	$3	$—	$—
Interest cost on benefit obligation	28	27	3	3
Assumed return on plan assets	(34)	(36)	—	—
Amortization of unrecognized: - prior service cost	—	—	(1)	(1)
- net losses	13	3	—	—

Retirement plan (benefit) expense	$10	$(3)	$2	$2

			Other
	Defined Benefit		Postretirement
	Pension Plans		Benefit Plans
	Nine months ended August 31,
	2004	2003	2004	2003
Service cost for benefits earned during the year	$9	$7	$—	$—
Interest cost on benefit obligation	84	81	8	9
Assumed return on plan assets	(101)	(106)	—	—
Amortization of unrecognized: - prior service cost	1	1	(3)	(3)
- net losses	37	9	1	—
- transition obligation	(1)	(1)	—	—

Retirement plan (benefit) expense	$29	$(9)	$6	$6

     During the three and nine months ended August 31, 2004, discontinued operations incurred $12 million and $19 million, respectively, relating to pension and postretirement benefit expense including $10 million related to the curtailment and settlement expenses from the completion of the sale of the GDX business. Additionally, during the three and nine months ended August 31, 2003, discontinued operations incurred $1 million and $4 million, respectively, relating to pension and postretirement benefit expense.

14. Discontinued Operations

     During the second quarter of fiscal 2004, we announced plans to sell the GDX business. This decision was a result of declining volumes and continued challenges in this market environment including increased material costs, high development and start-up costs, anticipated working capital requirements as well as adverse customer pricing pressures. In accordance with our plan to sell the GDX business, we classified our GDX operating segment as a discontinued operation during the second quarter of fiscal 2004. During the third quarter of fiscal 2004, we signed a definitive agreement to sell GDX, including substantially all of the assets of GenCorp Inc. that were used in the GDX business and substantially all of GenCorp Inc.’s worldwide subsidiaries that were engaged in the GDX business, to Cerberus for $147 million, subject to adjustment, of which $140 million has been received as of August 31, 2004. We closed the transaction on August 31, 2004. For operating segment reporting, prior to the second quarter of fiscal 2004, GDX was reported as a separate operating segment.

     During the second quarter of fiscal 2004, the GDX operating segment net assets were adjusted to management’s estimate of proceeds to be received on disposition less costs to sell that resulted in a $261 million loss being recorded. An additional loss of $18 million was recorded in the third quarter of fiscal 2004 to reflect the net assets of the GDX business as of August 31, 2004 and management’s estimate of the proceeds from the sale of the GDX business to Cerberus.

     In accordance with Emerging Issues Task Force (EITF) 87-24, Allocation of Interest to Discontinued Operations, we allocated interest to discontinued operations based upon interest on debt that would be required to be repaid using estimated proceeds to be received from the sale of the GDX business. This resulted in an interest allocation of approximately $1 million for the three months ended August 31, 2004 and 2003. Interest allocation for the first nine months of fiscal 2004 and fiscal 2003 was $4 million and $3 million, respectively.

     In November 2003, we announced we were closing a GDX manufacturing facility in Chartres, France. The decision resulted primarily from declining sales volumes with French automobile manufacturers. In June 2004, we completed the legal process for closing the facility and establishing a social plan. As a result, we recorded pre-tax expense of approximately $11 million during the third quarter of fiscal 2004 primarily related to employee social costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The charge is included as a component of discontinued operations. We have not yet recorded expenses associated with certain social benefits due to the uncertainty of the benefit amount. These additional social costs are expected to result in additional pre-tax expense of $3 million to $6 million and are anticipated to be incurred over the next two years. In accordance with SFAS No. 146, we will recognize the related costs once they are certain.

     During the third quarter of fiscal 2004, we classified the Fine Chemicals segment as a discontinued operation as a result of our plans to sell the business. This plan was a result of management’s decision to focus our capital and resources on our Aerospace and Defense and Real Estate operating segments. For operating segment reporting, Fine Chemicals business was previously reported as a separate operating segment.

     Summarized financial information for the GDX and Fine Chemicals operations (discontinued operations) is set forth below (dollars in millions):

	Three months ended		Nine months ended
	August 31,		August 31,
	2004	2003	2004	2003
Net sales	$191	$185	$605	$625
Income (loss) before income taxes	(33)	(14)	(308)	9
Income tax benefit (provision)	1	6	2	(2)
Net income (loss) from discontinued operations	(32)	(8)	(306)	7

     The major components of assets and liabilities of discontinued operations in the condensed consolidated balance sheets are as follows (dollars in millions):

	August 31,	November 30,
	2004	2003
Accounts receivable	$15	$92
Inventories, net	20	61
Other assets	1	141
Property, plant and equipment, net	69	369

Assets of discontinued operations	$105	$663

Accounts payable	$7	$77
Other liabilities	16	92

Liabilities of discontinued operations	$23	$169

15. Operating Segments and Related Disclosures

     Our continuing operations are organized into two segments based on different products and customer bases: Aerospace and Defense and Real Estate. See Note 1 for additional information related to our operating segments.

     During the second quarter of fiscal 2004, we classified our GDX operating segment as a discontinued operation. During the third quarter of fiscal 2004, we classified our Fine Chemicals operating segment as a discontinued operation. See Note 14 for additional information about our discontinued operations.

     We evaluate our operating segments based on several factors, of which the primary financial measure is segment performance. Segment performance represents net sales less applicable costs, expenses and provisions for restructuring and unusual items relating to operations. Segment performance excludes corporate income and expenses, interest expense, income taxes and discontinued operations.

     Selected financial information for each reportable segment is as follows (dollars in millions):

	Three Months ended		Nine Months ended
	August 31,		August 31,
	2004	2003	2004	2003
Net Sales:
Aerospace and Defense	$116	$83	$354	$226
Real Estate	2	17	4	20
Intersegment sales elimination	(2)	(2)	(8)	(1)

Total	$116	$98	$350	$245

Segment Performance:
Aerospace and Defense	$18	$9	$44	$25
Unusual items	—	(2)	—	(2)
Retirement benefit plan (expense) income	(7)	1	(21)	3

Aerospace and Defense Total	11	8	23	26
Real Estate	1	11	3	13
Retirement benefit plan (expense) income	—	—	—	—

Real Estate Total	1	11	3	13

Total	$12	$19	$26	$39

	Three Months ended		Nine Months ended
	August 31,		August 31,
	2004	2003	2004	2003
Reconciliation of segment performance to continuing income (loss) before income taxes:
Segment performance	$12	$19	$26	$39
Interest expense	(9)	(5)	(25)	(13)
Corporate retirement benefit plan expense	(5)	—	(14)	—
Corporate and other expenses	(10)	(7)	(26)	(22)

Income (loss) from continuing operations before income taxes	$(12)	$7	$(39)	$4

	August 31,	November 30,
	2004	2003
Total Assets:
Aerospace and Defense	$967	$940
Real Estate	35	49

Identifiable assets	1,002	989
Assets of discontinued operations	105	663
Corporate	248	245

Total Assets	$1,355	$1,897

16. Condensed Consolidating Financial Information

     We are providing condensed consolidating financial information for our material domestic subsidiaries that have guaranteed the 9.50% Notes and for those subsidiaries that have not guaranteed the 9.50% Notes. These 100% owned subsidiary guarantors have, jointly and severally, fully and unconditionally guaranteed the 9.50% Notes. The subsidiary guarantees are senior subordinated obligations of each subsidiary guarantor and rank (i) prior in right of payment with all senior indebtedness, (ii) equal in right of payment with all senior subordinated indebtedness and (iii) senior in right of payment to all subordinated indebtedness, in each case, of that subsidiary guarantor. The subsidiary guarantees will also be effectively subordinated to any secured indebtedness of the subsidiary guarantor with respect to the assets securing that indebtedness. Certain subsidiary guarantors are included in discontinued operations. Two subsidiary guarantors were released in accordance with the indenture upon completion of the sale of the GDX business (see Note 14).

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

Condensed Consolidating Statements of Income

Three Months Ended August 31, 2004 (dollars in millions):

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$116	$—	$—	$116
Cost of products sold	—	114	—	—	114
Selling, general and administrative	7	4	—	—	11
Depreciation and amortization	2	6	—	—	8
Interest expense	9	—	—	—	9
Other, (income) expense, net	2	(16)	—	—	(14)

Income (loss) from continuing operations before income taxes	(20)	8	—	—	(12)
Income tax provision	—	(4)	1	—	(3)

Loss from continuing operations	(20)	4	1	—	(15)
Loss from discontinued operations	(5)	4	(31)	—	(32)

Loss before equity earnings	(25)	8	(30)	—	(47)
Equity (losses) earnings of subsidiaries	(22)	—	—	22	—

Net income (loss)	$(47)	$8	$(30)	$22	$(47)

Three Months Ended August 31, 2003 (dollars in millions):

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$100	$—	$(2)	$98
Cost of products sold	—	73	—	(2)	71
Selling, general and administrative	3	2	—	—	5
Depreciation and amortization	1	6	—	—	7
Interest expense	5	—	—	—	5
Unusual items, net	—	2	—	—	2
Other income, net	1	—	—	—	1

Income (loss) from continuing operations before income taxes	(10)	17	—	—	7
Income tax benefit (provision)	2	(4)	—	—	(2)

Income (loss) from continuing operations	(8)	13	—	—	5
Loss from discontinued operations	(6)	—	(2)	—	(8)

Income (loss) before equity earnings	(14)	13	(2)	—	(3)
Equity (losses) earnings of subsidiaries	11	—	—	(11)	—

Net income (loss)	$(3)	$13	$(2)	$(11)	$(3)

Nine Months Ended August 31, 2004 (dollars in millions):

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$350	$—	$—	$350
Cost of products sold	—	319	—	—	319
Selling, general and administrative	25	9	—	—	34
Depreciation and amortization	5	20	—	—	25
Interest expense	24	1	—	—	25
Other income, net	1	(15)	—	—	(14)

Income (loss) from continuing operations before income taxes	(55)	16	—	—	(39)
Income tax benefit (provision)	—	(33)	—	—	(33)

Loss from continuing operations	(55)	(17)	—	—	(72)
Loss from discontinued operations	(72)	(11)	(223)	—	(306)

Loss before equity earnings	(127)	(28)	(223)	—	(378)
Equity (losses) earnings of subsidiaries	(251)	—	—	251	—

Net income (loss)	$(378)	$(28)	$(223)	$251	$(378)

Nine Months Ended August 31, 2003 (dollars in millions):

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$247	$—	$(2)	$245
Cost of products sold	—	191	—	(2)	189
Selling, general and administrative	15	5	—	—	20
Depreciation and amortization	4	16	—	—	20
Interest expense	13	—	—	—	13
Unusual items, net	—	2	—	—	2
Other income, net	(3)	—	—	—	(3)

Income (loss) from continuing operations before income taxes	(29)	33	—	—	4
Income tax benefit (provision)	7	(8)	—	—	(1)

Income (loss) from continuing operations	(22)	25	—	—	3
Income (loss) from discontinued operations	(10)	4	13	—	7

Income (loss) before equity earnings	(32)	29	13	—	10
Equity earnings of subsidiaries	42	—	—	(42)	—

Net income (loss)	$10	$29	$13	$(42)	$10

Condensed Consolidating Balance Sheets

		Guarantor	Non-guarantor
August 31, 2004 (dollars in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash	$27	$3	$1	$—	$31
Restricted cash	16	—	—	—	16
Accounts receivable	5	84	—	—	89
Inventories, net	—	165	—	—	165
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	36	—	—	36
Prepaid expenses and other	—	4	—	—	4
Assets of discontinued operations	—	104	1	—	105

Total current assets	48	396	2	—	446
Restricted cash	54	—	—	—	54
Property, plant and equipment, net	1	139	—	—	140
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	208	—	—	208
Prepaid pension asset	127	163	—	—	290
Goodwill	—	103	—	—	103
Intercompany, net	(380)	382	(2)	—	—
Other noncurrent assets, net	946	92	9	(933)	114

Total assets	$796	$1,483	$9	$(933)	$1,355

Short-term borrowings and current portion of long-term debt	$16	$—	$	$—	$16
Accounts payable	8	21	—	—	29
Reserves for environmental remediation	8	45	—	—	53
Income taxes payable	21	10	—	—	31
Other current liabilities	37	107	—	—	144
Liabilities of discontinued operations	—	11	12	—	23

Total current liabilities	90	194	12	—	296
Long-term debt, net of current portion	552	—	—	—	552
Reserves for environmental remediation	10	254	—	—	264
Postretirement benefits other than pensions	91	52	—	—	143
Other noncurrent liabilities	12	63	—	—	75

Total liabilities	755	563	12	—	1,330
Total shareholders’ equity	41	920	(3)	(933)	25

Total liabilities and shareholders’ equity	$796	$1,483	$9	$(933)	$1,355

		Guarantor	Non-guarantor
November 30, 2003 (dollars in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash	$9	$3	$52	$—	$64
Accounts receivable	3	85	—	—	88
Inventories, net	—	142	—	—	142
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	37	—	—	37
Prepaid expenses and other	13	2	—	—	15
Assets of discontinued operations	88	144	431	—	663

Total current assets	113	413	483	—	1,009
Property, plant and equipment, net	—	148	—	—	148
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	183	—	—	183
Prepaid pension asset	135	185	—	—	320
Goodwill	1	99	—	—	100
Intercompany, net	(281)	418	(137)	—	—
Other noncurrent assets, net	1,160	142	10	(1,175)	137

Total assets	$1,128	$1,588	$356	$(1,175)	$1,897

Short-term borrowings and current portion of long-term debt	$22	$—	$30	$—	$52
Accounts payable	5	32	—	—	37
Reserves for environmental remediation	6	47	—	—	53
Income taxes payable	(13)	26	10	—	23
Other current liabilities	44	122	—	—	166
Liabilities of discontinued operations	38	17	114	—	169

Total current liabilities	102	244	154	—	500
Long-term debt, net of current portion	479	—	7	—	486
Reserves for environmental remediation	11	251	—	—	262
Postretirement benefits other than pensions	94	54	—	—	148
Other noncurrent liabilities	14	59	—	—	73

Total liabilities	700	608	161	—	1,469
Total shareholders’ equity	428	980	195	(1,175)	428

Total liabilities and shareholders’ equity	$1,128	$1,588	$356	$(1,175)	$1,897

Condensed Consolidating Statements of Cash Flows

Nine months ended August 31, 2004 (dollars in millions):

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(43)	$(27)	$(20)	$—	$(90)
Cash flows from investing activities:
Capital expenditures	—	(11)	—	—	(11)
Proceeds from business disposition	140	—	—	—	140
Other investing activities	(79)	(8)	(20)	—	(107)

Net cash used in investing activities	61	(19)	(20)	—	22
Cash flows from financing activities:
Net transfers (to) from parent	(74)	46	28	—	—
Borrowings (repayments) on notes payable and long-term debt, net	59	—	(34)	—	25
Other financing activities	14	—	(7)	—	7

Net cash provided by financing activities	(1)	46	(13)	—	32
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	3	—	3

Net increase (decrease) in cash and cash equivalents	17	—	(50)	—	(33)
Cash and cash equivalents at beginning of year	9	3	52	—	64

Cash and cash equivalents at end of period	$26	$3	$2	$—	$31

Nine months ended August 31, 2003 (dollars in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(22)	$38	$4	$—	$20
Cash flows from investing activities:
Capital expenditures	—	(6)	—	—	(6)
Other investing activities	(102)	(3)	(13)	—	(118)

Net cash used in investing activities	(102)	(9)	(13)	—	(124)
Cash flows from financing activities:
Net transfers (to) from parent	49	(36)	(13)	—	—
Borrowings (repayments) on notes payable and long-term debt, net	93	—	20	—	113
Other financing activities	—	—	—	—	—

Net cash provided by financing activities	142	(36)	7	—	113
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	4	—	4

Net increase (decrease) in cash and cash equivalents	18	(7)	2	—	13
Cash and cash equivalents at beginning of year	—	13	35	—	48

Cash and cash equivalents at end of period	$18	$6	$37	$—	$61

17. New Accounting Pronouncements

     In August 2004, the FASB issued Staff Position No. 106-2 (FSP 106-2), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of post-retirement health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. When adopted, FSP 106-2 will supersede FSP 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which was issued in January 2004 and permitted a sponsor of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until more authoritative guidance on the accounting for the federal subsidy was issued. We elected the one-time deferral allowed under FSP 106-1 and as a result any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on postretirement health care benefit plans. FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy and specifies the disclosure requirements for employers who have adopted FSP 106-2, including those who are unable to determine whether benefits provided under its plan are actuarially equivalent to Medicare Part D. FSP 106-2 is effective for our fourth quarter of fiscal 2004. We anticipate that the adoption of FSP 106-2 will reduce our accumulated plan benefit obligation by $3 million related to the Act.

     In September 2004, Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-08 (EITF 04-08), The Effect of Contingently Convertible Debt on Diluted Earnings per Share. Under current interpretations of FASB No. 128, Earnings per Share, issuers of contingently convertible debt instruments (Co-Cos) generally exclude the potential common shares underlying the Co-Cos from the calculation of diluted earnings per share until the underlying common stock achieves a specified price target, or other contingency is met. EITF 04-08 requires that Co-Cos should be included in diluted earnings per share computations, if dilutive, regardless of whether the market price trigger has been met. We will adopt the requirements of EITF 04-08 beginning with the quarter ending February 28, 2005. The application of EITF 04-08 will require us to include our 4% Contingent Convertible Subordinated Notes due 2024 (4% Notes) which were issued in January 2004 (see Note 9) in our calculation of diluted earnings per share, if dilutive. The diluted earnings per share computations for the first three quarters of fiscal 2004 would exclude the impact of the 4% Notes as the effect would be antidilutive.

     On October 13, 2004, the FASB concluded that Statement 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. We could adopt the new standard in one of two ways — the modified prospective transition method or the modified retrospective transition method. We will adopt Statement 123R in our fourth quarter of fiscal 2005 and are currently evaluating the effect that the adoption of Statement 123R will have on our financial position and results of operations.

18. Subsequent Events

     On October 1, 2004, we completed the sale of the former Atlantic Research Corporation (ARC) in-space propulsion business to American Pacific Corporation for $4 million in cash and the assumption of certain liabilities. In October 2003, we acquired the ARC propulsion business. As a condition to the Federal Trade Commission’s approval of that transaction, we were directed to divest ARC’s in-space propulsion business.

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

Overview

     We are a technology-based manufacturer operating primarily in North America. Our continuing operations are organized into two segments: Aerospace and Defense and Real Estate. The Aerospace and Defense segment includes the operations of Aerojet-General Corporation (Aerojet), which develops and manufactures propulsion systems for space and defense applications, armament systems for precision tactical weapon systems and munitions applications, and advanced airframe structures. Primary customers served include major prime contractors to the U.S. government, the Department of Defense (DOD) and the National Aeronautics and Space Administration (NASA). The Real Estate segment includes activities related to the development, sale and leasing of our real estate assets.

     During the second quarter of fiscal 2004, we announced plans to sell the GDX Automotive (GDX) business. This decision was a result of declining volumes and continued challenges in this market environment including increased material costs, high development and start-up costs, anticipated working capital requirements as well as adverse customer pricing pressures. In accordance with our plan to sell the GDX business, we classified our GDX operating segment as a discontinued operation in the second quarter of fiscal 2004. During the third quarter of fiscal 2004, we signed a definitive agreement to sell GDX, including substantially all of the assets of GenCorp Inc. that were used in the GDX business and substantially all of GenCorp Inc.’s worldwide subsidiaries that were engaged in the GDX business, to Cerberus Capital Management L.P. (Cerberus) for $147 million, subject to adjustment, of which $140 million has been received as of August 31, 2004. We closed the transaction on August 31, 2004. See additional discussion in Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements.

     During the third quarter of fiscal 2004, we classified the Fine Chemicals segment as a discontinued operation as a result of our plans to sell this business. This plan was a result of management’s decision to focus our capital and resources on our Aerospace and Defense and Real Estate businesses. For operating segment reporting, Fine Chemicals was previously reported as a separate operating segment. See additional discussion in Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations

Net Sales:

	Three months ended				Nine months ended
	August 31,			Percentage	August 31,			Percentage
	2004	2003	Change*	Change	2004	2003	Change**	Change
Net sales	$116	$98	$18	18%	$350	$245	$105	43%

     * Primary reason for change. The increase in sales was primarily due to $45 million of sales contributed by the propulsion business of ARC, which was acquired in October 2003. The increase in sales was partially offset by a decrease of $15 million in real estate sales and fewer deliveries on the ATLAS V program. During the third quarter of fiscal 2003, our real estate segment sold an office complex in Sacramento, California for $15 million.

     ** Primary reason for change. The increase in sales was primarily due to $127 million of sales contributed by the propulsion business of ARC, which was acquired in October 2003. The increase in sales was partially offset by a decrease of $16 million in real estate sales and fewer deliveries on the ATLAS V program. During the third quarter of fiscal 2003, our real estate operating segment sold an office complex in Sacramento, California for $15 million.

     Please refer to the “Operating Segment Information” section below for further discussions with respect to net sales and operating results for each of our operating segments.

Cost of Products Sold:

	Three months ended			Nine months ended
	August 31,			August 31,
	2004	2003	Change*	2004	2003	Change*
Cost of Products Sold	$114	$71	$43	$319	$189	$130
Percentage of net sales	98%	72%		91%	77%

     * Primary reason for change. The increase in cost of products sold as a percentage of net sales was due to the following: (i) higher margin real estate sales recorded in the third quarter of fiscal 2003, (ii) increase in retirement benefit plan expenses of $8 million and $24 million in the three and nine months of fiscal 2004, respectively, (iii) lower margin sales from the propulsion business of ARC which was acquired in October 2003, and (iv) $16 million write-down of inventory associated with the Atlas V program in the third quarter of fiscal 2004.

Selling, General and Administrative:

	Three months ended			Nine months ended
	August 31,			August 31,
	2004	2003	Change*	2004	2003	Change*
Selling, general and administrative	$11	$5	$6	$34	$20	$14
Percentage of net sales	9%	5%		10%	8%

     * Primary reason for change. The increase is primarily a result of an increase of $5 million and $14 million in non-cash retirement benefit plan expense in the third quarter and first nine months of fiscal 2004, respectively.

Depreciation and Amortization:

	Three months ended			Nine months ended
	August 31,			August 31,
	2004	2003	Change*	2004	2003	Change*
Depreciation and amortization	$8	$7	$1	$25	$20	$5
Percentage of net sales	7%	7%		7%	8%

     * Primary reason for change. The increase primarily is the result of depreciation related to the assets acquired in connection with the ARC acquisition.

Interest Expense:

	Three months ended			Nine months ended
	August 31,			August 31,
	2004	2003	Change*	2004	2003	Change*
Interest expense	$9	$5	$4	$25	$13	$12

     * Primary reason for change. The increase is the result of higher debt levels. Additional debt includes amounts incurred to finance the ARC acquisition and to fund working capital.

Unusual Items, Net:

	Three months ended			Nine months ended
	August 31,			August 31,
	2004	2003	Change*	2004	2003	Change*
Unusual items, net:	$—	$2	$(2)	$—	$2	$(2)

     * Primary reason for change. During the third quarter of fiscal 2003, we incurred a $2 million charge related to the settlement of an environmental legal matter.

Other (Income) Expense, Net:

	Three months ended			Nine months ended
	August 31,			August 31,
	2004	2003	Change*	2004	2003	Change*
Other (income) expense, net:	$(14)	$1	$(15)	$(14)	$(3)	$(11)

     * Primary reason for change. During the third quarter of fiscal 2004, we reviewed our environmental reserve liability and associated cost recovery calculations, including assumptions related to the anticipated sale of our Fine Chemicals operating segment. In conjunction with the review coupled with prospective changes in the allocation methodology, we recorded $17 million of other income. See additional discussion in Note 10(b) of the Notes to Unaudited Condensed Consolidated Financial Statements. The $17 million of other income recorded in the third quarter of fiscal 2004 was offset by a $2 million environmental remediation charge related to a former operating site. During the first nine months of fiscal 2003, we had foreign currency transaction gains of $3 million.

Income Tax Provision:

	Three months ended			Nine months ended
	August 31,			August 31,
	2004	2003	Change*	2004	2003	Change*
Income tax provision:	$3	$2	$1	$33	$1	$32

     * Primary reason for change. An income tax provision relating to continuing operations of $3 million for the third quarter of fiscal 2004 and $33 million for the first nine months of fiscal 2004 was recorded to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. Similarly, no tax benefit has been included in the charge related to the GDX business, as realization is also uncertain. The loss carryforward for U.S. federal tax purposes generated year to date 2004 is approximately $214 million. Such loss carryforward resulted primarily from the disposition of the GDX business.

Discontinued Operations:

     During the second quarter of fiscal 2004, the GDX operating segment net assets were adjusted to management’s estimate of proceeds to be received on disposition less costs to sell. During the third quarter of fiscal 2004, we signed a definitive agreement to sell GDX, including substantially all of the assets of GenCorp Inc. that were used in the GDX business and substantially all of GenCorp Inc.’s worldwide subsidiaries that were engaged in the GDX business, to Cerberus for $147 million, subject to adjustment, of which $140 million has been received as of August 31, 2004. We closed the transaction on August 31, 2004. The loss on the sale of the GDX business during the first nine months of fiscal 2004 was $279 million. During the third quarter of fiscal 2004, we classified the Fine Chemicals business as a discontinued operation as a result of our plans to sell the business. This plan was a result of management’s decision to focus our capital and resources on our Aerospace and Defense and Real Estate operating segments. The net loss from discontinued operations for the three and nine months ended August 31, 2004 was $32 million and $306 million, respectively.

     In November 2003, we announced we were closing a GDX manufacturing facility in Chartres, France. The decision resulted primarily from declining sales volumes with French automobile manufacturers. In June 2004, we completed the legal process for closing the facility and establishing a social plan. As a result, we recorded a pre-tax expense of approximately $11 million during the third quarter of fiscal 2004 primarily related to employee social costs in accordance with SFAS No. 146. The charge is included as a component of discontinued operations. We have not yet recorded expenses associated with certain social benefits due to the uncertainty of the benefit amount. These additional social costs are expected to result in an additional pre-tax expense of $3 million to $6 million and are anticipated to be incurred over the next two years. In accordance with SFAS No. 146, we will recognize the related costs once they are certain.

     Summarized financial information for the GDX and Fine Chemicals operations (discontinued operations) is set forth below (dollars in millions):

	Three months ended		Nine months ended
	August 31,		August 31,
	2004	2003	2004	2003
Net sales	$191	$185	$605	$625
Income (loss) before income taxes	(33)	(14)	(308)	9
Income tax benefit (provision)	1	6	2	(2)
Net income (loss) from discontinued operations	(32)	(8)	(306)	7

Operating Segment Information:

     Our continuing operations are organized into two segments based on different products and customer bases: Aerospace and Defense and Real Estate. We evaluate our operating segments based on several factors, of which the primary financial measure is segment performance. Segment performance represents net sales less applicable costs, expenses and provisions for restructuring and unusual items relating to operations. Segment performance excludes corporate income and expenses, interest expense, income taxes, discontinued operations and minority interest.

Aerospace and Defense Segment

	Three months ended				Nine months ended
	August 31,			Percentage	August 31,			Percentage
	2004	2003	Change*	Change	2004	2003	Change*	Change
Net sales	$116	$83	$33	40%	$354	$226	$128	57%
Operating Income	$11	$8	$3	38%	$23	$26	$(3)	(12)%

     * Primary reason for change. Sales improvements primarily reflect increased volume related to the acquired business and increases in Missile Defense Program sales including the Theater High-Altitude Area Defense (THAAD) Program offset by fewer deliveries on the ATLAS V program. Operating performance reflects increased deliveries, results from the acquired business and a $17 million of other income related to the recovery of environmental remediation costs as discussed in Note 10(b) of the Notes to Unaudited Condensed Consolidated Financial Statements, offset by an inventory write-down of $16 million associated with the Atlas V program, lower margin sales from the propulsion business of ARC, which was acquired in October 2003, and an increase in retirement benefit plan expenses.

     Contract backlog was $867 million at August 31, 2004 as compared to $830 million as of November 30, 2003. Funded backlog, which includes only those contracts for which money has been directly authorized by the U.S. Congress, or for which a firm purchase order has been received by a commercial customer, was $503 million at August 31, 2004 compared to $425 million as of November 30, 2003. Overall, backlog growth for the first nine months of fiscal 2004 reflects contract awards in excess of sales on both production and development programs.

     For the third quarter and first nine months of fiscal 2004, three customers accounted for more than 10% of our Aerospace and Defense net sales. Lockheed Martin, Raytheon, and Boeing accounted for 35%, 17% and 10%, respectively, of Aerospace and Defense net sales for the third quarter of fiscal 2004. Lockheed Martin, Raytheon, and Boeing accounted for 31%, 16% and 11%, respectively, of net sales for the first nine months of fiscal 2004. For the third quarter of fiscal 2003, Lockheed Martin and Boeing accounted for 27% and 20%, respectively, of our Aerospace and Defense net sales. For the first nine months of fiscal 2003, Lockheed Martin, Boeing, and Raytheon accounted for 31%, 15% and 12%, respectively, of Aerospace and Defense net sales. Net sales directly and indirectly to the U.S. government and its agencies represented 85% of Aerospace and Defense net sales for the third quarter and first nine months of fiscal 2004 which includes a portion of the sales to our significant customers discussed above. Net sales directly and indirectly to the U.S. government and its agencies represented 79% and 81% of Aerospace and Defense net sales for the third quarter and first nine months of fiscal 2003 which includes a portion of the sales to our significant customers discussed above.

     During the third quarter of 2004, Aerojet recorded an inventory write-down of $16 million on a contract to design, develop and produce a solid rocket motor for Lockheed Martin’s Atlas V program. This write-down relates to unanticipated transition costs from the development phase to the production phase of the contract and the value of materials rendered obsolete by a decision to proceed with qualification and production of an enhanced motor configuration. In management’s judgment, these costs will not be recoverable on the contract.

     The current contract provides for production of 44 motors over a number of years and for the order of an additional 52 motors at Lockheed Martin’s option. At August 31, 2004, the Atlas V inventory balance was $128 million. Full recovery of this investment is subject to uncertainties, including: (i) Aerojet’s ability to produce motors at its estimated average unit price, (ii) final pricing of the enhanced motor configuration, and (iii) a satisfactory renegotiation of contract terms with Lockheed Martin. Aerojet believes its Atlas V contract will be restructured during 2005 when launch services contracts between launch vehicle manufacturers and the U.S. government are modified to reflect cost pressures resulting from continued low commercial launch activity. Details of the form and terms of the anticipated changes are unknown at this time.

     Aerojet management believes that continued improvements in operational efficiency and renegotiation of contract terms will permit recovery of inventoried development and production costs. However, if management’s efforts are unsuccessful, Aerojet may be required to recognize additional material losses.

Real Estate Segment

	Three months ended				Nine months ended
	August 31,			Percentage	August 31,			Percentage
	2004	2003	Change*	Change	2004	2003	Change**	Change
Net sales	$2	$17	$(15)	(88)%	$4	$20	$(16)	(80)%
Operating Income	$1	$11	$(10)	(91)%	$3	$13	$(10)	(77)%

     * Primary reason for change. The decrease in sales and operating performance is a result of the Real Estate segment having completed no real asset sales during the first nine months of fiscal 2004 compared to the Real Estate segment’s sale of an office complex for $15 million during the third quarter of fiscal 2003.

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

     The areas most affected by our accounting policies and estimates are revenue recognition for long-term contracts, goodwill and other long-lived assets, employee pension and postretirement benefit obligations, litigation, environmental remediation costs and income taxes. Except for income taxes, which are not allocated to our business segments, these areas affect the financial results of our business segment.

     These areas are discussed in more detail in our Annual Report on Form 10-K for the year ended November 30, 2003. There have been no significant changes in our key accounting policies during the first nine months of fiscal 2004.

Arrangements with Off-Balance Sheet Risk

     As of August 31, 2004, obligations required to be disclosed in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others consisted of:

—	$56 million in outstanding commercial letters of credit expiring in 2004 and 2005 securing obligations for environmental remediation, insurance coverage and litigation.

—	Up to $120 million aggregate in guarantees by GenCorp Inc. of Aerojet’s obligations to government agencies for environmental remediation activities, subject to partial offsets for other financial assurances provided in conjunction with these obligations.

—	Guarantees, jointly and severally, by our material domestic subsidiaries of our obligations under our bank credit agreements and our $150 million 9.5% Notes.

New Accounting Pronouncements

     In August 2004, the FASB issued Staff Position No. 106-2 (FSP 106-2), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of post-retirement health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. When adopted, FSP 106-2 will supersede FSP 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which was issued in January 2004 and permitted a sponsor of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until more authoritative guidance on the accounting for the federal subsidy was issued. We elected the one-time deferral allowed under FSP 106-1, and, as a result, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on postretirement health care benefit plans. FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy and specifies the disclosure requirements for employers who have adopted FSP 106-2, including those who are unable to determine whether benefits provided under its plan are actuarially equivalent to Medicare Part D. FSP 106-2 is effective for our fourth quarter of fiscal 2004. We anticipate that the adoption of FSP 106-2 will reduce our accumulated plan benefit obligation by $3 million related to the Act.

     In September 2004, Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-08 (EITF 04-08), The Effect of Contingently Convertible Debt on Diluted Earnings per Share. Under current interpretations of FASB No. 128, Earnings per Share, issuers of contingently convertible debt instruments (Co-Cos) generally exclude the potential common shares underlying the Co-Cos from the calculation of diluted earnings per share until the underlying common stock achieves a specified price target, or other contingency is met. EITF 04-08 requires that Co-Cos should be included in diluted earnings per share computations, if dilutive, regardless of whether the market price trigger has been met. We will adopt the requirements of EITF 04-08 beginning with the quarter ending February 28, 2005. The application of EITF 04-08 will require us to include our 4% Contingent Convertible Subordinated Notes due 2024 (4% Notes) which were issued in January 2004 in our calculation of diluted earnings per share, if dilutive. The diluted earnings per share computations for the first three quarters of fiscal 2004 would exclude the impact of the 4% Notes as the effect would be antidilutive.

     On October 13, 2004, the FASB concluded that Statement 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. We could adopt the new standard in one of two ways - the modified prospective transition method or the modified retrospective transition method. We will adopt Statement 123R in our fourth quarter of fiscal 2005 and are currently evaluating the effect that the adoption of Statement 123R will have on our financial position and results of operations.

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

     As of August 31, 2004, our cash and cash equivalents totaled $31 million, and the ratio of current assets to current liabilities, or current ratio, was 1.51. As of November 30, 2003, our cash and cash equivalents totaled $64 million, and the current ratio was 2.02. The change in the current ratio as of August 31, 2004 compared to November 30, 2003 reflects the changes in current assets and liabilities, including the repayment of the current portion of long-term debt as a result of the issuance of the 4% Notes (see Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements) and the classification of the GDX and Fine Chemicals businesses as discontinued operations (see Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements).

     Cash and cash equivalents decreased by $33 million during the first nine months of fiscal 2004. The change in cash and cash equivalents is as follows (dollars in millions):

	Nine months ended
	August 31, 2004	August 31, 2003
Net cash (used in) provided by operating activities	$(90)	$20
Net cash (used in) provided by investing activities	22	(124)
Net cash provided by financing activities	32	113
Effect of exchange rate fluctuations on cash and cash equivalents	3	4

(Decrease) increase in cash and cash equivalents	$(33)	$13

     Our liquidity is supplemented by borrowings from time to time under our credit facilities to meet working capital requirements and to finance capital expenditures. In January 2004, we issued $125 million aggregate principal amount of the 4% Notes, generating net proceeds of approximately $120 million (see Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements).

     Effective August 30, 2004, we entered into an amendment, consent and waiver (Amendment) with the lenders of our senior credit facilities that allows the net proceeds from the sale of the GDX business to be made available to us and applied as follows: (i) to repay any of our outstanding revolving loans without a permanent reduction in the revolver commitment, and (ii) to deposit $70 million in a designated account with one of our lenders. We are required to obtain senior lender approval for the use of the net proceeds from the sale of GDX on or prior to March 1, 2005, unless these proceeds are used to repay loans. The Amendment also provides that as long as we have $50 million or more of cash on hand (including cash in the designated account), we cannot borrow from our revolver, except that we can issue letters of credit in accordance with the terms of the senior credit facilities. The Amendment also relaxed certain financial covenants contained in the credit agreement going forward. Our interest coverage ratio was reduced to 2.25 to 1.00 for the quarter ended August 31, 2004, to 1.50 to 1.00 for the quarter ending November 30, 2004 and to 1.65 to 1.00 for the quarter ending February 28, 2005. The maximum leverage ratio was increased to 7.00 to 1.00 for the quarter ended August 31, 2004, and 8.25 to 1.00 for the quarters ending November 30, 2004 and February 28, 2005. The fixed charge coverage ratio was reduced to 0.90 to 1.00 for the quarter ended August 31, 2004, and 0.65 to 1.00 for the quarters ending November 30, 2004 and February 28, 2005. The minimum net worth covenant was waived through the period ending February 28, 2006. In addition, certain other consents and waivers were issued to permit the sale of the GDX business, including the release of all collateral associated with the GDX business, the release of two subsidiary guarantors and the release of the security interests in the subsidiaries being sold. Under the Amendment, the approval necessary for the consummation by us or any of our subsidiaries of an acquisition involving total consideration given and indebtedness assumed in excess of $50 million was increased from 51% of the lenders to 100% of the lenders.

     Net cash (used in) provided by operating activities

     Net cash used in operating activities for the first nine months of fiscal 2004 was $90 million compared with $20 million of cash generated from operating activities in the first nine months of fiscal 2003. The net cash used in operating activities in the first nine months of fiscal 2004 included $21 million for discontinued operations and reflects the operating losses recognized in our GDX business. The cash used in continuing operations of $69 million primarily reflects increased working capital needs for certain program requirements, including Atlas V, at Aerojet and increased interest costs from higher debt levels and higher average interest rates in fiscal 2004, partially offset by the full payment of an outstanding receivable in the amount of $20 million. The cash generated from operating activities in fiscal 2003 included $13 million from the sale of a building complex and $44 million from discontinued operations, offset by cash used in other continuing operations.

     Net cash (used in) provided by investing activities

     Cash provided from investing activities for the first nine months of fiscal 2004 included $140 million received from the sale of the GDX business less $70 million of the proceeds held as restricted cash. Cash used in investing activities in fiscal 2003 included $95 million of restricted cash from the net proceeds of the 9.5% Notes issued in August 2003 and used for the ARC acquisition completed in October 2003.

     Investment activities included capital expenditures of $11 million for the first nine months of fiscal 2004 as compared to $6 million for the comparable fiscal 2003 period. Investing activities of discontinued operations during the first nine months of fiscal 2004 and 2003 were $37 million and $23 million, respectively. Capital expenditures directly support our contract and customer requirements and are primarily made for asset replacement, capacity expansion, development of new projects, cost reduction initiatives, and safety and productivity improvements.

     Net cash provided by financing activities

     Net cash provided by financing activities for the first nine months of fiscal 2004 was $32 million compared with $113 million for the first nine months of fiscal 2003. Cash flow related to financing activities in both periods relate primarily to activities involving our borrowings, net of repayments. In January 2004, we issued $125 million aggregate principal amount of the 4% Notes, generating net proceeds of approximately $120 million. The net proceeds were used first to repay outstanding borrowings under the Revolving Credit Facility, and second, to prepay the next twelve months of scheduled principal amortization under the Term Loan A. The remaining net proceeds are available to use for general corporate purposes.

     In August 2003, we issued $150 million aggregate principal amount of the 9.5% Notes, generating net proceeds of $145 million. The net proceeds were used first to repay borrowings under the revolving credit facility. The remaining net proceeds were held in a restricted cash account for use in the ARC acquisition, which was completed in October 2003.

     Outlook

     As disclosed in Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements, we have exposure for certain legal and tax matters. We believe that it is currently not possible to estimate the impact, if any, that the ultimate resolution of these matters will have on our financial position or cash flows.

     We currently believe that our existing cash and cash equivalents, forecasted operating cash flows, anticipated proceeds from the sale of our Fine Chemicals business, and our ability to access capital markets for debt or equity financing will provide sufficient funds to meet our operating plan for the next twelve months. The operating plan for this period provides for full operation of our business and interest and principal payments on our debt. We may also access capital markets to raise debt or equity financing to fund strategic acquisitions. The timing, terms, size and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing.

     If we experience adverse economic developments and are not able to raise debt or equity financing in the capital markets or to obtain bank borrowings, we believe that we can generate additional funds to meet our liquidity requirements for the next twelve months by reducing working capital requirements, deferring capital expenditures, implementing cost reduction initiatives in addition to those already included in our operating plan, selling assets or through a combination of these means.

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

Forward-Looking Statements

     Certain information contained in this report should be considered “forward-looking statements” as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words “believe,” “estimate,” “anticipate,” “project” and “expect,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation and anticipated costs of capital. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Some important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements include, but are not limited to, the following:

•	legal and regulatory developments that may have an adverse impact on us or our segments. For example: 1) our operations and financial condition could be adversely impacted if the judgment order in the amount of approximately $29 million entered November 21, 2002 against GenCorp in GenCorp Inc. v. Olin Corporation (U.S. District Court for the Northern District of Ohio, Eastern Division), which is described in more detail in Note 11 in Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended November 30, 2003, is upheld on appeal and the offsets to which we believe we are entitled are not realized; 2) restrictions on real estate development that could delay our proposed real estate development activities; 3) an adverse change in toxic tort or asbestos litigation trends; and 4) unfavorable changes in international tax laws or currency controls;

•	changes in Company-wide or business segment strategies, such as our recent decisions to divest ourself of GDX and Fine Chemicals, which result in changes in the types or mix of business in which we are involved or chooses to invest;

•	changes in U.S., global or regional economic conditions that may affect, among other things: 1) customer funding for the purchase of aerospace and defense products, which may impact the Aerospace and Defense segment’s business base and, as a result, impact its ability to recover environmental costs; 2) healthcare spending and demand for the pharmaceutical ingredients produced by our Fine Chemicals discontinued operations; 3) our ability to successfully complete our real estate activities; and 4) the funded status and costs related to our employee retirement benefit plans;

•	risks associated with our Aerospace and Defense segment’s role as a defense contractor including: 1) the right of the U.S. government to terminate any contract for convenience; 2) modification or termination of U.S. government contracts due to lack of congressional funding; and 3) the lack of assurance that bids for new programs will be successful, or that customers will exercise contract options or seek or follow-on contracts with us due to the competitive marketplace in which we compete;

•	changes in U.S. and global financial and equity markets, including market disruptions and significant currency or interest rate fluctuations, that may impede our access to, or increase the cost of, external financing for our operations and investments or materially affect our results of operations and cash flows;

•	increased competitive pressures, which may, among other things, affect the performance of our Aerospace and Defense segment , and/or the Fine Chemicals discontinued operations;

•	labor disputes, which may lead to increased costs or disruption of operations in our Aerospace and Defense segment and/or the Fine Chemicals discontinued operations;

•	technological developments or patent infringement claims, which may impact the use of critical technologies in our Aerospace and Defense segment and/or the Fine Chemicals discontinued operations, leading to reduced sales or increased costs;

•	an unexpected adverse result or required cash outlay in the toxic tort cases, environmental proceedings or other litigation, or change in proceedings or investigations pending against us;

•	other risks associated with the Fine Chemicals discontinued operations, such as changes in U.S., global or regional economic conditions, which may affect, among other things, healthcare spending and demand for the pharmaceutical ingredients produced by the Fine Chemicals discontinued operations; and

•	risks attendant to the sale of the Fine Chemicals operations, including our ability to identify a buyer for the business as well as the timing and terms of any proposed sale and its ultimate consummation.

     This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. These and other factors are described in more detail in the Company’s Annual Report on Form 10-K for the year ended November 30, 2003 and its subsequent filings with the U.S. Securities and Exchange Commission. Additional risks may be described from time-to-time in future filings with the U.S. Securities and Exchange Commission. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results and may be beyond the Company’s control.

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

     We use interest rate swaps and a combination of fixed and variable rate debt to reduce our exposure to interest rate risk. As of August 31, 2004, our long-term debt totaled $568 million, of which $539 million, or 95% was at an average fixed rate of 6.43%, and $29 million, or 5% was at an average variable rate of 4.63%.

     Effective January 2003, we entered into swaps on $100 million of Term Loan variable rate debt for a two-year period as required by our senior credit facilities. Our fixed interest rate under these swaps including the Eurocurrency margin is 6.02% for the two-year period. As of August 31, 2004, the fair value of these swaps was a liability of less than $1 million included in other noncurrent liabilities with an offsetting amount recorded as an unrealized loss in other comprehensive income/loss.

     The estimated fair value of our long-term debt was $584 million as of August 31, 2004 compared to a carrying value of $568 million. The fair value of our 4% Notes, our 5.75% Convertible Subordinated Notes due 2007 and our Senior Subordinated 9.50% Notes due 2013 were determined based on quoted market prices as of August 31, 2004. The fair value of the remaining long-term debt was determined to approximate carrying value as the interest rates are generally variable based on market interest rates and reflect current market rates available to us.

Item 4. Controls and Procedures

     Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the Evaluation Date). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that the Company’s disclosure controls and procedures were effective such that the information relating to the Company, including its consolidated subsidiaries, required to be disclosed in the Company’s Securities and Exchange Commission (SEC) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There have not been any changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     Except as disclosed in Note 10 in Part I, which is incorporated herein by reference, there have been no material developments in the pending legal proceedings as previously reported in the Annual Report of GenCorp Inc. to the SEC on Form 10-K for the year ended November 30, 2003. Reference is made to Item 3, Legal Proceedings in our Annual Report on Form 10-K for the year ended November 30, 2003 and Note 10(a) and 10(b) in the Notes to the Unaudited Condensed Consolidated Financial Statements in our Quarterly Report on Form 10-Q for the quarters ended February 29, 2004 and May 31, 2004.

     The following tables set forth information related to our historical product liability costs associated with our vinyl chloride litigation cases.

Vinyl Chloride Cases

	Nine Months	Year	Year
	Ended	Ended	Ended
	August 31, 2004	Nov. 30, 2003	Nov. 30, 2002
	(dollars in thousands)
Claims filed	11	11	12
Claims dismissed	4	4	1
Claims settled	—	2	2
Claims pending	26	19	14
Aggregate settlement costs	$—	$55	$58
Average settlement costs	$—	$27	$29

     Legal and administrative fees for the VC cases for the first nine months of fiscal 2004 were approximately $0.3 million. Legal and administrative fees for the VC cases for fiscal 2003 and fiscal 2002 were approximately $0.4 million and $0.3 million, respectively.

     The following tables set forth information related to our asbestos litigation cases.

Asbestos Cases

	Nine Months	Year	Year
	Ended	Ended	Ended
	August 31, 2004	Nov. 30, 2003	Nov. 30, 2002
	(dollars in thousands)
Claims filed	31	40	14
Claims dismissed	18	21	16
Claims settled	6	6	7
Claims pending*	49	42	29
Aggregate settlement costs	$1,003	$226	$232
Average settlement costs	$167	$38	$33

* Does not include the 57 cases for which PCC Flow Technologies, Inc. has requested indemnification by us as discussed in Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements.

     Legal and administrative fees for the asbestos cases for the first nine months of fiscal 2004 were approximately $0.9 million. Legal and administrative fees for the asbestos cases for fiscal 2003 and fiscal 2002 were approximately $1.4 million and $0.7 million, respectively. Fees for fiscal 2002 include costs associated with the litigation of the Goede et al. v. A. W. Chesterton Inc. et al. matter. However, aggregate settlement costs and average settlement costs for fiscal 2002 do not include the Goede matter.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     None.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     A) Exhibits

No.	Description
2.1	Stock and Asset Purchase Agreement by and between GDX Holdings LLC and GenCorp Inc. dated as of July 16, 2004 (filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on 8-K dated August 31, 2004 (File No. 1-1520) and incorporated herein by reference)

2.2	First Amendment to Stock and Asset Purchase Agreement by and between GenCorp Inc. and GDX LLC dated as of August 31, 2004 (filed as Exhibit 2.2 to GenCorp Inc.’s Current Report on Form 8-K dated August 31, 2004 (File No. 1-1520) and incorporated herein by reference)

2.3	Second Amendment to Stock and Asset Purchase Agreement by and between GenCorp Inc. and GDX LLC dated as of October 14, 2004.*

10.1	Amendment No. 4 to Amended and Restated Credit Agreement, Consent and Waiver dated as of August 30, 2004 by and among GenCorp Inc., Deutsche Bank Trust Company Americas, for itself, as a Lender, and as Administrative Agent for the Lenders, and the other Lenders signatory thereto (filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated August 31, 2004 (File No. 1-1520) and incorporated herein by reference)

10.2	Amendment No. 5 to Amended and Restated Credit Agreement, Consent and Waiver dated October 13, 2004 and effective as of August 30, 2004 by and among GenCorp Inc., Deutsche Bank Trust Company Americas, for itself, as a Lender, and as Administrative Agent for the Lenders, and the other Lenders signatory thereto.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith. All other exhibits have been previously filed.

     B) Reports on Form 8-K

     On July 15, 2004, we filed a Form 8-K, dated July 15, 2004, to furnish under Item 9 (Regulation FD Disclosure) and Item 12 (Results of Operations and Financial Condition) incorporating our press release dated July 15, 2004, in which we reported financial results for the second quarter ended May 31, 2004.

     On July 16, 2004, we filed a Form 8-K, dated July 12, 2004, under Item 2 (Acquisition or Disposition of Assets) announcing that we were in negotiations regarding the sale of our GDX business, and that, for that reason, we were rescheduling our fiscal 2004 second quarter earnings release and conference call to July 15, 2004.

     On July 21, 2004, we filed a Form 8-K, dated July 19, 2004, under Item 5 (Other Events) incorporating our press release dated July 19, 2004, in which we announced that we had signed a definitive agreement to sell our GDX business to Cerberus Capital Management, L.P., a New York based investment firm.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GenCorp Inc.

Date: October 15, 2004	By:	/s/ Yasmin R. Seyal

Yasmin R. Seyal
Senior Vice President, Chief Financial
Officer (Principal Financial Officer and
Principal Accounting Officer)

Date: October 15, 2004	By:	/s/ Terry L. Hall

Terry L. Hall
Chairman of the Board, President and Chief
Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
2.3	Second Amendment to Stock and Asset Purchase Agreement by and between GenCorp Inc and GDX LLC dated as of October 14, 2004.

10.2	Amendment No. 5 to Amended and Restated Credit Agreement, Consent and Waiver dated October 13, 2004 and effective as of August 30, 2004 by and among GenCorp Inc., Deutsche Bank Trust Company Americas, for itself, as a Lender, and as Administrative Agent for the Lenders, and the other Lenders signatory thereto.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.