Form 10-Q/A
period 2004-08-31
GENCORP INC
filed 2004-11-05
CIK 40888

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

     As of October 29, 2004, there were 45,424,807 outstanding shares of our Common Stock, $0.10 par value.

GenCorp Inc.

Quarterly Report on Form 10-Q/A
For the Quarterly Period Ended August 31, 2004

Explanatory Note

     GenCorp Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended August 31, 2004 to restate its Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Cash Flows to reflect reclassifications of assets and liabilities between continuing and discontinued operations primarily related to income taxes. The Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 2004 has also been revised to reclassify the effect of foreign exchange rate changes on cash.

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
	(Dollars in millions, except per share amounts)
		Restated
ASSETS
Current Assets
Cash and cash equivalents	$31	$64
Restricted cash	16	—
Accounts receivable	89	88
Inventories, net	165	142
Recoverable from the U.S. government and other third parties for environmental remediation costs	36	37
Prepaid expenses and other	4	13
Assets of discontinued operations	105	692

Total Current Assets	446	1,036
Noncurrent Assets
Restricted cash	54	—
Property, plant and equipment, net	140	148
Recoverable from the U.S. government and other third parties for environmental remediation costs	208	183
Deferred income taxes	—	28
Prepaid pension asset	290	314
Goodwill	103	100
Other noncurrent assets, net	114	120

Total Noncurrent Assets	909	893

Total Assets	$1,355	$1,929

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings and current portion of long-term debt	$16	$52
Accounts payable	29	37
Reserves for environmental remediation	53	53
Income taxes payable	31	36
Deferred income taxes	1	1
Other current liabilities	143	164
Liabilities of discontinued operations	23	189

Total Current Liabilities	296	532
Noncurrent Liabilities
Senior subordinated notes	150	150
Convertible subordinated notes	150	150
Contingent convertible subordinated notes	125	—
Other long-term debt, net of current portion	127	186
Reserves for environmental remediation	264	262
Postretirement benefits other than pensions	143	148
Other noncurrent liabilities	75	73

Total Noncurrent Liabilities	1,034	969

Total Liabilities	1,330	1,501

Commitments and Contingent Liabilities
Shareholders’ Equity
Preference stock, par value of $1.00; 15 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150 million shares authorized; 45.2 million shares issued, 44.7 million outstanding as of August 31, 2004; 44.3 million shares issued, 43.8 million shares outstanding as of November 30, 2003	5	4
Other capital	29	19
(Accumulated deficit) retained earnings	(8)	373
Accumulated other comprehensive income (loss), net of income taxes	(1)	32

Total Shareholders’ Equity	25	428

Total Liabilities and Shareholders’ Equity	$1,355	$1,929

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	August 31,	August 31,
	2004	2003
	(Dollars in millions)
	Restated	Restated
Operating Activities
Income (loss) from continuing operations	$(72)	$3
Adjustments to reconcile income (loss) to net cash used in continuing operations:
Foreign currency gain	—	(2)
Depreciation and amortization	25	20
Deferred income taxes	28	(10)
Changes in assets and liabilities:
Current assets	(17)	(14)
Noncurrent assets	15	3
Current liabilities	(33)	16
Noncurrent liabilities	4	(29)

Net cash used in continuing operations	(50)	(13)
Net cash (used in) provided by discontinued operations	(33)	33

Net Cash (Used in) Provided by Operating Activities	(83)	20
Investing Activities
Capital expenditures	(11)	(6)
Proceeds from business disposition	140	—
Restricted cash	(70)	(95)
Investing activities of discontinued operations	(37)	(23)

Net Cash (Used in) Provided by Investing Activities	22	(124)
Financing Activities
Proceeds from issuance of debt	125	150
Repayments on revolving credit facility	(30)	(45)
Borrowings (repayments) of short-term debt	(28)	21
Proceeds from the issuance of other long-term debt	2	6
Repayments of long-term debt	(39)	(14)
Debt issuance costs	(5)	(5)
Dividends paid	(2)	(4)
Other equity transactions	9	4

Net Cash Provided by Financing Activities	32	113

Effect of exchange rate fluctuations on cash and cash equivalents	(4)	4

Net (Decrease) Increase in Cash and Cash Equivalents	(33)	13
Cash and Cash Equivalents at Beginning of Period	64	48

Cash and Cash Equivalents at End of Period	$31	$61

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Nature of Operations

     We have prepared the accompanying Unaudited Condensed Consolidated Financial Statements, including our accounts and the accounts of our wholly owned and majority-owned subsidiaries, in accordance with the instructions to Form 10-Q and therefore do not include all of the information and notes required by accounting principles generally accepted in the United States (GAAP). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 30, 2003, as filed with the Securities and Exchange Commission (SEC). Unless otherwise indicated or required by the context, as used in this Quarterly Report on Form 10-Q/A, the terms “we,” “our” and “us” refer to GenCorp Inc. and all of our subsidiaries that are consolidated under GAAP.

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

7. Other Noncurrent Assets, Net

	August 31,	November 30,
	2004	2003
	(dollars in millions)
Intangible assets	$28	$30
Note receivable	—	20
Deferred financing costs	20	20
Real estate held for development and leasing	25	19
Other	41	31

Other noncurrent assets, net	$114	$120

8. Other Current Liabilities

	August 31,	November 30,
	2004	2003
	(dollars in millions)
Accrued goods and services	$22	$25
Contract loss provisions	8	14
Advanced payments on contracts	9	14
Accrued compensation and employee benefits	34	34
Postretirement benefits, other than pension	24	26
Interest payable	6	7
Other	40	44

Other current liabilities	$143	$164

9. Long-term Debt

	August 31,	November 30,
	2004	2003
	(dollars in millions)
Senior Credit Facility:
Revolving Credit Facility	$—	$30
Term Loan A	28	52
Term Loan B	113	114
Senior Subordinated Notes (9.50% Notes)	150	150
Convertible Subordinated Notes (5.75% Notes)	150	150
Contingent Convertible Subordinated Notes (4% Notes)	125	–
Foreign Credit Facilities and Other Debt	2	42

Total debt	568	538
Less: amounts due within one year	(16)	(52)

Long-term debt	$552	$486

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

     The components of periodic cost for pension benefits and other postretirement benefits for the three and nine months ended August 31, 2004 and 2003 were comprised of (dollars in millions):

			Other
	Defined Benefit		Postretirement
	Pension Plans		Benefit Plans
		Three months ended August 31,
	2004	2003	2004	2003
Service cost for benefits earned during the year	$3	$3	$—	$—
Interest cost on benefit obligation	28	27	3	3
Assumed return on plan assets	(34)	(36)	—	—
Amortization of unrecognized: — prior service cost	—	—	(1)	(1)
— net losses	13	3	—	—

Retirement plan (benefit) expense	$10	$(3)	$2	$2

			Other
	Defined Benefit		Postretirement
	Pension Plans		Benefit Plans
	Nine months ended August 31,
	2004	2003	2004	2003
Service cost for benefits earned during the year	$9	$7	$—	$—
Interest cost on benefit obligation	84	81	8	9
Assumed return on plan assets	(101)	(106)	—	—
Amortization of unrecognized: — prior service cost	1	1	(3)	(3)
— net losses	37	9	1	—
— transition obligation	(1)	(1)	—	—

Retirement plan (benefit) expense	$29	$(9)	$6	$6

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

     The major components of assets and liabilities of discontinued operations in the condensed consolidated balance sheets are as follows (dollars in millions):

	August 31,	November 30,
	2004	2003
Accounts receivable	$15	$92
Inventories, net	20	61
Other assets	1	170
Property, plant and equipment, net	69	369

Assets of discontinued operations	$105	$692

Accounts payable	$7	$77
Other liabilities	16	112

Liabilities of discontinued operations	$23	$189

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

     Selected financial information for each reportable segment is as follows (dollars in millions):

	Three Months ended		Nine Months ended
	August 31,		August 31,
	2004	2003	2004	2003
Net Sales:
Aerospace and Defense	$116	$83	$354	$226
Real Estate	2	17	4	20
Intersegment sales elimination	(2)	(2)	(8)	(1)

Total	$116	$98	$350	$245

Segment Performance:
Aerospace and Defense	$18	$9	$44	$25
Unusual items	—	(2)	—	(2)
Retirement benefit plan (expense) income	(7)	1	(21)	3

Aerospace and Defense Total	11	8	23	26
Real Estate	1	11	3	13
Retirement benefit plan (expense) income	—	—	—	—

Real Estate Total	1	11	3	13

Total	$12	$19	$26	$39

	Three Months ended		Nine Months ended
	August 31,		August 31,
	2004	2003	2004	2003
Reconciliation of segment performance to continuing income (loss) before income taxes:
Segment performance	$12	$19	$26	$39
Interest expense	(9)	(5)	(25)	(13)
Corporate retirement benefit plan expense	(5)	—	(14)	—
Corporate and other expenses	(10)	(7)	(26)	(22)

Income (loss) from continuing operations before income taxes	$(12)	$7	$(39)	$4

	August 31,	November 30,
	2004	2003
Total Assets:
Aerospace and Defense	$967	$940
Real Estate	35	49

Identifiable assets	1,002	989
Assets of discontinued operations	105	692
Corporate	248	248

Total Assets	$1,355	$1,929

16. Condensed Consolidating Financial Information

     We are providing condensed consolidating financial information for our material domestic subsidiaries that have guaranteed the 9.50% Notes and for those subsidiaries that have not guaranteed the 9.50% Notes. These 100% owned subsidiary guarantors have, jointly and severally, fully and unconditionally guaranteed the 9.50% Notes. The subsidiary guarantees are senior subordinated obligations of each subsidiary guarantor and rank (i) prior in right of payment with all senior indebtedness, (ii) equal in right of payment with all senior subordinated indebtedness and (iii) senior in right of payment to all subordinated indebtedness, in each case, of that subsidiary guarantor. The subsidiary guarantees will also be effectively subordinated to any secured indebtedness of the subsidiary guarantor with respect to the assets securing that indebtedness. Certain subsidiary guarantors are included in discontinued operations. Two subsidiary guarantors were released in accordance with the indenture upon completion of the sale of the GDX business (see Note 14). The subsidiary guarantors that were released upon the sale of GDX are included as guarantor subsidiaries for all periods presented in the following condensed consolidating financial information.

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

Condensed Consolidating Statements of Income

Three Months Ended August 31, 2004 (dollars in millions):

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$116	$—	$—	$116
Cost of products sold	—	114	—	—	114
Selling, general and administrative	7	4	—	—	11
Depreciation and amortization	2	6	—	—	8
Interest expense	9	—	—	—	9
Other, (income) expense, net	2	(16)	—	—	(14)

Income (loss) from continuing operations before income taxes	(20)	8	—	—	(12)
Income tax provision	—	(4)	1	—	(3)

Loss from continuing operations	(20)	4	1	—	(15)
Loss from discontinued operations	(5)	4	(31)	—	(32)

Loss before equity earnings	(25)	8	(30)	—	(47)
Equity (losses) earnings of subsidiaries	(22)	—	—	22	—

Net income (loss)	$(47)	$8	$(30)	$22	$(47)

Three Months Ended August 31, 2003 (dollars in millions):

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$100	$—	$(2)	$98
Cost of products sold	—	73	—	(2)	71
Selling, general and administrative	3	2	—	—	5
Depreciation and amortization	1	6	—	—	7
Interest expense	5	—	—	—	5
Unusual items, net	—	2	—	—	2
Other income, net	1	—	—	—	1

Income (loss) from continuing operations before income taxes	(10)	17	—	—	7
Income tax benefit (provision)	2	(4)	—	—	(2)

Income (loss) from continuing operations	(8)	13	—	—	5
Loss from discontinued operations	(6)	—	(2)	—	(8)

Income (loss) before equity earnings	(14)	13	(2)	—	(3)
Equity (losses) earnings of subsidiaries	11	—	—	(11)	—

Net income (loss)	$(3)	$13	$(2)	$(11)	$(3)

Nine Months Ended August 31, 2004 (dollars in millions):

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$350	$—	$—	$350
Cost of products sold	—	319	—	—	319
Selling, general and administrative	25	9	—	—	34
Depreciation and amortization	5	20	—	—	25
Interest expense	24	1	—	—	25
Other income, net	1	(15)	—	—	(14)

Income (loss) from continuing operations before income taxes	(55)	16	—	—	(39)
Income tax benefit (provision)	—	(33)	—	—	(33)

Loss from continuing operations	(55)	(17)	—	—	(72)
Loss from discontinued operations	(72)	(11)	(223)	—	(306)

Loss before equity earnings	(127)	(28)	(223)	—	(378)
Equity (losses) earnings of subsidiaries	(251)	—	—	251	—

Net income (loss)	$(378)	$(28)	$(223)	$251	$(378)

Nine Months Ended August 31, 2003 (dollars in millions):

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$247	$—	$(2)	$245
Cost of products sold	—	191	—	(2)	189
Selling, general and administrative	15	5	—	—	20
Depreciation and amortization	4	16	—	—	20
Interest expense	13	—	—	—	13
Unusual items, net	—	2	—	—	2
Other income, net	(3)	—	—	—	(3)

Income (loss) from continuing operations before income taxes	(29)	33	—	—	4
Income tax benefit (provision)	7	(8)	—	—	(1)

Income (loss) from continuing operations	(22)	25	—	—	3
Income (loss) from discontinued operations	(10)	4	13	—	7

Income (loss) before equity earnings	(32)	29	13	—	10
Equity earnings of subsidiaries	42	—	—	(42)	—

Net income (loss)	$10	$29	$13	$(42)	$10

Condensed Consolidating Balance Sheets

		Guarantor	Non-guarantor
August 31, 2004 (dollars in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash	$27	$3	$1	$—	$31
Restricted cash	16	—	—	—	16
Accounts receivable	5	84	—	—	89
Inventories, net	—	165	—	—	165
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	36	—	—	36
Prepaid expenses and other	—	4	—	—	4
Assets of discontinued operations	—	104	1	—	105

Total current assets	48	396	2	—	446
Restricted cash	54	—	—	—	54
Property, plant and equipment, net	1	139	—	—	140
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	208	—	—	208
Prepaid pension asset	127	163	—	—	290
Goodwill	—	103	—	—	103
Intercompany, net	(380)	382	(2)	—	—
Other noncurrent assets, net	946	92	9	(933)	114

Total assets	$796	$1,483	$9	$(933)	$1,355

Short-term borrowings and current portion of long-term debt	$16	$—	$	$—	$16
Accounts payable	8	21	—	—	29
Reserves for environmental remediation	8	45	—	—	53
Income taxes payable	21	10	—	—	31
Other current liabilities	37	107	—	—	144
Liabilities of discontinued operations	—	11	12	—	23

Total current liabilities	90	194	12	—	296
Long-term debt, net of current portion	552	—	—	—	552
Reserves for environmental remediation	10	254	—	—	264
Postretirement benefits other than pensions	91	52	—	—	143
Other noncurrent liabilities	12	63	—	—	75

Total liabilities	755	563	12	—	1,330
Total shareholders’ equity	41	920	(3)	(933)	25

Total liabilities and shareholders’ equity	$796	$1,483	$9	$(933)	$1,355

		Guarantor	Non-guarantor
November 30, 2003 (dollars in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash	$9	$3	$52	$—	$64
Accounts receivable	3	85	—	—	88
Inventories, net	—	142	—	—	142
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	37	—	—	37
Prepaid expenses and other	11	2	—	—	13
Assets of discontinued operations	108	152	432	—	692

Total current assets	131	421	484	—	1,036
Property, plant and equipment, net	—	148	—	—	148
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	183	—	—	183
Prepaid pension asset	131	183	—	—	314
Goodwill	1	99	—	—	100
Intercompany, net	(278)	415	(137)	—	—
Other noncurrent assets, net	1,171	142	10	(1,175)	148

Total assets	$1,156	$1,591	$357	$(1,175)	$1,929

Short-term borrowings and current portion of long-term debt	$22	$—	$30	$—	$52
Accounts payable	5	32	—	—	37
Reserves for environmental remediation	6	47	—	—	53
Income taxes payable	(10)	36	10	—	36
Other current liabilities	43	122	—	—	165
Liabilities of discontinued operations	64	10	115	—	189

Total current liabilities	130	247	155	—	532
Long-term debt, net of current portion	479	—	7	—	486
Reserves for environmental remediation	11	251	—	—	262
Postretirement benefits other than pensions	94	54	—	—	148
Other noncurrent liabilities	14	59	—	—	73

Total liabilities	728	611	162	—	1,501
Total shareholders’ equity	428	980	195	(1,175)	428

Total liabilities and shareholders’ equity	$1,156	$1,591	$357	$(1,175)	$1,929

Condensed Consolidating Statements of Cash Flows

Nine months ended August 31, 2004 (dollars in millions):

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(43)	$(27)	$(13)	$—	$(83)
Cash flows from investing activities:
Capital expenditures	—	(11)	—	—	(11)
Proceeds from business disposition	140	—	—	—	140
Other investing activities	(79)	(8)	(20)	—	(107)

Net cash used in investing activities	61	(19)	(20)	—	22
Cash flows from financing activities:
Net transfers (to) from parent	(74)	46	28	—	—
Borrowings (repayments) on notes payable and long-term debt, net	59	—	(34)	—	25
Other financing activities	14	—	(7)	—	7

Net cash provided by financing activities	(1)	46	(13)	—	32
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(4)	—	(4)

Net increase (decrease) in cash and cash equivalents	17	—	(50)	—	(33)
Cash and cash equivalents at beginning of year	9	3	52	—	64

Cash and cash equivalents at end of period	$26	$3	$2	$—	$31

Nine months ended August 31, 2003 (dollars in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(22)	$38	$4	$—	$20
Cash flows from investing activities:
Capital expenditures	—	(6)	—	—	(6)
Other investing activities	(102)	(3)	(13)	—	(118)

Net cash used in investing activities	(102)	(9)	(13)	—	(124)
Cash flows from financing activities:
Net transfers (to) from parent	49	(36)	(13)	—	—
Borrowings (repayments) on notes payable and long-term debt, net	93	—	20	—	113
Other financing activities	—	—	—	—	—

Net cash provided by financing activities	142	(36)	7	—	113
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	4	—	4

Net increase (decrease) in cash and cash equivalents	18	(7)	2	—	13
Cash and cash equivalents at beginning of year	—	13	35	—	48

Cash and cash equivalents at end of period	$18	$6	$37	$—	$61

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

     As of August 31, 2004, our cash and cash equivalents totaled $31 million, and the ratio of current assets to current liabilities, or current ratio, was 1.51. As of November 30, 2003, our cash and cash equivalents totaled $64 million, and the current ratio was 1.95. The change in the current ratio as of August 31, 2004 compared to November 30, 2003 reflects the changes in current assets and liabilities, including the repayment of the current portion of long-term debt as a result of the issuance of the 4% Notes (see Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements) and the classification of the GDX and Fine Chemicals businesses as discontinued operations (see Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements). The following discussion has been revised to reflect certain reclassifications between continuing and discontinued operations and to reflect the effect of foreign exchange rate changes on cash.

     Cash and cash equivalents decreased by $33 million during the first nine months of fiscal 2004. The change in cash and cash equivalents is as follows (dollars in millions):

	Nine months ended
	August 31, 2004	August 31, 2003
Net cash (used in) provided by operating activities	$(83)	$20
Net cash (used in) provided by investing activities	22	(124)
Net cash provided by financing activities	32	113
Effect of exchange rate fluctuations on cash and cash equivalents	(4)	4

(Decrease) increase in cash and cash equivalents	$(33)	$13

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

     Net cash (used in) provided by operating activities

     Net cash used in operating activities for the first nine months of fiscal 2004 was $83 million compared with $20 million of cash generated from operating activities in the first nine months of fiscal 2003. The net cash used in operating activities in the first nine months of fiscal 2004 included $33 million for discontinued operations and reflects the operating losses recognized in our GDX business. The cash used in continuing operations of $50 million primarily reflects increased working capital needs for certain program requirements, including Atlas V, at Aerojet and increased interest costs from higher debt levels and higher average interest rates in fiscal 2004, partially offset by the full payment of an outstanding receivable in the amount of $20 million. The cash generated from operating activities in fiscal 2003 included $13 million from the sale of a building complex and $33 million from discontinued operations, offset by cash used in other continuing operations.

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

     None.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     A) Exhibits

No.	Description
2.1	Stock and Asset Purchase Agreement by and between GDX Holdings LLC and GenCorp Inc. dated as of July 16, 2004 (filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on 8-K dated August 31, 2004 (File No. 1-1520) and incorporated herein by reference)

2.2	First Amendment to Stock and Asset Purchase Agreement by and between GenCorp Inc. and GDX LLC dated as of August 31, 2004 (filed as Exhibit 2.2 to GenCorp Inc.’s Current Report on Form 8-K dated August 31, 2004 (File No. 1-1520) and incorporated herein by reference)

2.3	Second Amendment to Stock and Asset Purchase Agreement by and between GenCorp Inc. and GDX LLC dated as of October 14, 2004 (filed as Exhibit 2.3 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 (File No.1-1520) and incorporated herein by reference).

10.1	Amendment No. 4 to Amended and Restated Credit Agreement, Consent and Waiver dated as of August 30, 2004 by and among GenCorp Inc., Deutsche Bank Trust Company Americas, for itself, as a Lender, and as Administrative Agent for the Lenders, and the other Lenders signatory thereto (filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated August 31, 2004 (File No. 1-1520) and incorporated herein by reference)

10.2	Amendment No. 5 to Amended and Restated Credit Agreement, Consent and Waiver dated October 13, 2004 and effective as of August 30, 2004 by and among GenCorp Inc., Deutsche Bank Trust Company Americas, for itself, as a Lender, and as Administrative Agent for the Lenders, and the other Lenders signatory thereto (filed as Exhibit 10.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 (File No. 1-1520) and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

GenCorp Inc.

Date: November 4, 2004	By:	/s/ Yasmin R. Seyal

Yasmin R. Seyal
Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: November 4, 2004	By:	/s/ Terry L. Hall

Terry L. Hall
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.