Form 10-K
period 2004-11-30
GENCORP INC
filed 2005-02-14
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission file number 1-1520
GenCorp Inc.
(Exact name of registrant as specified in its charter)

Ohio	34-0244000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Highway 50 and Aerojet Road	95742
Rancho Cordova, California	(Zip Code)
(Address of principal executive offices)

P.O. Box 537012	95853-7012
Sacramento, California	(Zip Code)
(Mailing address)
Registrant’s telephone number, including area code
(916) 355-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, par value of $0.10 per share	New York Stock Exchange and Chicago Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of May 28, 2004 was approximately $503 million.
      As of January 31, 2005, there were 54,519,818 outstanding shares of the Company’s Common Stock, $0.10 par value.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the 2005 Proxy Statement of GenCorp Inc. relating to its annual meeting of shareholders scheduled to be held on March 30, 2005 are incorporated by reference into Part III of this Report.

GENCORP INC.
Annual Report on Form 10-K
For the Fiscal Year Ended November 30, 2004

*	The information called for by Items 10, 11, 12, 13 and 14, to the extent not included in this document, is incorporated herein by reference to the information to be included under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board Committees,” “Executive Compensation,” “Director Compensation,” “Employment Contracts and Termination of Employment and Change in Control Arrangements,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Organization and Compensation Committee of the Board of Directors on Executive Compensation,” “Performance Graph,” “Security Ownership of Officers and Directors,” and “Ratification of Registered Public Accounting Firm,” in GenCorp Inc.’s 2005 Proxy Statement, which is expected to be filed by February 28, 2005.

PART I
Item 1.     Business
      Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10-K, the terms “we,” “our” and “us” refer to GenCorp Inc. and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States.
      We are a technology-based manufacturer operating primarily in the United States. Our continuing operations are organized into two segments:
      Aerospace and Defense — includes the operations of Aerojet-General Corporation, or Aerojet, which develops and manufactures propulsion systems for defense and space applications, armament systems for precision tactical weapon systems and munitions applications. We are one of the largest providers of both liquid and solid propulsion systems in the United States. Primary customers served include major prime contractors to the United States (U.S.) government, the Department of Defense (DoD), and the National Aeronautics and Space Administration (NASA).
      Real Estate — includes activities related to the development, sale, and leasing of our real estate assets. Through our Aerojet subsidiary, we own approximately 12,600 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California just east of Sacramento, which we refer to as the Sacramento Land. We are currently in the process of seeking zoning changes and other governmental approvals to allow the development of a portion of the Sacramento Land to optimize its value. We have filed applications with governmental and regulatory authorities for approvals necessary to develop over 5,800 acres of the Sacramento Land.
      During the second quarter of fiscal 2004, we announced plans to sell our GDX Automotive (GDX) business which developed and manufactured vehicle sealing systems for automotive original equipment manufacturers. This decision was a result of declining volumes and continued challenges in this market environment including adverse customer pricing pressures, increased material costs, high development and start-up costs and increased working capital requirements. In accordance with our plan to sell the GDX business, we classified our GDX business segment as a discontinued operation during the second quarter of fiscal 2004. During the third quarter of fiscal 2004, we completed the sale of GDX to Cerberus Capital Management, L.P. for $147 million, subject to adjustment, of which $140 million had been received as of November 30, 2004. In addition, on October 15, 2004, we announced our strategic decision to sell our Fine Chemicals business, which, through Aerojet Fine Chemicals, is a custom manufacturer of active pharmaceutical ingredients and registered intermediates for pharmaceutical and biotechnology companies. This plan was a result of management’s decision to focus our capital and resources on our Aerospace and Defense and Real Estate businesses. We will continue to operate our Fine Chemicals business in the ordinary course of business pending any sale. We classified our Fine Chemicals business segment as a discontinued operation as of the third quarter of fiscal 2004.
      We were incorporated in Ohio in 1915 and our principal executive offices are located at Highway 50 and Aerojet Road, Rancho Cordova, CA 95670. Our mailing address is P.O. Box 537012, Sacramento, CA 95853-7012 and our telephone number is 916-355-4000.
      Our Internet web site address is www.GenCorp.com. We have made available through our Internet web site, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). We also make available on our Internet web site our corporate governance guidelines and the charters for each of the following committees of the Company’s Board of Directors: Audit; Corporate Governance and Nominating; Finance; and Organization & Compensation. Our corporate governance guidelines and such charters are also available in print to any shareholder who requests them.

      Our fiscal year ends on November 30 of each year. When we refer to a fiscal year, such as fiscal 2004, we are referring to the fiscal year ended on November 30 of that year.
Aerospace and Defense
      For over 60 years, Aerojet has been an industry leader and pioneer in the development of critical products and technologies that have strengthened the U.S. military and enabled the exploration of space. Aerojet focuses on creating military defense systems, as well as military, civil and commercial space systems, that address the needs of two broad industry sectors: defense systems and space systems. Aerojet believes it is in a unique competitive position, due to the diversity of its propulsion technologies (solid, liquid, air-breathing and electric) and synergy of its product lines to offer its customers the most innovative and advanced solutions available in the domestic propulsion market. Aerojet has historically been able to capitalize on its strong technical capabilities to become a critical provider of components and systems for major propulsion programs. Aerojet propulsion systems have flown prominently on manned and unmanned missions for NASA and the DoD since the inception of the U.S. Space Program. Principal customers include the DoD, NASA, The Boeing Company (Boeing), Lockheed Martin Corporation (Lockheed Martin) and Raytheon Company (Raytheon).

•	Defense systems — Our defense systems products include liquid, solid and air-breathing propulsion for strategic and tactical missiles, precision strike missiles and interceptors required for missile defense. In addition, Aerojet is a leading supplier of armament systems to the DoD and its prime contractors. Product applications for defense systems include strategic and tactical missile motors, maneuvering propulsion systems, attitude control systems and warhead assemblies used in precision weapon systems and missile defense, as well as advanced airframe structures required on the F-22 Raptor aircraft and fire suppression systems for military and commercial vehicles.

•	Space systems — Our space systems products include liquid, solid and electric propulsion systems for launch vehicles, transatmospheric vehicles and spacecraft. Product applications for space systems include liquid engines for expendable and reusable launch vehicles, upper stage engines, satellite propulsion, large solid boosters and integrated propulsion subsystems.
      Aerojet has been proactively engaged in the consolidation of the propulsion industry. In the third quarter of fiscal 2004, Aerojet acquired from Pratt & Whitney’s Chemical Systems Division (CSD) certain intellectual property and real property associated with several solid rocket motor programs for a nominal amount. This transaction highlights a key event in the continuing consolidation of the propulsion industry because CSD has now exited the solid propulsion business. In the fourth quarter of fiscal 2003, Aerojet acquired substantially all of the assets of the propulsion business of Atlantic Research Corporation (ARC) a subsidiary of Sequa Corporation. This acquisition makes Aerojet a leading supplier of solid rocket motors for tactical and missile defense applications and complements Aerojet’s capabilities for air-breathing and strategic systems. In fiscal 2002, Aerojet acquired the assets of the General Dynamics’ Ordnance and Tactical Systems Space Propulsion and Fire Suppression business (Redmond, Washington operations), a leading supplier of satellite propulsion systems for defense, civilian and commercial applications. These acquisitions have strengthened our market positions in both the defense systems and space systems industry sectors, and have provided leadership positions in the tactical and in-space propulsion market.
     Industry Overview
      Following a period of budget decreases in the post-Cold War era, the U.S. defense budget, as appropriated by Congress, has increased in recent years. Under the Bush Administration, the defense budget has experienced the first double-digit increase since the early 1990’s. The national defense budget, which totaled $350 billion in 2002, has risen steadily to over $375 billion in 2004, $416 billion in 2005, and there are proposals to increase it to $423 billion in 2006. We expect the U.S. defense budgets for research, development, test and evaluation, and procurement, the primary funding sources for Aerojet’s programs, to grow as well, with annual forecasts continuing to show increases through 2009. While the ultimate distribution of the defense budget remains uncertain, Aerojet is well positioned to benefit from DoD investment in high priority transformational systems that address contemporary war fighting needs and requirements.
      The United States is demonstrating renewed commitment to space and planetary exploration. The Bush Administration has announced plans, which are subject to Congressional approval, to increase NASA’s 2004 budget of $15.4 billion by an average of 5% over the next three years and by approximately 1% in the two subsequent years. Near-term activities included in NASA’s budget are development of a new manned vehicle (the Crew Exploration Vehicle), robotic moon missions, and continued development of propulsion technologies for deep space exploration. We believe we are well-positioned to compete for significant roles on these projects. Furthermore, as a result of NASA’s intention to retire the Space Shuttle from service as early as 2010, and the limited time and funding to develop a replacement vehicle, we believe that NASA will focus on maneuvering and long-duration propulsion systems that are flight-proven, which will present opportunities for existing Aerojet systems.
     Competition
      Participation in the defense and space propulsion market is capital intensive and requires long research and development periods that represent significant barriers to entry. Aerojet may partner on various programs with its major customers or suppliers, some of whom are, from time to time, competitors on other programs.
      The table below lists the primary participants in the propulsion market serving the U.S. government and its agencies:

Company	Parent	Propulsion Type	Propulsion Application

Aerojet	GenCorp Inc.	Solid, liquid, air- breathing, electric	Launch, in-space, tactical, strategic, missile defense
Alliant Techsystems	Alliant Techsystems Inc.	Solid, air-breathing	Launch, tactical, strategic, missile defense
Astrium	European Aeronautics Defense and Space Company and BAE Systems	Solid, liquid	In-space, tactical
Northrop Grumman Space Technology (Formerly TRW)	Northrop Grumman Corporation	Liquid	Launch, in-space
Pratt & Whitney Space Operations	United Technologies Corporation	Liquid, air-breathing, electric	Launch, in-space
Rocketdyne	The Boeing Company	Liquid	Launch, in-space, missile defense
      Rocketdyne and Alliant Techsystems currently hold the largest share of the launch market segment, largely due to their sole-source production contracts for liquid (Rocketdyne) and solid (Alliant) propulsion systems on the current NASA Space Shuttle (now scheduled to be retired from service as early as 2010) and on the Delta family of expendable launch vehicles. Aerojet believes it is in a unique competitive position, due to the diversity of its technologies and synergy of its product lines, to offer its customers the most innovative and advanced solutions available in the domestic propulsion market. The basis on which Aerojet competes in the aerospace and defense industry varies by program, but generally is based upon price, technology, quality and service. Although competition is intensive for all of Aerojet’s products and services, Aerojet believes it possesses adequate resources to compete successfully.
     Major Customers
      As a merchant supplier to the aerospace and defense industry, we do not align ourselves with any single prime contractor except on a project-by-project basis. We believe that our position as a merchant supplier has helped us become a trusted partner to our customers, enabling us to maintain strong relationships with a variety of prime contractors. Under each of our contracts, we act either as a prime contractor, where we sell directly to the end user, or as a subcontractor, where we sell our products to other prime contractors.

      The principal end-user customers of our products and technology include agencies of the U.S. government. Since a majority of Aerojet’s sales are, directly or indirectly, to the U.S. government, funding for the purchase of Aerojet’s products and services generally follows trends in U.S. defense spending. However, individual government agencies, which include the military services, the Defense Advanced Research Projects Agency (DARPA), NASA, the Missile Defense Agency, and the prime contractors that serve these agencies, exercise independent purchasing power within “budget top-line” limits. Therefore, sales to the U.S. government are not regarded as sales to one customer and, accordingly, each contracting agency is viewed as a separate customer. Thus, while we believe the DoD and NASA budgets are generally relevant to our business outlook, closer examination of the needs and priorities of the U.S. government agencies provides a better indication of product area stability and growth potential.
      Aerojet contracts directly with a number of major prime contractors and directly with agencies of the U.S. government. During fiscal 2004, Lockheed Martin, Raytheon, and Boeing accounted for approximately 33%, 15%, and 10%, respectively, of aerospace and defense segment sales.
      Aerojet’s direct sales to the U.S. government and its agencies, or government customers, and indirect sales to government customers via direct sales to prime contractors accounted for a total of approximately 85% of net sales, or approximately $420 million, in fiscal 2004. The following are approximate percentages of Aerojet’s net sales by principal end user in fiscal 2004:

U.S. Army	32%
U.S. Air Force	28%
U.S. Navy	15%
NASA	9%
Other government customers	1%

Total government customers	85%
Commercial and international customers	15%

Total	100%

Major Programs
      A subset of our key defense systems programs is listed below:

Program	Primary Customer	End Users	Program Description	Program Status

Army Tactical Missile System (ATACMS)	Lockheed Martin	U.S. Army	Tactical solid rocket motors	Production
F-22 Raptor Aircraft	Boeing	U.S. Air Force	Advanced electron beam welding for airframe structures	Production
Force Application and Launch from Continental United States (FALCON)	Lockheed Martin	U.S. Air Force	Advanced hypersonic (air-breathing) propulsion, solid rocket motors	Development
Ground Based Mid-Course Defense (GMD) Exoatmospheric Kill Vehicle Liquid Divert and Attitude Control Systems (DACS)	Raytheon	Missile Defense Agency	Liquid propulsion divert and attitude control propulsion systems	Development/ Production
Minuteman III	Northrop Grumman	U.S. Air Force	Liquid maneuvering propulsion	Development/ Production
HyFly (Hypersonic Flight)	Boeing	U.S. Navy	Dual combustion ramjet (air-breathing)	Development
Javelin	Lockheed Martin	U.S. Army	Tactical solid rocket motors	Production
Joint Common Missile (JCM)	Lockheed Martin	U.S. Army	Tactical solid rocket motors	Development
Multiple Launch Rocket System (MLRS)	Lockheed Martin	U.S. Army, International	Tactical solid rocket motors	Production
Non-Line of Sight Missile (NLOS)	Raytheon	U.S. Army	Tactical solid rocket motors	Development
Patriot Advanced Capability (PAC)-3	Lockheed Martin	U.S. Army, Missile Defense Agency	Tactical solid rocket motors	Development/ Production
Tube-launched, Optically-tracked, Wire-guided Missile (TOW)	Raytheon	U.S. Army	Tactical solid rocket warheads	Production
Standard Missile	Raytheon	U.S. Navy, Missile Defense Agency	Tactical solid rocket motors	Development/ Production
Small Diameter Bomb	Boeing	U.S. Air Force	Precision munitions	Development/ Production
Terminal High Altitude Air Defense (THAAD)	Lockheed Martin	U.S. Army, Missile Defense Agency	Tactical solid rocket motors	Development
Supersonic Sea Skimming Target (SSST)	Orbital Sciences Corporation	U.S. Navy	Variable flow ducted rocket(air-breathing)	Development
Tomahawk	Raytheon	U.S. Navy	Tactical solid rocket motors and warheads	Production
Crown Victoria	Ford	Law Enforcement	Vehicle safety products	Production
      Space Systems Programs — Aerojet improved its already strong market position in the space systems industry segment in fiscal 2004 with several successful space exploration missions including both the MARS Rover missions, Cassini, Stardust and Mercury Messenger. In late 2004, Lockheed Martin and NASA selected Aerojet to provide de-orbit propulsion for the Hubble Space Telescope. These successes, coupled with NASA’s plans to embark on the development of new manned and unmanned missions, provide opportunities to grow our over 40 year legacy of providing critical propulsion systems for the U.S. space program.
      A subset of our key space systems programs is listed below:

Program	Primary Customer	End Users	Program Description	Program Status

A2100 Commercial Geostationary Satellite Systems	Lockheed Martin	Various	Electric and liquid spacecraft thrusters	Production
Mercury Messenger	Johns Hopkins Advanced Physics Lab (APL)	NASA	Liquid spacecraft propulsion system	Development/ Production
Advanced Extremely High Frequency MilSatCom	Lockheed Martin	U.S. Air Force	Electric and liquid spacecraft thrusters	Development
Hubble De-Orbit Module	Lockheed Martin	NASA	Maneuvering propulsion	Development/ Production
Atlas® V	Lockheed Martin	U.S. Air Force, Commercial	Solid “strap-on” booster motors for this medium-to-heavy lift launch vehicle	Development/ Production
Cassini Mission	Lockheed Martin	NASA	Liquid spacecraft thrusters	Development/ Production
Mars Rover Missions	Lockheed Martin	NASA JPL	Liquid spacecraft thrusters	Development/ Production
Delta II	Boeing	NASA, U.S. Air Force, Commercial	Upper stage pressure-fed liquid rocket engines	Production
Titan IV	Lockheed Martin	U.S. Air Force	First and second stage liquid rocket booster engines	Production
Upper Stage Engine Technology	U.S. Air Force Research Laboratory	NASA, U.S. Air Force	Develop design tools for future upper stage liquid engines	Development
Telkom	Orbital Sciences Corp	Commercial	Liquid spacecraft thrusters	Production
Time History of Events and Macroscale Interactions During Substorms (THEMIS)	Swales Aerospace	NASA	Liquid spacecraft propulsion system	Development/ Production
      Aerojet’s top five programs accounted for less than 30% of fiscal 2004 net sales. No single program accounted for more than 10% of Aerojet’s fiscal 2004 net sales and most programs accounted for less than 5% of Aerojet’s fiscal 2004 net sales.
     Contract Types
      Under each of its contracts, Aerojet acts either as a prime contractor, where it sells directly to the end user, or as a subcontractor, selling its products to other prime contractors. Research and development contracts are awarded during the inception stage of a program’s development. Production contracts provide for the production and delivery of mature products for operational use. Aerojet’s contracts can generally be categorized as either “cost-reimbursable” or “fixed-price.” During fiscal 2004, approximately 57% of Aerojet’s total sales were achieved on fixed-price contracts, 41% on cost-reimbursable contracts, and 2% on other contract types.

      Cost-reimbursable contracts are typically (i) cost plus fixed fee, (ii) cost plus incentive fee, or (iii) cost plus award fee contracts. For cost plus fixed fee contracts, Aerojet typically receives reimbursement of its costs, to the extent the costs are allowable under contractual provisions, in addition to receipt of a fixed fee. For cost plus incentive fee contracts and cost plus award fee contracts, Aerojet receives adjustments in the contract fee, within designated limits, based on its actual results as compared to contractual targets for factors such as cost, performance, quality, and schedule.
      Fixed-price contracts are typically (i) fixed-price, (ii) fixed-price-incentive, or (iii) fixed-price level of effort contracts. For fixed-price contracts, Aerojet performs work for a fixed price and realizes all of the profit or loss resulting from variations in costs of performance. For fixed-price-incentive contracts, Aerojet receives increased or decreased fees or profits based upon actual performance against established targets or other criteria. For fixed-price level of effort contracts, Aerojet generally receives a structured fixed price per labor hour, dependent upon the customer’s labor hour needs. All fixed-price contracts present the risk of unreimbursed cost overruns.
      Many programs under contract have product lifecycles exceeding 10 years, such as the Delta, Standard Missile, and Tomahawk programs. It is typical for U.S. government propulsion contracts to be relatively small ($2.5 million a year on average) during development phases that can last from five to seven years, followed by low-rate and then full-rate production, where annual funding can grow as high as $30 million a year over many years.
     Backlog
      Aerojet’s contract backlog as of November 30, 2004 was $879 million compared to $830 million as of November 30, 2003. Funded backlog, which includes only the amount for which money has been directly authorized by the U.S. Congress, or for which a purchase order has been received from a commercial customer, was $538 million as of November 30, 2004, compared to funded backlog of $425 million on November 30, 2003. Overall, backlog growth reflects contract awards in excess of sales on both production and development programs.
     Research and Development
      Aerojet views its research and development efforts as critical to maintain its leadership positions in markets in which it competes. We maintain an active research and development effort supported primarily by customer funding. Customer-funded research and development expenditures are funded under contract specifications, typically research and development contracts, several of which we believe will become key programs in the future. Historically, over 90% of our research and development expenditures were customer funded. We believe customer-funded research and development activities are vital to our ability to compete for contracts and to enhance our technology base.
      Aerojet’s company-funded research and development effort include expenditures for technical activities that are vital to the development of new products, services, processes or techniques, as well as those expenses for significant improvements to existing products or processes.
      The following table summarizes Aerojet’s research and development expenses during the past three fiscal years:

	Year Ended
	November 30,

	2004	2003	2002

	(In millions)
Customer-funded	$132	$92	$99
Company-funded	8	7	5

Total research and development expenses	$140	$99	$104

      The ARC acquisition in October 2003 contributed an additional $30 million in customer-funded research and development expense in fiscal 2004 as compared to fiscal 2003 (see Note 11 in Notes to Consolidated Financial Statements).
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
      Aerojet’s business is not subject to predictable seasonality. Primary factors affecting the timing of Aerojet’s sales include the timing of government awards, the availability of U.S. government funding, contractual product delivery requirements and customer acceptances.

Intellectual Property
      Where appropriate, Aerojet obtains patents in the U.S. and other countries covering various aspects of the design and manufacture of its products. We consider these patents to be important to Aerojet as they illustrate Aerojet’s innovative design ability and product development capabilities. We do not believe the loss or expiration of any single patent would have a material adverse effect on the business or financial results of Aerojet or on our business as a whole.
Real Estate
      Through our Aerojet subsidiary, we own approximately 12,600 acres of land (Sacramento Land), located 15 miles northeast of downtown Sacramento, along U.S. Highway 50, a key growth corridor in the region. Our Real Estate segment’s primary activity is the development of a substantial portion of the Sacramento Land, which is one of the largest single owner land tracts in the Sacramento region. The Sacramento Land was acquired by Aerojet in the early 1950s for the manufacturing and testing of propulsion products. Most of the Sacramento Land was never used for production or testing purposes; rather, most of such land was used to provide safe buffer zones for testing propulsion products. Aerojet’s testing operations now require a much smaller industrial footprint within the Sacramento Land as a result of recent aerospace and defense acquisitions and their testing capabilities, advances in manufacturing processes, propulsion technologies, and increased use of government testing facilities.

Sacramento Real Estate Market
      Demand for residential real estate in the Sacramento area has grown dramatically in recent years due to population and non-agricultural employment growth, increases in household income and continued low mortgage interest rates. The result of this demand has led to substantial appreciation in the value of raw land, residentially-zoned land, and new homes in the Sacramento area.
      We believe the compelling demographic and real estate dynamics in the Sacramento area provide an opportunity to create value by developing a substantial portion of the Sacramento Land for a wide variety of uses, including residential, office, and commercial/retail. Developed as contemplated, we expect that the Sacramento Land will have significantly greater value than as currently zoned.

Government and Regulatory Approvals
      Despite limited acreage that was used for propulsion testing and production, much of the Sacramento Land is encumbered by environmental restrictions imposed by federal and state regulatory agencies. These restrictions were imposed because of the historical propulsion activities of our Aerospace and Defense segment. Until these restrictions are released, we will be unable to develop those portions of the Sacramento Land. In 1997, state regulators released 1,115 acres of the Sacramento Land from environmental restrictions. This land was sold to a regional homebuilder in fiscal 2001. In fiscal 2002, state and federal regulators released environmental restrictions on an additional 2,600 acres of the Sacramento Land. Additionally, the development process requires various governmental and regulatory approvals. We have made applications for general plan amendments and zoning changes for the initial portions of the Sacramento Land to be developed. Descriptions of those portions of the Sacramento Land and additional information regarding the government and regulatory approval process are included below.

Development Status
      We have filed applications with government and regulatory authorities for approvals necessary to develop over 5,800 acres of the Sacramento Land, of which over 3,300 acres are restricted by environmental regulations. Under California law, these government and regulatory authorities are required to determine if an Environment Impact Report (EIR) is necessary and, if necessary, what, if any, impacts a project will have on the environment. In the preparation of this report, the authority must consider numerous elements. One important element is the project’s source of water. We have attempted to address this critical element with our 2003 settlement agreement with Sacramento County (the County). Pursuant to the agreement with the County, Aerojet agreed to transfer all of its remediated groundwater to the County. Subject to various provisions in the agreement with the County, including approval under the California Environmental Quality Act, the County will assume Aerojet’s responsibility for providing replacement water to impacted water purveyors up to the amount of remediated water Aerojet transfers to the County. If the amount of Aerojet’s transferred water is in excess of the replacement water provided to the impacted water purveyors, the County has committed to make such water available for the development of the Sacramento Land in an amount equal to the excess.
      The table below summarizes the Sacramento Land by use and by environmental status (in acres):

	As of November 30, 2004

	Environmentally	Environmentally
	Unrestricted	Restricted(1)	Total

Land Currently Available for Development(2)
Easton(3)
Rio Del Oro	—	2,724	2,724
Glenborough and Easton Place	1,052	330	1,382
Westborough and Easton Place	1,388	277	1,665
Office Park/ Auto Mall	56	9	65

Total for Easton	2,496	3,340	5,836
Land Available for Future Development	1,525	103	1,628
Aerojet Operations Land	24	5,108	5,132

Total Sacramento Land	4,045	8,551	12,596

(1)	Land is subject to federal and/or state environmental restrictions that must be lifted before development on that land can proceed (see Note 13(c) in Notes to Consolidated Financial Statements).

(2)	In addition to the lifting of environmental restrictions, various government and regulatory approvals, such as general plan amendments and zoning changes, as more fully described below, are necessary to further this development.

(3)	Our initial applications identified two development projects, Easton and Rio Del Oro. In connection with our most recent application submission, we have decided to use the “Easton” name for all of our development activities on the Sacramento Land.

Land Currently Available for Development

Easton
      Rio Del Oro — In fiscal 2002, we filed an application for general plan amendments and requests for rezoning of a 2,724 acre development project called Rio Del Oro, which is now part of the City of Rancho Cordova (Rancho Cordova) which was incorporated in fiscal 2003. Rio Del Oro is planned as a mixed-use master-planned community that includes office and industrial uses, retail and support services, recreational opportunities, and a broad range of housing types. This project has extensive areas of habitat for certain species on the Federal Endangered Species List and these areas will be preserved as part of the development. Our application was submitted in conjunction with an application by a regional homebuilder for the property the homebuilder owns west and adjacent to the Rio del Oro land. We have granted a regional homebuilder the right to purchase 400 acres of Rio Del Oro.
      Rancho Cordova is having an EIR prepared for this project and it is expected that the first draft of the EIR will be ready for review by Rancho Cordova in April 2005. Rancho Cordova’s approval of our application is not expected before late fiscal 2006. For development to proceed, certain state environmental restrictions must be lifted. We are working with state regulators to determine actions necessary to remove these restrictions. We believe the first portions of the Rio Del Oro land should have environmental restrictions lifted at approximately the same time that our general plan amendment and zoning application is approved.
      Glenborough and Easton Place — In early fiscal 2004, we announced plans for an approximately 1,400 acre master planned community originally called Easton (and now referred to as Glenborough and Easton Place) and filed applications with the County for general plan amendments and rezoning requests. The Glenborough plan comprised of approximately 1,250 acres, incorporates a wide mix of residential, commercial and recreational uses, including an approximate 300-acre regional open space along Alder Creek. Easton Place, consisting of approximately 150 acres, is planned as a high-density mixed-use urban hub connecting Glenborough and Westborough. Easton Place will take full advantage of a new light rail station, the existing Aerojet employment center and its location on the Highway 50 corridor.
      We expect the County to commence the EIR for Glenborough and Easton Place during the first half of fiscal 2005. This project has extensive habitat for an invertebrate on the Federal Endangered Species List. We expect to be required to mitigate for any incidental takings of habitat associated with the development of the project. To that end, we are working with federal agencies to develop a comprehensive mitigation plan that will provide suitable alternative habitat. This mitigation plan will be part of the approval of the application. We expect County approval of this project to be granted in late fiscal 2007 or thereafter.
      Portions of the land designated for this project totaling approximately 330 acres are subject to state and federal environmental restrictions, which must be released before development of those acres can proceed. We are working with state and federal agencies to determine and carry out the actions necessary to ensure the successful delisting of those portions of the project. We believe that restrictions covering some areas of this project will be removed about the same time as the Glenborough and Easton Place general plan amendment and zoning application is approved by the County. Although we expect that some areas will remain subject to environmental restrictions for a period of time after receipt of County approval, we do not expect any delays in our development schedule as development of those portions of the project are not expected to begin for several years.
      Westborough and Easton Place — In November 2004, we filed an application with Rancho Cordova for a general plan amendment for a 1,665 acre project named Westborough at Easton. We are currently working with Rancho Cordova to expand the application to include the rezoning of the property. A portion of this project will be a 150-acre expansion to Easton Place (discussed above), and the balance will be known as Westborough. The Easton Place expansion will be consistent with the plans for the balance of Easton Place (as discussed above). We intend Westborough to have a wide mix of residential, business, community and recreational uses. We have granted a regional homebuilder the right to purchase 100 acres of Westborough at Easton.

      During 2005, we will be working with Rancho Cordova to determine the scope of the project so that Rancho Cordova may commence the EIR for Westborough and Easton Place during 2006. Since the EIR takes approximately one year to prepare, we do not expect that Rancho Cordova will complete a first draft of the EIR for review until 2007. This project has extensive habitat for an invertebrate on the Federal Endangered Species List. We are working with federal agencies to develop a comprehensive mitigation plan that will provide suitable alternative habitat in connection with any incidental taking of habitat associated with the development of the project. This mitigation plan will be part of the approval of the application. We expect Rancho Cordova approval of this project during 2008.
      Approximately 280 acres of this project are subject to federal environmental restrictions which we do not expect to be removed for several years. Although we expect that some areas will remain subject to environmental restrictions for a period of time after receipt of Rancho Cordova approval, we do not expect any delays in our development schedule as development of those portions of the project are not expected to begin for several years.
      Office Park and Auto Mall — We are preparing a subdivision application for submittal to the County for approximately 55 acres of the Sacramento Land. We intend to develop this land as an office park. The previously announced joint venture in March 2003 with a local real estate developer will be part of this subdivision.
      We have submitted an application to the County for a conditional use permit to allow the sale of new cars on approximately 30-acres of the land, a portion of which was sold to two automobile dealers in fiscal 2003. We expect the County to approve this application in 2005.

Land Available for Future Development
      We believe it will be several years before any of the 1,628 acres of our Sacramento Land will be ready for development. Portions of such land are far from existing infrastructure, making it uneconomical to develop at this time. Other parts of such land will go through a lengthy annexation process and development will not occur until that process is completed.

Aerojet Operations Land
      We believe that the Aerojet operations land is more than adequate for Aerojet’s long-term needs, and as a result, portions of this area may be available for development in the future.

Other Projects and Fiscal 2004 Transactions
      In addition to the projects described above, we currently lease to third parties approximately 330,000 square feet of office space and 10 acres of land. These leasing activities generated $6 million in revenue in fiscal 2004.
      In fiscal 2004, we concluded a property usage agreement with Sacramento Regional Transit and a mining agreement with Granite Construction Company, both of which support our goal of enhancing the value of our real estate assets. Initial proceeds received in fiscal 2004 total $9 million for these transactions.
      As we work toward the development of the Sacramento Land, we will continue to explore other alternatives to enhance the value of our real estate assets, including outright sales, and/or joint ventures with real estate developers or other third parties.
Environmental Matters
      Our operations are subject to and affected by federal, state, local and foreign environmental laws and regulations relating to the discharge, treatment, storage, disposal, investigation and remediation of certain materials, substances and wastes. Our policy is to conduct our businesses with due regard for the preservation and protection of the environment. We continually assess compliance with these regulations and management of environmental matters. We believe our operations are in substantial compliance with all applicable environmental laws and regulations.
      Operation and maintenance costs associated with environmental compliance and management of contaminated sites are a normal, recurring part of our operations. These costs are not significant relative to total operating costs and most such costs are incurred by our Aerospace and Defense segment and are generally allowable costs under contracts with the U.S. government.
      Under existing U.S. environmental laws a Potentially Responsible Party (PRP) is jointly and severally liable, and therefore we are potentially liable to the government or third parties for the full cost of remediating the contamination at our facilities or former facilities or at third-party sites where we have been designated as a PRP by the Environmental Protection Agency or a state environmental agency. The nature of environmental investigation and cleanup activities often makes it difficult to determine the timing and amount of any estimated future costs that may be required for remediation measures. However, we review these matters and accrue for costs associated with environmental remediation when it becomes probable that a liability has been incurred and the amount of the liability, usually based on proportionate sharing, can be reasonably estimated. These liabilities have not been discounted to their present value as the timing of cash payments is not fixed or reliably determinable. See Management’s Discussion and Analysis in Part II, Item 7 of this Report for additional information.
Employees
      As of November 30, 2004, excluding employees of our discontinued operations, approximately 17% of our 2,857 employees were covered by collective bargaining or similar agreements all of which are due to expire within one year. We believe that our relations with employees are good.
Executive Officers of the Registrant
      See Part III, Item 10 of this Report for information about Executive Officers of the Company.

Risk Factors
      Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements set forth in Management’s Discussion and Analysis in Part II, Item 7 of this Report.

The cancellation or material modification of one or more significant contracts could have a material adverse effect on our ability to realize anticipated sales and profits.
      Sales, directly and indirectly, to the U.S. government and its agencies accounted for approximately 85% of our Aerospace and Defense segment net sales and 84% of our total net sales from continuing operations in fiscal 2004. Our contracts typically permit the U.S. government to unilaterally modify or terminate a contract or to discontinue funding for a particular program at any time. The cancellation of one or more significant contracts could have a material adverse effect on our ability to realize anticipated sales and profits. The cancellation of a contract, if terminated for cause, could also subject us to liability for the excess costs incurred by the U.S. government in procuring undelivered items from another source. If terminated for convenience, our recovery of costs would be limited to amounts already incurred or committed, and our profit would be limited to work completed prior to termination.
      The Under Secretary of the Air Force has indicated that in 2005 the DoD intends to revise the Evolved Expendable Launch Vehicle (EELV) program, under which we provide propulsion systems for the Atlas V rocket, to address cost pressures resulting from continued low commercial launch activity. Details of the form and terms of the anticipated changes are unknown at this time; however, we cannot assure you that any significant change to the program will lead to a satisfactory resolution for launch vehicle manufacturers. The cancellation or material modification of the EELV program could adversely affect our revenues from that program and our ability to recover the costs we have incurred to date under the program.

Future reductions or changes in U.S. government spending could negatively affect our revenues.
      Our primary aerospace and defense customers include the DoD and its agencies, the government prime contractors that supply products to these customers, and NASA. As a result, we rely on particular levels of U.S. government spending on propulsion systems for defense and space applications and armament systems for precision tactical weapon systems and munitions applications, and our backlog depends, in large part, on continued funding by the U.S. government for the programs in which we are involved. These spending levels are not generally correlated with any specific economic cycle, but rather follow the cycle of general political support for this type of spending. The overall U.S. defense budget declined from the mid-1980s through the early 1990s. Although the DoD currently forecasts continued defense budget increases through its fiscal year 2009, which is the remainder of the DoD’s detailed forecast period, future levels of defense spending may not increase and could decrease. Moreover, although our contracts often contemplate that our services will be performed over a period of several years, Congress usually must approve funds for a given program each government fiscal year and may significantly reduce or eliminate funding for a program. A decrease in U.S. military expenditures, or the elimination or curtailment of a material program in which we are involved, could negatively affect our revenues.

A significant percentage of our aerospace and defense contracts are fixed-price contracts. If we experience cost overruns on these contracts, we would have to absorb the excess costs and our profitability would be adversely affected.
      Our aerospace and defense contracts generally can be categorized as either “fixed-price” or “cost-reimbursable” contracts. Under fixed-price contracts, we agree to perform specified work for a fixed price and realize all of the profit or loss resulting from variations in the costs of performing the contract. As a result, all fixed-price contracts involve the inherent risk of unreimbursed cost overruns. To the extent we were to incur unanticipated cost overruns on a program or platform subject to a fixed-price contract, our profitability would be adversely affected. For example, our Atlas V program contract is a fixed-price contract that has not been profitable for us to date in part as a result of unexpected costs of development and production. During fiscal

2004, we recorded an inventory write-down of $16 million related to the Atlas V program. The write-down relates to unanticipated transition costs from the development phase to the production phase of the contract and the value of materials rendered obsolete by a decision to proceed with qualification and production of an enhanced motor configuration. As of November 30, 2004, the Atlas V inventory balance was $128 million. The current contract provides for production of 44 motors over a number of years and for the order of an additional 52 motors at the option of our prime contractor, Lockheed Martin. Full recovery of our Atlas V investment is subject to uncertainties, including: (i) our ability to produce motors at our estimated average unit price, (ii) final pricing of the enhanced motor configuration, and (iii) a satisfactory renegotiation of contract terms with Lockheed Martin, and Lockheed Martin’s exercise of its option for additional motors. If we are unable to recover our costs, we will be required to take additional write-downs related to the Atlas V program. If the cost overruns associated with our Atlas V program continue, the program may not become profitable during the contract term and we may not be able to fully recover our investment in the program.
      During fiscal 2004, approximately 57% of Aerojet’s total sales were achieved on fixed-price contracts, 41% on cost reimbursable contracts, and 2% on other contract types.

Our success and growth in the aerospace and defense industry depend on our ability to secure contracts. We face significant competition, including from competitors with greater resources than ours, which may adversely affect our market share.
      We encounter intense competition in bidding for contracts. Many of our competitors have financial, technical, production and other resources substantially greater than ours. Although the downsizing of the defense industry in the early 1990s has resulted in a reduction in the aggregate number of competitors, the consolidation has also strengthened the capabilities of some of the remaining competitors resulting in an increasingly competitive environment. The U.S. government also has its own manufacturing capabilities in some areas. We may be unable to compete successfully with our competitors and our inability to do so could result in a decrease in revenues that we historically have generated from these contracts. Further, the U.S. government may open to competition programs on which we are currently the sole supplier, which could also adversely affect our revenues.

Our Aerospace and Defense segment is subject to procurement and other related laws and regulations inherent in contracting with the U.S. government, non-compliance with which could have a material adverse effect on our business.
      In the performance of contracts with the U.S. government, we are subject to complex and extensive procurement and other related laws and regulations. Possible consequences of a failure to comply, even inadvertently, with these laws and regulations include civil and criminal fines and penalties, in some cases, double or triple damages, and suspension or debarment from future government contracts and exporting of goods for a specified period of time.
      These laws and regulations provide for ongoing audits and reviews of incurred costs as well as contract procurement, performance and administration. The U.S. government may, if appropriate, conduct an investigation into possible illegal or unethical activity in connection with these contracts. Investigations of this nature are common in the aerospace and defense industry, and lawsuits may result. In addition, the U.S. government and its principal prime contractors periodically investigate the financial viability of its contractors and subcontractors as part of its risk assessment process associated with the award of new contracts. If the U.S. government or one or more prime contractors were to determine that we were not financially viable, our ability to continue to act as a government contractor or subcontractor would be impaired.

Our inability to adapt to rapid technological changes could impair our ability to remain competitive.
      The aerospace and defense industry has undergone rapid and significant technological development over the last few years. Our competitors may implement new technologies before we are able to, allowing them to provide more effective products at more competitive prices. Future technological developments could:

•	adversely impact our competitive position if we are unable to react to these developments in a timely or efficient manner;

•	require us to write-down obsolete facilities, equipment and technology;

•	require us to discontinue production of obsolete products before we can recover any or all of our related research, development and commercialization expenses; or

•	require significant capital expenditures for research, development and launch of new products or processes.

We may experience product failures, schedule delays or other problems with existing or new products and systems, all of which could result in increased costs and loss of sales.
      Many of the products we develop and manufacture are technologically advanced systems that must function under demanding operating conditions. Even though we believe that we employ sophisticated and rigorous design, manufacturing and testing processes and practices, we may not be able to successfully launch or manufacture our products on schedule or our products may not perform as intended.
      Some of our contracts require us to forfeit a portion of our expected profit, receive reduced payments, provide a replacement product or service or reduce the price of subsequent sales to the same customer if our products fail to perform adequately. Performance penalties also may be imposed should we fail to meet delivery schedules or other measures of contract performance. We do not generally insure against potential costs resulting from any required remedial actions or costs or loss of sales due to postponement or cancellation of scheduled operations or product deliveries.

Our operations and properties are currently the subject of significant environmental claims, and the numerous environmental and other government regulations to which we are subject may become more stringent in the future and may reduce our profitability and liquidity.
      We are subject to foreign, federal, state and local environmental laws and regulations that, among other things, require us to obtain permits to operate and install pollution control equipment and regulate the generation, storage, handling, transportation, treatment and disposal of hazardous and solid wastes. We may also be subject to fines and penalties, and are subject to toxic tort and asbestos suits as well as other third-party lawsuits, due to either our past or present use of hazardous substances or the alleged on-site or off-site contamination of the environment through past or present operations. We may incur material costs in defending these proceedings or claims. Any unexpected adverse judgment or cash outlay could reduce our profitability and leave us with less cash available to service our debt.
      In one matter, GenCorp Inc. v. Olin Corporation, we are currently subject to a judgment order in the amount of approximately $29 million entered November 21, 2002 by the U.S. District Court for the Northern District of Ohio, Eastern Division. On November 22, 2004, this judgment order was upheld by the U.S. Sixth Circuit Court of Appeals. We have filed a petition for rehearing with the Sixth Circuit. If the petition is not granted and the offsets to which we believe we are entitled are not realized, the judgment will have a material adverse impact on our cash flow and financial condition.
      For additional discussion of environmental and legal matters, please see the environmental discussion in Note 13 to Consolidated Financial Statements.

Although some of our environmental costs may be recoverable and we have established reserves, given the many uncertainties involved in assessing liability for environmental claims, our reserves may not be sufficient.
      Under an agreement with the U.S. government, the U.S. government recognizes as allowable for government contract cost purposes up to 88% of environmental expenses at our Sacramento and former Azusa sites. Aerojet’s mix of contracts can affect the actual reimbursement made by the U.S. government. Because these costs are recovered through forward pricing arrangements, our ability to continue recovering these costs from the U.S. government depends on Aerojet’s sustained business volume under U.S. government contracts and programs and the relative size of Aerojet’s commercial business. We also may seek recovery of our environmental costs from insurers.
      As of November 30, 2004, we had established reserves of $304 million, which we believe to be sufficient to cover our estimated share of the environmental remediation costs at that time. However, given the many uncertainties involved in assessing liability for environmental claims, our reserves may prove to be insufficient. We continually evaluate the adequacy of those reserves, and they could change. In addition, the reserves are based only on known sites and the known contamination at those sites. It is possible that additional remediation sites will be identified in the future or that unknown contamination at previously identified sites will be discovered. This could lead us to have additional expenditures for environmental remediation in the future and given the many uncertainties involved in assessing liability for environmental claims, our reserves may prove to be insufficient.
      For additional discussion of environmental matters, please see the environmental discussion in Note 13 to Consolidated Financial Statements.

The release or explosion of dangerous materials used in our business could disrupt our operations and cause us to incur additional costs and liability.
      The operations of our Aerospace and Defense business involve the handling and production of potentially explosive materials and other dangerous chemicals, including materials used in rocket propulsion. Despite our use of specialized facilities to handle dangerous materials and intensive employee training programs, the handling and production of hazardous materials could result in incidents that temporarily shut down or otherwise disrupt our manufacturing operations and could cause production delays. It is possible that a release of these chemicals or an explosion could result in death or significant injuries to employees and others. Material property damage to us and third parties could also occur. The use of these products in applications by our customers could also result in liability if an explosion or fire were to occur. Any release or explosion could expose us to adverse publicity or liability for damages or cause production delays, any of which could have a material adverse effect on our reputation and profitability.

Disruptions in the supply of key raw materials and difficulties in the supplier qualification process, as well as increases in prices of raw materials, could adversely impact our operations.
      We closely monitor sources of supply to assure that adequate raw materials and other supplies needed in our manufacturing processes are available. As a U.S. government contractor, we are frequently limited to procuring materials and components from sources of supply that can meet rigorous customer and/or government specifications. In addition, as business conditions, the DoD budget, and Congressional allocations change, suppliers of specialty chemicals and materials sometimes consider dropping low volume items from their product lines, which may require, as it has in the past, qualification of new suppliers for raw materials on key programs. The supply of ammonium perchlorate, a principal raw material used in our operations, is limited to a single source that supplies the entire domestic solid propellant industry. This single source, however, maintains two separate manufacturing lines a reasonable distance apart, which mitigates the likelihood of a fire, explosion, or other problem impacting all production. We also presently rely on one primary supplier for graphite fiber, which is used in the production of composite materials. This supplier has multiple manufacturing lines for graphite fiber. Although other sources of graphite fiber exist, the addition of a new supplier would require us to qualify the new source for use.

      Current suppliers of some insulation materials used in rocket motors have announced plans to close manufacturing plants and discontinue product lines. These materials include polymers used in ethylene propylene diene monomer rubber insulation and aerospace-grade rayon used in nozzles. We are in the process of qualifying new replacement materials for some programs. For other programs, we have produced sufficient inventory to cover current program requirements and are in the process of qualifying new replacement materials to be qualified in time to meet future production needs.
      We are also impacted by increases in the prices of raw materials used in production on fixed-price contracts. Most recently, we have seen an increase in the price of commodity metals, primarily steel and aluminum.
      Prolonged disruptions in the supply of any of our key raw materials, difficulty completing qualification of new sources of supply, implementing use of replacement materials or new sources of supply, or a continuing increase in the prices of raw materials could have a material adverse effect on our operating results, financial condition or cash flows.

Substantially all of our real estate planned for development is located in Sacramento County, California making us vulnerable to changes in economic and other conditions in that particular market.
      As a result of the geographic concentration of our properties, our long-term performance and the value of our properties will depend upon conditions in the Sacramento region, including:

•	the sustainability and growth of industries located in the Sacramento region;

•	the financial strength and spending of the State of California;

•	local real estate market conditions;

•	changes in neighborhood characteristics; and

•	real estate tax rates.
      There can be no assurance that the Sacramento market will continue to grow or that conditions will remain favorable. If unfavorable economic or other conditions occur in the region, our development plans and business strategy could be adversely affected.

We have limited experience in real estate development activities.
      While we have owned our real estate for over 50 years, we have no significant real estate development experience. Therefore, we do not have any real estate development history from which you can draw conclusions about our ability to execute our real estate business plan.

Real estate development is inherently risky.
      Our real estate development activities may subject us to the following risks:

•	we may be unable to obtain, or suffer delays in obtaining, necessary re-zoning, land use, building, occupancy and other required governmental permits and authorizations, which could result in increased costs or our abandonment of these projects;

•	we may be unable to complete environmental remediation or to lift state and federal environmental restrictions on our real estate, which could cause a delay or abandonment of these projects;

•	we may be unable to obtain sufficient water sources to service our development projects, which may prevent us from executing our development plan; and

•	we may not be able to obtain financing on favorable terms, which may render us unable to proceed with our development activities.
      Additionally, the time frame required for development of these properties means that we may have to wait years for a significant cash return.

The value of our real estate assets could be adversely affected by an increase in interest rates.
      For the past three years, interest rates in the U.S. have been at historically low levels, which has facilitated the financing and purchase of homes. Historical evidence has shown that significant increases in interest rates have a negative impact on housing demand. Since June 30, 2004, the federal funds rate has increased from 1% to 2.50%. During that time, the Federal Reserve Board’s rate-setting committee has met six times, and each time raised the federal funds rate by 0.25%. If interest rates continue to increase, and the ability or willingness of prospective buyers to finance home purchases is diminished, the value of our real estate assets may decrease.

We have a substantial amount of debt, and the cost of servicing that debt could adversely affect our ability to take actions or our liquidity or financial condition.
      We have a substantial amount of debt for which we are required to make interest and principal payments. As of November 30, 2004, we had total consolidated debt of $577 million. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future.
      Our level of debt places significant demands on our cash resources, which could:

•	make it more difficult for us to satisfy our outstanding debt obligations;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, reducing the amount of our cash flow available for working capital, capital expenditures, acquisitions, developing our real estate assets and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in the industries in which we compete;

•	place us at a competitive disadvantage compared to our competitors, some of which have lower debt service obligations and greater financial resources than we do;

•	limit our ability to borrow additional funds; or

•	increase our vulnerability to general adverse economic and industry conditions.
      Continuing operations generated $5 million of cash in fiscal 2004, compared to negative cash flow from continuing operations in fiscal 2003 and fiscal 2002. We may experience negative net cash flow from continuing operations in the future. Our ability to record positive cash flow from continuing operations for the next fiscal year will depend in part on positive cash flow from our Real Estate business. If we are unable to generate sufficient cash flow to service our debt and fund our operating costs, our liquidity may be adversely affected.

We are obligated to comply with financial and other covenants in our debt that could restrict our operating activities, and the failure to comply could result in defaults that accelerate the payment under our debt.
      Our outstanding debt generally contains various restrictive covenants. These covenants include, among others, provisions restricting our ability to:

•	incur additional debt;

•	make certain distributions, investments and other restricted payments;

•	limit the ability of restricted subsidiaries to make payments to us;

•	enter into transactions with affiliates;

•	create certain liens;

•	sell assets; and

•	consolidate, merge or sell all or substantially all of our assets.

      Our secured debt also contains other customary covenants, including, among others, provisions:

•	relating to the maintenance of the property securing the debt, and

•	restricting our ability to pledge assets or create other liens.
      In addition, certain covenants in our bank facilities require us and our subsidiaries to maintain certain financial ratios. Any of the covenants described in this risk factor may restrict our operations and our ability to pursue potentially advantageous business opportunities. Our failure to comply with these covenants could also result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt.

If our operating subsidiaries do not generate sufficient cash flow or if they are not able to pay dividends or otherwise distribute their cash to us, or if we have insufficient funds on hand, we may not be able to service our debt.
      All of the operations of our Aerospace and Defense and Real Estate businesses are conducted through subsidiaries. Consequently, our cash flow and ability to service our debt obligations will be largely dependent upon the earnings of our operating subsidiaries and the distribution of those earnings to us, or upon loans, advances or other payments made by these subsidiaries to us. The ability of our subsidiaries to pay dividends or make other payments or advances to us will depend upon their operating results and will be subject to applicable laws and any contractual restrictions contained in the agreements governing their debt, if any.

We expect to continue to expand our operations through acquisitions, which may divert management’s attention and expose us to unanticipated liabilities and costs. We may experience difficulties integrating the acquired operations, and we may incur costs relating to acquisitions that are never consummated.
      Our business strategy contemplates continued expansion of our Aerospace and Defense operations, including growth through future acquisitions. However, our ability to consummate and integrate effectively any future acquisitions on terms that are favorable to us may be limited by the number of attractive acquisition targets, internal demands on our resources and our ability to obtain financing. Our success in integrating newly acquired businesses will depend upon our ability to retain key personnel, avoid diversion of management’s attention from operational matters, integrate general and administrative services and key information processing systems and, where necessary, requalify our customer programs. In addition, future acquisitions could result in the incurrence of additional debt, costs and contingent liabilities. We may also incur costs and divert management attention to acquisitions that are never consummated. Integration of acquired operations may take longer, or be more costly or disruptive to our business, than originally anticipated. It is also possible that expected synergies from past or future acquisitions may not materialize.
      Although we undertake a diligence investigation of each business that we acquire, there may be liabilities of the acquired companies that we fail to or are unable to discover during the diligence investigation and for which we, as a successor owner, may be responsible. In connection with acquisitions, we generally seek to minimize the impact of these types of potential liabilities through indemnities and warranties from the seller, which may in some instances be supported by deferring payment of a portion of the purchase price. However, these indemnities and warranties, if obtained, may not fully cover the liabilities due to limitations in scope, amount or duration, financial limitations of the indemnitor or warrantor or other reasons.

We have recently focused our operations through divestitures. We may incur delays in the timing of one of these divestitures or we may incur costs related to this divestiture, both of which may negatively impact our profitability and our liquidity.
      We have announced that we intend to divest our Fine Chemicals business. However, our ability to do so on favorable terms may be limited by the availability of interested purchasers and internal demand on our resources. We may not be able to identify a purchaser and negotiate an acceptable agreement on a timely basis or at all. In that event, we may be unable to complete our strategy of focusing our operations in our Aerospace and Defense and Real Estate businesses.

      In connection with divestitures, including our recent sale of our GDX business, we may incur costs, including costs related to the closure of a manufacturing facility in Chartres, France. This closure requires us to comply with certain procedures and processes that are defined under local law and labor regulations. These costs may require additional cash expenditures, thereby reducing our profitability and our liquidity.

A strike or other work stoppage, or our inability to renew collective bargaining agreements on favorable terms, could have a material adverse effect on our cost structure and ability to run our facilities and produce our products.
      As of November 30, 2004, we had approximately 2,857 employees in our ongoing operations, of which approximately 17% were covered by collective bargaining or similar agreements. Of the covered employees, all are covered by collective bargaining agreements that are due to expire within one year. If we are unable to negotiate acceptable new agreements with the unions representing our employees upon expiration of the existing contracts, we could experience strikes or work stoppages. Even if we are successful in negotiating new agreements, the new agreements could call for higher wages or benefits paid to union members, which would increase our operating costs and could adversely affect our profitability. If our unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of operations at our facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of our major customers could also have similar effects on us.

A loss of key personnel or highly skilled employees could disrupt our operations.
      Our executive officers are critical to the management and direction of our businesses. Our future success depends, in large part, on our ability to retain these officers and other capable management personnel. In general, we do not enter into employment agreements with our executive officers. We have entered into severance agreements with several of our officers that allow those officers to terminate their employment under particular circumstances, such as a change of control affecting our company. Although we believe that we will be able to attract and retain talented personnel and replace key personnel should the need arise, our inability to do so could disrupt the operations of the segment affected or our overall operations. In addition, because of the complex nature of many of our products and programs, we are generally dependent on an educated and highly-skilled engineering staff and workforce. Our operations could be disrupted by a shortage of available skilled employees.

Due to the nature of our business, our sales levels may fluctuate causing our quarterly operating results to fluctuate.
      Changes in our operating results from quarter to quarter could result in volatility in our common stock price. Our quarterly and annual sales are affected by a variety of factors that could lead to significant variability in our operating results:

•	In our Aerospace and Defense business, sales earned under long-term contracts are recognized either on a cost basis, when deliveries are made, or when contractually defined performance milestones are achieved. The timing of deliveries or milestones may fluctuate from quarter to quarter.

•	In our Real Estate business, sales of property will be made from time to time, which will result in variability in our operating results.

We may be subject to risks associated with our Fine Chemicals business until the sale of the business is consummated, and these risks could make it more difficult to sell that business.
      We have announced that we plan to sell our Fine Chemicals business. We will continue to operate our Fine Chemicals business in the ordinary course of business pending any sale. This business is subject to the following operational risks:

•	The pharmaceutical fine chemicals market is highly fragmented and competitive. As a result, the Fine Chemicals business may not be successful in obtaining or renewing customer contracts on commercially favorable terms, if at all.

•	The pharmaceutical fine chemicals industry is a capital-intensive industry that may consume our cash from our operations and borrowings. If we cannot sell our Fine Chemicals business and we further expand our operations, our capital expenditures are expected to increase. Increases in expenditures may result in low levels of working capital or require us to finance working capital deficits. These factors could substantially increase our operating costs and therefore impair our ability to invest in our Fine Chemicals business.

•	The lack of availability of certain raw materials used by our Fine Chemicals business or a material increase in the price of these raw materials, each of which is generally outside of our control, could result in significantly increased operating costs that the business may not be able to offset through price increases to customers.

•	Our Fine Chemicals business produces chemical compounds that are difficult to manufacture, including highly-energetic and highly-potent materials. The production of these chemicals requires a high degree of precision and strict adherence to safety standards. Regulatory agencies, such as the U.S. Food and Drug Administration and the European Agency for the Evaluation of Medical Products must approve the production process for many of the products that our Fine Chemicals business manufactures.
      Any of these factors could have a material adverse effect on the business and financial results of the Fine Chemicals business.
Item 2.     Properties
      Significant operating, manufacturing, research, design and/or marketing facilities are set forth below.
Facilities
Corporate Headquarters
GenCorp Inc.
Highway 50 and Aerojet Road
Rancho Cordova, California 95670
Mailing address:
P.O. Box 537012
Sacramento, California 95853-7012

Manufacturing/ Research/ Design/ Marketing Locations

Aerospace and Defense	Design/ Manufacturing Facilities:	Marketing/ Sales Offices:
Aerojet-General Corporation P.O. Box 13222 Sacramento, California 95813- 6000	Camden, Arkansas*
Clearfield, Utah*
El Segundo, California*
Gainesville, Virginia*
Jonesborough, Tennessee
Orange, Virginia
Rancho Cordova, California
Redmond, Washington
Socorro, New Mexico*
	Vernon, California*	Huntsville, Alabama* Washington, DC*
Real Estate 620 Coolidge Drive, Suite 165 Folsom, California 95630		Marketing/ Sales Office: Folsom, California*
Discontinued Operations	Processing Development/ Manufacturing Facilities: Rancho Cordova, California Chartres, France	Marketing/ Sales Offices: Rancho Cordova, California

*	An asterisk next to a facility listed above indicates that it is a leased property.
      We believe each of the facilities is adequate for the business conducted at that facility. The facilities are suitable and adequate for their intended purpose and taking into account current and future needs. A portion of Aerojet’s property in California (approximately 3,900 acres of undeveloped land), and its Redmond, Washington facility are encumbered by a deed of trust or mortgage. In addition, we own and lease properties (primarily machinery and warehouse and office facilities) in various locations for use in the ordinary course of our business.

Item 3.     Legal Proceedings
      The following information pertains to legal proceedings, including proceedings relating to environmental matters, which are discussed in detail in Notes 13(b) and 13(c) to the Consolidated Financial Statements.
Groundwater Cases
     Sacramento Cases
      Aerojet-General Corporation, along with other industrial Potentially Responsible Parties (PRPs) and area water purveyors, was sued in three cases by approximately 500 individual plaintiffs residing in the vicinity of Aerojet’s facilities near Sacramento, California (the Sacramento cases). One of such cases was voluntarily dismissed by the named plaintiff. As discussed in detail in Notes 13(b) and 13(c) to the Consolidated Financial Statements, through dismissals, the number of plaintiffs has been reduced to 27. The remaining Sacramento cases are denominated as follows:
      Adams, Daphne, et al. v. Aerojet-General Corporation, et al., Case No. 98AS01025, Sacramento County Superior Court, served April 30, 1998.
      Allen, et al. v. Aerojet-General Corporation, et al., Case No. 97AS06295, Sacramento County Superior Court, served January 14, 1998.
      In the Sacramento cases, the plaintiffs allege that that industrial defendants contaminated groundwater provided by the water purveyors as drinking water, which plaintiffs consumed causing illness, death and economic injury. Plaintiffs seek judgment against defendants for unspecified general, special and punitive damages.
      As discussed in detail in Notes 13(b) and 13(c) to the Consolidated Financial Statements, the regulated water entities defendants were dismissed from the litigation, and following plaintiffs’ tentative settlement against McDonnell Douglas Corporation, Aerojet is the only remaining defendant in these cases. Discovery is ongoing and the first phase of the trial has been set for August 2005.
     San Gabriel Valley Cases
      Aerojet, along with numerous other defendants, was also sued in 14 cases by approximately 1,100 individual plaintiffs residing in the vicinity of Aerojet’s former facility in Azusa, California (the San Gabriel Valley cases). The number of plaintiffs involved in the San Gabriel Valley cases has been reduced to approximately 500. The San Gabriel cases are denominated as follows:
      Adams, Robert G., et al. v. Aerojet-General Corporation, et al., Case No. BC230185, Los Angeles County Superior Court, served July 26, 2000.
      Adler, Jeff, et al. v. Southern California Water Co. et al., Case No. BC169892, Los Angeles County Superior Court, served on or about April 22, 1998.
      Alexander, et al. v. Suburban Water Systems, et al., Case No. KC031130, Los Angeles County Superior Court, served June 22, 2000.
      Alvarado, et al. v. Suburban Water Systems, et al., Case No. KC034953, Los Angeles County Superior Court, served May 7, 2001.
      Anderson, Anthony et al. v. Suburban Water Systems, et al., Case No. KC02854, Los Angeles County Superior Court, served November 23, 1998.
      Arenas, et al. v. Suburban Water Systems, et al., Case No. KC037559, Los Angeles County Superior Court, served June 24, 2002.
      Boswell, et al. v. Suburban Water Systems, et al., Case No. KC027318, Los Angeles County Superior Court, served April 28, 1998.

      Bowers, et al. v. Aerojet-General Corporation, et al., Case No. BC250817, Los Angeles County Superior Court, served July 17, 2001.
      Brooks, et al. v. Suburban Water Systems et al., Case No. KC032915, Los Angeles County Superior Court, served October 17, 2000.
      Celi, et al. v. San Gabriel Valley Water Company, et al., Case No. GC020622, Los Angeles County Superior Court, served April 28, 1998.
      Criner, et al. v. San Gabriel Valley Water Company, et al., Case No. GC021658, Los Angeles County Superior Court, served September 16, 1998.
      Criner, et al. v. San Gabriel Valley Water Company, et al., Case No. GC021658, Los Angeles County Superior Court, served September 16, 1998.
      Dominguez, et al. v. Southern California Water Company, et al., Case No. GC021657, Los Angeles County Superior Court, served September 16, 1998.
      Santamaria, et al. v. Suburban Water Systems, et al., Case No. KC025995, Los Angeles County Superior Court, served February 24, 1998.
      In the San Gabriel Valley cases, the plaintiffs allege that that industrial defendants contaminated groundwater provided by the water purveyors as drinking water, which plaintiffs consumed causing illness, death and economic injury. Plaintiffs seek judgment against defendants for unspecified general, special and punitive damages.
      As discussed in detail in Notes 13(b) and 13(c) to the Consolidated Financial Statements, the San Gabriel Valley cases have been coordinated for trial in Los Angeles, California, and are proceeding under two master complaints. The regulated water entities defendants were dismissed from the litigation and numerous industrial defendants have settled with the plaintiffs. Currently, 162 of the remaining approximately 500 San Gabriel Valley plaintiffs are subject to early trial — most likely in fiscal 2005.
     SEMOU Related Cases
      In October 2002, Aerojet, along with approximately 65 other individual and corporate defendants, was served with four civil suits filed in the U.S. District Court for the Central District of California pursuant to which plaintiff water purveyors that seek recovery of costs allegedly incurred in response to the contamination present at the South El Monte Operable Unit (SEMOU) of the San Gabriel Valley Superfund site. The cases are denominated as follows:
      San Gabriel Valley Water Company v. Aerojet-General Corporation, et al.,Case No. CV-02-6346 ABC (RCx), U. S. District Court, Central District of CA, served October 30, 2002.
      San Gabriel Basin Water Quality Authority v. Aerojet-General Corporation, et al., Case No. CV-02-4565 ABC (RCx), U. S. District Court, Central District of CA, served October 30, 2002.
      Southern California Water Company v. Aerojet-General Corporation, et al.,Case No. CV-02-6340 ABC (RCx), U. S. District Court, Central District of CA, served October 30, 2002.
      The City of Monterey Park v. Aerojet-General Corporation, et al., Case No. CV-02-5909 ABC (RCx), U. S. District Court, Central District of CA, served October 30, 2002.
      The cases have been coordinated for ease of administration by the court. Plaintiffs allege that groundwater in the SEMOU is contaminated with chlorinated solvents and ammonium perchlorate that were released into the environment by Aerojet and other defendants, causing plaintiffs to incur unspecified response costs and other damages.
      Aerojet has filed third-party complaints against several water entities on the basis that they introduced perchlorate-containing Colorado River water to the basin. Those water entities have filed motions to dismiss

Aerojet’s complaints. The motions as well as discovery have been stayed pending efforts to resolve the litigation through mediation. Aerojet has notified its insurers of these claims.
     Other Ground Water Case
      Orange County Water District v. Northrop Corporation, et al., Case No. O4CC00715, Orange County (CA) Superior Court, served December 29, 2004. Aerojet and other defendants were sued by the Orange County Water District, a public entity with jurisdiction over groundwater resources and water supplies in Orange County. The plaintiff alleges that groundwater in Orange County, California is contaminated with chlorinated solvents that were allegedly released to the environment by Aerojet and other industrial defendants causing it to incur unspecified response costs and other damages. The plaintiff seeks declaratory relief and recovery of past costs in connection with investigation and remediation of groundwater resources. Aerojet has filed its answer and discovery has commenced.
Air Pollution Cases
     Chino Hills Cases
      Aerojet and several other defendants have been sued by private residents living in the vicinity of Chino and Chino Hills, California. The cases have been consolidated and are pending in the U.S. District Court for the Central District of California. The cases are denominated as follows:
      Baier, et al. v. Aerojet-General Corporation, et al., Case No. EDCV 00 618VAP (RNBx) U.S. District Court, Central District, CA, served June 29, 2000.
      Kerr, et al. v. Aerojet-General Corporation, Case No. EDCV 01-19VAP (SGLx) U.S. District Court, Central District, CA, served June 29, 2000.
      Taylor, et al. v. Aerojet-General Corporation, et al., Case No. EDCV 01-106 VAP (RNBx) U.S. District Court, Central District, CA, served January 31, 2001.
      Yeh, et al. v. Aerojet-General Corporation, Case No. RCV 083065 San Bernardino County Superior Court (transferred to U.S. District Court, Central District, CA, served October 24, 2004 and renumbered Case No. EDCV 04-1354-VAP(SHx) and coordinated with Baier, Kerr and Taylor cases).
      Plaintiffs generally allege that Aerojet released hazardous chemicals into the air at its former manufacturing facility in Chino Hills, California, which allegedly caused illness, death, and economic injury. Various motions have reduced the number of plaintiffs from 80 to 48. Discovery is proceeding in the cases. Trial is likely to be scheduled for 2006.
Other Legal Proceedings
      GenCorp Inc. v. Olin Corporation, Case No. 5:93CV2269, U.S. District Court, N.D. Ohio, filed October 25, 1993. GenCorp initiated civil proceedings against Olin Corporation (Olin), the owner and operator of a former chemical manufacturing facility located on land formerly owned by the Company, seeking a declaratory judgment that the Company was not liable to Olin for remedial costs. In the same case, Olin filed a counterclaim against GenCorp alleging that GenCorp was jointly and severally liable under CERCLA for remediation costs estimated at $70 million due to its contractual relationship with Olin, operational activities and land ownership by GenCorp. The Company has filed a counterclaim based on Olin’s breach of contractual obligations to provide insurance protection for both the Company and Olin, as required by the contract between the two companies.
      The trial court ruled GenCorp liable based on theories of owner and arranger liability under CERCLA. The trial court found GenCorp 30% liable and Olin 70% liable for the Big D site, and GenCorp 40% liable and Olin 60% liable for another site, for CERCLA remediation costs. The Sixth Circuit Court of Appeals denied GenCorp’s appeal regarding its CERCLA contribution liability on the basis that it is not directly or indirectly liable as an arranger for Olin’s waste disposal at the Big D site and that GenCorp did not either actively control Olin’s waste disposal choices or operate the plant on a day-to-day basis. The Sixth Circuit Court of

Appeals also rejected GenCorp’s argument that the trial court’s decision did not constitute a “final judgment”. GenCorp had argued that the trial court failed to address GenCorp’s claims under the complaint, holding such claims in abeyance. The decision of the three judge panel of the Sixth Circuit Court of Appeals is that GenCorp is responsible to Olin for costs and prejudgment interest in an amount equal to approximately $29 million. GenCorp has filed a petition for rehearing with the Sixth Circuit Court of Appeals.
      Wotus, et al. v. GenCorp Inc. and OMNOVA Solutions Inc., Case No. 5:00-CV-2604, U.S. District Court, N.D. Ohio (Cleveland), served October 12, 2000. Plaintiffs are hourly retirees — six under the OMNOVA plan and three under the GenCorp plan. Plaintiffs allege GenCorp’s and OMNOVA’s adoption and administration of new retiree medical plans constitute a breach of labor contracts and violate alleged obligations to provide lifetime medical benefits without increased retiree contributions. Plaintiffs seek to reinstate benefits under prior GenCorp Retiree Medical Plans, as negotiated with their union at the time of retirement, as well as the right to participate in improvements in subsequent plans and the right to reimbursement of contributions paid in excess of those required under prior medical benefit plans.
      The trial court denied the plaintiffs’ motion for class certification on December 2, 2003. The plaintiffs filed a motion for reconsideration that was denied by the trial court. Plaintiffs petitioned the Sixth Circuit Court of Appeals (Court of Appeals) for the right to seek an interlocutory appeal of the trial court’s denial of class certification. The Court of Appeals denied that petition in August 2004. Following the Court of Appeals ruling on the interlocutory appeal, the trial court denied a pending motion filed on behalf of 241 members of the putative class who sought to intervene as individual plaintiffs. The case will move forward with the nine named plaintiffs or their estates. A trial in the Ohio federal court is not expected until sometime after the summer of 2005.
      A total of 294 individuals, including the 241 individuals who sought to intervene in the Wotus matter, filed a separate lawsuit against GenCorp and OMNOVA, also in the U.S. District Court for the Northern District of Ohio, seeking the same claims and relief (other than class certification) as in the Wotus matter. Baumgardner, et al. v. GenCorp Inc. et al., U.S.D.C., N.D. OH (Cleveland, OH), Case No. 1:04 CV 1278. The trial court dismissed their claims, ruling that the joinder of the 294 individuals was improper. The trial court ordered that the applicable statute of limitations would be tolled for any individuals who filed individual claims until February 28, 2005. On February 4, 2005, the former Baumgardner plaintiffs filed individual complaints against the Company and Omnova with the same allegations that were made in the Baumgardner case.
      Separately, on May 26, 2004, an arbitrator ruled that GenCorp is required to defend and indemnify OMNOVA in the Wotus matter. GenCorp has sought clarification, and possible modification, of the ruling in Ohio state court.
      Tolwin et al. v. GenCorp Inc. et al., Case No. 04AS04580, Superior Court of the State of California, County of Sacramento, served December 10, 2004. Plaintiff, an alleged shareholder of GenCorp, alleges that the directors of Company and one executive officer of the Company breached their fiduciary duties by failing to give adequate consideration to reasonable acquisition offers. Plaintiff seeks class action status and on behalf of herself and other similarly situated individuals and plaintiff seeks damages and injunctive relief.

      Vinyl Chloride Cases. The following table sets forth information related to our historical product liability costs associated with our vinyl chloride litigation cases.
Vinyl Chloride Cases

	Year Ended
	November 30,

	2004	2003	2002

	(Dollars in thousands)
Claims filed	14	11	12
Claims dismissed	8	4	1
Claims settled	1	2	2
Claims pending	24	19	14
Aggregate settlement costs	$425	$55	$58
Average settlement costs	$425	$27	$29
      Legal and administrative fees for the vinyl chloride cases for fiscal 2004, fiscal 2003 and fiscal 2002 were approximately $0.4 million, $0.4 million and $0.3 million, respectively.
      Asbestos Cases. The following table sets forth information related to our historical product liability costs associated with our asbestos litigation cases.
Asbestos Cases

	Year Ended
	November 30,

	2004	2003	2002

	(Dollars in thousands)
Claims filed	63	40	14
Claims dismissed	27	21	16
Claims settled	8*	6	7
Claims pending	70**	42	29
Aggregate settlement costs	$3,073*	$226	$232
Average settlement costs	$384*	$38	$33

*	Includes the Goede et al. v. Chesterton Inc. et al. matter discussed in Note 13(b) to the Consolidated Financial Statements. The aggregate settlement costs and average settlement costs for fiscal 2004 include the Goede et al. v. Chesterton Inc. et al. matter in which there was a judgment of approximately $5.0 million against Aerojet, which was reduced to approximately $2.0 million after setoff based on plaintiffs’ settlements with other defendants. The total amount paid, including interest accruing from the date of judgment, was $2.0 million.

**	Does not include approximately 48 additional cases pending against PCC Flow Technologies, Inc. and its affiliates (PCC) for which we have agreed in principle to indemnify PCC as discussed in greater detail in Note 13(b) to the Consolidated Financial Statements under the heading “Asbestos Litigation.”
      Legal and administrative fees for the asbestos cases for fiscal 2004, fiscal 2003, and fiscal 2002 were approximately $1.0 million, $1.4 million, and $0.7 million, respectively.
      We are subject to other legal actions, governmental investigations and proceedings relating to a wide range of matters in addition to those discussed above. While there can be no certainty regarding the outcome of any litigation, investigation or proceeding, in the opinion of the our management, after reviewing the information that is currently available with respect to such matters, we believe that any liability that may ultimately be incurred with respect to these matters is not expected to materially affect our consolidated financial condition. The effect of resolution of these matters on our financial condition and results of operations cannot be predicted because any such effect depends on future results of operations, our liquidity position and available financial resources, and the amount and timing of the resolution of such matters. In addition, it is possible that amounts incurred could be significant in any particular reporting period.
Item 4.     Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended November 30, 2004.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholders’ Matters and Issuer Purchases of Equity Securities
      Our common stock is quoted on the New York Stock Exchange under the trading symbol “GY.” The following table lists, on a per share basis for the periods indicated, the high and low sale prices for the common stock as reported by the New York Stock Exchange:

	Common Stock
	Price

Fiscal Year Ended November 30,	High	Low

2003
First Quarter	$8.67	$6.73
Second Quarter	$8.45	$6.00
Third Quarter	$10.32	$7.66
Fourth Quarter	$10.49	$8.75
2004
First Quarter	$11.74	$10.00
Second Quarter	$11.82	$10.18
Third Quarter	$13.53	$10.77
Fourth Quarter	$17.70	$12.03
      As of January 31, 2005, there were 9,979 holders of record of the common stock. On January 31, 2005, the last reported sale price of our common stock on the New York Stock Exchange was $18.58 per share.
      During each quarter of fiscal 2002 and fiscal 2003 and during the first two quarters of fiscal 2004, we paid a quarterly cash dividend on our common stock of $0.03 per share. Our Board of Directors has eliminated the payment of quarterly dividends effective the third quarter of fiscal 2004. In December 2004, the Company closed a new $180 million credit facility which restricts the payment of dividends.
      Information concerning long-term debt, including material restrictions relating to payment of dividends on the our common stock appears in Part II, Item 7 under the caption “Liquidity and Capital Resources” and at Note 10 in Notes to Consolidated Financial Statements, which is incorporated herein by reference. Information concerning securities authorized for issuance under the our equity compensation plans appears in Part III, Item 12 under the caption “Equity Compensation Plan Information” which is incorporated herein by reference.

Issuer Purchases of Equity Securities Made During the Fourth Quarter of Fiscal 2004
      On November 23, 2004, we used the net proceeds from the offering of our 2 1/4% Convertible Subordinated Debentures due 2024, (2 1/4% Debentures), to repurchase $70 million of our outstanding 5 3/4% Convertible Subordinated Notes due 2007 (5 3/4% Notes) and which are convertible into our common stock. At the time of repurchase, the 5 3/4% Notes were convertible, at the option of the holder, into the Company’s common stock at a conversion price of $18.42 per share, for a total of 3.8 million shares of common stock.

      In connection with the offering of the 2 1/4% Debentures, we granted one of the initial purchasers an option to purchase up to an additional $80 million aggregate principal amount of the 2 1/4% Debentures. A portion of this option was exercised during the first quarter of fiscal 2005.
Item 6.     Selected Financial Data
      The following selected financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements of the Company, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended November 30,

	2004	2003	2002	2001	2000

	(In millions, except per share and dividend amounts)
Net sales(1)	$499	$348	$277	$640	$534
Net income (loss):
Income (loss) from continuing operations, net of income taxes(2)	$(86)	$12	$15	$168	$52
Income (loss) from discontinued operations, net of income taxes(1)	(312)	10	15	(40)	—
Cumulative effect of change in accounting principle, net of income taxes(3)	—	—	—	—	74

Net income (loss)	$(398)	$22	$30	$128	$126

Basic earnings per share of Common Stock
Income (loss) from continuing operations(2)	$(1.91)	$0.26	$0.36	$3.98	$1.24
Income (loss) from discontinued operations(1)	(6.91)	0.24	0.35	(0.95)	—
Cumulative effect of change in accounting principle(3)	—	—	—	—	1.76

Total	$(8.82)	$0.50	$0.71	$3.03	$3.00

Diluted earnings per share of Common Stock
Income (loss) from continuing operations(2)	$(1.91)	$0.26	$0.35	$3.94	$1.23
Income (loss) from discontinued operations(1)	(6.91)	0.24	0.35	(0.94)	—
Cumulative effect of change in accounting principle(3)	—	—	—	—	1.76

Total	$(8.82)	$0.50	$0.70	$3.00	$2.99

Cash dividends paid per share of Common Stock	$0.06	$0.12	$0.12	$0.12	$0.12
Other financial data:
Total assets	$1,495	$1,929	$1,656	$1,468	$1,325
Long-term debt, including current maturities	$577	$538	$387	$214	$190

(1)	On August 31, 2004, the Company completed the sale of its GDX Automotive (GDX) business. Also, in fiscal 2004, management committed to a plan to sell the Company’s Fine Chemicals business. The GDX and Fine Chemicals businesses are classified as discontinued operations in these Consolidated Financial Statements and Notes to Consolidated Financial Statements.

(2)	In October 2001, the Company sold its Electronics and Information Systems (EIS) business to Northrop Grumman for $315 million. The gain on the transaction was $206 million. EIS contributed net sales of $398 million and $323 million, respectively, for fiscal 2001 and fiscal 2000.

(3)	Effective December 1, 1999, the Company changed its methods for determining the market-related value of plan assets used in determining the expected return-on-assets component of annual net pension costs and the amortization of gains and losses for both pension and postretirement benefit costs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our business and operations. This is followed by a discussion of our results of operations, including results for our operating segments, for the past two fiscal years. We then provide, beginning on page 37, an analysis of our liquidity and capital resources, including discussions of our cash flows, debt arrangements, sources of capital and financial commitments. In the next section, beginning on page 41, we discuss the critical accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Finally, on page 47, we discuss our use of certain forward looking statements that present our expectations, beliefs, plans and objectives.
      The following discussion should be read in conjunction with the other sections of this Report, including the consolidated financial statements and notes thereto appearing in Item 8 of this Report, the Risk Factors appearing in Item 1 of this Report and the subsection captioned “Forward-Looking Statements” below. Historical results set forth in Item 6 and Item 8 of this Report should not be taken as indicative of our future operations.
Overview
      We are a technology-based manufacturer operating primarily in the United States. Our continuing operations are organized into two operating segments: Aerospace and Defense and Real Estate. The Aerospace and Defense segment includes the operations of Aerojet, which develops and manufactures propulsion systems for space and defense applications, armament systems for precision tactical weapon systems and munitions applications, and advanced airframe structures. Primary customers served include major prime contractors to the U.S. government, the DoD and NASA. The Real Estate segment includes activities related to the development, sale and leasing of our real estate assets.
      During the second quarter of fiscal 2004, we announced plans to sell our GDX business, which developed and manufactured vehicle sealing systems for automotive original equipment manufacturers. This decision was a result of declining volumes and continued challenges in this market environment including adverse customer pricing pressures, increased material costs, high development and start-up costs and increased working capital requirements. In accordance with our plan to sell the GDX business, we classified our GDX business as a discontinued operation during the second quarter of fiscal 2004. During the third quarter of fiscal 2004, we completed the sale of GDX to Cerberus Capital Management, L.P. for $147 million, subject to adjustment, of which $140 million had been received as of November 30, 2004. In addition, on October 15, 2004, we announced our strategic decision to sell our Fine Chemicals business, which, through Aerojet Fine Chemicals, is a custom manufacturer of active pharmaceutical ingredients and registered intermediates for pharmaceutical and biotechnology companies. This plan was a result of management’s decision to focus our capital and resources on our Aerospace and Defense and Real Estate businesses. We will continue to operate our Fine Chemicals business in the ordinary course of business pending any sale. We classified our Fine Chemicals business segment as a discontinued operation as of the third quarter of fiscal 2004. See additional discussion in Note 17 in Notes to Consolidated Financial Statements. For all periods presented, we have classified the results of operations of GDX and Fine Chemicals as discontinued operations in the Consolidated Statements of Income. The assets and liabilities of GDX have been classified as Assets of Discontinued Operations and Liabilities of Discontinued Operations in the Condensed Consolidated Balance Sheets as of November 30, 2003. The assets and liabilities of Fine Chemicals have been classified as Assets of Discontinued Operations and Liabilities of Discontinued Operations in the Consolidated Balance Sheets as of November 30, 2004 and 2003.

Results of Operations

	Year Ended November 30,
				2004 vs.	2003 vs.
	2004	2003	2002	2003	2002

	(In millions)
Net Sales	$499	$348	$277	$151	$71
Costs and Expenses
Cost of products sold	447	260	200	187	60
Selling, general and administrative	49	31	8	18	23
Depreciation and amortization	31	28	21	3	7
Interest expense	35	22	9	13	13
Other (income) expense, net	(15)	(9)	5	(6)	(14)
Unusual items, net	9	5	15	4	(10)

Total costs and expenses	556	337	258	219	79

Income (loss) from continuing operations before income taxes	(57)	11	19	(68)	(8)
Income tax (benefit) provision	29	(1)	4	30	(5)

Income (loss) from continuing operations	(86)	12	15	(98)	(3)
Income (loss) from discontinued operations, net of tax	(312)	10	15	(322)	(5)

Net income (loss)	$(398)	$22	$30	$(420)	$(8)

Net Sales
      Consolidated net sales increased to $499 million in fiscal 2004 compared to $348 million in fiscal 2003. The increase in sales was primarily due to $156 million of sales contributed by the propulsion business of ARC, which was acquired in October 2003.
      Consolidated net sales increased to $348 million in fiscal 2003 compared to $277 million in fiscal 2002. The increase is primarily the effect of acquisitions at Aerojet and increased real estate asset sales. The acquisition of the Redmond, Washington operations in October 2002 and the ARC acquisition in October 2003 contributed an additional $68 million in net sales in fiscal 2003 as compared to fiscal 2002.
      During fiscal 2004, Lockheed Martin and Raytheon accounted for 32% and 15%, respectively, of net sales. During fiscal 2003, Lockheed Martin, Boeing, and Raytheon accounted for 28%, 15%, and 10%, respectively, of net sales. During fiscal 2002, Lockheed Martin, Boeing, Raytheon, and NASA accounted for 21%, 18%, 13%, and 13%, respectively, of net sales. Sales in fiscal 2004, fiscal 2003 and fiscal 2002 directly and indirectly to the U.S. government and its agencies (principally the DoD), including sales to our significant customers discussed above, totaled $420 million, $263 million and $243 million, respectively.

Income (Loss) from Continuing Operations Before Income Taxes
      We reported a loss from continuing operations before income taxes of $57 million during fiscal 2004 compared to $11 million of income from continuing operations in fiscal 2003. This decrease is primarily due to the following:

•	We had declines in segment performance for our Aerospace and Defense and Real Estate segments. See below for a more detailed discussion of segment performance.

•	Employee retirement benefit expense of $44 million in fiscal 2004 compared to income of $1 million in fiscal 2003. See discussion under “Employee Pension and Postretirement Plans,” below.

•	Interest expense increased to $35 million in fiscal 2004 from $22 million in fiscal 2003. The increase is primarily the result of higher debt levels and average interest rates. Additional debt includes amounts incurred to finance the ARC acquisition completed in October 2003, to fund working capital in fiscal 2004, and to refinance a portion of the 5 3/4% Convertible Subordinated Notes with the issuance of the 2 1/4% Convertible Subordinated Debentures in November 2004. Net cash proceeds from the sale of GDX received in August 2004 and the Equity Offering in November 2004 were held as restricted cash as of November 30, 2004 and were used to reduce debt balances subsequent to the fiscal year-end.

•	We had increased spending related to our corporate functions. See below for a more detailed discussion.

•	We recorded unusual charges of $9 million in fiscal 2004 versus $5 million in fiscal 2003. A discussion of unusual items is included under “Unusual Items” following the Company’s discussion of segment results.
      The decrease in income from continuing operations before income taxes of $8 million during fiscal 2003 compared to fiscal 2002 is primarily due to the following:

•	We recognized improvements in segment performance for our Aerospace and Defense and Real Estate segments. See below for a more detailed discussion of segment performance.

•	Asset sales by the Real Estate segment resulted in gross profit of $19 million in fiscal 2003. There were no asset sales in fiscal 2002.

•	Interest expense increased to $22 million in fiscal 2003 from $9 million in fiscal 2002 primarily due to the debt incurred to finance the Redmond Washington acquisition completed in October 2002 and the ARC acquisition completed in October 2003.

•	Employee benefit plan income of $1 million in fiscal 2003 compared to income of $38 million in fiscal 2002. See discussion under “Employee Pension and Postretirement Plans,” below.

•	We recorded unusual charges of $5 million in fiscal 2003 versus $15 million in fiscal 2002. A discussion of unusual items is included under “Unusual Items” following the Company’s discussion of segment results.

Income Tax (Benefit) Provision
      In fiscal 2004, a net income tax provision for continuing operations of $29 million was recorded consisting of $34 million primarily to reflect the uncertainty of realizing tax benefits, given historical losses, offset by $5 million benefit primarily related to research tax credit refund claims. We recorded a net income tax benefit of $1 million in fiscal 2003 resulting from $5 million in domestic federal and state tax settlements. Our tax provision in fiscal 2002 was favorably impacted by a reduction of $4 million for federal and state income tax settlements and $1 million for the tax benefit of a charitable gift of real property.

Income (Loss) from Discontinued Operations
      During the second quarter of fiscal 2004, the GDX business net assets were adjusted to management’s estimate of proceeds to be received on disposition less costs to sell. During the third quarter of fiscal 2004, we signed a definitive agreement to sell GDX, including substantially all of the assets of GenCorp Inc. that were used in the GDX business and substantially all of GenCorp Inc.’s worldwide subsidiaries that were engaged in the GDX business, to Cerberus for $147 million, subject to adjustment, of which $140 million has been received as of November 30, 2004. We closed the transaction on August 31, 2004. The loss on the sale of the GDX business during fiscal 2004 was $279 million. During the third quarter of fiscal 2004, we classified the Fine Chemicals business as a discontinued operation as a result of our plans to sell the business. This plan was a result of management’s decision to focus our capital and resources on our Aerospace and Defense and Real Estate operating segments.

      In November 2003, we announced we were closing a GDX manufacturing facility in Chartres, France. The decision resulted primarily from declining sales volumes with French automobile manufacturers. In June 2004, we completed the legal process for closing the facility and establishing a social plan. As a result, we recorded a pre-tax expense of approximately $14 million during fiscal 2004 primarily related to employee social costs. The charge is included as a component of discontinued operations. We have not yet recorded expenses associated with certain social benefits due to the uncertainty of the benefit amount. These additional social costs are expected to result in an additional pre-tax expense of $1 million to $3 million and are anticipated to be incurred over the next two years. We will recognize the related costs once they are certain in accordance with accounting principles generally accepted in the United States.
      Summarized financial information for the GDX and Fine Chemicals operations (discontinued operations) is set forth below (dollars in millions):

	Year Ended
	November 30,

	2004	2003	2002

	(In millions)
Net sales	$629	$844	$858
Income (loss) before income taxes	(308)	6	23
Income tax benefit (provision)	(4)	4	(8)
Net income (loss) from discontinued operations	(312)	10	15
Segment Results
      We evaluate our operating segments based on several factors, of which the primary financial measure is segment performance. Segment performance, which is a non-GAAP financial measure, represents net sales from continuing operations less applicable costs, expenses and provisions for unusual items relating to operations. Segment performance excludes corporate income and expenses, provisions for unusual items not related to the operations, interest expense and income taxes.

	Year Ended
	November 30,
				2004 vs.	2003 vs.
	2004	2003	2002	2003	2002

	(In millions)
Net Sales:
Aerospace and Defense	$492	$321	$271	$171	$50
Real Estate	15	32	6	(17)	26
Intersegment sales elimination	(8)	(5)	—	(3)	(5)

Total	$499	$348	$277	$151	$71

Segment Performance:
Aerospace and Defense	$57	$45	$32	$12	$13
Benefit plan income (expense)(1)	(27)	3	24	(30)	(21)
Unusual items(2)	—	(5)	(12)	5	7

Aerospace and Defense	30	43	44	(13)	(1)
Real Estate	12	23	3	(11)	20

Segment Performance	$42	$66	$47	$(24)	$19

      A reconciliation of segment performance to income from continuing operations before income taxes is shown below:

Segment Performance	$42	$66	$47	$(24)	$19
Interest expense	(35)	(22)	(9)	(13)	(13)
Corporate benefit plan income (expense)(1)	(17)	(2)	14	(15)	(16)
Corporate and other expenses	(38)	(31)	(30)	(7)	(1)
Unusual items(2)	(9)	—	(3)	(9)	3

Income (loss) from continuing operations before income taxes	$(57)	$11	$19	$(68)	$(8)

(1)	See discussion of benefit plan income (expense) under the caption “Employee Pension and Postretirement Benefit Plans” following the segment discussion. Discussions of the individual operating segments’ results below exclude these items.

(2)	See discussion of unusual charges under the caption “Unusual Items” following the segment discussion. Discussions of the individual operating segments’ results below exclude these items.
Aerospace and Defense

Fiscal 2004
      Net sales for the Aerospace and Defense segment totaled $492 million for fiscal 2004, an increase of 53% compared with sales of $321 million for fiscal 2003. The ARC business acquired in October 2003 contributed $156 million of the increase. Excluding sales increases attributable to the ARC acquisition, programs contributing higher sales were as follows: increased deliveries to Boeing on the F-22/ A program, volume on the recently acquired THAAD program and higher sales on programs utilizing electric and liquid thrusters for orbit and attitude maintenance. The sales increases were offset by lower volume on a variety of defense and armament programs.
      Segment performance before unusual items and benefit plan expense was $57 million and $45 million for fiscal 2004 and fiscal 2003, respectively. Operating income for fiscal 2004 increased over fiscal 2003 performance from higher sales volume, and a $16 million favorable environmental reserve adjustment. Segment performance for fiscal 2004 included an inventory write down of $16 million on a contract to design, develop, and produce solid rocket motors for Lockheed Martin’s Atlas V Program. The write-down relates to unanticipated transition costs from the development phase to the production phase of the contract and the value of materials rendered obsolete by a decision to proceed with qualification and production of an enhanced motor configuration. In management’s judgment, these costs will not be recoverable on the contract. The current Atlas V contract provides for production of 44 motors over a number of years and for the order of an additional 52 motors at Lockheed Martin’s option. At November 30, 2004, Aerojet’s Atlas V inventory balance was $126 million. Full recovery of this investment is subject to uncertainties, including: (i) Aerojet’s ability to produce motors at its estimated average unit price, (ii) final pricing of the enhanced motor configuration, and (iii) a satisfactory renegotiation of contract terms with Lockheed Martin. Aerojet believes its Atlas V contract will be restructured during 2005 when launch services contracts between launch vehicle manufacturers and the U.S. government are modified to reflect cost pressures resulting from continued low commercial launch activity. Details of the form and terms of the anticipated changes are unknown at this time. Aerojet management believes that continued improvements in operational efficiency and renegotiation of contract terms will permit recovery of inventoried development and production costs. However, if management’s efforts are unsuccessful, Aerojet may be required to recognize additional material losses.
      Contract backlog was $879 million at November 30, 2004 as compared to $830 million as of November 30, 2003. Funded backlog, which includes only those contracts for which money has been directly authorized by the U.S. Congress, or for which a purchase order has been received by a commercial customer, was $538 million at November 2004 compared to $425 million as of November 30, 2003. Overall, backlog growth reflects contract awards in excess of sales on both production and development programs.

Fiscal 2003
      Net sales for the Aerospace and Defense segment totaled $321 million for fiscal 2003, an increase of 18% compared with fiscal 2002 sales of $271 million. The acquisition of the Redmond, Washington operations in October 2002 and the ARC acquisition in October 2003 contributed an additional $68 million in net sales in fiscal 2003 as compared to fiscal 2002. In addition to sales increases from recent acquisitions, programs contributing higher sales were as follows: Missile and Defense application programs, Boeing’s HyFly program, deliveries of Atlas V solid rocket motors, greater Titan IV volume, ordnance programs and increased volumes on various technology programs. These increases were offset by completion of the NASA X-38 De-Orbit Propulsion Stage in 2002, cancellation of the COBRA booster engine program in 2002 and lower volumes on other programs.
      Before unusual items and benefit plan income, segment performance for the Aerospace and Defense segment was $45 million for fiscal 2003 as compared to $32 million in fiscal 2002, an improvement of $13 million. Increased segment performance reflects higher sales due to recent acquisitions, improved profit margins on the Delta program, and the effects of overall operational improvements.
      In October 2003, Aerojet acquired the propulsion business of ARC for $144 million, including estimated transaction costs and purchase price adjustments. Aerojet’s 2003 operating results include sales of $18 million and negligible earnings from this acquired business (as described more fully in Note 11 in Notes to Consolidated Financial Statements).
Real Estate

Fiscal 2004
      Real Estate sales and segment performance for fiscal 2004 were $15 million and $12 million, respectively, compared to $32 million and $23 million, respectively, for fiscal 2003. The fiscal 2003 results included sales of several real estate assets. Results for fiscal 2004 do not include any sales of real estate assets, but do include a property usage agreement with the Sacramento Regional Transit for construction of a Light Rail station adjacent to property we intend to develop. We also finalized an agreement with Granite Construction Company for the exclusive rights to mine excess aggregates from certain portions of our Sacramento property.

Fiscal 2003
      Real Estate net sales and segment performance for fiscal 2003 were $32 million and $23 million, respectively, compared to $6 million and $3 million, respectively, for fiscal 2002. The fiscal 2003 net sales and segment performance increases were driven by sales of real estate assets while fiscal 2002 performance reflected only leasing activities. Asset sales for fiscal 2003 included a 96,000 square foot office complex on 11 acres in Sacramento County for $15 million, 20 acres of undeveloped land for $6 million, and other smaller property sales.
Corporate and Other Expenses
      Corporate and other expenses increased to $38 million in fiscal 2004 compared to $31 million in fiscal 2003. The increase in spending was primarily due to the following: (i) increases in professional accounting fees primarily related to Sarbanes-Oxley compliance, (ii) a $2 million environmental remediation charge related to a former operating site, and (iii) increases in insurance costs.
      Corporate and other expenses increased to $31 million in fiscal 2003 compared to $30 million in fiscal 2002. Expenses for fiscal 2002 included $6 million in costs for outside legal advisors and accounting consultants involved in the special review of prior year accounting matters at GDX. Corporate and other expenses included amortization of debt financing costs of $5 million in fiscal 2003 and $4 million in fiscal 2002.

Employee Pension and Postretirement Benefit Plans
      Income (expense) from benefit plans is as follows:

	Year Ended
	November 30,

	2004	2003	2002

	(In millions)
Aerospace and Defense	$(27)	$3	$24
Real Estate	—	—	—
Corporate	(17)	(2)	14

Benefit plan income (expense)	$(44)	$1	$38

      Benefit plan expense recognized in fiscal 2004 increased by $45 million as compared to fiscal 2003, and benefit plan income recognized in fiscal 2003 decreased by $37 million as compared to fiscal 2002. The increased cost of benefit plans is primarily due to the recognition of the underperformance of the U.S. pension plan assets in prior years and is also affected by our decision in fiscal 2003 and fiscal 2004 to decrease the discount rate used to determine benefit obligations, due to lower market interest rates.
Unusual Items
      Charges associated with unusual items are summarized as follows:

	Year ended
	November 30,

	2004	2003	2002

	(In millions)
Aerospace and Defense:
Unrecoverable portion of legal settlement with local water company	$—	$5	$—
Write-off of the Redmond, Washington operations in-process research and development	—	—	6
Final settlement on Aerojet sale of EIS business	—	—	6

	—	5	12
Corporate Headquarters:
Reacquisition of Fine Chemicals minority interest	—	—	2
Loss on repayment of convertible subordinated notes	9	—	—
Write-off of bank fees for Term Loan repayment	—	—	1

	9	—	3

Unusual expense	$9	$5	$15

      In fiscal 2004, we incurred a $9 million charge as a result of the repayment of $70 million of principal of the 5 3/4% Convertible Subordinated Notes.
      In fiscal 2003, Aerojet recorded an unusual charge of $5 million representing the unrecoverable portion of an estimated legal settlement with a local water company related to contaminated wells.
      In fiscal 2002, Aerojet charged $6 million to expense for acquired in-process research and development resulting from the acquisition of the Redmond, Washington operations. In fiscal 2002, Aerojet reached an agreement on the purchase price adjustments related to the sale of its EIS business whereby Aerojet reduced the purchase price by $6 million. Also in fiscal 2002, we reacquired the minority ownership interest in our AFC subsidiary and certain agreements between AFC and NextPharma were terminated, resulting in an expense of $2 million.

Environmental Matters
      Our policy is to conduct our businesses with due regard for the preservation and protection of the environment. We devote a significant amount of resources and management attention to environmental matters and actively manage our ongoing processes to comply with environmental laws and regulations. We are involved in the remediation of environmental conditions that resulted from generally accepted manufacturing and disposal practices in the 1950s and 1960s followed at certain plants. In addition, we have been designated a PRP with other companies at third party sites undergoing investigation and remediation.
      Estimating environmental remediation costs is difficult due to the significant uncertainties inherent in these activities, including the extent of the remediation required, changing governmental regulations and legal standards regarding liability, evolving technologies and the long periods of time over which most remediation efforts take place. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 96-1 (SOP 96-1), Environmental Remediation Liabilities and Staff Accounting Bulletin No. 92 (SAB 92), Accounting and Disclosure Relating to Loss Contingencies, we:

•	accrue for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and when our proportionate share of the costs can be reasonably estimated. In some cases, only a range of reasonably possible costs can be estimated. In establishing our reserves, the most probable estimate is used when determinable and the minimum estimate is used when no single amount is more probable; and

•	record related estimated recoveries when such recoveries are deemed probable.
      Expenditures for recurring costs associated with managing hazardous substances or pollutants in ongoing operations was $13 million in fiscal 2004 compared to $7 million in fiscal 2003 and $8 million in fiscal 2002.

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
      Quarterly, we complete a review of estimated future environmental costs which incorporates, but is not limited to, the following: (i) status of work completed since the last estimate; (ii) expected cost savings related to the substitution of new remediation technology and to information not available previously; (iii) obligations for reimbursement of regulatory agency service costs; (iv) updated cost estimates; (v) costs of complying with the Western Groundwater Administrative Order, including replacement water and remediation upgrades; (vi) estimated costs related to the Inactive Rancho Cordova Test Site (IRCTS) and Aerojet’s Sacramento site; (vii) new information related to the extent and location of previously unidentified contamination; and (viii) additional construction costs. Our review of estimated future remediation costs resulted in additions to our environmental reserves of $25 million in fiscal 2004, $12 million in fiscal 2003 and $107 million in fiscal 2002.
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

      A summary of our environmental reserve activity is shown below:

	November 30,	2002	2002	November 30,	2003	2003	November 30,	2004	2004	November 30,
	2001	Additions	Expenditures	2002	Additions	Expenditures	2003	Additions	Expenditures	2004

Aerojet	$252	$107	$(41)	$318	$12	$(32)	$298	$23	$(34)	$287
Other Sites	27	—	(5)	22	—	(5)	17	2	(2)	17

Environmental Reserve	$279	$107	$(46)	$340	$12	$(37)	$315	$25	$(36)	$304

      As of November 30, 2004, the Aerojet reserves include $170 million for the Sacramento site, $99 million for BPOU, and $18 million for other Aerojet sites. The reserves for Other Sites include $7 million for the Lawrence, Massachusetts site.

Estimated Recoveries
      On January 12, 1999, Aerojet and the U.S. government implemented an Agreement in Principle (Global Settlement) resolving certain prior environmental and facility disagreements, with retroactive effect to December  1, 1998. The Global Settlement covered all environmental contamination at the Sacramento and Azusa sites. Under the Global Settlement, Aerojet and the U.S. government resolved disagreements about an appropriate cost-sharing ratio. The Global Settlement provides that the cost-sharing ratio will continue for a number of years.
      Pursuant to the Global Settlement covering environmental costs associated with Aerojet’s Sacramento site and its former Azusa site, the Company can recover up to 88% of its environmental remediation costs for these sites through the establishment of prices for Aerojet’s products and services sold to the U.S. government. Allowable environmental costs are charged to these contracts as the costs are incurred. Aerojet’s mix of contracts can affect the actual reimbursement made by the U.S. government. Because these costs are recovered through forward pricing arrangements, the ability of Aerojet to continue recovering these costs depends on its sustained business volume under U.S. government contracts and programs and the relative size of its commercial business.
      In conjunction with the sale of EIS, Aerojet entered into an agreement with Northrop whereby Aerojet will be reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement. Amounts reimbursed are subject to annual limitations, with excess amounts carrying over to subsequent periods, the total of which will not exceed $190 million over the term of the agreement, which ends in 2028. As of November 30, 2004, $158 million in potential future reimbursements were available over the remaining life of the agreement.
      As part of the acquisition of the propulsion business of ARC, Aerojet entered into an agreement with ARC pursuant to which Aerojet is responsible for up to $20 million of costs (Pre-Close Environmental Costs) associated with environmental issues that arose prior to Aerojet’s acquisition of the ARC propulsion business. Pursuant to an agreement with the U.S. government which was entered into prior to the closing of the ARC acquisition, these Pre-Close Environmental Costs will be treated as allowable costs and combined with Aerojet environmental costs under the Global Settlement, and will be recovered through the establishment of prices for Aerojet’s products and services sold to the U.S. government. These costs will be allocable to all Aerojet operations (including the previously excluded Redmond, Washington operations) beginning in 2005.
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
      In conjunction with our review of our environmental reserves discussed above, we revise our estimate quarterly of costs that will be recovered under the Global Settlement based on business expected to be conducted under contracts with the U.S. government and our agencies in the future. The adjustments to the environmental remediation reserves and estimated future cost recoveries did not affect operating results in 2002 as the impact of increases to the reserves of $107 million was offset by increased estimated future recoveries. In fiscal 2003, due to the Global Settlement and Memorandum of Understanding with the U.S. government, discussed above, which allows for costs to be allocated to all Aerojet operations beginning in 2005 and decreases the costs allocated to Northrop annually, Aerojet increased its environmental reserves by $12 million and estimated recoveries by $13 million, which resulted in other income of $1 million in our statement of operations. The recovery of costs under the Global Settlement is based, in part on the relative size of Aerojet’s commercial business base, which has historically included the Fine Chemicals’ operating segment because it was previously a division of Aerojet. As a result of our plan to sell Fine Chemicals, Aerojet revised its estimated recovery of costs under the Global Settlement during fiscal 2004. As a result, Aerojet increased its estimated recoveries by $38 million and recorded $16 million of other income (expense), net in fiscal 2004.
      For additional discussion of environmental and related legal matters, see Note 13 in Notes to Consolidated Financial Statements.
Liquidity and Capital Resources
      Cash and cash equivalents increased by $4 million during the year ended November 30, 2004. The change in cash and cash equivalents is summarized as follows:

	Year Ended November 30,

	2004	2003	2002

	(In millions)
Net Cash Provided by (Used in) Operating Activities:
Continuing operations	$5	$(12)	$(54)
Discontinued operations	(35)	56	37

Total	(30)	44	(17)
Net Cash Used in Investing Activities:
Continuing operations	(78)	(149)	(121)
Discontinued operations	(41)	(31)	(20)

Total	(119)	(180)	(141)
Net Cash Provided by Financing Activities:	157	144	159
Effect of exchange rate fluctuations on cash and cash equivalents	(4)	8	3

Increase in cash and cash equivalents	$4	$16	$4

Net Cash Provided by (Used in) Operating Activities

Continuing Operations:
      Net cash provided by continuing operations was $5 million in fiscal 2004, compared to net cash used of $12 million in fiscal 2003, and $54 million in fiscal 2002.
      Cash flow from continuing operations in fiscal 2004 as compared to fiscal 2003 reflects: (i) improved cash flow from the Aerospace and Defense segment as a result of increased segment performance before the non-cash impact of retirement benefit plans, including positive cash flow from the ARC business acquired in October 2003, partially offset by working capital requirements for certain programs, primarily Atlas V; (ii) cash flow from the Real Estate segment as a result of real estate asset sales completed in fiscal 2004 plus the full payment of a note receivable of $20 million; partially offset by; (iii) increased interest costs as a result of higher debt levels; and (iv) increased corporate expenses.
      Cash flow from continuing operations in fiscal 2003 as compared to fiscal 2002 reflects: (i) improved cash flow for the Aerospace and Defense segment as a result of increased segment performance before the non-cash impact of retirement benefit plans and a reduction in working capital usage; (ii) improved cash flows for the

Real Estate segment as a result of the real estate asset sales completed in 2003 as compared to no asset sales in 2002; partially offset by; (iii) increased interest costs as a result of higher debt levels primarily related to the Aerospace and Defense segment acquisitions.

Discontinued Operations:
      Net cash used in discontinued operations was $35 million in fiscal 2004, compared to net cash provided of $56 million in fiscal 2003, and $37 million in fiscal 2002.

Net Cash Used In Investing Activities

Continuing Operations:
      Net cash used in investing activities for continuing operations was $78 million in fiscal 2004, $149 million for fiscal 2003, and $121 million for fiscal 2002.
      Investing activities for continuing operations included capital expenditures of $21 million for fiscal 2004, $11 million for fiscal 2003, and $14 million for fiscal 2002. Capital expenditures directly support the Company’s contracts and customer requirements and are primarily made for asset replacement, capacity expansion, development of new projects, cost reduction initiatives and safety and productivity improvements. The increase in capital expenditures in fiscal 2004 as compared to fiscal 2003 is primarily due to consolidation efforts associated with the ARC acquisition, including capital investment for equipment and facilities.
      Investing activities for continuing operations in 2004 also include $140 million in proceeds received from the sale of GDX business in August 2004, $4 million in proceeds from the sale of the certain assets acquired with the ARC acquisition; offset by $70 million of GDX proceeds and $131 million of the equity proceeds received in November 2004 designated as restricted cash in accordance with agreements reached with the senior lenders under our senior credit facility (see Note 10 in Notes to Consolidated Financial Statements).
      Investing activities for continuing operations in fiscal 2003 include $138 million paid for the acquisition of the ARC propulsion business, including transaction costs. Investing activities for continuing operations in fiscal 2002 include $93 million paid for the purchase of the Redmond, Washington operations, $8 million related to our reacquisition of the minority ownership interest in Fine Chemicals, and $6 million related to a purchase price adjustment for the sale of EIS.

Discontinued Operations:
      Net cash used in investing activities for discontinued operations was $41 million in fiscal 2004, $31 million in fiscal 2003, and $20 million in fiscal 2002.

Net Cash Provided by Financing Activities
      Net cash provided by financing activities for fiscal 2004 was $157 million compared with $144 million for fiscal 2003, and $159 million for fiscal 2002. Cash flows from financing activities in fiscal 2004 reflect the proceeds of the equity offering (see Note 14 in Notes to Consolidated Financial Statements) and our borrowings, net of repayments. Cash flows from financing activities in 2003 and 2002 relate primarily to activities involving our borrowings, net of repayments.
      In November 2004, we initiated three financing transactions to reduce net debt, extend debt maturities, improve financial flexibility, and reduce interest costs going forward:

•	In November 2004, we issued 8,625,000 shares of common stock for $16.00 per share (Equity Offering). Cash proceeds from the Equity Offering, net of underwriting discounts and transaction costs were $131 million. The net proceeds were deposited in a restricted cash account as of November 30, 2004, and were used in the first quarter fiscal 2005 to redeem $53 million aggregate principal amount of the outstanding 9 1/2% Senior Subordinated Notes (9 1/2% Notes) at 109.5% and to repay $73 million of outstanding term loans.

•	In November 2004, we issued $80 million of our 2 1/4% Convertible Subordinated Debentures (2 1/4% Debentures). The net proceeds were used to repurchase $70 million of the 5 3/4% Convertible Subordinated Notes (5 3/4% Notes), plus premium, accrued interest, and transaction fees. In December 2004, subsequent to our fiscal year-end, we issued an additional $66 million of our 2 1/4% Debentures under an option given to an initial purchaser. The net proceeds were used to repurchase an additional $60 million of the 5 3/4% Notes, plus premium, accrued interest, and transaction fees.

•	In December 2004, subsequent to our fiscal year-end, we closed a $180 million credit facility (New Credit Facility) that replaces the previous credit facility (Restated Credit Facility), which was terminated by us effective December 2004. The outstanding term loans totaling $141 million plus accrued interest under the Restated Credit Facility were repaid in full using restricted cash from the proceeds of the GDX Automotive sale completed in August 2004 and the Equity Offering, discussed above.
      In fiscal 2004, we recorded a $9 million charge consisting of the write-off of deferred financing fees and the premium associated with the repurchase of the 5 3/4% Notes. In the first quarter of fiscal 2005, we will record an additional loss of approximately $19 million from the write-off of deferred fees associated with the termination of the Restated Credit Facility, the redemption of the 9 1/2% Notes, and the write-off of deferred financing fees and the premium associated with the repurchase of additional 5 3/4% Notes.
      In fiscal 2004, we issued $80 million of 2 1/4% Debentures and repaid $79 million of our 5 3/4% Notes including premium (see discussion above). We also issued $125 million of 4% Convertible Subordinated Notes (4% Notes) in January 2004, with net proceeds of approximately $120 million used to repay outstanding borrowings under the Restated Credit Facility, to pre-pay the next 12 months of scheduled maturities under the Term Loan A, and for general corporate purposes. With the sale of GDX Automotive effective August 31, 2004, the foreign credit facilities in Europe and Canada, as well as other bank loans and capitalized leases relating to the GDX Automotive business, were paid in full.
      In fiscal 2003, we issued $150 million of 9 1/2% Senior Subordinated Notes (9 1/2% Notes), generating net proceeds of $145 million used to finance, in part, the ARC acquisition.
      We paid dividends on common stock of $3 million in fiscal 2004 and $5 million in both fiscal 2003 and fiscal 2002. The payment of quarterly dividends was suspended after the second quarter of fiscal 2004.
      Our borrowing activity in fiscal 2004 was as follows:

	November 30,			November 30,
	2003	Additions	(Payments)	2004

	(In millions)
Revolving Credit Facility	$30	$—	$(30)	$—
Term Loans	166	—	(25)	141
9 1/2% Senior Subordinated Notes	150	—	—	150
5 3/4% Convertible Subordinated Notes	150	—	(70)	80
4% Contingent Convertible Subordinated Notes	—	125	—	125
2 1/4% Convertible Subordinated Debentures	—	80	—	80
Foreign Credit Facilities and Other	42	2	(43)	1

Total Debt and Borrowing Activity	$538	$207	$(168)	$577

      As of November 30, 2004, the borrowing limit under the revolving credit facility was $137 million, subject to certain restrictions described in Note 10 in Notes to Consolidated Financial Statements. We had letters of credit outstanding of $58 million and had no borrowings outstanding under that facility as of November 30, 2004. We were in compliance with all debt covenants as of November 30, 2004.
      As a result of the termination of the Restated Credit Facility and the repayment of the outstanding term loans effective in December 2004, subsequent to our fiscal year end, we are no longer subject to the restrictive covenants and the financial ratios contained in that facility. Under the New Credit Facility, which replaced the Restated Credit Facility, we are subject to certain limitations including the ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; and make restricted payments. We also are subject to financial covenants effective for the period ending February 28, 2005, which include an interest coverage ratio, a leverage ratio, a senior leverage ratio, and a fixed charge coverage ratio (as described more fully in Note 21 in Notes to Consolidated Financial Statements). We meet the initial financial ratios under the New Credit Facility effective November 30, 2004. In addition, the indenture governing the 9 1/2% Notes contains customary covenants including limits on our ability to incur additional indebtedness; make restricted payments; pay dividends or make distributions on, or redeem or repurchase, capital stock; make investments, or issue or sell capital stock of restricted subsidiaries; create liens on assets to secure indebtedness; enter into transactions with affiliates; and consolidate, merge or transfer all or substantially all of our assets. These covenants could restrict our ability to secure additional debt and equity financing were we to need additional capital in the future. Also, in order to maintain compliance with these covenants, we could be required to curtail some of our operations and growth plans in the future.
      The outstanding debt had effective interest rates ranging from 2.25% to 9.50% as of November 30, 2004, with maturities as follows:

							Foreign
							Credit
	Credit	Term	9 1/2%	5 3/4%	4%	2 1/4%	Facilities
	Facility	Loans	Notes	Notes	Notes	Debentures	and Other	Total

	(In millions)
2005	$—	$22	$—	$—	$—	$—	$1	$23
2006	—	31	—	—	—	—	—	31
2007	—	88	—	80	—	—	—	168
2008	—	—	—	—	—	—	—	—
2009	—	—	—	—	—	—	—	—
Thereafter	—	—	150	—	125	80	—	355

Total Debt	$—	$141	$150	$80	$125	$80	$1	$577

      With the completion of the transactions in November 2004 and the first quarter of fiscal 2005 discussed above, we have reduced debt and interest costs going forward and extended debt maturities (as described more fully in Notes 10 and 21 in Notes to Consolidated Financial Statements). The following table reflects total debt as of November 30, 2004, adjusted on a proforma basis to give effect to the financing transactions completed in the first quarter of fiscal 2005, including the partial redemption of the 9 1/2% Notes, the closing of the New Credit Facility and termination of the Restated Credit Facility, the issuance of additional 2 1/4% Notes, and the repurchase of additional 5 3/4% Notes:

		Proforma
	November 30,	November 30,
	2004	2004(1)

	(In millions)
Term Loans	$141	$25
9 1/2% Senior Subordinated Notes	150	97
5 3/4% Convertible Subordinated Notes	80	20
4% Contingent Convertible Subordinated Notes	125	125
2 1/4% Convertible Subordinated Debentures	80	146
Other	1	1

Total Debt	$577	$414

(1)	Proforma information reflects the use of restricted cash for the redemption of $53 million of principal of the 9 1/2% Notes and repayment of $141 million of principal, plus accrued interest, of the Term Loans under the Restated Credit Facility. Proforma also reflects the issuance of $25 million term loan under the New Credit Facility, issuance of additional $66 million of principle of the 2 1/4% Debentures, and repayment of additional $60 million of principal of the 5 3/4% Notes.

Outlook
      As disclosed in Notes 13(b) and 13(c) in Notes to Consolidated Financial Statements, we have exposure for certain legal matters. We believe that it is currently not possible to estimate the impact, if any, that the ultimate resolution of these matters will have on our financial position or cash flows.
      We currently believe that our existing cash and cash equivalents, existing credit facilities, forecasted operating cash flows, anticipated proceeds from the sale of our Fine Chemicals business, and our ability to access capital markets for debt or equity financing will provide sufficient funds to meet our operating plan for the next twelve months. The operating plan for this period provides for full operation of our businesses, including the Fine Chemicals business until it is sold, and interest and principal payments on our debt. We may also access capital markets to raise debt or equity financing to fund strategic acquisitions. The timing, terms, size and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing.
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
      Major factors that could adversely impact our forecasted operating cash and our financial condition are described in the “Risk Factors.” In addition, our liquidity and financial condition will continue to be affected by changes in prevailing interest rates on the portion of debt that bears interest at variable interest rates.
Other Information

Critical Accounting Policies
      Our financial statements are prepared in accordance with accounting principles generally accepted in the United States that offers acceptable alternative methods for accounting for certain items affecting our financial results, such as determining inventory cost, depreciating long-lived assets and recognizing revenues.
      The preparation of financial statements requires the use of estimates, assumptions, judgments and interpretations that can affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities and other supplemental disclosures. The development of accounting estimates is the responsibility of our management. Management discusses those areas that require significant judgments with the audit committee of our board of directors. The audit committee has reviewed all financial disclosures in our filings with the SEC. Although we believe that the positions we have taken with regard to uncertainties are reasonable, others might reach different conclusions and our positions can change over time as more information becomes available. If an accounting estimate changes, its effects are accounted for prospectively.
      The areas most affected by our accounting policies and estimates are revenue recognition for long-term contracts, goodwill and other long-lived assets, employee pension and postretirement benefit obligations, litigation, environmental remediation costs and recoveries, and income taxes. Except for income taxes, which are not allocated to our operating segments, these areas affect the financial results of our business segment.
      For a discussion of all of our accounting policies, including the accounting policies discussed below, see Note 1 in Notes to Consolidated Financial Statements.

Revenue Recognition/ Long-Term Contracts
      In the Aerospace and Defense segment, recognition of profit on long-term contracts requires the use of assumptions and estimates related to the contract value or total contract revenue, the total cost at completion and the measurement of progress towards completion. Due to the nature of the programs, developing the estimated total cost at completion requires the use of significant judgment. Estimates are continually evaluated as work progresses and are revised as necessary. Factors that must be considered in estimating the work to be completed include labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, warranty costs, volume assumptions, anticipated labor agreements and inflationary trends, schedule and performance delays, availability of funding from the customer, and the recoverability of costs incurred outside the original contract included in any estimates to complete. Aerojet reviews contract performance and cost estimates for some contracts at least monthly and for others at least quarterly and more frequently when circumstances significantly change. When a change in estimate is determined to have an impact on contract earnings, Aerojet records a positive or negative adjustment to earnings when identified. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on the amounts reported for net sales and segment performance.
      Our aerospace and defense business is derived from contracts that are accounted for in conformity with the American Institute of Certified Public Accountants (AICPA) audit and accounting guide, Audits of Federal Government Contracts and the AICPA’s Statement of Position No. 81-1 (SOP 81-1), Accounting for Performance of Construction-Type and Certain Production Type Contacts. We consider the nature of the individual underlying contract and the type of products and services provided in determining the proper accounting for a particular contract. Each method is applied consistently to all contracts having similar characteristics, as described below. We typically account for these contracts using the percentage-of-completion method, and progress is measured on a cost-to-cost or units-of-delivery basis. Sales are recognized using various measures of progress, as allowed by SOP 81-1, depending on the contractual terms and scope of work of the contract. We recognize revenue on a units-of-delivery basis when contracts require unit deliveries on a frequent and routine basis. Sales using this measure of progress are recognized at the contractually agreed upon unit price. Where the scope of work on contracts principally relates to research and/or development efforts, or the contract is predominantly a development effort with few deliverable units, we recognize revenue on a cost-to-cost basis. In this case, sales are recognized as costs are incurred and include estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs at completion. Revenue on service or time and material contracts is recognized when performed. For fixed-price and fixed-price-incentive contracts, if at any time expected costs exceed the value of the contract, the loss is recognized immediately.
      Certain government contracts contain cost or performance incentive provisions that provide for increased or decreased fees or profits based upon actual performance against established targets or other criteria. Aerojet continually evaluates its performance and incorporates any anticipated penalties and cost incentives into its revenue and earnings calculations. Performance incentives, which increase or decrease earnings based solely on a single significant event, generally are not recognized until an event occurs.
      Revenue from real estate asset sales is recognized when a sufficient down-payment has been received, financing has been arranged and title, possession and other attributes of ownership have been transferred to the buyer.
      Revenue that is not derived from long-term development and production contracts, or real estate asset transactions, is generally recognized after products are shipped, all other significant customer obligations have been met and collection is reasonably assured. Sales are recorded net of provisions for customer pricing allowances.

Goodwill and Intangible Assets
      All acquired long-term assets, including goodwill, are subject to tests for impairment. Under Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, all business combinations initiated after June 30, 2001 are accounted for using the purchase method of accounting. SFAS 141 provides criteria for determining whether intangible assets acquired in a business combination should be recognized separately from goodwill. The purchase price of acquired companies is allocated to tangible and intangible assets acquired and liabilities assumed, as well as to in-process research and development based on their estimated fair values. Consultants with expertise in performing appraisals assist in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Subsequent to the initial recognition, goodwill is accounted for under Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. In accordance with the requirements of this standard, goodwill must be tested for impairment at least annually, or more frequently if indications of possible impairment exist, by comparing the net assets of each “reporting unit” (an organizational grouping) with the current fair value of the reporting unit. If the current fair value of the reporting unit is less than its carrying amount, then a second test must be performed. Under the second test, the current fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit, including an amount for any “implied” goodwill. If implied goodwill exceeds the net carrying amount of goodwill, no impairment loss is recorded. Otherwise, an impairment loss is recognized for the difference.
      The evaluation of goodwill under SFAS 142 requires a valuation of the underlying business. These valuations can be significantly affected by estimates of future performance and discount rates over a relatively long period of time, market price valuation multiples and marketplace transactions in related markets. These estimates will likely change over time. Our businesses operate in cyclical industries and the valuation of these businesses can be expected to fluctuate as a result. If the annual review under SFAS 142 indicates impairment of goodwill balances, that entire impairment must be recorded immediately and reported as a component of current operations.
      At November 30, 2004, our total assets included $103 million of goodwill which relates to the Aerospace and Defense segment.

Employee Pension and Postretirement Benefit Plans
      Employee pension and postretirement benefit plans are a significant cost of doing business and represent obligations that will be ultimately settled far in the future and therefore are subject to estimates. Our pension and postretirement benefit obligations and related costs are calculated using actuarial concepts in accordance with Statement of Financial Accounting Standards No. 87 (SFAS 87), Employer’s Accounting for Pensions, and Statement of Financial Accounting Standards No. 106 (SFAS 106), Employer’s Accounting for Postretirement Benefits Other Than Pensions, respectively. Pension accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made by us. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate applied to determine service cost and interest cost to arrive at pension income or expense for the year.
      The discount rate is determined at the annual measurement date of August 31 for our pension plans, and is subject to change each year based on changes in the overall market interest rates. The assumed rate reflects the market rate for high-quality fixed income debt instruments on the measurement date. This rate is used to discount the future cash flows of benefit obligations back to the measurement date. The discount rate used to determine benefit obligations for both continuing and discontinued operations decreased from 6.50% for fiscal 2003 to 6.25% for fiscal 2004. This 25 basis point decline in the discount rate resulted in an increase in the present value of pension benefit obligations as of November 30, 2004 and is a component of pension expense for fiscal 2005.
      The expected long-term rate of return on plan assets is also determined at the annual measurement date of August 31 for our pension plans. The expected long-term rate of return used to determine benefit obligations was 8.75% for both fiscal 2004 and fiscal 2003. We have analyzed the expected rates of return on assets and determined that these rates are reasonable based on the current and expected asset allocations and on the plans’ historical investment performance and best estimates for future investment performance. Our asset managers regularly review actual asset allocations and periodically rebalance investments to targeted allocations when considered appropriate. At November 30, 2004, the actual asset allocation was consistent with the asset allocation assumptions used in determining the expected long-term rate of return. Management will continue to assess the expected long-term rate of return on assets for each plan based on relevant market conditions and will make adjustments to the assumptions as appropriate.
      Market conditions and interest rates significantly affect assets and liabilities of our pension plans. Pension accounting requires that market gains and losses be deferred and recognized over a period of years. This “smoothing” results in the creation of assets or liabilities which will be amortized to pension costs in future years. The accounting method we utilize recognizes gains and losses in the market value of pension assets and changes in the discount rate used to calculate benefit costs over a period of five years. Investment gains or losses for this purpose are the difference between the expected return and the actual return on the market-related value of assets. Although the smoothing period mitigates some volatility in the calculation of annual pension costs, future pension costs are impacted by changes in the market value of pension plan assets and changes in interest rates.
      In addition, we maintain postretirement benefit plans other than pensions that are not funded. A one percentage point increase in the assumed trend rate for healthcare costs would have increased the postretirement accumulated benefit obligation recorded as of November 30, 2004 by $3 million and the effect on the service and interest cost components of expense for fiscal 2004 would not have been significant. A one percentage point decrease in the assumed trend rate for healthcare costs would have decreased the postretirement accumulated benefit obligation recorded as of November 30, 2004 by $2 million and the effect on the service and interest cost components of expense for fiscal 2004 would not have been significant.

Contingencies and Litigation
      We are currently involved in certain legal proceedings and, as required, have accrued our estimate of the probable costs for resolution of these claims. These estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions or the effectiveness of strategies related to these proceedings. See Note 13 in Notes to Consolidated Financial Statements for more detailed information on litigation exposure.

Reserves for Environmental Remediation and Recoverable from the U.S. Government and Other Third Parties for Environmental Remediation Costs
      For a discussion of our accounting for environmental remediation obligations and costs and related legal matters, see “Environmental Matters” above and Note 13 in Notes to Consolidated Financial Statements.
      We accrue for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred, and when its proportionate share of the costs can be reasonably estimated. Management has a well-established process in place to identify and monitor our environmental exposures. In most cases only a range of reasonably possible costs can be estimated. In establishing the reserves, the most probable estimated amount is used when determinable, and the minimum amount is used when no single amount in the range is more probable. Environmental reserves include the costs of completing remedial investigation and feasibility studies, remedial and corrective actions, regulatory oversight costs, the cost of operation and maintenance of the remedial action plan, and employee compensation costs for employees who are expected to devote a significant amount of time to remediation efforts. Measurement of environmental reserves is based on the evaluation of currently available information with respect to each individual environmental site and considers factors such as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. Such estimates are based on the expected costs of investigation and remediation and the likelihood that other potentially responsible parties will be able to fulfill their commitments at sites where we may be jointly or severally liable.
      As of November 30, 2004, we had accrued environmental remediation liabilities of $304 million. Environmental remediation cost estimation involves significant uncertainties, including the extent of the remediation required, changing governmental regulations and legal standards regarding liability, evolving technologies and the long periods of time over which most remediation efforts take place. A number of factors could substantially change environmental remediation cost estimates, examples of which include: regulatory changes reducing the allowable levels of contaminants such as perchlorate, nitrosodimethylamine or others; enhanced monitoring and testing technology or protocols which could result in the discovery of previously undetected contaminants; and the implementation of new remediation technologies which could reduce future remediation costs.
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
      Pursuant to the Global Settlement covering environmental costs associated with Aerojet’s Sacramento site and its former Azusa site, Aerojet can recover up to 88% of its environmental remediation costs for these sites through the establishment of prices for Aerojet’s products and services sold to the U.S. government. Allowable environmental costs are charged to these contracts as the costs are incurred. Aerojet’s mix of contracts can affect the actual reimbursement made by the U.S. government. Because these costs are recovered through forward-pricing arrangements, the ability to continue recovering these costs depends on Aerojet’s sustained business volume under U.S. government contracts and programs and the relative size of Aerojet’s commercial business.
      Based on Aerojet’s projected business volume and the proportion of its business expected to be covered by the Global Settlement, Aerojet currently believes that, as of November 30, 2004, approximately $233 million of its estimated future environmental costs will be recoverable. Significant estimates and assumptions that could affect the future recovery of environmental remediation costs include: the proportion of Aerojet’s future business base and total business volume which will be subject to the Global Settlement; limitations on the amount of recoveries available under the Northrop agreement; the ability of Aerojet to competitively bid and win future contracts if estimated environmental costs significantly increase; the relative size of Aerojet’s commercial business base; the timing of environmental expenditures; and uncertainties inherent in long-term cost projections of environmental remediation projects.

Income Taxes
      We file a consolidated U.S. income tax return for ourselves and our wholly-owned consolidated subsidiaries. We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date of the change.
      The carrying value of our deferred tax assets is dependent upon our ability to generate sufficient future taxable income. We have established a full valuation allowance against our net deferred tax assets for continuing operations to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carryback and carryforward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

      Income taxes can be affected by estimates of whether, and within which jurisdictions, future earnings will occur combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. We establish tax reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may not succeed. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters, and we do not anticipate any material earnings impact from their ultimate resolutions.
      At November 30, 2004, we had tax basis net operating loss (NOL) carry-forwards attributable to continuing operations of approximately $43 million that are available to reduce future taxable income which expire in 2024, as well as a capital loss carryforward of $228 million which expires in 2009. $4 million of the net operating loss relates to the exercise of stock options, the benefit of which will be credited to equity when realized. We also have research credit carry-forwards of $4 million which expire beginning in 2011; and, manufacturing investment credit carryforwards of $2 million which expire beginning in 2008; and foreign tax credit carryforwards of $6 million which expire beginning in 2005, if not utilized. These tax carryforwards are subject to examination by the tax authorities.

Recently Issued Accounting Standards
      In August 2004, the FASB issued Staff Position No. 106-2 (FSP 106-2), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of post-retirement health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy and specifies the disclosure requirements for employers who have adopted FSP 106-2, including those who are unable to determine whether benefits provided under its plan are actuarially equivalent to Medicare Part D. FSP 106-2 was effective for our fourth quarter of fiscal 2004. The adoption of FSP 106-2 reduced our accumulated plan benefit obligation by $3 million related to the Act.
      In September 2004, Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-08 (EITF 04-08), The Effect of Contingently Convertible Debt on Diluted Earnings per Share. Under current interpretations of FASB No. 128, Earnings per Share, issuers of contingently convertible debt instruments (Co-Cos) generally exclude the potential common shares underlying the Co-Cos from the calculation of diluted earnings per share until the underlying common stock achieves a specified price target, or other contingency is met. EITF 04-08 requires that Co-Cos should be included in diluted earnings per share computations, if dilutive, regardless of whether the market price trigger has been met. We will adopt the requirements of EITF 04-08 beginning with the quarter ending February 28, 2005. The application of EITF 04-08 will require us to include our 4% Contingent Convertible Subordinated Notes due 2024 (4% Notes) which were issued in January 2004 in our calculation of diluted earnings per share, if dilutive. The diluted earnings per share computations for fiscal 2004 would exclude the impact of the 4% Notes as the effect would be antidilutive.
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
      In November 2004, the FASB issued Statement 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, which would be effective for inventory costs incurred during fiscal years beginning after June 15,

2005. The amendments made by Statement 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. We do not anticipate that the adoption of the Statement 151 will have a significant effect on our earnings or financial position.
Forward-Looking Statements
      Certain information contained in this report should be considered “forward-looking statements” as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words “believe,” “estimate,” “anticipate,” “project” and “expect,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation and anticipated costs of capital. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Some important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in the section “Risk Factors” in Item 1 of this report and include, but are not limited to, the following:

•	the cancellation or material modification of one or more significant contracts or future reductions or changes in U.S. government spending;

•	product failures, schedule delays or other problems with existing or new products and systems or cost-overruns on our fixed-price contracts;

•	significant competition and our inability to adapt to rapid technological changes;

•	failure to comply with regulations applicable to contracts with the U.S. government;

•	environmental claims related to our business and operations, including any costs we may incur if our petition for rehearing to the Sixth Circuit Court of Appeals regarding the affirmation by a three judge panel of the Sixth Circuit on November 22, 2004 of the judgment order in the amount of approximately $29 million entered November 21, 2002 against GenCorp in GenCorp Inc. v. Olin Corporation (U.S. District Court for the Northern District of Ohio, Eastern Division) is not granted, and the offsets to which we believe are entitled are not realized;

•	the environmental and other government regulations we are subject to becoming more stringent or subjecting us to material liability in excess of our established reserves;

•	the release or explosion of dangerous materials used in our businesses;

•	disruptions in the supply of key raw materials and difficulties in the supplier qualification process, as well as increases in the prices of raw materials;

•	changes in economic and other conditions in the Sacramento County, California, real estate market or changes in interest rates affecting real estate values in that market;

•	our limited experience in real estate development and the ability to execute our real estate business plan, including our ability to obtain all necessary zoning, land use and environmental approvals;

•	the cost of servicing our debt and compliance with financial and other covenants;

•	costs and time commitment related to acquisition activities;

•	recent changes in our operating strategies, such as the recent decisions to divest the GDX Automotive and Fine Chemicals businesses, which result in changes in the types or mix of business in which we are involved;

•	delay in identifying a buyer and negotiating the sale of the Fine Chemicals operations on terms acceptable to us;

•	a strike or other work stoppage or our inability to renew collective bargaining agreements on favorable terms;

•	the loss of key employees;

•	fluctuations in sales levels causing our quarterly operating results to fluctuate;

•	risks related to the Fine Chemicals business prior to its sale, including competition in the pharmaceutical fine chemicals market, capital intensive nature of operations, lack of availability of raw materials and highly energetic and potent nature of chemical compounds used on production; and

•	those risks detailed from time to time in our SEC reports.
      This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Additional risk factors may be described from time to time in our future filings with the U.S. Securities and Exchange Commission. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results and may be beyond our control.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Policies and Procedures
      As an element of the Company’s normal business practice, it has established policies and procedures for managing its exposure to changes in interest rates.
      The objective in managing exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flow and to make overall borrowing costs more predictable. To achieve this objective, the Company may use interest rate hedge transactions (Swaps) or other interest rate hedge instruments to manage the net exposure to interest rate changes related to the Company’s portfolio of borrowings and to balance its fixed rate compared to floating rate debt.
Interest Rate Risk
      We are exposed to market risk principally due to changes in domestic interest rates. Debt with interest rate risk includes borrowings under our credit facilities. Other than pension assets, we do not have any significant exposure to interest rate risk related to our investments.
      We use interest rate swaps and a combination of fixed and variable rate debt to reduce our exposure to interest rate risk. As of November 30, 2004, our debt totaled $577 million: $549 million, or 95% was at an average fixed rate of 5.93%; and $28 million, or 5% was at an average variable rate of 5.13%.
      In December 2002, we entered into Swaps on $100 million of Term Loan variable rate debt for a two-year period as required by the Restated Credit Facility. Our fixed interest rate under these Swaps including the Eurocurrency margin was 6.02% for the two-year period.
      The estimated fair value of our total debt was $638 million as of November 30, 2004 compared to a carrying value of $577 million. The fair value of the convertible subordinated notes and the senior subordinated notes was determined based on quoted market prices as of November 30, 2004. The fair value of the remaining debt was determined to approximate carrying value as the interest rates are generally variable based on market interest rates and reflect current market rates available us.

Financing Obligations and Other Commitments
      Our financing obligations and other commitments include primarily outstanding notes, senior credit facilities and operating leases. The following table summarizes these obligations as of November 30, 2004 and their expected effect on our liquidity and cash flow in future periods:

		Scheduled Payment Dates For the
		Years Ended November 30,

	Total	2005	2006	2007	2008	2009	Thereafter

		(In millions)
Financing Obligations:
Long-term debt	$577	$23	$31	$168	$—	$—	$355
Operating leases	13	6	4	3	—	—	—

Total	$590	$29	$35	$171	$—	$—	$355

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
      Information called for by this item is set forth beginning on page 50 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of GenCorp Inc.
      We have audited the accompanying consolidated balance sheets of GenCorp Inc. as of November 30, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GenCorp Inc. at November 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of GenCorp Inc.’s internal control over financial reporting as of November 30, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Sacramento, California
February 9, 2005

GENCORP INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended November 30,

	2004	2003	2002

	(In millions, except per share
	amounts)
Net sales	$499	$348	$277
Costs and expenses
Cost of products sold	447	260	200
Selling, general and administrative	49	31	8
Depreciation and amortization	31	28	21
Interest expense	35	22	9
Other (income) expense, net	(15)	(9)	5
Unusual items, net	9	5	15

Total costs and expenses	556	337	258
Income (loss) from continuing operations before income taxes	(57)	11	19
Income tax (benefit) provision	29	(1)	4

Income (loss) from continuing operations	(86)	12	15
Income (loss) from discontinued operations, net of tax	(312)	10	15

Net income (loss)	$(398)	$22	$30

Earnings (loss) per share of common stock
Basic:
Income (loss) per share from continuing operations	$(1.91)	$0.26	$0.36
Income (loss) per share from discontinued operations	(6.91)	0.24	0.35

Net income (loss) per share	$(8.82)	$0.50	$0.71

Diluted:
Income (loss) per share from continuing operations	$(1.91)	$0.26	$0.35
Income (loss) per share from discontinued operations	(6.91)	0.24	0.35

Net income (loss) per share	$(8.82)	$0.50	$0.70

Weighted average shares of common stock outstanding	45.1	43.3	42.8

Weighted average shares of common stock outstanding, assuming dilution	45.1	43.4	43.1

Dividends declared per share of common stock	$0.06	$0.12	$0.12

See Notes to Consolidated Financial Statements.

GENCORP INC.
CONSOLIDATED BALANCE SHEETS

	As of
	November 30,

	2004	2003

	(In millions, except
	per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$68	$64
Restricted cash	23	—
Accounts receivable, net	88	88
Inventories, net	159	142
Recoverable from the U.S. government and other third parties for environmental remediation costs	36	37
Prepaid expenses and other	6	13
Assets of discontinued operations	94	692

Total Current Assets	474	1,036
Noncurrent Assets
Restricted cash	178	—
Property, plant and equipment, net	145	148
Recoverable from the U.S. government and other third parties for environmental remediation costs	197	183
Deferred income taxes	—	28
Prepaid pension asset	278	314
Goodwill	103	100
Intangible assets	28	30
Other noncurrent assets	92	90

Total Noncurrent Assets	1,021	893

Total Assets	$1,495	$1,929

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings and current portion of long-term debt	$23	$52
Accounts payable	55	37
Reserves for environmental remediation	51	53
Income taxes payable	35	36
Current deferred income taxes	—	1
Postretirement benefits other than pensions	15	26
Other current liabilities	141	138
Liabilities of discontinued operations	18	189

Total Current Liabilities	338	532
Noncurrent Liabilities
Convertible subordinated notes	285	150
Senior subordinated notes	150	150
Other long-term debt, net of current portion	119	186
Reserves for environmental remediation	253	262
Postretirement benefits other than pensions	149	148
Other noncurrent liabilities	60	73

Total Noncurrent Liabilities	1,016	969

Total Liabilities	1,354	1,501
Commitments and Contingencies
Shareholders’ Equity
Preference stock, par value of $1.00; 15 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150 million shares authorized; 54.6 million shares issued, 54.0 million outstanding in 2004; 44.3 million shares issued, 43.8 million shares outstanding in 2003	5	4
Other capital	167	19
(Accumulated deficit) retained earnings	(28)	373
Accumulated other comprehensive income (loss), net of income taxes	(3)	32

Total Shareholders’ Equity	141	428

Total Liabilities and Shareholders’ Equity	$1,495	$1,929

See Notes to Consolidated Financial Statements.

GENCORP INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
	Comprehensive	Common Stock			Accumulated	Other	Total
	Income			Other	Deficit/Retained	Comprehensive	Shareholders’
	(Loss)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

	(In millions, except share and per share amounts)
November 30, 2001		42,628,167	$4	$9	$331	$(34)	$310
Net income	$30	—	—	—	30	—	30
Currency translation adjustments and other, net of taxes	21	—	—	—	—	21	21
Cash dividends of $0.12 per share	—	—	—	—	(5)	—	(5)
Shares issued under stock option and stock incentive plans	—	339,927	—	4	—	—	4

November 30, 2002	$51	42,968,094	4	13	356	(13)	360

Net income	$22	—	—	—	22	—	22
Currency translation adjustments and other, net of taxes	45	—	—	—	—	45	45
Cash dividends of $0.12 per share	—	—	—	—	(5)	—	(5)
Shares issued under stock option and stock incentive plans	—	812,963	—	6	—	—	6

November 30, 2003	$67	43,781,057	4	19	373	32	428

Net loss	$(398)	—	—	—	(398)	—	(398)
Reclassifications and other, net of taxes	(35)	—	—	—	—	(35)	(35)
Cash dividends of $0.06 per share	—	—	—	—	(3)	—	(3)
Proceeds from issuance of common stock (net of offering expenses of $7 million)	—	8,625,000	1	130	—	—	131
Shares issued under stock option and stock incentive plans	—	1,596,110	—	18	—	—	18

November 30, 2004	$(433)	54,002,167	$5	$167	$(28)	$(3)	$141

See Notes to Consolidated Financial Statements.

GENCORP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	November 30,

	2004	2003	2002

	(In millions)
Operating Activities
Income (loss) from continuing operations	$(86)	$12	$15
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operations:
Net loss on reacquisition of minority ownership interest in subsidiary	—	—	2
Gain on sale of EIS business	—	—	6
Loss on repayment of convertible notes	9	—	—
Foreign currency gain	—	(3)	—
Depreciation and amortization	31	28	21
Stock compensation and savings plan expense	8	—	—
Deferred income taxes	28	(17)	11
Changes in operating assets and liabilities, net of effects of acquisitions and divestiture of businesses:
Accounts receivable, net	2	4	7
Inventories, net	(17)	(16)	(3)
Other current assets	7	(9)	(1)
Other noncurrent assets	31	(2)	(94)
Current liabilities	6	53	(46)
Other noncurrent liabilities	(14)	(62)	28

Net cash provided by (used in) continuing operations	5	(12)	(54)
Net cash provided by (used in) discontinued operations	(35)	56	37

Net Cash Provided by (Used in) Operating Activities	(30)	44	(17)
Investing Activities
Capital expenditures	(21)	(11)	(14)
Proceeds from business dispositions	144	—	(6)
Restricted cash	(201)	—	—
Acquisition of businesses, net of cash acquired	—	(138)	(101)
Investing activities of discontinued operations	(41)	(31)	(20)

Net Cash Used in Investing Activities	(119)	(180)	(141)
Financing Activities
Proceeds from issuance of convertible notes	205	150	150
Repayment of convertible notes	(79)	—	—
Net proceeds from issuance of common stock	131	—	—
Repayments, net of borrowings on revolving credit facility	(30)	(15)	(75)
Net short-term debt (repaid) incurred	(28)	27	(7)
Proceeds from the issuance of other long-term debt	2	6	140
Repayments on long-term debt	(40)	(20)	(42)
Debt issuance costs	(9)	(5)	(6)
Dividends paid	(3)	(5)	(5)
Other equity transactions	8	6	4

Net Cash Provided by Financing Activities	157	144	159

Effect of exchange rate fluctuations on cash and cash equivalents	(4)	8	3

Increase in Cash and Cash Equivalents	4	16	4
Cash and Cash Equivalents at Beginning of Year	64	48	44

Cash and Cash Equivalents at End of Year	$68	$64	$48

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     Summary of Significant Accounting Policies

a. Basis of Presentation and Nature of Operations
      The consolidated financial statements of GenCorp Inc. (GenCorp or the Company) include the accounts of the parent company and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to financial information for prior years to conform to the current year’s presentation.
      The Company is a technology-based manufacturer operating primarily in the United States. The Company’s continuing operations are organized into two operating segments: Aerospace and Defense and Real Estate. The Aerospace and Defense segment includes the operations of Aerojet-General Corporation (Aerojet), which develops and manufactures propulsion systems for space and defense applications, armament systems for precision tactical weapon systems and munitions applications, and advanced airframe structures. Primary customers served include major prime contractors to the U.S. government, the Department of Defense (DoD) and the National Aeronautics and Space Administration (NASA). The Real Estate segment includes activities related to the development, sale and leasing of the Company’s real estate assets (see Note 15).
      On August 31, 2004, the Company completed the sale of its GDX Automotive (GDX) business. Also in fiscal 2004, management committed to a plan to sell the Company’s Fine Chemicals business. The GDX and Fine Chemicals businesses are classified as discontinued operations in these Consolidated Financial Statements and Notes to Consolidated Financial Statements (see Note 17).
      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

b. Workforce
      As of November 30, 2004, excluding employees of the Company’s discontinued operations, approximately 17% of the Company’s 2,857 employees were covered by collective bargaining or similar agreements all of which are due to expire within one year.

c. Cash and Cash Equivalents
      All highly liquid debt instruments purchased with a remaining maturity at the date of purchase of three months or less are considered to be cash equivalents. The Company classifies securities underlying its cash equivalents as “available-for-sale” in accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities. Cash equivalents are stated at cost, which approximates fair value, due to the highly liquid nature and short duration of the underlying securities.

d. Restricted Cash
      As of November 30, 2004, the Company has designated $201 million as restricted cash in accordance with agreements reached with the senior lenders under our senior credit facility. The components of the restricted cash are (i) $70 million of the proceeds from the sale of GDX and (ii) $131 million of the proceeds from the November 2004 equity offering of the Company’s common stock (see Note 10).

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

e. Inventories
      Inventories are stated at the lower of cost or market value. Cost is determined using the average cost method.

f. Property, Plant and Equipment
      Property, plant and equipment are recorded at cost. Refurbishment costs are capitalized in the property accounts, whereas ordinary maintenance and repair costs are expensed as incurred. Depreciation is computed principally by accelerated methods. Depreciable lives on buildings and improvements, and machinery and equipment, range from five years to 45 years, and three years to 14 years, respectively.
      Impairment of long-lived assets is recognized when events or circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable. A long-lived asset classified as “held for sale” is initially measured at the lower of its carrying amount or fair value less costs to sell. In the period that the “held for sale” criteria are met, the Company recognizes an impairment charge for any initial adjustment of the long-lived asset amount. Gains or losses not previously recognized resulting from the sale of a long-lived asset is recognized on the date of sale.
      During fiscal 2003, the Company’s GDX Automotive business recognized impairment charges of $6 million to write-down assets at one of its plants in France to their estimated net realizable value upon plant closure (see Note 17). The impaired assets included buildings and machinery and equipment with a net book value prior to impairment of $10 million and an estimated net realizable value of $4 million as of November 30, 2003. During fiscal 2004, the Company recognized impairment charges of $2 million to write-down the remaining value of the assets down to zero. The impairment charges in fiscal 2004 and fiscal 2003 are included as a component of discontinued operations.

g. Goodwill and Other Intangible Assets
      Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair values of the identifiable assets acquired and liabilities assumed. Tests for impairment of goodwill are performed on an annual basis, or at any other time, if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company performed the annual impairment tests for goodwill as of September 1, 2004 and 2003 and determined that goodwill was not impaired as of those dates.
      Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; and results of testing for recoverability of a significant asset group within a reporting unit.
      If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded. Measurement of the fair value of a reporting unit is based on one or more of the following fair value measures including: amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties; using present value techniques of estimated future cash flows; or using valuation techniques based on multiples of earnings or revenue, or a similar performance measure.
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

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

h. Revenue Recognition/ Long-Term Contracts
      The Company accounts for sales derived from long-term development and production contracts in conformity with the American Institute of Certified Public Accountants (AICPA) Audit and Accounting guide, Audits of Federal Government Contracts and the AICPA’s Statement of Position No. 81-1 (SOP 81-1), Accounting for Performance of Construction-Type and Certain Production Type Contracts. The Company considers the nature of the individual underlying contract and the type of products and services provided in determining the proper accounting for a particular contract. Each method is applied consistently to all contracts having similar characteristics, as described below. The Company typically accounts for these contracts using the percentage-of-completion method, and progress is measured on a cost-to-cost or units-of-delivery basis. Sales are recognized using various measures of progress, as allowed by SOP 81-1, depending on the contractual terms and scope of work of the contract. The Company recognizes revenue on a units-of-delivery basis when contracts require unit deliveries on a frequent and routine basis. Sales using this measure of progress are recognized at the contractually agreed upon unit price. Where the scope of work on contracts principally relates to research and/or development efforts, or the contract is predominantly a development effort with few deliverable units, the Company recognizes revenue on a cost-to-cost basis. In this case, sales are recognized as costs are incurred and include estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs at completion. Revenue on service or time and material contracts is recognized when performed. For fixed-price and fixed-price-incentive contracts, if at any time expected costs exceed the value of the contract, the loss is recognized immediately.
      Certain government contracts contain cost or performance incentive provisions that provide for increased or decreased fees or profits based upon actual performance against established targets or other criteria. The Company continually evaluates its performance and incorporates any anticipated penalties and cost incentives into its revenue and earnings calculations. Performance incentives, which increase or decrease earnings based solely on a single significant event generally, are not recognized until an event occurs.
      Revenue from real estate asset sales is recognized primarily when a sufficient down-payment has been received, financing has been arranged, title, possession, and other attributes of ownership have been transferred to the buyer.
      Revenue that is not derived from long-term development and production contracts, or real estate transactions, typically revenues from the Company’s discontinued operations, is generally recognized after products are shipped, all other significant customer obligations have been met and collection is reasonably assured. Sales are recorded net of provisions for customer pricing allowances.

i. Research and Development Expenses
      Company-sponsored research and development (R&D) expenses were $8 million in fiscal 2004, $7 million in fiscal 2003 and $5 million in fiscal 2002. Company-sponsored R&D expenses include the costs of technical activities that are useful in developing new products, services, processes or techniques, as well as expenses for technical activities that may significantly improve existing products or processes.
      Customer-sponsored R&D expenditures, which are funded under government contracts, totaled $130 million in fiscal 2004, $92 million in fiscal 2003 and $99 million in fiscal 2002.

j. Environmental Remediation Costs
      The Company accounts for identified or potential environmental remediation liabilities in accordance with the AICPA’s Statement of Position 96-1 (SOP 96-1), Environmental Remediation Liabilities and Security and Exchange Commission (SEC) Staff Accounting Bulletin No. 92, Accounting and Disclosures Relating to Loss Contingencies. Under this guidance, the Company expenses, on a current basis, recurring costs associated with managing hazardous substances and pollution in ongoing operations. The Company

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred, and its proportionate share of the amount can be reasonably estimated. In most cases only a range of reasonably possible costs can be estimated. In establishing the Company’s reserves, the most probable estimated amount is used when determinable, and the minimum amount is used when no single amount in the range is more probable. The Company’s environmental reserves include the costs of completing remedial investigation and feasibility studies, remedial and corrective actions, regulatory oversight costs, the cost of operation and maintenance of the remedial action plan, and employee compensation costs for employees who are expected to devote a significant amount of time to remediation efforts. Measurement of environmental reserves is based on the evaluation of currently available information with respect to each individual environmental site and considers factors such as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. Such estimates are based on the expected costs of investigation and remediation and the likelihood that other potentially responsible parties will be able to fulfill their commitments at sites where the Company may be jointly or severally liable. The Company recognizes amounts recoverable from insurance carriers, the U.S. government or other third parties, when the collection of such amounts is probable. Pursuant to U.S. government agreements or regulations, the Company can recover a substantial portion of its environmental costs for its Aerospace and Defense segment through the establishment of prices of the Company’s products and services sold to the U.S. government. The ability of the Company to continue recovering these costs from the U.S. government depends on Aerojet’s sustained business volume under U.S. government contracts and programs (see Note 13).

k. Stock-Based Compensation
      The Company applies the provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations to account for awards of stock-based compensation granted to employees.

l. Derivative Financial Instruments
      Forward contracts are marked-to-market each quarter and the unrealized gains or losses are included in other income and expense. Foreign currency transaction gains totaled less than $1 million, $4 million, and $1 million in fiscal 2004, fiscal 2003 and fiscal 2002, respectively, including gains and losses on foreign currency forward and option contracts. The Company’s foreign currency transaction and forward contracts were primarily associated with the Company’s GDX business, which was classified as discontinued operations and sold effective August 31, 2004 (see Note 17). The Company did not have any forward contracts outstanding as of November 30, 2004.

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.     Earnings Per Share
      A reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share of common stock (EPS) is presented in the following table:

	Year Ended November 30,

	2004	2003	2002

	(In millions, except per
	share amounts; shares in thousands)
Numerator for Basic and Diluted EPS
Income (loss) from continuing operations	$(86)	$12	$15
Income (loss) from discontinued operations, net of tax	(312)	10	15

Net income (loss) available to common shareholders	$(398)	$22	$30

Denominator for Basic EPS
Weighted average shares of common stock outstanding	45,097	43,347	42,830

Denominator for Diluted EPS
Weighted average shares of common stock outstanding	45,097	43,347	42,830
Employee stock options	—	59	303
Other	—	2	—
	—	—	—

	45,097	43,408	43,133

Basic:
Income (loss) per basic share from continuing operations	$(1.91)	$0.26	$0.36
Income (loss) per basic share from discontinued operations	$(6.91)	$0.24	$0.35

Net income (loss) per share — Basic	$(8.82)	$0.50	$0.71

Diluted:
Income (loss) per diluted share from continuing operations	$(1.91)	$0.26	$0.35
Income (loss) per diluted share from discontinued operations	$(6.91)	$0.24	$0.35

Net income (loss) per share — Diluted	$(8.82)	$0.50	$0.70

      The effect of a conversion of the Company’s $150 million aggregate principal amount of its 5 3/4% Convertible Subordinated Notes due 2007 issued in April 2002 (5 3/4% Notes) into common stock was not included in the computation of diluted earnings (loss) per share for fiscal 2004, fiscal 2003, and fiscal 2002 because the effect would have been antidilutive for these periods. The Company’s $125 million aggregate principal amount of its 4% Contingent Convertible Subordinated Notes due 2024, issued in January 2004 (4% Notes) were not convertible into common stock as of November 30, 2004; accordingly, the 4% Notes were not included in the computation of diluted loss per share for fiscal 2004. The Company’s $80 million aggregate principal amount of its 2 1/4% Convertible Subordinated Debentures due 2024 (2 1/4% Debentures) were not convertible into common stock as of November 30, 2004; accordingly, the 2 1/4% Debentures were not included in the computation of diluted loss per share for fiscal 2004. The 5 3/4% Notes are convertible at an initial conversion rate of 54.29 shares per $1,000 outstanding. The 4% Notes are convertible at an initial conversion rate of 64.8088 shares per $1,000 outstanding. The 2 1/4% Debentures are convertible into cash and, if applicable, shares of the Company’s common stock at an initial conversion rate of 50 shares per $1,000 outstanding. Potentially dilutive securities that are not included in the diluted EPS calculation because they

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
would be antidilutive are employee stock options of 2,388,785 as of November 30, 2004, 2,693,000 as of November 30, 2003, and 825,000 as of November 30, 2002.
      In September 2004, Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings per Share will require the Company to include the 4% Notes which were issued in January 2004 in its calculation of diluted earnings per share, if dilutive (see Note 20), in fiscal 2005.
      As permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation and Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation — Transition and Disclosure, the Company applies the existing accounting rules under APB Opinion No. 25, Accounting for Stock Issued to Employees, which provides that no compensation expense is charged for options granted at an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense for the Company’s stock option plans been determined based upon the fair value at the grant date for awards under these plans using market-based option valuation models, net income (loss) and the effect on net income (loss) per share would have been as follows:

	Year Ended November 30,

	2004	2003	2002

	(In millions, except
	per share amounts)
Net income (loss), as reported	$(398)	$22	$30
Add: Stock based compensation expense reported, net of related tax effects	1	1	1
Deduct: Stock based compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	(2)	(2)

Net income (loss), pro forma	$(398)	$21	$29

As reported
Basic	$(8.82)	$0.50	$0.71

Diluted	$(8.82)	$0.50	$0.70

Pro forma
Basic	$(8.82)	$0.48	$0.69

Diluted	$(8.82)	$0.48	$0.68

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
      The fair value of stock options was estimated at the date of grant using a Black-Scholes stock option pricing model with the following weighted-average assumptions: risk free interest rates of 3.07% for fiscal 2004, risk free interest rates of 3.3% for fiscal 2003 and 3.1% for fiscal 2002; dividend yield of 0.0% in fiscal 2004; dividend yield of 1.5% for fiscal 2003 and 1.0% for fiscal 2002; volatility factor of the expected market price of the Company’s common stock of 0.42 for fiscal 2004, 0.44 for fiscal 2003 and 0.47 for fiscal 2002; and a weighted-average expected life of the options of five years for all periods. Discontinued operations earnings (loss) per share would not have changed as a result of stock based compensation expense.

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.     Inventories

	As of
	November 30,

	2004	2003

	(In millions)
Long-term contracts at average cost	$235	$196
Raw materials and supplies	2	7
Progress payments	(78)	(61)

Inventories, net	$159	$142

      Inventories applicable to contracts, related to the Company’s Aerospace and Defense segment, include general and administrative costs. The total of such costs incurred in fiscal 2004 and fiscal 2003 were $50 million and $42 million, respectively, and the cumulative amount of general and administrative costs in inventory is estimated to be $35 million and $32 million at November 30, 2004 and 2003, respectively.
      During fiscal 2004, Aerojet recorded an inventory write-down of $16 million on a contract to design, develop and produce a solid rocket motor for Lockheed Martin’s Atlas V program. This write-down relates to unanticipated transition costs from the development phase to the production phase of the contract and the value of materials rendered obsolete by a decision to proceed with qualification and production of an enhanced motor configuration. In management’s judgment, these costs will not be recoverable on the contract.
      The current contract with Lockheed provides for production of 44 motors over a number of years and for the order of an additional 52 motors at Lockheed Martin’s option. At November 30, 2004, the Atlas V inventory balance was $126 million. Full recovery of this investment is subject to uncertainties, including: (i) Aerojet’s ability to produce motors at its estimated average unit price, (ii) final pricing of the enhanced motor configuration, and (iii) a satisfactory renegotiation of contract terms with Lockheed Martin. Aerojet believes its Atlas V contract will be restructured during fiscal 2005 when launch services contracts between launch vehicle manufacturers and the U.S. government are modified to reflect cost pressures resulting from continued low commercial launch activity. Details of the form and terms of the anticipated changes are unknown at this time. Aerojet management believes that continued improvements in operational efficiency and renegotiation of contract terms will permit recovery of inventoried development and production costs. However, if management’s efforts are unsuccessful, Aerojet may be required to recognize additional material losses.
4.     Income Taxes
      The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. The Company files a consolidated federal income tax return with its wholly-owned subsidiaries.

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the Company’s income tax (benefit) provision from continuing operations are as follows:

	As of November 30,

	2004	2003	2002

	(In millions)
Current
United States federal	$(3)	$9	$(8)
State and local	1	3	(5)

	(2)	12	(13)
Deferred
United States federal	28	(12)	9
State and local	3	(1)	8

	31	(13)	17

Income tax (benefit) provision	$29	$(1)	$4

      A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate on book earnings from continuing operations is as follows:

	Year Ended November 30,

	2004	2003	2002

Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	(2.1)	5.3	8.2
Tax settlements, refund claims, and reserve adjustments, including interest	8.5	(50.1)	(21.5)
Valuation allowance	(91.1)
Benefit of charitable gift	—	—	(3.2)
Other, net	(1.2)	0.7	2.6

Effective income tax rate	(50.9)%	(9.1)%	21.1%

      The Company reduced its fiscal 2004 income tax expense from continuing operations by $5 million for domestic, federal and state income tax settlements, research tax credit refund claims, and tax reserve adjustments for fiscal years 1997 through 2002. The Company is under routine examinations by domestic and foreign tax authorities. While it is difficult to predict the outcome or timing of a particular tax matter, the Company believes it has adequately provided for any reasonable foreseeable outcome related to these matters, and it does not anticipate any material earnings impact from their ultimate resolutions.
      The Company did not record an income tax benefit for the fiscal 2004 net operating loss from continuing operations, given the uncertainty of realizing the tax benefit. A valuation allowance is required when it is more likely than not that all or a portion of net deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including a Company’s past and future performance, the market environment in which the Company operates, the utilization of tax attributes in the past, the length of carryback and carryforward periods, and evaluation of potential tax planning strategies.
      Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. The Company determines cumulative losses on a rolling twelve-

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
quarter basis. Accordingly, as of May 31, 2004, the Company concluded that it was appropriate to establish a full valuation allowance for its net deferred tax assets. Subsequent to May 31, 2004, the Company has maintained a full valuation allowance on all of its net deferred tax assets. The Company expects to continue to maintain a full valuation allowance until circumstances change.
      The Company reduced its fiscal 2003 income tax expense from continuing operations by $5 million for domestic, federal and state income tax settlements for 1994 through 2001.
      The Company reduced its fiscal 2002 income tax expense for continuing operations by $1 million for the tax benefit of a charitable gift of land to the County of Muskegon in Michigan and by $4 million due to tax reserve adjustments.
      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities for continuing operations are as follows:

	As of
	November 30,

	2004	2003

	(In millions)
Deferred Tax Assets
Accrued estimated costs	$59	$67
Tax losses and credit carry-forwards	120	2
Depreciation	21	19
Other postretirement and employee benefits	66	70
Valuation allowance	(150)	—

Total deferred tax assets	116	158
Deferred Tax Liabilities
Pensions	105	125
Other	11	6

Total deferred tax liabilities	116	131

Total net deferred tax assets	—	27
Less: current deferred tax assets/(liabilities)	—	(1)

Noncurrent deferred tax assets	$—	$28

      At November 30, 2004, the Company had tax basis net operating loss carryforwards attributable to continuing operations of approximately $43 million that are available to reduce future taxable income which expire in 2024, as well as a capital loss carryforward of approximately $228 million which expires in 2009. $4 million of the net operating loss carryforward relates to the exercise of stock options, the benefit of which will be credited to equity when realized. The Company also has research credit carry-forwards of $4 million which expire beginning in 2011; and, manufacturing investment credit carryforwards of $2 million from continuing operations which expire beginning in 2008; and foreign tax credit carryforwards of $6 million which expire beginning in 2005, if not utilized. These tax carryforwards are subject to examination by the tax authorities.
     Cash paid during the year for income taxes of both continuing and discontinued operations was $10 million in fiscal 2004, $8 million in fiscal 2003, and $14 million in fiscal 2002.
      Certain deferred tax assets of $4 million for continuing operations as of November 30, 2003 were included in income taxes payable and are included in the deferred tax provision for continuing operations for the year ended November 30, 2004.

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Income taxes payable includes tax reserves for income tax exposure in foreign jurisdictions including those related to the period prior to the Company’s purchase of the Draftex group in December 2000. The reserve is net of the reimbursement to be received by the Laird Group in accordance with the tax indemnification agreement executed at the time of the acquisition.
5.     Property, Plant and Equipment

	As of
	November 30,

	2004	2003

	(In millions)
Land	$29	$29
Buildings and improvements	128	119
Machinery and equipment	333	327
Construction-in-progress	15	11

	505	486
Less: accumulated depreciation	(360)	(338)

Property and equipment, net	$145	$148

      Depreciation expense for fiscal 2004, fiscal 2003 and fiscal 2002 was $23 million, $21 million and $16 million, respectively.
6.     Goodwill
      The goodwill balance at November 30, 2004 and 2003 relates to the Company’s Aerospace and Defense segment. The changes in the carrying amount of goodwill for the year ended November 30, 2004 and 2003 were as follows (in millions):

Balance as of November 30, 2002	$42
ARC acquisition (see Note 11)	60
Purchase price adjustment (see Note 11)	(2)

Balance as of November 30, 2003	100
Purchase accounting adjustments	3

Balance as of November 30, 2004	$103

      During fiscal 2004, goodwill of $3 million was recorded as a result of corrections to the valuation of assets and liabilities associated with the ARC acquisition completed in October 2003 and the acquisition of the General Dynamics Ordnance and Tactical Systems Space Propulsion and Fire Suppression business (Redmond, Washington operations) completed in October 2002. The adjustments reflect the use of more accurate data in valuing certain operations acquired as part of the transaction with Sequa which were required by the Federal Trade Commission to be disposed of as a condition to approving the ARC acquisition and in recording our post-retirement obligation associated with our acquired Redmond, Washington operation’s employees.

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7.     Intangible Assets

	Gross
	Carrying	Accumulated	Net Carrying
As of November 30, 2004:	Amount	Amortization	Amount

		(In millions)
Customer related	$14	$3	$11
Acquired technology	18	2	16
Other	1	—	1

Other intangible assets	$33	$5	$28

	Gross
	Carrying	Accumulated	Net Carrying
As of November 30, 2003:	Amount	Amortization	Amount

		(In millions)
Customer related	$14	$2	$12
Acquired technology	18	1	17
Other	1	—	1

Other intangible assets	$33	$3	$30

      Amortization expense related to other intangible assets was $2 million in fiscal 2004, $2 million in fiscal 2003, and less than $1 million in fiscal 2002. Amortization expense for each of the five succeeding years related to other intangible assets recorded in the Consolidated Balance Sheet at November 30, 2004 is estimated to be $2 million annually.
8.     Other Noncurrent Assets

	As of
	November 30,

	2004	2003

	(In millions)
Note and other receivables	$23	$34
Deferred financing costs	21	20
Real estate held for development and leasing	27	19
Other	21	17

Other noncurrent assets	$92	$90

      As of November 30, 2004 and 2003, the Company had a receivable of $23 million and $14 million from Northrop Grumman Corporation related to amounts due related to environmental remediation (see Note 13(d)). In addition, as of November 30, 2003, the Company had a note receivable of $20 million due from a regional home builder as a result of the sale of approximately 100 acres of land that was paid in full during fiscal 2004.
      The Company amortizes deferred financing costs over the term of the related debt. Amortization of financing costs was $6 million, $5 million, and $4 million in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9.     Other Current Liabilities

	As of
	November 30,

	2004	2003

	(In millions)
Accrued goods and services	$11	$25
Contract loss provisions	15	14
Advanced payments on contracts	22	14
Accrued compensation and employee benefits	37	34
Interest payable	8	7
Other	48	44

Other current liabilities	$141	$138

10.     Long-Term Debt

	As of
	November 30,

	2004	2003

	(In millions)
Convertible subordinated notes	$285	$150
Senior subordinated notes	150	150
Other debt	142	238

Total debt	577	538
Less: Amounts due within one year	(23)	(52)

Total long-term debt	$554	$486

      As of November 30, 2004, the Company’s annual fiscal year debt maturities are summarized as follows (in millions):

2005	$23
2006	31
2007	168
2008	—
2009	—
Thereafter	355

Total Debt	$577

      Subsequent to year-end, the Company completed certain financing transactions which resulted in reducing debt and extending debt maturities (see Note 21).
      The estimated fair value of the Company’s total debt was $638 million as of November 30, 2004 compared to a carrying value of $577 million. The fair value of the convertible subordinated notes and the senior subordinated notes was determined based on quoted market prices as of November 30, 2004. The fair value of the remaining debt approximates the carrying value as the interest rates are generally variable based on market interest rates and reflect current market rates available to the Company.
      Cash paid for interest for continuing and discontinued operations was $39 million, $24 million, and $15 million in fiscal 2004, fiscal 2003, and fiscal 2002, respectively.

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a. Convertible Subordinated Notes:

	As of
	November 30,

	2004	2003

	(In millions)
Convertible subordinated notes, bearing interest at 5.75% per annum, interest payments due in April and October, maturing in April 2007 (5 3/4% Notes)(1)	$80	$150
Contingent convertible subordinated notes, bearing interest at 4.00% per annum, interest payments due in January and July, maturing in 2024 (4% Notes)	125	—
Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in 2024 (2 1/4% Debentures)(1)	80	—

Total convertible subordinated notes	$285	$150

(1)	In December 2004, an additional $66 million of aggregate principal amount of the 2 1/4% Debentures was issued with the net proceeds used to repurchase an additional $60 million of the 5 3/4% Notes (see Note 21).

5 3/4% Convertible Subordinated Notes
      In April 2002, the Company issued $150 million aggregate principal amount of its 5 3/4% Notes. The 5 3/4% Notes mature in April 2007. Interest on the 5 3/4% Notes accrues at a rate of 5.75% per annum and is payable on April 15 and October 15, beginning in October 2002. The 5 3/4% Notes are initially convertible into 54.29 shares of the Company’s common stock per $1,000 principal amount of the 5 3/4% Notes, implying a conversion price of $18.42 per share, at any time until the close of business on the business day immediately preceding the maturity date unless previously redeemed or repurchased. The 5 3/4% Notes are redeemable in whole or in part at the option of the holder upon a change of control at 100% of the principal amount of the 5 3/4% Notes to be repurchased, plus accrued and unpaid interest, if any, to the date of repurchase, and at the option of the Company at any time on or after April 22, 2005 if the closing price of the Company’s common stock exceeds 125% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the day of the mailing of the optional redemption notice at specified redemption prices, plus accrued and unpaid interest, if any.
      The 5 3/4% Notes are general unsecured obligations of the Company and rank equal in right of payment to all of the Company’s other existing and future subordinated indebtedness including the 4% Notes and the 2 1/4% Debentures. The 5 3/4% Notes rank junior in right of payment to all of the Company’s existing and future senior indebtedness, including all of its obligations under its senior credit facilities, and all of its existing and future senior subordinated indebtedness, including the outstanding 9 1/2% Senior Subordinated Notes. In addition, the 5 3/4% Notes are effectively subordinated to any of the Company’s secured debt and to any and all debt and liabilities, including trade debt of its subsidiaries.
      The indenture governing the 5 3/4% Notes limits the Company’s ability to, among other things, consolidate with or merge into any other person or convey, transfer or lease its properties and assets substantially as an entirety to any other person unless certain conditions are satisfied. The indenture also contains customary events of default, including failure to pay principal or interest when due, cross-acceleration to other specified indebtedness, failure to deliver shares of common stock as required, failure to comply with covenants and certain events of bankruptcy, insolvency and reorganization, subject in some cases to notice and applicable grace periods.
      Issuance of the 5 3/4% Notes generated net proceeds of approximately $144 million, which were used to repay debt outstanding under the senior credit facilities.

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In November 2004, the Company used the net proceeds from the issuance of the 2 1/4% Debentures to repurchase $70 million aggregate principal amount of 5 3/4% Notes, resulting in a pretax loss totaling $9 million. The aggregate outstanding principal amount of 5 3/4% Notes at November 30, 2004 was $80 million. Subsequent to November 30, 2004, an additional $60 million in aggregate principal amount of 5 3/4% Notes was repurchased with net proceeds from the exercise by an initial purchaser of the 2 1/4% Debentures of its option to purchase additional debentures (see Note 21).

4% Contingent Convertible Subordinated Notes
      In January 2004, the Company issued $125 million aggregate principal amount of its 4% Notes in a private placement pursuant to Section 4(2) and Rule 144A under the Securities Act of 1933. The 4% Notes have been registered for resell for the purchasers who requested registration. The 4% Notes mature in January 2024. Interest on the 4% Notes accrues at a rate of 4% per annum and is payable on January 16 and July 16, beginning July 16, 2004. In addition, contingent interest is payable during any six-month period, commencing with the six-month period, beginning January 16, 2008, if the average market price of a 4% Note for the five trading days ending on the third trading day immediately preceding the relevant six-month period equals 120% or more of the principal amount of the notes.
      Each $1,000 principal amount of the 4% Notes is convertible at each holder’s option into 64.81 shares of the Company’s common stock (subject to adjustment as provided in the indenture governing the 4% Notes) only if: (i) during any calendar quarter the closing price of the common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the preceding calendar quarter exceeds 120% of the conversion price; (ii) the Company has called the 4% Notes for redemption and redemption has not yet occurred; (iii) during the five trading day period after any five consecutive trading day period in which the average trading price of the 4% Notes for each day of such period is less than 95% of the product of the common stock price on that day multiplied by the number of shares of common stock issuable upon conversion of $1,000 principal amount of the 4% Notes; or (iv) certain corporate events have occurred. The initial conversion rate of 64.81 shares for each $1,000 principal amount of the 4% Notes is equivalent to a conversion price of $15.43 per share subject to certain adjustments. None of these events have occurred subsequent to the issuance of the 4% Notes.
      The Company may redeem, at its option, some or all of its 4% Notes for cash on or after January 19, 2010. In addition, the Company may, at its option, redeem some or all of its 4% Notes for cash on or after January 19, 2008 and prior to January 19, 2010, if the closing price of its common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the preceding calendar month is more than 125% of the conversion price of $15.43. Each holder may require the Company to repurchase for cash all or a portion of its 4% Notes on January 16, 2010, 2014, and 2019, or, subject to certain exceptions, upon a change of control. In all cases for either redemption of the 4% Notes or repurchase of the 4% Notes at the option of the holder, the price is equal to 100% of the principal amount of the 4% Notes, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any.
      The 4% Notes are general unsecured obligations and rank equal in right of payment to all of the Company’s other existing and future subordinated indebtedness, including the 5 3/4% Notes and the 2 1/4% Debentures. The 4% Notes rank junior in right of payment to all of the Company’s existing and future senior indebtedness, including all of its obligations under its senior credit facilities, and all of its existing and future senior subordinated indebtedness, including the Company’s outstanding 9 1/2% Senior Subordinated Notes. In addition, the 4% Notes are effectively subordinated to any of the Company’s secured debt and to any and all debt and liabilities, including trade debt of its subsidiaries.
      The indenture governing the 4% Notes limits the Company’s ability to, among other things, consolidate with or merge into any other person, or convey, transfer or lease its properties and assets substantially as an entirety to any other person unless certain conditions are satisfied. The indenture also contains customary

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
events of default, including failure to pay principal or interest when due, cross-acceleration to other specified indebtedness, failure to deliver shares of common stock as required, failure to comply with covenants and certain events of bankruptcy, insolvency and reorganization, subject in some cases to notice and applicable grace periods.
      Issuance of the 4% Notes generated net proceeds of approximately $120 million, which were first used to repay outstanding borrowings under the revolving credit facility and to prepay the next 12 months of scheduled principal amortization under Term Loan A. The remaining net proceeds were available to be used for general corporate purposes.

2 1/4% Convertible Subordinated Debentures
      In November 2004, the Company issued $80 million in aggregate principal amount of its 2 1/4% Debentures in a private placement pursuant to Section 4(2) and Rule 144A under the Securities Act of 1933. The Company has filed with the SEC to register the 2 1/4% Debentures for resell for the purchasers who have requested registration. The registration is not yet effective, however the Company expects the registration will be declared effective as soon as practical following the filing of this Annual Report on Form 10-K. The 2 1/4% Debentures mature in November 2024. Interest on the 2 1/4% Debentures accrues at a rate of 2 1/4% per annum and is payable on May 15 and November 15, beginning May 15, 2005. The Company granted an initial purchaser of the 2 1/4% Debentures an option to purchase up to an additional $80 million aggregate principal amount of the debentures (see Note 21).
      Each $1,000 principal of the 2 1/4% Debentures is convertible at each holder’s option, into cash and, if applicable, the Company’s common stock at an initial conversion price of $20 per share (subject to adjustment as provided in the indenture governing the 2 1/4% Debentures) only if: (i) during any fiscal quarter the closing price of the common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter exceeds 130% of the conversion price; (ii) the Company has called the 2 1/4% Debentures for redemption and redemption has not yet occurred; (iii) subject to certain exceptions, during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2 1/4% Debentures for each day of such period is less than 95% of the product of the common stock price on that day multiplied by the conversion rate then in effect; (iv) specified corporate transactions have occurred; or (v) occurrence of a transaction or event constituting a designated event. The Company may be required to pay a make-whole premium in shares of common stock and accrued but unpaid interest if the 2 1/4% Debentures are converted in connection with certain specified designated events occurring on or prior to November 20, 2011. The initial conversion rate of 50 shares for each $1,000 principal amount of the 2 1/4% Debentures is equivalent to a conversion price of $20 per share, subject to certain adjustments. None of these events have occurred subsequent to the issuance of the debentures.
      The Company may, at its option, redeem some or all of its 2 1/4% Debentures for cash on or after November 15, 2014, at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest, including liquidated damages, if any, to but not including the redemption date. In addition, the Company may, at its option, redeem some or all of its 2 1/4% Debentures on or after November 20, 2011 and prior to November 15, 2014, if the closing price of its common stock for at least 20 trading days in any 30 consecutive trading-day period is more than 140% of the conversion price of $20, at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest, including liquidated damages, if any, payable in cash. If the Company so redeems the 2 1/4% Debentures, it will make an additional payment in cash, Company common stock or a combination thereof, at its option, equal to the present value of all remaining scheduled payments of interest on the redeemed debentures through November 15, 2014.
      Each holder may require the Company to repurchase all or part of their 2 1/4% Debentures on November 20, 2011, November 15, 2014 and November 15, 2019, or upon the occurrence of certain events, at a price equal to 100% of the principal amount of the 2 1/4% Debentures plus accrued and unpaid interest,

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
including liquidated damages, if any, payable in cash, to but not including the repurchase date, plus, in certain circumstances, a make-whole premium, payable in Company common stock.
      The 2 1/4% Debentures are general unsecured obligations and rank equal in right of payment to all of the Company’s other existing and future subordinated indebtedness, including the 5 3/4% Notes and the 4% Notes. The 2 1/4% Debentures rank junior in right of payment to all of the Company’s existing and future senior indebtedness, including all of its obligations under its senior credit facilities and all of its existing and future senior subordinated indebtedness, including the Company’s outstanding 9 1/2% Senior Subordinated Notes. In addition, the 2 1/4% Debentures are effectively subordinated to any of the Company’s secured debt and to any and all debt and liabilities, including trade debt of its subsidiaries.
      The indenture governing the 2 1/4% Debentures limits the Company’s ability to, among other things, consolidate with or merge into any other person, or convey, transfer or lease its properties and assets substantially as an entirety to any other person unless certain conditions are satisfied. The indenture also contains customary events of default, including failure to pay principal or interest when due, cross-acceleration to other specified indebtedness, failure to deliver cash or shares of common stock as required, failure to comply with covenants and certain events of bankruptcy, insolvency and reorganization, subject in some cases to notice and applicable grace periods.
      Issuance of the 2 1/4% Debentures generated net proceeds of approximately $77 million, which were used to repurchase 5 3/4% Notes. Subsequent to November 30, 2004, the initial purchaser exercised its option to purchase an additional $66 million of 2 1/4% Debentures. The net proceeds were used to repurchase additional 5 3/4% Notes (see Note 21).

b. Senior Subordinated Notes:

	As of
	November 30,

	2004	2003

	(In millions)
Senior subordinated notes, bearing interest at 9.50% per annum, interest payments due in February and August, maturing in August 2013 (9 1/2% Notes)(1)	$150	$150

(1)	The Company redeemed $53 million of its 9 1/2% Notes in February 2005 (see Note 21).

9 1/2% Senior Subordinated Notes
      In August 2003, the Company issued $150 million aggregate principal amount of its 9 1/2% Notes due 2013 in a private placement pursuant to Section 4(2) and Rule 144A under the Securities Act of 1933. The 9 1/2% Notes have been exchanged for registered, publicly tradable notes with substantially identical terms. The 9 1/2% Notes mature in August 2013. All or any portion of the 9 1/2% Notes may be redeemed by the Company at any time on or after August 15, 2008 at redemption prices beginning at 104.75% and reducing to 100% by August 15, 2011. In addition, at any time prior to August 15, 2006, the Company may redeem up to 35% of the 9 1/2% Notes with the net offering proceeds of one or more qualified equity offerings. If the Company undergoes a change of control or sells all or substantially all of its assets, it may be required to offer to purchase the 9 1/2% Notes from the holders of such notes.
      The 9 1/2% Notes are unsecured and subordinated to all of the Company’s existing and future senior indebtedness, including borrowings under its senior credit facilities. The 9 1/2% Notes rank senior to the 5 3/4% Notes, the 4% Notes and the 2 1/4% Debentures. The 9 1/2% Notes are guaranteed by the Company’s material domestic subsidiaries. Each subsidiary guarantee is unsecured and subordinated to the respective subsidiary’s existing and future senior indebtedness, including guarantees of borrowings under the senior credit facilities.

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The 9 1/2% Notes and related guarantees are effectively subordinated to the Company’s and the subsidiary guarantors’ secured debt and to any and all debt and liabilities, including trade debt of the Company’s non-guarantor subsidiaries.
      The indenture governing the 9 1/2% Notes limits the Company’s ability and the ability of the Company’s restricted subsidiaries, as defined in the indenture, to incur or guarantee additional indebtedness, make restricted payments, pay dividends or distributions on, or redeem or repurchase, its capital stock, make investments, issue or sell capital stock of restricted subsidiaries, create liens on assets to secure indebtedness, enter into transactions with affiliates and consolidate, merge or transfer all or substantially all of the assets of the Company. The indenture also contains customary events of default, including failure to pay principal or interest when due, cross-acceleration to other specified indebtedness, failure of any of the guarantees to be in full force and effect, failure to comply with covenants and certain events of bankruptcy, insolvency and reorganization, subject in some cases to notice and applicable grace periods.
      Issuance of the 9 1/2% Notes generated net proceeds of approximately $145 million. The Company used a portion of the net proceeds to repay outstanding revolving loans under its senior credit facilities, and the balance of the net proceeds to finance a portion of the purchase price of the acquisition of substantially all of the assets of the propulsion business of Atlantic Research Corporation and to pay related fees and expenses (see Note 11).
      In October 2004, the Company entered into a supplemental indenture to amend the indenture dated August 11, 2003 to (i) permit the refinancing of its outstanding 5 3/4% Notes with new subordinated debt having a final maturity or redemption date later than the final maturity or redemption date of the 5 3/4% Notes being refinanced, and (ii) provide that the Company will have up to ten business days to apply the proceeds of refinancing indebtedness toward the redemption or repurchase of outstanding indebtedness. The supplemental indenture also amended the definition of refinancing indebtedness to include indebtedness, the proceeds of which are used to pay a premium necessary to accomplish a refinancing.
      In February 2005, the Company redeemed $53 million principal amount of its 9 1/2% Notes, representing 35% of the $150 million aggregate principal outstanding (see Note 21).

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

c. Other Debt:

	As of
	November 30,

	2004	2003

	(In millions)
Revolving credit facility, bearing interest on borrowed amounts, if any, at various rates, expires December 2005(1)	$—	$30
Term loan A, bearing interest at various rates (5.1% as of November 30, 2004), payable in quarterly installments of approximately $5 million plus interest through December 2004 and then four quarterly installments of approximately $7 million plus interest through December 2005, with the 2004 quarterly installments prepaid in January 2004(1)	28	52
Term loan B, bearing interest at various rates (average rate of 6.02% as of November 30, 2004), payable in quarterly installments of approximately $300,000 plus interest through December 2005 and then four quarterly installments of approximately $8 million plus interest through December 2006, final payment of approximately $79 million due in March 2007(1)	113	114
Foreign credit facilities and other	1	42

Total other debt	142	238
Less: Amounts due within one year	(23)	(52)

Other long-term debt, net of current portion	$119	$186

(1)	See Note 21.

Revolving Credit Facility and Term Loans
      In December 2004, the Company entered into a new $180 million credit facility and terminated the credit facility existing as of November 30, 2004. The outstanding term loans totaling $141 million at November 30, 2004 plus accrued interest were repaid in full using restricted cash from the proceeds of the GDX Automotive sale in August 2004 (see Note 17) and the equity offering in November 2004 (see Note 14). See Note 21, including a description of the terms of the $180 million credit facility.
      The credit facility existing as of November 30, 2004 was originally a $500 million facility entered into in December 2000 to finance an acquisition and to refinance a former credit facility. As a result of amendments in 2001 and repayment of debt using proceeds from the sale of Aerojet’s EIS business, the credit facility was restructured to consist of a $137 million revolving credit facility (Revolver) and a Term Loan A maturing in December 2005. In October 2002, the Company amended and restated the credit facility (Restated Credit Facility) to provide for a new Term Loan B in the amount of $115 million maturing in March 2007. Proceeds of the Term Loan B were used to finance the acquisition of the Redmond, Washington operations and repay outstanding revolving loans. The amendment allowed for extension of the Term Loan B maturity to June 2009 if the 5 3/4% Notes were repaid or otherwise redeemed. Once repaid, term loans under the Restated Credit Facility may not be reborrowed. As of November 30, 2004, the Restated Credit Facility consisted of a Term Loan A maturing in December 2005 with $28 million outstanding, a Term Loan B maturing in March 2007 with $113 million outstanding, and a $137 million Revolver maturing in December 2005. As of November 30, 2004, the borrowing limit under the Revolver was $137 million subject to certain restrictions described below. The Company had outstanding letters of credit of $58 million, primarily securing environmental and insurance obligations, which reduced the available borrowing limit, and no borrowings were outstanding under that facility as of November 30, 2004.

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company entered into amendments, consents and waivers (Amendments) with the lenders of the Restated Credit Facility as follows:
      July, August, and December 2003: among other things, permitted the issuance of the 9 1/2% Notes and the 4% Notes. The Amendments provided, subject to certain limitations, for the use of the net proceeds received from the sale of these notes, and excluded these net proceeds from the mandatory prepayment provisions of the Restated Credit Facility. The Amendments also amended certain covenants contained in the Restated Credit Facility.
      August 2004: allowed the net proceeds from the sale of the GDX business to be made available to the Company and be applied as follows: (i) repay outstanding revolving loans without a permanent reduction in the revolver commitment, and (ii) deposit $70 million in a designated account with one of its lenders. The Company was required to obtain senior lender approval for the use of the net proceeds from the sale of GDX on or prior to March 1, 2005, unless these proceeds were used to repay loans. These Amendments also provided that as long as the Company had not used the net proceeds from the sale of GDX to repay term loans or otherwise received lender consent for the use of these proceeds and the Company had $50 million or more of cash on hand (including cash in the designated account), the Company could not borrow from its Revolver, except that it could issue letters of credit in accordance with the terms of the Restated Credit Facility. These Amendments also relaxed certain financial covenants contained in the credit agreement going forward. The Company’s interest coverage ratio was reduced to 2.25 to 1.00 for the quarter ended August 31, 2004, to 1.50 to 1.00 for the quarter ending November 30, 2004 and to 1.65 to 1.00 for the quarter ending February 28, 2005. The maximum leverage ratio was increased to 7.00 to 1.00 for the quarter ended August 31, 2004, and 8.25 to 1.00 for the quarters ending November 30, 2004 and February 28, 2005. The fixed charge coverage ratio was reduced to 0.90 to 1.00 for the quarter ended August 31, 2004, and 0.65 to 1.00 for the quarters ending November 30, 2004 and February 28, 2005. The minimum net worth covenant was waived through the period ending February 28, 2006. In addition, the Amendments permitted the sale of the GDX business, including the release of all collateral associated with the GDX business, the release of two subsidiary guarantors and the release of the security interests in the subsidiaries being sold. Under these Amendments, the approval necessary for the consummation by the Company or any of its subsidiaries of an acquisition involving total consideration given and indebtedness assumed in excess of $50 million was increased from 51% of the lenders to 100% of the lenders.
      November 2004: allowed the net proceeds from the issuance of common stock in the public offering discussed in Note 14 to be deposited into a designated account with one of its lenders. The Company was required to obtain senior lender approval for the use of the net proceeds on or prior to March 1, 2005, unless these proceeds were used to repay term loans. This Amendment also provided that the net proceeds from the 2 1/4% Debentures be used to repay existing subordinated notes plus costs, expenses and premium associated therewith. The lenders also consented to the recording of certain restrictions against portions of certain real property owned by Aerojet and located in California.
      The Company paid a commitment fee between 0.375% and 0.50% (based on the most recent leverage ratio) on the unused balance of the Revolver. Borrowings under the Restated Credit Facility bore interest at the borrower’s option, at various rates of interest, based on an adjusted base rate (defined as the prime lending rate or federal funds rate plus 0.50%) or Eurocurrency rate plus, in each case, an incremental margin. For the Revolver and Term Loan A borrowings, the incremental margin was based on the most recent leverage ratio. For base rate loans, the margin ranged between 0.75% and 2.00%, and for the Eurocurrency loans, the margin ranged between 1.75% and 3.00%. For Term Loan B borrowings the margins for base rate loans and Eurocurrency rate loans were 2.75% and 3.75%, respectively.
      The Company’s obligations under the Restated Credit Facility were secured by substantially all of the capital stock of its material domestic subsidiaries and 65% of the stock of certain of its foreign subsidiaries, to the extent owned by the Company and its subsidiaries, and by substantially all of the material domestic

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
subsidiaries’ tangible and intangible personal property. The Restated Credit Facility contained certain restrictive covenants that required the Company to meet specific financial ratios and also subjected the Company and its subsidiaries to restrictions on capital expenditures, the ability to incur additional debt, the disposition of assets including real estate, and prohibited certain other types of transactions. The Restated Credit Facility permitted dividend payments as long as there was no event of default. The Restated Credit Facility’s three financial covenants were: an interest coverage ratio, a leverage ratio and a fixed charge coverage ratio, all as defined in the Restated Credit Facility, as amended. The Company was in compliance with all financial covenants as of November 30, 2004. The actual ratios are as follows:

Actual Ratio or
Amount

Interest coverage ratio, not less than: 1.50 to 1.00	1.62 to 1.00
Leverage ratio, not greater than: 8.25 to 1.00	4.62 to 1.00
Fixed charges coverage ratio, not less than:0.65 to 1.00	0.84 to 1.00

Foreign Credit Facilities and Other Debt
      Prior to the sale of GDX, the Company had credit facilities in Europe and Canada, as well as other bank loans and capitalized leases relating to its discontinued operations. With the sale of GDX effective August 31, 2004 (see Note 17), the outstanding debt relating to its GDX business was paid in full or assumed by Cerberus and the foreign credit facilities were terminated. The remaining balance of other debt of $1 million as of November 30, 2004, represents a capitalized equipment lease for continuing operations.

Interest Rate Swaps
      Effective January 2003, the Company entered into interest rate swap agreements on $100 million of its variable rate term loan debt for a two-year period. Under the swap agreements, the Company made payments based on a fixed rate of 6.02% and receive a London InterBank Offered Rate (LIBOR) based variable rate (5.81% as of November 30, 2004). The Company accounts for the interest rate swaps pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and there was no material ineffectiveness recognized in earnings. As of November 30, 2004, the fair value of these swaps was immaterial and the swaps were terminated in December 2004 concurrent with the repayment of the terms loans (see Note 21).
11.     Acquisitions

ARC Acquisition
      On October 17, 2003, the Company’s Aerospace and Defense segment completed the acquisition of substantially all of the assets of the propulsion business of Atlantic Research Corporation (ARC), a subsidiary of Sequa Corporation (Sequa), at a purchase price of $144 million, comprised of $133 million in cash and estimated direct acquisition costs and purchase price adjustments of $11 million. This acquisition makes Aerojet a leading supplier of solid rocket motors for tactical and missile defense applications and complements Aerojet’s capabilities for air breathing and strategic systems.

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The table presented below summarizes the allocation of the fair value of ARC’s assets acquired and liabilities assumed as of the acquisition date:

October 17, 2003

(In millions)
Current assets	$51
Noncurrent assets	53
Intangible assets subject to amortization(1)
Customer related(2)	12
Process technology(3)	7
Goodwill	62

Total assets acquired	185

Current liabilities	23
Noncurrent liabilities	18

Total liabilities assumed	41

Net assets acquired	$144

(1)	25 year weighted average useful life.

(2)	27 year life on customer related intangibles.

(3)	22 year life on process technology.
      The Company recorded $62 million of goodwill in its Aerospace and Defense segment and expects $32 million of goodwill to be deductible for tax purposes. As a condition to the Federal Trade Commission’s approval of the acquisition of the propulsion business from ARC, Aerojet was required to divest the former ARC in-space propulsion business operated out of facilities located in New York and the United Kingdom. As such, $6 million of assets and $2 million of liabilities at these locations were recorded as held for sale and were included in assets and liabilities of discontinued operations, respectively, as of November 30, 2003. During fiscal 2004, the Company adjusted the valuation of the assets and liabilities held for sale by $2 million as a result of more accurate data and sold the business to American Pacific Corporation for approximately $4 million in cash and the assumption of certain liabilities.

Redmond, Washington Operations
      In October 2002, Aerojet acquired the assets of the General Dynamics Ordnance and Tactical Systems Space Propulsion and Fire Suppression business (Redmond, Washington operations) for $93 million, including cash of $90 million and transaction costs of $5 million, net of a purchase price adjustment due back to the Company in the amount of $2 million. During fiscal 2004, the Company recorded an adjustment of $1 million as the result of recording the post retirement obligation associated with the acquired Redmond, Washington operation’s employees.
12.     Employee Pension and Other Postretirement Benefit Plans

a. Defined Benefit and Other Postretirement Benefit Plans
      The Company has defined benefit pension plans covering substantially all salaried and hourly domestic employees. Normal retirement age is 65, but certain plan provisions allow for earlier retirement. The Company’s funding policy complies with the funding requirements under applicable laws and regulations. Pension benefits are calculated under formulas principally based on average earnings and length of service for

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
salaried employees and under negotiated non-wage based formulas for hourly employees. Pension plan assets are invested primarily in listed stocks and bonds.
      In addition to providing pension benefits, the Company provides healthcare and life insurance benefits (postretirement benefits) to most domestic retired employees, with varied coverage by employee group. Aerojet employees hired after January 1, 1997 are not eligible for postretirement healthcare and life insurance benefits. All other employees hired after January 1, 1995 are not eligible for postretirement healthcare benefits. The healthcare plans generally provide for cost sharing between the Company and its retirees in the form of retiree contributions, deductibles and coinsurance. Postretirement benefit obligations are unfunded and the costs are accrued based on the date the employees become eligible for the benefits.
      The following information summarizes the balance sheet impacts of the Company’s defined benefit pension plans and other postretirement benefit plans. The plan assets, benefit obligations and the funded status of the plans are determined at the annual measurement date of August 31 for each year presented below.

			Other
	Defined Benefit		Postretirement
	Pension Plans		Benefit Plans

	Year Ended November 30,

	2004	2003	2004	2003

	(In millions)
Change in fair value of plan assets:
Fair value — beginning of year	$1,624	$1,589	$—	$—
Actual return on plan assets	191	159	—	—
Divestiture(3)	(52)	—	—	—
Employer contributions	2	1	20	25
Benefits paid	(129)	(125)	(20)	(25)

Fair Value — end of year	$1,636	$1,624	$—	$—

Change in benefit obligation:
Benefit obligation — beginning of year	$1,603	$1,510	$190	$181
Service cost(1)	17	13	1	1
Interest cost(1)	115	109	11	12
Amendments	1	6	—	—
Acquisition(2)	—	9	—	—
Divestiture(3)	(44)	—	(8)	—
Medicare Act(4)	—	—	(3)	—
Actuarial (gain) loss	54	81	(44)	12
Benefits paid	(129)	(125)	(20)	(25)

Benefit Obligation — end of year(5)	$1,617	$1,603	$127	$181

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Other
	Defined Benefit		Postretirement
	Pension Plans		Benefit Plans

	Year Ended November 30,

	2004	2003	2004	2003

	(In millions)
Funded status of the plans	$19	$21	$(127)	$(188)
Unrecognized actuarial loss	246	281	(32)	13
Unrecognized prior service cost	9	8	(8)	(12)
Unrecognized transition amount	—	(2)	—	—
Minimum funding liability	(1)	—	—	—
Employer contributions/benefit payments August 31 through November 30	1	1	3	6
Discontinued Operations	—	—	—	7

Net Asset (Liability) Recognized in the Consolidated Balance Sheets(6)	$274	$309	$(164)	$(174)

(1)	Represents service and interest costs for continuing and discontinued operations.

(2)	As discussed in Note 11, the Company acquired the propulsion business of ARC in October 2003.

(3)	As discussed in Note 17, the Company sold the GDX business effective August 31, 2004.

(4)	As discussed in Note 20, the Company reduced its accumulated plan benefit obligation by $3 million related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

(5)	Pension amounts include $14 million in fiscal 2004 and $22 million in fiscal 2003 for unfunded plans.

(6)	Pension amounts include $13 million in fiscal 2004 and $22 million in fiscal 2003 for unfunded plans.
      As of the August 31, 2004 and 2003 measurement dates, the accumulated benefit obligation for the defined benefit pension plans was $1.6 billion.
      Components of the amounts recognized in the Company’s Consolidated Balance Sheets are detailed below:

			Other
	Defined Benefit		Postretirement
	Pension Plans		Benefit Plans

	As of November 30,

	2004	2003	2004	2003

	(In millions)
Prepaid pension asset	$278	$314	$—	$—
Postretirement benefits other than pensions, current	—	—	(15)	(26)
Other current liabilities	(2)	(2)	—	—
Postretirement benefits other than pensions, long term	—	—	(149)	(148)
Other noncurrent liabilities	(2)	(3)	—	—
Intangible assets	1	1	—	—
Accumulated other comprehensive loss	1	3	—	—
Minimum funding liability	(2)	(4)	—	—

Net Asset (Liability) Recognized in the Consolidated Balance Sheets	$274	$309	$(164)	$(174)

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company used the following assumptions, calculated based on a weighted-average, to measure the benefit obligations and to compute the expected long-term return on assets for the Company’s employee pension and postretirement benefit plans:

	Defined		Other
	Benefit		Postretirement
	Pension Plans		Benefit Plans

	2004	2003	2004	2003

Discount rate	6.25%	6.50%	6.00%	6.25%
Expected long-term rate of return on plan assets	8.75%	8.75%	*	*
Rate of compensation increase	4.50%	4.50%	*	*
Initial healthcare trend rate	*	*	10.00%	11.60%
Ultimate healthcare trend rate	*	*	5.00%	5.10%
Year ultimate rate attained	*	*	2011	2014

*	Not applicable.
      Certain actuarial assumptions, such as the assumed discount rate, the long-term rate of return and the assumed healthcare cost trend rates, can have a significant effect on the amounts reported for the periodic cost of pension benefits and postretirement benefits, as well as the respective benefit obligation amounts.
      The assumed discount rate represents the market rate available for investments in high-quality fixed income instruments based on the expected benefit payments for the pension and postretirement benefit plans. For 2004 pension benefit obligations, the discount rate was reduced to 6.25% and for postretirement benefit obligations the discount rate was reduced to 6.00% to reflect market interest rate conditions.
      The long-term rate of return for plan assets is based on current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. Best estimate assumptions are developed for each asset class by reviewing return forecasts of external investment management firms as well as historical returns for each asset class, including incremental returns achieved through active management and expected management fees and plan expenses. These assumptions are applied to the expected asset mix to determine the long-term rate of return assumption. The Company assumed an expected return on plan assets of 8.75% for 2004 benefit obligations, consistent with 2003.
      The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates for the postretirement benefit plans. For 2004 postretirement benefit obligations, the Company assumed a 10% annual rate of increase in the per capita cost of covered healthcare claims with the rate decreasing over 7 years until reaching 5%. A one percentage point increase in the assumed trend rate for healthcare costs would have increased the postretirement accumulated benefit obligation for continuing and discontinuing operations by $3 million recorded as of November 30, 2004 and the effect on the service and interest cost components of expense for 2004 would not have been significant. A one percentage point decrease in the assumed trend rate for healthcare costs would have decreased the postretirement accumulated benefit obligation for continuing and discontinued operations by $2 million recorded as of November 30, 2004 and the effect on the service and interest cost components of expense for fiscal 2004 would not have been significant.

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s pension plans weighted average asset allocation and the investment policy ranges at August 31, 2004 and 2003 (the Plans measurement dates), by asset category is as follows:

			Target
	2004	2003	Allocation(1)

Domestic equity securities	42%	46%	43%
International equity securities	15	16	15
Bonds	42	37	41
Real estate	1	1	1

(1)	Target range is plus or minus 2%.
      The Company’s investment strategy consists of a long-term, risk-controlled approach using diversified investment options with a minimal exposure to volatile investment options such as derivatives and includes the use of a diversified allocation of equity, bonds, and real estate exposures that are customized to each plan’s projected cash flow requirements.
      The Company expects to contribute $2 million to funded pension plans in fiscal 2005, which is recoverable under government contracts, and expects to pay $3 million in benefits to participants for unfunded pension plans. The Company expects to pay $15 million in other postretirement benefits in fiscal 2005, of which $3 million is recoverable under government contracts.
      The following presents estimated future benefit payments, including expected future service, as appropriate:

		Other
	Defined Benefit	Postretirement
	Pension Plans	Benefit Plans

	(In millions)
2005	$131	$15
2006	130	15
2007	128	14
2008	126	14
2009	125	13
Years 2010 – 2014	598	57

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the net periodic expense for pension benefits and other postretirement benefits for continuing operations are detailed below:

	Defined Benefit			Other Postretirement
	Pension Plans			Benefit Plans

	Year Ended November 30,

	2004	2003	2002	2004	2003	2002

	(In millions)
Service cost	$12	$10	$7	$—	$1	$1
Interest cost on benefit obligation	113	106	113	10	12	13
Assumed return on plan assets(1)	(135)	(139)	(155)	—	—	—
Amortization of transition obligation	(2)	(2)	(2)	—	—	—
Amortization of prior service costs	2	2	2	(4)	(4)	(5)
Amortization of net (gains) losses	48	13	(12)	—	—	—

Net periodic benefit (income) expense	$38	$(10)	$(47)	$6	$9	$9

(1)	Actual returns on for continuing and discontinued operations plan assets were $191 million in fiscal 2004, $159 million in fiscal 2003 and a loss of $98 million in fiscal 2002.
      The pension and postretirement benefit (income) expense for discontinued operations is detailed below:

	Year Ended
	November 30,

	2004	2003	2002

	(In millions)
Pension and postretirement benefit (income) expense	$9	$(5)	$(3)
Settlement/curtailment(1)	10	—	—

Net periodic benefit (income) expense	$19	$(5)	$(3)

(1)	Related to the sale of the GDX business.
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
      In August 2004, the FASB issued Staff Position No. 106-2 (FSP 106-2), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of post-retirement health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy and specifies the disclosure requirements for employers who have adopted FSP 106-2, including those who are unable to determine whether benefits provided under its plan are actuarially equivalent to Medicare Part D. FSP 106-2 was effective for the Company in the fourth quarter of fiscal 2004. The Company reduced its accumulated plan benefit obligation by $3 million related to the Act. The Company also expects to receive an annual federal subsidy of less than $0.5 million per year beginning in fiscal 2006 through fiscal 2014.

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

b. Defined Contribution Pension Plans
      The Company sponsors defined contribution pension plans and participation in these plans is available to substantially all domestic employees. Company contributions to these plans generally are based on a percentage of employee contributions. The cost of these plans for both continuing and discontinued operations was $9 million in fiscal 2004, $7 million in fiscal 2003 and $7 million in fiscal 2002. The Company’s contribution to the plans is invested entirely in the GenCorp Stock Fund, and may be funded with cash or shares of GenCorp common stock. Effective fiscal 2004, most participants are allowed to diversify their investments in GenCorp stock to other investment alternatives offered in the Plans.

c. Postemployment Benefits
      The Company provides postemployment benefits to its employees. Such benefits include disability-related, workers’ compensation benefits and severance payments for certain employees. The Company accrues for the cost of such benefits once an appropriate triggering event has occurred.

13.	Commitments and Contingencies

a. Lease Commitments
      The Company and its subsidiaries lease certain facilities, machinery and equipment and office buildings under long-term, non-cancelable operating leases. The leases generally provide for renewal options ranging from one to forty-five years and require the Company to pay for utilities, insurance, taxes and maintenance. Rent expense was $7 million in fiscal 2004, $3 million in fiscal 2003 and $3 million in fiscal 2002. The Company also leases certain surplus facilities to third parties. The Company recorded lease revenue of $6 million in fiscal 2004, fiscal 2003 and fiscal 2002 related to these arrangements which have been included in net sales. The future minimum rental commitments under all non-cancelable operating leases and lease revenue in effect as of November 30, 2004 were as follows:

	Future Minimum	Lease
	Rental Commitments	Revenue

	(In millions)
2005	$6	$6
2006	4	6
2007	3	6
2008	—	5
2009	—	3
Thereafter	—	—

	$13	$26

b. Legal proceedings
      From time to time, GenCorp and its subsidiaries are subject to legal proceedings, including litigation in federal and state courts, which arise out of, and are incidental to, the ordinary course of business. The Company is also subject to governmental investigations by state and federal agencies. The Company cannot predict the outcome of such proceedings with any degree of certainty, and therefore as of November 30, 2004, an estimate of probable loss or range of loss cannot be made. The potential liabilities that may result could have a material adverse effect on the Company’s financial position or the results of operations.

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Groundwater Cases
      Along with other industrial Potentially Responsible Parties (PRPs) and area water purveyors, Aerojet was sued in three cases by approximately 500 individual plaintiffs residing in the vicinity of Aerojet’s facilities near Sacramento, California (the Sacramento cases). One of the cases has subsequently been dismissed by the plaintiff in that action. The trial court determined that the Public Utility Commission regulated water purveyor defendants did not serve water in violation of state and federal standards. Accordingly, such regulated water entities were dismissed from the litigation. The Sacramento Superior Court through the initial pleading stage had reduced the number of plaintiffs in the Sacramento cases to approximately 300. On or about May 28, 2004 and July 23, 2004, the Sacramento Superior Court dismissed, without leave to amend, nearly 250 plaintiffs, leaving the number of plaintiffs at 53. Subsequent dismissals have reduced the number of plaintiffs to 27. The remaining individual plaintiffs in the Sacramento cases generally seek damages for illness (in some cases death) and economic injury allegedly caused by their ingestion of groundwater contaminated or served by defendants, without specifying actual damages. Discovery in the Sacramento cases is ongoing and the first phase of the trial has been set for August 2005. Aerojet has retained outside counsel and is vigorously defending these actions.
      Aerojet was also sued in 14 cases by approximately 1,100 individual plaintiffs residing in the vicinity of Aerojet’s former facility in Azusa, California (the San Gabriel Valley cases). In the San Gabriel Valley cases, the number of plaintiffs has been reduced to approximately 500. The San Gabriel Valley cases, coordinated for trial in Los Angeles, California, are proceeding under two master complaints and pretrial discovery is in process. The remaining individual plaintiffs in the San Gabriel Valley cases generally seek damages for illness (in some cases death) and economic injury allegedly caused by their ingestion of groundwater contaminated or served by defendants, without specifying actual damages. Aerojet and other industrial defendants involved in the cases are required to carry on certain investigations by order of the U.S. Environmental Protection Agency (EPA) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).
      The trial court in the San Gabriel Valley cases has ruled that regulated water entity defendants will only be held accountable based on quantitative or numerical standards such as “maximum contaminant levels” (MCL) or “action levels.” The trial court also ruled that a single exceedance of a numerical standard does not constitute a violation. Rather, a violation requires a “failure to comply with the regulatory scheme, and not merely by exceedances of the MCL.” Thus, an exceedance of an action level, by itself, does not give rise to a cause of action. Plaintiffs have sought to overturn these rulings, but a final determination has not yet been made. The court also determined that the Public Utility Commission regulated water entity defendants did not serve water in violation of state and federal standards. Accordingly, such regulated water entities were dismissed from the litigation. Numerous defendants have settled with the plaintiffs. Currently, 162 of the remaining approximately 500 San Gabriel Valley plaintiffs are subject to early trial — most likely in 2005. Aerojet has notified its insurers, retained outside counsel and is vigorously defending these actions.
      Aerojet and other defendants were sued by the Orange County Water District, a public entity with jurisdiction over groundwater resources and water supplies in Orange County. Orange County Water District v. Northrop Corporation, et al., Case No. O4CC00715, Orange County (CA) Superior Court, served December 29, 2004. The plaintiff alleges that groundwater in Orange County, California is contaminated with chlorinated solvents that were allegedly released to the environment by Aerojet and other industrial defendants causing it to incur unspecified response costs and other damages. The plaintiff seeks declaratory relief and recovery of past costs in connection with investigation and remediation of groundwater resources. Aerojet has filed its answer and discovery has commenced.

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Air Pollution Cases
      Aerojet and several other defendants have been sued by private residents living in the vicinity of Chino and Chino Hills, California. The cases have been consolidated and are pending in the U.S. District Court for the Central District of California. Baier, et al. v. Aerojet-General Corporation, et al., Case No. EDCV 00 618VAP (RNBx) CA; Kerr, et al. v. Aerojet-General Corporation, Case No. EDCV 01-19VAP (SGLx); and Taylor, et al. v. Aerojet-General Corporation, et al., Case No. EDCV 01-106 VAP (RNBx). An additional case involving similar allegations was filed in 2004. Yeh, et al. v. Aerojet-General Corporation, Case No. RCV 083065 San Bernardino County Superior Court (transferred to U.S. District Court, Central District, CA, renumbered Case No. EDCV 04-1354-VAP(SHx). This case has been coordinated with the Baier, Kerr and Taylor cases.
      Plaintiffs generally allege that defendants released hazardous chemicals into the air at their manufacturing facilities, which allegedly caused illness, death, and economic injury. Various motions have reduced the number of plaintiffs from 80 to 48. Discovery is proceeding in the cases. Trial is likely to be scheduled for 2006. Aerojet has notified its insurers and is vigorously defending the actions.
     Water Entity Cases
      In October 2002, Aerojet, along with approximately 65 other individual and corporate defendants, was served with four civil suits filed in the U.S. District Court for the Central District of California that seek recovery of costs allegedly incurred in response to the contamination present at the South El Monte Operable Unit (SEMOU) of the San Gabriel Valley Superfund site. The cases are denominated as follows: The City of Monterey Park v. Aerojet-General Corporation, et al., (CV-02-5909 ABC (RCx)); San Gabriel Basin Water Quality Authority v. Aerojet-General Corporation, et al., (CV-02-4565 ABC (RCx)); San Gabriel Valley Water Company v. Aerojet-General Corporation, et al., (CV-02-6346 ABC (RCx)) and Southern California Water Company v. Aerojet-General Corporation, et al., (CV-02-6340 ABC (RCx)). The cases have been coordinated for ease of administration by the court. The plaintiffs’ claims are based upon allegations of discharges from a former site in the El Monte area, as more fully discussed below under the headings “San Gabriel Valley Basin, California — South El Monte Operable Unit.” The total cost estimates to implement projects under the UAO prepared by EPA and the water entities is approximately $90 million. Aerojet is vigorously defending the actions as its investigations do not identify a credible connection between the contaminants identified by the water entities in the SEMOU and those detected at Aerojet’s former facility located in El Monte, California, near the SEMOU (East Flair Drive site). Aerojet has filed third-party complaints against several water entities on the basis that they introduced perchlorate-containing Colorado River water to the basin. Those water entities have filed motions to dismiss Aerojet’s complaints. The motions as well as discovery have been stayed pending efforts to resolve the litigation through mediation. Aerojet has notified its insurers of these claims.
     Wotus, et al. v. GenCorp Inc. and OMNOVA Solutions Inc.
      In October 2000, a group of hourly retirees filed a federal lawsuit against GenCorp Inc. (GenCorp) and OMNOVA Solutions Inc. (OMNOVA) disputing certain retiree medical benefits. Wotus, et al. v. GenCorp Inc., et al., U.S.D.C., N.D. OH (Cleveland, OH), Case No. 5:00-CV-2604. The retirees seek rescission of the then current Hourly Retiree Medical Plan established in the spring of 1994, and the reinstatement of the prior plan terms. The crux of the dispute relates to union and GenCorp negotiated modifications to retiree benefits that, in exchange for other consideration, now require retirees to make benefit contributions as a result of caps on company-paid retiree medical costs implemented in late 1993. A retiree’s failure to pay contributions results in a termination of benefits. The Company prevailed in similar litigation filed in 1995 involving salaried employees arising at the Company’s Wabash, Indiana location. Divine, et al. v. GenCorp Inc., U.S.D.C., N.D. IN (South Bend, IN), Case No. 96-CV-0394-AS.

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The initial plaintiffs consisted of four hourly retirees from the Jeannette, Pennsylvania facility of OMNOVA, the company spun-off from GenCorp on October 1, 1999, two hourly retirees from OMNOVA’s former Newcomerstown, Ohio facility, and three hourly retirees from the Company’s former tire plants in Akron, Ohio; Mayfield, Kentucky; and Waco, Texas. The plaintiffs sought class certification seeking to represent all eligible hourly retirees formerly represented by the unions URW or USWA. The unions are not party to the suit and have agreed not to support such litigation pursuant to an agreement negotiated with us. In December 2003, the trial court denied plaintiffs’ motion for class action certification. The plaintiffs filed a motion seeking reconsideration, and that motion was denied. Plaintiffs petitioned the Sixth Circuit Court of Appeals (Court of Appeals) for the right to seek an interlocutory appeal of the trial court’s denial of class certification. The Court of Appeals denied that petition in August 2004.
      Following the Court of Appeals ruling on the interlocutory appeal, the trial court lifted the stay on the Wotus case and denied a pending motion filed on behalf of 241 individuals who sought to intervene in the Wotus case. The result of these rulings is that that the Wotus case will move forward with the nine remaining individual plaintiffs or their estates. Extensive discovery has already occurred in this case. The Company has given notice to its insurance carriers and is receiving reimbursement for portions of its defense fees and costs. The Company is vigorously defending these claims. A trial in the Ohio federal court is not expected until sometime after the summer of 2005.
      OMNOVA had requested defense and indemnification from the Company regarding this matter. The Company denied this request and the party-defendants engaged in arbitration as required pursuant to the 1999 GenCorp-OMNOVA spin-off agreements. On May 26, 2004, the arbitrator issued his decision holding that the Company is required to defend and indemnify OMNOVA in the Wotus matter. Because the Company believes that the arbitrator’s ruling was overbroad and exceeded the scope of the arbitration, the Company has sought clarification, and possible modification, of the ruling in Ohio state court.
     Baumgardner et al. v. GenCorp Inc. and OMNOVA Solutions Inc.
      On or about July 8, 2004, the 241 individuals who sought to intervene in the Wotus matter filed a separate lawsuit against GenCorp and OMNOVA, also in the U.S. District Court for the Northern District of Ohio, seeking the same claims and relief (other than class certification) as in the Wotus matter. Baumgardner, et al. v. GenCorp Inc. et al., U.S.D.C., N.D. OH (Cleveland, OH), Case No. 1:04 CV 1278. The number of plaintiffs in the Baumgardner case was subsequently increased to 294. After the Sixth Circuit Court of Appeals denied the Wotus plaintiffs’ petition for an interlocutory appeal, and denied the Baumgardner plaintiffs’ motion to intervene in the Wotus case, the trial court ruled that the joinder of the 294 individuals in the Baumgardner case was improper. As a result of that decision, the trial court dismissed the Baumgardner case, tolling the statute of limitations for such individuals until October 31, 2004. The trial court extended the tolling of the statute of limitations for the former Baumgardner plaintiffs through February 28, 2005. On February 4, 2005, the former Baumgardner plaintiffs filed individual complaints against the Company and Omnova with the same allegations that were made in the Baumgardner case.
     GenCorp Inc. v. Olin Corporation
      In August 1991, Olin Corporation (Olin) advised the Company that under a 1962 manufacturing agreement with Olin (the 1962 Agreement), it believed GenCorp to be jointly and severally liable for certain Superfund remediation costs, estimated by Olin to be $70 million. The costs are associated with a former Olin manufacturing facility and its waste disposal sites in Ashtabula County, Ohio. In 1993, the Company sought a declaratory judgment in federal court (the Ohio Court) that it was not responsible for such environmental remediation costs. GenCorp Inc. v. Olin Corporation, Case No. 5:93CV2269, U.S. District Court, N.D. Ohio. Olin counterclaimed seeking a judgment that the Company was liable for a share of remediation costs. The Company argued that it was not derivatively or directly liable as an arranger for disposal of waste at the “Big D

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Campground” landfill (Big D site), both as a matter of fact and law. As a defense to Olin’s counterclaim, the Company asserted that under the terms of the 1962 Agreement, Olin had a contractual obligation to insure against environmental and other risks and that its failure to protect such insurance payments under these policies precluded Olin from recovery against the Company for these remediation costs. Further, the Company claims that any failure on Olin’s part to comply with the terms of such insurance policies would result in the Company being entitled to breach of contract remedies resulting in a reduction in any CERCLA liability amounts determined to be owed to Olin that would have otherwise been recovered from Olin’s insurance carriers (the Reduction Claims).
      In 1999, the Ohio Court rendered an interim decision on CERCLA liability. The Ohio Court found GenCorp 30% liable and Olin 70% liable for remediation costs at the Big D site. The Ohio Court also found GenCorp 40% liable and Olin 60% liable for remediation costs, including costs for off-site disposal (other than the Big D site) and costs attributable to contamination at the Olin TDI facility, a plant built and operated by Olin on GenCorp property near the Big D site. However, the trial court did not rule on the Company’s Reduction Claims and determined it would hold these claims in abeyance.
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
      Olin appealed the NY Court’s ruling to the Second Circuit Court of Appeals. In November 2003, the Second Circuit Court of Appeals vacated the NY Court’s decision with respect to Olin’s excess insurance carriers. While the Second Circuit Court of Appeals upheld the dismissal as to the primary carriers, it held that the trial court failed to make a record sufficient to dismiss the excess carriers. Thus, the case was remanded to the NY Court for further proceedings. On further review, the NY Court may still decide that Olin’s notice to the excess insurance carriers remains untimely or could decide it was timely. If the NY Court decides Olin’s notice was untimely, the Ohio Court could rule in GenCorp Inc. v. Olin Corporation that Olin’s late notice constituted a breach of Olin’s obligation under the 1962 Agreement to protect the insurance; or it could conclude that Olin’s conduct does not support the Company’s Reduction Claims and thus does not reduce the Company’s liability. If the Ohio Court rules that Olin’s late notice is a breach of the 1962 Agreement, then it must determine the damages suffered by the Company as a result of the breach. The Company has argued that the proper measure of damages is the coverage limits of the policies that Olin forfeited — an amount in this case that is more than sufficient to cover the Company’s entire liability.
      On November 21, 2002, the Ohio Court issued a memorandum opinion and judgment entering “final” judgment in favor of Olin in the amount of approximately $19 million plus prejudgment interest in the amount of approximately $10 million. At that time, the Ohio Court did not decide the Company’s Reduction Claims against Olin. The Ohio Court held that the Company’s Reduction Claims “are held in abeyance pending the resolution of [Olin’s] appeal in the New York insurance litigation.”
      On January 22, 2003, the Ohio Court issued a judgment order stating the case was “terminated” on the Ohio Court’s docket. However, in its memorandum opinion and order of the same date, the Ohio Court stated “[w]hether there was an insurable event upon which Olin would have been entitled to recovery had it provided its insurers with timely notice... and... whether GenCorp is entitled to credit based upon Olin’s omission which foreclosed insurance recovery for Big D, remain unresolved.” Management believes that a recovery on the Company’s Reduction Claims could range from a nominal amount to an amount sufficient to reduce the judgment against the Company in its entirety.

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company appealed the CERCLA contribution liability to the Sixth Circuit Court of Appeals (the Court of Appeals). GenCorp Inc. v. Olin Corporation, Docket Nos. 03-3019; 03-3211, United States Court of Appeals for the Sixth Circuit. In the appeal, the Company argued that it was not directly or indirectly liable as an arranger for Olin’s waste disposal at the Big D site and that it did not either actively control Olin’s waste disposal choices or operate the plant on a day-to-day basis. The Court of Appeals heard oral arguments on June 11, 2004. On November 22, 2004, the Court of Appeals issued its opinion ruling against the Company with respect to all of its major claims. Subsequently, the Company filed a petition for a rehearing en banc. The Company is awaiting a decision on such petition.
      The Reduction Claims portion of the case is on hold pending final resolution of the NY Court’s determination as to whether Olin’s notice to its insurance carriers was or was not timely. Irrespective of the outcome of its appeal, the Company believes it has contractual protection against Olin’s claims by virtue of Olin’s obligations to procure and protect insurance. The Ohio Court had previously stated that pursuant to the terms of the 1962 Agreement, it was Olin’s contractual obligation to obtain insurance coverage and the evidence adduced during the litigation showed that Olin had in place insurance coverage during the period in question in the amount of $40 million to $50 million.
      In summary, while the Ohio Court’s order finding the Company liable to Olin for a CERCLA contribution payment was upheld by the Sixth Circuit Court of Appeals, pending any decision on the Company’s petition for rehearing, the Company has concluded it is not appropriate to accrue any additional amount related to that finding because: (a) the Company previously accrued the entire amount of its estimated potential liability for contamination at the Olin TDI facility and related offsite contamination, except for disposal at the Big D site; (b) the Company believes it will prevail on appeal on the basis that it is not derivatively or directly liable as an arranger for disposal at the Big D site, both as a matter of fact and law; and (c) irrespective of whether, upon exhausting all avenues of appeal, there is a finding of CERCLA liability, the Company believes that: (i) if Olin prevails in the NY Court action against its excess insurance carriers , the Company will ultimately benefit from available insurance proceeds and may make no payment to Olin; or (ii) if Olin fails in its appeal, that Olin’s breach of its contractual obligations to provide insurance will result in a reduction in, or elimination of, some or all of such liability. In any event, the possible amount of additional liability arising from this case or any reduction in the Company’s liability, if any, cannot be established at this time.
     Tolwin et al. v. GenCorp Inc. et al.
      In November 2004, an alleged shareholder of the Company filed a lawsuit in Superior Court of the State of California, Sacramento County, against the Company, its directors and one executive officer. Tolwin et al. v. GenCorp Inc. et al. Plaintiff alleges that the defendants breached their fiduciary duties by failing to give adequate consideration to reasonable acquisition offers. Plaintiff seeks class action status and on behalf of herself and other similarly situated individuals, plaintiff seeks damages and injunctive relief. The defendants have filed an answer to the complaint. The Company has notified its insurers and intend to vigorously defend this action.
     Vinyl Chloride Cases
      Between the early 1950s and 1985, the Company produced polyvinyl chloride (PVC) resin at its former Ashtabula, Ohio facility. PVC is one of the most common forms of plastic currently on the market. A building block compound of PVC is vinyl chloride (VC), now listed as a known carcinogen by several governmental agencies. The Occupational Safety and Health Administration (OSHA) has strictly regulated workplace exposure to VC since 1974.
      Since the mid-1990s, the Company has been named in 46 cases involving alleged exposure to VC. With the exception of two cases brought by families of former Ashtabula employees, the Company is alleged to be a

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
“supplier/manufacturer” of PVC and/or a civil co-conspirator with other VC and PVC manufacturers. Plaintiffs generally allege that the Company suppressed information about the carcinogenic risk of VC to industry workers, and placed VC or PVC into commerce without sufficient warnings. A few of these cases allege VC exposure through various aerosol consumer products, in that VC had been used as an aerosol propellant during the 1960s. Defendants in these “aerosol” cases include numerous consumer product manufacturers, as well as the more than 30 chemical manufacturers. The Company used VC internally, but never supplied VC for aerosol or any other use.
      Of the total 46 cases, 22 have been settled or dismissed on terms favorable to the Company, including the cases where the Company was the employer. The remaining 24 pending cases involve employees at VC or PVC facilities owned or operated by others, or allege aerosol exposure. One of the pending cases is a class action seeking a medical monitoring program for former employees at a PVC facility in New Jersey. The complaints in each of these cases assert that the Company’s involvement in the alleged conspiracy stems from the Company’s membership in trade associations.
      Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued for such contingencies. The Company is vigorously defending against all claims in these cases.
     Asbestos Litigation
      Over the years, the Company has from time to time been named as defendants in lawsuits alleging personal injury or death due to exposure to asbestos in building materials or in manufacturing operations. The majority have been filed in Madison County, Illinois and San Francisco, California. Since 1998, more than 100 of these asbestos lawsuits have been resolved, with the majority being dismissed and many being settled for less than $0.1 million each. As of November 30, 2004, there were 70 pending asbestos cases.
      In July 2004, PCC Flow Technologies, Inc. (PCC), a subsidiary of Precision Castparts Corp., sent a demand letter to Aerojet seeking indemnification for approximately fifty seven pending asbestos cases, and forty two settled or closed asbestos cases. PCC claims that it is the successor to the business of Johnston Pump Company, a business operated by a subsidiary of Aerojet. In 1984, Johnston Pump Company sold certain assets relating to the Johnston Pump and valve business. PCC contends that the purchase agreement provided that the seller would retain liability for product liability claims arising out of products manufactured prior to the closing date in 1984 and would indemnify and defend the buyer from such claims. PCC also contends that Aerojet guaranteed the seller’s alleged indemnity obligations contained in the purchase agreement. PCC has filed a lawsuit against two of the Company’s subsidiaries seeking recovery for past costs associated with defending these cases. The Company has agreed in principle with PCC to settle this dispute and as part of that settlement, the Company will be defending PCC and its affiliates in approximately 48 additional pending asbestos cases after the final settlement agreement is negotiated and executed.
      Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued for such contingencies.
     Other Legal Matters
      The Company is subject to other legal actions, governmental investigations and proceedings relating to a wide range of matters in addition to those discussed above. While there can be no certainty regarding the outcome of any litigation, investigation or proceeding, in the opinion of the Company’s management, after reviewing the information that is currently available with respect to such matters, any liability that may

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ultimately be incurred with respect to these matters is not expected to materially affect the Company’s consolidated financial condition. The effect of the resolution of these matters on the Company’s financial condition and results of operations, the Company’s liquidity and available financial resources cannot be predicted because any such effect depends on future results of operations, liquidity position and available financial resources, and the amount and timing of the resolution of such matters. In addition, it is possible that amounts could be significant in any particular reporting period.
     c. Environmental Matters
     Sacramento, California
      In 1989, a federal district court in California approved a Partial Consent Decree (Decree) requiring Aerojet to conduct a Remedial Investigation/ Feasibility Study (RI/ FS) of a portion of Aerojet’s Sacramento site. The Decree required Aerojet to prepare a RI/ FS report on specific environmental conditions present at the site and alternatives available to remediate such conditions. Aerojet also is required to pay for certain governmental oversight costs associated with Decree compliance. Beginning in the mid-1990s, the State of California expanded its surveillance of perchlorate and nitrosodimethylamine (NDMA). Under the RI/ FS, traces of these chemicals were detected using new testing protocols in public water supply wells near Aerojet’s Sacramento site.
      Aerojet completed the initial phase of a site-wide remedial investigation in 1993. In addition, Aerojet has installed six groundwater extraction and treatment facilities as interim measures to control groundwater contamination at the Sacramento site. Aerojet is also investigating groundwater contamination both on and off its facilities through the development of operable unit feasibility studies. On August 19, 2002, the EPA issued an administrative order requiring Aerojet to implement the EPA approved remedial action for the Western Groundwater Operable Unit. A nearly identical order was issued by the California Regional Water Quality Control Board, Central Valley (Central Valley RWQCB). In fiscal 2003, Aerojet discovered previously unidentified NDMA-contaminated groundwater located to the north and west of the Western Groundwater Operable Unit boundaries. Following such discovery, Aerojet undertook investigation to characterize the extent of the contamination. This investigation has been substantially completed. This contaminated groundwater zone has been incorporated into the Western Groundwater Operable Unit remediation plan. Based on sampling, Aerojet believes that no municipal drinking water wells are threatened by this finding. Aerojet will continue to conduct feasibility studies to refine technical approaches and costs to remediate the site. The remediation costs are principally for design, construction, enhancement and operation of groundwater and soil treatment facilities, ongoing project management and regulatory oversight. A discussion of Aerojet’s efforts to estimate these costs is contained below under the heading “Environmental Reserves and Estimated Recoveries.”
      On April 15, 2002, the United States District Court approved and entered a Stipulation and Order Modifying the Partial Consent Decree (Stipulation and Order). Among other things, the Stipulation and Order removed approximately 2,600 acres of Aerojet’s property from the requirements of the Decree and from the Superfund site designation, enabling Aerojet to put the 2,600 acres to more productive use. The Stipulation and Order (i) requires the Company to provide a guarantee of up to $75 million (in addition to a prior $20 million guarantee) to assure that remediation activities at the Sacramento site are fully funded; (ii) requires Aerojet to provide a short-term and long-term plan to replace lost water supplies; and (iii) divides the Superfund site into “Operable Units” to allow Aerojet and the regulatory agencies to more efficiently address and restore priority areas. For the first three years of the Stipulation and Order, the new guarantee is partially offset by financial assurances provided in conjunction with the Baldwin Park Operable Unit (BPOU) agreement (discussed below). Obligations under the $75 million aggregate guarantee are limited to $10 million in any year. Both the $75 million aggregate guarantee and the $10 million annual limitation are subject to adjustment annually for inflation.

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Aerojet leased the southern portion of the Sacramento site to Douglas Aircraft for rocket assembly and testing from 1957 to 1961 and sold approximately 3,800 acres, including the formerly leased portion, to Douglas Aircraft in 1961. Aerojet reacquired such property known as IRCTS from MDC, the successor to Douglas Aircraft and now an operating unit of The Boeing Company, in 1984. Both MDC and Aerojet were ordered to investigate and remediate environmental contamination by certain orders issued in 1991 and 1994 by the California Department of Toxic Substances Control (DTSC) and a similar 1997 order of the Central Valley RWQCB. In 1997, approximately 1,100 acres of the property were released from the DTSC orders, and in 2001, Aerojet sold such 1,100 acre property.
      In March 2004, the California Office of Environmental Health Hazard Assessment (OEHHA) established a perchlorate Public Health Goal at 6 parts per billion (ppb). The California Department of Health Services immediately established an Action Level for perchlorate at 6 ppb. The previous Action Level was 4 ppb. The National Academy of Sciences (NAS) recently issued its report on the health effects of perchlorate, which report was designed to help policymakers set both federal and state standards for perchlorate in drinking water. The NAS report suggested a reference dose that translates into approximately 25 ppb. At this time it is unclear what actions, if any, the federal and state regulatory agencies will take following the NAS report.
     San Gabriel Valley Basin, California
          Baldwin Park Operable Unit
      Aerojet, through its former Azusa, California operations, was previously named by the U.S. Environmental Protection Agency as a Potentially Responsible Party (PRP) for contamination in the portion of the San Gabriel Valley Superfund Site known as the Baldwin Park Operable Unit (BPOU).
      From January 1995 – January 1997 EPA issued Special Notice Letters to Aerojet and eighteen other companies requesting they implement a groundwater remedy. Subsequently, perchlorate, NDMA, and 1,4-dioxane were identified as contaminants in the BPOU and on June 30, 2000 the EPA issued a Unilateral Administrative Order (UAO) ordering the PRPs to implement a remedy consistent with the ROD, but encouraging the PRPs to attempt to negotiate an agreement with the local purveyors. Aerojet, along with seven other PRPs (the Cooperating Respondents) signed a Project Agreement in late March 2002 with the Water Quality Authority, Watermaster, Valley County Water District, La Puente Valley Water District, San Gabriel Valley Water Company, Suburban Water Systems and California Domestic Water Company (the Water Entities). The Project Agreement became effective on May 9, 2002. The basic structure of the Project Agreement is for the Cooperating Respondents to fund the capital, operation and maintenance costs, and administrative costs through an escrow account for a term of 15 years and settle the past environmental claims of the Water Entities. There are also provisions for maintaining financial assurance (in the form of cash or letters of credit). When fully constructed, six treatment facilities will be treating in excess of 25,000 gallons per minute for the purposes of ROD implementation and providing a potable water supply. Aerojet and the other Cooperating Respondents have entered into an interim allocation agreement that establishes the interim payment obligations of Aerojet and the remaining Cooperating Respondents for the costs of the Project Agreement. Under the interim allocation, Aerojet is responsible for approximately two-thirds of all project costs, pending completion of any allocation proceeding. All project costs are subject to reallocation among the Cooperating Respondents. Aerojet intends to continue to defend itself vigorously to assure that it is appropriately treated with other PRPs and that costs of any remediation are properly allocated among all PRPs. Aerojet has notified its insurers and is pursuing claims under its insurance policies.
      A significant amount of public funding is available to offset project costs. To date, Congress has appropriated approximately $56 million (so called Title 16 or Dreier funds), which is potentially available for payment of project costs. All such funding will require Water Quality Authority (WQA) action to allocate

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
funds to the project, which the WQA is currently considering. Approximately $34 million of the funding has been allocated to the project and additional funds may follow in later years.
      As part of Aerojet’s sale of its Electronics and Information Systems (EIS) business to Northrop Grumman Corporation (Northrop) in October 2001, the EPA approved a Prospective Purchaser Agreement with Northrop to absolve it of pre-closing liability for contamination caused by the Azusa facility, which liability will remain with Aerojet. As part of that agreement, GenCorp agreed to provide a $25 million guarantee of Aerojet’s obligations under the Project Agreement. During the first three years of the Project Agreement, the GenCorp guarantee is partially offset by other financial assurances provided in conjunction with the Project Agreement. Also as part of the EIS sale to Northrop, Aerojet paid the EPA $9 million which was an amount to be offset against Aerojet’s share of the EPA’s total claimed past costs (the EPA now claims total past costs attributable to various parties are approximately $28 million). Aerojet and the EPA have agreed to a final settlement for Aerojet’s portion of such past costs and are negotiating a consent decree. Unresolved at this time is the issue of California’s past costs which were last estimated at approximately $4 million.
      In addition to the EPA’s UAO and the Project Agreement executed with the Water Entities, the California Regional Water Quality Control Board, Los Angeles Region (Los Angeles RWQCB) issued orders to Aerojet and other PRPs to conduct groundwater investigations on their respective sites (former Azusa, California site). As a result, the Los Angeles RWQCB ordered Aerojet to conduct limited soil vapor extraction, which Aerojet completed in 2003 and is awaiting Los Angeles RWQCB approval for closure. Los Angeles RWQCB also directed Aerojet to characterize perchlorate contamination in soils. Aerojet submitted a Remedial Action Plan (RAP) to the Los Angeles RWQCB and has begun implementing the activities recommended in the RAP, and on January 11, 2005 submitted a work plan to the Los Angeles RWQCB for additional soil characterization.
          South El Monte Operable Unit (SEMOU)
      On December 21, 2000, Aerojet received an order from the Los Angeles Regional Water Quarter Control Board (RWQCB) requiring a work plan for investigation of Aerojet’s former El Monte facility. On January 22, 2001, Aerojet filed an appeal of the order with the Los Angeles RWQCB asserting selective enforcement. The appeal had been held in abeyance pending negotiations with the Los Angeles RWQCB, but due to a two-year limitation on the abeyance period, the appeal was dismissed without prejudice. In September 2001, Aerojet submitted a limited work plan to the Los Angeles RWQCB. On February 21, 2001, Aerojet received a General Notice Letter from the EPA Region IX naming Aerojet as a PRP to the SEMOU of the San Gabriel Valley Superfund site.
      Aerojet continues to negotiate with the Los Angeles RWQCB regarding an investigation of this former facility and has recently agreed to a scope of work for additional field activities and is currently implementing the field work. In the event the RWQCB demands further site investigation, Aerojet may re-file its appeal.
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

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The UAO requires the implementation of the Interim Record of Decision (IROD). The EPA extended the deadline for compliance with the UAO to allow the PRPs to resolve their liabilities with respect to SEMOU. In return, the EPA required the submission of a Good Faith Offer to implement the IROD. The Company has been working closely with the other PRPs to resolve this matter and submitted a Good Faith Offer to the EPA that was rejected on May 20, 2004. The EPA alleges that the Company, along with the other UAO recipients, has failed to transmit a Good Faith Offer in compliance with its obligations under the UAO. The Company is working diligently with the EPA and the other PRPs to resolve this matter and insure compliance with the UAO.
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
      Aerojet was successful in its efforts to eliminate several of the claims initially raised by the water entities. However, other claims remain. Aerojet has filed third-party complaints against several water entities on the basis that they introduced perchlorate-containing Colorado River water to the basin. The water entities have filed motions to dismiss Aerojet’s complaints. Discovery and the motions have been stayed pending efforts to resolve the litigation through mediation.

Other Sites
      The Company has studied remediation alternatives for its closed Lawrence, Massachusetts facility, which was primarily contaminated with polychlorinated biphenyls, and has begun site remediation and off-site disposal of debris. As part of these remediation efforts, the Company is working with local, state and federal officials and regulatory agencies to return the property to a beneficial use. The time frame for the remediation and redevelopment project is currently estimated to range from two to three years.
      The Company is also currently involved in approximately 32 other remediation actions. In many of these matters, the Company is involved with other PRPs. In many instances, the Company’s liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company’s involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company’s experience, interim and final allocations of liability costs are generally made based on relative contributions of waste. In the Company’s previous experience, the Company allocated share has frequently been minimal, and in many instances, has been less than one percent. Also, the Company is seeking recovery of its costs from its insurers.

d. Environmental Reserves and Estimated Recoveries

Reserves
      The Company continually reviews estimated future remediation costs that could be incurred by the Company which take into consideration the investigative work and analysis of the Company’s engineers, and

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the advice of its legal staff regarding the status and anticipated results of various administrative and legal proceedings. In most cases only a range of reasonably possible costs can be estimated. In establishing the Company’s reserves, the most probable estimated amount is used when determinable and the minimum is used when no single amount is more probable. The timing of payment for estimated future environmental costs is subject to variability and depends on the timing of regulatory approvals for planned remedies and the construction and completion of the remedies.
      Annually, the Company completes a review of estimated future environmental costs which incorporates, but is not limited to the following: (i) status of work completed since the last estimate; (ii) expected cost savings related to the substitution of new remediation technology and to information not available previously; (iii) obligations for reimbursement of regulatory agency service costs; (iv) updated BPOU cost estimates; (v) costs of complying with the Western Groundwater Administrative Order, including replacement water and remediation upgrades at Aerojet’s Sacramento site; (vi) estimated costs related to IRCTS and Aerojet’s Sacramento site; (vii) new information related to the extent and location of previously unidentified contamination; and (viii) additional construction costs. The Company’s review of estimated future remediation costs resulted in a net increase in the Company’s environmental reserves of $25 million in fiscal 2004, $12 million in fiscal 2003, and $107 million in fiscal 2002.
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
      A summary of the Company’s environmental reserve activity is shown below:

	November 30,	2002	2002	November 30,	2003	2003	November 30,	2004	2004	November 30,
	2001	Additions	Expenditures	2002	Additions	Expenditures	2003	Additions	Expenditures	2004

Aerojet	$252	$107	$(41)	$318	$12	$(32)	$298	$23	$(34)	$287
Other Sites	27	—	(5)	22	—	(5)	17	2	(2)	17

Environmental Reserve	$279	$107	$(46)	$340	$12	$(37)	$315	$25	$(36)	$304

      As of November 30, 2004, the Aerojet reserves include $170 million for the Sacramento site, $99 million for BPOU, and $18 million for other Aerojet sites. The reserves for Other Sites include $7 million for the Lawrence, Massachusetts site.

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
      Pursuant to the Global Settlement covering environmental costs associated with Aerojet’s Sacramento site and its former Azusa site, the Company can recover up to 88% of its environmental remediation costs for

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
these sites through the establishment of prices for Aerojet’s products and services sold to the U.S. government. Allowable environmental costs are charged to these contracts as the costs are incurred. Aerojet’s mix of contracts can affect the actual reimbursement made by the U.S. government. Because these costs are recovered through forward-pricing arrangements, the ability of Aerojet to continue recovering these costs from the U.S. government depends on Aerojet’s sustained business volume under U.S. government contracts and programs and the relative size of Aerojet’s commercial business.
      In conjunction with the sale of EIS, Aerojet entered into an agreement with Northrop whereby Aerojet will be reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement. Amounts reimbursed are subject to annual limitations, with excess amounts carrying over to subsequent periods, the total of which will not exceed $190 million over the term of the agreement, which ends in 2028. As of November 30, 2004, $158 million in potential future reimbursements was available over the remaining life of the agreement.
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
      In conjunction with the review of its environmental reserves discussed above, the Company revised its estimate of costs that will be recovered under the Global Settlement based on business expected to be conducted under contracts with the U.S. government and its agencies in the future. The adjustments to the environmental remediation reserves and estimated future cost recoveries did not affect operating results in fiscal 2002 as the impact of increases to the reserves of $107 million was offset by increased estimated future recoveries. In fiscal 2003, due to the Global Settlement and Memorandum of Understanding with the government, both discussed above, which allow for costs to be allocated to all Aerojet operations beginning in 2005 and for a decrease of the costs allocated to Northrop annually, Aerojet increased its environmental reserves by $12 million and estimated recoveries by $13 million, which resulted in other income of $1 million in the Company’s statement of operations. The recovery of costs under the Global Settlement is based, in part on the relative size of Aerojet’s commercial business base, which has historically included the Fine Chemicals’ operating segment because it was previously a division of Aerojet. As a result of our plan to sell Fine Chemicals, Aerojet revised its estimated recovery of costs under the Global Settlement during fiscal 2004. As a result, Aerojet increased its estimated recoveries by $38 million and recorded $16 million of other income (expense), net in fiscal 2004.

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

e.	Arrangements with Off-Balance Sheet Risk
      As of November 30, 2004, obligations required to be disclosed in accordance with FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others consisted of (see Note 10):

— $58 million in outstanding commercial letters of credit expiring in 2005 and securing obligations for environmental remediation, insurance coverage and litigation.

— Up to $120 million aggregate in guarantees by GenCorp of Aerojet’s obligations to government agencies for environmental remediation activities, subject to partial offsets for other financial assurances provided in conjunction with these obligations.

— Guarantees, jointly and severally, by its material domestic subsidiaries, including certain subsidiaries classified as discontinued operations, of GenCorp’s obligations under its bank credit agreement and its $150 million Senior Subordinated Notes due August 2013.

f. Concentration of Credit Risk
      The Company invests available cash in money market securities of various banks, commercial paper and asset-backed securities of various financial institutions, other companies with high credit ratings and securities backed by the U.S. government.
      At November 30, 2004, Lockheed Martin and Raytheon accounted for 41% and 16%, respectively, of accounts receivable. At November 30, 2003, Lockheed Martin accounted for 31% of accounts receivable. Assets of discontinued operations include receivables of $92 million as of November 30, 2003. Of this total, $87 million as of November 30, 2003, were due from General Motors Corporation, the Ford Motor Company and Volkswagen AG. The Company’s accounts receivables are generally unsecured and are not backed by collateral from its customers.
      As of November 30, 2004 and 2003, receivables include unbilled amounts of $38 million and $39 million, respectively, relating to long-term contracts. The unbilled receivable amounts as of November 30, 2004 and 2003 expected to be collected after one year were $6 million and $28 million, respectively. Such amounts are billed either upon delivery of completed units or settlements of contracts.

g.	Dependence on Single Source and Other Third Party Suppliers
      The Company depends on a single or limited number of outside suppliers for raw materials. The Company closely monitors sources of supply to assure that adequate raw materials needed in the Company’s manufacturing processes are available. As a U.S. government contractor, the Company is frequently limited to procuring materials and components from sources of supply that can meet rigorous customer and/ or government specifications. In addition, as business conditions, the DoD budget, and Congressional allocations change, suppliers of specialty chemicals and materials sometimes consider dropping low volume items from their product lines, which may require, as it has in the past, qualification of new suppliers for raw materials on key programs. The supply of ammonium perchlorate, a principal raw material used in the Company’s operations, is limited to a single source that supplies the entire domestic solid propellant industry. This single source, however, maintains two separate manufacturing lines a reasonable distance apart, which mitigates the likelihood of a fire, explosion, or other problem impacting all production. The Company also presently relies on one primary supplier for graphite fiber, which is used in the production of composite materials. This supplier has multiple manufacturing lines for graphite fiber. Although other sources of graphite fiber exist, the addition of a new supplier would require the Company to qualify the new source for use.
      Current suppliers of some insulation materials used in rocket motors have announced plans to close manufacturing plants and discontinue product lines. These materials include polymers used in ethylene

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
propylene diene monomer rubber insulation and aerospace-grade rayon used in nozzles. The Company is in the process of qualifying new replacement materials for some programs. For other programs, the Company produced sufficient inventory to cover current program requirements and is in the process of qualifying new replacement materials to be qualified in time to meet future production needs.
      Prolonged disruptions in the supply of any of key raw materials, difficulty completing qualification of new sources of supply, or implementing use of replacement materials or new sources of supply could have a material adverse effect on the Company’s operating results and financial condition.

14.	Shareholders’ Equity

a.	Preference Stock and Preferred Share Purchase Rights
      In January 1997, the Board of Directors extended for ten additional years GenCorp’s Shareholder Rights Plan (Plan), as amended. When the Plan was originally adopted in 1987, the Directors declared a dividend of one Preferred Share Purchase Right (Right) on each outstanding share of common stock, payable to shareholders of record on February 27, 1987. Rights outstanding as of November 30, 2004 and 2003 totaled 54.4 million and 44.1 million, respectively. The Plan provides that under certain circumstances each Right will entitle shareholders to buy one one-hundredth of a share of a new Series A Cumulative Preference Stock at an exercise price of $100. The Rights are exercisable only if a person or group acquires 20% or more of GenCorp’s common stock or announces a tender or exchange offer that will result in such person or group acquiring 30% or more of the common stock. GenCorp is entitled to redeem the Rights at two cents per Right at any time until ten days after a 20% position has been acquired (unless the Board elects to extend such time period, which in no event may exceed 30 days). If the Company is involved in certain transactions after the Rights become exercisable, a holder of Rights (other than Rights beneficially owned by a shareholder who has acquired 20% or more of GenCorp’s common stock, which Rights become void) is entitled to buy a number of the acquiring company’s common shares, or GenCorp’s common stock, as the case may be, having a market value of twice the exercise price of each Right. A potential dilutive effect may exist upon the exercise of the Rights. The Rights under the extended Plan expire on February 18, 2007. Until a Right is exercised, the holder has no rights as a stockholder of the Company including, without limitation, the right to vote as a stockholder or to receive dividends.
      As of November 30, 2004, 1.5 million shares of $1.00 par value Series A Cumulative Preference Stock were reserved for issuance upon exercise of Preferred Share Purchase Rights.

b.	Common Stock
      As of November 30, 2004, the Company had 150.0 million authorized shares of common stock, par value $0.10 per share (Common Stock), of which 54.6 million shares were issued, 54.0 million shares were outstanding and 23.2 million shares were reserved for future issuance for discretionary payments of the Company’s portion of retirement savings plan contributions, exercise of stock options, payment of awards under stock-based compensation plans and conversion of the Company’s Notes (see Note 10).
      During each quarter of fiscal 2002 and fiscal 2003 and during the first two quarters of fiscal 2004, the Company paid a quarterly cash dividend on its common stock of $0.03 per share. The Company’s Board of Directors eliminated the payment of quarterly dividends for future periods, beginning with the third quarter of fiscal 2004.
      On November 23, 2004, the Company closed a public offering of 8,625,000 shares of its common stock at $16.00 per share. The Company received net proceeds from the offering of approximately $131 million.

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

c.	Stock-based Compensation
      The Company accounts for stock-based compensation under APB 25 and related interpretations. Under APB 25, stock options granted to employees by the Company generate no expense when the exercise price of the stock options at the date of grant equals the market value of the underlying common stock.
      The 1999 Equity and Performance Incentive Plan (1999 Plan), provides for grants of stock options and stock appreciation rights (SARS) to key employees and directors. Stock options and SARS issued under the 1999 Plan are, in general, exercisable in one-third increments at one year, two years, and three years from the date of grant.
      The 1999 Plan also provides for grants of restricted stock. Grants to certain key employees of the Company were made under the plan with vesting either based upon the attainment of specified performance targets or time-frame up to three years. Key employees of the Company were granted 68,400, 239,000 and 130,000 restricted shares in fiscal 2004, fiscal 2003 and fiscal 2002, respectively. Restricted shares granted in fiscal 2002 vest based on stock performance or three years from date of grant. Restricted shares granted in fiscal 2003 generally vest annually over a three year period if the Company meets EPS targets set by the Organization & Compensation Committee of the Board. Unvested restricted shares are canceled upon the employee’s termination of employment or if earnings or stock performance targets are not achieved. Restricted shares granted in fiscal 2004 primarily vest twenty-five months from date of grant. During fiscal 2004, fiscal 2003 and fiscal 2002, 43,000, 33,500 and 139,950 shares, respectively were canceled due to terminations. In fiscal 2004, fiscal 2003 and fiscal 2002, 26,600, 17,900, and 66,550 shares, respectively were canceled because earnings targets were not achieved. The Organization & Compensation Committee of the Board has discretion over increasing or decreasing the actual number of shares to vest in any period.
      The Company’s 1997 Stock Option Plan and 1993 Stock Option Plan each provide for an aggregate of 2.5 million shares of the Company’s Common Stock to be purchased pursuant to stock options or to be subject to stock appreciation rights which may be granted to selected officers and key employees at prices equal to the fair market value of a share of common stock on the date of grant. Stock options issued under the 1997 and 1993 Stock Option Plans are, in general, exercisable in 25% increments at six months, one year, two years and three years from the date of grant. No stock appreciation rights have been granted.
      A summary of the Company’s stock option activity, and related information for the fiscal years ended November 30 is as follows:

	2004		2003		2002

		Weighted		Weighted		Weighted
	Stock	Average	Stock	Average	Stock	Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000s)	Price	(000s)	Price	(000s)	Price

Outstanding at beginning of year	3,511	$10.41	3,307	$10.72	3,512	$10.38
Granted	36	$10.92	477	$8.10	426	$12.06
Exercised	(1,001)	$8.83	(48)	$8.71	(226)	$8.36
Forfeited/canceled	(157)	$10.06	(225)	$10.46	(405)	$10.56

Outstanding at end of year	2,389	$11.10	3,511	$10.41	3,307	$10.72

Exercisable at end of year	2,062	$11.35	2,765	$10.56	2,451	$10.49

      The weighted average grant-date fair value of stock options granted in fiscal 2004 was $4.45, $3.37 for stock options granted in fiscal 2003, and $4.91 for stock options granted in fiscal 2002.

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the range of exercise prices and weighted-average exercise prices for options outstanding and exercisable as of November 30, 2004 under the Company’s stock option plans:

		Outstanding
					Exercisable
Year in				Weighted
Which Stock		Stock	Weighted	Average	Stock	Weighted
Options		Options	Average	Remaining	Options	Average
Were	Range of Exercise	Outstanding	Exercise	Contractual	Exercisable	Exercise
Issued	Prices	(000s)	Price	Life (years)	(000s)	Price

1995	$ 5.94	62	$5.94	0.8	62	$5.94
1996	$ 6.93	3	$6.93	1.4	3	$6.93
1997	$10.03 – $15.64	258	$12.03	2.5	258	$12.03
1998	$12.67 – $16.06	334	$15.93	3.3	334	$15.93
1999	$9.40 – $13.59	290	$10.21	4.3	290	$10.21
2000	$8.19 – $10.13	311	$9.53	5.2	311	$9.53
2001	$10.44 – $13.05	424	$11.03	6.3	424	$11.03
2002	$9.77 – $15.43	287	$12.61	7.5	202	$12.52
2003	$6.53 – $ 9.29	385	$8.03	8.3	161	$7.96
2004	$10.92	35	$10.92	9.2	17	$10.92

		2,389			2,062

d.	Other Comprehensive Income (Loss), Net of Income Taxes
      The Company’s other comprehensive income (loss) consists of the accumulated effects of foreign currency translation adjustments, changes in the fair value of certain derivative financial instruments and changes in the minimum funding liability for pension obligations. At November 30, 2004, the Company had a balance of $2 million of foreign currency translation losses. At November 30, 2003, the Company had a balance of $35 million of foreign currency translation gains. At November 30, 2004 and 2003, the Company had $1 million and $2 million, respectively, of minimum funding liabilities for pension obligations. Additionally, at November 30, 2004 and 2003, the Company had a balance of less than $1 million and $1 million, respectively, of losses on derivative financial instruments.
      Prior to the sale of substantially all of the GDX business, the Company had an accumulated foreign currency translation gain of $35 million that was reflected as a net increase of consolidated shareholders’ equity and related solely to the GDX business. In accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, this amount has been included in the determination of the loss on sale of GDX and in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, an equal amount is reported as a reclassification adjustment.

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of other comprehensive income (loss) and the related income tax effects are presented in the following table:

	2004	2003	2002

	(In millions)
Net income (loss)	$(398)	$22	$30
Other comprehensive income (loss), net of income taxes:
Effects of foreign currency translation adjustments	(2)	46	22
Change in minimum pension liability	1	—	(1)
Change in fair value of interest rate swap	1	(1)	—
Reclassification adjustment	(35)	—	—

Total comprehensive income (loss)	$(433)	$67	$51

15.	Operating Segments and Related Disclosures
      As discussed in Note 17, the Company’s management decided to divest the GDX Automotive and Aerojet Fine Chemical business units during fiscal 2004. These businesses, which were previously considered separate operating segments, have been classified as discontinued operations. As a result, the Company’s continuing operations are now organized into two operating segments based on different products and customer bases: Aerospace and Defense and Real Estate. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 1).
      The Company evaluates its operating segments based on several factors, of which the primary financial measure is segment performance. Segment performance represents net sales from continuing operations less applicable costs, expenses and provisions for unusual items relating to operations. Segment performance excludes corporate income and expenses, provisions for unusual items not related to the operations, interest expense and income taxes (see Note 18 for a discussion on unusual items).
      During fiscal 2004, Lockheed Martin and Raytheon accounted for 32% and 15%, respectively, of net sales. During fiscal 2003, Lockheed Martin, Boeing, and Raytheon accounted for 28%, 15%, and 10%, respectively, of net sales. During fiscal 2002, Lockheed Martin, Boeing, Raytheon, and NASA accounted for 21%, 18%, 13%, and 13%, respectively, of net sales. Sales in fiscal 2004, fiscal 2003 and fiscal 2002 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled $420 million, $263 million and $243 million, respectively.

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Selected financial information for each reportable segment is as follows:

	Year Ended November 30,

	2004	2003	2002

	(In millions)
Net Sales:
Aerospace and Defense	$492	$321	$271
Real Estate	15	32	6
Intersegment sales elimination	(8)	(5)	—

Total	$499	$348	$277

Segment Performance:
Aerospace and Defense	$57	$45	$32
Retirement benefit plan income (expense)	(27)	3	24
Unusual items, net	—	(5)	(12)

Aerospace and Defense Total	30	43	44

Real Estate	12	23	3

Total	$42	$66	$47

Reconciliation of segment performance to income (loss) from continuing operations before income taxes:
Segment Performance	$42	$66	$47
Interest expense	(35)	(22)	(9)
Corporate retirement benefit plan income (expense)	(17)	(2)	14
Corporate and other expenses	(38)	(31)	(30)
Corporate unusual items, net	(9)	—	(3)

Income (loss) from continuing operations before income taxes	$(57)	$11	$19

Aerospace and Defense	$21	$11	$14
Real Estate	—	—	—
Corporate	—	—	—

Capital Expenditures	$21	$11	$14

Aerospace and Defense	$25	$22	$17
Real Estate	—	1	—
Corporate	6	5	4

Depreciation and Amortization	$31	$28	$21

	As of November 30,

	2004	2003

	(In millions)
Aerospace and Defense	$943	$940
Real Estate	37	49

Identifiable assets	980	989
Corporate	421	248
Discontinued operations	94	692

Assets	$1,495	$1,929

      The Company’s continuing operations are located primarily in the United States. Inter-area sales are not significant to the total sales of any geographic area. Unusual items included in segment performance pertained only to the United States.

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16.     Quarterly Financial Data (Unaudited)

	Three Months Ended

	February 28	May 31	August 31	November 30

	(In millions, except per share amounts)
2004
Net sales	$110	$124	$116	$149
Cost of products sold	98	107	114	128
Unusual items	—	—	—	9
Loss from continuing operations before income taxes	(15)	(12)	(12)	(18)
Loss from continuing operations	(9)	(48)	(15)	(14)
Loss from discontinued operations	(10)	(264)	(32)	(6)
Net loss	(19)	(312)	(47)	(20)
Basic and diluted loss per share from continuing operations	(0.22)	(1.08)	(0.33)	(0.30)
Basic and diluted loss per share from discontinued operations	(0.22)	(5.98)	(0.72)	(0.12)
Basic and diluted loss per share	$(0.44)	$(7.06)	$(1.05)	$(0.42)
2003
Net sales	$63	$84	$98	$103
Cost of products sold	49	68	71	72
Unusual items	—	—	3	2
Income (loss) from continuing operations before income taxes	—	(3)	7	7
Income (loss) from continuing operations	—	(1)	5	8
Income (loss) from discontinued operations	3	11	(8)	4
Net income (loss)	3	10	(3)	12
Basic and diluted income (loss) per share from continuing operations	0.00	(0.02)	0.11	0.18
Basic and diluted income (loss) per share from discontinued operations	0.07	0.25	(0.18)	0.09
Basic and diluted income (loss) per share	$0.07	$0.23	$(0.07)	$0.27
17.     Discontinued Operations
      During the second quarter of fiscal 2004, the Company announced plans to sell the GDX business. This decision was a result of declining volumes and continued challenges in this market environment including increased material costs, high development and start-up costs, anticipated working capital requirements as well as adverse customer pricing pressures. In accordance with the Company’s plan to sell the GDX business, the GDX operating segment was classified as a discontinued operation during the second quarter of fiscal 2004. During the third quarter of fiscal 2004, the Company signed a definitive agreement to sell GDX, including substantially all of the assets of GenCorp Inc. that were used in the GDX business and substantially all of GenCorp Inc.’s worldwide subsidiaries that were engaged in the GDX business, to Cerberus for $147 million, subject to adjustment, of which $140 million has been received as of November 30, 2004. The Company closed the transaction on August 31, 2004. For operating segment reporting, GDX was reported as a separate operating segment.

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the second quarter of fiscal 2004, the GDX operating segment net assets were adjusted to management’s estimate of proceeds to be received on disposition less costs to sell that resulted in a $261 million loss being recorded. An additional loss of $18 million was recorded in the third quarter of fiscal 2004 to reflect the net assets of the GDX business and management’s estimate of the proceeds from the sale of the GDX business to Cerberus.
      In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, the Company allocated interest to discontinued operations based on interest on debt that would be required to be repaid using estimated proceeds to be received from the anticipated sale of the GDX Automotive and Fine Chemicals businesses. This allocation resulted in interest of approximately $4 million, $4 million, and $6 million for fiscal 2004, fiscal 2003 and fiscal 2002, respectively.
      In fiscal 2002, the Company announced a restructuring in the GDX Automotive business. The plan resulted in the closure of a plant in Germany in early 2003 and reduced staffing levels at the Farmington Hills, Michigan headquarters resulting in a $2 million charge. The charge is included as a component of discontinued operations.
      In November 2003, the Company announced it was closing a GDX manufacturing facility in Chartres, France. The decision resulted primarily from declining sales volumes with French automobile manufacturers. In June 2004, the Company completed the legal process for closing the facility and establishing a social plan. As a result, the Company recorded pre-tax expense of approximately $14 million during fiscal 2004 primarily related to employee social costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The charge is included as a component of discontinued operations. The Company has not yet recorded expenses associated with certain social benefits due to the uncertainty of the benefit amount. These additional social costs are expected to result in additional pre-tax expense of $1 million to $3 million and are anticipated to be incurred over the next two years. The Company will recognize the related costs once they are certain.
      During the third quarter of fiscal 2004, the Company classified the Fine Chemicals segment as a discontinued operation as a result of its plans to sell the business. This plan was a result of management’s decision to focus its capital and resources on its Aerospace and Defense and Real Estate operating segments. The Company anticipates that the sale of Fine Chemicals will be announced in fiscal 2005. For operating segment reporting, Fine Chemicals business was previously reported as a separate operating segment.
      Summarized financial information for the GDX and Fine Chemicals operations (discontinued operations) is set forth below:

Year Ended November 30,	2004	2003	2002

	(In millions)
Net sales	$629	$844	$858
Income (loss) before income taxes	(308)	6	23
Income tax benefit (provision)	(4)	4	(8)
Net income (loss) from discontinued operations	(312)	10	15

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of November 30, 2004 and 2003, the components of assets and liabilities of discontinued operations in the consolidated balance sheets are as follows:

As of November 30,	2004	2003

	(In millions)
Accounts receivable, net	$8	$92
Inventories, net	10	61
Other assets	3	170
Property, plant and equipment, net	73	369

Assets of discontinued operations	$94	$692

Accounts payable	$8	$77
Other liabilities	10	112

Liabilities of discontinued operations	$18	$189

18.     Unusual Items
      Charges associated with unusual items are summarized as follows:

	Year Ended November 30,

	2004	2003	2002

	(In millions)
Aerospace and Defense:
Unrecoverable portion of legal settlement with local water company	$—	$5	$—
Write-off of the Redmond, Washington operations in-process research and development	—	—	6
Final settlement on Aerojet sale of EIS business	—	—	6

	—	5	12
Corporate Headquarters:
Reacquisition of Fine Chemicals minority interest	—	—	2
Loss on repayment of convertible subordinated notes	9	—	—
Write-off of bank fees for term loan repayment	—	—	1

	9	—	3

Unusual expense	$9	$5	$15

      In fiscal 2004, the Company incurred a $9 million charge as a result of the repayment of $70 million of principal of the 5 3/4% Notes.
      In fiscal 2003, Aerojet recorded an unusual charge of $5 million representing the unrecoverable portion of an estimated legal settlement with a local water company related to contaminated wells.
      In fiscal 2002, Aerojet charged $6 million to expense for acquired in-process research and development in conjunction with the acquisition of the Redmond, Washington operations. In fiscal 2002, Aerojet reached an agreement with Northrop on purchase price adjustments related to the sale of its EIS business whereby Aerojet reduced the purchase price by $6 million. Also in fiscal 2002, the Company reacquired the minority ownership interest in its AFC subsidiary and certain agreements between AFC and NextPharma were terminated, resulting in an expense of $2 million.

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
19.     Condensed Consolidating Financial Information
      The Company is providing condensed consolidating financial information for its material domestic subsidiaries that have guaranteed the Senior Subordinated Notes and for those subsidiaries that have not guaranteed the Senior Subordinated Notes. These 100% owned subsidiary guarantors have, jointly and severally, fully and unconditionally guarantee the Senior Subordinated Notes. The subsidiary guarantees are senior subordinated obligations of each subsidiary guarantor and rank (i) prior in right of payment with all senior indebtedness, (ii) equal in right of payment with all senior subordinated indebtedness and (iii) senior in right of payment to all subordinated indebtedness, in each case, of that subsidiary guarantor. The subsidiary guarantees will also be effectively subordinated to any secured indebtedness of the subsidiary guarantor with respect to the assets securing that indebtedness. Absent both default and notice as specified in the Company’s Credit Facility and agreements governing the Company’s outstanding convertible notes and the Senior Subordinated Notes, there are no restrictions on the Company’s ability to obtain funds from its subsidiary guarantors by dividend or loan. Two subsidiary guarantors were released in accordance with the indenture upon completion of the sale of the GDX business on August 31, 2004 (see Note 17).
      The Company has not presented separate financial and narrative information for each of the subsidiary guarantors, because it believes that such financial and narrative information would not provide investors with any additional information that would be material in evaluating the sufficiency of the guarantees. Therefore, the following condensed consolidating financial information summarizes the financial position, and results of operations and cash flows for the Company’s guarantor and non-guarantor subsidiaries.
Condensed Consolidating Statements of Income

		Guarantor	Non-guarantor
November 30, 2004	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$499	$—	$—	$499
Cost of products sold	—	447	—	—	447
Selling, general and administrative	36	13	—	—	49
Depreciation and amortization	6	25	—	—	31
Interest expense	34	1	—	—	35
Other, (income) expense, net	9	(15)	—	—	(6)

Income (loss) from continuing operations before income taxes	(85)	28	—	—	(57)
Income tax (benefit) provision	(2)	31	—	—	29

Income (loss) from continuing operations	(83)	(3)	—	—	(86)
Income (loss) from discontinued operations	(73)	15	(254)	—	(312)

Income (loss) before equity earnings	(156)	12	(254)	—	(398)
Equity (losses) earnings of subsidiaries	(242)	—	—	242	—

Net income (loss)	$(398)	$12	$(254)	$242	$(398)

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Guarantor	Non-guarantor
November 30, 2003	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$348	$—	$—	$348
Cost of products sold	—	260	—	—	260
Selling, general and administrative	24	7	—	—	31
Depreciation and amortization	5	23	—	—	28
Interest expense	21	1	—	—	22
Other, (income) expense, net	(3)	(1)	—	—	(4)

Income (loss) from continuing operations before income taxes	(47)	58	—	—	11
Income tax (benefit) provision	(21)	20	—	—	(1)

Income (loss) from continuing operations	(26)	38	—	—	12
Income (loss) from discontinued operations	2	5	3	—	10

Income (loss) before equity earnings	(24)	43	3	—	22
Equity (losses) earnings of subsidiaries	46	—	—	(46)	—

Net income (loss)	$22	$43	$3	$(46)	$22

		Guarantor	Non-guarantor
November 30, 2002	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$277	$—	$—	$277
Cost of products sold	—	200	—	—	200
Selling, general and administrative	(3)	11	—	—	8
Depreciation and amortization	4	17	—	—	21
Interest expense	9	—	—	—	9
Other, net	14	6	—	—	20

Income (loss) from continuing operations before income taxes	(24)	43	—	—	19
Income tax (benefit) provision	(11)	15	—	—	4

Income (loss) from continuing operations	(13)	28	—	—	15
Income (loss) from discontinued operations	(17)	3	29	—	15

Income (loss) before equity earnings	(30)	31	29	—	30
Equity earnings of subsidiaries	60	—	—	(60)	—

Net income (loss)	$30	$31	$29	$(60)	$30

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Balance Sheets

		Guarantor	Non-guarantor
November 30, 2004 (In Millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$67	$1	$—	$—	$68
Restricted cash	23	—	—	—	23
Accounts receivable, net	4	84	—	—	88
Inventories, net	—	159	—	—	159
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	36	—	—	36
Prepaid expenses and other	1	5	—	—	6
Assets of discontinued operations	—	93	1	—	94

Total current assets	95	378	1	—	474
Restricted cash	178	—	—	—	178
Property, plant and equipment, net	1	144	—	—	145
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	197	—	—	197
Prepaid pension asset	122	156	—	—	278
Goodwill	—	103	—	—	103
Intercompany, net	(429)	444	(15)	—	—
Other noncurrent assets and intangibles, net	937	97	10	(924)	120

Total assets	$904	$1,519	$(4)	$(924)	$1,495

Short-term borrowings and current portion of long-term debt	$23	$—	$—	$—	$23
Accounts payable	6	49	—	—	55
Reserves for environmental remediation	7	44	—	—	51
Income taxes payable	23	12	—	—	35
Other current liabilities and other postretirement benefits other than pensions	35	121	—	—	156
Liabilities of discontinued operations	—	11	7	—	18

Total current liabilities	94	237	7	—	338
Long-term debt, net of current portion	554	—	—	—	554
Reserves for environmental remediation	9	244	—	—	253
Other noncurrent liabilities	106	103	—	—	209

Total liabilities	763	584	7	—	1,354
Total shareholders’ equity	141	935	(11)	(924)	141

Total liabilities and shareholders’ equity	$904	$1,519	$(4)	$(924)	$1,495

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Balance Sheets

		Guarantor	Non-guarantor
November 30, 2003 (In Millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash	$9	$3	$52	$—	$64
Accounts receivable	3	85	—	—	88
Inventories, net	—	142	—	—	142
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	37	—	—	37
Prepaid expenses and other	11	2	—	—	13
Assets of discontinued operations	108	94	490	—	692

Total current assets	131	363	542	—	1,036
Property, plant and equipment, net	—	148	—	—	148
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	183	—	—	183
Prepaid pension asset	131	183	—	—	314
Goodwill	1	99	—	—	100
Intercompany, net	(278)	415	(137)	—	—
Other noncurrent assets, net	1,171	142	10	(1,175)	148

Total assets	$1,156	$1,533	$415	$(1,175)	$1,929

Short-term borrowings and current portion of long-term debt	$22	$—	$30	$—	$52
Accounts payable	5	32	—	—	37
Reserves for environmental remediation	6	47	—	—	53
Income taxes payable	(10)	36	10	—	36
Other current liabilities	43	122	—	—	165
Liabilities of discontinued operations	64	9	116	—	189

Total current liabilities	130	246	156	—	532
Long-term debt, net of current portion	479	—	7	—	486
Reserves for environmental remediation	11	251	—	—	262
Postretirement benefits other than pensions	94	54	—	—	148
Other noncurrent liabilities	14	59	—	—	73

Total liabilities	728	610	163	—	1,501
Total shareholders’ equity	428	923	252	(1,175)	428

Total liabilities and shareholders’ equity	$1,156	$1,533	$415	$(1,175)	$1,929

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Cash Flows

		Guarantor	Non-guarantor
November 30, 2004	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(89)	$73	$(14)	$—	$(30)
Cash flows from investing activities:
Capital expenditures	—	(21)	—	—	(21)
Proceeds from business disposition	140	4	—	—	144
Other investing activities	(209)	(9)	(24)	—	(242)

Net cash used in investing activities	(69)	(26)	(24)	—	(119)
Cash flows from financing activities:
Net transfers (to) from parent	9	(42)	33	—	—
Borrowings (repayments) on notes payable and long-term debt, net	57	—	(36)	—	21
Net proceeds from common stock issuance	131	—	—	—	131
Other financing activities	19	(7)	(7)	—	5

Net cash provided by (used in) financing activities	216	(49)	(10)	—	157
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(4)	—	(4)

Net increase (decrease) in cash and cash equivalents	58	(2)	(52)	—	4
Cash and cash equivalents at beginning of year	9	3	52	—	64

Cash and cash equivalents at end of year	$67	$1	$—	$—	$68

Condensed Consolidating Statements of Cash Flows

		Guarantor	Non-guarantor
November 30, 2003	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(1)	$32	$13	$—	$44
Cash flows from investing activities:
Capital expenditures	—	(11)	—	—	(11)
Acquisitions of businesses, net of cash acquired	—	(138)	—	—	(138)
Other investing activities	(10)	(2)	(19)	—	(31)

Net cash (used in) investing activities	(10)	(151)	(19)	—	(180)
Cash flows from financing activities:
Net transfers (to) from parent	(86)	109	(23)	—	—
Borrowings (repayments) on notes payable and long-term debt, net	117	—	26	—	143
Other financing activities	(11)	—	12	—	1

Net cash provided by financing activities	20	109	15	—	144
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	8	—	8

Net increase (decrease) in cash and cash equivalents	9	(10)	17	—	16
Cash and cash equivalents at beginning of year	—	13	35	—	48

Cash and cash equivalents at end of year	$9	$3	$52	$—	$64

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Cash Flows

		Guarantor	Non-guarantor
November 30, 2002	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$7	$(55)	$31	$—	$(17)
Cash flows from investing activities:
Capital expenditures	—	(14)	—	—	(14)
Acquisitions of businesses, net of cash acquired	(8)	(93)	—	—	(101)
Other investing activities	(4)	(8)	(14)	—	(26)

Net cash (used in) investing activities	(12)	(115)	(14)	—	(141)
Cash flows from financing activities:
Net transfers (to) from parent	(175)	180	(5)	—	—
Borrowings (repayments) on notes payable and long-term debt, net	161	—	(1)	—	160
Other financing activities	18	—	(19)	—	(1)

Net cash provided by (used in) financing activities	4	180	(25)	—	159
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	3	—	3

Net increase (decrease) in cash and cash equivalents	(1)	10	(5)	—	4
Cash and cash equivalents at beginning of year	1	3	40	—	44

Cash and cash equivalents at end of year	$—	$13	$35	$—	$48

20.	New Accounting Pronouncements
      In August 2004, the FASB issued Staff Position No. 106-2 (FSP 106-2), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of post-retirement health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy and specifies the disclosure requirements for employers who have adopted FSP 106-2, including those who are unable to determine whether benefits provided under its plan are actuarially equivalent to Medicare Part D. FSP 106-2 was effective for the Company in the fourth quarter of fiscal 2004. The Company reduced its accumulated plan benefit obligation by $3 million related to the Act.
      In September 2004, Emerging Issues Task Force reached a consensus on EITF 04-08. Under current interpretations of FASB No. 128, Earnings per Share, issuers of contingently convertible debt instruments (Co-Cos) generally exclude the potential common shares underlying the Co-Cos from the calculation of diluted earnings per share until the underlying common stock achieves a specified price target, or other contingency is met. EITF 04-08 requires that Co-Cos should be included in diluted earnings per share computations, if dilutive, regardless of whether the market price trigger has been met. The Company will adopt the requirements of EITF 04-08 beginning with the quarter ending February 28, 2005. The application of EITF 04-08 will require the Company to include the Company’s 4% Notes which were issued in January 2004 in its calculation of diluted earnings per share, if dilutive.
      In October 2004, the FASB concluded that Statement 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. The Company could adopt the new standard in one of two ways — the modified prospective transition method or the modified retrospective transition method. The Company will adopt Statement 123R in the

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fourth quarter of fiscal 2005, and it is currently evaluating the effect that the adoption of Statement 123R will have on its financial position and results of operations.
      In November 2004, the FASB issued Statement 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, which would be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The amendments made by Statement 151 will improve financial reporting by clarifying those abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Company does not anticipate that the adoption of the Statement 151 will have a significant effect on earnings or the financial position of the Company.

21.	Subsequent Events
      In December 2004, the Company closed a new $180 million credit facility (New Credit Facility) with a syndicate of lenders. The New Credit Facility provides for an $80 million revolving credit facility maturing in December 2009, and a $100 million credit-linked facility maturing in December 2010. The credit-linked facility consists of a $25 million term loan subfacility and a $75 million letter of credit subfacility. The interest rate on the revolving credit facility is LIBOR plus 275 basis points, subject to adjustment based on the Company’s leverage ratio, and the interest rate on the term loan is LIBOR plus 300 basis points.
      The New Credit Facility is secured by substantially all of the Company’s assets, including the stock and assets of its material domestic subsidiaries who are guarantors of the facility. The Company is subject to certain limitations including the ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; and make restricted payments. The Company is also subject to financial covenants effective for the period ending February 28, 2005, which include an interest coverage ratio, a leverage ratio, a senior leverage ratio, and a fixed charge coverage ratio. For fiscal year 2005 the financial covenants are: a minimum interest coverage ratio of 2.00 to 1.00, a maximum leverage ratio of 8.25 to 1.0 through May 31, 2005 and reducing to 7.50 to 1.0, a maximum senior leverage ratio of 3.0 to 1.0 through May 31, 2005 and reducing to 2.5 to 1.0, and a maximum fixed charge coverage ratio of 1.05 to 1.0 through May 31, 2005 and reducing to 1.10 to 1.0. As of November 30, 2004, the Company meets the financial covenants effective February 28, 2005.
      The New Credit Facility replaces the previous credit facility (Restated Credit Facility) which was terminated by the Company in December 2004. The outstanding term loans totaling $141 million plus accrued interest under the Restated Credit Facility were repaid in full using restricted cash from the proceeds of the GDX Automotive sale completed in August 2004 and the equity offering completed in November 2004. Cash proceeds from the $25 million term loan, net of underwriting fees and expenses associated with the New Credit Facility were $21 million and will be used for general corporate purposes.
      In December 2004, an initial purchaser exercised its option to purchase additional 2 1/4% Debentures totaling approximately $66 million aggregate principal amount. Cash proceeds, net of underwriting discounts and transaction costs, were approximately $64 million and were used to repurchase approximately $60 million of the 5 3/4% Notes, plus premium, accrued interest, and transaction costs (see Note 10).
      In February 2005, the Company redeemed $53 million principal amount of its 9 1/2% Notes, representing 35% of the $150 million aggregate principal outstanding (see Note 10). In accordance with the indenture governing the notes, the redemption price was 109.5% of the principal amount of the notes redeemed, plus accrued and unpaid interest. The Company paid the redemption price using a portion of the proceeds from the equity offering completed in November 2004 (see Note 14).
      In the first quarter of fiscal 2005, the Company will record a charge of approximately $19 million as a result of the termination of the Restated Credit Facility, the redemption of $53 million of principal of the 9 1/2% Notes, and the repayment of $66 million of principal of the 5 3/4% Notes.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of November 30, 2004, the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the November 30, 2004 that our disclosure controls and procedures were effective at the reasonable assurance level such that the information relating to us and our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (SEC) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
      There have not been any changes in our internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
      Our management is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our management, including our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of November 30, 2004. In conducting its assessment, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, our management concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of November 30, 2004. Reasonable assurance includes the understanding that there is a remote likelihood that material misstatements will not be prevented or detected on a timely basis.
      Our independent registered public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which appears on the following page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of GenCorp Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that GenCorp Inc. maintained effective internal control over financial reporting as of November 30, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). GenCorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that GenCorp Inc. maintained effective internal control over financial reporting as of November 30, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, GenCorp Inc. maintained, in all material respects, effective internal control over financial reporting as of November 30, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GenCorp Inc. as of November 30, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2004 of GenCorp Inc. and our report dated February 9, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Sacramento, California
February 9, 2005

Item 9B.     Other Information
      None.
PART III
Item 10.     Directors and Executive Officers of the Registrant
Directors of the Registrant
      Information with respect to nominees who will stand for election as a director of the Company at the March 30, 2005 Annual Meeting of Shareholders is set forth under the heading “NOMINEES FOR ELECTION AT THIS MEETING TO TERM EXPIRING IN MARCH 2008” in our 2005 Proxy Statement and is incorporated herein by reference. Information with respect to directors of the Company whose terms extend beyond the March 30, 2005 Annual Meeting of Shareholders is set forth under the headings “DIRECTORS WHOSE TERMS CONTINUE UNTIL MARCH 2006” and “DIRECTORS WHOSE TERMS CONTINUE UNTIL MARCH 2007” in our 2005 Proxy Statement and is incorporated herein by reference.
Executive Officers of the Registrant
      The following information is given as of December 31, 2004, and except as otherwise indicated, each individual has held the same office during the preceding five-year period.

Name	Title	Other Business Experience Since 12/1/99	Age

Terry L. Hall	Chairman of the Board (since December 2003), President and Chief Executive Officer (since July 2002)	Senior Vice President and Chief Operating Officer, November 2001 — July 2002; Senior Vice President and Chief Financial Officer of the Company, July 2001 — November 2001; Senior Vice President and Chief Financial Officer; Treasurer of the Company, October 1999 — July 2001; on special assignment as Chief Financial Officer of Aerojet, May 1999 — October 1999, Senior Vice President and Chief Financial Officer of US Airways Group, Inc., 1998, Chief Financial Officer of Apogee Enterprise Inc., 1995 — 1997	50
Yasmin R. Seyal	Senior Vice President and Chief Financial Officer (since May 2002)	Acting Chief Financial Officer and Senior Vice President, Finance, November 2001 — May 2002; Treasurer of the Company, July 2000 — September 2002; Assistant Treasurer and Director of Taxes of the Company, March 2000 — July 2000; Director of Treasury and Taxes of the Company, October 1999 — April 2000; Director of Taxes as well as other management positions within Aerojet, 1989 — April 1999	47
Michael F. Martin	Vice President of the Company and President of Aerojet (since November 2001)	Acting President of Aerojet, April 2001 — October 2001; Vice President and Controller of the Company, October 1999 — November 2001; Vice President and Controller of Aerojet, September 1993 — October 1999	58

Name	Title	Other Business Experience Since 12/1/99	Age

Dr. Joseph Carleone	Vice President of the Company and President of Aerojet Fine Chemicals LLC (since September 2000)	Vice President and General Manager, Remote Sensing Systems and Vice President, Operations at Aerojet, 1999 — 2000; Vice President, Operations, 1997 — 2000; Vice President, Tactical Product Sector, 1994 — 1997	58
William A. Purdy Jr.	Vice President of the Company and President, Real Estate (since March 2002)	Managing Director, Development, Transwestern Investment Company LLC, January 1997 — March 2002; Chief Financial Officer of American Health Care Providers Inc., April 1996 — January 1997	60
Chris W. Conley	Vice President, Environmental, Health & Safety (since October 1999)	Director Environmental, Health & Safety, March 1996 — October 1999; Environmental Consultant, 1994 — 1996.	46
Linda B. Cutler	Vice President, Corporate Communications (since May 2002)	Vice President, Communications of the Company, March 2002 — May 2002; Strategic Market Manager, Telecommunications and Video Services of Output Technology Solutions, September 2000 — March 2002; Vice President, Marketing and Corporate Communications of Output Technology Solutions, January 2000 — September 2000; Vice President, Investor Relations and Corporate Communications of USCS International, April 1996 — December 1999.	51
Kari Van Gundy	Vice President, Treasurer (since October 2002)	Senior Vice President, eCommerce, Zenith Insurance Company, June 2000 — September 2002; Senior Vice President, Finance & Treasurer, CalFarm Insurance Company, May 1997 — September 1999	47
Mark A. Whitney	Vice President, Law; Deputy General Counsel and Assistant Secretary (since April 2003)	Senior Corporate Counsel, Tyco International (US) Inc., June 1999 — March 2003; Associate Corporate Counsel, Tyco International (US) Inc., November 1996 — June 1999	41
      The Company’s executive officers generally hold terms of office of one year and/or until their successors are elected.
Code of Ethics and Corporate Governance Guidelines
      The Company has adopted a code of ethics known as the “Code of Business Conduct” that applies to the Company’s employees including the principal executive officer, principal financial officer, principal accounting officer and controller. The Company makes available on its website at www.GenCorp.com (and in print to any shareholder who requests them) the Company’s current Code of Business Conduct and the Company’s corporate governance guidelines.

Section 16(a) Beneficial Ownership Reporting Compliance
      Information regarding compliance with Section 16(a) of the Exchange Act is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2005 Proxy Statement and is incorporated herein by reference.
Material Changes for Director Nominee Procedures
      Since the date of our 2004 Proxy Statement, our Board of Directors has not made any material changes to the procedures by which shareholders of the Company may recommend nominees to our Board of Directors
Audit Committee and Audit Committee Financial Expert
      Information regarding the Audit Committee and the Audit Committee’s Financial Expert is set forth under the heading “Board Committees” in our 2005 Proxy Statement and is incorporated herein by reference.
Item 11.     Executive Compensation
      Information regarding executive compensation is set forth under the heading “Executive Compensation” in our 2005 Proxy Statement and is incorporated herein by reference. Information regarding director compensation is set forth under the heading “Director Compensation” in our 2005 Proxy Statement and is incorporated herein by reference. Information regarding employment contracts, termination of employment and change in control agreements is set forth under the heading “Employment Contracts and Termination of Employment and Change in Control Arrangements” in our 2005 Proxy Statement and is incorporated herein by reference. Information regarding compensation committee interlocks is set forth under the heading “Compensation Committee Interlocks and Insider Participation” in our 2005 Proxy Statement and is incorporated herein by reference. The Company’s Board Compensation Committee Report on Executive Compensation is set forth under the heading “Report of the Organization & Compensation Committee of the Board of Directors on Executive Compensation” in our 2005 Proxy Statement and is incorporated herein by reference. The performance graph required by this Item is set forth under the heading “Performance Graph” in our 2005 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Information regarding the security ownership of certain beneficial owners and management is set forth under the heading “Security Ownership of Officers and Directors” in our 2005 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information
      The table below sets forth certain information regarding the following equity compensation plans of the Company, pursuant to which we have made equity compensation available to eligible persons, as of November 30, 2004: (i) GenCorp Inc. 1993 Stock Option Plan; (ii) GenCorp Inc. 1997 Stock Option Plan; and (iii) GenCorp Inc. 1999 Equity and Performance Incentive Plan. All three plans have been approved by shareholders.

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to be	Weighted-Average	Equity Compensation
	Issued Upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))

	(a)	(b)	(c)
Equity compensation plans approved by shareholders	2,388,785	$11.10	298,660	(1)
Equity compensation plans not approved by shareholders(2)	—	N/A	—

Total	2,388,785	$11.10	298,660

(1)	The number of shares issued as restricted shares, deferred shares or performance shares is limited under the GenCorp Inc. 1999 Equity and Performance Incentive Plan to 900,000 common shares and, during any period of three consecutive fiscal years, the maximum number of common shares covered by awards of restricted shares, deferred shares or performance shares granted to any one participant is limited to 900,000 common shares. The GenCorp Inc. 1999 Equity and Performance Incentive Plan further provides that no participant may receive an award in any one calendar year of performance shares or performance units having an aggregate maximum value as of the date of grant in excess of $2,000,000.

(2)	The Company also maintains the GenCorp Inc. and Participating Subsidiaries Deferred Bonus Plan. This plan allows participating employees to defer a portion of their compensation for future distribution. All or a portion of such deferrals may be allocated to an account based on the Company’s common stock and does permit limited distributions in the form of Company common shares. However, distributions in the form of common shares are permitted only at the election of the Organization & Compensation Committee of the Board of Directors and, according to the terms of the plan, individuals serving as officers or directors of the Company are not permitted to receive distributions in the form of Company common shares until at least 6 months after such individual ceases to be an officer or director of the Company. The table does not include information about this plan because no options, warrants or rights are available under this plan and no specific number of shares is set aside under this plan as available for future issuance. Based upon the price of Company common shares on November 30, 2004, the maximum number of shares that could be distributed to employees not subject to the restrictions on officers and directors(if permitted by the Organization & Compensation Committee) would be 23,080.
Item 13.     Certain Relationships and Related Transactions
      Information regarding certain transactions and employment agreements with management is set under the heading “Employment Contracts and Termination of Employment and Change of Control Arrangements” in our 2005 Proxy Statement and is incorporated herein by reference.
Item 14.     Principal Accountant Fees and Services
      Information regarding fees for professional audit services rendered by Ernst & Young (E&Y) for the audit of our annual financial statements for the years ended November 30, 2004 and November 30, 2003, and fees billed for other services rendered by E&Y during those periods as well as information regarding the Audit Committee’s approval relating to such engagements is disclosed under the heading “Ratification of Independent Registered Public Accounting Firm” and “Policy on Audit Committee Pre-Approval of Audit and

Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in our 2005 Proxy Statement and is incorporated herein by reference.
PART IV
Item 15.     Exhibits and Financial Statement Schedules
      The following documents are filed as part of this report:
(a)(1) and (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
      A listing of financial statements and financial statement schedules is set forth in a separate section of this report on page 108 which is incorporated herein by reference.
(a)(3) EXHIBITS
      An index of exhibits begins on page 111 of this report which is incorporated herein by reference.
(b) EXHIBITS
      The response to this portion of Item 15 is set forth in a separate section of this report immediately following the exhibit index.
(c) FINANCIAL STATEMENT SCHEDULES
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

GENCORP INC.
Item 15(a)(1) and (2)
Index to Consolidated Financial Statements and Financial Statement Schedules

Page
Number

(1) Financial Statements
The following consolidated financial statements of GenCorp are included in Part II, Item 8 of this report:
Report of Independent Registered Public Accounting Firm	53
Consolidated Statements of Income for each of the three years in the period ended November 30, 2004	54
Consolidated Balance Sheets as of November 30, 2004 and 2003	55
Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended November 30, 2004	56
Consolidated Statements of Cash Flows for each of the three years in the period ended November 30, 2004	57
Notes to Consolidated Financial Statements	58
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
February 14, 2005

GENCORP INC.

By:	/s/ TERRY L. HALL

Terry L. Hall
Chairman of the Board, President and
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ TERRY L. HALL Terry L. Hall	Chairman of the Board, President and Chief Executive Officer/Director (Principal Executive Officer)	February 14, 2005

By:	/s/ YASMIN R. SEYAL Yasmin R. Seyal	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 14, 2005

By:	/s/ * J. Robert Anderson	Director	February 14, 2005

By:	/s/ * C. F. Bolden Jr.	Director	February 14, 2005

By:	/s/ * J. Gary Cooper	Director	February 14, 2005

By:	/s/ * James J. Didion	Director	February 14, 2005

By:	/s/ * William K. Hall	Director	February 14, 2005

By:	/s/ * James M. Osterhoff	Director	February 14, 2005

By:	/s/ * Steven G. Rothmeier	Director	February 14, 2005

Signature		Title	Date

By:	/s/ * Sheila E. Widnall	Director	February 14, 2005

By:	/s/ YASMIN R. SEYAL Yasmin R. Seyal	Attorney-in-Fact pursuant to Powers of Attorney filed herewith	February 14, 2005

EXHIBIT INDEX

Table
Item No.	Exhibit Description

2.1	Asset Purchase Agreement by and between Aerojet-General Corporation and Northrop Grumman Systems, dated April 19, 2001 was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 5, 2001 (File No. 1-1520), and is incorporated herein by reference.**
2.2	Amendment No. 1 to Asset Purchase Agreement by and between Aerojet and Northrop Grumman, dated September 19, 2001 was filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K, dated November 5, 2001 (File No. 1-1520), and is incorporated herein by reference.**
2.3	Amendment No. 2 to Asset Purchase Agreement by and between Aerojet and Northrop Grumman, dated October 19, 2001 was filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K dated November 5, 2001 (File No. 1-1520), and is incorporated herein by reference.**
2.4	Amended and Restated Environmental Agreement by and between Aerojet and Northrop Grumman, dated October 19, 2001 was filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K dated November 5, 2001 (File No. 1-1520), and is incorporated herein by reference.
2.5	Guaranty Agreement by GenCorp Inc. for the Benefit of Northrop Grumman was filed as Exhibit 2.5 to the Company’s Current Report on Form 8-K dated November 5, 2001 (File No. 1-1520), and is incorporated herein by reference.
2.6	Purchase Agreement, dated May 2, 2003, between Atlantic Research Corporation and Aerojet-General Corporation was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2003 (File No. 1-1520) and is incorporated herein by reference.**
2.7	First Amendment to Purchase Agreement, dated August 29, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.2 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.**
2.8	Second Amendment to Purchase Agreement, dated September 30, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2003 (File No. 1-1520) and is incorporated herein by reference.**
2.9	Third Amendment to Purchase Agreement, dated October 16, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.4 to GenCorp’s Amendment No. 1 to Form S-4 Registration Statement dated December 15, 2003 (file no. 333-109518) and is incorporated herein by reference.**
2.10	Stock and Asset Purchase Agreement by and between GDX Holdings LLC and GenCorp Inc. dated July 16, 2004 (filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K dated September 7, 2004 (File No. 1-1520) and incorporated herein by reference).**
2.11	First Amendment to Stock and Asset Purchase Agreement by and between GenCorp Inc. and GDX Holdings LLC dated as of August 31, 2004 (filed as Exhibit 2.2 to GenCorp Inc.’s Current Report on Form 8-K dated September 7, 2004 (File No. 1-1520) and incorporated herein by reference).**
2.12	Second Amendment to Stock and Asset Purchase Agreement by and between GenCorp Inc. and GDX Holdings LLC dated as of October 14, 2004 (filed as Exhibit 2.3 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 (File No. 1-1520), as amended, and incorporated herein by reference).**
3.1	Amended Articles of Incorporation of GenCorp filed with the Secretary of State of Ohio on August 7, 2003 was filed as Exhibit 3.1 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.
3.2	The Amended Code of Regulations of GenCorp, as amended on March 29, 2000, was filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000 (File No. 1-1520), and is incorporated herein by reference.
4.1	Amended and Restated Rights Agreement (with exhibits) dated as of December 7, 1987 between GenCorp and Morgan Shareholder Services Trust Company as Rights Agent was filed as Exhibit D to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1987 (File No. 1-1520), and is incorporated herein by reference.

Table
Item No.	Exhibit Description

4.2	Amendment to Rights Agreement among GenCorp, The First Chicago Trust Company of New York, as resigning Rights Agent and The Bank of New York, as successor Rights Agent, dated August 21, 1995, was filed as Exhibit A to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1995 (File No. 1-1520), and is incorporated herein by reference.
4.3	Amendment to Rights Agreement between GenCorp and The Bank of New York as successor Rights Agent, dated January 20, 1997, was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 20, 1997 (File No. 1-1520), and is incorporated herein by reference.
4.4	Indenture dated April 5, 2002 between GenCorp and The Bank of New York, as trustee, relating to GenCorp’s 5 3/4% Convertible Subordinated Notes due 2007 was filed as Exhibit 4.4 to GenCorp’s Form S-3 Registration Statement No. 333-89796 dated June 4, 2002 and is incorporated herein by reference.
4.5	Form of 5 3/4% Convertible Subordinated Notes (included in Exhibit 4.4) was filed as Exhibit 4.6 to GenCorp’s Form S-3 Registration Statement No. 333-89796 dated June 4, 2002 and is incorporated herein by reference.
4.6	Indenture, dated as of August 11, 2003, between GenCorp Inc., the Guarantors named therein and The Bank of New York as trustee was filed as Exhibit 4.1 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.
4.7	Registration Rights Agreement, dated as of August 11, 2003, among GenCorp, the Guarantors named therein and the Initial Purchasers named therein was filed as Exhibit 4.2 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.
4.8	Form of Initial 9 1/2% Senior Subordinated Notes (included in Exhibit 4.7) was filed as Exhibit 4.3 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.
4.9	Form of 9 1/2% Senior Subordinated Notes (included in Exhibit 4.7) was filed as Exhibit 4.4 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.
4.10	First Supplemental Indenture dated as of October 29, 2004 to the Indenture between GenCorp Inc. and The Bank of New York, as trustee relating to GenCorp’s 9 1/2% Senior Subordinated Notes due 2013 (filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated November 1, 2004 (File No. 1-1520) and incorporated herein by reference).
4.11	Indenture dated January 16, 2004 between GenCorp and The Bank of New York, as trustee, relating to GenCorp’s 4% Contingent Convertible Subordinated Notes due 2024 was filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003 (File No. 1-1520) and is incorporated herein by reference.
4.12	Registration Rights Agreement dated January 16, 2004 by and among GenCorp, Deutsche Bank Securities Inc., Wachovia Capital Markets, LLC, Scotia Capital (USA) Inc., BNY Capital Markets, Inc., NatCity Investments, Inc. and Wells Fargo Securities, LLC was filed as Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003 (File No. 1-1520) and is incorporated herein by reference.
4.13	Form of 4% Contingent Convertible Subordinated Notes was filed as Exhibit 4.13 (and included in Exhibit 4.11) to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003 (File No. 1-1520) and is incorporated herein by reference.
4.14	Indenture, dated as of November 23, 2004, between GenCorp Inc. and The Bank of New York Trust Company, N.A., as trustee relating to GenCorp Inc.’s 2 1/4% Convertible Subordinated Debentures due 2024 (filed as Exhibit 4.01 to GenCorp Inc.’s Current Report on Form 8-K dated November 23, 2004 (File No. 1-1520), as amended, and incorporated herein by reference).
4.15	Registration Rights Agreement, dated as of November 23, 2004, by and between GenCorp Inc. and Wachovia Capital Markets, LLC, as representative for the several initial purchasers of the 2 1/4% Convertible Subordinated Debentures due 2024 (filed as Exhibit 4.14 to GenCorp Inc.’s Form S-3 Registration Statement dated January 11, 2005 (File No. 333-121948) and incorporated herein by reference).

Table
Item No.	Exhibit Description

4.16	Form of 2 1/4% Convertible Subordinated Debenture (filed as Exhibit 4.02 to GenCorp Inc.’s Current Report on Form 8-K dated November 23, 2004 (File No. 1-1520), as amended, and incorporated herein by reference).
10.1	Distribution Agreement dated September 30, 1999 between GenCorp Inc. and OMNOVA Solutions Inc. (OMNOVA) was filed as Exhibit B to the Company’s Annual Report on Form 10-K for the fiscal year ended November 19, 1999 (File No. 1-1520), and is incorporated herein by reference.
10.2	Tax Matters Agreement dated September 30, 1999 between GenCorp and OMNOVA was filed as Exhibit C to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No 1-1520), and is incorporated herein by reference.
10.3	Alternative Dispute Resolution Agreement dated September 30, 1999 between GenCorp and OMNOVA was filed as Exhibit D to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.
10.4	Agreement to Amend and Restate dated as of October 2, 2002, among GenCorp, The Bank of Nova Scotia as Documentation Agent, ABN AMRO Ban, N.V., as Syndication Agent, and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), as Administrative Agent together with Annex I which is the Amended and Restated Credit Agreement among GenCorp Inc., as the Borrower, Deutsche Bank Trust Company Americas, as Administrative Agent, ABM AMRO Bank, N.V., as Syndication Agent, Deutsche Bank Securities Inc. and ABM AMRO Incorporated, as Joint Lead Arrangers, The Bank of Nova Scotia, as Documentation Agent and various lending institutions dated as of December 28, 2002 and amended and restated as of October 2, 2002 was filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2002 (File No. 1-1520) and is incorporated herein by reference.
10.5	Amendment No. 1 to Amended and Restated Credit Agreement and Limited Waiver and Consent, dated July 29, 2003, among GenCorp, Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), for itself, as a Lender, and as Administrative Agent for the Lenders, and the other Lenders signatory thereto was filed as Exhibit 10.1 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.
10.6	Amendment No. 2 to Amended and Restated Credit Agreement, dated August 25, 2003, among GenCorp, Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), for itself, as a Lender, and as Administrative Agent for the Lenders, and the other Lenders signatory thereto was filed as Exhibit 10.2 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.
10.7	Amendment No. 3 to Amended and Restated Credit Agreement, dated December 31, 2003, among GenCorp, Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), for itself, as a Lender, and as Administrative Agent for the Lenders, and the other Lenders signatory thereto, was filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003 (File No. 1-1520) and is incorporated herein by reference.
10.8	Amendment No. 4 to Amended and Restated Credit Agreement, Consent and Waiver dated as of August 30, 2004 by and among GenCorp Inc., Deutsche Bank Trust Company Americas, for itself, as a Lender, and as Administrative Agent for the Lenders, and the other Lenders signatory thereto (filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated August 31, 2004 (File No. 1-1520) and incorporated herein by reference).
10.9	Amendment No. 5 to Amended and Restated Credit Agreement, Consent and Waiver dated October 13, 2004 and effective as of August 30, 2004 by and among GenCorp Inc., Deutsche Bank Trust Company Americas, for itself, as a Lender, and as Administrative Agent for the Lenders, and the other Lenders signatory thereto, was filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 (File No. 1-1520) and is incorporated herein by reference.
10.10	Amendment No. 6 to Amended and Restated Credit Agreement, Consent and Waiver dated November 3, 2004 and effective as of November 18, 2004 by and among GenCorp Inc., Deutsche Bank Trust Company Americas, for itself, as a Lender, and as Administrative Agent for the Lenders, and the other Lenders signatory thereto, was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated November 22, 2004 (File No. 1-1520) and is incorporated herein by reference.

Table
Item No.	Exhibit Description

10.11	Amendment No. 7 to Amended and Restated Credit Agreement, Consent and Waiver dated November 3, 2004 among GenCorp Inc., Deutsche Bank Trust Company Americas, for itself, as a Lender, and as Administrative Agent for the Lenders, and the other Lenders signatory thereto, was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated November 8, 2004 (File No. 1-1520) and is incorporated herein by reference.
10.12	Credit Agreement, dated as of December 6, 2004, among GenCorp, as the Borrower, each of those Material Domestic Subsidiaries of the Borrower identified as a “Guarantor” on the signature pages thereto and such other Material Domestic Subsidiaries of the Borrower as may from time to time become a party thereto, the several banks and other financial institutions from time to time parties to such Credit Agreement, and Wachovia Bank, National Association, a national banking association, as Administrative Agent, was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated December 8, 2004 (File No. 1-1520) and is incorporated herein by reference.
10.13	Modified Employment Retention Agreement dated July 26, 2002, between the Company and Robert A. Wolfe was filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002 (File No. 1-1520), and is incorporated herein by reference.
10.14	GenCorp 1996 Supplemental Retirement Plan for Management Employees effective March 1, 1996 was filed as Exhibit B to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1996 (File No. 1-1520), and is incorporated herein by reference.
10.15	Benefits Restoration Plan for Salaried Employees of GenCorp Inc. and Certain Subsidiary Companies as amended and restated effective December 1, 1986, was filed as Exhibit G to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1987 (File No. 1-1520), and is incorporated herein by reference.
10.16	Information relating to the Deferred Bonus Plan of GenCorp Inc. is contained in Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 2-83133 dated April 18, 1986 and is incorporated herein by reference.
10.17	Amendment to the Deferred Bonus Plan of GenCorp Inc. effective as of April 5, 1987, was filed as Exhibit I to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1987 (File No. 1-1520), and is incorporated herein by reference.
10.18	GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors effective January 1, 1992 was filed as Exhibit A to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1991 (File No. 1-1520), and is incorporated herein by reference.
10.19	GenCorp Inc. 1993 Stock Option Plan effective March 31, 1993 was filed as Exhibit 4.1 to Form S-8 Registration Statement No. 33-61928 dated April 30, 1993 and is incorporated herein by reference.
10.20	GenCorp Inc. 1997 Stock Option Plan effective March 26, 1997 was filed as Exhibit 4.1 to Form S-8 Registration Statement No. 333-35621 dated September 15, 1997 and is incorporated herein by reference.
10.21	GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit H to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.
10.22	GenCorp Inc. Executive Incentive Compensation Program, amended September 8, 1995 to be effective for the 1996 fiscal year was filed as Exhibit E to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997 (File No. 1-1520), and is incorporated herein by reference.
10.23	2001 Supplemental Retirement Plan For GenCorp Executives effective December 1, 2001, incorporating the Company’s Voluntary Enhanced Retirement Program was filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001 (File No. 1-1520) and is incorporated herein by reference.
10.24	Form of Restricted Stock Agreement between the Company and Nonemployee Directors providing for payment of part of Directors’ compensation for service on the Board of Directors in Company stock was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1998 (File No. 1-1520), and is incorporated herein by reference.

Table
Item No.		Exhibit Description

10.25		Form of Restricted Stock Agreement between the Company and Nonemployee Directors providing for payment of part of Directors’ compensation for service on the Board of Directors in Company stock was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1999 (File No. 1-1520), and is incorporated herein by reference.
10	.26*	Form of Restricted Stock Agreement between the Company and Directors or Employees for grants of time-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan.
10	.27*	Form of Stock Appreciation Rights Agreement between the Company and Employees for grants of stock appreciation rights under the GenCorp Inc. 1999 Equity and Performance Incentive Plan.
10	.28*	Form of Stock Appreciation Rights Agreement between the Company and Directors for grants of stock appreciation rights under the GenCorp Inc. 1999 Equity and Performance Incentive Plan.
10	.29*	Form of Restricted Stock Agreement between the Company and Employees for grants of performance-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan.
10.30		Form of Director Nonqualified Stock Option Agreement between the Company and Nonemployee Directors providing for annual grant of nonqualified stock options prior to February 28, 2002, valued at $30,000 was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2002 (File No. 1-1520), and is incorporated herein by reference.
10.31		Form of Director Nonqualified Stock Option Agreement between the Company and Nonemployee Directors providing for an annual grant of nonqualified stock options on or after February 28, 2002, valued at $30,000 in lieu of further participation in Retirement Plan for Nonemployee Directors was filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2002 (File No. 1-1520), and is incorporated herein by reference.
10.32		Form of Director and Officer Indemnification Agreement was filed as Exhibit L to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.
10.33		Form of Director Indemnification Agreement was filed as Exhibit M to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.
10.34		Form of Officer Indemnification Agreement was filed as Exhibit N to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.
10.35		Form of Severance Agreement granted to certain executive officers of the Company was filed as Exhibit D to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997 (File No. 1-1520), and is incorporated herein by reference.
21	.1*	Subsidiaries of the Company.
23	.1*	Consent of Independent Registered Public Accounting Firm.
24	.1*	Powers of Attorney executed by J. R. Anderson, C. F. Bolden Jr., J. G. Cooper, J. J. Didion, W. K. Hall, J. M. Osterhoff, S. G. Rothmeier, and S. E. Widnall, Directors of the Company.
31	.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith. All other exhibits have been previously filed.

**	Schedules and Exhibits have been omitted, but will be furnished to the SEC upon request.