Form 10-Q
period 2005-02-28
GENCORP INC
filed 2005-04-08
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: February 28, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 1-1520

GenCorp Inc.

(Exact name of registrant as specified in its charter)

Ohio (State of Incorporation)	34-0244000 (I.R.S. Employer Identification No.)

Highway 50 and Aerojet Road Rancho Cordova, California (Address of Principal Executive Offices)	95742 (Zip Code)

P.O. Box 537012 Sacramento, California (Mailing Address)	95853-7012 (Zip Code)

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

     As of March 28, 2005, there were 54,455,731 outstanding shares of our Common Stock, $0.10 par value.

GenCorp Inc.

Quarterly Report on Form 10-Q
For the Quarterly Period Ended February 28, 2005

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

GenCorp Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended
	February 28	February 29
	2005	2004
	(in millions, except per share amounts)
Net Sales	$142	$110

Costs and Expenses
Cost of products sold	130	98
Selling, general and administrative	8	11
Depreciation and amortization	7	8
Interest expense	7	8
Unusual items, net	18	—

Loss from continuing operations before income taxes	(28)	(15)
Income tax benefit	—	6

Loss from continuing operations	(28)	(9)
Loss from discontinued operations, net of tax	(1)	(10)

Net loss	$(29)	$(19)

Loss Per Share of Common Stock

Basic and Diluted:
Loss per share from continuing operations	$(0.51)	$(0.21)
Loss per share from discontinued operations	(0.03)	(0.22)

Loss per share	$(0.54)	$(0.43)

Weighted average shares of common stock outstanding	54.2	43.9

Dividends Declared Per Share of Common Stock	$—	$0.03

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Balance Sheets

	February 28,	November 30,
	2005	2004
	(Unaudited)
	(in millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$31	$68
Restricted cash	—	23
Accounts receivable, net	103	88
Inventories, net	172	159
Recoverable from the U.S. government and other third parties for environmental remediation costs	39	36
Prepaid expenses and other	5	6
Assets of discontinued operations	101	94

Total Current Assets	451	474
Noncurrent Assets
Restricted cash	—	178
Property, plant and equipment, net	141	145
Recoverable from the U.S. government and other third parties for environmental remediation costs	191	197
Prepaid pension asset	268	278
Goodwill	103	103
Intangible assets	28	28
Other noncurrent assets, net	90	92

Total Noncurrent Assets	821	1,021

Total Assets	$1,272	$1,495

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings and current portion of long-term debt	$2	$23
Accounts payable	35	55
Reserves for environmental remediation	55	51
Income taxes payable	35	35
Postretirement benefits other than pensions	15	15
Other current liabilities	138	141
Liabilities of discontinued operations	18	18

Total Current Liabilities	298	338
Noncurrent Liabilities
Convertible subordinated notes	291	285
Senior subordinated notes	98	150
Other long-term debt, net of current portion	24	119
Reserves for environmental remediation	245	253
Postretirement benefits other than pensions	146	149
Other noncurrent liabilities	55	60

Total Noncurrent Liabilities	859	1,016

Total Liabilities	1,157	1,354

Commitments and Contingent Liabilities
Shareholders’ Equity
Preference stock, par value of $1.00; 15 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150 million shares authorized; 54.9 million shares issued, 54.3 million outstanding as of February 28, 2005; 54.6 million shares issued, 54.0 million shares outstanding as of November 30, 2004	5	5
Other capital	170	167
Accumulated deficit	(57)	(28)
Accumulated other comprehensive loss, net of income taxes	(3)	(3)

Total Shareholders’ Equity	115	141

Total Liabilities and Shareholders’ Equity	$1,272	$1,495

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	February 28,	February 29,
	2005	2004
	(in millions)
Operating Activities
Loss from continuing operations	$(28)	$(9)
Adjustments to reconcile loss to net cash used in continuing operations:
Depreciation and amortization	7	8
Stock compensation and savings plan expense	2	2
Loss on repayment of debt	18	—
Changes in assets and liabilities:
Current assets	(30)	(7)
Noncurrent assets	14	32
Current liabilities	(19)	(42)
Noncurrent liabilities	(16)	(2)

Net cash used in continuing operations	(52)	(18)
Net cash used in discontinued operations	(1)	(24)

Net Cash Used in Operating Activities	(53)	(42)

Investing Activities
Capital expenditures	(2)	(2)
Restricted cash	201	—
Investing activities of discontinued operations	(7)	(12)

Net Cash (Used in) Provided by Investing Activities	192	(14)

Financing Activities
Proceeds from issuance of convertible notes	66	125
Repayment of convertible and senior subordinated notes	(122)	—
Repayments on revolving credit facility	—	(30)
Borrowings (repayments) of short-term debt	—	(6)
Proceeds from the issuance of other long-term debt	25	2
Repayments of other long-term debt	(141)	(26)
Debt issuance costs	(6)	(5)
Dividends paid	—	(1)
Other equity transactions	2	1

Net Cash (Used In) Provided by Financing Activities	(176)	60

Effect of exchange rate fluctuations on cash and cash equivalents	—	1

Net (Decrease) Increase in Cash and Cash Equivalents	(37)	5
Cash and Cash Equivalents at Beginning of Period	68	64

Cash and Cash Equivalents at End of Period	$31	$69

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Nature of Operations

     GenCorp Inc. (GenCorp or the Company) has prepared the accompanying Unaudited Condensed Consolidated Financial Statements, including its accounts and the accounts of its wholly owned and majority-owned subsidiaries, in accordance with the instructions to Form 10-Q and therefore do not include all of the information and notes required by accounting principles generally accepted in the United States (GAAP). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 30, 2004, as filed with the Securities and Exchange Commission (SEC).

     The Company believes the accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of its financial position, results of operations and cash flows for the periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the operating results for interim periods may not be indicative of the results of operations for a full year.

     The Company is a technology-based manufacturer operating primarily in the United States. The Company’s continuing operations are organized into two operating segments: Aerospace and Defense and Real Estate. The Aerospace and Defense segment includes the operations of Aerojet-General Corporation (Aerojet), which develops and manufactures propulsion systems for space and defense applications, armament systems for precision tactical weapon systems and munitions applications, and advanced airframe structures. Primary customers served include major prime contractors to the U.S. government, the Department of Defense (DoD) and the National Aeronautics and Space Administration (NASA). The Real Estate segment includes activities related to the development, sale and leasing of the Company’s real estate assets.

     On August 31, 2004, the Company completed the sale of its GDX Automotive (GDX) business. Also in fiscal 2004, management committed to a plan to sell the Company’s Fine Chemicals business. The GDX and Fine Chemicals businesses are classified as discontinued operations in these Unaudited Condensed Consolidated Financial Statements and Notes to Unaudited Condensed Consolidated Financial Statements (see Note 13).

2. Loss Per Share of Common Stock

     A reconciliation of the numerator and denominator used to calculate basic and diluted loss per share of common stock (EPS) is presented in the following table:

	Three months ended
	February 28,	February 29,
	2005	2004
	(in millions, except per share
	amounts; shares in thousands)
Numerator for Basic and Diluted EPS:
Loss from continuing operations	$(28)	$(9)
Loss from discontinued operations, net of tax	(1)	(10)

Net loss available to common shareholders	$(29)	$(19)

Denominator for Basic and Diluted EPS:
Weighted average shares of common stock outstanding	54,180	43,878

Basic and Diluted:
Loss per basic share from continuing operations	$(0.51)	$(0.21)
Loss per basic share from discontinued operations	(0.03)	(0.22)

Net loss per share	$(0.54)	$(0.43)

     The following were not included in the computation of diluted loss per share for the quarter ended February 28, 2005 or February 29, 2004 because the effect would be antidilutive for the periods:

Description	Conversion Rate
5 3/4% Convertible Subordinated Notes	54.29 shares per $1,000 outstanding
4% Contingent Convertible Subordinated Notes	64.81 Shares per $1,000 outstanding
2 1/4% Convertible Subordinated Debentures	50.00 Shares per $1,000 outstanding

     Potentially dilutive securities that are not included in the diluted EPS calculation, because they would be antidilutive, also include 2.2 million and 3.3 million employee stock options as of February 28, 2005 and February 29, 2004, respectively.

3. Stock Based Compensation

     The Financial Accounting Standards Board (FASB) issued Statement No. 123(R), Share-Based Payment, in December 2004. Statement No. 123(R) will require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. Until the Company adopts SFAS No. 123(R) in the fourth quarter of fiscal 2005, the Company will continue to account for its stock compensation in accordance with Accounting Principles Board (APB) No. 25.

     As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the Company applies the existing accounting rules under APB Opinion No. 25, Accounting for Stock Issued to Employees, which provides that no compensation expense is charged for options granted at an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense for the stock option plans been determined based upon the fair value at the grant date for awards under these plans using market-based option valuation models, the net loss and the effect on net loss per share would have been as follows:

	Three months ended
	February 28,	February 29,
	2005	2004
	(in millions, except
	per share amounts)
Net loss, as reported	$(29)	$(19)
Add: Stock based compensation expense reported, net of related tax effects	—	—
Deduct: Stock based compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Net loss, pro forma	$(29)	$(19)

As reported
Basic and diluted	$(0.54)	$(0.43)

Pro forma
Basic and diluted	$(0.54)	$(0.43)

     The fair value of options granted was estimated at the date of grant using a Black-Scholes stock option pricing model with the following weighted average assumptions:

Three months ended
February 29,
2004
Expected life (in years)	5.00
Volatility	42.00%
Risk-free interest rate	3.07%
Dividend yield	0.00%

     During the first quarter of fiscal 2005, the Company did not issue any stock options to employees. Discontinued operations loss per share would not have changed as a result of stock based compensation expense.

4. Inventories, Net

	February 28,	November 30,
	2005	2004
	(in millions)
Long-term contracts at average cost	$242	$235
Raw materials and supplies	8	2
Progress payments	(78)	(78)

Inventories, net	$172	$159

     During fiscal 2004, Aerojet recorded an inventory write-down of $16 million on a contract to design, develop and produce a solid rocket motor for Lockheed Martin’s Atlas® V program. This write-down relates to unanticipated transition costs from the development phase to the production phase of the contract and the value of materials rendered obsolete by a decision to proceed with qualification and production of an enhanced motor configuration. In management’s judgment, these costs will not be recoverable on the contract.

     The current contract with Lockheed provides for production of 44 motors over a number of years and for the order of an additional 52 motors at Lockheed Martin’s option. At February 28, 2005, the Atlas V inventory balance was $136 million. Full recovery of this investment is subject to uncertainties, including: (i) Aerojet’s ability to produce motors at its estimated average unit price, (ii) final pricing of the enhanced motor configuration, and (iii) a satisfactory renegotiation of contract terms with Lockheed Martin. Aerojet believes its Atlas V contract will be restructured during fiscal 2005 when launch services contracts between launch vehicle manufacturers and the U.S. government are modified to reflect cost pressures resulting from continued low commercial launch activity. Details of the form and terms of the anticipated changes are unknown at this time. Aerojet Management believes that continued improvements in operational efficiency and renegotiation of contract terms will permit recovery of inventoried development and production costs. However, if management’s efforts are unsuccessful, Aerojet may be required to recognize additional material losses.

5. Property, Plant and Equipment, Net

	February 28,	November 30,
	2005	2004
	(in millions)
Land	$29	$29
Buildings and improvements	132	128
Machinery and equipment	335	333
Construction-in-progress	10	15

	506	505
Less: accumulated depreciation	(365)	(360)

Property, plant and equipment, net	$141	$145

6. Other Noncurrent Assets, Net

	February 28,	November 30,
	2005	2004
	(in millions)
Real estate held for development and leasing	$28	$27
Other receivables	23	23
Deferred financing costs	17	21
Other	22	21

Other noncurrent assets	$90	$92

     As of February 28, 2005 and November 30, 2004, the Company had a receivable of $23 million from Northrop Grumman Corporation related to environmental remediation (See Note 9(c)). The Company amortizes deferred financing costs over the term of the related debt.

7. Other Current Liabilities

	February 28,	November 30,
	2005	2004
	(in millions)
Accrued compensation and employee benefits	$42	$37
Advanced payments on contracts	28	22
Contract loss provisions	14	15
Accrued goods and services	7	11
Interest payable	2	8
Other	45	48

Other current liabilities	$138	$141

8. Long-term Debt

	February 28,	November 30,
	2005	2004
	(in millions)
Convertible subordinated notes, bearing interest at 5.75% per annum, interest payments due in April and October, maturing in 2007 (5 3/4% Notes)	$20	$80
Contingent convertible subordinated notes, bearing interest at 4.00% per annum, interest payments due in January and July, maturing in 2024 (4% Notes)	125	125
Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in 2024 (2 1/4 % Debentures)	146	80

Total convertible subordinated notes	291	285

Senior subordinated notes, bearing interest at 9.50% per annum, interest payments due in February and August, maturing in 2013 (9 1/2% Notes)	98	150

Total senior subordinated notes	98	150

Term loan A, bearing interest at various rates (5.1% as of November 30, 2004)	—	28
Term loan B, bearing interest at various rates (6.02% as of November 30, 2004)	—	113
Term loan, bearing interest at various rates (rate of 5.89% as of February 28, 2005), payable in quarterly installments of approximately $250,000 plus interest, maturing in 2010	25	—
Other	1	1

Total other debt, including current portion	26	142

Total debt	415	577
Less: Amounts due within one year	(2)	(23)

Total long-term debt	$413	$554

     The estimated fair value of the Company’s total debt was $488 million as of February 28, 2005 compared to a carrying value of $415 million. The fair value of the convertible subordinated notes and the senior subordinated notes was determined based on quoted market prices as of February 28, 2005. The fair value of the remaining debt approximates the carrying value. The interest rates are generally variable, based on market interest rates, and reflect market rates currently available to the Company.

a. Convertible Subordinated Notes

     In December 2004, an initial purchaser exercised its option to purchase additional 2 1/4% Debentures totaling $66 million aggregate principal amount. Cash proceeds, net of underwriting discounts and transaction costs, were $64 million and were used to repurchase $60 million of the 5 3/4% Notes, plus premium, accrued interest, and transaction costs. The repurchase of the 5 3/4% Notes resulted in an unusual charge of $5 million during the first quarter of fiscal 2005, including the write-off of deferred financing costs associated with the repurchased 5 3/4% Notes.

b. Senior Subordinated Notes

     In February 2005, the Company redeemed $52 million principal amount of its 9 1/2% Notes, representing 35% of the $150 million aggregate principal outstanding. In accordance with the indenture governing the notes, the redemption price was 109.5% of the principal amount of the 9 1/2% Notes redeemed, plus accrued and unpaid interest. The Company paid the redemption price using a portion of the restricted cash from the proceeds of the equity offering completed in November 2004, and recorded an unusual charge of $7 million in the first quarter of fiscal 2005, including the write-off of deferred financing costs associated with the redeemed 9 1/2% Notes.

c. Other Debt

     In December 2004, the Company entered into a new $180 million credit facility (New Credit Facility) with a syndicate of lenders. The New Credit Facility provides for an $80 million revolving credit facility (Revolver) maturing in December 2009, and a $100 million credit-linked facility maturing in December 2010. The credit-linked facility consists of a $25 million term loan subfacility, and a $75 million letter of credit subfacility. The interest rate on the revolving credit facility is LIBOR plus 275 basis points, subject to adjustment based on the Company’s senior leverage ratio, with a minimum of 225 basis points and a maximum of 300 basis points. The interest rate on the term loan is LIBOR plus 300 basis points. The fees on the letter of credit subfacility are 300 basis points plus any shortfall from LIBOR earned on the credit-linked deposits. The Revolver commitment fee is .5% per annum on the unused balance of the Revolver. As of February 28, 2005, the Company had a $25 million term loan and $60 million of letters of credit outstanding under the New Credit Facility. Cash proceeds from the $25 million term loan, net of underwriting fees and expenses associated with the New Credit Facility, were $21 million and will be used for general corporate purposes.

     The New Credit Facility is secured by substantially all of the Company’s assets, including the stock and assets of its material domestic subsidiaries who are guarantors of this facility. The Company is subject to certain limitations including the ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; and make restricted payments. The Company is also subject to financial covenants effective for the period ended February 28, 2005, which include an interest coverage ratio, a leverage ratio, a senior leverage ratio, and a fixed charge coverage ratio. The fiscal 2005 financial covenants are as follows:

Financial Covenant	Through May 31, 2005	June 1 through November 30, 2005
Minimum interest coverage ratio	2.00 to 1.00	2.00 to 1.00
Maximum leverage ratio	8.25 to 1.00	7.50 to 1.00
Maximum senior leverage ratio	3.00 to 1.00	2.50 to 1.00
Minimum fixed charge coverage ratio	1.05 to 1.00	1.10 to 1.00

The Company was in compliance with its financial covenants as of February 28, 2005.

     The New Credit Facility replaces the previous credit facility (Restated Credit Facility), which was terminated by the Company in December 2004. The outstanding term loans totaling $141 million plus accrued interest under the Restated Credit Facility were repaid in full using restricted cash from the proceeds of the GDX Automotive sale completed in August 2004 and the equity offering completed in November 2004. The Company recorded an unusual charge of $6 million as a result of the termination of the Restated Credit Facility in the first quarter of fiscal 2005, representing the write-off of deferred financing costs.

9. Commitments and Contingencies

a. Legal proceedings

     From time to time, GenCorp and its subsidiaries are subject to legal proceedings, including litigation in federal and state courts, which arise out of, and are incidental to, the ordinary course of the Company’s on-going and historical businesses. The Company is also subject to governmental investigations by state and federal agencies. The Company cannot predict the outcome of such proceedings with any degree of certainty, and therefore as of February 28, 2005, an estimate of a probable loss or range of loss cannot be made. The potential liabilities that may result could have a material adverse effect on the Company’s financial position or the results of operations.

Groundwater Cases

     Along with other industrial Potentially Responsible Parties (PRPs) and area water purveyors, Aerojet was sued in three cases by approximately 500 individual plaintiffs residing in the vicinity of Aerojet’s facilities near Sacramento, California (the Sacramento cases). One of the cases was subsequently dismissed by the plaintiff. The trial court determined that the Public Utility Commission regulated water purveyor defendants did not serve water in violation of state and federal standards. Accordingly, such regulated water entities were dismissed from the litigation. The Sacramento Superior Court through the initial pleading stage reduced the number of plaintiffs in the Sacramento cases to approximately 300. On or about May 28, 2004 and July 23, 2004, the Sacramento Superior Court dismissed, without leave to amend, nearly 250 plaintiffs, leaving the number of plaintiffs at 53. Subsequent dismissals and a recent settlement with a group of plaintiffs has reduced the number of plaintiffs to 20. The remaining individual plaintiffs in the Sacramento cases generally seek damages for illness (in some cases death) and economic injury allegedly caused by their ingestion of groundwater contaminated or served by defendants, without specifying actual damages. Discovery in the Sacramento cases is ongoing and the first phase of the trial has been set for August 2005.

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

     The trial court in the San Gabriel Valley cases determined that the Public Utility Commission regulated water entity defendants did not serve water in violation of state and federal standards. Accordingly, such regulated water entities were dismissed from the litigation. Numerous defendants have settled with the plaintiffs. Currently, 162 of the approximately 500 San Gabriel Valley plaintiffs are subject to early trial — most likely in late 2005 or early 2006.

     Aerojet and other defendants were sued by the Orange County Water District, a public entity with jurisdiction over groundwater resources and water supplies in Orange County. Orange County Water District v. Northrop Corporation, et al. Case No. O4CC00715, Orange County (CA) Superior Court, served December 29, 2004. The plaintiff alleges that groundwater in Orange County, California is contaminated with chlorinated solvents that were allegedly released to the environment by Aerojet and other industrial defendants causing it to incur unspecified response costs and other damages. The plaintiff seeks declaratory relief and recovery of past costs in connection with investigation and remediation of groundwater resources. Aerojet has filed its answer and discovery has commenced.

Air Cases

     Aerojet and several other defendants have been sued by residents living in the vicinity of Chino and Chino Hills, California. The cases have been consolidated and are pending in the U.S. District Court for the Central District of California. Baier, et al. v. Aerojet-General Corporation, et al., Case No. EDCV 00 618VAP (RNBx) CA; Kerr, et al. v. Aerojet-General Corporation, Case No. EDCV 01-19VAP (SGLx); and Taylor, et al. v. Aerojet-General Corporation, et al., Case No. EDCV 01-106 VAP (RNBx). An additional case involving similar allegations was filed in 2004. Yeh, et al. v. Aerojet-General Corporation, Case No. RCV 083065 San Bernardino County Superior Court (transferred to U.S. District Court, Central District, CA, renumbered Case No. EDCV 04-1354-VAP(SHx). This case has been coordinated with the Baier, Kerr and Taylor cases.

     Plaintiffs generally allege that defendants released hazardous chemicals into the air at their manufacturing facilities, which allegedly caused illness, death, and economic injury. Various motions have reduced the number of plaintiffs from 80 to 48. Discovery is proceeding in the cases. Trial is likely to be scheduled for 2006.

Water Entity Cases

     In October 2002, Aerojet, along with approximately 65 other individual and corporate defendants, was served with four civil suits filed in the U.S. District Court for the Central District of California that seek recovery of costs allegedly incurred in response to the contamination present at the South El Monte Operable Unit (SEMOU) of the San Gabriel Valley Superfund site. The cases are denominated as follows: The City of Monterey Park v. Aerojet-General Corporation, et al., (CV-02-5909 ABC (RCx)); San Gabriel Basin Water Quality Authority v. Aerojet-General Corporation, et al., (CV-02-4565 ABC (RCx)); San Gabriel Valley Water Company v. Aerojet-General Corporation, et al., (CV-02-6346 ABC (RCx)) and Southern California Water Company v. Aerojet-General Corporation, et al., (CV-02-6340 ABC (RCx)). The cases have been coordinated for ease of administration by the court. The plaintiffs’ claims are based upon allegations of discharges from a former site in the El Monte area, as more fully discussed below under the headings “San Gabriel Valley Basin, California — South El Monte Operable Unit.” The total cost estimate to implement projects under the UAO prepared by EPA and the water entities is approximately $90 million. Aerojet is vigorously defending the actions as its investigations do not identify a credible connection between the contaminants identified by the water entities in the

SEMOU and those detected at Aerojet’s former facility located in El Monte, California, near the SEMOU (East Flair Drive site). Aerojet has filed third-party complaints against several water entities on the basis that they introduced perchlorate-containing Colorado River water to the basin. Those water entities have filed motions to dismiss Aerojet’s complaints. The motions as well as discovery have been stayed pending efforts to resolve the litigation through mediation. Aerojet has notified its insurers of these claims.

Wotus, et al. v. GenCorp Inc. et al.

     In October 2000, a group of hourly retirees filed a federal lawsuit against the Company and OMNOVA Solutions Inc. (OMNOVA) disputing certain retiree medical benefits. Wotus, et al. v. GenCorp Inc., et al., U.S.D.C., N.D. OH (Cleveland, OH), Case No. 5:00-CV-2604. The retirees seek rescission of the then current Hourly Retiree Medical Plan established in the spring of 1994, and the reinstatement of the prior plan terms. The crux of the dispute relates to union and GenCorp negotiated modifications to retiree benefits that, in exchange for other consideration, now require retirees to make benefit contributions as a result of caps on Company-paid retiree medical costs implemented in late 1993. A retiree’s failure to pay contributions results in a termination of benefits. The Company prevailed in similar litigation filed in 1995 involving salaried employees arising at the Company’s Wabash, Indiana location. Divine, et al. v. GenCorp Inc., U.S.D.C., N.D. IN (South Bend, IN), Case No. 96-CV-0394-AS.

     The initial plaintiffs consisted of four hourly retirees from the Jeannette, Pennsylvania facility of OMNOVA, the company spun-off from GenCorp on October 1, 1999, two hourly retirees from OMNOVA’s former Newcomerstown, Ohio facility, and three hourly retirees from the Company’s former tire plants in Akron, Ohio; Mayfield, Kentucky; and Waco, Texas. The plaintiffs sought class certification seeking to represent all eligible hourly retirees formerly represented by the unions URW or USWA. The unions are not party to the suit and have agreed not to support such litigation pursuant to an agreement negotiated with the Company. In December 2003, the trial court denied plaintiffs’ motion for class action certification. The plaintiffs filed a motion seeking reconsideration, and that motion was denied. Plaintiffs petitioned the Sixth Circuit Court of Appeals (Court of Appeals) for the right to seek an interlocutory appeal of the trial court’s denial of class certification. The Court of Appeals denied that petition in August 2004.

     Following the Court of Appeals’ ruling on the interlocutory appeal, the trial court lifted the stay on the Wotus case and denied a pending motion filed on behalf of 241 individuals who sought to intervene in the Wotus case. The result of these rulings is that the Wotus case will move forward with the nine remaining individual plaintiffs or their estates. Extensive discovery has already occurred in this case. The Company has given notice to its insurance carriers and is receiving reimbursement for portions of its defense fees and costs. The Company is vigorously defending these claims. A trial in the Ohio federal court is not expected until sometime after the summer of 2005.

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

Baumgardner et al. v. GenCorp Inc. et al.

     On or about July 8, 2004, the 241 individuals who sought to intervene in the Wotus matter filed a separate lawsuit against the Company and OMNOVA, also in the U.S. District Court for the Northern District of Ohio, seeking the same claims and relief (other than class certification) as in the Wotus matter. Baumgardner, et al. v. GenCorp Inc. et al., U.S.D.C., N.D. OH (Cleveland, OH), Case No. 1:04 CV 1278. The number of plaintiffs in the Baumgardner case was subsequently increased to 294. After the Sixth Circuit Court of Appeals denied the Wotus plaintiffs’ petition for an interlocutory appeal, and denied the Baumgardner plaintiffs’ motion to intervene in the Wotus case, the trial court ruled that the joinder of the 294 individuals in the Baumgardner case was improper. On February 4, 2005, the former Baumgardner plaintiffs plus 13 additional members of the former Wotus putative class filed 307 individual complaints against the Company and OMNOVA with the same allegations that were made in the Baumgardner case. An additional two cases were filed on February 28, 2005. The Company has not been served with any of these 309 complaints.

GenCorp Inc. v. Olin Corporation

     In August 1991, Olin Corporation (Olin) advised the Company that under a 1962 manufacturing agreement with Olin (the 1962 Agreement), it believed GenCorp to be jointly and severally liable for certain Superfund remediation costs, estimated by Olin to be $70 million. The costs are associated with a former Olin manufacturing facility and its waste disposal sites in Ashtabula County, Ohio. In 1993, the Company sought a declaratory judgment in federal court (the Ohio Court) that it was not responsible for such environmental remediation costs. GenCorp Inc. v. Olin Corporation, Case No. 5:93CV2269, U.S. District Court, N.D. Ohio. Olin counterclaimed seeking a judgment that the Company was liable for a share of remediation costs. The Company argued that it was not derivatively or directly liable as an arranger for disposal of waste at the “Big D Campground” landfill (Big D site), both as a matter of fact and law. As a defense to Olin’s counterclaim, the Company asserted that under the terms of the 1962 Agreement, Olin had a contractual obligation to insure against environmental and other risks and that its failure to protect such insurance payments under these policies precluded Olin from recovery against the Company for these remediation costs. Further, the Company asserted that any failure on Olin’s part to comply with the terms of such insurance policies would result in the Company being entitled to breach of contract remedies resulting in a reduction in any CERCLA liability amounts determined to be owed to Olin that would have otherwise been recovered from Olin’s insurance carriers (the Reduction Claims).

     In 1999, the Ohio Court rendered an interim decision on CERCLA liability. The Ohio Court found GenCorp 30% liable and Olin 70% liable for remediation costs at the Big D site. The Ohio Court also found GenCorp 40% liable and Olin 60% liable for remediation costs, including costs for off-site disposal (other than the Big D site) and costs attributable to contamination at the Olin TDI facility, a plant built and operated by Olin on GenCorp property near the Big D site. However, the Ohio Court did not rule on the Company’s Reduction Claims and determined it would hold these claims in abeyance.

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

     Olin appealed the NY Court’s ruling to the Second Circuit Court of Appeals. In November 2003, the Second Circuit Court of Appeals vacated the NY Court’s decision with respect to Olin’s excess insurance carriers. While the Second Circuit Court of Appeals upheld the dismissal as to the primary carriers, it held that the NY Court failed to make a record sufficient to dismiss the excess carriers. Thus, the case was remanded to the NY Court for further proceedings. On further review, the NY Court may still decide that Olin’s notice to the excess insurance carriers was untimely or could decide it was timely.

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

     On January 22, 2003, the Ohio Court issued a judgment order stating the case was “terminated” on the Ohio Court’s docket. However, in its memorandum opinion and order of the same date, the Ohio Court stated “[w]hether there was an insurable event upon which Olin would have been entitled to recovery had it provided its insurers with timely notice . . . and . . . whether GenCorp is entitled to credit based upon Olin’s omission which foreclosed insurance recovery for Big D, remain unresolved.” Management believes that a recovery on the Company’s Reduction Claims could range from a nominal amount to an amount sufficient to reduce the judgment against the Company in its entirety.

     The Company appealed the Ohio Court’s ruling regarding CERCLA contribution liability to the Sixth Circuit Court of Appeals (the Court of Appeals). GenCorp Inc. v. Olin Corporation, Docket Nos. 03-3019; 03-3211, United States Court of Appeals for the Sixth Circuit. In that appeal, the Company argued that it was not directly or indirectly liable as an arranger for Olin’s waste disposal at the Big D site and that it did not either actively control Olin’s waste disposal choices or operate the plant on a day-to-day basis. The Court of Appeals heard oral arguments on June 11, 2004. On November 22, 2004, the Court of Appeals issued its opinion ruling against the Company with respect to all of its major claims. Subsequently, the Company filed a petition for a rehearing en banc. On March 31, 2005, the Company received the decision of the Court of Appeals denying our petition. Subsequently, the Company filed a motion with the Court of Appeals seeking a stay of its mandate pending the filing with the U.S. Supreme Court of a petition for writ of certiorari.

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

     In summary, while the Ohio Court’s order finding the Company liable to Olin for a CERCLA contribution payment was upheld by the Sixth Circuit Court of Appeals, the Company has concluded it is not appropriate to accrue any additional amount related to that finding because: (a) the Company previously accrued the entire amount of its estimated potential liability for contamination at the Olin TDI facility and related offsite contamination, except for disposal at the Big D site; (b) the Company believes it has a strong basis for appeal on the grounds that it is not derivatively or directly liable as an arranger for disposal at the Big D site, both as a matter of fact and law and that a recent decision by the U.S. Supreme Court issued after the November 22, 2004 decision by the Court of Appeals raises the question as to whether Olin is entitled to contribution from the Company under CERCLA; and (c) irrespective of whether, upon exhausting all avenues of appeal, there is a finding of CERCLA liability, the Company believes that: (i) if Olin prevails in the NY Court action against its excess insurance carriers, the Company will ultimately benefit from available insurance proceeds and may make no payment to Olin; or (ii) if Olin fails in the action against its excess insurance carriers, that Olin’s breach of its contractual obligation to provide insurance will result in a reduction in, or elimination of, some or all of such liability. In any event, the possible amount of liability arising from this case or any reduction in the Company’s liability, if any, cannot be established at this time.

Tolwin et al. v. GenCorp Inc. et al.

     In November 2004, an alleged shareholder of the Company filed a lawsuit in Superior Court of the State of California, Sacramento County, against the Company, its directors and one executive officer. Tolwin et al. v. GenCorp Inc. et al. Plaintiff alleges that the defendants breached their fiduciary duties by failing to give adequate consideration to reasonable acquisition offers. Plaintiff sought class action status and on behalf of herself and other similarly situated individuals, plaintiff seeks damages and injunctive relief. The defendants filed a motion for judgment on the pleadings, which was granted on February 17, 2005. The trial court granted plaintiff leave to amend the complaint. The defendants have notified their insurer and, if an amended complaint is filed, intend to vigorously defend this action.

Vinyl Chloride Toxic Tort Cases

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

     Since the mid-1990s, the Company has been named in 46 toxic tort cases involving alleged exposure to VC. With the exception of two cases brought by families of former Ashtabula employees, the Company is alleged to be a “supplier/manufacturer” of PVC and/or a civil co-conspirator with other VC and PVC manufacturers. Plaintiffs generally allege that the Company suppressed information about the carcinogenic risk of VC to industry workers, and placed VC or PVC into commerce without sufficient warnings. A few of these cases allege VC exposure through various aerosol consumer products, in that VC had been used as an aerosol propellant during the 1960s. Defendants in these “aerosol” cases include numerous consumer product manufacturers, as well as the more than 30 chemical manufacturers. The Company used VC internally, but never supplied VC for aerosol or any other use.

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

Asbestos Litigation

     Over the years, the Company has from time to time been named as defendants in lawsuits alleging personal injury or death due to exposure to asbestos in building materials or in manufacturing operations. The majority have been filed in Madison County, Illinois and San Francisco, California. Since 1998, more than 100 of these asbestos lawsuits have been resolved, with the majority being dismissed and many being settled for less than $0.1 million each. As of February 28, 2005, there were 58 pending asbestos cases.

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

     In March 2004, the California Office of Environmental Health Hazard Assessment (OEHHA) established a perchlorate Public Health Goal at 6 parts per billion (ppb). The California Department of Health Services immediately established an Action Level for perchlorate at 6 ppb. The previous Action Level was 4 ppb. The National Academy of Sciences (NAS) recently issued its report on the health effects of perchlorate, which report was designed to help policymakers set both federal and state standards for perchlorate in drinking water. The NAS report suggested a reference dose that translates into approximately 25 ppb. However, in April 2005, OEHHA decided to maintain the Public Health Goal at 6 ppb.

San Gabriel Valley Basin, California

Baldwin Park Operable Unit

     Aerojet, through its former Azusa, California operations, was previously named by the U. S. Environmental Protection Agency as a Potentially Responsible Party (PRP) for contamination in the portion of the San Gabriel Valley Superfund Site known as the Baldwin Park Operable Unit (BPOU).

     From January 1995 – January 1997 EPA issued Special Notice Letters to Aerojet and eighteen other companies requesting they implement a groundwater remedy. Subsequently, perchlorate, NDMA, and 1,4-dioxane were identified as contaminants in the BPOU and on June 30, 2000 the EPA issued a Unilateral Administrative Order (UAO) ordering the PRPs to implement a remedy consistent with the ROD, but encouraging the PRPs to attempt to negotiate an agreement with the local purveyors. Aerojet, along with seven other PRPs (the Cooperating Respondents) signed a Project Agreement in late March 2002 with the Water Quality Authority, Watermaster, Valley County Water District, La Puente Valley Water District, San Gabriel Valley Water Company, Suburban Water Systems and California Domestic Water Company (the Water Entities). The Project Agreement became effective on May 9, 2002. The basic structure of the Project Agreement is for the Cooperating Respondents to fund the capital, operation and maintenance costs, administrative costs through an escrow account for a term of 15-years and settles the past environmental claims of the Water Entities. There are also provisions for maintaining financial assurance (in the form of cash or letters of credit). When fully constructed, six treatment facilities will be treating in excess of 25,000 gallons per minute for the purposes of ROD implementation and providing a potable water supply. Aerojet and the other Cooperating Respondents have entered into an interim allocation agreement that establishes the interim payment obligations of Aerojet and the remaining Cooperating Respondents for the costs of the Project Agreement. Under the interim allocation, Aerojet is responsible for approximately two-thirds of all project costs, pending completion of any allocation proceeding. All project costs are subject to reallocation among the Cooperating Respondents. Aerojet intends to continue to defend itself vigorously to assure that it is appropriately treated with other PRPs and that costs of any remediation are properly allocated among all PRPs. Aerojet has notified its insurers and is pursuing claims under its insurance policies.

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

     The Company is also currently involved in approximately 34 other remediation actions. In many of these matters, the Company is involved with other PRPs. In many instances, the Company’s liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company’s involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company’s experience, interim and final allocations of liability costs are generally made based on relative contributions of waste. In the Company’s previous experience, the Company allocated share has frequently been minimal, and in many instances, has been less than one percent. Also, the Company is seeking recovery of its costs from its insurers.

c. Environmental Reserves and Estimated Recoveries

Reserves

     The Company continually reviews estimated future remediation costs that could be incurred by the Company which take into consideration the investigative work and analysis of the Company’s engineers, and the advice of its legal staff regarding the status and anticipated results of various administrative and legal proceedings. In most cases, only a range of reasonably possible costs can be estimated. In establishing the Company’s reserves, the most probable estimated amount is used when determinable and the minimum is used when no single amount is more probable. The timing of payment for estimated future environmental costs is subject to variability and depends on the timing of regulatory approvals for planned remedies and the construction and completion of the remedies.

     Quarterly, the Company performs a review of estimated future environmental costs which incorporates, but is not limited to the following: (i) status of work completed since the last estimate; (ii) expected cost savings related to the substitution of new remediation technology and to information not available previously; (iii) obligations for reimbursement of regulatory agency service costs; (iv) updated BPOU cost estimates; (v) costs of complying with the Western Groundwater Administrative Order, including replacement water and remediation upgrades at Aerojet’s Sacramento site; (vi) estimated costs related to IRCTS and Aerojet’s Sacramento site; (vii) new information related to the extent and location of previously unidentified contamination; and (viii) additional construction costs. The Company’s review of estimated future remediation costs resulted in a net increase in the Company’s environmental reserves of $2 million in the first three months of fiscal 2005.

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

     A summary of the Company’s environmental reserve activity is shown below:

	November 30,	2005	2005	February 28,
	2004	Additions	Expenditures	2005
Aerojet	$287	$2	$(6)	$283
Other Sites	17	—	—	17

Environmental Reserve	$304	$2	$(6)	$300

     As of February 28, 2005, the Aerojet reserves include $169 million for the Sacramento site, $97 million for BPOU, and $17 million for other Aerojet sites.

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

     Pursuant to the Global Settlement covering environmental costs associated with Aerojet’s Sacramento site and its former Azusa site, the Company can recover up to 88% of its environmental remediation costs for these sites through the establishment of prices for Aerojet’s products and services sold to the U.S. government. Allowable environmental costs are charged to these contracts as the costs are incurred. Aerojet’s mix of contracts can affect the actual reimbursement made by the U.S. government. Because these costs are recovered through forward-pricing arrangements, the ability of Aerojet to continue recovering these costs from the U.S. government depends on Aerojet’s sustained business volume under U.S. government contracts and programs and the relative size of Aerojet’s commercial business. Due to the Global Settlement, the increase to the reserve of $2 million in the first quarter of 2005 resulted in a corresponding increase to the receivable and a net impact of less than $1 million in net income.

     In conjunction with the sale of EIS, Aerojet entered into an agreement with Northrop whereby Aerojet will be reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement. Amounts reimbursed are subject to annual limitations, with excess amounts carrying over to subsequent periods, the total of which will not exceed $190 million over the term of the agreement, which ends in 2028. As of February 28, 2005, $156 million in potential future reimbursements was available over the remaining life of the agreement.

     As part of the acquisition of the Atlantic Research Corporation (ARC) propulsion business, Aerojet entered into an agreement with ARC pursuant to which Aerojet is responsible for up to $20 million of costs (Pre-Close Environmental Costs) associated with environmental issues that arose prior to Aerojet’s acquisition of the ARC propulsion business. Pursuant to a separate agreement with the U.S. government which was entered into prior to closing of the ARC acquisition, these Pre-Close Environmental Costs will be treated as allowable overhead costs combined with Aerojet’s environmental costs under the Global Settlement, and will be recovered through the establishment of prices for Aerojet’s products and services sold to the U.S. government. These costs will be allocated to all Aerojet operations (including the previously excluded Redmond, Washington operations) beginning in 2005.

     As a result of the ARC acquisition, Aerojet signed a Memorandum of Understanding with the U.S. government agreeing to key assumptions and conditions that preserved the original methodology used in recalculating the percentage split between Aerojet and Northrop. Aerojet presented a proposal to the U.S. government based on the Memorandum of Understanding and expects to complete an agreement in the near term.

10. Arrangements with Off-Balance Sheet Risk

     As of February 28, 2005, obligations required to be disclosed in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others consisted of:

—	$60 million in outstanding commercial letters of credit expiring in fiscal 2005 and fiscal 2006 securing obligations for environmental remediation, insurance coverage, and litigation.

—	Up to $120 million aggregate in guarantees by GenCorp Inc. of Aerojet’s obligations to government agencies for environmental remediation activities, subject to partial offsets for other financial assurances provided in conjunction with these obligations.

—	Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of its obligations under its senior credit facilities and its 9 1/2% Notes.

11. Other Comprehensive Loss, Net of Income Taxes

     The Company’s other comprehensive loss consists of the accumulated effects of foreign currency translation adjustments, changes in the minimum funding liability for pension obligations, and changes in the fair value of certain derivative financial instruments, if any. The effects of foreign currency translation adjustments have been primarily associated with the GDX business which was divested during the third quarter of fiscal 2004 (see Note 13).

     The components of other comprehensive loss and the related income tax effects are presented in the following table:

	Three months ended
	February 28,	February 29,
	2005	2004
	(in millions)
Net loss	$(29)	$(19)
Other comprehensive income, net of income taxes:
Effects of foreign currency translation adjustments	—	8

Total comprehensive loss	$(29)	$(11)

12. Employee Pension and Postretirement Plans

     The Company has defined benefit pension plans covering substantially all salaried and hourly domestic employees. Normal retirement age is 65, but certain plan provisions allow for earlier retirement. The Company’s funding policy complies with the funding requirements of applicable laws and regulations. Pension benefits are calculated under formulas principally based on average earnings and length of service for salaried employees, and under negotiated non-wage based formulas for hourly employees. Pension plan assets are invested primarily in listed stocks and bonds.

     In addition to providing pension benefits, the Company provides healthcare and life insurance benefits (postretirement benefits) to most domestic retired employees, with varied coverage by employee group. Generally, employees hired after January 1, 1997 are not eligible for postretirement healthcare and life insurance benefits. The healthcare plans generally provide for cost sharing between the Company and its retirees in the form of retiree contributions, deductibles and coinsurance. Postretirement benefit obligations are unfunded, and costs are accrued based on the date employees become eligible for benefits.

     The components of net periodic (income) expense for pension benefits and other postretirement benefits for the three months ended February 28, 2005 and February 29, 2004 were comprised of:

			Other
	Defined Benefit		Postretirement
	Pension Plans		Benefit Plans
	Three months ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
	(in millions)
Service cost	$3	$3	$—	$—
Interest cost on benefit obligation	29	28	2	3
Assumed return on plan assets	(33)	(34)	—	—
Amortization of unrecognized prior service cost	—	—	(1)	(1)
Amortization of unrecognized net (gains) losses	14	13	(2)	—

Net periodic benefit (income) expense	$13	$10	$(1)	$2

     During the three months ended February 28, 2005 and February 29, 2004, discontinued operations incurred less than $1 million and $3 million, respectively, of net periodic expense for pension and other postretirement benefits.

13. Discontinued Operations

     During the second quarter of fiscal 2004, the Company announced plans to sell the GDX business. This decision was a result of declining volumes and continued challenges in this market environment including increased material costs, high development and start-up costs, anticipated working capital requirements as well as adverse customer pricing pressures. In accordance with the Company’s plan to sell the GDX business, the GDX operating segment was classified as a discontinued operation during the second quarter of fiscal 2004. During the third quarter of fiscal 2004, the Company signed a definitive agreement to sell GDX, including substantially all of the assets of GenCorp Inc. that were used in the GDX business and substantially all of GenCorp Inc.’s worldwide subsidiaries that were engaged in the GDX business, to Cerberus Capital Management, L.P. for $147 million, subject to adjustment, of which $140 million was received as of February 28, 2005. The Company closed the transaction on August 31, 2004. For operating segment reporting, GDX was previously reported as a separate operating segment.

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

     In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, the Company allocated interest to discontinued operations based on interest on debt that would be required to be repaid using estimated proceeds to be received from the sale of the GDX Automotive business and the anticipated sale of the Fine Chemicals business. This allocation resulted in interest of less than $1 million and $2 million for the first quarter of fiscal 2005 and fiscal 2004, respectively.

     In November 2003, the Company announced the closing of a GDX manufacturing facility in Chartres, France. The decision resulted primarily from declining sales volumes with French automobile manufacturers. In June 2004, the Company completed the legal process for closing the facility and establishing a social plan. In fiscal 2004, an expense of approximately $14 million related to employee social costs was recorded in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. An expense of less than $1 million was recorded during the first quarter of fiscal 2005 primarily related to employee social costs that became estimable in the first quarter of fiscal 2005 and is included as a component of discontinued operations. The Company has not yet recorded expenses associated with certain social benefits due to the uncertainty of the benefit amount. These additional social costs are expected to result in an additional expense of $1 million to $3 million and are anticipated to be incurred over the next 18 months. Related costs will be recognized once they are certain in accordance with accounting principles generally accepted in the United States.

     During the third quarter of fiscal 2004, the Company classified the Fine Chemicals segment as a discontinued operation as a result of its plans to sell the business. This plan was a result of management’s decision to focus its capital and resources on its Aerospace and Defense and Real Estate operating segments. The Company anticipates that the sale of the Fine Chemicals business to be announced in fiscal 2005. For operating segment reporting, the Fine Chemicals business was previously reported as a separate operating segment.

     Summarized financial information for the GDX and Fine Chemicals operations is set forth below:

	Three months ended
	February 28,	February 29,
	2005	2004
	(in millions)
Net sales	$10	$197
Loss before income taxes	(1)	(16)
Income tax benefit	—	6
Net loss from discontinued operations	(1)	(10)

     As of February 28, 2005 and November 30, 2004, the components of assets and liabilities of discontinued operations in the consolidated balance sheets are as follows:

	February 28,	November 30,
	2005	2004
	(in millions)
Accounts receivable, net	$6	$8
Inventories, net	13	10
Other assets	2	3
Property, plant and equipment, net	80	73

Assets of discontinued operations	$101	$94

Accounts payable	$11	$8
Other liabilities	7	10

Liabilities of discontinued operations	$18	$18

14. Operating Segments and Related Disclosures

     The Company’s management decided to divest the GDX and the Fine Chemicals business units during fiscal 2004 (See Note 13). These businesses, which were previously considered separate operating segments, have been classified as discontinued operations. As a result, the Company’s continuing operations are now organized into two operating segments based on different products and customer bases: Aerospace and Defense and Real Estate.

     The Company evaluates its operating segments based on several factors, of which the primary financial measure is segment performance. Segment performance represents net sales from continuing operations less applicable costs, expenses and provisions for unusual items relating to operations. Segment performance excludes corporate income and expenses, provisions for unusual items not related to the operations, interest expense and income taxes (see Note 15 for a discussion on unusual items).

     During the three months ended February 28, 2005, Lockheed Martin and Raytheon accounted for 37% and 19%, respectively, of net sales. During the three months ended February 29, 2004, Lockheed Martin, Raytheon, and Boeing accounted for 27%, 13%, and 10%, respectively, of net sales. Sales in the first three months of fiscal 2005 and fiscal 2004 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled $120 million and $100 million, respectively.

     Selected financial information for each reportable segment is as follows:

	Three Months ended
	February 28,	February 29,
	2005	2004
	(in millions)
Net Sales:
Aerospace and Defense	$140	$113
Real Estate	2	1
Intersegment sales elimination	—	(4)

Total	$142	$110

Segment Performance:
Aerospace and Defense	$13	$11
Retirement benefit plan expense	(9)	(7)

Aerospace and Defense Total	4	4
Real Estate	1	1

Total	$5	$5

Reconciliation of segment performance to loss from continuing operations before income taxes:
Segment Performance	$5	$5
Interest expense	(7)	(8)
Corporate retirement benefit plan expense	(3)	(5)
Corporate and other expenses	(5)	(7)
Unusual items	(18)	—

Loss from continuing operations before income taxes	$(28)	$(15)

	February 28,	November 30,
	2005	2004
	(in millions)
Assets
Aerospace and Defense	$957	$943
Real Estate	38	37

Identifiable assets	995	980
Corporate	176	421
Discontinued operations	101	94

Total	$1,272	$1,495

15. Unusual items

     Charges associated with unusual items for the first quarter of fiscal 2005 are as follows (in millions):

Loss on redemption of 9 1/2% Notes	$7
Loss on repayment of 5 3/4% Notes	5
Loss on termination of the Restated Credit Facility	6

Unusual expense	$18

     In the first quarter of fiscal 2005, the Company recorded a charge of $18 million as a result of the termination of the Restated Credit Facility, the redemption of $52 million of principal of the 9 1/2% Notes, and the repayment of $60 million of principal of the 5 3/4% Notes.

16. Condensed Consolidating Financial Information

     The Company is providing condensed consolidating financial information for its material domestic subsidiaries that have guaranteed the Senior Subordinated Notes, and for those subsidiaries that have not guaranteed the Senior Subordinated Notes. These 100% owned subsidiary guarantors have, jointly and severally, fully and unconditionally guaranteed the Senior Subordinated Notes. The subsidiary guarantees are senior subordinated obligations of each subsidiary guarantor and rank (i) prior in right of payment with all senior indebtedness, (ii) equal in right of payment with all senior subordinated indebtedness and (iii) senior in right of payment to all subordinated indebtedness, in each case, of that subsidiary guarantor. The subsidiary guarantees will also be effectively subordinated to any secured indebtedness of the subsidiary guarantor with respect to the assets securing that indebtedness. Absent both default and notice as specified in the Company’s Credit Facility and agreements governing the Company’s outstanding convertible notes and the Senior Subordinated Notes, there are no restrictions on the Company’s ability to obtain funds from its subsidiary guarantors by dividend or loan.

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

Condensed Consolidating Statements of Income

		Guarantor	Non-guarantor
Three Months Ended February 28, 2005 (in millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$142	$—	$—	$142
Cost of products sold	—	130	—	—	130
Selling, general and administrative	6	2	—	—	8
Depreciation and amortization	1	6	—	—	7
Interest expense	7	—	—	—	7
Other, net	17	1	—	—	18

Income (loss) from continuing operations before income taxes	(31)	3	—	—	(28)
Income tax (benefit) provision	—	—	—	—	—

Income (loss) from continuing operations	(31)	3	—	—	(28)
Income (loss) from discontinued operations	—	—	(1)	—	(1)

Income (loss) before equity earnings	(31)	3	(1)	—	(29)
Equity earnings of subsidiaries	(2)	—	—	2	—

Net income (loss)	$(33)	$3	$(1)	$2	$(29)

		Guarantor	Non-guarantor
Three Months Ended February 29, 2004 (in millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$110	$—	$—	$110
Cost of products sold	—	98	—	—	98
Selling, general and administrative	9	2	—	—	11
Depreciation and amortization	1	7	—	—	8
Interest expense	8	—	—	—	8
Other, net	—	—	—	—	—

Income (loss) from continuing operations before income taxes	(18)	3	—	—	(15)
Income tax (benefit) provision	(7)	1	—	—	(6)

Income (loss) from continuing operations	(11)	2	—	—	(9)
Income (loss) from discontinued operations	(4)	—	(6)	—	(10)

Income (loss) before equity earnings	(15)	2	(6)	—	(19)
Equity earnings of subsidiaries	(4)	—	—	4	—

Net income (loss)	$(19)	$2	$(6)	$4	$(19)

Condensed Consolidating Balance Sheets

		Guarantor	Non-guarantor
February 28, 2005 ( in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$29	$2	$—	$—	$31
Restricted cash	—	—	—	—	—
Accounts receivable, net	4	99	—	—	103
Inventories, net	—	172	—	—	172
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	39	—	—	39
Prepaid expenses and other	1	4	—	—	5
Assets of discontinued operations	—	100	1	—	101

Total current assets	34	416	1	—	451
Restricted cash	—	—	—	—	—
Property, plant and equipment, net	1	140	—	—	141
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	191	—	—	191
Prepaid pension asset	120	148	—	—	268
Goodwill	—	103	—	—	103
Intercompany, net	(393)	405	(12)	—	—
Other noncurrent assets and intangibles, net	941	98	10	(931)	118

Total assets	$703	$1,501	$(1)	$(931)	$1,272

Short-term borrowings and current portion of long-term debt	$2	$—	$—	$—	$2
Accounts payable	2	33	—	—	35
Reserves for environmental remediation	7	48	—	—	55
Income taxes payable	22	13	—	—	35
Other current liabilities and other postretirement benefits other than pensions	27	126	—	—	153
Liabilities of discontinued operations	—	14	4	—	18

Total current liabilities	60	234	4	—	298
Long-term debt, net of current portion	413	—	—	—	413
Reserves for environmental remediation	9	236	—	—	245
Other noncurrent liabilities	105	96	—	—	201

Total liabilities	587	566	4	—	1,157
Total shareholders’ equity	116	935	(5)	(931)	115

Total liabilities and shareholders’ equity	$703	$1,501	$(1)	$(931)	$1,272

		Guarantor	Non-guarantor
November 30, 2004 ( in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$67	$1	$—	$—	$68
Restricted cash	23	—	—	—	23
Accounts receivable, net	4	84	—	—	88
Inventories, net	—	159	—	—	159
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	36	—	—	36
Prepaid expenses and other	1	5	—	—	6
Assets of discontinued operations	—	93	1	—	94

Total current assets	95	378	1	—	474
Restricted cash	178	—	—	—	178
Property, plant and equipment, net	1	144	—	—	145
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	197	—	—	197
Prepaid pension asset	122	156	—	—	278
Goodwill	—	103	—	—	103
Intercompany, net	(429)	444	(15)	—	—
Other noncurrent assets and intangibles, net	937	97	10	(924)	120

Total assets	$904	$1,519	$(4)	$(924)	$1,495

Short-term borrowings and current portion of long-term debt	$23	$—	$—	$—	$23
Accounts payable	6	49	—	—	55
Reserves for environmental remediation	7	44	—	—	51
Income taxes payable	23	12	—	—	35
Other current liabilities and other postretirement benefits other than pensions	35	121	—	—	156
Liabilities of discontinued operations	—	11	7	—	18

Total current liabilities	94	237	7	—	338
Long-term debt, net of current portion	554	—	—	—	554
Reserves for environmental remediation	9	244	—	—	253
Other noncurrent liabilities	106	103	—	—	209

Total liabilities	763	584	7	—	1,354
Total shareholders’ equity	141	935	(11)	(924)	141

Total liabilities and shareholders’ equity	$904	$1,519	$(4)	$(924)	$1,495

Condensed Consolidating Statements of Cash Flows

		Guarantor	Non-guarantor
Three months ended February 28, 2005 (in millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(22)	$(28)	$(3)	$—	$(53)
Cash flows from investing activities:
Capital expenditures	—	(2)	—	—	(2)
Other investing activities	201	(7)	—	—	194

Net cash used in investing activities	201	(9)	—	—	192
Cash flows from financing activities:
Net transfers (to) from parent	(43)	40	3	—	—
Borrowings (repayments) on notes payable and long-term debt, net	(178)	—	—	—	(178)
Other financing activities	4	(2)	—	—	2

Net cash provided by (used in) financing activities	(217)	38	3	—	(176)

Net increase (decrease) in cash and cash equivalents	(38)	1	—	—	(37)
Cash and cash equivalents at beginning of year	67	1	—	—	68

Cash and cash equivalents at end of period	$29	$2	$—	$—	$31

		Guarantor	Non-guarantor
Three months ended February 29, 2004 (in millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(34)	$2	$(10)	$—	$(42)
Cash flows from investing activities:
Capital expenditures	—	(2)	—	—	(2)
Other investing activities	(3)	(2)	(7)	—	(12)

Net cash used in investing activities	(3)	(4)	(7)	—	(14)
Cash flows from financing activities:
Net transfers (to) from parent	(30)	26	4	—	—
Borrowings (repayments) on notes payable and long-term debt, net	65	—	(5)	—	60
Other financing activities	9	(2)	(7)	—	—

Net cash provided by (used in) financing activities	44	24	(8)	—	60

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	1	—	1
Net increase (decrease) in cash and cash equivalents	7	22	(24)	—	5
Cash and cash equivalents at beginning of year	9	3	52	—	64

Cash and cash equivalents at end of period	$16	$25	$28	$—	$69

17. New Accounting Pronouncements

     In December 2004, the FASB issued Statement 123(R), Share-Based Payment, which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, is effective for public companies for interim or annual periods beginning after June 15, 2005. The Company could adopt the new standard in one of two ways — the modified prospective transition method or using the modified retrospective transition method. The Company will adopt Statement 123(R) in the fourth quarter of fiscal 2005 and does not anticipate that the adoption of the Statement 123(R) will have a significant effect on earnings or the financial position of the Company.

     In November 2004, the FASB issued Statement 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The amendments made by Statement 151 will improve financial reporting by clarifying those abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) that should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Company does not anticipate that the adoption of the Statement 151 will have a significant effect on earnings or the financial position of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Unless otherwise indicated or required by the context, as used in this Quarterly Report on Form 10-Q, the terms “we,” “our” and “us” refer to GenCorp Inc. and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States.

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, our operating results for interim periods may not be indicative of the results of operations for a full year. This section contains a number of forward–looking statements, all of which are based on current expectations and are subject to risks and uncertainties including those described in this Quarterly Report under the heading “Forward-Looking Statements.” Actual results may differ materially. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended November 30, 2004, and periodic reports subsequently filed with the U.S. Securities and Exchange Commission (SEC).

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

     During the second quarter of fiscal 2004, we announced plans to sell our GDX business, which developed and manufactured vehicle sealing systems for automotive original equipment manufacturers. This decision was a result of declining volumes and continued challenges in this market environment including adverse customer pricing pressures, increased material costs, high development and start-up costs and increased working capital requirements. In accordance with our plan to sell the GDX business, we classified our GDX business as a discontinued operation during the second quarter of fiscal 2004. During the third quarter of fiscal 2004, we completed the sale of GDX to Cerberus Capital Management, L.P. for $147 million, subject to adjustment, of which $140 million had been received as of February 28, 2005. In addition, on October 15, 2004, we announced our strategic decision to sell our Fine Chemicals business, which, through Aerojet Fine Chemicals, is a custom manufacturer of active pharmaceutical ingredients and registered intermediates for pharmaceutical and biotechnology companies. This plan was a result of management’s decision to focus our capital and resources on our Aerospace and Defense and Real Estate businesses. We will continue to operate our Fine Chemicals business in the ordinary course of business pending any sale. We classified our Fine Chemicals business segment as a discontinued operation as of the third quarter of fiscal 2004. See additional discussion in Note 13 in Notes to Unaudited Condensed Consolidated Financial Statements. For all periods presented, we have classified the results of operations of GDX and Fine Chemicals as discontinued operations in the Consolidated Statements of Income. The assets and liabilities of Fine Chemicals have been classified as Assets of Discontinued Operations and Liabilities of Discontinued Operations in the Consolidated Balance Sheets as of February 28, 2005 and November 30, 2004.

Results of Operations

Net Sales:

	Three months ended
	February 28,	February 29,		Percentage
	2005	2004	Change*	Change
Net Sales	$142	$110	$32	29%

*	Primary reason for change. The increase in sales is primarily the result of increased deliveries and/or higher volume on the following programs: Atlas V, Standard Missile, Titan, and Theater High-Altitude Area Defense (THAAD). Sales increases were also recorded on programs utilizing electric and liquid thruster technologies.

     During the three months ended February 28, 2005, Lockheed Martin and Raytheon accounted for 37% and 19%, respectively, of net sales. During the three months ended February 29, 2004, Lockheed Martin, Raytheon, and Boeing accounted for 27%, 13%, and 10%, respectively, of net sales. Sales in the first three months of fiscal 2005 and fiscal 2004 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled $120 million and $100 million, respectively.

     Please refer to the “Operating Segment Information” section below for further discussions with respect to net sales for each of our operating segments.

Cost of Products Sold:

	Three months ended
	February 28,	February 29,
	2005	2004	Change*
Costs of products sold:	$130	$98	$32
Percentage of net sales	92%	89%

*	Primary reason for change. The increase in cost of sales as a percentage of net sales is primarily due to a change in product mix.

Selling, General and Administrative:

	Three months ended
	February 28,	February 29,
	2005	2004	Change*
Selling, General and Administrative:	$8	$11	$(3)
Percentage of net sales	6%	10%

*	Primary reason for change. The decrease is primarily the result of lower net periodic expense for pension and other postretirement benefits. The decrease in net periodic expense for pension and other postretirement benefits is primarily due to the effect of favorable demographic changes that impact the actuarial assumptions for retiree medical benefits and to a lesser extent the write-off of deferred pension losses in connection with the sale of GDX Automotive in August 2004, offset by a lower discount rate used to determine benefit obligations, due to lower market returns.

Depreciation and Amortization:

	Three months ended
	February 28,	February 29,
	2005	2004	Change*
Depreciation and amortization:	$7	$8	$(1)
Percentage of net sales	5%	7%

*	Primary reason for change. The decrease is the result of lower amortization of deferred financing costs as a result of the termination of the Restated Credit Facility, the redemption of $52 million of principal of the 9 1/2% Notes, and the repayment of $60 million of principal of the 5 3/4% Notes during the first quarter of fiscal 2005. Depreciation expense was unchanged at $6 million for both periods.

Interest Expense:

	Three months ended
	February 28,	February 29,
	2005	2004	Change*
Interest expense:	$7	$8	$(1)

*	Primary reason for change. The decrease is the result of lower average debt and interest rates as a result of the sale of the GDX Automotive business in August 2004 and our recent recapitalization transactions, initiated in November 2004 and completed in February 2005, which increased shareholders equity and lowered debt and future interest costs. We anticipate that interest expense will decrease in the second quarter of fiscal 2005 as a result of the redemption of $52 million of principal amount of our 9 1/2% Notes in February 2005.

Unusual Items, Net:

	Three months ended
	February 28,	February 29,
	2005	2004	Change*
Unusual items, net:	$18	$—	$18

*	Primary reason for change. In the first quarter of fiscal 2005, we recorded a charge of $18 million as a result of the termination of the Restated Credit Facility, the redemption of $52 million of principal of the 9 1/2% Notes, and the repayment of $60 million of principal of the 5 3/4% Notes.

Income Tax Benefit (Provision):

	Three months ended
	February 28,	February 29,
	2005	2004	Change*
Income tax benefit (provision):	$—	$6	$(6)

*	Primary reason for change. No income tax provision for continuing operations for the first quarter of fiscal 2005 was recorded due to the uncertainty of realizing the deferred tax benefit of the current loss, given recent historical losses. Conversely, in the first quarter of fiscal 2004, a deferred tax benefit was recorded for the losses incurred on the basis of historical earnings.

Discontinued Operations:

     During the second quarter of fiscal 2004, the GDX business net assets were adjusted to management’s estimate of proceeds to be received on disposition less costs to sell. During the third quarter of fiscal 2004, we signed a definitive agreement to sell GDX, including substantially all of the assets of GenCorp Inc. that were used in the GDX business and substantially all of GenCorp Inc.’s worldwide subsidiaries that were engaged in the GDX business, to Cerberus for $147 million, subject to adjustment, of which $140 million was received as of February 28, 2005. We closed the transaction on August 31, 2004. The loss on the sale of the GDX business during fiscal 2004 was $279 million. During the third quarter of fiscal 2004, we classified the Fine Chemicals business as a discontinued operation as a result of our plans to sell the business. This plan was a result of management’s decision to focus our capital and resources on our Aerospace and Defense and Real Estate operating segments.

     In November 2003, the Company announced the closing of a GDX manufacturing facility in Chartres, France. The decision resulted primarily from declining sales volumes with French automobile manufacturers. In June 2004, the Company completed the legal process for closing the facility and establishing a social plan. In fiscal 2004, an expense of approximately $14 million related to employee social costs was recorded in accordance with SFAS 146, Accounting for Costs Associated with Exit of Disposal Activities. An expense of less than $1 million during the first quarter of fiscal 2005 primarily related to employee social costs that became estimable in the first quarter of fiscal 2005 and is included as a component of discontinued operations. The Company has not yet recorded expenses associated with certain social benefits due to the uncertainty of the benefit amount. These additional social costs are expected to result in an additional pre-tax expense of $1 million to $3 million and are anticipated to be incurred over the next 18 months. Related costs will be recognized once they are certain in accordance with accounting principles generally accepted in the United States.

     Summarized financial information for the GDX and Fine Chemicals operations is set forth below:

	Three months ended
	February 28,	February 29,
	2005	2004
	(in millions)
Net sales	$10	$197
Loss before income taxes	(1)	(16)
Income tax benefit	—	6
Net loss from discontinued operations	(1)	(10)

Operating Segment Information:

     Our continuing operations are organized into two segments based on different products and customer bases: Aerospace and Defense and Real Estate. We evaluate our operating segments based on several factors, of which the primary financial measure is segment performance. Segment performance represents net sales less applicable costs, expenses and provisions for restructuring and unusual items relating to operations. Segment performance excludes corporate income and expenses, interest expense, income taxes, and discontinued operations.

Aerospace and Defense Segment

	Three months ended
	February 28,	February 29,		Percentage
	2005	2004	Change*	Change
Net Sales	$140	$113	$27	24%

Operating Income	$4	$4	$—	—%

*	Primary reason for change. Sales improvements include increased deliveries and/or higher volume on the following programs: Atlas V, Standard Missile, Titan, and Theater High-Altitude Area Defense (THAAD). Sales increases were also recorded on programs utilizing electric and liquids thruster technologies.

     First quarter segment performance was $4 million in fiscal 2005 and fiscal 2004. Pension and other postretirement benefits expense was $9 million in the first quarter of fiscal 2005 compared to $7 million in the first quarter of fiscal 2004. The increase in pension and other postretirement benefits expense is primarily due to the amortization of prior period losses related to U.S. pension plan assets and a decrease in the discount rate used to determine benefit obligations, due to lower market returns. Excluding pension and other postretirement benefits expense, segment performance was $13 million as compared to $11 million for the same quarter of fiscal 2004.

     Achievements during the quarter include: the successful launch of the Lockheed Martin Atlas V vehicle, featuring 2 of Aerojet’s single-structure, 67-foot solid rocket boosters supporting the AMERICOM 16 spacecraft by providing essential lifting power to place the NASA spacecraft “Deep Impact” into orbit, successful performance of Aerojet’s large second stage liquid engine and its third stage control thruster on the Delta II launch vehicle aided in the launch of Deep Impact on its Discovery Mission to study the comet Tempel 1 and the announcement that Aerojet’s ramjet engine once again met all test objectives in a third straight successful flight test conducted by Orbital Sciences Corporation as part of the U.S. Navy GQM-163A “Coyote” Supersonic Sea-Skimming Target missile program.

     As of February 28, 2005, Aerojet’s contract backlog was $860 million as compared to $879 million as of November 30, 2004. Funded backlog, which includes only those contracts for which money has been directly authorized by the U.S. Congress, or for which a firm purchase order has been received by a commercial customer, was $522 million at February 28, 2005 compared to $538 million as of November 30, 2004. The change in funded backlog primarily reflects increased sales and the timing of customer funding received during the quarter.

Real Estate Segment

     The activities related to the entitlement process for Rio Del Oro, Glenborough, and Westborough continued during the first quarter of fiscal 2005. The activities covered such topics as environmental remediation, land planning, traffic, wetlands, endangered species mitigation, and water supplies. The anticipated schedule for these projects remains the same as those described in the Annual Report on Form 10-K for the year ended November 30, 2004.

	Three months ended
	February 28,	February 29,		Percentage
	2005	2004	Change*	Change
Net Sales	$2	$1	$1	100%

Operating Income	$1	$1	$—	—%

*	Primary reason for change. There were no real asset sales during the first quarter of fiscal 2005 or fiscal 2004. Sales for the first quarter of fiscal 2005 and fiscal 2004 consist of rental property operations. The increase in sales is a result of leasing additional office space to an existing tenant.

Other Information

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

     Estimating environmental remediation costs is difficult due to the significant uncertainties inherent in these activities, including the extent of the remediation required, changing governmental regulations and legal standards regarding liability, evolving technologies and the long periods of time over which most remediation efforts take place. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 96-1 (SOP 96-1), Environmental Remediation Liabilities and Staff Accounting Bulletin No. 92 (SAB92), Accounting and Disclosure Relating to Loss Contingencies, we:

•	accrue for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and when our proportionate share of the costs can be reasonably estimated. In some cases, only a range of reasonably possible costs can be estimated. In establishing our reserves, the most probable estimate is used when determinable and the minimum estimate is used when no single amount is more probable; and

•	record related estimated recoveries when such recoveries are deemed probable

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

     These areas are discussed in more detail in our Annual Report on Form 10-K for the year ended November 30, 2004. There have been no significant changes in our key accounting policies during the first three months of fiscal 2005.

Arrangements with Off-Balance Sheet Risk

     As of February 28, 2005, obligations required to be disclosed in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others consisted of:

—	$60 million in outstanding commercial letters of credit expiring in fiscal 2005 and fiscal 2006 securing obligations for environmental remediation, insurance coverage and litigation.

—	Up to $120 million aggregate in guarantees by GenCorp Inc. of Aerojet’s obligations to government agencies for environmental remediation activities, subject to partial offsets for other financial assurances provided in conjunction with these obligations.

—	Guarantees, jointly and severally, by our material domestic subsidiaries of our obligations under our senior credit facilities and our 9 1/2% Notes.

New Accounting Pronouncements

     In December 2004, the FASB issued Statement 123(R), Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. We could adopt the new standard in one of two ways — the modified prospective transition method or the modified retrospective transition method. We will adopt Statement 123(R) in the fourth quarter of fiscal 2005. We do not anticipate that the adoption of the Statement 123(R) will have a significant effect on our earnings or financial position.

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

Liquidity and Capital Resources

     Cash and cash equivalents decreased by $37 million during the first three months of fiscal 2005. The change in cash and cash equivalents is as follows:

	Three Months Ended
	February 28,	February 29,
	2005	2004
	(in millions)
Net Cash Used in Operating Activities:
Continuing operations	$(52)	$(18)
Discontinued operations	(1)	(24)

Total	(53)	(42)

Net Cash Provided by (Used in) Investing Activities:
Continuing operations	199	(2)
Discontinued operations	(7)	(12)

Total	192	(14)

Net Cash Provided by (Used in) Financing Activities:	(176)	60
Effect of exchange rate fluctuations on cash and cash equivalents	—	1

Net (Decrease) Increase in Cash and Cash Equivalents	$(37)	$5

Net Cash Used In Operating Activities

Continuing Operations:

     Net cash used in continuing operations for the first three months of fiscal 2005 was $52 million compared with $38 million in the first three months of fiscal 2004 prior to the one-time repayment of a $20 million note receivable in our real estate segment. Fiscal 2005 reflects the timing of receivables and payables and certain program requirements in our Aerospace and Defense segment, and an increase in cash paid for interest. Fiscal 2004 also reflects working capital requirements for certain Aerospace and Defense programs.

Net Cash Provided By (Used In) Investing Activities

Continuing Operations:

     Cash provided by investing activities for continuing operations was $199 million for the first three months of fiscal 2005 and cash used in investing activities for continuing operations was $2 million for the first three months of fiscal 2004. Investing activities for continuing operations in the first three months of fiscal 2005 reflects $201 million of restricted cash which was used to repay debt as discussed below in financing activities. Restricted cash represented proceeds from the GDX Automotive sale completed in August 2004 and the equity offering completed in November 2004.

     Investing activities for continuing operations included capital expenditures of $2 million for the first three months of fiscal 2005 and fiscal 2004. Capital expenditures directly support our contract and customer requirements and are primarily made for asset replacement, capacity expansion, development of new projects, cost reduction initiatives, and safety and productivity improvements.

Net Cash Provided By (Used In) Financing Activities

     Net cash used in financing activities for the first three months of fiscal 2005 was $176 million and net cash provided by financing activities for the first three months of 2004 was $60 million. Cash flow related to financing activities in both periods relate primarily to activities involving our borrowings, net of repayments.

     The first three months of 2005 reflects the completion of our capital restructuring initiated in November 2004 with net cash proceeds of $64 million from the issuance of our additional 2.25% Debentures, net cash proceeds of $21 million from the issuance of a Term Loan, cash used to repay $263 million of outstanding debt, including $10 million of premium and transaction costs, and $2 million in other equity transactions. The following transactions were completed in the first three months of 2005:

•	In December 2004, an initial purchaser exercised its option to purchase additional 2 1/4% Debentures totaling $66 million aggregate principal amount. Cash proceeds, net of underwriting discounts and transaction costs were $64 million and were used to repurchase $60 million of the 5 3/4% Notes, plus premium, accrued interest and transaction costs.

•	In December 2004, we entered into a new $180 million credit facility (New Credit Facility) that replaced the previous credit facility (Restated Credit Facility). (See Note 8 to the Unaudited Condensed Consolidated Financial Statements). The outstanding term loans under the Restated Credit Facility totaling $141 million, plus accrued interest, were repaid in full using restricted cash from the proceeds of the GDX Automotive sale completed in August 2004 and the equity offering completed in November 2004. Cash proceeds from the $25 million term loan under the New Credit Facility, net of underwriting fees and expenses associated with the New Credit Facility were $21 million and will be used for general corporate purposes.

•	In February 2005, we redeemed $52 million principal amount of our 9 1/2% Notes for a redemption price of 109.5% of the principal amount of the notes redeemed plus accrued interest, using restricted cash from a portion of the proceeds of the equity offering in November 2004.

     The New Credit Facility provides for an $80 million revolving credit facility (Revolver) maturing in December 2009, and a $100 million credit-linked facility maturing in December 2010. The credit-linked facility consists of a $25 million term loan subfacility, and a $75 million letter of credit subfacility. The interest rate on the revolving credit facility is LIBOR plus 275 basis points, subject to adjustment based on our senior leverage ratio, with a minimum of 225 basis points and a maximum of 300 basis points. The interest rate on the term loan is LIBOR plus 300 basis points. The fees on the letter of credit subfacility are 300 basis points plus any shortfall from LIBOR earned on the credit-linked deposits. The Revolver commitment fee is .5% per annum on the unused balance of the Revolver. As of February 28, 2005, we have a $25 million term loan and $60 million of letters of credit outstanding under our New Credit Facility.

     The New Credit Facility is secured by substantially all of our assets, including the stock and assets of our material domestic subsidiaries who are guarantors of this facility. We are subject to certain limitations including the ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; and make restricted payments. We also are subject to financial covenants effective for the period ended February 28, 2005, which include an interest coverage ratio, a leverage ratio, a senior leverage ratio, and a fixed charge coverage ratio. The fiscal 2005 financial covenants are as follows:

Financial Covenant	Through May 31, 2005	June 1 through November 30, 2005
Minimum interest coverage ratio	2.00 to 1.00	2.00 to 1.00
Maximum leverage ratio	8.25 to 1.00	7.50 to 1.00
Maximum senior leverage ratio	3.00 to 1.00	2.50 to 1.00
Minimum fixed charge coverage ratio	1.05 to 1.00	1.10 to 1.00

     We were in compliance with our financial covenants as of February 28, 2005. Various factors may affect our ability to comply with these financial covenants in the future, including the successful implementation of recent changes in our operating strategies, such as our ability to timely sell our Fine Chemicals business and our ability to monetize our real estate assets, as well as the other risk factors described under “Forward-Looking Statements.” Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt.

     In January 2004, we issued $125 million aggregate principal amount of the 4% Notes, generating net proceeds of approximately $120 million, with interest payments due in January and July, beginning July 2004. The net proceeds were used first to repay outstanding borrowings under the Revolving Credit Facility, and to prepay the next 12 months of scheduled principal amortization under Term Loan A. The remaining net proceeds were available to be used for general corporate purposes. Financing cash flows in 2004 also reflect activity related to foreign debt for the GDX Automotive business which was sold in August 2004.

Outlook

     As disclosed in Notes 9(a) and 9(b) in Notes to Consolidated Financial Statements, we have exposure to certain legal matters. We believe that it is currently not possible to estimate the impact, if any, that the ultimate resolution of these matters will have on our financial position or cash flows.

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

     If we experience adverse economic developments and are not able to raise debt or equity financing in the capital markets or to obtain bank borrowings, or we are unable to sell our Fine Chemicals business on a timely basis, we believe that we can generate additional funds to meet our liquidity requirements for the next twelve months through asset sales.

     Major factors that could adversely impact our forecasted operating cash and our financial condition are described in the “Forward-Looking Statements.” In addition, our liquidity and financial condition will continue to be affected by changes in prevailing interest rates on the portion of debt that bears interest at variable interest rates.

Forward-Looking Statements

     Certain information contained in this report should be considered “forward-looking statements” as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words “believe,” “estimate,” “anticipate,” “project” and “expect,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation and anticipated costs of capital. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Some important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in the section “Risk Factors” in Item 1 in the Annual Report of GenCorp to the U.S. Securities and Exchange Commission on Form 10-K for the year ended November 30, 2004 include, but are not limited to, the following:

▪	the cancellation or material modification of one or more significant contracts or future reductions or changes in U.S. government spending;

▪	product failures, schedule delays or other problems with existing or new products and systems or cost-overruns on our fixed-price contracts;

▪	significant competition and our inability to adapt to rapid technological changes;

▪	failure to comply with regulations applicable to contracts with the U.S. government;

▪	environmental claims related to our business and operations, including any costs we may incur if we do not prevail after exhausting all avenues of appeal of the judgment order in the amount of approximately $29 million entered November 21, 2002 against us in GenCorp Inc. v. Olin Corporation (U.S. District Court for the Northern District of Ohio, Eastern Division) and the offsets to which we believe are entitled are not realized;

▪	the environmental and other government regulations we are subject to becoming more stringent or subjecting us to material liability in excess of our established reserves;

▪	the release or explosion of dangerous materials used in our businesses;

▪	disruptions in the supply of key raw materials and difficulties in the supplier qualification process, as well as increases in the prices of raw materials;

▪	changes in economic and other conditions in the Sacramento County, California, real estate market or changes in interest rates affecting real estate values in that market;

▪	our limited experience in real estate development and the ability to execute our real estate business plan, including our ability to obtain all necessary zoning, land use and environmental approvals;

▪	the cost of servicing our debt and compliance with financial and other covenants;

▪	costs and time commitment related to acquisition activities;

▪	successful implementation of our new operating strategies, such as our ability to sell our Fine Chemicals business on a timely basis and our ability to monetize our real estate assets;

▪	delay in identifying a buyer and negotiating the sale of the Fine Chemicals operations on terms acceptable to us;

▪	a strike or other work stoppage or our inability to renew collective bargaining agreements on favorable terms;

▪	the loss of key employees;

▪	fluctuations in sales levels causing our quarterly operating results to fluctuate;

▪	risks related to the Fine Chemicals business prior to its sale, including competition in the pharmaceutical fine chemicals market, capital intensive nature of operations, lack of availability of raw materials and highly energetic and potent nature of chemical compounds used on production; and

▪	those risks detailed from time to time in our SEC reports.

     This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. These and other factors are described in more detail in our Annual Report on Form 10-K for the year ended November 30, 2004 and our subsequent filings with the U.S. Securities and Exchange Commission. Additional risk factors may be described from time to time in our future filings with the U.S. Securities and Exchange Commission. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results and may be beyond our control.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes to our disclosures related to certain market risks as reported under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report of GenCorp to the U.S. Securities and Exchange Commission on Form 10-K for the year ended November 30, 2004, except as noted below.

Interest Rate Risk

     We are exposed to market risk principally due to changes in domestic interest rates. Debt with interest rate risk includes borrowings under our credit facilities. Other than pension assets, we do not have any significant exposure to interest rate risk related to our investments.

     We have used interest rate swaps and a combination of fixed and variable rate debt to reduce our exposure to interest rate risk. As of February 28, 2005, our debt totaled $415 million: $390 million, or 94% was at an average fixed rate of 4.81%; and $25 million or 6% was at a variable rate of 5.89%.

     The estimated fair value of our total debt was $488 million as of February 28, 2005 compared to a carrying value of $415 million. The fair value of the convertible subordinated notes and the senior subordinated notes was determined based on quoted market prices as of February 28, 2005. The fair value of the remaining debt was determined to approximate carrying value as the interest rates are generally variable based on market interest rates and reflect current market rates available to us.

Long Term Debt

     The outstanding debt as of February 28, 2005, with maturities as follows:

		Scheduled Payment Dates for the
		years ended November 30,
	Total	2005	2006	2007	2008	2009	Thereafter
	(in millions)
Total debt	$415	$2	$1	$21	$1	$1	$389

Item 4. Controls and Procedures

     Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of February 28, 2005, the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of February 28, 2005 that our disclosure controls and procedures were effective at the reasonable assurance level such that the information relating to us and our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (SEC) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     There have not been any changes in our internal control over financial reporting that occurred during the fiscal quarter ended February 28, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     Except as disclosed in Note 9(a) and Note 9(b) in Part I, which are incorporated herein by reference, there have been no significant developments in the pending legal proceedings as previously reported in the Annual Report of GenCorp Inc. to the SEC on Form 10-K for the year ended November 30, 2004. Reference is made to Part 1 Item 3, Legal Proceedings in our Annual Report on Form 10-K for the year ended November 30, 2004.

     Vinyl Chloride Cases. The following table sets forth information related to our historical product liability costs associated with our vinyl chloride litigation cases.

	Three Months	Year	Year
	Ended	Ended,	Ended
	Feb. 28,	Nov. 30,	Nov. 30,
	2005	2004	2003
	(dollars in thousands)
Claims filed	—	14	11
Claims dismissed	—	8	4
Claims settled	—	1	2
Claims pending	24	24	19
Aggregate settlement costs	$—	$425	$55
Average settlement costs	$—	$425	$27

     Legal and administrative fees for the vinyl chloride cases for the first quarter of fiscal 2005 were $0.1 million. Legal and administrative fees for the vinyl chloride cases for fiscal 2004 and fiscal 2003 were $0.4 for each period.

     Asbestos Cases. The following table sets forth information related to our historical product liability costs associated with our asbestos litigation cases.

	Three Months		Year		Year
	Ended		Ended,		Ended
	Feb. 28,		Nov. 30,		Nov. 30,
	2005		2004		2003
	(dollars in thousands)
Claims filed	6		63		40
Claims dismissed	18		27		21
Claims settled	—		8	*	6
Claims pending	58	**	70	**	42	**
Aggregate settlement costs	$—		$3,073	*	$226
Average settlement costs	$—		$384	*	$38

*	The number of claims settled and the aggregate settlement costs and average settlement costs for fiscal 2004 include the Goede et al. v. Chesterton Inc. et al. matter in which there was a judgment of approximately $5 million against Aerojet, which was reduced to approximately $2 million after setoff based on plaintiffs’ settlements with other defendants. The total amount paid, including interest accruing from the date of judgment, was $2 million.

**	Does not include approximately 50 additional cases pending against PCC Flow Technologies, Inc. and its affiliates (PCC) for which we have agreed in principle to indemnify PCC.

     Legal and administrative fees for the asbestos cases for the first quarter of fiscal 2005 were $0.1 million. Legal and administrative fees for the asbestos cases for fiscal 2004 and fiscal 2003 were $1.0 million and $1.4 million, respectively.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     On December 6, 2004, December 9, 2004, and December 16, 2004, an initial purchaser exercised its option to purchase additional 2 1/4 Debentures for $13 million, $10 million, and $43 million respectively. We used the net proceeds from such offerings of our 2 1/4% Debentures to repurchase $60 million of our outstanding 5 3/4% Notes which are convertible into our common stock. At the time of repurchase, the 5 3/4% Notes were convertible, at the option of the holder, into the Company’s common stock at a conversion price of $18.42 per share, for a total of 3.3 million shares of common stock.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits

     A) Exhibits

No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a – 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Executive Officer pursuant to Rule 13a – 14 (a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Rule 13a – 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------------------

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GenCorp Inc.

Date: April 8, 2005	By:	/s/ Yasmin R. Seyal

Yasmin R. Seyal
Senior Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

(Principal Financial Officer during the Quarter ended

Date: April 8, 2005	By:	/s/ Terry L. Hall

Terry L. Hall
Chairman of the Board, President and Chief
Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a – 14 (a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Executive Officer pursuant to Rule 13a – 14 (a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Rule 13a – 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.