Form 10-Q
period 2005-05-31
GENCORP INC
filed 2005-07-11
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

           (Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: May 31, 2005

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

     As of June 30, 2005, there were 54,714,185 outstanding shares of our Common Stock, $0.10 par value.

GenCorp Inc.

Quarterly Report on Form 10-Q
For the Quarterly Period Ended May 31, 2005

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

GenCorp Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended May 31,		Six months ended May 31,
	2005	2004	2005	2004
	(in millions, except per share amounts)
Net Sales	$145	$124	$287	$234
Costs and Expenses
Cost of products sold	131	107	261	205
Selling, general and administrative	8	12	16	23
Depreciation and amortization	7	9	14	17
Interest expense	6	8	13	16
Unusual items	2	—	20	—

Loss from continuing operations before income taxes	(9)	(12)	(37)	(27)
Income tax benefit (provision)	13	(36)	13	(30)

Income (loss) from continuing operations	4	(48)	(24)	(57)
Income (loss) from discontinued operations, net of tax	—	(264)	(1)	(274)

Net income (loss)	$4	$(312)	$(25)	$(331)

Income (Loss) Per Share of Common Stock
Basic and Diluted:
Income (loss) per share from continuing operations	$0.06	$(1.08)	$(0.45)	$(1.30)
Income (loss) per share from discontinued operations	0.01	(5.98)	(0.02)	(6.21)

Income (loss) per share	$0.07	$(7.06)	$(0.47)	$(7.51)

Weighted average shares of common stock outstanding	54.5	44.2	54.4	44.0

Weighted average shares of common stock outstanding, assuming dilution	55.1	44.2	54.4	44.0

Dividends Declared Per Share of Common Stock	$—	$0.03	$—	$0.06

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Balance Sheets

	May 31,	November 30,
	2005	2004
	(Unaudited)
	(in millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$7	$68
Restricted cash	—	23
Accounts receivable, net	107	88
Inventories, net	186	159
Recoverable from the U.S. government and other third parties for environmental remediation costs	43	36
Prepaid expenses and other	10	6
Assets of discontinued operations	114	94

Total Current Assets	467	474
Noncurrent Assets
Restricted cash	—	178
Property, plant and equipment, net	139	145
Recoverable from the U.S. government and other third parties for environmental remediation costs	180	197
Prepaid pension asset	257	278
Goodwill	103	103
Intangible assets, net	27	28
Other noncurrent assets, net	97	92

Total Noncurrent Assets	803	1,021

Total Assets	$1,270	$1,495

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings and current portion of long-term debt	$2	$23
Accounts payable	37	55
Reserves for environmental remediation	59	51
Income taxes payable	25	35
Postretirement benefits other than pensions	14	15
Other current liabilities	138	141
Liabilities of discontinued operations	21	18

Total Current Liabilities	296	338
Noncurrent Liabilities
Convertible subordinated notes	291	285
Senior subordinated notes	98	150
Other long-term debt, net of current portion	24	119
Reserves for environmental remediation	230	253
Postretirement benefits other than pensions	143	149
Other noncurrent liabilities	61	60

Total Noncurrent Liabilities	847	1,016

Total Liabilities	1,143	1,354

Commitments and Contingent Liabilities
Shareholders’ Equity
Preference stock, par value of $1.00; 15 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150 million shares authorized; 55.3 million shares issued, 54.7 million outstanding as of May 31, 2005; 54.6 million shares issued, 54.0 million shares outstanding as of November 30, 2004	5	5
Other capital	176	167
Accumulated deficit	(53)	(28)
Accumulated other comprehensive loss, net of income taxes	(1)	(3)

Total Shareholders’ Equity	127	141

Total Liabilities and Shareholders’ Equity	$1,270	$1,495

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	May 31,	May 31,
	2005	2004
	(in millions)
Operating Activities
Loss from continuing operations	$(24)	$(57)
Adjustments to reconcile loss to net cash used in continuing operations:
Depreciation and amortization	14	17
Deferred income taxes	—	28
Stock compensation and savings plan expense	6	4
Loss on repayment of debt	18	—
Changes in assets and liabilities:
Current assets	(55)	(9)
Noncurrent assets	28	37
Current liabilities	(23)	(26)
Noncurrent liabilities	(28)	(8)

Net cash used in continuing operations	(64)	(14)
Net cash used in discontinued operations	(2)	(21)

Net Cash Used in Operating Activities	(66)	(35)
Investing Activities
Capital expenditures	(6)	(6)
Restricted cash	201	—
Investing activities of discontinued operations	(16)	(24)

Net Cash Provided by (Used in) Investing Activities	179	(30)
Financing Activities
Proceeds from issuance of convertible notes	66	125
Repayment of convertible and senior subordinated notes	(122)	—
Repayments on revolving credit facility	—	(30)
Repayments of short-term debt	—	(15)
Proceeds from the issuance of other long-term debt	25	2
Repayments of other long-term debt	(141)	(26)
Debt issuance costs	(6)	(5)
Dividends paid	—	(2)
Other equity transactions	4	1

Net Cash (Used In) Provided by Financing Activities	(174)	50

Effect of exchange rate fluctuations on cash and cash equivalents	—	2

Net Decrease in Cash and Cash Equivalents	(61)	(13)
Cash and Cash Equivalents at Beginning of Period	68	64

Cash and Cash Equivalents at End of Period	$7	$51

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

2. Income (Loss) Per Share of Common Stock

     A reconciliation of the numerator and denominator used to calculate basic and diluted income (loss) per share of common stock (EPS) is presented in the following table:

	Three months ended May 31,		Six months ended May 31,
	2005	2004	2005	2004
	(in millions, except per share amounts; shares in thousands)
Numerator for Basic and Diluted EPS:
Income (loss) from continuing operations	$4	$(48)	$(24)	$(57)
Income (loss) from discontinued operations, net of tax	—	(264)	(1)	(274)

Net income (loss) available to common shareholders	$4	$(312)	$(25)	$(331)

Denominator for Basic EPS:
Weighted average shares of common stock outstanding	54,516	44,193	54,351	44,044

Denominator for Diluted EPS:
Weighted average shares of common stock outstanding	54,516	44,193	54,351	44,044
Employee Stock	521	—	—	—
Other	79	—	—	—

	55,116	44,193	54,351	44,044

Basic and Diluted:
Income (loss) per basic share from continuing operations	$0.06	$(1.08)	$(0.45)	$(1.30)
Income (loss) per basic share from discontinued operations	0.01	(5.98)	(0.02)	(6.21)

Net income (loss) per share	$0.07	$(7.06)	$(0.47)	$(7.51)

     The following were not included in the computation of diluted income (loss) per share for the three and six months ended May 31, 2005 because the effect would be antidilutive for the periods:

Description	Conversion Rate
5 3/4% Convertible Subordinated Notes	54.29 shares per $1,000 outstanding
4% Contingent Convertible Subordinated Notes (4% Notes)	64.81 Shares per $1,000 outstanding
2 1/4% Convertible Subordinated Debentures	50.00 Shares per $1,000 outstanding

     The following were not included in the computation of diluted loss per share for the three and six months ended May 31, 2004 because the effect would be antidilutive for the periods:

Description	Conversion Rate
5 3/4% Convertible Subordinated Notes	54.29 shares per $1,000 outstanding
4% Contingent Convertible Subordinated Notes	64.81 Shares per $1,000 outstanding

     The holders of the 4% Notes had the right to convert their notes into GenCorp’s common stock during the calendar quarter ending June 30, 2005 (for the period April 1, 2005 through June 30, 2005) because the stock price contingent conversion condition was first met in the calendar quarter ended March 31, 2005. As discussed above, the shares relating to the 4% Notes were not included in the computation of diluted income (loss) per share because the effect would be antidilutive for the three and six months ended May 31, 2005 and 2004.

     Potentially dilutive securities that are not included in the diluted EPS calculation for the six months ended May 31, 2005 and the three and six months ended May 31, 2004, because they would be antidilutive, include 2.0 million and 3.3 million employee stock options as of May 31, 2005 and May 31, 2004, respectively.

3. Stock Based Compensation

     The Financial Accounting Standards Board (FASB) issued Statement No. 123(R), Share-Based Payment, in December 2004. Statement No. 123(R) will require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. In April 2005, the Securities and Exchange Commission issued a release which amends the compliance dates for Statement 123(R). The Company will now be required to adopt the new accounting provisions beginning in the first quarter of fiscal 2006. Until the Company adopts SFAS No. 123(R) in the first quarter of fiscal 2006, the Company will continue to account for its stock compensation in accordance with Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees.

     As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the Company applies the existing accounting rules under APB No. 25 which provides that no compensation expense is charged for options granted at an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense for the stock option plans been determined based upon the fair value at the grant date for awards under these plans using market-based option valuation models, the net loss and the effect on net loss per share would have been as follows:

	Three months ended May 31,		Six months ended May 31,
	2005	2004	2005	2004
	(in millions, except per share amounts)
Net income (loss), as reported	$4	$(312)	$(25)	$(331)
Add: Stock based compensation expense reported, net of related tax effects	2	—	2	—
Deduct: Stock based compensation expense determined under fair value based method for all awards, net of related tax effects	(2)	—	(2)	—

Net income (loss), pro forma	$4	$(312)	$(25)	$(331)

As reported
Basic and diluted	$0.07	$(7.06)	$(0.47)	$(7.51)

Pro forma
Basic and diluted	$0.07	$(7.06)	$(0.47)	$(7.52)

     The fair value of options granted was estimated at the measurement date of grant using a Black-Scholes stock option pricing model with the following weighted average assumptions:

Six months ended
May 31, 2004
Expected life (in years)	5.00
Volatility	42.00%
Risk-free interest rate	3.07%
Dividend yield	0.00%

     During the first half of fiscal 2005, the Company did not issue any stock options to employees. The Company did not issue any stock options during the three months ended May 31, 2004. Discontinued operations loss per share would not have changed as a result of stock-based compensation expense.

4. Inventories, Net

	May 31,	November 30,
	2005	2004
	(in millions)
Long-term contracts at average cost	$261	$235
Raw materials and supplies	8	2
Progress payments	(83)	(78)

Inventories, net	$186	$159

     During fiscal 2004, the Company recorded an inventory write-down of $16 million on a contract to design, develop and produce a solid rocket motor for Lockheed Martin’s Atlas® V program. This write-down relates to unanticipated transition costs from the development phase to the production phase of the contract and the value of materials rendered obsolete by a decision to proceed with qualification and production of an enhanced motor configuration. In management’s judgment, these costs will not be recoverable on the contract.

     The current contract with Lockheed provides for production of 44 motors over a number of years and for the order of an additional 52 motors at Lockheed Martin’s option. At May 31, 2005, the Atlas V inventory balance was $152 million. Full recovery of this investment is subject to uncertainties, including: (i) the Company’s ability to produce motors at its estimated average unit price, (ii) final pricing of the enhanced motor configuration, and (iii) a satisfactory renegotiation of contract terms with Lockheed Martin. The Company believes its Atlas V contract will be restructured during fiscal 2005 when launch services contracts between launch vehicle manufacturers and the U.S. government are modified to reflect cost pressures resulting from continued low commercial launch activity. Details of the form and terms of the anticipated changes are unknown at this time. Management believes that continued improvements in operational efficiency and renegotiation of contract terms will permit recovery of inventoried development and production costs. However, if management’s efforts are unsuccessful, the Company may be required to recognize additional material losses.

5. Property, Plant and Equipment, Net

	May 31,	November 30,
	2005	2004
	(in millions)
Land	$29	$29
Buildings and improvements	133	128
Machinery and equipment	336	333
Construction-in-progress	12	15

	510	505
Less: accumulated depreciation	(371)	(360)

Property, plant and equipment, net	$139	$145

6. Other Noncurrent Assets, Net

	May 31,	November 30,
	2005	2004
	(in millions)
Real estate held for development and leasing	$29	$27
Other receivables	23	23
Deferred financing costs	17	21
Other	28	21

Other noncurrent assets, net	$97	$92

     As of May 31, 2005 and November 30, 2004, the Company had a receivable of $23 million from Northrop Grumman Corporation related to environmental remediation (See Note 9(c)). The Company amortizes deferred financing costs over the term of the related debt.

7. Other Current Liabilities

	May 31,	November 30,
	2005	2004
	(in millions)
Accrued compensation and employee benefits	$37	$37
Advanced payments on contracts	30	22
Contract loss provisions	14	15
Accrued goods and services	4	11
Interest payable	5	8
Other	48	48

Other current liabilities	$138	$141

8. Long-term Debt

	May 31,	November 30,
	2005	2004
	(in millions)
Convertible subordinated notes, bearing interest at 5.75% per annum, interest payments due in April and October, maturing in 2007 (5 3/4% Notes)	$20	$80
Contingent convertible subordinated notes, bearing interest at 4.00% per annum, interest payments due in January and July, maturing in 2024 (4% Notes)	125	125
Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in 2024 (2 1/4 % Debentures)	146	80

Total convertible subordinated notes	291	285

Senior subordinated notes, bearing interest at 9.50% per annum, interest payments due in February and August, maturing in 2013 (9 1/2% Notes)	98	150

Total senior subordinated notes	98	150

Term loan A, bearing interest at various rates (5.1% as of November 30, 2004)	—	28
Term loan B, bearing interest at various rates (6.02% as of November 30, 2004)	—	113
Term loan, bearing interest at various rates (rate of 6.32% as of May 31, 2005), payable in quarterly installments of approximately $250,000 plus interest, maturing in 2010	25	—
Other	1	1

Total other debt, including current portion	26	142

Total debt	415	577
Less: Amounts due within one year	(2)	(23)

Total long-term debt	$413	$554

     The estimated fair value of the Company’s total debt was $475 million as of May 31, 2005 compared to a carrying value of $415 million. The fair value of the convertible subordinated notes and senior subordinated notes was determined based on quoted market prices as of May 31, 2005. The fair value of the remaining debt approximates the carrying value. Interest rates on such remaining debt are generally variable, based on market interest rates, and reflect market rates currently available to the Company.

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

     The holders of the 4% Notes had the right to convert their notes into GenCorp’s common stock during the calendar quarter ending June 30, 2005 (for the period April 1, 2005 through June 30, 2005) because the stock price contingent conversion condition was first met in the calendar quarter ended March 31, 2005. The holders of the 4% Notes will also be able to convert their notes into GenCorp’s common stock for the period July 1, 2005 through September 30, 2005 because the stock price contingent conversion was met in the calendar quarter ended June 30, 2005. Whether the notes will be convertible after September 30, 2005 will depend on the occurrence of events specified in the indenture governing the 4% Notes, including the market price of our common stock.

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

c. Other Debt

     In December 2004, the Company entered into a new $180 million credit facility (New Credit Facility) with a syndicate of lenders. The New Credit Facility provides for an $80 million revolving credit facility (Revolver) maturing in December 2009, and a $100 million credit-linked facility maturing in December 2010. The credit-linked facility consists of a $25 million term loan subfacility, and a $75 million letter of credit subfacility. The interest rate on the revolving credit facility is LIBOR plus 275 basis points, subject to adjustment based on the Company’s senior leverage ratio, with a minimum of 225 basis points and a maximum of 300 basis points. The interest rate on the term loan is LIBOR plus 300 basis points. The fees on the letter of credit subfacility are 300 basis points plus any shortfall from LIBOR earned on the credit-linked deposits. The Revolver commitment fee is .5% per annum on the unused balance of the Revolver. As of May 31, 2005, the Company had a $25 million term loan and $57 million of letters of credit outstanding under the New Credit Facility. Cash proceeds from the $25 million term loan, net of underwriting fees and expenses associated with the New Credit Facility, were $21 million and were used for general corporate purposes.

     The New Credit Facility is secured by substantially all of the Company’s assets, including the stock and assets of its material domestic subsidiaries who are guarantors of this facility. The Company is subject to certain limitations including the ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; and make restricted payments. The Company is also subject to financial covenants effective for the period ended May 31, 2005, which include an interest coverage ratio, fixed charge coverage ratio, a leverage ratio, and a senior leverage ratio. The fiscal 2005 financial covenants are as follows:

	Actual Covenants	Required Covenants	Required Covenants
Financial Covenant	Through May 31, 2005	Through May 31, 2005	June 1 through November 30, 2005
Interest coverage ratio	2.66 to 1.00	Not less than: 2.00 to 1.00	Not less than: 2.00 to 1.00
Fixed charge coverage ratio	1.22 to 1.00	Not less than: 1.05 to 1.00	Not less than: 1.10 to 1.00
Leverage ratio	6.71 to 1.00	Not greater than: 8.25 to 1.00	Not greater than: 7.50 to 1.00
Senior leverage ratio	1.25 to 1.00	Not greater than: 3.00 to 1.00	Not greater than: 2.50 to 1.00

     The Company was in compliance with its financial covenants as of May 31, 2005.

     The New Credit Facility replaces the previous credit facility (Restated Credit Facility), which was terminated by the Company in December 2004. The outstanding term loans totaling $141 million plus accrued interest under the Restated Credit Facility were repaid in full using restricted cash from the proceeds of the GDX Automotive sale completed in August 2004 and an equity offering completed in November 2004. The Company recorded an unusual charge of $6 million as a result of the termination of the Restated Credit Facility in the first quarter of fiscal 2005, representing the write-off of deferred financing costs.

9. Commitments and Contingencies

a. Legal proceedings

     From time to time, GenCorp and its subsidiaries are subject to legal proceedings, including litigation in federal and state courts, which arise out of, and are incidental to, the ordinary course of the Company’s on-going and historical businesses. The Company is also subject to governmental investigations by state and federal agencies. The Company cannot predict the outcome of such proceedings with any degree of certainty, and therefore as of May 31, 2005, an estimate of a probable loss or range of loss cannot be made. The potential liabilities that may result could have a material adverse effect on the Company’s financial position or the results of operations.

Groundwater Cases

     Along with other industrial Potentially Responsible Parties (PRPs) and area water purveyors, Aerojet was sued in three cases by approximately 500 individual plaintiffs residing in the vicinity of Aerojet’s facilities near Sacramento, California (the Sacramento cases). One of the cases was subsequently dismissed by the plaintiff. The trial court determined that the Public Utility Commission regulated water purveyor defendants did not serve water in violation of state and federal standards. Accordingly, such regulated water entities were dismissed from the litigation. Aerojet is the sole defendant remaining in this litigation. The Sacramento Superior Court through the initial pleading stage reduced the number of plaintiffs in the Sacramento cases to approximately 300. On or about May 28, 2004 and July 23, 2004, the Sacramento Superior Court dismissed, without leave to amend, nearly 250 plaintiffs, leaving the number of plaintiffs at 53. Subsequent dismissals and a recent settlement with a group of plaintiffs have reduced the number of plaintiffs to 20. The remaining individual plaintiffs in the Sacramento cases generally seek damages for illness (in some cases death) and economic injury allegedly caused by their ingestion of groundwater contaminated or served by defendants, without specifying actual damages. Discovery in the Sacramento cases is ongoing and the trial has been set for December 2005.

     Aerojet was also sued in 14 cases by approximately 1,100 individual plaintiffs residing in the vicinity of Aerojet’s former facility in Azusa, California (the San Gabriel Valley cases). In the San Gabriel Valley cases, the number of plaintiffs had been reduced to approximately 500. The San Gabriel Valley cases, coordinated for trial in Los Angeles, California, have been proceeding under two master complaints. The remaining plaintiffs in the San Gabriel Valley cases generally sought damages for illness (in some cases death) and economic injury allegedly caused by their ingestion of groundwater contaminated or served by defendants, without specifying actual damages. Aerojet has recently agreed to settle the San Gabriel Valley cases and is working with plaintiffs’ counsel on appropriate settlement agreements and releases. The terms of such settlement are confidential.

     Aerojet and other defendants were sued by the Orange County Water District, a public entity with jurisdiction over groundwater resources and water supplies in Orange County. Orange County Water District v. Northrop Corporation, et al. Case No. O4CC00715, Orange County (CA) Superior Court, served December 29, 2004. The plaintiff alleges that groundwater in Orange County, California is contaminated with chlorinated solvents that were allegedly released to the environment by Aerojet and other industrial defendants causing it to incur unspecified response costs and other damages. The plaintiff seeks declaratory relief and recovery of past costs in connection with investigation and remediation of groundwater resources. Discovery is ongoing.

Air Cases

     Aerojet, General Dynamics Ordnance and Tactical Systems (General Dynamics) and Olin Corporation were sued by residents living in the vicinity of Chino and Chino Hills, California. The cases have been consolidated and are pending in the U.S. District Court for the Central District of California. Baier, et al. v. Aerojet-General Corporation, et al., Case No. EDCV 00 618VAP (RNBx) CA; Kerr, et al. v. Aerojet-General Corporation, Case No. EDCV 01-19VAP (SGLx); and Taylor, et al. v. Aerojet-General Corporation, et al., Case No. EDCV 01-106 VAP (RNBx). An additional case involving similar allegations was filed in 2004. Yeh, et al. v. Aerojet-General Corporation, Case No. RCV 083065 San Bernardino County Superior Court (transferred to U.S. District Court, Central District, CA, renumbered Case No. EDCV 04-1354-VAP(SHx). This case was coordinated with the Baier, Kerr and Taylor cases (the Chino Hills cases). The Company is defending General Dynamics and Olin pursuant to contractual obligations associated with the prior sale of Aerojet’s Ordnance Division. Various motions reduced the number of plaintiffs from 80 to 48.

     Aerojet recently agreed to settle the Chino Hills cases and is working with plaintiffs’ counsel on appropriate settlement agreements and releases. The terms of such settlement are confidential.

Water Entity Cases

     In October 2002, Aerojet, along with approximately 65 other individual and corporate defendants, was served with four civil suits filed in the U.S. District Court for the Central District of California that seek recovery of costs allegedly incurred in response to the contamination present at the South El Monte Operable Unit (SEMOU) of the San Gabriel Valley Superfund site. The cases are denominated as follows: The City of Monterey Park v. Aerojet-General Corporation, et al., (CV-02-5909 ABC (RCx)); San Gabriel Basin Water Quality Authority v. Aerojet-General Corporation, et al., (CV-02-4565 ABC (RCx)); San Gabriel Valley Water Company v. Aerojet-General Corporation, et al., (CV-02-6346 ABC (RCx)) and Southern California Water Company v. Aerojet-General Corporation, et al., (CV-02-6340 ABC (RCx)). The cases have been coordinated for ease of administration by the court. The plaintiffs’ claims are based upon allegations of discharges from a former site in the El Monte area, as more fully discussed below under the headings “San Gabriel Valley Basin, California — South El Monte Operable Unit.” The total cost estimate to implement projects under the Unilateral Administrative Order (UAO) prepared by EPA and the water entities is approximately $90 million. Aerojet is vigorously defending the actions as its investigations do not identify a credible connection between the contaminants identified by the water entities in the SEMOU and those detected at Aerojet’s former facility located in El Monte, California, near the SEMOU (East Flair Drive site). Aerojet has filed third-party complaints against several water entities on the basis that they introduced perchlorate-containing Colorado River water to the basin. Those water entities have filed motions to dismiss Aerojet’s complaints. The motions as well as discovery have been stayed pending efforts to resolve the litigation through mediation. Aerojet has notified its insurers of these claims.

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

     The initial plaintiffs consisted of four hourly retirees from the Jeannette, Pennsylvania facility of OMNOVA, the company spun-off from GenCorp on October 1, 1999, two hourly retirees from OMNOVA’s former Newcomerstown, Ohio facility, and three hourly retirees from the Company’s former tire plants in Akron, Ohio; Mayfield, Kentucky; and Waco, Texas. The plaintiffs sought class certification seeking to represent all eligible hourly retirees formerly represented by the unions URW or USWA. The unions are not party to the suit and have agreed not to support such litigation pursuant to an agreement negotiated with the Company. In December 2003, the trial court denied plaintiffs’ motion for class action certification. Subsequently, the trial court denied a motion filed on behalf of 241 individuals who sought to intervene in the Wotus case.

     OMNOVA had requested defense and indemnification from the Company regarding this matter. The Company denied this request and the party-defendants engaged in arbitration as required pursuant to the 1999 GenCorp-OMNOVA spin-off agreements. On May 26, 2004, the arbitrator issued his decision holding that the Company is required to defend and indemnify OMNOVA in the Wotus matter. Because the Company believes that the arbitrator’s ruling was overbroad and exceeded the scope of the arbitration, the Company sought clarification and modification of the ruling in Ohio state court. The Company’s motion to modify or vacate in part the arbitrator’s ruling was denied in Common Pleas Court. This decision has been appealed to an Ohio state appellate court.

     On or about July 8, 2004, the 241 individuals who sought to intervene in the Wotus matter filed a separate lawsuit against the Company and OMNOVA, also in the U.S. District Court for the Northern District of Ohio, seeking the same claims and relief (other than class certification) as in the Wotus matter. Baumgardner, et al. v. GenCorp Inc. et al., U.S.D.C., N.D. OH (Cleveland, OH), Case No. 1:04 CV 1278. The number of plaintiffs in the Baumgardner case was subsequently increased to 294. After the trial court denied plaintiffs’ motion to intervene in the Wotus case, the trial court ruled that the joinder of the 294 individuals in the Baumgardner case was improper. On February 4, 2005, the former Baumgardner plaintiffs plus an additional 13 individuals filed 307 individual complaints against the Company and OMNOVA with the same allegations that were made in the Baumgardner case. An additional two cases were filed on February 28, 2005. The Company has not been served with any of these 309 complaints.

     On behalf of itself and OMNOVA, the Company has recently agreed to settle the approximately 319 Wotus and Baumgardner cases and is working with plaintiffs’ counsel on appropriate settlement agreements and releases. The terms of such settlement are confidential.

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

     The Company appealed the Ohio Court’s ruling regarding CERCLA contribution liability to the Sixth Circuit Court of Appeals (the Court of Appeals). GenCorp Inc. v. Olin Corporation, Docket Nos. 03-3019; 03-3211, United States Court of Appeals for the Sixth Circuit. In that appeal, the Company argued that it was not directly or indirectly liable as an arranger for Olin’s waste disposal at the Big D site and that it did not either actively control Olin’s waste disposal choices or operate the plant on a day-to-day basis. The Court of Appeals heard oral arguments on June 11, 2004. On November 22, 2004, the Court of Appeals issued its opinion ruling against the Company with respect to all of its major claims. Subsequently, the Company filed a petition for a rehearing en banc. On March 31, 2005, the Company received the decision of the Court of Appeals denying its petition. Subsequently, the Company filed a motion with the Court of Appeals seeking a stay of its mandate pending the filing with the U.S. Supreme Court of a petition for writ of certiorari.

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

Tolwin et al. v. GenCorp Inc. et al.

     In November 2004, an alleged shareholder of the Company filed a lawsuit in Superior Court of the State of California, Sacramento County, against the Company, its directors and one executive officer. Tolwin et al. v. GenCorp Inc. et al. Plaintiff alleges that the defendants breached their fiduciary duties by failing to give adequate consideration to reasonable acquisition offers. Plaintiff sought class action status and on behalf of herself and other similarly situated individuals, plaintiff sought damages and injunctive relief. The defendants filed a motion for judgment on the pleadings, which was granted on February 17, 2005. The trial court granted plaintiff leave to amend the complaint. The defendants have notified their insurer and, if an amended complaint is filed, intend to vigorously defend this action.

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

     Of the total 46 cases, 23 have been settled or dismissed on terms favorable to the Company, including the cases where the Company was the employer. An additional four cases have been dismissed but the Company expects such cases to be re-filed in different jurisdictions. The 19 pending cases involve employees at VC or PVC facilities owned or operated by others, or allege aerosol exposure. One of the pending cases is a class action seeking a medical monitoring program for former employees at a PVC facility in New Jersey. The complaints in each of these cases assert that the Company’s involvement in the alleged conspiracy stems from the Company’s membership in trade associations.

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

Asbestos Litigation

     Over the years, the Company has from time to time been named as defendants in lawsuits alleging personal injury or death due to exposure to asbestos in building materials or in manufacturing operations. The majority have been filed in Madison County, Illinois and San Francisco, California. Since 1998, more than 100 of these asbestos lawsuits have been resolved, with the majority being dismissed and many being settled for less than $0.1 million each. Pursuant to an agreement with PCC Flow Technology, Inc. (PCC) pertaining to the operations of a former business, effective May 31, 2005, the Company assumed the defense of 30 asbestos related matters filed against PCC. With the addition of the cases tendered by PCC, there were 87 asbestos cases pending as of May 31, 2005.

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

     Between January 1995 – January 1997, the EPA issued Special Notice Letters to Aerojet and eighteen other companies requesting that they implement a groundwater remedy. Subsequently, perchlorate, NDMA, and 1,4-dioxane were identified as contaminants in the BPOU. On June 30, 2000, the EPA issued a UAO ordering the PRPs to implement a remedy consistent with the Record of Decision (ROD), but encouraging the PRPs to attempt to negotiate an agreement with the local purveyors. Aerojet, along with seven other PRPs (the Cooperating Respondents) signed a Project Agreement in late March 2002 with the Water Quality Authority, Watermaster, Valley County Water District, La Puente Valley Water District, San Gabriel Valley Water Company, Suburban Water Systems and California Domestic Water Company (the Water Entities). The Project Agreement, which has a term of 15 years, became effective on May 9, 2002. Pursuant to the Project Agreement, the Cooperating Respondents fund through an escrow account, the capital, operational, maintenance, and administrative costs of certain treatment and water distribution facilities to be owned and operated by the Water Entities. The Project Agreement also settled the past environmental claims of the Water Entities. There are also provisions in the Project Agreement for maintaining financial assurance (in the form of cash or letters of credit). When fully constructed, six treatment facilities will be treating in excess of 25,000 gallons per minute for the purposes of ROD implementation and providing a potable water supply. Aerojet and the other Cooperating Respondents have entered into an interim allocation agreement that establishes the interim payment obligations of Aerojet and the remaining Cooperating Respondents for the costs of the Project Agreement. Under the interim allocation, Aerojet is responsible for approximately two-thirds of all project costs, pending completion of any allocation proceeding. All project costs are subject to reallocation among the Cooperating Respondents. Aerojet intends to continue to defend itself vigorously to assure that it is appropriately treated with other PRPs and that costs of any remediation are properly allocated among all PRPs. Aerojet has notified its insurers and is pursuing claims under its insurance policies.

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

     As part of Aerojet’s sale of its Electronics and Information Systems (EIS) business to Northrop Grumman Corporation (Northrop) in October 2001, the EPA approved a Prospective Purchaser Agreement with Northrop to absolve it of pre-closing liability for contamination caused by the Azusa facility, which liability will remain with Aerojet. As part of that agreement, GenCorp agreed to provide a $25 million guarantee of Aerojet’s obligations under the Project Agreement. During the first three years of the Project Agreement, the GenCorp guarantee is partially offset by other financial assurances provided in conjunction with the Project

Agreement. As part of the EIS sale to Northrop, Aerojet paid the EPA $9 million which was an amount to be offset against Aerojet’s share of the EPA’s total claimed past costs (the EPA now claims total past costs attributable to various parties are approximately $28 million). Prior payments to the EPA bring the total payments to the EPA to approximately $9.5 million. Aerojet and the EPA have agreed to a final settlement for Aerojet’s portion of such past costs and have agreed to a consent decree. Unresolved at this time is the issue of California’s past costs which were last estimated at approximately $5 million.

     In addition to the EPA’s UAO and the Project Agreement executed with the Water Entities, the California Regional Water Quality Control Board, Los Angeles Region (Los Angeles RWQCB) issued orders to Aerojet and other PRPs to conduct groundwater investigations on their respective sites (former Azusa, California site). As a result, the Los Angeles RWQCB ordered Aerojet to conduct limited soil vapor extraction, which Aerojet completed in 2003. Aerojet is awaiting approval from the Los Angeles RWQCB for the closure. The Los Angeles RWQCB also directed Aerojet to characterize perchlorate contamination in soils. Aerojet submitted a Remedial Action Plan (RAP) to the Los Angeles RWQCB and has begun implementing the activities recommended in the RAP. In addition, on January 11, 2005, Aerojet submitted a work plan to the Los Angeles RWQCB for additional soil characterization.

South El Monte Operable Unit (SEMOU)

     On December 21, 2000, Aerojet received an order from the Los Angeles RWQCB requiring a work plan for investigation of Aerojet’s former El Monte facility. On January 22, 2001, Aerojet filed an appeal of the order with the Los Angeles RWQCB asserting selective enforcement. The appeal had been held in abeyance pending negotiations with the Los Angeles RWQCB, but due to a two-year limitation on the abeyance period, the appeal was dismissed without prejudice. On February 21, 2001, Aerojet received a General Notice Letter from the EPA Region IX naming Aerojet as a PRP with regard to the SEMOU of the San Gabriel Valley Superfund site. In September 2001, Aerojet submitted a limited work plan to the Los Angeles RWQCB.

     Aerojet continues to negotiate with the Los Angeles RWQCB regarding an investigation of this former facility and has agreed to a scope of work for additional field activities. Aerojet is currently implementing the field work. In the event the Los Angeles RWQCB demands further site investigation, Aerojet may re-file its appeal.

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

     On August 29, 2003, the EPA issued a UAO against Aerojet and approximately 40 other parties requiring them to conduct the remedial design and remedial action in the SEMOU. The impact of the UAO on the recipients is not clear as much of the remedy is already being implemented by the water entities. The cost estimate to implement projects under the UAO prepared by the EPA and the water entities is approximately $90 million.

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

c. Environmental Reserves and Estimated Recoveries

Reserves

     The Company continually reviews estimated future remediation costs that could be incurred by the Company which take into consideration the investigative work and analysis of the Company’s engineers and the advice of its legal staff regarding the status and anticipated results of various administrative and legal proceedings. In most cases, only a range of reasonably possible costs can be estimated. In establishing the Company’s reserves, the most probable estimated amount is used when determinable and the minimum is used when no single amount is more probable. The timing of payment for estimated future environmental costs is subject to variability and depends on the timing of regulatory approvals for planned remedies and the construction and completion of the remedies.

     Quarterly, the Company performs a review of estimated future environmental costs which incorporates, but is not limited to the following: (i) status of work completed since the last estimate; (ii) expected cost savings related to the substitution of new remediation technology and to information not available previously; (iii) obligations for reimbursement of regulatory agency service costs; (iv) updated BPOU cost estimates; (v) costs of complying with the Western Groundwater Administrative Order, including replacement water and remediation upgrades at Aerojet’s Sacramento site; (vi) estimated costs related to IRCTS and Aerojet’s Sacramento site; (vii) new information related to the extent and location of previously unidentified contamination; and (viii) additional construction costs. The Company’s review of estimated future remediation costs resulted in a net increase in the Company’s environmental reserves of $4 million in the first six months of fiscal 2005.

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

     A summary of the Company’s environmental reserve activity is shown below (in millions):

	November 30,	2005	2005	May 31,
	2004	Additions	Expenditures	2005
Aerojet	$287	$4	$(16)	$275
Other Sites	17	—	(3)	14

Environmental Reserve	$304	$4	$(19)	$289

     As of May 31, 2005, the Aerojet reserves include $166 million for the Sacramento site, $92 million for BPOU, and $17 million for other Aerojet sites.

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

     Pursuant to the Global Settlement covering environmental costs associated with Aerojet’s Sacramento site and its former Azusa site, the Company can recover up to 88% of its environmental remediation costs for these sites through the establishment of prices for Aerojet’s products and services sold to the U.S. government. Allowable environmental costs are charged to these contracts as the costs are incurred. Aerojet’s mix of contracts can affect the actual reimbursement made by the U.S. government. Because these costs are recovered through forward-pricing arrangements, the ability of Aerojet to continue recovering these costs from the U.S. government depends on Aerojet’s sustained business volume under U.S. government contracts and programs and the relative size of Aerojet’s commercial business. Due to the Global Settlement, the increase to the reserve of $4 million in the first half of 2005 resulted in a corresponding increase to the receivable and a net impact of less than $1 million in net loss.

     In conjunction with the sale of EIS, Aerojet entered into an agreement with Northrop whereby Aerojet will be reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement. Amounts reimbursed are subject to annual limitations, with excess amounts carrying over to subsequent periods, the total of which will not exceed $190 million over the term of the agreement, which ends in 2028. As of May 31, 2005, $153 million in potential future reimbursements were available over the remaining life of the agreement.

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

10. Arrangements with Off-Balance Sheet Risk

     As of May 31, 2005, obligations required to be disclosed in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others consisted of:

—	$57 million in outstanding commercial letters of credit expiring in fiscal 2005 and fiscal 2006 securing obligations for environmental remediation, insurance coverage, and litigation.

—	Up to $120 million aggregate in guarantees by GenCorp Inc. of Aerojet’s obligations to government agencies for environmental remediation activities, subject to partial offsets for other financial assurances provided in conjunction with these obligations.

—	Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of its obligations under its senior credit facilities and its 9 1/2% Notes.

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

     The components of other comprehensive income (loss) and the related income tax effects are presented in the following table:

	Three months ended May 31,		Six months ended May 31,
	2005	2004	2005	2004
	(in millions)
Net income (loss)	$4	$(312)	$(25)	$(331)
Other comprehensive income, net of income taxes:
Effects of foreign currency translation adjustments	2	(9)	2	(1)

Total comprehensive income (loss)	$6	$(321)	$(23)	$(332)

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

     The components of net periodic (income) expense for pension benefits and other postretirement benefits for the three and six months ended May 31, 2005 and May 31, 2004 were comprised of:

			Other
	Defined Benefit		Postretirement
	Pension Plans		Benefit Plans
	Three months ended May 31,
	2005	2004	2005	2004
	(in millions)
Service cost	$3	$3	$2	$—
Interest cost on benefit obligation	28	28	—	3
Assumed return on plan assets	(33)	(34)	—	—
Amortization of unrecognized prior service cost	—	—	(1)	(1)
Amortization of unrecognized net (gains) losses	14	13	(1)	—

Net periodic benefit expense	$12	$10	$—	$2

			Other
	Defined Benefit		Postretirement
	Pension Plans		Benefit Plans
	Six months ended May 31,
	2005	2004	2005	2004
	(in millions)
Service cost	$7	$6	$—	$—
Interest cost on benefit obligation	57	56	4	5
Assumed return on plan assets	(67)	(68)	—	—
Amortization of unrecognized prior service cost	1	1	(2)	(2)
Amortization of unrecognized net (gains) losses	27	25	(3)	1

Net periodic benefit (income) expense	$25	$20	$(1)	$4

     During the three and six months ended May 31, 2005, discontinued operations incurred less than $1 million of net periodic expense for pension and other postretirement benefits. During the three and six months ended May 31, 2004, discontinued operations incurred $3 million and $7 million, respectively, of net periodic expense for pension and other postretirement benefits.

13. Discontinued Operations

     During the second quarter of fiscal 2004, the Company announced plans to sell the GDX business. This decision was a result of declining volumes and continued challenges in this market environment including increased material costs, high development and start-up costs, anticipated working capital requirements as well as adverse customer pricing pressures. In accordance with the Company’s plan to sell the GDX business, the GDX operating segment was classified as a discontinued operation during the second quarter of fiscal 2004. During the third quarter of fiscal 2004, the Company signed a definitive agreement to sell GDX, including substantially all of the assets of GenCorp Inc. that were used in the GDX business and substantially all of GenCorp Inc.’s worldwide subsidiaries that were engaged in the GDX business, to Cerberus Capital Management, L.P. for $147 million, subject to adjustment, of which $140 million was received as of May 31, 2005. The Company closed the transaction on August 31, 2004. For operating segment reporting, GDX was previously reported as a separate operating segment.

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

     In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, the Company allocated interest to discontinued operations based on interest on debt that would be required to be repaid using estimated proceeds to be received from the sale of the GDX Automotive business and the anticipated sale of the Fine Chemicals business. This allocation resulted in interest of less than $1 million in the second quarter of fiscal 2005 and $1 million for the second quarter of fiscal 2004. Interest allocation for the first six months of fiscal 2005 and fiscal 2004 was $1 million and $2 million, respectively.

     In November 2003, the Company announced the closing of a GDX manufacturing facility in Chartres, France. The decision resulted primarily from declining sales volumes with French automobile manufacturers. In June 2004, the Company completed the legal process for closing the facility and establishing a social plan. In fiscal 2004, an expense of approximately $14 million related to employee social costs was recorded in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. An expense of $1 million was recorded during the first half of fiscal 2005 primarily related to employee social costs that became estimable in the first half of fiscal 2005 and is included as a component of discontinued operations. The Company has not yet recorded expenses associated with certain social benefits due to the uncertainty of the benefit amount. These additional social costs are expected to result in an additional expense of $1 million to $2 million and are anticipated to be incurred over the next 12 months to 18 months. Related costs will be recognized once they are certain in accordance with accounting principles generally accepted in the United States.

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

     Summarized financial information for the GDX and Fine Chemicals operations is set forth below:

	Three months ended May 31,		Six months ended May 31,
	2005	2004	2005	2004
	(in millions)
Net sales	$13	$216	$23	$414
Income (loss) before income taxes	—	(259)	(1)	(275)
Income tax benefit (provision)	—	(5)	—	1
Net income (loss) from discontinued operations	—	(264)	(1)	(274)

     As of May 31, 2005 and November 30, 2004, the components of assets and liabilities of discontinued operations in the consolidated balance sheets are as follows:

	May 31,	November 30,
	2005	2004
	(in millions)
Accounts receivable, net	$6	$8
Inventories, net	17	10
Other assets	1	3
Property, plant and equipment, net	90	73

Assets of discontinued operations	$114	$94

Accounts payable	$11	$8
Other liabilities	10	10

Liabilities of discontinued operations	$21	$18

14. Operating Segments and Related Disclosures

     The Company’s management decided to divest the GDX and the Fine Chemicals businesses during fiscal 2004 (See Note 13). These businesses, which were previously considered separate operating segments, have been classified as discontinued operations. As a result, the Company’s continuing operations are now organized into two operating segments based on different products and customer bases: Aerospace and Defense and Real Estate.

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

     During the three months ended May 31, 2005, Lockheed Martin and Raytheon accounted for 33% and 19%, respectively, of net sales. During the six months ended May 31, 2005, Lockheed Martin and Raytheon accounted for 35% and 19%, respectively, of net sales. During the three months ended May 31, 2004, Lockheed Martin, Raytheon, and Boeing accounted for 30%, 17%, and 11%, respectively, of net sales. During the six months ended May 31, 2004, Lockheed Martin, Raytheon, and Boeing accounted for 29%, 15%, and 10%, respectively, of net sales. Sales during the three and six months ended May 31, 2005, directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled $121 million and $241 million, respectively. Sales during the three and six months ended May 31, 2004 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled $115 million and $215 million, respectively.

     Selected financial information for each reportable segment is as follows:

	Three months ended May 31,		Six months ended May 31,
	2005	2004	2005	2004
	(in millions)
Net Sales:
Aerospace and Defense	$144	$125	$284	$238
Real Estate	1	2	3	3
Intersegment sales elimination	—	(3)	—	(7)

Total	$145	$124	$287	$234

Segment Performance:
Aerospace and Defense	$14	$15	$27	$26
Retirement benefit plan expense	(8)	(7)	(17)	(14)
Unusual items	(2)	—	(2)	—

Aerospace and Defense Total	4	8	8	12
Real Estate	1	1	2	2

Total	$5	$9	$10	$14

Reconciliation of segment performance to loss from continuing operations before income taxes:
Segment Performance	$5	$9	$10	$14
Interest expense	(6)	(8)	(13)	(16)
Corporate retirement benefit plan expense	(4)	(5)	(7)	(10)
Corporate and other expenses	(4)	(8)	(9)	(15)
Unusual items	—	—	(18)	—

Loss from continuing operations before income taxes	$(9)	$(12)	$(37)	$(27)

	May 31,	November 30,
	2005	2004
	(in millions)
Assets:
Aerospace and Defense	$969	$943
Real Estate	40	37

Identifiable assets	1,009	980
Corporate	147	421
Discontinued operations	114	94

Total assets	$1,270	$1,495

15. Unusual items

     Charges associated with unusual items for the first half of fiscal 2005 are as follows (in millions):

Aerospace and Defense:
Unrecoverable portion of legal settlement	$2

2
Corporate Headquarters:
Loss on redemption of 9 1/2% Notes	7
Loss on repayment of 5 3/4% Notes	5
Loss on termination of the Restated Credit Facility	6

18

Unusual expense	$20

     In the first quarter of fiscal 2005, the Company recorded a charge of $18 million as a result of the redemption of $52 million of principal of the 9 1/2% Notes, repayment of $60 million of principal of the 5 3/4% Notes, termination of the Restated Credit Facility.

     In the second quarter of fiscal 2005, Aerojet recorded a charge of $2 million related to an estimated legal settlement of the San Gabriel Valley and Chino Hills toxic tort cases (see Note 9(a) for additional information).

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

Condensed Consolidating Statements of Income

		Guarantor	Non-guarantor
Three Months Ended May 31, 2005 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$145	$—	$—	$145
Cost of products sold	—	131	—	—	131
Selling, general and administrative	6	2	—	—	8
Depreciation and amortization	—	7	—	—	7
Interest expense	5	1	—	—	6
Other, net	—	2	—	—	2

Income (loss) from continuing operations before income taxes	(11)	2	—	—	(9)
Income tax benefit (provision)	16	(3)	—	—	13

Income (loss) from continuing operations	5	(1)	—	—	4
Income (loss) from discontinued operations	—	1	(1)	—	—

Income (loss) before equity earnings	5	—	(1)	—	4
Equity earnings of subsidiaries	(1)	—	—	1	—

Net income (loss)	$4	$—	$(1)	$1	$4

		Guarantor	Non-guarantor
Three Months Ended May 31, 2004 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$124	$—	$—	$124
Cost of products sold	—	107	—	—	107
Selling, general and administrative	10	2	—	—	12
Depreciation and amortization	2	7	—	—	9
Interest expense	8	—	—	—	8
Other, net	(1)	1	—	—	—

Income (loss) from continuing operations before income taxes	(19)	7	—	—	(12)
Income tax provision	(18)	(18)	—	—	(36)

Loss from continuing operations	(37)	(11)	—	—	(48)
Loss from discontinued operations	(62)	(15)	(187)	—	(264)

Loss before equity earnings	(99)	(26)	(187)	—	(312)
Equity earnings of subsidiaries	(213)	—	—	213	—

Net income (loss)	$(312)	$(26)	$(187)	$213	$(312)

		Guarantor	Non-guarantor
Six Months Ended May 31, 2005 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$287	$—	$—	$287
Cost of products sold	—	261	—	—	261
Selling, general and administrative	12	4	—	—	16
Depreciation and amortization	1	13	—	—	14
Interest expense	12	1	—	—	13
Other, net	17	3	—	—	20

Income (loss) from continuing operations before income taxes	(42)	5	—	—	(37)
Income tax benefit (provision)	16	(3)	—	—	13

Income (loss) from continuing operations	(26)	2	—	—	(24)
Income (loss) from discontinued operations	—	1	(2)	—	(1)

Income (loss) before equity earnings	(26)	3	(2)	—	(25)
Equity earnings of subsidiaries	1	—	—	(1)	—

Net income (loss)	$(25)	$3	$(2)	$(1)	$(25)

		Guarantor	Non-guarantor
Six Months Ended May 31, 2004 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$234	$—	$—	$234
Cost of products sold	—	205	—	—	205
Selling, general and administrative	19	4	—	—	23
Depreciation and amortization	3	14	—	—	17
Interest expense	16	—	—	—	16
Other, net	(1)	1	—	—	—

Income (loss) from continuing operations before income taxes	(37)	10	—	—	(27)
Income tax provision	(11)	(19)	—	—	(30)

Loss from continuing operations	(48)	(9)	—	—	(57)
Loss from discontinued operations	(66)	(15)	(193)	—	(274)

Loss before equity earnings	(114)	(24)	(193)	—	(331)
Equity earnings of subsidiaries	(217)	—	—	217	—

Net income (loss)	$(331)	$(24)	$(193)	$217	$(331)

Condensed Consolidating Balance Sheets

		Guarantor	Non-guarantor
May 31, 2005 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$5	$2	$—	$—	$7
Accounts receivable, net	4	103	—	—	107
Inventories, net	—	186	—	—	186
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	43	—	—	43
Prepaid expenses and other	—	10	—	—	10
Assets of discontinued operations	—	113	1	—	114

Total current assets	9	457	1	—	467
Property, plant and equipment, net	1	138	—	—	139
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	180	—	—	180
Prepaid pension asset	118	139	—	—	257
Goodwill	—	103	—	—	103
Intercompany, net	(360)	373	(13)	—	—
Other noncurrent assets and intangibles, net	941	106	10	(933)	124

Total assets	$709	$1,496	$(2)	$(933)	$1,270

Short-term borrowings and current portion of long-term debt	$2	$—	$—	$—	$2
Accounts payable	2	35	—	—	37
Reserves for environmental remediation	7	52	—	—	59
Income taxes payable	23	2	—	—	25
Other current liabilities and other postretirement benefits other than pensions	24	128	—	—	152
Liabilities of discontinued operations	—	17	4	—	21

Total current liabilities	58	234	4	—	296
Long-term debt, net of current portion	413	—	—	—	413
Reserves for environmental remediation	7	223	—	—	230
Other noncurrent liabilities	102	102	—	—	204

Total liabilities	580	559	4	—	1,143
Total shareholders’ equity	129	937	(6)	(933)	127

Total liabilities and shareholders’ equity	$709	$1,496	$(2)	$(933)	$1,270

		Guarantor	Non-guarantor
November 30, 2004 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$67	$1	$—	$—	$68
Restricted cash	23	—	—	—	23
Accounts receivable, net	4	84	—	—	88
Inventories, net	—	159	—	—	159
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	36	—	—	36
Prepaid expenses and other	1	5	—	—	6
Assets of discontinued operations	—	93	1	—	94

Total current assets	95	378	1	—	474
Restricted cash	178	—	—	—	178
Property, plant and equipment, net	1	144	—	—	145
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	197	—	—	197
Prepaid pension asset	122	156	—	—	278
Goodwill	—	103	—	—	103
Intercompany, net	(429)	444	(15)	—	—
Other noncurrent assets and intangibles, net	937	97	10	(924)	120

Total assets	$904	$1,519	$(4)	$(924)	$1,495

Short-term borrowings and current portion of long-term debt	$23	$—	$—	$—	$23
Accounts payable	6	49	—	—	55
Reserves for environmental remediation	7	44	—	—	51
Income taxes payable	23	12	—	—	35
Other current liabilities and other postretirement benefits other than pensions	35	121	—	—	156
Liabilities of discontinued operations	—	11	7	—	18

Total current liabilities	94	237	7	—	338
Long-term debt, net of current portion	554	—	—	—	554
Reserves for environmental remediation	9	244	—	—	253
Other noncurrent liabilities	106	103	—	—	209

Total liabilities	763	584	7	—	1,354
Total shareholders’ equity	141	935	(11)	(924)	141

Total liabilities and shareholders’ equity	$904	$1,519	$(4)	$(924)	$1,495

Condensed Consolidating Statements of Cash Flows

		Guarantor	Non-guarantor
Six months ended May 31, 2005 (in millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(18)	$(43)	$(5)	$—	$(66)
Cash flows from investing activities:
Capital expenditures	—	(6)		—	(6)
Other investing activities	201	(16)		—	185

Net cash used in investing activities	201	(22)	—	—	179
Cash flows from financing activities:
Net transfers (to) from parent	(75)	70	5	—	—
Borrowings (repayments) on notes payable and long-term debt, net	(178)	—	—	—	(178)
Other financing activities	8	(4)	—	—	4

Net cash provided by (used in) financing activities	(245)	66	5	—	(174)

Net increase (decrease) in cash and cash equivalents	(62)	1	—	—	(61)
Cash and cash equivalents at beginning of year	67	1	—	—	68

Cash and cash equivalents at end of period	$5	$2	$—	$—	$7

		Guarantor	Non-guarantor
Six months ended May 31, 2004 (in millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(43)	$1	$7	$—	$(35)
Cash flows from investing activities:
Capital expenditures	—	(6)	—	—	(6)
Other investing activities	(6)	(3)	(15)	—	(24)

Net cash used in investing activities	(6)	(9)	(15)	—	(30)
Cash flows from financing activities:
Net transfers (to) from parent	(30)	19	11	—	—
Borrowings (repayments) on notes payable and long-term debt, net	66	—	(15)	—	51
Other financing activities	9	(3)	(7)	—	(1)

Net cash provided by (used in) financing activities	45	16	(11)	—	50

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	2	—	2
Net increase (decrease) in cash and cash equivalents	(4)	8	(17)	—	(13)
Cash and cash equivalents at beginning of year	9	3	52	—	64

Cash and cash equivalents at end of period	$5	$11	$35	$—	$51

17. New Accounting Pronouncements

     In December 2004, the FASB issued Statement 123(R), Share-Based Payment, which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. In April 2005, the SEC issued a release which amends the compliance dates for Statement 123(R). The Company will now be required to adopt the new accounting provisions beginning in the first quarter of fiscal 2006. The Company could adopt the new standard in one of two ways — the modified prospective transition method or the modified retrospective transition method. The Company will adopt Statement 123(R) in the first quarter of fiscal 2006 and does not anticipate that the adoption of the Statement 123(R) will have a significant effect on earnings or the financial position of the Company.

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

     During the second quarter of fiscal 2004, we announced plans to sell our GDX business, which developed and manufactured vehicle sealing systems for automotive original equipment manufacturers. This decision was a result of declining volumes and continued challenges in this market environment including adverse customer pricing pressures, increased material costs, high development and start-up costs and increased working capital requirements. In accordance with our plan to sell the GDX business, we classified our GDX business as a discontinued operation during the second quarter of fiscal 2004. During the third quarter of fiscal 2004, we completed the sale of GDX to Cerberus Capital Management, L.P. for $147 million, subject to adjustment, of which $140 million had been received as of May 31, 2005. In addition, on October 15, 2004, we announced our strategic decision to sell our Fine Chemicals business, which, through Aerojet Fine Chemicals, is a custom manufacturer of active pharmaceutical ingredients and registered intermediates for pharmaceutical and biotechnology companies. This plan was a result of management’s decision to focus our capital and resources on our Aerospace and Defense and Real Estate businesses. We will continue to operate our Fine Chemicals business in the ordinary course of business pending any sale. We classified our Fine Chemicals business segment as a discontinued operation as of the third quarter of fiscal 2004. See additional discussion in Note 13 in Notes to Unaudited Condensed Consolidated Financial Statements. For all periods presented, we have classified the results of operations of GDX and Fine Chemicals as discontinued operations in the Consolidated Statements of Income. The assets and liabilities of Fine Chemicals have been classified as Assets of Discontinued Operations and Liabilities of Discontinued Operations in the Consolidated Balance Sheets as of May 31, 2005 and November 30, 2004.

Results of Operations

Net Sales:

	Three months ended				Six months ended
	May 31,	May 31,		Percentage	May 31,	May 31,		Percentage
	2005	2004	Change*	Change	2005	2004	Change*	Change
Net Sales	$145	$124	$21	17%	$287	$234	$53	23%

*	Primary reason for change. The increase sales for the first half of fiscal 2005 is primarily the result of increased deliveries and/or higher volume on the following programs: Standard Missile, Theater High-Altitude Area Defense (THAAD), Atlas V, Titan, and Tomahawk.

     During the three months ended May 31, 2005, Lockheed Martin and Raytheon accounted for 33% and 19%, respectively, of net sales. During the six months ended May 31, 2005, Lockheed Martin and Raytheon accounted for 35% and 19%, respectively, of net sales. During the three months ended May 31, 2004, Lockheed Martin, Raytheon, and Boeing accounted for 30%, 17%, and 11%, respectively, of net sales. During the six months ended May 31, 2004, Lockheed Martin, Raytheon, and Boeing accounted for 29%, 15%, and 10%, respectively, of net sales. Sales during the three and six months ended May 31, 2005 directly and indirectly to the U.S. government and its agencies, including sales to our significant customers discussed above, totaled $121 million and $241 million, respectively. Sales during the three and six months ended May 31, 2004 directly and indirectly to the U.S. government and its agencies, including sales to our significant customers discussed above, totaled $115 million and $215 million, respectively.

     Please refer to the “Operating Segment Information” section below for further discussions with respect to net sales for each of our operating segments.

Cost of Products Sold:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2005	2004	Change*	2005	2004	Change*
Costs of products sold:	$131	$107	$24	$261	$205	$56
Percentage of net sales	90%	86%		91%	88%

*	Primary reason for change. The increase in cost of sales as a percentage of net sales is primarily due to a change in product mix.

Selling, General and Administrative (SG&A):

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2005	2004	Change*	2005	2004	Change*
Selling, General and Administrative:	$8	$12	$(4)	$16	$23	$(7)
Percentage of net sales	6%	10%		6%	10%

*	Primary reason for change. The decrease in SG&A costs was primarily due to the following: (i) lower corporate costs as a result of personnel reductions and resource redeployment to Aerojet to adjust for the reduction in operations as a result of the divesture of GDX in August 2004; and (ii) decrease in net periodic expense for pension and other postretirement benefits due to the effect of favorable demographic changes that impact the actuarial assumptions for retiree medical benefits and to a lesser extent the write-off of deferred pension losses in connection with the sale of GDX Automotive in August 2004, offset by a lower discount rate used to determine benefit obligations, due to lower market returns. The cost reductions were offset by non-cash stock compensation expense of $2 million for the three and six months ended May 31, 2005.

     During the second quarter of fiscal 2005, the Company recorded an estimated legal settlement charge of less than one million related to the Wotus, et al. v. GenCorp Inc. et al. case. The remaining estimated costs of the settlement of $12 million to $18 million will be accounted for as a plan amendment pursuant to SFAS 106, Employer’s Accounting for Postretirement Benefits Other Than Pensions, and amortized over a period of years.

Depreciation and Amortization:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2005	2004	Change*	2005	2004	Change*
Depreciation and amortization:	$7	$9	$(2)	$14	$17	$(3)
Percentage of net sales	5%	7%		5%	7%

*	Primary reason for change. The decrease is primarily the result of lower amortization of deferred financing costs as a result of the termination of the Restated Credit Facility, the redemption of $52 million of principal of the 9 1/2% Notes, and the repayment of $60 million of principal of the 5 3/4% Notes during the first quarter of fiscal 2005.

Interest Expense:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2005	2004	Change*	2005	2004	Change*
Interest expense:	$6	$8	$(2)	$13	$16	$(3)

*	Primary reason for change. The decrease is the result of lower average debt and interest rates as a result of the sale of the GDX Automotive business in August 2004 and our recent recapitalization transactions, initiated in November 2004 and completed in February 2005, which increased shareholders’ equity and lowered debt and future interest costs.

Unusual Items, Net:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2005	2004	Change*	2005	2004	Change*
Unusual items, net:	$2	$—	$2	$20	$—	$20

*	Primary reason for change. In the first quarter of fiscal 2005, we recorded a charge of $18 million as a result of the termination of the Restated Credit Facility, the redemption of $52 million of principal of the 9 1/2% Notes, and the repayment of $60 million of principal of the 5 3/4% Notes. In the second quarter of fiscal 2005, we recorded a charge of $2 million related to an estimated legal settlement of the San Gabriel Valley and Chino Hills toxic tort cases.

Income Tax Benefit (Provision):

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2005	2004	Change*	2005	2004	Change*
Income tax benefit (provision):	$13	$(36)	$49	$13	$(30)	$43

*	Primary reason for change. In the second quarter of fiscal 2005, we recorded an income tax benefit of $13 million for tax refund claims related to a ten-year carryback of Net Operating Losses. The benefit was recorded as a result of guidance recently issued by the Internal Revenue Service related to the calculation of the ten-year carryback claims. Conversely, in the first half of fiscal 2004, an income tax provision was recorded to reflect the write-off of the net deferred tax asset due to the uncertainty of realizing the deferred tax benefit of the current loss, given recent historical losses.

     After the filing of our federal income tax return for the year ended November 30, 2004, including the net operating loss carryback claim, our capital loss carryforward is approximately $150 million and our ordinary loss carryforward is approximately $65 million.

Discontinued Operations:

     During the second quarter of fiscal 2004, the GDX business net assets were adjusted to management’s estimate of proceeds to be received on disposition less costs to sell. During the third quarter of fiscal 2004, we signed a definitive agreement to sell GDX, including substantially all of the assets of GenCorp Inc. that were used in the GDX business and substantially all of GenCorp Inc.’s worldwide subsidiaries that were engaged in the GDX business, to Cerberus for $147 million, subject to adjustment, of which $140 million was received as of May 31, 2005. We closed the transaction on August 31, 2004. The loss on the sale of the GDX business during fiscal 2004 was $279 million. During the third quarter of fiscal 2004, we classified the Fine Chemicals business as a discontinued operation as a result of our plans to sell the business. This plan was a result of management’s decision to focus our capital and resources on our Aerospace and Defense and Real Estate operating segments.

     In November 2003, we announced the closing of a GDX manufacturing facility in Chartres, France. The decision resulted primarily from declining sales volumes with French automobile manufacturers. In June 2004, we completed the legal process for closing the facility and establishing a social plan. In fiscal 2004, an expense of approximately $14 million related to employee social costs was recorded in accordance with SFAS 146, Accounting for Costs Associated with Exit of Disposal Activities. An expense of $1 million was recorded during the first half of fiscal 2005 primarily related to employee social costs that became estimable in the first half of fiscal 2005 and is included as a component of discontinued operations. We have not yet recorded expenses associated with certain social benefits due to the uncertainty of the benefit amount. These additional social costs are expected to result in an additional pre-tax expense of $1 million to $2 million and are anticipated to be incurred over the next 12 months to 18 months. Related costs will be recognized once they are certain in accordance with accounting principles generally accepted in the United States.

     Summarized financial information for the GDX and Fine Chemicals operations is set forth below:

	Three months ended May 31,		Six months ended May 31,
	2005	2004	2005	2004
		(in millions)
Net sales	$13	$216	$23	$414
Income (loss) before income taxes	—	(259)	(1)	(275)
Income tax benefit (provision)	—	(5)	—	1
Net income (loss) from discontinued operations	—	(264)	(1)	(274)

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

Aerospace and Defense Segment

	Three months ended				Six months ended
	May 31,	May 31,		Percentage	May 31,	May 31,		Percentage
	2005	2004	Change*	Change	2005	2004	Change*	Change
Net Sales	$144	$125	$19	15%	$284	$238	$46	19%
Segment Performance	4	8	(4)	(50)%	8	12	(4)	(33)%

*	Primary reason for change. Sales improvements include increased deliveries and/or higher volume on the following programs: Standard Missile, Theater High-Altitude Area Defense (THAAD), Atlas V, Titan, and Tomahawk.

     Second quarter segment performance in fiscal 2005 was $4 million compared to $8 million in fiscal 2004. Excluding the impact of employee retirement benefit plan expense and unusual items, segment performance was $14 million (9.7% of sales) in the second quarter of fiscal 2005, compared to $15 million (12.0% of sales) in the second quarter of fiscal 2004. For the first six months of fiscal 2005, segment performance was $8 million compared to $12 million in fiscal 2004. Excluding the effect of employee retirement benefit plan expense and unusual items, segment performance was $27 million (9.5% of sales) in fiscal 2005 compared to $26 million (10.9% of sales) in fiscal 2004. The decline in segment performance as a percentage of sales is primarily related to lower gross margins due to a change in product mix.

     As of May 31, 2005, Aerojet’s contract backlog was $912 million compared to $879 million as of November 30, 2004. Funded backlog, which includes only the amount of those contracts for which money has been directly authorized by the U.S. Congress, or for which a firm purchase order has been received by a commercial customer, totaled approximately $558 million as of May 31, 2005 compared to $538 million as of November 30, 2004.

Real Estate Segment

     Processing of the rezoning applications for the Rio del Oro, Glenborough, and Westborough projects is proceeding as anticipated. The City of Rancho Cordova expects to release the draft environmental impact report (EIR) on Rio del Oro this fall and approval is not expected before late 2006. The County of Sacramento issued the Notice of Preparation for the EIR on Glenborough in June 2005, and we expect approval of the project in late 2007 or thereafter. As previously disclosed, we expect the Westborough EIR to commence in 2006 .

	Three months ended				Six months ended
	May 31,	May 31,		Percentage	May 31,	May 31,		Percentage
	2005	2004	Change*	Change	2005	2004	Change*	Change
Net Sales	$1	$2	$(1)	(50)%	$3	$3	$—	—%
Segment Performance	1	1	—	—	2	2	—	—%

*	Primary reason for change. There were no real estate asset sales during the first half of fiscal 2005 and fiscal 2004. Sales for the first half of fiscal 2005 and fiscal 2004 consist of rental property operations.

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

Key Accounting Policies and Estimates

     Our financial statements are prepared in accordance with accounting principles generally accepted in the United States that offer acceptable alternative methods for accounting for certain items affecting our financial results, such as determining inventory cost, depreciating long-lived assets and recognizing revenues.

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

     These areas are discussed in more detail in our Annual Report on Form 10-K for the year ended November 30, 2004. There have been no significant changes in our key accounting policies during the first half of fiscal 2005.

Arrangements with Off-Balance Sheet Risk

     As of May 31, 2005, obligations required to be disclosed in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others consisted of:

—	$57 million in outstanding commercial letters of credit expiring in fiscal 2005 and fiscal 2006 securing obligations for environmental remediation, insurance coverage and litigation.

—	Up to $120 million aggregate in guarantees by GenCorp Inc. of Aerojet’s obligations to government agencies for environmental remediation activities, subject to partial offsets for other financial assurances provided in conjunction with these obligations.

—	Guarantees, jointly and severally, by our material domestic subsidiaries of our obligations under our senior credit facilities and our 9 1/2% Notes.

New Accounting Pronouncements

     In December 2004, the FASB issued Statement 123(R), Share-Based Payment, which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. In April 2005, the SEC issued a release which amends the compliance dates for Statement 123(R). We will now be required to adopt the new accounting provisions beginning in the first quarter of fiscal 2006. We could adopt the new standard in one of two ways — the modified prospective transition method or using the modified retrospective transition method. We do not anticipate that the adoption of the Statement 123(R) will have a significant effect on our earnings or financial position.

Liquidity and Capital Resources

     Cash and cash equivalents decreased by $61 million during the first six months of fiscal 2005. The change in cash and cash equivalents is as follows:

	Six Months Ended
	May 31,	May 31,
	2005	2004
	(in millions)
Net Cash Used in Operating Activities:
Continuing operations	$(64)	$(14)
Discontinued operations	(2)	(21)

Total	(66)	(35)
Net Cash Provided by (Used in) Investing Activities:
Continuing operations	195	(6)
Discontinued operations	(16)	(24)

Total	179	(30)
Net Cash (Used in) Provided by Financing Activities:	(174)	50
Effect of exchange rate fluctuations on cash and cash equivalents	—	2

Net Decrease in Cash and Cash Equivalents	$(61)	$(13)

Net Cash Used In Operating Activities

Continuing Operations:

     Net cash used in continuing operations for the first half of fiscal 2005 was $64 million compared with $34 million in the first half of fiscal 2004 prior to the one-time repayment of a $20 million note receivable in our real estate segment. Fiscal 2005 reflects the timing of receivables and payables and certain program requirements in our Aerospace and Defense segment. Fiscal 2004 also reflects working capital requirements for certain Aerospace and Defense programs.

Net Cash Provided By (Used In) Investing Activities

Continuing Operations:

     Cash provided by investing activities for continuing operations was $195 million for the first half of fiscal 2005 and cash used in investing activities for continuing operations was $6 million for the first half of fiscal 2004. Investing activities for continuing operations in the first half of fiscal 2005 reflects $201 million of restricted cash which was used to repay debt as discussed below in financing activities. Restricted cash represented proceeds from the GDX Automotive sale completed in August 2004 and the equity offering completed in November 2004.

     Investing activities for continuing operations included capital expenditures of $6 million for the first half of fiscal 2005 and fiscal 2004. Capital expenditures directly support our contract and customer requirements and are primarily made for asset replacement, capacity expansion, development of new projects, cost reduction initiatives, and safety and productivity improvements.

Net Cash (Used In) Provided By Financing Activities

     Net cash used in financing activities for the first half of fiscal 2005 was $174 million and net cash provided by financing activities for the first half of 2004 was $50 million. Cash flow related to financing activities in both periods relate primarily to activities involving our borrowings, net of repayments.

     The first half of 2005 reflects the completion of our capital restructuring initiated in November 2004 with net cash proceeds of $64 million from the issuance of our additional 2 1/4% Debentures, net cash proceeds of $21 million from the issuance of a Term Loan, cash used to repay $263 million of outstanding debt, including $10 million of premium and transaction costs, and $4 million in other equity transactions. The following transactions were completed in the first half of fiscal 2005:

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

     The New Credit Facility provides for an $80 million revolving credit facility (Revolver) maturing in December 2009, and a $100 million credit-linked facility maturing in December 2010. The credit-linked facility consists of a $25 million term loan subfacility, and a $75 million letter of credit subfacility. The interest rate on the Revolver is LIBOR plus 275 basis points, subject to adjustment based on our senior leverage ratio, with a minimum of 225 basis points and a maximum of 300 basis points. The interest rate on the term loan is LIBOR plus 300 basis points. The fees on the letter of credit subfacility are 300 basis points plus any shortfall from LIBOR earned on the credit-linked deposits. The Revolver commitment fee is .5% per annum on the unused balance of the Revolver. As of May 31, 2005, we have a $25 million term loan and $57 million of letters of credit outstanding under our New Credit Facility.

     The New Credit Facility is secured by substantially all of our assets, including the stock and assets of our material domestic subsidiaries who are guarantors of this facility. We are subject to certain limitations including the ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; and make restricted payments. We also are subject to financial covenants effective for the period ended May 31, 2005, which include an interest coverage ratio, fixed charge coverage ratio, a leverage ratio, and a senior leverage ratio. The fiscal 2005 financial covenants are as follows:

	Actual Covenants	Required Covenants	Required Covenants
Financial Covenant	Through May 31, 2005	Through May 31, 2005	June 1 through November 30, 2005
Interest coverage ratio	2.66 to 1.00	Not less than: 2.00 to 1.00	Not less than: 2.00 to 1.00
Fixed charge coverage ratio	1.22 to 1.00	Not less than: 1.05 to 1.00	Not less than: 1.10 to 1.00
Leverage ratio	6.71 to 1.00	Not greater than: 8.25 to 1.00	Not greater than: 7.50 to 1.00
Senior leverage ratio	1.25 to 1.00	Not greater than: 3.00 to 1.00	Not greater than: 2.50 to 1.00

     We were in compliance with our financial covenants as of May 31, 2005. Various factors may affect our ability to comply with these financial covenants in the future, including the successful implementation of recent changes in our operating strategies, such as our ability to sell our Fine Chemicals business on a timely basis and our ability to monetize our real estate assets, as well as the other risk factors described under “Forward-Looking Statements.” Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt.

     In February 2005, the SEC declared effective our registration statement on Form S-3, which relates to resale by the holders of up to $146 million of our 2 1/4% Debentures due 2024 and the common stock issuable upon conversion of the 2 1/4% Debentures.

     In January 2004, we issued $125 million aggregate principal amount of the 4% Notes, generating net proceeds of approximately $120 million, with interest payments due in January and July, beginning July 2004. The net proceeds were used first to repay outstanding borrowings under the Restated Credit Facility, and to prepay the next 12 months of scheduled principal amortization under Term Loan A. The remaining net proceeds were available to be used for general corporate purposes. Financing cash flows in 2004 also reflect activity related to foreign debt for the GDX Automotive business which was sold in August 2004.

Outlook

     As disclosed in Notes 9(a) and 9(b) in Notes to Consolidated Financial Statements, we have exposure to certain legal matters. We believe that it is currently not possible to estimate the impact, if any, that the ultimate resolution of these matters will have on our financial position or cash flows.

     We currently believe that our existing cash and cash equivalents, existing credit facilities, forecasted operating cash flows, anticipated proceeds from the anticipated sale of our Fine Chemicals business, and our ability to access capital markets for debt or equity financing will provide sufficient funds to meet our operating plan for the next twelve months. The operating plan for this period provides for full operation of our businesses, including the Fine Chemicals business until it is sold, and interest and principal payments on our debt. We may also access capital markets to raise debt or equity financing to fund strategic acquisitions. The timing, terms, size and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing.

     If we experience adverse economic developments and are not able to raise debt or equity financing in the capital markets or to obtain bank borrowings, or we are unable to sell our Fine Chemicals business on a timely basis, we believe that we can generate additional funds to meet our liquidity requirements for the next twelve months through asset sales.

     Major factors that could adversely impact our forecasted operating cash and our financial condition are described below in the “Forward-Looking Statements” Section.

Forward-Looking Statements

     Certain information contained in this report should be considered “forward-looking statements” as defined by Section 21E of the Securities Exchange Act of 1934. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words “believe,” “estimate,” “anticipate,” “project” and “expect,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation and anticipated costs of capital. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Some important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in the section “Risk Factors” section in Item 1 in our Annual Report of GenCorp to the U.S. Securities and Exchange Commission on Form 10-K for the year ended November 30, 2004. These factors include, but are not limited to, the following:

•	the cancellation or material modification of one or more significant contracts or future reductions or changes in U.S. government spending;

•	product failures, schedule delays or other problems with existing or new products and systems or cost-overruns on our fixed-price contracts;

•	significant competition and our inability to adapt to rapid technological changes;

•	failure to comply with regulations applicable to contracts with the U.S. government;

•	environmental claims related to our current and former businesses and operations, including any costs we may incur if we do not prevail after exhausting all avenues of appeal of the judgment order in the amount of approximately $29 million entered November 21, 2002 against us in GenCorp Inc. v. Olin Corporation (U.S. District Court for the Northern District of Ohio, Eastern Division) and the offsets to which we believe we are entitled are not realized;

•	the possibility that the environmental and other government regulations that impact us will become more stringent or subject us to material liability in excess of our established reserves;

•	the release or explosion of dangerous materials used in our businesses;

•	disruptions in the supply of key raw materials and difficulties in the supplier qualification process, as well as increases in the prices of raw materials;

•	changes in economic and other conditions in the Sacramento County, California real estate market or changes in interest rates affecting real estate values in that market;

•	our limited experience in real estate development and the ability to execute our real estate business plan, including our ability to obtain all necessary zoning, land use and environmental approvals;

•	the cost of servicing our debt and compliance with financial and other covenants;

•	costs and time commitment related to acquisition activities;

•	successful implementation of our new operating strategies, such as our ability to sell our Fine Chemicals business on a timely basis and our ability to monetize our real estate assets;

•	delay in identifying a buyer and negotiating the sale of the Fine Chemicals operations on terms acceptable to us;

•	a strike or other work stoppage or our inability to renew collective bargaining agreements on favorable terms;

•	the loss of key employees and shortage of available skilled employees to achieve anticipated growth;

•	fluctuations in sales levels causing our quarterly operating results to fluctuate;

•	risks related to the Fine Chemicals business prior to its sale, including competition in the pharmaceutical fine chemicals market, the capital intensive nature of operations of the business, the lack of availability of raw materials and the highly energetic and potent nature of chemical compounds used in production; and

•	those risks detailed from time to time in our reports filed with the SEC.

     This list of factors that may affect future performance and the accuracy of forward-looking statements are illustrative, but by no means exhaustive. These and other factors are described in more detail in our Annual Report on Form 10-K for the year ended November 30, 2004 and our subsequent filings with the SEC. Additional risk factors may be described from time to time in our future filings with the SEC. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results and may be beyond our control.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes to our disclosures related to certain market risks as reported under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended November 30, 2004, except as noted below.

Interest Rate Risk

     We are exposed to market risk principally due to changes in domestic interest rates. Debt with interest rate risk includes borrowings under our credit facilities. Other than pension assets, we do not have any significant exposure to interest rate risk related to our investments.

     We have used a combination of fixed and variable rate debt to reduce our exposure to interest rate risk. As of May 31, 2005, our debt totaled $415 million: $390 million, or 94% was at an average fixed rate of 4.81%; and $25 million or 6% was at a variable rate of 6.32%.

     The estimated fair value of our total debt was $475 million as of May 31, 2005 compared to a carrying value of $415 million. The fair value of the convertible subordinated notes and the senior subordinated notes was determined based on quoted market prices as of May 31, 2005. The fair value of the remaining debt was determined to approximate carrying value as the interest rates are generally variable based on market interest rates and reflect current market rates available to us.

Long Term Debt

     The outstanding debt as of May 31, 2005, with maturities as follows:

		Scheduled Payment Dates for the
		years ended November 30,
	Total	2005	2006	2007	2008	2009	Thereafter
	(in millions)
Total debt	$415	$2	$1	$21	$1	$1	$389

Item 4. Controls and Procedures

     Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of May 31, 2005, the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of May 31, 2005 that our disclosure controls and procedures were effective at the reasonable assurance level such that the information relating to us and our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (SEC) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     There have not been any changes in our internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     Except as disclosed in Note 9(a) and Note 9(b) in Part I, which are incorporated herein by reference, there have been no significant developments in the pending legal proceedings as previously reported in our Annual Report on Form 10-K for the year ended November 30, 2004. Reference is made to Part 1 Item 3, Legal Proceedings in our Annual Report on Form 10-K for the year ended November 30, 2004.

     Vinyl Chloride Cases. The following table sets forth information related to our historical product liability costs associated with our vinyl chloride litigation cases.

	Six Months	Year	Year
	Ended	Ended,	Ended
	May 31,	Nov. 30,	Nov. 30,
	2005	2004	2003
	(dollars in thousands)
Claims filed	—	14	11
Claims dismissed	5	8	4
Claims settled	—	1	2
Claims pending	19	24	19
Aggregate settlement costs	$—	$425	$55
Average settlement costs	$—	$425	$27

     Legal and administrative fees for the vinyl chloride cases for the first six months of fiscal 2005 were $0.2 million. Legal and administrative fees for the vinyl chloride cases for fiscal 2004 and fiscal 2003 were $0.4 million for each period.

     Asbestos Cases. The following table sets forth information related to our historical product liability costs associated with our asbestos litigation cases.

	Six Months		Year		Year
	Ended		Ended,		Ended
	May 31,		Nov. 30,		Nov. 30,
	2005		2004		2003
	(dollars in thousands)
Claims filed	47	*	63		40
Claims dismissed	30		27		21
Claims settled	—		8	**	6
Claims pending	87		70		42
Aggregate settlement costs	$—		$3,073	**	$226
Average settlement costs	$—		$384	**	$38

*	Includes 30 additional cases filed against PCC Flow Technologies, Inc. and its affiliates (PCC) for which the Company is required to defend and indemnify PCC, effective May 31, 2005.

**	The number of claims settled and the aggregate settlement costs and average settlement costs for fiscal 2004 include the Goede et al. v. Chesterton Inc. et al. matter in which there was a judgment of approximately $5 million against Aerojet, which was reduced to approximately $2 million after setoff based on plaintiffs’ settlements with other defendants. The total amount paid, including interest accruing from the date of judgment, was $2 million.

     Legal and administrative fees for the asbestos cases for the first six months of fiscal 2005 were $0.2 million. Legal and administrative fees for the asbestos cases for fiscal 2004 and fiscal 2003 were $1.0 million and $1.4 million, respectively.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     None.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     At our Annual Meeting of Shareholders on March 30, 2005, holders of GenCorp Common Stock elected James J. Didion, James M. Osterhoff and Dr. Sheila E. Widnall as directors to serve three-year terms expiring in 2008. Shareholders also ratified the Audit Committee’s appointment of Ernst & Young LLP as our independent auditors for 2005.

     Following is the final result of the votes cast:

     A) Election of Directors:

Nominee	For	Withheld	Abstain
James J. Didion	43,228,118	8,917,365	—

James M. Osterhoff	43,120,658	9,024,825	—

Dr. Shelia E. Widnall	43,063,747	9,081,736	—

     B) Ratification of the Audit Committee’s appointment of Ernst & Young LLP as independent auditors:

For	Against:	Abstain:
44,740,910	347,942	7,056,629

Item 5. Other Information

     None.

Item 6. Exhibits

A) Exhibits

No.	Description
10.1	Employment Letter Agreement dated April 12, 2005 by and between GenCorp Inc. and Philip W. Cyburt was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2005 (File No. 1-1520), and is incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a – 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a – 14 (a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a –14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GenCorp Inc.
Date: July 8, 2005	By:	/s/ Yasmin R. Seyal
Yasmin R. Seyal
Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: July 8, 2005	By:	/s/ Terry L. Hall
Terry L. Hall
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1	Employment Letter Agreement dated April 12, 2005 by and between GenCorp Inc. and Philip W. Cyburt was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2005 (File No. 1-1520), and is incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a – 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a – 14 (a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a – 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.