Form 10-Q
period 2005-08-31
GENCORP INC
filed 2005-10-07
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: August 31, 2005
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
(Mailing Address)
Registrant’s telephone number, including area code (916) 355-4000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐Yes ☑ No
     As of September 30, 2005, there were 54,855,474 outstanding shares of our Common Stock, $0.10 par value.

GenCorp Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended August 31, 2005

Item
Number	Page
PART I — FINANCIAL INFORMATION
1 Financial Statements	3
2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
3 Quantitative and Qualitative Disclosures About Market Risk	39
4 Controls and Procedures	40
PART II — OTHER INFORMATION
1 Legal Proceedings	41
2 Unregistered Sales of Equity Securities and Use of Proceeds	41
3 Defaults Upon Senior Securities	42
4 Submission of Matters to Vote of Security Holders	42
5 Other Information	42
6 Exhibits	42
SIGNATURES
Signatures	43
EXHIBIT INDEX
Exhibit Index	44
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
GenCorp Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended August 31,		Nine months ended August 31,
	2005	2004	2005	2004
	(in millions, except per share amounts)
Net Sales	$134	$116	$421	$350
Costs and Expenses
Cost of products sold	120	114	381	319
Selling, general and administrative	6	11	22	34
Depreciation and amortization	7	8	21	25
Interest expense	6	9	19	25
Unusual items	—	—	20	—
Other income, net	—	(14)	—	(14)

Loss from continuing operations before income taxes	(5)	(12)	(42)	(39)
Income tax benefit (provision)	—	(3)	13	(33)

Loss from continuing operations	(5)	(15)	(29)	(72)
Loss from discontinued operations, net of tax	(24)	(32)	(25)	(306)

Net loss	$(29)	$(47)	$(54)	$(378)

Loss Per Share of Common Stock
Basic and Diluted:
Loss per share from continuing operations	$(0.08)	$(0.33)	$(0.53)	$(1.63)
Loss per share from discontinued operations	(0.45)	(0.72)	(0.47)	(6.91)

Loss per share	$(0.53)	$(1.05)	$(1.00)	$(8.54)

Weighted average shares of common stock outstanding	54.7	44.5	54.5	44.2

Dividends Declared Per Share of Common Stock	$—	$—	$—	$0.06

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Balance Sheets

	August 31,	November 30,
	2005	2004
	(Unaudited)
	(in millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$3	$68
Restricted cash	—	23
Accounts receivable, net	96	88
Inventories, net	194	159
Recoverable from the U.S. government and other third parties for environmental remediation costs	47	36
Prepaid expenses and other	11	6
Assets of discontinued operations	110	94

Total Current Assets	461	474
Noncurrent Assets
Restricted cash	—	178
Property, plant and equipment, net	137	145
Recoverable from the U.S. government and other third parties for environmental remediation costs	171	197
Prepaid pension asset	245	278
Goodwill	103	103
Intangible assets, net	27	28
Other noncurrent assets, net	98	92

Total Noncurrent Assets	781	1,021

Total Assets	$1,242	$1,495

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings and current portion of long-term debt	$2	$23
Accounts payable	35	55
Reserves for environmental remediation	64	51
Income taxes payable	23	35
Postretirement benefits other than pensions	14	15
Other current liabilities	134	141
Liabilities of discontinued operations	26	18

Total Current Liabilities	298	338
Noncurrent Liabilities
Convertible subordinated notes	291	285
Senior subordinated notes	98	150
Other long-term debt, net of current portion	33	119
Reserves for environmental remediation	220	253
Postretirement benefits other than pensions	139	149
Other noncurrent liabilities	61	60

Total Noncurrent Liabilities	842	1,016

Total Liabilities	1,140	1,354

Commitments and Contingent Liabilities
Shareholders’ Equity
Preference stock, par value of $1.00; 15 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150 million shares authorized; 55.4 million shares issued, 54.8 million outstanding as of August 31, 2005; 54.6 million shares issued, 54.0 million shares outstanding as of November 30, 2004	5	5
Other capital	180	167
Accumulated deficit	(82)	(28)
Accumulated other comprehensive loss, net of income taxes	(1)	(3)

Total Shareholders’ Equity	102	141

Total Liabilities and Shareholders’ Equity	$1,242	$1,495

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	August 31,	August 31,
	2005	2004
	(in millions)
Operating Activities
Loss from continuing operations	$(29)	$(72)
Adjustments to reconcile loss to net cash used in continuing operations:
Depreciation and amortization	21	25
Deferred income taxes	—	28
Stock compensation and savings plan expense	9	6
Loss on repayment of debt	18	—
Changes in assets and liabilities:
Current assets	(60)	(17)
Noncurrent assets	55	15
Current liabilities	(26)	(33)
Noncurrent liabilities	(47)	4

Net cash used in continuing operations	(59)	(44)
Net cash used in discontinued operations	(6)	(32)

Net Cash Used in Operating Activities	(65)	(76)
Investing Activities
Capital expenditures	(9)	(11)
Proceeds from business disposition	—	140
Restricted cash	201	(70)
Investing activities of discontinued operations	(28)	(37)

Net Cash Provided by Investing Activities	164	22
Financing Activities
Proceeds from issuance of convertible notes	66	125
Repayment of convertible and senior subordinated notes	(122)	—
Borrowings (repayments) on revolving credit facility	10	(30)
Repayments of short-term debt	—	(28)
Proceeds from the issuance of other long-term debt	25	2
Repayments of other long-term debt	(141)	(39)
Debt issuance costs	(6)	(5)
Dividends paid	—	(2)
Other equity transactions	4	2

Net Cash (Used In) Provided by Financing Activities	(164)	25

Effect of exchange rate fluctuations on cash and cash equivalents	—	(4)

Net Decrease in Cash and Cash Equivalents	(65)	(33)
Cash and Cash Equivalents at Beginning of Period	68	64

Cash and Cash Equivalents at End of Period	$3	$31

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
     On August 31, 2004, the Company completed the sale of its GDX Automotive (GDX) business. In July 2005, the Company announced its plan to sell the Fine Chemicals business to American Pacific Corporation for $119 million, consisting of $100 million of cash, seller note of $19 million, and the assumption by the buyer of certain liabilities. American Pacific Corporation and the Company recently agreed to amend the purchase agreement to modify the sale price and payment terms related to the Fine Chemicals sale. The revised purchase price consists of $89 million of cash payable at closing, seller note of $25 million delivered at closing, a contingent payment of up to $5 million if Fine Chemicals achieves specified earning targets in the twelve month period ending September 30, 2006, and the assumption by the buyer of certain liabilities. The Company has recorded a loss of $28 million in the third quarter based on the difference between current estimated cash proceeds to be received on disposition less the carrying value of net assets being sold and related transaction selling costs. Income will be recorded in the future on the seller note of $25 million and any contingent payment when realized. The Company continues to expect the transaction to close in October 2005. The GDX and Fine Chemicals businesses are classified as discontinued operations in these Unaudited Condensed Consolidated Financial Statements and Notes to Unaudited Condensed Consolidated Financial Statements (see Note 13).

2. Loss Per Share of Common Stock
     A reconciliation of the numerator and denominator used to calculate basic and diluted loss per share of common stock (EPS) is presented in the following table:

	Three months ended August 31,		Nine months ended August 31,
	2005	2004	2005	2004
	(in millions, except per share amounts; shares in thousands)
Numerator for Basic and Diluted EPS:
Loss from continuing operations	$(5)	$(15)	$(29)	$(72)
Loss from discontinued operations, net of tax	(24)	(32)	(25)	(306)

Net loss available to common shareholders	$(29)	$(47)	$(54)	$(378)

Denominator for Basic and Diluted EPS:
Weighted average shares of common stock outstanding	54,738	44,516	54,474	44,208

Basic and Diluted:
Loss per basic share from continuing operations	$(0.08)	$(0.33)	$(0.53)	$(1.63)
Loss per basic share from discontinued operations	(0.45)	(0.72)	(0.47)	(6.91)

Net loss per share	$(0.53)	$(1.05)	$(1.00)	$(8.54)

     The following were not included in the computation of diluted loss per share for the three and nine months ended August 31, 2005 because the effect would be antidilutive for the periods:

Description	Conversion Rate
5 ¾% Convertible Subordinated Notes	54.29 shares per $1,000 outstanding
4% Contingent Convertible Subordinated Notes (4% Notes)	64.81 Shares per $1,000 outstanding
2 ¼% Convertible Subordinated Debentures	50.00 Shares per $1,000 outstanding
     The following were not included in the computation of diluted loss per share for the three and nine months ended August 31, 2004 because the effect would be antidilutive for the periods:

Description	Conversion Rate
5 ¾% Convertible Subordinated Notes	54.29 shares per $1,000 outstanding
4% Contingent Convertible Subordinated Notes	64.81 Shares per $1,000 outstanding
     The holders of the 4% Notes had the right to convert their notes into GenCorp’s common stock during the calendar quarter ending September 30, 2005 (for the period July 1, 2005 through September 30, 2005) because the stock price contingent conversion condition was met in the calendar quarter ended June 30, 2005. As discussed above, the shares relating to the 4% Notes were not included in the computation of diluted loss per share because the effect would be antidilutive for the three and nine months ended August 31, 2005 and 2004. The holders of the 4% Notes will also be able to convert their notes into GenCorp’s common stock for the period October 1, 2005 through December 31, 2005 because the stock price contingent was met in the calendar quarter ended September 30, 2005.
     Potentially dilutive securities that are not included in the diluted EPS calculation for the nine months ended August 31, 2005 and the three and nine months ended August 31, 2004, because they would be antidilutive, include 2.0 million and 3.0 million employee stock options as of August 31, 2005 and August 31, 2004, respectively.
3. Stock Based Compensation
     The Financial Accounting Standards Board (FASB) issued Statement No. 123(R), Share-Based Payment, in December 2004. Statement No. 123(R) which will require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. In April 2005, the Securities and Exchange Commission issued a release which amends the compliance dates for Statement 123(R). The Company will now be required to adopt the new accounting provisions beginning in the first quarter of fiscal 2006. Until the Company adopts SFAS No. 123(R) in the first quarter of fiscal 2006, the Company will continue to account for its stock compensation in accordance with Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees.
     As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the Company applies the existing accounting rules under APB No. 25 which provides that no compensation expense is charged for options granted at an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense for the stock option plans been determined based upon the fair value at the grant date for awards under these plans using market-based option valuation models, the net loss and the effect on net loss per share would have been as follows:

	Three months ended August 31,		Nine months ended August 31,
	2005	2004	2005	2004
	(in millions, except per share amounts)
Net loss, as reported	$(29)	$(47)	$(54)	$(378)
Add: Stock based compensation expense reported, net of related tax effects	1	—	3	—
Deduct: Stock based compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	—	(3)	—

Net loss, pro forma	$(29)	$(47)	$(54)	$(378)

As reported loss per share of common stock
Basic and diluted	$(0.53)	$(1.05)	$(1.00)	$(8.54)

Pro forma loss per share of common stock
Basic and diluted	$(0.53)	$(1.05)	$(1.00)	$(8.54)

     The fair value of options granted was estimated at the measurement date of grant using a Black-Scholes stock option pricing model with the following weighted average assumptions:

Nine months ended
August 31, 2004
Expected life (in years)	5.00
Volatility	42.00%
Risk-free interest rate	3.07%
Dividend yield	0.00%
     During the first nine months of fiscal 2005, the Company did not issue any stock options to employees. Discontinued operations loss per share would not have changed as a result of stock-based compensation expense.
4. Inventories, Net

	August 31,	November 30,
	2005	2004
	(in millions)
Long-term contracts at average cost	$284	$235
Raw materials and supplies	4	2
Progress payments	(94)	(78)

Inventories, net	$194	$159

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
     The current contract with Lockheed provides for production of 44 motors over a number of years and for the order of an additional 52 motors at Lockheed Martin’s option. At August 31, 2005, the Atlas V inventory balance was $165 million. Full recovery of this investment is subject to uncertainties, including: (i) the Company’s ability to produce motors at its estimated average unit price, (ii) final pricing of the enhanced motor configuration, and (iii) a satisfactory renegotiation of contract terms with Lockheed Martin. The Company believes its Atlas V contract will be restructured during the fourth quarter of fiscal 2005 when launch services contracts between launch vehicle manufacturers and the U.S. government are modified to reflect cost pressures resulting from continued low commercial launch activity. Details of the form and terms of the anticipated changes are unknown at this time. Management believes that continued improvements in operational efficiency and renegotiation of contract terms will permit recovery of inventoried development and production costs. However, if management’s efforts are unsuccessful, the Company may be required to recognize additional material losses.
5. Property, Plant and Equipment, Net

	August 31,	November 30,
	2005	2004
	(in millions)
Land	$29	$29
Buildings and improvements	134	128
Machinery and equipment	343	333
Construction-in-progress	7	15

	513	505
Less: accumulated depreciation	(376)	(360)

Property, plant and equipment, net	$137	$145

6. Other Noncurrent Assets

	August 31,	November 30,
	2005	2004
	(in millions)
Real estate held for development and leasing	$30	$27
Other receivables	23	23
Deferred financing costs	17	21
Other	28	21

Other noncurrent assets, net	$98	$92

     As of August 31, 2005 and November 30, 2004, the Company had a receivable of $23 million from Northrop Grumman Corporation related to environmental remediation (See Note 9(c)). The Company amortizes deferred financing costs over the term of the related debt.
7. Other Current Liabilities

	August 31,	November 30,
	2005	2004
	(in millions)
Accrued compensation and employee benefits	$37	$37
Advanced payments on contracts	27	22
Contract loss provisions	12	15
Accrued goods and services	4	11
Interest payable	3	8
Other	51	48

Other current liabilities	$134	$141

8. Long-term Debt

	August 31,	November 30,
	2005	2004
	(in millions)
Convertible subordinated notes, bearing interest at 5.75% per annum, interest payments due in April and October, maturing in 2007 (5 ¾% Notes)	$20	$80
Contingent convertible subordinated notes, bearing interest at 4.00% per annum, interest payments due in January and July, maturing in 2024 (4% Notes)	125	125
Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in 2024 (2 ¼% Debentures)	146	80

Total convertible subordinated notes	291	285

Senior subordinated notes, bearing interest at 9.50% per annum, interest payments due in February and August, maturing in 2013 (9 ½% Notes)	98	150

Total senior subordinated notes	98	150

Term loan A, bearing interest at various rates (5.1% as of November 30, 2004)	—	28
Term loan B, bearing interest at various rates (6.02% as of November 30, 2004)	—	113
Term loan, bearing interest at various rates (rate of 6.86% as of August 31, 2005), payable in quarterly installments of approximately $250,000 plus interest, maturing in 2010	24	—
Revolver Credit Facility, bearing interest on borrowed amounts at various rates (6.17% as of August 31, 2005) maturing in 2009	10	—
Other	1	1

Total other debt, including current portion	35	142

Total debt	424	577
Less: Amounts due within one year	(2)	(23)

Total long-term debt	$422	$554

     The estimated fair value of the Company’s total debt was $490 million as of August 31, 2005 compared to a carrying value of $424 million. The fair value of the convertible subordinated notes and senior subordinated notes was determined based on quoted market prices as of August 31, 2005. The fair value of the remaining debt approximates the carrying value. Interest rates on such remaining debt are generally variable, based on market interest rates, and reflect market rates currently available to the Company.
a. Convertible Subordinated Notes
     In December 2004, an initial purchaser exercised its option to purchase additional 2 ¼% Debentures totaling $66 million aggregate principal amount. Cash proceeds, net of underwriting discounts and transaction costs, were $64 million and were used to repurchase $60 million of the 5 ¾% Notes, plus premium, accrued interest, and transaction costs. The repurchase of the 5 ¾% Notes resulted in an unusual charge of $5 million during the first quarter of fiscal 2005, including the write-off of deferred financing costs associated with the repurchased 5 ¾% Notes.
     The holders of the 4% Notes had the right to convert their notes into GenCorp’s common stock during the calendar quarter ending September 30, 2005 (for the period July 1, 2005 through September 30, 2005) because the stock price contingent conversion condition was met in the calendar quarter ended June 30, 2005. The holders of the 4% Notes will also be able to convert their notes into GenCorp’s common stock for the period October 1, 2005 through December 31, 2005 because the stock price contingent was met in the calendar quarter ended September 30, 2005. Whether the notes will be convertible after September 30, 2005 will depend on the occurrence of events specified in the indenture governing the 4% Notes, including the market price of our common stock.
b. Senior Subordinated Notes
     In February 2005, the Company redeemed $52 million principal amount of its 9 ½% Notes, representing 35% of the $150 million aggregate principal outstanding. In accordance with the indenture governing the notes, the redemption price was 109.5% of the principal amount of the 9 ½% Notes redeemed, plus accrued and unpaid interest. The Company paid the redemption price using a portion of the restricted cash from the proceeds of the equity offering completed in November 2004, and recorded an unusual charge of $7 million in the first quarter of fiscal 2005, including the write-off of deferred financing costs associated with the redeemed 9 ½% Notes.

c. Other Debt
     In December 2004, the Company entered into a new $180 million credit facility (New Credit Facility) with a syndicate of lenders. The New Credit Facility provides for an $80 million revolving credit facility (Revolver) maturing in December 2009, and a $100 million credit-linked facility maturing in December 2010. The credit-linked facility consists of a $25 million term loan subfacility, and a $75 million letter of credit subfacility. The interest rate on the revolving credit facility is LIBOR plus 275 basis points, subject to adjustment based on the Company’s senior leverage ratio, with a minimum of 225 basis points and a maximum of 300 basis points. The interest rate on the term loan is LIBOR plus 300 basis points. The fees on the letter of credit subfacility are 300 basis points plus any shortfall from LIBOR earned on the credit-linked deposits. The Revolver commitment fee is .5% per annum on the unused balance of the Revolver. As of August 31, 2005, the borrowing limit under the Revolver was $80 million of which the Company had outstanding borrowings of $10 million. The Company also had $24 million outstanding on the term loan and $57 million outstanding letters of credit under the New Credit Facility. Cash proceeds from the term loan, net of underwriting fees and expenses associated with the New Credit Facility, were $21 million and were used for general corporate purposes.
     The New Credit Facility is secured by substantially all of the Company’s assets, including the stock and assets of its material domestic subsidiaries who are guarantors of this facility. The Company is subject to certain limitations including the ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; and make restricted payments. The Company is also subject to financial covenants effective for the period ended August 31, 2005, which include an interest coverage ratio, fixed charge coverage ratio, a leverage ratio, and a senior leverage ratio. The fiscal 2005 financial covenants are as follows:

	Actual Ratios	Required Covenants	Required Covenants
Financial Covenant	August 31, 2005	Through November 30, 2005	Dec. 1, 2005 Through Nov. 30, 2006
Interest coverage ratio	2.91 to 1.00	Not less than: 2.00 to 1.00	Not less than: 2.00 to 1.00
Fixed charge coverage ratio	1.15 to 1.00	Not less than: 1.10 to 1.00	Not less than: 1.15 to 1.00
Leverage ratio	6.38 to 1.00	Not greater than: 7.50 to 1.00	Not greater than: 6.75 to 1.00
Senior leverage ratio	1.39 to 1.00	Not greater than: 2.50 to 1.00	Not greater than: 2.50 to 1.00
     Effective August 31, 2005, the Company entered into an Amendment and Waiver to the Credit Agreement permitting the Company to provide seller financing in connection with the sale of the Fine Chemicals business and waived compliance with the Fixed Charge Coverage Ratio covenant for the period calculated as of August 31, 2005 due to the non-recurring investment for the Fine Chemicals business. The Company was in compliance with its financial covenants as of August 31, 2005.
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
9. Commitments and Contingencies
a. Legal proceedings
     From time to time, GenCorp and its subsidiaries are subject to legal proceedings, including litigation in federal and state courts, which arise out of, and are incidental to, the ordinary course of the Company’s on-going and historical businesses. The Company is also subject to governmental investigations by state and federal agencies. The Company cannot predict the outcome of such proceedings with any degree of certainty, and therefore as of August 31, 2005, an estimate of a probable loss or range of loss cannot be made. The potential liabilities that may result could have a material adverse effect on the Company’s financial position or the results of operations.
Groundwater Cases
     Along with other industrial Potentially Responsible Parties (PRPs) and area water purveyors, Aerojet was sued in three cases by approximately 500 individual plaintiffs residing in the vicinity of Aerojet’s facilities near Sacramento, California (the Sacramento cases). One of the cases was subsequently dismissed by the plaintiff. The trial court determined that the Public Utility Commission regulated water purveyor defendants did not serve water in violation of state and federal standards. Accordingly, such regulated water entities were dismissed from the litigation. Aerojet is the sole defendant remaining in this litigation. The Sacramento Superior Court through the initial pleading stage reduced the number of plaintiffs in the Sacramento cases to approximately 300. On or about May 28, 2004 and July 23, 2004, the Sacramento Superior Court dismissed, without leave to amend, nearly 250 plaintiffs, leaving the number of plaintiffs at 53. Subsequent dismissals and a recent settlement with a group of plaintiffs have reduced the number of plaintiffs to 17. The remaining individual plaintiffs in the Sacramento cases generally seek damages for illness (in some cases death) and economic injury allegedly caused by their ingestion of groundwater contaminated or served by defendants, without specifying actual damages. Trial in the Sacramento cases has been set for December 2005.
     Aerojet was also sued in 14 cases by approximately 1,100 individual plaintiffs residing in the vicinity of Aerojet’s former facility in Azusa, California (the San Gabriel Valley cases). In the San Gabriel Valley cases, the number of plaintiffs had been reduced to approximately 500. The San Gabriel Valley cases, coordinated for trial in Los Angeles, California, had been proceeding under two master complaints. The remaining plaintiffs in the San Gabriel Valley cases generally sought damages for illness (in some cases death) and economic injury allegedly caused by their ingestion of groundwater contaminated or served by defendants, without specifying actual damages. Aerojet has recently agreed to settle the San Gabriel Valley cases and is working with plaintiffs’ counsel on appropriate settlement agreements and releases. The terms of such settlement are confidential.
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
     The Company appealed the Ohio Court’s ruling regarding CERCLA contribution liability to the Sixth Circuit Court of Appeals (the Court of Appeals). GenCorp Inc. v. Olin Corporation, Docket Nos. 03-3019; 03-3211, United States Court of Appeals for the Sixth Circuit. In that appeal, the Company argued that it was not directly or indirectly liable as an arranger for Olin’s waste disposal at the Big D site and that it did not either actively control Olin’s waste disposal choices or operate the plant on a day-to-day basis. The Court of Appeals heard oral arguments on June 11, 2004. On November 22, 2004, the Court of Appeals issued its opinion ruling against the Company with respect to all of its major claims. Subsequently, the Company filed a petition for a rehearing en banc. On March 31, 2005, the Company received the decision of the Court of Appeals denying its petition. The Company has filed with the U.S. Supreme Court a petition for writ of certiorari. The Court of Appeals has agreed to stay its mandate pending the decision by the U.S. Supreme Court on the Company’s petition for writ of certiorari.
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
     Of the total 47 cases that have been filed, 23 have been settled or dismissed on terms favorable to the Company, including the cases where the Company was the employer. An additional eight cases have been dismissed but such cases may be re-filed in different jurisdictions. The 16 pending cases involve employees at VC or PVC facilities owned or operated by others, or allege aerosol exposure. One of the pending cases is a class action seeking a medical monitoring program for former employees at a PVC facility in

New Jersey. The complaints in each of these cases assert that the Company’s involvement in the alleged conspiracy stems from the Company’s membership in trade associations.
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
Asbestos Litigation
     Over the years, the Company has from time to time been named as defendants in lawsuits alleging personal injury or death due to exposure to asbestos in building materials or in manufacturing operations. The majority have been filed in Madison County, Illinois and San Francisco, California. Since 1998, more than 100 of these asbestos lawsuits have been resolved, with the majority being dismissed and many being settled for less than $0.1 million each. Pursuant to an agreement with PCC Flow Technology, Inc. (PCC) pertaining to the operations of a former business, effective May 31, 2005, the Company assumed the defense of 30 asbestos related matters filed against PCC. Including the cases tendered by PCC, there were 107 asbestos cases pending as of August 31, 2005.
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
     In March 2004, the California Office of Environmental Health Hazard Assessment (OEHHA) established a perchlorate Public Health Goal at 6 parts per billion (ppb). The California Department of Health Services immediately established an Action Level for perchlorate at 6 ppb. The previous Action Level was 4 ppb. The National Academy of Sciences (NAS) recently issued its report on the health effects of perchlorate, which report was designed to help policymakers set both federal and state standards for perchlorate in drinking water. The NAS report suggested a reference dose that translates into approximately 25 ppb. However, in April 2005, OEHHA decided to maintain the Public Health Goal at 6 ppb. California is in the process of establishing a drinking water standard for perchlorate.
San Gabriel Valley Basin, California
Baldwin Park Operable Unit
     Aerojet, through its former Azusa, California operations, was previously named by the U. S. Environmental Protection Agency (EPA) as a Potentially Responsible Party (PRP) for contamination in the portion of the San Gabriel Valley Superfund Site known as the Baldwin Park Operable Unit (BPOU).
     Between January 1995 — January 1997, the EPA issued Special Notice Letters to Aerojet and eighteen other companies requesting that they implement a groundwater remedy. Subsequently, perchlorate, NDMA, and 1,4-dioxane were identified as contaminants in the BPOU. On June 30, 2000, the EPA issued a UAO ordering the PRPs to implement a remedy consistent with the Record of Decision (ROD), but encouraging the PRPs to attempt to negotiate an agreement with the local purveyors. Aerojet, along with seven other PRPs (the Cooperating Respondents) signed a Project Agreement in late March 2002 with the Water Quality Authority, Watermaster, Valley County Water District, La Puente Valley Water District, San Gabriel Valley Water Company, Suburban Water Systems and California Domestic Water Company (the Water Entities). The Project Agreement, which has a term of 15 years, became effective on May 9, 2002. Pursuant to the Project Agreement, the Cooperating Respondents fund through an escrow account, the capital, operational, maintenance, and administrative costs of certain treatment and water distribution facilities to be owned and operated by the Water Entities. The Project Agreement also settled the past environmental claims of the Water Entities. There are also provisions in the Project Agreement for maintaining financial assurance (in the form of cash or letters of credit). When fully constructed, six treatment facilities will be treating in excess of 25,000 gallons per minute for the purposes of ROD implementation and providing a potable water supply. Aerojet and the other Cooperating Respondents have entered into an interim allocation agreement that establishes the interim payment obligations of Aerojet and the remaining Cooperating Respondents for the costs of the Project Agreement. Under the interim allocation, Aerojet is responsible for approximately two-thirds of all project costs, pending completion of any allocation proceeding. All project costs are subject to reallocation among the Cooperating Respondents. Aerojet intends to continue to defend itself vigorously to assure that it is appropriately treated with other PRPs and that costs of any remediation are properly allocated among all PRPs. Aerojet has notified its insurers and is pursuing claims under its insurance policies.

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
     In addition to the EPA’s UAO and the Project Agreement executed with the Water Entities, the California Regional Water Quality Control Board, Los Angeles Region (Los Angeles RWQCB) issued orders to Aerojet and other PRPs to conduct groundwater investigations on their respective sites (former Azusa, California site). As a result, the Los Angeles RWQCB ordered Aerojet to conduct limited soil vapor extraction, which Aerojet completed in 2003. Aerojet is awaiting approval from the Los Angeles RWQCB for the closure. The Los Angeles RWQCB also directed Aerojet to characterize perchlorate contamination in soils. Aerojet submitted a Remedial Action Plan (RAP) to the Los Angeles RWQCB and has begun implementing the activities recommended in the RAP. In addition, on January 11, 2005, Aerojet submitted a work plan to the Los Angeles RWQCB for additional soil characterization. Field work has been initiated by Aerojet. After consultation with the Los Angeles RQQCB, additional investigation activities are planned with respect to perchlorate-impacted soils.
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
     The Company is also currently involved in approximately 37 other remediation actions. In many of these matters, the Company is involved with other PRPs. In many instances, the Company’s liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company’s involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company’s experience, interim and final allocations of liability costs are generally made based on relative contributions of waste. In the Company’s previous experience, the Company allocated share has frequently been minimal, and in many instances, has been less than one percent. Also, the Company is seeking recovery of its costs from its insurers.
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
     Quarterly, the Company performs a review of estimated future environmental costs which incorporates, but is not limited to the following: (i) status of work completed since the last estimate; (ii) expected cost savings related to the substitution of new remediation technology and to information not available previously; (iii) obligations for reimbursement of regulatory agency service costs; (iv) updated BPOU cost estimates; (v) costs of complying with the Western Groundwater Administrative Order, including replacement water and remediation upgrades at Aerojet’s Sacramento site; (vi) estimated costs related to IRCTS and Aerojet’s Sacramento site; (vii) new information related to the extent and location of previously unidentified contamination; and (viii) additional construction costs. The Company’s review of estimated future remediation costs resulted in a net increase in the Company’s future environmental costs of $2 million and $6 million for the three and nine months ended August 31, 2005, respectively.
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
     A summary of the Company’s environmental reserve activity is shown below (in millions):

	November 30,	2005	2005	August 31,
	2004	Additions	Expenditures	2005
Aerojet	$287	$6	$(23)	$270
Other Sites	17	—	(3)	14

Environmental Reserve	$304	$6	$(26)	$284

     As of August 31, 2005, the Aerojet reserves include $162 million for the Sacramento site, $91 million for BPOU, and $17 million for other Aerojet sites.
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
     Pursuant to the Global Settlement covering environmental costs associated with Aerojet’s Sacramento site and its former Azusa site, the Company can recover up to 88% of its environmental remediation costs for these sites through the establishment of prices for Aerojet’s products and services sold to the U.S. government. Allowable environmental costs are charged to these contracts as the costs are incurred. Aerojet’s mix of contracts can affect the actual reimbursement made by the U.S. government. Because these costs are recovered through forward-pricing arrangements, the ability of Aerojet to continue recovering these costs from the U.S. government depends on Aerojet’s sustained business volume under U.S. government contracts and programs and the relative size of Aerojet’s commercial business. Due to the Global Settlement, the increase to the reserve of $6 million in the first nine months of fiscal 2005 resulted in a corresponding increase to the receivable and a net impact of $2 million in net loss.
     In conjunction with the sale of EIS, Aerojet entered into an agreement with Northrop whereby Aerojet will be reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement. Amounts reimbursed are subject to annual limitations, with excess amounts carrying over to subsequent periods, the total of which will not exceed $190 million over the term of the agreement, which ends in 2028. As of August 31, 2005, $151 million in potential future reimbursements were available over the remaining life of the agreement.
     As part of the acquisition of the Atlantic Research Corporation (ARC) propulsion business, Aerojet entered into an agreement with ARC pursuant to which Aerojet is responsible for up to $20 million of costs (Pre-Close Environmental Costs) associated with environmental issues that arose prior to Aerojet’s acquisition of the ARC propulsion business. Pursuant to a separate agreement with the U.S. government which was entered into prior to closing of the ARC acquisition, these Pre-Close Environmental Costs will be treated as allowable overhead costs combined with Aerojet’s environmental costs under the Global Settlement, and will be recovered through the establishment of prices for Aerojet’s products and services sold to the U.S. government. These costs were allocated to all Aerojet operations (including the previously excluded Redmond, Washington operations) beginning in 2005.
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
10. Arrangements with Off-Balance Sheet Risk
     As of August 31, 2005, obligations required to be disclosed in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others consisted of:
•	$57 million in outstanding commercial letters of credit expiring in fiscal 2005 and fiscal 2006 securing obligations for environmental remediation, insurance coverage, and litigation.

•	Up to $120 million aggregate in guarantees by GenCorp Inc. of Aerojet’s obligations to government agencies for environmental remediation activities.

•	Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of its obligations under its senior credit facilities and its 9 ½% Notes.
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
     The components of other comprehensive loss and the related income tax effects are presented in the following table:

	Three months ended August 31,		Nine months ended August 31,
	2005	2004	2005	2004
	(in millions)
Net loss	$(29)	$(47)	$(54)	$(378)
Other comprehensive loss, net of income taxes:
Effects of foreign currency translation adjustments	—	(34)	2	(35)
Change in minimum pension liability	—	2	—	2
Change in fair value of interest rate swap	—	—	—	1
Reclassification adjustment	—	33	—	33

Total comprehensive loss	$(29)	$(46)	$(52)	$(377)

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
     In addition to providing pension benefits, the Company provides healthcare and life insurance benefits (postretirement benefits) to certain domestic retired employees, with varied coverage by employee group. Generally, employees hired after January 1, 1997 are not eligible for postretirement healthcare and life insurance benefits. The healthcare plans generally provide for cost sharing between the Company and eligible retirees in the form of retiree contributions, deductibles and coinsurance. Postretirement benefit obligations are unfunded, and costs are accrued based on the date employees become eligible for benefits.

     The components of continuing operations net periodic (income) expense for pension benefits and other postretirement benefits for the three and nine months ended August 31, 2005 and August 31, 2004 were comprised of:

	Defined Benefit		Other Postretirement
	Pension Plans		Benefit Plans
	Three months ended August 31,
	2005	2004	2005	2004
	(in millions)
Service cost	$3	$3	$2	$—
Interest cost on benefit obligation	29	28	—	3
Assumed return on plan assets	(34)	(34)	—	—
Amortization of unrecognized prior service cost	—	—	(1)	(1)
Amortization of unrecognized net (gains) losses	14	13	(1)	—

Net periodic benefit expense	$12	$10	$—	$2

	Defined Benefit		Other Postretirement
	Pension Plans		Benefit Plans
	Nine months ended August 31,
	2005	2004	2005	2004
	(in millions)
Service cost	$10	$9	$—	$—
Interest cost on benefit obligation	86	84	5	8
Assumed return on plan assets	(100)	(101)	—	—
Amortization of unrecognized prior service cost	1	1	(2)	(3)
Amortization of unrecognized net (gains) losses	41	37	(5)	1
Amortization of transition obligations	—	(1)	—	—

Net periodic benefit (income) expense	$38	$29	$(2)	$6

     During the three and nine months ended August 31, 2005, discontinued operations incurred less than $1 million of net periodic expense for pension and other postretirement benefits. During the three and nine months ended August 31, 2004, discontinued operations incurred $12 million and $19 million, respectively, of net periodic expense for pension and other postretirement benefits including $10 million related to the curtailment and settlement expenses from the completion of the sale of the GDX business.
     The Company has two significant defined benefit pension plans which were merged effective August 31, 2005. The merger provides economies in the administrative functions, may reduce volatility of future contributions to the plan, if any, and eliminates a charge to shareholders’ equity as of November 30, 2005 due to a shortfall of assets in one of the plans prior to the merger caused primarily from the decline in interest rates over the past 12 months. Adjustments to shareholders’ equity in the future could be required based on future market returns on plan assets and changes in interest rates.
     During the second quarter of fiscal 2005, the Company recorded an estimated legal settlement charge of less than one million dollars related to the Wotus, et al. v. GenCorp Inc. et al. case. The remaining estimated retiree medical costs of the settlement of $12 million to $18 million will be accounted for as a plan amendment pursuant to SFAS 106, Employer’s Accounting for Postretirement Benefits Other Than Pensions, and amortized over a period of years.
     During the third quarter of fiscal 2005, the Company announced an amendment to its retiree medical plan for salaried retirees and certain hourly retirees. Under the plan amendment, effective January 1, 2006, the Company is reducing its obligations for those retirees eligible for coverage under a Company-sponsored national plan which will integrate with Medicare Part D. The estimated decrease in the benefit obligation of approximately $10 million to $20 million will be accounted for as a plan amendment pursuant to SFAS 106, and amortized over a period of years.
13. Discontinued Operations
     During the second quarter of fiscal 2004, the Company announced plans to sell the GDX business. This decision was a result of declining volumes and continued challenges in this market environment including increased material costs, high development and start-up costs, anticipated working capital requirements as well as adverse customer pricing pressures. In accordance with the Company’s plan to sell the GDX business, the GDX operating segment was classified as a discontinued operation during the second quarter of fiscal 2004. During the third quarter of fiscal 2004, the Company signed a definitive agreement to sell GDX, including substantially all of the assets of GenCorp Inc. that were used in the GDX business and substantially all of GenCorp Inc.’s worldwide subsidiaries that were engaged in the GDX business, to Cerberus Capital Management, L.P. for $147 million, subject to adjustment, of which $140 million was received as of August 31, 2005. The Company closed the transaction on August 31, 2004. For operating segment reporting, GDX was previously reported as a separate operating segment.
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
     In November 2003, the Company announced the closing of a GDX manufacturing facility in Chartres, France. The decision resulted primarily from declining sales volumes with French automobile manufacturers. In June 2004, the Company completed the legal process for closing the facility and establishing a social plan. In fiscal 2004, an expense of approximately $14 million related to employee social costs was recorded in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. An expense of $1 million was recorded during the first nine months of fiscal 2005 primarily related to employee social costs that became estimable in the first nine months of fiscal 2005 and is included as a component of discontinued operations. The Company has not yet recorded expenses associated with certain social benefits due to the uncertainty of the benefit amount. These additional social costs are expected to result in an additional expense of up to $2 million and are anticipated to be incurred over the next 12 months to 15 months.
     During the third quarter of fiscal 2004, the Company classified the Fine Chemicals segment as a discontinued operation as a result of its plans to sell the business. This plan was a result of management’s decision to focus its capital and resources on its Aerospace and Defense and Real Estate operating segments. In July 2005, the Company announced its plan to sell the Fine Chemicals business to American Pacific Corporation for $119 million, consisting of $100 million of cash, seller note of $19 million, and the assumption by the buyer of certain liabilities. American Pacific Corporation and the Company recently agreed to amend the purchase agreement to modify the sale price and payment terms related to the Fine Chemicals sale. The revised purchase price consists of $89 million of cash payable at closing, seller note of $25 million delivered at closing, a contingent payment of up to $5 million if Fine Chemicals achieves specified earning targets in the twelve month period ending September 30, 2006, and the assumption by the buyer of certain liabilities. The Company has recorded a loss of $28 million in the third quarter based on the difference between current estimated cash proceeds to be received on disposition less the carrying value of net assets being sold and related transaction selling costs. Income will be recorded in the future on the seller note of $25 million and any contingent payment when realized. The Company continues to expect the transaction to close in October 2005. For operating segment reporting, the Fine Chemicals business was previously reported as a separate operating segment.
     In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, the Company allocated interest to discontinued operations based on interest on debt that would be required to be repaid using estimated proceeds to be received from the sale of the GDX Automotive business and the anticipated sale of the Fine Chemicals business. This allocation resulted in interest of less than $1 million in the third quarter of fiscal 2005 and $1 million for the third quarter of fiscal 2004. Interest allocation for the first nine months of fiscal 2005 and fiscal 2004 was $1 million and $4 million, respectively.

     Summarized financial information for the GDX and Fine Chemicals operations is set forth below:

	Three months ended August 31,		Nine months ended August 31,
	2005	2004	2005	2004
	(in millions)
Net sales	$18	$191	$41	$605
Loss before income taxes	(24)	(33)	(25)	(308)
Income tax benefit	—	1	—	2
Net loss from discontinued operations	(24)	(32)	(25)	(306)
     As of August 31, 2005 and November 30, 2004, the components of assets and liabilities of discontinued operations in the consolidated balance sheets are as follows:

	August 31,	November 30,
	2005	2004
	(in millions)
Accounts receivable, net	$14	$8
Inventories, net	20	10
Other assets	3	3
Property, plant and equipment, net	73	73

Assets of discontinued operations	$110	$94

Accounts payable and other liabilities	$26	$18

Liabilities of discontinued operations	$26	$18

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
     During the three months ended August 31, 2005, Lockheed Martin and Raytheon accounted for 34% and 16%, respectively, of net sales. During the nine months ended August 31, 2005, Lockheed Martin and Raytheon accounted for 35% and 18%, respectively, of net sales. During the three months ended August 31, 2004, Lockheed Martin, Raytheon, and Boeing accounted for 35%, 17%, and 10%, respectively, of net sales. During the nine months ended August 31, 2004, Lockheed Martin, Raytheon, and Boeing accounted for 31%, 16%, and 11%, respectively, of net sales. Sales during the three and nine months ended August 31, 2005, directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled $111 million and $351 million, respectively. Sales during the three and nine months ended August 31, 2004 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled $99 million and $299 million, respectively.

     Selected financial information for each reportable segment is as follows:

	Three months ended August 31,		Nine months ended August 31,
	2005	2004	2005	2004
	(in millions)
Net Sales:
Aerospace and Defense	$132	$116	$416	$354
Real Estate	2	2	5	4
Intersegment sales elimination	—	(2)	—	(8)

Total	$134	$116	$421	$350

Segment Performance:
Aerospace and Defense	$16	$18	$43	$44
Retirement benefit plan expense	(9)	(7)	(26)	(21)
Unusual items	—	—	(2)	—

Aerospace and Defense Total	7	11	15	23
Real Estate	1	1	3	3

Total	$8	$12	$18	$26

Reconciliation of segment performance to loss from continuing operations before income taxes:
Segment Performance	$8	$12	$18	$26
Interest expense	(6)	(9)	(19)	(25)
Corporate retirement benefit plan expense	(3)	(5)	(10)	(14)
Corporate and other expenses	(4)	(10)	(13)	(26)
Unusual items	—	—	(18)	—

Loss from continuing operations before income taxes	$(5)	$(12)	$(42)	$(39)

	August 31,	November 30,
	2005	2004
	(in millions)
Assets:
Aerospace and Defense	$951	$943
Real Estate	41	37

Identifiable assets	992	980
Corporate	140	421
Discontinued operations	110	94

Total assets	$1,242	$1,495

15. Unusual items
     Charges associated with unusual items for the first nine months of fiscal 2005 are as follows (in millions):

Aerospace and Defense:
Unrecoverable portion of legal settlement	$2

2
Corporate Headquarters:
Loss on redemption of 9 ½% Notes	7
Loss on repayment of 5 ¾% Notes	5
Loss on termination of the Restated Credit Facility	6

18

Unusual expense	$20

     In the first quarter of fiscal 2005, the Company recorded a charge of $18 million as a result of the redemption of $52 million of principal of the 9 ½% Notes, repayment of $60 million of principal of the 5 ¾% Notes, and the termination of the Restated Credit Facility.
     In the second quarter of fiscal 2005, Aerojet recorded a charge of $2 million related to an estimated legal settlement of the San Gabriel Valley and Chino Hills toxic tort cases (see Note 9(a) for additional information).

16. Condensed Consolidating Financial Information
     The Company is providing condensed consolidating financial information for its material domestic subsidiaries that have guaranteed the Senior Subordinated Notes, and for those subsidiaries that have not guaranteed the Senior Subordinated Notes. These 100% owned subsidiary guarantors have, jointly and severally, fully and unconditionally guaranteed the Senior Subordinated Notes. The subsidiary guarantees are senior subordinated obligations of each subsidiary guarantor and rank (i) junior in right of payment with all senior indebtedness, (ii) equal in right of payment with all senior subordinated indebtedness and (iii) senior in right of payment to all subordinated indebtedness, in each case, of that subsidiary guarantor. The subsidiary guarantees will also be effectively subordinated to any secured indebtedness of the subsidiary guarantor with respect to the assets securing that indebtedness. Absent both default and notice as specified in the Company’s Credit Facility and agreements governing the Company’s outstanding convertible notes and the Senior Subordinated Notes, there are no restrictions on the Company’s ability to obtain funds from its subsidiary guarantors by dividend or loan.
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

Condensed Consolidating Statements of Income

		Guarantor	Non-guarantor
Three Months Ended August 31, 2005 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$134	$—	$—	$134
Cost of products sold	—	120	—	—	120
Selling, general and administrative	4	2	—	—	6
Depreciation and amortization	—	7	—	—	7
Interest expense	5	1	—	—	6
Other, net	—	—	—	—	—

Income (loss) from continuing operations before income taxes	(9)	4	—	—	(5)
Income tax benefit (provision)	13	(13)	—	—	—

Income (loss) from continuing operations	4	(9)	—	—	(5)
Loss from discontinued operations	—	(24)	—	—	(24)

Income (loss) before equity earnings	4	(33)	—	—	(29)
Equity earnings of subsidiaries	(33)	—	—	33	—

Net income (loss)	$(29)	$(33)	$—	$33	$(29)

		Guarantor	Non-guarantor
Three Months Ended August 31, 2004 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$116	$—	$—	$116
Cost of products sold	—	114	—	—	114
Selling, general and administrative	7	4	—	—	11
Depreciation and amortization	2	6	—	—	8
Interest expense	9	—	—	—	9
Other, net	2	(16)	—	—	(14)

Income (loss) from continuing operations before income taxes	(20)	8	—	—	(12)
Income tax provision	—	(4)	1	—	(3)

Loss from continuing operations	(20)	4	1	—	(15)
Income (loss) from discontinued operations	(5)	2	(29)	—	(32)

Loss before equity earnings	(25)	6	(28)	—	(47)
Equity earnings of subsidiaries	(22)	—	—	22	—

Net income (loss)	$(47)	$6	$(28)	$22	$(47)

		Guarantor	Non-guarantor
Nine Months Ended August 31, 2005 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$421	$—	$—	$421
Cost of products sold	—	381	—	—	381
Selling, general and administrative	16	6	—	—	22
Depreciation and amortization	1	20	—	—	21
Interest expense	17	2	—	—	19
Other, net	17	3	—	—	20

Income (loss) from continuing operations before income taxes	(51)	9	—	—	(42)
Income tax benefit (provision)	28	(15)	—	—	13

Income (loss) from continuing operations	(23)	(6)	—	—	(29)
Loss from discontinued operations	(1)	(21)	(3)	—	(25)

Income (loss) before equity earnings	(24)	(27)	(3)	—	(54)
Equity earnings of subsidiaries	(30)	—	—	30	—

Net income (loss)	$(54)	$(27)	$(3)	$30	$(54)

		Guarantor	Non-guarantor
Nine Months Ended August 31, 2004 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$350	$—	$—	$350
Cost of products sold	—	319	—	—	319
Selling, general and administrative	25	9	—	—	34
Depreciation and amortization	5	20	—	—	25
Interest expense	24	1	—	—	25
Other, net	1	(15)	—	—	(14)

Income (loss) from continuing operations before income taxes	(55)	16	—	—	(39)
Income tax provision	—	(33)	—	—	(33)

Loss from continuing operations	(55)	(17)	—	—	(72)
Loss from discontinued operations	(72)	14	(248)	—	(306)

Loss before equity earnings	(127)	(3)	(248)	—	(378)
Equity earnings of subsidiaries	(251)	—	—	251	—

Net income (loss)	$(378)	$(3)	$(248)	$251	$(378)

Condensed Consolidating Balance Sheets

		Guarantor	Non-guarantor
August 31, 2005 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$2	$—	$1	$—	$3
Accounts receivable, net	2	94	—	—	96
Inventories, net	—	194	—	—	194
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	47	—	—	47
Prepaid expenses and other	—	11	—	—	11
Assets of discontinued operations	—	109	1	—	110

Total current assets	4	455	2	—	461
Property, plant and equipment, net	1	136	—	—	137
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	171	—	—	171
Prepaid pension asset	115	130	—	—	245
Goodwill	—	103	—	—	103
Intercompany, net	(357)	372	(15)	—	—
Other noncurrent assets and intangibles, net	935	106	10	(926)	125

Total assets	$698	$1,473	$(3)	$(926)	$1,242

Short-term borrowings and current portion of long-term debt	$2	$—	$—	$—	$2
Accounts payable	2	33	—	—	35
Reserves for environmental remediation	6	58	—	—	64
Income taxes payable	8	15	—	—	23
Other current liabilities and other postretirement benefits other than pensions	22	126	—	—	148
Liabilities of discontinued operations	—	23	3	—	26

Total current liabilities	40	255	3	—	298
Long-term debt, net of current portion	422	—	—	—	422
Reserves for environmental remediation	7	213	—	—	220
Other noncurrent liabilities	99	101	—	—	200

Total liabilities	568	569	3	—	1,140
Total shareholders’ equity	130	904	(6)	(926)	102

Total liabilities and shareholders’ equity	$698	$1,473	$(3)	$(926)	$1,242

		Guarantor	Non-guarantor
November 30, 2004 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$67	$1	$—	$—	$68
Restricted cash	23	—	—	—	23
Accounts receivable, net	4	84	—	—	88
Inventories, net	—	159	—	—	159
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	36	—	—	36
Prepaid expenses and other	1	5	—	—	6
Assets of discontinued operations	—	93	1	—	94

Total current assets	95	378	1	—	474
Restricted cash	178	—	—	—	178
Property, plant and equipment, net	1	144	—	—	145
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	197	—	—	197
Prepaid pension asset	122	156	—	—	278
Goodwill	—	103	—	—	103
Intercompany, net	(429)	444	(15)	—	—
Other noncurrent assets and intangibles, net	937	97	10	(924)	120

Total assets	$904	$1,519	$(4)	$(924)	$1,495

Short-term borrowings and current portion of long-term debt	$23	$—	$—	$—	$23
Accounts payable	6	49	—	—	55
Reserves for environmental remediation	7	44	—	—	51
Income taxes payable	23	12	—	—	35
Other current liabilities and other postretirement benefits other than pensions	35	121	—	—	156
Liabilities of discontinued operations	—	11	7	—	18

Total current liabilities	94	237	7	—	338
Long-term debt, net of current portion	554	—	—	—	554
Reserves for environmental remediation	9	244	—	—	253
Other noncurrent liabilities	106	103	—	—	209

Total liabilities	763	584	7	—	1,354
Total shareholders’ equity	141	935	(11)	(924)	141

Total liabilities and shareholders’ equity	$904	$1,519	$(4)	$(924)	$1,495

Condensed Consolidating Statements of Cash Flows

		Guarantor	Non-guarantor
Nine months ended August 31, 2005 (in millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	$(30)	$(29)	$(6)	$—	$(65)
Cash flows from investing activities:
Capital expenditures	—	(9)		—	(9)
Other investing activities	201	(28)		—	173

Net cash provided by (used in) investing activities	201	(37)	—	—	164
Cash flows from financing activities:
Net transfers (to) from parent	(78)	71	7	—	—
Borrowings (repayments) on notes payable and long-term debt, net	(168)	—	—	—	(168)
Other financing activities	10	(6)	—	—	4

Net cash provided by (used in) financing activities	(236)	65	7	—	(164)

Net increase (decrease) in cash and cash equivalents	(65)	(1)	1	—	(65)
Cash and cash equivalents at beginning of year	67	1	—	—	68

Cash and cash equivalents at end of period	$2	$—	$1	$—	$3

		Guarantor	Non-guarantor
Nine months ended August 31, 2004 (in millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	$(42)	$(26)	$(8)	$—	$(76)
Cash flows from investing activities:
Capital expenditures	—	(11)	—	—	(11)
Proceeds from business disposition	140	—	—	—	140
Other investing activities	(79)	(4)	(24)	—	(107)

Net cash provided by (used in) investing activities	61	(15)	(24)	—	22
Cash flows from financing activities:
Net transfers (to) from parent	(74)	46	28	—	—
Borrowings (repayments) on notes payable and long-term debt, net	59	—	(36)	—	23
Other financing activities	13	(5)	(6)	—	2

Net cash provided by (used in) financing activities	(2)	41	(14)	—	25

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(4)	—	(4)
Net increase (decrease) in cash and cash equivalents	17	—	(50)	—	(33)
Cash and cash equivalents at beginning of year	9	3	52	—	64

Cash and cash equivalents at end of period	$26	$3	$2	$—	$31

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
     During the second quarter of fiscal 2004, we announced plans to sell our GDX business, which developed and manufactured vehicle sealing systems for automotive original equipment manufacturers. This decision was a result of declining volumes and continued challenges in this market environment including adverse customer pricing pressures, increased material costs, high development and start-up costs and increased working capital requirements. In accordance with our plan to sell the GDX business, we classified our GDX business as a discontinued operation during the second quarter of fiscal 2004. During the third quarter of fiscal 2004, we completed the sale of GDX to Cerberus Capital Management, L.P. for $147 million, subject to adjustment, of which $140 million had been received as of August 31, 2005.
     On October 15, 2004, we announced our strategic decision to sell our Fine Chemicals business, which, through Aerojet Fine Chemicals, is a custom manufacturer of active pharmaceutical ingredients and registered intermediates for pharmaceutical and biotechnology companies. This plan was a result of management’s decision to focus our capital and resources on our Aerospace and Defense and Real Estate businesses. . In July 2005, we announced our plan to sell the Fine Chemicals business to American Pacific Corporation for $119 million, consisting of $100 million of cash, seller note of $19 million, and the assumption by the buyer of certain liabilities. We have recently agreed to amend the purchase agreement to modify the sale price and payment terms related to the Fine Chemicals sale. The revised purchase price consists of $89 million of cash payable at closing, seller note of $25 million delivered at closing, a contingent payment of up to $5 million if Fine Chemicals achieves specified earning targets in the twelve month period ending September 30, 2006, and the assumption by the buyer of certain liabilities. We have recorded a loss of $28 million in the third quarter based on the difference between current estimated cash proceeds to be received on disposition less the carrying value of net assets being sold and related transaction selling costs. The loss is reflected in Discontinued Operations. Income will be recorded in the future on the seller note of $25 million and any contingent payment when realized. We continue to expect the transaction to close in October 2005. See additional discussion in Note 13 in Notes to Unaudited Condensed Consolidated Financial Statements. For all periods presented, we have classified the results of operations of GDX and Fine Chemicals as discontinued operations in the Consolidated Statements of Income. The assets and liabilities of Fine Chemicals have been classified as Assets of Discontinued Operations and Liabilities of Discontinued Operations in the Consolidated Balance Sheets as of August 31, 2005 and November 30, 2004.

Results of Operations
Net Sales:

	Three months ended				Nine months ended
	August 31,	August 31,		Percentage	August 31,	August 31,		Percentage
	2005	2004	Change*	Change	2005	2004	Change*	Change
Net Sales	$134	$116	$18	16%	$421	$350	$71	20%

*	Primary reason for change. The increase in sales for the first nine months of fiscal 2005 is primarily due to the following programs: Terminal High-Altitude Area Defense (THAAD), Standard Missile, and Atlas V.
     During the three months ended August 31, 2005, Lockheed Martin and Raytheon accounted for 34% and 16%, respectively, of net sales. During the nine months ended August 31, 2005, Lockheed Martin and Raytheon accounted for 35% and 18%, respectively, of net sales. During the three months ended August 31, 2004, Lockheed Martin, Raytheon, and Boeing accounted for 35%, 17%, and 10%, respectively, of net sales. During the nine months ended August 31, 2004, Lockheed Martin, Raytheon, and Boeing accounted for 31%, 16%, and 11%, respectively, of net sales. Sales during the three and nine months ended August 31, 2005, directly and indirectly to the U.S. government and its agencies, including sales to our significant customers discussed above, totaled $111 million and $351 million, respectively. Sales during the three and nine months ended August 31, 2004 directly and indirectly to the U.S. government and its agencies, including sales to our significant customers discussed above, totaled $99 million and $299 million, respectively.
     Please refer to the “Operating Segment Information” section below for further discussions with respect to net sales for each of our operating segments.
Cost of Products Sold:

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2005	2004	Change*	2005	2004	Change*
Costs of products sold:	$120	$114	$6	$381	$319	$62
Percentage of net sales	90%	98%		90%	91%

*	Primary reason for change. The change in costs of products sold as a percentage of net sales was due to the following: (i) $16 million write-down of inventory associated with the Atlas V program in the third quarter of fiscal 2004; (ii) increase in net periodic expense for pension and other postretirement benefits of $2 million and $5 million in the three and nine months of fiscal 2005, respectively; and (iii) changes in the current year product mix which resulted in lower margins during fiscal 2005.
Selling, General and Administrative (SG&A):

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2005	2004	Change*	2005	2004	Change*
Selling, General and Administrative:	$6	$11	$(5)	$22	$34	$(12)
Percentage of net sales	4%	9%		5%	10%

*	Primary reason for change. The decrease in SG&A costs was primarily due to the following: (i) lower corporate costs as a result of personnel reductions and resource redeployment to Aerojet to adjust for the reduction in operations as a result of the divesture of GDX in August 2004; and (ii) decrease in net periodic expense for pension and other postretirement benefits. The cost reductions were offset by non-cash stock compensation expense of $3 million for the nine months ended August 31, 2005.

Depreciation and Amortization:

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2005	2004	Change*	2005	2004	Change*
Depreciation and amortization:	$7	$8	$(1)	$21	$25	$(4)
Percentage of net sales	5%	7%		5%	7%

*	Primary reason for change. The decrease is primarily the result of lower amortization of deferred financing costs as a result of the termination of the Restated Credit Facility, the redemption of $52 million of principal of the 9 ½% Notes, and the repayment of $60 million of principal of the 5 ¾% Notes during the first quarter of fiscal 2005.
Interest Expense:

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2005	2004	Change*	2005	2004	Change*
Interest expense:	$6	$9	$(3)	$19	$25	$(6)

*	Primary reason for change. The decrease is the result of lower average debt and interest rates as a result of the sale of the GDX Automotive business in August 2004 and our recent recapitalization transactions, initiated in November 2004 and completed in February 2005, which increased shareholders’ equity and lowered debt and future interest costs.
Other income, net:

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2005	2004	Change*	2005	2004	Change*
Other (income) expense, net:	$—	$(14)	$14	$—	$(14)	$14

*	Primary reason for change. During the third quarter of fiscal 2004, we reviewed our environmental reserve liability and associated cost recovery calculations, including assumptions related to the anticipated sale of our Fine Chemicals operating segment. In conjunction with the review coupled with prospective changes in the allocation methodology, we recorded $17 million of other income. The $17 million of other income recorded in the third quarter of fiscal 2004 was offset by a $2 million environmental remediation charge related to a former operating site.
Unusual Items, Net:

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2005	2004	Change*	2005	2004	Change*
Unusual items, net:	$—	$—	$—	$20	$—	$20

*	Primary reason for change. In the first quarter of fiscal 2005, we recorded a charge of $18 million as a result of the termination of the Restated Credit Facility, the redemption of $52 million of principal of the 9 ½% Notes, and the repayment of $60 million of principal of the 5 ¾% Notes. In the second quarter of fiscal 2005, we recorded a charge of $2 million related to an estimated legal settlement of the San Gabriel Valley and Chino Hills toxic tort cases.
Income Tax Benefit (Provision):

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2005	2004	Change*	2005	2004	Change*
Income tax benefit(provision):	$—	$(3)	$3	$13	$(33)	$46

*	Primary reason for change. During the first nine months of fiscal 2005, we recorded an income tax benefit of $13 million primarily for tax refund claims related to a ten-year carryback of Net Operating Losses. The benefit was recorded as a result of guidance recently issued by the Internal Revenue Service related to the calculation of the ten-year carryback claims. Conversely, in the first nine months of fiscal 2004, an income tax provision was recorded to reflect the write-off of the net deferred tax asset due to the uncertainty of realizing the deferred tax benefit of the current loss, given recent historical losses.

Discontinued Operations:
     During the second quarter of fiscal 2004, the GDX business net assets were adjusted to management’s estimate of proceeds to be received on disposition less costs to sell. During the third quarter of fiscal 2004, we signed a definitive agreement to sell GDX, including substantially all of the assets of GenCorp Inc. that were used in the GDX business and substantially all of GenCorp Inc.’s worldwide subsidiaries that were engaged in the GDX business, to Cerberus for $147 million, subject to adjustment, of which $140 million was received as of August 31, 2005. We closed the transaction on August 31, 2004. The loss on the sale of the GDX business during fiscal 2004 was $279 million.
     During the third quarter of fiscal 2004, we classified the Fine Chemicals business as a discontinued operation as a result of our plans to sell the business. This plan was a result of management’s decision to focus our capital and resources on our Aerospace and Defense and Real Estate operating segments. During the third quarter of fiscal 2005, the Fine Chemicals business net assets were adjusted to management’s estimated proceeds to be received on disposition less costs to sell. The resulting loss recognized on this adjustment of $28 million has been recorded as a component of Loss from Discontinued Operations in the third quarter of fiscal 2005.
     In November 2003, we announced the closing of a GDX manufacturing facility in Chartres, France. The decision resulted primarily from declining sales volumes with French automobile manufacturers. In June 2004, we completed the legal process for closing the facility and establishing a social plan. In fiscal 2004, an expense of approximately $14 million related to employee social costs was recorded in accordance with SFAS 146, Accounting for Costs Associated with Exit of Disposal Activities. An expense of $1 million was recorded during the first nine months of fiscal 2005 primarily related to employee social costs that became estimable in the first nine months of fiscal 2005 and is included as a component of discontinued operations. We have not yet recorded expenses associated with certain social benefits due to the uncertainty of the benefit amount. These additional social costs are expected to result in an additional pre-tax expense of up to $2 million and are anticipated to be incurred over the next 12 months to 15 months.
     Summarized financial information for the GDX and Fine Chemicals operations is set forth below:

	Three months ended August 31,		Nine months ended August 31,
	2005	2004	2005	2004
	(in millions)
Net sales	$18	$191	$41	$605
Loss before income taxes	(24)	(33)	(25)	(308)
Income tax benefit	—	1	—	2
Net loss from discontinued operations	(24)	(32)	(25)	(306)
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
Aerospace and Defense Segment

	Three months ended				Nine months ended
	August 31,	August 31,		Percentage	August 31,	August 31,		Percentage
	2005	2004	Change*	Change	2005	2004	Change*	Change
Net Sales	$132	$116	$16	14%	$416	$354	$62	18%
Segment Performance	7	11	(4)	(36)%	15	23	(8)	(35)%

*	Primary reason for change. Sales improvements during the third quarter of fiscal 2005 as compared to the prior year quarter include increases in the following programs: Standard Missile, Atlas V, and Terminal High-Altitude Area Defense (THAAD).
     Third quarter segment performance in fiscal 2005 was $7 million compared to $11 million in fiscal 2004. Excluding the impact of employee retirement benefit plan expense and unusual items, segment performance was $16 million (12.1% of sales) in the third quarter of fiscal 2005, compared to $18 million (15.5% of sales) in the third quarter of fiscal 2004. For the first nine months of fiscal 2005, segment performance was $15 million compared to $23 million in fiscal 2004. Excluding the effect of employee retirement benefit plan expense and unusual items, segment performance was $43 million (10.3% of sales) in fiscal 2005 compared to $44 million (12.4% of sales) in fiscal 2004. Significant factors impacting the change in segment performance compared to prior year were: (i) $16 million write-down of inventory associated with the Atlas V program in the third quarter of 2004; (ii) environmental reserve and recovery adjustments that resulted in a $17 million favorable impact to 2004 segment performance; and (iii) changes in product mix that resulted in lower margins during 2005.
     As of August 31, 2005, Aerojet’s contract backlog was $936 million compared to $879 million as of November 30, 2004. Funded backlog, which includes only the amount of those contracts for which money has been directly authorized by the U.S. Congress, or for which a firm purchase order has been received by a commercial customer, totaled approximately $562 million as of August 31, 2005 compared to $538 million as of November 30, 2004.
Real Estate Segment

	Three months ended				Nine months ended
	August 31,	August 31,		Percentage	August 31,	August 31,		Percentage
	2005	2004	Change*	Change	2005	2004	Change*	Change
Net Sales	$2	$2	$—	—	$5	$4	$1	25%
Segment Performance	1	1	—	—	3	3	—	—%

*	Primary reason for change. There were no real estate asset sales during the first nine months of fiscal 2005 and fiscal 2004. Sales for the first nine months of fiscal 2005 and fiscal 2004 consist of rental property operations.
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
     These areas are discussed in more detail in our Annual Report on Form 10-K for the year ended November 30, 2004. There have been no significant changes in our key accounting policies during the first nine months of fiscal 2005.
Arrangements with Off-Balance Sheet Risk
     As of August 31, 2005, obligations required to be disclosed in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others consisted of:
— $57 million in outstanding commercial letters of credit expiring in fiscal 2005 and fiscal 2006 securing obligations for environmental remediation, insurance coverage and litigation.
— Up to $120 million aggregate in guarantees by GenCorp Inc. of Aerojet’s obligations to government agencies for environmental remediation activities.
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

Liquidity and Capital Resources
     Cash and cash equivalents decreased by $65 million during the first nine months of fiscal 2005. The change in cash and cash equivalents is as follows:

	Nine Months Ended
	August 31,	August 31,
	2005	2004
	(in millions)
Net Cash Used in Operating Activities:
Continuing operations	$(59)	$(44)
Discontinued operations	(6)	(32)

Total	(65)	(76)
Net Cash Provided by Investing Activities:
Continuing operations	192	59
Discontinued operations	(28)	(37)

Total	164	22
Net Cash (Used in) Provided by Financing Activities:	(164)	25
Effect of exchange rate fluctuations on cash and cash equivalents	—	(4)

Net Decrease in Cash and Cash Equivalents	$(65)	$(33)

Net Cash Used In Operating Activities Continuing Operations
     Net cash used in continuing operations for the first nine months of fiscal 2005 was $59 million compared with $64 million in the first nine months of fiscal 2004 excluding the one-time repayment of a $20 million note receivable in our real estate segment. Both periods reflect working capital requirements due to the timing of receivables and payables, Atlas V inventory increases, and cash interest expense. Fiscal 2005 working capital is also impacted by the growth in Aerojet’s business volume.
Net Cash Provided By Investing Activities Continuing Operations
     Cash provided by investing activities for continuing operations was $192 million and $59 million for the first nine months of fiscal 2005 and fiscal 2004, respectively. Investing activities for continuing operations in the first nine months of fiscal 2005 reflects $201 million of restricted cash which was used to repay debt as discussed below in financing activities. Restricted cash represented proceeds from the GDX Automotive sale completed in August 2004 and the equity offering completed in November 2004. Investing activities for continuing operations in the first nine months of fiscal 2004 reflects $140 million received from the sale of the GDX business, less $70 million of the proceeds held as restricted cash.
     Investing activities for continuing operations included capital expenditures of $9 million and $11 million for the first nine months of fiscal 2005 and fiscal 2004, respectively. Capital expenditures directly support our contract and customer requirements and are primarily made for asset replacement, capacity expansion, development of new projects, cost reduction initiatives, and safety and productivity improvements.
Net Cash (Used In) Provided By Financing Activities
     Net cash used in financing activities for the first nine months of fiscal 2005 was $164 million and net cash provided by financing activities for the first nine months of fiscal 2004 was $25 million. Cash flow related to financing activities in both periods relate primarily to activities involving our borrowings, net of repayments.
     The first nine months of fiscal 2005 reflects the completion of our capital restructuring initiated in November 2004 with net cash proceeds of $64 million from the issuance of our additional 2 ¼% Debentures, net cash proceeds of $21 million from the issuance of a Term Loan, cash used to repay $263 million of outstanding debt, including $10 million of premium and transaction costs, $10 million in revolver borrowings, and $4 million in other equity transactions. The following transactions were completed in the first nine months of fiscal 2005:
•	In December 2004, an initial purchaser exercised its option to purchase additional 2 ¼% Debentures totaling $66 million aggregate principal amount. Cash proceeds, net of underwriting discounts and transaction costs were $64 million and were used to repurchase $60 million of the 5 ¾% Notes, plus premium, accrued interest and transaction costs.

•	In December 2004, we entered into a new $180 million credit facility (New Credit Facility) that replaced the previous credit facility (Restated Credit Facility). (See Note 8 to the Unaudited Condensed Consolidated Financial Statements). The outstanding term loans under the Restated Credit Facility totaling $141 million, plus accrued interest, were repaid in full using restricted cash from the proceeds of the GDX Automotive sale completed in August 2004 and the equity offering completed in November 2004. Cash proceeds from the $25 million term loan under the New Credit Facility, net of underwriting fees and expenses associated with the New Credit Facility were $21 million and will be used for general corporate purposes.
•	In February 2005, we redeemed $52 million principal amount of our 9 ½% Notes for a redemption price of 109.5% of the principal amount of the notes redeemed plus accrued interest, using restricted cash from a portion of the proceeds of the equity offering in November 2004.
     The New Credit Facility provides for an $80 million revolving credit facility (Revolver) maturing in December 2009, and a $100 million credit-linked facility maturing in December 2010. The credit-linked facility consists of a $25 million term loan subfacility, and a $75 million letter of credit subfacility. The interest rate on the Revolver is LIBOR plus 275 basis points, subject to adjustment based on our senior leverage ratio, with a minimum of 225 basis points and a maximum of 300 basis points. The interest rate on the term loan is LIBOR plus 300 basis points. The fees on the letter of credit subfacility are 300 basis points plus any shortfall from LIBOR earned on the credit-linked deposits. The Revolver commitment fee is .5% per annum on the unused balance of the Revolver. As of August 31, 2005, the borrowing limit under the Revolver was $80 million of which we had outstanding borrowings of $10 million. We also had $24 million outstanding on the term loan and $57 million outstanding letters of credit under the New Credit Facility. Cash proceeds from the term loan, net of underwriting fees and expenses associated with the New Credit Facility, were $21 million and were used for general corporate purposes.
     The New Credit Facility is secured by substantially all of our assets, including the stock and assets of our material domestic subsidiaries who are guarantors of this facility. We are subject to certain limitations including the ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; and make restricted payments. We are also subject to financial covenants effective for the period ended August 31, 2005, which include an interest coverage ratio, fixed charge coverage ratio, a leverage ratio, and a senior leverage ratio. The fiscal 2005 financial covenants are as follows:

	Actual Ratios	Required Covenants	Required Covenants
Financial Covenant	August 31, 2005	Through November 30, 2005	Dec. 1, 2005 Through Nov. 30, 2006
Interest coverage ratio	2.91 to 1.00	Not less than: 2.00 to 1.00	Not less than: 2.00 to 1.00
Fixed charge coverage ratio	1.15 to 1.00	Not less than: 1.10 to 1.00	Not less than: 1.15 to 1.00
Leverage ratio	6.38 to 1.00	Not greater than: 7.50 to 1.00	Not greater than: 6.75 to 1.00
Senior leverage ratio	1.39 to 1.00	Not greater than: 2.50 to 1.00	Not greater than: 2.50 to 1.00
     Effective August 31, 2005, we entered into an Amendment and Waiver to the Credit Agreement permitting us to provide seller financing in connection with the sale of the Fine Chemicals business and waived compliance with the Fixed Charge Coverage Ratio covenant for the period calculated as of August 31, 2005 due to the non-recurring investment for the Fine Chemicals business. We were in compliance with our financial covenants as of August 31, 2005.
     Various factors may affect our ability to comply with these financial covenants in the future, including the successful implementation of our operating plan, our ability to sell our Fine Chemicals business on a timely basis and the other risk factors described under “Forward-Looking Statements.” Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt.
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
     We believe that our existing cash and cash equivalents, existing credit facilities, forecasted operating cash flows, anticipated proceeds from the sale of our Fine Chemicals business, and our ability to access capital markets for debt or equity financing will provide sufficient funds to meet our operating plan for the next twelve months. The operating plan for this period provides for full operation of our businesses, including the Fine Chemicals business until it is sold, and interest and principal payments on our debt. We may also access capital markets to raise debt or equity financing to fund strategic acquisitions. The timing, terms, size and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing.
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
Forward-Looking Statements
     Certain information contained in this report should be considered “forward-looking statements” as defined by Section 21E of the Securities Exchange Act of 1934. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words “believe,” “estimate,” “anticipate,” “project” and “expect,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation and anticipated costs of capital. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Some important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in the section “Risk Factors” section in Item 1 in our Annual Report of GenCorp to the U.S. Securities and Exchange Commission on Form 10-K for the year ended November 30, 2004. These factors include, but are not limited to, the following:
•	the cancellation or material modification of one or more significant contracts or future reductions or changes in U.S. government spending;
•	product failures, schedule delays or other problems with existing or new products and systems or cost-overruns on our fixed-price contracts, including the Atlas V program contract that has not been profitable to date, and for which, unless we successfully renegotiate the contract, we may not recover our full cost of investment, resulting in additional write-downs;
•	significant competition and our inability to adapt to rapid technological changes;
•	failure to comply with regulations applicable to contracts with the U.S. government;
•	environmental claims related to our current and former businesses and operations, including any costs we may incur if the offsets to the judgment order in the amount of approximately $29 million entered November 21, 2002 against us in GenCorp Inc. v. Olin Corporation (U.S. District Court for the Northern District of Ohio, Eastern Division), to which we believe we are entitled, are not realized;
•	the possibility that the environmental and other government regulations that impact us will become more stringent or subject us to material liability in excess of our established reserves;
•	the release or explosion of dangerous materials used in our businesses;
•	disruptions in the supply of key raw materials and difficulties in the supplier qualification process, as well as increases in the prices of raw materials;

•	changes in economic and other conditions in the Sacramento County, California real estate market or changes in interest rates affecting real estate values in that market;
•	our limited experience in real estate development and the ability to execute our real estate business plan, including our ability to obtain all necessary zoning, land use and environmental approvals;
•	the cost of servicing our debt and compliance with financial and other covenants;
•	costs and time commitment related to acquisition activities;
•	our ability to monetize our real estate assets;
•	a strike or other work stoppage or our inability to renew collective bargaining agreements on favorable terms;
•	the loss of key employees and shortage of available skilled employees to achieve anticipated growth;

•	fluctuations in sales levels causing our quarterly operating results to fluctuate;

•	a delay, or inability to close on, the sale of the Fine Chemicals operations;
•	risks related to the Fine Chemicals business prior to its sale, including competition in the pharmaceutical fine chemicals market, the capital intensive nature of operations of the business, the lack of availability of raw materials and the highly energetic and potent nature of chemical compounds used in production; and
•	those risks detailed from time to time in our reports filed with the SEC.
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
     We have used a combination of fixed and variable rate debt to reduce our exposure to interest rate risk. As of August 31, 2005, our debt totaled $424 million: $389 million, or 92% was at an average fixed rate of 4.81%; and $35 million or 8% was at a variable rate of 6.65%.
     The estimated fair value of our total debt was $490 million as of August 31, 2005 compared to a carrying value of $424 million. The fair value of the convertible subordinated notes and the senior subordinated notes was determined based on quoted market prices as of August 31, 2005. The fair value of the remaining debt was determined to approximate carrying value as the interest rates are generally variable based on market interest rates and reflect current market rates available to us.

Long Term Debt
     The outstanding debt as of August 31, 2005, with maturities as follows:

		Scheduled Payment Dates for the
		years ended November 30,
	Total	2005	2006	2007	2008	2009	Thereafter
				(in millions)
Total debt	$424	$1	$1	$21	$1	$1	$399
Item 4. Controls and Procedures
     Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of August 31, 2005, the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of August 31, 2005 that our disclosure controls and procedures were effective at the reasonable assurance level such that the information relating to us and our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (SEC) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     There have not been any changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

	Nine Months	Year	Year
	Ended	Ended,	Ended
	August 31,	Nov. 30,	Nov. 30,
	2005	2004	2003
	(dollars in thousands)
Claims filed	1	14	11
Claims dismissed	9	8	4
Claims settled	—	1	2
Claims pending	16	24	19
Aggregate settlement costs	$—	$425	$55
Average settlement costs	$—	$425	$27
     Legal and administrative fees for the vinyl chloride cases for the first nine months of fiscal 2005 were $0.3 million. Legal and administrative fees for the vinyl chloride cases for fiscal 2004 and fiscal 2003 were $0.4 million for each period.
     Asbestos Cases. The following table sets forth information related to our historical product liability costs associated with our asbestos litigation cases.

	Nine Months		Year		Year
	Ended		Ended,		Ended
	August 31,		Nov. 30,		Nov. 30,
	2005		2004		2003
	(dollars in thousands)
Claims filed	89	*	63		40
Claims dismissed	51		27		21
Claims settled	1		8	**	6
Claims pending	107		70		42
Aggregate settlement costs	$50		$3,073	**	$226
Average settlement costs	$50		$384	**	$38

*	Includes 30 additional cases filed against PCC Flow Technologies, Inc. and its affiliates (PCC) for which the Company is required to defend and indemnify PCC, effective May 31, 2005.

**	The number of claims settled and the aggregate settlement costs and average settlement costs for fiscal 2004 include the Goede et al. v. Chesterton Inc. et al. matter in which there was a judgment of approximately $5 million against Aerojet, which was reduced to approximately $2 million after setoff based on plaintiffs’ settlements with other defendants. The total amount paid, including interest accruing from the date of judgment, was $2 million.
     Legal and administrative fees for the asbestos cases for the first nine months of fiscal 2005 were $0.3 million. Legal and administrative fees for the asbestos cases for fiscal 2004 and fiscal 2003 were $1.0 million and $1.4 million, respectively.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.

Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
A) Exhibits

No.	Description
2.1	Asset Purchase Agreement, dated as of July 12, 2005, by and among Aerojet Fine Chemicals LLC, Aerojet-General Corporation and American Pacific Corporation was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 18, 2005 (File No. 1-1520), and is incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a – 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a – 14 (a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a –14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     None.
Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GenCorp Inc.

Date: October 7, 2005	By:	/s/ Yasmin R. Seyal

Yasmin R. Seyal
Senior Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: October 7, 2005	By:	/s/ Terry L. Hall

Terry L. Hall
Chairman of the Board, President and Chief
Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
2.1	Asset Purchase Agreement, dated as of July 12, 2005, by and among Aerojet Fine Chemicals LLC, Aerojet-General Corporation and American Pacific Corporation was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 18, 2005 (File No. 1-1520), and is incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a – 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a – 14 (a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a – 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.