Form 10-K
period 2005-11-30
GENCORP INC
filed 2006-02-13
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2005

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
None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated files, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☑ No
      The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of May 31, 2005 was approximately $1.0 billion.
      As of January 31, 2006, there were 55,091,138 outstanding shares of the Company’s Common Stock, $0.10 par value.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the 2006 Proxy Statement of GenCorp Inc. relating to its annual meeting of shareholders scheduled to be held on March 29, 2006 are incorporated by reference into Part III of this Report.

GENCORP INC.
Annual Report on Form 10-K
For the Fiscal Year Ended November 30, 2005

*	The information called for by Items 10, 11, 12, 13 and 14, to the extent not included in this Report, is incorporated herein by reference to the information to be included under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board Committees,” “Executive Compensation,” “Director Compensation,” “Employment Contracts and Termination of Employment and Change in Control Arrangements,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Organization & Compensation Committee on Executive Compensation,” “Performance Graph,” “Security Ownership of Officers and Directors,” and “Ratification of Registered Public Accounting Firm,” in GenCorp Inc.’s 2006 Proxy Statement, which is expected to be filed by February 28, 2006.

PART I

Item 1.	Business
      Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10-K, the terms “we,” “our” and “us” refer to GenCorp Inc. and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States.
      Certain information contained in this Annual Report on Form 10-K should be considered “forward-looking statements” as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words “believe,” “estimate,” “anticipate,” “project” and “expect,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation and anticipated costs of capital. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Some important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in the section “Risk Factors” in Item 1A of this Report.
      The list of factors that may affect future performance and the accuracy of forward-looking statements described in the section “Risk Factors” in Item 1A of this Report is illustrative, but by no means exhaustive. Additional risk factors may be described from time to time in our future filings with the U.S. Securities and Exchange Commission. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results and may be beyond our control.
      We are a technology-based aerospace and defense manufacturer operating in the United States with significant real estate assets. Our continuing operations are organized into two segments:
      Aerospace and Defense — includes the operations of Aerojet-General Corporation, or Aerojet, which develops and manufactures propulsion systems for defense and space applications, armament systems for precision tactical weapon systems and munitions applications. We are one of the largest providers of propulsion systems in the United States and the only company that provides both Solid and Liquid propellant based systems. Primary customers served include major prime contractors to the United States (U.S.) government, the Department of Defense (DoD), and the National Aeronautics and Space Administration (NASA).
      Real Estate — includes activities related to the re-zoning, entitlement, sale, and leasing of our real estate assets. Through our Aerojet subsidiary, we own approximately 12,600 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California just east of Sacramento, which we refer to as the Sacramento Land. We are currently in the process of seeking zoning changes and other governmental approvals on a portion of the Sacramento Land to optimize its value. We have filed applications with and submitted information to governmental and regulatory authorities for approvals necessary to re-zone over 6,400 acres of the Sacramento Land.
      During the second quarter of fiscal 2004, we announced plans to sell our GDX Automotive (GDX) business, which developed and manufactured vehicle sealing systems for automotive original equipment manufacturers. This decision was a result of declining volumes and continued challenges in this market environment including adverse customer pricing pressures, increased material costs, high development and start-up costs and increased working capital requirements. In accordance with our plan to sell the GDX business, we classified our GDX business as a discontinued operation during the second quarter of fiscal 2004. During the third quarter of fiscal 2004, we completed the sale of GDX to Cerberus Capital Management, L.P. for $147 million, subject to adjustment, of which $140 million has been received as of November 30, 2005.

      On October 15, 2004, we announced our strategic decision to sell our Fine Chemicals business, which, through Aerojet Fine Chemicals, was a custom manufacturer of active pharmaceutical ingredients and registered intermediates for pharmaceutical and biotechnology companies. This plan was a result of management’s decision to focus our capital and resources on our Aerospace and Defense and Real Estate segments. During the fourth quarter of fiscal 2005, we completed the sale of the Fine Chemicals to American Pacific Corporation (AMPAC) for $114 million, subject to adjustment, consisting of $88 million of cash, unsecured subordinated seller note of $26 million, and the assumption by the buyer of certain liabilities. Additionally, AMPAC may be required to pay us up to $5 million based on the Fine Chemicals business achieving specified earning targets in the twelve month period ending September 30, 2006.
      Our fiscal year ends on November 30 of each year. When we refer to a fiscal year, such as fiscal 2005, we are referring to the fiscal year ended on November 30 of that year.
      We were incorporated in Ohio in 1915 and our principal executive offices are located at Highway 50 and Aerojet Road, Rancho Cordova, CA 95670. Our mailing address is P.O. Box 537012, Sacramento, CA 95853-7012 and our telephone number is 916-355-4000.
      Our Internet web site address is www.GenCorp.com. We have made available through our Internet web site, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). We also make available on our Internet web site our corporate governance guidelines and the charters for each of the following committees of the Company’s Board of Directors: Audit; Corporate Governance & Nominating; Finance; and Organization & Compensation. Our corporate governance guidelines and such charters are also available in print to any shareholder who requests them.
Aerospace and Defense
      For over 60 years, Aerojet has been an industry leader and pioneer in the development of critical products and technologies that have strengthened the U.S. military and enabled the exploration of space. Aerojet focuses on creating military defense systems, as well as military, civil and commercial space systems, that address the needs of two broad industry sectors: defense systems and space systems. Aerojet believes it is in a unique competitive position, due to the diversity of its propulsion technologies (solid, liquid, gels, air-breathing and electric) and synergy of its product lines to offer its customers the most innovative and advanced solutions available in the domestic propulsion market. Aerojet has historically been able to capitalize on its strong technical capabilities to become a critical provider of components and systems for major propulsion programs. Aerojet propulsion systems have flown prominently on manned and unmanned missions for NASA and the DoD since the inception of the U.S. Space Program. Principal customers include the DoD, NASA, The Boeing Company (Boeing), Lockheed Martin Corporation (Lockheed Martin) and Raytheon Company (Raytheon).

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

      Aerojet has been proactively engaged in the consolidation of the propulsion industry. In the third quarter of fiscal 2004, Aerojet acquired from Pratt & Whitney’s Chemical Systems Division (CSD) certain intellectual property and personal property associated with several solid rocket motor programs for a nominal amount. This transaction highlights a key event in the continuing consolidation of the propulsion industry because CSD has now exited the solid propulsion business. In the fourth quarter of fiscal 2003, Aerojet acquired substantially all of the assets of the propulsion business of Atlantic Research Corporation (ARC), a subsidiary of Sequa Corporation. This acquisition made Aerojet a leading supplier of solid rocket motors for tactical and missile defense applications and complements Aerojet’s capabilities for air-breathing and strategic systems. In fiscal 2002, Aerojet acquired the assets of the General Dynamics’ Ordnance and Tactical Systems Space Propulsion and Fire Suppression business (Redmond, Washington operations), a leading supplier of satellite propulsion systems for defense, civilian and commercial applications. These acquisitions have strengthened our market positions in both the defense systems and space systems industry sectors, and have provided leadership positions in the tactical and in-space propulsion market. Although the major propulsion industry consolidation is over, our business strategy contemplates continued expansion of our Aerospace and Defense operations including growth through acquisitions that make both strategic and economic sense.
      Aerojet has also expanded its Aerospace and Defense production capabilities, with the completion of two facility expansion projects in fiscal 2005. The first expansion in Socorro, New Mexico, is dedicated to the production of fire suppression systems for commercial and military vehicles and the second, in Camden, Arkansas, is dedicated to high rate explosive fills and warhead assemblies. These new manufacturing facilities will strengthen Aerojet’s competitive position in the fire safety and warhead markets respectively.

Industry Overview
      While broad support continues for DoD and NASA budgets in the government Fiscal Year (FY) 2007 and beyond, the impact of the global war on terrorism, the cost of military support in Iraq and Afghanistan, the rising federal deficit, and the significant recovery costs of the 2005 hurricane season may impact these budgets in the near-term.

Department of Defense
      Following a period of budget decreases in the post-Cold War era, the U.S. defense budget, as appropriated by Congress, has increased in recent years. Under the Bush Administration, the national defense discretionary budget authority has risen to over $401 billion in FY 2005 from $319 billion since FY 2001. The DoD has requested $419 billion in discretionary budget authority for FY 2006, and there are proposals to increase it to $445 billion in FY 2007. We expect the U.S. defense budgets for research, development, test and evaluation, and procurement — the primary funding sources for Aerojet’s programs — to grow as well, with annual forecasts continuing to show increases through FY 2010. While the top line number continues to increase, the Pentagon has announced it favors reductions in the overall rate of growth. While the ultimate distribution of the defense budget remains uncertain, Aerojet is well positioned to benefit from DoD investment in high priority transformational systems that address contemporary war fighting needs and requirements.
      In fiscal 2005, the Defense Department finalized work on the Quadrennial Defense Review, the once-in-four-year review of U.S. military strategy and force structure. Although the document is not expected to be published until early 2006, we believe the document may recommend, among other things, adaptation of current weapon systems to new kinds of threats, suggesting that a number of Aerojet’s existing product platforms in the tactical and missile defense areas may be headed for upgrades or new applications as opposed to being displaced downstream by new systems. Requirements for long-range precision strike capabilities and active protection of military satellites and in-space systems may also be contained in the document. These requirements, if they hold, suggest to us that maneuvering and in-space propulsion as well as hypersonics may see new development opportunities in the near future as the DoD adjusts its focus more substantively to confronting asymmetrical, non-traditional threats.

NASA
      The United States Congress continues to support the new Vision for Space Exploration, unveiled in 2004, which renews commitments to space and planetary exploration. The Bush Administration announced plans early in 2005 to increase NASA’s FY 2005 budget of $16 billion by an average of 3% over the next two years and by approximately 2% in the three subsequent years. More recently, congressional committees have been considering the authorization of additional appropriations for NASA in FY 2007 and FY 2008.
      The NASA Administrator has indicated that his primary objective will be to complete the Space Station and retire the Space Shuttle by 2010 and develop a new Crew Exploration Vehicle (CEV) before 2014. Additionally, it is anticipated that the Office of Management and Budgets (OMB) will recommend to Congress that NASA’s previously separate budgets for Exploration (e.g. CEV) and Space Operations (i.e. Space Shuttle) be consolidated in FY 2007. If approved by Congress, this would provide the NASA Administrator with unprecedented reprogramming flexibility to accelerate CEV transition. As the market leader of In-Space propulsion system products, CEV poses a significant opportunity to continue Aerojet’s legacy of providing mission-critical propulsion systems to NASA as it has since the inception of the U.S. manned space program.
      We believe Aerojet is well-positioned to provide propulsion solutions in NASA’s special interest areas — advanced propellant technology, reliable launch abort for crew survivability, attitude/ reaction control systems, and robotic exploration propulsion. Furthermore, as a result of NASA’s intention to retire the Space Shuttle from service as early as 2010, we believe that NASA will focus on maneuvering and long-duration propulsion systems that are currently available and flight-proven, which will present additional opportunities for existing Aerojet systems.

Competition
      Participation in the defense and space propulsion market is capital intensive and requires long research and development periods that represent significant barriers to entry. Aerojet may partner on various programs with its major customers or suppliers, some of whom are, from time to time, competitors on other programs.
      The table below lists the primary participants in the propulsion market serving the U.S. government and its agencies:

Company	Parent	Propulsion Type	Propulsion Application

Aerojet	GenCorp Inc.	Solid, liquid, air- breathing, electric	Launch, in-space, tactical, strategic, missile defense
Alliant Techsystems	Alliant Techsystems Inc.	Solid, air-breathing	Launch, tactical, strategic, missile defense
Astrium	European Aeronautics Defense and Space Company and BAE Systems	Solid, liquid	In-space, tactical
Northrop Grumman Space Technology (Formerly TRW)	Northrop Grumman Corporation	Liquid	Launch, in-space
Pratt & Whitney Rocketdyne	United Technologies Corporation	Liquid, air-breathing, electric	Launch, in-space, missile defense
      United Technologies Corporation acquired the Rocketdyne division of Boeing in 2005, forming the largest liquid propulsion contractor in the U.S. domestic market and making Aerojet the number two provider. The domestic solid propulsion market remained unchanged in 2005 with Aerojet in the number two position behind Alliant Techsystems. As the only domestic supplier of both solid and liquid propulsion systems, Aerojet believes it is in a unique competitive position. The diversity of its technologies and synergy of its product lines offer Aerojet customers the most innovative and advanced solutions available in the domestic propulsion market. The basis on which Aerojet competes in the Aerospace and Defense industry varies by program, but generally is based upon price, technology, quality and service. Although competition is intensive for all of Aerojet’s products and services, Aerojet believes it possesses adequate resources to compete successfully.

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
      Aerojet contracts directly with a number of major prime contractors and directly with agencies of the U.S. government. During fiscal 2005, Lockheed Martin and Raytheon accounted for approximately 39% and 16%, respectively, of net sales.
      Aerojet’s direct sales to the U.S. government and its agencies, or government customers, and indirect sales to government customers via direct sales to prime contractors accounted for a total of approximately 81% of Aerojet’s sales, or approximately $501 million, in fiscal 2005. The following are approximate percentages of Aerojet’s net sales by principal end user in fiscal 2005:

U.S. Air Force	23%
U.S. Army	22%
NASA	20%
U.S. Navy	16%

Total government customers	81%
Commercial customers	19%

Total	100%

Major Programs
      Defense systems — Aerojet believes it is in a unique competitive position due to the diversity of its propulsion technologies (solid, liquid, gels, air-breathing and electric), its complete warhead capabilities and the synergy of its product lines to offer its defense customers the most innovative and advanced solutions available in the domestic market. In fiscal 2005, Aerojet expanded its defense systems footprint by reentering the strategic Inter-Continental Ballistic Missile (ICBM market) with the awarding of the Air Force’s Phase II Advanced Second Stage booster development program.
      A subset of our key defense systems programs is listed below:

Program	Primary Customer	End Users	Program Description	Program Status

Army Tactical Missile System (ATACMS)	Lockheed Martin	U.S. Army	Tactical solid rocket motors	Production
F-22 Raptor Aircraft	Boeing	U.S. Air Force	Advanced electron beam welding for airframe structures	Production
Ground Based Mid-Course Defense (GMD) Exoatmospheric Kill Vehicle Liquid Divert and Attitude Control Systems (DACS)	Raytheon	Missile Defense Agency	Liquid propulsion divert and attitude control propulsion systems	Development/ Production
Minuteman III	Northrop Grumman	U.S. Air Force	Liquid maneuvering propulsion	Development/ Production
HyFly (Hypersonic Flight)	Boeing	U.S. Navy	Dual combustion ramjet (air-breathing)	Development
Javelin	Lockheed Martin/ Raytheon	U.S. Army	Tactical solid rocket motors	Development/ Production
Joint Common Missile (JCM)	Lockheed Martin	U.S. Army	Tactical solid rocket motors	Development
Multiple Launch Rocket System (MLRS)	Lockheed Martin	U.S. Army, International	Tactical solid rocket motors	Production
Non-Line of Sight Missile (NLOS)	Lockheed Martin/ Raytheon	U.S. Army	Tactical solid rocket motors	Development
Patriot Advanced Capability (PAC)-3	Lockheed Martin	U.S. Army, Missile Defense Agency	Tactical solid rocket motors	Development/ Production
Tube-launched, Optically- tracked, Wire-guided Missile (TOW)	Raytheon	U.S. Army	Tactical solid rocket warheads	Production
Standard Missile	Raytheon	U.S. Navy, Missile Defense Agency	Tactical solid rocket motors	Development/ Production
Small Diameter Bomb	Boeing	U.S. Air Force	Precision munitions	Development/ Production
Terminal High Altitude Air Defense (THAAD)	Lockheed Martin	U.S. Army, Missile Defense Agency	Tactical solid rocket motors	Development
Supersonic Sea Skimming Target (SSST)	Orbital Sciences Corporation	U.S. Navy	Variable flow ducted rocket (air-breathing)	Production

Program	Primary Customer	End Users	Program Description	Program Status

Tactical Tomahawk	Raytheon	U.S. Navy	Tactical solid rocket motors and warheads	Production
Advanced Second Stage Booster (ICBM)	U.S. Air Force	U.S. Air Force	Solid Booster	Development
      Space Systems Programs — Aerojet improved its already strong market position in the space systems market segment in fiscal 2005 with several successful space exploration missions and critical launches, including the Deep Impact Comet Encounter, launch of Mars Reconnaissance Orbiter and the continuation of the Discovery missions. The last Titan IV vehicle was successfully launched, using Aerojet’s liquid booster engines, completing a legacy of 100% mission success over the nearly 50 year history of the program. In addition, the first Atlas® V vehicle using three Aerojet solid rocket boosters was launched in fiscal 2005. In-space propulsion highlights included the qualification of an advanced form of electric propulsion called a Hall Thruster which is being used on the first series of Advanced Extremely High Frequency (AEHF) military satellites. These successes, coupled with NASA’s plans to embark on the development of new manned and unmanned missions, provide opportunities to grow our legacy of supplying mission critical propulsion systems to the DoD and NASA as we have since the inception of the U.S. space program.
      A subset of our key space systems programs is listed below:

Program	Primary Customer	End Users	Program Description	Program Status

A2100tm Commercial Geostationary Satellite Systems	Lockheed Martin	Various	Electric and liquid spacecraft thrusters and propellant tanks	Production
Mercury MESSENGER	Johns Hopkins Advanced Physics Lab (APL)	NASA	Liquid spacecraft propulsion system	Successfully Launched
Advanced Extremely High Frequency MilSatCom	Lockheed Martin	U.S. Air Force	Electric and liquid spacecraft thrusters	Production
Atlas V	Lockheed Martin	U.S. Air Force, Commercial	Solid “strap-on” booster motors for this medium-to-heavy lift launch vehicle	Production
Cassini Mission	Lockheed Martin	NASA	Liquid spacecraft thrusters	Orbiting Saturn
Mars Rover Missions	Lockheed Martin	NASA JPL	Liquid spacecraft thrusters	Mission Complete — Rovers Remain Operational
Mars Reconnaissance Orbiter	Lockheed Martin	NASA JPL	Liquid spacecraft thrusters	Successfully Launched
Mars Lander Engine	Jet Propulsion Laboratory	NASA JPL	Liquid spacecraft thrusters	Development
Delta II	Boeing	NASA, U.S. Air Force, Commercial	Upper stage pressure-fed liquid rocket engines	Production
Titan IV	Lockheed Martin	U.S. Air Force	First and second stage liquid rocket booster engines	Final Titan IV launched in 2005
Upper Stage Engine Technology	U.S. Air Force Research Laboratory	NASA, U.S. Air Force	Develop design tools for future upper stage liquid engines	Development

Program	Primary Customer	End Users	Program Description	Program Status

Orbital Star-2 Bus	Orbital Sciences Corp	Commercial	Liquid spacecraft thrusters	Production
Time History of Events and Macroscale Interactions During Substorms (THEMIS)	Swales Aerospace	NASA	Liquid spacecraft propulsion system	Production
      Aerojet’s top five programs accounted for less than 36% of fiscal 2005 net sales.

Contract Types
      Under each of its contracts, Aerojet acts either as a prime contractor, where it sells directly to the end user, or as a subcontractor, selling its products to other prime contractors. Research and development contracts are awarded during the inception stage of a program’s development. Production contracts provide for the production and delivery of mature products for operational use. Aerojet’s contracts can generally be categorized as either “cost-reimbursable” or “fixed-price.” During fiscal 2005, approximately 60% of Aerojet’s net sales were achieved on fixed-price contracts and 40% on cost-reimbursable contracts.
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
      Many programs under contract have product lifecycles exceeding 10 years, such as the Delta, Standard Missile, and Tomahawk programs. It is typical for U.S. government propulsion contracts to be relatively small ($2.5 million a year on average) during development phases that can last from two to five years, followed by low-rate and then full-rate production, where annual funding can grow as high as $30 million a year over many years.

Backlog
      As of November 30, 2005, contract backlog was $696 million compared to $879 million as of November 30, 2004. The decrease in the contract backlog is primarily a result of the renegotiated Atlas V contract. Excluding the impact of Atlas, other program contract backlog grew by $69 million. Funded backlog, which includes only the amount for which money has been directly authorized by the U.S. Congress, or for which a purchase order has been received from a commercial customer, was $498 million as of November 30, 2005, compared to funded backlog of $538 million on November 30, 2004. Excluding the impact of Atlas, other program funded backlog grew by $27 million.

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
      Aerojet’s company-funded research and development efforts include expenditures for technical activities that are vital to the development of new products, services, processes or techniques, as well as those expenses for significant improvements to existing products or processes.
      The following table summarizes Aerojet’s research and development expenses during the past three fiscal years:

	Year Ended
	November 30,

	2005	2004	2003

	(In millions)
Customer-funded	$177	$132	$92
Company-funded	13	8	7

Total research and development expenditures	$190	$140	$99

      Aerojet’s strong portfolio of advanced propulsion technologies, across the solid and liquid propulsion spectrum, has enabled our steady growth in research and development. The ARC acquisition in October 2003 contributed $30 million in customer-funded research and development expenditures in fiscal 2004 as compared to fiscal 2003. A ramp up of several motor development activities, including THAAD, PAC-3, and Standard Missile, contributed to increases in customer-funded research and development expenditures in fiscal 2005 compared to fiscal 2004.

Raw Materials, Suppliers and Seasonality
      Availability of raw materials and supplies to Aerojet is generally sufficient. Aerojet is sometimes dependent, for a variety of reasons, upon sole-source suppliers for procurement requirements but has experienced no significant difficulties in meeting production and delivery obligations because of delays in delivery or reliance on such suppliers.
      We closely monitor sources of supply to assure that adequate raw materials and other supplies needed in our manufacturing processes are available. As a U.S. government contractor, we are frequently limited to procuring materials and components from sources of supply that can meet rigorous customer and/or government specifications. In addition, as business conditions, the DoD budget, and Congressional allocations change, suppliers of specialty chemicals and materials sometimes consider dropping low volume items from their product lines, which may require, as it has in the past, qualification of new suppliers for raw materials on key programs. These disruptions of key raw materials almost always impact the entire propulsion industry and are not just Aerojet specific. For example, the supply of ammonium perchlorate, a principal raw material used in solid propellant, is limited to a single source that supplies the entire domestic solid propellant industry. This single source, however, maintains two separate manufacturing lines a reasonable distance apart which mitigates the likelihood of a fire, explosion, or other problem impacting production. The industry also presently relies on one primary supplier for graphite fiber, which is used in the production of composite materials. This supplier has multiple manufacturing lines for the product. Although other sources of graphite fiber exist, the addition of a new supplier would require us to qualify the new source for use.
      We are also impacted, as is the rest of the industry, by increases in the prices and lead-times of raw materials used in production on fixed-price contracts. Most recently, we have seen an increase in the price and lead-times of commodity metals, primarily steel, titanium and aluminum. Aerojet monitors the price and supply of these materials and works closely with the suppliers to schedule purchases far enough in advance and in the most economical means possible to reduce program impact.

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
Real Estate
      Through our Aerojet subsidiary, we own approximately 12,600 acres of land in the Sacramento metropolitan area (Sacramento Land). The property is located 15 miles northeast of downtown Sacramento, along U.S. Highway 50, a key growth corridor in the region. We believe our land offers a number of valuable competitive business advantages, including one of the largest single-owner land tracts suitable for development in the Sacramento region, a very low cost basis in our land, and what we believe a desirable “in-fill” location surrounded by developing residential and business properties.
      The Sacramento Land was acquired by Aerojet in the early 1950s for the manufacture and testing of propulsion products. Most of the Sacramento Land was never used for production or testing purposes, rather it was used to provide safe buffer zones for propulsion products. In order to optimize the value of our real estate assets, our plan is to continue to reposition excess Sacramento land holdings for higher and better uses. Currently, we have formal entitlement applications pending for the re-zoning of approximately 5,800 acres of the Sacramento Land. In 2005, we initiated discussions for the re-zoning and annexation process for an approximate 625 acres in the City of Folsom Sphere of Influence. This land has been identified by the local authorities for future annexation into the City of Folsom and is expected to be a mix of uses including residential and commercial. Our efforts regarding entitlement re-zoning changes and annexation for this approximately 6,400 acres are expected to increase the value of this land over it current value.
      In conjunction with our entitlements efforts, we will continue to explore real estate structures (or transactions) that may enhance the value of our real estate assets, including outright sales, and/or joint ventures with real estate developers, residential builders or other third parties. We recently announced our exploration of a possible real estate transaction with one or more substantial residential builders. The focus of the exploratory discussions at this time concerns a possible joint venture relating to our Rio Del Oro project.
      The Sacramento Land is comprised of the following:

	Environmentally	Environmentally
	Unrestricted	Restricted(1)	Total

Land Currently Undergoing Entitlement and Re-zoning	3,010	3,435	6,445
Land Available for Future Entitlements(2)	1,003	—	1,003
Aerojet Operations Land	24	5,108	5,132

Total Sacramento Land	4,037	8,543	12,580

(1)	Land is subject to federal and/or state environmental restrictions (see Note 14(c) in Notes to Consolidated Financial Statements).

(2)	Land is currently zoned Special Planning Area

Land Currently Undergoing Entitlement and Re-zoning
      Easton is the brand name that identifies the approximate 6,400 acres of Sacramento Land for which we are currently seeking entitlement. We expect Easton to become the region’s premier master-planned community which will include a broad range of housing as well as office, industrial, retail, and recreational uses. The table below summarizes acreage for the various projects within Easton, and our best current estimates of when we believe approvals and/or entitlements may be achieved:

	Expected	Environmentally	Environmentally
Project	Approvals/Entitlement	Unrestricted	Restricted	Total

Rio Del Oro	Late 2006	—	2,716	2,716
Glenborough and Easton Place	Late 2007	1,055	330	1,385
Westborough	2008	1,377	277	1,654
Folsom Sphere of Influence	Beyond 2008	522	103	625
Office Park/ Auto Mall	Auto Mall Early 2006	56	9	65

Easton Total		3,010	3,435	6,445

      The environmentally restricted acreage described above is subject to environmental restrictions imposed by state and/or federal regulatory agencies because of Aerojet’s historical propulsion activities, even though most of the land was never used for propulsion, production, and testing. We intend to retain such land until release of these restrictions. We are actively working with the various regulatory agencies that control the environmental restrictions to have them removed as early as practicable.
      Following is a discussion of the various projects within Easton and a description of the environmental restrictions on each of the projects:
      Rio Del Oro — In 2002, we filed an application with the County of Sacramento (County) for a general plan amendment and request for re-zoning of an approximate 2,700 acre project called Rio Del Oro. In 2003, this application was transferred to the newly incorporated City of Rancho Cordova (Rancho Cordova). Our application was submitted in conjunction with an application by a regional homebuilder for the property the homebuilder owns west and adjacent to the Rio del Oro land. In 2001, we granted this regional homebuilder the right to purchase 400 acres of our Rio Del Oro property, for which the purchase price is fixed at $10 million. The homebuilder is obligated to pay costs associated with the entitlements for our portion of Rio Del Oro as well as its other land.
      The Draft Rio Del Oro Specific Plan, dated September 7, 2005 (Plan) includes our 2,700 acres and the homebuilder’s 1,100 acres. The plan calls for 22 different proposed land uses with estimated land areas for each use. The Plan combines these uses into four categories with estimated land acreage for each category as follows:

Land Use(1)	Total

Residential	1,920
Village Services & Employment	521
Education	152
Open Space & Public	1,236

Rio Del Oro Total	3,829

(1)	There are no assurances that Rancho Cordova will approve any plan and if it approves a plan that the plan will conform to the uses and areas describe above.
      The Plan does not separate our portion of the Plan from the homebuilder’s portion. Our estimate for our 2,700 acres is as follows: Residential 1,484 acres; Village Services & Employment, 184 acres; Education, 65 acres; and Open Space & Public, 983 acres.
      Rio Del Oro is subject to certain state environmental restrictions which we are working with state regulators to remove. We believe the first portions of the Rio Del Oro land should have environmental restrictions lifted within the same approximate time frame that Rancho Cordova approves our application for re-zoning. The project also has extensive wetland conservation areas and preserved habitat for certain species on the Federal Endangered Species List. We are working on a conservation plan that will be a part of the approval of the land use application by Ranch Cordova.
      In accordance with the California Environmental Quality Act (CEQA), government and regulatory authorities are required to determine what, if any, impacts a project will have on the environment. Typically the preparation of an Environment Impact Report (EIR) is required, which Rancho Cordova is in the process completing as part of the entitlement process. In addition, in the case of Rio Del Oro, federal agencies, including the U.S. Army Corps of Engineers (Corps), must prepare an environmental impact study (EIS) in accordance with the National Environmental Policy Act (NEPA). Rancho Cordova staff and the applicants have been working to complete the EIR/ EIS since mid-2005. Delays in receiving information from the Corps and the U.S. Fish and Wildlife Service (USFWS) have postponed the release of the EIR/ EIS for public comment. Currently, Rancho Cordova expects the release by March 2006, approximately 6 months later than originally planned. Rancho Cordova’s approval of our land use application is not expected before late 2006.
      Glenborough and Easton Place — In 2004, we announced plans for an approximate 1,400 acre master planned community called Glenborough and Easton Place and filed applications with the County for a general plan amendment and changes in zoning. Easton Place will take full advantage of its location on the Highway 50 corridor, the new light rail station within Easton Place and the existing Aerojet employment base. The Glenborough and Easton Place projects have been well received by the County. The general categories of land use and their currently estimated acreage are as follows:

Land Use(1)	Total

Residential	542
Commercial, Mixed-Use & Office	213
Urban Transit & Mixed-Use Core	95
Open Space & Parkways	455
Schools	20
Community Resources & Roads	75

Glenborough & Easton Place Total	1,400

(1)	There are no assurances that the County will approve any plan and if it approves a plan that the plan will conform to the uses and areas describe above.
      Approximately 330 acres in Glenborough are subject to federal environmental restrictions, which must be lifted before those acres can be developed or sold. We have submitted proposals to the appropriate agencies regarding remedial activities necessary to have the restrictions lifted. We believe these restrictions will not delay the County’s approval for our application. Significant areas will remain subject to environmental restrictions for a period of time after receipt of County approval of our entitlements application. However, we do not expect any delays in the overall project schedule because the sale of those portions of the project is not expected to begin for several years. The County began preparation of the EIR for Glenborough and Easton Place in June 2005. The initial draft of the EIR is expected to be completed in the second half of 2006. This project has a considerable habitat for the Valley Elderberry Long-horned Beetle (VELB), a protected species on the Federal Endangered Species List. We are working with USFWS to develop a comprehensive mitigation plan that will provide suitable mitigation for the impact caused by the project. This mitigation plan will be part of the approval of the land use application by the County. We expect the County’s approval of this project to be granted in late 2007.
      Westborough — In 2004, we filed an application with Rancho Cordova for a general plan amendment for an approximate 1,650 acre project named Westborough. The Westborough application will be completed in two phases. In June 2005, we submitted an updated general plan amendment and a re-zoning application for approximately 1,100 acres as the initial phase of Westborough. Of the approximate 550 acres in the second phase of Westborough, a portion of the land is within the City of Rancho Cordova and a portion is in the County. Consequently, over the next few years, we will be working with the County and City to reach agreement on the terms and conditions for annexation of the County land into Rancho Cordova. Once an agreement is achieved, we will file an application for the second phase. In 2005, we worked with Rancho Cordova to complete the information necessary to commence the EIR for the initial phase of Westborough. Rancho Cordova expects to start the EIR within the next few months. Since the EIR takes at least one year to prepare, we do not expect that Rancho Cordova will complete a first draft of the EIR for review until mid-2007. In 2004, we contracted with a regional homebuilder to sell 100 acres of Westborough, for which the purchase price is fixed at $3.1 million. As partial consideration for this purchase agreement, the regional homebuilder also agreed to remove a restriction on residential development of Westborough extending through 2009 that had been granted to such developer pursuant to a 2001 transaction.
      Approximately 280 acres of the second phase is subject to federal environmental clean-up restrictions which we do not expect to be removed for several years. We do not anticipate delays in our overall project schedule because those portions of the project are part of phase two that will not be entitled for several years. This project also has extensive habitat for the VELB. We are working with USFWS to develop a comprehensive mitigation plan that will provide suitable mitigation for the impact caused by the project. This mitigation plan will be part of the approval of the land use application by Rancho Cordova. We anticipate Rancho Cordova’s approval of the initial phase of this project during 2008.
      Folsom Sphere of Influence — Approximately 625 acres of the Sacramento Land is within a larger area designated as the City of Folsom Sphere of Influence (SOI). Aerojet, in cooperation with the other landowners in the SOI, is working with Folsom to satisfy the conditions of annexation of the entire SOI, including our 625 acres, to Folsom. The proposed land uses for the 625 acres include residential, office, and retail. The annexation process is expected to be lengthy and it is too early to estimate a completion date for the annexation.
      Office Park and Auto Mall — In March 2003, we entered into a joint venture with Panattoni Development Company to develop an office park. An office park is consistent with the existing zoning for the property. We are working with the County and the U.S. Army Corp of Engineers to obtain the necessary approvals.
      In 2004, we submitted an application to the County for a conditional use permit to allow the sale of new cars on approximately 30-acres of the Sacramento Land. The application has been approved by the County Planning Commission; however, opposition to the proposal has recently surfaced. The final County Board of Supervisor action on the application is expected in the first quarter 2006. We sold approximately 20 acres to two automobile dealers in fiscal 2003. The sales completed in 2003 will not be impacted if the conditional use permit is not approved.

Land Available for Future Entitlements
      We believe it will be several years before any of the 1,003 acres of available land available will be processed for a change in entitlements. Some of this land is outside the current Urban Services Boundary established by the County and all of it is far from existing infrastructure, making it uneconomical to attempt to develop it at this time.

Aerojet Operations Land
      We believe that the land currently available for the ongoing Aerojet operations is more than adequate for its long-term needs. As a result, additional land may become available for re-zoning in the future.

Sacramento Real Estate Market
      During the second half of 2005 the rate of new home sales for the Sacramento region has slowed from historically high levels, which has resulted in homebuilders approaching inventory as they did in less exuberant market periods. We expect that this healthy marketplace adjustment will slow the rate of home price and entitled land appreciation. However, we believe a return to more normal market absorption rates and appreciation in land and home prices does not change the long-term prospects for the Sacramento region, which still remains an attractive and affordable alternative to the San Francisco Bay area and other large metropolitan areas of California. The Sacramento Land is positioned in one of the strongest growth corridors of the region, and it commands a unique location advantage. We believe the compelling Sacramento area demographic and real estate fundamentals support our objective of creating value by re-zoning a substantial portion of the Sacramento Land.

Water Supply
      In California, all applications for a change in land use must include a source of water to serve the proposed project. We addressed this critical issue with our 2003 water settlement agreement with the County. Pursuant to that agreement, Aerojet transferred all of the remediated groundwater to the County. Subject to conditions and limitations in the agreement, including all required approvals under CEQA, the County assumed the responsibility for providing replacement water to those water purveyors who have lost wells as a result of groundwater contamination. If the amount of Aerojet’s transferred remediated groundwater is in excess of the replacement water actually provided to the impacted water purveyors, the County has committed to make such excess water available to Aerojet to satisfy the requirements for the Easton project.

Other
      Aerojet owns approximately 400 acres of land in Chino Hills, California. This property was used for the manufacture and testing of ordnance. With the sale of its ordnance business in the mid-1990’s, Aerojet closed this facility and commenced clean-up of the site. At this time, Aerojet continues to work with state regulators and the City of Chino Hills to complete those efforts. Once the remediation is complete and based on the certification of use from the State, Aerojet will work with the City of Chino Hills to maximize the value of the site.
      In addition to the projects described above, we currently lease to third parties approximately 330,000 square feet of office space and 10 acres of land. These leasing activities generated $7 million in revenue in fiscal 2005.
      Although we are actively working with various governmental and regulatory agencies to obtain the necessary entitlements and to lift environmental restrictions, we may not be able to obtain these required approvals in the time periods described in the prior paragraphs, or at all. For a discussions of the risks related to our real estate activities, please see Item 1A, Risk Factors.
Environmental Matters
      Our current and legacy business operations are subject to, and affected by, federal, state, local and foreign environmental laws and regulations relating to the discharge, treatment, storage, disposal, investigation and remediation of certain materials, substances and wastes. Our policy is to conduct our business with due regard for the preservation and protection of the environment. We continually assess compliance with these regulations and management of environmental matters. We believe our operations are in substantial compliance with all applicable environmental laws and regulations.
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
Employees
      As of November 30, 2005, 17% of our 3,101 employees were covered by collective bargaining or similar agreements all of which are due to expire within two years. We believe that our relations with employees are good.
Executive Officers of the Registrant
      See Part III, Item 10 of this Report for information about Executive Officers of the Company.

Item 1A.     Risk Factors
      Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements set forth at the beginning of Item 1 of this Report.

The cancellation or material modification of one or more significant contracts could have a material adverse effect on our ability to realize anticipated sales.
      Sales, directly and indirectly, to the U.S. government and its agencies accounted for approximately 80% of our total net sales in fiscal 2005. Our contracts typically permit the U.S. government to unilaterally modify or terminate a contract or to discontinue funding for a particular program at any time. The cancellation of one or more significant contracts could have a material adverse effect on our ability to realize anticipated sales and profits. The cancellation of a contract, if terminated for cause, could also subject us to liability for the excess costs incurred by the U.S. government in procuring undelivered items from another source. If terminated for convenience, our recovery of costs would be limited to amounts already incurred or committed, and our profit would be limited to work completed prior to termination.

Future reductions or changes in U.S. government spending could negatively affect our sales.
      Our primary aerospace and defense customers include the DoD and its agencies, the government prime contractors that supply products to these customers, and NASA. As a result, we rely on particular levels of U.S. government spending on propulsion systems for defense and space applications and armament systems for precision tactical weapon systems and munitions applications, and our backlog depends, in a large part, on continued funding by the U.S. government for the programs in which we are involved. These spending levels are not generally correlated with any specific economic cycle, but rather follow the cycle of general political support for this type of spending. Although the DoD currently forecasts continued defense budget increases through its fiscal year 2010, which is the remainder of the DoD’s detailed forecast period, future levels of defense spending may not increase and could decrease. Moreover, although our contracts often contemplate that our services will be performed over a period of several years, Congress usually must approve funds for a given program each government fiscal year and may significantly reduce or eliminate funding for a program. A decrease in U.S. military expenditures, or the elimination or curtailment of a material program in which we are involved, could negatively affect our revenues.

A significant percentage of our net sales are generated from fixed-price contracts. If we experience cost overruns on these contracts, we would have to absorb the excess costs and our profitability would be adversely affected.
      Our aerospace and defense contracts generally can be categorized as either “fixed-price” or “cost-reimbursable” contracts. Under fixed-price contracts, we agree to perform specified work for a fixed price and realize all of the profit or loss resulting from variations in the costs of performing the contract. As a result, all fixed-price contracts involve the inherent risk of unreimbursed cost overruns. To the extent we were to incur unanticipated cost overruns on a program or platform subject to a fixed-price contract, our profitability would be adversely affected. For example, our Atlas V contract, which was recently renegotiated, was a fixed-price contract that was historically unprofitable, in part, due to cost overruns. We are also transitioning a fixed-price fire suppression system for the Ford Crown Victoria police vehicle from development to full rate production. Future profitability is subject to risks including the ability of suppliers to deliver components of acceptable quality on schedule and the successful implementation of automated tooling in production processes.
      During fiscal 2005, approximately 60% of Aerojet’s net sales were achieved on fixed-price contracts and 40% on cost reimbursable contracts.

Our success and growth in the aerospace and defense industry depend on our ability to secure contracts. We face significant competition, including from competitors with greater resources than ours, which may adversely affect our market share.
      We encounter intense competition in bidding for contracts. Many of our competitors have financial, technical, production, and other resources substantially greater than ours. Although the downsizing of the defense industry in the early 1990s has resulted in a reduction in the aggregate number of competitors, the consolidation has also strengthened the capabilities of some of the remaining competitors resulting in an increasingly competitive environment. The U.S. government also has its own manufacturing capabilities in some areas. We may be unable to compete successfully with our competitors and our inability to do so could result in a decrease in revenues that we historically have generated from these contracts. Further, the U.S. government may open to competition programs on which we are currently the sole supplier, which could also adversely affect our sales.

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

Future reductions in airbag propellant volume could adversely affect our profitability.
      One of our plants produces large volumes of propellants used in automobile airbags sold to a single customer. These products are subject to extreme cost competition from other potential domestic and foreign suppliers. The loss of significant volume could affect fixed cost absorption in the plant and negatively impact profitability on other products.

Our operations and properties are currently the subject of significant environmental claims, and the numerous environmental and other government regulations to which we are subject may become more stringent in the future and may reduce our profitability.
      We are subject to federal, state, and local laws and regulations that, among other things, require us to obtain permits to operate and install pollution control equipment and regulate the generation, storage, handling, transportation, treatment and disposal of hazardous and solid wastes. We may also be subject to fines and penalties relating to the operation of our existing and formerly owned businesses, and are subject to toxic tort and asbestos suits as well as other third-party lawsuits, due to either our past or present use of hazardous substances or the alleged on-site or off-site contamination of the environment through past or present operations. We may incur material costs in defending these proceedings or claims. Any unexpected adverse judgment or cash outlay could reduce our profitability and leave us with less cash available to service our debt.
      For additional discussion of environmental and legal matters, please see the environmental discussion in Note 14 to Consolidated Financial Statements.

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
      As of November 30, 2005, we had established reserves of $268 million, which we believe to be sufficient to cover our estimated share of the environmental remediation costs at that time. However, given the many uncertainties involved in assessing liability for environmental claims, our reserves may prove to be insufficient. We continually evaluate the adequacy of those reserves, and they could change. In addition, the reserves are based only on known sites and the known contamination at those sites. It is possible that additional remediation sites will be identified in the future or that unknown contamination at previously identified sites will be discovered. This could lead us to have additional expenditures for environmental remediation in the future and given the many uncertainties involved in assessing liability for environmental claims, our reserves may prove to be insufficient.

      For additional discussion of environmental matters, please see the environmental discussion in Note 14 to Consolidated Financial Statements.

The release or explosion of dangerous materials used in our business could disrupt our operations and cause us to incur additional costs and liability.
      The operations of our business involve the handling and production of potentially explosive materials and other dangerous chemicals, including materials used in rocket propulsion and explosive devices. Despite our use of specialized facilities to handle dangerous materials and intensive employee training programs, the handling and production of hazardous materials could result in incidents that temporarily shut down or otherwise disrupt our manufacturing operations and could cause production delays. It is possible that a release of these chemicals or an explosion could result in death or significant injuries to employees and others. Material property damage to us and third parties could also occur. The use of these products in applications by our customers could also result in liability if an explosion or fire were to occur. Any release or explosion could expose us to adverse publicity or liability for damages or cause production delays, any of which could have a material adverse effect on our reputation and profitability.

Disruptions in the supply of key raw materials and difficulties in the supplier qualification process, as well as increases in prices of raw materials, could adversely impact our operations.
      We closely monitor sources of supply to assure that adequate raw materials and other supplies needed in our manufacturing processes are available. As a U.S. government contractor, we are frequently limited to procuring materials and components from sources of supply that meet rigorous customer and/or government specifications. In addition, as business conditions, DoD budgets, and Congressional allocations change, suppliers of specialty chemicals and materials sometimes consider dropping low-volume items from their product lines, which may require us to qualify new suppliers for raw materials on key programs.
      Current suppliers of some insulation materials used in rocket motors have announced plans to close manufacturing plants and discontinue certain product lines. These materials, which include a neoprene compound and silica phenolic used as an insulator, are used industry-wide in the production of rocket motors and, therefore, are key to many of our solid booster/ motor programs. We have qualified new suppliers and materials for this insulation and we expect that such new materials can be available in time to meet our future production needs.
      Another supplier has announced it will stop production of a primary binder compound (R45) used industry-wide in all solid propellants. The U.S. Government and companies operating in the propulsion industry worked together to resolve the availability issue of the R45 primary binder material. In our case, Aerojet entered into a new supply contract which includes a “surcharge” as a price adjustment. We were able accomplish this with the assistance of our customers through similar price adjustment clauses on many of our existing contracts.
      The supply of ammonium perchlorate, a principal raw material used in solid propellant, is limited to a single source that supplies the entire domestic solid propellant industry. This single source, however, maintains two separate manufacturing lines a reasonable distance apart which mitigates the likelihood of a fire, explosion, or other problem impacting production. The industry also currently relies on one primary supplier for graphite fiber, which is used in the production of composite materials. This supplier has multiple manufacturing lines for such material. Although other sources of graphite fiber exist, the addition of a new supplier would require us to qualify the new source for use. As of year end 2005, neither of these key materials has had any indication that their availability is in jeopardy.
      We are also impacted, as is the rest of the industry, by increases in the prices and lead-times of raw materials used in production on various fixed-price contracts. Most recently, we have seen an increase in the price and lead-times of commodity metals, primarily steel, titanium and aluminum. Aerojet monitors the price and supply of these materials and works closely with suppliers to schedule purchases far enough in advance and in the most economical means possible to reduce program impact. Additionally, we have negotiated economic and/or price adjustment clauses tied to commodity indices, whenever possible with our customers. Our past success in negotiating these terms is no indication of our ability to continue to do so.
      Prolonged disruptions in the supply of any of our key raw materials, difficulty qualifying new sources of supply, implementing use of replacement materials or new sources of supply, and/or a continuing increase in the prices of raw materials could have an adverse effect on our operating results, financial condition and/or our cash flows.

Substantially all of our real estate is located in Sacramento County, California making us vulnerable to changes in economic and other conditions in that particular market.
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
      There can be no assurance that the Sacramento market will continue to grow or that conditions will remain favorable. If unfavorable economic or other conditions occur in the region, our business plan could be adversely affected.

We have limited experience in real estate activities.
      While we have owned our Sacramento real estate for over 50 years, we have no significant real estate business experience. Therefore, we do not have any real estate history from which you can draw conclusions about our ability to execute our real estate business plans.

The real estate business is inherently risky.
      Our real estate activities may subject us to the following risks:

•	we may be unable to obtain, or suffer delays in obtaining, necessary re-zoning, land use, building, occupancy and other required governmental permits and authorizations, which could result in increased costs or our abandonment of these projects;

•	we may be unable to complete environmental remediation or to lift state and federal environmental restrictions on our real estate, which could cause a delay or abandonment of these projects;

•	we may be unable to obtain sufficient water sources to service our projects, which may prevent us from executing our plan;

•	our real estate activities require significant capital expenditures and we may not be able to obtain financing on favorable terms, which may render us unable to proceed with our plan;

•	economic and political uncertainties could have adverse effects on consumer buying habits, construction costs, availability of labor and materials and other factors affecting us and the real estate industry in general;

•	our property is subject to federal, state and local regulations and restrictions that may impose significant limitations on our plans. Much of our property is raw land located in areas where the natural habitats of various endangered or protected wildlife species; and

•	if our land use plans are approved by the appropriate governmental authorities, we may face potential lawsuits from those who oppose such plans. Such lawsuits and the costs associated with such opposition could be material and have an adverse effect on our ability to sell properties or realize income from our projects.

      Additionally, the time frame required for approval of our plans means that we may have to wait years for a significant cash return.

The value of our real estate assets could be adversely affected by an increase in interest rates.
      For the past three years, interest rates in the U.S. have been at historically low levels, which has facilitated the financing and purchase of homes. Historical evidence has shown that significant increases in interest rates have a negative impact on housing demand. Since June 30, 2004, the federal funds rate has increased from 1% to 4.25%. If interest rates continue to increase, and the ability or willingness of prospective buyers to finance home purchases is diminished, the value of our real estate assets may decrease.

We have a substantial amount of debt, and the cost of servicing that debt could adversely affect our ability to take actions or our liquidity or financial condition.
      We have a substantial amount of debt for which we are required to make interest and principal payments. As of November 30, 2005, we had $444 million of debt. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future.
      Our level of debt places significant demands on our cash resources, which could:

•	make it more difficult for us to satisfy our outstanding debt obligations;

•	require us to dedicate a substantial portion of our cash for payments on our debt, reducing the amount of our cash flow available for working capital, capital expenditures, acquisitions, entitle our real estate assets, and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in the industries in which we compete;

•	place us at a competitive disadvantage compared to our competitors, some of which have lower debt service obligations and greater financial resources than we do;

•	limit our ability to borrow additional funds; or

•	increase our vulnerability to general adverse economic and industry conditions.
      If we are unable to generate sufficient cash flow to service our debt and fund our operating costs, our liquidity may be adversely affected.

We are obligated to comply with financial and other covenants in our debt that could restrict our operating activities, and the failure to comply could result in defaults that accelerate the payment of our debt.
      Our outstanding debt generally contains various restrictive covenants. These covenants include, among others, provisions restricting our ability to:

•	incur additional debt;

•	make certain distributions, investments and other restricted payments;

•	limit the ability of restricted subsidiaries to make payments to us;

•	enter into transactions with affiliates;

•	create certain liens;

•	sell assets and if sold, use of proceeds; and

•	consolidate, merge or sell all or substantially all of our assets.

      Our secured debt also contains other customary covenants, including, among others, provisions:

•	relating to the maintenance of the property securing the debt, and

•	restricting our ability to pledge assets or create other liens.
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

We may expand our operations through acquisitions, which may divert management’s attention and expose us to unanticipated liabilities and costs. We may experience difficulties integrating any acquired operations, and we may incur costs relating to acquisitions that are never consummated.
      Our business strategy may include continued expansion of our Aerospace and Defense operations through future acquisitions that make both strategic and economic sense. However, our ability to consummate and integrate effectively any future acquisitions on terms that are favorable to us may be limited by the number of attractive acquisition targets, internal demands on our resources and our ability to obtain financing. Our success in integrating newly acquired businesses will depend upon our ability to retain key personnel, avoid diversion of management’s attention from operational matters, integrate general and administrative services and key information processing systems and, where necessary, requalify our customer programs. In addition, future acquisitions could result in the incurrence of additional debt, costs and contingent liabilities. We may also incur costs and divert management attention to acquisitions that are never consummated. Integration of acquired operations may take longer, or be more costly or disruptive to our business, than originally anticipated. It is also possible that expected synergies from future acquisitions may not materialize.
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

We have recently focused our operations through divestitures. We may incur additional costs related to these divestitures, which may negatively impact our profitability.
      In connection with our recent divestitures of the Fine Chemicals and GDX businesses, we may incur additional costs, including costs related to the closure of a manufacturing facility in Chartres, France. This closure in France requires us to comply with certain procedures and processes that are defined under local law and labor regulations. These procedures may require additional cash expenditures, thereby reducing our profitability and our liquidity.

A strike or other work stoppage, or our inability to renew collective bargaining agreements on favorable terms, could have a material adverse effect on our cost structure and ability to run our facilities and produce our products.
      As of November 30, 2005, 17% of our 3,101 employees were covered by collective bargaining or similar agreements all of which are due to expire within two years. If we are unable to negotiate acceptable new agreements with the unions representing our employees upon expiration of the existing contracts, we could experience strikes or work stoppages. Even if we are successful in negotiating new agreements, the new agreements could call for higher wages or benefits paid to union members, which would increase our operating costs and could adversely affect our profitability. If our unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of operations at our facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of our major customers could also have similar effects on us.

A loss of key personnel or highly skilled employees could disrupt our operations.
      Our executive officers are critical to the management and direction of our businesses. Our future success depends, in large part, on our ability to retain these officers and other capable management personnel. In general, we do not enter into employment agreements with our executive officers. We have entered into severance agreements with our executive officers that allow those officers to terminate their employment under particular circumstances, such as a change of control affecting us. Although we believe that we will be able to attract and retain talented personnel and replace key personnel should the need arise, our inability to do so could disrupt the operations of the segment affected or our overall operations. In addition, because of the complex nature of many of our products and programs, we are generally dependent on an educated and highly-skilled engineering staff and workforce. Our operations could be disrupted by a shortage of available skilled employees.

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

If we are unable to effectively and efficiently implement the necessary initiatives to eliminate the material weakness identified in our internal controls and procedures, there could be an adverse effect on our operations or financial results.
      We identified a material weakness in the Information and Communication component of internal control due to: (i) insufficient processes and controls to identify, capture and accurately communicate information in sufficient detail concerning complex, non-routine transactions in a timely manner to appropriate members of our finance and accounting organization that possess the necessary skills, knowledge and authority to determine that such transactions are properly accounted for in accordance with U.S. generally accepted accounting principles, and (ii) the lack of specificity in the existing processes regarding the degree and extent of procedures that should be performed by key finance and accounting personnel in their review of accounting for complex, non-routine transactions to determine that the objective of the review has been achieved. As a result of this material weakness, errors occurred in several significant accounts in fiscal 2005 interim consolidated financial statements that were not detected. The areas most affected by this deficiency include revenue recognition and foreign currency translation. This material weakness impacts our ability to properly account for complex, non-routine transactions in the financial statements. Due to this material weakness, management believes that as of November 30, 2005, our internal control over financial reporting was not effective based on the Committee of Sponsoring Organizations of the Treadway Commission criteria. We have and continue to implement various initiatives in fiscal 2006 to improve our internal controls over financial reporting and address the matters discussed in Management’s Report on Internal Control over Financial Reporting. The implementation of the initiatives and the consideration of additional necessary improvements are among our highest priorities. The Board of Directors, under the direction of the Audit Committee, will continually assess the progress of the initiatives and the improvements, and take further actions as deemed necessary. Until the identified material weakness is eliminated, there is a risk of an adverse effect on our operations or financial results.

Investment returns on pension plan assets and the discount rate used to determine pension liabilities may have a material affect on our shareholders’ deficit.
      In the event pension liabilities (based on the accumulated benefit obligation) exceed pension assets on the annual measurement date as a result of the investment returns on such assets and/or the discount rate used to measure pension liabilities, we would record a material charge which will cause an increase to our shareholders’ deficit.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      Significant operating, manufacturing, research, design and/or marketing facilities are set forth below.
Facilities
Corporate Headquarters
GenCorp Inc.
Highway 50 and Aerojet Road
Rancho Cordova, California 95670
Mailing address:
P.O. Box 537012
Sacramento, California 95853-7012
Manufacturing/ Research/ Design/ Marketing Locations

Aerospace and Defense Aerojet-General Corporation P.O. Box 13222 Sacramento, California 95813-6000	Design/Manufacturing Facilities:
Camden, Arkansas*
Clearfield, Utah*
El Segundo, California*
Gainesville, Virginia*
Jonesborough, Tennessee
Orange, Virginia
Rancho Cordova, California
Redmond, Washington
Socorro, New Mexico*
	Vernon, California*	Marketing/Sales Offices: Huntsville, Alabama* Southfield, Michigan* Washington, DC*
Real Estate 620 Coolidge Drive, Suite 100 Folsom, California 95630*

*	An asterisk next to a facility listed above indicates that it is a leased property.
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
      The following information pertains to legal proceedings, including proceedings relating to environmental matters, which are discussed in detail in Notes 14(b) and 14(c) to the Consolidated Financial Statements.
Groundwater Cases

Sacramento Cases
      Aerojet-General Corporation, along with other industrial Potentially Responsible Parties (PRPs) and area water purveyors, was sued in three cases by approximately 500 individual plaintiffs residing in the vicinity of Aerojet’s facilities near Sacramento, California (the Sacramento cases). One of such cases was voluntarily dismissed by the named plaintiff. As discussed in detail in Notes 14(b) and 14(c) to the Consolidated Financial Statements, through dismissals and settlements, the number of plaintiffs has been reduced to 18. The remaining Sacramento cases are denominated as follows:
      Allen, et al. v. Aerojet-General Corporation, et al., Case No. 97AS06295, Sacramento County Superior Court, served January 14, 1998.
      Smith v. Aerojet-General Corporation, et al., Case No. 05AS01500, Sacramento County Superior Court, served August 14, 2005.
      In the Sacramento cases, the plaintiffs allege that industrial defendants contaminated groundwater provided by the water purveyors as drinking water, which plaintiffs consumed causing illness, death and economic injury. Plaintiffs seek judgment against defendants for unspecified general, special and punitive damages.
      As discussed in detail in Notes 14(b) and 14(c) to the Consolidated Financial Statements, the regulated water entities defendants were dismissed from the litigation. As a result of the plaintiffs’ settlement with McDonnell Douglas Corporation, Aerojet is the only remaining defendant in these cases. Discovery is complete and trial has been set for February 2006.

Orange County Water Case
      Orange County Water District v. Northrop Corporation, et al., Case No. O4CC00715, Orange County (CA) Superior Court, served December 29, 2004. Aerojet and other defendants were sued by the Orange County Water District, a public entity with jurisdiction over groundwater resources and water supplies in Orange County. The plaintiff alleges that groundwater in Orange County, California is contaminated with chlorinated solvents that were allegedly released to the environment by Aerojet and other industrial defendants causing it to incur unspecified response costs and other damages. The plaintiff seeks declaratory relief and recovery of past costs in connection with investigation and remediation of groundwater resources. Aerojet has filed its answer and discovery is ongoing.
Water Entity Cases

SEMOU Related Cases
      In October 2002, Aerojet, along with approximately 65 other individual and corporate defendants, was served with four civil suits filed in the U.S. District Court for the Central District of California pursuant to which plaintiff water purveyors seek recovery of costs allegedly incurred in response to the contamination present at the South El Monte Operable Unit (SEMOU) of the San Gabriel Valley Superfund site. The cases are denominated as follows:
      San Gabriel Valley Water Company v. Aerojet-General Corporation, et al., Case No. CV-02-6346 ABC (RCx), U.S. District Court, Central District of CA, served October 30, 2002.
      San Gabriel Basin Water Quality Authority v. Aerojet-General Corporation, et al., Case No. CV-02-4565 ABC (RCx), U.S. District Court, Central District of CA, served October 30, 2002.

      Southern California Water Company v. Aerojet-General Corporation, et al., Case No. CV-02-6340 ABC (RCx), U.S. District Court, Central District of CA, served October 30, 2002.
      The City of Monterey Park v. Aerojet-General Corporation, et al., Case No. CV-02-5909 ABC (RCx), U.S. District Court, Central District of CA, served October 30, 2002.
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
Olin Case
      GenCorp Inc. v. Olin Corporation, Case No. 5:93CV2269, U.S. District Court, N.D. Ohio, filed October 25, 1993. GenCorp initiated civil proceedings against Olin Corporation (Olin), the owner and operator of a former chemical manufacturing facility located on land formerly owned by the Company, seeking a declaratory judgment that the Company was not liable to Olin for remedial costs. In the same case, Olin counterclaimed against GenCorp, alleging that the Company was jointly and severally liable under CERCLA for remediation costs estimated at $70 million due to its contractual relationship with Olin, operational activities and land ownership by GenCorp. As a defense to Olin’s counterclaim, the Company asserted that under the terms of a 1962 manufacturing agreement with Olin (the 1962 Agreement), Olin had a contractual obligation to insure against environmental and other risks and that its failure to protect such insurance payments under these policies precluded Olin from recovery against the Company for these remediation costs. Further, the Company asserted that any failure on Olin’s part to comply with the terms of such insurance policies would result in the Company being entitled to breach of contract remedies resulting in a reduction in any CERCLA liability amounts determined to be owed to Olin that would have otherwise been recovered from Olin’s insurance carriers (the Reduction Claims).
      The trial court ruled GenCorp liable based on theories of owner and arranger liability under CERCLA. The trial court found GenCorp 30% liable and Olin 70% liable for the Big D site, and GenCorp 40% liable and Olin 60% liable for another site, for CERCLA remediation costs. Notwithstanding such ruling, the trial court has not ruled on the Company’s Reduction Claims; rather, the trial court ruled that the Company’s Reduction Claims are held in abeyance pending the resolution of Olin’s litigation against its insurance carriers.
      On November 21, 2005, after losing its appeal with the Sixth Circuit Court of Appeals and after its petition to the United States Supreme Court for a writ of certiorari was denied, the Company paid the full amount of the judgment plus interest to Olin in the amount of $30 million which resulted in a $28 million unusual charge in the fourth quarter of fiscal 2005.
      In summary, the Reduction Claims portion of the case is on hold pending final resolution in New York federal court (the New York Court) in a case involving Olin and its insurance carriers as to whether Olin’s notice to its insurance carriers was or was not timely. If Olin prevails in the NY Court action against its excess insurance carriers, it is expected that the Company will ultimately benefit from available insurance proceeds as part of the Company’s Reduction Claims. If the NY Court decides Olin’s notice to its insurers was untimely, the Ohio Court could rule in GenCorp Inc. v. Olin Corporation that Olin’s late notice constituted a breach of Olin’s obligation under the 1962 Agreement to protect the insurance; or it could conclude that Olin’s conduct does not support the Company’s Reduction Claims. If the Ohio Court rules that Olin’s late notice is a breach of the 1962 Agreement, then it must determine the damages suffered by the Company as a result of the breach. The Company has argued that the proper measure of damages is the coverage limits of the policies that Olin forfeited — an amount in this case that is more than the judgment paid by the Company to Olin.

      In November 2005, Olin filed a new lawsuit against the Company seeking recovery from the Company of $1 million for certain remediation costs Olin allegedly incurred between January 1, 2000 and December 31, 2004 relating to the sites at issue in the first litigation which was recorded as an unusual charge in the fourth quarter of fiscal 2005.
Vinyl Chloride Litigation
      The following table sets forth information related to our vinyl chloride litigation:

	Year Ended November 30,

	2005	2004	2003

	(Dollars in thousands)
Claims filed	4	14	11
Claims dismissed	9	8	4
Claims settled	9	1	2
Claims pending	10	24	19
Aggregate settlement costs	$18	$425	$55
Average settlement costs	$2	$425	$27
      Legal and administrative fees for the vinyl chloride cases were approximately $0.4 million in each of fiscal years 2005, 2004 and 2003.
Asbestos Litigation
      The following table sets forth information related to our asbestos litigation:

	Year Ended
	November 30,

	2005	2004	2003

	(Dollars in thousands)
Claims filed	149*	63	40
Claims dismissed	65	27	21
Claims settled	2	8**	6
Claims pending	152	70	42
Aggregate settlement costs	$50	$3,073**	$226
Average settlement costs	$25	$384**	$38

*	Includes 30 additional cases filed against PCC Flow Technologies, Inc. and its affiliates (PCC) for which the Company is required to defend and indemnify PCC, effective May 31, 2005. PCC had originally tendered 57 cases to the Company, but 27 of such cases were dismissed prior to the Company’s and PCC’s May 31, 2005 settlement agreement.

**	The number of claims settled and the aggregate settlement costs and average settlement costs for fiscal 2004 include the Goede et al. v. Chesterton Inc. et al. matter in which there was a judgment of approximately $5 million against Aerojet, which was reduced to approximately $2 million after setoff based on plaintiffs’ settlements with other defendants. The total amount paid, including interest accruing from the date of judgment, was $2 million.
      Legal and administrative fees for the asbestos cases for fiscal 2005, fiscal 2004, and fiscal 2003 were approximately $0.5 million, $1.0 million, and $1.4 million, respectively.
Other Legal Proceedings
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
      None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholders’ Matters and Issuer Purchases of Equity Securities
      Our common stock is quoted on the New York Stock Exchange under the trading symbol “GY.” The following table lists, on a per share basis for the periods indicated, the high and low sale prices for the common stock as reported by the New York Stock Exchange:

	Common Stock
	Price

Fiscal Year Ended November 30,	High	Low

2004
First Quarter	$11.74	$10.00
Second Quarter	$11.82	$10.18
Third Quarter	$13.53	$10.77
Fourth Quarter	$17.70	$12.03
2005
First Quarter	$18.99	$16.75
Second Quarter	$21.25	$17.88
Third Quarter	$20.62	$18.20
Fourth Quarter	$19.99	$17.74
      As of January 31, 2006, there were 9,545 holders of record of the common stock. On January 31, 2006, the last reported sale price of our common stock on the New York Stock Exchange was $20.03 per share.
      During each quarter of fiscal 2003 and during the first two quarters of fiscal 2004, we paid a quarterly cash dividend on our common stock of $0.03 per share. Our Board of Directors has eliminated the payment of quarterly dividends effective the third quarter of fiscal 2004. Beginning in December 2004, the senior credit facility restricted the payment of dividends.
      Information concerning long-term debt, including material restrictions relating to payment of dividends on our common stock appears in Part II, Item 7 under the caption “Liquidity and Capital Resources” and at Note 11 in Notes to Consolidated Financial Statements, which is incorporated herein by reference. Information concerning securities authorized for issuance under our equity compensation plans appears in Part III, Item 12 under the caption “Equity Compensation Plan Information” which is incorporated herein by reference.

Item 6.	Selected Financial Data
      The following selected financial data is qualified by reference to and should be read in conjunction with the consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended November 30,

	2005	2004	2003	2002	2001

	(In millions, except per share and dividend amounts)
Net sales(1)(2)	$624	$499	$348	$277	$640
Net income (loss):
Income (loss) from continuing operations, net of income taxes(2)	$(206)	$(86)	$12	$15	$168
Income (loss) from discontinued operations, net of income taxes(1)	(24)	(312)	10	15	(40)

Net income (loss)	$(230)	$(398)	$22	$30	$128

Basic earnings per share of Common Stock
Income (loss) from continuing operations(2)	$(3.78)	$(1.91)	$0.26	$0.36	$3.98
Income (loss) from discontinued operations(1)	(0.43)	(6.91)	0.24	0.35	(0.95)

Total	$(4.21)	$(8.82)	$0.50	$0.71	$3.03

Diluted earnings per share of Common Stock
Income (loss) from continuing operations(2)	$(3.78)	$(1.91)	$0.26	$0.35	$3.94
Income (loss) from discontinued operations(1)	(0.43)	(6.91)	0.24	0.35	(0.94)

Total	$(4.21)	$(8.82)	$0.50	$0.70	$3.00

Cash dividends paid per share of Common Stock	$—	$0.06	$0.12	$0.12	$0.12
Other financial data:
Total assets	$1,057	$1,495	$1,929	$1,656	$1,468
Long-term debt, including current maturities	$444	$577	$538	$387	$214

(1)	On August 31, 2004, we completed the sale of our GDX Automotive (GDX) business. On November 30, 2005, we completed the sale of our Fine Chemicals business. The GDX and Fine Chemicals businesses are classified as discontinued operations in these Consolidated Financial Statements and Notes to Consolidated Financial Statements.

(2)	On October 22, 2001, we completed the sale of our Electronics and Information Systems (EIS) business. The gain on the transaction was $206 million. EIS contributed net sales of $398 million for fiscal 2001.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our business and operations. This is followed by a discussion of our results of operations, including results of our operating segments, for the past two fiscal years. We then provide an analysis of our liquidity and capital resources, including discussions of our cash flows, debt arrangements, sources of capital and financial commitments. In the next section, we discuss the critical accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.
      The following discussion should be read in conjunction with the other sections of this Report, including the Consolidated Financial Statements and Notes thereto appearing in Item 8 of this Report, the Risk Factors appearing in Item 1A of this Report and the disclaimer regarding forward-looking statements appearing at the beginning of Item 1 of this Report. Historical results set forth in Item 6 and Item 8 of this Report should not be taken as indicative of our future operations.
Overview
      We are a technology-based aerospace and defense manufacturer operating primarily in the United States with significant real estate assets. Our continuing operations are organized into two segments:
      Aerospace and Defense — includes the operations of Aerojet-General Corporation, or Aerojet, which develops and manufactures propulsion systems for defense and space applications, armament systems for precision tactical weapon systems and munitions applications. We are one of the largest providers of propulsion systems in the United States and the only company that provides both Solid and Liquid propellant based systems. Primary customers served include major prime contractors to the United States (U.S.) government, the Department of Defense (DoD), and the National Aeronautics and Space Administration (NASA).
      Real Estate — includes activities related to the re-zoning, entitlement, sale, and leasing of our real estate assets. Through our Aerojet subsidiary, we own approximately 12,600 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California just east of Sacramento, which we refer to as the Sacramento Land. We are currently in the process of seeking zoning changes and other governmental approvals on a portion of the Sacramento Land to optimize its value. We have filed applications with and submitted information to governmental and regulatory authorities for approvals necessary to re-zone over 6,400 acres of the Sacramento Land.
      During the second quarter of fiscal 2004, we announced plans to sell our GDX business, which developed and manufactured vehicle sealing systems for automotive original equipment manufacturers. This decision was a result of declining volumes and continued challenges in this market environment including adverse customer pricing pressures, increased material costs, high development and start-up costs and increased working capital requirements. In accordance with our plan to sell the GDX business, we classified our GDX business as a discontinued operation during the second quarter of fiscal 2004. During the third quarter of fiscal 2004, we completed the sale of GDX to Cerberus Capital Management, L.P. for $147 million, subject to adjustment, of which $140 million has been received as of November 30, 2005.
      During the fourth quarter of fiscal 2004, we announced our strategic decision to sell our Fine Chemicals business, which, through Aerojet Fine Chemicals, was a custom manufacturer of active pharmaceutical ingredients and registered intermediates for pharmaceutical and biotechnology companies. This plan was a result of management’s decision to focus our capital and resources on our Aerospace and Defense and Real Estate segments. During the fourth quarter of fiscal 2005, we completed the sale of the Fine Chemicals to American Pacific Corporation (AMPAC) for $114 million, subject to adjustment, consisting of $88 million of cash, unsecured subordinated seller note of $26 million, and the assumption by the buyer of certain liabilities. Additionally, AMPAC will be required to pay us up to $5 million if the Fine Chemical business achieves specified earning targets in the twelve month period ending September 30, 2006. See additional discussion in Note 18 in Notes to Condensed Consolidated Financial Statements.

      For all periods presented, we have classified the results of operations of GDX and Fine Chemicals as discontinued operations in the Consolidated Statements of Operations. The assets and liabilities of Fine Chemicals have been classified as Assets of Discontinued Operations and Liabilities of Discontinued Operations in the Consolidated Balance Sheets as of November 30, 2004.
Business Outlook
      Aerospace and Defense — With the recent completion of deliveries on the Titan program and restructure of the Atlas V contract, sales for these two programs in fiscal 2006 are expected to decline by approximately $70 million from fiscal 2005 sales. Titan sales are expected to rebound in fiscal 2007 and fiscal 2008 when final facilities conversion and other related close-out activities are funded by the U.S. Air Force.
      Real Estate — We expect to actively work with governmental authorities to affect entitlement changes and to lift environmental restrictions for approximately 6,400 acres of the Sacramento Land as soon as practicable. In conjunction with these efforts, we will continue to explore real estate structures (or transactions) that may enhance the value of our real estate assets, including outright sales, and/or joint ventures with real estate developers, residential builders or other third parties. We recently announced our exploration of a possible real estate transaction with one or more substantial residential builders. The focus of the exploratory discussions at this time concerns a possible joint venture relating to our Rio Del Oro project.
Results of Operations

	Year Ended November 30,
				2005 vs.	2004 vs.
	2005	2004	2003	2004	2003

	(In millions)
Net Sales	$624	$499	$348	$125	$151
Costs and Expenses
Cost of products sold	739	447	260	292	187
Selling, general and administrative	30	49	31	(19)	18
Depreciation and amortization	28	31	28	(3)	3
Interest expense	24	35	22	(11)	13
Other (income) expense, net	1	(15)	(9)	16	(6)
Unusual items	37	9	5	28	4

Total costs and expenses	859	556	337	303	219

Income (loss) from continuing operations before income taxes	(235)	(57)	11	(178)	(68)
Income tax (benefit) provision	(29)	29	(1)	(58)	30

Income (loss) from continuing operations	(206)	(86)	12	(120)	(98)
Income (loss) from discontinued operations, net of tax	(24)	(312)	10	288	(322)

Net income (loss)	$(230)	$(398)	$22	$168	$(420)

Net Sales
      Consolidated net sales increased to $624 million in fiscal 2005 compared to $499 million in fiscal 2004. The increase in sales in fiscal 2005 is primarily due to the following programs: Atlas V, Standard Missile, and Terminal High-Altitude Area Defense.
      Consolidated net sales increased to $499 million in fiscal 2004 compared to $348 million in fiscal 2003. The increase in sales was primarily due to $156 million of sales contributed by the propulsion business of ARC, which was acquired in October 2003.

      During fiscal 2005, Lockheed Martin and Raytheon accounted for 39% and 16%, respectively, of net sales. During fiscal 2004, Lockheed Martin and Raytheon accounted for 32% and 15%, respectively, of net sales. During fiscal 2003, Lockheed Martin, Boeing, and Raytheon accounted for 28%, 15%, and 10%, respectively, of net sales. Sales in fiscal 2005, fiscal 2004 and fiscal 2003 directly and indirectly to the U.S. government and its agencies (principally the DoD), including sales to our significant customers discussed above, totaled $501 million, $420 million and $263 million, respectively. Our contracts typically permit the U.S. government to unilaterally modify or terminate a contract or to discontinue funding for a particular program at any time. The cancellation of one or more significant contracts could have a material adverse effect on our ability to realize anticipated sales and profits. The cancellation of a contract, if terminated for cause, could also subject us to liability for the excess costs incurred by the U.S. government in procuring undelivered items from another source. If terminated for convenience, our recovery of costs would be limited to amounts already incurred or committed, and our profit would be limited to work completed prior to termination.

Income (Loss) from Continuing Operations Before Income Taxes
      For fiscal 2005, we reported a loss from continuing operations before income taxes of $235 million compared to a loss from continuing operations of $57 million for fiscal 2004. The increased loss was primarily due to the following:

•	Declines in performance of our Aerospace and Defense and Real Estate segments, primarily driven by the write-down of the inventory associated with the Atlas V contract. See discussion of “Segment Performance,” below.

•	Employee retirement benefit expense of $48 million in fiscal 2005 compared to expense of $44 million in fiscal 2004. See discussion of “Retirement Benefit Plans,” below.

•	Unusual charges of $37 million in fiscal 2005 versus $9 million in fiscal 2004. See discussion of “Unusual Items,” below.

•	Offset by decreased spending related to corporate and other expenses. See discussion of “Corporate and Other Expenses,” below.

•	Offset by decreased interest expense of $11 million in fiscal 2005 as compared to fiscal 2004. The decrease is the result of lower average debt and interest rates as a result of the sale of the GDX Automotive business in August 2004 and our recapitalization transactions, initiated in November 2004 and completed in February 2005.
      We reported a loss from continuing operations before income taxes of $57 million during fiscal 2004 compared to $11 million of income from continuing operations in fiscal 2003. This decrease is primarily due to the following:

•	Declines in segment performance for our Aerospace and Defense and Real Estate segments. See discussion of “Segment Performance,” below.

•	Employee retirement benefit expense of $44 million in fiscal 2004 compared to income of $1 million in fiscal 2003. See discussion of “Retirement Benefit Plans,” below.

•	Interest expense increased to $35 million in fiscal 2004 from $22 million in fiscal 2003. The increase is primarily the result of higher debt levels and average interest rates. Additional debt includes amounts incurred to finance the ARC acquisition completed in October 2003, to fund working capital in fiscal 2004, and to refinance a portion of the 5 3/4% Convertible Subordinated Notes with the issuance of the 2 1/4% Convertible Subordinated Debentures in November 2004. Net cash proceeds from the sale of GDX received in August 2004 and the Equity Offering in November 2004 were held as restricted cash as of November 30, 2004 and were used to reduce debt balances in fiscal 2005.

•	Increased spending related to corporate and other expenses. See discussion of “Corporate and Other Expenses,” below.

•	Unusual charges of $9 million in fiscal 2004 versus $5 million in fiscal 2003. See discussion of “Unusual Items,” below.

Income Tax (Benefit) Provision
      Our tax provision in fiscal 2005 reflects $29 million benefit from continuing operations for the carryback of current and prior year losses resulting in refunds of previously paid taxes. In fiscal 2004, a net income tax provision for continuing operations of $29 million was recorded consisting of $34 million primarily to reflect the uncertainty of realizing tax benefits, given historical losses, offset by $5 million benefit primarily related to research tax credit refund claims. We recorded a net income tax benefit of $1 million in fiscal 2003 resulting from $5 million in domestic federal and state tax settlements.
      At November 30, 2005, we had a federal net operating loss carryforward of approximately $226 million of which $61 million expires in 2024 and $165 million expires in 2025, if not utilized. Approximately $8 million of the net operating loss carryforward relates to the exercise of stock options, the benefit of which will be credited to equity when realized. In addition, we also have federal and state capital loss carryforwards of approximately $153 million and $62 million, respectively, most of which expire in 2009. For state tax purposes, we have approximately $215 million in net operating loss carryforwards of which $3 million expire in 2023, $32 million expire in 2024, and $180 million expire in 2025, if not utilized.
      We also have a federal research credit carryforward of $6 million which begins expiring in 2021; and a California manufacturing investment credit carryforward of $3 million which begins expiring in 2009; and a foreign tax credit carryforward of $6 million which begins expiring in 2010, if not utilized. These tax carryforwards are subject to examination by the tax authorities.

Income (Loss) from Discontinued Operations
      On August 31, 2004, we completed the sale of GDX, including substantially all of the assets of GenCorp Inc. that were used in the GDX business and substantially all of GenCorp Inc.’s worldwide subsidiaries that were engaged in the GDX business, to Cerberus for $147 million, subject to adjustment, of which $140 million has been received as of November 30, 2005. The loss on the sale of the GDX business during fiscal 2004 was $279 million.
      During the third quarter of fiscal 2004, we classified the Fine Chemicals business as a discontinued operation as a result of our plans to sell the business. This plan was a result of management’s decision to focus our capital and resources on our Aerospace and Defense and Real Estate operating segments. On November 30, 2005, we completed the sale of the Fine Chemicals to American Pacific Corporation (AMPAC) for $114 million, subject to adjustment, consisting of $88 million of cash, unsecured subordinated seller note of $26 million, and the assumption by the buyer of certain liabilities. Additionally, AMPAC will be required to pay us up to $5 million based on the Fine Chemical business achieving specified earnings targets in the twelve month period ending September 30, 2006. Income will be recorded in the future on the seller note of $26 million and any contingent payment when realized. The loss on the sale of the Fine Chemicals business during fiscal 2005 was $29 million.
      In November 2003, we announced the closing of a GDX manufacturing facility in Chartres, France. The decision resulted primarily from declining sales volumes with French automobile manufacturers. In June 2004, we completed the legal process for closing the facility and establishing a social plan. In fiscal 2004, an expense of approximately $14 million related to employee social costs was recorded in accordance with SFAS 146, Accounting for Costs Associated with Exit of Disposal Activities. An expense of $1 million was recorded during the fiscal 2005 primarily related to employee social costs that became estimable in fiscal 2005 and is included as a component of discontinued operations. We have not yet recorded expenses associated with certain social benefits due to the uncertainty of the benefit amount. These additional social costs may result in an additional pre-tax expense of up to $2 million and are anticipated to be incurred over the next 12 months.

      Summarized financial information for the discontinued operations is set forth below:

	Year Ended
	November 30,

	2005	2004	2003

	(In millions)
Net sales	$64	$629	$844
Income (loss) before income taxes	(24)	(308)	6
Income tax benefit (provision)	—	(4)	4
Net income (loss) from discontinued operations	(24)	(312)	10
Segment Results
      We evaluate our operating segments based on several factors, of which the primary financial measure is segment performance. Segment performance, which is a non-GAAP financial measure, represents net sales from continuing operations less applicable costs, expenses and provisions for unusual items relating to operations. Segment performance excludes corporate income and expenses, commercial legacy income or expenses, provisions for unusual items not related to the operations, interest expense, and income taxes. We believe that segment performance provides information useful to investors in understanding our underlying operational performance. Specifically, we believe the exclusion of the items listed above permits an evaluation and a comparison of results for ongoing business operations, and it is on this basis that management internally assesses operational performance.

	Year Ended
	November 30,
				2005 vs.	2004 vs.
	2005	2004	2003	2004	2003

		(In millions)
Net Sales:
Aerospace and Defense	$617	$492	$321	$125	$171
Real Estate	7	15	32	(8)	(17)
Intersegment sales elimination	—	(8)	(5)	8	(3)

Total	$624	$499	$348	$125	$151

Segment Performance:
Aerospace and Defense	$(113)	$57	$45	$(170)	$12
Benefit plan income (expense)(1)	(34)	(27)	3	(7)	(30)
Unusual items(2)	10	—	(5)	10	5

Aerospace and Defense	(137)	30	43	(167)	(13)
Real Estate	4	12	23	(8)	(11)

Segment Performance	$(133)	$42	$66	$(175)	$(24)

A reconciliation of segment performance to income from continuing operations before income taxes is shown below:

Segment Performance	$(133)	$42	$66	$(175)	$(24)
Interest expense	(24)	(35)	(22)	11	(13)
Corporate benefit plan expense(1)	(14)	(17)	(2)	3	(15)
Corporate and other expenses	(17)	(38)	(31)	21	(7)
Unusual items(2)	(47)	(9)	—	(38)	(9)

Income (loss) from continuing operations before income taxes	$(235)	$(57)	$11	$(178)	$(68)

(1)	See discussion of benefit plan income (expense) under the caption “Retirement Benefit Plans” following the segment discussion. Discussions of the individual operating segments’ results below exclude these items.

(2)	See discussion of unusual charges under the caption “Unusual Items” following the segment discussion. Discussions of the individual operating segments’ results below exclude these items.
Aerospace and Defense

Fiscal 2005
      Sales for fiscal 2005 increased 25% to $617 million compared to $492 million last year. Included in these amounts were Atlas sales of $84 million in fiscal 2005 and $13 million in fiscal 2004. Excluding Atlas sales, fiscal 2005 sales increased 11% to $533 million compared to $479 million last year. The fiscal 2005 sales improvements excluding Atlas include net increases in most of Aerojet’s product areas with individual program increases of greater than $10 million related to Standard Missile, Terminal High-Altitude Area Defense (THAAD), and Tomahawk.
      Segment performance was a loss of $137 million in fiscal 2005 compared to income of $30 million in fiscal 2004. Excluding the effect of employee retirement benefit plan expense and unusual items, segment performance was a loss of $113 million in fiscal 2005 compared to income of $57 million in fiscal 2004. Significant factors impacting the change in segment performance compared to prior year were: (i) $169 million and $16 million write-down of inventory associated with the Atlas V program in fiscal 2005 and fiscal 2004, respectively, which resulted in increases in costs of products sold; (ii) environmental reserve and recovery adjustments that resulted in a $16 million favorable impact to fiscal 2004 segment performance compared to $4 million expense in fiscal 2005; and (iii) changes in product mix that resulted in lower margins during fiscal 2005.
      As previously reported, recovery of the Atlas V inventory had been subject to several uncertainties. Upon learning that U.S. government funding would not be available to recover past costs, we concluded that renegotiation of our contract with Lockheed Martin Corporation was in our best interest, curtailing future investments and cash outflows. An agreement on revised terms with Lockheed Martin was signed on December 22, 2005. Among other provisions, the revised terms include an increase in unit pricing for 14 motors to be delivered in fiscal 2006 and fiscal 2007. We anticipate negotiating terms for an additional 21 motors, for delivery in fiscal 2008 and beyond, in fiscal 2006. In connection with the renegotiation, we wrote-off $169 million of inventory costs for the design and production of the motors produced under the original contract.

Fiscal 2004
      Net sales for the Aerospace and Defense segment totaled $492 million for fiscal 2004, an increase of 53% compared with sales of $321 million for fiscal 2003. The ARC business acquired in October 2003 contributed $156 million of the increase. Excluding sales increases attributable to the ARC acquisition, programs contributing higher sales were as follows: increased deliveries to Boeing on the F-22/A program, volume on the recently acquired THAAD program and higher sales on programs utilizing electric and liquid thrusters for orbit and attitude maintenance. The sales increases were offset by lower volume on a variety of defense and armament programs.
      Segment performance before unusual items and benefit plan expense was $57 million and $45 million for fiscal 2004 and fiscal 2003, respectively. Segment performance for fiscal 2004 increased over fiscal 2003 performance from higher sales volume, and a $16 million favorable environmental reserve adjustment. Segment performance for fiscal 2004 included an inventory write down of $16 million related to the Atlas V Program.

Real Estate

Fiscal 2005
      Real Estate sales and segment performance for fiscal 2005 were $7 million and $4 million, respectively, compared to $15 million and $12 million, respectively, for fiscal 2004. The fiscal 2004 results included revenue from a property usage agreement and an exclusive mining rights agreement. Results for fiscal 2005 consist of rental property operations and there were no significant sales of real estate assets.

Fiscal 2004
      Real Estate sales and segment performance for fiscal 2004 were $15 million and $12 million, respectively, compared to $32 million and $23 million, respectively, for fiscal 2003. The fiscal 2003 results included sales of real estate assets. Results for fiscal 2004 do not include any sales of real estate assets, but do include revenue from a property usage agreement with the Sacramento Regional Transit for construction of a Light Rail station adjacent to property we intend to develop. We also finalized an agreement with Granite Construction Company for the exclusive rights to mine excess aggregates from certain portions of our Sacramento Land.
Corporate and Other Expenses
      Corporate and other expenses decreased to $17 million in fiscal 2005 compared to $38 million in fiscal 2004. The decrease in spending was primarily due to lower corporate costs as a result of personnel reductions and resource redeployment to Aerojet to adjust for the reduction in operations as a result of the divesture of GDX in August 2004.
      Corporate and other expenses increased to $38 million in fiscal 2004 compared to $31 million in fiscal 2003. The increase in spending was primarily due to the following: (i) increases in professional accounting fees primarily related to Sarbanes-Oxley compliance, (ii) a $2 million environmental remediation charge related to a former operating site, and (iii) increases in insurance costs.
      Corporate and other expenses include costs associated with commercial legacy business matters, including legal and environmental costs.
Retirement Benefit Plans
      Income (expense) from pension and medical and life retirement benefit plans is as follows:

	Year Ended
	November 30,

	2005	2004	2003

	(In millions)
Aerospace and Defense	$34	$27	$(3)
Real Estate	—	—	—
Corporate	14	17	2

Benefit plan (income) expense	$48	$44	$(1)

      The increased cost of benefit plans over the past two fiscal years is primarily due to the deferred recognition of the underperformance of the U.S. pension plan assets in prior years and decreases in the discount rate used to determine benefit obligations, due to lower market interest rates.

Unusual Items
      Charges and gains associated with unusual items are summarized as follows:

	Year Ended
	November 30,

	2005	2004	2003

	(In millions)
Aerospace and Defense:
Unrecoverable portion of legal settlement	$2	$—	$5
Gain on settlements and recoveries	(12)	—	—
Corporate:
Estimated loss on legal matter	29	—	—
Loss on redemption of 9 1/2% Notes	7	—	—
Loss on repayment of 5 3/4% Notes	6	—	—
Loss on termination of the Restated Credit Facility	5	9	—

Unusual items	$37	$9	$5

      In fiscal 2005, we recorded a charge of $2 million related to an estimated legal settlement of the San Gabriel Valley and Chino Hills toxic tort cases. In addition, we recorded an unusual gain of $12 million, $3 million of which related to a settlement with its insurance providers and $9 million of which related to an adjustment of reserves we had established in fiscal 2001 for customer reimbursements of tax recoveries that has been settled. We recorded a charge of $29 million related to the Olin legal matter (see additional discussion in Note 14 in Notes to Condensed Consolidated Financial Statements). We recorded a charge of $18 million as a result of the redemption of $52 million of principal of the 9 1/2% Senior Subordinated Notes (9 1/2% Notes), repayment of $60 million of principal of the 5 3/4% Convertible Subordinated Notes (5 3/4% Notes), and the termination of the Restated Credit Facility.
      In fiscal 2004, we incurred a $9 million charge as a result of the repayment of $70 million of principal of the 5 3/4% Notes.
      In fiscal 2003, we recorded an unusual charge of $5 million representing the unrecoverable portion of an estimated legal settlement with a local water company related to contaminated wells.
Environmental Matters
      Our policy is to conduct our businesses with due regard for the preservation and protection of the environment. We devote a significant amount of resources and management attention to environmental matters and actively manage our ongoing processes to comply with environmental laws and regulations. We are involved in the remediation of environmental conditions that resulted from generally accepted manufacturing and disposal practices at certain plants in the 1950s and 1960s. In addition, we have been designated a PRP with other companies at third party sites undergoing investigation and remediation.
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
      Quarterly, we complete a review of estimated future environmental costs which incorporates, but is not limited to, the following: (i) status of work completed since the last estimate; (ii) expected cost savings related to the substitution of new remediation technology and to information not available previously; (iii) obligations for reimbursement of regulatory agency service costs; (iv) updated cost estimates; (v) costs of complying with the Western Groundwater Administrative Order, including replacement water and remediation upgrades; (vi) estimated costs related to the Inactive Rancho Cordova Test Site (IRCTS) and Aerojet’s Sacramento site; (vii) new information related to the extent and location of previously unidentified contamination; and (viii) additional construction costs. Our review of estimated future remediation costs resulted in additions to our environmental reserves of $14 million in fiscal 2005, $25 million in fiscal 2004 and $12 million in fiscal 2003.
      The effect of the final resolution of environmental matters and our obligations for environmental remediation and compliance cannot be accurately predicted due to the uncertainty concerning both the amount and timing of future expenditures, and due to regulatory or technological changes. We believe, that on the basis of presently available information, the resolution of environmental matters and our obligations for environmental remediation and compliance will not have a material adverse effect on our results of operations, liquidity or financial condition. We will continue our efforts to mitigate past and future costs through pursuit of claims for recoveries from insurance coverage, where available, and other PRPs and continued investigation of new and more cost effective remediation alternatives and associated technologies.
      A summary of our environmental reserve activity is shown below:

	November 30,	2003	2003	November 30,	2004	2004	November 30,	2005	2005	November 30,
	2002	Additions	Expenditures	2003	Additions	Expenditures	2004	Additions	Expenditures	2005

Aerojet	$318	$12	$(32)	$298	$23	$(34)	$287	$13	$(44)	$256
Other Sites	22	—	(5)	17	2	(2)	17	1	(6)	12

Environmental Reserve	$340	$12	$(37)	$315	$25	$(36)	$304	$14	$(50)	$268

      As of November 30, 2005, the Aerojet reserves include $151 million for the Sacramento site, $88 million for Baldwin Park Operable Unit (BPOU), and $17 million for other Aerojet sites.

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

      Pursuant to the Global Settlement covering environmental costs associated with Aerojet’s Sacramento site and its former Azusa site, we can recover up to 88% of its environmental remediation costs for these sites through the establishment of prices for Aerojet’s products and services sold to the U.S. government. Allowable environmental costs are charged to these contracts as the costs are incurred. Aerojet’s mix of contracts can affect the actual reimbursement made by the U.S. government. Because these costs are recovered through forward pricing arrangements, Aerojet’s ability to continue recovering these costs depends on its sustained business volume under U.S. government contracts and programs, and the relative size of its commercial business.
      In conjunction with the sale of EIS, Aerojet entered into an agreement with Northrop Grumman Corporation (Northrop) whereby Aerojet is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement. Amounts reimbursed are subject to annual limitations, with excess amounts carrying over to subsequent periods, the total of which will not exceed $190 million over the term of the agreement, which ends in 2028. As of November 30, 2005, $148 million in potential future reimbursements were available over the remaining life of the agreement.
      As part of the acquisition of the propulsion business of ARC, Aerojet entered into an agreement with ARC pursuant to which Aerojet is responsible for up to $20 million of costs (Pre-Close Environmental Costs) associated with environmental issues that arose prior to Aerojet’s acquisition of the ARC propulsion business. Pursuant to an agreement with the U.S. government which was entered into prior to the closing of the ARC acquisition, these Pre-Close Environmental Costs will be treated as allowable costs and combined with Aerojet environmental costs under the Global Settlement, and will be recovered through the establishment of prices for Aerojet’s products and services sold to the U.S. government. These costs are allocable to all Aerojet operations (including the previously excluded Redmond, Washington operations) beginning in 2005.
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
      In conjunction with our review of environmental reserves discussed above, quarterly we review our estimate of costs that will be recovered under the Global Settlement based on business expected to be conducted under contracts with the U.S. government and our agencies in the future. In fiscal 2005, the increase to the reserve of $14 million resulted in a corresponding increase to the receivable, resulting in a net impact of $5 million in net loss. In fiscal 2004, Aerojet increased its estimated recoveries by $38 million, resulting in a net impact of $16 million of other income in fiscal 2004 primarily as a result of our plan to sell the Fine Chemicals business in fiscal 2004.
Liquidity and Capital Resources

Liquidity Requirements
      Short-term liquidity requirements consist primarily of normal recurring operating expenses; costs associated with legacy business matters, including costs related to our retirement benefit plans; capital expenditures and debt service requirements. We expect to meet these requirements through available cash and our revolving credit facility.
      As of November 30, 2005, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations. We expect to meet long-term liquidity requirements through cash provided from operations, and if necessary, with long-term secured and unsecured borrowings and other debt and equity financing alternatives. The availability and terms of any such financing will depend upon market and other conditions at the time.

Net Cash Provided by (Used in) Operating, Investing, and Financing Activities
      Cash and cash equivalents increased by $23 million during the year ended November 30, 2005. The change in cash and cash equivalents is summarized as follows:

	Year Ended November 30,

	2005	2004	2003

	(In millions)
Net Cash Provided by (Used in) Operating Activities
Continuing operations	$(82)	$5	$(12)
Discontinued operations	(2)	(35)	56

Total	(84)	(30)	44
Net Cash Provided by (Used in) Investing Activities
Continuing operations	289	(78)	(149)
Discontinued operations	(38)	(41)	(31)

Total	251	(119)	(180)
Net Cash Provided by (Used in) Financing Activities	(144)	157	144
Effect of exchange rate fluctuations on cash and cash equivalents	—	(4)	8

Increase in cash and cash equivalents	$23	$4	$16

Net Cash Provided by (Used in) Operating Activities

Continuing Operations
      Fiscal 2005 versus 2004 — Continuing operations used cash of $82 million in fiscal 2005 compared to generating cash of $5 million in fiscal 2004. The year over year change consists of: (i) timing of payables and receivables and working capital increases reflecting sales growth in our Aerospace and Defense segment; (ii) no real estate asset sales in fiscal 2005 versus collection of a $20 million note receivable and real estate sales in fiscal 2004; (iii) a payment in fiscal 2005 of $30 million for the Olin judgment; partially offset by lower interest and corporate costs.
      Fiscal 2004 versus 2003 — Continuing operations generated cash of $5 million in fiscal 2004 compared to cash usage of $12 million in fiscal 2003. The year over year change consists of: (i) improved Aerospace and Defense segment performance before the non-cash impact of retirement benefit plans, including cash flow from the ARC business acquired in October 2003, partially offset by working capital requirements for certain programs including Atlas V; (ii) real estate asset sales in fiscal 2004 and collection of a $20 million note receivable; partially offset by increased interest costs as a result of higher debt levels and increased corporate expenses.

Discontinued Operations
      Discontinued operations used cash of $2 million in fiscal 2005 as compared to $35 million in fiscal 2004, and generated cash of $56 million in fiscal 2003.

Net Cash Provided by (Used In) Investing Activities

Continuing Operations
      Restricted Cash — As of November 30, 2004, we designated $201 million as restricted cash, consisting of a portion of the proceeds from the GDX Automotive sale and the proceeds from the Equity Offering completed in fiscal 2004. This restricted cash was used to repay debt in early fiscal 2005.
      Fiscal 2005 — Continuing operations provided cash of $289 million consisting of $108 million of proceeds from sale of the Fine Chemicals business, $201 million of restricted cash; offset by $20 million in capital expenditures. The proceeds of $108 million from the sale of the Fine Chemicals business consist of the $88 million of cash upon closing and $20 million for reimbursement for capital expenditures and working capital, which is subject to adjustment.
      Fiscal 2004 — Continuing operations used cash of $78 million consisting of $140 million of proceeds from sale of GDX business, $4 million of proceeds from the sale of certain assets acquired with the ARC acquisition; offset by $201 million designated as restricted cash as of fiscal year end 2004, and $21 million in capital expenditures.
      Fiscal 2003 — Continuing operations used cash of $149 million consisting of $138 million paid for the ARC acquisition and $11 million in capital expenditures.

Discontinued Operations
      Discontinued operations used cash of $38 million in fiscal 2005 for capital expenditures in the Fine Chemicals business, of which $17 million was reimbursed pursuant to the amended Fine Chemicals purchase agreement. Cash of $41 million and $31 million in fiscal 2004 and fiscal 2003, respectively, was used for capital expenditures in both the GDX and Fine Chemicals businesses.

Net Cash Provided by (Used in) Financing Activities
      Fiscal 2005 — Cash of $144 million was used primarily reflecting the completion of our recapitalization initiated in November 2004. We redeemed $265 million of outstanding debt including redemption costs, offset by $66 million from the issuance of our additional 2 1/4% Debentures and $56 million from the issuance of Term Loans under our New Credit Facility. In addition, we incurred $6 million in debt issuance costs and received $5 million in other equity transactions.
      Fiscal 2004 — Cash of $157 million was generated reflecting the recapitalization completed in fiscal 2005, and other borrowings and debt repayments. We generated net cash proceeds of $131 million from the issuance of 8.6 million shares of common stock for $16 per share (Equity Offering), and $80 million from the issuance of our 2 1/4% Debentures with net proceeds used to repurchase $79 million of the outstanding 5 3/4% Notes including redemption costs. We also issued $125 million of 4% Convertible Subordinated Notes (4% Notes) and had net debt repayments of $96 million. We paid $9 million in debt issuance costs, received $8 million in other equity transactions, and paid $3 million in dividends on our common stock.
      Fiscal 2003 — Cash of $144 million was generated. We issued $150 million of 9 1/2% Senior Subordinated Notes (9 1/2% Notes), generating net proceeds of $145 million used to finance, in part, the ARC acquisition. We also paid $2 million in net repayments of debt, received $6 million in other equity transactions, and paid $5 million in dividends on our common stock.
      Our Board of Directors eliminated the payment of quarterly dividends effective the third quarter of fiscal 2004. Beginning in December 2004, the senior credit facility restricted the payment of dividends.

Borrowing Activity, Debt and Credit Facility:
      Our borrowing activity in fiscal 2005 and our debt balances as of November 30, 2004 and 2005 were as follows:

	November 30,			November 30,
	2004	Additions	(Payments)	2005

	(In millions)
5 3/4% Convertible Subordinated Notes	$80	$—	$(60)	$20
4% Contingent Convertible Subordinated Notes	125	—	—	125
2 1/4% Convertible Subordinated Debentures	80	66	—	146
9 1/2% Senior Subordinated Notes	150	—	(52)	98
Term Loans	141	56	(142)	55
Other	1	—	(1)	—

Total Debt and Borrowing Activity	$577	$122	$(255)	$444

      The outstanding debt as of November 30, 2005 had effective interest rates ranging from 2.25% to 9.50%, with maturities as follows:

	Term	9 1/2%	5 3/4%	4%	2 1/4%
	Loans	Notes	Notes	Notes	Debenture	Total

	(In millions)
2006	$1	$—	$—	$—	$—	$1
2007	1	—	20	—	—	21
2008	1	—	—	—	—	1
2009	1	—	—	—	—	1
2010	51	—	—	—	—	51
Thereafter	—	98	—	125	146	369

Total Debt	$55	$98	$20	$125	$146	$444

      The New Credit Facility provides for an $80 million revolving credit facility (Revolver) maturing in December 2009, and a credit-linked facility maturing in December 2010, subject to early maturity in January 2007 if the 5 3/4% Notes remain outstanding or have not been cash collateralized by then. As of November 30, 2005, the credit-linked facility consisted of a $55 million term loan subfacility, and a $44 million letter of credit subfacility. Interest rates are based on LIBOR borrowings or Alternate Base Rate borrowings, as defined in the Credit Agreement. The interest rate on the Revolver is LIBOR plus 225 basis points, or Alternate Base Rate plus 125 basis points, subject to adjustment based on our senior leverage ratio to a maximum of LIBOR plus 300 basis points, or Alternate Base Rate plus 200 basis points. The interest rate on the term loan for fiscal 2006 has been amended to LIBOR plus 325 basis points, or Alternate Base Rate plus 225 basis points, subject to a 50 basis point increase in the event that our senior secured debt ratings are lowered to certain levels. The fees on the letter of credit subfacility for 2006 have also been amended to 325 basis points plus any shortfall from LIBOR earned on the credit-linked deposits. The Revolver commitment fee is .5% per annum on the unused balance of the Revolver. As of November 30, 2005, the borrowing limit under the Revolver was $80 million of which we had zero outstanding borrowings. We had $55 million outstanding on the term loan and $27 million outstanding letters of credit as of November 30, 2005.
      The New Credit Facility is secured by substantially all of our assets, including the stock and assets of our material domestic subsidiaries that are guarantors of this facility. We are subject to certain limitations including the ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; and make restricted payments. We are also subject to financial covenants, as amended and are as follows:

	Actual Ratios	Required Covenants Through	Required Covenants Dec. 1, 2005
Financial Covenant	November 30, 2005	November 30, 2005	Through Nov. 30, 2006

Interest coverage ratio	2.68 to 1.00	Not less than: 2.00 to 1.00	Not less than: 2.00 to 1.00
Fixed charge coverage ratio	2.12 to 1.00	Not less than: 1.10 to 1.00	Not less than: 1.15 to 1.00
Leverage ratio	5.39 to 1.00	Not greater than: 7.50 to 1.00	Not greater than: 8.00 to 1.00
Senior leverage ratio	0.00 to 1.00	Not greater than: 2.50 to 1.00	Not greater than: 2.50 to 1.00
      We were in compliance with our financial covenants as of November 30, 2005. In January 2006, we entered into an Amendment to increase the maximum leverage covenant to 8.00 to 1.00 for fiscal 2006 and increase the interest rate on the credit-linked facility as discussed above. In August 2005, we entered into an Amendment and Waiver to the Credit Agreement, which permitted us to provide seller financing in connection with the sale of the Fine Chemicals business and waived compliance with the Fixed Charge Coverage Ratio covenant for the period calculated as of August 31, 2005 due to the non-recurring investment for the Fine Chemicals business.
      Pursuant to the indenture for our 9 1/2% Notes, if the net cash proceeds from sale of the Fine Chemicals business are not used to repay debt senior to the 9 1/2% Notes or reinvested in our business on or before November 30, 2006, we will be required to make an offer to purchase an aggregate principal amount of the 9 1/2% Notes equal to the amount of such unused net sale proceeds at par plus accrued and unpaid interest in the first quarter of fiscal 2007.
      In June 2002, we filed a $300 million shelf registration statement with the Securities and Exchange Commission of which $162 million remains available for issuance. We may use the shelf to issue debt securities, shares of common stock, or preferred stock

Outlook
      As disclosed in Notes 14(b) and 14(c) in Notes to Consolidated Financial Statements, we have exposure for certain legal matters. We believe that it is currently not possible to estimate the impact, if any, that the ultimate resolution of certain of these matters will have on our financial position or cash flows.
      We believe that our existing cash and cash equivalents, existing credit facilities and forecasted operating cash flows will provide sufficient funds to meet our operating plan for the next twelve months. The operating plan for this period provides for full operation of our businesses, interest and principal payments on our debt. We estimate $10 million to $14 million will be paid by us in fiscal 2006 related to Fine Chemicals business purchase price adjustments, including working capital and transaction costs. We may also access capital markets to raise debt or equity financing to fund required debt payments and for acquisitions that make both strategic and economic sense. The timing, terms, size and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing.
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
      The areas most affected by our accounting policies and estimates are revenue recognition for long-term contracts, goodwill and other long-lived assets, retirement benefit plan obligations, litigation, environmental remediation costs and recoveries, and income taxes. Except for income taxes, which are not allocated to our operating segments, these areas affect the financial results of our business segment.
      For a discussion of all of our accounting policies, including the accounting policies discussed below, see Note 1 in Notes to Consolidated Financial Statements.

Revenue Recognition/ Long-Term Contracts
      In our Aerospace and Defense segment, recognition of profit on long-term contracts requires the use of assumptions and estimates related to the contract value or total contract revenue, the total cost at completion and the measurement of progress towards completion. Due to the nature of the programs, developing the estimated total cost at completion requires the use of significant judgment. Estimates are continually evaluated as work progresses and are revised as necessary. Factors that must be considered in estimating the work to be completed include labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, warranty costs, volume assumptions, anticipated labor agreements and inflationary trends, schedule and performance delays, availability of funding from the customer, and the recoverability of costs incurred outside the original contract included in any estimates to complete. Aerojet reviews contract performance and cost estimates for some contracts at least monthly and for others at least quarterly and more frequently when circumstances significantly change. When a change in estimate is determined to have an impact on contract earnings, Aerojet records a positive or negative adjustment to earnings when identified. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on the amounts reported for net sales and segment performance.
      Our aerospace and defense business is derived substantially from contracts that are accounted for in conformity with the American Institute of Certified Public Accountants (AICPA) audit and accounting guide, Audits of Federal Government Contracts and the AICPA’s Statement of Position No. 81-1 (SOP 81-1), Accounting for Performance of Construction-Type and Certain Production Type Contracts. We consider the nature of the individual underlying contract and the type of products and services provided in determining the proper accounting for a particular contract. Each method is applied consistently to all contracts having similar characteristics, as described below. We typically account for these contracts using the percentage-of-completion method, and progress is measured on a cost-to-cost or units-of-delivery basis. Sales are recognized using various measures of progress, as allowed by SOP 81-1, depending on the contractual terms and scope of work of the contract. We recognize revenue on a units-of-delivery basis when contracts require unit deliveries on a frequent and routine basis. Sales using this measure of progress are recognized at the contractually agreed upon unit price. Where the scope of work on contracts principally relates to research and/or development efforts, or the contract is predominantly a development effort with few deliverable units, we recognize revenue on a cost-to-cost basis. In this case, sales are recognized as costs are incurred and include estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs at completion. Revenue on service or time and material contracts is recognized when performed. If at any time expected costs exceed the value of the contract, the loss is recognized immediately.
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

      Revenue that is not derived from long-term development and production contracts, or real estate asset transactions, is recognized when persuasive evidence of a final agreement exists, delivery has occurred, the selling price is fixed or determinable and payment from the customer is reasonably assured. Sales are recorded net of provisions for customer pricing allowances.

Goodwill
      We test goodwill for possible impairment on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; results of testing for recoverability of a significant asset group within a reporting unit; and recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.
      The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of the future performance of the reporting unit to which the goodwill is attributed. The assumptions supporting the estimated future cash flows of the reporting unit, including the discount rate used and estimated terminal value reflect our best estimates.

Retirement Benefit Plans
      Retirement Benefit Plans include defined benefit pension plans and postretirement benefit plans (medical and life benefits). Retirement benefits are a significant cost of doing business and represent obligations that will be ultimately settled far in the future and therefore are subject to estimates. Our pension and medical and life benefit obligations and related costs are calculated using actuarial concepts in accordance with Statement of Financial Accounting Standards No. 87 (SFAS 87), Employer’s Accounting for Pensions, and Statement of Financial Accounting Standards No. 106 (SFAS 106), Employer’s Accounting for Postretirement Benefits Other Than Pensions, respectively. Pension accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made by us. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate applied to determine service cost and interest cost to arrive at pension income or expense for the year.
      The discount rate represents the current market interest rate to determine the present value of future cash flows currently expected to be required to settle pension obligations. The discount rate is determined at the annual measurement date of August 31 for our pension plans, and is subject to change each year based on changes in the overall market interest rates. The assumed rate reflects the market yield for high-quality fixed income debt instruments on the measurement date with maturities matched to the expected future cash flows of benefit obligations. The discount rate used to determine benefit obligations for both continuing and discontinued operations decreased to 5.50% for fiscal 2005 from 6.25% for fiscal 2004. This 75 basis point decline in the discount rate resulted in an increase in the present value of pension benefit obligations as of November 30, 2005 and is a component of pension expense for fiscal 2006.
      The expected long-term rate of return on plan assets represents the rate of earnings expected in the funds invested to provide for anticipated benefit payments. The expected long-term rate of return on plan assets is also determined at the annual measurement date of August 31 for our pension plans. The expected long-term rate of return used to determine benefit obligations was 8.75% for both fiscal 2005 and fiscal 2004. With input from our investment advisors and actuaries, we have analyzed the expected rates of return on assets and determined that these rates are reasonable based on the current and expected asset allocations and on the plans’ historical investment performance and best estimates for future investment performance. Our asset managers regularly review actual asset allocations and periodically rebalance investments to targeted allocations when considered appropriate. At November 30, 2005, the actual asset allocation was consistent with the asset allocation assumptions used in determining the expected long-term rate of return. Management will continue to assess the expected long-term rate of return on assets for each plan based on relevant market conditions and will make adjustments to the assumptions as appropriate.
      Market conditions and interest rates significantly affect assets and liabilities of our pension plans. Pension accounting requires that market gains and losses be deferred and recognized over a period of years. This “smoothing” results in the creation of assets or liabilities which will be amortized to pension costs in future years. The accounting method we utilize recognizes one-fifth of the unamortized gains and losses in the market-related value of pension assets and all other gains and losses including changes in the discount rate used to calculate benefit costs each year. Investment gains or losses for this purpose are the difference between the expected return and the actual return on the market-related value of assets which smoothes asset values over three years. Although the smoothing period mitigates some volatility in the calculation of annual pension costs, future pension costs are impacted by changes in the market value of pension plan assets and changes in interest rates.
      In addition, we maintain postretirement benefit plans (medical and life benefits) other than pensions that are not funded. A one percentage point increase in the assumed trend rate for healthcare costs would have increased the medical and life accumulated benefit obligation recorded as of November 30, 2005 by $2 million and the effect on the service and interest cost components of expense for fiscal 2005 would not have been significant. A one percentage point decrease in the assumed trend rate for healthcare costs would have decreased the medical and life accumulated benefit obligation recorded as of November 30, 2005 by $2 million and the effect on the service and interest cost components of expense for fiscal 2005 would not have been significant.

Contingencies and Litigation
      We are currently involved in certain legal proceedings and, as required, have accrued our estimate of the probable costs for resolution of these claims. These estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions or the effectiveness of strategies related to these proceedings. See Note 14 in Notes to Consolidated Financial Statements for more detailed information on litigation exposure.

Reserves for Environmental Remediation and Recoverable from the U.S. Government and Other Third Parties for Environmental Remediation Costs
      For a discussion of our accounting for environmental remediation obligations and costs and related legal matters, see “Environmental Matters” above and Note 14 in Notes to Consolidated Financial Statements.
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
      As of November 30, 2005, we had accrued environmental remediation liabilities of $268 million. Environmental remediation cost estimation involves significant uncertainties, including the extent of the remediation required, changing governmental regulations and legal standards regarding liability, evolving technologies and the long periods of time over which most remediation efforts take place. A number of factors could substantially change environmental remediation cost estimates, examples of which include: regulatory changes reducing the allowable levels of contaminants such as perchlorate, nitrosodimethylamine or others; enhanced monitoring and testing technology or protocols which could result in the discovery of previously undetected contaminants; and the implementation of new remediation technologies which could reduce future remediation costs.
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
      Based on Aerojet’s projected business volume and the proportion of its business expected to be covered by the Global Settlement, Aerojet currently believes that, as of November 30, 2005, approximately $196 million of its estimated future environmental costs will be recoverable. Significant estimates and assumptions that could affect the future recovery of environmental remediation costs include: the proportion of Aerojet’s future business base and total business volume which will be subject to the Global Settlement; limitations on the amount of recoveries available under the Northrop agreement; the ability of Aerojet to competitively bid and win future contracts if estimated environmental costs significantly increase; the relative size of Aerojet’s commercial business base; the timing of environmental expenditures; and uncertainties inherent in long-term cost projections of environmental remediation projects.

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
      The carrying value of our deferred tax assets is dependent upon our ability to generate sufficient future taxable income. We have established a full valuation allowance against our net deferred tax assets for continuing operations to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, and the length of carryback and carryforward periods and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or a prudent and feasible tax strategy arises that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.
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
Financing Obligations and Other Commitments
      Our financing obligations and other commitments include primarily outstanding notes, senior credit facilities and operating leases. The following table summarizes these obligations as of November 30, 2005 and their expected effect on our liquidity and cash flow in future periods:

		Scheduled Payment Dates
		For the Years Ended November 30,

	Total	2006	2007	2008	2009	2010	Thereafter

	(In millions)
Financing Obligations:
Long-term debt	$444	$1	$21	$1	$1	$51	$369
Operating leases	21	6	5	2	2	1	5

Total	$465	$7	$26	$3	$3	$52	$374

      We also issue purchase orders and make other commitments to suppliers for equipment, materials and supplies in the normal course of business. These purchase commitments are generally for volumes consistent with anticipated requirements to fulfill purchase orders or contracts for product deliveries received, or expected to be received, from customers.
Arrangements with Off-Balance Sheet Risk
      As of November 30, 2005, obligations required to be disclosed in accordance with FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others consisted of:

— $27 million in outstanding commercial letters of credit expiring in 2006 and securing obligations for environmental remediation and insurance coverage.

— Up to $120 million aggregate in guarantees by GenCorp of Aerojet’s obligations to government agencies for environmental remediation activities.

— Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of its obligations under its senior credit facilities and its 9 1/2% Notes.
      In addition, to the items discussed above, we will from time to time enter into certain types of contracts that require us to indemnify parties against potential third-party and other claims. These contracts primarily relate to: (i) divestiture agreements, under which we may provide customary indemnifications to purchasers of our businesses or assets including, for example, claims arising from the operation of the businesses prior to disposition, liability to investigate and remediate environmental contamination existing prior to disposition; (ii) certain real estate leases, under which we may be required to indemnify property owners for other claims arising from the use of the applicable premises; and, (iii) certain agreements with officers and directors, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship.
      The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of November 30, 2005 or 2004.
Recently Issued Accounting Standards
      In December 2004, the FASB issued Statement 123(R), Share-Based Payment, which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. In April 2005, the SEC issued a release which amends the compliance dates for Statement 123(R). We will now be required to adopt the new accounting provisions beginning in the first quarter of fiscal 2006. We could adopt the new standard in one of two ways — the modified prospective transition method or using the modified retrospective transition method. The adoption of the Statement 123(R) will not have a significant effect on our earnings or financial position. Stock option expense after the adoption of SFAS No. 123(R) is not expected to be materially different than the table in Note 2 of Notes to Consolidated Financial Statements and is dependent on levels of share-based payments granted in the future.
      In March 2005, the FASB issued Interpretation 47(FIN 47), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement 143, Accounting for Asset Retirement Obligations. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This interpretation is effective for fiscal years ending after December 15, 2005. We are currently evaluating the effect that the adoption of FIN 47 will have on our financial position and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Policies and Procedures
      As an element of our normal business practice, we have established policies and procedures for managing our exposure to changes in interest rates.
      The objective in managing exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flow and to make overall borrowing costs more predictable. To achieve this objective, we may use interest rate hedge transactions (Swaps) or other interest rate hedge instruments to manage the net exposure to interest rate changes related to our portfolio of borrowings and to balance our fixed rate compared to floating rate debt.
Interest Rate Risk
      We are exposed to market risk principally due to changes in domestic interest rates. Debt with interest rate risk includes borrowings under our senior credit facilities. Other than pension assets and our postretirement benefit liabilities, we do not have any other significant exposure to interest rate risk.
      We have used a combination of fixed and variable rate debt to reduce our exposure to interest rate risk. As of November 30, 2005, our debt totaled $444 million: $389 million, or 88% was at an average fixed rate of 4.81%; and $55 million or 12% was at a variable rate of 7.41%.
      The estimated fair value of our total debt was $497 million as of November 30, 2005 compared to a carrying value of $444 million. The fair value of the convertible subordinated notes and the senior subordinated notes was determined based on quoted market prices as of November 30, 2005. The fair value of the remaining debt was determined to approximate carrying value as the interest rates are generally variable based on market interest rates and reflect current market rates available to us.

Item 8.	Consolidated Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of GenCorp Inc.
We have audited the accompanying consolidated balance sheets of GenCorp Inc. as of November 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ (deficit) equity, and cash flows for each of the three years in the period ended November 30, 2005. Our audits also included the financial statement schedule at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GenCorp Inc. at November 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of GenCorp’s internal control over financial reporting as of November 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young
Sacramento, California
February 7, 2006

GENCORP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended November 30,

	2005	2004	2003

	(In millions, except per share
	amounts)
Net sales	$624	$499	$348
Costs and expenses
Cost of products sold	739	447	260
Selling, general and administrative	30	49	31
Depreciation and amortization	28	31	28
Interest expense	24	35	22
Other (income) expense, net	1	(15)	(9)
Unusual items	37	9	5

Total costs and expenses	859	556	337
Income (loss) from continuing operations before income taxes	(235)	(57)	11
Income tax (benefit) provision	(29)	29	(1)

Income (loss) from continuing operations	(206)	(86)	12
Income (loss) from discontinued operations, net of tax	(24)	(312)	10

Net income (loss)	$(230)	$(398)	$22

Earnings (loss) per share of common stock
Basic and Diluted:
Income (loss) per share from continuing operations	$(3.78)	$(1.91)	$0.26
Income (loss) per share from discontinued operations	(0.43)	(6.91)	0.24

Net income (loss) per share	$(4.21)	$(8.82)	$0.50

Weighted average shares of common stock outstanding	54.6	45.1	43.3

Weighted average shares of common stock outstanding, assuming dilution	54.6	45.1	43.4

Dividends declared per share of common stock	$—	$0.06	$0.12

See Notes to Consolidated Financial Statements.

GENCORP INC.
CONSOLIDATED BALANCE SHEETS

	As of November 30,

	2005	2004

	(In millions, except
	per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$91	$68
Restricted cash	—	23
Accounts receivable, net	82	82
Inventories	57	159
Recoverable from the U.S. government and other third parties for environmental remediation costs	25	36
Prepaid expenses and other	26	12
Assets of discontinued operations	—	94

Total Current Assets	281	474
Noncurrent Assets
Restricted cash	—	178
Property, plant and equipment, net	140	145
Recoverable from the U.S. government and other third parties for environmental remediation costs	171	197
Prepaid pension asset	233	278
Goodwill	102	103
Intangible assets	27	28
Other noncurrent assets	103	92

Total Noncurrent Assets	776	1,021

Total Assets	$1,057	$1,495

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Short-term borrowings and current portion of long-term debt	$1	$23
Accounts payable	57	55
Reserves for environmental remediation	52	51
Income taxes payable	6	35
Postretirement medical and life benefits	12	15
Other current liabilities	142	141
Liabilities of discontinued operations	2	18

Total Current Liabilities	272	338
Noncurrent Liabilities
Convertible subordinated notes	291	285
Senior subordinated notes	98	150
Other long-term debt, net of current portion	54	119
Reserves for environmental remediation	216	253
Postretirement medical and life benefits	138	149
Other noncurrent liabilities	61	60

Total Noncurrent Liabilities	858	1,016

Total Liabilities	1,130	1,354
Commitments and Contingencies
Shareholders’ (Deficit) Equity
Preference stock, par value of $1.00; 15 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150 million shares authorized; 55.6 million shares issued, 55.0 million outstanding in 2005; 54.6 million shares issued, 54.0 million shares outstanding in 2004	6	5
Other capital	181	167
Accumulated deficit	(258)	(28)
Accumulated other comprehensive loss, net of income taxes	(2)	(3)

Total Shareholders’ (Deficit) Equity	(73)	141

Total Liabilities and Shareholders’ (Deficit) Equity	$1,057	$1,495

See Notes to Consolidated Financial Statements.

GENCORP INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

						Accumulated	Total
	Comprehensive	Common Stock			Accumulated	Other	Shareholders’
	Income			Other	Deficit/Retained	Comprehensive	(Deficit)
	(Loss)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

			(In millions, except share and per share amounts)
November 30, 2002		42,968,094	$4	$13	$356	$(13)	$360
Net income	$22	—	—	—	22	—	22
Currency translation adjustments and other, net of taxes	45	—	—	—	—	45	45
Cash dividends of $0.12 per share	—	—	—	—	(5)	—	(5)
Shares issued under stock option and stock incentive plans	—	812,963	—	6	—	—	6

November 30, 2003	$67	43,781,057	4	19	373	32	428

Net loss	$(398)	—	—	—	(398)	—	(398)
Reclassifications and other, net of taxes	(35)	—	—	—	—	(35)	(35)
Cash dividends of $0.06 per share	—	—	—	—	(3)	—	(3)
Proceeds from issuance of common stock (net of offering expenses of $7 million)	—	8,625,000	1	130	—	—	131
Shares issued under stock option and stock incentive plans	—	1,596,110	—	18	—	—	18

November 30, 2004	$(433)	54,002,167	5	167	(28)	(3)	141

Net loss	$(230)	—	—	—	(230)	—	(230)
Change in minimum pension liability, net of taxes	1	—	—	—	—	1	1
Shares issued under stock option and stock incentive plans	—	960,457	1	14	—	—	15

November 30, 2005	$(229)	54,962,624	$6	$181	$(258)	$(2)	$(73)

See Notes to Consolidated Financial Statements.

GENCORP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	November 30,

	2005	2004	2003

	(In millions)
Operating Activities
Income (loss) from continuing operations	$(206)	$(86)	$12
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operations:
Loss on repayment of convertible notes	18	9	—
Foreign currency gain	—	—	(3)
Depreciation and amortization	28	31	28
Stock compensation and savings plan expense	10	8	—
Deferred income taxes	—	28	(17)
Changes in operating assets and liabilities, net of effects of acquisitions and divestiture of businesses:
Accounts receivable, net	11	2	4
Inventories	102	(17)	(16)
Prepaid expenses and other	(16)	7	(9)
Other noncurrent assets	54	31	(2)
Current liabilities	(36)	6	53
Other noncurrent liabilities	(47)	(14)	(62)

Net cash provided by (used in) continuing operations	(82)	5	(12)
Net cash provided by (used in) discontinued operations	(2)	(35)	56

Net Cash (Used in) Provided by Operating Activities	(84)	(30)	44
Investing Activities
Capital expenditures	(20)	(21)	(11)
Proceeds from business dispositions	108	144	—
Restricted cash	201	(201)	—
Acquisition of businesses, net of cash acquired	—	—	(138)
Investing activities of discontinued operations	(38)	(41)	(31)

Net Cash Provided by (Used in) Investing Activities	251	(119)	(180)
Financing Activities
Proceeds from issuance of convertible notes	66	205	150
Repayment of convertible note and senior subordinated note, including redemption costs	(122)	(79)	—
Net proceeds from issuance of common stock	—	131	—
Repayments, net of borrowings on revolving credit facility	—	(30)	(15)
Net short-term debt (repaid) incurred	—	(28)	27
Proceeds from the issuance of other long-term debt	56	2	6
Repayments on other long-term debt	(143)	(40)	(20)
Debt issuance costs	(6)	(9)	(5)
Dividends paid	—	(3)	(5)
Other equity transactions	5	8	6

Net Cash (Used in) Provided by Financing Activities	(144)	157	144

Effect of exchange rate fluctuations on cash and cash equivalents	—	(4)	8

Increase in Cash and Cash Equivalents	23	4	16
Cash and Cash Equivalents at Beginning of Year	68	64	48

Cash and Cash Equivalents at End of Year	$91	$68	$64

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
      The Company is a technology-based aerospace and defense manufacturer operating in the United States with significant real estate assets. The Company’s continuing operations are organized into two segments:
      Aerospace and Defense — includes the operations of Aerojet-General Corporation, or Aerojet, which develops and manufactures propulsion systems for defense and space applications, armament systems for precision tactical weapon systems and munitions applications. The Company is one of the largest providers of propulsion systems in the United States and the only company that provides both Solid and Liquid propellant based systems. Primary customers served include major prime contractors to the United States (U.S.) government, the Department of Defense (DoD), and the National Aeronautics and Space Administration (NASA).
      Real Estate — includes activities related to the re-zoning, entitlement, sale, and leasing of our real estate assets. The Company owns approximately 12,600 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California just east of Sacramento (Sacramento Land). The Company is currently in the process of seeking zoning changes and other governmental approvals on a portion of the Sacramento Land to optimize its value. The Company has filed applications with and submitted information to governmental and regulatory authorities for approvals necessary to re-zone over 6,400 acres of the Sacramento Land.
      On August 31, 2004, the Company completed the sale of its GDX Automotive (GDX) business. On November 30, 2005, the Company completed the sale of its Fine Chemicals business. The GDX and Fine Chemicals businesses are classified as discontinued operations in these Consolidated Financial Statements and Notes to Consolidated Financial Statements (see Note 18).
      The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

b. Workforce
      As of November 30, 2005, 17% of our 3,101 employees were covered by collective bargaining or similar agreements all of which are due to expire within two years.

c. Cash and Cash Equivalents
      All highly liquid debt instruments purchased with a remaining maturity at the date of purchase of three months or less are considered to be cash equivalents. The Company classifies securities underlying its cash equivalents as “available-for-sale” in accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities. The Company aggregates its cash balances by bank, and reclassifies any negative balances to accounts payable.

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

d. Restricted Cash
      On November 30, 2005, the Company received cash proceeds of $108 million, before fees, from the sale of its Fine Chemicals business to American Pacific Corporation (see Note 18). Under the terms of the senior credit facility, the term loan lenders exercised their rights to decline repayment of $55 million outstanding term loans; therefore, releasing the restrictions on the use of such cash.
      As of November 30, 2004, the Company had designated $201 million as restricted cash in accordance with agreements reached with the senior lenders under its senior credit facility. The components of the restricted cash were: (i) $70 million of the proceeds from the sale of GDX and (ii) $131 million of the proceeds from the November 2004 equity offering of the Company’s common stock. During fiscal 2005, the restricted cash was used to repay debt.

e. Fair Value of Financial Instruments
      The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities, approximate fair value because of their short maturities. The estimated fair value of the Company’s total debt was $497 million as of November 30, 2005 compared to a carrying value of $444 million. The fair value of the convertible subordinated notes and the senior subordinated notes was determined based on quoted market prices as of November 30, 2005. The fair value of the remaining debt approximates the carrying value as the interest rates are generally variable based on market interest rates and reflect current market rates available to the Company.

f. Accounts receivable
      Accounts receivable consist of billed and unbilled amounts. Billed amounts include invoices presented to customers which have not been paid. Unbilled amounts are for long-term contracts where revenues have been recorded and billings have not been presented to customers. Amounts for overhead disallowances are reflected in billed receivables and primarily represent estimates of overhead type costs which may not be successfully negotiated and collected.

g. Inventories
      Inventories are stated at the lower of cost or market, generally using the average cost method. General and administrative costs in inventory include bid and proposal, research and development, and environmental expenses.

h. Property, Plant and Equipment
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

i. Goodwill
      Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair values of the identifiable assets acquired and liabilities assumed. Tests for impairment of goodwill are performed on an annual basis, or at any other time, if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company performed the annual impairment tests for goodwill as of September 1, 2005 and 2004 and determined that goodwill was not impaired as of those dates.

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

j. Other Intangible Assets
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

k. Impairment or Disposal of Long-Lived Assets (property, plant and equipment and other intangible assets)
      Impairment of long-lived assets is recognized when events or circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; or current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.
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
      During fiscal 2003, the Company’s GDX Automotive business recognized impairment charges of $6 million to write-down assets at one of its plants in France to their estimated net realizable value upon plant closure (see Note 18). The impaired assets included buildings and machinery and equipment with a net book value prior to impairment of $10 million and an estimated net realizable value of $4 million as of November 30, 2003. During fiscal 2004, the Company recognized impairment charges of $2 million to write-down the remaining value of the assets down to zero. The impairment charges in fiscal 2004 and fiscal 2003 are included as a component of discontinued operations.

l. Revenue Recognition/ Long-Term Contracts
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

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Certain government contracts contain cost or performance incentive provisions that provide for increased or decreased fees or profits based upon actual performance against established targets or other criteria. The Company continually evaluates its performance and incorporates any anticipated penalties and cost incentives into its revenue and earnings calculations. Performance incentives, which increase or decrease earnings based solely on a single significant event, generally, are not recognized until an event occurs.
      Revenue from real estate asset sales is recognized primarily when a sufficient down-payment has been received, financing has been arranged, title, possession, and other attributes of ownership have been transferred to the buyer.
      Revenue that is not derived from long-term development and production contracts, or real estate transactions, is recognized when persuasive evidence of a final agreement exists, delivery has occurred, the selling price is fixed or determinable, and payment from the customer is reasonably assured. Sales are recorded net of provisions for customer pricing allowances.

m. Concentrations

Dependence upon government programs and contracts
      Sales in fiscal 2005, fiscal 2004, and fiscal 2003 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed below, totaled $501 million, $420 million, and $263 million, respectively. The demand for certain of the Company’s services and products is directly related to the level of funding of government programs.

Major customers
      During fiscal 2005, Lockheed Martin Corporation (Lockheed Martin) and Raytheon Company (Raytheon) accounted for 39% and 16%, respectively, of net sales. During fiscal 2004, Lockheed Martin and Raytheon accounted for 32% and 15%, respectively, of net sales. During fiscal 2003, Lockheed Martin, The Boeing Company (Boeing), and Raytheon accounted for 28%, 15%, and 10%, respectively, of net sales.

Credit Risk
      Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash equivalents and trade receivables. The Company invests available cash in money market securities of various banks and securities backed by the U.S. government. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an appropriate allowance for uncollectible accounts receivable based upon the expected collectiblity of all accounts receivable. The Company’s accounts receivables are generally unsecured and are not backed by collateral from its customers. At November 30, 2005, Lockheed Martin and Raytheon accounted for 46% and 21%, respectively, of accounts

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
receivable. At November 30, 2004, Lockheed Martin and Raytheon accounted for 44% and 17%, respectively, of accounts receivable.

Dependence on Single Source and Other Third Party Suppliers
      The Company depends on a single or limited number of outside suppliers for raw materials. The Company closely monitors sources of supply to assure that adequate raw materials and other supplies needed in the manufacturing processes are available. As a U.S. government contractor, the Company is frequently limited to procuring materials and components from sources of supply that can meet rigorous customer and/or government specifications. In addition, as business conditions, the DoD budget, and Congressional allocations change, suppliers of specialty chemicals and materials sometimes consider dropping low volume items from their product lines, which may require, as it has in the past, qualification of new suppliers for raw materials on key programs. Current suppliers of some insulation materials used in rocket motors have announced plans to close manufacturing plants and discontinue certain product lines. These materials, which include a neoprene compound and silica phenolic used as an insulator, are used industry-wide in the production of rocket motors and, therefore, are key to many of the Company’s solid booster/motor programs. The Company has qualified new suppliers and materials for this insulation and it expects that such new materials can be available in time to meet future production needs. Another supplier has announced it will stop production of a primary binder compound (R45) used industry-wide in all solid propellants. The U.S. government and companies operating in the propulsion industry worked together to resolve the availability issue of the R45 primary binder material. The Company entered into a new supply contract which includes a “surcharge” as a price adjustment. The Company was able accomplish this with the assistance of its customers through similar price adjustment clauses on many of the Company’s existing contracts.
      The supply of ammonium perchlorate, a principal raw material used in solid propellant, is limited to a single source that supplies the entire domestic solid propellant industry. This single source, however, maintains two separate manufacturing lines a reasonable distance apart which mitigates the likelihood of a fire, explosion, or other problem impacting production. The industry also currently relies on one primary supplier for graphite fiber, which is used in the production of composite materials. This supplier has multiple manufacturing lines for such material. Although other sources of graphite fiber exist, the addition of a new supplier would require the Company to qualify the new source for use. As of November 30, 2005, neither of these key materials has had any indication that their availability is in jeopardy.
      The Company is also impacted, as is the rest of the industry, by increases in the prices and lead-times of raw materials used in production on various fixed-price contracts. Most recently, the Company has seen an increase in the price and lead-times of commodity metals, primarily steel, titanium and aluminum. The Company monitors the price and supply of these materials and works closely with suppliers to schedule purchases far enough in advance and in the most economical means possible to reduce program impact. Additionally, the Company has negotiated economic and/or price adjustment clauses tied to commodity indices, whenever possible with its customers. The Company’s past success in negotiating these terms is no indication of its ability to continue to do so.
      Prolonged disruptions in the supply of any of key raw materials, difficulty completing qualification of new sources of supply, or implementing use of replacement materials or new sources of supply could have a material adverse effect on the Company’s operating results and financial condition.

n. Research and Development Expenses
      Company-sponsored research and development (R&D) expenses were $13 million in fiscal 2005, $8 million in fiscal 2004, and $7 million in fiscal 2003. Company-sponsored R&D expenses include the costs of technical activities that are useful in developing new products, services, processes or techniques, as well as expenses for technical activities that may significantly improve existing products or processes.

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Customer-sponsored R&D expenditures, which are funded under government contracts, totaled $177 million in fiscal 2005, $130 million in fiscal 2004, and $92 million in fiscal 2003.

o. Environmental Remediation Costs
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

p. Stock-Based Compensation
      The Company applies the provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations to account for awards of stock-based compensation granted to employees.

q. Derivative Financial Instruments
      Forward contracts are marked-to-market each quarter and the unrealized gains or losses are included in other income and expense. Foreign currency transaction gains were less than $1 million and $4 million in fiscal 2004 and fiscal 2003, respectively, including gains and losses on foreign currency forward and option contracts. The Company’s foreign currency transaction and forward contracts were primarily associated with the Company’s GDX business, which was classified as a discontinued operation and substantially all of the assets of GenCorp Inc. that were used in the GDX business were sold effective August 31, 2004 (see Note 18). The Company did not have any forward contracts outstanding as of November 30, 2005.

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Earnings (Loss) Per Share
      A reconciliation of the numerator and denominator used to calculate basic and diluted earnings (loss) per share of common stock (EPS) is presented in the following table:

	Year Ended November 30,

	2005	2004	2003

	(In millions, except per
	share amounts; shares in thousands)
Numerator for Basic and Diluted EPS
Income (loss) from continuing operations	$(206)	$(86)	$12
Income (loss) from discontinued operations, net of tax	(24)	(312)	10

Net income (loss) available to common shareholders	$(230)	$(398)	$22

Denominator for Basic EPS
Weighted average shares of common stock outstanding	54,575	45,097	43,347

Denominator for Diluted EPS
Weighted average shares of common stock outstanding	54,575	45,097	43,347
Employee stock options	—	—	59
Other	—	—	2

	54,575	45,097	43,408

Basic and Diluted:
Income (loss) per basic share from continuing operations	$(3.78)	$(1.91)	$0.26
Income (loss) per basic share from discontinued operations	$(0.43)	$(6.91)	$0.24

Net income (loss) per share	$(4.21)	$(8.82)	$0.50

      The following were not included in the computation of diluted loss per share for fiscal 2005 because the effect would be antidilutive:

Description	Conversion Rate

5 3/4% Convertible Subordinated Notes (5 3/4% Notes)	54.29 Shares per $1,000 outstanding
4% Contingent Convertible Subordinated Notes (4% Notes)	64.81 Shares per $1,000 outstanding
2 1/4% Convertible Subordinated Debentures (2 1/4% Debentures)	50.00 Shares per $1,000 outstanding
      The following were not included in the computation of diluted loss per share for fiscal 2004 because the effect would be antidilutive:

Description	Conversion Rate

5 3/4% Convertible Subordinated Notes	54.29 Shares per $1,000 outstanding
4% Contingent Convertible Subordinated Notes	64.81 Shares per $1,000 outstanding
      The 5 3/4% Notes were not included in the computation of diluted income per share for fiscal 2003 because the effect would be antidilutive.
      The holders of the 4% Notes had the right to convert their notes into GenCorp’s common stock during the calendar quarter ending December 31, 2005 (for the period October 1, 2005 through December 31, 2005) because the stock price contingent conversion condition was met in the calendar quarter ended September 30,

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2005. As discussed above, the shares relating to the 4% Notes were not included in the computation of diluted loss per share because the effect would be antidilutive for fiscal 2005 and fiscal 2004.
      Potentially dilutive securities that are not included in the diluted EPS calculation because they would be antidilutive are employee stock options of 1,914,504 as of November 30, 2005, 2,388,785 as of November 30, 2004, and 2,693,000 as of November 30, 2003.
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

	Year Ended November 30,

	2005	2004	2003

	(In millions, except
	per share amounts)
Net income (loss), as reported	$(230)	$(398)	$22
Add: Stock based compensation expense reported, net of related tax effects	3	1	1
Deduct: Stock based compensation expense determined under fair value based method for all awards, net of related tax effects	(3)	(1)	(2)

Net income (loss), pro forma	$(230)	$(398)	$21

As reported
Basic	$(4.21)	$(8.82)	$0.50

Diluted	$(4.21)	$(8.82)	$0.50

Pro forma
Basic	$(4.21)	$(8.82)	$0.48

Diluted	$(4.21)	$(8.82)	$0.48

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

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of options granted was estimated at the measurement date of grant using a Black-Scholes stock option pricing model with the following weighted average assumptions:

	Year Ended
	November 30,

	2004	2003

Expected life (in years)	5.00	5.00
Volatility	42.00%	44.00%
Risk-free interest rate	3.07%	3.30%
Dividend yield	0.00%	1.50%
      During fiscal 2005, the Company did not issue any stock options to employees. Discontinued operations earnings (loss) per share would not have changed as a result of stock-based compensation expense.

3.	Accounts Receivable, net

	As of
	November 30,

	2005	2004

	(In millions)
Receivables under long-term contracts:
Billed	$45	$46
Unbilled costs and estimated earnings	37	36

Accounts receivable, net	$82	$82

      The unbilled receivable amounts as of November 30, 2005 and 2004 expected to be collected after one year were $3 million and $6 million, respectively. Such amounts are billed either upon delivery of completed units or settlements of contracts.

4.	Inventories

	As of
	November 30,

	2005	2004

	(In millions)
Raw materials and supplies	$2	$2
Work in progress on commercial products	3	—
Long-term contracts at average cost	86	235
Progress payments	(34)	(78)

Inventories	$57	$159

      Inventories applicable to contracts, related to the Company’s Aerospace and Defense segment, include general and administrative costs. The total of such costs incurred in fiscal 2005 and fiscal 2004 were $99 million and $79 million, respectively, and the cumulative amount of general and administrative costs in inventory is estimated to be $8 million and $26 million at November 30, 2005 and 2004, respectively.
      During fiscal 2005, the Company recorded an inventory write-down of $169 million on a contract to design, develop and produce a solid rocket motor for Lockheed Martin’s Atlas V program. Recovery of the Atlas V inventory has been subject to several uncertainties. Until recently, the Company believed that a contract restructuring, projected to occur in late 2005, would permit recovery of inventoried development and production costs. This belief was based on prior statements by government officials regarding funding for the

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Evolved Expendable Launch Vehicle program, and ongoing discussions with the prime contractor over a long period of time, including requests for historical costs and past investment. Recently, the Company learned that government funding is not available to recover past costs, and as a result, the Company concluded renegotiation of the contract was in its best interest to prevent further unrecoverable investment in this historically unprofitable program. Accordingly, on December 22, 2005, the Company reached an agreement with Lockheed Martin Corporation, which spells out the renegotiated terms.
      During fiscal 2004, the Company recorded an inventory write-down of $16 million on the Atlas V program. This write-down relates to unanticipated transition costs from the development phase to the production phase of the contract and the value of materials rendered obsolete by a decision to proceed with qualification and production of an enhanced motor configuration.

5.	Income Taxes
      The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. The Company files a consolidated federal income tax return with its wholly-owned subsidiaries.
      The components of the Company’s income tax (benefit) provision from continuing operations are as follows:

	As of November 30,

	2005	2004	2003

	(In millions)
Current
United States federal	$(29)	$(3)	$9
State and local	—	1	3

	—	(2)	12
Deferred
United States federal	—	28	(12)
State and local	—	3	(1)

	—	31	(13)

Income tax (benefit) provision	$(29)	$29	$(1)

      A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate on book earnings from continuing operations is as follows:

	Year Ended November 30,

	2005	2004	2003

Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	—	(2.1)	5.3
Tax settlements, refund claims, and reserve adjustments, including interest	(0.8)	8.5	(50.1)
Valuation allowance	(18.9)	(91.1)	—
Other, net	(2.8)	(1.7)	0.7

Effective income tax rate	12.5%	(51.4)%	(9.1)%

      The Company increased its fiscal 2005 income tax benefit from continuing operations by $13 million for tax refund claims related to 10 year carryback of prior year’s losses.

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The current year net operating loss resulted in an income tax benefit of $16 million dollars for the portion eligible for carryback to prior years and refund of previously paid taxes. However, to reflect the uncertainty of realizing the benefit of the portion of the net operating losses to be carried forward to offset future taxable income, no benefit has been recorded. Instead, a valuation allowance has been recorded to offset the net deferred tax assets for fiscal 2005. A valuation allowance is required when it is more likely than not that all or a portion of net deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including a Company’s past and future performance, the market environment in which the Company operates, the utilization of tax attributes in the past, the length of carryback and carryforward periods, and evaluation of potential tax planning strategies.
      Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. The Company determines cumulative losses on a rolling twelve-quarter basis. Accordingly, as of May 31, 2004, the Company concluded that it was appropriate to establish a full valuation allowance for its net deferred tax assets. Subsequent to May 31, 2004, the Company has maintained a full valuation allowance on all of its net deferred tax assets. The Company expects to continue to maintain a full valuation allowance until circumstances change.
      The Company reduced its fiscal 2004 income tax expense from continuing operations by $5 million for domestic, federal and state income tax settlements and research tax credit refund claims and tax reserve adjustments for fiscal years 1997 through 2002. The Company is under routine examinations by domestic and foreign tax authorities. While it is difficult to predict the outcome or timing of a particular tax matter, the Company believes it has adequately provided for any reasonable foreseeable outcome related to these matters, and it does not anticipate any material earnings impact from their ultimate resolutions.
      The Company reduced its fiscal 2003 income tax expense from continuing operations by $5 million for domestic, federal and state income tax settlements for 1994 through 2001.
      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities for continuing operations are as follows:

	As of
	November 30,

	2005	2004

	(In millions)
Deferred Tax Assets
Accrued estimated costs	$57	$59
Tax losses and credit carry-forwards	167	120
Depreciation	15	21
Other postretirement and employee benefits	62	66
Valuation allowance	(194)	(150)

Total deferred tax assets	107	116
Deferred Tax Liabilities
Pensions	92	105
Other	15	11

Total deferred tax liabilities	107	116

Total net deferred tax assets	—	—
Less: current deferred tax assets/(liabilities)	—	—

Noncurrent deferred tax assets	$—	$—

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At November 30, 2005, the Company had a federal net operating loss carryforward of approximately $226 million of which $61 million expires in 2024 and $165 million expires in 2025, if not utilized. Approximately $8 million of the net operating loss carryforward relates to the exercise of stock options, the benefit of which will be credited to equity when realized. In addition, the Company has federal and state capital loss carryforwards of approximately $153 million and $62 million, respectively, most of which expire in 2009. For state tax purposes, the Company has approximately $215 million in net operating loss carryforwards of which $3 million expire in 2023, $32 million expire in 2024, and $180 million expire in 2025, if not utilized.
      The Company also has a federal research credit carryforward of $6 million which begins expiring in 2021; and a California manufacturing investment credit carryforward of $3 million which begins expiring in 2009; and a foreign tax credit carryforward of $6 million which begins expiring in 2010, if not utilized. These tax carryforwards are subject to examination by the tax authorities. Cash paid during the year for income taxes of both continuing and discontinued operations was $1 million in fiscal 2005, $10 million in fiscal 2004, and $8 million in fiscal 2003.
      Income taxes payable includes tax reserves for income tax exposure in foreign jurisdictions including those related to the period prior to the Company’s purchase of the Draftex group in December 2000. The reserve is net of the reimbursement to be received by the Laird Group in accordance with the tax indemnification agreement executed at the time of the acquisition.

6.	Property, Plant and Equipment, net

	As of
	November 30,

	2005	2004

	(In millions)
Land	$29	$29
Buildings and improvements	135	128
Machinery and equipment	346	333
Construction-in-progress	12	15

	522	505
Less: accumulated depreciation	(382)	(360)

Property, plant and equipment, net	$140	$145

      Depreciation expense for fiscal 2005, fiscal 2004, and fiscal 2003 was $24 million, $23 million, and $21 million, respectively.

7.	Goodwill
      The goodwill balance at November 30, 2005 and 2004 relates to the Company’s Aerospace and Defense segment. The changes in the carrying amount of goodwill since November 30, 2003 were as follows (in millions):

Balance as of November 30, 2003	$100
Purchase accounting adjustments during fiscal 2004	3

Balance as of November 30, 2004	103
Purchase accounting adjustments during fiscal 2005	(1)

Balance as of November 30, 2005	$102

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During fiscal 2005, goodwill was reduced by $1 million as a result of an adjustment to the valuation of a liability associated with the Atlantic Research Corporation (ARC) acquisition. During fiscal 2004, goodwill of $3 million was recorded as a result of corrections to the valuation of assets and liabilities associated with the ARC acquisition completed in October 2003 and the acquisition of the General Dynamics Ordnance and Tactical Systems Space Propulsion and Fire Suppression business (Redmond, Washington operations) completed in October 2002. The adjustments reflect the use of more accurate data in valuing certain operations acquired as part of the transaction with Sequa which were required by the Federal Trade Commission to be disposed of as a condition to approving the ARC acquisition and in recording the post-retirement obligation associated with the acquired Redmond, Washington operation’s employees.

8.	Intangible Assets

	Gross
	Carrying	Accumulated	Net Carrying
As of November 30, 2005:	Amount	Amortization	Amount

		(In millions)
Customer related	$14	$4	$10
Acquired technology	18	3	15
Other	2	—	2

Intangible assets	$34	$7	$27

	Gross
	Carrying	Accumulated	Net Carrying
As of November 30, 2004:	Amount	Amortization	Amount

		(In millions)
Customer related	$14	$3	$11
Acquired technology	18	2	16
Other	1	—	1

Intangible assets	$33	$5	$28

      Amortization expense related to other intangible assets was $2 million in fiscal 2005, fiscal 2004, and fiscal 2003. Amortization expense for each of the five succeeding years related to other intangible assets at November 30, 2005 is estimated to be $2 million annually.

9.	Other Noncurrent Assets

	As of
	November 30,

	2005	2004

	(In millions)
Note receivable	$26	$—
Other receivable	26	23
Real estate held for entitlement and leasing	32	27
Deferred financing costs	17	21
Other	28	21

	129	92
Less: allowance on note receivable	(26)	—

Other noncurrent assets	$103	$92

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On November 30, 2005, the Company received a $26 million unsecured subordinated note receivable from American Pacific Corporation in connection with sale of the Company’s Fine Chemicals business (see Note 18). The Company recorded a full valuation allowance on the note since the collection was uncertain as of November 30, 2005.
      As of November 30, 2005 and 2004, the Company had a receivable of $26 million and $23 million from Northrop Grumman Corporation related to amounts due related to environmental remediation (see Note 14(d)).
      The Company amortizes deferred financing costs over the term of the related debt. Amortization of financing costs was $2 million, $6 million, and $5 million in fiscal 2005, fiscal 2004, and fiscal 2003, respectively.

10.	Other Current Liabilities

	As of
	November 30,

	2005	2004

	(In millions)
Accrued goods and services	$5	$11
Contract loss provisions	10	15
Advanced payments on contracts	45	22
Accrued compensation and employee benefits	41	37
Interest payable	5	8
Customer reimbursements of tax recoveries	13	25
Other	23	23

Other current liabilities	$142	$141

      The customer reimbursements of tax recoveries relate to a unitary tax settlement and payment is expected during the second quarter of fiscal 2006.

11.	Long-Term Debt

	As of
	November 30,

	2005	2004

	(In millions)
Convertible subordinated notes	$291	$285
Senior subordinated notes	98	150
Other debt	55	142

Total debt	444	577
Less: Amounts due within one year	(1)	(23)

Total long-term debt	$443	$554

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of November 30, 2005, the Company’s annual fiscal year debt maturities are summarized as follows (in millions):

2006	$1
2007	21
2008	1
2009	1
2010	51
Thereafter	369

Total Debt	$444

      Cash paid for interest for continuing and discontinued operations was $29 million, $39 million, and $24 million in fiscal 2005, fiscal 2004, and fiscal 2003, respectively.

a. Convertible Subordinated Notes:

	As of
	November 30,

	2005	2004

	(In millions)
Convertible subordinated notes, bearing interest at 5.75% per annum, interest payments due in April and October, maturing in 2007 (5 3/4% Notes)	$20	$80
Contingent convertible subordinated notes, bearing interest at 4.00% per annum, interest payments due in January and July, maturing in 2024 (4% Notes)	125	125
Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in 2024 (2 1/4% Debentures)	146	80

Total convertible subordinated notes	$291	$285

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

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In November 2004, the Company used the net proceeds from the issuance of the 2 1/4% Debentures to repurchase $70 million aggregate principal amount of 5 3/4% Notes, resulting in an unusual charge of $9 million in fiscal 2004 including the write-off of deferred financing costs associated with the repurchase of the 5 3/4% Notes. The aggregate outstanding principal amount of 5 3/4% Notes at November 30, 2004 was $80 million. In the first quarter of fiscal 2005, an additional $60 million in aggregate principal amount of 5 3/4% Notes was repurchased with net proceeds from the exercise by an initial purchaser of the 2 1/4% Debentures of its option to purchase additional debentures. The repurchase of the 5 3/4% Notes resulted in an unusual charge of $6 million in fiscal 2005, including the write-off of deferred financing costs associated with the repurchased 5 3/4% Notes.
      The holders of the 5 3/4% Notes converted a de minimus amount of their notes into GenCorp’s common stock during fiscal 2005.

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
      The Company may redeem, at its option, some or all of its 4% Notes for cash on or after January 19, 2010. In addition, the Company may, at its option, redeem some or all of its 4% Notes for cash on or after January 19, 2008 and prior to January 19, 2010, if the closing price of its common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the preceding calendar month is more than 125% of the conversion price. Each holder may require the Company to repurchase for cash all or a portion of

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
its 4% Notes on January 16, 2010, 2014, and 2019, or, subject to certain exceptions, upon a change of control. In all cases for either redemption of the 4% Notes or repurchase of the 4% Notes at the option of the holder, the price is equal to 100% of the principal amount of the 4% Notes, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any.
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
      The holders of the 4% Notes had the right to convert their notes into GenCorp’s common stock during the calendar quarters ending June 30, 2005, September 30, 2005, and December 31, 2005 because the stock price contingent conversion conditions were met. The holders of the 4% Notes will not be able to convert their notes into GenCorp’s common stock for the period January 1, 2006 through March 31, 2006 because the stock price contingent was not met in the calendar quarter ended December 31, 2005. Whether the notes will be convertible after March 31, 2006 will depend on the occurrence of events specified in the indenture governing the 4% Notes, including the market price of our common stock.

2 1/4% Convertible Subordinated Debentures
      In November 2004, the Company issued $80 million in aggregate principal amount of its 2 1/4% Debentures in a private placement pursuant to Section 4(2) and Rule 144A under the Securities Act of 1933. In December 2004, an initial purchaser exercised its option to purchase additional 2 1/4% Debentures totaling $66 million aggregate principal amount. The 2 1/4% Debentures have been registered for resell for the purchasers who requested registration. The 2 1/4% Debentures mature in November 2024. Interest on the 2 1/4% Debentures accrues at a rate of 2 1/4% per annum and is payable on May 15 and November 15, beginning May 15, 2005.
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

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Each holder may require the Company to repurchase all or part of their 2 1/4% Debentures on November 20, 2011, November 15, 2014 and November 15, 2019, or upon the occurrence of certain events, at a price equal to 100% of the principal amount of the 2 1/4% Debentures plus accrued and unpaid interest, including liquidated damages, if any, payable in cash, to but not including the repurchase date, plus, in certain circumstances, a make-whole premium, payable in Company common stock.
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
      Issuance of the 2 1/4% Debentures during fiscal 2004 generated net proceeds of approximately $77 million, which were used to repurchase $70 million of the 5 3/4% Notes. During fiscal 2005, the initial purchaser exercised its option to purchase an additional $66 million of 2 1/4% Debentures. Net cash proceeds were $64 million and were used to repurchase $60 million of the 5 3/4% Notes.

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

b. Senior Subordinated Notes:

	As of
	November 30,

	2005	2004

	(In millions)
Senior subordinated notes, bearing interest at 9.50% per annum, interest payments due in February and August, maturing in 2013 (9 1/2% Notes)	$98	$150

9 1/2% Senior Subordinated Notes
      In August 2003, the Company issued $150 million aggregate principal amount of its 9 1/2% Notes due 2013 in a private placement pursuant to Section 4(2) and Rule 144A under the Securities Act of 1933. The 9 1/2% Notes have been exchanged for registered, publicly tradable notes with substantially identical terms. The 9 1/2% Notes mature in August 2013. All or any portion of the 9 1/2% Notes may be redeemed by the Company at any time on or after August 15, 2008 at redemption prices beginning at 104.75% and reducing to 100% by August 15, 2011. If the Company undergoes a change of control or sells assets, it may be required to offer to purchase the 9 1/2% Notes from the holders of such notes.
      The 9 1/2% Notes are unsecured and subordinated to all of the Company’s existing and future senior indebtedness, including borrowings under its senior credit facilities. The 9 1/2% Notes rank senior to the 5 3/4% Notes, the 4% Notes, and the 2 1/4% Debentures. The 9 1/2% Notes are guaranteed by the Company’s material domestic subsidiaries. Each subsidiary guarantee is unsecured and subordinated to the respective subsidiary’s existing and future senior indebtedness, including guarantees of borrowings under the senior credit facilities. The 9 1/2% Notes and related guarantees are effectively subordinated to the Company’s and the subsidiary guarantors’ secured debt and to any and all debt and liabilities, including trade debt of the Company’s non-guarantor subsidiaries.
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
      Pursuant to the 9 1/2% Notes Indenture, if the net cash proceeds from the sale of the Fine Chemicals business are not used to repay debt senior to the 9 1/2% Notes or reinvested in the business on or before November 30, 2006, the Company will be required to make an offer to purchase an aggregate principal amount of such unused net sale proceeds at par plus accrued and unpaid interest in the first quarter of fiscal 2007.
      Issuance of the 9 1/2% Notes generated net proceeds of approximately $145 million. The Company used a portion of the net proceeds to repay outstanding revolving loans under its senior credit facilities, and the balance of the net proceeds to finance a portion of the purchase price of the acquisition of substantially all of the assets of the propulsion business of Atlantic Research Corporation and to pay related fees and expenses.
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

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

c. Other Debt:

	As of
	November 30,

	2005	2004

	(In millions)
Term loan A, bearing interest at various rates (5.1% as of November 30, 2004), payable in quarterly installments of approximately $5 million plus interest through December 2004 and then four quarterly installments of approximately $7 million plus interest through December 2005, with the 2004 quarterly installments prepaid in January 2004	$—	$28
Term loan B, bearing interest at various rates (average rate of 6.02% as of November 30, 2004), payable in quarterly installments of approximately $300,000 plus interest through December 2005 and then four quarterly installments of approximately $8 million plus interest through December 2006, final payment of approximately $79 million due in March 2007	—	113
Term loan, bearing interest at various rates (rate of 7.41% as of November 30, 2005), payable in quarterly installments of approximately $250,000 plus interest, maturing in 2010	55	—
Revolving Credit Facility, bearing interest on borrowed amounts at various rates (8.50% as of November 30, 2005) maturing in 2009	—	—
Other	—	1

Total other debt	55	142
Less: Amounts due within one year	(1)	(23)

Other long-term debt, net of current portion	$54	$119

Revolving Credit Facility and Term Loans
      In December 2004, the Company entered into a new $180 million credit facility (New Credit Facility) with a syndicate of lenders. The New Credit Facility provides for an $80 million revolving credit facility (Revolver) maturing in December 2009, and a $100 million credit-linked facility maturing in December 2010; subject to early maturity in January 2007 if the 5 3/4% Notes remain outstanding or have not been cash collateralized by then. As of November 30, 2005, the credit-linked facility consisted of a $55 million term loan subfacility and a $44 million letter of credit subfacility. Interest rates are based on LIBOR borrowings or Alternate Base Rate borrowings, as defined in the Credit Agreement. The interest rate on the revolving credit facility is currently LIBOR plus 225 basis points, or Alternate Base Rate plus 125 basis points, subject to adjustment based on the Company’s senior leverage ratio, to a maximum of LIBOR plus 300 basis points, or Alternate Base Rate plus 200 basis points. The interest rate on the term loan for fiscal 2006 has been amended

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to be LIBOR plus 325 basis points, or Alternate Base Rate plus 225 basis points, subject to a 50 basis point increase in the event that the Company’s senior secured debt ratings are lowered to certain levels. The fees on the letter of credit subfacility for 2006 have also been amended to be 325 basis points plus any shortfall from LIBOR earned on the credit-linked deposits, subject to a 50 basis point increase in the event that the Company’s senior secured debt ratings are lowered to certain levels. The Revolver commitment fee is .5% per annum on the unused balance of the Revolver. As of November 30, 2005, the borrowing limit under the Revolver was $80 million of which the Company had zero outstanding borrowings. The Company also had $55 million outstanding on the term loan and $27 million outstanding letters of credit.
      The New Credit Facility is secured by substantially all of the Company’s assets, including the stock and assets of its material domestic subsidiaries that are guarantors of this facility. The Company is subject to certain limitations including the ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; and make restricted payments. The Company is also subject to financial covenants as amended, and are as follows:

	Actual Ratios	Required Covenants	Required Covenants Dec. 1, 2005
Financial Covenant	November 30, 2005	Through November 30, 2005	Through Nov. 30, 2006

Interest coverage ratio	2.68 to 1.00	Not less than: 2.00 to 1.00	Not less than: 2.00 to 1.00
Fixed charge coverage ratio	2.12 to 1.00	Not less than: 1.10 to 1.00	Not less than: 1.15 to 1.00
Leverage ratio	5.39 to 1.00	Not greater than: 7.50 to 1.00	Not greater than: 8.00 to 1.00
Senior leverage ratio	0.00 to 1.00	Not greater than: 2.50 to 1.00	Not greater than: 2.50 to 1.00
      The Company was in compliance with its financial covenants as of November 30, 2005. In January 2006, the Company entered into an Amendment to increase the maximum leverage covenant to 8.00 to 1.00 for fiscal 2006 and increase the interest rate on the credit linked facility as discussed above. In August 2005, the Company entered into an Amendment and Waiver to the Credit Agreement, which permitted the Company to provide seller financing in connection with the sale of the Fine Chemicals business and waived compliance with the Fixed Charge Coverage Ratio covenant for the period calculated as of August 31, 2005 due to the non-recurring investment for the Fine Chemicals business.
      The New Credit Facility replaces the previous credit facility (Restated Credit Facility), which was terminated by the Company in December 2004. The outstanding term loans totaling $141 million plus accrued interest under the Restated Credit Facility were repaid in full using restricted cash from the proceeds of the GDX Automotive sale completed in August 2004 and an equity offering completed in November 2004. The Company recorded an unusual charge of $5 million as a result of the termination of the Restated Credit Facility in the first quarter of fiscal 2005, representing the write-off of deferred financing costs.
      The Restated Credit Facility existing as of November 30, 2004 was originally a $500 million facility entered into in December 2000 to finance an acquisition and to refinance a former credit facility. As a result of amendments in 2001 and repayment of debt using proceeds from the sale of Aerojet’s EIS business, the credit facility was restructured to consist of a $137 million revolving credit facility and a Term Loan A maturing in December 2005. In October 2002, the Company amended and restated the credit facility to provide for a new Term Loan B in the amount of $115 million maturing in March 2007. Proceeds of the Term Loan B were used to finance the acquisition of the Redmond, Washington operations and repay outstanding revolving loans.
      The Company entered into several amendments, consents and waivers (Amendments) with the lenders of the Restated Credit Facility during fiscal 2003 and fiscal 2004 to among other things (i) amended certain financial covenants; (ii) permitted the issuance and use of proceeds of the 9 1/2% Notes and the 4% Notes; (iii) allowed the sale of the GDX business and provided temporary restrictions on the $70 million of net proceeds; and (iv) allowed for temporary restrictions on the net proceeds from the issuance of common stock in the public offering.

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Other
      Prior to the sale of GDX, the Company had credit facilities in Europe and Canada, as well as other bank loans and capitalized leases relating to its discontinued operations. With the sale of GDX effective August 31, 2004 (see Note 18), the outstanding debt relating to the GDX business was paid in full or assumed by Cerberus and the foreign credit facilities were terminated. The remaining balance of other debt of less than $1 million and $1 million as of November 30, 2005 and 2004, respectively, represents a capitalized equipment lease for continuing operations.

Interest Rate Swaps
      Effective January 2003, the Company entered into interest rate swap agreements on $100 million of its variable rate term loan debt for a two-year period. Under the swap agreements, the Company made payments based on a fixed rate of 6.02% and receive a London InterBank Offered Rate (LIBOR) based variable rate (5.81% as of November 30, 2004). The Company accounts for the interest rate swaps pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and there was no material ineffectiveness recognized in earnings. As of November 30, 2004, the fair value of these swaps was immaterial and the swaps were terminated in December 2004 concurrent with the repayment of the term loans.

12.	Acquisitions

ARC Acquisition
      On October 17, 2003, the Company’s Aerospace and Defense segment completed the acquisition of substantially all of the assets of the propulsion business of Atlantic Research Corporation (ARC), a subsidiary of Sequa Corporation (Sequa), at a purchase price of $144 million, comprised of $133 million in cash and direct acquisition costs and purchase price adjustments of $11 million. This acquisition makes Aerojet a leading supplier of solid rocket motors for tactical and missile defense applications and complements Aerojet’s capabilities for air breathing and strategic systems.

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The table presented below summarizes the allocation of the fair value of ARC’s assets acquired and liabilities assumed as of the acquisition date:

October 17, 2003

(In millions)
Current assets	$51
Noncurrent assets	53
Intangible assets subject to amortization(1)
Customer related(2)	12
Process technology(3)	7
Goodwill	61

Total assets acquired	184

Current liabilities	23
Noncurrent liabilities	17

Total liabilities assumed	40

Net assets acquired	$144

(1)	25 year weighted average useful life.

(2)	27 year life on customer related intangibles.

(3)	22 year life on process technology.
      The Company recorded $61 million of goodwill in its Aerospace and Defense segment and expects $32 million of goodwill to be deductible for tax purposes. As a condition to the Federal Trade Commission’s approval of the acquisition of the propulsion business from ARC, Aerojet was required to divest the former ARC in-space propulsion business operated out of facilities located in New York and the United Kingdom. As such, $6 million of assets and $2 million of liabilities at these locations were recorded as held for sale and were included in assets and liabilities of discontinued operations, respectively, as of November 30, 2003. During fiscal 2004, the Company adjusted the valuation of the assets and liabilities held for sale by $2 million as a result of more accurate data and sold the business to American Pacific Corporation for approximately $4 million in cash and the assumption of certain liabilities. During fiscal 2005, goodwill was reduced by $1 million as a result of an adjustment to the valuation of a liability.

13.	Retirement Benefits

a. Plan Descriptions
      Pension Benefits — The Company has defined benefit pension plans covering substantially all salaried and hourly employees. Normal retirement age is 65, but certain plan provisions allow for earlier retirement. Pension benefits are calculated under formulas based on average earnings and length of service for salaried employees and under negotiated non-wage based formulas for hourly employees. At the beginning of fiscal 2005 the Company had three qualified defined benefit pension plans. The Company merged its two most significant plans effective August 31, 2005. The merger provides economies in the administrative functions, may reduce volatility of future contributions to the plan, if any, and avoids a charge to shareholders’ deficit as of November 30, 2005 due to a shortfall of assets in one of the plans prior to the merger caused primarily from the decline in interest rates. Adjustment to shareholders’ deficit in the future could be required based on future market returns on plan assets and changes in interest rates. The Company’s funding policy complies with funding requirements under applicable laws and regulations, and most participants are covered under its most significant pension plan which meets the IRS full funding requirements as of November 30, 2005.

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Medical and Life Benefits — The Company provides medical and life insurance benefits (postretirement benefits) to certain eligible retired employees, with varied coverage by employee group. Generally, employees hired after January 1, 1997 are not eligible for medical and life insurance benefits. The medical benefit plan provides for cost sharing between the Company and its retirees in the form of retiree contributions, deductibles, and coinsurance. Medical and life benefit obligations are unfunded.
      On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) was signed into law. The Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. During the fourth quarter of fiscal 2004, the Company elected to record the effects of the Act in accordance with the guidelines of FASB Staff Position No. 106-2 (FSP 106-2) Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003. The Company reduced its accumulated plan benefit obligation by $3 million related to the Act and expects to receive an annual federal subsidy of less than $0.5 million per year beginning in fiscal 2006.
      During fiscal 2005, the Company recorded a legal settlement charge of less than $1 million related to the Wotus, et al. v. GenCorp Inc. et al. case and related cases. The remaining estimated medical costs of the settlement of $12 million to $18 million will be accounted for as a plan amendment pursuant to SFAS 106, Employer’s Accounting for Postretirement Benefits Other Than Pensions, and amortized over a period of years. Also during fiscal 2005, the Company announced an amendment to its medical plan for salaried retirees and certain hourly retirees. Under the plan amendment, effective January 1, 2006, the Company is reducing its obligations for those retirees eligible for coverage under a Company-sponsored national insured plan which will integrate with Medicare Part D. The estimated decrease in the benefit obligation of approximately $10 million to $20 million will be accounted for as a plan amendment pursuant to SFAS 106, and amortized over a period of years.
      Defined Contribution 401(k) Benefits — The Company sponsors defined contribution 401(k) plans and participation in these plans is available to all employees. Company contributions to these plans generally are based on a percentage of employee contributions. The cost of these plans for both continuing and discontinued operations was $8 million in fiscal 2005, $9 million in fiscal 2004, and $7 million in fiscal 2003. The Company’s contribution to the plans is invested entirely in the GenCorp Stock Fund, and may be funded with cash or shares of GenCorp common stock. There are no restrictions on participants re-allocating all or a part of their accounts in the GenCorp Stock Fund to other investment choices.

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

b. Plan Results
      Summarized below are the balance sheet impacts of the Company’s pension benefits and medical and life benefits. Pension benefits include the two remaining qualified plans as well as the unfunded non-qualified plan for benefits provided to employees beyond those provided by the Company’s qualified plans. Plan assets, benefit obligations, and the funded status of the plans are determined at the annual measurement date of August 31 for each year presented below:

			Medical and
	Pension Benefits		Life Benefits

	Year Ended November 30,

	2005	2004	2005	2004

	(In millions)
Change in fair value of plan assets:
Fair value — beginning of year	$1,636	$1,624	$—	$—
Actual return on plan assets	186	191	—	—
Divestiture(1)	—	(52)	—	—
Employer contributions	4	2	11	20
Benefits paid	(132)	(129)	(11)	(20)

Fair Value — end of year	$1,694	$1,636	$—	$—

Change in benefit obligation:
Benefit obligation — beginning of year	$1,617	$1,603	$127	$190
Service cost(2)	14	17	1	1
Interest cost(2)	114	115	7	11
Amendments	12	1	(7)	—
Divestiture(1)	—	(44)	—	(8)
Medicare Act(3)	—	—	—	(3)
Actuarial (gain) loss	92	54	(4)	(44)
Benefits paid	(132)	(129)	(11)	(20)

Benefit Obligation — end of year(4)	$1,717	$1,617	$113	$127

Funded status of the plans	$(23)	$19	$(113)	$(127)
Unrecognized actuarial loss	234	246	(30)	(32)
Unrecognized prior service cost	20	9	(10)	(8)
Fourth quarter divestiture(1)	(2)	—	—	—
Minimum funding liability	(2)	(1)	—	—
Employer contributions/benefit payments August 31 through November 30	1	1	3	3

Net Asset (Liability) Recognized in the Consolidated Balance Sheets(5)	$228	$274	$(150)	$(164)

Amounts Recognized in the Consolidated Balance Sheets:
Prepaid pension asset	$233	$278	$—	$—
Pension liability currently payable	(7)	(3)	—	—
Medical and life benefits, current	—	—	(12)	(15)
Medical and life benefits, long term	—	—	(138)	(149)

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Medical and
	Pension Benefits		Life Benefits

	Year Ended November 30,

	2005	2004	2005	2004

	(In millions)
Other noncurrent pension liabilities	(2)	(3)	—	—
Intangible assets	2	1	—	—
Accumulated other comprehensive loss	2	1	—	—

Net Asset (Liability) Recognized in the Consolidated Balance Sheets	$228	$274	$(150)	$(164)

(1)	As discussed in Note 18, the Company sold the GDX business effective August 31, 2004 and transferred pension and other medical and life benefit obligations and related assets to the buyer for foreign operations and certain domestic employees (shown as “Divestiture” in table above). In addition, the Company sold the Fine Chemicals business effective November 30, 2005 and will transfer pension obligations and related assets to the buyer during fiscal year 2006 (shown as “Fourth quarter divestiture” in table above).

(2)	The changes in the fair value of plan assets and benefit obligations shown in the table above include the impacts of discontinued operations. The service cost and interest costs are combined for both continuing and discontinued operations.

(3)	The Company reduced its accumulated plan benefit obligation in fiscal 2004 by $3 million related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

(4)	Pension amounts include $17 million in fiscal 2005 and $14 million in fiscal 2004 for unfunded plans.

(5)	Pension amounts include $12 million in fiscal 2005 and $13 million in fiscal 2004 for unfunded plans.
      The accumulated benefit obligation for the defined benefit pension plans was $1,669 million and $1,589 million as of the August 31, 2005 and 2004 measurement dates, respectively.
      Of the two remaining qualified plans, one plan has an accumulated benefit obligation in excess of plan assets, as detailed below:

	As of
	November 30,

	2005	2004

	(In millions)
Projected benefit obligation	$20	$11
Accumulated benefit obligation	7	2
Fair value of plan assets	3	1

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Components of net periodic benefit (income) expense for continuing operations are as follows:

				Medical and
	Pension Benefits			Life Benefits

	Year Ended November 30,

	2005	2004	2003	2005	2004	2003

	(In millions)
Service cost	$14	$12	$10	$—	$—	$1
Interest cost on benefit obligation	114	113	106	7	10	12
Assumed return on plan assets(1)	(134)	(135)	(139)	—	—	—
Amortization of transition obligation	—	(2)	(2)	—	—	—
Amortization of prior service costs	2	2	2	(4)	(4)	(4)
Amortization of net (gains) losses	55	48	13	(6)	—	—

Net periodic benefit (income) expense	$51	$38	$(10)	$(3)	$6	$9

(1)	Actual returns for continuing and discontinued operations plan assets were $186 million in fiscal 2005, $191 million in fiscal 2004, and $159 million in fiscal 2003.
      Components of net periodic benefit (income) expense for discontinued operations are as follows:

	Year Ended
	November 30,

	2005	2004	2003

	(In millions)
Pension and medical and life benefit (income) expense	$1	$9	$(5)
Settlement/curtailment(1)	2	10	—

Net periodic benefit (income) expense	$3	$19	$(5)

(1)	Related to the sale of the Fine Chemicals and GDX businesses in fiscal 2005 and 2004, respectively.
      Market conditions and interest rates significantly affect assets and liabilities of our pension plans. Pension accounting requires that market gains and losses be deferred and recognized over a period of years. This “smoothing” result in the creation of assets or liabilities which will be amortized to pension costs in future years. The accounting method we utilize recognizes one-fifth of the unamortized gains and losses in the market-related value of pension assets and all other gains and losses including changes in the discount rate used to calculate benefit costs each year. Investment gains or losses for this purpose are the difference between the expected return and the actual return on the market-related value of assets which smoothes asset values over three years. Although the smoothing period mitigates some volatility in the calculation of annual pension costs, future pension costs are impacted by changes in the market value of pension plan assets and changes in interest rates.

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

c. Plan Assumptions
      The Company used the following assumptions, calculated based on a weighted-average, to determine the benefit obligations for the applicable fiscal year.

	Pension		Medical and
	Benefits		Life Benefits

	2005	2004	2005	2004

Discount rate	5.50%	6.25%	5.20%	6.00%
Expected long-term rate of return on plan assets	8.75%	8.75%	*	*
Rate of compensation increase	4.50%	4.50%	*	*
Initial healthcare trend rate	*	*	11.00%	10.00%
Ultimate healthcare trend rate	*	*	5.00%	5.00%
Year ultimate rate attained	*	*	2011	2011

*	Not applicable.
      Certain actuarial assumptions, such as assumed discount rate, long-term rate of return, and assumed healthcare cost trend rates can have a significant effect on amounts reported for periodic cost of pension benefits and medical and life benefits, as well as respective benefit obligation amounts. The assumed discount rate represents the market rate available for investments in high-quality fixed income instruments with maturities matched to the expected benefit payments for pension and medical and life benefit plans. For 2005 pension benefit obligations, the discount rate was reduced by 75 basis points to 5.50%, and for medical and life benefit obligations the discount rate was reduced by 80 basis points to 5.20%.
      The long-term rate of return for plan assets is based on current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. With input from the Company’s investment advisors and actuaries, best estimate assumptions are developed for each asset class by reviewing return forecasts of external investment management firms as well as historical returns for each asset class, including incremental returns achieved through active management and expected management fees and plan expenses. These assumptions are applied to the expected asset mix to determine the long-term rate of return assumption. The Company assumed an expected return on plan assets of 8.75% for fiscal 2005 benefit obligations, consistent with fiscal 2004.
      The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates for the medical benefit plans. For 2005 medical benefit obligations, the Company assumed an 11% annual rate of increase in the per capita cost of covered healthcare claims with the rate decreasing over 6 years until reaching 5%.
      Based on these and other assumptions as of the August 31, 2005 measurement date, the Company estimates that its net periodic pension and medical and life expense will be approximately $44 million in fiscal 2006, a decrease of $4 million compared to fiscal 2005.

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A one percentage point change in the key assumptions would have the following effects on the projected benefit obligations as of November 30, 2005 and on expense for fiscal 2006:

Pension Benefits and
	Medical and Life Benefits		Expected Long-term	Assumed Healthcare
	Discount Rate		Rate of Return	Cost Trend Rate

		Projected		Net Periodic	Accumulated
	Net Periodic	Benefit	Net Periodic Pension	Medical and Life	Benefit
	Benefit Expense	Obligation	Benefit Expense	Benefit Expense	Obligation

(In millions)
1% decrease	$19	$121	$9	$—	$(2)
1% increase	(18)	(109)	(9)	—	2

d. Plan Assets and Investment Policy
      The Company’s pension plans weighted average asset allocation and the investment policy asset allocation targets at August 31, 2005 and 2004 (the Plans measurement dates), by asset category are as follows:

	2005		2004

	Actual	Target(1)	Actual	Target(1)

Domestic equity securities	29%	28%	42%	43%
International equity securities	15	15	15	15
Fixed income	39	41	42	41
Real estate	2	1	1	1
Alternative investments	15	15	—	—

	100%	100%	100%	100%

(1)	Target range is plus or minus 2%.
      The Company’s investment strategy consists of a long-term, risk-controlled approach using diversified investment options. Plan assets are invested in asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. The investment goals are to achieve the long term rate of return within reasonable and prudent levels of risk and to preserve the value of assets to meet future obligations. Alternative investments include hedge funds, venture capital funds, private equity investments, and other investments.
      The Company expects to pay $2 million in benefits to participants for unfunded pension plans in fiscal 2006. In addition, the Company expects to contribute $4 million to one of its funded pension plans, which is partially recoverable under government contracts.

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

e. Benefit Payments
      The following presents estimated future benefit payments, including expected future service:

	Pension	Medical and
	Benefits	Life Benefits

	(In millions)
2006	$131	$12
2007	129	11
2008	127	11
2009	124	11
2010	121	11
Years 2011 — 2015	570	45

14.	Commitments and Contingencies

a. Lease Commitments
      The Company and its subsidiaries lease certain facilities, machinery and equipment and office buildings under long-term, non-cancelable operating leases. The leases generally provide for renewal options ranging from two to seventeen years and require the Company to pay for utilities, insurance, taxes and maintenance. Rent expense was $8 million in fiscal 2005, $7 million in fiscal 2004, and $3 million in fiscal 2003. The Company also leases certain surplus facilities to third parties. The Company recorded lease revenue of $7 million in fiscal 2005 and $6 million fiscal 2004 and fiscal 2003 related to these arrangements, which have been included in net sales. The future minimum rental commitments under all non-cancelable operating leases and lease revenue in effect as of November 30, 2005 were as follows:

	Future Minimum	Lease
	Rental Commitments	Revenue

	(In millions)
2006	$6	$6
2007	5	6
2008	2	5
2009	2	3
2010	1	—
Thereafter	5	—

	$21	$20

b. Legal proceedings
      From time to time, the Company and its subsidiaries are subject to legal proceedings, including litigation in federal and state courts, which arise out of, and are incidental to, the ordinary course of the Company’s on-going and historical businesses. The Company is also subject to governmental investigations by state and federal agencies. The Company cannot predict the outcome of such proceedings with any degree of certainty, and therefore as of November 30, 2005, except as noted below, an estimate of a probable loss or range of loss cannot be made. The potential liabilities that may result could have a material adverse effect on the Company’s financial position or the results of operations.

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Groundwater Cases
      Along with other industrial Potentially Responsible Parties (PRPs) and area water purveyors, Aerojet was sued in three cases by approximately 500 individual plaintiffs residing in the vicinity of Aerojet’s facilities near Sacramento, California (the Sacramento cases). One of the cases was subsequently dismissed by the plaintiff. The trial court determined that the Public Utility Commission regulated water purveyor defendants did not serve water in violation of state and federal standards. Accordingly, such regulated water entities were dismissed from the litigation. Aerojet is the sole defendant remaining in this litigation. The Sacramento Superior Court through the initial pleading stage reduced the number of plaintiffs in the Sacramento cases to approximately 300. On or about May 28, 2004 and July 23, 2004, the Sacramento Superior Court dismissed, without leave to amend, nearly 250 plaintiffs, leaving the number of plaintiffs at 53. Subsequent dismissals, consolidation of another suit and a settlement with a group of plaintiffs have reduced the number of plaintiffs to 18. The remaining individual plaintiffs in the Sacramento cases generally seek damages for illness (in some cases death) and economic injury allegedly caused by their ingestion of groundwater contaminated or by Aerojet and others, without specifying actual damages. Trial in the Sacramento cases has been set for February 2006.
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

Water Entity Cases
      In October 2002, Aerojet, along with approximately 65 other individual and corporate defendants, was served with four civil suits filed in the U.S. District Court for the Central District of California that seek recovery of costs allegedly incurred in response to the contamination present at the South El Monte Operable Unit (SEMOU) of the San Gabriel Valley Superfund site. The cases are denominated as follows: The City of Monterey Park v. Aerojet-General Corporation, et al., (CV-02-5909 ABC (RCx)); San Gabriel Basin Water Quality Authority v. Aerojet-General Corporation, et al., (CV-02-4565 ABC (RCx)); San Gabriel Valley Water Company v. Aerojet-General Corporation, et al., (CV-02-6346 ABC (RCx)) and Southern California Water Company v. Aerojet-General Corporation, et al., (CV-02-6340 ABC (RCx)). The cases have been coordinated for ease of administration by the court. The plaintiffs’ claims are based upon allegations of discharges from a former site in the El Monte area, as more fully discussed below under the headings “San Gabriel Valley Basin, California — South El Monte Operable Unit.” The total cost estimate to implement projects under the Unilateral Administrative Order (UAO) prepared by the EPA and the water entities is approximately $90 million. Aerojet investigations do not identify a credible connection between the contaminants identified by the water entities in the SEMOU and those detected at Aerojet’s former facility located in El Monte, California, near the SEMOU (East Flair Drive site). Aerojet has filed third-party complaints against several water entities on the basis that they introduced perchlorate-containing Colorado River water to the basin. Those water entities have filed motions to dismiss Aerojet’s complaints. The motions as well as discovery have been stayed pending efforts to resolve the litigation through mediation.

Olin Litigation
      In August 1991, Olin Corporation (Olin) advised the Company that under a 1962 manufacturing agreement with Olin (the 1962 Agreement), it believed GenCorp to be jointly and severally liable for certain

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Superfund remediation costs, estimated by Olin to be $70 million. The costs were associated with a former Olin manufacturing facility and its waste disposal sites in Ashtabula County, Ohio. In 1993, the Company sought a declaratory judgment in federal court (the Ohio Court) that it was not responsible for such environmental remediation costs. GenCorp Inc. v. Olin Corporation, Case No. 5:93CV2269, U.S. District Court, N.D. Ohio. Olin counterclaimed seeking a judgment that the Company was liable for a share of remediation costs. The Company argued that it was not derivatively or directly liable as an arranger for disposal of waste at the “Big D Campground” landfill (the Big D site), both as a matter of fact and law. As a defense to Olin’s counterclaim, the Company asserted that under the terms of the 1962 Agreement, Olin had a contractual obligation to insure against environmental and other risks and that its failure to protect such insurance payments under these policies precluded Olin from recovery against the Company for these remediation costs. Further, the Company asserted that any failure on Olin’s part to comply with the terms of such insurance policies would result in the Company being entitled to breach of contract remedies resulting in a reduction in any CERCLA liability amounts determined to be owed to Olin that would have otherwise been recovered from Olin’s insurance carriers (the Reduction Claims).
      At trial, the Ohio Court found GenCorp 30% liable and Olin 70% liable for the Big D site, and GenCorp 40% liable and Olin 60% liable for another site, for CERCLA remediation costs. On November 21, 2002, the Ohio Court issued a memorandum opinion and judgment entering “final” judgment in favor of Olin in the amount of approximately $19 million plus prejudgment interest, which at the time amounted to approximately $10 million. At that time, the Ohio Court did not decide the Company’s Reduction Claims against Olin. The Ohio Court held that the Company’s Reduction Claims “are held in abeyance pending the resolution of [Olin’s] appeal in the New York insurance litigation.” On January 22, 2003, the Ohio Court issued a judgment order stating the case was “terminated” on the Ohio Court’s docket. However, in its memorandum opinion and order of the same date, the Ohio Court stated “[w]hether there was an insurable event upon which Olin would have been entitled to recovery had it provided its insurers with timely notice ... and ... whether GenCorp is entitled to credit based upon Olin’s omission which foreclosed insurance recovery for Big D, remain unresolved.” Management believes that a recovery on the Company’s Reduction Claims could range from a nominal amount to an amount sufficient to reduce the judgment against the Company in its entirety.
      On November 21, 2005, after losing its appeal with the Sixth Circuit Court of Appeals and after its petition to the United States Supreme Court for a writ of certiorari was denied, the Company paid the full amount of the judgment plus interest to Olin in the amount of $30 million which resulted in a $28 million unusual charge in the fourth quarter of fiscal 2005.
      In November 2005, Olin filed a new lawsuit against the Company seeking recovery from the Company of approximately $1 million for certain remediation costs Olin allegedly incurred between January 1, 2000 and December 31, 2004 relating to the sites at issue in the first litigation, which was recorded as an unusual charge in the fourth quarter of fiscal 2005.
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

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
remanded to the NY Court for further proceedings. On further review, the NY Court may still decide that Olin’s notice to the excess insurance carriers was untimely or could decide it was timely.
      In summary, the Reduction Claims portion of the case is on hold pending final resolution of the NY Court’s determination as to whether Olin’s notice to its insurance carriers was or was not timely. If Olin prevails in the NY Court action against its excess insurance carriers, it is expected that the Company will ultimately benefit from available insurance proceeds as part of the Company’s Reduction Claims. If the NY Court decides Olin’s notice to its insurers was untimely, the Ohio Court could rule in GenCorp Inc. v. Olin Corporation that Olin’s late notice constituted a breach of Olin’s obligation under the 1962 Agreement to protect the insurance; or it could conclude that Olin’s conduct does not support the Company’s Reduction Claims. If the Ohio Court rules that Olin’s late notice is a breach of the 1962 Agreement, then it must determine the damages suffered by the Company as a result of the breach. The Company has argued that the proper measure of damages is the coverage limits of the policies that Olin forfeited — an amount in this case that is more than the judgment paid by the Company to Olin.

Vinyl Chloride Litigation
      Between the early 1950s and 1985, the Company produced polyvinyl chloride (PVC) resin at its former Ashtabula, Ohio facility. PVC is one of the most common forms of plastic currently on the market. A building block compound of PVC is vinyl chloride (VC), now listed as a known carcinogen by several governmental agencies. The Occupational Safety and Health Administration (OSHA) have strictly regulated workplace exposure to VC since 1974.
      Since the mid-1990s, the Company has been named in numerous cases involving alleged exposure to VC. In the majority of such cases, the Company is alleged to be a “supplier/manufacturer” of PVC and/or a civil co-conspirator with other VC and PVC manufacturers as a result of membership in a trade association. Plaintiffs generally allege that the Company and other defendants suppressed information about the carcinogenic risk of VC to industry workers, and placed VC or PVC into commerce without sufficient warnings. A few of these cases alleged VC exposure through various aerosol consumer products, in that VC had been used as an aerosol propellant during the 1960s. Defendants in these “aerosol” cases included numerous consumer product manufacturers, as well as the more than 30 chemical manufacturers. The Company used VC internally, but never supplied VC for aerosol or any other use.
      Of the cases that have been filed, the majority have been dismissed or settled on terms favorable to the Company. The ten pending cases involve employees at VC or PVC facilities owned or operated by others, or allege aerosol exposure. One of the pending cases is a class action seeking a medical monitoring program for former employees at a PVC facility in New Jersey.
      Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued for such contingencies.

Asbestos Litigation
      The Company has from time to time been named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products or in manufacturing operations. The majority have been filed in Madison County, Illinois and San Francisco, California. Since 1998, more than 160 of these asbestos lawsuits have been resolved, with the majority being dismissed and many being settled for less than $100,000 each. Pursuant to an agreement with PCC Flow Technology, Inc., a subsidiary of Precision Castparts Corp (PCC), pertaining to the operations of a former business, effective May 31, 2005, the

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company assumed the defense of a number of asbestos cases filed against PCC. Including the cases tendered by PCC, there were 152 asbestos cases pending as of November 30, 2005.
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
      Aerojet completed the initial phase of a site-wide remedial investigation in 1993. In addition, Aerojet has installed eight groundwater extraction and treatment facilities as interim or final measures to control groundwater contamination at the Sacramento site. Aerojet is also investigating groundwater contamination both on and off its facilities through the development of operable unit feasibility studies. On August 19, 2002, the EPA issued an administrative order requiring Aerojet to implement the EPA approved remedial action for the Western Groundwater Operable Unit. A nearly identical order was issued by the California Regional Water Quality Control Board, Central Valley (Central Valley RWQCB). In fiscal 2003, Aerojet discovered previously unidentified NDMA-contaminated groundwater located to the north and west of the Western Groundwater Operable Unit boundaries. Following such discovery, Aerojet undertook investigation to characterize the extent of the contamination. This investigation has been substantially completed. This contaminated groundwater zone has been incorporated into the Western Groundwater Operable Unit remediation plan. The Western Groundwater Operable Unit will be fully constructed in late 2006 or early 2007. Based on sampling, Aerojet believes that no municipal drinking water wells are threatened by this finding. Aerojet is conducting feasibility studies to refine technical approaches and costs to remediate the site. Remediation is underway at various site locations. The remediation costs are principally for design, construction, enhancement and operation of groundwater and soil treatment facilities, ongoing project management and regulatory oversight. A discussion of Aerojet’s efforts to estimate these costs is contained below under the heading “Environmental Reserves and Estimated Recoveries.”

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On April 15, 2002, the United States District Court approved and entered a Stipulation and Order Modifying the Partial Consent Decree (Stipulation and Order). Among other things, the Stipulation and Order removed approximately 2,600 acres of Aerojet’s property from the requirements of the Decree and from the Superfund site designation, enabling Aerojet to put the 2,600 acres to more productive use. The Stipulation and Order (i) required the Company to provide a guarantee of up to $75 million (in addition to a prior $20 million guarantee) to assure that remediation activities at the Sacramento site are fully funded; (ii) required Aerojet to provide a short-term and long-term plan to replace lost water supplies; and (iii) divided the Superfund site into “Operable Units” to allow Aerojet and the regulatory agencies to more efficiently address and restore priority areas. Obligations under the $75 million aggregate guarantee are limited to $10 million in any year. Both the $75 million aggregate guarantee and the $10 million annual limitation are subject to adjustment annually for inflation.
      Aerojet leased the southern portion of the Sacramento site to Douglas Aircraft for rocket assembly and testing from 1957 to 1961 and sold approximately 3,800 acres, including the formerly leased portion, to Douglas Aircraft in 1961. Aerojet reacquired such property known as IRCTS from MDC, the successor to Douglas Aircraft and now an operating unit of The Boeing Company, in 1984.
      Both MDC and Aerojet were ordered to investigate and remediate environmental contamination by certain orders issued in 1991 and 1994 by the California Department of Toxic Substances Control (DTSC) and a similar 1997 order of the Central Valley RWQCB. In 1997, approximately 1,100 acres of the property were released from the DTSC orders, and in 2001, Aerojet sold such 1,100 acre property. Aerojet is actively remediating the remaining IRCTS property.
      In March 2004, the California Office of Environmental Health Hazard Assessment (OEHHA) established a perchlorate Public Health Goal at 6 parts per billion (ppb). The California Department of Health Services immediately established an Action Level for perchlorate at 6 ppb. The previous Action Level was 4 ppb. In early 2005, the National Academy of Sciences (NAS) issued its report on the health effects of perchlorate, which report was designed to help policymakers set both federal and state standards for perchlorate in drinking water. The NAS report suggested a reference dose that translates into approximately 25 ppb. However, in April 2005, OEHHA decided to maintain the Public Health Goal at 6 ppb. California is in the process of establishing a drinking water standard for perchlorate.

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

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      As part of Aerojet’s sale of its Electronics and Information Systems (EIS) business to Northrop Grumman Corporation (Northrop) in October 2001, the EPA approved a Prospective Purchaser Agreement with Northrop to absolve it of pre-closing liability for contamination caused by the Azusa facility, which liability will remain with Aerojet. As part of that agreement, GenCorp agreed to provide a $25 million guarantee of Aerojet’s obligations under the Project Agreement. As part of the EIS sale to Northrop, Aerojet paid the EPA $9 million which was an amount to be offset against Aerojet’s share of the EPA’s total claimed past costs (the EPA now claims total past costs attributable to various parties are approximately $28 million). Prior payments to the EPA bring the total payments to the EPA to approximately $9.5 million. Aerojet and the EPA agreed to a final settlement for Aerojet’s portion of such past costs and entered into a Consent Decree under which Aerojet will pay the United States approximately $1.65 million in two equal installments over the next thirteen (13) months. The lawsuit (Case No. CV05-7516 CAS (RZx)) filed as a prelude to the Consent Decree was subsequently dismissed. Unresolved at this time is the issue of California’s past costs.
      In addition to the EPA’s UAO and the Project Agreement executed with the Water Entities, the California Regional Water Quality Control Board, Los Angeles Region (Los Angeles RWQCB) issued orders to Aerojet and other PRPs to conduct groundwater investigations on their respective sites (former Azusa, California site). As a result, the Los Angeles RWQCB ordered Aerojet to conduct limited soil vapor extraction, which Aerojet completed in 2003. Aerojet is awaiting approval from the Los Angeles RWQCB for the closure. The Los Angeles RWQCB also directed Aerojet to characterize perchlorate contamination in soils. Aerojet submitted a Remedial Action Plan (RAP) to the Los Angeles RWQCB and has begun implementing the activities recommended in the RAP. In addition, on January 11, 2005, Aerojet submitted a work plan to the Los Angeles RWQCB for additional soil characterization. Field work has been initiated by Aerojet. After consultation with the Los Angeles RWQCB, additional investigation activities are planned with respect to perchlorate-impacted soils.
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
      Aerojet continues to negotiate with the Los Angeles RWQCB regarding an investigation of this former facility and has agreed to a scope of work for additional field activities. Aerojet is preparing to implement the

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
field work. In the event the Los Angeles RWQCB demands further site investigation, Aerojet may re-file its appeal.
      On April 1, 2002, Aerojet received a special notice letter from the EPA (dated March 28, 2002) that requested Aerojet to enter into negotiations with the EPA regarding the performance of a remedial design and remedial action for the SEMOU. In light of this letter, Aerojet performed a limited site investigation of the East Flair Drive Site. The data collected and summarized in the Field Investigation Report showed that chemicals including TCE and PCE were present in the soil and groundwater at and near the East Flair Drive Site. The Field Investigation Report also showed that the hydraulic gradient at the East Flair Drive Site is oriented toward the northeast and subsequent quarterly monitoring events continue to show an easterly/southeasterly gradient. This finding indicates that the site is not a likely source of contamination at the SEMOU, as the groundwater flow at the site is away from the SEMOU and not toward it. Given the data indicating that the East Flair Drive Site is not a source of the contamination at the SEMOU, Aerojet requested that the EPA reconsider its issuance of the SEMOU special notice letter.
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
      On November 17, 2005, Aerojet notified the Los Angeles RWQCB and EPA that a former Aerojet division at the site was involved in research and development at the site that included the use of 1,4-dioxane. This former division was divested in 1975, but it continued to operate at the former El Monte facility. Aerojet’s investigation is continuing.
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

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The Company is also currently involved in approximately 35 other remediation actions. In many of these matters, the Company is involved with other PRPs. In many instances, the Company’s liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company’s involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company’s experience, interim and final allocations of liability costs are generally made based on relative contributions of waste. In the Company’s previous experience, the Company allocated share has frequently been minimal, and in many instances, has been less than one percent. Also, the Company is seeking recovery of its costs from its insurers.

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
      Quarterly, the Company performs a review of estimated future environmental costs which incorporates, but is not limited to the following: (i) status of work completed since the last estimate; (ii) expected cost savings related to the substitution of new remediation technology and to information not available previously; (iii) obligations for reimbursement of regulatory agency service costs; (iv) updated BPOU cost estimates; (v) costs of complying with the Western Groundwater Administrative Order, including replacement water and remediation upgrades at Aerojet’s Sacramento site; (vi) estimated costs related to IRCTS and Aerojet’s Sacramento site; (vii) new information related to the extent and location of previously unidentified contamination; and (viii) additional construction costs. The Company’s review of estimated future remediation costs resulted in a net increase in the Company’s environmental reserves of $14 million in fiscal 2005, $25 million in fiscal 2004, and $12 million in fiscal 2003.
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

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the Company’s environmental reserve activity is shown below:

	November 30,	2003	2003	November 30,	2004	2004	November 30,	2005	2005	November 30,
	2002	Additions	Expenditures	2003	Additions	Expenditures	2004	Additions	Expenditures	2005

Aerojet	$318	$12	$(32)	$298	$23	$(34)	$287	$13	$(44)	$256
Other Sites	22	—	(5)	17	2	(2)	17	1	(6)	12

Environmental Reserve	$340	$12	$(37)	$315	$25	$(36)	$304	$14	$(50)	$268

      As of November 30, 2005, the Aerojet reserves include $151 million for the Sacramento site, $88 million for BPOU, and $17 million for other Aerojet sites.

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
      In conjunction with the sale of EIS, Aerojet entered into an agreement with Northrop whereby Aerojet will be reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement. Amounts reimbursed are subject to annual limitations, with excess amounts carrying over to subsequent periods, the total of which will not exceed $190 million over the term of the agreement, which ends in 2028. As of November 30, 2005, $148 million in potential future reimbursements were available over the remaining life of the agreement.
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

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In conjunction with the review of its environmental reserves discussed above, the Company revised its estimate of costs that will be recovered under the Global Settlement based on business expected to be conducted under contracts with the U.S. government and its agencies in the future. In fiscal 2003, due to the Global Settlement and Memorandum of Understanding with the government, both discussed above, which allow for costs to be allocated to all Aerojet operations beginning in 2005 and for a decrease of the costs allocated to Northrop annually, Aerojet increased its environmental reserves by $12 million and estimated recoveries by $13 million, which resulted in other income of $1 million in the Company’s statement of operations. The recovery of costs under the Global Settlement is based, in part on the relative size of Aerojet’s commercial business base, which has historically included the Fine Chemicals’ operating segment because it was previously a division of Aerojet. As a result of the plan to sell Fine Chemicals, Aerojet revised its estimated recovery of costs under the Global Settlement during fiscal 2004. As a result, Aerojet increased its estimated recoveries by $38 million and recorded $16 million of other income (expense), net in fiscal 2004. In fiscal 2005, the increase to the reserve of $14 million in fiscal 2005 resulted in a corresponding increase to the receivable and a net impact of $5 million in net loss.

e. Arrangements with Off-Balance Sheet Risk
      As of November 30, 2005, obligations required to be disclosed in accordance with FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others consisted of:

— $27 million in outstanding commercial letters of credit expiring over the next 14 months and securing obligations for environmental remediation and insurance coverage.

— Up to $120 million aggregate in guarantees by GenCorp of Aerojet’s obligations to government agencies for environmental remediation activities.

— Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of its obligations under its senior credit facilities and its 9 1/2% Notes.
      In addition, to the items discussed above, the Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third-party and other claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets including, for example, claims arising from the operation of the businesses prior to disposition, liability to investigate and remediate environmental contamination existing prior to disposition; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for other claims arising from the Company’s use of the applicable premises; and, (iii) certain agreements with the Company’s officers and directors, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.
      The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of November 30, 2005 or 2004.

15.	Shareholders’ (Deficit) Equity

a. Preference Stock and Preferred Share Purchase Rights
      In January 1997, the Board of Directors extended for ten additional years GenCorp’s Shareholder Rights Plan (Plan), as amended. When the Plan was originally adopted in 1987, the Directors declared a dividend of

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
one Preferred Share Purchase Right (Right) on each outstanding share of common stock, payable to shareholders of record on February 27, 1987. Rights outstanding as of November 30, 2005 and 2004 totaled 55.3 million and 54.4 million, respectively. The Plan provides that under certain circumstances each Right will entitle shareholders to buy one one-hundredth of a share of a new Series A Cumulative Preference Stock at an exercise price of $100. The Rights are exercisable only if a person or group acquires 20% or more of GenCorp’s common stock or announces a tender or exchange offer that will result in such person or group acquiring 30% or more of the common stock. GenCorp is entitled to redeem the Rights at two cents per Right at any time until ten days after a 20% position has been acquired (unless the Board elects to extend such time period, which in no event may exceed 30 days). If the Company is involved in certain transactions after the Rights become exercisable, a holder of Rights (other than Rights beneficially owned by a shareholder who has acquired 20% or more of GenCorp’s common stock, which Rights become void) is entitled to buy a number of the acquiring company’s common shares, or GenCorp’s common stock, as the case may be, having a market value of twice the exercise price of each Right. A potential dilutive effect may exist upon the exercise of the Rights. The Rights under the extended Plan expire on February 18, 2007. Until a Right is exercised, the holder has no rights as a stockholder of the Company including, without limitation, the right to vote as a stockholder or to receive dividends.
      As of November 30, 2005, 1.5 million shares of $1.00 par value Series A Cumulative Preference Stock were reserved for issuance upon exercise of Preferred Share Purchase Rights.

b. Common Stock
      As of November 30, 2005, the Company had 150.0 million authorized shares of common stock, par value $0.10 per share (Common Stock), of which 55.6 million shares were issued, 55.0 million shares were outstanding and 22.3 million shares were reserved for future issuance for discretionary payments of the Company’s portion of retirement savings plan contributions, exercise of stock options, payment of awards under stock-based compensation plans and conversion of the Company’s Notes (see Note 11).
      During each quarter of fiscal 2003 and during the first two quarters of fiscal 2004, the Company paid a quarterly cash dividend on its common stock of $0.03 per share. The Company’s Board of Directors eliminated the payment of quarterly dividends for future periods, beginning with the third quarter of fiscal 2004. Beginning in December 2004, the senior credit facility restricted the payment of dividends.
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
      The 1999 Equity and Performance Incentive Plan (1999 Plan), provides for grants of stock options and stock appreciation rights (SARS) to key employees and directors. Stock options and SARS issued under the 1999 Plan are, in general, exercisable in one-third increments at one year, two years, and three years from the date of grant. During fiscal 2005, the Company granted 251,300 cash settled SARS to key employees of the Company that primarily vest over a three year service period. The Company did not incur any compensation charges related to the SARS during fiscal 2005.
      The 1999 Plan also provides for grants of restricted stock. Grants to certain key employees of the Company were made under the plan with vesting either based upon the attainment of specified performance targets or time-frame up to four years. Key employees of the Company were granted 153,700, 68,400, and 239,000 restricted shares in fiscal 2005, fiscal 2004, and fiscal 2003, respectively. Restricted shares granted in

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fiscal 2003 generally vest annually over a three year period if the Company meets performance targets set by the Organization & Compensation Committee of the Board. Restricted shares granted in fiscal 2004 primarily vest twenty-four months from date of grant. Restricted shares granted in fiscal 2005 primarily vest over a 3 year of service period or various operations and earnings targets. Unvested restricted shares are canceled upon the employee’s termination of employment or if the performance targets are not achieved. During fiscal 2005, fiscal 2004, and fiscal 2003, 1,500, 43,000, and 33,500 shares, respectively were canceled due to terminations. In fiscal 2005, fiscal 2004, and fiscal 2003, 91,700, 26,600, and 17,900 shares, respectively were canceled because performance targets were not achieved. The Organization & Compensation Committee of the Board has discretion over increasing or decreasing the actual number of shares to vest in any period.
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
      A summary of the Company’s stock option activity, and related information for the fiscal years ended November 30 is as follows:

	2005		2004		2003

		Weighted		Weighted		Weighted
	Stock	Average	Stock	Average	Stock	Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000s)	Price	(000s)	Price	(000s)	Price

Outstanding at beginning of year	2,389	$11.10	3,511	$10.41	3,307	$10.72
Granted	—	$—	36	$10.92	477	$8.10
Exercised	(451)	$10.98	(1,001)	$8.83	(48)	$8.71
Forfeited/canceled	(23)	$8.95	(157)	$10.06	(225)	$10.46

Outstanding at end of year	1,915	$11.15	2,389	$11.10	3,511	$10.41

Exercisable at end of year	1,810	$11.33	2,062	$11.35	2,765	$10.56

      The weighted average grant-date fair value of stock options granted was $4.45 and $3.37 for stock options granted in fiscal 2004 and fiscal 2003, respectively.

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the range of exercise prices and weighted-average exercise prices for options outstanding and exercisable as of November 30, 2005 under the Company’s stock option plans:

		Outstanding
					Exercisable
Year in				Weighted
Which Stock		Stock	Weighted	Average	Stock	Weighted
Options		Options	Average	Remaining	Options	Average
Were	Range of Exercise	Outstanding	Exercise	Contractual	Exercisable	Exercise
Granted	Prices	(000s)	Price	Life (years)	(000s)	Price

1997	$10.03 – $15.64	205	$12.54	1.6	205	$12.54
1998	$12.67 – $16.06	241	$15.92	2.3	241	$15.92
1999	$ 9.40 – $13.59	234	$10.34	3.4	234	$10.34
2000	$ 8.19 – $10.13	274	$9.52	4.1	274	$9.52
2001	$10.44 – $12.30	329	$10.87	5.3	329	$10.87
2002	$ 9.77 – $15.43	258	$12.70	6.5	258	$12.70
2003	$ 6.53 – $ 9.29	346	$7.96	7.3	241	$7.95
2004	$10.92	28	$10.92	8.2	28	$10.92

		1,915			1,810

d. Other Comprehensive Income (Loss), Net of Income Taxes
      The Company’s other comprehensive income (loss) consists of the accumulated effects of foreign currency translation adjustments, changes in the fair value of certain derivative financial instruments and changes in the minimum funding liability for pension obligations. At November 30, 2004, the Company had a balance of $2 million of foreign currency translation losses. At November 30, 2005 and 2004, the Company had $2 million and $1 million, respectively, of minimum funding liabilities for pension obligations. Additionally, at November 30, 2004, the Company had a balance of less than $1 million of losses on derivative financial instruments.
      Prior to the sale of substantially all of the GDX business, the Company had an accumulated foreign currency translation gain of $35 million that was reflected as a net increase of consolidated shareholders’ (deficit) equity and related solely to the GDX business. In accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, this amount has been included in the determination of the loss on sale of GDX and in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, an equal amount is reported as a reclassification adjustment.
      The components of other comprehensive income (loss) and the related income tax effects are presented in the following table:

	2005	2004	2003

	(In millions)
Net income (loss)	$(230)	$(398)	$22
Other comprehensive income (loss), net of income taxes:
Effects of change in minimum pension liability and other	1	(1)	46
Change in fair value of interest rate swap	—	1	(1)
Reclassification adjustment	—	(35)	—

Total comprehensive income (loss)	$(229)	$(433)	$67

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Operating Segments and Related Disclosures
      As discussed in Note 18, the Company divested the Aerojet Fine Chemicals and GDX Automotive business units during fiscal 2005 and 2004, respectively. These businesses, which were previously considered separate operating segments, have been classified as discontinued operations. As a result, the Company’s continuing operations are now organized into two operating segments based on different products and customer bases: Aerospace and Defense and Real Estate. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 1).
      The Company evaluates its operating segments based on several factors, of which the primary financial measure is segment performance. Segment performance represents net sales from continuing operations less applicable costs, expenses and provisions for unusual items relating to operations. Segment performance excludes corporate income and expenses, provisions for unusual items not related to the operations, interest expense, and income taxes (see Note 19 for a discussion on unusual items).
      Selected financial information for each reportable segment is as follows:

	Year Ended November 30,

	2005	2004	2003

	(In millions)
Net Sales:
Aerospace and Defense	$617	$492	$321
Real Estate	7	15	32
Intersegment sales elimination	—	(8)	(5)

Total	$624	$499	$348

Segment Performance:
Aerospace and Defense	$(113)	$57	$45
Retirement benefit plan income (expense)	(34)	(27)	3
Unusual items	10	—	(5)

Aerospace and Defense Total	(137)	30	43

Real Estate	4	12	23

Total	$(133)	$42	$66

Reconciliation of segment performance to income (loss) from continuing operations before income taxes:
Segment Performance	$(133)	$42	$66
Interest expense	(24)	(35)	(22)
Corporate retirement benefit plan expense	(14)	(17)	(2)
Corporate and other expenses	(17)	(38)	(31)
Corporate unusual items	(47)	(9)	—

Income (loss) from continuing operations before income taxes	$(235)	$(57)	$11

Aerospace and Defense	$20	$21	$11
Real Estate	—	—	—
Corporate	—	—	—

Capital Expenditures	$20	$21	$11

Aerospace and Defense	$25	$25	$22
Real Estate	1	—	1
Corporate	2	6	5

Depreciation and Amortization	$28	$31	$28

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of November 30,

	2005	2004

	(In millions)
Aerospace and Defense	$781	$943
Real Estate	43	37

Identifiable assets	824	980
Corporate	233	421
Discontinued operations	—	94

Assets	$1,057	$1,495

      The Company’s continuing operations are located in the United States. Inter-area sales are not significant to the total sales of any geographic area.
      Unusual items included in segment performance pertained only to the United States.

17.	Quarterly Financial Data (Unaudited)
      The following quarterly consolidated statement of operations for the Company’s fiscal year 2005 is, by means of this filing, being restated, except for the third and fourth quarter of fiscal year 2005. The determination to restate the financial data was made by management in consultation with the audit committee as a result of identification of errors related to (i) the application of consistent revenue recognition policies and procedures for an acquired operation; and (ii) the application of SFAS 52, Foreign Currency Translation, subsequent to the divestiture of the GDX Automotive business. The restatement has an immaterial effect on the Company’s consolidated balance sheet and operating cash flows at the end of each of the restated periods.

					Third	Fourth
	First Quarter		Second Quarter		Quarter	Quarter

	Previously		Previously
	Reported	Restated	Reported	Restated

	(In millions, except per share amounts)
2005
Net sales	$142	$140	$145	$145	$134	$205
Cost of products sold	130	130	131	131	120	358
Unusual items	18	18	2	2	—	17
Loss from continuing operations before income taxes	(28)	(30)	(9)	(9)	(5)	(191)
Income (loss) from continuing operations	(28)	(30)	4	4	(5)	(175)
Income (loss) from discontinued operations	(1)	(1)	—	1	(24)	—
Net income (loss)	(29)	(31)	4	5	(29)	(175)
Basic and diluted income (loss) per share from continuing operations	(0.51)	(0.55)	0.06	0.06	(0.08)	(3.19)
Basic and diluted income (loss) per share from discontinued operations	(0.03)	(0.03)	0.01	0.03	(0.45)	0.01
Basic and diluted income (loss) per share	$(0.54)	$(0.58)	$0.07	$0.09	$(0.53)	$(3.18)

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In millions, except per share amounts)
2004
Net sales	$110	$124	$116	$149
Cost of products sold	98	107	114	128
Unusual items	—	—	—	9
Loss from continuing operations before income taxes	(15)	(12)	(12)	(18)
Loss from continuing operations	(9)	(48)	(15)	(14)
Loss from discontinued operations	(10)	(264)	(32)	(6)
Net loss	(19)	(312)	(47)	(20)
Basic and diluted loss per share from continuing operations	(0.22)	(1.08)	(0.33)	(0.30)
Basic and diluted loss per share from discontinued operations	(0.22)	(5.98)	(0.72)	(0.12)
Basic and diluted loss per share	$(0.44)	$(7.06)	$(1.05)	$(0.42)

18.	Discontinued Operations
      During the second quarter of fiscal 2004, the Company announced plans to sell its GDX business. This decision was a result of declining volumes and continued challenges in this market environment including increased material costs, high development and start-up costs, anticipated working capital requirements as well as adverse customer pricing pressures. In accordance with the Company’s plan to sell its GDX business, the GDX operating segment was classified as a discontinued operation during the second quarter of fiscal 2004. During the third quarter of fiscal 2004, the Company signed a definitive agreement to sell substantially all subsidiaries that were engaged in the GDX business to Cerberus for $147 million, subject to adjustment, of which $140 million has been received as of November 30, 2005. The Company closed the transaction on August 31, 2004. For operating segment reporting, GDX was reported as a separate operating segment.
      During the second quarter of fiscal 2004, the GDX operating segment net assets were adjusted to management’s estimate of proceeds to be received on disposition less costs to sell that resulted in a $261 million loss being recorded. The loss included $95 million and $4 million related to the write-off of goodwill and other intangible assets, respectively. An additional loss of $18 million was recorded in the third quarter of fiscal 2004 to reflect the net assets of the GDX business and management’s estimate of the proceeds from the sale of the GDX business to Cerberus.
      In November 2003, the Company announced the closing of a GDX manufacturing facility in Chartres, France. The decision resulted primarily from declining sales volumes with French automobile manufacturers. In June 2004, the Company completed the legal process for closing the facility and establishing a social plan. In fiscal 2004, an expense of approximately $14 million related to employee social costs was recorded in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. An expense of $1 million was recorded during fiscal 2005 primarily related to employee social costs that became estimable in fiscal 2005. The Company has not yet recorded expenses associated with certain social benefits due to the uncertainty of the benefit amount. These additional social costs are expected to result in an additional pre-tax expense of up to $2 million and are anticipated to be incurred over the next 12 months.
      During the third quarter of fiscal 2004, the Company classified the Fine Chemicals segment as a discontinued operation as a result of its plans to sell the business. The plan was a result of management’s decision to focus its capital and resources on its Aerospace and Defense and Real Estate operating segments.

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In July 2005, the Company signed a definitive agreement to sell the Fine Chemicals business to American Pacific Corporation (AMPAC) for $119 million, consisting of $100 million of cash, seller note of $19 million, and the assumption by the buyer of certain liabilities. Subsequently, AMPAC and the Company amended the purchase agreement to modify the purchase price and payment terms related to the Fine Chemicals sale. The revised purchase price consisted of $88 million of cash paid at closing, unsecured subordinated seller note of $26 million delivered at closing, a contingent payment of up to $5 million if the Fine Chemicals business achieves specified earning targets in the twelve month period ending September 30, 2006, and the assumption by the buyer of certain liabilities. Income will be recorded in the future on the seller note of $26 million and any contingent payment when realized. During the third quarter of fiscal 2005, the Company recorded a loss of $28 million on the difference between estimated cash proceeds to be received on disposition less the carrying value of net assets being sold and related transaction selling costs. An additional loss of $1 million was recorded in the fourth quarter of fiscal 2005 to reflect the net assets of the Fine Chemicals business and management’s estimate of the proceeds from the sale. The Company closed the transaction on November 30, 2005. For operating segment reporting, the Fine Chemicals business was previously reported as a separate operating segment.
      In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, the Company allocated interest to discontinued operations based on interest on debt that would be required to be repaid using estimated proceeds to be received from the anticipated sale of the GDX Automotive and Fine Chemicals businesses. This allocation resulted in interest of $2 million, $4 million, and $4 million for fiscal 2005, fiscal 2004, and fiscal 2003, respectively.
      Summarized financial information for the GDX and Fine Chemicals operations (discontinued operations) is set forth below:

Year Ended November 30,	2005	2004	2003

	(In millions)
Net sales	$64	$629	$844
Income (loss) before income taxes	(24)	(308)	6
Income tax benefit (provision)	—	(4)	4
Net income (loss) from discontinued operations	(24)	(312)	10
      As of November 30, 2005 and 2004, the components of assets and liabilities of discontinued operations in the consolidated balance sheets are as follows:

As of November 30,	2005	2004

	(In millions)
Accounts receivable, net	$—	$8
Inventories, net	—	10
Other assets	—	3
Property, plant and equipment, net	—	73

Assets of discontinued operations	$—	$94

Accounts payable	$1	$8
Other liabilities	1	10

Liabilities of discontinued operations	$2	$18

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Unusual Items
      Charges and gains associated with unusual items are summarized as follows:

	Year Ended
	November 30,

	2005	2004	2003

	(In millions)
Aerospace and Defense:
Unrecoverable portion of legal settlement	$2	$—	$5
Gain on settlements and recoveries	(12)	—	—
Corporate:
Estimated loss on legal matter	29	—	—
Loss on redemption of 9 1/2% Notes	7	—	—
Loss on repayment of 5 3/4% Notes	6	—	—
Loss on termination of the Restated Credit Facility	5	9	—

Unusual items	$37	$9	$5

      In fiscal 2005, the Company recorded a charge of $2 million related to an estimated legal settlement of the San Gabriel Valley and Chino Hills toxic tort cases. In addition, the Company recorded an unusual gain of $12 million, $3 million of which related to a settlement with its insurance providers and $9 million of which related to an adjustment of reserves established in fiscal 2001 for customer reimbursements of tax recoveries that has been settled. The Company recorded a charge of $29 million related to the Olin legal matter (see additional discussion in Note 14). The Company recorded a charge of $18 million as a result of the redemption of $52 million of principal of the 9 1/2% Notes, repayment of $60 million of principal of the 5 3/4% Notes, and the termination of the Restated Credit Facility.
      In fiscal 2004, the Company incurred a $9 million charge as a result of the repayment of $70 million of principal of the 5 3/4% Notes.
      In fiscal 2003, the Company recorded an unusual charge of $5 million representing the unrecoverable portion of an estimated legal settlement with a local water company related to contaminated wells.

20.	Condensed Consolidating Financial Information
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

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the following condensed consolidating financial information summarizes the financial position, and results of operations and cash flows for the Company’s guarantor and non-guarantor subsidiaries.
Condensed Consolidating Statements of Operations

		Guarantor	Non-guarantor
November 30, 2005	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$624	$—	$—	$624
Cost of products sold	—	739	—	—	739
Selling, general and administrative	20	10	—	—	30
Depreciation and amortization	2	26	—	—	28
Interest expense	19	5	—	—	24
Other, (income) expense, net	47	(9)	—	—	38

Income (loss) from continuing operations before income taxes	(88)	(147)	—	—	(235)
Income tax (benefit) provision	(25)	(4)	—	—	(29)

Income (loss) from continuing operations	(63)	(143)	—	—	(206)
Income (loss) from discontinued operations	(31)	8	(1)	—	(24)

Income (loss) before equity earnings	(94)	(135)	(1)	—	(230)
Equity (losses) earnings of subsidiaries	(136)	—	—	136	—

Net income (loss)	$(230)	$(135)	$(1)	$136	$(230)

		Guarantor	Non-guarantor
November 30, 2004	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$499	$—	$—	$499
Cost of products sold	—	447	—	—	447
Selling, general and administrative	36	13	—	—	49
Depreciation and amortization	6	25	—	—	31
Interest expense	34	1	—	—	35
Other, (income) expense, net	9	(15)	—	—	(6)

Income (loss) from continuing operations before income taxes	(85)	28	—	—	(57)
Income tax (benefit) provision	(2)	31	—	—	29

Income (loss) from continuing operations	(83)	(3)	—	—	(86)
Income (loss) from discontinued operations	(73)	15	(254)	—	(312)

Income (loss) before equity earnings	(156)	12	(254)	—	(398)
Equity (losses) earnings of subsidiaries	(242)	—	—	242	—

Net income (loss)	$(398)	$12	$(254)	$242	$(398)

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Guarantor	Non-guarantor
November 30, 2003	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$348	$—	$—	$348
Cost of products sold	—	260	—	—	260
Selling, general and administrative	24	7	—	—	31
Depreciation and amortization	5	23	—	—	28
Interest expense	21	1	—	—	22
Other, (income) expense, net	(3)	(1)	—	—	(4)

Income (loss) from continuing operations before income taxes	(47)	58	—	—	11
Income tax (benefit) provision	(21)	20	—	—	(1)

Income (loss) from continuing operations	(26)	38	—	—	12
Income (loss) from discontinued operations	2	5	3	—	10

Income (loss) before equity earnings	(24)	43	3	—	22
Equity (losses) earnings of subsidiaries	46	—	—	(46)	—

Net income (loss)	$22	$43	$3	$(46)	$22

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Balance Sheets

		Guarantor	Non-guarantor
November 30, 2005 (In Millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$100	$(10)	$1	$—	$91
Accounts receivable, net	—	82	—	—	82
Inventories, net	—	57	—	—	57
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	25	—	—	25
Prepaid expenses and other	3	23	—	—	26
Assets of discontinued operations	(2)	—	2	—	—

Total current assets	101	177	3	—	281
Restricted cash	—	—	—	—	—
Property, plant and equipment, net	1	139	—	—	140
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	171	—	—	171
Prepaid pension asset	111	122	—	—	233
Goodwill	—	102	—	—	102
Intercompany, net	(387)	402	(15)	—	—
Other noncurrent assets and intangibles, net	709	112	10	(701)	130

Total assets	$535	$1,225	$(2)	$(701)	$1,057

Short-term borrowings and current portion of long-term debt	$1	$—	$—	$—	$1
Accounts payable	7	50	—	—	57
Reserves for environmental remediation	5	47	—	—	52
Income taxes payable	13	(7)	—	—	6
Other current liabilities and other postretirement medical and life benefits	33	121	—	—	154
Liabilities of discontinued operations	—	—	2	—	2

Total current liabilities	59	211	2	—	272
Long-term debt, net of current portion	443	—	—	—	443
Reserves for environmental remediation	7	209	—	—	216
Other noncurrent liabilities	99	100	—	—	199

Total liabilities	608	520	2	—	1,130
Total shareholders’ (deficit) equity	(73)	705	(4)	(701)	(73)

Total liabilities and shareholders’ (deficit) equity	$535	$1,225	$(2)	$(701)	$1,057

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Guarantor	Non-guarantor
November 30, 2004 (In Millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$67	$1	$—	$—	$68
Restricted cash	23	—	—	—	23
Accounts receivable, net	—	82	—	—	82
Inventories, net	—	159	—	—	159
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	36	—	—	36
Prepaid expenses and other	5	7	—	—	12
Assets of discontinued operations	—	93	1	—	94

Total current assets	95	378	1	—	474
Restricted cash	178	—	—	—	178
Property, plant and equipment, net	1	144	—	—	145
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	197	—	—	197
Prepaid pension asset	122	156	—	—	278
Goodwill	—	103	—	—	103
Intercompany, net	(429)	444	(15)	—	—
Other noncurrent assets and intangibles, net	937	97	10	(924)	120

Total assets	$904	$1,519	$(4)	$(924)	$1,495

Short-term borrowings and current portion of long-term debt	$23	$—	$—	$—	$23
Accounts payable	6	49	—	—	55
Reserves for environmental remediation	7	44	—	—	51
Income taxes payable	23	12	—	—	35
Other current liabilities and other postretirement medical and life benefits	35	121	—	—	156
Liabilities of discontinued operations	—	11	7	—	18

Total current liabilities	94	237	7	—	338
Long-term debt, net of current portion	554	—	—	—	554
Reserves for environmental remediation	9	244	—	—	253
Other noncurrent liabilities	106	103	—	—	209

Total liabilities	763	584	7	—	1,354
Total shareholders’ equity	141	935	(11)	(924)	141

Total liabilities and shareholders’ equity	$904	$1,519	$(4)	$(924)	$1,495

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Cash Flows

		Guarantor	Non-guarantor
November 30, 2005	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash used in operating activities	$(69)	$(10)	$(5)	$—	$(84)
Cash flows from investing activities:
Capital expenditures	—	(20)	—	—	(20)
Proceeds from business disposition	108	—	—	—	108
Other investing activities	201	(38)	—		163

Net cash provided by (used in) investing activities	309	(58)	—	—	251
Cash flows from financing activities:
Net transfers (to) from parent	(74)	67	7	—	—
Borrowings (repayments) on notes payable and long-term debt, net	(148)	—	—	—	(148)
Net proceeds from common stock issuance
Other financing activities	12	(8)	—	—	4

Net cash provided by (used in) financing activities	(210)	59	7	—	(144)
Effect of exchange rate fluctuations on cash and cash equivalents

Net increase (decrease) in cash and cash equivalents	30	(9)	2	—	23
Cash and cash equivalents at beginning of year	67	1	—	—	68

Cash and cash equivalents at end of year	$97	$(8)	$2	$—	$91

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Cash Flows

		Guarantor	Non-guarantor
November 30, 2004	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(89)	$73	$(14)	$—	$(30)
Cash flows from investing activities:
Capital expenditures	—	(21)	—	—	(21)
Proceeds from business disposition	140	4	—	—	144
Other investing activities	(209)	(9)	(24)	—	(242)

Net cash used in investing activities	(69)	(26)	(24)	—	(119)
Cash flows from financing activities:
Net transfers (to) from parent	9	(42)	33	—	—
Borrowings (repayments) on notes payable and long-term debt, net	57	—	(36)	—	21
Net proceeds from common stock issuance	131	—	—	—	131
Other financing activities	19	(7)	(7)	—	5

Net cash provided by (used in) financing activities	216	(49)	(10)	—	157
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(4)	—	(4)

Net increase (decrease) in cash and cash equivalents	58	(2)	(52)	—	4
Cash and cash equivalents at beginning of year	9	3	52	—	64

Cash and cash equivalents at end of year	$67	$1	$—	$—	$68

GENCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Cash Flows

		Guarantor	Non-guarantor
November 30, 2003	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(1)	$32	$13	$—	$44
Cash flows from investing activities:
Capital expenditures	—	(11)	—	—	(11)
Acquisitions of businesses, net of cash acquired	—	(138)	—	—	(138)
Other investing activities	(10)	(2)	(19)	—	(31)

Net cash (used in) investing activities	(10)	(151)	(19)	—	(180)
Cash flows from financing activities:
Net transfers (to) from parent	(86)	109	(23)	—	—
Borrowings (repayments) on notes payable and long-term debt, net	117	—	26	—	143
Other financing activities	(11)	—	12	—	1

Net cash provided by financing activities	20	109	15	—	144
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	8	—	8

Net increase (decrease) in cash and cash equivalents	9	(10)	17	—	16
Cash and cash equivalents at beginning of year	—	13	35	—	48

Cash and cash equivalents at end of year	$9	$3	$52	$—	$64

21.	New Accounting Pronouncements
      In December 2004, the FASB issued Statement 123(R), Share-Based Payment, which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. In April 2005, the SEC issued a release which amends the compliance dates for Statement 123(R). The Company will now be required to adopt the new accounting provisions beginning in the first quarter of fiscal 2006. The Company could adopt the new standard in one of two ways — the modified prospective transition method or the modified retrospective transition method. The Company will adopt Statement 123(R) in the first quarter of fiscal 2006 and does not anticipate that the adoption of the Statement 123(R) will have a significant effect on earnings or the financial position of the Company. Stock option expense after the adoption of SFAS No. 123(R) is not expected to be materially different than the table in Note 2 and is dependent on levels of share-based payments granted in the future.
      In March 2005, the FASB issued Interpretation 47(FIN 47), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement 143, Accounting for Asset Retirement Obligations. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This interpretation is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its financial position and results of operations.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      As of November 30, 2005, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
      Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

(b)	Management’s Report on Internal Control over Financial Reporting
      Our management, including our Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (GAAP). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements.
      A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      As of November 30, 2005, our management assessed the effectiveness of our internal controls over financial reporting. In making its assessment of internal control over financial reporting, management used the criteria used by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. In performing the assessment, management identified and recorded adjustments, as discussed in Note 17 in Notes to Consolidated Financial Statements, for which the Company believes the following entity-level material weakness is the underlying root cause:

•	A material weakness in the Information and Communication component of internal control exists due to: (i) insufficient processes and controls to identify, capture and accurately communicate information in sufficient detail concerning complex, non-routine transactions in a timely manner to appropriate members of the Company’s finance and accounting organization that possess the necessary skills, knowledge and authority to determine that such transactions are properly accounted for in accordance with U.S. generally accepted accounting principles, and (ii) the lack of specificity in the existing processes regarding the degree and extent of procedures that should be performed by key finance and accounting personnel in their review of accounting for complex, non-routine transactions to determine that the objective of the review has been achieved.

      This material weakness resulted in adjustments to the 2005 interim consolidated financial statements. The areas most affected by this deficiency included the following significant accounts: net sales and loss from discontinued operations. This material weakness impacts the Company’s ability to properly account for complex, non-routine transactions in its financial statements. Because of the material weakness described above, our management has concluded that as of November 30, 2005, our system of internal control over financial reporting was not effective based on the COSO criteria in Internal Control — Integrated Framework.
      Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our assessment of our internal control over financial reporting which appears on the following page.

(c)	Remediation Efforts to Address Material Weakness
      We have and will continue to implement changes to our processes to improve our internal control over financial reporting. The following steps are being taken to remediate the conditions leading to the above stated material weakness:

•	Examination and modification, if necessary, of existing policies and procedures to identify areas where more explicit guidance is required to more clearly define roles and responsibilities for personnel with respect to the identification, escalation and review by appropriate finance and accounting personnel of complex, non-routine transactions in a timely manner.

•	Reassess existing processes to identify areas where related polices should be clarified with respect to the degree and extent of procedures and communication performed by key finance and accounting personnel in their review of accounting for complex, non-routine transactions.
      We believe the implementation, further improvement and close monitoring of the enhancements identified above will correct this material weakness for future periods. We also recently announced the hiring of a Vice President, Corporate Controller and are in the process of hiring additional personnel. Finally, as part of our ongoing monitoring effort of the Company’s internal control environment, we will report the progress and status of the above remediation actions to the Audit Committee throughout the year.
      Not withstanding the above-mentioned weakness, we believe that the consolidated financial statements included in this report fairly present our consolidated financial position as of, and the consolidated results of operations for the year ended, November 30, 2005.
      Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors and all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of GenCorp Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that GenCorp Inc. did not maintain effective internal control over financial reporting as of November 30, 2005, because of the effect of the material weakness identified in management’s assessment related to the Information and Communication component of internal control, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). GenCorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:

A material weakness in the Information and Communication component of internal control exists due to: (i) insufficient processes and controls to identify, capture and accurately communicate information in sufficient detail concerning complex, non-routine transactions in a timely manner to appropriate members of the Company’s finance and accounting organization that possess the necessary skills, knowledge and authority to determine that such transactions are properly accounted for in accordance with U.S. generally accepted accounting principles and (ii) the lack of specificity in the existing processes regarding the degree and extent of the procedures that should be performed by key finance and accounting personnel in their reviews of the accounting for complex, non-routine transactions to determine that the objective of the review has been achieved.

This material weakness resulted in adjustments to the 2005 interim consolidated financial statements. The areas most affected by this deficiency included the following significant accounts: net sales and loss from discontinued operations. This material weakness impacts GenCorp’s ability to properly account for complex, non-routine transactions in its financial statements.
      This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated February 7, 2006 on those financial statements.
      In our opinion, management’s assessment that GenCorp Inc. did not maintain effective internal control over financial reporting as of November 30, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, GenCorp Inc. has not maintained effective internal control over financial reporting as of November 30, 2005, based on the COSO control criteria.

/s/ Ernst & Young LLP
Sacramento, California
February 7, 2006

Item 9B.     Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
Directors of the Registrant
      Information with respect to directors of the Company (i) who will stand for election at the 2006 Annual Meeting of Shareholders is set forth under the heading “NOMINEES FOR ELECTION AT THIS MEETING TO TERM EXPIRING IN MARCH 2009” in our 2006 Proxy Statement for our 2006 Annual General Meeting of Shareholders and (ii) whose terms extend beyond the 2006 Annual Meeting of Shareholders is set forth under the headings “DIRECTORS WHOSE TERMS CONTINUE UNTIL MARCH 2007” and “DIRECTORS WHOSE TERMS CONTINUE UNTIL MARCH 2008” in our 2006 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year. Such information is incorporated herein by reference.
Executive Officers of the Registrant
      The following information is given as of December 31, 2005, and except as otherwise indicated, each individual has held the same office during the preceding five-year period.

Name	Title	Other Business Experience Since 12/1/99	Age

Terry L. Hall	Chairman of the Board (since December 2003), President and Chief Executive Officer (since July 2002)	Senior Vice President and Chief Operating Officer, November 2001 — July 2002; Senior Vice President and Chief Financial Officer of the Company, July 2001 — November 2001; Senior Vice President and Chief Financial Officer; Treasurer of the Company, October 1999 — July 2001; on special assignment as Chief Financial Officer of Aerojet, May 1999 — October 1999, Senior Vice President and Chief Financial Officer of US Airways Group, Inc., 1998, Chief Financial Officer of Apogee Enterprise Inc., 1995 — 1997	51

Yasmin R. Seyal	Senior Vice President and Chief Financial Officer (since May 2002)	Acting Chief Financial Officer and Senior Vice President, Finance, November 2001 — May 2002; Treasurer of the Company, July 2000 — September 2002; Assistant Treasurer and Director of Taxes of the Company, March 2000 — July 2000; Director of Treasury and Taxes of the Company, October 1999 — April 2000; Director of Taxes as well as other management positions within Aerojet, 1989 — April 1999	48

Name	Title	Other Business Experience Since 12/1/99	Age

Scott Neish	Vice President of the Company and President of Aerojet (since November 2005)	Executive Vice President of Aerojet, 2005; Vice President of Aerojet Sacramento Operations, 2003 — 2005; Vice President and General Manager, Aerojet Redmond, and its predecessor, General-Dynamics-OTS, 2001 — 2004; Vice President, Operations for Primex Aerospace 1998 — 2001.	58

Michael F. Martin	Vice President (since November 2005)	Vice President of the Company and President of Aerojet, November 2001 — November 2005; Acting President of Aerojet, April 2001 — October 2001; Vice President and Controller of the Company, October 1999 — November 2001; Vice President and Controller of Aerojet, September 1993 — October 1999	59

Dr. Joseph Carleone	Vice President (since November 2005)	Vice President of the Company and President of Aerojet Fine Chemicals LLC, September 2000 — November 2005; Vice President and General Manager, Remote Sensing Systems and Vice President, Operations at Aerojet, 1999 — 2000; Vice President, Operations, 1997 — 2000; Vice President, Tactical Product Sector, 1994 — 1997	59

William A. Purdy Jr.	Vice President of the Company and President, Real Estate (since March 2002)	Managing Director, Development, Transwestern Investment Company LLC, January 1997 — March 2002; Chief Financial Officer of American Health Care Providers Inc., April 1996 — January 1997	61

Chris W. Conley	Vice President, Environmental, Health & Safety (since October 1999)	Director Environmental, Health & Safety, March 1996 — October 1999; Environmental Consultant, 1994 — 1996.	47

Linda B. Cutler	Vice President, Corporate Communications (since May 2002)	Vice President, Communications of the Company, March 2002 — May 2002; Strategic Market Manager, Telecommunications and Video Services of Output Technology Solutions, September 2000 — March 2002; Vice President, Marketing and Corporate Communications of Output Technology Solutions, January 2000 — September 2000; Vice President, Investor Relations and Corporate Communications of USCS International, April 1996 — December 1999.	52

Name	Title	Other Business Experience Since 12/1/99	Age

Kari Van Gundy	Vice President, Treasurer (since October 2002)	Senior Vice President, eCommerce, Zenith Insurance Company, June 2000 — September 2002; Senior Vice President, Finance & Treasurer, CalFarm Insurance Company, May 1997 — September 1999	48

Mark A. Whitney	Vice President, Law; Deputy General Counsel and Assistant Secretary (since April 2003)	Senior Corporate Counsel, Tyco International (US) Inc., June 1999 — March 2003; Associate Corporate Counsel, Tyco International (US) Inc., November 1996 — June 1999	42

Bryan Ramsey	Vice President — Human Resources (since July 2005)	Vice President, Aerojet Human Resources since 2001; Director, Aerojet Human Resources, 2000 — 2001; Director of Aerojet Human Resources, Azusa 1998 — 1999.	54
      The Company’s executive officers generally hold terms of office of one year and/or until their successors are elected.
Code of Ethics and Corporate Governance Guidelines
      The Company has adopted a code of ethics known as the “Code of Business Conduct” that applies to the Company’s employees including the principal executive officer, principal financial officer, principal accounting officer and controller. The Company makes available on its website at www.GenCorp.com (and in print to any shareholder who requests them) the Company’s current Code of Business Conduct and the Company’s corporate governance guidelines. Amendments to, or waivers from, a provision of the Code of Business Conduct that applies to our directors or executive officers will be posted to our website within five business days following the date of the amendment or waiver.
Section 16(a) Beneficial Ownership Reporting Compliance
      Information regarding compliance with Section 16(a) of the Exchange Act is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2006 Proxy Statement and is incorporated herein by reference.

Material Changes for Director Nominee Procedures
      Since the date of our 2005 Proxy Statement, our Board of Directors has not made any material changes to the procedures by which shareholders of the Company may recommend nominees to our Board of Directors
Audit Committee and Audit Committee Financial Expert
      Information regarding the Audit Committee and the Audit Committee’s Financial Expert is set forth under the heading “Board Committees” in our 2006 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation
      Information regarding executive compensation is set forth under the heading “Executive Compensation” in our 2006 Proxy Statement and is incorporated herein by reference. Information regarding director compensation is set forth under the heading “Director Compensation” in our 2006 Proxy Statement and is incorporated herein by reference. Information regarding employment contracts, termination of employment and change in control agreements is set forth under the heading “Employment Contracts and Termination of Employment and Change in Control Arrangements” in our 2006 Proxy Statement and is incorporated herein by reference. Information regarding compensation committee interlocks is set forth under the heading

“Compensation Committee Interlocks and Insider Participation” in our 2006 Proxy Statement and is incorporated herein by reference. The Company’s Board Compensation Committee Report on Executive Compensation is set forth under the heading “Report of the Organization & Compensation Committee of the Board of Directors on Executive Compensation” in our 2006 Proxy Statement and is incorporated herein by reference. The performance graph required by this Item is set forth under the heading “Performance Graph” in our 2006 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Information regarding the security ownership of certain beneficial owners and management is set forth under the heading “Security Ownership of Officers and Directors” in our 2006 Proxy Statement and is incorporated herein by reference.
Equity Compensation Plan Information
      The table below sets forth certain information regarding the following equity compensation plans of the Company, pursuant to which we have made equity compensation available to eligible persons, as of November 30, 2005: (i) GenCorp Inc. 1993 Stock Option Plan; (ii) GenCorp Inc. 1997 Stock Option Plan; and (iii) GenCorp Inc. 1999 Equity and Performance Incentive Plan. All three plans have been approved by shareholders.

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to be	Weighted-Average	Equity Compensation
	Issued Upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))

	(a)	(b)	(c)
Equity compensation plans approved by shareholders	1,914,504	$11.15	242,884	(1)
Equity compensation plans not approved by shareholders(2)	—	N/A	—

Total	1,914,504	$11.15	242,884

(1)	The number of shares issued as restricted shares, deferred shares or performance shares is limited under the GenCorp Inc. 1999 Equity and Performance Incentive Plan to 900,000 common shares and, during any period of three consecutive fiscal years, the maximum number of common shares covered by awards of restricted shares, deferred shares or performance shares granted to any one participant is limited to 900,000 common shares. The GenCorp Inc. 1999 Equity and Performance Incentive Plan further provides that no participant may receive an award in any one calendar year of performance shares or performance units having an aggregate maximum value as of the date of grant in excess of $2,000,000.

(2)	The Company also maintains the GenCorp Inc. and Participating Subsidiaries Deferred Bonus Plan. This plan allows participating employees to defer a portion of their compensation for future distribution. All or a portion of such deferrals may be allocated to an account based on the Company’s common stock and does permit limited distributions in the form of Company common shares. However, distributions in the form of common shares are permitted only at the election of the Organization & Compensation Committee of the Board of Directors and, according to the terms of the plan, individuals serving as officers or directors of the Company are not permitted to receive distributions in the form of Company common shares until at least six months after such individual ceases to be an officer or director of the Company. The table does not include information about this plan because no options, warrants or rights are available under this plan and no specific number of shares is set aside under this plan as available for future issuance. Based upon the price of Company common shares on November 30, 2005, the maximum number of shares that could be distributed to employees not subject to the restrictions on officers and directors (if permitted by the Organization & Compensation Committee) would be 54,102.

Item 13.	Certain Relationships and Related Transactions
      Information regarding certain transactions and employment agreements with management is set under the heading “Employment Contracts and Termination of Employment and Change of Control Arrangements” in our 2006 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      Information regarding fees for professional audit services rendered by Ernst & Young LLP (E&Y) for the audit of our annual financial statements for the years ended November 30, 2005 and November 30, 2004, and fees billed for other services rendered by E&Y during those periods as well as information regarding the Audit Committee’s approval relating to such engagements is disclosed under the heading “Ratification of Independent Registered Public Accounting Firm” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in our 2006 Proxy Statement and is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:
(1) FINANCIAL STATEMENTS
(2) FINANCIAL STATEMENT SCHEDULES
      The following financial statement schedule is filed as part of this Annual Report on Form 10-K. All other financial statement schedules have been omitted because they are inapplicable, not required by the instructions or because the required information is either incorporated herein by reference or included in the financial statements or notes thereto included in this report.

GENCORP INC.
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions(1)	Period

Allowance for doubtful accounts (current and noncurrent):
Year ended November 30, 2005	$1	$26	$—	$27
Year ended November 30, 2004	—	1	—	1
Year ended November 30, 2003	—	—	—	—
(3) See Item 15(b)
(b) EXHIBITS

Table
Item No.	Exhibit Description

2.1	Purchase Agreement, dated May 2, 2003, between Atlantic Research Corporation and Aerojet-General Corporation was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2003 (File No. 1-1520) and is incorporated herein by reference.**

2.2	First Amendment to Purchase Agreement, dated August 29, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.2 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.**

2.3	Second Amendment to Purchase Agreement, dated September 30, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2003 (File No. 1-1520) and is incorporated herein by reference.**

2.4	Third Amendment to Purchase Agreement, dated October 16, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.4 to GenCorp’s Amendment No. 1 to Form S-4 Registration Statement dated December 15, 2003 (file no. 333-109518) and is incorporated herein by reference.**

2.5	Stock and Asset Purchase Agreement by and between GDX Holdings LLC and GenCorp Inc. dated July 16, 2004 (filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K dated September 7, 2004 (File No. 1-1520) and incorporated herein by reference).**

2.6	First Amendment to Stock and Asset Purchase Agreement by and between GenCorp Inc. and GDX Holdings LLC dated as of August 31, 2004 (filed as Exhibit 2.2 to GenCorp Inc.’s Current Report on Form 8-K dated September 7, 2004 (File No. 1-1520) and incorporated herein by reference).**

2.7	Second Amendment to Stock and Asset Purchase Agreement by and between GenCorp Inc. and GDX Holdings LLC dated as of October 14, 2004 (filed as Exhibit 2.3 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 (File No. 1-1520), as amended, and incorporated herein by reference).**

2.8	Asset Purchase Agreement, dated as of July 12, 2005, by and among Aerojet Fine Chemicals LLC, Aerojet-General Corporation and American Pacific Corporation was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K filed on July 18, 2005 (File No. 1-1520), and is incorporated herein by reference.**

2.9	First Amendment to Asset Purchase Agreement by and among American Pacific Corporation, Aerojet Fine Chemicals LLC and Aerojet-General Corporation dated as of November 30, 2005 was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K filed on December 1, 2005 (File No. 1-1520) and incorporated herein by reference).**

3.1	Amended Articles of Incorporation of GenCorp filed with the Secretary of State of Ohio on August 7, 2003 was filed as Exhibit 3.1 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.

Table
Item No.	Exhibit Description

3.2	The Amended Code of Regulations of GenCorp, as amended on March 29, 2000, was filed as Exhibit 3.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000 (File No. 1-1520), and is incorporated herein by reference.

4.1	Amended and Restated Rights Agreement (with exhibits) dated as of December 7, 1987 between GenCorp and Morgan Shareholder Services Trust Company as Rights Agent was filed as Exhibit D to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1987 (File No. 1-1520), and is incorporated herein by reference.

4.2	Amendment to Rights Agreement among GenCorp, The First Chicago Trust Company of New York, as resigning Rights Agent and The Bank of New York, as successor Rights Agent, dated August 21, 1995, was filed as Exhibit A to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1995 (File No. 1-1520), and is incorporated herein by reference.

4.3	Amendment to Rights Agreement between GenCorp and The Bank of New York as successor Rights Agent, dated January 20, 1997, was filed as Exhibit 4.1 to GenCorp Inc.’s Current Report on Form 8-K dated January 20, 1997 (File No. 1-1520), and is incorporated herein by reference.

4.4	Indenture dated April 5, 2002 between GenCorp and The Bank of New York, as trustee, relating to GenCorp’s 5 3/4% Convertible Subordinated Notes due 2007 was filed as Exhibit 4.4 to GenCorp’s Form S-3 Registration Statement No. 333-89796 dated June 4, 2002 and is incorporated herein by reference.

4.5	Form of 5 3/4% Convertible Subordinated Notes (included in Exhibit 4.4) was filed as Exhibit 4.6 to GenCorp’s Form S-3 Registration Statement No. 333-89796 dated June 4, 2002 and is incorporated herein by reference.

4.6	Indenture, dated as of August 11, 2003, between GenCorp Inc., the Guarantors named therein and The Bank of New York as trustee relating to GenCorp’s 9 1/2% Senior Subordinated Notes was filed as Exhibit 4.1 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.

4.7	Form of 9 1/2% Senior Subordinated Notes (included in Exhibit 4.7) was filed as Exhibit 4.4 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.

4.8	First Supplemental Indenture dated as of October 29, 2004 to the Indenture between GenCorp Inc. and The Bank of New York, as trustee relating to GenCorp’s 9 1/2% Senior Subordinated Notes due 2013 (filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated November 1, 2004 (File No. 1-1520) and incorporated herein by reference).

4.9	Indenture dated January 16, 2004 between GenCorp and The Bank of New York, as trustee, relating to GenCorp’s 4% Contingent Convertible Subordinated Notes due 2024 was filed as Exhibit 4.11 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003 (File No. 1-1520) and is incorporated herein by reference.

4.10	Registration Rights Agreement dated January 16, 2004 by and among GenCorp, Deutsche Bank Securities Inc., Wachovia Capital Markets, LLC, Scotia Capital (USA) Inc., BNY Capital Markets, Inc., NatCity Investments, Inc. and Wells Fargo Securities, LLC was filed as Exhibit 4.12 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003 (File No. 1-1520) and is incorporated herein by reference.

4.11	Form of 4% Contingent Convertible Subordinated Notes was filed as Exhibit 4.13 (and included in Exhibit 4.11) to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003 (File No. 1-1520) and is incorporated herein by reference.

4.12	Indenture, dated as of November 23, 2004, between GenCorp Inc. and The Bank of New York Trust Company, N.A., as trustee relating to GenCorp Inc.’s 2 1/4% Convertible Subordinated Debentures due 2024 (filed as Exhibit 4.01 to GenCorp Inc.’s Current Report on Form 8-K dated November 23, 2004 (File No. 1-1520), as amended, and incorporated herein by reference).

Table
Item No.		Exhibit Description

4.13		Registration Rights Agreement, dated as of November 23, 2004, by and between GenCorp Inc. and Wachovia Capital Markets, LLC, as representative for the several initial purchasers of the 2 1/4% Convertible Subordinated Debentures due 2024 (filed as Exhibit 4.14 to GenCorp Inc.’s Form S-3 Registration Statement dated January 11, 2005 (File No. 333-121948) and incorporated herein by reference).

4.14		Form of 2 1/4% Convertible Subordinated Debenture (filed as Exhibit 4.02 to GenCorp Inc.’s Current Report on Form 8-K dated November 23, 2004 (File No. 1-1520), as amended, and incorporated herein by reference).

10.1		Distribution Agreement dated September 30, 1999 between GenCorp Inc. and OMNOVA Solutions Inc. (OMNOVA) was filed as Exhibit B to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 19, 1999 (File No. 1-1520), and is incorporated herein by reference.

10.2		Amended and Restated Environmental Agreement by and between Aerojet and Northrop Grumman, dated October 19, 2001 was filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K dated November 5, 2001 (File No. 1-1520), and is incorporated herein by reference.

10.3		Credit Agreement, dated as of December 6, 2004, among GenCorp, as the Borrower, each of those Material Domestic Subsidiaries of the Borrower identified as a “Guarantor” on the signature pages thereto and such other Material Domestic Subsidiaries of the Borrower as may from time to time become a party thereto, the several banks and other financial institutions from time to time parties to such Credit Agreement, and Wachovia Bank, National Association, a national banking association, as Administrative Agent, was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated December 8, 2004 (File No. 1-1520) and is incorporated herein by reference.

10.4		First Amendment to Credit Agreement and Waiver dated as of August 31, 2005, among GenCorp, as the Borrower, each of those Material Domestic Subsidiaries of the Borrower identified as a ‘Guarantor‘ on the signature pages thereto and such other Material Domestic Subsidiaries of the Borrower as may from time to time become a party thereto, the several banks and other financial institutions from time to time parties to the Credit Agreement, and Wachovia Bank, National Association, a national banking association, as Administrative Agent, was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated August 31, 2005 (File No. 1-1520) and is incorporated herein by reference.

10	.5*	Second Amendment to Credit Agreement dated as of January 26, 2006, among GenCorp, as the Borrower, each of those Material Domestic Subsidiaries of the Borrower identified as a ‘Guarantor‘ on the signature pages thereto and Wachovia Bank, National Association, a national banking association, as Administrative Agent.

10	.6†	Modified Employment Retention Agreement dated July 26, 2002, between GenCorp and Robert A. Wolfe was filed as Exhibit 10.39 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002 (File No. 1-1520), and is incorporated herein by reference.

10	.7†	GenCorp 1996 Supplemental Retirement Plan for Management Employees effective March 1, 1996 was filed as Exhibit B to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1996 (File No. 1-1520), and is incorporated herein by reference.

10	.8†	Benefits Restoration Plan for Salaried Employees of GenCorp Inc. and Certain Subsidiary Companies as amended and restated effective December 1, 1986, was filed as Exhibit G to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1987 (File No. 1-1520), and is incorporated herein by reference.

10	.9†	Information relating to the Deferred Bonus Plan of GenCorp Inc. is contained in Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 2-83133 dated April 18, 1986 and is incorporated herein by reference.

10	.10†	Amendment to the Deferred Bonus Plan of GenCorp Inc. effective as of April 5, 1987, was filed as Exhibit I to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1987 (File No. 1-1520), and is incorporated herein by reference.

10	.11†	GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors effective January 1, 1992 was filed as Exhibit A to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1991 (File No. 1-1520), and is incorporated herein by reference.

Table
Item No.		Exhibit Description

10	.12†	GenCorp Inc. 1993 Stock Option Plan effective March 31, 1993 was filed as Exhibit 4.1 to Form S-8 Registration Statement No. 33-61928 dated April 30, 1993 and is incorporated herein by reference.

10	.13†	GenCorp Inc. 1997 Stock Option Plan effective March 26, 1997 was filed as Exhibit 4.1 to Form S-8 Registration Statement No. 333-35621 dated September 15, 1997 and is incorporated herein by reference.

10	.14†	GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit H to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.

10	.15†	GenCorp Inc. Executive Incentive Compensation Program, amended September 8, 1995 to be effective for the 1996 fiscal year was filed as Exhibit E to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997 (File No. 1-1520), and is incorporated herein by reference.

10	.16†	2001 Supplemental Retirement Plan For GenCorp Executives effective December 1, 2001, incorporating GenCorp Inc.’s Voluntary Enhanced Retirement Program was filed as Exhibit 10.29 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001 (File No. 1-1520) and is incorporated herein by reference.

10	.17†	Form of Restricted Stock Agreement between the Company and Nonemployee Directors providing for payment of part of Directors’ compensation for service on the Board of Directors in Company stock was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1998 (File No. 1-1520), and is incorporated herein by reference.

10	.18†	Form of Restricted Stock Agreement between the Company and Nonemployee Directors providing for payment of part of Directors’ compensation for service on the Board of Directors in Company stock was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1999 (File No. 1-1520), and is incorporated herein by reference.

10	.19†	Form of Restricted Stock Agreement between the Company and Directors or Employees for grants of time-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.26 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.

10	.20†	Form of Stock Appreciation Rights Agreement between the Company and Employees for grants of stock appreciation rights under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.27 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.

10	.21†	Form of Stock Appreciation Rights Agreement between the Company and Directors for grants of stock appreciation rights under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.28 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.

10	.22†	Form of Restricted Stock Agreement between the Company and Employees for grants of performance-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.29 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.

10	.23†	Form of Director Nonqualified Stock Option Agreement between the Company and Nonemployee Directors providing for annual grant of nonqualified stock options prior to February 28, 2002, valued at $30,000 was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2002 (File No. 1-1520), and is incorporated herein by reference.

10	.24†	Form of Director Nonqualified Stock Option Agreement between the Company and Nonemployee Directors providing for an annual grant of nonqualified stock options on or after February 28, 2002, valued at $30,000 in lieu of further participation in Retirement Plan for Nonemployee Directors was filed as Exhibit 10.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2002 (File No. 1-1520), and is incorporated herein by reference.

10	.25†	Form of Director and Officer Indemnification Agreement was filed as Exhibit L to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.

Table
Item No.		Exhibit Description

10	.26†	Form of Director Indemnification Agreement was filed as Exhibit M to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.

10	.27†	Form of Officer Indemnification Agreement was filed as Exhibit N to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.

10	.28†	Form of Severance Agreement granted to certain executive officers of the Company was filed as Exhibit D to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997 (File No. 1-1520), and is incorporated herein by reference.

10.29		Shareholder Agreement by and between GenCorp Inc. and Steel Partners II L.P. dated February 15, 2005 (filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated February 16, 2005 (File No. 1-1520) and incorporated herein by reference).

10	.30†	Employment Letter Agreement dated April 12, 2005 by and between GenCorp Inc. and Philip W. Cyburt was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on April 14, 2005 (File No. 1-1520), and is incorporated herein by reference.

10.31		American Pacific Corporation Subordinated Promissory Note, dated November 30, 2005, in the principal amount of $25,500,000 (filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated November 30, 2005 (File No. 1-1520) and incorporated herein by reference).

10	.32*†	Employment Offer Letter dated January 11, 2006 by and between GenCorp Inc. and R. Leon Blackburn.

10	.33*†	Form of Restricted Stock Agreement Version 2 between the Company and Employees for grants of performance-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan.

21	.1*	Subsidiaries of the Company.

23	.1*	Consent of Independent Registered Public Accounting Firm.

24	.1*	Powers of Attorney executed by J. R. Anderson, R. F. Balotti, C. F. Bolden Jr., J. G. Cooper, J. J. Didion, J. M. Osterhoff, S. G. Rothmeier, T. A. Wicks, and S. E. Widnall, Directors of the Company.

31	.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31	.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith. All other exhibits have been previously filed.

**	Schedules and Exhibits have been omitted, but will be furnished to the SEC upon request.

†	Management contract or compensatory plan or arrangement.

(c)	See Item 15(a)2

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
February 10, 2006

GENCORP INC.

By:	/s/ TERRY L. HALL

Terry L. Hall
Chairman of the Board, President and
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

		Title	Date
Signature

/s/ TERRY L. HALL Terry L. Hall		Chairman of the Board, President and Chief Executive Officer/ Director (Principal Executive Officer)	February 10, 2006

/s/ YASMIN R. SEYAL Yasmin R. Seyal		Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 10, 2006

By:	/s/ * J. Robert Anderson	Director	February 10, 2006

By:	/s/ * R. Franklin Balotti	Director	February 10, 2006

By:	/s/ * C. F. Bolden Jr.	Director	February 10, 2006

By:	/s/ * J. Gary Cooper	Director	February 10, 2006

By:	/s/ * James J. Didion	Director	February 10, 2006

By:	/s/ * James M. Osterhoff	Director	February 10, 2006

By:	/s/ * Steven G. Rothmeier	Director	February 10, 2006

By:	/s/ * Timothy A. Wicks	Director	February 10, 2006

		Title	Date
Signature

By:	/s/ * Sheila E. Widnall	Director	February 10, 2006

By:	/s/ YASMIN R. SEYAL Yasmin R. Seyal	Attorney-in-Fact pursuant to Powers of Attorney filed herewith	February 10, 2006