Form 10-Q
period 2006-02-28
GENCORP INC
filed 2006-04-10
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: February 28, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                                           to
Commission File Number 1-01520
GenCorp Inc.
(Exact name of registrant as specified in its charter)

Ohio (State of Incorporation)	34-0244000 (I.R.S. Employer Identification No.)

Highway 50 and Aerojet Road Rancho Cordova, California (Address of Principal Executive Offices)	95742 (Zip Code)

P.O. Box 537012 Sacramento, California (Mailing Address)	95853-7012 (Zip Code)
Registrant’s telephone number, including area code (916) 355-4000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of March 31, 2006, there were 55.3 million outstanding shares of our Common Stock, $0.10 par value.

GenCorp Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended February 28, 2005

Item
Number	Page
PART I – FINANCIAL INFORMATION
1 Financial Statements	3
2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
3 Quantitative and Qualitative Disclosures About Market Risk	39
4 Controls and Procedures	39
PART II – OTHER INFORMATION
1 Legal Proceedings	40
2 Unregistered Sales of Equity Securities and Use of Proceeds	41
3 Defaults Upon Senior Securities	41
4 Submission of Matters to Vote of Security Holders	41
5 Other Information	41
6 Exhibits	41
SIGNATURES
Signatures	42
EXHIBIT INDEX
Exhibit Index	43
EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
GenCorp Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	February 28,	February 28,
	2006	2005
	(In millions, except per share amounts)
Net Sales	$128.7	$139.9
Costs and Expenses
Cost of products sold	121.8	130.3
Selling, general and administrative	8.0	7.5
Depreciation and amortization	6.5	6.7
Other (income) expense, net	(0.1)	0.2
Interest expense	6.3	7.1
Unusual items	—	18.1

Loss from continuing operations before income taxes and cumulative effect of a change in accounting principle	(13.8)	(30.0)
Income tax provision	0.6	—

Loss from continuing operations before cumulative effect of a change in accounting principle	(14.4)	(30.0)
Loss from discontinued operations, net of income taxes	(0.9)	(1.4)

Loss before the cumulative effect of a change in accounting principle	(15.3)	(31.4)
Cumulative effect of a change in accounting principle, net of income taxes	(0.7)	—

Net loss	$(16.0)	$(31.4)

Loss Per Share of Common Stock
Basic and Diluted:
Loss per share from continuing operations before cumulative effect of a change in accounting principle	$(0.26)	$(0.55)
Loss per share from discontinued operations	(0.02)	(0.03)
Loss per share from cumulative effect of a change in accounting principle	(0.01)	—

Net loss per share	$(0.29)	$(0.58)

Weighted average shares of common stock outstanding	55.1	54.2

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Balance Sheets

	February 28,	November 30,
	2006	2005
	(Unaudited)
	(In millions, except
	per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$50.4	$91.7
Accounts receivable	73.8	82.1
Inventories	73.2	57.5
Recoverable from the U.S. government and other third parties for environmental remediation costs	31.9	24.6
Prepaid expenses and other	23.5	24.7

Total Current Assets	252.8	280.6
Noncurrent Assets
Property, plant and equipment, net	137.3	140.2
Recoverable from the U.S. government and other third parties for environmental remediation costs	162.6	171.4
Prepaid pension asset	222.5	233.2
Goodwill	102.0	102.0
Intangible assets	27.1	27.5
Other noncurrent assets, net	98.2	102.5

Total Noncurrent Assets	749.7	776.8

Total Assets	$1,002.5	$1,057.4

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings and current portion of long-term debt	$1.1	$1.4
Accounts payable	30.4	57.1
Reserves for environmental remediation	58.8	51.7
Income taxes payable	6.4	5.9
Postretirement medical and life benefits	11.8	11.9
Other current liabilities	145.1	142.5
Liabilities of discontinued operations	1.8	1.9

Total Current Liabilities	255.4	272.4
Noncurrent Liabilities
Convertible subordinated notes	291.2	291.2
Senior subordinated notes	97.5	97.5
Other long-term debt, net of current portion	53.5	53.8
Reserves for environmental remediation	203.0	216.3
Postretirement medical and life benefits	132.9	137.9
Other noncurrent liabilities	52.6	61.0

Total Noncurrent Liabilities	830.7	857.7

Total Liabilities	1,086.1	1,130.1
Commitments and Contingencies (Note 10)
Shareholders’ Deficit
Preference stock, par value of $1.00; 15 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150 million shares authorized; 55.9 million shares issued, 55.3 million outstanding as of February 28, 2006; 55.6 million shares issued, 55.0 million shares outstanding as of November 30, 2005	5.5	5.5
Other capital	186.4	181.3
Accumulated deficit	(273.9)	(257.9)
Accumulated other comprehensive loss, net of income taxes	(1.6)	(1.6)

Total Shareholders’ Deficit	(83.6)	(72.7)

Total Liabilities and Shareholders’ Deficit	$1,002.5	$1,057.4

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Statement of Shareholders’ Deficit
(Unaudited)

					Accumulated
					Other	Total
	Common Stock		Other	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit
	(In millions, except share and per share amounts)
November 30, 2005	54,962,624	$5.5	$181.3	$(257.9)	$(1.6)	$(72.7)
Net loss	—	—	—	(16.0)	—	(16.0)
Shares issued under stock option and stock incentive plans, net of income tax	310,330	—	5.1	—	—	5.1

February 28, 2006	55,272,954	$5.5	$186.4	$(273.9)	$(1.6)	$(83.6)

GenCorp Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	February 28,	February 28,
	2006	2005
	(in millions)
		(Revised)
Operating Activities
Net loss	$(16.0)	$(31.4)
Loss from discontinued operations, net of income taxes	0.9	1.4
Cumulative effect of a change in accounting principle, net of income taxes	0.7	—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6.5	6.7
Stock compensation and savings plan expense	2.8	2.0
Loss on repayment of debt	—	18.1
Changes in assets and liabilities:
Current assets	(13.3)	(28.2)
Noncurrent assets	23.5	14.5
Current liabilities	(11.8)	(19.2)
Noncurrent liabilities	(26.6)	(16.0)

Net cash used in continuing operations	(33.3)	(52.1)
Net cash used in discontinued operations	(7.2)	(0.9)

Net Cash Used in Operating Activities	(40.5)	(53.0)
Investing Activities
Capital expenditures	(2.5)	(1.7)
Restricted cash	—	201.3
Investing activities of discontinued operations	—	(7.1)

Net Cash (Used in) Provided by Investing Activities	(2.5)	192.5
Financing Activities
Proceeds from issuance of convertible notes	—	66.4
Repayment of convertible and senior subordinated notes	—	(121.6)
Repayments of short-term debt	(0.3)	—
Proceeds from the issuance of other long-term debt	—	25.0
Repayments of other long-term debt	(0.3)	(141.6)
Debt issuance costs	(0.6)	(6.0)
Tax benefit on stock options	0.3	—
Other equity transactions	2.6	1.7

Net Cash Provided by (Used in) Financing Activities	1.7	(176.1)

Net Decrease in Cash and Cash Equivalents	(41.3)	(36.6)
Cash and Cash Equivalents at Beginning of Period	91.7	67.9

Cash and Cash Equivalents at End of Period	$50.4	$31.3

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Basis of Presentation and Nature of Operations
     GenCorp Inc. (GenCorp or the Company) has prepared the accompanying Unaudited Condensed Consolidated Financial Statements, including its accounts and the accounts of its wholly owned and majority-owned subsidiaries, in accordance with the instructions to Form 10-Q and therefore do not include all of the information and notes required by accounting principles generally accepted in the United States of America (GAAP). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 30, 2005, as filed with the Securities and Exchange Commission (SEC).
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
     The Company revised its Condensed Consolidated Statement of Cash Flows for the first quarter of fiscal 2005 to reconcile the net loss to net cash used in operating activities. Previously, the Company reconciled loss from continuing operations to net cash used in operating activities.
     The Company is a technology-based manufacturer of aerospace and defense products and systems with a real estate business segment that includes activities related to the entitlement, sale, and leasing of the Company’s excess real estate assets. The Company’s continuing operations are organized into two segments:
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
     On November 30, 2005, the Company completed the sale of its Fine Chemicals business, which is classified as discontinued operations in these Unaudited Condensed Consolidated Financial Statements and Notes to Unaudited Condensed Consolidated Financial Statements (see Note 14). In addition, the assets and liabilities remaining related to the GDX operations after the sale to Cerberus Capital Management, L.P. on August 31, 2004 are classified as discontinued operations in these Unaudited Condensed Consolidated Financial Statements and Notes to Unaudited Condensed Consolidated Financial Statements.
     A detailed description of the Company’s significant accounting policies can be found in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended November 30, 2005.
     As of December 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, (SFAS 123(R)), which requires companies to recognize in the statement of operations the grant-date fair value of stock awards issued to employees and directors. The Company adopted SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R). As a result of applying SFAS 123(R), the loss from continuing operations before the cumulative effect of a change in accounting principle for the first quarter of fiscal 2006 was increased by $0.4 million. In addition, the Company recognized an increase to its net loss of $0.7 million related to the cumulative effect of a change in accounting principle as of December 1, 2005 (see Note 3).
     In March 2005, the FASB issued Interpretation No. 47(FIN 47), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This interpretation is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its financial position and results of operations which the Company will adopt in the fourth quarter of fiscal 2006.
2. Loss Per Share of Common Stock
     A reconciliation of the numerator and denominator used to calculate basic and diluted loss per share of common stock (EPS) is presented in the following table:

	Three months ended
	February 28,	February 28,
	2006	2005
	(in millions, except per share
	amounts; shares in thousands)
Numerator for Basic and Diluted EPS:
Loss from continuing operations before the cumulative effect of a change in accounting principle	$(14.4)	$(30.0)
Loss from discontinued operations, net of income taxes	(0.9)	(1.4)
Cumulative effect of a change in accounting principle, net of income taxes	(0.7)	—

Net loss available to common shareholders	$(16.0)	$(31.4)

Denominator for Basic and Diluted EPS:
Weighted average shares of common stock outstanding	55,086	54,180

Basic and Diluted:
Loss per share from continuing operations before the cumulative effect of a change in accounting principle	$(0.26)	$(0.55)
Loss per share from discontinued operations	(0.02)	(0.03)
Loss per share from cumulative effect of a change in accounting principle	(0.01)	—

Net loss per share	$(0.29)	$(0.58)

     The following were not included in the computation of diluted loss per share for the first quarter of fiscal 2006 and fiscal 2005 because the effect would be antidilutive for the periods:

Description	Conversion Rate
5 3/4% Convertible Subordinated Notes	54.29 shares per $1,000 outstanding
4% Contingent Convertible Subordinated Notes	64.81 Shares per $1,000 outstanding
2 1/4% Convertible Subordinated Debentures	50.00 Shares per $1,000 outstanding
     Potentially dilutive securities that are not included in the diluted EPS calculation, because they would be antidilutive, also include 1.7 million and 2.2 million employee stock options as of February 28, 2006 and 2005, respectively.
3. Stock Based Compensation
     On December 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options, restricted stock, and stock appreciation rights (SARS) based on estimated fair values. The Company adopted SFAS 123(R) using the modified prospective transition method, which requires application of the accounting standard as of December 1, 2005, the first day of fiscal year 2006. The Unaudited Condensed Consolidated Financial Statements as of and for the three months ended February 28, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Therefore, the results for the first quarter of fiscal 2006 are not directly comparable to the same period in the prior year.

Prior to the adoption of SFAS 123(R)
     Prior to the adoption of SFAS 123(R), as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the Company applied the existing accounting rules under APB Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) which provided that no compensation expense was charged for options granted at an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, the Company did not record any significant stock-based compensation related to SARS under the intrinsic value method in accordance with SFAS 123.
     The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to awards granted under the Company’s stock-based compensation plans prior to the adoption. For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes option-pricing model (Black-Scholes Model) and amortized on a straight-line basis over the respective vesting periods of the awards. The disclosure for the first quarter of fiscal 2006 was not presented because stock-based awards were accounted for under SFAS 123(R)’s fair-value method during this period.

Three months
ended
February 28,
2005
(in millions, except
per share amounts)
Net loss, as reported	$(31.4)
Add: Stock based compensation expense reported, net of related tax effects	0.3
Deduct: Stock based compensation expense determined under fair value based method for all awards, net of related tax effects	(0.4)

Net loss, pro forma	$(31.5)

As reported
Basic and diluted	$(0.58)

Pro forma
Basic and diluted	$(0.58)

Adoption of SFAS 123(R)
     The following table details the impact of adopting SFAS 123(R) during the most recent quarter:

Three months
ended
February 28,
2006
(in millions, except
per share amounts)
Effect on loss from continuing operations	$(0.4)
Cumulative effect of change in accounting principle, net of income taxes	(0.7)

Net loss	$(1.1)

Effect on basic and diluted net loss per share	$(0.02)

     Total stock-based compensation expense by type of award for the first quarter of fiscal 2006 was as follows:

Three months
ended
February 28,
2006
(in millions, except
per share amounts)
Stock appreciation rights	$1.0
Restricted stock, service based	0.1
Restricted stock, performance based	0.1
Stock options	0.1

Total stock-based compensation expense	$1.3
Tax effect on stock based compensation expense	—

Net effect on stock-based compensation expense	$1.3

Effect on basic and diluted net loss per share	$(0.02)

     As of February 28, 2006, the Company had 150.0 million authorized shares of common stock, par value $0.10 per share, of which 55.9 million shares were issued, 55.3 million shares were outstanding and 22.0 million shares were reserved for future issuance for discretionary payments of the Company’s portion of retirement savings plan contributions, exercise of stock options (ten year contractual life) and restricted stock (no maximum contractual life), payment of awards under stock-based compensation plans, and conversion of the Company’s Notes.
     Stock Appreciation Rights. As of February 28, 2006, a total of 517,643 SARS were outstanding under the 1999 Equity and Performance Incentive Plan (1999 Plan). The SARS granted to key employees in general, exercisable in one-third increments at one year, two years, and three years from the date of grant and have a ten year contractual life. The SARS granted to directors of the Company primarily vest over a one year service period and have a ten year contractual life. These awards are similar to the Company’s employee stock options, but are settled in cash rather than in shares of common stock and are classified as liability awards. Under APB 25, compensation cost for these awards was recognized at the intrinsic value. The Company did not incur any significant compensation charges related to the SARS during fiscal 2005. Under the provisions of SFAS 123 (R), compensation cost for these awards is determined using a fair-value method and remeasured at each reporting date until the date of settlement. Stock-based compensation expense recognized for the first quarter of fiscal 2006 is based on SARS ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.
     As of February 28, 2006, there was $3.5 million of total stock-based compensation related to nonvested SARS. That cost is expected to be recognized over an estimated weighted-average amortization period of 29 months. The intrinsic value of the SARS exercisable and outstanding at February 28, 2006 was less than $0.1 million. The weighted average grant date fair value for SARS granted in the first quarter of fiscal 2005 was $10.28.
     A summary of the Company’s SARS activity and related information for the first quarter of fiscal 2006 is as follows:

		Weighted
		Average
	SARS	Grant Date
	(000s)	Fair Value
Outstanding at November 30, 2005	269	$8.81
Granted	251	$11.34
Forfeited/canceled	(2)	$7.67

Outstanding at February 28, 2006	518	$10.26

Exercisable at November 30, 2005	9	$11.89
Vested	49	$9.88

Exercisable at February 28, 2006	58	$10.28

     Restricted Stock, service based: As of February 28, 2006, a total of 155,250 shares of service based restricted stock was outstanding which vest based on years of service under the 1999 Plan. Restricted shares are granted to key employees and directors of the Company. During the first quarter of fiscal 2006, the Company’s Organization & Compensation Committee of the Board approved the grant of 30,000 restricted shares to the Company’s key employees. The fair value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of award and is being amortized straight line over the service period. Stock-based compensation expense recognized for the first quarter of fiscal 2006 is based on service based restricted stock ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.
     As of February 28, 2006, there was $1.2 million of total stock-based compensation related to nonvested service based restricted stock. That cost is expected to be recognized over an estimated weighted-average amortization period of 31 months. The intrinsic value of the service based restricted stock outstanding at February 28, 2006 was $3.0 million. Additionally, the intrinsic value of the service based restricted stock vested during the first quarter of fiscal 2006 and fiscal 2005 was $0.1 million. The weighted average grant date fair value for restricted stock granted in the first quarter of fiscal 2005 was $18.59.
     A summary of the Company’s service based restricted stock activity, and related information for the first quarter of fiscal 2006 is as follows:

	Service
	Based	Weighted
	Restricted	Average
	Stock	Grant Date
	(000s)	Fair Value
Outstanding at November 30, 2005	139	$14.73
Granted	30	$19.40
Exercised/vested	(6)	$7.73
Forfeited/canceled	(8)	$10.27

Outstanding at February 28, 2006	155	$16.25

     Restricted Stock, performance based: As of February 28, 2006, a total of 197,245 shares of performance based restricted shares were outstanding under the 1999 Plan. The restricted stock primarily vests if the Company meets various operations and earnings targets set by the Organization & Compensation Committee of the Board. During the first quarter of fiscal 2006, the Company’s Organization & Compensation Committee of the Board approved the grant of 103,750 restricted shares to the Company’s key employees. The fair value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of award and is being amortized over the estimated service period to achieve the operations and earnings targets. Stock-based compensation expense recognized for the first quarter of fiscal 2006 is based on performance based restricted stock ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.
     As of February 28, 2006, there was $3.2 million of total stock-based compensation related to nonvested performance based restricted stock. The underlying performance criteria set by the Organization & Compensation Committee of the Board relate to meeting certain annual earnings and cash flow targets and achieving certain real estate related milestones within specific time frames through the year 2009. Based on the Company’s current projections, approximately $0.9 million of the $3.2 million is not currently expected to vest. The $2.3 million of nonvested performance based stock cost will be recognized over an estimated amortization period of when the performance targets are expected to be met. The intrinsic value of the performance based restricted stock outstanding at February 28, 2006 was $3.8 million. The weighted average grant date fair value for restricted stock granted in the first quarter of fiscal 2005 was $18.61.
     A summary of the Company’s performance based restricted stock activity, and related information for the first quarter of fiscal 2006 is as follows:

	Performance
	Based	Weighted
	Restricted	Average
	Stock	Grant Date
	(000s)	Fair Value
Outstanding at November 30, 2005	204	$15.65
Granted	104	$18.61
Exercised/vested	—
Forfeited/canceled	(111)	$10.96

Outstanding at February 28, 2006	197	$19.05

     Stock Options: As of February 28, 2006, a total of 1,726,331 stock options were outstanding under the 1999 Plan and the 1997 Stock Option Plan. The Company has not granted stock options to employees or directors since February 2004. Stock-based compensation expense recognized for the first quarter of fiscal 2006 included compensation expense for stock options granted prior to, but not yet vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Included in stock-based compensation expense in the first quarter of fiscal 2006 was $0.1 million related to stock options which is net of the estimated forfeitures. The intrinsic value of the stock options exercised during the first quarter of fiscal 2005 was $1.0 million. The fair value of the stock options which vested during the first quarter of fiscal 2006 and fiscal 2005 was $0.8 million and $0.9 million, respectively.
     As of February 28, 2006, there was $0.1 million of total stock-based compensation related to nonvested stock options. That cost is expected to be recognized over an estimated amortization period of 1 year.
     A summary of the Company’s stock option activity and related information for the first quarter of fiscal 2006 is as follows:

			Weighted
		Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(000s)	Price	Life	(in millions)
Outstanding at November 30, 2005	1,915	$11.15
Exercised	(187)	$13.45		$1.1
Forfeited/canceled	(2)	$10.63

Outstanding at February 28, 2006	1,726	$10.89	4.66	$14.4

Exercisable at February 28, 2006	1,697	$10.93	4.61	$14.1

Valuation Assumptions
     The fair value of SARS granted was estimated at February 28, 2006 using a Black-Scholes Model with the following weighted average assumptions:

Three months
ended
February 28,
2006
Expected life (in years)	7.5
Volatility	42.66%
Risk-free interest rate	4.66%
Dividend yield	0.00%
     During the first quarter of fiscal 2005, the Company did not issue any stock options that required the fair value calculation. The fair value of each outstanding option award in prior years was estimated on the date of grant using a Black-Scholes Model. Assumptions used in the model for the prior year grants are described in the Company’s Annual Report on Form 10-K.
     Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules.
     Expected Volatility: The fair value of stock based payments were valued using the Black-Scholes Model with a volatility factor based on the Company’s historical stock prices. The range of expected volatility used in the Black-Scholes Model was 36% to 47%.
     Expected Dividend: The Black-Scholes Model requires a single expected dividend yield as an input. The Company’s Board of Directors eliminated the payment of quarterly dividends in the third quarter of fiscal 2004 and beginning in December 2004, the senior credit facility restricted the payment of dividends. The Company does not anticipate paying any dividends in the near future.
     Risk-Free Interest Rate: The Company bases the risk-free interest rate used in the Black-Scholes Model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The range of risk-free interest rates used in the Black-Scholes Model was 4.59% to 4.67%.

     Estimated Pre-vesting Forfeitures: When estimating forfeitures, the Company considers historical termination as well as anticipated retirements.
4. Accounts Receivable

	February 28,	November 30,
	2006	2005
	(in millions)
Receivables under long-term contracts:
Billed	$46.8	$45.4
Unbilled costs and estimated earnings	27.0	36.7

Accounts receivable	$73.8	$82.1

     The unbilled receivable amounts as of February 28, 2006 and November 30, 2005 expected to be collected after one year were $2.9 million and $2.7 million, respectively. Such amounts are billed either upon delivery of completed units or settlements of contracts.
5. Inventories

	February 28,	November 30,
	2006	2005
	(in millions)
Raw materials and supplies	$2.5	$1.9
Work in progress on commercial products	4.3	3.0
Finished goods on commercial products	0.1	0.2
Long-term contracts at average cost	117.5	86.1
Progress payments	(51.2)	(33.7)

Inventories	$73.2	$57.5

6. Property, Plant and Equipment, Net

	February 28,	November 30,
	2006	2005
	(in millions)
Land	$29.3	$29.3
Buildings and improvements	135.5	135.3
Machinery and equipment	350.7	346.5
Construction-in-progress	9.0	10.9

	524.5	522.0
Less: accumulated depreciation	(387.2)	(381.8)

Property, plant and equipment, net	$137.3	$140.2

7. Other Noncurrent Assets, Net

	February 28,	November 30,
	2006	2005
	(in millions)
Note receivable	$25.5	$25.5
Other receivable	26.4	26.4
Real estate held for entitlement and leasing	33.1	32.3
Deferred financing costs	16.6	16.4
Other	22.1	27.4

	123.7	128.0
Less: allowance on note receivable	(25.5)	(25.5)

Other noncurrent assets, net	$98.2	$102.5

     As of February 28, 2006 and November 30, 2005, the Company had a receivable of $26.4 million from Northrop Grumman Corporation for amounts due related to environmental remediation (see Note 10 (c)).
     On November 30, 2005, the Company received a $25.5 million unsecured subordinated note receivable from American Pacific Corporation in connection with sale of the Company’s Fine Chemicals business (see Note 14). The Company recorded a full valuation allowance on the note.
8. Other Current Liabilities

	February 28,	November 30,
	2006	2005
	(in millions)
Accrued goods and services	$4.0	$4.8
Contract loss provisions	9.0	10.0
Advanced payments on contracts	51.7	44.8
Accrued compensation and employee benefits	40.2	41.1
Interest payable	2.5	5.2
Customer reimbursements of tax recoveries	13.0	13.0
Other	24.7	23.6

Other current liabilities	$145.1	$142.5

     Customer reimbursements of tax recoveries relate to a unitary tax settlement. Payment of this settlement was made during the second quarter of fiscal 2006.

9. Long-term Debt

	February 28,	November 30,
	2006	2005
	(in millions)
Convertible subordinated notes, bearing interest at 5.75% per annum, interest payments due in April and October, maturing in 2007 (5 3/4% Notes)	$19.8	$19.8
Contingent convertible subordinated notes, bearing interest at 4.00% per annum, interest payments due in January and July, maturing in 2024 (4% Notes)	125.0	125.0
Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in 2024 (2 1/4% Debentures)	146.4	146.4

Total convertible subordinated notes	291.2	291.2

Senior subordinated notes, bearing interest at 9.50% per annum, interest payments due in February and August, maturing in 2013 (9 1/2% Notes)	97.5	97.5

Total senior subordinated notes	97.5	97.5

Other debt	0.1	0.4
Term loan, bearing interest at various rates (rate of 8.06% as of February 28, 2006), payable in quarterly installments of $250,000 plus interest, maturing in 2010	54.5	54.8

Total other debt	54.6	55.2

Total debt	443.3	443.9
Less: Amounts due within one year	(1.1)	(1.4)

Total long-term debt	$442.2	$442.5

     The estimated fair value of the Company’s total debt was $508.7 million as of February 28, 2006 compared to a carrying value of $443.3 million. The fair value of the convertible subordinated notes and the senior subordinated notes was determined based on quoted market prices as of February 28, 2006. The fair value of the remaining debt approximates the carrying value. The interest rates are generally variable, based on market interest rates, and reflect market rates currently available to the Company.
     The Senior Credit Facility provides for a revolving credit facility (Revolver) maturing in December 2009, and a credit-linked facility maturing in December 2010; subject to early maturity in January 2007 if the 5 3/4% Notes remain outstanding or have not been cash collateralized by then. As of February 28, 2006, the credit-linked facility consisted of a $54.5 million term loan subfacility and a $44.3 million letter of credit subfacility. Interest rates are based on LIBOR borrowings or Alternate Base Rate borrowings, as defined in the Credit Agreement. The interest rate on the revolving credit facility is currently LIBOR plus 225 basis points, or Alternate Base Rate plus 125 basis points, subject to adjustment based on the Company’s senior leverage ratio, to a maximum of LIBOR plus 300 basis points, or Alternate Base Rate plus 200 basis points. The interest rate on the term loan for fiscal 2006 has been amended to be LIBOR plus 325 basis points, or Alternate Base Rate plus 225 basis points, subject to a 50 basis point increase in the event that the Company’s senior secured debt ratings are lowered to certain levels. The fees on the letter of credit subfacility for 2006 have also been amended to be 325 basis points plus any shortfall from LIBOR earned on the credit-linked deposits, subject to a 50 basis point increase in the event that the Company’s senior secured debt ratings are lowered to certain levels. The Revolver commitment fee is .5% per annum on the unused balance of the Revolver. As of February 28, 2006, the borrowing limit under the Revolver was $80.0 million of which the Company had zero outstanding borrowings. The Company also had $54.5 million outstanding on the term loan and $27.5 million outstanding letters of credit at February 28, 2006.
     The Senior Credit Facility is secured by substantially all of the Company’s assets, including the stock and assets of its material domestic subsidiaries that are guarantors of this facility. The Company is subject to certain limitations including the ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; and make restricted payments. The Company is also subject to financial covenants as amended, which are as follows:

	Actual Ratios	Required Covenants Dec. 1, 2005
Financial Covenant	February 28, 2006	Through Nov. 30, 2006
Interest coverage ratio	2.64 to 1.00	Not less than: 2.00 to 1.00
Fixed charge coverage ratio	2.03 to 1.00	Not less than: 1.15 to 1.00
Leverage ratio	6.24 to 1.00	Not greater than: 8.00 to 1.00
Senior leverage ratio	0.47 to 1.00	Not greater than: 2.50 to 1.00

     In January 2006, the Company entered into an Amendment to increase the maximum leverage covenant to 8.00 to 1.00 for fiscal 2006 and increase the interest rate on the credit linked facility as discussed above. The Company was in compliance with its covenants as of February 28, 2006.
10. Commitments and Contingencies
a. Legal proceedings
     From time to time, the Company and its subsidiaries are subject to legal proceedings, including litigation in federal and state courts, which arise out of, and are incidental to, the ordinary course of the Company’s on-going and historical businesses. The Company is also subject to governmental investigations by state and federal agencies. The Company cannot predict the outcome of such proceedings with any degree of certainty, and therefore as of February 28, 2006, except as noted below, an estimate of a probable loss or range of loss cannot be made. The potential liabilities that may result could have a material adverse effect on the Company’s financial position or the results of operations.
Groundwater Cases
     Along with other industrial Potentially Responsible Parties (PRPs) and area water purveyors, Aerojet was sued in three cases by approximately 500 individual plaintiffs residing in the vicinity of Aerojet’s facilities near Sacramento, California (the Sacramento cases). One of the cases was subsequently dismissed by the plaintiff. The remaining Sacramento cases are denominated as follows: Allen, et al. v. Aerojet-General Corporation, et al., Case No. 97AS06295, Sacramento County Superior Court, served January 14, 1998 and Smith v. Aerojet-General Corporation, et al., Case No. 05AS01500, Sacramento County Superior Court, served August 14, 2005.
     The trial court determined that the Public Utility Commission regulated water purveyor defendants did not serve water in violation of state and federal standards. Accordingly, such regulated water entities were dismissed from the litigation. Aerojet is the sole defendant remaining in this litigation. The Sacramento Superior Court through the initial pleading stage reduced the number of plaintiffs in the Sacramento cases to approximately 300. On or about May 28, 2004 and July 23, 2004, the Sacramento Superior Court dismissed, without leave to amend, nearly 250 plaintiffs, leaving the number of plaintiffs at 53. Subsequent dismissals, consolidation of another suit and a settlement with a group of plaintiffs have reduced the number of plaintiffs to 10. The remaining individual plaintiffs in the Sacramento cases seek damages for illness (in some cases death) and economic injury allegedly caused by their ingestion of groundwater contaminated by Aerojet and others, without specifying actual damages. Trial in the Sacramento cases commenced in February 2006.
     Aerojet and other defendants were sued by the Orange County Water District, a public entity with jurisdiction over groundwater resources and water supplies in Orange County: Orange County Water District v. Northrop Corporation, et al. Case No. O4CC00715, Orange County (CA) Superior Court, served December 29, 2004. The plaintiff alleges that groundwater in Orange County, California is contaminated with chlorinated solvents that were allegedly released to the environment by Aerojet and other industrial defendants causing it to incur unspecified response costs and other damages. The plaintiff seeks declaratory relief and recovery of past costs in connection with investigation and remediation of groundwater resources. Discovery is ongoing.
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
Vinyl Chloride Litigation
     Between the early 1950s and 1985, the Company produced polyvinyl chloride (PVC) resin at its former Ashtabula, Ohio facility. PVC is one of the most common forms of plastic currently on the market. A building block compound of PVC is vinyl chloride (VC), now listed as a known carcinogen by several governmental agencies. The Occupational Safety and Health Administration (OSHA) has regulated workplace exposure to VC since 1974.
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
     Of the cases that have been filed, the majority have been dismissed or settled on terms favorable to the Company. The eight pending cases involve employees at VC or PVC facilities owned or operated by others, or allege aerosol exposure. One of the pending cases is a class action seeking a medical monitoring program for former employees at a PVC facility in New Jersey.
     Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued for such contingencies.
Asbestos Litigation
     The Company has from time to time been named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products or in manufacturing operations. The majority have been filed in Madison County, Illinois and San Francisco, California. Since 1998, more than 175 of these asbestos lawsuits have been resolved with the majority being dismissed. There were 155 asbestos cases pending as of February 28, 2006.
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
     Aerojet completed the initial phase of a site-wide remedial investigation in 1993. In addition, Aerojet has installed eight groundwater extraction and treatment facilities as interim or final measures to control groundwater contamination at the Sacramento site. Aerojet is also investigating groundwater contamination both on and off its facilities through the development of operable unit feasibility studies. On August 19, 2002, the EPA issued an administrative order requiring Aerojet to implement the EPA approved remedial action for the Western Groundwater Operable Unit. A nearly identical order was issued by the California Regional Water Quality Control Board, Central Valley (Central Valley RWQCB). In fiscal 2003, Aerojet discovered previously unidentified NDMA-contaminated groundwater located to the north and west of the Western Groundwater Operable Unit boundaries. Following such discovery, Aerojet undertook investigation to characterize the extent of the contamination. This investigation has been substantially completed. This contaminated groundwater zone has been incorporated into the Western Groundwater Operable Unit remediation plan. All Western Groundwater Operable Unit collection and treatment systems will be fully constructed in late 2006 or early 2007. Based on sampling, Aerojet believes that no municipal drinking water wells are threatened by this finding. Aerojet is conducting feasibility studies to refine technical approaches and costs to remediate the site. Remediation is underway at various site locations. The remediation costs are principally for design, construction, enhancement and operation of groundwater and soil treatment facilities, ongoing project management and regulatory oversight. A discussion of Aerojet’s efforts to estimate these costs is contained below under the heading “Environmental Reserves and Estimated Recoveries.”
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

     Between January 1995 and January 1997, the EPA issued Special Notice Letters to Aerojet and eighteen other companies requesting that they implement a groundwater remedy. Subsequently, perchlorate, NDMA, and 1,4-dioxane were identified as contaminants in the BPOU. On June 30, 2000, the EPA issued a UAO ordering the PRPs to implement a remedy consistent with the Record of Decision (ROD), but encouraging the PRPs to attempt to negotiate an agreement with the local purveyors. Aerojet, along with seven other PRPs (the Cooperating Respondents) signed a Project Agreement in late March 2002 with the Water Quality Authority, Watermaster, Valley County Water District, La Puente Valley Water District, San Gabriel Valley Water Company, Suburban Water Systems and California Domestic Water Company (the Water Entities). The Project Agreement, which has a term of 15 years, became effective on May 9, 2002. Pursuant to the Project Agreement, the Cooperating Respondents fund through an escrow account, the capital, operational, maintenance, and administrative costs of certain treatment and water distribution facilities to be owned and operated by the Water Entities. The Project Agreement also settled the past environmental claims of the Water Entities. There are also provisions in the Project Agreement for maintaining financial assurance (in the form of cash or letters of credit). Aerojet and the other Cooperating Respondents have entered into an interim allocation agreement that establishes the interim payment obligations of Aerojet and the remaining Cooperating Respondents for the costs of the Project Agreement. Under the interim allocation, Aerojet is responsible for approximately two-thirds of all project costs, pending completion of any allocation proceeding. All project costs are subject to reallocation among the Cooperating Respondents. Aerojet intends to continue to defend itself vigorously to assure that it is appropriately treated with other PRPs and that costs of any remediation are properly allocated among all PRPs.
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
     As part of Aerojet’s sale of its Electronics and Information Systems (EIS) business to Northrop Grumman Corporation (Northrop) in October 2001, the EPA approved a Prospective Purchaser Agreement with Northrop to absolve it of pre-closing liability for contamination caused by the Azusa facility, which liability will remain with Aerojet. As part of that agreement, GenCorp agreed to provide a $25 million guarantee of Aerojet’s obligations under the Project Agreement. As part of the EIS sale to Northrop, Aerojet paid the EPA $9 million which was an amount to be offset against Aerojet’s share of the EPA’s total claimed past costs (the EPA now claims total past costs attributable to various parties are approximately $28 million). Prior payments to the EPA bring the total payments to the EPA to approximately $9.5 million. Aerojet and the EPA agreed to a final settlement for Aerojet’s portion of such past costs and entered into a Consent Decree under which Aerojet agreed to pay the United States approximately $1.65 million in two equal installments – half of which has already been paid with the balance due in twelve (12) months. The lawsuit (Case No. CV05-7516 CAS (RZx)) filed as a prelude to the Consent Decree was subsequently dismissed. Unresolved at this time is the issue of California’s past costs.
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

     Aerojet continues to negotiate with the Los Angeles RWQCB regarding an investigation of this former facility and has agreed to a scope of work for additional field activities. Aerojet is preparing to implement the field work. In the event the Los Angeles RWQCB demands further site investigation, Aerojet may re-file its appeal.
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
     A summary of the Company’s environmental reserve activity is shown below:

	November 30,	2006	2006	February 28,
	2005	Additions	Expenditures	2006
	(in millions)
Aerojet	$255.6	$3.4	$(8.6)	$250.4
Other Sites	12.4	—	(1.0)	11.4

Environmental Reserve	$268.0	$3.4	$(9.6)	$261.8

     As of February 28, 2006, the Aerojet reserves include $151.8 million for the Sacramento site, $81.4 million for BPOU, and $17.2 million for other Aerojet sites.
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
     In conjunction with the sale of EIS, Aerojet entered into an agreement with Northrop whereby Aerojet will be reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement. Amounts reimbursed are subject to annual limitations, with excess amounts carrying over to subsequent periods, the total of which will not exceed $190 million over the term of the agreement, which ends in 2028. As of February 28, 2006, $145.5 million in potential future reimbursements were available over the remaining life of the agreement.
     As part of the acquisition of the Atlantic Research Corporation (ARC) propulsion business, Aerojet entered into an agreement with ARC pursuant to which Aerojet is responsible for up to $20 million, of which $18 million remains as of February 28, 2006, of costs (Pre-Close Environmental Costs) associated with environmental issues that arose prior to Aerojet’s acquisition of the ARC propulsion business. Pursuant to a separate agreement with the U.S. government which was entered into prior to closing of the ARC acquisition, these Pre-Close Environmental Costs will be treated as allowable overhead costs combined with Aerojet’s environmental costs under the Global Settlement, and will be recovered through the establishment of prices for Aerojet’s products and services sold to the U.S. government. These costs were allocated to all Aerojet operations (including the previously excluded Redmond, Washington operations) beginning in fiscal 2005.
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
11. Arrangements with Off-Balance Sheet Risk
     As of February 28, 2006, obligations required to be disclosed in accordance with FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others consisted of:
     — $27.5 million in outstanding commercial letters of credit expiring in 2007 and securing obligations for environmental remediation and insurance coverage.
     — Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to government agencies for environmental remediation activities.
     — Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of its obligations under its senior credit facilities and its 9 1/2% Notes.
     In addition to the items discussed above, the Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third-party and other claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets including, for example, claims arising from the operation of the businesses prior to disposition, liability to investigate and remediate environmental contamination existing prior to disposition; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for other claims arising from the Company’s use of the applicable premises; and, (iii) certain agreements with the Company’s officers and directors, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.
     The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of February 28, 2006 and November 30, 2005.

12. Other Comprehensive Loss, Net of Income Taxes
     The Company’s other comprehensive loss consists of the accumulated effects of foreign currency translation adjustments, changes in the fair value of certain derivative financial instruments, and changes in the minimum funding liability for pension obligations, if any.
     The components of other comprehensive loss and the related income tax effects are presented in the following table:

	Three months ended
	February 28,	February 28,
	2006	2005
	(in millions)
Net loss	$(16.0)	$(31.4)
Other comprehensive income, net of income taxes:
Changes in the fair value of derivative financial instruments and other	—	0.2

Total comprehensive loss	$(16.0)	$(31.2)

13. Retirement Benefits
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
     Postretirement Medical and Life Benefits — The Company provides medical and life insurance benefits (postretirement benefits) to certain eligible retired employees, with varied coverage by employee group. Medical and life benefit obligations are unfunded.
     Components of net periodic benefit (income) expense for continuing operations are as follows:

	Pension Benefits		Postretirement Benefits
		Three months ended
	February 28,	February 28,	February 28,	February 28,
	2006	2005	2006	2005
		(in millions)
Service cost	$4.5	$3.4	$0.1	$0.1
Interest cost on benefit obligation	28.3	28.5	1.4	1.8
Assumed return on plan assets	(34.7)	(33.5)	—	—
Amortization of unrecognized prior service cost	0.6	0.4	(0.8)	(1.0)
Amortization of unrecognized net (gains) losses	13.2	13.8	(1.6)	(1.6)

Net periodic benefit (income) expense	$11.9	$12.6	$(0.9)	$(0.7)

     During the first quarter of fiscal 2005, discontinued operations incurred $0.1 million of net periodic expense for pension and other postretirement benefits.

14. Discontinued Operations
     During the third quarter of fiscal 2004, the Company classified the Fine Chemicals segment as a discontinued operation as a result of its plans to sell the business. The plan was a result of management’s decision to focus its capital and resources on its Aerospace and Defense and Real Estate operating segments. In July 2005, the Company signed a definitive agreement to sell the Fine Chemicals business to American Pacific Corporation (AMPAC) for $119 million, consisting of $100 million of cash, seller note of $19 million, and the assumption by the buyer of certain liabilities. Subsequently, AMPAC and the Company amended the purchase agreement to modify the purchase price and payment terms related to the Fine Chemicals sale. The revised purchase price consisted of $88.5 million of cash paid at closing, unsecured subordinated seller note of $25.5 million delivered at closing, a contingent payment of up to $5.0 million if the Fine Chemicals business achieves specified earning targets in the twelve month period ending September 30, 2006, and the assumption by the buyer of certain liabilities. Income will be recorded in the future on the seller note and any contingent payment when realized. During fiscal 2005, the Company recorded a loss of $28.7 million on the difference between estimated cash proceeds to be received on disposition less the carrying value of net assets being sold and related transaction selling costs. An additional loss of $0.1 million was recorded in the first quarter of fiscal 2006 to reflect the net assets of the Fine Chemicals business and management’s estimate of the proceeds from the sale. The Company closed the transaction on November 30, 2005. For operating segment reporting, the Fine Chemicals business was previously reported as a separate operating segment.
     In November 2003, the Company announced the closing of a GDX manufacturing facility in Chartres, France. The decision resulted primarily from declining sales volumes with French automobile manufacturers. In June 2004, the Company completed the legal process for closing the facility and establishing a social plan. In fiscal 2005, an expense of approximately $1.0 million related to employee social costs was recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company has not yet recorded expenses associated with certain social benefits due to the uncertainty of the benefit amount. These additional social costs may result in an additional pre-tax expense of up to $2.0 million and are anticipated to be incurred over the next 12 months.
     Summarized financial information for discontinued operations is set forth below:

	Three months ended
	February 28,	February 28,
	2006	2005
	(in millions)
Net sales	$—	$10.0
Loss before income taxes	(0.9)	(1.4)
Income tax provision	—	—
Loss from discontinued operations, net of income taxes	(0.9)	(1.4)
     As of February 28, 2006 and November 30, 2005, the components liabilities of discontinued operations in the consolidated balance sheets are as follows:

	February 28,	November 30,
	2006	2005
	(in millions)
Accounts payable	$1.0	$0.9
Other liabilities	0.8	1.0

Liabilities of discontinued operations	$1.8	$1.9

15. Operating Segments and Related Disclosures
     The Company’s operations are organized into two operating segments based on different products and customer bases: Aerospace and Defense and Real Estate.
     The Company evaluates its operating segments based on several factors, of which the primary financial measure is segment performance. Segment performance represents net sales from continuing operations less applicable costs, expenses and provisions for unusual items relating to operations. Segment performance excludes corporate income and expenses, provisions for unusual items not related to the operations, interest expense and income taxes (see Note 16 for a discussion on unusual items).

     During the first quarter of fiscal 2006, Lockheed Martin and Raytheon accounted for 39% and 17%, respectively, of net sales. During the first quarter of fiscal 2005, Lockheed Martin and Raytheon accounted for 37% and 19%, respectively, of net sales. Sales in the first quarter of fiscal 2006 and fiscal 2005 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled 75% and 86%, respectively, of net sales.
     Selected financial information for each reportable segment is as follows:

	Three Months ended
	February 28,	February 28,
	2006	2005
	(in millions)
Net Sales:
Aerospace and Defense	$127.2	$138.2
Real Estate	1.5	1.7

Total	$128.7	$139.9

Segment Performance:
Aerospace and Defense	$8.2	$10.2
Retirement benefit plan expense	(8.7)	(8.6)

Aerospace and Defense Total	(0.5)	1.6
Real Estate	0.8	1.0

Total	$0.3	$2.6

Reconciliation of segment performance to loss from continuing operations before income taxes and cumulative effect of a change in accounting principle:
Segment Performance	$0.3	$2.6
Interest expense	(6.3)	(7.1)
Corporate retirement benefit plan expense	(2.3)	(3.3)
Corporate and other expenses	(5.5)	(4.1)
Unusual items	—	(18.1)

Loss from continuing operations before income taxes and cumulative effect of a change in accounting principle	$(13.8)	$(30.0)

16. Unusual items
     Charges associated with unusual items for the first quarter of fiscal 2005 were as follows (in millions):

Loss on redemption of 9 1/2% Notes	$6.7
Loss on repayment of 5 3/4% Notes	5.5
Loss on termination of the Restated Credit Facility	5.9

Unusual expense	$18.1

     In the first quarter of fiscal 2005, the Company recorded a charge of $18.1 million as a result of the termination of the Restated Credit Facility, the redemption of $52.5 million of principal of the 9 1/2% Notes, and the repayment of $59.9 million of principal of the 5 3/4% Notes.
17. Condensed Consolidating Financial Information
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

     The Company has not presented separate financial and narrative information for each of the subsidiary guarantors, because it believes that such financial and narrative information would not provide investors with any additional information that would be material in evaluating the sufficiency of the guarantees. Therefore, the following condensed consolidating financial information summarizes the financial position, results of operations, and cash flows for the Company’s guarantor and non-guarantor subsidiaries.
Condensed Consolidating Statements of Operations
(Unaudited)

		Guarantor	Non-guarantor
Three Months Ended February 28, 2006 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$128.7	$—	$—	$128.7
Cost of products sold	—	121.8	—	—	121.8
Selling, general and administrative	5.6	2.4	—	—	8.0
Depreciation and amortization	0.5	6.0	—	—	6.5
Interest expense	5.3	1.0	—	—	6.3
Other, net	(0.6)	0.5	—	—	(0.1)

Loss from continuing operations before income taxes and cumulative effect of a change in accounting principle	(10.8)	(3.0)	—	—	(13.8)
Income tax (benefit) provision	(5.2)	5.8	—	—	0.6

Loss from continuing operations before the cumulative effect of a change in accounting principle	(5.6)	(8.8)	—	—	(14.4)
Loss from discontinued operations	(0.8)	—	(0.1)	—	(0.9)
Cumulative effect of a change in accounting principle, net of tax	(0.7)	—	—	—	(0.7)

Loss before equity losses of subsidiaries	(7.1)	(8.8)	(0.1)	—	(16.0)
Equity losses of subsidiaries	(8.9)	—	—	8.9	—

Net income (loss)	$(16.0)	$(8.8)	$(0.1)	$8.9	$(16.0)

		Guarantor	Non-guarantor
Three Months Ended February 28, 2005 (in millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$139.9	$—	$—	$139.9
Cost of products sold	—	130.3	—	—	130.3
Selling, general and administrative	5.3	2.2	—	—	7.5
Depreciation and amortization	0.6	6.1	—	—	6.7
Interest expense	6.8	0.3	—	—	7.1
Other, net	17.3	1.0	—	—	18.3

Loss from continuing operations before income taxes	(30.0)	—	—	—	(30.0)
Income tax provision	—	—	—	—	—

Loss from continuing operations	(30.0)	—	—	—	(30.0)
Loss from discontinued operations	(0.5)	(0.2)	(0.7)	—	(1.4)

Loss before equity losses of subsidiaries	(30.5)	(0.2)	(0.7)	—	(31.4)
Equity losses of subsidiaries	(0.9)	—	—	0.9	—

Net income (loss)	$(31.4)	$(0.2)	$(0.7)	$0.9	$(31.4)

Condensed Consolidating Balance Sheets
(Unaudited)

		Guarantor	Non-guarantor
February 28, 2006 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$56.9	$(7.0)	$0.5	$—	$50.4
Accounts receivable	—	73.8	—	—	73.8
Inventories	—	73.2	—	—	73.2
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	31.9	—	—	31.9
Prepaid expenses and other	3.2	20.3	—	—	23.5
Assets of discontinued operations	(0.2)	—	0.2	—	—

Total current assets	59.9	192.2	0.7	—	252.8
Property, plant and equipment, net	0.7	136.6	—	—	137.3
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	162.6	—	—	162.6
Prepaid pension asset	109.5	113.0	—	—	222.5
Goodwill	—	102.0	—	—	102.0
Intercompany, net	(364.3)	377.3	(13.0)	—	—
Other noncurrent assets and intangibles, net	700.3	107.5	9.8	(692.3)	125.3

Total assets	$506.1	$1,191.2	$(2.5)	$(692.3)	$1,002.5

Short-term borrowings and current portion of long-term debt	$1.1	$—	$—	$—	$1.1
Accounts payable	1.5	28.9	—	—	30.4
Reserves for environmental remediation	4.3	54.5	—	—	58.8
Income taxes payable	8.0	(1.6)	—	—	6.4
Other current liabilities and postretirement medical and life benefits	30.8	126.1	—	—	156.9
Liabilities of discontinued operations	—	—	1.8	—	1.8

Total current liabilities	45.7	207.9	1.8	—	255.4
Long-term debt, net of current portion	442.2	—	—	—	442.2
Reserves for environmental remediation	7.1	195.9	—	—	203.0
Other noncurrent liabilities	94.7	90.8	—	—	185.5

Total liabilities	589.7	494.6	1.8	—	1,086.1
Total shareholders’ (deficit) equity	(83.6)	696.6	(4.3)	(692.3)	(83.6)

Total liabilities and shareholders’ (deficit) equity	$506.1	$1,191.2	$(2.5)	$(692.3)	$1,002.5

		Guarantor	Non-guarantor
November 30, 2005 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$99.7	$(8.4)	$0.4	$—	$91.7
Accounts receivable	—	82.1	—	—	82.1
Inventories	—	57.5	—	—	57.5
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	24.6	—	—	24.6
Prepaid expenses and other	3.0	21.7	—	—	24.7
Assets of discontinued operations	(2.4)	—	2.4	—	—

Total current assets	100.3	177.5	2.8	—	280.6
Property, plant and equipment, net	0.7	139.5	—	—	140.2
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	171.4	—	—	171.4
Prepaid pension asset	111.3	121.9	—	—	233.2
Goodwill	—	102.0	—	—	102.0
Intercompany, net	(386.9)	401.7	(14.8)	—	—
Other noncurrent assets and intangibles, net	709.2	112.3	9.8	(701.3)	130.0

Total assets	$534.6	$1,226.3	$(2.2)	$(701.3)	$1,057.4

Short-term borrowings and current portion of long-term debt	$1.4	$—	$—	$—	$1.4
Accounts payable	7.1	50.0	—	—	57.1
Reserves for environmental remediation	4.7	47.0	—	—	51.7
Income taxes payable	13.3	(7.4)	—	—	5.9
Other current liabilities and postretirement medical and life benefits	32.8	121.6	—	—	154.4
Liabilities of discontinued operations	—	—	1.9	—	1.9

Total current liabilities	59.3	211.2	1.9	—	272.4
Long-term debt, net of current portion	442.5	—	—	—	442.5
Reserves for environmental remediation	7.6	208.7	—	—	216.3
Other noncurrent liabilities	97.9	101.0	—	—	198.9

Total liabilities	607.3	520.9	1.9	—	1,130.1
Total shareholders’ (deficit) equity	(72.7)	705.4	(4.1)	(701.3)	(72.7)

Total liabilities and shareholders’ (deficit) equity	$534.6	$1,226.3	$(2.2)	$(701.3)	$1,057.4

Condensed Consolidating Statements of Cash Flows
(Unaudited)

		Guarantor	Non-guarantor
Three months ended February 28, 2006 (in millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	$(21.6)	$(18.4)	$(0.5)	$—	$(40.5)
Cash flows from investing activities:
Capital expenditures	—	(2.5)	—	—	(2.5)

Net cash used in investing activities	—	(2.5)	—	—	(2.5)
Cash flows from financing activities:
Net transfers (to) from parent	(19.9)	21.7	(1.8)	—	—
Repayments on notes payable and long-term debt, net	(1.2)	—	—	—	(1.2)
Other financing activities	2.2	0.7	—	—	2.9

Net cash provided by (used in) financing activities	(18.9)	22.4	(1.8)	—	1.7

Net increase (decrease) in cash and cash equivalents	(40.5)	1.5	(2.3)	—	(41.3)
Cash and cash equivalents at beginning of year	97.4	(8.5)	2.8	—	91.7

Cash and cash equivalents at end of period	$56.9	$(7.0)	$0.5	$—	$50.4

		Guarantor	Non-guarantor
Three months ended February 28, 2005 (in millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	$(22.1)	$(27.3)	$(3.6)	$—	$(53.0)
Cash flows from investing activities:
Capital expenditures	—	(1.7)	—	—	(1.7)
Other investing activities	201.3	(7.1)	—	—	194.2

Net cash provided by (used in) investing activities	201.3	(8.8)	—	—	192.5
Cash flows from financing activities:
Net transfers (to) from parent	(42.5)	38.9	3.6	—	—
Borrowings (repayments) on notes payable and long-term debt, net	(177.8)	—	—	—	(177.8)
Other financing activities	3.4	(1.7)	—	—	1.7

Net cash provided by (used in) financing activities	(216.9)	37.2	3.6	—	(176.1)

Net increase (decrease) in cash and cash equivalents	(37.7)	1.1	—	—	(36.6)
Cash and cash equivalents at beginning of year	67.3	0.6	—	—	67.9

Cash and cash equivalents at end of period	$29.6	$1.7	$—	$—	$31.3

18. Subsequent Events
     During the second quarter of fiscal 2006, the Company will be issuing $35 million — $42 million of additional letters of credit related to environmental obligations, of which $18 million — $25 million will be issued under the Revolver, reducing available borrowing capacity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Unless otherwise indicated or required by the context, as used in this Quarterly Report on Form 10-Q, the terms “we,” “our” and “us” refer to GenCorp Inc. and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America.
     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, our operating results for interim periods may not be indicative of the results of operations for a full year. This section contains a number of forward–looking statements, all of which are based on current expectations and are subject to risks and uncertainties including those described in this Quarterly Report under the heading “Forward-Looking Statements.” Actual results may differ materially. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended November 30, 2005, and periodic reports subsequently filed with the U.S. Securities and Exchange Commission (SEC).
Overview
     We are a technology-based manufacturer of aerospace and defense products and systems with a real estate business segment that includes activities related to the entitlement, sale, and leasing of our excess real estate assets. Our continuing operations are organized into two segments:
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
     On November 30, 2005, the Company completed the sale of its Fine Chemicals business, which is classified as discontinued operations in these Unaudited Condensed Consolidated Financial Statements and Notes to Unaudited Condensed Consolidated Financial Statements. In addition, the assets and liabilities remaining related to the GDX operations after the sale to Cerberus Capital Management, L.P. on August 31, 2004 are classified as discontinued operations in these Unaudited Condensed Consolidated Financial Statements and Notes to Unaudited Condensed Consolidated Financial Statements.
     In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation 47(FIN 47), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This interpretation is effective for fiscal years ending after December 15, 2005. We are currently evaluating the effect that the adoption of FIN 47 will have on our financial position and results of operations which we will adopt in the fourth quarter of fiscal 2006.
Business Outlook
     Aerospace and Defense —Aerojet received a number of contract awards in the first quarter of fiscal 2006, contributing to backlog growth. This recent success in winning new programs, as well as growth in many of its existing programs, will offset much of the decline in Atlas V and Titan sales from fiscal 2005.
     Real Estate — We are actively working with the governmental authorities to affect entitlement changes and to lift environmental restrictions for approximately 6,400 acres of the Sacramento Land as soon as practicable. In conjunction with these efforts, we will continue to explore real estate structures (or transactions) that may enhance the value of our real estate assets, including outright sales, and/or joint ventures with real estate developers, residential builders or other third parties.

Results of Operations
Net Sales:

	Three months ended
	February 28,	February 28,		Percentage
	2006	2005	Change*	Change
Net Sales	$128.7	$139.9	$(11.2)	(8)%

*	Primary reason for change. The decrease in sales is primarily the result of the completion of the Titan program and lower sales recognized on the Standard Missile, Patriot Advanced Capability-3, and Javelin programs. These decreases were partially offset by increased deliveries to Boeing on the F-22 program and non-government sales.
     During the first quarter of fiscal 2006, Lockheed Martin and Raytheon accounted for 39% and 17%, respectively, of net sales. During the first quarter of fiscal 2005, Lockheed Martin and Raytheon accounted for 37% and 19%, respectively, of net sales. Sales in the first quarter of fiscal 2006 and fiscal 2005 directly and indirectly to the U.S. government and its agencies, including sales to our significant customers discussed above, totaled 75% and 86%, respectively, of net sales.
Cost of Products Sold:

	Three months ended
	February 28,	February 28,
	2006	2005	Change*
Costs of products sold:	$121.8	$130.3	$(8.5)
Percentage of net sales	95%	93%

*	Primary reason for change. The increase in cost of sales as a percentage of net sales is primarily the result of changes in product mix that lowered margins during the first quarter of fiscal 2006.
Selling, General and Administrative:

	Three months ended
	February 28,	February 28,
	2006	2005	Change*
Selling, General and Administrative:	$8.0	$7.5	$0.5
Percentage of net sales	6%	5%

*	Primary reason for change. The increase is primarily the result of costs incurred in the first quarter of fiscal 2006 related to higher expenses related to the annual election of the Board of Directors.
Depreciation and Amortization:

	Three months ended
	February 28,	February 28,
	2006	2005	Change*
Depreciation and amortization:	$6.5	$6.7	$(0.2)
Percentage of net sales	5%	5%

*	Primary reason for change. The decrease is primarily the result of lower amortization of deferred financing costs as a result of the redemption of $52.5 million of principal of the 9 1/2% Notes and the repayment of $59.9 million of principal of the 5 3/4% Notes in early fiscal 2005.

Interest Expense:

	Three months ended
	February 28,	February 28,
	2006	2005	Change*
Interest expense:	$6.3	$7.1	$(0.8)

*	Primary reason for change. The decrease is due to lower average debt balances and interest rates.
Unusual Items:

	Three months ended
	February 28,	February 28,
	2006	2005	Change*
Unusual items:	$—	$18.1	$(18.1)

*	Primary reason for change. In the first quarter of fiscal 2005, we recorded a charge of $18.1 million as a result of the termination of the Restated Credit Facility, the redemption of $52.5 million of principal of the 9 1/2% Notes, and the repayment of $59.9 million of principal of the 5 3/4% Notes.
Income Tax Provision:

	Three months ended
	February 28,	February 28,
	2006	2005	Change*
Income tax provision:	$0.6	$—	$0.6

*	Primary reason for change. The income tax provision in the first quarter of fiscal 2006 is primarily the result of establishing a valuation allowance against the current quarter’s alternative minimum tax credit carryforward, the adoption of FAS 123(R) and, similar to the first quarter of fiscal 2005, we did not record an income tax benefit for the quarterly loss. We did not record an income tax benefit for the first quarter of fiscal 2005 due to the uncertainty of realizing the deferred tax benefit of the quarterly loss, given recent historical losses.
Discontinued Operations:
     During the third quarter of fiscal 2004, we classified the Fine Chemicals business as a discontinued operation as a result of our plans to sell the business. This plan was a result of management’s decision to focus our capital and resources on our Aerospace and Defense and Real Estate operating segments. On November 30, 2005, we completed the sale of the Fine Chemicals to American Pacific Corporation (AMPAC) for $114.0 million, subject to adjustment, consisting of $88.5 million of cash, unsecured subordinated seller note of $25.5 million, and the assumption by the buyer of certain liabilities. Additionally, AMPAC will be required to pay us up to $5.0 million based on the Fine Chemical business achieving specified earnings targets in the twelve month period ending September 30, 2006. Income will be recorded in the future on the seller note of $26 million and any contingent payment when realized. The loss on the sale of the Fine Chemicals business during fiscal 2005 was $28.7 million. An additional loss of $0.1 million was recorded in the first quarter of fiscal 2006 to reflect the net assets of the Fine Chemicals business and management’s estimate of the proceeds from the sale.
     In November 2003, we announced the closing of a GDX manufacturing facility in Chartres, France. The decision resulted primarily from declining sales volumes with French automobile manufacturers. In June 2004, we completed the legal process for closing the facility and establishing a social plan. In fiscal 2005, an expense of approximately $1.0 million related to employee social costs was recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. We have not yet recorded expenses associated with certain social benefits due to the uncertainty of the benefit amount. These additional social costs may result in an additional pre-tax expense of up to $2.0 million and are anticipated to be incurred over the next 12 months.

     Summarized financial information for discontinued operations is set forth below:

	Three months ended
	February 28,	February 28,
	2006	2005
	(in millions)
Net sales	$—	$10.0
Loss before income taxes	(0.9)	(1.4)
Income tax provision	—	—
Loss from discontinued operations, net of income taxes	(0.9)	(1.4)
Cumulative Effect of a Change in Accounting Principle:
     As of December 1, 2005, we adopted Statement of Financial Accounting Standards (SFAS) No.123(R), Share-Based Payment, (SFAS 123(R)), which requires companies to recognize in the statement of operations the grant-date fair value of stock awards issued to employees and directors. We adopted SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R). As a result of applying SFAS 123(R), the loss from continuing operations before cumulative effect of a change in accounting principle for the first quarter of fiscal 2006 was increased by $0.4 million. In addition, we recognized an increase to our net loss of $0.7 million related to the cumulative effect of a change in accounting principle as of December 1, 2005 (see Note 3 of the Unaudited Condensed Consolidated Financial Statements).
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
Aerospace and Defense Segment

	Three months ended
	February 28,	February 28,		Percentage
	2006	2005	Change*	Change
Net Sales	$127.2	$138.2	$(11.0)	(8)%
Segment performance – Income (Loss)	$(0.5)	$1.6	$(2.1)	(131)%

*	Primary reason for change. The decrease in sales is primarily the result of the completion of the Titan program and lower sales recognized on the Standard Missile, Patriot Advanced Capability-3, and Javelin programs. These decreases were partially offset by increased deliveries to Boeing on the F-22 program and non-government sales.
     Segment performance was a loss of $0.5 million in the first quarter of fiscal 2006 compared to income of $1.6 million in the first quarter of fiscal 2005. Excluding the impact of employee retirement benefit plan expense and unusual items, segment performance was income of $8.2 million in the first quarter of fiscal 2006 compared to income of $10.2 million in the first quarter of fiscal 2005. Decreased segment performance was primarily due to the overall lower sales volume, and in particular, the effect of the completion of the long running fixed price Titan production contract which generated a high margin.
     As of February 28, 2006, Aerojet’s contract backlog was $741.6 million as compared to $695.8 million as of November 30, 2005. Funded backlog, which includes only those contracts for which money has been directly authorized by the U.S. Congress, or for which a firm purchase order has been received by a commercial customer, was $549.2 million at February 28, 2006 compared to $498.1 million as of November 30, 2005.
Real Estate Segment
     Our actions related to the entitlement process for Rio Del Oro, Glenborough, and Westborough continued during the first quarter of fiscal 2006. The actions covered such items as environmental remediation, land planning, traffic, wetlands, endangered species mitigation, and water supplies.

	Three months ended
	February 28,	February 28,		Percentage
	2006	2005	Change*	Change
Net Sales	$1.5	$1.7	$(0.2)	(12)%
Segment performance	$0.8	$1.0	$(0.2)	(20)%

*	Primary reason for change. There were no real asset sales during the first quarter of fiscal 2006 or fiscal 2005. Sales for the first quarter of fiscal 2006 and fiscal 2005 consist of rental property operations.
Other Information
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
     The areas most affected by our accounting policies and estimates are revenue recognition for long-term contracts, goodwill and other long-lived assets, employee pension and postretirement benefit obligations, litigation, environmental remediation costs and recoveries, and income taxes. Except for income taxes, which are not allocated to our operating segments, these areas affect the financial results of our business segments.
     A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K for the fiscal year ended November 30, 2005. As of December 1, 2005, the Company began recognizing and measuring its stock-based compensation in accordance with SFAS 123(R). Prior to adoption of SFAS 123(R), the Company recognized and measured its share-based compensation in accordance with Accounting Principles Board Opinion No 25, Accounting for Stock Issued to Employees, and related interpretations.
Arrangements with Off-Balance Sheet Risk
     As of February 28, 2006, obligations required to be disclosed in accordance with FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others consisted of:
     — $27.5 million in outstanding commercial letters of credit expiring in 2007 and securing obligations for environmental remediation and insurance coverage.
     — Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to government agencies for environmental remediation activities.

     — Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of its obligations under its senior credit facilities and its 9 1/2% Notes.
     In addition to the items discussed above, we will from time to time enter into certain types of contracts that require us to indemnify parties against potential third-party and other claims. These contracts primarily relate to: (i) divestiture agreements, under which we may provide customary indemnifications to purchasers of our businesses or assets including, for example, claims arising from the operation of the businesses prior to disposition, liability to investigate and remediate environmental contamination existing prior to disposition; (ii) certain real estate leases, under which we may be required to indemnify property owners for other claims arising from the use of the applicable premises; and, (iii) certain agreements with officers and directors, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship.
     The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of February 28, 2006 or November 30, 2005.
Liquidity and Capital Resources
Liquidity Requirements
     Short-term liquidity requirements for the first quarter of fiscal 2006 consisted of normal recurring operating expenses and working capital requirements; costs associated with legacy business matters, including costs related to our retirement benefit plans; capital expenditures; debt service requirements; and payment of liabilities accrued as of November 30, 2005 related to the sale of the Fine Chemicals business in the fourth quarter of fiscal 2005.
     Cash and cash equivalents decreased by $41.3 million during the first quarter of fiscal 2006. The change in cash and cash equivalents is as follows:

	Three Months Ended
	February 28,	February 28,
	2006	2005
	(in millions)
Net Cash Used in Operating Activities:
Continuing operations	$(33.3)	$(52.1)
Discontinued operations	(7.2)	(0.9)

Total	(40.5)	(53.0)
Net Cash Provided by (Used in) Investing Activities:
Continuing operations	(2.5)	199.6
Discontinued operations	—	(7.1)

Total	(2.5)	192.5
Net Cash Provided by (Used in) Financing Activities:	1.7	(176.1)

Net Decrease in Cash and Cash Equivalents	$(41.3)	$(36.6)

Net Cash Used In Operating Activities
Continuing Operations
     First Quarter Fiscal 2006 versus First Quarter Fiscal 2005 — Continuing operations used cash of $33.3 million in the first quarter of fiscal 2006 compared to cash usage of $52.1 million in the first quarter of fiscal 2005. The year over year change consists of: (i)reduced cash usage in the Aerospace and Defense segment primarily reflecting the renegotiation of the Atlas V contract with Lockheed Martin Corporation in December 2005; (ii) reduction in cash paid for interest; and (iii) reduction in cash paid for corporate expenses.
Discontinued Operations
     Discontinued operations used cash of $7.2 million in the first quarter of fiscal 2006 primarily for payment of liabilities accrued as of November 30, 2005 related to the sale of the Fine Chemicals business compared to $0.9 million in the first quarter of fiscal 2005, primarily reflecting operating cash usage by the Fine Chemicals business.

Net Cash Provided By (Used In) Investing Activities
   Continuing Operations
     First Quarter Fiscal 2006 — Continuing operations used cash of $2.5 million for capital expenditures. Capital expenditures directly support our contract and customer requirements and are primarily made for asset replacement, capacity expansion, development of new projects, and safety and productivity improvements.
     First Quarter Fiscal 2005 — Continuing operations provided cash of $199.6 million consisting of $201.3 million of restricted cash which was used to repay debt as discussed below in financing activities; offset by $1.7 million in capital expenditures.
     Restricted Cash — As of November 30, 2004, we designated $201.3 million as restricted cash, consisting of a portion of the proceeds from the GDX Automotive sale and the proceeds from the Equity Offering completed in fiscal 2004.
   Discontinued Operations
     Discontinued operations used cash of $7.1 million in the first quarter of fiscal 2005 for capital expenditures in the Fine Chemicals business.
Net Cash Provided By (Used In) Financing Activities
     First Quarter Fiscal 2006 — Cash of $1.7 million was generated from other equity transactions, primarily employee stock options, offset by activities related to our borrowings including debt repayments.
     First Quarter Fiscal 2005 — Cash used of $176.1 million reflects the completion of our recapitalization initiated in November 2004. We redeemed $263.2 million of outstanding debt including redemption costs, offset by $66.4 million from issuance of additional 2 1/4% Debentures, and $25.0 million from issuance of Term Loans under our Senior Credit Facility. In addition, we incurred $6.0 million in debt issuance costs and received $1.7 million in other equity transactions, primarily employee stock options.
Borrowing Activity, Debt and Credit Facility:
     The outstanding debt as of February 28, 2006 had effective interest rates ranging from 2.25% to 9.50%, with maturities as follows:

	Term	9 1/2%	5 3/4%	4%	2 1/4%
	Loans/Other	Notes	Notes	Notes	Debenture	Total
	(In millions)
2006	$0.9	$—	$—	$—	$—	$0.9
2007	1.0	—	19.8	—	—	20.8
2008	1.0	—	—	—	—	1.0
2009	1.0	—	—	—	—	1.0
2010	50.7	—	—	—	—	50.7
Thereafter	—	97.5	—	125.0	146.4	368.9

Total Debt	$54.6	$97.5	$19.8	$125.0	$146.4	$443.3

     The Senior Credit Facility provides for a revolving credit facility (Revolver) maturing in December 2009, and a credit-linked facility maturing in December 2010; subject to early maturity in January 2007 if the 5 3/4% Notes remain outstanding or have not been cash collateralized by then. As of February 28, 2006, the credit-linked facility consisted of a $54.5 million term loan subfacility, and a $44.3 million letter of credit subfacility. Interest rates are based on LIBOR borrowings or Alternate Base Rate borrowings, as defined in the Credit Agreement. The interest rate on the Revolver is LIBOR plus 225 basis points, or Alternate Base Rate plus 125 basis points, subject to adjustment based on our senior leverage ratio to a maximum of LIBOR plus 300 basis points, or Alternate Base Rate plus 200 basis points. The interest rate on the term loan for fiscal 2006 has been amended to LIBOR plus 325 basis points, or Alternate Base Rate plus 225 basis points, subject to a 50 basis point increase in the event that our senior secured debt ratings are lowered to certain levels. The fees on the letter of credit subfacility for 2006 have also been amended to 325 basis points plus any shortfall from LIBOR earned on the credit-linked deposits. The Revolver commitment fee is .5% per annum on the unused balance of the Revolver. As of February 28, 2006, the borrowing limit under the Revolver was $80.0 million of which we had zero outstanding borrowings. We had $54.5 million outstanding on the term loan and $27.5 million outstanding letters of credit as of February 28, 2006.
     The Senior Credit Facility is secured by substantially all of our assets, including the stock and assets of our material domestic subsidiaries that are guarantors of this facility. We are subject to certain limitations including the ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; and make restricted payments. We are also subject to financial covenants, as amended which are as follows:

	Actual Ratios	Required Covenants Dec. 1, 2005
Financial Covenant	February 28, 2006	Through Nov. 30, 2006
Interest coverage ratio	2.64 to 1.00	Not less than: 2.00 to 1.00
Fixed charge coverage ratio	2.03 to 1.00	Not less than: 1.15 to 1.00
Leverage ratio	6.24 to 1.00	Not greater than: 8.00 to 1.00
Senior leverage ratio	0.47 to 1.00	Not greater than: 2.50 to 1.00
     In January 2006, we entered into an Amendment to increase the maximum leverage covenant to 8.00 to 1.00 for fiscal 2006 and increase the interest rate on the credit-linked facility as discussed above. We were in compliance with our covenants as of February 28, 2006.
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
     In June 2002, we filed a $300 million shelf registration statement with the Securities and Exchange Commission of which approximately $162 million remains available for issuance. We may use the shelf to issue debt securities, shares of common stock, or preferred stock.
Outlook
     As disclosed in Note 10 in Notes to Unaudited Condensed Consolidated Financial Statements, we have exposure for certain legal matters. We believe that it is currently not possible to estimate the impact, if any, that the ultimate resolution of certain of these matters will have on our financial position or cash flows.
     We believe that our existing cash and cash equivalents and existing credit facilities will provide sufficient funds to meet our operating plan for the next twelve months. The operating plan for this period provides for full operation of our businesses, and interest and principal payments on our debt. We estimate an additional $7 million — $9 million will be paid by us during the remainder of fiscal 2006 related to the sale of the Fine Chemicals business. In addition, $13 million will be paid by us during the second quarter of fiscal 2006 for customer reimbursements of tax recoveries related to a unitary tax settlement (see Note 8 of the Unaudited Condensed Consolidated Financial Statements). Additionally, in the second quarter of fiscal 2006, we will issue $35 million — $42 million of additional letters of credit related to environmental obligations, of which $18 million — $25 million will be issued under our Revolver, reducing available borrowing capacity.
     We may also access capital markets to raise debt or equity financing to fund required debt payments and for acquisitions that make both strategic and economic sense. The timing, terms, size and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing.
     Major factors that could adversely impact our forecasted operating cash and our financial condition are described in the “Risk Factors.” In addition, our liquidity and financial condition will continue to be affected by changes in prevailing interest rates on the portion of our debt that bears interest at variable interest rates.
Forward-Looking Statements
     Certain information contained in this report should be considered “forward-looking statements” as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words “believe,” “estimate,” “anticipate,” “project” and “expect,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation and anticipated costs of capital. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Some important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in the section “Risk Factors” in Item 1 in the Annual Report of GenCorp to the U.S. Securities and Exchange Commission on Form 10-K for the year ended November 30, 2005 include, but are not limited to, the following:
•	cancellation or material modification of one or more significant contracts;

•	future reductions or changes in U.S. government spending;

•	failure to comply with regulations applicable to contracts with the U.S. government;

•	product failures, schedule delays or other problems with existing or new products and systems or cost-overruns on the Company’s fixed-price contracts;

•	significant competition and the Company’s inability to adapt to rapid technological changes;

•	the release or explosion of dangerous materials used in the Company’s businesses;

•	disruptions in the supply of key raw materials and difficulties in the supplier qualification process, as well as increases in the prices of raw materials;

•	reduction in airbag propellant volume;

•	a strike or other work stoppage or the Company’s inability to renew collective bargaining agreements on favorable terms;

•	the loss of key employees and shortage of available skilled employees to achieve anticipated growth;

•	environmental claims related to the Company’s current and former businesses and operations;

•	the possibility that the environmental and other government regulations that impact the Company become more stringent or subject the Company to material liability in excess of its established reserves;

•	requirements to provide guarantees and/or letters of credit to financially assure the Company’s environmental obligations;

•	changes in economic and other conditions in the Sacramento County, California real estate market or changes in interest rates affecting real estate values in that market;

•	the Company’s limited experience in real estate activities and the ability to execute its real estate business plan, including the Company’s ability to obtain all necessary zoning, land use and environmental approvals;

•	the cost of servicing the Company’s debt and compliance with financial and other covenants;

•	effects of changes in discount rates and returns on plan assets of defined benefit pension plans could require the Company to increase its shareholders’ deficit;

•	fluctuations in sales levels causing the Company’s quarterly operating results to fluctuate;

•	additional costs related to the Company’s recent divestitures;

•	costs and time commitment related to acquisition activities;

•	inability to effectively and efficiently implement the necessary initiatives to eliminate the material weakness we reported in our internal controls over financial reporting as of November 30, 2005; and · those risks detailed from time to time in the Company’s reports filed with the SEC.
     This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. These and other factors are described in more detail in our Annual Report on Form 10-K for the year ended November 30, 2005 and our subsequent filings with the U.S. Securities and Exchange Commission. Additional risk factors may be described from time to time in our future filings with the U.S. Securities and Exchange Commission. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results and may be beyond our control.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes to our disclosures related to certain market risks as reported under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report of GenCorp to the U.S. Securities and Exchange Commission on Form 10-K for the year ended November 30, 2005, except as noted below.
Interest Rate Risk
     We are exposed to market risk principally due to changes in domestic interest rates. Debt with interest rate risk includes borrowings under our credit facilities. Other than pension assets, we do not have any significant exposure to interest rate risk related to our investments.
     We have used interest rate swaps and a combination of fixed and variable rate debt to reduce our exposure to interest rate risk. As of February 28, 2006, our debt totaled $443.3 million: $388.8 million, or 88% was at an average fixed rate of 4.81%; and $54.5 million or 12% was at a variable rate of 8.06%.
     The estimated fair value of our total debt was $508.7 million as of February 28, 2006 compared to a carrying value of $443.3 million. The fair value of the convertible subordinated notes and the senior subordinated notes was determined based on quoted market prices as of February 28, 2006. The fair value of the remaining debt was determined to approximate carrying value as the interest rates are generally variable based on market interest rates and reflect current market rates available to us.
Item 4. Controls and Procedures
     Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of February 28, 2006, the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of February 28, 2006 that our disclosure controls and procedures were effective at the reasonable assurance level such that the information relating to us and our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (SEC) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     During the first quarter of fiscal 2006, we have and will continue to implement changes to our processes to improve our internal controls over financial reporting. The following steps have been and will be taken to remediate the conditions leading to the material weakness described within our Annual Report on Form 10-K for the fiscal year ended November 30, 2005:
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
     We hired a Vice President, Corporate Controller during the first quarter of fiscal 2006 and are in the process of hiring additional finance and accounting personnel to improve our internal controls. Finally, as part of our ongoing monitoring effort of the Company’s internal control environment, we have and will report the progress and status of the above remediation actions to the Audit Committee throughout the year.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Except as disclosed in Note 10, which is incorporated herein by reference, there have been no significant developments in the pending legal proceedings as previously reported in the Annual Report of GenCorp Inc. to the SEC on Form 10-K for the year ended November 30, 2005. Reference is made to Part 1 Item 3, Legal Proceedings in our Annual Report on Form 10-K for the year ended November 30, 2005.
     Vinyl Chloride Cases. The following table sets forth information related to our historical product liability costs associated with our vinyl chloride litigation cases.

	Three Months	Year	Year
	Ended	Ended,	Ended
	Feb. 28,	Nov. 30,	Nov. 30,
	2006	2005	2004
	(dollars in thousands)
Claims filed	—	4	14
Claims dismissed	1	9	8
Claims settled	1	9	1
Claims pending	8	10	24
Aggregate settlement costs	$50	$18	$425
Average settlement costs	$50	$2	$425
     Legal and administrative fees for the vinyl chloride cases for the first quarter of fiscal 2006 were $0.1 million. Legal and administrative fees for the vinyl chloride cases for fiscal 2005 and fiscal 2004 were $0.4 million for each period.
     Asbestos Cases. The following table sets forth information related to our historical product liability costs associated with our asbestos litigation cases.

	Three Months	Year		Year
	Ended	Ended,		Ended
	Feb. 28,	Nov. 30,		Nov. 30,
	2006	2005		2004
	(dollars in thousands)
Claims filed	21	149	*	63
Claims dismissed	17	65		27
Claims settled	1	2		8	**
Claims pending	155	152		70
Aggregate settlement costs	$35	$50		$3,073	**
Average settlement costs	$35	$25		$384	**

*	Includes 30 cases tendered to the Company by PCC Flow Technologies, Inc. and its affiliates (PCC). PCC had originally tendered 57 cases to the Company, but 27 of such cases were dismissed prior to the Company’s and PCC’s May 31, 2005 settlement agreement.

**	The number of claims settled and the aggregate settlement costs and average settlement costs for fiscal 2004 include the Goede et al. v. Chesterton Inc. et al. matter in which there was a judgment of approximately $5 million against Aerojet, which was reduced to approximately $2 million after setoff based on plaintiffs’ settlements with other defendants. The total amount paid, including interest accruing from the date of judgment, was $2 million.
     Legal and administrative fees for the asbestos cases for the first quarter of fiscal 2006 was $0.2 million. Legal and administrative fees for the asbestos cases for fiscal 2005 and fiscal 2004 were $0.5 million and $1.0 million, respectively.

Item 1A. Risk Factors.
     There have been no material changes from our risk factors as previously reported in our Annual Report to the SEC on Form 10-K for the year ended November 30, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
A) Exhibits

No.	Description
10.1*†	Consulting Agreement dated February 28, 2006 by and between Joseph Carleone and GenCorp Inc.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a – 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a – 14 (a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a –14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith. All other exhibits have been previously filed.

†	Management contract or compensatory plan or arrangement.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GenCorp Inc.

Date: April 10, 2006	By:	/s/ Yasmin R. Seyal

Yasmin R. Seyal
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: April 10, 2006	By:	/s/ Terry L. Hall

Terry L. Hall
Chairman of the Board, President and Chief
Executive Officer (Principal Executive Officer)

Date: April 10, 2006	By:	/s/ R. Leon Blackburn

R. Leon Blackburn
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1	Consulting Agreement dated February 28, 2006 by and between Joseph Carleone and GenCorp Inc.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a – 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a – 14 (a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a – 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.