Form 10-Q
period 2006-05-31
GENCORP INC
filed 2006-07-10
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: May 31, 2006
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
Registrant’s telephone number, including area code (916) 355-4000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 29, 2006, there were 55.5 million outstanding shares of our Common Stock, $0.10 par value.

GenCorp Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended May 31, 2006

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
GenCorp Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended May 31,		Six months ended May 31,
	2006	2005	2006	2005
	(in millions, except per share amounts)
Net Sales	$167.4	$145.0	$296.1	$284.9
Costs and Expenses
Cost of products sold	151.6	131.2	273.4	261.5
Selling, general and administrative	7.8	8.3	15.8	15.8
Depreciation and amortization	6.6	7.8	13.1	14.5
Other expense (income), net	0.9	(0.7)	0.8	(0.5)
Interest expense	6.4	5.8	12.7	12.9
Unusual items:
Loss on repayment of debt	—	—	—	18.1
Unrecoverable portion of legal settlement	8.5	2.0	8.5	2.0

Loss from continuing operations before income taxes and cumulative effect of a change in accounting principle	(14.4)	(9.4)	(28.2)	(39.4)
Income tax benefit	(4.0)	(12.9)	(3.4)	(12.9)

Income (loss) from continuing operations before cumulative effect of a change in accounting principle	(10.4)	3.5	(24.8)	(26.5)
Income from discontinued operations, net of income taxes	3.1	1.5	2.2	0.1

Income (loss) before cumulative effect of a change in accounting principle	(7.3)	5.0	(22.6)	(26.4)
Cumulative effect of a change in accounting principle, net of income taxes	—	—	(0.7)	—

Net income (loss)	$(7.3)	$5.0	$(23.3)	$(26.4)

Income (Loss) Per Share of Common Stock
Basic and Diluted:
Income (loss) per share from continuing operations before cumulative effect of a change in accounting principle	$(0.19)	$0.06	$(0.45)	$(0.49)
Income per share from discontinued operations	0.06	0.03	0.04	—
Loss per share from cumulative effect of a change in accounting principle	—	—	(0.01)	—

Net income (loss) per share	$(0.13)	$0.09	$(0.42)	$(0.49)

Weighted average shares of common stock outstanding	55.4	54.5	55.2	54.4

Weighted average shares of common stock outstanding, assuming dilution	55.4	55.1	55.2	54.4

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	May 31,	November 30,
	2006	2005
	(In millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$38.9	$91.7
Accounts receivable	71.6	82.1
Inventories	70.8	57.5
Recoverable from the U.S. government and other third parties for environmental remediation costs	30.2	24.6
Prepaid income taxes	5.1	—
Prepaid expenses and other	39.2	24.7

Total Current Assets	255.8	280.6
Noncurrent Assets
Property, plant and equipment, net	134.7	140.2
Recoverable from the U.S. government and other third parties for environmental remediation costs	156.1	171.4
Prepaid pension asset	211.5	233.2
Goodwill	102.0	102.0
Intangible assets	26.7	27.5
Other noncurrent assets, net	103.1	102.5

Total Noncurrent Assets	734.1	776.8

Total Assets	$989.9	$1,057.4

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings and current portion of long-term debt	$20.8	$1.4
Accounts payable	25.4	57.1
Reserves for environmental remediation costs	53.2	51.7
Income taxes payable	—	5.9
Postretirement medical and life benefits	11.8	11.9
Other current liabilities	170.7	142.5
Liabilities of discontinued operations	1.6	1.9

Total Current Liabilities	283.5	272.4
Noncurrent Liabilities
Convertible subordinated notes	271.4	291.2
Senior subordinated notes	97.5	97.5
Other long-term debt, net of current portion	53.3	53.8
Reserves for environmental remediation costs	195.7	216.3
Postretirement medical and life benefits	130.6	137.9
Other noncurrent liabilities	45.8	61.0

Total Noncurrent Liabilities	794.3	857.7

Total Liabilities	1,077.8	1,130.1
Commitments and Contingencies (Note 10)
Shareholders’ Deficit
Preference stock, par value of $1.00; 15 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150 million shares authorized; 55.8 million shares issued, 55.5 million outstanding as of May 31, 2006; 55.6 million shares issued, 55.0 million shares outstanding as of November 30, 2005	5.5	5.5
Other capital	189.4	181.3
Accumulated deficit	(281.2)	(257.9)
Accumulated other comprehensive loss, net of income taxes	(1.6)	(1.6)

Total Shareholders’ Deficit	(87.9)	(72.7)

Total Liabilities and Shareholders’ Deficit	$989.9	$1,057.4

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Statement of Shareholders’ Deficit
(Unaudited)

					Accumulated
					Other	Total
	Common Stock		Other	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit
	(In millions, except share and per share amounts)
November 30, 2005	54,962,624	$5.5	$181.3	$(257.9)	$(1.6)	$(72.7)
Net loss	—	—	—	(23.3)	—	(23.3)
Shares issued under stock option and equity incentive plans, net of income taxes	520,287	—	8.1	—	—	8.1

May 31, 2006	55,482,911	$5.5	$189.4	$(281.2)	$(1.6)	$(87.9)

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	May 31,	May 31,
	2006	2005
	(in millions)
		(Revised)
Operating Activities
Net loss	$(23.3)	$(26.4)
Income from discontinued operations, net of income taxes	(2.2)	(0.1)
Cumulative effect of a change in accounting principle, net of income taxes	0.7	—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13.1	14.5
Stock compensation and savings plan expense	5.4	5.9
Loss on repayment of debt	—	18.1
Changes in assets and liabilities:
Accounts Receivable	10.5	(22.4)
Inventories	(13.3)	(26.9)
Prepaid income taxes	(5.1)	—
Prepaid expenses and other	(22.1)	(4.2)
Other noncurrent assets	35.6	28.4
Accounts payable	(30.1)	(19.8)
Income taxes payable	6.4	(8.8)
Postretirement medical and life benefits	(7.4)	(5.4)
Other current liabilities	29.0	4.7
Other noncurrent liabilities	(35.8)	(21.5)

Net cash used in continuing operations	(38.6)	(63.9)
Net cash used in discontinued operations	(10.7)	(2.2)

Net Cash Used in Operating Activities	(49.3)	(66.1)
Investing Activities
Capital expenditures	(5.5)	(5.8)
Restricted cash	—	201.3
Investing activities of discontinued operations	—	(16.5)

Net Cash (Used in) Provided by Investing Activities	(5.5)	179.0
Financing Activities
Proceeds from issuance of convertible notes	—	66.4
Repayment of convertible and senior subordinated notes	—	(121.6)
Repayments of short-term debt	(0.4)	—
Proceeds from the issuance of other long-term debt	—	25.0
Repayments of other long-term debt	(0.5)	(142.0)
Debt issuance costs	(0.6)	(6.0)
Tax benefit on stock options	0.6	—
Proceeds from shares issued under stock option and equity incentive plans	2.9	4.3

Net Cash Provided by (Used in) Financing Activities	2.0	(173.9)

Net Decrease in Cash and Cash Equivalents	(52.8)	(61.0)
Cash and Cash Equivalents at Beginning of Period	91.7	67.9

Cash and Cash Equivalents at End of Period	$38.9	$6.9

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Basis of Presentation and Nature of Operations
     GenCorp Inc. (GenCorp or the Company) has prepared the accompanying Unaudited Condensed Consolidated Financial Statements, including its accounts and the accounts of its wholly owned and majority-owned subsidiaries, in accordance with the instructions to Form 10-Q and therefore do not include all of the information and notes required by accounting principles generally accepted in the United States of America (GAAP). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2005, as filed with the Securities and Exchange Commission (SEC).
     The Company believes the accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of its financial position, changes in shareholders’ deficit, results of operations, and cash flows for the periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the operating results for interim periods may not be indicative of the results of operations for a full year.
     The Company revised its Condensed Consolidated Statement of Cash Flows for the first half of fiscal 2005 to reconcile the net loss to net cash used in operating activities. Previously, the Company reconciled the loss from continuing operations to net cash used in operating activities.
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
     Real Estate — includes activities related to the re-zoning, entitlement, sale, and leasing of our real estate assets. The Company owns approximately 12,600 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California east of Sacramento (Sacramento Land). The Company is currently in the process of seeking zoning changes and other governmental approvals on a portion of the Sacramento Land to optimize its value. The Company has filed applications with and submitted information to governmental and regulatory authorities for approvals necessary to re-zone over 6,400 acres of the Sacramento Land.
     On November 30, 2005, the Company completed the sale of its Fine Chemicals business, which is classified as discontinued operations in these Unaudited Condensed Consolidated Financial Statements and Notes to Unaudited Condensed Consolidated Financial Statements (see Note 14). In addition, the assets and liabilities remaining related to the GDX Automotive operations after the sale to Cerberus Capital Management, L.P. on August 31, 2004 are classified as discontinued operations in these Unaudited Condensed Consolidated Financial Statements and Notes to Unaudited Condensed Consolidated Financial Statements.
     A detailed description of the Company’s significant accounting policies can be found in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended November 30, 2005.
     As of December 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, (SFAS 123(R)), which requires companies to recognize in the statement of operations the grant-date fair value of stock awards issued to employees and directors. The Company adopted SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R). As a result of applying SFAS 123(R), the loss from continuing operations before the cumulative effect of a change in accounting principle for the second quarter and first half of fiscal 2006 was increased by

$0.4 million and $0.8 million, respectively. In addition, the Company recognized an increase to its net loss of $0.7 million related to the cumulative effect of a change in accounting principle as of December 1, 2005 (see Note 3).
     In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47(FIN 47), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This interpretation is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its financial position and results of operations which the Company will adopt in the fourth quarter of fiscal 2006.
2. Income (Loss) Per Share of Common Stock
     A reconciliation of the numerator and denominator used to calculate basic and diluted income (loss) per share of common stock (EPS) is presented in the following table:

	Three months ended May 31,		Six months ended May 31,
	2006	2005	2006	2005
	(in millions, except per share amounts; shares in thousands)
Numerator for Basic and Diluted EPS:
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$(10.4)	$3.5	$(24.8)	$(26.5)
Income from discontinued operations, net of income taxes	3.1	1.5	2.2	0.1
Cumulative effect of a change in accounting principle, net of income taxes	—	—	(0.7)	—

Net income (loss) available to common shareholders	$(7.3)	$5.0	$(23.3)	$(26.4)

Denominator for Basic EPS:
Weighted average shares of common stock outstanding	55,385	54,516	55,230	54,351

Denominator for Diluted EPS:
Weighted average shares of common stock outstanding	55,385	54,516	55,230	54,351
Employee stock options	—	521	—	—
Other	—	79	—	—

	55,385	55,116	55,230	54,351

Basic and Diluted:
Income (loss) per share from continuing operations before cumulative effect of a change in accounting principle	$(0.19)	$0.06	$(0.45)	$(0.49)
Income per share from discontinued operations	0.06	0.03	0.04	—
Loss per share from cumulative effect of a change in accounting principle	—	—	(0.01)	—

Net income (loss) per share	$(0.13)	$0.09	$(0.42)	$(0.49)

     The following were not included in the computation of diluted loss per share for the second quarter and first half of fiscal 2006 and fiscal 2005 because these would be antidilutive for the periods:

Description	Conversion Rate
5 3/4% Convertible Subordinated Notes	54.29 shares per $1,000 outstanding
4% Contingent Convertible Subordinated Notes	64.81 Shares per $1,000 outstanding
2 1/4% Convertible Subordinated Debentures	50.00 Shares per $1,000 outstanding
     Potentially dilutive securities that are not included in the diluted EPS calculation for the three and six months ended May 31, 2006 and the six months ended May 31, 2005, because they would be antidilutive, also include 1.7 million and 2.0 million employee stock options as of May 31, 2006 and 2005, respectively.
3. Stock Based Compensation
     On December 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options, restricted stock, and stock appreciation rights (SARS) based on estimated fair values. The Company adopted SFAS 123(R) using the modified prospective transition method, which requires application of the accounting standard as of December 1, 2005, the first day of fiscal 2006. The

Unaudited Condensed Consolidated Financial Statements as of and for the three and six months ended May 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Therefore, the results for the second quarter and first half of fiscal 2006 are not directly comparable to the same periods in the prior year.
Prior to the adoption of SFAS 123(R)
     Prior to the adoption of SFAS 123(R), as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the Company applied the accounting rules under APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), which provided that no compensation expense was charged for options granted at an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, the Company did not record any significant stock-based compensation related to SARS under the intrinsic value method in accordance with SFAS 123.
     The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to awards granted under the Company’s stock-based compensation plans prior to the adoption of this standard:

	Three months	Six months
	ended	ended
	May 31,	May 31,
	2005	2005
	(in millions, except per share amounts)

Net income (loss), as reported	$5.0	$(26.4)
Add: Stock based compensation expense reported, net of related tax effects	1.9	2.2
Deduct: Stock based compensation expense determined under fair value based method for all awards, net of related tax effects	(2.3)	(2.8)

Net income (loss), pro forma	$4.6	$(27.0)

As reported
Basic and diluted	$0.09	$(0.49)

Pro forma
Basic and diluted	$0.08	$(0.50)

Adoption of SFAS 123(R)
     The following table details the impact of adopting SFAS 123(R) during fiscal 2006:

	Three months	Six months
	ended	ended
	May 31,	May 31,
	2006	2006
	(in millions, except per share amounts)

Effect on loss from continuing operations before cumulative effect of change in accounting principle	$(0.4)	$(0.8)
Cumulative effect of change in accounting principle, net of income taxes	—	(0.7)

Net loss	$(0.4)	$(1.5)

Effect on basic and diluted net loss per share	$(0.01)	$(0.03)

     Total stock-based compensation expense by type of award for the second quarter and first half of fiscal 2006 was as follows:

	Three months	Six months
	ended	ended
	May 31,	May 31,
	2006	2006
	(in millions, except per share amounts)

Stock appreciation rights	$0.4	$1.4
Restricted stock, service based	0.1	0.2
Restricted stock, performance based	0.1	0.2
Stock options	—	0.1

Total stock-based compensation expense	$0.6	$1.9
Tax effect on stock-based compensation expense	—	—

Net effect on stock-based compensation expense	$0.6	$1.9

Effect on basic and diluted net loss per share	$(0.01)	$(0.04)

     As of May 31, 2006, the Company had 150.0 million authorized shares of common stock, par value $0.10 per share, of which 55.8 million shares were issued, 55.5 million shares were outstanding and 21.8 million shares were reserved for future issuance for discretionary payments of the Company’s portion of retirement savings plan contributions, exercise of stock options (ten year contractual life) and restricted stock (no maximum contractual life), payment of awards under stock-based compensation plans, and conversion of the Company’s Notes.
     Stock Appreciation Rights: As of May 31, 2006, a total of 537,143 SARS were outstanding under the 1999 Equity and Performance Incentive Plan (1999 Plan). The SARS granted to key employees are generally exercisable in one-third increments at one year, two years, and three years from the date of grant and have a ten year contractual life. The SARS granted to directors of the Company primarily vest over a one year service period and have a ten year contractual life. These awards are similar to the Company’s employee stock options, but are settled in cash rather than in shares of common stock and are classified as liability awards. Under APB 25, compensation cost for these awards was recognized based on the intrinsic value method. The Company did not incur any significant compensation charges related to the SARS during fiscal 2005. Under the provisions of SFAS 123 (R), compensation cost for these awards is determined using a fair-value method and remeasured at each reporting date until the date of settlement. Stock-based compensation expense recognized for the second quarter and first half of fiscal 2006 is based on SARS ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.
     As of May 31, 2006, there was $3.2 million of total stock-based compensation related to nonvested SARS. That cost is expected to be recognized over an estimated weighted-average amortization period of 24 months. The intrinsic value of the SARS exercisable and outstanding at May 31, 2006 was zero. The weighted average grant date fair value for SARS granted in the second quarter and first half of fiscal 2005 were $5.81 and $7.81, respectively.
     A summary of the Company’s SARS activity and related information for the first half of fiscal 2006 is as follows:

		Weighted
		Average
	SARS	Grant Date
	(000s)	Fair Value
Outstanding at November 30, 2005	269	$8.81
Granted	285	11.34
Forfeited/canceled	(2)	7.67

Outstanding at February 28, 2006	552	10.26
Forfeited/canceled	(15)	11.97

Outstanding at May 31, 2006	537	8.78

Exercisable at November 30, 2005	9	11.89
Vested during the first quarter of fiscal 2006	49	9.88
Vested during the second quarter of fiscal 2006	64	3.28

Exercisable at May 31, 2006	122	$6.56

     Restricted Stock, service based: As of May 31, 2006, a total of 90,200 shares of service based restricted stock was outstanding which vest based on years of service under the 1999 Plan. Restricted shares are granted to key employees and directors of the Company. The fair value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of award and is being amortized on a straight line basis over the service period. Stock-based compensation expense recognized for the first half of fiscal 2006 is based on service based restricted stock ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.
     As of May 31, 2006, there was $1.2 million of total stock-based compensation related to nonvested service based restricted stock. That cost is expected to be recognized over an estimated weighted-average amortization period of 29 months. The intrinsic value of the service based restricted stock outstanding at May 31, 2006 was $1.6 million. The intrinsic value of the service based restricted stock vested during the second quarter of fiscal 2006 and fiscal 2005 was $1.3 million and $1.7 million, respectively. Additionally, the intrinsic value of the service based restricted stock vested during the first half of fiscal 2006 and fiscal 2005 was $1.5 million and $1.9 million, respectively. The weighted average grant date fair value for restricted stock granted in the second quarter and first half of fiscal 2005 was $18.94 and $18.70, respectively.
     A summary of the Company’s service based restricted stock activity, and related information for the first half of fiscal 2006 is as follows:

	Service
	Based	Weighted
	Restricted	Average
	Stock	Grant Date
	(000s)	Fair Value
Outstanding at November 30, 2005	139	$14.73
Granted	30	19.40
Exercised/vested	(6)	7.73
Forfeited/canceled	(8)	10.27

Outstanding at February 28, 2006	155	16.25
Granted	6	18.58
Exercised/vested	(69)	9.53
Forfeited/canceled	(2)	17.23

Outstanding at May 31, 2006	90	$14.19

     Restricted Stock, performance based: As of May 31, 2006, a total of 197,245 shares of performance based restricted shares were outstanding under the 1999 Plan. The restricted stock primarily vests if the Company meets various operations and earnings targets set by the Organization & Compensation Committee of the Board. The fair value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of award and is being amortized over the estimated service period to achieve the operations and earnings targets. Stock-based compensation expense recognized for the second quarter and first half of fiscal 2006 is based on performance based restricted stock ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.
     As of May 31, 2006, there was $3.2 million of total stock-based compensation related to nonvested performance based restricted stock. The underlying performance criteria set by the Organization & Compensation Committee of the Board relate to meeting certain annual earnings and cash flow targets and achieving certain real estate related milestones within specific time frames through the year 2009. Based on the Company’s current projections, approximately $1.4 million of the $3.2 million is not currently expected to vest. The estimated $1.8 million of nonvested performance based stock cost will be recognized over an estimated amortization period of when the performance targets are expected to be met. The intrinsic value of the performance based restricted stock outstanding at May 31, 2006 was $3.6 million. The weighted average grant date fair value for restricted stock granted in the second quarter and first half of fiscal 2005 was $18.61.
     A summary of the Company’s performance based restricted stock activity, and related information for the first half of fiscal 2006 is as follows:

	Performance
	Based	Weighted
	Restricted	Average
	Stock	Grant Date
	(000s)	Fair Value
Outstanding at November 30, 2005	204	$15.65
Granted	104	19.43
Forfeited/canceled	(111)	10.96

Outstanding at February 28, 2006	197	19.05

Outstanding at May 31, 2006	197	$19.05

     Stock Options: As of May 31, 2006, a total of 1,694,461 stock options were outstanding under the 1999 Plan and the 1997 Stock Option Plan. The Company has not granted stock options to employees or directors since February 2004. Stock-based compensation expense recognized for the second quarter and first half of fiscal 2006 included compensation expense for stock options granted prior to, but not yet vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. The intrinsic value of the stock options exercised during the second quarter and first half of fiscal 2005 were $1.9 million and $2.9 million, respectively.
     A summary of the Company’s stock option activity and related information for the first half of fiscal 2006 is as follows:

			Weighted
		Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(000s)	Price	Life	(in millions)
Outstanding at November 30, 2005	1,915	$11.15
Exercised	(187)	13.45		$1.1
Forfeited/canceled	(2)	10.63

Outstanding at February 28, 2006	1,726	10.89	4.66	$14.4
Exercised	(32)	10.76		$0.3

Outstanding and Exercisable at May 31, 2006	1,694	$10.89	4.44	$12.3

Valuation Assumptions
     The fair value of SARS granted was estimated for the second quarter and first half of 2006 using a Black-Scholes Model with the following weighted average assumptions:

	Three months	Six months
	ended	ended
	May 31,	May 31,
	2006	2006

Expected life (in years)	7.1	7.3
Volatility	44.32%	43.49%
Risk-free interest rate	5.15%	4.91%
Dividend yield	0.00%	0.00%
     During fiscal 2005, the Company did not issue any stock options that required a fair value calculation. The fair value of each outstanding option award in prior years was estimated on the date of grant using a Black-Scholes Model. Assumptions used in the model for prior years grants are described in the Company’s Annual Report on Form 10-K.
     Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules.
     Expected Volatility: The fair value of stock based payments were valued using the Black-Scholes Model with a volatility factor based on the Company’s historical stock prices. The range of expected volatility used in the Black-Scholes Model was 27% to 47%.

     Expected Dividend: The Black-Scholes Model requires a single expected dividend yield as an input. The Company’s Board of Directors eliminated the payment of quarterly dividends in the third quarter of fiscal 2004 and beginning in December 2004, the Senior Credit Facility restricted the payment of dividends. The Company does not anticipate paying any dividends in the near future.
     Risk-Free Interest Rate: The Company bases the risk-free interest rate used in the Black-Scholes Model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The range of risk-free interest rates used in the Black-Scholes Model was 4.59% to 5.26%.
     Estimated Pre-vesting Forfeitures: When estimating forfeitures, the Company considers historical termination as well as anticipated retirements.
4. Accounts Receivable

	May 31,	November 30,
	2006	2005
	(in millions)
Receivables under long-term contracts:
Billed	$49.7	$45.4
Unbilled costs and estimated earnings	21.9	36.7

Accounts receivable	$71.6	$82.1

     The unbilled receivable amounts as of May 31, 2006 and November 30, 2005 expected to be collected after one year were $2.9 million and $2.7 million, respectively. Such amounts are billed either upon delivery of completed units or settlement of contracts.
5. Inventories

	May 31,	November 30,
	2006	2005
	(in millions)
Raw materials and supplies	$0.3	$1.9
Work in progress on commercial products	5.3	3.0
Finished goods on commercial products	—	0.2
Long-term contracts at average cost	127.9	86.1
Progress payments	(62.7)	(33.7)

Inventories	$70.8	$57.5

6. Property, Plant and Equipment, Net

	May 31,	November 30,
	2006	2005
	(in millions)
Land	$29.3	$29.3
Buildings and improvements	136.9	135.3
Machinery and equipment	353.3	346.5
Construction-in-progress	7.0	10.9

	526.5	522.0
Less: accumulated depreciation	(391.8)	(381.8)

Property, plant and equipment, net	$134.7	$140.2

7. Other Noncurrent Assets, Net

	May 31,	November 30,
	2006	2005
	(in millions)
Note receivable	$25.5	$25.5
Receivable from Northrop Grumman Corporation (see Note 10(c))	27.1	26.4
Real estate held for entitlement and leasing	35.2	32.3
Deferred financing costs	16.1	16.4
Other	24.7	27.4

	128.6	128.0
Less: allowance on note receivable	(25.5)	(25.5)

Other noncurrent assets, net	$103.1	$102.5

     On November 30, 2005, the Company received a $25.5 million unsecured subordinated note receivable from American Pacific Corporation in connection with sale of the Company’s Fine Chemicals business (see Note 14). The Company recorded a full valuation allowance on this note.
8. Other Current Liabilities

	May 31,	November 30,
	2006	2005
	(in millions)
Accrued goods and services	$4.5	$4.8
Contract loss provisions	9.1	10.0
Advanced payments on contracts	59.6	44.8
Accrued compensation and employee benefits	39.4	41.1
Interest payable	5.0	5.2
Customer reimbursements of tax recoveries	—	13.0
Other	53.1	23.6

Other current liabilities	$170.7	$142.5

     Customer reimbursements of tax recoveries relate to a unitary tax settlement. Payment of this settlement was made during the second quarter of fiscal 2006.
9. Debt

	May 31,	November 30,
	2006	2005
	(in millions)
Convertible subordinated notes, bearing interest at 5.75% per annum, interest payments due in April and October, maturing in 2007 (5 3/4% Notes)	$19.8	$19.8
Contingent convertible subordinated notes, bearing interest at 4.00% per annum, interest payments due in January and July, maturing in 2024 (4% Notes)	125.0	125.0
Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in 2024 (2 1/4% Debentures)	146.4	146.4

Total convertible subordinated notes	291.2	291.2

Senior subordinated notes, bearing interest at 9.50% per annum, interest payments due in February and August, maturing in 2013 (9 1/2% Notes)	97.5	97.5

Total senior subordinated notes	97.5	97.5

Other debt	—	0.4
Term loan, bearing interest at various rates (rate of 8.48% as of May 31, 2006), payable in quarterly installments of $250,000 plus interest, maturing in 2010	54.3	54.8

Total other debt	54.3	55.2

Total debt	443.0	443.9
Less: Amounts due within one year	(20.8)	(1.4)

Total long-term debt	$422.2	$442.5

     The estimated fair value of the Company’s total debt was $486.5 million as of May 31, 2006 compared to a carrying value of $443.0 million. The fair value of the convertible subordinated notes and the senior subordinated notes was determined based on quoted market prices as of May 31, 2006. The fair value of the remaining debt approximates the carrying value.
     The Senior Credit Facility provides for a revolving credit facility (Revolver) maturing in December 2009, and a credit-linked facility maturing in December 2010. As of May 31, 2006, the credit-linked facility consisted of a $54.3 million term loan subfacility and a $44.2 million letter of credit subfacility. As of May 31, 2006, the borrowing limit under the Revolver was $80.0 million of which the Company had used $26.2 million for outstanding letters of credit, with $53.8 million available. The Company had $54.3 million outstanding under the term loan subfacility and $44.2 million outstanding letters of credit issued under the letter of credit subfacility at May 31, 2006.
     Interest rates are based on LIBOR borrowings or Alternate Base Rate borrowings, as defined in the Credit Agreement. Interest and fees are as follows:
•	Revolver: For six months ending May 31, 2006, outstanding borrowings accrued interest at LIBOR plus 225 basis points, or Alternate Base Rate plus 125 basis points. Based on the Company’s unadjusted senior leverage ratio as of May 31, 2006, interest will increase to LIBOR plus 275 basis points, or Alternate Base Rate plus 175 basis points. In addition, the commitment fee is .5% per annum on the unused balance of the Revolver.

•	Term Loan: For fiscal 2006, the interest has been amended to be LIBOR plus 325 basis points, or Alternate Base Rate plus 225 basis points, on outstanding borrowings, subject to a 50 basis point increase in the event that the Company’s senior secured debt ratings are lowered to certain levels.

•	Letter of Credit Subfacility: Fees for fiscal 2006 have also been amended to be 325 basis points plus any shortfall from LIBOR earned on the credit-linked deposits, subject to a 50 basis point increase in the event that the Company’s senior secured debt ratings are lowered to certain levels.
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

Required Ratios
Actual Ratios
Financial Covenant	May 31, 2006	May 31, 2006	August 31, 2006	November 30, 2006
Interest coverage ratio	2.74 to 1.00	Not less than: 2.00 to 1.00	Not less than: 2.00 to 1.00	Not less than: 2.00 to 1.00
Fixed charge coverage ratio	1.87 to 1.00	Not less than: 1.15 to 1.00	Not less than: 1.15 to 1.00	Not less than: 1.15 to 1.00
Leverage ratio	7.05 to 1.00	Not greater than: 8.00 to 1.00	Not greater than: 8.25 to 1.00	Not greater than: 8.50 to 1.00
Senior leverage ratio	1.28 to 1.00	Not greater than: 2.50 to 1.00	Not greater than: 2.50 to 1.00	Not greater than: 2.50 to 1.00
     In January 2006, the Company entered into an Amendment to increase the maximum leverage covenant to 8.00 to 1.00 for fiscal 2006 and increase the interest rate on the credit linked facility. The Company was in compliance with its covenants as of May 31, 2006.
     See Note 18 for recent changes to the Company’s Senior Credit Facility.
10. Commitments and Contingencies
a. Legal proceedings
     The Company and its subsidiaries are subject to legal proceedings, including litigation in federal and state courts, which arise out of, and are incidental to, the ordinary course of the Company’s on-going and historical businesses. The Company is also subject to governmental investigations by state and federal agencies. The Company cannot predict the outcome of such proceedings with any degree of certainty, and therefore as of May 31, 2006, except as noted below, an estimate of a probable loss or range of loss cannot be made. The potential liabilities that may result could have a material adverse effect on the Company’s financial position or the results of operations.

Groundwater Cases
     Along with other industrial Potentially Responsible Parties (PRPs) and area water purveyors, Aerojet was sued in three cases by approximately 500 individual plaintiffs residing in the vicinity of Aerojet’s facilities near Sacramento, California (the Sacramento cases). One of the cases was subsequently dismissed by the plaintiff. The Sacramento cases were denominated as follows: Allen, et al. v. Aerojet-General Corporation, et al., Case No. 97AS06295, Sacramento County Superior Court, served January 14, 1998 and Smith v. Aerojet-General Corporation, et al., Case No. 05AS01500, Sacramento County Superior Court, served August 14, 2005. The trial court determined that the Public Utility Commission regulated water purveyor defendants did not serve water in violation of state and federal standards. Accordingly, such regulated water entities were dismissed from the litigation. The Sacramento Superior Court through the initial pleading stage reduced the number of plaintiffs in the Sacramento cases to approximately 300. On or about May 28, 2004 and July 23, 2004, the Sacramento Superior Court dismissed, without leave to amend, nearly 250 plaintiffs, leaving the number of plaintiffs at 53. Subsequent dismissals, consolidation of another suit and a settlement with a group of plaintiffs further reduced the number of plaintiffs to 10. On May 12, 2006, after over two months of trial, Aerojet reached an agreement to settle the Sacramento cases. The settlement agreement provides for payment of $25 million by Aerojet with the first payment of $14 million paid in June 2006, the second payment of $7.5 million due in January 2007 and the final payment of $3.5 million due in January 2008. The settlement also provides for the dismissal of all claims and full releases. The settlement resulted in the Company recording a charge of $8.5 million during the second quarter of fiscal 2006 related to the unrecoverable portion from the U.S. Government.
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
     Of the cases that have been filed, the majority have been dismissed or settled on terms favorable to the Company. The nine pending cases involve employees at VC or PVC facilities owned or operated by others. One of the pending cases is a class action seeking a medical monitoring program for former employees at a PVC facility in New Jersey.
     Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued for such contingencies.
Asbestos Litigation
     The Company has from time to time been named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products or in manufacturing operations. The majority have been filed in Madison County, Illinois and San Francisco, California. Since 1998, more than 175 of these asbestos lawsuits have been resolved with the majority being dismissed. There were 150 asbestos cases pending as of May 31, 2006.
     Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued for such contingencies.
Snappon SA Wrongful Discharge Claims
     In November 2003, the Company announced the closing of a GDX Automotive manufacturing facility in Chartres, France owned by Snappon SA, a subsidiary of the Company. The decision resulted primarily from declining sales volumes with French automobile manufacturers. In accordance with French law, Snappon negotiated with the local works’ council regarding the implementation of a social plan for the employees. Following the implementation of the social plan, approximately 188 of the 249 former Snappon employees sued Snappon in the Chartres Labour Court alleging wrongful discharge. Snappon is vigorously defending these claims. The claims have been heard in two groups. On April 11, 2006 the Labour Court rejected most of the claims of the first group of 44 former employees and held Snappon responsible for 12 thousand euros as damages. This first group of former employees has appealed this decision. In March 2006, the Labour Court held a hearing with respect to a second group of 136 former employees, which group claims damages in excess of 12.7 million euros. On June 27, 2006, the Labour Court dismissed the claims filed by 15 of the second group of former employees who had been seeking in excess of 1.3 million euros. The Labour Court could not reach a decision on the remaining claims filed by the 121 other former employees so the Court has scheduled a hearing in front of a new judge for October 2006. A decision on the merits is expected approximately 30 — 60 days thereafter. No hearing date has been set for the remaining 8 former employees who have brought wrongful discharge claims.
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
     In fiscal 2003, Aerojet discovered previously unidentified NDMA-contaminated groundwater located to the north and west of the Western Groundwater Operable Unit boundaries. Following such discovery, Aerojet undertook investigation to characterize the extent of the contamination. This investigation has been substantially completed. This contaminated groundwater zone has been incorporated into the Western Groundwater Operable Unit remediation plan. All Western Groundwater Operable Unit collection and treatment systems will be fully constructed by late 2006 to mid - 2007. Based on sampling, Aerojet believes that no municipal drinking water wells are threatened by this finding.
     While remediation is underway at various site locations, Aerojet is conducting feasibility studies to refine technical approaches and costs to remediate the site. The remediation costs are principally for design, construction, enhancement and operation of groundwater and soil treatment facilities, ongoing project management and regulatory oversight. Aerojet submitted its Final Draft Remedial Investigation/Feasibility Study to the EPA and anticipates receiving a Record of Decision for the Perimeter Groundwater Operable Unit in late 2006. A discussion of Aerojet’s efforts to estimate these costs is contained below under the heading “Environmental Reserves and Estimated Recoveries.”
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

     San Gabriel Valley Basin, California
     Baldwin Park Operable Unit
     Aerojet, through its former Azusa, California operations, was previously named by the EPA as a Potentially Responsible Party (PRP) for contamination in the portion of the San Gabriel Valley Superfund Site known as the Baldwin Park Operable Unit (BPOU).
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
     As part of Aerojet’s sale of its Electronics and Information Systems (EIS) business to Northrop Grumman Corporation (Northrop) in October 2001, the EPA approved a Prospective Purchaser Agreement with Northrop to absolve it of pre-closing liability for contamination caused by the Azusa facility, which liability will remain with Aerojet. As part of that agreement, GenCorp agreed to provide a $25 million guarantee of Aerojet’s obligations under the Project Agreement. As part of the EIS sale to Northrop, Aerojet paid the EPA $9 million which was an amount to be offset against Aerojet’s share of the EPA’s total claimed past costs (the EPA now claims total past costs attributable to various parties are approximately $28 million). Prior payments to the EPA bring the total payments to the EPA to approximately $9.5 million. Aerojet and the EPA agreed to a final settlement for Aerojet’s portion of such past costs and entered into a Consent Decree under which Aerojet agreed to pay the U.S. government approximately $1.65 million in two equal installments — half of which has already been paid with the balance due in twelve (12) months. The lawsuit (Case No. CV05-7516 CAS (RZx)) filed as a prelude to the Consent Decree was subsequently dismissed. Unresolved at this time is the issue of California’s past costs.
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
     Aerojet continues to negotiate with the Los Angeles RWQCB regarding an investigation of this former facility and has proposed a scope of work for additional field activities. Aerojet is prepared to implement the field work. In the event the Los Angeles RWQCB demands further site investigation, Aerojet may re-file its appeal.
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
c. Environmental Reserves and Estimated Recoveries
  Reserves
     The Company continually reviews estimated future remediation costs that could be incurred by the Company. These estimated costs take into consideration the investigative work and analysis of the Company’s engineers and the advice of its legal staff regarding the status and anticipated results of various administrative and legal proceedings. In most cases, only a range of reasonably possible costs can be estimated. In establishing the Company’s reserves, the most probable estimated amount is used when determinable otherwise the minimum is used. The timing of payment for estimated future environmental costs is subject to variability and depends on the timing of regulatory approvals for planned remedies and the construction and completion of the remedies.
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
     A summary of the Company’s environmental reserve activity is shown below:

	November 30,	2006	2006	May 31,
	2005	Additions, net	Expenditures	2006
	(in millions)
Aerojet	$255.6	$4.7	$(22.1)	$238.2
Other Sites	12.4	—	(1.7)	10.7

Environmental Reserve	$268.0	$4.7	$(23.8)	$248.9

     As of May 31, 2006, the Aerojet reserves include $151.1 million for the Sacramento site, $71.2 million for BPOU, and $15.9 million for other Aerojet sites.

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
     In conjunction with the sale of EIS, Aerojet entered into an agreement with Northrop whereby Aerojet will be reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement. Amounts reimbursed are subject to annual limitations, with excess amounts carrying over to subsequent periods, the total of which will not exceed $190 million over the term of the agreement, which ends in 2028. As of May 31, 2006, $143.5 million in potential future reimbursements were available over the remaining life of the agreement.
     As part of the acquisition of the Atlantic Research Corporation (ARC) propulsion business, Aerojet entered into an agreement with ARC pursuant to which Aerojet is responsible for up to $20 million, of which $17 million remains as of May 31, 2006, of costs (Pre-Close Environmental Costs) associated with environmental issues that arose prior to Aerojet’s acquisition of the ARC propulsion business. Pursuant to a separate agreement with the U.S. government which was entered into prior to closing of the ARC acquisition, these Pre-Close Environmental Costs will be treated as allowable overhead costs combined with Aerojet’s environmental costs under the Global Settlement, and will be recovered through the establishment of prices for Aerojet’s products and services sold to the U.S. government. These costs were allocated to all Aerojet operations (including the previously excluded Redmond, Washington operations) beginning in fiscal 2005.
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
11. Arrangements with Off-Balance Sheet Risk
     As of May 31, 2006, obligations required to be disclosed in accordance with FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others consisted of:
     — $70.4 million in outstanding commercial letters of credit expiring in 2007, the majority of which may be renewed, and securing obligations for environmental remediation and insurance coverage.
     — Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to government agencies for environmental remediation activities.
     — Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of its obligations under its Senior Credit Facility and its 9 1/2% Notes.
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
     The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheets as of May 31, 2006 and November 30, 2005.
12. Other Comprehensive Loss, Net of Income Taxes
     The Company’s other comprehensive loss consists of the accumulated effects of foreign currency translation adjustments, changes in the fair value of certain derivative financial instruments, and changes in the minimum funding liability for pension obligations, if any.
     The components of other comprehensive loss, net of income taxes are presented in the following table:

	Three months ended May 31,		Six months ended May 31,
	2006	2005	2006	2005
	(in millions)
Net income (loss)	$(7.3)	$5.0	$(23.3)	$(26.4)
Other comprehensive income (loss), net of income taxes:
Changes in the fair value of derivative financial instruments and other	—	(0.1)	—	0.1

Total comprehensive income (loss)	$(7.3)	$4.9	$(23.3)	$(26.3)

     As of May 31, 2006 and November 30, 2005, the Company had $1.6 million of minimum funding liabilities for pension obligations.
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

Periodic benefit (income) expense
     Components of net periodic benefit (income) expense for continuing operations are as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended
	May 31,	May 31,	May 31,	May 31,
	2006	2005	2006	2005
	(in millions)
Service cost	$4.6	$3.4	$0.1	$0.1
Interest cost on benefit obligation	28.2	28.6	1.4	1.8
Assumed return on plan assets	(34.8)	(33.5)	—	—
Amortization of unrecognized prior service cost	0.5	0.4	(0.8)	(1.0)
Amortization of unrecognized net (gains) losses	13.2	13.8	(1.6)	(1.6)

Net periodic benefit (income) expense	$11.7	$12.7	$(0.9)	$(0.7)

	Pension Benefits		Postretirement Benefits
	Six months ended
	May 31,	May 31,	May 31,	May 31,
	2006	2005	2006	2005
	(in millions)
Service cost	$9.1	$6.8	$0.2	$0.2
Interest cost on benefit obligation	56.4	57.1	2.8	3.6
Assumed return on plan assets	(69.5)	(67.0)	—	—
Amortization of unrecognized prior service cost	1.1	0.8	(1.6)	(2.0)
Amortization of unrecognized net (gains) losses	26.4	27.6	(3.2)	(3.2)

Net periodic benefit (income) expense	$23.5	$25.3	$(1.8)	$(1.4)

     During the second quarter and first half of fiscal 2005, discontinued operations incurred $0.2 million and $0.3 million, respectively, of net periodic expense for pension and other postretirement benefits.
Plan Assets and Investment Policy
     In May 2006, the Company implemented a change to its investment policy related to the pension plan’s strategic asset allocation. The target allocation by asset class under the new investment policy as compared to the previous investment policy is as follows:

	Revised	2005
	Target	Target
	Allocation(1)	Allocation(1)
Domestic equity securities	21%	28%
International equity securities	11	15
Fixed income	50	41
Real estate	2	1
Alternative investments	16	15

(1)	Target range is plus or minus 2 percentage points.
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
14. Discontinued Operations
     During the third quarter of fiscal 2004, the Company classified the Fine Chemicals segment as a discontinued operation as a result of its plans to sell the business. The plan was a result of management’s decision to focus its capital and resources on its Aerospace and Defense and Real Estate operating segments. In July 2005, the Company signed a definitive agreement to sell the Fine Chemicals business to American Pacific Corporation (AMPAC). The purchase price, as revised, consisted of $88.5 million of cash paid at closing, an unsecured subordinated seller note of $25.5 million delivered at closing, a contingent payment of up to $5.0 million if the Fine Chemicals business achieves specified earning targets in the twelve month period ending September 30, 2006, and the assumption by the buyer of certain liabilities. Income will be recorded in the future on the seller note and any contingent payment when realized. During fiscal 2005, the Company recorded a loss of $28.7 million on the difference between the estimated cash proceeds to be received on disposition less the carrying value of net assets being sold and related transaction selling costs. An additional loss of $0.1 million was recorded in the first half of fiscal 2006 to reflect the net assets of the Fine Chemicals business and management’s estimate of the proceeds from the sale. The Company closed the transaction on November 30, 2005. For operating segment reporting, the Fine Chemicals business was previously reported as a separate operating segment.
     In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, the Company allocated interest to discontinued operations based on interest on debt that would be required to be repaid using estimated proceeds to be received from the sale of the sale of the Fine Chemicals business. This allocation resulted in interest of $0.7 million in the second quarter and first half of fiscal 2005.
     During fiscal 2004, the Company sold its GDX Automotive (GDX) business to Cerberus Capital Management, L.P. (Cerberus). In June 2006, the Company entered into a Final Settlement & Release Agreement with Cerberus related to the sale of GDX which resulted in a $2.9 million income tax benefit and $2.0 million gain being recorded during the second quarter of fiscal 2006. The Company also adjusted the reserve for the recovery of certain pre-acquisition obligations during the second quarter of fiscal 2006 associated with the Company’s purchase of the Draftex group in December 2000.
     In November 2003, the Company announced the closing of a GDX manufacturing facility in Chartres, France. The decision resulted primarily from declining sales volumes with French automobile manufacturers. In June 2004, the Company completed the legal process for closing the facility and establishing a social plan. In fiscal 2005, an expense of approximately $1.0 million related to employee social costs was recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company has not yet recorded expenses associated with certain social benefits due to the uncertainty of the benefit amount. These additional social costs may result in an additional pre-tax expense of up to $2.0 million and are anticipated to be incurred within the next two years.
     Summarized financial information for discontinued operations is set forth below:

	Three months ended May 31,		Six months ended May 31,
	2006	2005	2006	2005
	(in millions)
Net sales	$—	$12.8	$—	$22.8
Income (loss) before income taxes	0.2	1.5	(0.6)	0.1
Income tax benefit	(2.9)	—	(2.8)	—
Net income from discontinued operations	3.1	1.5	2.2	0.1
     As of May 31, 2006 and November 30, 2005, the components of liabilities of discontinued operations in the consolidated balance sheets are as follows:

	May 31,	November 30,
	2006	2005
	(in millions)
Accounts payable	$0.4	$0.9
Other liabilities	1.2	1.0

Liabilities of discontinued operations	$1.6	$1.9

15. Operating Segments and Related Disclosures
     The Company’s operations are organized into two operating segments based on different products and customer bases: Aerospace and Defense and Real Estate. The Company evaluates its operating segments based on several factors, of which the primary financial measure is segment performance. Segment performance, which is a non-GAAP financial measure, represents net sales from continuing operations less applicable costs, expenses and provisions for unusual items relating to operations. Segment performance excludes corporate income and expenses, commercial legacy income or expenses, provisions for unusual items not related to the operations, interest expense, cumulative effect of change in accounting principle, and income taxes. The Company believes that segment performance provides information useful to investors in understanding its underlying operational performance. Specifically, the

Company believes the exclusion of the items listed above permits an evaluation and a comparison of results for ongoing business operations, and it is on this basis that management internally assesses operational performance.
     Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended May 31,		Six months ended May 31,
	2006	2005	2006	2005
Lockheed Martin	41%	33%	40%	35%
Raytheon	18%	19%	18%	19%
Boeing	12%	*	11%	*

*	Less than 10% of net sales
     Sales during the three and six months ended May 31, 2006, directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled 79% and 80% of net sales, respectively. Sales during the three and six months ended May 31, 2005, directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled 83% and 85% of net sales, respectively.
     Selected financial information for each reportable segment is as follows:

	Three months ended May 31,		Six months ended May 31,
	2006	2005	2006	2005
	(in millions)
Net Sales:
Aerospace and Defense	$165.7	$143.4	$292.9	$281.7
Real Estate	1.7	1.6	3.2	3.2

Total Net Sales	$167.4	$145.0	$296.1	$284.9

Segment Performance:
Aerospace and Defense	$16.8	$14.8	$25.0	$25.0
Retirement benefit plan expense	(8.7)	(8.6)	(17.4)	(17.2)
Unusual items — unrecoverable portion of legal settlement	(8.5)	(2.0)	(8.5)	(2.0)

Aerospace and Defense Total	(0.4)	4.2	(0.9)	5.8
Real Estate	0.8	0.8	1.6	1.8

Total Segment Performance	$0.4	$5.0	$0.7	$7.6

Reconciliation of segment performance to loss from continuing operations before income taxes:
Segment performance	$0.4	$5.0	$0.7	$7.6
Interest expense	(6.4)	(5.8)	(12.7)	(12.9)
Corporate and other expenses	(6.3)	(5.2)	(11.9)	(9.3)
Corporate and other retirement benefit plan expense	(2.1)	(3.4)	(4.3)	(6.7)
Unusual items — loss on repayment of debt	—	—	—	(18.1)

Loss from continuing operations before income taxes and cumulative effect of a change in accounting principle	$(14.4)	$(9.4)	$(28.2)	$(39.4)

	May 31,	November 30,
	2006	2005
	(in millions)
Assets:
Aerospace and Defense	$745.5	$781.1
Real Estate	45.5	42.8

Identifiable assets	791.0	823.9
Corporate	198.9	233.5

Total assets	$989.9	$1,057.4

16. Unusual Items
     Charges associated with unusual items are summarized as follows:

	Three months ended May 31,		Six months ended May 31,
	2006	2005	2006	2005
	(in millions)
Aerospace and Defense:
Unrecoverable portion of legal settlement	$8.5	$2.0	$8.5	$2.0

	8.5	2.0	8.5	2.0
Corporate/Debt:
Loss on redemption of 9 1/2% Notes	—	—	—	6.7
Loss on repayment of 5 3/4% Notes	—	—	—	5.5
Loss on termination of the previous Credit Facility	—	—	—	5.9

	—	—	—	18.1

	$8.5	$2.0	$8.5	$20.1

     In the first quarter of fiscal 2005, the Company recorded a charge of $18.1 million as a result of termination of the Company’s previous Credit Facility, redemption of $52.5 million of principal of the 9 1/2% Notes, and repayment of $59.9 million of principal of the 5 3/4% Notes.
     In the second quarter of fiscal 2005, Aerojet recorded a charge of $2.0 million related to a legal settlement of environmental toxic tort cases.
     In the second quarter of fiscal 2006, Aerojet recorded a charge of $8.5 million related to an agreement to settle a group of environmental toxic tort cases that had been pending in Sacramento Superior Court since 1997 (see Note 10(a) for additional information).
17. Condensed Consolidating Financial Information
     The Company is providing condensed consolidating financial information for its material domestic subsidiaries that have guaranteed the 9 1/2% Notes, and for those subsidiaries that have not guaranteed the 9 1/2% Notes. These 100% owned subsidiary guarantors have, jointly and severally, fully and unconditionally guaranteed the 9 1/2% Notes. The subsidiary guarantees are senior subordinated obligations of each subsidiary guarantor and rank (i) junior in right of payment with all senior indebtedness, (ii) equal in right of payment with all senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness, in each case, of that subsidiary guarantor. The subsidiary guarantees will also be effectively subordinated to any secured indebtedness of the subsidiary guarantor with respect to the assets securing that indebtedness. Absent both default and notice as specified in the Senior Credit Facility and agreements governing the Company’s outstanding convertible notes and the 9 1/2% Notes, there are no restrictions on the Company’s ability to obtain funds from its subsidiary guarantors by dividend or loan.
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

Condensed Consolidating Statements of Operations
(Unaudited)

		Guarantor	Non-guarantor
Three Months Ended May 31, 2006 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$167.4	$—	$—	$167.4
Cost of products sold	—	151.6	—	—	151.6
Selling, general and administrative	4.6	3.2	—	—	7.8
Depreciation and amortization	0.5	6.1	—	—	6.6
Interest expense	5.3	1.1	—	—	6.4
Other, net	(0.1)	9.5	—	—	9.4

Loss from continuing operations before income taxes and cumulative effect of a change in accounting principle	(10.3)	(4.1)	—	—	(14.4)
Income tax (benefit) provision	(7.0)	3.0	—	—	(4.0)

Loss from continuing operations before the cumulative effect of a change in accounting principle	(3.3)	(7.1)	—	—	(10.4)
Income from discontinued operations	3.1	—	—	—	3.1

Loss before equity losses of subsidiaries	(0.2)	(7.1)	—	—	(7.3)
Equity losses of subsidiaries	(7.1)	—	—	7.1	—

Net loss	$(7.3)	$(7.1)	$—	$7.1	$(7.3)

		Guarantor	Non-guarantor
Three Months Ended May 31, 2005 (in millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$145.0	$—	$—	$145.0
Cost of products sold	—	131.2	—	—	131.2
Selling, general and administrative	6.2	2.1	—	—	8.3
Depreciation and amortization	0.5	7.3	—	—	7.8
Interest expense	4.2	1.6	—	—	5.8
Other, net	(0.1)	1.4	—	—	1.3

Income (loss) from continuing operations before income taxes	(10.8)	1.4	—	—	(9.4)
Income tax (benefit) provision	(14.9)	2.0	—	—	(12.9)

Income (loss) from continuing operations	4.1	(0.6)	—	—	3.5
Income (loss) from discontinued operations	1.6	1.5	(1.6)	—	1.5

Income (loss) before equity losses of subsidiaries	5.7	0.9	(1.6)	—	5.0
Equity losses of subsidiaries	(0.7)	—	—	0.7	—

Net income (loss)	$5.0	$0.9	$(1.6)	$0.7	$5.0

		Guarantor	Non-guarantor
Six Months Ended May 31, 2006 (in millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$296.1	$—	$—	$296.1
Cost of products sold	—	273.4	—	—	273.4
Selling, general and administrative	10.2	5.6	—	—	15.8
Depreciation and amortization	1.0	12.1	—	—	13.1
Interest expense	10.6	2.1	—	—	12.7
Other, net	(0.7)	10.0	—	—	9.3

Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	(21.1)	(7.1)	—	—	(28.2)
Income tax (benefit) provision	(12.2)	8.8	—	—	(3.4)

Loss from continuing operations before the cumulative effect of a change in accounting principle	(8.9)	(15.9)	—	—	(24.8)
Income (loss) from discontinued operations	2.3	—	(0.1)	—	2.2
Cumulative effect of a change in accounting principle, net of tax	(0.7)	—	—	—	(0.7)

Loss before equity losses of subsidiaries	(7.3)	(15.9)	(0.1)	—	(23.3)
Equity losses of subsidiaries	(16.0)	—	—	16.0	—

Net loss	$(23.3)	$(15.9)	$(0.1)	$16.0	$(23.3)

		Guarantor	Non-guarantor
Six Months Ended May 31, 2005 (in millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$284.9	$—	$—	$284.9
Cost of products sold	—	261.5	—	—	261.5
Selling, general and administrative	11.5	4.3	—	—	15.8
Depreciation and amortization	1.1	13.4	—	—	14.5
Interest expense	11.0	1.9	—	—	12.9
Other, net	17.2	2.4	—	—	19.6

Income (loss) from continuing operations before income taxes	(40.8)	1.4	—	—	(39.4)
Income tax (benefit) provision	(14.9)	2.0	—	—	(12.9)

Loss from continuing operations	(25.9)	(0.6)	—	—	(26.5)
Income (loss) from discontinued operations	1.1	1.3	(2.3)	—	0.1

Loss before equity earnings (losses) of subsidiaries	(24.8)	0.7	(2.3)	—	(26.4)
Equity losses of subsidiaries	(1.6)	—	—	1.6	—

Net income (loss)	$(26.4)	$0.7	$(2.3)	$1.6	$(26.4)

Condensed Consolidating Balance Sheets
(Unaudited)

		Guarantor	Non-guarantor
May 31, 2006 (in millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$51.0	$(12.6)	$0.5	$—	$38.9
Accounts receivable	—	71.6	—	—	71.6
Inventories	—	70.8	—	—	70.8
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	30.2	—	—	30.2
Prepaid expenses and other	10.7	33.6	—	—	44.3
Assets of discontinued operations	(0.7)	—	0.7	—	—

Total current assets	61.0	193.6	1.2	—	255.8
Property, plant and equipment, net	0.5	134.2	—	—	134.7
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	156.1	—	—	156.1
Prepaid pension asset	118.8	92.7	—	—	211.5
Goodwill	—	102.0	—	—	102.0
Intercompany, net	(374.5)	389.0	(14.5)	—	—
Other noncurrent assets and intangibles, net	692.1	112.4	9.8	(684.5)	129.8

Total assets	$497.9	$1,180.0	$(3.5)	$(684.5)	$989.9

Short-term borrowings and current portion of long-term debt	$20.8	$—	$—	$—	$20.8
Accounts payable	0.8	24.6	—	—	25.4
Reserves for environmental remediation costs	5.1	48.1	—	—	53.2
Income taxes payable	(1.2)	1.2	—	—	—
Other current liabilities and postretirement medical and life benefits	39.5	143.0	—	—	182.5
Liabilities of discontinued operations	—	—	1.6	—	1.6

Total current liabilities	65.0	216.9	1.6	—	283.5
Long-term debt, net of current portion	422.2	—	—	—	422.2
Reserves for environmental remediation costs	5.6	190.1	—	—	195.7
Other noncurrent liabilities	93.0	83.4	—	—	176.4

Total liabilities	585.8	490.4	1.6	—	1,077.8
Commitments and contingencies (Note 10) Total shareholders’ (deficit) equity	(87.9)	689.6	(5.1)	(684.5)	(87.9)

Total liabilities and shareholders’ (deficit) equity	$497.9	$1,180.0	$(3.5)	$(684.5)	$989.9

		Guarantor	Non-guarantor
November 30, 2005 (in millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$99.7	$(8.4)	$0.4	$—	$91.7
Accounts receivable	—	82.1	—	—	82.1
Inventories	—	57.5	—	—	57.5
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	24.6	—	—	24.6
Prepaid expenses and other	3.0	21.7	—	—	24.7
Assets of discontinued operations	(2.4)	—	2.4	—	—

Total current assets	100.3	177.5	2.8	—	280.6
Property, plant and equipment, net	0.7	139.5	—	—	140.2
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	171.4	—	—	171.4
Prepaid pension asset	111.3	121.9	—	—	233.2
Goodwill	—	102.0	—	—	102.0
Intercompany, net	(386.9)	401.7	(14.8)	—	—
Other noncurrent assets and intangibles, net	709.2	112.3	9.8	(701.3)	130.0

Total assets	$534.6	$1,226.3	$(2.2)	$(701.3)	$1,057.4

Short-term borrowings and current portion of long-term debt	$1.4	$—	$—	$—	$1.4
Accounts payable	7.1	50.0	—	—	57.1
Reserves for environmental remediation cost	4.7	47.0	—	—	51.7
Income taxes payable	13.3	(7.4)	—	—	5.9
Other current liabilities and postretirement medical and life benefits	32.8	121.6	—	—	154.4
Liabilities of discontinued operations	—	—	1.9	—	1.9

Total current liabilities	59.3	211.2	1.9	—	272.4
Long-term debt, net of current portion	442.5	—	—	—	442.5
Reserves for environmental remediation costs	7.6	208.7	—	—	216.3
Other noncurrent liabilities	97.9	101.0	—	—	198.9

Total liabilities	607.3	520.9	1.9	—	1,130.1
Commitments and contingencies (Note 10) Total shareholders’ (deficit) equity	(72.7)	705.4	(4.1)	(701.3)	(72.7)

Total liabilities and shareholders’ (deficit) equity	$534.6	$1,226.3	$(2.2)	$(701.3)	$1,057.4

Condensed Consolidating Statements of Cash Flows
(Unaudited)

		Guarantor	Non-guarantor
Six Months Ended May 31, 2006 (in millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	$(30.6)	$(17.4)	$(1.3)	$—	$(49.3)
Cash flows from investing activities:
Capital expenditures	—	(5.5)	—	—	(5.5)

Net cash used in investing activities	—	(5.5)	—	—	(5.5)
Cash flows from financing activities:
Net transfers (to) from parent	(18.3)	18.7	(0.4)	—	—
Repayments on notes payable and long-term debt, net	(1.5)	—	—	—	(1.5)
Other financing activities	3.3	0.2	—	—	3.5

Net cash (used in) provided by financing activities	(16.5)	18.9	(0.4)	—	2.0

Net decrease in cash and cash equivalents	(47.1)	(4.0)	(1.7)	—	(52.8)
Cash and cash equivalents at beginning of period	97.3	(8.5)	2.9	—	91.7

Cash and cash equivalents at end of period	$50.2	$(12.5)	$1.2	$—	$38.9

		Guarantor	Non-guarantor
Six Months Ended May 31, 2005 (in millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	$(18.0)	$(42.9)	$(5.2)	$—	$(66.1)
Cash flows from investing activities:
Capital expenditures	—	(5.8)	—	—	(5.8)
Other investing activities	201.3	(16.5)	—	—	184.8

Net cash provided by (used in) investing activities	201.3	(22.3)	—	—	179.0
Cash flows from financing activities:
Net transfers (to) from parent	(75.6)	70.4	5.2	—	—
Borrowings (repayments) on notes payable and long-term debt, net	(178.2)	—	—	—	(178.2)
Other financing activities	8.4	(4.1)	—	—	4.3

Net cash (used in) provided by financing activities	(245.4)	66.3	5.2	—	(173.9)

Net (decrease) increase in cash and cash equivalents	(62.1)	1.1	—	—	(61.0)
Cash and cash equivalents at beginning of period	67.3	0.6	—	—	67.9

Cash and cash equivalents at end of period	$5.2	$1.7	$—	$—	$6.9

18. Subsequent Events
     In June 2006, the Company entered into a supplemental indenture for the 9 1/2% Notes to amend the indenture dated August 11, 2003, as amended October 2004, to permit GenCorp to incur additional indebtedness under its Senior Credit Facility.
     Additionally in June 2006, the Company amended its Senior Credit Facility and replaced the existing $98.5 million credit-linked facility, consisting of $44.2 million letter of credit subfacility and a $54.3 million term loan subfacility, with a new $154.5 million credit-linked facility. The new credit-linked facility consists of an $80 million letter of credit subfacility and a $74.5 million term loan subfacility on terms and conditions substantially similar to the existing facility. The $26.2 million of outstanding letters of credit issued under the Revolver as of May 31, 2006 will be moved to the new credit-linked facility during the fiscal quarter ending August 31, 2006, resulting in expected full availability of the $80 million Revolver. Term loan proceeds of $19.8 million were used to collateralize the 5 3/4% Notes maturing in April 2007, and to the extent the 5 3/4% Notes convert prior to maturity, will be used to repay term loans. The senior lenders also modified the maximum leverage covenant to 8.25 and 8.50 for third and fourth quarters of fiscal 2006, respectively, as well as to 8.50, 8.00, 7.50, and 7.00 for the four quarters of fiscal 2007, respectively. The Company may incur charges of up to $1.2 million related to the amendment in the third quarter of fiscal 2006.

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
     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, our operating results for interim periods may not be indicative of the results of operations for a full year. This section contains a number of forward—looking statements, all of which are based on current expectations and are subject to risks and uncertainties including those described in this Quarterly Report under the heading “Forward-Looking Statements.” Actual results may differ materially. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended November 30, 2005, and periodic reports subsequently filed with the U.S. Securities and Exchange Commission (SEC).
Adjustments to Previously Announced Second Quarter 2006 Results
     On June 29, 2006, we issued a press release announcing our second quarter of fiscal 2006 financial results. In the press release, we reported inventory and other current liabilities balances of $78.3 million and $178.2 million, respectively, in the Unaudited Condensed Consolidated Balance Sheets as of May 31, 2006. Subsequent to June 29, 2006, we recorded a reclassification of $7.5 million between inventory and other current liabilities. As a result, we decreased inventory and other current liabilities by $7.5 million as of May 31, 2006 in this Form 10-Q.
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
     Real Estate — includes activities related to the re-zoning, entitlement, sale, and leasing of our real estate assets. Through our Aerojet subsidiary, we own approximately 12,600 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California east of Sacramento (Sacramento Land). We are currently in the process of seeking zoning changes and other governmental approvals on a portion of the Sacramento Land to optimize its value. We have filed applications with and submitted information to governmental and regulatory authorities for approvals necessary to re-zone over 6,400 acres of the Sacramento Land.
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

Business Outlook
     Aerospace and Defense —Aerojet received a number of contract awards in the first half of fiscal 2006, contributing to backlog growth. This recent success in winning new programs, as well as growth in many of its existing programs, will offset much of the decline in Titan sales from fiscal 2005.
     Real Estate — We are trying to obtain entitlement changes on approximately 6,400 acres of the Sacramento Land and lift environmental restrictions on a portion of the Sacramento Land. In conjunction with these efforts, we will continue to explore real estate structures (or transactions) that may enhance the value of our real estate assets, including outright sales, and/or joint ventures with real estate developers, residential builders or other third parties.
Results of Operations
Net Sales:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2006	2005	Change*	2006	2005	Change*
Net Sales	$167.4	$145.0	$22.4	$296.1	$284.9	$11.2

*	Primary reason for change. The increase in sales during the second quarter of fiscal 2006 is primarily the result of higher sales to Lockheed Martin on the Atlas V program. The increase in sales during the first half of fiscal 2006 is primarily the result of higher sales to Lockheed Martin on the Atlas V program and non-government sales partially offset by lower sales on the Titan program.
     Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended May 31,		Six months ended May 31,
	2006	2005	2006	2005
Lockheed Martin	41%	33%	40%	35%
Raytheon	18%	19%	18%	19%
Boeing	12%	*	11%	*

*	Less than 10% of net sales
     Sales during the three and six months ended May 31, 2006, directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled 79% and 80% of net sales, respectively. Sales during the three and six months ended May 31, 2005, directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled 83% and 85% of net sales, respectively.
Cost of Products Sold:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2006	2005	Change*	2006	2005	Change*
Cost of products sold	$151.6	$131.2	$20.4	$273.4	$261.5	$11.9
Percentage of net sales	91%	90%		92%	92%

*	Primary reason for change. The cost of sales as a percentage of net sales was essentially unchanged for all periods presented.
Selling, General and Administrative (SG&A):

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2006	2005	Change*	2006	2005	Change*
Selling, general and administrative	$7.8	$8.3	$(0.5)	$15.8	$15.8	$—
Percentage of net sales	5%	6%		5%	6%

*	Primary reason for change. During the first half of fiscal 2006, the Company incurred higher costs related to the annual election of the Board of Directors which were offset by lower professional services costs and personnel costs.
Depreciation and Amortization:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2006	2005	Change*	2006	2005	Change*
Depreciation and amortization	$6.6	$7.8	$(1.2)	$13.1	$14.5	$(1.4)
Percentage of net sales	4%	5%		4%	5%

*	Primary reason for change The decrease in depreciation and amortization expense was primarily due to the use of fully depreciated assets.
Interest Expense:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2006	2005	Change*	2006	2005	Change*
Interest expense	$6.4	$5.8	$0.6	$12.7	$12.9	$(0.2)

*	Primary reason for change. The increase in interest expense in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 is primarily due to the interest allocated to discontinued operations in the second quarter of fiscal 2005 (see Note 14 of the Unaudited Condensed Consolidated Financial Statements). The decrease in interest expense for the first half of fiscal 2006 compared to the first half of fiscal 2005 is due to interest rates and the allocation of interest to discontinued operations in the first half of fiscal 2005.
Unusual Items:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2006	2005	Change*	2006	2005	Change*
Unusual items	$8.5	$2.0	$6.5	$8.5	$20.1	$(11.6)

*	Primary reason for change. In the second quarter of fiscal 2006, we recorded a charge of $8.5 million related to an agreement to settle a group of environmental toxic tort cases that had been pending in Sacramento Superior Court since 1997. In the second quarter of fiscal 2005, we recorded a charge of $2.0 million related to a legal settlement of environmental toxic tort cases. In the first quarter of fiscal 2005, we recorded a charge of $18.1 million as a result of termination of the Company’s previous Credit Facility, redemption of $52.5 million of principal of the 9 1/2% Notes, and repayment of $59.9 million of principal of the 5 3/4% Notes.
Income Tax Benefit:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2006	2005	Change*	2006	2005	Change*
Income tax benefit	$(4.0)	$(12.9)	$8.9	$(3.4)	$(12.9)	$9.5

*	Primary reason for change. An income tax benefit for the current loss from continuing operations for the first half of fiscal 2006 has been recorded based on the forecasted net operating loss eligible for carryback refunds. In the first half of fiscal 2005 an income tax benefit was recorded to reflect the benefit of net operating loss carryback claims not previously recorded.
Discontinued Operations:
     During the third quarter of fiscal 2004, we classified the Fine Chemicals business as a discontinued operation as a result of our plans to sell the business. This plan was a result of management’s decision to focus our capital and resources on our Aerospace and Defense and Real Estate operating segments. On November 30, 2005, we completed the sale of the Fine Chemicals to American Pacific Corporation (AMPAC) for $114.0 million, subject to adjustment, consisting of $88.5 million of cash, unsecured subordinated seller note of $25.5 million, and the assumption by the buyer of certain liabilities. Additionally, AMPAC may be required to pay us up to $5.0 million based on the Fine Chemical business achieving specified earnings targets in the twelve month period ending September 30, 2006. Income will be recorded in the future on the seller note of $25.5 million and any contingent payment when realized. The loss on the sale of the Fine Chemicals business during fiscal 2005 was $28.7 million. An additional loss of $0.1 million was recorded in the first half of fiscal 2006 to reflect the net assets of the Fine Chemicals business and management’s estimate of the proceeds from the sale.
     In November 2003, we announced the closing of a GDX manufacturing facility in Chartres, France. The decision resulted primarily from declining sales volumes with French automobile manufacturers. In June 2004, we completed the legal process for closing the facility and establishing a social plan. In fiscal 2005, an expense of approximately $1.0 million related to employee social costs was recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. We have not yet recorded expenses associated with certain social benefits due to the uncertainty of the benefit amount. These additional social costs may result in an additional pre-tax expense of up to $2.0 million and are anticipated to be incurred within the next two years.
     Summarized financial information for discontinued operations is set forth below:

	Three months ended May 31,		Six months ended May 31,
	2006	2005	2006	2005
	(in millions)
Net sales	$—	$12.8	$—	$22.8
Income (loss) before income taxes	0.2	1.5	(0.6)	0.1
Income tax benefit	(2.9)	—	(2.8)	—
Net income from discontinued operations	3.1	1.5	2.2	0.1
Cumulative Effect of a Change in Accounting Principle:
     As of December 1, 2005, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, (SFAS 123(R)), which requires companies to recognize in the statement of operations the grant-date fair value of stock awards issued to employees and directors. We adopted SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R). As a result of applying SFAS 123(R), the loss from continuing operations before the cumulative effect of a change in accounting principle for the second quarter and first half of fiscal 2006 was increased by $0.4 million and $0.8 million, respectively. In addition, we recognized an increase to our net loss of $0.7 million related to the cumulative effect of a change in accounting principle as of December 1, 2005 (see Note 3 of the Unaudited Condensed Consolidated Financial Statements).
Operating Segment Information:
     Our continuing operations are organized into two segments based on different products and customer bases: Aerospace and Defense and Real Estate. We evaluate our operating segments based on several factors, of which the primary financial measure is segment performance. Segment performance, which is a non-GAAP financial measure, represents net sales from continuing operations less applicable costs, expenses and provisions for unusual items relating to operations. Segment performance excludes corporate income and expenses, commercial legacy income or expenses, provisions for unusual items not related to the operations, interest expense, cumulative effect of change in accounting principle, and income taxes. We believe that segment performance provides information useful to investors in understanding our underlying operational performance. Specifically, we believe the exclusion of the items listed above permits an evaluation and a comparison of results for ongoing business operations, and it is on this basis that management internally assesses operational performance.

Aerospace and Defense Segment

	Three months ended				Six months ended
	May 31,	May 31,		Percentage	May 31,	May 31,		Percentage
	2006	2005	Change*	Change	2006	2005	Change*	Change
Net Sales	$165.7	$143.4	$22.3	16%	$292.9	$281.7	$11.2	4%
Segment Performance — Income (loss)	(0.4)	4.2	(4.6)	(110)%	(0.9)	5.8	(6.7)	(116)%

*	Primary reason for change. The increase in sales during the second quarter of fiscal 2006 is primarily the result of higher sales to Lockheed Martin on the Atlas V program. The increase in sales during the first half of fiscal 2006 is primarily the result of higher sales to Lockheed Martin on the Atlas V program and non-government sales partially offset by lower sales on the Titan program.
     Segment performance was $(0.4) million in the second quarter of fiscal 2006 compared to $4.2 million in the second quarter of fiscal 2005. Excluding the impact of employee retirement benefit plan expense and unusual items, segment performance was income of $16.8 million in the second quarter of fiscal 2006 compared to income of $14.8 million in the second quarter of fiscal 2005. Segment performance was $(0.9) million in the first half of fiscal 2006 compared to $5.8 million in the first half of fiscal 2005. Excluding the impact of employee retirement benefit plan expense and unusual items, segment performance was $25.0 million in the first half of fiscal 2006 and fiscal 2005. Segment performance, excluding the impact of employee retirement benefit plan expense and unusual items, as a percentage of sales was essentially unchanged at 10% for the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005.
     As of May 31, 2006, Aerojet’s contract backlog was $765.2 million as compared to $695.8 million as of November 30, 2005. Funded backlog, which includes only those contracts for which money has been directly authorized by the U.S. Congress, or for which a firm purchase order has been received by a commercial customer, was $565.4 million at May 31, 2006 compared to $498.1 million as of November 30, 2005.
Real Estate Segment
     Our actions related to the entitlement process for Rio Del Oro, Glenborough and Easton Place, and Westborough continued during the first half of fiscal 2006. The actions covered such items as environmental remediation, land planning, traffic, wetlands, endangered species mitigation, and water supplies.

	Three months ended				Six months ended
	May 31,	May 31,		Percentage	May 31,	May 31,		Percentage
	2006	2005	Change*	Change	2006	2005	Change*	Change
Net Sales	$1.7	$1.6	$0.1	6%	$3.2	$3.2	$—	—
Segment Performance	0.8	0.8	—	—	1.6	1.8	(0.2)	(11)%

*	Primary reason for change. There were no real estate asset sales during the first half of fiscal 2006 and fiscal 2005. Sales for the first half of fiscal 2006 and fiscal 2005 consist of rental property operations.
Other Information
Key Accounting Policies and Estimates
     Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America that offer acceptable alternative methods for accounting for certain items affecting our financial results, such as determining inventory cost, depreciating long-lived assets and recognizing revenues.
     The preparation of financial statements requires the use of estimates, assumptions, judgments, and interpretations that can affect the reported amounts of assets, liabilities, revenues, and expenses, the disclosure of contingent assets and liabilities and other supplemental disclosures. The development of accounting estimates is the responsibility of our management. Management discusses those areas that require significant judgments with the audit committee of our board of directors. The audit committee has reviewed all financial disclosures in our filings with the SEC. Although we believe that the positions we have taken with regard to uncertainties are reasonable, others might reach different conclusions and our positions can change over time as more information becomes available. If an accounting estimate changes, its effects are accounted for prospectively.
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
     A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K for the fiscal year ended November 30, 2005. As of December 1, 2005, the Company began recognizing and measuring its stock-based compensation in accordance with SFAS 123(R). Prior to adoption of SFAS 123(R), the Company recognized and measured its share-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.
Arrangements with Off-Balance Sheet Risk
     As of May 31, 2006, obligations required to be disclosed in accordance with FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, consisted of:
     — $70.4 million in outstanding commercial letters of credit expiring in 2007, the majority of which may be renewed, and securing obligations for environmental remediation and insurance coverage.
     — Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to government agencies for environmental remediation activities.
     — Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of its obligations under its senior credit facilities and its 9 1/2% Notes.
     In addition to the items discussed above, we will from time to time enter into certain types of contracts that require us to indemnify parties against potential third-party and other claims. These contracts primarily relate to: (i) divestiture agreements, under which we may provide customary indemnification to purchasers of our businesses or assets including, for example, claims arising from the operation of the businesses prior to disposition, liability to investigate and remediate environmental contamination existing prior to disposition; (ii) certain real estate leases, under which we may be required to indemnify property owners for other claims arising from the use of the applicable premises; and, (iii) certain agreements with officers and directors, under which we may be required to indemnify such persons for liabilities arising out of their relationship with the Company.
     The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of May 31, 2006 or November 30, 2005.
Liquidity and Capital Resources
Liquidity Requirements
     Short-term liquidity requirements for the first half of fiscal 2006 consisted of normal recurring operating expenses and working capital requirements; capital expenditures; debt service requirements; payment for customer reimbursements of tax recoveries related to an unitary tax settlement; expenditures associated with legacy business matters, including costs related to our retirement benefit plans; and payment of liabilities accrued as of November 30, 2005 related to the sale of the Fine Chemicals business in the fourth quarter of fiscal 2005.

     Cash and cash equivalents decreased by $52.8 million during the first half of fiscal 2006. The change in cash and cash equivalents is as follows:

	Six months ended
	May 31,	May 31,
	2006	2005
	(in millions)
Net Cash Used in Operating Activities:
Continuing operations	$(38.6)	$(63.9)
Discontinued operations	(10.7)	(2.2)

Total	(49.3)	(66.1)
Net Cash (Used in) Provided by Investing Activities:
Continuing operations	(5.5)	195.5
Discontinued operations	—	(16.5)

Total	(5.5)	179.0
Net Cash Provided by (Used in) Financing Activities:	2.0	(173.9)

Net Decrease in Cash and Cash Equivalents	$(52.8)	$(61.0)

Net Cash Used In Operating Activities
     Continuing Operations
     First half of Fiscal 2006 versus First half of Fiscal 2005 — Continuing operations used cash of $38.6 million in the first half of fiscal 2006 compared to cash usage of $63.9 million in the first half of fiscal 2005. The year over year change consists of: (i) reduced cash usage in the Aerospace and Defense segment primarily reflecting the renegotiation of the Atlas V contract with Lockheed Martin Corporation in December 2005 and (ii) reduction in cash paid for corporate expenses.
      Discontinued Operations
     Discontinued operations used cash of $10.7 million in the first half of fiscal 2006 primarily for payment of liabilities accrued as of November 30, 2005 related to the sale of the Fine Chemicals business compared to $2.2 million in the first half of fiscal 2005, primarily reflecting operating cash usage by the Fine Chemicals business.
Net Cash (Used In) Provided By Investing Activities
     Continuing Operations
     First Half of Fiscal 2006 — Continuing operations used cash of $5.5 million for capital expenditures. Capital expenditures directly support our contract and customer requirements and are primarily made for asset replacement, capacity expansion, development of new projects, and safety and productivity improvements.
     First Half of Fiscal 2005 — Continuing operations provided cash of $195.5 million consisting of $201.3 million of restricted cash which was used to repay debt as discussed below in financing activities; offset by $5.8 million in capital expenditures.
     Restricted Cash — As of November 30, 2004, we designated $201.3 million as restricted cash, consisting of a portion of the proceeds from the GDX Automotive sale and the proceeds from the Equity Offering completed in fiscal 2004.
      Discontinued Operations
     Discontinued operations used cash of $16.5 million in the first half of fiscal 2005 for capital expenditures in the Fine Chemicals business.
Net Cash Provided By (Used In) Financing Activities
     First Half of Fiscal 2006 — Cash of $2.9 million was generated from other equity transactions, primarily employee stock options, partially offset by activities related to our borrowings including debt repayments.

     First Half of Fiscal 2005 — Cash used of $173.9 million reflects the completion of our recapitalization initiated in November 2004. We redeemed $263.6 million of outstanding debt including redemption costs, offset by $66.4 million from issuance of additional 2 1/4% Debentures, and $25.0 million from issuance of Term Loans under our Senior Credit Facility. In addition, we incurred $6.0 million in debt issuance costs and received $4.3 million in other equity transactions, primarily employee stock options.
Debt and Credit Facility:
     The outstanding debt as of May 31, 2006 had effective interest rates ranging from 2.25% to 9.50%, with maturities as follows:

	Term	9 1/2%	5 3/4%	4%	2 1/4%
	Loans/Other	Notes	Notes	Notes	Debenture	Total
			(in millions)
2006	$0.6	$—	$—	$—	$—	$0.6
2007	1.0	—	19.8	—	—	20.8
2008	1.0	—	—	—	—	1.0
2009	1.0	—	—	—	—	1.0
2010	50.7	—	—	—	—	50.7
Thereafter	—	97.5	—	125.0	146.4	368.9

Total Debt	$54.3	$97.5	$19.8	$125.0	$146.4	$443.0

     The Senior Credit Facility provides for a revolving credit facility (Revolver) maturing in December 2009, and a credit-linked facility maturing in December 2010. As of May 31, 2006, the credit-linked facility consisted of a $54.3 million term loan subfacility and a $44.2 million letter of credit subfacility. As of May 31, 2006, the borrowing limit under the Revolver was $80.0 million of which the Company had used $26.2 million for outstanding letters of credit, with $53.8 million available. We had $54.3 million outstanding under the term loan subfacility and $44.2 million outstanding letters of credit issued under the letter of credit subfacility at May 31, 2006.
     Interest rates are based on LIBOR borrowings or Alternate Base Rate borrowings, as defined in the Credit Agreement. Interest and fees are as follows:
•	Revolver: For six months ending May 31, 2006, outstanding borrowings accrued interest at LIBOR plus 225 basis points, or Alternate Base Rate plus 125 basis points. Based on our unadjusted senior leverage ratio as of May 31, 2006, interest will increase to LIBOR plus 275 basis points, or Alternate Base Rate plus 175 basis points. In addition, the commitment fee is .5% per annum on the unused balance of the Revolver.

•	Term Loan: For fiscal 2006, the interest has been amended to be LIBOR plus 325 basis points, or Alternate Base Rate plus 225 basis points, on outstanding borrowings, subject to a 50 basis point increase in the event that our senior secured debt ratings are lowered to certain levels.

•	Letter of Credit Subfacility: Fees for fiscal 2006 have also been amended to be 325 basis points plus any shortfall from LIBOR earned on the credit-linked deposits, subject to a 50 basis point increase in the event that our senior secured debt ratings are lowered to certain levels.
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

Required Ratios
Actual Ratios
Financial Covenant	May 31, 2006	May 31, 2006	August 31, 2006	November 30, 2006
Interest coverage ratio	2.74 to 1.00	Not less than: 2.00 to 1.00	Not less than: 2.00 to 1.00	Not less than: 2.00 to 1.00
Fixed charge coverage ratio	1.87 to 1.00	Not less than: 1.15 to 1.00	Not less than: 1.15 to 1.00	Not less than: 1.15 to 1.00
Leverage ratio	7.05 to 1.00	Not greater than: 8.00 to 1.00	Not greater than: 8.25 to 1.00	Not greater than: 8.50 to 1.00
Senior leverage ratio	1.28 to 1.00	Not greater than: 2.50 to 1.00	Not greater than: 2.50 to 1.00	Not greater than: 2.50 to 1.00

     In January 2006, we entered into an Amendment to increase the maximum leverage covenant to 8.00 to 1.00 for fiscal 2006 and increase the interest rate on the credit-linked facility as discussed above. We were in compliance with our covenants as of May 31, 2006.
     In June 2006, we entered into a supplemental indenture for the 9 1/2% Notes to amend the indenture dated August 11, 2003, as amended October 2004, to permit us to incur additional indebtedness under our Senior Credit Facility.
     Additionally in June 2006, we amended our Senior Credit Facility and replaced the existing $98.5 million credit-linked facility, consisting of $44.2 million letter of credit subfacility and a $54.3 million term loan subfacility, with a new $154.5 million credit-linked facility. The new credit-linked facility consists of an $80 million letter of credit subfacility and a $74.5 million term loan subfacility on terms and conditions substantially similar to the existing facility. The $26.2 million of outstanding letters of credit issued under the Revolver as of May 31, 2006 will be moved to the new credit-linked facility during the fiscal quarter ending August 31, 2006, resulting in expected full availability of the $80 million Revolver. Term loan proceeds of $19.8 million were used to collateralize the 5 3/4% Notes maturing in April 2007, and to the extent the 5 3/4% Notes convert prior to maturity, will be used to repay term loans. The senior lenders also modified the maximum leverage covenant to 8.25 and 8.50 for third and fourth quarters of fiscal 2006, respectively, as well as to 8.50, 8.00, 7.50, and 7.00 for the four quarters of fiscal 2007, respectively. We may incur charges of up to $1.2 million related to the amendment in the third quarter of fiscal 2006.
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
     We believe that our existing cash and cash equivalents and existing credit facilities will provide sufficient funds to meet our operating plan for the next twelve months. The operating plan for this period provides for full operation of our businesses, and interest and principal payments on our debt. We estimate an additional $2 million — $3 million will be paid by us during the remainder of fiscal 2006 related to the sale of the Fine Chemicals business. In addition, as the result of the recent settlement of the Sacramento toxic tort cases, we will be required to make payments of $25 million, with the first payment of $14 million paid in June 2006, the second payment of $7.5 million due in January 2007, and the final payment of $3.5 million due in January 2008, which is partially recoverable under government contracts. We received $17.6 million of tax refunds in June 2006 related to fiscal 2005 net operating losses.
     We may also access capital markets to raise debt or equity financing to fund required debt payments and for acquisitions that make both strategic and economic sense. The timing, terms, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing.
     Major factors that could adversely impact our forecasted operating cash and our financial condition are described in the “Risk Factors.” In addition, our liquidity and financial condition will continue to be affected by changes in prevailing interest rates on the portion of our debt that bears interest at variable interest rates.
Forward-Looking Statements
     Certain information contained in this report should be considered “forward-looking statements” as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans, and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words “believe,” “estimate,” “anticipate,” “plan” and “expect,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions, and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation costs, and anticipated costs of capital. A variety of factors could cause our actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Some important risk factors that could cause our actual results or outcomes to differ from those expressed in the forward-looking statements are described in the section “Risk Factors” in Item 1 in the

Annual Report of GenCorp to the U.S. Securities and Exchange Commission (the SEC) on Form 10-K for the fiscal year ended November 30, 2005 and include, but are not limited to, the following:
•	cancellation or material modification of one or more significant contracts;

•	future reductions or changes in U.S. government spending;

•	failure to comply with regulations applicable to contracts with the U.S. government;

•	product failures, schedule delays or other problems with existing or new products and systems or cost-overruns on the Company’s fixed-price contracts;

•	significant competition and the Company’s inability to adapt to rapid technological changes;

•	the release or explosion of dangerous materials used in the Company’s businesses;

•	the results of significant litigation, including the unfair labor claims brought by former employees of the Company’s Snappon SA subsidiary in France;

•	disruptions in the supply of key raw materials and difficulties in the supplier qualification process, as well as increases in the prices of raw materials;

•	reduction in airbag propellant volume;

•	a strike or other work stoppage or the Company’s inability to renew collective bargaining agreements on favorable terms;

•	the loss of key employees and shortage of available skilled employees to achieve anticipated growth;

•	environmental claims related to the Company’s current and former businesses and operations;

•	the possibility that the environmental and other government regulations that impact the Company become more stringent or subject the Company to material liability in excess of its established reserves;

•	requirements to provide guarantees and/or letters of credit to financially assure the Company’s environmental obligations;

•	changes in economic and other conditions in the Sacramento metropolitan area, California real estate market or changes in interest rates affecting real estate values in that market;

•	the Company’s limited experience in real estate activities and the ability to execute its real estate business plan, including the Company’s ability to obtain all necessary zoning, land use, and environmental approvals;

•	the cost of servicing the Company’s debt and compliance with financial and other covenants;

•	effects of changes in discount rates and returns on plan assets of defined benefit pension plans could require the Company to increase its shareholders’ deficit;

•	fluctuations in sales levels causing the Company’s quarterly operating results to fluctuate;

•	additional costs related to the Company’s recent divestitures;

•	costs and time commitment related to acquisition activities;

•	potential changes in accounting and legislation related to defined benefit pension plans;

•	inability to effectively and efficiently implement the necessary initiatives to eliminate the material weakness we reported in our internal controls over financial reporting as of November 30, 2005; and ·

•	those risks detailed from time to time in the Company’s reports filed with the SEC.
This list of factors that may affect future performance and the accuracy of forward-looking statements are illustrative, but by no means exhaustive. These and other factors are described in more detail in our Annual Report on Form 10-K for the year ended November 30, 2005 and our subsequent filings with the SEC. Additional risk factors may be described from time to time in our future filings with the SEC. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results and may be beyond our control.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes to our disclosures related to certain market risks as reported under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s Annual Report on Form 10-K for the year ended November 30, 2005, except as noted below.
Interest Rate Risk
     We are exposed to market risk principally due to changes in domestic interest rates. Debt with interest rate risk includes borrowings under our credit facilities. Other than pension assets, we do not have any significant exposure to interest rate risk related to our investments.
     We have used interest rate swaps and a combination of fixed and variable rate debt to reduce our exposure to interest rate risk. As of May 31, 2006, our debt totaled $443.0 million: $388.7 million, or 88% was at an average fixed rate of 4.81%; and $54.3 million or 12% was at a variable rate of 8.48%.
     The estimated fair value of our total debt was $486.5 million as of May 31, 2006 compared to a carrying value of $443.0 million. The fair value of the convertible subordinated notes and the senior subordinated notes was determined based on quoted market prices as of May 31, 2006. The fair value of the remaining debt was determined to approximate carrying value as the interest rates are generally variable based on market interest rates and reflect current market rates available to us.
Item 4. Controls and Procedures
     Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of May 31, 2006, the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of May 31, 2006 that our disclosure controls and procedures were effective at the reasonable assurance level such that the information relating to us and our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (SEC) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     During the first half of fiscal 2006, we have and will continue to implement changes to our processes to improve our internal controls over financial reporting. The following steps have been, and will be, taken to remediate the conditions leading to the material weakness described within our Annual Report on Form 10-K for the fiscal year ended November 30, 2005:
•	Examination and modification, if necessary, of existing policies and procedures to identify areas where more explicit guidance is required to more clearly define roles and responsibilities for personnel with respect to the identification, escalation, and review by appropriate finance and accounting personnel of complex, non-routine transactions in a timely manner.

•	Reassess existing processes to identify areas where related polices should be clarified with respect to the degree and extent of procedures and communication performed by key finance and accounting personnel in their review of accounting for complex, non-routine transactions.
     We hired a Vice President, Corporate Controller during the first quarter of fiscal 2006, have hired and are in the process of hiring, additional finance and accounting personnel to improve our internal controls. Finally, as part of our ongoing monitoring efforts of the

Company’s internal control environment, we have and will continue to report the progress and status of the above remediation actions to the Audit Committee throughout the year.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Except as disclosed in Note 10 in Notes to Unaudited Condensed Consolidated Financial Statements, which is incorporated herein by reference, there have been no significant developments in the pending legal proceedings as previously reported in the Annual Report of GenCorp Inc. to the SEC on Form 10-K for the year ended November 30, 2005. Reference is made to Part 1 Item 3, Legal Proceedings in our Annual Report on Form 10-K for the year ended November 30, 2005.
     Vinyl Chloride Cases. The following table sets forth information related to our historical product liability costs associated with our vinyl chloride litigation cases.

	Six Months	Year	Year
	Ended	Ended,	Ended
	May 31,	Nov. 30,	Nov. 30,
	2006	2005	2004
	(dollars in thousands)
Claims filed	1	4	14
Claims dismissed	1	9	8
Claims settled	1	9	1
Claims pending	9	10	24
Aggregate settlement costs	$50	$18	$425
Average settlement costs	$50	$2	$425
     Legal and administrative fees for the vinyl chloride cases for the first half of fiscal 2006 were $0.2 million. Legal and administrative fees for the vinyl chloride cases for fiscal 2005 and fiscal 2004 were $0.4 million for each period.
     Asbestos Cases. The following table sets forth information related to our historical product liability costs associated with our asbestos litigation cases.

	Six Months	Year	Year
	Ended	Ended,	Ended
	May 31,	Nov. 30,	Nov. 30,
	2006	2005	2004
	(dollars in thousands)
Claims filed	33	149 *	63
Claims dismissed	32	65	27
Claims settled	3	2	8 **
Claims pending	150	152	70
Aggregate settlement costs	$37	$50	$3,073 **
Average settlement costs	$12	$25	$384 **

*	Includes 30 cases tendered to the Company by PCC Flow Technologies, Inc. and its affiliates (PCC). PCC had originally tendered 57 cases to the Company, but 27 of such cases were dismissed prior to the Company’s and PCC’s May 31, 2005 settlement agreement.

**	The number of claims settled and the aggregate settlement costs and average settlement costs for fiscal 2004 include the Goede et al. v. Chesterton Inc. et al. matter in which there was a judgment of approximately $5 million against Aerojet, which was reduced to approximately $2 million after setoff based on plaintiffs’ settlements with other defendants. The total amount paid, including interest accruing from the date of judgment, was $2 million.
     Legal and administrative fees for the asbestos cases for the first half of fiscal 2006 were $0.3 million. Legal and administrative fees for the asbestos cases for fiscal 2005 and fiscal 2004 were $0.5 million and $1.0 million, respectively.

Item 1A. Risk Factors.
     There have been no material changes from our risk factors as previously reported in our Annual Report to the SEC on Form 10-K for the year ended November 30, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting of Shareholders on March 31, 2006. The shareholders voted on the following:
1.	Election of three Class III Directors of the Company for a term expiring in 2009;

2.	Ratification of the appointment of PricewaterhouseCoopers LLP as the company’s independent auditors for fiscal 2006; and

3.	Shareholder proposal relating to declassification of the Company’s Board of Directors
     Election of Directors. The following persons were elected as Class III Directors at the Annual Meeting for a term of three years.

Nominees Elected	For	Withheld
David A. Lorber	23,706,082	2,577,251
Todd R. Snyder	23,115,612	2,709,389
Robert C. Woods	29,854,143	92,762
     The other nominees for election as Class III Directors at the Annual Meeting, who were not elected, were as follows:

Nominees Not Elected	For	Withheld
R. Franklin Balotti	21,924,002	1,479,499
J. Gary Cooper	16,737,299	3,669,235
Steven G. Rothmeier	15,036,595	5,344,130
The following persons are the Class I and Class II Directors whose terms of office continued after the Annual Meeting: J. Robert Anderson, Charles F. Bolden Jr., and Terry L. Hall (each a Class I Director, expiring in 2007) and James J. Didion, James M. Osterhoff, Timothy A. Wicks, and Sheila E. Widnall (each a Class II Director, with terms expiring in 2008).
     Ratification of Auditor Appointment. The proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditor for fiscal 2006 was approved by the following vote:

For	Against	Abstain
46,261,212	175,790	227,058
     Shareholder Proposal. The nonbinding shareholder proposal requesting that the Company’s Board take the necessary steps to declassify the Board so that all Directors are elected on an annual basis was approved by the following vote:

For	Against	Abstain
36,639,282	9,578,606	446,133

Item 5. Other Information
     None.
Item 6. Exhibits
     A) Exhibits

No.	Description
10.1†
Form of Director and Officer Indemnification Agreement was filed as Exhibit 10.1 to GenCorp, Inc.’s Current Report on Form 8-K filed on May 23, 2006 (File No. 1-1520), and is incorporated herein by reference.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

32.1*
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a —14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.

*	Filed herewith. All other exhibits have been previously filed.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GenCorp Inc.
Date: July 7, 2006	By:	/s/ Yasmin R. Seyal
Yasmin R. Seyal
Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: July 7, 2006	By:	/s/ Terry L. Hall
Terry L. Hall
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: July 7, 2006	By:	/s/ R. Leon Blackburn
R. Leon Blackburn
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.