Form 10-Q
period 2006-08-31
GENCORP INC
filed 2006-10-06
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: August 31, 2006
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
(Mailing Address)
Registrant’s telephone number, including area code (916) 355-4000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of September 30, 2006, there were 55.7 million outstanding shares of our Common Stock, $0.10 par value.

GenCorp Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended August 31, 2006

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
GenCorp Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended August 31,		Nine months ended August 31,
	2006	2005	2006	2005
	(in millions, except per share amounts)
Net Sales	$158.3	$133.6	$453.9	$417.6
Costs and Expenses
Cost of products sold	145.4	119.2	418.3	379.8
Selling, general and administrative	6.1	6.9	21.8	22.7
Depreciation and amortization	6.9	6.7	20.0	21.2
Other expense (income), net	8.3	(0.1)	9.2	(0.6)
Interest expense	7.2	6.0	19.9	18.9
Unusual items:
Loss on repayment of debt	—	—	—	18.1
Unrecoverable portion of legal settlements	—	—	8.5	2.0

Loss from continuing operations before income taxes and cumulative effect of a change in accounting principle	(15.6)	(5.1)	(43.8)	(44.5)
Income tax benefit	(1.0)	(0.7)	(4.5)	(13.6)

Loss from continuing operations before cumulative effect of a change in accounting principle	(14.6)	(4.4)	(39.3)	(30.9)
Income (loss) from discontinued operations, net of income taxes	1.5	(24.5)	3.7	(24.4)

Loss before cumulative effect of a change in accounting principle	(13.1)	(28.9)	(35.6)	(55.3)
Cumulative effect of a change in accounting principle, net of income taxes	—	—	(0.7)	—

Net loss	$(13.1)	$(28.9)	$(36.3)	$(55.3)

Loss Per Share of Common Stock
Basic and Diluted:
Loss per share from continuing operations before cumulative effect of a change in accounting principle	$(0.26)	$(0.08)	$(0.71)	$(0.57)
Income (loss) per share from discontinued operations	0.02	(0.45)	0.06	(0.45)
Loss per share from cumulative effect of a change in accounting principle	—	—	(0.01)	—

Net loss per share	$(0.24)	$(0.53)	$(0.66)	$(1.02)

Weighted average shares of common stock outstanding	55.6	54.7	55.3	54.5

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	August 31,	November 30,
	2006	2005
	(In millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$65.4	$91.7
Restricted cash	19.8	—
Accounts receivable	57.6	82.1
Inventories	63.3	57.1
Recoverable from the U.S. government and other third parties for environmental remediation costs	31.1	24.6
Prepaid expenses and other	27.7	24.7
Assets of discontinued operations	1.4	1.3

Total Current Assets	266.3	281.5
Noncurrent Assets
Property, plant and equipment, net	132.3	140.0
Recoverable from the U.S. government and other third parties for environmental remediation costs	181.2	171.4
Prepaid pension asset	200.8	233.2
Goodwill	102.0	102.0
Intangible assets	25.6	26.8
Other noncurrent assets, net	108.4	102.5

Total Noncurrent Assets	750.3	775.9

Total Assets	$1,016.6	$1,057.4

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings and current portion of long-term debt	$21.3	$1.4
Accounts payable	22.8	57.1
Reserves for environmental remediation costs	51.7	51.7
Income taxes payable	11.3	5.9
Postretirement medical and life benefits	11.8	11.9
Advanced payments on contracts	55.5	44.8
Other current liabilities	92.8	97.7
Liabilities of discontinued operations	1.8	1.9

Total Current Liabilities	269.0	272.4
Noncurrent Liabilities
Convertible subordinated notes	271.4	291.2
Senior subordinated notes	97.5	97.5
Other long-term debt, net of current portion	72.6	53.8
Reserves for environmental remediation costs	226.5	216.3
Postretirement medical and life benefits	127.9	137.9
Other noncurrent liabilities	49.6	61.0

Total Noncurrent Liabilities	845.5	857.7

Total Liabilities	1,114.5	1,130.1
Commitments and Contingencies (Note 10)
Shareholders’ Deficit
Preference stock, par value of $1.00; 15 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150 million shares authorized; 55.9 million shares issued, 55.6 million outstanding as of August 31, 2006; 55.6 million shares issued, 55.0 million shares outstanding as of November 30, 2005	5.6	5.5
Other capital	192.3	181.3
Accumulated deficit	(294.2)	(257.9)
Accumulated other comprehensive loss, net of income taxes	(1.6)	(1.6)

Total Shareholders’ Deficit	(97.9)	(72.7)

Total Liabilities and Shareholders’ Deficit	$1,016.6	$1,057.4

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Statement of Shareholders’ Deficit
(Unaudited)

					Accumulated
					Other	Total
	Common Stock		Other	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit
			(In millions, except share amounts)
November 30, 2005	54,962,624	$5.5	$181.3	$(257.9)	$(1.6)	$(72.7)
Net loss	—	—	—	(36.3)	—	(36.3)
Shares issued under stock option and equity incentive plans, net of income taxes	678,222	0.1	11.0	—	—	11.1

August 31, 2006	55,640,846	$5.6	$192.3	$(294.2)	$(1.6)	$(97.9)

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	August 31,	August 31,
	2006	2005
	(in millions)
		(Revised)
Operating Activities
Net loss	$(36.3)	$(55.3)
(Income) loss from discontinued operations, net of income taxes	(3.7)	24.4
Cumulative effect of a change in accounting principle, net of income taxes	0.7	—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20.0	21.2
Stock compensation and savings plan expense	7.7	8.7
Loss on repayment of debt	0.2	18.1
Changes in assets and liabilities:
Accounts receivable	24.5	(18.9)
Inventories	(6.2)	(34.5)
Prepaid expenses and other	(11.7)	(5.4)
Other noncurrent assets	16.5	54.6
Accounts payable	(32.7)	(21.5)
Income taxes payable	19.1	(7.7)
Postretirement medical and life benefits	(10.1)	(9.3)
Advanced payments on contracts	10.7	5.6
Other current liabilities	(3.8)	(0.9)
Other noncurrent liabilities	(1.3)	(37.7)

Net cash used in continuing operations	(6.4)	(58.6)
Net cash used in discontinued operations	(11.6)	(6.3)

Net Cash Used in Operating Activities	(18.0)	(64.9)
Investing Activities
Capital expenditures	(9.0)	(9.5)
Restricted cash	(19.8)	201.3
Investing activities of discontinued operations	—	(27.7)

Net Cash (Used In) Provided by Investing Activities	(28.8)	164.1
Financing Activities
Proceeds from issuance of convertible notes	—	66.4
Repayment of convertible and senior subordinated notes	—	(121.6)
Net proceeds of short-term debt	0.1	—
Proceeds from the issuance of other long-term debt	73.0	25.1
Borrowing on revolving credit facility	—	10.4
Repayments of other long-term debt	(54.1)	(142.6)
Debt issuance costs	(2.1)	(6.0)
Tax benefit on equity based compensation	0.6	—
Proceeds from shares issued under stock option and equity incentive plans	3.0	4.3

Net Cash Provided by (Used in) Financing Activities	20.5	(164.0)

Net Decrease in Cash and Cash Equivalents	(26.3)	(64.8)
Cash and Cash Equivalents at Beginning of Period	91.7	67.9

Cash and Cash Equivalents at End of Period	$65.4	$3.1

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Basis of Presentation and Nature of Operations
     GenCorp Inc. (GenCorp or the Company) has prepared the accompanying Unaudited Condensed Consolidated Financial Statements, including its accounts and the accounts of its wholly owned and majority-owned subsidiaries, in accordance with the instructions to Form 10-Q and therefore do not include all of the information and notes required by accounting principles generally accepted in the United States of America (GAAP). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2005, as filed with the Securities and Exchange Commission (SEC). Certain reclassifications have been made to financial information for prior year to conform to the current year’s presentation.
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
     The Company revised its Condensed Consolidated Statement of Cash Flows for the first nine months of fiscal 2005 to reconcile the net loss to net cash used in operating activities. Previously, the Company reconciled the loss from continuing operations to net cash used in operating activities.
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
     During the third quarter of fiscal 2006, the Company classified its Turbo product line as a discontinued operation as a result of the Company’s plans to sell the product line. The Turbo product line involves the repair, overhaul, and manufacture of spare components for air driven generators, ram air turbines, target towing systems, and miscellaneous aircraft components including ice detectors and air inlet controllers. Accordingly, the Turbo product line is classified as discontinued operations in these Unaudited Condensed Consolidated Financial Statements and Notes to Unaudited Condensed Consolidated Financial Statements. Additionally, the Company completed the sale of its Fine Chemicals business on November 30, 2005, which is classified as discontinued operations in these Unaudited Condensed Consolidated Financial Statements and Notes to Unaudited Condensed Consolidated Financial Statements. In addition, the liabilities remaining related to the GDX Automotive operations after the sale to Cerberus Capital Management, L.P. on August 31, 2004 are classified as discontinued operations in these Unaudited Condensed Consolidated Financial Statements and Notes to Unaudited Condensed Consolidated Financial Statements. See Note 14 for additional information.
     A detailed description of the Company’s significant accounting policies can be found in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended November 30, 2005.
     As of December 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, (SFAS 123(R)), which requires companies to recognize in the statement of operations the grant-date fair value of stock awards issued to employees and directors. The Company adopted SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R) (see Note 3).
     In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This interpretation is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its financial position and results of operations which the Company will adopt in the fourth quarter of fiscal 2006.
     In July 2006, FASB issued Interpretation No. 48 (FIN 48) Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarified the accounting for income tax by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not determined the effect, if any, the adoption of FIN 48 will have on its results of operations or financial position.
     In September 2006, FASB issued Statement No. 158 (SFAS 158) Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income, which is effective for the Company as of November 30, 2007. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, with limited exceptions, which is effective for the Company as of November 30, 2009. The Company is currently evaluating the impact the adoption of SFAS 158 will have on its results of operations and financial position.
2. Loss Per Share of Common Stock
     A reconciliation of the numerator and denominator used to calculate basic and diluted loss per share of common stock (EPS) is presented in the following table:

	Three months ended August 31,		Nine months ended August 31,
	2006	2005	2006	2005
	(in millions, except per share amounts; shares in thousands)
Numerator for Basic and Diluted EPS:
Loss from continuing operations before cumulative effect of a change in accounting principle	$(14.6)	$(4.4)	$(39.3)	$(30.9)
Income (loss) from discontinued operations, net of income taxes	1.5	(24.5)	3.7	(24.4)
Cumulative effect of a change in accounting principle, net of income taxes	—	—	(0.7)	—

Net loss available to common shareholders	$(13.1)	$(28.9)	$(36.3)	$(55.3)

Denominator for Basic and Diluted EPS:
Weighted average shares of common stock outstanding	55,552	54,738	55,333	54,474

Basic and Diluted:
Loss per share from continuing operations before cumulative effect of a change in accounting principle	$(0.26)	$(0.08)	$(0.71)	$(0.57)
Income (loss) per share from discontinued operations	0.02	(0.45)	0.06	(0.45)
Loss per share from cumulative effect of a change in accounting principle	—	—	(0.01)	—

Net loss per share	$(0.24)	$(0.53)	$(0.66)	$(1.02)

     The following were not included in the computation of diluted loss per share for the third quarter and first nine months of fiscal 2006 and fiscal 2005 because these would be antidilutive for the periods:

Description	Conversion Rate
5 3/4% Convertible Subordinated Notes	54.29 shares per $1,000 outstanding
4% Contingent Convertible Subordinated Notes	64.81 Shares per $1,000 outstanding
2 1/4% Convertible Subordinated Debentures	50.00 Shares per $1,000 outstanding
     Potentially dilutive securities that are not included in the diluted EPS calculation for the three and nine months ended August 31, 2006 and the nine months ended August 31, 2005, because they would be antidilutive, also include 1.7 million and 2.0 million employee stock options as of August 31, 2006 and 2005, respectively.
3. Stock Based Compensation
     On December 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options, restricted stock, and stock appreciation rights (SARS) based on estimated fair values. The Company adopted SFAS 123(R) using the modified prospective transition method, which requires application of the accounting standard as of December 1, 2005, the first day of fiscal 2006. The Unaudited Condensed Consolidated Financial Statements as of and for the three and nine months ended August 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Therefore, the results for the third quarter and first nine months of fiscal 2006 are not directly comparable to the same periods in the prior year.
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
     The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to awards granted under the Company’s stock-based compensation plans prior to the adoption of this standard:

	Three months	Nine months
	ended	ended
	August 31,	August 31,
	2005	2005
	(in millions, except per share amounts)
Net loss, as reported	$(28.9)	$(55.3)
Add: Stock based compensation expense reported, net of related tax effects	0.7	2.9
Deduct: Stock based compensation expense determined under fair value based method for all awards, net of related tax effects	(1.0)	(3.8)

Net loss, pro forma	$(29.2)	$(56.2)

As reported
Basic and diluted net loss per share	$(0.53)	$(1.02)

Pro forma
Basic and diluted net loss per share	$(0.53)	$(1.03)

Adoption of SFAS 123(R)
     The following table details the impact of adopting SFAS 123(R) during fiscal 2006:

	Three months	Nine months
	ended	ended
	August 31,	August 31,
	2006	2006
	(in millions, except per share amounts)
Effect on loss from continuing operations before cumulative effect of change in accounting principle	$0.4	$(0.4)
Cumulative effect of change in accounting principle, net of income taxes	—	(0.7)

Net loss	$0.4	$(1.1)

Effect on basic and diluted net loss per share	$0.01	$(0.02)

     Total stock-based compensation expense by type of award for the third quarter and first nine months of fiscal 2006 was as follows:

	Three months	Nine months
	ended	ended
	August 31,	August 31,
	2006	2006
	(in millions, except per share amounts)
Stock appreciation rights	$(0.4)	$1.0
Restricted stock, service based	0.1	0.3
Restricted stock, performance based	0.5	0.7
Stock options	—	0.1

Total stock-based compensation expense	$0.2	$2.1
Tax effect on stock-based compensation expense	—	—

Net effect on stock-based compensation expense	$0.2	$2.1

Effect on basic and diluted net loss per share	$—	$(0.04)

     As of August 31, 2006, the Company had 150.0 million authorized shares of common stock, par value $0.10 per share, of which 55.9 million shares were issued, 55.6 million shares were outstanding, and 21.7 million shares were reserved for future issuance for discretionary payments of the Company’s portion of retirement savings plan contributions, exercise of stock options (ten year contractual life) and restricted stock (no maximum contractual life), payment of awards under stock-based compensation plans, and conversion of the Company’s Notes.
     Stock Appreciation Rights: As of August 31, 2006, a total of 509,810 SARS were outstanding under the 1999 Equity and Performance Incentive Plan (1999 Plan). The SARS granted to key employees are generally exercisable in one-third increments at one year, two years, and three years from the date of grant and have a ten year contractual life. The SARS granted to directors of the Company typically vest over a one year service period (half after six months and half after one year) and have a ten year contractual life. These awards are similar to the Company’s employee stock options, but are settled in cash rather than in shares of common stock and are classified as liability awards. Under APB 25, compensation cost for these awards was recognized based on the intrinsic value method. The Company did not incur any significant compensation charges related to the SARS during fiscal 2005. Under the provisions of SFAS 123 (R), compensation cost for these awards is determined using a fair-value method and remeasured at each reporting date until the date of settlement. Stock-based compensation expense recognized for the third quarter and first nine months of fiscal 2006 is based on SARS ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.
     As of August 31, 2006, there was $1.7 million of total stock-based compensation related to nonvested SARS. That cost is expected to be recognized over an estimated weighted-average amortization period of 22 months. The intrinsic value of the SARS exercisable and outstanding at August 31, 2006 was zero. The weighted average grant date fair value for SARS granted in the third quarter and first nine months of fiscal 2005 was $10.90 and $8.80, respectively.

     A summary of the Company’s SARS activity and related information for the first nine months of fiscal 2006 is as follows:

		Weighted
		Average
	SARS	Grant Date
	(000s)	Fair Value
Outstanding at November 30, 2005	269	$8.81
Granted	285	11.34
Forfeited/canceled	(2)	7.67

Outstanding at February 28, 2006	552	10.26
Forfeited/canceled	(15)	11.97

Outstanding at May 31, 2006	537	8.78
Granted	15	8.18
Forfeited/canceled	(42)	4.06

Outstanding at August 31, 2006	510	5.29

Exercisable at November 30, 2005	9	11.89
Vested during the first quarter of fiscal 2006	49	9.88
Vested during the second quarter of fiscal 2006	64	3.28
Vested during the third quarter of fiscal 2006	15	7.34

Exercisable at August 31, 2006	137	$6.16

     Restricted Stock, service based: As of August 31, 2006, a total of 89,000 shares of service based restricted stock was outstanding which vest based on years of service under the 1999 Plan. Restricted shares are granted to key employees and directors of the Company. The fair value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of award and is being amortized on a straight line basis over the service period. Stock-based compensation expense recognized for the first nine months of fiscal 2006 is based on service based restricted stock ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.
     As of August 31, 2006, there was $1.0 million of total stock-based compensation related to nonvested service based restricted stock. That cost is expected to be recognized over an estimated weighted-average amortization period of 26 months. The intrinsic value of the service based restricted stock outstanding at August 31, 2006 was $1.2 million. Additionally, the intrinsic value of the service based restricted stock vested during the first nine months of fiscal 2006 and fiscal 2005 was $1.5 million and $1.9 million, respectively. The weighted average grant date fair value for restricted stock granted in the third quarter and first nine months of fiscal 2005 was $19.63 and $18.71, respectively.
     A summary of the Company’s service based restricted stock activity, and related information for the first nine months of fiscal 2006 is as follows:

	Service
	Based	Weighted
	Restricted	Average
	Stock	Grant Date
	(000s)	Fair Value
Outstanding at November 30, 2005	139	$14.73
Granted	30	19.40
Exercised/vested	(6)	7.73
Forfeited/canceled	(8)	10.27

Outstanding at February 28, 2006	155	16.25
Granted	6	18.58
Exercised/vested	(69)	9.53
Forfeited/canceled	(2)	17.23

Outstanding at May 31, 2006	90	14.19
Forfeited/canceled	(1)	18.51

Outstanding at August 31, 2006	89	$14.19

     Restricted Stock, performance based: As of August 31, 2006, a total of 191,870 shares of performance based restricted shares were outstanding under the 1999 Plan. The restricted stock primarily vests if the Company meets various operations and earnings targets set by the Organization & Compensation Committee of the Board. The fair value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of award and is being amortized over the estimated service period to achieve the operations and earnings targets. Stock-based compensation expense recognized for the third quarter and first nine months of fiscal 2006 is based on performance based restricted stock ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.
     As of August 31, 2006, there was $2.7 million of total stock-based compensation related to nonvested performance based restricted stock. The underlying performance criteria set by the Organization & Compensation Committee of the Board relate to meeting certain annual earnings and cash flow targets and achieving certain real estate related milestones within specific time frames through the year 2009. Based on the Company’s current projections, approximately $1.1 million of the $2.7 million is not currently expected to vest. The estimated $1.6 million of nonvested performance based stock cost will be recognized over an estimated amortization period of when the performance targets are expected to be met. The intrinsic value of the performance based restricted stock outstanding at August 31, 2006 was $2.6 million. The weighted average grant date fair value for restricted stock granted in the first nine months of fiscal 2005 was $18.61.
     A summary of the Company’s performance based restricted stock activity and related information for the first nine months of fiscal 2006 is as follows:

	Performance
	Based	Weighted
	Restricted	Average
	Stock	Grant Date
	(000s)	Fair Value
Outstanding at November 30, 2005	204	$15.65
Granted	104	19.43
Forfeited/canceled	(111)	10.96

Outstanding at February 28, 2006 and May 31, 2006	197	19.05
Forfeited/canceled	(5)	19.20

Outstanding at August 31, 2006	192	$19.04

     Stock Options: As of August 31, 2006, a total of 1,670,515 stock options were outstanding under the 1999 Plan and the 1997 Stock Option Plan. The Company has not granted stock options to employees or directors since February 2004. Stock-based compensation expense recognized for the third quarter and first nine months of fiscal 2006 included compensation expense for stock options granted prior to, but not yet vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. The intrinsic value of the stock options exercised during the third quarter and first nine months of fiscal 2005 were $0.3 million and $3.3 million, respectively.
     A summary of the Company’s stock option activity and related information for the first nine months of fiscal 2006 is as follows:

			Weighted
		Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(000s)	Price	Life	(in millions)
Outstanding at November 30, 2005	1,915	$11.15
Exercised	(187)	13.45		$1.1
Forfeited/canceled	(2)	10.63

Outstanding at February 28, 2006	1,726	10.89	4.66	14.4
Exercised	(32)	10.76		0.3

Outstanding and Exercisable at May 31, 2006	1,694	10.89	4.44	12.3
Exercised	(23)	9.18		0.1

Outstanding and Exercisable at August 31, 2006	1,671	$10.92	4.20	$4.8

Valuation Assumptions
     The fair value of SARS granted was estimated for the third quarter and first nine months of 2006 using a Black-Scholes Model with the following weighted average assumptions:

	Three months	Nine months
	ended	ended
	August 31,	August 31,
	2006	2006
Expected life (in years)	7.2	7.3
Volatility	43.38%	43.12%
Risk-free interest rate	4.69%	4.83%
Dividend yield	0.00%	0.00%
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
     Expected Volatility: The fair value of stock based payments were valued using the Black-Scholes Model with a volatility factor based on the Company’s historical stock prices. The range of expected volatility used in the Black-Scholes Model was 19% to 47%.
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
     Estimated Pre-vesting Forfeitures: When estimating forfeitures, the Company considers historical termination as well as anticipated retirements.
4. Accounts Receivable

	August 31,	November 30,
	2006	2005
	(in millions)
Receivables under long-term contracts:
Billed	$33.5	$41.4
Unbilled costs and estimated earnings	20.5	36.7
Other receivables	3.6	4.0

Accounts receivable	$57.6	$82.1

     The unbilled receivable amounts as of August 31, 2006 and November 30, 2005 expected to be collected after one year were $2.9 million and $2.7 million, respectively. Such amounts are billed either upon delivery of completed units or settlement of contracts. As of August 31, 2006, amounts for overhead disallowance are reflected in unbilled receivables and primarily represent estimates of overhead costs which may not be successfully negotiated and collected.

5. Inventories

	August 31,	November 30,
	2006	2005
	(in millions)
Raw materials and supplies	$—	$1.9
Work in progress on commercial products	5.3	3.0
Finished goods on commercial products	0.3	0.2
Long-term contracts at average cost	129.0	85.7
Progress payments	(71.3)	(33.7)

Inventories	$63.3	$57.1

6. Property, Plant and Equipment, Net

	August 31,	November 30,
	2006	2005
	(in millions)
Land	$29.3	$29.3
Buildings and improvements	137.7	135.3
Machinery and equipment	349.3	346.5
Construction-in-progress	7.1	10.9

	523.4	522.0
Less: accumulated depreciation	(391.1)	(382.0)

Property, plant and equipment, net	$132.3	$140.0

7. Other Noncurrent Assets, Net

	August 31,	November 30,
	2006	2005
	(in millions)
Note receivable	$25.5	$25.5
Receivable from Northrop Grumman Corporation (see Note 10(c))	31.5	26.4
Real estate held for entitlement and leasing	36.4	32.3
Deferred financing costs	16.8	16.4
Other	23.7	27.4

	133.9	128.0
Less: allowance on note receivable	(25.5)	(25.5)

Other noncurrent assets, net	$108.4	$102.5

     On November 30, 2005, the Company received a $25.5 million unsecured subordinated note receivable from American Pacific Corporation in connection with sale of the Company’s Fine Chemicals business (see Note 14). The Company recorded a full valuation allowance on this note.
8. Other Current Liabilities

	August 31,	November 30,
	2006	2005
	(in millions)
Accrued goods and services	$0.3	$4.8
Contract loss provisions	4.6	10.0
Accrued compensation and employee benefits	35.6	41.1
Interest payable	2.6	5.2
Customer reimbursements of tax recoveries	—	13.0
Other	49.7	23.6

Other current liabilities	$92.8	$97.7

     Customer reimbursements of tax recoveries relate to a unitary tax settlement. Payment of this settlement was made during the second quarter of fiscal 2006.
9. Debt

	August 31,	November 30,
	2006	2005
	(in millions)
Convertible subordinated notes, bearing interest at 5.75% per annum, interest payments due in April and October, maturing in 2007 (5 3/4% Notes)	$19.8	$19.8
Contingent convertible subordinated notes, bearing interest at 4.00% per annum, interest payments due in January and July, maturing in 2024 (4% Notes)	125.0	125.0
Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in 2024 (2 1/4% Debentures)	146.4	146.4

Total convertible subordinated notes	291.2	291.2

Senior subordinated notes, bearing interest at 9.50% per annum, interest payments due in February and August, maturing in 2013 (9 1/2% Notes)	97.5	97.5

Total senior subordinated notes	97.5	97.5

Other debt	—	0.4
Term loan, bearing interest at various rates (rate of 8.65% as of August 31, 2006), payable in quarterly installments of $386,250 plus interest, maturing in 2010	74.1	54.8

Total other debt	74.1	55.2

Total debt	462.8	443.9
Less: Amounts due within one year	(21.3)	(1.4)

Total long-term debt	$441.5	$442.5

     The estimated fair value of the Company’s total debt was $460.9 million as of August 31, 2006 compared to a carrying value of $462.8 million. The fair value of the convertible subordinated notes and the senior subordinated notes was determined based on quoted market prices as of August 31, 2006. The fair value of the remaining debt approximates the carrying value.
     In June 2006, the Company entered into a supplemental indenture for the 9 1/2% Notes to amend the indenture dated August 11, 2003, as amended October 2004, to permit GenCorp to incur additional indebtedness under its Senior Credit Facility.
     In June 2006, the Company amended its Senior Credit Facility and replaced the $98.5 million credit-linked facility as of May 31, 2006, consisting of $44.2 million letter of credit subfacility and a $54.3 million term loan subfacility, with a new $154.5 million credit-linked facility. The new credit-linked facility consists of an $80.0 million letter of credit subfacility and a $74.5 million term loan subfacility on terms and conditions substantially similar to the existing facility. In addition, the senior lenders also modified the maximum covenants.
     Term loan proceeds of $19.8 million were used to collateralize the outstanding principal on the 5 3/4% Notes maturing in April 2007. As such, the cash has been designated as restricted as of August 31, 2006.
     As of August 31, 2006, the borrowing limit under the Revolver was $80.0 million with all of it available. The Company had $74.1 million outstanding under the term loan subfacility and $70.6 million outstanding letters of credit issued under the $80.0 million letter of credit subfacility at August 31, 2006.
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

	Actual Ratios	Required Ratios
Financial Covenant	August 31, 2006	August 31, 2006	November 30, 2006
Interest coverage ratio	2.73 to 1.00	Not less than: 2.00 to 1.00	Not less than: 2.00 to 1.00
Fixed charge coverage ratio	5.77 to 1.00	Not less than: 1.15 to 1.00	Not less than: 1.15 to 1.00
Leverage ratio	6.85 to 1.00	Not greater than: 8.25 to 1.00	Not greater than: 8.50 to 1.00
Senior leverage ratio	0.91 to 1.00	Not greater than: 2.50 to 1.00	Not greater than: 2.50 to 1.00

     The Company was in compliance with its covenants as of August 31, 2006.
10. Commitments and Contingencies
a. Legal Proceedings
     The Company and its subsidiaries are subject to legal proceedings, including litigation in federal and state courts, which arise out of, and are incidental to, the ordinary course of the Company’s on-going and historical businesses. The Company is also subject to governmental investigations by state and federal agencies. The Company cannot predict the outcome of such proceedings with any degree of certainty, and therefore as of August 31, 2006, except as noted below, an estimate of a probable loss or range of loss cannot be made. The Company accounts for litigation losses in accordance with SFAS No. 5, Accounting for Contingencies. Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each quarterly reporting period, as additional information becomes known. Accordingly, the Company is often initially unable to develop a best estimate of loss, and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made, also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected.
Groundwater Cases
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
     In October 2002, Aerojet, along with approximately 65 other individual and corporate defendants, was served with four civil suits filed in the U.S. District Court for the Central District of California that seek recovery of costs allegedly incurred in response to the contamination present at the South El Monte Operable Unit (SEMOU) of the San Gabriel Valley Superfund site. The cases are denominated as follows: The City of Monterey Park v. Aerojet-General Corporation, et al., (CV-02-5909 ABC (RCx)); San Gabriel Basin Water Quality Authority v. Aerojet-General Corporation, et al., (CV-02-4565 ABC (RCx)); San Gabriel Valley Water Company v. Aerojet-General Corporation, et al., (CV-02-6346 ABC (RCx)), and Southern California Water Company v. Aerojet-General Corporation, et al., (CV-02-6340 ABC (RCx)). The cases have been coordinated for ease of administration by the court. The plaintiffs’ claims are based upon allegations of discharges from a former site in the El Monte area, as more fully discussed below under the headings “San Gabriel Valley Basin, California — South El Monte Operable Unit.” The total cost estimate to implement projects under the Unilateral Administrative Order (UAO) prepared by the EPA and the water entities is approximately $90 million. Aerojet investigations do not identify a credible connection between the contaminants identified by the water entities in the SEMOU and those detected at Aerojet’s former facility located in El Monte, California, near the SEMOU (East Flair Drive site). Aerojet has filed third-party complaints against several water entities on the basis that they introduced perchlorate-containing Colorado River water to the basin. Those water entities have filed motions to dismiss Aerojet’s complaints. The motions as well as discovery have been stayed pending efforts to resolve the litigation through mediation.
Olin Case
     In 1993, GenCorp sued Olin Corporation (Olin), the owner and operator of a former chemical manufacturing facility located on land then owned by the Company, seeking a declaratory judgment that the Company was not liable to Olin for remedial costs. In the same case, Olin counterclaimed against GenCorp, alleging that the Company was liable under CERCLA for remediation costs estimated at $70 million due to GenCorp’s contractual relationship with Olin, operational activities and land ownership. The trial court eventually ruled GenCorp liable based on theories of owner and arranger liability under CERCLA, holding the Company 30% liable for past costs (costs incurred prior to January 1, 2000) relating to the Big D site, and 40% liable for another site. The trial court denied as premature Olin’s request for a declaratory judgment that GenCorp was responsible for future costs (costs incurred on or after January 1, 2000) incurred by Olin for remediation at such sites.

     GenCorp appealed the trial court’s decision to the Sixth Circuit Court of Appeals (the Court of Appeals) and Olin appealed the trial court’s denial of Olin’s declaratory judgment claim as to future costs. In 2005, the Court of Appeals denied GenCorp’s appeal and remanded Olin’s claim for declaratory relief as to future costs for a determination by the trial court as to whether the claim was ripe for adjudication.
     In late 2005, the Company paid the full amount of the judgment regarding past costs plus interest to Olin in the amount of approximately $30 million.
     In November 2005, Olin filed a new lawsuit against the Company seeking recovery from the Company of $1 million for certain remediation costs Olin allegedly incurred between January 1, 2000 and December 31, 2004 relating to the sites at issue in the first litigation which was recorded as an unusual charge in the fourth quarter of fiscal 2005. Olin also sought a declaratory judgment that GenCorp was responsible for its share of future costs incurred by Olin. Essentially, Olin was seeking the same relief for the claims in the second lawsuit as it was in its declaratory judgment claim in the first lawsuit.
     In July 2006, the trial court in the first lawsuit granted Olin’s claim for a declaratory relief, holding GenCorp responsible for the same percentage of costs incurred by Olin at the sites at issue from January 1, 2000 going forward. As a result of such ruling, which the Company has appealed to the Court of Appeals, the Company paid Olin approximately $1 million in August 2006, which had been previously accrued for. Additionally, the Company increased its environmental remediation reserve by $1.7 million in the third quarter of fiscal 2006 relating to future costs for such sites.
     The trial court has still not ruled on the Company’s counterclaims against Olin arising from the terms of a 1962 manufacturing agreement with Olin (the 1962 Agreement). Under the 1962 Agreement, Olin had a contractual obligation to insure against environmental and other risks. The Company has alleged that Olin’s failure to protect such insurance payments under these policies precluded Olin from recovery against the Company for these remediation costs. Further, the Company asserted that any failure on Olin’s part to comply with the terms of such insurance policies would result in the Company being entitled to breach of contract remedies resulting in a reduction in any CERCLA liability amounts paid and/or owed to Olin that would have otherwise been recovered from Olin’s insurance carriers (the Reduction Claims).
     The Reduction Claims portion of the case is on hold pending final resolution in New York federal court (the New York Court) in a case involving Olin and its insurance carriers as to whether Olin’s notice to its insurance carriers was or was not timely and as to whether or not there is otherwise insurance coverage for the sites at issue. If Olin prevails in the NY Court action against its excess insurance carriers, it is expected that the Company will ultimately benefit from available insurance proceeds as part of the Company’s Reduction Claims. If Olin does not prevail, the trial court will have to decide whether Olin’s failure to protect its insurance is a breach of the 1962 Agreement.
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
     Asbestos Litigation
     The Company has from time to time been named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products or in manufacturing operations. The majority have been filed in Madison County, Illinois and San Francisco, California. Since 1998, more than 200 of these asbestos lawsuits have been resolved with the majority being dismissed. There were 155 asbestos cases pending as of August 31, 2006.
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
     While remediation is underway at various site locations, Aerojet is conducting feasibility studies to refine technical approaches and costs to remediate the site. The remediation costs are principally for design, construction, enhancement and operation of groundwater and soil treatment facilities, ongoing project management and regulatory oversight. Aerojet submitted its Final Draft Remedial Investigation/Feasibility Study for the Perimeter Groundwater Operable Unit to the EPA and, because of additional sampling requirements, expects that a Final RI/FS will be submitted in early 2007 with a Record of Decision anticipated in the Summer or Fall of 2007. A discussion of Aerojet’s efforts to estimate these costs is contained below under the heading “Environmental Reserves and Estimated Recoveries.”
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
     Aerojet leased the southern portion of the Sacramento site to Douglas Aircraft for rocket assembly and testing from 1957 to 1961 and sold approximately 3,800 acres, including the formerly leased portion, to Douglas Aircraft in 1961. Aerojet reacquired such property known as IRCTS from McDonald Douglas Corporation (MDC), the successor to Douglas Aircraft and now an operating unit of The Boeing Company, in 1984.
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
     In March 2004, the California Office of Environmental Health Hazard Assessment (OEHHA) established a perchlorate Public Health Goal at 6 parts per billion (ppb). The California Department of Health Services immediately established an Action Level for perchlorate at 6 ppb. The previous Action Level was 4 ppb. In early 2005, the National Academy of Sciences (NAS) issued its report on the health effects of perchlorate, which report was designed to help policymakers set both federal and state standards for perchlorate in drinking water. The NAS report suggested a reference dose that translates into approximately 25 ppb. However, in April 2005, OEHHA decided to maintain the Public Health Goal at 6 ppb. On July 14, 2006, the California Department of Heath Services announced its intention to establish a Maximum Contaminant Level (MCL) for perchlorate of 6 ppb. After a comment period, a public hearing is expected to be held prior to the end of 2006, after which time, the State is expected to set the MCL.
     San Gabriel Valley Basin, California
     Baldwin Park Operable Unit
     Aerojet, through its former Azusa, California operations, was previously named by the EPA as a Potentially Responsible Party (PRP) for contamination in the portion of the San Gabriel Valley Superfund Site known as the Baldwin Park Operable Unit (BPOU).

     Between January 1995 and January 1997, the EPA issued Special Notice Letters to Aerojet and eighteen other companies requesting that they implement a groundwater remedy. Subsequently, perchlorate, NDMA, and 1,4-dioxane were identified as contaminants in the BPOU. On June 30, 2000, the EPA issued a UAO ordering the PRPs to implement a remedy consistent with the Record of Decision (ROD), but encouraging the PRPs to attempt to negotiate an agreement with the local purveyors. Aerojet, along with seven other PRPs (the Cooperating Respondents) signed a Project Agreement in March 2002 with the Water Quality Authority, Watermaster, Valley County Water District, La Puente Valley Water District, San Gabriel Valley Water Company, Suburban Water Systems and California Domestic Water Company (the Water Entities). The Project Agreement, which has a term of 15 years, became effective on May 9, 2002. Pursuant to the Project Agreement, the Cooperating Respondents fund through an escrow account, the capital, operational, maintenance, and administrative costs of certain treatment and water distribution facilities to be owned and operated by the Water Entities. The Project Agreement also settled the past environmental claims of the Water Entities. There are also provisions in the Project Agreement for maintaining financial assurance (in the form of cash or letters of credit). Aerojet and the other Cooperating Respondents have entered into an interim allocation agreement that establishes the interim payment obligations of Aerojet and the remaining Cooperating Respondents for the costs of the Project Agreement. Under the interim allocation, Aerojet is responsible for approximately two-thirds of all project costs, pending completion of any allocation proceeding. All project costs are subject to reallocation among the Cooperating Respondents. Aerojet intends to continue to defend itself vigorously to assure that it is appropriately treated with other PRPs and that costs of any remediation are properly allocated among all PRPs.
     A significant amount of public funding is available to offset project costs. To date, Congress has appropriated approximately $56 million (so called Title 16 or Dreier funds), which is potentially available for payment of project costs. All such funding will require Water Quality Authority (WQA) action to allocate funds to the project, which the WQA is currently considering. Approximately $40 million of the funding has been allocated to the project and additional funds may follow in later years.
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
     South El Monte Operable Unit (SEMOU)
     On December 21, 2000, Aerojet received an order from the Los Angeles RWQCB requiring a work plan for investigation of Aerojet’s former El Monte facility (East Flair Drive Site). On January 22, 2001, Aerojet filed an appeal of the order with the Los Angeles RWQCB asserting selective enforcement. The appeal was held in abeyance pending negotiations with the Los Angeles RWQCB, but due to a two-year limitation on the abeyance period, the appeal was dismissed without prejudice. On February 21, 2001, Aerojet received a General Notice Letter from the EPA Region IX naming Aerojet as a PRP with regard to the SEMOU of the San Gabriel Valley Superfund site. In September 2001, Aerojet submitted a limited work plan to the Los Angeles RWQCB.
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
     The UAO requires implementation of the Interim Record of Decision (IROD). The EPA extended the deadline for compliance with the UAO to allow the PRPs to resolve their liabilities with respect to SEMOU. In return, the EPA required the submission of a Good Faith Offer to implement the IROD. The Company submitted an offer to the EPA that was rejected on May 20, 2004. The EPA alleges that the Company, along with the other UAO recipients, has failed to transmit a Good Faith Offer in compliance with its obligations under the UAO. The Company is working diligently with the EPA and the other PRPs to resolve this matter and insure compliance with the UAO.
     On November 17, 2005, Aerojet notified the Los Angeles RWQCB and EPA that a former Aerojet division at the site was involved in research and development at the site that included the use of 1,4-dioxane. This former division was divested in 1975, but it continued to operate at the former El Monte facility. Aerojet’s investigation is continuing.
     Aerojet has been served with civil suits filed in the U.S. District Court for the Central District of California by four public and private water companies. The suits seek recovery of costs allegedly incurred in response to the contamination present in the SEMOU. Plaintiffs allege that groundwater in the SEMOU is contaminated with chlorinated solvents and ammonium perchlorate that were released into the environment by Aerojet and other parties causing plaintiffs to incur unspecified response costs and other damages. Aerojet’s investigations to date have not identified a credible connection between the contaminants identified by the water entities in the SEMOU and those detected at Aerojet’s former facility located at 9100 and 9200 East Flair Drive, El Monte, California, which lies in or near the SEMOU (see Note 10(a) for additional information).
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

c. Environmental Reserves and Estimated Recoveries
   Reserves
     The Company continually reviews estimated future remediation costs that could be incurred by the Company over the next fifteen years or the contractual term of the estimated remediation. These estimated costs take into consideration the investigative work and analysis of the Company’s engineers and the advice of its legal staff regarding the status and anticipated results of various administrative and legal proceedings. In most cases, only a range of reasonably possible costs can be estimated. In establishing the Company’s reserves, the most probable estimated amount is used when determinable otherwise the minimum is used. The timing of payment for estimated future environmental costs is subject to variability and depends on the timing of regulatory approvals for planned remedies and the construction and completion of the remedies.
     Quarterly, the Company performs a review of estimated future environmental costs which incorporates, but is not limited to the following: (i) status of work completed since the last estimate; (ii) expected cost savings related to the substitution of new remediation technology and to information not available previously; (iii) obligations for reimbursement of regulatory agency service costs; (iv) updated BPOU cost estimates; (v) costs of complying with the Western Groundwater Administrative Order, including replacement water and remediation upgrades at Aerojet’s Sacramento site; (vi) estimated costs related to IRCTS and Aerojet’s Sacramento site; (vii) new information related to the extent and location of previously unidentified contamination; and (viii) additional construction costs. The re-examination of estimated future remediation costs during the third quarter of fiscal 2006 resulted in a net increase in the Company’s environmental reserves of $40.4 million.
     A summary of the Company’s environmental reserve activity is shown below:

	November 30,	2006	2006	August 31,
	2005	Additions, net	Expenditures	2006	Range of Estimated Liability
			(in millions)
Aerojet	$255.6	$43.5	$(32.0)	$267.1	$264.6 to $450.4
Other Sites	12.4	1.6	(2.9)	11.1	10.9 to 29.1

Environmental Reserve	$268.0	$45.1	$(34.9)	$278.2	$275.5 to $479.5

     As of August 31, 2006, the Aerojet reserves include $170.2 million for the Sacramento site, $78.7 million for BPOU, and $18.2 million for other Aerojet sites.
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

     In conjunction with the sale of EIS, Aerojet entered into an agreement with Northrop whereby Aerojet will be reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement. Amounts reimbursed are subject to annual limitations, with excess amounts carrying over to subsequent periods, the total of which will not exceed $190 million over the term of the agreement, which ends in 2028. As of August 31, 2006, $141.5 million in potential future reimbursements were available over the remaining life of the agreement.
     As part of the acquisition of the Atlantic Research Corporation (ARC) propulsion business, Aerojet entered into an agreement with ARC pursuant to which Aerojet is responsible for up to $20 million, of which $17 million remains as of August 31, 2006, of costs (Pre-Close Environmental Costs) associated with environmental issues that arose prior to Aerojet’s acquisition of the ARC propulsion business. Pursuant to a separate agreement with the U.S. government which was entered into prior to closing of the ARC acquisition, these Pre-Close Environmental Costs will be treated as allowable overhead costs combined with Aerojet’s environmental costs under the Global Settlement, and will be recovered through the establishment of prices for Aerojet’s products and services sold to the U.S. government. These costs were allocated to all Aerojet operations (including the previously excluded Redmond, Washington operations) beginning in fiscal 2005.
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
     In conjunction with the Company’s review of environmental reserves discussed above, the Company revised its estimate of costs that will be recovered under the Global Settlement based on business expected to be conducted under contracts with the U.S. government and our agencies in the future. As a result, during the three and nine months ended August 31, 2006, the Company increased its environmental reserves by $40.4 million and $45.1 million, respectively, and estimated recoveries by $31.8 million and $35.9 million, respectively. Accordingly, the adjustments to the environmental reserves and estimated recoveries resulted in recorded losses of $8.6 million and $9.2 million during the three and nine months ended August 31, 2006.
11. Arrangements with Off-Balance Sheet Risk
     As of August 31, 2006, obligations required to be disclosed in accordance with FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, consisted of:
     — $70.6 million in outstanding commercial letters of credit expiring in 2007, the majority of which may be renewed, and securing obligations for environmental remediation and insurance coverage.
     — Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to government agencies for environmental remediation activities.
     — Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of its obligations under its Senior Credit Facility and its 9 1/2% Notes.
     In addition to the items discussed above, the Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third-party and other claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets including, for example, claims arising from the operation of the businesses prior to disposition, liability to investigate and remediate environmental contamination existing prior to disposition; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for other claims arising from the Company’s use of the applicable premises; and, (iii) certain agreements with the Company’s officers and directors, under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheets as of August 31, 2006 and November 30, 2005.

Product Warranties
     The Company provides product warranties in conjunction with certain product sales. The majority of the Company’s warranties are a one-year standard warranty for parts, workmanship and compliance with specifications. On occasion, the Company has made commitments beyond the standard warranty obligation. While the Company has contracts with warranty provisions, there is not a history of any significant warranty claims experience. A reserve for warranty exposure is made on a product by product basis when it is both estimable and probable in accordance with SFAS No. 5, Accounting for Contingencies. These costs are included in the program’s estimate at completion (EAC) and are expensed in accordance with the Company’s revenue recognition methodology as allowed under American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance Construction-Type and Certain Production-Type Contracts, for that particular contract.
12. Other Comprehensive Loss, Net of Income Taxes
     The Company’s other comprehensive loss consists of the accumulated effects of foreign currency translation adjustments, changes in the fair value of certain derivative financial instruments, and changes in the minimum funding liability for pension obligations, if any.
     The components of other comprehensive loss, net of income taxes are presented in the following table:

	Three months ended August 31,		Nine months ended August 31,
	2006	2005	2006	2005
	(in millions)
Net loss	$(13.1)	$(28.9)	$(36.3)	$(55.3)
Other comprehensive income, net of income taxes:
Changes in the fair value of derivative financial instruments and other	—	0.3	—	0.5

Total comprehensive loss	$(13.1)	$(28.6)	$(36.3)	$(54.8)

     As of August 31, 2006 and November 30, 2005, the Company had $1.6 million of minimum funding liabilities for pension obligations.
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
Periodic benefit (income) expense
     Components of net periodic benefit (income) expense for continuing operations are as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended
	August 31,	August 31,	August 31,	August 31,
	2006	2005	2006	2005
		(in millions)
Service cost	$4.6	$3.4	$0.1	$0.1
Interest cost on benefit obligation	28.2	28.5	1.4	1.8
Assumed return on plan assets	(34.8)	(33.5)	—	—
Amortization of unrecognized prior service cost	0.5	0.4	(0.9)	(1.0)
Amortization of unrecognized net (gains) losses	13.2	13.8	(1.5)	(1.6)

Net periodic benefit (income) expense	$11.7	$12.6	$(0.9)	$(0.7)

	Pension Benefits		Postretirement Benefits
	Nine months ended
	August 31,	August 31,	August 31,	August 31,
	2006	2005	2006	2005
		(in millions)
Service cost	$13.6	$10.2	$0.3	$0.3
Interest cost on benefit obligation	84.7	85.6	4.3	5.4
Assumed return on plan assets	(104.3)	(100.5)	—	—
Amortization of unrecognized prior service cost	1.7	1.2	(2.7)	(2.9)
Amortization of unrecognized net (gains) losses	39.6	41.4	(4.6)	(4.9)

Net periodic benefit (income) expense	$35.3	$37.9	$(2.7)	$(2.1)

     During the third quarter and first nine months of fiscal 2005, discontinued operations incurred $0.1 million and $0.4 million, respectively, of net periodic expense for pension and other postretirement benefits.
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
14. Discontinued Operations
     During the third quarter of fiscal 2006, the Company classified its Turbo product line as a discontinued operation as a result of its plans to sell the product line. The product line is not core to the Aerospace and Defense segment and requires increased management oversight and costs because of increased competition and investments for on-going maintenance of the product line. As of August 31, 2006, the net assets related to the Turbo product line were $1.3 million. For operating segment reporting, the Turbo product line was previously reported as a part of the Aerospace and Defense Segment.
     During the third quarter of fiscal 2004, the Company classified the Fine Chemicals segment as a discontinued operation as a result of its plans to sell the business. The plan was a result of management’s decision to focus its capital and resources on its Aerospace and Defense and Real Estate operating segments. In July 2005, the Company signed a definitive agreement to sell the Fine Chemicals business to American Pacific Corporation (AMPAC). The purchase price, as revised, consisted of $88.5 million of cash paid at closing, an unsecured subordinated seller note of $25.5 million delivered at closing, a contingent payment of up to $5.0 million if the Fine Chemicals business achieves specified earning targets in the twelve month period ending September 30, 2006, and the assumption by the buyer of certain liabilities. Income will be recorded in the future on the seller note and any contingent payment when realized. During fiscal 2005, the Company recorded a loss of $28.7 million on the difference between the estimated cash proceeds to be received on disposition less the carrying value of net assets being sold and related transaction selling costs. An additional loss of $0.1 million was recorded in the first nine months of fiscal 2006 to reflect the net assets of the Fine Chemicals business and management’s estimate of the proceeds from the sale. The Company closed the transaction on November 30, 2005. For operating segment reporting, the Fine Chemicals business was previously reported as a separate operating segment.

     In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, the Company allocated interest to discontinued operations based on interest on debt that would be required to be repaid using estimated proceeds to be received from the sale of the Fine Chemicals business. This allocation resulted in interest of $0.5 million and $1.1 million in the third quarter and first nine months of fiscal 2005, respectively.
     During fiscal 2004, the Company sold its GDX Automotive (GDX) business to Cerberus Capital Management, L.P. (Cerberus). In June 2006, the Company entered into a Final Settlement & Release Agreement with Cerberus related to the sale of GDX which resulted in a $2.9 million income tax benefit and $2.0 million gain that was recorded during the second quarter of fiscal 2006. The Company also adjusted certain pre-acquisition obligations during the second quarter of fiscal 2006 associated with the Company’s purchase of the Draftex group in December 2000 which resulted in a $1.7 million pre-tax charge. During the third quarter of fiscal 2006, the Company reached a settlement on its pre-acquisition obligations associated with the purchase of the Draftex group which resulted in $1.3 million of pre-tax income.
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
     Summarized financial information for discontinued operations is set forth below:

	Three months ended August 31,		Nine months ended August 31,
	2006	2005	2006	2005
	(in millions)
Net sales	$0.1	$18.7	$0.7	$42.4
Income (loss) before income taxes	1.5	(24.5)	0.9	(24.4)
Income tax benefit	—	—	(2.8)	—
Net income (loss) from discontinued operations	1.5	(24.5)	3.7	(24.4)
     As of August 31, 2006 and November 30, 2005, the components of assets and liabilities of discontinued operations in the consolidated balance sheets are as follows:

	August 31,	November 30,
	2006	2005
	(in millions)
Inventory	$0.4	$0.4
Property, plant and equipment, net	0.2	0.2
Other assets	0.8	0.7

Assets of discontinued operations	$1.4	$1.3

Accounts payable	$0.6	$0.9
Other liabilities	1.2	1.0

Liabilities of discontinued operations	$1.8	$1.9

15. Operating Segments and Related Disclosures
     The Company’s operations are organized into two operating segments based on different products and customer bases: Aerospace and Defense and Real Estate. The Company evaluates its operating segments based on several factors, of which the primary financial measure is segment performance. Segment performance, which is a non-GAAP financial measure, represents net sales from continuing operations less applicable costs, expenses, and provisions for unusual items relating to operations. Segment performance excludes corporate income and expenses, commercial legacy income or expenses, provisions for unusual items not related to the operations, interest expense, cumulative effect of change in accounting principle, and income taxes. The Company believes that segment performance provides information useful to investors in understanding its underlying operational performance. Specifically, the Company believes the exclusion of the items listed above permits an evaluation and a comparison of results for ongoing business operations, and it is on this basis that management internally assesses operational performance.

     Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended August 31,		Nine months ended August 31,
	2006	2005	2006	2005
Lockheed Martin	40%	34%	41%	35%
Raytheon	18%	16%	18%	18%
Boeing	10%	*	10%	*

*	Less than 10% of net sales
     Sales during the three and nine months ended August 31, 2006, directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled 88% and 84% of net sales, respectively. Sales during the three and nine months ended August 31, 2005, directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled 83% and 84% of net sales, respectively.
     Selected financial information for each reportable segment is as follows:

	Three months ended August 31,		Nine months ended August 31,
	2006	2005	2006	2005
	(in millions)
Net Sales:
Aerospace and Defense	$156.6	$131.8	$449.0	$412.6
Real Estate	1.7	1.8	4.9	5.0

Total Net Sales	158.3	$133.6	$453.9	$417.6

Segment Performance:
Aerospace and Defense	$13.8	$16.6	$39.3	$42.1
Environmental remediation provision adjustments	(6.9)	(1.4)	(7.5)	(1.9)
Retirement benefit plan expense	(8.7)	(8.5)	(26.1)	(25.7)
Unusual items — unrecoverable portion of legal settlements	—	—	(8.5)	(2.0)

Aerospace and Defense Total	(1.8)	6.7	(2.8)	12.5
Real Estate	0.5	1.1	2.1	2.9

Total Segment Performance – Income (Loss)	$(1.3)	$7.8	$(0.7)	$15.4

Reconciliation of segment performance to loss from continuing operations before income taxes:
Segment performance – income (loss)	$(1.3)	$7.8	$(0.7)	$15.4
Interest expense	(7.2)	(6.0)	(19.9)	(18.9)
Corporate and other expenses	(5.0)	(3.5)	(16.7)	(12.8)
Corporate and other retirement benefit plan expense	(2.1)	(3.4)	(6.5)	(10.1)
Unusual items — loss on repayment of debt	—	—	—	(18.1)

Loss from continuing operations before income taxes and cumulative effect of a change in accounting principle	$(15.6)	$(5.1)	$(43.8)	$(44.5)

	August 31,	November 30,
	2006	2005
	(in millions)
Assets:
Aerospace and Defense	$735.1	$779.8
Real Estate	46.8	42.8

Identifiable assets	781.9	822.6
Discontinued operations	1.4	1.3
Corporate	233.3	233.5

Total assets	$1,016.6	$1,057.4

16. Unusual Items
     Charges associated with unusual items are summarized as follows:

	Nine months ended August 31,
	2006	2005
	(in millions)
Aerospace and Defense:
Unrecoverable portion of legal settlements	$8.5	$2.0

Corporate:
Loss on redemption of 9 1/2% Notes	—	6.7
Loss on repayment of 5 3/4% Notes	—	5.5
Loss on termination of the previous credit facility	—	5.9

	—	18.1

	$8.5	$20.1

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
     In the second quarter of fiscal 2006, Aerojet recorded a charge of $8.5 million related to a $25 million settlement with a group of environmental toxic tort cases that had been pending in Sacramento Superior Court since 1997.
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

Condensed Consolidating Statements of Operations
(Unaudited)

		Guarantor	Non-guarantor
Three Months Ended August 31, 2006 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$158.3	$—	$—	$158.3
Cost of products sold	—	145.4	—	—	145.4
Selling, general and administrative	4.1	2.0	—	—	6.1
Depreciation and amortization	0.6	6.3	—	—	6.9
Interest expense	5.7	1.5	—	—	7.2
Other, net	(0.3)	8.6	—	—	8.3

Loss from continuing operations before income taxes and cumulative effect of a change in accounting principle	(10.1)	(5.5)	—	—	(15.6)
Income tax (benefit) provision	0.3	(1.3)	—	—	(1.0)

Loss from continuing operations before the cumulative effect of a change in accounting principle	(10.4)	(4.2)	—	—	(14.6)
Income from discontinued operations	1.5	—	—	—	1.5

Loss before equity losses of subsidiaries	(8.9)	(4.2)	—	—	(13.1)
Equity losses of subsidiaries	(4.2)	—	—	4.2	—

Net loss	$(13.1)	$(4.2)	$—	$4.2	$(13.1)

		Guarantor	Non-guarantor
Three Months Ended August 31, 2005 (in millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$133.6	$—	$—	$133.6
Cost of products sold	—	119.2	—	—	119.2
Selling, general and administrative	4.5	2.4	—	—	6.9
Depreciation and amortization	0.4	6.3	—	—	6.7
Interest expense	4.7	1.3	—	—	6.0
Other, net	(0.4)	0.3	—	—	(0.1)

Income (loss) from continuing operations before income taxes	(9.2)	4.1	—	—	(5.1)
Income tax (benefit) provision	(14.0)	13.3	—	—	(0.7)

Income (loss) from continuing operations	4.8	(9.2)	—	—	(4.4)
Loss from discontinued operations	(24.4)	(0.1)	—	—	(24.5)

Loss before equity losses of subsidiaries	(19.6)	(9.3)	—	—	(28.9)
Equity losses of subsidiaries	(9.3)	—	—	9.3	—

Net loss	$(28.9)	$(9.3)	$—	$9.3	$(28.9)

		Guarantor	Non-guarantor
Nine Months Ended August 31, 2006 (in millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$453.9	$—	$—	$453.9
Cost of products sold	—	418.3	—	—	418.3
Selling, general and administrative	14.3	7.5	—	—	21.8
Depreciation and amortization	1.6	18.4	—	—	20.0
Interest expense	16.3	3.6	—	—	19.9
Other, net	(1.0)	18.7	—	—	17.7

Loss from continuing operations before income taxes and cumulative effect of a change in accounting principle	(31.2)	(12.6)	—	—	(43.8)
Income tax (benefit) provision	(12.0)	7.5	—	—	(4.5)

Loss from continuing operations before the cumulative effect of a change in accounting principle	(19.2)	(20.1)	—	—	(39.3)
Income (loss) from discontinued operations	3.8	—	(0.1)	—	3.7
Cumulative effect of a change in accounting principle, net of tax	(0.7)	—	—	—	(0.7)

Loss before equity losses of subsidiaries	(16.1)	(20.1)	(0.1)	—	(36.3)
Equity losses of subsidiaries	(20.2)	—	—	20.2	—

Net loss	$(36.3)	$(20.1)	$(0.1)	$20.2	$(36.3)

		Guarantor	Non-guarantor
Nine Months Ended August 31, 2005 (in millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$417.6	$—	$—	$417.6
Cost of products sold	—	379.8	—	—	379.8
Selling, general and administrative	16.0	6.7	—	—	22.7
Depreciation and amortization	1.5	19.7	—	—	21.2
Interest expense	15.7	3.2	—	—	18.9
Other, net	16.8	2.7	—	—	19.5

Income (loss) from continuing operations before income taxes	(50.0)	5.5	—	—	(44.5)
Income tax (benefit) provision	(28.9)	15.3	—	—	(13.6)

Loss from continuing operations	(21.1)	(9.8)	—	—	(30.9)
Loss from discontinued operations	(22.0)	(0.1)	(2.3)	—	(24.4)

Loss before equity losses of subsidiaries	(43.1)	(9.9)	(2.3)	—	(55.3)
Equity losses of subsidiaries	(12.2)	—	—	12.2	—

Net loss	$(55.3)	$(9.9)	$(2.3)	$12.2	$(55.3)

Condensed Consolidating Balance Sheets
(Unaudited)

		Guarantor	Non-guarantor
August 31, 2006 (in millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash, cash equivalents	$70.1	$(5.2)	$0.5	$—	$65.4
Restricted cash	19.8	—	—	—	19.8
Accounts receivable	—	57.6	—	—	57.6
Inventories	—	63.3	—	—	63.3
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	31.1	—	—	31.1
Prepaid expenses and other	8.0	19.7	—	—	27.7
Assets of discontinued operations	0.9	—	0.5	—	1.4

Total current assets	98.8	166.5	1.0	—	266.3
Property, plant and equipment, net	0.4	131.9	—	—	132.3
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	181.2	—	—	181.2
Prepaid pension asset	116.3	84.5	—	—	200.8
Goodwill	—	102.0	—	—	102.0
Intercompany, net	(407.1)	421.1	(14.0)	—	—
Other noncurrent assets and intangibles, net	699.2	115.9	9.8	(690.9)	134.0

Total assets	$507.6	$1,203.1	$(3.2)	$(690.9)	$1,016.6

Short-term borrowings and current portion of long-term debt	$21.3	$—	$—	$—	$21.3
Accounts payable	0.8	22.0	—	—	22.8
Reserves for environmental remediation costs	6.0	45.7	—	—	51.7
Income taxes payable	5.7	5.6	—	—	11.3
Other current liabilities, advanced payments on contracts, and postretirement medical and life benefits	34.8	125.3	—	—	160.1
Liabilities of discontinued operations	—	—	1.8	—	1.8

Total current liabilities	68.6	198.6	1.8	—	269.0
Long-term debt, net of current portion	441.5	—	—	—	441.5
Reserves for environmental remediation costs	5.1	221.4	—	—	226.5
Other noncurrent liabilities	90.3	87.2	—	—	177.5

Total liabilities	605.5	507.2	1.8	—	1,114.5
Commitments and contingencies (Note 10)
Total shareholders’ (deficit) equity	(97.9)	695.9	(5.0)	(690.9)	(97.9)

Total liabilities and shareholders’ (deficit) equity	$507.6	$1,203.1	$(3.2)	$(690.9)	$1,016.6

		Guarantor	Non-guarantor
November 30, 2005 (in millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$99.7	$(8.4)	$0.4	$—	$91.7
Accounts receivable	—	82.1	—	—	82.1
Inventories	—	57.1	—	—	57.1
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	24.6	—	—	24.6
Prepaid expenses and other	3.0	21.7	—	—	24.7
Assets of discontinued operations	(2.4)	1.3	2.4	—	1.3

Total current assets	100.3	178.4	2.8	—	281.5
Property, plant and equipment, net	0.7	139.3	—	—	140.0
Recoverable from the U.S. government and other third parties for environmental remediation costs	—	171.4	—	—	171.4
Prepaid pension asset	111.3	121.9	—	—	233.2
Goodwill	—	102.0	—	—	102.0
Intercompany, net	(386.9)	401.7	(14.8)	—	—
Other noncurrent assets and intangibles, net	709.2	111.6	9.8	(701.3)	129.3

Total assets	$534.6	$1,226.3	$(2.2)	$(701.3)	$1,057.4

Short-term borrowings and current portion of long-term debt	$1.4	$—	$—	$—	$1.4
Accounts payable	7.1	50.0	—	—	57.1
Reserves for environmental remediation cost	4.7	47.0	—	—	51.7
Income taxes payable	13.3	(7.4)	—	—	5.9
Other current liabilities, advanced payments on contracts, and postretirement medical and life benefits	32.8	121.6	—	—	154.4
Liabilities of discontinued operations	—	—	1.9	—	1.9

Total current liabilities	59.3	211.2	1.9	—	272.4
Long-term debt, net of current portion	442.5	—	—	—	442.5
Reserves for environmental remediation costs	7.6	208.7	—	—	216.3
Other noncurrent liabilities	97.9	101.0	—	—	198.9

Total liabilities	607.3	520.9	1.9	—	1,130.1
Commitments and contingencies (Note 10)
Total shareholders’ (deficit) equity	(72.7)	705.4	(4.1)	(701.3)	(72.7)

Total liabilities and shareholders’ (deficit) equity	$534.6	$1,226.3	$(2.2)	$(701.3)	$1,057.4

Condensed Consolidating Statements of Cash Flows
(Unaudited)

		Guarantor	Non-guarantor
Nine Months Ended August 31, 2006 (in millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(33.8)	$15.8	$—	$—	$(18.0)
Cash flows from investing activities:
Other investing activities	(19.8)	—	—	—	(19.8)
Capital expenditures	—	(9.0)	—	—	(9.0)

Net cash used in investing activities	(19.8)	(9.0)	—	—	(28.8)
Cash flows from financing activities:
Net transfers (to) from parent	3.6	(3.6)	—	—	—
Repayments on notes payable and long-term debt, net	16.9	—	—	—	16.9
Other financing activities	3.5	0.1	—	—	3.6

Net cash provided by (used in) financing activities	24.0	(3.5)	—	—	20.5

Net (decrease) increase in cash and cash equivalents	(29.6)	3.3	—	—	(26.3)
Cash and cash equivalents at beginning of period	99.7	(8.5)	0.5	—	91.7

Cash and cash equivalents at end of period	$70.1	$(5.2)	$0.5	$—	$65.4

		Guarantor	Non-guarantor
Nine Months Ended August 31, 2005 (in millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	$(29.8)	$(29.0)	$(6.1)	$—	$(64.9)
Cash flows from investing activities:
Capital expenditures	—	(9.5)	—	—	(9.5)
Other investing activities	201.3	(27.7)	—	—	173.6

Net cash provided by (used in) investing activities	201.3	(37.2)	—	—	164.1
Cash flows from financing activities:
Net transfers (to) from parent	(78.1)	71.8	6.3	—	—
Borrowings (repayments) on notes payable and long-term debt, net	(168.3)	—	—	—	(168.3)
Other financing activities	10.3	(6.0)	—	—	4.3

Net cash (used in) provided by financing activities	(236.1)	65.8	6.3	—	(164.0)

Net (decrease) increase in cash and cash equivalents	(64.6)	(0.4)	0.2	—	(64.8)
Cash and cash equivalents at beginning of period	67.3	0.6	—	—	67.9

Cash and cash equivalents at end of period	$2.7	$0.2	$0.2	$—	$3.1

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
     During the third quarter of fiscal 2006, we classified our Turbo product line as a discontinued operation as a result of our plan to sell the product line. On November 30, 2005, the Company completed the sale of its Fine Chemicals business, which is classified as discontinued operations in these Unaudited Condensed Consolidated Financial Statements and Notes to Unaudited Condensed Consolidated Financial Statements. In addition, the assets and liabilities remaining related to the GDX operations after the sale to Cerberus Capital Management, L.P. on August 31, 2004 are classified as discontinued operations in these Unaudited Condensed Consolidated Financial Statements and Notes to Unaudited Condensed Consolidated Financial Statements.
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
     In July 2006, FASB issued Interpretation No. 48 (FIN 48) Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarified the accounting for income tax by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not determined the effect, if any, the adoption of FIN 48 will have on our results of operations or financial position.
     In September 2006, FASB issued Statement No. 158 (SFAS 158) Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income, which is effective for us as of November 30, 2007. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, with limited exceptions, which is effective for us as of November 30, 2009. We are currently evaluating the impact the adoption of SFAS 158 will have on our results of operations and financial position.
Business Outlook
     Aerospace and Defense —Aerojet received a number of contract awards in the first nine months of fiscal 2006, contributing to sales and backlog growth. This recent success in winning new programs, as well as growth in many of its existing programs, is offsetting much of the decline in Titan sales from fiscal 2005.
     Real Estate — We are seeking to obtain entitlement changes on approximately 6,400 acres of the Sacramento Land (approximately 3,400 acres of which have environmental restrictions) and lift all remaining environmental restrictions on the Sacramento Land. In conjunction with these efforts, we will continue to explore real estate structures (or transactions) that may enhance the value of our real estate, including outright sales, and/or joint ventures with real estate developers, residential builders or other third parties.
Results of Operations
Net Sales:

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2006	2005	Change*	2006	2005	Change*
Net Sales	$158.3	$133.6	$24.7	$453.9	$417.6	$36.3

*	Primary reason for change. The increase in sales during the third quarter and first nine months of fiscal 2006 is primarily the result of higher sales on the Atlas V program and defense system programs, partially offset by lower sales on the Titan program.
     Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended August 31,		Nine months ended August 31,
	2006	2005	2006	2005
Lockheed Martin	40%	34%	41%	35%
Raytheon	18%	16%	18%	18%
Boeing	10%	*	10%	*

*	Less than 10% of net sales
     Sales during the three and nine months ended August 31, 2006, directly and indirectly to the U.S. government and its agencies, including sales to our significant customers discussed above, totaled 88% and 84% of net sales, respectively. Sales during the three and nine months ended August 31, 2005, directly and indirectly to the U.S. government and its agencies, including sales to our significant customers discussed above, totaled 83% and 84% of net sales, respectively.
Cost of Products Sold:

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2006	2005	Change*	2006	2005	Change*
Cost of products sold	$145.4	$119.2	$26.2	$418.3	$379.8	$38.5
Percentage of net sales	92%	89%		92%	91%

*	Primary reason for change. The increase in cost of sales as a percentage of net sales in the third quarter of fiscal 2006 was primarily due to changes in the product mix. The cost of sales as a percentage of net sales was essentially unchanged for the first nine months of fiscal 2006 compared to the comparable fiscal 2005 period.
Selling, General and Administrative (SG&A):

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2006	2005	Change*	2006	2005	Change*
Selling, general and administrative	$6.1	$6.9	$(0.8)	$21.8	$22.7	$(0.9)
Percentage of net sales	4%	5%		5%	5%

*	Primary reason for change. The decrease in the third quarter of fiscal 2006 was primarily due to lower personnel costs. During the first nine months of fiscal 2006, the Company incurred higher costs related to the annual election of the Board of Directors which were offset by lower personnel costs.
Depreciation and Amortization:

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2006	2005	Change*	2006	2005	Change*
Depreciation and amortization	$6.9	$6.7	$0.2	$20.0	$21.2	$(1.2)
Percentage of net sales	4%	5%		4%	5%

*	Primary reason for change The decrease during the first nine months of fiscal 2006 in depreciation and amortization expense was primarily due to the use of fully depreciated assets.
Other Expense (Income):

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2006	2005	Change*	2006	2005	Change*
Other expense (income)	$8.3	$(0.1)	$8.4	$9.2	$(0.6)	$9.8

*	Primary reason for change. The increase was primarily due to changes to the estimated unrecoverable environmental remediation liabilities recorded in the third quarter of fiscal 2006 (See Note 10 (c) of the Unaudited Condensed Consolidated Financial Statements).
Interest Expense:

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2006	2005	Change*	2006	2005	Change*
Interest expense	$7.2	$6.0	$1.2	$19.9	$18.9	$1.0

*	Primary reason for change. The increase in interest expense in the third quarter of fiscal 2006 was primarily due to higher average debt levels and interest allocated to discontinued operations in the third quarter of fiscal 2005 (see Note 14 of the Unaudited Condensed Consolidated Financial Statements). The increase in interest expense in the first nine months of fiscal 2006 was primarily due to the interest allocated to discontinued operations in the first nine months of fiscal 2005.

Unusual Items:

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2006	2005	Change*	2006	2005	Change*
Unusual items	$—	$—	$—	$8.5	$20.1	$(11.6)

*	Primary reason for change. In the second quarter of fiscal 2006, we recorded a charge of $8.5 million related to an agreement to settle a group of environmental toxic tort cases that had been pending in Sacramento Superior Court since 1997. In the third quarter of fiscal 2005, we recorded a charge of $2.0 million related to a legal settlement of environmental toxic tort cases. In the first quarter of fiscal 2005, we recorded a charge of $18.1 million as a result of termination of the Company’s previous credit facility, redemption of $52.5 million of principal of the 9 1/2% Notes, and repayment of $59.9 million of principal of the 5 3/4% Notes.
Income Tax Benefit:

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2006	2005	Change*	2006	2005	Change*
Income tax benefit	$(1.0)	$(0.7)	$(0.3)	$(4.5)	$(13.6)	$9.1

*	Primary reason for change. An income tax benefit for the current loss from continuing operations for the first nine months of fiscal 2006 has been recorded based on the forecasted net operating loss eligible for carryback refunds. The income tax benefit recorded for the third quarter of fiscal 2006 was primarily due to the incremental loss carryback benefit for the current period. In the first nine months of fiscal 2005, an income tax benefit was recorded to reflect the benefit of net operating loss carryback claims not previously recorded. The income tax benefit recorded for the third quarter of fiscal 2005 was primarily due to the release of tax reserves for expiring statutes.
Discontinued Operations:
     During the third quarter of fiscal 2006, we classified our Turbo product line as a discontinued operation as a result of our plans to sell the product line. The product line is not core to the Aerospace and Defense segment and requires increased management oversight and costs because of increased competition and investments for on-going maintenance. For operating segment reporting, the Turbo product line was previously reported as a part of the Aerospace and Defense Segment.
     During the third quarter of fiscal 2004, we classified the Fine Chemicals business as a discontinued operation as a result of our plans to sell the business. This plan was a result of management’s decision to focus our capital and resources on our Aerospace and Defense and Real Estate operating segments. On November 30, 2005, we completed the sale of the Fine Chemicals to American Pacific Corporation (AMPAC) for $114.0 million, subject to adjustment, consisting of $88.5 million of cash, unsecured subordinated seller note of $25.5 million, and the assumption by the buyer of certain liabilities. Additionally, AMPAC may be required to pay us up to $5.0 million based on the Fine Chemical business achieving specified earnings targets in the twelve month period ending September 30, 2006. Income will be recorded in the future on the seller note of $25.5 million and any contingent payment when realized. The loss on the sale of the Fine Chemicals business during fiscal 2005 was $28.7 million. An additional loss of $0.1 million was recorded in the first nine months of fiscal 2006 to reflect the net assets of the Fine Chemicals business and management’s estimate of the proceeds from the sale.
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

     Summarized financial information for discontinued operations is set forth below:

	Three months ended August 31,		Nine months ended August 31,
	2006	2005	2006	2005
	(in millions)
Net sales	$0.1	$18.7	$0.7	$42.4
Income (loss) before income taxes	1.5	(24.5)	0.9	(24.4)
Income tax benefit	—	—	(2.8)	—
Net income (loss) from discontinued operations	1.5	(24.5)	3.7	(24.4)
Cumulative Effect of a Change in Accounting Principle:
     As of December 1, 2005, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, (SFAS 123(R)), which requires companies to recognize in the statement of operations the grant-date fair value of stock awards issued to employees and directors. We adopted SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R). As a result of applying SFAS 123(R), the loss from continuing operations before the cumulative effect of a change in accounting principle for first nine months of fiscal 2006 was increased by $0.4 million. In addition, we recognized an increase to our net loss of $0.7 million related to the cumulative effect of a change in accounting principle as of December 1, 2005 (see Note 3 of the Unaudited Condensed Consolidated Financial Statements).
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
Aerospace and Defense Segment

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2006	2005	Change*	2006	2005	Change*
Net Sales	$156.6	$131.8	$24.8	$449.0	$412.6	$36.4
Segment Performance — Income (loss)	(1.8)	6.7	(8.5)	(2.8)	12.5	(15.3)

*	Primary reason for change. The increase in sales during the third quarter and first nine months of fiscal 2006 is primarily the result of higher sales on the Atlas V program and defense system programs, partially offset by lower sales on the Titan program.
     Segment performance was a loss of $1.8 million in the third quarter of fiscal 2006 compared to income of $6.7 million in the third quarter of fiscal 2005. Excluding the effect of environmental remediation provision adjustments and the effect of employee retirement benefit plan expense, third quarter of fiscal 2006 segment performance was income of $13.8 million (8.8% of sales) compared to $16.6 million (12.6% of sales) in the third quarter of fiscal 2005. Segment performance was a loss of $2.8 million in the first nine months of fiscal 2006 compared to income of $12.5 million in the first nine months of fiscal 2005. Excluding the effect of environmental remediation provision adjustments, the effect of employee retirement benefit plan expense, and unusual items, segment performance was $39.3 million (8.8% of sales) for the first nine months of fiscal 2006 compared to $42.1 million (10.2% of sales) in the comparable fiscal 2005 period. The change in segment performance as a percent of sales compared to fiscal 2005 is primarily driven by the completion of high margin Titan launch support activities in fiscal 2005, higher sales volume on the low margin Atlas program during fiscal 2006, and a variety of other changes in fiscal 2006 sales mix and performance.

     As of August 31, 2006, Aerojet’s contract backlog was $772.1 million as compared to $695.8 million as of November 30, 2005. Funded backlog, which includes only those contracts for which money has been directly authorized by the U.S. Congress, or for which a firm purchase order has been received by a commercial customer, was $573.4 million at August 31, 2006 compared to $498.1 million as of November 30, 2005.
Real Estate Segment
     Our actions related to the entitlement process for Rio Del Oro, Glenborough and Easton Place, Westborough, and Folsom Sphere of Influence continued during the first nine months of fiscal 2006. The actions covered such items as environmental remediation, land planning, traffic, wetlands, endangered species mitigation, and water supplies.

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2006	2005	Change*	2006	2005	Change*
Net Sales	$1.7	$1.8	$(0.1)	$4.9	$5.0	$(0.1)
Segment Performance	0.5	1.1	(0.6)	2.1	2.9	(0.8)

*	Primary reason for change. There were no significant real estate asset sales during the first nine months of fiscal 2006 and fiscal 2005. Sales for the first nine months of fiscal 2006 and fiscal 2005 consist of rental property operations.
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
Arrangements with Off-Balance Sheet Risk
     As of August 31, 2006, obligations required to be disclosed in accordance with FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, consisted of:
     — $70.6 million in outstanding commercial letters of credit expiring in 2007, the majority of which may be renewed, and securing obligations for environmental remediation and insurance coverage.

     — Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to government agencies for environmental remediation activities.
     — Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of its obligations under its senior credit facilities and its 9 1/2% Notes.
     In addition to the items discussed above, we will from time to time enter into certain types of contracts that require us to indemnify parties against potential third-party and other claims. These contracts primarily relate to: (i) divestiture agreements, under which we may provide customary indemnification to purchasers of our businesses or assets including, for example, claims arising from the operation of the businesses prior to disposition, liability to investigate and remediate environmental contamination existing prior to disposition; (ii) certain real estate leases, under which we may be required to indemnify property owners for other claims arising from the use of the applicable premises; and, (iii) certain agreements with officers and directors, under which we may be required to indemnify such persons for liabilities arising out of their relationship with the Company. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of August 31, 2006 or November 30, 2005.
Product Warranties
     We provide product warranties in conjunction with certain product sales. The majority of our warranties are a one-year standard warranty for parts, workmanship and compliance with specifications. On occasion, we have made commitments beyond the standard warranty obligation. While we have contracts with warranty provisions, there is not a history of any significant warranty claims experience. A reserve for warranty exposure is made on a product by product basis when it is both estimable and probable in accordance with SFAS No. 5, Accounting for Contingencies. These costs are included in the program’s estimate at completion (EAC) and are expensed in accordance with our revenue recognition methodology as allowed under American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance Construction-Type and Certain Production-Type Contracts, for that particular contract.
Liquidity and Capital Resources
Liquidity Requirements
     Short-term liquidity requirements for the first nine months of fiscal 2006 consisted of normal recurring operating expenses and working capital requirements; capital expenditures; debt service requirements; payment for customer reimbursements of tax recoveries related to an unitary tax settlement; expenditures associated with legacy business matters, including costs related to our retirement benefit plans; and payment of liabilities accrued as of November 30, 2005 related to the sale of the Fine Chemicals business in the fourth quarter of fiscal 2005.
     Cash and cash equivalents decreased by $26.3 million during the first nine months of fiscal 2006. The change in cash and cash equivalents is as follows:

	Nine months ended
	August 31,	August 31,
	2006	2005
	(in millions)
Net Cash Used in Operating Activities:
Continuing operations	$(6.4)	$(58.6)
Discontinued operations	(11.6)	(6.3)

Total	(18.0)	(64.9)
Net Cash (Used in) Provided by Investing Activities:
Continuing operations	(28.8)	191.8
Discontinued operations	—	(27.7)

Total	(28.8)	164.1
Net Cash Provided by (Used in) Financing Activities:	20.5	(164.0)

Net Decrease in Cash and Cash Equivalents	$(26.3)	$(64.8)

Net Cash Used In Operating Activities
     Continuing Operations
     First Nine Months of Fiscal 2006 versus first nine months of fiscal 2005 — Continuing operations used cash of $6.4 million in the first nine months of fiscal 2006 compared to cash usage of $58.6 million in the first nine months of fiscal 2005. The year over year change consists of: (i) reduced cash usage in the Aerospace and Defense Segment and (ii) generation of cash from income tax related items.
     Discontinued Operations
     Discontinued operations used cash of $11.6 million in the first nine months of fiscal 2006, primarily for payment of liabilities accrued as of November 30, 2005 related to the sale of the Fine Chemicals business, compared to $6.3 million in the first nine months of fiscal 2005, primarily reflecting operating cash usage by the Fine Chemicals business.
Net Cash (Used In) Provided By Investing Activities
     Continuing Operations
     First Nine Months of Fiscal 2006 — Continuing operations used cash of $28.8 million consisting of $19.8 million of restricted cash used to collateralize the 5 3/4 Notes and $9.0 million for capital expenditures. Capital expenditures directly support our contract and customer requirements and are primarily made for asset replacement, capacity expansion, development of new projects, and safety and productivity improvements.
     First Nine Months of Fiscal 2005 — Continuing operations provided cash of $191.8 million, consisting of $201.3 million of restricted cash which was used to repay debt as discussed below in financing activities, offset by $9.5 million in capital expenditures.
     Restricted Cash — As of August 31, 2006, we designated $19.8 million as restricted cash related to the cash collateralization of the 5 3/4 Notes. As of November 30, 2004, we designated $201.3 million as restricted cash, consisting of a portion of the proceeds from the GDX Automotive sale and the proceeds from the Equity Offering completed in fiscal 2004.
     Discontinued Operations
     Discontinued operations used cash of $27.7 million in the first nine months of fiscal 2005 for capital expenditures in the Fine Chemicals business.
Net Cash Provided By (Used In) Financing Activities
     First Nine Months of Fiscal 2006 — Cash of $20.5 million was generated primarily from the net issuances of approximately $18.9 million of long-term debt.
     First Nine Months of Fiscal 2005 — Cash used of $164.0 million reflects the completion of our recapitalization initiated in November 2004. We redeemed $264.2 million of outstanding debt including redemption costs, offset by $66.4 million from issuance of additional 2 1/4% Debentures and $35.5 million from issuance of other debt. In addition, we incurred $6.0 million in debt issuance costs and received $4.3 million in other equity transactions, primarily employee stock options.

Debt and Senior Credit Facility:
     The outstanding debt as of August 31, 2006 had effective interest rates ranging from 2.25% to 9.50%, with maturities as follows:

		9 1/2%	5 3/4%	4%	2 1/4%
	Term Loans	Notes	Notes	Notes	Debenture	Total
	(in millions)
2006	$0.4	$—	$—	$—	$—	$0.4
2007	1.5	—	19.8	—	—	21.3
2008	1.5	—	—	—	—	1.5
2009	1.5	—	—	—	—	1.5
2010	69.2	—	—	—	—	69.2
Thereafter	—	97.5	—	125.0	146.4	368.9

Total Debt	$74.1	$97.5	$19.8	$125.0	$146.4	$462.8

     In June 2006, we entered into a supplemental indenture for the 9 1/2% Notes to amend the indenture dated August 11, 2003, as amended October 2004, to permit us to incur additional indebtedness under our Senior Credit Facility.
     In June 2006, we amended our Senior Credit Facility and replaced the $98.5 million credit-linked facility as of May 31, 2006, consisting of $44.2 million letter of credit subfacility and a $54.3 million term loan subfacility, with a new $154.5 million credit-linked facility. The new credit-linked facility consists of an $80.0 million letter of credit subfacility and a $74.5 million term loan subfacility on terms and conditions substantially similar to the existing facility. In addition, the senior lenders also modified the maximum covenants.
     As of August 31, 2006, the borrowing limit under the Revolver was $80.0 million with all of it available. We had $74.1 million outstanding under the term loan subfacility and $70.6 million outstanding letters of credit issued under the $80.0 million letter of credit subfacility at August 31, 2006.
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

Required Ratios
Actual Ratios
Financial Covenant	August 31, 2006	August 31, 2006	November 30, 2006
Interest coverage ratio	2.73 to 1.00	Not less than: 2.00 to 1.00	Not less than: 2.00 to 1.00
Fixed charge coverage ratio	5.77 to 1.00	Not less than: 1.15 to 1.00	Not less than: 1.15 to 1.00
Leverage ratio	6.85 to 1.00	Not greater than: 8.25 to 1.00	Not greater than: 8.50 to 1.00
Senior leverage ratio	0.91 to 1.00	Not greater than: 2.50 to 1.00	Not greater than: 2.50 to 1.00
     We were in compliance with our covenants as of August 31, 2006.
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
     We believe that our existing cash and cash equivalents and existing credit facilities will provide sufficient funds to meet our operating plan for the next twelve months. The operating plan for this period provides for full operation of our businesses, and interest and principal payments on our debt. We estimate an additional $1 million — $2 million will be paid by us during the remainder of fiscal 2006 related to the sale of the Fine Chemicals business. In addition, as the result of the $25 million second quarter settlement of the Sacramento toxic tort cases, we paid $14 million in June 2006, and we are required to pay an additional $7.5 million in January 2007, and a final payment of $3.5 million in January 2008. These payments are partially recoverable under government contracts.

     We may also access capital markets to raise debt or equity financing to fund required debt payments and for acquisitions that make both strategic and economic sense. The timing, terms, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing.
     Major factors that could adversely impact our forecasted operating cash and our financial condition are discussed in “Risk Factors,” as previously reported in our Annual Report to the SEC on Form 10-K for the year ended November 30, 2005. In addition, our liquidity and financial condition will continue to be affected by changes in prevailing interest rates on the portion of our debt that bears interest at variable interest rates.
Forward-Looking Statements
     Certain information contained in this report should be considered “forward-looking statements” as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans, and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words “believe,” “estimate,” “anticipate,” “plan” and “expect,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions, and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation costs, and anticipated costs of capital. A variety of factors could cause our actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Some important risk factors that could cause our actual results or outcomes to differ from those expressed in the forward-looking statements are described in the section “Risk Factors” in Item 1 in the Annual Report of GenCorp to the U.S. Securities and Exchange Commission (the SEC) on Form 10-K for the fiscal year ended November 30, 2005 and include, but are not limited to, the following:
•	cancellation or material modification of one or more significant contracts;

•	future reductions or changes in U.S. government spending;

•	failure to comply with regulations applicable to contracts with the U.S. government;

•	product failures, schedule delays or other problems with existing or new products and systems or cost-overruns on the Company’s fixed-price contracts;

•	significant competition and the Company’s inability to adapt to rapid technological changes;

•	the release or explosion of dangerous materials used in the Company’s businesses;

•	the results of significant litigation, including the unfair labor claims brought by former employees of the Company’s Snappon SA subsidiary in France;

•	disruptions in the supply of key raw materials and difficulties in the supplier qualification process, as well as raw materials price increases;

•	reduction in airbag propellant volume;

•	a strike or other work stoppage or the Company’s inability to renew collective bargaining agreements on favorable terms;

•	the loss of key employees and shortage of available skilled employees to achieve anticipated growth;

•	environmental claims related to the Company’s current and former businesses and operations;

•	the possibility that the environmental and other government regulations that impact the Company become more stringent or subject the Company to material liability in excess of its established reserves;

•	requirements to provide guarantees and/or letters of credit to financially assure the Company’s environmental obligations;

•	changes in economic and other conditions in the Sacramento metropolitan area, California real estate market or changes in interest rates affecting real estate values in that market;

•	the Company’s limited experience in real estate activities and the ability to execute its real estate business plan, including the Company’s ability to obtain or caused to be obtained, the necessary final governmental zoning, land use and environmental approvals and building permits;

•	the Company’s property being subject to federal, state and local regulations and restrictions that may impose significant limitations on the Company’s plans, with much of the Company’s property being raw land located in areas that include the natural habitats of various endangered or protected wildlife species;

•	the cost of servicing the Company’s debt and compliance with financial and other covenants;

•	effects of changes in discount rates and returns on plan assets of defined benefit pension plans that may require the Company to increase its shareholders’ deficit;

•	fluctuations in sales levels causing the Company’s quarterly operating results to fluctuate;

•	additional costs related to the Company’s recent divestitures;

•	costs and time commitment related to acquisition activities;

•	potential changes in accounting and legislation related to defined benefit pension plans;

•	inability to effectively and efficiently implement the necessary initiatives to eliminate the material weakness the Company reported in its internal controls over financial reporting as of November 30, 2005; and

•	those risks detailed from time to time in the Company’s reports filed with the SEC.
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
     We have used a combination of fixed and variable rate debt to reduce our exposure to interest rate risk. As of August 31, 2006, our debt totaled $462.8 million: $388.7 million, or 84% was at an average fixed rate of 4.81%; and $74.1 million or 16% was at a variable rate of 8.65%.
     The estimated fair value of our total debt was $460.9 million as of August 31, 2006 compared to a carrying value of $462.8 million. The fair value of the convertible subordinated notes and the senior subordinated notes was determined based on quoted market prices as of August 31, 2006. The fair value of the remaining debt was determined to approximate carrying value as the interest rates are generally variable based on market interest rates and reflect current market rates available to us.
Item 4. Controls and Procedures
     Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of August 31, 2006, the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of August 31, 2006 that our disclosure controls and procedures were effective at the reasonable assurance level such that the information relating to us and our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (SEC) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     During the first nine months of fiscal 2006, we have implemented, and continue to implement, changes to our processes to improve our internal controls over financial reporting. The following steps have been taken to remediate the conditions leading to the material weakness described within our Annual Report on Form 10-K for the fiscal year ended November 30, 2005:
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

     We hired a Vice President, Corporate Controller during the first quarter of fiscal 2006. We continue to hire additional finance and accounting personnel to improve our internal controls. Finally, as part of our ongoing monitoring efforts of the Company’s internal control environment, we have reported, and will continue to report, the progress and status of the above remediation actions to the Audit Committee throughout the year.
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
     Legal and administrative fees for the vinyl chloride cases for the first nine months of fiscal 2006 were $0.3 million. Legal and administrative fees for the vinyl chloride cases for fiscal 2005 and fiscal 2004 were $0.4 million for each period.
     Asbestos Cases. The following table sets forth information related to our historical product liability costs associated with our asbestos litigation cases.

	Nine Months	Year	Year
	Ended	Ended,	Ended
	August 31,	Nov. 30,	Nov. 30,
	2006	2005	2004
	(dollars in thousands)
Claims filed	48	149 *	63
Claims dismissed	40	65	27
Claims settled	5	2	8 **
Claims pending	155	152	70
Aggregate settlement costs	$67	$50	$3,073 **
Average settlement costs	$13	$25	$384 **

*	Includes 30 cases tendered to the Company by PCC Flow Technologies, Inc. and its affiliates (PCC). PCC had originally tendered 57 cases to the Company, but 27 of such cases were dismissed prior to the Company’s and PCC’s August 31, 2005 settlement agreement.

**	The number of claims settled and the aggregate settlement costs and average settlement costs for fiscal 2004 include the Goede et al. v. Chesterton Inc. et al. matter in which there was a judgment of approximately $5 million against Aerojet, which was reduced to approximately $2 million after setoff based on plaintiffs’ settlements with other defendants. The total amount paid, including interest accruing from the date of judgment, was $2 million.

     Legal and administrative fees for the asbestos cases for the first nine months of fiscal 2006 were $0.5 million. Legal and administrative fees for the asbestos cases for fiscal 2005 and fiscal 2004 were $0.5 million and $1.0 million, respectively.
Item 1A. Risk Factors
     There have been no material changes from our risk factors as previously reported in our Annual Report to the SEC on Form 10-K for the year ended November 30, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     A) Exhibits

No.	Description
10.1	Second Supplemental Indenture dated as of June 27, 2006 to Indenture dated as of August 11, 2003, as amended, between GenCorp Inc. as Issuer, the Guarantors party thereto as Guarantors, and The Bank of New York Trust Company, N.A., as Trustee was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on June 28, 2006 (File No. 1-1520), and is incorporated herein by reference.

10.2	Third Amendment to Credit Agreement dated as of June 27, 2006, among GenCorp Inc., as the Borrower, each of those Material Domestic Subsidiaries of the Borrower identified as a ‘Guarantor’ on the signature pages thereto and Wachovia Bank, National Association, a national banking association, as Administrative Agent was filed as Exhibit 10.2 to GenCorp Inc.’s Current Report on Form 8-K filed on June 28, 2006 (File No. 1-1520), and is incorporated herein by reference.

10.3†	Form of Severance Agreement for executive officers of the Company was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on August 11, 2006 (File No. 1-1520), and is incorporated herein by reference.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a —14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.

*	Filed herewith. All other exhibits have been previously filed.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its benine months by the undersigned thereunto duly authorized.

GenCorp Inc.

Date: October 6, 2006	By:	/s/ Yasmin R. Seyal Yasmin R. Seyal
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: October 6, 2006	By:	/s/ Terry L. Hall

Terry L. Hall
Chairman of the Board, President and Chief Executive
Officer (Principal Executive Officer)

Date: October 6, 2006	By:	/s/ R. Leon Blackburn

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