Form 10-K
period 2006-11-30
GENCORP INC
filed 2007-01-25
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 1-1520

GenCorp Inc.
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-0244000 (I.R.S. Employer Identification No.)
Highway 50 and Aerojet Road Rancho Cordova, California (Address of principal executive offices)	95742 (Zip Code)
P.O. Box 537012 Sacramento, California (Mailing address)	95853-7012 (Zip Code)

Registrant’s telephone number, including area code
(916) 355-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.10 par value per share	New York Stock Exchange and Chicago Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☑ No

The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of May 31, 2006 was approximately $1.0 billion.

As of January 16, 2007, there were 55.9 million outstanding shares of the Company’s Common Stock, $0.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2007 Proxy Statement of GenCorp Inc. relating to its annual meeting of shareholders scheduled to be held on March 28, 2007 are incorporated by reference into Part III of this Report.

GENCORP INC.

Annual Report on Form 10-K
For the Fiscal Year Ended November 30, 2006

Exhibit Index	118
Signatures	124
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 23.2
EXHIBIT 24.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

*	The information called for by Items 10, 11, 12, 13 and 14, to the extent not included in this Report, is incorporated herein by reference to the information to be included under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board Committees,” “Executive Compensation,” “Director Compensation,” “Employment Contracts and Termination of Employment and Change in Control Arrangements,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Organization & Compensation Committee on Executive Compensation,” “Performance Graph,” “Security Ownership of Certain Owners,” “Security Ownership of Officers and Directors,” and “Ratification of Registered Public Accounting Firm,” in GenCorp Inc.’s 2007 Proxy Statement, which is expected to be filed by February 28, 2007.

PART I

Item 1.	Business

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

The list of factors that may affect future performance and the accuracy of forward-looking statements described in the section “Risk Factors” in Item 1A of this Report is illustrative, but by no means exhaustive. Additional risk factors may be described from time to time in our future filings with the Securities and Exchange Commission (SEC). Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results and may be beyond our control.

We are a technology-based manufacturer of aerospace and defense systems with a real estate business segment that includes activities related to the entitlement, sale, and leasing of our excess real estate assets. Our continuing operations are organized into two segments:

Aerospace and Defense — includes the operations of Aerojet-General Corporation, or Aerojet, which develops and manufactures propulsion systems for defense and space applications, armament systems for precision tactical weapon systems and munitions applications. We are one of the largest providers of propulsion systems in the United States (U.S.) and the only company that provides both solid and liquid propellant based systems. Primary customers served include major prime contractors to the United States government, the Department of Defense (DoD), and the National Aeronautics and Space Administration (NASA).

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

Our fiscal year ends on November 30 of each year. When we refer to a fiscal year, such as fiscal 2006, we are referring to the fiscal year ended on November 30 of that year.

We were incorporated in Ohio in 1915 and our principal executive offices are located at Highway 50 and Aerojet Road, Rancho Cordova, CA 95670. Our mailing address is P.O. Box 537012, Sacramento, CA 95853-7012 and our telephone number is 916-355-4000.

Our Internet website address is www.GenCorp.com. We have made available through our Internet website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). We also make available on our Internet web site our corporate governance guidelines and the charters for each of the following committees of the Company’s Board of Directors: Audit; Corporate Governance & Nominating; Finance; and Organization & Compensation. Our corporate governance guidelines and such charters are also available in print to any shareholder who requests them.

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

•	Defense systems — Our defense systems products include liquid, solid and air-breathing propulsion for strategic and tactical missiles, precision strike missiles and interceptors required for missile defense. In addition, Aerojet is a supplier of armament systems and both composite and metallic aerospace structural components to the DoD and its prime contractors and fire suppression systems for DoD vehicles and police cruisers. Product applications for defense systems include strategic and tactical missile motors, maneuvering propulsion systems, divert and attitude control systems and warhead assemblies used in precision weapon systems and missile defense.

•	Space systems — Our space systems products include liquid, solid and electric propulsion systems for launch vehicles, transatmospheric vehicles and spacecraft. Product applications for space systems include liquid engines for expendable and reusable launch vehicles, upper stage engines, satellite propulsion, large solid boosters and integrated propulsion subsystems.

Aerojet has been proactively engaged in the consolidation of the propulsion industry. In fiscal 2004, Aerojet acquired from Pratt & Whitney’s Chemical Systems Division (CSD) certain intellectual property and personal property associated with several solid rocket motor programs for a nominal amount. This transaction highlights a key event in the continuing consolidation of the propulsion industry because CSD has now exited the solid propulsion business. In fiscal 2003, Aerojet acquired substantially all of the assets of the propulsion business of Atlantic Research Corporation (ARC), a subsidiary of Sequa Corporation. This acquisition made Aerojet a leading supplier of solid rocket motors for tactical and missile defense applications and complements Aerojet’s capabilities for air-breathing and strategic systems. In fiscal 2002, Aerojet acquired the assets of the General Dynamics’ Ordnance and Tactical Systems Space Propulsion and Fire Suppression business (Redmond, Washington operations), a leading supplier of satellite propulsion systems for defense, civilian and commercial applications. These acquisitions have strengthened our market positions in both the defense and space propulsion systems industry sectors, and have provided leadership positions in the tactical and in-space propulsion market. Although we believe the major propulsion industry consolidation is over, our business strategy contemplates continued expansion of our Aerospace and Defense operations including growth through acquisitions that make both strategic and economic sense.

Industry Overview

While broad support continues for DoD and NASA budgets in the Government Fiscal Year (GFY) 2007 and beyond, the impact of the global war on terrorism, the cost of military support in Iraq and Afghanistan, the rising federal deficit, and the significant recovery costs of the 2005 hurricane season may impact these budgets in the near-term.

Department of Defense

Following a period of budget decreases in the post-Cold War era, the U.S. defense budget, as appropriated by Congress, has increased in recent years. The defense appropriations budget has risen to over $377 billion in GFY 2007 from $319 billion in GFY 2001 and comparable funding of $358 billion in GFY 2006. We expect the U.S. defense budgets for research, development, test and evaluation, and procurement — the primary funding sources for Aerojet’s programs — to grow as well, with annual forecasts continuing to show increases through GFY 2011. While the top line number continues to increase, the Pentagon has announced it favors reductions in the overall rate of growth. Although the ultimate distribution of the defense budget remains uncertain, Aerojet is well positioned to benefit from DoD investment in high priority transformational systems that address contemporary war fighting needs and requirements as well as the re-capitalization of weapon systems and equipment being expended during deployment.

In GFY 2006, the DoD released the Quadrennial Defense Review (QDR), a once-in-four-year review of U.S. military strategy and force structure. The QDR continued the military shift away from the static posture and heavy forces of the last century and towards highly mobile expeditionary forces. In general, there were no major new strategies recommended in the QDR, which was designed to support the Bush Administration’s GFY 2007 budget while providing strategic guidance for GFY 2008 and beyond. Aerojet will continue to align its new business capture and discretionary investment strategies to be consistent with the long range goals of the DoD.

NASA

Congress continues to support the new Vision for Space Exploration, unveiled by the Bush Administration in 2004, which renews commitments to space and planetary exploration. Congress approved a NASA budget of over $16.2 billion in GFY 2006. Congress has indicated that NASA’s budget for GFY 2007 will be subject to a continuing resolution limiting expenditures around GFY 2006 levels.

NASA has indicated that its primary objectives to implement the initial phases of the Vision for Space Explorations will be to complete construction of the International Space Station and retire the Space Shuttle by 2010 and develop Orion, a new (human-rated) Crew Exploration Vehicle, and the Commercial Orbital Transport System (COTS), which is designed to shuttle supplies to the International Space Station. The Orion prime contractor Lockheed Martin has selected Aerojet to develop and produce all in-space propulsion for the service and command modules. In addition, Orbital Sciences under contract to Lockheed Martin for the Orion Launch Abort System (LAS) has selected Aerojet for significant propulsion work on the LAS. Orion poses a significant opportunity to continue Aerojet’s legacy of providing mission-critical propulsion systems to NASA as it has since the inception of the U.S. manned space program.

In addition, we believe Aerojet is well-positioned to provide propulsion solutions in a few of NASA’s special interest areas: advanced propellant technology, reliable launch abort for crew survivability, attitude/reaction control systems, and robotic exploration propulsion. Furthermore, as a result of NASA’s intention to retire the Space Shuttle from service as early as 2010, we believe that NASA will focus on maneuvering and long-duration propulsion systems that are currently available and flight-proven, which will present additional opportunities for existing Aerojet product lines.

Competition

As the only domestic supplier of both solid and liquid propulsion systems, Aerojet believes it is in a unique competitive position. The diversity of its technologies and synergy of its product lines offer Aerojet customers the most innovative and advanced solutions available in the domestic propulsion market. The basis on which Aerojet competes in the Aerospace and Defense industry varies by program, but generally is based upon price, technology, quality and service. Although market competition is intensive, Aerojet believes it possesses innovative and advanced propulsion solutions, combined with adequate resources to continue to compete successfully.

Participation in the defense and space propulsion market is capital intensive requiring long research and development periods that represent significant barriers to entry. Aerojet may partner on various programs with its major customers or suppliers, some of whom are, from time to time, competitors on other programs.

The table below lists the primary participants in the propulsion market:

Company	Parent	Propulsion Type	Propulsion Application
Aerojet	GenCorp Inc.	Solid, liquid, air- breathing, electric	Launch, in-space, tactical, strategic, missile defense
Alliant Techsystems	Alliant Techsystems Inc.	Solid, air-breathing	Launch, tactical, strategic, missile defense
Astrium	European Aeronautics Defense and Space Company and BAE Systems	Solid, liquid	In-space, tactical
Northrop Grumman Space Technology (Formerly TRW)	Northrop Grumman Corporation	Liquid	Launch, in-space
Pratt & Whitney Rocketdyne	United Technologies Corporation	Liquid, air-breathing, electric	Launch, in-space, missile defense
American Pacific Corporation	American Pacific Corporation	Liquid	In-space

United Technologies Corporation acquired the Rocketdyne division of Boeing in 2005, forming Pratt & Whitney Rocketdyne, the largest liquid propulsion contractor in the U.S. domestic market. Both the domestic liquid and solid propulsion markets remained unchanged in 2006 with Aerojet in the number two position in both markets, behind Alliant Techsystems in solids and Pratt & Whitney Rocketdyne in liquids.

Major Customers

As a merchant supplier to the Aerospace and Defense industry, we do not align ourselves with any single prime contractor except on a project-by-project basis. We believe that our position as a merchant supplier has helped us become a trusted partner to our customers, enabling us to maintain strong long-term relationships with a variety of prime contractors. Under each of our contracts, we act either as a prime contractor, where we sell directly to the end user, or as a subcontractor, where we sell our products to other prime contractors.

The principal end user customers of our products and technology are agencies of the U.S. government, U.S. prime contractors and government agencies. Since a majority of Aerojet’s sales are, directly or indirectly, to the U.S. government, funding for the purchase of Aerojet’s products and services generally follows trends in U.S. defense spending. However, individual government agencies, which include the military services, the Defense Advanced Research Projects Agency (DARPA), NASA, the Missile Defense Agency, and the prime contractors that serve these agencies, exercise independent purchasing power within “budget top-line” limits. Therefore, sales to the U.S. government are not regarded as sales to one customer and, accordingly, each contracting agency is viewed as a separate customer. While we believe the DoD and NASA budgets are generally relevant to our business outlook, closer examination of the needs and priorities of the U.S. government agencies provides a better indication of product area stability and growth potential.

Customers that represented more than 10% of net sales for the fiscal years presented are as follows:

	Year Ended November 30,
	2006	2005	2004

Lockheed Martin Corporation	39%	39%	32%
Raytheon Company	19	16	15
The Boeing Company	10	—	—

Direct sales to the U.S. government and its agencies, or government customers, and indirect sales to government customers via direct sales to prime contractors accounted for a total of approximately 84% of sales, or approximately $523.5 million, in fiscal 2006. The following are approximate percentages of net sales by principal end user in fiscal 2006:

U.S. Air Force	33%
U.S. Army	26%
U.S. Navy	18%
NASA	7%

Total government customers	84%
Commercial customers	16%

Total	100%

Major Programs

Defense systems — Aerojet believes it is in a unique competitive position due to the diversity of its propulsion technologies (solid, liquid, air-breathing, and electric), its complete warhead capabilities and the synergy of its product lines to offer its defense customers the most innovative and advanced solutions available in the domestic market. Key competitive wins on the Standard Missile-3 Block Throttling Divert and Attitude Control System (TDACS) and the Terminal High Altitude Air Defense (THAAD) Booster Fire Unit Fielding programs continue to strengthen our position and reputation as the propulsion leader in missile defense and tactical systems. A subset of our key defense systems programs are listed below:

Primary
Program	Customer	End Users	Program Description	Program Status
Advanced Second and Third Stage Booster (ICBM)	U.S. Air Force	U.S. Air Force	Solid booster	Development
Army Tactical Missile System (ATACMS)	Lockheed Martin	U.S. Army	Tactical solid rocket motors	Production
F-22 Raptor Aircraft	Boeing	U.S. Air Force	Advanced electron beam welding for airframe structures	Production
Ford Crown Victoria Police Interceptor	Ford Motor Co.	Ford Motor Co.	Fire suppression systems	Production
Ground Based Mid-Course Defense (GMD) Exoatmospheric Kill Vehicle (EKV) Liquid Divert and Attitude Control Systems (DACS)	Raytheon	Missile Defense Agency	Liquid propulsion divert and attitude control propulsion systems	Development/ Production
Javelin	Lockheed Martin/ Raytheon	U.S. Army	Tactical solid rocket motors	Development/ Production
Joint Common Missile (JCM)	Lockheed Martin	U.S. Army	Tactical solid rocket motors	Development
Minuteman III	Northrop Grumman Corporation	U.S. Air Force	Liquid maneuvering propulsion	Development/ Production
Multiple Launch Rocket System (MLRS)	Lockheed Martin	U.S. Army	Tactical solid rocket motors	Production
Patriot Advanced Capability (PAC)-3	Lockheed Martin	U.S. Army, Missile Defense Agency	Tactical solid rocket motors	Development/ Production
Standard Missile	Raytheon	U.S. Navy, Missile Defense Agency	Tactical solid rocket motors and throttling divert and attitude control systems (TDACS)	Development/ Production
Small Diameter Bomb	Boeing	U.S. Air Force	Precision munitions	Development/ Production
Supersonic Sea Skimming Target (SSST)	Orbital Sciences Corporation	U.S. Navy	Variable flow ducted rocket (air-breathing)	Production

Primary
Program	Customer	End Users	Program Description	Program Status
Tactical Tomahawk	Raytheon	U.S. Navy	Tactical solid rocket motors and warheads	Production
Terminal High Altitude Air Defense	Lockheed Martin	U.S. Army, Missile Defense Agency	Tactical solid rocket motors	Development
Trident D5	Lockheed Martin	U.S. Navy	Post boost control system	Production
Tube-launched, Optically-tracked, Wire-guided Missile (TOW)	Raytheon	U.S. Army	Tactical missile warheads	Production

Space Systems — Aerojet improved its already strong market position in the space systems market segment in fiscal 2006 by capturing important propulsion contracts on Orion and COTS, and a new hydrocarbon booster engine technology demonstrator for U.S. Air Force launch systems. Aerojet’s commitment to its space systems programs was reflected in 100% success on several space exploration and other critical missions using Aerojet’s products. These include NASA’s Pluto New Horizons spacecraft and Solar Terrestrial Relations Observatory (STEREO), the launch of two Space Shuttles, Discovery and Atlantis, and the launching of five Delta II vehicles, the latest marking Aerojet’s 253rd consecutive Delta mission, all with 100% success, reflect Aerojet’s commitment to quality and excellence in our space systems. In addition, two successful launches of the Atlas ® V vehicle using Aerojet’s solid rocket boosters in fiscal 2006 and the renegotiation of our production contract helped return that program to a favorable cash flow position in December 2005. These successes strengthen our legacy of supplying mission critical propulsion systems to the DoD and NASA as we have since the inception of the U.S. civil and military space programs.

A subset of our key space systems programs is listed below:

Primary
Program	Customer	End Users	Program Description	Program Status
Advanced Extremely High Frequency MilSatCom	Lockheed Martin	U.S. Air Force	Electric and liquid spacecraft thrusters	Production
Atlas® V	Lockheed Martin	U.S. Air Force, Commercial	Solid “strap-on” booster motors and upper stage thrusters	Production
Commercial Orbital Transport System	Rocketplane Kistler	NASA, Commercial	Liquid spacecraft propulsion	Development
Geostationary Satellite Systems	Lockheed Martin, Loral, Boeing, Orbital Sciences Corporation, Astrium	Various	Electric and liquid spacecraft thrusters, propellant tanks and Bi-propellant apogee engines	Production
Delta II	Boeing	NASA, U.S. Air Force, Commercial	Upper stage pressure-fed liquid rocket engines	Production
Delta IV	Boeing	NASA, U.S. Air Force, Commercial	Upper stage thrusters	Production
Hydrocarbon Booster	Air Force Research Laboratory	U.S. Air Force	Liquid Booster	Development
Global Positioning Systems (GPS)	Boeing	U.S. Air Force	Intergrated propulsion systems	Development/ Production
LOX Methane Reaction Control Engine	NASA	NASA	Develop fuels for reaction control engine	Development
Mars Lander Engine	Jet Propulsion Lab (JPL)	JPL	Liquid spacecraft thrusters	Qualification and production
Orion Crew Mode & Service Mode Propulsion	Lockheed Martin	NASA	Develop and qualify engines and propulsion systems for Human spaceflight system	Development

Primary
Program	Customer	End Users	Program Description	Program Status
Pluto New Horizons	John Hopkins University/ Applied Physics Laboratory	NASA	Liquid spacecraft propulsion system	Successfully launched and en route to Pluto
Space Shuttle	United Space Alliance	NASA	Thrusters, gas generators and spares	Production
Titan IV	Lockheed Martin	U.S. Air Force	Program in contract and facility close out	Final Titan IV launched in 2005
Upper Stage Engine Technology	U.S. Air Force Research Laboratory	NASA, U.S. Air Force	Develop design tools for future upper stage liquid engines	Development

Contract Types

Under each of its contracts, Aerojet acts either as a prime contractor, where it sells directly to the end user, or as a subcontractor, selling its products to other prime contractors. Research and development contracts are awarded during the inception stage of a program’s development. Production contracts provide for the production and delivery of mature products for operational use. Aerojet’s contracts are primarily categorized as either “cost-reimbursable” or “fixed-price.” During fiscal 2006, approximately 51% of our net sales were from fixed-price contracts and 40% from cost reimbursable contracts.

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

Backlog

As of November 30, 2006, contract backlog was $718 million compared to $696 million as of November 30, 2005. Funded backlog, which includes only the amount for which money has been directly authorized by the U.S. Congress, or for which a purchase order has been received from a commercial customer, was $565 million as of November 30, 2006, compared to funded backlog of $498 million as of November 30, 2005. Overall growth in backlog reflects increased funding in solid booster motors for missile defense and tactical missiles, partially offset by Atlas motor deliveries on the restructured contract.

Research and Development

Aerojet views its research and development efforts as critical to maintain its leadership position in markets in which it competes. We maintain an active research and development effort supported primarily by customer funding. Customer-funded research and development expenditures are funded under contract specifications, typically research and development contracts, several of which we believe will become key programs in the future. Historically, over 90% of our research and development expenditures were customer funded. We believe customer-funded research and development activities are vital to our ability to compete for contracts and to enhance our technology base.

Aerojet’s company-funded research and development efforts include expenditures for technical activities that are vital to the development of new products, services, processes or techniques, as well as those expenses for significant improvements to existing products or processes.

The following table summarizes Aerojet’s research and development expenses during the past three fiscal years:

	Year Ended
	November 30,
	2006	2005	2004
	(In millions)

Customer-funded	$220	$177	$132
Company-funded	14	13	8

Total research and development expenditures	$234	$190	$140

Aerojet’s strong portfolio of advanced propulsion technologies, across the liquid, solid, air-breathing and electric propulsion spectrum, has enabled steady growth in our research and development business. A ramp up of several motor development activities, including THAAD, PAC-3, and Standard Missile, contributed to increases in customer-funded research and development expenditures in fiscal 2006 compared to fiscal 2005.

Suppliers, Raw Materials and Seasonality

Availability of raw materials and supplies to Aerojet is generally sufficient. Aerojet is sometimes dependent, for a variety of reasons, upon sole-source suppliers for procurement requirements but has experienced no significant difficulties in meeting production and delivery obligations because of delays in delivery or reliance on such suppliers.

We closely monitor sources of supply to assure that adequate raw materials and other supplies needed in our manufacturing processes are available. As a U.S. government contractor, we are frequently limited to procuring materials and components from sources of supply that meet rigorous customer and/or government specifications. In addition, as business conditions, DoD budgets, and Congressional allocations change, suppliers of specialty chemicals and materials sometimes consider dropping low-volume items from their product lines. This may require us to qualify new suppliers for raw materials on key programs. Current suppliers of some raw materials used in the manufacturing of rocket nozzles, composite cases and explosives have announced plans to close their plants and discontinue certain product lines. These materials, which include a tar pitch material, a resin (ERL-4221) and High Melting eXplosive (HMX), are used industry-wide and, therefore, are key to many of our motor and warhead programs. We have started qualifying new suppliers and materials for these materials and we expect that such new materials can be available in time to meet our future production needs. In some situations, increased costs related to new suppliers may not be recoverable under our contracts. The supply of ammonium perchlorate, a principal raw material used in solid propellant, is limited to a single source that supplies the entire domestic solid propellant industry. This single source, however, maintains two separate manufacturing lines a reasonable distance apart which mitigates the likelihood of a fire, explosion, or other problem impacting production. The industry also currently relies on one primary supplier for graphite fiber, which is used in the production of composite materials. This supplier has multiple manufacturing lines for such material. Although other sources of graphite fiber exist, the addition of a new supplier would require us to qualify the new source for use. As of November 30, 2006, there is no indication that the availability of these key materials is in jeopardy.

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

Real Estate

Through our Aerojet subsidiary, we own approximately 12,600 acres of land in the Sacramento metropolitan area (Sacramento Land). The property is located 15 miles northeast of downtown Sacramento, along U.S. Highway 50, a key growth corridor in the region. We believe our land has competitive business advantages over other land in the area, including being one of the largest single-owner land tracts suitable for development in the Sacramento region, having a very low cost basis, and being a desirable “in-fill” location surrounded by developing residential and business properties.

The Sacramento Land was acquired by Aerojet in the early 1950s for the manufacture and testing of propulsion products. Most of the Sacramento Land was never used for production or testing purposes, rather it was used to provide safe buffer zones for propulsion products. As a result of changes and relocations of certain propulsion activities, Aerojet has determined that some portions of the Sacramento Land are no longer necessary for Aerojet’s mission in Sacramento. Our plan is to continue to reposition the Sacramento Land for higher and better uses optimizing the land value. Currently, we have entitlement requests pending for the re-zoning of approximately 6,400 acres of the Sacramento Land. Our efforts regarding entitlement re-zoning changes for this approximately 6,400 acres are expected to increase the value of this land over its current value.

In conjunction with our entitlements efforts, we will continue to explore real estate structures (or transactions) that may further enhance the value of our Sacramento Land, including outright sales, and/or joint ventures with real estate developers, residential builders or other third parties.

The Sacramento Land(1) acreage is comprised of the following:

	Environmentally	Environmentally
	Unrestricted	Restricted(2)	Total

Land Currently Undergoing Entitlement and Re-zoning	3,010	3,435	6,445
Land Available for Future Entitlements	1,003	—	1,003
Aerojet Operations Land	24	5,108	5,132

Total Sacramento Land	4,037	8,543	12,580

(1)	Land is currently zoned Special Planning Area — Aerojet.

(2)	Land is subject to federal and/or state environmental restrictions (see Note 13(c) in Notes to Consolidated Financial Statements).

Land Currently Undergoing Entitlement and Re-zoning

Easton is the brand name that identifies the approximate 6,400 acres of Sacramento Land for which we are currently seeking entitlement. Our plans for Easton reflect our efforts to make Easton one of the finest master-planned communities in the region. Easton will include a broad range of housing as well as office, industrial, retail and recreational uses. The entitlement process in California is long and uncertain with numerous approvals required from various authorities, including the US Army Corps of Engineers and the United States Department of Interior,

Fish and Wildlife Service. The Company continues to work with these authorities providing data and input such that the entitlements may be obtained expediently.

The table below summarizes acreage for the various projects within Easton and based on information available our current best estimates of when we believe approvals and/or entitlements may be achieved:

	Expected	Environmentally	Environmentally
Project	Approvals/Entitlement	Unrestricted	Restricted	Total

Rio Del Oro	2007	—	2,716	2,716
Glenborough and Easton Place	2008	1,055	330	1,385
Westborough	2009	1,377	277	1,654
Folsom Sphere of Influence	Beyond 2009	522	103	625
Office Park and Auto Mall	Approved	56	9	65

Easton Total		3,010	3,435	6,445

The environmentally restricted acreage described above is subject to restrictions imposed by state and/or federal regulatory agencies because of Aerojet’s historical propulsion activities, even though most of the land was never used for propulsion production and testing. We are actively working with the various regulatory agencies that control the environmental restrictions to have those restrictions removed as early as practicable. Since 1997, we have successfully removed restrictions on approximately 3,800 acres of which approximately 1,100 acres were sold in 2001.

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

The Draft Rio Del Oro Specific Plan, dated September 7, 2005 (Plan) includes our 2,700 acres and the homebuilder’s 1,100 acres. The plan calls for 22 different proposed land uses with estimated land areas for each use. The Plan combines these land uses into four categories with estimated land acreage for each category as follows:

Total

Residential	1,920
Village Services and Employment	521
Education	152
Open Space and Public	1,236

Rio Del Oro Total	3,829

The Plan does not separate our portion of the Plan from the homebuilder’s portion. Our estimate for our 2,700 acres is as follows: Residential, 1,484 acres; Village Services and Employment, 184 acres; Education, 65 acres; and Open Space and Public, 983 acres. These are only estimated land uses and there are no assurances that Rancho Cordova will approve any plan and if it approves a plan, that the final plan will conform to these uses and areas.

Rio Del Oro is subject to certain state environmental restrictions which we are working with state regulators to remove. We believe the first portions of the Rio Del Oro land should have environmental restrictions lifted within the next year. The project also has extensive wetland conservation areas and preserved habitat for certain species on the Federal Endangered Species List. We are working on a conservation plan that will be a part of the approval of the land use application by Rancho Cordova.

In accordance with the California Environmental Quality Act (CEQA) and the National Environmental Policy Act (NEPA), Rancho Cordova staff and the applicants have been working to complete the EIR/EIS since mid-2005. On December 8, 2006, we achieved a significant milestone on our Rio Del Oro project with the publication of the draft EIS and the draft EIR. Rancho Cordova will also seek a 404 Permit under the Clean Water Act from the U.S. Army Corp of Engineers to allow development to occur on the property. In addition, Rancho Cordova will also obtain a Biological Opinion, which is the Fish and Wildlife Services document that states the applicant’s requirements to ensure it is in compliance with the Endangered Species Act.

In order to receive approvals, the following steps are necessary: Complete the Public hearings process, Approval of Specific Plan and related documents, Approval of EIR / EIS, Approval of Federal 404 permit, and issuance of Biological Opinion.

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

Total

Residential	542
Commercial, Mixed-Use and Office	198
Urban Transit and Mixed-Use Core	95
Open Space and Parkways	455
Schools	20
Community Resources and Roads	75

Glenborough and Easton Place Total	1,385

There are no assurances that the County will approve any plan and if it approves a plan that the final plan will conform to these uses and areas. Approximately 330 acres in Glenborough are subject to federal environmental restrictions. A portion of those 330 acres is also a closed landfill. Before these 330 acres, as well as other portions of Glenborough, can be sold or developed, the landfill must be removed and/or the existing federal environmental restrictions removed. We have submitted proposals to the appropriate agencies regarding remedial activities necessary to have the landfill removed and the restrictions lifted. We do not believe the necessary approvals will delay the County’s approval for our application. Significant areas will remain subject to environmental restrictions for a period of time after receipt of County approval of our entitlements application. However, we do not expect any delays in the overall project schedule because the sale of those portions of the project is not expected to begin for several years. The County began preparation of the EIR for Glenborough and Easton Place in June 2005. This project has a considerable habitat for the Valley Elderberry Long-horned Beetle (VELB), a protected species on the Federal Endangered Species List. We are working with USFWS to develop a comprehensive mitigation plan that will provide suitable mitigation for the impact caused by the project. This mitigation plan will be part of the approval of the land use application by the County.

In order to receive approvals, the following steps are necessary: Release EIR for public review and comment, Public hearings process, Approval of Land Use Master Plan (Specific Plan) and related documents, Approval of EIR, Approval of Federal 404 permit, and issuance of Biological Opinion.

Westborough — In 2004, we filed an application with Rancho Cordova for a general plan amendment for an approximate 1,650 acre project named Westborough. The Westborough application will be completed in two phases. In June 2005, we submitted an updated general plan amendment and a re-zoning application for approximately 1,100 acres as the initial phase of Westborough. Of the approximate 550 acres in the second phase of Westborough, a portion of the land is within the Rancho Cordova and a portion is in the County. Consequently, over the next few years, we will be working with the County and Rancho Cordova to reach agreement on the terms and conditions for annexation of the County land into Rancho Cordova. Once an agreement is achieved, we will file an application for the second phase. Rancho Cordova has retained a consultant to prepare the EIR for phase one.

In 2004, we contracted with a regional homebuilder to sell 100 acres of Westborough for $3.1 million. As partial consideration for this purchase agreement, the regional homebuilder also agreed to remove a restriction on residential development of Westborough extending through 2009 that had been granted to such developer pursuant to a 2001 transaction.

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

In order to receive approvals, the following steps are necessary: Release EIR for public review and comment, Public hearings process, Approval of Specific Plan and related documents, Approval of EIR, Approval of Federal 404 permit, and issuance of Biological Opinion.

Folsom Sphere of Influence — Approximately 625 acres of the Sacramento Land is within a larger area designated as the City of Folsom Sphere of Influence (SOI). Aerojet, in cooperation with the other landowners in the SOI, is working with Folsom to satisfy the conditions of annexation of the entire SOI, including our 625 acres, to Folsom. The proposed land uses for the 625 acres include residential, office, and retail. The annexation process is expected to be complex and lengthy.

Office Park and Auto Mall — In March 2003, we entered into a joint venture with Panattoni Development Company to develop an office park. An office park is consistent with the existing zoning for the property. We are working with the County and the U.S. Army Corps to obtain the necessary approvals.

In 2006, we obtained the approval from the County for a thirty-acre auto mall on Folsom Boulevard. We sold approximately 20 acres to two automobile dealers in fiscal 2003 for $5.9 million.

Land Available for Future Entitlements

We believe it will be several years before any of the 1,003 acres of available land will be processed for a change in entitlements. Some of this land is outside the current Urban Services Boundary established by the County and all of it is far from existing infrastructure, making it uneconomical to attempt to develop it at this time.

Aerojet Operations Land

We believe that the land currently available for Aerojet’s operations is more than adequate for its long-term needs. As a result, additional land may become available for re-zoning in the future.

Sacramento Real Estate Market

The rate of new home sales for the Sacramento region has continued its slowdown from historically high levels. We believe that this downturn does not change the long-term prospects for the Sacramento region, which still remains an attractive and affordable alternative to the San Francisco Bay area and other large metropolitan areas of California. The Sacramento Land is positioned in one of the strongest growth corridors of the region, and it commands a unique location advantage. We believe the compelling Sacramento area demographic and real estate fundamentals support our objective of creating value by re-zoning a substantial portion of the Sacramento Land.

Water Supply

In California, all applications for a change in land use must include a source of water to serve the proposed project. We addressed this critical issue with our 2003 water settlement agreement with the County for Rio and Westborough. We are currently negotiating with the City of Folsom on water issues for Glenborough. Pursuant to that agreement, Aerojet transferred all of the remediated groundwater to the County. Subject to conditions and limitations in the agreement, including all required approvals under CEQA, the County assumed the responsibility for providing replacement water to those water purveyors who have lost wells as a result of groundwater contamination. If the amount of Aerojet’s transferred remediated groundwater is in excess of the replacement water actually provided to the impacted water purveyors, the County has committed to make such excess water available to Aerojet to satisfy the requirements for the Easton project. The County has requested modifications to our existing agreement. We are currently considering their requests.

Other

Aerojet owns approximately 400 acres of land in Chino Hills, California. This property was used for the manufacture and testing of ordnance. With the sale of its ordnance business in the mid-1990s, Aerojet closed this facility and commenced clean-up of the site. At this time, Aerojet continues to work with state regulators and the City of Chino Hills to complete those efforts. Once the remediation is complete and based on the certification of use from the state, Aerojet will work with the City of Chino Hills to maximize the value of the site.

In addition to the projects described above, we currently lease to third parties approximately 330,000 square feet of office space and 10 acres of land. These leasing activities generated $6.5 million in revenue in fiscal 2006.

Although, we are actively working with various governmental and regulatory agencies to obtain the necessary entitlements and to lift environmental restrictions, we may not be able to obtain these required approvals in a timely manner, or at all. For a discussion of the risks related to our real estate activities, please see Item 1A, Risk Factors.

Environmental Matters

Our current and legacy business operations are subject to, and affected by, federal, state, local and foreign environmental laws and regulations relating to the discharge, treatment, storage, disposal, investigation and remediation of certain materials, substances and wastes. Our policy is to conduct our business with due regard for the preservation and protection of the environment. We continually assess compliance with these regulations and management of environmental matters. We believe our current operations are in substantial compliance with all applicable environmental laws and regulations.

Operation and maintenance costs associated with environmental compliance and management of contaminated sites are a normal, recurring part of our operations. These costs are not significant relative to total operating costs and most of such costs are incurred by our Aerospace and Defense segment and are generally allowable costs under contracts with the U.S. government.

Under existing U.S. environmental laws, a Potentially Responsible Party (PRP) is jointly and severally liable, and therefore we are potentially liable to the government or third parties for the full cost of remediating the contamination at our facilities or former facilities or at third-party sites where we have been designated as a PRP by the Environmental Protection Agency or a state environmental agency. The nature of environmental investigation and cleanup activities often makes it difficult to determine the timing and amount of any estimated future costs that may be required for remediation measures. However, we review these matters and accrue for costs associated with environmental remediation when it becomes probable that a liability has been incurred and the amount of the liability, usually based on proportionate sharing, can be reasonably estimated. These liabilities have not been discounted to their present value as the timing of cash payments is not fixed or reliably determinable. See Management’s Discussion and Analysis in Part II, Item 7 of this Report for additional information.

Employees

As of November 30, 2006, 16% of our 3,144 employees were covered by collective bargaining agreements which are due to expire in the summer of 2008. We believe that our relations with our employees are good.

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

The cancellation or material modification of one or more significant contracts could have a material adverse effect on our ability to realize anticipated sales and profitability.

Sales, directly and indirectly, to the U.S. government and its agencies accounted for approximately 84% of our total net sales in fiscal 2006. Our contracts typically permit the U.S. government to unilaterally modify or terminate a contract or to discontinue funding for a particular program at any time. The cancellation of one or more significant contracts could have a material adverse effect on our ability to realize anticipated sales and profits. The cancellation of a contract, if terminated for cause, could also subject us to liability for the excess costs incurred by the U.S. government in procuring undelivered items from another source. If terminated for convenience, our recovery of costs would be limited to amounts already incurred or committed, and our profit would be limited to work completed prior to termination.

Future reductions or changes in U.S. government spending could negatively affect our sales and profitability.

Our primary aerospace and defense customers include the DoD and its agencies, the government prime contractors that supply products to these customers, and NASA. As a result, we rely on particular levels of U.S. government spending on propulsion systems for defense and space applications and armament systems for precision tactical weapon systems and munitions applications, and our backlog depends, in a large part, on continued funding by the U.S. government for the programs in which we are involved. These spending levels are not generally correlated with any specific economic cycle, but rather follow the cycle of general political support for this type of spending. Although the DoD currently forecasts continued defense budget increases through its fiscal year 2011, which is the remainder of the DoD’s detailed forecast period, future levels of defense spending may not increase and could decrease. Moreover, although our contracts often contemplate that our services will be performed over a period of several years, Congress usually must approve funds for a given program each government fiscal year and may significantly reduce or eliminate funding for a program. A decrease in U.S. military expenditures, or the elimination or curtailment of a material program in which we are involved, could negatively affect our sales and profitability.

A significant percentage of our sales are generated from fixed-price contracts. If we experience cost overruns on these contracts, we would have to absorb the excess costs and our profitability would be adversely affected.

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

During fiscal 2006, approximately 51% of our net sales were from fixed-price contracts and 40% from cost reimbursable contracts.

Our success and growth in our Aerospace and Defense segment depends on our ability to secure contracts. We face significant competition, including from competitors with greater resources than ours, which may adversely effect our market share.

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

The aerospace and defense industry has undergone rapid and significant technological development over the last few years. Our competitors may implement new technologies before we are able to, allowing them to provide more effective products at more competitive prices. Future technological developments could:

•	adversely impact our competitive position if we are unable to react to these developments in a timely or efficient manner;

•	require us to write-down obsolete facilities, equipment, and technology;

•	require us to discontinue production of obsolete products before we can recover any or all of our related research, development and commercialization expenses; or

•	require significant capital expenditures for research, development, and launch of new products or processes.

We may experience warranty claims for product failures, schedule delays or other problems with existing or new products and systems, all of which could result in increased costs and loss of sales.

Many of the products we develop and manufacture are technologically advanced systems that must function under demanding operating conditions. Even though we believe that we employ sophisticated and rigorous design, manufacturing and testing processes and practices, we may not be able to successfully launch or manufacture our products on schedule or our products may not perform as intended.

Some of our contracts require us to forfeit a portion of our expected profit, receive reduced payments, provide a replacement product or service or reduce the price of subsequent sales to the same customer if our products fail to perform adequately. Performance penalties may also be imposed if we fail to meet delivery schedules or other measures of contract performance. We do not generally insure against potential costs resulting from any required remedial actions or costs or loss of sales due to postponement or cancellation of scheduled operations or product deliveries.

Our operations and properties are currently the subject of significant environmental claims, and the numerous environmental and other government regulations to which we are subject may become more stringent in the future and may reduce our profitability.

We are subject to federal, state and local laws and regulations that, among other things, require us to obtain permits to operate and install pollution control equipment and regulate the generation, storage, handling, transportation, treatment, and disposal of hazardous and solid wastes. We may also be subject to fines and penalties relating to the operation of our existing and formerly owned businesses, and are subject to toxic tort and asbestos lawsuits as well as other third-party lawsuits, due to either our past or present use of hazardous substances or the alleged on-site or off-site contamination of the environment through past or present operations. We may incur material costs in defending these proceedings or claims. Any adverse judgment or cash outlay could reduce our profitability and leave us with less cash available to service our debt.

For additional discussion of legal and environmental matters, please see the discussion in Note 13 in Notes to Consolidated Financial Statements.

Although some of our environmental costs may be recoverable and we have established reserves, given the many uncertainties involved in assessing liability for environmental claims, our reserves may not be sufficient.

Under an agreement with the U.S. government, the U.S. government recognizes as allowable for government contract cost purposes up to 88% of environmental expenses at our Sacramento and former Azusa sites and other sites environmental expenses are treated under the normal rules of cost allowability. Aerojet’s mix of contracts can affect the actual reimbursement made by the U.S. government. Because these costs are recovered through forward pricing arrangements, our ability to continue recovering these costs from the U.S. government depends on Aerojet’s sustained business volume under U.S. government contracts and programs and the relative size of Aerojet’s commercial business.

As of November 30, 2006, we had established reserves of $266.0 million, which we believe to be sufficient to cover our future remediation costs that could be incurred by us over the contractual term or next fifteen years of the estimated remediation. However, given the many uncertainties involved in assessing liability for environmental claims, our reserves may prove to be insufficient. We continually evaluate the adequacy of those reserves, and they could change. In addition, the reserves are based only on known sites and the known contamination at those sites. It is possible that additional sites needing remediation will be identified in the future or that unknown contamination at previously identified sites will be discovered. It is also possible that the regulatory agencies may change clean-up standards for chemicals of concern such as ammonium perchlorate and trichloroethylene. This could lead us to have additional expenditures for environmental remediation in the future and given the many uncertainties involved in assessing liability for environmental claims, our reserves may prove to be insufficient.

For additional discussion of environmental matters, please see the environmental discussion in Note 13 in Notes to Consolidated Financial Statements.

The release or explosion of dangerous materials used in our business could disrupt our operations and cause us to incur additional costs and liability.

Our business operations involve the handling and production of potentially explosive materials and other dangerous chemicals, including materials used in rocket propulsion and explosive devices. Despite our use of specialized facilities to handle dangerous materials and intensive employee training programs, the handling and production of hazardous materials could result in incidents that temporarily shut down or otherwise disrupt our manufacturing operations and could cause production delays. It is possible that a release of these chemicals or an explosion could result in death or significant injuries to employees and others. Material property damage to us and third parties could also occur. The use of these products in applications by our customers could also result in liability if an explosion or fire were to occur. Any release or explosion could expose us to adverse publicity or liability for damages or cause production delays, any of which could have a material adverse effect on our reputation and profitability.

Future reductions in airbag propellant volume could adversely affect our profitability.

One of our plants produces large volumes of propellants used in automobile airbags sold to a single customer. These products are subject to cost competition from other potential domestic and foreign suppliers. The loss of significant volume could affect fixed cost absorption for the plant and negatively impact profitability on other products.

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

Current suppliers of some raw materials used in the manufacturing of rocket nozzles, composite cases and explosives have announced plans to close their plants and discontinue certain product lines. These materials, which include a tar pitch material, a resin (ERL-4221) and HMX, are used industry-wide and, therefore, are key to many of our motor and warhead programs. We have started qualifying new suppliers and materials for these materials and we expect that such new materials can be available in time to meet our future production needs. In some situations, increased costs related to new suppliers may not be recoverable under our contracts.

The supply of ammonium perchlorate, a principal raw material used in solid propellant, is limited to a single source that supplies the entire domestic solid propellant industry. This single source, however, maintains two separate manufacturing lines a reasonable distance apart which helps mitigate the likelihood of a fire, explosion, or other problem impacting supply. The industry also currently relies on one primary supplier for graphite fiber, which is used in the production of composite materials. This supplier has multiple manufacturing lines for such material. Although other sources of graphite fiber exist, the addition of a new supplier would require us to qualify the new source for use. As of November 30, 2006, there is no indication that the availability of these key materials is in jeopardy.

We are also impacted, as is the rest of the industry, by increases in the prices and lead-times of raw materials used in production on various fixed-price contracts. We have seen an increase in the price and lead-times of commodity metals, primarily steel, titanium and aluminum. We monitor the price and supply of these materials and work closely with suppliers to schedule purchases far enough in advance and in the most economical means possible to reduce program impact. Additionally, whenever possible, we have negotiated with our customers economic and/or price adjustment clauses tied to commodity indices. Our past success in negotiating these terms is no indication of our ability to continue to do so.

Prolonged disruptions in the supply of any of our key raw materials, difficulty qualifying new sources of supply, implementing use of replacement materials or new sources of supply, and/or a continuing increase in the prices of raw materials could have a material adverse effect on our operating results, financial condition and/or our cash flows.

Substantially all of our real estate is located in Sacramento County, California making us vulnerable to changes in economic and other conditions in that particular market.

As a result of the geographic concentration of our properties, our long-term performance and the value of our properties will depend upon conditions in the Sacramento region, including:

•	the sustainability and growth of industries located in the Sacramento region;

•	the financial strength and spending of the State of California;

•	local real estate market conditions;

•	changes in neighborhood characteristics;

•	changes in interest rates; and

•	real estate tax rates.

If unfavorable economic or other conditions occur in the region, our plans and business strategy could be adversely affected.

The real estate business is inherently risky.

Our real estate business activities may subject us to various risks including the following:

•	we may be unable to obtain, or suffer delays in obtaining, necessary re-zoning, land use, building, occupancy and other required governmental permits and authorizations, which could result in increased costs or our abandonment of these projects;

•	we may be unable to complete environmental remediation or to have lifted state and federal environmental restrictions on our real estate, which could cause a delay or abandonment of these projects;

•	we may be unable to obtain sufficient water sources to service our projects, which may prevent us from executing our plans;

•	our real estate activities require significant capital expenditures and we may not be able to obtain financing on favorable terms, which may render us unable to proceed with our plans;

•	economic and political uncertainties could have an adverse effect on consumer buying habits, construction costs, availability of labor and materials and other factors affecting us and the real estate industry in general;

•	our property is subject to federal, state and local regulations and restrictions that may impose significant limitations on our plans. Much of our property is raw land which includes the natural habitats of various endangered or protected wildlife species requiring mitigation;

•	if our land use plans are approved by the appropriate governmental authorities, we may face potential lawsuits from those who oppose such plans. Such lawsuits and the costs associated with such opposition could be material and have an adverse effect on our ability to sell property or realize income from our projects; and

•	the time frame required for approval of our plans means that we may have to wait years for a significant cash return.

We have limited experience in real estate activities.

While we have owned our Sacramento real estate for over 50 years, we have limited real estate experience. Therefore, we do not have substantial history from which you can draw conclusions about our ability to execute our real estate business plans.

We have a substantial amount of debt, and the cost of servicing that debt could adversely affect our ability to take actions or our liquidity or financial condition.

We have a substantial amount of debt for which we are required to make interest and principal payments. As of November 30, 2006, we had $462.4 million of debt. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future.

Our level of debt places significant demands on our cash resources, which could:

•	make it more difficult to satisfy our outstanding debt obligations;

•	require us to dedicate a substantial portion of our cash for payments on debt, reducing the amount of cash flow available for working capital, capital expenditures, entitlement of our real estate assets, and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in the industries in which we compete;

•	place us at a competitive disadvantage compared to our competitors, some of which have lower debt service obligations and greater financial resources than we do;

•	limit our ability to borrow additional funds; or

•	increase our vulnerability to general adverse economic and industry conditions.

If we are unable to generate sufficient cash flow to service our debt and fund our operating costs, our liquidity may be adversely affected.

We are obligated to comply with financial and other covenants outlined in our debt indentures and agreements that could restrict our operating activities and the failure to comply could result in defaults that accelerate the payment of our debt.

Our debt instruments generally contain various restrictive covenants which include, among others, provisions restricting our ability to:

•	incur additional debt;

•	enter into certain leases;

•	make certain distributions, investments and other restricted payments;

•	limit the ability of restricted subsidiaries to make payments to us;

•	enter into transactions with affiliates;

•	create certain liens;

•	purchase assets or businesses;

•	sell assets and if sold, use the proceeds; and

•	consolidate, merge or sell all or substantially all of our assets.

Our secured debt also contains other customary covenants, including, among others, provisions:

•	relating to the maintenance of the property securing the debt; and

•	restricting our ability to pledge assets or create other liens.

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

All of the operations of our Aerospace and Defense and Real Estate businesses are conducted through subsidiaries. Consequently, our cash flow and ability to service our debt obligations will be largely dependent upon the earnings and cash flows of our operating subsidiaries and the distribution of those earnings to us, or upon loans, advances or other payments made by these subsidiaries to us. The ability of our subsidiaries to pay dividends or make other payments or advances to us will depend upon their operating results and cash flows and will be subject to applicable laws and any contractual restrictions contained in the agreements governing their debt, if any.

We are from time to time subject to significant litigation, the outcome of which may have a material adverse effect on our financial performance, cash flow and liquidity.

From time to time, we and our subsidiaries are subject to material litigation. We may be unsuccessful in defending or pursuing these lawsuits or claims. Regardless of the outcome, litigation can be very costly and can divert management’s efforts. Adverse outcomes in litigation, including toxic tort claims pending against Aerojet and any appeals of the unfair labor claims brought by former employees of the Company’s Snappon SA subsidiary in France could have a material adverse effect on our financial performance, cash flow and liquidity. See Item 3, Legal Proceedings and Note 13 in Notes to Consolidated Financial Statements for more detailed information on legal proceedings.

We may expand our operations through acquisitions, which may divert management’s attention and expose us to unanticipated liabilities and costs. We may experience difficulties integrating any acquired operations, and we may incur costs relating to acquisitions that are never consummated.

Our business strategy may include continued expansion of our Aerospace and Defense operations through future acquisitions that make both strategic and economic sense. However, our ability to consummate any future acquisitions on terms that are favorable to us may be limited by the number of attractive acquisition targets, internal demands on our resources and our ability to obtain financing. Our success in integrating newly acquired businesses will depend upon our ability to retain key personnel, avoid diversion of management’s attention from operational matters, integrate general and administrative services and key information processing systems and, where necessary, requalify our customer programs. In addition, future acquisitions could result in the incurrence of additional debt, costs and contingent liabilities. We may also incur costs and divert management attention to acquisitions that are never consummated. Integration of acquired operations may take longer, or be more costly or disruptive to our business, than originally anticipated. It is also possible that expected synergies from future acquisitions may not materialize.

Although we undertake a diligence investigation of each business that we have or may acquire, there may be liabilities of the acquired companies that we fail to, or are unable to, discover during the diligence investigation and for which we, as a successor owner, may be responsible. In connection with acquisitions, we generally seek to minimize the impact of these types of potential liabilities through indemnities and warranties from the seller. However, these indemnities and warranties, if obtained, may not fully cover the liabilities due to limitations in scope, amount or duration, financial limitations of the indemnitor or warrantor or other reasons.

We have recently focused our operations through divestitures. We may incur additional costs related to these divestitures, which may negatively impact our profitability.

In connection with our divestitures of the Fine Chemicals and GDX Automotive (GDX) businesses in 2005 and 2004, respectively, we have incurred and may incur additional costs, including costs related to the closure of a manufacturing facility in Chartres, France. As part of these and other divestitures, we have provided customary indemnification to the purchasers for such matters as claims arising from the operation of the businesses prior to disposition, and liability to investigate and remediate environmental contamination existing prior to disposition. These additional costs and the indemnification of the purchasers of our former businesses may require additional cash expenditures, which will have a material adverse effect on our operating results, financial condition and/or our cash flows.

A strike or other work stoppage, or our inability to renew collective bargaining agreements on favorable terms, could have a material adverse effect on our cost structure and ability to run our facilities and produce our products.

As of November 30, 2006, 16% of our 3,144 employees were covered by collective bargaining agreements which are due to expire in the summer of 2008. If we are unable to negotiate acceptable new agreements with the unions representing our employees upon expiration of the existing contracts, we could experience strikes or work stoppages. Even if we are successful in negotiating new agreements, the new agreements could call for higher wages or benefits paid to union members, which would increase our operating costs and could adversely affect our profitability. If our unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of operations at our facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of our major customers could also have similar effects on us.

Due to the nature of our business, our sales levels may fluctuate causing our quarterly operating results to fluctuate.

Changes in our operating results from quarter to quarter may result in volatility in the market price of our common stock. Our quarterly and annual sales are affected by a variety of factors that may lead to significant variability in our operating results:

•	in our Aerospace and Defense business, sales earned under long-term contracts are recognized either on a cost basis, when deliveries are made, or when contractually defined performance milestones are achieved. The timing of deliveries or milestones may fluctuate from quarter to quarter; and

•	in our Real Estate business, sales of property may be made from time to time, which may result in variability in our operating results.

Investment returns on pension plan assets and the discount rate used to determine pension liabilities may have a material adverse effect on our shareholders’ deficit.

In the event pension liabilities exceed pension assets on the annual measurement date as a result of the investment returns on such assets and/or the discount rate used to measure pension liabilities, we would record a material charge which will cause an increase to our shareholders’ deficit. See Note 20 in Notes to Consolidated Financial Statements for more detailed information on the impact of the adoption of Statement of Financial Accounting Standards No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

A loss of key personnel or highly skilled employees could disrupt our operations.

Our executive officers are critical to the management and direction of our businesses. Our future success depends, in large part, on our ability to retain these officers and other capable management personnel. In general, we do not enter into employment agreements with our executive officers. We have entered into severance agreements with our executive officers that allow those officers to terminate their employment under particular circumstances following a change of control of the Company. Although we believe that we will be able to attract and retain talented personnel and replace key personnel should the need arise, our inability to do so could disrupt our operations. In addition, because of the complex nature of many of our products and programs, we are generally dependent on an educated and highly-skilled engineering staff and workforce. Our operations could be disrupted by a shortage of available skilled employees.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could negatively impact the market price of our stock price.

If, in the future, we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could negatively impact the market price of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Significant operating, manufacturing, research, design, and/or marketing facilities are set forth below.

Facilities

Corporate Headquarters

GenCorp Inc.
Highway 50 and Aerojet Road
Rancho Cordova, California 95670

Mailing address:
P.O. Box 537012
Sacramento, California 95853-7012

Manufacturing/Research/Design/Marketing Locations

Aerospace and Defense	Design/Manufacturing Facilities:	Marketing/Sales Offices:
Aerojet-General Corporation	Camden, Arkansas*	Huntsville, Alabama*
P.O. Box 13222	Clearfield, Utah*	Southfield, Michigan*
Sacramento, California	El Segundo, California*	Washington, DC*
95813-6000	Gainesville, Virginia*
Jonesborough, Tennessee**
Orange, Virginia
Rancho Cordova, California
Redmond, Washington
Socorro, New Mexico*
Vernon, California*
Real Estate 620 Coolidge Drive, Suite 100 Folsom, California 95630*

*	An asterisk next to a facility listed above indicates that it is a leased property.

**	This facility is owned and operated by Aerojet Ordnance Tennessee, Inc., a wholly-owned subsidiary of Aerojet.

We believe each of the facilities is adequate for the business conducted at that facility. The facilities are suitable and adequate for their intended purpose and taking into account current and future needs. A portion of Aerojet’s property in California, and its Redmond, Washington facility are encumbered by a deed of trust or mortgage. In addition, we own and lease properties (primarily machinery and warehouse and office facilities) in various locations for use in the ordinary course of our business.

Item 3.	Legal Proceedings

The following information pertains to legal proceedings, including proceedings relating to environmental matters, which are discussed in detail in Notes 13(b) and 13(c) in Notes to Consolidated Financial Statements.

Groundwater Cases

Sacramento Litigation

Aerojet was sued by eleven individual plaintiffs residing in the vicinity of Aerojet’s facilities near Sacramento, California. Haynes et al. v. Aerojet-General Corporation, Case No. O6AS04555, Sacramento County (CA) Superior Court (the Sacramento litigation), served December 15, 2006.

In the Sacramento litigation, the plaintiffs allege that Aerojet contaminated groundwater provided by water purveyors as drinking water, which plaintiffs consumed causing illness, death and economic injury. Plaintiffs seek judgment against Aerojet for unspecified general, special, and punitive damages.

Orange County Water Case

Orange County Water District v. Northrop Corporation, et al., Case No. O4CC00715, Orange County (CA) Superior Court, served December 29, 2004. Aerojet and other defendants were sued by the Orange County Water District, a public entity with jurisdiction over groundwater resources and water supplies in Orange County, California. The plaintiff alleges that groundwater in Orange County is contaminated with chlorinated solvents that were allegedly released to the environment by Aerojet and other industrial defendants causing it to incur unspecified response costs and other damages. The plaintiff seeks declaratory relief and recovery of past costs in connection with the investigation and remediation of groundwater resources. Discovery is ongoing.

Water Entity Cases

South El Monte Operable Unit (SEMOU) Related Cases

In October 2002, Aerojet, along with approximately 65 other individual and corporate defendants, was served with four civil suits filed in the U.S. District Court for the Central District of California pursuant to which plaintiff water purveyors seek recovery of costs allegedly incurred in response to the contamination present at the SEMOU of the San Gabriel Valley Superfund site. The cases are denominated as follows:

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

Vinyl Chloride Litigation

The following table sets forth information related to our vinyl chloride litigation:

	Year Ended November 30,
	2006	2005	2004
	(Dollars in thousands)

Claims filed	1	4	14
Claims dismissed	1	9	8
Claims settled	2	9	1
Claims pending	8	10	24
Aggregate settlement costs	$76	$18	$425
Average settlement costs	$38	$2	$425

Legal and administrative fees for the vinyl chloride cases for fiscal years 2006, 2005, and 2004 were $0.4 million for each period.

Asbestos Litigation

The following table sets forth information related to our asbestos litigation:

	Year Ended November 30,
	2006	2005		2004
	(Dollars in thousands)

Claims filed	62	149	*	63
Claims dismissed	55	65		27
Claims settled	5	2		8	**
Claims pending	154	152		70
Aggregate settlement costs	$67	$50		$3,073	**
Average settlement costs	$14	$25		$384	**

*	Includes 30 cases tendered to the Company by PCC Flow Technologies, Inc. and its affiliates (PCC). PCC had originally tendered 57 cases, but 27 of such cases were dismissed prior to the Company’s and PCC’s August 31, 2005 settlement agreement.

**	The number of claims settled and the aggregate settlement costs and average settlement costs for fiscal 2004 include the Goede et al. v. Chesterton Inc. et al. matter in which there was a judgment of approximately $5 million against Aerojet, which was reduced to approximately $2 million after setoff based on plaintiffs’ settlements with other defendants. The total amount paid, including interest accruing from the date of judgment, was $2 million.

Legal and administrative fees for the asbestos cases for fiscal years 2006, 2005, and 2004 were $0.5 million, $0.5 million, and $1.0 million, respectively.

Snappon SA Wrongful Discharge Claims

In November 2003, we announced the closing of a GDX Automotive manufacturing facility in Chartres, France owned by Snappon SA, a subsidiary of the Company. The decision resulted primarily from declining sales volumes with French automobile manufacturers. In accordance with French law, Snappon SA negotiated with the local works’ council regarding the implementation of a social plan for the employees. Following the implementation of the social plan, approximately 188 of the 249 former Snappon employees sued Snappon SA in the Chartres Labour Court alleging wrongful discharge. Snappon SA is vigorously defending these claims. The claims have been heard in two groups. On April 11, 2006, the Labour Court rejected most of the claims of the first group of 44 former employees and held Snappon SA responsible for €12,000 as damages. This first group of former employees has appealed this decision. In March 2006, the Labour Court held a hearing with respect to a second group of 136 former employees, which group claimed damages in excess of €12.7 million. On June 27, 2006, the Labour Court dismissed the claims filed by 15 of the second group of former employees who had been seeking in excess of €1.3 million. The Labour Court could not reach a decision on the remaining claims filed by the 121 other former employees so the Court held a hearing in front of a new judge in October 2006. On December 19, 2006, the judge dismissed the claims by the 121 former employees. No hearing date has been set for the remaining 8 former employees who have brought wrongful discharge claims.

Other Legal Proceedings

We are subject to other legal actions, governmental investigations, and proceedings relating to a wide range of matters in addition to those discussed above. While there can be no certainty regarding the outcome of any litigation, investigation, or proceeding, after reviewing the information that is currently available with respect to such matters, we believe that any liability that may ultimately be incurred with respect to these matters is not expected to materially affect our consolidated financial condition. It is possible that amounts incurred could be significant in any particular reporting period.

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

Our common stock is quoted on the New York Stock Exchange under the trading symbol “GY.” The following table lists, on a per share basis for the periods indicated, the high and low sale prices for the common stock as reported by the New York Stock Exchange:

	Common Stock
	Price
Fiscal Year Ended November 30,	High	Low

2005
First Quarter	$18.99	$16.75
Second Quarter	$21.25	$17.88
Third Quarter	$20.62	$18.20
Fourth Quarter	$19.99	$17.74
2006
First Quarter	$20.39	$17.32
Second Quarter	$20.75	$17.80
Third Quarter	$18.64	$12.92
Fourth Quarter	$14.63	$12.02

As of January 16, 2007, there were 9,059 holders of record of the common stock. On January 16, 2007, the last reported sale price of our common stock on the New York Stock Exchange was $13.75 per share.

Beginning in December 2004, our Senior Credit Facility (described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Liquidity and Capital Resources”) restricted the payment of dividends and we do not anticipate paying cash dividends in the foreseeable future.

Information concerning long-term debt, including material restrictions relating to payment of dividends on our common stock appears in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Liquidity and Capital Resources” and in Part II, Item 8. Consolidated Financial Statements and Supplementary Data at Note 11 in Notes to Consolidated Financial Statements, which is incorporated herein by reference. Information concerning securities authorized for issuance under our equity compensation plans appears in Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters under the caption “Equity Compensation Plan Information,” which is incorporated herein by reference.

Item 6.	Selected Financial Data

The following selected financial data is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements, including the Notes thereto in Item 8. Consolidated Financial Statements and Supplementary Data, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended November 30,
	2006	2005	2004	2003	2002
	(In millions, except per share and dividend amounts)

Net sales(1)	$621.1	$622.4	$495.4	$347.9	$277.2
Net income (loss):
Income (loss) from continuing operations, net of income taxes	$(39.0)	$(206.4)	$(86.5)	$11.7	$15.3
Income (loss) from discontinued operations, net of income taxes(1)	2.4	(23.6)	(311.1)	10.3	15.0
Cumulative effect of changes in accounting principles, net of income taxes(2)	(1.9)	—	—	—	—

Net income (loss)	$(38.5)	$(230.0)	$(397.6)	$22.0	$30.3

Basic earnings (loss) per share of Common Stock
Income (loss) from continuing operations	$(0.70)	$(3.78)	$(1.92)	$0.26	$0.36
Income (loss) from discontinued operations, net of income taxes(1)	0.04	(0.43)	(6.90)	0.24	0.35
Cumulative effect of changes in accounting principles, net of income taxes(2)	(0.03)	—	—	—	—

Total	$(0.69)	$(4.21)	$(8.82)	$0.50	$0.71

Diluted earnings (loss) per share of Common Stock
Income (loss) from continuing operations	$(0.70)	$(3.78)	$(1.92)	$0.26	$0.35
Income (loss) from discontinued operations, net of income taxes(1)	0.04	(0.43)	(6.90)	0.24	0.35
Cumulative effect of changes in accounting principles, net of income taxes(2)	(0.03)	—	—	—	—

Total	$(0.69)	$(4.21)	$(8.82)	$0.50	$0.70

Cash dividends paid per share of Common Stock	$—	$—	$0.06	$0.12	$0.12
Other financial data:
Total assets	$1,021.4	$1,057.4	$1,495.1	$1,929.0	$1,656.0
Long-term debt, including current maturities	$462.4	$443.9	$577.1	$538.0	$387.0

(1)	On August 31, 2004, we completed the sale of our GDX Automotive (GDX) business. On November 30, 2005, we completed the sale of our Fine Chemicals business. On November 17, 2006, we completed the sale of our Turbo product line. The GDX and Fine Chemicals businesses and Turbo product line are classified as discontinued operations in the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

(2)	During fiscal 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, and Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS Statement No. 143, Accounting for Asset Retirement Obligations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion should be read in conjunction with the other sections of this Report, including the Consolidated Financial Statements and Notes thereto appearing in Item 8. Consolidated Financial Statements and Supplementary Data of this Report, the risk factors appearing in Item 1A. Risk Factors of this Report and the disclaimer regarding forward-looking statements appearing at the beginning of Item 1. Business of this Report. Historical results set forth in Item 6. Selected Financial Data and Item 8. Consolidated Financial Statements and Supplementary Data of this Report should not be taken as indicative of our future operations.

Overview

We are a technology-based manufacturer of aerospace and defense systems with a real estate business segment that includes activities related to the entitlement, sale, and leasing of our excess real estate assets. Our continuing operations are organized into two segments:

Aerospace and Defense — includes the operations of Aerojet-General Corporation, or Aerojet, which develops and manufactures propulsion systems for defense and space applications, armament systems for precision tactical weapon systems and munitions applications. We are one of the largest providers of propulsion systems in the United States (U.S.) and the only company that provides both solid and liquid propellant based systems. Primary customers served include major prime contractors to the United States government, the Department of Defense (DoD), and the National Aeronautics and Space Administration (NASA).

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

For all periods presented, we have classified the results of operations of GDX, Fine Chemicals, and the Turbo product line as discontinued operations in the Consolidated Statements of Operations. The assets and liabilities remaining related to the GDX operations after the sale to Cerberus Capital Management, L.P. (Cerberus) on August 31, 2004 have been classified as Assets of Discontinued Operations and Liabilities of Discontinued Operations in the Consolidated Balance Sheet as of November 30, 2006 (see Note 17 in Notes to Consolidated Financial Statements).

Business Outlook

Aerospace and Defense — Overall, sales are anticipated to grow further in fiscal 2007, with new awards in space exploration and solid booster motors for missile defense and tactical missiles leading the way. For fiscal 2007, sales on the Atlas V contract are expected to remain at fiscal 2006 levels, with Titan sales rebounding in fiscal 2007 as final close-out activities are conducted.

Real Estate — We expect to actively work with governmental authorities to effect entitlement changes and to lift environmental restrictions for approximately 6,400 acres of the Sacramento Land as soon as practicable. In conjunction with these efforts, we will continue to explore real estate structures (or transactions) that may further enhance the value of our real estate assets, including outright sales, and/or joint ventures with real estate developers, residential builders or other third parties.

Retirement Benefits Related Items — We estimate that our net periodic benefit expense will be approximately $21 million in fiscal 2007. The significant decrease in net periodic benefit expense is primarily due to (i) our decision to increase the discount rate in 2006 used to determine benefit obligations, due to higher market interest rates, and (ii) a diminishing actuarial loss base due to the recognition of prior year’s losses over five years. In addition, we estimate the adoption of Financial Accounting Standards (FASB) SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans in the fourth quarter of fiscal 2007 will increase our postretirement liability and shareholders’ deficit by approximately $66 million to $122 million.

Results of Operations

	Year Ended November 30,
	2006	2005	2004
	(In millions)

Net sales	$621.1	$622.4	$495.4
Costs and expenses
Cost of products sold	565.0	737.3	444.2
Selling, general and administrative	28.8	29.5	49.3
Depreciation and amortization	27.2	28.4	31.3
Interest expense	27.2	23.6	35.0
Other (income) expense, net	8.1	1.9	(15.9)
Unusual items
Loss on repayment of debt	—	18.1	8.8
Legal settlements and estimated loss on legal matters	8.5	31.1	—
Gain on settlements and recoveries	—	(11.8)	—

Total costs and expenses	664.8	858.1	552.7
Loss from continuing operations before income taxes and cumulative effect of changes in accounting principles	(43.7)	(235.7)	(57.3)
Income tax (benefit) provision	(4.7)	(29.3)	29.2

Loss from continuing operations before cumulative effect of changes in accounting principles	(39.0)	(206.4)	(86.5)
Income (loss) from discontinued operations, net of income taxes	2.4	(23.6)	(311.1)

Loss before cumulative effect of changes in accounting principles	(36.6)	(230.0)	(397.6)
Cumulative effect of changes in accounting principles, net of income taxes	(1.9)	—	—

Net loss	$(38.5)	$(230.0)	$(397.6)

Net Sales

Consolidated net sales decreased to $621.1 million in fiscal 2006 compared to $622.4 million in fiscal 2005. Revenue growth in missile defense, tactical motors, and space propulsion programs was offset by volume declines in the Atlas V ($30.1 million) and Titan ($35.7 million) programs.

Consolidated net sales increased to $622.4 million in fiscal 2005 compared to $495.4 million in fiscal 2004. The increase in sales in fiscal 2005 was primarily due to the following programs: Atlas V, Standard Missile, and Terminal High-Altitude Area Defense (THAAD).

The following customers represented more than 10% of net sales:

	Year Ended November 30,
	2006	2005	2004

Lockheed Martin Corporation (Lockheed Martin)	39%	39%	32%
Raytheon Company (Raytheon)	19	16	15
The Boeing Company (Boeing)	10	—	—

Sales in fiscal 2006, fiscal 2005, and fiscal 2004 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled $523.5 million, $500.8 million, and $419.9 million, respectively.

During fiscal 2006, approximately 51% of our net sales were from fixed-price contracts and 40% from cost reimbursable contracts.

Loss from Continuing Operations Before Income Taxes and Cumulative Effect of Changes in Accounting Principles

For fiscal 2006, we reported a loss from continuing operations before income taxes and cumulative effect of changes in accounting principles of $43.7 million compared to $235.7 million for fiscal 2005. The decrease in the loss reported was primarily due to the following:

•	Improvement in performance of our Aerospace and Defense segment, primarily driven by the $169.4 million write-down of inventory associated with the Atlas V contract in fiscal 2005. See discussion of “Segment Performance” below.

•	Unusual charges of $8.5 million in fiscal 2006 compared to $37.4 million in fiscal 2005. See discussion of “Unusual Items” below.

•	Employee retirement benefit expense of $43.5 million in fiscal 2006 compared to expense of $47.8 million in fiscal 2005. See discussion of “Retirement Benefit Plans” below.

These were partially offset by the following:

•	Increased interest expense of $3.6 million in fiscal 2006 as compared to fiscal 2005. The increase was primarily due to interest allocated to discontinued operations in fiscal 2005 and higher debt levels.

•	Increased spending of $2.9 million related to corporate and other expenses. See discussion of “Corporate and Other Expenses” below.

For fiscal 2005, we reported a loss from continuing operations before income taxes of $235.7 million compared to a loss from continuing operations of $57.3 million for fiscal 2004. The increased loss was primarily due to the following:

•	Declines in performance of our Aerospace and Defense and Real Estate segments, primarily driven by the write-down of the inventory associated with the Atlas V contract. See discussion of “Segment Performance” below.

•	Employee retirement benefit expense of $47.8 million in fiscal 2005 compared to expense of $44.6 million in fiscal 2004. See discussion of “Retirement Benefit Plans” below.

•	Unusual charges of $37.4 million in fiscal 2005 compared to $8.8 million in fiscal 2004. See discussion of “Unusual Items” below.

These were partially offset by the following:

•	Decreased spending related to corporate and other expenses. See discussion of “Corporate and Other Expenses” below.

•	Decreased interest expense of $11.4 million in fiscal 2005 as compared to fiscal 2004. The decrease is the result of lower average debt and interest rates as a result of the sale of GDX in August 2004 and our recapitalization transactions, initiated in November 2004 and completed in February 2005.

Segment Results

We evaluate our operating segments based on several factors, of which the primary financial measure is segment performance. Segment performance, which is a non-GAAP financial measure, represents net sales from continuing operations less applicable costs, expenses and provisions for unusual items relating to the segment operations. Segment performance excludes corporate income and expenses, commercial legacy income or expenses, provisions for unusual items not related to the segment operations, interest expense, and income taxes. We believe that segment performance provides information useful to investors in understanding our underlying operational performance. Specifically, we believe the exclusion of the items listed above permits an evaluation and a comparison of results for ongoing business operations, and it is on this basis that management internally assesses operational performance.

	Year Ended November 30,
	2006	2005	2004
	(In millions)

Net Sales:
Aerospace and Defense	$614.6	$615.8	$489.1
Real Estate	6.5	6.6	15.1
Intersegment sales elimination	—	—	(8.8)

Total	$621.1	$622.4	$495.4

Segment Performance:
Aerospace and Defense	$61.2	$(109.2)	$39.5
Retirement benefit plan expense(1)	(34.8)	(34.2)	(27.0)
Unusual items(2)	(8.5)	9.8	—
Environmental remediation provision adjustments(3)	(7.4)	(3.9)	17.1

Aerospace and Defense Total	10.5	(137.5)	29.6

Real Estate	2.3	3.9	12.3

Total	$12.8	$(133.6)	$41.9

Reconciliation of segment performance to loss from continuing operations before income taxes and cumulative effect of changes in accounting principles:

Segment Performance	$12.8	$(133.6)	$41.9
Interest expense	(27.2)	(23.6)	(35.0)
Corporate retirement benefit plan expense(1)	(8.7)	(13.6)	(17.6)
Corporate and other expenses	(20.6)	(17.7)	(37.8)
Corporate unusual items(2)	—	(47.2)	(8.8)

Loss from continuing operations before income taxes and cumulative effect of changes in accounting principles	$(43.7)	$(235.7)	$(57.3)

(1)	See discussion of benefit plan expense under the caption “Retirement Benefit Plans” following the segment discussion. Discussions of the individual operating segments’ results below exclude these items.

(2)	See discussion of unusual charges under the caption “Unusual Items” following the segment discussion. Discussions of the individual operating segments’ results below exclude these items.

(3)	See discussion of environmental remediation provision adjustments under the caption “Environmental Matters” following the segment discussion. Discussions of the Aerospace and Defense operating segment results below exclude these costs.

Aerospace and Defense

Fiscal 2006

Net sales decreased to $614.6 million in fiscal 2006 compared to $615.8 million in fiscal 2005. Revenue growth in missile defense, tactical motors, and space propulsion programs was offset by volume declines in the Atlas V ($30.1 million) and Titan ($35.7 million) programs.

For fiscal 2006, segment performance was income of $10.5 million compared to a loss of $137.5 million in fiscal 2005. Excluding the effect of environmental remediation provision adjustments, retirement benefit plan expense and unusual items, segment performance was $61.2 million (10.0% of sales) in fiscal 2006 compared to loss of $109.2 in fiscal 2005. Significant factors impacting the change in segment performance compared to the prior year were: (i) a $169.4 million write-down of inventory associated with the Atlas V program in fiscal 2005 which was charged to cost of products sold; (ii) the completion of high margin Titan launch support activities in fiscal 2005; and, (iii) a variety of other changes in fiscal 2006 sales that positively impacted mix and performance.

Fiscal 2005

Sales for fiscal 2005 increased 26% to $615.8 million compared to $489.1 million in fiscal 2004. Included in these amounts were Atlas sales of $83.9 million in fiscal 2005 and $12.8 million in fiscal 2004. Excluding Atlas sales, fiscal 2005 sales increased 12% to $531.9 million compared to $476.3 million in fiscal 2004. The fiscal 2005 sales improvements excluding Atlas include net increases in most of Aerojet’s product areas with individual program increases of greater than $10.0 million related to Standard Missile, THAAD, and Tomahawk.

Segment performance was a loss of $137.5 million in fiscal 2005 compared to income of $29.6 million in fiscal 2004. Excluding the effect of retirement benefit plan expense, environmental remediation provision adjustments, and unusual items, segment performance was a loss of $109.2 million in fiscal 2005 compared to income of $39.5 million in fiscal 2004. Significant factors impacting the change in segment performance compared to the prior year were: (i) a $169.4 million and $16.0 million write-down of inventory associated with the Atlas V program in fiscal 2005 and fiscal 2004, respectively, which were charged to cost of products sold; and (ii) changes in product mix that resulted in lower margins during fiscal 2005.

Real Estate

Fiscal 2006

Real Estate sales and segment performance for fiscal 2006 were $6.5 million and $2.3 million, respectively, compared to $6.6 million and $3.9 million, respectively, for fiscal 2005. Results for fiscal 2006 and 2005 consist of rental property operations and there were no significant sales of real estate assets. The decrease in segment performance was driven primarily by additional expenditures, including costs associated with the exploration of potential real estate joint ventures with third parties.

Fiscal 2005

Real Estate sales and segment performance for fiscal 2005 were $6.6 million and $3.9 million, respectively, compared to $15.1 million and $12.3 million, respectively, for fiscal 2004. The fiscal 2004 results included revenue from a property usage agreement and an exclusive mining rights agreement. Results for fiscal 2005 consist of rental property operations and there were no significant sales of real estate assets.

Corporate and Other Expenses

Corporate and other expenses increased to $20.6 million in fiscal 2006 compared to $17.7 million in fiscal 2005. The increase in spending was primarily due to higher expenses related to the election of the Company’s directors and a $1.7 million charge for the Company’s estimated share of future environmental remediation costs, following a July 2006 ruling in a lawsuit with Olin Corporation.

Corporate and other expenses decreased to $17.7 million in fiscal 2005 compared to $37.8 million in fiscal 2004. The decrease in spending was primarily due to lower corporate costs as a result of personnel reductions and resource redeployment to Aerojet to adjust for the reduction in operations as a result of the divesture of GDX in August 2004.

Corporate and other expenses include costs associated with commercial legacy business matters, including legal and environmental costs.

Retirement Benefit Plans

Expense from pension and medical and life retirement benefit plans is as follows:

		Year Ended
	November 30,
	2006	2005	2004
	(In millions)

Aerospace and Defense	$34.8	$34.2	$27.0
Corporate	8.7	13.6	17.6

Retirement benefit plan expense	$43.5	$47.8	$44.6

The decreased cost of benefit plans in fiscal 2006 compared to fiscal 2005 was primarily due to favorable investment returns during the past two years and a diminishing actuarial loss base due to the recognition of prior year’s losses over five years. The increased cost of benefit plans in fiscal 2005 compared to fiscal 2004 is primarily due to the deferred recognition of the underperformance of the U.S. pension plan assets in prior years and a decrease in the discount rate used to determine benefit obligations.

Unusual Items

Charges and gains associated with unusual items are summarized as follows:

	Year Ended
	November 30,
	2006	2005	2004
	(In millions)

Aerospace and Defense:
Unrecoverable portion of legal settlement	$8.5	$2.0	$—
(Gain) on settlements and recoveries	—	(11.8)	—
Corporate:
Estimated loss on legal matters	—	29.1	—
Loss on redemption of 9 1/2% Notes	—	6.7	—
Loss on repayment of 5 3/4% Notes	—	5.5	8.8
Loss on termination of the Restated Credit Facility	—	5.9	—

Unusual items	$8.5	$37.4	$8.8

In the second quarter of fiscal 2006, we recorded a charge of $8.5 million related to a $25 million settlement of a group of environmental toxic tort cases that had been pending in Sacramento Superior Court since 1997.

In fiscal 2005, we recorded a charge of $2.0 million related to a legal settlement of the San Gabriel Valley and Chino Hills toxic tort cases. In addition, we recorded an unusual gain of $11.8 million, $2.8 million of which related to a settlement with our insurance providers and $9.0 million of which related to an adjustment of reserves established in fiscal 2001 for customer reimbursements of tax recoveries that had been settled. We recorded a charge of $29.1 million related to the Olin legal matter. We also recorded a charge of $18.1 million as a result of the redemption of $52.5 million of principal of the 9 1/2% Notes, repayment of $59.9 million of principal of the 5 3/4% Notes, and the termination of the Company’s former Credit Facility.

In fiscal 2004, we incurred an $8.8 million charge as a result of the repayment of $70.3 million of principal of the 5 3/4% Notes.

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

Estimating environmental remediation costs is difficult due to the significant uncertainties inherent in these activities, including the extent of the remediation required, changing governmental regulations and legal standards regarding liability, evolving technologies and the long periods of time over which most remediation efforts take place. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 96-1 (SOP 96-1), Environmental Remediation Liabilities, and Staff Accounting Bulletin No. 92 (SAB 92), Accounting and Disclosure Relating to Loss Contingencies, we:

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

Expenditures for recurring costs associated with managing hazardous substances or pollutants in ongoing operations was $7.1 million in fiscal 2006, $11.2 million in fiscal 2005, and $12.8 million in fiscal 2004.

Reserves

We review on a quarterly basis estimated future remediation costs that could be incurred by us over the contractual term or next fifteen years of the expected remediation. We have an established practice of estimating environmental remediation costs over a fifteen year period; except for those environmental remediation costs whose contractual terms are sufficiently specific to allow reasonable costs estimates to be developed beyond a fifteen year period. As the period for which estimated environmental remediation costs increases, the reliability of such estimates decrease. These estimates consider the investigative work and analysis of our engineers, our outside environmental consultants, and the advice of our legal staff regarding the status and anticipated results of various administrative and legal proceedings. In most cases, only a range of reasonably possible costs can be estimated. In establishing our reserves, the most probable estimate is used when determinable; otherwise, the minimum is used. The timing of payment for estimated future environmental costs depends on the timing of regulatory approvals for planned remedies and the construction and completion of the remedies.

A summary of the environmental reserve activity is shown below:

	November 30,	2004	2004	November 30,	2005	2005	November 30,	2006	2006	November 30,
	2003	Additions	Expenditures	2004	Additions	Expenditures	2005	Additions	Expenditures	2006

Aerojet	$298.0	$23.0	$(34.0)	$287.0	$13.0	$(44.4)	$255.6	$48.4	$(47.5)	$256.5
Other Sites	16.6	2.0	(2.0)	16.6	1.4	(5.6)	12.4	1.8	(4.7)	9.5

Environmental Reserve	$314.6	$25.0	$(36.0)	$303.6	$14.4	$(50.0)	$268.0	$50.2	$(52.2)	$266.0

As of November 30, 2006, the Aerojet reserves include $164.5 million for the Sacramento site, $75.0 million for the Baldwin Park Operable Unit (BPOU) site, and $17.0 million for other Aerojet sites.

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

In conjunction with the sale of Electronics and Information Systems (EIS), Aerojet entered into an agreement with Northrop Grumman Corporation (Northrop) whereby Aerojet is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement. Amounts reimbursed are subject to annual limitations, with excess amounts carried over to subsequent periods, the total of which will not exceed $190 million over the term of the agreement, which ends in 2028. As of November 30, 2006, $139.5 million in potential future reimbursements were available over the remaining life of the agreement. As of November 30, 2006, we had a $33.0 million receivable from Northrop.

As part of the acquisition of the Atlantic Research Corporation (ARC) propulsion business, Aerojet entered into an agreement with ARC pursuant to which Aerojet is responsible for up to $20 million of costs (Pre-Close Environmental Costs) associated with environmental issues that arose prior to Aerojet’s acquisition of the ARC propulsion business, of which $16.4 million remains as of November 30, 2006. Pursuant to a separate agreement with the U.S. government which was entered into prior to the closing of the ARC acquisition, these Pre-Close Environmental Costs are treated under the normal rules of cost allowability and are not subject to the 88% limitation under the Global Settlement, and are recovered through the establishment of prices for Aerojet’s products and services sold to the U.S. government.

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

In conjunction with our review of environmental reserves discussed above, we revised our estimate of recoverable costs under the Global Settlement. The estimate of recoverable costs is based on business expected to be conducted under contracts with the U.S. government and our agencies in the future. In fiscal 2006, the increase to the reserve of $50.2 million resulted in a corresponding increase to the receivable and a charge to operations of $9.2 million. In fiscal 2005, the increase to the reserve of $14.4 million resulted in a corresponding increase to the receivable and a charge to operations of $5.1 million. The recovery of costs under the Global Settlement is based in part on the relative size of Aerojet’s commercial business base, which has historically included the Fine Chemicals’ operating segment because it was previously a division of Aerojet. As a result of the plan to sell the Fine Chemicals business, we revised our estimated recovery of costs under the Global Settlement during fiscal 2004. As a result, we increased our estimated recoveries by $37.8 million and recorded $16.4 million of income in fiscal 2004.

Income Tax (Benefit) Provision

Our income tax benefit in fiscal 2006 reflects a $6.0 million benefit from continuing operations for the carryback of current year losses resulting in refunds of previously paid taxes, offset by state tax expense and reserve adjustments, including interest.

Our income tax benefit in fiscal 2005 reflects a $29.3 million benefit from continuing operations for the carryback of current and prior year losses resulting in refunds of previously paid taxes. In fiscal 2004, a tax provision for continuing operations of $29.2 million was recorded consisting of $34.1 million primarily to reflect the uncertainty of realizing tax benefits, given historical losses, offset by a $4.9 million benefit primarily related to research tax credit refund claims.

At November 30, 2006, we had a federal net operating loss carryforward of approximately $224.9 million of which $61.3 million expire in fiscal 2024 and $163.6 million expire in fiscal 2025, if not utilized. Approximately $8.3 million of the net operating loss carryforward relates to the exercise of stock options, the benefit of which will be credited to equity when realized. In addition, we also have federal and state capital loss carryforwards of approximately $153.1 million and $60.5 million, respectively, most of which expire in fiscal 2009. For state tax purposes, we have approximately $202.0 million in net operating loss carryforwards of which $35.6 million expire in fiscal 2014, $134.0 million expire in fiscal 2015, and $32.4 million expire in fiscal 2016, if not utilized.

We also have a federal research credit carryforward of $5.7 million which begins expiring in fiscal 2021; and a California manufacturing investment credit carryforward of $2.7 million which begins expiring in fiscal 2009; and a foreign tax credit carryforward of $5.9 million which begins expiring in fiscal 2010, if not utilized. These tax carryforwards are subject to examination by the tax authorities.

Income (Loss) from Discontinued Operations

During the third quarter of fiscal 2006, we classified our Turbo product line as a discontinued operation as a result of our plans to sell the product line. The product line was not core to the Aerospace and Defense segment and required increased management oversight and costs because of increased competition and investments for on-going maintenance. On November 17, 2006, we completed the sale of our Turbo product line to Aerosource Inc. for $1.1 million, subject to adjustment. The loss on the sale of the Turbo product line during fiscal 2006 was $0.4 million.

During fiscal 2004, we classified the Fine Chemicals business as a discontinued operation as a result of our plans to sell the business. This plan was a result of management’s decision to focus our capital and resources on our Aerospace and Defense and Real Estate operating segments. On November 30, 2005, we completed the sale of the Fine Chemicals business to American Pacific Corporation (AMPAC) for $114.0 million, subject to adjustment, consisting of $88.5 million of cash, an unsecured subordinated seller note of $25.5 million, and the assumption by the buyer of certain liabilities. Additionally, AMPAC may be required to pay us up to $6.0 million based on the Fine Chemical business achieving specified earnings targets in the twelve month period ended September 30, 2006. In December 2006, we were notified by AMPAC that the earnings targets for the twelve month period ended September 30, 2006 had been achieved. We recorded a full allowance on the $25.5 million seller note in fiscal 2005 and $6.0 million earnings targets receivable in fiscal 2006. On January 17, 2007, AMPAC announced that it intends to refinance its senior debt. In addition, on January 17, 2007, we entered into an earn-out and seller note repayment agreement (Repayment Agreement) with AMPAC. The Repayment Agreement will result in us receiving $29.7 million and the release of certain liabilities related to the divestiture during the first quarter of fiscal 2007 in consideration for the seller note, including interest, and the earnings targets payment, only if AMPAC successfully completes the refinancing of its senior debt and receipt of any required consents of holders of its senior debt. Income will be recorded in the future on the seller note of $25.5 million and the earnings targets payment when realized. The loss on the sale of the Fine Chemicals business during fiscal 2005 was $28.7 million. An additional loss of $0.1 million was recorded in fiscal 2006 to reflect the net assets of the Fine Chemicals business and management’s estimate of the proceeds from the sale.

On August 31, 2004, we completed the sale of our GDX Automotive business (GDX) which developed and manufactured vehicle sealing systems for automotive original equipment manufacturers, including substantially all of our assets that were used in the GDX business and substantially all of our worldwide subsidiaries that were engaged in the GDX business, to Cerberus for $147 million, subject to adjustment. In June 2006, we entered into a Final Settlement and Release Agreement with Cerberus related to the sale of GDX which resulted in a $2.9 million income tax benefit and $2.0 million gain that was recorded during the second quarter of fiscal 2006. The loss on the sale of the GDX business during fiscal 2004 was $279.0 million.

In November 2003, we announced the closing of a GDX manufacturing facility in Chartres, France. The decision resulted primarily from declining sales volumes with French automobile manufacturers. In June 2004, we completed the legal process for closing the facility and establishing a social plan. In fiscal 2004, an expense of approximately $14.0 million related to employee social costs was recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. An expense of $1.0 million was recorded during fiscal 2005 primarily related to employee social costs that became estimable in fiscal 2005 and is included as a component of discontinued operations. We have not yet recorded expenses associated with certain social benefits due to the uncertainty of these costs. These additional social costs may result in an additional pre-tax expense of up to $2.0 million and may be incurred over the next few years.

We adjusted certain pre-acquisition obligations during the second quarter of fiscal 2006 associated with our purchase of the Draftex group in December 2000 which resulted in a $1.7 million pre-tax charge. During the third quarter of fiscal 2006, we reached a settlement on certain pre-acquisition obligations associated with the purchase of the Draftex group which resulted in $1.3 million of pre-tax income.

Summarized financial information for discontinued operations is set forth below:

	Year Ended November 30,
	2006	2005	2004
	(In millions)

Net sales	$1.0	$66.1	$632.3
Loss before income taxes	—	(23.6)	(307.1)
Income tax benefit (provision)	2.4	—	(4.0)
Income (loss) from discontinued operations	2.4	(23.6)	(311.1)

Cumulative Effect of Changes in Accounting Principles

As of December 1, 2005, we adopted SFAS No. 123(R), Share-Based Payment (SFAS 123(R)), which requires companies to recognize in the statement of operations the grant-date fair value of stock awards issued to employees and directors. We adopted SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R). As a result of applying SFAS 123(R), the loss from continuing operations before the cumulative effect of changes in accounting principles for fiscal 2006 was increased by $0.6 million. In addition, we recognized an increase to our net loss of $0.7 million related to the cumulative effect of a change in accounting principle as of December 1, 2005 (see Note 14(c) in Notes to Consolidated Financial Statements).

As of November 30, 2006, we adopted FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations. FIN 47 requires that the fair value of a liability for a conditional asset retirement obligation be recognized in the period in which it is incurred and the settlement date is estimable, and is capitalized as part of the carrying amount of the related tangible long-lived asset. The adoption of FIN 47 resulted in our recording conditional asset retirement obligations in the amount of $10.2 million. Of this amount, $1.4 million was recorded as an incremental cost of the underlying property, plant and equipment, less $0.8 million of accumulated depreciation. We also recorded an asset of $8.4 million which represents the amount of the conditional asset retirement obligation that is estimated to be recoverable under U.S. government contracts. As of November 30, 2006, the cumulative effect related to the accretion of the liability and depreciation of the asset net of the amount recoverable under U.S. government contracts was $1.2 million (see Note 13(e) in Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring operating expenses; costs associated with legacy business matters, including costs related to our retirement benefit plans; capital expenditures; and debt service requirements. We expect to meet these requirements through available cash, the generation of cash from our Aerospace and Defense segment, and our Senior Credit Facility. See discussion of our Senior Credit Facility under the caption “Borrowing Activity and Senior Credit Facility” below.

As of November 30, 2006, long-term liquidity requirements consist primarily of obligations under our long-term debt obligations. We expect to meet long-term liquidity requirements through cash provided from operations and, if necessary, with long-term borrowings and other financing alternatives. The availability and terms of any such financing will depend upon market and other conditions at the time.

Net Cash Provided by (Used in) Operating, Investing, and Financing Activities

Cash and cash equivalents decreased by $30.5 million during the year ended November 30, 2006. The change in cash and cash equivalents is summarized as follows:

	Year Ended November 30,
	2006	2005	2004
	(In millions)

Net Cash (Used in) Provided by Operating Activities
Continuing operations	$0.6	$(81.2)	$5.2
Discontinued operations	(13.7)	(2.6)	(35.0)

Total	(13.1)	(83.8)	(29.8)
Net Cash (Used in) Provided by Investing Activities
Continuing operations	(37.7)	289.7	(78.2)
Discontinued operations	—	(38.5)	(41.3)

Total	(37.7)	251.2	(119.5)
Net Cash Provided by (Used in) Financing Activities	20.3	(143.6)	157.4
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(4.1)

(Decrease) increase in cash and cash equivalents	$(30.5)	$23.8	$4.0

Net Cash Used in Operating Activities

Continuing Operations

Fiscal 2006 versus 2005 — Continuing operations generated cash of $0.6 million in fiscal 2006 compared to cash usage of $81.2 million in fiscal 2005. The year over year change consists of: (i) improved cash flows from the Aerospace and Defense segment; (ii) generation of cash from income tax related items; (iii) a payment in fiscal 2005 of approximately $30 million for the Olin judgment; and (iv) timing of payables and receivables and working capital increases, partially offset by payments associated with the settlement of the environmental toxic tort cases.

Fiscal 2005 versus 2004 — Continuing operations used cash of $81.2 million in fiscal 2005 compared to generating cash of $5.2 million in fiscal 2004. The year over year change consists of: (i) timing of payables and receivables and working capital increases reflecting sales growth in our Aerospace and Defense segment; (ii) no real estate asset sales in fiscal 2005 versus collection of a $20 million note receivable and real estate sales in fiscal 2004; and (iii) a payment in fiscal 2005 of approximately $30 million for the Olin judgment, partially offset by lower interest and corporate costs.

Discontinued Operations

Discontinued operations used cash of $13.7 million in fiscal 2006 primarily due to payments associated with the Fine Chemicals business divestiture, including purchase price adjustments and transaction costs, and the Final Settlement and Release Agreement we entered into with Cerberus in June 2006 related to the sale of our GDX Automotive business. Discontinued operations used cash of $2.6 million in fiscal 2005 and $35.0 million in fiscal 2004.

Net Cash (Used In) Provided by Investing Activities

Continuing Operations

Restricted Cash — As of November 30, 2006, we designated $19.8 million as restricted cash related to the cash collateralization of our 5 3/4% Convertible Subordinated Notes (5 3/4% Notes). As of November 30, 2004, we designated $201.1 million as restricted cash, consisting of a portion of the proceeds from the GDX Automotive sale and the proceeds from an equity offering completed in fiscal 2004. This restricted cash was used to repay debt in early fiscal 2005.

Fiscal 2006 — Continuing operations used cash of $37.7 million consisting of $19.0 million in capital expenditures and $19.8 million of restricted cash; offset by $1.1 million of proceeds from the sale of the Turbo product line.

Fiscal 2005 — Continuing operations provided cash of $289.7 million consisting of $108.3 million of proceeds from the sale of the Fine Chemicals business and $201.1 million of restricted cash; offset by $19.7 million in capital expenditures.

Fiscal 2004 — Continuing operations used cash of $78.2 million consisting of $140.0 million of proceeds from the sale of the GDX Automotive business, and $4.0 million of proceeds from the sale of certain assets acquired with the ARC acquisition; offset by $201.1 million designated as restricted cash as of fiscal year end 2004, and $21.1 million in capital expenditures.

Discontinued Operations

Discontinued operations used cash of $38.5 million in fiscal 2005 for capital expenditures in the Fine Chemicals business, of which approximately $17 million was reimbursed pursuant to the amended Fine Chemicals purchase agreement. Cash of $41.3 million in fiscal 2004 was used for capital expenditures in both the GDX and Fine Chemicals businesses.

Net Cash Provided by (Used in) Financing Activities

Fiscal 2006 — Cash of $20.3 million was generated primarily from the net issuances of approximately $18.5 million of debt. See discussion of our debt activity under the caption “Borrowing Activity and Senior Credit Facility” below.

Fiscal 2005 — Cash of $143.6 million was used primarily reflecting the completion of our recapitalization initiated in November 2004. We redeemed $264.6 million of outstanding debt including redemption costs, offset by $66.4 million from the issuance of our additional 2 1/4% Debentures and $55.7 million from the issuance of Term Loans under our Senior Credit Facility. In addition, we incurred $6.0 million in debt issuance costs and received $4.9 million in other equity transactions.

Fiscal 2004 — Cash of $157.4 million was generated reflecting the recapitalization completed in fiscal 2005, and other borrowings and debt repayments. We generated net cash proceeds of $130.5 million from the issuance of 8.6 million shares of common stock for $16 per share, and $80.0 million from the issuance of our 2 1/4% Debentures with net proceeds used to repurchase $78.8 million of the outstanding 5 3/4% Notes including redemption costs. We also issued $125.0 million of 4% Convertible Subordinated Notes (4% Notes) and had net debt repayments of $96.9 million. We paid $8.1 million in debt issuance costs, received $8.4 million in other equity transactions, and paid $2.7 million in dividends on our common stock.

Our Board of Directors eliminated the payment of quarterly dividends effective the third quarter of fiscal 2004. Beginning in December 2004, the Senior Credit Facility restricted the payment of dividends.

Borrowing Activity and Senior Credit Facility:

Our borrowing activity in fiscal 2006 and our debt balances as of November 30, 2005 and 2006 were as follows:

	November 30,			November 30,
	2005	Additions	(Payments)	2006
	(In millions)

5 3/4% Convertible Subordinated Notes	$19.8	$—	$—	$19.8
4% Contingent Convertible Subordinated Notes	125.0	—	—	125.0
2 1/4% Convertible Subordinated Debentures	146.4	—	—	146.4
9 1/2% Senior Subordinated Notes	97.5	—	—	97.5
Term Loans and other	55.2	74.5	(56.0)	73.7

Total Debt and Borrowing Activity	$443.9	$74.5	$(56.0)	$462.4

In December 2004, we entered into a credit facility (Senior Credit Facility) with a syndicate of lenders. The Senior Credit Facility was originally a $180.0 million facility, consisting of an $80.0 million revolving credit facility (Revolver) maturing in December 2009, and a $100.0 million credit-linked facility maturing in December 2010. As of May 31, 2006, the amount of the credit-linked facility was $98.5 million, consisting of a $44.2 million letter of credit subfacility and a $54.3 million term loan subfacility. In June 2006, this credit-linked facility was replaced with a new $154.5 million facility consisting of an $80.0 million letter of credit subfacility and a $74.5 million term loan subfacility on terms and conditions substantially similar to the existing facility. In addition, the senior lenders also modified the maximum covenants (see discussion below). The Revolver borrowing limit of $80.0 million was not amended.

As of November 30, 2006, the borrowing limit and availability under the Revolver was $80.0 million. The Company had $73.7 million outstanding under the term loan subfacility and $70.5 million outstanding letters of credit issued under the $80.0 million letter of credit subfacility at November 30, 2006.

Interest rates are based on LIBOR borrowings or Alternate Base Rate borrowings, as defined in the amended credit agreement. The interest rate on the Revolver is currently LIBOR plus 225 basis points, or Alternate Base Rate plus 125 basis points, subject to adjustment based on our senior leverage ratio, to a maximum of LIBOR plus 300 basis points, or the Alternate Base Rate plus 200 basis points. The interest rate on the term loan is LIBOR plus 325 basis points, or the Alternate Base Rate plus 225 basis points, subject to a 50 basis point increase in the event that our senior secured debt ratings are lowered to certain levels. The fees on the letter of credit subfacility are 335 basis points plus any shortfall from LIBOR earned on the credit-linked deposits, subject to a 50 basis point increase in the event that our senior secured debt ratings are lowered to certain levels. The Revolver commitment fee is 50 basis points per annum on the unused balance of the Revolver.

The Senior Credit Facility is secured by substantially all of our assets, including the stock and assets of our material domestic subsidiaries that are guarantors of this facility. We are subject to certain limitations including the ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; and make restricted payments. We are also subject to financial covenants, as amended, which are as follows:

Actual Ratios
	As of	Required Ratio	Required Ratios	Required Ratios
	November 30,	Through	December 1, 2006	December 1, 2007
Financial Covenant	2006	November 30, 2006	Through Nov. 30, 2007	and thereafter

Interest coverage ratio	3.12 to 1.00	Not less than: 2.00 to 1.00	Not less than: 2.25 to 1.00	Not less than: 2.25 to 1.00
Fixed charge coverage ratio	9.17 to 1.00	Not less than: 1.15 to 1.00	Not less than: 1.20 to 1.00	Not less than: 1.20 to 1.00
Senior leverage ratio	0.88 to 1.00	Not greater than: 2.50 to 1.00	Not greater than: 2.50 to 1.00	Not greater than: 2.50 to 1.00
Leverage ratio	6.26 to 1.00	Not greater than: 8.50 to 1.00	Not greater than: 8.50 to 1.00	Not greater than: 5.50 to 1.00
through February 28, 2007;
Not greater than 8.0 to 1.00
March 1, 2007 — May 31, 2007;
Not greater than 7.50 to 1.00
June 1, 2007 — August 31, 2007;
Not greater than 7.0 to 1.00
September 1, 2007 — November 30 ,2007

We were in compliance with our financial covenants as of November 30, 2006. We entered into several amendments, consents, and waivers (Amendments) with the Senior Credit Facility lenders during fiscal 2006 and fiscal 2005 primarily to (i) amend certain financial covenants; (ii) permit seller financing in connection with the Fine Chemicals business; (iii) increase the term loan sub-facility in order to cash collateralize the 5 3/4% Notes; and (iv) increase the letter of credit sub-facility to provide full access to the Revolver as available liquidity and provide capacity for additional letters of credit required by various environmental agencies.

In June 2002, we filed a $300 million shelf registration statement with the Securities and Exchange Commission of which approximately $162 million remains available for issuance. We may use the shelf registration to issue debt securities, shares of common stock, or preferred stock.

Outlook

As disclosed in Notes 13(b) and 13(c) in Notes to Consolidated Financial Statements, we have exposure for certain legal matters. We believe that it is currently not possible to estimate the impact, if any, that the ultimate resolution of certain of these matters will have on our financial position, results of operations, or cash flows.

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

Major factors that could adversely impact our forecasted operating cash and our financial condition are described in Part I, Item 1A. Risk Factors. In addition, our liquidity and financial condition will continue to be affected by changes in prevailing interest rates on the portion of debt that bears interest at variable interest rates.

Contractual Obligations

We have contractual obligations and commitments in the form of debt obligations, operating leases, certain other liabilities, and purchase commitments. The following table summarizes our contractual obligations as of November 30, 2006 and their expected effect on our liquidity and cash flows in future periods:

	Payments due by Period
		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
	(In millions)

Contractual Obligations:
Long-term debt:
5 3/4% Convertible Subordinated Notes	$19.8	$19.8	$—	$—	$—
4% Contingent Convertible Subordinated Notes	125.0	—	—	—	125.0
2 1/4% Convertible Subordinated Debentures	146.4	—	—	—	146.4
9 1/2% Senior Subordinated Notes	97.5	—	—	—	97.5
Term Loans	73.7	1.5	3.0	69.2	—
Operating leases	23.5	6.5	7.5	4.4	5.1
Conditional asset retirement obligations	10.2	—	—	2.3	7.9
Liabilities associated with legal settlements	28.8	15.2	6.9	3.5	3.2

Total	$524.9	$43.0	$17.4	$79.4	$385.1

We also issue purchase orders and make other commitments to suppliers for equipment, materials, and supplies in the normal course of business. These purchase commitments are generally for volumes consistent with anticipated requirements to fulfill purchase orders or contracts for product deliveries received, or expected to be received, from customers and would be subject to reimbursement if a cost-plus contract were terminated.

Arrangements with Off-Balance Sheet Risk

As of November 30, 2006, obligations required to be disclosed in accordance with FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, consisted of:

 — $70.5 million in outstanding commercial letters of credit expiring in 2007, the majority of which may be renewed, and securing obligations for environmental remediation closure and insurance coverage.

 — Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to U.S. government agencies for environmental remediation activities.

 — Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of its obligations under the Senior Credit Facility and its 9 1/2% Notes.

In addition to the items discussed above, we will from time to time enter into certain types of contracts that require us to indemnify parties against potential third-party and other claims. These contracts primarily relate to: (i) divestiture agreements, under which we may provide customary indemnification to purchasers of our businesses or assets including, for example, claims arising from the operation of the businesses prior to disposition, liability to investigate and remediate environmental contamination existing prior to disposition; (ii) certain real estate leases, under which we may be required to indemnify property owners for other claims arising from the use of the applicable premises; and, (iii) certain agreements with officers and directors, under which we may be required to indemnify such persons for liabilities arising out of their relationship with the Company. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of November 30, 2006 or 2005.

Warranties

We provide product warranties in conjunction with certain product sales. The majority of our warranties are a one-year standard warranty for parts, workmanship and compliance with specifications. On occasion, we have made commitments beyond the standard warranty obligation. While we have contracts with warranty provisions, there is not a history of any significant warranty claims experience. A reserve for warranty exposure is made on a product by product basis when it is both estimable and probable in accordance with SFAS No. 5, Accounting for Contingencies. These costs are included in the program’s estimate at completion and are expensed in accordance with our revenue recognition methodology as allowed under American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance Construction-Type and Certain Production-Type Contracts, for that particular contract.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America that offers acceptable alternative methods for accounting for certain items affecting our financial results, such as determining inventory cost, depreciating long-lived assets, and recognizing revenues.

The preparation of financial statements requires the use of estimates, assumptions, judgments, and interpretations that can affect the reported amounts of assets, liabilities, revenues, and expenses, the disclosure of contingent assets and liabilities and other supplemental disclosures. The development of accounting estimates is the responsibility of our management. Management discusses those areas that require significant judgment with the audit committee of our board of directors. The audit committee has reviewed all financial disclosures in our filings with the SEC. Although we believe that the positions we have taken with regard to uncertainties are reasonable, others might reach different conclusions and our positions can change over time as more information becomes available. If an accounting estimate changes, its effects are accounted for prospectively and, if significant, disclosed in the Notes to Consolidated Financial Statements.

The areas most affected by our accounting policies and estimates are revenue recognition for long-term contracts, other contract considerations, goodwill, retirement benefit plans, litigation, environmental remediation costs and recoveries, and income taxes. Except for income taxes, which are not allocated to our operating segments, these areas affect the financial results of our business segments.

For a discussion of all of our accounting policies, including the accounting policies discussed below, see Note 1 in Notes to Consolidated Financial Statements.

Revenue Recognition

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

Other Contract Accounting Considerations

Our sales are driven by pricing based on costs incurred to produce products or perform services under contracts with the U.S. government. Cost-based pricing is determined under the Federal Acquisition Regulations (FAR) and Cost Accounting Standards (CAS). The FAR and CAS provide guidance on the types of costs that are allowable and allocable in establishing prices for goods and services under U.S. government contracts. For example, costs such as those related to charitable contributions, advertising, interest expense, and public relations are unallowable, and therefore not recoverable through sales. In addition, we may enter into agreements with the U.S. government that address the subjects of allowability and allocability of costs to contracts for specific matters.

We closely monitor compliance with and the consistent application of our critical accounting policies related to contract accounting. Business segment personnel assess the status of contracts through periodic contract status and performance reviews. Also, regular and recurring evaluations of contract cost, scheduling and technical matters are performed by management personnel independent from the business segment performing work under the contract. Costs incurred and allocated to contracts with the U.S. government are reviewed for compliance with regulatory standards by our personnel, and are subject to audit by the Defense Contract Audit Agency.

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

Retirement Benefit Plans

Retirement Benefit Plans include defined benefit pension plans and postretirement benefit plans (medical and life benefits). Retirement benefits are a significant cost of doing business and represent obligations that will be ultimately settled far in the future and therefore are subject to estimates. Our pension and medical and life benefit obligations and related costs are calculated using actuarial concepts in accordance with SFAS No. 87, Employer’s Accounting for Pensions, and SFAS No. 106, Employer’s Accounting for Postretirement Benefits Other Than Pensions, respectively. Pension accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made by us. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate applied to determine service cost and interest cost to arrive at pension income or expense for the year.

The discount rate represents the current market interest rate to determine the present value of future cash flows currently expected to be required to settle pension obligations. The discount rate is determined at the annual measurement date of August 31 for our pension plans, and is subject to change each year based on changes in the overall market interest rates. The assumed rate reflects the market yield for high-quality fixed income debt instruments on the measurement date with maturities matched to the expected future cash flows of benefit obligations. The discount rate used to determine the pension benefit obligations for both continuing and discontinued operations increased to 6.0% for fiscal 2006 from 5.5% for fiscal 2005. This 50 basis point increase in the discount rate resulted in a decline in the present value of pension benefit obligations as of November 30, 2006 and is a component of pension expense for fiscal 2007.

The expected long-term rate of return on plan assets represents the rate of earnings expected in the funds invested to provide for anticipated benefit payments. The expected long-term rate of return on plan assets is also determined at the annual measurement date of August 31 for our pension plans. The expected long-term rate of return used to determine benefit obligations was 8.75% for both fiscal 2006 and fiscal 2005. With input from our investment advisors and actuaries, we have analyzed the expected rates of return on assets and determined that these rates are reasonable based on the current and expected asset allocations and on the plans’ historical investment performance and best estimates for future investment performance. Our asset managers regularly review actual asset allocations and periodically rebalance investments to targeted allocations when considered appropriate. Our pension assets are managed in two distinct portfolios with different investment objectives and strategies. Approximately $700 million of the assets are attributable to the variable annuity benefits with approximately 75% of those assets invested in fixed income in order to protect participants who bear the investment risk. Approximately $1 billion of the assets are attributable to the fixed benefits, with approximately 30% of those assets invested in fixed income, with the objective to maintain and grow surplus. The 8.75% expected rate of return applies to the fixed benefit plan assets since variable assets have no bearing on the total annual net periodic pension expense. As of November 30, 2006, the actual asset allocation of fixed benefit plan assets was consistent with the asset allocation assumptions used in determining the expected long-term rate of return. Management will continue to assess the expected long-term rate of return on assets for each plan based on relevant market conditions and will make adjustments to the assumptions as appropriate.

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

Based on these and other assumptions as of the August 31, 2006 measurement date, we estimate that our net periodic benefit expense will be approximately $21.2 million in fiscal 2007, a decrease of $22.3 million compared to fiscal 2006. The significant decrease in net periodic benefit expense is primarily due to (i) our decision to increase the discount rate in 2006 used to determine benefit obligations, due to higher market interest rates, and (ii) a diminishing actuarial loss base due to the recognition of prior year’s losses over five years.

A one percentage point change in the key assumptions would have the following effects on the projected benefit obligations as of November 30, 2006 and on expense for fiscal 2007:

Pension Benefits and
	Medical and Life Benefits		Expected Long-term	Assumed Healthcare
	Discount Rate		Rate of Return	Cost Trend Rate
		Projected		Net Periodic	Accumulated
	Net Periodic	Benefit	Net Periodic Pension	Medical and Life	Benefit
	Benefit Expense	Obligation	Benefit Expense	Benefit Expense	Obligation
(In millions)

1% decrease	$23.0	$112.4	$9.6	$(0.6)	$(2.2)
1% increase	(23.0)	(112.4)	(9.6)	0.6	2.4

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

We accrue for costs associated with the remediation of environmental contamination when it becomes probable that a liability has been incurred, and when its proportionate share of the costs can be reasonably estimated. Management has a well-established process in place to identify and monitor our environmental exposures. In most cases, only a range of reasonably probable costs can be estimated. In establishing the reserves, the most probable estimated amount is used when determinable, and the minimum amount is used when no single amount in the range is more probable. Environmental reserves include the costs of completing remedial investigation and feasibility studies, remedial and corrective actions, regulatory oversight costs, the cost of operation and maintenance of the remedial action plan, and employee compensation costs for employees who are expected to devote a significant amount of time to remediation efforts. Calculation of environmental reserves is based on the evaluation of currently available information with respect to each individual environmental site and considers factors such as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. Such estimates are based on the expected costs of investigation and remediation and the likelihood that other potentially responsible parties will be able to fulfill their commitments at sites where we may be jointly or severally liable.

As of November 30, 2006, we had environmental remediation liabilities of $266.0 million. Environmental remediation cost estimation involves significant uncertainties, including the extent of the remediation required, changing governmental regulations and legal standards regarding liability, evolving technologies and the long periods of time over which most remediation efforts take place. A number of factors could substantially change environmental remediation cost estimates, examples of which include: regulatory changes reducing the allowable levels of contaminants such as perchlorate, nitrosodimethylamine or others; enhanced monitoring and testing technology or protocols which could result in the discovery of previously undetected contaminants; and the implementation of new remediation technologies which could reduce future remediation costs.

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

Based on Aerojet’s projected business volume and the proportion of its business expected to be covered by the Global Settlement, Aerojet currently believes that, as of November 30, 2006, approximately $214.6 million of its estimated future environmental costs will be recoverable. Significant estimates and assumptions that could affect the future recovery of environmental remediation costs include: the proportion of Aerojet’s future business base and total business volume which will be subject to the Global Settlement; limitations on the amount of recoveries available under the Northrop agreement; the ability of Aerojet to competitively bid and win future contracts if estimated environmental costs significantly increase; the relative size of Aerojet’s commercial business base; the timing of environmental expenditures; and uncertainties inherent in long-term cost projections of environmental remediation projects.

Income Taxes

We file a consolidated U.S. income tax return for ourselves and our wholly-owned consolidated subsidiaries. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date of the change.

The carrying value of our deferred tax assets is dependent upon our ability to generate sufficient future taxable income. We have established a full valuation allowance against our net deferred tax assets for continuing operations to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, the length of carryback and carryforward periods, and evaluation of potential tax planning strategies. We expect to continue to maintain a full valuation allowance until an appropriate level of profitability is sustained or a prudent and feasible tax strategy arises that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

Income taxes can be affected by estimates of whether, and within which jurisdictions, future earnings will occur combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects be evaluated using current laws, rules, and regulations, each of which can change at any time and in an unpredictable manner. We establish tax reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may not succeed. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit or the closing of the statute. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters, and we do not anticipate any unfavorable material earnings impact from their ultimate resolutions. It is reasonably possible there will be a favorable material adjustment to the reserve in the third quarter of fiscal 2007.

Recently Issued Accounting Standards

In July 2006, the FASB issued Interpretation No. 48 (FIN 48) Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarified the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (our fiscal 2008). We have not determined the effect, if any, the adoption of FIN 48 will have on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158 (SFAS 158) Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106, and 132(R), which requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income, which is effective as of the end of fiscal years ending after December 15, 2006 (our fiscal 2007). SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, with limited exceptions, which is effective as of the end of fiscal years ending after December 15, 2008 (our fiscal 2009). Based on our current assumption of discount rate and expected rate of return, we estimate the adoption of SFAS 158 in the fourth quarter of fiscal 2007 will increase our postretirement liability and shareholders’ deficit by approximately $66 million to $122 million. Due to the valuation allowance on the net deferred tax assets, no net tax benefit would result from this increase to the postretirement liability. The adoption of SFAS 158 will not affect net loss and will not change our defined benefit plan liability, which was recorded under previous accounting standards.

As of November 30, 2006, we adopted SEC Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.  SAB 108 requires the quantification of misstatements based on their impact to both the balance sheet and the income statement to determine materiality. The guidance provides for a one-time cumulative effect adjustment to correct for misstatements for errors that were not deemed material under a prior approach but are material under the SAB 108 approach. The adoption of SAB 108 did not have an effect on our results of operations or financial position.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Policies and Procedures

As an element of our normal business practice, we have established policies and procedures for managing our exposure to changes in interest rates.

The objective in managing exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flow and to make overall borrowing costs more predictable. To achieve this objective, we may use interest rate hedge transactions or other interest rate hedge instruments to manage the net exposure to interest rate changes related to our portfolio of borrowings and to balance our fixed rate compared to floating rate debt. We did not enter into any interest rate hedge transactions or instruments during the past two fiscal years.

Interest Rate Risk

We are exposed to market risk principally due to changes in domestic interest rates. Debt with interest rate risk includes borrowings under our senior credit facilities. Other than pension assets and our postretirement benefit liabilities, we do not have any other significant exposure to interest rate risk.

We have used a combination of fixed and variable rate debt to reduce our exposure to interest rate risk. As of November 30, 2006, our debt totaled $462.4 million: $388.7 million, or 84%, was at an average fixed rate of 4.81%; and $73.7 million, or 16%, was at a variable rate of 8.62%.

The estimated fair value of our total debt was $464.0 million as of November 30, 2006 compared to a carrying value of $462.4 million. The fair value of the convertible subordinated notes and the senior subordinated notes was determined based on quoted market prices as of November 30, 2006. The fair value of the remaining debt was determined to approximate its carrying value as the interest rates are generally variable based on market interest rates and reflect current market rates available to us.

Item 8.	Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of GenCorp Inc.:

We have completed an integrated audit of GenCorp Inc.’s 2006 consolidated financial statements and of its internal control over financial reporting as of November 30, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audit, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the 2006 consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of GenCorp Inc. and its subsidiaries at November 30, 2006, and the results of their operations and their cash flows for the year ended November 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended November 30, 2006 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, during 2006 the Company changed its method of accounting for stock-based compensation and conditional asset retirement obligations.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of November 30, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PricewaterhouseCoopers LLP

Sacramento, California
January 24, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of GenCorp Inc.

We have audited the accompanying consolidated balance sheet of GenCorp Inc. as of November 30, 2005, and the related consolidated statements of operations, shareholders’ (deficit) equity, and cash flows for the years ended November 30, 2005 and 2004. Our audits also included the financial statement schedule for the years ended November 30, 2005 and 2004 at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GenCorp Inc. at November 30, 2005, and the consolidated results of its operations and its cash flows for the years ended November 30, 2005 and 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended November 30, 2005 and 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Ernst & Young LLP

Sacramento, California
February 7, 2006
except for the first sentence of the first paragraph of Note 17, as to which the date is
August 24, 2006

GENCORP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended November 30,
	2006	2005	2004
	(In millions, except per share amounts)

Net sales	$621.1	$622.4	$495.4
Costs and expenses
Cost of products sold	565.0	737.3	444.2
Selling, general and administrative	28.8	29.5	49.3
Depreciation and amortization	27.2	28.4	31.3
Interest expense	27.2	23.6	35.0
Other (income) expense, net	8.1	1.9	(15.9)
Unusual items
Loss on repayment of debt	—	18.1	8.8
Legal settlements and estimated loss on legal matters	8.5	31.1	—
Gain on settlements and recoveries	—	(11.8)	—

Total costs and expenses	664.8	858.1	552.7
Loss from continuing operations before income taxes and cumulative effect of changes in accounting principles	(43.7)	(235.7)	(57.3)
Income tax (benefit) provision	(4.7)	(29.3)	29.2

Loss from continuing operations before cumulative effect of changes in accounting principles	(39.0)	(206.4)	(86.5)
Income (loss) from discontinued operations, net of income taxes	2.4	(23.6)	(311.1)

Loss before cumulative effect of changes in accounting principles	(36.6)	(230.0)	(397.6)
Cumulative effect of changes in accounting principles, net of income taxes	(1.9)	—	—

Net loss	$(38.5)	$(230.0)	$(397.6)

Loss per share of common stock
Basic and Diluted:
Loss per share from continuing operations before cumulative effect of changes in accounting principles	$(0.70)	$(3.78)	$(1.92)
Income (loss) per share from discontinued operations, net of income taxes	0.04	(0.43)	(6.90)
Loss per share from cumulative effect of changes in accounting principles, net of income taxes	(0.03)	—	—

Net loss per share	$(0.69)	$(4.21)	$(8.82)

Weighted average shares of common stock outstanding	55.4	54.6	45.1

Dividends declared per share of common stock	$—	$—	$0.06

See Notes to Consolidated Financial Statements.

GENCORP INC.

CONSOLIDATED BALANCE SHEETS

	November 30,	November 30,
	2006	2005
	(In millions, except per share amounts)

ASSETS
Current Assets
Cash and cash equivalents	$61.2	$91.7
Restricted cash	19.8	—
Accounts receivable	71.1	82.1
Inventories	69.5	57.1
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	37.6	24.6
Prepaid expenses and other	23.5	24.7
Assets of discontinued operations	0.5	1.3

Total Current Assets	283.2	281.5
Noncurrent Assets
Property, plant and equipment, net	136.8	140.0
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	177.0	171.4
Prepaid pension asset	187.3	233.2
Goodwill	101.3	102.0
Intangible assets	24.6	26.8
Other noncurrent assets, net	111.2	102.5

Total Noncurrent Assets	738.2	775.9

Total Assets	$1,021.4	$1,057.4

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings and current portion of long-term debt	$21.3	$1.4
Accounts payable	32.6	57.1
Reserves for environmental remediation costs	55.6	51.7
Income taxes payable	12.2	5.9
Postretirement medical and life benefits	9.7	11.9
Advanced payments on contracts	57.1	44.8
Other current liabilities	88.9	97.7
Liabilities of discontinued operations	1.8	1.9

Total Current Liabilities	279.2	272.4
Noncurrent Liabilities
Convertible subordinated notes	271.4	291.2
Senior subordinated notes	97.5	97.5
Other long-term debt	72.2	53.8
Reserves for environmental remediation costs	210.4	216.3
Postretirement medical and life benefits	127.1	137.9
Other noncurrent liabilities	59.6	61.0

Total Noncurrent Liabilities	838.2	857.7

Total Liabilities	1,117.4	1,130.1
Commitments and Contingencies (Note 13)
Shareholders’ Deficit
Preference stock, par value of $1.00; 15 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150 million shares authorized; 56.1 million shares issued, 55.8 million outstanding as of November 30, 2006; 55.6 million shares issued, 55.0 million shares outstanding as of November 30, 2005	5.6	5.5
Other capital	194.8	181.3
Accumulated deficit	(296.4)	(257.9)
Accumulated other comprehensive loss, net of income taxes	—	(1.6)

Total Shareholders’ Deficit	(96.0)	(72.7)

Total Liabilities and Shareholders’ Deficit	$1,021.4	$1,057.4

See Notes to Consolidated Financial Statements.

GENCORP INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

						Accumulated	Total
	Comprehensive				Accumulated	Other	Shareholders’
	Income	Common Stock		Other	Deficit/Retained	Comprehensive	(Deficit)
	(Loss)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
	(In millions, except share and per share amounts)

November 30, 2003		43,781,057	$4.4	$19.2	$372.4	$31.7	$427.7
Net loss	$(397.6)	—	—	—	(397.6)	—	(397.6)
Reclassifications and other, net of taxes	(34.5)	—	—	—	—	(34.5)	(34.5)
Cash dividends of $0.06 per share	—	—	—	—	(2.7)	—	(2.7)
Proceeds from issuance of common stock (net of offering expenses of $7.0 million)	—	8,625,000	0.9	129.6	—	—	130.5
Shares issued under stock option and stock incentive plans	—	1,596,110	0.1	17.3	—	—	17.4

November 30, 2004	$(432.1)	54,002,167	5.4	166.1	(27.9)	(2.8)	140.8

Net loss	$(230.0)	—	—	—	(230.0)	—	(230.0)
Change in minimum pension liability, net of taxes	1.2	—	—	—	—	1.2	1.2
Shares issued under stock option and stock incentive plans	—	960,457	0.1	15.2	—	—	15.3

November 30, 2005	$(228.8)	54,962,624	$5.5	$181.3	$(257.9)	$(1.6)	$(72.7)

Net loss	$(38.5)	—	—	—	(38.5)	—	(38.5)
Change in minimum pension liability, net of taxes	1.6	—	—	—	—	1.6	1.6
Shares issued under stock option and stock incentive plans	—	853,204	0.1	13.5	—	—	13.6

November 30, 2006	$(36.9)	55,815,828	$5.6	$194.8	$(296.4)	$—	$(96.0)

See Notes to Consolidated Financial Statements.

GENCORP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended November 30,
	2006	2005	2004
	(In millions)
		(Revised)

Operating Activities
Net loss	$(38.5)	$(230.0)	$(397.6)
(Income) loss from discontinued operations, net of income taxes	(2.4)	23.6	311.1
Cumulative effect of changes in accounting principles, net of income taxes	1.9	—	—
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on repayment of convertible notes	—	18.1	8.8
Foreign currency gain	—	—	0.1
Depreciation and amortization	27.2	28.4	31.3
Stock compensation and savings plan expense	10.2	10.2	7.5
Deferred income taxes	—	—	28.0
Changes in operating assets and liabilities, net of effects of divestitures of businesses:
Accounts receivable	11.0	10.5	2.0
Inventories	(12.4)	101.3	(16.4)
Prepaid expenses and other	(13.9)	(15.1)	11.1
Other noncurrent assets	40.0	53.8	30.6
Accounts payable	(22.8)	(0.6)	17.6
Income taxes payable	13.5	(25.3)	5.4
Postretirement medical and life benefits	(13.0)	(13.9)	(17.3)
Advances payments on contracts	12.3	22.9	7.7
Other current liabilities	3.0	(5.7)	(13.8)
Other noncurrent liabilities	(15.5)	(59.4)	(10.9)

Net cash provided by (used in) continuing operations	0.6	(81.2)	5.2
Net cash used in discontinued operations	(13.7)	(2.6)	(35.0)

Net Cash Used in Operating Activities	(13.1)	(83.8)	(29.8)
Investing Activities
Capital expenditures	(19.0)	(19.7)	(21.1)
Proceeds from business and product line dispositions	1.1	108.3	144.0
Restricted cash	(19.8)	201.1	(201.1)
Investing activities of discontinued operations	—	(38.5)	(41.3)

Net Cash (Used in) Provided by Investing Activities	(37.7)	251.2	(119.5)
Financing Activities
Proceeds from issuance of convertible notes	—	66.4	205.0
Repayment of convertible note and senior subordinated note, including redemption costs	—	(121.5)	(78.8)
Net proceeds from issuance of common stock	—	—	130.5
Repayments, net of borrowings on revolving credit facility	—	—	(30.0)
Net short-term debt repaid	—	—	(27.5)
Proceeds from the issuance of other debt	74.5	55.7	2.0
Repayments on other debt	(56.0)	(143.1)	(41.4)
Debt issuance costs	(2.1)	(6.0)	(8.1)
Tax benefit on stock options	0.6	—	—
Dividends paid	—	—	(2.7)
Other equity transactions	3.3	4.9	8.4

Net Cash Provided by (Used in) Financing Activities	20.3	(143.6)	157.4

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(4.1)

(Decrease) Increase in Cash and Cash Equivalents	(30.5)	23.8	4.0
Cash and Cash Equivalents at Beginning of Year	91.7	67.9	63.9

Cash and Cash Equivalents at End of Year	$61.2	$91.7	$67.9

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

Aerospace and Defense — includes the operations of Aerojet-General Corporation, or Aerojet, which develops and manufactures propulsion systems for defense and space applications, armament systems for precision tactical weapon systems, and munitions applications. The Company is one of the largest providers of propulsion systems in the United States (U.S.) and the only company that provides both solid and liquid propellant based systems. Primary customers served include major prime contractors to the United States government, the Department of Defense (DoD), and the National Aeronautics and Space Administration (NASA).

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

On August 31, 2004, the Company completed the sale of its GDX Automotive (GDX) business. On November 30, 2005, the Company completed the sale of its Fine Chemicals business. On November 17, 2006, the Company completed the sale of its Turbo product line. The GDX and Fine Chemicals businesses and the Turbo product line are classified as discontinued operations in these Consolidated Financial Statements and Notes to Consolidated Financial Statements (see Note 17).

The Company revised its Consolidated Statement of Cash Flows for fiscal 2005 and fiscal 2004 to reconcile the net loss to net cash used in operating activities. Previously, the Company reconciled the loss from continuing operations to net cash used in operating activities.

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

c. Restricted Cash

As of November 30, 2006, the Company designated $19.8 million as restricted cash in order to cash collateralize the 5 3/4% Convertible Subordinated Notes due April 2007 (see Note 11).

On November 30, 2005, the Company received cash proceeds of $108.3 million, before fees, from the sale of its Fine Chemicals business to American Pacific Corporation (see Note 17). Under the terms of the $180.0 million

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit facility (Senior Credit Facility), the term loan lenders exercised their rights to decline repayment of $54.8 million of outstanding term loans, therefore, releasing the restrictions on the use of such cash.

d. Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities. The estimated fair value of the Company’s total debt was $464.0 million as of November 30, 2006 compared to a carrying value of $462.4 million. The fair value of the convertible subordinated notes and the senior subordinated notes was determined based on quoted market prices as of November 30, 2006. The fair value of the remaining debt approximates the carrying value as the interest rates are generally variable based on market interest rates and reflect current market rates available to the Company.

e. Accounts Receivable

Accounts receivable associated with long-term contracts consist of billed and unbilled amounts. Billed amounts include invoices presented to customers that have not been paid. Unbilled amounts relate to revenues that have been recorded and billings that have not been presented to customers. Amounts for overhead disallowances are reflected in unbilled receivables and primarily represent estimates of overhead costs which may not be successfully negotiated and collected.

Other receivables represent amounts billed where revenues were not derived from long-term contracts.

f. Inventories

Inventories are stated at the lower of cost or market, generally using the average cost method. Costs on long-term contracts and programs in progress represent recoverable costs incurred for production, contract-specific facilities and equipment, allocable operating overhead, advances to suppliers, environmental expenses and, in the case of contracts with the U.S. government, bid and proposal, research and development, and general and administrative expenses. Pursuant to contract provisions, agencies of the U.S. government and certain other customers have title to, or a security interest in, inventories related to such contracts as a result of performance-based and progress payments. Such progress payments are reflected as an offset against the related inventory balances.

g. Property, Plant and Equipment

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

h. Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair values of the identifiable assets acquired and liabilities assumed. Tests for impairment of goodwill are performed on an annual basis, or at any other time, if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company performed the annual impairment tests for goodwill as of September 1, 2006 and 2005 and determined that goodwill was not impaired as of those dates.

Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; and results of testing for recoverability of a significant asset group within a reporting unit.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded. Measurement of the fair value of a reporting unit is based on one or more of the following fair value measures including: amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties; using present value techniques of estimated future cash flows; or using valuation techniques based on multiples of earnings or revenue; or a similar performance measure.

i. Other Intangible Assets

Identifiable intangible assets, such as patents, trademarks, and licenses are recorded at cost or when acquired as part of a business combination at estimated fair value. Identifiable intangible assets are amortized based on when they provide the Company economic benefit, or using the straight-line method, over their estimated useful life. Amortization periods for identifiable intangible assets range from twenty years to 27 years.

j. Impairment or Disposal of Long-Lived Assets (property, plant and equipment and other intangible assets)

Impairment of long-lived assets is recognized when events or circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; or a current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

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

During fiscal 2004, the Company recorded an impairment charge of approximately $2.0 million associated with its manufacturing facility in France that was closed during fiscal 2003 (see Note 17). After the impairment charge, the remaining value of the assets at the manufacturing facility was zero. The impairment charge in fiscal 2004 is included as a component of discontinued operations.

k. Real Estate Held for Entitlement and Leasing

In accordance with Statement of Financial Accounting Standards (SFAS) No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, the Company capitalizes all costs associated with the real estate entitlement and leasing process.

l. Revenue Recognition

The Company accounts for sales derived from long-term development and production contracts in conformity with the American Institute of Certified Public Accountants (AICPA) Audit and Accounting guide, Audits of Federal Government Contracts, and the AICPA’s Statement of Position No. 81-1 (SOP 81-1), Accounting for Performance of Construction-Type and Certain Production Type Contracts. The Company considers the nature of the individual underlying contract and the type of products and services provided in determining the proper accounting for a particular contract. Each method is applied consistently to all contracts having similar characteristics, as described below. The Company typically accounts for these contracts using the percentage-of-completion method, and progress is measured on a cost-to-cost or units-of-delivery basis. Sales are recognized using various measures of progress, as allowed by SOP 81-1, depending on the contractual terms and scope of work of the contract. The Company recognizes revenue on a units-of-delivery basis when contracts require unit deliveries on a

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

frequent and routine basis. Sales using this measure of progress are recognized at the contractually agreed upon unit price. Where the scope of work on contracts principally relates to research and/or development efforts, or the contract is predominantly a development effort with few deliverable units, the Company recognizes revenue on a cost-to-cost basis. In this case, sales are recognized as costs are incurred and include estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs at completion. Revenue on service or time and material contracts is recognized when performed. If at any time expected costs exceed the value of the contract, the loss is recognized immediately.

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

m. Concentrations

Dependence upon government programs and contracts

Sales in fiscal 2006, fiscal 2005, and fiscal 2004 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed below, totaled $523.5 million, $500.8 million, and $419.9 million, respectively. The demand for certain of the Company’s services and products is directly related to the level of funding of government programs.

Major customers

Customers that represented more than 10% of net sales for the fiscal years presented are as follows:

	Year Ended November 30,
	2006	2005	2004

Lockheed Martin Corporation (Lockheed Martin)	39%	39%	32%
Raytheon Company (Raytheon)	19	16	15
The Boeing Company (Boeing)	10	—	—

Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash equivalents and trade receivables. The Company invests available cash in money market securities of various banks and securities backed by the U.S. government. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an appropriate allowance for uncollectible accounts receivable based upon the expected collectiblity of all accounts receivable. The Company’s accounts receivables are generally unsecured and are not backed by collateral from its customers. At November 30, 2006, Lockheed Martin and Raytheon accounted for 29% and 27%, respectively, of accounts receivable. At November 30, 2005, Lockheed Martin and Raytheon accounted for 46% and 21%, respectively, of accounts receivable.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dependence on Single Source and Other Third Party Suppliers

The Company depends on a single or limited number of outside suppliers for raw materials. The Company closely monitors sources of supply to assure that adequate raw materials and other supplies needed in the manufacturing processes are available. As a U.S. government contractor, the Company is frequently limited to procuring materials and components from sources of supply that meet rigorous customer and/or government specifications. In addition, as business conditions, DoD budgets, and Congressional allocations change, suppliers of specialty chemicals and materials sometimes consider dropping low-volume items from their product lines, which may require us to qualify new suppliers for raw materials on key programs. Current suppliers of some raw materials used in the manufacturing of rocket nozzles, composite cases, and explosives have announced plans to close their plants and discontinue certain product lines. These materials, which include a tar pitch material, a resin (ERL-4221) and High Melting eXplosive (HMX), are used industry-wide and, therefore, are key to many of the Company’s motor and warhead programs. The Company has started qualifying new suppliers and materials for these materials and expects that such new materials will be available in time to meet future production needs.

The supply of ammonium perchlorate, a principal raw material used in solid propellant, is limited to a single source that supplies the entire domestic solid propellant industry. This single source, however, maintains two separate manufacturing lines a reasonable distance apart which helps mitigate the likelihood of a fire, explosion, or other problem impacting production. The industry also currently relies on one primary supplier for graphite fiber, which is used in the production of composite materials. This supplier has multiple manufacturing lines for such material. Although other sources of graphite fiber exist, the addition of a new supplier would require the Company to qualify the new source for use. As of year end 2006, there is no indication that the availability of these key materials is in jeopardy.

The Company is also impacted, as is the rest of the industry, by increases in the prices and lead-times of raw materials used in production on various fixed-price contracts. The Company has seen an increase in the price and lead-times of commodity metals, primarily steel, titanium, and aluminum. The Company monitors the price and supply of these materials and works closely with suppliers to schedule purchases far enough in advance and in the most economical means possible to reduce program impact. Additionally, the Company has negotiated economic and/or price adjustment clauses tied to commodity indices, whenever possible with customers. The Company’s past success in negotiating these terms is no indication of its ability to continue to do so.

Prolonged disruptions in the supply of any key raw materials, difficulty qualifying new sources of supply, implementing use of replacement materials or new sources of supply, and/or a continuing increase in the prices of raw materials could have an adverse effect on the Company’s operating results, financial condition, and/or cash flows.

Workforce

As of November 30, 2006, 16% of the Company’s 3,144 employees were covered by collective bargaining agreements which are due to expire in the summer of 2008.

n. Environmental Remediation

The Company accounts for identified or potential environmental remediation liabilities in accordance with the AICPA’s Statement of Position 96-1 (SOP 96-1), Environmental Remediation Liabilities, and Security and Exchange Commission (SEC) Staff Accounting Bulletin No. 92, Accounting and Disclosures Relating to Loss Contingencies. Under this guidance, the Company expenses, on a current basis, recurring costs associated with managing hazardous substances and pollution in ongoing operations. The Company accrues for costs associated with the remediation of environmental contamination when it becomes probable that a liability has been incurred, and its proportionate share of the amount can be reasonably estimated. In most cases only a range of reasonably probable costs can be estimated. In establishing the Company’s reserves, the most probable estimated amount is

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

used when determinable, and the minimum amount is used when no single amount in the range is more probable. The Company’s environmental reserves include the costs of completing remedial investigation and feasibility studies, remedial and corrective actions, regulatory oversight costs, the cost of operation and maintenance of the remedial action plan, and employee compensation costs for employees who are expected to devote a significant amount of time to remediation efforts. Calculation of environmental reserves is based on the evaluation of currently available information with respect to each individual environmental site and considers factors such as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. Such estimates are based on the expected costs of investigation and remediation and the likelihood that other potentially responsible parties will be able to fulfill their commitments at sites where the Company may be jointly or severally liable. The Company recognizes amounts recoverable from insurance carriers, the U.S. government or other third parties, when the collection of such amounts is probable. Pursuant to U.S. government agreements or regulations, the Company can recover a substantial portion of its environmental costs for its Aerospace and Defense segment through the establishment of prices of the Company’s products and services sold to the U.S. government. The ability of the Company to continue recovering these costs from the U.S. government depends on Aerojet’s sustained business volume under U.S. government contracts and programs.

o. Conditional Asset Retirement Obligations

The Company adopted the Financial Accounting Standards Board Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations, on November 30, 2006. FIN 47 requires that the fair value of a liability for a conditional asset retirement obligation be recognized in the period in which it is incurred and the settlement date is estimable, and is capitalized as part of the carrying amount of the related tangible long-lived asset. The liability is recorded at fair value and the capitalized cost is depreciated over the remaining useful life of the related asset (See Note 13(e)).

p. Warranties

The Company provides product warranties in conjunction with certain product sales. The majority of the Company’s warranties are a one-year standard warranty for parts, workmanship, and compliance with specifications. On occasion, the Company has made commitments beyond the standard warranty obligation. While the Company has contracts with warranty provisions, there is not a history of any significant warranty claims experience. A reserve for warranty exposure is made on a product by product basis when it is both estimable and probable in accordance with SFAS No. 5, Accounting for Contingencies. These costs are included in the program’s estimate at completion and are expensed in accordance with the Company’s revenue recognition methodology as allowed under SOP 81-1 for that particular contract.

q. Advanced Payments on Contracts

The Company receives advances from customers which may exceed costs incurred on certain contracts. Such advances, other than those reflected as a reduction of inventories as progress payments, are classified as current liabilities.

r. Loss Contingencies

The Company is currently involved in certain legal proceedings and, as required, has accrued its estimate of the probable costs for resolution of these claims. These estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in assumptions or the effectiveness of strategies related to these proceedings (See Note 13 (b) and (c)).

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

s. Derivative Financial Instruments and Foreign Currency Transactions

Forward contracts are marked-to-market each quarter and the unrealized gains or losses are included in other income and expense. Foreign currency transaction gains (losses) were $0.5 million in fiscal 2006, $0.3 million in fiscal 2005, and ($0.7) million in fiscal 2004 which are reported primarily as a component of discontinued operations. The Company’s foreign currency transaction and forward contracts were primarily associated with the Company’s GDX business, which was classified as a discontinued operation. Substantially all of the assets of GenCorp Inc. that were used in the GDX business were sold effective August 31, 2004 (see Note 17). The Company did not have any forward contracts outstanding as of November 30, 2006 and 2005.

t. Research and Development Expenses

Company-sponsored research and development (R&D) expenses were $14.0 million in fiscal 2006, $12.9 million in fiscal 2005, and $7.7 million in fiscal 2004. Company-sponsored R&D expenses include the costs of technical activities that are useful in developing new products, services, processes, or techniques, as well as expenses for technical activities that may significantly improve existing products or processes.

Customer-sponsored R&D expenditures, which are funded under government contracts, totaled $219.9 million in fiscal 2006, $176.9 million in fiscal 2005, and $130.5 million in fiscal 2004.

u. Stock-Based Compensation

As of December 1, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment, (SFAS 123(R)), which requires companies to recognize in the statement of operations the grant-date fair value of stock awards issued to employees and directors. The Company adopted SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R) (see Note 14). The Company elected to use the short-cut method for determining the historical pool of windfall tax benefits and the tax law ordering approach for purposes of determining whether an excess tax benefit has been realized.

Prior to the adoption of SFAS 123(R), the Company applied Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations to account for awards of stock-based compensation granted to employees.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Loss Per Share

A reconciliation of the numerator and denominator used to calculate basic and diluted loss per share of common stock (EPS) is presented in the following table:

	Year Ended November 30,
	2006	2005	2004
	(In millions, except per share amounts; shares in thousands)

Numerator for Basic and Diluted EPS
Loss from continuing operations before cumulative effect of changes in accounting principles	$(39.0)	$(206.4)	$(86.5)
Income (loss) from discontinued operations, net of income taxes	2.4	(23.6)	(311.1)
Cumulative effect of changes in accounting principles, net of income taxes	(1.9)	—	—

Net loss available to common shareholders	$(38.5)	$(230.0)	$(397.6)

Denominator for Basic and Diluted EPS
Weighted average shares of common stock outstanding	55,433	54,575	45,097

Basic and Diluted:
Loss per basic share from continuing operations before cumulative effect of changes in accounting principles	$(0.70)	$(3.78)	$(1.92)
Income (loss) per basic share from discontinued operations, net of income taxes	0.04	(0.43)	(6.90)
Loss per share from cumulative effect of changes in accounting principles, net of income taxes	(0.03)	—	—

Net loss per share	$(0.69)	$(4.21)	$(8.82)

The following were not included in the computation of diluted loss per share for fiscal 2006 and 2005 because the effect would be antidilutive:

Description	Conversion Rate

5 3/4% Convertible Subordinated Notes	54.29 Shares per $1,000 outstanding
4% Contingent Convertible Subordinated Notes	64.81 Shares per $1,000 outstanding
2 1/4% Convertible Subordinated Debentures	50.00 Shares per $1,000 outstanding

The following were not included in the computation of diluted loss per share for fiscal 2004 because the effect would be antidilutive:

Description	Conversion Rate

5 3/4% Convertible Subordinated Notes	54.29 Shares per $1,000 outstanding
4% Contingent Convertible Subordinated Notes	64.81 Shares per $1,000 outstanding

Potentially dilutive securities that are not included in the diluted EPS calculation because they would be antidilutive are employee stock options of 1.7 million as of November 30, 2006, 1.9 million as of November 30, 2005, and 2.4 million as of November 30, 2004.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Accounts Receivable

	As of
	November 30,
	2006	2005
	(In millions)

Receivables under long-term contracts:
Billed	$43.7	$41.4
Unbilled costs and estimated earnings	22.1	36.7
Other receivables, net of $0.1 million and $1.3 million of allowance for doubtful accounts as of November 30, 2006 and November 30, 2005	5.3	4.0

Accounts receivable	$71.1	$82.1

The unbilled receivable amounts as of November 30, 2006 and 2005 expected to be collected after one year are $16.7 million and $2.7 million, respectively. Such amounts are billed either upon delivery of completed units or settlement of contracts.

4.	Inventories

	As of
	November 30,
	2006	2005
	(In millions)

Raw materials and supplies on commercial products	$0.1	$1.9
Work in progress on commercial products	4.0	3.0
Finished goods on commercial products	0.1	0.2
Long-term contracts at average cost	155.8	85.7
Progress payments	(90.5)	(33.7)

Inventories	$69.5	$57.1

As of November 30, 2006 and 2005, inventories include $9.2 million and $5.8 million, respectively, of deferred qualification costs. The Company believes recovery of costs to be probable and specifically identifiable to future contracts. Realization of the deferred costs at November 30, 2006 is dependent upon receipt of future firm orders. In addition, inventories include general and administrative costs. The total of such costs incurred in fiscal 2006 and fiscal 2005 were $115.7 million and $99.5 million, respectively, and the cumulative amount of general and administrative costs in inventory is estimated to be $14.6 million and $7.8 million at November 30, 2006 and 2005, respectively.

During fiscal 2005, the Company recorded an inventory write-down of $169.4 million on a contract to design, develop, and produce a solid rocket motor for Lockheed Martin’s Atlas V program. Recovery of the Atlas V inventory had been subject to several uncertainties. The Company believed that a contract restructuring, projected to occur in 2005, would permit recovery of inventoried development and production costs. This belief was based on prior statements by government officials regarding funding for the Evolved Expendable Launch Vehicle program, and ongoing discussions with the prime contractor over a long period of time, including requests for historical costs and past investment. The Company learned that government funding was not available to recover past costs, and as a result, the Company concluded renegotiation of the contract was in its best interest to prevent further unrecoverable investment in this historically unprofitable program. Accordingly, on December 22, 2005, the Company reached an agreement with Lockheed Martin Corporation, which expresses the renegotiated terms.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property, Plant and Equipment, net

	As of
	November 30,
	2006	2005
	(In millions)

Land	$29.3	$29.3
Buildings and improvements	140.3	135.3
Machinery and equipment	352.6	346.5
Construction-in-progress	9.1	10.9

	531.3	522.0
Less: accumulated depreciation	(394.5)	(382.0)

Property, plant and equipment, net	$136.8	$140.0

Depreciation expense for fiscal 2006, fiscal 2005, and fiscal 2004 was $23.4 million, $24.7 million, and $23.2 million, respectively.

6.	Goodwill

The goodwill balance at November 30, 2006 and 2005 relates to the Company’s Aerospace and Defense segment. The changes in the carrying amount of goodwill since November 30, 2004 were as follows (in millions):

Balance as of November 30, 2004	$102.8
Purchase accounting adjustments during fiscal 2005	(0.8)

Balance as of November 30, 2005	102.0
Purchase accounting adjustments during fiscal 2006	(0.7)

Balance as of November 30, 2006	$101.3

During fiscal 2006 and 2005, goodwill was reduced by $0.7 million and $0.8 million, respectively, as a result of an adjustment to the valuation of a liability associated with the Atlantic Research Corporation acquisition.

7.	Intangible Assets

	Gross
	Carrying	Accumulated	Net Carrying
As of November 30, 2006:	Amount	Amortization	Amount
	(In millions)

Customer related	$10.7	$2.1	$8.6
Acquired technology	18.3	3.6	14.7
Other	1.3	—	1.3

Intangible assets	$30.3	$5.7	$24.6

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross
	Carrying	Accumulated	Net Carrying
As of November 30, 2005:	Amount	Amortization	Amount
	(In millions)

Customer related	$13.1	$2.9	$10.2
Acquired technology	18.3	3.5	14.8
Other	1.8	—	1.8

Intangible assets	$33.2	$6.4	$26.8

Amortization expense related to intangible assets was $1.7 million in fiscal 2006, fiscal 2005, and fiscal 2004. Amortization expense for each of the five succeeding years related to other intangible assets at November 30, 2006 is estimated to be approximately $1.6 million annually.

8.	Other Noncurrent Assets

	As of November 30,
	2006	2005
	(In millions)

Note receivable	$25.5	$25.5
Receivable from Northrop Grumman Corporation (see Note 13(d))	33.0	26.4
Real estate held for entitlement and leasing	38.2	32.3
Deferred financing costs	16.2	16.4
Other	23.8	27.4

	136.7	128.0
Less: allowance on note receivable	(25.5)	(25.5)

Other noncurrent assets	$111.2	$102.5

On November 30, 2005, the Company received a $25.5 million unsecured subordinated note from American Pacific Corporation in connection with sale of the Company’s Fine Chemicals business (see Note 17). The Company recorded a full allowance on the note.

The Company amortizes deferred financing costs over the term of the related debt. Amortization of financing costs was $2.1 million, $2.0 million, and $6.4 million in fiscal 2006, fiscal 2005, and fiscal 2004, respectively.

9.	Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109 (SFAS 109), Accounting for Income Taxes. The Company files a consolidated federal income tax return with its wholly-owned subsidiaries.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of the Company’s income tax (benefit) provision from continuing operations are as follows:

	As of November 30,
	2006	2005	2004
	(In millions)

Current
United States federal	$(5.3)	$(29.3)	$(3.2)
State and local	0.6	—	1.2

	(4.7)	(29.3)	(2.0)
Deferred
United States federal	—	—	27.8
State and local	—	—	3.4

	—	—	31.2

Income tax (benefit) provision	$(4.7)	$(29.3)	$29.2

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate on book earnings from continuing operations is as follows:

	Year Ended November 30,
	2006	2005	2004

Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	(1.0)	—	(2.1)
Tax settlements, refund claims, and reserve adjustments, including interest	(3.9)	(0.8)	8.5
Valuation allowance	(57.1)	(18.9)	(91.1)
Deferred tax liability reversal on goodwill	27.5	—	—
State net operating loss adjustment	6.6	—	—
Other, net	3.2	(2.8)	(1.7)

Effective income tax rate	10.3%	12.5%	(51.4)%

The fiscal 2006 net operating loss resulted in an income tax benefit of $6.0 million for carryback to prior years and refunding previously paid taxes. Similar to prior years, a valuation allowance has been recorded to offset the net deferred tax assets for fiscal 2006 to reflect the uncertainty of realization. A valuation allowance is required when it is more likely than not that all or a portion of net deferred tax assets may not be realized. A review of all available positive and negative evidence needs to be considered, including past and future performance, the market environment in which the Company operates, utilization of tax attributes in the past, length of carryback and carryforward periods, and evaluation of potential tax planning strategies.

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

The Company increased its fiscal 2005 income tax benefit from continuing operations by $12.9 million for tax refund claims related to a 10 year carryback of prior year’s losses. The fiscal 2005 net operating loss resulted in an income tax benefit of $15.8 million dollars for the portion eligible for carryback to prior years and refund of previously paid taxes. However, to reflect the uncertainty of realizing the benefit of the portion of the net operating

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses to be carried forward to offset future taxable income, no benefit has been recorded. Instead, a valuation allowance has been recorded to offset the net deferred tax assets for fiscal 2005.

The Company reduced its fiscal 2004 income tax provision from continuing operations by $4.9 million relating to federal and state income tax settlements and research tax credit refund claims and tax reserve adjustments pertaining to fiscal years 1997 through 2002. The Company is routinely examined by domestic and foreign tax authorities. While it is difficult to predict the outcome or timing of a particular tax matter, the Company believes it has adequately provided reserves for any reasonable foreseeable outcome related to these matters.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities for continuing operations are as follows:

	As of November 30,
	2006	2005
	(In millions)

Deferred Tax Assets
Accrued estimated costs	$50.4	$57.3
Tax losses and credit carry-forwards	170.3	166.4
Depreciation	22.4	14.6
Other postretirement and employee benefits	55.6	61.6
Valuation allowance	(219.7)	(193.7)

Total deferred tax assets	79.0	106.2
Deferred Tax Liabilities
Pensions	74.1	91.7
Other	4.9	14.5

Total deferred tax liabilities	79.0	106.2

Total net deferred tax assets	—	—
Less: current deferred tax assets/(liabilities)	—	—

Noncurrent deferred tax assets	$—	$—

At November 30, 2006, the Company had a federal net operating loss carryforward of approximately $224.9 million of which $61.3 million expire in fiscal 2024 and $163.6 million expire in fiscal 2025, if not utilized. Approximately $8.3 million of the net operating loss carryforward relates to the exercise of stock options, the benefit of which will be credited to equity when realized. In addition, the Company has federal and state capital loss carryforwards of approximately $153.1 million and $60.5 million, respectively, most of which expire in fiscal 2009. For state tax purposes, the Company has approximately $202.0 million in net operating loss carryforwards of which $35.6 million expire in fiscal 2014, $134.0 million expire in fiscal 2015, and $32.4 expire in fiscal 2016, if not utilized.

The Company also has a federal research credit carryforward of $5.7 million which begins expiring in fiscal 2021; a California manufacturing investment credit carryforward of $2.7 million which begins expiring in fiscal 2009; and a foreign tax credit carryforward of $5.9 million which begins expiring in fiscal 2010, if not utilized. These tax carryforwards are subject to examination by the tax authorities. Cash paid during the year for income taxes of both continuing and discontinued operations was $0.4 million in fiscal 2006, $1.2 million in fiscal 2005, and $9.9 million in fiscal 2004.

Income taxes payable includes tax reserves for income tax exposure in foreign jurisdictions including those related to the period prior to the Company’s purchase of the Draftex group in December 2000. The fiscal 2005 reserve is net of the reimbursement to be received by the Laird Group in accordance with the tax indemnification

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement executed at the time of the acquisition. The indemnification from Laird was settled in the third quarter of fiscal 2006 and received in the fourth quarter of fiscal 2006 (See Note 17).

10.	Other Current Liabilities

	As of
	November 30,
	2006	2005
	(In millions)

Accrued goods and services	$0.4	$4.8
Contract loss provisions	4.9	10.0
Accrued compensation and employee benefits	35.4	41.1
Interest payable	5.0	5.2
Customer reimbursements of tax recoveries	—	13.0
Legal settlements	15.2	—
Other	28.0	23.6

Other current liabilities	$88.9	$97.7

11.	Long-Term Debt

	As of
	November 30,
	2006	2005
	(In millions)

Convertible subordinated notes	$291.2	$291.2
Senior subordinated notes	97.5	97.5
Other debt	73.7	55.2

Total debt	462.4	443.9
Less: Amounts due within one year	(21.3)	(1.4)

Total long-term debt	$441.1	$442.5

As of November 30, 2006, the Company’s annual fiscal year debt maturities are summarized as follows (in millions):

2007	$21.3
2008	1.5
2009	1.5
2010	1.2
2011	68.0
Thereafter	368.9

Total debt	$462.4

Cash paid for interest for continuing and discontinued operations was $27.4 million, $29.2 million, and $38.8 million in fiscal 2006, fiscal 2005, and fiscal 2004, respectively.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  a. Convertible Subordinated Notes:

	As of November 30,
	2006	2005
	(In millions)

Convertible subordinated notes, bearing interest at 5.75% per annum, interest payments due in April and October, maturing in 2007 (5 3/4% Notes)	$19.8	$19.8
Contingent convertible subordinated notes, bearing interest at 4.00% per annum, interest payments due in January and July, maturing in 2024 (4% Notes)	125.0	125.0
Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in 2024 (2 1/4% Debentures)	146.4	146.4

Total convertible subordinated notes	$291.2	$291.2

  5 3/4% Convertible Subordinated Notes

In April 2002, the Company issued $150.0 million aggregate principal amount of its 5 3/4% Notes. The 5 3/4% Notes mature in April 2007. Interest on the 5 3/4% Notes accrues at a rate of 5.75% per annum and is payable on April 15 and October 15, beginning in October 2002. The 5 3/4% Notes are initially convertible into 54.29 shares of the Company’s common stock per $1,000 principal amount of the 5 3/4% Notes, implying a conversion price of $18.42 per share, at any time until the close of business on the business day immediately preceding the maturity date unless previously redeemed or repurchased. The 5 3/4% Notes are redeemable in whole or in part at the option of the holder upon a change of control of the Company at 100% of the principal amount of the 5 3/4% Notes to be repurchased, plus accrued and unpaid interest, if any, to the date of repurchase, and at the option of the Company at any time on or after April 22, 2005 if the closing price of the Company’s common stock exceeds 125% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the day of the mailing of the optional redemption notice at specified redemption prices, plus accrued and unpaid interest, if any.

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

The indenture governing the 5 3/4% Notes limits the Company’s ability to, among other things, consolidate with or merge into any other person or convey, transfer or lease its properties and assets substantially as an entirety to any other person unless certain conditions are satisfied. The indenture also contains customary events of default, including failure to pay principal or interest when due, cross-acceleration to other specified indebtedness, failure to deliver shares of common stock as required, failure to comply with covenants and certain events of bankruptcy, insolvency, and reorganization, subject in some cases to notice and applicable grace periods.

Issuance of the 5 3/4% Notes generated net proceeds of approximately $144.0 million, which were used to repay debt outstanding under the Company’s prior credit facility.

In November 2004, the Company used the net proceeds from the issuance of the 2 1/4% Debentures to repurchase $70.3 million aggregate principal amount of 5 3/4% Notes, resulting in an unusual charge of $8.8 million in fiscal 2004, including the write-off of deferred financing costs associated with the repurchase of the 5 3/4% Notes. In the first quarter of fiscal 2005, an additional $59.9 million in aggregate principal amount of 5 3/4% Notes was repurchased with net proceeds from the exercise by an initial purchaser of the 2 1/4% Debentures of its option to

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase additional debentures. The repurchase of the 5 3/4% Notes resulted in an unusual charge of $5.5 million in fiscal 2005, including the write-off of deferred financing costs associated with the repurchased 5 3/4% Notes.

Certain holders of the 5 3/4% Notes converted a de minimus amount of their notes into GenCorp’s common stock during fiscal 2006 and fiscal 2005.

The outstanding principal on the 5 3/4% Notes was cash collateralized during the third quarter of fiscal 2006 in order to prevent the early maturity of the Senior Credit Facility in January 2007. As such, the cash has been designated as restricted as of November 30, 2006.

4% Contingent Convertible Subordinated Notes

In January 2004, the Company issued $125.0 million aggregate principal amount of its 4% Notes in a private placement pursuant to Section 4(2) and Rule 144A under the Securities Act of 1933. The 4% Notes have been registered for resell for the purchasers who requested registration. The 4% Notes mature in January 2024. Interest on the 4% Notes accrues at a rate of 4% per annum and is payable on January 16 and July 16, beginning July 16, 2004. In addition, contingent interest is payable during any six-month period, commencing with the six-month period, beginning January 16, 2008, if the average market price of a 4% Note for the five trading days ending on the third trading day immediately preceding the relevant six-month period equals 120% or more of the principal amount of the notes.

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

The indenture governing the 4% Notes limits the Company’s ability to, among other things, consolidate with or merge into any other person, or convey, transfer or lease its properties and assets substantially as an entirety to any

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other person unless certain conditions are satisfied. The indenture also contains customary events of default, including failure to pay principal or interest when due, cross-acceleration to other specified indebtedness, failure to deliver shares of common stock as required, failure to comply with covenants and certain events of bankruptcy, insolvency, and reorganization, subject in some cases to notice and applicable grace periods.

Issuance of the 4% Notes generated net proceeds of approximately $120.0 million, which were first used to repay outstanding revolving loans and prepay 12 months of scheduled term loan principal amortization under the Company’s prior credit facility. The remaining net proceeds were available to be used for general corporate purposes.

2 1/4% Convertible Subordinated Debentures

In November 2004, the Company issued $80.0 million in aggregate principal amount of its 2 1/4% Debentures in a private placement pursuant to Section 4(2) and Rule 144A under the Securities Act of 1933. In December 2004, an initial purchaser exercised its option to purchase additional 2 1/4% Debentures totaling $66.4 million aggregate principal amount. The 2 1/4% Debentures have been registered for resell for the purchasers who requested registration. The 2 1/4% Debentures mature in November 2024. Interest on the 2 1/4% Debentures accrues at a rate of 2 1/4% per annum and is payable on May 15 and November 15, beginning May 15, 2005.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Issuance of the 2 1/4% Debentures during fiscal 2004 generated net proceeds of approximately $77.0 million, which were used to repurchase $70.3 million of the 5 3/4% Notes. During fiscal 2005, the initial purchaser exercised its option to purchase an additional $66.4 million of 2 1/4% Debentures; net cash proceeds of approximately $64.0 million were generated which were used to repurchase $59.9 million of the 5 3/4% Notes.

b. Senior Subordinated Notes:

	As of
	November 30,
	2006	2005
	(In millions)

Senior subordinated notes, bearing interest at 9.50% per annum, interest payments due in February and August, maturing in 2013 (9 1/2% Notes)	$97.5	$97.5

9 1/2% Senior Subordinated Notes

In August 2003, the Company issued $150.0 million aggregate principal amount of its 9 1/2% Notes due 2013 in a private placement pursuant to Section 4(2) and Rule 144A under the Securities Act of 1933. The 9 1/2% Notes have been exchanged for registered, publicly tradable notes with substantially identical terms. The 9 1/2% Notes mature in August 2013. All or any portion of the 9 1/2% Notes may be redeemed by the Company at any time on or after August 15, 2008 at redemption prices beginning at 104.75% and reducing to 100% by August 15, 2011. If the Company undergoes a change of control or sells assets, it may be required to offer to purchase the 9 1/2% Notes from the holders of such notes.

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

The indenture governing the 9 1/2% Notes limits the Company’s ability and the ability of the Company’s restricted subsidiaries, as defined in the indenture, to incur or guarantee additional indebtedness, make restricted payments, pay dividends or distributions on, or redeem or repurchase, its capital stock, make investments, issue or sell capital stock of restricted subsidiaries, create liens on assets to secure indebtedness, enter into transactions with affiliates and consolidate, merge or transfer all or substantially all of the assets of the Company. The indenture also contains customary events of default, including failure to pay principal or interest when due, cross-acceleration to

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other specified indebtedness, failure of any of the guarantees to be in full force and effect, failure to comply with covenants and certain events of bankruptcy, insolvency, and reorganization, subject in some cases to notice and applicable grace periods.

Issuance of the 9 1/2% Notes generated net proceeds of approximately $145.0 million. The Company used a portion of the net proceeds to repay outstanding revolving loans under the Company’s prior credit facility, and the balance of the net proceeds to finance a portion of the purchase price of the acquisition of substantially all of the assets of the propulsion business of Atlantic Research Corporation and to pay related fees and expenses.

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

In February 2005, the Company redeemed $52.5 million principal amount of its 9 1/2% Notes, representing 35% of the $150 million aggregate principal outstanding. In accordance with the indenture governing the notes, the redemption price was 109.5% of the principal amount of the 9 1/2% Notes redeemed, plus accrued and unpaid interest. The Company paid the redemption price using a portion of the restricted cash from the proceeds of the equity offering completed in November 2004, and recorded an unusual charge of $6.7 million in the first quarter of fiscal 2005, including the write-off of deferred financing costs associated with the redeemed 9 1/2% Notes.

In June 2006, the Company entered into a second supplemental indenture for the 9 1/2% Notes to amend the indenture dated August 11, 2003, as amended October 2004, to permit the Company to incur additional indebtedness under its Senior Credit Facility.

c. Other Debt:

	As of
	November 30,
	2006	2005
	(In millions)

Term loan, bearing interest at various rates (rate of 8.62% as of November 30, 2006), payable in quarterly installments of approximately $0.4 million plus interest, maturing in 2010	$73.7	$54.8
Revolving credit facility, bearing interest on borrowed amounts at various rates (10.00% as of November 30, 2006) maturing in 2009	—	—
Other	—	0.4

Total other debt	$73.7	$55.2

Senior Credit Facility

In December 2004, the Company entered into a credit facility (Senior Credit Facility) with a syndicate of lenders. The Senior Credit Facility was originally a $180.0 million facility, consisting of an $80.0 million revolving credit facility (Revolver) maturing in December 2009, and a $100.0 million credit-linked facility maturing in December 2010. As of May 31, 2006, the amount of the credit-linked facility was $98.5 million, consisting of a $44.2 million letter of credit subfacility and a $54.3 million term loan subfacility. In June 2006, this credit-linked facility was replaced with a new $154.5 million facility consisting of an $80.0 million letter of credit subfacility and a $74.5 million term loan subfacility on terms and conditions substantially similar to the existing facility. In

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition, the senior lenders also modified the maximum covenants (see discussion below). The Revolver borrowing limit of $80.0 million was not amended.

As of November 30, 2006, the borrowing limit under the Revolver was $80.0 million with all of it available. The Company had $73.7 million outstanding under the term loan subfacility and $70.5 million outstanding letters of credit issued under the $80.0 million letter of credit subfacility at November 30, 2006.

Interest rates are based on LIBOR borrowings or Alternate Base Rate borrowings, as defined in the amended credit agreement. The interest rate on the Revolver is currently LIBOR plus 225 basis points, or the Alternate Base Rate plus 125 basis points, subject to adjustment based on the Company’s senior leverage ratio, to a maximum of LIBOR plus 300 basis points, or the Alternate Base Rate plus 200 basis points. The interest rate on the term loan is LIBOR plus 325 basis points, or the Alternate Base Rate plus 225 basis points, subject to a 50 basis point increase in the event that the Company’s senior secured debt ratings are lowered to certain levels. The fees on the letter of credit subfacility are 335 basis points plus any shortfall from LIBOR earned on the credit-linked deposits, subject to a 50 basis point increase in the event that the Company’s senior secured debt ratings are lowered to certain levels. The Revolver commitment fee is 50 basis points per annum on the unused balance of the Revolver.

The Senior Credit Facility is secured by substantially all of the Company’s assets, including the stock and assets of its material domestic subsidiaries that are guarantors of this facility. The Company is subject to certain limitations including the ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; and make restricted payments. The Company is also subject to financial covenants, as amended, which are as follows:

	Actual Ratios As of	Required Ratio	Required Ratios December 1, 2006	Required Ratios December 1,
Financial Covenant	November 30, 2006	Through Nov. 30, 2006	Through November 30, 2007	2007 and thereafter

Interest coverage ratio	3.12 to 1.00	Not less than: 2.00 to 1.00	Not less than: 2.25 to 1.00	Not less than: 2.25 to 1.00

Fixed charge coverage ratio	9.17 to 1.00	Not less than: 1.15 to 1.00	Not less than: 1.20 to 1.00	Not less than: 1.20 to 1.00

Senior leverage ratio	0.88 to 1.00	Not greater than: 2.50 to 1.00	Not greater than: 2.50 to 1.00	Not greater than: 2.50 to 1.00

Leverage ratio	6.26 to 1.00	Not greater than: 8.50 to 1.00	Not greater than: 8.50 to 1.00 through February 28, 2007;	Not greater than: 5.50 to 1.00

Not greater than 8.0 to 1.00 March 1, 2007 — May 31, 2007;

Not greater than 7.50 to 1.00 June 1, 2007 — August 31, 2007;

Not greater than 7.0 to 1.00 September 1, 2007 — November 30 ,2007

The Company was in compliance with its financial covenants as of November 30, 2006. The Company entered into several amendments, consents, and waivers (Amendments) with its lenders of the Senior Credit Facility during fiscal 2005 and fiscal 2006 primarily to (i) amend certain financial covenants; (ii) permit seller financing in connection with the Fine Chemicals business; (iii) increase the term loan sub-facility in order to cash collateralize the 5 3/4% Notes; and (iv) increase the letter of credit sub-facility to provide full access to the Revolver as available liquidity and provide capacity for additional letters of credit required by various environmental agencies.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Retirement Benefits

a. Plan Descriptions

Pension Benefits — The Company has defined benefit pension plans covering substantially all salaried and hourly employees. Normal retirement age is 65, but certain plan provisions allow for earlier retirement. Pension benefits are calculated under formulas based on average earnings and length of service for salaried employees and under negotiated non-wage based formulas for hourly employees. At the beginning of fiscal 2005 the Company had three qualified defined benefit pension plans. The Company merged its two most significant plans in fiscal 2005. During fiscal 2006, the Company merged its remaining two qualified defined benefit pension plans. The mergers in fiscal 2006 and fiscal 2005 have provided economies in the administrative functions and reduced volatility of future contributions.

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

During fiscal 2005, the Company recorded a legal settlement charge of $0.4 million related to the Wotus, et al. v. GenCorp Inc. et al. case and related cases with the remaining estimated medical costs of the settlement of $6.8 million accounted for as a plan amendment pursuant to SFAS 106, Employer’s Accounting for Postretirement Benefits Other Than Pensions, and amortized over a period of years.

Defined Contribution 401(k) Benefits — The Company sponsors defined contribution 401(k) plans and participation in these plans is available to all employees. Company contributions to these plans generally are based on a percentage of employee contributions. The cost of these plans for both continuing and discontinued operations was $8.4 million in fiscal 2006, $8.3 million in fiscal 2005, and $8.6 million in fiscal 2004. The Company’s contribution to the plans is invested entirely in the GenCorp Stock Fund, and may be funded with cash or shares of GenCorp common stock. There are no restrictions on participants re-allocating all or a part of their accounts in the GenCorp Stock Fund to other investment choices.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

b. Plan Results

Summarized below is the balance sheet impact of the Company’s pension benefits and medical and life benefits. Pension benefits include the consolidated qualified plans; and the unfunded non-qualified plan for benefits provided to employees beyond those provided by the Company’s qualified plans. Plan assets, benefit obligations, and the funded status of the plans are determined at the annual measurement date of August 31 for each year presented below:

			Medical and
	Pension Benefits		Life Benefits
	Year Ended November 30,
	2006	2005	2006	2005
	(In millions)

Change in fair value of plan assets:
Fair value — beginning of year	$1,693.9	$1,635.7	$—	$—
Actual return on plan assets	145.7	185.9	—	—
Employer contributions	4.4	4.7	11.3	10.7
Divestiture(1)	(4.1)	—	—	—
Benefits paid	(134.2)	(132.4)	(11.3)	(10.7)

Fair Value — end of year	$1,705.7	$1,693.9	$—	$—

Change in benefit obligation:
Benefit obligation — beginning of year	$1,717.3	$1,616.9	$113.4	$127.1
Service cost(2)	18.2	14.0	0.4	0.4
Interest cost(2)	112.9	113.9	5.7	7.2
Amendments	—	12.7	—	(6.8)
Divestiture(1)	(5.3)	—	—	—
Actuarial (gain) loss	(31.3)	92.2	(10.5)	(3.8)
Benefits paid	(134.2)	(132.4)	(11.3)	(10.7)

Benefit Obligation — end of year(3)	$1,677.6	$1,717.3	$97.7	$113.4

Funded status of the plans	$28.1	$(23.4)	$(97.7)	$(113.4)
Unrecognized actuarial (gain) loss	141.0	233.6	(34.0)	(29.7)
Unrecognized prior service cost	16.7	20.0	(6.8)	(10.4)
Divestiture(1)	—	(1.7)	—	—
Minimum funding liability	—	(1.7)	—	—
Employer contributions/benefit payments August 31 through November 30	0.6	1.2	1.7	3.7

Net Asset (Liability) Recognized in the Consolidated Balance Sheets(4)	$186.4	$228.0	$(136.8)	$(149.8)

Amounts Recognized in the Consolidated Balance Sheets:
Prepaid pension asset	$187.3	$233.2	$—	$—
Pension liability, current	(1.7)	(7.0)	—	—
Medical and life benefits, current	—	—	(9.7)	(11.9)
Medical and life benefits, noncurrent	—	—	(127.1)	(137.9)
Other noncurrent pension liabilities	(0.5)	(1.6)	—	—
Intangible assets	1.3	1.8	—	—
Accumulated other comprehensive loss	—	1.6	—	—

Net Asset (Liability) Recognized in the Consolidated Balance Sheets	$186.4	$228.0	$(136.8)	$(149.8)

(1)	As discussed in Note 17, the Company sold the Fine Chemicals business effective November 30, 2005 and transferred pension obligations and related assets to the buyer during fiscal year 2006.

(2)	The changes in the fair value of plan assets and benefit obligations shown in the table above include the impacts of discontinued operations. The service cost and interest costs are combined for both continuing and discontinued operations.

(3)	Pension amounts include $13.2 million in fiscal 2006 and $16.9 million in fiscal 2005 for unfunded plans.

(4)	Pension amounts include $10.4 million in fiscal 2006 and $12.0 million in fiscal 2005 for unfunded plans.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated benefit obligation for the defined benefit pension plans was $1,633 million and $1,669 million as of the August 31, 2006 and 2005 measurement dates, respectively.

As of November 30, 2005, the Company had two pension plans, of which one plan had an accumulated benefit obligation in excess of plan assets, as detailed below (in millions):

Projected benefit obligation	$19.6
Accumulated benefit obligation	6.7
Fair value of plan assets	3.0

Components of net periodic benefit (income) expense for continuing operations are as follows:

				Medical and
	Pension Benefits			Life Benefits
	Year Ended November 30,
	2006	2005	2004	2006	2005	2004
	(In millions)

Service cost	$18.2	$14.0	$12.0	$0.4	$0.4	$0.4
Interest cost on benefit obligation	112.9	113.9	112.7	5.7	7.2	10.1
Assumed return on plan assets(1)	(139.0)	(134.4)	(135.1)	—	—	—
Amortization of transition obligation	—	—	(1.7)	—	—	—
Amortization of prior service costs	2.2	1.7	1.7	(3.6)	(4.0)	(4.0)
Amortization of net (gains) losses	52.8	55.5	48.6	(6.1)	(6.5)	(0.1)

Net periodic benefit (income) expense	$47.1	$50.7	$38.2	$(3.6)	$(2.9)	$6.4

(1)	Actual returns for continuing and discontinued operations plan assets were $145.7 million in fiscal 2006, $185.9 million in fiscal 2005, and $190.6 million in fiscal 2004.

Components of net periodic benefit expense for discontinued operations are as follows:

	Year Ended
	November 30,
	2005	2004
	(In millions)

Pension and medical and life benefit expense	$0.6	$8.5
Settlement/curtailment(1)	1.7	10.2

Net periodic benefit expense	$2.3	$18.7

(1)	Related to the sale of the Fine Chemicals and GDX businesses in fiscal 2005 and 2004, respectively.

Market conditions and interest rates significantly affect assets and liabilities of our pension plans. Pension accounting requires that market gains and losses be deferred and recognized over a period of years. This “smoothing” results in the creation of assets or liabilities which will be amortized to pension costs in future years. The accounting method the Company utilizes recognizes one-fifth of the unamortized gains and losses in the market-related value of pension assets and all other gains and losses including changes in the discount rate used to calculate benefit costs each year. Investment gains or losses for this purpose are the difference between the expected return and the actual return on the market-related value of assets which smoothes asset values over three years. Although the smoothing period mitigates some volatility in the calculation of annual pension costs, future pension costs are impacted by changes in the market value of pension plan assets and changes in interest rates.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

c. Plan Assumptions

The Company used the following assumptions, calculated based on a weighted-average, to determine the benefit obligations for the applicable fiscal year.

	Pension		Medical and
	Benefits		Life Benefits
	2006	2005	2006	2005

Discount rate	6.00%	5.50%	5.85%	5.20%
Expected long-term rate of return on plan assets	8.75%	8.75%	*	*
Rate of compensation increase	4.50%	4.50%	*	*
Initial healthcare trend rate	*	*	10.00%	11.00%
Ultimate healthcare trend rate	*	*	5.00%	5.00%
Year ultimate rate attained	*	*	2011	2011

*	Not applicable.

The above assumptions apply to fixed benefit plans only, as variable benefit plans do not impact total annual net periodic pension expense.

Certain actuarial assumptions, such as assumed discount rate, long-term rate of return, and assumed healthcare cost trend rates can have a significant effect on amounts reported for periodic cost of pension benefits and medical and life benefits, as well as respective benefit obligation amounts. The assumed discount rate represents the market rate available for investments in high-quality fixed income instruments with maturities matched to the expected benefit payments for pension and medical and life benefit plans. For 2006 pension benefit obligations, the discount rate was increased by 50 basis points to 6.00%, and for medical and life benefit obligations the discount rate was increased by 65 basis points to 5.85%.

The expected long-term rate of return on plan assets represents the rate of earnings expected in the funds invested to provide for anticipated benefit payments. The expected long-term rate of return on plan assets is also determined at the annual measurement date of August 31. The expected long-term rate of return used to determine benefit obligations was 8.75% for both fiscal 2006 and fiscal 2005. With input from the Company’s investment advisors and actuaries, the Company has analyzed the expected rates of return on assets and determined that these rates are reasonable based on the current and expected asset allocations and on the plans’ historical investment performance and best estimates for future investment performance. The Company’s asset managers regularly review actual asset allocations and periodically rebalance investments to targeted allocations when considered appropriate. The Company’s pension assets are managed in two distinct portfolios with different investment objectives and strategies. Approximately $700 million of the assets are attributable to the variable annuity benefits with approximately 75% of those assets invested in fixed income in order to protect participants who bear the investment risk. Approximately $1 billion of the assets are attributable to the fixed benefits, with approximately 30% of those assets invested in fixed income, with the objective to maintain and grow surplus. The 8.75% expected rate of return applies to the fixed benefit plan assets since variable assets have no bearing on the total annual net periodic pension expense. As of November 30, 2006, the actual asset allocation of fixed benefit plan assets was consistent with the asset allocation assumptions used in determining the expected long-term rate of return.

The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates for the medical benefit plans. For 2006 medical benefit obligations, the Company assumed a 10% annual rate of increase in the per capita cost of covered healthcare claims with the rate decreasing over 5 years until reaching 5%.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A one percentage point change in the key assumptions would have the following effects on the projected benefit obligations as of November 30, 2006 and on expense for fiscal 2007:

Pension Benefits and
	Medical and Life Benefits			Assumed Healthcare
	Discount Rate		Expected Long-term	Cost Trend Rate
		Projected	Rate of Return	Net Periodic	Accumulated
	Net Periodic	Benefit	Net Periodic Pension	Medical and Life	Benefit
	Benefit Expense	Obligation	Benefit Expense	Benefit Expense	Obligation
(In millions)

1% decrease	$23.0	$112.4	$9.6	$(0.6)	$(2.2)
1% increase	(23.0)	(112.4)	(9.6)	0.6	2.4

d. Plan Assets and Investment Policy

The Company’s pension plans weighted average asset allocation and the investment policy asset allocation targets at August 31, 2006 and 2005 (the Plans measurement dates), by asset category, are as follows:

	2006		2005
	Actual	Target(1)	Actual	Target(1)

Domestic equity securities	20%	21%	29%	28%
International equity securities	11	11	15	15
Fixed income	50	50	39	41
Real estate	2	2	2	1
Alternative investments	17	16	15	15

	100%	100%	100%	100%

(1)	Target range is plus or minus 2%.

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

The Company expects to pay $1.6 million in benefits to participants in its unfunded pension plan in fiscal 2007. In addition, the Company will not contribute to its funded pension plan in fiscal 2007.

e. Benefit Payments

The following presents estimated future benefit payments, including the cost of expected future service:

	Pension	Medical and Life Benefits
	Benefits	Gross Benefit	Medicare D	Net Benefit
Year Ended November 30,	Payments	Payments	Subsidy	Payments
	(In millions)

2007	$133.3	$10.7	$1.0	$9.7
2008	130.5	10.5	1.0	9.5
2009	128.0	10.4	0.3	10.1
2010	125.9	10.1	0.3	9.8
2011	123.4	9.8	0.3	9.5
Years 2012 – 2016	587.3	39.2	1.0	38.2

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company received an annual federal subsidy of $1.0 million in fiscal 2006 related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare D Subsidy).

13.	Commitments and Contingencies

a. Lease Commitments

The Company and its subsidiaries lease certain facilities, machinery and equipment, and office buildings under long-term, non-cancelable operating leases. The leases generally provide for renewal options ranging from two to seventeen years and require the Company to pay for utilities, insurance, taxes, and maintenance. Rent expense was $8.7 million in fiscal 2006, $8.5 million in fiscal 2005, and $7.5 million in fiscal 2004. The Company also leases certain surplus facilities to third parties. The Company recorded lease revenue of $6.5 million in fiscal 2006, $6.6 million in fiscal 2005, and $5.8 million fiscal 2004 related to these arrangements, which have been included in net sales. The future minimum rental commitments under all non-cancelable operating leases and lease revenue in effect as of November 30, 2006 were as follows:

	Future Minimum	Lease
Year Ended November 30,	Rental Commitments	Revenue
	(In millions)

2007	$6.5	$5.1
2008	4.1	2.1
2009	3.4	0.6
2010	2.9	—
2011	1.5	—
Thereafter	5.1	—

	$23.5	$7.8

b. Legal Proceedings

The Company and its subsidiaries are subject to legal proceedings, including litigation in federal and state courts, which arise out of, and are incidental to, the ordinary course of the Company’s on-going and historical businesses. The Company is also subject to governmental investigations by state and federal agencies. The Company cannot predict the outcome of such proceedings with any degree of certainty. The Company accounts for litigation losses in accordance with SFAS No. 5, Accounting for Contingencies. Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each quarterly reporting period, as additional information becomes known. Accordingly, the Company is often initially unable to develop a best estimate of loss, and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made, also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected.

Groundwater Cases

Aerojet and other defendants were sued by the Orange County Water District, a public entity with jurisdiction over groundwater resources and water supplies in Orange County, California: Orange County Water District v. Northrop Corporation, et al. Case No. O4CC00715, Orange County (CA) Superior Court, served December 29, 2004. The plaintiff alleges that groundwater in Orange County, California is contaminated with chlorinated solvents that were allegedly released to the environment by Aerojet and other industrial defendants causing it to incur

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unspecified response costs and other damages. The plaintiff seeks declaratory relief and recovery of past costs in connection with investigation and remediation of groundwater resources. Discovery is ongoing. The Company also received a directive under California Water Code §13267 to investigate the groundwater contamination in and around its former Aerojet Manufacturing Company facility in Fullerton, CA. That investigation is ongoing.

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

In December 2006, Aerojet was sued by eleven individual plaintiffs residing in the vicinity of Aerojet’s facilities near Sacramento, California. Haynes et al. v. Aerojet-General Corporation, Case No. O6AS04555, Sacramento County (CA) Superior Court (the Sacramento litigation), served December 15, 2006. The plaintiffs allege that Aerojet contaminated groundwater provided by the water purveyors as drinking water, which plaintiffs consumed causing illness, death and economic injury. Plaintiffs seek judgment against Aerojet for unspecified general, special and punitive damages. Aerojet has retained counsel and will be responding to the complaint.

In 2004, Aerojet and McDonald Douglas settled litigation entitled McDonald Douglas Corporation v. Aerojet-General Corporation pertaining to contaminated groundwater at and emanating from Aerojet owned property identified as the Inactive Rancho Cordova Test Sites (“IRCTS”). Pursuant to the 2004 Settlement Agreement and the 1999 Partial Settlement Agreement, either party is entitled to commence an arbitration proceeding for the reallocation of costs expended toward the investigation and remediation of the groundwater contamination. By letter of October 26, 2006, the Boeing Company, the parent of McDonald Douglas Corporation, purported to trigger the arbitration.

Olin Case

In 1993, GenCorp sued Olin Corporation (Olin), the owner and operator of a former chemical manufacturing facility located on land then owned by the Company, seeking a declaratory judgment that the Company was not liable to Olin for remedial costs. In the same case, Olin counterclaimed against GenCorp, alleging that the Company was liable under CERCLA for remediation costs of approximately $70 million due to GenCorp’s contractual relationship with Olin, operational activities and land ownership. The trial court ruled that GenCorp was liable based on theories of owner and arranger liability under CERCLA, holding the Company 30% liable for past costs (costs incurred prior to January 1, 2000) relating to the Big D site, and 40% liable for another site.

GenCorp appealed the trial court’s decision to the Sixth Circuit Court of Appeals (the Court of Appeals) and Olin appealed the trial court’s denial of Olin’s declaratory judgment claim as to future costs. In 2005, the Court of Appeals denied GenCorp’s appeal and remanded Olin’s claim for declaratory relief as to future costs for a

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determination by the trial court as to whether the claim was ripe for adjudication. In late 2005, the Company paid the full amount of the judgment regarding past costs plus interest to Olin in the amount of approximately $30 million.

In July 2006, the trial court granted Olin’s claim for a declaratory relief, holding GenCorp responsible for the same percentage of costs incurred by Olin at the sites at issue from January 1, 2000 going forward. As a result of such ruling, which the Company has appealed to the Court of Appeals, the Company paid Olin approximately $1 million in August 2006, which had been previously accrued for. Additionally, the Company increased its environmental remediation reserve by $1.7 million in the third quarter of fiscal 2006 relating to future costs for such sites.

The trial court has still not ruled on the Company’s counterclaims against Olin arising from the terms of a 1962 manufacturing agreement with Olin). Under that agreement, Olin had a contractual obligation to insure against environmental and other risks. The Company has alleged that Olin’s failure to protect such insurance payments under these policies precluded Olin from recovery against the Company for these remediation costs. Further, the Company has asserted that any failure on Olin’s part to comply with the terms of such insurance policies would result in the Company being entitled to breach of contract remedies resulting in a reduction in any CERCLA liability amounts paid and/or owed to Olin that would have otherwise been recovered from Olin’s insurance carriers (the Reduction Claims).

The Reduction Claims portion of the case is on hold pending final resolution in New York federal court (the New York Court) in a case involving Olin and its insurance carriers as to whether Olin’s notice to its insurance carriers was or was not timely and as to whether or not there is otherwise insurance coverage for the sites at issue. If Olin prevails in the New York Court action against its excess insurance carriers, it is expected that the Company will ultimately benefit from available insurance proceeds as part of the Company’s Reduction Claims. If Olin does not prevail, the trial court will have to decide whether Olin’s failure to protect its insurance is a breach of the 1962 Agreement.

Vinyl Chloride Litigation

Between the early 1950s and 1985, the Company produced polyvinyl chloride (PVC) resin at its former Ashtabula, Ohio facility. PVC is one of the most common forms of plastic currently on the market. A building block compound of PVC is vinyl chloride (VC), now listed as a known carcinogen by several governmental agencies. The Occupational Safety and Health Administration (OSHA) have regulated workplace exposure to VC since 1974.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asbestos Litigation

The Company has from time to time been named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products or in manufacturing operations. The majority have been filed in Madison County, Illinois and San Francisco, California. Since 1998, more than 200 of these asbestos lawsuits have been resolved with the majority being dismissed. There were 154 asbestos cases pending as of November 30, 2006.

Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued for such contingencies.

Snappon SA Wrongful Discharge Claims

In November 2003, the Company announced the closing of a GDX Automotive manufacturing facility in Chartres, France owned by Snappon SA, a subsidiary of the Company. The decision resulted primarily from declining sales volumes with French automobile manufacturers. In accordance with French law, Snappon SA negotiated with the local works’ council regarding the implementation of a social plan for the employees. Following the implementation of the social plan, approximately 188 of the 249 former Snappon employees sued Snappon SA in the Chartres Labour Court alleging wrongful discharge. Snappon SA is vigorously defending these claims. The claims have been heard in two groups. On April 11, 2006, the Labour Court rejected most of the claims of the first group of 44 former employees and held Snappon SA responsible for €12,000 as damages. This first group of former employees has appealed this decision. In March 2006, the Labour Court held a hearing with respect to a second group of 136 former employees, which group claims damages in excess of €12.7 million. On June 27, 2006, the Labour Court dismissed the claims filed by 15 of the second group of former employees who had been seeking in excess of €1.3 million. The Labour Court could not reach a decision on the remaining claims filed by the 121 other former employees so the Court held a hearing in front of a new judge in October 2006. On December 19, 2006, the judge dismissed the claims by the 121 former employees. No hearing date has been set for the remaining 8 former employees who have brought wrongful discharge claims.

Other Legal Matters

The Company is subject to other legal actions, governmental investigations, and proceedings relating to a wide range of matters in addition to those discussed above. While there can be no certainty regarding the outcome of any litigation, investigation or proceeding, after reviewing the information that is currently available with respect to such matters, any liability that may ultimately be incurred with respect to these matters is not expected to materially affect the Company’s consolidated financial condition. It is possible that amounts could be significant in any particular reporting period.

c. Environmental Matters

The Company is involved in a number of environmental responses under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), the Resource Conservation Recovery Act (RCRA), and other federal, state, local, and foreign laws relating to soil and groundwater contamination, hazardous waste management activities, and other environmental matters at some of its current and former facilities. The Company is also involved in a number of remedial activities at third party sites, not owned by the Company, where it is designated a potentially responsible party (PRP) by either the United States Environmental Protection Agency (US EPA) or a state agency. Anticipated costs associated with environmental remediation that are probable and estimable are accrued. In cases where a date to complete remedial activities at a particular site cannot be determined by reference to agreements or otherwise, the Company projects costs over an appropriate time period not exceeding fifteen years; in such cases, the Company does not have the ability to reasonably estimate environmental

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remediation costs that are beyond this fifteen year period. Factors that could result in changes to the Company’s estimates include completion of current and future soil and groundwater investigations, new claims, future agency demands, discovery of more contamination than expected, modification of planned remedial actions, changes in estimated time required to remediate, new technologies, changes in laws and regulations, and the discovery of new contaminants.

As of November 30, 2006, the aggregate range of these anticipated environmental costs was $263 million to $470 million and the accrued amount was $266 million. See Note 13(d) for a summary of the environmental reserve activity for the last three fiscal years. Of these accrued liabilities, approximately 62% relates to the Sacramento, California site and approximately 28% to the Baldwin Park Operable Unit of the San Gabriel Valley, California site. Each of those two sites is discussed below. The balance of the accrued liabilities relates to other sites for which the Company’s obligations are probable and estimable.

Sacramento, California Site

In 1989, a federal district court in California approved a Partial Consent Decree (PCD) requiring Aerojet, among other things, to conduct a Remedial Investigation and Feasibility Study (RI/FS) to determine the nature and extent of impacts due to the release of chemicals from the site, monitor the American River and offsite public water supply wells, operate Groundwater Extraction and Treatment facilities (GETs) that collect groundwater at the site perimeter, and pay certain government oversight costs. The primary chemicals of concern for both on-site and off-site groundwater are trichloroethylene (TCE), perchlorate, and n-nitrosodimethylamine (NDMA). The PCD has been revised several times, most recently in 2002. The 2002 PCD revision (a) separated the Sacramento site into multiple operable units to allow quicker implementation of remedy for critical areas; (b) required the Company to provide a guarantee of up to $75 million (in addition to a prior $20 million guarantee) to assure that Aerojet’s Sacramento remediation activities are fully funded; and (c) removed approximately 2,600 acres of non-contaminated land from the US EPA superfund designation.

Aerojet is involved in various stages of soil and groundwater investigation, remedy selection, design, and remedy construction associated with the operable units. In 2002, the US EPA issued a unilateral administrative order (UAO) requiring Aerojet to implement the US EPA-approved remedial action in the Western Groundwater Operable Unit. An identical order was issued by the California Regional Water Quality Control Board, Central Valley (Central Valley RWQCB). Aerojet submitted its Final Draft Remedial Investigation/Feasibility Study for the Perimeter Groundwater Operable Unit to the US EPA and, because of additional sampling requirements, expects that a Final RI/FS will be submitted in early 2007 with a Record of Decision anticipated in the summer or fall of 2007. The remaining operable units are under various stages of investigation.

The southern portion of the property known as Rio Del Oro is under state orders issued in the 1990s by the California Department of Toxic Control (DTSC) and the Central Valley RWQCB to investigate and remediate environmental contamination. Aerojet leased this property to Douglas Aircraft for rocket assembly and testing from 1957 to 1961 and sold approximately 3,500 acres, including the formerly leased portion, to Douglas Aircraft in 1961. Aerojet reacquired the property from MacDonald Douglas Corporation (MDC), the successor to Douglas Aircraft and now an operating unit of The Boeing Company, in 1984. As a result, the state orders referenced above were issued to both MDC and Aerojet. Aerojet and Boeing have entered into an allocation agreement, some of which is subject to reallocation, that establishes lead roles and payment obligations. Aerojet and Boeing are actively remediating soil on portions of the property as well as on-site and off-site groundwater contamination. Aerojet is currently working to release a significant portion of the property from the DTSC order.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

San Gabriel Valley Basin, California Site

Baldwin Park Operable Unit (BPOU)

As a result of its former Azusa, California operations, in 1994 Aerojet was named a PRP by the US EPA, primarily due to volatile organic compound (VOC) contamination in the area of the San Gabriel Valley Basin superfund site known as BPOU.

Between 1995 and 1997, the US EPA issued Special Notice Letters to Aerojet and eighteen other companies requesting that they implement a groundwater remedy. Subsequently, additional contaminates were identified, namely: perchlorate, NDMA, and 1,4-dioxane. On June 30, 2000, the US EPA issued a UAO ordering the PRPs to implement a remedy consistent with the 1994 Record of Decision (ROD). Aerojet, along with seven other PRPs (the Cooperating Respondents) signed a Project Agreement in late March 2002 with the San Gabriel Basin Water Quality Authority (WQA), the Main San Gabriel Basin Watermaster, and five water companies. The Project Agreement, which has a term of fifteen years, became effective on May 9, 2002. Pursuant to the Project Agreement, the Cooperating Respondents fund through an escrow account, the capital, operational, maintenance, and administrative costs of certain treatment and water distribution facilities to be owned and operated by the Water companies. There are also provisions in the Project Agreement for maintaining financial assurance in the form of cash or letters of credit. Aerojet and the other Cooperating Respondents have entered into an interim allocation agreement that establishes the interim payment obligations of the Cooperating Respondents for the costs incurred pursuant to the Project Agreement. Under the interim allocation, Aerojet is responsible for approximately two-thirds of all project costs, including government oversight costs. A significant amount of public funding is available to offset project costs. To date, Congress has appropriated approximately $71 million (so called Title 16 and Dreier funds), which is potentially available for payment of project costs. Approximately $40 million of the funding has been allocated to costs associated with the Project Agreement and additional funds may follow in later years. All project costs are subject to reallocation among the Cooperating Respondents. Aerojet intends to continue to defend itself vigorously to assure that it is appropriately treated with other PRPs and that costs of any remediation are properly allocated among all PRPs.

As part of Aerojet’s sale of its Electronics and Information Systems (EIS) business to Northrop Grumman Corporation (Northrop) in October 2001, the US EPA approved a Prospective Purchaser Agreement with Northrop to absolve it of pre-closing liability for contamination caused by the Azusa, California operations, which liability remains with Aerojet. As part of that agreement, the Company agreed to provide a $25 million guarantee of Aerojet’s obligations under the Project Agreement.

South El Monte Operable Unit (SEMOU)

Aerojet previously owned and operated manufacturing facilities located on East Flair Drive in El Monte, California. On December 21, 2000, Aerojet received an order from the Los Angeles RWQCB requiring a work plan for investigation of this former site. On January 22, 2001, Aerojet filed an appeal of the order with the Los Angeles RWQCB asserting selective enforcement. The appeal had been held in abeyance pending negotiations with the Los Angeles RWQCB, but due to a two-year limitation on the abeyance period, the appeal was dismissed without prejudice. In September 2001, Aerojet submitted a limited work plan to the Los Angeles RWQCB.

On February 21, 2001, Aerojet received a General Notice Letter from the US EPA naming Aerojet as a PRP with regard to the SEMOU of the San Gabriel Valley Basin, California Superfund site. On April 1, 2002, Aerojet received a special notice letter from the US EPA that requested Aerojet enter into negotiations with it regarding the performance of a remedial design and remedial action for the SEMOU. In light of this letter, Aerojet performed a limited site investigation of the East Flair Drive site. The data collected and summarized in the report showed that chemicals including TCE and PCE were present in the soil and groundwater at, and near, the El Monte location. Site investigations are ongoing.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 29, 2003, the US EPA issued a UAO against Aerojet and approximately 40 other parties requiring them to conduct the remedial design and remedial action in the SEMOU. The impact of the UAO on the recipients is not clear as much of the remedy is already being implemented by the water entities. The cost estimate to implement projects under the UAO prepared by the US EPA and the water entities is approximately $90 million. The Company is working diligently with the US EPA and the other PRPs to resolve this matter and insure compliance with the UAO. The Company’s share of responsibility has not yet been determined.

On November 17, 2005, Aerojet notified the Los Angeles RWQCB and the US EPA that Aerojet was involved in research and development at the East Flair Drive site that included the use of 1,4-dioxane. Aerojet’s investigation of that issue is continuing.

Other Sites

The Company is currently involved in approximately 39 other environmental remediation actions or claims. In many of these matters, the Company is involved with other PRPs. In many instances, the Company’s liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company’s involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company’s experience, interim and final allocations of liability and costs are generally made based on relative contributions of waste or contamination.

d. Environmental Reserves and Estimated Recoveries

Reserves

The Company reviews on a quarterly basis estimated future remediation costs that could be incurred over the contractual term or next fifteen years of the expected remediation. The Company has an established practice of estimating environmental remediation costs over a fifteen period; except for those environmental remediation costs whose contractual terms are sufficiently specific to allow reasonable costs estimates to be developed beyond a fifteen year period. As the period for which estimated environmental remediation costs increases, the reliability of such estimates decrease. These estimates consider the investigative work and analysis of engineers, outside environmental consultants, and the advice of legal staff regarding the status and anticipated results of various administrative and legal proceedings. In most cases, only a range of reasonably possible costs can be estimated. In establishing our reserves, the most probable estimate is used when determinable; otherwise, the minimum is used. The timing of payment for estimated future environmental costs depends on the timing of regulatory approvals for planned remedies and the construction and completion of the remedies.

A summary of the Company’s environmental reserve activity is shown below:

	November 30,	2004	2004	November 30,	2005	2005	November 30,	2006	2006	November 30,
	2003	Additions	Expenditures	2004	Additions	Expenditures	2005	Additions	Expenditures	2006

Aerojet	$298.0	$23.0	$(34.0)	$287.0	$13.0	$(44.4)	$255.6	$48.4	$(47.5)	$256.5
Other Sites	16.6	2.0	(2.0)	16.6	1.4	(5.6)	12.4	1.8	(4.7)	9.5

Environmental Reserve	$314.6	$25.0	$(36.0)	$303.6	$14.4	$(50.0)	$268.0	$50.2	$(52.2)	$266.0

As of November 30, 2006, the Aerojet reserves include $164.5 million for the Sacramento site, $75.0 million for BPOU, and $17.0 million for other Aerojet sites.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In conjunction with the sale of EIS, Aerojet entered into an agreement with Northrop whereby Aerojet is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement. Amounts reimbursed are subject to annual limitations, with excess amounts carried over to subsequent periods, the total of which will not exceed $190 million over the term of the agreement, which ends in 2028. As of November 30, 2006, $139.5 million in potential future reimbursements were available over the remaining life of the agreement.

As part of the acquisition of the Atlantic Research Corporation (ARC) propulsion business, Aerojet entered into an agreement with ARC pursuant to which Aerojet is responsible for up to $20 million, of costs (Pre-Close Environmental Costs) associated with environmental issues that arose prior to Aerojet’s acquisition of the ARC propulsion business, of which $16.4 million remains as of November 30, 2006. Pursuant to a separate agreement with the U.S. government which was entered into prior to the closing of the ARC acquisition, these Pre-Close Environmental Costs are treated under the normal rules of cost allowability and are not subject to the 88% limitation under the Global Settlement, and are recovered through the establishment of prices for Aerojet’s products and services sold to the U.S. government.

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

In conjunction with the review of its environmental reserves discussed above, the Company revised its estimate of costs that will be recovered under the Global Settlement based on business expected to be conducted under contracts with the U.S. government and its agencies in the future. In fiscal 2006, the increase to the reserve of $50.2 million resulted in a corresponding increase to the receivable and a charge to operations of $9.2 million. In fiscal 2005, the increase to the reserve of $14.4 million resulted in a corresponding increase to the receivable and a charge to operations of $5.1 million. As a result of the plan to sell the Fine Chemicals business, Aerojet revised its estimated recovery of costs under the Global Settlement during fiscal 2004. As a result, Aerojet increased its estimated recoveries by $37.8 million and recorded a charge to operations of $16.4 million in fiscal 2004. The expenses and benefits associated with adjustments to the environmental reserves are recorded as a component of other (income) expense, net in the Consolidated Statements of Operations.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

e. Conditional Asset Retirement Obligations

Effective November 30, 2006, the Company adopted Financial Accounting Standards Board Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations. FIN 47 requires that the fair value of a liability for a conditional asset retirement obligation be recognized in the period in which it is incurred and the settlement date is estimable, and is capitalized as part of the carrying amount of the related tangible long-lived asset.

The Company performed an analysis of such obligations associated with all real property owned or leased, including plants, warehouses, and offices. The Company’s estimate of conditional asset retirement obligations associated with owned properties relate to costs estimated to be necessary for the legally required removal or remediation of various regulated materials, primarily asbestos disposal and radiological decontamination of an ordnance manufacturing facility. For conditional asset retirement obligations that are not expected to be retired in the next fifteen years, the Company estimated the retirement date of such asset retirement obligations to be thirty years from the date of adoption. For leased properties, such obligations relate to the estimated cost of contractually required property restoration.

The application of FIN 47 resulted in the Company recording conditional asset retirement obligations in the amount of $10.2 million, which is a component of other noncurrent liabilities on the Consolidated Balance Sheet. Of this amount, $1.4 million was recorded as an incremental cost of the underlying property, plant and equipment, less $0.8 million of accumulated depreciation. The Company also recorded an asset of $8.4 million which represents the amount of the conditional asset retirement obligation that is estimated to be recoverable under U.S. government contracts. As of November 30, 2006, the cumulative effect related to the accretion of the liability and depreciation of the asset net of the amount recoverable under U.S. government contracts was $1.2 million, all attributable to the Aerospace and Defense segment.

The following table sets forth information for fiscal 2006, fiscal 2005, and fiscal 2004, adjusted for the recognition of depreciation expense related to the cost of conditional asset retirements and accretion expense had the Company accounted for conditional asset retirement obligations in accordance with FIN 47 in those periods:

	Year Ended November 30,
	2006	2005	2004
	(In millions, except
	per share amounts)

Net loss, as reported	$(38.5)	$(230.0)	$(397.6)
Add: FIN 47 cumulative effect, net of tax	1.2	—	—
Less: FIN 47 unrecoverable depreciation and accretion expense, net of tax	(0.1)	(0.1)	(0.1)

Net loss, pro forma	$(37.4)	$(230.1)	$(397.7)

As reported
Basic and diluted net loss per share	$(0.69)	$(4.21)	$(8.82)
Pro forma
Basic and diluted net loss per share	$(0.68)	$(4.21)	$(8.82)
Pro forma asset retirement obligation, net	$10.2	$9.3	$8.5

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

f. Arrangements with Off-Balance Sheet Risk

As of November 30, 2006, obligations required to be disclosed in accordance with FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, consisted of:

— $70.5 million in outstanding commercial letters of credit expiring in 2007, the majority of which may be renewed, and securing obligations for environmental remediation and insurance coverage.

— Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to U.S. government agencies for environmental remediation activities.

— Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of its obligations under its Senior Credit Facility and its 9 1/2% Notes.

In addition to the items discussed above, the Company from time to time enters into certain types of contracts that require the Company to indemnify parties against third-party and other claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnification to purchasers of the Company’s businesses or assets including, for example, claims arising from the operation of the businesses prior to disposition, liability to investigate and remediate environmental contamination existing prior to disposition; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for other claims arising from the Company’s use of the applicable premises; and, (iii) certain agreements with the Company’s officers and directors, under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheets as of November 30, 2006 and 2005.

14.	Shareholders’ Deficit

a. Preference Stock and Preferred Share Purchase Rights

In January 1997, the Board of Directors extended for ten additional years GenCorp’s Shareholder Rights Plan (Rights Plan), as amended. When the Rights Plan was originally adopted in 1987, the Directors declared a dividend of one Preferred Share Purchase Right (Right) on each outstanding share of common stock, payable to shareholders of record on February 27, 1987. Rights outstanding as of November 30, 2006 and 2005 totaled 55.8 million and 55.3 million, respectively. The Rights Plan provides that under certain circumstances each Right will entitle shareholders to buy one one-hundredth of a share of a new Series A Cumulative Preference Stock at an exercise price of $100. The Rights are exercisable only if a person or group acquires 20% or more of GenCorp’s common stock or announces a tender or exchange offer that will result in such person or group acquiring 30% or more of the common stock. GenCorp is entitled to redeem the Rights at two cents per Right at any time until ten days after a 20% position has been acquired (unless the Board elects to extend such time period, which in no event may exceed 30 days). If the Company is involved in certain transactions after the Rights become exercisable, a holder of Rights (other than Rights beneficially owned by a shareholder who has acquired 20% or more of GenCorp’s common stock, which Rights become void) is entitled to buy a number of the acquiring company’s common shares, or GenCorp’s common stock, as the case may be, having a market value of twice the exercise price of each Right. A potential dilutive effect may exist upon the exercise of the Rights. Until a Right is exercised, the holder has no rights as a stockholder of the Company including, without limitation, the right to vote as a stockholder or to receive dividends. On March 23, 2006, the Company’s Board of Directors unanimously determined to allow the Rights Plan to expire without renewal on February 18, 2007. Furthermore, the Board of Directors determined that should the conditions of the Rights Plan be triggered prior to the scheduled expiration of the Rights Plan, the Company will either redeem the rights or amend the Rights Plan to make it inapplicable to such event.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of November 30, 2006, 1.5 million shares of $1.00 par value Series A Cumulative Preference Stock were reserved for issuance upon exercise of Preferred Share Purchase Rights.

b. Common Stock

As of November 30, 2006, the Company had 150.0 million authorized shares of common stock, par value $0.10 per share, of which 56.1 million shares were issued, 55.8 million shares were outstanding, and 21.5 million shares were reserved for future issuance for discretionary payments of the Company’s portion of retirement savings plan contributions, exercise of stock options (ten year contractual life) and restricted stock (no maximum contractual life), payment of awards under stock-based compensation plans, and conversion of the Company’s Notes.

During the first two quarters of fiscal 2004, the Company paid a quarterly cash dividend on its common stock of $0.03 per share. The Company’s Board of Directors eliminated the payment of quarterly dividends for future periods, beginning with the third quarter of fiscal 2004. Beginning in December 2004, the Senior Credit Facility restricted the payment of dividends.

On November 23, 2004, the Company closed a public offering of 8,625,000 shares of its common stock at $16.00 per share. The Company received net proceeds from the offering of approximately $130.5 million.

c. Stock-based Compensation

On December 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options, restricted stock, and stock appreciation rights (SARS) based on estimated fair values. The Company adopted SFAS 123(R) using the modified prospective transition method, which requires application of the accounting standard as of December 1, 2005, the first day of fiscal 2006. In accordance with the modified prospective transition method, the Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Therefore, the results for fiscal 2006 are not directly comparable to prior years.

Prior to the adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the Company applied the accounting rules under APB 25, which provided that no compensation expense was charged for options granted at an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, the Company did not record any significant stock-based compensation related to SARS under the intrinsic value method in accordance with SFAS 123.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to awards granted under the Company’s stock-based compensation plans prior to the adoption of this standard:

	Year Ended November 30,
	2005	2004
	(In millions, except per share amounts)

Net loss, as reported	$(230.0)	$(397.6)
Add: Stock based compensation expense reported, net of related tax effects	2.3	0.4
Deduct: Stock based compensation expense determined under fair value based method for all awards, net of related tax effects	(3.5)	(1.0)

Net loss, pro forma	$(231.2)	$(398.2)

As reported
Basic and diluted net loss per share	$(4.21)	$(8.82)
Pro forma
Basic and diluted net loss per share	$(4.23)	$(8.83)

Adoption of SFAS 123(R)

The following table details the impact of adopting SFAS 123(R) during fiscal 2006 (in millions, except per share amounts):

Year Ended
November 30,
2006

Effect on loss from continuing operations before cumulative effect of change in accounting principle	$(0.6)
Cumulative effect of change in accounting principle, net of income taxes	(0.7)

Net loss	$(1.3)

Effect on basic and diluted net loss per share	$(0.02)

Total stock-based compensation expense by type of award for fiscal 2006 was as follows:

Year Ended
November 30,
2006

Stock appreciation rights	$(1.2)
Restricted stock, service based	(0.3)
Restricted stock, performance based	(0.9)
Stock options	(0.1)

Stock-based compensation expense before tax effect	(2.5)
Tax effect on stock-based compensation expense	—

Total stock-based compensation expense	$(2.5)

Effect on basic and diluted net loss per share	$(0.05)

Stock Appreciation Rights:  As of November 30, 2006, a total of 544,975 SARS were outstanding under the 1999 Equity and Performance Incentive Plan (1999 Plan). SARS granted to key employees are generally

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercisable in one-third increments at one year, two years, and three years from the date of grant and have a ten year contractual life. SARS granted to directors of the Company typically vest over a one year service period (half after six months and half after one year) and have a ten year contractual life. These awards are similar to the Company’s employee stock options, but are settled in cash rather than in shares of common stock, and are classified as liability awards. Under APB 25, compensation cost for these awards was recognized based on the intrinsic value method. The Company did not incur any significant compensation charges related to the SARS during fiscal 2005 and fiscal 2004. Under the provisions of SFAS 123(R), compensation cost for these awards is determined using a fair-value method and remeasured at each reporting date until the date of settlement. Stock-based compensation expense recognized for fiscal 2006 is based on SARS ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.

A summary of the status of the Company’s SARS as of November 30, 2006 and changes during fiscal 2006 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	SARS	Exercise	Contractual	Value
	(000s)	Price	Life (years)	(in millions)

Outstanding at November 30, 2005	269	$19.13
Granted	360	18.54
Canceled	(84)	19.21

Outstanding at November 30, 2006	545	$18.73	8.09	$0.1

Exercisable at November 30, 2006	137	$19.57	5.63	$—

The weighted average grant date fair value for SARS granted in fiscal 2006 and fiscal 2005 were $10.70 and $10.90, respectively. The Company did not grant SARS during fiscal 2004. None of the SARS were exercised in fiscal 2006 or fiscal 2005. As of November 30, 2006, there was $1.6 million of total stock-based compensation related to nonvested SARS. That cost is expected to be recognized over an estimated weighted-average amortization period of 17 months.

Restricted Stock, service based:  As of November 30, 2006, a total of 85,000 shares of service based restricted stock was outstanding which vest based on years of service under the 1999 Plan. Restricted shares are granted to key employees and directors of the Company. The fair value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of award and is being amortized on a straight line basis over the service period. Stock-based compensation expense recognized for the first nine months of fiscal 2006 is based on service based restricted stock ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.

A summary of the status of the Company’s service based restricted stock as of November 30, 2006 and changes during fiscal 2006, is presented below:

	Service
	Based	Weighted
	Restricted	Average
	Stock	Grant Date
	(000s)	Fair Value

Outstanding at November 30, 2005	139	$14.73
Granted	36	19.27
Vested	(75)	9.41
Canceled	(15)	15.24

Outstanding at November 30, 2006	85	$13.40

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of November 30, 2006, there was $0.9 million of total stock-based compensation related to nonvested service based restricted stock. That cost is expected to be recognized over an estimated weighted-average amortization period of 23 months. The intrinsic value of the service based restricted stock outstanding at November 30, 2006 was $1.2 million. Additionally, the intrinsic value of the service based restricted stock vested during fiscal 2006, fiscal 2005, and fiscal 2004 was $1.5 million, $0.6 million, and $0.1 million, respectively. The weighted average grant date fair values for service based restricted stock granted in fiscal 2005 and fiscal 2004 were $18.75 and $10.30, respectively.

Restricted Stock, performance based:  As of November 30, 2006, a total of 114,359 shares of performance based restricted shares were outstanding under the 1999 Plan. The restricted stock primarily vests if the Company meets various operations and earnings targets set by the Organization & Compensation Committee of the Board. The fair value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of award and is being amortized over the estimated service period to achieve the operations and earnings targets. Stock-based compensation expense recognized for all years presented is based on performance based restricted stock ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.

A summary of the status of the Company’s performance based restricted stock as of November 30, 2006 and changes during fiscal 2006, is presented below:

	Performance
	Based	Weighted
	Restricted	Average
	Stock	Grant Date
	(000s)	Fair Value

Outstanding at November 30, 2005	204	$15.65
Granted	104	19.43
Canceled	(194)	15.69

Outstanding at November 30, 2006	114	$18.87

As of November 30, 2006, there was $1.5 million of total stock-based compensation related to nonvested performance based restricted stock. The underlying performance criteria set by the Organization & Compensation Committee of the Board relate to meeting certain annual earnings and cash flow targets and achieving certain real estate related milestones within specific time frames through 2009. Based on the Company’s current projections, approximately $0.1 million of the $1.5 million is not currently expected to vest. The estimated $1.4 million of nonvested performance based stock cost will be recognized over an estimated amortization period of when the performance targets are expected to be met. The intrinsic value of the performance based restricted stock outstanding at November 30, 2006 was $1.6 million. Additionally, the intrinsic value of the performance based restricted stock vested during fiscal 2005 and fiscal 2004 were $1.3 million and $0.7 million, respectively. The weighted average grant date fair value for performance based restricted stock granted in fiscal 2005 was $18.51. The Company did not grant any performance based restricted stock in fiscal 2004.

Stock Options:  As of August 31, 2006, a total of 1,655,515 stock options were outstanding under the 1999 Plan and the 1997 Stock Option Plan. The Company has not granted stock options to employees or directors since February 2004. Stock-based compensation expense recognized for fiscal 2006 included compensation expense for stock options granted prior to, but not yet vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s stock options as of November 30, 2006 and changes during fiscal 2006 is presented below:

			Weighted
		Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(000s)	Price	Life	(in millions)

Outstanding at November 30, 2005	1,915	$11.15
Exercised	(257)	12.53
Canceled	(3)	10.76

Outstanding and Exercisable at November 30, 2006	1,655	$10.93	3.93	$4.8

The weighted average grant-date fair value of stock options granted was $4.45 for stock options granted in fiscal 2004. The total intrinsic value of options exercised during fiscal 2006, fiscal 2005, and fiscal 2004 was $1.5 million, $3.7 million, and $2.3 million, respectively.

The following table summarizes the range of exercise prices and weighted-average exercise prices for options outstanding and exercisable as of November 30, 2006 under the Company’s stock option plans:

			Outstanding and Exercisable
Year in					Weighted
Which Stock			Stock	Weighted	Average
Options			Options	Average	Remaining
Were	Range of Exercise		Outstanding	Exercise	Contractual
Granted	Prices		(000s)	Price	Life (years)

1997	$10	.03 – $15.64	71	$10.95	0.4
1998	$12	.67 – $16.06	204	$15.92	1.3
1999	$ 9	.40 – $12.74	207	$10.43	2.4
2000	$ 8	.19 – $10.13	261	$9.49	3.1
2001	$10	.44 – $12.30	322	$10.85	4.2
2002	$ 9	.77 – $15.43	241	$12.84	5.5
2003	$ 6	.53 – $ 9.29	321	$7.93	6.3
2004	$10.92		28	$10.92	7.2

			1,655

Valuation Assumptions

The fair value of SARS granted in fiscal 2006 and stock options granted in fiscal 2004 were estimated using a Black-Scholes Model with the following weighted average assumptions:

	Year Ended November 30,
	2006	2004

Expected life (in years)	7.1	5.0
Volatility	39.31%	42.00%
Risk-free interest rate	4.46%	3.07%
Dividend yield	0.00%	0.00%

During fiscal 2005, the Company did not issue any stock options or SARS that required a fair value calculation.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Risk-Free Interest Rate:  The Company bases the risk-free interest rate used in the Black-Scholes Model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The range of risk-free interest rates used in the Black-Scholes Model was 3.07% to 5.26%.

Estimated Pre-vesting Forfeitures:  When estimating forfeitures, the Company considers historical termination as well as anticipated retirements.

d. Other Comprehensive Loss, Net of Income Taxes

The Company’s other comprehensive loss consists of the accumulated effects of foreign currency translation adjustments, changes in the fair value of certain derivative financial instruments and changes in the minimum funding liability for pension obligations. At November 30, 2005, the Company had $1.6 million of minimum funding liabilities for pension obligations.

Prior to the sale of substantially all of the GDX business, the Company had an accumulated foreign currency translation gain of $35.0 million that was reflected as a net increase of consolidated shareholders’ deficit and related solely to the GDX business. In accordance with SFAS No. 52, Foreign Currency Translation, this amount has been included in the determination of the loss on sale of GDX and in accordance with SFAS No. 130, Reporting Comprehensive Income, an equal amount is reported as a reclassification adjustment.

The components of other comprehensive loss and the related income tax effects are presented in the following table:

	Year Ended November 30,
	2006	2005	2004
	(In millions)

Net loss	$(38.5)	$(230.0)	$(397.6)
Other comprehensive loss, net of income taxes:
Effects of change in minimum pension liability and other	1.6	1.2	(0.3)
Change in fair value of interest rate swap	—	—	0.8
Reclassification adjustment	—	—	(35.0)

Total comprehensive loss	$(36.9)	$(228.8)	$(432.1)

15.	Operating Segments and Related Disclosures

As discussed in Note 17, the Company divested the Fine Chemicals and GDX businesses during fiscal 2005 and 2004, respectively. These businesses, which were previously considered separate operating segments, have been classified as discontinued operations. As a result, the Company’s continuing operations are now organized into two operating segments based on different products and customer bases: Aerospace and Defense and Real Estate.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 1).

The Company evaluates its operating segments based on several factors, of which the primary financial measure is segment performance. Segment performance represents net sales from continuing operations less applicable costs, expenses and provisions for unusual items relating to operations. Segment performance excludes corporate income and expenses, provisions for unusual items not related to the operations, interest expense, and income taxes (see Note 18 for a discussion on unusual items).

Selected financial information for each reportable segment is as follows:

	Year Ended November 30,
	2006	2005	2004
	(In millions)

Net Sales:
Aerospace and Defense	$614.6	$615.8	$489.1
Real Estate	6.5	6.6	15.1
Intersegment sales elimination	—	—	(8.8)

Total	$621.1	$622.4	$495.4

Segment Performance:
Aerospace and Defense	$61.2	$(109.2)	$39.5
Environmental remediation provision adjustments	(7.4)	(3.9)	17.1
Retirement benefit plan expense	(34.8)	(34.2)	(27.0)
Unusual items (see Note 18)	(8.5)	9.8	—

Aerospace and Defense Total	10.5	(137.5)	29.6

Real Estate	2.3	3.9	12.3

Total	$12.8	$(133.6)	$41.9

Reconciliation of segment performance to loss from continuing operations before income taxes and cumulative effect of changes in accounting principles:
Segment Performance	$12.8	$(133.6)	$41.9
Interest expense	(27.2)	(23.6)	(35.0)
Corporate retirement benefit plan expense	(8.7)	(13.6)	(17.6)
Corporate and other expenses	(20.6)	(17.7)	(37.8)
Corporate unusual items (see Note 18)	—	(47.2)	(8.8)

Loss from continuing operations before income taxes and cumulative effect of changes in accounting principles	$(43.7)	$(235.7)	$(57.3)

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended November 30,
	2006	2005	2004
	(In millions)

Aerospace and Defense	$19.0	$19.7	$21.1
Real Estate	—	—	—
Corporate	—	—	—

Capital Expenditures	$19.0	$19.7	$21.1

Aerospace and Defense	$24.4	$25.6	$24.9
Real Estate	0.7	0.8	—
Corporate	2.1	2.0	6.4

Depreciation and Amortization	$27.2	$28.4	$31.3

	As of November 30,
	2006	2005
	(In millions)

Aerospace and Defense	$743.6	$779.8
Real Estate	48.4	42.8

Identifiable assets	792.0	822.6
Corporate	228.9	233.5
Discontinued operations	0.5	1.3

Assets	$1,021.4	$1,057.4

The Company’s continuing operations are located in the United States. Inter-area sales are not significant to the total sales of any geographic area. Unusual items included in segment performance pertained only to the United States.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In millions, except per share amounts)

2006
Net sales	$128.3	$167.2	$158.3	$167.3
Cost of products sold	121.3	151.4	145.4	146.9
Unusual items	—	8.5	—	—
Loss from continuing operations before income taxes and cumulative effect of changes in accounting principles	(13.7)	(14.4)	(15.6)	—
Income (loss) from continuing operations before changes in accounting principles	(14.3)	(10.4)	(14.6)	0.3
Income (loss) from discontinued operations, net of income taxes	(1.0)	3.1	1.5	(1.2)
Cumulative effect of changes in accounting principles, net of income taxes	(0.7)	—	—	(1.2)
Net loss	(16.0)	(7.3)	(13.1)	(2.1)
Basic and diluted income (loss) per share from continuing operations before changes in accounting principles	(0.26)	(0.19)	(0.26)	—
Basic and diluted income (loss) per share from discontinued operations, net of income taxes	(0.02)	0.06	0.02	(0.02)
Basic and diluted loss per share from cumulative effect of changes in accounting principles, net of income taxes	(0.01)	—	—	(0.02)
Basic and diluted loss per share	$(0.29)	$(0.13)	$(0.24)	$(0.04)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In millions, except per share amounts)

2005
Net sales	$139.4	$144.6	$133.6	$204.8
Cost of products sold	129.7	130.9	119.2	357.5
Unusual items	18.1	2.0	—	17.3
Loss from continuing operations before income taxes	(29.9)	(9.5)	(5.1)	(191.2)
Income (loss) from continuing operations	(29.9)	3.4	(4.4)	(175.5)
Income (loss) from discontinued operations, net of income taxes	(1.5)	1.6	(24.5)	0.8
Net income (loss)	(31.4)	5.0	(28.9)	(174.7)
Basic and diluted income (loss) per share from continuing operations	(0.55)	0.06	(0.08)	(3.19)
Basic and diluted income (loss) per share from discontinued operations, net of income taxes	(0.03)	0.03	(0.45)	0.01
Basic and diluted income (loss) per share	$(0.58)	$0.09	$(0.53)	$(3.18)

17.	Discontinued Operations

During the third quarter of fiscal 2006, the Company classified its Turbo product line as a discontinued operation as a result of its plans to sell the product line. The product line is not core to the Aerospace and Defense segment and required increased management oversight and costs because of increased competition and investments

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for on-going maintenance of the product line. On November 17, 2006, the Company completed the sale of its Turbo product line to Aerosource Inc. for $1.1 million, subject to adjustment. The loss on the sale of the Turbo product line during fiscal 2006 was $0.4 million. For operating segment reporting, the Turbo product line was previously reported as a part of the Aerospace and Defense segment.

During the third quarter of fiscal 2004, the Company classified the Fine Chemicals segment as a discontinued operation as a result of its plans to sell the business. The plan was a result of management’s decision to focus its capital and resources on its Aerospace and Defense and Real Estate operating segments. In July 2005, the Company signed a definitive agreement to sell the Fine Chemicals business to American Pacific Corporation (AMPAC). The purchase price, as revised, consisted of $88.5 million of cash paid at closing, an unsecured subordinated seller note of $25.5 million delivered at closing, a contingent payment of up to $6.0 million if the Fine Chemicals business achieved specified earnings targets in the twelve month period ended September 30, 2006, and the assumption by the buyer of certain liabilities. In December 2006, the Company was notified by AMPAC that the earnings targets for the twelve month period ended September 30, 2006 had been achieved. The Company recorded a full allowance on the $25.5 million seller note in fiscal 2005 and $6.0 million earnings targets receivable in fiscal 2006. On January 17, 2007, AMPAC announced that it intends to refinance its senior debt. In addition, on January 17, 2007, the Company entered into an earn-out and seller note repayment agreement (Repayment Agreement) with AMPAC. The Repayment Agreement will result in the Company receiving $29.7 million and the release of certain liabilities related to the divestiture during the first quarter of fiscal 2007 in consideration for the seller note, including interest, and the earnings targets payment, only if AMPAC successfully completes the refinancing of its senior debt and receipt of any required consents of holders of its senior debt. Income will be recorded in the future on the seller note and the earnings targets payment when realized. During fiscal 2005, the Company recorded a loss of $28.7 million on the difference between the estimated cash proceeds to be received on disposition less the carrying value of the net assets being sold and related transaction selling costs. An additional loss of $0.1 million was recorded in fiscal 2006 to reflect the net assets of the Fine Chemicals business and management’s estimate of the proceeds from the sale. The Company closed the transaction on November 30, 2005. For operating segment reporting, the Fine Chemicals business was previously reported as a separate operating segment.

During the second quarter of fiscal 2004, the Company announced plans to sell its GDX business. This decision was a result of declining volumes and continued challenges in this market environment including increased material costs, high development and start-up costs, anticipated working capital requirements as well as adverse customer pricing pressures. In accordance with the Company’s plan to sell its GDX business, the GDX operating segment was classified as a discontinued operation during the second quarter of fiscal 2004. During the third quarter of fiscal 2004, the Company signed a definitive agreement to sell substantially all subsidiaries that were engaged in the GDX business to Cerberus for $147 million, subject to adjustment. The Company closed the transaction on August 31, 2004. In June 2006, the Company entered into a Final Settlement and Release Agreement with Cerberus related to the sale of GDX which resulted in a $2.9 million income tax benefit and $2.0 million gain that was recorded during the second quarter of fiscal 2006. For operating segment reporting, GDX was previously reported as a separate operating segment.

During the second quarter of fiscal 2004, the GDX operating segment net assets were adjusted to management’s estimate of proceeds to be received on disposition less costs to sell that resulted in a $261.0 million loss being recorded. The loss included $95.0 million and $4.0 million related to the write-off of goodwill and other intangible assets, respectively. An additional loss of $18.0 million was recorded in the third quarter of fiscal 2004 to reflect the net assets of the GDX business and management’s estimate of the proceeds from the sale of the GDX business to Cerberus.

The Company adjusted certain pre-acquisition obligations during the second quarter of fiscal 2006 associated with the Company’s purchase of the Draftex group in December 2000 which resulted in a $1.7 million pre-tax charge. During the third quarter of fiscal 2006, the Company reached a settlement on these pre-acquisition obligations which resulted in $1.3 million of pre-tax income.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 2003, the Company announced the closing of a GDX manufacturing facility in Chartres, France. The decision resulted primarily from declining sales volumes with French automobile manufacturers. In June 2004, the Company completed the legal process for closing the facility and establishing a social plan. In fiscal 2004, an expense of approximately $14.0 million related to employee social costs was recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. An expense of $1.0 million was recorded during the fiscal 2005 primarily related to employee social costs that became estimable in fiscal 2005 and is included as a component of discontinued operations. The Company has not yet recorded expenses associated with certain social benefits due to the uncertainty of these costs. These additional social costs may result in an additional pre-tax expense of up to $2.0 million and may be incurred within the next few years.

In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, the Company allocated interest to discontinued operations based on interest on debt that would be required to be repaid using estimated proceeds to be received from the anticipated sale of the GDX Automotive and Fine Chemicals businesses. This allocation resulted in interest of $2.5 million and $3.6 million for fiscal 2005 and fiscal 2004, respectively.

Summarized financial information for discontinued operations is set forth below:

	Year Ended November 30,
	2006	2005	2004
	(In millions)

Net sales	$1.0	$66.1	$632.3
Loss before income taxes	—	(23.6)	(307.1)
Income tax benefit (provision)	2.4	—	(4.0)
Income (loss) from discontinued operations	2.4	(23.6)	(311.1)

As of November 30, 2006 and 2005, the components of assets and liabilities of discontinued operations in the consolidated balance sheets are as follows:

	As of November 30,
	2006	2005
	(In millions)

Inventories	$—	$0.4
Other assets	0.5	0.7
Property, plant and equipment, net	—	0.2

Assets of discontinued operations	$0.5	$1.3

Accounts payable	$0.6	$0.9
Other liabilities	1.2	1.0

Liabilities of discontinued operations	$1.8	$1.9

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Unusual Items

Charges and gains associated with unusual items are summarized as follows:

	Year Ended November 30,
	2006	2005	2004
	(In millions)

Aerospace and Defense:
Unrecoverable portion of legal settlement	$8.5	$2.0	$—
Gain on settlements and recoveries	—	(11.8)	—
Corporate:
Estimated loss on legal matter	—	29.1	—
Loss on redemption of 9 1/2% Notes	—	6.7	—
Loss on repayment of 5 3/4% Notes	—	5.5	8.8
Loss on termination of the Restated Credit Facility	—	5.9	—

Unusual items	$8.5	$37.4	$8.8

In the second quarter of fiscal 2006, Aerojet recorded a charge of $8.5 million related to a $25 million settlement of a group of environmental toxic tort cases that had been pending in Sacramento Superior Court since 1997.

In fiscal 2005, the Company recorded a charge of $2.0 million related to a legal settlement of the San Gabriel Valley and Chino Hills toxic tort cases. In addition, the Company recorded an unusual gain of $11.8 million, $2.8 million of which related to a settlement with its insurance providers and $9.0 million of which related to an adjustment of reserves established in fiscal 2001 for customer reimbursements of tax recoveries that has been settled. The Company recorded a charge of $29.1 million related to the Olin legal matter. The Company recorded a charge of $18.1 million as a result of the redemption of $52.5 million of principal of the 9 1/2% Notes, repayment of $59.9 million of principal of the 5 3/4% Notes, and the termination of the Company’s former credit facility.

In fiscal 2004, the Company incurred an $8.8 million charge as a result of the repayment of $70.3 million of principal of the 5 3/4% Notes.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations

		Guarantor	Non-guarantor
November 30, 2006 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$621.1	$—	$—	$621.1
Cost of products sold	—	565.0	—	—	565.0
Selling, general and administrative	15.7	13.0	0.1	—	28.8
Depreciation and amortization	2.1	25.1	—	—	27.2
Interest expense	42.2	(15.0)	—	—	27.2
Other, net	(1.4)	18.0	—	—	16.6

Income (loss) from continuing operations before income taxes and cumulative effect of changes in accounting principles	(58.6)	15.0	(0.1)	—	(43.7)
Income tax (benefit) provision	(22.8)	18.1	—	—	(4.7)

Loss from continuing operations before the cumulative effect of changes in accounting principles	(35.8)	(3.1)	(0.1)	—	(39.0)
Income from discontinued operations	—	2.4	—	—	2.4
Cumulative effect of changes in accounting principles, net of tax	(1.9)	—	—	—	(1.9)

Loss before equity losses of subsidiaries	(37.7)	(0.7)	(0.1)	—	(38.5)
Equity losses of subsidiaries	(0.8)	—	—	0.8	—

Net loss	$(38.5)	$(0.7)	$(0.1)	$0.8	$(38.5)

		Guarantor	Non-guarantor
November 30, 2005 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$622.4	$—	$—	$622.4
Cost of products sold	—	737.3	—	—	737.3
Selling, general and administrative	19.3	10.2	—	—	29.5
Depreciation and amortization	2.1	26.3	—	—	28.4
Interest expense	18.3	5.3	—	—	23.6
Other, net	47.8	(8.5)	—	—	39.3

Loss from continuing operations before income taxes	(87.5)	(148.2)	—	—	(235.7)
Income tax benefit	(24.8)	(4.5)	—	—	(29.3)

Loss from continuing operations	(62.7)	(143.7)	—	—	(206.4)
Income (loss) from discontinued operations	(31.1)	8.5	(1.0)	—	(23.6)

Loss before equity earnings (losses) of subsidiaries	(93.8)	(135.2)	(1.0)	—	(230.0)
Equity losses of subsidiaries	(136.2)	—	—	136.2	—

Net loss	$(230.0)	$(135.2)	$(1.0)	$136.2	$(230.0)

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Guarantor	Non-guarantor
November 30, 2004 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$495.4	$—	$—	$495.4
Cost of products sold	—	444.2	—	—	444.2
Selling, general and administrative	35.6	13.7	—	—	49.3
Depreciation and amortization	6.5	24.8	—	—	31.3
Interest expense	33.7	1.3	—	—	35.0
Other, net	9.0	(16.1)	—	—	(7.1)

Income (loss) from continuing operations before income taxes	(84.8)	27.5	—	—	(57.3)
Income tax (benefit) provision	(2.2)	31.3	0.1	—	29.2

Loss from continuing operations	(82.6)	(3.8)	(0.1)	—	(86.5)
Income (loss) from discontinued operations	(72.4)	15.3	(254.0)	—	(311.1)

Income (loss) before equity earnings (losses) of subsidiaries	(155.0)	11.5	(254.1)	—	(397.6)
Equity earnings (losses) of subsidiaries	(242.6)	—	—	242.6	—

Net income (loss)	$(397.6)	$11.5	$(254.1)	$242.6	$(397.6)

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets

		Guarantor	Non-guarantor
November 30, 2006 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$70.5	$(9.8)	$0.5	$—	$61.2
Restricted cash	19.8	—	—	—	19.8
Accounts receivable	—	71.1	—	—	71.1
Inventories	—	69.5	—	—	69.5
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	37.6	—	—	37.6
Prepaid expenses and other	3.7	19.6	0.2	—	23.5
Assets of discontinued operations	—	—	0.5	—	0.5

Total current assets	94.0	188.0	1.2	—	283.2
Property, plant and equipment, net	0.5	136.3	—	—	136.8
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	177.0	—	—	177.0
Prepaid pension asset	116.6	70.7	—	—	187.3
Goodwill	—	101.3	—	—	101.3
Intercompany, net	(434.2)	448.7	(14.5)	—	—
Other noncurrent assets and intangibles, net	713.6	126.0	9.8	(713.6)	135.8

Total assets	$490.5	$1,248.0	$(3.5)	$(713.6)	$1,021.4

Short-term borrowings and current portion of long-term debt	$21.3	$—	$—	$—	$21.3
Accounts payable	0.6	32.0	—	—	32.6
Reserves for environmental remediation costs	4.9	50.7	—	—	55.6
Income taxes payable	(4.4)	16.6	—	—	12.2
Other current liabilities, advanced payments on contracts, and postretirement medical and life benefits	27.2	128.5	—	—	155.7
Liabilities of discontinued operations	—	—	1.8	—	1.8

Total current liabilities	49.6	227.8	1.8	—	279.2
Long-term debt	441.1	—	—	—	441.1
Reserves for environmental remediation costs	4.6	205.8	—	—	210.4
Other noncurrent liabilities	91.2	95.5	—	—	186.7

Total liabilities	586.5	529.1	1.8	—	1,117.4
Commitments and contingencies (Note 13)
Total shareholders’ (deficit) equity	(96.0)	718.9	(5.3)	(713.6)	(96.0)

Total liabilities and shareholders’ (deficit) equity	$490.5	$1,248.0	$(3.5)	$(713.6)	$1,021.4

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Guarantor	Non-guarantor
November 30, 2005 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$99.7	$(8.5)	$0.5	$—	$91.7
Accounts receivable	—	82.1	—	—	82.1
Inventories	—	57.1	—	—	57.1
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	24.6	—	—	24.6
Prepaid expenses and other	3.0	21.7	—	—	24.7
Assets of discontinued operations	(2.4)	1.3	2.4	—	1.3

Total current assets	100.3	178.3	2.9	—	281.5
Property, plant and equipment, net	0.7	139.3	—	—	140.0
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	171.4	—	—	171.4
Prepaid pension asset	111.3	121.9	—	—	233.2
Goodwill	—	102.0	—	—	102.0
Intercompany, net	(386.9)	401.7	(14.8)	—	—
Other noncurrent assets and intangibles, net	709.2	111.6	9.8	(701.3)	129.3

Total assets	$534.6	$1,226.2	$(2.1)	$(701.3)	$1,057.4

Short-term borrowings and current portion of long-term debt	$1.4	$—	$—	$—	$1.4
Accounts payable	7.1	50.0	—	—	57.1
Reserves for environmental remediation costs	4.7	47.0	—	—	51.7
Income taxes payable	13.3	(7.4)	—	—	5.9
Other current liabilities, advanced payments on contracts, and postretirement medical and life benefits	32.8	121.6	—	—	154.4
Liabilities of discontinued operations	—	—	1.9	—	1.9

Total current liabilities	59.3	211.2	1.9	—	272.4
Long-term debt	442.5	—	—	—	442.5
Reserves for environmental remediation costs	7.6	208.7	—	—	216.3
Other noncurrent liabilities	97.9	101.0	—	—	198.9

Total liabilities	607.3	520.9	1.9	—	1,130.1
Commitments and contingencies (Note 13)
Total shareholders’ (deficit) equity	(72.7)	705.3	(4.0)	(701.3)	(72.7)

Total liabilities and shareholders’ (deficit) equity	$534.6	$1,226.2	$(2.1)	$(701.3)	$1,057.4

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows

		Guarantor	Non-guarantor
November 30, 2006 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(45.1)	$32.0	$—	$—	$(13.1)

Cash flows from investing activities:
Capital expenditures	—	(19.0)	—	—	(19.0)
Proceeds from business disposition	1.1	—	—	—	1.1
Other investing activities	(19.8)	—	—	—	(19.8)

Net cash used in investing activities	(18.7)	(19.0)	—	—	(37.7)
Cash flows from financing activities:
Net transfers (to) from parent	14.5	(14.5)	—	—	—
Borrowings (repayments) on notes payable and long-term debt, net	16.4	—	—	—	16.4
Other financing activities	3.7	0.2	—	—	3.9

Net cash provided by (used in) financing activities	34.6	(14.3)	—	—	20.3
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	—	—	—

Net decrease in cash and cash equivalents	(29.2)	(1.3)	—	—	(30.5)
Cash and cash equivalents at beginning of year	99.7	(8.5)	0.5	—	91.7

Cash and cash equivalents at end of year	$70.5	$(9.8)	$0.5	$—	$61.2

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows

		Guarantor	Non-guarantor
November 30, 2005 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(68.9)	$(10.1)	$(4.8)	$—	$(83.8)
Cash flows from investing activities:
Capital expenditures	—	(19.7)	—	—	(19.7)
Proceeds from business disposition	108.3	—	—	—	108.3
Other investing activities	201.1	(38.5)	—	—	162.6

Net cash provided by (used in) investing activities	309.4	(58.2)	—	—	251.2
Cash flows from financing activities:
Net transfers (to) from parent	(74.5)	67.3	7.2	—	—
Borrowings (repayments) on notes payable and long-term debt, net	(148.5)	—	—	—	(148.5)
Other financing activities	12.9	(8.0)	—	—	4.9

Net cash (used in) provided by financing activities	(210.1)	59.3	7.2	—	(143.6)
Net increase (decrease) in cash and cash equivalents	30.4	(9.0)	2.4	—	23.8
Cash and cash equivalents at beginning of year	67.4	0.5	—	—	67.9

Cash and cash equivalents at end of year	$97.8	$(8.5)	$2.4	$—	$91.7

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Guarantor	Non-guarantor
November 30, 2004 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(89.1)	$72.7	$(13.4)	$—	$(29.8)
Cash flows from investing activities:
Capital expenditures	—	(21.1)	—	—	(21.1)
Proceeds from business disposition	139.5	4.5	—	—	144.0
Other investing activities	(208.9)	(9.0)	(24.5)	—	(242.4)

Net cash used in investing activities	(69.4)	(25.6)	(24.5)	—	(119.5)
Cash flows from financing activities:
Net transfers (to) from parent	9.5	(42.5)	33.0	—	—
Borrowings (repayments) on notes payable and long-term debt, net	56.8	—	(35.6)	—	21.2
Net proceeds from common stock issuance	130.5	—	—	—	130.5
Other financing activities	20.3	(7.2)	(7.4)	—	5.7

Net cash provided by (used in) financing activities	217.1	(49.7)	(10.0)	—	157.4
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(4.1)	—	(4.1)

Net increase (decrease) in cash and cash equivalents	58.6	(2.6)	(52.0)	—	4.0
Cash and cash equivalents at beginning of year	8.8	3.1	52.0	—	63.9

Cash and cash equivalents at end of year	$67.4	$0.5	$—	$—	$67.9

20.	New Accounting Pronouncements

In July 2006, FASB issued Interpretation No. 48 (FIN 48) Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarified the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (fiscal 2008). The Company has not determined the effect, if any, the adoption of FIN 48 will have on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158 (SFAS 158) Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106, and 132(R), which requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income, which is effective for the Company as of November 30, 2007. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, with limited exceptions, which is effective for the Company as of November 30, 2009. Based on the current assumption of discount rate and expected rate of return, the Company estimates the adoption of SFAS 158 in the fourth quarter of fiscal 2007 will increase its postretirement liability and shareholders’ deficit by approximately $66 million to $122 million. Due to the valuation allowance on the net deferred tax assets, no net tax benefit would result from this

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increase to the postretirement liability. The adoption of SFAS 158 will not affect net loss and will not change the defined benefit plan liability, which was recorded under previous accounting standards.

As of November 30, 2006, the Company adopted Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires the quantification of misstatements based on their impact to both the balance sheet and the income statement to determine materiality. The guidance provides for a one-time cumulative effect adjustment to correct for misstatements for errors that were not deemed material under a prior approach but are material under the SAB 108 approach. The adoption of SAB 108 did not have an effect on the Company’s consolidated financial position or results of operations.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of November 30, 2006, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of November 30, 2006 that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principals, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Criteria). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of November 30, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2006 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Their report appears in Item 8.

Remediation of Prior Year Material Weakness

As previously disclosed in our Form 10-K for the year ended November 30, 2005, our management concluded that our internal control over financial reporting was not effective as of November 30, 2005 for which the Company believes the following entity-level material weakness was the underlying cause:

•	A material weakness in the Information and Communication component of internal control existed due to: (1) insufficient processes and controls to identify, capture and accurately communicate information in sufficient detail concerning complex, non-routine transactions in a timely manner to appropriate members of the Company’s finance and accounting organization that possess the necessary skills, knowledge and authority to determine that such transactions are properly accounted for in accordance with U.S. generally accepted accounting principles, and (2) the lack of specificity in the existing processes regarding the degree and extent of procedures that should be performed by key finance and accounting personnel in their review of accounting for complex, non-routine transactions to determine that the objective of the review has been achieved.

We have implemented and will continue to implement changes to our processes to improve our internal control over financial reporting. The following steps have been taken to remediate the conditions leading to the above stated material weakness:

•	Examined and modified, where necessary, existing policies and procedures to identify areas where more explicit guidance was required to more clearly define roles and responsibilities for personnel with respect to the identification, escalation and review by appropriate finance and accounting personnel of complex, non-routine transactions in a timely manner.

•	Assessed existing processes and identified area where related policies were clarified with respect to the degree and extent of procedures and communications performed by key finance and accounting personnel in their review of accounting for complex, non-routine transactions.

•	Hired a Vice President, Corporate Controller.

•	Increased staffing levels in 2006 compared to 2005 by hiring additional permanent and temporary personnel qualified to prepare and review complex, non-routine transactions.

•	Reorganized our Finance function placing emphasis on financial reporting and accounting, financial planning, internal audit and Sarbanes-Oxley Section 404 monitoring and testing.

Finally, as part of our ongoing monitoring effort of the Company’s internal control environment, we have reported and will continue to report on the progress and status of the above remediation actions to the Audit Committee of the Board of Directors through the year.

Based on our testing of these enhanced procedures and increased staffing levels, management determined that, as of November 30, 2006, we have remediated the material weakness in internal control over financial reporting as disclosed in the Annual Report on Form 10-K for November 30, 2005. Except as provided above, there were no changes in our internal control over financial reporting for the fiscal year ended November 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control for financial reporting.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

Changes In Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fourth quarter of fiscal 2006.

Item 9B.  Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors of the Registrant

Information with respect to directors of the Company who will stand for election at the 2006 Annual Meeting of Shareholders is set forth under the heading “ELECTION OF DIRECTORS” in our 2007 Proxy Statement for our 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year. Such information is incorporated herein by reference.

Executive Officers of the Registrant

The following information is given as of December 31, 2006, and except as otherwise indicated; each individual has held the same office during the preceding five-year period.

Name	Title	Other Business Experience	Age

Terry L. Hall	Chairman of the Board (since December 2003), President and Chief Executive Officer (since July 2002)	Senior Vice President and Chief Operating Officer, November 2001 — July 2002; Senior Vice President and Chief Financial Officer of the Company, July 2001 — November 2001; Senior Vice President and Chief Financial Officer; Treasurer of the Company, October 1999 — July 2001; on special assignment as Chief Financial Officer of Aerojet, May 1999 — October 1999, Senior Vice President and Chief Financial Officer of US Airways Group, Inc., 1998, Chief Financial Officer of Apogee Enterprise Inc., 1995 — 1997.	52
Yasmin R. Seyal	Senior Vice President and Chief Financial Officer (since May 2002)	Acting Chief Financial Officer and Senior Vice President, Finance, November 2001 — May 2002; Treasurer of the Company, July 2000 — September 2002; Assistant Treasurer and Director of Taxes of the Company, March 2000 — July 2000; Director of Treasury and Taxes of the Company, October 1999 — April 2000; Director of Taxes as well as other management positions within Aerojet, 1989 — April 1999.	49

Name	Title	Other Business Experience	Age

Mark A. Whitney	Senior Vice President, Law; General Counsel and Secretary (since July 2006)	Vice President, Law; Deputy General Counsel and Assistant Secretary (2003 — 2006); Senior Corporate Counsel, Tyco International (US) Inc., June 1999 — March 2003 Associate Corporate Counsel, Tyco International (US) Inc., November 1996 — June 1999.	42
J. Scott Neish	Vice President of the Company and President of Aerojet (since November 2005)	Executive Vice President of Aerojet, 2005; Vice President of Aerojet Sacramento Operations, 2003 — 2005; Vice President and General Manager, Aerojet Redmond, and its predecessor, General-Dynamics-OTS, 2001 — 2004; Vice President, Operations for Primex Aerospace 1998 — 2001.	59
William A. Purdy Jr.	Vice President of the Company and President, Real Estate (since March 2002)	Managing Director, Development, Transwestern Investment Company LLC, January 1997 — March 2002; Chief Financial Officer of American Health Care Providers Inc., April 1996 — January 1997.	62
R. Leon Blackburn	Vice President and Controller (since February 2006)	Vice President, Tellabs Access, December 2004 — February 2005; Vice President — Corporate Controller, Advanced Fiber Communications, September 2000 — December 2004.	61
Chris W. Conley	Vice President, Environmental, Health and Safety (since October 1999)	Director Environmental, Health and Safety, March 1996 — October 1999; Environmental Consultant, 1994 — 1996.	48
Linda B. Cutler	Vice President, Corporate Communications (since May 2002)	Vice President, Communications of the Company, March 2002 — May 2002; Strategic Market Manager, Telecommunications and Video Services of Output Technology Solutions, September 2000 — March 2002; Vice President, Marketing and Corporate Communications of Output Technology Solutions, January 2000 — September 2000; Vice President, Investor Relations and Corporate Communications of USCS International, April 1996 — December 1999.	53
Bryan P. Ramsey	Vice President — Human Resources (since July 2005)	Vice President, Aerojet Human Resources since 2001; Director, Aerojet Human Resources, 2000 — 2001; Director of Aerojet Human Resources, Azusa 1998 — 1999.	55

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2007 Proxy Statement and is incorporated herein by reference.

Material Changes for Director Nominee Procedures

Since the date of our 2006 Proxy Statement, our Board of Directors has not made any material changes to the procedures by which shareholders of the Company may recommend nominees to our Board of Directors

Audit Committee and Audit Committee Financial Expert

Information regarding the Audit Committee and the Audit Committee’s Financial Expert is set forth under the heading “Board Committees” in our 2007 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding executive compensation is set forth under the heading “Executive Compensation” in our 2007 Proxy Statement and is incorporated herein by reference. Information regarding director compensation is set forth under the heading “Director Compensation” in our 2007 Proxy Statement and is incorporated herein by reference. Information regarding employment contracts, termination of employment and change in control agreements is set forth under the heading “Employment Contracts and Termination of Employment and Change in Control Arrangements” in our 2007 Proxy Statement and is incorporated herein by reference. Information regarding compensation committee interlocks is set forth under the heading “Compensation Committee Interlocks and Insider Participation” in our 2007 Proxy Statement and is incorporated herein by reference. The Company’s Board Compensation Committee Report on Executive Compensation is set forth under the heading “Report of the Organization & Compensation Committee of the Board of Directors on Executive Compensation” in our 2007 Proxy Statement and is incorporated herein by reference. The performance graph required by this Item is set forth under the heading “Performance Graph” in our 2007 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the security ownership of certain beneficial owners and management is set forth under the headings “Security Ownership of Certain Owners” and “Security Ownership of Officers and Directors” in our 2007 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The table below sets forth certain information regarding the following equity compensation plans of the Company, pursuant to which we have made equity compensation available to eligible persons, as of November 30, 2006: (i) GenCorp Inc. 1993 Stock Option Plan; (ii) GenCorp Inc. 1997 Stock Option Plan; and (iii) GenCorp Inc. 1999 Equity and Performance Incentive Plan. All three plans have been approved by shareholders.

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to be	Weighted-Average	Equity Compensation
	Issued Upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by shareholders	1,655,515	$10.93	313,806	(1)
Equity compensation plans not approved by shareholders(2)	—	N/A	—

Total	1,655,515	$10.93	313,806

(1)	The number of shares issued as restricted shares, deferred shares or performance shares is limited under the GenCorp Inc. 1999 Equity and Performance Incentive Plan to 900,000 common shares and, during any period of three consecutive fiscal years, the maximum number of common shares covered by awards of restricted shares, deferred shares or performance shares granted to any one participant is limited to 900,000 common shares. The GenCorp Inc. 1999 Equity and Performance Incentive Plan further provides that no participant may receive an award in any one calendar year of performance shares or performance units having an aggregate maximum value as of the date of grant in excess of $2,000,000.

(2)	The Company also maintains the GenCorp Inc. and Participating Subsidiaries Deferred Bonus Plan. This plan allows participating employees to defer a portion of their compensation for future distribution. All or a portion of such deferrals may be allocated to an account based on the Company’s common stock and does permit limited distributions in the form of Company common shares. However, distributions in the form of common shares are permitted only at the election of the Organization & Compensation Committee of the Board of Directors and, according to the terms of the plan, individuals serving as officers or directors of the Company are not permitted to receive distributions in the form of Company common shares until at least six months after such individual ceases to be an officer or director of the Company. The table does not include information about this plan because no options, warrants or rights are available under this plan and no specific number of shares is set aside under this plan as available for future issuance. Based upon the price of Company common shares on November 30, 2006, the maximum number of shares that could be distributed to employees not subject to the restrictions on officers and directors (if permitted by the Organization & Compensation Committee) would be 43,066.

Item 13.	Certain Relationships and Related Transactions

Information regarding certain transactions and employment agreements with management is set under the heading “Employment Contracts and Termination of Employment and Change of Control Arrangements” in our 2007 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding fees for professional audit services rendered by PricewaterhouseCoopers LLP (PwC) and Ernst & Young LLP (E&Y) for the audit of our annual financial statements for the years ended November 30, 2006 and November 30, 2005, and fees billed for other services rendered by PwC and E&Y during those periods as well as information regarding the Audit Committee’s approval relating to such engagements is disclosed under the heading “Ratification of the Appointment of Independent Registered Public Accounting Firm” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in our 2007 Proxy Statement and is incorporated herein by reference.

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

GENCORP INC.
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions	Period

Allowance for doubtful accounts (current and noncurrent):
Year ended November 30, 2006	$26.8	$6.1	$1.3	$31.6
Year ended November 30, 2005	0.6	26.3	0.1	26.8
Year ended November 30, 2004	0.1	0.8	0.3	0.6

(3)	See Item 15(b)

(b) EXHIBITS

Table
Item No.	Exhibit Description

2.1	Purchase Agreement, dated May 2, 2003, between Atlantic Research Corporation and Aerojet-General Corporation was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2003 (File No. 1-1520) and is incorporated herein by reference.**
2.2	First Amendment to Purchase Agreement, dated August 29, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.2 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.**
2.3	Second Amendment to Purchase Agreement, dated September 30, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2003 (File No. 1-1520) and is incorporated herein by reference.**
2.4	Third Amendment to Purchase Agreement, dated October 16, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.4 to GenCorp’s Amendment No. 1 to Form S-4 Registration Statement dated December 15, 2003 (file no. 333-109518) and is incorporated herein by reference.**
2.5	Stock and Asset Purchase Agreement by and between GDX Holdings LLC and GenCorp Inc. dated July 16, 2004 (filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K dated September 7, 2004 (File No. 1-1520) and incorporated herein by reference).**
2.6	First Amendment to Stock and Asset Purchase Agreement by and between GenCorp Inc. and GDX Holdings LLC dated as of August 31, 2004 (filed as Exhibit 2.2 to GenCorp Inc.’s Current Report on Form 8-K dated September 7, 2004 (File No. 1-1520) and incorporated herein by reference).**
2.7	Second Amendment to Stock and Asset Purchase Agreement by and between GenCorp Inc. and GDX Holdings LLC dated as of October 14, 2004 (filed as Exhibit 2.3 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 (File No. 1-1520), as amended, and incorporated herein by reference).**
2.8	Asset Purchase Agreement, dated as of July 12, 2005, by and among Aerojet Fine Chemicals LLC, Aerojet-General Corporation and American Pacific Corporation was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K filed on July 18, 2005 (File No. 1-1520), and is incorporated herein by reference.**
2.9	First Amendment to Asset Purchase Agreement by and among American Pacific Corporation, Aerojet Fine Chemicals LLC and Aerojet-General Corporation dated as of November 30, 2005 was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K filed on December 1, 2005 (File No. 1-1520) and incorporated herein by reference).**
3.1	Amended Articles of Incorporation of GenCorp filed with the Secretary of State of Ohio on August 7, 2003 was filed as Exhibit 3.1 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.
3.2	The Amended Code of Regulations of GenCorp, as amended on March 29, 2000, was filed as Exhibit 3.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000 (File No. 1-1520), and is incorporated herein by reference.

Table
Item No.	Exhibit Description

4.1	Amended and Restated Rights Agreement (with exhibits) dated as of December 7, 1987 between GenCorp and Morgan Shareholder Services Trust Company as Rights Agent was filed as Exhibit D to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1987 (File No. 1-1520), and is incorporated herein by reference.
4.2	Amendment to Rights Agreement among GenCorp, The First Chicago Trust Company of New York, as resigning Rights Agent and The Bank of New York, as successor Rights Agent, dated August 21, 1995, was filed as Exhibit A to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1995 (File No. 1-1520), and is incorporated herein by reference.
4.3	Amendment to Rights Agreement between GenCorp and The Bank of New York as successor Rights Agent, dated January 20, 1997, was filed as Exhibit 4.1 to GenCorp Inc.’s Current Report on Form 8-K dated January 20, 1997 (File No. 1-1520), and is incorporated herein by reference.
4.4	Indenture dated April 5, 2002 between GenCorp and The Bank of New York, as trustee, relating to GenCorp’s 5 3/4% Convertible Subordinated Notes due 2007 was filed as Exhibit 4.4 to GenCorp’s Form S-3 Registration Statement No. 333-89796 dated June 4, 2002 and is incorporated herein by reference.
4.5	Form of 5 3/4% Convertible Subordinated Notes (included in Exhibit 4.4) was filed as Exhibit 4.6 to GenCorp’s Form S-3 Registration Statement No. 333-89796 dated June 4, 2002 and is incorporated herein by reference.
4.6	Indenture, dated as of August 11, 2003, between GenCorp Inc., the Guarantors named therein and The Bank of New York as trustee relating to GenCorp’s 9 1/2% Senior Subordinated Notes was filed as Exhibit 4.1 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.
4.7	Form of 9 1/2% Senior Subordinated Notes (included in Exhibit 4.7) was filed as Exhibit 4.4 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.
4.8	First Supplemental Indenture dated as of October 29, 2004 to the Indenture between GenCorp Inc. and The Bank of New York, as trustee relating to GenCorp’s 9 1/2% Senior Subordinated Notes due 2013 (filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated November 1, 2004 (File No. 1-1520) and incorporated herein by reference).
4.9	Second Supplemental Indenture dated as of June 27, 2006 to Indenture dated as of August 11, 2003, as amended, between GenCorp Inc. as Issuer, the Guarantors party thereto as Guarantors, and The Bank of New York Trust Company, N.A., as trustee, relating to GenCorp’s 9 1/2% Senior Subordinated Notes due 2013, was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on June 28, 2006 (File No. 1-1520), and is incorporated herein by reference.
4.10	Indenture dated January 16, 2004 between GenCorp and The Bank of New York, as trustee, relating to GenCorp’s 4% Contingent Convertible Subordinated Notes due 2024 was filed as Exhibit 4.11 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003 (File No. 1-1520) and is incorporated herein by reference.
4.11	Registration Rights Agreement dated January 16, 2004 by and among GenCorp, Deutsche Bank Securities Inc., Wachovia Capital Markets, LLC, Scotia Capital (USA) Inc., BNY Capital Markets, Inc., NatCity Investments, Inc. and Wells Fargo Securities, LLC was filed as Exhibit 4.12 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003 (File No. 1-1520) and is incorporated herein by reference.
4.12	Form of 4% Contingent Convertible Subordinated Notes was filed as Exhibit 4.13 (and included in Exhibit 4.11) to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003 (File No. 1-1520) and is incorporated herein by reference.
4.13	Indenture, dated as of November 23, 2004, between GenCorp Inc. and The Bank of New York Trust Company, N.A., as trustee relating to GenCorp Inc.’s 2 1/4% Convertible Subordinated Debentures due 2024 (filed as Exhibit 4.01 to GenCorp Inc.’s Current Report on Form 8-K dated November 23, 2004 (File No. 1-1520), as amended, and incorporated herein by reference).

Table
Item No.		Exhibit Description

4.14		Registration Rights Agreement, dated as of November 23, 2004, by and between GenCorp Inc. and Wachovia Capital Markets, LLC, as representative for the several initial purchasers of the 2 1/4% Convertible Subordinated Debentures due 2024 (filed as Exhibit 4.14 to GenCorp Inc.’s Form S-3 Registration Statement dated January 11, 2005 (File No. 333-121948) and incorporated herein by reference).
4.14		Form of 2 1/4% Convertible Subordinated Debenture (filed as Exhibit 4.02 to GenCorp Inc.’s Current Report on Form 8-K dated November 23, 2004 (File No. 1-1520), as amended, and incorporated herein by reference).
10.1		Distribution Agreement dated September 30, 1999 between GenCorp Inc. and OMNOVA Solutions Inc. (OMNOVA) was filed as Exhibit B to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 19, 1999 (File No. 1-1520), and is incorporated herein by reference.
10.2		Amended and Restated Environmental Agreement by and between Aerojet and Northrop Grumman, dated October 19, 2001 was filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K dated November 5, 2001 (File No. 1-1520), and is incorporated herein by reference.
10.3		Credit Agreement, dated as of December 6, 2004, among GenCorp, as the Borrower, each of those Material Domestic Subsidiaries of the Borrower identified as a “Guarantor” on the signature pages thereto and such other Material Domestic Subsidiaries of the Borrower as may from time to time become a party thereto, the several banks and other financial institutions from time to time parties to such Credit Agreement, and Wachovia Bank, National Association, a national banking association, as Administrative Agent, was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated December 8, 2004 (File No. 1-1520) and is incorporated herein by reference.
10.4		First Amendment to Credit Agreement and Waiver dated as of August 31, 2005, among GenCorp, as the Borrower, each of those Material Domestic Subsidiaries of the Borrower identified as a ‘Guarantor’ on the signature pages thereto and such other Material Domestic Subsidiaries of the Borrower as may from time to time become a party thereto, the several banks and other financial institutions from time to time parties to the Credit Agreement, and Wachovia Bank, National Association, a national banking association, as Administrative Agent, was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated August 31, 2005 (File No. 1-1520) and is incorporated herein by reference.
10.5		Second Amendment to Credit Agreement effective as of January 26, 2006, among GenCorp, as the Borrower, each of those Material Domestic Subsidiaries of the Borrower identified as a ‘Guarantor’ on the signature pages thereto and Wachovia Bank, National Association, a national banking association, as Administrative Agent was filed as Exhibit 10.5 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005 (File No. 1-1520), and is incorporated herein by reference.
10.6		Third Amendment to Credit Agreement dated as of June 27, 2006, among GenCorp Inc., as the Borrower, each of those Material Domestic Subsidiaries of the Borrower identified as a ‘Guarantor’ on the signature pages thereto and Wachovia Bank, National Association, a national banking association, as Administrative Agent was filed as Exhibit 10.2 to GenCorp Inc.’s Current Report on Form 8-K filed on June 28, 2006 (File No. 1-1520), and is incorporated herein by reference.
10	.7†	Modified Employment Retention Agreement dated July 26, 2002, between GenCorp and Robert A. Wolfe was filed as Exhibit 10.39 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002 (File No. 1-1520), and is incorporated herein by reference.
10	.8†	GenCorp 1996 Supplemental Retirement Plan for Management Employees effective March 1, 1996 was filed as Exhibit B to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1996 (File No. 1-1520), and is incorporated herein by reference.
10	.9†	Benefits Restoration Plan for Salaried Employees of GenCorp Inc. and Certain Subsidiary Companies as amended and restated effective December 1, 1986, was filed as Exhibit G to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1987 (File No. 1-1520), and is incorporated herein by reference.
10	.10†	Information relating to the Deferred Bonus Plan of GenCorp Inc. is contained in Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 2-83133 dated April 18, 1986 and is incorporated herein by reference.

Table
Item No.		Exhibit Description

10	.11†	Amendment to the Deferred Bonus Plan of GenCorp Inc. effective as of April 5, 1987, was filed as Exhibit I to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1987 (File No. 1-1520), and is incorporated herein by reference.
10	.12†	GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors effective January 1, 1992 was filed as Exhibit A to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1991 (File No. 1-1520), and is incorporated herein by reference.
10	.13†	GenCorp Inc. 1993 Stock Option Plan effective March 31, 1993 was filed as Exhibit 4.1 to Form S-8 Registration Statement No. 33-61928 dated April 30, 1993 and is incorporated herein by reference.
10	.14†	GenCorp Inc. 1997 Stock Option Plan effective March 26, 1997 was filed as Exhibit 4.1 to Form S-8 Registration Statement No. 333-35621 dated September 15, 1997 and is incorporated herein by reference.
10	.15†	GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit H to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.
10	.16†	GenCorp Inc. Executive Incentive Compensation Program, amended September 8, 1995 to be effective for the 1996 fiscal year was filed as Exhibit E to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997 (File No. 1-1520), and is incorporated herein by reference.
10	.17†	2001 Supplemental Retirement Plan For GenCorp Executives effective December 1, 2001, incorporating GenCorp Inc.’s Voluntary Enhanced Retirement Program was filed as Exhibit 10.29 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001 (File No. 1-1520) and is incorporated herein by reference.
10	.18†	Form of Restricted Stock Agreement between the Company and Nonemployee Directors providing for payment of part of Directors’ compensation for service on the Board of Directors in Company stock was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1998 (File No. 1-1520), and is incorporated herein by reference.
10	.19†	Form of Restricted Stock Agreement between the Company and Nonemployee Directors providing for payment of part of Directors’ compensation for service on the Board of Directors in Company stock was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1999 (File No. 1-1520), and is incorporated herein by reference.
10	.20†	Form of Restricted Stock Agreement between the Company and Directors or Employees for grants of time-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.26 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.
10	.21†	Form of Stock Appreciation Rights Agreement between the Company and Employees for grants of stock appreciation rights under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.27 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.
10	.22†	Form of Stock Appreciation Rights Agreement between the Company and Directors for grants of stock appreciation rights under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.28 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.
10.23		Form of Restricted Stock Agreement between the Company and Employees for grants of performance-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.29 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.
10	.24†	Form of Director Nonqualified Stock Option Agreement between the Company and Nonemployee Directors providing for annual grant of nonqualified stock options prior to February 28, 2002, valued at $30,000 was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2002 (File No. 1-1520), and is incorporated herein by reference.

Table
Item No.		Exhibit Description

10	.25†	Form of Director Nonqualified Stock Option Agreement between the Company and Nonemployee Directors providing for an annual grant of nonqualified stock options on or after February 28, 2002, valued at $30,000 in lieu of further participation in Retirement Plan for Nonemployee Directors was filed as Exhibit 10.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2002 (File No. 1-1520), and is incorporated herein by reference.
10	.26†	Form of Director and Officer Indemnification Agreement was filed as Exhibit L to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.
10	.27†	Form of Director Indemnification Agreement was filed as Exhibit M to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.
10	.28†	Form of Officer Indemnification Agreement was filed as Exhibit N to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.
10	.29†	Form of Severance Agreement granted to certain executive officers of the Company was filed as Exhibit D to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997 (File No. 1-1520), and is incorporated herein by reference.
10.30		Shareholder Agreement by and between GenCorp Inc. and Steel Partners II L.P. dated February 15, 2005 was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated February 16, 2005 (File No. 1-1520) and is incorporated herein by reference.
10	.31†	Employment Letter Agreement dated April 12, 2005 by and between GenCorp Inc. and Philip W. Cyburt was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on April 14, 2005 (File No. 1-1520), and is incorporated herein by reference.
10.32		American Pacific Corporation Subordinated Promissory Note, dated November 30, 2005, in the principal amount of $25,500,000 was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated November 30, 2005 (File No. 1-1520) and is incorporated herein by reference.
10	.33†	Employment Offer Letter dated January 11, 2006 by and between GenCorp Inc. and R. Leon Blackburn was filed as Exhibit 10.32 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006 (File No. 1-1520) and is incorporated herein by reference.
10	.34†	Form of Restricted Stock Agreement Version 2 between the Company and Employees for grants of performance-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.33 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005 (File No. 1-1520) and is incorporated herein by reference.
10	.35†	Consulting Agreement dated February 28, 2006 by and between Joseph Carleone and GenCorp Inc. was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the first quarter ended February 28, 2006 (File No. 1-1520) and is incorporated herein by reference.
10	.36†	Form of Director and Officer Indemnification Agreement was filed as Exhibit 10.1 to GenCorp, Inc.’s Current Report on Form 8-K filed on May 23, 2006 (File No. 1-1520) and is incorporated herein by reference.
10	.37†	Form of Severance Agreement for executive officers of the Company was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on August 11, 2006 (File No. 1-1520), and is incorporated herein by reference.
21	.1*	Subsidiaries of the Company.
23	.1*	Consent of Independent Registered Public Accounting Firm.
23	.2*	Consent of Independent Registered Public Accounting Firm.
24	.1*	Powers of Attorney executed by J. R. Anderson, C. F. Bolden Jr., J. J. Didion, D. A. Lorber, J. M. Osterhoff, T. R. Snyder, T. A. Wicks, R. C. Woods, and S. E. Widnall, Directors of the Company.
31	.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Table
Item No.		Exhibit Description

31	.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith. All other exhibits have been previously filed.

**	Schedules and Exhibits have been omitted, but will be furnished to the SEC upon request.

†	Management contract or compensatory plan or arrangement.

(c)	See Item 15(a)2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 24, 2007

GENCORP INC.

By:	/s/ TERRY L. HALL
Terry L. Hall
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ TERRY L. HALL Terry L. Hall		Chairman of the Board, President and Chief Executive Officer/ Director (Principal Executive Officer)	January 24, 2007

/s/ YASMIN R. SEYAL Yasmin R. Seyal		Senior Vice President, Chief Financial Officer (Principal Financial Officer)	January 24, 2007

/s/ R. LEON BLACKBURN R. Leon Blackburn		Vice President and Controller (Principal Accounting Officer)	January 24, 2007

By:	/s/ * J. Robert Anderson	Director	January 24, 2007

By:	/s/ * C. F. Bolden Jr	Director	January 24, 2007

By:	/s/ * James J. Didion	Director	January 24, 2007

By:	/s/ * David A. Lorber	Director	January 24, 2007

By:	/s/ * James M. Osterhoff	Director	January 24, 2007

By:	/s/ * Todd R. Snyder	Director	January 24, 2007

By:	/s/ * Timothy A. Wicks	Director	January 24, 2007

Signature		Title	Date

By:	/s/ * Sheila E. Widnall	Director	January 24, 2007

By:	/s/ * Robert C. Woods	Director	January 24, 2007

By:	/s/ YASMIN R. SEYAL Yasmin R. Seyal	Attorney-in-Fact pursuant to Powers of Attorney filed herewith	January 24, 2007