Form 10-Q
period 2007-02-28
GENCORP INC
filed 2007-03-29
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: February 28, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of March 27, 2007, there were 56.1 million outstanding shares of our Common Stock, $0.10 par value.

GenCorp Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended February 28, 2007

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
GenCorp Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	February 28,	February 28,
	2007	2006
	(In millions, except per share amounts)
Net Sales	$150.8	$128.3
Costs and Expenses
Cost of products sold	135.0	121.3
Selling, general and administrative	3.0	8.0
Depreciation and amortization	6.5	6.5
Interest expense	7.2	6.3
Other (income) expense, net	0.8	(0.1)

Loss from continuing operations before income taxes and cumulative effect of a change in accounting principle	(1.7)	(13.7)
Income tax provision	0.4	0.6

Loss from continuing operations before cumulative effect of a change in accounting principle	(2.1)	(14.3)
Income (loss) from discontinued operations, net of income taxes	30.6	(1.0)

Income (loss) before the cumulative effect of a change in accounting principle	28.5	(15.3)
Cumulative effect of a change in accounting principle, net of income taxes	—	(0.7)

Net income (loss)	$28.5	$(16.0)

Income (Loss) Per Share of Common Stock
Basic and Diluted:
Loss per share from continuing operations before cumulative effect of a change in accounting principle	$(0.04)	$(0.26)
Income (loss) per share from discontinued operations, net of income taxes	0.55	(0.02)
Loss per share from cumulative effect of a change in accounting principle, net of income taxes	—	(0.01)

Net income (loss) per share	$0.51	$(0.29)

Weighted average shares of common stock outstanding	55.9	55.1

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	February 28,	November 30,
	2007	2006
	(In millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$74.1	$61.2
Restricted cash	19.8	19.8
Accounts receivable	72.6	71.1
Inventories	77.9	69.5
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	39.6	37.6
Prepaid expenses and other	14.1	23.5
Assets of discontinued operations	0.1	0.5

Total Current Assets	298.2	283.2
Noncurrent Assets
Property, plant and equipment, net	137.4	136.8
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	178.2	177.0
Prepaid pension asset	182.1	187.3
Goodwill	101.3	101.3
Intangible assets	24.2	24.6
Other noncurrent assets, net	115.3	111.2

Total Noncurrent Assets	738.5	738.2

Total Assets	$1,036.7	$1,021.4

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings and current portion of long-term debt	$22.0	$21.3
Accounts payable	24.0	32.6
Reserves for environmental remediation costs	60.9	55.6
Income taxes payable	12.5	12.2
Postretirement medical and life benefits	9.7	9.7
Advanced payments on contracts	57.1	57.1
Other current liabilities	79.3	88.9
Liabilities of discontinued operations	1.4	1.8

Total Current Liabilities	266.9	279.2
Noncurrent Liabilities
Convertible subordinated notes	271.4	271.4
Senior subordinated notes	97.5	97.5
Other long-term debt	73.9	72.2
Reserves for environmental remediation costs	208.1	210.4
Postretirement medical and life benefits	123.9	127.1
Other noncurrent liabilities	59.8	59.6

Total Noncurrent Liabilities	834.6	838.2

Total Liabilities	1,101.5	1,117.4
Commitments and Contingencies (Note 10)
Shareholders’ Deficit
Preference stock, par value of $1.00; 15 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150 million shares authorized; 56.3 million shares issued, 56.0 million shares outstanding as of February 28, 2007; 56.1 million shares issued, 55.8 million outstanding as of November 30, 2006	5.6	5.6
Other capital	197.5	194.8
Accumulated deficit	(267.9)	(296.4)

Total Shareholders’ Deficit	(64.8)	(96.0)

Total Liabilities and Shareholders’ Deficit	$1,036.7	$1,021.4

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Statement of Shareholders’ Deficit
(Unaudited)

					Total
	Common Stock		Other	Accumulated	Shareholders
	Shares	Amount	Capital	Deficit	Deficit
	(In millions, except share and per share amounts)
November 30, 2006	55,815,828	$5.6	$194.8	$(296.4)	$(96.0)
Net income	—	—	—	28.5	28.5
Shares issued under stock option and stock incentive plans, net of income taxes	210,717	—	2.7	—	2.7

February 28, 2007	56,026,545	$5.6	$197.5	$(267.9)	$(64.8)

GenCorp Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	February 28,	February 28,
	2007	2006
	(in millions)
Operating Activities
Net income (loss)	$28.5	$(16.0)
(Income) loss from discontinued operations, net of income taxes	(30.6)	1.0
Cumulative effect of a change in accounting principle, net of income taxes	—	0.7
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6.5	6.5
Stock compensation and savings plan expense	2.4	2.8
Changes in assets and liabilities:
Accounts receivable	(1.5)	8.3
Inventories	(8.4)	(15.7)
Prepaid expenses and other	7.4	(5.9)
Other noncurrent assets	(0.7)	23.5
Accounts payable	(8.6)	(25.2)
Income taxes payable	(0.1)	0.6
Postretirement medical and life benefits	(3.2)	(5.1)
Advanced payments on contracts	—	6.9
Other current liabilities	(3.0)	6.0
Other noncurrent liabilities	(2.1)	(21.6)

Net cash used in continuing operations	(13.4)	(33.2)
Net cash used in discontinued operations	(0.2)	(7.3)

Net Cash Used In Operating Activities	(13.6)	(40.5)
Investing Activities
Capital expenditures	(3.2)	(2.5)
Proceeds from discontinued operation	29.7	—

Net Cash Provided by (Used In) Investing Activities	26.5	(2.5)
Financing Activities
Debt repayments	(0.4)	(0.6)
Debt issuance costs	—	(0.6)
Tax benefit on equity based compensation	0.3	0.3
Proceeds from shares issued under stock option and equity incentive plans	0.1	2.6

Net Cash Provided by Financing Activities	—	1.7

Net Increase (Decrease) in Cash and Cash Equivalents	12.9	(41.3)
Cash and Cash Equivalents at Beginning of Period	61.2	91.7

Cash and Cash Equivalents at End of Period	$74.1	$50.4

Supplemental Disclosures of Cash Flow Information
Capital expenditure purchased with promissory note	$2.8	$—
See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Basis of Presentation and Nature of Operations
     GenCorp Inc. (GenCorp or the Company) has prepared the accompanying Unaudited Condensed Consolidated Financial Statements, including its accounts and the accounts of its wholly owned and majority-owned subsidiaries, in accordance with the instructions to Form 10-Q. The year-end condensed consolidated balance sheet was derived from audited financial statements, and therefore these financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America (GAAP). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2006, as filed with the Securities and Exchange Commission (SEC).
     The Company believes the accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of its financial position, results of operations and cash flows for the periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the operating results for interim periods may not be indicative of the results of operations for a full year.
     The Company is a technology-based manufacturer of aerospace and defense products and systems with a real estate business segment that includes activities related to the re-zoning, entitlement, sale, and leasing of the Company’s excess real estate assets. The Company’s continuing operations are organized into two segments:
     Aerospace and Defense — includes the operations of Aerojet-General Corporation, or Aerojet, which develops and manufactures propulsion systems for defense and space applications, armament systems for precision tactical weapon systems, and munitions applications. The Company is one of the largest providers of propulsion systems in the United States (U.S.) and the only company that provides both solid and liquid propellant based systems. Primary customers served include major prime contractors to the United States government, the Department of Defense, and the National Aeronautics and Space Administration.
     Real Estate — includes activities related to the re-zoning, entitlement, sale, and leasing of our excess real estate assets. The Company owns approximately 12,600 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California east of Sacramento (Sacramento Land). The Company is currently in the process of seeking zoning changes and other governmental approvals on a portion of the Sacramento Land to optimize its value. The Company has filed applications with and submitted information to governmental and regulatory authorities for approvals necessary to re-zone over 6,400 acres of the Sacramento Land.
     On August 31, 2004, the Company completed the sale of its GDX Automotive (GDX) business. On November 30, 2005, the Company completed the sale of its Fine Chemicals business. On November 17, 2006, the Company completed the sale of its Turbo product line. The GDX and Fine Chemicals businesses and the Turbo product line are classified as discontinued operations in these Unaudited Condensed Consolidated Financial Statements and Notes to Unaudited Condensed Consolidated Financial Statements (see Note 13).
     A detailed description of the Company’s significant accounting policies can be found in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended November 30, 2006.
     In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarified the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for the Company as of December 1, 2007. The Company has not determined the effect, if any, the adoption of FIN 48 will have on its results of operations or financial position.
     In September 2006, the FASB issued SFAS No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106, and 132(R), which requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 is effective for the Company as of November 30, 2007. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, with limited exceptions, which is effective for the Company as of November 30, 2009. Based on the current discount rate and expected rate of return assumptions, the Company estimates the adoption of SFAS 158 in the fourth quarter of fiscal 2007 will increase its postretirement liability and shareholders’ deficit by approximately $53 million to $105 million. Due to the valuation allowance on the Company’s net deferred tax assets, no net tax benefit would result from this increase to the postretirement liability.
     In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments at fair value that are not currently required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its financial position and results of operations.
2. Income (Loss) Per Share of Common Stock
     A reconciliation of the numerator and denominator used to calculate basic and diluted income (loss) per share of common stock (EPS) is presented in the following table:

	Three months ended
	February 28,	February 28,
	2007	2006
	(in millions, except per share
	amounts; shares in thousands)
Numerator for Basic and Diluted EPS:
Loss from continuing operations before the cumulative effect of a change in accounting principle	$(2.1)	$(14.3)
Income (loss) from discontinued operations, net of income taxes	30.6	(1.0)
Cumulative effect of a change in accounting principle, net of income taxes	—	(0.7)

Net income (loss) available to common shareholders	$28.5	$(16.0)

Denominator for Basic and Diluted EPS:
Weighted average shares of common stock outstanding	55,930	55,086

Basic and Diluted:
Loss per share from continuing operations before the cumulative effect of a change in accounting principle	$(0.04)	$(0.26)
Income (loss) per share from discontinued operations, net of income taxes	0.55	(0.02)
Loss per share from cumulative effect of a change in accounting principle, net of income taxes	—	(0.01)

Net income (loss) per share	$0.51	$(0.29)

     The following were not included in the computation of diluted income (loss) per share for the first quarter of fiscal 2007 and fiscal 2006 because the effect would be antidilutive for the periods:

Description	Conversion Rate
5 3/4% Convertible Subordinated Notes	54.29 Shares per $1,000 outstanding
4% Contingent Convertible Subordinated Notes	64.81 Shares per $1,000 outstanding
2 1/4% Convertible Subordinated Debentures	50.00 Shares per $1,000 outstanding
     Potentially dilutive securities that are not included in the diluted EPS calculation, because they would be antidilutive, also include 1.6 million and 1.7 million employee stock options as of February 28, 2007 and 2006, respectively.

3. Stock Based Compensation
     On December 1, 2005, the first day of fiscal 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, (SFAS 123(R)), which required the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options, restricted stock, and stock appreciation rights based on estimated fair values. The Company adopted SFAS 123(R) using the modified prospective transition method.
     The following table details the impact of adopting SFAS 123(R) during the first quarter of fiscal 2006:

Three months
ended
February 28,
2006
(in millions, except
per share amounts)
Effect on loss from continuing operations	$(0.4)
Cumulative effect of a change in accounting principle, net of income taxes	(0.7)

Net loss	$(1.1)

Effect on basic and diluted net loss per share	$(0.02)

     Total stock-based compensation expense (income) by type of award for the first quarter of fiscal 2007 and 2006 was as follows:

	Three months ended
	February 28,	February 28,
	2007	2006
	(in millions, except
	per share amounts)
Stock appreciation rights	$0.2	$1.0
Restricted stock, service based	0.1	0.1
Restricted stock, performance based	(0.1)	0.1
Stock options	—	0.1

Total stock-based compensation expense	0.2	1.3
Tax effect on stock based compensation expense	—	—

Net effect on stock-based compensation expense	0.2	1.3

Effect on basic and diluted net loss per share	$—	$(0.02)

     During the first quarter of fiscal 2007, the Company recorded a benefit of $0.1 million on performance based restricted stock compensation due to the resignation of an executive officer and changes in estimates on the achievement of operating targets.
4. Accounts Receivable

	February 28,	November 30,
	2007	2006
	(in millions)
Receivables under long-term contracts:
Billed	$43.8	$43.7
Unbilled costs and estimated earnings	23.8	22.1
Other receivables, net of $0.1 million of allowance for doubtful accounts as of November 30, 2006	5.0	5.3

Accounts receivable	$72.6	$71.1

5. Inventories

	February 28,	November 30,
	2007	2006
	(in millions)
Raw materials and supplies on commercial products	$0.1	$0.1
Work in progress on commercial products	3.5	4.0
Finished goods on commercial products	0.1	0.1
Long-term contracts at average cost	181.0	155.8
Progress payments	(106.8)	(90.5)

Inventories	$77.9	$69.5

6. Property, Plant and Equipment, Net

	February 28,	November 30,
	2007	2006
	(in millions)
Land	$33.6	$29.3
Buildings and improvements	141.0	140.3
Machinery and equipment	353.2	352.6
Construction-in-progress	9.1	9.1

	536.9	531.3
Less: accumulated depreciation	(399.5)	(394.5)

Property, plant and equipment, net	$137.4	$136.8

7. Other Noncurrent Assets, Net

	February 28,	November 30,
	2007	2006
	(in millions)
Note receivable (see Note 13)	$—	$25.5
Receivable from Northrop Grumman Corporation (see Note 10(c))	35.8	33.0
Real estate held for entitlement and leasing	39.3	38.2
Deferred financing costs	15.7	16.2
Other	24.5	23.8

	115.3	136.7
Less: allowance on note receivable (see Note 13)	—	(25.5)

Other noncurrent assets, net	$115.3	$111.2

8. Other Current Liabilities

	February 28,	November 30,
	2007	2006
	(in millions)
Accrued goods and services	$0.4	$0.4
Contract loss provisions	5.3	4.9
Accrued compensation and employee benefits	37.9	35.4
Interest payable	2.6	5.0
Legal settlements	7.1	15.2
Other	26.0	28.0

Other current liabilities	$79.3	$88.9

9. Long-term Debt

	February 28,	November 30,
	2007	2006
	(in millions)
Convertible subordinated notes, bearing interest at 5.75% per annum, interest payment and maturity in April 2007 (5 3/4% Notes)	$19.8	$19.8
Contingent convertible subordinated notes, bearing interest at 4.00% per annum, interest payments due in January and July, maturing in 2024 (4% Notes)	125.0	125.0
Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in 2024 (2 1/4% Debentures)	146.4	146.4

Total convertible subordinated notes	291.2	291.2

Senior subordinated notes, bearing interest at 9.50% per annum, interest payments due in February and August, maturing in 2013 (9 1/2% Notes)	97.5	97.5

Total senior subordinated notes	97.5	97.5

Promissory note, bearing interest at 5% per annum, payable in annual installments of $700,000 plus interest, maturing in 2011	2.8	—
Term loan, bearing interest at various rates (rate of 8.36% as of February 28, 2007), payable in quarterly installments of $386,250 plus interest, maturing in 2010	73.3	73.7

Total other debt	76.1	73.7

Total debt	464.8	462.4
Less: Amounts due within one year	(22.0)	(21.3)

Total long-term debt	$442.8	$441.1

     The estimated fair value of the Company’s total debt was $471.2 million as of February 28, 2007 compared to a carrying value of $464.8 million. The fair value of the convertible subordinated notes and the senior subordinated notes was determined based on quoted market prices as of February 28, 2007. The fair value of the remaining debt approximates the carrying value.
     The Company’s credit facility (Senior Credit Facility) provides for an $80.0 million revolving credit facility (Revolver) and a $154.5 million credit-linked facility, consisting of an $80.0 million letter of credit subfacility and a $74.5 million term loan subfacility. As of February 28, 2007, the borrowing limit under the Revolver was $80.0 million with all of it available. Additionally, the Company had $73.3 million outstanding under the term loan subfacility and $70.5 million outstanding letters of credit issued under the letter of credit subfacility at February 28, 2007.
     In January 2007, the Company purchased, for $4.3 million, approximately 180 acres of land which had been previously leased by the Company. The purchase was financed with $1.5 million of cash and a $2.8 million promissory note. The promissory note is payable in four annual installments, matures in January 2011, and bears interest at a per annum rate of five percent.
     The Senior Credit Facility is secured by substantially all of the Company’s assets, including the stock and assets of our material domestic subsidiaries that are guarantors of this facility. The Company is subject to certain limitations including the ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; and make restricted payments. The Company is also subject to financial covenants, as amended, which are as follows:

	Actual Ratios As of	Required Ratios December 1, 2006	Required Ratios December 1,
Financial Covenant	February 28, 2007	Through November 30, 2007	2007 and thereafter
Interest coverage ratio	3.48 to 1.00	Not less than: 2.25 to 1.00	Not less than: 2.25 to 1.00
Fixed charge coverage ratio	9.61 to 1.00	Not less than: 1.20 to 1.00	Not less than: 1.20 to 1.00
Senior leverage ratio	0.65 to 1.00	Not greater than: 2.50 to 1.00	Not greater than: 2.50 to 1.00
Leverage ratio	5.44 to 1.00	Not greater than: 8.50 to 1.00 through February 28, 2007;	Not greater than: 5.50 to 1.00
Not greater than 8.00 to 1.00 March 1, 2007 — May 31, 2007;
Not greater than 7.50 to 1.00 June 1, 2007 — August 31, 2007;
Not greater than 7.00 to 1.00 September 1, 2007 — November 30, 2007
     The Company was in compliance with its financial covenants as of February 28, 2007 and is expecting to be in compliance during the remainder of fiscal 2007. The required maximum leverage ratio steps down from 8.50 to 1.00 at February 28, 2007 to 7.00 to 1.00 at November 30, 2007. In fiscal 2008, the leverage ratio decreases further to 5.50 to 1.00. Recognizing the required fiscal 2008 leverage ratio step down, the Company is currently evaluating options including restructuring its Senior Credit Facility.

10. Commitments and Contingencies
a. Legal proceedings
     The Company and its subsidiaries are subject to legal proceedings, including litigation in federal and state courts, which arise out of, and are incidental to, the ordinary course of the Company’s on-going and historical businesses. The Company is also subject to governmental investigations by state and federal agencies. The Company cannot predict the outcome of such proceedings with any degree of certainty. The Company accounts for litigation losses in accordance with SFAS No. 5 (SFAS 5), Accounting for Contingencies. Under SFAS 5, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than when the ultimate loss is known, and the estimates are refined each quarterly reporting period, as additional information becomes known. Accordingly, the Company is often initially unable to develop a best estimate of loss, and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made, also resulting in additional loss provisions.
   Groundwater Cases
     Aerojet and other defendants were sued by the Orange County Water District, a public entity with jurisdiction over groundwater resources and water supplies in Orange County, California: Orange County Water District v. Northrop Corporation, et al. Case No. O4CC00715, Orange County (CA) Superior Court, served December 29, 2004. The plaintiff alleges that groundwater in Orange County, California is contaminated with chlorinated solvents that were allegedly released to the environment by Aerojet and other industrial defendants causing it to incur unspecified response costs and other damages. The plaintiff seeks declaratory relief and recovery of past costs in connection with investigation and remediation of groundwater resources. Discovery is ongoing and the trial is scheduled for March 2008. The Company also received a directive under California Water Code §13267 to investigate the groundwater contamination in and around its former Aerojet Manufacturing Company facility in Fullerton, CA. That investigation is ongoing.
     In October 2002, Aerojet and approximately 65 other individual and corporate defendants, were served with four civil suits filed in the U.S. District Court for the Central District of California that seek recovery of costs allegedly incurred or to be incurred in response to the contamination present at the South El Monte Operable Unit (SEMOU) of the San Gabriel Valley Superfund site. The cases are denominated as follows: The City of Monterey Park v. Aerojet-General Corporation, et al., (CV-02-5909 ABC (RCx)); San Gabriel Basin Water Quality Authority v. Aerojet-General Corporation, et al., (CV-02-4565 ABC (RCx)); San Gabriel Valley Water Company v. Aerojet-General Corporation, et al., (CV-02-6346 ABC (RCx)), and Southern California Water Company v. Aerojet-General Corporation, et al., (CV-02-6340 ABC (RCx)). The cases have been coordinated for ease of administration by the court. The plaintiffs’ claims against Aerojet are based upon allegations of discharges from a former site in the El Monte area, as more fully discussed below under the headings “San Gabriel Valley Basin, California Site” — “South El Monte Operable Unit (SEMOU).” The total cost estimate to implement projects under the Unilateral Administrative Order (UAO) prepared by the EPA and the water entities is approximately $90 million. Aerojet investigations do not identify a credible connection between the contaminants identified by the water entities in the SEMOU and those detected at Aerojet’s former facility located in El Monte, California, near the SEMOU (East Flair Drive site). Aerojet has filed third-party complaints against several water entities on the basis that they introduced perchlorate-containing Colorado River water to the basin. Those water entities have filed motions to dismiss Aerojet’s complaints. The motions as well as discovery have been stayed pending efforts to resolve the litigation through mediation.
     In December 2006, Aerojet was sued by eleven individual plaintiffs residing in the vicinity of Aerojet’s facilities near Sacramento, California. Haynes et al. v. Aerojet-General Corporation, Case No. O6AS04555, Sacramento County (CA) Superior Court (the Sacramento litigation). Additional claims added to the case bring the total number of plaintiffs to fifteen. The plaintiffs allege that Aerojet contaminated groundwater, which plaintiffs consumed causing illness, death and economic injury. Plaintiffs seek judgment against Aerojet for unspecified general, special and punitive damages.
     In 2004, Aerojet and McDonnell Douglas Corporation (MDC) settled litigation entitled McDonnell Douglas Corporation v. Aerojet-General Corporation pertaining to contaminated groundwater at and emanating from Aerojet owned property identified as the Inactive Rancho Cordova Test Sites (“IRCTS”). Pursuant to the 2004 Settlement Agreement and the 1999 Partial Settlement Agreement, either party is entitled to commence an arbitration proceeding for the reallocation of costs expended toward the investigation and remediation of the groundwater contamination. By letter of October 26, 2006, The Boeing Company (Boeing), the parent of MDC, purported to trigger the arbitration.

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
     Of the cases that have been filed, the majority have been dismissed or settled on terms favorable to the Company. The eight pending cases involve employees at VC or PVC facilities owned or operated by others. One of the pending cases is an action seeking class action certification and which is seeking a medical monitoring program for former employees at a PVC facility in New Jersey.
     Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued for such contingencies.
   Asbestos Litigation
     The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products or in manufacturing operations. The majority of cases have been filed in Madison County, Illinois and San Francisco, California. Since 1998, more than 200 of these asbestos lawsuits have been resolved with the majority being dismissed. There were 161 asbestos cases pending as of February 28, 2007.
     Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued for such contingencies.
   Snappon SA Wrongful Discharge Claims
     In November 2003, the Company announced the closing of a GDX Automotive manufacturing facility in Chartres, France owned by Snappon SA, a subsidiary of the Company. The decision resulted primarily from declining sales volumes with French automobile manufacturers. In accordance with French law, Snappon SA negotiated with the local works’ council regarding the implementation of a social plan for the employees. Following the implementation of the social plan, approximately 188 of the 249 former Snappon employees sued Snappon SA in the Chartres Labour Court alleging wrongful discharge. Snappon SA is vigorously defending these claims. The claims were heard in two groups. On April 11, 2006, the Labour Court rejected most of the claims of the first group of 44 former employees and held Snappon SA responsible for €12,000 (approximately $16,000) as damages. This first group of former employees has appealed this decision. After two hearings, the Labour Court dismissed the claims filed by the second group of 136 former employees, which group had claimed damages in excess of €12.7 million (approximately $16.9 million). No hearing date has been set for the remaining eight former employees who have brought wrongful discharge claims.
   Other Legal Matters
     The Company is subject to other legal actions, governmental investigations, and proceedings relating to a wide range of matters in addition to those discussed above. While there can be no certainty regarding the outcome of any litigation, investigation or proceeding, after reviewing the information that is currently available with respect to such matters, any liability that may ultimately be incurred with respect to these matters is not expected to materially affect the Company’s consolidated financial condition. It is possible that amounts could be significant to the statement of operations in any particular reporting period.

b. Environmental Matters
     The Company is involved in a number of environmental responses under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), the Resource Conservation Recovery Act (RCRA), and other federal, state, local, and foreign laws relating to soil and groundwater contamination, hazardous waste management activities, and other environmental matters at some of its current and former facilities. The Company is also involved in a number of remedial activities at third party sites, not owned by the Company, where it is designated a potentially responsible party (PRP) by either the United States Environmental Protection Agency (US EPA) or a state agency. Anticipated costs associated with environmental remediation that are probable and estimable are accrued. In cases where a date to complete remedial activities at a particular site cannot be determined by reference to agreements or otherwise, the Company projects costs over an appropriate time period not exceeding fifteen years; in such cases, generally the Company does not have the ability to reasonably estimate environmental remediation costs that are beyond this fifteen year period. Factors that could result in changes to the Company’s estimates include completion of current and future soil and groundwater investigations, new claims, future agency demands, discovery of more contamination than expected, modification of planned remedial actions, changes in estimated time required to remediate, new technologies, changes in laws and regulations, and the discovery of new contaminants.
     As of February 28, 2007, the aggregate range of these anticipated environmental costs was $266 million to $475 million and the accrued amount was $269.0 million. See Note 10(c) for a summary of the environmental reserve activity for the first quarter of fiscal 2007. Of these accrued liabilities, approximately 62% relates to the Sacramento, California site and approximately 27% to the Baldwin Park Operable Unit of the San Gabriel Valley, California site. Each of those two sites is discussed below. The balance of the accrued liabilities relates to other sites for which the Company’s obligations are probable and estimable.
   Sacramento, California Site
     In 1989, a federal district court in California approved a Partial Consent Decree (PCD) requiring Aerojet, among other things, to conduct a Remedial Investigation and Feasibility Study (RI/FS) to determine the nature and extent of impacts due to the release of chemicals from the site, monitor the American River and offsite public water supply wells, operate Groundwater Extraction and Treatment facilities (GETs) that collect groundwater at the site perimeter, and pay certain government oversight costs. The primary chemicals of concern for both on-site and off-site groundwater are trichloroethylene (TCE), perchlorate, and n-nitrosodimethylamine (NDMA). The PCD has been revised several times, most recently in 2002. The 2002 PCD revision (a) separated the Sacramento site into multiple operable units to allow quicker implementation of remedy for critical areas; (b) required the Company to guarantee up to $75 million (in addition to a prior $20 million guarantee) to assure that Aerojet’s Sacramento remediation activities are fully funded; and (c) removed approximately 2,600 acres of non-contaminated land from the US EPA superfund designation.
     Aerojet is involved in various stages of soil and groundwater investigation, remedy selection, design, and remedy construction associated with the operable units. In 2002, the US EPA issued a unilateral administrative order (UAO) requiring Aerojet to implement the US EPA-approved remedial action in the Western Groundwater Operable Unit. An identical order was issued by the California Regional Water Quality Control Board, Central Valley (Central Valley RWQCB). Aerojet submitted its Final Draft Remedial Investigation/Feasibility Study for the Perimeter Groundwater Operable Unit to the US EPA and, because of additional sampling requirements, expects that a Final RI/FS will be submitted in late 2007 with a Record of Decision anticipated in 2008. The remaining operable units are under various stages of investigation.
     The southern portion of the property known as Rio Del Oro is under state orders issued in the 1990s by the California Department of Toxic Control (DTSC) and the Central Valley RWQCB to investigate and remediate environmental contamination. Aerojet leased this property to Douglas Aircraft for rocket assembly and testing from 1957 to 1961 and sold approximately 3,500 acres, including the formerly leased portion, to Douglas Aircraft in 1961. Aerojet reacquired the property from MDC, the successor to Douglas Aircraft in 1984. As a result, the state orders referenced above were issued to both MDC and Aerojet. Aerojet and MDC’s parent, Boeing, have entered into an allocation agreement, some of which is subject to reallocation, that establishes lead roles and payment obligations. Aerojet and Boeing are actively remediating soil on portions of the property as well as on-site and off-site groundwater contamination. Aerojet is currently working to release a significant portion of the property from the DTSC order.

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
     On August 29, 2003, the US EPA issued a UAO against Aerojet and approximately 40 other parties requiring them to conduct the remedial design and remedial action in the SEMOU. The impact of the UAO on the recipients is not clear as much of the remedy is already being implemented by the water entities. The cost estimate to implement projects under the UAO prepared by the US EPA and the water entities is approximately $90 million. The Company is working diligently with the US EPA and the other PRPs to resolve this matter and ensure compliance with the UAO. The Company’s share of responsibility has not yet been determined.
     On November 17, 2005, Aerojet notified the Los Angeles RWQCB and the US EPA that Aerojet was involved in research and development at the East Flair Drive site that included the use of 1,4-dioxane. Aerojet’s investigation of that issue is continuing.

     Other Sites
     The Company is currently involved in approximately 37 other environmental remediation actions or claims. In many of these matters, the Company is involved with other PRPs. In many instances, the Company’s liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company’s involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company’s experience, interim and final allocations of liability and costs are generally made based on relative contributions of waste or contamination.
c. Environmental Reserves and Estimated Recoveries
   Reserves
     The Company reviews on a quarterly basis estimated future remediation costs that could be incurred over the contractual term or next fifteen years of the expected remediation. The Company has an established practice of estimating environmental remediation costs over a fifteen year period; except for those environmental remediation costs whose contractual terms are sufficiently specific to allow reasonable costs estimates to be developed beyond a fifteen year period. As the period for which estimated environmental remediation costs increases, the reliability of such estimates decrease. These estimates consider the investigative work and analysis of engineers, outside environmental consultants, and the advice of legal staff regarding the status and anticipated results of various administrative and legal proceedings. In most cases, only a range of reasonably possible costs can be estimated. In establishing our reserves, the most probable estimate is used when determinable; otherwise, the minimum is used. The timing of payment for estimated future environmental costs depends on the timing of regulatory approvals for planned remedies and the construction and completion of the remedies.
     A summary of the Company’s environmental reserve activity is shown below:

	November 30,	2007	2007	February 28,
	2006	Additions	Expenditures	2007
	(in millions)
Aerojet	$256.5	$10.8	$(7.7)	$259.6
Other Sites	9.5	—	(0.1)	9.4

Environmental Reserve	$266.0	$10.8	$(7.8)	$269.0

     As of February 28, 2007, the Aerojet reserves include $165.7 million for the Sacramento site, $73.7 million for BPOU, and $20.2 million for other Aerojet sites.
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
     In conjunction with the sale of EIS, Aerojet entered into an agreement with Northrop whereby Aerojet is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement. Amounts reimbursed are subject to annual limitations, with excess amounts carried over to subsequent periods, the total of which will not exceed $190 million over the term of the agreement, which ends in 2028. As of February 28, 2007, $137.5 million in potential future reimbursements were available over the remaining life of the agreement.
     As part of the acquisition of the Atlantic Research Corporation (ARC) propulsion business, Aerojet entered into an agreement with ARC pursuant to which Aerojet is responsible for up to $20 million of costs (Pre-Close Environmental Costs) associated with environmental issues that arose prior to Aerojet’s acquisition of the ARC propulsion business, of which $16.1 million remains as of February 28, 2007. Pursuant to a separate agreement with the U.S. government which was entered into prior to the closing of the ARC acquisition, these Pre-Close Environmental Costs are treated under the normal rules of cost allowability and are not subject to the 88% limitation under the Global Settlement, and are recovered through the establishment of prices for Aerojet’s products and services sold to the U.S. government.
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
     In conjunction with the review of its environmental reserves discussed above, the Company revised its estimate of costs that will be recovered under the Global Settlement based on business expected to be conducted under contracts with the U.S. government and its agencies in the future. In the first quarter of fiscal 2007, the increase to the reserve of $10.8 million resulted in a corresponding increase to the receivable and a charge to operations of $1.2 million. The expenses and benefits associated with adjustments to the environmental reserves are recorded as a component of other (income) expense, net in the Unaudited Condensed Consolidated Statements of Operations.
d. Conditional Asset Retirement Obligations
     Effective November 30, 2006, the Company adopted FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations. FIN 47 requires that the fair value of a liability for a conditional asset retirement obligation be recognized in the period in which it is incurred and the settlement date is estimable, and is capitalized as part of the carrying amount of the related tangible long-lived asset.
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
     The initial application of FIN 47 as of November 30, 2006 resulted in the Company recording conditional asset retirement obligations in the amount of $10.2 million, which is a component of other noncurrent liabilities on the Unaudited Condensed Consolidated Balance Sheet. Of this amount, $1.4 million was recorded as an incremental cost of the underlying property, plant and equipment, less $0.8 million of accumulated depreciation. The Company also recorded an asset of $8.4 million which represents the amount of the conditional asset retirement obligation that is estimated to be recoverable under U.S. government contracts. As of November 30, 2006, the cumulative effect related to the accretion of the liability and depreciation of the asset net of the amount recoverable under U.S. government contracts was $1.2 million, all attributable to the Aerospace and Defense segment.
     The impact to the Unaudited Condensed Consolidated Statement of Operations for the first quarter of fiscal 2006 adjusted for the adoption of FIN 47 would have been less than $0.1 million.

     The changes in the carrying amount of asset retirement obligations since November 30, 2006 were as follows (in millions):

Balance as of November 30, 2006	$10.2
Accretion	0.3

Balance as of February 28, 2007	$10.5

11. Arrangements with Off-Balance Sheet Risk
     As of February 28, 2007, obligations required to be disclosed in accordance with FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others consisted of:
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
Warranties
     The Company provides product warranties in conjunction with certain product sales. The majority of the Company’s warranties are a one-year standard warranty for parts, workmanship, and compliance with specifications. On occasion, the Company has made commitments beyond the standard warranty obligation. While the Company has contracts with warranty provisions, there is not a history of any significant warranty claims experience. A reserve for warranty exposure is made on a product by product basis when it is both estimable and probable in accordance with SFAS 5. These costs are included in the program’s estimate at completion and are expensed in accordance with the Company’s revenue recognition methodology as allowed under American Institute of Certified Public Accountants Statement of Position No. 81-1, Accounting for Performance of Construction-Type and Certain Production Type Contracts, for that particular contract.

12. Retirement Benefits
     Pension Benefits — As of February 28, 2007, the Company has a defined benefit pension plan covering substantially all salaried and hourly employees. Normal retirement age is 65, but certain plan provisions allow for earlier retirement. Pension benefits are calculated under formulas based on average earnings and length of service for salaried employees and under negotiated non-wage based formulas for hourly employees.
     Postretirement Medical and Life Benefits — The Company provides medical and life insurance benefits (postretirement benefits) to certain eligible retired employees, with varied coverage by employee group. Medical and life benefit obligations are unfunded.
     Components of net periodic benefit (income) expense for continuing operations are as follows:

	Pension Benefits		Postretirement Benefits
		Three months ended
	February 28,	February 28,	February 28,	February 28,
	2007	2006	2007	2006
	(in millions)
Service cost	$4.3	$4.5	$0.1	$0.1
Interest cost on benefit obligation	24.1	28.3	1.4	1.4
Assumed return on plan assets	(30.7)	(34.7)	—	—
Amortization of unrecognized prior service cost	0.5	0.6	(0.1)	(0.8)
Amortization of unrecognized net (gains) losses	7.4	13.2	(1.7)	(1.6)

Net periodic benefit (income) expense	$5.6	$11.9	$(0.3)	$(0.9)

13. Discontinued Operations
   Turbo Product Line
     During the third quarter of fiscal 2006, the Company classified its Turbo product line as a discontinued operation as a result of its plans to sell the product line. The product line was not core to the Aerospace and Defense segment and required increased management oversight and costs because of increased competition and investments for on-going maintenance of the product line. On November 17, 2006, the Company completed the sale of its Turbo product line to Aerosource Inc. for $1.1 million, subject to adjustment. The loss on the sale of the Turbo product line during fiscal 2006 was $0.4 million. An additional loss of $0.1 million was recorded in the first quarter of fiscal 2007 to reflect the net assets of the Turbo product line and management’s estimate of the net proceeds from the sale. For operating segment reporting, the Turbo product line was previously reported as a part of the Aerospace and Defense segment.
   Fine Chemicals business
     On November 30, 2005, the Company sold its Fine Chemicals business to American Pacific Corporation (AMPAC) for $88.5 million of cash paid at closing, an unsecured subordinated seller note of $25.5 million delivered at closing, an earn-out provision of up to $6.0 million contingent upon the business’ achieving certain earnings targets, and the assumption by the buyer of certain liabilities. The Company recorded a full allowance on both the $25.5 million unsecured subordinated seller note in fiscal 2005 and $6.0 million earnings targets receivable in fiscal 2006. During the first quarter of fiscal 2007, the Company entered into an earn-out and seller note repayment agreement (Repayment Agreement) with AMPAC under which AMPAC was required to pay $29.7 million in consideration for the early retirement of the seller note (including interest due thereunder), the full payment of the earn-out amount and the release of the Company from certain liabilities. During the first quarter of fiscal 2007, the Company recorded a gain of $31.2 million as a result of receiving $29.7 million of cash from AMPAC and being released from certain liabilities in accordance with the Repayment Agreement.
   GDX Automotive business
     In November 2003, the Company announced the closing of a GDX manufacturing facility in Chartres, France. The decision resulted primarily from declining sales volumes with French automobile manufacturers. In June 2004, the Company completed the legal process for closing the facility and establishing a social plan. In fiscal 2004, an expense of approximately $14.0 million related to employee social costs was recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. An expense of $1.0 million was recorded during fiscal 2005 primarily related to employee social costs that became estimable in fiscal 2005. The Company has not yet recorded expenses associated with other social benefits due to the uncertainty of these costs which could total up to a pre-tax expense of $2.0 million and may be incurred within the next few years.

     Summarized financial information for discontinued operations is set forth below:

	Three months ended
	February 28,	February 28,
	2007	2006
	(in millions)
Net sales	$—	$—
Income (loss) before income taxes	30.9	(1.0)
Income tax provision	0.3	—
Income (loss) from discontinued operations, net of income taxes	30.6	(1.0)
     As of February 28, 2007 and November 30, 2006, the components of assets and liabilities of discontinued operations in the consolidated balance sheets are as follows:

	February 28,	November 30,
	2007	2006
	(in millions)
Assets of discontinued operations, consisting of other assets	$0.1	$0.5

Accounts payable	$0.5	$0.6
Other liabilities	0.9	1.2

Liabilities of discontinued operations	$1.4	$1.8

14. Operating Segments and Related Disclosures
     The Company’s operations are organized into two operating segments based on different products and customer bases: Aerospace and Defense, and Real Estate.
     The Company evaluates it operating segments based on several factors, of which the primary financial measure is segment performance. Segment performance represents net sales from continuing operations less applicable costs, expenses and provisions for unusual items relating to the segment operations. Segment performance excludes corporate income and expenses, legacy income or expenses, provisions for unusual items not related to the segment operations, interest expense, and income taxes.
     Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three Months ended
	February 28,	February 28,
	2007	2006
Lockheed Martin	38%	39%
Raytheon	21%	17%
     Sales in the first quarter of fiscal 2007 and fiscal 2006 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled 90% and 82%, respectively, of net sales.

     Selected financial information for each reportable segment is as follows:

	Three Months ended
	February 28,	February 28,
	2007	2006
	(in millions)
Net Sales:
Aerospace and Defense	$149.1	$126.8
Real Estate	1.7	1.5

Total	$150.8	$128.3

Segment Performance:
Aerospace and Defense	$14.3	$8.3
Environmental remediation provision adjustments	(1.2)	(0.2)
Retirement benefit plan expense	(5.9)	(8.7)

Aerospace and Defense Total	7.2	(0.6)

Real Estate	0.8	0.8

Total	$8.0	$0.2

Reconciliation of segment performance to loss from continuing operations before income taxes and cumulative effect of a change in accounting principle:
Segment Performance	$8.0	$0.2
Interest expense	(7.2)	(6.3)
Corporate retirement benefit plan income (expense)	0.6	(2.3)
Corporate and other expenses	(3.1)	(5.3)

Loss from continuing operations before income taxes and cumulative effect of a change in accounting principle	$(1.7)	$(13.7)

15. Condensed Consolidating Financial Information
     The Company is providing condensed consolidating financial information for its material domestic subsidiaries that have guaranteed the Senior Subordinated Notes, and for those subsidiaries that have not guaranteed the Senior Subordinated Notes. These wholly owned subsidiary guarantors have, jointly and severally, fully and unconditionally guaranteed the Senior Subordinated Notes. The subsidiary guarantees are senior subordinated obligations of each subsidiary guarantor and rank (i) junior in right of payment with all senior indebtedness, (ii) equal in right of payment with all senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness, in each case, of that subsidiary guarantor. The subsidiary guarantees will also be effectively subordinated to any secured indebtedness of the subsidiary guarantor with respect to the assets securing that indebtedness. Absent both default and notice as specified in the Company’s Senior Credit Facility and agreements governing the Company’s outstanding convertible notes and the Senior Subordinated Notes, there are no restrictions on the Company’s ability to obtain funds from its wholly owned subsidiary guarantors by dividend or loan.
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

Condensed Consolidating Statements of Operations
(Unaudited)

		Guarantor	Non-guarantor
Three Months Ended February 28, 2007 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$150.8	$—	$—	$150.8
Cost of products sold	—	135.0	—	—	135.0
Selling, general and administrative	0.6	2.4	—	—	3.0
Depreciation and amortization	0.6	5.9	—	—	6.5
Interest expense	6.5	0.7	—	—	7.2
Other, net	(1.1)	1.9	—	—	0.8

Income (loss) from continuing operations before income taxes	(6.6)	4.9	—	—	(1.7)
Income tax (benefit) provision	(0.2)	0.6	—	—	0.4

Income (loss) from continuing operations	(6.4)	4.3	—	—	(2.1)
Income from discontinued operations	30.6	—	—	—	30.6

Income before equity income of subsidiaries	24.2	4.3	—	—	28.5
Equity income of subsidiaries	4.3	—	—	(4.3)	—

Net income	$28.5	$4.3	$—	$(4.3)	$28.5

		Guarantor	Non-guarantor
Three Months Ended February 28, 2006 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$128.3	$—	$—	$128.3
Cost of products sold	—	121.3	—	—	121.3
Selling, general and administrative	5.6	2.4	—	—	8.0
Depreciation and amortization	0.5	6.0	—	—	6.5
Interest expense	5.3	1.0	—	—	6.3
Other, net	(0.6)	0.5	—	—	(0.1)

Loss from continuing operations before income taxes and cumulative effect of a change in accounting principle	(10.8)	(2.9)	—	—	(13.7)
Income tax (benefit) provision	(5.2)	5.8	—	—	0.6

Loss from continuing operations before the cumulative effect of a change in accounting principle	(5.6)	(8.7)	—	—	(14.3)
Loss from discontinued operations	(0.8)	(0.1)	(0.1)	—	(1.0)
Cumulative effect of a change in accounting principle, net of income taxes	(0.7)	—	—	—	(0.7)

Loss before equity losses of subsidiaries	(7.1)	(8.8)	(0.1)	—	(16.0)
Equity losses of subsidiaries	(8.9)	—	—	8.9	—

Net loss	$(16.0)	$(8.8)	$(0.1)	$8.9	$(16.0)

Condensed Consolidating Balance Sheets
(Unaudited)

		Guarantor	Non-guarantor
February 28, 2007 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$83.8	$(10.2)	$0.5	$—	$74.1
Restricted cash	19.8	—	—	—	19.8
Accounts receivable	—	72.6	—	—	72.6
Inventories	—	77.9	—	—	77.9
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	39.6	—	—	39.6
Prepaid expenses and other	1.4	12.3	0.4	—	14.1
Assets of discontinued operations	0.4	—	(0.3)	—	0.1

Total current assets	105.4	192.2	0.6	—	298.2
Property, plant and equipment, net	0.5	136.9	—	—	137.4
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	178.2	—	—	178.2
Prepaid pension asset	116.7	65.4	—	—	182.1
Goodwill	—	101.3	—	—	101.3
Intercompany (payable) receivable, net	(424.4)	438.8	(14.4)	—	—
Other noncurrent assets and intangibles, net	717.5	124.3	9.7	(712.0)	139.5

Total assets	$515.7	$1,237.1	$(4.1)	$(712.0)	$1,036.7

Short-term borrowings and current portion of long-term debt	$22.0	$—	$—	$—	$22.0
Accounts payable	(0.1)	24.1	—	—	24.0
Reserves for environmental remediation costs	5.3	55.6	—	—	60.9
Income taxes payable	(4.5)	17.0	—	—	12.5
Other current liabilities, advanced payments on contracts, and postretirement medical and life benefits	22.9	123.2	—	—	146.1
Liabilities of discontinued operations	—	—	1.4	—	1.4

Total current liabilities	45.6	219.9	1.4	—	266.9
Long-term debt	442.8	—	—	—	442.8
Reserves for environmental remediation costs	4.1	204.0	—	—	208.1
Other noncurrent liabilities	88.0	95.7	—	—	183.7

Total liabilities	580.5	519.6	1.4	—	1,101.5
Commitments and contingencies (Note 10)
Total shareholders’ (deficit) equity	(64.8)	717.5	(5.5)	(712.0)	(64.8)

Total liabilities and shareholders’ (deficit) equity	$515.7	$1,237.1	$(4.1)	$(712.0)	$1,036.7

		Guarantor	Non-guarantor
November 30, 2006 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$70.5	$(9.8)	$0.5	$—	$61.2
Restricted cash	19.8	—	—	—	19.8
Accounts receivable	—	71.1	—	—	71.1
Inventories	—	69.5	—	—	69.5
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	37.6	—	—	37.6
Prepaid expenses and other	3.7	19.6	0.2	—	23.5
Assets of discontinued operations	—	—	0.5	—	0.5

Total current assets	94.0	188.0	1.2	—	283.2
Property, plant and equipment, net	0.5	136.3	—	—	136.8
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	177.0	—	—	177.0
Prepaid pension asset	116.6	70.7	—	—	187.3
Goodwill	—	101.3	—	—	101.3
Intercompany (payable) receivable, net	(434.2)	448.7	(14.5)	—	—
Other noncurrent assets and intangibles, net	713.6	126.0	9.8	(713.6)	135.8

Total assets	$490.5	$1,248.0	$(3.5)	$(713.6)	$1,021.4

Short-term borrowings and current portion of long-term debt	$21.3	$—	$—	$—	$21.3
Accounts payable	0.6	32.0	—	—	32.6
Reserves for environmental remediation costs	4.9	50.7	—	—	55.6
Income taxes payable	(4.4)	16.6	—	—	12.2
Other current liabilities, advanced payments on contracts, and postretirement medical and life benefits	27.2	128.5	—	—	155.7
Liabilities of discontinued operations	—	—	1.8	—	1.8

Total current liabilities	49.6	227.8	1.8	—	279.2
Long-term debt	441.1	—	—	—	441.1
Reserves for environmental remediation costs	4.6	205.8	—	—	210.4
Other noncurrent liabilities	91.2	95.5	—	—	186.7

Total liabilities	586.5	529.1	1.8	—	1,117.4
Commitments and contingencies (Note 10)
Total shareholders’ (deficit) equity	(96.0)	718.9	(5.3)	(713.6)	(96.0)

Total liabilities and shareholders’ (deficit) equity	$490.5	$1,248.0	$(3.5)	$(713.6)	$1,021.4

Condensed Consolidating Statements of Cash Flows
(Unaudited)

		Guarantor	Non-guarantor
Three months ended February 28, 2007 (in millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	$(2.1)	$(0.1)	$(11.4)	$—	$(13.6)
Cash flows from investing activities:
Proceeds from business disposition	—	—	29.7	—	29.7
Capital expenditures	(3.2)	—	—	—	(3.2)

Net cash provided by (used in) investing activities	(3.2)	—	29.7	—	26.5
Cash flows from financing activities:
Net transfers (to) from parent	4.9	0.1	(5.0)	—	—
Repayments on notes payable and long-term debt, net	—	—	(0.4)	—	(0.4)
Other financing activities	—	—	0.4	—	0.4

Net cash provided by (used in) financing activities	4.9	0.1	(5.0)	—	—

Net increase (decrease) in cash and cash equivalents	(0.4)	—	13.3	—	12.9
Cash and cash equivalents at beginning of year	(9.8)	0.5	70.5	—	61.2

Cash and cash equivalents at end of period	$(10.2)	$0.5	$83.8	$—	$74.1

		Guarantor	Non-guarantor
Three months ended February 28, 2006 (in millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	$(21.6)	$(18.4)	$(0.5)	$—	$(40.5)
Cash flows from investing activities:
Capital expenditures	—	(2.5)	—	—	(2.5)

Net cash used in investing activities	—	(2.5)	—	—	(2.5)
Cash flows from financing activities:
Net transfers (to) from parent	(19.9)	21.7	(1.8)	—	—
Repayments on notes payable and long-term debt, net	(1.2)	—	—	—	(1.2)
Other financing activities	2.2	0.7	—	—	2.9

Net cash provided by (used in) financing activities	(18.9)	22.4	(1.8)	—	1.7

Net increase (decrease) in cash and cash equivalents	(40.5)	1.5	(2.3)	—	(41.3)
Cash and cash equivalents at beginning of year	97.4	(8.5)	2.8	—	91.7

Cash and cash equivalents at end of period	$56.9	$(7.0)	$0.5	$—	$50.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Unless otherwise indicated or required by the context, as used in this Quarterly Report on Form 10-Q, the terms “we,” “our” and “us” refer to GenCorp Inc. and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America.
     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, our operating results for interim periods may not be indicative of the results of operations for a full year. This section contains a number of forward-looking statements, all of which are based on current expectations and are subject to risks and uncertainties including those described in this Quarterly Report under the heading “Forward-Looking Statements.” Actual results may differ materially. This section should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended November 30, 2006, and periodic reports subsequently filed with the U.S. Securities and Exchange Commission (SEC).
Overview
     We are a technology-based manufacturer of aerospace and defense products and systems with a real estate business segment that includes activities related to the re-zoning, entitlement, sale, and leasing of our excess real estate assets. Our continuing operations are organized into two segments:
     Aerospace and Defense — includes the operations of Aerojet-General Corporation, or Aerojet, which develops and manufactures propulsion systems for defense and space applications, armament systems for precision tactical weapon systems and munitions applications. We are one of the largest providers of propulsion systems in the United States and the only company that provides both Solid and Liquid propellant based systems. Primary customers served include major prime contractors to the United States (U.S.) government, the Department of Defense, and the National Aeronautics and Space Administration.
     Real Estate — includes activities related to the re-zoning, entitlement, sale, and leasing of our excess real estate assets. Through our Aerojet subsidiary, we own approximately 12,600 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California just east of Sacramento (Sacramento Land). We are currently in the process of seeking zoning changes and other governmental approvals on a portion of the Sacramento Land to optimize its value. We have filed applications with and submitted information to governmental and regulatory authorities for approvals necessary to re-zone over 6,400 acres of the Sacramento Land.
     On August 31, 2004, we completed the sale of our GDX Automotive (GDX) business. On November 30, 2005, we completed the sale of our Fine Chemicals business. On November 17, 2006, we completed the sale of our Turbo product line. The GDX and Fine Chemicals businesses and the Turbo product line are classified as discontinued operations in these Unaudited Condensed Consolidated Financial Statements and Notes to Unaudited Condensed Consolidated Financial Statements (see Note 13 of the Unaudited Condensed Consolidated Financial Statements).
     In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarified the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for us as of December 1, 2007. We have not determined the effect, if any, the adoption of FIN 48 will have on our results of operations or financial position.
     In September 2006, the FASB issued SFAS No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106, and 132(R), which requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 is effective as of November 30, 2007. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, with limited exceptions, which is effective as of November 30, 2009. Based on the current discount rate and expected rate of return assumptions, we estimate the adoption of SFAS 158 in the fourth quarter of fiscal 2007 will increase our postretirement liability and shareholders’ deficit by approximately $53 million to $105 million. Due to the valuation allowance on our net deferred tax assets, no net tax benefit would result from this increase to the postretirement liability.
     In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments at fair value that are not currently required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 159 will have on our financial position and results of operations.
Business Outlook
     Aerospace and Defense — Overall, sales are anticipated to grow during the rest of fiscal 2007 compared to fiscal 2006, with awards in space exploration and solid booster motors for missile defense and tactical missiles leading the way. Sales on the Atlas V contract are expected to remain at fiscal 2006 levels, with Titan sales rebounding as final close-out activities are conducted.
     Real Estate — We continue to work with governmental authorities to effect entitlement changes and to lift environmental restrictions for approximately 6,400 acres of the Sacramento Land as soon as practicable. In conjunction with these efforts, we will continue to explore real estate structures (or transactions) that may further enhance the value of our real estate assets, including outright sales, and/or joint ventures with real estate developers, residential builders or other third parties.
Results of Operations
Net Sales:

	Three months ended
	February 28,	February 28,
	2007	2006	Change*
	(in millions)
Net Sales	$150.8	$128.3	$22.5

*	Primary reason for change. The increase reflects higher sales on numerous space and defense programs including Standard Missile, Orion, and Titan.
     Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three Months ended
	February 28,	February 28,
	2007	2006
Lockheed Martin	38%	39%
Raytheon	21%	17%
     Sales in the first quarter of fiscal 2007 and fiscal 2006 directly and indirectly to the U.S. government and its agencies, including sales to our significant customers discussed above, totaled 90% and 82%, respectively, of net sales.
Cost of Products Sold:

	Three months ended
	February 28,	February 28,
	2007	2006	Change*
	(in millions, except percentage amounts)
Costs of products sold:	$135.0	$121.3	$13.7
Percentage of net sales	90%	95%

*	Primary reason for change. The decrease in costs of products sold as a percentage of net sales was primarily due to the following: (i) improved margin on the Titan program as the result of favorable performance on close-out activities; and (ii) a decrease of $2.8 million in retirement benefit plan expense as a result of an increase in the discount rate used to determine benefit obligations, due to higher market interest rates, and a reduction in the impact of amortizing prior year actuarial losses.

Selling, General and Administrative (SG&A):

	Three months ended
	February 28,	February 28,
	2007	2006	Change*
	(in millions, except percentage amounts)
Selling, General and Administrative:	$3.0	$8.0	$(5.0)
Percentage of net sales	2%	6%

*	Primary reason for change. The decrease in SG&A spending is primarily due to the following: (i) a decrease of $2.9 million in retirement benefit plan expense as a result of an increase in the discount rate used to determine benefit obligations, due to higher market interest rates, and a reduction in the impact of amortizing prior year actuarial losses; and (ii) higher expenses associated with the annual election of the Board of Directors in fiscal 2006.
Depreciation and Amortization:

	Three months ended
	February 28,	February 28,
	2007	2006	Change*
	(in millions, except percentage amounts)
Depreciation and amortization:	$6.5	$6.5	$—
Percentage of net sales	4%	5%

*	Primary reason for change. Depreciation and amortization expense was essentially unchanged for the periods presented.
Interest Expense:

	Three months ended
	February 28,	February 28,
	2007	2006	Change*
	(in millions)
Interest expense	$7.2	$6.3	$0.9

*	Primary reason for change. The increase is primarily due to higher average debt and letters of credit levels during fiscal 2007 compared to fiscal 2006.
Income Tax Provision:

	Three months ended
	February 28,	February 28,
	2007	2006	Change*
	(in millions)
Income tax provision	$0.4	$0.6	$(0.2)

*	Primary reason for change. The income tax provision in the first quarter of fiscal 2007 is primarily related to state tax expenses. The income tax provision in the first quarter of fiscal 2006 is primarily the result of establishing a valuation allowance against the quarter’s alternative minimum tax credit carryforward and the adoption of SFAS No.123(R), Share-Based Payment (SFAS 123(R)).
Discontinued Operations:
   Turbo Product Line
     During the third quarter of fiscal 2006, we classified our Turbo product line as a discontinued operation as a result of our plans to sell the product line. The product line was not core to the Aerospace and Defense segment and required increased management oversight and costs because of increased competition and investments for on-going maintenance of the product line. On November 17, 2006, we completed the sale of our Turbo product line to Aerosource Inc. for $1.1 million, subject to adjustment. The loss on the sale of the Turbo product line during fiscal 2006 was $0.4 million. An additional loss of $0.1 million was recorded in the first quarter of fiscal 2007 to reflect the net assets of the Turbo product line and management’s estimate of the net proceeds from the sale.
   Fine Chemicals business
     On November 30, 2005, we sold our Fine Chemicals business to American Pacific Corporation (AMPAC) for $88.5 million of cash paid at closing, an unsecured subordinated seller note of $25.5 million delivered at closing, an earn-out provision of up to $6.0 million contingent upon the business’ achieving certain earnings targets, and the assumption by the buyer of certain liabilities. We recorded a full allowance on both the $25.5 million unsecured subordinated seller note in fiscal 2005 and $6.0 million earnings targets receivable in fiscal 2006. During the first quarter of fiscal 2007, we entered into an earn-out and seller note repayment agreement (Repayment Agreement) with AMPAC under which AMPAC was required to pay $29.7 million in consideration for the early retirement of the seller note (including interest due thereunder), the full payment of the earn-out amount and the release of the Company from certain liabilities. During the first quarter of fiscal 2007, we recorded a gain of $31.2 million as a result of receiving $29.7 million of cash from AMPAC and being released from certain liabilities in accordance with the Repayment Agreement.
   GDX Automotive business
     In November 2003, we announced the closing of a GDX manufacturing facility in Chartres, France. The decision resulted primarily from declining sales volumes with French automobile manufacturers. In June 2004, we completed the legal process for closing the facility and establishing a social plan. In fiscal 2004, an expense of approximately $14.0 million related to employee social costs was recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. An expense of $1.0 million was recorded during fiscal 2005 primarily related to employee social costs that became estimable in fiscal 2005. We have not yet recorded expenses associated with other social benefits due to the uncertainty of these costs which could total up to a pre-tax expense of $2.0 million and may be incurred within the next few years.
     Summarized financial information for discontinued operations is set forth below:

	Three months ended
	February 28,	February 28,
	2007	2006
	(in millions)
Net sales	$—	$—
Income (loss) before income taxes	30.9	(1.0)
Income tax provision	0.3	—
Income (loss) from discontinued operations, net of income taxes	30.6	(1.0)
Cumulative Effect of a Change in Accounting Principle:
     As of December 1, 2005, we adopted SFAS 123(R), which requires companies to recognize in the statement of operations the grant-date fair value of stock awards issued to employees and directors. We adopted SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, our prior periods have not been restated to reflect the impact of SFAS 123(R). As a result of applying SFAS 123(R), the loss from continuing operations before cumulative effect of a change in accounting principle for the first quarter of fiscal 2006 was increased by $0.4 million (see Note 3 of the Unaudited Condensed Consolidated Financial Statements).
Operating Segment Information:
     We evaluate our operating segments based on several factors, of which the primary financial measure is segment performance. Segment performance, which is a non-GAAP financial measure, represents net sales from continuing operations less applicable costs, expenses and provisions for unusual items relating to the segment operations. Segment performance excludes corporate income and expenses, legacy income or expenses, provisions for unusual items not related to the segment operations, interest expense, and income taxes. We believe that segment performance provides information useful to investors in understanding our underlying operational performance. Specifically, we believe the exclusion of the items listed above permits an evaluation and a comparison of results for ongoing business operations, and it is on this basis that management internally assesses operational performance.

   Aerospace and Defense Segment

	Three months ended
	February 28,	February 28,
	2007	2006	Change*
	(in millions)
Net Sales	$149.1	$126.8	$22.3
Segment performance – Income (Loss)	$7.2	$(0.6)	$7.8

*	Primary reason for change. Higher sales volume on a variety space and defense system programs generated the improvement during the current period. Individual programs with increases of greater than $5.0 million were Standard Missile, Orion, and Titan.
     Segment performance was income of $7.2 million in the first quarter of fiscal 2007 compared to a loss of $0.6 million in the first quarter of fiscal 2006. The improved segment performance during the first quarter of fiscal 2007 as compared to the comparable fiscal 2006 period is the result of the following: (i) higher sales volume; (ii) improved margin on the Titan program as the result of favorable performance on close-out activities; and (iii) lower retirement benefit plan expenses.
     As of February 28, 2007, contract backlog was $882 million as compared to $718 million as of November 30, 2006. The increase in contract backlog reflects a $109 million award in a multiyear new liquid engine technology demonstration program for military launch systems and continued growth in solid booster motors for missile defense and tactical missiles. Funded backlog, which includes only those contracts for which money has been directly authorized by the U.S. Congress, or for which a firm purchase order has been received by a commercial customer, was $632 million at February 28, 2007 compared to $565 million as of November 30, 2006.
   Real Estate Segment
     Our actions continued to move us forward on the entitlement process for Rio Del Oro, Glenborough and Easton Place, Westborough, and Folsom Sphere of Influence. The actions covered such items as environmental remediation, land planning, traffic, wetlands, endangered species mitigation, and water supplies.

	Three months ended
	February 28,	February 28,
	2007	2006	Change*
	(in millions)
Net Sales	$1.7	$1.5	$0.2
Segment performance	$0.8	$0.8	$—

*	Primary reason for change. There were no real asset sales during the first quarter of fiscal 2007 or fiscal 2006. Net sales for the first quarter of fiscal 2007 and fiscal 2006 consist of rental property operations.
Other Information
   Key Accounting Policies and Estimates
     Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America that offers acceptable alternative methods for accounting for certain items affecting our financial results, such as determining inventory cost, deferring certain costs, depreciating long-lived assets, and recognizing revenues.
     The preparation of financial statements requires the use of estimates, assumptions, judgments, and interpretations that can affect the reported amounts of assets, liabilities, revenues, and expenses, the disclosure of contingent assets and liabilities and other supplemental disclosures. The development of accounting estimates is the responsibility of our management. Management discusses those areas that require significant judgment with the audit committee of our board of directors. The audit committee has reviewed all financial disclosures in our filings with the SEC. Although we believe the positions we have taken with regard to uncertainties are reasonable, others might reach different conclusions and our positions can change over time as more information becomes available. If an accounting estimate changes, its effects are accounted for prospectively and, if significant, disclosed in the Notes to Unaudited Condensed Consolidated Financial Statements.

     The areas most affected by our accounting policies and estimates are revenue recognition for long-term contracts, other contract considerations, goodwill, retirement benefit plans, litigation reserves, environmental remediation costs and recoveries, and income taxes. Except for income taxes, which are not allocated to our operating segments, these areas affect the financial results of our business segments.
     A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K for the fiscal year ended November 30, 2006.
Arrangements with Off-Balance Sheet Risk
     As of February 28, 2007, obligations required to be disclosed in accordance with FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, consisted of:
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
Liquidity and Capital Resources
   Liquidity Requirements
     Short-term liquidity requirements consist primarily of recurring operating expenses; costs associated with legacy business matters, including costs related to our retirement benefit plans; capital expenditures; and debt service requirements. We expect to meet these requirements through available cash, generation of cash from our Aerospace and Defense segment, and our Senior Credit Facility.
     As of February 28, 2007, long-term liquidity requirements consist primarily of our long-term debt obligations. We expect to meet long-term liquidity requirements through cash provided from operations and, if necessary, with long-term borrowings and other financing alternatives. The availability and terms of any such financing will depend upon market and other conditions at the time.

Net Cash Provided by (Used in) Operating, Investing, and Financing Activities
     Cash and cash equivalents increased by $12.9 million during the first quarter of fiscal 2007. The change in cash and cash equivalents is as follows:

	Three Months Ended
	February 28,	February 28,
	2007	2006
	(in millions)
Net Cash Used in Operating Activities
Continuing operations	$(13.4)	$(33.2)
Discontinued operations	(0.2)	(7.3)

Total	(13.6)	(40.5)
Net Cash Provided by (Used in) Investing Activities	26.5	(2.5)
Net Cash Provided by Financing Activities	—	1.7

Net Increase (Decrease) in Cash and Cash Equivalents	$12.9	$(41.3)

Net Cash Used In Operating Activities
Continuing Operations
     First Quarter Fiscal 2007 versus First Quarter Fiscal 2006 — Continuing operations used cash of $13.4 million in the first quarter of fiscal 2007 compared to cash usage of $33.2 million in the first quarter of fiscal 2006. The improvement is primarily due to (i) improved operating performance and net working capital from the Aerospace and Defense segment; and (ii) lower costs associated with legacy business matters.
Discontinued Operations
     Discontinued operations used $7.3 million of cash in the first quarter of fiscal 2006 primarily for the payment of liabilities accrued as of November 30, 2005 related to the sale of the Fine Chemicals business.
Net Cash Provided by (Used In) Investing Activities
     During the first quarter of fiscal 2007, we received $29.7 million from AMPAC in consideration for the cancellation and termination of an unsecured subordinated note receivable from AMPAC, including any interest due thereunder, and AMPAC’s obligation to make an earnings target payment associated with the sale of the Fine Chemicals business. During the first quarter of fiscal 2007 and fiscal 2006, we invested $3.2 million and $2.5 million, respectively, in capital expenditures. The increase quarter over quarter in capital expenditures is primarily due to the purchase of 180 acres of land which had been previously leased. The majority of our capital expenditures directly supports our contract and customer requirements and are primarily made for asset replacement, capacity expansion, development of new projects, and safety and productivity improvements.
Net Cash Provided by Financing Activities
     During the first quarter of fiscal 2006, net cash of $1.7 million was generated. Shares issued under our employee stock option plans generated cash, partially offset by activities related to our borrowings, including debt repayments.

Borrowing Activity and Senior Credit Facility:
     Our borrowing activity during the first quarter of fiscal 2007 was as follows:

	November 30,			February 28,
	2006	Additions	(Payments)	2007
	(In millions)
5 3/4% Convertible Subordinated Notes	$19.8	$—	$—	$19.8
4% Contingent Convertible Subordinated Notes	125.0	—	—	125.0
2 1/4% Convertible Subordinated Debentures	146.4	—	—	146.4
9 1/2% Senior Subordinated Notes	97.5	—	—	97.5
Term loan	73.7	—	(0.4)	73.3
Promissory note	—	2.8	—	2.8

Total Debt and Borrowing Activity	$462.4	$2.8	$(0.4)	$464.8

     Our credit facility (Senior Credit Facility) provides for an $80.0 million revolving credit facility (Revolver) and a $154.5 million credit-linked facility, consisting of an $80.0 million letter of credit subfacility and a $74.5 million term loan subfacility. As of February 28, 2007, the borrowing limit under the Revolver was $80.0 million with all of it available. We had $73.3 million outstanding under the term loan subfacility and $70.5 million outstanding letters of credit issued under the letter of credit subfacility at February 28, 2007.
     In January 2007, we purchased, for $4.3 million, approximately 180 acres of land which had been previously leased. The purchase was financed with $1.5 million of cash and a $2.8 million promissory note. The promissory note is payable in four annual installments, matures in January 2011, and bears interest at a per annum rate of five percent.
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

	Actual Ratios As of	Required Ratios December 1, 2006	Required Ratios December 1,
Financial Covenant	February 28, 2007	Through November 30, 2007	2007 and thereafter
Interest coverage ratio	3.48 to 1.00	Not less than: 2.25 to 1.00	Not less than: 2.25 to 1.00
Fixed charge coverage ratio	9.61 to 1.00	Not less than: 1.20 to 1.00	Not less than: 1.20 to 1.00
Senior leverage ratio	0.65 to 1.00	Not greater than: 2.50 to 1.00	Not greater than: 2.50 to 1.00
Leverage ratio	5.44 to 1.00	Not greater than: 8.50 to 1.00 through February 28, 2007;	Not greater than: 5.50 to 1.00
Not greater than 8.0 to 1.00 March 1, 2007 — May 31, 2007;
Not greater than 7.50 to 1.00 June 1, 2007 — August 31, 2007;
Not greater than 7.00 to 1.00 September 1, 2007 — November 30, 2007
     We were in compliance with our financial covenants as of February 28, 2007 and are expecting to be in compliance during the remainder of fiscal 2007. The required maximum leverage ratio steps down from 8.50 to 1.00 at February 28, 2007 to 7.00 to 1.00 at November 30, 2007. In fiscal 2008, the leverage ratio decreases further to 5.50 to 1.00. Recognizing the required fiscal 2008 leverage ratio step down, we are currently evaluating options including restructuring our Senior Credit Facility.
     In June 2002, we filed a $300 million shelf registration statement with the SEC of which approximately $162 million remains available for issuance. We may use the shelf to issue debt securities, shares of common stock, or preferred stock.
Outlook
     As disclosed in Notes 10(a) and 10(b) of the Notes to Unaudited Condensed Consolidated Financial Statements, we have exposure for certain legal and environmental matters. We believe that it is currently not possible to estimate the impact, if any, that the ultimate resolution of certain of these matters will have on our financial position, results of operations, or cash flows.
     We believe that our existing cash and cash equivalents and existing credit facilities will provide sufficient funds to meet our operating plan for the next twelve months. The operating plan for this period provides for full operation of our businesses, and interest and projected principal payments on our debt. The $19.8 million designated as restricted cash as of February 28, 2007 will be used to repay our 5 3/4% Convertible Subordinated Notes (5 3/4% Notes) due April 15, 2007 upon maturity, or, to the extent the 5 3/4% Notes are converted into common stock prior to maturity, will be used to repay a portion of our term loan.

     We may also access capital markets to raise debt or equity financing to fund required debt payments and for acquisitions or partnerships that make both strategic and economic sense. The timing, terms, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing.
     Major factors that could adversely impact our forecasted operating cash and our financial condition are described in the section “Risk Factors” in Item 1A of our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2006.
Forward-Looking Statements
     Certain information contained in this report should be considered “forward-looking statements” as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words “believe,” “estimate,” “anticipate,” “project” and “expect,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation and anticipated costs of capital. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Some important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in the section “Risk Factors” in Item 1A of our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2006 include, but are not limited to, the following:
•	cancellation or material modification of one or more significant contracts;

•	future reductions or changes in U.S. government spending;

•	failure to comply with regulations applicable to contracts with the U.S. government;

•	significant competition and the Company’s inability to adapt to rapid technological changes;

•	product failures, schedule delays or other problems with existing or new products and systems or cost-overruns on the Company’s fixed-price contracts;

•	the possibility that environmental and other government regulations that impact the Company become more stringent or subject the Company to material liability in excess of its established reserves;

•	requirements to provide guarantees and/or letters of credit to financially assure the Company’s environmental obligations;

•	environmental claims related to the Company’s current and former businesses and operations;

•	the release or explosion of dangerous materials used in the Company’s businesses;

•	reduction in airbag propellant volume;

•	disruptions in the supply of key raw materials and difficulties in the supplier qualification process, as well as raw materials price increases;

•	changes in economic and other conditions in the Sacramento metropolitan area, California real estate market or changes in interest rates affecting real estate values in that market;

•	the Company’s limited experience in real estate activities and the ability to execute its real estate business plan, including the Company’s ability to obtain or caused to be obtained, the necessary final governmental zoning, land use and environmental approvals and building permits;

•	the Company’s property being subject to federal, state and local regulations and restrictions that may impose significant limitations on the Company’s plans, with much of the Company’s property being raw land located in areas that include the natural habitats of various endangered or protected wildlife species;

•	the cost of servicing the Company’s debt and compliance with financial and other covenants;

•	the results of significant litigation;

•	costs and time commitment related to acquisition and partnership activities;

•	additional costs related to the Company’s recent divestitures;

•	a strike or other work stoppage or the Company’s inability to renew collective bargaining agreements on favorable terms;

•	fluctuations in sales levels causing the Company’s quarterly operating results to fluctuate;

•	effects of changes in discount rates and returns on plan assets of defined benefit pension plans that may require the Company to increase its shareholders’ deficit;

•	the loss of key employees and shortage of available skilled employees to achieve anticipated growth;

•	failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act; and

•	those risks detailed from time to time in the Company’s reports filed with the SEC.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes to our disclosures related to certain market risks as reported under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2006, except as noted below.
Interest Rate Risk
     We are exposed to market risk principally due to changes in domestic interest rates. Debt with interest rate risk includes borrowings under our Senior Credit Facility. Other than pension assets, we do not have any significant exposure to interest rate risk related to our investments.
     As of February 28, 2007, our debt totaled $464.8 million: $391.5 million, or 84% was at an average fixed rate of 4.81%; and $73.3 million or 16% was at a variable rate of 8.36%.
     The estimated fair value of our total debt was $471.2 million as of February 28, 2007 compared to a carrying value of $464.8 million. The fair value of the convertible subordinated notes and the senior subordinated notes was determined based on quoted market prices as of February 28, 2007. The fair value of the remaining debt was determined to approximate carrying value as the interest rates are generally variable, based on market interest rates, and reflect current market rates available to us.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Except as disclosed in Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements, which is incorporated herein by reference, there have been no significant developments in the pending legal proceedings as previously reported in Part 1 Item 3, Legal Proceedings in our Annual Report on Form 10-K for the fiscal year ended November 30, 2006.
     Vinyl Chloride Cases. The following table sets forth information related to our historical product liability costs associated with our vinyl chloride litigation cases.

	Three Months	Year	Year
	Ended	Ended,	Ended
	Feb. 28,	Nov. 30,	Nov. 30,
	2007	2006	2005
	(dollars in thousands)
Claims filed	1	1	4
Claims dismissed	—	1	9
Claims settled	1	2	9
Claims pending	8	8	10
Aggregate settlement costs	$26	$76	$18
Average settlement costs	$26	$38	$2
     Legal and administrative fees for the vinyl chloride cases for the first quarter of fiscal 2007 were $0.1 million. Legal and administrative fees for the vinyl chloride cases for fiscal 2006 and fiscal 2005 were $0.4 million for each period.
     Asbestos Cases. The following table sets forth information related to our historical product liability costs associated with our asbestos litigation cases.

	Three Months	Year	Year
	Ended	Ended,	Ended
	Feb. 28,	Nov. 30,	Nov. 30,
	2007	2006	2005
	(dollars in thousands)
Claims filed	19	62	149 *
Claims dismissed	11 **	55	65
Claims settled	1	5	2
Claims pending	161	154	152
Aggregate settlement costs	$3	$67	$50
Average settlement costs	$3	$14	$25

*	Includes 30 cases tendered to the Company by PCC Flow Technologies, Inc. and its affiliates (PCC). PCC had originally tendered 57 cases, but 27 of these cases were dismissed prior to the Company’s and PCC’s August 31, 2005 settlement agreement.

**	Includes one case originally tendered to the Company by PCC that was tendered back to PCC.
     Legal and administrative fees for the asbestos cases for the first quarter of fiscal 2007 were $0.1 million. Legal and administrative fees for the asbestos cases for fiscal 2006 and fiscal 2005 were $0.5 million for each period.
Item 1A. Risk Factors.
     There have been no material changes from our risk factors as previously reported in our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults upon Senior Securities

     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

No.	Description
10.1*†	Agreement and Release by and between GenCorp Inc. and William A. Purdy Jr. dated January 29, 2007.

10.2	Amended and Restated Shareholder Agreement dated as of February 16, 2007, by and between GenCorp Inc. and Steel Partners II L.P. was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated February 17, 2007 (File No. 1-1520) and is incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a – 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a – 14 (a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a –14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith. All other exhibits have been previously filed.

†	Management contract or compensatory plan or arrangement.
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GenCorp Inc.

Date: March 28, 2007	By:	/s/ Yasmin R. Seyal Yasmin R. Seyal
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: March 28, 2007	By:	/s/ Terry L. Hall Terry L. Hall
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 28, 2007	By:	/s/ R. Leon Blackburn R. Leon Blackburn
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1	Agreement and Release by and between GenCorp Inc. and William A. Purdy Jr. dated January 29, 2007.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a – 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a – 14 (a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a – 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.