Form 10-Q
period 2007-05-31
GENCORP INC
filed 2007-06-27
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: May 31, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 25, 2007, there were 56.3 million outstanding shares of our Common Stock, $0.10 par value.

GenCorp Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended May 31, 2007

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
GenCorp Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended May 31,		Six months ended May 31,
	2007	2006	2007	2006
	(in millions, except per share amounts)
Net Sales	$192.3	$167.2	$343.1	$295.5
Costs and Expenses
Cost of products sold	163.3	151.4	298.3	272.7
Selling, general and administrative	3.7	7.8	6.7	15.8
Depreciation and amortization	6.9	6.6	13.4	13.1
Interest expense	7.0	6.4	14.2	12.7
Interest income	(1.3)	(0.5)	(2.5)	(1.0)
Other (income) expense, net	0.5	1.4	2.5	1.8
Unusual items:
Unrecoverable portion of settlements and reserves for legal matters	2.6	8.5	2.6	8.5

Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	9.6	(14.4)	7.9	(28.1)
Income tax benefit	(3.6)	(4.0)	(3.2)	(3.4)

Income (loss) from continuing operations before cumulative effect of a change in accounting principle	13.2	(10.4)	11.1	(24.7)
Income (loss) from discontinued operations, net of income taxes	(0.7)	3.1	29.9	2.1

Income (loss) before cumulative effect of a change in accounting principle	12.5	(7.3)	41.0	(22.6)
Cumulative effect of a change in accounting principle, net of income taxes	—	—	—	(0.7)

Net income (loss)	$12.5	$(7.3)	$41.0	$(23.3)

Income (Loss) Per Share of Common Stock
Basic
Income (loss) per share from continuing operations before cumulative effect of a change in accounting principle	$0.23	$(0.19)	$0.20	$(0.45)
Income (loss) per share from discontinued operations, net of income taxes	(0.01)	0.06	0.53	0.04
Loss per share from cumulative effect of a change in accounting principle, net of income taxes	—	—	—	(0.01)

Net income (loss) per share	$0.22	$(0.13)	$0.73	$(0.42)

Diluted
Income (loss) per share from continuing operations before cumulative effect of a change in accounting principle	$0.21	$(0.19)	$0.20	$(0.45)
Income (loss) per share from discontinued operations, net of income taxes	(0.01)	0.06	0.53	0.04
Loss per share from cumulative effect of a change in accounting principle, net of income taxes	—	—	—	(0.01)

Net income (loss) per share	$0.20	$(0.13)	$0.73	$(0.42)

Weighted average shares of common stock outstanding	56.1	55.4	56.0	55.2

Weighted average shares of common stock outstanding, assuming dilution	71.8	55.4	56.3	55.2

See Notes to Unaudited Condensed Consolidated Financial Statements

GenCorp Inc.
Condensed Consolidated Balance Sheets

	(Unaudited)
	May 31,	November 30,
	2007	2006
	(In millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$82.9	$61.2
Restricted cash	—	19.8
Accounts receivable	86.1	71.1
Inventories	71.0	69.5
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	38.3	37.6
Prepaid expenses and other	13.5	23.5
Assets of discontinued operations	0.1	0.5

Total Current Assets	291.9	283.2
Noncurrent Assets
Property, plant and equipment, net	134.3	136.8
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	179.7	177.0
Prepaid pension asset	176.8	187.3
Goodwill	101.3	101.3
Intangible assets	23.8	24.6
Other noncurrent assets, net	125.4	111.2

Total Noncurrent Assets	741.3	738.2

Total Assets	$1,033.2	$1,021.4

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings and current portion of long-term debt	$2.3	$21.3
Accounts payable	22.1	32.6
Reserves for environmental remediation costs	58.0	55.6
Income taxes payable	8.7	12.2
Postretirement medical and life benefits	9.7	9.7
Advanced payments on contracts	58.1	57.1
Other current liabilities	79.9	88.9
Liabilities of discontinued operations	1.2	1.8

Total Current Liabilities	240.0	279.2
Noncurrent Liabilities
Convertible subordinated notes	271.4	271.4
Senior subordinated notes	97.5	97.5
Other long-term debt	73.5	72.2
Reserves for environmental remediation costs	211.0	210.4
Postretirement medical and life benefits	122.4	127.1
Other noncurrent liabilities	67.1	59.6

Total Noncurrent Liabilities	842.9	838.2

Total Liabilities	1,082.9	1,117.4
Commitments and Contingencies (Note 10)
Shareholders’ Deficit
Preference stock, par value of $1.00; 15 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150 million shares authorized; 56.5 million shares issued, 56.2 million shares outstanding as of May 31, 2007; 56.1 million shares issued, 55.8 million outstanding as of November 30, 2006	5.7	5.6
Other capital	200.0	194.8
Accumulated deficit	(255.4)	(296.4)

Total Shareholders’ Deficit	(49.7)	(96.0)

Total Liabilities and Shareholders’ Deficit	$1,033.2	$1,021.4

See Notes to Unaudited Condensed Consolidated Financial Statements

GenCorp Inc.
Condensed Consolidated Statement of Shareholders’ Deficit
(Unaudited)

					Total
	Common Stock		Other	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
	(In millions, except share and per share amounts)
November 30, 2006	55,815,828	$5.6	$194.8	$(296.4)	$(96.0)
Net income	—	—	—	41.0	41.0
Shares issued under stock option and stock incentive plans, net of income taxes	402,777	0.1	5.2	—	5.3

May 31, 2007	56,218,605	$5.7	$200.0	$(255.4)	$(49.7)

See Notes to Unaudited Condensed Consolidated Financial Statements

GenCorp Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	May 31,	May 31,
	2007	2006
	(in millions)
Operating Activities
Net income (loss)	$41.0	$(23.3)
Income from discontinued operations, net of income taxes	(29.9)	(2.1)
Cumulative effect of a change in accounting principle, net of income taxes	—	0.7
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	13.4	13.1
Stock compensation and savings plan expense	4.9	5.4
Changes in assets and liabilities:
Accounts receivable	(15.0)	10.5
Inventories	(1.5)	(13.3)
Prepaid income taxes	—	(5.1)
Prepaid expenses and other	9.3	(22.1)
Other noncurrent assets	(8.0)	35.6
Accounts payable	(10.5)	(30.1)
Income taxes payable	(3.9)	6.4
Postretirement medical and life benefits	(4.7)	(7.4)
Advanced payments on contracts	1.0	2.5
Other current liabilities	(5.5)	26.5
Other noncurrent liabilities	8.1	(35.9)

Net cash used in continuing operations	(1.3)	(38.6)
Net cash used in discontinued operations	(1.0)	(10.7)

Net Cash Used In Operating Activities	(2.3)	(49.3)
Investing Activities
Capital expenditures	(5.7)	(5.5)
Decrease in restricted cash	19.8	—
Proceeds from discontinued operation	29.7	—

Net Cash Provided by (Used In) Investing Activities	43.8	(5.5)
Financing Activities
Debt repayments	(20.5)	(0.9)
Debt issuance costs	—	(0.6)
Tax benefit on equity based compensation	0.3	0.6
Proceeds from shares issued under stock option and equity incentive plans	0.4	2.9

Net Cash (Used In) Provided by Financing Activities	(19.8)	2.0

Net Increase (Decrease) in Cash and Cash Equivalents	21.7	(52.8)
Cash and Cash Equivalents at Beginning of Period	61.2	91.7

Cash and Cash Equivalents at End of Period	$82.9	$38.9

Supplemental Disclosures of Cash Flow Information
Capital expenditure purchased with promissory note	$2.8	$—
See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Basis of Presentation and Nature of Operations
     GenCorp Inc. (GenCorp or the Company) has prepared the accompanying Unaudited Condensed Consolidated Financial Statements, including its accounts and the accounts of its wholly owned and majority-owned subsidiaries, in accordance with the instructions to Form 10-Q. The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all of the disclosures required by accounting principles generally accepted in the United States of America (GAAP). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2006, as filed with the Securities and Exchange Commission (SEC). Reclassifications have been made to certain financial information for prior periods to conform to the current year’s presentation.
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
     The Company is a technology-based manufacturer of aerospace and defense products and systems with a real estate segment that includes activities related to the re-zoning, entitlement, sale, and leasing of the Company’s excess real estate assets. The Company’s continuing operations are organized into two segments:
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
     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarified the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for the Company as of December 1, 2007. The Company has not determined the effect, if any, the adoption of FIN 48 will have on its results of operations or financial position.
     In September 2006, the FASB issued SFAS No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106, and 132(R), which requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on its balance sheet and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. SFAS 158 is effective for the Company as of November 30, 2007. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, with limited exceptions, which is effective for the Company as of November 30, 2009. Based on the current discount rate and expected rate of return assumptions, the Company estimates the adoption of SFAS 158 in the fourth quarter of fiscal 2007 will increase the shareholders’ deficit by approximately $8 million to $58 million. Due to the valuation allowance on the Company’s net deferred tax assets, no net tax benefit would result from this increase to the postretirement liability.
     In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments at fair value that are not currently required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not anticipate that the adoption of SFAS 159 will have a significant effect on its financial position or results of operations.
2. Income (Loss) Per Share of Common Stock
     A reconciliation of the numerator and denominator used to calculate basic and diluted income (loss) per share (EPS) of common stock is presented in the following table:

	Three months ended May 31,		Six months ended May 31,
	2007	2006	2007	2006
	(in millions, except per share amounts; shares in thousands)
Numerator:
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$13.2	$(10.4)	$11.1	$(24.7)
Income (loss) from discontinued operations, net of income taxes	(0.7)	3.1	29.9	2.1
Cumulative effect of a change in accounting principle, net of income taxes	—	—	—	(0.7)

Net income (loss) for basic earnings per share	12.5	(7.3)	41.0	(23.3)
Interest on contingent convertible subordinated notes	1.3	—	—	—
Interest on convertible subordinated debentures	0.8	—	—	—

Net income (loss) available to common shareholders, as adjusted for diluted earnings per share	$14.6	$(7.3)	$41.0	$(23.3)

Denominator:
Basic weighted average shares	56,127	55,385	56,029	55,230
Effect of:
Contingent convertible subordinated notes	8,101	—	—	—
Convertible subordinated debentures	7,320	—	—	—
Employee stock options	215	—	226	—
Restricted stock awards	67	—	68	—

Diluted weighted average shares	71,830	55,385	56,323	55,230

Basic EPS:
Income (loss) per share from continuing operations before cumulative effect of a change in accounting principle	$0.23	$(0.19)	$0.20	$(0.45)
Income (loss) per share from discontinued operations, net of income taxes	(0.01)	0.06	0.53	0.04
Loss per share from cumulative effect of a change in accounting principle, net of income taxes	—	—	—	(0.01)

Net income (loss) per share	$0.22	$(0.13)	$0.73	$(0.42)

Diluted EPS:
Income (loss) per share from continuing operations before cumulative effect of a change in accounting principle	$0.21	$(0.19)	$0.20	$(0.45)
Income (loss) per share from discontinued operations, net of income taxes	(0.01)	0.06	0.53	0.04
Loss per share from cumulative effect of a change in accounting principle, net of income taxes	—	—	—	(0.01)

Net income (loss) per share	$0.20	$(0.13)	$0.73	$(0.42)

     The following were not included in the computation of diluted income (loss) per share for the second quarter of fiscal 2006 and first half of fiscal 2007 and 2006 because the effect would be antidilutive for the periods:

Description	Conversion Rate
5 3/4% Convertible Subordinated Notes	54.29 Shares per $1,000 outstanding
4% Contingent Convertible Subordinated Notes	64.81 Shares per $1,000 outstanding
2 1/4% Convertible Subordinated Debentures	50.00 Shares per $1,000 outstanding
     The 5 3/4% Convertible Subordinated Notes, which were retired in April 2007, were not included in the computation of diluted income per share for the second quarter of fiscal 2007 because the effect would be antidilutive. In addition, 1.7 million employee stock options as of May 31, 2006 were not included in the diluted EPS calculation for the second quarter and first half of fiscal 2006, because they would be antidilutive.
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
     The following table details the impact of adopting SFAS 123(R) during the first half of fiscal 2006:

Six months
ended
May 31,
2006
(in millions, except
per share amounts)
Effect on loss from continuing operations	$(0.8)
Cumulative effect of a change in accounting principle, net of income taxes	(0.7)

Net loss	$(1.5)

Effect on basic and diluted net loss per share	$(0.03)

     Total stock-based compensation expense by type of award for the second quarter and first half of fiscal 2007 and 2006 was as follows:

	Three months ended May 31,		Six months ended May 31,
	2007	2006	2007	2006
	(in millions, except per share amounts; shares in thousands)
Stock appreciation rights	$0.3	$0.4	$0.5	$1.4
Restricted stock, service based	—	0.1	0.1	0.2
Restricted stock, performance based	0.2	0.1	0.1	0.2
Stock options	—	—	—	0.1

Total stock-based compensation expense	0.5	0.6	0.7	1.9
Tax effect on stock based compensation expense	—	—	—	—

Net effect on stock-based compensation expense	$0.5	$0.6	$0.7	$1.9

Effect on basic and diluted per share amounts	$(0.01)	$(0.01)	$(0.01)	$(0.04)

4. Accounts Receivable

	May 31,	November 30,
	2007	2006
	(in millions)
Receivables under long-term contracts:
Billed	$43.0	$43.7
Unbilled costs and estimated earnings	39.6	22.1
Other receivables, net of $0.1 million of allowance for doubtful accounts as of November 30, 2006	3.5	5.3

Accounts receivable	$86.1	$71.1

5. Inventories

	May 31,	November 30,
	2007	2006
	(in millions)
Raw materials and supplies on commercial products	$0.1	$0.1
Work in progress on commercial products	3.2	4.0
Finished goods on commercial products	0.2	0.1
Long-term contracts at average cost	182.8	155.8
Progress payments	(115.3)	(90.5)

Inventories	$71.0	$69.5

6. Property, Plant and Equipment, Net

	May 31,	November 30,
	2007	2006
	(in millions)
Land	$33.6	$29.3
Buildings and improvements	133.2	140.3
Machinery and equipment	357.3	352.6
Construction-in-progress	6.1	9.1

	530.2	531.3
Less: accumulated depreciation	(395.9)	(394.5)

Property, plant and equipment, net	$134.3	$136.8

7. Other Noncurrent Assets, Net

	May 31,	November 30,
	2007	2006
	(in millions)
Real estate held for entitlement and leasing	$41.4	$38.2
Receivable from Northrop Grumman Corporation (see Note 10(c))	39.2	33.0
Note receivable (see Note 13)	—	25.5
Deferred financing costs (see Note 17)	15.1	16.2
Other	29.7	23.8

	125.4	136.7
Less: allowance on note receivable (see Note 13)	—	(25.5)

Other noncurrent assets, net	$125.4	$111.2

8. Other Current Liabilities

	May 31,	November 30,
	2007	2006
	(in millions)
Accrued compensation and employee benefits	$37.7	$35.4
Legal settlements	9.9	15.2
Interest payable	4.9	5.0
Contract loss provisions	4.7	4.9
Other	22.7	28.4

Other current liabilities	$79.9	$88.9

9. Long-term Debt

	May 31,	November 30,
	2007	2006
	(in millions)
Convertible subordinated notes, interest at 5.75% per annum, matured April 2007 (5 3/4% Notes)	$—	$19.8
Contingent convertible subordinated notes, bearing interest at 4.00% per annum, interest payments due in January and July, maturing in 2024 (4% Notes)	125.0	125.0
Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in 2024 (2 1/4% Debentures)	146.4	146.4

Total convertible subordinated notes and debentures	271.4	291.2

Senior subordinated notes, bearing interest at 9.50% per annum, interest payments due in February and August, maturing in 2013 (9 1/2% Notes)	97.5	97.5

Total senior subordinated notes	97.5	97.5

Promissory note, bearing interest at 5% per annum, payable in annual installments of $700,000 plus interest, maturing in 2011	2.8	—
Term loan, bearing interest at various rates (rate of 8.36% as of May 31, 2007), payable in quarterly installments of $386,250 plus interest, maturing in 2010	73.0	73.7

Total other debt	75.8	73.7

Total debt	444.7	462.4
Less: Amounts due within one year	(2.3)	(21.3)

Total long-term debt	$442.4	$441.1

     The estimated fair value of the Company’s total debt was $446.9 million as of May 31, 2007 compared to a carrying value of $444.7 million. The fair value of the convertible subordinated notes and debentures and the senior subordinated notes was determined based on quoted market prices as of May 31, 2007. The fair value of the remaining debt approximates the carrying value.
     As of May 31, 2007, the Company’s credit facility (Senior Credit Facility) provides for an $80.0 million revolving credit facility (Revolver) and a $154.5 million credit-linked facility, consisting of an $80.0 million letter of credit subfacility and a $74.5 million term loan subfacility. As of May 31, 2007, the borrowing limit under the Revolver was $80.0 million with all of it available. Additionally, the Company had $73.0 million outstanding under the term loan subfacility and $72.4 million in outstanding letters of credit issued under the letter of credit subfacility at May 31, 2007. See Note 17 for recent changes to the Senior Credit Facility.
     In April 2007, the Company retired the outstanding principal of its 5 3/4% Notes with restricted cash. The outstanding principal on the 5 3/4% Notes had been cash collateralized during fiscal 2006 in order to prevent the early maturity of the Senior Credit Facility.
     In January 2007, the Company purchased, for $4.3 million, approximately 180 acres of land which had been previously leased by the Company. The purchase was financed with $1.5 million of cash and a $2.8 million promissory note. The promissory note is payable in four annual installments, matures in January 2011, and bears interest at a per annum rate of five percent.
     The Senior Credit Facility is secured by a substantial portion of the Company’s assets, including the stock and assets of our material domestic subsidiaries that are guarantors of this facility. The Company is subject to certain limitations including the ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; and make restricted payments. The Company is also subject to financial covenants, as amended, which are as follows:

	Actual Ratios As of	Required Ratios March 1, 2007	Required Ratios December 1,
Financial Covenant	May 31, 2007	Through November 30, 2007	2007 and thereafter
Interest coverage ratio	3.96 to 1.00	Not less than: 2.25 to 1.00	Not less than: 2.25 to 1.00
Fixed charge coverage ratio	10.00 to 1.00	Not less than: 1.20 to 1.00	Not less than: 1.20 to 1.00
Senior leverage ratio	0.70 to 1.00	Not greater than: 2.50 to 1.00	Not greater than: 2.50 to 1.00
Leverage ratio	4.63 to 1.00	Not greater than 8.00 to 1.00 March 1, 2007 — May 31, 2007;	Not greater than: 5.50 to 1.00
Not greater than 7.50 to 1.00 June 1, 2007 — August 31, 2007;
Not greater than 7.00 to 1.00 September 1, 2007 — November 30, 2007
     The Company was in compliance with its financial covenants as of May 31, 2007.

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
     In October 2002, Aerojet and approximately 65 other individual and corporate defendants were served with four civil suits filed in the U.S. District Court for the Central District of California that seek recovery of costs allegedly incurred or to be incurred in response to the contamination present at the South El Monte Operable Unit (SEMOU) of the San Gabriel Valley Superfund site. The cases are denominated as follows: The City of Monterey Park v. Aerojet-General Corporation, et al. , (CV-02-5909 ABC (RCx)); San Gabriel Basin Water Quality Authority v. Aerojet-General Corporation, et al. , (CV-02-4565 ABC (RCx)); San Gabriel Valley Water Company v. Aerojet-General Corporation, et al. , (CV-02-6346 ABC (RCx)), and Southern California Water Company v. Aerojet-General Corporation, et al. , (CV-02-6340 ABC (RCx)). The cases have been coordinated for ease of administration by the court. The plaintiffs’ claims against Aerojet are based upon allegations of discharges from a former site in the El Monte area, as more fully discussed below under the headings “San Gabriel Valley Basin, California Site” — “South El Monte Operable Unit (SEMOU).” The total cost estimate to implement projects under the Unilateral Administrative Order (UAO) prepared by the EPA and the water entities is approximately $90 million. Aerojet investigations do not identify a credible connection between the contaminants identified by the water entities in the SEMOU and those detected at Aerojet’s former facility located in El Monte, California, near the SEMOU (East Flair Drive site). Aerojet has filed third-party complaints against several water entities on the basis that they introduced perchlorate-containing Colorado River water to the basin. Those water entities have filed motions to dismiss Aerojet’s complaints. The motions as well as discovery have been stayed, pending efforts to resolve the litigation through mediation.
     In December 2006, Aerojet was sued by eleven individual plaintiffs residing in the vicinity of Aerojet’s facilities near Sacramento, California. Haynes et al. v. Aerojet-General Corporation, Case No. O6AS04555, Sacramento County (CA) Superior Court (the Sacramento litigation). Additional claims added to the case bring the total number of plaintiffs to fifteen. The plaintiffs allege that Aerojet contaminated groundwater, which plaintiffs consumed causing illness, death and economic injury. Plaintiffs seek judgment against Aerojet for unspecified general, special and punitive damages. The Company has hired counsel and continues to assess this litigation.
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
     Of the cases that have been filed, the majority have been dismissed or settled on terms favorable to the Company. One of the six pending cases involves a former employee at the Company’s former Ashtabula, Ohio facility. All other pending cases involve employees at VC or PVC facilities owned or operated by others. One of the pending cases is an action seeking class action certification and a medical monitoring program for former employees at a PVC facility in New Jersey.
     Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued for such contingencies.
Asbestos Litigation
     The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products or in manufacturing operations. The majority of cases have been filed in Madison County, Illinois and San Francisco, California. Since 1998, more than 200 of these asbestos lawsuits have been resolved with the majority being dismissed. There were 152 asbestos cases pending as of May 31, 2007.
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
Other Legal Matters
     On August 31, 2004, the Company completed the sale of its GDX Automotive business (GDX) to an affiliate of Cerberus Capital Management, L.P. (Cerberus). In accordance with the divestiture agreement, the Company provided customary indemnification to Cerberus for certain liabilities accruing prior to the closing of the transaction (the Closing). Cerberus has notified the Company of a claim by a GDX customer that alleges that certain parts manufactured by GDX prior to the Closing failed to meet customer specifications. The Company is monitoring this situation to determine what potential liability, if any, the Company may have regarding this matter.
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
     As of May 31, 2007, the aggregate range of these anticipated environmental costs was $266 million to $476 million and the accrued amount was $269.0 million. See Note 10(c) for a summary of the environmental reserve activity for the second quarter of fiscal 2007. Of these accrued liabilities, approximately 61% relates to the Sacramento, California site and approximately 28% to the Baldwin Park Operable Unit of the San Gabriel Valley, California site. Each of those two sites is discussed below. The balance of the accrued liabilities relates to other sites for which the Company’s obligations are probable and estimable.
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
     The southern portion of the property known as Rio Del Oro is under state orders issued in the 1990s by the California Department of Toxic Control (DTSC) and the Central Valley RWQCB to investigate and remediate environmental contamination. Aerojet leased this property to Douglas Aircraft for rocket assembly and testing from 1957 to 1961 and sold approximately 3,500 acres, including the formerly leased portion, to Douglas Aircraft in 1961. Aerojet reacquired the property from MDC, the successor to Douglas Aircraft in 1984. As a result, the state orders referenced above were issued to both MDC and Aerojet. Aerojet and MDC’s parent, Boeing, have entered into an allocation agreement, some of which is subject to reallocation that establishes lead roles and payment obligations. Aerojet and Boeing are actively remediating soil on portions of the property as well as on-site and off-site groundwater contamination. By letter of October 27, 2006, Boeing submitted notice to Aerojet that was initiating the reallocation arbitration process. Aerojet is currently working to release a significant portion of the property from the DTSC order.

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
c. Environmental Reserves and Estimated Recoveries
Reserves
     The Company reviews on a quarterly basis estimated future remediation costs that could be incurred over the contractual term or next fifteen years of the expected remediation. The Company has an established practice of estimating environmental remediation costs over a fifteen year period, except for those environmental remediation costs whose contractual terms are sufficiently specific to allow reasonable costs estimates to be developed beyond a fifteen year period. As the period for which estimated environmental remediation costs increases, the reliability of such estimates decrease. These estimates consider the investigative work and analysis of engineers, outside environmental consultants, and the advice of the Company’s attorneys regarding the status and anticipated results of various administrative and legal proceedings. In most cases, only a range of reasonably possible costs can be estimated. In establishing our reserves, the most probable estimate is used when determinable; otherwise, the minimum is used. Accordingly, such estimates could change as the Company periodically evaluates and revises such estimates as new information becomes available. Management cannot predict whether new information gained as projects progress will affect the estimated liability accrued. The timing of payment for estimated future environmental costs depends on the timing of regulatory approvals for planned remedies and the construction and completion of the remedies.
     A summary of the Company’s environmental reserve activity is shown below:

	November 30,	2007	2007	May 31,
	2006	Additions	Expenditures	2007
		(in millions)
Aerojet	$256.5	$23.5	$(20.1)	$259.9
Other Sites	9.5	0.4	(0.8)	9.1

Environmental Reserve	$266.0	$23.9	$(20.9)	$269.0

     As of May 31, 2007, the Aerojet reserves include $164.9 million for the Sacramento site, $74.5 million for BPOU, and $20.5 million for other Aerojet sites.
     The effect of the final resolution of environmental matters and the Company’s obligations for environmental remediation and compliance cannot be accurately predicted due to the uncertainty concerning both the amount and timing of future expenditures and due to regulatory or technological changes. The Company believes, on the basis of presently available information, that the resolution of environmental matters and the Company’s obligations for environmental remediation and compliance will not have a material adverse effect on the Company’s results of operations, liquidity, or financial condition. The Company will continue its efforts to mitigate past and future costs through pursuit of claims for recoveries from insurance coverage and other PRPs, along with continued investigation of new and more cost effective remediation alternatives and technologies.
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
     In conjunction with the sale of EIS, Aerojet entered into an agreement with Northrop whereby Aerojet is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement. Amounts reimbursed are subject to annual limitations, with excess amounts carried over to subsequent periods, the total of which will not exceed $190 million over the term of the agreement, which ends in 2028. As of May 31, 2007, $137.5 million in potential future reimbursements were available over the remaining life of the agreement.
     As part of the acquisition of the Atlantic Research Corporation (ARC) propulsion business, Aerojet entered into an agreement with ARC pursuant to which Aerojet is responsible for up to $20 million of costs (Pre-Close Environmental Costs) associated with environmental issues that arose prior to Aerojet’s acquisition of the ARC propulsion business, of which $14.5 million remains as of May 31, 2007. Pursuant to a separate agreement with the U.S. government which was entered into prior to the closing of the ARC acquisition, these Pre-Close Environmental Costs are treated under the normal rules of cost allowability and are not subject to the 88% limitation under the Global Settlement, and are recovered through the establishment of prices for Aerojet’s products and services sold to the U.S. government.
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
     In conjunction with the review of its environmental reserves discussed above, the Company revised its estimate of costs that will be recovered under the Global Settlement based on business expected to be conducted under contracts with the U.S. government and its agencies in the future. In the first half of fiscal 2007, the increase to the reserve of $23.9 million resulted in a corresponding increase to the receivable and a charge to operations of $3.1 million. The expenses and benefits associated with adjustments to the environmental reserves are recorded as a component of other (income) expense, net in the Unaudited Condensed Consolidated Statements of Operations.
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
     The impact to the Unaudited Condensed Consolidated Statement of Operations for the first half of fiscal 2006 adjusted for the adoption of FIN 47, net of the amount estimated to be recovered under U.S. government contracts, would have been less than $0.1 million.

     The changes in the carrying amount of conditional asset retirement obligations since November 30, 2006 were as follows (in millions):

Balance as of November 30, 2006	$10.2
Additions and other	0.2
Accretion	0.4

Balance as of May 31, 2007	$10.8

11. Arrangements with Off-Balance Sheet Risk
     As of May 31, 2007, obligations required to be disclosed in accordance with FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, consisted of:
     — $72.4 million in outstanding commercial letters of credit expiring in 2007 and 2008, the majority of which may be renewed, and securing obligations for environmental remediation and insurance coverage.
     — Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to U.S. government agencies for environmental remediation activities.
     — Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of its obligations under its Senior Credit Facility and its 9 1/2% Notes.
     In addition to the items discussed above, the Company from time to time enters into certain types of contracts that require the Company to indemnify parties against third-party and other claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnification to purchasers of the Company’s businesses or assets including, for example, claims arising from the operation of the businesses prior to disposition, liability to investigate and remediate environmental contamination existing prior to disposition; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for claims arising from the Company’s use of the applicable premises; and, (iii) certain agreements with the Company’s officers and directors, under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated.
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
12. Retirement Benefits
     Pension Benefits — As of May 31, 2007, the Company has a defined benefit pension plan covering substantially all salaried and hourly employees. Normal retirement age is 65, but certain plan provisions allow for earlier retirement. Pension benefits are calculated under formulas based on average earnings and length of service for salaried employees and under negotiated non-wage based formulas for hourly employees.
     Postretirement Medical and Life Benefits — The Company provides medical and life insurance benefits (postretirement benefits) to certain eligible retired employees, with varied coverage by employee group. Medical and life benefit obligations are unfunded.

     Components of net periodic retirement benefit plan (income) expense for continuing operations are as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended
	May 31,	May 31,	May 31,	May 31,
	2007	2006	2007	2006
	(in millions)
Service cost	$4.3	$4.6	$0.1	$0.1
Interest cost on benefit obligation	24.0	28.2	1.3	1.4
Assumed return on plan assets	(30.7)	(34.8)	—	—
Amortization of unrecognized prior service costs (credits)	0.5	0.5	—	(0.8)
Amortization of unrecognized net (gains) losses	7.5	13.2	(1.7)	(1.6)

Net periodic retirement benefit plan (income) expense	$5.6	$11.7	$(0.3)	$(0.9)

	Pension Benefits		Postretirement Benefits
	Six months ended
	May 31,	May 31,	May 31,	May 31,
	2007	2006	2007	2006
	(in millions)
Service cost	$8.6	$9.1	$0.2	$0.2
Interest cost on benefit obligation	48.1	56.4	2.7	2.9
Assumed return on plan assets	(61.4)	(69.5)	—	—
Amortization of unrecognized prior service costs (credits)	1.0	1.1	(0.1)	(1.6)
Amortization of unrecognized net (gains) losses	14.9	26.4	(3.4)	(3.2)

Net periodic retirement benefit plan (income) expense	$11.2	$23.5	$(0.6)	$(1.7)

13. Discontinued Operations
  Turbo Product Line
     During the third quarter of fiscal 2006, the Company classified its Turbo product line as a discontinued operation as a result of its plans to sell the product line. The product line was not core to the Aerospace and Defense segment and required increased management oversight and costs because of increased competition and investments for on-going maintenance of the product line. On November 17, 2006, the Company completed the sale of its Turbo product line to Aerosource Inc. for $1.1 million, subject to adjustment. The loss on the sale of the Turbo product line during fiscal 2006 was $0.4 million. An additional loss of $0.1 million was recorded in the first half of fiscal 2007 to reflect the net assets of the Turbo product line and management’s estimate of the net proceeds from the sale. For operating segment reporting, the Turbo product line was previously reported as a part of the Aerospace and Defense segment.
  Fine Chemicals business
     On November 30, 2005, the Company sold its Fine Chemicals business to American Pacific Corporation (AMPAC) for $88.5 million of cash paid at closing, an unsecured subordinated seller note of $25.5 million delivered at closing, an earn-out provision of up to $6.0 million contingent upon the business’ achieving certain earnings targets, and the assumption by the buyer of certain liabilities. The Company recorded a full allowance on both the $25.5 million unsecured subordinated seller note in fiscal 2005 and $6.0 million earnings targets receivable in fiscal 2006. During the first quarter of fiscal 2007, the Company entered into an earn-out and seller note repayment agreement (Repayment Agreement) with AMPAC under which AMPAC was required to pay $29.7 million in consideration for the early retirement of the seller note (including interest due thereunder), the full payment of the earn-out amount and the release of the Company from certain liabilities. During the first quarter of fiscal 2007, the Company recorded a gain from discontinued operations of $31.2 million as a result of receiving $29.7 million of cash from AMPAC and being released from certain liabilities in accordance with the Repayment Agreement.
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
     Summarized financial information for discontinued operations is set forth below:

	Three months ended May 31,		Six months ended May 31,
	2007	2006	2007	2006
	(in millions)
Net sales	$—	$0.2	$—	$0.6
Income (loss) before income taxes	(0.7)	0.2	30.2	(0.7)
Income tax provision (benefit)	—	(2.9)	0.3	(2.8)
Net income (loss) from discontinued operations	(0.7)	3.1	29.9	2.1
     As of May 31, 2007 and November 30, 2006, the components of assets and liabilities of discontinued operations in the consolidated balance sheets are as follows:

	May 31,	November 30,
	2007	2006
	(in millions)
Assets of discontinued operations, consisting of other assets	$0.1	$0.5

Accounts payable	$0.4	$0.6
Other liabilities	0.8	1.2

Liabilities of discontinued operations	$1.2	$1.8

14. Operating Segments and Related Disclosures
     The Company’s operations are organized into two operating segments based on different products and customer bases: Aerospace and Defense, and Real Estate.
     The Company evaluates it operating segments based on several factors, of which the primary financial measure is segment performance. Segment performance represents net sales from continuing operations less applicable costs, expenses, and provisions for unusual items relating to the segment. Excluded from segment performance are: corporate income and expenses, legacy income or expenses, provisions for unusual items not related to the segment, interest expense, interest income, and income taxes.
     Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended May 31,		Six months ended May 31,
	2007	2006	2007	2006
Lockheed Martin	35%	41%	36%	40%
Raytheon	30%	18%	26%	18%
Boeing	*	12%	*	11%

*	Less than 10% of net sales
     Sales during the three and six months ended May 31, 2007 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled 91% and 90% of net sales, respectively. Sales during the three and six months ended May 31, 2006, directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled 79% and 80% of net sales, respectively.

     Selected financial information for each reportable segment is as follows:

	Three months ended May 31,		Six months ended May 31,
	2007	2006	2007	2006
	(in millions)
Net Sales:
Aerospace and Defense	$190.7	$165.5	$339.8	$292.3
Real Estate	1.6	1.7	3.3	3.2

Total Net Sales	$192.3	$167.2	$343.1	$295.5

Segment Performance:
Aerospace and Defense	$29.4	$17.2	$43.7	$25.5
Environmental remediation provision adjustments	(1.5)	(0.4)	(2.7)	(0.6)
Retirement benefit plan expense	(6.0)	(8.7)	(11.9)	(17.4)
Unusual items — unrecoverable portion of settlements and reserves for legal matters	(2.6)	(8.5)	(2.6)	(8.5)

Aerospace and Defense Total	19.3	(0.4)	26.5	(1.0)
Real Estate	0.6	0.8	1.4	1.6

Total Segment Performance	$19.9	$0.4	$27.9	$0.6

Reconciliation of segment performance to income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle:
Segment performance	$19.9	$0.4	$27.9	$0.6
Interest expense	(7.0)	(6.4)	(14.2)	(12.7)
Interest income	1.3	0.5	2.5	1.0
Corporate and other expenses	(5.3)	(6.8)	(9.6)	(12.6)
Corporate retirement benefit plan income (expense)	0.7	(2.1)	1.3	(4.4)

Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	$9.6	$(14.4)	$7.9	$(28.1)

15. Unusual Items
     In the first half of fiscal 2007, the Company recorded a charge of $2.6 million related to estimated costs associated with legal matters. In the second quarter of fiscal 2006, the Company recorded a charge of $8.5 million related to an agreement to settle a group of environmental toxic tort cases that had been pending in Sacramento Superior Court since 1997.
16. Condensed Consolidating Financial Information
     The Company is providing condensed consolidating financial information for its material domestic subsidiaries that have guaranteed the
9 1/2% Notes, and for those subsidiaries that have not guaranteed the 9 1/2% Notes. The wholly owned subsidiary guarantors have, jointly and severally, fully and unconditionally guaranteed the 9 1/2% Notes. The subsidiary guarantees are senior subordinated obligations of each subsidiary guarantor and rank (i) junior in right of payment with all senior indebtedness, (ii) equal in right of payment with all senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness, in each case, of that subsidiary guarantor. The subsidiary guarantees will also be effectively subordinated to any secured indebtedness of the subsidiary guarantor with respect to the assets securing that indebtedness. Absent both default and notice as specified in the Company’s Senior Credit Facility and agreements governing the Company’s outstanding convertible notes and the 9 1/2% Notes, there are no restrictions on the Company’s ability to obtain funds from its wholly owned subsidiary guarantors by dividend or loan.
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

Condensed Consolidating Statements of Operations
(Unaudited)

		Guarantor	Non-guarantor
Three Months Ended May 31, 2007 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$192.3	$—	$—	$192.3
Cost of products sold	—	163.3	—	—	163.3
Selling, general and administrative	1.3	2.4	—	—	3.7
Depreciation and amortization	0.5	6.4	—	—	6.9
Interest expense	6.2	0.8	—	—	7.0
Other, net	(1.0)	2.8	—	—	1.8

Income (loss) from continuing operations before income taxes	(7.0)	16.6	—	—	9.6
Income tax (benefit) provision	(11.3)	7.7	—	—	(3.6)

Income from continuing operations	4.3	8.9	—	—	13.2
Loss from discontinued operations	(0.7)	—	—	—	(0.7)

Income before equity income of subsidiaries	3.6	8.9	—	—	12.5
Equity earnings of subsidiaries	8.9	—	—	(8.9)	—

Net income	$12.5	$8.9	$—	$(8.9)	$12.5

		Guarantor	Non-guarantor
Three Months Ended May 31, 2006 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$167.2	$—	$—	$167.2
Cost of products sold	—	151.4	—	—	151.4
Selling, general and administrative	4.6	3.2	—	—	7.8
Depreciation and amortization	0.5	6.1	—	—	6.6
Interest expense	5.3	1.1	—	—	6.4
Other, net	(0.1)	9.5	—	—	9.4

Loss from continuing operations before income taxes	(10.3)	(4.1)	—	—	(14.4)
Income tax (benefit) provision	(7.0)	3.0	—	—	(4.0)

Loss from continuing operations	(3.3)	(7.1)	—	—	(10.4)
Income from discontinued operations	3.1	—	—	—	3.1

Loss before equity loss of subsidiaries	(0.2)	(7.1)	—	—	(7.3)
Equity losses of subsidiaries	(7.1)	—	—	7.1	—

Net loss	$(7.3)	$(7.1)	$—	$7.1	$(7.3)

		Guarantor	Non-guarantor
Six Months Ended May 31, 2007 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$343.1	$—	$—	$343.1
Cost of products sold	—	298.3	—	—	298.3
Selling, general and administrative	1.9	4.8	—	—	6.7
Depreciation and amortization	1.1	12.3	—	—	13.4
Interest expense	12.7	1.5	—	—	14.2
Other, net	(2.1)	4.7	—	—	2.6

Income (loss) from continuing operations before income taxes	(13.6)	21.5	—	—	7.9
Income tax (benefit) provision	(11.5)	8.3	—	—	(3.2)

Income (loss) from continuing operations	(2.1)	13.2	—	—	11.1
Income from discontinued operations	29.9	—	—	—	29.9

Income before equity income of subsidiaries	27.8	13.2	—	—	41.0
Equity earnings of subsidiaries	13.2	—	—	(13.2)	—

Net income	$41.0	$13.2	$—	$(13.2)	$41.0

		Guarantor	Non-guarantor
Six Months Ended May 31, 2006 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$295.5	$—	$—	$295.5
Cost of products sold	—	272.7	—	—	272.7
Selling, general and administrative	10.2	5.6	—	—	15.8
Depreciation and amortization	1.0	12.1	—	—	13.1
Interest expense	10.6	2.1	—	—	12.7
Other, net	(0.7)	10.0	—	—	9.3

Loss from continuing operations before income taxes and cumulative effect of a change in accounting principle	(21.1)	(7.0)	—	—	(28.1)
Income tax (benefit) provision	(12.2)	8.8	—	—	(3.4)

Loss from continuing operations before the cumulative effect of a change in accounting principle	(8.9)	(15.8)	—	—	(24.7)
Income (loss) from discontinued operations	2.3	(0.1)	(0.1)	—	2.1
Cumulative effect of a change in accounting principle, net of income taxes	(0.7)	—	—	—	(0.7)

Loss before equity losses of subsidiaries	(7.3)	(15.9)	(0.1)	—	(23.3)
Equity losses of subsidiaries	(16.0)	—	—	16.0	—

Net loss	$(23.3)	$(15.9)	$(0.1)	$16.0	$(23.3)

Condensed Consolidating Balance Sheets
(Unaudited)

		Guarantor	Non-guarantor
May 31, 2007 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$88.9	$(6.5)	$0.5	$—	$82.9
Accounts receivable	—	86.1	—	—	86.1
Inventories	—	71.0	—	—	71.0
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	38.3	—	—	38.3
Prepaid expenses and other	1.7	11.4	0.4	—	13.5
Assets of discontinued operations	0.4	—	(0.3)	—	0.1

Total current assets	91.0	200.3	0.6	—	291.9
Property, plant and equipment, net	0.5	133.8	—	—	134.3
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	179.7	—	—	179.7
Prepaid pension asset	116.9	59.9	—	—	176.8
Goodwill	—	101.3	—	—	101.3
Intercompany (payable) receivable, net	17.5	(2.6)	(14.9)	—	—
Other noncurrent assets and intangibles, net	274.4	133.2	9.8	(268.2)	149.2

Total assets	$500.3	$805.6	$(4.5)	$(268.2)	$1,033.2

Short-term borrowings and current portion of long-term debt	$2.3	$—	$—	$—	$2.3
Accounts payable	0.2	21.9	—	—	22.1
Reserves for environmental remediation costs	4.9	53.1	—	—	58.0
Income taxes payable (receivable)	(15.8)	24.5	—	—	8.7
Other current liabilities, advanced payments on contracts, and postretirement medical and life benefits	25.1	122.6	—	—	147.7
Liabilities of discontinued operations	—	—	1.2	—	1.2

Total current liabilities	16.7	222.1	1.2	—	240.0
Long-term debt	442.4	—	—	—	442.4
Reserves for environmental remediation costs	4.2	206.8	—	—	211.0
Other noncurrent liabilities	86.7	102.8	—	—	189.5

Total liabilities	550.0	531.7	1.2	—	1,082.9
Commitments and contingencies (Note 10)
Total shareholders’ (deficit) equity	(49.7)	273.9	(5.7)	(268.2)	(49.7)

Total liabilities and shareholders’ (deficit) equity	$500.3	$805.6	$(4.5)	$(268.2)	$1,033.2

		Guarantor	Non-guarantor
November 30, 2006 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$70.5	$(9.8)	$0.5	$—	$61.2
Restricted cash	19.8	—	—	—	19.8
Accounts receivable	—	71.1	—	—	71.1
Inventories	—	69.5	—	—	69.5
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	37.6	—	—	37.6
Prepaid expenses and other	3.7	19.6	0.2	—	23.5
Assets of discontinued operations	—	—	0.5	—	0.5

Total current assets	94.0	188.0	1.2	—	283.2
Property, plant and equipment, net	0.5	136.3	—	—	136.8
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	177.0	—	—	177.0
Prepaid pension asset	116.6	70.7	—	—	187.3
Goodwill	—	101.3	—	—	101.3
Intercompany (payable) receivable, net	(434.2)	448.7	(14.5)	—	—
Other noncurrent assets and intangibles, net	713.6	126.0	9.8	(713.6)	135.8

Total assets	$490.5	$1,248.0	$(3.5)	$(713.6)	$1,021.4

Short-term borrowings and current portion of long-term debt	$21.3	$—	$—	$—	$21.3
Accounts payable	0.6	32.0	—	—	32.6
Reserves for environmental remediation costs	4.9	50.7	—	—	55.6
Income taxes payable (receivable)	(4.4)	16.6	—	—	12.2
Other current liabilities, advanced payments on contracts, and postretirement medical and life benefits	27.2	128.5	—	—	155.7
Liabilities of discontinued operations	—	—	1.8	—	1.8

Total current liabilities	49.6	227.8	1.8	—	279.2
Long-term debt	441.1	—	—	—	441.1
Reserves for environmental remediation costs	4.6	205.8	—	—	210.4
Other noncurrent liabilities	91.2	95.5	—	—	186.7

Total liabilities	586.5	529.1	1.8	—	1,117.4
Commitments and contingencies (Note 10)
Total shareholders’ (deficit) equity	(96.0)	718.9	(5.3)	(713.6)	(96.0)

Total liabilities and shareholders’ (deficit) equity	$490.5	$1,248.0	$(3.5)	$(713.6)	$1,021.4

Condensed Consolidating Statements of Cash Flows
(Unaudited)

		Guarantor	Non-guarantor
Six Months Ended May 31, 2007 (in millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash used in (provided by) operating activities	$(17.6)	$15.8	$(0.5)	$—	$(2.3)
Cash flows from investing activities:
Proceeds from business disposition	29.7	—	—	—	29.7
Other investing activities	19.8	—	—	—	19.8
Capital expenditures	—	(5.7)	—	—	(5.7)

Net cash provided by (used in) investing activities	49.5	(5.7)	—	—	43.8
Cash flows from financing activities:
Net transfers (to) from parent	6.3	(6.8)	0.5	—	—
Repayments on notes payable and long-term debt, net	(20.5)	—	—	—	(20.5)
Other financing activities	0.7	—	—	—	0.7

Net cash (used in) provided by financing activities	(13.5)	(6.8)	0.5	—	(19.8)

Net increase in cash and cash equivalents	18.4	3.3	—	—	21.7
Cash and cash equivalents at beginning of period	70.5	(9.8)	0.5	—	61.2

Cash and cash equivalents at end of period	$88.9	$(6.5)	$0.5	$—	$82.9

		Guarantor	Non-guarantor
Six Months Ended May 31, 2006 (in millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	$(30.6)	$(17.4)	$(1.3)	$—	$(49.3)
Cash flows from investing activities:
Capital expenditures	—	(5.5)	—	—	(5.5)

Net cash used in investing activities	—	(5.5)	—	—	(5.5)
Cash flows from financing activities:
Net transfers (to) from parent	(18.3)	18.7	(0.4)	—	—
Repayments on notes payable and long-term debt, net	(1.5)	—	—	—	(1.5)
Other financing activities	3.3	0.2	—	—	3.5

Net cash (used in) provided by financing activities	(16.5)	18.9	(0.4)	—	2.0

Net decrease in cash and cash equivalents	(47.1)	(4.0)	(1.7)	—	(52.8)
Cash and cash equivalents at beginning of period	97.3	(8.5)	2.9	—	91.7

Cash and cash equivalents at end of period	$50.2	$(12.5)	$1.2	$—	$38.9

17. Subsequent Events
     On June 21, 2007, the Company entered into an amended and restated $280.0 million credit facility (Amended Senior Credit Facility) with Wachovia Bank, National Association as Administrative Agent, JP Morgan Chase Bank, N.A. as Syndication Agent, and a syndicate of lenders. The Amended Senior Credit Facility provides for an $80.0 million revolving credit facility maturing on June 21, 2012, and a $200.0 million credit-linked facility maturing on April 15, 2013. The credit-linked facility consists of a $75.0 million term loan subfacility and a $125.0 million letter of credit subfacility. The interest rate on the revolving credit facility is LIBOR plus 225 basis points, subject to adjustment downwards if leverage is reduced, and the interest rate on the term loan is LIBOR plus 225 basis points. Letters of credit under the credit-linked facility will be charged a fee of 225 basis points per annum plus a fronting fee of 10 basis points per annum plus other customary charges applicable to facilities of this type. The revolver has an unused commitment fee of 50 basis points per annum, subject to adjustment downwards if leverage is reduced.
     The Amended Senior Credit Facility is secured by a substantial portion of the Company’s real property holdings and substantially all of the Company’s other assets, including the stock and assets of its material domestic subsidiaries that are guarantors of the facility. The Company is subject to certain limitations including the ability to: incur additional senior debt, release collateral, retain proceeds from asset sales and issuances of debt or equity, make certain investments and acquisitions, grant additional liens, and make restricted payments.
     The Company is also subject to maximum total leverage and minimum interest coverage covenants throughout the term of the facility commencing with the period ending August 31, 2007 and measured at each fiscal quarter end through the maturity of the facility. For fiscal 2007 through 2009 the financial covenants are: a maximum total leverage ratio of 5.75 to 1.0 and a minimum interest coverage ratio of 2.25 to 1.00. As of May 31, 2007, the Company met the financial covenants on a pro forma basis. The financial covenants in the Amended Senior Credit Facility have different definitions than those in the existing Senior Credit Facility and are not directly comparable.
     The Amended Senior Credit Facility replaced the existing Senior Credit Facility on June 21, 2007. The Company is currently evaluating the impact of the replacement of the existing Senior Credit Facility and expects to record a charge in the third quarter of fiscal 2007.

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
Overview
     We are a technology-based manufacturer of aerospace and defense products and systems with a real estate segment that includes activities related to the re-zoning, entitlement, sale, and leasing of our excess real estate assets. Our continuing operations are organized into two segments:
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
     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarified the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for us as of December 1, 2007. We have not determined the effect, if any, the adoption of FIN 48 will have on our results of operations or financial position.
     In September 2006, the FASB issued SFAS No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106, and 132(R), which requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on its balance sheet and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. SFAS 158 is effective as of November 30, 2007. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, with limited exceptions, which is effective as of November 30, 2009. Based on the current discount rate and expected rate of return assumptions, we estimate the adoption of SFAS 158 in the fourth quarter of fiscal 2007 will increase our shareholders’ deficit by approximately $8 million to $58 million. Due to the valuation allowance on our net deferred tax assets, no net tax benefit would result from this increase to the postretirement liability.

     In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments at fair value that are not currently required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We do not anticipate that the adoption of SFAS 159 will have a significant effect on our financial position or results of operations.
Business Outlook
     Aerospace and Defense — Overall, sales are anticipated to grow during the second half of fiscal 2007 compared to fiscal 2006, with awards in space exploration and solid booster motors for missile defense and tactical missiles driving the growth.
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
     Other — We believe it is reasonably possible there will be a favorable adjustment to the tax reserve of $8.0 to $10.0 million in the third quarter of fiscal 2007.
Results of Operations
Net Sales:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2007	2006	Change*	2007	2006	Change*
	(in millions)
Net Sales	$192.3	$167.2	$25.1	$343.1	$295.5	$47.6

*	Primary reason for change. The increase in sales during the second quarter and first half of fiscal 2007 is primarily the result of higher sales on numerous space and defense programs including Standard Missile, Orion, and Titan.
     Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended May 31,		Six months ended May 31,
	2007	2006	2007	2006
Lockheed Martin	35%	41%	36%	40%
Raytheon	30%	18%	26%	18%
Boeing	*	12%	*	11%

*	Less than 10% of net sales
     Sales during the three and six months ended May 31, 2007 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled 91% and 90% of net sales, respectively. Sales during the three and six months ended May 31, 2006, directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled 79% and 80% of net sales, respectively.
Cost of Products Sold:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2007	2006	Change*	2007	2006	Change*
	(in millions, except percentage amounts)
Cost of products sold	$163.3	$151.4	$11.9	$298.3	$272.7	$25.6
Percentage of net sales	85%	91%		87%	92%

*	Primary reason for change. The decrease in costs of products sold as a percentage of net sales was primarily due to the following: (i) high margin contribution on the Titan program as the result of favorable performance on close-out activities; and (ii) lower retirement benefit plan expenses as a result of an increase in the discount rate used to determine benefit obligations, due to higher market interest rates, and a reduction in the impact of amortizing prior year actuarial losses.
Selling, General and Administrative (SG&A):

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2007	2006	Change*	2007	2006	Change*
	(in millions, except percentage amounts)
Selling, General and Administrative	$3.7	$7.8	$(4.1)	$6.7	$15.8	$(9.1)
Percentage of net sales	2%	5%		2%	5%

*	Primary reason for change. The decrease in SG&A spending is primarily due to the following: (i) a decrease in retirement benefit plan expenses as a result of an increase in the discount rate used to determine benefit obligations, due to higher market interest rates, and a reduction in the impact of amortizing prior year actuarial losses; and (ii) higher expenses associated with the annual election of the Board of Directors in fiscal 2006.
Depreciation and Amortization:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2007	2006	Change*	2007	2006	Change*
	(in millions, except percentage amounts)
Depreciation and amortization	$6.9	$6.6	$0.3	$13.4	$13.1	$0.3
Percentage of net sales	4%	4%		4%	4%

*	Primary reason for change. Depreciation and amortization expense was essentially unchanged for all periods presented.
Interest Expense:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2007	2006	Change*	2007	2006	Change*
			(in millions)
Interest expense	$7.0	$6.4	$0.6	$14.2	$12.7	$1.5

*	Primary reason for change. The increase is primarily due to higher average debt and letters of credit levels during fiscal 2007 compared to fiscal 2006.
Interest Income:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2007	2006	Change*	2007	2006	Change*
			(in millions)
Interest income	$(1.3)	$(0.5)	$(0.8)	$(2.5)	$(1.0)	$(1.5)

*	Primary reason for change. The increase is primarily due to higher average cash levels and rates during fiscal 2007 compared to fiscal 2006.
Unusual items:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2007	2006	Change*	2007	2006	Change*
			(in millions)
Unusual items	$2.6	$8.5	$(5.9)	$2.6	$8.5	$(5.9)

*	Primary reason for change. In the first half of fiscal 2007, the Company recorded a charge of $2.6 million related estimated costs associated with legal matters. In the second quarter of fiscal 2006, we recorded a charge of $8.5 million related to an agreement to settle a group of environmental toxic tort cases that had been pending in Sacramento Superior Court since 1997.

Income Tax Benefit:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2007	2006	Change*	2007	2006	Change*
			(in millions)
Income tax benefit	$(3.6)	$(4.0)	$0.4	$(3.2)	$(3.4)	$0.2

*	Primary reason for change. The difference between book earnings at the statutory rate and the income tax benefit reflected is primarily due to an increase in fiscal 2007 and a decrease in fiscal 2006 in the valuation allowance on the deferred taxes. The income tax benefit in the first half of fiscal 2007 and fiscal 2006 is primarily related to the fiscal forecasted tax net operating loss eligible for carryback refunds for each respective fiscal year.
Discontinued Operations:
  Turbo Product Line
     During the third quarter of fiscal 2006, we classified our Turbo product line as a discontinued operation as a result of our plans to sell the product line. The product line was not core to the Aerospace and Defense segment and required increased management oversight and costs because of increased competition and investments for on-going maintenance of the product line. On November 17, 2006, we completed the sale of our Turbo product line to Aerosource Inc. for $1.1 million, subject to adjustment. The loss on the sale of the Turbo product line during fiscal 2006 was $0.4 million. An additional loss of $0.1 million was recorded in the first half of fiscal 2007 to reflect the net assets of the Turbo product line and management’s estimate of the net proceeds from the sale.
  Fine Chemicals business
     On November 30, 2005, we sold our Fine Chemicals business to American Pacific Corporation (AMPAC) for $88.5 million of cash paid at closing, an unsecured subordinated seller note of $25.5 million delivered at closing, an earn-out provision of up to $6.0 million contingent upon the business’ achieving certain earnings targets, and the assumption by the buyer of certain liabilities. We recorded a full allowance on both the $25.5 million unsecured subordinated seller note in fiscal 2005 and $6.0 million earnings targets receivable in fiscal 2006. During the first quarter of fiscal 2007, we entered into an earn-out and seller note repayment agreement (Repayment Agreement) with AMPAC under which AMPAC was required to pay $29.7 million in consideration for the early retirement of the seller note (including interest due thereunder), the full payment of the earn-out amount and the release of the Company from certain liabilities. During the first quarter of fiscal 2007, we recorded a gain from discontinued operations of $31.2 million as a result of receiving $29.7 million of cash from AMPAC and being released from certain liabilities in accordance with the Repayment Agreement.
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
     Summarized financial information for discontinued operations is set forth below:

	Three months ended May 31,		Six months ended May 31,
	2007	2006	2007	2006
	(in millions)
Net sales	$—	$0.2	$—	$0.6
Income (loss) before income taxes	(0.7)	0.2	30.2	(0.7)
Income tax provision (benefit)	—	(2.9)	0.3	(2.8)
Net income (loss) from discontinued operations	(0.7)	3.1	29.9	2.1

Cumulative Effect of a Change in Accounting Principle:
     As of December 1, 2005, we adopted SFAS 123(R), which requires companies to recognize in the statement of operations the grant-date fair value of stock awards issued to employees and directors. We adopted SFAS 123(R) using the modified prospective transition method. Accordingly, we recorded a charge of $0.7 million associated with the cumulative effect of adopting SFAS 123(R) in the first quarter of fiscal 2006 (see Note 3 of the Unaudited Condensed Consolidated Financial Statements).
Operating Segment Information:
     We evaluate our operating segments based on several factors, of which the primary financial measure is segment performance. Segment performance, which is a non-GAAP financial measure, represents net sales from continuing operations less applicable costs, expenses and provisions for unusual items relating to the segment. Excluded from segment performance are: corporate income and expenses, legacy income or expenses, provisions for unusual items not related to the segment, interest expense, interest income, and income taxes. We believe that segment performance provides information useful to investors in understanding our underlying operational performance. Specifically, we believe the exclusion of the items listed above permits an evaluation and a comparison of results for ongoing business operations, and it is on this basis that management internally assesses operational performance.
Aerospace and Defense Segment

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2007	2006	Change*	2007	2006	Change*
	(in millions)
Net Sales	$190.7	$165.5	$25.2	$339.8	$292.3	$47.5
Segment Performance — Income (loss)	19.3	(0.4)	19.7	26.5	(1.0)	27.5

*	Primary reason for change. Higher sales volume on a variety space and defense system programs generated the improvement during the current period. Individual programs with increases of greater than $15.0 million during the first half of fiscal 2007 compared to the first half of fiscal 2006 were Standard Missile, Orion, and Titan. The improved segment performance during fiscal 2007 is the result of the following: (i) higher sales volume; (ii) improved margin on the Titan program as the result of favorable performance on close-out activities; (iii) lower retirement benefit plan expenses (iv) higher expenses in fiscal 2006 related to legal matters.
     As of May 31, 2007, contract backlog was $973 million as compared to $718 million as of November 30, 2006. The increase in contract backlog reflects a $109 million award in a multiyear new liquid engine technology demonstration program for military launch systems and continued growth in solid booster motors for missile defense and tactical missiles. Funded backlog, which includes only those contracts for which money has been directly authorized by the U.S. Congress, or for which a firm purchase order has been received by a commercial customer, was $713 million at May 31, 2007 compared to $565 million as of November 30, 2006.
  Real Estate Segment
     Our actions continued to move us forward on the entitlement process for Rio Del Oro, Glenborough and Easton Place, Westborough, and Hillsborough, formerly referred to as the Folsom Sphere of Influence. The actions covered such items as environmental remediation, land planning, traffic, wetlands, endangered species mitigation, and water supplies.

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2007	2006	Change*	2007	2006	Change*
	(in millions)
Net Sales	$1.6	$1.7	$(0.1)	$3.3	$3.2	$0.1
Segment Performance	0.6	0.8	(0.2)	1.4	1.6	(0.2)

*	Primary reason for change. There were no real asset sales during the first half of fiscal 2007 or fiscal 2006. Net sales for the first half of fiscal 2007 and fiscal 2006 consist of rental property operations.

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
  Arrangements with Off-Balance Sheet Risk
     As of May 31, 2007, obligations required to be disclosed in accordance with FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, consisted of:
     — $72.4 million in outstanding commercial letters of credit expiring in 2007 and 2008, the majority of which may be renewed, and securing obligations for environmental remediation closure and insurance coverage.
     — Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to U.S. government agencies for environmental remediation activities.
     — Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of its obligations under the Senior Credit Facility and the 9 1/2% Notes.
     In addition to the items discussed above, we will from time to time enter into certain types of contracts that require us to indemnify parties against potential third-party and other claims. These contracts primarily relate to: (i) divestiture agreements, under which we may provide customary indemnification to purchasers of our businesses or assets including, for example, claims arising from the operation of the businesses prior to disposition, liability to investigate and remediate environmental contamination existing prior to disposition; (ii) certain real estate leases, under which we may be required to indemnify property owners for claims arising from the use of the applicable premises; and (iii) certain agreements with officers and directors, under which we may be required to indemnify such persons for liabilities arising out of their relationship with the Company. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated.
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
Liquidity and Capital Resources
  Liquidity Requirements
     Short-term liquidity requirements consist primarily of recurring operating expenses; costs associated with legacy business matters, including costs related to our retirement benefit plans; capital expenditures; and debt service requirements. We expect to meet these requirements through available cash, generation of cash from our Aerospace and Defense segment, and our New Senior Credit Facility.
     As of May 31, 2007, long-term liquidity requirements consist primarily of our long-term debt obligations. We expect to meet long-term liquidity requirements through cash provided from operations and, if necessary, with long-term borrowings and other financing alternatives. The availability and terms of any such financing will depend upon market and other conditions at the time.
Net Cash Provided by (Used in) Operating, Investing, and Financing Activities
     Cash and cash equivalents increased by $21.7 million during the first half of fiscal 2007. The change in cash and cash equivalents is as follows:

	Six Months Ended
	May 31,	May 31,
	2007	2006
	(in millions)
Net Cash Used in Operating Activities
Continuing operations	$(1.3)	$(38.6)
Discontinued operations	(1.0)	(10.7)

Total	(2.3)	(49.3)
Net Cash Provided by (Used in) Investing Activities	43.8	(5.5)
Net Cash (Used in) Provided by Financing Activities	(19.8)	2.0

Net Increase (Decrease) in Cash and Cash Equivalents	$21.7	$(52.8)

Net Cash Used In Operating Activities
Continuing Operations
     Continuing operations used cash of $1.3 million in the first half of fiscal 2007 compared to cash usage of $38.6 million in the first half of fiscal 2006. The improvement is primarily due to (i) improved operating performance and net working capital from the Aerospace and Defense segment; and (ii) lower costs associated with legacy business matters.
Discontinued Operations
     Discontinued operations used $10.7 million of cash in the first half of fiscal 2006 primarily for the payment of liabilities accrued as of November 30, 2005 related to the sale of the Fine Chemicals business.
Net Cash Provided by (Used In) Investing Activities
     During the first quarter of fiscal 2007, we received $29.7 million from AMPAC in consideration for the cancellation and termination of an unsecured subordinated note receivable from AMPAC, including any interest due thereunder, and AMPAC’s obligation to make an earnings target payment associated with the sale of the Fine Chemicals business. Restricted cash decreased by $19.8 million as a result of our repayment of our 5 3/4% Convertible Subordinated Notes (5 3/4% Notes) in April 2007. During the first half of fiscal 2007 and fiscal 2006, we invested $5.7 million and $5.5 million, respectively, in capital expenditures. The capital expenditures for the first half of fiscal 2007 include the purchase of 180 acres of land which had been previously leased. The majority of our capital expenditures directly support our contract and customer requirements and are primarily made for asset replacement, capacity expansion, development of new projects, and safety and productivity improvements.

Net Cash (Used In) Provided by Financing Activities
     First Half of Fiscal 2007 — Cash of $19.8 million was used primarily for the retirement of our 5 3/4% Notes with restricted cash in April 2007. The outstanding principal on the 5 3/4% Notes had been cash collateralized during fiscal 2006 in order to prevent the early maturity of the Senior Credit Facility.
     First Half of Fiscal 2006 — Cash of $2.0 million was generated primarily from employee stock options, partially offset by activities related to our borrowings including debt repayments.
Borrowing Activity and Senior Credit Facility:
     Our borrowing activity during the first half of fiscal 2007 was as follows:

	November 30,			May 31,
	2006	Additions	(Payments)	2007
		(In millions)
5 3/4% Convertible Subordinated Notes	$19.8	$—	$(19.8)	$—
4% Contingent Convertible Subordinated Notes	125.0	—	—	125.0
2 1/4% Convertible Subordinated Debentures	146.4	—	—	146.4
9 1/2% Senior Subordinated Notes	97.5	—	—	97.5
Term loan	73.7	—	(0.7)	73.0
Promissory note	—	2.8	—	2.8

Total Debt and Borrowing Activity	$462.4	$2.8	$(20.5)	$444.7

     Our credit facility (Senior Credit Facility) provides for an $80.0 million revolving credit facility (Revolver) and a $154.5 million credit-linked facility, consisting of an $80.0 million letter of credit subfacility and a $74.5 million term loan subfacility. As of May 31, 2007, the borrowing limit under the Revolver was $80.0 million with all of it available. We had $73.0 million outstanding under the term loan subfacility and $72.4 million outstanding letters of credit issued under the letter of credit subfacility at May 31, 2007.
     In January 2007, we purchased, for $4.3 million, approximately 180 acres of land which had been previously leased. The purchase was financed with $1.5 million of cash and a $2.8 million promissory note. The promissory note is payable in four annual installments, matures in January 2011, and bears interest at a per annum rate of five percent.
     The Senior Credit Facility is secured by a substantial portion of our assets, including the stock and assets of our material domestic subsidiaries that are guarantors of this facility. We are subject to certain limitations including the ability to: incur additional debt or sell assets, with restrictions on the use of proceeds; make certain investments and acquisitions; grant liens; and make restricted payments. We are also subject to financial covenants, as amended, which are as follows:

	Actual Ratios As of	Required Ratios March 1, 2007	Required Ratios December 1,
Financial Covenant	May 31, 2007	Through November 30, 2007	2007 and thereafter
Interest coverage ratio	3.96 to 1.00	Not less than: 2.25 to 1.00	Not less than: 2.25 to 1.00
Fixed charge coverage ratio	10.00 to 1.00	Not less than: 1.20 to 1.00	Not less than: 1.20 to 1.00
Senior leverage ratio	0.70 to 1.00	Not greater than: 2.50 to 1.00	Not greater than: 2.50 to 1.00
Leverage ratio	4.63 to 1.00	Not greater than 8.0 to 1.00 March 1, 2007 — May 31, 2007;	Not greater than: 5.50 to 1.00
Not greater than 7.50 to 1.00 June 1, 2007 — August 31, 2007;
Not greater than 7.00 to 1.00 September 1, 2007 — November 30, 2007
     We were in compliance with our financial covenants as of May 31, 2007.
     On June 21, 2007, we entered into an amended and restated $280.0 million credit facility (Amended Senior Credit Facility) with Wachovia Bank, National Association as Administrative Agent, JP Morgan Chase Bank, N.A. as Syndication Agent, and a syndicate of lenders. The Amended Senior Credit Facility provides for an $80.0 million revolving credit facility maturing on June 21, 2012, and a $200.0 million credit-linked facility maturing on April 15, 2013. The credit-linked facility consists of a $75.0 million term loan subfacility and a $125.0 million letter of credit subfacility. The interest rate on the revolving credit facility is LIBOR plus 225 basis points, subject to adjustment downwards if leverage is reduced, and the interest rate on the term loan is LIBOR plus 225 basis points. Letters of credit under the credit-linked facility will be charged a fee of 225 basis points per annum plus a fronting fee of 10 basis points per annum plus other customary charges applicable to facilities of this type. The revolver has an unused commitment fee of 50 basis points per annum, subject to adjustment downwards if leverage is reduced.
     The Amended Senior Credit Facility is secured by a substantial portion our real property holdings and substantially all of our other assets, including the stock and assets of our material domestic subsidiaries that are guarantors of the facility. We are subject to certain limitations including the ability to: incur additional senior debt, release collateral, retain proceeds from asset sales and issuances of debt or equity, make certain investments and acquisitions, grant additional liens, and make restricted payments.
     We are also subject to maximum total leverage and minimum interest coverage covenants throughout the term of the facility commencing with the period ending August 31, 2007 and measured at each fiscal quarter end through the maturity of the facility. For fiscal 2007 through fiscal 2009 the financial covenants are: a maximum total leverage ratio of 5.75 to 1.0 and a minimum interest coverage ratio of 2.25 to 1.00. As of May 31, 2007, we met the financial covenants on a pro forma basis. The financial covenants in the Amended Senior Credit Facility have different definitions than those in the existing Senior Credit Facility and are not directly comparable.
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
     We believe that our existing cash and cash equivalents and credit facilities will provide sufficient funds to meet our operating plan for the next twelve months. The operating plan for this period provides for full operation of our businesses, and interest and projected principal payments on our debt.
     We may also access capital markets to raise debt or equity financing for various business reasons, including required debt payments and acquisitions or partnerships that make both strategic and economic sense. The timing, terms, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing.
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
     As of May 31, 2007, our debt totaled $444.7 million: $371.7 million, or 84% was at an average fixed rate of 4.76%; and $73.0 million or 16% was at a variable rate of 8.36%.
     The estimated fair value of our total debt was $446.9 million as of May 31, 2007 compared to a carrying value of $444.7 million. The fair value of the convertible subordinated notes and the senior subordinated notes was determined based on quoted market prices as of May 31, 2007. The fair value of the remaining debt was determined to approximate carrying value as the interest rates are generally variable, based on market interest rates, and reflect current market rates available to us.
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
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first half of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

	Six Months	Year	Year
	Ended	Ended,	Ended
	May 31,	Nov. 30,	Nov. 30,
	2007	2006	2005
	(dollars in thousands)
Claims filed	2	1	4
Claims dismissed	—	1	9
Claims settled	4	2	9
Claims pending	6	8	10
Aggregate settlement costs	$74	$76	$18
Average settlement costs	$19	$38	$2
     Legal and administrative fees for the vinyl chloride cases for the first half of fiscal 2007 were $0.2 million. Legal and administrative fees for the vinyl chloride cases for fiscal 2006 and fiscal 2005 were $0.4 million for each period.
     Asbestos Cases. The following table sets forth information related to our historical product liability costs associated with our asbestos litigation cases.

	Six Months	Year	Year
	Ended	Ended,	Ended
	May 31,	Nov. 30,	Nov. 30,
	2007	2006	2005
	(dollars in thousands)
Claims filed	32	62	149 *
Claims dismissed	27 **	55	65
Claims settled	7	5	2
Claims pending	152	154	152
Aggregate settlement costs	$26	$67	$50
Average settlement costs	$4	$14	$25

*	Includes 30 cases tendered to the Company by PCC Flow Technologies, Inc. and its affiliates (PCC). PCC had originally tendered 57 cases, but 27 of these cases were dismissed prior to the Company’s and PCC’s August 31, 2005 settlement agreement.

**	Includes one case originally tendered to the Company by PCC that was tendered back to PCC.
     Legal and administrative fees for the asbestos cases for the first half of fiscal 2007 were $0.3 million. Legal and administrative fees for the asbestos cases for fiscal 2006 and fiscal 2005 were $0.5 million for each period.
Item 1A. Risk Factors.
     There have been no material changes from our risk factors as previously reported in our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
          The Company held its Annual Meeting of Shareholders on March 28, 2007. The shareholders voted on the following:
1.	To consider amending the Company’s Amended Articles of Incorporation and the Company’s Amended Code of Regulations to declassify the Board of Directors to provide that the Company’s Directors are each elected on an annual basis for a term of one year;

2.	To consider amending the Company’s Amended Articles of Incorporation to provide that Ohio’s Control Share Acquisitions Act (O.R.C. Section 1701.831) does not apply to the Company;

3.	To consider amending the Company’s Amended Articles of Incorporation to provide that Ohio’s Interested Shareholders Transactions Law (O.R.C. Section 1704) does not apply to the Company;

4.	To consider amending the Company’s Amended Code of Regulations to formally provide for the appointment of a non-executive Chairman;

5.	To elect three Directors to serve until (i) the 2010 annual meeting of shareholders if shareholders do not approve Proposal 1 amending the Company’s Amended Articles of Incorporation to provide that the Company’s Directors are each elected on an annual basis for a term of one year or (ii) the 2008 annual meeting of shareholders if shareholders approve amending the Company’s Amended Articles of Incorporation to provide that the Company’s Directors are each elected on an annual basis for a term of one;

6.	To elect six additional Directors to serve until the 2008 annual meeting of shareholders if shareholders approve amending the Company’s Amended Articles of Incorporation to provide that the Company’s Directors are each elected on an annual basis for a term of one year; and

7.	To ratify the Audit Committee’s appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for fiscal year 2007.
Voting Results
1. The vote on the proposal to amend the Company’s Amended Articles of Incorporation and the Company’s Amended Code of Regulations to declassify the Board of Directors to provide that the Company’s Directors are each elected on an annual basis for a term of one year was as follows:

For	Against	Abstain
50,372,207	792,824	313,206
2. The vote on the proposal to amend the Company’s Amended Articles of Incorporation to provide that Ohio’s Control Share Acquisitions Act (O.R.C. Section 1701.831) does not apply to the Company was as follows:

For	Against	Abstain
48,367,107	2,923,647	187,483
3. The vote on the proposal to amend the Company’s Amended Articles of Incorporation to provide that Ohio’s Interested Shareholders Transactions Law (O.RC. Section 1704) does not apply to the Company was as follows:

For	Against	Abstain
48,341,187	2,943,026	194,024
4. The vote on the proposal to amend the Company’s Amended Code of Regulations to formally provide for the appointment of a non-executive Chairman was as follows:

For	Against	Abstain
50,752,087	585,373	140,777
5. The vote to elect three Directors to serve until (i) the 2010 annual meeting of shareholders if shareholders do not approve Proposal 1 amending the Company’s Amended Articles of Incorporation to provide that the Company’s Directors are each elected on an annual basis for a term of one year or (ii) the 2008 annual meeting of shareholders if shareholders approve amending the Company’s Amended Articles of Incorporation to provide that the Company’s Directors are each elected on an annual basis for a term of one year was as follows:

Nominee	For	Withhold
Charles F. Bolden Jr.	45,230,607	6,247,630
Terry L. Hall	45,196,786	6,281,451
Timothy A. Wicks	44,979,211	6,499,026
6. The vote to elect six additional Directors to serve until the 2008 annual meeting of shareholders if shareholders approve amending the Company’s Amended Articles of Incorporation to provide that the Company’s Directors are each elected on an annual basis for a term of one year was as follows:

Nominee	For	Withhold
James J. Didion	50,745,140	733,097
David A. Lorber	48,376,111	3,102,126
James M. Osterhoff	50,408,938	1,069,299
Todd R. Snyder	50,696,359	781,878
Sheila E. Widnall	50,218,706	1,259,531
Robert C. Woods	50,376,006	1,102,231
     7. The vote on a proposal to ratify the Audit Committee’s appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for fiscal year 2007 was as follows:

For	Against	Abstain
50,807,245	268,268	402,724
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
10.1*	Credit Agreement, dated as of June 21, 2007, among GenCorp, as the Borrower, each of those Material Domestic Subsidiaries of the Borrower identified as a “Guarantor” on the signature pages thereto and such other Material Domestic Subsidiaries of the Borrower as may from time to time become a party thereto, the several banks and other financial institutions from time to time parties to such Credit Agreement, and Wachovia Bank, National Association, a national banking association, as Administrative Agent.**

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a – 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a – 14 (a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a – 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith. All other exhibits have been previously filed.

**	Schedules and Exhibits have been omitted, but will be furnished to the SEC upon request.
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GenCorp Inc.
Date: June 27, 2007	By:	/s/ Yasmin R. Seyal
Yasmin R. Seyal
Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: June 27, 2007	By:	/s/ Terry L. Hall
Terry L. Hall
President and Chief Executive Officer (Principal Executive Officer)

Date: June 27, 2007	By:	/s/ R. Leon Blackburn
R. Leon Blackburn
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1	Credit Agreement, dated as of June 21, 2007, among GenCorp, as the Borrower, each of those Material Domestic Subsidiaries of the Borrower identified as a “Guarantor” on the signature pages thereto and such other Material Domestic Subsidiaries of the Borrower as may from time to time become a party thereto, the several banks and other financial institutions from time to time parties to such Credit Agreement, and Wachovia Bank, National Association, a national banking association, as Administrative Agent.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a – 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a – 14 (a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a – 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.