Form 10-Q
period 2007-08-31
GENCORP INC
filed 2007-09-27
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: August 31, 2007
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
  Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of September 24, 2007, there were 56.5 million outstanding shares of our Common Stock, $0.10 par value.

GenCorp Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended August 31, 2007

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
GenCorp Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended August 31,		Nine months ended August 31,
	2007	2006	2007	2006
		(in millions, except per share amounts)
Net Sales	$198.5	$158.3	$541.6	$453.9
Costs and Expenses
Cost of products sold	175.4	145.4	473.7	418.3
Selling, general and administrative	4.7	6.1	11.4	21.8
Depreciation and amortization	7.2	6.9	20.6	20.0
Interest expense	7.4	7.2	21.6	19.9
Interest income	(1.1)	(1.3)	(3.6)	(2.3)
Other (income) expense, net	(3.4)	9.6	(0.9)	11.5
Unusual items:
Unrecoverable portion of settlements and reserves for legal matters	1.8	—	4.4	8.5
Customer reimbursements of tax recoveries	2.3	—	2.3	—
Replacement of senior credit facility	0.6	—	0.6	—

Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	3.6	(15.6)	11.5	(43.8)
Income tax benefit	(12.4)	(1.0)	(15.6)	(4.5)

Income (loss) from continuing operations before cumulative effect of a change in accounting principle	16.0	(14.6)	27.1	(39.3)
Income (loss) from discontinued operations, net of income taxes	(0.4)	1.5	29.5	3.7

Income (loss) before cumulative effect of a change in accounting principle	15.6	(13.1)	56.6	(35.6)
Cumulative effect of a change in accounting principle, net of income taxes	—	—	—	(0.7)

Net income (loss)	$15.6	$(13.1)	$56.6	$(36.3)

Income (Loss) Per Share of Common Stock
Basic
Income (loss) per share from continuing operations before cumulative effect of a change in accounting principle	$0.29	$(0.26)	$0.48	$(0.71)
Income (loss) per share from discontinued operations, net of income taxes	(0.01)	0.02	0.53	0.06
Loss per share from cumulative effect of a change in accounting principle, net of income taxes	—	—	—	(0.01)

Net income (loss) per share	$0.28	$(0.24)	$1.01	$(0.66)

Diluted
Income (loss) per share from continuing operations before cumulative effect of a change in accounting principle	$0.25	$(0.26)	$0.46	$(0.71)
Income (loss) per share from discontinued operations, net of income taxes	(0.01)	0.02	0.41	0.06
Loss per share from cumulative effect of a change in accounting principle, net of income taxes	—	—	—	(0.01)

Net income (loss) per share	$0.24	$(0.24)	$0.87	$(0.66)

Weighted average shares of common stock outstanding	56.3	55.6	56.1	55.3

Weighted average shares of common stock outstanding, assuming dilution	72.0	55.6	71.8	55.3

See Notes to Unaudited Condensed Consolidated Financial Statements

GenCorp Inc.
Condensed Consolidated Balance Sheets

	(Unaudited)
	August 31,	November 30,
	2007	2006
	(In millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$82.2	$61.2
Restricted cash	—	19.8
Accounts receivable	110.9	71.1
Inventories	62.9	69.5
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	49.6	37.6
Prepaid expenses and other	14.2	23.5
Assets of discontinued operations	0.1	0.5

Total Current Assets	319.9	283.2
Noncurrent Assets
Property, plant and equipment, net	134.4	136.8
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	193.9	177.0
Prepaid pension asset	171.4	187.3
Goodwill	101.3	101.3
Intangible assets	23.4	24.6
Other noncurrent assets, net	137.7	111.2

Total Noncurrent Assets	762.1	738.2

Total Assets	$1,082.0	$1,021.4

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Short-term borrowings and current portion of long-term debt	$1.5	$21.3
Accounts payable	20.2	32.6
Reserves for environmental remediation costs	71.0	55.6
Income taxes payable	4.7	12.2
Postretirement medical and life benefits	9.7	9.7
Advanced payments on contracts	61.5	57.1
Other current liabilities	75.7	88.9
Liabilities of discontinued operations	1.2	1.8

Total Current Liabilities	245.5	279.2
Noncurrent Liabilities
Convertible subordinated notes	271.4	271.4
Senior subordinated notes	97.5	97.5
Other long-term debt	76.1	72.2
Reserves for environmental remediation costs	220.6	210.4
Postretirement medical and life benefits	120.1	127.1
Other noncurrent liabilities	82.2	59.6

Total Noncurrent Liabilities	867.9	838.2

Total Liabilities	1,113.4	1,117.4
Commitments and Contingencies (Note 11)
Shareholders’ Deficit
Preference stock, par value of $1.00; 15 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150 million shares authorized; 56.6 million shares issued, 56.4 million shares outstanding as of August 31, 2007; 56.1 million shares issued, 55.8 million outstanding as of November 30, 2006	5.7	5.6
Other capital	202.7	194.8
Accumulated deficit	(239.8)	(296.4)

Total Shareholders’ Deficit	(31.4)	(96.0)

Total Liabilities and Shareholders’ Deficit	$1,082.0	$1,021.4

See Notes to Unaudited Condensed Consolidated Financial Statements

GenCorp Inc.
Condensed Consolidated Statement of Shareholders’ Deficit
(Unaudited)

					Total
	Common Stock		Other	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
	(In millions, except share and per share amounts)
November 30, 2006	55,815,828	$5.6	$194.8	$(296.4)	$(96.0)
Net income	—	—	—	56.6	56.6
Shares issued under stock option and stock incentive plans, net of income taxes	577,108	0.1	7.9	—	8.0

August 31, 2007	56,392,936	$5.7	$202.7	$(239.8)	$(31.4)

See Notes to Unaudited Condensed Consolidated Financial Statements

GenCorp Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	August 31,	August 31,
	2007	2006
	(in millions)
Operating Activities
Net income (loss)	$56.6	$(36.3)
Income from discontinued operations, net of income taxes	(29.5)	(3.7)
Cumulative effect of a change in accounting principle, net of income taxes	—	0.7
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20.6	20.0
Stock compensation and savings plan expense	7.4	7.7
Loss on repayment of debt	0.6	—
Changes in assets and liabilities:
Accounts receivable	(39.8)	24.5
Inventories	6.6	(6.2)
Prepaid expenses and other	(2.8)	(11.7)
Other noncurrent assets	(30.0)	16.5
Accounts payable	(12.3)	(32.7)
Income taxes payable	(7.2)	19.1
Postretirement medical and life benefits	(7.0)	(10.1)
Advanced payments on contracts	4.4	10.7
Other current liabilities	3.5	(3.8)
Other noncurrent liabilities	32.9	(1.1)

Net cash provided by (used in) continuing operations	4.0	(6.4)
Net cash used in discontinued operations	(1.8)	(11.6)

Net Cash Provided by (Used In) Operating Activities	2.2	(18.0)
Investing Activities
Capital expenditures	(10.8)	(9.0)
Decrease (increase) in restricted cash	19.8	(19.8)
Proceeds from discontinued operation	29.7	—

Net Cash Provided by (Used In) Investing Activities	38.7	(28.8)
Financing Activities
Proceeds from the issuance of debt	75.0	73.1
Debt repayments	(93.7)	(54.1)
Debt issuance costs	(1.9)	(2.1)
Tax benefit on equity based compensation	0.3	0.6
Proceeds from shares issued under stock option and equity incentive plans	0.4	3.0

Net Cash (Used In) Provided by Financing Activities	(19.9)	20.5

Net Increase (Decrease) in Cash and Cash Equivalents	21.0	(26.3)
Cash and Cash Equivalents at Beginning of Period	61.2	91.7

Cash and Cash Equivalents at End of Period	$82.2	$65.4

Supplemental Disclosures of Cash Flow Information
Capital expenditure purchased with a promissory note	$2.8	$—
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
     Real Estate — includes activities related to the re-zoning, entitlement, sale, and leasing of our excess real estate assets. The Company owns approximately 12,600 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California east of Sacramento (Sacramento Land). The Company is currently in the process of seeking zoning changes and other governmental approvals on a portion of the Sacramento Land to optimize its value. The Company has filed applications with and submitted information to governmental and regulatory authorities for approvals necessary to re-zone approximately 6,400 acres of the Sacramento Land.
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

     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarified the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for the Company as of December 1, 2007. The Company expects to record a benefit of approximately $8.0 million to $10.0 million which would reduce the shareholders’ deficit upon the adoption of FIN 48.
     In September 2006, the FASB issued SFAS No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106, and 132(R), which requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on its balance sheet and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. SFAS 158 is effective for the Company as of November 30, 2007. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, with limited exceptions, which is effective for the Company as of November 30, 2009. Based on the current discount rate and expected rate of return assumptions, the Company estimates the adoption of SFAS 158 in the fourth quarter of fiscal 2007 will increase the shareholders’ deficit by approximately $10 million to $40 million. Due to the valuation allowance on the Company’s net deferred tax assets, no net tax benefit would result from this increase to the postretirement liability.
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

2. Income (Loss) Per Share of Common Stock
     A reconciliation of the numerator and denominator used to calculate basic and diluted income (loss) per share (EPS) of common stock is presented in the following table:

	Three months ended August 31,		Nine months ended August 31,
	2007	2006	2007	2006
	(in millions, except per share amounts; shares in thousands)
Numerator:
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$16.0	$(14.6)	$27.1	$(39.3)
Income (loss) from discontinued operations, net of income taxes	(0.4)	1.5	29.5	3.7
Cumulative effect of a change in accounting principle, net of income taxes	—	—	—	(0.7)

Net income (loss) for basic earnings per share	15.6	(13.1)	56.6	(36.3)
Interest on contingent convertible subordinated notes	1.3	—	3.8	—
Interest on convertible subordinated debentures	0.8	—	2.5	—

Net income (loss) available to common shareholders, as adjusted for diluted earnings per share	$17.7	$(13.1)	$62.9	$(36.3)

Denominator:
Basic weighted average shares	56,304	55,552	56,120	55,333
Effect of:
Contingent convertible subordinated notes	8,101	—	8,101	—
Convertible subordinated debentures	7,320	—	7,320	—
Employee stock options	166	—	207	—
Restricted stock awards	85	—	93	—

Diluted weighted average shares	71,976	55,552	71,841	55,333

Basic EPS:
Income (loss) per share from continuing operations before cumulative effect of a change in accounting principle	$0.29	$(0.26)	$0.48	$(0.71)
Income (loss) per share from discontinued operations, net of income taxes	(0.01)	0.02	0.53	0.06
Loss per share from cumulative effect of a change in accounting principle, net of income taxes	—	—	—	(0.01)

Net income (loss) per share	$0.28	$(0.24)	$1.01	$(0.66)

Diluted EPS:
Income (loss) per share from continuing operations before cumulative effect of a change in accounting principle	$0.25	$(0.26)	$0.46	$(0.71)
Income (loss) per share from discontinued operations, net of income taxes	(0.01)	0.02	0.41	0.06
Loss per share from cumulative effect of a change in accounting principle, net of income taxes	—	—	—	(0.01)

Net income (loss) per share	$0.24	$(0.24)	$0.87	$(0.66)

     The following were not included in the computation of diluted loss per share for the third quarter of fiscal 2006 and first nine months of 2006 because the effect would be antidilutive for the periods:

Description	Conversion Rate
5 3/4% Convertible Subordinated Notes	54.29 Shares per $1,000 outstanding
4% Contingent Convertible Subordinated Notes	64.81 Shares per $1,000 outstanding
2 1/4% Convertible Subordinated Debentures	50.00 Shares per $1,000 outstanding
     Additionally, the 5 3/4% Convertible Subordinated Notes were not included in the computation of diluted income per share for the first nine months of fiscal 2007 because the effect would be antidilutive. In addition, 1.7 million employee stock options as of August 31, 2006 were not included in the diluted EPS calculation for the third quarter and first nine months of fiscal 2006 because they would be antidilutive.

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
     The following table details the impact of adopting SFAS 123(R) during the first nine months of fiscal 2006:

Nine months
ended
August 31,
2006
(in millions, except
per share amounts)
Effect on loss from continuing operations	$(0.4)
Cumulative effect of a change in accounting principle, net of income taxes	(0.7)

Net loss	$(1.1)

Effect on basic and diluted net loss per share	$(0.02)

     Total stock based compensation expense by type of award for the third quarter and first nine months of fiscal 2007 and 2006 was as follows:

	Three months ended August 31,		Nine months ended August 31,
	2007	2006	2007	2006
	(in millions, except per share amounts; shares in thousands)

Stock appreciation rights	$(0.2)	$(0.4)	$0.2	$1.0
Restricted stock, service based	0.1	0.1	0.2	0.3
Restricted stock, performance based	0.2	0.5	0.4	0.7
Stock options	—	—	—	0.1

Total stock based compensation expense	0.1	0.2	0.8	2.1
Tax effect on stock based compensation expense	—	—	—	—

Net effect on stock based compensation expense	$0.1	$0.2	$0.8	$2.1

Effect on basic and diluted per share amounts	$—	$—	$(0.01)	$(0.04)

4. Accounts Receivable

	August 31,	November 30,
	2007	2006
	(in millions)
Billed	$53.1	$43.7
Unbilled costs and estimated earnings	55.3	22.1

Total receivables under long-term contracts	108.4	65.8

Other receivables, net of $0.3 million and $0.1 million of allowance for doubtful accounts as of August 31, 2007 and November 30, 2006	2.5	5.3

Accounts receivable	$110.9	$71.1

5. Inventories

	August 31,	November 30,
	2007	2006
	(in millions)
Long-term contracts at average cost	$172.7	$155.8
Progress payments	(113.6)	(90.5)

Total long-term contract inventories	59.1	65.3

Raw materials	0.1	0.1
Work in progress	3.5	4.0
Finished goods	0.2	0.1

Total commercial product inventories	3.8	4.2

Inventories	$62.9	$69.5

6. Property, Plant and Equipment, Net

	August 31,	November 30,
	2007	2006
	(in millions)
Land	$33.4	$29.3
Buildings and improvements	141.3	140.3
Machinery and equipment	351.6	352.6
Construction-in-progress	8.5	9.1

	534.8	531.3
Less: accumulated depreciation	(400.4)	(394.5)

Property, plant and equipment, net	$134.4	$136.8

7. Other Noncurrent Assets, Net

	August 31,	November 30,
	2007	2006
	(in millions)
Real estate held for entitlement and leasing	$43.1	$38.2
Receivable from Northrop Grumman Corporation (see Note 11(c))	38.6	33.0
Note receivable (see Note 14)	—	25.5
Deferred financing costs (See Note 16)	16.0	16.2
Other	40.0	23.8

	137.7	136.7
Less: allowance on note receivable (see Note 14)	—	(25.5)

Other noncurrent assets, net	$137.7	$111.2

8. Other Current Liabilities

	August 31,	November 30,
	2007	2006
	(in millions)
Accrued compensation and employee benefits	$36.4	$35.4
Legal settlements	10.0	15.2
Interest payable	2.2	5.0
Contract loss provisions	3.5	4.9
Other	23.6	28.4

Other current liabilities	$75.7	$88.9

9. Other Noncurrent Liabilities

	August 31,	November 30,
	2007	2006
	(in millions)
Legal settlements	$30.9	$13.6
Deferred compensation and employee related	16.7	18.5
Deferred revenue	13.1	8.1
Conditional asset retirement obligations	11.9	10.2
Other	9.6	9.2

Other noncurrent liabilities	$82.2	$59.6

10. Long-term Debt

	August 31,	November 30,
	2007	2006
	(in millions)
Convertible subordinated notes, interest at 5.75% per annum, matured April 2007 (5 3/4% Notes)	$—	$19.8
Contingent convertible subordinated notes, bearing interest at 4.00% per annum, interest payments due in January and July, maturing in 2024 (4% Notes)	125.0	125.0
Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in 2024 (2 1/4% Debentures)	146.4	146.4

Total convertible subordinated notes and debentures	271.4	291.2

Senior subordinated notes, bearing interest at 9.50% per annum, interest payments due in February and August, maturing in 2013 (9 1/2% Notes)	97.5	97.5

Total senior subordinated notes	97.5	97.5

Promissory note, bearing interest at 5% per annum, payable in annual installments of $700,000 plus interest, maturing in 2011	2.8	—
Term loan, bearing interest at various rates (rate of 7.80% as of August 31, 2007), payable in quarterly installments of $187,500 plus interest, maturing in 2013	74.8	73.7

Total other debt	77.6	73.7

Total debt	446.5	462.4
Less: Amounts due within one year	(1.5)	(21.3)

Total long-term debt	$445.0	$441.1

     The estimated fair value of the Company’s total debt was $427.6 million as of August 31, 2007 compared to a carrying value of $446.5 million. The fair value of the term loan, convertible subordinated notes, and convertible subordinated debentures was determined based on quoted market prices as of August 31, 2007. The fair value of the remaining debt approximates the carrying value.
     On June 21, 2007, the Company entered into an amended and restated $280.0 million credit facility (Senior Credit Facility) with Wachovia Bank, National Association as Administrative Agent, JP Morgan Chase Bank, N.A. as Syndication Agent, and a syndicate of lenders. The Senior Credit Facility provides for an $80.0 million revolving credit facility (Revolver) maturing in June 2012, and a $200.0 million credit-linked facility maturing in April 2013. The credit-linked facility consists of a $75.0 million term loan subfacility and a $125.0 million letter of credit subfacility. The interest rate on the revolving credit facility is LIBOR plus 225 basis points, subject to downward adjustment after fiscal 2007 if the leverage ratio is reduced, and the interest rate on the term loan is LIBOR plus 225 basis points. The Company is charged a fee on the total letter of credit subfacility in the amount of 225 basis points per annum, subject to adjustment after fiscal 2007 if the leverage ratio is reduced, plus a fronting fee of 10 basis points per annum on outstanding letters of credit and other customary charges applicable to facilities of this type. The Company is also charged a commitment fee on the unused portion of the Revolver in the amount of 50 basis points per annum, subject to downward adjustment after fiscal 2007 if the leverage ratio is reduced.
     The Senior Credit Facility replaced the Company’s previous credit facility on June 21, 2007. The Company incurred a charge of $0.6 million associated with the replacement of the previous credit facility in the third quarter of fiscal 2007 (see Note 16).
     In April 2007, the Company retired the outstanding principal of its 5 3/4% Notes with restricted cash. The outstanding principal on the 5 3/4% Notes had been cash collateralized during fiscal 2006 in order to prevent the early maturity of the credit facility in place at that time.
     In January 2007, the Company purchased, for $4.3 million, approximately 180 acres of land which had been previously leased by the Company. The purchase was financed with $1.5 million of cash and a $2.8 million promissory note. The promissory note is payable in four annual installments, matures in January 2011, and bears interest at a per annum rate of five percent.

     The Senior Credit Facility is secured by a substantial portion of the Company’s real property holdings and substantially all of the Company’s other assets, including the stock and assets of its material domestic subsidiaries that are guarantors of the facility. The Company is subject to certain limitations including the ability to: incur additional senior debt, release collateral, retain proceeds from asset sales and issuances of debt or equity, make certain investments and acquisitions, grant additional liens, and make restricted payments. The Company is also subject to financial covenants, which are as follows:

	Actual Ratios As of	Required Ratios August 31, 2007	Required Ratios December 1,
Financial Covenant	August 31, 2007	Through November 30, 2009	2009 and thereafter
Interest coverage ratio	4.46 to 1.00	Not less than: 2.25 to 1.00	Not less than: 2.25 to 1.00
Leverage ratio	3.33 to 1.00	Not greater than: 5.75 to 1.00	Not greater than: 5.50 to 1.00
     The Company was in compliance with its financial and non-financial covenants as of August 31, 2007.
11. Commitments and Contingencies
a. Legal proceedings
     The Company and its subsidiaries are subject to legal proceedings, including litigation in federal and state courts, which arise out of, and are incidental to, the ordinary course of the Company’s on-going and historical businesses. The Company is also subject from time to time to governmental investigations by state and federal agencies. The Company cannot predict the outcome of such proceedings with any degree of certainty. The Company accounts for litigation losses in accordance with SFAS No. 5 (SFAS 5), Accounting for Contingencies. Under SFAS 5, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than when the ultimate loss is known, and are refined each quarterly reporting period, as additional information becomes known.
Groundwater Cases
     In December 2004, Aerojet and other defendants were sued by the Orange County Water District, a public entity with jurisdiction over groundwater resources and water supplies in Orange County, California: Orange County Water District v. Northrop Corporation, et al. Case No. O4CC00715, Orange County (CA) Superior Court. The plaintiff alleged that groundwater in Orange County, California is contaminated with chlorinated solvents that were allegedly released to the environment by Aerojet and other industrial defendants causing it to incur unspecified response costs and other damages. The plaintiff sought declaratory relief and recovery of past costs in connection with the investigation and remediation of groundwater resources. Aerojet and the plaintiff reached a confidential settlement of this case. The settlement provides for the dismissal of all claims against Aerojet and a full release of all claims by the plaintiff. Aerojet also received a directive under California Water Code §13267 to investigate the groundwater contamination in and around its former Aerojet Manufacturing Company facility in Fullerton, California. That investigation is ongoing.
     In October 2002, Aerojet and approximately 65 other individual and corporate defendants were served with four civil suits filed in the U.S. District Court for the Central District of California that seek recovery of costs allegedly incurred or to be incurred in response to the contamination present at the South El Monte Operable Unit (SEMOU) of the San Gabriel Valley Superfund site. The cases are denominated as follows: The City of Monterey Park v. Aerojet-General Corporation, et al. , (CV-02-5909 ABC (RCx)); San Gabriel Basin Water Quality Authority v. Aerojet-General Corporation, et al., (CV-02-4565 ABC (RCx)); San Gabriel Valley Water Company v. Aerojet-General Corporation, et al., (CV-02-6346 ABC (RCx)); and Southern California Water Company v. Aerojet-General Corporation, et al. , (CV-02-6340 ABC (RCx)). The cases have been coordinated for ease of administration by the court. The plaintiffs’ claims against Aerojet are based upon allegations of discharges from a former site in the El Monte area, as more fully discussed below under the headings “San Gabriel Valley Basin, California Site” — “South El Monte Operable Unit.” The total cost estimate to implement projects under the Unilateral Administrative Order (UAO) prepared by the EPA and the water entities is approximately $90 million. Aerojet investigations do not identify a credible connection between the contaminants identified by the water entities in the SEMOU and those detected at Aerojet’s former facility located in El Monte, California, near the SEMOU (East Flair Drive site). Aerojet has filed third-party complaints against several water entities on the basis that they introduced perchlorate-containing Colorado River water to the basin. Those water entities have filed motions to dismiss Aerojet’s complaints. The motions as well as discovery have been stayed, pending efforts to resolve the litigation through mediation.
     In December 2006, Aerojet was sued by eleven individual plaintiffs residing in the vicinity of Aerojet’s facilities near Sacramento, California. Haynes et al. v. Aerojet-General Corporation, Case No. O6AS04555, Sacramento County (CA) Superior Court. Additional claims added to the case brought the total number of plaintiffs to fifteen. The plaintiffs alleged that Aerojet contaminated groundwater, which plaintiffs consumed causing illness, death, and economic injury. Plaintiffs sought judgment against Aerojet for unspecified general, special and punitive damages. Aerojet and the plaintiffs have reached a confidential settlement in principle of this case. The settlement agreement will provide for the dismissal of all claims and full releases by the plaintiffs. As a result of this settlement, the Company has reserved for the settlement and recorded a charge to operations for the amount related to the unrecoverable portion from the U.S. Government.
     In June 2007, Aerojet was sued by seven individual plaintiffs residing in the vicinity of Aerojet’s former facility in Azusa, California: Gatter et al. v. Aerojet-General Corporation, Case No. K050503R, Los Angeles County (CA) Superior Court. The plaintiffs allege that Aerojet and unnamed defendants contaminated groundwater, which plaintiffs consumed causing illness and economic injury. Discovery has commenced. Trial has been set for May 2008.
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
     Of the cases that have been filed, the majority have been dismissed or settled on terms favorable to the Company. There were five vinyl chloride cases pending against the Company as of August 31, 2007. One of the five pending cases involves a former employee at the Company’s former Ashtabula, Ohio facility. All other pending cases involve employees at VC or PVC facilities owned or operated by others. One of the pending cases is an action seeking class action certification and a medical monitoring program for former employees at a PVC facility in New Jersey.
Asbestos Litigation
     The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases have been filed in Madison County, Illinois and San Francisco, California. Since 1998, more than 200 of these asbestos lawsuits have been resolved with the majority being dismissed. There were 161 asbestos cases pending as of August 31, 2007.
     Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued for such contingencies.
Snappon SA Wrongful Discharge Claims
     In November 2003, the Company announced the closing of a manufacturing facility in Chartres, France owned by Snappon SA, a subsidiary of the Company, previously involved in the automotive business. In accordance with French law, Snappon SA negotiated with the local works’ council regarding the implementation of a social plan for the employees. Following the implementation of the social plan, approximately 188 of the 249 former Snappon employees sued Snappon SA in the Chartres Labour Court alleging wrongful discharge. The claims were heard in two groups. On April 11, 2006, the Labour Court rejected most of the claims of the first group of 44 former employees and held Snappon SA responsible for €12,000 (approximately $16,000) as damages. After two hearings, the Labour Court rejected the claims filed by the second group of former employees, which group had claimed damages in excess of €12.7 million (approximately $17.3 million). A total of 175 former employees have appealed these decisions. These appeals are scheduled to be heard in January 2008.
Other Legal Matters
     On August 31, 2004, the Company completed the sale of its GDX Automotive business (GDX) to an affiliate of Cerberus Capital Management, L.P. (Cerberus). In accordance with the divestiture agreement, the Company provided customary indemnification to

Cerberus for certain liabilities accruing prior to the closing of the transaction (the Closing). Cerberus has notified the Company of a claim by a GDX customer that alleges that certain parts manufactured by GDX prior to the Closing failed to meet customer specifications. The Company has assumed the defense of this matter and is investigating the underlying facts to determine what liability, if any, the Company may have for this claim.
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
b. Environmental Matters
     The Company is involved in a number of environmental responses under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), the Resource Conservation Recovery Act (RCRA), and other federal, state, local, and foreign laws relating to soil and groundwater contamination, hazardous waste management activities, and other environmental matters at some of its current and former facilities. The Company is also involved in a number of remedial activities at third party sites, not owned by the Company, where it is designated a potentially responsible party (PRP) by either the United States Environmental Protection Agency (US EPA) or a state agency. Anticipated costs associated with environmental remediation that are probable and estimable are accrued. In cases where a date to complete remedial activities at a particular site cannot be determined by reference to agreements or otherwise, the Company projects costs over an appropriate time period not exceeding fifteen years; in such cases, generally the Company does not have the ability to reasonably estimate environmental remediation costs that are beyond this period. Factors that could result in changes to the Company’s estimates include completion of current and future soil and groundwater investigations, new claims, future agency demands, discovery of more or less contamination than expected, discovery of new contaminants, modification of planned remedial actions, changes in estimated time required to remediate, new technologies, and changes in laws and regulations.
     As of August 31, 2007, the aggregate range of these anticipated environmental costs was $292 million to $497 million and the accrued amount was $291.6 million. See Note 11(c) for a summary of the environmental reserve activity for the third quarter of fiscal 2007. Of these accrued liabilities, approximately 60% relates to the Sacramento, California site and approximately 29% to the Baldwin Park Operable Unit of the San Gabriel Valley, California site. Each of those two sites is discussed below. The balance of the accrued liabilities relates to other sites for which the Company’s obligations are probable and estimable.
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
     Aerojet is involved in various stages of soil and groundwater investigation, remedy selection, design, and remedy construction associated with the operable units. In 2002, the US EPA issued a UAO requiring Aerojet to implement the US EPA-approved remedial action in the Western Groundwater Operable Unit. An identical order was issued by the California Regional Water Quality Control Board, Central Valley (Central Valley RWQCB). Aerojet submitted its Final Draft Remedial Investigation/Feasibility Study for the Perimeter Groundwater Operable Unit to the US EPA and, because of additional sampling requirements, expects that a Final RI/FS will be submitted in late 2007 with a Record of Decision anticipated in 2008. The remaining operable units are under various stages of investigation.
     The southern portion of the property known as Rio Del Oro is under state orders issued in the 1990s by the California Department of Toxic Control (DTSC) and the Central Valley RWQCB to investigate and remediate environmental contamination. Aerojet leased this property to Douglas Aircraft for rocket assembly and testing from 1957 to 1961 and sold approximately 4,000 acres, including the formerly leased portion, to Douglas Aircraft in 1961. Aerojet reacquired the property in 1984 from McDonnell-Douglas Corporation

(MDC), the successor to Douglas Aircraft. As a result, the state orders referenced above were issued to both MDC and Aerojet. Aerojet and MDC’s parent, Boeing, have entered into an allocation agreement, some of which is subject to reallocation that establishes lead roles and payment obligations. Aerojet and Boeing are actively remediating soil on portions of the property as well as on-site and off-site groundwater contamination. By letter of October 27, 2006, Boeing submitted notice to Aerojet that it was initiating the reallocation arbitration process. The matter has been stayed pending further discussions between the parties. Aerojet is currently working to release a significant portion of the property from the DTSC order.
San Gabriel Valley Basin, California Site
Baldwin Park Operable Unit (BPOU)
     As a result of its former Azusa, California operations, in 1994 Aerojet was named a PRP by the US EPA, primarily due to volatile organic compound (VOC) contamination in the area of the San Gabriel Valley Basin superfund site known as the BPOU.
     Between 1995 and 1997, the US EPA issued Special Notice Letters to Aerojet and eighteen other companies requesting that they implement a groundwater remedy. Subsequently, additional contaminates were identified, namely: perchlorate, NDMA, and 1,4-dioxane. On June 30, 2000, the US EPA issued a UAO ordering the PRPs to implement a remedy consistent with the 1994 Record of Decision (ROD). Aerojet, along with seven other PRPs (the Cooperating Respondents) signed a Project Agreement in late March 2002 with the San Gabriel Basin Water Quality Authority, the Main San Gabriel Basin Watermaster, and five water companies. The Project Agreement, which has a term of fifteen years, became effective May 9, 2002. Pursuant to the Project Agreement, the Cooperating Respondents fund through an escrow account: the capital, operational, maintenance, and administrative costs of certain treatment and water distribution facilities to be owned and operated by the water companies. There are also provisions in the Project Agreement for maintaining financial assurance in the form of cash or letters of credit. Aerojet and the other Cooperating Respondents have entered into an interim allocation agreement that establishes the interim payment obligations of the Cooperating Respondents for the costs incurred pursuant to the Project Agreement. Under the interim allocation, Aerojet is responsible for approximately two-thirds of all project costs, including government oversight costs. A significant amount of public funding is available to offset project costs. To date, Congress has appropriated approximately $71 million (so called Title 16 and Dreier funds), which is potentially available for payment of project costs. Approximately $40 million of the funding has been allocated to costs associated with the Project Agreement and additional funds may follow in later years. All project costs are subject to reallocation among the Cooperating Respondents. Aerojet intends to continue to defend itself vigorously to ensure that it is appropriately treated with other PRPs and that costs of any remediation are properly allocated among all PRPs.
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
Other Sites
     In August 2007, along with numerous other companies, the Company received from the United States Department of Interior Fish and Wildlife Service (USFWS) a notice of a Natural Resource Damage Assessment Plan for the Ottawa River and Northern Maumee Bay. The Company previously manufactured products for the automotive industry at a Toledo, Ohio site, which was adjacent to the Ottawa River. This facility was divested in 1990 and the Company indemnified the buyer for claims and liabilities arising out of certain pre-divestiture environmental matters. It is not possible to predict the outcome or timing of these types of assessments, which are typically lengthy processes lasting several years, or the amounts of or responsibility for these damages.
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
c. Environmental Reserves and Estimated Recoveries
Reserves
     The Company reviews on a quarterly basis estimated future remediation costs that could be incurred over the contractual term or next fifteen years of the expected remediation. The Company has an established practice of estimating environmental remediation costs over a fifteen year period, except for those environmental remediation costs whose contractual terms are sufficiently specific to allow reasonable cost estimates to be developed beyond a fifteen year period. As the period for which estimated environmental remediation costs increases, the reliability of such estimates decrease. These estimates consider the investigative work and analysis of engineers, outside environmental consultants, and the advice of the Company’s attorneys regarding the status and anticipated results of various administrative and legal proceedings. In most cases, only a range of reasonably possible costs can be estimated. In establishing our reserves, the most probable estimate is used when determinable; otherwise, the minimum is used. Accordingly, such estimates could change as the Company periodically evaluates and revises such estimates as new information becomes available. Management cannot predict whether new information gained as projects progress will affect the estimated liability accrued. The timing of payment for estimated future environmental costs depends on the timing of regulatory approvals for planned remedies and the construction and completion of the remedies.
     A summary of the Company’s environmental reserve activity is shown below:

	November 30,	2007	2007	August 31,
	2006	Additions	Expenditures	2007
	(in millions)
Aerojet	$256.5	$55.8	$(31.7)	$280.6
Other Sites	9.5	2.0	(0.5)	11.0

Environmental Reserve	$266.0	$57.8	$(32.2)	$291.6

     As of August 31, 2007, the Aerojet reserves include $173.9 million for the Sacramento site, $83.7 million for the BPOU, and $23.0 million for other Aerojet sites.
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
     Pursuant to the Global Settlement covering environmental costs associated with Aerojet’s Sacramento site and its former Azusa site, the Company can recover up to 88% of its environmental remediation costs for these sites through the establishment of prices for Aerojet’s products and services sold to the U.S. government. Allowable environmental costs are charged to these contracts as the costs are incurred. Aerojet’s mix of contracts can affect the actual reimbursement made by the U.S. government. Because these costs are recovered through forward-pricing arrangements, the ability of Aerojet to continue recovering these costs from the U.S. government depends on Aerojet’s sustained business volume under U.S. government contracts and programs and the relative size of Aerojet’s commercial business. The Company evaluated Aerojet’s forecasted business volume under U.S. government contracts and programs and the relative size of Aerojet’s commercial business as part of our long-term business review in the third quarter of fiscal 2007. As a result of the forecasted increase in U.S government contracts and programs volume, future recoverable amounts from the U.S. government increased; accordingly, the Company recorded a benefit of $8.6 million in the third quarter of fiscal 2007 to the Unaudited Condensed Consolidated Statement of Operations.
     In conjunction with the sale of EIS, Aerojet entered into an agreement with Northrop whereby Aerojet is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement. Amounts reimbursed are subject to annual limitations, with excess amounts carried over to subsequent periods, the total of which will not exceed $190 million over the term of the agreement, which ends in 2028. As of August 31, 2007, $133.5 million in potential future reimbursements were available over the remaining life of the agreement. The amount billable to Northrop in excess of the annual limitation is $38.6 million and is included as a component of other noncurrent assets, net in the Unaudited Condensed Consolidated Balance Sheet.
     As part of the acquisition of the Atlantic Research Corporation (ARC) propulsion business, Aerojet entered into an agreement with ARC pursuant to which Aerojet is responsible for up to $20 million of costs (Pre-Close Environmental Costs) associated with environmental issues that arose prior to Aerojet’s acquisition of the ARC propulsion business, of which $5.5 million has been spent through August 31, 2007. Pursuant to a separate agreement with the U.S. government which was entered into prior to the completion of the ARC acquisition, these Pre-Close Environmental Costs are not subject to the 88% limitation under the Global Settlement, and are recovered through the establishment of prices for Aerojet’s products and services sold to the U.S. government.
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
Environmental reserves and recoveries impact to Statement of Operations
     In conjunction with the review of its environmental reserves discussed above, the Company revised its estimate of costs that will be recovered under the Global Settlement based on business expected to be conducted under contracts with the U.S. government and its agencies in the future. In the third quarter of fiscal 2007, the Company increased the reserve by $33.9 million and the estimated recoverable amount under U.S. government contracts by $35.3 million, including an increase of $8.6 million due to changes in the forecasted commercial business base (discussed above), resulting in a net benefit to operations of $1.4 million. In the first nine months of fiscal 2007, the increase to the reserve of $57.8 million resulted in a corresponding increase to the receivable and a net charge to operations of $1.7 million. The expenses and benefits associated with adjustments to the environmental reserves are recorded as a component of other (income) expense, net in the Unaudited Condensed Consolidated Statements of Operations.
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

     The Company performed an analysis of such obligations associated with all real property owned or leased, including plants, warehouses, and offices. The Company’s estimate of conditional asset retirement obligations associated with owned properties relates to estimated costs necessary for the legally required removal or remediation of various regulated materials, primarily asbestos disposal and radiological decontamination of an ordnance manufacturing facility. For conditional asset retirement obligations that are not expected to be retired in the next fifteen years, the Company estimated the retirement date of such asset retirement obligations to be thirty years from the date of adoption. For leased properties, such obligations relate to the estimated cost of contractually required property restoration.
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
     The impact to the Unaudited Condensed Consolidated Statement of Operations for the first nine months of fiscal 2006 adjusted for the adoption of FIN 47, net of the amount estimated to be recovered under U.S. government contracts, would have been $0.1 million.
     The changes in the carrying amount of conditional asset retirement obligations since November 30, 2006 were as follows (in millions):

Balance as of November 30, 2006	$10.2
Additions and other	1.1
Accretion	0.6

Balance as of August 31, 2007	$11.9

12. Arrangements with Off-Balance Sheet Risk
     As of August 31, 2007, obligations required to be disclosed in accordance with FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, consisted of:
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
     In addition to the items discussed above, the Company from time to time enters into certain types of contracts that require the Company to indemnify parties against third-party and other claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnification to purchasers of the Company’s businesses or assets including, for example, claims arising from the operation of the businesses prior to disposition, liability to investigate and remediate environmental contamination existing prior to disposition; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company’s officers and directors, under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated.
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
13. Retirement Benefits
     Pension Benefits — The Company has a defined benefit pension plan covering substantially all salaried and hourly employees. Normal retirement age is 65, but certain plan provisions allow for earlier retirement. Pension benefits are calculated under formulas based on average earnings and length of service for salaried employees and under negotiated non-wage based formulas for hourly employees.
     Postretirement Medical and Life Benefits — The Company provides medical and life insurance benefits (postretirement benefits) to certain eligible retired employees, with varied coverage by employee group. Medical and life benefit obligations are unfunded.
     Components of net periodic retirement benefit plan (income) expense for continuing operations are as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended
	August 31,	August 31,	August 31,	August 31,
	2007	2006	2007	2006
	(in millions)
Service cost	$4.3	$4.6	$—	$0.1
Interest cost on benefit obligation	24.0	28.2	1.4	1.4
Assumed return on plan assets	(30.7)	(34.8)	—	—
Amortization of unrecognized prior service costs (credits)	0.5	0.5	(0.1)	(0.9)
Amortization of unrecognized net (gains) losses	7.5	13.2	(1.3)	(1.5)

Net periodic retirement benefit plan (income) expense	$5.6	$11.7	$—	$(0.9)

	Pension Benefits		Postretirement Benefits
	Nine months ended
	August 31,	August 31,	August 31,	August 31,
	2007	2006	2007	2006
	(in millions)
Service cost	$12.9	$13.6	$0.2	$0.3
Interest cost on benefit obligation	72.1	84.7	4.1	4.3
Assumed return on plan assets	(92.1)	(104.3)	—	—
Amortization of unrecognized prior service costs (credits)	1.5	1.7	(0.2)	(2.7)
Amortization of unrecognized net (gains) losses	22.4	39.6	(4.7)	(4.6)

Net periodic retirement benefit plan (income) expense	$16.8	$35.3	$(0.6)	$(2.7)

14. Discontinued Operations
Turbo Product Line
     During the third quarter of fiscal 2006, the Company classified its Turbo product line as a discontinued operation as a result of its plans to sell the product line. The product line was not core to the Aerospace and Defense segment and required increased management oversight and costs because of increased competition and investments for on-going maintenance of the product line. On November 17, 2006, the Company completed the sale of its Turbo product line to Aerosource Inc. for $1.1 million, subject to adjustment. The loss on the sale of the Turbo product line during fiscal 2006 was $0.4 million. An additional loss of $0.1 million was recorded in the first nine months of fiscal 2007 to reflect the net assets of the Turbo product line and management’s estimate of the net proceeds from the sale. For operating segment reporting, the Turbo product line was previously reported as a part of the Aerospace and Defense segment.
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
     Summarized financial information for discontinued operations is set forth below:

	Three months ended August 31,		Nine months ended August 31,
	2007	2006	2007	2006
	(in millions)
Net sales	$—	$0.1	$—	$0.7
Income (loss) before income taxes	(0.5)	1.5	29.7	0.9
Income tax (benefit) provision	(0.1)	—	0.2	(2.8)
Net income (loss) from discontinued operations	(0.4)	1.5	29.5	3.7
     As of August 31, 2007 and November 30, 2006, the components of assets and liabilities of discontinued operations in the condensed consolidated balance sheets are as follows:

	August 31,	November 30,
	2007	2006
	(in millions)
Assets of discontinued operations, consisting of other assets	$0.1	$0.5

Accounts payable	$0.5	$0.6
Other liabilities	0.7	1.2

Liabilities of discontinued operations	$1.2	$1.8

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
     Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended August 31,		Nine months ended August 31,
	2007	2006	2007	2006
Lockheed Martin	31%	40%	30%	41%
Raytheon	24%	18%	25%	18%
Boeing	*	10%	*	10%

*	Less than 10% of net sales
     Sales during the three and nine months ended August 31, 2007 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled 90% and 91% of net sales, respectively. Sales during the three and nine months ended August 31, 2006, directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled 88% and 84% of net sales, respectively.

     Selected financial information for each reportable segment is as follows:

	Three months ended August 31,		Nine months ended August 31,
	2007	2006	2007	2006
	(in millions)
Net Sales:
Aerospace and Defense	$197.1	$156.6	$536.9	$449.0
Real Estate	1.4	1.7	4.7	4.9

Total Net Sales	$198.5	$158.3	$541.6	$453.9

Segment Performance:
Aerospace and Defense	$22.0	$13.8	$65.7	$39.3
Environmental remediation provision adjustments	3.0	(6.9)	0.3	(7.5)
Retirement benefit plan expense	(5.9)	(8.7)	(17.8)	(26.1)
Unusual items (see Note 16)	(4.1)	—	(6.7)	(8.5)

Aerospace and Defense Total	15.0	(1.8)	41.5	(2.8)
Real Estate	1.4	0.5	2.8	2.1

Total Segment Performance — Income (Loss)	$16.4	$(1.3)	$44.3	$(0.7)

Reconciliation of segment performance to income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle:
Segment performance — income (loss)	$16.4	$(1.3)	$44.3	$(0.7)
Interest expense	(7.4)	(7.2)	(21.6)	(19.9)
Interest income	1.1	1.3	3.6	2.3
Corporate and other expenses	(6.2)	(6.3)	(15.8)	(19.0)
Corporate retirement benefit plan income (expense)	0.3	(2.1)	1.6	(6.5)
Unusual items (see Note 16)	(0.6)	—	(0.6)	—

Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	$3.6	$(15.6)	$11.5	$(43.8)

16. Unusual Items
     Charges associated with unusual items are summarized as follows:

	Three months ended August 31,		Nine months ended August 31,
	2007	2006	2007	2006
	(in millions)
Aerospace and Defense:
Unrecoverable portion of legal settlements	$1.8	$—	$4.4	$8.5
Customer reimbursements of tax recoveries	2.3	—	2.3	—
Corporate:
Replacement of Senior Credit Facility	0.6	—	0.6	—

	$4.7	$—	$7.3	$8.5

     In the second and third quarters of fiscal 2007, the Company recorded charges of $2.6 million and $1.8 million, respectively, related to estimated costs associated with legal matters (see Note 11 (a)). In the third quarter of fiscal 2007, the Company recorded an income tax benefit of $13.4 related to Federal and State income tax settlements. The portion of the refunds that will be repaid to the Company’s defense customers is reflected as an unusual expense item of $2.3 million ($1.5 million after tax). Accordingly, after repayment to the Company’s defense customers, the net benefit to the Company is $11.9 million. In the third quarter of fiscal 2007, the Company incurred a charge of $0.6 million associated with the replacement of the previous Senior Credit Facility (see Note 10).
     In the second quarter of fiscal 2006, the Company recorded a charge of $8.5 million related to an agreement to settle a group of environmental toxic tort cases that had been pending in Sacramento Superior Court since 1997.

17. Condensed Consolidating Financial Information
     The Company is providing condensed consolidating financial information for its material domestic subsidiaries that have guaranteed the 9 1/2% Notes, and for those subsidiaries that have not guaranteed the 9 1/2% Notes. The wholly owned subsidiary guarantors have, jointly and severally, fully and unconditionally guaranteed the 9 1/2% Notes. The subsidiary guarantees are senior subordinated obligations of each subsidiary guarantor and rank (i) junior in right of payment with all senior indebtedness, (ii) equal in right of payment with all senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness, in each case, of that subsidiary guarantor. The subsidiary guarantees will also be effectively subordinated to any secured indebtedness of the subsidiary guarantor with respect to the assets securing that indebtedness. Absent both default and notice as specified in the Company’s Senior Credit Facility agreement and agreements governing the Company’s outstanding convertible notes and the 9 1/2% Notes, there are no restrictions on the Company’s ability to obtain funds from its wholly owned subsidiary guarantors by dividend or loan.
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
Condensed Consolidating Statements of Operations
(Unaudited)

		Guarantor	Non-guarantor
Three Months Ended August 31, 2007 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$198.5	$—	$—	$198.5
Cost of products sold	—	175.4	—	—	175.4
Selling, general and administrative	1.3	3.4	—	—	4.7
Depreciation and amortization	0.5	6.7	—	—	7.2
Interest expense	6.0	1.4	—	—	7.4
Other, net	0.9	(0.7)	—	—	0.2

Income (loss) from continuing operations before income taxes	(8.7)	12.3	—	—	3.6
Income tax benefit	(12.4)	—	—	—	(12.4)

Income from continuing operations	3.7	12.3	—	—	16.0
Loss from discontinued operations	(0.4)	—	—	—	(0.4)

Income before equity income of subsidiaries	3.3	12.3	—	—	15.6
Equity earnings of subsidiaries	12.3	—	—	(12.3)	—

Net income	$15.6	$12.3	$—	$(12.3)	$15.6

		Guarantor	Non-guarantor
Three Months Ended August 31, 2006 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$158.3	$—	$—	$158.3
Cost of products sold	—	145.4	—	—	145.4
Selling, general and administrative	4.1	2.0	—	—	6.1
Depreciation and amortization	0.6	6.3	—	—	6.9
Interest expense	5.7	1.5	—	—	7.2
Other, net	(0.3)	8.6	—	—	8.3

Loss from continuing operations before income taxes and cumulative effect of a change in accounting principle	(10.1)	(5.5)	—	—	(15.6)
Income tax (benefit) provision	0.3	(1.3)	—	—	(1.0)

Loss from continuing operations before the cumulative effect of a change in accounting principle	(10.4)	(4.2)	—	—	(14.6)
Income from discontinued operations	1.5	—	—	—	1.5

Loss before equity losses of subsidiaries	(8.9)	(4.2)	—	—	(13.1)
Equity losses of subsidiaries	(4.2)	—	—	4.2	—

Net loss	$(13.1)	$(4.2)	$—	$4.2	$(13.1)

		Guarantor	Non-guarantor
Nine Months Ended August 31, 2007 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$541.6	$—	$—	$541.6
Cost of products sold	—	473.7	—	—	473.7
Selling, general and administrative	3.2	8.2	—	—	11.4
Depreciation and amortization	1.6	19.0	—	—	20.6
Interest expense	18.7	2.9	—	—	21.6
Other, net	(1.1)	4.0	—	(0.1)	2.8

Income (loss) from continuing operations before income taxes	(22.4)	33.8	—	0.1	11.5
Income tax (benefit) provision	(23.9)	8.3	—	—	(15.6)

Income from continuing operations	1.5	25.5	—	0.1	27.1
Income from discontinued operations	29.6	—	—	(0.1)	29.5

Income before equity income of subsidiaries	31.1	25.5	—	—	56.6
Equity earnings of subsidiaries	25.5	—	—	(25.5)	—

Net income	$56.6	$25.5	$—	$(25.5)	$56.6

		Guarantor	Non-guarantor
Nine Months Ended August 31, 2006 (in millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$453.9	$—	$—	$453.9
Cost of products sold	—	418.3	—	—	418.3
Selling, general and administrative	14.3	7.5	—	—	21.8
Depreciation and amortization	1.6	18.4	—	—	20.0
Interest expense	16.3	3.6	—	—	19.9
Other, net	(1.0)	18.7	—	—	17.7

Loss from continuing operations before income taxes and cumulative effect of a change in accounting principle	(31.2)	(12.6)	—	—	(43.8)
Income tax (benefit) provision	(12.0)	7.5	—	—	(4.5)

Loss from continuing operations before the cumulative effect of a change in accounting principle	(19.2)	(20.1)	—	—	(39.3)
Income (loss) from discontinued operations	3.8	—	(0.1)	—	3.7
Cumulative effect of a change in accounting principle, net of tax	(0.7)	—	—	—	(0.7)

Loss before equity losses of subsidiaries	(16.1)	(20.1)	(0.1)	—	(36.3)
Equity losses of subsidiaries	(20.2)	—	—	20.2	—

Net loss	$(36.3)	$(20.1)	$(0.1)	$20.2	$(36.3)

Condensed Consolidating Balance Sheets
(Unaudited)

		Guarantor	Non-guarantor
August 31, 2007 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$92.2	$(10.5)	$0.5	$—	$82.2
Accounts receivable	—	110.9	—	—	110.9
Inventories	—	62.9	—	—	62.9
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	49.6	—	—	49.6
Prepaid expenses and other	0.9	12.9	0.4	—	14.2
Assets of discontinued operations	0.4	—	(0.3)	—	0.1

Total current assets	93.5	225.8	0.6	—	319.9
Property, plant and equipment, net	0.5	133.9	—	—	134.4
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	193.9	—	—	193.9
Prepaid pension asset	116.9	54.5	—	—	171.4
Goodwill	—	101.3	—	—	101.3
Intercompany (payable) receivable, net	31.3	(16.2)	(15.1)	—	—
Other noncurrent assets and intangibles, net	288.3	143.9	10.2	(281.3)	161.1

Total assets	$530.5	$837.1	$(4.3)	$(281.3)	$1,082.0

Short-term borrowings and current portion of long-term debt	$1.5	$—	$—	$—	$1.5
Accounts payable	1.0	19.2	—	—	20.2
Reserves for environmental remediation costs	4.7	66.3	—	—	71.0
Income taxes payable (receivable)	(4.0)	8.7	—	—	4.7
Other current liabilities, advanced payments on contracts, and postretirement medical and life benefits	23.0	123.9	—	—	146.9
Liabilities of discontinued operations	—	—	1.2	—	1.2

Total current liabilities	26.2	218.1	1.2	—	245.5
Long-term debt	445.0	—	—	—	445.0
Reserves for environmental remediation costs	6.3	214.3	—	—	220.6
Other noncurrent liabilities	84.4	117.9	—	—	202.3

Total liabilities	561.9	550.3	1.2	—	1,113.4
Commitments and contingencies (Note 11)
Total shareholders’ (deficit) equity	(31.4)	286.8	(5.5)	(281.3)	(31.4)

Total liabilities and shareholders’ (deficit) equity	$530.5	$837.1	$(4.3)	$(281.3)	$1,082.0

		Guarantor	Non-guarantor
November 30, 2006 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$70.5	$(9.8)	$0.5	$—	$61.2
Restricted cash	19.8	—	—	—	19.8
Accounts receivable	—	71.1	—	—	71.1
Inventories	—	69.5	—	—	69.5
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	37.6	—	—	37.6
Prepaid expenses and other	3.7	19.6	0.2	—	23.5
Assets of discontinued operations	—	—	0.5	—	0.5

Total current assets	94.0	188.0	1.2	—	283.2
Property, plant and equipment, net	0.5	136.3	—	—	136.8
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	177.0	—	—	177.0
Prepaid pension asset	116.6	70.7	—	—	187.3
Goodwill	—	101.3	—	—	101.3
Intercompany (payable) receivable, net	(434.2)	448.7	(14.5)	—	—
Other noncurrent assets and intangibles, net	713.6	126.0	9.8	(713.6)	135.8

Total assets	$490.5	$1,248.0	$(3.5)	$(713.6)	$1,021.4

Short-term borrowings and current portion of long-term debt	$21.3	$—	$—	$—	$21.3
Accounts payable	0.6	32.0	—	—	32.6
Reserves for environmental remediation costs	4.9	50.7	—	—	55.6
Income taxes payable (receivable)	(4.4)	16.6	—	—	12.2
Other current liabilities, advanced payments on contracts, and postretirement medical and life benefits	27.2	128.5	—	—	155.7
Liabilities of discontinued operations	—	—	1.8	—	1.8

Total current liabilities	49.6	227.8	1.8	—	279.2
Long-term debt	441.1	—	—	—	441.1
Reserves for environmental remediation costs	4.6	205.8	—	—	210.4
Other noncurrent liabilities	91.2	95.5	—	—	186.7

Total liabilities	586.5	529.1	1.8	—	1,117.4
Commitments and contingencies (Note 11)
Total shareholders’ (deficit) equity	(96.0)	718.9	(5.3)	(713.6)	(96.0)

Total liabilities and shareholders’ (deficit) equity	$490.5	$1,248.0	$(3.5)	$(713.6)	$1,021.4

Condensed Consolidating Statements of Cash Flows
(Unaudited)

		Guarantor	Non-guarantor
Nine Months Ended August 31, 2007 (in millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash used in (provided by) operating activities	$(1.5)	$4.5	$(0.8)	$—	$2.2
Cash flows from investing activities:
Proceeds from business disposition	29.7	—	—	—	29.7
Other investing activities	19.8	—	—	—	19.8
Capital expenditures	—	(10.8)	—	—	(10.8)

Net cash provided by (used in) investing activities	49.5	(10.8)	—	—	38.7
Cash flows from financing activities:
Net transfers (to) from parent	(6.1)	5.5	0.6	—	—
Repayments on notes payable and long-term debt, net	(20.6)	—	—	—	(20.6)
Other financing activities	0.7	—	—	—	0.7

Net cash (used in) provided by financing activities	(26.0)	5.5	0.6	—	(19.9)

Net increase in cash and cash equivalents	22.0	(0.8)	(0.2)	—	21.0
Cash and cash equivalents at beginning of period	70.5	(9.8)	0.5	—	61.2

Cash and cash equivalents at end of period	$92.5	$(10.6)	$0.3	$—	$82.2

		Guarantor	Non-guarantor
Nine Months Ended August 31, 2006 (in millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(33.8)	$15.8	$—	$—	$(18.0)
Cash flows from investing activities:
Other investing activities	(19.8)	—	—	—	(19.8)
Capital expenditures	—	(9.0)	—	—	(9.0)

Net cash used in investing activities	(19.8)	(9.0)	—	—	(28.8)
Cash flows from financing activities:
Net transfers (to) from parent	3.6	(3.6)	—	—	—
Repayments on notes payable and long-term debt, net	16.9	—	—	—	16.9
Other financing activities	3.5	0.1	—	—	3.6

Net cash provided by (used in) financing activities	24.0	(3.5)	—	—	20.5

Net (decrease) increase in cash and cash equivalents	(29.6)	3.3	—	—	(26.3)
Cash and cash equivalents at beginning of period	99.7	(8.5)	0.5	—	91.7

Cash and cash equivalents at end of period	$70.1	$(5.2)	$0.5	$—	$65.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Unless otherwise indicated or required by the context, as used in this Quarterly Report on Form 10-Q, the terms “we,” “our” and “us” refer to GenCorp Inc. and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America.
     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, our operating results for interim periods may not be indicative of the results of operations for a full year. This section contains a number of forward-looking statements, all of which are based on current expectations and are subject to risks and uncertainties including those described in this Quarterly Report under the heading “Forward-Looking Statements.” Actual results may differ materially. This section should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended November 30, 2006, and periodic reports subsequently filed with the Securities and Exchange Commission (SEC).
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
     Real Estate — includes activities related to the re-zoning, entitlement, sale, and leasing of our excess real estate assets. Through our Aerojet subsidiary, we own approximately 12,600 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California just east of Sacramento (Sacramento Land). We are currently in the process of seeking zoning changes and other governmental approvals on a portion of the Sacramento Land to optimize its value. We have filed applications with and submitted information to governmental and regulatory authorities for approvals necessary to re-zone approximately 6,400 acres of the Sacramento Land.
     On August 31, 2004, we completed the sale of our GDX Automotive (GDX) business. On November 30, 2005, we completed the sale of our Fine Chemicals business. On November 17, 2006, we completed the sale of our Turbo product line. The GDX and Fine Chemicals businesses and the Turbo product line are classified as discontinued operations in these Unaudited Condensed Consolidated Financial Statements and Notes to Unaudited Condensed Consolidated Financial Statements (see Note 14 of the Unaudited Condensed Consolidated Financial Statements).
     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarified the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for us as of December 1, 2007. We expect to record a benefit of approximately $8.0 million to $10.0 million which would reduce the shareholders’ deficit upon the adoption of FIN 48.
     In September 2006, the FASB issued SFAS No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106, and 132(R), which requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on its balance sheet and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. SFAS 158 is effective as of November 30, 2007. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, with limited exceptions, which is effective as of November 30, 2009. Based on the current discount rate and expected rate of return assumptions, we estimate the adoption of SFAS 158 in the fourth quarter of fiscal 2007 will increase our shareholders’ deficit by approximately $10 million to $40 million. Due to the valuation allowance on our net deferred tax assets, no net tax benefit would result from this increase to the postretirement liability.

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
Business Outlook
     Aerospace and Defense — Aerojet received a number of contract awards in space exploration and solid booster motors for missile defense and tactical missiles over the past year which has contributed to sales and backlog growth during the current fiscal year.
     Real Estate — We continue to work with governmental authorities to effect entitlement changes and to lift environmental restrictions for approximately 6,400 acres of the Sacramento Land as soon as practicable. In conjunction with these efforts, we will continue to explore, depending on market conditions, real estate structures (or transactions) that may further enhance the value of our real estate assets, including outright sales, and/or joint ventures with real estate developers, residential builders or other third parties. Please refer to the Operating Segment section below for a discussion of the status of our various projects.
Results of Operations
Net Sales:

	Three months ended		Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2007	2006	Change*	2007	2006	Change*
			(in millions)
Net Sales	$198.5	$158.3	$40.2	$541.6	$453.9	$87.7

*	Primary reason for change. Increases for the third quarter and first nine months of fiscal 2007 are the result of higher sales on numerous space and defense programs, including the Standard Missile, Orion, and Titan programs. The increase in the Standard Missile program was primarily due to deliveries associated with awards received in fiscal 2006 and the award of a new contract in fiscal 2007 to develop and qualify the Throttling Divert Attitude Control Systems for the Standard Missile 3 program. Capturing the Orion award in fiscal 2006 is another factor driving the current year increase in net sales. Additionally, the increase in Titan sales during the current year is the result of the final close-out activities of the program which are essentially complete with expected conclusion in the first half of fiscal 2008.
     Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended August 31,		Nine months ended August 31,
	2007	2006	2007	2006
Lockheed Martin	31%	40%	30%	41%
Raytheon	24%	18%	25%	18%
Boeing	*	10%	*	10%

*	Less than 10% of net sales
     Sales during the three and nine months ended August 31, 2007 directly and indirectly to the U.S. government and its agencies, including sales to our significant customers discussed above, totaled 90% and 91% of net sales, respectively. Sales during the three and nine months ended August 31, 2006, directly and indirectly to the U.S. government and its agencies, including sales to our significant customers discussed above, totaled 88% and 84% of net sales, respectively.

Cost of Products Sold:

	Three months ended		Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2007	2006	Change*	2007	2006	Change*
	(in millions, except percentage amounts)
Cost of products sold	$175.4	$145.4	$30.0	$473.7	$418.3	$55.4
Percentage of net sales	88%	92%		87%	92%

*	Primary reason for change. The decrease in costs of products sold as a percentage of net sales was primarily due to the following: (i) high margin contribution on the Titan program attributable to favorable performance on close-out activities; and (ii) lower retirement benefit plan expenses as a result of an increase in the discount rate used to determine benefit obligations, due to higher market interest rates, and a reduction in the impact of amortizing prior year actuarial losses.
Selling, General and Administrative (SG&A):

	Three months ended		Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2007	2006	Change*	2007	2006	Change*
	(in millions, except percentage amounts)
Selling, general and administrative	$4.7	$6.1	$(1.4)	$11.4	$21.8	$(10.4)
Percentage of net sales	2%	4%		2%	5%

*	Primary reason for change. The decrease in SG&A spending is primarily due to the following: (i) a decrease in retirement benefit plan expenses as a result of an increase in the discount rate used to determine benefit obligations, due to higher market interest rates, and a reduction in the impact of amortizing prior year actuarial losses; and (ii) higher expenses associated with the annual election of the Board of Directors in fiscal 2006.
Depreciation and Amortization:

	Three months ended		Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2007	2006	Change*	2007	2006	Change*
	(in millions, except percentage amounts)
Depreciation and amortization	$7.2	$6.9	$0.3	$20.6	$20.0	$0.6
Percentage of net sales	4%	4%		4%	4%

*	Primary reason for change. Depreciation and amortization expense was essentially unchanged for all periods presented.
Interest Expense:

	Three months ended		Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2007	2006	Change	2007	2006	Change*
	(in millions)
Interest expense	$7.4	$7.2	$0.2	$21.6	$19.9	$1.7

*	Primary reason for change. The increase during the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 is primarily due to higher average debt and letter of credit levels during fiscal 2007 compared to fiscal 2006.
Interest Income:

	Three months ended		Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2007	2006	Change	2007	2006	Change*
	(in millions)
Interest income	$(1.1)	$(1.3)	$0.2	$(3.6)	$(2.3)	$(1.3)

*	Primary reason for change. The increase during the first nine months of 2007 compared to the first nine months of fiscal 2006 is primarily due to higher average cash levels and rates during fiscal 2007 compared to fiscal 2006.

Other (income) expense, net:

	Three months ended		Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2007	2006	Change*	2007	2006	Change*
	(in millions)
Other (income) expense, net	$(3.4)	$9.6	$(13.0)	$(0.9)	$11.5	$(12.4)

*	Primary reason for change. The decrease is primarily due to higher environmental remediation provision adjustments in fiscal 2006. The Company recorded a benefit of $1.4 million in the third quarter of fiscal 2007 and a $1.7 million loss in the first nine months of fiscal 2007 associated with environmental remediation provision adjustments. In the third quarter and first nine months of fiscal 2006, the Company recorded losses of $8.6 million and $9.2 million associated with environmental remediation provision adjustments. Additionally, the Company began recognizing royalty income in the third quarter of fiscal 2007 associated with a mining agreement entered into in fiscal 2004 with Granite Construction Company.
Unusual items:

	Three months ended		Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2007	2006	Change*	2007	2006	Change*
	(in millions)
Unusual items	$4.7	$—	$4.7	$7.3	$8.5	$(1.2)

*	Primary reason for change. In the third quarter of fiscal 2007, we incurred a charge of $0.6 million associated with the replacement of the previous credit facility. In the third quarter of fiscal 2007, we recorded an income tax benefit of $13.4 million related to Federal and State income tax settlements. The portion of the refunds that will be repaid to our defense customers are reflected as an unusual expense item of $2.3 million ($1.5 million after tax). Accordingly, after repayment to our defense customers, the net benefit is $11.9 million. In the second and third quarters of fiscal 2007, we recorded charges of $2.6 million and $1.8 million, respectively, related to estimated costs associated with legal matters. In the second quarter of fiscal 2006, we recorded a charge of $8.5 million related to an agreement to settle a group of environmental toxic tort cases that had been pending in Sacramento Superior Court since 1997.
Income Tax Benefit:

	Three months ended		Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2007	2006	Change*	2007	2006	Change*
	(in millions)
Income tax benefit	$(12.4)	$(1.0)	$(11.4)	$(15.6)	$(4.5)	$(11.1)

*	Primary reason for change. The income tax benefit for the third quarter of fiscal 2007 includes the forecasted refund associated with the fiscal 2007 tax net operating loss eligible for carryback and a $13.4 million benefit from Federal and State income tax settlements including research and development credit claim benefits, manufacturer’s investment credit claim benefits, and certain statute expirations. The income tax benefit for the third quarter of fiscal 2006 is primarily related to the forecasted refund associated with the tax net operating loss eligible for carryback. The income tax benefit in the first nine months of fiscal 2007 includes the forecasted refund associated with the fiscal 2007 tax net operating loss eligible for carryback and a $12.9 million benefit from Federal and State income tax settlements including research and development credit claim benefits, manufacturer’s investment credit claim benefits, and certain statute expirations. The income tax benefit in the first nine months of fiscal 2006 is primarily related to the forecasted tax net operating loss eligible for carryback refund. The difference between book earnings at the statutory rate and the income tax benefit reflected is primarily due to the Federal and State income tax settlements in fiscal 2007. In fiscal 2006, the difference between book earnings at the statutory rate and the income tax benefit is due to an increase in the fiscal 2006 valuation allowance on the deferred taxes.
Discontinued Operations:
Turbo Product Line
     During the third quarter of fiscal 2006, we classified our Turbo product line as a discontinued operation as a result of our plans to sell the product line. The product line was not core to the Aerospace and Defense segment and required increased management oversight and costs because of increased competition and investments for on-going maintenance of the product line. On November 17,

2006, we completed the sale of our Turbo product line to Aerosource Inc. for $1.1 million, subject to adjustment. The loss on the sale of the Turbo product line during fiscal 2006 was $0.4 million. An additional loss of $0.1 million was recorded in the first nine months of fiscal 2007 to reflect the net assets of the Turbo product line and management’s estimate of the net proceeds from the sale.
Fine Chemicals business
     On November 30, 2005, we sold our Fine Chemicals business to American Pacific Corporation (AMPAC) for $88.5 million of cash paid at closing, an unsecured subordinated seller note of $25.5 million delivered at closing, an earn-out provision of up to $6.0 million contingent upon the business achieving certain earnings targets, and the assumption by the buyer of certain liabilities. We recorded a full allowance on both the $25.5 million unsecured subordinated seller note in fiscal 2005 and $6.0 million earnings targets receivable in fiscal 2006. During the first quarter of fiscal 2007, we entered into an earn-out and seller note repayment agreement (Repayment Agreement) with AMPAC under which AMPAC was required to pay $29.7 million in consideration for the early retirement of the seller note (including interest due thereunder), the full payment of the earn-out amount and the release of the Company from certain liabilities. During the first quarter of fiscal 2007, we recorded a gain from discontinued operations of $31.2 million as a result of receiving $29.7 million of cash from AMPAC and being released from certain liabilities in accordance with the Repayment Agreement.
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
     Summarized financial information for discontinued operations is set forth below:

	Three months ended August 31,		Nine months ended August 31,
	2007	2006	2007	2006
	(in millions)
Net sales	$—	$0.1	$—	$0.7
Income (loss) before income taxes	(0.5)	1.5	29.7	0.9
Income tax provision (benefit)	(0.1)	—	0.2	(2.8)
Net income (loss) from discontinued operations	(0.4)	1.5	29.5	3.7
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

Aerospace and Defense Segment

	Three months ended		Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2007	2006	Change*	2007	2006	Change*
	(in millions)
Net Sales	$197.1	$156.6	$40.5	$536.9	$449.0	$87.9
Segment Performance — Income (loss)	15.0	(1.8)	16.8	41.5	(2.8)	44.3

*	Primary reason for change. Higher sales volume on numerous space and defense system programs generated the improvement during the current period. Individual programs with sales increases of greater than $25.0 million during the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 were Standard Missile, Orion, and Titan. The improved segment performance during fiscal 2007 is the result of the following: (i) higher sales volume; (ii) improved margin on the Titan program as the result of favorable performance on close-out activities; (iii) lower environmental remediation provision adjustments; (iv) lower retirement benefit plan expenses; and (v) higher expenses in fiscal 2006 related to legal matters.
     As of August 31, 2007, contract backlog was $865 million as compared to $718 million as of November 30, 2006. The increase in contract backlog reflects a $109 million award in a multiyear new liquid engine technology demonstration program for military launch systems and continued growth in solid booster motors for missile defense and tactical missiles. Funded backlog, which includes only those contracts for which money has been directly authorized by the U.S. Congress, or for which a firm purchase order has been received by a commercial customer, was $638 million at August 31, 2007 compared to $565 million as of November 30, 2006.
Real Estate Segment
     We continue to process entitlement applications with the City of Rancho Cordova (Rancho Cordova) on the Rio Del Oro and Westborough at Easton projects; with the County of Sacramento (County) on the Glenborough at Easton and Easton Place project; and with the City of Folsom (Folsom) with regard to the Folsom Sphere of Influence.
     The current project status for each of the pending applications is summarized below:
     Rio Del Oro — Rancho Cordova, Elliott Homes, and GenCorp continue to cooperate on preparing the technical responses to the comments received on the draft Environmental Impact Statement (EIS) and the draft Environmental Impact Report (EIR). Due to recent court decisions, Rancho Cordova has determined that limited portions of the Rio Del Oro EIS/EIR will be rewritten and re-circulated for public comment. Rancho Cordova currently estimates completing its review and changes to the EIS/EIR with the U.S. Army Corps, completing the limited public comment re-circulation, and having a final EIS/EIR ready in the first half of fiscal 2008 absent litigation attacking the adequacy of the disclosures in the EIS/EIR.
     Glenborough / Easton Place — The County continues to work on the draft EIR for the Glenborough at Easton and Easton Place project and anticipates completion of the administrative draft of the EIR by the end of fiscal 2007.
     Westborough — Rancho Cordova has begun the various technical studies required by the environmental review process and anticipates a draft EIR by late 2008.
     Hillsborough — GenCorp and other land owners who together control approximately 3,500 acres within Folsom’s Sphere of Influence, are working with Folsom to develop a land use plan, and are conducting overall market and technical studies. The Company’s 625 acre Hillsborough project is within this acreage. Annexation and zoning approvals are expected to occur beyond fiscal 2009.
     In California, all applications for a change in land use must include a source of water to serve the proposed project. We addressed this critical issue with our 2003 water settlement agreement with the Sacramento Country Water Agency (SCWA) for the Rio Del Oro and Westborough at Easton projects. Pursuant to that agreement, Aerojet transferred certain of the remediated groundwater from the Sacramento Land to SCWA. Subject to conditions and limitations in the agreement, including all required approvals under the California Environmental Quality Act, SCWA assumed the responsibility for providing replacement water to those water purveyors who have lost wells as a result of groundwater contamination. If the amount of Aerojet’s transferred remediated groundwater is in excess of the replacement water actually provided to the impacted water purveyors, SCWA committed to make such excess water available to Aerojet to satisfy the requirements for the Company’s projects. Last year, SCWA requested modifications to our existing agreement. Aerojet has been working constructively with SCWA on water supply issues and anticipates that these discussions will lead to a mutually satisfactory resolution and a modified agreement between Aerojet and SCWA.

     Separately, Aerojet has recently entered into an agreement with the City of Folsom under which, among other things, Aerojet transfers certain of the remediated groundwater from the Sacramento Land that was not transferred to SCWA to Folsom. In exchange, Folsom has agreed to serve Aerojet water for its uses, and to provide water to the Glenborough at Easton / Easton Place projects.
     The water source for the Folsom Sphere of Influence, which includes Hillsborough, will be addressed by the City of Folsom as part of the annexation process of this acreage by the City.

	Three months ended		Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2007	2006	Change*	2007	2006	Change*
	(in millions)
Net Sales	$1.4	$1.7	$(0.3)	$4.7	$4.9	$(0.2)
Segment Performance	1.4	0.5	0.9	2.8	2.1	0.7

*	Primary reason for change. There were no real asset sales during the first nine months of fiscal 2007 or fiscal 2006. Net sales for the first nine months of fiscal 2007 and fiscal 2006 consist of rental property operations. During the third quarter of fiscal 2007, we began recognizing nominal royalty income on the fiscal 2004 mining agreement with Granite Construction Company.
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
Arrangements with Off-Balance Sheet Risk
     As of August 31, 2007, obligations required to be disclosed in accordance with FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, consisted of:
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
     As of August 31, 2007, long-term liquidity requirements consist primarily of our long-term debt obligations. We expect to meet long-term liquidity requirements through cash provided from operations and, if necessary, with long-term borrowings and other financing alternatives. The availability and terms of any such financing will depend upon market and other conditions at the time.
Net Cash Provided by (Used in) Operating, Investing, and Financing Activities
     Cash and cash equivalents increased by $21.0 million during the first nine months of fiscal 2007. The change in cash and cash equivalents is as follows:

	Nine Months Ended
	August 31,	August 31,
	2007	2006
	(in millions)
Net Cash Provided by (Used in) Operating Activities
Continuing operations	$4.0	$(6.4)
Discontinued operations	(1.8)	(11.6)

Total	2.2	(18.0)
Net Cash Provided by (Used in) Investing Activities	38.7	(28.8)
Net Cash (Used in) Provided by Financing Activities	(19.9)	20.5

Net Increase (Decrease) in Cash and Cash Equivalents	$21.0	$(26.3)

Net Cash Provided by (Used In) Operating Activities
Continuing Operations
     Continuing operations generated cash of $4.0 million in the first nine months of fiscal 2007 compared to cash usage of $6.4 million in the first nine months of fiscal 2006. The improvement is primarily due to (i) improved operating performance and net working capital from the Aerospace and Defense segment and (ii) lower costs associated with legacy business matters, offset by a decrease in the generation of cash from income tax related items.

Discontinued Operations
     Discontinued operations used $1.8 million of cash in the first nine months of fiscal 2007 primarily related to the retained portions of our former automotive business.
     Discontinued operations used $11.6 million of cash in the first nine months of fiscal 2006 primarily for the payment of liabilities accrued as of November 30, 2005 related to the sale of the Fine Chemicals business.
Net Cash Provided by (Used In) Investing Activities
     During the first nine months of fiscal 2007 and fiscal 2006, we invested $10.8 million and $9.0 million, respectively, in capital expenditures. The capital expenditures for the first nine months of fiscal 2007 include the purchase of 180 acres of land which had been previously leased. The majority of our capital expenditures directly supports our contract and customer requirements and are primarily made for asset replacement, capacity expansion, development of new projects, and safety and productivity improvements.
     As of August 31, 2006, we designated $19.8 million as restricted cash related to the cash collateralization of the 5 3/4% Convertible Subordinated Notes (5 3/4% Notes). In April 2007, the $19.8 million of restricted cash was used to repay the 5 3/4% Notes.
     During the first quarter of fiscal 2007, we received $29.7 million from AMPAC in consideration for the cancellation and termination of an unsecured subordinated note receivable from AMPAC, including any interest due thereunder, and AMPAC’s obligation to make an earnings target payment associated with the sale of the Fine Chemicals business.
Net Cash (Used In) Provided by Financing Activities
     First Nine Months of Fiscal 2007 — Cash of $19.9 million was used primarily from the net retirements of approximately $18.7 million of debt (see the debt rollforward below for additional information).
     First Nine Months of Fiscal 2006 — Cash of $20.5 million was generated primarily from the net issuances of approximately $18.9 million of long-term debt.
Borrowing Activity and Senior Credit Facility:
     Our borrowing activity during the first nine months of fiscal 2007 was as follows:

	November 30,			August 31,
	2006	Additions	(Payments)	2007
		(In millions)
5 3/4% Convertible Subordinated Notes	$19.8	$—	$(19.8)	$—
4% Contingent Convertible Subordinated Notes	125.0	—	—	125.0
2 1/4% Convertible Subordinated Debentures	146.4	—	—	146.4
9 1/2% Senior Subordinated Notes	97.5	—	—	97.5
Term loan	73.7	75.0	(73.9)	74.8
Promissory note	—	2.8	—	2.8

Total Debt and Borrowing Activity	$462.4	$77.8	$(93.7)	$446.5

     On June 21, 2007, we entered into an amended and restated $280.0 million credit facility (Senior Credit Facility) with Wachovia Bank, National Association as Administrative Agent, JP Morgan Chase Bank, N.A. as Syndication Agent, and a syndicate of lenders. The Senior Credit Facility provides for an $80.0 million revolving credit facility maturing on June 21, 2012, and a $200.0 million credit-linked facility maturing in April 2013. The credit-linked facility consists of a $75.0 million term loan subfacility and a $125.0 million letter of credit subfacility. The interest rate on the revolving credit facility is LIBOR plus 225 basis points, subject to adjustment downwards if leverage is reduced, and the interest rate on the term loan is LIBOR plus 225 basis points. We are charged a fee on the total letter of credit subfacility in the amount of 225 basis points per annum, subject to adjustment after fiscal 2007 if leverage is reduced, plus a fronting fee of 10 basis points per annum on outstanding letters of credit and other customary charges applicable to facilities of this type. We are also charged a commitment fee on the unused portion of the Revolver in the amount of 50 basis points per annum, subject to downward adjustment after fiscal 2007 if leverage is reduced. As of August 31, 2007, we had $72.4 million in outstanding letters of credit issued under the $125.0 million letter of credit subfacility and our $80.0 million revolving credit facility was unused.

     The Senior Credit Facility replaced our previous credit facility on June 21, 2007. We incurred a charge of $0.6 million associated with the replacement of the previous credit facility in the third quarter of fiscal 2007.
     In April 2007, we retired our outstanding principal of the 5 3/4% Notes with restricted cash. The outstanding principal on the 5 3/4% Notes had been cash collateralized during fiscal 2006 in order to prevent the early maturity of the credit facility in place at that time.
     In January 2007, we purchased, for $4.3 million, approximately 180 acres of land which had been previously leased by the Company. The purchase was financed with $1.5 million of cash and a $2.8 million promissory note. The promissory note is payable in four annual installments, matures in January 2011, and bears interest at a per annum rate of five percent.
     The Senior Credit Facility is secured by a substantial portion of our real property holdings and substantially all of our other assets, including the stock and assets of our material domestic subsidiaries that are guarantors of the facility. We are subject to certain limitations including the ability to: incur additional senior debt, release collateral, retain proceeds from asset sales and issuances of debt or equity, make certain investments and acquisitions, grant additional liens, and make restricted payments. We are also subject to financial covenants, which are as follows:

	Actual Ratios As of	Required Ratios August 31, 2007	Required Ratios December 1,
Financial Covenant	August 31, 2007	Through November 30, 2009	2009 and thereafter
Interest coverage ratio	4.46 to 1.00	Not less than: 2.25 to 1.00	Not less than: 2.25 to 1.00
Leverage ratio	3.33 to 1.00	Not greater than: 5.75 to 1.00	Not greater than: 5.50 to 1.00
     We were in compliance with our financial and non-financial covenants as of August 31, 2007.
     In June 2002, we filed a $300 million shelf registration statement with the SEC of which approximately $162 million remains available for issuance. We may use the shelf to issue debt securities, shares of common stock, or preferred stock.
Outlook
     As disclosed in Notes 11(a) and 11(b) of the Notes to Unaudited Condensed Consolidated Financial Statements, we have exposure for certain legal and environmental matters. We believe that it is currently not possible to estimate the impact, if any, that the ultimate resolution of certain of these matters will have on our financial position, results of operations, or cash flows.
     We believe that our existing cash and cash equivalents and credit facilities provide sufficient funds to meet our operating plan for the next twelve months. The operating plan for this period provides for full operation of our businesses, and interest and projected principal payments on our debt.
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
     As of August 31, 2007, our debt totaled $446.5 million: $371.7 million, or 83% was at an average fixed rate of 4.76%; and $74.8 million or 17% was at a variable rate of 7.80%.
     The estimated fair value of our total debt was $427.6 million as of August 31, 2007 compared to a carrying value of $446.5 million. The fair value of the term loan, convertible subordinated notes, senior subordinated notes, and convertible subordinated debentures was determined based on quoted market prices as of August 31, 2007. The fair value of the remaining debt was determined to approximate carrying value as the interest rates are generally variable, based on market interest rates, and reflect current market rates available to us.
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
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended August 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Except as disclosed in Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements, which is incorporated herein by reference, there have been no significant developments in the pending legal proceedings as previously reported in Part 1 Item 3, Legal Proceedings in our Annual Report on Form 10-K for the fiscal year ended November 30, 2006.
     Vinyl Chloride Cases. The following table sets forth information related to our historical product liability costs associated with our vinyl chloride litigation cases.

	Nine Months	Year	Year
	Ended	Ended,	Ended
	August 31,	Nov. 30,	Nov. 30,
	2007	2006	2005
	(dollars in thousands)
Claims filed	2	1	4
Claims dismissed	1	1	9
Claims settled	4	2	9
Claims pending	5	8	10
Aggregate settlement costs	$74	$76	$18
Average settlement costs	$18	$38	$2
     Legal and administrative fees for the vinyl chloride cases for the first nine months of fiscal 2007 were $0.2 million. Legal and administrative fees for the vinyl chloride cases for fiscal 2006 and fiscal 2005 were $0.4 million for each period.
     Asbestos Cases. The following table sets forth information related to our historical product liability costs associated with our asbestos litigation cases.

	Nine Months	Year	Year
	Ended	Ended,	Ended
	August 31,	Nov. 30,	Nov. 30,
	2007	2006	2005
	(dollars in thousands)
Claims filed	51	62	149 *
Claims dismissed	36	55	65
Claims settled	8 **	5	2
Claims pending	161	154	152
Aggregate settlement costs	$46	$67	$50
Average settlement costs	$8	$14	$25

*	Includes 30 cases tendered to the Company by PCC Flow Technologies, Inc. and its affiliates (PCC). PCC had originally tendered 57 cases, but 27 of these cases were dismissed prior to the Company’s and PCC’s August 31, 2005 settlement agreement.

**	Includes two cases originally tendered to the Company by PCC that were tendered back to PCC.
     Legal and administrative fees for the asbestos cases for the first nine months of fiscal 2007 were $0.5 million. Legal and administrative fees for the asbestos cases for fiscal 2006 and fiscal 2005 were $0.5 million for each period.
Item 1A. Risk Factors.
     There have been no material changes from our risk factors as previously reported in our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.

Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit No.	Exhibit Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith. All other exhibits have been previously filed.
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GenCorp Inc.

Date: September 27, 2007	By:	/s/ Yasmin R. Seyal
Yasmin R. Seyal
Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: September 27, 2007	By:	/s/ Terry L. Hall
Terry L. Hall
President and Chief Executive Officer (Principal Executive Officer)

Date: September 27, 2007	By:	/s/ R. Leon Blackburn
R. Leon Blackburn
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.