Form 10-K
period 2007-11-30
GENCORP INC
filed 2008-01-25
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 1-1520

GenCorp Inc.
(Exact name of registrant as specified in its charter)

Ohio	34-0244000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Highway 50 and Aerojet Road	95742
Rancho Cordova, California (Address of principal executive offices)	(Zip Code)
P.O. Box 537012 Sacramento, California (Mailing address)	95853-7012 (Zip Code)

Registrant’s telephone number, including area code
(916) 355-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.10 par value per share	New York Stock Exchange and Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☑ No

The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of May 31, 2007 was approximately $754 million.

As of January 22, 2008, there were 56.7 million outstanding shares of the Company’s Common Stock, $0.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2008 Proxy Statement of GenCorp Inc. relating to its annual meeting of shareholders scheduled to be held on March 26, 2008 are incorporated by reference into Part III of this Report.

GENCORP INC.

Annual Report on Form 10-K
For the Fiscal Year Ended November 30, 2007

*	The information called for by Items 10, 11, 12, 13, and 14, to the extent not included in this Report, is incorporated herein by reference to the information to be included under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board Committees,” “Executive Compensation,” “Director Compensation,” “Compensation Committee Report” “Compensation Committee Interlocks and Insider Participation,” “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Officers and Directors,” “Employment Agreements and Indemnity Agreements,” “Change in Control Severance Agreements,” “Determination of Independence of Directors,” and “Ratification of the Appointment of Independent Registered Public Accounting Firm,” in GenCorp Inc.’s 2008 Proxy Statement, within 120 days after the close of our fiscal year.

PART I

Item 1.	Business

Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10-K, the terms “we,” “our,” and “us” refer to GenCorp Inc. and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America.

Certain information contained in this Annual Report on Form 10-K should be considered “forward-looking statements” as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans, and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words “believe,” “estimate,” “anticipate,” “project” and “expect,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions, and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation, and anticipated costs of capital. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Some important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in the section “Risk Factors” in Item 1A of this Report.

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

We are a manufacturer of aerospace and defense systems with a real estate segment that includes activities related to the entitlement, sale, and leasing of our excess real estate assets. Our continuing operations are organized into two segments:

Aerospace and Defense — includes the operations of Aerojet-General Corporation, or Aerojet, which develops and manufactures propulsion systems for defense and space applications, armament systems for precision tactical weapon systems and munitions applications. We are one of the largest providers of propulsion systems in the United States (U.S.) and the only U.S. company that provides both solid and liquid propellant based systems. Primary customers served include major prime contractors to the U.S. government, the Department of Defense (DoD), and the National Aeronautics and Space Administration (NASA).

Real Estate — includes activities related to the entitlement, sale, and leasing of our excess real estate assets. We own approximately 12,600 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California, east of Sacramento (Sacramento Land). We are currently in the process of seeking zoning changes, removal of environmental restrictions and other governmental approvals on a portion of the Sacramento Land to optimize its value. We have filed applications with and submitted information to governmental and regulatory authorities for approvals necessary to re-zone approximately 6,400 acres of the Sacramento Land. We also own approximately 580 acres in Chino Hills, California. We are currently seeking removal of environmental restrictions. Once completed, we will work to maximize the value of the land.

Sales, segment performance, total assets, and other financial data for each segment for the three years ended November 30, 2007 are set forth in Note 9 to the Consolidated Financial Statements, included in Item 8 of this Report.

Our fiscal year ends on November 30 of each year. When we refer to a fiscal year, such as fiscal 2007, we are referring to the fiscal year ended on November 30 of that year.

We were incorporated in Ohio in 1915 and our principal executive offices are located at Highway 50 and Aerojet Road, Rancho Cordova, CA 95670. Our mailing address is P.O. Box 537012, Sacramento, CA 95853-7012 and our telephone number is 916-355-4000.

Our Internet website address is www.GenCorp.com. We have made available through our Internet website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC. We also make available on our Internet web site our corporate governance guidelines and the charters for each of the following committees of the Company’s Board of Directors: Audit; Corporate Governance & Nominating; Finance; and Organization & Compensation. Our corporate governance guidelines and such charters are also available in print to anyone who requests them.

Aerospace and Defense

For over 60 years, Aerojet has been an industry leader and pioneer in the development of critical products and technologies that have strengthened the U.S. military and enabled the exploration of space. Aerojet focuses on developing military, civil, and commercial systems and components that address the needs of the aerospace and defense industry markets. Due to the diversity of its propulsion technologies and the synergy of its product lines, Aerojet believes it is in a unique competitive position to offer its customers the most innovative and advanced solutions available in the domestic propulsion market. Aerojet has been able to capitalize on its strong technical capabilities to become a critical provider of components and systems for major propulsion programs. Aerojet propulsion systems have flown on manned and unmanned missions for NASA since the inception of the U.S. Space Program, and Aerojet has been a major supplier of propulsion products to the DoD since the founding of Aerojet. Principal customers include the DoD, NASA, United Launch Alliance, The Boeing Company (Boeing), Lockheed Martin Corporation (Lockheed Martin), and Raytheon Company (Raytheon).

•	Defense systems — Our defense system products include liquid, solid, and air-breathing propulsion systems and components. In addition, Aerojet is a supplier of both composite and metallic aerospace structural components, fire suppression systems and armament systems to the DoD and its prime customers. Product applications for our defense systems include strategic, tactical and precision strike missiles, missile defense systems, maneuvering propulsion systems, precision warfighting systems, and specialty metal products.

•	Space systems — Our space systems products include liquid, solid, and electric propulsion systems and components. Product applications for space systems include expendable and reusable launch vehicles, transatmospheric vehicles and spacecraft, separation and maneuvering systems, upper stage engines, satellites, large solid boosters, and integrated propulsion subsystems.

Industry Overview

While broad support continues for DoD and NASA budgets in the Government Fiscal Year (GFY) 2008 and beyond, the impact of the global war on terrorism, the cost of military support in Iraq and Afghanistan and the rising federal deficit has resulted in modest budget growth through 2012.

Department of Defense

Following a period of budget decreases in the post-Cold War era, the U.S. defense budget, as approved by Congress, has increased in recent years. The defense appropriations budget has risen to over $439 billion in GFY 2008 from $319 billion in GFY 2001. We expect the U.S. defense budgets for research, development, test and evaluation (RDT&E) and procurement, the primary funding sources for Aerojet’s programs, to remain level, with annual forecasts for RDT&E declining slightly, while procurement continues to show a slight increase through GFY 2012. While the top line DoD budget continues to increase, the Pentagon has announced it favors reductions in the overall rate of growth. Although the ultimate distribution of the defense budget remains uncertain, Aerojet is well positioned to benefit from DoD investment in high priority transformational systems that address current war fighting requirements as well as the re-capitalization of weapon systems and equipment being expended during deployment.

NASA

Congress continues to support the Constellation Program (previously the Vision for Space Exploration) unveiled by the Bush Administration in 2004, which renews commitments to space and planetary exploration. NASA’s 2007 appropriations, provided under a Continuing Resolution, were made equivalent to GFY 2006 appropriations of $16.2 billion. The President’s Budget Request for GFY 2008 looks to increase this spending to over $16.8 billion.

NASA has indicated its primary objectives for the initial phases of the Constellation Program will be to: (i) complete construction of the International Space Station; (ii) retire the Space Shuttle by 2010; (iii) develop Orion, a new crew exploration spacecraft and its launch vehicle Ares I; and (iv) the Commercial Orbital Transport System, designed to shuttle supplies to the International Space Station.

The Orion prime contractor, Lockheed Martin selected Aerojet to develop and produce all in-space propulsion for the Orion service and crew modules. In addition, Orbital Sciences, under contract to Lockheed Martin for the Orion launch abort system (LAS) selected Aerojet for significant propulsion work on the LAS program. The Orion program as currently envisioned represents a decade’s long production program for Aerojet that will be the focal point for future manned U.S. space exploration.

In addition, we believe Aerojet is well-positioned to provide propulsion solutions for some of NASA’s special interest areas: advanced propellant technology, attitude/reaction control systems, and robotic exploration propulsion. Furthermore, as a result of NASA’s intention to retire the Space Shuttle from service as early as 2010, we believe that NASA will focus on maneuvering and long-duration propulsion systems that are currently available and flight-proven, which may present additional opportunities for existing Aerojet product lines.

Competition

As the only domestic supplier of all four propulsion types — solid, liquid, air-breathing, and electric — we believe that Aerojet is in a unique competitive position. The diversity of its technologies and synergy of its product lines offer Aerojet customers the most innovative and advanced solutions available in the domestic propulsion market. The basis on which Aerojet competes in the Aerospace and Defense industry varies by program, but generally is based upon technology, quality, service, and price. Although market competition is intensive, we believe Aerojet possesses innovative and advanced propulsion solutions, combined with adequate resources to continue to compete successfully.

Participation in the defense and space propulsion market can be capital intensive requiring long research and development periods that represent significant barriers to entry. Aerojet may partner on various programs with its major customers or suppliers, some of whom are, from time to time, competitors on other programs.

The table below lists primary participants in the propulsion market:

Company	Parent	Propulsion Type	Propulsion Application

Aerojet	GenCorp Inc.	Solid, liquid, air- breathing, electric	Launch, in-space, tactical, strategic, missile defense
Alliant Techsystems	Alliant Techsystems Inc.	Solid, air-breathing	Launch, tactical, strategic, missile defense
Astrium	European Aeronautics Defense and Space Company and BAE Systems	Solid, liquid	In-space, tactical
Northrop Grumman Space Technology	Northrop Grumman Corporation	Liquid	In-space
Pratt & Whitney Rocketdyne	United Technologies Corporation	Liquid, air-breathing, electric	Launch, in-space, missile defense
American Pacific Corporation	American Pacific Corporation	Liquid, electric	In-space

The domestic liquid and solid propulsion markets remained unchanged in fiscal 2007 with Aerojet in the number two position in both markets, behind Alliant Techsystems in solids and Pratt & Whitney Rocketdyne in liquids.

Major Customers

As a merchant supplier to the Aerospace and Defense industry, we do not align ourselves with any single prime contractor except on a project-by-project basis. We believe that our position as a merchant supplier has helped us become a trusted partner to our customers, enabling us to maintain strong long-term relationships with a variety of prime contractors. Under each of our contracts, we act either as a subcontractor, where we sell our products to other prime contractors, or as a prime contractor, where we sell directly to the end user.

The principal end user customers of our products and technology are agencies of the U.S. government, U.S. prime contractors, and government agencies. Since a majority of Aerojet’s sales are, directly or indirectly, to the U.S. government, funding for the purchase of Aerojet’s products and services generally follows trends in U.S. defense spending. However, individual government agencies, which include the military services, the Defense Advanced Research Projects Agency, NASA, the Missile Defense Agency, and the prime contractors that serve these agencies, exercise independent purchasing power within “budget top-line” limits. Therefore, sales to the U.S. government are not regarded as sales to one customer, but rather each contracting agency is viewed as a separate customer.

Customers that represented more than 10% of net sales for the fiscal years presented are as follows:

	Year Ended November 30,
	2007	2006	2005

Lockheed Martin	28%	39%	39%
Raytheon	28	19	16
Boeing	—	10	—

Effective December 1, 2006, Lockheed Martin and Boeing formed the joint venture United Launch Alliance (ULA). ULA operates the space launch systems using the Atlas® V, Delta II, and Delta IV. The formation of ULA impacts the comparability of the net sales in fiscal 2007 to prior years for Lockheed Martin and Boeing.

Direct sales to the U.S. government and its agencies, or government customers, and indirect sales to government customers via direct sales to prime contractors accounted for a total of approximately 89% of sales, or approximately $665.9 million, in fiscal 2007. The following are approximate percentages of net sales by principal end user in fiscal 2007:

U.S. Air Force	31%
U.S. Navy	27
U.S. Army	21
NASA	10

Total U.S. government customers	89
Other customers	11

Total	100%

Major Programs

Defense Systems — Aerojet maintained its strong market position in the defense market segment in fiscal 2007 with key new and follow-on awards. Significant new wins included the Standard Missile Block 3 Throttling Divert and Attitude Control System and the Terminal High Altitude Air Defense (THAAD) Booster Fire Unit Fielding programs which represent long term production business support of both domestic and international needs. Important follow-on awards were received on the Exoatmospheric Kill Vehicle Divert and Attitude Controls System (EKV DACS), Standard Missile, and F-22 programs. These successes continue to strengthen our position as a propulsion leader in missile defense and tactical systems. We believe Aerojet is in a unique competitive position due to the diversity of its propulsion technologies (solid, liquid, and air-breathing), its complete warhead capabilities, its composites and metallic structures expertise, and the synergy of its product lines to offer its defense customers the most innovative and advanced solutions available in the domestic market.

A subset of our key defense systems programs are listed below:

Primary
Program	Customer	End Users	Program Description	Program Status

Advanced Second and Third Stage Booster	U.S. Air Force	U.S. Air Force	Solid booster	Development
Army Tactical Missile System	Lockheed Martin	U.S. Army	Tactical solid rocket motors	Production
F-22 Raptor Aircraft	Boeing	U.S. Air Force	Advanced electron beam welding for airframe structures	Production
Ford Crown Victoria Police Interceptor	Ford Motor Co.	Ford Motor Co.	Fire suppression systems	Production
Ground Based Mid-Course Defense Exoatmospheric Kill Vehicle Liquid Divert and Attitude Control Systems	Raytheon	Missile Defense Agency	Liquid propulsion divert and attitude control propulsion systems	Development/ Production
Javelin	Lockheed Martin/ Raytheon	U.S. Army	Tactical solid rocket motors	Development/ Production
Joint Air to Ground Missile	Lockheed Martin	U.S. Army	Tactical solid rocket motors	Development
Minuteman III	Northrop Grumman Corporation	U.S. Air Force	Liquid maneuvering propulsion	Development/ Production
Multiple Launch Rocket System	Lockheed Martin	U.S. Army	Tactical solid rocket motors	Production
Patriot Advanced Capability -3	Lockheed Martin	U.S. Army, Missile Defense Agency	Tactical solid rocket motors	Development/ Production
Standard Missile	Raytheon	U.S. Navy, Missile Defense Agency	Tactical solid rocket motors, throttling divert and attitude control systems and warhead	Development/ Production
Small Diameter Bomb/Focus Lethality Munition	Boeing	U.S. Air Force	Precision munitions	Development/ Production
Specialty Metal Products	General Dynamics and Others	U.S. Army	Specialty metal products	Development/ Production
Supersonic Sea Skimming Target	Orbital Sciences Corporation	U.S. Navy	Variable flow ducted rocket (air-breathing)	Production
Tactical Tomahawk	Raytheon	U.S. Navy	Tactical solid rocket motors and warheads	Production
Terminal High Altitude Air Defense	Lockheed Martin	U.S. Army, Missile Defense Agency	Tactical solid rocket motors	Development Production
Trident D5	Lockheed Martin	U.S. Navy	Post boost control system	Production
Tube-launched, Optically-tracked, Wire-guided Missile (TOW)	Raytheon	U.S. Army	Tactical missile warheads	Production

Space Systems — In fiscal 2007, Aerojet maintained its strong market position in space systems by capturing important propulsion contracts, the first of which was a U.S. Air Force hydrocarbon booster engine technology demonstrator which positions us to participate in the next generation U.S. Air Force liquid propulsion powered launch vehicle. In addition, Aerojet was awarded a contract for the first stage roll control liquid propulsion system for the Ares I launch vehicle, which as envisioned today represents a long term opportunity for Aerojet.

Aerojet’s commitment to quality and excellence in its space systems programs was reflected in its fiscal 2007 100% success on several space exploration and other critical missions using Aerojet’s products, including NASA’s Themis, Dawn, and Phoenix Mars Lander spacecraft missions; three Space Shuttle flights; and the launch of six Delta II vehicles and one Atlas V mission. These successes strengthen our legacy of supplying mission critical propulsion systems to the DoD and NASA as we have since the inception of the U.S. civil and military space programs and support our position as a critical supplier to our space systems customers.

A subset of our key space system programs is listed below:

Primary
Program	Customer	End Users	Program Description	Program Status

Advanced Extremely High Frequency MilSatCom	Lockheed Martin	U.S. Air Force	Electric and liquid spacecraft thrusters	Production
Atlas V	United Launch Alliance	U.S. Air Force, Commercial	Solid “strap-on” booster motors, upper stage thrusters, and separation motors	Production
Geostationary Satellite Systems	Lockheed Martin, Loral, Boeing, Orbital Sciences Corporation, Astrium	Various	Electric and liquid spacecraft thrusters, propellant tanks and Bi-propellant apogee engines	Production
Delta II	United Launch Alliance	NASA, U.S. Air Force, Commercial	Upper stage pressure-fed liquid rocket engines	Production
Delta IV	United Launch Alliance	NASA, U.S. Air Force, Commercial	Upper stage thrusters	Production
Hydrocarbon Booster	Air Force Research Laboratory	U.S. Air Force	Liquid Booster	Development
Global Positioning Systems	Boeing	U.S. Air Force	Intergrated propulsion systems	Development/ Production
LOX Methane Reaction Control Engine	NASA	NASA	Develop fuels for reaction control engine	Development
Mars Lander Engine	Jet Propulsion Lab (JPL)	JPL	Liquid spacecraft thrusters	Qualification and production
Orion Crew Mode & Service Mode Propulsion	Lockheed Martin/Orbital Sciences	NASA	Develop and qualify engines and propulsion systems for Human spaceflight system	Development
Space Shuttle	United Space Alliance	NASA	Thrusters, gas generators and spares	Production
Titan IV	Lockheed Martin	U.S. Air Force	Program in contract and facility close out	Final Titan IV launched in 2005
Upper Stage Engine Technology	U.S. Air Force Research Laboratory	NASA, U.S. Air Force	Develop design tools for future upper stage liquid engines	Development

Contract Types

Under each of its contracts, Aerojet acts either as a prime contractor, where it sells directly to the end user, or as a subcontractor, selling its products to other prime contractors. Research and development contracts are awarded during the inception stage of a program’s development. Production contracts provide for the production and delivery of mature products for operational use. Aerojet’s contracts are primarily categorized as either “fixed-price” or “cost-reimbursable.” During fiscal 2007, approximately 46% of our net sales were from fixed-price contracts and 44% from cost-reimbursable contracts.

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

Cost-reimbursable contracts are typically (i) cost plus fixed fee, (ii) cost plus incentive fee, or (iii) cost plus award fee contracts. For cost plus fixed fee contracts, Aerojet typically receives reimbursement of its costs, to the extent the costs are allowable under contractual provisions, in addition to receiving a fixed fee. For cost plus incentive fee contracts and cost plus award fee contracts, Aerojet receives adjustments to the contract fee, within designated limits, based on actual results as compared to contractual targets for factors such as cost, performance, quality, and schedule.

Many programs under contract have product life cycles exceeding 10 years, such as the Delta, Standard Missile, TOW, and Tomahawk programs. It is typical for U.S. government propulsion contracts to be relatively small during development phases that can last from two to five years, followed by low-rate and then full-rate production, where annual funding can grow as high as approximately $30 million to $60 million a year over many years.

Government Contracts and Regulations

Our sales are driven by pricing based on costs incurred to produce products or perform services under contracts with the U.S. government. U.S. government contracts generally are subject to Federal Acquisition Regulations (FAR), agency-specific regulations that implement or supplement FAR, such as the DoD’s Defense Federal Acquisition Regulations and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, and audit requirements. A contractor’s failure to comply with these regulations and requirements could result in reductions of the value of contracts, contract modifications or termination, and the assessment of penalties and fines and could lead to suspension or debarment from government contracting or subcontracting for a period of time. In addition, government contractors are also subject to routine audits and investigations by U.S. government agencies such as the Defense Contract Audit Agency (DCAA). These agencies review a contractor’s performance, cost structure, and compliance with applicable laws, regulations, and standards. The DCAA also reviews the adequacy of, and a contractor’s compliance, with its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation, and information systems.

Backlog

As of November 30, 2007, our total backlog was $912 million compared with $718 million as of November 30, 2006. Of our November 30, 2007 backlog, approximately $465 million, or 51%, is not expected to be filled within one year.

Total backlog includes both funded backlog (the amount for which money has been directly authorized by the U.S. Congress, or for which a purchase order has been received from a commercial customer) and unfunded backlog (firm orders for which funding has not been appropriated). Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. Backlog is subject to delivery delays or program cancellations which are beyond our control. Funded backlog was $566 million and $565 million at November 30, 2007 and 2006, respectively.

Research and Development

We view Aerojet research and development efforts as critical to maintain its leadership position in markets in which it competes. We maintain an active research and development effort supported primarily by customer funding. Customer-funded research and development expenditures are funded under contract specifications, typically research and development contracts, several of which we believe may become key programs in the future. We believe customer-funded research and development activities are vital to our ability to compete for contracts and to enhance our technology base.

Aerojet’s company-funded research and development efforts include expenditures for technical activities that are vital to the development of new products, services, processes or techniques, as well as those expenses for significant improvements to existing products or processes.

The following table summarizes Aerojet’s research and development expenditures during the past three fiscal years:

	Year Ended
	November 30,
	2007	2006	2005
	(In millions)

Customer-funded	$269	$220	$177
Company-funded	17	14	13

Total research and development expenditures	$286	$234	$190

Suppliers, Raw Materials and Seasonality

Availability of raw materials and supplies to Aerojet is generally sufficient. Aerojet is sometimes dependent, for a variety of reasons, upon sole-source suppliers and has in some instances in the past experienced difficulties meeting production and delivery obligations because of delays in delivery or reliance on such suppliers. We closely monitor sources of supply to assure adequate raw materials and other supplies needed in our manufacturing processes are available. As a U.S. government contractor, we are frequently limited to procuring materials and components from sources of supply that meet rigorous customer and/or government specifications. In addition, as business conditions, DoD budgets, and Congressional allocations change, suppliers of specialty chemicals and materials sometimes consider dropping low-volume items from their product lines. This may require us to qualify new suppliers for raw materials on key programs.

We are also impacted, as is the rest of the industry, by increases in the prices and lead-times of raw materials used in production on various fixed-price contracts. We have seen an increase in the price and lead-times for commodity metals, primarily steel, titanium and aluminum. Aerojet monitors the price and supply of these materials and works closely with suppliers to schedule purchases far enough in advance and in the most economical means possible to minimize program impact.

Aerojet’s business is not subject to predictable seasonality. Primary factors affecting the timing of Aerojet’s sales include the timing of government awards, the availability of U.S. government funding, contractual product delivery requirements, and customer acceptances.

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

Real Estate

Through our Aerojet subsidiary, we own approximately 12,600 acres of land in the Sacramento metropolitan area (Sacramento Land). The property is located 15 miles east of downtown Sacramento, California along U.S. Highway 50, a key growth corridor in the region. We believe our land has competitive advantages over other land in the area, including being one of the largest single-owner land tracts suitable for development in the Sacramento region and being a desirable “in-fill” location surrounded by residential and business properties.

The Sacramento Land was acquired by Aerojet in the early 1950s for Aerojet’s operations. Most of the Sacramento Land was used to provide safe buffer zones for Aerojet’s testing and manufacturing operations. Changes in propulsion technology coupled with the relocation of certain of our propulsion operations led us to determine that some portions of the Sacramento Land were no longer needed for Aerojet’s operations in

Sacramento. Consequently, our plan has been to reposition the excess Sacramento Land to optimize its value. We currently have entitlement requests pending for the re-zoning of approximately 6,400 acres of excess Sacramento Land. Our entitlement efforts are expected to increase the excess land value over its current value. The term “entitlements” is generally used to denote the set of regulatory approvals required to allow land to be zoned for requested uses. Required regulatory approvals vary with each land zoning proposal and may include permits, land use master plans, zoning designations, state and federal environmental documentation, and other regulatory approvals unique to the land.

The housing market in the Sacramento region continued to struggle in 2007. However, we believe that this downturn does not change the long-term prospects for the Sacramento region, which we believe still remains an attractive and affordable alternative to the San Francisco Bay area and other large metropolitan areas of California. The excess Sacramento Land is positioned in one of the strongest growth corridors of the region, and commands a unique location advantage. We believe the compelling Sacramento area demographic and real estate fundamentals support our objective of creating value by re-zoning a substantial portion of the excess Sacramento Land.

Concurrent with our entitlements efforts, we will continue to explore how we might best obtain value from our excess Sacramento Land, including outright sales, and/or joint ventures with real estate developers, residential builders, and/or other third parties.

The Sacramento Land is comprised as follows:

	Environmentally	Environmentally
	Unrestricted	Restricted(1)	Total

Excess Sacramento Land for which we are currently seeking entitlement	3,014	3,435	6,449
Land available for future entitlement(2)	1,003	—	1,003
Aerojet operations land(3)	24	5,094	5,118

Total Sacramento Land	4,041	8,529	12,570

(1)	See Note 7(c) in Notes to Consolidated Financial Statements for a discussion of the federal and/or state environmental restrictions affecting portions of the Sacramento Land.

(2)	We believe it will be several years before any of this excess Sacramento Land is available for future entitlement will be processed for a change in entitlement. Some of this excess land is outside the current Urban Services Boundary established by the County of Sacramento (County) and all of it is far from existing infrastructure, making it uneconomical to pursue entitlement for this land at this time.

(3)	We believe that the Aerojet operations land is more than adequate for Aerojet’s long-term needs. As we reassess Aerojet’s needs in the future, portions of this land may become available for entitlement.

Sacramento Land for Which We are Seeking Entitlement

We are currently seeking entitlement on approximately 6,400 acres of excess Sacramento Land under the brand name of Easton. Our Easton master plans reflect efforts to make Easton one of the finest master-planned communities in the region. Easton will include a broad range of housing as well as office, industrial, retail, and recreational uses. The broad range of land uses will ensure long-term value enhancement of our excess land. The entitlement process in California is long and uncertain with approvals required from various authorities, including local jurisdictions, the U.S. Army Corps of Engineers (USACE) and the U.S. Department of Interior, Fish and Wildlife Service (USFWS).

The acreage, our current estimate of when local entitlements may be achieved based on information currently available and other information regarding the various Easton projects is summarized as follows:

	Expected		Environmentally	Environmentally
Easton Projects	Entitlement Dates(1)		Unrestricted	Restricted(3)	Total

Rio del Oro	2008		—	2,709	2,709
Glenborough and Easton Place	2008		1,043	349	1,392
Westborough	2010	(2)	1,387	272	1,659
Hillsborough	After 2010		532	97	629
Office Park and Auto Mall	Approved		52	8	60

Total Easton acreage			3,014	3,435	6,449

(1)	Does not include removal of state and federal environmental restrictions. Dates do not reflect the possibility of litigation subsequent to project approvals.

(2)	This date reflects our estimate of the entitlement of the first phase of Westborough. We do not expect the second phase to receive entitlement until after 2010.

(3)	The environmentally restricted acreage described above is subject to restrictions imposed by state and/or federal regulatory agencies because of Aerojet’s historical propulsion activities, even though most of the land was never used for propulsion testing and manufacturing. We are actively working with the various regulatory agencies to have the restrictions removed as early as practicable.

Additional information concerning each of Easton projects is set forth below.

Rio del Oro

Background — In 2002, we filed an application with the County for a general plan amendment and request for re-zoning of an approximately 2,700 acre project called Rio del Oro. In 2003, this application was transferred to the newly incorporated City of Rancho Cordova (Rancho Cordova). Our application was submitted in conjunction with an application by Elliott Homes (Elliott) for an approximately 1,100 acre parcel of land that we sold to Elliott in 2001 adjacent to our Rio del Oro property. Pursuant to our agreement with Elliott, Elliott is obligated to pay costs associated with seeking entitlement for the entire Rio del Oro project. The general categories of land use by acreage for the Rio del Oro project are estimated as follows:

Total

Residential	1,920
Village services and employment	521
Education	152
Open space and public	1,236

Total Rio del Oro acreage	3,829

There are no assurances that Rancho Cordova will approve any plan, and if it approves a plan, that the final plan would conform to these general use categories and areas.

Status — We have been working with the Rancho Cordova staff on the Environmental Impact Review (EIR) and Environmental Impact Statement (EIS) since December 2003. In December 2006, the draft EIR/EIS was released for public review. After public comments were received on the draft EIR/EIS and after consideration of recent court decisions involving other properties, Rancho Cordova decided that limited portions of the EIR/EIS should be re-written and re-circulated for public review and comment. Rancho Cordova currently estimates completing its review and changes to the EIR/EIS with the USACE, completing the limited public comments re-circulation, and having a final EIR/EIS ready for approval by the City Council and the USACE in the first half of 2008.

We are in the process of negotiating a development agreement with the City of Rancho Cordova with respect to the Rio del Oro project. A development agreement is a contract between a landowner and the entitling authority that governs some or all of the development rights for a project. Development agreements vest the rights of the entitling authority and the landowner in an effort to ensure long-term value is enhanced for both parties.

The Rio del Oro project has extensive wetland conservation areas and preserved habitats for certain species on the Federal Endangered Species List. Accordingly, we are working with USFWS on a conservation plan that we expect to complete within the next year and that will be a part of the approval of the land use application by Rancho Cordova and federal agencies.

We are working with the USACE to obtain the necessary permits under Section 404 of the Clean Water Act (Section 404 Permit) for this project.

Environmental Restrictions — Our Rio del Oro property is subject to certain California state environmental restrictions. We are working with state regulators to remove such restrictions. We believe approximately 2,200 acres of the Rio del Oro land should have environmental restrictions lifted in 2008. We will then work to have the environmental restrictions lifted on the remaining 500 acres. We believe the timing on removal of the remaining restrictions should not adversely affect the projected phasing of the project.

Water Supply — In California, all applications for a change in land use must identify a source of water to serve the proposed project. We initially addressed this issue for the Rio del Oro and Westborough projects with our 2003 water agreement (Aerojet/SCWA Agreement) with the Sacramento Country Water Agency (SCWA). Under the Aerojet/SCWA Agreement, Aerojet transferred certain amounts of remediated groundwater from the Sacramento Land to SCWA (Transferred Water). Subject to conditions and limitations in the agreement, including all required approvals under the California Environmental Quality Act (CEQA), SCWA assumed the responsibility for providing replacement water to those water purveyors who lost wells as a result of groundwater contamination (Replacement Water), and committed to supply water to us for development of our Sacramento Land in an amount equal to the difference between the Transferred Water and the Replacement Water. SCWA has requested modifications to the existing Aerojet/SCWA Agreement. Aerojet is working with SCWA on water supply issues and anticipates that these discussions will lead to a mutually satisfactory resolution and a modified agreement between Aerojet and SCWA.

Other — In 2001, we granted Elliott an option to purchase 400 acres of our Rio del Oro property, at a fixed purchase price of $10 million. The option must be exercised within 60 days after the environmental restrictions have been lifted from the Rio del Oro property and a separate legal parcel has been created. The purchase price will be paid at the time of closing.

Glenborough at Easton and Easton Place

Background — In 2002, we filed an application with the County for a general plan amendment and request for re-zoning of an approximate 1,400 acre master-planned community called Glenborough at Easton and Easton Place. The general categories of land use by acreage are estimated as follows:

Total

Residential	530
Commercial, retail, mixed-use, and office	202
Roads and parkways	140
Open space	391
Schools	40
Community resources and parks	89

Total Glenborough and Easton Place acreage	1,392

There are no assurances that the County will approve any plan, and if it approves a plan, that the final plan will conform to these uses and areas.

Status — The County began preparation of the EIR for Glenborough at Easton and Easton Place in June 2005. The administrative draft EIR was delivered by the EIR consultant to the County in December 2007. We expect the County to release the draft EIR for public review and comment in the first half of 2008. We are in the process of drafting a development agreement with the County with respect to the Glenborough at Easton project.

The Glenborough at Easton project has extensive habitat for the Valley Elderberry Long-horned Beetle (VELB). We are working with the USFWS to develop a comprehensive mitigation plan that will provide suitable mitigation for the impact caused by the project.

We are working with the USACE to obtain the necessary permits under Section 404 of the Clean Water Act (Section 404 Permit) for this project.

Environmental Restrictions — Approximately 350 acres in Glenborough at Easton are subject to federal environmental restrictions. A portion of such 350 acres includes a closed landfill. Before these 330 acres can be utilized, the existing federal environmental restrictions must be removed, and the landfill must be removed. In 2007, the Sacramento County approved our landfill removal plan. We believe the timing on removal of these restrictions should not adversely affect the projected phasing of the project.

Water Supply — In 2007, we entered into an agreement with the City of Folsom (Folsom) under which, among other things, Aerojet transfer the right to certain other remediated groundwater from the Sacramento Land to Folsom. In exchange, Folsom agreed to serve Aerojet water for its own use, and to provide water to the Glenborough at Easton and Easton Place projects when actual development begins.

Westborough

Background — In 2004, we filed an application with Rancho Cordova for a general plan amendment for an approximate 1,700 acre project named Westborough. We expect the Westborough project to be completed in two phases. In June 2005, we submitted an updated general plan amendment and a re-zoning application for approximately 1,100 acres as the first phase of Westborough. The second phase consisting of approximately 550 acres lies partially within the jurisdiction of Rancho Cordova and partially within the jurisdiction of the County. Consequently, over the next few years, we will be working with Rancho Cordova and the County to reach agreement on the terms and conditions for annexation of the County land by Rancho Cordova. Once an agreement is achieved, we will file a similar application for the second phase with Rancho Cordova.

Status — Rancho Cordova released the EIR Notice of Preparation in October 2007 and the City’s EIR consultant continues to work on the various technical studies necessary for the EIR for the initial phase. The Westborough project also has extensive habitat for the VELB. We are working with the USFWS to develop a comprehensive mitigation plan that will provide suitable mitigation for the impact caused by the project.

We are also working with the USACE to obtain the necessary permits under Section 404 of the Clean Water Act (Section 404 Permit) for this project.

Environmental Restrictions — Approximately 270 acres of the second phase of Westborough is subject to federal environmental restrictions which we do not expect to be removed for several years. These environmental restrictions do not affect the first phase of the Westborough project.

Water Supply — Golden State Water Company (GSWC) has made filings with the California Public Utilities Commission (PUC) seeking approval to provide water service to the Westborough project. Westborough is contiguous to GSWC’s service territory in Eastern Sacramento County. GSWC entered into an agreement with SCWA in 2003 at the same time Aerojet and SCWA entered into the Aerojet/SCWA Agreement. SCWA has filed a letter of protest with the PUC with respect to GSWC’s request to serve the Westborough project. Aerojet, GSWC and SCWA have had ongoing discussions regarding amending their respective water agreements. We expect that these discussions will lead to a mutually satisfactory resolution and modified agreements, and that GSWC will ultimately be approved by the PUC to provide water service to the Westborough project.

Other — In 2004, we entered into an agreement with Elliott Homes to sell 100 acres of the Westborough property for $3.1 million. This transaction is expected to close after a new legal parcel is created. The purchase price will be paid at the time of closing. As partial consideration for this agreement, Elliott also agreed to remove a restriction on residential development of Westborough that had extended through 2009 and that had been granted to Elliott pursuant to a fiscal 2001 transaction.

Hillsborough

Aerojet and other land owners that together control approximately 3,500 acres within the City of Folsom’s Sphere of Influence (SOI) are working with Folsom to develop a land use plan, and are conducting overall market and technical studies. Our 629 acre Hillsborough project is within this acreage. The proposed land uses for the 629 acres include residential, office, and retail. The annexation process is expected to be complex and lengthy. The water source for the SOI will be addressed by Folsom as part of the annexation process. We currently estimate that the required regulatory approvals for the Hillsborough project will be received after 2010.

Office Park and Auto Mall

In March 2003, we signed a memorandum of understanding with respect to entering into a joint venture with Panattoni Development Company for the creation of an office park. An office park is consistent with the existing zoning for the property. We are working with Panattoni and the USACE to obtain the necessary governmental approvals.

In fiscal 2006, we obtained County approval for a thirty-acre auto mall on Folsom Boulevard. We sold two parcels totaling approximately twenty acres to two automobile dealers in fiscal 2003 for $5.9 million. Aerojet is obligated to provide certain land improvements necessary to bring utilities to each of these parcels. These improvements are expected to be completed in the first half of 2008.

Other Real Estate

Aerojet owns approximately 580 acres of excess land in Chino Hills, California, which includes 180 acres that were previously leased by Aerojet. This property was used for the manufacture and testing of ordnance. With the sale of its ordnance business in the mid-1990s, Aerojet closed this facility and commenced clean-up of the site. Aerojet continues to work with state regulators and the City of Chino Hills (Chino Hills) to complete those efforts. Once the remediation is complete, Aerojet will work to maximize the value of the property.

We currently lease to third parties approximately 313,000 square feet of office space and three acres of land. These leasing activities generated $6.3 million in revenue in fiscal 2007.

Environmental Matters

Our current and legacy business operations are subject to, and affected by, federal, state, local, and foreign environmental laws and regulations relating to the discharge, treatment, storage, disposal, investigation, and remediation of certain materials, substances, and wastes. Our policy is to conduct our business with due regard for the preservation and protection of the environment. We continually assess compliance with these regulations and management of environmental matters. We believe our current operations are in substantial compliance with all applicable environmental laws and regulations.

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

Employees

As of November 30, 2007, 16% of our 3,252 employees were covered by collective bargaining agreements which are due to expire in the summer of 2008. We believe that our relations with our employees are good.

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

The cancellation or material modification of one or more significant contracts could adversely affect our financial results.

Sales, directly and indirectly, to the U.S. government and its agencies accounted for approximately 89% of our total net sales in fiscal 2007. Our contracts typically permit the U.S. government to unilaterally modify or terminate a contract or to discontinue funding for a particular program at any time. The cancellation of one or more significant contracts and/or programs could have a material adverse effect on our ability to realize anticipated sales and profits. The cancellation of a contract, if terminated for cause, could also subject us to liability for the excess costs incurred by the U.S. government in procuring undelivered items from another source. If terminated for convenience, our recovery of costs would be limited to amounts already incurred or committed, and our profit would be limited to work completed prior to termination.

Future reductions or changes in U.S. government spending could adversely affect our financial results.

Our primary aerospace and defense customers include the DoD and its agencies, the government prime contractors that supply products to these customers, and NASA. As a result, we rely on particular levels of U.S. government spending on propulsion systems for defense and space applications and armament systems for precision tactical weapon systems and munitions applications, and our backlog depends, in a large part, on continued funding by the U.S. government for the programs in which we are involved. These spending levels are not generally correlated with any specific economic cycle, but rather follow the cycle of general political support for this type of spending. Moreover, although our contracts often contemplate that our services will be performed over a period of several years, Congress usually must approve funds for a given program each government fiscal year and may significantly reduce or eliminate funding for a program. A decrease in U.S. military expenditures, or the elimination or curtailment of a material program in which we are involved, could have a material adverse effect on our operating results, financial condition, and/or our cash flows.

A significant percentage of our sales are generated from fixed-price contracts. If we experience cost overruns on these contracts, we would have to absorb the excess costs and could adversely affect our financial results.

In fiscal 2007, approximately 46% of our net sales were from fixed-price contracts. Under fixed-price contracts, we agree to perform specified work for a fixed price and realize all of the profit or loss resulting from variations in the costs of performing the contract. As a result, all fixed-price contracts involve the inherent risk of unreimbursed cost overruns. To the extent we were to incur unanticipated cost overruns on a program or platform subject to a fixed-price contract, our profitability would be adversely affected. Future profitability is subject to risks including the ability of suppliers to deliver components of acceptable quality on schedule and the successful implementation of automated tooling in production processes.

Our success and growth in our Aerospace and Defense segment depends on our ability to secure contracts.

We encounter intense competition in bidding for contracts. Many of our competitors have financial, technical, production, and other resources substantially greater than ours. Although the downsizing of the defense industry in the early 1990s has resulted in a reduction in the aggregate number of competitors, the consolidation has also strengthened the capabilities of some of the remaining competitors resulting in an increasingly competitive environment. The U.S. government also has its own manufacturing capabilities in some areas. We may be unable to compete successfully with our competitors and our inability to do so could result in a decrease in revenues that we historically have generated from certain contracts. Further, the U.S. government may open to competition programs on which we are currently the sole supplier, could have a material adverse effect on our operating results, financial condition, and/or our cash flows.

Our Aerospace and Defense segment is subject to procurement and other related laws and regulations inherent in contracting with the U.S. government, non-compliance with which could adversely affect our financial results.

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

These laws and regulations provide for ongoing audits and reviews of incurred costs as well as contract procurement, performance and administration. The U.S. government may, if it deems appropriate, conduct an investigation into possible illegal or unethical activity in connection with these contracts. Investigations of this nature are common in the aerospace and defense industry, and lawsuits may result. In addition, the U.S. government and its principal prime contractors periodically investigate the financial viability of its contractors and subcontractors as part of its risk assessment process associated with the award of new contracts. If the U.S. government or one or more prime contractors were to determine that we were not financially viable, our ability to continue to act as a government contractor or subcontractor would be impaired.

Our inability to adapt to rapid technological changes could impair our ability to remain competitive.

The aerospace and defense industry continues to undergone rapid and significant technological development. Our competitors may implement new technologies before we are able to, allowing them to provide more effective products at more competitive prices. Future technological developments could:

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

We may experience warranty claims for product failures, schedule delays or other problems with existing or new products and systems.

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

Our operations and properties are currently the subject of significant environmental liabilities, and the numerous environmental and other government regulations to which we are subject may become more stringent in the future.

We are subject to federal, state and local laws and regulations that, among other things, require us to obtain permits to operate and install pollution control equipment and regulate the generation, storage, handling, transportation, treatment, and disposal of hazardous and solid wastes. We may also be subject to fines and penalties relating to the operation of our existing and formerly owned businesses. We are subject to toxic tort and asbestos lawsuits as well as other third-party lawsuits, due to either our past or present use of hazardous substances or the alleged on-site or off-site contamination of the environment through past or present operations. We may incur material costs in defending these claims and lawsuits. Any adverse judgment or cash outlay could have a material adverse effect on our operating results, financial condition, and/or our cash flows.

For additional discussion of legal and environmental matters, please see the discussion in Note 7 in Notes to Consolidated Financial Statements.

Although some of our environmental costs may be recoverable and we have established reserves, given the many uncertainties involved in assessing liability for environmental claims, our reserves may not be sufficient.

Under an agreement with the U.S. government, the U.S. government recognizes as allowable for government contract cost purposes up to 88% of environmental expenses at our Sacramento and former Azusa sites. Environmental expenses at other sites are treated under the normal rules of cost allowability. Aerojet’s mix of contracts can affect the actual reimbursement made by the U.S. government. Because these costs are recovered through forward pricing arrangements, our ability to continue recovering these costs from the U.S. government depends on Aerojet’s sustained business volume under U.S. government contracts and programs and the relative size of Aerojet’s commercial business.

As of November 30, 2007, we had established environmental reserves of $270.0 million, which we believe to be sufficient to cover our future remediation costs that could be incurred by us over the contractual term, if any, or next fifteen years of the estimated remediation. However, given the many uncertainties involved in assessing liability for environmental claims, our reserves may prove to be insufficient. We evaluate the adequacy of those reserves on a quarterly basis, and they could change. In addition, the reserves are based only on known sites and the known contamination at those sites. It is possible that additional sites needing remediation may be identified or that unknown contamination at previously identified sites may be discovered. It is also possible that the regulatory agencies may change clean-up standards for chemicals of concern such as ammonium perchlorate and trichloroethylene. This could lead to additional expenditures for environmental remediation in the future and given the uncertainties involved in assessing liability for environmental claims, our reserves may prove to be insufficient.

For additional discussion of environmental matters, please see the environmental discussion in Note 7 in Notes to Consolidated Financial Statements.

The release or explosion of dangerous materials used in our business could disrupt our operations and could adversely affect our financial results.

Our business operations involve the handling and production of potentially explosive materials and other dangerous chemicals, including materials used in rocket propulsion and explosive devices. Despite our use of specialized facilities to handle dangerous materials and intensive employee training programs, the handling and production of hazardous materials could result in incidents that temporarily shut down or otherwise disrupt our manufacturing operations and could cause production delays. It is possible that a release of these chemicals or an explosion could result in death or significant injuries to employees and others. Material property damage to us and third parties could also occur. The use of these products in applications by our customers could also result in liability if an explosion or fire were to occur. Any release or explosion could expose us to adverse publicity or liability for damages or cause production delays, any of which could have a material adverse effect on our operating results, financial condition, and/or our cash flows.

Future reductions in airbag propellant volume could adversely affect our financial results.

One of our plants produces large volumes of propellants used in automobile airbags sold to a single customer. These products are subject to cost competition from other domestic and foreign suppliers. The loss of significant volume could affect fixed cost absorption for the plant, which could have a material adverse effect on our operating results, financial condition, and/or our cash flows.

Disruptions in the supply of key raw materials and difficulties in the supplier qualification process, as well as increases in prices of raw materials, could adversely affect our financial results.

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

Current suppliers of some raw materials used in the manufacturing of rocket nozzles, composite cases and explosives have announced plans to relocate, close, and/or discontinue certain product lines. These materials, which include TPB/Flexzone, Iron Oxide lacquer and other constituents, are used industry-wide and are key to many of our motor and warhead programs. We continue our efforts at qualifying new suppliers and materials for these materials and we expect that such new materials can be available in time to meet our future production needs. In some situations, increased costs related to new suppliers may not be recoverable under our contracts. In addition, some of these materials may have to be procured from offshore suppliers.

The supply of ammonium perchlorate, a principal raw material used in solid propellant, is limited to a single source that supplies the entire domestic solid propellant industry. This single source, however, maintains two separate manufacturing lines a reasonable distance apart which helps mitigate the likelihood of a fire, explosion, or other problem impacting supply. The industry also currently relies on one primary supplier for graphite fiber, which is used in the production of composite materials. This supplier has multiple manufacturing lines for such material. Although other sources of graphite fiber exist, the addition of a new supplier would require us to qualify the new source for use. Recently, the Japanese government has imposed export restrictions on materials that are to be used in offensive weapons systems. To date, this has not impacted our production but has increased the lead times associated with the product as its export has to be approved by the Japanese Defense Ministry.

We are also impacted, as is the rest of the industry, by increases in the prices and lead-times of raw materials used in production on various fixed-price contracts. We continue to experience increases in the price and lead-times of certain commodity metals, primarily steel and aluminum. Titanium mill products continue to be monitored and we have seen some softening in the schedules and pricing, however, both remain well above historical levels. We monitor the price and supply of these materials and work closely with suppliers to schedule purchases far enough in advance and in the most economical means possible to reduce program impact. Additionally, whenever possible, we have negotiated with our customers economic and/or price adjustment clauses tied to commodity indices. Our past success in negotiating these terms is no indication of our ability to continue to do so. The U.S. Department of Defense has begun to rigorously enforce the provisions of the “Berry Amendment” (DFARS 225-7002, 252.225-7014) which imposes a requirement to procure only certain strategic materials critical to national security from U.S. sources. Due to the limited U.S. supply of these metals and the requirement to use domestic sources, lead times and cost impacts have been significant to our defense programs.

Prolonged disruptions in the supply of any of our key raw materials, difficulty qualifying new sources of supply, implementing use of replacement materials or new sources of supply, and/or a continuing increase in the prices of raw materials could have a material adverse effect on our operating results, financial condition, and/or our cash flows.

The real estate market is inherently risky.

Our real estate activities may subject us to various risks including the following:

•	we may be unable to obtain, or suffer delays in obtaining, necessary re-zoning, land use, building, occupancy, and other required governmental permits and authorizations, which could result in increased costs or our abandonment of these projects;

•	we may be unable to complete environmental remediation or to have lifted state and federal environmental restrictions on our property, which could cause a delay or abandonment of these projects;

•	we may be unable to obtain sufficient water sources to service our projects, which may prevent us from executing our plans;

•	our real estate activities require significant capital expenditures and we may not be able to obtain financing on favorable terms, which may render us unable to proceed with our plans;

•	economic and political uncertainties could have an adverse effect on consumer buying habits, construction costs, availability of labor and materials and other factors affecting us and the real estate industry in general;

•	our property is subject to federal, state, and local regulations and restrictions that may impose significant limitations on our plans;

•	much of our property is raw land which includes the natural habitats of various endangered or protected wildlife species requiring mitigation;

•	if our land use plans are approved by the appropriate governmental authorities, we may face potential lawsuits from those who oppose such plans. Such lawsuits and the costs associated with such opposition could be material and have an adverse effect on our ability to sell property or realize income from our projects; and

•	the time frame required for approval of our plans means that we may have to wait years for a significant cash return.

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

While we have owned our Sacramento real estate for over 50 years, we have limited real estate experience. Therefore, we do not have substantial history from which you can draw conclusions about our ability to execute our real estate plans.

We have a substantial amount of debt.

We have a substantial amount of debt for which we are required to make interest and principal payments. As of November 30, 2007, we had $446.3 million of debt. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future.

Our level of debt places significant demands on our cash resources, which could:

•	make it more difficult to satisfy our outstanding debt obligations;

•	require us to dedicate a substantial portion of our cash for payments on debt, reducing the amount of cash flow available for working capital, capital expenditures, entitlement of our real estate assets, and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in the industries in which we compete;

•	place us at a competitive disadvantage compared to our competitors, some of which have lower debt service obligations and greater financial resources than we do;

•	limit our ability to borrow additional funds; and

•	increase our vulnerability to general adverse economic and industry conditions.

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

All of the operations of our Aerospace and Defense and Real Estate segments are conducted through subsidiaries. Consequently, our cash flow and ability to service our debt obligations will be largely dependent upon the earnings and cash flows of our operating subsidiaries and the distribution of those earnings to us, or upon loans, advances or other payments made by these subsidiaries to us. The ability of our subsidiaries to pay dividends or make other payments or advances to us will depend upon their operating results and cash flows and will be subject to applicable laws and any contractual restrictions contained in the agreements governing their debt, if any.

We are from time to time subject to significant litigation, the outcome of which could adversely affect our financial results.

We and our subsidiaries are subject to material litigation. We may be unsuccessful in defending or pursuing these lawsuits or claims. Regardless of the outcome, litigation can be very costly and can divert management’s efforts. Adverse outcomes in litigation, including toxic tort claims pending against Aerojet and the appeals of the unfair labor claims brought by former employees of the Company’s Snappon SA subsidiary in France could have a material adverse effect on our operating results, financial condition, and/or our cash flows. See Item 3, Legal Proceedings and Note 7 in Notes to Consolidated Financial Statements for more detailed information on legal proceedings.

We may expand our operations through acquisitions, which may divert management’s attention and expose us to unanticipated liabilities and costs. We may experience difficulties integrating any acquired operations, and we may incur costs relating to acquisitions that are never consummated.

Our business strategy may include continued expansion of our Aerospace and Defense segment through acquisitions that make both strategic and economic sense. However, our ability to consummate any future acquisitions on terms that are favorable to us may be limited by the number of attractive acquisition targets, internal demands on our resources, and our ability to obtain financing. Our success in integrating newly acquired businesses will depend upon our ability to retain key personnel, avoid diversion of management’s attention from operational matters, integrate general and administrative services, and key information processing systems and, where necessary, re-qualify our customer programs. In addition, future acquisitions could result in the incurrence of additional debt, costs, and contingent liabilities. We may also incur costs and divert management attention to acquisitions that are never consummated. Integration of acquired operations may take longer, or be more costly or disruptive to our business, than originally anticipated.

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

We may incur additional costs related to divestitures, which could adversely affect our financial results.

In connection with our divestitures of the Fine Chemicals and GDX Automotive (GDX) businesses in fiscal 2005 and fiscal 2004, respectively, we have incurred and may incur additional costs, including costs related to the closure of a manufacturing facility in Chartres, France. As part of these and other divestitures, we have provided customary indemnification to the purchasers for such matters as claims arising from the operation of the businesses prior to disposition, and liability to investigate and remediate environmental contamination existing prior to disposition. These additional costs and the indemnification of the purchasers of our former businesses may require additional cash expenditures, which would have a material adverse effect on our operating results, financial condition, and/or our cash flows.

A strike or other work stoppage, or our inability to renew collective bargaining agreements on favorable terms, could adversely affect our financial results.

As of November 30, 2007, 16% of our 3,252 employees were covered by collective bargaining agreements that are due to expire in the summer of 2008. If we are unable to negotiate acceptable new agreements with the unions representing our employees upon expiration of the existing contracts, we could experience strikes or work stoppages. Even if we are successful in negotiating new agreements, the new agreements could call for higher wages or benefits paid to union members, which would increase our operating costs and could adversely affect our profitability. If our unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of operations at our facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of our major customers could also have similar effects on us.

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

Changes in our operating results from quarter to quarter may result in volatility in the market price of our common stock. Our quarterly and annual sales are affected by a variety of factors that may lead to significant variability in our operating results:

•	in our Aerospace and Defense segment, sales earned under long-term contracts are recognized either on a cost basis, when deliveries are made, or when contractually defined performance milestones are achieved. The timing of deliveries or milestones may fluctuate from quarter to quarter; and

•	in our Real Estate segment, sales of property may be made from time to time, which may result in variability in our operating results.

We face certain significant risk exposures and potential liabilities that may not be adequately covered by indemnity or insurance.

A significant portion of our business relates to developing and manufacturing propulsion systems for defense and space applications, armament systems for precision tactical weapon systems and munitions applications. New technologies may be untested or unproven. In addition, we may incur significant liabilities that are unique to our products and services. In some, but not all, circumstances, we may receive indemnification from the U.S. government. While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and it is not possible to obtain insurance to protect against all operational risks and liabilities. Accordingly, we may be forced to bear substantial costs resulting from risks and uncertainties of our business which would have a material adverse effect on our operating results, financial condition, and/or our cash flows.

We use estimates in accounting for most of our programs. Changes in our estimates could affect our future financial results.

Contract accounting requires judgment relative to assessing risks, estimating contract sales and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total sales and cost at completion is complicated and subject to many variables. For example, assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. Similarly, assumptions have to be made regarding the future impacts of efficiency initiatives and cost reduction efforts. Incentives or penalties related to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information for us to assess anticipated performance. Estimates of award and incentive fees are also used in estimating sales and profit rates based on actual and anticipated awards. Because of the significance of the judgments and estimation processes described above, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances, or estimates may adversely affect future period operating results, financial condition, and/or our cash flows. For an additional discussion of our revenue recognition policy refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Critical Accounting Policies” and Note 1 in Notes to Consolidated Financial Statements.

New accounting standards could result in changes to our methods of quantifying and recording accounting transactions, and could affect our financial results.

Changes to generally accepted accounting principles in the United States of America (GAAP) arise from new and revised standards, interpretations and other guidance issued by the Financial Accounting Standards Board, the SEC, and others. In addition, the U.S. government may issue new or revised Cost Accounting Standards or Cost Principles. The effects of such changes may include prescribing an accounting method where none had been previously specified, prescribing a single acceptable method of accounting from among several acceptable methods that currently exist, or revoking the acceptability of a current method and replacing it with an entirely different method, among others. Such changes could result in unanticipated effects on our operating results, financial condition, and/or our cash flows.

The level of returns on retirement benefit plan assets, changes in interest rates, and other factors could affect our financial results.

Our earnings may be positively or negatively impacted by the amount of expense or income we record for our employee retirement benefit plans. GAAP requires that we calculate expense for the plans using actuarial valuations. These valuations are based on assumptions that we make relating to financial market and other economic conditions. Changes in key economic indicators can result in changes in the assumptions we use. The key assumptions used to estimate retirement benefit plan expense for the following year are: the discount rate; the expected long-term rate of return on plan assets; and the rate of increase in future compensation levels. Our pension expense\income can also be affected by legislation and other government regulatory actions. For an additional discussion of our retirement benefits accounting policies refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Critical Accounting Policies” and Note 6 in Notes to Consolidated Financial Statements.

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

Significant operating, manufacturing, research, design, and/or marketing locations are set forth below.

Facilities

Corporate Headquarters

GenCorp Inc.
Highway 50 and Aerojet Road
Rancho Cordova, California 95742

Mailing address:
P.O. Box 537012
Sacramento, California 95853-7012

Operating/Manufacturing/Research/Design/Marketing Locations

Aerospace and Defense Aerojet-General Corporation P.O. Box 13222 Sacramento, California 95813-6000	Design/Manufacturing Facilities:
Camden, Arkansas*
Clearfield, Utah*
El Segundo, California*
Gainesville, Virginia*
Jonesborough, Tennessee**
Orange, Virginia
Rancho Cordova, California (owned and leased)
Redmond, Washington
Socorro, New Mexico*
	Vernon, California*	Marketing/Sales Offices: Huntsville, Alabama* Southfield, Michigan* Arlington, Virginia*
Real Estate 620 Coolidge Drive, Suite 100 Folsom, California 95630*

*	An asterisk next to a facility listed above indicates that it is a leased property.

**	This facility is owned and operated by Aerojet Ordnance Tennessee, Inc., a wholly-owned subsidiary of Aerojet.

We believe each of the facilities is adequate for the business conducted at that facility. The facilities are suitable and adequate for their intended purpose and taking into account current and planned future needs. A portion of Aerojet’s property in California, and its Redmond, Washington and Orange, Virginia facilities are encumbered by a deed of trust or mortgage. In addition, we own and lease properties (primarily machinery and warehouse and office facilities) in various locations for use in the ordinary course of our business.

Item 3.	Legal Proceedings

The following information pertains to legal proceedings, including proceedings relating to environmental matters, which are discussed in detail in Notes 7(b) and 7(c) in Notes to Consolidated Financial Statements.

Groundwater Cases

South El Monte Operable Unit (SEMOU) Related Cases

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

Aerojet has filed third-party complaints against several water entities on the basis that they introduced perchlorate-containing Colorado River water to the basin. Those water entities have filed motions to dismiss Aerojet’s complaints. The motions as well as discovery have been stayed by the court, which stay has been recently extended through February 28, 2008, pending efforts to resolve the litigation through mediation.

Southern California Case

In June 2007, Aerojet was sued by seven individual plaintiffs residing in the vicinity of Aerojet’s former facility in Azusa, California. The case is entitled Gatter et al. v. Aerojet-General Corporation, Case No. K050503R, Los Angeles County (CA) Superior Court and was served June 21, 2007. The plaintiffs allege that Aerojet and unnamed defendants contaminated groundwater, which plaintiffs consumed causing illness and economic injury. Discovery is ongoing. Trial has been set for October 2008.

Sacramento Case

Aerojet has been recently named as a defendant in a lawsuit brought by six individuals who allegedly resided in the vicinity of Aerojet’s Sacramento facility. Plaintiffs allege that Aerojet contaminated groundwater to which plaintiffs were exposed and which caused plaintiffs illness and economic injury. Aerojet has not been served with the complaint.

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

Of the cases that have been filed, the majority have been dismissed or settled on terms favorable to the Company. There were three vinyl chloride cases pending against the Company as of November 30, 2007, all involving employees at VC or PVC facilities owned or operated by others. One of the pending cases is an action seeking class certification and a medical monitoring program for former employees at a PVC facility in New Jersey.

The following table sets forth information related to vinyl chloride litigation:

	Year Ended November 30,
	2007	2006	2005
	(Dollars in thousands)

Claims filed	2	1	4
Claims dismissed	1	1	9
Claims settled	6	2	9
Claims pending	3	8	10
Aggregate settlement costs	$849	$76	$18
Average settlement costs	$141	$38	$2

Legal and administrative fees for the vinyl chloride cases for fiscal years 2007, 2006, and 2005 were $0.3 million, $0.4 million, and $0.4 million, respectively.

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

The following table sets forth information related to asbestos litigation:

	Year Ended November 30,
	2007		2006	2005
	(Dollars in thousands)

Claims filed	57	*	62	149	**
Claims dismissed	43		55	65
Claims settled	8		5	2
Claims pending	160		154	152
Aggregate settlement costs	$72		$67	$50
Average settlement costs	$9		$14	$25

*	This number is net of two cases tendered to a third party under a contractual indemnity obligation.

**	Includes 30 cases tendered to the Company by PCC Flow Technologies, Inc. and its affiliates (PCC). PCC had originally tendered 57 cases, but 27 of such cases were dismissed prior to the Company’s and PCC’s August 31, 2005 settlement agreement.

Legal and administrative fees for the asbestos cases for fiscal years 2007, 2006, and 2005 were $0.9 million, $0.5 million, and $0.5 million, respectively.

Snappon SA Wrongful Discharge Claims

In November 2003, the Company announced the closing of a manufacturing facility in Chartres, France owned by Snappon SA, a subsidiary of the Company, previously involved in the automotive business. In accordance with French law, Snappon SA negotiated with the local works’ council regarding the implementation of a social plan for the employees. Following the implementation of the social plan, approximately 188 of the 249 former Snappon employees sued Snappon SA in the Chartres Labour Court alleging wrongful discharge. The claims were heard in two groups. On April 11, 2006, the Labour Court rejected most of the claims of the first group of 44 former employees and held Snappon SA responsible for €12,000 (approximately $17,000) as damages. After two hearings, the Labour Court rejected the claims filed by the second group of former employees, which group had claimed damages in excess of €12.7 million (approximately $18 million). A total of 175 former employees have appealed these decisions. These appeals are scheduled to be heard in October 2008.

Other Legal Proceedings

On August 31, 2004, the Company completed the sale of its GDX Automotive business to an affiliate of Cerberus Capital Management, L.P. (Cerberus). In accordance with the divestiture agreement, the Company provided customary indemnification to Cerberus for certain liabilities accruing prior to the closing of the transaction (the Closing). Cerberus notified the Company of a claim by a GDX customer that alleges that certain parts manufactured by GDX prior to the Closing failed to meet customer specifications. The Company has assumed the defense of this matter and is investigating the underlying facts to determine what liability, if any, the Company may have for this claim.

In August 2007, along with numerous other companies, the Company received from the United States Department of Interior Fish and Wildlife Service (USFWS) a notice of a Natural Resource Damage Assessment Plan for the Ottawa River and Northern Maumee Bay. The Company previously manufactured products for the automotive industry at a Toledo, Ohio site, which was adjacent to the Ottawa River. This facility was divested in 1990 and the Company indemnified the buyer for claims and liabilities arising out of certain pre-divestiture environmental matters. It is not possible to predict the outcome or timing of these types of assessments, which are typically lengthy processes lasting several years, or the amounts of, or responsibility for, these damages.

The Company and its subsidiaries are subject to other legal actions, governmental investigations, and proceedings relating to a wide range of matters in addition to those discussed above. While there can be no certainty regarding the outcome of any litigation, investigation, or proceeding, after reviewing the information that is currently available with respect to such matters, we believe that any liability that may ultimately be incurred with respect to these matters is not expected to materially affect our consolidated financial condition. It is possible that amounts incurred could be significant to the Company’s results of operations or cash flows in any particular reporting period.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholders’ Matters and Issuer Purchases of Equity Securities

As of January 22, 2008, there were 8,514 holders of record of the common stock. On January 22, 2008, the last reported sale price of our common stock on the New York Stock Exchange was $10.06 per share.

Our Senior Credit Facility (described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Liquidity and Capital Resources”) restricts the payment of dividends and we do not anticipate paying cash dividends in the foreseeable future.

Information concerning long-term debt, including material restrictions relating to payment of dividends on our common stock appears in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Liquidity and Capital Resources” and in Part II, Item 8. Consolidated Financial Statements and Supplementary Data at Note 5 in Notes to Consolidated Financial Statements, which is incorporated herein by reference. Information concerning securities authorized for issuance under our equity compensation plans appears in Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters under the caption “Equity Compensation Plan Information,” which is incorporated herein by reference.

Common Stock

Our common stock is quoted on the New York Stock Exchange under the trading symbol “GY.” The following table lists, on a per share basis for the periods indicated, the high and low sale prices for the common stock as reported by the New York Stock Exchange:

	Common Stock
	Price
Fiscal Year Ended November 30,	High	Low

2007
First Quarter	$15.25	$12.88
Second Quarter	$14.46	$13.06
Third Quarter	$13.97	$10.55
Fourth Quarter	$12.73	$10.76
2006
First Quarter	$20.39	$17.32
Second Quarter	$20.75	$17.80
Third Quarter	$18.64	$12.92
Fourth Quarter	$14.63	$12.02

Stock Performance Graph

The following graph compares the cumulative total shareholder returns on $100 invested in November 2002 assuming reinvestment of dividends of the Company’s Common Stock with the cumulative total return, assuming reinvestment of dividends, of (i) the Standard & Poor’s 500 Composite Stock Price Index (S&P 500 Index), and (ii) the Standard & Poor’s 500 Aerospace & Defense Index. The stock price performance shown on the graph is not necessarily indicative of future performance.

Comparison of Cumulative Total Shareholder Return
Among GenCorp, S&P 500 Index, and the S&P 500 Aerospace and Defense Index,
November 2002 through November 2007

	Base
	Period	As of November 30,
Company/Index	Nov02	2003	2004	2005	2006	2007
GenCorp	100.00	125.42	211.73	230.00	173.95	152.41
S&P 500 Index	100.00	115.09	129.89	140.85	160.90	173.32
S&P 500 Aerospace & Defense	100.00	112.07	145.08	160.93	206.34	249.69

Item 6.	Selected Financial Data

The following selected financial data is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements, including the Notes thereto in Item 8. Consolidated Financial Statements and Supplementary Data, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended November 30,
	2007	2006	2005	2004	2003
	(In millions, except per share and dividend amounts)

Net sales(1)	$745.4	$621.1	$622.4	$495.4	$347.9
Net income (loss):
Income (loss) from continuing operations, net of income taxes	$41.1	$(39.0)	$(206.4)	$(86.5)	$11.7
Income (loss) from discontinued operations, net of income taxes(1)	27.9	2.4	(23.6)	(311.1)	10.3
Cumulative effect of changes in accounting principles, net of income taxes(2)	—	(1.9)	—	—	—

Net income (loss)	$69.0	$(38.5)	$(230.0)	$(397.6)	$22.0

Basic earnings (loss) per share of Common Stock
Income (loss) from continuing operations	$0.73	$(0.70)	$(3.78)	$(1.92)	$0.26
Income (loss) from discontinued operations, net of income taxes(1)	0.50	0.04	(0.43)	(6.90)	0.24
Cumulative effect of changes in accounting principles, net of income taxes(2)	—	(0.03)	—	—	—

Total	$1.23	$(0.69)	$(4.21)	$(8.82)	$0.50

Diluted earnings (loss) per share of Common Stock
Income (loss) from continuing operations(3)	$0.71	$(0.70)	$(3.78)	$(1.92)	$0.26
Income (loss) from discontinued operations, net of income taxes(1)	0.43	0.04	(0.43)	(6.90)	0.24
Cumulative effect of changes in accounting principles, net of income taxes(2)	—	(0.03)	—	—	—

Total(3)	$1.14	$(0.69)	$(4.21)	$(8.82)	$0.50

Cash dividends paid per share of Common Stock	$—	$—	$—	$0.06	$0.12
Other financial data:
Total assets(2)	$995.2	$1,021.4	$1,057.4	$1,495.1	$1,929.0
Long-term debt, including current maturities	$446.3	$462.4	$443.9	$577.1	$538.0

(1)	On August 31, 2004, we completed the sale of our GDX business. On November 30, 2005, we completed the sale of our Fine Chemicals business. On November 17, 2006, we completed the sale of our Turbo product line. The GDX and Fine Chemicals businesses and the Turbo product line are classified as discontinued operations in the Consolidated Financial Statements and Notes to Consolidated Financial Statements.
(2)	During fiscal 2007, we adopted Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. During fiscal 2006, we adopted SFAS No. 123(R), Share-Based Payment, and Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS Statement No. 143, Accounting for Asset Retirement Obligations.
(3)	During the fourth quarter of fiscal 2007, the Company identified an error in the computation of diluted income per share from continuing operations and diluted net income per share presented in its Form 10-Qs for the quarterly periods ended May 31, 2007 and August 31, 2007. The Company had incorrectly included in the computation its 2 1/4% Debentures on an “as if” converted basis. Only the conversion premium (amount in excess of principal received by holder upon conversion) for these debentures is settled in common shares, with the principal settled in cash. Because the market price of the Company’s common stock did not exceed the conversion price for the period, there was no conversion premium, and, as such, no dilutive effect on an “as converted” basis. The error had no effect on any financial statement amounts other than diluted income per share from continuing operations and diluted net income per share for the second and third quarter of fiscal 2007 and the nine months ended August 31, 2007. The diluted income per share from continuing operations and diluted net income per share for the six months ended May 31, 2007 were correctly stated. Management has concluded that the errors are not material to the financial statements for those periods and that the Form 10-Q filings for those periods can continue to be relied upon. A summary of the revisions are as follows:

	Second Quarter Ended		Third Quarter Ended		Nine Months Ended
	May 31, 2007		August 31, 2007		August 31, 2007
	Previously		Previously		Previously
	Reported	Revised	Reported	Revised	Reported	Revised

Diluted income per share from continuing operations	$0.21	$0.22	$0.25	$0.27	$0.46	$0.48
Diluted net income per share	0.20	0.21	0.24	0.26	0.87	0.94

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our business and operations, followed by a discussion of our business outlook and results of operations, including results of our operating segments, for the past two fiscal years. We then provide an analysis of our liquidity and capital resources, including discussions of our cash flows, debt arrangements, sources of capital, and financial commitments. In the next section, we discuss the critical accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

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

Overview

We are a manufacturer of aerospace and defense products and systems with a real estate segment that includes activities related to the entitlement, sale, and leasing of our excess real estate assets. Our continuing operations are organized into two segments:

Aerospace and Defense — includes the operations of Aerojet-General Corporation, or Aerojet, which develops and manufactures propulsion systems for defense and space applications, armament systems for precision tactical weapon systems and munitions applications. We are one of the largest providers of propulsion systems in the United States (U.S.) and the only U.S. company that provides both Solid and Liquid propellant based systems. Primary customers served include major prime contractors to the U.S. government, the Department of Defense, and the National Aeronautics and Space Administration.

Real Estate — includes activities related to the entitlement, sale, and leasing of our excess real estate assets. We own approximately 12,600 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California, east of Sacramento (Sacramento Land). We are currently in the process of seeking zoning changes, removal of environmental restrictions, and other governmental approvals on a portion of the Sacramento Land to optimize its value. We have filed applications with, and submitted information to, governmental and regulatory authorities for approvals necessary to re-zone approximately 6,400 acres of the Sacramento Land. We also own approximately 580 acres in Chino Hills, California. We are currently seeking removal of environmental restrictions. Once completed, we will work to maximize the value of the land.

On August 31, 2004, we completed the sale of our GDX business. On November 30, 2005, we completed the sale of our Fine Chemicals business. On November 17, 2006, we completed the sale of our Turbo product line. The GDX and Fine Chemicals businesses and the Turbo product line are classified as discontinued operations in the Consolidated Financial Statements and Notes to Consolidated Financial Statements (see Note 11 in Notes to Consolidated Financial Statements).

Business Outlook

Real Estate — We continue to work with governmental authorities to effect entitlement changes and to lift environmental restrictions for approximately 6,400 acres of our excess Sacramento Land as soon as practicable. In conjunction with these efforts, we will continue to explore, depending on market conditions, real estate structures (or transactions) that may further enhance the value of our real estate assets, including outright sales, and/or joint ventures with real estate developers, residential builders or other third parties.

Retirement Benefits Related Items — We estimate that our net periodic benefit expense will be approximately $7 million in fiscal 2008 compared to $21.6 million in fiscal 2007. The significant decrease in net periodic benefit expense is primarily due to (i) our decision to increase the discount rate used to determine benefit obligations, due to higher market interest rates, and (ii) a diminishing actuarial loss base due to the recognition of prior year’s losses over five years.

Income Taxes — We estimate the adoption of Financial Accounting Standards (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, in the first quarter of fiscal 2008 will result in us recording a benefit of approximately $9 million which will directly reduce our shareholders’ deficit.

Results of Operations

	Year Ended November 30,
	2007	2006	2005
	(In millions, except per share amounts)

Net sales	$745.4	$621.1	$622.4
Costs and expenses
Cost of products sold	657.8	565.0	737.3
Selling, general and administrative	14.4	28.8	29.5
Depreciation and amortization	28.4	27.2	28.4
Interest expense	28.6	27.2	23.6
Interest income	(4.9)	(3.6)	(0.6)
Other (income) expense, net	(2.6)	11.7	2.5
Unusual items
Legal settlements and estimated loss on legal matters	3.8	8.5	31.1
Customer reimbursement of tax matters	2.3	—	—
Loss on repayment of debt	0.6	—	18.1
Gain on settlements and recoveries	(6.0)	—	(11.8)

Total costs and expenses	722.4	664.8	858.1
Income (loss) from continuing operations before income taxes and cumulative effect of changes in accounting principles	23.0	(43.7)	(235.7)
Income tax benefit	(18.1)	(4.7)	(29.3)

Income (loss) from continuing operations before cumulative effect of changes in accounting principles	41.1	(39.0)	(206.4)
Income (loss) from discontinued operations, net of income taxes	27.9	2.4	(23.6)

Income (loss) before cumulative effect of changes in accounting principles	69.0	(36.6)	(230.0)
Cumulative effect of changes in accounting principles, net of income taxes	—	(1.9)	—

Net income (loss)	$69.0	$(38.5)	$(230.0)

Net Sales

Consolidated net sales increased to $745.4 million in fiscal 2007 compared to $621.1 million in fiscal 2006. The increase is the result of higher sales on numerous space and defense programs, including the Standard Missile, Orion, and Titan programs. The increase in the Standard Missile program was primarily due to deliveries associated with awards received in fiscal 2006 and the award of a new contract in fiscal 2007 to develop and qualify the Throttling Divert Attitude Control Systems for the Standard Missile 3 program. Capturing the Orion award in fiscal 2006 is another factor driving the fiscal 2007 increase in net sales. The increase in Titan sales during fiscal 2007 is the result of the final close-out activities of the program which are essentially complete with expected conclusion in the first half of fiscal 2008.

Consolidated net sales decreased to $621.1 million in fiscal 2006 compared to $622.4 million in fiscal 2005. Revenue growth in missile defense, tactical motors, and space propulsion programs was offset by volume declines in the Atlas V and Titan programs.

Customers that represented more than 10% of net sales for the fiscal years presented are as follows:

	Year Ended November 30,
	2007		2006	2005

Lockheed Martin Corporation (Lockheed Martin)	28%		39%	39%
Raytheon Company	28		19	16
The Boeing Company (Boeing)		*	10		*

*	Less than 10% of net sales

Effective December 1, 2006, Lockheed Martin and Boeing formed the joint venture United Launch Alliance (ULA). ULA operates the space launch systems using the Atlas V, Delta II, and Delta IV. The formation of ULA impacts the comparability of the net sales in fiscal 2007 to prior years for Lockheed Martin and Boeing.

Sales in fiscal 2007, fiscal 2006, and fiscal 2005 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled $665.9 million, $523.5 million, and $500.8 million, respectively. The demand for certain of the Company’s services and products is directly related to the level of funding of government programs.

During fiscal 2007, approximately 46% of our net sales were from fixed-price contracts and 44% from cost reimbursable contracts.

Income (Loss) from Continuing Operations Before Income Taxes and Cumulative Effect of Changes in Accounting Principles

For fiscal 2007, we reported income from continuing operations before income taxes and cumulative effect of changes in accounting principles of $23.0 million compared to a loss of $43.7 million for fiscal 2006. The improved operating results were primarily due to the following:

•	Improvement of $50.8 million in segment performance of our Aerospace and Defense segment. See discussion of “Segment Performance” below.

•	Decrease of $21.9 million related to employee retirement benefit expense. See discussion of “Retirement Benefit Plans” below.

•	Decrease of $7.8 million in unusual charges. See discussion of “Unusual Items” below.

•	Decrease of $4.5 million related to corporate and other expenses. See discussion of “Corporate and Other Expenses” below.

•	Increase of $1.3 million in interest income. The increase was primarily due to higher average cash levels and rates during fiscal 2007 compared to fiscal 2006.

These factors discussed above were partially offset by the following:

•	Increased interest expense of $1.4 million. The increase was primarily due to higher rates and letter of credit levels during fiscal 2007 compared to fiscal 2006.

For fiscal 2006, we reported a loss from continuing operations before income taxes and cumulative effect of changes in accounting principles of $43.7 million compared to $235.7 million for fiscal 2005. The decrease in the loss reported was primarily due to the following:

•	Improvement in performance of our Aerospace and Defense segment, primarily driven by the $169.4 million write-down of inventory associated with the Atlas V contract in fiscal 2005.

•	Decrease of $28.9 million in unusual charges. See discussion of “Unusual Items” below.

•	Decrease related to employee retirement benefit expense of $4.3 million. See discussion of “Retirement Benefit Plans” below.

These factors discussed above were partially offset by the following:

•	Increased spending of $5.9 million related to corporate and other expenses. See discussion of “Corporate and Other Expenses” below.

•	Increased interest expense of $3.6 million. The increase was primarily due to interest allocated to discontinued operations in fiscal 2005 and higher debt levels.

Segment Results

We evaluate our operating segments based on several factors, of which the primary financial measure is segment performance. Segment performance, which is a non-GAAP financial measure, represents net sales from continuing operations less applicable costs, expenses and provisions for unusual items relating to the segment. Excluded from segment performance are: corporate income and expenses, interest expense, interest income, income taxes, legacy income or expenses, and provisions for unusual items not related to the segment. We believe that segment performance provides information useful to investors in understanding our underlying operational performance. Specifically, we believe the exclusion of the items listed above permits an evaluation and a comparison of results for ongoing business operations, and it is on this basis that management internally assesses operational performance.

	Year Ended November 30,
	2007	2006	2005
	(In millions)

Net Sales:
Aerospace and Defense	$739.1	$614.6	$615.8
Real Estate	6.3	6.5	6.6

Total	$745.4	$621.1	$622.4

Segment Performance — Income (Loss):
Aerospace and Defense	$84.8	$61.2	$(109.2)
Environmental remediation provision adjustments(1)	0.4	(7.4)	(3.9)
Retirement benefit plan expense(2)	(23.8)	(34.8)	(34.2)
Unusual items(3)	(0.1)	(8.5)	9.8

Aerospace and Defense Total	61.3	10.5	(137.5)

Real Estate	3.5	2.3	3.9

Total	$64.8	$12.8	$(133.6)

Reconciliation of segment performance to income (loss) from continuing operations before income taxes and cumulative effect of changes in accounting principles:
Segment Performance	$64.8	$12.8	$(133.6)
Interest expense	(28.6)	(27.2)	(23.6)
Interest income	4.9	3.6	0.6
Corporate retirement benefit plan income (expense)(2)	2.2	(8.7)	(13.6)
Corporate and other expenses	(19.7)	(24.2)	(18.3)
Corporate unusual items(3)	(0.6)	—	(47.2)

Income (loss) from continuing operations before income taxes and cumulative effect of changes in accounting principles	$23.0	$(43.7)	$(235.7)

(1)	See discussion of environmental remediation provision adjustments under the caption “Environmental Matters” below.

(2)	See discussion of retirement benefit plan expense under the caption “Retirement Benefit Plans” below.

(3)	See discussion of unusual items under the caption “Unusual Items” below.

Aerospace and Defense

Fiscal 2007

Sales for fiscal 2007 were $739.1 million compared to $614.6 million for fiscal 2006, representing a 20% increase. Higher sales volume on numerous space and defense system programs generated the improvement in fiscal 2007. Individual programs with sales increases of greater than $20.0 million during fiscal 2007 compared to fiscal 2006 were Standard Missile, Orion, and Titan.

The $50.8 million improvement in segment performance during fiscal 2007 compared to fiscal 2006 is the result of the following: (i) significantly improved margin on the Titan program as the result of favorable performance on close-out activities; (ii) higher sales volume; (iii) lower retirement benefit plan expense; (iv) lower environmental remediation provision adjustments; and (v) higher expenses in fiscal 2006 related to legal matters.

Fiscal 2006

Net sales decreased to $614.6 million in fiscal 2006 compared to $615.8 million in fiscal 2005. Revenue growth in missile defense, tactical motors, and space propulsion programs was offset by volume declines in the Atlas V and Titan programs.

For fiscal 2006, segment performance was income of $10.5 million compared to a loss of $137.5 million in fiscal 2005. Significant factors impacting the change in segment performance compared to the prior year were: (i) a $169.4 million write-down of inventory associated with the Atlas V program in fiscal 2005 which was charged to cost of products sold; and (ii) a variety of other changes in fiscal 2006 sales that positively impacted mix and performance.

Real Estate

Fiscal 2007

Real Estate sales and segment performance for fiscal 2007 were $6.3 million and $3.5 million, respectively, compared to $6.5 million and $2.3 million, respectively, for fiscal 2006. Results for fiscal 2007 and 2006 consist of rental property operations and there were no significant sales of real estate assets. During the third quarter of fiscal 2007, we began recognizing nominal royalty income on a mining agreement with Granite Construction Company.

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

Corporate and Other Expenses

Corporate and other expenses decreased to $19.7 million in fiscal 2007 compared to $24.2 million in fiscal 2006. The decrease was primarily due to higher expenses related to the election of the Company’s directors in fiscal 2006 and lower costs in fiscal 2007 associated with legacy workers’ compensation matters, partially offset by increased environmental remediation costs.

Corporate and other expenses increased to $24.2 million in fiscal 2006 compared to $18.3 million in fiscal 2005. The increase in spending was primarily due to higher expenses related to the election of the Company’s directors and the Company’s estimated share of future environmental remediation costs, following a July 2006 ruling in a lawsuit with Olin Corporation.

Corporate and other expenses include costs associated with commercial legacy business matters, including legal and environmental costs.

Retirement Benefit Plans

Expense (income) from our retirement benefit plans are as follows:

	Year Ended
	November 30,
	2007	2006	2005
	(In millions)

Aerospace and Defense	$23.8	$34.8	$34.2
Corporate	(2.2)	8.7	13.6

Retirement benefit plan expense	$21.6	$43.5	$47.8

The significant decrease in net periodic benefit expense in fiscal 2007 compared to fiscal 2006 is primarily due to (i) our decision to increase the discount rate used to determine benefit obligations, due to higher market interest rates; and (ii) a diminishing actuarial loss base due to the recognition of prior years’ losses over five years.

Unusual Items

Charges and gains associated with unusual items are summarized as follows:

	Year Ended
	November 30,
	2007	2006	2005
	(In millions)

Aerospace and Defense:
Legal settlements and estimated loss on legal matters	$3.8	$8.5	$2.0
Customer reimbursements of tax recoveries	2.3	—	—
Gain on settlements and recoveries	(6.0)	—	(11.8)

Aerospace and Defense unusual items	0.1	8.5	(9.8)

Corporate:
Replacement of the previous credit facility	0.6	—	—
Legal settlement	—	—	29.1
Loss on redemption of 9 1/2% Notes	—	—	6.7
Loss on repayment of 5 3/4% Notes	—	—	5.5
Loss on termination of the former credit facility	—	—	5.9

Corporate unusual items	0.6	—	47.2

Total Unusual items	$0.7	$8.5	$37.4

In fiscal 2007, we recorded $3.8 million related to estimated costs associated with legal matters. We recorded an expense of $2.3 million for tax refunds that will be repaid to our defense customers. We also recorded an unusual gain of $6.0 million related to an adjustment of reserves for the allocation of pension benefit costs to U.S. government contracts. We incurred a charge of $0.6 million associated with the replacement of the previous credit facility.

In fiscal 2006, we recorded a charge of $8.5 million related to a legal settlement of a group of environmental toxic tort cases that had been pending in Sacramento Superior Court since 1997.

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

Environmental Matters

Our policy is to conduct our businesses with due regard for the preservation and protection of the environment. We devote a significant amount of resources and management attention to environmental matters and actively manage our ongoing processes to comply with environmental laws and regulations. We are involved in the remediation of environmental conditions that resulted from generally accepted manufacturing and disposal practices at certain plants in the 1950s and 1960s. In addition, we have been designated a potentially responsible party (PRP) with other companies at third party sites undergoing investigation and remediation.

Estimating environmental remediation costs is difficult due to the significant uncertainties inherent in these activities, including the extent of remediation required, changing governmental regulations and legal standards regarding liability, evolving technologies and the long period of time over which most remediation efforts take place. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 96-1 (SOP 96-1), Environmental Remediation Liabilities, and Staff Accounting Bulletin No. 92 (SAB 92), Accounting and Disclosure Relating to Loss Contingencies, we:

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

In addition to the costs associated with environmental remediation discussed above, we incur expenditures for recurring costs associated with managing hazardous substances or pollutants in ongoing operations which totaled to $6.3 million in fiscal 2007, $7.1 million in fiscal 2006, and $11.2 million in fiscal 2005.

Reserves

We review on a quarterly basis estimated future remediation costs that could be incurred over the contractual term or next fifteen years of the expected remediation. We have an established practice of estimating environmental remediation costs over a fifteen year period, except for those environmental remediation costs whose contractual terms are sufficiently specific to allow reasonable cost estimates to be developed for less or greater than a fifteen year period. As the period for which estimated environmental remediation costs increases, the reliability of such estimates decreases. These estimates consider the investigative work and analysis of engineers, outside environmental consultants, and the advice of our attorneys regarding the status and anticipated results of various administrative and legal proceedings. In most cases, only a range of reasonably probable costs can be estimated. In establishing our reserves, the most probable estimate is used when determinable; otherwise, the minimum amount is used when no single amount in the range is more probable. Accordingly, such estimates can change as we periodically evaluate and revise our estimates as new information becomes available. Management cannot predict whether new information gained as projects progress will affect the estimated liability accrued. The timing of payment for estimated future environmental costs depends on the timing of regulatory approvals for planned remedies and the construction and completion of the remedies.

A summary of the environmental reserve activity is shown below:

			Total
			Environmental
	Aerojet	Other	Reserves
	(In millions)

November 30, 2004	$287.0	$16.6	$303.6
Fiscal 2005 additions	13.0	1.4	14.4
Fiscal 2005 expenditures	(44.4)	(5.6)	(50.0)

November 30, 2005	255.6	12.4	268.0
Fiscal 2006 additions	48.4	1.8	50.2
Fiscal 2006 expenditures	(47.5)	(4.7)	(52.2)

November 30, 2006	256.5	9.5	266.0
Fiscal 2007 additions	57.9	2.5	60.4
Fiscal 2007 expenditures	(54.9)	(1.5)	(56.4)

November 30, 2007	$259.5	$10.5	$270.0

As of November 30, 2007, the Aerojet reserves include $164.2 million for the Sacramento site, $74.2 million for BPOU, and $21.1 million for other Aerojet reserves.

The effect of the final resolution of environmental matters and our obligation for environmental remediation and compliance cannot be accurately predicted due to the uncertainty concerning both the amount and timing of future expenditures and due to regulatory or technological changes. We believe, on the basis of presently available information, that the resolution of environmental matters and our obligations for environmental remediation and compliance will not have a material adverse effect on our results of operations, liquidity, or financial condition. We will continue our efforts to mitigate past and future costs through pursuit of claims for recoveries from insurance coverage, if available, and from other PRPs, along with continued investigation of new and more cost effective remediation alternatives and technologies.

Estimated Recoveries

On January 12, 1999, Aerojet and the U.S. government implemented the October 1997 Agreement in Principle (Global Settlement) resolving certain prior environmental and facility disagreements, with retroactive effect to December 1, 1998. Under the Global Settlement, Aerojet and the U.S. government resolved disagreements about an appropriate cost-sharing ratio with respect to costs associated with the clean up of the environmental contamination at the Sacramento and Azusa sites. The Global Settlement provides that the cost-sharing ratio will continue for a number of years.

Pursuant to the Global Settlement covering environmental costs associated with Aerojet’s Sacramento site and its former Azusa site, we can recover up to 88% of our environmental remediation costs for these sites through the establishment of prices for Aerojet’s products and services sold to the U.S. government. Allowable environmental costs are charged to these contracts as the costs are incurred. Aerojet’s mix of contracts can affect the actual reimbursement made by the U.S. government. Because these costs are recovered through forward-pricing arrangements, the ability of Aerojet to continue recovering these costs from the U.S. government depends on Aerojet’s sustained business volume under U.S. government contracts and programs and the relative size of Aerojet’s commercial business. Annually, we evaluate Aerojet’s forecasted business volume under U.S. government contracts and programs and the relative size of Aerojet’s commercial business as part of our long-term business review. In the third quarter of fiscal 2007, as a result of a forecasted increase in U.S government contracts and programs volume, estimated future recoverable amounts from the U.S. government increased; accordingly, we recorded a benefit of $8.6 million in the third quarter of fiscal 2007.

In conjunction with the sale its Electronic and Information Systems business, Aerojet entered into an agreement with Northrop Grumman Corporation (Northrop) whereby Aerojet is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement. Amounts reimbursed are subject to annual limitations, with excess amounts carried over to subsequent periods, the total of which will not exceed $190 million over the term of the agreement, which ends in 2028. As of November 30, 2007, $131.5 million in potential future reimbursements were available over the remaining life of the agreement.

As part of the acquisition of the Atlantic Research Corporation (ARC) propulsion business, Aerojet entered into an agreement with ARC pursuant to which Aerojet is responsible for up to $20 million of costs (Pre-Close Environmental Costs) associated with environmental issues that arose prior to Aerojet’s acquisition of the ARC propulsion business, of which $5.5 million has been spent through November 30, 2007. Pursuant to a separate agreement with the U.S. government entered into prior to the completion of the ARC acquisition, these Pre-Close Environmental Costs are not subject to the 88% limitation under the Global Settlement, and are recovered through the establishment of prices for Aerojet’s products and services sold to the U.S. government.

As a part of the ARC acquisition, Aerojet signed a Memorandum of Understanding with the U.S. government agreeing to key assumptions and conditions that preserved the original methodology used in recalculating the percentage split between Aerojet and Northrop. In the fourth quarter of fiscal 2007, Aerojet presented an updated proposal to the U.S. government based on the Memorandum of Understanding and expects to complete an agreement in the near term. As a result of the revised proposal, we incurred a charge of $1.5 million to cost of sales in the fourth quarter of fiscal 2007 related to the retroactive adjustment to the allocation split going back to fiscal 2005.

Environmental reserves and recoveries impact to Statement of Operations

In conjunction with the review of our environmental reserves discussed above, we revised our estimate of costs that will be recovered under the Global Settlement based on business expected to be conducted under contracts with the U.S. government and its agencies in the future. In fiscal 2007, the increase to the reserve of $60.4 million resulted in a net charge to operations of $2.1 million, the net charge includes a benefit of $8.6 million due to changes in the forecasted commercial business base (discussed above). In fiscal 2006, the increase to the reserve of $50.2 million resulted in a charge to operations of $9.2 million. In fiscal 2005, the increase to the reserve of $14.4 million resulted in a charge to operations of $5.1 million. The expenses and benefits associated with adjustments to the environmental reserves are recorded as a component of other (income) expense, net in the Consolidated Statements of Operations.

Income Tax Benefit

Although we generated $23.0 million in pretax book income from continuing operations, we had a tax loss from continuing operations primarily from fiscal 2007 tax deductions for items previously expensed for book purposes, including environmental expenditures, research and development expenditures, and funding of post retirement obligations. The fiscal 2007 tax net operating loss from continuing operations resulted in an income tax benefit of $6.3 million for carryback to prior years and a refund of previously paid taxes and a $12.2 million benefit primarily from federal and state income tax settlements including research and development credit claim benefits, manufacturer’s investment credit claim benefits, and certain statute expirations, which is partially offset by $0.4 million of current state tax expense.

Our income tax benefit in fiscal 2006 reflects a $6.0 million benefit from continuing operations for the carryback of current and prior year losses resulting in refunds of previously paid taxes. Our income tax benefit in fiscal 2005 reflects a $29.3 million benefit from continuing operations for the carryback of current and prior year losses resulting in refunds of previously paid taxes.

At November 30, 2007, we had a federal net operating loss carryforward of approximately $223.2 million of which $61.3 million expires in fiscal 2024, $160.6 million expires in fiscal 2025, and $1.3 million expires in fiscal 2027, if not utilized. Approximately $9.2 million of the net operating loss carryforward relates to the exercise of stock options, the benefit of which will be credited to equity when realized. In addition, we also have federal and state capital loss carryforwards of approximately $158.4 million and $63.3 million, respectively, most of which expire in fiscal 2009. For state tax purposes, we have approximately $214.1 million in net operating loss carryforwards of which $35.6 million expires in fiscal 2014, $133.8 million expires in fiscal 2015, $28.7 million expires in fiscal 2016, and $16.0 million expires in fiscal 2017, if not utilized.

We also have a federal research credit carryforward of $6.2 million which begins expiring in fiscal 2021; and a California manufacturing investment credit carryforward of $1.0 million which begins expiring in fiscal 2010; and a foreign tax credit carryforward of $5.9 million which begins expiring in fiscal 2010, if not utilized. These tax carryforwards are subject to examination by the tax authorities.

Income (Loss) from Discontinued Operations

During fiscal 2006, we classified our Turbo product line as a discontinued operation as a result of our plan to sell the product line. The product line was not core to the Aerospace and Defense segment and required increased management oversight and costs because of increased competition and investments for on-going maintenance of the product line. On November 17, 2006, we completed the sale of the Turbo product line to Aerosource Inc. for $1.1 million, subject to adjustment. The loss on the sale of the Turbo product line during fiscal 2006 was $0.4 million. An additional loss of $0.1 million was recorded in fiscal 2007 to reflect the net assets of the Turbo product line and management’s estimate of the net proceeds from the sale. For operating segment reporting, the Turbo product line was previously reported as a part of the Aerospace and Defense segment.

On November 30, 2005, we sold our Fine Chemicals business to American Pacific Corporation (AMPAC) for $88.5 million of cash paid at closing, an unsecured subordinated seller note of $25.5 million delivered at closing, an earn-out provision of up to $6.0 million contingent upon the business’ achieving certain earnings targets, and the assumption by the buyer of certain liabilities. We recorded a full allowance on both the $25.5 million unsecured subordinated seller note in fiscal 2005 and $6.0 million earnings target receivable in fiscal 2006. During fiscal 2005, we recorded a loss of $28.7 million on the difference between the estimated cash proceeds to be received on disposition less the carrying value of the net assets being sold and related transaction selling costs. An additional loss of $0.1 million was recorded in fiscal 2006 to reflect the net assets of the Fine Chemicals business and management’s estimate of the proceeds from the sale. During the first quarter of fiscal 2007, we entered into an earn-out and seller note repayment agreement (Repayment Agreement) with AMPAC under which AMPAC was required to pay $29.7 million in consideration for the early retirement of the seller note (including interest due thereunder), the full payment of the earn-out amount and the release of certain liabilities. During the first quarter of fiscal 2007, we recorded a gain from discontinued operations of $31.2 million as a result of receiving $29.7 million of cash from AMPAC and being released from certain liabilities in accordance with the Repayment Agreement. For operating segment reporting, the Fine Chemicals business was previously reported as a separate operating segment.

In June 2006, we entered into a Final Settlement and Release Agreement with Cerberus Capital Management, L.P. (Cerberus) related to the sale of GDX which resulted in a $2.9 million income tax benefit and $2.0 million gain that was recorded during the second quarter of fiscal 2006. For operating segment reporting, GDX was previously reported as a separate operating segment.

We adjusted certain pre-acquisition obligations during the second quarter of fiscal 2006 associated with our purchase of the Draftex group in December 2000 which resulted in a $1.7 million charge. During the third quarter of fiscal 2006, we reached a settlement on these pre-acquisition obligations which resulted in a gain of $1.3 million.

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

Summarized financial information for discontinued operations is set forth below:

	Year Ended November 30,
	2007	2006	2005
	(In millions)

Net sales	$—	$1.0	$66.1
Income (loss) before income taxes	28.9	—	(23.6)
Income tax benefit (provision)	(1.0)	2.4	—
Income (loss) from discontinued operations	27.9	2.4	(23.6)

Adoption of New Accounting Principles

As of December 1, 2005, we adopted SFAS No. 123(R), Share-Based Payment (SFAS 123(R)), which requires companies to recognize in the statement of operations the grant-date fair value of stock awards issued to employees and directors. We adopted SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R). As a result of applying SFAS 123(R), the loss from continuing operations before the cumulative effect of changes in accounting principles for fiscal 2006 was increased by $0.6 million. In addition, we recognized an increase to our net loss of $0.7 million related to the cumulative effect of changes accounting principles as of December 1, 2005 (see Note 8(c) in Notes to Consolidated Financial Statements).

As of November 30, 2006, we adopted FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations. FIN 47 requires that the fair value of a liability for a conditional asset retirement obligation be recognized in the period in which it is incurred and the settlement date is estimable, and is capitalized as part of the carrying amount of the related tangible long-lived asset. The adoption of FIN 47 resulted in our recording conditional asset retirement obligations in the amount of $10.2 million. Of this amount, $1.4 million was recorded as an incremental cost of the underlying property, plant and equipment, less $0.8 million of accumulated depreciation. We also recorded an asset of $8.4 million which represents the amount of the conditional asset retirement obligation that is estimated to be recoverable under U.S. government contracts. As of November 30, 2006, the cumulative effect related to the accretion of the liability and depreciation of the asset net of the amount recoverable under U.S. government contracts was $1.2 million (see Note 7(e) in Notes to Consolidated Financial Statements).

As of November 30, 2007, we adopted SFAS No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires that the Consolidated Balance Sheet reflect the funded status of the pension and postretirement plans. The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation. We have recognized the aggregate of all overfunded plans in prepaid pension assets and the aggregate of all unfunded plans in either postretirement medical and life benefits or accrued pension benefits. At November 30, 2007, previously unrecognized actuarial (gains)/losses and the prior services (credits)/costs are included in accumulated other comprehensive loss in the Consolidated Balance Sheet as required by SFAS 158. In future periods, the additional actuarial (gains)/losses and prior service (credits)/costs will be recognized in accumulated other comprehensive loss in the period in which they occur (see Note 6 in Notes to Consolidated Financial Statements).

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

As of November 30, 2007, long-term liquidity requirements consist primarily of our long-term debt obligations. We expect to meet long-term liquidity requirements through cash provided from operations and, if necessary, with long-term borrowings and other financing alternatives. The availability and terms of any such financing will depend upon market and other conditions at the time.

Net Cash Provided by (Used in) Operating, Investing, and Financing Activities

Cash and cash equivalents increased by $31.1 million during the year ended November 30, 2007. The change in cash and cash equivalents is summarized as follows:

	Year Ended November 30,
	2007	2006	2005
	(In millions)

Net Cash Provided by (Used in) Operating Activities
Continuing operations	$26.2	$0.6	$(81.2)
Discontinued operations	(2.4)	(13.7)	(2.6)

Total	23.8	(13.1)	(83.8)
Net Cash Provided by (Used in) Investing Activities
Continuing operations	(2.0)	(38.8)	181.4
Proceeds from sale of discontinued operations	29.7	1.1	108.3
Discontinued operations	—	—	(38.5)

Total	27.7	(37.7)	251.2
Net Cash (Used in) Provided by Financing Activities	(20.4)	20.3	(143.6)

Increase (decrease) in cash and cash equivalents	$31.1	$(30.5)	$23.8

Net Cash Provided by (Used in) Operating Activities

Continuing Operations

Continuing operations generated cash of $26.2 million in fiscal 2007 compared to $0.6 million in fiscal 2006. The improvement is primarily due to (i) improved operating performance from the Aerospace and Defense segment; and (ii) lower costs associated with legacy business matters, partially offset by a decrease in the generation of cash from income tax related items.

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

Discontinued Operations

Discontinued operations used $2.4 million of cash in fiscal 2007 primarily related to the retained portions of our former automotive business. Discontinued operations used cash of $13.7 million in fiscal 2006 primarily due to payments associated with the Fine Chemicals business divestiture, including purchase price adjustments and transaction costs, and the Final Settlement and Release Agreement we entered into with Cerberus in June 2006 related to the fiscal 2004 sale of GDX.

Net Cash Provided by (Used In) Investing Activities

Continuing Operations

During fiscal 2007, fiscal 2006, and fiscal 2005, we invested $21.8 million, $19.0 million, and $19.7 million, respectively, in capital expenditures. The capital expenditures in fiscal 2007 include the purchase of 180 acres of land which had been previously leased. The majority of our capital expenditures directly supports our contract and customer requirements and is primarily made for asset replacement, capacity expansion, development of new projects, and safety and productivity improvements.

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

Proceeds from sale of Discontinued Operations

During fiscal 2007, we received $29.7 million from AMPAC in consideration for the cancellation and termination of an unsecured subordinated note receivable from AMPAC, including any interest due thereunder, and AMPAC’s obligation to make an earnings target payment associated with the sale of the Fine Chemicals business. During fiscal 2006, we received $1.1 million of proceeds from the sale of the Turbo product line. During fiscal 2005, we received $108.3 million of proceeds from the sale of the Fine Chemicals business.

Discontinued Operations

Discontinued operations used cash of $38.5 million in fiscal 2005 for capital expenditures in the Fine Chemicals business, of which approximately $17 million was reimbursed from the buyer pursuant to the amended Fine Chemicals purchase agreement.

Net Cash (Used in) Provided by Financing Activities

Fiscal 2007 — Cash of $20.4 million was used primarily for the net retirements of approximately $18.9 million of debt. See discussion of our debt activity under the caption “Borrowing Activity and Senior Credit Facility” below.

Fiscal 2006 — Cash of $20.3 million was generated primarily from the net issuances of approximately $18.5 million of debt.

Fiscal 2005 — Cash of $143.6 million was used primarily reflecting the completion of our recapitalization initiated in November 2004. We redeemed $264.6 million of outstanding debt including redemption costs, offset by $66.4 million from the issuance of our additional 2 1/4% Debentures and $55.7 million from the issuance of Term Loans under our previous credit facility. In addition, we incurred $6.0 million in debt issuance costs and received $4.9 million in other equity transactions.

Borrowing Activity and Senior Credit Facility:

Our borrowing activity in fiscal 2007 and our debt balances as of November 30, 2006 and 2007 were as follows:

	November 30,			November 30,
	2006	Additions	(Payments)	2007
	(In millions)

5 3/4% Convertible Subordinated Notes	$19.8	$—	$(19.8)	$—
4% Contingent Convertible Subordinated Notes	125.0	—	—	125.0
2 1/4% Convertible Subordinated Debentures	146.4	—	—	146.4
9 1/2% Senior Subordinated Notes	97.5	—	—	97.5
Term loan	73.7	75.0	(74.1)	74.6
Promissory note	—	2.8	—	2.8

Total Debt and Borrowing Activity	$462.4	$77.8	$(93.9)	$446.3

In June 2007, we entered into an amended and restated $280.0 million credit facility (Senior Credit Facility) with Wachovia Bank, National Association as Administrative Agent, JP Morgan Chase Bank, N.A. as Syndication

Agent, and a syndicate of lenders. The Senior Credit Facility provides for an $80.0 million revolving credit facility (Revolver) maturing in June 2012, and a $200.0 million credit-linked facility maturing in April 2013. The credit-linked facility consists of a $75.0 million term loan subfacility and a $125.0 million letter of credit subfacility. The interest rate on LIBOR rate borrowings under the Revolver is LIBOR plus 225 basis points, subject to downward adjustment after fiscal 2007 if the leverage ratio is reduced, and the interest rate on the term loan is LIBOR plus 225 basis points. We are charged a fee on the total letter of credit subfacility in the amount of 225 basis points per annum plus a fronting fee of 10 basis points per annum on outstanding letters of credit and other customary charges applicable to facilities of this type. We are also charged a commitment fee on the unused portion of the Revolver in the amount of 50 basis points per annum, subject to downward adjustment after fiscal 2007 if the leverage ratio is reduced. As of November 30, 2007, we had $72.4 million in outstanding letters of credit issued under the $125.0 million letter of credit subfacility and our $80.0 million Revolver was unused.

The Senior Credit Facility replaced our previous credit facility on June 21, 2007 for which we incurred a charge of $0.6 million in the third quarter of fiscal 2007.

In April 2007, we retired our outstanding principal of the 5 3/4% Notes with restricted cash. The outstanding principal on the 5 3/4% Notes had been cash collateralized during fiscal 2006.

In January 2007, we purchased, for $4.3 million, approximately 180 acres of Chino Hills, California land which had been previously leased by the Company. The purchase was financed with $1.5 million of cash and a $2.8 million promissory note. The promissory note is payable in four annual installments, matures in January 2011, and bears interest at a per annum rate of five percent.

The Senior Credit Facility is secured by a substantial portion of our real property holdings and substantially all of our other assets, including the stock and assets of our material domestic subsidiaries that are guarantors of the facility. We are subject to certain limitations including the ability to: incur additional senior debt, release collateral, retain proceeds from asset sales and issuances of debt or equity, make certain investments and acquisitions, grant additional liens, and make restricted payments. We are also subject to the following financial covenants:

		Required Ratios -	Required Ratios -
	Actual Ratios - As of	November 30, 2007	December 1, 2009
Financial Covenant	November 30, 2007	through November 30, 2009	and thereafter

Interest coverage Ratio	4.54 to 1.00	Not less than: 2.25 to 1.00	Not less than: 2.25 to 1.00
Leverage ratio	3.27 to 1.00	Not greater than: 5.75 to 1.00	Not greater than: 5.50 to 1.00

We were in compliance with our financial and non-financial covenants as of November 30, 2007.

In June 2002, we filed a $300 million shelf registration statement with the SEC of which approximately $162 million remains available for issuance. We may use the shelf to issue debt securities, shares of common stock, or preferred stock.

Outlook

As disclosed in Notes 7(b) and 7(c) in Notes to Consolidated Financial Statements, we have exposure for certain legal and environmental matters. We believe that it is currently not possible to estimate the impact, if any, that the ultimate resolution of certain of these matters will have on our financial position, results of operations, or cash flows.

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

Contractual Obligations

We have contractual obligations and commitments in the form of debt obligations, operating leases, certain other liabilities, and purchase commitments. The following table summarizes our contractual obligations as of November 30, 2007 and their expected effect on our liquidity and cash flows in future periods:

	Payments due by Period
		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
	(In millions)

Contractual Obligations:
Long-term debt:
4% Contingent Convertible Subordinated Notes	$125.0	$—	$—	$—	$125.0
2 1/4% Convertible Subordinated Debentures	146.4	—	—	—	146.4
9 1/2% Senior Subordinated Notes	97.5	—	—	—	97.5
Term Loans	74.6	0.8	1.6	1.6	70.6
Promissory Note	2.8	0.7	1.4	0.7	—
Interest on long-term debt(1)	223.7	23.2	46.2	45.8	108.5
Operating leases	36.1	8.5	15.4	8.2	4.0
Conditional asset retirement obligations	13.4	—	—	3.1	10.3
Liabilities associated with legal settlements	29.9	4.7	10.4	10.0	4.8

Total	$749.4	$37.9	$75.0	$69.4	$567.1

(1)	Includes interest on variable debt calculated based on interest rates at November 30, 2007. Variable rate debt was approximately 17% of our total debt at November 30, 2007.

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

Arrangements with Off-Balance Sheet Risk

As of November 30, 2007, obligations required to be disclosed in accordance with FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, consisted of:

— $72.4 million in outstanding commercial letters of credit expiring in 2008, the majority of which may be renewed, and securing obligations for environmental remediation closure and insurance coverage.

— Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to U.S. government agencies for environmental remediation activities.

— Up to $2.3 million of reimbursements to Granite Construction Company (Granite) if the Company requests Granite to cease mining operations on certain portions of the Sacramento Land.

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

Warranties

We provide product warranties in conjunction with certain product sales. The majority of our warranties are a one-year standard warranty for parts, workmanship, and compliance with specifications. On occasion, we have made commitments beyond the standard warranty obligation. While we have contracts with warranty provisions, there is not a history of any significant warranty claims experience. A reserve for warranty exposure is made on a product by product basis when it is both estimable and probable in accordance with SFAS No. 5, Accounting for Contingencies. These costs are included in the program’s estimate at completion and are expensed in accordance with our revenue recognition methodology as allowed under American Institute of Certified Public Accountants (AICPA) Statement of Position No. 81-1 (SOP 81-1), Accounting for Performance Construction-Type and Certain Production-Type Contracts, for that particular contract.

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

The areas most affected by our accounting policies and estimates are revenue recognition, other contract considerations, goodwill, retirement benefit plans, litigation, environmental remediation costs and recoveries, and income taxes. Except for income taxes, which are not allocated to our operating segments, these areas affect the financial results of our business segments.

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

Our Aerospace and Defense segment is derived substantially from contracts that are accounted for in conformity with the AICPA audit and accounting guide, Audits of Federal Government Contracts and SOP 81-1. We consider the nature of the individual underlying contract and the type of products and services provided in determining the proper accounting for a particular contract. Each method is applied consistently to all contracts having similar characteristics, as described below. We typically account for these contracts using the percentage-of-completion method, and progress is measured on a cost-to-cost or units-of-delivery basis. Sales are recognized using various measures of progress, as allowed by SOP 81-1, depending on the contractual terms and scope of work of the contract. We recognize revenue on a units-of-delivery basis when contracts require unit deliveries on a frequent and routine basis. Sales using this measure of progress are recognized at the contractually agreed upon unit price. Where the scope of work on contracts principally relates to research and/or development efforts, or the contract is predominantly a development effort with few deliverable units, we recognize revenue on a cost-to-cost basis. In this case, sales are recognized as costs are incurred and include estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs at completion. Revenue on service or time and material contracts is recognized when performed. If at any time expected costs exceed the value of the contract, the loss is recognized immediately.

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

Revenue from real estate asset sales is recognized when a sufficient down-payment has been received, financing has been arranged and title, possession and other attributes of ownership have been transferred to the buyer. The allocation to cost of sales on real estate asset sales is based on a relative fair market value computation of the land sold which includes the basis on our books, capitalized entitlement costs, and an estimate of our continuing financial commitment. We have not had any significant real estate asset sales during the past three fiscal years.

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

We closely monitor compliance with and the consistent application of our critical accounting policies related to contract accounting. We review the status of contracts through periodic contract status and performance reviews. Also, regular and recurring evaluations of contract cost, scheduling and technical matters are performed by management personnel independent from the business segment performing work under the contract. Costs incurred and allocated to contracts with the U.S. government are reviewed for compliance with regulatory standards by our personnel, and are subject to audit by the Defense Contract Audit Agency.

Goodwill

We test goodwill for possible impairment on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed of; results of testing for recoverability of a significant asset group within a reporting unit; and recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of the future performance of the reporting unit to which the goodwill is attributed. The assumptions supporting the estimated future cash flows of the reporting unit, including the discount rate used and estimated terminal value, reflect our best estimates.

Retirement Benefit Plans

Retirement Benefit Plans include defined benefit pension plans and postretirement benefit plans (medical and life benefits). Retirement benefits are a significant cost of doing business and represent obligations that will be ultimately settled far in the future and therefore are subject to estimates. Our pension and medical and life benefit obligations and related costs are calculated using actuarial concepts in accordance with SFAS 158, SFAS No. 87, Employer’s Accounting for Pensions, and SFAS No. 106, Employer’s Accounting for Postretirement Benefits Other Than Pensions. Pension accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made by us. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate applied to determine service cost and interest cost to arrive at pension income or expense for the year.

The discount rate represents the current market interest rate used to determine the present value of future cash flows currently expected to be required to settle pension obligations. The discount rate is determined at the annual measurement date of August 31 for our pension plans, and is subject to change each year based on changes in overall market interest rates. The assumed discount rate represents the market rate available for investments in high-quality fixed income instruments with maturities matched to the expected benefit payments for pension and medical and life benefit plans. For fiscal 2007 pension benefit obligations, the discount rate was increased by 40 basis points to 6.40%, and for medical and life benefit obligations the discount rate was increased by 40 basis points to 6.25%.

The expected long-term rate of return on plan assets represents the rate of earnings expected in the funds invested to provide for anticipated benefit payments. The expected long-term rate of return on plan assets is also determined at the annual measurement date of August 31 for our pension plans. The expected long-term rate of return used to determine benefit obligations was 8.75% for both fiscal 2007 and 2006. With input from our investment advisors and actuaries, we analyzed the expected rates of return on assets and determined that these rates are reasonable based on the current and expected asset allocations and on the plans’ historical investment performance and best estimates for future investment performance. Our asset managers regularly review actual asset allocations and periodically rebalance investments to targeted allocations when considered appropriate. Our pension assets are managed in two distinct portfolios with different investment objectives and strategies. Approximately $715 million of the assets are attributable to the variable annuity benefits with approximately 75% of those assets targeted to be invested in fixed income. Approximately $1 billion of the assets are attributable to the fixed benefits, with approximately 30% of those assets targeted to be invested in fixed income. The 8.75% expected rate of return applies to the fixed benefit plan assets since variable assets have no bearing on the total annual net periodic pension expense. As of November 30, 2007, the actual asset allocation of fixed benefit plan assets was consistent with the asset allocation assumptions used in determining the expected long-term rate of return. Management will continue to assess the expected long-term rate of return on assets for each plan based on relevant market conditions and will make adjustments to the assumptions as appropriate.

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

A one percentage point change in the key assumptions would have the following effects on the projected benefit obligations as of November 30, 2007 and on expense for fiscal 2008:

Pension Benefits and
	Medical and Life Benefits		Expected Long-term	Assumed Healthcare
	Discount Rate		Rate of Return	Cost Trend Rate
		Projected		Net Periodic	Accumulated
	Net Periodic	Benefit	Net Periodic Pension	Medical and Life	Benefit
	Benefit Expense	Obligation	Benefit Expense	Benefit Expense	Obligation
(In millions)

1% decrease	$22.6	$106.8	$10.0	$(0.1)	$(2.3)
1% increase	(22.6)	(106.8)	(10.0)	0.1	2.3

Contingencies and Litigation

We are currently involved in certain legal proceedings and, as required, have accrued our estimate of the probable costs for resolution of these claims. These estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions or the effectiveness of strategies related to these proceedings. See Note 7 in Notes to Consolidated Financial Statements for more detailed information on litigation exposure.

Reserves for Environmental Remediation and Recoverable from the U.S. Government and Other Third Parties for Environmental Remediation Costs

For a discussion of our accounting for environmental remediation obligations and costs and related legal matters, see “Environmental Matters” above and Note 7 in Notes to Consolidated Financial Statements.

We accrue for costs associated with the remediation of environmental contamination when it becomes probable that a liability has been incurred, and when our costs can be reasonably estimated. Management has a well-established process in place to identify and monitor our environmental exposures. In most cases, only a range of reasonably probable costs can be estimated. In establishing the reserves, the most probable estimated amount is used when determinable, and the minimum amount is used when no single amount in the range is more probable. Environmental reserves include the costs of completing remedial investigation and feasibility studies, remedial and corrective actions, regulatory oversight costs, the cost of operation and maintenance of the remedial action plan, and employee compensation costs for employees who are expected to devote a significant amount of time to remediation efforts. Calculation of environmental reserves is based on the evaluation of currently available information with respect to each individual environmental site and considers factors such as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. Such estimates are based on the expected costs of investigation and remediation and the likelihood that other potentially responsible parties will be able to fulfill their commitments at sites where we may be jointly or severally liable.

As of November 30, 2007, we had environmental remediation reserves of $270.0 million. Environmental remediation cost estimation involves significant uncertainties, including the extent of the remediation required, changing governmental regulations and legal standards regarding liability, evolving technologies and the long periods of time over which most remediation efforts take place. A number of factors could substantially change environmental remediation cost estimates, examples of which include: regulatory changes reducing the allowable levels of contaminants such as perchlorate, nitrosodimethylamine or others; enhanced monitoring and testing technology or protocols which could result in the discovery of previously undetected contaminants; and the implementation of new remediation technologies which could reduce future remediation costs.

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

Based on Aerojet’s projected business volume and the proportion of its business expected to be covered by the Global Settlement, Aerojet currently believes that, as of November 30, 2007, approximately $225.5 million of its estimated future environmental costs will be recoverable. Significant estimates and assumptions that could affect the future recovery of environmental remediation costs include: the proportion of Aerojet’s future business base and total business volume which will be subject to the Global Settlement; limitations on the amount of recoveries available under the Northrop agreement; the ability of Aerojet to competitively bid and win future government contracts if estimated environmental costs significantly increase; the relative size of Aerojet’s commercial business base; the timing of environmental expenditures; and uncertainties inherent in long-term cost projections of environmental remediation projects.

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

Income taxes can be affected by estimates of whether, and within which jurisdictions, future earnings will occur combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects be evaluated using current laws, rules, and regulations, each of which can change at any time and in an unpredictable manner. We establish tax reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and it’s possible that we may not succeed. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit or the closing of the statute. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters, and we do not anticipate any unfavorable material earnings impact from their ultimate resolutions.

Recently Issued Accounting Standards

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarified the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective as of December 1, 2007. We expect to record a benefit of approximately $9 million upon adoption which will directly reduce our shareholders’ deficit.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value and, while not requiring new fair value measurements, may change current practices. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact SFAS 157 will have on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments at fair value that are not currently required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We do not anticipate that the adoption of SFAS 159 will have a material impact on our financial position or results of operations.

In June 2007, the FASB issued Emerging Issue Task Force (EITF) No. 07-03 (EITF 07-03), Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. We do not expect that the adoption of EITF 07-03 will have a material impact on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Policies and Procedures

As an element of our normal business practice, we have established policies and procedures for managing our exposure to changes in interest rates.

The objective in managing exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flow and to make overall borrowing costs more predictable. To achieve this objective, we may use interest rate hedge transactions or other interest rate hedge instruments to manage the net exposure to interest rate changes related to our portfolio of borrowings and to balance our fixed rate compared to floating rate debt. We did not enter into any interest rate hedge transactions or instruments during the past three fiscal years.

Interest Rate Risk

We are exposed to market risk principally due to changes in domestic interest rates. Debt with interest rate risk includes borrowings under our Senior Credit Facility. Other than pension assets, we do not have any significant exposure to interest rate risk related to our investments.

As of November 30, 2007, our debt totaled $446.3 million: $371.7 million, or 83% was at an average fixed rate of 4.76%; and $74.6 million or 17% was at a variable rate of 7.34%.

The estimated fair value of our total debt was $429.6 million as of November 30, 2007 compared to a carrying value of $446.3 million. The fair value of the term loan, convertible subordinated notes, senior subordinated notes, and convertible subordinated debentures was determined based on quoted market prices as of November 30, 2007. The fair value of the remaining debt was determined to approximate carrying value.

Item 8.	Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of GenCorp Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of GenCorp Inc. and its subsidiaries at November 30, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended November 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the years ended November 30, 2007 and 2006 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and other postretirement plans as of November 30, 2007, conditional asset retirement obligations as of November 30, 2006, and stock-based compensation as of December 1, 2005.

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
January 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of GenCorp Inc.

We have audited the consolidated statements of operations, shareholders’ (deficit) equity, and cash flows for the year ended November 30, 2005. Our audit also included the financial statement schedule for the year ended November 30, 2005 at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows for GenCorp Inc. for the year ended November 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended November 30, 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Ernst & Young LLP

Sacramento, California
February 7, 2006,
except for the first sentence of the first paragraph of Note 11, as to which the date is
August 24, 2006

GENCORP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended November 30,
	2007	2006	2005
	(In millions, except per share amounts)

Net sales	$745.4	$621.1	$622.4
Costs and expenses
Cost of products sold	657.8	565.0	737.3
Selling, general and administrative	14.4	28.8	29.5
Depreciation and amortization	28.4	27.2	28.4
Interest expense	28.6	27.2	23.6
Interest income	(4.9)	(3.6)	(0.6)
Other (income) expense, net	(2.6)	11.7	2.5
Unusual items
Legal settlements and estimated loss on legal matters	3.8	8.5	31.1
Customer reimbursement of tax matters	2.3	—	—
Loss on repayment of debt	0.6	—	18.1
Gain on settlements and recoveries	(6.0)	—	(11.8)

Total costs and expenses	722.4	664.8	858.1
Income (loss) from continuing operations before income taxes and cumulative effect of changes in accounting principles	23.0	(43.7)	(235.7)
Income tax benefit	(18.1)	(4.7)	(29.3)

Income (loss) from continuing operations before cumulative effect of changes in accounting principles	41.1	(39.0)	(206.4)
Income (loss) from discontinued operations, net of income taxes	27.9	2.4	(23.6)

Income (loss) before cumulative effect of changes in accounting principles	69.0	(36.6)	(230.0)
Cumulative effect of changes in accounting principles, net of income taxes	—	(1.9)	—

Net income (loss)	$69.0	$(38.5)	$(230.0)

Income (loss) per share of common stock
Basic:
Income (loss) per share from continuing operations before cumulative effect of changes in accounting principles	$0.73	$(0.70)	$(3.78)
Income (loss) per share from discontinued operations, net of income taxes	0.50	0.04	(0.43)
Loss per share from cumulative effect of changes in accounting principles, net of income taxes	—	(0.03)	—

Net income (loss) per share	$1.23	$(0.69)	$(4.21)

Diluted:
Income (loss) per share from continuing operations before cumulative effect of changes in accounting principles	$0.71	$(0.70)	$(3.78)
Income (loss) per share from discontinued operations, net of income taxes	0.43	0.04	(0.43)
Loss per share from cumulative effect of changes in accounting principles, net of income taxes	—	(0.03)	—

Net income (loss) per share	$1.14	$(0.69)	$(4.21)

Weighted average shares of common stock outstanding	56.2	55.4	54.6

Weighted average shares of common stock outstanding, assuming dilution	64.6	55.4	54.6

See Notes to Consolidated Financial Statements.

GENCORP INC.

CONSOLIDATED BALANCE SHEETS

	November 30,	November 30,
	2007	2006
	(In millions, except per share amounts)

ASSETS
Current Assets
Cash and cash equivalents	$92.3	$61.2
Restricted cash	—	19.8
Accounts receivable	99.2	71.1
Inventories	67.5	69.5
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	46.5	37.6
Prepaid expenses and other	17.4	23.5
Assets of discontinued operations	0.1	0.5

Total Current Assets	323.0	283.2
Noncurrent Assets
Property, plant and equipment, net	139.8	136.8
Real estate held for entitlement and leasing	45.3	38.2
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	179.0	177.0
Prepaid pension asset	101.0	187.3
Goodwill	94.9	101.3
Intangible assets	21.7	24.6
Other noncurrent assets, net	90.5	73.0

Total Noncurrent Assets	672.2	738.2

Total Assets	$995.2	$1,021.4

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings and current portion of long-term debt	$1.5	$21.3
Accounts payable	28.9	32.6
Reserves for environmental remediation costs	66.1	55.6
Income taxes payable	6.2	12.2
Postretirement medical and life benefits	8.8	9.7
Advance payments on contracts	49.1	57.1
Other current liabilities	84.3	88.9
Liabilities of discontinued operations	1.0	1.8

Total Current Liabilities	245.9	279.2
Noncurrent Liabilities
Convertible subordinated notes	271.4	271.4
Senior subordinated notes	97.5	97.5
Other long-term debt	75.9	72.2
Deferred income taxes	0.3	—
Reserves for environmental remediation costs	203.9	210.4
Postretirement medical and life benefits	78.5	127.1
Other noncurrent liabilities	73.8	59.6

Total Noncurrent Liabilities	801.3	838.2

Total Liabilities	1,047.2	1,117.4
Commitments and Contingencies (Note 7)
Shareholders’ Deficit
Preference stock, par value of $1.00; 15 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150 million shares authorized; 56.8 million shares issued, 56.6 million outstanding as of November 30, 2007; 56.1 million shares issued, 55.8 million shares outstanding as of November 30, 2006	5.7	5.6
Other capital	205.2	194.8
Accumulated deficit	(227.4)	(296.4)
Accumulated other comprehensive loss, net of income taxes	(35.5)	—

Total Shareholders’ Deficit	(52.0)	(96.0)

Total Liabilities and Shareholders’ Deficit	$995.2	$1,021.4

See Notes to Consolidated Financial Statements.

GENCORP INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

						Accumulated	Total
	Comprehensive					Other	Shareholders’
	Income	Common Stock		Other	Accumulated	Comprehensive	(Deficit)
	(Loss)	Shares	Amount	Capital	Deficit	Loss	Equity
	(In millions, except share and per share amounts)

November 30, 2004		54,002,167	$5.4	$166.1	$(27.9)	$(2.8)	$140.8
Net loss	$(230.0)	—	—	—	(230.0)	—	(230.0)
Change in minimum pension liability, net of taxes	1.2	—	—	—	—	1.2	1.2
Stock-based compensation	—	—	—	2.3	—	—	2.3
Shares issued under stock option and stock incentive plans	—	960,457	0.1	12.9	—	—	13.0

November 30, 2005	$(228.8)	54,962,624	$5.5	$181.3	$(257.9)	$(1.6)	$(72.7)

Net loss	$(38.5)	—	—	—	(38.5)	—	(38.5)
Change in minimum pension liability, net of taxes	1.6	—	—	—	—	1.6	1.6
Stock-based compensation	—	—	—	1.3	—	—	1.3
Tax benefit on equity based compensation	—	—	—	0.6	—	—	0.6
Shares issued under stock option and stock incentive plans	—	853,204	0.1	11.6	—	—	11.7

November 30, 2006	$(36.9)	55,815,828	$5.6	$194.8	$(296.4)	$—	$(96.0)

Net income	$69.0	—	—	—	69.0	—	69.0
SFAS 158 transition amount (see Note 6)	—	—	—	—	—	(35.5)	(35.5)
Stock-based compensation	—	—	—	1.0	—	—	1.0
Shares issued under stock option and stock incentive plans	—	770,892	0.1	9.4	—	—	9.5

November 30, 2007	$69.0	56,586,720	$5.7	$205.2	$(227.4)	$(35.5)	$(52.0)

See Notes to Consolidated Financial Statements.

GENCORP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended November 30,
	2007	2006	2005
	(In millions)

Operating Activities
Net income (loss)	$69.0	$(38.5)	$(230.0)
(Income) loss from discontinued operations, net of income taxes	(27.9)	(2.4)	23.6
Cumulative effect of changes in accounting principles, net of income taxes	—	1.9	—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on repayment of debt	0.6	—	18.1
Depreciation and amortization	28.4	27.2	28.4
Stock-based compensation	1.5	1.8	2.3
Savings plan expense	9.1	8.4	7.9
Changes in operating assets and liabilities, net of effects of divestitures of businesses:
Accounts receivable	(28.1)	11.0	10.5
Inventories	2.0	(12.4)	101.3
Prepaid expenses and other	6.0	(13.9)	(15.1)
Real estate held for entitlement and leasing	(7.4)	(6.8)	(6.2)
Other noncurrent assets	(11.6)	46.8	60.0
Accounts payable	(3.6)	(22.8)	(0.6)
Income taxes payable	(5.3)	13.5	(25.3)
Postretirement medical and life benefits	(8.7)	(13.0)	(13.9)
Advance payments on contracts	(8.0)	12.3	22.9
Other current liabilities	(3.5)	3.0	(5.7)
Deferred income taxes	0.3	—	—
Other noncurrent liabilities	13.4	(15.5)	(59.4)

Net cash provided by (used in) continuing operations	26.2	0.6	(81.2)
Net cash used in discontinued operations	(2.4)	(13.7)	(2.6)

Net Cash Provided by (Used in) Operating Activities	23.8	(13.1)	(83.8)
Investing Activities
Capital expenditures	(21.8)	(19.0)	(19.7)
Restricted cash	19.8	(19.8)	201.1
Proceeds from sale of discontinued operations	29.7	1.1	108.3
Investing activities of discontinued operations	—	—	(38.5)

Net Cash Provided by (Used in) Investing Activities	27.7	(37.7)	251.2
Financing Activities
Proceeds from issuance of convertible notes	—	—	66.4
Repayment of convertible note and senior subordinated note, including redemption costs	—	—	(121.5)
Proceeds from the issuance of other debt	75.0	74.5	55.7
Repayments on other debt	(93.9)	(56.0)	(143.1)
Debt issuance costs	(1.9)	(2.1)	(6.0)
Tax benefit on equity based compensation	—	0.6	—
Proceeds from shares issued under stock option and equity incentive plans	0.4	3.3	4.9

Net Cash (Used in) Provided by Financing Activities	(20.4)	20.3	(143.6)

Increase (decrease) in cash and cash equivalents	31.1	(30.5)	23.8
Cash and cash equivalents at beginning of year	61.2	91.7	67.9

Cash and Cash Equivalents at End of Year	$92.3	$61.2	$91.7

Supplemental Disclosures of Cash Flow Information
Capital expenditure purchased with a promissory note	$2.8	$—	$—
Cash paid for income taxes	0.8	0.4	1.2
Cash paid for interest	28.0	27.4	29.2

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

The Company is a manufacturer of aerospace and defense products and systems with a real estate segment that includes activities related to the re-zoning, entitlement, sale, and leasing of the Company’s excess real estate assets. The Company’s continuing operations are organized into two segments:

Aerospace and Defense — includes the operations of Aerojet-General Corporation, or Aerojet, which develops and manufactures propulsion systems for defense and space applications, armament systems for precision tactical weapon systems, and munitions applications. Aerojet is one of the largest providers of propulsion systems in the United States (U.S.) and the only company that provides both solid and liquid propellant based systems. Primary customers served include major prime contractors to the U.S. government, the Department of Defense (DoD), and the National Aeronautics and Space Administration.

Real Estate — includes activities related to the entitlement, sale, and leasing of the Company’s excess real estate assets. The Company owns approximately 12,600 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California east of Sacramento (Sacramento Land). The Company is currently in the process of seeking zoning changes and other governmental approvals on a portion of the Sacramento Land to optimize its value. The Company has filed applications with, and submitted information to, governmental and regulatory authorities for approvals necessary to re-zone approximately 6,400 acres of the Sacramento Land. The Company also owns approximately 580 acres in Chino Hills, California. The Company is currently seeking removal of environmental restrictions. Once completed, the Company will work to maximize the value of the land.

On August 31, 2004, the Company completed the sale of its GDX Automotive (GDX) business. On November 30, 2005, the Company completed the sale of its Fine Chemicals business. On November 17, 2006, the Company completed the sale of its Turbo product line. The GDX and Fine Chemicals businesses and the Turbo product line are classified as discontinued operations in these Consolidated Financial Statements and Notes to Consolidated Financial Statements (see Note 11).

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

b. Cash and Cash Equivalents

All highly liquid debt instruments purchased with a remaining maturity at the date of purchase of three months or less are considered to be cash equivalents. The Company aggregates its cash balances by bank, and reclassifies any negative balances to accounts payable.

c. Restricted Cash

In April 2007, the Company retired its outstanding 5 3/4% Convertible Subordinated Notes due April 2007 with restricted cash. The outstanding principal on the 5 3/4% Convertible Subordinated Notes had been cash collateralized during fiscal 2006 in order to prevent the early maturity of the credit facility in place at that time.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

d. Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities. The estimated fair value of the Company’s total debt was $429.6 million as of November 30, 2007 compared to a carrying value of $446.3 million. The fair value of the term loan, convertible subordinated notes, senior subordinated notes, and convertible subordinated debentures was determined based on quoted market prices as of November 30, 2007. The fair value of the remaining debt was determined to approximate carrying value.

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

g. Property, Plant and Equipment, net

Property, plant and equipment are recorded at cost. Refurbishment costs are capitalized in the property accounts, whereas ordinary maintenance and repair costs are expensed as incurred. Depreciation is computed principally by accelerated methods based on the following useful lives:

Buildings and improvements	6 — 40 years
Machinery and equipment	3 — 19 years

h. Real Estate Held for Entitlement and Leasing

In accordance with SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, the Company capitalizes all costs associated with the real estate entitlement and leasing process.

i. Retirement Benefits

The Company has a defined benefit pension plan covering substantially all salaried and hourly employees. In addition, the Company provides medical and life insurance benefits (postretirement benefits) to certain eligible retired employees, with varied coverage by employee group. Annual charges to income are made for the cost of the plans, including current service costs, interest costs on benefit obligations, and net amortization and deferrals, increased or reduced by the return on assets. The Company is required to fund annually, at a minimum, those retirement benefit costs which are calculated in accordance with Internal Revenue Service regulations and standards issued by the Cost Accounting Standards Board. The Company expects to pay $1.3 million in benefits to

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

participants in its unfunded pension plans in fiscal 2008, which is partially recoverable under government contracts. The Company will not contribute to its funded pension plan in fiscal 2008.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, on November 30, 2007 which requires that the Consolidated Balance Sheet reflect the funded status of the pension and postretirement plans. The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation. The Company has recognized the aggregate of all overfunded plans in prepaid pension assets and the aggregate of all unfunded plans in either postretirement medical and life benefits or accrued pension benefits. At November 30, 2007, previously unrecognized actuarial (gains)/losses and the prior services (credits)/costs are included in accumulated other comprehensive loss in the Consolidated Balance Sheet as required by SFAS 158. In future periods, the additional actuarial (gains)/losses and prior service (credits)/costs will be recognized in accumulated other comprehensive loss in the period in which they occur (see Note 6).

j. Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair values of the identifiable assets acquired and liabilities assumed. Tests for impairment of goodwill are performed on an annual basis, or at any other time, if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company performed the annual impairment tests for goodwill as of September 1, 2007 and 2006 and determined that goodwill was not impaired as of those dates.

Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; and results of testing for recoverability of a significant asset group within a reporting unit.

If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded. Measurement of the fair value of a reporting unit is based on one or more of the following fair value measures including: amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties; determining the present value of estimated future cash flows; or using valuation techniques based on multiples of earnings or revenue; or a similar performance measure.

k. Intangible Assets

Identifiable intangible assets, such as patents, trademarks, and licenses are recorded at cost or when acquired as part of a business combination at estimated fair value. Identifiable intangible assets are amortized based on when they provide the Company economic benefit, or using the straight-line method, over their estimated useful life. Amortization periods for identifiable intangible assets range from 20 years to 27 years.

l. Impairment or Disposal of Long-Lived Assets

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

m. Revenue Recognition

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

Revenue from real estate asset sales is recognized when a sufficient down-payment has been received, financing has been arranged and title, possession and other attributes of ownership have been transferred to the buyer. The allocation to cost of sales on real estate asset sales is based on a relative fair market value computation of the land sold which includes the basis on our books, capitalized entitlement costs, and an estimate of the Company’s continuing financial commitment. The Company has not had any significant real estate asset sales for the past three fiscal years.

n. Concentrations

Dependence upon government programs and contracts

Sales in fiscal 2007, fiscal 2006, and fiscal 2005 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed below, totaled $665.9 million, $523.5 million, and $500.8 million, respectively. The demand for certain of the Company’s services and products is directly related to the level of funding of government programs.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Major customers

Customers that represented more than 10% of net sales for the fiscal years presented are as follows:

	Year Ended November 30,
	2007	2006	2005

Lockheed Martin Corporation (Lockheed Martin)	28%	39%	39%
Raytheon Company (Raytheon)	28	19	16
The Boeing Company (Boeing)	*	10	*

*	Less than 10% of net sales

Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash equivalents and trade receivables. The Company invests available cash in money market funds, securities of various banks, and securities backed by the U.S. government. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an appropriate allowance for uncollectible accounts receivable based upon the expected collectiblity of all accounts receivable. The Company’s accounts receivables are generally unsecured and are not backed by collateral from its customers. Customers that represented more than 10% of accounts receivable for the periods presented are as follows:

	As of November 30,
	2007	2006
	(In millions)

Lockheed Martin	38%	29%
Raytheon	27	27

Dependence on Single Source and Other Third Party Suppliers

The Company depends on a single or limited number of outside suppliers for raw materials. The Company closely monitors sources of supply to assure that adequate raw materials and other supplies needed in the manufacturing processes are available. As a U.S. government contractor, the Company is frequently limited to procuring materials and components from sources of supply that meet rigorous customer and/or government specifications. In addition, as business conditions, DoD budgets, and Congressional allocations change, suppliers of specialty chemicals and materials sometimes consider dropping low-volume items from their product lines, which may require us to qualify new suppliers for raw materials on key programs. Current suppliers of some raw materials used in the manufacturing of rocket nozzles, composite cases and explosives have announced plans to relocate, close, and/or discontinue certain product lines. These materials, which include TPB/Flexzone, Iron Oxide lacquer, and other materials, are used industry-wide and are key to many of the Company’s motor and warhead programs. The Company continues its efforts at qualifying new suppliers and materials for these materials and expects that such new materials can be available in time to meet future production needs. In some situations, increased costs related to new suppliers may not be recoverable under the Company’s contracts. In addition, some of these materials may have to be procured from foreign suppliers.

The supply of ammonium perchlorate, a principal raw material used in solid propellant, is limited to a single source that supplies the entire domestic solid propellant industry. This single source, however, maintains two separate manufacturing lines a reasonable distance apart which helps mitigate the likelihood of a fire, explosion, or other problem impacting supply. The industry also currently relies on one primary supplier for graphite fiber, which is used in the production of composite materials. This supplier has multiple manufacturing lines for such material. Although other sources of graphite fiber exist, the addition of a new supplier would require the Company to qualify

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the new source for use. Recently, the Japanese government has imposed export restrictions on materials that are to be used in offensive weapons systems. To date, these restrictions have not materially impacted the Company’s production, but have increased the lead times associated with certain production as the export of certain materials has to be approved by the Japanese Defense Ministry.

The Company is also impacted, as is the rest of the industry, by increases in the prices and lead-times of raw materials used in production on various fixed-price contracts. Additionally, whenever possible, the Company has negotiated with its customers economic and/or price adjustment clauses tied to commodity indices. The Company’s past success in negotiating these terms is no indication of its ability to continue to do so. The U.S. DoD has begun to rigorously enforce the provisions of the “Berry Amendment” (DFARS 225-7002, 252.225-7014) which imposes a requirement to procure only certain strategic materials critical to national security from U.S. sources. Due to limited U.S. supply of these materials and the requirement to use domestic sources, lead times and cost impacts have been significant.

Prolonged disruptions in the supply of any of the Company’s key raw materials, difficulty qualifying new sources of supply, implementing use of replacement materials or new sources of supply, and/or a continuing increase in the prices of raw materials could have a material adverse effect on the Company’s operating results, financial condition, and/or cash flows.

Workforce

As of November 30, 2007, 16% of the Company’s 3,252 employees were covered by collective bargaining agreements which are due to expire in the summer of 2008.

o. Environmental Remediation

The Company accounts for identified or potential environmental remediation liabilities in accordance with the AICPA’s Statement of Position 96-1 (SOP 96-1), Environmental Remediation Liabilities, and Security and Exchange Commission (SEC) Staff Accounting Bulletin No. 92, Accounting and Disclosures Relating to Loss Contingencies. Under this guidance, the Company expenses, on a current basis, recurring costs associated with managing hazardous substances and contamination in ongoing operations. The Company accrues for costs associated with the remediation of environmental contamination when it becomes probable that a liability has been incurred, and the amount can be reasonably estimated. In most cases only a range of reasonably probable costs can be estimated. In establishing the Company’s reserves, the most probable estimated amount is used when determinable, and the minimum amount is used when no single amount in the range is more probable. The Company’s environmental reserves include the costs of completing remedial investigation and feasibility studies, remedial and corrective actions, regulatory oversight costs, the cost of operation and maintenance of the remedial action plan, and employee compensation costs for employees who are expected to devote a significant amount of time to remediation efforts. Calculation of environmental reserves is based on the evaluation of currently available information with respect to each individual environmental site and considers factors such as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. Such estimates are based on the expected costs of investigation and remediation and the likelihood that other potentially responsible parties will be able to fulfill their commitments at sites where the Company may be jointly or severally liable. The Company recognizes amounts recoverable from insurance carriers, the U.S. government or other third parties, when the collection of such amounts is probable. Pursuant to U.S. government agreements or regulations, the Company can recover a substantial portion of its environmental costs for its Aerospace and Defense segment through the establishment of prices of the Company’s products and services sold to the U.S. government. The ability of the Company to continue recovering these costs from the U.S. government depends on Aerojet’s sustained business volume under U.S. government contracts and programs.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

p. Conditional Asset Retirement Obligations

The Company adopted the Financial Accounting Standards Board (FASB) Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations, on November 30, 2006. FIN 47 requires that the fair value of a liability for a conditional asset retirement obligation be recognized in the period in which it is incurred and the settlement date is estimable, and is capitalized as part of the carrying amount of the related tangible long-lived asset. The liability is recorded at fair value and the capitalized cost is depreciated over the remaining useful life of the related asset (See Note 7(e)).

q. Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109 (SFAS 109), Accounting for Income Taxes. The Company files a consolidated federal income tax return with its wholly-owned subsidiaries.

r. Warranties

The Company provides product warranties in conjunction with certain product sales. The majority of the Company’s warranties are a one-year standard warranty for parts, workmanship, and compliance with specifications. On occasion, the Company has made commitments beyond the standard warranty obligation. While the Company has contracts with warranty provisions, there is not a history of any significant warranty claims experience. A reserve for warranty exposure is made on a product by product basis when it is both estimable and probable in accordance with SFAS No. 5 (SFAS 5), Accounting for Contingencies. These costs are included in the program’s estimate at completion and are expensed in accordance with the Company’s revenue recognition methodology as allowed under SOP 81-1 for that particular contract.

s. Advance Payments on Contracts

The Company receives advances from customers which may exceed costs incurred on certain contracts. Such advances, other than those reflected as a reduction of inventories as progress payments, are classified as current liabilities.

t. Loss Contingencies

The Company is currently involved in certain legal proceedings and, as required, has accrued its estimate of the probable costs for resolution of these claims. These estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in assumptions or the effectiveness of strategies related to these proceedings (See Note 7 (b) and (c)).

u. Foreign Currency Transactions

Foreign currency transaction gains and (losses) were ($0.1) million in fiscal 2007, $0.5 million in fiscal 2006, and $0.3 million in fiscal 2005 which are reported primarily as a component of discontinued operations. The Company’s foreign currency transactions were primarily associated with the Company’s GDX business, which was classified as a discontinued operation. Substantially all of the assets of GenCorp Inc. that were used in the GDX business were sold effective August 31, 2004 (see Note 11).

v. Research and Development Expenses

Company-sponsored research and development (R&D) expenses were $17.0 million in fiscal 2007, $14.0 million in fiscal 2006, and $12.9 million in fiscal 2005. Company-sponsored R&D expenses include the costs of technical activities that are useful in developing new products, services, processes, or techniques, as well as expenses for technical activities that may significantly improve existing products or processes. These expenses are generally allocated among all contracts and programs in progress under U.S. government contractual arrangements.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Customer-sponsored R&D expenditures, which are funded under government contracts, totaled $269.0 million in fiscal 2007, $219.9 million in fiscal 2006, and $176.9 million in fiscal 2005. Expenditures under customer-sponsored R&D funded government contracts are accounted for as sales and cost of products sold.

w. Stock-Based Compensation

As of December 1, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment,(SFAS 123(R)), which requires companies to recognize in the statement of operations the grant-date fair value of stock awards issued to employees and directors. The Company adopted SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R) (see Note 8). The Company elected to use the short-cut method for determining the historical pool of windfall tax benefits and the tax law ordering approach for purposes of determining whether an excess tax benefit has been realized.

Prior to the adoption of SFAS 123(R), the Company applied Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations to account for awards of stock-based compensation granted to employees.

x. Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarified the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for the Company as of December 1, 2007 and the Company expects to record a benefit of approximately $9 million upon adoption.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value and, while not requiring new fair value measurements, may change current practices. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the impact SFAS 157 will have on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments at fair value that are not currently required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not anticipate that the adoption of SFAS 159 will have a material impact on its financial position or results of operations.

In June 2007, the FASB issued Emerging Issue Task Force (EITF) No. 07-03 (EITF 07-03), Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-03 will have a material impact on its financial position or results of operations.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Income (Loss) Per Share of Common Stock

A reconciliation of the numerator and denominator used to calculate basic and diluted income (loss) per share of common stock (EPS) is presented in the following table:

	Year Ended November 30,
	2007	2006	2005
	(In millions, except per share amounts; shares in thousands)

Numerator for Basic and Diluted EPS
Income (loss) from continuing operations before cumulative effect of changes in accounting principles	$41.1	$(39.0)	$(206.4)
Income (loss) from discontinued operations, net of income taxes	27.9	2.4	(23.6)
Cumulative effect of changes in accounting principles, net of income taxes	—	(1.9)	—

Net income (loss) for basic earnings per share	69.0	(38.5)	(230.0)
Interest on contingent convertible subordinated notes	5.0	—	—

Net income (loss) available to common shareholders, as adjusted for diluted earnings per share	$74.0	$(38.5)	$(230.0)

Denominator
Basic weighted average shares	56,213	55,433	54,575
Effect of:
Contingent convertible subordinated notes	8,101	—	—
Employee stock options	190	—	—
Restricted stock awards	120	—	—

Diluted weighted average shares	64,624	55,433	54,575

Basic EPS:
Income (loss) per share from continuing operations before cumulative effect of changes in accounting principles	$0.73	$(0.70)	$(3.78)
Income (loss) per share from discontinued operations, net of income taxes	0.50	0.04	(0.43)
Loss per share from cumulative effect of changes in accounting principles, net of income taxes	—	(0.03)	—

Net income (loss) per share	$1.23	$(0.69)	$(4.21)

Diluted EPS:
Income (loss) per share from continuing operations before cumulative effect of changes in accounting principles	$0.71	$(0.70)	$(3.78)
Income (loss) per share from discontinued operations, net of income taxes	0.43	0.04	(0.43)
Loss per share from cumulative effect of changes in accounting principles, net of income taxes	—	(0.03)	—

Net income(loss) per share	$1.14	$(0.69)	$(4.21)

During fiscal 2007, the dilutive impact of the Company’s 2 1/4% Convertible Subordinated Debentures were not included in the computation of diluted income per share because the market price of the common stock did not

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exceed the conversion price and only the conversion premium for these debentures is settled in common shares. Additionally, the 5 3/4% Convertible Subordinated Notes were not included in the computation of diluted income per share for fiscal 2007 because the effect would be antidilutive. The dilutive impact of the Company’s 5 3/4% Convertible Subordinated Notes, 4% Contingent Convertible Subordinated Notes, and 2 1/4% Convertible Subordinated Debentures were not included in the computation of diluted loss per share for fiscal 2006 and 2005 because the effect would be antidilutive. See a discussion of the terms of our convertible subordinated notes in Note 5(a). Other potentially dilutive securities that were not included in the diluted EPS calculation because they would be antidilutive are employee stock options of 1.7 million as of November 30, 2006 and 1.9 million as of November 30, 2005.

3.	Balance Sheet Accounts and Supplemental Disclosures

a.	Accounts Receivable

	As of November 30,
	2007	2006
	(In millions)

Billed	$41.5	$43.7
Unbilled	54.0	22.1

Total receivables under long-term contracts	95.5	65.8

Other receivables, net of $0.3 million and $0.1 million of allowance for doubtful accounts as of November 30, 2007 and 2006, respectively	3.7	5.3

Accounts receivable	$99.2	$71.1

The unbilled receivable amounts as of November 30, 2007 expected to be collected after one year is $4.0 million. Such amounts are billed either upon delivery of completed units or settlement of contracts.

b.	Inventories

	As of November 30,
	2007	2006
	(In millions)

Long-term contracts at average cost	$181.7	$155.8
Progress payments	(117.3)	(90.5)

Total long-term contract inventories	64.4	65.3

Raw materials	0.1	0.1
Work in progress	3.0	4.0
Finished goods	—	0.1

Total other inventories	3.1	4.2

Inventories	$67.5	$69.5

As of November 30, 2007 and 2006, long-term contract inventories include $9.7 million and $9.2 million, respectively, of deferred qualification costs. Realization of the deferred costs at November 30, 2007 is dependent upon receipt of future firm orders. The Company believes recovery of costs to be probable and specifically identifiable to future contracts. In addition, long-term contract inventories include an allocation of general and administrative costs incurred in fiscal 2007 and fiscal 2006 of $106.3 million and $115.7 million, respectively, and the cumulative amount of general and administrative costs in long-term contract inventories is estimated to be $18.2 million and $14.6 million at November 30, 2007 and 2006, respectively.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

c.	Property, Plant and Equipment, net

	As of November 30,
	2007	2006
	(In millions)

Land	$33.2	$29.3
Buildings and improvements	144.7	140.3
Machinery and equipment	355.0	352.6
Construction-in-progress	9.3	9.1

	542.2	531.3
Less: accumulated depreciation	(402.4)	(394.5)

Property, plant and equipment, net	$139.8	$136.8

Depreciation expense for fiscal 2007, fiscal 2006, and fiscal 2005 was $23.9 million, $23.4 million, and $24.7 million, respectively.

d.	Goodwill

The goodwill balance at November 30, 2007 and 2006 relates to the Company’s Aerospace and Defense segment. The changes in the carrying amount of goodwill since November 30, 2005 were as follows (in millions):

Balance as of November 30, 2005	102.0
Purchase accounting adjustment during fiscal 2006	(0.7)

Balance as of November 30, 2006	101.3
Purchase accounting adjustment during fiscal 2007	(6.4)

Balance as of November 30, 2007	$94.9

During fiscal 2007 and 2006, goodwill was reduced by $6.4 million and $0.7 million, respectively, as a result of an adjustment to the valuation of a liability associated with the Atlantic Research Corporation acquisition.

e.	Intangible Assets

	Gross
	Carrying	Accumulated	Net Carrying
As of November 30, 2007:	Amount	Amortization	Amount
	(In millions)

Customer related	$10.7	$2.6	$8.1
Acquired technology	18.3	4.7	13.6

Intangible assets	$29.0	$7.3	$21.7

	Gross
	Carrying	Accumulated	Net Carrying
As of November 30, 2006:	Amount	Amortization	Amount
	(In millions)

Customer related	$10.7	$2.1	$8.6
Acquired technology	18.3	3.6	14.7
Pension (Note 6(b))	1.3	—	1.3

Intangible assets	$30.3	$5.7	$24.6

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense related to intangible assets was $1.6 million in fiscal 2007 and $1.7 million in fiscal 2006 and fiscal 2005. Amortization expense for fiscal 2008 through fiscal 2010 related to intangible assets is estimated to be approximately $1.6 million annually. Amortization expense for fiscal 2011 and fiscal 2012 related to intangible assets is estimated to be approximately $1.5 million annually.

f.	Other Noncurrent Assets, net

	As of November 30,
	2007	2006
	(In millions)

Receivable from Northrop Grumman Corporation (see Note 7(d))	$39.9	$33.0
Note receivable (see Note 11)	—	25.5
Deferred financing costs	15.6	16.2
Other	35.0	23.8

	90.5	98.5
Less: allowance on note receivable (see Note 11)	—	(25.5)

Other noncurrent assets, net	$90.5	$73.0

The Company amortizes deferred financing costs over the term of the related debt. Amortization of financing costs was $2.0 million, $2.1 million, and $2.0 million in fiscal 2007, fiscal 2006, and fiscal 2005, respectively.

g.	Other Current Liabilities

	As of November 30,
	2007	2006
	(In millions)

Accrued compensation and employee benefits	$37.0	$33.7
Legal settlements	4.7	15.2
Interest payable	5.0	5.0
Deferred revenue	2.1	3.1
Contract loss provisions	1.3	4.9
Pension liability	1.3	1.7
Other	32.9	25.3

Other current liabilities	$84.3	$88.9

h.	Other Noncurrent Liabilities

	As of November 30,
	2007	2006
	(In millions)

Legal settlements	$25.2	$13.6
Conditional asset retirement obligations	13.4	10.2
Deferred revenue	13.2	8.1
Deferred compensation	10.5	18.0
Pension liability	9.8	0.5
Other	1.7	9.2

Other noncurrent liabilities	$73.8	$59.6

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS 109. The Company files a consolidated federal income tax return with its wholly-owned subsidiaries.

Components of the Company’s income tax benefit from continuing operations are as follows:

	As of November 30,
	2007	2006	2005
	(In millions)

Current
United States federal	$(13.3)	$(5.3)	$(29.3)
State and local	(5.1)	0.6	—

	(18.4)	(4.7)	(29.3)
Deferred
United States federal	0.3	—	—
State and local	—	—	—

	0.3	—	—

Income tax benefit	$(18.1)	$(4.7)	$(29.3)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate on book earnings from continuing operations is as follows:

	Year Ended November 30,
	2007	2006	2005

Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax effect	10.0	(1.0)	—
Tax settlements, refund claims, and reserve adjustments, including interest	(54.6)	(3.9)	(0.8)
Valuation allowance	(67.1)	(57.1)	(18.9)
Deferred tax liability reversal on goodwill	—	27.5	—
State net operating loss adjustment	—	6.6	—
Other, net	(2.0)	3.2	(2.8)

Effective income tax rate	(78.7)%	10.3%	12.5%

Although the Company generated $23.0 million in pretax book income from continuing operations, the Company has a tax loss from continuing operations primarily from fiscal 2007 tax deductions for items previously expensed for book purposes, including environmental expenditures, research and development expenditures, and funding of post retirement obligations. The fiscal 2007 tax net operating loss from continuing operations resulted in an income tax benefit of $6.3 million for carryback to prior years and a refund of previously paid taxes and a $12.2 million benefit primarily from federal and state income tax settlements including research and development credit claim benefits, manufacturer’s investment credit claim benefits, and certain statute expirations, which is partially offset by $0.4 million of current state tax expense. Similar to prior years, a valuation allowance has been recorded to offset the net deferred tax assets for fiscal 2007 to reflect the uncertainty of realization. A valuation allowance is required when it is more likely than not that all or a portion of net deferred tax assets may not be realized. A review of all available positive and negative evidence is considered, including past and future performance, the market environment in which the Company operates, utilization of tax attributes in the past, length of carryback and carryforward periods, and evaluation of potential tax planning strategies when evaluating the realizability of deferred tax assets.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The fiscal 2006 tax net operating loss from continuing operations resulted in an income tax benefit of $6.0 million for carryback to prior years and refunding previously paid taxes.

The fiscal 2005 net operating loss resulted in an income tax benefit of $15.8 million for the portion eligible for carryback to prior years and refund of previously paid taxes. However, to reflect the uncertainty of realizing the benefit of the portion of the net operating losses to be carried forward to offset future taxable income, no benefit has been recorded. Instead, a valuation allowance has been recorded to offset the net deferred tax assets for fiscal 2005. Additionally, the Company increased its fiscal 2005 income tax benefit from continuing operations by $12.9 million for tax refund claims related to a 10 year carryback of prior year’s losses.

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities for continuing operations are as follows:

	As of November 30,
	2007	2006
	(In millions)

Deferred Tax Assets
Accrued estimated costs	$43.8	$73.5
Tax losses and credit carryforwards	176.4	175.2
Depreciation	6.4	12.1
Other postretirement and employee benefits	53.9	58.0
Valuation allowance	(188.4)	(219.8)

Total deferred tax assets	92.1	99.0
Deferred Tax Liabilities
Pensions	73.4	80.3
Federal effect of state deferreds	12.1	13.9
Other	6.9	4.8

Total deferred tax liabilities	92.4	99.0

Total net deferred tax liabilities	(0.3)	—
Less: current deferred tax assets/(liabilities)	—	—

Noncurrent deferred tax liabilities	$(0.3)	$—

At November 30, 2007, the Company had a federal net operating loss carryforward of approximately $223.2 million of which $61.3 million expires in fiscal 2024, $160.6 million expires in fiscal 2025, and $1.3 million expires in fiscal 2027, if not utilized. Approximately $9.2 million of the net operating loss carryforward relates to the exercise of stock options, the benefit of which will be credited to equity when realized. In addition, the Company has federal and state capital loss carryforwards of approximately $158.4 million and $63.3 million, respectively, most of which expire in fiscal 2009. For state tax purposes, the Company has approximately $214.1 million in net

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating loss carryforwards of which $35.6 million expires in fiscal 2014, $133.8 million expires in fiscal 2015, $28.7 million expires in fiscal 2016, and $16.0 million expires in fiscal 2017, if not utilized.

The Company also has a federal research credit carryforward of $6.2 million which begins expiring in fiscal 2021; a California manufacturing investment credit carryforward of $1.0 million which begins expiring in fiscal 2010; and a foreign tax credit carryforward of $5.9 million which begins expiring in fiscal 2010, if not utilized. These tax carryforwards are subject to examination by the tax authorities.

5.	Long-Term Debt

	As of November 30,
	2007	2006
	(In millions)

Convertible subordinated notes	$271.4	$291.2
Senior subordinated notes	97.5	97.5
Other debt	77.4	73.7

Total debt	446.3	462.4
Less: Amounts due within one year	(1.5)	(21.3)

Total long-term debt	$444.8	$441.1

As of November 30, 2007, the Company’s annual fiscal year debt maturities are summarized as follows (in millions):

2008	$1.5
2009	1.5
2010	1.5
2011	1.5
2012	0.8
Thereafter	439.5

Total debt	$446.3

a.	Convertible Subordinated Notes:

	As of November 30,
	2007	2006
	(In millions)

Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in 2024 (2 1/4% Debentures)	$146.4	$146.4
Contingent convertible subordinated notes, bearing interest at 4.00% per annum, interest payments due in January and July, maturing in 2024 (4% Notes)	125.0	125.0
Convertible subordinated notes, bearing interest at 5.75% per annum, matured April 2007 (5 3/4% Notes)	—	19.8

Total convertible subordinated notes	$271.4	$291.2

2 1/4% Convertible Subordinated Debentures

In November 2004, the Company issued $80.0 million in aggregate principal amount of its 2 1/4% Debentures in a private placement pursuant to Section 4(2) and Rule 144A under the Securities Act of 1933. In December 2004, an

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

initial purchaser exercised its option to purchase additional 2 1/4% Debentures totaling $66.4 million aggregate principal amount. The 2 1/4% Debentures have been registered for resale for the purchasers who requested registration. The 2 1/4% Debentures mature in November 2024. Interest on the 2 1/4% Debentures accrues at a rate of 2 1/4% per annum and is payable on May 15 and November 15, beginning May 15, 2005.

Each $1,000 principal of the 2 1/4% Debentures is convertible at each holder’s option, into cash and, if applicable, the Company’s common stock at an initial conversion price of $20 per share (subject to adjustment as provided in the indenture governing the 2 1/4% Debentures) only if: (i) during any fiscal quarter the closing price of the common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter exceeds 130% of the conversion price; (ii) the Company has called the 2 1/4% Debentures for redemption and redemption has not yet occurred; (iii) subject to certain exceptions, during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2 1/4% Debentures for each day of such period is less than 95% of the product of the common stock price on that day multiplied by the conversion rate then in effect; (iv) specified corporate transactions have occurred; or (v) occurrence of a transaction or event constituting a designated event. The Company may be required to pay a make-whole premium in shares of common stock and accrued but unpaid interest if the 2 1/4% Debentures are converted in connection with certain specified designated events occurring on or prior to November 20, 2011. The initial conversion rate of 50 shares for each $1,000 principal amount of the 2 1/4% Debentures is equivalent to a conversion price of $20 per share, subject to certain adjustments. None of these events has occurred subsequent to the issuance of the debentures.

In the event of conversion of the 2 1/4% Debentures, the Company will deliver, in respect of each $1,000 principal amount of 2 1/4% Debentures tendered for conversion, (1) an amount in cash (“principal return”) equal to the lesser of (a) the principal amount of the converted 2 1/4% Debentures and (b) the conversion value (such value equal to the conversion rate multiplied by the average closing price of common shares over a 10 consecutive-day trading period beginning on the second trading day following the day the Debentures are tendered) and (2) if the conversion value is greater than the principal return, an amount in common shares, with a value equal to the difference between the conversion value and the principal return. Fractional shares will be paid in cash.

The Company may, at its option, redeem some or all of its 2 1/4% Debentures for cash on or after November 15, 2014, at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest, including liquidated damages, if any, to but not including the redemption date. In addition, the Company may, at its option, redeem some or all of its 2 1/4% Debentures on or after November 20, 2011 and prior to November 15, 2014, if the closing price of its common stock for at least 20 trading days in any 30 consecutive trading-day period is more than 140% of the conversion price, at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest, including liquidated damages, if any, payable in cash. If the Company so redeems the 2 1/4% Debentures, it will make an additional payment in cash, Company common stock or a combination thereof, at its option, equal to the present value of all remaining scheduled payments of interest on the redeemed debentures through November 15, 2014.

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

The 2 1/4% Debentures are general unsecured obligations and rank equal in right of payment to all of the Company’s other existing and future subordinated indebtedness, including the 4% Notes. The 2 1/4% Debentures rank junior in right of payment to all of the Company’s existing and future senior indebtedness, including all of its obligations under its senior credit facilities and all of its existing and future senior subordinated indebtedness, including the Company’s outstanding 9 1/2% Senior Subordinated Notes. In addition, the 2 1/4% Debentures are

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effectively subordinated to any of the Company’s secured debt and to any and all debt and liabilities, including trade debt of its subsidiaries.

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

In January 2004, the Company issued $125.0 million aggregate principal amount of its 4% Notes in a private placement pursuant to Section 4(2) and Rule 144A under the Securities Act of 1933. The 4% Notes have been registered for resale for the purchasers who requested registration. The 4% Notes mature in January 2024. Interest on the 4% Notes accrues at a rate of 4% per annum and is payable on January 16 and July 16, beginning July 16, 2004. In addition, contingent interest is payable during any six-month period, commencing with the six-month period, beginning January 16, 2008, if the average market price of a 4% Note for the five trading days ending on the third trading day immediately preceding the relevant six-month period equals 120% or more of the principal amount of the notes. Contingent interest will not be payable during the six-month period beginning January 16, 2008.

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

The 4% Notes are general unsecured obligations and rank equal in right of payment to all of the Company’s other existing and future subordinated indebtedness, including the 2 1/4% Debentures. The 4% Notes rank junior in right of payment to all of the Company’s existing and future senior indebtedness, including all of its obligations under its senior credit facilities, and all of its existing and future senior subordinated indebtedness, including the

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s outstanding 9 1/2% Senior Subordinated Notes. In addition, the 4% Notes are effectively subordinated to any of the Company’s secured debt and to any and all debt and liabilities, including trade debt of its subsidiaries.

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

5 3/4% Convertible Subordinated Notes

In April 2002, the Company issued $150.0 million aggregate principal amount of its 5 3/4% Notes that matured and were retired in April 2007. The 5 3/4% Notes were general unsecured obligations of the Company and ranked equal in right of payment to all of the Company’s other then existing and future subordinated indebtedness and junior in right of payment to all of the Company’s then existing and future senior indebtedness, including all of its obligations under its senior credit facilities, and all of its existing and future senior subordinated indebtedness. In addition, the 5 3/4% Notes were effectively subordinated to any of the Company’s secured debt and to any and all debt and liabilities, including trade debt of its subsidiaries.

Interest on the 5 3/4% Notes accrued at a rate of 5.75% per annum and was payable on April 15 and October 15, beginning in October 2002. The 5 3/4% Notes were initially convertible into 54.29 shares of the Company’s common stock per $1,000 principal amount of the 5 3/4% Notes, implying a conversion price of $18.42 per share, at any time preceding the maturity date. The 5 3/4% Notes were redeemable in whole or in part at the option of the holder upon a change of control of the Company at 100% of the principal amount of the 5 3/4% Notes to be repurchased, plus accrued and unpaid interest, if any, to the date of repurchase, and at the option of the Company at any time on or after April 22, 2005 if the closing price of the Company’s common stock exceeded 125% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days at specified redemption prices, plus accrued and unpaid interest, if any.

Issuance of the 5 3/4% Notes in fiscal 2002 generated net proceeds of approximately $144.0 million, which were used to repay debt outstanding under the Company’s credit facility in place at that time. In November 2004, the Company used the net proceeds from the issuance of the 2 1/4% Debentures to repurchase $70.3 million aggregate principal amount of 5 3/4% Notes, resulting in an unusual charge of $8.8 million in fiscal 2004, including the write-off of deferred financing costs associated with the repurchase of the 5 3/4% Notes. In the first quarter of fiscal 2005, an additional $59.9 million in aggregate principal amount of 5 3/4% Notes was repurchased with net proceeds from the exercise by an initial purchaser of the 2 1/4% Debentures of its option to purchase additional debentures. The repurchase of the 5 3/4% Notes resulted in an unusual charge of $5.5 million in fiscal 2005, including the write-off of deferred financing costs associated with the repurchased 5 3/4% Notes.

Certain holders of the 5 3/4% Notes converted a de minimus amount of their notes into the Company’s common stock during fiscal 2006. There were no other conversions to common stock prior to maturity in April 2007 when the Company retired the outstanding principal of its 5 3/4% Notes with restricted cash. The outstanding principal on the 5 3/4% Notes had been cash collateralized during fiscal 2006 in order to prevent the early maturity of the credit facility in place at that time.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

b.	Senior Subordinated Notes:

	As of
	November 30,
	2007	2006
	(In millions)

Senior subordinated notes, bearing interest at 9.50% per annum, interest payments due in February and August, maturing in 2013 (9 1/2% Notes)	$97.5	$97.5

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

The 9 1/2% Notes are unsecured and subordinated to all of the Company’s existing and future senior indebtedness, including borrowings under its senior credit facilities. The 9 1/2% Notes rank senior to the 4% Notes and the 2 1/4% Debentures. The 9 1/2% Notes are guaranteed by the Company’s material domestic subsidiaries. Each subsidiary guarantee is unsecured and subordinated to the respective subsidiary’s existing and future senior indebtedness, including guarantees of borrowings under the senior credit facilities. The 9 1/2% Notes and related guarantees are effectively subordinated to the Company’s and the subsidiary guarantors’ secured debt and to any and all debt and liabilities, including trade debt of the Company’s non-guarantor subsidiaries.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2006, the Company entered into a second supplemental indenture for the 9 1/2% Notes to amend the indenture dated August 11, 2003, as amended October 2004, to permit the Company to incur additional indebtedness under its previous credit facility.

c.	Other Debt:

	As of
	November 30,
	2007	2006
	(In millions)

Term loan, bearing interest at various rates (rate of 7.34% as of November 30, 2007), payable in quarterly installments of $187,500 plus interest, maturing in 2013	$74.6	$73.7
Promissory note, bearing interest at 5% per annum, payable in annual installments of $700,000 plus interest, maturing in 2011	2.8	—

Total other debt	$77.4	$73.7

Senior Credit Facility

In June 2007, the Company entered into an amended and restated $280.0 million credit facility (Senior Credit Facility) with Wachovia Bank, National Association as Administrative Agent, JP Morgan Chase Bank, N.A. as Syndication Agent, and a syndicate of lenders. The Senior Credit Facility provides for an $80.0 million revolving credit facility (Revolver) maturing in June 2012, and a $200.0 million credit-linked facility maturing in April 2013. The credit-linked facility consists of a $75.0 million term loan subfacility and a $125.0 million letter of credit subfacility. The interest rate on LIBOR rate borrowings under the Revolver is LIBOR plus 225 basis points, subject to downward adjustment after fiscal 2007 if the leverage ratio is reduced, and the interest rate on the term loan is LIBOR plus 225 basis points. The Company is charged a fee on the total letter of credit subfacility in the amount of 225 basis points per annum plus a fronting fee of 10 basis points per annum on outstanding letters of credit and other customary charges applicable to facilities of this type. The Company is also charged a commitment fee on the unused portion of the Revolver in the amount of 50 basis points per annum, subject to downward adjustment after fiscal 2007 if the leverage ratio is reduced.

The Senior Credit Facility replaced the Company’s previous credit facility on June 21, 2007 for which the Company incurred a charge of $0.6 million in the third quarter of fiscal 2007.

As of November 30, 2007, the borrowing limit under the Revolver was $80.0 million with all of it available. The Company had $74.6 million outstanding under the term loan subfacility and $72.4 million outstanding letters of credit issued under the $125.0 million letter of credit subfacility at November 30, 2007.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Senior Credit Facility is secured by a substantial portion of the Company’s real property holdings and substantially all of the Company’s other assets, including the stock and assets of its material domestic subsidiaries that are guarantors of the facility. The Company is subject to certain limitations including the ability to: incur additional senior debt, release collateral, retain proceeds from asset sales and issuances of debt or equity, make certain investments and acquisitions, grant additional liens, and make restricted payments, including dividends. The Company is also subject to financial covenants, which are as follows:

	Actual Ratios as of	Required Ratios November 30, 2007	Required Ratios
Financial Covenant	November 30, 2007	Through November 30, 2009	December 1, 2009 and thereafter

Interest coverage ratio	4.54 to 1.00	Not less than: 2.25 to 1.00	Not less than: 2.25 to 1.00
Leverage ratio	3.27 to 1.00	Not greater than: 5.75 to 1.00	Not greater than: 5.50 to 1.00

The Company was in compliance with its financial and non-financial covenants as of November 30, 2007.

Promissory Note

In January 2007, the Company purchased, for $4.3 million, approximately 180 acres of land which had been previously leased by the Company. The purchase was financed with $1.5 million of cash and a $2.8 million promissory note. The promissory note is payable in four annual installments, matures in January 2011, and bears interest at a per annum rate of five percent.

6.	Retirement Benefits

a.	Plan Descriptions

Pension Benefits — The Company has a defined benefit pension plan covering substantially all salaried and hourly employees. Normal retirement age is 65, but certain plan provisions allow for earlier retirement. Pension benefits are calculated under formulas based on average earnings and length of service for salaried employees and under negotiated non-wage based formulas for hourly employees. The Company also sponsors an unfunded non-qualified Benefits Restoration Plan (BRP), which restores benefits that can not be paid under the GenCorp qualified pension plan due to IRS limitations.

Medical and Life Benefits — The Company provides medical and life insurance benefits (postretirement benefits) to certain eligible retired employees, with varied coverage by employee group. Medical and life benefit obligations are unfunded.

Defined Contribution 401(k) Benefits — The Company sponsors defined contribution 401(k) plans and participation in these plans is available to all employees. Company contributions to these plans generally are based on a percentage of employee contributions. The cost of these plans for both continuing and discontinued operations was $9.1 million in fiscal 2007, $8.4 million in fiscal 2006, and $7.9 million in fiscal 2005. The Company’s contribution to the plans is invested entirely in the GenCorp Stock Fund, and may be funded with cash or shares of GenCorp common stock. There are no restrictions on participants re-allocating all or a part of their accounts in the GenCorp Stock Fund to other investment choices.

BRP Savings Plan — The Company sponsors an unfunded non-qualified defined contribution plan designed to enable participants to continue to defer their compensation on a pre-tax basis when such compensation or the participants’ deferrals to tax-qualified plans exceed applicable Internal Revenue Code of 1986 (IRC) limits. Under the BRP Savings Plan, employees who are projected to be impacted by the IRC limits, may, on an annual basis, elect to defer compensation earned in the current year such as salary and certain other incentive compensation. The Company makes a matching contribution in an amount equal to 100% of the participant’s contribution not to exceed 4.5% of the participant’s eligible compensation. Participants indicate how they wish their deferred compensation and the Company matching contributions to be notionally invested among the same investment options available through the GenCorp defined contribution 401(k) plan.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 158 Adoption — Effective November 30, 2007, the Company adopted SFAS 158 which requires that the Consolidated Balance Sheet reflect the funded status of the pension and postretirement plans. The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation. The Company has recognized the aggregate of all overfunded plans in prepaid pension assets; and the aggregate of all unfunded plans in either postretirement medical and life benefits, or other current and noncurrent liabilities.

At November 30, 2007, previously unrecognized actuarial (gains)/losses and the prior services (credits)/costs are included in accumulated other comprehensive loss in the Consolidated Balance Sheet as required by SFAS 158. In future periods, the additional actuarial (gains)/losses and prior service (credits)/costs will be recognized in accumulated other comprehensive loss in the period in which they occur.

Effective November 30, 2009, the Company will adopt the measurement provision of SFAS 158 which requires measurement of the assets and benefit obligations at the fiscal year end. The Company currently performs this measurement as of August 31 of each fiscal year.

The incremental effect of adopting SFAS 158 on individual line items in the Consolidated Balance Sheet at November 30, 2007 is shown below:

	Before Adoption of		After Adoption of
	SFAS 158	Adjustments	SFAS 158
	(In millions)

Prepaid pension asset	$166.5	$(65.5)	$101.0
Intangible assets	1.3	(1.3)	—
Total Assets	1,062.0	(66.8)	995.2
Pension liability, current (component of other current liabilities)	1.3	—	1.3
Postretirement medical and life benefits, current	8.8	—	8.8
Postretirement medical and life benefits, noncurrent	119.3	(40.8)	78.5
Pension liability, noncurrent (component of other noncurrent liabilities)	0.3	9.5	9.8
Total Liabilities	1,078.5	(31.3)	1,047.2
Accumulated other comprehensive loss, net of income taxes	—	(35.5)	(35.5)
Total Shareholders’ Deficit	(16.5)	(35.5)	(52.0)

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

b.	Plan Results

Summarized below is the balance sheet impact of the Company’s pension benefits and medical and life benefits. Pension benefits include the consolidated qualified plan, and the unfunded non-qualified plan for benefits provided to employees beyond those provided by the Company’s qualified plans. Plan assets, benefit obligations, and the funded status of the plans are determined at the annual measurement date of August 31 for each year presented below:

			Medical and
	Pension Benefits		Life Benefits
	Year Ended November 30,
	2007	2006	2007	2006
	(In millions)

Change in fair value of plan assets:
Fair value — beginning of year	$1,705.7	$1,693.9	$—	$—
Actual return on plan assets	145.5	145.7	—	—
Employer contributions	1.9	4.4	8.1	11.3
Divestiture(1)	—	(4.1)	—	—
Benefits paid	(140.9)	(134.2)	(8.1)	(11.3)

Fair Value — end of year	$1,712.2	$1,705.7	$—	$—

Change in benefit obligation:
Benefit obligation — beginning of year	$1,677.6	$1,717.3	$97.7	$113.4
Service cost	17.2	18.2	0.3	0.4
Interest cost	96.2	112.9	5.5	5.7
Divestiture(1)	—	(5.3)	—	—
Actuarial (gains) losses	(26.9)	(31.3)	(6.6)	(10.5)
Benefits paid	(140.9)	(134.2)	(8.1)	(11.3)

Benefit obligation — end of year(2)	$1,623.2	$1,677.6	$88.8	$97.7

Funded status of the plans	$89.0	$28.1	$(88.8)	$(97.7)
Unrecognized actuarial (gains) losses	—	141.0	—	(34.0)
Unrecognized prior service (credits) costs	—	16.7	—	(6.8)
Employer contributions/benefit payments from August 31 to November 30	0.9	0.6	1.5	1.7

Net Asset (Liability) Recognized in the Consolidated Balance Sheets(3)	$89.9	$186.4	$(87.3)	$(136.8)

Amounts Recognized in the Consolidated Balance Sheets:
Prepaid pension asset	$101.0	$187.3	$—	$—
Intangible assets	—	1.3	—	—
Pension liability, current (component of other current liabilities)	(1.3)	(1.7)	—	—
Postretirement medical and life benefits, current	—	—	(8.8)	(9.7)
Postretirement medical and life benefits, noncurrent	—	—	(78.5)	(127.1)
Pension liability, non-current (component of other noncurrent liabilities)	(9.8)	(0.5)	—	—

Net Asset (Liability) Recognized in the Consolidated Balance Sheets	$89.9	$186.4	$(87.3)	$(136.8)

(1)	As discussed in Note 11, the Company sold the Fine Chemicals business effective November 30, 2005 and transferred pension obligations and related assets to the buyer during fiscal 2006.

(2)	Pension amounts include $11.6 million in fiscal 2007 and $13.2 million in fiscal 2006 for unfunded plans.

(3)	Pension amounts include $11.1 million in fiscal 2007 and $10.4 million in fiscal 2006 for unfunded plans.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized on a pre-tax basis in accumulated other comprehensive loss at November 30, 2007 are as follows:

	Pension	Medical and
	Benefits	Life Benefits
	(In millions)

Net actuarial gains (losses)	$(61.7)	$34.1
Prior service credits (costs)	(14.6)	6.7

	$(76.3)	$40.8

The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit (income) expense in fiscal 2008 are as follows:

	Pension	Medical and
	Benefits	Life Benefits
	(In millions)

Recognized net actuarial (gains) losses	$14.6	$(6.8)
Amortization of prior service (credits) costs	2.0	(0.2)

	$16.6	$(7.0)

The accumulated benefit obligation for the defined benefit pension plans was $1,582 million and $1,633 million as of the August 31, 2007 and 2006 measurement dates, respectively.

Components of net periodic benefit (income) expense for continuing operations are as follows:

				Medical and
	Pension Benefits			Life Benefits
	Year Ended November 30,
	2007	2006	2005	2007	2006	2005
	(In millions)

Service cost	$17.2	$18.2	$14.0	$0.3	$0.4	$0.4
Interest cost on benefit obligation	96.2	112.9	113.9	5.5	5.7	7.2
Assumed return on plan assets(1)	(122.8)	(139.0)	(134.4)	—	—	—
Amortization of prior service costs	2.0	2.2	1.7	(0.1)	(3.6)	(4.0)
Amortization of net (gains) losses	29.8	52.8	55.5	(6.5)	(6.1)	(6.5)

Net periodic benefit (income) expense	$22.4	$47.1	$50.7	$(0.8)	$(3.6)	$(2.9)

(1)	Actual returns for plan assets were $145.5 million in fiscal 2007, $145.7 million in fiscal 2006, and $185.9 million in fiscal 2005.

Components of net periodic benefit expense for discontinued operations, related to the sale of the Fine Chemicals business, as of November 30, 2005 were as follows (in millions):

Pension and medical and life benefit expense	$0.6
Settlement/curtailment	1.7

Net periodic benefit expense	$2.3

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company used the following assumptions, calculated based on a weighted-average, to determine the benefit obligations and net periodic benefit expense for the applicable fiscal year.

	Pension		Medical and
	Benefits		Life Benefits
	2007	2006	2007	2006

Discount rate (benefit obligations)	6.40%	6.00%	6.25%	5.85%
Discount rate (net periodic benefit expense)	6.00%	5.50%	5.85%	5.20%
Expected long-term rate of return on plan assets	8.75%	8.75%	*	*
Rate of compensation increase	4.50%	4.50%	*	*
Initial healthcare trend rate	*	*	10.00%	10.00%
Ultimate healthcare trend rate	*	*	5.00%	5.00%
Year ultimate rate attained	*	*	2012	2011

*	Not applicable.

The above assumptions apply to fixed benefit plans only, as variable benefit plans do not impact total annual net periodic pension expense.

Certain actuarial assumptions, such as assumed discount rate, long-term rate of return, rate of compensation increase, and assumed healthcare cost trend rates can have a significant effect on amounts reported for periodic cost of pension benefits and medical and life benefits, as well as respective benefit obligation amounts. The assumed discount rate represents the market rate available for investments in high-quality fixed income instruments with maturities matched to the expected benefit payments for pension and medical and life benefit plans. For fiscal 2007 pension benefit obligations, the discount rate was increased by 40 basis points to 6.40%, and for medical and life benefit obligations the discount rate was increased by 40 basis points to 6.25%. The increase in the discount rate used was primarily due to increases in the yield of high quality fixed income instruments during the measurement period.

The expected long-term rate of return on plan assets represents the rate of earnings expected in the funds invested to provide for anticipated benefit payments. The expected long-term rate of return on plan assets is also determined at the annual measurement date of August 31. The expected long-term rate of return used to determine benefit obligations was 8.75% for both fiscal 2007 and fiscal 2006. With input from the Company’s investment advisors and actuaries, the Company has analyzed the expected rates of return on assets and determined that these rates are reasonable based on the current and expected asset allocations and on the plans’ historical investment performance and best estimates for future investment performance. The Company’s asset managers regularly review actual asset allocations and periodically rebalance investments to targeted allocations when considered appropriate. The Company’s pension assets are managed in two distinct portfolios with different investment objectives and strategies. Approximately $715 million of the assets are attributable to the variable annuity benefits with approximately 75% of those assets targeted to be invested in fixed income. Approximately $1.0 billion of the assets are attributable to the fixed benefits, with approximately 30% of those assets targeted to be invested in fixed income. As of November 30, 2007, the actual asset allocation of fixed benefit plan assets was consistent with the asset allocation assumptions used in determining the expected long-term rate of return.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates for the medical benefit plans. For fiscal 2007 medical benefit obligations, the Company assumed a 10% annual rate of increase in the per capita cost of covered healthcare claims with the rate decreasing over 5 years until reaching 5%.

A one percentage point change in the key assumptions would have the following effects on the projected benefit obligations as of November 30, 2007 and on expense for fiscal 2008:

	Pension Benefits and			Assumed Healthcare
	Medical and Life Benefits Discount Rate		Expected Long-term	Cost Trend Rate
		Projected	Rate of Return	Net Periodic	Accumulated
	Net Periodic	Benefit	Net Periodic Pension	Medical and Life	Benefit
	Benefit Expense	Obligation	Benefit Expense	Benefit Expense	Obligation
(In millions)

1% decrease	$22.6	$106.8	$10.0	$(0.1)	$(2.3)
1% increase	(22.6)	(106.8)	(10.0)	0.1	2.3

d.	Plan Assets and Investment Policy

The Company’s pension plans weighted average asset allocation and the investment policy asset allocation targets at August 31, 2007 and 2006, by asset category, are as follows:

	2007		2006
	Actual	Target(1)	Actual	Target(1)

Domestic equity securities	21%	21%	20%	21%
International equity securities	11	11	11	11
Fixed income	47	50	50	50
Real estate	2	2	2	2
Alternative investments	19	16	17	16

	100%	100%	100%	100%

(1)	Assets rebalanced periodically to remain within a reasonable range of the target.

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

The Company expects to pay $1.3 million in benefits to participants in its unfunded pension plan in fiscal 2008 which is partially recoverable under government contracts. The Company will not contribute to its funded pension plan in fiscal 2008.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

e.	Benefit Payments

The following presents estimated future benefit payments, including the cost of expected future service, are summarized as follows:

	Pension	Medical and Life Benefits
	Benefits	Gross Benefit	Medicare D	Net Benefit
Year Ended November 30,	Payments	Payments	Subsidy	Payments
	(In millions)

2008	$137.3	$10.1	$1.3	$8.8
2009	134.5	9.4	0.4	9.0
2010	132.0	9.3	0.4	8.9
2011	129.5	9.1	0.4	8.7
2012	127.2	9.4	0.4	9.0
Years 2013 – 2017	602.1	41.9	1.6	40.3

The Company received an annual federal subsidy of $1.0 million in fiscal 2007 related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare D Subsidy).

7.	Commitments and Contingencies

a.	Lease Commitments and Revenues

The Company and its subsidiaries lease certain facilities, machinery and equipment, and office buildings under long-term, non-cancelable operating leases. The leases generally provide for renewal options ranging from one to ten years and require the Company to pay for utilities, insurance, taxes, and maintenance. Rent expense was $8.7 million in fiscal 2007and fiscal 2006, and $8.5 million in fiscal 2005.

The Company also leases certain surplus facilities to third parties. The Company recorded lease revenue of $6.3 million in fiscal 2007, $6.5 million in fiscal 2006, and $6.6 million in fiscal 2005 related to these arrangements, which have been included in net sales.

The future minimum rental commitments under non-cancelable operating leases with initial or remaining terms of one year or more and lease revenue in effect as of November 30, 2007 were as follows:

	Future Minimum	Lease
Year Ended November 30,	Rental Commitments	Revenues
	(In millions)

2008	$8.5	$5.1
2009	8.0	2.7
2010	7.4	0.1
2011	5.1	0.1
2012	3.1	0.1
Thereafter	4.0	—

	$36.1	$8.1

b.	Legal Proceedings

The Company and its subsidiaries are subject to legal proceedings, including litigation in federal and state courts, which arise out of, and are incidental to, the ordinary course of the Company’s on-going and historical businesses. The Company is also subject from time to time to governmental investigations by state and federal agencies. The Company cannot predict the outcome of such proceedings with any degree of certainty. The Company accounts for litigation losses in accordance with SFAS 5. Under SFAS 5, loss contingency provisions are recorded

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than when the ultimate loss is known, and are refined each quarterly reporting period as additional information becomes known. For legal settlements where there is no stated amount for interest, the Company will estimate an interest factor and discount the liability accordingly.

Groundwater Cases

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

As previously reported in the Company’s periodic filings, in December 2006, Aerojet was sued by eleven individual plaintiffs residing in the vicinity of Aerojet’s facilities near Sacramento, California. Haynes et al. v. Aerojet-General Corporation, Case No. O6AS04555, Sacramento County (CA) Superior Court (the Sacramento litigation). Additional claims added to the case bring the total number of plaintiffs to fifteen. The plaintiffs alleged that Aerojet contaminated groundwater, which plaintiffs consumed causing illness, death, and economic injury. Aerojet and the plaintiffs reached a confidential settlement in principle of this case. The settlement agreement provided for the dismissal of all claims and full releases by the plaintiffs. As a result of this settlement, the Company reserved for the settlement and recorded a charge to operations for the amount related to the unrecoverable portion from the U.S. Government.

In June 2007, Aerojet was sued by seven individual plaintiffs residing in the vicinity of Aerojet’s former facility in Azusa, California. The case is entitled Gatter et al. v. Aerojet-General Corporation, Case No. K050503R, Los Angeles County (CA) Superior Court and was served June 21, 2007. The plaintiffs allege that Aerojet and unnamed defendants contaminated groundwater, which plaintiffs allegedly consumed, causing illness and economic injury. Discovery is ongoing. Trial is currently set for October 2008.

Aerojet has been recently named as a defendant in a lawsuit brought by six individuals who allegedly resided in the vicinity of Aerojet’s Sacramento facility. Plaintiffs allege that Aerojet contaminated groundwater to which plaintiffs were exposed and which caused plaintiffs illness and economic injury. Aerojet has not been served with the complaint.

Vinyl Chloride Litigation

Between the early 1950s and 1985, the Company produced polyvinyl chloride (PVC) resin at its former Ashtabula, Ohio facility. PVC is one of the most common forms of plastic currently on the market. A building block

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Of the cases that have been filed, the majority have been dismissed or settled on terms favorable to the Company. There were three vinyl chloride cases pending against the Company as of November 30, 2007, all involving employees at VC or PVC facilities owned or operated by others. One of the pending cases is an action seeking class certification and a medical monitoring program for former employees at a PVC facility in New Jersey.

Asbestos Litigation

The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases have been filed in Madison County, Illinois and San Francisco, California. There were 160 asbestos cases pending as of November 30, 2007.

Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued for such contingencies.

Snappon SA Wrongful Discharge Claims

In November 2003, the Company announced the closing of a manufacturing facility in Chartres, France owned by Snappon SA, a subsidiary of the Company, previously involved in the automotive business. In accordance with French law, Snappon SA negotiated with the local works’ council regarding the implementation of a social plan for the employees. Following the implementation of the social plan, approximately 188 of the 249 former Snappon employees sued Snappon SA in the Chartres Labour Court alleging wrongful discharge. The claims were heard in two groups. On April 11, 2006, the Labour Court rejected most of the claims of the first group of 44 former employees and held Snappon SA responsible for €12,000 (approximately $17,000) as damages. After two hearings, the Labour Court rejected the claims filed by the second group of former employees, which group had claimed damages in excess of €12.7 million (approximately $18 million). A total of 175 former employees have appealed these decisions. These appeals are scheduled to be heard in October 2008.

Other Legal Matters

On August 31, 2004, the Company completed the sale of its GDX business to an affiliate of Cerberus Capital Management, L.P. (Cerberus). In accordance with the divestiture agreement, the Company provided customary indemnification to Cerberus for certain liabilities accruing prior to the closing of the transaction (the Closing). Cerberus has notified the Company of a claim by a GDX customer that alleges that certain parts manufactured by GDX prior to the Closing failed to meet customer specifications. The Company has assumed the defense of this matter and is investigating the underlying facts to determine what liability, if any, the Company may have for this claim.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of November 30, 2007, the aggregate range of these anticipated environmental costs was $270 million to $470 million and the accrued amount was $270.0 million. See Note 7(d) for a summary of the environmental reserve activity for fiscal 2007. Of these accrued liabilities, approximately 61% relates to the Sacramento, California site and approximately 28% to the Baldwin Park Operable Unit of the San Gabriel Valley, California site. Each of those two sites is discussed below. The balance of the accrued liabilities relates to other sites for which the Company’s obligations are probable and estimable.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remediation activities are fully funded; and (c) removed approximately 2,600 acres of non-contaminated land from the US EPA superfund designation.

Aerojet is involved in various stages of soil and groundwater investigation, remedy selection, design, and remedy construction associated with the operable units. In 2002, the US EPA issued a UAO requiring Aerojet to implement the US EPA-approved remedial action in the Western Groundwater Operable Unit. An identical order was issued by the California Regional Water Quality Control Board, Central Valley (Central Valley RWQCB). Aerojet will submit a Remedial Investigation/Feasibility Study for the Perimeter Groundwater Operable Unit in early 2008 and anticipates that the US EPA will issue a Record of Decision later in the same year. The remaining operable units are under various stages of investigation.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Sites

In August 2007, along with numerous other companies, the Company received from the USFWS a notice of a Natural Resource Damage Assessment Plan for the Ottawa River and Northern Maumee Bay. The Company previously manufactured products for the automotive industry at a Toledo, Ohio site, which was adjacent to the Ottawa River. This facility was divested in 1990 and the Company indemnified the buyer for claims and liabilities arising out of certain pre-divestiture environmental matters. It is not possible to predict the outcome or timing of these types of assessments, which are typically lengthy processes lasting several years, or the amounts of or responsibility for these damages.

The Company is currently involved in approximately 34 other environmental remediation actions or claims. In many of these matters, the Company is involved with other PRPs. In many instances, the Company’s liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company’s involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company’s experience, interim and final allocations of liability and costs are generally made based on relative contributions of waste or contamination.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

d.	Environmental Reserves and Estimated Recoveries

Reserves

The Company reviews on a quarterly basis estimated future remediation costs that could be incurred over the contractual term or next fifteen years of the expected remediation. The Company has an established practice of estimating environmental remediation costs over a fifteen year period, except for those environmental remediation costs whose contractual terms are sufficiently specific to allow reasonable cost estimates to be developed less or greater than a fifteen year period. As the period for which estimated environmental remediation costs increases, the reliability of such estimates decrease. These estimates consider the investigative work and analysis of engineers, outside environmental consultants, and the advice of the Company’s attorneys regarding the status and anticipated results of various administrative and legal proceedings. In most cases, only a range of reasonably probable costs can be estimated. In establishing our reserves, the most probable estimate is used when determinable; otherwise, the minimum amount is used when no single amount in the range is more probable. Accordingly, such estimates can change as the Company periodically evaluates and revises such estimates as new information becomes available. Management cannot predict whether new information gained as projects progress will affect the estimated liability accrued. The timing of payment for estimated future environmental costs depends on the timing of regulatory approvals for planned remedies and the construction and completion of the remedies.

A summary of the Company’s environmental reserve activity is shown below:

			Total
			Environmental
	Aerojet	Other	Reserve
	(In millions)

November 30, 2004	$287.0	$16.6	$303.6
Fiscal 2005 additions	13.0	1.4	14.4
Fiscal 2005 expenditures	(44.4)	(5.6)	(50.0)

November 30, 2005	255.6	12.4	268.0
Fiscal 2006 additions	48.4	1.8	50.2
Fiscal 2006 expenditures	(47.5)	(4.7)	(52.2)

November 30, 2006	256.5	9.5	266.0
Fiscal 2007 additions	57.9	2.5	60.4
Fiscal 2007 expenditures	(54.9)	(1.5)	(56.4)

November 30, 2007	$259.5	$10.5	$270.0

As of November 30, 2007, the Aerojet reserves include $164.2 million for the Sacramento site, $74.2 million for BPOU, and $21.1 million for other Aerojet reserves.

The effect of the final resolution of environmental matters and the Company’s obligations for environmental remediation and compliance cannot be accurately predicted due to the uncertainty concerning both the amount and timing of future expenditures and due to regulatory or technological changes. The Company believes, on the basis of presently available information, that the resolution of environmental matters and the Company’s obligations for environmental remediation and compliance will not have a material adverse effect on the Company’s results of operations, liquidity, or financial condition. The Company will continue its efforts to mitigate past and future costs through pursuit of claims for recoveries through insurance coverage, if available, and from other PRPs, along with continued investigation of new and more cost effective remediation alternatives and technologies.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated Recoveries

On January 12, 1999, Aerojet and the U.S. government implemented the October 1997 Agreement in Principle (Global Settlement) resolving certain prior environmental and facility disagreements, with retroactive effect to December 1, 1998. Under the Global Settlement, Aerojet and the U.S. government resolved disagreements about an appropriate cost-sharing ratio with respect to costs associated with the clean up of the environmental contamination at the Sacramento and Azusa sites. The Global Settlement provides that the cost-sharing ratio will continue for a number of years.

Pursuant to the Global Settlement covering environmental costs associated with Aerojet’s Sacramento site and its former Azusa site, the Company can recover up to 88% of its environmental remediation costs for these sites through the establishment of prices for Aerojet’s products and services sold to the U.S. government. Allowable environmental costs are charged to these contracts as the costs are incurred. Aerojet’s mix of contracts can affect the actual reimbursement made by the U.S. government. Because these costs are recovered through forward-pricing arrangements, the ability of Aerojet to continue recovering these costs from the U.S. government depends on Aerojet’s sustained business volume under U.S. government contracts and programs and the relative size of Aerojet’s commercial business. Annually, we evaluate Aerojet’s forecasted business volume under U.S. government contracts and programs and the relative size of Aerojet’s commercial business as part of our long-term business review. In the third quarter of fiscal 2007, as a result of a forecasted increase in U.S government contracts and programs volume, future recoverable amounts from the U.S. government increased; accordingly, the Company recorded a benefit of $8.6 million in the third quarter of fiscal 2007.

In conjunction with the sale of EIS, Aerojet entered into an agreement with Northrop whereby Aerojet is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement. Amounts reimbursed are subject to annual limitations, with excess amounts carried over to subsequent periods, the total of which will not exceed $190 million over the term of the agreement, which ends in 2028. As of November 30, 2007, $131.5 million in potential future reimbursements were available over the remaining life of the agreement. The amount billable to Northrop in excess of the annual limitation is $39.9 million and is included as a component of other noncurrent assets, net in the Consolidated Balance Sheet.

As part of the acquisition of the Atlantic Research Corporation (ARC) propulsion business, Aerojet entered into an agreement with ARC pursuant to which Aerojet is responsible for up to $20 million of costs (Pre-Close Environmental Costs) associated with environmental issues that arose prior to Aerojet’s acquisition of the ARC propulsion business, of which $5.5 million has been spent through November 30, 2007. Pursuant to a separate agreement with the U.S. government which was entered into prior to the completion of the ARC acquisition, these Pre-Close Environmental Costs are not subject to the 88% limitation under the Global Settlement, and are recovered through the establishment of prices for Aerojet’s products and services sold to the U.S. government.

As a part of the ARC acquisition, Aerojet signed a Memorandum of Understanding with the U.S. government agreeing to key assumptions and conditions that preserved the original methodology used in recalculating the percentage split between Aerojet and Northrop. In the fourth quarter of fiscal 2007, Aerojet presented an updated proposal to the U.S. government based on the Memorandum of Understanding and expects to complete an agreement in the near term. As a result of the revised proposal, the Company incurred a charge of $1.5 million to cost of sales in the fourth quarter of fiscal 2007 related to the retroactive adjustment to the allocation split going back to fiscal 2005.

Environmental reserves and recoveries impact to Statement of Operations

In conjunction with the review of its environmental reserves discussed above, the Company revised its estimate of costs that will be recovered under the Global Settlement based on business expected to be conducted under contracts with the U.S. government and its agencies in the future. In fiscal 2007, the increase to the reserve of $60.4 million resulted in a net charge to operations of $2.1 million, the net charge includes a benefit of $8.6 million

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

due to changes in the forecasted commercial business base (discussed above). In fiscal 2006, the increase to the reserve of $50.2 million resulted in a charge to operations of $9.2 million. In fiscal 2005, the increase to the reserve of $14.4 million resulted in a charge to operations of $5.1 million. The expenses and benefits associated with adjustments to the environmental reserves are recorded as a component of other (income) expense, net in the Consolidated Statements of Operations.

e.	Conditional Asset Retirement Obligations

Effective November 30, 2006, the Company adopted FIN 47 which requires that the fair value of a liability for a conditional asset retirement obligation be recognized in the period in which it is incurred and the settlement date is estimable, and is capitalized as part of the carrying amount of the related tangible long-lived asset.

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

The changes in the carrying amount of conditional asset retirement obligations since November 30, 2006 were as follows (in millions):

Balance as of November 30, 2006	$10.2
Additions and other, net	2.3
Accretion	0.9

Balance as of November 30, 2007	$13.4

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth information for fiscal 2006 and fiscal 2005, adjusted for the recognition of depreciation expense related to the cost of conditional asset retirements and accretion expense had the Company accounted for conditional asset retirement obligations in accordance with FIN 47 in those periods:

	Year Ended November 30,
	2006	2005
	(In millions, except per share amounts)

Net loss, as reported	$(38.5)	$(230.0)
Add: FIN 47 cumulative effect, net of tax	1.2	—
Less: FIN 47 unrecoverable depreciation and accretion expense, net of tax	(0.1)	(0.1)

Net loss, pro forma	$(37.4)	$(230.1)

As reported
Basic and diluted net loss per share	$(0.69)	$(4.21)
Pro forma
Basic and diluted net loss per share	$(0.68)	$(4.21)
Pro forma asset retirement obligation, net	$10.2	$9.3

f.	Arrangements with Off-Balance Sheet Risk

As of November 30, 2007, obligations required to be disclosed in accordance with FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, consisted of:

— $72.4 million in outstanding commercial letters of credit expiring in 2008, the majority of which may be renewed, and securing obligations for environmental remediation and insurance coverage.

— Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to U.S. government agencies for environmental remediation activities.

— Up to $2.3 million of reimbursements to Granite Construction Company (Granite) if the Company requests Granite to cease mining operations on certain portions of the Sacramento Land.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Shareholders’ Deficit

a.	Preference Stock and Preferred Share Purchase Rights

As of November 30, 2007 and 2006, 15 million shares of preferred stock were authorized and none were issued or outstanding.

In January 1997, the Board of Directors extended for ten additional years GenCorp’s Shareholder Rights Plan (Rights Plan), as amended. When the Rights Plan was originally adopted in 1987, the Directors declared a dividend of one Preferred Share Purchase Right (Right) on each outstanding share of common stock, payable to shareholders of record on February 27, 1987. On February 18, 2007, the Rights Plan expired without renewal. Rights outstanding as of November 30, 2006 totaled 55.8 million. The Rights Plan provided that under certain circumstances each Right would entitle shareholders to buy one one-hundredth of a share of a new Series A Cumulative Preference Stock at an exercise price of $100. The Rights were exercisable only if a person or group acquired 20% or more of GenCorp’s common stock or announced a tender or exchange offer that would result in such person or group acquiring 30% or more of the common stock. GenCorp was entitled to redeem the Rights at two cents per Right at any time until ten days after a 20% position had been acquired (unless the Board elected to extend such time period, which in no event could exceed 30 days). If the Company was involved in certain transactions after the Rights become exercisable, a holder of Rights (other than Rights beneficially owned by a shareholder who has acquired 20% or more of GenCorp’s common stock, which Rights become void) was entitled to buy a number of the acquiring company’s common shares, or GenCorp’s common stock, as the case may be, having a market value of twice the exercise price of each Right. A potential dilutive effect may have existed upon the exercise of the Rights. Until a Right was exercised, the holder had no rights as a stockholder of the Company including, without limitation, the right to vote as a stockholder or to receive dividends.

b.	Common Stock

As of November 30, 2007, the Company had 150.0 million authorized shares of common stock, par value $0.10 per share, of which 56.8 million shares were issued, 56.6 million shares were outstanding, and 20.8 million shares were reserved for future issuance for discretionary payments of the Company’s portion of retirement savings plan contributions, exercise of stock options (ten year contractual life) and restricted stock (no maximum contractual life), payment of awards under stock-based compensation plans, and conversion of the Company’s Notes.

c.	Stock-based Compensation

On December 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options, restricted stock, and stock appreciation rights (SARS) based on estimated fair values. The Company adopted SFAS 123(R) using the modified prospective transition method, which requires application of the accounting standard as of December 1, 2005, the first day of fiscal 2006. In accordance with the modified prospective transition method, the Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Therefore, the results for fiscal 2007 and 2006 are not directly comparable to prior years.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to awards granted under the Company’s stock-based compensation plans prior to the adoption of this standard:

Year Ended
November 30,
2005

Net loss, as reported	$(230.0)
Add: Stock-based compensation expense reported, net of related tax effects	2.3
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3.5)

Net loss, pro forma	$(231.2)

As reported Basic and diluted net loss per share	$(4.21)
Pro forma Basic and diluted net loss per share	$(4.23)

Adoption of SFAS 123(R)

The following table details the impact of adopting SFAS 123(R) during fiscal 2006 (in millions, except per share amounts):

Year Ended
November 30,
2006

Effect on loss from continuing operations before cumulative effect of change in accounting principle	$(0.6)
Cumulative effect of change in accounting principle, net of income taxes	(0.7)

Net loss	$(1.3)

Effect on basic and diluted net loss per share	$(0.02)

Total stock-based compensation expense by type of award for fiscal 2007 and 2006 was as follows:

	Year Ended November 30,
	2007	2006
	(In millions, except per share amounts)

Stock appreciation rights	$0.5	$1.2
Restricted stock, service based	0.3	0.3
Restricted stock, performance based	0.7	0.9
Stock options	—	0.1

Stock-based compensation expense before tax effect	1.5	2.5
Tax effect on stock-based compensation expense	—	—

Total stock-based compensation expense	$1.5	$2.5

Effect on basic net income (loss) per share	$(0.03)	$(0.05)

Effect on diluted net income (loss) per share	$(0.02)	$(0.05)

Stock Appreciation Rights:  As of November 30, 2007, a total of 830,076 SARS were outstanding under the 1999 Equity and Performance Incentive Plan (1999 Plan). SARS granted to employees are generally exercisable in

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

one-third increments at one year, two years, and three years from the date of grant and have a ten year contractual life. SARS granted to directors of the Company typically vest over a one year service period (half after six months and half after one year) and have a ten year contractual life. These awards are similar to the Company’s employee stock options, but are settled in cash rather than in shares of common stock, and are classified as liability awards. Under APB 25, compensation cost for these awards was recognized based on the intrinsic value method. The Company did not incur any significant compensation charges related to the SARS during fiscal 2005. Under the provisions of SFAS 123(R), compensation cost for these awards is determined using a fair-value method and remeasured at each reporting date until the date of settlement. Stock-based compensation expense recognized subsequent to adoption of SFAS 123(R) is based on SARS ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.

A summary of the status of the Company’s SARS as of November 30, 2007 and changes during fiscal 2007 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	SARS	Exercise	Contractual	Value
	(000s)	Price	Life (years)	(In millions)

Outstanding at November 30, 2006	545	$18.73
Granted	352	13.73
Canceled	(67)	18.22

Outstanding at November 30, 2007	830	$17.02	8.27	$—

Exercisable at November 30, 2007	257	$19.11	7.69	$—

The weighted average grant date fair value for SARS granted in fiscal 2007, fiscal 2006, and fiscal 2005 was $7.57, $10.70, and $10.90, respectively. None of the SARS were exercised in fiscal 2007, fiscal 2006, or fiscal 2005. As of November 30, 2007, there was $1.3 million of total stock-based compensation related to nonvested SARS. That cost is expected to be recognized over an estimated weighted-average amortization period of 11 months.

Restricted Stock, service based:  As of November 30, 2007, a total of 100,200 shares of service based restricted stock was outstanding which vest based on years of service under the 1999 Plan. Restricted shares are granted to key employees and directors of the Company. The fair value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of award and is being amortized on a straight line basis over the service period. Stock-based compensation expense recognized is based on service based restricted stock ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.

A summary of the status of the Company’s service based restricted stock as of November 30, 2007 and changes during fiscal 2007, is presented below:

	Service
	Based	Weighted
	Restricted	Average
	Stock	Grant Date
	(000s)	Fair Value

Outstanding at November 30, 2006	85	$18.99
Granted	40	13.66
Vested	(3)	14.82
Canceled	(22)	18.05

Outstanding at November 30, 2007	100	$17.44

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of November 30, 2007, there was $0.7 million of total stock-based compensation related to nonvested service based restricted stock. That cost is expected to be recognized over an estimated weighted-average amortization period of 21 months. The intrinsic value of the service based restricted stock outstanding at November 30, 2007 was $1.2 million. Additionally, the intrinsic value of the service based restricted stock vested during fiscal 2007, fiscal 2006, and fiscal 2005 was $0.1 million, $1.5 million, and $0.6 million, respectively. The weighted average grant date fair values for service based restricted stock granted in fiscal 2006 and fiscal 2005 was $19.27 and $18.75, respectively.

Restricted Stock, performance based:  As of November 30, 2007, a total of 132,496 shares of performance based restricted shares was outstanding under the 1999 Plan. The performance based restricted stock vest if the Company meets various operations and earnings targets set by the Organization & Compensation Committee of the Board. The fair value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of award and is being amortized over the estimated service period to achieve the operations and earnings targets. Stock-based compensation expense recognized for all years presented is based on performance based restricted stock ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.

A summary of the status of the Company’s performance based restricted stock as of November 30, 2007 and changes during fiscal 2007, is presented below:

	Performance
	Based	Weighted
	Restricted	Average
	Stock	Grant Date
	(000s)	Fair Value

Outstanding at November 30, 2006	114	$18.87
Granted	86	13.73
Vested	(40)	19.27
Canceled	(28)	18.51

Outstanding at November 30, 2007	132	$15.76

As of November 30, 2007, there was $0.8 million of total stock-based compensation related to nonvested performance based restricted stock. The underlying performance criteria set by the Organization & Compensation Committee of the Board relate to meeting certain annual earnings and cash flow targets and achieving certain real estate related milestones within specific time frames through 2009. Based on the Company’s current projections, approximately $0.2 million of the $0.8 million is not currently expected to vest. The estimated $0.6 million of nonvested performance based stock cost will be recognized over an estimated amortization period of when the performance targets are expected to be met. The intrinsic value of the performance based restricted stock outstanding at November 30, 2007 was $1.6 million. Additionally, the intrinsic value of the performance based restricted stock vested during fiscal 2007, fiscal 2006, and fiscal 2005 were $0.6 million, $1.5 million, and $1.3 million, respectively. The weighted average grant date fair value for performance based restricted stock granted in fiscal 2006 and fiscal 2005 was $19.43 and $18.51, respectively.

Stock Options:  As of November 30, 2007, a total of 1,581,724 stock options was outstanding under the 1999 Plan and the 1997 Stock Option Plan. The Company has not granted stock options to employees or directors since February 2004. Stock-based compensation expense recognized for fiscal 2006 included compensation expense for stock options granted prior to, but not yet vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s stock options as of November 30, 2007 and changes during fiscal 2007 is presented below:

			Weighted
		Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(000s)	Price	Life	(In millions)

Outstanding at November 30, 2006	1,655	$10.93
Exercised	(37)	10.04
Canceled	(36)	12.32

Outstanding and Exercisable at November 30, 2007	1,582	$10.94	3.08	$1.8

The total intrinsic value of options exercised during fiscal 2007, fiscal 2006, and fiscal 2005 was $0.2 million, $1.5 million, and $3.7 million, respectively.

The following table summarizes the range of exercise prices and weighted-average exercise prices for options outstanding and exercisable as of November 30, 2007 under the Company’s stock option plans:

			Outstanding and Exercisable
Year in					Weighted
Which Stock			Stock	Weighted	Average
Options			Options	Average	Remaining
Were	Range of Exercise		Outstanding	Exercise	Contractual
Granted	Prices		(000s)	Price	Life (years)

1998	$12	.67 – $16.06	204	$15.92	0.3
1999	$ 9	.40 – $13.59	207	$10.43	1.4
2000	$ 8	.19 – $10.13	261	$9.49	2.1
2001	$10	.44 – $12.30	322	$10.85	3.2
2002	$ 9	.77 – $15.43	241	$12.84	4.5
2003	$ 6	.53 – $ 9.29	319	$7.92	5.3
2004	$10.92		28	$10.92	6.2

			1,582

Valuation Assumptions

The fair value of SARS were estimated using a Black-Scholes Model with the following weighted average assumptions:

	Year Ended November 30,
	2007	2006

Expected life (in years)	5.7	7.1
Volatility	34.96%	39.31%
Risk-free interest rate	3.56%	4.46%
Dividend yield	0.00%	0.00%

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected Volatility:  The fair value of stock-based payments were valued using the Black-Scholes Model with a volatility factor based on the Company’s historical stock prices. The range of expected volatility used in the Black-Scholes Model was 19% to 47%.

Expected Dividend:  The Black-Scholes Model requires a single expected dividend yield as an input. Beginning in December 2004, the Senior Credit Facility restricted the payment of dividends and the Company does not anticipate paying cash dividends in the foreseeable future.

Risk-Free Interest Rate:  The Company bases the risk-free interest rate used in the Black-Scholes Model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The range of risk-free interest rates used in the Black-Scholes Model was 3.04% to 5.26%.

Estimated Pre-vesting Forfeitures:  When estimating forfeitures, the Company considers historical termination as well as anticipated retirements.

d.	Accumulated Other Comprehensive Loss, Net of Income Taxes

The components of accumulated other comprehensive loss and the related income tax effects are presented in the following table:

	As of November 30,
	2007	2006	2005
	(In millions)

SFAS 158 adoption (see Note 6)	$(35.5)	$—	$—
Minimum pension liability	—	—	(1.6)

Accumulated other comprehensive loss	$(35.5)	$—	$(1.6)

9.	Operating Segments and Related Disclosures

The Company’s operations are organized into two operating segments based on different products and customer bases: Aerospace and Defense and Real Estate. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 1).

The Company evaluates it operating segments based on several factors, of which the primary financial measure is segment performance, which is a non-GAAP financial measure. Segment performance represents net sales from continuing operations less applicable costs, expenses, and provisions for unusual items relating to the segment. Excluded from segment performance are: corporate income and expenses, legacy income or expenses, provisions for unusual items not related to the segment, interest expense, interest income, and income taxes.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected financial information for each reportable segment is as follows:

	Year Ended November 30,
	2007	2006	2005
	(In millions)

Net Sales:
Aerospace and Defense	$739.1	$614.6	$615.8
Real Estate	6.3	6.5	6.6

Total	$745.4	$621.1	$622.4

Segment Performance:
Aerospace and Defense	$84.8	$61.2	$(109.2)
Environmental remediation provision adjustments	0.4	(7.4)	(3.9)
Retirement benefit plan expense	(23.8)	(34.8)	(34.2)
Unusual items (see Note 12)	(0.1)	(8.5)	9.8

Aerospace and Defense Total	61.3	10.5	(137.5)

Real Estate	3.5	2.3	3.9

Total	$64.8	$12.8	$(133.6)

Reconciliation of segment performance to income (loss) from continuing operations before income taxes and cumulative effect of changes in accounting principles:
Segment Performance	$64.8	$12.8	$(133.6)
Interest expense	(28.6)	(27.2)	(23.6)
Interest income	4.9	3.6	0.6
Corporate retirement benefit plan income (expense)	2.2	(8.7)	(13.6)
Corporate and other expenses	(19.7)	(24.2)	(18.3)
Corporate unusual items (see Note 12)	(0.6)	—	(47.2)

Income (loss) from continuing operations before income taxes and cumulative effect of changes in accounting principles	$23.0	$(43.7)	$(235.7)

Aerospace and Defense	$20.3	$19.0	$19.7
Real Estate	1.5	—	—
Corporate	—	—	—

Capital Expenditures	$21.8	$19.0	$19.7

Aerospace and Defense	$25.4	$24.4	$25.6
Real Estate	0.9	0.7	0.8
Corporate	2.1	2.1	2.0

Depreciation and Amortization	$28.4	$27.2	$28.4

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of November 30,
	2007	2006
	(In millions)

Aerospace and Defense	$709.6	$743.6
Real Estate	59.5	48.4

Identifiable assets	769.1	792.0
Corporate	226.0	228.9
Discontinued operations	0.1	0.5

Assets	$995.2	$1,021.4

The Company’s continuing operations are located in the United States. Inter-area sales are not significant to the total sales of any geographic area Unusual items included in segment performance pertained only to the United States.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In millions, except per share amounts)
		(Revised)	(Revised)

2007
Net sales	$150.8	$192.3	$198.5	$203.8
Cost of products sold	135.0	163.3	175.4	184.1
Unusual items	—	2.6	4.7	(6.6)
Income (loss) from continuing operations before income taxes	(1.7)	9.6	3.6	11.5
Income (loss) from continuing operations	(2.1)	13.2	16.0	14.0
Income (loss) from discontinued operations, net of income taxes	30.6	(0.7)	(0.4)	(1.6)
Net income	28.5	12.5	15.6	12.4
Basic income (loss) per share from continuing operations	(0.04)	0.23	0.29	0.25
Basic income (loss) per share from discontinued operations, net of income taxes	0.55	(0.01)	(0.01)	(0.03)
Basic net income per share	0.51	0.22	0.28	0.22
Diluted income (loss) per share from continuing operations	(0.04)	0.22*	0.27*	0.24
Diluted income (loss) per share from discontinued operations, net of income taxes	0.55	(0.01)	(0.01)	(0.03)
Diluted net income per share	$0.51	$0.21*	$0.26*	$0.21

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In millions, except per share amounts)

2006
Net sales	$128.3	$167.2	$158.3	$167.3
Cost of products sold	121.3	151.4	145.4	146.9
Unusual items	—	8.5	—	—
Loss from continuing operations before income taxes and cumulative effect of changes in accounting principles	(13.7)	(14.4)	(15.6)	—
Income (loss) from continuing operations before cumulative effect of changes in accounting principles	(14.3)	(10.4)	(14.6)	0.3
Income (loss) from discontinued operations, net of income taxes	(1.0)	3.1	1.5	(1.2)
Cumulative effect of changes in accounting principles, net of income taxes	(0.7)	—	—	(1.2)
Net loss	(16.0)	(7.3)	(13.1)	(2.1)
Basic and diluted income (loss) per share from continuing operations before cumulative effect of changes in accounting principles	(0.26)	(0.19)	(0.26)	—
Basic and diluted income (loss) per share from discontinued operations, net of income taxes	(0.02)	0.06	0.02	(0.02)
Basic and diluted loss per share from cumulative effect of changes in accounting principles, net of income taxes	(0.01)	—	—	(0.02)
Basic and diluted net loss per share	$(0.29)	$(0.13)	$(0.24)	$(0.04)

*	During the fourth quarter of fiscal 2007, the Company identified an error in the computation of diluted income per share from continuing operations and diluted net income per share presented in its Form 10-Qs for the quarterly periods ended May 31, 2007 and August 31, 2007. The Company had incorrectly included in the computation its 2 1/4% Debentures on an “as if” converted basis. Only the conversion premium (amount in excess of principal received by holder upon conversion) for these debentures is settled in common shares, with the principal settled in cash. Because the market price of the Company’s common stock did not exceed the conversion price for the period, there was no conversion premium, and, as such, no dilutive effect on an “as converted” basis. The error had no effect on any financial statement amounts other than diluted income per share from continuing operations and diluted net income per share for the second and third quarter of fiscal 2007 and the nine months ended August 31, 2007. The diluted income per share from continuing operations and diluted net income per share for the six months ended May 31, 2007 were correctly stated. Management has concluded that the errors are not material to the financial statements for those periods and that the Form 10-Q filings for those periods can continue to be relied upon. A summary of the revisions are as follows:

	Second Quarter Ended		Third Quarter Ended		Nine Months Ended
	May 31, 2007		August 31, 2007		August 31, 2007
	Previously		Previously		Previously
	Reported	Revised	Reported	Revised	Reported	Revised

Diluted income per share from continuing operations	$0.21	$0.22	$0.25	$0.27	$0.46	$0.48
Diluted net income per share	0.20	0.21	0.24	0.26	0.87	0.94

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Discontinued Operations

During the third quarter of fiscal 2006, the Company classified its Turbo product line as a discontinued operation as a result of its plans to sell the product line. The product line was not core to the Aerospace and Defense segment and required increased management oversight and costs because of increased competition and investments for on-going maintenance of the product line. On November 17, 2006, the Company completed the sale of its Turbo product line to Aerosource Inc. for $1.1 million, subject to adjustment. The loss on the sale of the Turbo product line during fiscal 2006 was $0.4 million. An additional loss of $0.1 million was recorded in fiscal 2007 to reflect the net assets of the Turbo product line and management’s estimate of the net proceeds from the sale. For operating segment reporting, the Turbo product line was previously reported as a part of the Aerospace and Defense segment.

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

The Company adjusted certain pre-acquisition obligations during the second quarter of fiscal 2006 associated with the Company’s purchase of the Draftex group in December 2000 which resulted in a $1.7 million charge. During the third quarter of fiscal 2006, the Company reached a settlement on these pre-acquisition obligations which resulted in a gain of $1.3 million.

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

In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, the Company allocated $2.5 million of interest expense in fiscal 2005 to discontinued operations based on interest on debt that would be required to be repaid using estimated proceeds to be received from the anticipated sale of the Fine Chemicals business.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for discontinued operations is set forth below:

	Year Ended November 30,
	2007	2006	2005
	(In millions)

Net sales	$—	$1.0	$66.1
Income (loss) before income taxes	28.9	—	(23.6)
Income tax benefit (provision)	(1.0)	2.4	—
Income (loss) from discontinued operations	27.9	2.4	(23.6)

As of November 30, 2007 and 2006, the components of assets and liabilities of discontinued operations in the Consolidated Balance Sheets are as follows:

	As of November 30,
	2007	2006
	(In millions)

Assets of discontinued operations, consisting of other assets	$0.1	$0.5

Accounts payable	$0.5	$0.6
Other liabilities	0.5	1.2

Liabilities of discontinued operations	$1.0	$1.8

12.	Unusual Items

Charges and gains associated with unusual items are summarized as follows:

	Year Ended November 30,
	2007	2006	2005
	(In millions)

Aerospace and Defense:
Legal settlements and estimated loss on legal matters	$3.8	$8.5	$2.0
Customer reimbursements of tax recoveries	2.3	—	—
Gain on settlements and recoveries	(6.0)	—	(11.8)

Aerospace and Defense unusual items	0.1	8.5	(9.8)

Corporate:
Replacement of the previous credit facility	0.6	—	—
Legal settlement	—	—	29.1
Loss on redemption of 9 1/2% Notes	—	—	6.7
Loss on repayment of 5 3/4% Notes	—	—	5.5
Loss on termination of the former credit facility	—	—	5.9

Corporate unusual items	0.6	—	47.2

Total Unusual items	$0.7	$8.5	$37.4

In fiscal 2007, the Company recorded $3.8 million related to estimated costs associated with legal matters. The Company recorded an expense of $2.3 million for tax refunds that will be repaid to our defense customers. The Company also recorded an unusual gain of $6.0 million related to an adjustment of reserves for the allocation of pension benefit costs to U.S. government contracts. The Company incurred a charge of $0.6 million associated with the replacement of the previous credit facility.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal 2006, Aerojet recorded a charge of $8.5 million related to a $25 million settlement of a group of environmental toxic tort cases that had been pending in Sacramento Superior Court since 1997.

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

13.	Condensed Consolidating Financial Information

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations

		Guarantor	Non-guarantor
November 30, 2007(In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$745.4	$—	$—	$745.4
Cost of products sold	—	657.8	—	—	657.8
Selling, general and administrative	1.4	13.0	—	—	14.4
Depreciation and amortization	2.1	26.3	—	—	28.4
Interest expense	24.7	3.9	—	—	28.6
Other, net	(1.9)	(4.9)	—	—	(6.8)

Income (loss) from continuing operations before income taxes	(26.3)	49.3	—	—	23.0
Income tax (benefit) provision	(25.2)	7.1	—	—	(18.1)

Income (loss) from continuing operations	(1.1)	42.2	—	—	41.1
Income (loss) from discontinued operations	28.8	—	(0.9)	—	27.9

Income before equity income (loss) of subsidiaries	27.7	42.2	(0.9)	—	69.0
Equity earnings of subsidiaries	41.3	—	—	(41.3)	—

Net income (loss)	$69.0	$42.2	$(0.9)	$(41.3)	$69.0

		Guarantor	Non-guarantor
November 30, 2006 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$621.1	$—	$—	$621.1
Cost of products sold	—	565.0	—	—	565.0
Selling, general and administrative	15.7	13.0	0.1	—	28.8
Depreciation and amortization	2.1	25.1	—	—	27.2
Interest expense	42.2	(15.0)	—	—	27.2
Other, net	(1.4)	18.0	—	—	16.6

Income (loss) from continuing operations before income taxes and cumulative effect of changes in accounting principles	(58.6)	15.0	(0.1)	—	(43.7)
Income tax (benefit) provision	(22.8)	18.1	—	—	(4.7)

Loss from continuing operations before the cumulative effect of changes in accounting principles	(35.8)	(3.1)	(0.1)	—	(39.0)
Income from discontinued operations	—	2.4	—	—	2.4
Cumulative effect of changes in accounting principles, net of tax	(1.9)	—	—	—	(1.9)

Loss before equity losses of subsidiaries	(37.7)	(0.7)	(0.1)	—	(38.5)
Equity losses of subsidiaries	(0.8)	—	—	0.8	—

Net loss	$(38.5)	$(0.7)	$(0.1)	$0.8	$(38.5)

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Guarantor	Non-guarantor
November 30, 2005 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$622.4	$—	$—	$622.4
Cost of products sold	—	737.3	—	—	737.3
Selling, general and administrative	19.3	10.2	—	—	29.5
Depreciation and amortization	2.1	26.3	—	—	28.4
Interest expense	18.3	5.3	—	—	23.6
Other, net	47.8	(8.5)	—	—	39.3

Loss from continuing operations before income taxes	(87.5)	(148.2)	—	—	(235.7)
Income tax benefit	(24.8)	(4.5)	—	—	(29.3)

Loss from continuing operations	(62.7)	(143.7)	—	—	(206.4)
Income (loss) from discontinued operations	(31.1)	8.5	(1.0)	—	(23.6)

Loss before equity losses of subsidiaries	(93.8)	(135.2)	(1.0)	—	(230.0)
Equity losses of subsidiaries	(136.2)	—	—	136.2	—

Net loss	$(230.0)	$(135.2)	$(1.0)	$136.2	$(230.0)

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets

		Guarantor	Non-guarantor
November 30, 2007 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$98.4	$(6.7)	$0.6	$—	$92.3
Restricted cash	—	—	—	—	—
Accounts receivable	—	99.2	—	—	99.2
Inventories	—	67.5	—	—	67.5
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	46.5	—	—	46.5
Prepaid expenses and other	9.8	7.5	0.1	—	17.4
Assets of discontinued operations	(0.1)	—	0.2	—	0.1

Total current assets	108.1	214.0	0.9	—	323.0
Property, plant and equipment, net	0.5	139.3	—	—	139.8
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	179.0	—	—	179.0
Prepaid pension asset	102.1	(1.1)	—	—	101.0
Goodwill	—	94.9	—	—	94.9
Intercompany receivable (payable), net	24.1	(8.2)	(15.9)	—	—
Other noncurrent assets and intangibles, net	267.9	141.8	9.8	(262.0)	157.5

Total assets	$502.7	$759.7	$(5.2)	$(262.0)	$995.2

Short-term borrowings and current portion of long-term debt	$1.5	$—	$—	$—	$1.5
Accounts payable	0.3	28.6	—	—	28.9
Reserves for environmental remediation costs	5.4	60.7	—	—	66.1
Income taxes (receivable) payable	(5.7)	11.9	—	—	6.2
Other current liabilities, advance payments on contracts, and postretirement medical and life benefits	35.0	107.1	0.1	—	142.2
Liabilities of discontinued operations	—	—	1.0	—	1.0

Total current liabilities	36.5	208.3	1.1	—	245.9
Long-term debt	444.8	—	—	—	444.8
Reserves for environmental remediation costs	5.1	198.8	—	—	203.9
Other noncurrent liabilities	68.3	84.3	—	—	152.6

Total liabilities	554.7	491.4	1.1	—	1,047.2
Commitments and contingencies (Note 7)
Total shareholders’ (deficit) equity	(52.0)	268.3	(6.3)	(262.0)	(52.0)

Total liabilities and shareholders’ equity (deficit)	$502.7	$759.7	$(5.2)	$(262.0)	$995.2

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Guarantor	Non-guarantor
November 30, 2006 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$70.5	$(9.8)	$0.5	$—	$61.2
Restricted cash	19.8	—	—	—	19.8
Accounts receivable	—	71.1	—	—	71.1
Inventories	—	69.5	—	—	69.5
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	37.6	—	—	37.6
Prepaid expenses and other	3.7	19.6	0.2	—	23.5
Assets of discontinued operations	—	—	0.5	—	0.5

Total current assets	94.0	188.0	1.2	—	283.2
Property, plant and equipment, net	0.5	136.3	—	—	136.8
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	177.0	—	—	177.0
Prepaid pension asset	116.6	70.7	—	—	187.3
Goodwill	—	101.3	—	—	101.3
Intercompany (payable) receivable, net	(434.2)	448.7	(14.5)	—	—
Other noncurrent assets and intangibles, net	713.6	126.0	9.8	(713.6)	135.8

Total assets	$490.5	$1,248.0	$(3.5)	$(713.6)	$1,021.4

Short-term borrowings and current portion of long-term debt	$21.3	$—	$—	$—	$21.3
Accounts payable	0.6	32.0	—	—	32.6
Reserves for environmental remediation costs	4.9	50.7	—	—	55.6
Income taxes payable (receivable)	(4.4)	16.6	—	—	12.2
Other current liabilities, advance payments on contracts, and postretirement medical and life benefits	27.2	128.5	—	—	155.7
Liabilities of discontinued operations	—	—	1.8	—	1.8

Total current liabilities	49.6	227.8	1.8	—	279.2
Long-term debt	441.1	—	—	—	441.1
Reserves for environmental remediation costs	4.6	205.8	—	—	210.4
Other noncurrent liabilities	91.2	95.5	—	—	186.7

Total liabilities	586.5	529.1	1.8	—	1,117.4
Commitments and contingencies (Note 7)
Total shareholders’ (deficit) equity	(96.0)	718.9	(5.3)	(713.6)	(96.0)

Total liabilities and shareholders’ (deficit) equity	$490.5	$1,248.0	$(3.5)	$(713.6)	$1,021.4

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows

		Guarantor	Non-guarantor
November 30, 2007 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(4.8)	$30.0	$(1.4)	$—	$23.8

Cash flows from investing activities:
Capital expenditures	—	(21.8)	—	—	(21.8)
Proceeds from business disposition	29.7	—	—	—	29.7
Other investing activities	19.8	—	—	—	19.8

Net cash provided by (used in) investing activities	49.5	(21.8)	—	—	27.7
Cash flows from financing activities:
Net transfers (to) from parent	3.6	(5.1)	1.5	—	—
Repayments on notes payable and long-term debt, net	(20.8)	—	—	—	(20.8)
Other financing activities	0.4	—	—	—	0.4

Net cash (used in) provided by financing activities	(16.8)	(5.1)	1.5	—	(20.4)

Net increase (decrease) in cash and cash equivalents	27.9	3.1	0.1	—	31.1
Cash and cash equivalents at beginning of year	70.5	(9.8)	0.5	—	61.2

Cash and cash equivalents at end of year	$98.4	$(6.7)	$0.6	$—	$92.3

		Guarantor	Non-guarantor
November 30, 2006 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(45.1)	$32.0	$—	$—	$(13.1)

Cash flows from investing activities:
Capital expenditures	—	(19.0)	—	—	(19.0)
Proceeds from business disposition	1.1	—	—	—	1.1
Other investing activities	(19.8)	—	—	—	(19.8)

Net cash used in investing activities	(18.7)	(19.0)	—	—	(37.7)
Cash flows from financing activities:
Net transfers (to) from parent	14.5	(14.5)	—	—	—
Borrowings (repayments) on notes payable and long-term debt, net	16.4	—	—	—	16.4
Other financing activities	3.7	0.2	—	—	3.9

Net cash provided by (used in) financing activities	34.6	(14.3)	—	—	20.3

Net decrease in cash and cash equivalents	(29.2)	(1.3)	—	—	(30.5)
Cash and cash equivalents at beginning of year	99.7	(8.5)	0.5	—	91.7

Cash and cash equivalents at end of year	$70.5	$(9.8)	$0.5	$—	$61.2

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Guarantor	Non-guarantor
November 30, 2005 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(68.9)	$(10.1)	$(4.8)	$—	$(83.8)
Cash flows from investing activities:
Capital expenditures	—	(19.7)	—	—	(19.7)
Proceeds from business disposition	108.3	—	—	—	108.3
Other investing activities	201.1	(38.5)	—	—	162.6

Net cash provided by (used in) investing activities	309.4	(58.2)	—	—	251.2
Cash flows from financing activities:
Net transfers (to) from parent	(74.5)	67.3	7.2	—	—
Borrowings (repayments) on notes payable and long-term debt, net	(148.5)	—	—	—	(148.5)
Other financing activities	12.9	(8.0)	—	—	4.9

Net cash (used in) provided by financing activities	(210.1)	59.3	7.2	—	(143.6)
Net increase (decrease) in cash and cash equivalents	30.4	(9.0)	2.4	—	23.8
Cash and cash equivalents at beginning of year	67.4	0.5	—	—	67.9

Cash and cash equivalents at end of year	$97.8	$(8.5)	$2.4	$—	$91.7

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of November 30, 2007, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of November 30, 2007 that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of November 30, 2007.

The effectiveness of our internal control over financial reporting as of November 30, 2007 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Their report appears in Item 8.

Changes In Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors of the Registrant

Information with respect to directors of the Company who will stand for election at the 2008 Annual Meeting of Shareholders is set forth under the heading “PROPOSAL 1 — ELECTION OF DIRECTORS” in our 2008 Proxy Statement for our 2008 Annual Meeting (2008 Proxy Statement), which will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year. Such information is incorporated herein by reference.

The information in our 2008 Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Information regarding shareholder communications with our Board of Directors may be found under the caption “Communications with Directors” in our 2008 Proxy Statement and is incorporated herein by reference.

Executive Officers of the Registrant

The following information is given as of December 31, 2007, and except as otherwise indicated; each individual has held the same office during the preceding five-year period.

Name	Title	Other Business Experience	Age

Terry L. Hall	President and Chief Executive Officer (since July 2002)	Chairman of the Board (December 2003 — February 2007), President and Chief Executive Officer (July 2002 — present); Senior Vice President and Chief Operating Officer, November 2001 — July 2002; Senior Vice President and Chief Financial Officer of the Company, July 2001 — November 2001; Senior Vice President and Chief Financial Officer; Treasurer of the Company, October 1999 — July 2001; on special assignment as Chief Financial Officer of Aerojet, May 1999 — October 1999, Senior Vice President and Chief Financial Officer of US Airways Group, Inc., 1998, Chief Financial Officer of Apogee Enterprise Inc., 1995 — 1997.	53

Name	Title	Other Business Experience	Age

Yasmin R. Seyal	Senior Vice President and Chief Financial Officer (since May 2002)	Acting Chief Financial Officer and Senior Vice President, Finance, November 2001 — May 2002; Treasurer of the Company, July 2000 — September 2002; Assistant Treasurer and Director of Taxes of the Company, March 2000 — July 2000; Director of Treasury and Taxes of the Company, October 1999 — April 2000; Director of Taxes as well as other management positions within Aerojet, 1989 -- April 1999.	50
Mark A. Whitney	Senior Vice President; General Counsel and Secretary (since July 2006)	Vice President, Law; Deputy General Counsel and Assistant Secretary (2003 — 2006); Senior Corporate Counsel, Tyco International (US) Inc., June 1999 — March 2003 Associate Corporate Counsel, Tyco International (US) Inc., November 1996 — June 1999.	44
J. Scott Neish	Vice President of the Company and President of Aerojet (since November 2005)	Executive Vice President of Aerojet, 2005; Vice President of Aerojet Sacramento Operations, 2003 — 2005; Vice President and General Manager, Aerojet Redmond, and its predecessor, General-Dynamics-OTS, 2001 — 2004; Vice President, Operations for Primex Aerospace 1998 — 2001.	60
R. Leon Blackburn	Vice President and Controller (since February 2006)	Vice President, Tellabs Access, December 2004 — February 2005; Vice President — Corporate Controller, Advanced Fiber Communications, September 2000 — December 2004.	62
Chris W. Conley	Vice President, Environmental, Health and Safety (since October 1999)	Director Environmental, Health and Safety, March 1996 — October 1999; Environmental Manager, 1994 — 1996.	49
Linda B. Cutler	Vice President, Corporate Communications (since May 2002)	Vice President, Communications of the Company, March 2002 — May 2002; Strategic Market Manager, Telecommunications and Video Services of Output Technology Solutions, September 2000 — March 2002; Vice President, Marketing and Corporate Communications of Output Technology Solutions, January 2000 — September 2000; Vice President, Investor Relations and Corporate Communications of USCS International, April 1996 — December 1999.	54
William M. Lau	Vice President, Treasurer (since April 2007)	Vice President, Finance and Treasurer of Catellus Development Corporation from 2001 to 2005; Managing Director for Banc of America Securities LLC from 1993 to 2000.	61

Name	Title	Other Business Experience	Age

Bryan P. Ramsey	Vice President, Human Resources (since July 2005)	Vice President, Aerojet Human Resources since 2001; Director, Aerojet Human Resources, 2000 — 2001; Director of Aerojet Human Resources, Azusa 1998 — 1999.	56

The Company’s executive officers generally hold terms of office of one year and/or until their successors are elected.

Code of Ethics and Corporate Governance Guidelines

The Company has adopted a code of ethics known as the “Code of Business Conduct” that applies to the Company’s employees including the principal executive officer, principal financial officer, principal accounting officer and controller. The Company makes available on its website at www.GenCorp.com (and in print to any shareholder or other interested party who requests them) the Company’s current Code of Business Conduct and the Company’s corporate governance guidelines. Amendments to, or waivers from, a provision of the Code of Business Conduct that applies to our directors or executive officers will be posted to our website within five business days following the date of the amendment or waiver.

Audit Committee and Audit Committee Financial Expert

Information regarding the Audit Committee and the Audit Committee’s Financial Expert is set forth under the heading “Board Committees” in our 2008 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

Information concerning executive compensation may be found under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” of our 2008 Proxy Statement. Such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Officers and Directors” in our 2008 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

The table below sets forth certain information regarding the following equity compensation plans of the Company, pursuant to which we have made equity compensation available to eligible persons, as of November 30, 2007: (i) GenCorp Inc. 1993 Stock Option Plan; (ii) GenCorp Inc. 1997 Stock Option Plan; and (iii) GenCorp Inc. 1999 Equity and Performance Incentive Plan. All three plans have been approved by our shareholders.

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to be	Weighted-Average	Equity Compensation
	Issued Upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by shareholders	1,581,724	$10.94	237,513(1)
Equity compensation plans not approved by shareholders(2)	—	N/A	—

Total	1,581,724	$10.94	237,513

(1)	The number of shares issued as restricted shares, deferred shares or performance shares is limited under the GenCorp Inc. 1999 Equity and Performance Incentive Plan to 900,000 common shares and, during any period of three consecutive fiscal years, the maximum number of common shares covered by awards of restricted shares, deferred shares or performance shares granted to any one participant is limited to 900,000 common shares. The GenCorp Inc. 1999 Equity and Performance Incentive Plan further provides that no participant may receive an award in any one calendar year of performance shares or performance units having an aggregate maximum value as of the date of grant in excess of $2,000,000.

(2)	The Company also maintains the GenCorp Inc. and Participating Subsidiaries Deferred Bonus Plan. This plan allows participating employees to defer a portion of their compensation for future distribution. All or a portion of such deferrals may be allocated to an account based on the Company’s common stock and does permit limited distributions in the form of Company common shares. However, distributions in the form of common shares are permitted only at the election of the Organization & Compensation Committee of the Board of Directors and, according to the terms of the plan, individuals serving as officers or directors of the Company are not permitted to receive distributions in the form of Company common shares until at least six months after such individual ceases to be an officer or director of the Company. The table does not include information about this plan because no options, warrants or rights are available under this plan and no specific number of shares is set aside under this plan as available for future issuance. Based upon the price of Company common shares on November 30, 2007, the maximum number of shares that could be distributed to employees not subject to the restrictions on officers and directors (if permitted by the Organization & Compensation Committee) would be 43,424.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain transactions and employment agreements with management is set under the headings “Employment Agreements and Indemnity Agreements” and “Change in Control Severance Agreements” in our 2008 Proxy Statement and is incorporated herein by reference. Information regarding director independence is set forth under the heading “Determination of Independence of Directors” in our 2008 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information in our 2008 Proxy Statement set forth under the captions “Proposal 2 — Ratification of the Appointment of Independent Registered Public Accounting Firm,” “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees,” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) FINANCIAL STATEMENTS

(2) FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is filed as part of this Annual Report on Form 10-K. All other financial statement schedules have been omitted because they are either not applicable, not required by the instructions, or because the required information is either incorporated herein by reference or included in the financial statements or notes thereto included in this report.

GENCORP INC.
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions(1)	Period

Allowance for doubtful accounts (current and noncurrent):
Year ended November 30, 2007	$31.6	$0.2	$31.5	$0.3
Year ended November 30, 2006	26.8	6.1	1.3	31.6
Year ended November 30, 2005	$0.6	$26.3	$0.1	$26.8

(1)	During fiscal 2007, the Company entered into an earnout and seller note repayment agreement with American Pacific Corporation (see Note 11 in Notes to Consolidated Financial Statements).

(3)	See Item 15(b)

(b) EXHIBITS

Table
Item No.		Exhibit Description

2.1		Purchase Agreement, dated May 2, 2003, between Atlantic Research Corporation and Aerojet-General Corporation was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2003 (File No. 1-1520) and is incorporated herein by reference.**
2.2		First Amendment to Purchase Agreement, dated August 29, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.2 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.**
2.3		Second Amendment to Purchase Agreement, dated September 30, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2003 (File No. 1-1520) and is incorporated herein by reference.**
2.4		Third Amendment to Purchase Agreement, dated October 16, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.4 to GenCorp’s Amendment No. 1 to Form S-4 Registration Statement dated December 15, 2003 (file no. 333-109518) and is incorporated herein by reference.**
2.5		Stock and Asset Purchase Agreement by and between GDX Holdings LLC and GenCorp Inc. dated July 16, 2004 was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K dated September 7, 2004 (File No. 1-1520) and incorporated herein by reference.**
2.6		First Amendment to Stock and Asset Purchase Agreement by and between GenCorp Inc. and GDX Holdings LLC dated as of August 31, 2004 was filed as Exhibit 2.2 to GenCorp Inc.’s Current Report on Form 8-K dated September 7, 2004 (File No. 1-1520) and incorporated herein by reference.**
2.7		Second Amendment to Stock and Asset Purchase Agreement by and between GenCorp Inc. and GDX Holdings LLC dated as of October 14, 2004 was filed as Exhibit 2.3 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 (File No. 1-1520), as amended, and incorporated herein by reference.**
2.8		Asset Purchase Agreement, dated as of July 12, 2005, by and among Aerojet Fine Chemicals LLC, Aerojet-General Corporation and American Pacific Corporation was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K filed on July 18, 2005 (File No. 1-1520), and is incorporated herein by reference.**
2.9		First Amendment to Asset Purchase Agreement by and among American Pacific Corporation, Aerojet Fine Chemicals LLC and Aerojet-General Corporation dated as of November 30, 2005 was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K filed on December 1, 2005 (File No. 1-1520) and incorporated herein by reference).**
3	.1*	Amended Articles of Incorporation of GenCorp filed with the Secretary of State of Ohio on March 28, 2007.

Table
Item No.		Exhibit Description

3	.2*	The Amended Code of Regulations of GenCorp, as amended on March 28, 2007.
4.1		Indenture, dated as of August 11, 2003, between GenCorp Inc., the Guarantors named therein and The Bank of New York as trustee relating to GenCorp’s 9 1/2% Senior Subordinated Notes was filed as Exhibit 4.1 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.
4.2		Form of 9 1/2% Senior Subordinated Notes was filed as Exhibit 4.4 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.
4.3		First Supplemental Indenture dated as of October 29, 2004 to the Indenture between GenCorp Inc. and The Bank of New York, as trustee relating to GenCorp’s 9 1/2% Senior Subordinated Notes due 2013 was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated November 1, 2004 (File No. 1-1520) and incorporated herein by reference.
4.4		Second Supplemental Indenture dated as of June 27, 2006 to Indenture dated as of August 11, 2003, as amended, between GenCorp Inc. as Issuer, the Guarantors party thereto as Guarantors, and The Bank of New York Trust Company, N.A., as trustee, relating to GenCorp’s 9 1/2% Senior Subordinated Notes due 2013, was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on June 28, 2006 (File No. 1-1520), and is incorporated herein by reference.
4.5		Indenture dated January 16, 2004 between GenCorp and The Bank of New York, as trustee, relating to GenCorp’s 4% Contingent Convertible Subordinated Notes due 2024 was filed as Exhibit 4.11 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003 (File No. 1-1520) and is incorporated herein by reference.
4.6		Registration Rights Agreement dated January 16, 2004 by and among GenCorp, Deutsche Bank Securities Inc., Wachovia Capital Markets, LLC, Scotia Capital (USA) Inc., BNY Capital Markets, Inc., NatCity Investments, Inc. and Wells Fargo Securities, LLC was filed as Exhibit 4.12 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003 (File No. 1-1520) and is incorporated herein by reference.
4.7		Form of 4% Contingent Convertible Subordinated Notes was filed as Exhibit 4.13 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003 (File No. 1-1520) and is incorporated herein by reference.
4.8		Indenture, dated as of November 23, 2004, between GenCorp Inc. and The Bank of New York Trust Company, N.A., as trustee relating to GenCorp Inc.’s 2 1/4% Convertible Subordinated Debentures due 2024 was filed as Exhibit 4.01 to GenCorp Inc.’s Current Report on Form 8-K dated November 23, 2004 (File No. 1-1520), as amended, and incorporated herein by reference.
4.9		Registration Rights Agreement, dated as of November 23, 2004, by and between GenCorp Inc. and Wachovia Capital Markets, LLC, as representative for the several initial purchasers of the 2 1/4% Convertible Subordinated Debentures due 2024 was filed as Exhibit 4.14 to GenCorp Inc.’s Form S-3 Registration Statement dated January 11, 2005 (File No. 333-121948) and incorporated herein by reference.
4.10		Form of 2 1/4% Convertible Subordinated Debenture was filed as Exhibit 4.02 to GenCorp Inc.’s Current Report on Form 8-K dated November 23, 2004 (File No. 1-1520), as amended, and incorporated herein by reference.
10.1		Distribution Agreement dated September 30, 1999 between GenCorp Inc. and OMNOVA Solutions Inc. (OMNOVA) was filed as Exhibit B to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 19, 1999 (File No. 1-1520), and is incorporated herein by reference.
10.2		Amended and Restated Environmental Agreement by and between Aerojet and Northrop Grumman, dated October 19, 2001 was filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K dated November 5, 2001 (File No. 1-1520), and is incorporated herein by reference.
10	.3†	Modified Employment Retention Agreement dated July 26, 2002, between GenCorp and Robert A. Wolfe was filed as Exhibit 10.39 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002 (File No. 1-1520), and is incorporated herein by reference.

Table
Item No.		Exhibit Description

10	.4†	GenCorp 1996 Supplemental Retirement Plan for Management Employees effective March 1, 1996 was filed as Exhibit B to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1996 (File No. 1-1520), and is incorporated herein by reference.
10	.5*†	Benefits Restoration Plan for Salaried Employees of GenCorp Inc. and Certain Subsidiary Companies as amended.
10	.6†	Information relating to the Deferred Bonus Plan of GenCorp Inc. is contained in Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 2-83133 dated April 18, 1986 and is incorporated herein by reference.
10	.7†	Amendment to the Deferred Bonus Plan of GenCorp Inc. effective as of April 5, 1987, was filed as Exhibit I to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1987 (File No. 1-1520), and is incorporated herein by reference.
10	.8*†	GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended.
10	.9†	GenCorp Inc. 1993 Stock Option Plan effective March 31, 1993 was filed as Exhibit 4.1 to Form S-8 Registration Statement No. 33-61928 dated April 30, 1993 and is incorporated herein by reference.
10	.10†	GenCorp Inc. 1997 Stock Option Plan effective March 26, 1997 was filed as Exhibit 4.1 to Form S-8 Registration Statement No. 333-35621 dated September 15, 1997 and is incorporated herein by reference.
10	.11*†	GenCorp Inc. 1999 Equity and Performance Incentive Plan as amended.
10	.12†	GenCorp Inc. Executive Incentive Compensation Program, amended September 8, 1995 to be effective for the 1996 fiscal year was filed as Exhibit E to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997 (File No. 1-1520), and is incorporated herein by reference.
10	.13†	2001 Supplemental Retirement Plan For GenCorp Executives effective December 1, 2001, incorporating GenCorp Inc.’s Voluntary Enhanced Retirement Program was filed as Exhibit 10.29 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001 (File No. 1-1520) and is incorporated herein by reference.
10	.14†	Form of Restricted Stock Agreement between the Company and Nonemployee Directors providing for payment of part of Directors’ compensation for service on the Board of Directors in Company stock was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1998 (File No. 1-1520), and is incorporated herein by reference.
10	.15†	Form of Restricted Stock Agreement between the Company and Nonemployee Directors providing for payment of part of Directors’ compensation for service on the Board of Directors in Company stock was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1999 (File No. 1-1520), and is incorporated herein by reference.
10	.16†	Form of Restricted Stock Agreement between the Company and Directors or Employees for grants of time-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.26 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.
10	.17†	Form of Stock Appreciation Rights Agreement between the Company and Employees for grants of stock appreciation rights under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.27 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.
10	.18†	Form of Stock Appreciation Rights Agreement between the Company and Directors for grants of stock appreciation rights under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.28 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.
10.19		Form of Restricted Stock Agreement between the Company and Employees for grants of performance-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.29 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.

Table
Item No.		Exhibit Description

10	.20†	Form of Director Nonqualified Stock Option Agreement between the Company and Nonemployee Directors providing for annual grant of nonqualified stock options prior to February 28, 2002, valued at $30,000 was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2002 (File No. 1-1520), and is incorporated herein by reference.
10	.21†	Form of Director Nonqualified Stock Option Agreement between the Company and Nonemployee Directors providing for an annual grant of nonqualified stock options on or after February 28, 2002, valued at $30,000 in lieu of further participation in Retirement Plan for Nonemployee Directors was filed as Exhibit 10.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2002 (File No. 1-1520), and is incorporated herein by reference.
10	.22†	Form of Director and Officer Indemnification Agreement was filed as Exhibit L to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.
10	.23†	Form of Director Indemnification Agreement was filed as Exhibit M to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.
10	.24†	Form of Officer Indemnification Agreement was filed as Exhibit N to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.
10	.25†	Form of Severance Agreement granted to certain executive officers of the Company was filed as Exhibit D to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997 (File No. 1-1520), and is incorporated herein by reference.
10.26		Amended and Restated Shareholder Agreement by and between GenCorp Inc. and Steel Partners II L.P. dated February 16, 2007 was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on February 21, 2007 (File No. 1-1520) and is incorporated herein by reference.
10	.27†	Employment Letter Agreement dated April 12, 2005 by and between GenCorp Inc. and Philip W. Cyburt was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on April 14, 2005 (File No. 1-1520), and is incorporated herein by reference.
10.28		American Pacific Corporation Subordinated Promissory Note, dated November 30, 2005, in the principal amount of $25,500,000 was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated November 30, 2005 (File No. 1-1520) and is incorporated herein by reference.
10	.29†	Employment Offer Letter dated January 11, 2006 by and between GenCorp Inc. and R. Leon Blackburn was filed as Exhibit 10.32 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006 (File No. 1-1520) and is incorporated herein by reference.
10	.30†	Form of Restricted Stock Agreement Version 2 between the Company and Employees for grants of performance-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.33 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005 (File No. 1-1520) and is incorporated herein by reference.
10	.31†	Consulting Agreement dated February 28, 2006 by and between Joseph Carleone and GenCorp Inc. was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the first quarter ended February 28, 2006 (File No. 1-1520) and is incorporated herein by reference.
10	.32†	Form of Director and Officer Indemnification Agreement was filed as Exhibit 10.1 to GenCorp, Inc.’s Current Report on Form 8-K filed on May 23, 2006 (File No. 1-1520) and is incorporated herein by reference.
10	.33†	Form of Severance Agreement for executive officers of the Company was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on August 11, 2006 (File No. 1-1520), and is incorporated herein by reference.
10	.34†	Agreement and Release by and between GenCorp Inc. and William A. Purdy Jr. dated January 29, 2007 was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the first quarter ended February 28, 2007 (File No. 1-1520) and is incorporated herein by reference.

Table
Item No.		Exhibit Description

10.35		Credit Agreement, dated as of June 21, 2007, among GenCorp, as the Borrower, each of those Material Domestic Subsidiaries of the Borrower identified as a “Guarantor” on the signature pages thereto and such other Material Domestic Subsidiaries of the Borrower as may from time to time become a party thereto, the several banks and other financial institutions from time to time parties to such Credit Agreement, and Wachovia Bank, National Association, a national banking association, as Administrative Agent, was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the second quarter ended May 30, 2007 (File No. 1-1520) and is incorporated herein by reference.
21	.1*	Subsidiaries of the Company.
23	.1*	Consent of Independent Registered Public Accounting Firm.
23	.2*	Consent of Independent Registered Public Accounting Firm.
24	.1*	Power of Attorney.
31	.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith. All other exhibits have been previously filed.

**	Schedules and Exhibits have been omitted, but will be furnished to the SEC upon request.

†	Management contract or compensatory plan or arrangement.

(c)	See Item 15(a)2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 25, 2008

GENCORP INC.

By: /s/ TERRY L. HALL
Terry L. Hall
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ TERRY L. HALL Terry L. Hall	President and Chief Executive Officer/ Director (Principal Executive Officer)	January 25, 2008

By:	/s/ YASMIN R. SEYAL Yasmin R. Seyal	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	January 25, 2008

By:	/s/ R. LEON BLACKBURN R. Leon Blackburn	Vice President and Controller (Principal Accounting Officer)	January 25, 2008

By:	/s/ * C. F. Bolden Jr	Director	January 25, 2008

By:	/s/ * James J. Didion	Director	January 25, 2008

By:	/s/ * David A. Lorber	Director	January 25, 2008

Signature		Title	Date

By:	/s/ * James M. Osterhoff	Director	January 25, 2008

By:	/s/ * Todd R. Snyder	Director	January 25, 2008

By:	/s/ * Timothy A. Wicks	Director	January 25, 2008

By:	/s/ * Sheila E. Widnall	Director	January 25, 2008

By:	/s/ * Robert C. Woods	Director	January 25, 2008

By:	/s/ * Yasmin R. Seyal	Attorney-in-Fact pursuant to Powers of Attorney filed herewith	January 25, 2008

Exhibits Index

Table
Item No.		Exhibit Description

2.1		Purchase Agreement, dated May 2, 2003, between Atlantic Research Corporation and Aerojet-General Corporation was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2003 (File No. 1-1520) and is incorporated herein by reference.**
2.2		First Amendment to Purchase Agreement, dated August 29, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.2 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.**
2.3		Second Amendment to Purchase Agreement, dated September 30, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2003 (File No. 1-1520) and is incorporated herein by reference.**
2.4		Third Amendment to Purchase Agreement, dated October 16, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.4 to GenCorp’s Amendment No. 1 to Form S-4 Registration Statement dated December 15, 2003 (file no. 333-109518) and is incorporated herein by reference.**
2.5		Stock and Asset Purchase Agreement by and between GDX Holdings LLC and GenCorp Inc. dated July 16, 2004 was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K dated September 7, 2004 (File No. 1-1520) and incorporated herein by reference.**
2.6		First Amendment to Stock and Asset Purchase Agreement by and between GenCorp Inc. and GDX Holdings LLC dated as of August 31, 2004 was filed as Exhibit 2.2 to GenCorp Inc.’s Current Report on Form 8-K dated September 7, 2004 (File No. 1-1520) and incorporated herein by reference.**
2.7		Second Amendment to Stock and Asset Purchase Agreement by and between GenCorp Inc. and GDX Holdings LLC dated as of October 14, 2004 was filed as Exhibit 2.3 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 (File No. 1-1520), as amended, and incorporated herein by reference.**
2.8		Asset Purchase Agreement, dated as of July 12, 2005, by and among Aerojet Fine Chemicals LLC, Aerojet-General Corporation and American Pacific Corporation was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K filed on July 18, 2005 (File No. 1-1520), and is incorporated herein by reference.**
2.9		First Amendment to Asset Purchase Agreement by and among American Pacific Corporation, Aerojet Fine Chemicals LLC and Aerojet-General Corporation dated as of November 30, 2005 was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K filed on December 1, 2005 (File No. 1-1520) and incorporated herein by reference).**
3	.1*	Amended Articles of Incorporation of GenCorp filed with the Secretary of State of Ohio on March 28, 2007.
3	.2*	The Amended Code of Regulations of GenCorp, as amended on March 28, 2007.
4.1		Indenture, dated as of August 11, 2003, between GenCorp Inc., the Guarantors named therein and The Bank of New York as trustee relating to GenCorp’s 9 1/2% Senior Subordinated Notes was filed as Exhibit 4.1 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.
4.2		Form of 9 1/2% Senior Subordinated Notes was filed as Exhibit 4.4 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.
4.3		First Supplemental Indenture dated as of October 29, 2004 to the Indenture between GenCorp Inc. and The Bank of New York, as trustee relating to GenCorp’s 9 1/2% Senior Subordinated Notes due 2013 was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated November 1, 2004 (File No. 1-1520) and incorporated herein by reference.
4.4		Second Supplemental Indenture dated as of June 27, 2006 to Indenture dated as of August 11, 2003, as amended, between GenCorp Inc. as Issuer, the Guarantors party thereto as Guarantors, and The Bank of New York Trust Company, N.A., as trustee, relating to GenCorp’s 9 1/2% Senior Subordinated Notes due 2013, was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on June 28, 2006 (File No. 1-1520), and is incorporated herein by reference.

Table
Item No.		Exhibit Description

4.5		Indenture dated January 16, 2004 between GenCorp and The Bank of New York, as trustee, relating to GenCorp’s 4% Contingent Convertible Subordinated Notes due 2024 was filed as Exhibit 4.11 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003 (File No. 1-1520) and is incorporated herein by reference.
4.6		Registration Rights Agreement dated January 16, 2004 by and among GenCorp, Deutsche Bank Securities Inc., Wachovia Capital Markets, LLC, Scotia Capital (USA) Inc., BNY Capital Markets, Inc., NatCity Investments, Inc. and Wells Fargo Securities, LLC was filed as Exhibit 4.12 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003 (File No. 1-1520) and is incorporated herein by reference.
4.7		Form of 4% Contingent Convertible Subordinated Notes was filed as Exhibit 4.13 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003 (File No. 1-1520) and is incorporated herein by reference.
4.8		Indenture, dated as of November 23, 2004, between GenCorp Inc. and The Bank of New York Trust Company, N.A., as trustee relating to GenCorp Inc.’s 2 1/4% Convertible Subordinated Debentures due 2024 was filed as Exhibit 4.01 to GenCorp Inc.’s Current Report on Form 8-K dated November 23, 2004 (File No. 1-1520), as amended, and incorporated herein by reference.
4.9		Registration Rights Agreement, dated as of November 23, 2004, by and between GenCorp Inc. and Wachovia Capital Markets, LLC, as representative for the several initial purchasers of the 2 1/4% Convertible Subordinated Debentures due 2024 was filed as Exhibit 4.14 to GenCorp Inc.’s Form S-3 Registration Statement dated January 11, 2005 (File No. 333-121948) and incorporated herein by reference.
4.10		Form of 2 1/4% Convertible Subordinated Debenture was filed as Exhibit 4.02 to GenCorp Inc.’s Current Report on Form 8-K dated November 23, 2004 (File No. 1-1520), as amended, and incorporated herein by reference.
10.1		Distribution Agreement dated September 30, 1999 between GenCorp Inc. and OMNOVA Solutions Inc. (OMNOVA) was filed as Exhibit B to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 19, 1999 (File No. 1-1520), and is incorporated herein by reference.
10.2		Amended and Restated Environmental Agreement by and between Aerojet and Northrop Grumman, dated October 19, 2001 was filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K dated November 5, 2001 (File No. 1-1520), and is incorporated herein by reference.
10	.3†	Modified Employment Retention Agreement dated July 26, 2002, between GenCorp and Robert A. Wolfe was filed as Exhibit 10.39 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002 (File No. 1-1520), and is incorporated herein by reference.
10	.4†	GenCorp 1996 Supplemental Retirement Plan for Management Employees effective March 1, 1996 was filed as Exhibit B to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1996 (File No. 1-1520), and is incorporated herein by reference.
10	.5*†	Benefits Restoration Plan for Salaried Employees of GenCorp Inc. and Certain Subsidiary Companies as amended.
10	.6†	Information relating to the Deferred Bonus Plan of GenCorp Inc. is contained in Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 2-83133 dated April 18, 1986 and is incorporated herein by reference.
10	.7†	Amendment to the Deferred Bonus Plan of GenCorp Inc. effective as of April 5, 1987, was filed as Exhibit I to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1987 (File No. 1-1520), and is incorporated herein by reference.
10	.8*†	GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended.
10	.9†	GenCorp Inc. 1993 Stock Option Plan effective March 31, 1993 was filed as Exhibit 4.1 to Form S-8 Registration Statement No. 33-61928 dated April 30, 1993 and is incorporated herein by reference.
10	.10†	GenCorp Inc. 1997 Stock Option Plan effective March 26, 1997 was filed as Exhibit 4.1 to Form S-8 Registration Statement No. 333-35621 dated September 15, 1997 and is incorporated herein by reference.
10	.11*†	GenCorp Inc. 1999 Equity and Performance Incentive Plan as amended.
10	.12†	GenCorp Inc. Executive Incentive Compensation Program, amended September 8, 1995 to be effective for the 1996 fiscal year was filed as Exhibit E to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997 (File No. 1-1520), and is incorporated herein by reference.

Table
Item No.		Exhibit Description

10	.13†	2001 Supplemental Retirement Plan For GenCorp Executives effective December 1, 2001, incorporating GenCorp Inc.’s Voluntary Enhanced Retirement Program was filed as Exhibit 10.29 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001 (File No. 1-1520) and is incorporated herein by reference.
10	.14†	Form of Restricted Stock Agreement between the Company and Nonemployee Directors providing for payment of part of Directors’ compensation for service on the Board of Directors in Company stock was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1998 (File No. 1-1520), and is incorporated herein by reference.
10	.15†	Form of Restricted Stock Agreement between the Company and Nonemployee Directors providing for payment of part of Directors’ compensation for service on the Board of Directors in Company stock was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1999 (File No. 1-1520), and is incorporated herein by reference.
10	.16†	Form of Restricted Stock Agreement between the Company and Directors or Employees for grants of time-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.26 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.
10	.17†	Form of Stock Appreciation Rights Agreement between the Company and Employees for grants of stock appreciation rights under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.27 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.
10	.18†	Form of Stock Appreciation Rights Agreement between the Company and Directors for grants of stock appreciation rights under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.28 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.
10.19		Form of Restricted Stock Agreement between the Company and Employees for grants of performance-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.29 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.
10	.20†	Form of Director Nonqualified Stock Option Agreement between the Company and Nonemployee Directors providing for annual grant of nonqualified stock options prior to February 28, 2002, valued at $30,000 was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2002 (File No. 1-1520), and is incorporated herein by reference.
10	.21†	Form of Director Nonqualified Stock Option Agreement between the Company and Nonemployee Directors providing for an annual grant of nonqualified stock options on or after February 28, 2002, valued at $30,000 in lieu of further participation in Retirement Plan for Nonemployee Directors was filed as Exhibit 10.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2002 (File No. 1-1520), and is incorporated herein by reference.
10	.22†	Form of Director and Officer Indemnification Agreement was filed as Exhibit L to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.
10	.23†	Form of Director Indemnification Agreement was filed as Exhibit M to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.
10	.24†	Form of Officer Indemnification Agreement was filed as Exhibit N to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.
10	.25†	Form of Severance Agreement granted to certain executive officers of the Company was filed as Exhibit D to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997 (File No. 1-1520), and is incorporated herein by reference.
10.26		Amended and Restated Shareholder Agreement by and between GenCorp Inc. and Steel Partners II L.P. dated February 16, 2007 was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on February 21, 2007 (File No. 1-1520) and is incorporated herein by reference.
10	.27†	Employment Letter Agreement dated April 12, 2005 by and between GenCorp Inc. and Philip W. Cyburt was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on April 14, 2005 (File No. 1-1520), and is incorporated herein by reference.

Table
Item No.		Exhibit Description

10.28		American Pacific Corporation Subordinated Promissory Note, dated November 30, 2005, in the principal amount of $25,500,000 was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated November 30, 2005 (File No. 1-1520) and is incorporated herein by reference.
10	.29†	Employment Offer Letter dated January 11, 2006 by and between GenCorp Inc. and R. Leon Blackburn was filed as Exhibit 10.32 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006 (File No. 1-1520) and is incorporated herein by reference.
10	.30†	Form of Restricted Stock Agreement Version 2 between the Company and Employees for grants of performance-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.33 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005 (File No. 1-1520) and is incorporated herein by reference.
10	.31†	Consulting Agreement dated February 28, 2006 by and between Joseph Carleone and GenCorp Inc. was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the first quarter ended February 28, 2006 (File No. 1-1520) and is incorporated herein by reference.
10	.32†	Form of Director and Officer Indemnification Agreement was filed as Exhibit 10.1 to GenCorp, Inc.’s Current Report on Form 8-K filed on May 23, 2006 (File No. 1-1520) and is incorporated herein by reference.
10	.33†	Form of Severance Agreement for executive officers of the Company was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on August 11, 2006 (File No. 1-1520), and is incorporated herein by reference.
10	.34†	Agreement and Release by and between GenCorp Inc. and William A. Purdy Jr. dated January 29, 2007 was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the first quarter ended February 28, 2007 (File No. 1-1520) and is incorporated herein by reference.
10.35		Credit Agreement, dated as of June 21, 2007, among GenCorp, as the Borrower, each of those Material Domestic Subsidiaries of the Borrower identified as a “Guarantor” on the signature pages thereto and such other Material Domestic Subsidiaries of the Borrower as may from time to time become a party thereto, the several banks and other financial institutions from time to time parties to such Credit Agreement, and Wachovia Bank, National Association, a national banking association, as Administrative Agent, was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the second quarter ended May 30, 2007 (File No. 1-1520) and is incorporated herein by reference.
21	.1*	Subsidiaries of the Company.
23	.1*	Consent of Independent Registered Public Accounting Firm.
23	.2*	Consent of Independent Registered Public Accounting Firm.
24	.1*	Power of Attorney.
31	.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith. All other exhibits have been previously filed.

**	Schedules and Exhibits have been omitted, but will be furnished to the SEC upon request.

†	Management contract or compensatory plan or arrangement.

(c)	See Item 15(a)2.