Form 10-Q
period 2008-02-29
GENCORP INC
filed 2008-03-26
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: February 29, 2008
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of March 24, 2008, there were 57.0 million outstanding shares of our Common Stock, $0.10 par value.

GenCorp Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended February 29, 2008

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
GenCorp Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	February 29,	February 28,
	2008	2007
	(In millions, except per share amounts)
Net Sales	$176.6	$150.8
Costs and Expenses
Cost of products sold	158.8	135.0
Selling, general and administrative	2.2	3.0
Depreciation and amortization	6.5	6.5
Interest expense	7.3	7.2
Interest income	(1.4)	(1.3)
Other expense, net	0.1	2.1

Income (loss) from continuing operations before income taxes	3.1	(1.7)
Income tax (benefit) provision	(0.2)	0.4

Income (loss) from continuing operations	3.3	(2.1)
Income (loss) from discontinued operations, net of income taxes	(0.3)	30.6

Net income	$3.0	$28.5

Income (Loss) Per Share of Common Stock
Basic and Diluted:
Income (loss) per share from continuing operations	$0.06	$(0.04)
Income (loss) per share from discontinued operations, net of income taxes	(0.01)	0.55

Net income per share	$0.05	$0.51

Weighted average shares of common stock outstanding	56.7	55.9

Weighted average shares of common stock outstanding, assuming dilution	56.9	55.9

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	February 29,	November 30,
	2008	2007
	(In millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$72.5	$92.3
Accounts receivable	108.6	99.2
Inventories	75.1	67.5
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	46.2	46.5
Prepaid expenses and other	17.1	17.4
Income tax receivable	7.0	—
Assets of discontinued operations	0.1	0.1

Total Current Assets	326.6	323.0
Noncurrent Assets
Property, plant and equipment, net	137.7	139.8
Real estate held for entitlement and leasing	46.5	45.3
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	177.7	179.0
Prepaid pension asset	103.1	101.0
Goodwill	94.9	94.9
Intangible assets	21.3	21.7
Other noncurrent assets, net	87.8	90.5

Total Noncurrent Assets	669.0	672.2

Total Assets	$995.6	$995.2

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings and current portion of long-term debt	$1.5	$1.5
Accounts payable	32.4	28.9
Reserves for environmental remediation costs	67.3	66.1
Income taxes payable	—	6.2
Postretirement medical and life benefits	8.8	8.8
Advance payments on contracts	44.4	49.1
Other current liabilities	80.5	84.3
Liabilities of discontinued operations	1.1	1.0

Total Current Liabilities	236.0	245.9
Noncurrent Liabilities
Convertible subordinated notes	271.4	271.4
Senior subordinated notes	97.5	97.5
Other long-term debt	75.0	75.9
Deferred income taxes	0.2	0.3
Reserves for environmental remediation costs	200.7	203.9
Postretirement medical and life benefits	77.2	78.5
Other noncurrent liabilities	72.6	73.8

Total Noncurrent Liabilities	794.6	801.3

Total Liabilities	1,030.6	1,047.2
Commitments and Contingencies (Note 7)
Shareholders’ Deficit
Preference stock, par value of $1.00; 15 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150 million shares authorized; 57.0 million shares issued, 56.9 million shares outstanding as of February 29, 2008; 56.8 million shares issued, 56.6 million shares outstanding as of November 30, 2007	5.7	5.7
Other capital	207.7	205.2
Accumulated deficit	(215.3)	(227.4)
Accumulated other comprehensive loss, net of income taxes	(33.1)	(35.5)

Total Shareholders’ Deficit	(35.0)	(52.0)

Total Liabilities and Shareholders’ Deficit	$995.6	$995.2

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Statement of Shareholders’ Deficit
(Unaudited)

						Accumulated
						Other	Total
	Comprehensive	Common Stock		Other	Accumulated	Comprehensive	Shareholders’
	Income	Shares	Amount	Capital	Deficit	Loss	Deficit
			(In millions, except share and per share amounts)
November 30, 2007		56,586,720	$5.7	$205.2	$(227.4)	$(35.5)	$(52.0)
Net income	$3.0	—	—	—	3.0	—	3.0
Recognized net actuarial losses	1.9	—	—	—	—	1.9	1.9
Amortization of prior service costs	0.5	—	—	—	—	0.5	0.5
Cumulative effect adjustment related to the adoption of FIN 48	—	—	—	—	9.1	—	9.1
Stock-based compensation	—	—	—	0.3	—	—	0.3
Shares issued under stock option and stock incentive plans	—	271,784	—	2.2	—	—	2.2

February 29, 2008	$5.4	56,858,504	$5.7	$207.7	$(215.3)	$(33.1)	$(35.0)

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	February 29,	February 28,
	2008	2007
	(in millions)
Operating Activities
Net income	$3.0	$28.5
(Income) loss from discontinued operations, net of income taxes	0.3	(30.6)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6.5	6.5
Stock compensation	(0.1)	0.2
Savings plan expense	2.2	2.2
Changes in assets and liabilities:
Accounts receivable	(9.4)	(1.5)
Inventories	(7.6)	(8.4)
Prepaid expenses and other	0.6	7.4
Income tax receivable	(6.8)	—
Real estate held for entitlement and leasing	(1.6)	(1.3)
Other noncurrent assets	6.7	0.6
Accounts payable	3.5	(8.6)
Income taxes payable	3.5	(0.1)
Postretirement medical and life benefits	(3.0)	(3.2)
Advance payments on contracts	(4.7)	—
Other current liabilities	(3.1)	(3.0)
Deferred income taxes	(0.1)	—
Other noncurrent liabilities	(4.6)	(2.1)

Net cash used in continuing operations	(14.7)	(13.4)
Net cash used in discontinued operations	(0.2)	(0.2)

Net Cash Used In Operating Activities	(14.9)	(13.6)
Investing Activities
Capital expenditures	(4.0)	(3.2)
Proceeds from discontinued operations	—	29.7

Net Cash (Used in) Provided by Investing Activities	(4.0)	26.5
Financing Activities
Debt repayments	(0.9)	(0.4)
Tax benefit on equity based compensation	—	0.3
Proceeds from shares issued under stock option and equity incentive plans	—	0.1

Net Cash Used in Financing Activities	(0.9)	—

Net (Decrease) Increase in Cash and Cash Equivalents	(19.8)	12.9
Cash and Cash Equivalents at Beginning of Period	92.3	61.2

Cash and Cash Equivalents at End of Period	$72.5	$74.1

Supplemental Disclosures of Cash Flow Information
Capital expenditure purchased with promissory note	$—	$2.8
See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Basis of Presentation and Nature of Operations
     GenCorp Inc. (GenCorp or the Company) has prepared the accompanying Unaudited Condensed Consolidated Financial Statements, including its accounts and the accounts of its wholly owned and majority-owned subsidiaries, in accordance with the instructions to Form 10-Q. The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all of the disclosures required by accounting principles generally accepted in the United States of America (GAAP). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2007, as filed with the Securities and Exchange Commission (SEC).
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
     The Company’s fiscal year ends on November 30 of each year. The Company’s subsidiary Aerojet-General Corporation (Aerojet) fiscal year ends on the last Saturday of November. As a result of the 2008 calendar, Aerojet will have 53 weeks of operations in fiscal 2008 compared to 52 weeks of operations in fiscal 2007. The additional week of operations in the first quarter of fiscal 2008 accounted for approximately $19 million in additional net sales.
     The Company is a manufacturer of aerospace and defense products and systems with a real estate segment that includes activities related to the re-zoning, entitlement, sale, and leasing of the Company’s excess real estate assets. The Company’s continuing operations are organized into two segments:
     Aerospace and Defense — includes the operations of Aerojet which develops and manufactures propulsion systems for defense and space applications, armament systems for precision tactical weapon systems, and munitions applications. Aerojet is one of the largest providers of propulsion systems in the United States (U.S.) and the only U.S. company that provides both solid and liquid propellant based systems. Primary customers served include major prime contractors to the U.S. government, the Department of Defense (DoD), and the National Aeronautics and Space Administration.
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
     On August 31, 2004, the Company completed the sale of its GDX Automotive (GDX) business. On November 30, 2005, the Company completed the sale of its Fine Chemicals business. On November 17, 2006, the Company completed the sale of its Turbo product line. The GDX and Fine Chemicals businesses and the Turbo product line are classified as discontinued operations in these Unaudited Condensed Consolidated Financial Statements and Notes to Unaudited Condensed Consolidated Financial Statements (see Note 10).
     A detailed description of the Company’s significant accounting policies can be found in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended November 30, 2007.
     The Company classifies activities related to the entitlement, sale, and leasing of its excess real estate assets as operating activities on the Unaudited Condensed Consolidated Statement of Cash Flows.

     In June 2007, the Financial Standards Accounting Board (FASB) issued Emerging Issue Task Force (EITF) No. 07-03 (EITF 07-03), Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-03 will have a material impact on its financial position or results of operations.
     In September 2006, FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The requirements of SFAS 157 are to be applied prospectively, and the Company anticipates that the primary impact of the standard will be related to the measurement of fair value in recurring impairment test calculations (such as the measurement of recorded goodwill). The FASB approved a one-year deferral of the adoption of the standard as it relates to non-financial assets and liabilities with the issuance in February 2008 of FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157. The Company does not presently hold any financial assets or liabilities that would require recognition under SFAS 157 other than investments held by the Company’s pension plan. With the exception of investments held by the Company’s pension plan, this deferral makes SFAS 157 effective for the Company beginning December 1, 2008. The Company’s evaluation of the impact of this standard is ongoing, and it has not yet determined the impact of the standard on its financial position or results of operations.
     On December 1, 2007, the Company adopted SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. The adoption of SFAS 159 did not have a material impact on the Company’s financial position or results of operations.
2. Income (Loss) Per Share of Common Stock
     A reconciliation of the numerator and denominator used to calculate basic and diluted income (loss) per share of common stock (EPS) is presented in the following table:

	Three months ended
	February 29,	February 28,
	2008	2007
	(in millions, except per share
	amounts; shares in thousands)
Numerator for Basic and Diluted EPS:
Income (loss) from continuing operations	$3.3	$(2.1)
Income (loss) from discontinued operations, net of income taxes	(0.3)	30.6

Net income available to common shareholders	$3.0	$28.5

Denominator
Basic weighted average shares	56,719	55,930
Effect of:
Employee stock options	107	—
Restricted stock awards	101	—

Diluted weighted average shares	56,927	55,930

Basic and Diluted:
Income (loss) per share from continuing operations	$0.06	$(0.04)
Income (loss) per share from discontinued operations, net of income taxes	(0.01)	0.55

Net income per share	$0.05	$0.51

     During the first quarters of fiscal 2008 and 2007, the dilutive impact of the Company’s 2 1/4% Convertible Subordinated Debentures were not included in the computation of diluted income per share because the market price of the common stock did not exceed the conversion price and only the conversion premium for these debentures is settled in common shares. Additionally, the 5 3/4% Convertible Subordinated Notes were not included in the computation of diluted income per share in the first quarter of fiscal 2007 because the effect would be antidilutive. Also, during the first quarters of fiscal 2008 and 2007, the dilutive impact of the Company’s 4% Contingent Convertible Subordinated Notes were not included in the computation of diluted income per share because the effect would be antidilutive. Other potentially dilutive securities that are not included in the diluted EPS calculation, because they would be antidilutive, are 1.6 million employee stock options as of February 28, 2007.
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
     Total stock-based compensation expense (income) by type of award for the first quarter of fiscal 2008 and 2007 was as follows:

	Three months ended
	February 29,	February 28,
	2008	2007
	(in millions, except
	per share amounts)
Stock appreciation rights	$(0.4)	$0.2
Restricted stock, service based	0.1	0.1
Restricted stock, performance based	0.2	(0.1)
Stock options	—	—

Total stock-based compensation expense	(0.1)	0.2
Tax effect on stock-based compensation expense	—	—

Net effect on stock-based compensation expense	(0.1)	0.2

Effect on basic and diluted net income per share	$—	$—

     The Company anticipates recording a charge of approximately $2 million in the second quarter of fiscal 2008 related to the accelerated vesting of outstanding stock-based payment awards (see Note 13).
4. Income Taxes
     On December 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). As of December 1, 2007, the Company had $3.2 million of unrecognized tax benefits, $3.0 million of which would affect our effective tax rate if recognized. The adoption resulted in a reclassification of certain tax liabilities from current to non-current, a reclassification of certain tax indemnification liabilities from income taxes payable to other current liabilities, and a cumulative effect adjustment benefit of $9.1 million that was recorded directly to the Company’s accumulated deficit. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties are immaterial at the date of adoption. As of February 29, 2008, the Company had approximately $0.1 million of accrued interest related to uncertain tax positions. The tax years ended November 30, 2004 through November 30, 2007 remain open to examination for U.S. Federal income tax purposes. For our other major taxing jurisdictions, the tax years ended November 30, 2003 through November 30, 2007 remain open to examination.
     There were no significant changes to unrecognized tax benefits including interest and penalties during the first quarter of fiscal 2008, and the Company does not expect any significant changes to our unrecognized tax benefits during the next twelve months.
5. Balance Sheet Accounts
a. Accounts Receivable

	February 29,	November 30,
	2008	2007
	(in millions)
Billed	$50.6	$41.5
Unbilled	54.8	54.0

Total receivables under long-term contracts	105.4	95.5

Other receivables, net of $0.3 million of allowance for doubtful accounts as of February 29, 2008 and November 30, 2007	3.2	3.7

Accounts receivable	$108.6	$99.2

b. Inventories

	February 29,	November 30,
	2008	2007
	(In millions)
Long-term contracts at average cost	$198.7	$181.7
Progress payments	(126.5)	(117.3)

Total long-term contract inventories	72.2	64.4

Raw materials	0.1	0.1
Work in progress	2.7	3.0
Finished goods	0.1	—

Total other inventories	2.9	3.1

Inventories	$75.1	$67.5

c. Property, Plant and Equipment, net

	February 29,	November 30,
	2008	2007
	(In millions)
Land	$33.2	$33.2
Buildings and improvements	144.7	144.7
Machinery and equipment	359.3	355.0
Construction-in-progress	7.7	9.3

	544.9	542.2
Less: accumulated depreciation	(407.2)	(402.4)

Property, plant and equipment, net	$137.7	$139.8

d. Other Noncurrent Assets, net

	February 29,	November 30,
	2008	2007
	(In millions)
Receivable from Northrop Grumman Corporation (see Note 7(c))	$39.8	$39.9
Deferred financing costs	15.1	15.6
Other	32.9	35.0

Other noncurrent assets, net	$87.8	$90.5

e. Other Current Liabilities

	February 29,	November 30,
	2008	2007
	(In millions)
Accrued compensation and employee benefits	$36.5	$37.0
Legal settlements	4.2	4.7
Interest payable	2.1	5.0
Deferred revenue	2.1	2.1
Contract loss provisions	1.9	1.3
Pension liability	1.3	1.3
Other	32.4	32.9

Other current liabilities	$80.5	$84.3

f. Other Noncurrent Liabilities

	February 29,	November 30,
	2008	2007
	(In millions)
Legal settlements	$22.7	$25.2
Conditional asset retirement obligations	12.9	13.4
Deferred revenue	12.7	13.2
Deferred compensation	10.1	10.5
Pension liability	9.7	9.8
Uncertain tax positions	3.1	—
Other	1.4	1.7

Other noncurrent liabilities	$72.6	$73.8

g. Accumulated Other Comprehensive Loss, Net of Income Taxes

	February 29,	November 30,
	2008	2007
	(In millions)
Net actuarial losses	$(25.7)	$(27.6)
Prior service costs	(7.4)	(7.9)

Accumulated other comprehensive loss, net of income taxes	$(33.1)	$(35.5)

6. Long-term Debt

	February 29,	November 30,
	2008	2007
	(in millions)
Contingent convertible subordinated notes, bearing interest at 4.00% per annum, interest payments due in January and July, maturing in 2024 (4% Notes)	$125.0	$125.0
Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in 2024 (2 1/4% Debentures)	146.4	146.4

Total convertible subordinated notes	271.4	271.4

Senior subordinated notes, bearing interest at 9.50% per annum, interest payments due in February and August, maturing in 2013 (9 1/2% Notes)	97.5	97.5

Total senior subordinated notes	97.5	97.5

Promissory note, bearing interest at 5% per annum, payable in annual installments of $700,000 plus interest, maturing in 2011	2.1	2.8
Term loan, bearing interest at various rates (rate of 5.34% as of February 29, 2008), payable in quarterly installments of $187,500 plus interest, maturing in 2013	74.4	74.6

Total other debt	76.5	77.4

Total debt	445.4	446.3
Less: Amounts due within one year	(1.5)	(1.5)

Total long-term debt	$443.9	$444.8

     The estimated fair value of the Company’s total debt was $410.9 million as of February 29, 2008 compared to a carrying value of $445.4 million. The fair value of the term loan, convertible subordinated notes, senior subordinated notes, and convertible subordinated debentures was determined based on quoted market prices as of February 29, 2008. The fair value of the remaining debt was determined to approximate carrying value.
     The Company’s credit facility (Senior Credit Facility) provides for an $80.0 million revolving credit facility (Revolver) and a $200.0 million credit-linked facility, consisting of a $125.0 million letter of credit subfacility and a $75.0 million term loan subfacility. As of February 29, 2008, the borrowing limit under the Revolver was $80.0 million with all of it available. The Company had $74.4 million outstanding under the term loan subfacility and $72.4 million outstanding letters of credit issued under the $125.0 million letter of credit subfacility at February 29, 2008.
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

	Actual Ratios as of	Required Ratios March 1, 2008	Required Ratios
Financial Covenant	February 29, 2008	Through November 30, 2009	December 1, 2009 and thereafter
Interest coverage ratio	4.57 to 1.00	Not less than: 2.25 to 1.00	Not less than: 2.25 to 1.00
Leverage ratio	3.43 to 1.00	Not greater than: 5.75 to 1.00	Not greater than: 5.50 to 1.00
     The Company was in compliance with its financial covenants as of February 29, 2008.
7. Commitments and Contingencies
a. Legal Proceedings
     The Company and its subsidiaries are subject to legal proceedings, including litigation in federal and state courts, which arise out of, and are incidental to, the ordinary course of the Company’s on-going and historical businesses. The Company is also subject from time to time to governmental investigations by state and federal agencies. The Company cannot predict the outcome of such proceedings with any degree of certainty. The Company accounts for litigation losses in accordance with SFAS No. 5, Accounting for Contingencies (SFAS 5). Under SFAS 5, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than when the ultimate loss is known, and are refined each quarterly reporting period as additional information becomes known. For legal settlements where there is no stated amount for interest, the Company will estimate an interest factor and discount the liability accordingly.
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
     In December 2007, Aerojet was named as a defendant in a lawsuit brought by six individuals who allegedly resided in the vicinity of Aerojet’s Sacramento facility. Plaintiffs allege that Aerojet contaminated groundwater to which plaintiffs were exposed and which caused plaintiffs illness and economic injury. Plaintiffs filed an amended complaint on February 25, 2008, naming additional plaintiffs. The amended complaint brings the total number of individuals on whose behalf suit has been filed to thirteen. Aerojet has not been served with the complaint or the amended complaint.
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
     Of the cases that have been filed, the majority have been dismissed or settled on terms favorable to the Company. There were three vinyl chloride cases pending against the Company as of February 29, 2008, all involving employees at VC or PVC facilities owned or operated by others. One of the pending cases is an action seeking class certification and a medical monitoring program for former employees at a PVC facility in New Jersey.
Asbestos Litigation
     The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases have been filed in Madison County, Illinois and San Francisco, California. There were 169 asbestos cases pending as of February 29, 2008.
     Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued for such contingencies.
Snappon SA Wrongful Discharge Claims
     In November 2003, the Company announced the closing of a manufacturing facility in Chartres, France owned by Snappon SA, a subsidiary of the Company, previously involved in the automotive business. In accordance with French law, Snappon SA negotiated with the local works’ council regarding the implementation of a social plan for the employees. Following the implementation of the social plan, approximately 188 of the 249 former Snappon employees sued Snappon SA in the Chartres Labour Court alleging wrongful discharge. The claims were heard in two groups. On April 11, 2006, the Labour Court rejected most of the claims of the first group of 44 former employees and held Snappon SA responsible for €12,000 (approximately $17,000) as damages. After two hearings, the Labour Court rejected the claims filed by the second group of former employees, which group had claimed damages in excess of €12.7 million (approximately $20 million). A total of 175 former employees have appealed these decisions. These appeals are scheduled to be heard in October 2008.
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
     As of February 29, 2008, the aggregate range of these anticipated environmental costs was $268 million to $474 million and the accrued amount was $268.0 million. See Note 7(c) for a summary of the environmental reserve activity for fiscal 2007. Of these accrued liabilities, approximately 61% relates to the Sacramento, California site and approximately 29% to the Baldwin Park Operable Unit of the San Gabriel Valley, California site. Each of those two sites is discussed below. The balance of the accrued liabilities relates to other sites for which the Company’s obligations are probable and estimable.
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
     Aerojet is involved in various stages of soil and groundwater investigation, remedy selection, design, and remedy construction associated with the operable units. In 2002, the US EPA issued a UAO requiring Aerojet to implement the US EPA-approved remedial action in the Western Groundwater Operable Unit. An identical order was issued by the California Regional Water Quality Control Board, Central Valley (Central Valley RWQCB). Aerojet will submit a Remedial Investigation/Feasibility Study for the Perimeter Groundwater Operable Unit in 2008 and the US EPA will issue a Record of Decision sometime thereafter. The remaining operable units are under various stages of investigation.
     Until March 2008, all of the southern portion of the property known as Rio Del Oro was under state orders issued in the 1990s by the California Department of Toxic Control (DTSC) to investigate and remediate environmental contamination in the soils and the Central Valley RWQCB to investigate and remediate groundwater environmental contamination. On March 14, 2008, the DTSC released all but approximately 400 acres of the Rio Del Oro property from DTSC’s environmental orders regarding soil contamination. Aerojet expects the approximately 400 acres of Rio Del Oro property that remain subject to the DTSC orders to be released once the soil remediation has been completed. The Rio Del Oro property remains subject to the Central Valley RWQCB’s orders to investigate and remediate groundwater environmental contamination emanating offsite from such property. Aerojet leased the Rio Del Oro Property to Douglas Aircraft for rocket assembly and testing from 1957 to 1961 and sold approximately 4,000 acres, including the formerly leased portion, to Douglas Aircraft in 1961. Aerojet reacquired the property in 1984 from McDonnell-Douglas

Corporation (MDC), the successor to Douglas Aircraft. As a result, the state orders referenced above were issued to both MDC and Aerojet. Aerojet and MDC’s parent, Boeing, have entered into an allocation agreement, some of which is subject to reallocation that establishes lead roles and payment obligations. Aerojet and Boeing are actively remediating soil on portions of the property as well as on-site and off-site groundwater contamination. By letter of October 27, 2006, Boeing submitted notice to Aerojet that it was initiating the reallocation arbitration process. The matter has been stayed pending further discussions between the parties.
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
     The Company is currently involved in approximately 36 other environmental remediation actions or claims. In many of these matters, the Company is involved with other PRPs. In many instances, the Company’s liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company’s involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company’s experience, interim and final allocations of liability and costs are generally made based on relative contributions of waste or contamination.
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
     A summary of the Company’s environmental reserve activity is shown below:

	November 30,	2008	2008	February 29,
	2007	Additions	Expenditures	2008
	(in millions)
Aerojet	$259.5	$5.3	$(7.0)	$257.8
Other Sites	10.5	0.3	(0.6)	10.2

Environmental Reserve	$270.0	$5.6	$(7.6)	$268.0

     As of February 29, 2008, the Aerojet reserves include $163.0 million for the Sacramento site, $76.9 million for BPOU, and $17.9 million for other Aerojet sites.
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
     In conjunction with the sale of EIS, Aerojet entered into an agreement with Northrop whereby Aerojet is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement. Amounts reimbursed are subject to annual limitations, with excess amounts carried over to subsequent periods, the total of which will not exceed $190 million over the term of the agreement, which ends in 2028. As of February 29, 2008, $129.5 million in potential future reimbursements were available over the remaining life of the agreement. The amount billable to Northrop in excess of the annual limitation is $39.8 million and is included as a component of other noncurrent assets, net in the Unaudited Condensed Consolidated Balance Sheet.
     As part of the acquisition of the Atlantic Research Corporation (ARC) propulsion business, Aerojet entered into an agreement with ARC pursuant to which Aerojet is responsible for up to $20 million of costs (Pre-Close Environmental Costs) associated with environmental issues that arose prior to Aerojet’s acquisition of the ARC propulsion business, of which $6.9 million has been spent through February 29, 2008. Pursuant to a separate agreement with the U.S. government which was entered into prior to the completion of the ARC acquisition, these Pre-Close Environmental Costs are not subject to the 88% limitation under the Global Settlement, and are recovered through the establishment of prices for Aerojet’s products and services sold to the U.S. government.
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
Environmental reserves and recoveries impact to Statement of Operations
     In conjunction with the review of its environmental reserves discussed above, the Company revised its estimate of costs that will be recovered under the Global Settlement based on business expected to be conducted under contracts with the U.S. government and its agencies in the future. In the first quarter of fiscal 2008, the increase to the reserve of $5.6 million resulted in a charge to operations of $1.0 million. The expenses and benefits associated with adjustments to the environmental reserves are recorded as a component of other expense, net in the Unaudited Condensed Consolidated Statements of Operations.
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

     The changes in the carrying amount of asset retirement obligations since November 30, 2007 were as follows (in millions):

Balance as of November 30, 2007	$13.4
Adjustments and other, net	(0.8)
Accretion	0.3

Balance as of February 29, 2008	$12.9

8. Arrangements with Off-Balance Sheet Risk
     As of February 29, 2008, obligations required to be disclosed in accordance with FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others consisted of:
     — $72.4 million in outstanding commercial letters of credit expiring within the next thirteen months, the majority of which may be renewed, and securing obligations for environmental remediation and insurance coverage.
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
9. Retirement Benefits
     Pension Benefits — The Company has a defined benefit pension plan covering substantially all salaried and hourly employees. Normal retirement age is 65, but certain plan provisions allow for earlier retirement. Pension benefits are calculated under formulas based on average earnings and length of service for salaried employees and under negotiated non-wage based formulas for hourly employees. The Company also sponsors an unfunded non-qualified Benefits Restoration Plan (BRP), which restores benefits that can not be paid under the GenCorp qualified pension plan due to IRS limitations (see Note 13).
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
     BRP Savings Plan — The Company sponsors an unfunded non-qualified defined contribution plan designed to enable participants to continue to defer their compensation on a pre-tax basis when such compensation or the participants’ deferrals to tax-qualified plans exceed applicable Internal Revenue Code of 1986 (IRC) limits. Under the BRP Savings Plan, employees who are projected to be impacted by the IRC limits, may, on an annual basis, elect to defer compensation earned in the current year such as salary and certain other incentive compensation. The Company makes a matching contribution in an amount equal to 100% of the participant’s contribution not to exceed 4.5% of the participant’s eligible compensation. Participants indicate how they wish their deferred compensation and the Company matching contributions to be notionally invested among the same investment options available through the GenCorp defined contribution 401(k) plan (See Note 13).
     SFAS 158 Adoption — Effective November 30, 2007, the Company adopted SFAS 158 which required that the Unaudited Condensed Consolidated Balance Sheets reflect the funded status of the pension and postretirement plans. The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation. The Company has recognized the aggregate of all overfunded plans in prepaid pension assets; and the aggregate of all unfunded plans in either postretirement medical and life benefits, or other current and noncurrent liabilities.
     At November 30, 2007, previously unrecognized actuarial (gains)/losses and the prior services (credits)/costs were included in accumulated other comprehensive loss in the Unaudited Condensed Consolidated Balance Sheets as required by SFAS 158 (see Note 5(g)). Effective November 30, 2009, the Company will adopt the measurement provision of SFAS 158 which requires measurement of the assets and benefit obligations at the fiscal year end. The Company currently performs this measurement as of August 31 of each fiscal year.
     Components of net periodic benefit (income) expense for continuing operations are as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
	(in millions)
Service cost	$4.9	$4.3	$0.1	$0.1
Interest cost on benefit obligation	24.1	24.1	1.3	1.4
Assumed return on plan assets	(30.9)	(30.7)	—	—
Amortization of prior service costs	0.5	0.5	—	(0.1)
Recognized net actuarial (gains) losses	3.6	7.4	(1.7)	(1.7)

Net periodic benefit (income) expense	$2.2	$5.6	$(0.3)	$(0.3)

10. Discontinued Operations
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
Fine Chemicals business
     On November 30, 2005, the Company sold its Fine Chemicals business to American Pacific Corporation (AMPAC) for $88.5 million of cash paid at closing, an unsecured subordinated seller note of $25.5 million delivered at closing, an earn-out provision of up to $6.0 million contingent upon the business’ achieving certain earnings targets, and the assumption by the buyer of certain liabilities. The Company recorded a full allowance on both the $25.5 million unsecured subordinated seller note in fiscal 2005 and

$6.0 million earnings targets receivable in fiscal 2006. During the first quarter of fiscal 2007, the Company entered into an earn-out and seller note repayment agreement (Repayment Agreement) with AMPAC under which AMPAC was required to pay $29.7 million in consideration for the early retirement of the seller note (including interest due thereunder), the full payment of the earn-out amount and the release of the Company from certain liabilities. Also, during the first quarter of fiscal 2007, the Company recorded a gain from discontinued operations of $31.2 million as a result of receiving $29.7 million of cash from AMPAC and being released from certain liabilities in accordance with the Repayment Agreement. For operating segment reporting, the Fine Chemicals business was previously reported as a separate operating segment.
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
     Summarized financial information for discontinued operations is set forth below:

	Three months ended
	February 29,	February 28,
	2008	2007
	(in millions)
Net sales	$—	$—
Income (loss) before income taxes	(0.4)	30.9
Income tax (benefit) provision	(0.1)	0.3
Income (loss) from discontinued operations, net of income taxes	(0.3)	30.6
     As of February 29, 2008 and November 30, 2007, the components of assets and liabilities of discontinued operations in the consolidated balance sheets are as follows:

	February 29,	November 30,
	2008	2007
	(in millions)
Assets of discontinued operations, consisting of other assets	$0.1	$0.1

Accounts payable	$0.4	$0.5
Other liabilities	0.7	0.5

Liabilities of discontinued operations	$1.1	$1.0

11. Operating Segments and Related Disclosures
     The Company’s operations are organized into two operating segments based on different products and customer bases: Aerospace and Defense, and Real Estate.
     The Company evaluates its operating segments based on several factors, of which the primary financial measure is segment performance. Segment performance represents net sales from continuing operations less applicable costs, expenses and provisions for unusual items relating to the segment operations. Segment performance excludes corporate income and expenses, legacy income or expenses, provisions for unusual items not related to the segment operations, interest expense, interest income, and income taxes.
     Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three Months ended
	February 29,	February 28,
	2008	2007
Raytheon	31%	21%
Lockheed Martin	24%	38%
     Sales in the first quarter of fiscal 2008 and fiscal 2007 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled 88% and 90%, respectively, of net sales.

     Selected financial information for each reportable segment is as follows:

	Three Months ended
	February 29,	February 28,
	2008	2007
	(in millions)
Net Sales:
Aerospace and Defense	$174.5	$149.1
Real Estate	2.1	1.7

Total	$176.6	$150.8

Segment Performance:
Aerospace and Defense	$14.9	$14.3
Environmental remediation provision adjustments	(0.7)	(1.2)
Retirement benefit plan expense	(3.8)	(5.9)

Aerospace and Defense Total	10.4	7.2

Real Estate	1.3	0.8

Total	$11.7	$8.0

Reconciliation of segment performance to income (loss) from continuing operations before income taxes:
Segment Performance	$11.7	$8.0
Interest expense	(7.3)	(7.2)
Interest income	1.4	1.3
Corporate retirement benefit plan income	1.9	0.6
Corporate and other expenses	(4.6)	(4.4)

Income (loss) from continuing operations before income taxes	$3.1	$(1.7)

12. Condensed Consolidating Financial Information
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

Condensed Consolidating Statements of Operations
(Unaudited)

		Guarantor	Non-guarantor
Three Months Ended February 29, 2008 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$176.6	$—	$—	$176.6
Cost of products sold	—	158.8	—	—	158.8
Selling, general and administrative	(0.7)	2.9	—	—	2.2
Depreciation and amortization	0.5	6.0	—	—	6.5
Interest expense	5.9	1.4	—	—	7.3
Other, net	(1.1)	(0.2)	—	—	(1.3)

Income (loss) from continuing operations before income taxes	(4.6)	7.7	—	—	3.1
Income tax (benefit) provision	(4.2)	4.0	—	—	(0.2)

Income (loss) from continuing operations	(0.4)	3.7	—	—	3.3
Loss from discontinued operations	(0.3)	—	—	—	(0.3)

Income (loss) before equity income of subsidiaries	(0.7)	3.7	—	—	3.0
Equity income of subsidiaries	3.7	—	—	(3.7)	—

Net income	$3.0	$3.7	$—	$(3.7)	$3.0

		Guarantor	Non-guarantor
Three Months Ended February 28, 2007 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$150.8	$—	$—	$150.8
Cost of products sold	—	135.0	—	—	135.0
Selling, general and administrative	0.6	2.4	—	—	3.0
Depreciation and amortization	0.6	5.9	—	—	6.5
Interest expense	6.5	0.7	—	—	7.2
Other, net	(1.1)	1.9	—	—	0.8

Income (loss) from continuing operations before income taxes	(6.6)	4.9	—	—	(1.7)
Income tax (benefit) provision	(0.2)	0.6	—	—	0.4

Income (loss) from continuing operations	(6.4)	4.3	—	—	(2.1)
Income from discontinued operations	30.6	—	—	—	30.6

Income before equity income of subsidiaries	24.2	4.3	—	—	28.5
Equity income of subsidiaries	4.3	—	—	(4.3)	—

Net income	$28.5	$4.3	$—	$(4.3)	$28.5

Condensed Consolidating Balance Sheets
(Unaudited)

		Guarantor	Non-guarantor
February 29, 2008 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$81.9	$(9.8)	$0.4	$—	$72.5
Accounts receivable	—	108.6	—	—	108.6
Inventories	—	75.1	—	—	75.1
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	46.2	—	—	46.2
Prepaid expenses and other	30.5	(6.4)	—	—	24.1
Assets of discontinued operations	(0.1)	—	0.2	—	0.1

Total current assets	112.3	213.7	0.6	—	326.6
Property, plant and equipment, net	0.5	137.2	—	—	137.7
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	177.7	—	—	177.7
Prepaid pension asset	104.3	(1.2)	—	—	103.1
Goodwill	—	94.9	—	—	94.9
Intercompany receivable (payable), net	31.6	(15.3)	(16.3)	—	—
Other noncurrent assets and intangibles, net	274.5	140.3	9.8	(269.0)	155.6

Total assets	$523.2	$747.3	$(5.9)	$(269.0)	$995.6

Short-term borrowings and current portion of long-term debt	$1.5	$—	$—	$—	$1.5
Accounts payable	1.4	31.0	—	—	32.4
Reserves for environmental remediation costs	5.0	62.3	—	—	67.3
Other current liabilities, advance payments on contracts, and postretirement medical and life benefits	31.9	101.8	—	—	133.7
Liabilities of discontinued operations	—	—	1.1	—	1.1

Total current liabilities	39.8	195.1	1.1	—	236.0
Long-term debt	443.9	—	—	—	443.9
Reserves for environmental remediation costs	5.2	195.5	—	—	200.7
Other noncurrent liabilities	69.3	80.7	—	—	150.0

Total liabilities	558.2	471.3	1.1	—	1,030.6
Commitments and contingencies (Note 7)
Total shareholders’ (deficit) equity	(35.0)	276.0	(7.0)	(269.0)	(35.0)

Total liabilities and shareholders’ equity (deficit)	$523.2	$747.3	$(5.9)	$(269.0)	$995.6

		Guarantor	Non-guarantor
November 30, 2007 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$98.4	$(6.7)	$0.6	$—	$92.3
Accounts receivable	—	99.2	—	—	99.2
Inventories	—	67.5	—	—	67.5
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	46.5	—	—	46.5
Prepaid expenses and other	9.8	7.5	0.1	—	17.4
Assets of discontinued operations	(0.1)	—	0.2	—	0.1

Total current assets	108.1	214.0	0.9	—	323.0
Property, plant and equipment, net	0.5	139.3	—	—	139.8
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	179.0	—	—	179.0
Prepaid pension asset	102.1	(1.1)	—	—	101.0
Goodwill	—	94.9	—	—	94.9
Intercompany receivable (payable), net	24.1	(8.2)	(15.9)	—	—
Other noncurrent assets and intangibles, net	267.9	141.8	9.8	(262.0)	157.5

Total assets	$502.7	$759.7	$(5.2)	$(262.0)	$995.2

Short-term borrowings and current portion of long-term debt	$1.5	$—	$—	$—	$1.5
Accounts payable	0.3	28.6	—	—	28.9
Reserves for environmental remediation costs	5.4	60.7	—	—	66.1
Income taxes (receivable) payable	(5.7)	11.9	—	—	6.2
Other current liabilities, advance payments on contracts, and postretirement medical and life benefits	35.0	107.1	0.1	—	142.2
Liabilities of discontinued operations	—	—	1.0	—	1.0

Total current liabilities	36.5	208.3	1.1	—	245.9
Long-term debt	444.8	—	—	—	444.8
Reserves for environmental remediation costs	5.1	198.8	—	—	203.9
Other noncurrent liabilities	68.3	84.3	—	—	152.6

Total liabilities	554.7	491.4	1.1	—	1,047.2
Commitments and contingencies (Note 7)
Total shareholders’ (deficit) equity	(52.0)	268.3	(6.3)	(262.0)	(52.0)

Total liabilities and shareholders’ equity (deficit)	$502.7	$759.7	$(5.2)	$(262.0)	$995.2

Condensed Consolidating Statements of Cash Flows
(Unaudited)

		Guarantor	Non-guarantor
Three months ended February 29, 2008 (in millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	$(10.6)	$(3.9)	$(0.4)	$—	$(14.9)
Cash flows from investing activities:
Capital expenditures	—	(4.0)	—	—	(4.0)

Net cash used in investing activities	—	(4.0)	—	—	(4.0)
Cash flows from financing activities:
Net transfers (to) from parent	(5.0)	4.8	0.2	—	—
Repayments on notes payable and long-term debt, net	(0.9)	—	—	—	(0.9)

Net cash (used in) provided by financing activities	(5.9)	4.8	0.2	—	(0.9)

Net decrease in cash and cash equivalents	(16.5)	(3.1)	(0.2)	—	(19.8)
Cash and cash equivalents at beginning of year	98.4	(6.7)	0.6	—	92.3

Cash and cash equivalents at end of period	$81.9	(9.8)	$0.4	$—	$72.5

		Guarantor	Non-guarantor
Three months ended February 28, 2007 (in millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	$(2.1)	$(0.1)	$(11.4)	$—	$(13.6)
Cash flows from investing activities:
Proceeds from business disposition	—	—	29.7	—	29.7
Capital expenditures	(3.2)	—	—	—	(3.2)

Net cash provided by (used in) investing activities	(3.2)	—	29.7	—	26.5
Cash flows from financing activities:
Net transfers (to) from parent	4.9	0.1	(5.0)	—	—
Repayments on notes payable and long-term debt, net	—	—	(0.4)	—	(0.4)
Other financing activities	—	—	0.4	—	0.4

Net cash provided by (used in) financing activities	4.9	0.1	(5.0)	—	—

Net increase (decrease) in cash and cash equivalents	(0.4)	—	13.3	—	12.9
Cash and cash equivalents at beginning of year	(9.8)	0.5	70.5	—	61.2

Cash and cash equivalents at end of period	$(10.2)	$0.5	$83.8	$—	$74.1

13. Subsequent Events
     On March 5, 2008, the Company entered into a second amended and restated shareholder agreement (Shareholder Agreement) with Steel Partners II L.P. with respect to the election of Directors for the 2008 Annual Meeting and certain other related matters. The Company expects to incur a charge in the range of $11 million to $15 million in the second quarter of fiscal 2008. The charge includes costs associated with Terry L. Hall’s executive severance agreement, increases in pension benefits primarily for the Company’s officers, and accelerated vesting of outstanding stock-based payment awards.
     As a result of the Shareholder Agreement, the Company was required to fund into a grantor trust on March 12, 2008, from cash on hand, an amount equal to $34.8 million, which represents the liabilities associated with the BRP (see Note 9) and the amounts that would be payable to certain officers of the Company who are party to the executive severance agreements in the event of qualifying terminations of employment following a change of control (as defined in the BRP and the executive severance agreements) of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Unless otherwise indicated or required by the context, as used in this Quarterly Report on Form 10-Q, the terms “we,” “our” and “us” refer to GenCorp Inc. and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America.
     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, our operating results for interim periods may not be indicative of the results of operations for a full year. This section contains a number of forward-looking statements, all of which are based on current expectations and are subject to risks and uncertainties including those described in this Quarterly Report under the heading “Forward-Looking Statements.” Actual results may differ materially. This section should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended November 30, 2007, and periodic reports subsequently filed with the Securities and Exchange Commission (SEC).
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
     On August 31, 2004, we completed the sale of our GDX Automotive (GDX) business. On November 30, 2005, we completed the sale of our Fine Chemicals business. On November 17, 2006, we completed the sale of our Turbo product line. The GDX and Fine Chemicals businesses and the Turbo product line are classified as discontinued operations in these Unaudited Condensed Consolidated Financial Statements and Notes to Unaudited Condensed Consolidated Financial Statements (see Note 10 of the Unaudited Condensed Consolidated Financial Statements).
     In June 2007, the Financial Accounting Standards Board (FASB) issued Emerging Issues Task Force (EITF) No. 07-03 (EITF 07-03), Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. We do not expect that the adoption of EITF 07-03 will have a material impact on our financial position or results of operations.
     In September 2006, FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The requirements of SFAS 157 are to be applied prospectively, and we anticipate that the primary impact of the standard will be related to the measurement of fair value in recurring impairment test calculations (such as the measurement of recorded goodwill). The FASB approved a one-year deferral of the adoption of the standard as it relates to non-financial assets and liabilities with the issuance in February 2008 of FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157. We do not presently hold any financial assets or liabilities that would require recognition under SFAS 157 other than investments held by our pension plan. With the exception of investments held by our pension plan, this deferral makes SFAS 157 effective for us beginning December 1, 2008. Our evaluation of the impact of this standard is ongoing, and we have not yet determined the impact of the standard on our financial position or results of operations.
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
     Corporate — On March 5, 2008, we entered into a second amended and restated shareholder agreement (Shareholder Agreement) with Steel Partners II L.P. with respect to the election of Directors for the 2008 Annual Meeting and certain other related matters. We expect to incur a charge in the range of $11 million to $15 million in the second quarter of fiscal 2008. The charge includes costs associated with Terry L. Hall’s executive severance agreement, increases in pension benefits primarily for our officers, and accelerated vesting of outstanding stock-based payment awards (see Note 13 of the Unaudited Condensed Consolidated Financial Statements).
Results of Operations
Net Sales:

	Three months ended
	February 29,	February 28,
	2008	2007	Change*
	(in millions)
Net Sales	$176.6	$150.8	$25.8

*	Primary reason for change. The increase reflects higher sales on numerous space and defense programs including Standard Missile, Tube-launched Optically-tracked Wire-guided Missile (TOW), and Orion which were partially offset by the close-out activities of the Titan program in fiscal 2007. The increase in the Standard Missile program was primarily due to deliveries associated with awards received in fiscal 2006 and the award of a new contract in fiscal 2007 to develop and qualify the Throttling Divert Attitude Control Systems for the Standard Missile 3 program. Increased deliveries under the TOW and Orion programs were additional factors driving the increase in net sales. In addition, the first quarter of fiscal 2008 includes one additional week of operations from Aerojet compared to the first quarter of fiscal 2007 (see Note 1 of the Unaudited Condensed Consolidated Financial Statements).
     Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three Months ended
	February 29,	February 28,
	2008	2007
Raytheon	31%	21%
Lockheed Martin	24%	38%
     Sales in the first quarter of fiscal 2008 and fiscal 2007 directly and indirectly to the U.S. government and its agencies, including sales to our significant customers discussed above, totaled 88% and 90%, respectively, of net sales.

Cost of Products Sold:

	Three months ended
	February 29,	February 28,
	2008	2007	Change*
	(in millions, except percentage amounts)
Costs of products sold:	$158.8	$135.0	$23.8
Percentage of net sales	90%	90%

*	Primary reason for change. The costs of products sold as a percentage of net sales was unchanged primarily due to lower retirement benefit plan expense in the first quarter of fiscal 2008 offset by the favorable performance on the Titan program close-out activities in the first quarter of fiscal 2007.
Selling, General and Administrative (SG&A):

	Three months ended
	February 29,	February 28,
	2008	2007	Change*
	(in millions, except percentage amounts)
Selling, General and Administrative:	$2.2	$3.0	$(0.8)
Percentage of net sales	1%	2%

*	Primary reason for change. The decrease in SG&A spending is primarily due to a decrease of $1.3 million in retirement benefit plan expense as a result of an increase in the discount rate used to determine benefit obligations, due to higher market interest rates, and a reduction in the impact of amortizing prior year actuarial losses, partially offset by higher expenses associated with the annual election of the Board of Directors in fiscal 2008.
Depreciation and Amortization:

	Three months ended
	February 29,	February 28,
	2008	2007	Change*
	(in millions, except percentage amounts)
Depreciation and amortization:	$6.5	$6.5	$—
Percentage of net sales	4%	4%

*	Primary reason for change. Depreciation and amortization expense was essentially unchanged for the periods presented.
Interest Expense:

	Three months ended
	February 29,	February 28,
	2008	2007	Change*
	(in millions)
Interest expense	$7.3	$7.2	$0.1

*	Primary reason for change. Interest expense was essentially unchanged for the periods presented.
Interest Income:

	Three months ended
	February 29,	February 28,
	2008	2007	Change*
	(in millions)
Interest income	$(1.4)	$(1.3)	$(0.1)

*	Primary reason for change. Interest income was essentially unchanged for the periods presented.

Other expense, net:

	Three months ended
	February 29,	February 28,
	2008	2007	Change*
	(in millions)
Other expense, net	$0.1	$2.1	$(2.0)

*	Primary reason for change. The decrease is primarily due to lower costs associated with our environmental clean-up and related activities in the first quarter of fiscal 2008.
Income Tax (Benefit) Provision:

	Three months ended
	February 29,	February 28,
	2008	2007	Change*
	(in millions)
Income tax (benefit) provision	$(0.2)	$0.4	$(0.6)

*	Primary reason for change. The income tax benefit for the first quarter of fiscal 2008 is primarily related to the forecasted federal refund associated with the fiscal 2008 tax net operating loss eligible for carryback net of state tax expense. The income tax provision in the first quarter of fiscal 2007 is primarily related to state tax expenses. The difference between book earnings at the statutory rate and the income tax benefit reflected is primarily due to the realization of certain deferred tax assets.
     As of February 29, 2008, the liability for uncertain income tax positions was $3.1 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.
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
     Summarized financial information for discontinued operations is set forth below:

	Three months ended
	February 29,	February 28,
	2008	2007
	(in millions)
Net sales	$—	$—
Income (loss) before income taxes	(0.4)	30.9
Income tax (benefit) provision	(0.1)	0.3
Income (loss) from discontinued operations, net of income taxes	(0.3)	30.6
Adoption of New Accounting Principles
     As of November 30, 2007, we adopted SFAS No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires that the Unaudited Condensed Consolidated Balance Sheets reflect the funded status of the pension and postretirement plans. The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation. We have recognized the aggregate of all overfunded plans in prepaid pension assets and the aggregate of all unfunded plans in either postretirement medical and life benefits or accrued pension benefits. At November 30, 2007, previously unrecognized actuarial (gains)/losses and the prior services (credits)/costs are included in accumulated other comprehensive loss in the Unaudited Condensed Consolidated Balance Sheets as required by SFAS 158 (see Note 5(g) of the Unaudited Condensed Consolidated Financial Statements). In future periods, the additional actuarial (gains)/losses and prior service (credits)/costs will be recognized in accumulated other comprehensive loss in the period in which they occur.
     On December 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). As of December 1, 2007, we had $3.2 million of unrecognized tax benefits all of which would affect our effective tax rate if recognized. The adoption resulted in a reclassification of certain tax liabilities from current to non-current, a reclassification of certain tax indemnification liabilities from income taxes payable to other current liabilities, and a cumulative effect adjustment benefit of $9.1 million that was recorded directly to our accumulated deficit. We recognize interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties are immaterial at the date of adoption and are included in unrecognized tax benefits. As of February 29, 2008, we had approximately $0.1 million of accrued interest related to uncertain tax positions. The tax years ended November 30, 2004 through November 30, 2007 remain open to examination for U.S. Federal income tax purposes. For our other major taxing jurisdictions, the tax years ended November 30, 2003 through November 30, 2007 remain open to examination.
     On December 1, 2007, we adopted SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. The adoption of SFAS 159 did not have a material impact on our financial position or results of operations.
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

Aerospace and Defense Segment

	Three months ended
	February 29,	February 28,
	2008	2007	Change*
	(in millions)
Net Sales	$174.5	$149.1	$25.4
Segment performance — Income	$10.4	$7.2	$3.2

*	Primary reason for change. Aerojet reports its fiscal year sales and income under a 52/53 week accounting convention. Fiscal 2008 is a 53 week year with the extra week accounted for in the first quarter of fiscal 2008, or one more week than as reported in the first quarter of 2007. Sales of $174.5 million for the first quarter of 2008 increased 17% over $149.1 million in the first quarter of fiscal 2007, reflecting the additional week and growth in the Standard Missile, TOW, and Orion programs partially offset by the close-out activities of the Titan program in fiscal 2007.
     Segment performance was income of $10.4 million in the first quarter of fiscal 2008 compared to income of $7.2 million in the first quarter of fiscal 2007. The improved segment performance during the first quarter of fiscal 2008 as compared to the comparable fiscal 2007 period is primarily the result of: (i) decreased retirement benefit plan expense; and (ii) lower costs associated with our environmental clean-up and related activities; partially offset by the favorable performance on the Titan program close-out activities in the first quarter of fiscal 2007. Additionally, segment performance in the first quarter of fiscal 2008 included favorable contract performance on the Atlas V® program offset by declines in other programs.
     As of February 29, 2008, our total backlog was $980 million compared with $912 million as of November 30, 2007. Total backlog includes both funded backlog (the amount for which money has been directly authorized by the U.S. Congress, or for which a purchase order has been received from a commercial customer) and unfunded backlog (firm orders for which funding has not been appropriated). Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. Backlog is subject to delivery delays or program cancellations which are beyond our control. Funded backlog was $621 million and $566 million at February 29, 2008 and November 30, 2007, respectively.
Real Estate Segment
     Our actions continued to move us forward on the entitlement process for Rio Del Oro, Glenborough and Easton Place, Westborough, and Hillsborough. The actions covered such items as environmental remediation, land planning, traffic, wetlands, endangered species mitigation, and water supplies.

	Three months ended
	February 29,	February 28,
	2008	2007	Change*
	(in millions)
Net Sales	$2.1	$1.7	$0.4
Segment performance	$1.3	$0.8	$0.5

*	Primary reason for change. The increase in sales and segment performance reflects completion of negotiations with the Sacramento Region Transit District for the October 2004 property usage agreement relating to its existing Light Rail station.
Other Information
Key Accounting Policies and Estimates
     Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America that offers acceptable alternative methods for accounting for certain items affecting our financial results, such as determining inventory cost, deferring certain costs, depreciating long-lived assets, recognizing pension benefits, and recognizing revenues.
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
     A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K for the fiscal year ended November 30, 2007.
Arrangements with Off-Balance Sheet Risk
     As of February 29, 2008, obligations required to be disclosed in accordance with FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, consisted of:
     — $72.4 million in outstanding commercial letters of credit expiring within the next thirteen months, the majority of which may be renewed, and securing obligations for environmental remediation closure and insurance coverage.
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
     As of February 29, 2008, long-term liquidity requirements consist primarily of our long-term debt obligations. We expect to meet long-term liquidity requirements through cash provided from operations and, if necessary, with long-term borrowings and other financing alternatives. The availability and terms of any such financing will depend upon market and other conditions at the time.
Net Cash Provided by (Used in) Operating, Investing, and Financing Activities
     Cash and cash equivalents decreased by $19.8 million during the first quarter of fiscal 2008. The change in cash and cash equivalents is as follows:

	Three Months Ended
	February 29,	February 28,
	2008	2007
	(in millions)
Net Cash Used in Operating Activities
Continuing operations	$(14.7)	$(13.4)
Discontinued operations	(0.2)	(0.2)

Total	(14.9)	(13.6)
Net Cash (Used in) Provided by Investing Activities
Continuing operations	(4.0)	(3.2)
Proceeds from sale of discontinued operations	—	29.7

Total	(4.0)	26.5
Net Cash Used in Financing Activities	(0.9)	—

Net (Decrease) Increase in Cash and Cash Equivalents	$(19.8)	$12.9

Net Cash Used In Operating Activities
Continuing Operations
     First Quarter Fiscal 2008 versus First Quarter Fiscal 2007 — Continuing operations used cash of $14.7 million in the first quarter of fiscal 2008 compared to cash usage of $13.4 million in the first quarter of fiscal 2007. The change in the cash usage is primarily due to the increased working capital needs of Aerojet due to the growth in business volume.
Net Cash (Used In) Provided by Investing Activities
     During the first quarter of fiscal 2008 and fiscal 2007, we invested $4.0 million and $3.2 million, respectively, in capital expenditures. The majority of our capital expenditures directly supports our contract and customer requirements and are primarily made for asset replacement, capacity expansion, development of new projects, and safety and productivity improvements.
Proceeds from sale of Discontinued Operations
     During the first quarter of fiscal 2007, we received $29.7 million from AMPAC in consideration for the cancellation and termination of an unsecured subordinated note receivable from AMPAC, including any interest due thereunder, and AMPAC’s obligation to make an earnings target payment associated with the sale of the Fine Chemicals business.
Net Cash Used in Financing Activities
     During the first quarter of fiscal 2008, net cash of $0.9 million was used for debt principal payments.

Borrowing Activity and Senior Credit Facility:
     Our borrowing activity during the first quarter of fiscal 2008 was as follows:

	November 30,			February 29,
	2007	Additions	(Payments)	2008
	(In millions)
4% Contingent Convertible Subordinated Notes	$125.0	$—	$—	$125.0
2 1/4% Convertible Subordinated Debentures	146.4	—	—	146.4
9 1/2% Senior Subordinated Notes	97.5	—	—	97.5
Term loan	74.6	—	(0.2)	74.4
Promissory note	2.8	—	(0.7)	2.1

Total Debt and Borrowing Activity	$446.3	$—	$(0.9)	$445.4

     Our credit facility (Senior Credit Facility) provides for an $80.0 million revolving credit facility (Revolver) and a $200.0 million credit-linked facility, consisting of a $125.0 million letter of credit subfacility and a $75.0 million term loan subfacility. As of February 29, 2008, the borrowing limit under the Revolver was $80.0 million with all of it available. We had $74.4 million outstanding under the term loan subfacility and $72.4 million outstanding letters of credit issued under the letter of credit subfacility at February 29, 2008.
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

	Actual Ratios as of	Required Ratios March 1, 2008	Required Ratios
Financial Covenant	February 29, 2008	Through November 30, 2009	December 1, 2009 and thereafter
Interest coverage ratio	4.57 to 1.00	Not less than: 2.25 to 1.00	Not less than: 2.25 to 1.00
Leverage ratio	3.43 to 1.00	Not greater than: 5.75 to 1.00	Not greater than: 5.50 to 1.00
     We were in compliance with our financial and non-financial covenants as of February 29, 2008.
Outlook
     As disclosed in Notes 7(a) and 7(b) of the Notes to Unaudited Condensed Consolidated Financial Statements, we have exposure for certain legal and environmental matters. We believe that it is currently not possible to estimate the impact, if any, that the ultimate resolution of certain of these matters will have on our financial position, results of operations, or cash flows.
     We believe that our existing cash and cash equivalents and credit facilities provide sufficient funds to meet our operating plan for the next twelve months. The operating plan for this period provides for full operation of our businesses, and interest and projected principal payments on our debt. During the second quarter of fiscal 2008, we funded into a trust an amount of $34.8 million, which represents the liabilities associated with the our Benefits Restoration Plan and the amounts that would be payable to certain officers who are party to executive severance agreements as a result of qualifying terminations of employment after a change of control of the Company (see Note 13 of the Unaudited Condensed Consolidated Financial Statements). Under the terms of the trust agreement, the assets of the trust are available to the general creditors in the event of bankruptcy or insolvency.
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
     Major factors that could adversely impact our forecasted operating cash and our financial condition are described in the section “Risk Factors” in Item 1A of our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2007.

Forward-Looking Statements
     Certain information contained in this report should be considered “forward-looking statements” as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words “believe,” “estimate,” “anticipate,” “project” and “expect,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation and anticipated costs of capital. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Some important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in the section “Risk Factors” in Item 1A of our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2007 include, but are not limited to, the following:
•	effects of recent changes in management and board membership on the Company’s operations and/or business strategy;

•	cancellation or material modification of one or more significant contracts;

•	future reductions or changes in U.S. government spending;

•	failure to comply with regulations applicable to contracts with the U.S. government;

•	significant competition and the Company’s inability to adapt to rapid technological changes;

•	product failures, schedule delays or other problems with existing or new products and systems or cost-overruns on the Company’s fixed-price contracts;

•	the possibility that environmental and other government regulations that impact the Company become more stringent or subject the Company to material liability in excess of its established reserves;

•	requirements to provide guarantees and/or letters of credit to financially assure the Company’s environmental obligations;

•	environmental claims related to the Company’s current and former businesses and operations;

•	the release or explosion of dangerous materials used in the Company’s businesses;

•	reduction in airbag propellant sales volume;

•	disruptions in the supply of key raw materials and difficulties in the supplier qualification process, as well as raw materials price increases;

•	changes in economic and other conditions in the Sacramento metropolitan area, California real estate market or changes in interest rates affecting real estate values in that market;

•	the Company’s limited experience in real estate activities and the ability to execute its real estate business plan, including the Company’s ability to obtain or caused to be obtained, the necessary final governmental zoning, land use and environmental approvals and building permits;

•	the Company’s property being subject to federal, state and local regulations and restrictions that may impose significant limitations on the Company’s plans, with much of the Company’s property being raw land located in areas that include the natural habitats of various endangered or protected wildlife species;

•	the cost of servicing the Company’s debt and compliance with financial and other covenants;

•	the results of significant litigation;

•	costs and time commitment related to acquisition activities;

•	additional costs related to the Company’s recent divestitures;

•	a strike or other work stoppage or the Company’s inability to renew collective bargaining agreements on favorable terms;

•	the loss of key employees and shortage of available skilled employees to achieve anticipated growth;

•	fluctuations in sales levels causing the Company’s quarterly operating results to fluctuate;

•	occurrence of liabilities that are inadequately covered by indemnity or insurance;

•	changes in the Company’s contract-related accounting estimates;

•	new accounting standards that could result in changes to our methods of quantifying and recording accounting transactions;

•	effects of changes in discount rates and returns on plan assets of defined benefit pension plans;

•	failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act; and

•	those risks detailed from time to time in the Company’s reports filed with the SEC.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes to our disclosures related to certain market risks as reported under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2007, except as noted below.
Interest Rate Risk
     We are exposed to market risk principally due to changes in domestic interest rates. Debt with interest rate risk includes borrowings under our Senior Credit Facility. Other than pension assets, we do not have any significant exposure to interest rate risk related to our investments.
     As of February 29, 2008, our debt totaled $445.4 million: $371.0 million, or 83% was at an average fixed rate of 4.76%; and $74.4 million or 17% was at a variable rate of 5.34%.
     The estimated fair value of our total debt was $410.9 million as of February 29, 2008 compared to a carrying value of $445.4 million. The fair value of the term loan, convertible subordinated notes, senior subordinated notes, and convertible subordinated debentures was determined based on quoted market prices as of February 29, 2008. The fair value of the remaining debt was determined to approximate carrying value.
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
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Except as disclosed in Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements, which is incorporated herein by reference, there have been no significant developments in the pending legal proceedings as previously reported in Part 1 Item 3, Legal Proceedings in our Annual Report on Form 10-K for the fiscal year ended November 30, 2007.
     Vinyl Chloride Cases. The following table sets forth information related to our historical product liability costs associated with our vinyl chloride litigation cases.

	Three Months	Year	Year
	Ended	Ended,	Ended
	Feb. 29,	Nov. 30,	Nov. 30,
	2008	2007	2006
	(dollars in thousands)
Claims filed	—	2	1
Claims dismissed	—	1	1
Claims settled	—	6	2
Claims pending	3	3	8
Aggregate settlement costs	$—	$849	$76
Average settlement costs	$—	$141	$38
     Legal and administrative fees for the vinyl chloride cases for the first quarter of fiscal 2008 were $0.1 million. Legal and administrative fees for the vinyl chloride cases for fiscal 2007 and fiscal 2006 were $0.3 million and $0.4 million, respectively.
     Asbestos Cases. The following table sets forth information related to our historical product liability costs associated with our asbestos litigation cases.

	Three Months	Year	Year
	Ended	Ended,	Ended
	Feb. 29,	Nov. 30,	Nov. 30,
	2008	2007	2006
	(dollars in thousands)
Claims filed	17	57 *	62
Claims dismissed	7	43	55
Claims settled	1	8	5
Claims pending	169	160	154
Aggregate settlement costs	$95	$72	$67
Average settlement costs	$95	$9	$14

*	This number is net of two cases tendered to a third party under a contractual indemnity obligation.
     Legal and administrative fees for the asbestos cases for the first quarter of fiscal 2008 were $0.2 million. Legal and administrative fees for the asbestos cases for fiscal years 2007 and 2006 were $0.9 million and $0.5 million, respectively.
Item 1A. Risk Factors.
     Except as disclosed below, there have been no material changes from our risk factors as previously reported in our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2007.
     We have recently experienced a change in the composition of our Board of Directors and the resignation of our former Chief Executive Officer. Failure of new management and Board members to integrate themselves into, and effectively manage, our business, including any new strategies they may adopt, could result in material harm to the Company.
     On March 5, 2008, Terry L. Hall resigned as a Director and as our Chief Executive Officer and President and our Board appointed three new Directors. The Board appointed J. Scott Neish, Vice President and President of Aerojet-General Corporation, to serve as our interim Chief Executive Officer and President, pending the results of a search to identify qualified candidates to fill this position on a permanent basis. Some of our new

Directors do not have previous experience with us, the aerospace and defense industry, or the real estate business, and we cannot assure you that they will fully integrate themselves into our business or that they will effectively manage our business affairs. The failure of our Directors or any new members of management to perform effectively or the loss of any of the Directors or members of management could have a significant negative impact on our business, financial condition and results of operations. In addition, our Board and management may institute strategies that differ from those we are applying currently. If any new strategies are adopted, it may take management a significant amount of time to fully implement such new strategies. If any new strategies are unsuccessful or if we are unable to execute them, there could be a significant negative impact on our business, financial condition, and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

No.	Description
10.1*†	Letter Agreement by and between the Company and Terry L. Hall dated March 5, 2008.

10.2*†	Letter Agreement by and between the Company and J. Scott Neish dated March 5, 2008.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a – 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a – 14 (a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a –14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith. All other exhibits have been previously filed.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GenCorp Inc.
Date: March 26, 2008	By:	/s/ J. Scott Neish
J. Scott Neish
Interim President and Interim Chief Executive Officer (Principal Executive Officer)

Date: March 26, 2008	By:	/s/ Yasmin R. Seyal
Yasmin R. Seyal
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 26, 2008	By:	/s/ R. Leon Blackburn
R. Leon Blackburn
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1	Letter Agreement by and between the Company and Terry L. Hall dated March 5, 2008.

10.2	Letter Agreement by and between the Company and J. Scott Neish dated March 5, 2008.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a – 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a – 14 (a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a – 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.