Form 10-Q
period 2008-05-31
GENCORP INC
filed 2008-07-02
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: May 31, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 1-01520
GenCorp Inc.
(Exact name of registrant as specified in its charter)

Ohio (State of Incorporation)	34-0244000 (I.R.S. Employer Identification No.)

Highway 50 and Aerojet Road
Rancho Cordova, California	95742
(Address of Principal Executive Offices)	(Zip Code)

P.O. Box 537012 Sacramento, California (Mailing Address)	95853-7012 (Zip Code)
Registrant’s telephone number, including area code (916) 355-4000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 27, 2008, there were 57.2 million outstanding shares of our Common Stock, $0.10 par value.

GenCorp Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended May 31, 2008

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
GenCorp Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended May 31,		Six months ended May 31,
	2008	2007	2008	2007
		(in millions, except per share amounts)
Net Sales	$194.7	$192.3	$371.3	$343.1
Costs and Expenses
Cost of products sold	161.7	163.3	320.5	298.3
Selling, general and administrative	(0.2)	3.7	0.9	6.7
Depreciation and amortization	6.6	6.9	13.1	13.4
Interest expense	6.8	7.0	14.1	14.2
Interest income	(0.9)	(1.3)	(2.3)	(2.5)
Other expense, net	0.4	0.5	0.5	2.5
Unusual items:
Shareholder agreement and related costs	12.7	—	13.8	—
Unrecoverable portion of legal matters	1.1	2.6	1.1	2.6

Income from continuing operations before income taxes	6.5	9.6	9.6	7.9
Income tax benefit	(0.4)	(3.6)	(0.6)	(3.2)

Income from continuing operations	6.9	13.2	10.2	11.1
Income (loss) from discontinued operations, net of income taxes	—	(0.7)	(0.3)	29.9

Net income	$6.9	$12.5	$9.9	$41.0

Income Per Share of Common Stock
Basic
Income per share from continuing operations	$0.12	$0.23	$0.18	$0.20
Income (loss) per share from discontinued operations, net of income taxes	—	(0.01)	(0.01)	0.53

Net income per share	$0.12	$0.22	$0.17	$0.73

Diluted
Income per share from continuing operations	$0.12	$0.22	$0.18	$0.20
Income (loss) per share from discontinued operations, net of income taxes	—	(0.01)	(0.01)	0.53

Net income per share	$0.12	$0.21	$0.17	$0.73

Weighted average shares of common stock outstanding	57.1	56.1	56.9	56.0

Weighted average shares of common stock outstanding, assuming dilution	57.1	64.5	57.0	56.3

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	May 31,	November 30,
	2008	2007
	(In millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$58.8	$92.3
Accounts receivable	92.4	99.2
Inventories	74.3	67.5
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	45.5	46.5
Grantor trust	1.9	—
Prepaid expenses and other	18.0	17.4
Income tax receivable	8.0	—
Assets of discontinued operations	0.1	0.1

Total Current Assets	299.0	323.0
Noncurrent Assets
Property, plant and equipment, net	135.8	139.8
Real estate held for entitlement and leasing	45.7	45.3
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	172.7	179.0
Prepaid pension asset	103.1	101.0
Grantor trust	33.3	—
Goodwill	94.9	94.9
Intangible assets	20.9	21.7
Other noncurrent assets, net	88.6	90.5

Total Noncurrent Assets	695.0	672.2

Total Assets	$994.0	$995.2

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings and current portion of long-term debt	$2.0	$1.5
Accounts payable	26.9	28.9
Reserves for environmental remediation costs	66.3	66.1
Income taxes payable	—	6.2
Postretirement medical and life insurance benefits	8.8	8.8
Advance payments on contracts	38.0	49.1
Other current liabilities	89.3	84.3
Liabilities of discontinued operations	1.1	1.0

Total Current Liabilities	232.4	245.9
Noncurrent Liabilities
Convertible subordinated notes	271.4	271.4
Senior subordinated notes	97.5	97.5
Other long-term debt	70.0	75.9
Deferred income taxes	0.6	0.3
Reserves for environmental remediation costs	194.3	203.9
Postretirement medical and life insurance benefits	76.7	78.5
Other noncurrent liabilities	75.0	73.8

Total Noncurrent Liabilities	785.5	801.3

Total Liabilities	1,017.9	1,047.2
Commitments and Contingencies (Note 8)
Redeemable common stock, par value of $0.10; 0.8 million shares issued and outstanding as of May 31, 2008 (Note 9)	9.5	—
Shareholders’ Deficit
Preference stock, par value of $1.00; 15 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150 million shares authorized; 56.4 million shares issued and outstanding as of May 31, 2008; 56.8 million shares issued, 56.6 million shares outstanding as of November 30, 2007	5.6	5.7
Other capital	201.3	205.2
Accumulated deficit	(208.4)	(227.4)
Accumulated other comprehensive loss, net of income taxes	(31.9)	(35.5)

Total Shareholders’ Deficit	(33.4)	(52.0)

Total Liabilities and Shareholders’ Deficit	$994.0	$995.2

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Statement of Shareholders’ Deficit
(Unaudited)

						Accumulated Other	Total
	Comprehensive	Common Stock		Other	Accumulated	Comprehensive	Shareholders’
	Income	Shares	Amount	Capital	Deficit	Loss	Deficit
	(In millions, except share and per share amounts)
November 30, 2007		56,586,720	$5.7	$205.2	$(227.4)	$(35.5)	$(52.0)
Net income	$9.9	—	—	—	9.9	—	9.9
Recognized net actuarial losses	2.7	—	—	—	—	2.7	2.7
Amortization of prior service costs	0.9	—	—	—	—	0.9	0.9
Cumulative effect to adjustment related to the adoption of FIN 48	—	—	—	—	9.1	—	9.1
Reclassification to redeemable common stock	—	(842,222)	(0.1)	(9.4)	—	—	(9.5)
Stock-based compensation	—	—	—	1.6	—	—	1.6
Shares issued under stock option and stock incentive plans	—	638,433	—	3.9	—	—	3.9

May 31, 2008	$13.5	56,382,931	$5.6	$201.3	$(208.4)	$(31.9)	$(33.4)

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	May 31,	May 31,
	2008	2007
	(in millions)
Operating Activities
Net income	$9.9	$41.0
Adjustments to reconcile net income to net cash used in operating activities:
Loss (income) from discontinued operations	0.3	(29.9)
Depreciation and amortization	13.1	13.4
Stock-based compensation	1.4	0.7
Savings plan expense, net	3.9	4.2
Changes in assets and liabilities:
Accounts receivable	6.8	(15.0)
Inventories	(6.8)	(1.5)
Grantor trust	(35.2)	—
Prepaid expenses and other	0.4	9.3
Income tax receivable	(7.8)	—
Real estate held for entitlement and leasing	(4.1)	(3.5)
Other noncurrent assets	17.8	(4.5)
Accounts payable	(2.1)	(10.5)
Income taxes payable	3.5	(3.9)
Postretirement medical and life insurance benefits	(5.3)	(4.7)
Advance payments on contracts	(11.1)	1.0
Other current liabilities	4.8	(5.5)
Deferred income taxes	0.3	—
Other noncurrent liabilities	(9.4)	8.1

Net cash used in continuing operations	(19.6)	(1.3)
Net cash used in discontinued operations	(0.3)	(1.0)

Net Cash Used in Operating Activities	(19.9)	(2.3)
Investing Activities
Capital expenditures	(7.6)	(5.7)
Proceeds from discontinued operations	—	29.7
Decrease in restricted cash	—	19.8

Net Cash (Used in) Provided by Investing Activities	(7.6)	43.8
Financing Activities
Debt repayments	(6.0)	(20.5)
Tax benefit on stock-based compensation	—	0.3
Proceeds from shares issued under stock option and equity incentive plans	—	0.4

Net Cash Used in Financing Activities	(6.0)	(19.8)

Net (Decrease) Increase in Cash and Cash Equivalents	(33.5)	21.7
Cash and Cash Equivalents at Beginning of Period	92.3	61.2

Cash and Cash Equivalents at End of Period	$58.8	$82.9

Supplemental Disclosures of Cash Flow Information
Financing of an environmental remediation settlement with a promissory note	$0.6	$—
Capital expenditure purchased with a promissory note	—	2.8
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
     The Company believes the accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments, including normal recurring accruals, necessary for a fair presentation of its financial position, results of operations, and cash flows for the periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the operating results for interim periods may not be indicative of the results of operations for a full year.
     The Company’s fiscal year ends on November 30 of each year. The fiscal year of the Company’s subsidiary, Aerojet-General Corporation (Aerojet), ends on the last Saturday of November. As a result of the 2008 calendar, Aerojet will have 53 weeks of operations in fiscal 2008 compared to 52 weeks of operations in fiscal 2007. The additional week of operations, which occurred in the first quarter of fiscal 2008, accounted for approximately $19 million in additional net sales.
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
     Real Estate — includes activities related to the entitlement, sale, and leasing of the Company’s excess real estate assets. The Company owns approximately 12,200 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California east of Sacramento (Sacramento Land). The Company is currently in the process of seeking zoning changes and other governmental approvals on a portion of the Sacramento Land to optimize its value. The Company has filed applications with, and submitted information to, governmental and regulatory authorities for approvals necessary to re-zone approximately 6,000 acres of the Sacramento Land. The Company also owns approximately 580 acres in Chino Hills, California. The Company is currently seeking removal of environmental restrictions. Once completed, the Company will work to maximize the value of the land.
     On August 31, 2004, the Company completed the sale of its GDX Automotive (GDX) business. On November 30, 2005, the Company completed the sale of its Fine Chemicals business. On November 17, 2006, the Company completed the sale of its Turbo product line. The GDX and Fine Chemicals businesses and the Turbo product line are classified as discontinued operations in these Unaudited Condensed Consolidated Financial Statements and Notes to Unaudited Condensed Consolidated Financial Statements (see Note 12).
     A detailed description of the Company’s significant accounting policies can be found in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended November 30, 2007.
     The Company classifies activities related to the entitlement, sale, and leasing of its excess real estate assets as operating activities on the Unaudited Condensed Consolidated Statements of Cash Flows.

     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The requirements of SFAS 157 are to be applied prospectively, and the Company anticipates that the primary impact of the standard will be related to the measurement of fair value in recurring impairment test calculations (such as the measurement of recorded goodwill). The FASB approved a one-year deferral of the adoption of the standard as it relates to non-financial assets and liabilities with the issuance in February 2008 of FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157. The Company does not presently hold any financial assets or liabilities that would require recognition under SFAS 157 other than investments held by the Company’s pension plan. With the exception of investments held by the Company’s pension plan, this deferral makes SFAS 157 effective for the Company beginning December 1, 2008. The Company’s evaluation of the impact of this standard is ongoing, and it has not yet determined the impact of the standard on its financial position or results of operations.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)). Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of the provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning December 1, 2009.
     In December 2007, the FASB issued SFAS No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 is effective for the Company on a prospective basis beginning December 1, 2009. As of May 31, 2008, the Company did not have any minority interests. Accordingly, the adoption of SFAS 160 is not expected to impact the Company’s consolidated financial statements.
     In May 2008, the FASB issued Staff Position No. Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1), which is effective for fiscal years beginning after December 15, 2008. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. FSP APB 14-1 also specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company is currently evaluating the effect of FSP APB 14-1 and it has not yet determined the impact of the standard on its financial position or results of operations.

2. Income (Loss) Per Share of Common Stock
     A reconciliation of the numerator and denominator used to calculate basic and diluted income (loss) per share of common stock (EPS) is presented in the following table:

	Three months ended May 31,		Six months ended May 31,
	2008	2007	2008	2007
	(in millions, except per share amounts; shares in thousands)
Numerator:
Income from continuing operations	$6.9	$13.2	$10.2	$11.1
Income (loss) from discontinued operations, net of income taxes	—	(0.7)	(0.3)	29.9

Net income for basic earnings per share	6.9	12.5	9.9	41.0
Interest on contingent convertible subordinated notes	—	1.3	—	—

Net income available to common shareholders, as adjusted for diluted earnings per share	$6.9	$13.8	$9.9	$41.0

Denominator:
Basic weighted average shares	57,074	56,127	56,902	56,029
Effect of:
Contingent convertible subordinated notes	—	8,101	—	—
Employee stock options	38	215	67	226
Restricted stock awards	—	67	—	68

Diluted weighted average shares	57,112	64,510	56,969	56,323

Basic EPS:
Income per share from continuing operations	$0.12	$0.23	$0.18	$0.20
Income (loss) per share from discontinued operations, net of income taxes	—	(0.01)	(0.01)	0.53

Net income per share	$0.12	$0.22	$0.17	$0.73

Diluted EPS:
Income per share from continuing operations	$0.12	$0.22	$0.18	$0.20
Income (loss) per share from discontinued operations, net of income taxes	—	(0.01)	(0.01)	0.53

Net income per share	$0.12	$0.21	$0.17	$0.73

     During the second quarter and first half of fiscal 2008 and 2007, the dilutive impact of the Company’s 2 1/4% Convertible Subordinated Debentures were not included in the computation of diluted income per share because the market price of the common stock did not exceed the conversion price and only the conversion premium for these debentures is settled in common shares. Additionally, the 5 3/4% Convertible Subordinated Notes (5 3/4% Notes) were not included in the computation of diluted income per share in the second quarter and first half of fiscal 2007 because the effect would be antidilutive. In April 2007, the Company retired the outstanding principal of the 5 3/4% Notes. Also, during the second quarter of fiscal 2008 and the first half of fiscal 2008 and 2007, the dilutive impact of the Company’s 4% Contingent Convertible Subordinated Notes were not included in the computation of diluted income per share because the effect would be antidilutive.
3. Stock-Based Compensation
     Total stock-based compensation expense by type of award for the second quarter and first half of fiscal 2008 and 2007 was as follows:

	Three months ended May 31,		Six months ended May 31,
	2008	2007	2008	2007
	(in millions, except per share amounts)
Stock appreciation rights	$0.2	$0.3	$(0.2)	$0.5
Restricted stock, service based	0.6	—	0.7	0.1
Restricted stock, performance based	0.7	0.2	0.9	0.1
Stock options	—	—	—	—

Total stock-based compensation expense	1.5	0.5	1.4	0.7
Tax effect on stock-based compensation expense	—	—	—	—

Net effect on stock-based compensation expense	$1.5	$0.5	$1.4	$0.7

Effect on basic and diluted per share amounts	$(0.03)	$(0.01)	$(0.02)	$(0.01)

     The Company recorded an unusual charge of $2.4 million in the second quarter of fiscal 2008 related to the accelerated vesting of outstanding stock-based payment awards (see Note 4). In addition, subsequent to the accelerated vesting of outstanding stock-based payment awards on March 5, 2008, the Company’s common stock market price declined resulting in a reduction in the fair value of the stock appreciation rights as of May 31, 2008.
4. Unusual Items and Grantor Trust Funding
     On March 5, 2008, the Company entered into a second amended and restated shareholder agreement (Shareholder Agreement) with Steel Partners II L.P. with respect to the election of Directors for the 2008 Annual Meeting and certain other related matters which resulted in a charge of $13.8 million in the first half of fiscal 2008, including the reclassification of $1.1 million of selling, general and administrative expenses incurred in the first quarter of fiscal 2008. The charge was comprised of the following (in millions):

Increases in pension benefits primarily for certain of the Company’s officers	$5.3
Executive severance agreement	4.1
Accelerated vesting of stock appreciation rights	1.1
Accelerated vesting of restricted stock, service based	0.6
Accelerated vesting of restricted stock, performance based	0.7
Professional fees and other	2.0

$13.8

     As a result of the Shareholder Agreement, the Company was required to fund into a grantor trust on March 12, 2008, from cash on hand, an amount equal to $34.8 million, which represents liabilities associated with the Benefits Restoration Plan (BRP) and amounts payable to certain officers of the Company party to executive severance agreements in the event of qualifying terminations of employment following a change of control (as defined in the BRP and the executive severance agreements) of the Company. In addition, as a result of the resignation of three additional Board members on May 16, 2008, the Company was required to fund $0.4 million into a grantor trust on May 22, 2008, which primarily represents the amount payable to an officer of the Company party to an executive severance agreement in the event of a qualifying termination of employment following a change of control.
     In the second quarter of fiscal 2008, the Company recorded a charge of $1.1 million related to the estimated unrecoverable costs of legal matters, including $0.9 million associated with the failure to register with the SEC the issuance of shares under its defined contribution 401(k) employee benefit plan (see Note 9).
     In the first half of fiscal 2007, the Company recorded a $2.6 million charge related to the estimated unrecoverable costs of other legal matters.
5. Income Taxes
     On December 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). As of December 1, 2007, the Company had $3.2 million of unrecognized tax benefits, $3.0 million of which would affect its effective tax rate, if recognized. The adoption resulted in a reclassification of certain tax liabilities from current to non-current, a reclassification of certain tax indemnification liabilities from income taxes payable to other current liabilities, and a cumulative effect adjustment benefit of $9.1 million that was recorded directly to the Company’s accumulated deficit. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties were immaterial at the date of adoption. As of May 31, 2008, the Company had approximately $0.1 million of accrued interest related to uncertain tax positions. The tax years ended November 30, 2004 through November 30, 2007 remain open to examination for U.S. Federal income tax purposes. For the Company’s other major taxing jurisdictions, the tax years ended November 30, 2003 through November 30, 2007 remain open to examination.
     There were no significant changes to unrecognized tax benefits including interest and penalties during the second quarter of fiscal 2008, to which the Company does not expect any significant changes during the next twelve months.

6. Balance Sheet Accounts
a. Accounts Receivable

	May 31,	November 30,
	2008	2007
	(in millions)
Billed	$48.8	$41.5
Unbilled	39.4	54.0

Total receivables under long-term contracts	88.2	95.5

Other receivables, net of $0.3 million of allowance for doubtful accounts as of November 30, 2007	4.2	3.7

Accounts receivable	$92.4	$99.2

b. Inventories

	May 31,	November 30,
	2008	2007
	(In millions)
Long-term contracts at average cost	$197.5	$181.7
Progress payments	(126.9)	(117.3)

Total long-term contract inventories	70.6	64.4

Raw materials	0.1	0.1
Work in progress	3.6	3.0
Finished goods	—	—

Total other inventories	3.7	3.1

Inventories	$74.3	$67.5

c. Property, Plant and Equipment, net

	May 31,	November 30,
	2008	2007
	(In millions)
Land	$33.2	$33.2
Buildings and improvements	145.8	144.7
Machinery and equipment	360.8	355.0
Construction-in-progress	7.7	9.3

	547.5	542.2
Less: accumulated depreciation	(411.7)	(402.4)

Property, plant and equipment, net	$135.8	$139.8

d. Other Noncurrent Assets, net

	May 31,	November 30,
	2008	2007
	(In millions)
Receivable from Northrop Grumman Corporation (see Note 8(c))	$41.2	$39.9
Deferred financing costs	14.7	15.6
Other	32.7	35.0

Other noncurrent assets, net	$88.6	$90.5

e. Other Current Liabilities

	May 31,	November 30,
	2008	2007
	(In millions)
Accrued compensation and employee benefits	$43.2	$37.0
Interest payable	5.3	5.0
Legal settlements	5.0	4.7
Deferred revenue	2.1	2.1
Contract loss provisions	1.8	1.3
Pension liability	1.1	1.3
Other	30.8	32.9

Other current liabilities	$89.3	$84.3

f. Other Noncurrent Liabilities

	May 31,	November 30,
	2008	2007
	(In millions)
Legal settlements	$23.1	$25.2
Conditional asset retirement obligations	12.9	13.4
Deferred revenue	12.2	13.2
Deferred compensation	7.8	10.5
Pension liability	14.4	9.8
Uncertain tax positions	3.1	—
Other	1.5	1.7

Other noncurrent liabilities	$75.0	$73.8

g. Accumulated Other Comprehensive Loss, Net of Income Taxes

	May 31,	November 30,
	2008	2007
	(In millions)
Net actuarial losses	$(24.9)	$(27.6)
Prior service costs	(7.0)	(7.9)

Accumulated other comprehensive loss, net of income taxes	$(31.9)	$(35.5)

7. Long-term Debt

	May 31,	November 30,
	2008	2007
	(in millions)
Contingent convertible subordinated notes, bearing interest at 4.00% per annum, interest payments due in January and July, maturing in 2024 (4% Notes)	$125.0	$125.0
Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in 2024 (2 1/4% Debentures)	146.4	146.4

Total convertible subordinated notes	271.4	271.4

Senior subordinated notes, bearing interest at 9.50% per annum, interest payments due in February and August, maturing in 2013 (9 1/2% Notes)	97.5	97.5

Total senior subordinated notes	97.5	97.5

Term loan, bearing interest at various rates (rate of 4.90% as of May 31, 2008), payable in quarterly installments of $0.2 million plus interest, maturing in 2013	69.3	74.6
Promissory note, bearing interest at 5% per annum, payable in annual installments of $0.7 million plus interest, maturing in 2011	2.1	2.8
Promissory note, bearing no interest through maturity in 2009	0.6	—

Total other debt	72.0	77.4

Total debt	440.9	446.3
Less: Amounts due within one year	(2.0)	(1.5)

Total long-term debt	$438.9	$444.8

     The estimated fair value of the Company’s total debt was $396.2 million as of May 31, 2008 compared to a carrying value of $440.9 million. The fair value of the convertible subordinated notes, convertible subordinated debentures, senior subordinated notes, and term loans was determined based on quoted market prices as of May 31, 2008. The fair value of the remaining debt was determined to approximate carrying value.
     The Company’s credit facility (Senior Credit Facility) provides for an $80.0 million revolving credit facility (Revolver) and a $200.0 million credit-linked facility, consisting of a $125.0 million letter of credit subfacility and a $75.0 million term loan subfacility. As of May 31, 2008, the borrowing limit under the Revolver was $80.0 million with all of it available. The Company had $69.3 million outstanding under the term loan subfacility and $74.0 million outstanding letters of credit issued under the $125.0 million letter of credit subfacility at May 31, 2008.
     During the second quarter of fiscal 2008, the Company sold 400 acres of its Rio Del Oro property to Elliott Homes Inc. (Elliott) for a cash price of $10 million, a transaction that resulted from an option granted as part of a 2001 land transaction. Under the terms of the Senior Credit Facility, the Company was required to use 50% of the net sale proceeds, or $5 million, to repay outstanding principal on the term loan subfacilty.

     In March 2008, the Company settled an environmental remediation matter for $1.2 million. Under the terms of the settlement, the Company paid half of the settlement in cash in the second quarter of fiscal 2008 and the remaining amount, secured by a promissory note, is due in one year.
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

	Actual Ratios as of	Required Ratios June 1, 2008	Required Ratios
Financial Covenant	May 31, 2008	Through November 30, 2009	December 1, 2009 and thereafter
Interest coverage ratio	4.88 to 1.00	Not less than: 2.25 to 1.00	Not less than: 2.25 to 1.00
Leverage ratio	3.30 to 1.00	Not greater than: 5.75 to 1.00	Not greater than: 5.50 to 1.00
     The Company was in compliance with its financial covenants as of May 31, 2008.
8. Commitments and Contingencies
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
     In June 2007, Aerojet was sued by seven individual plaintiffs residing in the vicinity of Aerojet’s former facility in Azusa, California. The case is entitled Gatter et al. v. Aerojet-General Corporation, Case No. K050503R, Los Angeles County (CA) Superior Court and was served June 21, 2007. The plaintiffs allege that Aerojet and unnamed defendants contaminated groundwater, which plaintiffs allegedly consumed, causing illness and economic injury. Discovery is ongoing. Trial has been rescheduled and is now set for February 2009.
     In December 2007, Aerojet was named as a defendant in a lawsuit brought by six individuals who allegedly resided in the vicinity of Aerojet’s Sacramento facility. The case is entitled Caldwell, et al. v. Aerojet-General Corporation, Case No. 34-2000-

00884000CU-TT-GDS, Sacramento County (CA) Superior Court and was served April 3, 2008. Plaintiffs allege that Aerojet contaminated groundwater to which plaintiffs were exposed and which caused plaintiffs illness and economic injury. Plaintiffs filed an amended complaint on February 25, 2008, naming additional plaintiffs. The amended complaint brings the total number of individuals on whose behalf suit has been filed to thirteen. Aerojet filed a demurrer to the complaint and is scheduled for hearing on July 24, 2008.
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
     Of the cases that have been filed, the majority have been dismissed or settled on terms favorable to the Company. There are three vinyl chloride cases pending against the Company as of May 31, 2008, all involving employees at VC or PVC facilities owned or operated by others. One of the pending cases is an action seeking class certification and a medical monitoring program for former employees at a PVC facility in New Jersey.
Asbestos Litigation
     The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases have been filed in Madison County, Illinois and San Francisco, California. There were 167 asbestos cases pending as of May 31, 2008.
     Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued for such contingencies.
Snappon SA Wrongful Discharge Claims
     In November 2003, the Company announced the closing of a manufacturing facility in Chartres, France owned by Snappon SA, a subsidiary of the Company, previously involved in the automotive business. In accordance with French law, Snappon SA negotiated with the local works’ council regarding the implementation of a social plan for the employees. Following the implementation of the social plan, approximately 188 of the 249 former Snappon employees sued Snappon SA in the Chartres Labour Court alleging wrongful discharge. The claims were heard in two groups. On April 11, 2006, the Labour Court rejected most of the claims of the first group of 44 former employees and held Snappon SA responsible for €12,000 (approximately $19,000) as damages. After two hearings, the Labour Court rejected the claims filed by the second group of former employees, which group had claimed damages in excess of €12.7 million (approximately $20 million). A total of 175 former employees have appealed these decisions. These appeals are scheduled to be heard in October 2008.
Other Legal Matters
     On August 31, 2004, the Company completed the sale of its GDX business to an affiliate of Cerberus Capital Management, L.P. (Cerberus). In accordance with the divestiture agreement, the Company provided customary indemnification to Cerberus for certain liabilities accruing prior to the closing of the transaction (the Closing). Cerberus notified the Company of a claim by a GDX customer that alleges that certain parts manufactured by GDX prior to the Closing failed to meet customer specifications. The Company has assumed the defense of this matter and continues to investigate the underlying facts to determine what liability, if any, the Company may have for this claim.

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
     As of May 31, 2008, the aggregate range of these anticipated environmental costs was $260.6 million to $470.0 million and the accrued amount was $260.6 million. See Note 8(c) for a summary of the environmental reserve activity for the first half of fiscal 2008. Of these accrued liabilities, approximately 61% relates to the Sacramento, California site and approximately 28% to the Baldwin Park Operable Unit of the San Gabriel Valley, California site. Each of those two sites is discussed below. The balance of the accrued liabilities relates to other sites for which the Company’s obligations are probable and estimable.
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
     Aerojet is involved in various stages of soil and groundwater investigation, remedy selection, design, and remedy construction associated with the operable units. In 2002, the US EPA issued a UAO requiring Aerojet to implement the US EPA-approved remedial action in the Western Groundwater Operable Unit. An identical order was issued by the California Regional Water Quality Control Board, Central Valley (Central Valley RWQCB). Aerojet will submit a final Remedial Investigation/Feasibility Study for the Perimeter Groundwater Operable Unit in 2008 and the US EPA will issue a Record of Decision sometime thereafter. Aerojet will submit a draft Remedial Investigation/Feasibility Study for the Boundary Operable Unit in 2008. The remaining operable units are under various stages of investigation.
     Until March 2008, the entire southern portion of the property known as Rio Del Oro was under state orders issued in the 1990s by the California Department of Toxic Control (DTSC) to investigate and remediate environmental contamination in the soils and the Central Valley RWQCB to investigate and remediate groundwater environmental contamination. On March 14, 2008, the DTSC released all but approximately 400 acres of the Rio Del Oro property from DTSC’s environmental orders regarding soil contamination. Aerojet expects the approximately 400 acres of Rio Del Oro property that remain subject to the DTSC orders to be released once the soil remediation has been completed. The Rio Del Oro property remains subject to the Central Valley RWQCB’s orders to investigate and remediate groundwater environmental contamination emanating offsite from such property. Aerojet leased the Rio Del Oro Property to Douglas Aircraft for rocket assembly and testing from 1957 to 1961 and sold approximately 4,000 acres, including the formerly leased portion, to Douglas Aircraft in 1961. Aerojet reacquired the property in 1984 from McDonnell-Douglas Corporation (MDC), the successor to Douglas Aircraft. As a result, the state orders referenced above were issued to both MDC and

Aerojet. Aerojet and MDC’s parent, Boeing, have entered into an allocation agreement, some of which is subject to reallocation that establishes lead roles and payment obligations. Aerojet and Boeing are actively remediating soil on portions of the property as well as on-site and off-site groundwater contamination. By letter of October 27, 2006, Boeing submitted notice to Aerojet that it was initiating the reallocation arbitration process. The matter has been stayed pending further discussions between the parties.
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

Other Sites
     In August 2007, along with numerous other companies, the Company received from the United States Department of Interior Fish and Wildlife Service (USFWS) a notice of a Natural Resource Damage (NRD) Assessment Plan for the Ottawa River and Northern Maumee Bay. The Company previously manufactured products for the automotive industry at a Toledo, Ohio site, which was adjacent to the Ottawa River. This facility was divested in 1990 and the Company indemnified the buyer for claims and liabilities arising out of certain pre-divestiture environmental matters. A group of Potentially Responsible Parties, including GenCorp, was formed to respond to the NRD assessment and to pursue funding from the Great Lakes Legacy Act for primary restoration. It is not possible to predict the outcome or timing of these types of assessments, which are typically lengthy processes lasting several years, or the amounts of or responsibility for these damages.
     The Company is currently involved in 36 other environmental remediation actions or claims. In many of these matters, the Company is involved with other PRPs. In many instances, the Company’s liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company’s involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company’s experience, interim and final allocations of liability and costs are generally made based on relative contributions of waste or contamination.
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
     A summary of the Company’s environmental reserve activity is shown below:

	November 30,	2008	2008	May 31,
	2007	Additions	Expenditures	2008
	(in millions)
Aerojet	$259.5	$11.5	$(20.3)	$250.7
Other Sites	10.5	0.4	(1.0)	9.9

Environmental Reserve	$270.0	$11.9	$(21.3)	$260.6

     As of May 31, 2008, the Aerojet reserves include $160.1 million for the Sacramento site, $74.0 million for BPOU, and $16.6 million for other Aerojet sites.
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
     In conjunction with the sale of EIS, Aerojet entered into an agreement with Northrop whereby Aerojet is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement. Amounts reimbursed are subject to annual limitations, with excess amounts carried over to subsequent periods, the total of which will not exceed $190 million over the term of the agreement, which ends in 2028. As of May 31, 2008, $127.5 million in potential future reimbursements were available over the remaining life of the agreement. The amount billable to Northrop in excess of the annual limitation is $41.2 million and is included as a component of other noncurrent assets, net in the Unaudited Condensed Consolidated Balance Sheet as of May 31, 2008.
     As part of the acquisition of the Atlantic Research Corporation (ARC) propulsion business, Aerojet entered into an agreement with ARC pursuant to which Aerojet is responsible for up to $20 million of costs (Pre-Close Environmental Costs) associated with environmental issues that arose prior to Aerojet’s acquisition of the ARC propulsion business, of which $7.5 million has been spent through May 31, 2008. Pursuant to a separate agreement with the U.S. government which was entered into prior to the completion of the ARC acquisition, these Pre-Close Environmental Costs are not subject to the 88% limitation under the Global Settlement, and are recovered through the establishment of prices for Aerojet’s products and services sold to the U.S. government.
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
Environmental reserves and recoveries impact to Statement of Operations
     In the first half of fiscal 2008, the increase to the reserve of $11.9 million resulted in a charge to operations of $1.9 million. The expenses and benefits associated with adjustments to the environmental reserves are recorded as a component of other expense, net in the Unaudited Condensed Consolidated Statements of Operations.
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

     The changes in the carrying amount of asset retirement obligations since November 30, 2007 were as follows (in millions):

Balance as of November 30, 2007	$13.4
Adjustments and other, net	(1.0)
Accretion	0.5

Balance as of May 31, 2008	$12.9

9. Redeemable Common Stock
     The Company inadvertently failed to register with the SEC the issuance of certain of its common shares in its defined contribution 401(k) employee benefit plan (the Plan). As a result, certain Plan participants who purchased such securities pursuant to the Plan may have the right to rescind certain of their purchases for an amount equal to the purchase price paid for the securities (or if such security has been sold, to receive damages with respect to any loss incurred on such sale) plus interest from the date of purchase. As of May 31, 2008, the Company has classified 0.8 million shares as redeemable common stock, because the redemption features are not within the control of the Company. The Company may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register. These shares have always been treated as outstanding for financial reporting purposes. The Company intends to make a registered rescission offer to eligible Plan participants in the third quarter of fiscal 2008. The Company also intends to seek an amendment to its credit facility in order to make such rescission offer. During the second quarter of fiscal 2008, the Company recorded a charge of $0.9 million associated with this matter.
10. Arrangements with Off-Balance Sheet Risk
     As of May 31, 2008, obligations required to be disclosed in accordance with FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others consisted of:

•	$74.0 million in outstanding commercial letters of credit expiring within the next twelve months, the majority of which may be renewed, and securing obligations for environmental remediation and insurance coverage.

•	Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to U.S. government agencies for environmental remediation activities.

•	Up to $2.2 million of reimbursements to Granite Construction Company (Granite) if the Company requests Granite to cease mining operations on certain portions of the Sacramento Land.

•	Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of its obligations under its Senior Credit Facility and its 9 1/2% Notes.
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
11. Retirement Benefits
     Pension Benefits — The Company has a defined benefit pension plan covering substantially all salaried and hourly employees. Normal retirement age is 65, but certain plan provisions allow for earlier retirement. Pension benefits are calculated under formulas based on average earnings and length of service for salaried employees and under negotiated non-wage based formulas for hourly employees. The Company also sponsors a non-qualified BRP, which restores benefits that cannot be paid under the GenCorp qualified pension plan due to IRS limitations. The Company recorded a charge of $5.3 million in the second quarter of fiscal 2008 related to the increases in pension benefits primarily for certain officers of the Company associated with the March 2008 Shareholder Agreement (see Note 4).
     Medical and Life Insurance Benefits — The Company provides medical and life insurance benefits (postretirement benefits) to certain eligible retired employees, with varied coverage by employee group. Medical and life benefit obligations are unfunded.
     Defined Contribution 401(k) Benefits — The Company sponsors defined contribution 401(k) plans and participation in these plans is available to all employees. Company contributions to these plans generally are based on a percentage of employee contributions. The Company’s contribution to the plans is invested entirely in the GenCorp Stock Fund, and may be funded with cash or shares of GenCorp common stock. There are no restrictions on participants re-allocating all or a part of their accounts in the GenCorp Stock Fund to other investment choices (see Note 9). The Company also sponsors a non-qualified defined contribution plan designed to enable participants to continue to defer their compensation on a pre-tax basis when such compensation or the participants’ deferrals to tax-qualified plans exceed applicable Internal Revenue Code of 1986 (IRC) limits. Under the BRP Savings Plan, employees who are projected to be impacted by the IRC limits, may, on an annual basis, elect to defer compensation earned in the current year such as salary and certain other incentive compensation (see Note 4).
     SFAS 158 Adoption — Effective November 30, 2007, the Company adopted SFAS 158 which required that the Unaudited Condensed Consolidated Balance Sheets reflect the funded status of the pension and postretirement plans. The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation. The Company has recognized the aggregate of all overfunded plans in prepaid pension assets; and the aggregate of all unfunded plans in either postretirement medical and life benefits, or other current and noncurrent liabilities. At November 30, 2007, previously unrecognized actuarial (gains)/losses and the prior services (credits)/costs were included in accumulated other comprehensive loss in the Unaudited Condensed Consolidated Balance Sheets as required by SFAS 158 (see Note 6(g)). Effective November 30, 2009, the Company will adopt the measurement provision of SFAS 158 which requires measurement of the assets and benefit obligations at the fiscal year end. The Company currently performs this measurement as of August 31 of each fiscal year.
     Components of net periodic benefit (income) expense for continuing operations are as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended
	May 31,	May 31,	May 31,	May 31,
	2008	2007	2008	2007
	(in millions)
Service cost	$4.9	$4.3	$0.1	$0.1
Interest cost on benefit obligation	24.2	24.1	1.3	1.3
Assumed return on plan assets	(31.0)	(30.7)	—	—
Amortization of prior service costs	0.5	0.5	(0.1)	—
Recognized net actuarial (gains) losses	3.8	7.4	(1.7)	(1.7)

Net periodic benefit (income) expense	$2.4	$5.6	$(0.4)	$(0.3)

	Pension Benefits		Postretirement Benefits
	Six months ended
	May 31,	May 31,	May 31,	May 31,
	2008	2007	2008	2007
	(in millions)
Service cost	$9.8	$8.6	$0.2	$0.2
Interest cost on benefit obligation	48.3	48.1	2.6	2.7
Assumed return on plan assets	(61.9)	(61.4)	—	—
Amortization of prior service costs	1.0	1.0	(0.1)	(0.1)
Recognized net actuarial (gains) losses	7.4	14.9	(3.4)	(3.4)

Net periodic benefit (income) expense	$4.6	$11.2	$(0.7)	$(0.6)

12. Discontinued Operations
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
GDX Automotive business
     In November 2003, the Company announced the closing of a GDX manufacturing facility in Chartres, France. The decision resulted primarily from declining sales volumes with French automobile manufacturers. In June 2004, the Company completed the legal process for closing the facility and establishing a social plan. In fiscal 2004, an expense of approximately $14.0 million related to employee social costs was recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. An expense of $1.0 million was recorded during fiscal 2005 primarily related to employee social costs that became estimable in fiscal 2005. The Company has not yet recorded expenses associated with other social benefits due to the uncertainty of these costs which could total up to a pre-tax expense of $2.0 million and may be incurred within the next few years. Please refer to Note 8(a) for a discussion of legal matters associated with the closing of the manufacturing facility in Chartres, France.
     Summarized financial information for discontinued operations is set forth below:

	Three months ended May 31,		Six months ended May 31,
	2008	2007	2008	2007
		(in millions)
Net sales	$—	$—	$—	$—
Income (loss) before income taxes	0.1	(0.7)	(0.3)	30.2
Income tax provision	0.1	—	—	0.3
Net income (loss) from discontinued operations	—	(0.7)	(0.3)	29.9
     As of May 31, 2008 and November 30, 2007, the components of assets and liabilities of discontinued operations in the consolidated balance sheets are as follows:

	May 31,	November 30,
	2008	2007
	(in millions)
Assets of discontinued operations, consisting of other assets	$0.1	$0.1

Accounts payable	$0.4	$0.5
Other liabilities	0.7	0.5

Liabilities of discontinued operations	$1.1	$1.0

13. Operating Segments and Related Disclosures
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
     Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended May 31,		Six months ended May 31,
	2008	2007	2008	2007
Lockheed Martin	26%	35%	25%	36%
Raytheon	26%	30%	28%	26%
     Sales during the three and six months ended May 31, 2008 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled 85% and 86% of net sales, respectively. Sales during the three and six months ended May 31, 2007 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled 91% and 90% of net sales, respectively.
     Selected financial information for each reportable segment is as follows:

	Three months ended May 31,		Six months ended May 31,
	2008	2007	2008	2007
		(in millions)
Net Sales:
Aerospace and Defense	$183.1	$190.7	$357.6	$339.8
Real Estate	11.6	1.6	13.7	3.3

Total Net Sales	$194.7	$192.3	$371.3	$343.1

Segment Performance:
Aerospace and Defense	$23.5	$29.4	$38.4	$43.7
Environmental remediation provision adjustments	(0.7)	(1.5)	(1.4)	(2.7)
Retirement benefit plan expense	(3.9)	(6.0)	(7.7)	(11.9)
Unusual items — unrecoverable portion of settlements and reserves for legal matters	(1.1)	(2.6)	(1.1)	(2.6)

Aerospace and Defense Total	17.8	19.3	28.2	26.5
Real Estate	7.1	0.6	8.4	1.4

Total Segment Performance	$24.9	$19.9	$36.6	$27.9

Reconciliation of segment performance to income from continuing operations before income taxes:
Segment performance	$24.9	$19.9	$36.6	$27.9
Interest expense	(6.8)	(7.0)	(14.1)	(14.2)
Interest income	0.9	1.3	2.3	2.5
Corporate and other	(1.7)	(5.3)	(5.2)	(9.6)
Corporate retirement benefit plan income	1.9	0.7	3.8	1.3
Unusual items — shareholder agreement and related costs	(12.7)	—	(13.8)	—

Income from continuing operations before income taxes	$6.5	$9.6	$9.6	$7.9

14. Condensed Consolidating Financial Information
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
Condensed Consolidating Statements of Operations
(Unaudited)

		Guarantor	Non-guarantor
Three Months Ended May 31, 2008 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$194.7	$—	$—	$194.7
Cost of products sold	—	161.7	—	—	161.7
Selling, general and administrative	(6.1)	5.9	—	—	(0.2)
Depreciation and amortization	0.5	6.1	—	—	6.6
Interest expense	5.4	1.4	—	—	6.8
Other, net	12.2	1.1	—	—	13.3

Income (loss) from continuing operations before income taxes	(12.0)	18.5	—	—	6.5
Income tax (benefit) provision	(3.7)	3.3	—	—	(0.4)

Income (loss) from continuing operations	(8.3)	15.2	—	—	6.9
Income (loss) from discontinued operations	0.1	—	(0.1)	—	—

Income (loss) before equity income of subsidiaries	(8.2)	15.2	(0.1)	—	6.9
Equity earnings of subsidiaries	15.1	—	—	(15.1)	—

Net income (loss)	$6.9	$15.2	$(0.1)	$(15.1)	$6.9

		Guarantor	Non-guarantor
Three Months Ended May 31, 2007 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$192.3	$—	$—	$192.3
Cost of products sold	—	163.3	—	—	163.3
Selling, general and administrative	1.3	2.4	—	—	3.7
Depreciation and amortization	0.5	6.4	—	—	6.9
Interest expense	6.2	0.8	—	—	7.0
Other, net	(1.0)	2.8	—	—	1.8

Income (loss) from continuing operations before income taxes	(7.0)	16.6	—	—	9.6
Income tax (benefit) provision	(11.3)	7.7	—	—	(3.6)

Income from continuing operations	4.3	8.9	—	—	13.2
Loss from discontinued operations	(0.7)	—	—	—	(0.7)

Income before equity income of subsidiaries	3.6	8.9	—	—	12.5
Equity earnings of subsidiaries	8.9	—	—	(8.9)	—

Net income	$12.5	$8.9	$—	$(8.9)	$12.5

		Guarantor	Non-guarantor
Six Months Ended May 31, 2008 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$371.3	$—	$—	$371.3
Cost of products sold	—	320.5	—	—	320.5
Selling, general and administrative	(7.9)	8.8	—	—	0.9
Depreciation and amortization	0.9	12.2	—	—	13.1
Interest expense	11.4	2.7	—	—	14.1
Other, net	12.2	0.9	—	—	13.1

Income (loss) from continuing operations before income taxes	(16.6)	26.2	—	—	9.6
Income tax (benefit) provision	(7.9)	7.3	—	—	(0.6)

Income (loss) from continuing operations	(8.7)	18.9	—	—	10.2
Loss from discontinued operations	(0.2)	—	(0.1)	—	(0.3)

Income (loss) before equity income of subsidiaries	(8.9)	18.9	(0.1)	—	9.9
Equity earnings of subsidiaries	18.8	—	—	(18.8)	—

Net income (loss)	$9.9	$18.9	$(0.1)	$(18.8)	$9.9

		Guarantor	Non-guarantor
Six Months Ended May 31, 2007 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$343.1	$—	$—	$343.1
Cost of products sold	—	298.3	—	—	298.3
Selling, general and administrative	1.9	4.8	—	—	6.7
Depreciation and amortization	1.1	12.3	—	—	13.4
Interest expense	12.7	1.5	—	—	14.2
Other, net	(2.1)	4.7	—	—	2.6

Income (loss) from continuing operations before income taxes	(13.6)	21.5	—	—	7.9
Income tax (benefit) provision	(11.5)	8.3	—	—	(3.2)

Income (loss) from continuing operations	(2.1)	13.2	—	—	11.1
Income from discontinued operations	29.9	—	—	—	29.9

Income before equity income of subsidiaries	27.8	13.2	—	—	41.0
Equity earnings of subsidiaries	13.2	—	—	(13.2)	—

Net income	$41.0	$13.2	$—	$(13.2)	$41.0

Condensed Consolidating Balance Sheets
(Unaudited)

		Guarantor	Non-guarantor
May 31, 2008 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$65.8	$(7.4)	$0.4	$—	$58.8
Accounts receivable	—	92.4	—	—	92.4
Inventories	—	74.3	—	—	74.3
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	45.5	—	—	45.5
Grantor trust	1.5	0.4	—	—	1.9
Prepaid expenses and other	9.7	8.3	—	—	18.0
Income tax receivable	24.7	(16.7)	—	—	8.0
Assets of discontinued operations	—	—	0.1	—	0.1

Total current assets	101.7	196.8	0.5	—	299.0
Property, plant and equipment, net	0.4	135.4	—	—	135.8
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	172.7	—	—	172.7
Prepaid pension asset	104.8	(1.7)	—	—	103.1
Grantor Trust	23.8	9.5	—	—	33.3
Goodwill	—	94.9	—	—	94.9
Intercompany receivable (payable), net	11.7	5.0	(16.7)	—	—
Other noncurrent assets and intangibles, net	290.0	140.4	9.9	(285.1)	155.2

Total assets	$532.4	$753.0	$(6.3)	$(285.1)	$994.0

Short-term borrowings and current portion of long-term debt	$1.4	$0.6	$—	$—	$2.0
Accounts payable	1.4	25.5	—	—	26.9
Reserves for environmental remediation costs	4.9	61.4	—	—	66.3
Other current liabilities, advance payments on contracts, and postretirement medical and life insurance benefits	34.4	101.7	—	—	136.1
Liabilities of discontinued operations	—	—	1.1	—	1.1

Total current liabilities	42.1	189.2	1.1	—	232.4
Long-term debt	438.9	—	—	—	438.9
Reserves for environmental remediation costs	5.0	189.3	—	—	194.3
Other noncurrent liabilities	70.3	82.0	—	—	152.3

Total liabilities	556.3	460.5	1.1	—	1,017.9
Commitments and contingencies (Note 8)
Redeemable common stock (Note 9)	9.5	—	—	—	9.5
Total shareholders’ (deficit) equity	(33.4)	292.5	(7.4)	(285.1)	(33.4)

Total liabilities and shareholders’ equity (deficit)	$532.4	$753.0	$(6.3)	$(285.1)	$994.0

		Guarantor	Non-guarantor
November 30, 2007 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$98.4	$(6.7)	$0.6	$—	$92.3
Accounts receivable	—	99.2	—	—	99.2
Inventories	—	67.5	—	—	67.5
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	46.5	—	—	46.5
Prepaid expenses and other	9.8	7.5	0.1	—	17.4
Assets of discontinued operations	(0.1)	—	0.2	—	0.1

Total current assets	108.1	214.0	0.9	—	323.0
Property, plant and equipment, net	0.5	139.3	—	—	139.8
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	179.0	—	—	179.0
Prepaid pension asset	102.1	(1.1)	—	—	101.0
Goodwill	—	94.9	—	—	94.9
Intercompany receivable (payable), net	24.1	(8.2)	(15.9)	—	—
Other noncurrent assets and intangibles, net	267.9	141.8	9.8	(262.0)	157.5

Total assets	$502.7	$759.7	$(5.2)	$(262.0)	$995.2

Short-term borrowings and current portion of long-term debt	$1.5	$—	$—	$—	$1.5
Accounts payable	0.3	28.6	—	—	28.9
Reserves for environmental remediation costs	5.4	60.7	—	—	66.1
Income taxes (receivable) payable	(5.7)	11.9	—	—	6.2
Other current liabilities, advance payments on contracts, and postretirement medical and life insurance benefits	35.0	107.1	0.1	—	142.2
Liabilities of discontinued operations	—	—	1.0	—	1.0

Total current liabilities	36.5	208.3	1.1	—	245.9
Long-term debt	444.8	—	—	—	444.8
Reserves for environmental remediation costs	5.1	198.8	—	—	203.9
Other noncurrent liabilities	68.3	84.3	—	—	152.6

Total liabilities	554.7	491.4	1.1	—	1,047.2
Commitments and contingencies (Note 8)
Total shareholders’ (deficit) equity	(52.0)	268.3	(6.3)	(262.0)	(52.0)

Total liabilities and shareholders’ equity (deficit)	$502.7	$759.7	$(5.2)	$(262.0)	$995.2

Condensed Consolidating Statements of Cash Flows
(Unaudited)

		Guarantor	Non-guarantor
Six Months Ended May 31, 2008 (in millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(43.2)	$24.2	$(0.9)	$—	$(19.9)
Cash flows from investing activities:
Capital expenditures	—	(7.6)	—	—	(7.6)

Net cash used in investing activities	—	(7.6)	—	—	(7.6)
Cash flows from financing activities:
Net transfers (to) from parent	16.6	(17.3)	0.7	—	—
Repayments on notes payable and long-term debt, net	(6.0)	—	—	—	(6.0)

Net cash provided by (used in) financing activities	10.6	(17.3)	0.7	—	(6.0)

Net decrease in cash and cash equivalents	(32.6)	(0.7)	(0.2)	—	(33.5)
Cash and cash equivalents at beginning of period	98.4	(6.7)	0.6	—	92.3

Cash and cash equivalents at end of period	$65.8	$(7.4)	$0.4	$—	$58.8

		Guarantor	Non-guarantor
Six Months Ended May 31, 2007 (in millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash used in (provided by) operating activities	$(17.6)	$15.8	$(0.5)	$—	$(2.3)
Cash flows from investing activities:
Proceeds from business disposition	29.7	—	—	—	29.7
Other investing activities	19.8	—	—	—	19.8
Capital expenditures	—	(5.7)	—	—	(5.7)

Net cash provided by (used in) investing activities	49.5	(5.7)	—	—	43.8
Cash flows from financing activities:
Net transfers (to) from parent	6.3	(6.8)	0.5	—	—
Repayments on notes payable and long-term debt, net	(20.5)	—	—	—	(20.5)
Other financing activities	0.7	—	—	—	0.7

Net cash (used in) provided by financing activities	(13.5)	(6.8)	0.5	—	(19.8)

Net increase in cash and cash equivalents	18.4	3.3	—	—	21.7
Cash and cash equivalents at beginning of period	70.5	(9.8)	0.5	—	61.2

Cash and cash equivalents at end of period	$88.9	$(6.5)	$0.5	$—	$82.9

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
     Real Estate — includes activities related to the entitlement, sale, and leasing of our excess real estate assets. We own approximately 12,200 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California, east of Sacramento (Sacramento Land). We are currently in the process of seeking zoning changes, removal of environmental restrictions and other governmental approvals on a portion of the Sacramento Land to optimize its value. We have filed applications with and submitted information to governmental and regulatory authorities for approvals necessary to re-zone approximately 6,000 acres of the Sacramento Land. We also own approximately 580 acres in Chino Hills, California. We are currently seeking removal of environmental restrictions. Once completed, we will work to maximize the value of the land.
     On August 31, 2004, we completed the sale of our GDX Automotive (GDX) business. On November 30, 2005, we completed the sale of our Fine Chemicals business. On November 17, 2006, we completed the sale of our Turbo product line. The GDX and Fine Chemicals businesses and the Turbo product line are classified as discontinued operations in these Unaudited Condensed Consolidated Financial Statements and Notes to Unaudited Condensed Consolidated Financial Statements (see Note 12 of the Unaudited Condensed Consolidated Financial Statements).
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The requirements of SFAS 157 are to be applied prospectively, and we anticipate that the primary impact of the standard will be related to the measurement of fair value in recurring impairment test calculations (such as the measurement of recorded goodwill). The FASB approved a one-year deferral of the adoption of the standard as it relates to non-financial assets and liabilities with the issuance in February 2008 of FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157. We do not presently hold any financial assets or liabilities that would require recognition under SFAS 157 other than investments held by our pension plan. With the exception of investments held by our pension plan, this deferral makes SFAS 157 effective for us beginning December 1, 2008. Our evaluation of the impact of this standard is ongoing, and we have not yet determined the impact of the standard on our financial position or results of operations.
     In June 2007, the FASB issued Emerging Issues Task Force (EITF) No. 07-03 (EITF 07-03), Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. We do not expect that the adoption of EITF 07-03 will have a material impact on our financial position or results of operations.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)). Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of the provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS 141(R) will change our accounting treatment for business combinations on a prospective basis beginning December 1, 2009.
     In December 2007, the FASB issued SFAS No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 is effective on a prospective basis beginning December 1, 2009. As of May 31, 2008, we did not have any minority interests. Accordingly, the adoption of SFAS 160 is not expected to impact our consolidated financial statements.
     In May 2008, the FASB issued Staff Position No. Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement (FSP APB 14-1), which is effective for fiscal years beginning after December 15, 2008. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. FSP APB 14-1 also specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We are currently evaluating the effect of FSP APB 14-1, and we have not yet determined the impact of the standard on our financial position or results of operations.
Results of Operations

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2008	2007	Change*	2008	2007	Change*
			(in millions)
Net Sales	$194.7	$192.3	$2.4	$371.3	$343.1	$28.2

*	Primary reason for change. The increase in net sales for the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 was the result of the sale of 400 acres of our Rio Del Oro property to Elliott Homes Inc. (Elliott) for a cash price of $10 million in the second quarter of fiscal 2008 partially offset by the close-out activities of the Titan program in fiscal 2007.
     The increase in sales volume for the first half of fiscal 2008 compared to the first half of fiscal 2007 was the result of the sale of 400 acres of our Sacramento Land and higher sales volume on numerous space and defense programs including Standard Missile, Tube-launched Optically-tracked Wire-guided Missile (TOW), and Orion partially offset by the close-out activities of the Titan program in fiscal 2007. In addition, the first quarter and the first half of fiscal 2008 includes one additional week of net sales of approximately $19 million from Aerojet compared to the comparable periods in fiscal 2007 (see Note 1 of the Unaudited Condensed Consolidated Financial Statements).
     Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended May 31,		Six months ended May 31,
	2008	2007	2008	2007
Lockheed Martin	26%	35%	25%	36%
Raytheon	26%	30%	28%	26%
Cost of Products Sold:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2008	2007	Change*	2008	2007	Change*
		(in millions, except percentage amounts)
Cost of products sold	$161.7	$163.3	$(1.6)	$320.5	$298.3	$22.2
Percentage of net sales	83%	85%		86%	87%

*	Primary reason for change. The costs of products sold as a percentage of net sales improvement in the second quarter and first half of fiscal 2008 compared to second quarter and first half of fiscal 2007 was primarily due to lower retirement benefit plan expense in the current periods and the recognition of a $6.8 million gain on the sale of 400 acres of our Rio Del Oro property in the second quarter of fiscal 2008, partially offset by the favorable performance on the Titan program close-out activities in fiscal 2007. Additionally, the cost of products sold in the first half of fiscal 2008 included favorable contract performance on the Atlas V® program offset by declines in other programs.
Selling, General and Administrative (SG&A):

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2008	2007	Change*	2008	2007	Change*
		(in millions, except percentage amounts)
Selling, General and Administrative	$(0.2)	$3.7	$(3.9)	$0.9	$6.7	$(5.8)
Percentage of net sales	—%	2%		—%	2%

*	Primary reason for change. The decrease in SG&A spending in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 is primarily the result of the following: (i) reversal of previously recognized stock-based compensation in the second quarter of fiscal 2008 due to the lower fair value of the stock appreciation rights as of May 31, 2008; and (ii) increase in retirement benefit plan income as a result of an increase in the discount rate used to determine benefit obligations and a reduction in the impact of amortizing prior year actuarial losses.
     The decrease in SG&A spending in the first half of fiscal 2008 compared to the first half of fiscal 2007 is primarily the result of the following (i) increase in retirement benefit plan income as a result of an increase in the discount rate used to determine benefit obligations; and (ii) lower stock-based compensation and management incentive expenses.
Depreciation and Amortization:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2008	2007	Change*	2008	2007	Change*
		(in millions, except percentage amounts)
Depreciation and amortization	$6.6	$6.9	$(0.3)	$13.1	$13.4	$(0.3)
Percentage of net sales	3%	4%		4%	4%

*	Primary reason for change. Depreciation and amortization expense was essentially unchanged for all periods presented.
Interest Expense:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2008	2007	Change*	2008	2007	Change*
			(in millions)
Interest expense	$6.8	$7.0	$(0.2)	$14.1	$14.2	$(0.1)

*	Primary reason for change. Interest expense was essentially unchanged for all periods presented.
Interest Income:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2008	2007	Change*	2008	2007	Change*
			(in millions)
Interest income	$(0.9)	$(1.3)	$0.4	$(2.3)	$(2.5)	$0.2

*	Primary reason for change. The decrease is primarily due to lower rates on our interest-bearing cash and trust accounts during the first half of fiscal 2008 compared to the first half of fiscal 2007.

Other expense, net:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2008	2007	Change*	2008	2007	Change*
			(in millions)
Other expense, net	$0.4	$0.5	$(0.1)	$0.5	$2.5	$(2.0)

*	Primary reason for change. The decrease is primarily due to lower costs associated with our environmental clean-up and related activities in the first half of fiscal 2008.
Unusual items:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2008	2007	Change*	2008	2007	Change*
			(in millions)
Unusual items	$13.8	$2.6	$11.2	$14.9	$2.6	$12.3

*	Primary reason for change. On March 5, 2008, we entered into a second amended and restated shareholder agreement (Shareholder Agreement) with Steel Partners II L.P. with respect to the election of Directors for the 2008 Annual Meeting and certain other related matters which resulted in a charge of $13.8 million in the first half of fiscal 2008, including the reclassification of $1.1 million of selling, general and administrative expenses incurred in the first quarter of fiscal 2008. The charge was comprised of the following (in millions):

Increases in pension benefits primarily for the Company’s officers	$5.3
Executive severance agreement	4.1
Accelerated vesting of stock appreciation rights	1.1
Accelerated vesting of restricted stock, service based	0.6
Accelerated vesting of restricted stock, performance based	0.7
Professional fees and other	2.0

$13.8

     In the second quarter of fiscal 2008, we also recorded a charge of $1.1 million related to estimated costs associated with legal matters, including $0.9 million associated with the failure to register with the SEC the issuance of shares under our defined contribution 401(k) employee benefit plan.
     In the first half of fiscal 2007, we recorded a charge of $2.6 million related to estimated costs associated with legal matters.
Income Tax Benefit:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2008	2007	Change*	2008	2007	Change*
			(in millions)
Income tax benefit	$(0.4)	$(3.6)	$3.2	$(0.6)	$(3.2)	$2.6

*	Primary reason for change. The income tax benefit for the first half of fiscal 2008 and fiscal 2007 is primarily related to the forecasted federal refund associated with the tax net operating loss eligible for carryback offset by state income tax expense. The difference between book earnings at the statutory rate and the income tax benefit reflected is primarily related to a decrease in the valuation allowance due to the realization of certain deferred tax assets for both fiscal 2008 and fiscal 2007.
     As of May 31, 2008, the liability for uncertain income tax positions was $3.1 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

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
     Summarized financial information for discontinued operations is set forth below:

	Three months ended May 31,		Six months ended May 31,
	2008	2007	2008	2007
	(in millions)
Net sales	$—	$—	$—	$—
Income (loss) before income taxes	0.1	(0.7)	(0.3)	30.2
Income tax provision	0.1	—	—	0.3
Net income (loss) from discontinued operations	—	(0.7)	(0.3)	29.9
Adoption of New Accounting Principles
     As of November 30, 2007, we adopted SFAS No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires that the Unaudited Condensed Consolidated Balance Sheets reflect the funded status of the pension and postretirement plans. The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation. We have recognized the aggregate of all overfunded plans in prepaid pension assets and the aggregate of all unfunded plans in either postretirement medical and life benefits or accrued pension benefits. At November 30, 2007, previously unrecognized actuarial (gains)/losses and the prior services (credits)/costs are included in accumulated other comprehensive loss in the Unaudited Condensed Consolidated Balance Sheets as required by SFAS 158 (see Note 6(g) of the Unaudited Condensed Consolidated Financial Statements). In future periods, the additional actuarial (gains)/losses and prior service (credits)/costs will be recognized in accumulated other comprehensive loss in the period in which they occur.
     On December 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). As of December 1, 2007, we had $3.2 million of unrecognized tax benefits all of which would affect our effective tax rate if recognized. The adoption resulted in a reclassification of certain tax liabilities from current to non-current, a reclassification of certain tax indemnification liabilities from income taxes payable to other current liabilities, and a cumulative effect adjustment benefit of $9.1 million that was recorded directly to our accumulated deficit. We recognize interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties are immaterial at the date of adoption and are included in unrecognized tax benefits. As of May 31, 2008, we had approximately $0.1 million of accrued interest related to uncertain tax positions. The tax years ended November 30, 2004 through November 30, 2007 remain open to examination for U.S. Federal income tax purposes. For our other major taxing jurisdictions, the tax years ended November 30, 2003 through November 30, 2007 remain open to examination.
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
Aerospace and Defense Segment

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2008	2007	Change*	2008	2007	Change*
	(in millions)
Net Sales	$183.1	$190.7	$(7.6)	$357.6	$339.8	$17.8
Segment Performance	17.8	19.3	(1.5)	28.2	26.5	1.7

*	Primary reason for change. The decrease in sale volume for the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 was the result of the close-out activities of the Titan program in fiscal 2007 partially offset by increases in numerous space and defense programs including the Orion and Standard Missile programs.
     Segment performance was income of $17.8 million in the second quarter of fiscal 2008 compared to income of $19.3 million in the second quarter of fiscal 2007. Significant factors impacting segment performance were as follows: (i) favorable performance on the Titan program close-out activities in the second quarter of fiscal 2007; (ii) decreased retirement benefit plan expense in the second quarter of fiscal 2008; and (iii) higher expenses in the second quarter of fiscal 2007 related to legal matters.
     Aerojet reports its fiscal year sales and income under a 52/53 week accounting convention. Fiscal 2008 is a 53 week year with the extra week accounted for in the first half of fiscal 2008, or one more week than as reported in the first half of fiscal 2007. Sales of $357.6 million for the first half of fiscal 2008 increased 5% over $339.8 million in the first half of fiscal 2007, reflecting the additional week of net sales of approximately $19 million and growth in the Standard Missile, Orion, and Tube-launched Optically-tracked Wire-guided Missile (TOW) programs partially offset by the close-out activities of the Titan program in fiscal 2007. The increase in the Standard Missile program was primarily due to deliveries associated with awards received in fiscal 2006 and the award of a new contract in fiscal 2007 to develop and qualify the Throttling Divert Attitude Control Systems for the Standard Missile 3 program. Increased deliveries under the Orion and TOW programs were additional factors driving the increase in net sales.
     Segment performance was income of $28.2 million in the first half of fiscal 2008 compared to income of $26.5 million in the first half of fiscal 2007. The increase in segment performance during the first half of fiscal 2008 as compared to the first half of fiscal 2007 period is primarily the result of: (i) decreased retirement benefit plan expense; (ii) lower costs associated with our environmental clean-up and related activities; (iii) higher expenses in the second quarter of fiscal 2007 related to legal matters; and (iv) higher sales including the additional week of sales; partially offset by the favorable performance on the Titan program close-out activities in the first half of fiscal 2007. Additionally, segment performance in the first half of fiscal 2008 included favorable contract performance on the Atlas V program offset by declines in other programs.
     As of May 31, 2008, our total backlog was approximately $1.0 billion compared with $912 million as of November 30, 2007. Total backlog includes both funded backlog (the amount for which money has been directly authorized by the U.S. Congress, or for which a purchase order has been received from a commercial customer) and unfunded backlog (firm orders for which funding has not been appropriated). Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. Backlog is subject to delivery delays or program cancellations which are beyond our control. Funded backlog was $687 million and $566 million at May 31, 2008 and November 30, 2007, respectively.
Real Estate Segment
     Our actions continued to move us forward on the entitlement process for Rio Del Oro, Glenborough and Easton Place, Westborough, and Hillsborough. The actions covered such items as environmental remediation, land planning, traffic, wetlands, endangered species mitigation, and water supplies.

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2008	2007	Change*	2008	2007	Change*
	(in millions)
Net Sales	$11.6	$1.6	$10.0	$13.7	$3.3	$10.4
Segment Performance	7.1	0.6	6.5	8.4	1.4	7.0

*	Primary reason for change. The increase in sales and segment performance is primarily due to the sale of 400 acres of our Rio Del Oro property to Elliott for $10 million in the second quarter of fiscal 2008 resulting in a gain of $6.8 million.
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
Arrangements with Off-Balance Sheet Risk
     As of May 31, 2008, obligations required to be disclosed in accordance with FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, consisted of:
     — $74.0 million in outstanding commercial letters of credit expiring within the next twelve months, the majority of which may be renewed, and securing obligations for environmental remediation closure and insurance coverage.
     — Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to U.S. government agencies for environmental remediation activities.
     — Up to $2.2 million of reimbursements to Granite Construction Company (Granite) if the Company requests Granite to cease mining operations on certain portions of the Sacramento Land.

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
Liquidity and Capital Resources
Liquidity Requirements
     Short-term liquidity requirements consist primarily of recurring operating expenses; costs associated with legacy business matters, including costs related to our retirement benefit plans; capital expenditures; debt service requirements; and rescission obligations on shares sold under our defined contribution 401(k) employee benefit plan. We expect to meet these requirements through available cash, generation of cash from our Aerospace and Defense segment, and our Senior Credit Facility.
     As of May 31, 2008, long-term liquidity requirements consist primarily of our long-term debt obligations. We expect to meet long-term liquidity requirements through cash provided from operations and, if necessary, with long-term borrowings and other financing alternatives. The availability and terms of any such financing will depend upon market and other conditions at the time.
Net Cash Provided by (Used in) Operating, Investing, and Financing Activities
     Cash and cash equivalents decreased by $33.5 million during the first half of fiscal 2008. The change in cash and cash equivalents is as follows:

	Six Months Ended
	May 31,	May 31,
	2008	2007
	(in millions)
Net Cash Used in Operating Activities	$(19.9)	$(2.3)
Net Cash (Used in) Provided by Investing Activities	(7.6)	43.8
Net Cash Used in Financing Activities	(6.0)	(19.8)

Net (Decrease) Increase in Cash and Cash Equivalents	$(33.5)	$21.7

Net Cash Used In Operating Activities
     Operating activities used cash of $19.9 million in the first half of fiscal 2008 compared to cash usage of $2.3 million in the first half of fiscal 2007. During the second quarter of fiscal 2008, we funded into a trust an amount of $35.2 million, which represents the liabilities associated with the our Benefits Restoration Plan and the amounts that would be payable to officers who are party to executive severance agreements in the event of qualifying terminations of employment after a change of control of the Company (see Note 4 of the Unaudited Condensed Consolidated Financial Statements). Under the terms of the trust agreement, the assets of the trust are available to our general creditors in the event of our bankruptcy or insolvency. The funding of the Grantor Trust was partially offset by (i) improved operating performance and net working capital from the Aerospace and Defense segment and (ii) sale of 400 acres of our Rio Del Oro property for a cash price of $10 million in the second quarter of fiscal 2008.
Net Cash (Used In) Provided by Investing Activities
     During the first half of fiscal 2007, we received $29.7 million from AMPAC in consideration for the cancellation and termination of an unsecured subordinated note receivable from AMPAC, including any interest due thereunder, and AMPAC’s obligation to make an earnings target payment associated with the sale of the Fine Chemicals business.
     Restricted cash decreased by $19.8 million as a result of our repayment of our 5 3/4% Convertible Subordinated Notes (5 3/4% Notes) in April 2007.
     During the first half of fiscal 2008 and fiscal 2007, we invested $7.6 million and $5.7 million, respectively, in capital expenditures. The majority of our capital expenditures directly supports our contract and customer requirements and are primarily made for asset replacement, capacity expansion, development of new projects, and safety and productivity improvements.
Net Cash Used in Financing Activities
     First Half of Fiscal 2008 — During the first half of fiscal 2008, cash of $6.0 million was used for debt principal payments (see table below).
     First Half of Fiscal 2007 — Cash of $19.8 million was used primarily for the retirement of our 5 3/4% Notes with restricted cash in April 2007. The outstanding principal on the 5 3/4% Notes had been cash collateralized during fiscal 2006 in order to prevent the early maturity of the senior credit facility in place at the time.
Borrowing Activity and Senior Credit Facility:
     Our borrowing activity during the first half of fiscal 2008 was as follows:

	November 30,			May 31,
	2007	Additions	(Payments)	2008
	(In millions)
4% Contingent Convertible Subordinated Notes	$125.0	$—	$—	$125.0
2 1/4% Convertible Subordinated Debentures	146.4	—	—	146.4
9 1/2% Senior Subordinated Notes	97.5	—	—	97.5
Term loan	74.6	—	(5.3)	69.3
Promissory notes	2.8	0.6	(0.7)	2.7

Total Debt and Borrowing Activity	$446.3	$0.6	$(6.0)	$440.9

     Our credit facility (Senior Credit Facility) provides for an $80.0 million revolving credit facility (Revolver) and a $200.0 million credit-linked facility, consisting of a $125.0 million letter of credit subfacility and a $75.0 million term loan subfacility. As of May 31, 2008, the borrowing limit under the Revolver was $80.0 million with all of it available. We had $69.3 million outstanding under the term loan subfacility and $74.0 million outstanding letters of credit issued under the letter of credit subfacility at May 31, 2008.
     During the second quarter of fiscal 2008, we sold 400 acres of our Rio Del Oro property to Elliott for a cash price of $10 million. Under the terms of the Senior Credit Facility, we were required to use 50% of the net sale proceeds, or $5 million, to repay outstanding principal on the term loan subfacilty.
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

	Actual Ratios as of	Required Ratios March 1, 2008	Required Ratios
Financial Covenant	May 31, 2008	Through November 30, 2009	December 1, 2009 and thereafter
Interest coverage ratio	4.88 to 1.00	Not less than: 2.25 to 1.00	Not less than: 2.25 to 1.00
Leverage ratio	3.30 to 1.00	Not greater than: 5.75 to 1.00	Not greater than: 5.50 to 1.00
     We were in compliance with our financial covenants as of May 31, 2008.

Outlook
     As disclosed in Notes 8(a) and 8(b) of the Notes to Unaudited Condensed Consolidated Financial Statements, we have exposure for certain legal and environmental matters. We believe that it is currently not possible to estimate the impact, if any, that the ultimate resolution of certain of these matters will have on our financial position, results of operations, or cash flows.
     We believe that our existing cash and cash equivalents and credit facilities provide sufficient funds to meet our operating plan for the next twelve months and the registered rescission offer discussed below. The operating plan for this period provides for full operation of our businesses, and interest and projected principal payments on our debt.
     We inadvertently failed to register with the SEC the issuance of shares under our defined contribution 401(k) employee benefit plan (the Plan). As a result, certain purchasers of securities pursuant to the Plan may have the right to rescind their purchases for an amount equal to the purchase price paid for the securities (or if such security has been disposed of, to receive damages with respect to any loss on such disposition) plus interest from the date of purchase. We intend to make a registered rescission offer to eligible plan participants in the third quarter of fiscal 2008 which could result in the purchase of approximately 0.8 million shares of common stock (see Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements). We currently estimate the cash cost of the rescission will be in the range of $8 million to $14 million. We also intend to seek an amendment to our Senior Credit Facility in order to make such rescission offer. There can be no assurance that we will be able to obtain the consent of lenders under our Senior Credit Facility or that, as a condition to consent, the lenders will not require that the terms of the Senior Credit Facility be amended in a manner that is unfavorable to us, including a possible increase in interest and fees.
     We may access capital markets to raise debt or equity financing for various business reasons, including required debt payments and acquisitions or partnerships that make both strategic and economic sense. The timing, terms, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing.
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
Forward-Looking Statements
     Certain information contained in this report should be considered “forward-looking statements” as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words “believe,” “estimate,” “anticipate,” “project” and “expect,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation and anticipated costs of capital. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Some important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in the section “Risk Factors” in Item 1A of our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2007 include, but are not limited to, the following:
•	effects of changes in management and board membership on the Company’s operations and/or business strategy;

•	cancellation or material modification of one or more significant contracts;

•	future reductions or changes in U.S. government spending;

•	failure to comply with regulations applicable to contracts with the U.S. government;

•	significant competition and the Company’s inability to adapt to rapid technological changes;

•	product failures, schedule delays or other problems with existing or new products and systems or cost-overruns on the Company’s fixed-price contracts;

•	the possibility that environmental and other government regulations that impact the Company become more stringent or subject the Company to material liability in excess of its established reserves;

•	requirements to provide guarantees and/or letters of credit to financially assure the Company’s environmental obligations;

•	environmental claims related to the Company’s current and former businesses and operations;

•	the release or explosion of dangerous materials used in the Company’s businesses;

•	reduction in airbag propellant sales volume;

•	disruptions in the supply of key raw materials and difficulties in the supplier qualification process, as well as raw materials price increases;

•	changes in economic and other conditions in the Sacramento metropolitan area, California real estate market or changes in interest rates affecting real estate values in that market;

•	the Company’s limited experience in real estate activities and the ability to execute its real estate business plan, including the Company’s ability to obtain or caused to be obtained, the necessary final governmental zoning, land use and environmental approvals and building permits;

•	the Company’s property being subject to federal, state and local regulations and restrictions that may impose significant limitations on the Company’s plans, with much of the Company’s property being raw land located in areas that include the natural habitats of various endangered or protected wildlife species;

•	the cost of servicing the Company’s debt and compliance with financial and other covenants;

•	the results of significant litigation;

•	costs and time commitment related to acquisition activities;

•	additional costs related to the Company’s divestitures;

•	a strike or other work stoppage or the Company’s inability to renew collective bargaining agreements on favorable terms;

•	the loss of key employees and shortage of available skilled employees to achieve anticipated growth;

•	fluctuations in sales levels causing the Company’s quarterly operating results to fluctuate;

•	occurrence of liabilities that are inadequately covered by indemnity or insurance;

•	changes in the Company’s contract-related accounting estimates;

•	new accounting standards that could result in changes to our methods of quantifying and recording accounting transactions;

•	effects of changes in discount rates and returns on plan assets of defined benefit pension plans;

•	failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act;

•	the Company’s plans to effect a rescission offer relating to its 401(k) employee benefit plan; and

•	those risks detailed from time to time in the Company’s reports filed with the SEC.
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
     As of May 31, 2008, our debt totaled $440.9 million: $371.6 million, or 84% was at an average fixed rate of 4.75%; and $69.3 million or 16% was at a variable rate of 4.90%.
     The estimated fair value of our total debt was $396.2 million as of May 31, 2008 compared to a carrying value of $440.9 million. The fair value of the term loan, convertible subordinated notes, senior subordinated notes, and convertible subordinated debentures was determined based on quoted market prices as of May 31, 2008. The fair value of the remaining debt was determined to approximate carrying value.

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
     Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended May 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
     Except as disclosed in Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements, which is incorporated herein by reference, there have been no significant developments in the pending legal proceedings as previously reported in Part 1 Item 3, Legal Proceedings in our Annual Report on Form 10-K for the fiscal year ended November 30, 2007.
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
     Legal and administrative fees for the vinyl chloride cases for the first half of fiscal 2008 were $0.1 million. Legal and administrative fees for the vinyl chloride cases for fiscal 2007 and fiscal 2006 were $0.3 million and $0.4 million, respectively.
     Asbestos Cases. The following table sets forth information related to our historical product liability costs associated with our asbestos litigation cases.

	Six Months	Year	Year
	Ended	Ended,	Ended
	May 31,	Nov. 30,	Nov. 30,
	2008	2007	2006
	(dollars in thousands)
Claims filed	23 *	57 **	62
Claims dismissed	13	43	55
Claims settled	3	8	5
Claims pending	167	160	154
Aggregate settlement costs	$226	$72	$67
Average settlement costs	$75	$9	$14

*	This number is net of one case tendered to a third party under a contractual indemnity obligation.

**	This number is net of two cases tendered to a third party under a contractual indemnity obligation.
     Legal and administrative fees for the asbestos cases for the first half of fiscal 2008 were $0.3 million. Legal and administrative fees for the asbestos cases for fiscal years 2007 and 2006 were $0.9 million and $0.5 million, respectively.

Item 1A. Risk Factors.
     Except as disclosed below and in Item 1A of our Quarterly Report to the SEC on Form 10-Q for the first quarter of fiscal 2008, there have been no material changes from our risk factors as previously reported in our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2007.
We have recently experienced a significant change in the composition of our Board of Directors and the resignation of our former Chief Executive Officer. Failure of any new management and Board members to integrate themselves into, and effectively manage, our business, including any new strategies they may adopt, could result in material harm to the Company.
     On March 5, 2008, Terry L. Hall resigned as a Director and as our Chief Executive Officer and President and our Board appointed three new Directors. The Board appointed J. Scott Neish, Vice President and President of Aerojet-General Corporation, to serve as our interim Chief Executive Officer and President, pending the results of a search to identify qualified candidates to fill this position on a permanent basis. On May 15, 2008, Timothy A. Wicks, Chairman of the Board, Todd R. Snyder and Sheila E. Widnall resigned as Directors of the Company. On May 16, 2008, our Board of Directors appointed James H. Perry as a new Director. As a result of these changes in our Board, two of our Directors have been on the Board since March of 2006, and the remaining four Directors have been elected or appointed to the Board on or after March 5, 2008.
     Some of our new Directors do not have previous experience with us and we cannot assure they will fully integrate themselves into our business or that they will effectively manage our business affairs. The failure of our Directors or any new members of management to perform effectively or the loss of any of the Directors or members of management could have a significant negative impact on our business, financial condition and results of operations. In addition, our Board and management may institute strategies that differ from those we are applying currently. If any new strategies are adopted, it may take management a significant amount of time to fully implement such new strategies. If any new strategies are unsuccessful or if we are unable to execute them, there could be a significant negative impact on our business, financial condition, and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     We sponsor a defined contribution 401(k) employee benefit plan (the Plan) and participation in the Plan is available to all employees. Company contributions to the Plan are based on a percentage of employee contributions. The Company’s contributions to the Plan are invested entirely in the GenCorp Stock Fund, and in accordance with the terms of the Plan, may be funded with cash or shares of GenCorp common stock. Since 2003, the Company’s contributions to the Plan have been funded entirely by shares of GenCorp common stock issued by the Company. There are no restrictions on participants reallocating all or a part of their accounts in the GenCorp Stock Fund to other investment choices.
     Other GenCorp common stock held in the GenCorp Stock Fund (i.e. by virtue of employee contributions into the stock fund or by transfers from other of the Plan’s investment funds into the GenCorp Stock Fund) is purchased by the Plan trustee who accumulates the Plan contributions that are directed to the GenCorp Stock Fund and purchases for the GenCorp Stock Fund shares of GenCorp common stock in open market transactions. Nevertheless, because the Company sponsors the Plan, the Company may have been required to register certain transactions in the Plan related to shares of GenCorp common stock. We discovered that we may be deemed to have been required to file a Form S-8 several years ago to register additional share transactions in the Plan. Consequently, over the last twelve months, we may have inadvertently failed to register transactions in the Plan relating to approximately 0.8 million shares.
     In June 2008, we filed a registration statement on Form S-8 to register future transactions in the GenCorp Stock Fund in the Plan.
     The failure to file the registration statements noted above was inadvertent, and we have always treated the shares issued under the GenCorp Stock Fund under the Plan as outstanding for financial reporting purposes. Consequently, these unregistered transactions do not represent any additional dilution. We believe that we have always provided the employee-participants in this Plan with the same information they would have received had the registration statements been filed. Nonetheless, we may be subject to civil and other penalties by regulatory authorities as a result of the failure to register.
     As a result, certain Plan participants who purchased such securities pursuant to the Plan may have the right to rescind certain of their purchases for an amount equal to the purchase price paid for the securities (or if such security has been sold, to receive damages with respect to any loss incurred on such sale) plus interest from the date of purchase. We intend to make a registered rescission offer to eligible plan participants in the third quarter of fiscal 2008 (see Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements). The outstanding shares subject to potential rescission rights (representing approximately 0.8 million shares outstanding as of May 31, 2008) are reflected as redeemable common stock on our Unaudited Condensed Consolidated Financial Statements.

Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     At our Annual Meeting of Shareholders on March 26, 2008, holders of GenCorp Common Stock elected James R. Henderson; Warren G. Lichtenstein; David A. Lorber; Todd R. Snyder; Martin Turchin; Timothy A. Wicks; Sheila E. Widnall; and Robert C. Woods as directors to serve one-year terms expiring in 2009. Shareholders also ratified the Audit Committee’s appointment of PricewaterhouseCoopers LLP as our independent auditors for 2008.
     Following is the final result of the votes cast:
     A) Election of Directors:

Nominee	For	Withheld	Abstain
James R. Henderson	32,920,484	13,254,857	—
Warren G. Lichtenstein	32,926,856	13,248,484	—
David A. Lorber	40,146,788	6,028,553	—
Todd R. Snyder	40,243,741	5,931,599	—
Martin Turchin	40,306,735	5,868,606	—
Timothy A. Wicks	40,246,161	5,929,179	—
Shelia E. Widnall	40,124,783	6,050,557	—
Robert C. Woods	40,246,311	5,929,030	—
     B) Ratification of the Audit Committee’s appointment of PricewaterhouseCoopers LLP as independent auditors:

For	Against	Abstain
40,591,240	184,455	5,399,645
Item 5. Other Information
     None.
Item 6. Exhibits

No.	Description
10.1	Second Amended and Restated Shareholder Agreement dated as of March 5, 2008, by and between GenCorp Inc. and Steel Partners II L.P.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a —14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith. All other exhibits have been previously filed.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GenCorp Inc.
Date: July 2, 2008	By:	/s/ J. Scott Neish
J. Scott Neish
Interim President and Interim Chief Executive Officer (Principal Executive Officer)

Date: July 2, 2008	By:	/s/ Yasmin R. Seyal
Yasmin R. Seyal
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 2, 2008	By:	/s/ R. Leon Blackburn
R. Leon Blackburn
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.