Form 10-Q
period 2008-08-31
GENCORP INC
filed 2008-09-26
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: August 31, 2008
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
(Mailing Address)
Registrant’s telephone number, including area code (916) 355-4000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of September 24, 2008, there were 57.6 million outstanding shares of our Common Stock, $0.10 par value.

GenCorp Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended August 31, 2008

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
GenCorp Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended August 31,		Nine months ended August 31,
	2008	2007	2008	2007
	(in millions, except per share amounts)
Net Sales	$172.5	$198.5	$543.8	$541.6
Costs and Expenses
Cost of sales	153.2	175.4	473.7	473.7
Selling, general and administrative	1.0	4.7	1.9	11.4
Depreciation and amortization	6.7	7.2	19.8	20.6
Interest expense	6.8	7.4	20.9	21.6
Interest income	(1.0)	(1.1)	(3.3)	(3.6)
Other expense (income), net	6.7	(3.4)	7.2	(0.9)
Unusual items:
Shareholder agreement and related costs	—	—	13.8	—
Customer reimbursements of tax recoveries	—	2.3	—	2.3
Replacement of senior credit facility	—	0.6	—	0.6
Unrecoverable portion of legal matters	1.0	1.8	2.1	4.4

Income (loss) from continuing operations before income taxes	(1.9)	3.6	7.7	11.5
Income tax provision (benefit)	1.0	(12.4)	0.4	(15.6)

Income (loss) from continuing operations	(2.9)	16.0	7.3	27.1
Income (loss) from discontinued operations, net of income taxes	0.2	(0.4)	(0.1)	29.5

Net income (loss)	$(2.7)	$15.6	$7.2	$56.6

Income (Loss) Per Share of Common Stock
Basic
Income (loss) per share from continuing operations	$(0.05)	$0.29	$0.13	$0.48
Income (loss) per share from discontinued operations, net of income taxes	—	(0.01)	—	0.53

Net income (loss) per share	$(0.05)	$0.28	$0.13	$1.01

Diluted
Income (loss) per share from continuing operations	$(0.05)	$0.27	$0.13	$0.48
Income (loss) per share from discontinued operations, net of income taxes	—	(0.01)	—	0.46

Net income (loss) per share	$(0.05)	$0.26	$0.13	$0.94

Weighted average shares of common stock outstanding	57.4	56.3	57.1	56.1

Weighted average shares of common stock outstanding, assuming dilution	57.4	64.7	57.1	64.5

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	August 31,	November 30,
	2008	2007
	(in millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$57.7	$92.3
Accounts receivable, net	106.3	99.2
Inventories	70.9	67.5
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	45.5	46.5
Grantor trust	1.9	—
Prepaid expenses and other	20.1	17.4
Income tax receivable	7.5	—
Assets of discontinued operations	0.1	0.1

Total Current Assets	310.0	323.0
Noncurrent Assets
Property, plant and equipment, net	135.6	139.8
Real estate held for entitlement and leasing	47.9	45.3
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	174.5	179.0
Prepaid pension asset	105.3	101.0
Grantor trust	33.1	—
Goodwill	94.9	94.9
Intangible assets, net	20.5	21.7
Other noncurrent assets, net	92.2	90.5

Total Noncurrent Assets	704.0	672.2

Total Assets	$1,014.0	$995.2

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings and current portion of long-term debt	$2.0	$1.5
Accounts payable	31.3	28.9
Reserves for environmental remediation costs	69.9	66.1
Income taxes payable	—	6.2
Postretirement medical and life insurance benefits	8.8	8.8
Advance payments on contracts	47.4	49.1
Other current liabilities	84.1	84.3
Liabilities of discontinued operations	1.0	1.0

Total Current Liabilities	244.5	245.9
Noncurrent Liabilities
Convertible subordinated notes	271.4	271.4
Senior subordinated notes	97.5	97.5
Other long-term debt	69.8	75.9
Deferred income taxes	0.9	0.3
Reserves for environmental remediation costs	197.5	203.9
Postretirement medical and life insurance benefits	76.3	78.5
Other noncurrent liabilities	78.1	73.8

Total Noncurrent Liabilities	791.5	801.3

Total Liabilities	1,036.0	1,047.2
Commitments and Contingencies (Note 8)
Redeemable common stock, par value of $0.10; 0.9 million shares issued and outstanding as of August 31, 2008 (Note 9)	8.9	—
Shareholders’ Deficit
Preference stock, par value of $1.00; 15 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150 million shares authorized; 56.6 million shares issued and outstanding as of August 31, 2008; 56.8 million shares issued, 56.6 million shares outstanding as of November 30, 2007	5.7	5.7
Other capital	204.0	205.2
Accumulated deficit	(211.1)	(227.4)
Accumulated other comprehensive loss, net of income taxes	(29.5)	(35.5)

Total Shareholders’ Deficit	(30.9)	(52.0)

Total Liabilities and Shareholders’ Deficit	$1,014.0	$995.2

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Statement of Shareholders’ Deficit
(Unaudited)

						Accumulated
						Other	Total
	Comprehensive	Common Stock		Other	Accumulated	Comprehensive	Shareholders’
	Income	Shares	Amount	Capital	Deficit	Loss	Deficit
	(in millions, except share and per share amounts)
November 30, 2007		56,586,720	$5.7	$205.2	$(227.4)	$(35.5)	$(52.0)
Net income	$7.2	—	—	—	7.2	—	7.2
Recognized net actuarial losses	4.6	—	—	—	—	4.6	4.6
Amortization of prior service costs	1.4	—	—	—	—	1.4	1.4
Cumulative effect to adjustment related to the adoption of FIN 48	—	—	—	—	9.1	—	9.1
Reclassification to redeemable common stock	—	(857,680)	(0.1)	(8.8)	—	—	(8.9)
Stock-based compensation	—	—	—	1.6	—	—	1.6
Shares issued under stock option and stock incentive plans	—	919,613	0.1	6.0	—	—	6.1

August 31, 2008	$13.2	56,648,653	$5.7	$204.0	$(211.1)	$(29.5)	$(30.9)

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	August 31,	August 31,
	2008	2007
	(in millions)
Operating Activities
Net income	$7.2	$56.6
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss (income) from discontinued operations	0.1	(29.5)
Depreciation and amortization	19.8	20.6
Stock-based compensation	1.2	0.8
Savings plan expense, net	6.1	6.6
Loss on repayment of debt	—	0.6
Changes in assets and liabilities:
Accounts receivable, net	(7.1)	(39.8)
Inventories	(3.4)	6.6
Grantor trust	(35.0)	—
Prepaid expenses and other	(2.4)	(2.8)
Income tax receivable	(7.3)	—
Real estate held for entitlement and leasing	(6.5)	(5.7)
Other noncurrent assets	13.7	(24.3)
Accounts payable	2.4	(12.3)
Income taxes payable	3.5	(7.2)
Postretirement medical and life insurance benefits	(7.4)	(7.0)
Advance payments on contracts	(1.7)	4.4
Other current liabilities	4.9	3.5
Deferred income taxes	0.6	—
Other noncurrent liabilities	(4.0)	32.9

Net cash (used in) provided by continuing operations	(15.3)	4.0
Net cash used in discontinued operations	(0.5)	(1.8)

Net Cash (Used in) Provided by Operating Activities	(15.8)	2.2
Investing Activities
Capital expenditures	(12.6)	(10.8)
Proceeds from discontinued operations	—	29.7
Decrease in restricted cash	—	19.8

Net Cash (Used in) Provided by Investing Activities	(12.6)	38.7
Financing Activities
Proceeds from the issuance of debt	—	75.0
Debt repayments	(6.2)	(93.7)
Debt issuance costs	—	(1.9)
Tax benefit on stock-based compensation	—	0.3
Proceeds from shares issued under stock option and equity incentive plans	—	0.4

Net Cash Used in Financing Activities	(6.2)	(19.9)

Net (Decrease) Increase in Cash and Cash Equivalents	(34.6)	21.0
Cash and Cash Equivalents at Beginning of Period	92.3	61.2

Cash and Cash Equivalents at End of Period	$57.7	$82.2

Supplemental Disclosures of Cash Flow Information
Financing of an environmental remediation settlement with a promissory note	$0.6	$—
Capital expenditure purchased with a promissory note	—	2.8
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
     Real Estate — includes activities related to the entitlement, sale, and leasing of the Company’s excess real estate assets. The Company owns approximately 12,200 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California east of Sacramento (Sacramento Land). The Company is currently in the process of seeking zoning changes and other governmental approvals on a portion of the Sacramento Land to optimize its value. The Company has filed applications with, and submitted information to, governmental and regulatory authorities for approvals necessary to re-zone approximately 6,000 acres of the Sacramento Land. The Company also owns approximately 580 acres in Chino Hills, California. The Company is currently seeking removal of environmental restrictions on the Chino Hills property to optimize the value of such land.
     On August 31, 2004, the Company completed the sale of its GDX Automotive (GDX) business. On November 30, 2005, the Company completed the sale of its Fine Chemicals business. On November 17, 2006, the Company completed the sale of its Turbo product line. The GDX and Fine Chemicals businesses and the Turbo product line are classified as discontinued operations in these Unaudited Condensed Consolidated Financial Statements (see Note 12).
     A detailed description of the Company’s significant accounting policies can be found in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended November 30, 2007.
     The Company classifies activities related to the entitlement, sale, and leasing of its excess real estate assets as operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows.
     During the third quarter of fiscal 2008, the Company announced that it would be reducing the workforce by approximately 100 employees. Accordingly, during the third quarter of fiscal 2008, the Company recorded a liability of $1.5 million, which is fully recoverable under government contracts, in accordance with Statement of Financial Accounting Standards (SFAS) 112, Employer’s Accounting for Postemployment Benefits.
     In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157), to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. The requirements of SFAS 157 are to be applied prospectively, and the Company anticipates that the primary impact of the standard will be related to the measurement of fair value in recurring impairment test calculations (such as the measurement of recorded goodwill). The FASB approved a one-year deferral of the adoption of the standard as it relates to non-financial assets and liabilities with the issuance in February 2008 of FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157. The Company does not presently hold any financial assets or liabilities that would require recognition under SFAS 157 other than investments held by the Company’s pension plan. With the exception of investments held by the Company’s pension plan, this deferral makes SFAS 157 effective for the Company beginning December 1, 2008. The Company does not expect that the adoption of SFAS 157 will have a material impact on its financial position or results of operations.
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
     On December 1, 2007, the Company adopted SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. At the date of adoption, the Company did not elect to use the fair value option for any of its outstanding financial assets or liabilities. Accordingly, the adoption of SFAS 159 did not have an impact on the Company’s financial position or results of operations.
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
     In December 2007, the FASB issued SFAS No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 is effective for the Company on a prospective basis beginning December 1, 2009. As of August 31, 2008, the Company did not have any minority interests. Accordingly, the adoption of SFAS 160 is not expected to impact the Company’s consolidated financial statements.
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

2. Income (Loss) Per Share of Common Stock
     A reconciliation of the numerator and denominator used to calculate basic and diluted income (loss) per share of common stock (EPS) is presented in the following table:

	Three months ended August 31,		Nine months ended August 31,
	2008	2007	2008	2007
	(in millions, except per share amounts; shares in thousands)
Numerator:
Income (loss) from continuing operations	$(2.9)	$16.0	$7.3	$27.1
Income (loss) from discontinued operations, net of income taxes	0.2	(0.4)	(0.1)	29.5

Net income (loss) for basic earnings per share	(2.7)	15.6	7.2	56.6
Interest on contingent convertible subordinated notes	—	1.3	—	3.8

Net income (loss) available to common shareholders, as adjusted for diluted earnings per share	$(2.7)	$16.9	$7.2	$60.4

Denominator:
Basic weighted average shares	57,370	56,304	57,057	56,120
Effect of:
Contingent convertible subordinated notes	—	8,101	—	8,101
Employee stock options	—	166	38	207
Restricted stock awards	—	85	—	93

Diluted weighted average shares	57,370	64,656	57,095	64,521

Basic EPS:
Income (loss) per share from continuing operations	$(0.05)	$0.29	$0.13	$0.48
Income (loss) per share from discontinued operations, net of income taxes	—	(0.01)	—	0.53

Net income (loss) per share	$(0.05)	$0.28	$0.13	$1.01

Diluted EPS:
Income (loss) per share from continuing operations	$(0.05)	$0.27	$0.13	$0.48
Income (loss) per share from discontinued operations, net of income taxes	—	(0.01)	—	0.46

Net income (loss) per share	$(0.05)	$0.26	$0.13	$0.94

     During the third quarter and first nine months of fiscal 2008 and 2007, the dilutive impact of the Company’s 2 1/4% Convertible Subordinated Debentures were not included in the computation of diluted income per share because the market price of the common stock did not exceed the conversion price and only the conversion premium for these debentures is settled in common shares. Additionally, the 5 3/4% Convertible Subordinated Notes (5 3/4% Notes) were not included in the computation of diluted income per share in the first nine months of fiscal 2007 because the effect would be antidilutive. In April 2007, the Company retired the outstanding principal of the 5 3/4% Notes. Also, during the third quarter and the first nine months of fiscal 2008, the dilutive impact of the Company’s 4% Contingent Convertible Subordinated Notes were not included in the computation of diluted income per share because the effect would be antidilutive.
3. Stock-Based Compensation
     Total stock-based compensation by type of award for the third quarter and first nine months of fiscal 2008 and 2007 was as follows:

	Three months ended August 31,		Nine months ended August 31,
	2008	2007	2008	2007
		(in millions, except per share amounts)
Stock appreciation rights	$(0.2)	$(0.2)	$(0.4)	$0.2
Restricted stock, service based	—	0.1	0.7	0.2
Restricted stock, performance based	—	0.2	0.9	0.4

Total stock-based compensation (benefit) expense	$(0.2)	$0.1	$1.2	$0.8

4. Unusual Items and Grantor Trust Funding
     On March 5, 2008, the Company entered into a second amended and restated shareholder agreement (Shareholder Agreement) with Steel Partners II L.P. with respect to the election of Directors for the 2008 Annual Meeting and certain other related matters which resulted in a charge of $13.8 million in the first nine months of fiscal 2008. The charge was comprised of the following (in millions):

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
     In the first nine months of fiscal 2008, the Company recorded a charge of $2.1 million related to the estimated unrecoverable costs of legal matters, including $0.9 million associated with the failure to register with the SEC the issuance of certain of its common shares under its defined contribution 401(k) employee benefit plan and $1.2 million related to a legal settlement and other legal matters (See Note 8(a)).
     In the first nine months of fiscal 2007, the Company recorded a charge of $4.4 million related to estimated unrecoverable costs associated with other legal matters. In the third quarter of fiscal 2007, the Company recorded an income tax benefit of $13.4 million related to Federal and State income tax settlements. The portion of the refunds that will be repaid to the Company’s defense customers is reflected as an unusual expense item of $2.3 million ($1.5 million after tax). Accordingly, after repayment to the Company’s defense customers, the net benefit to the Company is $11.9 million. In the third quarter of fiscal 2007, the Company incurred a charge of $0.6 million associated with the replacement of the senior credit facility in place at the time.
5.  Income Taxes
     On December 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). As of December 1, 2007, the Company had $3.2 million of unrecognized tax benefits, $3.0 million of which would impact its effective tax rate, if recognized. The adoption resulted in a reclassification of certain tax liabilities from current to non-current, a reclassification of certain tax indemnification liabilities from income taxes payable to other current liabilities, and a cumulative effect adjustment benefit of $9.1 million that was recorded directly to the Company’s accumulated deficit. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties were immaterial at the date of adoption. As of August 31, 2008, the Company had approximately $0.1 million of accrued interest related to uncertain tax positions. The tax years ended November 30, 2005 through November 30, 2007 remain open to examination for U.S. Federal income tax purposes. For the Company’s other major taxing jurisdictions, the tax years ended November 30, 2003 through November 30, 2007 remain open to examination.
     There were no significant changes to unrecognized tax benefits including interest and penalties during the third quarter of fiscal 2008, and the Company does not expect any significant changes during the next twelve months.

6.  Balance Sheet Accounts
  a. Accounts Receivable, net

	August 31,	November 30,
	2008	2007
	(in millions)
Billed	$52.2	$41.5
Unbilled	52.2	54.0

Total receivables under long-term contracts	104.4	95.5

Other receivables, net of $0.3 million of allowance for doubtful accounts as of November 30, 2007	1.9	3.7

Accounts receivable	$106.3	$99.2

  b. Inventories

	August 31,	November 30,
	2008	2007
	(in millions)
Long-term contracts at average cost	$214.3	$181.7
Progress payments	(147.9)	(117.3)

Total long-term contract inventories	66.4	64.4

Raw materials	0.2	0.1
Work in progress	3.2	3.0
Finished goods	1.1	—

Total other inventories	4.5	3.1

Inventories	$70.9	$67.5

  c. Property, Plant and Equipment, net

	August 31,	November 30,
	2008	2007
	(in millions)
Land	$33.2	$33.2
Buildings and improvements	146.3	144.7
Machinery and equipment	362.2	355.0
Construction-in-progress	11.2	9.3

	552.9	542.2
Less: accumulated depreciation	(417.3)	(402.4)

Property, plant and equipment, net	$135.6	$139.8

  d. Other Noncurrent Assets, net

	August 31,	November 30,
	2008	2007
	(in millions)
Receivable from Northrop Grumman Corporation (see Note 8(c))	$42.8	$39.9
Deferred financing costs	14.2	15.6
Other	35.2	35.0

Other noncurrent assets, net	$92.2	$90.5

  e. Other Current Liabilities

	August 31,	November 30,
	2008	2007
	(in millions)
Accrued compensation and employee benefits	$41.2	$37.0
Interest payable	2.7	5.0
Legal settlements	6.4	4.7
Deferred revenue	2.1	2.1
Contract loss provisions	2.1	1.3
Pension liability	1.1	1.3
Other	28.5	32.9

Other current liabilities	$84.1	$84.3

  f. Other Noncurrent Liabilities

	August 31,	November 30,
	2008	2007
	(in millions)
Legal settlements	$26.1	$25.2
Conditional asset retirement obligations	13.5	13.4
Deferred revenue	11.7	13.2
Deferred compensation	7.5	10.5
Pension liability	14.5	9.8
Uncertain tax positions	3.1	—
Other	1.7	1.7

Other noncurrent liabilities	$78.1	$73.8

  g. Accumulated Other Comprehensive Loss, Net of Income Taxes

	August 31,	November 30,
	2008	2007
	(in millions)
Net actuarial losses	$(23.0)	$(27.6)
Prior service costs	(6.5)	(7.9)

Accumulated other comprehensive loss, net of income taxes	$(29.5)	$(35.5)

7. Long-term Debt

	August 31,	November 30,
	2008	2007
	(in millions)
Contingent convertible subordinated notes, bearing interest at 4.00% per annum, interest payments due in January and July, maturing in 2024 (4% Notes)	$125.0	$125.0
Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in 2024 (2 1/4% Debentures)	146.4	146.4

Total convertible subordinated notes	271.4	271.4

Senior subordinated notes, bearing interest at 9.50% per annum, interest payments due in February and August, maturing in 2013 (9 1/2% Notes)	97.5	97.5

Total senior subordinated notes	97.5	97.5

Term loan, bearing interest at various rates (rate of 4.90% as of August 31, 2008), payable in quarterly installments of $0.2 million plus interest, maturing in 2013	69.1	74.6
Promissory note, bearing interest at 5% per annum, payable in annual installments of $0.7 million plus interest, maturing in 2011	2.1	2.8
Promissory note, bearing no interest through maturity in 2009	0.6	—

Total other debt	71.8	77.4

Total debt	440.7	446.3
Less: Amounts due within one year	(2.0)	(1.5)

Total long-term debt	$438.7	$444.8

     The estimated fair value of the Company’s total debt was $395.0 million as of August 31, 2008 compared to a carrying value of $440.7 million. The fair value of the convertible subordinated notes, convertible subordinated debentures, senior subordinated notes, and term loans was determined based on quoted market prices as of August 31, 2008. The fair value of the remaining debt was determined to approximate carrying value.
     In June 2007, the Company entered into a $280.0 million senior credit facility (Senior Credit Facility) which provided for an $80.0 million revolving credit facility (Revolver) and a $200.0 million credit-linked facility, consisting of a $125.0 million letter of credit subfacility and a $75.0 million term loan subfacility. As of August 31, 2008, the borrowing limit under the Revolver was $80.0 million with all of it available. Also as of August 31, 2008, the Company had issued $73.0 million outstanding letters of credit under the $125.0 million letter of credit subfacility and had permanently reduced the amount of its term loan subfacility to the $69.1 million outstanding.
     During the second quarter of fiscal 2008, the Company sold 400 acres of its Sacramento Land to Elliott Homes Inc. (Elliott) for a cash price of $10 million, a transaction that resulted from an option granted as part of a 2001 land transaction. Under the terms of the

Senior Credit Facility, the Company was required to use 50% of the net sale proceeds, or $5 million, to repay outstanding principal on the term loan subfacilty.
     The Senior Credit Facility is secured by a substantial portion of the Company’s real property holdings and substantially all of the Company’s other assets, including the stock and assets of its material domestic subsidiaries that are guarantors of the facility. The Company is subject to certain limitations including the ability to: incur additional senior debt, release collateral, retain proceeds from asset sales and issuances of debt or equity, make certain investments and acquisitions, grant additional liens, and make restricted payments, including stock repurchases and dividends. The Company is also subject to financial covenants, which are as follows:

	Actual Ratios as of	Required Ratios	Required Ratios
Financial Covenant	August 31, 2008	Through November 30, 2009	December 1, 2009 and thereafter
Interest coverage ratio	4.82 to 1.00	Not less than: 2.25 to 1.00	Not less than: 2.25 to 1.00
Leverage ratio	3.41 to 1.00	Not greater than: 5.75 to 1.00	Not greater than: 5.50 to 1.00
     The Company was in compliance with its financial covenants as of August 31, 2008. The Company intends to make a registered rescission offer to eligible plan participants in the defined contribution 401(k) employee benefit plan (see Note 9). The Company is seeking an amendment to its Senior Credit Facility in connection with such rescission offer. There can be no assurance that the Company will be able to obtain the consent of lenders under its Senior Credit Facility or that, as a condition to consent, the lenders will not require that the terms of the Senior Credit Facility be amended in a manner that is unfavorable to the Company, including a possible increase in interest, fees, and covenant changes.
     In March 2008, the Company settled an environmental remediation matter for $1.2 million. Under the terms of the settlement, the Company paid half of the settlement in cash in the second quarter of fiscal 2008 and the remaining amount, secured by a promissory note, is due in the second quarter of fiscal 2009.
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

     In June 2007, Aerojet was sued by seven individual plaintiffs residing in the vicinity of Aerojet’s former facility in Azusa, California. The case is entitled Gatter et al. v. Aerojet-General Corporation, Case No. K050503R, Los Angeles County (CA) Superior Court and was served June 21, 2007. A later amended complaint added an additional plaintiff. The plaintiffs alleged that Aerojet and unnamed defendants contaminated groundwater, which plaintiffs allegedly consumed, causing illness and economic injury. In the third quarter of fiscal 2008, Aerojet and the plaintiffs reached a confidential settlement in principle of this case. The settlement agreement will provide for the dismissal of all claims and full releases by the plaintiffs. Accordingly, the Company has reserved for the settlement and recorded a charge to operations for the amount related to the unrecoverable portion from the U.S. Government.
     In December 2007, Aerojet was named as a defendant in a lawsuit brought by six individuals who allegedly resided in the vicinity of Aerojet’s Sacramento facility. The case is entitled Caldwell et al. v. Aerojet-General Corporation, Case No. 34-2000-00884000CU-TT-GDS, Sacramento County (CA) Superior Court and was served April 3, 2008. Plaintiffs allege that Aerojet contaminated groundwater to which plaintiffs were exposed and which caused plaintiffs illness and economic injury. Plaintiffs filed an amended complaint on February 25, 2008, naming additional plaintiffs. The amended complaint brings the total number of individuals on whose behalf suit has been filed to fourteen. Aerojet filed a demurrer to the complaint and is scheduled for hearing on October 16, 2008.
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
     As of August 31, 2008, all but one case has been dismissed or settled on terms favorable to the Company. There was one vinyl chloride case pending against the Company as of August 31, 2008, involving employees at facilities owned or operated by others.
Asbestos Litigation
     The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases have been filed in Madison County, Illinois and San Francisco, California. There were 161 asbestos cases pending as of August 31, 2008.
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
b. Environmental Matters
     The Company is involved in over forty environmental matters under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), the Resource Conservation Recovery Act (RCRA), and other federal, state, local, and foreign laws relating to soil and groundwater contamination, hazardous waste management activities, and other environmental matters at some of its current and former facilities. The Company is also involved in a number of remedial activities at third party sites, not owned by the Company, where it is designated a potentially responsible party (PRP) by either the United States Environmental Protection Agency (US EPA) or a state agency. In many of these matters, the Company is involved with other PRPs. In many instances, the Company’s liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company’s involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company’s experience, interim and final allocations of liability and costs are generally made based on relative contributions of waste or contamination. Anticipated costs associated with environmental remediation that are probable and estimable are accrued. In cases where a date to complete remedial activities at a particular site cannot be determined by reference to agreements or otherwise, the Company projects costs over an appropriate time period not exceeding fifteen years; in such cases, generally the Company does not have the ability to reasonably estimate environmental remediation costs that are beyond this period. Factors that could result in changes to the Company’s estimates include completion of current and future soil and groundwater investigations, new claims, future agency demands, discovery of more or less contamination than expected, discovery of new contaminants, modification of planned remedial actions, changes in estimated time required to remediate, new technologies, and changes in laws and regulations.
     As of August 31, 2008, the aggregate range of these anticipated environmental costs was $267.4 million to $476.0 million and the accrued amount was $267.4 million. See Note 8(c) for a summary of the environmental reserve activity for the first nine months of fiscal 2008. Of these accrued liabilities, approximately 63% relates to the Sacramento, California site and approximately 26% to the Baldwin Park Operable Unit of the San Gabriel Valley, California site. Each of those two sites is discussed below. The balance of the accrued liabilities relates to other sites for which the Company’s obligations are probable and estimable.
Sacramento, California Site
     In 1989, a federal district court in California approved a Partial Consent Decree (PCD) requiring Aerojet, among other things, to conduct a Remedial Investigation and Feasibility Study (RI/FS) to determine the nature and extent of impacts due to the release of chemicals from the Sacramento, California site, monitor the American River and offsite public water supply wells, operate Groundwater Extraction and Treatment facilities (GETs) that collect groundwater at the site perimeter, and pay certain government oversight costs. The primary chemicals of concern for both on-site and off-site groundwater are trichloroethylene (TCE), perchlorate, and n-nitrosodimethylamine (NDMA). The PCD has been revised several times, most recently in 2002. The 2002 PCD revision (a) separated the Sacramento site into multiple operable units to allow quicker implementation of remedy for critical areas; (b) required the Company to guarantee up to $75 million (in addition to a prior $20 million guarantee) to assure that Aerojet’s Sacramento remediation activities are fully funded; and (c) removed approximately 2,600 acres of non-contaminated land from the US EPA superfund designation.
     Aerojet is involved in various stages of soil and groundwater investigation, remedy selection, design, and remedy construction associated with the operable units. In 2002, the US EPA issued a UAO requiring Aerojet to implement the US EPA-approved remedial action in the Western Groundwater Operable Unit. An identical order was issued by the California Regional Water Quality Control Board, Central Valley (Central Valley RWQCB). Aerojet submitted a final Remedial Investigation/Feasibility Study for the Perimeter

Groundwater Operable Unit in 2008, for which the US EPA will issue a Record of Decision sometime in the future. Aerojet will submit a draft Remedial Investigation/Feasibility Study for the Boundary Operable Unit in 2008. The remaining operable units are under various stages of investigation.
     Until March 2008, the entire southern portion of the site known as Rio Del Oro was under state orders issued in the 1990s from the California Department of Toxic Control (DTSC) to investigate and remediate environmental contamination in the soils and the Central Valley RWQCB to investigate and remediate groundwater environmental contamination. On March 14, 2008, the DTSC released all but approximately 400 acres of the Rio Del Oro property from DTSC’s environmental orders regarding soil contamination. Aerojet expects the approximately 400 acres of Rio Del Oro property that remain subject to the DTSC orders to be released once the soil remediation has been completed. The Rio Del Oro property remains subject to the Central Valley RWQCB’s orders to investigate and remediate groundwater environmental contamination emanating offsite from such property. Aerojet leased the Rio Del Oro Property to Douglas Aircraft for rocket assembly and testing from 1957 to 1961 and sold approximately 4,000 acres, including the formerly leased portion, to Douglas Aircraft in 1961. Aerojet reacquired the property in 1984 from McDonnell-Douglas Corporation (MDC), the successor to Douglas Aircraft. As a result, the state orders referenced above were issued to both MDC and Aerojet. Aerojet and MDC’s parent, Boeing, have entered into an allocation agreement, some of which is subject to reallocation that establishes lead roles and payment obligations. Aerojet and Boeing are actively remediating soil on portions of the property as well as on-site and off-site groundwater contamination. By letter of October 27, 2006, Boeing submitted notice to Aerojet that it was initiating the reallocation arbitration process. The matter has been stayed pending further discussions between the parties.
San Gabriel Valley Basin, California Site
Baldwin Park Operable Unit (BPOU)
     As a result of its former Azusa, California operations, in 1994 Aerojet was named a PRP by the US EPA, primarily due to volatile organic compound (VOC) contamination in the area of the San Gabriel Valley Basin superfund site known as the BPOU.
     Between 1995 and 1997, the US EPA issued Special Notice Letters to Aerojet and eighteen other companies requesting that they implement a groundwater remedy. Subsequently, additional contaminates were identified, namely: perchlorate, NDMA, and 1,4-dioxane. On June 30, 2000, the US EPA issued a UAO ordering the PRPs to implement a remedy consistent with the 1994 Record of Decision (ROD). Aerojet, along with seven other PRPs (the Cooperating Respondents) signed a Project Agreement in late March 2002 with the San Gabriel Basin Water Quality Authority, the Main San Gabriel Basin Watermaster, and five water companies. The Project Agreement, which has a term of fifteen years, became effective May 9, 2002. Pursuant to the Project Agreement, the Cooperating Respondents fund through an escrow account: the capital, operational, maintenance, and administrative costs of certain treatment and water distribution facilities to be owned and operated by the water companies. There are also provisions in the Project Agreement for maintaining financial assurance in the form of cash or letters of credit. Aerojet and the other Cooperating Respondents have entered into an interim allocation agreement that establishes the interim payment obligations of the Cooperating Respondents for the costs incurred pursuant to the Project Agreement. Under the interim allocation, Aerojet is responsible for approximately two-thirds of all project costs, including government oversight costs. A significant amount of public funding is available to offset project costs. To date, Congress has appropriated approximately $75 million (so called Title 16 and Dreier funds), which is potentially available for payment of project costs. Approximately $40 million of the funding has been allocated to costs associated with the Project Agreement and additional funds may follow in later years. All project costs are subject to reallocation among the Cooperating Respondents. Aerojet intends to continue to defend itself vigorously to ensure that it is appropriately treated with other PRPs and that costs of any remediation are properly allocated among all PRPs. On July 1, 2008, one of the Cooperating Respondents, Fairchild Holding Corp., filed a complaint in Federal District Court for the Central District of California seeking contribution from the other Cooperating Respondents, including Aerojet. Fairchild Holding Corp. v. Aerojet-General Corporation, et al., Case No. SACV08-722 ABC (RCx). Aerojet has filed its answer and counterclaim against Fairchild.
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
     On November 17, 2005, Aerojet notified the Los Angeles RWQCB and the US EPA that Aerojet was involved in research and development at the East Flair Drive site that included the use of 1,4-dioxane. Aerojet’s investigation of that issue is continuing. Oversight of the East Flair Drive site has been transferred from the RWQCB to the DTSC.
Other Sites
     In August 2007, along with numerous other companies, the Company received from the United States Department of Interior Fish and Wildlife Service (USFWS) a notice of a Natural Resource Damage (NRD) Assessment Plan for the Ottawa River and Northern Maumee Bay. The Company previously manufactured products for the automotive industry at a Toledo, Ohio site, which was adjacent to the Ottawa River. This facility was divested in 1990 and the Company indemnified the buyer for claims and liabilities arising out of certain pre-divestiture environmental matters. A group of PRPs, including GenCorp, was formed to respond to the NRD assessment and to pursue funding from the Great Lakes Legacy Act for primary restoration. The group has undertaken a restoration scoping study. Early data collection indicates that the primary restoration project may be in the range of $11 - $35 million. In order to obtain matching federal funds, the group must commit to the primary restoration project before the end of September 2008. The project will consist of river dredging and land-filling river sediments. Based on a review of the current facts and circumstances with counsel, management has provided for what is believed to be a reasonable estimate of the loss exposure for this matter. Still unresolved at this time is the actual Natural Resource Damage Assessment itself. It is not possible to predict the outcome or timing of these types of assessments, which are typically lengthy processes lasting several years, or the amounts of or responsibility for these damages.
c. Environmental Reserves and Estimated Recoveries
Reserves
     The Company reviews on a quarterly basis estimated future remediation costs that could be incurred over the contractual term or next fifteen years of the expected remediation. The Company has an established practice of estimating environmental remediation costs over a fifteen year period, except for those environmental remediation costs with a specific contractual term to allow reasonable costs estimates to be developed beyond a fifteen year period. As the period for which estimated environmental remediation costs increases, the reliability of such estimates decrease. These estimates consider the investigative work and analysis of engineers, outside environmental consultants, and the advice of legal staff regarding the status and anticipated results of various administrative and legal proceedings. In most cases, only a range of reasonably possible costs can be estimated. In establishing our reserves, the most probable estimate is used when determinable; otherwise, the minimum is used. The timing of payment for estimated future environmental costs depends on the timing of regulatory approvals for planned remedies and the construction and completion of the remedies.
     A summary of the Company’s environmental reserve activity is shown below:

	November 30,	2008	2008	August 31,
	2007	Additions	Expenditures	2008
	(in millions)
Aerojet	$259.5	$28.8	$(35.0)	$253.3
Other Sites	10.5	5.0	(1.4)	14.1

Environmental Reserve	$270.0	$33.8	$(36.4)	$267.4

     As of August 31, 2008, the Aerojet reserves include $167.3 million for the Sacramento site, $70.3 million for BPOU, and $15.7 million for other Aerojet sites.
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
Estimated Recoveries
     On January 12, 1999, Aerojet and the U.S. government implemented the October 1997 Agreement in Principle (Global Settlement) resolving certain prior environmental and facility disagreements, with retroactive effect to December 1, 1998. Under the Global Settlement, Aerojet and the U.S. government resolved disagreements about an appropriate cost-sharing ratio with respect to costs associated with the clean up of the environmental contamination at the Sacramento and Azusa sites. The Global Settlement provides that the cost-sharing ratio will continue for a number of years. Additionally, in conjunction with the sale of the EIS business in 2001, Aerojet entered into an agreement with Northrop (Northrop Agreement) whereby Aerojet is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement.
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
     Pursuant to the Northrop Agreement, environmental expenditures reimbursed are subject to annual limitations, with excess amounts carried over to subsequent periods, the total of which will not exceed $189.7 million over the term of the agreement, which ends in 2028. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable under the Northrop Agreement	$189.7
Amount reimbursed to the Company through August 31, 2008	(64.2)

Potential future reimbursements available	125.5
Amounts billable to Northrop in excess of the annual limitation included as a component of other noncurrent assets in the Unaudited Condensed Consolidated Balance Sheet as of August 31, 2008	(42.8)
Amounts recoverable from Northrop in future periods included as a component of recoverable from the U.S. government and other third parties for environmental remediation costs in the Unaudited Condensed Consolidated Balance Sheet as of August 31, 2008	(66.8)

Potential future recoverable amounts available under the Northrop Agreement	$15.9

     As part of the acquisition of the Atlantic Research Corporation (ARC) propulsion business, Aerojet entered into an agreement with ARC pursuant to which Aerojet is responsible for up to $20 million of costs (Pre-Close Environmental Costs) associated with environmental issues that arose prior to Aerojet’s acquisition of the ARC propulsion business, of which $8.1 million has been spent through August 31, 2008. Pursuant to a separate agreement with the U.S. government which was entered into prior to the completion of the ARC acquisition, these Pre-Close Environmental Costs are not subject to the 88% limitation under the Global Settlement, and are recovered through the establishment of prices for Aerojet’s products and services sold to the U.S. government.
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

Environmental reserves and recoveries impact to Statement of Operations
     In the first nine months of fiscal 2008, the increase to the reserve of $33.8 million resulted in a charge to operations of $9.1 million. The expenses associated with adjustments to the environmental reserves are recorded as a component of other expense (income), net in the Unaudited Condensed Consolidated Statements of Operations.
d. Conditional Asset Retirement Obligations
     The Company accounts for conditional asset retirement obligations in accordance with FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations. The changes in the carrying amount of asset retirement obligations since November 30, 2007 were as follows (in millions):

Balance as of November 30, 2007	$13.4
Adjustments and other, net	(0.7)
Accretion	0.8

Balance as of August 31, 2008	$13.5

9. Redeemable Common Stock
     The Company inadvertently failed to register with the SEC the issuance of certain of its common shares in its defined contribution 401(k) employee benefit plan (the Plan). As a result, certain Plan participants who purchased such securities pursuant to the Plan may have the right to rescind certain of their purchases for an amount equal to the purchase price paid for the securities (or if such security has been sold, to receive damages with respect to any loss incurred on such sale) plus interest from the date of purchase. As of August 31, 2008, the Company has classified 0.9 million shares as redeemable common stock because the redemption features are not within the control of the Company. The Company may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register. These shares have always been treated as outstanding for financial reporting purposes. In June 2008, the Company filed a registration statement on Form S-8 to register future transactions in the GenCorp Stock Fund in the Plan. The Company intends to make a registered rescission offer to eligible Plan participants. The Company is seeking an amendment to its Senior Credit Facility in connection with such rescission offer. During the first nine months of fiscal 2008, the Company recorded a charge of $0.9 million associated with this matter.
10. Arrangements with Off-Balance Sheet Risk
     As of August 31, 2008, obligations required to be disclosed in accordance with FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others consisted of:
     — $73.0 million in outstanding commercial letters of credit expiring within the next twelve months, the majority of which may be renewed, primarily to secure obligations for environmental remediation and insurance coverage.
     — Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to U.S. government agencies for environmental remediation activities.
     — Up to $2.1 million of reimbursements to Granite Construction Company (Granite) if the Company requests Granite to cease mining operations on certain portions of the Sacramento Land.
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
11. Retirement Benefits
     Pension Benefits — The Company has a defined benefit pension plan covering substantially all salaried and hourly employees. Normal retirement age is 65, but certain plan provisions allow for earlier retirement. Pension benefits are calculated under formulas based on average earnings and length of service for salaried employees and under negotiated non-wage based formulas for hourly employees. The Company also sponsors a non-qualified BRP, which restores benefits that cannot be paid under the GenCorp qualified pension plan due to Internal Revenue Service limitations. The Company recorded a charge of $5.3 million in the second quarter of fiscal 2008 related to the increases in pension benefits primarily for certain officers of the Company associated with the March 2008 Shareholder Agreement (see Note 4).
     Medical and Life Insurance Benefits — The Company provides medical and life insurance benefits (postretirement benefits) to certain eligible retired employees, with varied coverage by employee group. Medical and life benefit obligations are unfunded.
     Defined Contribution 401(k) Benefits — The Company sponsors defined contribution 401(k) plan and participation in the plan is available to all employees. Company contributions to the plan generally are based on a percentage of employee contributions. The Company’s contribution to the plan is invested entirely in the GenCorp Stock Fund, and may be funded with cash or shares of GenCorp common stock. There are no restrictions on participants re-allocating all or a part of their accounts in the GenCorp Stock Fund to other investment choices (see Note 9). The Company also sponsors a non-qualified BRP defined contribution plan designed to enable participants to continue to defer their compensation on a pre-tax basis when such compensation or the participants’ deferrals to tax-qualified plans exceed applicable Internal Revenue Code of 1986 (IRC) limits. Under the BRP defined contribution plan, employees who are projected to be impacted by the IRC limits, may, on an annual basis, elect to defer compensation earned in the current year such as salary and certain other incentive compensation (see Note 4).
     SFAS 158 Adoption — Effective November 30, 2007, the Company adopted SFAS 158 which required that the Unaudited Condensed Consolidated Balance Sheets reflect the funded status of the pension and postretirement plans. The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation. The Company has recognized the aggregate of all overfunded plans in prepaid pension assets; and the aggregate of all unfunded plans in either postretirement medical and life benefits, or other current and noncurrent liabilities. At August 31, 2008 and November 30, 2007, previously unrecognized actuarial (gains)/losses and the prior services (credits)/costs were included in accumulated other comprehensive loss in the Unaudited Condensed Consolidated Balance Sheets as required by SFAS 158 (see Note 6(g)). Effective November 30, 2009, the Company will adopt the measurement provision of SFAS 158 which requires measurement of the assets and benefit obligations at the fiscal year end. The Company currently performs this measurement as of August 31 of each fiscal year.
     Components of net periodic benefit (income) expense for continuing operations are as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended
	August 31,	August 31,	August 31,	August 31,
	2008	2007	2008	2007
	(in millions)
Service cost	$4.9	$4.3	$—	$—
Interest cost on benefit obligation	24.1	24.0	1.3	1.4
Assumed return on plan assets	(31.0)	(30.7)	—	—
Amortization of prior service costs	0.5	0.5	—	(0.1)
Recognized net actuarial (gains) losses	3.7	7.5	(1.7)	(1.3)

Net periodic benefit (income) expense	$2.2	$5.6	$(0.4)	$—

	Pension Benefits		Postretirement Benefits
	Nine months ended
	August 31,	August 31,	August 31,	August 31,
	2008	2007	2008	2007
	(in millions)
Service cost	$14.7	$12.9	$0.2	$0.2
Interest cost on benefit obligation	72.4	72.1	3.9	4.1
Assumed return on plan assets	(92.9)	(92.1)	—	—
Amortization of prior service costs	1.5	1.5	(0.1)	(0.2)
Recognized net actuarial (gains) losses	11.1	22.4	(5.1)	(4.7)

Net periodic benefit (income) expense	$6.8	$16.8	$(1.1)	$(0.6)

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
     Summarized financial information for discontinued operations is set forth below:

	Three months ended August 31,		Nine months ended August 31,
	2008	2007	2008	2007
		(in millions)
Net sales	$—	$—	$—	$—
Income (loss) before income taxes	0.2	(0.5)	(0.1)	29.7
Income tax provision (benefit)	—	(0.1)	—	0.2
Net income (loss) from discontinued operations	0.2	(0.4)	(0.1)	29.5

     As of August 31, 2008 and November 30, 2007, the components of assets and liabilities of discontinued operations in the consolidated balance sheets are as follows:

	August 31,	November 30,
	2008	2007
	(in millions)
Assets of discontinued operations, consisting of other assets	$0.1	$0.1

Accounts payable	$0.4	$0.5
Other liabilities	0.6	0.5

Liabilities of discontinued operations	$1.0	$1.0

13. Operating Segments and Related Disclosures
     The Company’s operations are organized into two operating segments based on different products and customer bases: Aerospace and Defense, and Real Estate.
     The Company evaluates its operating segments based on several factors, of which the primary financial measure is segment performance. Segment performance represents net sales from continuing operations less applicable costs, expenses and provisions for unusual items relating to the segment operations. Segment performance excludes corporate income and expenses, income or expenses related to divested businesses, provisions for unusual items not related to the segment operations, interest expense, interest income, and income taxes.
     Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended August 31,		Nine months ended August 31,
	2008	2007	2008	2007
Lockheed Martin	28%	31%	26%	30%
Raytheon	26%	24%	27%	25%
     Sales during the three and nine months ended August 31, 2008 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled 88% and 87% of net sales, respectively. Sales during the three and nine months ended August 31, 2007 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled 90% and 91% of net sales, respectively.
     Selected financial information for each reportable segment is as follows:

	Three months ended August 31,		Nine months ended August 31,
	2008	2007	2008	2007
		(in millions)
Net Sales:
Aerospace and Defense	$171.0	$197.1	$528.6	$536.9
Real Estate	1.5	1.4	15.2	4.7

Total Net Sales	$172.5	$198.5	$543.8	$541.6

Segment Performance:
Aerospace and Defense	$16.3	$22.0	$54.7	$65.7
Environmental remediation provision adjustments	(2.7)	3.0	(4.1)	0.3
Retirement benefit plan expense	(3.8)	(5.9)	(11.5)	(17.8)
Unusual items (see Note 4)	(1.0)	(4.1)	(2.1)	(6.7)

Aerospace and Defense Total	8.8	15.0	37.0	41.5
Real Estate	1.0	1.4	9.4	2.8

Total Segment Performance	$9.8	$16.4	$46.4	$44.3

Reconciliation of segment performance to income (loss) from continuing operations before income taxes:
Segment performance	$9.8	$16.4	$46.4	$44.3
Interest expense	(6.8)	(7.4)	(20.9)	(21.6)
Interest income	1.0	1.1	3.3	3.6
Corporate and other	(7.9)	(6.2)	(13.1)	(15.8)
Corporate retirement benefit plan income	2.0	0.3	5.8	1.6
Unusual items (see Note 4)	—	(0.6)	(13.8)	(0.6)

Income (loss) from continuing operations before income taxes	$(1.9)	$3.6	$7.7	$11.5

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
Condensed Consolidating Statements of Operations
(Unaudited)

		Guarantor	Non-guarantor
Three Months Ended August 31, 2008 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$172.5	$—	$—	$172.5
Cost of sales	—	153.2	—	—	153.2
Selling, general and administrative	(3.4)	4.4	—	—	1.0
Depreciation and amortization	0.5	6.2	—	—	6.7
Interest expense	5.4	1.4	—	—	6.8
Other, net	4.1	2.6	—	—	6.7

Income (loss) from continuing operations before income taxes	(6.6)	4.7	—	—	(1.9)
Income tax (benefit) provision	(1.4)	2.4	—	—	1.0

Income (loss) from continuing operations	(5.2)	2.3	—	—	(2.9)
Income (loss) from discontinued operations	0.2	—	—	—	0.2

Income (loss) before equity income of subsidiaries	(5.0)	2.3	—	—	(2.7)
Equity earnings of subsidiaries	2.3	—	—	(2.3)	—

Net income (loss)	$(2.7)	$2.3	$—	$(2.3)	$(2.7)

		Guarantor	Non-guarantor
Three Months Ended August 31, 2007 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$198.5	$—	$—	$198.5
Cost of sales	—	175.4	—	—	175.4
Selling, general and administrative	1.3	3.4	—	—	4.7
Depreciation and amortization	0.5	6.7	—	—	7.2
Interest expense	6.0	1.4	—	—	7.4
Other, net	0.9	(0.7)	—	—	0.2

Income (loss) from continuing operations before income taxes	(8.7)	12.3	—	—	3.6
Income tax benefit	(12.4)	—	—	—	(12.4)

Income from continuing operations	3.7	12.3	—	—	16.0
Loss from discontinued operations	(0.4)	—	—	—	(0.4)

Income before equity income of subsidiaries	3.3	12.3	—	—	15.6
Equity earnings of subsidiaries	12.3	—	—	(12.3)	—

Net income	$15.6	$12.3	$—	$(12.3)	$15.6

		Guarantor	Non-guarantor
Nine Months Ended August 31, 2008 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$543.8	$—	$—	$543.8
Cost of sales	—	473.7	—	—	473.7
Selling, general and administrative	(11.3)	13.2	—	—	1.9
Depreciation and amortization	1.4	18.4	—	—	19.8
Interest expense	16.8	4.1	—	—	20.9
Other, net	16.3	3.5	—	—	19.8

Income (loss) from continuing operations before income taxes	(23.2)	30.9	—	—	7.7
Income tax (benefit) provision	(9.3)	9.7	—	—	0.4

Income (loss) from continuing operations	(13.9)	21.2	—	—	7.3
Loss from discontinued operations	—	—	(0.1)	—	(0.1)

Income (loss) before equity income of subsidiaries	(13.9)	21.2	(0.1)	—	7.2
Equity earnings (losses) of subsidiaries	21.1	—	—	(21.1)	—

Net income (loss)	$7.2	$21.2	$(0.1)	$(21.1)	$7.2

		Guarantor	Non-guarantor
Nine Months Ended August 31, 2007 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$541.6	$—	$—	$541.6
Cost of sales	—	473.7	—	—	473.7
Selling, general and administrative	3.2	8.2	—	—	11.4
Depreciation and amortization	1.6	19.0	—	—	20.6
Interest expense	18.7	2.9	—	—	21.6
Other, net	(1.1)	4.0	—	(0.1)	2.8

Income (loss) from continuing operations before income taxes	(22.4)	33.8	—	0.1	11.5
Income tax (benefit) provision	(23.9)	8.3	—	—	(15.6)

Income from continuing operations	1.5	25.5	—	0.1	27.1
Income from discontinued operations	29.6	—	—	(0.1)	29.5

Income before equity income of subsidiaries	31.1	25.5	—	—	56.6
Equity earnings of subsidiaries	25.5	—	—	(25.5)	—

Net income	$56.6	$25.5	$—	$(25.5)	$56.6

Condensed Consolidating Balance Sheets
(Unaudited)

		Guarantor	Non-guarantor
August 31, 2008 (in millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$71.2	$(13.8)	$0.3	$—	$57.7
Accounts receivable, net	—	106.3	—	—	106.3
Inventories	—	70.9	—	—	70.9
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	45.5	—	—	45.5
Grantor trust	1.5	0.4	—	—	1.9
Prepaid expenses and other	9.3	10.8	—	—	20.1
Income tax receivable	26.0	(18.5)	—	—	7.5
Assets of discontinued operations	(0.1)	—	0.2	—	0.1

Total current assets	107.9	201.6	0.5	—	310.0
Property, plant and equipment, net	0.4	135.2	—	—	135.6
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	174.5	—	—	174.5
Prepaid pension asset	107.4	(2.1)	—	—	105.3
Grantor Trust	23.7	9.4	—	—	33.1
Goodwill	—	94.9	—	—	94.9
Intercompany receivable (payable), net	(1.1)	15.9	(14.8)	—	—
Other noncurrent assets and intangibles, net	295.6	146.3	9.8	(291.1)	160.6

Total assets	$533.9	$775.7	$(4.5)	$(291.1)	$1,014.0

Short-term borrowings and current portion of long-term debt	$1.4	$0.6	$—	$—	$2.0
Accounts payable	0.8	30.5	—	—	31.3
Reserves for environmental remediation costs	8.6	61.3	—	—	69.9
Other current liabilities, advance payments on contracts, and postretirement medical and life insurance benefits	31.4	108.9	—	—	140.3
Liabilities of discontinued operations	—	—	1.0	—	1.0

Total current liabilities	42.2	201.3	1.0	—	244.5
Long-term debt	438.7	—	—	—	438.7
Reserves for environmental remediation costs	5.4	192.1	—	—	197.5
Other noncurrent liabilities	69.6	85.7	—	—	155.3

Total liabilities	555.9	479.1	1.0	—	1,036.0
Commitments and contingencies (Note 8)	—	—	—	—	—
Redeemable common stock (Note 9)	8.9	—	—	—	8.9
Total shareholders’ (deficit) equity	(30.9)	296.6	(5.5)	(291.1)	(30.9)

Total liabilities and shareholders’ equity (deficit)	$533.9	$775.7	$(4.5)	$(291.1)	$1,014.0

		Guarantor	Non-guarantor
November 30, 2007 (in millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$98.4	$(6.7)	$0.6	$—	$92.3
Accounts receivable, net	—	99.2	—	—	99.2
Inventories	—	67.5	—	—	67.5
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	46.5	—	—	46.5
Prepaid expenses and other	9.8	7.5	0.1	—	17.4
Assets of discontinued operations	(0.1)	—	0.2	—	0.1

Total current assets	108.1	214.0	0.9	—	323.0
Property, plant and equipment, net	0.5	139.3	—	—	139.8
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	179.0	—	—	179.0
Prepaid pension asset	102.1	(1.1)	—	—	101.0
Goodwill	—	94.9	—	—	94.9
Intercompany receivable (payable), net	24.1	(8.2)	(15.9)	—	—
Other noncurrent assets and intangibles, net	267.9	141.8	9.8	(262.0)	157.5

Total assets	$502.7	$759.7	$(5.2)	$(262.0)	$995.2

Short-term borrowings and current portion of long-term debt	$1.5	$—	$—	$—	$1.5
Accounts payable	0.3	28.6	—	—	28.9
Reserves for environmental remediation costs	5.4	60.7	—	—	66.1
Income taxes (receivable) payable	(5.7)	11.9	—	—	6.2
Other current liabilities, advance payments on contracts, and postretirement medical and life insurance benefits	35.0	107.1	0.1	—	142.2
Liabilities of discontinued operations	—	—	1.0	—	1.0

Total current liabilities	36.5	208.3	1.1	—	245.9
Long-term debt	444.8	—	—	—	444.8
Reserves for environmental remediation costs	5.1	198.8	—	—	203.9
Other noncurrent liabilities	68.3	84.3	—	—	152.6

Total liabilities	554.7	491.4	1.1	—	1,047.2
Commitments and contingencies (Note 8)
Total shareholders’ (deficit) equity	(52.0)	268.3	(6.3)	(262.0)	(52.0)

Total liabilities and shareholders’ equity (deficit)	$502.7	$759.7	$(5.2)	$(262.0)	$995.2

Condensed Consolidating Statements of Cash Flows
(Unaudited)

		Guarantor	Non-guarantor
Nine Months Ended August 31, 2008 (in millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(52.9)	$36.3	$0.8	$—	$(15.8)
Cash flows from investing activities:
Capital expenditures	—	(12.6)	—	—	(12.6)

Net cash used in investing activities	—	(12.6)	—	—	(12.6)
Cash flows from financing activities:
Net transfers (to) from parent	31.9	(30.8)	(1.1)	—	—
Repayments on notes payable and long-term debt, net	(6.2)	—	—	—	(6.2)

Net cash provided by (used in) financing activities	25.7	(30.8)	(1.1)	—	(6.2)

Net decrease in cash and cash equivalents	(27.2)	(7.1)	(0.3)	—	(34.6)
Cash and cash equivalents at beginning of period	98.4	(6.7)	0.6	—	92.3

Cash and cash equivalents at end of period	$71.2	$(13.8)	$0.3	$—	$57.7

		Guarantor	Non-guarantor
Nine Months Ended August 31, 2007 (in millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(1.5)	$4.5	$(0.8)	$—	$2.2
Cash flows from investing activities:
Proceeds from business disposition	29.7	—	—	—	29.7
Other investing activities	19.8	—	—	—	19.8
Capital expenditures	—	(10.8)	—	—	(10.8)

Net cash provided by (used in) investing activities	49.5	(10.8)	—	—	38.7
Cash flows from financing activities:
Net transfers (to) from parent	(6.1)	5.5	0.6	—	—
Repayments on notes payable and long-term debt, net	(20.6)	—	—	—	(20.6)
Other financing activities	0.7	—	—	—	0.7

Net cash (used in) provided by financing activities	(26.0)	5.5	0.6	—	(19.9)

Net increase in cash and cash equivalents	22.0	(0.8)	(0.2)	—	21.0
Cash and cash equivalents at beginning of period	70.5	(9.8)	0.5	—	61.2

Cash and cash equivalents at end of period	$92.5	$(10.6)	$0.3	$—	$82.2

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
     Real Estate — includes activities related to the entitlement, sale, and leasing of our excess real estate assets. We own approximately 12,200 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California, east of Sacramento (Sacramento Land). We are currently in the process of seeking zoning changes, removal of environmental restrictions and other governmental approvals on a portion of the Sacramento Land to optimize its value. We have filed applications with and submitted information to governmental and regulatory authorities for approvals necessary to re-zone approximately 6,000 acres of the Sacramento Land. We also own approximately 580 acres in Chino Hills, California. We are currently seeking removal of environmental restrictions on the Chino Hills property to optimize the value of such land.
     On August 31, 2004, we completed the sale of our GDX Automotive (GDX) business. On November 30, 2005, we completed the sale of our Fine Chemicals business. On November 17, 2006, we completed the sale of our Turbo product line. The GDX and Fine Chemicals businesses and the Turbo product line are classified as discontinued operations in these Unaudited Condensed Consolidated Financial Statements (see Note 12 of the Unaudited Condensed Consolidated Financial Statements).
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. The requirements of SFAS 157 are to be applied prospectively, and we anticipate that the primary impact of the standard will be related to the measurement of fair value in recurring impairment test calculations (such as the measurement of recorded goodwill). The FASB approved a one-year deferral of the adoption of the standard as it relates to non-financial assets and liabilities with the issuance in February 2008 of FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157. We do not presently hold any financial assets or liabilities that would require recognition under SFAS 157 other than investments held by our pension plan. With the exception of investments held by our pension plan, this deferral makes SFAS 157 effective for us beginning December 1, 2008. We do not expect that the adoption of SFAS 157 will have a material impact on our financial position or results of operations.
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
Results of Operations

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2008	2007	Change*	2008	2007	Change*
			(in millions)
Net Sales	$172.5	$198.5	$(26.0)	$543.8	$541.6	$2.2

*	Primary reason for change. The decrease in net sales for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 was primarily the result of the close-out activities of the Titan program in fiscal 2007 and lower overall volume in defense programs in fiscal 2008.

The increase in net sales for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 was primarily the result of the sale of 400 acres of our Sacramento Land in the second quarter of fiscal 2008 partially offset by the close-out of the Titan program in fiscal 2007. In addition, the first quarter and the first nine months of fiscal 2008 includes one additional week of net sales of approximately $19 million from Aerojet compared to the comparable periods in fiscal 2007 (see Note 1 of the Unaudited Condensed Consolidated Financial Statements).

Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended August 31,		Nine months ended August 31,
	2008	2007	2008	2007
Lockheed Martin	28%	31%	26%	30%
Raytheon	26%	24%	27%	25%

Cost of Sales:

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2008	2007	Change*	2008	2007	Change*
	(in millions, except percentage amounts)
Cost of sales	$153.2	$175.4	$(22.2)	$473.7	$473.7	$—
Percentage of net sales	89%	88%		87%	87%

*	Primary reason for change. Significant factors impacting cost of sales as a percentage of net sales in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 were lower aerospace and defense retirement benefit plan expense in the current period offset by favorable performance on the close-out of the Titan program in fiscal 2007.

Significant factors impacting cost of sales as a percentage of net sales in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 were: (i) lower aerospace and defense retirement benefit plan expense in the current period; and (ii) the recognition of a $6.8 million gain on the sale of 400 acres of our Sacramento Land in the second quarter of fiscal 2008; offset by the favorable performance on the close-out of the Titan program in fiscal 2007. Additionally, the cost of sales in the first nine months of fiscal 2008 included favorable contract performance on the Atlas V® program offset by declines in other programs.
Selling, General and Administrative (SG&A):

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2008	2007	Change*	2008	2007	Change*
	(in millions, except percentage amounts)
Selling, General and Administrative	$1.0	$4.7	$(3.7)	$1.9	$11.4	$(9.5)
Percentage of net sales	1%	2%		—%	2%

*	Primary reason for change. The decrease in SG&A expense in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 is primarily the result of the following: (i) an increase in corporate retirement benefit plan income in fiscal 2008; and (ii) lower costs in the third quarter of fiscal 2008 associated with workers’ compensation matters.

The decrease in SG&A expense in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 is primarily the result of the following: (i) an increase in corporate retirement benefit plan income in fiscal 2008; and (ii) lower stock-based compensation and management incentive expenses in fiscal 2008.
Depreciation and Amortization:

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2008	2007	Change*	2008	2007	Change*
	(in millions, except percentage amounts)
Depreciation and amortization	$6.7	$7.2	$(0.5)	$19.8	$20.6	$(0.8)
Percentage of net sales	4%	4%		4%	4%

*	Primary reason for change. Depreciation and amortization expense as a percentage of net sales was essentially unchanged for all periods presented.
Interest Expense:

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2008	2007	Change*	2008	2007	Change*
			(in millions)
Interest expense	$6.8	$7.4	$(0.6)	$20.9	$21.6	$(0.7)

*	Primary reason for change. The decrease in interest expense was primarily due to lower average interest rates on variable rate debt in fiscal 2008.

Interest Income:

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2008	2007	Change*	2008	2007	Change*
			(in millions)
Interest income	$(1.0)	$(1.1)	$0.1	$(3.3)	$(3.6)	$0.3

*	Primary reason for change. The decrease is primarily due to lower rates on our interest-bearing cash and trust accounts during the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007.
Other expense (income), net:

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2008	2007	Change*	2008	2007	Change*
			(in millions)
Other expense (income), net	$6.7	$(3.4)	$10.1	$7.2	$(0.9)	$8.1

*	Primary reason for change. The increase is primarily due to higher estimated costs associated with our future environmental clean-up and related obligations in fiscal 2008. In the third quarter and first nine months of fiscal 2008, we recorded losses of $7.3 million and $9.1 million, respectively, associated with estimated environmental remediation obligations compared to a benefit of $1.4 million in the third quarter of fiscal 2007 and a $1.7 million loss in the first nine months of fiscal 2007.
Unusual items:

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2008	2007	Change*	2008	2007	Change*
			(in millions)
Unusual items	$1.0	$4.7	$(3.7)	$15.9	$7.3	$8.6

*	Primary reason for change. On March 5, 2008, we entered into a second amended and restated shareholder agreement (Shareholder Agreement) with Steel Partners II L.P. with respect to the election of Directors for the 2008 Annual Meeting and certain other related matters which resulted in a charge of $13.8 million in the first nine months of fiscal 2008. The charge was comprised of the following (in millions):

Increases in pension benefits primarily for the Company’s officers	$5.3
Executive severance agreement	4.1
Accelerated vesting of stock appreciation rights	1.1
Accelerated vesting of restricted stock, service based	0.6
Accelerated vesting of restricted stock, performance based	0.7
Professional fees and other	2.0

$13.8

In the first nine months of fiscal 2008, we recorded a charge of $2.1 million related to the estimated unrecoverable costs of legal matters, including $0.9 million associated with the failure to register with the SEC the issuance of certain of our common shares under our defined contribution 401(k) employee benefit plan and $1.2 million related to a legal settlement and other legal matters (see Note 8(a) of the Unaudited Condensed Consolidated Financial Statements).
In the third quarter of fiscal 2007, we incurred a charge of $0.6 million associated with the replacement of the previous credit facility. In the third quarter of fiscal 2007, we recorded an income tax benefit of $13.4 million related to Federal and State income tax settlements. The portion of the refunds that will be repaid to our defense customers is reflected as an unusual expense item of $2.3 million ($1.5 million after tax). Accordingly, after repayment to our defense customers, the net benefit is $11.9 million. In the first nine months of fiscal 2007, the Company recorded a charge of $4.4 million related to estimated unrecoverable costs associated with other legal matters.

Income Tax Provision (Benefit):

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2008	2007	Change*	2008	2007	Change*
			(in millions)
Income tax provision (benefit)	$1.0	$(12.4)	$13.4	$0.4	$(15.6)	$16.0

*	Primary reason for change. The income tax provision for the first nine months of fiscal 2008 is primarily related to state income tax expense. The income tax benefit for the first nine months of fiscal 2007 includes the forecasted refund associated with the fiscal 2007 tax net operating loss eligible for carryback and a $12.9 million benefit from Federal and State income tax settlements including research and development credit claim benefits, manufacturer’s investment credit claim benefits, and certain statute expirations.

The income tax provision for the third quarter of fiscal 2008 is primarily related to a reduction during the quarter in the forecasted refund associated with the fiscal 2008 tax net operating loss eligible for carryback and state income tax expense. The income tax benefit for the third quarter of fiscal 2007 includes the forecasted refund associated with the fiscal 2007 tax net operating loss eligible for carryback and a $13.4 million benefit from Federal and State income tax settlements including research and development credit claim benefits, manufacturer’s investment credit claim benefits, and certain statute expirations.

The difference between book earnings at the statutory rate and the income tax provision/(benefit) reflected is primarily related to a decrease in the valuation allowance due to the realization of certain deferred tax assets for both fiscal 2008 and fiscal 2007.

As of August 31, 2008, the liability for uncertain income tax positions was $3.1 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.
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
     Summarized financial information for discontinued operations is set forth below:

	Three months ended August 31,		Nine months ended August 31,
	2008	2007	2008	2007
		(in millions)
Net sales	$—	$—	$—	$—
Income (loss) before income taxes	0.2	(0.5)	(0.1)	29.7
Income tax provision (benefit)	—	(0.1)	—	0.2
Net income (loss) from discontinued operations	0.2	(0.4)	(0.1)	29.5
Adoption of New Accounting Principles
     As of November 30, 2007, we adopted SFAS No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires that the Unaudited Condensed Consolidated Balance Sheets reflect the funded status of the pension and postretirement plans. The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation. We have recognized the aggregate of all overfunded plans in prepaid pension assets and the aggregate of all unfunded plans in either postretirement medical and life benefits or accrued pension benefits. At August 31, 2008 and November 30, 2007, previously unrecognized actuarial (gains)/losses and the prior services (credits)/costs are included in accumulated other comprehensive loss in the Unaudited Condensed Consolidated Balance Sheets as required by SFAS 158 (see Note 6(g) of the Unaudited Condensed Consolidated Financial Statements). In future periods, the additional actuarial (gains)/losses and prior service (credits)/costs will be recognized in accumulated other comprehensive loss in the period in which they occur.
     On December 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). As of December 1, 2007, we had $3.2 million of unrecognized tax benefits, $3.0 million of which would impact our effective tax rate if recognized. The adoption resulted in a reclassification of certain tax liabilities from current to non-current, a reclassification of certain tax indemnification liabilities from income taxes payable to other current liabilities, and a cumulative effect adjustment benefit of $9.1 million that was recorded directly to our accumulated deficit. We recognize interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties are immaterial at the date of adoption and are included in unrecognized tax benefits. As of August 31, 2008, we had approximately $0.1 million of accrued interest related to uncertain tax positions. The tax years ended November 30, 2005 through November 30, 2007 remain open to examination for U.S. Federal income tax purposes. For our other major taxing jurisdictions, the tax years ended November 30, 2003 through November 30, 2007 remain open to examination.
     On December 1, 2007, we adopted SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. At the date of adoption, we did not elect to use the fair value option for any of our outstanding financial assets or liabilities. Accordingly, the adoption of SFAS 159 did not have an impact on our financial position or results of operations.
Operating Segment Information
     We evaluate our operating segments based on several factors, of which the primary financial measure is segment performance. Segment performance, which is a non-GAAP financial measure, represents net sales from continuing operations less applicable costs, expenses and provisions for unusual items relating to the segment. Excluded from segment performance are: corporate income and expenses, interest expense, interest income, income taxes, income or expenses related to divested businesses, and provisions for unusual items not related to the segment. We believe that segment performance provides information useful to investors in understanding our underlying operational performance. Specifically, we believe the exclusion of the items listed above permits an evaluation and a comparison of results for ongoing business operations, and it is on this basis that management internally assesses operational performance.

   Aerospace and Defense Segment

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2008	2007	Change*	2008	2007	Change*
			(in millions)
Net Sales	$171.0	$197.1	$(26.1)	$528.6	$536.9	$(8.3)
Segment Performance	8.8	15.0	(6.2)	37.0	41.5	(4.5)

*	Primary reason for change. The decrease in sale volume for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 was the result of the favorable close-out of the Titan program in fiscal 2007 and lower overall volume in defense programs in fiscal 2008.

Aerojet reports its fiscal year sales and income under a 52/53 week accounting convention. Fiscal 2008 is a 53 week year with the extra week accounted for in the first nine months of fiscal 2008, or one more week than as reported in the first nine months of fiscal 2007. Sales of $528.6 million for the first nine months of fiscal 2008 decreased from $536.9 million in the first nine months of fiscal 2007, reflecting decreases in various programs, including the Titan program, and the additional week of net sales of approximately $19 million in fiscal 2008.

Segment performance was income of $8.8 million in the third quarter of fiscal 2008 compared to income of $15.0 million in the third quarter of fiscal 2007. Segment performance was income of $37.0 million in the first nine months of fiscal 2008 compared to income of $41.5 million in the first nine months of fiscal 2007. The decrease in segment performance is primarily the result of: (i) the favorable performance on the close-out of the Titan program in fiscal 2007; and (ii) higher estimated environmental remediation costs in the current period (see Note 8(c) of the Notes to Unaudited Condensed Consolidated Financial Statements); partially offset by decreased retirement benefit plan expense in fiscal 2008.

As of August 31, 2008, our total contract backlog was approximately $1.0 billion compared with $912 million as of November 30, 2007. Total backlog includes both funded backlog (the amount for which money has been directly authorized by the U.S. Congress, or for which a purchase order has been received from a commercial customer) and unfunded backlog (firm orders for which funding has not been appropriated). Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. Backlog is subject to delivery delays or program cancellations which are beyond our control. Funded contract backlog was $690 million and $566 million at August 31, 2008 and November 30, 2007, respectively.
   Real Estate Segment
     Our actions continued to move us forward on the entitlement process for Rio Del Oro, Glenborough and Easton Place, Westborough, and Hillsborough. The actions covered such items as environmental remediation, land planning, traffic, wetlands, endangered species mitigation, and water supplies.

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2008	2007	Change*	2008	2007	Change*
			(in millions)
Net Sales	$1.5	$1.4	$0.1	$15.2	$4.7	$10.5
Segment Performance	1.0	1.4	(0.4)	9.4	2.8	6.6

*	Primary reason for change. Net sales for the third quarter of fiscal 2008 and fiscal 2007 consist of rental property operations. The increase in sales and segment performance in the first nine months of fiscal 2008 is primarily due to the sale of 400 acres of our Sacramento Land to Elliott for $10 million in the second quarter of fiscal 2008 resulting in a gain of $6.8 million.
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
   Arrangements with Off-Balance Sheet Risk
     As of August 31, 2008, obligations required to be disclosed in accordance with FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, consisted of:
     — $73.0 million in outstanding commercial letters of credit expiring within the next twelve months, the majority of which may be renewed, primarily to secure obligations for environmental remediation closure and insurance coverage.
     — Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to U.S. government agencies for environmental remediation activities.
     — Up to $2.1 million of reimbursements to Granite Construction Company (Granite) if the Company requests Granite to cease mining operations on certain portions of the Sacramento Land.
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

Liquidity and Capital Resources
Liquidity Requirements
     Short-term liquidity requirements consist primarily of recurring operating expenses; costs related to divested businesses, including but not limited to costs related to our retirement benefit plans; capital expenditures; debt service requirements; and rescission obligations on shares sold under our defined contribution 401(k) employee benefit plan. We expect to meet these requirements through available cash, generation of cash from our Aerospace and Defense segment, and our $80.0 million revolving credit facility (Revolver) all of which was available as of August 31, 2008.
     As of August 31, 2008, long-term liquidity requirements consist primarily of our long-term debt obligations. We expect to meet long-term liquidity requirements through cash provided from operations and, if necessary, with long-term borrowings and other financing alternatives. The availability and terms of any such financing will depend upon market and other conditions at the time.
Net Cash (Used in) Provided by Operating, Investing, and Financing Activities
     Cash and cash equivalents decreased by $34.6 million during the first nine months of fiscal 2008. The change in cash and cash equivalents is as follows:

	Nine months ended
	August 31,	August 31,
	2008	2007
	(in millions)
Net Cash (Used in) Provided by Operating Activities	$(15.8)	$2.2
Net Cash (Used in) Provided by Investing Activities	(12.6)	38.7
Net Cash Used in Financing Activities	(6.2)	(19.9)

Net (Decrease) Increase in Cash and Cash Equivalents	$(34.6)	$21.0

Net Cash (Used In) Provided by Operating Activities
     Operating activities used cash of $15.8 million in the first nine months of fiscal 2008 compared to cash generated of $2.2 million in the first nine months of fiscal 2007. During the second quarter of fiscal 2008, we funded $35.2 million into a grantor trust, which represents the liabilities associated with our Benefits Restoration Plan and the amounts that would be payable to officers who are party to executive severance agreements in the event of qualifying terminations of employment after a change of control of the Company (see Note 4 of the Unaudited Condensed Consolidated Financial Statements). Under the terms of the trust agreement, the assets of the trust are available to the general creditors in the event of bankruptcy or insolvency. The funding of the grantor trust was partially offset by the sale of 400 acres of our Sacramento Land for a cash price of $10 million in the second quarter of fiscal 2008 and $9.4 million of changes to working capital and other.
Net Cash (Used In) Provided by Investing Activities
     During the first nine months of fiscal 2008 and fiscal 2007, we invested $12.6 million and $10.8 million, respectively, in capital expenditures. The majority of our capital expenditures directly supports our contract and customer requirements and are primarily made for asset replacement, capacity expansion, development of new projects, and safety and productivity improvements.
     During the first nine months of fiscal 2007, we received $29.7 million from AMPAC in consideration for the cancellation and termination of an unsecured subordinated note receivable from AMPAC, including any interest due thereunder, and AMPAC’s obligation to make an earnings target payment associated with the sale of the Fine Chemicals business.
     Also, during the first nine months of fiscal 2007, restricted cash decreased by $19.8 million as a result of our repayment of our 5 3/4% Convertible Subordinated Notes (5 3/4% Notes).
Net Cash Used in Financing Activities
     During the first nine months of fiscal 2008, cash of $6.2 million was used for debt principal payments (see table below), $5 million of which was required to be repaid in conjunction with a real estate sale. Under the terms of the Senior Credit Facility, we were required to use 50% of the net sale proceeds of $10 million from the sale of 400 acres of our Sacramento Land in the second quarter of fiscal 2008, or $5 million, to repay outstanding principal on the term loan subfacilty.

     During the first nine months of fiscal 2007, cash of $19.9 million was used primarily for the retirement of our 5 3/4% Notes using restricted cash. The outstanding principal on the 5 3/4% Notes was cash collateralized in fiscal 2006 in order to prevent the early maturity of the senior credit facility in place at the time.
Borrowing Activity and Senior Credit Facility
     Our borrowing activity during the first nine months of fiscal 2008 was as follows:

	November 30,			August 31,
	2007	Additions	(Payments)	2008
	(in millions)
4% Contingent Convertible Subordinated Notes (4% Notes)	$125.0	$—	$—	$125.0
2 1/4% Convertible Subordinated Debentures (2 1/4% Debentures)	146.4	—	—	146.4
9 1/2% Senior Subordinated Notes	97.5	—	—	97.5
Term loan	74.6	—	(5.5)	69.1
Promissory notes	2.8	0.6	(0.7)	2.7

Total Debt and Borrowing Activity	$446.3	$0.6	$(6.2)	$440.7

     In June 2007, we entered into a $280.0 million senior credit facility (Senior Credit Facility) which provided for an $80.0 million Revolver and a $200.0 million credit-linked facility, consisting of a $125.0 million letter of credit subfacility and a $75.0 million term loan subfacility. As of August 31, 2008, the borrowing limit under the Revolver was $80.0 million with all of it available. Also as of August 31, 2008, we had issued $73.0 million outstanding letters of credit under the $125.0 million letter of credit subfacility and had permanently reduced the amount of our term loan subfacility to the $69.1 million outstanding.
     During the second quarter of fiscal 2008, we sold 400 acres of our Sacramento Land to Elliott for a cash price of $10 million. Under the terms of the Senior Credit Facility, we were required to use 50% of the net sale proceeds, or $5 million, to repay outstanding principal on the term loan subfacilty.
     The Senior Credit Facility is secured by a substantial portion of our real property holdings and substantially all of our other assets, including the stock and assets of our material domestic subsidiaries that are guarantors of the facility. We are subject to certain limitations including the ability to: incur additional senior debt, release collateral, retain proceeds from asset sales and issuances of debt or equity, make certain investments and acquisitions, grant additional liens, and make restricted payments, including stock repurchases and dividends. We are also subject to the following financial covenants:

	Actual Ratios as of	Required Ratios	Required Ratios
Financial Covenant	August 31, 2008	Through November 30, 2009	December 1, 2009 and thereafter
Interest coverage ratio	4.82 to 1.00	Not less than: 2.25 to 1.00	Not less than: 2.25 to 1.00
Leverage ratio	3.41 to 1.00	Not greater than: 5.75 to 1.00	Not greater than: 5.50 to 1.00
     We were in compliance with our financial covenants as of August 31, 2008. See below for a discussion of the impact of the registered rescission offer on the Senior Credit Facility.
Outlook
     We believe that our existing cash and cash equivalents and our Revolver provide sufficient funds to meet our operating plan for the next twelve months and the registered rescission offer discussed below. The operating plan for this period provides for full operation of our businesses, and interest and projected principal payments on our debt. However, as disclosed in Notes 8(a) and 8(b) of the Notes to Unaudited Condensed Consolidated Financial Statements, we have exposure for certain legal and environmental matters. We believe that it is currently not possible to estimate the impact, if any, that the ultimate resolution of certain of these matters will have on our financial position, results of operations, or cash flows.
     We inadvertently failed to register with the SEC the issuance of certain of our common shares under our defined contribution 401(k) employee benefit plan (the Plan). As a result, certain purchasers of securities pursuant to the Plan may have the right to rescind their purchases for an amount equal to the purchase price paid for the securities (or if such security has been disposed of, to receive damages with respect to any loss on such disposition) plus interest from the date of purchase. We intend to make a registered rescission offer to eligible Plan participants which could result in the purchase of approximately 0.9 million shares of common stock (see Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements). We are seeking an amendment to our Senior Credit Facility in connection with such rescission offer. There can be no assurance that we will be able to obtain the consent of lenders under our Senior Credit Facility or that, as a condition to consent, the lenders will not require that the terms of the Senior Credit Facility be amended in a manner that is unfavorable to us, including a possible increase in interest, fees, and covenant changes.
     The holders of our 4% Notes may require us to repurchase for cash all or a portion of our outstanding $125.0 million 4% Notes on January 16, 2010 at a price equal to 100% of the principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any. Additionally, the holders of our 2 1/4% Debentures may require us to repurchase all or part of our outstanding $146.4 million 2 1/4% Debentures on November 20, 2011 at a price equal to 100% of the principal amount plus accrued and unpaid interest, including liquidated damages, if any, payable in cash, to but not including the repurchase date, plus, in certain circumstances, a make-whole premium, payable in common stock. We plan to address our capital structure requirements, including the potential repurchase of our 4% Notes and 2 1/4% Debentures, using cash on hand and accessing capital markets to secure debt and equity financing while continuing to strengthen our balance sheet and evaluating opportunities surrounding our real estate assets. The timing, terms, size, and pricing of any debt and equity financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing. A more detailed description of our existing debt obligations can be found in our most recent Annual Report on Form 10-K for the fiscal year ended November 30, 2007.
     Major factors that could adversely impact our forecasted operating cash and our financial condition are described in the section “Risk Factors” in Item 1A of our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2007.
Forward-Looking Statements
     Certain information contained in this report should be considered “forward-looking statements” as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words “believe,” “estimate,” “anticipate,” “project” and “expect,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation and anticipated costs of capital. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Some important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in the section “Risk Factors” in Item 1A of our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2007 and future filings with the SEC include, but are not limited to, the following:
•	effects of changes in management and board membership on the Company’s operations and/or business strategy;

•	cancellation or material modification of one or more significant contracts;

•	future reductions or changes in U.S. government spending;

•	failure to comply with regulations applicable to contracts with the U.S. government;

•	significant competition and the Company’s inability to adapt to rapid technological changes;

•	product failures, schedule delays or other problems with existing or new products and systems or cost-overruns on the Company’s fixed-price contracts;

•	the possibility that environmental and other government regulations that impact the Company become more stringent or subject the Company to material liability in excess of its established reserves;

•	requirements to provide guarantees and/or letters of credit to financially assure the Company’s environmental obligations;

•	environmental claims related to the Company’s current and former businesses and operations;

•	the release or explosion of dangerous materials used in the Company’s businesses;

•	reduction in airbag propellant sales volume;

•	disruptions in the supply of key raw materials and difficulties in the supplier qualification process, as well as raw materials price increases;

•	changes in economic and other conditions in the Sacramento metropolitan area, California real estate market or changes in interest rates affecting real estate values in that market;

•	the Company’s limited experience in real estate activities and the ability to execute its real estate business plan, including the Company’s ability to obtain or caused to be obtained, the necessary final governmental zoning, land use and environmental approvals and building permits;

•	the Company’s property being subject to federal, state and local regulations and restrictions that may impose significant limitations on the Company’s plans, with much of the Company’s property being raw land located in areas that include the natural habitats of various endangered or protected wildlife species;

•	the cost of servicing the Company’s debt and compliance with financial and other covenants;

•	the results of significant litigation;

•	costs and time commitment related to acquisition activities;

•	additional costs related to the Company’s divestitures;

•	a strike or other work stoppage or the Company’s inability to renew collective bargaining agreements on favorable terms;

•	the loss of key employees and shortage of available skilled employees to achieve anticipated growth;

•	fluctuations in sales levels causing the Company’s quarterly operating results to fluctuate;

•	occurrence of liabilities that are inadequately covered by indemnity or insurance;

•	changes in the Company’s contract-related accounting estimates;

•	new accounting standards that could result in changes to our methods of quantifying and recording accounting transactions;

•	effects of changes in discount rates, returns on plan assets, and government regulations of defined benefit pension plans;

•	failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act;

•	the Company’s plans to effect a rescission offer relating to its 401(k) employee benefit plan;

•	the ability of the Company to obtain consent of its lenders under the Senior Credit Facility to effect a rescission offer on terms favorable to the Company; and

•	those risks detailed from time to time in the Company’s reports filed with the SEC.
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
     As of August 31, 2008, our debt totaled $440.7 million: $371.6 million, or 84% was at an average fixed rate of 4.75%; and $69.1 million or 16% was at a variable rate of 5.06%.
     The estimated fair value of our total debt was $395.0 million as of August 31, 2008 compared to a carrying value of $440.7 million. The fair values of the term loan, convertible subordinated notes, senior subordinated notes, and convertible subordinated debentures were determined based on quoted market prices as of August 31, 2008. The fair value of the remaining debt was determined to approximate carrying value.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
     Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended August 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

	Nine Months	Year	Year
	Ended	Ended,	Ended
	August 31,	Nov. 30,	Nov. 30,
	2008	2007	2006
	(dollars in thousands)
Claims filed	—	2	1
Claims dismissed	—	1	1
Claims settled	2	6	2
Claims pending	1	3	8
Aggregate settlement costs	$6	$849	$76
Average settlement costs	$3	$141	$38
     Legal and administrative fees for the vinyl chloride cases for the first nine months of fiscal 2008 were $0.3 million. Legal and administrative fees for the vinyl chloride cases for fiscal years 2007 and 2006 were $0.3 million and $0.4 million, respectively.
     Asbestos Cases. The following table sets forth information related to our historical product liability costs associated with our asbestos litigation cases.

	Nine Months	Year	Year
	Ended	Ended,	Ended
	August 31,	Nov. 30,	Nov. 30,
	2008	2007	2006
	(dollars in thousands)
Claims filed	28 *	57 **	62
Claims dismissed	22	43	55
Claims settled	5	8	5
Claims pending	161	160	154
Aggregate settlement costs	$246	$72	$67
Average settlement costs	$49	$9	$14

*	Net of one case tendered to a third party under a contractual indemnity obligation.

**	Net of two cases tendered to a third party under a contractual indemnity obligation.
     Legal and administrative fees for the asbestos cases for the first nine months of fiscal 2008 were $0.4 million. Legal and administrative fees for the asbestos cases for fiscal years 2007 and 2006 were $0.9 million and $0.5 million, respectively.
Item 1A. Risk Factors
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
     On March 5, 2008, Terry L. Hall resigned as a Director and as our Chief Executive Officer and President and our Board appointed three new Directors. The Board appointed J. Scott Neish, Vice President and President of Aerojet-General Corporation, to serve as our interim Chief Executive Officer and President, pending the results of a search to identify qualified candidates to fill this position on a permanent basis. On May 15, 2008, Timothy A. Wicks, Chairman of the Board, Todd R. Snyder and Sheila E. Widnall resigned as

Directors of the Company. Our Board of Directors appointed James H. Perry and Thomas A. Corcoran as new Directors on May 16, 2008 and September 25, 2008, respectively. As a result of these changes in our Board, two of our Directors have been on the Board since March of 2006, and the remaining five Directors have been elected or appointed to the Board on or after March 5, 2008.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We sponsor a defined contribution 401(k) employee benefit plan (the Plan) and participation in the Plan is available to all employees. Company contributions to the Plan are based on a percentage of employee contributions. The Company’s contributions to the Plan are invested entirely in the GenCorp Stock Fund, and in accordance with the terms of the Plan, may be funded with cash or shares of GenCorp common stock. Since 2003, the Company’s contributions to the Plan have been funded entirely by shares of GenCorp common stock issued by the Company. There are no restrictions on participants reallocating all or a part of their accounts in the GenCorp Stock Fund to other investment choices.
     Other GenCorp common stock held in the GenCorp Stock Fund (i.e. by virtue of employee contributions into the stock fund or by transfers from other of the Plan’s investment funds into the GenCorp Stock Fund) is purchased by the Plan trustee who accumulates the Plan contributions that are directed to the GenCorp Stock Fund and purchases for the GenCorp Stock Fund shares of GenCorp common stock in open market transactions. Nevertheless, because the Company sponsors the Plan, the Company may have been required to register certain transactions in the Plan related to shares of GenCorp common stock. We discovered that we may be deemed to have been required to file a Form S-8 several years ago to register additional share transactions in the Plan. Consequently, over the last twelve months, we may have inadvertently failed to register transactions in the Plan relating to approximately 0.9 million shares.
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
     As a result, certain Plan participants who purchased such securities pursuant to the Plan may have the right to rescind certain of their purchases for an amount equal to the purchase price paid for the securities (or if such security has been sold, to receive damages with respect to any loss incurred on such sale) plus interest from the date of purchase. We intend to make a registered rescission offer to eligible plan participants (see Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements). The outstanding shares subject to potential rescission rights (representing approximately 0.9 million shares outstanding as of August 31, 2008) are reflected as redeemable common stock on our Unaudited Condensed Consolidated Balance Sheets.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a - 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a - 14 (a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a - 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith. All other exhibits have been previously filed.
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GenCorp Inc.
Date: September 26, 2008	By:	/s/ J. Scott Neish
J. Scott Neish
Interim President and Interim Chief Executive Officer (Principal Executive Officer)

Date: September 26, 2008	By:	/s/ Yasmin R. Seyal
Yasmin R. Seyal
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: September 26, 2008	By:	/s/ R. Leon Blackburn
R. Leon Blackburn
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.