Form 10-K
period 2008-11-30
GENCORP INC
filed 2009-02-12
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2008
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☑ No

The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of May 31, 2008 was approximately $476 million.

As of January 30, 2009, there were 58.4 million outstanding shares of the Company’s Common Stock, $0.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2009 Proxy Statement of GenCorp Inc. relating to its annual meeting of shareholders scheduled to be held on March 25, 2009 are incorporated by reference into Part III of this Report.

GENCORP INC.

Annual Report on Form 10-K
For the Fiscal Year Ended November 30, 2008

*	The information called for by Items 10, 11, 12, 13, and 14, to the extent not included in this Report, is incorporated herein by reference to the information to be included under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board Committees,” “Executive Compensation,” “Director Compensation,” “Compensation Committee Report” “Compensation Committee Interlocks and Insider Participation,” “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Officers and Directors,” “Employment Agreements and Indemnity Agreements,” “Potential Payments upon Termination of Employment or Change in Control,” “Determination of Independence of Directors,” and “Ratification of the Appointment of Independent Registered Public Accounting Firm,” in GenCorp Inc.’s 2009 Proxy Statement, within 120 days after the close of our fiscal year.

PART I

Item 1.	Business

Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10-K, the terms “we,” “our,” and “us” refer to GenCorp Inc. and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America.

Certain information contained in this Annual Report on Form 10-K should be considered “forward-looking statements” as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans, and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words “believe,” “estimate,” “anticipate,” “project” and “expect,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions, and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation, availability of capital, and anticipated costs of capital. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Some important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in the section “Risk Factors” in Item 1A of this Report.

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

Aerospace and Defense — includes the operations of Aerojet-General Corporation (Aerojet) which develops and manufactures propulsion systems for defense and space applications, armament systems for precision tactical weapon systems and munitions applications. We are one of the largest providers of such propulsion systems in the United States (U.S.) and the only U.S. company that provides both solid and liquid propellant based systems. Primary customers served include major prime contractors to the U.S. government, the Department of Defense (DoD), and the National Aeronautics and Space Administration (NASA).

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

Our fiscal year ends on November 30 of each year. When we refer to a fiscal year, such as fiscal 2008, we are referring to the fiscal year ended on November 30 of that year.

Sales, segment performance, total assets, and other financial data for each segment for fiscal 2008, 2007, and 2006 are set forth in Note 10 to the Consolidated Financial Statements, included in Item 8 of this Report.

We were incorporated in Ohio in 1915 and our principal executive offices are located at Highway 50 and Aerojet Road, Rancho Cordova, CA 95742. Our mailing address is P.O. Box 537012, Sacramento, CA 95853-7012 and our telephone number is 916-355-4000.

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

Aerospace and Defense

For over 60 years, Aerojet has been an industry leader and pioneer in the development of critical products and technologies that have strengthened the U.S. military and enabled the exploration of space. Aerojet focuses on developing military, civil, and commercial systems and components that address the needs of the aerospace and defense industry markets. Due to the diversity of its propulsion technologies and the synergy of its product lines, Aerojet believes it is in a unique competitive position to offer its customers the most innovative and advanced solutions available in the domestic propulsion market. Aerojet has been able to capitalize on its strong technical capabilities to become a critical provider of components and systems for major propulsion programs. Aerojet propulsion systems have flown on human and robotic missions for NASA since the inception of the U.S. Space Program, and Aerojet has been a major supplier of propulsion products to the DoD since the founding of Aerojet. Principal customers include the DoD, NASA, United Launch Alliance (ULA), The Boeing Company (Boeing), Lockheed Martin Corporation (Lockheed Martin), and Raytheon Company (Raytheon).

•	Defense systems — Our defense system products include liquid, solid, and air-breathing propulsion systems and components. In addition, Aerojet is a supplier of both composite and metallic aerospace structural components, fire suppression systems and armament systems to the DoD and its prime customers. Product applications for our defense systems include strategic, tactical and precision strike missiles, missile defense systems, maneuvering propulsion systems, precision war-fighting systems, and specialty metal products.

•	Space systems — Our space systems products include liquid, solid, and electric propulsion systems and components. Product applications for space systems include expendable and reusable launch vehicles, transatmospheric vehicles and spacecraft, separation and maneuvering systems, upper stage engines, satellites, large solid boosters, and integrated propulsion subsystems.

Industry Overview

Broad support continues for DoD and NASA funding in the Government Fiscal Year ending September 30 (GFY), 2009 and beyond. However, these Federal department/agency budgets are under severe pressure due to the cost impacts of the global war on terrorism, the cost of military operations in Iraq and Afghanistan, the ongoing world-wide financial crisis, and a rising U.S. federal deficit. As a result, both the DoD and NASA budgets are expected to grow at modest levels through 2012.

Department of Defense

The Obama Administration has indicated that it is committed to maintaining adequate funding for the Department of Defense and building Defense capabilities for the 21st century. President Obama’s stated focus areas that directly relate to Aerojet products are: fully equipping U.S forces for the missions they face; preserving global reach in the Air; maintaining power projection at Sea; protecting the U.S in cyberspace; ensuring freedom of Space; and a pragmatic and cost-effective development of Missile Defense. Congress has indicated they plan to work closely with the new Administration on these focus areas.

Following a period of budget decreases in the post-Cold War era, the U.S. defense appropriations have increased in recent years. Defense appropriations have risen to over $487 billion in GFY 2009 from $439 billion in GFY 2008. We expect the U.S. defense budgets for research, development, test and evaluation (RDT&E) and procurement, the primary funding sources for Aerojet’s programs, to remain level, with annual forecasts for RDT&E declining slightly, while procurement continues to show a slight increase through GFY 2012. While the top line DoD budget continues to increase, the Pentagon has announced it plans to reduce the overall rate of growth. Although the ultimate distribution of the Defense budget remains uncertain, Aerojet is well positioned to benefit from DoD investment in: high-priority, transformational systems that address current war fighting requirements; the re-capitalization of weapon systems and equipment being expended during combat deployments; and, systems that meet new threats world-wide.

NASA

Congress and the Obama Administration have indicated they believe NASA funding needs to be increased and more balanced across exploration, science, and aeronautics. NASA is operating under a Continuing Resolution through March 2009, at an annual funding level of $17.3 billion. The Obama Administration and Congress are expected to increase NASA GFY 2009 appropriations above the current Continuing Resolution annual funding level. In addition, there is broad support to fund the Constellation Program which will provide a new crew exploration spacecraft and launch system to replace the Space Shuttle. Earth Science, Space Science, and Aeronautics should receive funding increases.

In 2009, NASA’s primary space exploration objectives will be to: (i) complete construction of the International Space Station; (ii) phase out the Space Shuttle by 2010 at the earliest; (iii) develop Orion, a new crew exploration spacecraft and its launch vehicle Ares I; and (iv) move forward with the Commercial Orbital Transport System, which is designed to resupply the International Space Station.

The Orion prime contractor, Lockheed Martin, selected Aerojet to develop and produce all in-space propulsion for the Orion service and crew modules. In addition, Orbital Sciences, under contract to Lockheed Martin for the Orion launch abort system (LAS) selected Aerojet for significant propulsion work on the LAS program. The Orion program as currently envisioned represents potentially a decade’s long production program for Aerojet that will be the focal point for future U.S. human space exploration.

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

Competition

As the only domestic supplier of all four propulsion types — solid, liquid, air-breathing, and electric — we believe that Aerojet is in a unique competitive position. The diversity of its technologies and synergy of its product lines offer Aerojet customers the most innovative and advanced solutions available in the domestic propulsion market. The basis on which Aerojet competes in the Aerospace and Defense industry varies by program, but generally is based upon technology, quality, service, and price. Although market competition is intense, we believe Aerojet possesses innovative and advanced propulsion solutions, combined with adequate resources to continue to compete successfully.

Participation in the defense and space propulsion market can be capital intensive requiring long research and development periods that represent significant barriers to entry. Aerojet may partner on various programs with its major customers or suppliers, some of whom are, from time to time, competitors on other programs.

The table below lists primary participants in the propulsion market:

Company	Parent	Propulsion Type	Propulsion Application

Aerojet	GenCorp Inc.	Solid, liquid, air- breathing, electric	Launch, in-space, tactical, strategic, missile defense
Alliant Techsystems	Alliant Techsystems Inc.	Solid, air-breathing	Launch, tactical, strategic, missile defense
Astrium	European Aeronautics Defense and Space Company; and BAE Systems	Solid, liquid	In-space, tactical
Northrop Grumman Space Technology	Northrop Grumman Corporation	Liquid	In-space
Pratt & Whitney Rocketdyne	United Technologies Corporation	Liquid, air-breathing, electric	Launch, in-space, missile defense
American Pacific Corporation	American Pacific Corporation	Liquid, electric	In-space

The domestic solid and liquid propulsion markets remained unchanged in fiscal 2008 with Aerojet in the number two position in both markets, second to Alliant Techsystems in solid propulsion (solids) and Pratt & Whitney Rocketdyne in liquid propulsion (liquids).

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

Customers that represented more than 10% of net sales for the fiscal years presented are as follows:

	Year Ended November 30,
	2008	2007	2006

Raytheon	27%	28%	19%
Lockheed Martin	26	28	39
Boeing	*	*	10

*	Less than 10% of net sales

Effective December 1, 2006, Lockheed Martin and Boeing formed the joint venture ULA. ULA operates the space launch systems using the Atlas® V, Delta II, and Delta IV. The formation of ULA impacts the comparability of the net sales in fiscal 2008 and fiscal 2007 to fiscal 2006 for Lockheed Martin and Boeing.

Direct sales to the U.S. government and its agencies, or government customers, and indirect sales to U.S. government customers via direct sales to prime contractors accounted for a total of approximately 86% of sales, or approximately $641.7 million, in fiscal 2008. The following are percentages of net sales by principal end user in fiscal 2008:

U.S. Navy	26%
U.S. Air Force	22
U.S. Army	22
NASA	16

Total U.S. government customers	86
Other customers	14

Total	100%

Major Programs

Defense Systems — Aerojet maintained a strong position in the defense market segment in fiscal 2008 with key new and follow-on awards. Significant new wins included the propulsion system for the Joint Air to Ground Missile (JAGM), the Multiple Kill Vehicle System, and other controllable solids programs. Important follow-on awards were received on the propulsion system for the Ground Based Midcourse Defense Exoatmospheric Kill Vehicle Divert and Attitude Controls System (GMD EKV DACS), Standard Missile 3, Standard Missile 3 Throttling Divert Attitude Control System, and F-22 programs. These successes continue to strengthen our position as a propulsion leader in missile defense and tactical systems. In addition, in April 2008, the Company again earned the Boeing Company’s “Supplier of the Year Award” for its commitment to superior performance and customer satisfaction.

Aerojet, who also won a Boeing supplier of the year award in 2005, was one of eleven (11) companies honored for its 2007 performance. We believe Aerojet is in a unique competitive position due to the diversity of propulsion technologies (solid, liquid, and air-breathing), complete warhead capabilities, composites and metallic structures expertise, and the synergy of its product lines to offer defense customers the most innovative and advanced solutions available in the domestic market.

A subset of our key defense systems programs are listed below:

Primary
Program	Customer	End Users	Program Description	Program Status

Advanced Second and Third Stage Booster	U.S. Air Force	U.S. Air Force	Solid booster	Development
Army Tactical Missile System	Lockheed Martin	U.S. Army	Tactical solid rocket motors	Production
F-22 Raptor Aircraft	Boeing	U.S. Air Force	Advanced electron beam welding for airframe structures	Production
Ford Crown Victoria Police Interceptor	Ford Motor Co.	Ford Motor Co.	Fire suppression systems	Production
Ground Based Mid-Course Defense Exoatmospheric Kill Vehicle Liquid Divert and Attitude Control Systems	Raytheon	Missile Defense Agency	Liquid propulsion divert and attitude control propulsion systems	Development/ Production
Javelin	Lockheed Martin/Raytheon	U.S. Army	Tactical solid rocket motors	Development/ Production
Joint Air to Ground Missile	Lockheed Martin	U.S. Army	Tactical solid rocket motors	Development
Minuteman III	Northrop Grumman Corporation	U.S. Air Force	Liquid maneuvering propulsion	Development/ Production
Multiple Launch Rocket System	Lockheed Martin	U.S. Army	Tactical solid rocket motors	Production
Patriot Advanced Capability -3	Lockheed Martin	U.S. Army, Missile Defense Agency	Tactical solid rocket motors	Development/ Production
Standard Missile	Raytheon	U.S. Navy, Missile Defense Agency	Tactical solid rocket motors, throttling divert and attitude control systems and warhead	Development/ Production
Specialty Metal Products	General Dynamics and Others	U.S. Army	Specialty metal products	Development/ Production
Supersonic Sea Skimming Target	Orbital Sciences Corporation	U.S. Navy	Variable flow ducted rocket (air-breathing)	Production
Tactical Tomahawk	Raytheon	U.S. Navy	Tactical solid rocket motors and warheads	Production
Terminal High Altitude Air Defense	Lockheed Martin	U.S. Army, Missile Defense Agency	Tactical solid rocket motors	Development Production
Trident D5	Lockheed Martin	U.S. Navy	Post boost control system	Production
Tube-launched, Optically-tracked, Wire-guided Missile (TOW)	Raytheon	U.S. Army	Tactical missile warheads	Production

Space Systems — In fiscal 2008, Aerojet maintained its strong market position in space systems by capturing important propulsion contracts. These included the Bigelow Sundancer propulsion model supporting the emerging entrepreneurial space market, the LOX Methane AME Support Exploration program, and the Taurus 2 program with Orbital Sciences.

Aerojet’s commitment to quality and excellence in its space systems programs was reflected in its fiscal 2008 100% success on several space exploration and other critical missions using Aerojet’s products, including touchdown of Phoenix; ATV successful first mission; launch of five (5) Delta II vehicles and two (2) Atlas V XSS missions; and launch of Cosmo 3.

These successes strengthen our legacy of supplying mission critical propulsion systems to the DoD and NASA as we have since the inception of the U.S. civil and military space programs and support our position as a critical supplier to our space systems customers.

A subset of our key space system programs is listed below:

Primary
Program	Customer	End Users	Program Description	Program Status

Advanced Extremely High Frequency MilSatCom	Lockheed Martin	U.S. Air Force	Electric and liquid spacecraft thrusters	Production
Atlas V	United Launch Alliance	U.S. Air Force, Commercial	Solid “strap-on” booster motors, upper stage thrusters, and separation motors	Production
Bigelow Sundancer	Bigelow Aerospace	Commercial	Integrated propulsion systems and controls	Development and production
Delta II	United Launch Alliance	NASA, U.S. Air Force, Commercial	Upper stage pressure-fed liquid rocket engines	Production
Delta IV	United Launch Alliance	NASA, U.S. Air Force, Commercial	Upper stage thrusters	Production
Geostationary Satellite Systems	Lockheed Martin, Loral, Boeing, Orbital Sciences Corporation, Astrium	Various	Electric and liquid spacecraft thrusters, propellant tanks and bi-propellant apogee engines	Production
Global Positioning Systems	Boeing	U.S. Air Force	Integrated propulsion systems	Development/ Production
Hydrocarbon Booster	Air Force Research Laboratory	U.S. Air Force	Liquid booster	Development
LOX Methane Reaction Control Engine	NASA	NASA	Develop fuels for reaction control engine	Development
Mars Lander Engine	Jet Propulsion Lab (JPL)	JPL	Liquid spacecraft thrusters	Qualification and production
Orion Crew Mode & Service Mode Propulsion	Lockheed Martin/Orbital Sciences	NASA	Develop and qualify engines and propulsion systems for human spaceflight system	Development
Taurus 2	Orbital Sciences	NASA, Commercial	Provide booster engines for launch vehicle	Qualification and production
Titan IV	Lockheed Martin	U.S. Air Force	Program in contract and facility close out	Final Titan IV launched in 2005
Upper Stage Engine Technology	U.S. Air Force Research Laboratory	NASA, U.S. Air Force	Develop design tools for future upper stage liquid engines	Development

Contract Types

Under each of its contracts, Aerojet acts either as a prime contractor, where it sells directly to the end user, or as a subcontractor, selling its products to other prime contractors. Research and development contracts are awarded during the inception stage of a program’s development. Production contracts provide for the production and delivery of mature products for operational use. Aerojet’s contracts are primarily categorized as either “fixed-price” or “cost-reimbursable.” During fiscal 2008, approximately 46% of our net sales was from fixed-price contracts and 41% from cost-reimbursable contracts.

Fixed-price contracts are typically (i) fixed-price, (ii) fixed-price-incentive fee, or (iii) fixed-price level of effort contracts. For fixed-price contracts, Aerojet performs work for a fixed price and realizes all of the profit or loss resulting from variations in costs of performance. For fixed-price-incentive contracts, Aerojet receives increased or decreased fees or profits based upon actual performance against established targets or other criteria. For fixed-price level of effort contracts, Aerojet generally receives a structured fixed price per labor hour, dependent upon the customer’s labor hour needs. All fixed-price contracts present the risk of unreimbursed cost overruns potentially resulting in losses.

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

Many programs under contract have product life cycles exceeding 10 years, such as the Standard Missile, TOW, and Tomahawk programs. It is typical for U.S. government propulsion contracts to be relatively small during development phases that can last from two to five years, followed by low-rate and then full-rate production, where annual funding can grow as high as approximately $30 million to $60 million per year over many years.

Government Contracts and Regulations

Our sales are driven by pricing based on costs incurred to produce products or perform services under contracts with the U.S. government. U.S. government contracts generally are subject to Federal Acquisition Regulations (FAR), agency-specific regulations that implement or supplement FAR, such as the DoD’s Defense Federal Acquisition Regulations and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, and audit requirements. A contractor’s failure to comply with these regulations and requirements could result in reductions of the value of contracts, contract modifications or termination, and the assessment of penalties and fines and could lead to suspension or debarment from government contracting or subcontracting for a period of time. In addition, government contractors are also subject to routine audits and investigations by U.S. government agencies such as the Defense Contract Audit Agency (DCAA). These agencies review a contractor’s performance, cost structure, and compliance with applicable laws, regulations, and standards. The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation, and information systems.

Backlog

As of November 30, 2008, our total contract backlog was $1,035 million compared with $912 million as of November 30, 2007. Of our November 30, 2008 contract backlog, approximately $535 million, or 52%, is not expected to be filled within one year. Funded backlog was $675 million and $566 million at November 30, 2008 and 2007, respectively.

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

The following table summarizes Aerojet’s research and development expenditures during the past three fiscal years:

	Year Ended
	November 30,
	2008	2007	2006
	(In millions)

Customer-funded	$252	$269	$220
Company-funded	11	17	14

Total research and development expenditures	$263	$286	$234

Suppliers, Raw Materials and Seasonality

The national aerospace supply base continues to consolidate due to economic, environmental, and marketplace circumstances beyond Aerojet’s control. The loss of key qualified suppliers of technologies, components, and materials can cause significant disruption to Aerojet program performance and cost.

Availability of raw materials and supplies to Aerojet is generally sufficient. Aerojet is sometimes dependent, for a variety of reasons, upon sole-source or flight qualified suppliers and has in some instances in the past experienced difficulties meeting production and delivery obligations because of delays in delivery or reliance on such suppliers. We closely monitor sources of supply to assure adequate raw materials and other supplies needed in our manufacturing processes are available. As a U.S. government contractor, we are frequently limited to procuring materials and components from sources of supply that meet rigorous customer and/or government specifications. In addition, as business conditions, DoD budgets, and Congressional allocations change, suppliers of specialty chemicals and materials sometimes consider dropping low-volume items from their product lines. This may require us to qualify new suppliers for raw materials on key programs.

We are also impacted, as is the rest of the industry, by increases in the prices and lead-times of raw materials used in production on various fixed-price contracts. We have seen an increase in the price and lead-times for commodity metals, primarily steel, titanium and aluminum. Aerojet monitors the price and supply of these materials and wherever possible works closely with suppliers to schedule purchases far enough in advance and in the most economical means possible to minimize program impact.

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

Real Estate

Through our Aerojet subsidiary, we own approximately 12,200 acres of land in the Sacramento metropolitan area (Sacramento Land). The Sacramento Land is located 15 miles east of downtown Sacramento, California along U.S. Highway 50, a key growth corridor in the region. We believe the Sacramento Land has competitive advantages over other land in the area, including being one of the largest single-owner land tracts suitable for development in the Sacramento region and being a desirable “in-fill” location surrounded by residential and business properties.

The Sacramento Land was acquired in the early 1950s for our aerospace and defense operations. Most of the Sacramento Land was used to provide safe buffer zones for testing and manufacturing operations. Changes in propulsion technology coupled with the relocation of certain of our propulsion operations led us to determine that some portions of the Sacramento Land were no longer needed for our operations in Sacramento. Consequently, our plan has been to reposition the excess Sacramento Land to optimize its value. We currently have entitlement requests pending for the re-zoning of approximately 6,000 acres of excess Sacramento Land. Our entitlement efforts are expected to increase the excess land value over its current value. The term “entitlements” is generally used to denote the set of regulatory approvals required to allow land to be zoned for requested uses. Required regulatory approvals vary with each land zoning proposal and may include permits, land use master plans, zoning designations, state and federal environmental documentation, and other regulatory approvals unique to the land.

The housing market in the Sacramento region continued to struggle in 2008. However, we believe that this downturn does not change the long-term prospects for the Sacramento region, which we believe still remains an attractive and affordable alternative to the San Francisco Bay area and other large metropolitan areas of California. We believe the Sacramento area demographic and real estate fundamentals support our objective of creating value by re-zoning a substantial portion of the excess Sacramento Land.

Concurrent with our entitlements efforts, we will continue to explore how we might best obtain value from our excess Sacramento Land, including outright sales, and/or joint ventures with real estate developers, residential builders, and/or other third parties.

The Sacramento Land is comprised as follows (in acres):

	Environmentally	Environmentally
	Unrestricted	Restricted(1)	Total

Excess Sacramento Land for which we are currently seeking entitlement	4,832	1,217	6,049
Land available for future entitlement(2)	676	242	918

Excess Sacramento Land	5,508	1,459	6,967
Operations land(3)	24	5,179	5,203

Total Sacramento Land	5,532	6,638	12,170

(1)	See Note 7(c) in Notes to Consolidated Financial Statements for a discussion of the federal and/or state environmental restrictions affecting portions of the Sacramento Land.

(2)	We believe it will be several years before any of this excess Sacramento Land is available for future change in entitlement. Some of this excess land is outside the current Urban Services Boundary established by the County of Sacramento (County) and all of it is far from existing infrastructure, making it uneconomical to pursue entitlement for this land at this time.

(3)	We believe that the operations land is more than adequate for our long-term needs. As we reassess needs in the future, portions of this land may become available for entitlement.

Sacramento Land for Which We are Seeking Entitlement

We are currently seeking entitlement on approximately 6,000 acres of excess Sacramento Land under the brand name of Easton. Our Easton master plans reflect efforts to make Easton one of the finest master-planned communities in the region. Easton will include a broad range of housing as well as office, industrial, retail, and recreational uses. The broad range of land uses will ensure long-term value enhancement of our excess land. The entitlement process in California is long and uncertain with approvals required from various authorities, including local jurisdictions, the U.S. Army Corps of Engineers (USACE) and the U.S. Department of Interior, Fish and Wildlife Service (USFWS).

The acreage and other information regarding the various Easton projects are summarized as follows:

	Environmentally	Environmentally
Easton Projects	Unrestricted	Restricted(1)	Total

Glenborough and Easton Place	1,043	349	1,392
Rio del Oro	1,818	491	2,309
Westborough	1,387	272	1,659
Hillsborough	532	97	629
Office Park and Auto Mall	52	8	60

Total Easton acreage	4,832	1,217	6,049

(1)	The environmentally restricted acreage described above is subject to restrictions imposed by state and/or federal regulatory agencies because of our historical propulsion system testing and manufacturing activities, even though most of the land was never used for such activities. We are actively working with the various regulatory agencies to have the restrictions removed as early as practicable.

Due to the long-term nature and inability to estimate the timing of entitling land in California, we will no longer forecast “Expected Entitlement Dates.” Additional information concerning each of Easton projects is set forth below.

Glenborough at Easton and Easton Place

Background — In 2004, we filed an application with the County for a general plan amendment and request for re-zoning of an approximate 1,400 acre master-planned community called Glenborough at Easton and Easton Place.

Status — The County began preparation of the Environmental Impact Review (EIR) for Glenborough at Easton and Easton Place in June 2005. The County released the administrative draft EIR for public review and comment in the first half of 2008. In December 2008, the Sacramento County Board of Supervisors unanimously approved the Final EIR and amendments to Sacramento County’s General Plan for the Glenborough at Easton and Easton Place project. We continue our efforts to obtain the necessary federal permits under Section 404 of the Clean Water Act for the project during 2009.

Environmental Restrictions — Approximately 350 acres in Glenborough at Easton are subject to federal environmental restrictions. A portion of such 350 acres includes a closed landfill. Before these 350 acres can be utilized, the existing federal environmental restrictions must be removed, and the landfill must be removed. Sacramento County has approved our landfill removal plan. We believe the timing on removal of these restrictions should not adversely affect the projected phasing of the project.

Rio del Oro

Background — In 2002, we filed an application with the County for a general plan amendment and request for re-zoning of an approximately 2,700 acre project called Rio del Oro. In 2003, this application was transferred to the newly incorporated City of Rancho Cordova (Rancho Cordova). Our application was submitted in conjunction with an application by Elliott Homes (Elliott) for an approximately 1,100 acre parcel of land that we sold to Elliott in 2001 adjacent to our Rio del Oro property. Pursuant to our agreement with Elliott, Elliott is obligated to pay the costs associated with seeking entitlement for the entire Rio del Oro project.

Status — We have been working with the Rancho Cordova staff on the EIR and Environmental Impact Statement (EIS) since December 2003. In December 2006, the draft EIR/EIS was released for public review. After public comments were received on the draft EIR/EIS and after consideration of recent court decisions involving other properties, Rancho Cordova decided that limited portions of the EIR/EIS should be re-written and re-circulated for public review and comment. These sections were re-circulated and the public review process has closed. The City and its consultants continue working on final EIR/EIS edits. We continue to work with Rancho Cordova on major issues of disagreement such as total fee burdens, affordable housing obligations and traffic mitigation. Along with Elliott Homes, we will continue our negotiations with Rancho Cordova regarding “Project Feasibility and Economics.”

Environmental Restrictions — In March 2008, the California Department of Toxic Substance Control (DTSC) released approximately 2,300 acres that were formally restricted under the DTSC’s environmental orders regarding soil contamination. The remaining 500 acres remain subject to the DTSC orders and will be released once the soil remediation has been completed. We believe the timing on removal of the remaining restrictions should not adversely affect the projected phasing of the project.

Water Supply — In California, all applications for a change in land use must identify a source of water to serve the proposed project. We initially addressed this issue for the Rio del Oro and Westborough projects with our 2003 water agreement (Aerojet/SCWA Agreement) with the Sacramento County Water Agency (SCWA). Under the Aerojet/SCWA Agreement, we transferred certain amounts of remediated groundwater from the Sacramento Land to SCWA (Transferred Water). Subject to conditions and limitations in the agreement, including all required approvals under the California Environmental Quality Act (CEQA), SCWA assumed the responsibility for providing replacement water to those water purveyors who lost wells as a result of groundwater contamination (Replacement Water), and committed to supply water to us for development of our Sacramento Land in an amount equal to the difference between the Transferred Water and the Replacement Water. SCWA terminated the Aerojet/SCWA Agreement. We are negotiating with SCWA on water supply issues and anticipates that these discussions will lead to a mutually satisfactory resolution and a new agreement.

Other — In 2001, we granted Elliott an option to purchase 400 acres of our Rio del Oro property at a fixed purchase price of $10.0 million. In fiscal 2008, a legal parcel was created and the environmental restrictions were lifted (discussed above) on the Rio del Oro property. As a result, Elliott exercised its option and purchased, in fiscal 2008, the 400 acres for $10.0 million.

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

Status — Rancho Cordova’s EIR consultant continues to work on the various technical studies necessary for the EIR for the first phase of this project. We are also working with the USACE to obtain the necessary permits under Section 404 of the Clean Water Act.

Environmental Restrictions — Approximately 270 acres of the second phase of Westborough is subject to federal environmental restrictions which we do not expect to be removed for several years. These environmental restrictions do not affect the first phase of the Westborough project.

Water Supply — Golden State Water Company (GSWC) has made filings with the California Public Utilities Commission (PUC) seeking approval to provide water service to the Westborough project. Westborough is contiguous to GSWC’s service territory in Eastern Sacramento County. SCWA filed a letter of protest with the PUC with respect to GSWC’s request to serve the Westborough project principally on the basis that the Aerojet/SCWA Agreement had terminated along with an agreement GSWC had entered with SCWA in 2003. We expect that the ongoing discussions between us, GSWC, and SCWA will lead to a mutually satisfactory resolution and agreement on water service and that GSWC will ultimately be approved by the PUC to provide water service to the Westborough project.

Other — In 2004, we entered into an agreement with Elliott to sell 100 acres of the Westborough property for $3.1 million. This transaction is expected to close in fiscal 2009. The purchase price will be paid at the time of closing.

Hillsborough

The Company and other land owners that together control approximately 3,500 acres within the City of Folsom’s Sphere of Influence (SOI) are working with the City of Folsom (Folsom) to develop a land use plan. Folsom has begun work on the EIR and various related technical studies. Our 629 acre Hillsborough project is within this acreage. The proposed land uses for the 629 acres include residential, office, and retail. The annexation process of the SOI acreage by Folsom is expected to be complex and lengthy. The water source for the SOI will be addressed by Folsom as part of the annexation process.

Office Park and Auto Mall

In February 2005, we signed a joint venture agreement with Panattoni Development Company for the creation of an office park on a twenty acre parcel of the Sacramento Land. An office park is consistent with the existing zoning for the property. We are working with Panattoni and the USACE to obtain the necessary governmental approvals.

In fiscal 2006, we obtained County approval for a thirty-acre auto mall on Folsom Boulevard. We sold two parcels totaling approximately twenty acres to two automobile dealers in fiscal 2003 for $5.9 million. We are obligated to provide certain land improvements necessary to bring utilities to each of these parcels. These improvements are expected to be completed in the first half of 2009.

Other Real Estate

We own approximately 580 acres of excess land in Chino Hills, California, which includes 180 acres that was previously leased. This property was used for the manufacture and testing of ordnance. With the sale of our ordnance business in the mid-1990s, we closed this facility and commenced clean-up of the site. We continue to work with state regulators and the City of Chino Hills to complete those efforts. Once the remediation is complete, we will work to maximize the value of the property.

We currently lease to third parties approximately 300,000 square feet of office space. These leasing activities generated $6.1 million in revenue in fiscal 2008.

Environmental Matters

Our current and former business operations are subject to, and affected by, federal, state, local, and foreign environmental laws and regulations relating to the discharge, treatment, storage, disposal, investigation, and remediation of certain materials, substances, and wastes. Our policy is to conduct our business with due regard for the preservation and protection of the environment. We continually assess compliance with these regulations and management of environmental matters. We believe our current operations are in compliance with all applicable environmental laws and regulations.

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

Employees

As of November 30, 2008, 14% of our 3,057 employees were covered by collective bargaining agreements which are due to expire in the summer of 2009 through 2012. We believe that our relations with our employees are good.

Item 1A.	Risk Factors

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements set forth at the beginning of Item 1 of this Report.

In fiscal 2008, we experienced a significant change in the composition of our Board of Directors and senior management, including the departure of our former Chief Executive Officer, Chief Financial Officer, and Controller. Failure of any new management and Board members to integrate themselves into, and effectively manage, our business, including any new strategies they may adopt, could result in material harm to the Company.

On March 5, 2008, Terry L. Hall resigned as a Director and as our Chief Executive Officer and President and our Board appointed three new Directors. The Board appointed J. Scott Neish, our Vice President and President of Aerojet, to serve as our interim Chief Executive Officer and President, pending the results of a search to identify qualified candidates to fill this position on a permanent basis. On May 15, 2008, Timothy A. Wicks, Chairman of the Board, Todd R. Snyder and Sheila E. Widnall resigned as Directors of the Company. Our Board of Directors appointed James H. Perry and Thomas A. Corcoran as new Directors on May 16, 2008 and September 25, 2008, respectively. On September 29, 2008, Yasmin R. Seyal, our former Senior Vice President and Chief Financial Officer, and R. Leon Blackburn, our former Vice President, Controller left the Company and our Board appointed Kathleen E. Redd, Vice President, Finance of Aerojet, to serve as our Vice President, Chief Financial Officer and Secretary.

The failure of our Directors or any new members of management to perform effectively or the loss of any of the Directors or former or current members of management could have a significant negative impact on our business, financial condition and results of operations. In addition, our Board and management may institute strategies that differ from those we are applying currently. If any new strategies are adopted, it may take management a significant amount of time to fully implement such new strategies. If any new strategies are unsuccessful or if we are unable to execute them successfully, there could be a significant negative impact on our business, financial condition, and results of operations.

We have a substantial amount of debt. Our ability to operate and our financial flexibility is limited by the agreements governing our debt.

We have a substantial amount of debt for which we are required to make interest and principal payments. As of November 30, 2008, we had $440.6 million of debt. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future.

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

Economic conditions could materially adversely affect our ability to refinance our debt, and we face the risks of either not being able to do so, or doing so at higher interest expense.

The holders of our 4% Contingent Convertible Subordinated Notes (4% Notes) may require us to repurchase for cash all or a portion of our outstanding $125.0 million 4% Notes on January 16, 2010 at a price equal to 100% of the principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any. Additionally, the holders of our 2 1/4% Convertible Subordinated Debentures (2 1/4% Debentures) may require us to repurchase for cash all or a portion of our outstanding $146.4 million 2 1/4% Debentures on November 20, 2011 at a price equal to 100% of the principal amount plus accrued and unpaid interest, including liquidated damages, if any, payable in cash, to but not including the repurchase date, plus, in certain circumstances, a make-whole premium, payable in common stock. If we are required to repurchase our 4% Notes and 2 1/4% Debentures, we are planning to use cash on hand and accessing capital markets to secure debt and equity financing. The timing, terms, size, and pricing of any debt and equity financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing.

We inadvertently failed to register with the SEC the issuance of certain of our common shares under our defined contribution 401(k) employee benefit plan (the Plan). As a result, certain purchasers of securities pursuant to the Plan may have the right to rescind their purchases for an amount equal to the purchase price paid for the securities (or if such security has been disposed of, to receive damages with respect to any loss on such disposition) plus interest from the date of purchase. We expect to make a registered rescission offer to eligible Plan participants, which could result in the purchase of approximately 0.8 million shares of common stock (see Note 8 in Notes to Consolidated Financial Statements).

We will need an amendment to our $280.0 million senior credit facility (Senior Credit Facility) in connection with the potential required repurchases of our 4% Notes and 2 1/4% Debentures and the rescission offer. There can be no assurance that we will be able to obtain the consent of lenders under our Senior Credit Facility or that, as a condition to consent, the lenders will not require that the terms of the Senior Credit Facility be amended in a manner that is unfavorable to us, including a possible increase in interest, fees, reduction in the amount of the funds available, and covenant changes. Furthermore, the current financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency, and equity markets. We likely will need to access credit markets to amend our Senior Credit Facility and repurchase our outstanding 4% Notes in January 2010 and 2 1/4% Debentures in November 2011. Our inability to amend our Senior Credit Facility or obtain financing to repurchase our 4% Notes and 2 1/4% Debentures on terms acceptable to us would have a material adverse effect on our operating results, financial condition, and/or cash flows.

We are obligated to comply with financial and other covenants outlined in our debt indentures and agreements that could restrict our operating activities and the failure to comply could result in defaults that accelerate the payment of our debt.

Our debt instruments generally contain various restrictive covenants which include, among others, provisions restricting our ability to:

•	access the full amount of our revolving credit facility and/or incur additional debt;

•	enter into certain leases;

•	make certain distributions, investments, and other restricted payments;

•	limit the ability of restricted subsidiaries to make payments to us;

•	enter into transactions with affiliates;

•	create certain liens;

•	purchase assets or businesses;

•	sell assets and if sold,

•	retain excess cash flow from operations and asset sale proceeds; and

•	consolidate, merge or sell all or substantially all of our assets.

Our secured debt also contains other customary covenants, including, among others, provisions:

•	relating to the maintenance of the property securing the debt; and

•	restricting our ability to pledge assets or create other liens.

In addition, certain covenants in our bank facilities require us and our subsidiaries to maintain certain financial ratios. Any of the covenants described in this risk factor may restrict our operations and our ability to pursue potentially advantageous business opportunities. Our failure to comply with these covenants could also result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt. In addition, our failure to pay principal when due is an immediate default, and in certain cases, causes cross defaults on most of our other debt. Our indebtedness under the Senior Credit facility is secured by substantially all of our assets, leaving us with limited collateral for additional financing.

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

Our pension plan is currently underfunded and we expect to be required to make cash contributions, which may reduce the cash available for our businesses.

As of November 30, 2008, our defined benefit pension plan assets and projected benefit obligations were $1.3 billion and $1.4 billion, respectively. The Pension Protection Act (PPA), enacted in August 2006, requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the funded status of the plan as of specified measurement dates. The funded status of the pension plan may be adversely affected by the investment experience of the plan’s assets, by any changes in the law in the United States, and by changes in the statutory interest rates used by “tax-qualified” pension plans in the U.S. to calculate funding requirements. Accordingly, if the performance of our plan’s assets does not meet our assumptions, if there are changes to the U.S. Internal Revenue Service regulations or other applicable law or if other actuarial assumptions are modified, our future contributions to our underfunded pension plan could be higher than we expect. Significant cash contribution requirements to our pension plan may adversely affect our ability to meet certain covenants for our Senior Credit Facility, which absent an amendment or refinancing, would result in a default under our Senior Credit Facility and cross-defaults on our other debt instruments.

The level of returns on retirement benefit plan assets, changes in interest rates, changes in legislation, and other factors could affect our financial results.

Our earnings may be positively or negatively impacted by the amount of expense or income we record for our employee retirement benefit plans. We calculate the expense for the plans using actuarial valuations. These valuations are based on assumptions that we make relating to financial market and other economic conditions. Changes in key economic indicators can result in changes in the assumptions we use. The key assumptions used to estimate retirement benefit plan expense for the following year are: the discount rate and the expected long-term rate of return on plan assets. Our pension expense\income can also be affected by legislation and other government regulatory actions. For an additional discussion of our retirement benefits accounting policies refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Critical Accounting Policies” and Note 1 in Notes to Consolidated Financial Statements.

Our operations and properties are currently the subject of significant environmental liabilities, and the numerous environmental and other government regulations to which we are subject may become more stringent in the future.

We are subject to federal, state and local laws and regulations that, among other things, require us to obtain permits to operate and install pollution control equipment and regulate the generation, storage, handling, transportation, treatment, and disposal of hazardous and solid wastes. We may also be subject to fines and penalties relating to the operation of our existing and formerly owned businesses. We are subject to toxic tort and asbestos lawsuits as well as other third-party lawsuits, due to either our past or present use of hazardous substances or the alleged on-site or off-site contamination of the environment through past or present operations. We may incur material costs in defending these claims and lawsuits. Any adverse judgment or cash outlay could have a significant adverse effect on our operating results, financial condition, and/or cash flows.

For additional discussion of legal and environmental matters, please see the discussion in Note 7 in Notes to Consolidated Financial Statements.

Although some of our environmental costs may be recoverable and we have established reserves, given the many uncertainties involved in assessing liability for environmental claims, our reserves may not be sufficient which could adversely affect our financial results.

As of November 30, 2008, the aggregate range of our environmental costs was $258.2 million to $463.6 million and the accrued amount was $258.2 million, of which $245.2 million relates to Aerojet sites and $13.0 million relates to non-Aerojet sites. We believe the accrued amount to be sufficient to cover our future remediation costs that could be incurred by us over the contractual term, if any, or next fifteen years of the estimated remediation. However, given the many uncertainties involved in assessing liability for environmental claims, our reserves may prove to be insufficient. We evaluate the adequacy of those reserves on a quarterly basis, and they could change. In addition, the reserves are based only on known sites and the known contamination at those sites. It is possible that additional sites needing remediation may be identified or that unknown contamination at previously identified sites may be discovered. It is also possible that the regulatory agencies may change clean-up standards for chemicals of concern such as ammonium perchlorate and trichloroethylene. This could lead to additional expenditures for environmental remediation in the future and given the uncertainties involved in assessing liability for environmental claims, our reserves may prove to be insufficient.

Under an agreement with the U.S. government, the Company’s environmental expenses related to our Aerojet Sacramento and former Azusa sites are allowable for reimbursement through our government contracts up to 88% of environmental expenses (Global Settlement). Environmental expenses at other Aerojet sites are eligible for reimbursement and treated under the normal rules of cost allowability. Aerojet’s mix of contracts can affect the actual reimbursement made by the U.S. government. Because these costs are recovered through forward pricing arrangements, our ability to continue recovering these costs from the U.S. government depends on Aerojet’s sustained business volume under U.S. government contracts and programs and the relative size of Aerojet’s commercial business. Additionally, in conjunction with the sale of the EIS business in 2001, Aerojet entered into an agreement with Northrop Grumman Corporation (Northrop) whereby Aerojet is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement subject to annual and cumulative limitations. If we are unable to recover environmental expenses from the U.S. government that exceed the cumulative limitations from Nothrop, a significant increase in Aerojet estimated environmental expenses could have a significant adverse effect on our operating results, financial condition, and/or cash flows.

Our environmental expenses related to non-Aerojet sites are not recoverable and a significant increase in the estimated environmental expenses could have a significant adverse effect on our operating results, financial condition, and/or cash flows.

For additional discussion of environmental matters including the recoverability of amounts from Northrop, please see the environmental discussion in Notes 7(c) and 7(d) in Notes to Consolidated Financial Statements.

We are from time to time subject to significant litigation, the outcome of which could adversely affect our financial results.

We and our subsidiaries are subject to material litigation. We may be unsuccessful in defending or pursuing these lawsuits or claims. Regardless of the outcome, litigation can be very costly and can divert management’s efforts. Adverse outcomes in litigation, including toxic tort claims pending against Aerojet, product liability claims by former customers of our GDX Automotive (GDX) business, and the appeals of the unfair labor claims brought by former employees of the Company’s Snappon SA subsidiary in France could have a significant adverse effect on our operating results, financial condition, and/or our cash flows. See Item 3, Legal Proceedings and Note 7(b) in Notes to Consolidated Financial Statements for more detailed information on legal proceedings.

The cancellation or material modification of one or more significant contracts could adversely affect our financial results.

Sales, directly and indirectly, to the U.S. government and its agencies accounted for approximately 86% of our total net sales in fiscal 2008. Our contracts typically permit the U.S. government to unilaterally modify or terminate a contract or to discontinue funding for a particular program at any time. The cancellation of one or more significant contracts and/or programs could have a material adverse effect on our ability to realize anticipated sales and profits. The cancellation of a contract, if terminated for cause, could also subject us to liability for the excess costs incurred by the U.S. government in procuring undelivered items from another source. If terminated for convenience, our recovery of costs would be limited to amounts already incurred or committed, and our profit would be limited to work completed prior to termination.

Future reductions or changes in U.S. government spending could adversely affect our financial results.

Our primary aerospace and defense customers include the DoD and its agencies, the government prime contractors that supply products to these customers, and NASA. As a result, we rely on particular levels of U.S. government spending on propulsion systems for defense and space applications and armament systems for precision tactical weapon systems and munitions applications, and our backlog depends, in a large part, on continued funding by the U.S. government for the programs in which we are involved. These spending levels are not generally correlated with any specific economic cycle, but rather follow the cycle of general political support for this type of spending. Moreover, although our contracts often contemplate that our services will be performed over a period of several years, Congress usually must approve funds for a given program each government fiscal year and may significantly reduce or eliminate funding for a program. A decrease in U.S. DoD and/or NASA expenditures, or the elimination or curtailment of a material program in which we are involved, could have a material adverse effect on our operating results, financial condition, and/or cash flows.

A significant percentage of our sales are generated from fixed-price contracts. If we experience cost overruns on these contracts, we would have to absorb the excess costs which could adversely affect our financial results.

In fiscal 2008, approximately 46% of our net sales were from fixed-price contracts. Under fixed-price contracts, we agree to perform specified work for a fixed price and realize all of the profit or loss resulting from variations in the costs of performing the contract. As a result, all fixed-price contracts involve the inherent risk of unreimbursed cost overruns. To the extent we were to incur unanticipated cost overruns on a program or platform subject to a fixed-price contract, our profitability would be adversely affected. Future profitability is subject to risks including the ability of suppliers to deliver components of acceptable quality on schedule and the successful implementation of automated tooling in production processes.

Our success and growth in our Aerospace and Defense segment depends on our ability to secure contracts.

We encounter intense competition in bidding for contracts. Many of our competitors have financial, technical, production, and other resources substantially greater than ours. Although the downsizing of the defense industry in the early 1990s has resulted in a reduction in the aggregate number of competitors, the consolidation has also strengthened the capabilities of some of the remaining competitors resulting in an increasingly competitive environment. The U.S. government also has its own manufacturing capabilities in some areas. We may be unable to compete successfully with our competitors and our inability to do so could result in a decrease in sales, profits, and cash flows that we historically have generated from certain contracts. Further, the U.S. government may open to competition programs on which we are currently the sole supplier, which could have a material adverse effect on our operating results, financial condition, and/or cash flows.

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

The aerospace and defense industry continues to undergo rapid and significant technological development. Our competitors may implement new technologies before we are able to, allowing them to provide more effective products at more competitive prices. Future technological developments could:

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

If our products fail to perform adequately, some of our contracts require us to forfeit a portion of our expected profit, receive reduced payments, provide a replacement product or service or reduce the price of subsequent sales to the same customer. Performance penalties may also be imposed if we fail to meet delivery schedules or other measures of contract performance. We do not generally insure against potential costs resulting from any required remedial actions or costs or loss of sales due to postponement or cancellation of scheduled operations or product deliveries.

The release or explosion of dangerous materials used in our business could disrupt our operations and could adversely affect our financial results.

Our business operations involve the handling and production of potentially explosive materials and other dangerous chemicals, including materials used in rocket propulsion and explosive devices. Despite our use of specialized facilities to handle dangerous materials and intensive employee training programs, the handling and production of hazardous materials could result in incidents that temporarily shut down or otherwise disrupt our manufacturing operations and could cause production delays. It is possible that a release of these chemicals or an explosion could result in death or significant injuries to employees and others. Material property damage to us and third parties could also occur. The use of these products in applications by our customers could also result in liability if an explosion or fire were to occur. Any release or explosion could expose us to adverse publicity or liability for damages or cause production delays, any of which could have a material adverse effect on our operating results, financial condition, and/or cash flows.

Future reductions in airbag propellant volume could adversely affect our financial results.

One of our plants produces large volumes of propellants used in automobile airbags sold to a single customer. These products are subject to trends in vehicle sales and cost competition from other domestic and foreign suppliers. The loss of significant volume could affect fixed cost absorption for the plant, which could have a material adverse effect on our operating results, financial condition, and/or our cash flows.

Disruptions in the supply of key raw materials and difficulties in the supplier qualification process, as well as increases in prices of raw materials, could adversely affect our financial results.

We closely monitor sources of supply to assure that adequate raw materials and other supplies needed in our manufacturing processes are available. As a U.S. government contractor, we are frequently limited to procuring materials and components from sources of supply that meet rigorous customer and/or government specifications. In addition, as business conditions, DoD budgets, and Congressional allocations change, suppliers of specialty chemicals and other materials sometime consider dropping low-volume items from their product lines, which may require us to qualify new suppliers for raw materials on key programs.

Current suppliers of some raw materials used in the manufacturing of rocket nozzles, composite cases and explosives have announced plans to relocate, close, and/or discontinue certain product lines. These materials, which include TPB/Flexzone, Iron Oxide lacquer and other constituents, are used industry-wide and are key to many of our motor and warhead programs. We continue our efforts at qualifying new suppliers and products for these materials and we expect that materials will be available in time to meet our future production needs. In some situations, increased costs related to new suppliers may not be recoverable under our contracts. In addition, some of these materials may have to be procured from offshore suppliers.

The supply of ammonium perchlorate, a principal raw material used in solid propellant, is limited to a single source that supplies the entire domestic solid propellant industry with actual pricing based on the total industry demand. Significant reductions in the total national demand will likely result in significant unit price increases. Where possible Aerojet has protective price re-determinable language incorporated into all contracts with our customers.

The industry also currently relies on one primary supplier for carbon fiber, which is used in the production of composite materials. This supplier has multiple manufacturing lines for such material. Although other sources of carbon fiber exist, the addition of a new supplier would require us to qualify the new source for use. The Japanese government has imposed export restrictions on materials that are to be used in offensive weapons systems. To date, this has not impacted our production but has increased the lead times associated with the product as its export has to be approved by the Japanese Defense Ministry. Characterization of domestic sources of carbon fiber is underway by the extended aerospace industry.

We are also impacted, as is the rest of the industry, by increases in the prices and lead-times of raw materials used in production on various fixed-price contracts. We continue to experience increases in the price and lead-times of certain commodity metals, primarily steel and aluminum. Titanium mill products continue to be monitored and we have seen some softening in the schedules and pricing, however, both remain well above historical levels. We monitor the price and supply of these materials and work closely with suppliers to schedule purchases far enough in advance and in the most economical means possible to reduce program impact. Additionally, whenever possible, we have negotiated with our customers economic and/or price adjustment clauses tied to commodity indices. Our past success in negotiating these terms is no indication of our ability to continue to do so. The U.S. Department of Defense has begun to rigorously enforce the provisions of the “Berry Amendment” (DFARS 225-7002, 252.225-7014) which imposes a requirement to procure certain strategic materials critical to national security only from U.S. sources. Due to the limited U.S. supply of these metals and the requirement to use domestic sources, lead times and cost impacts have been significant to our defense programs.

Prolonged disruptions in the supply of any of our key raw materials, difficulty qualifying new sources of supply, implementing use of replacement materials or new sources of supply, and/or a continuing increase in the prices of raw materials could have a material adverse effect on our operating results, financial condition, and/or cash flows.

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

Although we undertake a due diligence investigation of each business that we have or may acquire, there may be liabilities of the acquired companies that we fail to, or are unable to, discover during the due diligence investigation and for which we, as a successor owner, may be responsible. In connection with acquisitions, we generally seek to minimize the impact of these types of potential liabilities through indemnities and warranties from the seller. However, these indemnities and warranties, if obtained, may not fully cover the liabilities due to limitations in scope, amount or duration, financial limitations of the indemnitor or warrantor or other reasons.

We may incur additional costs related to divestitures, which could adversely affect our financial results.

In connection with our divestitures of the Fine Chemicals and GDX businesses in fiscal 2005 and fiscal 2004, respectively, we have incurred and may incur additional costs, including costs related to the closure of a manufacturing facility in Chartres, France. As part of these and other divestitures, we have provided customary indemnification to the purchasers for such matters as claims arising from the operation of the businesses prior to disposition, including warranty and income tax matters, and liability to investigate and remediate environmental contamination existing prior to disposition. These additional costs and the indemnification of the purchasers of our former businesses may require additional cash expenditures, which could have a material adverse effect on our operating results, financial condition, and/or cash flows.

A strike or other work stoppage, or our inability to renew collective bargaining agreements on favorable terms, could adversely affect our financial results.

As of November 30, 2008, 14% of our 3,057 employees were covered by collective bargaining agreements which are due to expire in the summer of 2009 through 2012. However, due to recent changes in our retirement benefits provided to non-union employees as discussed in Note 6 in Notes to Consolidated Financial Statements, we are in current discussions with employees covered under collective bargaining agreements.

We will be negotiating one labor agreement in fiscal 2009 and if we are not able to negotiate an acceptable new agreement with the union, upon expiration of the existing contract, we could experience a strike or work stoppage. Even if we are successful in negotiating a new agreement, the new agreement could call for higher wages or benefits paid to union members, which would increase our operating costs and could adversely affect our profitability. If our unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of operations at our facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of our major customers could also have similar effects on us.

In order to be successful, we must attract and retain key employees.

Our business has a continuing need to attract large numbers of skilled personnel, including personnel holding security clearances, to support the growth of the enterprise and to replace individuals who have terminated employment due to retirement or for other reasons. To the extent that the demand for qualified personnel exceeds supply, we could experience higher labor, recruiting, or training costs in order to attract and retain such employees, or could experience difficulties in performing under our contracts if our needs for such employees were unmet.

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

A significant portion of our business relates to developing and manufacturing propulsion systems for defense and space applications, armament systems for precision tactical weapon systems and munitions applications. New technologies may be untested or unproven. In addition, we may incur significant liabilities that are unique to our products and services. In some, but not all, circumstances, we may receive indemnification from the U.S. government. While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and it is not possible to obtain insurance to protect against all operational risks and liabilities. Accordingly, we may be forced to bear substantial costs resulting from risks and uncertainties of our business which could have a material adverse effect on our operating results, financial condition, and/or cash flows.

We use estimates in accounting for most of our programs. Changes in our estimates could affect our future financial results.

Contract accounting requires judgment relative to assessing risks, estimating contract sales and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total sales and cost at completion is complicated and subject to many variables. For example, assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. Similarly, assumptions have to be made regarding the future impacts of efficiency initiatives and cost reduction efforts. Incentives or penalties related to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information for us to assess anticipated performance. Estimates of award and incentive fees are also used in estimating sales and profit rates based on actual and anticipated awards. Because of the significance of the judgments and estimation processes described above, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances, or estimates may adversely affect our future period operating results, financial condition, and/or cash flows. For an additional discussion of our revenue recognition policy refer to Part II, Item 7. Management’s Discussion and

Analysis of Financial Condition and Results of Operations under the caption “Critical Accounting Policies” and Note 1 in Notes to Consolidated Financial Statements.

New accounting standards could result in changes to our methods of quantifying and recording accounting transactions, and could affect our financial results.

Changes to generally accepted accounting principles in the United States of America arise from new and revised standards, interpretations and other guidance issued by the Financial Accounting Standards Board, the SEC, and others. In addition, the U.S. government may issue new or revised Cost Accounting Standards (CAS) or Cost Principles. The effects of such changes may include prescribing an accounting method where none had been previously specified, prescribing a single acceptable method of accounting from among several acceptable methods that currently exist, or revoking the acceptability of a current method and replacing it with an entirely different method, among others. Such changes could result in unanticipated effects on our operating results, financial condition, and/or our cash flows. In addition, should legislation and CAS alignment related to PPA not occur, some of our cash contributions required under PPA to our defined benefit pension plan may not be immediately recoverable which could result in material adverse effect on our operating results, financial condition, and cash flows. Further, our current Forward Pricing Rates (FPR) did not yet reflect the full effect of the PPA requirements at November 30, 2008. PPA funding requirements are expected to be incorporated into our FPRs in the first half of fiscal 2009, which will minimize any adverse effects on contract’s price negotiations.

Failure to maintain effective internal controls in accordance with the Sarbanes-Oxley Act could negatively impact the market price of our stock price.

If, in the future, we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could negatively impact the market price of our common stock.

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

Groundwater Cases

South El Monte Operable Unit (SEMOU) Related Cases

In October 2002, Aerojet and approximately 65 other individual and corporate defendants were served with four civil suits filed in the U.S. District Court for the Central District of California that seek recovery of costs allegedly incurred or to be incurred in response to the contamination present at the South El Monte Operable Unit of the San Gabriel Valley Superfund site. The cases are denominated as follows:

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

The cases have been coordinated for ease of administration by the court. The plaintiffs’ claims against Aerojet are based upon allegations of discharges from a former site in the El Monte area. The total cost estimate to implement projects under the Unilateral Administrative Order (UAO) prepared by the EPA and the water entities is approximately $90 million. Aerojet investigations do not identify a credible connection between the contaminants identified by the water entities in the SEMOU and those detected at Aerojet’s former facility located in El Monte, California, near the SEMOU (East Flair Drive site). Aerojet has filed third-party complaints against several water entities on the basis that they introduced perchlorate-containing Colorado River water to the basin. Those water entities have filed motions to dismiss Aerojet’s complaints. The motions as well as discovery have been stayed, pending efforts to resolve the litigation through mediation.

Sacramento Cases

In December 2007, Aerojet was named as a defendant in a lawsuit brought by six individuals who allegedly resided in the vicinity of Aerojet’s Sacramento facility. The case is entitled Caldwell et al. v. Aerojet-General Corporation, Case No. 34-2000-00884000CU-TT-GDS, Sacramento County (CA) Superior Court and was served April 3, 2008. Plaintiffs allege that Aerojet contaminated groundwater to which plaintiffs were exposed and which caused plaintiffs illness and economic injury. Plaintiffs filed an amended complaint on February 25, 2008, naming additional plaintiffs. The amended complaint brings the total number of individuals on whose behalf suit has been filed to fourteen. Aerojet filed a demurrer to the complaint, which was denied by the trial court in December 2008. Aerojet has filed an answer to the complaint, denying liability. The Company is unable to make a reasonable estimate of the future costs of these claims.

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

As of November 30, 2008, there was one vinyl chloride case pending against the Company which involved an employee at a facility owned or operated by others.

The following table sets forth information related to vinyl chloride litigation:

	Year Ended November 30,
	2008	2007	2006
	(Dollars in thousands)

Claims filed	—	2	1
Claims dismissed	—	1	1
Claims settled	2	6	2
Claims pending	1	3	8
Aggregate settlement costs	$6	$849	$76
Average settlement costs	$3	$141	$38

Legal and administrative fees for the vinyl chloride cases for fiscal years 2008, 2007, and 2006 were $0.3 million, $0.3 million, and $0.4 million, respectively.

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

The following table sets forth information related to asbestos litigation:

	Year Ended November 30,
	2008		2007		2006
	(Dollars in thousands)

Claims filed	33	*	57	*	62
Claims dismissed	31		43		55
Claims settled	5		8		5
Claims pending	157		160		154
Aggregate settlement costs	$246		$72		$67
Average settlement costs	$49		$9		$14

*	This number is net of two cases tendered to a third party under a contractual indemnity obligation.

Legal and administrative fees for the asbestos cases for fiscal years 2008, 2007, and 2006 were $0.5 million, $0.9 million, and $0.5 million, respectively.

Snappon SA Wrongful Discharge Claims

In November 2003, the Company announced the closing of a manufacturing facility in Chartres, France owned by Snappon SA, a subsidiary of the Company, previously involved in the automotive business. In accordance with French law, Snappon SA negotiated with the local works’ council regarding the implementation of a social plan for the employees. Following the implementation of the social plan, approximately 188 of the 249 former Snappon employees sued Snappon SA in the Chartres Labour Court alleging wrongful discharge. The claims were heard in two groups. On April 11, 2006, the Labour Court rejected most of the claims of the first group of 44 former employees and held Snappon SA responsible for €12,000 as damages. After two hearings, the Labour Court rejected the claims filed by the second group of former employees, which group had claimed damages in excess of €12.7 million. A total of 175 former employees have appealed these decisions. A hearing with respect to the appeal for 132 of these claims was heard in October 2008. A decision with respect to these appeals is expected in February 2009. A hearing for the remaining 43 claims was held in December 2008. A decision with respect to these 43 claims is expected in March 2009.

Other Legal Proceedings

On August 31, 2004, the Company completed the sale of its GDX business to an affiliate of Cerberus Capital Management, L.P. (Cerberus). In accordance with the divestiture agreement, the Company provided customary indemnification to Cerberus for certain liabilities accruing prior to the closing of the transaction (the Closing). Cerberus notified the Company of a claim by a GDX customer that alleges that certain parts manufactured by GDX prior to the Closing failed to meet customer specifications. The Company has assumed the defense of this matter and continues to investigate the underlying facts and defenses to determine what liability, if any, the Company may have for this claim.

In August 2007, the Company, along with numerous other companies, received from the United States Department of Interior Fish and Wildlife Service (USFWS) a notice of a Natural Resource Damage (NRD) Assessment Plan for the Ottawa River and Northern Maumee Bay. The Company previously manufactured products for the automotive industry at a Toledo, Ohio site, which was adjacent to the Ottawa River. This facility was divested in 1990 and the Company indemnified the buyer for claims and liabilities arising out of certain pre-divestiture environmental matters. A group of PRPs, including GenCorp, was formed to respond to the NRD assessment and to pursue funding from the Great Lakes Legacy Act for primary restoration. The group has undertaken a restoration scoping study. Early data collection indicates that the primary restoration project total cost may be in the range of $34 — $41 million. The group has received a commitment for matching federal funds for the restoration project, which will consist of river dredging and land-filling river sediments. Based on a review of the current facts and circumstances with counsel, management has provided for what is believed to be a reasonable estimate of the loss exposure for this matter. Still unresolved at this time is the actual Natural Resource Damage Assessment itself. It is not possible to predict the outcome or timing of these types of assessments, which are typically lengthy processes lasting several years, or the amounts of or responsibility for these damages.

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

As of January 30, 2009, there were 8,352 holders of record of the common stock. On January 30, 2009, the last reported sale price of our common stock on the New York Stock Exchange was $2.90 per share.

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

Common Stock

Our common stock is quoted on the New York Stock Exchange under the trading symbol “GY.” The following table lists, on a per share basis for the periods indicated, the high and low sale prices for the common stock as reported by the New York Stock Exchange:

	Common Stock
	Price
Fiscal Year Ended November 30,	High	Low

2008
First Quarter	$12.29	$9.92
Second Quarter	$11.50	$7.91
Third Quarter	$8.79	$6.90
Fourth Quarter	$8.85	$1.98
2007
First Quarter	$15.25	$12.88
Second Quarter	$14.46	$13.06
Third Quarter	$13.97	$10.55
Fourth Quarter	$12.73	$10.76

Stock Performance Graph

The following graph compares the cumulative total shareholder returns on $100 invested in November 2003 assuming reinvestment of dividends of the Company’s Common Stock with the cumulative total return, assuming reinvestment of dividends, of (i) the Standard & Poor’s 500 Composite Stock Price Index (S&P 500 Index), and (ii) the Standard & Poor’s 500 Aerospace & Defense Index. The stock price performance shown on the graph is not necessarily indicative of future performance.

Comparison of Cumulative Total Shareholder Return
Among GenCorp, S&P 500 Index, and the S&P 500 Aerospace and Defense Index,
November 2003 through November 2008

TOTAL SHAREHOLDER RETURNS

	Base
	Period	As of November 30,
Company/Index	2003	2004	2005	2006	2007	2008
GenCorp Inc.	100.00	168.82	183.39	138.69	121.52	28.72
S&P 500 Index	100.00	112.86	122.39	139.81	150.60	93.23
S&P 500 Aerospace & Defense	100.00	129.45	143.59	184.11	222.79	129.50

Item 6.	Selected Financial Data

The following selected financial data is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements, including the Notes thereto in Item 8. Consolidated Financial Statements and Supplementary Data, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended November 30,
	2008	2007	2006	2005	2004
	(In millions, except per share and dividend amounts)

Net sales(1)	$742.3	$745.4	$621.1	$622.4	$495.4
Net income (loss):
Income (loss) from continuing operations, net of income taxes	$1.6	$41.1	$(39.0)	$(206.4)	$(86.5)
(Loss) income from discontinued operations, net of income taxes(1)	(0.1)	27.9	2.4	(23.6)	(311.1)
Cumulative effect of changes in accounting principles, net of income taxes(2)	—	—	(1.9)	—	—

Net income (loss)	$1.5	$69.0	$(38.5)	$(230.0)	$(397.6)

Basic earnings (loss) per share of Common Stock
Income (loss) from continuing operations, net of income taxes	$0.03	$0.73	$(0.70)	$(3.78)	$(1.92)
Income (loss) from discontinued operations, net of income taxes(1)	—	0.50	0.04	(0.43)	(6.90)
Cumulative effect of changes in accounting principles, net of income taxes(2)	—	—	(0.03)	—	—

Total	$0.03	$1.23	$(0.69)	$(4.21)	$(8.82)

Diluted earnings (loss) per share of Common Stock
Income (loss) from continuing operations, net of income taxes	$0.03	$0.71	$(0.70)	$(3.78)	$(1.92)
Income (loss) from discontinued operations, net of income taxes(1)	—	0.43	0.04	(0.43)	(6.90)
Cumulative effect of changes in accounting principles, net of income taxes(2)	—	—	(0.03)	—	—

Total	$0.03	$1.14	$(0.69)	$(4.21)	$(8.82)

Cash dividends paid per share of Common Stock	$—	$—	$—	$—	$0.06
Other financial data:
Total assets(2)	$1,005.7	$995.2	$1,021.4	$1,057.4	$1,495.1
Long-term debt, including current maturities	$440.6	$446.3	$462.4	$443.9	$577.1

(1)	On August 31, 2004, we completed the sale of our GDX business. On November 30, 2005, we completed the sale of our Fine Chemicals business. On November 17, 2006, we completed the sale of our Turbo product line. The GDX and Fine Chemicals businesses and the Turbo product line are classified as discontinued operations in the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

(2)	During fiscal 2008, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes. During fiscal 2007, we adopted Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. During fiscal 2006, we adopted SFAS No. 123(R), Share-Based Payment, and Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Aerospace and Defense — includes the operations of Aerojet-General Corporation, or Aerojet, which develops and manufactures propulsion systems for defense and space applications, armament systems for precision tactical weapon systems and munitions applications. We are one of the largest providers of such propulsion systems in the United States (U.S.) and the only U.S. company that provides both solid and liquid propellant based systems. Primary customers served include major prime contractors to the U.S. government, the Department of Defense (DoD), and the National Aeronautics and Space Administration (NASA).

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

On August 31, 2004, we completed the sale of our GDX business. On November 30, 2005, we completed the sale of our Fine Chemicals business. On November 17, 2006, we completed the sale of our Turbo product line. The GDX and Fine Chemicals businesses and the Turbo product line are classified as discontinued operations in the Consolidated Financial Statements and Notes to Consolidated Financial Statements (see Note 12 in Notes to Consolidated Financial Statements).

Results of Operations

	Year Ended November 30,
	2008	2007	2006
	(In millions)

Net sales	$742.3	$745.4	$621.1
Costs and expenses
Cost of sales	645.4	657.8	565.0
Selling, general and administrative	1.9	14.4	28.8
Depreciation and amortization	28.3	28.4	27.2
Interest expense	27.7	28.6	27.2
Interest income	(4.2)	(4.9)	(3.6)
Other expense (income), net	7.6	(2.6)	11.7
Unusual items
Shareholder agreement and related costs	16.8	—	—
Defined benefit pension plan amendment	14.6	—	—
Legal settlements and estimated loss on legal matters	2.9	3.8	8.5
Customer reimbursement of tax matters	—	2.3	—
Loss on repayment of debt	—	0.6	—
Gain on recoveries	(1.2)	(6.0)	—

Total costs and expenses	739.8	722.4	664.8
Income (loss) from continuing operations before income taxes and cumulative effect of changes in accounting principles	2.5	23.0	(43.7)
Income tax provision (benefit)	0.9	(18.1)	(4.7)

Income (loss) from continuing operations before cumulative effect of changes in accounting principles	1.6	41.1	(39.0)
(Loss) income from discontinued operations, net of income taxes	(0.1)	27.9	2.4

Income (loss) before cumulative effect of changes in accounting principles	1.5	69.0	(36.6)
Cumulative effect of changes in accounting principles, net of income taxes	—	—	(1.9)

Net income (loss)	$1.5	$69.0	$(38.5)

Net Sales

Consolidated net sales decreased to $742.3 million in fiscal 2008 compared to $745.4 million in fiscal 2007. The decrease was primarily the result of the close-out activities of the Titan program in fiscal 2007 partially offset by the $10.0 million sale of 400 acres of our Sacramento Land in the second quarter of fiscal 2008. In addition, fiscal 2008 includes one additional week of net sales of $19.1 million from Aerojet compared to the comparable periods in fiscal 2007 (see Note 1 in Notes to Consolidated Financial Statements).

Consolidated net sales increased to $745.4 million in fiscal 2007 compared to $621.1 million in fiscal 2006. The increase was the result of higher sales on numerous space and defense programs, including the Standard Missile, Orion, and Titan programs. The increase in the Standard Missile program was primarily due to deliveries associated with awards received in fiscal 2006 and the award of a new contract in fiscal 2007 to develop and qualify the Throttling Divert Attitude Control Systems for the Standard Missile 3 program. Capturing the Orion award in fiscal 2006 is another factor driving the fiscal 2007 increase in net sales. The increase in Titan sales during fiscal 2007 was the result of the final close-out activities of the program.

Customers that represented more than 10% of net sales for the fiscal years presented are as follows:

	Year Ended November 30,
	2008		2007		2006

Raytheon	27%		28%		19%
Lockheed Martin	26		28		39
Boeing		*		*	10

*	Less than 10% of net sales

Effective December 1, 2006, Lockheed Martin and Boeing formed the joint venture United Launch Alliance (ULA). ULA operates the space launch systems using the Atlas V, Delta II, and Delta IV. The formation of ULA impacts the comparability of the net sales in fiscal 2008 and fiscal 2007 to fiscal 2006 for Lockheed Martin and Boeing.

Sales in fiscal 2008, 2007, and 2006 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled $641.7 million, $665.9 million, and $523.5 million, respectively. The demand for certain of the Company’s services and products is directly related to the level of funding of government programs.

During fiscal 2008, approximately 46% of our net sales were from fixed-price contracts and 41% from cost reimbursable contracts.

Income (Loss) from Continuing Operations Before Income Taxes and Cumulative Effect of Changes in Accounting Principles

For fiscal 2008, we reported income from continuing operations before income taxes and cumulative effect of changes in accounting principles of $2.5 million compared to $23.0 million for fiscal 2007. The lower operating results were primarily due to the following:

•	Increase of $32.4 million in unusual charges. See discussion of “Unusual Items” below.

•	Decline of $12.2 million in segment performance, including environmental provision adjustments, of our Aerospace and Defense segment. See discussion of “Segment Performance” below.

•	Decrease of $0.7 million in interest income. The decrease was primarily due to lower average cash levels and rates in fiscal 2008 compared to fiscal 2007.

The factors discussed above were partially offset by the following:

•	Decrease of $13.6 million related to employee retirement benefit expense. See discussion of “Retirement Benefit Plans” below.

•	Improvement of $6.8 million in segment performance of our Real Estate segment. See discussion of “Segment Performance” below.

•	Decrease of $3.5 million related to corporate and other expenses. See discussion of “Corporate and Other Expenses” below.

•	Decrease of $0.9 million in interest expense. The decline was primarily due to lower average interest rates on variable rate debt in fiscal 2008.

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

The factors discussed above were partially offset by the following:

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

	Year Ended November 30,
	2008	2007	2006
	(In millions)

Net Sales:
Aerospace and Defense	$725.5	$739.1	$614.6
Real Estate	16.8	6.3	6.5

Total	$742.3	$745.4	$621.1

Segment Performance:
Aerospace and Defense	$78.0	$84.8	$61.2
Environmental remediation provision adjustments(1)	(5.0)	0.4	(7.4)
Retirement benefit plan expense(2)	(15.7)	(23.8)	(34.8)
Unusual items(3)	(16.5)	(0.1)	(8.5)

Aerospace and Defense Total	40.8	61.3	10.5

Real Estate	10.3	3.5	2.3

Total	$51.1	$64.8	$12.8

Reconciliation of segment performance to income (loss) from continuing operations before income taxes and cumulative effect of changes in accounting principles:
Segment Performance	$51.1	$64.8	$12.8
Interest expense	(27.7)	(28.6)	(27.2)
Interest income	4.2	4.9	3.6
Corporate retirement benefit plan income (expense)(2)	7.7	2.2	(8.7)
Corporate and other expenses	(16.2)	(19.7)	(24.2)
Corporate unusual items(3)	(16.6)	(0.6)	—

Income (loss) from continuing operations before income taxes and cumulative effect of changes in accounting principles	$2.5	$23.0	$(43.7)

(1)	See discussion of environmental remediation provision adjustments under the caption “Environmental Matters” below.

(2)	See discussion of retirement benefit plan expense under the caption “Retirement Benefit Plans” below.

(3)	See discussion of unusual items under the caption “Unusual Items” below.

Aerospace and Defense

Fiscal 2008

Aerojet reports its fiscal year sales and income under a 52/53 week accounting convention. Fiscal 2008 is a 53 week year with the extra week accounted for in the first quarter of fiscal 2008, or one more week than as reported in fiscal 2007. Sales of $725.5 million for fiscal 2008 decreased from $739.1 million in fiscal 2007, reflecting decreases in various programs, including the Titan program, partially offset by the additional week of net sales of $19.1 million in fiscal 2008.

Segment performance was income of $40.8 million in fiscal 2008 compared to income of $61.3 million in fiscal 2007. The decrease in segment performance is primarily the result of: (i) the favorable performance on the close-out of the Titan program in fiscal 2007; (ii) an unusual charge in fiscal 2008 related to the freeze of the defined benefit pension plan; and (iii) higher estimated environmental remediation costs in fiscal 2008; partially offset by decreased retirement benefit plan expense in fiscal 2008.

Fiscal 2007

Sales for fiscal 2007 were $739.1 million compared to $614.6 million for fiscal 2006, representing a 20% increase. Higher sales volume on numerous space and defense system programs generated the improvement in fiscal 2007. Individual programs with sales increases of greater than $20.0 million during fiscal 2007 compared to fiscal 2006 were Standard Missile, Orion, and Titan.

The $50.8 million improvement in segment performance during fiscal 2007 compared to fiscal 2006 is the result of the following: (i) significantly improved margin on the Titan program as the result of favorable performance on close-out activities; (ii) higher sales volume; (iii) lower retirement benefit plan expense; (iv) lower estimated environmental remediation costs in fiscal 2007; and (v) higher expenses in fiscal 2006 related to legal matters.

Real Estate

Fiscal 2008

Sales for fiscal 2008 were $16.8 million compared to $6.3 million for fiscal 2007. Segment performance was $10.3 million and $3.5 million for fiscal 2008 and 2007, respectively. The increases in sales and segment performance are primarily due to the sale of 400 acres of the Sacramento Land to Elliott Homes Inc. (Elliott) for $10.0 million in cash during the second quarter of fiscal 2008.

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

Corporate and Other Expenses

Corporate and other expenses decreased to $16.2 million for fiscal 2008 compared to $19.7 million for fiscal 2007. The decrease primarily related to the reversal of previously recognized stock-based compensation due to the lower fair value of the stock appreciation rights, partially offset by higher charges for estimated future environmental remediation obligations in fiscal 2008.

Corporate and other expenses decreased to $19.7 million in fiscal 2007 compared to $24.2 million in fiscal 2006. The decrease was primarily due to higher expenses related to the election of the Company’s directors in fiscal 2006 and lower costs in fiscal 2007 associated with workers’ compensation matters, partially offset by higher charges for estimated future environmental remediation obligations in fiscal 2007.

Corporate and other expenses include costs associated with divested businesses, including legal and environmental costs.

Retirement Benefit Plans

Expense (income) from our retirement benefit plans are as follows:

	Year Ended
	November 30,
	2008	2007	2006
	(In millions)

Aerospace and Defense	$15.7	$23.8	$34.8
Corporate	(7.7)	(2.2)	8.7

Retirement benefit plan expense	$8.0	$21.6	$43.5

These decreases are primarily related to an increase in the discount rate used to determine benefit obligations and a reduction in the impact of amortizing prior years’ actuarial losses.

Unusual Items

	Year Ended
	November 30,
	2008	2007	2006
	(In millions)

Aerospace and Defense:
Legal settlements and estimated loss on legal matters	$2.9	$3.8	$8.5
Customer reimbursements of tax recoveries	—	2.3	—
Defined benefit pension plan amendment	13.6	—	—
Gain on recoveries	—	(6.0)	—

Aerospace and defense unusual items	16.5	0.1	8.5

Corporate:
Replacement of the previous credit facility	—	0.6	—
Gain on settlement	(1.2)	—	—
Defined benefit pension plan amendment	1.0	—	—
Shareholder agreement and related costs	16.8	—	—

Corporate unusual items	16.6	0.6	—

Total unusual items	$33.1	$0.7	$8.5

On November 25, 2008, we decided to amend our defined benefit pension and benefits restoration plans to freeze future accruals under such plans. Effective February 1, 2009, we discontinued future benefit accruals for current salaried employees. No employees lost their previously earned pension benefit. As a result of the amendment and freeze, we incurred a curtailment charge of $14.6 million in the fourth quarter of fiscal 2008 primarily due to the immediate recognition of unrecognized prior service costs.

On March 5, 2008, we entered into a second amended and restated shareholder agreement (Shareholder Agreement) with Steel Partners II L.P. with respect to the election of Directors for the 2008 Annual Meeting and certain other related matters which resulted in a charge of $13.8 million in the first half of fiscal 2008. Additionally, during the fourth quarter of fiscal 2008, we incurred a charge of $3.0 million associated with two executive severance agreements. The charges were comprised of the following (in millions):

Increases in pension benefits primarily for certain of the Company’s officers	$5.3
Executive severance charges	7.1
Accelerated vesting of stock appreciation rights	1.1
Accelerated vesting of restricted stock, service based	0.6
Accelerated vesting of restricted stock, performance based	0.7
Professional fees and other	2.0

$16.8

As a result of the Shareholder Agreement, we were required to fund into a grantor trust on March 12, 2008, from cash on hand, an amount equal to $34.8 million, which represents liabilities associated with the Benefits Restoration Plan (BRP) and amounts payable to certain officers party to executive severance agreements in the event of qualifying terminations of employment following a change of control (as defined in the BRP and the executive severance agreements) of GenCorp. In addition, as a result of the resignation of three additional Board members on May 16, 2008, we were required to fund $0.4 million into a grantor trust on May 22, 2008, which primarily represents the amount payable to an officer party to an executive severance agreement in the event of a qualifying termination of employment following a change of control.

In fiscal 2008, we recorded a charge of $2.9 million related to the estimated unrecoverable costs of legal matters, including $1.7 million associated with the failure to register with the SEC the issuance of certain of our common shares under our defined contribution 401(k) employee benefit plan and $1.2 million related to a legal settlement and other legal matters. We also recorded a $1.2 million gain related to an insurance settlement for an environmental claim.

In fiscal 2007, we recorded $3.8 million related to estimated costs associated with environmental toxic tort legal matters. We recorded an expense of $2.3 million for tax refunds that will be repaid to our defense customers. We also recorded a gain of $6.0 million related to an adjustment of reserves for the allocation of pension benefit costs to U.S. government contracts. We incurred a charge of $0.6 million associated with the replacement of the previous credit facility.

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

In addition to the costs associated with environmental remediation discussed above, we incur expenditures for recurring costs associated with managing hazardous substances or pollutants in ongoing operations which totaled $13.5 million in fiscal 2008, $6.3 million in fiscal 2007, and $7.1 million in fiscal 2006.

Reserves

We review on a quarterly basis estimated future remediation costs that could be incurred over the contractual term or next fifteen years of the expected remediation. We have an established practice of estimating environmental remediation costs over a fifteen year period, except for those environmental remediation costs with a specific contractual term to allow reasonable costs estimates to be developed beyond a fifteen year period. As the period for which estimated environmental remediation costs increases, the reliability of such estimates decrease. These estimates consider the investigative work and analysis of engineers, outside environmental consultants, and the advice of legal staff regarding the status and anticipated results of various administrative and legal proceedings. In most cases, only a range of reasonably possible costs can be estimated. In establishing our reserves, the most probable estimate is used when determinable; otherwise, the minimum amount is used when no single amount in the range is more probable. Accordingly, such estimates can change as we periodically evaluate and revise such estimates as new information becomes available. Management cannot predict whether new information gained as projects progress will affect the estimated liability accrued. The timing of payment for estimated future environmental costs depends on the timing of regulatory approvals for planned remedies and the construction and completion of the remedies.

A summary of the Company’s environmental reserve activity is shown below:

			Total
			Environmental
	Aerojet	Other	Reserve
	(In millions)

November 30, 2005	$255.6	$12.4	$268.0
Fiscal 2006 additions	48.4	1.8	50.2
Fiscal 2006 expenditures	(47.5)	(4.7)	(52.2)

November 30, 2006	256.5	9.5	266.0
Fiscal 2007 additions	57.9	2.5	60.4
Fiscal 2007 expenditures	(54.9)	(1.5)	(56.4)

November 30, 2007	259.5	10.5	270.0
Fiscal 2008 additions	39.8	5.8	45.6
Fiscal 2008 expenditures	(54.1)	(3.3)	(57.4)

November 30, 2008	$245.2	$13.0	$258.2

As of November 30, 2008, the Aerojet reserves include $162.8 million for the Sacramento site, $68.0 million for Baldwin Park Operable Unit (BPOU), and $14.4 million for other Aerojet reserves.

The effect of the final resolution of environmental matters and our obligations for environmental remediation and compliance cannot be accurately predicted due to the uncertainty concerning both the amount and timing of future expenditures and due to regulatory or technological changes. We believe, on the basis of presently available information, that the resolution of environmental matters and our obligations for environmental remediation and compliance will not have a material adverse effect on our results of operations, liquidity, and/or financial condition. We will continue our efforts to mitigate past and future costs through pursuit of claims for recoveries from insurance coverage and other PRPs and continued investigation of new and more cost effective remediation alternatives and associated technologies.

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

Pursuant to the Global Settlement covering environmental costs associated with Aerojet’s Sacramento site and its former Azusa site, the Company can recover up to 88% of its environmental remediation costs for these sites through the establishment of prices for Aerojet’s products and services sold to the U.S. government. Allowable environmental costs are charged to these contracts as the costs are incurred. Aerojet’s mix of contracts can affect the actual reimbursement made by the U.S. government. Because these costs are recovered through forward-pricing arrangements, the ability of Aerojet to continue recovering these costs from the U.S. government depends on Aerojet’s sustained business volume under U.S. government contracts and programs and the relative size of Aerojet’s commercial business. Annually, we evaluate Aerojet’s forecasted business volume under U.S. government contracts and programs and the relative size of Aerojet’s commercial business as part of our long-term business review. In fiscal 2007, as a result of a forecasted increase in U.S government contracts and programs volume, future recoverable amounts from the U.S. government increased; accordingly, we recorded a benefit of $8.6 million in fiscal 2007.

Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations, with excess amounts carried over to subsequent periods, the total reimbursements will not exceed $189.7 million over the term of the agreement, which ends in 2028. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through November 30, 2008	(66.2)

Potential future cost reimbursements available	123.5
Receivable from Northrop in excess of the annual limitation included as a component of other noncurrent assets in the Consolidated Balance Sheet as of November 30, 2008	(45.7)
Amounts recoverable from Northrop in future periods included as a component of recoverable from the U.S. government and other third parties for environmental remediation costs in the Consolidated Balance Sheet as of November 30, 2008	(65.2)

Potential future recoverable amounts available under the Northrop Agreement	$12.6

As part of the acquisition of the Atlantic Research Corporation (ARC) propulsion business, Aerojet entered into an agreement with ARC pursuant to which Aerojet is responsible for up to $20.0 million of costs (Pre-Close Environmental Costs) associated with environmental issues that arose prior to Aerojet’s acquisition of the ARC propulsion business, of which $8.5 million has been spent through November 30, 2008. Pursuant to a separate agreement with the U.S. government which was entered into prior to the completion of the ARC acquisition, these Pre-Close Environmental Costs are not subject to the 88% limitation under the Global Settlement, and are recovered through the establishment of prices for Aerojet’s products and services sold to the U.S. government.

As a part of the ARC acquisition, Aerojet signed a Memorandum of Understanding (MOU) with the U.S. government agreeing to key assumptions and conditions that preserved the original methodology used in recalculating the percentage split between Aerojet and Northrop. In December 2008, Aerojet and the U.S. government entered into an Advance Agreement as was contemplated in the MOU which finalized the calculation methodology and recalculated the allocation percentage of site restoration from Aerojet to Northrop. In anticipation of executing this Advance Agreement, we incurred a charge of $1.5 million to cost of sales in the fourth quarter of fiscal 2007 related to the retroactive adjustment to the allocation split going back to fiscal 2005.

Environmental reserves and recoveries impact to Consolidated Statement of Operations

The expenses and benefits associated with adjustments to the environmental reserves are recorded as a component of other (income) expense, net in the Consolidated Statements of Operations. Summarized financial information for the impact of environmental reserves and recoveries to the Consolidated Statements of Operations is set forth below:

	Estimated
	Recoverable	Charge to	Total
	Amounts Under	Consolidated	Environmental
	U.S. Government	Statement of	Reserve
	Contracts	Operations	Additions
	(In millions)

Fiscal 2008	$34.9	$10.7	$45.6
Fiscal 2007(1)	58.3	2.1	60.4
Fiscal 2006	41.0	9.2	50.2

(1)	In fiscal 2007, the net charge of $2.1 million includes a benefit of $8.6 million due to changes in the forecasted commercial business base (discussed above).

Income Tax Provision (Benefit)

Although we generated $2.5 million in income from continuing operations, we had a tax loss primarily related to the impact of fiscal 2008 change in tax method of accounting adopted for unbilled revenue recognized for book accounting purposes. The new tax method of accounting adopted in fiscal 2008 in accordance with guidance published by the Internal Revenue Service in Technical Advice Memorandum 200803017 defers such revenue until the all events test is met for tax purposes, which is generally when it is billed. The fiscal 2008 tax net operating loss from continuing operations resulted in an income tax benefit of $9.5 million for carryback to prior years and a refund of previously paid taxes. Due to the tightening of the credit market in the fourth quarter of fiscal 2008, a tax planning strategy relied on for realizability of a portion of the deferred tax assets ceased to be prudent and feasible, resulting in a charge to deferred income tax expense of $8.0 million and a corresponding increase to the valuation allowance.

In December 2008, new guidance was published by the Chief Counsel’s Office of the IRS clarifying which costs qualify for ten-year carryback of tax net operating losses for refund of prior years’ taxes. As a result of the clarifying language, we will file a refund claim in the first quarter of fiscal 2009 carrying back these qualifying costs embedded in the tax net operating losses. Accordingly, in the first quarter of fiscal 2009, we will record a benefit to the statement of operations of $19.7 million in accordance with the subsequent event rules of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), of which $14.5 million is for the release of the valuation allowance associated with the utilization of part of the tax net operating losses and $5.2 million is from the recognition of uncertain tax positions associated with prior years’ refund claims related to the qualifying costs.

Our income tax benefit in fiscal 2007 reflects a $6.3 million benefit from continuing operations for the carryback of current and prior year losses resulting in refunds of previously paid taxes and a $12.2 million benefit primarily from U.S. federal and state income tax settlements including research and development credit claim benefits, manufacturer’s investment credit claim benefits, and certain statute expirations, which is partially offset by $0.4 million of current state tax expense. Our income tax benefit in fiscal 2006 reflects a $6.0 million benefit from continuing operations for the carryback of current and prior year losses resulting in refunds of previously paid taxes.

At November 30, 2008, we had a U.S. federal net operating loss carryforward of approximately $225.6 million of which $61.2 million expires in fiscal 2024, $160.6 million expires in fiscal 2025, $1.1 million expires in fiscal 2027, and $2.7 million expires in fiscal 2028, if not utilized. Approximately $9.2 million of the net operating loss carryforward relates to the exercise of stock options, the benefit of which will be credited to equity when realized. In addition, we also have U.S. federal and state capital loss carryforwards of approximately $159.8 million and $64.3 million, respectively, most of which expire in fiscal 2009. For state tax purposes, we have approximately $227.5 million in net operating loss carryforwards of which $35.6 million expires in fiscal 2014, $132.0 million expires in fiscal 2015, $28.7 million expires in fiscal 2016, $15.1 million expires in fiscal 2017, and $16.1 million expires in fiscal 2018, if not utilized.

We also have a U.S. federal research credit carryforward of $6.0 million which begins expiring in fiscal 2021; and a California manufacturing investment credit carryforward of $1.0 million which begins expiring in fiscal 2010; and a foreign tax credit carryforward of $5.9 million which begins expiring in fiscal 2010, if not utilized. These tax carryforwards are subject to examination by the tax authorities.

(Loss) Income from Discontinued Operations

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

In June 2006, we entered into a Final Settlement and Release Agreement with Cerberus Capital Management, L.P. (Cerberus) related to the sale of GDX which resulted in a $2.9 million income tax benefit and $2.0 million pre-tax gain that was recorded during the second quarter of fiscal 2006. For operating segment reporting, GDX was previously reported as a separate operating segment.

We adjusted certain pre-acquisition obligations during the second quarter of fiscal 2006 associated with our purchase of the Draftex group in December 2000 which resulted in a $1.7 million charge. During the third quarter of fiscal 2006, we reached a settlement on these pre-acquisition obligations which resulted in a gain of $1.3 million.

In November 2003, we announced the closing of a GDX manufacturing facility in Chartres, France. The decision resulted primarily from declining sales volumes with French automobile manufacturers. In June 2004, we completed the legal process for closing the facility and establishing a social plan. In fiscal 2004, an expense of approximately $14.0 million related to employee social costs was recorded in accordance with Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. An expense of $1.0 million was recorded during fiscal 2005 primarily related to employee social costs that became estimable in fiscal 2005. We have not yet recorded expenses associated with other social benefits due to the uncertainty of these costs which could total up to a pre-tax expense of $2.0 million and may be incurred within the next few years.

Summarized financial information for discontinued operations is set forth below:

	Year Ended November 30,
	2008	2007	2006
	(In millions)

Net sales	$—	$—	$1.0
(Loss) income before income taxes	(0.2)	28.9	—
Income tax benefit (provision)	0.1	(1.0)	2.4
(Loss) income from discontinued operations	(0.1)	27.9	2.4

Adoption of New Accounting Principles

On December 1, 2007, we adopted the provisions of FIN 48. As of December 1, 2007, we had $3.2 million of unrecognized tax benefits, $3.0 million of which would impact our effective tax rate if recognized. The adoption resulted in a reclassification of certain tax liabilities from current to non-current, a reclassification of certain tax indemnification liabilities from income taxes payable to other current liabilities, and a cumulative effect adjustment benefit of $9.1 million that was recorded directly to our accumulated deficit. We recognize interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties are immaterial at the date of adoption and are included in unrecognized tax benefits. As of November 30, 2008, we had approximately $0.1 million of accrued interest and penalties related to uncertain tax positions. The tax years ended November 30, 2005 through November 30, 2008 remain open to examination for U.S. federal income tax purposes. For our other major taxing jurisdictions, the tax years ended November 30, 2004 through November 30, 2008 remain open to examination.

On December 1, 2007, we adopted the provisions of SFAS No. 157 (SFAS 157), Fair Value Measurements, for financial instruments. Although the adoption of SFAS 157 did not materially impact our financial condition, results of operations, or cash flows, we are now required to provide additional disclosures in the notes to our financial statements.

On December 1, 2007, we adopted SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. At the date of adoption, we did not elect to use the fair value option for any of our outstanding financial assets or liabilities. Accordingly, the adoption of SFAS 159 did not have an impact on our financial position, results of operations, or cash flows.

As of November 30, 2007, we adopted SFAS No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires that the Consolidated Balance Sheets reflect the funded status of the pension and postretirement plans. The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation. We have recognized the aggregate of all overfunded plans in prepaid pension assets and the aggregate of all unfunded plans in either postretirement medical and life benefits or accrued pension benefits. At November 30, 2007, previously unrecognized actuarial (gains)/losses and the prior services (credits)/costs are included in accumulated other comprehensive loss in the Consolidated Balance Sheet as required by SFAS 158. In future periods, the additional actuarial (gains)/losses and prior service (credits)/costs will be recognized in accumulated other comprehensive loss in the period in which they occur.

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

As of December 1, 2005, we adopted SFAS No. 123(R) (SFAS 123(R)), Share-Based Payment, which requires companies to recognize in the statement of operations the grant-date fair value of stock awards issued to employees and directors. We adopted SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R). As a result of applying SFAS 123(R), the loss from continuing operations before the cumulative effect of changes in accounting principles for fiscal 2006 was increased by $0.6 million. In addition, we recognized an increase to our net loss of $0.7 million related to the cumulative effect of changes accounting principles as of December 1, 2005 (see Note 9(c) in Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

Liquidity Requirements

Short-term liquidity requirements consist primarily of recurring operating expenses; costs related to divested businesses, including but not limited to costs related to our retirement benefit plans; capital expenditures; debt service requirements; and rescission obligations on shares sold under our defined contribution 401(k) employee benefit plan. We expect to meet these requirements through available cash, generation of cash from our Aerospace and Defense segment, and our $80.0 million revolving credit facility (Revolver) all of which was available as of November 30, 2008.

Net Cash Provided by (Used in) Operating, Investing, and Financing Activities

Cash and cash equivalents increased by $0.4 million during the year ended November 30, 2008. The change in cash and cash equivalents is summarized as follows:

	Year Ended November 30,
	2008	2007	2006
	(In millions)

Net Cash Provided by (Used in) Operating Activities
Continuing operations	28.8	26.2	0.6
Discontinued operations	(0.8)	(2.4)	(13.7)

Total	28.0	23.8	(13.1)
Net Cash (Used in) Provided by Investing Activities
Continuing operations	(21.3)	(2.0)	(38.8)
Proceeds from sale of discontinued operations	—	29.7	1.1

Total	(21.3)	27.7	(37.7)
Net Cash (Used in) Provided by Financing Activities	(6.3)	(20.4)	20.3

Increase (decrease) in cash and cash equivalents	$0.4	$31.1	$(30.5)

Net Cash Provided by (Used in) Operating Activities

Continuing Operations

Continuing operations generated cash of $28.8 million in fiscal 2008 compared to $26.2 million in fiscal 2007. The increase in cash generated from continuing operations is primarily due to the sale of 400 acres of our Sacramento Land for a cash price of $10.0 million in fiscal 2008 and $54.0 million of changes to working capital and other, including $6.8 million of income tax refunds, partially offset by the funding of $35.2 million into a grantor trust in the second quarter of fiscal 2008, which represents the liabilities associated with our Benefits Restoration Plan and the amounts that would be payable to officers who are party to executive severance agreements in the event of qualifying terminations of employment after a change of control (as defined in the BRP and the executive severance agreements) of the Company (see Note 13 in Notes to Consolidated Financial Statements).

Continuing operations generated cash of $26.2 million in fiscal 2007 compared to $0.6 million in fiscal 2006. The improvement is primarily due to improved operating performance from the Aerospace and Defense segment partially offset by a decrease in the generation of cash from income tax related items.

Discontinued Operations

Discontinued operations used $0.8 million and $2.4 million of cash in fiscal 2008 and 2007, respectively, primarily related to the retained portions of our former automotive business. Discontinued operations used cash of $13.7 million in fiscal 2006 primarily due to payments associated with the Fine Chemicals business divestiture, including purchase price adjustments and transaction costs, and the Final Settlement and Release Agreement we entered into with Cerberus in June 2006 related to the fiscal 2004 sale of GDX.

Net Cash (Used In) Provided by Investing Activities

Continuing Operations

During fiscal 2008, 2007, and 2006, we spent $21.3 million, $21.8 million, and $19.0 million, respectively, in capital expenditures. The majority of our capital expenditures directly supports our contract and customer requirements and are primarily made for asset replacement, capacity expansion, development of new projects, and safety and productivity improvements.

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

Net Cash (Used in) Provided by Financing Activities

During fiscal 2008, cash of $6.3 million was used for debt principal payments (see table below), $5.0 million of which was required to be repaid in conjunction with a real estate sale. Under the terms of the $280.0 million senior credit facility (Senior Credit Facility), we were required to use 50% of the net sale proceeds of $10.0 million from the sale of 400 acres of our Sacramento Land in the second quarter of fiscal 2008, or $5.0 million, to repay outstanding principal on the term loan subfacilty.

Cash of $20.4 million was used in fiscal 2007 primarily for the net retirements of approximately $18.9 million of debt. Cash of $20.3 million was generated in fiscal 2006 primarily from the net issuances of approximately $18.5 million of debt.

Borrowing Activity and Senior Credit Facility:

Our borrowing activity in fiscal 2008 and our debt balances as of November 30, 2007 and 2008 were as follows:

	November 30,			November 30,
	2007	Additions	(Payments)	2008
	(In millions)

Term loan	$74.6	$—	$(5.6)	$69.0
9 1/2% Senior Subordinated Notes (9 1/2% Notes)	97.5	—	—	97.5
4% Contingent Convertible Subordinated Notes (4% Notes)	125.0	—	—	125.0
2 1/4% Convertible Subordinated Debentures (2 1/4% Debentures)	146.4	—	—	146.4
Promissory notes	2.8	0.6	(0.7)	2.7

Total Debt and Borrowing Activity	$446.3	$0.6	$(6.3)	$440.6

In June 2007, we entered into a Senior Credit Facility which provided for an $80.0 million Revolver and a $200.0 million credit-linked facility, consisting of a $125.0 million letter of credit subfacility and a $75.0 million term loan subfacility. As of November 30, 2008, the $80.0 million Revolver was unused and available. Also as of November 30, 2008, we had $73.9 million outstanding letters of credit under the $125.0 million letter of credit subfacility and had permanently reduced the amount of our term loan subfacility to the $69.0 million outstanding.

During the second quarter of fiscal 2008, we sold 400 acres of our Sacramento Land to Elliott for a cash price of $10.0 million. Under the terms of the Senior Credit Facility, we were required to use 50% of the net sale proceeds, or $5.0 million, to repay outstanding principal on the term loan subfacilty.

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

Required Ratios
	Actual Ratios as of	Required Ratios	December 1, 2009
Financial Covenant	November 30, 2008	Through November 30, 2009	and thereafter

Interest coverage ratio	4.97 to 1.00	Not less than: 2.25 to 1.00	Not less than: 2.25 to 1.00
Leverage ratio	2.97 to 1.00	Not greater than: 5.75 to 1.00	Not greater than: 5.50 to 1.00

We were in compliance with our financial covenants as of November 30, 2008. See below for a discussion of the impact of the registered rescission offer on the Senior Credit Facility.

Outlook

We believe that our existing cash and cash equivalents and our Revolver provide sufficient funds to meet our operating plan for the next twelve months. The operating plan for this period provides for full operation of our businesses, and interest and projected principal payments on our debt. However, as disclosed in Notes 7(b) and 7(c) of the Notes to Consolidated Financial Statements, we have exposure for certain legal and environmental matters. We believe that it is currently not possible to estimate the impact, if any, that the ultimate resolution of certain of these matters will have on our financial position, results of operations, or cash flows.

We inadvertently failed to register with the SEC the issuance of certain of our common shares under our defined contribution 401(k) employee benefit plan (the Plan). As a result, certain purchasers of securities pursuant to the Plan may have the right to rescind their purchases for an amount equal to the purchase price paid for the securities (or if such security has been disposed of, to receive damages with respect to any loss on such disposition) plus interest from the date of purchase. We intend to make a registered rescission offer to eligible Plan participants which could result in the purchase of approximately 0.8 million shares of common stock (see Note 8 in Notes to Consolidated Financial Statements).

The holders of our 4% Notes may require us to repurchase for cash all or a portion of our outstanding $125.0 million 4% Notes on January 16, 2010 at a price equal to 100% of the principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any. Additionally, the holders of our 2 1/4% Debentures may require us to repurchase all or part of our outstanding $146.4 million 2 1/4% Debentures on November 20, 2011 at a price equal to 100% of the principal amount plus accrued and unpaid interest, including liquidated damages, if any, payable in cash, to but not including the repurchase date, plus, in certain circumstances, a make-whole premium, payable in common stock. If we are required to repurchase our 4% Notes and 2 1/4% Debentures, we are planning to use cash on hand and accessing capital markets to secure debt and equity financing while continuing to strengthen our balance sheet and evaluating opportunities surrounding our real estate assets. The timing, terms, size, and pricing of any debt and equity financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing.

We will need an amendment to our Senior Credit Facility in connection with the rescission offer and the potential required repurchases of our 4% Notes and 2 1/4% Debentures discussed above. There can be no assurance that we will be able to obtain the consent of lenders under our Senior Credit Facility or that, as a condition to consent, the lenders will not require that the terms of the Senior Credit Facility be amended in a manner that is unfavorable and possibly unacceptable to us, including a possible increase in interest, fees, and covenant changes.

Our inability to amend our Senior Credit Facility or obtain financing to repurchase our 4% Notes and 2 1/4% Debentures on terms acceptable to us would have a material adverse effect on our operating results, financial condition, and/or cash flows. In addition, our failure to pay principal when due is an immediate default under our Senior Credit Facility, and in certain cases, causes cross defaults on most of our other debt.

As of November 30, 2008, our defined benefit pension plan assets and projected benefit obligations were $1.3 billion and $1.4 billion, respectively. The Pension Protection Act (PPA), enacted in August 2006, will require underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. On November 25, 2008, the Company resolved its intention to amend and freeze the defined benefit pension plan effective February 1, 2009. We may be required to make significant cash contributions in the future, a portion of which we may not be able to immediately charge through our government contracts.

Major factors that could adversely impact our forecasted operating cash flows and our financial condition are described in Part I, Item 1A. Risk Factors. In addition, our liquidity and financial condition will continue to be affected by changes in prevailing interest rates on the portion of debt that bears interest at variable interest rates.

Contractual Obligations

We have contractual obligations and commitments in the form of debt obligations, operating leases, certain other liabilities, and purchase commitments. The following table summarizes our contractual obligations as of November 30, 2008 and their expected effect on our liquidity and cash flows in future periods:

	Payments due by Period
		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
	(In millions)

Contractual Obligations:
Long-term debt:
Term Loans	$69.0	$0.7	$1.4	$66.9	$—
9 1/2% Notes	97.5	—	—	97.5	—
4% Notes(1)	125.0	—	125.0	—	—
2 1/4% Debentures(2)	146.4	—	146.4	—	—
Promissory Notes	2.7	1.3	1.4	—	—
Interest on long-term debt(3)	91.8	24.1	40.4	27.3	—
Postretirement medical and life benefits(4)	74.4	7.2	15.0	15.2	37.0
Operating leases	31.2	8.6	13.7	4.4	4.5
Conditional asset retirement obligations	13.5	—	—	2.7	10.8
Liabilities associated with legal settlements	32.9	6.3	15.2	9.8	1.6

Total	$684.4	$48.2	$358.5	$223.8	$53.9

(1)	Represents the $125.0 million 4% Notes due January 2024 that can be put to us in January 2010 at a price equal to 100% of the principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any.

(2)	Represents the $146.4 million 2 1/4% Debentures due November 2024 that can be put to us in November 2011 at a price equal to 100% of the principal amount plus accrued and unpaid interest, including liquidated damages, if any, payable in cash, to but not including the repurchase date, plus, in certain circumstances, a make-whole premium, payable in common stock.

(3)	Includes interest on variable debt calculated based on interest rates at November 30, 2008.

(4)	The payments presented above are expected payments for the next 10 years. The payments for postretirement medical and life benefits reflect the estimated benefit payments of the plans using the provisions currently in effect. Under the relevant summary plan descriptions or plan documents, we have the right to modify or terminate the plans. The obligation related to postretirement medical and life benefits is actuarially determined on an annual basis. The estimated payments have been reduced to reflect the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

As of November 30, 2008, the liability for uncertain income tax positions was $5.6 million. Due to the uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

The PPA, as discussed above, will require underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. We may be required to make significant cash contributions in the future to fund our defined benefit pension plan, a portion of which we may not be able to immediately charge through our government contracts.

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

Arrangements with Off-Balance Sheet Risk

As of November 30, 2008, obligations required to be disclosed in accordance with FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, consisted of:

— $73.9 million in outstanding commercial letters of credit expiring within the next twelve months, the majority of which may be renewed, primarily to secure obligations for environmental remediation and insurance coverage.

— Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to U.S. government agencies for environmental remediation activities.

— Up to $2.0 million of reimbursements to Granite Construction Company (Granite) if the Company requests Granite to cease mining operations on certain portions of the Sacramento Land.

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

The preparation of financial statements requires the use of estimates, assumptions, judgments, and interpretations that can affect the reported amounts of assets, liabilities, revenues, and expenses, the disclosure of contingent assets and liabilities and other supplemental disclosures. The development of accounting estimates is the responsibility of our management. Management discusses those areas that require significant judgment with the audit committee of our board of directors. All of our financial disclosures in our filings with the SEC have been reviewed with the audit committee. Although we believe that the positions we have taken with regard to uncertainties are reasonable, others might reach different conclusions and our positions can change over time as more information becomes available. If an accounting estimate changes, its effects are accounted for prospectively and, if significant, disclosed in the Notes to Consolidated Financial Statements.

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

Certain government contracts contain cost or performance incentive provisions that provide for increased or decreased fees or profits based upon actual performance against established targets or other criteria. Incentive and award fees, which are generally awarded at the discretion of the customer, are considered in estimating profit rates at the time the amounts can be reasonably determined and are reasonably assured based on historical experience and anticipated performance. Aerojet continually evaluates its performance and incorporates any anticipated changes in penalties and cost incentives into its revenue and earnings calculations. Performance incentives, which increase or decrease earnings based solely on a single significant event, generally are not recognized until an event occurs.

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

Goodwill

We test goodwill for possible impairment on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; adverse cash flow trends; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed of; decline in stock price; and results of testing for recoverability of a significant asset group within a reporting unit.

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

Retirement Benefit Plans

Retirement Benefit Plans include defined benefit pension plans and postretirement benefit plans (medical and life benefits). Retirement benefits are a significant cost of doing business and represent obligations that will be ultimately settled far in the future and therefore are subject to estimates. Our pension and medical and life benefit obligations and related costs are calculated using actuarial concepts in accordance with SFAS 158, SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Pension accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made by us. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate applied to determine service cost and interest cost to arrive at pension income or expense for the year.

The discount rate represents the current market interest rate used to determine the present value of future cash flows currently expected to be required to settle pension obligations. The discount rate is determined at the annual measurement date of August 31 for our pension plans, and is subject to change each year based on changes in overall market interest rates. The assumed discount rate represents the market rate available for investments in high-quality fixed income instruments with maturities matched to the expected benefit payments for pension and medical and life benefit plans. For fiscal 2008 pension benefit obligations, the discount rate was increased by 70 basis points to 7.10% for the qualified pension plan and increased by 65 basis points to 7.05% for non qualified Benefits Restoration Plan, and for medical and life benefit obligations the discount rate was increased by 60 basis points to 6.85%.

The expected long-term rate of return on plan assets represents the rate of earnings expected in the funds invested to provide for anticipated benefit payments. The expected long-term rate of return on plan assets is also determined at the annual measurement date of August 31 for our pension plans. The expected long-term rate of return used to determine net benefit cost was 8.75% for both fiscal 2008 and 2007. As a result of the increased turmoil in the financial markets and the temporary divergence from our established investment asset allocation (partly as a result of the liquidation of the majority of our alternative investment portfolio), we determined that the expected long-term rate of return used to determine net benefit cost in fiscal 2009 should be reduced to 8.00%. With input from our investment advisors and actuaries, we analyzed the expected rates of return on assets and determined that these rates are reasonable based on the current and expected asset allocations and on the plans’ historical investment performance and best estimates for future investment performance. Our asset managers regularly review actual asset allocations and periodically rebalance investments to targeted allocations when considered appropriate. Our pension assets are managed in two distinct portfolios with different investment objectives and strategies. At August 31, 2008, $654.1 million of the assets are attributable to the variable annuity benefits with approximately 75% of those assets targeted to be invested in fixed income. At August 31, 2008, $889.2 million of the assets are attributable to the fixed benefits, with approximately 30% of those assets targeted to be invested in fixed income. The 8.75% expected rate of return applies to the fixed benefit plan assets since variable assets have no bearing on the total annual net periodic pension expense. Management will continue to assess the expected long-term rate of return on assets for each plan based on relevant market conditions and will make adjustments to the assumptions as appropriate.

Market conditions and interest rates significantly affect assets and liabilities of our pension plans. Pension accounting requires that market gains and losses be deferred and recognized over a period of years. This “smoothing” results in the creation of other accumulated income or loss which will be amortized to pension costs in future years. The accounting method we utilize recognizes one-fifth of the unamortized gains and losses in the market-related value of pension assets and all other gains and losses including changes in the discount rate used to calculate benefit costs each year. Investment gains or losses for this purpose are the difference between the expected return and the actual return on the market-related value of assets which smoothes asset values over three years. Although the smoothing period mitigates some volatility in the calculation of annual pension costs, future pension costs are impacted by changes in the market value of pension plan assets and changes in interest rates.

In addition, we maintain postretirement benefit plans (medical and life benefits) other than pensions that are not funded.

A one percentage point change in the key assumptions would have the following effects on the projected benefit obligations as of November 30, 2008 and on expense for fiscal 2009:

Pension Benefits and
	Medical and Life Benefits		Expected Long-term	Assumed Healthcare
	Discount Rate		Rate of Return	Cost Trend Rate
		Projected		Net Periodic	Accumulated
	Net Periodic	Benefit	Net Periodic Pension	Medical and Life	Benefit
	Benefit Expense	Obligation	Benefit Expense	Benefit Expense	Obligation
(In millions)

1% decrease	$19.0	$96.2	$9.3	$(0.1)	$(1.6)
1% increase	(16.6)	(83.8)	(9.3)	0.2	1.8

Contingencies and Litigation

We are currently involved in certain legal proceedings and, as required, have accrued our estimate of the probable costs for resolution of these claims. These estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions or the effectiveness of strategies related to these proceedings. See Note 7(b) in Notes to Consolidated Financial Statements for more detailed information on litigation exposure.

Reserves for Environmental Remediation and Recoverable from the U.S. Government and Other Third Parties for Environmental Remediation Costs

For a discussion of our accounting for environmental remediation obligations and costs and related legal matters, see “Environmental Matters” above and Note 7(c) in Notes to Consolidated Financial Statements.

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

As of November 30, 2008, the aggregate range of our environmental costs was $258.2 million to $463.6 million and the accrued amount was $258.2 million, of which $245.2 million relates to Aerojet sites and $13.0 million relates to non-Aerojet sites. Environmental remediation cost estimation involves significant uncertainties, including the extent of the remediation required, changing governmental regulations and legal standards regarding liability, evolving technologies and the long periods of time over which most remediation efforts take place. A number of factors could substantially change environmental remediation cost estimates, examples of which include: regulatory changes reducing the allowable levels of contaminants such as perchlorate, nitrosodimethylamine or others; enhanced monitoring and testing technology or protocols which could result in the discovery of previously undetected contaminants; and the implementation of new remediation technologies which could reduce future remediation costs.

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

Based on Aerojet’s projected business volume and the proportion of its business expected to be covered by the Global Settlement, Aerojet currently believes that, as of November 30, 2008, approximately $213.5 million of its estimated future environmental costs will be recoverable. Significant estimates and assumptions that could affect the future recovery of environmental remediation costs include: the proportion of Aerojet’s future business base and total business volume which will be subject to the Global Settlement; limitations on the amount of recoveries available under the Northrop agreement; the ability of Aerojet to competitively bid and win future government contracts if estimated environmental costs significantly increase; the relative size of Aerojet’s commercial business base; the timing of environmental expenditures; and uncertainties inherent in long-term cost projections of environmental remediation projects.

Our environmental expenses related to non-Aerojet sites are not recoverable and a significant increase in the estimated environmental expenses could have a material adverse effect on our operating results, financial condition, and/or cash flows.

Income Taxes

We file a consolidated U.S. federal income tax return for ourselves and our wholly-owned consolidated subsidiaries. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date of the change.

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

Despite our belief that our tax return positions are consistent with applicable tax laws, we believe that certain positions are likely to be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. Our tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in financial statements in accordance with FIN 48. FIN 48 provides guidance for the recognition and measurement in financial statements for uncertain tax positions taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process, the first step being recognition. We determine whether it is more-likely-than-not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position. The technical merits of a tax position is derived from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings, and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority. As the examination process progresses with tax authorities, adjustments to tax reserves may be necessary to reflect taxes payable upon settlement. Tax reserve adjustments related to positions impacting the effective tax rate affect the provision for income taxes. Tax reserve adjustments related to positions impacting the timing of deductions impact deferred tax assets and liabilities.

Recently Issued Accounting Standards

In June 2007, the FASB issued Emerging Issues Task Force (EITF) No. 07-03 (EITF 07-03), Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-03 is effective for us beginning December 1, 2008. We do not expect that the adoption of EITF 07-03 will have a material impact on our financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. The adoption of SFAS 160 will change the accounting treatment for minority interests on a prospective basis beginning December 1, 2009. As of November 30, 2008, we did not have any minority interests. Accordingly, the adoption of SFAS 160 is not expected to impact our consolidated financial statements.

In February 2008, the FASB issued Staff Position SFAS 157-2, Effective Date of FASB Statement No. 157, which approved a one-year deferral of SFAS 157 as it relates to non-financial assets and liabilities. SFAS 157-2 is effective for us beginning December 1, 2008. We are currently evaluating the effect of SFAS 157-2, and we have not yet determined the impact of the standard on our financial position or results of operations.

In May 2008, the FASB issued Staff Position No. Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement (FSP APB 14-1), which is effective for fiscal years beginning after December 15, 2008. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. FSP APB 14-1 also specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We are currently evaluating the effect of FSP APB 14-1, and we have not yet determined the impact of the standard on our financial position or results of operations. However, we believe the adoption of FSP APB 14-1 will significantly increase non-cash interest expense.

In December 2008, the FASB issued Staff Position SFAS No. 132(R)-1 (SFAS 132(R)-1), Employers’ Disclosures about Postretirement Benefit Plan Assets, which provides guidance on disclosures about plan assets of a defined benefit pension or other postretirement plan. SFAS 132(R)-1 is effective for fiscal years beginning after December 15, 2009. We do not expect that the adoption of SFAS 132(R)-1 will have a material impact on our financial position or results of operations.

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

As of November 30, 2008, our debt totaled $440.6 million: $371.6 million, or 84% was at an average fixed rate of 4.75%; and $69.0 million or 16% was at a variable rate of 4.45%.

The estimated fair value of our total debt was $291.7 million as of November 30, 2008 compared to a carrying value of $440.6 million. The fair values of the term loan, convertible subordinated notes, senior subordinated notes, and convertible subordinated debentures were determined based on quoted market prices as of November 30, 2008. The fair value of the remaining debt was determined to approximate carrying value.

Item 8.	Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of GenCorp Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of GenCorp Inc. and its subsidiaries at November 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the years ended November 30, 2008, 2007 and 2006 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company adopted new fair value measurement and disclosure accounting principles during the year ended November 30, 2008, and changed its method of accounting for uncertainty in income taxes as of December 1, 2007, accounting for defined benefit pension and other postretirement plans as of November 30, 2007, conditional asset retirement obligations as of November 30, 2006, and stock-based compensation as of December 1, 2005.

As discussed in Note 1(a) to the consolidated financial statements, in January 2010 the holders of the 4% Contingent Convertible Subordinated Notes may require the Company to repurchase for cash all or a portion of the then outstanding obligations.

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

/s/ PricewaterhouseCoopers LLP

Sacramento, California
February 12, 2009

GENCORP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended November 30,
	2008	2007	2006
	(In millions, except per share amounts)

Net sales	$742.3	$745.4	$621.1
Costs and expenses
Cost of sales	645.4	657.8	565.0
Selling, general and administrative	1.9	14.4	28.8
Depreciation and amortization	28.3	28.4	27.2
Interest expense	27.7	28.6	27.2
Interest income	(4.2)	(4.9)	(3.6)
Other expense (income), net	7.6	(2.6)	11.7
Unusual items
Shareholder agreement and related costs	16.8	—	—
Defined benefit pension plan amendment	14.6	—	—
Legal settlements and estimated loss on legal matters	2.9	3.8	8.5
Customer reimbursement of tax matters	—	2.3	—
Loss on repayment of debt	—	0.6	—
Gain on recoveries	(1.2)	(6.0)	—

Total costs and expenses	739.8	722.4	664.8
Income (loss) from continuing operations before income taxes and cumulative effect of changes in accounting principles	2.5	23.0	(43.7)
Income tax provision (benefit)	0.9	(18.1)	(4.7)

Income (loss) from continuing operations before cumulative effect of changes in accounting principles	1.6	41.1	(39.0)
(Loss) income from discontinued operations, net of income taxes	(0.1)	27.9	2.4

Income (loss) before cumulative effect of changes in accounting principles	1.5	69.0	(36.6)
Cumulative effect of changes in accounting principles, net of income taxes	—	—	(1.9)

Net income (loss)	$1.5	$69.0	$(38.5)

Income (loss) per share of common stock
Basic:
Income (loss) per share from continuing operations before cumulative effect of changes in accounting principles	$0.03	$0.73	$(0.70)
Income per share from discontinued operations, net of income taxes	—	0.50	0.04
Loss per share from cumulative effect of changes in accounting principles, net of income taxes	—	—	(0.03)

Net income (loss) per share	$0.03	$1.23	$(0.69)

Diluted:
Income (loss) per share from continuing operations before cumulative effect of changes in accounting principles	$0.03	$0.71	$(0.70)
Income per share from discontinued operations, net of income taxes	—	0.43	0.04
Loss per share from cumulative effect of changes in accounting principles, net of income taxes	—	—	(0.03)

Net income (loss) per share	$0.03	$1.14	$(0.69)

Weighted average shares of common stock outstanding	57.2	56.2	55.4

Weighted average shares of common stock outstanding, assuming dilution	57.2	64.6	55.4

See Notes to Consolidated Financial Statements.

GENCORP INC.

CONSOLIDATED BALANCE SHEETS

	November 30,	November 30,
	2008	2007
	(In millions, except per share amounts)

ASSETS
Current Assets
Cash and cash equivalents	$92.7	$92.3
Accounts receivable	97.3	99.2
Inventories	70.4	67.5
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	43.7	46.5
Grantor trust	1.6	—
Prepaid expenses and other	17.6	17.4
Income tax receivable	10.6	—
Assets of discontinued operations	0.1	0.1

Total Current Assets	334.0	323.0
Noncurrent Assets
Property, plant and equipment, net	137.9	139.8
Real estate held for entitlement and leasing	49.3	45.3
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	169.8	179.0
Prepaid pension asset	76.5	101.0
Grantor trust	29.3	—
Goodwill	94.9	94.9
Intangible assets	20.1	21.7
Other noncurrent assets, net	93.9	90.5

Total Noncurrent Assets	671.7	672.2

Total Assets	$1,005.7	$995.2

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings and current portion of long-term debt	$2.0	$1.5
Accounts payable	32.7	28.9
Reserves for environmental remediation costs	65.2	66.1
Income taxes payable	—	6.2
Postretirement medical and life benefits	7.1	8.8
Advance payments on contracts	46.7	49.1
Other current liabilities	93.7	84.3
Liabilities of discontinued operations	1.0	1.0

Total Current Liabilities	248.4	245.9
Noncurrent Liabilities
Senior debt	68.3	73.1
Senior subordinated notes	97.5	97.5
Convertible subordinated notes	271.4	271.4
Other debt	1.4	2.8
Deferred income taxes	8.3	0.3
Reserves for environmental remediation costs	193.0	203.9
Postretirement medical and life benefits	66.8	78.5
Other noncurrent liabilities	78.1	73.8

Total Noncurrent Liabilities	784.8	801.3

Total Liabilities	1,033.2	1,047.2
Commitments and Contingencies (Note 7)
Redeemable common stock, par value of $0.10; 0.8 million shares issued and outstanding as of November 30, 2008 (Note 8)	7.6	—
Shareholders’ Deficit
Preference stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 57.3 million shares issued and outstanding as of November 30, 2008; 56.8 million shares issued, 56.6 million shares outstanding as of November 30, 2007	5.7	5.7
Other capital	207.7	205.2
Accumulated deficit	(216.8)	(227.4)
Accumulated other comprehensive loss, net of income taxes	(31.7)	(35.5)

Total Shareholders’ Deficit	(35.1)	(52.0)

Total Liabilities and Shareholders’ Deficit	$1,005.7	$995.2

See Notes to Consolidated Financial Statements.

GENCORP INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

						Accumulated
	Comprehensive					Other	Total
	Income	Common Stock		Other	Accumulated	Comprehensive	Shareholders’
	(Loss)	Shares	Amount	Capital	Deficit	Loss	Deficit
	(In millions, except share amounts)

November 30, 2005		54,962,624	$5.5	$181.3	$(257.9)	$(1.6)	$(72.7)
Net loss	$(38.5)	—	—	—	(38.5)	—	(38.5)
Change in minimum pension liability, net of taxes	1.6	—	—	—	—	1.6	1.6
Stock-based compensation	—	—	—	1.3	—	—	1.3
Tax benefit on equity based compensation	—	—	—	0.6	—	—	0.6
Shares issued under stock option and stock incentive plans	—	853,204	0.1	11.6	—	—	11.7

November 30, 2006	$(36.9)	55,815,828	5.6	194.8	(296.4)	—	(96.0)

Net income	$69.0	—	—	—	69.0	—	69.0
SFAS 158 transition amount	—	—	—	—	—	(35.5)	(35.5)
Stock-based compensation	—	—	—	1.0	—	—	1.0
Shares issued under stock option and stock incentive plans	—	770,892	0.1	9.4	—	—	9.5

November 30, 2007	$69.0	56,586,720	5.7	205.2	(227.4)	(35.5)	(52.0)

Net income	$1.5	—	—	—	1.5	—	1.5
Amortization of net actuarial losses	7.9	—	—	—	—	7.9	7.9
Actuarial losses arising during the period, net	(51.8)	—	—	—	—	(51.8)	(51.8)
Amortization of prior service costs	2.1	—	—	—	—	2.1	2.1
Prior service costs arising during the period, net	(5.3)	—	—	—	—	(5.3)	(5.3)
Curtailment (see Note 6)	50.9	—	—	—	—	50.9	50.9
Cumulative effect adjustment related to the adoption of FIN 48	—	—	—	—	9.1	—	9.1
Reclassification to redeemable common stock	—	(754,863)	(0.1)	(7.5)	—	—	(7.6)
Stock-based compensation	—	—	—	1.6	—	—	1.6
Shares issued under stock option and stock incentive plans, net	—	1,421,544	0.1	8.4	—	—	8.5

November 30, 2008	$5.3	57,253,401	$5.7	$207.7	$(216.8)	$(31.7)	$(35.1)

See Notes to Consolidated Financial Statements.

GENCORP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended November 30,
	2008	2007	2006
	(In millions)

Operating Activities
Net income (loss)	$1.5	$69.0	$(38.5)
Loss (income) from discontinued operations, net of income taxes	0.1	(27.9)	(2.4)
Cumulative effect of changes in accounting principles, net of income taxes	—	—	1.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on repayment of debt	—	0.6	—
Depreciation and amortization	28.3	28.4	27.2
Stock-based compensation	0.2	1.5	1.8
Savings plan expense	9.2	9.1	8.4
Changes in operating assets and liabilities:
Accounts receivable	1.9	(28.1)	11.0
Inventories	(2.9)	2.0	(12.4)
Grantor trust	(30.9)	—	—
Prepaid expenses and other	1.1	6.0	(13.9)
Income tax receivable	(10.5)	—	—
Real estate held for entitlement and leasing	(8.0)	(7.4)	(6.8)
Other noncurrent assets	31.4	(11.6)	46.8
Accounts payable	3.8	(3.6)	(22.8)
Income taxes payable	3.5	(5.3)	13.5
Postretirement medical and life benefits	(9.7)	(8.7)	(13.0)
Advance payments on contracts	(2.4)	(8.0)	12.3
Other current liabilities	11.3	(3.5)	3.0
Deferred income taxes	8.0	0.3	—
Other noncurrent liabilities and other	(7.1)	13.4	(15.5)

Net cash provided by continuing operations	28.8	26.2	0.6
Net cash used in discontinued operations	(0.8)	(2.4)	(13.7)

Net Cash Provided by (Used in) Operating Activities	28.0	23.8	(13.1)
Investing Activities
Capital expenditures	(21.3)	(21.8)	(19.0)
Restricted cash	—	19.8	(19.8)
Proceeds from sale of discontinued operations	—	29.7	1.1

Net Cash (Used in) Provided by Investing Activities	(21.3)	27.7	(37.7)
Financing Activities
Proceeds from the issuance of debt	—	75.0	74.5
Repayments on debt	(6.3)	(93.9)	(56.0)
Debt issuance costs	—	(1.9)	(2.1)
Tax benefit on equity based compensation	—	—	0.6
Proceeds from shares issued under stock option and equity incentive plans	—	0.4	3.3

Net Cash (Used in) Provided by Financing Activities	(6.3)	(20.4)	20.3

Net increase (decrease) in cash and cash equivalents	0.4	31.1	(30.5)
Cash and cash equivalents at beginning of year	92.3	61.2	91.7

Cash and Cash Equivalents at End of Year	$92.7	$92.3	$61.2

Supplemental Disclosures of Cash Flow Information
Capital expenditure purchased with a promissory note	$—	$2.8	$—
Financing of an environmental remediation settlement with a promissory note	0.6	—	0.4
Cash paid for income taxes	0.5	0.8	0.4
Cash paid for interest	25.3	27.6	27.4

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

Aerospace and Defense — includes the operations of Aerojet which develops and manufactures propulsion systems for defense and space applications, armament systems for precision tactical weapon systems, and munitions applications. Aerojet is one of the largest providers of such propulsion systems in the United States (U.S.) and the only U.S. company that provides both solid and liquid propellant based systems. Primary customers served include major prime contractors to the U.S. government, the Department of Defense (DoD), and the National Aeronautics and Space Administration.

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

The Company’s fiscal year ends on November 30 of each year. The fiscal year of the Company’s subsidiary, Aerojet-General Corporation (Aerojet), ends on the last Saturday of November. As a result of the 2008 calendar, Aerojet had 53 weeks of operations in fiscal 2008 compared to 52 weeks of operations in fiscal 2007. The additional week of operations, which occurred in the first quarter of fiscal 2008, accounted for $19.1 million in additional net sales.

On August 31, 2004, the Company completed the sale of its GDX Automotive (GDX) business. On November 30, 2005, the Company completed the sale of its Fine Chemicals business. On November 17, 2006, the Company completed the sale of its Turbo product line. The GDX and Fine Chemicals businesses and the Turbo product line are classified as discontinued operations in these consolidated financial statements and notes to consolidated financial statements (see Note 12).

The holders of the 4% Contingent Convertible Subordinated Notes (4% Notes) may require the Company to repurchase for cash all or a portion of the outstanding $125.0 million 4% Notes on January 16, 2010 at a price equal to 100% of the principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any. Additionally, the holders of the 2 1/4% Convertible Subordinated Debentures (2 1/4% Debentures) may require the Company to repurchase all or part of the outstanding $146.4 million 2 1/4% Debentures on November 20, 2011 at a price equal to 100% of the principal amount plus accrued and unpaid interest, including liquidated damages, if any, payable in cash, to but not including the repurchase date, plus, in certain circumstances, a make-whole premium, payable in common stock. If the Company is required to repurchase its 4% Notes and 2 1/4% Debentures, the Company is planning to use cash on hand and accessing capital markets to secure debt and equity financing.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company will need an amendment to its $280.0 million senior credit facility (Senior Credit Facility) in connection with the potential required repurchases of the 4% Notes and 2 1/4% Debentures discussed above. There can be no assurance that the Company will be able to obtain the consent of lenders under the Senior Credit Facility or that, as a condition to consent, the lenders will not require that the terms of the Senior Credit Facility be amended in a manner that is unfavorable and possibly unacceptable to the Company, including a possible increase in interest, fees, reduction in the amount of the funds available, and covenant changes. Furthermore, the current financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency, and equity markets. The Company likely will need to access credit markets to amend the Senior Credit Facility and repurchase the outstanding 4% Notes in January 2010 and 2 1/4% Debentures in November 2011. The Company’s inability to amend the Senior Credit Facility or obtain financing to repurchase the 4% Notes and 2 1/4% Debentures on terms favorable to the Company would have a material adverse effect on the Company’s operating results, financial condition, and/or cash flows. For additional discussion of the Company’s debt instruments, please see the discussion in Note 5.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

b. Cash and Cash Equivalents

All highly liquid debt instruments purchased with a remaining maturity at the date of purchase of three months or less are considered to be cash equivalents. The Company aggregates its cash balances by bank, and reclassifies any negative balances to accounts payable.

c. Fair Value of Financial Instruments

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), as of December 1, 2007, for financial instruments. Although the adoption of SFAS 157 did not materially impact the Company’s financial condition, results of operations, or cash flows, the Company is now required to provide additional disclosures as part of its financial statements. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. As of November 30, 2008, the Company’s only financial instruments, other than investments held by its defined benefit pension plan, was the Company’s money market funds. The estimated fair value and carrying value of the Company’s money market funds was $117.1 million, including $31.1 million in the grantor trust, as of November 30, 2008. The fair value of the money market funds were determined based on quoted market prices as of November 30, 2008 and the Company determined that the money market funds were a Level 1 asset as defined by SFAS 157.

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities. The estimated fair value of the Company’s total debt was $291.7 million as of November 30, 2008 compared to a carrying value of $440.6 million. The fair values of the term loan, convertible subordinated notes, senior subordinated notes, and convertible subordinated debentures were determined based on quoted market prices as of November 30, 2008. The fair value of the remaining debt was determined to approximate carrying value.

d. Accounts Receivable

Accounts receivable associated with long-term contracts consist of billed and unbilled amounts. Billed amounts include invoices presented to customers that have not been paid. Unbilled amounts relate to revenues that

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have been recorded and billings that have not been presented to customers. Amounts for overhead disallowances are reflected in unbilled receivables and primarily represent estimates of overhead costs which may not be successfully negotiated and collected.

Other receivables represent amounts billed where revenues were not derived from long-term contracts.

e. Inventories

Inventories are stated at the lower of cost or market, generally using the average cost method. Costs on long-term contracts and programs in progress represent recoverable costs incurred for production, contract-specific facilities and equipment, allocable operating overhead, advances to suppliers, environmental expenses and, in the case of contracts with the U.S. government, bid and proposal, research and development, and general and administrative expenses. Pursuant to contract provisions, agencies of the U.S. government and certain other customers have title to, or a security interest in, inventories related to such contracts as a result of performance-based and progress payments. Such progress payments are reflected as an offset against the related inventory balances (see Note 1(r)).

f. Property, Plant and Equipment, net

Property, plant and equipment are recorded at cost. Refurbishment costs are capitalized in the property accounts, whereas ordinary maintenance and repair costs are expensed as incurred. Depreciation is computed principally by accelerated methods based on the following useful lives:

Buildings and improvements	6 — 40 years
Machinery and equipment	3 — 19 years

g. Real Estate Held for Entitlement and Leasing

In accordance with SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, the Company capitalizes all costs associated with the real estate entitlement and leasing process. The Company classifies activities related to the entitlement, sale, and leasing of its excess real estate assets as operating activities in the consolidated statements of cash flows.

h. Retirement Benefits

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

On November 25, 2008, the Company decided to amend the defined benefit pension and benefits restoration plans to freeze future accruals under such plans. Effective February 1, 2009, the Company discontinued future benefit accruals for current salaried employees. No employees lost their previously earned pension benefit. As a result of the amendment and freeze, the Company incurred a curtailment charge of $14.6 million in the fourth quarter of fiscal 2008 primarily due to the immediate recognition of unrecognized prior service costs (see Note 6).

i. Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair values of the identifiable assets acquired and liabilities assumed. Tests for impairment of goodwill are performed on an annual basis, or at any other time, if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company performed the annual impairment tests for goodwill as of September 1, 2008 and 2007 and determined that goodwill was not impaired as of those dates. Additionally, the Company performed an impairment test for goodwill as of November 30, 2008 due to the decline in the common stock market price in the fourth quarter of fiscal 2008 and determined that goodwill was not impaired.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; adverse cash flow trends; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; decline in stock price; and results of testing for recoverability of a significant asset group within a reporting unit. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded.

All of the Company’s recorded goodwill resides in the Aerospace and Defense reporting unit. To determine the fair value of the Company’s Aerospace and Defense reporting unit, the Company primarily relies upon a discounted cash flow analysis which requires significant assumptions and estimates about future operations, including judgments about expected revenue growth and operating margins, and timing and amounts of expected future cash flows. The cash flows employed in the discounted cash flow analysis are based on ten-year financial forecasts developed internally by management. The analysis also involves discounting the future cash flows to a present value using a discount rate that properly accounts for the risk and nature of the reporting unit cash flows and the rates of return debt and equity holders would require to invest their capital in the aerospace and defense reporting unit. In assessing the reasonableness of the Company’s estimated fair value of the Aerospace and Defense reporting unit, the Company evaluates the results of the discounted cash flow analysis in light of what investors are paying for similar interests in comparable aerospace and defense companies as of the valuation date. The Company also ensures that the reporting unit fair value is reasonable given the market value of the entire Company as of the valuation date.

Given the current economic environment and the uncertainties regarding the impact on the Company’s business, there can be no assurance that the Company’s estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of the Company’s goodwill impairment testing as of November 30, 2008 will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or margin growth rates are not achieved, the Company may be required to record goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing on September 1, 2009 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

j. Intangible Assets

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

k. Impairment or Disposal of Long-Lived Assets

Impairment of long-lived assets is recognized when events or circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; or a current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the Company determines that an asset is not recoverable, then we would record an impairment charge if the carrying value of the asset exceeds its fair value.

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

Certain government contracts contain cost or performance incentive provisions that provide for increased or decreased fees or profits based upon actual performance against established targets or other criteria. Incentive and award fees, which are generally awarded at the discretion of the customer, are included in estimated contract revenue at the time the amounts can be reasonably determined and are reasonably assured based on historical experience and anticipated performance. The Company continually evaluates its performance and incorporates any anticipated changes in penalties and cost incentives into its revenue and earnings calculations. Performance incentives, which increase or decrease earnings based solely on a single significant event, generally are not recognized until an event occurs.

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

m. Concentrations

Dependence upon government programs and contracts

Sales in fiscal 2008, 2007, and 2006 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed below, totaled $641.7 million, $665.9 million, and $523.5 million, respectively. The demand for certain of the Company’s services and products is directly related to the level of funding of government programs.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Major customers

Customers that represented more than 10% of net sales for the fiscal years presented are as follows:

	Year Ended November 30,
	2008	2007	2006

Raytheon	27%	28%	19%
Lockheed Martin	26	28	39
Boeing	*	*	10

*	Less than 10% of net sales

Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash equivalents and trade receivables. The Company’s cash and cash equivalents are held and managed by recognized financial institutions that follow the Company’s investment policy. The investment policy limits the amount of credit exposure to any one security issue or issuer and the Company does not believe significant concentration of credit risk exists with respect to these investments. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an appropriate allowance for uncollectible accounts receivable based upon the expected collectiblity of all accounts receivable. The Company’s accounts receivables are generally unsecured and are not backed by collateral from its customers. Customers that represented more than 10% of accounts receivable for the periods presented are as follows:

	As of November 30,
	2008	2007
	(In millions)

Lockheed Martin	35%	38%
Raytheon	26	27

Dependence on Single Source and Other Third Party Suppliers

The Company depends on a single or limited number of outside suppliers for raw materials. The Company closely monitors sources of supply to assure that adequate raw materials and other supplies needed in the manufacturing processes are available. As a U.S. government contractor, the Company is frequently limited to procuring materials and components from sources of supply that meet rigorous customer and/or government specifications. In addition, as business conditions, DoD budgets, and Congressional allocations change, suppliers of specialty chemicals and other materials sometime consider dropping low-volume items from their product lines, which may require us to qualify new suppliers for raw materials on key programs. Current suppliers of some raw materials used in the manufacturing of rocket nozzles, composite cases and explosives have announced plans to relocate, close, and/or discontinue certain product lines. These materials, which include TPB/Flexzone, Iron Oxide lacquer and other constituents, are used industry-wide and are key to many of our motor and warhead programs. The Company continues its efforts at qualifying new suppliers and products for these materials and expects that materials will be available in time to meet future production needs. In some situations, increased costs related to new suppliers may not be recoverable under government contracts. In addition, some of these materials may have to be procured from offshore suppliers.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The supply of ammonium perchlorate, a principal raw material used in solid propellant, is limited to a single source that supplies the entire domestic solid propellant industry with actual pricing based on the total industry demand. Significant reductions in the total national demand will likely result in significant unit price increases. Where possible, Aerojet has protective price re-determinable language incorporated into all contracts with its customers. The industry also currently relies on one primary supplier for carbon fiber, which is used in the production of composite materials. This supplier has multiple manufacturing lines for such material. Although other sources of carbon fiber exist, the addition of a new supplier would require the Company to qualify the new source for use. The Japanese government has imposed export restrictions on materials that are to be used in offensive weapons systems. To date, this has not impacted our production but has increased the lead times associated with the product as its export has to be approved by the Japanese Defense Ministry. Characterization of domestic sources of carbon fiber is underway by the extended aerospace industry.

The Company is also impacted, as is the rest of the industry, by increases in the prices and lead-times of raw materials used in production on various fixed-price contracts. Additionally, where possible, the Company has negotiated with its customers economic and/or price adjustment clauses tied to commodity indices. The Company’s past success in negotiating these terms is no indication of its ability to continue to do so. The U.S. DoD has begun to rigorously enforce the provisions of the “Berry Amendment” (DFARS 225-7002, 252.225-7014) which imposes a requirement to procure only certain strategic materials critical to national security from U.S. sources. Due to limited U.S. supply of these materials and the requirement to use domestic sources, lead times and cost impacts have been significant.

Prolonged disruptions in the supply of any of the Company’s key raw materials, difficulty qualifying new sources of supply, implementing use of replacement materials or new sources of supply, and/or a continuing increase in the prices of raw materials could have a material adverse effect on the Company’s operating results, financial condition, and/or cash flows.

Workforce

As of November 30, 2008, 430 employees (or 14%) of the Company’s 3,057 employees were covered by collective bargaining agreements which are due to expire in the summer of 2009 through 2012.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

establishment of prices of the Company’s products and services sold to the U.S. government. The ability of the Company to continue recovering these costs from the U.S. government depends on Aerojet’s sustained business volume under U.S. government contracts and programs.

o. Conditional Asset Retirement Obligations

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations, on November 30, 2006. FIN 47 requires that the fair value of a liability for a conditional asset retirement obligation be recognized in the period in which it is incurred and the settlement date is estimable, and is capitalized as part of the carrying amount of the related tangible long-lived asset. The liability is recorded at fair value and the capitalized cost is depreciated over the remaining useful life of the related asset.

p. Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109 (SFAS 109), Accounting for Income Taxes. The Company files a consolidated U.S. federal income tax return with its wholly-owned subsidiaries. The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date of the change.

The carrying value of the Company’s deferred tax assets is dependent upon its ability to generate sufficient future taxable income. The Company has established a full valuation allowance against its net deferred tax assets for continuing operations to reflect the uncertainty of realizing the deferred tax benefits, given historical losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s past and future performance, the market environment in which it operates, the utilization of tax attributes in the past, the length of carryback and carryforward periods, and evaluation of potential tax planning strategies.

Despite the Company’s belief that their tax return positions are consistent with applicable tax laws, the Company believes that certain positions are likely to be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. The Company’s tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in financial statements in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 provides guidance for the recognition and measurement in financial statements for uncertain tax positions taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process, the first step being recognition. The Company determines whether it is more-likely-than-not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position. The technical merits of a tax position is derived from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings, and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority. As the examination process progresses with tax authorities, adjustments to tax reserves may be necessary to reflect taxes payable upon settlement. Tax reserve adjustments related to positions impacting the effective tax rate affect the provision for income taxes. Tax reserve adjustments related to positions impacting the timing of deductions impact deferred tax assets and liabilities.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

q. Warranties

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

r. Advance Payments on Contracts

The Company receives advances from customers which may exceed costs incurred on certain contracts. Such advances, other than those reflected as a reduction of inventories as progress payments, are classified as current liabilities.

s. Loss Contingencies

The Company is currently involved in certain legal proceedings and, as required, has accrued its estimate of the probable costs for resolution of these claims. These estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations or cash flows for any particular period could be materially affected by changes in estimates or the effectiveness of strategies related to these proceedings.

t. Foreign Currency Transactions

Foreign currency transaction gains and (losses) were $0.6 million in fiscal 2008, ($0.1) million in fiscal 2007, and $0.5 million in fiscal 2006 which are reported primarily as a component of discontinued operations. The Company’s foreign currency transactions were primarily associated with the Company’s GDX business, which was classified as a discontinued operation. Substantially all of the assets of GenCorp Inc. that were used in the GDX business were sold effective August 31, 2004.

u. Research and Development Expenses

Company-sponsored research and development (R&D) expenses were $11.4 million in fiscal 2008, $17.0 million in fiscal 2007, and $14.0 million in fiscal 2006. Company-sponsored R&D expenses include the costs of technical activities that are useful in developing new products, services, processes, or techniques, as well as expenses for technical activities that may significantly improve existing products or processes. These expenses are generally allocated among all contracts and programs in progress under U.S. government contractual arrangements.

Customer-sponsored R&D expenditures, which are funded under government contracts, totaled $252.4 million in fiscal 2008, $269.0 million in fiscal 2007, and $219.9 million in fiscal 2006. Expenditures under customer-sponsored R&D funded government contracts are accounted for as sales and cost of products sold.

v. Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions SFAS No. 123(R), Share-Based Payment (SFAS 123(R)), which requires companies to recognize in the statement of operations the grant-date fair value of stock awards issued to employees and directors. The Company elected to use the short-cut method for determining the historical pool of windfall tax benefits and the tax law ordering approach for purposes of determining whether an excess tax benefit has been realized.

w. Recently Adopted Accounting Pronouncements

On December 1, 2007, the Company adopted the provisions of FIN 48. As of December 1, 2007, the Company had $3.2 million of unrecognized tax benefits, $3.0 million of which would impact its effective tax rate, if

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized. The adoption resulted in a reclassification of certain tax liabilities from current to non-current, a reclassification of certain tax indemnification liabilities from income taxes payable to other current liabilities, and a cumulative effect adjustment benefit of $9.1 million that was recorded directly to the Company’s accumulated deficit. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties were immaterial at the date of adoption.

On December 1, 2007, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (SFAS 157), for financial instruments. Although the adoption of SFAS 157 did not materially impact the Company’s financial condition, results of operations, or cash flows, the Company is now required to provide additional disclosures as part of its financial statements.

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

As of November 30, 2007, the Company adopted SFAS No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires that the consolidated balance sheets reflect the funded status of the pension and postretirement plans. The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation. At November 30, 2007, the Company recognized the aggregate of all overfunded plans in prepaid pension assets; and the aggregate of all unfunded plans in either postretirement medical and life benefits, or other current and noncurrent liabilities. At November 30, 2008 and November 30, 2007, previously unrecognized actuarial (gains)/losses and the prior service (credits)/costs are included in accumulated other comprehensive loss in the consolidated balance sheets as required by SFAS 158. Effective November 30, 2009, the Company will adopt the measurement provision of SFAS 158 which requires measurement of the pension and postretirement plans assets and benefit obligations at the Company’s fiscal year end. The Company currently performs this measurement as of August 31 of each fiscal year.

x. New Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. The adoption of SFAS 160 will change the accounting treatment for minority interests on a prospective basis

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beginning December 1, 2009. As of November 30, 2008, the Company did not have any minority interests. Accordingly, the adoption of SFAS 160 is not expected to impact the Company’s consolidated financial statements.

In February 2008, the FASB issued Staff Position SFAS 157-2, Effective Date of FASB Statement No. 157, which approved a one-year deferral of SFAS 157 as it relates to non-financial assets and liabilities. SFAS 157-2 is effective for the Company beginning December 1, 2008. The Company is currently evaluating the effect of SFAS 157-2 and it has not yet determined the impact of the standard on its financial position or results of operations.

In May 2008, the FASB issued Staff Position No. Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1), which is effective for fiscal years beginning after December 15, 2008. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. FSP APB 14-1 also specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company is currently evaluating the effect of FSP APB 14-1 and it has not yet determined the impact of the standard on its financial position or results of operations. However, the Company believes the adoption of FSP APB 14-1 will significantly increase non-cash interest expense.

In December 2008, the FASB issued Staff Position SFAS No. 132(R)-1 (SFAS 132(R)-1), Employers’ Disclosures about Postretirement Benefit Plan Assets, which provides guidance on disclosures about plan assets of a defined benefit pension or other postretirement plan. SFAS 132(R)-1 is effective for fiscal years beginning after December 15, 2009. The Company does not expect that the adoption of SFAS 132(R)-1 will have a material impact on its financial position or results of operations.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Income (Loss) Per Share of Common Stock

A reconciliation of the numerator and denominator used to calculate basic and diluted income (loss) per share of common stock (EPS) is presented in the following table:

	Year Ended November 30,
	2008	2007	2006
	(In millions, except per share amounts; shares in thousands)

Numerator for Basic and Diluted EPS
Income (loss) from continuing operations before cumulative effect of changes in accounting principles	$1.6	$41.1	$(39.0)
(Loss) income from discontinued operations, net of income taxes	(0.1)	27.9	2.4
Cumulative effect of changes in accounting principles, net of income taxes	—	—	(1.9)

Net income (loss) for basic earnings per share	1.5	69.0	(38.5)
Interest on contingent convertible subordinated notes	—	5.0	—

Net income (loss) available to common shareholders, as adjusted for diluted earnings per share	$1.5	$74.0	$(38.5)

Denominator
Basic weighted average shares	57,230	56,213	55,433
Effect of:
Contingent convertible subordinated notes	—	8,101	—
Employee stock options	17	190	—
Restricted stock awards	—	120	—

Diluted weighted average shares	57,247	64,624	55,433

Basic EPS:
Income (loss) per share from continuing operations before cumulative effect of changes in accounting principles	$0.03	$0.73	$(0.70)
Income per share from discontinued operations, net of income taxes	—	0.50	0.04
Loss per share from cumulative effect of changes in accounting principles, net of income taxes	—	—	(0.03)

Net income (loss) per share	$0.03	$1.23	$(0.69)

Diluted EPS:
Income (loss) per share from continuing operations before cumulative effect of changes in accounting principles	$0.03	$0.71	$(0.70)
Income per share from discontinued operations, net of income taxes	—	0.43	0.04
Loss per share from cumulative effect of changes in accounting principles, net of income taxes	—	—	(0.03)

Net income (loss) per share	$0.03	$1.14	$(0.69)

The dilutive impact of the Company’s 4% Notes was not included in the computation of diluted income per share for fiscal 2008 because the effect would be antidilutive. During fiscal 2008 and 2007, the dilutive impact of the

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s 2 1/4% Debentures was not included in the computation of diluted income per share because the market price of the common stock did not exceed the conversion price and only the conversion premium for these debentures is settled in common shares. Additionally, the 5 3/4% Convertible Subordinated Notes (5 3/4% Notes) was not included in the computation of diluted income per share for fiscal 2007 because the effect would be antidilutive. The dilutive impact of the Company’s 5 3/4% Notes, 4% Notes, and 2 1/4% Debentures was not included in the computation of diluted loss per share for fiscal 2006 because the effect would be antidilutive. Other potentially dilutive securities that were not included in the diluted EPS calculation because they would be antidilutive are employee stock options of 1.7 million as of November 30, 2006.

3.	Balance Sheet Accounts and Supplemental Disclosures

a.	Accounts Receivable

	As of November 30,
	2008	2007
	(In millions)

Billed	$49.3	$41.5
Unbilled	45.8	54.0

Total receivables under long-term contracts	95.1	95.5

Other receivables, net of $0.3 million of allowance for doubtful accounts as of November 30, 2007	2.2	3.7

Accounts receivable	$97.3	$99.2

The unbilled receivable amounts as of November 30, 2008 expected to be collected after one year is $3.6 million. Such amounts are billed either upon delivery of completed units or settlement of contracts.

b.	Inventories

	As of November 30,
	2008	2007
	(In millions)

Long-term contracts at average cost	$214.4	$181.7
Progress payments	(147.3)	(117.3)

Total long-term contract inventories	67.1	64.4

Raw materials	0.2	0.1
Work in progress	2.7	3.0
Finished goods	0.4	—

Total other inventories	3.3	3.1

Inventories	$70.4	$67.5

As of November 30, 2008 and 2007, long-term contract inventories include $9.6 million and $9.7 million, respectively, of deferred qualification costs. Realization of the deferred costs at November 30, 2008 is dependent upon receipt of future firm orders. The Company believes recovery of costs to be probable and specifically identifiable to future contracts. In addition, long-term contract inventories include an allocation of general and administrative costs incurred in fiscal 2008 and fiscal 2007 of $113.4 million and $106.3 million, respectively, and the cumulative amount of general and administrative costs in long-term contract inventories is estimated to be $18.3 million and $18.2 million at November 30, 2008 and 2007, respectively.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

c.	Property, Plant and Equipment, net

	As of November 30,
	2008	2007
	(In millions)

Land	$33.2	$33.2
Buildings and improvements	146.2	144.7
Machinery and equipment	364.8	355.0
Construction-in-progress	14.0	9.3

	558.2	542.2
Less: accumulated depreciation	(420.3)	(402.4)

Property, plant and equipment, net	$137.9	$139.8

Depreciation expense for fiscal 2008, 2007, and 2006 was $22.9 million, $23.9 million, and $23.4 million, respectively.

d.	Goodwill

The goodwill balance at November 30, 2008 and 2007 relates to the Company’s Aerospace and Defense segment. The changes in the carrying amount of goodwill since November 30, 2006 were as follows (in millions):

Balance as of November 30, 2006	$101.3
Purchase accounting adjustment during fiscal 2007	(6.4)

Balance as of November 30, 2008 and 2007	$94.9

During fiscal 2007, goodwill was reduced by $6.4 million as a result of an adjustment to the valuation of a liability associated with the Atlantic Research Corporation acquisition.

e.	Intangible Assets

	Gross
	Carrying	Accumulated	Net Carrying
As of November 30, 2008	Amount	Amortization	Amount
	(In millions)

Customer related	$10.7	$3.1	$7.6
Acquired technology	18.3	5.8	12.5

Intangible assets	$29.0	$8.9	$20.1

	Gross
	Carrying	Accumulated	Net Carrying
As of November 30, 2007	Amount	Amortization	Amount
	(In millions)

Customer related	$10.7	$2.6	$8.1
Acquired technology	18.3	4.7	13.6

Intangible assets	$29.0	$7.3	$21.7

Amortization expense related to intangible assets was $1.6 million in fiscal 2008 and 2007 and $1.7 million in fiscal 2006. Amortization expense for fiscal 2009 and 2010 related to intangible assets is estimated to be approximately $1.6 million annually. Amortization expense for fiscal 2011 through 2013 related to intangible assets is estimated to be approximately $1.5 million annually.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

f.	Other Noncurrent Assets, net

	As of November 30,
	2008	2007
	(In millions)

Receivable from Northrop Grumman Corporation (see Note 7(d))	$45.7	$39.9
Deferred financing costs	12.8	15.6
Other	35.4	35.0

Other noncurrent assets, net	$93.9	$90.5

The Company amortizes deferred financing costs over the estimated life of the related debt. Amortization of financing costs was $2.8 million, $2.0 million, and $2.1 million in fiscal 2008, 2007, and 2006, respectively. In the fourth quarter of fiscal 2008, the Company changed the estimated life of the deferred financing costs for the 4% Notes and the 2 1/4% Debentures to the dates at which the Company could be required to repay the debt of January 2010 and November 2011, respectively (see Note 5).

g.	Other Current Liabilities

	As of November 30,
	2008	2007
	(In millions)

Accrued compensation and employee benefits	$43.8	$37.0
Legal settlements	6.3	4.7
Interest payable	5.6	5.0
Deferred revenue	2.1	2.1
Contract loss provisions	4.3	1.3
Pension liability	1.2	1.3
Other	30.4	32.9

Other current liabilities	$93.7	$84.3

h.	Other Noncurrent Liabilities

	As of November 30,
	2008	2007
	(In millions)

Legal settlements	$26.6	$25.2
Conditional asset retirement obligations	13.5	13.4
Deferred revenue	11.2	13.2
Deferred compensation	6.2	10.5
Pension liability	13.1	9.8
Other	7.5	1.7

Other noncurrent liabilities	$78.1	$73.8

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

i.	Accumulated Other Comprehensive Loss, Net of Income Taxes

The components of accumulated other comprehensive loss related to the Company’s retirement benefit plans and the related income tax effects are presented in the following table:

	As of November 30,
	2008	2007	2006
	(In millions)

Net actuarial losses	$(35.7)	$(27.6)	$—
Prior service credits (costs)	4.0	(7.9)	—

Accumulated other comprehensive loss	$(31.7)	$(35.5)	$—

4.	Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS 109. The Company files a consolidated U.S. federal income tax return with its wholly-owned subsidiaries.

Components of the Company’s income tax provision (benefit) from continuing operations are as follows:

	As of November 30,
	2008	2007	2006
	(In millions)

Current
U.S. federal	$(7.3)	$(13.3)	$(5.3)
State and local	0.2	(5.1)	0.6

	(7.1)	(18.4)	(4.7)
Deferred
U.S. federal	6.5	0.3	—
State and local	1.5	—	—

	8.0	0.3	—

Income tax provision (benefit)	$0.9	$(18.1)	$(4.7)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate on book earnings from continuing operations is as follows:

	Year Ended November 30,
	2008	2007	2006

Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of U.S. federal income tax effect	5.6	10.0	(1.0)
Tax settlements, refund claims, and reserve adjustments, including interest	89.9	(54.6)	(3.9)
Valuation allowance	(136.9)	(67.1)	(57.1)
Unregistered stock rescission	24.4	—	—
Deferred tax liability reversal on goodwill	—	—	27.5
State net operating loss adjustment	—	—	6.6
Other, net	17.8	(2.0)	3.2

Effective income tax rate	35.8%	(78.7)%	10.3%

Although the Company generated $2.5 million in income from continuing operations, the Company has a tax loss primarily related to the impact of fiscal 2008 change in tax method of accounting adopted for unbilled revenue

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized for book accounting purposes. The new tax method of accounting adopted in fiscal 2008 in accordance with guidance published by the Internal Revenue Service in Technical Advice Memorandum 200803017 defers such revenue until the all events test is met for tax purposes, which is generally when it is billed. The fiscal 2008 tax net operating loss from continuing operations resulted in an income tax benefit of $9.5 million for carryback to prior years and a refund of previously paid taxes. Similar to prior years, a valuation allowance has been recorded to offset the net deferred tax assets for fiscal 2008 to reflect the uncertainty of realization. A valuation allowance is required when it is more likely than not that all or a portion of net deferred tax assets may not be realized. A review of all available positive and negative evidence is considered, including past and future performance, the market environment in which the Company operates, utilization of tax attributes in the past, length of carryback and carryforward periods, and evaluation of potential tax planning strategies when evaluating the realizability of deferred tax assets.

Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. The Company determines cumulative losses on a rolling twelve-quarter basis. Accordingly, as of May 31, 2004, the Company concluded that it was appropriate to establish a full valuation allowance for its net deferred tax assets. Subsequent to May 31, 2004, the Company has maintained a full valuation allowance on all of its net deferred tax assets. Due to the tightening of the credit market in the fourth quarter of fiscal 2008, a tax planning strategy relied on for realizability of a portion of the deferred tax assets ceased to be prudent and feasible, resulting in a charge to deferred income tax expense of $8.0 million and a corresponding increase to the valuation allowance.

The income tax benefit in fiscal 2007 reflects a $6.3 million benefit from continuing operations for the carryback of current and prior year losses resulting in refunds of previously paid taxes and a $12.2 million benefit primarily from U.S. federal and state income tax settlements including research and development credit claim benefits, manufacturer’s investment credit claim benefits, and certain statute expirations, which is partially offset by $0.4 million of current state tax expense.

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

On December 1, 2007, the Company adopted the provisions of FIN 48. As of December 1, 2007, the Company had $3.2 million of unrecognized tax benefits, $3.0 million of which would impact their effective tax rate if recognized. The adoption resulted in a reclassification of certain tax liabilities from current to non-current, a reclassification of certain tax indemnification liabilities from income taxes payable to other current liabilities, and a cumulative effect adjustment benefit of $9.1 million that was recorded directly to the accumulated deficit. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties are immaterial at the date of adoption and are included in unrecognized tax benefits. As of November 30, 2008, the Company had approximately $0.1 million of accrued interest and penalties related to uncertain tax positions. The tax years ended November 30, 2005 through November 30, 2008 remain open to examination for U.S. federal income tax purposes. For the Company’s other major taxing jurisdictions, the tax years ended November 30, 2004 through November 30, 2008 remain open to examination.

A reconciliation of the change in the unrecognized tax benefits from December 1, 2007 to November 30, 2008 is as follows (in millions):

Unrecognized tax benefits at December 1, 2007	$3.2
Gross increases for tax positions taken during the year	2.7
Lapse of statute of limitations	(0.1)

Unrecognized tax benefits at November 30, 2008	$5.8

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company anticipates a decrease to its unrecognized tax benefits of $5.2 million during the next twelve months. The Company expects to recognize certain unrecognized tax benefits associated with its 2006, 2007, and 2008 refunds related to ten-year carryback claims as a result of clarifying guidance issued by the Chief Counsel’s Office of the IRS in December 2008.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities for continuing operations are as follows:

	As of November 30,
	2008	2007
	(In millions)

Deferred Tax Assets
Accrued estimated costs	$30.8	$43.8
Tax losses and credit carryforwards	178.8	176.4
Depreciation	1.9	6.4
Retiree medical and life benefits	31.0	37.0
Valuation allowance	(197.0)	(202.5)

Total deferred tax assets	45.5	61.1
Deferred Tax Liabilities
Pensions	32.4	41.5
U.S. federal effect of state deferred taxes	12.2	13.0
Other	9.2	6.9

Total deferred tax liabilities	53.8	61.4

Total net deferred tax liabilities	(8.3)	(0.3)
Less: current deferred tax assets/(liabilities)	—	—

Noncurrent deferred tax liabilities	$(8.3)	$(0.3)

At November 30, 2008, the Company had a U.S. federal net operating loss carryforward of approximately $225.6 million of which $61.2 million expires in fiscal 2024, $160.6 million expires in fiscal 2025, $1.1 million expires in fiscal 2027, and $2.7 million expires in fiscal 2028, if not utilized. Approximately $9.2 million of the net operating loss carryforward relates to the exercise of stock options, the benefit of which will be credited to equity when realized. In addition, the Company has U.S. federal and state capital loss carryforwards of approximately $159.8 million and $64.3 million, respectively, most of which expire in fiscal 2009. For state tax purposes, the Company has approximately $227.5 million in net operating loss carryforwards of which $35.6 million expires in fiscal 2014, $132.0 million expires in fiscal 2015, $28.7 million expires in fiscal 2016, $15.1 million expires in fiscal 2017, and $16.1 million expires in fiscal 2018 if not utilized.

The Company also has a U.S. federal research credit carryforward of $6.0 million which begins expiring in fiscal 2021; a California manufacturing investment credit carryforward of $1.0 million which begins expiring in fiscal 2010; and a foreign tax credit carryforward of $5.9 million which begins expiring in fiscal 2010, if not utilized. These tax carryforwards are subject to examination by the tax authorities.

In December 2008, new guidance was published by the Chief Counsel’s Office of the IRS clarifying which costs qualify for ten-year carryback of tax net operating losses for refund of prior years’ taxes. As a result of the clarifying language, the Company will file a refund claim in the first quarter of fiscal 2009 carrying back these qualifying costs embedded in the tax net operating losses. Accordingly, in the first quarter of fiscal 2009, the Company will record a benefit to the statement of operations of $19.7 million in accordance with the subsequent event rules of FIN 48, of which $14.5 million is for the release of the valuation allowance associated with the

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

utilization of part of the tax net operating losses and $5.2 million is from the recognition of uncertain tax positions associated with prior years’ refund claims related to the qualifying costs.

5.	Long-Term Debt

	As of November 30,
	2008	2007
	(In millions)

Senior debt	$69.0	$74.6
Senior subordinated notes	97.5	97.5
Convertible subordinated notes	271.4	271.4
Other debt	2.7	2.8

Total debt	440.6	446.3
Less: Amounts due within one year	(2.0)	(1.5)

Total long-term debt	$438.6	$444.8

As of November 30, 2008, the Company’s annual fiscal year debt contractual maturities are summarized as follows (in millions):

2009	$2.0
2010(1)	126.4
2011(2)	147.8
2012	0.7
2013	163.7

Total debt	$440.6

(1)	Includes the $125.0 million 4% Notes due January 2024 that can be put to the Company in January 2010 at a price equal to 100% of the principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any.

(2)	Includes the $146.4 million 2 1/4% Debentures due November 2024 that can be put to the Company in November 2011 at a price equal to 100% of the principal amount plus accrued and unpaid interest, including liquidated damages, if any, payable in cash, to but not including the repurchase date, plus, in certain circumstances, a make-whole premium, payable in common stock.

a.	Senior Debt:

	As of
	November 30,
	2008	2007
	(In millions)

Term loan, bearing interest at various rates (rate of 4.45% as of November 30, 2008), payable in quarterly installments of $187,500 plus interest, maturing in 2013	$69.0	$74.6

Senior Credit Facility

In June 2007, the Company entered into an amended and restated Senior Credit Facility with Wachovia Bank, National Association as Administrative Agent, JP Morgan Chase Bank, N.A. as Syndication Agent, and a syndicate of lenders. The Senior Credit Facility provides for an $80.0 million revolving credit facility (Revolver) maturing in June 2012, and a $200.0 million credit-linked facility maturing in April 2013. The credit-linked facility consists of a $75.0 million term loan subfacility and a $125.0 million letter of credit subfacility. The interest rate on LIBOR rate

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

borrowings under the Revolver is LIBOR plus 225 basis points, subject to downward adjustment if the leverage ratio is less than 4.00 to 1.00, and the interest rate on the term loan is LIBOR plus 225 basis points. The Company is charged a fee on the total letter of credit subfacility in the amount of 225 basis points per annum plus a fronting fee of 10 basis points per annum on outstanding letters of credit and other customary charges applicable to facilities of this type. The Company is also charged a commitment fee on the unused portion of the Revolver in the amount of 50 basis points per annum, subject to downward adjustment after fiscal 2007 if the leverage ratio is less than 4.00 to 1.00.

The Senior Credit Facility replaced the Company’s previous credit facility on June 21, 2007 for which the Company incurred a charge of $0.6 million in the third quarter of fiscal 2007.

As of November 30, 2008, the borrowing limit under the Revolver was $80.0 million with all of it available. Also as of November 30, 2008, the Company had $73.9 million outstanding letters of credit under the $125.0 million letter of credit subfacility and had permanently reduced the amount of its term loan subfacility to the $69.0 million outstanding.

During the second quarter of fiscal 2008, the Company sold 400 acres of its Sacramento Land to Elliott Homes Inc. for a cash price of $10.0 million, a transaction that resulted from an option granted as part of a 2001 land transaction. Under the terms of the Senior Credit Facility, the Company was required to use 50% of the net sale proceeds, or $5.0 million, to repay outstanding principal on the term loan subfacilty.

The Senior Credit Facility is secured by a substantial portion of the Company’s real property holdings and substantially all of the Company’s other assets, including the stock and assets of its material domestic subsidiaries that are guarantors of the facility. The Company is subject to certain limitations including the ability to: incur additional senior debt, release collateral, retain proceeds from asset sales and issuances of debt or equity, make certain investments and acquisitions, grant additional liens, and make restricted payments, including stock repurchases and dividends. In addition, the Senior Credit Facility contains certain restrictions surrounding the ability of the Company to refinance its subordinated debt, including the 4% Notes and 2 1/4% Debentures. The Company’s subordinated debt cannot be refinanced prior to maturity except on terms no less favorable to the Senior Credit Facility lenders. Furthermore, provided that the Company has cash and cash equivalents of no less than $25 million after giving effect thereto, the Company may redeem (with funds other than Senior Credit Facility proceeds) the subordinated notes to the extent required by the mandatory redemption provisions of the subordinated note indentures. The Company is also subject to financial covenants, which are as follows:

	Actual Ratios as of	Required Ratios	Required Ratios
Financial Covenant	November 30, 2008	Through November 30, 2009	December 1, 2009 and thereafter

Interest coverage ratio	4.97 to 1.00	Not less than: 2.25 to 1.00	Not less than: 2.25 to 1.00
Leverage ratio	2.97 to 1.00	Not greater than: 5.75 to 1.00	Not greater than: 5.50 to 1.00

The Company was in compliance with its financial and non-financial covenants as of November 30, 2008. The Company intends to make a registered rescission offer to eligible plan participants in the defined contribution 401(k) employee benefit plan (see Note 8). The Company is seeking an amendment to its Senior Credit Facility in connection with such rescission offer and also to be able to refinance the 4% Notes and 2 1/4% Debentures. There can be no assurance that the Company will be able to obtain the consent of lenders under its Senior Credit Facility or that, as a condition to consent, the lenders will not require that the terms of the Senior Credit Facility be amended in a manner that is unfavorable to the Company, including a possible increase in interest, reduction in capacity, fees, and covenant changes.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

b.	Senior Subordinated Notes:

	As of
	November 30,
	2008	2007
	(In millions)

Senior subordinated notes, bearing interest at 9.50% per annum, interest payments due in February and August, maturing in 2013 (9 1/2% Notes)	$97.5	$97.5

9 1/2% Senior Subordinated Notes

In August 2003, the Company issued $150.0 million aggregate principal amount of its 9 1/2% Notes due 2013 in a private placement pursuant to Section 4(2) and Rule 144A under the Securities Act of 1933. The 9 1/2% Notes have been exchanged for registered, publicly tradable notes with substantially identical terms. The 9 1/2% Notes mature in August 2013. All or any portion of the 9 1/2% Notes may be redeemed by the Company at any time on or after August 15, 2008 at redemption prices beginning at 104.75% and reducing to 100% by August 15, 2011. If the Company undergoes a change of control (as defined in the 9 1/2% Notes indenture) or sells assets, it may be required to offer to purchase the 9 1/2% Notes from the holders of such notes.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

c.	Convertible Subordinated Notes:

	As of November 30,
	2008	2007
	(In millions)

Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in 2024	$146.4	$146.4
Contingent convertible subordinated notes, bearing interest at 4.00% per annum, interest payments due in January and July, maturing in 2024	125.0	125.0

Total convertible subordinated notes	$271.4	$271.4

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In January 2004, the Company issued $125.0 million aggregate principal amount of its 4% Notes in a private placement pursuant to Section 4(2) and Rule 144A under the Securities Act of 1933. The 4% Notes have been registered for resale for the purchasers who requested registration. The 4% Notes mature in January 2024. Interest on the 4% Notes accrues at a rate of 4% per annum and is payable on January 16 and July 16, beginning July 16, 2004. In addition, contingent interest is payable during any six-month period, commencing with the six-month period beginning January 16, 2008, if the average market price of a 4% Note for the five trading days ending on the third trading day immediately preceding the relevant six-month period equals 120% or more of the principal amount of the notes. Contingent interest has not been payable subsequent to the issuance of the 4% Notes nor will it be payable during the six-month period beginning January 16, 2009.

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

The Company may redeem, at its option, some or all of its 4% Notes for cash on or after January 19, 2010. In addition, the Company may, at its option, redeem some or all of its 4% Notes for cash on or after January 19, 2008 and prior to January 19, 2010, if the closing price of its common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the preceding calendar month is more than 125% of the conversion price. Each holder may require the Company to repurchase for cash all or a portion of its 4% Notes on January 16, 2010, 2014, and 2019, or, subject to certain exceptions, upon a change of control (as defined in the 4% Notes indenture). In all cases for either redemption of the 4% Notes or repurchase of the 4% Notes at the option of the holder, the price is equal to 100% of the principal amount of the 4% Notes, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any.

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

Issuance of the 4% Notes generated net proceeds of approximately $120.0 million, which were first used to repay outstanding revolving loans and prepay twelve (12) months of scheduled term loan principal amortization under the Company’s prior credit facility. The remaining net proceeds were available to be used for general corporate purposes.

d.	Other Debt:

	As of
	November 30,
	2008	2007
	(In millions)

Promissory note, bearing interest at 5% per annum, payable in annual installments of $700,000 plus interest, maturing in 2011	$2.1	$2.8
Promissory note, bearing no interest through maturity in 2009	0.6	—

Total other debt	$2.7	$2.8

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Retirement Benefits

a.	Plan Descriptions

Pension Benefits — On November 25, 2008, the Company decided to amend the defined benefit pension and benefits restoration plans to freeze future accruals under such plans. Effective February 1, 2009, the Company discontinued future benefit accruals for current salaried employees. No employees lost their previously earned pension benefit. As a result of the amendment and freeze, the Company incurred a curtailment charge of $14.6 million in the fourth quarter of fiscal 2008 primarily due to the immediate recognition of unrecognized prior service costs.

As of November 30, 2008, the Company’s defined benefit pension plan assets and projected benefit obligations were $1.3 billion and $1.4 billion, respectively. The Pension Protection Act, enacted in August 2006, will require underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. The Company may be required to make significant cash contributions in the future, a portion of which the Company may not be able to charge immediately through its government contracts.

Normal retirement age is 65, but certain plan provisions allow for earlier retirement. Pension benefits are calculated under formulas based on average earnings and length of service for salaried employees and under negotiated non-wage based formulas for hourly employees. The Company also sponsors a non-qualified benefits restoration plan, which restores benefits that cannot be paid under the GenCorp qualified pension plan due to IRS limitations. The Company recorded a charge of $5.3 million in the second quarter of fiscal 2008 related to the increases in pension benefits primarily for certain officers of the Company associated with the March 2008 Shareholder Agreement (see Note 13).

Medical and Life Benefits — The Company provides medical and life insurance benefits (postretirement benefits) to certain eligible retired employees, with varied coverage by employee group. Medical and life benefit obligations are unfunded.

Defined Contribution 401(k) Benefits — The Company sponsors defined contribution 401(k) plan and participation in the plan is available to all employees. Company contributions to the plan generally have been based on a percentage of employee contributions. Effective January 15, 2009, for non-union employees, the Company will discontinue the employer matching component to the defined contribution 401(k) plan. The cost of the 401(k) plan was $9.2 million in fiscal 2008, $9.1 million in fiscal 2007, and $8.4 million in fiscal 2006. The Company’s contributions to the plan have been invested entirely in the GenCorp Stock Fund, and have historically been funded with shares of GenCorp common stock. There are no restrictions on participants re-allocating all or a part of their accounts in the GenCorp Stock Fund to other investment choices. The Company also sponsors a non-qualified BRP defined contribution plan designed to enable participants to continue to defer their compensation on a pre-tax basis when such compensation or the participants’ deferrals to tax-qualified plans exceed applicable Internal Revenue Code of 1986 (IRC) limits. Under the BRP defined contribution plan, employees who are projected to be impacted by the IRC limits, may, on an annual basis, elect to defer compensation earned in the current year such as salary and certain other incentive compensation.

SFAS 158 Adoption — Effective November 30, 2007, the Company adopted SFAS 158 which requires that the consolidated balance sheets reflect the funded status of the pension and postretirement plans. The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation. At November 30, 2007, the Company recognized the aggregate of all overfunded plans in prepaid pension assets; and the aggregate of all unfunded plans in either postretirement medical and life benefits, or other current and noncurrent liabilities. At November 30, 2008 and November 30, 2007, previously unrecognized actuarial (gains)/losses and the prior service (credits)/costs are included in accumulated other comprehensive loss in the consolidated balance sheets as required by SFAS 158. Effective November 30, 2009, the Company will adopt the measurement provision of SFAS 158 which requires measurement of the pension and postretirement plans assets and benefit obligations at the Company’s fiscal year end. The Company currently performs this measurement as of August 31 of each fiscal year.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

b.	Plan Results

Summarized below is the balance sheet impact of the Company’s pension benefits and medical and life benefits. Pension benefits include the consolidated qualified plan, and the unfunded non-qualified plan for benefits provided to employees beyond those provided by the Company’s qualified plans. Plan assets, benefit obligations, and the funded status of the plans were determined at August 31, 2008 and 2007 for fiscal 2008 and 2007, respectively.

			Medical and
	Pension Benefits		Life Benefits
	Year Ended November 30,
	2008	2007	2008	2007
	(In millions)

Change in fair value of plan assets:
Fair value — beginning of year	$1,712.2	$1,705.7	$—	$—
Actual (loss) return on plan assets	(29.5)	145.5	—	—
Employer contributions	1.7	1.9	7.9	8.1
Benefits paid	(141.1)	(140.9)	(7.9)	(8.1)

Fair Value — end of year	$1,543.3	$1,712.2	$—	$—

Change in benefit obligation:
Benefit obligation — beginning of year	$1,623.2	$1,677.6	$88.8	$97.7
Service cost	19.7	17.2	0.3	0.3
Interest cost	96.5	96.2	5.3	5.5
Actuarial (gains) losses	(88.6)	(26.9)	(12.7)	(6.6)
Plan amendments	3.0	—	2.3	—
Curtailment(1)	(36.3)	—	—	—
Impact of change in control (Note 13)	5.3	—	—	—
Benefits paid	(141.1)	(140.9)	(7.9)	(8.1)

Benefit obligation — end of year(2)	$1,481.7	$1,623.2	$76.1	$88.8

Funded status of the plans	$61.6	$89.0	$(76.1)	$(88.8)
Employer contributions/benefit payments from August 31 to November 30	0.6	0.9	2.2	1.5

Net Asset (Liability) Recognized in the Consolidated Balance Sheets(3)	$62.2	$89.9	$(73.9)	$(87.3)

Amounts Recognized in the Consolidated Balance Sheets:
Prepaid pension asset	$76.5	$101.0	$—	$—
Pension liability, current (component of other current liabilities)	(1.2)	(1.3)	—	—
Postretirement medical and life benefits, current	—	—	(7.1)	(8.8)
Postretirement medical and life benefits, noncurrent	—	—	(66.8)	(78.5)
Pension liability, non-current (component of other noncurrent liabilities)	(13.1)	(9.8)	—	—

Net Asset (Liability) Recognized in the Consolidated Balance Sheets	$62.2	$89.9	$(73.9)	$(87.3)

(1)	On November 25, 2008, the Company resolved its intention to amend and freeze its defined benefit pension plan effective February 1, 2009.

(2)	Pension amounts include $14.9 million in fiscal 2008 and $11.6 million in fiscal 2007 for unfunded plans.

(3)	Pension amounts include $14.3 million in fiscal 2008 and $11.1 million in fiscal 2007 for unfunded plans.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated benefit obligation for the defined benefit pension plans was $1,480 million and $1,582 million as of the August 31, 2008 and 2007 measurement dates, respectively.

Components of net periodic benefit (income) expense for continuing operations are as follows:

				Medical and
	Pension Benefits			Life Benefits
	Year Ended November 30,
	2008	2007	2006	2008	2007	2006
	(In millions)

Service cost	$19.7	$17.2	$18.2	$0.3	$0.3	$0.4
Interest cost on benefit obligation	96.5	96.2	112.9	5.3	5.5	5.7
Assumed return on plan assets(1)	(123.8)	(122.8)	(139.0)	—	—	—
Amortization of prior service costs (credits)	2.0	2.0	2.2	0.1	(0.1)	(3.6)
Amortization of net losses (gains)	14.7	29.8	52.8	(6.8)	(6.5)	(6.1)

Net periodic benefit expense (income)	$9.1	$22.4	$47.1	$(1.1)	$(0.8)	$(3.6)

(1)	The actual (loss) return on plan assets was $(29.5) million in fiscal 2008, $145.5 million in fiscal 2007, and $145.7 million in fiscal 2006.

Market conditions and interest rates significantly affect assets and liabilities of our pension plans. Pension accounting requires that market gains and losses be deferred and recognized over a period of years. This “smoothing” results in the creation of other accumulated income or loss which will be amortized to pension costs in future years. The accounting method the Company utilizes recognizes one-fifth of the unamortized gains and losses in the market-related value of pension assets and all other gains and losses including changes in the discount rate used to calculate benefit costs each year. Investment gains or losses for this purpose are the difference between the expected return and the actual return on the market-related value of assets which smoothes asset values over three years. Although the smoothing period mitigates some volatility in the calculation of annual pension costs, future pension costs are impacted by changes in the market value of pension plan assets and changes in interest rates.

The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit (income) expense in fiscal 2009 are as follows:

	Pension	Medical and
	Benefits	Life Benefits
	(In millions)

Recognized net actuarial gains	$(1.0)	$(8.0)
Amortization of prior service costs	—	0.1

	$(1.0)	$(7.9)

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

c.	Plan Assumptions

The Company used the following assumptions, calculated based on a weighted-average, to determine the benefit obligations and net periodic benefit expense for the applicable fiscal year.

	Pension		Medical and
	Benefits		Life Benefits
	2008	2007	2008	2007

Discount rate (benefit obligations)	7.10%	6.40%	6.85%	6.25%
Discount rate (benefit restoration plan benefit obligations)	7.05%	6.40%	*	*
Discount rate (net periodic benefit expense)	6.40%	6.00%	6.25%	5.85%
Expected long-term rate of return on plan assets	8.75%	8.75%	*	*
Rate of compensation increase	4.50%	4.50%	*	*
Ultimate healthcare trend rate	*	*	5.00%	5.00%
Initial healthcare trend rate (pre-65)	*	*	9.00%	10.00%
Year ultimate rate attained (pre-65)	*	*	2016	2012
Initial healthcare trend rate (post 65)	*	*	10.00%	11.00%
Year ultimate rate attained (post 65)	*	*	2016	2013

*	Not applicable.

Certain actuarial assumptions, such as assumed discount rate, long-term rate of return, rate of compensation increase, and assumed healthcare cost trend rates can have a significant effect on amounts reported for periodic cost of pension benefits and medical and life benefits, as well as respective benefit obligation amounts. The assumed discount rate represents the market rate available for investments in high-quality fixed income instruments with maturities matched to the expected benefit payments for pension and medical and life benefit plans. The increase in the discount rates used in fiscal 2008 compared to fiscal 2007 was primarily due to increases in the yield of high quality fixed income instruments during the measurement period.

The expected long-term rate of return on plan assets represents the rate of earnings expected in the funds invested to provide for anticipated benefit payments. The expected long-term rate of return on plan assets is also determined at the annual measurement date of August 31. The expected long-term rate of return used to determine net benefit cost was 8.75% in fiscal 2008 and 2007, respectively. As a result of the increased turmoil in the financial markets and the temporary divergence from the Company’s established investment asset allocation (partly as a result of the liquidation of the majority of its alternative investment portfolio), the Company determined that the expected long-term rate of return used to determine net benefit cost in fiscal 2009 should be reduced to 8.00%. With input from the Company’s investment advisors and actuaries, the Company has analyzed the expected rates of return on assets and determined that these rates are reasonable based on the current and expected asset allocations and on the plans’ historical investment performance and best estimates for future investment performance. The Company’s asset managers regularly review actual asset allocations and periodically rebalance investments to targeted allocations when considered appropriate. The Company’s pension assets are managed in two distinct portfolios with different investment objectives and strategies. At August 31, 2008, $654.1 million of the assets are attributable to the variable annuity benefits with approximately 75% of those assets targeted as fixed income investments. At August 31, 2008, $889.2 million of the assets are attributable to the fixed benefits, with approximately 30% of those assets targeted to be invested in fixed income.

The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates for the medical benefit plans. For fiscal 2008 medical benefit obligations, the Company assumed a 9% annual rate of increase for pre 65 participants and a 10% annual rate of increase for post 65 participants in the per capita cost of covered healthcare claims with the rate decreasing over 8 years until reaching 5%.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A one percentage point change in the key assumptions would have the following effects on the projected benefit obligations as of November 30, 2008 and on expense for fiscal 2009:

	Pension Benefits and		Expected Long-term	Assumed Healthcare
	Medical and Life Benefits Discount Rate		Rate of Return	Cost Trend Rate
		Projected		Net Periodic	Accumulated
	Net Periodic	Benefit	Net Periodic Pension	Medical and Life	Benefit
	Benefit Expense	Obligation	Benefit Expense	Benefit Expense	Obligation
(In millions)

1% decrease	$19.0	$96.2	$9.3	$(0.1)	$(1.6)
1% increase	(16.6)	(83.8)	(9.3)	0.2	1.8

d.	Plan Assets and Investment Policy

The Company’s pension plans weighted average asset allocation and the investment policy asset allocation targets at August 31, 2008 and 2007, by asset category, are as follows:

	2008		2007
	Actual	Target(1)	Actual	Target(1)

Domestic equity securities	18%	21%	21%	21%
International equity securities	10	11	11	11
Fixed income	49	50	47	50
Real estate	2	2	2	2
Alternative investments	21	16	19	16

	100%	100%	100%	100%

(1)	Assets rebalanced periodically to remain within a reasonable range of the target.

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

On September 29, 2008, the Benefits Management Committee of the Company issued a notice to the manager of its alternative investment portfolio directing it to liquidate that portfolio in an orderly fashion. Since each of the individual funds in this portfolio has different notice periods (monthly or quarterly) and distribution schedules, the actual liquidation will take place over the next several months. As of January 31, 2009, the Company had received approximately $191 million of the alternative investment proceeds. The Company has not been notified that any one of the funds will be unable to meet its distribution obligations. Of the remaining proceeds, approximately $75 million are in private equity investments whose liquidation would be subject to the respective investment agreements.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

e.	Benefit Payments

The following presents estimated future benefit payments, including the cost of expected future service:

	Pension	Medical and Life Benefits
	Benefit	Gross Benefit	Medicare D	Net Benefit
Year Ended November 30,	Payments	Payments	Subsidy	Payments
	(In millions)

2009	$143.6	$8.3	$1.1	$7.2
2010	142.4	8.3	1.2	7.1
2011	132.5	8.2	0.3	7.9
2012	129.6	8.0	0.3	7.7
2013	126.6	7.8	0.3	7.5
Years 2014 – 2018	582.9	38.4	1.4	37.0

7.	Commitments and Contingencies

a.	Lease Commitments and Revenues

The Company and its subsidiaries lease certain facilities, machinery and equipment, and office buildings under long-term, non-cancelable operating leases. The leases generally provide for renewal options ranging from one to ten years and require the Company to pay for utilities, insurance, taxes, and maintenance. Rent expense was $10.3 million in fiscal 2008, and $8.7 million in fiscal 2007 and fiscal 2006.

The Company also leases certain surplus facilities to third parties. The Company recorded lease revenue of $6.1 million in fiscal 2008, $6.3 million in fiscal 2007, and $6.5 million in fiscal 2006 related to these arrangements, which have been included in net sales.

The future minimum rental commitments under non-cancelable operating leases with initial or remaining terms of one year or more and lease revenue in effect as of November 30, 2008 were as follows:

	Future Minimum	Lease
Year Ended November 30,	Rental Commitments	Revenues
	(In millions)

2009	$8.6	$2.6
2010	8.1	0.1
2011	5.6	0.1
2012	3.3	0.1
2013	1.1	—
Thereafter	4.5	—

	$31.2	$2.9

b.	Legal Proceedings

The Company and its subsidiaries are subject to legal proceedings, including litigation in U.S. federal and state courts, which arise out of, and are incidental to, the ordinary course of the Company’s on-going and historical businesses. The Company is also subject from time to time to governmental investigations by state and federal agencies. The Company cannot predict the outcome of such proceedings with any degree of certainty. The Company accounts for litigation losses in accordance with SFAS 5. Under SFAS 5, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than when the ultimate loss is known, and are refined each quarterly reporting period as additional information becomes known. For legal settlements where there is no stated amount for interest, the Company will estimate an interest factor and discount the liability accordingly.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Groundwater Cases

In October 2002, Aerojet and approximately 65 other individual and corporate defendants were served with four civil suits filed in the U.S. District Court for the Central District of California that seek recovery of costs allegedly incurred or to be incurred in response to the contamination present at the South El Monte Operable Unit (SEMOU) of the San Gabriel Valley Superfund site. The cases are denominated as follows: The City of Monterey Park v. Aerojet-General Corporation, et al. , (CV-02-5909 ABC (RCx)); San Gabriel Basin Water Quality Authority v. Aerojet-General Corporation, et al. , (CV-02-4565 ABC (RCx)); San Gabriel Valley Water Company v. Aerojet-General Corporation, et al. , (CV-02-6346 ABC (RCx)); and Southern California Water Company v. Aerojet-General Corporation, et al. , (CV-02-6340 ABC (RCx)). The cases have been coordinated for ease of administration by the court. The plaintiffs’ claims against Aerojet are based upon allegations of discharges from a former site in the El Monte area, as more fully discussed below under the headings “San Gabriel Valley Basin, California Site” — “South El Monte Operable Unit.” The total cost estimate to implement projects under the Unilateral Administrative Order (UAO) prepared by the EPA and the water entities is approximately $90 million. Aerojet investigations do not identify a credible connection between the contaminants identified by the water entities in the SEMOU and those detected at Aerojet’s former facility located in El Monte, California, near the SEMOU (East Flair Drive site). Aerojet has filed third-party complaints against several water entities on the basis that they introduced perchlorate-containing Colorado River water to the basin. Those water entities have filed motions to dismiss Aerojet’s complaints. The motions as well as discovery have been stayed, pending efforts to resolve the litigation through mediation.

In June 2007, Aerojet was sued by seven individual plaintiffs residing in the vicinity of Aerojet’s former facility in Azusa, California. The case is entitled Gatter et al. v. Aerojet-General Corporation, Case No. K050503R, Los Angeles County (CA) Superior Court and was served on June 21, 2007. A later amended complaint added an additional plaintiff. The plaintiffs alleged that Aerojet and unnamed defendants contaminated groundwater, which plaintiffs allegedly consumed, causing illness and economic injury. In the fourth quarter of fiscal 2008, Aerojet and the plaintiffs reached a confidential settlement of this case. The settlement agreement provides for the dismissal of all claims and full releases by the plaintiffs. Accordingly, the Company has reserved for the settlement and recorded a charge to operations for the amount related to the unrecoverable portion from the U.S. government.

In December 2007, Aerojet was named as a defendant in a lawsuit brought by six individuals who allegedly resided in the vicinity of Aerojet’s Sacramento facility. The case is entitled Caldwell et al. v. Aerojet-General Corporation, Case No. 34-2000-00884000CU-TT-GDS, Sacramento County (CA) Superior Court and was served April 3, 2008. Plaintiffs allege that Aerojet contaminated groundwater to which plaintiffs were exposed and which caused plaintiffs illness and economic injury. Plaintiffs filed an amended complaint on February 25, 2008, naming additional plaintiffs. The amended complaint brings the total number of individuals on whose behalf suit has been filed to fourteen. Aerojet filed a demurrer to the complaint, which was denied by the trial court in December 2008. Aerojet has filed an answer to the complaint, denying liability. The Company is unable to make a reasonable estimate of the future costs of these claims.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the 1960s. Defendants in these “aerosol” cases included numerous consumer product manufacturers, as well as the more than 30 chemical manufacturers. The Company used VC internally, but never supplied VC for aerosol or any other use.

As of November 30, 2008, there was one vinyl chloride case pending against the Company which involved an employee at a facility owned or operated by others.

Asbestos Litigation

The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases have been filed in Madison County, Illinois and San Francisco, California. There were 157 asbestos cases pending as of November 30, 2008.

Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued for such contingencies.

Snappon SA Wrongful Discharge Claims

In November 2003, the Company announced the closing of a manufacturing facility in Chartres, France owned by Snappon SA, a subsidiary of the Company, previously involved in the automotive business. In accordance with French law, Snappon SA negotiated with the local works’ council regarding the implementation of a social plan for the employees. Following the implementation of the social plan, approximately 188 of the 249 former Snappon employees sued Snappon SA in the Chartres Labour Court alleging wrongful discharge. The claims were heard in two groups. On April 11, 2006, the Labour Court rejected most of the claims of the first group of 44 former employees and held Snappon SA responsible for €12,000 (approximately $17,000) as damages. After two hearings, the Labour Court rejected the claims filed by the second group of former employees, which group had claimed damages in excess of €12.7 million (approximately $18 million). A total of 175 former employees have appealed these decisions. A hearing with respect to the appeal for 132 of these claims was heard in October 2008. A decision with respect to these appeals is expected in February 2009. A hearing for the remaining 43 claims was held in December 2008. A decision with respect to these 43 claims is expected in March 2009.

Other Legal Matters

On August 31, 2004, the Company completed the sale of its GDX business to an affiliate of Cerberus Capital Management, L.P. (Cerberus). In accordance with the divestiture agreement, the Company provided customary indemnification to Cerberus for certain liabilities accruing prior to the closing of the transaction (the Closing). Cerberus notified the Company of a claim by a GDX customer that alleges that certain parts manufactured by GDX prior to the Closing failed to meet customer specifications. The Company has assumed the defense of this matter and continues to investigate the underlying facts and defenses to determine what liability, if any, the Company may have for this claim.

The Company and its subsidiaries are subject to other legal actions, governmental investigations, and proceedings relating to a wide range of matters in addition to those discussed above. While there can be no certainty regarding the outcome of any litigation, investigation or proceeding, after reviewing the information that is currently available with respect to such matters, any liability that may ultimately be incurred with respect to these matters is not expected to materially affect the Company’s consolidated financial condition. It is possible that amounts could be significant to the Company’s results of operations or cash flows in any particular reporting period.

c.	Environmental Matters

The Company is involved in over forty environmental matters under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), the Resource Conservation Recovery Act (RCRA), and

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other federal, state, local, and foreign laws relating to soil and groundwater contamination, hazardous waste management activities, and other environmental matters at some of its current and former facilities. The Company is also involved in a number of remedial activities at third party sites, not owned by the Company, where it is designated a potentially responsible party (PRP) by either the United States Environmental Protection Agency (U.S. EPA) or a state agency. In many of these matters, the Company is involved with other PRPs. In many instances, the Company’s liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company’s involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company’s experience, interim and final allocations of liability and costs are generally made based on relative contributions of waste or contamination. Anticipated costs associated with environmental remediation that are probable and estimable are accrued. In cases where a date to complete remedial activities at a particular site cannot be determined by reference to agreements or otherwise, the Company projects costs over an appropriate time period not exceeding fifteen years; in such cases, generally the Company does not have the ability to reasonably estimate environmental remediation costs that are beyond this period. Factors that could result in changes to the Company’s estimates include completion of current and future soil and groundwater investigations, new claims, future agency demands, discovery of more or less contamination than expected, discovery of new contaminants, modification of planned remedial actions, changes in estimated time required to remediate, new technologies, and changes in laws and regulations.

As of November 30, 2008, the aggregate range of these anticipated environmental costs was $258.2 million to $463.6 million and the accrued amount was $258.2 million. See Note 7(d) for a summary of the environmental reserve activity for fiscal 2008. Of these accrued liabilities, approximately 63% relates to the Sacramento, California site and approximately 26% to the Baldwin Park Operable Unit of the San Gabriel Valley, California site. Each of those two sites is discussed below. The balance of the accrued liabilities relates to other sites for which the Company’s obligations are probable and estimable.

Sacramento, California Site

In 1989, a federal district court in California approved a Partial Consent Decree (PCD) requiring Aerojet, among other things, to conduct a Remedial Investigation and Feasibility Study (RI/FS) to determine the nature and extent of impacts due to the release of chemicals from the Sacramento, California site, monitor the American River and offsite public water supply wells, operate Groundwater Extraction and Treatment facilities (GETs) that collect groundwater at the site perimeter, and pay certain government oversight costs. The primary chemicals of concern for both on-site and off-site groundwater are trichloroethylene (TCE), perchlorate, and n-nitrosodimethylamine (NDMA). The PCD has been revised several times, most recently in 2002. The 2002 PCD revision (a) separated the Sacramento site into multiple operable units to allow quicker implementation of remedy for critical areas; (b) required the Company to guarantee up to $75 million (in addition to a prior $20 million guarantee) to assure that Aerojet’s Sacramento remediation activities are fully funded; and (c) removed approximately 2,600 acres of non-contaminated land from the U.S. EPA superfund designation.

Aerojet is involved in various stages of soil and groundwater investigation, remedy selection, design, and remedy construction associated with the operable units. In 2002, the U.S. EPA issued a UAO requiring Aerojet to implement the U.S. EPA-approved remedial action in the Western Groundwater Operable Unit. An identical order was issued by the California Regional Water Quality Control Board, Central Valley (Central Valley RWQCB). Aerojet submitted a final Remedial Investigation/Feasibility Study for the Perimeter Groundwater Operable Unit in 2008, for which the U.S. EPA will issue a Record of Decision sometime in the future. Aerojet submitted a draft Remedial Investigation/Feasibility Study for the Boundary Operable Unit in 2008. The remaining operable units are under various stages of investigation.

Until March 2008, the entire southern portion of the site known as Rio Del Oro was under state orders issued in the 1990s from the California Department of Toxic Control (DTSC) to investigate and remediate environmental contamination in the soils and the Central Valley RWQCB to investigate and remediate groundwater environmental

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contamination. On March 14, 2008, the DTSC released all but approximately 400 acres of the Rio Del Oro property from DTSC’s environmental orders regarding soil contamination. Aerojet expects the approximately 400 acres of Rio Del Oro property that remain subject to the DTSC orders to be released once the soil remediation has been completed. The Rio Del Oro property remain subject to the Central Valley RWQCB’s orders to investigate and remediate groundwater environmental contamination emanating offsite from such property. Aerojet leased the Rio Del Oro Property to Douglas Aircraft for rocket assembly and testing from 1957 to 1961 and sold approximately 4,000 acres, including the formerly leased portion, to Douglas Aircraft in 1961. Aerojet reacquired the property in 1984 from McDonnell-Douglas Corporation (MDC), the successor to Douglas Aircraft. As a result, the state orders referenced above were issued to both MDC and Aerojet. Aerojet and MDC’s parent, Boeing, have entered into an allocation agreement, some of which is subject to reallocation that establishes lead roles and payment obligations. Aerojet and Boeing are actively remediating soil on portions of the property as well as on-site and off-site groundwater contamination. By letter of October 27, 2006, Boeing submitted notice to Aerojet that it was initiating the reallocation arbitration process. In February 2009, Aerojet and Boeing reached a confidential settlement in principle.

San Gabriel Valley Basin, California Site

Baldwin Park Operable Unit (BPOU)

As a result of its former Azusa, California operations, in 1994 Aerojet was named a PRP by the U.S. EPA, primarily due to volatile organic compound (VOC) contamination in the area of the San Gabriel Valley Basin superfund site known as the BPOU.

Between 1995 and 1997, the U.S. EPA issued Special Notice Letters to Aerojet and eighteen other companies requesting that they implement a groundwater remedy. Subsequently, additional contaminates were identified, namely: perchlorate, NDMA, and 1,4-dioxane. On June 30, 2000, the U.S. EPA issued a UAO ordering the PRPs to implement a remedy consistent with the 1994 Record of Decision (ROD). Aerojet, along with seven other PRPs (the Cooperating Respondents) signed a Project Agreement in late March 2002 with the San Gabriel Basin Water Quality Authority, the Main San Gabriel Basin Watermaster, and five water companies. The Project Agreement, which has a term of fifteen years, became effective May 9, 2002. Pursuant to the Project Agreement, the Cooperating Respondents fund through an escrow account: the capital, operational, maintenance, and administrative costs of certain treatment and water distribution facilities to be owned and operated by the water companies. There are also provisions in the Project Agreement for maintaining financial assurance in the form of cash or letters of credit. Aerojet and the other Cooperating Respondents have entered into an interim allocation agreement that establishes the interim payment obligations of the Cooperating Respondents for the costs incurred pursuant to the Project Agreement. Under the interim allocation, Aerojet is responsible for approximately two-thirds of all project costs, including government oversight costs. A significant amount of public funding is available to offset project costs. To date, Congress has appropriated approximately $75 million (so called Title 16 and Dreier funds), which is potentially available for payment of project costs. Approximately $40 million of the funding has been allocated to costs associated with the Project Agreement and additional funds may follow in later years. All project costs are subject to reallocation among the Cooperating Respondents. Aerojet intends to continue to defend itself vigorously to ensure that it is appropriately treated with other PRPs and that costs of any remediation are properly allocated among all PRPs. On July 1, 2008, one of the Cooperating Respondents, Fairchild Holding Corp., filed a complaint in Federal District Court for the Central District of California seeking contribution from the other Cooperating Respondents, including Aerojet. Fairchild Holding Corp. v. Aerojet-General Corporation, et al., Case No. SACV08-722 ABC (RCx). Aerojet has filed its answer and counterclaim against Fairchild. The matter has been submitted to arbitration.

As part of Aerojet’s sale of its Electronics and Information Systems (EIS) business to Northrop Grumman Corporation (Northrop) in October 2001, the U.S. EPA approved a Prospective Purchaser Agreement with Northrop to absolve it of pre-closing liability for contamination caused by the Azusa, California operations, which liability

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remains with Aerojet. As part of that agreement, the Company agreed to provide a $25 million guarantee of Aerojet’s obligations under the Project Agreement.

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

On February 21, 2001, Aerojet received a General Notice Letter from the U.S. EPA naming Aerojet as a PRP with regard to the SEMOU of the San Gabriel Valley Basin, California Superfund site. On April 1, 2002, Aerojet received a Special Notice Letter from the U.S. EPA that requested Aerojet enter into negotiations with it regarding the performance of a remedial design and remedial action for the SEMOU. In light of this letter, Aerojet performed a limited site investigation of the East Flair Drive site. The data collected and summarized in the report showed that chemicals including TCE and PCE were present in the soil and groundwater at, and near, the El Monte location. Site investigations are ongoing.

On August 29, 2003, the U.S. EPA issued a UAO against Aerojet and approximately 40 other parties requiring them to conduct the remedial design and remedial action in the SEMOU. The impact of the UAO on the recipients is not clear as much of the remedy is already being implemented by the water entities. The cost estimate to implement projects under the UAO prepared by the U.S. EPA and the water entities is approximately $90 million. The Company is working diligently with the U.S. EPA and the other PRPs to resolve this matter and ensure compliance with the UAO. The Company’s share of responsibility has not yet been determined.

On November 17, 2005, Aerojet notified the Los Angeles RWQCB and the U.S. EPA that Aerojet was involved in research and development at the East Flair Drive site that included the use of 1,4-dioxane. Aerojet’s investigation of that issue is continuing. Oversight of the East Flair Drive site has been transferred from the RWQCB to the DTSC.

Other Sites

In August 2007, the Company, along with numerous other companies, received from the United States Department of Interior Fish and Wildlife Service (USFWS) a notice of a Natural Resource Damage (NRD) Assessment Plan for the Ottawa River and Northern Maumee Bay. The Company previously manufactured products for the automotive industry at a Toledo, Ohio site, which was adjacent to the Ottawa River. This facility was divested in 1990 and the Company indemnified the buyer for claims and liabilities arising out of certain pre-divestiture environmental matters. A group of PRPs, including GenCorp, was formed to respond to the NRD assessment and to pursue funding from the Great Lakes Legacy Act for primary restoration. The group has undertaken a restoration scoping study. Early data collection indicates that the primary restoration project total cost may be in the range of $34 - $41 million. The group has received a commitment for matching federal funds for the restoration project, which will consist of river dredging and land-filling river sediments. Based on a review of the current facts and circumstances with counsel, management has provided for what is believed to be a reasonable estimate of the loss exposure for this matter. Still unresolved at this time is the actual Natural Resource Damage Assessment itself. It is not possible to predict the outcome or timing of these types of assessments, which are typically lengthy processes lasting several years, or the amounts of or responsibility for these damages.

d.	Environmental Reserves and Estimated Recoveries

Reserves

The Company reviews on a quarterly basis estimated future remediation costs that could be incurred over the contractual term or next fifteen years of the expected remediation. The Company has an established practice of

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A summary of the Company’s environmental reserve activity is shown below:

			Total
			Environmental
	Aerojet	Other	Reserve
	(In millions)

November 30, 2005	$255.6	$12.4	$268.0
Fiscal 2006 additions	48.4	1.8	50.2
Fiscal 2006 expenditures	(47.5)	(4.7)	(52.2)

November 30, 2006	256.5	9.5	266.0
Fiscal 2007 additions	57.9	2.5	60.4
Fiscal 2007 expenditures	(54.9)	(1.5)	(56.4)

November 30, 2007	259.5	10.5	270.0
Fiscal 2008 additions	39.8	5.8	45.6
Fiscal 2008 expenditures	(54.1)	(3.3)	(57.4)

November 30, 2008	$245.2	$13.0	$258.2

As of November 30, 2008, the Aerojet reserves include $162.8 million for the Sacramento site, $68.0 million for BPOU, and $14.4 million for other Aerojet reserves.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations, with excess amounts carried over to subsequent periods, the total reimbursements will not exceed $189.7 million over the term of the agreement, which ends in 2028. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through November 30, 2008	(66.2)

Potential future cost reimbursements available	123.5
Receivable from Northrop in excess of the annual limitation included as a component of other noncurrent assets in the consolidated balance sheet as of November 30, 2008	(45.7)
Amounts recoverable from Northrop in future periods included as a component of recoverable from the U.S. government and other third parties for environmental remediation costs in the consolidated balance sheet as of November 30, 2008	(65.2)

Potential future recoverable amounts available under the Northrop Agreement	$12.6

As part of the acquisition of the Atlantic Research Corporation (ARC) propulsion business, Aerojet entered into an agreement with ARC pursuant to which Aerojet is responsible for up to $20.0 million of costs (Pre-Close Environmental Costs) associated with environmental issues that arose prior to Aerojet’s acquisition of the ARC propulsion business, of which $8.5 million has been spent through November 30, 2008. Pursuant to a separate agreement with the U.S. government which was entered into prior to the completion of the ARC acquisition, these Pre-Close Environmental Costs are not subject to the 88% limitation under the Global Settlement, and are recovered through the establishment of prices for Aerojet’s products and services sold to the U.S. government.

As a part of the ARC acquisition, Aerojet signed a Memorandum of Understanding (MOU) with the U.S. government agreeing to key assumptions and conditions that preserved the original methodology used in recalculating the percentage split between Aerojet and Northrop. In December 2008, Aerojet and the U.S. government entered into an Advance Agreement as was contemplated in the MOU which finalized the calculation methodology and recalculated the allocation percentage of site restoration from Aerojet to Northrop. In anticipation of executing this Advance Agreement, the Company incurred a charge of $1.5 million to cost of sales in the fourth quarter of fiscal 2007 related to the retroactive adjustment to the allocation split going back to fiscal 2005.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental reserves and recoveries impact to Consolidated Statement of Operations

The expenses and benefits associated with adjustments to the environmental reserves are recorded as a component of other (income) expense, net in the consolidated statements of operations. Summarized financial information for the impact of environmental reserves and recoveries to the consolidated statements of operations is set forth below:

	Estimated
	Recoverable	Charge to	Total
	Amounts Under	Consolidated	Environmental
	U.S. Government	Statement of	Reserve
	Contracts	Operations	Additions
	(In millions)

Fiscal 2008	$34.9	$10.7	$45.6
Fiscal 2007(1)	58.3	2.1	60.4
Fiscal 2006	41.0	9.2	50.2

(1)	In fiscal 2007, the net charge of $2.1 million includes a benefit of $8.6 million due to changes in the forecasted commercial business base (discussed above).

e.	Conditional Asset Retirement Obligations

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

The changes in the carrying amount of conditional asset retirement obligations since November 30, 2006 were as follows (in millions):

Balance as of November 30, 2006	$10.2
Additions and other, net	2.3
Accretion	0.9

Balance as of November 30, 2007	13.4
Additions and other, net	(0.9)
Accretion	1.0

Balance as of November 30, 2008	$13.5

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth information for fiscal 2006, adjusted for the recognition of depreciation expense related to the cost of conditional asset retirements and accretion expense had the Company accounted for conditional asset retirement obligations in accordance with FIN 47 in those periods (in millions, except per share amounts):

Net loss, as reported	$(38.5)
Add: FIN 47 cumulative effect, net of tax	1.2
Less: FIN 47 unrecoverable depreciation and accretion expense, net of tax	(0.1)

Net loss, pro forma	$(37.4)

As reported
Basic and diluted net loss per share	$(0.69)
Pro forma
Basic and diluted net loss per share	$(0.68)

f.	Arrangements with Off-Balance Sheet Risk

As of November 30, 2008, obligations required to be disclosed in accordance with FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others consisted of:

— $73.9 million in outstanding commercial letters of credit expiring within the next twelve months, the majority of which may be renewed, primarily to secure obligations for environmental remediation and insurance coverage.

— Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to U.S. government agencies for environmental remediation activities.

— Up to $2.0 million of reimbursements to Granite Construction Company (Granite) if the Company requests Granite to cease mining operations on certain portions of the Sacramento Land.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Redeemable Common Stock

The Company inadvertently failed to register with the SEC the issuance of certain of its common shares in its defined contribution 401(k) employee benefit plan (the Plan). As a result, certain Plan participants who purchased such securities pursuant to the Plan may have the right to rescind certain of their purchases for an amount equal to the purchase price paid for the securities (or if such security has been sold, to receive damages with respect to any loss incurred on such sale) plus interest from the date of purchase. As of November 30, 2008, the Company has classified 0.8 million shares as redeemable common stock because the redemption features are not within the control of the Company. The Company may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares. These shares have always been treated as outstanding for financial reporting purposes. In June 2008, the Company filed a registration statement on Form S-8 to register future transactions in the GenCorp Stock Fund in the Plan. The Company intends to make a registered rescission offer to eligible Plan participants. The Company is seeking an amendment to its Senior Credit Facility in connection with such rescission offer. During fiscal 2008, the Company recorded a charge of $1.7 million associated with this matter.

9.	Shareholders’ Deficit

a.	Preference Stock and Preferred Share Purchase Rights

As of November 30, 2008 and 2007, 15.0 million shares of preferred stock were authorized and none were issued or outstanding.

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

b.	Common Stock

As of November 30, 2008, the Company had 150.0 million authorized shares of common stock, par value $0.10 per share, of which 57.3 million shares were issued and outstanding, and 24.8 million shares were reserved for future issuance for discretionary payments of the Company’s portion of retirement savings plan contributions, exercise of stock options (ten year contractual life) and restricted stock (no maximum contractual life), payment of awards under stock-based compensation plans, and conversion of the Company’s Notes. See Note 8 for information about the Company’s redeemable common stock.

c.	Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the provisions SFAS 123(R), which requires companies to recognize in the statement of operations the grant-date fair value of stock awards issued to employees and directors.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total stock-based compensation expense by type of award was as follows:

	Year Ended November 30,
	2008	2007	2006
	(In millions, except
	per share amounts)

Stock appreciation rights (SARS)	$(1.4)	$0.5	$1.2
Restricted stock, service based	0.7	0.3	0.3
Restricted stock, performance based	0.9	0.7	0.9
Stock options	—	—	0.1

Total stock-based compensation expense	$0.2	$1.5	$2.5

The Company recorded an unusual charge of $2.4 million in the second quarter of fiscal 2008 related to the accelerated vesting of outstanding stock-based payment awards as a result of the amended and restated shareholder agreement (Shareholder Agreement) with Steel Partners II L.P. (see Note 13).

Stock Appreciation Rights:  As of November 30, 2008, a total of 936,408 SARS were outstanding under the 1999 Equity and Performance Incentive Plan (1999 Plan). SARS granted to employees are generally exercisable in one-third increments at one year, two years, and three years from the date of grant and have a ten year contractual life. SARS granted to directors of the Company typically vest over a one year service period (half after six months and half after one year) and have a ten year contractual life. These awards are similar to the Company’s employee stock options, but are settled in cash rather than in shares of common stock, and are classified as liability awards. Compensation cost for these awards is determined using a fair-value method and remeasured at each reporting date until the date of settlement. Stock-based compensation expense recognized is based on SARS ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.

A summary of the status of the Company’s SARS as of November 30, 2008 and changes during fiscal 2008 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	SARS	Exercise	Contractual	Value
	(000s)	Price	Life (years)	(In millions)

Outstanding at November 30, 2007	830	$17.02
Granted	179	8.89
Canceled	(73)	20.32

Outstanding at November 30, 2008	936	$15.76	7.84	$—

Exercisable at November 30, 2008	818	$16.32	7.57	$—

The weighted average grant date fair value for SARS granted in fiscal 2008, 2007, and 2006 was $5.20, $7.57, and $10.70, respectively. None of the SARS were exercised in fiscal 2008, 2007, and 2006. As of November 30, 2008, there was $0.1 million of total stock-based compensation related to nonvested SARS. That cost is expected to be recognized over an estimated weighted-average amortization period of ten (10) months.

Restricted Stock, service based:  As of November 30, 2008, a total of 15,625 shares of service based restricted stock was outstanding which vest based on years of service under the 1999 Plan. Restricted shares are granted to key employees and directors of the Company. The fair value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of award and is being amortized on a straight line basis over the service period. Stock-based compensation expense recognized is based on service based restricted stock ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is summary of the status of the Company’s service based restricted stock as of November 30, 2008 and changes during fiscal 2008:

	Service
	Based	Weighted
	Restricted	Average
	Stock	Grant Date
	(000s)	Fair Value

Outstanding at November 30, 2007	100	$17.44
Granted	23	10.84
Vested	(100)	17.44
Canceled	(7)	11.50

Outstanding at November 30, 2008	16	$10.51

As a result of the Shareholder Agreement, the Company’s outstanding service based restricted stock as of March 5, 2008 became fully vested (see Note 13).

As of November 30, 2008, there was $0.1 million of total stock-based compensation related to nonvested service based restricted stock. That cost is expected to be recognized over an estimated weighted-average amortization period of 28 months. The intrinsic value of the service based restricted stock outstanding at November 30, 2008 was less than $0.1 million. Additionally, the intrinsic value of the service based restricted stock vested during fiscal 2008, 2007, and 2006 was $1.1 million, $0.1 million, and $1.5 million, respectively. The weighted average grant date fair values for service based restricted stock granted in fiscal 2007 and 2006 was $13.66 and $19.27, respectively.

Restricted Stock, performance based:  As of November 30, 2008, the Company did not have any shares of performance based restricted shares outstanding under the 1999 Plan. The performance based restricted stock vest if the Company meets various operations and earnings targets set by the Organization & Compensation Committee of the Board. The fair value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of award and is being amortized over the estimated service period to achieve the operations and earnings targets. Stock-based compensation expense recognized for all years presented is based on performance based restricted stock ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.

The following is a summary of the status of the Company’s performance based restricted stock as of November 30, 2008 and changes during fiscal 2008:

Performance
	Based	Weighted
	Restricted	Average
	Stock	Grant Date
	(000s)	Fair Value

Outstanding at November 30, 2007	132	$15.76
Vested	(132)	15.76

Outstanding at November 30, 2008	—	$—

As a result of the Shareholder Agreement, the Company’s outstanding performance based restricted stock as of March 5, 2008 became fully vested (see Note 13).

The intrinsic value of the performance based restricted stock vested during fiscal 2008, 2007, and 2006 were $1.4 million, $0.6 million, and $1.5 million, respectively. The weighted average grant date fair value for performance based restricted stock granted in fiscal 2007 and 2006 was $13.73 and $19.43, respectively.

Stock Options:  As of November 30, 2008, a total of 1,326,111 stock options was outstanding under the 1999 Plan and the 1997 Stock Option Plan. The Company has not granted stock options to employees or directors since February 2004. Stock-based compensation expense recognized for fiscal 2006 included compensation expense for

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock options granted prior to, but not yet vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.

A summary of the status of the Company’s stock options as of November 30, 2008 and changes during fiscal 2008 is presented below:

			Weighted
		Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(000s)	Price	Life	(In millions)

Outstanding at November 30, 2007	1,582	$10.94
Canceled	(256)	15.44

Outstanding and exercisable at November 30, 2008	1,326	$10.11	2.4	$—

The total intrinsic value of options exercised during fiscal 2007 and 2006 was $0.2 million and $1.5 million, respectively.

The following table summarizes the range of exercise prices and weighted-average exercise prices for options outstanding and exercisable as of November 30, 2008 under the Company’s stock option plans:

		Outstanding and Exercisable
Year in				Weighted
Which Stock		Stock	Weighted	Average
Options		Options	Average	Remaining
Were	Range of Exercise	Outstanding	Exercise	Contractual
Granted	Prices	(000s)	Price	Life (years)

1999	$ 9.40 – $13.59	207	$10.43	0.4
2000	$ 8.19 – $10.13	261	$9.49	1.1
2001	$10.44 – $12.30	322	$10.85	2.2
2002	$ 9.77 – $15.43	201	$12.62	3.5
2003	$ 6.53 – $ 9.29	307	$7.93	4.3
2004	$10.92	28	$10.92	5.2

		1,326

Valuation Assumptions

The fair value of SARS were estimated using a Black-Scholes Model with the following weighted average assumptions:

	Year Ended November 30,
	2008	2007	2006

Expected life (in years)	5.9	5.7	7.1
Volatility	43.25%	34.96%	39.31%
Risk-free interest rate	2.44%	3.56%	4.46%
Dividend yield	0.00%	0.00%	0.00%

Expected Term:  The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules.

Expected Volatility:  The fair value of stock-based payments were valued using the Black-Scholes Model with a volatility factor based on the Company’s historical stock prices. The range of expected volatility used in the Black-Scholes Model was 28% to 59% in fiscal 2008.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected Dividend:  The Black-Scholes Model requires a single expected dividend yield as an input. Beginning in December 2004, the Senior Credit Facility restricted the payment of dividends and the Company does not anticipate paying cash dividends in the foreseeable future.

Risk-Free Interest Rate:  The Company bases the risk-free interest rate used in the Black-Scholes Model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The range of risk-free interest rates used in the Black-Scholes Model was 1.44% to 4.44% in fiscal 2008.

Estimated Pre-vesting Forfeitures:  When estimating forfeitures, the Company considers historical terminations as well as anticipated retirements.

10.	Operating Segments and Related Disclosures

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected financial information for each reportable segment is as follows:

	Year Ended November 30,
	2008	2007	2006
	(In millions)

Net Sales:
Aerospace and Defense	$725.5	$739.1	$614.6
Real Estate	16.8	6.3	6.5

Total	$742.3	$745.4	$621.1

Segment Performance:
Aerospace and Defense	$78.0	$84.8	$61.2
Environmental remediation provision adjustments	(5.0)	0.4	(7.4)
Retirement benefit plan expense	(15.7)	(23.8)	(34.8)
Unusual items (see Note 13)	(16.5)	(0.1)	(8.5)

Aerospace and Defense Total	40.8	61.3	10.5

Real Estate	10.3	3.5	2.3

Total	$51.1	$64.8	$12.8

Reconciliation of segment performance to income (loss) from continuing operations before income taxes and cumulative effect of changes in accounting principles:
Segment Performance	$51.1	$64.8	$12.8
Interest expense	(27.7)	(28.6)	(27.2)
Interest income	4.2	4.9	3.6
Corporate retirement benefit plan income (expense)	7.7	2.2	(8.7)
Corporate and other expenses	(16.2)	(19.7)	(24.2)
Corporate unusual items (see Note 13)	(16.6)	(0.6)	—

Income (loss) from continuing operations before income taxes and cumulative effect of changes in accounting principles	$2.5	$23.0	$(43.7)

Aerospace and Defense	$21.3	$20.3	$19.0
Real Estate	—	1.5	—
Corporate	—	—	—

Capital Expenditures	$21.3	$21.8	$19.0

Aerospace and Defense	$24.7	$25.4	$24.4
Real Estate	0.8	0.9	0.7
Corporate	2.8	2.1	2.1

Depreciation and Amortization	$28.3	$28.4	$27.2

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of November 30,
	2008	2007
	(In millions)

Aerospace and Defense	$709.3	$709.6
Real Estate	62.6	59.5

Identifiable assets	771.9	769.1
Corporate	233.7	226.0
Discontinued operations	0.1	0.1

Assets	$1,005.7	$995.2

The Company’s continuing operations are located in the United States. Inter-area sales are not significant to the total sales of any geographic area. Unusual items included in segment performance pertained only to the United States.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In millions, except per share amounts)

2008
Net sales	$176.6	$194.7	$172.5	$198.5
Cost of products sold	158.8	161.7	153.2	171.7
Unusual items	1.1	13.8	1.0	17.2
Income (loss) from continuing operations before income taxes	3.1	6.5	(1.9)	(5.2)
Income (loss) from continuing operations	3.3	6.9	(2.9)	(5.7)
(Loss) income from discontinued operations, net of income taxes	(0.3)	—	0.2	—
Net income (loss)	3.0	6.9	(2.7)	(5.7)
Basic and diluted income (loss) per share from continuing operations	0.06	0.12	(0.05)	(0.10)
Basic and diluted loss per share from discontinued operations, net of income taxes	(0.01)	—	—	—
Basic and diluted net income (loss) per share	$0.05	$0.12	$(0.05)	$(0.10)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In millions, except per share amounts)

2007
Net sales	$150.8	$192.3	$198.5	$203.8
Cost of products sold	135.0	163.3	175.4	184.1
Unusual items	—	2.6	4.7	(6.6)
(Loss) income from continuing operations before income taxes	(1.7)	9.6	3.6	11.5
(Loss) income from continuing operations	(2.1)	13.2	16.0	14.0
Income (loss) from discontinued operations, net of income taxes	30.6	(0.7)	(0.4)	(1.6)
Net income	28.5	12.5	15.6	12.4
Basic (loss) income per share from continuing operations	(0.04)	0.23	0.29	0.25
Basic income (loss) per share from discontinued operations, net of income taxes	0.55	(0.01)	(0.01)	(0.03)
Basic net income per share	0.51	0.22	0.28	0.22
Diluted (loss) income per share from continuing operations	(0.04)	0.22	0.27	0.24
Diluted income (loss) per share from discontinued operations, net of income taxes	0.55	(0.01)	(0.01)	(0.03)
Diluted net income per share	$0.51	$0.21	$0.26	$0.21

12.	Discontinued Operations

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the first quarter of fiscal 2007, the Company entered into an earn-out and seller note repayment agreement (Repayment Agreement) related to the sale of the Fine Chemicals business to American Pacific Corporation (AMPAC) under which AMPAC was required to pay $29.7 million in consideration for the early retirement of a seller note (including interest due thereunder), the full payment of the earn-out amount and the release of the Company from certain liabilities. Accordingly, during the first quarter of fiscal 2007, the Company recorded a gain from discontinued operations of $31.2 million as a result of receiving $29.7 million of cash from AMPAC and being released from certain liabilities in accordance with the Repayment Agreement. For operating segment reporting, the Fine Chemicals business was previously reported as a separate operating segment.

In June 2006, the Company entered into a Final Settlement and Release Agreement with Cerberus related to the sale of GDX which resulted in a $2.9 million income tax benefit and $2.0 million pre-tax gain that was recorded during the second quarter of fiscal 2006. For operating segment reporting, GDX was previously reported as a separate operating segment.

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

Summarized financial information for discontinued operations is set forth below:

	Year Ended November 30,
	2008	2007	2006
	(In millions)

Net sales	$—	$—	$1.0
(Loss) income before income taxes	(0.2)	28.9	—
Income tax benefit (provision)	0.1	(1.0)	2.4
(Loss) income from discontinued operations	(0.1)	27.9	2.4

As of November 30, 2008 and 2007, the components of assets and liabilities of discontinued operations in the consolidated balance sheets are as follows:

	As of November 30,
	2008	2007
	(In millions)

Assets of discontinued operations, consisting of other assets	$0.1	$0.1

Accounts payable	$0.3	$0.5
Other liabilities	0.7	0.5

Liabilities of discontinued operations	$1.0	$1.0

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Unusual Items

Charges and gains associated with unusual items are summarized as follows:

	Year Ended November 30,
	2008	2007	2006
	(In millions)

Aerospace and Defense:
Legal settlements and estimated loss on legal matters	$2.9	$3.8	$8.5
Customer reimbursements of tax recoveries	—	2.3	—
Defined benefit pension plan amendment	13.6	—	—
Gain on recoveries	—	(6.0)	—

Aerospace and defense unusual items	16.5	0.1	8.5

Corporate:
Replacement of the previous credit facility	—	0.6	—
Gain on settlement	(1.2)	—	—
Defined benefit pension plan amendment	1.0	—	—
Shareholder agreement and related costs	16.8	—	—

Corporate unusual items	16.6	0.6	—

Total unusual items	$33.1	$0.7	$8.5

On November 25, 2008, the Company decided to amend the defined benefit pension and benefits restoration plans to freeze future accruals under such plans. Effective February 1, 2009, the Company discontinued future benefit accruals for current salaried employees. No employees lost their previously earned pension benefit. As a result of the amendment and freeze, the Company incurred a curtailment charge of $14.6 million in the fourth quarter of fiscal 2008 primarily due to the immediate recognition of unrecognized prior service costs.

On March 5, 2008, the Company entered into a second amended and restated shareholder agreement (Shareholder Agreement) with Steel Partners II L.P. with respect to the election of Directors for the 2008 Annual Meeting and certain other related matters which resulted in a charge of $13.8 million in the first half of fiscal 2008. Additionally, during the fourth quarter of fiscal 2008, the Company incurred a charge of $3.0 million associated with two executive severance agreements. The charge was comprised of the following (in millions):

Increases in pension benefits primarily for certain of the Company’s officers	$5.3
Executive severance charges	7.1
Accelerated vesting of stock appreciation rights	1.1
Accelerated vesting of restricted stock, service based	0.6
Accelerated vesting of restricted stock, performance based	0.7
Professional fees and other	2.0

$16.8

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal 2008, the Company recorded a charge of $2.9 million related to the estimated unrecoverable costs of legal matters, including $1.7 million associated with the failure to register with the SEC the issuance of certain of its common shares under its defined contribution 401(k) employee benefit plan and $1.2 million related to a legal settlement and other legal matters. The Company recorded a $1.2 million gain related to an insurance settlement for an environmental claim.

In fiscal 2007, the Company recorded $3.8 million related to estimated costs associated with environmental toxic tort legal matters. The Company recorded an expense of $2.3 million for tax refunds that will be repaid to our defense customers. The Company also recorded an unusual gain of $6.0 million related to an adjustment of reserves for the allocation of pension benefit costs to U.S. government contracts. The Company incurred a charge of $0.6 million associated with the replacement of the previous credit facility.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations

		Guarantor	Non-guarantor
November 30, 2008 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$742.3	$—	$—	$742.3
Cost of products sold	—	645.4	—	—	645.4
Selling, general and administrative	(19.8)	21.7	—	—	1.9
Depreciation and amortization	2.8	25.5	—	—	28.3
Interest expense	22.2	5.5	—	—	27.7
Other, net	18.7	17.8	—	—	36.5

(Loss) income from continuing operations before income taxes	(23.9)	26.4	—	—	2.5
Income tax (benefit) provision	(8.6)	9.5	—	—	0.9

(Loss) income from continuing operations	(15.3)	16.9	—	—	1.6
Income (loss) from discontinued operations	0.2	—	(0.3)	—	(0.1)

(Loss) income before equity income (loss) of subsidiaries	(15.1)	16.9	(0.3)	—	1.5
Equity earnings of subsidiaries	16.6	—	—	(16.6)	—

Net income (loss)	$1.5	16.9	$(0.3)	$(16.6)	$1.5

		Guarantor	Non-guarantor
November 30, 2007 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$745.4	$—	$—	$745.4
Cost of products sold	—	657.8	—	—	657.8
Selling, general and administrative	1.4	13.0	—	—	14.4
Depreciation and amortization	2.1	26.3	—	—	28.4
Interest expense	24.7	3.9	—	—	28.6
Other, net	(1.9)	(4.9)	—	—	(6.8)

(Loss) income from continuing operations before income taxes	(26.3)	49.3	—	—	23.0
Income tax (benefit) provision	(25.2)	7.1	—	—	(18.1)

(Loss) income from continuing operations	(1.1)	42.2	—	—	41.1
Income (loss) from discontinued operations	28.8	—	(0.9)	—	27.9

Income before equity income (loss) of subsidiaries	27.7	42.2	(0.9)	—	69.0
Equity earnings of subsidiaries	41.3	—	—	(41.3)	—

Net income (loss)	$69.0	$42.2	$(0.9)	$(41.3)	$69.0

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Guarantor	Non-guarantor
November 30, 2006 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$621.1	$—	$—	$621.1
Cost of products sold	—	565.0	—	—	565.0
Selling, general and administrative	15.7	13.0	0.1	—	28.8
Depreciation and amortization	2.1	25.1	—	—	27.2
Interest expense	42.2	(15.0)	—	—	27.2
Other, net	(1.4)	18.0	—	—	16.6

(Loss) income from continuing operations before income taxes and cumulative effect of changes in accounting principles	(58.6)	15.0	(0.1)	—	(43.7)
Income tax (benefit) provision	(22.8)	18.1	—	—	(4.7)

Loss from continuing operations before the cumulative effect of changes in accounting principles	(35.8)	(3.1)	(0.1)	—	(39.0)
Income from discontinued operations	—	2.4	—	—	2.4
Cumulative effect of changes in accounting principles, net of tax	(1.9)	—	—	—	(1.9)

Loss before equity losses of subsidiaries	(37.7)	(0.7)	(0.1)	—	(38.5)
Equity losses of subsidiaries	(0.8)	—	—	0.8	—

Net loss	$(38.5)	$(0.7)	$(0.1)	$0.8	$(38.5)

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets

		Guarantor	Non-guarantor
November 30, 2008 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$103.7	$(11.2)	$0.2	$—	$92.7
Accounts receivable	—	97.3	—	—	97.3
Inventories	—	70.4	—	—	70.4
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	43.7	—	—	43.7
Grantor trust	1.3	0.3	—	—	1.6
Prepaid expenses and other	8.3	9.3	—	—	17.6
Income tax receivable	11.5	(0.9)	—	—	10.6
Assets of discontinued operations	—	—	0.1	—	0.1

Total current assets	124.8	208.9	0.3	—	334.0
Property, plant and equipment, net	0.4	137.5	—	—	137.9
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	169.8	—	—	169.8
Prepaid pension asset	76.8	(0.3)	—	—	76.5
Grantor trust	19.8	9.5	—	—	29.3
Goodwill	—	94.9	—	—	94.9
Intercompany (payable) receivable, net	(14.5)	29.6	(15.1)	—	—
Other noncurrent assets and intangibles, net	309.8	150.5	9.9	(306.9)	163.3

Total assets	$517.1	$800.4	$(4.9)	$(306.9)	$1,005.7

Short-term borrowings and current portion of long-term debt	$1.4	$0.6	$—	$—	$2.0
Accounts payable	0.7	32.0	—	—	32.7
Reserves for environmental remediation costs	6.4	58.8	—	—	65.2
Other current liabilities, advance payments on contracts, and postretirement medical and life insurance benefits	28.9	118.6	—	—	147.5
Liabilities of discontinued operations	—	—	1.0	—	1.0

Total current liabilities	37.4	210.0	1.0	—	248.4
Long-term debt	438.6	—	—	—	438.6
Reserves for environmental remediation costs	6.6	186.4	—	—	193.0
Other noncurrent liabilities	62.0	91.2	—	—	153.2

Total liabilities	544.6	487.6	1.0	—	1,033.2
Commitments and contingencies (Note 7)
Redeemable common stock (Note 8)	7.6	—	—	—	7.6
Total shareholders’ (deficit) equity	(35.1)	312.8	(5.9)	(306.9)	(35.1)

Total liabilities and shareholders’ equity (deficit)	$517.1	$800.4	(4.9)	(306.9)	$1,005.7

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Guarantor	Non-guarantor
November 30, 2007 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$98.4	$(6.7)	$0.6	$—	$92.3
Restricted cash	—	—	—	—	—
Accounts receivable	—	99.2	—	—	99.2
Inventories	—	67.5	—	—	67.5
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	46.5	—	—	46.5
Prepaid expenses and other	9.8	7.5	0.1	—	17.4
Assets of discontinued operations	(0.1)	—	0.2	—	0.1

Total current assets	108.1	214.0	0.9	—	323.0
Property, plant and equipment, net	0.5	139.3	—	—	139.8
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	179.0	—	—	179.0
Prepaid pension asset	102.1	(1.1)	—	—	101.0
Goodwill	—	94.9	—	—	94.9
Intercompany receivable (payable), net	24.1	(8.2)	(15.9)	—	—
Other noncurrent assets and intangibles, net	267.9	141.8	9.8	(262.0)	157.5

Total assets	$502.7	$759.7	$(5.2)	$(262.0)	$995.2

Short-term borrowings and current portion of long-term debt	$1.5	$—	$—	$—	$1.5
Accounts payable	0.3	28.6	—	—	28.9
Reserves for environmental remediation costs	5.4	60.7	—	—	66.1
Income taxes (receivable) payable	(5.7)	11.9	—	—	6.2
Other current liabilities, advance payments on contracts, and postretirement medical and life benefits	35.0	107.1	0.1	—	142.2
Liabilities of discontinued operations	—	—	1.0	—	1.0

Total current liabilities	36.5	208.3	1.1	—	245.9
Long-term debt	444.8	—	—	—	444.8
Reserves for environmental remediation costs	5.1	198.8	—	—	203.9
Other noncurrent liabilities	68.3	84.3	—	—	152.6

Total liabilities	554.7	491.4	1.1	—	1,047.2
Commitments and contingencies (Note 7)
Total shareholders’ (deficit) equity	(52.0)	268.3	(6.3)	(262.0)	(52.0)

Total liabilities and shareholders’ equity (deficit)	$502.7	$759.7	$(5.2)	$(262.0)	$995.2

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows

		Guarantor	Non-guarantor
November 30, 2008 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(36.1)	$63.7	$0.4	$—	$28.0

Cash flows from investing activities:
Capital expenditures	—	(21.3)	—	—	(21.3)

Net cash used in investing activities	—	(21.3)	—	—	(21.3)
Cash flows from financing activities:
Net transfers from (to) parent	47.7	(46.9)	(0.8)	—	—
Repayments on debt	(6.3)	—	—	—	(6.3)

Net cash provided by (used in) financing activities	41.4	(46.9)	(0.8)	—	(6.3)

Net increase (decrease) in cash and cash equivalents	5.3	(4.5)	(0.4)	—	0.4
Cash and cash equivalents at beginning of year	98.4	(6.7)	0.6	—	92.3

Cash and cash equivalents at end of year	$103.7	$(11.2)	$0.2	$—	$92.7

		Guarantor	Non-guarantor
November 30, 2007 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(4.8)	$30.0	$(1.4)	$—	$23.8

Cash flows from investing activities:
Capital expenditures	—	(21.8)	—	—	(21.8)
Proceeds from business disposition	29.7	—	—	—	29.7
Other investing activities	19.8	—	—	—	19.8

Net cash provided by (used in) investing activities	49.5	(21.8)	—	—	27.7
Cash flows from financing activities:
Net transfers from (to) parent	3.6	(5.1)	1.5	—	—
Repayments on debt, net	(20.8)	—	—	—	(20.8)
Other financing activities	0.4	—	—	—	0.4

Net cash (used in) provided by financing activities	(16.8)	(5.1)	1.5	—	(20.4)

Net increase in cash and cash equivalents	27.9	3.1	0.1	—	31.1
Cash and cash equivalents at beginning of year	70.5	(9.8)	0.5	—	61.2

Cash and cash equivalents at end of year	$98.4	$(6.7)	$0.6	$—	$92.3

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Guarantor	Non-guarantor
November 30, 2006 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(45.1)	$32.0	$—	$—	$(13.1)

Cash flows from investing activities:
Capital expenditures	—	(19.0)	—	—	(19.0)
Proceeds from business disposition	1.1	—	—	—	1.1
Other investing activities	(19.8)	—	—	—	(19.8)

Net cash used in investing activities	(18.7)	(19.0)	—	—	(37.7)
Cash flows from financing activities:
Net transfers from (to) parent	14.5	(14.5)	—	—	—
Borrowings on debt, net	16.4	—	—	—	16.4
Other financing activities	3.7	0.2	—	—	3.9

Net cash provided by (used in) financing activities	34.6	(14.3)	—	—	20.3

Net decrease in cash and cash equivalents	(29.2)	(1.3)	—	—	(30.5)
Cash and cash equivalents at beginning of year	99.7	(8.5)	0.5	—	91.7

Cash and cash equivalents at end of year	$70.5	$(9.8)	$0.5	$—	$61.2

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of November 30, 2008, we conducted an evaluation under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

During fiscal 2008, the Company experienced a number of changes in senior management and Board of Directors positions. These changes were considered in our evaluation of effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded as of November 30, 2008 that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Interim Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

With the participation of the Interim Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of November 30, 2008.

The effectiveness of our internal control over financial reporting as of November 30, 2008 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Their report appears in Item 8.

Changes In Internal Control Over Financial Reporting

There was no change in the Company’s internal controls over financial reporting during the fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors of the Registrant

Information with respect to directors of the Company who will stand for election at the 2009 Annual Meeting of Shareholders is set forth under the heading “PROPOSAL 1 — ELECTION OF DIRECTORS” in our 2009 Proxy Statement for our 2009 Annual Meeting (2009 Proxy Statement), which will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year. Such information is incorporated herein by reference.

The information in our 2009 Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Information regarding shareholder communications with our Board of Directors may be found under the caption “Communications with Directors” in our 2009 Proxy Statement and is incorporated herein by reference.

Executive Officers of the Registrant

The following information is given as of February 11, 2009 and, except as otherwise indicated, each individual has held the same office during the preceding five-year period.

Name	Title	Other Business Experience	Age

J. Scott Neish	Interim Chief Executive Officer and Interim President of the Company (since March 2008), Vice President of the Company and President of Aerojet (since November 2005)	Executive Vice President of Aerojet, 2005; Vice President of Aerojet Sacramento Operations, 2003 — 2005; Vice President and General Manager, Aerojet Redmond, and its predecessor, General-Dynamics-OTS, 2001 — 2004; Vice President, Operations for Primex Aerospace 1998 — 2001.	61
Kathleen E. Redd	Vice President, Chief Financial Officer (since January 2009), and Secretary (since February 2009)	Vice President, Controller and Acting Chief Financial Officer (September 2008 — January 2009); Vice President, Finance 2006 — 2008; Assistant Corporate Controller, 2002 — 2006; Acting Vice President Controller GDX Automotive, 2003 — 2004 (concurrent with Assistant Corporate Controller position during divestiture activities); Vice President, Finance, for Grass Valley Group, 2001 — 2002; Vice President, Finance for JOMED, Inc., 2000 — 2001; Controller for EndoSonics Corporation, 1996 — 2000.	47
Chris W. Conley	Vice President, Environmental, Health and Safety (since October 1999)	Director Environmental, Health and Safety, March 1996 — October 1999; Environmental Manager, 1994 — 1996.	50

Name	Title	Other Business Experience	Age

Linda B. Cutler	Vice President, Corporate Communications (since May 2002)	Vice President, Communications of the Company, March 2002 — May 2002; Strategic Market Manager, Telecommunications and Video Services of Output Technology Solutions, September 2000 — March 2002; Vice President, Marketing and Corporate Communications of Output Technology Solutions, January 2000 — September 2000; Vice President, Investor Relations and Corporate Communications of USCS International, April 1996 — December 1999.	55
William M. Lau	Vice President, Treasurer (since April 2007)	Vice President, Finance and Treasurer of Catellus Development Corporation from 2001 to 2005; Managing Director for Banc of America Securities LLC from 1993 to 2000.	62
Bryan P. Ramsey	Vice President, Human Resources (since July 2005)	Vice President, Aerojet Human Resources since 2001; Director, Aerojet Human Resources, 2000 — 2001; Director of Aerojet Human Resources, Azusa 1998 — 1999.	57

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

Audit Committee and Audit Committee Financial Expert

Information regarding the Audit Committee and the Audit Committee’s Financial Expert is set forth under the heading “Board Committees” in our 2009 Proxy Statement and is incorporated herein by reference.

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

The information under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Officers and Directors” in our 2009 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

The table below sets forth certain information regarding the following equity compensation plans of the Company, pursuant to which we have made equity compensation available to eligible persons, as of November 30, 2008: (i) GenCorp Inc. 1997 Stock Option Plan; and (ii) GenCorp Inc. 1999 Equity and Performance Incentive Plan. Both plans have been approved by our shareholders.

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to be	Weighted-Average	Equity Compensation
	Issued Upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by shareholders	1,326,111	$10.11	273,888	(1)
Equity compensation plans not approved by shareholders(2)	—	N/A	—

Total	1,326,111	$10.11	273,888

(1)	The number of shares issued as restricted shares, deferred shares or performance shares is limited under the GenCorp Inc. 1999 Equity and Performance Incentive Plan to 900,000 common shares and, during any period of three consecutive fiscal years, the maximum number of common shares covered by awards of restricted shares, deferred shares or performance shares granted to any one participant is limited to 900,000 common shares. The GenCorp Inc. 1999 Equity and Performance Incentive Plan further provides that no participant may receive an award in any one calendar year of performance shares or performance units having an aggregate maximum value as of the date of grant in excess of $2,000,000.

(2)	The Company also maintains the GenCorp Inc. and Participating Subsidiaries Deferred Bonus Plan. This plan allows participating employees to defer a portion of their compensation for future distribution. All or a portion of such deferrals may be allocated to an account based on the Company’s common stock and does permit limited distributions in the form of Company common shares. However, distributions in the form of common shares are permitted only at the election of the Organization & Compensation Committee of the Board of Directors and, according to the terms of the plan, individuals serving as officers or directors of the Company are not permitted to receive distributions in the form of Company common shares until at least six months after such individual ceases to be an officer or director of the Company. The table does not include information about this plan because no options, warrants or rights are available under this plan and no specific number of shares is set aside under this plan as available for future issuance. Based upon the price of Company common shares on November 30, 2008, the maximum number of shares that could be distributed to employees not subject to the restrictions on officers and directors (if permitted by the Organization & Compensation Committee) would be 36,727.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain transactions and employment agreements with management is set under the headings “Employment Agreements and Indemnity Agreements” and “Potential Payments upon Termination of Employment or Change in Control” in our 2009 Proxy Statement and is incorporated herein by reference. Information regarding director independence is set forth under the heading “Determination of Independence of Directors” in our 2009 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information in our 2009 Proxy Statement set forth under the captions “Proposal 2 — Ratification of the Appointment of Independent Registered Public Accounting Firm,” “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees,” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” is incorporated herein by reference.

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

GENCORP INC.
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions(1)	Period

Allowance for doubtful accounts (current and noncurrent):
Year ended November 30, 2008	$0.3	$—	$0.3	$—
Year ended November 30, 2007	31.6	0.2	31.5	0.3
Year ended November 30, 2006	$26.8	$6.1	$1.3	$31.6

(1)	During fiscal 2007, the Company entered into an earnout and seller note repayment agreement with American Pacific Corporation (see Note 12 in Notes to Consolidated Financial Statements).

		Tax		Tax
		Valuation		Valuation
		Allowance		Allowance
		Charged to		Credited to
	Balance at	Income	Charged	Income	Balance at
	Beginning of	Tax	to Other	Tax	End of
	Period	Provision	Accounts	Provision	Period

Tax Valuation Allowance:
Year ended November 30, 2008	$202.5	$19.9	$(1.0)	$(24.4)	$197.0
Year ended November 30, 2007	219.8	10.2	14.1	(41.6)	202.5
Year ended November 30, 2006	$193.7	$46.0	$0.1	$(20.0)	$219.8

(b) EXHIBITS

Table
Item No.	Exhibit Description

2.1	Purchase Agreement, dated May 2, 2003, between Atlantic Research Corporation and Aerojet-General Corporation was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2003 (File No. 1-1520) and is incorporated herein by reference.**
2.2	First Amendment to Purchase Agreement, dated August 29, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.2 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.**
2.3	Second Amendment to Purchase Agreement, dated September 30, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2003 (File No. 1-1520) and is incorporated herein by reference.**
2.4	Third Amendment to Purchase Agreement, dated October 16, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.4 to GenCorp’s Amendment No. 1 to Form S-4 Registration Statement dated December 15, 2003 (file no. 333-109518) and is incorporated herein by reference.**
2.5	Stock and Asset Purchase Agreement by and between GDX Holdings LLC and GenCorp Inc. dated July 16, 2004 was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K dated September 7, 2004 (File No. 1-1520) and incorporated herein by reference.**
2.6	First Amendment to Stock and Asset Purchase Agreement by and between GenCorp Inc. and GDX Holdings LLC dated as of August 31, 2004 was filed as Exhibit 2.2 to GenCorp Inc.’s Current Report on Form 8-K dated September 7, 2004 (File No. 1-1520) and incorporated herein by reference.**
2.7	Second Amendment to Stock and Asset Purchase Agreement by and between GenCorp Inc. and GDX Holdings LLC dated as of October 14, 2004 was filed as Exhibit 2.3 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 (File No. 1-1520), as amended, and incorporated herein by reference.**

Table
Item No.	Exhibit Description

2.8	Asset Purchase Agreement, dated as of July 12, 2005, by and among Aerojet Fine Chemicals LLC, Aerojet-General Corporation and American Pacific Corporation was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K filed on July 18, 2005 (File No. 1-1520), and is incorporated herein by reference.**
2.9	First Amendment to Asset Purchase Agreement by and among American Pacific Corporation, Aerojet Fine Chemicals LLC and Aerojet-General Corporation dated as of November 30, 2005 was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K filed on December 1, 2005 (File No. 1-1520) and incorporated herein by reference.**
3.1	Amended Articles of Incorporation of GenCorp filed with the Secretary of State of Ohio on March 28, 2007 was filed as Exhibit 3.1 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007 (File No. 1-1520) and incorporated herein by reference.
3.2	The Amended Code of Regulations of GenCorp, as amended on March 28, 2007 was filed as Exhibit 3.2 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007 (File No. 1-1520) and incorporated herein by reference.
4.1	Indenture, dated as of August 11, 2003, between GenCorp Inc., the Guarantors named therein and The Bank of New York as trustee relating to GenCorp’s 9 1/2% Senior Subordinated Notes was filed as Exhibit 4.1 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.
4.2	Form of 9 1/2% Senior Subordinated Notes was filed as Exhibit 4.4 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.
4.3	First Supplemental Indenture dated as of October 29, 2004 to the Indenture between GenCorp Inc. and The Bank of New York, as trustee relating to GenCorp’s 9 1/2% Senior Subordinated Notes due 2013 was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated November 1, 2004 (File No. 1-1520) and incorporated herein by reference.
4.4	Second Supplemental Indenture dated as of June 27, 2006 to Indenture dated as of August 11, 2003, as amended, between GenCorp Inc. as Issuer, the Guarantors party thereto as Guarantors, and The Bank of New York Trust Company, N.A., as trustee, relating to GenCorp’s 9 1/2% Senior Subordinated Notes due 2013, was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on June 28, 2006 (File No. 1-1520), and is incorporated herein by reference.
4.5	Indenture dated January 16, 2004 between GenCorp and The Bank of New York, as trustee, relating to GenCorp’s 4% Contingent Convertible Subordinated Notes due 2024 was filed as Exhibit 4.11 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003 (File No. 1-1520) and is incorporated herein by reference.
4.6	Registration Rights Agreement dated January 16, 2004 by and among GenCorp, Deutsche Bank Securities Inc., Wachovia Capital Markets, LLC, Scotia Capital (USA) Inc., BNY Capital Markets, Inc., NatCity Investments, Inc. and Wells Fargo Securities, LLC was filed as Exhibit 4.12 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003 (File No. 1-1520) and is incorporated herein by reference.
4.7	Form of 4% Contingent Convertible Subordinated Notes was filed as Exhibit 4.13 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003 (File No. 1-1520) and is incorporated herein by reference.
4.8	Indenture, dated as of November 23, 2004, between GenCorp Inc. and The Bank of New York Trust Company, N.A., as trustee relating to GenCorp Inc.’s 2 1/4% Convertible Subordinated Debentures due 2024 was filed as Exhibit 4.01 to GenCorp Inc.’s Current Report on Form 8-K dated November 23, 2004 (File No. 1-1520), as amended, and incorporated herein by reference.
4.9	Registration Rights Agreement, dated as of November 23, 2004, by and between GenCorp Inc. and Wachovia Capital Markets, LLC, as representative for the several initial purchasers of the 2 1/4% Convertible Subordinated Debentures due 2024 was filed as Exhibit 4.14 to GenCorp Inc.’s Form S-3 Registration Statement dated January 11, 2005 (File No. 333-121948) and incorporated herein by reference.

Table
Item No.		Exhibit Description

4.10		Form of 2 1/4% Convertible Subordinated Debenture was filed as Exhibit 4.02 to GenCorp Inc.’s Current Report on Form 8-K dated November 23, 2004 (File No. 1-1520), as amended, and incorporated herein by reference.
10.1		Distribution Agreement dated September 30, 1999 between GenCorp Inc. and OMNOVA Solutions Inc. (OMNOVA) was filed as Exhibit B to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 19, 1999 (File No. 1-1520), and is incorporated herein by reference.
10.2		Amended and Restated Environmental Agreement by and between Aerojet and Northrop Grumman, dated October 19, 2001 was filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K dated November 5, 2001 (File No. 1-1520), and is incorporated herein by reference.
10	.3†	GenCorp 1996 Supplemental Retirement Plan for Management Employees effective March 1, 1996 was filed as Exhibit B to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1996 (File No. 1-1520), and is incorporated herein by reference.
10	.4†	2009 Benefit Restoration Plan for the GenCorp Inc. Pension Plan was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on January 6, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.5†	2009 Benefit Restoration Plan for the GenCorp Inc. 401(k) Plan was filed as Exhibit 10.2 to GenCorp Inc.’s Current Report on Form 8-K filed on January 6, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.6*†	Deferred Bonus Plan of GenCorp Inc. and Participating Subsidiaries.
10	.7*†	GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended.
10	.8†	GenCorp Inc. 1993 Stock Option Plan effective March 31, 1993 was filed as Exhibit 4.1 to Form S-8 Registration Statement No. 33-61928 dated April 30, 1993 and is incorporated herein by reference.
10	.9†	GenCorp Inc. 1997 Stock Option Plan effective March 26, 1997 was filed as Exhibit 4.1 to Form S-8 Registration Statement No. 333-35621 dated September 15, 1997 and is incorporated herein by reference.
10	.10†	GenCorp Inc. 1999 Equity and Performance Incentive Plan as amended was filed as Exhibit 10.11 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007 (File No. 1-1520), and is incorporated herein by reference.
10	.11†	GenCorp Inc. Executive Incentive Compensation Program, amended September 8, 1995 to be effective for the 1996 fiscal year was filed as Exhibit E to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997 (File No. 1-1520), and is incorporated herein by reference.
10	.12†	2001 Supplemental Retirement Plan For GenCorp Executives effective December 1, 2001, incorporating GenCorp Inc.’s Voluntary Enhanced Retirement Program was filed as Exhibit 10.29 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001 (File No. 1-1520) and is incorporated herein by reference.
10	.13†	Form of Restricted Stock Agreement between the Company and Nonemployee Directors providing for payment of part of Directors’ compensation for service on the Board of Directors in Company stock was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1998 (File No. 1-1520), and is incorporated herein by reference.
10	.14†	Form of Restricted Stock Agreement between the Company and Nonemployee Directors providing for payment of part of Directors’ compensation for service on the Board of Directors in Company stock was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1999 (File No. 1-1520), and is incorporated herein by reference.
10	.15†	Form of Restricted Stock Agreement between the Company and Directors or Employees for grants of time-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.26 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.
10	.16†	Form of Stock Appreciation Rights Agreement between the Company and Employees for grants of stock appreciation rights under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.27 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.

Table
Item No.		Exhibit Description

10	.17†	Form of Stock Appreciation Rights Agreement between the Company and Directors for grants of stock appreciation rights under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.28 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.
10.18		Form of Restricted Stock Agreement between the Company and Employees for grants of performance-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.29 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.
10	.19†	Form of Director Nonqualified Stock Option Agreement between the Company and Nonemployee Directors providing for annual grant of nonqualified stock options prior to February 28, 2002, valued at $30,000 was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2002 (File No. 1-1520), and is incorporated herein by reference.
10	.20†	Form of Director Nonqualified Stock Option Agreement between the Company and Nonemployee Directors providing for an annual grant of nonqualified stock options on or after February 28, 2002, valued at $30,000 in lieu of further participation in Retirement Plan for Nonemployee Directors was filed as Exhibit 10.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2002 (File No. 1-1520), and is incorporated herein by reference.
10	.21†	Form of Director and Officer Indemnification Agreement was filed as Exhibit L to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.
10	.22†	Form of Director Indemnification Agreement was filed as Exhibit M to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.
10	.23†	Form of Officer Indemnification Agreement was filed as Exhibit N to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.
10	.24†	Form of Severance Agreement granted to certain executive officers of the Company was filed as Exhibit D to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997 (File No. 1-1520), and is incorporated herein by reference.
10.25		Amended and Restated Shareholder Agreement by and between GenCorp Inc. and Steel Partners II L.P. dated February 16, 2007 was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on February 21, 2007 (File No. 1-1520) and is incorporated herein by reference.
10	.26†	Employment Letter Agreement dated April 12, 2005 by and between GenCorp Inc. and Philip W. Cyburt was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on April 14, 2005 (File No. 1-1520), and is incorporated herein by reference.
10.27		American Pacific Corporation Subordinated Promissory Note, dated November 30, 2005, in the principal amount of $25,500,000 was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated November 30, 2005 (File No. 1-1520) and is incorporated herein by reference.
10	.28†	Employment Offer Letter dated January 11, 2006 by and between GenCorp Inc. and R. Leon Blackburn was filed as Exhibit 10.32 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006 (File No. 1-1520) and is incorporated herein by reference.
10	.29†	Form of Restricted Stock Agreement Version 2 between the Company and Employees for grants of performance-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.33 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005 (File No. 1-1520) and is incorporated herein by reference.
10	.30†	Consulting Agreement dated February 28, 2006 by and between Joseph Carleone and GenCorp Inc. was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the first quarter ended February 28, 2006 (File No. 1-1520) and is incorporated herein by reference.
10	.31†	Form of Director and Officer Indemnification Agreement was filed as Exhibit 10.1 to GenCorp, Inc.’s Current Report on Form 8-K filed on May 23, 2006 (File No. 1-1520) and is incorporated herein by reference.

Table
Item No.		Exhibit Description

10	.32†	Form of Severance Agreement for executive officers of the Company was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on August 11, 2006 (File No. 1-1520), and is incorporated herein by reference.
10	.33†	Agreement and Release by and between GenCorp Inc. and William A. Purdy Jr. dated January 29, 2007 was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the first quarter ended February 28, 2007 (File No. 1-1520) and is incorporated herein by reference.
10.34		Credit Agreement, dated as of June 21, 2007, among GenCorp, as the Borrower, each of those Material Domestic Subsidiaries of the Borrower identified as a “Guarantor” on the signature pages thereto and such other Material Domestic Subsidiaries of the Borrower as may from time to time become a party thereto, the several banks and other financial institutions from time to time parties to such Credit Agreement, and Wachovia Bank, National Association, a national banking association, as Administrative Agent, was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the second quarter ended May 30, 2007 (File No. 1-1520) and is incorporated herein by reference.
10.35		Second Amended and Restated Shareholder Agreement dated as of March 5, 2008, by and between GenCorp Inc. and Steel Partners II L.P. was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on March 10, 2008 (File No. 1-1520), and is incorporated herein by reference.
10	.36†	Letter Agreement dated as of March 5, 2008 by and between GenCorp Inc. and Terry L. Hall was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the first quarter ended February 28, 2008 (File No. 1-1520) and is incorporated herein by reference.
10	.37†	Letter Agreement dated as of March 5, 2008 by and between GenCorp Inc. and J. Scott Neish was filed as Exhibit 10.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the first quarter ended February 28, 2008 (File No. 1-1520) and is incorporated herein by reference.
21	.1*	Subsidiaries of the Company.
23	.1*	Consent of Independent Registered Public Accounting Firm.
24	.1*	Power of Attorney.
31	.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith. All other exhibits have been previously filed.

**	Schedules and Exhibits have been omitted, but will be furnished to the SEC upon request.

†	Management contract or compensatory plan or arrangement.

(c)	See Item 15(a)2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 12, 2009

GENCORP INC.

By:	/s/ J. SCOTT NEISH
J. Scott Neish
Interim President and Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ J. SCOTT NEISH J. Scott Neish	Interim President and Interim Chief Executive Officer (Principal Executive Officer)	February 12, 2009

By:	/s/ KATHLEEN E. REDD Kathleen E. Redd	Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	February 12, 2009

By:	/s/ * Thomas A. Corcoran	Director	February 12, 2009

By:	/s/ * James R. Henderson	Director	February 12, 2009

By:	/s/ * Warren G. Lichtenstein	Director	February 12, 2009

By:	/s/ * David A. Lorber	Director	February 12, 2009

By:	/s/ * James H. Perry	Director	February 12, 2009

By:	/s/ * Martin Turchin	Director	February 12, 2009

By:	/s/ * Robert C. Woods	Director	February 12, 2009

By:	/s/ KATHLEEN E. REDD Kathleen E. Redd	Attorney-in-Fact pursuant to Powers of Attorney filed herewith	February 12, 2009

Exhibit Index

Table
Item No.	Exhibit Description

2.1	Purchase Agreement, dated May 2, 2003, between Atlantic Research Corporation and Aerojet-General Corporation was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2003 (File No. 1-1520) and is incorporated herein by reference.**
2.2	First Amendment to Purchase Agreement, dated August 29, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.2 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.**
2.3	Second Amendment to Purchase Agreement, dated September 30, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2003 (File No. 1-1520) and is incorporated herein by reference.**
2.4	Third Amendment to Purchase Agreement, dated October 16, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.4 to GenCorp’s Amendment No. 1 to Form S-4 Registration Statement dated December 15, 2003 (file no. 333-109518) and is incorporated herein by reference.**
2.5	Stock and Asset Purchase Agreement by and between GDX Holdings LLC and GenCorp Inc. dated July 16, 2004 was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K dated September 7, 2004 (File No. 1-1520) and incorporated herein by reference.**
2.6	First Amendment to Stock and Asset Purchase Agreement by and between GenCorp Inc. and GDX Holdings LLC dated as of August 31, 2004 was filed as Exhibit 2.2 to GenCorp Inc.’s Current Report on Form 8-K dated September 7, 2004 (File No. 1-1520) and incorporated herein by reference.**
2.7	Second Amendment to Stock and Asset Purchase Agreement by and between GenCorp Inc. and GDX Holdings LLC dated as of October 14, 2004 was filed as Exhibit 2.3 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 (File No. 1-1520), as amended, and incorporated herein by reference.**
2.8	Asset Purchase Agreement, dated as of July 12, 2005, by and among Aerojet Fine Chemicals LLC, Aerojet-General Corporation and American Pacific Corporation was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K filed on July 18, 2005 (File No. 1-1520), and is incorporated herein by reference.**
2.9	First Amendment to Asset Purchase Agreement by and among American Pacific Corporation, Aerojet Fine Chemicals LLC and Aerojet-General Corporation dated as of November 30, 2005 was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K filed on December 1, 2005 (File No. 1-1520) and incorporated herein by reference.**
3.1	Amended Articles of Incorporation of GenCorp filed with the Secretary of State of Ohio on March 28, 2007 was filed as Exhibit 3.1 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007 (File No. 1-1520) and incorporated herein by reference.
3.2	The Amended Code of Regulations of GenCorp, as amended on March 28, 2007 was filed as Exhibit 3.2 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007 (File No. 1-1520) and incorporated herein by reference.
4.1	Indenture, dated as of August 11, 2003, between GenCorp Inc., the Guarantors named therein and The Bank of New York as trustee relating to GenCorp’s 9 1/2% Senior Subordinated Notes was filed as Exhibit 4.1 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.
4.2	Form of 9 1/2% Senior Subordinated Notes was filed as Exhibit 4.4 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.
4.3	First Supplemental Indenture dated as of October 29, 2004 to the Indenture between GenCorp Inc. and The Bank of New York, as trustee relating to GenCorp’s 9 1/2% Senior Subordinated Notes due 2013 was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated November 1, 2004 (File No. 1-1520) and incorporated herein by reference.

Table
Item No.		Exhibit Description

4.4		Second Supplemental Indenture dated as of June 27, 2006 to Indenture dated as of August 11, 2003, as amended, between GenCorp Inc. as Issuer, the Guarantors party thereto as Guarantors, and The Bank of New York Trust Company, N.A., as trustee, relating to GenCorp’s 9 1/2% Senior Subordinated Notes due 2013, was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on June 28, 2006 (File No. 1-1520), and is incorporated herein by reference.
4.5		Indenture dated January 16, 2004 between GenCorp and The Bank of New York, as trustee, relating to GenCorp’s 4% Contingent Convertible Subordinated Notes due 2024 was filed as Exhibit 4.11 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003 (File No. 1-1520) and is incorporated herein by reference.
4.6		Registration Rights Agreement dated January 16, 2004 by and among GenCorp, Deutsche Bank Securities Inc., Wachovia Capital Markets, LLC, Scotia Capital (USA) Inc., BNY Capital Markets, Inc., NatCity Investments, Inc. and Wells Fargo Securities, LLC was filed as Exhibit 4.12 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003 (File No. 1-1520) and is incorporated herein by reference.
4.7		Form of 4% Contingent Convertible Subordinated Notes was filed as Exhibit 4.13 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003 (File No. 1-1520) and is incorporated herein by reference.
4.8		Indenture, dated as of November 23, 2004, between GenCorp Inc. and The Bank of New York Trust Company, N.A., as trustee relating to GenCorp Inc.’s 2 1/4% Convertible Subordinated Debentures due 2024 was filed as Exhibit 4.01 to GenCorp Inc.’s Current Report on Form 8-K dated November 23, 2004 (File No. 1-1520), as amended, and incorporated herein by reference.
4.9		Registration Rights Agreement, dated as of November 23, 2004, by and between GenCorp Inc. and Wachovia Capital Markets, LLC, as representative for the several initial purchasers of the 2 1/4% Convertible Subordinated Debentures due 2024 was filed as Exhibit 4.14 to GenCorp Inc.’s Form S-3 Registration Statement dated January 11, 2005 (File No. 333-121948) and incorporated herein by reference.
4.10		Form of 2 1/4% Convertible Subordinated Debenture was filed as Exhibit 4.02 to GenCorp Inc.’s Current Report on Form 8-K dated November 23, 2004 (File No. 1-1520), as amended, and incorporated herein by reference.
10.1		Distribution Agreement dated September 30, 1999 between GenCorp Inc. and OMNOVA Solutions Inc. (OMNOVA) was filed as Exhibit B to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 19, 1999 (File No. 1-1520), and is incorporated herein by reference.
10.2		Amended and Restated Environmental Agreement by and between Aerojet and Northrop Grumman, dated October 19, 2001 was filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K dated November 5, 2001 (File No. 1-1520), and is incorporated herein by reference.
10	.3†	GenCorp 1996 Supplemental Retirement Plan for Management Employees effective March 1, 1996 was filed as Exhibit B to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1996 (File No. 1-1520), and is incorporated herein by reference.
10	.4†	2009 Benefit Restoration Plan for the GenCorp Inc. Pension Plan was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on January 6, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.5†	2009 Benefit Restoration Plan for the GenCorp Inc. 401(k) Plan was filed as Exhibit 10.2 to GenCorp Inc.’s Current Report on Form 8-K filed on January 6, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.6*†	Deferred Bonus Plan of GenCorp Inc. and Participating Subsidiaries.
10	.7*†	GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended.
10	.8†	GenCorp Inc. 1993 Stock Option Plan effective March 31, 1993 was filed as Exhibit 4.1 to Form S-8 Registration Statement No. 33-61928 dated April 30, 1993 and is incorporated herein by reference.
10	.9†	GenCorp Inc. 1997 Stock Option Plan effective March 26, 1997 was filed as Exhibit 4.1 to Form S-8 Registration Statement No. 333-35621 dated September 15, 1997 and is incorporated herein by reference.
10	.10†	GenCorp Inc. 1999 Equity and Performance Incentive Plan as amended was filed as Exhibit 10.11 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007 (File No. 1-1520), and is incorporated herein by reference.

Table
Item No.		Exhibit Description

10	.11†	GenCorp Inc. Executive Incentive Compensation Program, amended September 8, 1995 to be effective for the 1996 fiscal year was filed as Exhibit E to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997 (File No. 1-1520), and is incorporated herein by reference.
10	.12†	2001 Supplemental Retirement Plan For GenCorp Executives effective December 1, 2001, incorporating GenCorp Inc.’s Voluntary Enhanced Retirement Program was filed as Exhibit 10.29 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001 (File No. 1-1520) and is incorporated herein by reference.
10	.13†	Form of Restricted Stock Agreement between the Company and Nonemployee Directors providing for payment of part of Directors’ compensation for service on the Board of Directors in Company stock was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1998 (File No. 1-1520), and is incorporated herein by reference.
10	.14†	Form of Restricted Stock Agreement between the Company and Nonemployee Directors providing for payment of part of Directors’ compensation for service on the Board of Directors in Company stock was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1999 (File No. 1-1520), and is incorporated herein by reference.
10	.15†	Form of Restricted Stock Agreement between the Company and Directors or Employees for grants of time-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.26 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.
10	.16†	Form of Stock Appreciation Rights Agreement between the Company and Employees for grants of stock appreciation rights under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.27 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.
10	.17†	Form of Stock Appreciation Rights Agreement between the Company and Directors for grants of stock appreciation rights under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.28 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.
10.18		Form of Restricted Stock Agreement between the Company and Employees for grants of performance-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.29 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.
10	.19†	Form of Director Nonqualified Stock Option Agreement between the Company and Nonemployee Directors providing for annual grant of nonqualified stock options prior to February 28, 2002, valued at $30,000 was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2002 (File No. 1-1520), and is incorporated herein by reference.
10	.20†	Form of Director Nonqualified Stock Option Agreement between the Company and Nonemployee Directors providing for an annual grant of nonqualified stock options on or after February 28, 2002, valued at $30,000 in lieu of further participation in Retirement Plan for Nonemployee Directors was filed as Exhibit 10.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2002 (File No. 1-1520), and is incorporated herein by reference.
10	.21†	Form of Director and Officer Indemnification Agreement was filed as Exhibit L to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.
10	.22†	Form of Director Indemnification Agreement was filed as Exhibit M to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.
10	.23†	Form of Officer Indemnification Agreement was filed as Exhibit N to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.
10	.24†	Form of Severance Agreement granted to certain executive officers of the Company was filed as Exhibit D to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997 (File No. 1-1520), and is incorporated herein by reference.

Table
Item No.		Exhibit Description

10.25		Amended and Restated Shareholder Agreement by and between GenCorp Inc. and Steel Partners II L.P. dated February 16, 2007 was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on February 21, 2007 (File No. 1-1520) and is incorporated herein by reference.
10	.26†	Employment Letter Agreement dated April 12, 2005 by and between GenCorp Inc. and Philip W. Cyburt was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on April 14, 2005 (File No. 1-1520), and is incorporated herein by reference.
10.27		American Pacific Corporation Subordinated Promissory Note, dated November 30, 2005, in the principal amount of $25,500,000 was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated November 30, 2005 (File No. 1-1520) and is incorporated herein by reference.
10	.28†	Employment Offer Letter dated January 11, 2006 by and between GenCorp Inc. and R. Leon Blackburn was filed as Exhibit 10.32 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006 (File No. 1-1520) and is incorporated herein by reference.
10	.29†	Form of Restricted Stock Agreement Version 2 between the Company and Employees for grants of performance-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.33 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005 (File No. 1-1520) and is incorporated herein by reference.
10	.30†	Consulting Agreement dated February 28, 2006 by and between Joseph Carleone and GenCorp Inc. was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the first quarter ended February 28, 2006 (File No. 1-1520) and is incorporated herein by reference.
10	.31†	Form of Director and Officer Indemnification Agreement was filed as Exhibit 10.1 to GenCorp, Inc.’s Current Report on Form 8-K filed on May 23, 2006 (File No. 1-1520) and is incorporated herein by reference.
10	.32†	Form of Severance Agreement for executive officers of the Company was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on August 11, 2006 (File No. 1-1520), and is incorporated herein by reference.
10	.33†	Agreement and Release by and between GenCorp Inc. and William A. Purdy Jr. dated January 29, 2007 was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the first quarter ended February 28, 2007 (File No. 1-1520) and is incorporated herein by reference.
10.34		Credit Agreement, dated as of June 21, 2007, among GenCorp, as the Borrower, each of those Material Domestic Subsidiaries of the Borrower identified as a “Guarantor” on the signature pages thereto and such other Material Domestic Subsidiaries of the Borrower as may from time to time become a party thereto, the several banks and other financial institutions from time to time parties to such Credit Agreement, and Wachovia Bank, National Association, a national banking association, as Administrative Agent, was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the second quarter ended May 30, 2007 (File No. 1-1520) and is incorporated herein by reference.
10.35		Second Amended and Restated Shareholder Agreement dated as of March 5, 2008, by and between GenCorp Inc. and Steel Partners II L.P. was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on March 10, 2008 (File No. 1-1520), and is incorporated herein by reference.
10	.36†	Letter Agreement dated as of March 5, 2008 by and between GenCorp Inc. and Terry L. Hall was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the first quarter ended February 28, 2008 (File No. 1-1520) and is incorporated herein by reference.
10	.37†	Letter Agreement dated as of March 5, 2008 by and between GenCorp Inc. and J. Scott Neish was filed as Exhibit 10.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the first quarter ended February 28, 2008 (File No. 1-1520) and is incorporated herein by reference.
21	.1*	Subsidiaries of the Company.
23	.1*	Consent of Independent Registered Public Accounting Firm.
24	.1*	Power of Attorney.
31	.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Table
Item No.		Exhibit Description

31	.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith. All other exhibits have been previously filed.

**	Schedules and Exhibits have been omitted, but will be furnished to the SEC upon request.

†	Management contract or compensatory plan or arrangement.

(c)	See Item 15(a)2.