Form 10-Q
period 2009-02-28
GENCORP INC
filed 2009-03-27
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: February 28, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of March 23, 2009, there were 58.5 million outstanding shares of our Common Stock, including redeemable common stock, $0.10 par value.

GenCorp Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended February 28, 2009

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
GenCorp Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	February 28,	February 29,
	2009	2008
	(In millions, except per share amounts)
Net sales	$170.9	$176.6
Operating costs and expenses:
Cost of sales	148.9	158.8
Selling, general and administrative	2.1	2.2
Depreciation and amortization	7.4	6.5
Other (income) expense, net	(0.4)	0.1
Unusual items:
Legal related matters	0.4	—
Shareholder agreement and related costs	1.8	—

Total operating costs and expenses	160.2	167.6
Operating income	10.7	9.0
Non-operating (income) and expense:
Interest income	(0.5)	(1.4)
Interest expense	6.7	7.3

Total non-operating expenses, net	6.2	5.9

Income from continuing operations before income taxes	4.5	3.1
Income tax benefit	(20.5)	(0.2)

Income from continuing operations	25.0	3.3
Loss from discontinued operations, net of income taxes	(3.8)	(0.3)

Net income	$21.2	$3.0

Income (Loss) Per Share of Common Stock
Basic:
Income per share from continuing operations	$0.43	$0.06
Loss per share from discontinued operations, net of income taxes	(0.07)	(0.01)

Net income per share	$0.36	$0.05

Diluted:
Income per share from continuing operations	$0.40	$0.06
Loss per share from discontinued operations, net of income taxes	(0.06)	(0.01)

Net income per share	$0.34	$0.05

Weighted average shares of common stock outstanding	58.3	56.7

Weighted average shares of common stock outstanding, assuming dilution	66.4	56.9

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	February 28,	November 30,
	2009	2008
	(In millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$79.6	$92.7
Accounts receivable	97.8	97.3
Inventories	72.1	70.4
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	42.6	43.7
Grantor trust	3.4	1.6
Prepaid expenses and other	22.4	17.6
Income tax receivable	25.7	10.6
Assets of discontinued operations	0.1	0.1

Total Current Assets	343.7	334.0
Noncurrent Assets
Property, plant and equipment, net	134.2	137.9
Real estate held for entitlement and leasing	51.1	49.3
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	166.8	169.8
Prepaid pension asset	77.2	76.5
Grantor trust	27.3	29.3
Goodwill	94.9	94.9
Intangible assets	19.7	20.1
Other noncurrent assets, net	84.5	93.9

Total Noncurrent Assets	655.7	671.7

Total Assets	$999.4	$1,005.7

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings and current portion of long-term debt	$127.0	$2.0
Accounts payable	30.6	32.7
Reserves for environmental remediation costs	63.7	65.2
Postretirement medical and life benefits	7.2	7.1
Advance payments on contracts	47.8	46.7
Other current liabilities	86.6	93.7
Liabilities of discontinued operations	4.4	1.0

Total Current Liabilities	367.3	248.4
Noncurrent Liabilities
Senior debt	68.1	68.3
Senior subordinated notes	97.5	97.5
Convertible subordinated notes	146.4	271.4
Other debt	0.7	1.4
Deferred income taxes	8.6	8.3
Reserves for environmental remediation costs	188.6	193.0
Postretirement medical and life benefits	65.9	66.8
Other noncurrent liabilities	63.9	78.1

Total Noncurrent Liabilities	639.7	784.8

Total Liabilities	1,007.0	1,033.2
Commitments and Contingencies (Note 8)
Redeemable common stock, par value of $0.10; 0.7 million shares issued and outstanding as of February 28, 2009; 0.8 million shares issued and outstanding as of November 30, 2008 (Note 9)	7.3	7.6
Shareholders’ Deficit
Preference stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 57.7 million shares issued and outstanding as of February 28, 2009; 57.3 million shares issued and outstanding as of November 30, 2008	5.7	5.7
Other capital	208.9	207.7
Accumulated deficit	(195.6)	(216.8)
Accumulated other comprehensive loss, net of income taxes	(33.9)	(31.7)

Total Shareholders’ Deficit	(14.9)	(35.1)

Total Liabilities and Shareholders’ Deficit	$999.4	$1,005.7

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Statement of Shareholders’ Deficit
(Unaudited)

						Accumulated
						Other	Total
	Comprehensive	Common Stock		Other	Accumulated	Comprehensive	Shareholders’
	Income	Shares	Amount	Capital	Deficit	Loss	Deficit
	(In millions, except share and per share amounts)
November 30, 2008		57,253,401	$5.7	$207.7	$(216.8)	$(31.7)	$(35.1)
Net income	$21.2	—	—	—	21.2	—	21.2
Recognized net actuarial losses	(2.2)	—	—	—	—	(2.2)	(2.2)
Reclassification from redeemable common stock	—	56,375	—	0.3	—	—	0.3
Income tax adjustments from employee stock transactions	—	—	—	(0.5)	—	—	(0.5)
Shares issued under stock option and stock incentive plans	—	436,593	—	1.4	—	—	1.4

February 28, 2009	$19.0	57,746,369	$5.7	$208.9	$(195.6)	$(33.9)	$(14.9)

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	February 28,	February 29,
	2009	2008
	(In millions)
Operating Activities
Net income	$21.2	$3.0
Loss from discontinued operations, net of income taxes	3.8	0.3
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7.4	6.5
Stock compensation	0.1	(0.1)
Savings plan expense	1.3	2.2
Changes in assets and liabilities:
Accounts receivable	(0.5)	(9.4)
Inventories	(1.7)	(7.6)
Grantor trust	0.2	—
Prepaid expenses and other	(3.7)	0.6
Income tax receivable	(15.0)	(6.8)
Real estate held for entitlement and leasing	(1.9)	(1.6)
Other noncurrent assets	9.7	6.7
Accounts payable	(2.1)	3.5
Income taxes payable	—	3.5
Postretirement medical and life benefits	(2.8)	(3.0)
Advance payments on contracts	1.1	(4.7)
Other current liabilities	(8.8)	(3.1)
Deferred income taxes	0.3	(0.1)
Other noncurrent liabilities	(18.8)	(4.6)

Net cash used in continuing operations	(10.2)	(14.7)
Net cash used in discontinued operations	(0.3)	(0.2)

Net Cash Used In Operating Activities	(10.5)	(14.9)
Investing Activities
Capital expenditures	(1.7)	(4.0)

Net Cash Used in Investing Activities	(1.7)	(4.0)
Financing Activities
Debt repayments	(0.9)	(0.9)

Net Cash Used in Financing Activities	(0.9)	(0.9)

Net Decrease in Cash and Cash Equivalents	(13.1)	(19.8)
Cash and Cash Equivalents at Beginning of Period	92.7	92.3

Cash and Cash Equivalents at End of Period	$79.6	$72.5

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Basis of Presentation and Nature of Operations
     GenCorp Inc. (“GenCorp” or “the Company”) has prepared the accompanying Unaudited Condensed Consolidated Financial Statements, including its accounts and the accounts of its wholly owned and majority-owned subsidiaries, in accordance with the instructions to Form 10-Q. The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all of the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2008, as filed with the Securities and Exchange Commission (“SEC”). The prior period unaudited condensed consolidated statement of operations presentation has changed to conform to current year’s presentation.
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
     The Company’s fiscal year ends on November 30 of each year. The fiscal year of the Company’s subsidiary, Aerojet-General Corporation (“Aerojet”), ends on the last Saturday of November. As a result of the 2008 calendar, Aerojet had 53 weeks of operations in fiscal 2008. The additional week of operations, which occurred in the first quarter of fiscal 2008, accounted for $19.1 million in additional net sales.
     The Company is a manufacturer of aerospace and defense products and systems with a real estate segment that includes activities related to the re-zoning, entitlement, sale, and leasing of the Company’s excess real estate assets. The Company’s continuing operations are organized into two segments:
     Aerospace and Defense — includes the operations of Aerojet which develops and manufactures propulsion systems for defense and space applications, armament systems for precision tactical weapon systems and munitions applications. Aerojet is one of the largest providers of such propulsion systems in the United States (“U.S.”) and the only U.S. company that provides both solid and liquid propellant based systems. Primary customers served include major prime contractors to the U.S. government, the Department of Defense (“DoD”), and the National Aeronautics and Space Administration.
     Real Estate — includes activities related to the entitlement, sale, and leasing of the Company’s excess real estate assets. The Company owns approximately 12,200 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California east of Sacramento (“Sacramento Land”). The Company is currently in the process of seeking zoning changes and other governmental approvals on a portion of the Sacramento Land to optimize its value. The Company has filed applications with, and submitted information to, governmental and regulatory authorities for approvals necessary to re-zone approximately 6,000 acres of the Sacramento Land. The Company also owns approximately 580 acres in Chino Hills, California. The Company is currently seeking removal of environmental restrictions on the Chino Hills property to optimize the value of such land.
     On August 31, 2004, the Company completed the sale of its GDX Automotive (“GDX”) business which is classified as discontinued operations in these Unaudited Condensed Consolidated Financial Statements (see Note 12).
     A detailed description of the Company’s significant accounting policies can be found in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended November 30, 2008.
     The Company classifies activities related to the entitlement, sale, and leasing of its excess real estate assets as operating activities on the Unaudited Condensed Consolidated Statements of Cash Flows.

Capital Structure
     The Company’s 4% Contingent Convertible Subordinated Notes (“4% Notes”) that were issued in January 2004 provide the holders of the 4% Notes with the right to require the Company to repurchase for cash all or a portion of the outstanding $125.0 million 4% Notes on January 16, 2010 at a price equal to 100% of the principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any. Additionally, the Company’s 2 1/4% Convertible Subordinated Debentures (“2 1/4% Debentures”) that were issued in November 2004 provide the holders of the 2 1/4% Debentures with the right to require the Company to repurchase all or part of the outstanding $146.4 million 2 1/4% Debentures on November 20, 2011 at a price equal to 100% of the principal amount plus accrued and unpaid interest, including liquidated damages, if any, payable in cash, to but not including the repurchase date, plus, in certain circumstances, a make-whole premium, payable in common stock.
     The Company’s $280.0 million senior credit facility (“Senior Credit Facility”) contains certain restrictions surrounding the ability of the Company to refinance its subordinated debt, including the 4% Notes and 2 1/4% Debentures. Except on terms no less favorable to the Senior Credit Facility, the Company’s subordinated debt cannot be refinanced prior to maturity. Furthermore, provided that the Company has cash and cash equivalents of at least $25 million after giving effect thereto, the Company may redeem (with funds other than Senior Credit Facility proceeds) the subordinated notes to the extent required by the mandatory redemption provisions of the subordinated note indentures. Given the Company’s current and forecasted liquidity through January 2010, in the event the 4% Notes are put to the Company, the Company will not have the liquidity to immediately repay the holders of the 4% Notes.
     Accordingly, the Company is seeking an amendment to its Senior Credit Facility in connection with the potential required repurchases of the 4% Notes. There can be no assurance that the Company will be able to obtain the consent of lenders under the Senior Credit Facility or that, as a condition to consent, the lenders will not require that the terms of the Senior Credit Facility be amended in a manner that is unfavorable and possibly unacceptable to the Company, including a possible increase in interest, fees, reduction in the amount of the funds available, and adverse covenant changes. Furthermore, the current financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency, and equity markets. The Company will need to access credit markets to amend the Senior Credit Facility and repurchase the outstanding 4% Notes in January 2010. In addition, the failure to pay principal on the 4% Notes when due is an immediate default under the Senior Credit Facility, and after the lapse of appropriate grace periods, causes a cross default on the outstanding $146.4 million 2 1/4% Debentures and $97.5 million 9 1/2% Senior Subordinated Notes (“9 1/2% Notes”).
      The Company believes that if it is unable to amend the Senior Credit Facility and obtain financing to repurchase the 4% Notes on favorable terms before January 2010 this could raise a substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements for the quarterly period ended February 28, 2009 do not include any adjustments that might result from the outcome of this uncertainty. For additional discussion of the Company’s debt instruments, please see the discussion in Note 7 and the Company’s Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2008.
Recently Adopted Accounting Pronouncements
     As of November 30, 2007, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires that the consolidated balance sheets reflect the funded status of the pension and postretirement plans. The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation. Effective November 30, 2009, the Company will adopt the measurement provision of SFAS 158 which requires measurement of the pension and postretirement plans assets and benefit obligations at the Company’s fiscal year end. The Company currently performs this measurement as of August 31 of each fiscal year.
     On December 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) (see Note 5).
     On December 1, 2007, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), for financial instruments. Although the adoption of SFAS 157 did not materially impact the Company’s financial position or results of operations, the Company is now required to provide additional disclosures as part of its financial statements.
     On December 1, 2007, the Company adopted SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. At the date of adoption, the Company did not elect to use the fair value option for any of its outstanding financial assets or liabilities. Accordingly, the adoption of SFAS 159 did not have an impact on the Company’s financial position, results of operations, or cash flows.
     As of December 1, 2008, the Company adopted Emerging Issues Task Force (“EITF”) No. 07-03 (“EITF 07-03”), Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. The adoption of EITF 07-03 did not have a material impact on the Company’s financial position, results of operations, or cash flows.
     As of December 1, 2008, the Company adopted Staff Position SFAS 157-2, Effective Date of FASB Statement No. 157, which approved a one-year deferral of SFAS 157 as it relates to non-financial assets and liabilities.
New Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of the provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning December 1, 2009.
     In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. The adoption of SFAS 160 will change the accounting treatment for minority interests on a prospective basis beginning December 1, 2009. As of February 28, 2009, the Company did not have any minority interests. Accordingly, the adoption of SFAS 160 is not expected to impact the Company’s consolidated financial statements.
     In May 2008, the FASB issued Staff Position No. Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which is effective for fiscal years beginning after December 15, 2008. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. FSP APB 14-1 also specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company is currently evaluating the effect of FSP APB 14-1 and it has not yet determined the impact of the standard on its financial position or results of operations. However, the Company believes the adoption of FSP APB 14-1 will significantly increase non-cash interest expense.
     In December 2008, the FASB issued Staff Position SFAS No. 132(R)-1 (“SFAS 132(R)-1”), Employers’ Disclosures about Postretirement Benefit Plan Assets, which provides guidance on disclosures about plan assets of a defined benefit pension or other postretirement plans. SFAS 132(R)-1 is effective for fiscal years beginning after December 15, 2009. The adoption of SFAS 132(R)-1 will not impact the Company’s financial position or results of operations, however, it will require the Company to provide additional disclosures as part of its financial statements.

2. Income (Loss) Per Share of Common Stock
     A reconciliation of the numerator and denominator used to calculate basic and diluted income (loss) per share of common stock (“EPS”) is presented in the following table:

	Three months ended
	February 28,	February 29,
	2009	2008
	(In millions, except per share
	amounts; shares in thousands)
Numerator for Basic and Diluted EPS:
Income from continuing operations	$25.0	$3.3
Loss from discontinued operations, net of income taxes	(3.8)	(0.3)

Net income for basic earnings per share	21.2	3.0
Interest on 4% Notes	1.3	—

Net income available to common shareholders, as adjusted for diluted earnings per share	$22.5	$3.0

Denominator for Basic and Diluted EPS:
Basic weighted average shares	58,284	56,719
Effect of:
4% Notes	8,101	—
Employee stock options	—	107
Restricted stock awards	—	101

Diluted weighted average shares	66,385	56,927

Basic:
Income per share from continuing operations	$0.43	$0.06
Loss per share from discontinued operations, net of income taxes	(0.07)	(0.01)

Net income per share	$0.36	$0.05

Diluted:
Income per share from continuing operations	$0.40	$0.06
Loss per share from discontinued operations, net of income taxes	(0.06)	(0.01)

Net income per share	$0.34	$0.05

     During the first quarter of fiscal 2009 and 2008, the dilutive impact of the Company’s 2 1/4% Debentures were not included in the computation of diluted income per share because the market price of the common stock did not exceed the conversion price and only the conversion premium for these debentures is settled in common shares. Also, during the first quarter of fiscal 2008, the dilutive impact of the Company’s 4% Notes were not included in the computation of diluted income per share because the effect would be antidilutive. In addition, as of February 28, 2009, the Company’s outstanding stock options were not included in the computation of diluted EPS because the grant price was greater than the average market price of the common shares. The Company’s outstanding restricted stock as of February 28, 2009 were not included in the computation of diluted income per share because the effect would be antidilutive.
3. Stock Based Compensation
     Total stock-based compensation expense (income) by type of award for the first quarter of fiscal 2009 and 2008 was as follows:

	Three months ended
	February 28,	February 29,
	2009	2008
	(In millions)
Stock appreciation rights	$0.1	$(0.4)
Restricted stock, service based	—	0.1
Restricted stock, performance based	—	0.2

Total stock-based compensation expense (income)	$0.1	$(0.1)

4. Unusual Items
     On March 5, 2008, the Company entered into a second amended and restated shareholder agreement (“Shareholder Agreement”) with Steel Partners II L.P. with respect to the election of Directors for the 2008 Annual Meeting and certain other related matters which resulted in a charge of $16.8 million in fiscal 2008. Additionally, during the first quarter of fiscal 2009, the Company incurred a charge of $1.8 million associated with an executive severance agreement.
     In the first quarter of fiscal 2009, the Company recorded a charge of $0.4 million related to the failure to register with the SEC the issuance of certain of its common shares under its defined contribution 401(k) employee benefit plan (see Note 9).
5. Income Taxes
     As of December 1, 2007, the Company adopted FIN 48 and had $3.2 million of unrecognized tax benefits, $3.0 million of which would impact its effective tax rate, if recognized. The adoption resulted in a reclassification of certain tax liabilities from current to non-current, a reclassification of certain tax indemnification liabilities from income taxes payable to other current liabilities, and a cumulative effect adjustment benefit of $9.1 million that was recorded directly to the Company’s accumulated deficit. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties are immaterial at the date of adoption and are included in unrecognized tax benefits. As of February 28, 2009, the Company’s accrued interest and penalties related to uncertain tax positions is immaterial. The tax years ended November 30, 2005 through November 30, 2008 remain open to examination for U.S. federal income tax purposes. For the Company’s other major taxing jurisdictions, the tax years ended November 30, 2004 through November 30, 2008 remain open to examination.
     The income tax benefit of $20.5 million in the first quarter of fiscal 2009 is primarily related to new guidance that was published by the Chief Counsel’s Office of the Internal Revenue Service in December 2008 clarifying which costs qualify for ten-year carryback of tax net operating losses for refund of prior years’ taxes. As a result of the clarifying language, the Company recorded an income tax benefit of $19.7 million, of which $14.5 million is for the release of the valuation allowance associated with the utilization of the qualifying tax net operating losses and $5.2 million is for the recognition of affirmative claims related to previous uncertain tax positions associated with prior years refund claims related to the qualifying costs. An additional $0.6 million benefit was recorded in the first quarter of fiscal 2009 to reflect the tax benefit of unusual items.
6. Balance Sheet Accounts
a. Fair Value of Financial Instruments
     As of December 1, 2007, the Company adopted the provisions of SFAS 157 for financial instruments. Although the adoption of SFAS 157 did not materially impact the Company’s financial position or results of operations, the Company is now required to provide additional disclosures as part of its financial statements. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. As of February 28, 2009 and November 30, 2008, the Company’s only financial instruments, other than investments held by its defined benefit pension plan, were the Company’s money market funds. The estimated fair value and carrying value of the Company’s money market funds was $104.6 million, including $30.9 million in the grantor trust, as of February 28, 2009. The estimated fair value and carrying value of the Company’s money market funds was $117.1 million, including $31.1 million in the grantor trust, as of November 30, 2008. The fair value of the money market funds was determined based on quoted market prices. In addition, the Company determined that the money market funds were a Level 1 asset as defined by SFAS 157.
     The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities. The estimated fair value of the Company’s total debt was $265.1 million as of February 28, 2009 compared to a carrying value of $439.7 million. The fair values of the term loan, convertible subordinated notes, senior subordinated notes, and convertible subordinated debentures were determined based on quoted market prices as of February 28, 2009. The fair value of the remaining debt was determined to approximate carrying value.

b. Accounts Receivable

	February 28,	November 30,
	2009	2008
	(In millions)
Billed	$54.6	$49.3
Unbilled	41.3	45.8

Total receivables under long-term contracts	95.9	95.1
Other receivables	1.9	2.2

Accounts receivable	$97.8	$97.3

c. Inventories

	February 28,	November 30,
	2009	2008
	(In millions)
Long-term contracts at average cost	$223.6	$214.4
Progress payments	(154.5)	(147.3)

Total long-term contract inventories	69.1	67.1

Raw materials	0.1	0.2
Work in progress	2.0	2.7
Finished goods	0.9	0.4

Total other inventories	3.0	3.3

Inventories	$72.1	$70.4

d. Property, Plant and Equipment, net

	February 28,	November 30,
	2009	2008
	(In millions)
Land	$33.2	$33.2
Buildings and improvements	146.2	146.2
Machinery and equipment	373.1	364.8
Construction-in-progress	7.0	14.0

	559.5	558.2
Less: accumulated depreciation	(425.3)	(420.3)

Property, plant and equipment, net	$134.2	$137.9

e. Other Noncurrent Assets, net

	February 28,	November 30,
	2009	2008
	(In millions)
Receivable from Northrop Grumman Corporation (see Note 8(c))	$47.3	$45.7
Deferred financing costs	8.7	12.8
Other	28.5	35.4

Other noncurrent assets, net	$84.5	$93.9

f. Other Current Liabilities

	February 28,	November 30,
	2009	2008
	(In millions)
Accrued compensation and employee benefits	$38.2	$43.8
Legal settlements	9.7	6.3
Interest payable	2.9	5.6
Deferred revenue	1.9	2.1
Contract loss provisions	3.3	4.3
Non-qualified pension liability	1.3	1.2
Other	29.3	30.4

Other current liabilities	$86.6	$93.7

g. Other Noncurrent Liabilities

	February 28,	November 30,
	2009	2008
	(In millions)
Legal settlements	$17.8	$26.6
Conditional asset retirement obligations	13.7	13.5
Deferred revenue	10.9	11.2
Deferred compensation	6.2	6.2
Non-qualified pension liability	13.2	13.1
Other	2.1	7.5

Other noncurrent liabilities	$63.9	$78.1

h. Accumulated Other Comprehensive Loss, Net of Income Taxes

	February 28,	November 30,
	2009	2008
	(In millions)
Net actuarial losses	$(37.9)	$(35.7)
Prior service credits	4.0	4.0

Accumulated other comprehensive loss, net of income taxes	$(33.9)	$(31.7)

7. Long-term Debt

	February 28,	November 30,
	2009	2008
	(In millions)
Term loan, bearing interest at various rates (rate of 3.51% as of February 28, 2009), payable in quarterly installments of $0.2 million plus interest, maturing in 2013	$68.8	$69.0

Total senior debt	68.8	69.0

Senior subordinated notes, bearing interest at 9.50% per annum, interest payments due in February and August, maturing in 2013	97.5	97.5

Total senior subordinated notes	97.5	97.5

Contingent convertible subordinated notes, bearing interest at 4.00% per annum, interest payments due in January and July, maturing in 2024	125.0	125.0
Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in 2024	146.4	146.4

Total convertible subordinated notes	271.4	271.4

Promissory note, bearing interest at 5% per annum, payable in annual installments of $700,000 plus interest, maturing in 2011	1.4	2.1
Promissory note, bearing no interest through maturity in 2009	0.6	0.6

Total other debt	2.0	2.7

Total debt	439.7	440.6
Less: Amounts due within one year	(127.0)	(2.0)

Total long-term debt	$312.7	$438.6

     The holders of the 4% Notes may require the Company to repurchase for cash all or a portion of the outstanding $125.0 million 4% Notes on January 16, 2010 at a price equal to 100% of the principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any. Additionally, the holders of the 2 1/4% Debentures may require the Company to repurchase all or part of the outstanding $146.4 million 2 1/4% Debentures on November 20, 2011 at a price equal to 100% of the principal amount plus accrued and unpaid interest, including liquidated damages, if any, payable in cash, to but not including the repurchase date, plus, in certain circumstances, a make-whole premium, payable in common stock. The Company is seeking an amendment to its Senior Credit Facility to be able to refinance the 4% Notes and 2 1/4% Debentures and to make a registered rescission offer to eligible plan participants in the defined contribution 401(k) employee benefit plan (see Note 9). There can be no assurance that the Company will be able to obtain the consent of lenders under its Senior Credit Facility or that, as a condition to consent, the lenders will not require that the terms of the Senior Credit Facility be amended in a manner that is unfavorable to the Company, including a possible increase in interest, reduction in capacity, fees, and covenant changes. See the discussion in Note 1 under the caption “Capital Structure” for additional information.
     The Company’s Senior Credit Facility provides for an $80.0 million revolving credit facility (“Revolver”) and a $200.0 million credit-linked facility, consisting of a $125.0 million letter of credit subfacility and a $75.0 million term loan subfacility. As of

February 28, 2009, the borrowing limit under the Revolver was $80.0 million with all of it available. Also as of February 28, 2009, the Company had $73.8 million outstanding letters of credit under the $125.0 million letter of credit subfacility and had permanently reduced the amount of its term loan subfacility to the $68.8 million outstanding.
     The Senior Credit Facility is collateralized by a substantial portion of the Company’s real property holdings and substantially all of the Company’s other assets, including the stock and assets of its material domestic subsidiaries that are guarantors of the facility. The Company is subject to certain limitations including the ability to: incur additional senior debt, release collateral, retain proceeds from asset sales and issuances of debt or equity, make certain investments and acquisitions, grant additional liens, and make restricted payments, including stock repurchases and dividends. In addition, the Senior Credit Facility contains certain restrictions surrounding the ability of the Company to refinance its subordinated debt, including the 4% Notes and 2 1/4% Debentures. Except on terms no less favorable to the Senior Credit Facility, the Company’s subordinated debt cannot be refinanced prior to maturity. Furthermore, provided that the Company has cash and cash equivalents of at least $25 million after giving effect thereto, the Company may redeem (with funds other than Senior Credit Facility proceeds) the subordinated notes to the extent required by the mandatory redemption provisions of the subordinated note indenture. The Company is also subject to financial covenants, which are as follows:

	Actual Ratios as of	Required Ratios	Required Ratios
Financial Covenant	February 28, 2009	Through November 30, 2009	December 1, 2009 and thereafter
Interest coverage ratio	4.82 to 1.00	Not less than: 2.25 to 1.00	Not less than: 2.25 to 1.00
Leverage ratio	3.13 to 1.00	Not greater than: 5.75 to 1.00	Not greater than: 5.50 to 1.00
     The Company was in compliance with its financial and non-financial covenants as of February 28, 2009.
8. Commitments and Contingencies
a. Legal Proceedings
     The Company and its subsidiaries are subject to legal proceedings, including litigation in U.S. federal and state courts, which arise out of, and are incidental to, the ordinary course of the Company’s on-going and historical businesses. The Company is also subject from time to time to governmental investigations by state and federal agencies. The Company cannot predict the outcome of such proceedings with any degree of certainty. The Company accounts for litigation losses in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”). Under SFAS 5, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than when the ultimate loss is known, and are refined each quarterly reporting period as additional information becomes known. For legal settlements where there is no stated amount for interest, the Company will estimate an interest factor and discount the liability accordingly.
Groundwater Cases
     In October 2002, Aerojet and approximately 65 other individual and corporate defendants were served with four civil suits filed in the U.S. District Court for the Central District of California that seek recovery of costs allegedly incurred or to be incurred in response to the contamination present at the South El Monte Operable Unit (“SEMOU”) of the San Gabriel Valley Superfund site. The cases are denominated as follows: The City of Monterey Park v. Aerojet-General Corporation, et al. , (CV-02-5909 ABC (RCx)); San Gabriel Basin Water Quality Authority v. Aerojet-General Corporation, et al. , (CV-02-4565 ABC (RCx)); San Gabriel Valley Water Company v. Aerojet-General Corporation, et al. , (CV-02-6346 ABC (RCx)); and Southern California Water Company v. Aerojet-General Corporation, et al. , (CV-02-6340 ABC (RCx)). The cases have been coordinated for ease of administration by the court. The plaintiffs’ claims against Aerojet are based upon allegations of discharges from a former site in the El Monte area, as more fully discussed below under the headings “San Gabriel Valley Basin, California Site” — “South El Monte Operable Unit.” The total cost estimate to implement projects under the Unilateral Administrative Order (“UAO”) prepared by the EPA and the water entities is approximately $90 million. Aerojet investigations do not identify a credible connection between the contaminants identified by the water entities in the SEMOU and those detected at Aerojet’s former facility located in El Monte, California, near the SEMOU (“East Flair Drive site”). Aerojet has filed third-party complaints against several water entities on the basis that they introduced perchlorate-containing Colorado River water to the basin. Those water entities have filed motions to dismiss Aerojet’s complaints. The motions as well as discovery have been stayed, pending efforts to resolve the litigation through mediation.
     In December 2007, Aerojet was named as a defendant in a lawsuit brought by six individuals who allegedly resided in the vicinity of Aerojet’s Sacramento facility. The case is entitled Caldwell et al. v. Aerojet-General Corporation, Case No. 34-2000-00884000CU-TT-GDS, Sacramento County (CA) Superior Court and was served April 3, 2008. Plaintiffs allege that Aerojet contaminated groundwater to which plaintiffs were exposed and which caused plaintiffs illness and economic injury. Plaintiffs filed an amended complaint on February 25, 2008, naming additional plaintiffs. The amended complaint brings the total number of individuals on whose behalf suit has been filed to fourteen. Aerojet filed a demurrer to the complaint, which was denied by the trial court in December 2008. A hearing on the demurrer was held on December 11, 2008, and on January 21, 2009, the court overruled the demurrer, holding that the issue as to whether the plaintiffs were on actual notice of the potential source of their injuries is an issue of fact for trial that cannot be resolved on demurrer. On March 4, 2009, Aerojet filed a Petition for a Writ of Mandate with the California Court of Appeal 3d District, seeking reversal of the court’s ruling on the demurrer. On March 12, 2009, Aerojet’s Petition was denied by the Court of Appeal without comment. Aerojet will continue to seek dismissal of those claims at the trial court level. Aerojet has filed an answer to the complaint, denying liability. The Company is unable to make a reasonable estimate of the future costs of these claims.
Vinyl Chloride Litigation
     Between the early 1950s and 1985, the Company produced polyvinyl chloride (“PVC”) resin at its former Ashtabula, Ohio facility. PVC is one of the most common forms of plastic currently on the market. A building block compound of PVC is vinyl chloride (“VC”), now listed as a known carcinogen by several governmental agencies. The Occupational Safety and Health Administration (“OSHA”) has regulated workplace exposure to VC since 1974.
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
     As of February 28, 2009, there was one vinyl chloride case pending against the Company which involves an employee at a facility owned or operated by others.
Asbestos Litigation
     The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases have been filed in Madison County, Illinois and San Francisco, California. There were 138 asbestos cases pending as of February 28, 2009.
     Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued for such contingencies.
Snappon SA Wrongful Discharge Claims
     In November 2003, the Company announced the closing of a manufacturing facility in Chartres, France owned by Snappon SA, a subsidiary of the Company, previously involved in the automotive business. In accordance with French law, Snappon SA negotiated with the local works’ council regarding the implementation of a social plan for the employees. Following the implementation of the social plan, approximately 188 of the 249 former Snappon employees sued Snappon SA in the Chartres Labour Court alleging wrongful discharge. The claims were heard in two groups. On April 11, 2006, the Labour Court rejected most of the claims of the first group of 44 former employees and held Snappon SA responsible for €12,000 as damages. After two hearings, the Labour Court rejected the claims filed by the second group of former employees, which group had claimed damages in excess of €12.7 million. A total of 175 former employees have appealed these decisions. A hearing with respect to the appeal for 132 of these claims was heard in October 2008. A decision with respect to these appeals was issued on February 19, 2009. A hearing for the remaining 43 claims was held in December 2008. A decision with respect to these 43 claims is expected in late March 2009.
     In the February 19, 2009 decision, the Court rejected the claims of 17 of the employees for various reasons. As to the remaining 116 employees, the Court rendered a multi-point decision, rejecting some arguments of the employees (most notably the Court declared that the social plan put in place was sufficient). Ultimately, however, the Court ruled in favor of the plaintiffs on one critical point involving the issue concerning Snappon’s contacts (prior to the dismissals) with the Local Employment Agency (“Commission Territoriale de l’Emploi”) as required under a nationwide collective bargaining agreement. Based on this, the Court awarded the 116 employees damages. The Court sentenced Snappon SA to pay damages with legal costs of €1.9 million. Based on this outcome, the

Company accrued $3.7 million in the first quarter of fiscal 2009, including interest costs, which became estimable and probable (see Note 12).
     The Company is currently evaluating available options as to whether to appeal to the French Supreme Court and whether Snappon SA has the ability to pay the judgments. Under French law, the damages are due immediately, even if an appeal is filed. Interest will continue to accrue until the damage award is paid.
Other Legal Matters
     On August 31, 2004, the Company completed the sale of its GDX business to an affiliate of Cerberus Capital Management, L.P. (“Cerberus”). In accordance with the divestiture agreement, the Company provided customary indemnification to Cerberus for certain liabilities accruing prior to the closing of the transaction (“the Closing”). Cerberus notified the Company of a claim by a GDX customer that alleges that certain parts manufactured by GDX prior to the Closing failed to meet customer specifications. The Company has assumed the defense of this matter and based on its investigation of the facts and defenses available under the contract and local law, and in November 2008 denied all liability for this claim. To date, the GDX customer has neither responded to the Company’s denial nor initiated any legal proceedings.
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
b. Environmental Matters
     The Company is involved in over forty environmental matters under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), the Resource Conservation Recovery Act (“RCRA”), and other federal, state, local, and foreign laws relating to soil and groundwater contamination, hazardous waste management activities, and other environmental matters at some of its current and former facilities. The Company is also involved in a number of remedial activities at third party sites, not owned by the Company, where it is designated a potentially responsible party (“PRP”) by either the United States Environmental Protection Agency (“U.S. EPA”) or a state agency. In many of these matters, the Company is involved with other PRPs. In many instances, the Company’s liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company’s involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company’s experience, interim and final allocations of liability and costs are generally made based on relative contributions of waste or contamination. Anticipated costs associated with environmental remediation that are probable and estimable are accrued. In cases where a date to complete remedial activities at a particular site cannot be determined by reference to agreements or otherwise, the Company projects costs over an appropriate time period not exceeding fifteen years; in such cases, generally the Company does not have the ability to reasonably estimate environmental remediation costs that are beyond this period. Factors that could result in changes to the Company’s estimates include completion of current and future soil and groundwater investigations, new claims, future agency demands, discovery of more or less contamination than expected, discovery of new contaminants, modification of planned remedial actions, changes in estimated time required to remediate, new technologies, and changes in laws and regulations.
     As of February 28, 2009, the aggregate range of these anticipated environmental costs was $252.3 million to $459.3 million and the accrued amount was $252.3 million. See Note 8(c) for a summary of the environmental reserve activity for the first quarter of fiscal 2009. Of these accrued liabilities, approximately 65% relates to the Sacramento, California site and approximately 26% to the Baldwin Park Operable Unit of the San Gabriel Valley, California site. Each of those two sites is discussed below. The balance of the accrued liabilities relates to other sites for which the Company’s obligations are probable and estimable.
Sacramento, California Site
     In 1989, a federal district court in California approved a Partial Consent Decree (“PCD”) requiring Aerojet, among other things, to conduct a Remedial Investigation and Feasibility Study (“RI/FS”) to determine the nature and extent of impacts due to the release of chemicals from the Sacramento, California site, monitor the American River and offsite public water supply wells, operate Groundwater Extraction and Treatment facilities (“GETs”) that collect groundwater at the site perimeter, and pay certain government oversight costs. The primary chemicals of concern for both on-site and off-site groundwater are trichloroethylene (“TCE”), perchlorate, and n-nitrosodimethylamine (“NDMA”). The PCD has been revised several times, most recently in 2002. The 2002 PCD revision (a) separated the Sacramento site into multiple operable units to allow quicker implementation of remedy for critical areas; (b) required the Company to guarantee up to $75 million (in addition to a prior $20 million guarantee) to assure that Aerojet’s Sacramento remediation activities are fully funded; and (c) removed approximately 2,600 acres of non-contaminated land from the U.S. EPA superfund designation.
     Aerojet is involved in various stages of soil and groundwater investigation, remedy selection, design, and remedy construction associated with the operable units. In 2002, the U.S. EPA issued a UAO requiring Aerojet to implement the U.S. EPA-approved remedial action in the Western Groundwater Operable Unit. An identical order was issued by the California Regional Water Quality Control Board, Central Valley (“Central Valley RWQCB”). Aerojet submitted a final Remedial Investigation/Feasibility Study for the Perimeter Groundwater Operable Unit in 2008, for which the U.S. EPA will issue a Record of Decision sometime in the future. Aerojet submitted a draft Remedial Investigation/Feasibility Study for the Boundary Operable Unit in 2008. The remaining operable units are under various stages of investigation.
     Until March 2008, the entire southern portion of the site known as Rio Del Oro was under state orders issued in the 1990s from the California Department of Toxic Control (“DTSC”) to investigate and remediate environmental contamination in the soils and the Central Valley RWQCB to investigate and remediate groundwater environmental contamination. On March 14, 2008, the DTSC released all but approximately 400 acres of the Rio Del Oro property from DTSC’s environmental orders regarding soil contamination. Aerojet expects the approximately 400 acres of Rio Del Oro property that remain subject to the DTSC orders to be released once the soil remediation has been completed. The Rio Del Oro property remains subject to the Central Valley RWQCB’s orders to investigate and remediate groundwater environmental contamination emanating offsite from such property. Aerojet leased the Rio Del Oro property to Douglas Aircraft for rocket assembly and testing from 1957 to 1961 and sold approximately 4,000 acres, including the formerly leased portion, to Douglas Aircraft in 1961. Aerojet reacquired the property in 1984 from McDonnell-Douglas Corporation (“MDC”), the successor to Douglas Aircraft. As a result, the state orders referenced above were issued to both MDC and Aerojet. Aerojet and MDC’s parent, Boeing, have entered into an allocation agreement, some of which is subject to reallocation that establishes lead roles and payment obligations. Aerojet and Boeing are actively remediating soil on portions of the property as well as on-site and off-site groundwater contamination. By letter of October 27, 2006, Boeing submitted notice to Aerojet that it was initiating the reallocation arbitration process. In February 2009, Aerojet and Boeing reached a confidential settlement in principle.
San Gabriel Valley Basin, California Site
Baldwin Park Operable Unit (“BPOU”)
     As a result of its former Azusa, California operations, in 1994 Aerojet was named a PRP by the U.S. EPA, primarily due to volatile organic compound (“VOC”) contamination in the area of the San Gabriel Valley Basin superfund site known as the BPOU. Between 1995 and 1997, the U.S. EPA issued Special Notice Letters to Aerojet and eighteen other companies requesting that they implement a groundwater remedy. Subsequently, additional contaminates were identified, namely: perchlorate, NDMA, and 1,4-dioxane. On June 30, 2000, the U.S. EPA issued a UAO ordering the PRPs to implement a remedy consistent with the 1994 Record of Decision (“ROD”). Aerojet, along with seven other PRPs (“the Cooperating Respondents”) signed a Project Agreement in late March 2002 with the San Gabriel Basin Water Quality Authority, the Main San Gabriel Basin Watermaster, and five water companies. The Project Agreement, which has a term of fifteen years, became effective May 9, 2002. Pursuant to the Project Agreement, the Cooperating Respondents fund through an escrow account: the capital, operational, maintenance, and administrative costs of certain treatment and water distribution facilities to be owned and operated by the water companies. There are also provisions in the Project Agreement for maintaining financial assurance in the form of cash or letters of credit. A significant amount of public funding is available to offset project costs. To date, Congress has appropriated approximately $75 million (so called Title 16 and Dreier funds), a portion of which is potentially available for payment of project costs. Approximately $40 million of the funding has been allocated to costs associated with the Project Agreement and additional funds may follow in later years.
     Aerojet and the other Cooperating Respondents entered into an interim allocation agreement that establishes the interim payment obligations of the Cooperating Respondents for the costs incurred pursuant to the Project Agreement. Under the interim allocation, Aerojet is responsible for approximately two-thirds of all project costs, including government oversight costs. All project costs are subject to reallocation among the Cooperating Respondents. The interim allocation agreement expired, but until recently all Cooperating Respondents were paying in accordance with their interim allocations. In July 2008, Fairchild Holding Corporation sued Aerojet and the other Cooperating Respondents in Federal District Court in Los Angeles in the action Fairchild Holding Corp et al v. Aerojet-General Corp, et al SA 08CV 722-ABC claiming that it did not have any liability and that it should recover amounts paid of approximately $2.6 million and should — as between the Cooperating Respondents — have no further obligation to pay project costs. Fairchild stopped making payments to the escrow account under the Project Agreement and claims that it will not do so in the future unless ordered to do so by a court. Fairchild had been paying approximately 2.5% of the project costs as its allocation until it stopped paying. At the request of one of the Cooperating Respondents, the Court stayed all actions until mid-December 2008 to allow the parties an opportunity to participate in mediation. The mediation occurred in December 2008 and was not successful. Unless Fairchild can be made to pay its interim share of costs and maintain its interim share of financial assurances required by the Project Agreement, Aerojet and the other Cooperating Respondents will be obligated to do so, although the amounts each would be required to fund or pay has not been resolved. Aerojet and the other Cooperating Respondents answered Fairchild’s complaint and many (including Aerojet) filed counterclaims against Fairchild Holding and third-party complaints against entities affiliated with Fairchild. Fairchild subsequently filed a First Amended Complaint adding the third-party affiliated entities as Plaintiffs in the litigation and Aerojet answered and filed counterclaims. The Federal District Court has set a Case Management Conference for April 13, 2009, and the parties have begun conferring in advance respecting discovery, schedule and other matters. To date, no other Cooperating Respondent has filed a claim against any non-Fairchild Cooperating Respondents to seek a reallocation. Additionally, on March 18th, 2009, Fairchild filed for voluntary chapter 11 bankruptcy reorganization in the District of Delaware. The financial impact, if any, to Aerojet has not been determined. Aerojet intends to continue to defend itself vigorously to ensure it is appropriately treated with other PRPs and that costs of any remediation are properly allocated among all PRPs.
     As part of Aerojet’s sale of its Electronics and Information Systems (“EIS”) business to Northrop Grumman Corporation (“Northrop”) in October 2001, the U.S. EPA approved a Prospective Purchaser Agreement with Northrop to absolve it of pre-closing liability for contamination caused by the Azusa, California operations, which liability remains with Aerojet. As part of that agreement, the Company agreed to provide a $25 million guarantee of Aerojet’s obligations under the Project Agreement.
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
     On November 17, 2005, Aerojet notified the Los Angeles RWQCB and the U.S. EPA that Aerojet was involved in research and development at the East Flair Drive site that included the use of 1,4-dioxane. Aerojet’s investigation of that issue is continuing. Oversight of the East Flair Drive site was transferred from the RWQCB to the DTSC in 2007 and Aerojet has entered into a Voluntary Cleanup Agreement with DTSC.
Other Sites
     In August 2007, the Company, along with numerous other companies, received from the United States Department of Interior Fish and Wildlife Service (“USFWS”) a notice of a Natural Resource Damage (“NRD”) Assessment Plan for the Ottawa River and Northern Maumee Bay. The Company previously manufactured products for the automotive industry at a Toledo, Ohio site, which was adjacent to the Ottawa River. This facility was divested in 1990 and the Company indemnified the buyer for claims and liabilities arising out of certain pre-divestiture environmental matters. A group of PRPs, including GenCorp, was formed to respond to the NRD assessment and to pursue funding from the Great Lakes Legacy Act for primary restoration. The group has undertaken a restoration scoping study. Early data collection indicates that the primary restoration project total cost may be in the range of $34 — $41 million. The group has received a commitment for matching federal funds for the restoration project, which will consist of river dredging and land-filling river sediments. Based on a review of the current facts and circumstances with counsel, management has provided for what is believed to be a reasonable estimate of the loss exposure for this matter. Still unresolved at this time is the actual Natural Resource Damage Assessment itself. It is not possible to predict the outcome or timing of these types of assessments, which are typically lengthy processes lasting several years, or the amounts of or responsibility for these damages.
c. Environmental Reserves and Estimated Recoveries
Environmental Reserves
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
     A summary of the Company’s environmental reserve activity is shown below:

	November 30,	2009	2009	February 28,
	2008	Additions	Expenditures	2009
	(In millions)
Aerojet	$245.2	$5.1	$(10.1)	$240.2
Other Sites	13.0	(0.2)	(0.7)	12.1

Environmental Reserve	$258.2	$4.9	$(10.8)	$252.3

     As of February 28, 2009, the Aerojet reserves include $162.8 million for the Sacramento site, $65.1 million for BPOU, and $12.3 million for other Aerojet reserves.
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
     As part of the acquisition of the Atlantic Research Corporation (“ARC”) propulsion business, Aerojet entered into an agreement with ARC pursuant to which Aerojet is responsible for up to $20.0 million of costs (“Pre-Close Environmental Costs”) associated with environmental issues that arose prior to Aerojet’s acquisition of the ARC propulsion business. Pursuant to a separate agreement with the U.S. government which was entered into prior to the completion of the ARC acquisition, these Pre-Close Environmental Costs are not subject to the 88% limitation under the Global Settlement, and are recovered through the establishment of prices for Aerojet’s products and services sold to the U.S. government. A summary of the Pre-Close Environmental Costs is shown below (in millions):

Pre-Close Environmental Costs	$20.0
Amount spent through February 28, 2009	(8.8)
Amount included as a component of reserves for environmental remediation costs in the unaudited condensed consolidated balance sheet as of February 28, 2009	(1.6)

Remaining Pre-Close Environmental Costs	$9.6

Estimated Recoveries
     On January 12, 1999, Aerojet and the U.S. government implemented the October 1997 Agreement in Principle (“Global Settlement”) resolving certain prior environmental and facility disagreements, with retroactive effect to December 1, 1998. Under the Global Settlement, Aerojet and the U.S. government resolved disagreements about an appropriate cost-sharing ratio with respect to costs associated with the clean up of the environmental contamination at the Sacramento and Azusa sites. The Global Settlement provides that the cost-sharing ratio will continue for a number of years. Additionally, in conjunction with the sale of the EIS business in 2001, Aerojet entered into an agreement with Northrop Grumman Corporation (“Northrop Agreement”) whereby Aerojet is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement.
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
     Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations, with excess amounts carried over to subsequent periods, and the total reimbursements will not exceed $189.7 million over the term of the agreement, which ends in 2028. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through February 28, 2009	(68.2)

Potential future cost reimbursements available	121.5
Receivable from Northrop in excess of the annual limitation included as a component of other noncurrent assets in the unaudited condensed consolidated balance sheet as of February 28, 2009	(47.3)
Amounts recoverable from Northrop in future periods included as a component of recoverable from the U.S. government and other third parties for environmental remediation costs in the unaudited condensed consolidated balance sheet as of February 28, 2009	(63.1)

Potential future recoverable amounts available under the Northrop Agreement	$11.1

     Environmental reserves and estimated recoveries impact to Statement of Operations
     The expenses and benefits associated with adjustments to the environmental reserves are recorded as a component of other expense, net in the unaudited condensed consolidated statements of operations. Summarized financial information for the impact of environmental reserves and recoveries to the unaudited condensed consolidated statements of operations is set forth below:

			Total	Charge to
			Estimated	Unaudited
	Estimated	Estimated	Recoverable	Condensed	Total
	Recoverable	Recoverable	Amounts Under	Consolidated	Environmental
	Amounts from	Amounts from	U.S. Government	Statement of	Reserve
	Northrop	U.S. Government	Contracts	Operations	Additions
Three months ended February 28, 2009	$1.2	$3.5	$4.7	$0.2	$4.9
Three months ended February 29, 2008	1.2	3.4	4.6	1.0	5.6
d. Conditional Asset Retirement Obligations
     The Company accounts for conditional asset retirement obligations in accordance with FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations. FIN 47 requires that the fair value of a liability for a conditional asset retirement obligation be recognized in the period in which it is incurred and the settlement date is estimable, and is capitalized as part of the carrying amount of the related tangible long-lived asset. The liability is recorded at fair value and the capitalized cost is depreciated over the remaining useful life of the related asset.
     The changes in the carrying amount of asset retirement obligations since November 30, 2008 were as follows (in millions):

Balance as of November 30, 2008	$13.5
Adjustments and other, net	(0.1)
Accretion	0.3

Balance as of February 28, 2009	$13.7

9. Redeemable Common Stock
     The Company inadvertently failed to register with the SEC the issuance of certain of its common shares in its defined contribution 401(k) employee benefit plan (“the Plan”). As a result, certain Plan participants who purchased such securities pursuant to the Plan may have the right to rescind certain of their purchases for an amount equal to the purchase price paid for the securities (or if such security has been sold, to receive damages with respect to any loss incurred on such sale) plus interest from the date of purchase. As of February 28, 2009, the Company has classified 0.7 million shares as redeemable common stock because the redemption features are not within the control of the Company. The Company may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares. These shares have always been treated as outstanding for financial reporting purposes. In June 2008, the Company filed a registration statement on Form S-8 to register future transactions in the GenCorp Stock Fund in the Plan. The Company intends to make a registered rescission offer to eligible Plan participants. The Company is seeking an amendment to its Senior Credit Facility in connection with such rescission offer. During the first quarter of fiscal 2009, the Company recorded a charge of $0.4 million for realized losses and interest associated with this matter.
10. Arrangements with Off-Balance Sheet Risk
     As of February 28, 2009, obligations required to be disclosed in accordance with FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others consisted of:
     — $73.8 million in outstanding commercial letters of credit expiring within the next twelve months, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.
     — Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to U.S. government agencies for environmental remediation activities.
     — Up to $1.8 million of reimbursements to Granite Construction Company (“Granite”) if the Company requests Granite to cease mining operations on certain portions of the Sacramento Land.
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
     As of February 28, 2009, the Company’s defined benefit pension plan assets were approximately $1.2 billion. The Pension Protection Act, enacted in August 2006, will require underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. The Company may be required to make significant cash contributions in the future, a portion of which the Company may not be able to charge immediately through its government contracts.
     Normal retirement age is 65, but certain plan provisions allow for earlier retirement. Pension benefits are calculated under formulas based on average earnings and length of service for salaried employees and under negotiated non-wage based formulas for hourly employees. The Company also sponsors a non-qualified benefits restoration plan, which restores benefits that cannot be paid under the GenCorp qualified pension plan due to Internal Revenue Service limitations. These amounts are unfunded and are classified as non-qualified pension liabilities which are a component of other current and noncurrent liabilities in the unaudited condensed consolidated balance sheets as of February 28, 2009 and November 30, 2008, respectively (see Note 6 (f) and (g)).
     Medical and Life Benefits — The Company provides medical and life insurance benefits (“postretirement benefits”) to certain eligible retired employees, with varied coverage by employee group. Medical and life benefit obligations are unfunded.
     Defined Contribution 401(k) Benefits — The Company sponsors a defined contribution 401(k) plan and participation in the plan is available to all employees. Company contributions to the plan generally have been based on a percentage of employee contributions. Effective January 15, 2009, for non-union employees, the Company discontinued the employer matching component to the defined contribution 401(k) plan. The Company’s contributions to the plan have been invested entirely in the GenCorp Stock Fund, and have historically been funded with shares of GenCorp common stock. The Company also sponsors a non-qualified Benefit Restoration Plan (“BRP”) defined contribution plan designed to enable participants to continue to defer their compensation on a pre-tax basis when such compensation or the participants’ deferrals to tax-qualified plans exceed applicable Internal Revenue Code of 1986, as amended (“IRC”) limits. Under the BRP defined contribution plan, employees who are projected to be impacted by the IRC limits, may, on an annual basis, elect to defer compensation earned in the current year such as salary and certain other incentive compensation. Any amounts that are deferred are recorded as liabilities and are unfunded obligations.
     Components of net periodic benefit (income) expense for continuing operations are as follows:

	Pension Benefits		Postretirement Benefits
		Three months ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
	(In millions)
Service cost	$3.1	$4.9	$0.1	$0.1
Interest cost on benefit obligation	22.3	24.1	1.2	1.3
Assumed return on plan assets	(25.9)	(30.9)	—	—
Amortization of prior service costs	—	0.5	—	—
Recognized net actuarial (gains) losses	(0.2)	3.6	(2.0)	(1.7)

Net periodic benefit (income) expense	$(0.7)	$2.2	$(0.7)	$(0.3)

12. Discontinued Operations
     In November 2003, the Company announced the closing of a GDX manufacturing facility in Chartres, France owned by Snappon SA, a subsidiary of the Company. The decision resulted primarily from declining sales volumes with French automobile manufacturers. In June 2004, the Company completed the legal process for closing the facility and establishing a social plan. In fiscal 2004, an expense of approximately $14.0 million related to employee social costs was recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. An expense of $1.0 million was recorded during fiscal 2005 primarily related to employee social costs that became estimable in fiscal 2005. During the first quarter of fiscal 2009, the Company recorded $3.7 million related to employee social costs that became estimable in the first quarter of fiscal 2009 (see Note 8(a)).
     Summarized financial information for discontinued operations is set forth below:

	Three months ended
	February 28,	February 29,
	2009	2008
	(In millions)
Net sales	$—	$—
Loss before income taxes	(3.9)	(0.4)
Income tax benefit	(0.1)	(0.1)
Loss from discontinued operations, net of income taxes	(3.8)	(0.3)

     As of February 28, 2009 and November 30, 2008, the components of assets and liabilities of discontinued operations in the condensed consolidated balance sheets are as follows:

	February 28,	November 30,
	2009	2008
	(In millions)
Assets of discontinued operations, consisting of other assets	$0.1	$0.1

Accounts payable	$0.2	$0.3
Other liabilities	4.2	0.7

Liabilities of discontinued operations	$4.4	$1.0

13. Operating Segments and Related Disclosures
     The Company’s operations are organized into two operating segments based on different products and customer bases: Aerospace and Defense, and Real Estate.
     The Company evaluates its operating segments based on several factors, of which the primary financial measure is segment performance. Segment performance represents net sales from continuing operations less applicable costs, expenses and provisions for unusual items relating to the segment operations. Segment performance excludes all non-segment related items such as corporate income and expenses, income or expenses related to divested businesses, provisions for unusual items not related to the segment operations, interest expense, interest income, and income taxes.
     Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three Months ended
	February 28,	February 29,
	2009	2008
Raytheon Company	34%	31%
Lockheed Martin Corporation	22%	24%
United Launch Alliance	11%	*

*	Less than 10% of net sales
     Sales in the first quarter of fiscal 2009 and fiscal 2008 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled 90% and 88%, respectively, of net sales.
     Selected financial information for each reportable segment is as follows:

	Three Months ended
	February 28,	February 29,
	2009	2008
	(In millions)
Net Sales:
Aerospace and Defense	$169.3	$174.5
Real Estate	1.6	2.1

Total	$170.9	$176.6

Segment Performance:
Aerospace and Defense	$14.6	$14.9
Environmental remediation provision adjustments	(0.3)	(0.7)
Retirement benefit plan income (expense)	0.7	(3.8)
Unusual items (see Note 4)	(0.4)	—

Aerospace and Defense Total	14.6	10.4

Real Estate	1.0	1.3

Total	$15.6	$11.7

Reconciliation of segment performance to income from continuing operations before income taxes:
Segment Performance	$15.6	$11.7
Interest expense	(6.7)	(7.3)
Interest income	0.5	1.4
Corporate retirement benefit plan income	0.7	1.9
Corporate and other expenses	(3.8)	(4.6)
Unusual items (see Note 4)	(1.8)	—

Income from continuing operations before income taxes	$4.5	$3.1

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
Condensed Consolidating Statements of Operations
(Unaudited)

		Guarantor	Non-guarantor
Three Months Ended February 28, 2009 (In millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$170.9	$—	$—	$170.9
Cost of sales	—	148.9	—	—	148.9
Selling, general and administrative	(0.9)	3.0	—	—	2.1
Depreciation and amortization	1.3	6.1	—	—	7.4
Interest expense	5.3	1.4	—	—	6.7
Other, net	1.5	(0.2)	—	—	1.3

(Loss) income from continuing operations before income taxes	(7.2)	11.7	—	—	4.5
Income tax (benefit) provision	(23.3)	2.8	—	—	(20.5)

Income from continuing operations	16.1	8.9	—	—	25.0
Loss from discontinued operations	(0.1)	—	(3.7)	—	(3.8)

Income (loss) before equity income (losses) of subsidiaries	16.0	8.9	(3.7)	—	21.2
Equity income (losses) of subsidiaries	5.2	—	—	(5.2)	—

Net income (loss)	$21.2	$8.9	$(3.7)	$(5.2)	$21.2

		Guarantor	Non-guarantor
Three Months Ended February 29, 2008 (In millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$176.6	$—	$—	$176.6
Cost of sales	—	158.8	—	—	158.8
Selling, general and administrative	(0.7)	2.9	—	—	2.2
Depreciation and amortization	0.5	6.0	—	—	6.5
Interest expense	5.9	1.4	—	—	7.3
Other, net	(1.1)	(0.2)	—	—	(1.3)

(Loss) income from continuing operations before income taxes	(4.6)	7.7	—	—	3.1
Income tax (benefit) provision	(4.2)	4.0	—	—	(0.2)

(Loss) income from continuing operations	(0.4)	3.7	—	—	3.3
Loss from discontinued operations	(0.3)	—	—	—	(0.3)

(Loss) income before equity income of subsidiaries	(0.7)	3.7	—	—	3.0
Equity income of subsidiaries	3.7	—	—	(3.7)	—

Net income	$3.0	$3.7	$—	$(3.7)	$3.0

Condensed Consolidating Balance Sheets
(Unaudited)

		Guarantor	Non-guarantor
February 28, 2009 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$89.2	$(9.7)	$0.1	$—	$79.6
Accounts receivable	—	97.8	—	—	97.8
Inventories	—	72.1	—	—	72.1
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	42.6	—	—	42.6
Grantor trust	3.1	0.3	—	—	3.4
Prepaid expenses and other	11.1	11.3	—	—	22.4
Income tax receivable	29.1	(3.4)	—	—	25.7
Assets of discontinued operations	—	—	0.1	—	0.1

Total current assets	132.5	211.0	0.2	—	343.7
Property, plant and equipment, net	0.4	133.8	—	—	134.2
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	166.8	—	—	166.8
Prepaid pension asset	78.0	(0.8)	—	—	77.2
Grantor trust	17.9	9.4	—	—	27.3
Goodwill	—	94.9	—	—	94.9
Intercompany (payable) receivable, net	(10.2)	25.5	(15.3)	—	—
Other noncurrent assets and intangibles, net	308.7	146.6	9.9	(309.9)	155.3

Total assets	$527.3	$787.2	$(5.2)	$(309.9)	$999.4

Short-term borrowings and current portion of long-term debt	$126.4	$0.6	$—	$—	$127.0
Accounts payable	1.0	29.6	—	—	30.6
Reserves for environmental remediation costs	6.1	57.6	—	—	63.7
Other current liabilities, advance payments on contracts, and postretirement medical and life insurance benefits	27.1	114.5	—	—	141.6
Liabilities of discontinued operations	—	—	4.4	—	4.4

Total current liabilities	160.6	202.3	4.4	—	367.3
Long-term debt	312.7	—	—	—	312.7
Reserves for environmental remediation costs	6.0	182.6	—	—	188.6
Other noncurrent liabilities	55.6	82.8	—	—	138.4

Total liabilities	534.9	467.7	4.4	—	1,007.0
Commitments and contingencies (Note 8) Redeemable common stock (Note 9)	7.3	—	—	—	7.3
Total shareholders’ (deficit) equity	(14.9)	319.5	(9.6)	(309.9)	(14.9)

Total liabilities and shareholders’ equity (deficit)	$527.3	$787.2	(5.2)	(309.9)	$999.4

		Guarantor	Non-guarantor
November 30, 2008 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$103.7	$(11.2)	$0.2	$—	$92.7
Accounts receivable	—	97.3	—	—	97.3
Inventories	—	70.4	—	—	70.4
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	43.7	—	—	43.7
Grantor trust	1.3	0.3	—	—	1.6
Prepaid expenses and other	8.3	9.3	—	—	17.6
Income tax receivable	11.5	(0.9)	—	—	10.6
Assets of discontinued operations	—	—	0.1	—	0.1

Total current assets	124.8	208.9	0.3	—	334.0
Property, plant and equipment, net	0.4	137.5	—	—	137.9
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	169.8	—	—	169.8
Prepaid pension asset	76.8	(0.3)	—	—	76.5
Grantor trust	19.8	9.5	—	—	29.3
Goodwill	—	94.9	—	—	94.9
Intercompany (payable) receivable, net	(14.5)	29.6	(15.1)	—	—
Other noncurrent assets and intangibles, net	309.8	150.5	9.9	(306.9)	163.3

Total assets	$517.1	$800.4	$(4.9)	$(306.9)	$1,005.7

Short-term borrowings and current portion of long-term debt	$1.4	$0.6	$—	$—	$2.0
Accounts payable	0.7	32.0	—	—	32.7
Reserves for environmental remediation costs	6.4	58.8	—	—	65.2
Other current liabilities, advance payments on contracts, and postretirement medical and life insurance benefits	28.9	118.6	—	—	147.5
Liabilities of discontinued operations	—	—	1.0	—	1.0

Total current liabilities	37.4	210.0	1.0	—	248.4
Long-term debt	438.6	—	—	—	438.6
Reserves for environmental remediation costs	6.6	186.4	—	—	193.0
Other noncurrent liabilities	62.0	91.2	—	—	153.2

Total liabilities	544.6	487.6	1.0	—	1,033.2
Commitments and contingencies (Note 8) Redeemable common stock (Note 9)	7.6	—	—	—	7.6
Total shareholders’ (deficit) equity	(35.1)	312.8	(5.9)	(306.9)	(35.1)

Total liabilities and shareholders’ equity (deficit)	$517.1	$800.4	(4.9)	(306.9)	$1,005.7

Condensed Consolidating Statements of Cash Flows
(Unaudited)

		Guarantor	Non-guarantor
Three months ended February 28, 2009 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(10.6)	$0.3	$(0.2)	$—	$(10.5)
Cash flows from investing activities:
Capital expenditures	—	(1.7)	—	—	(1.7)

Net cash used in investing activities	—	(1.7)	—	—	(1.7)
Cash flows from financing activities:
Net transfers (to) from parent	(3.0)	2.9	0.1	—	—
Repayments on notes payable and long-term debt, net	(0.9)	—	—	—	(0.9)

Net cash (used in) provided by financing activities	(3.9)	2.9	0.1	—	(0.9)

Net (decrease) increase in cash and cash equivalents	(14.5)	1.5	(0.1)	—	(13.1)
Cash and cash equivalents at beginning of year	103.7	(11.2)	0.2	—	92.7

Cash and cash equivalents at end of period	$89.2	(9.7)	$0.1	$—	$79.6

		Guarantor	Non-guarantor
Three months ended February 29, 2008 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	$(10.6)	$(3.9)	$(0.4)	$—	$(14.9)
Cash flows from investing activities:
Capital expenditures	—	(4.0)	—	—	(4.0)

Net cash used in investing activities	—	(4.0)	—	—	(4.0)
Cash flows from financing activities:
Net transfers (to) from parent	(5.0)	4.8	0.2	—	—
Repayments on notes payable and long-term debt, net	(0.9)	—	—	—	(0.9)

Net cash (used in) provided by financing activities	(5.9)	4.8	0.2	—	(0.9)

Net decrease in cash and cash equivalents	(16.5)	(3.1)	(0.2)	—	(19.8)
Cash and cash equivalents at beginning of year	98.4	(6.7)	0.6	—	92.3

Cash and cash equivalents at end of period	$81.9	(9.8)	$0.4	$—	$72.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Unless otherwise indicated or required by the context, as used in this Quarterly Report on Form 10-Q, the terms “we,” “our” and “us” refer to GenCorp Inc. and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America.
     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, our operating results for interim periods may not be indicative of the results of operations for a full year. This section contains a number of forward-looking statements, all of which are based on current expectations and are subject to risks and uncertainties including those described in this Quarterly Report under the heading “Forward-Looking Statements.” Actual results may differ materially. This section should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended November 30, 2008, and periodic reports subsequently filed with the Securities and Exchange Commission (“SEC”).
Overview
     We are a manufacturer of aerospace and defense systems with a real estate segment that includes activities related to the entitlement, sale, and leasing of our excess real estate assets. Our continuing operations are organized into two segments:
     Aerospace and Defense — includes the operations of Aerojet-General Corporation, or Aerojet, which develops and manufactures propulsion systems for defense and space applications, armament systems for precision tactical weapon systems and munitions applications. We are one of the largest providers of such propulsion systems in the United States (“U.S.”) and the only U.S. company that provides both solid and liquid propellant based systems. Primary customers served include major prime contractors to the U.S. government, the Department of Defense (“DoD”), and the National Aeronautics and Space Administration.
     Real Estate — includes activities related to the entitlement, sale, and leasing of our excess real estate assets. We own approximately 12,200 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California, east of Sacramento (“Sacramento Land”). We are currently in the process of seeking zoning changes, removal of environmental restrictions and other governmental approvals on a portion of the Sacramento Land to optimize its value. We have filed applications with and submitted information to governmental and regulatory authorities for approvals necessary to re-zone approximately 6,000 acres of the Sacramento Land. We also own approximately 580 acres in Chino Hills, California. We are currently seeking removal of environmental restrictions on the Chino Hills property to optimize the value of such land.
     On August 31, 2004, we completed the sale of our GDX Automotive (“GDX”) business which is classified as discontinued operations in these Unaudited Condensed Consolidated Financial Statements and Notes to Unaudited Condensed Consolidated Financial Statements (see Note 12 of the Unaudited Condensed Consolidated Financial Statements).
Results of Operations
Net Sales:

	Three months ended
	February 28,	February 29,
	2009	2008	Change*
	(In millions)
Net Sales	$170.9	$176.6	$(5.7)

*	Primary reason for change. We report our fiscal year sales and income under a 52/53 week accounting convention. Fiscal 2008 was a 53 week year with the extra week accounted for in the first quarter of fiscal 2008, or one more week than as reported in the first quarter of 2009. The additional week of operations in the first quarter of fiscal 2008 accounted for $19.1 million in net sales. Sales of $170.9 million for the first quarter of 2009 decreased from $176.6 million in the first quarter of fiscal 2008, reflecting the additional week in the first quarter of fiscal 2008 of $19.1 million, partially offset by growth in the Standard Missile and Atlas V® programs.

     Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three Months ended
	February 28,	February 29,
	2009	2008
Raytheon Company	34%	31%
Lockheed Martin Corporation	22%	24%
United Launch Alliance	11%	*

*	Less than 10% of net sales
     Sales in the first quarter of fiscal 2009 and fiscal 2008 directly and indirectly to the U.S. government and its agencies, including sales to our significant customers discussed above, totaled 90% and 88%, respectively, of net sales.
Operating Income:

	Three months ended
	February 28,	February 29,
	2009	2008	Change*
	(In millions, except percentage amounts)
Operating income:	$10.7	$9.0	$1.7
Percentage of net sales	6.3%	5.1%

*	Primary reason for change. The improved operating income is due to the following:
•	Decrease of $3.3 million in employee retirement benefit expense primarily due to the freeze of the defined benefit pension and benefit restoration plans effective February 1, 2009 and the increase in the discount rate used to determine benefit obligations, partially offset by lower expected investment returns.

•	Decrease of $1.3 million in SG&A employee compensation expenses and professional costs.

•	Decrease of $0.8 million in environmental remediation costs (see Note 8(c) of the Unaudited Condensed Consolidated Financial Statements).
     The factors discussed above were partially offset by the following:
•	Increase of $2.2 million in unusual items related to an executive severance charge and the 401(k) rescission.

•	Increase of $0.9 million in due to the change in the fourth quarter of fiscal 2008 in the estimated life of the deferred financing costs for the 4% Contingent Convertible Subordinated Notes (“4% Notes”) and 2 1/4% Convertible Subordinated Debentures (“2 1/4% Debentures”) to the dates at which we could be required to repay the debt in January 2010 and November 2011, respectively.

•	Decrease in net sales as a result of one less week of operations during the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 and other resulting in $0.6 million decline in operating income.
Cost of sales:

	Three months ended
	February 28,	February 29,
	2009	2008	Change*
	(In millions, except percentage amounts)
Cost of sales:	$148.9	$158.8	$(9.9)
Percentage of net sales	87.1%	89.9%

*	Primary reason for change. The decrease in costs of sales as a percentage of net sales was primarily due to a decrease of $4.5 million of non-cash aerospace and defense retirement benefit plan expenses in the first quarter of fiscal 2009 primarily due to the freeze of the defined benefit pension and benefit restoration plans effective February 1, 2009 and the increase in the discount rate used to determine benefit obligations, partially offset by lower expected investment returns.

Selling, General and Administrative (SG&A):

	Three months ended
	February 28,	February 29,
	2009	2008	Change*
	(In millions, except percentage amounts)
Selling, General and Administrative:	$2.1	$2.2	$(0.1)
Percentage of net sales	1.2%	1.2%

*	Primary reason for change. The decrease in SG&A spending is primarily due to lower employee compensation expenses and professional costs, partially offset by an increase of $1.2 million in non-cash corporate retirement benefit plan expenses primarily due to lower expected investment returns, partially offset by the increase in the discount rate used to determine benefit obligations.
Depreciation and Amortization:

	Three months ended
	February 28,	February 29,
	2009	2008	Change*
	(In millions, except percentage amounts)
Depreciation and amortization:	$7.4	$6.5	$0.9
Percentage of net sales	4.3%	3.7%

*	Primary reason for change. The increase in depreciation and amortization expense was primarily due to the change in the fourth quarter of fiscal 2008 in the estimated life of the deferred financing costs for the 4% Notes and 2 1/4% Debentures to the dates at which we could be required to repay the debt in January 2010 and November 2011, respectively (see Note 7 of the Unaudited Condensed Consolidated Financial Statements).
Other (income) expense, net:

	Three months ended
	February 28,	February 29,
	2009	2008	Change*
	(In millions)
Other (income) expense, net	$(0.4)	$0.1	$(0.5)

*	Primary reason for change. The increase in other (income) expense, net is primarily due to lower environmental remediation costs in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.
Unusual items:

	Three months ended
	February 28,	February 29,
	2009	2008	Change*
	(In millions)
Unusual items	$2.2	$—	$2.2

*	Primary reason for change. In the first quarter of fiscal 2009, we incurred a charge of $1.8 million associated with an executive severance agreement. Additionally, during the first quarter of fiscal 2009, we recorded a $0.4 million for realized losses and interest associated with the failure to register with the SEC the issuance of certain of our common shares under the defined contribution 401(k) employee benefit plan (see Note 9 of the Unaudited Condensed Consolidated Financial Statements).
Interest Expense:

	Three months ended
	February 28,	February 29,
	2009	2008	Change*
	(In millions)
Interest expense	$6.7	$7.3	$(0.6)

*	Primary reason for change. The decrease in interest expense was primarily due to lower average interest rates on variable rate debt in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.

Interest Income:

	Three months ended
	February 28,	February 28,
	2009	2008	Change*
	(In millions)
Interest income	$(0.5)	$(1.4)	$0.9

*	Primary reason for change. The decline in interest income was primarily due to lower average rates in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.
Income Tax Benefit:

	Three months ended
	February 28,	February 29,
	2009	2008	Change*
	(In millions)
Income tax benefit	$(20.5)	$(0.2)	$(20.3)

*	Primary reason for change. The income tax benefit of $20.5 million in the first quarter of fiscal 2009 is primarily related to new guidance that was published by the Chief Counsel’s Office of the Internal Revenue Service in December 2008 clarifying which costs qualify for ten-year carryback of tax net operating losses for refund of prior years’ taxes. As a result of the clarifying language, we recorded an income tax benefit of $19.7 million, of which $14.5 million is for the release of the valuation allowance associated with the utilization of the qualifying tax net operating losses and $5.2 million is for the recognition of affirmative claims related to previous uncertain tax positions associated with prior years refund claims related to the qualifying costs. An additional $0.6 million benefit was recorded in the first quarter of fiscal 2009 to reflect the tax benefit of unusual items.
     The difference between net income at the statutory rate and the income tax benefit reflected is primarily related to a decrease in the valuation allowance due to the realization of certain deferred tax assets for both the first quarters of fiscal 2009 and 2008.
     As of February 28, 2009, the liability for uncertain income tax positions was $0.4 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.
Discontinued Operations:
     In November 2003, we announced the closing of a GDX manufacturing facility in Chartres, France owned by Snappon SA, a subsidiary of the Company. The decision resulted primarily from declining sales volumes with French automobile manufacturers. In June 2004, we completed the legal process for closing the facility and establishing a social plan. In fiscal 2004, an expense of approximately $14.0 million related to employee social costs was recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. An expense of $1.0 million was recorded during fiscal 2005 primarily related to employee social costs that became estimable in fiscal 2005. During the first quarter of fiscal 2009, we recorded $3.7 million related to employee social costs that became estimable in the first quarter of fiscal 2009 (see Note 8(a) of the Unaudited Condensed Consolidated Financial Statements).
     Summarized financial information for discontinued operations is set forth below:

	Three months ended
	February 28,	February 29,
	2009	2008
	(In millions)
Net sales	$—	$—
Loss before income taxes	(3.9)	(0.4)
Income tax benefit	(0.1)	(0.1)
Loss from discontinued operations, net of income taxes	(3.8)	(0.3)

Recently Adopted Accounting Pronouncements
     As of November 30, 2007, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires that the consolidated balance sheets reflect the funded status of the pension and postretirement plans. Effective November 30, 2009, we will adopt the measurement provision of SFAS 158 which requires measurement of the pension and postretirement plans assets and benefit obligations at our fiscal year end. We currently perform this measurement as of August 31 of each fiscal year.
     On December 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). As of December 1, 2007, we had $3.2 million of unrecognized tax benefits, $3.0 million of which would impact our effective tax rate if recognized. The adoption resulted in a reclassification of certain tax liabilities from current to non-current, a reclassification of certain tax indemnification liabilities from income taxes payable to other current liabilities, and a cumulative effect adjustment benefit of $9.1 million that was recorded directly to our accumulated deficit. We recognize interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties are immaterial at the date of adoption and are included in unrecognized tax benefits. As of February 28, 2009, our accrued interest and penalties related to uncertain tax positions is immaterial. The tax years ended November 30, 2005 through November 30, 2008 remain open to examination for U.S. federal income tax purposes. For our other major taxing jurisdictions, the tax years ended November 30, 2004 through November 30, 2008 remain open to examination.
     On December 1, 2007, we adopted the provisions of SFAS No. 157 (“SFAS 157”), Fair Value Measurements, for financial instruments. Although the adoption of SFAS 157 did not materially impact our financial position or results of operations, we are now required to provide additional disclosures in the notes to our financial statements.
     On December 1, 2007, we adopted SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. At the date of adoption, we did not elect to use the fair value option for any of our outstanding financial assets or liabilities. Accordingly, the adoption of SFAS 159 did not have an impact on our financial position, results of operations, or cash flows.
     As of December 1, 2008, we adopted Emerging Issues Task Force (“EITF”) No. 07-03 (“EITF 07-03”), Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. The adoption of EITF 07-03 did not have a material impact on our financial position, results of operations, or cash flows.
     As of December 1, 2008, we adopted Staff Position SFAS 157-2, Effective Date of FASB Statement No. 157, which approved a one-year deferral of SFAS 157 as it relates to non-financial assets and liabilities.
New Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of the provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS 141(R) will change our accounting treatment for business combinations on a prospective basis beginning December 1, 2009.
     In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. The adoption of SFAS 160 will change the accounting treatment for minority interests on a prospective basis beginning December 1, 2009. As of February 28, 2009, we did not have any minority interests. Accordingly, the adoption of SFAS 160 is not expected to impact our consolidated financial statements.
     In May 2008, the FASB issued Staff Position No. Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement (“FSP APB 14-1”), which is effective for fiscal years beginning after December 15, 2008. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. FSP APB 14-1 also specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We are currently evaluating the effect of FSP APB 14-1, and we have not yet determined the impact of the standard on our financial position or results of operations. However, we believe the adoption of FSP APB 14-1 will significantly increase non-cash interest expense.
     In December 2008, the FASB issued Staff Position SFAS No. 132(R)-1 (“SFAS 132(R)-1”), Employers’ Disclosures about Postretirement Benefit Plan Assets, which provides guidance on disclosures about plan assets of a defined benefit pension or other postretirement plans. SFAS 132(R)-1 is effective for fiscal years beginning after December 15, 2009. The adoption of SFAS 132(R)-1 will not impact our financial position or results of operations, however, it will require us to provide additional disclosures as part of our financial statements.
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
Aerospace and Defense Segment

	Three months ended
	February 28,	February 29,
	2009	2008	Change*
	(In millions)
Net Sales	$169.3	$174.5	$(5.2)
Segment performance	$14.6	$10.4	$4.2

*	Primary reason for change. Aerojet reports its fiscal year sales and income under a 52/53 week accounting convention. Fiscal 2008 was a 53 week year with the extra week accounted for in the first quarter of fiscal 2008, or one more week than as reported in the first quarter of 2009. Sales of $169.3 million for the first quarter of 2009 decreased from $174.5 million in the first quarter of fiscal 2008, reflecting the additional week in the first quarter of fiscal 2008 of $19.1 million, partially offset by growth in the Standard Missile and Atlas V programs.
     Segment performance was income of $14.6 million in the first quarter of fiscal 2009 compared to income of $10.4 million in the first quarter of fiscal 2008. The improved segment performance during the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 is primarily the result of lower non-cash retirement benefit plan costs due to the freeze of the defined benefit pension and benefit restoration plans effective February 1, 2009 and the increase in the discount rate used to determine benefit obligations, partially offset by lower expected investment returns.
     As of February 28, 2009, our total contract backlog was $1,018.9 million compared with $1,034.5 million as of November 30, 2008. Funded backlog was $743.5 million and $674.9 million at February 28, 2009 and November 30, 2008, respectively.
     Total backlog includes both funded backlog (the amount for which money has been directly appropriated by the U.S. Congress, or for which a purchase order has been received from a commercial customer) and unfunded backlog (firm orders for which funding has not been appropriated). Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. Backlog is subject to delivery delays or program cancellations which are beyond our control.

Real Estate Segment
     We believe that despite current economic conditions, the long-term prospects for the Sacramento real estate market remain attractive. Therefore, we are continuing our efforts to enhance the value of our excess real estate assets by entitling approximately 6,000 acres of our Sacramento land as a master-planned community under the brand name “Easton.” Comprised of four “boroughs” located along a major state highway and transit corridor, the Easton plan is subject to the authority of three jurisdictions, specifically the County of Sacramento, the City of Folsom and the City of Rancho Cordova, as well as numerous state and federal regulatory agencies. As envisioned, Easton will provide a diversified range of residential, commercial and recreational uses in a desirable in-fill location.
     A major milestone in our real estate strategy was achieved in December 2008. After more than four years of dedicated effort, the Sacramento County Board of Supervisors approved, without any public opposition, the Final Environmental Impact Report and County General Plan amendments for the Glenborough at Easton and Easton Place project. Comprised of approximately 1,400 acres, the borough’s land use plan includes more than 4,800 units in a wide range of residential densities and 4.2 million square feet of commercial and office space. The project plan also includes approximately 480 acres of open space and parks, and an extensive network of biking and walking trails.
     The remaining boroughs — Rio del Oro, Westborough and Hillsborough — are in various phases of the entitlement process and our real estate team is working with the respective regulatory authorities to achieve entitlement.

	Three months ended
	February 28,	February 29,
	2009	2008	Change*
	(In millions)
Net Sales	$1.6	$2.1	$(0.5)
Segment performance	$1.0	$1.3	$(0.3)

*	Primary reason for change. The decrease in sales and segment performance reflects the completion of negotiations with the Sacramento Regional Transit District for the property usage agreement relating to its existing Light Rail Station in the first quarter of fiscal 2008.
Other Information
Critical Accounting Policies and Estimates
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
     A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K for the fiscal year ended November 30, 2008.

Arrangements with Off-Balance Sheet Risk
     As of February 28, 2009, obligations required to be disclosed in accordance with FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, consisted of:
     — $73.8 million in outstanding commercial letters of credit expiring within the next twelve months, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.
     — Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to U.S. government agencies for environmental remediation activities.
     — Up to $1.8 million of reimbursements to Granite Construction Company (“Granite”) if the Company requests Granite to cease mining operations on certain portions of the Sacramento Land.
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
Liquidity and Capital Resources
Net Cash Used in Operating, Investing, and Financing Activities
     Cash and cash equivalents decreased by $13.1 million during the first quarter of fiscal 2009. The change in cash and cash equivalents is as follows:

	Three Months Ended
	February 28,	February 29,
	2009	2008
	(In millions)
Net Cash Used in Operating Activities	$(10.5)	$(14.9)
Net Cash Used in Investing Activities	(1.7)	(4.0)
Net Cash Used in Financing Activities	(0.9)	(0.9)

Net Decrease in Cash and Cash Equivalents	$(13.1)	$(19.8)

Net Cash Used In Operating Activities
     Operating activities used cash of $10.5 million in the first quarter of fiscal 2009 compared to cash usage of $14.9 million in the first quarter of fiscal 2008. The decrease in cash used in continuing operations is primarily due to (i) improved operating results and net working capital from the Aerospace and Defense segment and (ii) lower corporate personnel costs.
     The $10.5 million of cash used by operating activities in the first quarter of fiscal 2009 is primarily related to interest payments, contractual payments under legal settlements, and payments to fund our postretirement benefit obligations, partially offset by cash generated from our Aerospace and Defense operations.
Net Cash Used In Investing Activities
     During the first quarter of fiscal 2009 and fiscal 2008, we invested $1.7 million and $4.0 million, respectively, in capital expenditures. The majority of our capital expenditures directly supports our contract and customer requirements and are primarily made for asset replacement, capacity expansion, development of new projects, and safety and productivity improvements.
Net Cash Used in Financing Activities
     During the first quarter of fiscal 2009 and fiscal 2008, net cash used for debt principal payments were $0.9 million in each period (see table below).
Borrowing Activity and Senior Credit Facility:
     Our borrowing activity during the first quarter of fiscal 2009 was as follows:

	November 30,			February 28,
	2008	Additions	Payments	2009
	(In millions)
Term loan	$69.0	$—	$(0.2)	$68.8
9 1/2% Senior Subordinated Notes (“9 1/2% Notes”)	97.5	—	—	97.5
4% Contingent Convertible Subordinated Notes	125.0	—	—	125.0
2 1/4% Convertible Subordinated Debentures	146.4	—	—	146.4
Promissory notes	2.7	—	(0.7)	2.0

Total Debt and Borrowing Activity	$440.6	$—	$(0.9)	$439.7

     Our credit facility (“Senior Credit Facility”) provides for an $80.0 million Revolver and a $200.0 million credit-linked facility, consisting of a $125.0 million letter of credit subfacility and a $75.0 million term loan subfacility. As of February 28, 2009, the borrowing limit under the Revolver was $80.0 million with all of it available. Also as of February 28, 2009, we had $73.8 million outstanding letters of credit under the $125.0 million letter of credit subfacility and had permanently reduced the amount of our term loan subfacility to the $68.8 million outstanding.
     The Senior Credit Facility is collateralized by a substantial portion of our real property holdings and substantially all of our other assets, including the stock and assets of our material domestic subsidiaries that are guarantors of the facility. We are subject to certain limitations including the ability to: incur additional senior debt, release collateral, retain proceeds from asset sales and issuances of debt or equity, make certain investments and acquisitions, grant additional liens, and make restricted payments, including stock repurchases and dividends. In addition, the Senior Credit Facility contains certain restrictions surrounding the ability to refinance our subordinated debt, including the 4% Notes and 2 1/4% Debentures. Except on terms no less favorable to the Senior Credit Facility, the Company’s subordinated debt cannot be refinanced prior to maturity. Furthermore, provided that the Company has cash and cash equivalents of at least $25 million after giving effect thereto, the Company may redeem (with funds other than Senior Credit Facility proceeds) the subordinated notes to the extent required by the mandatory redemption provisions of the subordinated note indenture. We are also subject to financial covenants, which are as follows:

	Actual Ratios as of	Required Ratios	Required Ratios
Financial Covenant	February 28, 2009	Through November 30, 2009	December 1, 2009 and thereafter
Interest coverage ratio	4.82 to 1.00	Not less than: 2.25 to 1.00	Not less than: 2.25 to 1.00
Leverage ratio	3.13 to 1.00	Not greater than: 5.75 to 1.00	Not greater than: 5.50 to 1.00
     We were in compliance with our financial and non-financial covenants as of February 28, 2009.

Liquidity and Outlook
     Short-term liquidity requirements consist primarily of recurring operating expenses; costs related to divested businesses, including but not limited to costs related to our retirement benefit plans; capital expenditures; debt service requirements; and rescission obligations on shares sold under our defined contribution 401(k) employee benefit plan.
     Our 4% Notes that were issued in January 2004 provide the holders of the 4% Notes with the right to require us to repurchase for cash all or a portion of the outstanding $125.0 million 4% Notes on January 16, 2010 at a price equal to 100% of the principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any. Additionally, our 2 1/4% Debentures that were issued in November 2004 provide the holders of the 2 1/4% Debentures with the right to require us to repurchase all or part of the outstanding $146.4 million 2 1/4% Debentures on November 20, 2011 at a price equal to 100% of the principal amount plus accrued and unpaid interest, including liquidated damages, if any, payable in cash, to but not including the repurchase date, plus, in certain circumstances, a make-whole premium, payable in common stock.
     Our Senior Credit Facility contains certain restrictions surrounding our ability to refinance the subordinated debt, including the 4% Notes and 2 1/4% Debentures. Except on terms no less favorable to the Senior Credit Facility, the subordinated debt cannot be refinanced prior to maturity. Furthermore, provided that we have cash and cash equivalents of at least $25 million after giving effect thereto, we may redeem (with funds other than Senior Credit Facility proceeds) the subordinated notes to the extent required by the mandatory redemption provisions of the subordinated note indentures. Given our current and forecasted liquidity through January 2010, in the event the 4% Notes are put to us, we will not have the liquidity to immediately repay the holders of the 4% Notes.
     Accordingly, we are seeking an amendment to our Senior Credit Facility in connection with the potential required repurchases of the 4% Notes. There can be no assurance that we will be able to obtain the consent of lenders under the Senior Credit Facility or that, as a condition to consent, the lenders will not require that the terms of the Senior Credit Facility be amended in a manner that is unfavorable and possibly unacceptable, including a possible increase in interest, fees, reduction in the amount of the funds available, and adverse covenant changes. Furthermore, the current financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency, and equity markets. We will need to access credit markets to amend the Senior Credit Facility and repurchase the outstanding 4% Notes in January 2010. In addition, the failure to pay principal on the 4% Notes when due is an immediate default under the Senior Credit Facility, and after the lapse of appropriate grace periods, causes a cross default on the outstanding $146.4 million 2 1/4% Debentures and $97.5 million 9 1/2% Notes.
      We believe that if we are unable to amend the Senior Credit Facility and obtain financing to repurchase the 4% Notes on favorable terms before January 2010 this could raise a substantial doubt about our ability to continue as a going concern. The unaudited condensed consolidated financial statements for the quarterly period ended February 28, 2009 do not include any adjustments that might result from the outcome of this uncertainty. For additional discussion of our debt instruments, please see our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2008.
     As of February 28, 2009, our defined benefit pension plan assets were approximately $1.2 billion. The Pension Protection Act, enacted in August 2006, will require underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. On November 25, 2008, we decided to amend our defined benefit pension and benefits restoration plans to freeze future accruals under such plans. Effective February 1, 2009, we discontinued future benefit accruals for current salaried employees. We may be required to make significant cash contributions in the future, a portion of which we may not be able to immediately charge through our government contracts.
     Additionally, we inadvertently failed to register with the SEC the issuance of certain of our common shares under our defined contribution 401(k) employee benefit plan (“the Plan”). As a result, certain purchasers of securities pursuant to the Plan may have the right to rescind their purchases for an amount equal to the purchase price paid for the securities (or if such security has been disposed of, to receive damages with respect to any loss on such disposition) plus interest from the date of purchase. We intend to make a registered rescission offer to eligible Plan participants which could result in the purchase of approximately 0.7 million shares of common stock which will require an amendment to our Senior Credit Facility (see Note 9 in Notes to Unaudited Condensed Consolidated Financial Statements).

     As disclosed in Notes 8(a) and 8(b) of the Notes to Unaudited Condensed Consolidated Financial Statements, we have exposure for certain legal and environmental matters. We believe that it is currently not possible to estimate the impact, if any, that the ultimate resolution of certain of these matters will have on our financial position, results of operations, or cash flows.
     Major factors that could adversely impact our forecasted operating cash and our financial condition are described in the section “Risk Factors” in Item 1A of our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2008. In addition, our liquidity and financial condition will continue to be affected by changes in prevailing interest rates on the portion of debt that bears interest at variable interest rates.
Forward-Looking Statements
     Certain information contained in this report should be considered “forward-looking statements” as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words “believe,” “estimate,” “anticipate,” “project” and “expect,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation and anticipated costs of capital. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Some important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in the section “Risk Factors” in Item 1A of our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2008 include, but are not limited to, the following:
•	the cost of servicing the Company’s debt and the Company’s ability to comply with the financial and other covenants contained in the Company’s debt agreements;

•	economic conditions that could affect the Company’s ability to refinance its existing debt;

•	the ability of the Company to obtain consent of its lenders under the Senior Credit Facility on terms favorable to the Company to refinance its debt and to effect a rescission offer;

•	the Company’s plans to effect a rescission offer relating to its 401(k) employee benefit plan;

•	the funded status of the Company’s defined benefit pension plan and the Company’s obligation to make cash contributions to such pension plan;

•	effects of changes in discount rates, actual returns on plan assets, and government regulations of defined benefit pension plans;

•	the possibility that environmental and other government regulations that impact the Company become more stringent or subject the Company to material liability in excess of its established reserves;

•	requirements to provide guarantees and/or letters of credit to financially assure the Company’s environmental or other obligations;

•	changes in the amount recoverable from environmental claims;

•	environmental claims related to the Company’s current and former businesses and operations;

•	the results of significant litigation;

•	cancellation or material modification of one or more significant contracts;

•	future reductions or changes in U.S. government spending;

•	failure to comply with regulations applicable to contracts with the U.S. government;

•	significant competition and the Company’s inability to adapt to rapid technological changes;

•	product failures, schedule delays or other problems with existing or new products and systems or cost-overruns on the Company’s fixed-price contracts;

•	the release or explosion of dangerous materials used in the Company’s businesses;

•	reduction in airbag propellant sales volume;

•	disruptions in the supply of key raw materials and difficulties in the supplier qualification process, as well as raw materials price increases;

•	changes in economic and other conditions in the Sacramento, California metropolitan area real estate market or changes in interest rates affecting real estate values in that market;

•	the Company’s limited experience in real estate activities and the ability to execute its real estate business plan including the Company’s ability to obtain or caused to be obtained, the necessary final governmental zoning, land use and environmental approvals and building permits;

•	effects of changes in board membership and management on the Company’s operations and/or business strategy;

•	the Company’s property being subject to federal, state and local regulations and restrictions that may impose significant limitations on the Company’s plans, with much of the Company’s property being raw land located in areas that include the natural habitats of various endangered or protected wildlife species;

•	costs and time commitment related to potential acquisition activities;

•	additional costs related to the Company’s divestitures;

•	a strike or other work stoppage or the Company’s inability to renew collective bargaining agreements on favorable terms;

•	the loss of key employees and shortage of available skilled employees to achieve anticipated growth;

•	fluctuations in sales levels causing the Company’s quarterly operating results to fluctuate;

•	occurrence of liabilities that are inadequately covered by indemnity or insurance;

•	changes in the Company’s contract-related accounting estimates;

•	new accounting standards that could result in changes to the Company’s methods of quantifying and recording accounting transactions;

•	failure to maintain effective internal controls in accordance with the Sarbanes-Oxley Act; and

•	those risks detailed from time to time in the Company’s reports filed with the SEC.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes to our disclosures related to certain market risks as reported under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2008, except as noted below.
Interest Rate Risk
     We are exposed to market risk principally due to changes in domestic interest rates. Debt with interest rate risk includes borrowings under our Senior Credit Facility. Other than pension assets, we do not have any significant exposure to interest rate risk related to our investments.
     As of February 28, 2009, our debt totaled $439.7 million: $370.9 million, or 84%, was at an average fixed rate of 4.75%; and $68.8 million, or 16%, was at a variable rate of 3.51%.
     The estimated fair value of our total debt was $265.1 million as of February 28, 2009 compared to a carrying value of $439.7 million. The fair values of the term loan, convertible subordinated notes, senior subordinated notes, and convertible subordinated debentures were determined based on quoted market prices as of February 28, 2009. The fair value of the remaining debt was determined to approximate carrying value.
Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Except as disclosed in Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements, which is incorporated herein by reference, there have been no significant developments in the pending legal proceedings as previously reported in Part 1 Item 3, Legal Proceedings in our Annual Report on Form 10-K for the fiscal year ended November 30, 2008.
     Vinyl Chloride Cases. The following table sets forth information related to our historical product liability costs associated with our vinyl chloride litigation cases.

	Three Months	Year	Year
	Ended	Ended,	Ended
	Feb. 28,	Nov. 30,	Nov. 30,
	2009	2008	2007
	(dollars in thousands)
Claims filed	—	—	2
Claims dismissed	—	—	1
Claims settled	—	2	6
Claims pending	1	1	3
Aggregate settlement costs	$—	$6	$849
Average settlement costs	$—	$3	$141
     Legal and administrative fees for the vinyl chloride cases for fiscal 2008 and fiscal 2007 were $0.3 million.
     Asbestos Cases. The following table sets forth information related to our historical product liability costs associated with our asbestos litigation cases.

	Three Months	Year	Year
	Ended	Ended,	Ended
	Feb. 28,	Nov. 30,	Nov. 30,
	2009	2008	2007
	(dollars in thousands)
Claims filed	11	33 *	57 *
Claims consolidated	21	—	—
Claims dismissed	9	31	43
Claims settled	—	5	8
Claims pending	138	157	160
Aggregate settlement costs	$—	$246	$72
Average settlement costs	$—	$49	$9

*	This number is net of two cases tendered to a third party under a contractual indemnity obligation.
     Legal and administrative fees for the asbestos cases for the first quarter of fiscal 2009 were $0.1 million. Legal and administrative fees for the asbestos cases for fiscal years 2008 and 2007 were $0.5 million and $0.9 million, respectively.
Item 1A. Risk Factors.
     There have been no material changes from our risk factors as previously reported in our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2008.
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
SIGNATURES
Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GenCorp Inc.
Date: March 27, 2009	By:	/s/ J. Scott Neish
J. Scott Neish
Interim President and Interim Chief Executive Officer (Principal Executive Officer)

Date: March 27, 2009	By:	/s/ Kathleen E. Redd
Kathleen E. Redd
Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
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