Form 10-Q
period 2009-05-31
GENCORP INC
filed 2009-07-07
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: May 31, 2009
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
Registrant’s telephone number, including area code (916) 355-4000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronic and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 29, 2009, there were 58.5 million outstanding shares of our Common Stock, including redeemable common stock, $0.10 par value.

GenCorp Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended May 31, 2009

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
GenCorp Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended May 31,		Six months ended May 31,
	2009	2008	2009	2008
	(In millions, except per share amounts)
Net Sales	$183.0	$194.7	$353.9	$371.3
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	152.7	161.7	301.6	320.5
Selling, general and administrative	2.8	(0.2)	4.9	0.9
Depreciation and amortization	7.5	6.6	14.9	13.1
Other (income) expense, net	(0.3)	0.4	(0.7)	0.5
Unusual items:
Shareholder agreement and related costs	(0.1)	12.7	1.7	13.8
Loss on debt	0.2	—	0.2	—
Unrecoverable portion of legal matters	0.3	1.1	0.7	1.1

Total operating costs and expenses	163.1	182.3	323.3	349.9
Operating income	19.9	12.4	30.6	21.4
Non-operating (income) expense
Interest income	(0.4)	(0.9)	(0.9)	(2.3)
Interest expense	6.4	6.8	13.1	14.1

Total non-operating (income) expense	6.0	5.9	12.2	11.8
Income from continuing operations before income taxes	13.9	6.5	18.4	9.6
Income tax provision (benefit)	1.5	(0.4)	(19.0)	(0.6)

Income from continuing operations	12.4	6.9	37.4	10.2
Loss from discontinued operations, net of income taxes	(1.4)	—	(5.2)	(0.3)

Net income	$11.0	$6.9	$32.2	$9.9

Income (Loss) Per Share of Common Stock
Basic
Income per share from continuing operations	$0.21	$0.12	$0.64	$0.18
Loss per share from discontinued operations, net of income taxes	(0.02)	—	(0.09)	(0.01)

Net income per share	$0.19	$0.12	$0.55	$0.17

Diluted
Income per share from continuing operations	$0.20	$0.12	$0.60	$0.18
Loss per share from discontinued operations, net of income taxes	(0.02)	—	(0.08)	(0.01)

Net income per share	$0.18	$0.12	$0.52	$0.17

Weighted average shares of common stock outstanding	58.5	57.1	58.4	56.9

Weighted average shares of common stock outstanding, assuming dilution	66.6	57.1	66.5	57.0

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	May 31,	November 30,
	2009	2008
	(In millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$126.9	$92.7
Accounts receivable	96.8	97.3
Inventories	59.5	70.4
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	36.6	43.7
Grantor trust	3.1	1.6
Prepaid expenses and other	23.0	17.6
Income tax receivable	25.2	10.6
Assets of discontinued operations	—	0.1

Total Current Assets	371.1	334.0
Noncurrent Assets
Property, plant and equipment, net	131.1	137.9
Real estate held for entitlement and leasing	52.4	49.3
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	160.8	169.8
Prepaid pension asset	80.1	76.5
Grantor trust	19.5	29.3
Goodwill	94.9	94.9
Intangible assets	19.3	20.1
Other noncurrent assets, net	86.5	93.9

Total Noncurrent Assets	644.6	671.7

Total Assets	$1,015.7	$1,005.7

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings and current portion of long-term debt	$126.4	$2.0
Accounts payable	21.2	32.7
Reserves for environmental remediation costs	52.9	65.2
Postretirement medical and life benefits	7.1	7.1
Advance payments on contracts	61.7	46.7
Other current liabilities	110.6	93.7
Liabilities of discontinued operations	—	1.0

Total Current Liabilities	379.9	248.4
Noncurrent Liabilities
Senior debt	67.9	68.3
Senior subordinated notes	97.5	97.5
Convertible subordinated notes	146.4	271.4
Other debt	0.7	1.4
Deferred income taxes	8.8	8.3
Reserves for environmental remediation costs	184.0	193.0
Postretirement medical and life benefits	64.8	66.8
Other noncurrent liabilities	63.9	78.1

Total Noncurrent Liabilities	634.0	784.8

Total Liabilities	1,013.9	1,033.2
Commitments and Contingencies (Note 8)
Redeemable common stock, par value of $0.10; 0.7 million shares issued and outstanding as of May 31, 2009; 0.8 million shares issued and outstanding as of November 30, 2008 (Note 9)	7.0	7.6
Shareholders’ Deficit
Preference stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 58.5 million shares issued and outstanding as of May 31, 2009; 57.3 million shares issued and outstanding as of November 30, 2008	5.8	5.7
Other capital	209.8	207.7
Accumulated deficit	(184.6)	(216.8)
Accumulated other comprehensive loss, net of income taxes	(36.2)	(31.7)

Total Shareholders’ Deficit	(5.2)	(35.1)

Total Liabilities and Shareholders’ Deficit	$1,015.7	$1,005.7

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Statement of Shareholders’ Deficit
(Unaudited)

						Accumulated
						Other	Total
	Comprehensive	Common Stock		Other	Accumulated	Comprehensive	Shareholders’
	Income (Loss)	Shares	Amount	Capital	Deficit	Loss	Deficit
	(In millions, except share and per share amounts)
November 30, 2008		57,253,401	$5.7	$207.7	$(216.8)	$(31.7)	$(35.1)
Net income	$32.2	—	—	—	32.2	—	32.2
Recognized net actuarial losses	(4.5)	—	—	—	—	(4.5)	(4.5)
Reclassification from redeemable common stock	—	48,243	—	0.6	—	—	0.6
Shares issued under stock option, stock incentive, and savings plans	—	1,193,877	0.1	1.5	—	—	1.6

May 31, 2009	$27.7	58,495,521	$5.8	$209.8	$(184.6)	$(36.2)	$(5.2)

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	May 31,	May 31,
	2009	2008
	(In millions)
Operating Activities
Net income	$32.2	$9.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss from discontinued operations	5.2	0.3
Depreciation and amortization	14.9	13.1
Stock-based compensation	0.1	1.4
Loss on debt	0.2	—
Savings plan expense, net	1.5	3.9
Changes in assets and liabilities:
Accounts receivable	0.5	6.8
Inventories	10.9	(6.8)
Grantor trust	8.3	(35.2)
Prepaid expenses and other	2.7	0.4
Income tax receivable	(14.6)	(7.8)
Real estate held for entitlement and leasing	(3.3)	(4.1)
Other noncurrent assets	10.6	17.8
Accounts payable	(11.5)	(2.1)
Income taxes payable	—	3.5
Postretirement medical and life insurance benefits	(6.0)	(5.3)
Advance payments on contracts	15.0	(11.1)
Other current liabilities	(2.2)	4.8
Deferred income taxes	0.5	0.3
Other noncurrent liabilities	(23.7)	(9.4)

Net cash provided by (used in) continuing operations	41.3	(19.6)
Net cash used in discontinued operations	(0.5)	(0.3)

Net Cash Provided By (Used in) Operating Activities	40.8	(19.9)
Investing Activities
Capital expenditures	(4.5)	(7.6)

Net Cash Used in Investing Activities	(4.5)	(7.6)
Financing Activities
Debt issuance costs	(0.4)	—
Debt repayments	(1.7)	(6.0)

Net Cash Used in Financing Activities	(2.1)	(6.0)

Net Increase (Decrease) in Cash and Cash Equivalents	34.2	(33.5)
Cash and Cash Equivalents at Beginning of Period	92.7	92.3

Cash and Cash Equivalents at End of Period	$126.9	$58.8

Supplemental Disclosures of Cash Flow Information
Non-cash financing of an environmental remediation settlement with a promissory note	$—	$0.6
See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Basis of Presentation and Nature of Operations
     GenCorp Inc. (“GenCorp” or “the Company”) has prepared the accompanying Unaudited Condensed Consolidated Financial Statements, including its accounts and the accounts of its wholly owned and majority-owned subsidiaries, in accordance with the instructions to Form 10-Q. The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all of the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2008, as filed with the Securities and Exchange Commission (“SEC”). The prior period unaudited condensed consolidated statement of operations presentation has been changed to conform to the current year’s presentation.
     The Company believes the accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments, including normal recurring accruals, necessary for a fair statement of its financial position, results of operations, and cash flows for the periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the operating results for interim periods may not be indicative of the results of operations for a full year.
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
     On August 31, 2004, the Company completed the sale of its GDX Automotive (“GDX”) business. The remaining subsidiaries of GDX, including Snappon SA, are classified as discontinued operations in these Unaudited Condensed Consolidated Financial Statements (see Note 12).
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

Capital Structure
     The Company’s 4% Contingent Convertible Subordinated Notes (“4% Notes”) that were issued in January 2004 provide the holders of the 4% Notes with the right to require the Company to repurchase for cash all or a portion of the outstanding $125.0 million 4% Notes on January 16, 2010 at a price equal to 100% of the principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any. Additionally, the Company’s 2 1/4% Convertible Subordinated Debentures (“2 1/4% Debentures”) that were issued in November and December 2004 provide the holders of the 2 1/4% Debentures with the right to require the Company to repurchase all or part of the outstanding $146.4 million 2 1/4% Debentures on November 20, 2011 at a price equal to 100% of the principal amount plus accrued and unpaid interest, including liquidated damages, if any, payable in cash, to but not including the repurchase date, plus, in certain circumstances, a make-whole premium, payable in common stock.
     In July 2008, the Company requested an amendment to its $280.0 million senior credit facility (“Senior Credit Facility”) in order to, among other things, allow the Company to make a registered rescission offer to eligible participants in the Company’s 401(k) plan (see Note 9). The lenders responded by requesting additional changes to the terms and conditions of the Senior Credit Facility. The Company decided not to accept the lenders’ offer since intervening developments made it apparent that the Company would require additional changes to the Senior Credit Facility regarding the repurchase and/or refinancing of the Company’s 4% Notes. The Company’s Senior Credit Facility contains certain restrictions surrounding the ability of the Company to refinance its subordinated debt, including the 4% Notes and 2 1/4% Debentures, including provisions that except on terms no less favorable to the Senior Credit Facility, the Company’s subordinated debt cannot be refinanced prior to maturity. Furthermore, provided that the Company has cash and cash equivalents of at least $25 million after giving effect thereto, the Company may redeem (with funds other than Senior Credit Facility proceeds) the subordinated notes to the extent required by the mandatory redemption provisions of the subordinated note indentures. Given the Company’s current and forecasted liquidity through January 2010, in the event the 4% Notes are put to the Company, the Company may not have the liquidity to immediately repay the holders of the 4% Notes.
     Accordingly, with the assistance of the Company’s financial advisors, the Company is currently evaluating its options regarding possible required repurchase of the 4% Notes and is in discussion with the agent of its Senior Credit Facility in order to revise the amendment request to take these additional changes into consideration. The Company has engaged Imperial Capital, LLC to facilitate its efforts to amend the Senior Credit Facility and to refinance the subordinated debt. There can be no assurance that the Company will be able to obtain the consent of lenders under the Senior Credit Facility or that, as a condition to consent, the lenders will not require that the terms of the Senior Credit Facility be amended in a manner that is unfavorable and possibly unacceptable to the Company, including a possible increase in interest, fees, reduction in the amount of the funds available, and adverse covenant changes. Furthermore, the current financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency, and equity markets. The Company will need to access credit markets to amend the Senior Credit Facility to allow for the repurchase and /or refinancing of the outstanding 4% Notes in January 2010. In addition, the failure to pay principal on the 4% Notes when due is an immediate default under the Senior Credit Facility, and after the lapse of appropriate grace periods, causes a cross default on the outstanding $146.4 million 2 1/4% Debentures and $97.5 million 9 1/2% Senior Subordinated Notes (“9 1/2% Notes”).
     The Company believes that if it is unable to amend the Senior Credit Facility and obtain financing to repurchase the 4% Notes on favorable terms before January 2010 this could raise a substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements for the six month period ended May 31, 2009 do not include any adjustments that might result from the outcome of this uncertainty. For additional discussion of the Company’s debt instruments, please see the discussion in Note 7 and the Company’s Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2008.
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
     In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. The adoption of SFAS 160 will change the accounting treatment for minority interests on a prospective basis beginning December 1, 2009. As of May 31, 2009, the Company did not have any minority interests. Accordingly, the adoption of SFAS 160 is not expected to impact the Company’s consolidated financial statements.
     In May 2008, the FASB issued Staff Position Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which is effective for fiscal years beginning after December 15, 2008. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. FSP APB 14-1 also specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company is currently evaluating the effect of FSP APB 14-1 and has not yet determined the impact of the standard on its financial position or results of operations. However, the Company believes the adoption of FSP APB 14-1 will significantly increase non-cash interest expense.
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

2. Income (Loss) Per Share of Common Stock
     A reconciliation of the numerator and denominator used to calculate basic and diluted income (loss) per share of common stock (“EPS”) is presented in the following table:

	Three months ended May 31,		Six months ended May 31,
	2009	2008	2009	2008
	(In millions, except per share amounts; shares in thousands)
Numerator:
Income from continuing operations	$12.4	$6.9	$37.4	$10.2
Loss from discontinued operations, net of income taxes	(1.4)	—	(5.2)	(0.3)

Net income for basic earnings per share	11.0	6.9	32.2	9.9
Interest on contingent convertible subordinated notes	1.3	—	2.5	—

Net income available to common shareholders, as adjusted for diluted earnings per share	$12.3	$6.9	$34.7	$9.9

Denominator:
Basic weighted average shares	58,480	57,074	58,373	56,902
Effect of:
4% Notes	8,101	—	8,101	—
Employee stock options	—	38	—	67
Restricted stock awards	—	—	1	—

Diluted weighted average shares	66,581	57,112	66,475	56,969

Basic EPS:
Income per share from continuing operations	$0.21	$0.12	$0.64	$0.18
Loss per share from discontinued operations, net of income taxes	(0.02)	—	(0.09)	(0.01)

Net income per share	$0.19	$0.12	$0.55	$0.17

Diluted EPS:
Income per share from continuing operations	$0.20	$0.12	$0.60	$0.18
Loss per share from discontinued operations, net of income taxes	(0.02)	—	(0.08)	(0.01)

Net income per share	$0.18	$0.12	$0.52	$0.17

     The following table sets forth the potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2009	2008	2009	2008
4% Notes	—	8,101	—	8,101
Employee stock options	1,101	875	1,101	667
Restricted stock awards	29	11	28	11

Total potentially dilutive securities	1,130	8,987	1,129	8,779

     The Company’s 2 1/4% Debentures were not included in the computation of diluted earnings per share because the market price of the common stock did not exceed the conversion price and only the conversion premium for these debentures is settled in common shares.
3. Stock-Based Compensation
     Total stock-based compensation expense by type of award for the second quarter and first half of fiscal 2009 and 2008 was as follows:

	Three months ended May 31,		Six months ended May 31,
	2009	2008	2009	2008
	(In millions, except per share amounts)
Stock appreciation rights	$—	$0.2	$0.1	$(0.2)
Restricted stock, service based	—	0.6	—	0.7
Restricted stock, performance based	—	0.7	—	0.9

Total stock-based compensation expense	$—	$1.5	$0.1	$1.4

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
4. Unusual Items
     On March 5, 2008, the Company entered into a second amended and restated shareholder agreement (“Shareholder Agreement”) with Steel Partners II L.P. with respect to the election of Directors for the 2008 Annual Meeting and certain other related matters which resulted in a charge of $13.8 million in the first half of fiscal 2008, including the reclassification of $1.1 million of selling, general and administrative expenses incurred in the first quarter of fiscal 2008. Additionally, during the first quarter of fiscal 2009, the Company incurred a charge of $1.8 million associated with an executive severance agreement. The charges (credits) for the Shareholder Agreement and related matters were comprised of the following:

	Three months ended May 31,		Six months ended May 31,
	2009	2008	2009	2008
		(In millions)
Increases in pension benefits primarily for certain of the Company’s officers	$—	$5.3	$—	$5.3
Executive severance agreements	(0.1)	4.1	1.7	4.1
Accelerated vesting of stock appreciation rights	—	1.1	—	1.1
Accelerated vesting of restricted stock, service based	—	0.6	—	0.6
Accelerated vesting of restricted stock, performance based	—	0.7	—	0.7
Professional fees and other	—	0.9	—	2.0

	$(0.1)	$12.7	$1.7	$13.8

     In the second quarter of fiscal 2008, the Company recorded a charge of $1.1 million related to the estimated unrecoverable costs of legal matters, including $0.9 million for realized losses and interest associated with the failure to register with the SEC the issuance of certain of its common shares under its defined contribution 401(k) employee benefit plan (see Note 9). In the first half of fiscal 2009, the Company recorded an additional charge of $0.7 million for realized losses and interest associated with its failure to register with the SEC the issuance of certain of its common shares under its defined contribution 401(k) employee benefit plan. Additionally, the Company recorded a loss of $0.2 million related to the Senior Credit Facility amendment (see Note 7).
5. Income Taxes
     As of December 1, 2007, the Company adopted FIN 48 and had $3.2 million of unrecognized tax benefits, $3.0 million of which would impact its effective tax rate, if recognized. The adoption resulted in a reclassification of certain tax liabilities from current to non-current, a reclassification of certain tax indemnification liabilities from income taxes payable to other current liabilities, and a cumulative effect adjustment benefit of $9.1 million that was recorded directly to the Company’s accumulated deficit. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties are immaterial at the date of adoption and are included in unrecognized tax benefits. As of May 31, 2009, the Company’s accrued interest and penalties related to uncertain tax positions is immaterial. The tax years ended November 30, 2005 through November 30, 2008 remain open to examination for U.S. federal income tax purposes. For the Company’s other major taxing jurisdictions, the tax years ended November 30, 2004 through November 30, 2008 remain open to examination.
     The income tax benefit of $19.0 million in the first half of fiscal 2009 is primarily related to new guidance that was published by the Chief Counsel’s Office of the Internal Revenue Service (“IRS”) in December 2008 clarifying which costs qualify for ten-year carryback of tax net operating losses for refund of prior years’ taxes. As a result of the clarifying language, the Company recorded during the first quarter of fiscal 2009 an income tax benefit of $19.7 million, of which $14.5 million is for the release of the valuation allowance associated with the utilization of the qualifying tax net operating losses and $5.2 million is for the recognition of affirmative claims related to previous uncertain tax positions associated with prior years refund claims related to the qualifying costs.
6. Balance Sheet Accounts
a. Fair Value of Financial Instruments
     As of December 1, 2007, the Company adopted the provisions of SFAS 157 for financial instruments. Although the adoption of SFAS 157 did not materially impact the Company’s financial position or results of operations, the Company is now required to provide additional disclosures as part of its financial statements. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. As of May 31, 2009 and November 30, 2008, the Company’s only financial instruments, other than investments held by its defined benefit pension plan, were the Company’s investments in money market funds. The estimated fair value and carrying value of the Company’s investments in money market funds was $143.8 million, including $22.8 million in the grantor trust, as of May 31, 2009. The estimated fair value and carrying value of the Company’s investments in money market funds was $117.1 million, including $31.1 million in the grantor trust, as of November 30, 2008. The fair value of the money market fund investments was determined based on quoted market prices. In addition, the Company determined that the money market fund investments were a Level 1 asset as defined by SFAS 157.
     The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities. The estimated fair value and carrying value for the Company’s long-term debt is presented below (in millions):

	Fair Value		Carrying Value
	May 31,	November 30,	May 31,	November 30,
	2009	2008	2009	2008
		(In millions)
Term loan	$54.0	$53.4	$68.6	$69.0
9 1/2% Notes	63.3	76.1	97.5	97.5
4% Notes	98.8	77.5	125.0	125.0
2 1/4% Debentures	58.6	82.0	146.4	146.4
Other debt	1.4	2.7	1.4	2.7

	$276.1	$291.7	$438.9	$440.6

     The fair values of the term loan, 9 1/2% Notes, 4% Notes, and 2 1/4% Debentures were determined using broker quotes that are based on active markets of the Company’s debt securities as of May 31, 2009. The fair value of the remaining debt was determined to approximate carrying value.
b. Accounts Receivable

	May 31,	November 30,
	2009	2008
	(In millions)
Billed	$56.0	$49.3
Unbilled	39.9	45.8

Total receivables under long-term contracts	95.9	95.1
Other receivables	0.9	2.2

Accounts receivable	$96.8	$97.3

c. Inventories

	May 31,	November 30,
	2009	2008
	(In millions)
Long-term contracts at average cost	$231.3	$214.4
Progress payments	(175.7)	(147.3)

Total long-term contract inventories	55.6	67.1

Raw materials	0.1	0.2
Work in progress	2.9	2.7
Finished goods	0.9	0.4

Total other inventories	3.9	3.3

Inventories	$59.5	$70.4

     During the second quarter and first half of fiscal 2009, the Company had sales of inventories previously written down that had an original cost of $0.6 million and $0.7 million, respectively.

d. Property, Plant and Equipment, net

	May 31,	November 30,
	2009	2008
	(In millions)
Land	$33.2	$33.2
Buildings and improvements	145.8	146.2
Machinery and equipment	374.5	364.8
Construction-in-progress	6.7	14.0

	560.2	558.2
Less: accumulated depreciation	(429.1)	(420.3)

Property, plant and equipment, net	$131.1	$137.9

e. Other Noncurrent Assets, net

	May 31,	November 30,
	2009	2008
	(In millions)
Receivable from Northrop Grumman Corporation (see Note 8(c))	$49.6	$45.7
Deferred financing costs	8.2	12.8
Other	28.7	35.4

Other noncurrent assets, net	$86.5	$93.9

f. Other Current Liabilities

	May 31,	November 30,
	2009	2008
	(In millions)
Accrued compensation and employee benefits	$45.1	$43.8
Legal settlements	14.0	6.3
Interest payable	5.8	5.6
Deferred revenue	1.6	2.1
Contract loss provisions	3.6	4.3
Non-qualified pension liability	1.2	1.2
Other	39.3	30.4

Other current liabilities	$110.6	$93.7

g. Other Noncurrent Liabilities

	May 31,	November 30,
	2009	2008
	(In millions)
Legal settlements	$18.2	$26.6
Conditional asset retirement obligations	13.1	13.5
Deferred revenue	10.7	11.2
Deferred compensation	6.2	6.2
Non-qualified pension liability	13.4	13.1
Other	2.3	7.5

Other noncurrent liabilities	$63.9	$78.1

h. Accumulated Other Comprehensive Loss, Net of Income Taxes

	May 31,	November 30,
	2009	2008
	(In millions)
Net actuarial losses	$(40.2)	$(35.7)
Prior service credits	4.0	4.0

Accumulated other comprehensive loss, net of income taxes	$(36.2)	$(31.7)

7. Long-term Debt

	May 31,	November 30,
	2009	2008
	(In millions)
Term loan, bearing interest at various rates (rate of 2.93% as of May 31, 2009), payable in quarterly installments of $0.2 million plus interest, maturing in 2013	$68.6	$69.0

Total senior debt	68.6	69.0

Senior subordinated notes, bearing interest at 9.50% per annum, interest payments due in February and August, maturing in 2013	97.5	97.5

Total senior subordinated notes	97.5	97.5

Contingent convertible subordinated notes, bearing interest at 4.00% per annum, interest payments due in January and July, maturing in 2024	125.0	125.0
Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in 2024	146.4	146.4

Total convertible subordinated notes	271.4	271.4

Promissory note, bearing interest at 5.00% per annum, payable in annual installments of $0.7 million plus interest, maturing in 2011	1.4	2.1
Promissory note, bearing no interest through maturity in 2009	—	0.6

Total other debt	1.4	2.7

Total debt	438.9	440.6
Less: Amounts due within one year	(126.4)	(2.0)

Total long-term debt	$312.5	$438.6

     The holders of the 4% Notes may require the Company to repurchase for cash all or a portion of the outstanding $125.0 million 4% Notes on January 16, 2010 at a price equal to 100% of the principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any. Additionally, the holders of the 2 1/4% Debentures may require the Company to repurchase all or part of the outstanding $146.4 million 2 1/4% Debentures on November 20, 2011 at a price equal to 100% of the principal amount plus accrued and unpaid interest, including liquidated damages, if any, payable in cash, to but not including the repurchase date, plus, in certain circumstances, a make-whole premium, payable in common stock. The Company is seeking an amendment to its Senior Credit Facility to allow for the repurchase and/or refinancing of the 4% Notes and possibly other debt and to make a registered rescission offer to eligible plan participants in the defined contribution 401(k) employee benefit plan (see Note 9). The Company has engaged Imperial Capital, LLC to facilitate its efforts to amend the Senior Credit Facility and to refinance the subordinated debt. There can be no assurance that the Company will be able to obtain the consent of lenders under its Senior Credit Facility or that, as a condition to consent, the lenders will not require that the terms of the Senior Credit Facility be amended in a manner that is unfavorable to the Company, including a possible increase in interest and/or fees, reduction in capacity, revisions to payment terms, and covenant changes. See the discussion in Note 1 under the caption “Capital Structure” for additional information.
     The Company’s Senior Credit Facility provides for an $80.0 million revolving credit facility (“Revolver”) and a $200.0 million credit-linked facility, consisting of a $125.0 million letter of credit subfacility and a $75.0 million term loan subfacility. On May 1, 2009, the Company entered into the First Amendment and Consent (the “Amendment”) to the Company’s existing Amended and Restated Credit Agreement (the “Credit Agreement”), originally entered into as of June 21, 2007, by and among the Company, as borrower, the subsidiaries of the Company from time to time party thereto, as guarantors, the lenders from time to time party thereto (the “Lenders”) and Wachovia Bank, National Association, as administrative agent for the Lenders (the “Administrative Agent”).  Snappon SA, a French subsidiary of the Company, that is neither a Credit Party nor Significant Subsidiary (as defined under the Credit Agreement) and has no operations, has had legal judgments rendered against it under French law, aggregating $4.0 million related to wrongful discharge claims by certain former employees of Snappon SA.  Under the Amendment, the Required Lenders (as defined under the Credit Agreement) agreed (i) that an event of default will not be triggered with respect to the legal judgments rendered against Snappon SA, unless the judgments equal or exceed $10.0 million and shall not have been paid and satisfied, vacated, discharged, stayed or bonded pending appeal within thirty (30) days from the entry thereof and (ii) to consent to the commencement of voluntary or involuntary bankruptcy, insolvency or similar proceedings with respect to Snappon SA and that any such proceeding would not constitute an Event of Default under the Credit Agreement.  Additionally, the Company agreed to temporarily reduce its borrowing availability under the Revolving Loan (as defined therein) from $80.0 million to $60.0 million commencing on May 1, 2009 and ending on the earlier of (i) the date on which an amendment that permits the renewal, refinancing, or extension of the 4% Notes (as defined therein) has been approved by the Required Lenders and (ii) the date on which the Company redeems the 4% Notes in accordance with the terms of the Credit Agreement.
     As of May 31, 2009, the borrowing limit under the Revolver was $60.0 million with all of it available. Also as of May 31, 2009, the Company had $85.9 million outstanding letters of credit under the $125.0 million letter of credit subfacility and had permanently reduced the amount of its term loan subfacility to the $68.6 million outstanding.

     The Senior Credit Facility is collateralized by a substantial portion of the Company’s real property holdings and substantially all of the Company’s other assets, including the stock and assets of its material domestic subsidiaries that are guarantors of the facility. The Company is subject to certain limitations including the ability to: incur additional senior debt, release collateral, retain proceeds from asset sales and issuances of debt or equity, make certain investments and acquisitions, grant additional liens, and make restricted payments, including stock repurchases and dividends. In addition, the Senior Credit Facility contains certain restrictions surrounding the ability of the Company to refinance its subordinated debt, including the 4% Notes and 2 1/4% Debentures, including provisions that except on terms no less favorable to the Senior Credit Facility, the Company’s subordinated debt cannot be refinanced prior to maturity. Furthermore, provided that the Company has cash and cash equivalents of at least $25.0 million after giving effect thereto, the Company may redeem (with funds other than Senior Credit Facility proceeds) the subordinated notes to the extent required by the mandatory redemption provisions of the subordinated note indenture. The Company is also subject to the following financial covenants:

	Actual Ratios as of	Required Ratios	Required Ratios
Financial Covenant	May 31, 2009	Through November 30, 2009	December 1, 2009 and thereafter
Interest coverage ratio	4.15 to 1.00	Not less than: 2.25 to 1.00	Not less than: 2.25 to 1.00
Leverage ratio	3.40 to 1.00	Not greater than: 5.75 to 1.00	Not greater than: 5.50 to 1.00
     The Company was in compliance with its financial and non-financial covenants as of May 31, 2009.
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
     In December 2007, Aerojet was named as a defendant in a lawsuit brought by six individuals who allegedly resided in the vicinity of Aerojet’s Sacramento facility. The case is entitled Caldwell et al. v. Aerojet-General Corporation, Case No. 34-2000-00884000CU-TT-GDS, Sacramento County (CA) Superior Court and was served April 3, 2008. Plaintiffs allege that Aerojet contaminated groundwater to which plaintiffs were exposed and which caused plaintiffs illness and economic injury. Plaintiffs filed an amended complaint on February 25, 2008, naming additional plaintiffs. The amended complaint brings the total number of individuals on whose behalf suit has been filed to fourteen. Aerojet filed a demurrer to the complaint, which was denied by the trial court in December 2008. A hearing on the demurrer was held on December 11, 2008, and on January 21, 2009, the court overruled the demurrer, holding that the issue as to whether the plaintiffs were on actual notice of the potential source of their injuries is an issue of fact for trial that cannot be resolved on demurrer. On March 4, 2009, Aerojet filed a Petition for a Writ of Mandate with the California Court of Appeal 3d District, seeking reversal of the court’s ruling on the demurrer. On March 12, 2009, Aerojet’s Petition was denied by the Court of Appeal without comment. Aerojet will continue to seek dismissal of those claims at the trial court level. Aerojet has filed an answer to the complaint, denying liability and discovery has commenced. The Company is unable to make a reasonable estimate of the future costs of these claims.
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
     As of May 31, 2009, there was one vinyl chloride case pending against the Company which involves an employee at a facility owned or operated by others.
Asbestos Litigation
     The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases have been filed in Madison County, Illinois and San Francisco, California. There were 135 asbestos cases pending as of May 31, 2009.
     Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued for such contingencies.
Snappon SA Wrongful Discharge Claims
     In November 2003, the Company announced the closing of a manufacturing facility in Chartres, France owned by Snappon SA, a subsidiary of the Company, previously involved in the automotive business. In accordance with French law, Snappon SA negotiated with the local works’ council regarding the implementation of a social plan for the employees. Following the implementation of the social plan, approximately 188 of the 249 former Snappon employees sued Snappon SA in the Chartres Labour Court alleging wrongful discharge. The claims were heard in two groups. On February 19, 2009, the Versailles Court of Appeal issued a decision in favor of Group 2 plaintiffs and based on this, the Court awarded €1.9 million (plus interest). On April 7, 2009, the Versailles Court of Appeal issued a decision in favor of Group 1 plaintiffs and based on this, the Court awarded €1.0 million (plus interest). During the second quarter of fiscal 2009, Snappon SA filed for declaration of suspensions of payments with the clerk’s office of the Paris Commercial Court.
Other Legal Matters
     On August 31, 2004, the Company completed the sale of its GDX business to an affiliate of Cerberus Capital Management, L.P. (“Cerberus”). In accordance with the divestiture agreement, the Company provided customary indemnification to Cerberus for certain liabilities accruing prior to the closing of the transaction (“the Closing”). Cerberus notified the Company of a claim by a GDX customer that alleges that certain parts manufactured by GDX prior to the Closing failed to meet customer specifications. The

Company has assumed the defense of this matter and based on its investigation of the facts and defenses available under the contract and local law, and in November 2008 denied all liability for this claim. On January 23, 2009, GenCorp received correspondence from the GDX customer requesting that the Company provide it with a settlement proposal by February 6, 2009, threatening that it would initiate legal proceedings otherwise. GenCorp neither responded nor otherwise tolled the statute of limitations with negotiations. Nothing further has been received since then and no legal proceedings have been initiated.
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
     As of May 31, 2009, the aggregate range of these anticipated environmental costs was $236.9 million to $443.7 million and the accrued amount was $236.9 million. See Note 8(c) for a summary of the environmental reserve activity for the first quarter of fiscal 2009. Of these accrued liabilities, approximately 67% relates to the Sacramento, California site and approximately 23% to the Baldwin Park Operable Unit of the San Gabriel Valley, California site. Each of those two sites is discussed below. The balance of the accrued liabilities relates to other sites for which the Company’s obligations are probable and estimable.
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
     In August 2003, the County of Sacramento and the Sacramento County Water Agency (collectively, “SCWA”) and Aerojet entered into a water agreement (“Agreement”). Under the Agreement, Aerojet agreed to transfer remediated groundwater to SCWA. This was anticipated to satisfy Aerojet’s water replacement obligations in eastern Sacramento County. Subject to various provisions of the Agreement, including approval under California Environmental Quality Act, SCWA assumed Aerojet’s responsibility for providing replacement water to American States Water Company and other impacted water purveyors up to the amount of remediated water Aerojet transfers to the County of Sacramento (“County”). Aerojet also agreed to pay SCWA $12.5 million over several years toward the cost of constructing a replacement water supply project. If the amount of Aerojet’s transferred water was in excess of the replacement water provided to the impacted water purveyors, SCWA committed to make such excess water available to Aerojet.
     In April 2008, SCWA unilaterally terminated the Agreement. Subsequent to this unilateral termination of the Agreement, the Company and Boeing, successor to MDC, the former owner of the Inactive Rancho Cordova Test Site (“IRCTS”) entered into negotiations with SCWA in an attempt to resolve matters and reach a new agreement. Additionally, SCWA and Aerojet entered into a Tolling Agreement through June 30, 2009 tolling any suits or claims arising from environmental contamination or conditions on the former IRCTS property.
     On June 30, 2009, SCWA notified Aerojet and Boeing that it was not prepared to extend the tolling period and intended to file suit. On July 1, 2009, the County and SCWA filed a complaint against Aerojet and Boeing in the U.S. District Court for the Eastern District of California, in Sacramento, County of Sacramento; Sacramento County Water Agency v. Aerojet-General Corporation and The Boeing Corporation [sic], Civ. No. 2:09-at-1041. In the complaint, the County and SCWA alleged that because groundwater contamination from various sources including Aerojet, Boeing/MDC, and the former Mather Air Force Base, was continuing, the County and SCWA should be awarded unspecified monetary damages as well as declaratory and equitable relief. The complaint has not yet been served and the Company lacks sufficient information to assess the relative merits of the County’s and SCWA’s allegations and demands, and therefore, the Company cannot predict the outcome of this proceeding with any certainty at this time.
     This issue has no relation to or effect on the Company’s approved approximately 1,400 acre Easton Place and Glenborough at Easton project. At this time, the Company cannot assess whether the termination of the Aerojet/SCWA Agreement or the filing of the complaint will adversely affect the timing of entitlement approvals for the Rio del Oro at Easton or Westborough at Easton projects.
San Gabriel Valley Basin, California Site
Baldwin Park Operable Unit (“BPOU”)
     As a result of its former Azusa, California operations, in 1994 Aerojet was named a PRP by the U.S. EPA, primarily due to volatile organic compound (“VOC”) contamination in the area of the San Gabriel Valley Basin superfund site known as the BPOU. Between 1995 and 1997, the U.S. EPA issued Special Notice Letters to Aerojet and eighteen other companies requesting that they implement a groundwater remedy. Subsequently, additional contaminates were identified, namely: perchlorate, NDMA, and 1,4-dioxane. On June 30, 2000, the U.S. EPA issued a UAO ordering the PRPs to implement a remedy consistent with the 1994 Record of Decision (“ROD”). Aerojet, along with seven other PRPs (“the Cooperating Respondents”) signed a Project Agreement in late March 2002 with the San Gabriel Basin Water Quality Authority, the Main San Gabriel Basin Watermaster, and five water companies. The Project Agreement, which has a term of fifteen years, became effective May 9, 2002. Pursuant to the Project Agreement, the Cooperating Respondents fund through an escrow account: the capital, operational, maintenance, and administrative costs of certain treatment and water distribution facilities to be owned and operated by the water companies. There are also provisions in the Project Agreement for maintaining financial assurance in the form of cash or letters of credit. A significant amount of public funding is available to offset project costs. To date, Congress has appropriated approximately $77 million (so called Title 16 and Dreier funds), a portion of which is potentially available for payment of project costs. Approximately $41 million of the funding has been allocated to costs associated with the Project Agreement and additional funds may follow in later years.
     Aerojet and the other Cooperating Respondents entered into an interim allocation agreement that establishes the interim payment obligations of the Cooperating Respondents for the costs incurred pursuant to the Project Agreement. Under the interim allocation, Aerojet is responsible for approximately two-thirds of all project costs, including government oversight costs. All project costs are subject to reallocation among the Cooperating Respondents. The interim allocation agreement expired, but until recently all Cooperating Respondents were paying in accordance with their interim allocations. In July 2008, Fairchild Holding Corporation sued Aerojet and the other Cooperating Respondents in Federal District Court in Los Angeles in the action Fairchild Holding Corp et al v. Aerojet-General Corp, et al SA 08CV 722-ABC claiming that it did not have any liability and that it should recover amounts paid of approximately $2.6 million and should — as between the Cooperating Respondents — have no further obligation to pay project costs. Fairchild stopped making payments to the escrow account under the Project Agreement and claimed that it would not do so in the future unless ordered to do so by a court. Fairchild had been paying approximately 2.5% of the project costs as its allocation until it stopped paying. At the request of one of the Cooperating Respondents, the Court stayed all actions until mid-December 2008 to allow the parties an opportunity to participate in mediation. The mediation occurred in December 2008 and was not successful. Aerojet and the other Cooperating Respondents answered Fairchild’s complaint and many (including Aerojet) filed counterclaims against Fairchild Holding and third-party complaints against entities affiliated with Fairchild. Fairchild subsequently filed a First Amended Complaint adding the third-party affiliated entities as Plaintiffs in the litigation and Aerojet answered and filed counterclaims. To date, no other Cooperating Respondent has filed a claim against any non-Fairchild Cooperating Respondents to seek a reallocation. On March 18th, 2009, Fairchild filed for voluntary chapter 11 bankruptcy reorganization in the District of Delaware and as a result the Federal District Court in Los Angeles has stayed the Fairchild litigation. In light of Fairchild’s insolvency, the other Cooperating Respondents, including Aerojet, must make up Fairchild’s share of Project costs and its interim share of financial assurances required by the Project Agreement, although the amounts each Cooperating Respondent would be required to fund or pay has not been resolved.

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
Other Sites
     In August 2007, the Company, along with numerous other companies, received from the United States Department of Interior Fish and Wildlife Service (“USFWS”) a notice of a Natural Resource Damage (“NRD”) Assessment Plan for the Ottawa River and Northern Maumee Bay. The Company previously manufactured products for the automotive industry at a Toledo, Ohio site, which was adjacent to the Ottawa River. This facility was divested in 1990 and the Company indemnified the buyer for claims and liabilities arising out of certain pre-divestiture environmental matters. A group of PRPs, including GenCorp, was formed to respond to the NRD assessment and to pursue funding from the Great Lakes Legacy Act for primary restoration. The group has undertaken a restoration scoping study. Early data collection indicates that the primary restoration project total cost may be in the range of $38 — $41 million. The group has received a commitment for matching federal funds for the restoration project, which will consist of river dredging and land-filling river sediments. Based on a review of the current facts and circumstances with counsel, management has provided for what is believed to be a reasonable estimate of the loss exposure for this matter. Still unresolved at this time is the actual Natural Resource Damage Assessment itself. It is not possible to predict the outcome or timing of these types of assessments, which are typically lengthy processes lasting several years, or the amounts of or responsibility for these damages.
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
     A summary of the Company’s environmental reserve activity is shown below:

	November 30,	2009	2009	May 31,
	2008	Additions	Expenditures	2009
	(In millions)
Aerojet	$245.2	$6.6	$(26.4)	$225.4
Other Sites	13.0	—	(1.5)	11.5

Environmental Reserve	$258.2	$6.6	$(27.9)	$236.9

     As of May 31, 2009, the Aerojet reserves include $158.8 million for the Sacramento site, $55.1 million for BPOU, and $11.5 million for other Aerojet sites.
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

Pre-Close Environmental Costs	$20.0
Amount spent through May 31, 2009	(8.9)
Amount included as a component of reserves for environmental remediation costs in the unaudited condensed consolidated balance sheet as of May 31, 2009	(1.5)

Remaining Pre-Close Environmental Costs	$9.6

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

     Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations, with excess amounts carried forward to subsequent periods, and the total reimbursements will not exceed $189.7 million over the term of the agreement, which ends in 2028. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through May 31, 2009	(70.2)

Potential future cost reimbursements available	119.5
Receivable from Northrop in excess of the annual limitation included as a component of other noncurrent assets in the unaudited condensed consolidated balance sheet as of May 31, 2009	(49.6)
Amounts recoverable from Northrop in future periods included as a component of recoverable from the U.S. government and other third parties for environmental remediation costs in the unaudited condensed consolidated balance sheet as of May 31, 2009	(59.6)

Potential future recoverable amounts available under the Northrop Agreement	$10.3

Environmental reserves and estimated recoveries impact to Statement of Operations
     The expenses and benefits associated with adjustments to the environmental reserves are recorded as a component of other (income) expense, net in the unaudited condensed consolidated statements of operations. Summarized financial information for the impact of environmental reserves and recoveries to the unaudited condensed consolidated statements of operations is set forth below (in millions):

				Charge
			Total	(Income) to
			Estimated	Unaudited
	Estimated	Estimated	Recoverable	Condensed	Total
	Recoverable	Recoverable	Amounts Under	Consolidated	Environmental
	Amounts from	Amounts from	U.S. Government	Statement of	Reserve
	Northrop	U.S. Government	Contracts	Operations	Additions
Six months ended May 31, 2009	$1.6	$5.3	$6.9	$(0.3)	$6.6
Six months ended May 31, 2008	2.8	7.2	10.0	1.9	11.9
Three months ended May 31, 2009	$0.4	$1.8	$2.2	$(0.5)	$1.7
Three months ended May 31, 2008	1.6	3.8	5.4	0.9	6.3
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
     The changes in the carrying amount of asset retirement obligations since November 30, 2008 were as follows (in millions):

Balance as of November 30, 2008	$13.5
Adjustments and other, net	(0.9)
Accretion	0.5

Balance as of May 31, 2009	$13.1

9. Redeemable Common Stock
     The Company inadvertently failed to register with the SEC the issuance of certain of its common shares in its defined contribution 401(k) employee benefit plan (the “Plan”). As a result, certain Plan participants who purchased such securities pursuant to the Plan may have the right to rescind certain of their purchases for consideration equal to the purchase price paid for the securities (or if such security has been sold, to receive consideration with respect to any loss incurred on such sale) plus interest from the date of purchase. As of May 31, 2009, the Company has classified 0.7 million shares as redeemable common stock because the redemption features are not within the control of the Company. The Company may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares. These shares have always been treated as outstanding for financial reporting purposes. In June 2008, the Company filed a registration statement on Form S-8 to register future transactions in the GenCorp Stock Fund in the Plan. The Company intends to make a registered rescission offer to eligible plan participants which will require an amendment to the

Company’s Senior Credit Facility. The Company is seeking an amendment to the Senior Credit Facility. During the first half of fiscal 2009, the Company recorded a charge of $0.7 million for realized losses and interest associated with this matter.
10. Arrangements with Off-Balance Sheet Risk
     As of May 31, 2009, obligations required to be disclosed in accordance with FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others consisted of:
     — $85.9 million in outstanding commercial letters of credit expiring within the next twelve months, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.
     — Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to U.S. government agencies for environmental remediation activities.
     — Up to $1.7 million of reimbursements to Granite Construction Company (“Granite”) if the Company requests Granite to cease mining operations on certain portions of the Sacramento Land.
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
11. Retirement Benefits
     Pension Benefits — On November 25, 2008, the Company decided to amend the defined benefit pension and benefits restoration plans to freeze future accruals under such plans. Effective February 1, 2009 and July 3, 2009, future benefit accruals for current salaried employees and collective bargaining unit employees were discontinued, respectively. No employees lost their previously earned pension benefits. As a result of the amendment and freeze, the Company incurred a curtailment charge of $14.6 million in the fourth quarter of fiscal 2008 primarily due to the immediate recognition of unrecognized prior service costs.
     As of May 31, 2009, the assets of the Company’s defined benefit pension plan were approximately $1.3 billion. The Pension Protection Act of 2006 (“PPA”) will require underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. The estimated funded ratio for the Company’s defined benefit pension plan was 95%, which was above the 92% ratio required under the PPA, as amended in 2008. The estimated funded ratio uses an estimate of the actuarial calculation of the Company’s pension liabilities. Additionally, the asset values used for the November 30, 2008 funded ratio estimate used actual market values, whereas the law and relevant regulations allow several options for calculating asset values. The Company has not yet determined its measurement methodology for pension assets under the PPA. The final calculated PPA funded ratio as of November 30, 2008 is expected to be completed in the second half of 2009. Under the current law, the required ratio to be met as of the Company’s November 30, 2009 measurement date is 94%. The Company may be required to make significant cash contributions in the future, a portion of which the Company may not be able to charge immediately through its government contracts.

     Normal retirement age is 65, but certain plan provisions allow for earlier retirement. Pension benefits are calculated under formulas based on average earnings and length of service for salaried employees and under negotiated non-wage based formulas for hourly employees. The Company also sponsors a non-qualified Benefit Restoration Plan (“BRP”), which restores benefits that cannot be paid under the GenCorp qualified pension plan due to Internal Revenue Service limitations. These amounts are classified as non-qualified pension liabilities which are a component of other current and noncurrent liabilities in the unaudited condensed consolidated balance sheets as of May 31, 2009 and November 30, 2008, respectively (see Note 6 (f) and (g)). As a result of the Shareholder Agreement, the Company was required to fund into a grantor trust during fiscal 2008 an amount equal to $35.2 million which includes the non-qualified BRP pension liabilities (see Note 4).
     Medical and Life Benefits — The Company provides medical and life insurance benefits (“postretirement benefits”) to certain eligible retired employees, with varied coverage by employee group. Medical and life benefit obligations are unfunded.
     Defined Contribution 401(k) Benefits — The Company sponsors a defined contribution 401(k) plan and participation in the plan is available to all employees. Company contributions to the plan generally have been based on a percentage of employee contributions and, prior to April 15, 2009, the Company’s contributions to the plan had been invested entirely in the GenCorp Stock Fund. Effective January 15, 2009, for non-union employees, the Company discontinued the employer matching component to the defined contribution 401(k) plan. Effective March 15, 2009, exchanges into the GenCorp Stock Fund were no longer permitted. Effective April 15, 2009, all future contribution investment elections directed into the GenCorp Stock Fund were redirected to other investment options and the Company’s future union employee matching contributions are being made in cash. The Company also sponsors a BRP defined contribution plan designed to enable participants to continue to defer their compensation on a pre-tax basis when such compensation or the participants’ deferrals to tax-qualified plans exceed applicable Internal Revenue Code of 1986, as amended (“IRC”) limits. Under the BRP defined contribution plan, employees who are projected to be impacted by the IRC limits may, on an annual basis, elect to defer compensation earned in the current year such as salary and certain other incentive compensation. Any amounts that are deferred are recorded as liabilities. As a result of the Shareholder Agreement, the Company was required to fund into a grantor trust during fiscal 2008 an amount equal to $35.2 million which includes the BRP defined contribution plan liabilities (see Note 4).
     Components of net periodic benefit (income) expense for continuing operations are as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended
	May 31,	May 31,	May 31,	May 31,
	2009	2008	2009	2008
	(In millions)
Service cost	$1.1	$4.9	$—	$0.1
Interest cost on benefit obligation	22.3	24.2	1.3	1.3
Assumed return on plan assets	(25.9)	(31.0)	—	—
Amortization of prior service costs (credits)	—	0.5	—	(0.1)
Recognized net actuarial (gains) losses	(0.3)	3.8	(2.0)	(1.7)

Net periodic benefit (income) expense	$(2.8)	$2.4	$(0.7)	$(0.4)

	Pension Benefits		Postretirement Benefits
	Six months ended
	May 31,	May 31,	May 31,	May 31,
	2009	2008	2009	2008
	(In millions)
Service cost	$4.2	$9.8	$0.1	$0.2
Interest cost on benefit obligation	44.6	48.3	2.5	2.6
Assumed return on plan assets	(51.8)	(61.9)	—	—
Amortization of prior service costs (credits)	—	1.0	—	(0.1)
Recognized net actuarial (gains) losses	(0.5)	7.4	(4.0)	(3.4)

Net periodic benefit (income) expense	$(3.5)	$4.6	$(1.4)	$(0.7)

12. Discontinued Operations
     In November 2003, the Company announced the closing of a GDX manufacturing facility in Chartres, France owned by Snappon SA, a subsidiary of the Company. The decision resulted primarily from declining sales volumes with French automobile manufacturers. In June 2004, the Company completed the legal process for closing the facility and establishing a social plan. In fiscal 2004, an expense of approximately $14.0 million related to employee social costs was recorded in accordance with SFAS No. 146,

Accounting for Costs Associated with Exit or Disposal Activities. An expense of $1.0 million was recorded during fiscal 2005 primarily related to employee social costs that became estimable in fiscal 2005. During the first half of fiscal 2009, Snappon SA had legal judgments rendered against it under French law, aggregating $4.0 million related to wrongful discharge claims by certain former employees of Snappon SA. During the second quarter of fiscal 2009, Snappon SA filed for declaration of suspensions of payments with the clerk’s office of the Paris Commercial Court (see Note 8(a)).
     Summarized financial information for discontinued operations is set forth below:

	Three months ended May 31,		Six months ended May 31,
	2009	2008	2009	2008
	(In millions)
Net sales	$—	$—	$—	$—
Foreign currency (losses) gains	(0.8)	0.1	(0.8)	0.2
(Loss) income before income taxes	(1.3)	0.1	(5.2)	(0.3)
Income tax provision	0.1	0.1	—	—
Net loss from discontinued operations	(1.4)	—	(5.2)	(0.3)
     As of November 30, 2008, the components of assets and liabilities of discontinued operations in the condensed consolidated balance sheets are as follows:

November 30,
2008
(In millions)
Assets of discontinued operations, consisting of other assets	$0.1

Accounts payable	$0.3
Other liabilities	0.7

Liabilities of discontinued operations	$1.0

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
     Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended May 31,		Six months ended May 31,
	2009	2008	2009	2008
Raytheon	34%	26%	34%	28%
Lockheed Martin	24%	26%	23%	25%
     Sales during the three and six months ended May 31, 2009 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled 89% and 90% of net sales, respectively. Sales during the three and six months ended May 31, 2008 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled 85% and 86% of net sales, respectively.

     Selected financial information for each reportable segment is as follows:

	Three months ended May 31,		Six months ended May 31,
	2009	2008	2009	2008
	(In millions)
Net Sales:
Aerospace and Defense	$181.5	$183.1	$350.8	$357.6
Real Estate	1.5	11.6	3.1	13.7

Total Net Sales	$183.0	$194.7	$353.9	$371.3

Segment Performance:
Aerospace and Defense	$20.1	$23.5	$34.7	$38.4
Environmental remediation provision adjustments	0.6	(0.7)	0.3	(1.4)
Retirement benefit plan income (expense)	2.9	(3.9)	3.6	(7.7)
Unusual items (see Note 4)	(0.3)	(1.1)	(0.7)	(1.1)

Aerospace and Defense Total	23.3	17.8	37.9	28.2
Real Estate	1.0	7.1	2.0	8.4

Total Segment Performance	$24.3	$24.9	$39.9	$36.6

Reconciliation of segment performance to income from continuing operations before income taxes:
Segment performance	$24.3	$24.9	$39.9	$36.6
Interest expense	(6.4)	(6.8)	(13.1)	(14.1)
Interest income	0.4	0.9	0.9	2.3
Corporate and other	(4.9)	(1.7)	(8.7)	(5.2)
Corporate retirement benefit plan income	0.6	1.9	1.3	3.8
Unusual items (see Note 4)	(0.1)	(12.7)	(1.9)	(13.8)

Income from continuing operations before income taxes	$13.9	$6.5	$18.4	$9.6

14. Condensed Consolidating Financial Information
     The Company is providing condensed consolidating financial information for its material domestic subsidiaries that have guaranteed the 9 1/2% Notes, and for those subsidiaries that have not guaranteed the 9 1/2% Notes. These 100 percent owned subsidiary guarantors have, jointly and severally, fully and unconditionally guaranteed the 9 1/2% Notes. The subsidiary guarantees are senior subordinated obligations of each subsidiary guarantor and rank (i) junior in right of payment with all senior indebtedness, (ii) equal in right of payment with all senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness, in each case, of that subsidiary guarantor. The subsidiary guarantees will also be effectively subordinated to any secured indebtedness of the subsidiary guarantor with respect to the assets securing that indebtedness. Absent both default and notice as specified in the Company’s Senior Credit Facility and agreements governing the Company’s outstanding convertible notes and the 9 1/2% Notes, there are no restrictions on the Company’s ability to obtain funds from its 100 percent owned subsidiary guarantors by dividend or loan.
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

Condensed Consolidating Statements of Operations
(Unaudited)

		Guarantor	Non-guarantor
Three Months Ended May 31, 2009 (In millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$183.0	$—	$—	$183.0
Cost of sales (exclusive of items shown separately below)	—	152.7	—	—	152.7
Selling, general and administrative	(0.2)	3.0	—	—	2.8
Depreciation and amortization	1.4	6.1	—	—	7.5
Interest expense	5.1	1.3	—	—	6.4
Other, net	0.3	(0.6)	—	—	(0.3)

(Loss) income from continuing operations before income taxes	(6.6)	20.5	—	—	13.9
Income tax (benefit) provision	(2.4)	3.9	—	—	1.5

(Loss) income from continuing operations	(4.2)	16.6	—	—	12.4
Loss from discontinued operations	(1.3)	—	(0.1)	—	(1.4)

(Loss) income before equity income of subsidiaries	(5.5)	16.6	(0.1)	—	11.0
Equity income (loss) of subsidiaries	16.5	—	—	(16.5)	—

Net income (loss)	$11.0	$16.6	$(0.1)	$(16.5)	$11.0

		Guarantor	Non-guarantor
Three Months Ended May 31, 2008 (In millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$194.7	$—	$—	$194.7
Cost of sales (exclusive of items shown separately below)	—	161.7	—	—	161.7
Selling, general and administrative	(6.1)	5.9	—	—	(0.2)
Depreciation and amortization	0.5	6.1	—	—	6.6
Interest expense	5.4	1.4	—	—	6.8
Other, net	12.2	1.1	—	—	13.3

(Loss) income from continuing operations before income taxes	(12.0)	18.5	—	—	6.5
Income tax (benefit) provision	(3.7)	3.3	—	—	(0.4)

(Loss) income from continuing operations	(8.3)	15.2	—	—	6.9
Income (loss) from discontinued operations	0.1	—	(0.1)	—	—

(Loss) income before equity income of subsidiaries	(8.2)	15.2	(0.1)	—	6.9
Equity income (losses) of subsidiaries	15.1	—	—	(15.1)	—

Net income (loss)	$6.9	$15.2	$(0.1)	$(15.1)	$6.9

		Guarantor	Non-guarantor
Six Months Ended May 31, 2009 (In millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$353.9	$—	$—	$353.9
Cost of sales (exclusive of items shown separately below)	—	301.6	—	—	301.6
Selling, general and administrative	(1.2)	6.1	—	—	4.9
Depreciation and amortization	2.7	12.2	—	—	14.9
Interest expense	10.4	2.7	—	—	13.1
Other, net	1.8	(0.8)	—	—	1.0

Loss (income) from continuing operations before income taxes	(13.7)	32.1	—	—	18.4
Income tax (benefit) provision	(25.7)	6.7	—	—	(19.0)

Income from continuing operations	12.0	25.4	—	—	37.4
Loss from discontinued operations	(1.4)	—	(3.8)	—	(5.2)

Income (loss) before equity income of subsidiaries	10.6	25.4	(3.8)	—	32.2
Equity income (loss) of subsidiaries	21.6	—	—	(21.6)	—

Net income (loss)	$32.2	$25.4	$(3.8)	$(21.6)	$32.2

		Guarantor	Non-guarantor
Six Months Ended May 31, 2008 (In millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$371.3	$—	$—	$371.3
Cost of sales (exclusive of items shown separately below)	—	320.5	—	—	320.5
Selling, general and administrative	(7.9)	8.8	—	—	0.9
Depreciation and amortization	0.9	12.2	—	—	13.1
Interest expense	11.4	2.7	—	—	14.1
Other, net	12.2	0.9	—	—	13.1

(Loss) income from continuing operations before income taxes	(16.6)	26.2	—	—	9.6
Income tax (benefit) provision	(7.9)	7.3	—	—	(0.6)

(Loss) income from continuing operations	(8.7)	18.9	—	—	10.2
Loss from discontinued operations	(0.2)	—	(0.1)	—	(0.3)

(Loss) income before equity income of subsidiaries	(8.9)	18.9	(0.1)	—	9.9
Equity income (losses) of subsidiaries	18.8	—	—	(18.8)	—

Net income (loss)	$9.9	$18.9	$(0.1)	$(18.8)	$9.9

Condensed Consolidating Balance Sheets
(Unaudited)

		Guarantor	Non-guarantor
May 31, 2009 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$138.4	$(11.6)	$0.1	$—	$126.9
Accounts receivable	—	96.8	—	—	96.8
Inventories	—	59.5	—	—	59.5
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	36.6	—	—	36.6
Grantor trust	2.8	0.3	—	—	3.1
Prepaid expenses and other	11.5	11.5	—	—	23.0
Income tax receivable	32.0	(6.8)	—	—	25.2

Total current assets	184.7	186.3	0.1	—	371.1
Property, plant and equipment, net	0.4	130.7	—	—	131.1
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	160.8	—	—	160.8
Prepaid pension asset	79.4	0.7	—	—	80.1
Grantor trust	12.3	7.2	—	—	19.5
Goodwill	—	94.9	—	—	94.9
Intercompany (payable) receivable, net	(55.5)	75.2	(19.7)	—	—
Other noncurrent assets and intangibles, net	322.3	149.9	9.9	(323.9)	158.2

Total assets	$543.6	$805.7	$(9.7)	$(323.9)	$1,015.7

Short-term borrowings and current portion of long-term debt	$126.4	$—	$—	$—	$126.4
Accounts payable	0.6	20.6	—	—	21.2
Reserves for environmental remediation costs	5.3	47.6	—	—	52.9
Other current liabilities, advance payments on contracts, and postretirement medical and life insurance benefits	36.7	142.7	—	—	179.4

Total current liabilities	169.0	210.9	—	—	379.9
Long-term debt	312.5	—	—	—	312.5
Reserves for environmental remediation costs	6.1	177.9	—	—	184.0
Other noncurrent liabilities	54.2	83.3	—	—	137.5

Total liabilities	541.8	472.1	—	—	1,013.9
Commitments and contingencies (Note 8)
Redeemable common stock (Note 9)	7.0	—	—	—	7.0
Total shareholders’ (deficit) equity	(5.2)	333.6	(9.7)	(323.9)	(5.2)

Total liabilities and shareholders’ equity (deficit)	$543.6	$805.7	$(9.7)	$(323.9)	$1,015.7

		Guarantor	Non-guarantor
November 30, 2008 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$103.7	$(11.2)	$0.2	$—	$92.7
Accounts receivable	—	97.3	—	—	97.3
Inventories	—	70.4	—	—	70.4
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	43.7	—	—	43.7
Grantor trust	1.3	0.3	—	—	1.6
Prepaid expenses and other	8.3	9.3	—	—	17.6
Income tax receivable	11.5	(0.9)	—	—	10.6
Assets of discontinued operations	—	—	0.1	—	0.1

Total current assets	124.8	208.9	0.3	—	334.0
Property, plant and equipment, net	0.4	137.5	—	—	137.9
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	169.8	—	—	169.8
Prepaid pension asset	76.8	(0.3)	—	—	76.5
Grantor trust	19.8	9.5	—	—	29.3
Goodwill	—	94.9	—	—	94.9
Intercompany (payable) receivable, net	(14.5)	29.6	(15.1)	—	—
Other noncurrent assets and intangibles, net	309.8	150.5	9.9	(306.9)	163.3

Total assets	$517.1	$800.4	$(4.9)	$(306.9)	$1,005.7

Short-term borrowings and current portion of long-term debt	$1.4	$0.6	$—	$—	$2.0
Accounts payable	0.7	32.0	—	—	32.7
Reserves for environmental remediation costs	6.4	58.8	—	—	65.2
Other current liabilities, advance payments on contracts, and postretirement medical and life insurance benefits	28.9	118.6	—	—	147.5
Liabilities of discontinued operations	—	—	1.0	—	1.0

Total current liabilities	37.4	210.0	1.0	—	248.4
Long-term debt	438.6	—	—	—	438.6
Reserves for environmental remediation costs	6.6	186.4	—	—	193.0
Other noncurrent liabilities	62.0	91.2	—	—	153.2

Total liabilities	544.6	487.6	1.0	—	1,033.2
Commitments and contingencies (Note 8)
Redeemable common stock (Note 9)	7.6	—	—	—	7.6
Total shareholders’ (deficit) equity	(35.1)	312.8	(5.9)	(306.9)	(35.1)

Total liabilities and shareholders’ equity (deficit)	$517.1	$800.4	$(4.9)	$(306.9)	$1,005.7

Condensed Consolidating Statements of Cash Flows
(Unaudited)

		Guarantor	Non-guarantor
Six Months Ended May 31, 2009 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(6.2)	$51.7	$(4.7)	$—	$40.8
Cash flows from investing activities:
Capital expenditures	—	(4.5)	—	—	(4.5)

Net cash used in investing activities	—	(4.5)	—	—	(4.5)
Cash flows from financing activities:
Net transfers (to) from parent	42.4	(47.0)	4.6	—	—
Repayments on notes payable and long-term debt, net	(1.1)	(0.6)	—	—	(1.7)
Other financing activities	(0.4)	—	—	—	(0.4)

Net cash provided by (used in) financing activities	40.9	(47.6)	4.6	—	(2.1)

Net increase (decrease) in cash and cash equivalents	34.7	(0.4)	(0.1)	—	34.2
Cash and cash equivalents at beginning of period	103.7	(11.2)	0.2	—	92.7

Cash and cash equivalents at end of period	$138.4	$(11.6)	$0.1	—	$126.9

		Guarantor	Non-guarantor
Six Months Ended May 31, 2008 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(43.2)	$24.2	$(0.9)	$—	$(19.9)
Cash flows from investing activities:
Capital expenditures	—	(7.6)	—	—	(7.6)

Net cash used in investing activities	—	(7.6)	—	—	(7.6)
Cash flows from financing activities:
Net transfers (to) from parent	16.6	(17.3)	0.7	—	—
Repayments on notes payable and long-term debt, net	(6.0)	—	—	—	(6.0)

Net cash provided by (used in) financing activities	10.6	(17.3)	0.7	—	(6.0)

Net decrease in cash and cash equivalents	(32.6)	(0.7)	(0.2)	—	(33.5)
Cash and cash equivalents at beginning of period	98.4	(6.7)	0.6	—	92.3

Cash and cash equivalents at end of period	$65.8	$(7.4)	$0.4	$—	$58.8

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
     Aerospace and Defense — includes the operations of Aerojet-General Corporation (“Aerojet”) which develops and manufactures propulsion systems for defense and space applications, armament systems for precision tactical weapon systems and munitions applications. We are one of the largest providers of such propulsion systems in the United States (“U.S.”) and the only U.S. company that provides both solid and liquid propellant based systems. Primary customers served include major prime contractors to the U.S. government, the Department of Defense (“DoD”), and the National Aeronautics and Space Administration (“NASA”).
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
     On August 31, 2004, we completed the sale of our GDX Automotive (“GDX”) business. The remaining subsidiaries after the sale of GDX, including Snappon SA, are classified as discontinued operations in these Unaudited Condensed Consolidated Financial Statements (see Note 12 of the Unaudited Condensed Consolidated Financial Statements).
Results of Operations
Net Sales:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2009	2008	Change*	2009	2008	Change*
	(In millions)
Net sales	$183.0	$194.7	$(11.7)	$353.9	$371.3	$(17.4)

*	Primary reason for change. The decrease in net sales for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 was primarily the result of the following: (i) lower sales volume on the Orion Program as a result of NASA funding constraints and (ii) sale of 400 acres of our Rio Del Oro property to Elliott Homes Inc. (“Elliott”) for a cash price of $10.0 million in the second quarter of fiscal 2008, partially offset by growth in the various Standard Missile programs.
     The decrease in net sales volume for the first half of fiscal 2009 compared to the first half of fiscal 2008 was primarily the result of the following: (i) sale of our Sacramento Land for $10.0 million in the second quarter of fiscal 2008; (ii) an additional week of operations in the first quarter of fiscal 2008 resulting in $19.1 million in sales; and (iii) lower sales volume on the Orion program, partially offset by growth in the various Standard Missile programs.

     Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended May 31,		Six months ended May 31,
	2009	2008	2009	2008
Raytheon	34%	26%	34%	28%
Lockheed Martin	24%	26%	23%	25%
Operating Income:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2009	2008	Change*	2009	2008	Change**
	(In millions, except percentage amounts)
Operating income	$19.9	$12.4	$7.5	$30.6	$21.4	$9.2
Percentage of net sales	10.9%	6.4%		8.6%	5.8%

*	Primary reason for change. The improved operating income for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 is due to the following:
•	Decrease of $13.4 million in unusual items. See discussion “Unusual Items” below.

•	Decrease of $5.5 million in employee retirement benefit expense primarily due to the freeze of the defined benefit pension and benefit restoration plans as well as the increase in the discount rate used to determine benefit obligations, partially offset by lower expected investment returns.

•	Decrease of $1.4 million in environmental remediation costs (see Note 8(c) of the Unaudited Condensed Consolidated Financial Statements).

•	The consumption of inventories previously written down that had an original cost of $0.6 million.
          The factors discussed above were partially offset by the following:
•	Recognition of a $6.8 million gain on the sale of 400 acres of our Sacramento Land in the second quarter of fiscal 2008.

•	Increase of $3.0 million in Selling, General and Administrative (“SG&A”). See discussion “Selling, General and Administrative” below.

•	Increase of $0.9 million in amortization due to the change in the fourth quarter of fiscal 2008 in the estimated life of the deferred financing costs for the 4% Contingent Convertible Subordinated Notes (“4% Notes”) and 2 1/4% Convertible Subordinated Debentures (“2 1/4% Debentures”).

•	Decrease in net sales during the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 and other resulting in a $2.7 million decline in operating income.
**	Primary reason for change. The improved operating income for the first half of fiscal 2009 compared to the first half of fiscal 2008 is due to the following:
•	Decrease of $12.3 million in unusual items. See discussion “Unusual Items” below.

•	Decrease of $8.8 million in employee retirement benefit expense primarily due to the freeze of the defined benefit pension and benefit restoration plans as well as the increase in the discount rate used to determine benefit obligations, partially offset by lower expected investment returns.

•	Decrease of $2.2 million in environmental remediation costs (see Note 8(c) of the Unaudited Condensed Consolidated Financial Statements).

•	The consumption of inventories previously written down that had an original cost of $0.7 million.
          The factors discussed above were partially offset by the following:
•	The sale of 400 acres of our Sacramento Land in the second quarter of fiscal 2008 resulting in a gain of $6.8 million.

•	Increase of $4.0 million in SG&A spending. See discussion “Selling, General and Administrative” below.

•	Increase of $1.8 million in amortization due to the change in the fourth quarter of fiscal 2008 in the estimated life of the deferred financing costs for the 4% Notes and 2 1/4% Debentures.

•	Decrease in net sales during the first half of fiscal 2009 as compared to the first half of fiscal 2008 and other resulting in a $2.2 million decline in operating income.
Cost of Sales (exclusive of items shown separately below):

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2009	2008	Change*	2009	2008	Change*
	(In millions, except percentage amounts)
Cost of sales (exclusive of items shown separately below)	$152.7	$161.7	$(9.0)	$301.6	$320.5	$(18.9)
Percentage of net sales	83.4%	83.1%		85.2%	86.3%

*	Primary reason for change. The slight increase in the costs of sales as a percentage of net sales in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 was primarily due to the recognition of a $6.8 million gain on the sale of 400 acres of our Sacramento Land in the second quarter of fiscal 2008, partially offset by the decrease of $6.8 million in non-cash aerospace and defense retirement benefit plan expenses primarily due to the freeze of the defined benefit pension and benefit restoration plans as well as the increase in the discount rate used to determine benefit obligations.
     The decrease in the costs of sales as a percentage of net sales in the first half of fiscal 2009 compared to the first half of fiscal 2008 was primarily due to the following: (i) decrease of $11.3 million of non-cash aerospace and defense retirement benefit plan expenses primarily due to the freeze of the defined benefit pension and benefit restoration plans as well as the increase in the discount rate used to determine benefit obligations and (ii) consumption of inventories previously written-down that had an original cost of $0.7 million and favorable contract performance on numerous programs as a result of a decrease in overhead spending and related overhead rates in fiscal 2009 compared to fiscal 2008, partially offset by the recognition of a $6.8 million gain on the sale of 400 acres of our Sacramento Land in the second quarter of fiscal 2008.
Selling, General and Administrative:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2009	2008	Change*	2009	2008	Change*
	(In millions, except percentage amounts)
Selling, general and administrative	$2.8	$(0.2)	$3.0	$4.9	$0.9	$4.0
Percentage of net sales	1.5%	—%		1.4%	—%

*	Primary reason for change. The increase in SG&A spending in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 is primarily the result of the following: (i) increase of $1.3 million in non-cash corporate retirement benefit plan expense primarily due to lower expected investment returns, partially offset by the increase in the discount rate used to determine benefit obligations; (ii) recognition of a $0.9 million benefit in the second quarter of fiscal 2008 related to the reversal of previously recognized stock-based compensation due to the lower fair value of the stock appreciation rights; (iii) increase of $0.5 million in legal and professional consulting costs; and (iv) increase of $0.3 million in workers’ compensation costs and other net SG&A costs.
     The increase in SG&A spending in the first half of fiscal 2009 compared to the first half of fiscal 2008 is primarily the result of the following: (i) an increase of $2.5 million in non-cash corporate retirement benefit plan expense primarily due to lower expected investment returns, partially offset by the increase in the discount rate used to determine benefit obligations; (ii) recognition of a $1.0 million benefit in the second quarter of fiscal 2008 related to the reversal of previously recognized stock-based compensation due to the lower fair value of the stock appreciation rights; and (iii) increase of $1.5 million in other net SG&A costs, including a $1.1 million increase in legal and professional consulting costs, partially offset by a decrease of $1.0 million in salaries and management incentives.
Depreciation and Amortization:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2009	2008	Change*	2009	2008	Change*
	(In millions, except percentage amounts)
Depreciation and amortization	$7.5	$6.6	$0.9	$14.9	$13.1	$1.8
Percentage of net sales	4.1%	3.4%		4.2%	3.5%

*	Primary reason for change. The increase in depreciation and amortization expense was primarily due to the change in the fourth quarter of fiscal 2008 in the estimated life of the deferred financing costs for the 4% Notes and 2 1/4% Debentures.
Other (income) expense, net:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2009	2008	Change*	2009	2008	Change*
	(In millions)
Other (income) expense, net	$(0.3)	$0.4	$(0.7)	$(0.7)	$0.5	$(1.2)

*	Primary reason for change. The change in other (income) expense, net is primarily due to lower estimated future environmental remediation obligations in the second quarter and first half of fiscal 2009 compared to the comparable periods in fiscal 2008.
Unusual items:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2009	2008	Change*	2009	2008	Change*
	(In millions)
Unusual items	$0.4	$13.8	$(13.4)	$2.6	$14.9	$(12.3)

*	Primary reason for change. On March 5, 2008, we entered into a second amended and restated shareholder agreement (“Shareholder Agreement”) with Steel Partners II L.P. with respect to the election of Directors for the 2008 Annual Meeting and certain other related matters which resulted in a charge of $13.8 million in the first half of fiscal 2008, including the reclassification of $1.1 million of SG&A expenses incurred in the first quarter of fiscal 2008. Additionally, during the first quarter of fiscal 2009, we incurred a charge of $1.8 million associated with an executive severance agreement. The charges (credits) for the Shareholder Agreement and related matters were comprised of the following:

	Three months ended May 31,		Six months ended May 31,
	2009	2008	2009	2008
	(In millions)
Increases in pension benefits primarily for certain of the Company’s officers	$—	$5.3	$—	$5.3
Executive severance agreements	(0.1)	4.1	1.7	4.1
Accelerated vesting of stock appreciation rights	—	1.1	—	1.1
Accelerated vesting of restricted stock, service based	—	0.6	—	0.6
Accelerated vesting of restricted stock, performance based	—	0.7	—	0.7
Professional fees and other	—	0.9	—	2.0

	$(0.1)	$12.7	$1.7	$13.8

     In the second quarter of fiscal 2008, we also recorded a charge of $1.1 million related to estimated costs associated with legal matters, including $0.9 million associated with the failure to register with the SEC the issuance of shares under our defined contribution 401(k) employee benefit plan. In the first half of fiscal 2009, we recorded an additional charge of $0.7 million for realized losses and interest associated with our failure to register with the SEC the issuance of certain of our common shares under our defined contribution 401(k) employee benefit plan. Additionally, we recorded a loss of $0.2 million related to a bank amendment.

Interest Income:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2009	2008	Change*	2009	2008	Change*
	(In millions)
Interest income	$(0.4)	$(0.9)	$0.5	$(0.9)	$(2.3)	$1.4

*	Primary reason for change. The decline in interest income was primarily due to lower average rates in the second quarter and first half of fiscal 2009 compared to the second quarter and first half of fiscal 2008.
Interest Expense:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2009	2008	Change*	2009	2008	Change*
	(In millions)
Interest expense	$6.4	$6.8	$(0.4)	$13.1	$14.1	$(1.0)

*	Primary reason for change. The decrease in interest expense was primarily due to lower average interest rates on variable rate debt in the second quarter and first half of fiscal 2009 compared to comparable 2008 periods.
Income Tax Provision (Benefit):

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2009	2008	Change*	2009	2008	Change*
	(In millions)
Income tax provision (benefit)	$1.5	$(0.4)	$1.9	$(19.0)	$(0.6)	$(18.4)

*	Primary reason for change. The income tax benefit of $19.0 million in the first half of fiscal 2009 is primarily related to new guidance that was published by the Chief Counsel’s Office of the Internal Revenue Service (“IRS”) in December 2008 clarifying which costs qualify for ten-year carryback of tax net operating losses for refund of prior years’ taxes. As a result of the clarifying language, we recorded an income tax benefit of $19.7 million, of which $14.5 million is for the release of the valuation allowance associated with the utilization of the qualifying tax net operating losses and $5.2 million is for the recognition of affirmative claims related to previous uncertain tax positions associated with prior years refund claims related to the qualifying costs.
     The difference between net income at the statutory rate and the income tax benefit reflected is primarily related to a decrease in the valuation allowance due to the realization of certain deferred tax assets for both the first half of fiscal 2009 and 2008.
     As of May 31, 2009, the liability for uncertain income tax positions was $2.2 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.
Discontinued Operations:
     In November 2003, we announced the closing of a GDX manufacturing facility in Chartres, France owned by Snappon SA, a subsidiary of the Company. The decision resulted primarily from declining sales volumes with French automobile manufacturers. In June 2004, we completed the legal process for closing the facility and establishing a social plan. In fiscal 2004, an expense of approximately $14.0 million related to employee social costs was recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. An expense of $1.0 million was recorded during fiscal 2005 primarily related to employee social costs that became estimable in fiscal 2005. During the first half of fiscal 2009, Snappon SA had legal judgments rendered against it under French law, aggregating $4.0 million related to wrongful discharge claims by certain former employees of Snappon SA. During the second quarter of fiscal 2009, Snappon SA filed for declaration of suspensions of payments with the clerk’s office of the Paris Commercial Court (see Note 8(a) of the Unaudited Condensed Consolidated Financial Statements).

     Summarized financial information for discontinued operations is set forth below:

	Three months ended May 31,		Six months ended May 31,
	2009	2008	2009	2008
	(In millions)
Net sales	$—	$—	$—	$—
Foreign currency (losses) gains	(0.8)	0.1	(0.8)	0.2
(Loss) income before income taxes	(1.3)	0.1	(5.2)	(0.3)
Income tax provision	0.1	0.1	—	—
Net loss from discontinued operations	(1.4)	—	(5.2)	(0.3)
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
     On December 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). As of December 1, 2007, we had $3.2 million of unrecognized tax benefits, $3.0 million of which would impact our effective tax rate if recognized. The adoption resulted in a reclassification of certain tax liabilities from current to non-current, a reclassification of certain tax indemnification liabilities from income taxes payable to other current liabilities, and a cumulative effect adjustment benefit of $9.1 million that was recorded directly to our accumulated deficit. We recognize interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties are immaterial at the date of adoption and are included in unrecognized tax benefits. As of May 31, 2009, our accrued interest and penalties related to uncertain tax positions is immaterial. The tax years ended November 30, 2005 through November 30, 2008 remain open to examination for U.S. federal income tax purposes. For our other major taxing jurisdictions, the tax years ended November 30, 2004 through November 30, 2008 remain open to examination.
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
     In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. The adoption of SFAS 160 will change the accounting treatment for minority interests on a prospective basis beginning December 1, 2009. As of May 31, 2009, we did not have any minority interests. Accordingly, the adoption of SFAS 160 is not expected to impact our consolidated financial statements.
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
Aerospace and Defense Segment

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2009	2008	Change*	2009	2008	Change*
	(In millions)
Net Sales	$181.5	$183.1	$(1.6)	$350.8	$357.6	$(6.8)
Segment Performance	23.3	17.8	5.5	37.9	28.2	9.7

*	Primary reason for change. The decrease in net sales for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 was due to lower sales volume on the Orion Program as a result of NASA funding constraints, partially offset by growth in the various Standard Missile programs, including deliveries to qualify the Throttling Divert Attitude Control Systems.
     Segment performance was income of $23.3 million in the second quarter of fiscal 2009 compared to income of $17.8 million in the second quarter of fiscal 2008. Significant factors impacting segment performance were as follows: (i) decrease of $6.8 million in non-cash retirement benefit plan expenses primarily due to the freeze of the defined benefit pension and benefit restoration plans as well as the increase in the discount rate used to determine benefit obligations; (ii) decrease of $1.3 million for estimated future environmental remediation obligations; and (iii) increase of $0.8 million in legal expenses in the second quarter of fiscal 2008 primarily associated with the failure to register with the SEC the issuance of shares under our defined contribution 401(k) employee benefit plan, partially offset by lower net sales and increase of other costs, including unfavorable performance on our automotive programs.
     The decrease in net sales volume for the first half of fiscal 2009 compared to the first half of fiscal 2008 was primarily the result of the following: (i) an additional week of operations in the first quarter of fiscal 2008 resulting in $19.1 million in sales and (ii) lower sales volume on the Orion program, partially offset by growth in the various Standard Missile programs, including deliveries to qualify the Throttling Divert Attitude Control Systems.
     Segment performance was income of $37.9 million in the first half of fiscal 2009 compared to income of $28.2 million in the first half of fiscal 2008. The increase in segment performance during the first half of fiscal 2009 as compared to the first half of fiscal 2008 period is primarily the result of: (i) decrease of $11.3 million in non-cash retirement benefit plan expenses primarily due to the freeze of the defined benefit pension and benefit restoration plans as well as the increase in the discount rate used to determine benefit obligations and (ii) decrease of $1.7 million for estimated future environmental remediation obligations, partially offset by lower net sales and margins, including unfavorable performance on our automotive programs.
     As of May 31, 2009, our total contract backlog was $1.1 billion compared with $1.0 billion as of November 30, 2008. Funded backlog was $0.9 billion and $0.7 billion at May 31, 2009 and November 30, 2008, respectively.
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

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2009	2008	Change*	2009	2008	Change*
			(In millions)
Net Sales	$1.5	$11.6	$(10.1)	$3.1	$13.7	$(10.6)
Segment Performance	1.0	7.1	(6.1)	2.0	8.4	(6.4)

*	Primary reason for change. The decrease in sales and segment performance is primarily due to the sale of 400 acres of our Sacramento Land for $10 million in the second quarter of fiscal 2008 resulting in a gain of $6.8 million.
Other Information
Critical Accounting Policies and Estimates
     Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America that offer acceptable alternative methods for accounting for certain items affecting our financial results, such as determining inventory cost, deferring certain costs, depreciating long-lived assets, accruing for pension benefits, and recognizing revenues.
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
Arrangements with Off-Balance Sheet Risk
     As of May 31, 2009, obligations required to be disclosed in accordance with FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, consisted of:
     — $85.9 million in outstanding commercial letters of credit expiring within the next twelve months, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.
     — Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to U.S. government agencies for environmental remediation activities.
     — Up to $1.7 million of reimbursements to Granite Construction Company (“Granite”) if the Company requests Granite to cease mining operations on certain portions of the Sacramento Land.
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

Liquidity and Capital Resources
Net Cash Provided by (Used in) Operating, Investing, and Financing Activities
     Cash and cash equivalents increased by $34.2 million during the first half of fiscal 2009. The change in cash and cash equivalents is as follows:

	Six Months Ended
	May 31,	May 31,
	2009	2008
	(In millions)
Net Cash Provided by (Used in) Operating Activities	$40.8	$(19.9)
Net Cash Used in Investing Activities	(4.5)	(7.6)
Net Cash Used in Financing Activities	(2.1)	(6.0)

Net Increase (Decrease) in Cash and Cash Equivalents	$34.2	$(33.5)

Net Cash Provided by (Used In) Operating Activities
     Operating activities generated cash of $40.8 million in the first half of fiscal 2009 compared to cash usage of $19.9 million in the first half of fiscal 2008. The improvement in cash from operations is due to the following: (i) $35.2 million funding of a grantor trust during the second quarter of fiscal 2008, which represents the liabilities associated with the our Benefits Restoration Plan and the amounts that would be payable to officers who are party to executive severance agreements in the event of qualifying terminations of employment after a change of control of the Company (as defined in the Benefits Restoration Plan and the executive severance agreements); (ii) receipt of $8.3 million from the grantor trust during the second quarter of fiscal 2009; and (iii) net improvements of $27.2 million in working capital in our Aerospace and Defense operating segment and other net, partially offset by the sale of 400 acres of our Sacramento Land for a cash price of $10.0 million in the second quarter of fiscal 2008.
Net Cash Used In Investing Activities
     During the first half of fiscal 2009 and fiscal 2008, we invested $4.5 million and $7.6 million, respectively, in capital expenditures. The majority of our capital expenditures directly supports our contract and customer requirements and are primarily made for asset replacement, capacity expansion, development of new projects, and safety and productivity improvements.
Net Cash Used in Financing Activities
     During the first half of fiscal 2009, net cash used for debt principal payments was $1.7 million (see table below). Additionally, we incurred $0.4 million in debt issuance costs. During the first half of fiscal 2008, cash of $6.0 million was used for debt principal payments.
Borrowing Activity and Senior Credit Facility:
     Our borrowing activity during the first half of fiscal 2009 was as follows:

	November 30,			May 31,
	2008	Additions	Payments	2009
	(In millions)
Term loan	$69.0	$—	$(0.4)	$68.6
9 1/2% Senior Subordinated Notes	97.5	—	—	97.5
4% Contingent Convertible Subordinated Notes	125.0	—	—	125.0
2 1/4% Convertible Subordinated Debentures	146.4	—	—	146.4
Promissory notes	2.7	—	(1.3)	1.4

Total Debt and Borrowing Activity	$440.6	$—	$(1.7)	$438.9

     Our credit facility (“Senior Credit Facility”) provided for an $80.0 million Revolver and a $200.0 million credit-linked facility, consisting of a $125.0 million letter of credit subfacility and a $75.0 million term loan subfacility. On May 1, 2009, we entered into the First Amendment and Consent to Credit Agreement (the “Amendment”) to our existing Amended and Restated Credit Agreement (the “Credit Agreement”), originally entered into as of June 21, 2007, by and among the Company, as borrower, the subsidiaries of the Company from time to time party thereto, as guarantors, the lenders from time to time party thereto (the “Lenders”) and Wachovia

Bank, National Association, as administrative agent for the Lenders (the “Administrative Agent”).  Snappon SA, a French subsidiary of the Company (“Snappon”), that is neither a Credit Party nor Significant Subsidiary under the Credit Agreement and has no operations, has had legal judgments rendered against it under French law, aggregating $4.0 million related to wrongful discharge claims by certain former employees of Snappon (see Note 8(a) of the Unaudited Condensed Consolidated Financial Statements). The Amendment provides for, among other things, the consent of the Required Lenders (as defined therein) in order to allow Snappon to commence voluntary bankruptcy, insolvency or similar proceedings or to allow for an involuntary bankruptcy, insolvency or similar proceedings against Snappon.
     Under the Amendment, the Required Lenders agreed (i) that an event of default will not be triggered with respect to the legal judgments rendered against Snappon, unless the judgments equal or exceed $10.0 million and shall not have been paid and satisfied, vacated, discharged, stayed or bonded pending appeal within thirty (30) days from the entry thereof and (ii) to consent to the commencement of voluntary or involuntary bankruptcy, insolvency or similar proceedings with respect to Snappon and that any such proceeding would not constitute an Event of Default under the Credit Agreement.  Additionally, we agreed to temporarily reduce our borrowing availability under the Revolving Loan (as defined therein) from $80.0 million to $60.0 million commencing on May 1, 2009 and ending on the earlier of (i) the date on which an amendment that permits the renewal, refinancing, or extension of the 4% Notes (as defined therein) has been approved by the Required Lenders and (ii) the date on which we redeem the 4% Notes in accordance with the terms of the Credit Agreement.
     As of May 31, 2009, the borrowing limit under the Revolver was $60.0 million with all of it available. Also as of May 31, 2009, we had $85.9 million outstanding letters of credit under the $125.0 million letter of credit subfacility and had permanently reduced the amount of our term loan subfacility to the $68.6 million outstanding.
     The Senior Credit Facility is collateralized by a substantial portion of our real property holdings and substantially all of our other assets, including the stock and assets of our material domestic subsidiaries that are guarantors of the facility. We are subject to certain limitations including the ability to: incur additional senior debt, release collateral, retain proceeds from asset sales and issuances of debt or equity, make certain investments and acquisitions, grant additional liens, and make restricted payments, including stock repurchases and dividends. In addition, the Senior Credit Facility contains certain restrictions surrounding the ability to refinance our subordinated debt, including the 4% Notes and 2 1/4% Debentures, including provisions that except on terms no less favorable to the Senior Credit Facility, the Company’s subordinated debt cannot be refinanced prior to maturity. Furthermore, provided that the Company has cash and cash equivalents of at least $25 million after giving effect thereto, the Company may redeem (with funds other than Senior Credit Facility proceeds) the subordinated notes to the extent required by the mandatory redemption provisions of the subordinated note indenture. We are also subject to the following financial covenants:

	Actual Ratios as of	Required Ratios	Required Ratios
Financial Covenant	May 31, 2009	Through November 30, 2009	December 1, 2009 and thereafter
Interest coverage ratio	4.15 to 1.00	Not less than: 2.25 to 1.00	Not less than: 2.25 to 1.00
Leverage ratio	3.40 to 1.00	Not greater than: 5.75 to 1.00	Not greater than: 5.50 to 1.00
     We were in compliance with our financial and non-financial covenants as of May 31, 2009.
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
     Our Senior Credit Facility contains certain restrictions surrounding our ability to refinance the subordinated debt, including the 4% Notes and 2 1/4% Debentures, including provisions that except on terms no less favorable to the Senior Credit Facility, the subordinated debt cannot be refinanced prior to maturity. Furthermore, provided that we have cash and cash equivalents of at least $25.0 million after giving effect thereto, we may redeem (with funds other than Senior Credit Facility proceeds) the subordinated notes to the extent required by the mandatory redemption provisions of the subordinated note indentures. Given our current and forecasted liquidity through January 2010, in the event the 4% Notes are put to us, we may not have the liquidity to immediately repay the holders of the 4% Notes.
     Accordingly, we are seeking an amendment to our Senior Credit Facility in connection with the potential required repurchases of the 4% Notes. We have engaged Imperial Capital, LLC to facilitate our efforts to amend the Senior Credit Facility and to refinance the subordinated debt. There can be no assurance that we will be able to obtain the consent of lenders under the Senior Credit Facility or that, as a condition to consent, the lenders will not require that the terms of the Senior Credit Facility be amended in a manner that is unfavorable and possibly unacceptable, including a possible increase in interest, fees, reduction in the amount of the funds available, and adverse covenant changes. Furthermore, the current financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency, and equity markets. We will need to access credit markets to amend the Senior Credit Facility and repurchase the outstanding 4% Notes in January 2010. In addition, the failure to pay principal on the 4% Notes when due is an immediate default under the Senior Credit Facility, and after the lapse of appropriate grace periods, causes a cross default on the outstanding $146.4 million 2 1/4% Debentures and $97.5 million 9 1/2% Notes.
     We believe that if we are unable to amend the Senior Credit Facility and obtain financing to repurchase the 4% Notes on favorable terms before January 2010 this could raise a substantial doubt about our ability to continue as a going concern. The unaudited condensed consolidated financial statements for the quarterly period ended May 31, 2009 do not include any adjustments that might result from the outcome of this uncertainty. For additional discussion of our debt instruments, please see our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2008.
     As of May 31, 2009, our defined benefit pension plan assets were approximately $1.3 billion. The Pension Protection Act of 2006 (“PPA”) will require underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. The estimated funded ratio for our defined benefit pension plan was 95%, which was above the 92% ratio required under the PPA, as amended in 2008. The estimated funded ratio uses an estimate of the actuarial calculation of our pension liabilities. Additionally, the asset values used for the November 30, 2008 funded ratio estimate used actual market values, whereas the law and relevant regulations allow several options for calculating asset values. We have not yet determined our measurement methodology for pension assets under the PPA. The final calculated PPA funded ratio as of November 30, 2008 is expected to be completed in the second half of 2009. Under the current law, the required ratio to be met as of the Company’s November 30, 2009 measurement date is 94%. On November 25, 2008, we decided to amend our defined benefit pension and benefits restoration plans to freeze future accruals under such plans. Effective February 1, 2009 and July 3, 2009, future benefit accruals for current salaried employees and collective bargaining unit employees were discontinued, respectively. We may be required to make significant cash contributions in the future, a portion of which we may not be able to immediately charge through our government contracts.
     Additionally, we inadvertently failed to register with the SEC the issuance of certain of our common shares under our defined contribution 401(k) employee benefit plan (“the Plan”). As a result, certain purchasers of securities pursuant to the Plan may have the right to rescind their purchases for an amount equal to the purchase price paid for the securities (or if such security has been disposed of, to receive consideration with respect to any loss on such disposition) plus interest from the date of purchase. We intend to make a registered rescission offer to eligible Plan participants which could result in the purchase of approximately 0.7 million shares of common stock which will require an amendment to our Senior Credit Facility (see Note 9 in Notes to Unaudited Condensed Consolidated Financial Statements).
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

Forward-Looking Statements
     Certain information contained in this report should be considered “forward-looking statements” as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words “believe,” “estimate,” “anticipate,” “project” and “expect,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation and anticipated costs of capital. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in the section “Risk Factors” in Item 1A of our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2008 include the following:
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
Interest Rate Risk
     We are exposed to market risk principally due to changes in interest rates. Debt with interest rate risk includes borrowings under our Senior Credit Facility. Other than pension assets, we do not have any significant exposure to interest rate risk related to our investments.
     As of May 31, 2009, our debt totaled $438.9 million: $370.3 million, or 84%, was at an average fixed rate of 4.76%; and $68.6 million, or 16%, was at a variable rate of 2.93%.
     The estimated fair value of our total debt was $276.1 million as of May 31, 2009 compared to a carrying value of $438.9 million. The fair values of the term loan, convertible subordinated notes, senior subordinated notes, and convertible subordinated debentures were determined using broker quotes that are based on active markets of the Company’s debt securities as of May 31, 2009. The fair value of the remaining debt was determined to approximate carrying value.
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
     Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first half of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

	Six Months	Year	Year
	Ended	Ended,	Ended
	May 31,	Nov. 30,	Nov. 30,
	2009	2008	2007
	(dollars in thousands)
Claims filed	20 **	33 *	57 *
Claims consolidated	22	—	—
Claims dismissed	19	31	43
Claims settled	1	5	8
Claims pending	135	157	160
Aggregate settlement costs	$20	$246	$72
Average settlement costs	$20	$49	$9

*	This number is net of two cases tendered to a third party under a contractual indemnity obligation.

**	This number is net of three cases tendered to a third party under a contractual indemnity obligation.
     Legal and administrative fees for the asbestos cases for the first half of fiscal 2009 were $0.2 million. Legal and administrative fees for the asbestos cases for fiscal years 2008 and 2007 were $0.5 million and $0.9 million, respectively.
Item 1A. Risk Factors.
     There have been no material changes from our risk factors as previously reported in our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
     At our Annual Meeting of Shareholders on March 25, 2009, holders of GenCorp Common Stock elected Thomas A. Corcoran, James R. Henderson, Warren G. Lichtenstein, David A. Lorber, James H. Perry, Martin Turchin, and Robert C. Woods as directors to serve one-year terms expiring in 2010. Shareholders also ratified the Audit Committee’s appointment of PricewaterhouseCoopers LLP as our independent auditors for 2009. Shareholders also approved the 2009 Equity and Performance Incentive Plan.
     Following is the final result of the votes cast:
     A) Election of Directors:

Nominee	For	Withheld	Abstain
Thomas A. Corcoran	47,928,800	5,073,245	—
James R. Henderson	48,385,763	4,616,282	—
Warren G. Lichtenstein	47,894,694	5,107,351	—
David A. Lorber	48,574,801	4,827,244	—
James H. Perry	48,543,055	4,458,990	—
Martin Turchin	49,549,911	3,452,134	—
Robert C. Woods	49,668,540	3,333,505	—
     B) Ratification of the Audit Committee’s appointment of PricewaterhouseCoopers LLP as independent auditors:

For	Against	Abstain
52,055,504	777,221	173,320
     C) Approval of the 2009 Equity and Performance Incentive Plan:

For	Against	Abstain
43,194,753	4,965,408	532,834
Item 5. Other Information
     None.
Item 6. Exhibits

No.	Description
10.1*	Retention agreement dated April 15, 2009 between Chris W. Conley and GenCorp Inc.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a —14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith. All other exhibits have been previously filed.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GenCorp Inc.
Date: July 7, 2009	By:	/s/ J. Scott Neish
J. Scott Neish
Interim President and Interim Chief Executive Officer (Principal Executive Officer)

Date: July 7, 2009	By:	/s/ Kathleen E. Redd
Kathleen E. Redd
Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1	Retention agreement dated April 15, 2009 between Chris W. Conley and GenCorp Inc.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.