Form 10-Q
period 2009-08-31
GENCORP INC
filed 2009-10-08
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: August 31, 2009
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

Large accelerated filers ☐	Accelerated filers ☑	Non-accelerated filers ☐ (Do not check if a smaller reporting company)	Smaller reporting companies ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of September 30, 2009, there were 58.5 million outstanding shares of our Common Stock, including redeemable common stock, $0.10 par value.

GenCorp Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended August 31, 2009

Item Number	Page
PART I — FINANCIAL INFORMATION
1 Financial Statements	3
2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
3 Quantitative and Qualitative Disclosures About Market Risk	45
4 Controls and Procedures	46
PART II — OTHER INFORMATION
1 Legal Proceedings	46
1A Risk Factors	47
2 Unregistered Sales of Equity Securities and Use of Proceeds	47
3 Defaults Upon Senior Securities	47
4 Submission of Matters to Vote of Security Holders	47
5 Other Information	47
6 Exhibits	48
SIGNATURES
Signatures
EXHIBIT INDEX
Exhibit Index	49
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-31.1
EX-31.2
EX-32.1

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements
GenCorp Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended August 31,		Nine months ended August 31,
	2009	2008	2009	2008
	(In millions, except per share amounts)
Net Sales	$201.4	$172.5	$555.3	$543.8
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	172.2	153.2	473.8	473.7
Selling, general and administrative	0.9	1.0	5.8	1.9
Depreciation and amortization	7.8	6.7	22.7	19.8
Other expense, net	0.9	6.7	0.2	7.2
Unusual items:
Shareholder agreement and related costs	—	—	—	13.8
Executive severance agreements	1.4	—	3.1	—
Loss on debt	—	—	0.2	—
Unrecoverable portion of legal matters	0.4	1.0	1.1	2.1

Total operating costs and expenses	183.6	168.6	506.9	518.5
Operating income	17.8	3.9	48.4	25.3
Non-operating (income) expense
Interest income	(0.5)	(1.0)	(1.4)	(3.3)
Interest expense	6.4	6.8	19.5	20.9

Total non-operating (income) expense	5.9	5.8	18.1	17.6
Income (loss) from continuing operations before income taxes	11.9	(1.9)	30.3	7.7
Income tax (benefit) provision	(0.7)	1.0	(19.7)	0.4

Income (loss) from continuing operations	12.6	(2.9)	50.0	7.3
(Loss) income from discontinued operations, net of income taxes	(0.5)	0.2	(5.7)	(0.1)

Net income (loss)	$12.1	$(2.7)	$44.3	$7.2

Income (Loss) Per Share of Common Stock
Basic
Income (loss) per share from continuing operations	$0.21	$(0.05)	$0.86	$0.13
Loss per share from discontinued operations, net of income taxes	(0.01)	—	(0.10)	—

Net income (loss) per share	$0.20	$(0.05)	$0.76	$0.13

Diluted
Income (loss) per share from continuing operations	$0.21	$(0.05)	$0.81	$0.13
Loss per share from discontinued operations, net of income taxes	(0.01)	—	(0.09)	—

Net income (loss) per share	$0.20	$(0.05)	$0.72	$0.13

Weighted average shares of common stock outstanding	58.5	57.4	58.4	57.1

Weighted average shares of common stock outstanding, assuming dilution	66.6	57.4	66.5	57.1

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	August 31,	November 30,
	2009	2008
	(In millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$158.3	$92.7
Accounts receivable	92.1	97.3
Inventories	50.0	70.4
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	32.2	43.7
Grantor trust	2.8	1.6
Prepaid expenses and other	24.5	17.6
Income tax receivable	26.3	10.6
Assets of discontinued operations	—	0.1

Total Current Assets	386.2	334.0
Noncurrent Assets
Property, plant and equipment, net	129.5	137.9
Real estate held for entitlement and leasing	54.0	49.3
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	162.8	169.8
Prepaid pension asset	82.9	76.5
Grantor trust	17.7	29.3
Goodwill	94.9	94.9
Intangible assets	18.9	20.1
Other noncurrent assets, net	86.4	93.9

Total Noncurrent Assets	647.1	671.7

Total Assets	$1,033.3	$1,005.7

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings and current portion of long-term debt	$126.4	$2.0
Accounts payable	27.3	32.7
Reserves for environmental remediation costs	45.1	65.2
Postretirement medical and life benefits	7.1	7.1
Advance payments on contracts	70.6	46.7
Other current liabilities	105.6	93.7
Liabilities of discontinued operations	—	1.0

Total Current Liabilities	382.1	248.4
Noncurrent Liabilities
Senior debt	67.7	68.3
Senior subordinated notes	97.5	97.5
Convertible subordinated notes	146.4	271.4
Other debt	0.7	1.4
Deferred income taxes	9.2	8.3
Reserves for environmental remediation costs	188.6	193.0
Postretirement medical and life benefits	64.4	66.8
Other noncurrent liabilities	65.0	78.1

Total Noncurrent Liabilities	639.5	784.8

Total Liabilities	1,021.6	1,033.2
Commitments and Contingencies (Note 8)
Redeemable common stock, par value of $0.10; 0.7 million shares issued and outstanding as of August 31, 2009; 0.8 million shares issued and outstanding as of November 30, 2008 (Note 9)	6.7	7.6
Shareholders’ Deficit
Preference stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 57.8 million shares issued and outstanding as of August 31, 2009; 57.3 million shares issued and outstanding as of November 30, 2008	5.8	5.7
Other capital	210.1	207.7
Accumulated deficit	(172.5)	(216.8)
Accumulated other comprehensive loss, net of income taxes	(38.4)	(31.7)

Total Shareholders’ Equity (Deficit)	5.0	(35.1)

Total Liabilities and Shareholders’ Equity (Deficit)	$1,033.3	$1,005.7

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Statement of Shareholders’ Equity (Deficit)
(Unaudited)

						Accumulated
						Other	Total
	Comprehensive	Common Stock		Other	Accumulated	Comprehensive	Shareholders’
	Income (Loss)	Shares	Amount	Capital	Deficit	Loss	Deficit
	(In millions, except share and per share amounts)
November 30, 2008		57,253,401	$5.7	$207.7	$(216.8)	$(31.7)	$(35.1)
Net income	$44.3	—	—	—	44.3	—	44.3
Recognized net actuarial losses	(6.7)	—	—	—	—	(6.7)	(6.7)
Reclassification from redeemable common stock	—	98,476	—	0.9	—	—	0.9
Shares issued under stock option, stock incentive, and savings plans	—	487,257	0.1	1.5	—	—	1.6

August 31, 2009	$37.6	57,839,134	$5.8	$210.1	$(172.5)	$(38.4)	$5.0

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	August 31,	August 31,
	2009	2008
	(In millions)
Operating Activities
Net income	$44.3	$7.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss from discontinued operations	5.7	0.1
Depreciation and amortization	22.7	19.8
Stock-based compensation	0.9	1.2
Loss on debt	0.2	—
Savings plan expense, net	1.5	6.1
Changes in assets and liabilities:
Accounts receivable	5.2	(7.1)
Inventories	20.4	(3.4)
Grantor trust	10.4	(35.0)
Prepaid expenses and other	5.8	(2.4)
Income tax receivable	(15.7)	(7.3)
Real estate held for entitlement and leasing	(4.5)	(6.5)
Other noncurrent assets	2.5	13.7
Accounts payable	(5.4)	2.4
Income taxes payable	—	3.5
Postretirement medical and life insurance benefits	(8.3)	(7.4)
Advance payments on contracts	23.9	(1.7)
Other current liabilities	(16.0)	4.9
Deferred income taxes	0.9	0.6
Other noncurrent liabilities	(18.3)	(4.0)

Net cash provided by (used in) continuing operations	76.2	(15.3)
Net cash used in discontinued operations	(0.9)	(0.5)

Net Cash Provided By (Used in) Operating Activities	75.3	(15.8)
Investing Activities
Capital expenditures	(7.5)	(12.6)

Net Cash Used in Investing Activities	(7.5)	(12.6)
Financing Activities
Debt issuance costs	(0.3)	—
Debt repayments	(1.9)	(6.2)

Net Cash Used in Financing Activities	(2.2)	(6.2)

Net Increase (Decrease) in Cash and Cash Equivalents	65.6	(34.6)
Cash and Cash Equivalents at Beginning of Period	92.7	92.3

Cash and Cash Equivalents at End of Period	$158.3	$57.7

Supplemental Disclosures of Cash Flow Information
Non-cash financing of an environmental remediation settlement with a promissory note	$—	$0.6
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
     The Company evaluated subsequent events through the date and time the condensed consolidated financial statements were issued on October 8, 2009.

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
     In July 2008, the Company requested an amendment to its $280.0 million senior credit facility (“Senior Credit Facility”) in order to, among other things, allow the Company to make a registered rescission offer to eligible participants in the Company’s 401(k) plan (see Note 9). The lenders responded by requesting additional changes to the terms and conditions of the Senior Credit Facility. The Company decided not to accept the lenders’ offer since intervening developments made it apparent that the Company would require additional changes to the Senior Credit Facility regarding the repurchase and/or refinancing of the Company’s 4% Notes. The Company’s Senior Credit Facility contains certain restrictions surrounding the ability of the Company to refinance its subordinated debt, including the 4% Notes and 2 1/4% Debentures, including provisions that, except on terms no less favorable to the Senior Credit Facility, the Company’s subordinated debt cannot be refinanced prior to maturity. Furthermore, provided that the Company has cash and cash equivalents of at least $25 million after giving effect thereto, the Company may redeem (with funds other than Senior Credit Facility proceeds) the subordinated notes to the extent required by the mandatory redemption provisions of the subordinated note indentures.
     Accordingly, with the assistance of the Company’s financial advisors, the Company is currently evaluating its options regarding possible required repurchase of the 4% Notes and is in discussion with the agent of its Senior Credit Facility in order to revise the amendment request to take these additional changes into consideration. The Company has engaged Imperial Capital, LLC to facilitate its efforts to amend the Senior Credit Facility and to refinance the subordinated debt. There can be no assurance that the Company will be able to obtain the consent of lenders under the Senior Credit Facility or that, as a condition to consent, the lenders will not require that the terms of the Senior Credit Facility be amended in a manner that is unfavorable and possibly unacceptable to the Company, including a possible increase in interest, fees, reduction in the amount of the funds available, and more restrictive covenants. In addition, the failure to pay principal on the 4% Notes when due is an immediate default under the Senior Credit Facility, and after the lapse of appropriate grace periods, causes a cross default on the outstanding $146.4 million 2 1/4% Debentures and $97.5 million 9 1/2% Senior Subordinated Notes (“9 1/2% Notes”).
     If the Company is unable to amend the Senior Credit Facility and obtain financing to repurchase the 4% Notes on terms favorable to the Company before January 2010, the Company may be required to redeem the 4% Notes on January 16, 2010 which is allowed under the existing Senior Credit Facility. Given the Company’s current and forecasted liquidity through January 2010, in the event the 4% Notes are put to the Company, the Company believes it has the liquidity to immediately repay the holders of the 4% Notes. For additional discussion of the Company’s debt instruments, please see the discussion in Note 7 and the Company’s Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2008.
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
     As of August 31, 2009, the Company adopted SFAS No. 165 (“SFAS 165”), Subsequent Events, which provides authoritative accounting literature for a topic that was previously addressed only in the auditing literature. The guidance in SFAS 165 largely is similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes in practice. The adoption of SFAS 165 in the third quarter of fiscal 2009 did not have a material impact on the Company’s financial position, results of operations, or cash flows.
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
     In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. The adoption of SFAS 160 will change the accounting treatment for minority interests on a prospective basis beginning December 1, 2009. As of August 31, 2009, the Company did not have any minority interests. Accordingly, the adoption of SFAS 160 is not expected to impact the Company’s consolidated financial statements.
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
     In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (the “Codification”). The Codification, which was launched on July 1, 2009, became the single source of authoritative non-governmental GAAP, superseding various existing authoritative accounting pronouncements. The Codification establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt the Codification in the fourth quarter of fiscal 2009. There will be no change to the consolidated financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in the consolidated financial statements.
2. Income (Loss) Per Share of Common Stock
     A reconciliation of the numerator and denominator used to calculate basic and diluted income (loss) per share of common stock (“EPS”) is presented in the following table:

	Three months ended August 31,		Nine months ended August 31,
	2009	2008	2009	2008
	(In millions, except per share amounts; shares in thousands)
Numerator:
Income (loss) from continuing operations	$12.6	$(2.9)	$50.0	$7.3
(Loss) income from discontinued operations, net of income taxes	(0.5)	0.2	(5.7)	(0.1)

Net income (loss) for basic earnings per share	12.1	(2.7)	44.3	7.2
Interest on contingent convertible subordinated notes	1.3	—	3.8	—

Net income (loss) available to common shareholders, as adjusted for diluted earnings per share	$13.4	$(2.7)	$48.1	$7.2

Denominator:
Basic weighted average shares	58,495	57,370	58,409	57,057
Effect of:
4% Notes	8,101	—	8,101	—
Employee stock options	—	—	—	38
Restricted stock awards	2	—	1	—

Diluted weighted average shares	66,598	57,370	66,511	57,095

Basic EPS:
Income (loss) per share from continuing operations	$0.21	$(0.05)	$0.86	$0.13
Loss per share from discontinued operations, net of income taxes	(0.01)	—	(0.10)	—

Net income (loss) per share	$0.20	$(0.05)	$0.76	$0.13

Diluted EPS:
Income (loss) per share from continuing operations	$0.21	$(0.05)	$0.81	$0.13
Loss per share from discontinued operations, net of income taxes	(0.01)	—	(0.09)	—

Net income (loss) per share	$0.20	$(0.05)	$0.72	$0.13

     The following table sets forth the potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2009	2008	2009	2008
4% Notes	—	8,101	—	8,101
Employee stock options	1,290	1,379	1,290	874
Restricted stock awards	165	14	166	—

Total potentially dilutive securities	1,455	9,494	1,456	8,975

     The Company’s 2 1/4% Debentures were not included in the computation of diluted earnings per share because the market price of the common stock did not exceed the conversion price and only the conversion premium for these debentures is settled in common shares.

3. Stock-Based Compensation
     Total stock-based compensation expense (benefit) by type of award for the third quarter and first nine months of fiscal 2009 and 2008 was as follows:

	Three months ended August 31,		Nine months ended August 31,
	2009	2008	2009	2008
	(In millions, except per share amounts)
Stock appreciation rights	$0.8	$(0.2)	$0.9	$(0.4)
Restricted stock, service based	—	—	—	0.7
Restricted stock, performance based	—	—	—	0.9

Total stock-based compensation expense (benefit)	$0.8	$(0.2)	$0.9	$1.2

4. Unusual Items
     During the first nine months of fiscal 2009, the Company incurred a charge of $3.1 million associated with executive severance agreements. In the first nine months of fiscal 2009, the Company also recorded a charge of $1.1 million for realized losses and interest associated with its failure to register with the SEC the issuance of certain of its common shares under its defined contribution 401(k) employee benefit plan (See Note 8(a)). Additionally, the Company recorded costs of $0.2 million related to an amendment to the Senior Credit Facility.
     On March 5, 2008, the Company entered into a second amended and restated shareholder agreement (“Shareholder Agreement”) with respect to the election of Directors for the 2008 Annual Meeting and certain other related matters which resulted in a charge of $13.8 million in the first nine months of fiscal 2008. The charges for the Shareholder Agreement and related matters were comprised of the following (in millions):

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
5. Income Taxes
     As of December 1, 2007, the Company adopted FIN 48 and had $3.2 million of unrecognized tax benefits, $3.0 million of which would impact its effective tax rate, if recognized. The adoption resulted in a reclassification of certain tax liabilities from current to non-current, a reclassification of certain tax indemnification liabilities from income taxes payable to other current liabilities, and a cumulative effect adjustment benefit of $9.1 million that was recorded directly to the Company’s accumulated deficit. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties are immaterial at the date of adoption and are included in unrecognized tax benefits. As of August 31, 2009, the Company’s accrued interest and penalties related to uncertain tax positions is immaterial. The tax years ended November 30, 2006 through November 30, 2008 remain open to examination for U.S. federal income tax purposes. For the Company’s other major taxing jurisdictions, the tax years ended November 30, 2004 through November 30, 2008 remain open to examination.
     The income tax benefit of $19.7 million for the first nine months of fiscal 2009 is primarily related to new guidance that was published by the Chief Counsel’s Office of the Internal Revenue Service (“IRS”) in December 2008 clarifying which costs qualify for ten-year carryback of tax net operating losses for refund of prior years’ taxes. As a result of the clarifying language, the Company recorded during the first quarter of fiscal 2009 an income tax benefit of $19.7 million, of which $14.5 million is for the release of the valuation allowance associated with the utilization of the qualifying tax net operating losses and $5.2 million is for the recognition of affirmative claims related to previous uncertain tax positions associated with prior years refund claims related to the qualifying costs. An additional benefit was recorded in the third quarter of fiscal 2009, primarily related to interest reflected on the IRS transcript received in the third quarter of fiscal 2009 upon conclusion of their audit of the amended returns filed in the first quarter of fiscal 2009.
     In September 2009, the Company received $26.3 million of cash from federal income tax refunds, including interest of $2.1 million.

6. Balance Sheet Accounts
a. Fair Value of Financial Instruments
     As of December 1, 2007, the Company adopted the provisions of SFAS 157 for financial instruments. Although the adoption of SFAS 157 did not materially impact the Company’s financial position or results of operations, the Company is now required to provide additional disclosures as part of its financial statements. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. As of August 31, 2009 and November 30, 2008, the Company’s only financial instruments, other than investments held by its defined benefit pension plan, were the Company’s investments in money market funds. The estimated fair value and carrying value of the Company’s investments in money market funds was $167.7 million, including $20.5 million net money market funds in the grantor trust, as of August 31, 2009. The estimated fair value and carrying value of the Company’s investments in money market funds was $117.1 million, including $30.9 million net money market funds in the grantor trust, as of November 30, 2008. The fair value of the money market fund investments was determined based on quoted market prices. In addition, the Company determined that the money market fund investments were a Level 1 asset as defined by SFAS 157.
     The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities. The estimated fair value and carrying value for the Company’s long-term debt is presented below:

	Fair Value		Carrying Value
	August 31,	November 30,	August 31,	November 30,
	2009	2008	2009	2008
		(In millions)
Term loan	$56.8	$53.4	$68.4	$69.0
9 1/2% Notes	73.6	76.1	97.5	97.5
4% Notes	117.5	77.5	125.0	125.0
2 1/4% Debentures	105.4	82.0	146.4	146.4
Other debt	1.4	2.7	1.4	2.7

	$354.7	$291.7	$438.7	$440.6

     The fair values of the term loan, 9 1/2% Notes, 4% Notes, and 2 1/4% Debentures were determined using broker quotes that are based on active markets of the Company’s debt securities as of August 31, 2009. The fair value of the remaining debt was determined to approximate carrying value.
b. Accounts Receivable

	August 31,	November 30,
	2009	2008
	(In millions)
Billed	$55.2	$49.3
Unbilled	35.5	45.8

Total receivables under long-term contracts	90.7	95.1
Other receivables	1.4	2.2

Accounts receivable	$92.1	$97.3

c. Inventories

	August 31,	November 30,
	2009	2008
	(In millions)
Long-term contracts at average cost	$221.1	$214.4
Progress payments	(174.9)	(147.3)

Total long-term contract inventories	46.2	67.1

Raw materials	0.1	0.2
Work in progress	2.8	2.7
Finished goods	0.9	0.4

Total other inventories	3.8	3.3

Inventories	$50.0	$70.4

     During the third quarter and first nine months of fiscal 2009, the Company had sales of inventories previously written down that had an original cost of $0.3 million and $1.0 million, respectively.
d. Property, Plant and Equipment, net

	August 31,	November 30,
	2009	2008
	(In millions)
Land	$33.2	$33.2
Buildings and improvements	147.6	146.2
Machinery and equipment	374.7	364.8
Construction-in-progress	6.1	14.0

	561.6	558.2
Less: accumulated depreciation	(432.1)	(420.3)

Property, plant and equipment, net	$129.5	$137.9

e. Other Noncurrent Assets, net

	August 31,	November 30,
	2009	2008
	(In millions)
Receivable from Northrop Grumman Corporation (see Note 8(c))	$49.7	$45.7
Deferred financing costs	7.5	12.8
Other	29.2	35.4

Other noncurrent assets, net	$86.4	$93.9

f. Other Current Liabilities

	August 31,	November 30,
	2009	2008
	(In millions)
Accrued compensation and employee benefits	$43.7	$43.8
Legal settlements	14.0	6.3
Contract loss provisions	3.6	4.3
Interest payable	3.2	5.6
Deferred revenue	2.7	2.1
Non-qualified pension liability	1.2	1.2
Other	37.2	30.4

Other current liabilities	$105.6	$93.7

g. Other Noncurrent Liabilities

	August 31,	November 30,
	2009	2008
	(In millions)
Legal settlements	$18.5	$26.6
Conditional asset retirement obligations	13.3	13.5
Deferred revenue	10.5	11.2
Deferred compensation	6.3	6.2
Non-qualified pension liability	13.4	13.1
Other	3.0	7.5

Other noncurrent liabilities	$65.0	$78.1

h. Accumulated Other Comprehensive Loss, Net of Income Taxes

	August 31,	November 30,
	2009	2008
	(In millions)
Net actuarial losses	$(42.4)	$(35.7)
Prior service credits	4.0	4.0

Accumulated other comprehensive loss, net of income taxes	$(38.4)	$(31.7)

7. Long-term Debt

	August 31,	November 30,
	2009	2008
	(In millions)
Term loan, bearing interest at various rates (rate of 2.63% as of August 31, 2009), payable in quarterly installments of $0.2 million plus interest, maturing in 2013	$68.4	$69.0

Total senior debt	68.4	69.0

Senior subordinated notes, bearing interest at 9.50% per annum, interest payments due in February and August, maturing in 2013	97.5	97.5

Total senior subordinated notes	97.5	97.5

Contingent convertible subordinated notes, bearing interest at 4.00% per annum, interest payments due in January and July, maturing in 2024	125.0	125.0
Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in 2024	146.4	146.4

Total convertible subordinated notes	271.4	271.4

Promissory note, bearing interest at 5.00% per annum, payable in annual installments of $0.7 million plus interest, maturing in 2011	1.4	2.1
Promissory note, bearing no interest through maturity in 2009	—	0.6

Total other debt	1.4	2.7

Total debt	438.7	440.6
Less: Amounts due within one year	(126.4)	(2.0)

Total long-term debt	$312.3	$438.6

     The holders of the 4% Notes may require the Company to repurchase for cash all or a portion of the outstanding $125.0 million 4% Notes on January 16, 2010 at a price equal to 100% of the principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any. Additionally, the holders of the 2 1/4% Debentures may require the Company to repurchase all or part of the outstanding $146.4 million 2 1/4% Debentures on November 20, 2011 at a price equal to 100% of the principal amount plus accrued and unpaid interest, including liquidated damages, if any, payable in cash, to but not including the repurchase date, plus, in certain circumstances, a make-whole premium, payable in common stock. The Company is seeking an amendment to its Senior Credit Facility to allow for the repurchase and/or refinancing of the 4% Notes and possibly other debt and to make a registered rescission offer to eligible plan participants in the defined contribution 401(k) employee benefit plan (see Note 9). The Company has engaged Imperial Capital, LLC to facilitate its efforts to amend the Senior Credit Facility and to refinance the subordinated debt. There can be no assurance that the Company will be able to obtain the consent of lenders under its Senior Credit Facility or that, as a condition to consent, the lenders will not require that the terms of the Senior Credit Facility be amended in a manner that is unfavorable to the Company, including a possible increase in interest and/or fees, reduction in capacity, revisions to payment terms, and more restrictive covenants. See the discussion in Note 1 under the caption “Capital Structure” for additional information.

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
     As of August 31, 2009, the borrowing limit under the Revolver was $60.0 million with all of it available. Also as of August 31, 2009, the Company had $84.5 million outstanding letters of credit under the $125.0 million letter of credit subfacility and had permanently reduced the amount of its term loan subfacility to the $68.4 million outstanding.
     The Senior Credit Facility is collateralized by a substantial portion of the Company’s real property holdings and substantially all of the Company’s other assets, including the stock and assets of its material domestic subsidiaries that are guarantors of the facility. The Company is subject to certain limitations including the ability to: incur additional senior debt, release collateral, retain proceeds from asset sales and issuances of debt or equity, make certain investments and acquisitions, grant additional liens, and make restricted payments, including stock repurchases and dividends. In addition, the Senior Credit Facility contains certain restrictions surrounding the ability of the Company to refinance its subordinated debt, including the 4% Notes and 2 1/4% Debentures, including provisions that, except on terms no less favorable to the Senior Credit Facility, the Company’s subordinated debt cannot be refinanced prior to maturity. Furthermore, provided that the Company has cash and cash equivalents of at least $25.0 million after giving effect thereto, the Company may redeem (with funds other than Senior Credit Facility proceeds) the subordinated notes to the extent required by the mandatory redemption provisions of the subordinated note indenture. The Company is also subject to the following financial covenants:

	Actual Ratios as of	Required Ratios	Required Ratios
Financial Covenant	August 31, 2009	Through November 30, 2009	December 1, 2009 and thereafter
Interest coverage ratio	4.10 to 1.00	Not less than: 2.25 to 1.00	Not less than: 2.25 to 1.00
Leverage ratio	3.43 to 1.00	Not greater than: 5.75 to 1.00	Not greater than: 5.50 to 1.00
     The Company was in compliance with its financial and non-financial covenants as of August 31, 2009.
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
     In December 2007, Aerojet was named as a defendant in a lawsuit brought by six individuals who allegedly resided in the vicinity of Aerojet’s Sacramento facility. The case is entitled Caldwell et al. v. Aerojet-General Corporation, Case No. 34-2000-00884000CU-TT-GDS, Sacramento County (CA) Superior Court and was served April 3, 2008. Plaintiffs allege that Aerojet contaminated groundwater to which plaintiffs were exposed and which caused plaintiffs illness and economic injury. Plaintiffs filed an amended complaint on February 25, 2008, naming additional plaintiffs. The amended complaint brings the total number of individuals on whose behalf suit has been filed to fourteen. Aerojet filed a demurrer to the complaint, which was denied by the trial court in December 2008. A hearing on the demurrer was held on December 11, 2008, and on January 21, 2009, the court overruled the demurrer, holding that the issue as to whether the plaintiffs were on actual notice of the potential source of their injuries is an issue of fact for trial that cannot be resolved on demurrer. On March 4, 2009, Aerojet filed a Petition for a Writ of Mandate with the California Court of Appeal Third District, seeking reversal of the court’s ruling on the demurrer. On March 12, 2009, Aerojet’s Petition was denied by the Court of Appeal without comment. Aerojet will continue to seek dismissal of those claims at the trial court level. Aerojet has filed an answer to the complaint, denying liability, and discovery is continuing. The Company is unable to make a reasonable estimate of the future costs of these claims.
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
     As of August 31, 2009, there was one vinyl chloride case pending against the Company which involves an employee at a facility owned or operated by others.
Asbestos Litigation
     The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases have been filed in Madison County, Illinois and San Francisco, California. There were 135 asbestos cases pending as of August 31, 2009.

     Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued for such contingencies.
Snappon SA Wrongful Discharge Claims
     In November 2003, the Company announced the closing of a manufacturing facility in Chartres, France owned by Snappon SA, a subsidiary of the Company, previously involved in the automotive business. In accordance with French law, Snappon SA negotiated with the local works’ council regarding the implementation of a social plan for the employees. Following the implementation of the social plan, approximately 188 of the 249 former Snappon employees sued Snappon SA in the Chartres Labour Court alleging wrongful discharge. The claims were heard in two groups. On February 19, 2009, the Versailles Court of Appeal issued a decision in favor of Group 2 plaintiffs and based on this, the Court awarded €1.9 million (approximately $2.7 million) plus interest. On April 7, 2009, the Versailles Court of Appeal issued a decision in favor of Group 1 plaintiffs and based on this, the Court awarded €1.0 million (approximately $1.4 million) plus interest. During the second quarter of fiscal 2009, Snappon SA filed for declaration of suspensions of payments with the clerk’s office of the Paris Commercial Court, and the claims will be discharged through those proceedings.
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
     As of August 31, 2009, the aggregate range of these anticipated environmental costs was $233.7 million to $441.1 million and the accrued amount was $233.7 million. See Note 8(c) for a summary of the environmental reserve activity for the first nine months of fiscal 2009. Of these accrued liabilities, approximately 67% relates to the Sacramento, California site and approximately 24% to the

Baldwin Park Operable Unit of the San Gabriel Valley, California site. Each of those two sites is discussed below. The balance of the accrued liabilities relates to other sites for which the Company’s obligations are probable and estimable.
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
     In August 2003, the County of Sacramento and the Sacramento County Water Agency (collectively, “SCWA”) and Aerojet entered into a water agreement (“Agreement”). Under the Agreement, Aerojet agreed to transfer remediated groundwater to SCWA. This was anticipated to satisfy Aerojet’s water replacement obligations in eastern Sacramento County. Subject to various provisions of the Agreement, including approval under the California Environmental Quality Act, SCWA assumed Aerojet’s responsibility for providing replacement water to American States Water Company and other impacted water purveyors up to the amount of remediated water Aerojet transfers to the County of Sacramento (“County”). Aerojet also agreed to pay SCWA approximately $13 million over several years toward the cost of constructing a replacement water supply project. If the amount of Aerojet’s transferred water was in excess of the replacement water provided to the impacted water purveyors, SCWA committed to make such water available for the entitlement of Aerojet’s land in an amount equal to the excess.
     In April 2008, SCWA unilaterally terminated the Agreement. Subsequent to this unilateral termination of the Agreement, the Company and The Boeing Company (“Boeing,” successor to the McDonnell Douglas Corporation (“MDC”)), the former owner of the Inactive Rancho Cordova Test Site (“IRCTS”) entered into negotiations with SCWA in an attempt to resolve matters and reach a new agreement. Additionally, SCWA and Aerojet entered into a Tolling Agreement through June 30, 2009 tolling any suits or claims arising from environmental contamination or conditions on the former IRCTS property.
     On June 30, 2009, SCWA notified Aerojet and Boeing that it was not prepared to extend the tolling period and intended to file suit. On July 1, 2009, the County and SCWA filed a complaint against Aerojet and Boeing in the U.S. District Court for the Eastern District of California, in Sacramento, County of Sacramento; Sacramento County Water Agency v. Aerojet-General Corporation and The Boeing Corporation [sic], Civ. No. 2:09-at-1041. In the complaint, the County and SCWA alleged that because groundwater contamination from various sources including Aerojet, Boeing/MDC, and the former Mather Air Force Base, was continuing, the County and SCWA should be awarded unspecified monetary damages as well as declaratory and equitable relief. The complaint was served, but the parties entered into a joint stipulation on August 27, 2009, to stay all proceedings until October 31, 2009, pending settlement discussions. The Company cannot predict the outcome of this proceeding with any certainty at this time.
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
     Until March 2008, the entire southern portion of the site known as Rio Del Oro was under state orders issued in the 1990s from the California Department of Toxic Substances Control (“DTSC”) to investigate and remediate environmental contamination in the soils and the Central Valley RWQCB to investigate and remediate groundwater environmental contamination. On March 14, 2008, the DTSC released all but approximately 400 acres of the Rio Del Oro property from DTSC’s environmental orders regarding soil contamination. Aerojet expects the approximately 400 acres of Rio Del Oro property that remain subject to the DTSC orders to be released once the soil remediation has been completed. The Rio Del Oro property remains subject to the Central Valley RWQCB’s orders to investigate and remediate groundwater environmental contamination emanating offsite from such property. Aerojet leased the Rio Del Oro property to Douglas Aircraft for rocket assembly and testing from 1957 to 1961 and sold approximately 4,000 acres, including the formerly leased portion, to Douglas Aircraft in 1961. Aerojet reacquired the property in 1984 from McDonnell-Douglas Corporation (“MDC”), the successor to Douglas Aircraft. As a result, the state orders referenced above were issued to both MDC and Aerojet. Aerojet and MDC’s parent, Boeing, have entered into an allocation agreement, some of which is subject to reallocation that establishes lead roles and payment obligations. Aerojet and Boeing are actively remediating soil on portions of the property as well as on-site and off-site groundwater contamination. By letter of October 27, 2006, Boeing submitted notice to Aerojet that it was initiating the reallocation arbitration process. In February 2009, Aerojet and Boeing reached a confidential settlement in principle, and on August 13, 2009, the parties executed a confidential Partial Settlement and Mutual Release which established final cost allocations with respect to environmental projects associated with the site, and also defined responsibilities with respect to future costs and environmental projects.
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
c. Environmental Reserves and Estimated Recoveries
Environmental Reserves
     The Company reviews on a quarterly basis estimated future remediation costs that could be incurred over the contractual term or next fifteen years of the expected remediation. The Company has an established practice of estimating environmental remediation costs over a fifteen year period, except for those environmental remediation costs with a specific contractual term. As the period for which estimated environmental remediation costs increases, the reliability of such estimates decrease. These estimates consider the investigative work and analysis of engineers, outside environmental consultants, and the advice of legal staff regarding the status and anticipated results of various administrative and legal proceedings. In most cases, only a range of reasonably possible costs can be estimated. In establishing our reserves, the most probable estimate is used when determinable; otherwise, the minimum amount is used when no single amount in the range is more probable. Accordingly, such estimates can change as the Company periodically evaluates and revises such estimates as new information becomes available. Management cannot predict whether new information gained as projects progress will affect the estimated liability accrued. The timing of payment for estimated future environmental costs depends on the timing of regulatory approvals for planned remedies and the construction and completion of the remedies.

     A summary of the Company’s environmental reserve activity is shown below:

	November 30,	2009	2009	August 31,
	2008	Additions	Expenditures	2009
		(In millions)
Aerojet
Sacramento	$162.8	$9.3	$(16.5)	$155.6
BPOU	68.0	2.9	(14.3)	56.6
Other Aerojet sites	14.4	0.7	(3.5)	11.6

	245.2	12.9	(34.3)	223.8

Other Sites	13.0	0.4	(3.5)	9.9

Environmental Reserve	$258.2	$13.3	$(37.8)	$233.7

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

Pre-Close Environmental Costs	$20.0
Amount spent through August 31, 2009	(9.0)
Amount included as a component of reserves for environmental remediation costs in the unaudited condensed consolidated balance sheet as of August 31, 2009	(1.4)

Remaining Pre-Close Environmental Costs	$9.6

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

     Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations, with excess amounts carried forward to subsequent periods, and the total reimbursements will not exceed $189.7 million over the term of the agreement, which ends in 2028. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through August 31, 2009	(72.2)

Potential future cost reimbursements available	117.5
Receivable from Northrop in excess of the annual limitation included as a component of other noncurrent assets in the unaudited condensed consolidated balance sheet as of August 31, 2009	(49.7)
Amounts recoverable from Northrop in future periods included as a component of recoverable from the U.S. government and other third parties for environmental remediation costs in the unaudited condensed consolidated balance sheet as of August 31, 2009	(59.2)

Potential future recoverable amounts available under the Northrop Agreement	$8.6

Environmental reserves and estimated recoveries impact to Statements of Operations
     The expenses and benefits associated with adjustments to the environmental reserves are recorded as a component of other expense, net in the unaudited condensed consolidated statements of operations. Summarized financial information for the impact of environmental reserves and recoveries to the unaudited condensed consolidated statements of operations is set forth below (in millions):

			Total	Charge to
			Estimated	Unaudited
	Estimated	Estimated	Recoverable	Condensed	Total
	Recoverable	Recoverable	Amounts Under	Consolidated	Environmental
	Amounts from	Amounts from	U.S. Government	Statement of	Reserve
	Northrop	U.S. Government	Contracts	Operations	Additions
Nine months ended August 31, 2009	$3.0	$9.4	$12.4	$0.9	$13.3
Nine months ended August 31, 2008	2.8	21.9	24.7	9.1	33.8
Three months ended August 31, 2009	1.4	4.1	5.5	1.2	6.7
Three months ended August 31, 2008	4.2	10.5	14.7	7.2	21.9
     The impact of environmental reserve additions to the unaudited consolidated statement of operations decreased in the first nine months of fiscal 2009 compared to the comparable 2008 period primarily due to the following: (i) an increase of $4.4 million of environmental remediation obligations in fiscal 2008 related to the Company’s legacy divested businesses and (ii) an increase in unrecoverable environmental remediation obligations at the Company’s Sacramento site primarily related to higher water remediation obligations in fiscal 2008.
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
     The changes in the carrying amount of asset retirement obligations since November 30, 2008 were as follows (in millions):

Balance as of November 30, 2008	$13.5
Adjustments and other, net	(0.9)
Accretion	0.7

Balance as of August 31, 2009	$13.3

9. Redeemable Common Stock
     The Company inadvertently failed to register with the SEC the issuance of certain of its common shares in its defined contribution 401(k) employee benefit plan (the “Plan”). As a result, certain Plan participants who purchased such securities pursuant to the Plan may have the right to rescind certain of their purchases for consideration equal to the purchase price paid for the securities (or if such security has been sold, to receive consideration with respect to any loss incurred on such sale) plus interest from the date of purchase. As of August 31, 2009, the Company has classified 0.7 million shares as redeemable common stock because the redemption features are not within the control of the Company. The Company may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares. These shares have always been treated as outstanding for financial reporting purposes. In June 2008, the Company filed a registration statement on Form S-8 to register future transactions in the GenCorp Stock Fund in the Plan. The Company intends to make a registered rescission offer to eligible plan participants which will require an amendment to the Company’s Senior Credit Facility. The Company is seeking an amendment to the Senior Credit Facility. During the first nine months of fiscal 2009, the Company recorded a charge of $1.1 million for realized losses and interest associated with this matter.
10. Arrangements with Off-Balance Sheet Risk
     As of August 31, 2009, obligations required to be disclosed in accordance with FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others consisted of:
     — $84.5 million in outstanding commercial letters of credit expiring within the next twelve months, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.
     — Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to U.S. government agencies for environmental remediation activities.
     — Up to $1.6 million of reimbursements to Granite Construction Company (“Granite”) if the Company requests Granite to cease mining operations on certain portions of the Sacramento Land.
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
11. Retirement Benefits
     Pension Benefits — On November 25, 2008, the Company decided to amend the defined benefit pension and benefits restoration plans to freeze future accruals under such plans. Effective February 1, 2009 and July 31, 2009, future benefit accruals for current salaried employees and collective bargaining unit employees were discontinued, respectively. No employees lost their previously earned pension benefits. As a result of the amendment and freeze, the Company incurred a curtailment charge of $14.6 million in the fourth quarter of fiscal 2008 primarily due to the immediate recognition of unrecognized prior service costs.

     As of August 31, 2009, the assets of the Company’s defined benefit pension plan were approximately $1.3 billion. The Pension Protection Act of 2006 (“PPA”) will require underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their funded ratio as of the pension plan’s year-end. The funded ratio as of November 30, 2008 under PPA for the Company’s defined benefit pension plan was 93%, which was above the 92% ratio required under the PPA, as amended in 2008. Under the current law, the required ratio to be met as of the Company’s November 30, 2009 measurement date is 94%. The Company may be required to make significant cash contributions in the future, a portion of which the Company may not be able to charge immediately through its government contracts.
     Normal retirement age is 65, but certain plan provisions allow for earlier retirement. Pension benefits are calculated under formulas based on average earnings and length of service for salaried employees and under negotiated non-wage based formulas for hourly employees. The Company also sponsors a non-qualified Benefit Restoration Plan (“BRP”), which restores benefits that cannot be paid under the qualified pension plan due to Internal Revenue Service limitations. Effective February 1, 2009, future pension benefit accruals for BRP participants were discontinued. These amounts are classified as non-qualified pension liabilities which are a component of other current and noncurrent liabilities in the unaudited condensed consolidated balance sheets (see Note 6 (f) and (g)). As a result of the Shareholder Agreement, the Company was required to fund into a grantor trust during fiscal 2008 an amount equal to $35.2 million which includes the non-qualified BRP pension liabilities (see Note 4).
     Medical and Life Benefits — The Company provides medical and life insurance benefits (“postretirement benefits”) to certain eligible retired employees, with varied coverage by employee group. Medical and life benefit obligations are unfunded.
     Defined Contribution 401(k) Benefits — The Company sponsors a defined contribution 401(k) plan and participation in the plan is available to all employees. Company contributions to the plan generally have been based on a percentage of employee contributions and, prior to April 15, 2009, the Company’s contributions to the plan had been invested entirely in the GenCorp Stock Fund. Effective January 15, 2009, the Company discontinued the employer matching component to the defined contribution 401(k) plan for non-union employees. Effective March 15, 2009, exchanges into the GenCorp Stock Fund were no longer permitted. Effective April 15, 2009, all future contribution investment elections directed into the GenCorp Stock Fund were redirected to other investment options and the Company’s union employee matching contributions are being made in cash. The Company also sponsors a BRP defined contribution plan designed to enable participants to continue to defer their compensation on a pre-tax basis when such compensation or the participants’ deferrals to tax-qualified plans exceed applicable Internal Revenue Code of 1986, as amended (“IRC”) limits. Under the BRP defined contribution plan, employees who are projected to be impacted by the IRC limits may, on an annual basis, elect to defer compensation earned in the current year such as salary and certain other incentive compensation. Any amounts that are deferred are recorded as liabilities. As a result of the Shareholder Agreement, the Company was required to fund into a grantor trust during fiscal 2008 an amount equal to $35.2 million which includes the BRP defined contribution plan liabilities (see Note 4).
     Components of net periodic benefit (income) expense for continuing operations are as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended
	August 31,	August 31,	August 31,	August 31,
	2009	2008	2009	2008
		(In millions)
Service cost	$1.0	$4.9	$0.1	$—
Interest cost on benefit obligation	22.3	24.1	1.2	1.3
Assumed return on plan assets	(25.9)	(31.0)	—	—
Amortization of prior service costs	—	0.5	—	—
Recognized net actuarial (gains) losses	(0.2)	3.7	(2.0)	(1.7)

Net periodic benefit (income) expense	$(2.8)	$2.2	$(0.7)	$(0.4)

	Pension Benefits		Postretirement Benefits
	Nine months ended
	August 31,	August 31,	August 31,	August 31,
	2009	2008	2009	2008
		(In millions)
Service cost	$5.2	$14.7	$0.2	$0.2
Interest cost on benefit obligation	66.9	72.4	3.7	3.9
Assumed return on plan assets	(77.7)	(92.9)	—	—
Amortization of prior service costs (credits)	—	1.5	—	(0.1)
Recognized net actuarial (gains) losses	(0.7)	11.1	(6.0)	(5.1)

Net periodic benefit (income) expense	$(6.3)	$6.8	$(2.1)	$(1.1)

12. Discontinued Operations
     In November 2003, the Company announced the closing of a GDX manufacturing facility in Chartres, France owned by Snappon SA, a subsidiary of the Company. The decision resulted primarily from declining sales volumes with French automobile manufacturers. In June 2004, the Company completed the legal process for closing the facility and establishing a social plan. In fiscal 2004, an expense of approximately $14.0 million related to employee social costs was recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. An expense of $1.0 million was recorded during fiscal 2005 primarily related to employee social costs that became estimable in fiscal 2005. During the first nine months of fiscal 2009, Snappon SA had legal judgments rendered against it under French law, aggregating $4.0 million related to wrongful discharge claims by certain former employees of Snappon SA. During the second quarter of fiscal 2009, Snappon SA filed for declaration of suspensions of payments with the clerk’s office of the Paris Commercial Court (see Note 8(a)).
     Summarized financial information for discontinued operations is set forth below:

	Three months ended August 31,		Nine months ended August 31,
	2009	2008	2009	2008
		(In millions)
Net sales	$—	$—	$—	$—
Foreign currency losses	(0.2)	—	(1.0)	—
(Loss) income before income taxes	(0.5)	0.2	(5.7)	(0.1)
Income tax provision	—	—	—	—
Net (loss) income from discontinued operations	(0.5)	0.2	(5.7)	(0.1)
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
     Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended August 31,		Nine months ended August 31,
	2009	2008	2009	2008
Raytheon	27%	26%	31%	27%
Lockheed Martin	27%	28%	24%	26%
     Sales during the three and nine months ended August 31, 2009 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled 83% and 87% of net sales, respectively. Sales during the three and nine months ended August 31, 2008 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled 88% and 87% of net sales, respectively.
     In the third quarter of fiscal 2009, the Company reclassified $0.7 million of retirement benefit expense from the Aerospace and Defense operating segment to corporate, to correct previous actuarial calculations.

     Selected financial information for each reportable segment is as follows:

	Three months ended August 31,		Nine months ended August 31,
	2009	2008	2009	2008
		(In millions)
Net Sales:
Aerospace and Defense	$198.1	$171.0	$548.9	$528.6
Real Estate	3.3	1.5	6.4	15.2

Total Net Sales	$201.4	$172.5	$555.3	$543.8

Segment Performance:
Aerospace and Defense	$19.8	$16.3	$54.6	$54.7
Environmental remediation provision adjustments	(0.6)	(2.7)	(0.4)	(4.1)
Retirement benefit plan income (expense)	1.8	(3.8)	5.4	(11.5)
Unusual items (see Note 4)	(0.4)	(1.0)	(1.1)	(2.1)

Aerospace and Defense Total	20.6	8.8	58.5	37.0
Real Estate	1.5	1.0	3.5	9.4

Total Segment Performance	$22.1	$9.8	$62.0	$46.4

Reconciliation of segment performance to income (loss) from continuing operations before income taxes:
Segment performance	$22.1	$9.8	$62.0	$46.4
Interest expense	(6.4)	(6.8)	(19.5)	(20.9)
Interest income	0.5	1.0	1.4	3.3
Corporate and other	(4.6)	(7.9)	(13.3)	(13.1)
Corporate retirement benefit plan income	1.7	2.0	3.0	5.8
Unusual items (see Note 4)	(1.4)	—	(3.3)	(13.8)

Income (loss) from continuing operations before income taxes	$11.9	$(1.9)	$30.3	$7.7

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
     In the third quarter of fiscal 2009, the Company began classifying activities related to transfers between parent and subsidiaries as operating activities on the unaudited condensed consolidated statement of cash flows for the Company’s guarantor and non-guarantor subsidiaries.

Condensed Consolidating Statements of Operations
(Unaudited)

		Guarantor	Non-guarantor
Three Months Ended August 31, 2009 (In millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$201.4	$—	$—	$201.4
Cost of sales (exclusive of items shown separately below)	—	172.2	—	—	172.2
Selling, general and administrative	(2.1)	3.0	—	—	0.9
Depreciation and amortization	1.4	6.4	—	—	7.8
Interest expense	5.0	1.4	—	—	6.4
Other, net	2.0	0.2	—	—	2.2

(Loss) income from continuing operations before income taxes	(6.3)	18.2	—	—	11.9
Income tax (benefit) provision	(9.3)	8.6	—	—	(0.7)

Income from continuing operations	3.0	9.6	—	—	12.6
Loss from discontinued operations	(0.5)	—	—	—	(0.5)

Income before equity income of subsidiaries	2.5	9.6	—	—	12.1
Equity income of subsidiaries	9.6	—	—	(9.6)	—

Net income	$12.1	$9.6	$—	$(9.6)	$12.1

		Guarantor	Non-guarantor
Three Months Ended August 31, 2008 (In millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$172.5	$—	$—	$172.5
Cost of sales (exclusive of items shown separately below)	—	153.2	—	—	153.2
Selling, general and administrative	(3.4)	4.4	—	—	1.0
Depreciation and amortization	0.5	6.2	—	—	6.7
Interest expense	5.4	1.4	—	—	6.8
Other, net	4.1	2.6	—	—	6.7

(Loss) income from continuing operations before income taxes	(6.6)	4.7	—	—	(1.9)
Income tax (benefit) provision	(1.4)	2.4	—	—	1.0

(Loss) income from continuing operations	(5.2)	2.3	—	—	(2.9)
Income from discontinued operations	0.2	—	—	—	0.2

(Loss) income before equity income of subsidiaries	(5.0)	2.3	—	—	(2.7)
Equity income of subsidiaries	2.3	—	—	(2.3)	—

Net (loss) income	$(2.7)	$2.3	$—	$(2.3)	$(2.7)

		Guarantor	Non-guarantor
Nine Months Ended August 31, 2009 (In millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$555.3	$—	$—	$555.3
Cost of sales (exclusive of items shown separately below)	—	473.8	—	—	473.8
Selling, general and administrative	(3.3)	9.1	—	—	5.8
Depreciation and amortization	4.2	18.5	—	—	22.7
Interest expense	15.4	4.1	—	—	19.5
Other, net	3.8	(0.6)	—	—	3.2

(Loss) income from continuing operations before income taxes	(20.1)	50.4	—	—	30.3
Income tax (benefit) provision	(35.1)	15.4	—	—	(19.7)

Income from continuing operations	15.0	35.0	—	—	50.0
Loss from discontinued operations	(1.9)	—	(3.8)	—	(5.7)

Income (loss) before equity income of subsidiaries	13.1	35.0	(3.8)	—	44.3
Equity income (loss) of subsidiaries	31.2	—	—	(31.2)	—

Net income (loss)	$44.3	$35.0	$(3.8)	$(31.2)	$44.3

		Guarantor	Non-guarantor
Nine Months Ended August 31, 2008 (In millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$543.8	$—	$—	$543.8
Cost of sales (exclusive of items shown separately below)	—	473.7	—	—	473.7
Selling, general and administrative	(11.3)	13.2	—	—	1.9
Depreciation and amortization	1.4	18.4	—	—	19.8
Interest expense	16.8	4.1	—	—	20.9
Other, net	16.3	3.5	—	—	19.8

(Loss) income from continuing operations before income taxes	(23.2)	30.9	—	—	7.7
Income tax (benefit) provision	(9.3)	9.7	—	—	0.4

(Loss) income from continuing operations	(13.9)	21.2	—	—	7.3
Loss from discontinued operations	—	—	(0.1)	—	(0.1)

(Loss) income before equity income of subsidiaries	(13.9)	21.2	(0.1)	—	7.2
Equity income (loss) of subsidiaries	21.1	—	—	(21.1)	—

Net income (loss)	$7.2	$21.2	$(0.1)	$(21.1)	$7.2

Condensed Consolidating Balance Sheets
(Unaudited)

		Guarantor	Non-guarantor
August 31, 2009 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$172.6	$(14.4)	$0.1	$—	$158.3
Accounts receivable	—	92.1	—	—	92.1
Inventories	—	50.0	—	—	50.0
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	32.2	—	—	32.2
Grantor trust	2.5	0.3	—	—	2.8
Prepaid expenses and other	11.5	13.0	—	—	24.5
Income tax receivable	41.2	(14.9)	—	—	26.3

Total current assets	227.8	158.3	0.1	—	386.2
Property, plant and equipment, net	0.4	129.1	—	—	129.5
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	162.8	—	—	162.8
Prepaid pension asset	81.9	1.0	—	—	82.9
Grantor trust	10.7	7.0	—	—	17.7
Goodwill	—	94.9	—	—	94.9
Intercompany (payable) receivable, net	(101.6)	121.3	(19.7)	—	—
Other noncurrent assets and intangibles, net	329.0	151.7	9.9	(331.3)	159.3

Total assets	$548.2	$826.1	$(9.7)	$(331.3)	$1,033.3

Short-term borrowings and current portion of long-term debt	$126.4	$—	$—	$—	$126.4
Accounts payable	0.6	26.7	—	—	27.3
Reserves for environmental remediation costs	5.0	40.1	—	—	45.1
Other current liabilities, advance payments on contracts, and postretirement medical and life insurance benefits	33.5	149.8	—	—	183.3

Total current liabilities	165.5	216.6	—	—	382.1
Long-term debt	312.3	—	—	—	312.3
Reserves for environmental remediation costs	4.9	183.7	—	—	188.6
Other noncurrent liabilities	53.8	84.8	—	—	138.6

Total liabilities	536.5	485.1	—	—	1,021.6
Commitments and contingencies (Note 8)
Redeemable common stock (Note 9)	6.7	—	—	—	6.7
Total shareholders’ (deficit) equity	5.0	341.0	(9.7)	(331.3)	5.0

Total liabilities and shareholders’ equity (deficit)	$548.2	$826.1	$(9.7)	$(331.3)	$1,033.3

		Guarantor	Non-guarantor
November 30, 2008 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$103.7	$(11.2)	$0.2	$—	$92.7
Accounts receivable	—	97.3	—	—	97.3
Inventories	—	70.4	—	—	70.4
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	43.7	—	—	43.7
Grantor trust	1.3	0.3	—	—	1.6
Prepaid expenses and other	8.3	9.3	—	—	17.6
Income tax receivable	11.5	(0.9)	—	—	10.6
Assets of discontinued operations	—	—	0.1	—	0.1

Total current assets	124.8	208.9	0.3	—	334.0
Property, plant and equipment, net	0.4	137.5	—	—	137.9
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	169.8	—	—	169.8
Prepaid pension asset	76.8	(0.3)	—	—	76.5
Grantor trust	19.8	9.5	—	—	29.3
Goodwill	—	94.9	—	—	94.9
Intercompany (payable) receivable, net	(14.5)	29.6	(15.1)	—	—
Other noncurrent assets and intangibles, net	309.8	150.5	9.9	(306.9)	163.3

Total assets	$517.1	$800.4	$(4.9)	$(306.9)	$1,005.7

Short-term borrowings and current portion of long-term debt	$1.4	$0.6	$—	$—	$2.0
Accounts payable	0.7	32.0	—	—	32.7
Reserves for environmental remediation costs	6.4	58.8	—	—	65.2
Other current liabilities, advance payments on contracts, and postretirement medical and life insurance benefits	28.9	118.6	—	—	147.5
Liabilities of discontinued operations	—	—	1.0	—	1.0

Total current liabilities	37.4	210.0	1.0	—	248.4
Long-term debt	438.6	—	—	—	438.6
Reserves for environmental remediation costs	6.6	186.4	—	—	193.0
Other noncurrent liabilities	62.0	91.2	—	—	153.2

Total liabilities	544.6	487.6	1.0	—	1,033.2
Commitments and contingencies (Note 8)
Redeemable common stock (Note 9)	7.6	—	—	—	7.6
Total shareholders’ (deficit) equity	(35.1)	312.8	(5.9)	(306.9)	(35.1)

Total liabilities and shareholders’ equity (deficit)	$517.1	$800.4	$(4.9)	$(306.9)	$1,005.7

Condensed Consolidating Statements of Cash Flows
(Unaudited)

		Guarantor	Non-guarantor
Nine Months Ended August 31, 2009 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(18.2)	$98.2	$(4.7)	$—	$75.3
Net transfers from (to) parent	88.7	(93.3)	4.6	—	—

Net cash provided by (used in) operating activities	70.5	4.9	(0.1)	—	75.3
Cash flows from investing activities:
Capital expenditures	—	(7.5)	—	—	(7.5)

Net cash used in investing activities	—	(7.5)	—	—	(7.5)
Cash flows from financing activities:
Repayments on notes payable and long-term debt, net	(1.3)	(0.6)	—	—	(1.9)
Other financing activities	(0.3)	—	—	—	(0.3)

Net cash used in financing activities	(1.6)	(0.6)	—	—	(2.2)
Net increase (decrease) in cash and cash equivalents	68.9	(3.2)	(0.1)	—	65.6
Cash and cash equivalents at beginning of period	103.7	(11.2)	0.2	—	92.7

Cash and cash equivalents at end of period	$172.6	$(14.4)	$0.1	$—	$158.3

		Guarantor	Non-guarantor
Nine Months Ended August 31, 2008 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(52.9)	$36.3	$0.8	$—	$(15.8)
Net transfers from (to) parent	31.9	(30.8)	(1.1)	—	—

Net cash (used in) provided by operating activities	(21.0)	5.5	(0.3)	—	(15.8)
Cash flows from investing activities:
Capital expenditures	—	(12.6)	—	—	(12.6)

Net cash used in investing activities	—	(12.6)	—	—	(12.6)
Cash flows from financing activities:
Repayments on notes payable and long-term debt, net	(6.2)	—	—	—	(6.2)

Net cash used in financing activities	(6.2)	—	—	—	(6.2)

Net decrease in cash and cash equivalents	(27.2)	(7.1)	(0.3)	—	(34.6)
Cash and cash equivalents at beginning of period	98.4	(6.7)	0.6	—	92.3

Cash and cash equivalents at end of period	$71.2	$(13.8)	$0.3	$—	$57.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Unless otherwise indicated or required by the context, as used in this Quarterly Report on Form 10-Q, the terms "we,” “our” and "us” refer to GenCorp Inc. and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America.
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
Results of Operations
Net Sales:

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2009	2008	Change*	2009	2008	Change**
	(In millions)
Net sales	$201.4	$172.5	$28.9	$555.3	$543.8	$11.5

*	Primary reason for change. The increase in net sales for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 was primarily the result of growth in the various Standard Missile programs and increased deliveries on the Patriot Advanced Capability — 3 and Atlas V programs, partially offset by lower sales volume on the Orion program as a result of NASA funding constraints.

**	Primary reason for change. The increase in net sales volume for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 was primarily the result of growth in the various Standard Missile programs, partially offset by lower sales volume on the Orion program as a result of NASA funding constraints, sale of our Sacramento Land for $10.0 million in the second quarter of fiscal 2008, and an additional week of operations in the first quarter of fiscal 2008 resulting in $19.1 million in sales.

     Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended August 31,		Nine months ended August 31,
	2009	2008	2009	2008
Raytheon	27%	26%	31%	27%
Lockheed Martin	27%	28%	24%	26%
Operating Income:

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2009	2008	Change*	2009	2008	Change**
	(In millions, except percentage amounts)
Operating income	$17.8	$3.9	$13.9	$48.4	$25.3	$23.1
Percentage of net sales	8.8%	2.3%		8.7%	4.7%

*	Primary reason for change. The improved operating income for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 is due to the following:
•	Decrease of $6.0 million in environmental remediation costs primarily due to the following: (i) an increase of $4.1 million of environmental remediation obligations in fiscal 2008 related to the Company’s legacy divested businesses and (ii) an increase in unrecoverable environmental remediation obligations at the Company’s Sacramento site primarily related to higher water remediation obligations in fiscal 2008 (see Note 8(c) of the Unaudited Condensed Consolidated Financial Statements).

•	Decrease of $5.3 million in retirement benefit expense primarily due to the freeze of the defined benefit pension and benefit restoration plans as well as the increase in the discount rate used to determine benefit obligations, partially offset by lower expected investment returns.

•	Higher net sales and favorable contract performance on numerous programs as a result of lower non-reimbursable overhead spending in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 and other resulting in a $4.3 million increase in operating income.
          The factors discussed above were partially offset by the following:
•	Increase of $0.9 million in amortization due to the change in the fourth quarter of fiscal 2008 in the estimated life of the deferred financing costs for the 4% Contingent Convertible Subordinated Notes (“4% Notes”) and 2 1/4% Convertible Subordinated Debentures (“2 1/4% Debentures”).

•	Increase of $0.8 million in unusual items. See discussion of “Unusual Items” below.

**	Primary reason for change. The improved operating income for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 is due to the following:
•	Decrease of $14.1 million in retirement benefit expense primarily due to the freeze of the defined benefit pension and benefit restoration plans as well as the increase in the discount rate used to determine benefit obligations, partially offset by lower expected investment returns.

•	Decrease of $11.5 million in unusual items. See discussion of “Unusual Items” below.

•	Decrease of $8.2 million in environmental remediation costs primarily due to the following: (i) an increase of $4.4 million of environmental remediation obligations in fiscal 2008 related to the Company’s legacy divested businesses and (ii) an increase in unrecoverable environmental remediation obligations at the Company’s Sacramento site primarily related to higher water remediation obligations in fiscal 2008 (see Note 8(c) of the Unaudited Condensed Consolidated Financial Statements).

•	The recovery of $1.0 million in inventories that were previously written down.

•	Increase in net sales and favorable contract performance on numerous programs as a result of lower non-reimbursable overhead spending during the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008 and other resulting in a $1.7 million increase in operating income.
          The factors discussed above were partially offset by the following:
•	The sale of 400 acres of our Sacramento Land in the second quarter of fiscal 2008 resulting in a gain of $6.8 million.

•	Increase of $3.9 million in Selling, General and Administrative (“SG&A”) spending. See discussion of “Selling, General and Administrative” below.

•	Increase of $2.7 million in amortization due to the change in the fourth quarter of fiscal 2008 in the estimated life of the deferred financing costs for the 4% Notes and 2 1/4% Debentures.
Cost of Sales (exclusive of items shown separately below):

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2009	2008	Change*	2009	2008	Change**
	(In millions, except percentage amounts)
Cost of sales (exclusive of items shown separately below)	$172.2	$153.2	$19.0	$473.8	$473.7	$0.1
Percentage of net sales	85.5%	88.8%		85.3%	87.1%

*	Primary reason for change. The decrease in the cost of sales as a percentage of net sales in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 was primarily due to the following: (i) a decrease of $5.6 million in non-cash aerospace and defense retirement benefit plan expense primarily due to the freeze of the defined benefit pension and benefit restoration plans as well as the increase in the discount rate used to determine benefit obligations, partially offset by lower expected investment returns and (ii) favorable contract performance as a result of lower non-reimbursable overhead spending in fiscal 2009 compared to fiscal 2008.

**	Primary reason for change. The decrease in the cost of sales as a percentage of net sales in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 was primarily due to the following: (i) a decrease of $16.9 million of non-cash aerospace and defense retirement benefit plan expense primarily due to the freeze of the defined benefit pension and benefit restoration plans as well as the increase in the discount rate used to determine benefit obligations, partially offset by lower expected investment returns and (ii) favorable contract performance as a result of lower non-reimbursable overhead spending in fiscal 2009 compared to fiscal 2008, partially offset by the recognition of a $6.8 million gain on the sale of 400 acres of our Sacramento Land in the second quarter of fiscal 2008.
Selling, General and Administrative:

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2009	2008	Change*	2009	2008	Change**
	(In millions, except percentage amounts)
Selling, general and administrative	$0.9	$1.0	$(0.1)	$5.8	$1.9	$3.9
Percentage of net sales	0.4%	0.6%		1.0%	0.3%

*	Primary reason for change. The slight decrease in SG&A spending in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 is primarily the result a decrease of $0.6 million and $0.3 million in insurance costs and professional legal and accounting services, respectively; partially offset by the recognition of a $0.8 million stock-based compensation charge in the third quarter of fiscal 2009 due to the higher fair value of stock appreciation rights.

**	Primary reason for change. The increase in SG&A spending in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 is primarily the result of the following: (i) an increase of $2.8 million in non-cash corporate retirement benefit plan expense primarily due to lower expected investment returns, partially offset by the increase in the discount rate used to determine benefit obligations and (ii) an increase of $2.1 million in stock-based compensation due to the recognition of a $0.9 million stock-based compensation charge in the first nine months of fiscal 2009 due to an increase in the fair value of stock appreciation rights in 2009 compared to a benefit in the first nine months of fiscal 2008 of $1.2 million due to the reversal of previously recognized stock-based compensation due to the decline in fair value of stock appreciation rights in 2008, partially offset by a decrease of $1.0 million in other net SG&A costs, including a decrease of $1.2 million in management compensation and incentives.
Depreciation and Amortization:

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2009	2008	Change*	2009	2008	Change*
	(In millions, except percentage amounts)
Depreciation and amortization	$7.8	$6.7	$1.1	$22.7	$19.8	$2.9
Percentage of net sales	3.9%	3.9%		4.1%	3.6%

*	Primary reason for change. The increase in depreciation and amortization expense was primarily due to the change in the fourth quarter of fiscal 2008 in the estimated life of the deferred financing costs for the 4% Notes and 2 1/4% Debentures.
Other expense, net:

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2009	2008	Change*	2009	2008	Change*
	(In millions)
Other expense, net	$0.9	$6.7	$(5.8)	$0.2	$7.2	$(7.0)

*	Primary reason for change. The change in other expense, net is primarily due to lower estimated future environmental remediation obligations in the third quarter and first nine months of fiscal 2009 compared to the comparable periods in fiscal 2008 primarily due to increases in fiscal 2008 of environmental remediation obligations related to our legacy divested businesses (see Note 8(c) of the Unaudited Condensed Consolidated Financial Statements).
Unusual items:

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2009	2008	Change*	2009	2008	Change*
	(In millions)
Unusual items	$1.8	$1.0	$0.8	$4.4	$15.9	$(11.5)

*	Primary reason for change. During the first nine months of fiscal 2009, we incurred a charge of $3.1 million associated with executive severance agreements. In the first nine months of fiscal 2009, we also recorded a charge of $1.1 million for realized losses and interest associated with our failure to register with the SEC the issuance of certain of our common shares under our defined contribution 401(k) employee benefit plan. Additionally, we recorded costs of $0.2 million related to a bank amendment.
     On March 5, 2008, we entered into a second amended and restated shareholder agreement (“Shareholder Agreement”) with respect to the election of Directors for the 2008 Annual Meeting and certain other related matters which resulted in a charge of $13.8 million in the first nine months of fiscal 2008. The charges for the Shareholder Agreement and related matters were comprised of the following (in millions):

Increases in pension benefits primarily for certain of the Company’s officers	$5.3
Executive severance agreement	4.1
Accelerated vesting of stock appreciation rights	1.1
Accelerated vesting of restricted stock, service based	0.6
Accelerated vesting of restricted stock, performance based	0.7
Professional fees and other	2.0

$13.8

     In the first nine months of fiscal 2008, we recorded a charge of $2.1 million related to estimated costs associated with legal matters, including $0.9 million associated with the failure to register with the SEC the issuance of shares under our defined contribution 401(k) employee benefit plan.

Interest Income:

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2009	2008	Change*	2009	2008	Change*
	(In millions)
Interest income	$(0.5)	$(1.0)	$0.5	$(1.4)	$(3.3)	$1.9

*	Primary reason for change. The decline in interest income was primarily due to lower average rates partially offset by higher average cash balances in the third quarter and first nine months of fiscal 2009 compared to the comparable fiscal 2008 periods.
Interest Expense:

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2009	2008	Change*	2009	2008	Change*
	(In millions)
Interest expense	$6.4	$6.8	$(0.4)	$19.5	$20.9	$(1.4)

*	Primary reason for change. The decrease in interest expense was primarily due to lower average interest rates on variable rate debt in the third quarter and first nine months of fiscal 2009 compared to the comparable fiscal 2008 periods.
Income Tax (Benefit) Provision:

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2009	2008	Change*	2009	2008	Change**
	(In millions)
Income tax (benefit) provision	$(0.7)	$1.0	$(1.7)	$(19.7)	$0.4	$(20.1)

*	Primary reason for change. The income tax benefit of $0.7 million recorded in the third quarter of fiscal 2009 is primarily related to Internal Revenue Service (“IRS”) interest allowed on examination of refund claims for tax years 1996 and 1997, partially offset by fiscal 2009 state income taxes and deferred tax liabilities recorded for tax goodwill amortization.

**	Primary reason for change. The income tax benefit of $19.7 million in the first nine months of fiscal 2009 is primarily related to new guidance that was published by the Chief Counsel’s Office of the IRS in December 2008 clarifying which costs qualify for ten-year carryback of tax net operating losses for refund of prior years’ taxes. As a result of the clarifying language, we recorded during the first quarter of fiscal 2009 an income tax benefit of $19.7 million, of which $14.5 million is for the release of the valuation allowance associated with the utilization of the qualifying tax net operating losses and $5.2 million is for the recognition of affirmative claims related to previous uncertain tax positions associated with prior years refund claims related to the qualifying costs.
     The difference between net income at the statutory rate and the income tax benefit reflected is primarily related to a decrease in the valuation allowance due to the realization of certain deferred tax assets for both the first nine months of fiscal 2009 and 2008.
     As of August 31, 2009, the liability for uncertain income tax positions was $0.4 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.
Discontinued Operations:
     In November 2003, we announced the closing of a GDX manufacturing facility in Chartres, France owned by Snappon SA, a subsidiary of the Company. The decision resulted primarily from declining sales volumes with French automobile manufacturers. In June 2004, we completed the legal process for closing the facility and establishing a social plan. In fiscal 2004, an expense of approximately $14.0 million related to employee social costs was recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. An expense of $1.0 million was recorded during fiscal 2005 primarily related to employee social costs that became estimable in fiscal 2005. During the first nine months of fiscal 2009, Snappon SA had legal judgments rendered against it under French law, aggregating $4.0 million related to wrongful discharge claims by certain former employees of

Snappon SA. During the second quarter of fiscal 2009, Snappon SA filed for declaration of suspensions of payments with the clerk’s office of the Paris Commercial Court (see Note 8(a) of the Unaudited Condensed Consolidated Financial Statements).
     Summarized financial information for discontinued operations is set forth below:

	Three months ended August 31,		Nine months ended August 31,
	2009	2008	2009	2008
	(In millions)
Net sales	$—	$—	$—	$—
Foreign currency losses	(0.2)	—	(1.0)	—
(Loss) income before income taxes	(0.5)	0.2	(5.7)	(0.1)
Income tax provision	—	—	—	—
Net (loss) income from discontinued operations	(0.5)	0.2	(5.7)	(0.1)
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
     On December 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). As of December 1, 2007, we had $3.2 million of unrecognized tax benefits, $3.0 million of which would impact our effective tax rate if recognized. The adoption resulted in a reclassification of certain tax liabilities from current to non-current, a reclassification of certain tax indemnification liabilities from income taxes payable to other current liabilities, and a cumulative effect adjustment benefit of $9.1 million that was recorded directly to our accumulated deficit. We recognize interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties are immaterial at the date of adoption and are included in unrecognized tax benefits. As of August 31, 2009, our accrued interest and penalties related to uncertain tax positions is immaterial. The tax years ended November 30, 2005 through November 30, 2008 remain open to examination for U.S. federal income tax purposes. For our other major taxing jurisdictions, the tax years ended November 30, 2004 through November 30, 2008 remain open to examination.
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
     As of August 31, 2009, we adopted SFAS No. 165 (“SFAS 165”), Subsequent Events, which provides authoritative accounting literature for a topic that was previously addressed only in the auditing literature. The guidance in SFAS 165 largely is similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes in practice. The adoption of SFAS 165 in the third quarter of fiscal 2009 did not have a material impact on our financial position, results of operations, or cash flows.

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
     In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. The adoption of SFAS 160 will change the accounting treatment for minority interests on a prospective basis beginning December 1, 2009. As of August 31, 2009, we did not have any minority interests. Accordingly, the adoption of SFAS 160 is not expected to impact our consolidated financial statements.
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
     In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (the “Codification”). The Codification, which was launched on July 1, 2009, became the single source of authoritative non-governmental GAAP, superseding various existing authoritative accounting pronouncements. The Codification establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt the Codification in the fourth quarter of fiscal 2009. There will be no change to our consolidated financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in the consolidated financial statements.
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

Aerospace and Defense Segment

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2009	2008	Change*	2009	2008	Change**
	(In millions)
Net Sales	$198.1	$171.0	$27.1	$548.9	$528.6	$20.3
Segment Performance	20.6	8.8	11.8	58.5	37.0	21.5

*	Primary reason for change. The increase in net sales for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 was primarily the result of growth in the various Standard Missile programs and increased deliveries on the Patriot Advanced Capability — 3 and Atlas V programs, partially offset by lower sales volume on the Orion program as a result of NASA funding constraints.

Significant factors impacting the increase in segment performance were as follows: (i) a decrease of $5.6 million in non-cash retirement benefit plan expense primarily due to the freeze of the defined benefit pension and benefit restoration plans as well as the increase in the discount rate used to determine benefit obligations partially offset by lower expected investment returns; (ii) a decrease of $2.1 million for estimated future environmental remediation obligations; and (iii) favorable contract performance on higher net sales as a result of a decrease in overhead spending in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 and other resulting in a $4.1 million increase in segment performance.

**	Primary reason for change. The increase in net sales volume for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 was primarily the result of growth in the various Standard Missile programs, including deliveries to qualify the Throttling Divert Attitude Control Systems, and increased deliveries on the Patriot Advanced Capability — 3 program, partially offset by lower sales volume on the Orion program as a result of NASA funding constraints and an additional week of operations in the first quarter of fiscal 2008 resulting in $19.1 million in sales.

The increase in segment performance during the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008 period is primarily the result of: (i) a decrease of $16.9 million in non-cash retirement benefit plan expense primarily due to the freeze of the defined benefit pension and benefit restoration plans as well as the increase in the discount rate used to determine benefit obligations partially offset by lower expected investment returns and (ii) a decrease of $3.7 million for estimated future environmental remediation obligations.
           A summary of our backlog is as follows:

	August 31,	November 30,
	2009	2008
	(In millions)
Funded backlog	$859.7	$674.3
Unfunded backlog	248.8	361.1

Total contract backlog	$1,108.5	$1,035.4

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
Real Estate Segment
     We believe that the long-term prospects for the Sacramento real estate market remain attractive despite current economic conditions. We are continuing our efforts to enhance the value of our excess real estate assets by entitling approximately 6,000 acres of our Sacramento land as a master-planned community under the brand name “Easton.” Comprised of four “boroughs” located along a major state highway and transit corridor, the Easton plan is subject to the authority of three jurisdictions: the County of Sacramento, the City of Folsom, and the City of Rancho Cordova, as well as numerous state and federal regulatory agencies. As envisioned, Easton will provide a diversified range of residential, commercial and recreational uses in a desirable in-fill location.

     The acreage in the various Easton projects is summarized as follows:

	Environmentally	Environmentally
Easton Projects	Unrestricted	Restricted(1)	Total	Entitled
Glenborough and Easton Place	1,043	349	1,392	1,392
Rio del Oro	1,818	491	2,309	—
Westborough	1,387	272	1,659	—
Hillsborough	532	97	629	—
Office Park and Auto Mall	47	8	55	—

Total Easton acreage	4,827	1,217	6,044	1,392

(1)	The environmentally restricted acreage is subject to restrictions imposed by state and/or federal regulatory agencies because of historical propulsion system testing and manufacturing activities, even though most of the land was never used for such activities. We are actively working with the various regulatory agencies to have the restrictions removed as early as practicable.
     Rio del Oro, Westborough, and Hillsborough are in various phases of the entitlement process and our real estate team is working with the respective regulatory authorities to achieve entitlement.

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2009	2008	Change*	2009	2008	Change*
			(In millions)
Net Sales	$3.3	$1.5	$1.8	$6.4	$15.2	$(8.8)
Segment Performance	1.5	1.0	0.5	3.5	9.4	(5.9)

*	Primary reason for change. The increase in sales and segment performance for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 is primarily due to a $1.7 million land sale in the third quarter of fiscal 2009 resulting in a gain of $0.5 million. The decrease in sales and segment performance in the first nine months of fiscal 2009 compared to the comparable 2008 period is primarily due to the sale of 400 acres of our Sacramento Land for $10 million in the second quarter of fiscal 2008 resulting in a gain of $6.8 million, partially offset by the land sale in the third quarter of fiscal 2009.
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

Arrangements with Off-Balance Sheet Risk
     As of August 31, 2009, obligations required to be disclosed in accordance with FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, consisted of:
     — $84.5 million in outstanding commercial letters of credit expiring within the next twelve months, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.
     — Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to U.S. government agencies for environmental remediation activities.
     — Up to $1.6 million of reimbursements to Granite Construction Company (“Granite”) if the Company requests Granite to cease mining operations on certain portions of the Sacramento Land.
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
Liquidity and Capital Resources
Net Cash Provided by (Used in) Operating, Investing, and Financing Activities
     Cash and cash equivalents increased by $65.6 million during the first nine months of fiscal 2009. The change in cash and cash equivalents is as follows:

	Nine Months Ended
	August 31,	August 31,
	2009	2008
	(In millions)
Net Cash Provided by (Used in) Operating Activities	$75.3	$(15.8)
Net Cash Used in Investing Activities	(7.5)	(12.6)
Net Cash Used in Financing Activities	(2.2)	(6.2)

Net Increase (Decrease) in Cash and Cash Equivalents	$65.6	$(34.6)

Net Cash Provided by (Used In) Operating Activities
     Operating activities generated cash of $75.3 million in the first nine months of fiscal 2009 compared to cash usage of $15.8 million in the first nine months of fiscal 2008. The improvement in cash from operations is due to the following: (i) net improvements of $55.5 million in operating performance and working capital in our Aerospace and Defense operating segment and other, net, including an increase of $23.9 million in advance payments on contracts and a $20.4 million decrease in inventory from November 30, 2008; (ii) $35.2 million funding of a grantor trust during the second quarter of fiscal 2008, which represents the liabilities associated with our Benefits Restoration Plan and the amounts that would be payable to officers who are party to executive severance agreements in the event of qualifying terminations of employment; and (iii) receipt of $10.4 million from the grantor trust during the first nine months of fiscal 2009; partially offset by the sale of 400 acres of our Sacramento Land for a cash price of $10.0 million in the second quarter of fiscal 2008.
Net Cash Used In Investing Activities
     During the first nine months of fiscal 2009 and fiscal 2008, we invested $7.5 million and $12.6 million, respectively, in capital expenditures. The majority of our capital expenditures directly supports our contract and customer requirements and are primarily made for asset replacement, capacity expansion, development of new projects, and safety and productivity improvements.
Net Cash Used in Financing Activities
     During the first nine months of fiscal 2009, net cash used for debt principal payments were $1.9 million (see table below). Additionally, we incurred $0.3 million in debt issuance costs. During the first nine months of fiscal 2008, cash of $6.2 million was used for debt principal payments, including $5.0 million of which was required to be repaid in conjunction with a real estate sale. Under the terms of the Senior Credit Facility, we were required to use 50% of the net sale proceeds of 10.0 million from the sale of 400 acres of Sacramento Land in the second quarter of fiscal 2008, or $5.0 million, to repay outstanding principal on the term loan subfacility.
Borrowing Activity and Senior Credit Facility:
     Our borrowing activity during the first nine months of fiscal 2009 was as follows:

	November 30,			August 31,
	2008	Additions	Payments	2009
		(In millions)
Term loan	$69.0	$—	$(0.6)	$68.4
9 1/2% Senior Subordinated Notes	97.5	—	—	97.5
4% Contingent Convertible Subordinated Notes	125.0	—	—	125.0
2 1/4% Convertible Subordinated Debentures	146.4	—	—	146.4
Promissory notes	2.7	—	(1.3)	1.4

Total Debt and Borrowing Activity	$440.6	$—	$(1.9)	$438.7

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
     As of August 31, 2009, the borrowing limit under the Revolver was $60.0 million with all of it available. Also as of August 31, 2009, we had $84.5 million outstanding letters of credit under the $125.0 million letter of credit subfacility and had permanently reduced the amount of our term loan subfacility to the $68.4 million outstanding.
     The Senior Credit Facility is collateralized by a substantial portion of our real property holdings and substantially all of our other assets, including the stock and assets of our material domestic subsidiaries that are guarantors of the facility. We are subject to certain limitations including the ability to: incur additional senior debt, release collateral, retain proceeds from asset sales and issuances of debt or equity, make certain investments and acquisitions, grant additional liens, and make restricted payments, including stock repurchases and dividends. In addition, the Senior Credit Facility contains certain restrictions surrounding the ability to refinance our subordinated debt, including the 4% Notes and 2 1/4% Debentures, including provisions that, except on terms no less favorable to the Senior Credit Facility, the Company’s subordinated debt cannot be refinanced prior to maturity. Furthermore, provided that the Company has cash and cash equivalents of at least $25 million after giving effect thereto, the Company may redeem (with funds other than Senior Credit Facility proceeds) the subordinated notes to the extent required by the mandatory redemption provisions of the subordinated note indenture. We are also subject to the following financial covenants:

	Actual Ratios as of	Required Ratios	Required Ratios
Financial Covenant	August 31, 2009	Through November 30, 2009	December 1, 2009 and thereafter
Interest coverage ratio	4.10 to 1.00	Not less than: 2.25 to 1.00	Not less than: 2.25 to 1.00
Leverage ratio	3.43 to 1.00	Not greater than: 5.75 to 1.00	Not greater than: 5.50 to 1.00
     We were in compliance with our financial and non-financial covenants as of August 31, 2009.
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
     Our Senior Credit Facility contains certain restrictions surrounding our ability to refinance the subordinated debt, including the 4% Notes and 2 1/4% Debentures, including provisions that, except on terms no less favorable to the Senior Credit Facility, the subordinated debt cannot be refinanced prior to maturity. Furthermore, provided that we have cash and cash equivalents of at least $25.0 million after giving effect thereto, we may redeem (with funds other than Senior Credit Facility proceeds) the subordinated notes to the extent required by the mandatory redemption provisions of the subordinated note indentures.
     Accordingly, we are seeking an amendment to our Senior Credit Facility in connection with the potential required repurchases of the 4% Notes. We have engaged Imperial Capital, LLC to facilitate our efforts to amend the Senior Credit Facility and to refinance the subordinated debt. There can be no assurance that we will be able to obtain the consent of lenders under the Senior Credit Facility or that, as a condition to consent, the lenders will not require that the terms of the Senior Credit Facility be amended in a manner that is unfavorable and possibly unacceptable, including a possible increase in interest, fees, reduction in the amount of the funds available, and more restrictive covenants. Furthermore, the current financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency, and equity markets. In addition, the failure to pay principal on the 4% Notes when due is an immediate default under the Senior Credit Facility, and after the lapse of appropriate grace periods, causes a cross default on the outstanding $146.4 million 2 1/4% Debentures and $97.5 million 9 1/2% Notes.
     If we are unable to amend our Senior Credit Facility and obtain financing to repurchase the 4% Notes on terms favorable to us before January 2010, we may be required to redeem the 4% Notes on January 16, 2010 which is allowed under the existing Senior Credit Facility. Given our current and forecasted liquidity through January 2010, in the event the 4% Notes are put to us, we believe we have the liquidity to immediately repay the holders of the 4% Notes. For additional discussion of our debt instruments, please see our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2008.
     As of August 31, 2009, the assets of our defined benefit pension plan were approximately $1.3 billion. The Pension Protection Act of 2006 (“PPA”) will require underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their funded ratio as of the pension plan’s year-end. The funded ratio as of November 30, 2008 under PPA for our defined benefit pension plan was 93%, which was above the 92% ratio required under the PPA, as amended in 2008. Under the current law, the required ratio to be met as of our November 30, 2009 measurement date is 94%. On November 25, 2008, we decided to amend our defined benefit pension and benefits restoration plans to freeze future accruals under such plans. Effective February 1, 2009 and July 31, 2009, future benefit accruals for current salaried employees and collective bargaining unit employees were discontinued, respectively. We may be required to make significant cash contributions in the future, a portion of which we may not be able to immediately charge through our government contracts.
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
Forward-Looking Statements
     Certain information contained in this report should be considered “forward-looking statements” as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words “believe,” “estimate,” “anticipate,” “project” and “expect,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation and anticipated costs of capital. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in the section “Risk Factors” in Item 1A of our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2008 include the following:
•	the cost of servicing the Company’s debt and the Company’s ability to comply with the financial and other covenants contained in the Company’s debt agreements;

•	economic conditions that could affect the Company’s ability to refinance its existing debt;

•	the ability of the Company to obtain the consent of its lenders under the Senior Credit Facility on terms favorable to the Company to refinance its debt and to effect a rescission offer;

•	the Company’s plans to effect a rescission offer relating to its 401(k) employee benefit plan;

•	the funded status of the Company’s defined benefit pension plan and the Company’s obligation to make cash contributions to such pension plan;

•	effects of changes in discount rates, actual returns on plan assets, and government regulations of defined benefit pension plans;

•	the possibility that environmental and other government regulations that impact the Company become more stringent or subject the Company to material liability in excess of its established reserves;

•	requirements to provide guarantees and/or letters of credit to financially assure the Company’s environmental or other obligations;

•	changes in the amount recoverable from environmental claims;

•	environmental claims related to the Company’s current and former businesses and operations;

•	the results of significant litigation;

•	cancellation or material modification of one or more significant contracts;

•	future reductions or changes in U.S. government spending;

•	failure to comply with regulations applicable to contracts with the U.S. government;

•	significant competition and the Company’s inability to adapt to rapid technological changes;

•	product failures, schedule delays or other problems with existing or new products and systems or cost-overruns on the Company’s fixed-price contracts;

•	the release or explosion of dangerous materials used in the Company’s businesses;

•	reduction in airbag propellant sales volume;

•	disruptions in the supply of key raw materials and difficulties in the supplier qualification process, as well as raw materials price increases;

•	changes in economic and other conditions in the Sacramento, California metropolitan area real estate market or changes in interest rates affecting real estate values in that market;

•	the Company’s ability to execute its real estate business plan including the Company’s ability to obtain or caused to be obtained, the necessary final governmental zoning, land use and environmental approvals and building permits;

•	effects of changes in management on the Company’s operations and/or business strategy;

•	the Company’s property being subject to federal, state and local regulations and restrictions that may impose significant limitations on the Company’s plans, with much of the Company’s property being raw land located in areas that include the natural habitats of various endangered or protected wildlife species;

•	costs and time commitment related to potential acquisition activities;

•	additional costs related to the Company’s divestitures;

•	a strike or other work stoppage or the Company’s inability to renew collective bargaining agreements on favorable terms;

•	the loss of key employees and shortage of available skilled employees to achieve anticipated growth;

•	fluctuations in sales levels causing the Company’s quarterly operating results to fluctuate;

•	occurrence of liabilities that are inadequately covered by indemnity or insurance;

•	changes in the Company’s contract-related accounting estimates;

•	new accounting standards that could result in changes to the Company’s methods of quantifying and recording accounting transactions;

•	failure to maintain effective internal controls in accordance with the Sarbanes-Oxley Act; and

•	those risks detailed from time to time in the Company’s reports filed with the SEC.
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
     As of August 31, 2009, our debt totaled $438.7 million: $370.3 million, or 84%, was at an average fixed rate of 4.76%; and $68.4 million, or 16%, was at a variable rate of 2.63%.

     The estimated fair value of our total debt was $354.7 million as of August 31, 2009 compared to a carrying value of $438.7 million. The fair values of the term loan, convertible subordinated notes, senior subordinated notes, and convertible subordinated debentures were determined using broker quotes that are based on active markets of our debt securities as of August 31, 2009. The fair value of the remaining debt was determined to approximate carrying value.
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
     Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first nine months of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

	Nine Months	Year	Year
	Ended	Ended,	Ended
	August 31,	Nov. 30,	Nov. 30,
	2009	2008	2007
	(dollars in thousands)
Claims filed	24 **	33 *	57 *
Claims consolidated	22	—	—
Claims dismissed	22	31	43
Claims settled	2	5	8
Claims pending	135	157	160
Aggregate settlement costs	$35	$246	$72
Average settlement costs	$17	$49	$9

*	This number is net of two cases tendered to a third party under a contractual indemnity obligation.

**	This number is net of one case tendered to a third party under a contractual indemnity obligation.
     Legal and administrative fees for the asbestos cases for the first nine months of fiscal 2009 were $0.3 million. Legal and administrative fees for the asbestos cases for fiscal years 2008 and 2007 were $0.5 million and $0.9 million, respectively.
Item 1A. Risk Factors.
     There have been no material changes from our risk factors as previously reported in our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

10.1	Employment Agreement dated July 2, 2009 between John Joy and GenCorp Inc.

10.2	Amendment to the GenCorp Inc. 1999 Equity and Performance Incentive Plan, effective October 6, 2009

10.3	Amendment to the GenCorp Inc. 2009 Equity and Performance Incentive Plan, effective October 6, 2009

10.4	Director Stock Appreciation Rights Agreement between GenCorp Inc. and Directors for grants of stock appreciation rights under the GenCorp Inc. 2009 Equity and Performance Incentive Plan

10.5	Amendment to the Benefits Restoration Plan for Salaried Employees of GenCorp Inc. and Certain Subsidiary Companies, effective October 6, 2009

10.6	Amendment to the 2009 Benefit Restoration Plan for the GenCorp Inc. 401(k) Plan, effective October 6, 2009

10.7	Amendment to the 2009 Benefits Restoration Plan for the GenCorp Inc. Pension Plan, effective October 6, 2009

10.8	Amendment to the Deferred Bonus Plan of GenCorp Inc. and Participating Subsidiaries, effective October 6, 2009

10.9	Amendment to the GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended, effective October 6, 2009

10.10	Amendment to the GenCorp Inc. 1996 Supplemental Retirement Plan for Management Employees, effective October 6, 2009

31.1	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GenCorp Inc.
Date: October 8, 2009	By:	/s/ J. Scott Neish
J. Scott Neish
Interim President and Interim Chief Executive Officer (Principal Executive Officer)

Date: October 8, 2009	By:	/s/ Kathleen E. Redd
Kathleen E. Redd
Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1	Employment Agreement dated July 2, 2009 between John Joy and GenCorp Inc.

10.2	Amendment to the GenCorp Inc. 1999 Equity and Performance Incentive Plan, effective October 6, 2009

10.3	Amendment to the GenCorp Inc. 2009 Equity and Performance Incentive Plan, effective October 6, 2009

10.4	Director Stock Appreciation Rights Agreement between GenCorp Inc. and Directors for grants of stock appreciation rights under the GenCorp Inc. 2009 Equity and Performance Incentive Plan

10.5	Amendment to the Benefits Restoration Plan for Salaried Employees of GenCorp Inc. and Certain Subsidiary Companies, effective October 6, 2009

10.6	Amendment to the 2009 Benefit Restoration Plan for the GenCorp Inc. 401(k) Plan, effective October 6, 2009

10.7	Amendment to the 2009 Benefits Restoration Plan for the GenCorp Inc. Pension Plan, effective October 6, 2009

10.8	Amendment to the Deferred Bonus Plan of GenCorp Inc. and Participating Subsidiaries, effective October 6, 2009

10.9	Amendment to the GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended, effective October 6, 2009

10.10	Amendment to the GenCorp Inc. 1996 Supplemental Retirement Plan for Management Employees, effective October 6, 2009

31.1	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.