Form 10-K
period 2009-11-30
GENCORP INC
filed 2010-02-04
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐ The registrant is not yet subject to this requirement.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☑ No

The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of May 31, 2009 was approximately $118 million.

As of January 20, 2010, there were 58.5 million outstanding shares of the Company’s Common Stock, including redeemable common stock, $0.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2009 Proxy Statement of GenCorp Inc. relating to its annual meeting of shareholders scheduled to be held on March 24, 2010 are incorporated by reference into Part III of this Report.

GENCORP INC.

Annual Report on Form 10-K
For the Fiscal Year Ended November 30, 2009

*	The information called for by Items 10, 11, 12, 13, and 14, to the extent not included in this Report, is incorporated herein by reference to the information to be included under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Communication with Directors,” “Board Committees,” “Executive Compensation,” “Director Compensation,” “Organization & Compensation Committee Report” “Compensation Committee Interlocks and Insider Participation,” “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Officers and Directors,” “Employment Agreements and Indemnity Agreements,” “Potential Payments upon Termination of Employment or Change in Control,” “Determination of Independence of Directors,” and “Ratification of the Appointment of Independent Registered Public Accounting Firm,” in GenCorp Inc.’s 2010 Proxy Statement, to be filed within 120 days after the close of our fiscal year.

PART I

Item 1.	Business

Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10-K, the terms “we,” “our,” and “us” refer to GenCorp Inc. and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America.

Certain information contained in this Annual Report on Form 10-K should be considered “forward-looking statements” as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans, and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words “believe,” “estimate,” “anticipate,” “project” and “expect,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions, and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation, availability of capital, and anticipated costs of capital. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in the section “Risk Factors” in Item 1A of this Report. Additional risk factors may be described from time to time in our future filings with the Securities and Exchange Commission (“SEC”).

We are a manufacturer of aerospace and defense systems with a real estate segment that includes activities related to the entitlement, sale, and leasing of our excess real estate assets. Our continuing operations are organized into two segments:

Aerospace and Defense — includes the operations of Aerojet-General Corporation (“Aerojet”) which develops and manufactures propulsion systems for defense and space applications, armament systems for precision tactical weapon systems and munitions applications. We are one of the largest providers of such propulsion systems in the United States (“U.S.”). Primary customers served include major prime contractors to the U.S. government, the Department of Defense (“DoD”), and the National Aeronautics and Space Administration (“NASA”).

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

Our fiscal year ends on November 30 of each year. When we refer to a fiscal year, such as fiscal 2009, we are referring to the fiscal year ended on November 30 of that year. The fiscal year of our subsidiary, Aerojet, ends on the last Saturday of November. As a result of the 2008 calendar, Aerojet had 53 weeks of operations in fiscal 2008 compared to 52 weeks of operations in fiscal 2009 and 2007. The additional week of operations, which occurred in the first quarter of fiscal 2008, accounted for $19.1 million in additional net sales.

Sales, segment performance, total assets, and other financial data for each segment for fiscal 2009, 2008, and 2007 are set forth in Note 10 to the Consolidated Financial Statements, included in Item 8 of this Report.

We were incorporated in Ohio in 1915 and our principal executive offices are located at Highway 50 and Aerojet Road, Rancho Cordova, CA 95742. Our mailing address is P.O. Box 537012, Sacramento, CA 95853-7012 and our telephone number is 916-355-4000.

Our Internet website address is www.GenCorp.com. We have made available through our Internet website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and

amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC. We also make available on our Internet web site our corporate governance guidelines and the charters for each of the following committees of our Board of Directors: Audit; Corporate Governance & Nominating; and Organization & Compensation. Our corporate governance guidelines and such charters are also available in print to anyone who requests them.

Aerospace and Defense

For over 60 years, Aerojet has been an industry leader and pioneer in the development of critical products and technologies that have strengthened the U.S. military and enabled the exploration of space. Aerojet focuses on developing military, civil, and commercial systems and components that address the needs of the aerospace and defense industry markets. Due to the diversity of its propulsion technologies and the synergy of its product lines, we believe Aerojet is in a unique competitive position to offer its customers the most innovative and advanced solutions available in the domestic propulsion market. Aerojet has been able to capitalize on its strong technical capabilities to become a critical provider of components and systems for major propulsion programs. Aerojet propulsion systems have flown on human and robotic missions for NASA since the inception of the U.S. Space Program, and Aerojet has been a major supplier of propulsion products to the DoD since the founding of Aerojet. Principal customers include the DoD, NASA, Raytheon Company (“Raytheon”), Lockheed Martin Corporation (“Lockheed Martin”), United Launch Alliance (“ULA”), and The Boeing Company (“Boeing”).

•	Defense systems — Our defense system products include liquid, solid, and air-breathing propulsion systems and components. In addition, Aerojet is a supplier of both composite and metallic aerospace structural components, fire suppression systems, armament systems for precision tactical weapon systems and munitions applications. Product applications for our defense systems include strategic, tactical and precision strike missiles, missile defense systems, maneuvering propulsion systems, precision war-fighting systems, and specialty metal products.

•	Space systems — Our space systems products include liquid, solid, and electric propulsion systems and components. Product applications for space systems include expendable and reusable launch vehicles, transatmospheric vehicles and spacecraft, separation and maneuvering systems, upper stage engines, satellites, large solid boosters, and integrated propulsion subsystems.

Industry Overview

Broad support continues for DoD and NASA funding in the Government Fiscal Year ending September 30 (“GFY”), 2010 and beyond. However, these federal department/agency budgets are under severe pressure due to the cost impacts of military operations in Iraq and Afghanistan, and a rising U.S. federal deficit. As a result, both the DoD and NASA budgets are expected to grow at modest levels through 2012.

Department of Defense

Overall, U.S. defense appropriations have increased substantially since the attacks of September 11, 2001 and ensuing military actions in Afghanistan and Iraq. Defense appropriations have risen to over $508 billion in GFY 2010 from $487 billion in GFY 2009. The DoD budget continues to increase, the overall real rate of growth is expected to be approximately 2% per year. Although the ultimate distribution of the DoD budget remains uncertain, we believe Aerojet is well positioned to benefit from DoD investment in: high-priority, transformational systems that address current war fighting requirements; the re-capitalization of weapon systems and equipment expended during combat deployments; and systems that meet new threats world-wide.

The Obama Administration (“Administration”) has indicated a commitment to maintain adequate funding for the DoD and building defense capabilities for the 21st century. Areas that impact Aerojet products include: fully equipping U.S forces for the missions they face; preserving air supremacy; maintaining at sea; protecting the U.S. in cyberspace; ensuring freedom of space; and a pragmatic and cost-effective development of missile defense. Congress is working closely with the Administration on these focus areas.

NASA

In the Administration’s submitted GFY 2010 budget, the President has indicated that NASA’s GFY 2009 plans for the future of human spaceflight may be modified. A panel of experts, called the Augustine Committee, was commissioned to review current space programs, alternatives and issues for moving forward. The Augustine Committee report indicated that significant additional funding for human spaceflight is needed if the U.S. is to maintain its leadership. The Administration is evaluating the human space flight program based on the Augustine Committee’s report. Until the Administration announces its new plans, the future direction of NASA’s human spaceflight program remains unclear. However, regardless of the future direction, Aerojet is well positioned to succeed because of its diverse offerings, innovative technologies and its existing contracts with both traditional and emerging launch providers.

Overall, continued strong support from the Administration for science, particularly Earth science, aeronautics and education programs at NASA is expected. We project steady funding with modest growth for NASA.

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

The table below lists primary participants in the propulsion market:

Company	Parent	Propulsion Type	Propulsion Application

Aerojet	GenCorp Inc.	Solid, liquid, air- breathing, electric	Launch, in-space, tactical, strategic, missile defense
Alliant Techsystems	Alliant Techsystems Inc.	Solid, air-breathing	Launch, tactical, strategic, missile defense
American Pacific Corporation	American Pacific Corporation	Liquid, electric	In-space
Astrium	European Aeronautics Defense and Space Company; and BAE Systems	Solid, liquid	In-space, tactical
Northrop Grumman Space Technology	Northrop Grumman Corporation (“Northrop”)	Liquid	In-space
Pratt & Whitney Rocketdyne	United Technologies Corporation	Liquid, air-breathing, electric	Launch, in-space, missile defense
SpaceX	SpaceX	Liquid	Launch, in-space

The domestic solid and liquid propulsion markets remained unchanged in fiscal 2009 with Aerojet in the number two position in both markets, second to Alliant Techsystems in solid propulsion (“solids”) and Pratt & Whitney Rocketdyne in liquid propulsion (“liquids”).

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

The principal end user customers of our products and technology are agencies of the U.S. government and U.S. prime contractors. Since a majority of Aerojet’s sales are, directly or indirectly, to the U.S. government, funding for the purchase of Aerojet’s products and services generally follows trends in U.S. defense spending. However, individual government agencies, which include the military services, the Defense Advanced Research Projects Agency, NASA, the Missile Defense Agency (“MDA”), and the prime contractors that serve these agencies, exercise independent purchasing power within “budget top-line” limits. Therefore, sales to the U.S. government are not regarded as sales to one customer, but rather each contracting agency is viewed as a separate customer.

Customers that represented more than 10% of net sales for the fiscal years presented are as follows:

	Year Ended
	2009	2008	2007

Raytheon	31%	27%	28%
Lockheed Martin	26	26	28

Direct sales to the U.S. government and its agencies, or government customers, and indirect sales to U.S. government customers via direct sales to prime contractors accounted for a total of approximately 88% of sales, or approximately $701.3 million, in fiscal 2009. The following are percentages of net sales by principal end user in fiscal 2009:

U.S. Army	21%
U.S. Navy	19
U.S. Air Force	19
MDA	18
NASA	11

Total U.S. government customers	88
Other customers	12

Total	100%

Major Programs

Defense Systems — Aerojet maintained a strong position in the defense market segment in fiscal 2009 with key new and follow-on awards. Significant new wins included the propulsion system for the Joint Air to Ground Missile (“JAGM”), the Critical Path Divert and Attitude Control System (“CPDACS”), Patriot #2, Stinger, and other controllable solids programs. Important follow-on awards were received on the propulsion system for the Ground Based Midcourse Defense Exoatmospheric Kill Vehicle Divert and Attitude Controls System (“GMD EKV DACS”), Standard Missile 3, and Standard Missile 3 Throttling Divert Attitude Control System. These successes continue to strengthen our position as a propulsion leader in missile defense and tactical systems. We believe Aerojet is in a unique competitive position due to the diversity of propulsion technologies, complete warhead capabilities, composites and metallic structures expertise, and the synergy of its product lines to offer defense customers the most innovative and advanced solutions available in the domestic market.

A subset of our key defense systems programs are listed below:

Primary
Program	Customer	End Users	Program Description	Program Status

Advanced Second and Third Stage Booster	U.S. Air Force	U.S. Air Force	Solid booster	Development
Army Tactical Missile System	Lockheed Martin	U.S. Army	Tactical solid rocket motors	Production
F-22 Raptor Aircraft	Boeing	U.S. Air Force	Advanced electron beam welding for airframe structures	Production
Ground Based Mid-Course Defense Exoatmospheric Kill Vehicle Liquid Divert and Attitude Control Systems	Raytheon	MDA	Liquid propulsion divert and attitude control propulsion systems	Development/ Production
Javelin	Lockheed Martin/Raytheon	U.S. Army	Tactical solid rocket motors	Development/ Production
Joint Air to Ground Missile	Lockheed Martin	U.S. Army	Tactical solid rocket motors	Development
Large Class Propulsion Application Program	U.S. Air Force	U.S. Air Force	Strategic solid rocket motors	Development
Minuteman III	Northrop	U.S. Air Force	Liquid maneuvering propulsion	Development/ Production
Multiple Launch Rocket System	Lockheed Martin	U.S. Army	Tactical solid rocket motors	Production
Patriot Advanced Capability -3/ Patriot -2	Lockheed Martin	U.S. Army	Tactical solid rocket motors	Development/ Production
Specialty Metal Products	General Dynamics and Others	U.S. Army	Specialty metal products	Development/ Production
Standard Missile	Raytheon	U.S. Navy, MDA	Tactical solid rocket motors, throttling divert and attitude control systems and warheads	Development/ Production
Supersonic Sea Skimming Target	Orbital Sciences Corporation	U.S. Navy	Variable flow ducted rocket (air-breathing)	Production
Tactical Tomahawk	Raytheon	U.S. Navy	Tactical solid rocket motors and warheads	Production
Terminal High Altitude Air Defense	Lockheed Martin	MDA	Tactical solid rocket motors	Development Production
Trident D5	Lockheed Martin	U.S. Navy	Post boost control system	Production
Tube-launched, Optically-tracked, Wire-guided Missile (“TOW”)	Raytheon	U.S. Army	Tactical missile warheads	Production

Space Systems — In fiscal 2009, Aerojet maintained its strong market position in space systems by continued performance on existing contracts and capturing important new propulsion contracts, the most significant new award was the Taurus 2 program with Orbital Sciences. The current financial crisis adversely impacted some of our programs through restructuring and/or delays.

Aerojet’s commitment to quality and excellence in its space systems programs was reflected in success on several space exploration and other critical missions during fiscal 2009 using Aerojet’s products, including Mercury Messenger Flyby; H-2 Transfer Vehicle (“HTV”) successful first mission; and launches of Delta II, Delta IV, Atlas V, and space shuttle.

These continued space program successes strengthen our legacy of supplying mission critical propulsion systems to the DoD and NASA as we have since the inception of the U.S. civil and military space programs and support our position as a critical supplier to our space systems customers.

A subset of our key space system programs is listed below:

Primary
Program	Customer	End Users	Program Description	Program Status

Advanced Extremely High Frequency MilSatCom	Lockheed Martin	U.S. Air Force	Electric and liquid spacecraft thrusters	Production
Atlas V	United Launch Alliance	U.S. Air Force, Commercial	Solid “strap-on” booster motors, upper stage thrusters, and separation motors	Production
Bigelow Sundancer	Bigelow Aerospace	Commercial	Integrated propulsion systems and controls	Development/ Production
Delta II	United Launch Alliance	NASA, U.S. Air Force, Commercial	Upper stage pressure-fed liquid rocket engines	Production
Delta IV	United Launch Alliance	NASA, U.S. Air Force, Commercial	Upper stage thrusters	Production
Geostationary Satellite Systems	Lockheed Martin, Loral, Boeing, Orbital Sciences Corporation, Astrium	Various	Electric and liquid spacecraft thrusters, propellant tanks and bi-propellant apogee engines	Development/ Production
Global Positioning Systems	Boeing	U.S. Air Force	Integrated propulsion systems	Development/ Production
HTV	Mitsubishi Heavy Industries	Japan Aerospace Exploration Agency	Liquid spacecraft thrusters	Production
Hydrocarbon Booster	Air Force Research Laboratory	U.S. Air Force	Liquid booster	Development
LOX Methane Reaction Control Engine	NASA	NASA	Ascent main engine	Development
Mars Lander Engine	Jet Propulsion Lab (“JPL”)	JPL	Liquid spacecraft thrusters	Qualification/ Production
Orion Crew Mode & Service Mode Propulsion	Lockheed Martin/Orbital Sciences	NASA	Propulsion systems and engines for human spaceflight system	Development/ Qualification
Taurus 2	Orbital Sciences	NASA, Commercial	Provide booster engines for launch vehicle	Qualification/ Production
Upper Stage Engine Technology	U.S. Air Force Research Laboratory	NASA, U.S. Air Force	Design tools for future upper stage liquid engines	Development

Contract Types

Under each of its contracts, Aerojet acts either as a prime contractor, where it sells directly to the end user, or as a subcontractor, selling its products to other prime contractors. Research and development contracts are awarded during the inception stage of a program’s development. Production contracts provide for the production and delivery of mature products for operational use. Aerojet’s contracts are primarily categorized as either “fixed-price” or “cost-reimbursable.” During fiscal 2009, approximately 51% of our net sales were from fixed-price contracts, 37% from cost-reimbursable contracts, and 12% from other sales including commercial contracts and real estate activities.

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

Cost-reimbursable contracts are typically (i) cost plus fixed fee, (ii) cost plus incentive fee, or (iii) cost plus award fee contracts. For cost plus fixed fee contracts, Aerojet typically receives reimbursement of its costs, to the extent the costs are allowable under contractual and regulatory provisions, in addition to receiving a fixed fee. For cost plus incentive fee contracts and cost plus award fee contracts, Aerojet receives adjustments to the contract fee, within designated limits, based on actual results as compared to contractual targets for factors such as cost, performance, quality, and schedule.

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

Government Contracts and Regulations

Our sales are driven by pricing based on costs incurred to produce products or perform services under contracts with the U.S. government. U.S. government contracts generally are subject to Federal Acquisition Regulations (“FAR”), agency-specific regulations that implement or supplement FAR, such as the DoD’s Defense Federal Acquisition Regulations (“DFAR”) and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, and audit requirements. A contractor’s failure to comply with these regulations and requirements could result in reductions of the value of contracts, contract modifications or termination, and the assessment of penalties and fines and could lead to suspension or debarment from government contracting or subcontracting for a period of time. In addition, government contractors are also subject to routine audits and investigations by U.S. government agencies such as the Defense Contract Audit Agency (“DCAA”). These agencies review a contractor’s performance, cost structure, and compliance with applicable laws, regulations, and standards. The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation, and information systems.

Backlog

A summary of our backlog is as follows:

	As of November 30,
	2009	2008
	(In millions)

Funded backlog	$811.2	$674.3
Unfunded backlog	379.6	361.1

Total contract backlog	$1,190.8	$1,035.4

Total backlog includes both funded backlog (the amount for which money has been directly appropriated by the U.S. Congress, or for which a purchase order has been received from a commercial customer) and unfunded backlog (firm orders for which funding has not been appropriated). Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. Backlog is subject to funding delays or program restructurings/cancellations which are beyond our control. Of our November 30, 2009 total contract backlog, approximately 53% is not expected to be filled within one year.

Research and Development

We view research and development efforts as critical to maintaining our leadership position in markets in which we compete. We maintain an active research and development effort supported primarily by customer funding. Customer-funded research and development expenditures are funded under contract specifications, typically research and development contracts, several of which we believe may become key programs in the future. We believe customer-funded research and development activities are vital to our ability to compete for contracts and to enhance our technology base.

Aerojet’s company-funded research and development efforts include expenditures for technical activities that are vital to the development of new products, services, processes or techniques, as well as those expenses for significant improvements to existing products or processes.

The following table summarizes Aerojet’s research and development expenditures during the past three fiscal years:

	Year Ended
	2009	2008	2007
	(In millions)

Customer-funded	$245	$252	$269
Company-funded	15	11	17

Total research and development expenditures	$260	$263	$286

Suppliers, Raw Materials and Seasonality

The national aerospace supply base continues to consolidate due to economic, environmental, and marketplace circumstances beyond Aerojet’s control. The loss of key qualified suppliers of technologies, components, and materials can cause significant disruption to Aerojet program performance and cost.

Availability of raw materials and supplies to Aerojet is generally sufficient. Aerojet is sometimes dependent, for a variety of reasons, upon sole-source or flight qualified suppliers and has in some instances in the past experienced difficulties meeting production and delivery obligations because of delays in delivery or reliance on such suppliers. We closely monitor sources of supply to ensure adequate raw materials and other supplies needed in our manufacturing processes are available. As a U.S. government contractor, we are frequently limited to procuring materials and components from sources of supply that meet rigorous customer and/or government specifications or socio-economic criteria. In addition, as business conditions, DoD budgets, and Congressional allocations change, suppliers of specialty chemicals and materials sometimes consider dropping low-volume items from their product lines. This may require us to qualify new suppliers for raw materials on key programs. To date, Aerojet has been successful in mitigating any impacts that could occur through requalifying replacement materials and suppliers. We continue to monitor this situation carefully and in our engineering processes, where we have the opportunity, we are defining materials that are known to be more sustainable and hence, less prone to obsolescence or disruption.

We are also impacted, as is the rest of the industry, by increases in the prices and lead-times of raw materials used in production on various fixed-price contracts. Recently, prices and lead times for certain commodity metals, alloy steels, titanium and some aluminum grades have become more competitive due to available production capacity world-wide. Unfortunately, prices and lead times for some chemicals used in solid rocket motor propellants have seen significant increases in recent years. These are highly specialized chemicals such as ammonium perchlorate and LX-14 for example. We have been able to mitigate some of these impacts through the establishment of long term volume agreements that provide for a steady throughput with a corresponding price benefit to Aerojet. In addition, where appropriate, we work closely with suppliers to schedule purchases far enough in advance and in the most economical means possible to minimize program impact.

Aerojet’s business is not subject to predictable seasonality. Primary factors affecting the timing of Aerojet’s sales include the timing of government awards, the availability of U.S. government funding, contractual product delivery requirements, customer acceptances, and regulatory issues.

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

Real Estate

We own approximately 12,200 acres of land in the Sacramento metropolitan area which we refer to as the Sacramento Land. Acquired in the early 1950s for our aerospace and defense operations, there are large portions used solely to provide safe buffer zones. Modern changes in propulsion technology coupled with the relocation of certain of our propulsion operations led us to determine large portions of the Sacramento Land were no longer needed for operations in Sacramento. Consequently, our plan has been to reposition this excess Sacramento Land to optimize its value.

Approximately 6,000 acres have been deemed excess, and is the land we are in the process of entitling for new development opportunities under the brand name Easton.

Within Easton, we currently have approximately 1,450 acres entitled, and are seeking entitlements on an additional 4,600 acres. Easton is located 15 miles east of downtown Sacramento, California along U.S. Highway 50, a key growth corridor in the region. We believe Easton has several competitive advantages over other areas, including several miles of freeway accessible frontage, one of the largest single-owner land tracts suitable for development in the Sacramento region, and desirable “in-fill” location surrounded by residential and business properties. The master plan reflects our efforts to make Easton one of the finest master-planned communities in the U.S. Easton will include a broad range of housing, office, industrial, retail, and recreational uses. The broad range of land uses will ensure long-term value enhancement of our excess land.

In 2009, we formed a new wholly-owned subsidiary, Easton Development Company, LLC, to continue to execute these entitlement and pre-development activities, and to explore how to maximize value from Easton. Value enhancement may include outright sales, and/or joint ventures with real estate developers, residential builders, and/or other third parties. Those parcels of land that have obtained the necessary entitlements for development or are otherwise suitable for sale were transferred to this new subsidiary. Additional land may be transferred in the future as these or other requirements are achieved.

The housing market in the Sacramento region continued to struggle in 2009. However, we believe that this downturn does not change the long-term prospects for the Sacramento region, which we believe still remains an attractive and affordable alternative to the San Francisco Bay Area and other large metropolitan areas of California. We believe the Sacramento area demographic and real estate market supports our objective of creating value through new entitlements and the creation of Easton. The term “entitlements” is generally used to denote the set of regulatory approvals required to allow land to be zoned for requested uses. Required regulatory approvals vary with each land zoning proposal and may include permits, land use master plans, zoning designations, state and federal environmental documentation, and other regulatory approvals unique to the land. The entitlement process in California is long and uncertain with approvals required from various authorities, including local jurisdictions, the U.S. Army Corps of Engineers (“USACE”), and the U.S. Department of Interior, Fish and Wildlife Service (“USFWS”).

Our real estate activities are of long-term nature and involve significant risks, including the following: (i) we may be unable to obtain, or suffer delays in obtaining, necessary re-zoning, land use, building, occupancy, and other required governmental permits and authorizations, which could result in increased costs or our abandonment of these projects; (ii) we may be unable to complete environmental remediation or to have state and federal environmental restrictions on our property lifted, which could cause a delay or abandonment of these projects; (iii) we may be unable to obtain sufficient water sources to service our projects, which may prevent us from executing our plans; (iv) our real estate activities require significant capital expenditures and we may not be able to obtain financing on favorable terms, which may render us unable to proceed with our plans; (v) economic and political uncertainties could have an adverse effect on consumer buying habits, construction costs, availability of labor and materials and other factors affecting us and the real estate industry in general; (vi) our property is subject to federal, state, and local regulations and restrictions that may impose significant limitations on our plans; (vii) much of our property is raw land that includes the natural habitats of various endangered or protected wildlife species requiring mitigation; (viii) if our land use plans are approved by the appropriate governmental authorities, we may face lawsuits from those who oppose such plans; and (ix) the time frame required for approval of our plans means that we may have to wait years for a significant cash return.

The Sacramento Land, including Easton, is summarized below (in acres):

	Environmentally	Environmentally
Easton Projects	Unrestricted	Restricted(1)	Total	Entitled

Glenborough and Easton Place	1,043	349	1,392	1,392
Rio del Oro	1,818	491	2,309	—
Westborough	1,387	272	1,659	—
Hillsborough	532	97	629	—
Office Park and Auto Mall	47	8	55	55

Total Easton acreage	4,827	1,217	6,044	1,447

Operations land(2)	24	5,179	5,203
Land available for future entitlement(3)	676	242	918

Total Sacramento Land	5,527	6,638	12,165

(1)	The environmentally restricted acreage described above is subject to restrictions imposed by state and/or federal regulatory agencies because of our historical propulsion system testing and manufacturing activities, even though most of the land was never used for such activities. We are actively working with the various regulatory agencies to have the restrictions removed as early as practicable. See Note 7(c) in Notes to Consolidated Financial Statements for a discussion of the federal and/or state environmental restrictions affecting portions of the Sacramento Land.

(2)	We believe that the operations land is more than adequate for our long-term needs. As we reassess needs in the future, portions of this land may become available for entitlement.

(3)	We believe it will be several years before any of this excess Sacramento Land is available for future change in entitlement. Some of this excess land is outside the current Urban Services Boundary established by the County of Sacramento (“County”) and all of it is far from existing infrastructure, making it uneconomical to pursue entitlement for this land at this time.

Additional information concerning significant Easton projects is set forth below.

Glenborough at Easton and Easton Place

In 2004, we filed an application with the County for a general plan amendment and request for re-zoning of an approximate 1,400 acre master-planned community called Glenborough at Easton and Easton Place.

In January 2009, the Sacramento County Board of Supervisors (“County”) unanimously approved the Environmental Impact Report (“EIR”), County General Plan Amendments, Large and Small Lot Tentative Subdivision Maps, and the Land Use Master Plans for the Glenborough at Easton and Easton Place project. In 2010, we will continue our efforts to obtain the necessary federal permits under Section 404 of the Clean Water Act and complete the major backbone infrastructure design plans for the first phases of Glenborough at Easton and Easton Place.

Approximately 350 acres in Glenborough at Easton are subject to federal environmental restrictions. We believe the timing on removal of these restrictions should not adversely affect the projected phasing of the overall project.

Rio Del Oro at Easton

In 2002, we filed an application with the County for a general plan amendment and request for re-zoning of a project called Rio del Oro in conjunction with Elliott Homes (“Elliott”). In 2003, this application was transferred to the newly incorporated City of Rancho Cordova (“Rancho Cordova”). Elliott is obligated to pay the costs associated with seeking entitlement for the entire Rio del Oro project, pursuant to our agreement. The Rio del Oro project is approximately 3,800 acres, of which Elliott owns approximately 1,500 acres and we own approximately 2,300 acres.

The Rancho Cordova staff and its consultants continue work on the EIR and Environmental Impact Statement. We continue to negotiate with Rancho Cordova on total fee burdens, affordable housing obligations, traffic mitigation, and other related items.

In 2008, the California Department of Toxic Substance Control (“DTSC”) released approximately 2,300 acres that were formally restricted under the DTSC’s environmental orders regarding soil contamination. The remaining 500 acres remain subject to the DTSC orders and will be released once the soil remediation has been completed. We believe the timing on removal of the remaining restrictions should not adversely affect the projected phasing of the project.

Westborough at Easton

In 2004, we filed an application with Rancho Cordova for a general plan amendment for an approximate 1,700 acre project named Westborough at Easton. We expect the Westborough project to be completed in two phases. In June 2005, we submitted an updated general plan amendment and a re-zoning application for approximately 1,100 acres as the first phase of Westborough. The second phase consisting of approximately 550 acres lies partially within the jurisdiction of Rancho Cordova and partially within the jurisdiction of the County. Consequently, over the next few years, we will work with Rancho Cordova and the County to reach agreement on the terms and conditions for annexation of the County land by Rancho Cordova. Once an agreement is achieved, we will file a similar application for the second phase with Rancho Cordova.

Rancho Cordova continues to work on the various technical studies necessary for the EIR for the first phase of this project. We are also working with the USACE to obtain the necessary permits under Section 404 of the Clean Water Act.

In addition, in 2004, we entered into an agreement with Elliott to sell 100 acres of the Westborough property for $3.1 million. This transaction is expected to close in fiscal 2010. The purchase price will be paid at the time of closing.

Hillsborough at Easton

The Company and other land owners that together control approximately 3,500 acres within the City of Folsom’s Sphere of Influence (“SOI”) are working with the City of Folsom (“Folsom”) to develop a land use plan. Folsom has begun work on the EIR and various related technical studies. Our Hillsborough project is within this acreage. The proposed land uses include residential, office, and retail. The annexation process of the SOI acreage by Folsom is expected to be complex and lengthy. The water source for the entire SOI will be addressed by Folsom as part of the annexation process.

Water Supply for Rio del Oro and Westborough

In California, all applications for a change in land use must identify a source of water to serve the proposed project. We initially addressed this issue for both the Rio del Oro and Westborough projects with our 2003 water agreement (“Aerojet/SCWA Agreement”) with the Sacramento County Water Agency (“SCWA”). Under the Aerojet/SCWA Agreement, we transferred certain amounts of remediated groundwater from the Sacramento Land to SCWA (“Transferred Water”). Subject to conditions and limitations in the agreement, including all required approvals under the California Environmental Quality Act (“CEQA”), SCWA assumed the responsibility for providing replacement water to those water purveyors who lost wells as a result of groundwater contamination (“Replacement Water”), and committed to supply water to us for development of our Sacramento Land in an amount equal to the difference between the Transferred Water and the Replacement Water. In 2008, SCWA terminated the Aerojet/SCWA Agreement. We are negotiating with SCWA on water supply issues and we believe that these discussions will lead to a resolution and a new agreement. See additional discussion on the Aerojet/SCWA Agreement and the related legal complaint filed against us by SCWA in Note 7(c) in Notes to Consolidated Financial Statements.

Golden State Water Company (“GSWC”) has filed with the California Public Utilities Commission (“PUC”) seeking approval to provide water service to the Westborough project. Westborough is contiguous to GSWC’s service territory in Eastern Sacramento County. SCWA filed a letter of protest with the PUC with respect to GSWC’s request to serve the Westborough project principally on the basis that the Aerojet/SCWA Agreement had terminated along with an agreement GSWC had entered with SCWA in 2003. We believe that the ongoing discussions between us, GSWC, and SCWA will lead to a resolution and agreement to provide water service to the Westborough project.

Leasing & Other Real Estate

We currently lease to third parties approximately 300,000 square feet of office space in Sacramento. These leasing activities generated $6.4 million in revenue in fiscal 2009.

We own approximately 580 acres of land in Chino Hills, California. This property was used for the manufacture and testing of ordnance. With the sale of our ordnance business in the mid-1990s, we closed this facility and commenced clean-up of the site. We continue to work with state regulators and the City of Chino Hills to complete those efforts. Once the remediation is complete, we will work to maximize the value of the property.

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

Under existing U.S. environmental laws, a Potentially Responsible Party (“PRP”) is jointly and severally liable, and therefore we are potentially liable to the government or third parties for the full cost of remediating the contamination at our facilities or former facilities or at third-party sites where we have been designated as a PRP by the Environmental Protection Agency or a state environmental agency. The nature of environmental investigation and cleanup activities often makes it difficult to determine the timing and amount of any estimated future costs that may be required for remediation measures. However, we review these matters and accrue for costs associated with environmental remediation when it becomes probable that a liability has been incurred and the amount of the liability, usually based on proportionate sharing, can be reasonably estimated. These liabilities have not been discounted to their present value as the timing of cash payments is not fixed or reliably determinable. See Management’s Discussion and Analysis in Part II, Item 7 of this Report for additional information.

Employees

As of November 30, 2009, 13% of our 3,071 employees were covered by collective bargaining agreements, which are due to expire in 2011 and 2012. We believe that our relations with our employees are good.

Item 1A.	Risk Factors

We have a substantial amount of debt. Our ability to operate and our financial flexibility is limited by the agreements governing our debt.

We have a substantial amount of debt for which we are required to make interest and principal payments. As of November 30, 2009, we had $438.6 million of debt. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future.

Our level of debt places significant demands on our cash resources, which could:

•	make it more difficult to satisfy our outstanding debt obligations;

•	require us to dedicate a substantial portion of our cash for payments related to our debt, reducing the amount of cash flow available for working capital, capital expenditures, entitlement of our real estate assets, and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in the industries in which we compete;

•	place us at a competitive disadvantage with respect to our competitors, some of which have lower debt service obligations and greater financial resources than we do;

•	limit our ability to borrow additional funds; and

•	increase our vulnerability to general adverse economic and industry conditions.

If we are unable to generate sufficient cash flow to service our debt and fund our operating costs, our liquidity may be adversely affected.

See Note 15 of the Consolidated Financial Statements for a discussion on recent changes to the Company’s capital structure.

We are obligated to comply with financial and other covenants outlined in our debt indentures and agreements that could restrict our operating activities. A failure to comply could result in a default under our $280.0 million senior credit facility (“Senior Credit Facility”) which would, if not waived by the lenders, accelerate the payment of our debt. A payment default under the Senior Credit Facility could result in cross defaults on our 4% Contingent Convertible Notes (“4% Notes”), 2 1/4% Convertible Subordinated Debentures (“2 1/4% Debentures”), and 9 1/2% Senior Subordinated Notes (“9 1/2% Notes”).

Our debt instruments generally contain various restrictive covenants which include, among others, provisions restricting our ability to:

•	access the full amount of our revolving credit facility and/or incur additional debt;

•	enter into certain leases;

•	make certain distributions, investments, and other restricted payments;

•	cause our restricted subsidiaries to make payments to us;

•	enter into transactions with affiliates;

•	create certain liens;

•	purchase assets or businesses;

•	sell assets and, if sold, retain excess cash flow from these sales;

•	retain excess cash flow from operations; and

•	consolidate, merge or sell all or substantially all of our assets.

Our secured debt also contains other customary covenants, including, among others, provisions:

•	relating to the maintenance of the property securing the debt; and

•	restricting our ability to pledge assets or create other liens.

In addition, certain covenants in our bank facility require that we maintain certain financial ratios, including a leverage ratio that becomes more restrictive over time.

Based on our existing debt agreements, we were in compliance with our financial and non-financial covenants as of November 30, 2009. Any of the covenants described in this risk factor may restrict our operations and our ability to pursue potentially advantageous business opportunities. Our failure to comply with these covenants could also result in an event of default that, if not cured or waived, could result in the acceleration of the Senior Credit Facility, 4% Notes, 2 1/4% Debentures, and 9 1/2% Notes. In addition, our failure to pay principal and interest when due is a default under the Senior Credit Facility, and in certain cases, would cause cross defaults on the 4% Notes, 2 1/4% Debentures, and 9 1/2% Notes. Our indebtedness under the Senior Credit Facility is collateralized by substantially all of our assets, leaving us with limited collateral for additional financing.

See Note 15 of the Consolidated Financial Statements for a discussion on recent changes to the Company’s capital structure.

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

The Pension Protection Act (“PPA”), enacted in August 2006, requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the funded status of the plan as of specified measurement dates. Our funded ratio as of November 30, 2008 under the PPA for our defined benefit pension plan was above the ratio required under the PPA, as amended in 2008. The funded ratio as of November 30, 2008, under the PPA for our defined benefit pension plan was 93% which was above the 92% ratio required under the PPA, as amended. The required ratio to be met as of our November 30, 2009 measurement date is 94%. During the fourth quarter of fiscal 2009, we made a voluntary contribution of $4.4 million to improve the plan’s PPA funded status as of November 30, 2009, although there can be no assurance that the amount of this contribution will be sufficient to meet the required ratio. The final calculated PPA funded ratio as of November 30, 2009 is expected to be completed in the second half of 2010. On November 25, 2008, we decided to amend our defined benefit pension and benefits restoration plans to freeze future accruals under such plans. Effective February 1, 2009 and July 31, 2009, future benefit accruals for all current salaried employees and collective bargaining unit employees were discontinued, respectively.

The funded status of the pension plan may be adversely affected by the investment experience of the plan’s assets, by any changes in U.S. law and by changes in the statutory interest rates used by “tax-qualified” pension plans in the U.S. to calculate funding requirements. Accordingly, if the performance of our plan’s assets does not meet our assumptions, if there are changes to the U.S. Internal Revenue Service regulations or other applicable law or if other actuarial assumptions are modified, our future contributions to our underfunded pension plan could be higher than we expect. In addition, changes to the discount rate used to measure pension liabilities could adversely affect the funded status of the plan. Significant cash contribution requirements to our pension plan may adversely affect our ability to meet certain covenants for our Senior Credit Facility which, absent an amendment or refinancing, would result in a default under our Senior Credit Facility and cross defaults on our other debt instruments.

The level of returns on retirement benefit plan assets, changes in interest rates, changes in legislation, and other factors could affect our financial results.

Our earnings may be positively or negatively impacted by the amount of expense or income we record for our employee retirement benefit plans. We calculate the expense for the plans based on actuarial valuations. These valuations are based on assumptions that we make relating to financial market and other economic conditions. Changes in key economic indicators can result in changes in the assumptions we use. The key assumptions used to estimate retirement benefit plan expense for the following year are: the discount rate and the expected long-term rate of return on plan assets. Our pension expense/income can also be affected by legislation and other government regulatory actions.

Economic conditions could materially adversely affect our ability to amend our Senior Credit Facility, and we face the risks of either not being able to do so, or doing so at higher interest expense.

We inadvertently failed to register with the SEC the issuance of certain of our common shares under our defined contribution 401(k) employee benefit plan, or the Plan. As a result, certain purchasers of securities pursuant to the Plan may have the right to rescind their purchases for an amount equal to the purchase price paid for the securities (or if such security has been disposed of, to receive damages with respect to any loss on such disposition) plus interest from the date of purchase. We expect to make a registered rescission offer to eligible Plan participants, which could result in our purchase of up to 0.6 million shares of our common stock. Accordingly, we may need to amend our Senior Credit Facility in connection with the rescission offer. There can be no assurance that we will be able to obtain the consent of lenders under our Senior Credit Facility or that, as a condition to consent, the lenders will not require that the terms of the Senior Credit Facility be amended in a manner that is unfavorable to us, including a possible increase in interest, fees, reduction in the amount of the funds available and covenant changes. Furthermore, the current financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets.

Our operations and properties are currently the subject of significant environmental liabilities, and the numerous environmental and other government requirements to which we are subject may become more stringent in the future.

We are subject to federal, state and local laws and regulations that, among other things, require us to obtain permits to operate and install pollution control equipment and regulate the generation, storage, handling, transportation, treatment, and disposal of hazardous and solid wastes. These requirements may become more stringent in the future. We may also be subject to fines and penalties relating to the operation of our existing and formerly owned businesses. We are subject to toxic tort and asbestos lawsuits as well as other third-party lawsuits, due to either our past or present use of hazardous substances or the alleged on-site or off-site contamination of the environment through past or present operations. We may incur material costs in defending these claims and lawsuits and any similar claims and lawsuits that may arise in the future. Contamination at our major current and former properties is subject to investigation and remediation requirements under the Superfund and other cleanup programs, and the full extent of the required remediation has not yet been determined. Any adverse judgment or cash outlay could have a significant adverse effect on our operating results, financial condition, and/or cash flows.

Although some of our environmental costs may be recoverable and we have established reserves, given the many uncertainties involved in assessing liability for environmental claims, our reserves may not be sufficient, which could adversely affect our financial results.

As of November 30, 2009, the aggregate range of our environmental costs was $222.7 million to $428.9 million and the accrued amount was $222.7 million, of which $211.1 million relates to Aerojet sites and $11.6 million relates to non-Aerojet sites. We believe the accrued amount for future remediation costs represents the costs that could be incurred by us over the contractual term, if any, or the next fifteen years of the estimated remediation, to the extent they are probable and reasonably estimable. However, in many cases the nature and extent of the required remediation has not yet been determined. Given the many uncertainties involved in assessing liability for environmental claims, our reserves may prove to be insufficient. We evaluate the adequacy of those reserves on a quarterly basis, and they could change. In addition, the reserves are based only on known sites and the known contamination at those sites. It is possible that additional sites needing remediation may be identified or that unknown contamination at previously identified sites may be discovered. It is also possible that the regulatory agencies may change clean-up standards for chemicals of concern such as ammonium perchlorate and trichloroethylene. This could lead to additional expenditures for environmental remediation in the future and, given the uncertainties involved in assessing liability for environmental claims, our reserves may prove to be insufficient.

Under an agreement with the U.S. government, our environmental expenses related to our Aerojet Sacramento and former Azusa sites are allowable for reimbursement through our government contracts up to 88% of environmental expenses (the “Global Settlement”). Environmental expenses at other Aerojet sites are eligible for reimbursement and treated under the normal rules of cost allowability. Aerojet’s mix of contracts can affect the actual reimbursement made by the U.S. government. Because these costs are recovered through forward pricing arrangements, our ability to continue recovering these costs from the U.S. government depends on Aerojet’s sustained business volume under U.S. government contracts and programs and the relative size of Aerojet’s commercial business. Additionally, in conjunction with the sale of the Electronics and Information Systems business in 2001, Aerojet entered into an agreement with Northrop (“Northrop Agreement”) whereby Aerojet is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement subject to annual and cumulative limitations. We believe that we may reach the cumulative limitation under the Northrop Agreement within the next twelve (12) months. While we are seeking an arrangement with the U.S. government to recover environmental expenditures in excess of the current reimbursement ceiling identified in the Northrop Agreement, there can be no assurances that such a recovery will be obtained, or if not obtained, that such unreimbursed environmental expenditures will not have a materially adverse effect on our operating results, financial condition, and/or cash flows. See Note 7(d) in Notes to Consolidated Financial Statements for additional information.

Our environmental expenses related to non-Aerojet sites are generally not recoverable and a significant increase in these estimated environmental expenses could have a significant adverse effect on our operating results, financial condition, and/or cash flows.

We are from time to time subject to significant litigation, the outcome of which could adversely affect our financial results.

We and our subsidiaries are subject to material litigation. We may be unsuccessful in defending or pursuing these lawsuits or claims. Regardless of the outcome, litigation can be very costly and can divert management’s efforts. Adverse outcomes in litigation, including toxic tort claims pending against Aerojet, product liability claims by former customers of our GDX Automotive business and the appeals of the unfair labor claims brought by former employees of our Snappon SA subsidiary in France, could have a significant adverse effect on our operating results, financial condition, and/or cash flows.

The cancellation or material modification of one or more significant contracts could adversely affect our financial results.

Sales, directly and indirectly, to the U.S. government and its agencies accounted for approximately 88% of our total net sales in fiscal 2009. Our contracts typically permit the U.S. government to unilaterally modify or terminate a contract or to discontinue funding for a particular program at any time. The cancellation of one or more significant contracts and/or programs could have a material adverse effect on our ability to realize anticipated sales and profits. The cancellation of a contract, if terminated for cause, could also subject us to liability for the excess costs incurred by the U.S. government in procuring undelivered items from another source. If terminated for convenience, our recovery of costs would be limited to amounts already incurred or committed, and our profit would be limited to work completed prior to termination.

Future reductions or changes in U.S. government spending could adversely affect our financial results.

Our primary aerospace and defense customers include the DoD, and its agencies, the government prime contractors that supply products to these customers, and NASA. As a result, we rely on particular levels of U.S. government spending on propulsion systems for defense and space applications and armament systems for precision tactical weapon systems and munitions applications, and our backlog depends, in a large part, on continued funding by the U.S. government for the programs in which we are involved. These spending levels are not generally correlated with any specific economic cycle, but rather follow the cycle of general political support for this type of spending. Moreover, although our contracts often contemplate that our services will be performed over a period of several years, Congress usually must approve funds for a given program each government fiscal year and may significantly reduce or eliminate funding for a program. A decrease in U.S. DoD and/or NASA expenditures, or the elimination or curtailment of a material program in which we are involved, could have a material adverse effect on our operating results, financial condition, and/or cash flows.

If we experience cost overruns on our contracts, we would have to absorb the excess costs which could adversely affect our financial results and our ability to win new contracts.

In fiscal 2009, approximately 51% of our net sales were from fixed-price contracts. Under fixed-price contracts, we agree to perform specified work for a fixed price and realize all of the profit or loss resulting from variations in the costs of performing the contract. As a result, all fixed-price contracts involve the inherent risk of unreimbursed cost overruns. To the extent we were to incur unanticipated cost overruns on a program or platform subject to a fixed-price contract, our profitability would be adversely affected. Future profitability is subject to risks including the ability of suppliers to deliver components of acceptable quality on schedule and the successful implementation of automated tooling in production processes.

In fiscal 2009, approximately 37% of our net sales were from cost reimbursable contracts. Under cost reimbursable contracts, we agree to be reimbursed for allowable costs and be paid a fee. If our costs are in excess of the final target cost, fees may be adversely affected. If our costs exceed authorized contract funding or they do not qualify as allowable costs under applicable regulations, we will not be reimbursed for those costs. Cost overruns may adversely affect our financial performance and our ability to win new contracts.

If our subcontractors or suppliers fail to perform their contractual obligations, our contract performance and our ability to win new contracts may be adversely affected.

We rely on subcontractors to perform a portion of the services we agree to provide our customers and on suppliers to provide raw materials and component parts for our contract performance. A failure by one or more of our subcontractors or suppliers to satisfactorily provide on a timely basis the agreed-upon services or supplies may affect our ability to perform our contractual obligations. Deficiencies in the performance of our subcontractors and suppliers could result in our customer terminating our contract for default. A termination for default could expose us to liability and adversely affect our financial performance and our ability to win new contracts.

Our success and growth in our Aerospace and Defense segment depends on our ability to secure contracts.

We encounter intense competition in bidding for contracts. Many of our competitors have financial, technical, production, and other resources substantially greater than ours. Although the downsizing of the defense industry in the early 1990s resulted in a reduction in the aggregate number of competitors, the consolidation has also strengthened the capabilities of some of the remaining competitors resulting in an increasingly competitive environment. The U.S. government also has its own manufacturing capabilities in some areas. We may be unable to compete successfully with our competitors and our inability to do so could result in a decrease in sales, profits, and cash flows that we historically have generated from certain contracts. Further, the U.S. government may open to competition programs on which we are currently the sole supplier, which could have a material adverse effect on our operating results, financial condition, and/or cash flows.

Our Aerospace and Defense segment is subject to procurement and other related laws and regulations inherent in contracting with the U.S. government, non-compliance with which could adversely affect our financial results.

In the performance of contracts with the U.S. government, we are subject to complex and extensive procurement and other related laws and regulations. Possible consequences of a failure to comply, even inadvertently, with these laws and regulations include civil and criminal fines and penalties including, in some cases, double or triple damages, and suspension or debarment from future government contracts and exporting of goods for a specified period of time.

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

The aerospace and defense industry continues to undergo rapid and significant technological development. Our competitors may implement new technologies before us, allowing them to provide more effective products at more competitive prices. Future technological developments could:

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

Disruptions in the supply of key raw materials, difficulties in the supplier qualification process or increases in prices of raw materials could adversely affect our financial results.

We closely monitor sources of supply to assure that adequate raw materials and other supplies needed in our manufacturing processes are available. As a U.S. government contractor, we are frequently limited to procuring materials and components from sources of supply that meet rigorous customer and/or government specifications. In addition, as business conditions, DoD budgets, and Congressional allocations change, suppliers of specialty chemicals and other materials sometimes consider dropping low-volume items from their product lines, which may require us to qualify new suppliers for raw materials on key programs.

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

The supply of ammonium perchlorate, a principal raw material used in solid propellant, is limited to a single source that supplies the entire domestic solid propellant industry with actual pricing based on the total industry demand. Significant reductions in the total national demand, including as a result of the termination of the space shuttle program, will likely result in significant unit price increases.

The industry also currently relies on one primary supplier for carbon fiber, which is used in the production of composite materials. This supplier has multiple manufacturing lines for such material. Although other sources of carbon fiber exist, the addition of a new supplier would require us to qualify the new source for use. The Japanese government has imposed export restrictions on materials that are to be used in offensive weapons systems, which has increased the lead times associated with the product as its export has to be approved by the Japanese Defense Ministry.

We are also impacted, as is the rest of the industry, by increases in the prices and lead-times of raw materials used in production on various fixed-price contracts. We continue to experience increases in the price and lead-times of certain commodity metals, primarily steel and aluminum. The schedules and pricing of titanium mill products remain well above historical levels. Additionally, we may not be able to continue to negotiate with our customers economic and/or price adjustment clauses tied to commodity indices to reduce program impact. The DoD has begun to rigorously enforce the provisions of the “Berry Amendment” (DFARS 225-7002, 252.225-7014) which imposes a requirement to procure certain strategic materials critical to national security only from U.S. sources. Due to the limited U.S. supply of these metals and the requirement to use domestic sources, lead times and cost impacts have been significant to our defense programs.

Prolonged disruptions in the supply of any of our key raw materials, difficulty qualifying new sources of supply, implementing use of replacement materials or new sources of supply, and/or a continuing increase in the prices of raw materials could have a material adverse effect on our operating results, financial condition, and/or cash flows.

The real estate market is inherently risky, which could adversely affect our financial results.

Our real estate activities involve significant risks, which could adversely affect our financial results. We are subject to various risks, including the following:

•	we may be unable to obtain, or suffer delays in obtaining, necessary re-zoning, land use, building, occupancy, and other required governmental permits and authorizations, which could result in increased costs or our abandonment of these projects;

•	we may be unable to complete environmental remediation or to have state and federal environmental restrictions on our property lifted, which could cause a delay or abandonment of these projects;

•	we may be unable to obtain sufficient water sources to service our projects, which may prevent us from executing our plans;

•	our real estate activities require significant capital expenditures and we may not be able to obtain financing on favorable terms, which may render us unable to proceed with our plans;

•	economic and political uncertainties could have an adverse effect on consumer buying habits, construction costs, availability of labor and materials and other factors affecting us and the real estate industry in general;

•	our property is subject to federal, state, and local regulations and restrictions that may impose significant limitations on our plans;

•	much of our property is raw land that includes the natural habitats of various endangered or protected wildlife species requiring mitigation;

•	if our land use plans are approved by the appropriate governmental authorities, we may face lawsuits from those who oppose such plans. Such lawsuits and the costs associated with such opposition could be material and have an adverse effect on our ability to sell property or realize income from our projects; and

•	the time frame required for approval of our plans means that we may have to wait years for a significant cash return.

Substantially all of our excess real estate, that we are in the process of entitling for new opportunities, is located in Sacramento County, California making us vulnerable to changes in economic and other conditions in that particular market.

As a result of the geographic concentration of our properties, our long-term real estate performance and the value of our properties will depend upon conditions in the Sacramento region, including:

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

Our business strategy may lead us to expand our Aerospace and Defense segment through acquisitions. However, our ability to consummate any future acquisitions on terms that are favorable to us may be limited by the number of attractive acquisition targets, internal demands on our resources and our ability to obtain financing. Our success in integrating newly acquired businesses will depend upon our ability to retain key personnel, avoid diversion of management’s attention from operational matters, integrate general and administrative services and key information processing systems and, where necessary, re-qualify our customer programs. In addition, future acquisitions could result in the incurrence of additional debt, costs, and contingent liabilities. We may also incur costs and divert management attention to acquisitions that are never consummated. Integration of acquired operations may take longer, or be more costly or disruptive to our business, than originally anticipated.

Although we undertake a due diligence investigation of each business that we have acquired or may acquire, there may be liabilities of the acquired companies that we fail to, or are unable to, discover during the due diligence investigation and for which we, as a successor owner, may be responsible. In connection with acquisitions, we generally seek to minimize the impact of these types of potential liabilities through indemnities and warranties from the seller. However, these indemnities and warranties, if obtained, may not fully cover the liabilities due to limitations in scope, amount or duration, financial limitations of the indemnitor or warrantor, or other reasons.

We may incur additional costs related to divestitures, which could adversely affect our financial results.

In connection with our divestitures of the Fine Chemicals and GDX Automotive businesses in fiscal 2005 and fiscal 2004, respectively, we have incurred and may incur additional costs, including costs related to the closure of a manufacturing facility in Chartres, France. As part of these and other divestitures, we have provided customary indemnification to the purchasers for such matters as claims arising from the operation of the businesses prior to disposition, including warranty and income tax matters, and liability to investigate and remediate environmental contamination existing prior to disposition. These additional costs and the indemnification of the purchasers of our former businesses may require additional cash expenditures, which could have a material adverse effect on our operating results, financial condition, and/or cash flows.

A strike or other work stoppage, or our inability to renew collective bargaining agreements on favorable terms, could adversely affect our financial results.

As of November 30, 2009, 13% of our 3,071 employees were covered by collective bargaining agreements, which are due to expire in 2011 and 2012. If we are unable to negotiate acceptable new agreements with the unions, upon expiration of the existing contracts, we could experience a strike or work stoppage. Even if we are successful in negotiating new agreements, the new agreements could call for higher wages or benefits paid to union members, which would increase our operating costs and could adversely affect our profitability. If our unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of operations at our facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of our major customers or suppliers could also have similar effects on us.

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

Changes in our operating results from quarter to quarter may result in volatility in the market price of our common stock. Our quarterly and annual sales are affected by a variety of factors that may lead to significant variability in our operating results. In our Aerospace and Defense segment, sales earned under long-term contracts are recognized either on a cost basis, when deliveries are made, or when contractually defined performance milestones are achieved. The timing of deliveries or milestones may fluctuate from quarter to quarter. In our Real Estate segment, sales of property may be made from time to time, which may result in variability in our operating results and cash flows.

We face certain significant risk exposures and potential liabilities that may not be adequately covered by indemnity or insurance.

A significant portion of our business relates to developing and manufacturing propulsion systems for defense and space applications, armament systems for precision tactical weapon systems and munitions applications. New technologies may be untested or unproven. In addition, we may incur significant liabilities that are unique to our products and services. In some, but not all, circumstances, we may receive indemnification from the U.S. government. While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and it is not possible to obtain insurance to protect against all operational risks and liabilities. Accordingly, we may be forced to bear substantial costs resulting from risks and uncertainties of our business, which could have a material adverse effect on our operating results, financial condition, and/or cash flows.

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

Changes to generally accepted accounting principles in the United States of America arise from new and revised standards, interpretations and other guidance issued by the Financial Accounting Standards Board (“FASB”), the SEC, and others. In addition, the U.S. government may issue new or revised Cost Accounting Standards (“CAS”) or Cost Principles. The effects of such changes may include prescribing an accounting method where none had been previously specified or prescribing a single acceptable method of accounting from among several acceptable methods that currently exist. Such changes could result in unanticipated effects on our operating results, financial condition and/or cash flows. In addition, should legislation and CAS alignment related to the PPA not occur, some of our cash contributions required under the PPA to our defined benefit pension plan may not be immediately recoverable, which could result in material adverse effect on our operating results, financial condition, and/or cash flows. Further, our current Forward Pricing Rates (“FPRs”), did not yet reflect the full effect of the PPA requirements at November 30, 2009. The PPA funding requirements are expected to be incorporated into our FPRs when the CAS Board revises the applicable standards, as is required by the PPA.

The accounting method for convertible debt securities that may be settled in cash is the subject of recent changes that could have a material effect on our reported financial results.

In May 2008, the FASB issued authoritative guidance which applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. Under this new guidance, an entity must separately account for the liability and equity components of convertible debt securities that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of the new guidance on the accounting for convertible debt securities that are affected is that the equity component would be included in the additional paid-in capital section of shareholders’ deficit on our consolidated balance sheets and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of convertible debt securities. We will adopt this guidance in the first quarter of fiscal 2010. Going forward, we expect to report a significant increase in non-cash interest expense in our financial results because this guidance requires interest to include both the current period’s amortization of the debt discount in addition to the instrument’s coupon interest.

Failure to maintain effective internal controls in accordance with the Sarbanes-Oxley Act of 2002 could negatively impact the market price of our common stock.

If, in the future, we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act of 2002. Failure to achieve and maintain an effective internal control environment could negatively impact the market price of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Significant operating, manufacturing, research, design, and/or marketing locations are set forth below.

Facilities

Corporate Headquarters

GenCorp Inc.
Highway 50 and Aerojet Road
Rancho Cordova, California 95742

Mailing address:
P.O. Box 537012
Sacramento, California 95853-7012

Operating/Manufacturing/Research/Design/Marketing Locations

Aerospace and Defense Aerojet-General Corporation Sacramento, California	Design/Manufacturing Facilities:
Camden, Arkansas*
Clearfield, Utah*
Gainesville, Virginia*
Jonesborough, Tennessee**
Orange, Virginia
Rancho Cordova, California (owned and leased)
Redmond, Washington
Socorro, New Mexico*
	Vernon, California*	Marketing/Sales Offices: Huntsville, Alabama* Southfield, Michigan* Arlington, Virginia*
Real Estate Folsom, California *

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

Groundwater Cases

South El Monte Operable Unit (“SEMOU”) Related Cases

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

The cases have been coordinated for ease of administration by the court. The plaintiffs’ claims against Aerojet are based upon allegations of discharges from a former site in the El Monte area. The total cost estimate to implement projects under a Unilateral Administrative Order (“UAO”) prepared by the EPA and the water entities is approximately $90 million. Aerojet investigations do not identify a credible connection between the contaminants identified by the plaintiff water entities in the SEMOU and those detected at Aerojet’s former facility located in El Monte, California, near the SEMOU (“East Flair Drive site”). Aerojet has filed third-party complaints against several water entities on the basis that they introduced perchlorate-containing Colorado River water to the basin. Those water entities have filed motions to dismiss Aerojet’s complaints. The motions as well as discovery have been stayed, pending efforts to resolve the litigation through mediation. During the period in which the litigation has been stayed, EPA, the California Department of Toxic Substances Control and the plaintiff water entities have reached settlements through the mediation process with various of the parties sued, which have been brought to the Federal District Court for approval. Certain of the settlements have been challenged by Aerojet and other defendants and are not finally resolved.

Aerojet has recently received correspondence from EPA on behalf of itself, the DTSC and the Water Entities regarding settlement. Aerojet intends to try to reach a good faith settlement with EPA, DTSC and the Water Entities to resolve claims. If settlement negotiations fail, the litigation stay is likely to be lifted and EPA may refer the matter to the U.S. Department of Justice for litigation, seeking to hold Aerojet liable for past and future costs, to recover costs of suit and attorneys’ fees, and as to any accrued interest, penalties or statutory damages. Should settlement not be reached, Aerojet intends to vigorously defend itself.

Sacramento Cases

In December 2007, Aerojet was named as a defendant in a lawsuit brought by six individuals who allegedly resided in the vicinity of Aerojet’s Sacramento facility. The case is entitled Caldwell et al. v. Aerojet-General Corporation, Case No. 34-2000-00884000CU-TT-GDS, Sacramento County (CA) Superior Court and was served April 3, 2008. Plaintiffs allege that Aerojet contaminated groundwater to which plaintiffs were exposed and which caused plaintiffs illness and economic injury. Plaintiffs filed two subsequent amended complaints, naming additional plaintiffs. Aerojet filed a demurrer to the second amended complaint, which was denied by the trial court in December 2008. The court held that the issue as to whether the plaintiffs were on actual notice of the potential source of their injuries is an issue of fact for trial that cannot be resolved on demurrer. Aerojet’s subsequent Petition for a Writ of Mandate filed with the California Court of Appeal Third District, seeking reversal of the court’s ruling on the demurrer was denied without comment. Aerojet will continue to seek dismissal of those claims at the trial court level. On December 29, 2009, plaintiffs served a Third Amended Complaint, adding four additional plaintiffs to the action, which brings the total number of individuals on whose behalf suit has been filed to eighteen.

Aerojet will file an answer to the third amended complaint, denying liability. Discovery is continuing. The Company is unable to make a reasonable estimate of the future costs of these claims.

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

On June 30, 2009, SCWA notified Aerojet and Boeing that it was not prepared to extend the tolling period and intended to file suit. On July 1, 2009, the County and SCWA filed a complaint against Aerojet and Boeing in the U.S. District Court for the Eastern District of California, in Sacramento, County of Sacramento; Sacramento County Water Agency v. Aerojet-General Corporation and The Boeing Corporation [sic], Civ. No. 2:09-at-1041. In the complaint, the County and SCWA alleged that because groundwater contamination from various sources including Aerojet, Boeing/MDC, and the former Mather Air Force Base, was continuing, the County and SCWA should be awarded unspecified monetary damages as well as declaratory and equitable relief. The complaint was served, but the parties entered into a joint stipulation on August 27, 2009, to stay all proceedings until May 30, 2010, pending settlement discussions. The Company cannot predict the outcome of this proceeding with any certainty at this time.

Vinyl Chloride Litigation

Between the early 1950s and 1985, the Company produced polyvinyl chloride (“PVC”) resin at its former Ashtabula, Ohio facility. PVC is one of the most common forms of plastic currently on the market. A building block compound of PVC is vinyl chloride (“VC”), now listed as a known carcinogen by several governmental agencies. The Occupational Safety and Health Administration (“OSHA”) have regulated workplace exposure to VC since 1974.

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

As of November 30, 2009, there was one vinyl chloride case pending against the Company which involved an employee at a facility owned or operated by others.

The following table sets forth information related to vinyl chloride litigation:

	Year Ended
	2009	2008	2007
	(Dollars in thousands)

Claims filed	1	—	2
Claims dismissed	1	—	1
Claims settled	—	2	6
Claims pending	1	1	3
Aggregate settlement costs	$—	$6	$849
Average settlement costs	$—	$3	$141

Legal and administrative fees for the vinyl chloride cases for fiscal years 2008 and 2007 were $0.3 million and $0.3 million, respectively.

Asbestos Litigation

The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases have been filed in Madison County, Illinois and San Francisco, California. There were 134 cases pending as of November 30, 2009.

Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending or unasserted claims. Accordingly, no estimate of future liability has been accrued for such contingencies.

The following table sets forth information related to asbestos litigation:

	Year Ended
	2009		2008		2007
	(Dollars in thousands)

Claims filed	27	*	33	*	57	*
Claims consolidated	23		—		—
Claims dismissed	25		31		43
Claims settled	2		5		8
Claims pending	134		157		160
Aggregate settlement costs	$35		$246		$72
Average settlement costs	$17		$49		$9

*	This number is net of two cases tendered to a third party under a contractual indemnity obligation.

Legal and administrative fees for the asbestos cases for fiscal years 2009, 2008, and 2007 were $0.4 million, $0.5 million, and $0.9 million, respectively.

Snappon SA Wrongful Discharge Claims

In November 2003, the Company announced the closing of a manufacturing facility in Chartres, France owned by Snappon SA, a subsidiary of the Company, previously involved in the automotive business. In accordance with French law, Snappon SA negotiated with the local works’ council regarding the implementation of a social plan for the employees. Following the implementation of the social plan, approximately 188 of the 249 former Snappon employees sued Snappon SA in the Chartres Labour Court alleging wrongful discharge. The claims were heard in two groups. On February 19, 2009, the Versailles Court of Appeal issued a decision in favor of Group 2 plaintiffs and based on this, the Court awarded damages of €1.9 million (approximately $2.7 million) plus interest. On April 7, 2009, the Versailles Court of Appeal issued a decision in favor of Group 1 plaintiffs and based on this, the Court awarded damages of €1.0 million (approximately $1.4 million) plus interest. During the second quarter of fiscal 2009, Snappon SA filed for declaration of suspensions of payments with the clerk’s office of the Paris Commercial Court, and the claims will likely be discharged through those proceedings.

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

In August 2007, the Company, along with numerous other companies, received from the USFWS a notice of a Natural Resource Damage (“NRD”) Assessment Plan for the Ottawa River and Northern Maumee Bay. The Company previously manufactured products for the automotive industry at a Toledo, Ohio site, which was adjacent to the Ottawa River. This facility was divested in 1990 and the Company indemnified the buyer for claims and liabilities arising out of certain pre-divestiture environmental matters. A group of PRPs, including GenCorp, was formed to respond to the NRD assessment and to pursue funding from the Great Lakes Legacy Act for primary restoration. The group has undertaken a restoration scoping study. Early data collection indicates that the primary restoration project total cost may be in the range of $47 to $49 million. The group has received a commitment for matching federal funds for the restoration project, which will consist of river dredging and land-filling river sediments. Based on a review of the current facts and circumstances with counsel, management has provided for what is believed to be a reasonable estimate of the loss exposure for this matter. Still unresolved at this time is the actual Natural Resource Damage Assessment itself. It is not possible to predict the outcome or timing of these types of assessments, which are typically lengthy processes lasting several years, or the amounts of or responsibility for these damages.

In 2008, Textileather, Inc. (“Textileather”), the current owner of the former Toledo, Ohio site, filed a lawsuit against the Company claiming, among other things, that the Company failed to indemnify and defend Textileather for certain contractual environmental obligations. A second suit related to past and future RCRA closure costs was filed in late 2009. A trial is scheduled for spring 2010. The Company is vigorously defending against both actions.

On January 6, 2010, the Company received a subpoena duces tecum from the Defense Criminal Investigative Service of the Office of the Inspector General of the DoD requesting that the Company produce a variety of documents pertaining to the allowability of certain costs under its contracts with the DoD from October 1, 2003 to the present. The Company is currently unable to predict what the outcome of the investigation will be or the impact, if any, the investigation may have on the Company’s operating results, financial condition, and/or cash flows. The Company intends to cooperate fully with the investigation and is preparing its response to the subpoena.

The Company and its subsidiaries are subject to other legal actions, governmental investigations, and proceedings relating to a wide range of matters in addition to those discussed above. While there can be no certainty regarding the outcome of any litigation, investigation, or proceeding, after reviewing the information that is currently available with respect to such matters, we believe that any liability that may ultimately be incurred with respect to these matters is not expected to materially affect our consolidated financial condition. It is possible that amounts incurred could be significant to our results of operations or cash flows in any particular reporting period.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholders’ Matters and Issuer Purchases of Equity Securities

As of January 20, 2010, there were 8,325 holders of record of the common stock. On January 20, 2010, the last reported sale price of our common stock on the New York Stock Exchange was $6.39 per share.

Our Senior Credit Facility and 9 1/2% Notes (described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Liquidity and Capital Resources”) restricts the payment of dividends and we do not anticipate paying cash dividends in the foreseeable future.

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

Common Stock

Our common stock is quoted on the New York Stock Exchange under the trading symbol “GY.” The following table lists, on a per share basis for the periods indicated, the high and low closing sale prices for the common stock as reported by the New York Stock Exchange:

	Common Stock
	Price
Fiscal Year Ended November 30,	High	Low

2008
First Quarter	$12.29	$9.92
Second Quarter	$11.50	$7.91
Third Quarter	$8.79	$6.90
Fourth Quarter	$8.85	$1.98
2009
First Quarter	$3.84	$2.39
Second Quarter	$2.91	$1.88
Third Quarter	$4.69	$1.84
Fourth Quarter	$8.99	$4.29

Stock Performance Graph

The following graph compares the cumulative total shareholder returns on $100 invested in November 2004 assuming reinvestment of dividends of our Common Stock with the cumulative total return, assuming reinvestment of dividends, of (i) the Standard & Poor’s 500 Composite Stock Price Index (“S&P 500 Index”), and (ii) the Standard & Poor’s 500 Aerospace & Defense Index. The stock price performance shown on the graph is not necessarily indicative of future performance.

Comparison of Cumulative Total Shareholder Return
Among GenCorp, S&P 500 Index, and the S&P 500 Aerospace & Defense Index,
November 2004 through November 2009

	Base
	Period	As of November 30,
Company/Index	2004	2005	2006	2007	2008	2009
GenCorp Inc.	$100.00	$108.63	$82.15	$71.98	$17.01	$46.46
S&P 500 Index	100.00	108.44	123.88	133.44	82.61	103.58
S&P 500 Aerospace & Defense	100.00	110.93	142.22	172.11	100.04	131.69

Item 6.	Selected Financial Data

The following selected financial data is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements, including the Notes thereto in Item 8. Consolidated Financial Statements and Supplementary Data, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended November 30,
	2009	2008	2007	2006	2005
	(In millions, except per share amounts)

Net sales	$795.4	$742.3	$745.4	$621.1	$622.4
Net income (loss):
Income (loss) from continuing operations, net of income taxes	$66.0	$1.6	$41.1	$(39.0)	$(206.4)
(Loss) income from discontinued operations, net of income taxes	(6.7)	(0.1)	27.9	2.4	(23.6)
Cumulative effect of changes in accounting principles, net of income taxes	—	—	—	(1.9)	—

Net income (loss)	$59.3	$1.5	$69.0	$(38.5)	$(230.0)

Basic earnings (loss) per share of Common Stock
Income (loss) from continuing operations, net of income taxes	$1.12	$0.03	$0.73	$(0.70)	$(3.78)
(Loss) income from discontinued operations, net of income taxes	(0.11)	—	0.50	0.04	(0.43)
Cumulative effect of changes in accounting principles, net of income taxes	—	—	—	(0.03)	—

Total	$1.01	$0.03	$1.23	$(0.69)	$(4.21)

Diluted earnings (loss) per share of Common Stock
Income (loss) from continuing operations, net of income taxes	$1.07	$0.03	$0.71	$(0.70)	$(3.78)
(Loss) income from discontinued operations, net of income taxes	(0.10)	—	0.43	0.04	(0.43)
Cumulative effect of changes in accounting principles, net of income taxes	—	—	—	(0.03)	—

Total	$0.97	$0.03	$1.14	$(0.69)	$(4.21)

Other financial data:
Total assets	$935.7	$1,005.7	$995.2	$1,021.4	$1,057.4
Long-term debt, including current maturities	$438.6	$440.6	$446.3	$462.4	$443.9

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10-K, the terms “we,” “our” and “us” refer to GenCorp Inc. and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Aerospace and Defense — includes the operations of Aerojet which develops and manufactures propulsion systems for defense and space applications, armament systems for precision tactical weapon systems and munitions applications. We are one of the largest providers of such propulsion systems in the U.S. Primary customers served include major prime contractors to the U.S. government, the DoD, and NASA.

Real Estate — includes activities related to the entitlement, sale, and leasing of our excess real estate assets. We own approximately 12,200 acres of Sacramento Land. We are currently in the process of seeking zoning changes, removal of environmental restrictions and other governmental approvals on a portion of the Sacramento Land to optimize its value. We have filed applications with and submitted information to governmental and regulatory authorities for approvals necessary to re-zone approximately 6,000 acres of the Sacramento Land. We also own approximately 580 acres in Chino Hills, California. We are currently seeking removal of environmental restrictions on the Chino Hills property to optimize the value of such land.

On August 31, 2004, we completed the sale of our GDX Automotive business. On November 30, 2005, we completed the sale of our Fine Chemicals business. The remaining subsidiaries after the sale of GDX Automotive, including Snappon SA, and the Fine Chemicals business are classified as discontinued operations in the Notes to Consolidated Financial Statements.

Business Outlook

Retirement Benefits — We estimate that our non-cash net periodic benefit expense will be approximately $42 million in fiscal 2010 compared to income of $11.9 million in fiscal 2009. The significant increase in net periodic benefit expense is primarily due to a higher benefit obligation at November 30, 2009 and lower investment returns. The increased retirement benefit obligation was primarily related to a decrease in the discount rate used to determine that liability.

New Accounting Guidance on Convertible Debt Securities — During the first quarter of fiscal 2010, we will adopt new authoritative guidance which applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. Under this new guidance, an entity must separately account for the liability and equity components of convertible debt securities that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of the new guidance on the accounting for convertible debt securities that are affected is that the equity component would be included in the additional paid-in capital section of shareholders’ deficit on our consolidated balance sheets and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of convertible debt securities. We expect to report a significant increase in non-cash interest expense beginning in the first quarter of fiscal 2010 because this guidance requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest.

Results of Operations

	Year Ended
	2009	2008	2007
	(In millions)

Net sales	$795.4	$742.3	$745.4
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	674.0	645.4	657.8
Selling, general and administrative	10.2	1.9	14.4
Depreciation and amortization	31.3	28.3	28.4
Other expense (income), net	2.9	7.6	(2.6)
Unusual items
Shareholder agreement and related costs	—	16.8	—
Executive severance agreements	3.1	—	—
Defined benefit pension plan amendment	—	14.6	—
Legal settlements and estimated loss on legal matters	1.3	2.9	3.8
Customer reimbursement of tax matters	—	—	2.3
Loss on extinguishment of debt	0.2	—	0.6
Gain on settlement and recoveries	—	(1.2)	(6.0)

Total operating costs and expenses	723.0	716.3	698.7
Operating income	72.4	26.0	46.7
Non-operating (income) expense
Interest expense	25.9	27.7	28.6
Interest income	(1.9)	(4.2)	(4.9)

Total non-operating expense, net	24.0	23.5	23.7
Income from continuing operations before income taxes	48.4	2.5	23.0
Income tax (benefit) provision	(17.6)	0.9	(18.1)

Income from continuing operations	66.0	1.6	41.1
(Loss) income from discontinued operations, net of income taxes	(6.7)	(0.1)	27.9

Net income	$59.3	$1.5	$69.0

Net Sales

	Year Ended			Year Ended
	2009	2008	Change*	2008	2007	Change**
			(In millions)

Net sales	$795.4	$742.3	$53.1	$742.3	$745.4	$(3.1)

*	Primary reason for change. The increase in net sales volume in fiscal 2009 compared to fiscal 2008 was primarily the result of growth in the various Standard Missile programs and increased deliveries on the Patriot Advanced Capability — 3 program, partially offset by lower sales volume on the Orion program as a result of NASA funding constraints, sale of our Sacramento Land for $10.0 million in the second quarter of fiscal 2008, and an additional week of operations in the first quarter of fiscal 2008 resulting in $19.1 million in sales (see Note 1 in Notes to Consolidated Financial Statements).

**	Primary reason for change. The decrease in net sales volume for fiscal 2008 compared to fiscal 2007 was primarily the result of the close-out activities of the Titan program in fiscal 2007 partially offset by the sale of our Sacramento Land for $10.0 million in the second quarter of fiscal 2008. In addition, fiscal 2008 includes an additional week of operations in the first quarter of fiscal 2008 resulting in $19.1 million in sales.

Customers that represented more than 10% of net sales for the fiscal years presented are as follows:

	Year Ended
	2009	2008	2007

Raytheon	31%	27%	28%
Lockheed Martin	26	26	28

Sales in fiscal 2009, 2008, and 2007 directly and indirectly to the U.S. government and its agencies, including sales to our significant customers discussed above, totaled $701.3 million, $641.7 million, and $665.9 million, respectively. The demand for certain of our services and products is directly related to the level of funding of government programs.

During fiscal 2009, approximately 51% of our net sales were from fixed-price contracts, 37% from cost reimbursable contracts, and 12% from other sales including commercial contracts and real estate activities.

Operating Income

	Year Ended			Year Ended
	2009	2008	Change*	2008	2007	Change**
			(In millions)

Operating income	$72.4	$26.0	$46.4	$26.0	$46.7	$(20.7)
Percentage of net sales	9.1%	3.5%		3.5%	6.3%

*	Primary reason for change. The improved operating income for fiscal 2009 compared to fiscal 2008 was due to the following:

•	Decrease of $28.5 million in unusual charges. See discussion of “Unusual Items” below.

•	Decrease of $19.9 million in retirement benefit expense primarily due to the freeze of the defined benefit pension and benefit restoration plans as well as the increase in the discount rate used to determine benefit obligations, partially offset by lower expected investment returns.

•	Decrease of $6.6 million in environmental remediation costs primarily due to the following: (i) an increase of $2.4 million of environmental remediation obligations in fiscal 2008 related to our legacy divested businesses and (ii) an increase in unrecoverable environmental remediation obligations at our Sacramento site primarily related to higher water remediation obligations recognized in fiscal 2008.

•	Higher net sales and favorable contract performance on numerous programs as a result of lower non-reimbursable overhead spending in fiscal 2009 compared to fiscal 2008 and other resulting in a $1.0 million increase in operating income.

The factors discussed above were partially offset by the following:

•	The sale of 400 acres of our Sacramento Land in the second quarter of fiscal 2008 resulting in a gain of $6.8 million.

•	Increase of $2.8 million in amortization due to the change in the fourth quarter of fiscal 2008 in the estimated life of the deferred financing costs for the 4% Notes and 2 1/4% Debentures.

**	Primary reason for change. The decline in operating income in fiscal 2008 compared to fiscal 2007 was primarily due to the following:

•	Increase of $32.4 million in unusual charges. See discussion of “Unusual Items” below.

•	Increase of $8.6 million in environmental remediation costs primarily due to the following: (i) an increase of $3.3 million of environmental remediation obligations in fiscal 2008 related to our legacy divested businesses and (ii) an increase in unrecoverable environmental remediation obligations at our Sacramento site primarily related to higher water remediation obligations in fiscal 2008. In addition, $0.1 million of other costs decreased operating performance in fiscal 2008 compared to fiscal 2007.

The factors discussed above were partially offset by the following:

•	Decrease of $13.6 million related to employee retirement benefit expense primarily related to an increase in the discount rate used to determine benefit obligations and a reduction in the impact of amortizing prior years’ actuarial losses.

•	The sale of 400 acres of our Sacramento Land in the second quarter of fiscal 2008 resulting in a gain of $6.8 million.

Cost of Sales (exclusive of items shown separately below)

	Year Ended			Year Ended
	2009	2008	Change*	2008	2007	Change**
	(In millions)

Cost of sales (exclusive of items shown separately below)	$674.0	$645.4	$28.6	$645.4	$657.8	$(12.4)
Percentage of net sales	84.7%	86.9%		86.9%	88.2%

*	Primary reason for change. The decrease in the cost of sales as a percentage of net sales in fiscal 2009 compared to fiscal 2008 was primarily due to the following: (i) a decrease of $23.6 million of non-cash aerospace and defense retirement benefit plan expense and (ii) favorable contract performance and lower non-reimbursable overhead spending in fiscal 2009 compared to fiscal 2008, partially offset by the recognition of a $6.8 million gain on the sale of 400 acres of our Sacramento Land in the second quarter of fiscal 2008.

**	Primary reason for change. The decrease in the cost of sales as a percentage of net sales in fiscal 2008 compared to fiscal 2007 was primarily due to the following: (i) a decrease of $8.1 million of non-cash aerospace and defense retirement benefit plan expense and (ii) the recognition of a $6.8 million gain on the sale of 400 acres of our Sacramento Land in the second quarter of fiscal 2008; offset by the favorable performance on the close-out of the Titan program in fiscal 2007. Additionally, the cost of sales in fiscal 2008 included favorable contract performance on the Atlas V program offset by declines in other programs.

Selling, general and administrative (“SG&A”)

	Year Ended			Year Ended
	2009	2008	Change*	2008	2007	Change**
	(In millions)

Selling, general and administrative	$10.2	$1.9	$8.3	$1.9	$14.4	$(12.5)
Percentage of net sales	1.3%	0.3%		0.3%	1.9%

*	Primary reason for change. The increase in SG&A expense in fiscal 2009 compared to fiscal 2008 was primarily the result of the following: (i) an increase of $5.1 million in stock-based compensation due to the increase in the fair value of stock appreciation rights in 2009 and (ii) an increase of $3.7 million in non-cash corporate retirement benefit plan expense, partially offset by a decrease of $0.5 million in other net SG&A costs.

**	Primary reason for change. The decrease in SG&A expense in fiscal 2008 compared to fiscal 2007 was primarily the result of the following: (i) decrease of $5.7 million in personnel related costs including a $3.7 million decrease primarily related to the reversal of previously recognized stock-based compensation expense due to the lower fair value of the stock appreciation rights, decrease of $1.3 million in salaries and management incentives, and decrease of $0.7 million in workers’ compensation costs; (ii) decrease of $5.5 million in non-cash corporate retirement benefit plan expenses; and (iii) decrease of $1.3 million in other SG&A costs including a decrease of $1.1 million in legal related costs primarily related to vinyl chloride legal settlements in fiscal 2007 and a $0.2 million net decrease in other costs.

Depreciation and amortization

	Year Ended			Year Ended
	2009	2008	Change*	2008	2007	Change**
	(In millions)

Depreciation and amortization	$31.3	$28.3	$3.0	$28.3	$28.4	$(0.1)
Percentage of net sales	3.9%	3.8%		3.8%	3.8%

*	Primary reason for change. The increase in depreciation and amortization expense was primarily due to a reduction in the estimated life of the deferred financing costs for the 4% Notes and 2 1/4% Debentures.

**	Primary reason for change. Depreciation and amortization expense was essentially unchanged for fiscal 2008 and 2007.

Other expense (income), net

	Year Ended			Year Ended
	2009	2008	Change*	2008	2007	Change**
	(In millions)

Other expense (income), net	$2.9	$7.6	$(4.7)	$7.6	$(2.6)	$10.2

*	Primary reason for change. The decrease in other expense (income), net was primarily due to lower estimated future environmental remediation obligations in fiscal 2009 compared to fiscal 2008. See additional information of environmental remediation provision adjustments under the caption “Environmental Matters” below.

**	Primary reason for change. The increase in other expense (income), net was primarily due to higher estimated future environmental remediation obligations in fiscal 2008 compared to fiscal 2007. See additional information of environmental remediation provision adjustments under the caption “Environmental Matters” below.

Unusual Items

	Year Ended			Year Ended
	2009	2008	Change*	2008	2007	Change**
	(In millions)

Unusual items	$4.6	$33.1	$(28.5)	$33.1	$0.7	$32.4

*	Primary reason for change. A summary of the unusual item charges is shown below:

	Year Ended
	2009	2008	2007
	(In millions)

Aerospace and Defense:
Legal settlements and estimated loss on legal matters	$1.3	$2.9	$3.8
Customer reimbursements of tax recoveries	—	—	2.3
Defined benefit pension plan amendment	—	13.6	—
Gain on recoveries	—	—	(6.0)

Aerospace and defense unusual items	1.3	16.5	0.1

Corporate:
Executive severance agreements	3.1	—	—
Loss on extinguishment of debt	0.2	—	0.6
Gain on settlement	—	(1.2)	—
Defined benefit pension plan amendment	—	1.0	—
Shareholder agreement and related costs	—	16.8	—

Corporate unusual items	3.3	16.6	0.6

Total unusual items	$4.6	$33.1	$0.7

In fiscal 2009, we recorded a charge of $1.3 million for realized losses and interest associated with our failure to register with the SEC the issuance of certain of our common shares under our defined contribution 401(k) employee benefit plan. During fiscal 2009, we also incurred a charge of $3.1 million associated with executive severance agreements. Additionally, we recorded costs of $0.2 million related to a bank amendment.

On November 25, 2008, we decided to amend our defined benefit pension and benefits restoration plans to freeze future accruals under such plans. Effective February 1, 2009, we discontinued future benefit accruals for all current salaried employees. No employees lost their previously earned pension benefit. As a result of the defined benefit pension plan amendment and freeze, we incurred a curtailment charge of $14.6 million in the fourth quarter of fiscal 2008 primarily due to the immediate recognition of unrecognized prior service costs.

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

Increases in pension benefits primarily for certain of our officers	$5.3
Executive severance charges	7.1
Accelerated vesting of stock appreciation rights	1.1
Accelerated vesting of restricted stock, service-based	0.6
Accelerated vesting of restricted stock, performance-based	0.7
Professional fees and other	2.0

$16.8

As a result of the Shareholder Agreement, the executive severance agreements required us to fund into a grantor trust on March 12, 2008, an amount equal to $34.8 million, which represents liabilities associated with the Benefits Restoration Plan Pension and Savings Plans (“BRP”) and amounts payable to certain officers party to executive severance agreements in the event of qualifying terminations of employment following a change in control (as defined in the BRP and the executive severance agreements). In addition, as a result of the resignation of three additional Board members on May 16, 2008, we were required to fund $0.4 million into a grantor trust on May 22, 2008, which primarily represents the amount payable to an officer party to an executive severance agreement in the event of a qualifying termination of employment.

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

In fiscal 2007, we recorded an expense of $3.8 million related to estimated costs associated with environmental toxic tort legal matters. We recorded an expense of $2.3 million for tax refunds that were repaid to our defense customers. We also recorded a gain of $6.0 million related to an adjustment of reserves for the allocation of pension benefit costs to U.S. government contracts. We incurred a charge of $0.6 million associated with the replacement of the previous credit facility.

Interest expense

	Year Ended			Year Ended
	2009	2008	Change*	2008	2007	Change*
	(In millions)

Interest expense	$25.9	$27.7	$(1.8)	$27.7	$28.6	$(0.9)

*	Primary reason for change. The decrease in interest expense was primarily due to lower average interest rates on variable rate debt.

Interest income

	Year Ended			Year Ended
	2009	2008	Change*	2008	2007	Change**
	(In millions)

Interest income	$1.9	$4.2	$(2.3)	$4.2	$4.9	$(0.7)

*	Primary reason for change. The decline in interest income was primarily due to lower average rates partially offset by higher average cash balances in fiscal 2009 compared to fiscal 2008.

**	Primary reason for change. The decline in interest income was primarily due to lower average cash balances and rates in fiscal 2008 compared to fiscal 2007.

Income tax (benefit) provision

	Year Ended
	2009	2008	2007
		(In millions)

Income tax (benefit) provision	$(17.6)	$0.9	$(18.1)

The income tax benefit of $17.6 million in fiscal 2009 was primarily related to new guidance that was published by the Chief Counsel’s Office of the Internal Revenue Service (“IRS”) in December 2008 clarifying which costs qualify for ten-year carryback of tax net operating losses for refund of prior years’ taxes. As a result of the clarifying language, during the first quarter of fiscal 2009, we recorded an income tax benefit of $19.7 million, of which $14.5 million was for the release of the valuation allowance associated with the utilization of the qualifying tax net operating losses and $5.2 million was for the recognition of affirmative claims related to previous uncertain tax positions associated with prior years refund claims related to the qualifying costs.

In fiscal 2008, although we generated $2.5 million in income from continuing operations, we had a tax loss primarily related to the impact of a fiscal 2008 change in tax method of accounting adopted for unbilled receivables. The new tax method of accounting adopted in fiscal 2008 in accordance with guidance published by the IRS defers such revenue until the all events test is met for tax purposes. The fiscal 2008 tax net operating loss from continuing operations resulted in an income tax benefit of $9.5 million for carryback to prior years and a refund of previously paid taxes. Due to the tightening of the credit market in the fourth quarter of fiscal 2008, a tax planning strategy relied on for realizability of a portion of the deferred tax assets ceased to be prudent and feasible, resulting in a charge to deferred income tax expense of $8.0 million and a corresponding increase to the valuation allowance.

Our income tax benefit in fiscal 2007 reflects a $6.3 million benefit from continuing operations for the carryback of current and prior year losses resulting in refunds of previously paid taxes and a $12.2 million benefit primarily from U.S. federal and state income tax settlements including research and development credit claim benefits, manufacturer’s investment credit claim benefits, and certain statute expirations, which was partially offset by $0.4 million of current state tax expense.

The year of expiration for our state and U.S. federal net operating loss carryforwards as of November 30, 2009 is as follows:

Year Ended November 30,	State	Federal
	(In millions)

2016	$35.8	$—
2017	130.3	—
2018	28.9	—
2019	15.1	—
2020	19.9	—
2024	—	28.5
2025	—	122.3

	$230.0	$150.8

Approximately $9.2 million of the net operating loss carryforward relates to the exercise of stock options, the benefit of which will be credited to equity when realized. In addition, we also have U.S. federal and state capital loss carryforwards of approximately $7.8 million and $0.2 million, respectively, which will begin to expire in fiscal 2010. The decrease in capital loss carryforwards from the previous fiscal year was the result of:

	State	Federal
	(In millions)

Utilization	$44.7	$41.8
Expiration	18.0	110.2

	$62.7	$152.0

We also have a U.S. federal research credit carryforward of $7.2 million which begins expiring in fiscal 2021, and a California research credit carryforward of $4.1 million which has an indefinite carryforward period. Additionally, we have a California manufacturing investment credit carryforward of $0.6 million which will begin to expire in fiscal 2011; and a foreign tax credit carryforward of $5.9 million which will begin to expire in fiscal 2010, if not utilized. These tax carryforwards are subject to examination by the tax authorities.

Discontinued Operations:

In November 2003, we announced the closing of a GDX manufacturing facility in Chartres, France owned by Snappon SA, a subsidiary of the Company. The decision resulted primarily from declining sales volumes with French automobile manufacturers. In June 2004, we completed the legal process for closing the facility and establishing a social plan. In fiscal 2004, an expense of approximately $14.0 million related to employee social costs was recorded. An expense of $1.0 million was recorded during fiscal 2005 primarily related to employee social costs that became estimable in fiscal 2005. During fiscal 2009, an expense of approximately $4.1 million (€2.9 million) was recorded related to legal judgments rendered against Snappon SA under French law, related to wrongful discharge claims by certain former employees of Snappon SA. During the second quarter of fiscal 2009, Snappon SA filed for declaration of suspensions of payments with the clerk’s office of the Paris Commercial Court (see Note 7(b) in Notes to Consolidated Financial Statements).

During the first quarter of fiscal 2007, we entered into an earn-out and seller note repayment agreement (“Repayment Agreement”) with American Pacific Corporation (“AMPAC”) under which AMPAC was required to pay $29.7 million in consideration for the early retirement of the seller note (including interest due thereunder), the full payment of the earn-out amount and the release of certain liabilities related to the sale of our Fine Chemicals business on November 30, 2005. During the first quarter of fiscal 2007, we recorded a gain from discontinued operations of $31.2 million as a result of receiving $29.7 million of cash from AMPAC and being released from certain liabilities in accordance with the Repayment Agreement.

Summarized financial information for discontinued operations is set forth below:

	Year Ended
	2009	2008	2007
	(In millions)

Net sales	$—	$—	$—
(Loss) income before income taxes	(6.7)	(0.2)	28.9
Income tax (benefit) provision	—	(0.1)	1.0
(Loss) income from discontinued operations	(6.7)	(0.1)	27.9

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

Aerospace and Defense Segment

	Year Ended			Year Ended
	2009	2008	Change*	2008	2007	Change**
	(In millions)

Net Sales	$787.2	$725.5	$61.7	$725.5	$739.1	$(13.6)
Segment Performance	90.3	40.8	49.5	40.8	61.3	(20.5)

*	Primary reason for change. The increase in net sales volume in fiscal 2009 compared to fiscal 2008 was primarily the result of growth in the various Standard Missile programs and increased deliveries on the Patriot Advanced Capability — 3 program, partially offset by lower sales volume on the Orion program as a result of NASA funding constraints and an additional week of operations in the first quarter of fiscal 2008 resulting in $19.1 million in sales.

The increase in segment performance in fiscal 2009 as compared to fiscal 2008 was primarily the result of: (i) a decrease of $23.6 million in non-cash retirement benefit plan expense in fiscal 2009; (ii) decrease of $15.2 million in unusual charges in fiscal 2009 primarily related to the freeze of the defined benefit pension plan in fiscal 2008; (iii) a decrease of $4.3 million for estimated future environmental remediation obligations in fiscal 2009; and (iv) favorable contract performance on higher net sales and other in fiscal 2009 resulting in a $6.4 million increase in segment performance.

**	Primary reason for change. Aerojet reports its fiscal year sales and income under a 52/53 week accounting convention. Fiscal 2008 was a 53 week year with the extra week accounted for in the first quarter of fiscal 2008, or one more week than as reported in fiscal 2007. Sales of $725.5 million for fiscal 2008 decreased from $739.1 million in fiscal 2007, reflecting decreases in various programs, including the Titan program, partially offset by the additional week of net sales of $19.1 million in fiscal 2008.

The decrease in segment performance in fiscal 2008 compared to fiscal 2007 was primarily the result of: (i) the favorable performance on the close-out of the Titan program in fiscal 2007; (ii) an unusual charge in fiscal 2008 related to the freeze of the defined benefit pension plan; and (iii) higher estimated environmental remediation costs in fiscal 2008; partially offset by decreased retirement benefit plan expense in fiscal 2008.

Real Estate Segment

	Year Ended			Year Ended
	2009	2008	Change*	2008	2007	Change**
	(In millions)

Net Sales	$8.2	$16.8	$(8.6)	$16.8	$6.3	$10.5
Segment Performance	4.4	10.3	(5.9)	10.3	3.5	6.8

*	Primary reason for change. The decreases in sales and segment performance in fiscal 2009 compared to fiscal 2008 were primarily due to the sale of 400 acres of our Sacramento Land for $10.0 million in fiscal 2008 resulting in a gain of $6.8 million, partially offset by a $1.8 million land sale in fiscal 2009 resulting in a gain of $0.6 million.

**	Primary reason for change. The increases in sales and segment performance were primarily due to the sale of 400 acres of the Sacramento Land for $10.0 million in cash during fiscal 2008.

Environmental Matters

Our policy is to conduct our businesses with due regard for the preservation and protection of the environment. We devote a significant amount of resources and management attention to environmental matters and actively manage our ongoing processes to comply with environmental laws and regulations. We are involved in the remediation of environmental conditions that resulted from generally accepted manufacturing and disposal practices at certain plants in the 1950s and 1960s. In addition, we have been designated a potentially responsible party with other companies at third party sites undergoing investigation and remediation.

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

In addition to the costs associated with environmental remediation discussed above, we incur expenditures for recurring costs associated with managing hazardous substances or pollutants in ongoing operations which totaled $8.4 million in fiscal 2009, $13.5 million in fiscal 2008, and $6.3 million in fiscal 2007.

Reserves

We review on a quarterly basis estimated future remediation costs that could be incurred over the contractual term or next fifteen years of the expected remediation. We have an established practice of estimating environmental remediation costs over a fifteen year period, except for those environmental remediation costs with a specific contractual term. As the period for which estimated environmental remediation costs increases, the reliability of such estimates decrease. These estimates consider the investigative work and analysis of engineers, outside environmental consultants, and the advice of legal staff regarding the status and anticipated results of various administrative and legal proceedings. In most cases, only a range of reasonably possible costs can be estimated. In establishing our reserves, the most probable estimate is used when determinable; otherwise, the minimum amount is used when no single amount in the range is more probable. Accordingly, such estimates can change as we periodically evaluate and revise such estimates as new information becomes available. We cannot predict whether new information gained as projects progress will affect the estimated liability accrued. The timing of payment for estimated future environmental costs is influenced by a number of factors such as the regulatory approval process, the time required to design the process, the time to construct the process, and the time required to conduct the remedy itself.

A summary of our environmental reserve activity is shown below:

			Total
			Environmental
	Aerojet	Other	Reserve
	(In millions)

November 30, 2006	$256.5	$9.5	$266.0
Fiscal 2007 additions	57.9	2.5	60.4
Fiscal 2007 expenditures	(54.9)	(1.5)	(56.4)

November 30, 2007	259.5	10.5	270.0
Fiscal 2008 additions	39.8	5.8	45.6
Fiscal 2008 expenditures	(54.1)	(3.3)	(57.4)

November 30, 2008	245.2	13.0	258.2
Fiscal 2009 additions	19.9	3.6	23.5
Fiscal 2009 expenditures	(54.0)	(5.0)	(59.0)

November 30, 2009	$211.1	$11.6	$222.7

As of November 30, 2009, the Aerojet reserves include $152.5 million for the Sacramento site, $47.8 million for the Baldwin Park Operable Unit, and $10.8 million for other Aerojet reserves.

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

Pre-Close Environmental Costs	$20.0
Amount spent through November 30, 2009	(9.5)
Amount included as a component of reserves for environmental remediation costs in the consolidated balance sheet as of November 30, 2009	(0.9)

Remaining Pre-Close Environmental Costs	$9.6

Estimated Recoveries

On January 12, 1999, Aerojet and the U.S. government implemented the October 1997 Agreement in Principle (“Global Settlement”) resolving certain prior environmental and facility disagreements, with retroactive effect to December 1, 1998. Under the Global Settlement, Aerojet and the U.S. government resolved disagreements about an appropriate cost-sharing ratio with respect to the clean up costs of the environmental contamination at the Sacramento and Azusa sites. The Global Settlement provides that the cost-sharing ratio will continue until further modified by Aerojet and the U.S. government. Additionally, in conjunction with the sale of the EIS business in 2001 to Northrop, Aerojet entered into an agreement with Northrop (“Northrop Agreement”) whereby Aerojet is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement, subject to annual and cumulative limitations. The current annual billing limitation to Northrop is $8.0 million, which is reduced to $6.0 million beginning in fiscal 2011.

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

Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations, with excess amounts carried over to subsequent periods, the total reimbursements are limited to a ceiling of $189.7 million over the term of the agreement, which ends in 2028. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to us through November 30, 2009	(74.2)

Potential future cost reimbursements available	115.5
Receivable from Northrop in excess of the annual limitation included as a component of other noncurrent assets in the Consolidated Balance Sheet as of November 30, 2009	(53.4)
Amounts recoverable from Northrop in future periods included as a component of recoverable from the U.S. government and other third parties for environmental remediation costs in the Consolidated Balance Sheet as of November 30, 2009	(55.7)

Potential future recoverable amounts available under the Northrop Agreement	$6.4

We believe that we may reach the cumulative limitation under the Northrop Agreement within the next twelve (12) months. While we are seeking an arrangement with the U.S. government to recover environmental expenditures in excess of the current reimbursement ceiling identified in the Northrop Agreement, there can be no assurances that such a recovery will be obtained, or if not obtained, that such unreimbursed environmental expenditures will not have a materially adverse effect on our operating results, financial condition, and/or cash flows.

Environmental reserves and recoveries impact to Consolidated Statement of Operations

The expenses and benefits associated with adjustments to the environmental reserves are recorded as a component of other (income) expense, net in the Consolidated Statements of Operations. Summarized financial information for the impact of environmental reserves and recoveries to the Consolidated Statements of Operations is set forth below:

			Total
			Estimated
	Estimated	Estimated	Recoverable	Charge to	Total
	Recoverable	Recoverable	Amounts Under	Consolidated	Environmental
	Amounts from	Amounts from	U.S. Government	Statement of	Reserve
	Northrop	U.S. Government	Contracts	Operations	Additions
			(In millions)

Fiscal 2009	$4.8	$14.6	$19.4	$4.1	$23.5
Fiscal 2008	9.7	25.2	34.9	10.7	45.6
Fiscal 2007(1)	12.0	46.3	58.3	2.1	60.4

(1)	In fiscal 2007, the net charge of $2.1 million includes a benefit of $8.6 million due to a decrease in the forecasted commercial business base.

Adoption of New Accounting Principles

On December 1, 2007, we adopted the new standards that specified the accounting for uncertainty in income taxes. As of December 1, 2007, we had $3.2 million of unrecognized tax benefits, $3.0 million of which would impact our effective tax rate if recognized. The adoption resulted in a reclassification of certain tax liabilities from current to non-current, a reclassification of certain tax indemnification liabilities from income taxes payable to other current liabilities, and a cumulative effect adjustment benefit of $9.1 million that was recorded directly to our accumulated deficit. We recognize interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties are immaterial at the date of adoption and are included in unrecognized tax benefits.

On December 1, 2007, we adopted new standards that specified fair value measurements for financial instruments. Although the adoption of the new standards did not materially impact our financial condition, results of operations, or cash flows, we are now required to provide additional disclosures in the notes to our financial statements.

On December 1, 2007, we adopted the new standards related to accounting for the fair value option for financial assets and liabilities. At the date of adoption, we did not elect to use the fair value option for any of our outstanding financial assets or liabilities. Accordingly, the adoption of the new standards did not have an impact on our financial position, results of operations, or cash flows.

As of December 1, 2008, we adopted the new standards related to accounting for non-refundable advance payments for goods or services to be used in future research and development activities. The new standards provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. The adoption of the new standards did not have a material impact on our financial position, results of operations, or cash flows.

As of December 1, 2008, we adopted the new standards that specified fair value measurements as it relates to non-financial assets and liabilities.

As of August 31, 2009, we adopted new standards which provides authoritative accounting literature related to subsequent events, which was previously addressed only in the auditing literature. The new guidance largely is similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes in practice. The adoption of the new standards did not have a material impact on our financial position, results of operations, or cash flows.

As of November 30, 2009, we adopted the FASB Accounting Standards Codification (“Codification”) which became the single source of authoritative non-governmental GAAP, superseding various existing authoritative accounting pronouncements. The Codification establishes one level of authoritative GAAP. All other literature is considered non-authoritative. There were no changes to our consolidated financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in the consolidated financial statements.

As of November 30, 2009, we adopted the accounting standards which require the measurement of the pension and postretirement plans assets and benefit obligations at our fiscal year end. We performed this measurement as of August 31 in prior years. As a result of implementing the measurement date provision, we recorded an additional quarter of pension and other postretirement benefit costs as of November 30, 2009 as a $0.4 million increase to accumulated deficit and a $0.2 million decrease to accumulated other comprehensive loss.

Liquidity and Capital Resources

Liquidity Requirements

Short-term liquidity requirements consist primarily of recurring operating expenses; costs related to divested businesses, including but not limited to costs related to our retirement benefit plans; capital expenditures; debt service requirements; and rescission obligations on certain shares sold under our defined contribution 401(k) employee benefit plan. We expect to meet these requirements through available cash, generation of cash from our operations, and our $60.0 million revolving credit facility (“Revolver”) of which $59.2 million was available as of November 30, 2009.

Net Cash Provided by (Used in) Operating, Investing, and Financing Activities

Cash and cash equivalents increased by $33.6 million during the year ended November 30, 2009. The change in cash and cash equivalents is summarized as follows:

	Year Ended
	2009	2008	2007
	(In millions)

Net Cash Provided by Operating Activities	$50.3	$28.0	$23.8
Net Cash (Used in) Provided by Investing Activities	(14.3)	(21.3)	27.7
Net Cash Used in Financing Activities	(2.4)	(6.3)	(20.4)

Increase in cash and cash equivalents	$33.6	$0.4	$31.1

Net Cash Provided by Operating Activities

Operating activities generated cash of $50.3 million in fiscal 2009 compared to cash generated of $28.0 million in fiscal 2008. The improvement in cash from operations is primarily due to the following: (i) $30.9 million of net funding of a grantor trust during fiscal 2008, which represents the liabilities associated with our BRP and the amounts that would be payable to officers who are party to executive severance agreements in the event of qualifying terminations of employment; (ii) receipt of $26.3 million in tax refunds in fiscal 2009; and (iii) receipt of $10.7 million from the grantor trust in fiscal 2009; partially offset by the sale of 400 acres of our Sacramento Land for a cash price of $10.0 million in the second quarter of fiscal 2008 and $35.6 million of net cash used from other changes in our working capital, including an increase of $19.0 million in accounts receivable and a $14.3 million decrease in accounts payable from November 30, 2008.

Operating activities generated cash of $28.0 million in fiscal 2008 compared to $23.8 million in fiscal 2007. The cash generated from continuing operations in fiscal 2008 is primarily due to the sale of 400 acres of our Sacramento Land for a cash price of $10.0 million in fiscal 2008 and $48.9 million change in working capital. The change in working capital was primarily due to a decrease in our prepaid pension asset of $24.0 million, $11.3 million increase in other current liabilities, and a $8.0 million increase in deferred income taxes from November 30, 2007. These improvements were partially offset by the net funding of $30.9 million in fiscal 2008, which represents the liabilities associated with our BRP and the amounts that would be payable to officers who are party to executive severance agreements in the event of qualifying terminations of employment (as defined in the BRP and the executive severance agreements).

Net Cash (Used In) Provided by Investing Activities

During fiscal 2009, 2008, and 2007, we had capital expenditures of $14.3 million, $21.3 million, and $21.8 million, respectively. The majority of our capital expenditures directly supports our contract and customer requirements and is primarily made for asset replacement, capacity expansion, development of new projects, and safety and productivity improvements.

As of November 30, 2006, we designated $19.8 million as restricted cash related to the cash collateralization of the 5 3/4% Convertible Subordinated Notes (“5 3/4% Notes”). In April 2007, the $19.8 million of restricted cash was used to repay the 5 3/4% Notes.

During fiscal 2007, we received $29.7 million from AMPAC in consideration for the cancellation and termination of a non-collateralized subordinated note receivable from AMPAC, including any interest due thereunder, and AMPAC’s obligation to make an earnings target payment associated with the sale of the Fine Chemicals business.

Net Cash Used in Financing Activities

During fiscal 2009, net cash used for debt principal payments were $2.0 million (see table below). Additionally, we incurred $0.4 million in debt issuance costs in fiscal 2009.

During fiscal 2008, cash of $6.3 million was used for debt principal payments, $5.0 million of which was required to be repaid in conjunction with a real estate sale. Under the terms of the Senior Credit Facility, we were required to use 50% of the net cash proceeds, as defined, from the $10.0 million sale of 400 acres of our Sacramento Land in the second quarter of fiscal 2008, or $5.0 million, to repay outstanding principal on the term loan subfacilty.

Cash of $20.4 million was used in fiscal 2007 primarily for the net retirements of approximately $18.9 million of debt.

Borrowing Activity and Senior Credit Facility:

Our borrowing activity in fiscal 2009 and our debt balances as of November 30, 2008 and 2009 were as follows:

	November 30,			November 30,
	2008	Additions	Payments	2009
	(In millions)

Term loan	$69.0	$—	$(0.7)	$68.3
9 1/2% Notes	97.5	—	—	97.5
4% Notes	125.0	—	—	125.0
2 1/4% Debentures	146.4	—	—	146.4
Promissory notes	2.7	—	(1.3)	1.4

Total Debt and Borrowing Activity	$440.6	$—	$(2.0)	$438.6

Our Senior Credit Facility provided for an $80.0 million Revolver and a $200.0 million credit-linked facility, consisting of a $125.0 million letter of credit subfacility and a $75.0 million term loan subfacility. On May 1, 2009, we entered into the First Amendment and Consent to Credit Agreement (the “Amendment”) to our existing Amended and Restated Credit Agreement (the “Credit Agreement”), originally entered into as of June 21, 2007, by and among us, as borrower, the subsidiaries from time to time party thereto, as guarantors, the lenders from time to time party thereto (the “Lenders”) and Wachovia Bank, National Association, as administrative agent for the Lenders (the “Administrative Agent”), which comprises our Senior Credit Facility. Snappon SA, a French subsidiary of the Company (“Snappon”), that is neither a Credit Party nor Significant Subsidiary under the Credit Agreement and has no operations, has had legal judgments rendered against it under French law, aggregating €2.9 million related to wrongful discharge claims by certain former employees of Snappon (see Note 7(b) of Notes to Consolidated Financial Statements). The Amendment provides for, among other things, the consent of the Required Lenders (as defined therein) in order to allow Snappon to commence voluntary bankruptcy, insolvency or similar proceedings or to allow for an involuntary bankruptcy, insolvency or similar proceedings against Snappon.

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

As of November 30, 2009, the borrowing limit under the Revolver was $60.0 million with $59.2 million available due to an outstanding letter of credit in the amount of $0.8 million. Also as of November 30, 2009, we had $84.5 million outstanding letters of credit under the $125.0 million letter of credit subfacility and had permanently reduced the amount of our term loan subfacility to the $68.3 million outstanding.

During fiscal 2010, we will be required to make a principal payment of $16.6 million on the term loan subfacility due to the excess cash flow provisions of the Credit Agreement. The principal payment must be made within 110 days of November 30, 2009. In the event that the leverage ratio is less than or equal to 3.0 to 1.0, as defined, at the end of any fiscal year during the term of the Senior Credit Facility, no excess cash flow pre-payment would be required under this provision.

The Senior Credit Facility is collateralized by a substantial portion of our real property holdings and substantially all of our other assets, including the stock and assets of our material domestic subsidiaries that are guarantors of the facility. We are subject to certain limitations including the ability to: incur additional senior debt; release collateral, retain proceeds from asset sales, retain proceeds from operations and issuances of debt or equity, make certain investments and acquisitions, grant additional liens, and make restricted payments, including stock repurchases and dividends. In addition, the Credit Agreement contains certain restrictions surrounding the ability to refinance our subordinated debt, including provisions that, except on terms no less favorable to the Credit Agreement, our subordinated debt cannot be refinanced prior to maturity. Furthermore, provided that we have cash and cash equivalents of at least $25.0 million after giving effect thereto, we may redeem (with funds other than Senior Credit Facility proceeds) the subordinated notes to the extent required by the mandatory redemption provisions of the subordinated note indenture. We are also subject to the following financial covenants:

	Actual Ratios as of	Required Ratios	Required Ratios
	November 30,	Through November 30,	December 1,
Financial Covenant	2009	2009	2009 and thereafter

Interest coverage ratio	3.97 to 1.00	Not less than: 2.25 to 1.00	Not less than: 2.25 to 1.00
Leverage ratio	3.56 to 1.00	Not greater than: 5.75 to 1.00	Not greater than: 5.50 to 1.00

We were in compliance with our financial and non-financial covenants as of November 30, 2009.

Outlook

Short-term liquidity requirements consist primarily of recurring operating expenses; costs related to divested businesses, including but not limited to costs related to our retirement benefit plans, capital expenditures, and debt service requirements. We believe that our existing cash and cash equivalents and existing credit facilities will provide sufficient funds to meet our operating plan for the next twelve (12) months. The operating plan for this period provides for full operation of our businesses, and interest and principal payments on our debt.

In December 2009, we issued $200.0 million in aggregate principal amount of 4.0625% Convertible Subordinated Debentures (“4 1/16% Debentures”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. Issuance of the 4 1/16% Debentures generated net proceeds of approximately $195.0 million, which were used to repurchase $124.7 million of the 4% Notes and will be used to redeem a portion of the 9 1/2% Notes; pay accrued interest on the 4% Notes and 9 1/2% Notes; and pay other debt issuance costs. See additional information in Note 15 in Notes to Consolidated Financial Statements, included in Item 8 in this Report.

The PPA requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the funded status of the plan as of specified measurement dates. Our funded ratio as of November 30, 2008 under the PPA for our defined benefit pension plan was above the ratio required under the PPA, as amended in 2008. The required ratio to be met as of our November 30, 2009 measurement date is 94%. During the fourth quarter of fiscal 2009, we made a voluntary contribution of $4.4 million to improve the plan’s PPA funded status as of November 30, 2009, although there can be no assurance that the amount of this contribution will be sufficient to meet the required ratio. The final calculated PPA funded ratio as of November 30, 2009 is expected to be completed in the second half of 2010. On November 25, 2008, we decided to amend our defined benefit pension and benefits restoration plans to freeze future accruals under such plans. Effective February 1, 2009 and July 31, 2009, future benefit accruals for all current salaried employees and collective bargaining unit employees were discontinued, respectively.

We inadvertently failed to register with the SEC the issuance of certain of our common shares under our defined contribution 401(k) employee benefit plan (“the Plan”). As a result, certain purchasers of securities pursuant to the Plan may have the right to rescind their purchases for an amount equal to the purchase price paid for the securities (or if such security has been disposed of, to receive consideration with respect to any loss on such disposition) plus interest from the date of purchase. Subject to an amendment to our Senior Credit Facility, we intend to make a registered rescission offer to eligible Plan participants which could result in the purchase of up to 0.6 million shares of common stock (see Note 8 in Notes to Consolidated Financial Statements).

As disclosed in Notes 7(b) and 7(c) of Notes to Consolidated Financial Statements, we have exposure for certain legal and environmental matters. We believe that it is currently not possible to estimate the impact, if any, that the ultimate resolution of certain of these matters will have on our financial position, results of operations, and/or cash flows.

Major factors that could adversely impact our forecasted operating cash flows and our financial condition are described in Part I, Item 1A. Risk Factors. In addition, our liquidity and financial condition will continue to be affected by changes in prevailing interest rates on the portion of debt that bears interest at variable interest rates.

Contractual Obligations

We have contractual obligations and commitments in the form of debt obligations, operating leases, certain other liabilities, and purchase commitments. The following table summarizes our contractual obligations as of November 30, 2009 and their expected effect on our liquidity and cash flows in future periods:

	Payments due by Period
		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
	(In millions)

Contractual Obligations:
Long-term debt:
Term Loans	$68.3	$17.1	$1.1	$50.1	$—
9 1/2% Notes	97.5	—	—	97.5	—
4% Notes(1)	125.0	125.0	—	—	—
2 1/4% Debentures(2)	146.4	—	146.4	—	—
Promissory Notes	1.4	0.7	0.7	—	—
Interest on long-term debt(3)	61.7	19.8	30.9	11.0	—
Postretirement medical and life benefits(4)	74.6	7.2	15.2	16.6	35.6
Operating leases	24.1	8.3	10.0	1.8	4.0
Conditional asset retirement obligations	13.6	—	—	1.4	12.2
Liabilities associated with legal settlements	30.3	11.3	12.4	6.6	—

Total	$642.9	$189.4	$216.7	$185.0	$51.8

(1)	Represents the $125.0 million 4% Notes due January 2024 that can be put to us in January 2010 at a price equal to 100% of the principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any. The 4% Notes are classified as non-current on the consolidated balance sheet as of November 30, 2009 since we refinanced the 4% Notes in January 2010 with the proceeds from the issuance of the 4 1/16% Debentures in December 2009 (see Note 5 and 15 to Notes to the Consolidated Financial Statements).

(2)	Represents the $146.4 million 2 1/4% Debentures due November 2024 that can be put to us in November 2011 at a price equal to 100% of the principal amount plus accrued and unpaid interest, including liquidated damages, if any, payable in cash, to but not including the repurchase date, plus, in certain circumstances, a make-whole premium, payable in common stock.

(3)	Includes interest on variable debt calculated based on interest rates at November 30, 2009.

(4)	The payments presented above are expected payments for the next 10 years. The payments for postretirement medical and life benefits reflect the estimated benefit payments of the plans using the provisions currently in effect. The obligation related to postretirement medical and life benefits is actuarially determined on an annual basis. The estimated payments have been reduced to reflect the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

As of November 30, 2009, the liability for uncertain income tax positions was $1.5 million. Due to the uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

The PPA, as discussed above, will require underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. We may be required to make significant cash contributions in the future to fund our defined benefit pension plan, a portion of which we may not be able to immediately recover from our government contracts.

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

Arrangements with Off-Balance Sheet Risk

As of November 30, 2009, arrangements with off-balance sheet risk, consisted of:

— $85.3 million in outstanding commercial letters of credit expiring within the next twelve months, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

— Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to U.S. government agencies for environmental remediation activities.

— Up to $1.5 million of reimbursements to Granite Construction Company (“Granite”) if we request Granite to cease mining operations on certain portions of the Sacramento Land.

— Guarantees, jointly and severally, by our material domestic subsidiaries of its obligations under its Senior Credit Facility and its 9 1/2% Notes.

In addition to the items discussed above, we will from time to time enter into certain types of contracts that require us to indemnify parties against potential third-party and other claims. These contracts primarily relate to: (i) divestiture agreements, under which we may provide customary indemnification to purchasers of our businesses or assets including, for example, claims arising from the operation of the businesses prior to disposition, liability to investigate and remediate environmental contamination existing prior to disposition; (ii) certain real estate leases, under which we may be required to indemnify property owners for claims arising from the use of the applicable premises; and (iii) certain agreements with officers and directors, under which we may be required to indemnify such persons for liabilities arising out of their relationship with us. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated.

Warranties

We provide product warranties in conjunction with certain product sales. The majority of our warranties are a one-year standard warranty for parts, workmanship, and compliance with specifications. On occasion, we have made commitments beyond the standard warranty obligation. While we have contracts with warranty provisions, there is not a history of any significant warranty claims experience. A reserve for warranty exposure is made on a product by product basis when it is both estimable and probable. These costs are included in the program’s estimate at completion and are expensed in accordance with our revenue recognition methodology.

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP that offer acceptable alternative methods for accounting for certain items affecting our financial results, such as determining inventory cost, depreciating long-lived assets, and recognizing revenues.

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

The areas most affected by our accounting policies and estimates are revenue recognition, other contract considerations, goodwill, retirement benefit plans, litigation, environmental remediation costs and recoveries, and income taxes. Except for income taxes and litigation matters related to discontinued operations, which are not allocated to our operating segments, these areas affect the financial results of our business segments.

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

We consider the nature of the individual underlying contract and the type of products and services provided in determining the proper accounting for a particular contract. Each method is applied consistently to all contracts having similar characteristics, as described below. We typically account for these contracts using the percentage-of-completion method, and progress is measured on a cost-to-cost or units-of-delivery basis. Sales are recognized using various measures of progress depending on the contractual terms and scope of work of the contract. We recognize revenue on a units-of-delivery basis when contracts require unit deliveries on a frequent and routine basis. Sales using this measure of progress are recognized at the contractually agreed upon unit price. Where the scope of work on contracts principally relates to research and/or development efforts, or the contract is predominantly a development effort with few deliverable units, we recognize revenue on a cost-to-cost basis. In this case, sales are recognized as costs are incurred and include estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs at completion. Revenue on service or time and material contracts is recognized when performed. If at any time expected costs exceed the value of the contract, the loss is recognized immediately.

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

Other Contract Accounting Considerations

Our sales are driven by pricing based on costs incurred to produce products or perform services under contracts with the U.S. government. Cost-based pricing is determined under the FAR and CAS. The FAR and CAS provide guidance on the types of costs that are allowable and allocable in establishing prices for goods and services under U.S. government contracts. For example, costs such as those related to pension contributions in accordance with PPA that are in excess of CAS allowable pension costs, charitable contributions, advertising, interest expense, and public relations are unallowable, and therefore not recoverable through sales. In addition, we may enter into agreements with the U.S. government that address the subjects of allowability and allocability of costs to contracts for specific matters.

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

Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair values of the identifiable assets acquired and liabilities assumed. Tests for impairment of goodwill are performed on an annual basis, or at any other time, if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. We performed the impairment test for goodwill as of September 1, 2009 and determined that goodwill was not impaired.

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

All of our recorded goodwill resides in the Aerospace and Defense reporting unit. To determine the fair value of our Aerospace and Defense reporting unit, we primarily relied upon a discounted cash flow analysis which requires significant assumptions and estimates about future operations, including judgments about expected revenue growth and operating margins, and timing and amounts of expected future cash flows. The cash flows employed in the discounted cash flow analysis are based on ten-year financial forecasts developed internally by management. The analysis also involves discounting the future cash flows to a present value using a discount rate that properly accounts for the risk and nature of the reporting unit cash flows and the rates of return debt and equity holders would require to invest their capital in the Aerospace and Defense reporting unit. In assessing the reasonableness of our estimated fair value of the Aerospace and Defense reporting unit, we evaluate the results of the discounted cash flow analysis in light of what investors are paying for similar interests in comparable aerospace and defense companies as of the valuation date. We also ensure that the reporting unit fair value is reasonable given the market value of the entire Company as of the valuation date.

There can be no assurance that our estimates and assumptions made for purposes of our goodwill impairment testing as of September 1, 2009 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates are not achieved, we may be required to record goodwill impairment charges in future periods, whether in connection with our next annual impairment testing on September 1, 2010 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Retirement Benefit Plans

Retirement benefit plans include defined benefit pension plans and postretirement benefit plans (“medical and life benefits”). Retirement benefits are a significant cost of doing business and represent obligations that will be ultimately settled far in the future and therefore are subject to estimates. Our pension and medical and life benefit obligations and related costs are calculated using actuarial concepts in accordance with GAAP. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate applied to determine service cost and interest cost to arrive at pension income or expense for the year.

The discount rate represents the current market interest rate used to determine the present value of future cash flows currently expected to be required to settle pension obligations. Based on market conditions discount rates can experience significant variability. Changes in discount rates can significantly change the liability and accordingly the funded status of the pension plan. The discount rate was determined at November 30, 2009 for our pension plans, and is subject to change each year based on changes in overall market interest rates. The assumed discount rate represents the market rate available for investments in high-quality fixed income instruments with maturities matched to the expected benefit payments for pension and medical and life benefit plans. For fiscal 2009 pension benefit obligations, the discount rate was decreased by 145 basis points to 5.65% for the qualified pension plan and decreased by 145 basis points to 5.60% for the non qualified BRP, and for medical and life benefit obligations the discount rate was decreased by 176 basis points to 5.09%.

The expected long-term rate of return on plan assets represents the rate of earnings expected in the funds invested to provide for anticipated benefit payments. With input from our investment advisors and actuaries, we analyzed the expected rates of return on assets and determined that a long term rate of 8.00% is reasonable based on the current and expected asset allocations and on the plans’ historical investment performance and best estimates for future investment performance. Our asset managers regularly review actual asset allocations and periodically rebalance investments to targeted allocations when considered appropriate.

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

In addition, we maintain medical and life benefits other than pensions that are not funded.

A one percentage point change in the key assumptions would have the following effects on the projected benefit obligations as of November 30, 2009 and on expense for fiscal 2010:

Pension Benefits and
	Medical and Life Benefits		Expected Long-term	Assumed Healthcare
	Discount Rate		Rate of Return	Cost Trend Rate
		Projected		Net Periodic	Accumulated
	Net Periodic	Benefit	Net Periodic Pension	Medical and Life	Benefit
	Benefit Expense	Obligation	Benefit Expense	Benefit Expense	Obligation
(In millions)

1% decrease	$18.5	$116.0	$13.4	$(0.1)	$(1.9)
1% increase	(15.7)	(96.8)	(13.4)	0.1	2.1

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

As of November 30, 2009, the aggregate range of our environmental costs was $222.7 million to $428.9 million and the accrued amount was $222.7 million, of which $211.1 million relates to Aerojet sites and $11.6 million relates to non-Aerojet sites. Environmental remediation cost estimation involves significant uncertainties, including the extent of the remediation required, changing governmental regulations and legal standards regarding liability, evolving technologies and the long periods of time over which most remediation efforts take place. A number of factors could substantially change environmental remediation cost estimates, examples of which include: regulatory changes reducing the allowable levels of contaminants such as perchlorate, nitrosodimethylamine or others; enhanced monitoring and testing technology or protocols which could result in the discovery of previously undetected contaminants; and the implementation of new remediation technologies which could reduce future remediation costs.

On January 12, 1999, Aerojet and the U.S. government implemented the Global Settlement resolving certain prior environmental and facility disagreements, with retroactive effect to December 1, 1998. The Global Settlement covered all environmental contamination at the Sacramento and Azusa sites. Under the Global Settlement, Aerojet and the U.S. government resolved disagreements about an appropriate cost-sharing ratio. The Global Settlement provides that the cost-sharing ratio will continue for a number of years.

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

Based on Aerojet’s projected business volume and the proportion of its business expected to be covered by the Global Settlement, Aerojet currently believes that, as of November 30, 2009, approximately $184.9 million of its estimated recorded future environmental costs will be recoverable. Significant estimates and assumptions that could affect the future recovery of environmental remediation costs include: the proportion of Aerojet’s future business base and total business volume which will be subject to the Global Settlement; limitations on the amount of recoveries available under the Northrop Agreement; the ability of Aerojet to competitively bid and win future government contracts if estimated environmental costs significantly increase; the relative size of Aerojet’s commercial business base; the timing of environmental expenditures; and uncertainties inherent in long-term cost projections of environmental remediation projects.

Our environmental expenses related to non-Aerojet sites are generally not recoverable and a significant increase in the estimated environmental expenses for our non-Aerojet sites could have a material adverse effect on our operating results, financial condition, and/or cash flows.

Income Taxes

We file a consolidated U.S. federal income tax return for the Company and our wholly-owned consolidated subsidiaries. The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in the period of the enactment date of the change.

The carrying value of our deferred tax assets is dependent upon our ability to generate sufficient taxable income in the future. We have established a full valuation allowance against our net deferred tax assets for continuing operations to reflect the uncertainty of realizing the deferred tax benefits, given historical losses including accumulated other comprehensive losses. A valuation allowance is required when it is more-likely-than-not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, the length of carryback and carryforward periods, and evaluation of potential tax planning strategies.

Despite our belief that our tax return positions are consistent with applicable tax laws, we believe that certain positions are likely to be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. Our tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the financial statements. The accounting standards provide guidance for the recognition and measurement in financial statements for uncertain tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process, the first step being recognition. We determine whether it is more-likely-than-not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position. The technical merits of a tax position are derived from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings, and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority. As the examination process progresses with tax authorities, adjustments to tax reserves may be necessary to reflect taxes payable upon settlement. Tax reserve adjustments related to positions impacting the effective tax rate affect the provision for income taxes. Tax reserve adjustments related to positions impacting the timing of deductions impact deferred tax assets and liabilities.

Recently Issued Accounting Standards

In May 2008, the FASB issued authoritative guidance which applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. Under this new guidance, an entity must separately account for the liability and equity components of convertible debt securities that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of the new guidance on the accounting for convertible debt securities that are affected is that the equity component would be included in the additional paid-in capital section of shareholders’ deficit on our consolidated balance sheets and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of convertible debt securities. We will adopt this guidance in the first quarter of fiscal 2010. Going forward, we expect to report a significant increase in non-cash interest expense in our financial results because this guidance requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest.

In December 2008, the FASB issued additional disclosure requirements for plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of our investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. The disclosures are required for fiscal years ending after December 15, 2009. We are currently evaluating the impact of this guidance on our reporting requirements.

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

As of November 30, 2009, our debt totaled $438.6 million: $370.3 million, or 84%, was at an average fixed rate of 4.76%; and $68.3 million, or 16%, was at a variable rate of 2.51%.

The estimated fair value of our total debt was $415.9 million as of November 30, 2009 compared to a carrying value of $438.6 million. The fair values of the term loan, convertible subordinated notes, senior subordinated notes, and convertible subordinated debentures were determined using broker quotes that are based on open markets of our debt securities as of November 30, 2009. The fair value of the remaining debt was determined to approximate carrying value.

Item 8.	Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of GenCorp Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of GenCorp Inc. and its subsidiaries at November 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the years ended November 30, 2009, 2008 and 2007 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company adopted a new measurement date for pension and retirement plan assets and benefit obligations as of November 30, 2009, new fair value measurements related to non-financial assets and liabilities as of December 1, 2008, new fair value measurement and disclosure accounting principles during the year ended November 30, 2008, and changed its method of accounting for uncertainty in income taxes as of December 1, 2007, and accounting for defined benefit pension and other postretirement plans as of November 30, 2007.

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

/s/ PricewaterhouseCoopers LLP

Sacramento, California
February 3, 2010

GENCORP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	2009	2008	2007
	(In millions, except per share amounts)

Net sales	$795.4	$742.3	$745.4
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	674.0	645.4	657.8
Selling, general and administrative	10.2	1.9	14.4
Depreciation and amortization	31.3	28.3	28.4
Other expense (income), net	2.9	7.6	(2.6)
Unusual items
Shareholder agreement and related costs	—	16.8	—
Executive severance agreements	3.1	—	—
Defined benefit pension plan amendment	—	14.6	—
Legal settlements and estimated loss on legal matters	1.3	2.9	3.8
Customer reimbursement of tax matters	—	—	2.3
Loss on extinguishment of debt	0.2	—	0.6
Gain on settlement and recoveries	—	(1.2)	(6.0)

Total operating costs and expenses	723.0	716.3	698.7
Operating income	72.4	26.0	46.7
Non-operating (income) expense
Interest expense	25.9	27.7	28.6
Interest income	(1.9)	(4.2)	(4.9)

Total non-operating expense, net	24.0	23.5	23.7
Income from continuing operations before income taxes	48.4	2.5	23.0
Income tax (benefit) provision	(17.6)	0.9	(18.1)

Income from continuing operations	66.0	1.6	41.1
(Loss) income from discontinued operations, net of income taxes	(6.7)	(0.1)	27.9

Net income	$59.3	$1.5	$69.0

Income (loss) per share of common stock
Basic:
Income per share from continuing operations	$1.12	$0.03	$0.73
(Loss) income per share from discontinued operations, net of income taxes	(0.11)	—	0.50

Net income per share	$1.01	$0.03	$1.23

Diluted:
Income per share from continuing operations	$1.07	$0.03	$0.71
(Loss) income per share from discontinued operations, net of income taxes	(0.10)	—	0.43

Net income per share	$0.97	$0.03	$1.14

Weighted average shares of common stock outstanding	58.4	57.2	56.2

Weighted average shares of common stock outstanding, assuming dilution	66.6	57.2	64.6

See Notes to Consolidated Financial Statements.

GENCORP INC.

CONSOLIDATED BALANCE SHEETS

	November 30,	November 30,
	2009	2008
	(In millions, except per share amounts)

ASSETS
Current Assets
Cash and cash equivalents	$126.3	$92.7
Accounts receivable	116.3	97.3
Inventories	61.8	70.4
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	30.6	43.7
Grantor trust	2.4	1.6
Other receivables, prepaid expenses and other	32.8	17.6
Income taxes	2.4	10.6
Assets of discontinued operations	—	0.1

Total Current Assets	372.6	334.0
Noncurrent Assets
Property, plant and equipment, net	129.9	137.9
Real estate held for entitlement and leasing	55.3	49.3
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	154.3	169.8
Prepaid pension asset	—	76.5
Grantor trust	17.8	29.3
Goodwill	94.9	94.9
Intangible assets	18.5	20.1
Other noncurrent assets, net	92.4	93.9

Total Noncurrent Assets	563.1	671.7

Total Assets	$935.7	$1,005.7

LIABILITIES, REDEEMABLE COMMON STOCK, AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings and current portion of long-term debt	$17.8	$2.0
Accounts payable	18.4	32.7
Reserves for environmental remediation costs	44.5	65.2
Postretirement medical and life benefits	7.2	7.1
Advance payments on contracts	66.0	46.7
Other current liabilities	107.5	93.7
Liabilities of discontinued operations	—	1.0

Total Current Liabilities	261.4	248.4
Noncurrent Liabilities
Senior debt	51.2	68.3
Senior subordinated notes	97.5	97.5
Convertible subordinated notes	271.4	271.4
Other debt	0.7	1.4
Deferred income taxes	9.6	8.3
Reserves for environmental remediation costs	178.2	193.0
Pension benefits	225.0	13.1
Postretirement medical and life benefits	75.7	66.8
Other noncurrent liabilities	54.1	65.0

Total Noncurrent Liabilities	963.4	784.8

Total Liabilities	1,224.8	1,033.2
Commitments and Contingencies (Note 7)
Redeemable common stock, par value of $0.10; 0.6 million shares issued and outstanding as of November 30, 2009; 0.8 million shares issued and outstanding as of November 30, 2008 (Note 8)	6.0	7.6
Shareholders’ Deficit
Preference stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 57.9 million shares issued and outstanding as of November 30, 2009; 57.3 million shares issued and outstanding as of November 30, 2008	5.9	5.7
Other capital	210.7	207.7
Accumulated deficit	(157.9)	(216.8)
Accumulated other comprehensive loss, net of income taxes	(353.8)	(31.7)

Total Shareholders’ Deficit	(295.1)	(35.1)

Total Liabilities, Redeemable Common Stock and Shareholders’ Deficit	$935.7	$1,005.7

See Notes to Consolidated Financial Statements.

GENCORP INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT AND
COMPREHENSIVE INCOME (LOSS)

						Accumulated
	Comprehensive					Other	Total
	Income	Common Stock		Other	Accumulated	Comprehensive	Shareholders’
	(Loss)	Shares	Amount	Capital	Deficit	Loss	Deficit
	(In millions, except share amounts)

November 30, 2006		55,815,828	$5.6	$194.8	$(296.4)	$—	$(96.0)
Net income	$69.0	—	—	—	69.0	—	69.0
New defined benefit pension plan accounting standards transition amount	—	—	—	—	—	(35.5)	(35.5)
Stock-based compensation	—	—	—	1.0	—	—	1.0
Shares issued under stock option and stock incentive plans	—	770,892	0.1	9.4	—	—	9.5

November 30, 2007	$69.0	56,586,720	5.7	205.2	(227.4)	(35.5)	(52.0)

Net income	$1.5	—	—	—	1.5	—	1.5
Amortization of net actuarial losses	7.9	—	—	—	—	7.9	7.9
Actuarial losses arising during the period, net	(51.8)	—	—	—	—	(51.8)	(51.8)
Amortization of prior service costs	2.1	—	—	—	—	2.1	2.1
Prior service costs arising during the period, net	(5.3)	—	—	—	—	(5.3)	(5.3)
Curtailment (Note 6)	50.9	—	—	—	—	50.9	50.9
Cumulative effect adjustment related to the adoption of new income tax related accounting standards	—	—	—	—	9.1	—	9.1
Reclassification to redeemable common stock	—	(754,863)	(0.1)	(7.5)	—	—	(7.6)
Stock-based compensation	—	—	—	1.6	—	—	1.6
Shares issued under stock option and stock incentive plans, net	—	1,421,544	0.1	8.4	—	—	8.5

November 30, 2008	$5.3	57,253,401	5.7	207.7	(216.8)	(31.7)	(35.1)

Net income	$59.3	—	—	—	59.3	—	59.3
Amortization of net actuarial gains	(9.0)	—	—	—	—	(9.0)	(9.0)
Actuarial losses arising during the period, net	(313.4)	—	—	—	—	(313.4)	(313.4)
Amortization of prior service costs	0.1	—	—	—	—	0.1	0.1
Reclassification from redeemable common stock	—	183,105	0.1	1.5	—	—	1.6
Stock-based compensation	—	—	—	0.1	—	—	0.1
Cumulative effect adjustment related to the adoption of defined benefit pension plan accounting standards	—	—	—	—	(0.4)	0.2	(0.2)
Shares issued under stock option and stock incentive plans, net	—	487,257	0.1	1.4	—	—	1.5

November 30, 2009	$(263.0)	57,923,763	$5.9	$210.7	$(157.9)	$(353.8)	$(295.1)

See Notes to Consolidated Financial Statements.

GENCORP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	2009	2008	2007
	(In millions)

Operating Activities
Net income	$59.3	$1.5	$69.0
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of income taxes	6.7	0.1	(27.9)
Depreciation and amortization	31.3	28.3	28.4
Stock-based compensation	2.9	0.2	1.5
Savings plan expense	1.5	9.2	9.1
Loss on extinguishment of debt	0.2	—	0.6
Changes in operating assets and liabilities:
Accounts receivable	(19.0)	1.9	(28.1)
Inventories	8.6	(2.9)	2.0
Grantor trust	10.7	(30.9)	—
Other receivables, prepaid expenses and other	0.2	1.1	6.0
Income tax receivable	8.2	(10.5)	—
Real estate held for entitlement and leasing	(5.9)	(8.0)	(7.4)
Other noncurrent assets	10.1	7.4	(22.8)
Accounts payable	(14.3)	3.8	(3.6)
Income taxes payable	—	3.5	(5.3)
Pension benefits	(14.3)	24.0	11.2
Postretirement medical and life benefits	(10.7)	(9.7)	(8.7)
Advance payments on contracts	19.3	(2.4)	(8.0)
Other current liabilities	(17.9)	11.3	(3.5)
Deferred income taxes	1.3	8.0	0.3
Other noncurrent liabilities and other	(26.7)	(7.1)	13.4

Net cash provided by continuing operations	51.5	28.8	26.2
Net cash used in discontinued operations	(1.2)	(0.8)	(2.4)

Net Cash Provided by Operating Activities	50.3	28.0	23.8
Investing Activities
Capital expenditures	(14.3)	(21.3)	(21.8)
Restricted cash	—	—	19.8
Proceeds from sale of discontinued operations	—	—	29.7

Net Cash (Used in) Provided by Investing Activities	(14.3)	(21.3)	27.7
Financing Activities
Proceeds from the issuance of debt	—	—	75.0
Repayments on debt	(2.0)	(6.3)	(93.9)
Debt issuance costs	(0.4)	—	(1.9)
Proceeds from shares issued under stock option and equity incentive plans	—	—	0.4

Net Cash Used in Financing Activities	(2.4)	(6.3)	(20.4)

Net increase in cash and cash equivalents	33.6	0.4	31.1
Cash and cash equivalents at beginning of year	92.7	92.3	61.2

Cash and Cash Equivalents at End of Year	$126.3	$92.7	$92.3

Supplemental Disclosures of Cash Flow Information
Capital expenditure purchased with a promissory note	$—	$—	$2.8
Financing of an environmental remediation settlement with a promissory note	—	0.6	—
Cash paid for income taxes	3.3	0.5	0.8
Cash paid for interest	23.7	25.3	27.6

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

See Note 15 for a discussion on recent changes to the Company’s capital structure.

The Company is a manufacturer of aerospace and defense products and systems with a real estate segment that includes activities related to the re-zoning, entitlement, sale, and leasing of the Company’s excess real estate assets. The Company’s continuing operations are organized into two segments:

Aerospace and Defense — includes the operations of Aerojet-General Corporation (“Aerojet”) which develops and manufactures propulsion systems for defense and space applications, armament systems for precision tactical weapon systems and munitions applications. Aerojet is one of the largest providers of such propulsion systems in the United States (“U.S.”). Primary customers served include major prime contractors to the U.S. government, the Department of Defense (“DoD”), and the National Aeronautics and Space Administration.

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

The Company’s fiscal year ends on November 30 of each year. The fiscal year of the Company’s subsidiary, Aerojet, ends on the last Saturday of November. As a result of the 2008 calendar, Aerojet had 53 weeks of operations in fiscal 2008 compared to 52 weeks of operations in fiscal 2009 and 2007. The additional week of operations, which occurred in the first quarter of fiscal 2008, accounted for $19.1 million in additional net sales.

On August 31, 2004, the Company completed the sale of its GDX Automotive (“GDX”) business. On November 30, 2005, the Company completed the sale of its Fine Chemicals business. The remaining subsidiaries of GDX, including Snappon SA, and the Fine Chemicals business are classified as discontinued operations (see Note 12).

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

b. Cash and Cash Equivalents

All highly liquid debt instruments purchased with a remaining maturity at the date of purchase of three months or less are considered to be cash equivalents. The Company aggregates its cash balances by bank, and reclassifies any negative balances, if applicable, to accounts payable.

c. Fair Value of Financial Instruments

The accounting standards use a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets;

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. As of November 30, 2009 and 2008, the Company’s only financial instruments, other than investments held by its defined benefit pension plan, were the Company’s investments in money market funds. The estimated fair value and carrying value of the Company’s investments in money market funds was $136.2 million, including $20.2 million net money market funds in the grantor trust, as of November 30, 2009. The estimated fair value and carrying value of the Company’s investments in money market funds was $116.9 million, including $30.9 million net money market funds in the grantor trust, as of November 30, 2008. The fair value of the money market fund investments was determined based on quoted market prices. In addition, the Company determined that the money market fund investments were a Level 1 asset.

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities. The estimated fair value and carrying value for the Company’s long-term debt is presented below:

	Fair Value		Carrying Value
	As of November 30,		As of November 30,
	2009	2008	2009	2008
	(In millions)

Term loan	$62.8	$53.4	$68.3	$69.0
9 1/2% Senior Subordinated Notes (“9 1/2% Notes”)	96.0	76.1	97.5	97.5
4% contingent convertible subordinated notes (“4% Notes”)	124.7	77.5	125.0	125.0
2 1/4% Convertible Subordinated Debentures (“2 1/4% Debentures”)	131.0	82.0	146.4	146.4
Other debt	1.4	2.7	1.4	2.7

	$415.9	$291.7	$438.6	$440.6

The fair values of the term loan, 9 1/2% Notes, 4% Notes, and 2 1/4% Debentures were determined using broker quotes that are based on open markets of the Company’s debt securities as of November 30, 2009. The fair value of the remaining debt was determined to approximate carrying value.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

f. Income Taxes

The Company files a consolidated U.S. federal income tax return with its consolidated wholly-owned subsidiaries. The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in the period of the enactment date of the change.

The carrying value of the Company’s deferred tax assets is dependent upon its ability to generate sufficient taxable income in the future. The Company has established a full valuation allowance against its net deferred tax assets for continuing operations to reflect the uncertainty of realizing the deferred tax benefits, given historical losses including accumulated other comprehensive losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s past and future performance, the market environment in which it operates, the utilization of tax attributes in the past, the length of carryback and carryforward periods, and evaluation of potential tax planning strategies.

Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, the Company believes that certain positions are likely to be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. The Company’s tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the financial statements. The accounting standards provide guidance for the recognition and measurement in financial statements for uncertain tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process, the first step being recognition. The Company determines whether it is more-likely-than-not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position. The technical merits of a tax position are derived from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings, and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority. As the examination process progresses with tax authorities, adjustments to tax reserves may be necessary to reflect taxes payable upon settlement. Tax reserve adjustments related to positions impacting the effective tax rate affect the provision for income taxes. Tax reserve adjustments related to positions impacting the timing of deductions impact deferred tax assets and liabilities.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

i. Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair values of the identifiable assets acquired and liabilities assumed. Tests for impairment of goodwill are performed on an annual basis, or at any other time, if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company performed the impairment test for goodwill as of September 1, 2009 and determined that goodwill was not impaired.

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

There can be no assurance that the Company’s estimates and assumptions made for purposes of its goodwill impairment testing as of September 1, 2009 will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or margin growth rates are not achieved, the Company may be required to record goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing on September 1, 2010 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

k. Environmental Remediation

The Company expenses, on a current basis, recurring costs associated with managing hazardous substances and contamination in ongoing operations. The Company accrues for costs associated with the remediation of environmental contamination when it becomes probable that a liability has been incurred, and the amount can be reasonably estimated. In most cases only a range of reasonably probable costs can be estimated. In establishing the Company’s reserves, the most probable estimated amount is used when determinable, and the minimum amount is used when no single amount in the range is more probable. The Company’s environmental reserves include the costs of completing remedial investigation and feasibility studies, remedial and corrective actions, regulatory oversight

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs, the cost of operation and maintenance of the remedial action plan, and employee compensation costs for employees who are expected to devote a significant amount of time to remediation efforts. Calculation of environmental reserves is based on the evaluation of currently available information with respect to each individual environmental site and considers factors such as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. Such estimates are based on the expected costs of investigation and remediation and the likelihood that other potentially responsible parties will be able to fulfill their commitments at sites where the Company may be jointly or severally liable. The Company recognizes amounts recoverable from insurance carriers, the U.S. government or other third parties, when the collection of such amounts is probable (see Note 7(c) and (d)).

l. Retirement Benefits

The Company previously had a defined benefit pension plan covering substantially all salaried and hourly employees (see discussion below). In addition, the Company provides medical and life insurance benefits (“postretirement benefits”) to certain eligible retired employees, with varied coverage by employee group. Annual charges to income are made for the cost of the plans, including current service costs, interest costs on benefit obligations, and net amortization and deferrals, increased or reduced by the return on assets.

On November 25, 2008, the Company decided to amend the defined benefit pension and benefits restoration plans to freeze future accruals under such plans. Effective February 1, 2009 and July 31, 2009, future benefit accruals for all current salaried employees and collective bargaining unit employees were discontinued, respectively. No employees lost their previously earned pension benefits. As a result of the amendment and freeze, the Company incurred a curtailment charge of $14.6 million in the fourth quarter of fiscal 2008 primarily due to the immediate recognition of unrecognized prior service costs (see Note 6).

m. Conditional Asset Retirement Obligations

Conditional asset retirement obligations (“CARO”) are legal obligations associated with the retirement of long-lived assets. These liabilities are initially recorded at fair value and the related asset retirement costs are capitalized by increasing the carrying amount of the related assets by the same amount as the liability. Asset retirement costs are subsequently depreciated over the useful lives of the related assets. Subsequent to initial recognition, the Company records period-to-period changes in the CARO liability resulting from the passage of time and revisions to either the timing or the amount of the estimate of the undiscounted cash flows.

The Company’s estimate of CAROs associated with owned properties relates to estimated costs necessary for the legally required removal or remediation of various regulated materials, primarily asbestos disposal and radiological decontamination of an ordnance manufacturing facility. For CAROs that are not expected to be retired in the next fifteen (15) years, the Company estimated the retirement date of such asset retirement obligations to be thirty (30) years from the date of adoption. For leased properties, such obligations relate to the estimated cost of contractually required property restoration.

The changes in the carrying amount of CAROs since November 30, 2007 were as follows (in millions):

Balance as of November 30, 2007	$13.4
Additions and other, net	(0.9)
Accretion	1.0

Balance as of November 30, 2008	13.5
Additions and other, net	(1.0)
Accretion	1.1

Balance as of November 30, 2009	$13.6

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

n. Advance Payments on Contracts

The Company receives advances from customers which may exceed costs incurred on certain contracts. Such advances, other than those reflected as a reduction of inventories as progress payments, are classified as current liabilities.

o. Loss Contingencies

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

p. Warranties

The Company provides product warranties in conjunction with certain product sales. The majority of the Company’s warranties are a one-year standard warranty for parts, workmanship, and compliance with specifications. On occasion, the Company has made commitments beyond the standard warranty obligation. While the Company has contracts with warranty provisions, there is not a history of any significant warranty claims experience. A reserve for warranty exposure is made on a product by product basis when it is both estimable and probable. These costs are included in the program’s estimate at completion and are expensed in accordance with the Company’s revenue recognition methodology as allowed under GAAP for that particular contract.

q. Revenue Recognition

The Company considers the nature of the individual underlying contract and the type of products and services provided in determining the proper accounting for a particular contract. Each method is applied consistently to all contracts having similar characteristics, as described below. The Company typically accounts for these contracts using the percentage-of-completion method, and progress is measured on a cost-to-cost or units-of-delivery basis. Sales are recognized using various measures of progress depending on the contractual terms and scope of work of the contract. The Company recognizes revenue on a units-of-delivery basis when contracts require unit deliveries on a frequent and routine basis. Sales using this measure of progress are recognized at the contractually agreed upon unit price. Where the scope of work on contracts principally relates to research and/or development efforts, or the contract is predominantly a development effort with few deliverable units, the Company recognizes revenue on a cost-to-cost basis. In this case, sales are recognized as costs are incurred and include estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs at completion. Revenue on service or time and material contracts is recognized when performed. If at any time expected costs exceed the value of the contract, the loss is recognized immediately.

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

Revenue from real estate asset sales is recognized when a sufficient down-payment has been received, financing has been arranged and title, possession and other attributes of ownership have been transferred to the buyer. The allocation to cost of sales on real estate asset sales is based on a relative fair market value computation of

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the land sold which includes the basis on the Company’s book value, capitalized entitlement costs, and an estimate of the Company’s continuing financial commitment.

Revenue that is not derived from long-term development and production contracts, or real estate asset transactions, is recognized when persuasive evidence of a final agreement exists, delivery has occurred, the selling price is fixed or determinable and payment from the customer is reasonably assured. Sales are recorded net of provisions for customer pricing allowances.

r. Research and Development

Company-sponsored research and development (“R&D”) expenses were $15.4 million in fiscal 2009, $11.4 million in fiscal 2008, and $17.0 million in fiscal 2007. Company-sponsored R&D expenses include the costs of technical activities that are useful in developing new products, services, processes, or techniques, as well as expenses for technical activities that may significantly improve existing products or processes. These expenses are generally allocated among all contracts and programs in progress under U.S. government contractual arrangements.

Customer-sponsored R&D expenditures, which are funded under government contracts, totaled $245.3 million in fiscal 2009, $252.4 million in fiscal 2008, and $269.0 million in fiscal 2007. Expenditures under customer-sponsored R&D funded government contracts are accounted for as sales and cost of products sold.

s. Stock-based Compensation

The Company recognizes stock-based compensation in the statement of operations at the grant-date fair value of stock awards issued to employees and directors. The Company elected to use the short-cut method for determining the historical pool of windfall tax benefits and the tax law ordering approach for purposes of determining whether an excess tax benefit has been realized.

t. Impairment or Disposal of Long-Lived Assets

Impairment of long-lived assets is recognized when events or circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; or a current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the Company determines that an asset is not recoverable, then the Company would record an impairment charge if the carrying value of the asset exceeds its fair value.

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

u. Foreign Currency Transactions

Foreign currency transaction (losses) and gains were ($1.6) million in fiscal 2009, $0.6 million in fiscal 2008, and ($0.1) million in fiscal 2007 which are reported as a component of discontinued operations. The Company’s foreign currency transactions were associated with the Company’s former GDX business, including Snappon SA, which is classified as a discontinued operations in these consolidated financial statements and notes to consolidated financial statements.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

v. Concentrations

Dependence upon government programs and contracts

Sales in fiscal 2009, 2008, and 2007 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed below, totaled $701.3 million, $641.7 million, and $665.9 million, respectively. The demand for certain of the Company’s services and products is directly related to the level of funding of government programs.

Major customers

Customers that represented more than 10% of net sales for the fiscal years presented are as follows:

	Year Ended
	2009	2008	2007

Raytheon	31%	27%	28%
Lockheed Martin	26	26	28

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

	As of November 30,
	2009	2008

Lockheed Martin	38%	35%
Raytheon	29	26

Dependence on Single Source and Other Third Party Suppliers

The Company depends on a single or limited number of outside suppliers for raw materials. The Company closely monitors sources of supply to assure that adequate raw materials and other supplies needed in the manufacturing processes are available. As a U.S. government contractor, the Company is frequently limited to procuring materials and components from sources of supply that meet rigorous customer and/or government specifications. In addition, as business conditions, DoD budgets, and Congressional allocations change, suppliers of specialty chemicals and other materials sometime consider dropping low-volume items from their product lines, which may require us to qualify new suppliers for raw materials on key programs. Current suppliers of some raw materials used in the manufacturing of rocket nozzles, composite cases and explosives have announced plans to relocate, close, and/or discontinue certain product lines. These materials, which include TPB/Flexzone, Iron Oxide lacquer and other constituents, are used industry-wide and are key to many of the Company’s motor and warhead programs. The Company continues its efforts at qualifying new suppliers and products for these materials and expects that materials will be available in time to meet future production needs. In some situations, increased costs related to new suppliers may not be recoverable under government contracts. In addition, some of these materials may have to be procured from offshore suppliers.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The supply of ammonium perchlorate, a principal raw material used in solid propellant, is limited to a single source that supplies the entire domestic solid propellant industry with actual pricing based on the total industry demand. Significant reductions in the total national demand will likely result in significant unit price increases. Where possible, Aerojet has protective price re-determinable language incorporated into contracts with its customers. The industry also currently relies on one primary supplier for carbon fiber, which is used in the production of composite materials. This supplier has multiple manufacturing lines for such material. Although other sources of carbon fiber exist, the addition of a new supplier would require the Company to qualify the new source for use. The Japanese government has imposed export restrictions on materials that are to be used in offensive weapons systems. To date, this has not impacted production but has increased the lead times associated with the product as its export has to be approved by the Japanese Defense Ministry. Characterization of domestic sources of carbon fiber is underway by the extended aerospace industry.

The Company is also impacted, as is the rest of the industry, by increases in the prices and lead-times of raw materials used in production on various fixed-price contracts. Additionally, where possible, the Company has negotiated with its customers economic and/or price adjustment clauses tied to commodity indices. The Company’s past success in negotiating these terms is no indication of its ability to continue to do so. The U.S. DoD has begun to rigorously enforce the provisions of the “Berry Amendment” (Defense Federal Acquisition Regulations 225-7002, 252.225-7014) which imposes a requirement to procure only certain strategic materials critical to national security from U.S. sources. Due to limited U.S. supply of these materials and the requirement to use domestic sources, lead times and cost impacts have been significant.

Prolonged disruptions in the supply of any of the Company’s key raw materials, difficulty qualifying new sources of supply, implementing use of replacement materials or new sources of supply, and/or a continuing increase in the prices of raw materials could have a material adverse effect on the Company’s operating results, financial condition, and/or cash flows.

Workforce

As of November 30, 2009, 13% of the Company’s 3,071 employees were covered by collective bargaining agreements which are due to expire in 2011 and 2012.

w. Recently Adopted Accounting Pronouncements

On December 1, 2007, the Company adopted the new standards that specified the accounting for uncertainty in income taxes. As of December 1, 2007, the Company had $3.2 million of unrecognized tax benefits, $3.0 million of which would impact their effective tax rate if recognized. The adoption resulted in a reclassification of certain tax liabilities from current to non-current, a reclassification of certain tax indemnification liabilities from income taxes payable to other current liabilities, and a cumulative effect adjustment benefit of $9.1 million that was recorded directly to the accumulated deficit. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties are immaterial at the date of adoption and are included in unrecognized tax benefits. As of November 30, 2009, the Company had approximately $0.2 million of accrued interest and penalties related to uncertain tax positions. The tax years ended November 30, 2006 through November 30, 2009 remain open to examination for U.S. federal income tax purposes. For the Company’s other major taxing jurisdictions, the tax years ended November 30, 2005 through November 30, 2009 remain open to examination.

On December 1, 2007, the Company adopted new standards that specified fair value measurements for financial instruments. Although the adoption of the new standards did not materially impact the Company’s financial condition, results of operations, or cash flows, the Company is now required to provide additional disclosures in the notes to consolidated financial statements.

On December 1, 2007, the Company adopted the new standards related to accounting for the fair value option for financial assets and liabilities. At the date of adoption, the Company did not elect to use the fair value option for

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any of its outstanding financial assets or liabilities. Accordingly, the adoption of the new standards did not have an impact on the Company’s financial position, results of operations, or cash flows.

As of December 1, 2008, the Company adopted the new standards related to accounting for non-refundable advance payments for goods or services to be used in future research and development activities. The new standards provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. The adoption of the new standards did not have a material impact on the Company’s financial position, results of operations, or cash flows.

As of December 1, 2008, the Company adopted new standards that specified fair value measurements as it relates to non-financial assets and liabilities.

As of August 31, 2009, the Company adopted new standards which provides authoritative accounting literature related to subsequent events, which was previously addressed only in the auditing literature. The new guidance is largely similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes in practice. The adoption of the new standards did not have a material impact on the Company’s financial position, results of operations, or cash flows.

As of November 30, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”) which became the single source of authoritative non-governmental GAAP, superseding various existing authoritative accounting pronouncements. The Codification establishes one level of authoritative GAAP. All other literature is considered non-authoritative. There were no changes to the Company’s consolidated financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in the consolidated financial statements.

As of November 30, 2009, the Company adopted the accounting standards which require the measurement of the pension and postretirement plans assets and benefit obligations at the Company’s fiscal year end. Previously, the Company performed the measurement as of August 31 of each fiscal year. As a result of implementing the measurement date provision, the Company recorded an additional quarter of pension and other postretirement benefit costs as of November 30, 2009 as a $0.4 million increase to accumulated deficit and a $0.2 million decrease to accumulated other comprehensive loss.

x. New Accounting Pronouncements

In May 2008, the FASB issued authoritative guidance which applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. Under this new guidance, an entity must separately account for the liability and equity components of convertible debt securities that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of the new guidance on the accounting for convertible debt securities that are affected is that the equity component would be included in the additional paid-in capital section of shareholders’ deficit on the Company’s consolidated balance sheets and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of convertible debt securities. The Company will adopt this guidance in the first quarter of fiscal 2010. Going forward, the Company expects to report a significant increase in non-cash interest expense in its financial results because this guidance requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest.

In December 2008, the FASB issued additional disclosure requirements for plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of the Company’s investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. The disclosures are required

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of this guidance on its reporting requirements.

y. Subsequent Events

The Company evaluates events or transactions that occur after the balance sheet date but before financial statements are issued for potential recognition or disclosure in the financial statements. The issuance of financial statements is the earlier of when the financial statements are widely distributed to all shareholders and other financial statements users or filed with the Securities Exchange Commission (“SEC”). The Company has evaluated all subsequent events through February 3, 2010, the date the financial statements were issued. See Note 15.

2.	Income (Loss) Per Share of Common Stock

A reconciliation of the numerator and denominator used to calculate basic and diluted income (loss) per share of common stock (“EPS”) is presented in the following table:

	Year Ended
	2009	2008	2007
	(In millions, except per share amounts; shares in thousands)

Numerator for Basic and Diluted EPS
Income from continuing operations	$66.0	$1.6	$41.1
(Loss) income from discontinued operations, net of income taxes	(6.7)	(0.1)	27.9

Net income for basic earnings per share	59.3	1.5	69.0
Interest on contingent convertible subordinated notes	5.0	—	5.0

Net income available to common shareholders, as adjusted for diluted earnings per share	$64.3	$1.5	$74.0

Denominator
Basic weighted average shares	58,429	57,230	56,213
Effect of:
Contingent convertible subordinated notes	8,101	—	8,101
Employee stock options	—	17	190
Restricted stock awards	20	—	120

Diluted weighted average shares	66,550	57,247	64,624

Basic EPS:
Income per share from continuing operations	$1.12	$0.03	$0.73
(Loss) income per share from discontinued operations, net of income taxes	(0.11)	—	0.50

Net income per share	$1.01	$0.03	$1.23

Diluted EPS:
Income per share from continuing operations	$1.07	$0.03	$0.71
(Loss) income per share from discontinued operations, net of income taxes	(0.10)	—	0.43

Net income per share	$0.97	$0.03	$1.14

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive:

	Year Ended
	2009	2008	2007
		(In thousands)

4% Notes(1)	—	8,101	—
5 3/4% convertible subordinated notes (“5 3/4%Notes”)(2)	—	—	449
Employee stock options	1,291	1,077	329
Restricted stock awards	16	15	—

Total potentially dilutive securities	1,307	9,193	778

(1)	In January 2010, the Company redeemed $124.7 million principal amount of 4% Notes which were presented to the Company for payment (see Note 15).

(2)	The 5 3/4% Notes matured in April 2007.

The Company’s 2 1/4% Debentures were not included in the computation of diluted earnings per share because the market price of the common stock did not exceed the conversion price and only the conversion premium for these debentures is settled in common shares.

3.	Balance Sheet Accounts and Supplemental Disclosures

a. Accounts Receivable

	As of November 30,
	2009	2008
	(In millions)

Billed	$83.0	$49.3
Unbilled	29.9	45.8

Total receivables under long-term contracts	112.9	95.1

Other receivables	3.4	2.2

Accounts receivable	$116.3	$97.3

The unbilled receivable amounts as of November 30, 2009 expected to be collected after one year is $3.0 million. Such amounts are billed either upon delivery of completed units or settlement of contracts.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

b. Inventories

	As of November 30,
	2009	2008
	(In millions)

Long-term contracts at average cost	$212.2	$214.4
Progress payments	(153.6)	(147.3)

Total long-term contract inventories	58.6	67.1

Raw materials	0.3	0.2
Work in progress	2.9	2.7
Finished goods	—	0.4

Total other inventories	3.2	3.3

Inventories	$61.8	$70.4

As of November 30, 2009 and 2008, long-term contract inventories include $8.7 million and $9.6 million, respectively, of deferred qualification costs. Realization of the deferred costs at November 30, 2009 is dependent upon receipt of future firm orders. The Company believes recovery of these costs to be probable and specifically identifiable to future contracts. In addition, long-term contract inventories included an allocation of general and administrative costs incurred throughout fiscal 2009 and fiscal 2008 estimated to be $110.3 million and $113.4 million, respectively, and the cumulative amount of general and administrative costs in long-term contract inventories is estimated to be $6.6 million and $8.4 million at November 30, 2009 and 2008, respectively.

c. Property, Plant and Equipment, net

	As of November 30,
	2009	2008
	(In millions)

Land	$33.2	$33.2
Buildings and improvements	148.9	146.2
Machinery and equipment	376.6	364.8
Construction-in-progress	7.4	14.0

	566.1	558.2
Less: accumulated depreciation	(436.2)	(420.3)

Property, plant and equipment, net	$129.9	$137.9

Depreciation expense for fiscal 2009, 2008, and 2007 was $23.0 million, $22.9 million, and $23.9 million, respectively.

d. Intangible Assets

	Gross
	Carrying	Accumulated	Net Carrying
As of November 30, 2009	Amount	Amortization	Amount
	(In millions)

Customer related	$10.7	$3.6	$7.1
Acquired technology	18.3	6.9	11.4

Intangible assets	$29.0	$10.5	$18.5

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross
	Carrying	Accumulated	Net Carrying
As of November 30, 2008	Amount	Amortization	Amount
	(In millions)

Customer related	$10.7	$3.1	$7.6
Acquired technology	18.3	5.8	12.5

Intangible assets	$29.0	$8.9	$20.1

Amortization expense related to intangible assets was $1.6 million in fiscal 2009, 2008, and 2007. Amortization expense for fiscal 2010 related to intangible assets is estimated to be approximately $1.6 million annually. Amortization expense for fiscal 2011 through 2014 related to intangible assets is estimated to be approximately $1.5 million annually.

e. Other Noncurrent Assets, net

	As of November 30,
	2009	2008
	(In millions)

Receivable from Northrop Grumman Corporation (“Northrop”)	$53.4	$45.7
Deferred financing costs	6.9	12.8
Other	32.1	35.4

Other noncurrent assets, net	$92.4	$93.9

The Company amortizes deferred financing costs over the estimated life of the related debt. Amortization of financing costs was $5.6 million, $2.8 million, and $2.0 million in fiscal 2009, 2008, and 2007, respectively.

f. Other Current Liabilities

	As of November 30,
	2009	2008
	(In millions)

Accrued compensation and employee benefits	$47.8	$43.8
Legal settlements	11.4	6.3
Interest payable	6.1	5.6
Contract loss provisions	3.0	4.3
Deferred revenue	2.2	2.1
Other	37.0	31.6

Other current liabilities	$107.5	$93.7

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

g. Other Noncurrent Liabilities

	As of November 30,
	2009	2008
	(In millions)

Legal settlements	$18.9	$26.6
Conditional asset retirement obligations	13.6	13.5
Deferred revenue	10.4	11.2
Deferred compensation	7.1	6.2
Other	4.1	7.5

Other noncurrent liabilities	$54.1	$65.0

h. Accumulated Other Comprehensive Loss, Net of Income Taxes

The components of accumulated other comprehensive loss related to the Company’s retirement benefit plans and the related income tax effects are presented in the following table:

	As of November 30,
	2009	2008	2007
	(In millions)

Actuarial losses, net	$(358.4)	$(35.7)	$(27.6)
Prior service credits (costs)	4.6	4.0	(7.9)

Accumulated other comprehensive loss	$(353.8)	$(31.7)	$(35.5)

The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit (income) expense in fiscal 2010 are as follows:

	Pension	Medical and
	Benefits	Life Benefits
	(In millions)

Recognized actuarial losses (gains), net	$58.8	$(3.9)
Amortization of prior service costs	—	0.1

	$58.8	$(3.8)

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Income Taxes

The Company files a consolidated U.S. federal income tax return with its wholly-owned subsidiaries. The components of the Company’s income tax (benefit) provision from continuing operations are as follows:

	As of November 30,
	2009	2008	2007
	(In millions)

Current
U.S. federal	$(21.3)	$(7.3)	$(13.3)
State and local	2.4	0.2	(5.1)

	(18.9)	(7.1)	(18.4)

Deferred
U.S. federal	1.1	6.5	0.3
State and local	0.2	1.5	—

	1.3	8.0	0.3

Income tax (benefit) provision	$(17.6)	$0.9	$(18.1)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate on earnings from continuing operations is as follows:

	Year Ended
	2009	2008	2007

Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of U.S. federal income tax effect	2.0	5.6	10.0
Tax settlements and refund claims, including interest	(35.2)	(16.4)	(25.5)
Reserve adjustments	(8.6)	106.3	(29.1)
Valuation allowance adjustments	(33.2)	(136.9)	(67.1)
Unregistered stock rescission	1.0	24.4	—
Other, net	2.7	17.8	(2.0)

Effective income tax rate	(36.3)%	35.8%	(78.7)%

The income tax benefit of $17.6 million in fiscal 2009 is primarily related to new guidance that was published by the Chief Counsel’s Office of the Internal Revenue Service (“IRS”) in December 2008 clarifying which costs qualify for ten-year carryback of tax net operating losses for refund of prior years’ taxes. As a result of the clarifying language, the Company recorded during the first quarter of fiscal 2009 an income tax benefit of $19.7 million, of which $14.5 million was for the release of the valuation allowance associated with the utilization of the qualifying tax net operating losses and $5.2 million was for the recognition of affirmative claims related to previous uncertain tax positions associated with prior years refund claims related to the qualifying costs.

In fiscal 2008, although the Company generated $2.5 million in income from continuing operations, the Company had a tax loss primarily related to the impact of the fiscal 2008 change in tax method of accounting adopted for unbilled receivables. The new tax method of accounting adopted in fiscal 2008 in accordance with guidance published by the IRS defers such revenue until the all events test is met for tax purposes. The fiscal 2008 tax net operating loss from continuing operations resulted in an income tax benefit of $9.5 million for carryback to prior years and a refund of previously paid taxes. Due to the tightening of the credit market in the fourth quarter of fiscal 2008, a tax planning strategy relied on for realizability of a portion of the deferred tax assets ceased to be

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prudent and feasible, resulting in a charge to deferred income tax expense of $8.0 million and a corresponding increase to the valuation allowance.

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

A valuation allowance has been recorded to offset the net deferred tax assets at November 30, 2009 and 2008 to reflect the uncertainty of realization. A valuation allowance is required when it is more-likely-than-not that all or a portion of net deferred tax assets may not be realized. A review of all available positive and negative evidence is considered, including past and future performance, the market environment in which the Company operates, utilization of tax attributes in the past, length of carryback and carryforward periods, and evaluation of potential tax planning strategies when evaluating the realizability of deferred tax assets.

Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. The Company determines cumulative losses on a rolling twelve-quarter basis and the analysis includes the retirement benefit plan losses in accumulated other comprehensive loss. Accordingly, the Company has maintained a full valuation allowance on all of its net deferred tax assets.

The Company is routinely examined by domestic and foreign tax authorities. While it is difficult to predict the outcome or timing of a particular tax matter, the Company believes it has adequately provided reserves for any reasonable foreseeable outcome related to these matters.

A reconciliation of the change in unrecognized tax benefits from December 1, 2007 to November 30, 2009 is as follows (in millions):

Unrecognized tax benefits at December 1, 2007	$3.2
Gross increases for tax positions taken during the year	2.7
Lapse of statue of limitations	(0.1)

Unrecognized tax benefits at November 30, 2008	5.8
Gross increases for tax positions taken during the year	1.9
Gross decreases for resolved tax controversies during the year	(5.2)

Unrecognized tax benefits at November 30, 2009	$2.5

The increase in reserves during fiscal 2009 is primarily related to potential for double taxed income in certain states; and state deferred tax liabilities, the current period recognition of which is uncertain. The decrease in the reserve balance is the result of new guidance published by the IRS clarifying which costs qualify for ten-year carryback. The reserve was reduced by $5.2 million for the recognition of affirmative claims related to uncertain tax positions associated with prior years refund claims related to such qualifying costs. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, the Company is unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

The increase in reserves during fiscal 2008 is primarily related to affirmative claims under ten-year carryback provisions of the Internal Revenue Code.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities for continuing operations are as follows:

	As of November 30,
	2009	2008
	(In millions)

Deferred Tax Assets
Accrued estimated costs	$55.4	$30.8
Tax losses and credit carryforwards	94.8	178.8
Net cumulative defined benefit pension plan losses	89.2	—
Depreciation	—	1.9
Retiree medical and life benefits	33.9	31.0
Valuation allowance	(251.5)	(197.0)

Total deferred tax assets	21.8	45.5
Deferred Tax Liabilities
Net cumulative defined benefit pension plan gains	—	32.4
Depreciation	1.7	—
U.S. federal effect of state deferred taxes	18.3	12.2
Other	11.4	9.2

Total deferred tax liabilities	31.4	53.8

Total net deferred tax liabilities	(9.6)	(8.3)
Less: deferred tax assets (liabilities) expected to be realized within one year	—	—

Total long-term deferred tax liabilities	$(9.6)	$(8.3)

The year of expiration for the Company’s state and U.S. federal net operating loss carryforwards as of November 30, 2009 were as follows:

Year Ended November 30,	State	Federal
	(In millions)

2016	$35.8	$—
2017	130.3	—
2018	28.9	—
2019	15.1	—
2020	19.9	—
2024	—	28.5
2025	—	122.3

	$230.0	$150.8

Approximately $9.2 million of the net operating loss carryforwards relate to the exercise of stock options, the benefit of which will be credited to equity when realized. In addition, the Company has U.S. federal and state capital

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loss carryforwards of approximately $7.8 million and $0.2 million, respectively, which begins expiring in fiscal 2010. The decrease in capital loss carryforwards from the previous fiscal year is the result of:

	State	Federal
	(In millions)

Utilization	$44.7	$41.8
Expiration	18.0	110.2

	$62.7	$152.0

The Company also has a U.S. federal research credit carryforward of $7.2 million which begins expiring in fiscal 2021, and a California research credit carryforward of $4.1 million which has an indefinite carryforward period. Additionally, the Company has a California manufacturing investment credit carryforward of $0.6 million which begins expiring in fiscal 2011; and a foreign tax credit carryforward of $5.9 million which begins expiring in fiscal 2010, if not utilized. These tax carryforwards are subject to examination by the tax authorities.

5.	Long-Term Debt

	As of November 30,
	2009	2008
	(In millions)

Senior debt	$68.3	$69.0
Senior subordinated notes	97.5	97.5
Convertible subordinated notes	271.4	271.4
Other debt	1.4	2.7

Total debt	438.6	440.6
Less: Amounts due within one year
Senior debt	17.1	0.6
Other debt	0.7	1.4

Total long-term debt	$420.8	$438.6

See Note 15 for a discussion on recent changes to the Company’s capital structure.

As of November 30, 2009, the Company’s annual fiscal year debt contractual maturities are summarized as follows (in millions):

2010(1)	$142.8
2011(2)	147.7
2012	0.5
2013	147.6

Total debt	$438.6

(1)	Includes the $125.0 million 4% Notes due January 2024 that can be put to the Company in January 2010 at a price equal to 100% of the principal amount, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any. The 4% Notes are classified as non-current on the consolidated balance sheet as of November 30, 2009 since the Company refinanced the 4% Notes with the issuance of new debt instruments in December 2009 (see Note 15).

(2)	Includes the $146.4 million 2 1/4% Debentures due November 2024 that can be put to the Company in November 2011 at a price equal to 100% of the principal amount plus accrued and unpaid interest, including liquidated damages, if any, payable in cash, to but not including the repurchase date, plus, in certain circumstances, a make-whole premium, payable in common stock.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a.	Senior Debt:

	As of
	November 30,
	2009	2008
	(In millions)

Term loan, bearing interest at various rates (rate of 2.51% as of November 30, 2009), payable in quarterly installments of $175,019 plus interest, maturing in 2013	$68.3	$69.0

$280 million senior credit facility (“Senior Credit Facility”)

In June 2007, the Company entered into an amended and restated Senior Credit Facility with Wachovia Bank, National Association as administrative agent (the “Administrative Agent”), JP Morgan Chase Bank, N.A. as Syndication Agent, the subsidiaries of the Company from time to time party thereto, as guarantors, and a syndicate of lenders from time to time party thereto for an $80.0 million revolving credit facility (“Revolver”) maturing in June 2012, and a $200.0 million credit-linked facility maturing in April 2013, which comprises the Senior Credit Facility. The credit-linked facility consists of a $75.0 million term loan subfacility and a $125.0 million letter of credit subfacility.

On May 1, 2009, the Company entered into the First Amendment and Consent (the “Amendment”) to the Company’s existing Credit Agreement. Snappon SA, a French subsidiary of the Company, that is neither a Credit Party nor Significant Subsidiary (as defined under the Credit Agreement) and has no operations, has had legal judgments rendered against it under French law, aggregating €2.9 million plus interest related to wrongful discharge claims by certain former employees of Snappon SA. Under the Amendment, the Required Lenders (as defined under the Credit Agreement) agreed (i) that an event of default will not be triggered with respect to the legal judgments rendered against Snappon SA, unless the judgments equal or exceed $10.0 million and shall not have been paid and satisfied, vacated, discharged, stayed or bonded pending appeal within thirty (30) days from the entry thereof and (ii) to consent to the commencement of voluntary or involuntary bankruptcy, insolvency or similar proceedings with respect to Snappon SA and that any such proceeding would not constitute an Event of Default under the Credit Agreement. Additionally, the Company agreed to temporarily reduce its borrowing availability under the Revolving Loan (as defined therein) from $80.0 million to $60.0 million commencing on May 1, 2009 and ending on the earlier of (i) the date on which an amendment that permits the renewal, refinancing, or extension of the 4% Notes (as defined therein) has been approved by the Required Lenders and (ii) the date on which the Company redeems the 4% Notes in accordance with the terms of the Credit Agreement.

On November 24, 2009, the Company entered into a joinder agreement to add Easton Development Company, LLC as a guarantor party to the indenture.

The interest rate on LIBOR rate borrowings under the Revolver is LIBOR plus 225 basis points, subject to downward adjustment if the leverage ratio, as defined, is less than 4.00 to 1.00, and the interest rate on the term loan is LIBOR plus 225 basis points. The Company is charged a fee on the total letter of credit subfacility in the amount of 225 basis points per annum plus a fronting fee of 10 basis points per annum on outstanding letters of credit and other customary charges applicable to facilities of this type. The Company is also charged a commitment fee on the unused portion of the Revolver in the amount of 50 basis points per annum, subject to downward adjustment after fiscal 2007 if the leverage ratio, as defined, is less than 4.00 to 1.00.

As of November 30, 2009, the borrowing limit under the Revolver was $60.0 million with $59.2 million available due to an outstanding letter of credit in the amount of $0.8 million. Also as of November 30, 2009, the Company had $84.5 million outstanding letters of credit under the $125.0 million letter of credit subfacility and had permanently reduced the amount of its term loan subfacility to the $68.3 million outstanding.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2010, the Company will be required to make a principal payment of $16.6 million on the term loan subfacility due to the excess cash flow provisions of the Credit Agreement. The principal payment must be made within 110 days of November 30, 2009. In the event that the leverage ratio is less than or equal to 3.0 to 1.0, as defined, at the end of any fiscal year during the term of the Senior Credit Facility, no excess cash flow pre-payment would be required under this provision.

The Senior Credit Facility is collateralized by a substantial portion of the Company’s real property holdings and substantially all of the Company’s other assets, including the stock and assets of its material domestic subsidiaries that are guarantors of the facility. The Company is subject to certain limitations including the ability to: incur additional senior debt, release collateral, retain proceeds from asset sales and issuances of debt or equity, make certain investments and acquisitions, grant additional liens, and make restricted payments, including stock repurchases and dividends. In addition, the Credit Agreement contains certain restrictions surrounding the ability of the Company to refinance its subordinated debt, including provisions that, except on terms no less favorable to the Credit Agreement, the Company’s subordinated debt cannot be refinanced prior to maturity. Furthermore, provided that the Company has cash and cash equivalents of at least $25.0 million after giving effect thereto, the Company may redeem (with funds other than Senior Credit Facility proceeds) the subordinated notes to the extent required by the mandatory redemption provisions of the subordinated note indenture. The Company is also subject to the following financial covenants:

	Actual Ratios as of	Required Ratios	Required Ratios
Financial Covenant	November 30, 2009	Through November 30, 2009	December 1, 2009 and thereafter

Interest coverage ratio	3.97 to 1.00	Not less than: 2.25 to 1.00	Not less than: 2.25 to 1.00
Leverage ratio	3.56 to 1.00	Not greater than: 5.75 to 1.00	Not greater than: 5.50 to 1.00

The Company was in compliance with its financial and non-financial covenants as of November 30, 2009.

b.	Senior Subordinated Notes:

	As of
	November 30,
	2009	2008
	(In millions)

Senior subordinated notes, bearing interest at 9.50% per annum, interest payments due in February and August, maturing in 2013	$97.5	$97.5

9 1/2% Senior Subordinated Notes

In August 2003, the Company issued $150.0 million aggregate principal amount of its 9 1/2% Notes due 2013 in a private placement pursuant to Section 4(2) and Rule 144A under the Securities Act of 1933. The 9 1/2% Notes have been exchanged for registered, publicly tradable notes with substantially identical terms. The 9 1/2% Notes mature in August 2013. All or any portion of the 9 1/2% Notes may be redeemed by the Company at any time on or after August 15, 2008 at redemption prices beginning at 104.75% of the principal amount and reducing to 100% of the principal amount by August 15, 2011.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 9 1/2% Notes are non-collateralized and subordinated to all of the Company’s existing and future senior indebtedness, including borrowings under its Senior Credit Facility. The 9 1/2% Notes rank senior to the 4% Notes and the 2 1/4% Debentures. The 9 1/2% Notes are guaranteed by the Company’s material domestic subsidiaries. Each subsidiary guarantee is non-collateralized and subordinated to the respective subsidiary’s existing and future senior indebtedness, including guarantees of borrowings under the Senior Credit Facility. The 9 1/2% Notes and related guarantees are effectively subordinated to the Company’s and the subsidiary guarantors’ collateralized debt and to any and all debt and liabilities, including trade debt of the Company’s non-guarantor subsidiaries.

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

In October 2004, the Company entered into a supplemental indenture to amend the indenture dated August 11, 2003 to (i) permit the refinancing of its outstanding 5 3/4% Notes with new subordinated debt having a final maturity or redemption date later than the final maturity or redemption date of the 5 3/4% Notes being refinanced, and (ii) provide that the Company will have up to ten (10) business days to apply the proceeds of refinancing indebtedness toward the redemption or repurchase of outstanding indebtedness. The supplemental indenture also amended the definition of refinancing indebtedness to include indebtedness, the proceeds of which are used to pay a premium necessary to accomplish a refinancing.

In June 2006, the Company entered into a second supplemental indenture for the 9 1/2% Notes to amend the indenture dated August 11, 2003, as amended October 2004, to permit the Company to incur additional indebtedness under its previous credit facility.

On November 24, 2009, the Company entered into a third supplemental indenture for the 9 1/2% Notes to amend the indenture dated August 11, 2003, as amended October 2004 and June 2006, to add Easton Development Company, LLC as a guarantor party to the indenture.

c.	Convertible Subordinated Notes:

	As of November 30,
	2009	2008
	(In millions)

Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in 2024	$146.4	$146.4
Contingent convertible subordinated notes, bearing interest at 4.00% per annum, interest payments due in January and July, maturing in 2024	125.0	125.0

Total convertible subordinated notes	$271.4	$271.4

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2 1/4% Convertible Subordinated Debentures

In November 2004, the Company issued $80.0 million in aggregate principal amount of its 2 1/4% Debentures in a private placement pursuant to Section 4(2) and Rule 144A under the Securities Act of 1933. In December 2004, an initial purchaser exercised its option to purchase additional 2 1/4% Debentures totaling $66.4 million aggregate principal amount. The 2 1/4% Debentures have been registered for resale for the purchasers who requested registration. The 2 1/4% Debentures mature in November 2024. Interest on the 2 1/4% Debentures accrues at a rate of 2.25% per annum and is payable on May 15 and November 15, beginning May 15, 2005.

The 2 1/4% Debentures are general unsecured obligations and rank equal in right of payment to all of the Company’s other existing and future subordinated indebtedness, including the 4% Notes. The 2 1/4% Debentures rank junior in right of payment to all of the Company’s existing and future senior indebtedness, including all of its obligations under its Senior Credit Facility and all of its existing and future senior subordinated indebtedness, including the Company’s outstanding 9 1/2% Notes. In addition, the 2 1/4% Debentures are effectively subordinated to any of the Company’s collateralized debt and to any and all debt and liabilities, including trade debt of its subsidiaries.

Each $1,000 principal of the 2 1/4% Debentures is convertible at each holder’s option, into cash and, if applicable, the Company’s common stock at an initial conversion price of $20 per share (subject to adjustment as provided in the indenture governing the 2 1/4% Debentures) only if: (i) during any fiscal quarter the closing price of the common stock for at least twenty (20) trading days in the thirty (30) consecutive trading day period ending on the last trading day of the preceding fiscal quarter exceeds 130% of the conversion price; (ii) the Company has called the 2 1/4% Debentures for redemption and redemption has not yet occurred; (iii) subject to certain exceptions, during the five (5) business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2 1/4% Debentures for each day of such period is less than 95% of the product of the common stock price on that day multiplied by the conversion rate then in effect; (iv) specified corporate transactions have occurred; or (v) occurrence of a transaction or event constituting a designated event. The Company may be required to pay a make-whole premium in shares of common stock and accrued but unpaid interest if the 2 1/4% Debentures are converted in connection with certain specified designated events occurring on or prior to November 20, 2011. The initial conversion rate of 50 shares for each $1,000 principal amount of the 2 1/4% Debentures is equivalent to a conversion price of $20 per share, subject to certain adjustments. None of these events has occurred subsequent to the issuance of the debentures.

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

The Company may, at its option, redeem some or all of its 2 1/4% Debentures for cash on or after November 15, 2014, at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest, including liquidated damages, if any, to but not including the redemption date. In addition, the Company may, at its option, redeem some or all of its 2 1/4% Debentures on or after November 20, 2011 and prior to November 15, 2014, if the closing price of its common stock for at least twenty (20) trading days in any thirty (30) consecutive trading-day period is more than 140% of the conversion price, at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest, including liquidated damages, if any, payable in cash. If the Company so redeems the 2 1/4% Debentures, it will make an additional payment in cash, Company common stock or a combination thereof, at its option, equal to the present value of all remaining scheduled payments of interest on the redeemed debentures through November 15, 2014.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In January 2004, the Company issued $125.0 million aggregate principal amount of its 4% Notes in a private placement pursuant to Section 4(2) and Rule 144A under the Securities Act of 1933. The 4% Notes have been registered for resale for the purchasers who requested registration. The 4% Notes mature in January 2024. Interest on the 4% Notes accrues at a rate of 4.00% per annum and is payable on January 16 and July 16, beginning July 16, 2004. In addition, contingent interest is payable during any six-month period, commencing with the six-month period beginning January 16, 2008, if the average market price of a 4% Note for the five (5) trading days ending on the third trading day immediately preceding the relevant six-month period equals 120% or more of the principal amount of the notes. Contingent interest has not been payable subsequent to the issuance of the 4% Notes nor will it be payable during the six-month period beginning January 16, 2009.

In January 2010, the Company redeemed $124.7 million principal amount of its 4% Notes which were presented to the Company for payment (See Note 15).

The 4% Notes are general unsecured obligations and rank equal in right of payment to all of the Company’s other existing and future subordinated indebtedness, including the 2 1/4% Debentures. The 4% Notes rank junior in right of payment to all of the Company’s existing and future senior indebtedness, including all of its obligations under its Senior Credit Facility, and all of its existing and future senior subordinated indebtedness, including the Company’s outstanding 9 1/2% Notes. In addition, the 4% Notes are effectively subordinated to any of the Company’s collateralized debt and to any and all debt and liabilities, including trade debt of its subsidiaries.

Each $1,000 principal amount of the 4% Notes is convertible at each holder’s option into 64.81 shares of the Company’s common stock (subject to adjustment as provided in the indenture governing the 4% Notes) only if: (i) during any calendar quarter the closing price of the common stock for at least twenty (20) trading days in the thirty (30) trading-day period ending on the last trading day of the preceding calendar quarter exceeds 120% of the conversion price; (ii) the Company has called the 4% Notes for redemption and redemption has not yet occurred; (iii) during the five trading day period after any five consecutive trading day period in which the average trading price of the 4% Notes for each day of such period is less than 95% of the product of the common stock price on that day multiplied by the number of shares of common stock issuable upon conversion of $1,000 principal amount of the 4% Notes; or (iv) certain corporate events have occurred. The initial conversion rate of 64.81 shares for each $1,000 principal amount of the 4% Notes is equivalent to a conversion price of $15.43 per share subject to certain adjustments.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company may redeem, at its option, some or all of its 4% Notes for cash on or after January 19, 2010, subject to the consent of the Administrative Agent of the Senior Credit Facility. In addition, the Company may, at its option, redeem some or all of its 4% Notes for cash on or after January 19, 2008 and prior to January 19, 2010, if the closing price of its common stock for at least twenty (20) trading days in the thirty (30) trading-day period ending on the last trading day of the preceding calendar month is more than 125% of the conversion price. Each holder may require the Company to repurchase for cash all or a portion of its 4% Notes on January 16, 2010, 2014, and 2019, or, subject to certain exceptions, upon a change of control (as defined in the 4% Notes indenture). In all cases for either redemption of the 4% Notes or repurchase of the 4% Notes at the option of the holder, the price is equal to 100% of the principal amount of the 4% Notes, plus accrued and unpaid interest, including contingent interest and liquidated damages, if any.

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

d.	Other Debt:

	As of
	November 30,
	2009	2008
	(In millions)

Promissory note, bearing interest at 5.00% per annum, payable in annual installments of $700,000 plus interest, maturing in 2011	$1.4	$2.1
Promissory note, bearing no interest through maturity in 2009	—	0.6

Total other debt	$1.4	$2.7

In January 2007, the Company purchased, for $4.3 million, approximately 180 acres of land which had been previously leased by the Company. The purchase was financed with $1.5 million of cash and a $2.8 million promissory note. The promissory note is payable in four equal annual installments, matures in January 2011, and bears interest at a per annum rate of 5.00%.

In March 2008, the Company settled an environmental remediation matter for $1.2 million. Under the terms of the settlement, the Company paid half of the settlement in cash in the second quarter of fiscal 2008 and the remaining amount, collateralized by a promissory note, was paid in the second quarter of fiscal 2009.

6.	Retirement Benefits

a.	Plan Descriptions

Pension Benefits — On November 25, 2008, the Company decided to amend the defined benefit pension and benefits restoration plans to freeze future accruals under such plans. Effective February 1, 2009 and July 31, 2009, future benefit accruals for all current salaried employees and collective bargaining unit employees were discontinued, respectively. No employees lost their previously earned pension benefits. As a result of the amendment and freeze, the Company incurred a curtailment charge of $14.6 million in the fourth quarter of fiscal 2008 primarily due to the immediate recognition of unrecognized prior service costs.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Normal retirement age is 65, but certain plan provisions allow for earlier retirement. Pension benefits are calculated under formulas based on average earnings and length of service for salaried employees and under negotiated non-wage based formulas for hourly employees. The Company also sponsors a non-qualified Benefit Restoration Plan (“BRP”), which restores benefits that cannot be paid under the qualified pension plan due to IRS limitations. Effective February 1, 2009, future pension benefit accruals for BRP participants were discontinued. As a result of the second amended and restated shareholder agreement (“Shareholder Agreement”), the Company was required to fund into a grantor trust during fiscal 2008 an amount equal to $35.2 million which includes the non-qualified BRP pension liabilities.

The Pension Protection Act (“PPA”), enacted in August 2006, requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the funded status of the plan as of specified measurement dates. The funded ratio as of November 30, 2008 under the PPA for the Company’s defined benefit pension plan was above the ratio required under the PPA, as amended in 2008. The required ratio to be met as of the Company’s November 30, 2009 measurement date is 94%. During the fourth quarter of fiscal 2009, the Company made a voluntary contribution of $4.4 million to improve the plan’s PPA funded status as of November 30, 2009, although there can be no assurance that the amount of this contribution will be sufficient to meet the required ratio. The final calculated PPA funded ratio as of November 30, 2009 is expected to be completed in the second half of 2010.

The funded status of the pension plan may be adversely affected by the investment experience of the plan’s assets, by any changes in U.S. law, and by changes in the statutory interest rates used by “tax-qualified” pension plans in the U.S. to calculate funding requirements. Accordingly, if the performance of the Company’s plan’s assets does not meet our assumptions, if there are changes to the IRS regulations or other applicable law or if other actuarial assumptions are modified, our future contributions to our underfunded pension plan could be higher than we expect. In addition, changes to the discount rate used to measure pension liabilities could adversely affect the funded status of the plan. Significant cash contribution requirements to the Company’s pension plan may adversely affect the Company’s ability to meet certain covenants under its Senior Credit Facility which, absent an amendment or refinancing, would result in a default under the Senior Credit Facility and cross defaults on other debt instruments.

Medical and Life Benefits — The Company provides postretirement benefits to certain eligible retired employees, with varied coverage by employee group. Medical and life benefit obligations are unfunded.

Defined Contribution 401(k) Benefits — The Company sponsors a defined contribution 401(k) plan and participation in the plan is available to all employees. Company contributions to the plan generally have been based on a percentage of employee contributions and, prior to April 15, 2009, the Company’s contributions to the plan had been directed entirely in the GenCorp Stock Fund. Effective January 15, 2009, the Company discontinued the employer matching component to the defined contribution 401(k) plan for non-union employees. Effective March 15, 2009, exchanges into the GenCorp Stock Fund were no longer permitted. Effective April 15, 2009, all future contribution investment elections directed into the GenCorp Stock Fund were redirected to other investment options and the Company’s union employee matching contributions are being made in cash. The cost of the 401(k) plan was $2.0 million in fiscal 2009, $9.2 million in fiscal 2008, and $9.1 million in fiscal 2007. The Company also sponsors a BRP defined contribution plan designed to enable participants to continue to defer their compensation on a pre-tax basis when such compensation or the participants’ deferrals to tax-qualified plans exceed applicable Internal Revenue Code of 1986, as amended (“IRC”) limits. Under the BRP defined contribution plan, employees who are projected to be impacted by the IRC limits may, on an annual basis, elect to defer compensation earned in the current year such as salary and certain other incentive compensation. Any amounts that are deferred are recorded as liabilities. As a result of the Shareholder Agreement, the Company was required to fund into a grantor trust during fiscal 2008 an amount equal to $35.2 million which includes the BRP defined contribution plan liabilities.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

b.	Plan Results

Summarized below is the balance sheet impact of the Company’s pension benefits and medical and life benefits. Pension benefits include the consolidated qualified plan, and the unfunded non-qualified plan for benefits provided to employees beyond those provided by the Company’s qualified plans. Plan assets, benefit obligations, and the funded status of the plans were determined at November 30, 2009 and August 31, 2008 for fiscal 2009 and 2008, respectively.

			Medical and
	Pension Benefits		Life Benefits
	As of November 30,
	2009	2008	2009	2008
	(In millions)

Change in fair value of plan assets:
Fair value — beginning of year	$1,543.3	$1,712.2	$—	$—
Loss on plan assets	(46.6)	(29.5)	—	—
Employer contributions(1)	5.8	1.7	10.1	7.9
Benefits paid	(167.0)	(141.1)	(10.1)	(7.9)

Fair Value — end of year	$1,335.5	$1,543.3	$—	$—

Change in benefit obligation:
Benefit obligation — beginning of year	$1,481.7	$1,623.2	$76.1	$88.8
Service cost	10.8	19.7	0.2	0.3
Interest cost	113.1	96.5	6.2	5.3
Actuarial losses (gains)	123.0	(88.6)	10.5	(12.7)
Plan amendments	—	3.0	—	2.3
Curtailment(2)	—	(36.3)	—	—
Impact of Shareholder Agreement (Note 13)	—	5.3	—	—
Benefits paid	(167.0)	(141.1)	(10.1)	(7.9)

Benefit obligation — end of year(3)	$1,561.6	$1,481.7	$82.9	$76.1

Funded status of the plans	$(226.1)	$61.6	$(82.9)	$(76.1)
Employer contributions/benefit payments from August 31 to November 30	—	0.6	—	2.2

Net (Liability) Asset Recognized in the Consolidated Balance Sheets(4)	$(226.1)	$62.2	$(82.9)	$(73.9)

Amounts Recognized in the Consolidated Balance Sheets:
Prepaid pension asset	$—	$76.5	$—	$—
Pension liability, current (component of other current liabilities)	(1.1)	(1.2)	—	—
Postretirement medical and life benefits, current	—	—	(7.2)	(7.1)
Postretirement medical and life benefits, noncurrent	—	—	(75.7)	(66.8)
Pension benefits, noncurrent	(225.0)	(13.1)	—	—

Net (Liability) Asset Recognized in the Consolidated Balance Sheets	$(226.1)	$62.2	$(82.9)	$(73.9)

(1)	During the fourth quarter of fiscal 2009, the Company made a voluntary contribution of $4.4 million.

(2)	On November 25, 2008, the Company decided to amend and freeze its defined benefit pension plan effective February 1, 2009 for all current salaried employees and July 31, 2009 for collective bargaining unit employees.

(3)	Pension amounts include $15.8 million in fiscal 2009 and $14.9 million in fiscal 2008 for unfunded plans.

(4)	Pension amounts include $15.8 million in fiscal 2009 and $14.3 million in fiscal 2008 for unfunded plans.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated benefit obligation for the defined benefit pension plans was $1,561.6 million and $1,480.4 million as of the November 30, 2009 and August 31, 2008 measurement dates, respectively.

Components of net periodic benefit expense (income) for continuing operations are as follows:

				Medical and
	Pension Benefits			Life Benefits
	Year Ended
	2009	2008	2007	2009	2008	2007
	(In millions)

Service cost(1)	$6.3	$19.7	$17.2	$0.2	$0.3	$0.3
Interest cost on benefit obligation	89.3	96.5	96.2	5.0	5.3	5.5
Assumed return on plan assets(2)	(103.8)	(123.8)	(122.8)	—	—	—
Amortization of prior service (credits) costs	—	2.0	2.0	0.1	0.1	(0.1)
Amortization of net (gains) losses	(1.0)	14.7	29.8	(8.0)	(6.8)	(6.5)

Net periodic benefit (income) expense	$(9.2)	$9.1	$22.4	$(2.7)	$(1.1)	$(0.8)

(1)	Service cost for pension benefits is the actuarial present value of benefits attributed by the defined benefit pension plans’ benefit formulas for services rendered by participants during the period, including the administrative costs. For fiscal 2009, service cost for pension benefits include administrative costs and service cost for all current salaried employees until February 1, 2009 and collective bargaining unit employees until July 31, 2009.

(2)	The actual (loss) return on plan assets was $(46.6) million in fiscal 2009, $(29.5) million in fiscal 2008, and $145.5 million in fiscal 2007.

Market conditions and interest rates significantly affect assets and liabilities of the pension plans. Pension accounting requires that market gains and losses be deferred and recognized over a period of years. This “smoothing” results in the creation of other accumulated income or loss which will be amortized to pension costs in future years. The accounting method the Company utilizes recognizes one-fifth of the unamortized gains and losses in the market-related value of pension assets and all other gains and losses including changes in the discount rate used to calculate benefit costs each year. Investment gains or losses for this purpose are the difference between the expected return and the actual return on the market-related value of assets which smoothes asset values over three years. Although the smoothing period mitigates some volatility in the calculation of annual pension costs, future pension costs are impacted by changes in the market value of pension plan assets and changes in interest rates.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

c.	Plan Assumptions

The Company used the following assumptions, calculated based on a weighted-average, to determine the benefit obligations and net periodic benefit expense for the applicable fiscal year.

	Pension		Medical and
	Benefits		Life Benefits
	2009	2008	2009	2008

Discount rate (benefit obligations)	5.65%	7.10%	5.09%	6.85%
Discount rate (benefit restoration plan benefit obligations)	5.60%	7.05%	*	*
Discount rate (net periodic benefit expense)	7.60%	6.40%	6.85%	6.25%
Expected long-term rate of return on plan assets	8.00%	8.75%	*	*
Rate of compensation increase	*	4.50%	*	*
Ultimate healthcare trend rate	*	*	4.50%	5.00%
Initial healthcare trend rate (pre-65)	*	*	10.60%	9.00%
Year ultimate rate attained (pre-65)	*	*	2028	2016
Initial healthcare trend rate (post 65)	*	*	9.00%	10.00%
Year ultimate rate attained (post 65)	*	*	2028	2016

*	Not applicable.

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

The expected long-term rate of return on plan assets represents the rate of earnings expected in the funds invested to provide for anticipated benefit payments. With input from the Company’s investment advisors and actuaries, the Company has analyzed the expected rates of return on assets and determined that a long term rate of 8.00% is reasonable based on the current and expected asset allocations and on the plans’ historical investment performance and best estimates for future investment performance. The Company’s asset managers regularly review actual asset allocations and periodically rebalance investments to targeted allocations when considered appropriate.

The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates for the medical benefit plans. For fiscal 2009 medical benefit obligations, the Company assumed a 10.60% annual rate of increase for pre 65 participants and a 9.00% annual rate of increase for post 65 participants in the per capita cost of covered healthcare claims with the rate decreasing over 19 years until reaching 4.50%.

A one percentage point change in the key assumptions would have the following effects on the projected benefit obligations as of November 30, 2009 and on expense for fiscal 2010:

Pension Benefits and
	Medical and Life Benefits		Expected Long-term	Assumed Healthcare
	Discount Rate		Rate of Return	Cost Trend Rate
		Projected		Net Periodic	Accumulated
	Net Periodic	Benefit	Net Periodic Pension	Medical and Life	Benefit
	Benefit Expense	Obligation	Benefit Expense	Benefit Expense	Obligation
(In millions)

1% decrease	$18.5	$116.0	$13.4	$(0.1)	$(1.9)
1% increase	(15.7)	(96.8)	(13.4)	0.1	2.1

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

d.	Plan Assets and Investment Policy

The Company’s pension plans weighted average asset allocation and the investment policy asset allocation targets at November 30, 2009 and August 31, 2008, by asset category, are as follows:

	2009		2008
	Actual	Target(1)	Actual	Target(1)

Domestic equity securities	17%	21%	18%	21%
International equity securities	10	11	10	11
Fixed income	28	50	49	50
Real estate	2	2	2	2
Alternative investments(2)	43	16	21	16

	100%	100%	100%	100%

(1)	Assets rebalanced periodically to remain within a reasonable range of the target. During the fourth quarter of fiscal 2009, the Company was in the process of evaluating and updating its overall investment strategy.

(2)	As of November 30, 2009, alternative investments included an asset allocation of approximately 14% of interest only government mortgage-backed securities, 6% of interest only non-government backed collateralized mortgage obligations, and 8% of investments with an investment firm that invests in securities using a long/short equity strategy, which is an investment strategy generally associated with hedge funds.

The Company’s investment strategy consists of a long-term, risk-controlled approach using diversified investment options. Plan assets are invested in asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. The investment goals are to achieve the long term rate of return within reasonable and prudent levels of risk and to preserve the value of assets to meet future obligations. Alternative investments include hedge funds, venture capital funds, private equity investments, and other investments. Within each type of investment the allocation may change as a result of changing market conditions and dynamic tactical investment opportunities.

e.	Benefit Payments

The following presents estimated future benefit payments:

	Pension	Medical and Life Benefits
	Benefit	Gross Benefit	Medicare D	Net Benefit
Year Ended November 30,	Payments	Payments	Subsidy	Payments
	(In millions)

2010	$133.8	$8.0	$0.8	$7.2
2011	132.9	8.0	0.3	7.7
2012	131.6	7.8	0.3	7.5
2013	129.9	8.7	0.3	8.4
2014	127.8	8.5	0.3	8.2
Years 2015 – 2019	599.0	36.8	1.2	35.6

7.	Commitments and Contingencies

a.	Lease Commitments and Income

The Company and its subsidiaries lease certain facilities, machinery and equipment, and office buildings under long-term, non-cancelable operating leases. The leases generally provide for renewal options ranging from one to

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ten years and require the Company to pay for utilities, insurance, taxes, and maintenance. Rent expense was $11.6 million in fiscal 2009, $10.3 million in fiscal 2008, and $8.7 million in fiscal 2007.

The Company also leases certain surplus facilities to third parties. The Company recorded lease income of $6.4 million in fiscal 2009, $6.1 million in fiscal 2008, and $6.3 million in fiscal 2007 related to these arrangements, which have been included in net sales.

The future minimum rental commitments under non-cancelable operating leases with initial or remaining terms of one year or more and lease revenue in effect as of November 30, 2009 were as follows:

	Future Minimum	Future Minimum
Year Ended November 30,	Rental Commitments	Rental Income
	(In millions)

2010	$8.3	$6.0
2011	6.1	2.3
2012	3.9	0.2
2013	1.3	—
2014	0.5	—
Thereafter	4.0	—

	$24.1	$8.5

b.	Legal Proceedings

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

Groundwater Cases

In October 2002, Aerojet and approximately 65 other individual and corporate defendants were served with four civil suits filed in the U.S. District Court for the Central District of California that seek recovery of costs allegedly incurred or to be incurred in response to the contamination present at the South El Monte Operable Unit (“SEMOU”) of the San Gabriel Valley Superfund site. The cases are denominated as follows: The City of Monterey Park v. Aerojet-General Corporation, et al., (CV-02-5909 ABC (RCx)); San Gabriel Basin Water Quality Authority v. Aerojet-General Corporation, et al., (CV-02-4565 ABC (RCx)); San Gabriel Valley Water Company v. Aerojet-General Corporation, et al., (CV-02-6346 ABC (RCx)); and Southern California Water Company v. Aerojet-General Corporation, et al., (CV-02-6340 ABC (RCx)). The cases have been coordinated for ease of administration by the court. The plaintiffs’ claims against Aerojet are based upon allegations of discharges from a former site in the El Monte area, as more fully discussed below under the headings “San Gabriel Valley Basin, California Site” — “South El Monte Operable Unit.” The total cost estimate to implement projects under the Unilateral Administrative Order (“UAO”) prepared by the EPA and the water entities is approximately $90 million. Aerojet investigations do not identify a credible connection between the contaminants identified by the plaintiff water entities in the SEMOU and those detected at Aerojet’s former facility located in El Monte, California, near the SEMOU (“East Flair Drive site”). Aerojet has filed third-party complaints against several water entities on the basis that they introduced perchlorate-containing Colorado River water to the basin. Those water entities have filed motions to dismiss Aerojet’s complaints. The motions as well as discovery have been stayed until April 12, 2010, pending efforts to resolve the litigation through mediation. During the period in which the litigation has been stayed,

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EPA, the California Department of Toxic Substances Control and the plaintiff water entities have reached settlements through the mediation process with various of the parties sued, which have been brought to the Federal District Court for approval. Certain of the settlements have been challenged by Aerojet and other defendants and are not finally resolved.

Aerojet has recently received correspondence from EPA on behalf of itself, the DTSC and the Water Entities regarding settlement. Aerojet intends to try to reach a good faith settlement with EPA, DTSC and the Water Entities to resolve claims. If settlement negotiations fail, the litigation stay is likely to be lifted and EPA may refer the matter to the U.S. Department of Justice for litigation, seeking to hold Aerojet liable for past and future costs, to recover costs of suit and attorneys’ fees, and as to any accrued interest, penalties or statutory damages. Should settlement not be reached, Aerojet intends to vigorously defend itself.

In December 2007, Aerojet was named as a defendant in a lawsuit brought by six individuals who allegedly resided in the vicinity of Aerojet’s Sacramento facility. The case is entitled Caldwell et al. v. Aerojet-General Corporation, Case No. 34-2000-00884000CU-TT-GDS, Sacramento County (CA) Superior Court and was served April 3, 2008. Plaintiffs allege that Aerojet contaminated groundwater to which plaintiffs were exposed and which caused plaintiffs illness and economic injury. Plaintiffs filed two subsequent amended complaints, naming additional plaintiffs. Aerojet filed a demurrer to the second amended complaint, which was denied by the trial court in December 2008. The court held that the issue as to whether the plaintiffs were on actual notice of the potential source of their injuries is an issue of fact for trial that cannot be resolved on demurrer. Aerojet’s subsequent Petition for a Writ of Mandate filed with the California Court of Appeal Third District, seeking reversal of the court’s ruling on the demurrer was denied without comment. Aerojet will continue to seek dismissal of those claims at the trial court level. On December 29, 2009, plaintiffs served a Third Amended Complaint, adding four additional plaintiffs to the action, which brings the total number of individuals on whose behalf suit has been filed to eighteen. Aerojet will file an answer to the third amended complaint, denying liability. Discovery is continuing. The Company is unable to make a reasonable estimate of the future costs of these claims.

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

On June 30, 2009, SCWA notified Aerojet and Boeing that it was not prepared to extend the tolling period and intended to file suit. On July 1, 2009, the County and SCWA filed a complaint against Aerojet and Boeing in the U.S. District Court for the Eastern District of California, in Sacramento, County of Sacramento; Sacramento County Water Agency v. Aerojet-General Corporation and The Boeing Corporation [sic], Civ. No. 2:09-at-1041. In the complaint, the County and SCWA alleged that because groundwater contamination from various sources including Aerojet, Boeing/MDC, and the former Mather Air Force Base, was continuing, the County and SCWA should be awarded unspecified monetary damages as well as declaratory and equitable relief. The complaint was served, but

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the parties entered into a joint stipulation on August 27, 2009, to stay all proceedings until May 30, 2010, pending settlement discussions. The Company cannot predict the outcome of this proceeding with any certainty at this time.

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

As of November 30, 2009, there was one vinyl chloride case pending against the Company which involves an employee at a facility owned or operated by others. The Company is unable to make a reasonable estimate of the future cost of the pending claim. Accordingly, no estimate of future liability has been accrued.

Asbestos Litigation

The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases have been filed in Madison County, Illinois and San Francisco, California. There were 134 asbestos cases pending as of November 30, 2009.

Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued for such contingencies.

Snappon SA Wrongful Discharge Claims

In November 2003, the Company announced the closing of a manufacturing facility in Chartres, France owned by Snappon SA, a subsidiary of the Company, previously involved in the automotive business. In accordance with French law, Snappon SA negotiated with the local works’ council regarding the implementation of a social plan for the employees. Following the implementation of the social plan, approximately 188 of the 249 former Snappon employees sued Snappon SA in the Chartres Labour Court alleging wrongful discharge. The claims were heard in two groups. On February 19, 2009, the Versailles Court of Appeal issued a decision in favor of Group 2 plaintiffs and based on this, the Court awarded €1.9 million (approximately $2.7 million) plus interest. On April 7, 2009, the Versailles Court of Appeal issued a decision in favor of Group 1 plaintiffs and based on this, the Court awarded €1.0 million (approximately $1.4 million) plus interest. During the second quarter of fiscal 2009, Snappon SA filed for declaration of suspensions of payments with the clerk’s office of the Paris Commercial Court, and the claims will likely be discharged through those proceedings.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On January 6, 2010, the Company received a subpoena duces tecum from the Defense Criminal Investigative Service of the Office of the Inspector General of the DoD requesting that the Company produce a variety of documents pertaining to the allowability of certain costs under its contracts with the DoD from October 1, 2003 to the present. The Company is currently unable to predict what the outcome of the investigation will be or the impact, if any, the investigation may have on the Company’s operating results, financial condition, and/or cash flows. The Company intends to cooperate fully with the investigation and is preparing its response to the subpoena.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of November 30, 2009, the aggregate range of these anticipated environmental costs was $222.7 million to $428.9 million and the accrued amount was $222.7 million. See Note 7(d) for a summary of the environmental reserve activity for fiscal 2009. Of these accrued liabilities, approximately 68% relates to the Sacramento, California site and approximately 21% to the Baldwin Park Operable Unit of the San Gabriel Valley, California site. Each of those two sites is discussed below. The balance of the accrued liabilities relates to other sites for which the Company’s obligations are probable and estimable.

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

Until March 2008, the entire southern portion of the site known as Rio Del Oro was under state orders issued in the 1990s from the California Department of Toxic Substances Control (“DTSC”) to investigate and remediate environmental contamination in the soils and the Central Valley RWQCB to investigate and remediate groundwater environmental contamination. On March 14, 2008, the DTSC released all but approximately 400 acres of the Rio Del Oro property from DTSC’s environmental orders regarding soil contamination. Aerojet expects the approximately 400 acres of Rio Del Oro property that remain subject to the DTSC orders to be released once the soil remediation has been completed. The Rio Del Oro property remains subject to the Central Valley RWQCB’s orders to investigate and remediate groundwater environmental contamination emanating offsite from such property. Aerojet leased the Rio Del Oro property to Douglas Aircraft for rocket assembly and testing from 1957 to 1961 and sold approximately 4,000 acres, including the formerly leased portion, to Douglas Aircraft in 1961. Aerojet reacquired the property in 1984 from MDC, the successor to Douglas Aircraft. As a result, the state orders referenced above were issued to both MDC and Aerojet. Aerojet and MDC’s parent, Boeing, have entered into an allocation agreement, some of which is subject to reallocation that establishes lead roles and payment obligations. Aerojet and Boeing are actively remediating soil on portions of the property as well as on-site and off-site groundwater contamination. Following lengthy settlement negotiations, Aerojet and Boeing executed a confidential Partial Settlement and Mutual Release on August 13, 2009 which established final cost allocations with respect to environmental projects associated with the site, and also defined responsibilities with respect to future costs and environmental projects.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

San Gabriel Valley Basin, California Site

Baldwin Park Operable Unit (“BPOU”)

As a result of its former Azusa, California operations, in 1994 Aerojet was named a PRP by the U.S. EPA, primarily due to volatile organic compound (“VOC”) contamination in the area of the San Gabriel Valley Basin superfund site known as the BPOU. Between 1995 and 1997, the U.S. EPA issued Special Notice Letters to Aerojet and eighteen other companies requesting that they implement a groundwater remedy. Subsequently, additional contaminates were identified, namely: perchlorate, NDMA, and 1,4-dioxane. On June 30, 2000, the U.S. EPA issued a UAO ordering the PRPs to implement a remedy consistent with the 1994 record of decision. Aerojet, along with seven other PRPs (“the Cooperating Respondents”) signed a Project Agreement in late March 2002 with the San Gabriel Basin Water Quality Authority, the Main San Gabriel Basin Watermaster, and five water companies. The Project Agreement, which has a term of fifteen years, became effective May 9, 2002. Pursuant to the Project Agreement, the Cooperating Respondents fund through an escrow account: the capital, operational, maintenance, and administrative costs of certain treatment and water distribution facilities to be owned and operated by the water companies. There are also provisions in the Project Agreement for maintaining financial assurance in the form of cash or letters of credit. A significant amount of public funding is available to offset project costs. To date, Congress has appropriated approximately $77 million (so called Title 16 and Dreier funds), a portion of which is potentially available for payment of project costs. Approximately $41 million of the funding has been allocated to costs associated with the Project Agreement and additional funds may follow in later years.

Aerojet and the other Cooperating Respondents entered into an interim allocation agreement that establishes the interim payment obligations of the Cooperating Respondents for the costs incurred pursuant to the Project Agreement. Under the interim allocation, Aerojet is responsible for approximately two-thirds of all project costs, including government oversight costs. All project costs are subject to reallocation among the Cooperating Respondents. The interim allocation agreement expired, but until recently all Cooperating Respondents were paying in accordance with their interim allocations. In July 2008, Fairchild Holding Corporation sued Aerojet and the other Cooperating Respondents in Federal District Court in Los Angeles in the action Fairchild Holding Corp et al v. Aerojet-General Corp, et al SA 08CV 722-ABC claiming that it did not have any liability and that it should recover amounts paid of approximately $2.6 million and should — as between the Cooperating Respondents — have no further obligation to pay project costs. Fairchild stopped making payments to the escrow account under the Project Agreement and claimed that it would not do so in the future unless ordered to do so by a court. Fairchild had been paying approximately 2.5% of the project costs as its allocation until it stopped paying. At the request of one of the Cooperating Respondents, the Court stayed all actions until mid-December 2008 to allow the parties an opportunity to participate in mediation. The mediation occurred in December 2008 and was not successful. Aerojet and the other Cooperating Respondents answered Fairchild’s complaint and many (including Aerojet) filed counterclaims against Fairchild Holding and third-party complaints against entities affiliated with Fairchild. Fairchild subsequently filed a First Amended Complaint adding the third-party affiliated entities as Plaintiffs in the litigation and Aerojet answered and filed counterclaims. To date, no other Cooperating Respondent has filed a claim against any non-Fairchild Cooperating Respondents to seek a reallocation. On March 18th, 2009, Fairchild filed for voluntary chapter 11 bankruptcy reorganization in the District of Delaware and as a result, the Federal District Court in Los Angeles has stayed the Fairchild litigation. In light of Fairchild’s insolvency, the other Cooperating Respondents, including Aerojet, must make up Fairchild’s share of Project costs and its interim share of financial assurances required by the Project Agreement, although the amounts each Cooperating Respondent would be required to fund or pay has not been resolved.

As part of Aerojet’s sale of its Electronics and Information Systems (“EIS”) business to Northrop in October 2001, the U.S. EPA approved a Prospective Purchaser Agreement with Northrop to absolve it of pre-closing liability for contamination caused by the Azusa, California operations, which liability remains with Aerojet. As part of that agreement, the Company agreed to provide a $25 million guarantee of Aerojet’s obligations under the Project Agreement.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On August 29, 2003, the U.S. EPA issued a UAO against Aerojet and approximately 40 other parties requiring them to conduct the remedial design and remedial action in the SEMOU. The impact of the UAO on the recipients is not clear as much of the remedy is already being implemented by the water entities. The cost estimate to implement projects under the UAO prepared by the U.S. EPA and the water entities is approximately $90 million. The Company is working diligently with the U.S. EPA and the other PRPs to resolve this matter and ensure compliance with the UAO. The Company’s share of responsibility has not yet been determined. The status of the negotiations with the U.S. EPA is further described in Note 7(b).

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

Toledo, Ohio Site

In August 2007, the Company, along with numerous other companies, received from the United States Department of Interior Fish and Wildlife Service (“USFWS”) a notice of a Natural Resource Damage (“NRD”) Assessment Plan for the Ottawa River and Northern Maumee Bay. The Company previously manufactured products for the automotive industry at a Toledo, Ohio site, which was adjacent to the Ottawa River. This facility was divested in 1990 and the Company indemnified the buyer for claims and liabilities arising out of certain pre-divestiture environmental matters. A group of PRPs, including GenCorp, was formed to respond to the NRD assessment and to pursue funding from the Great Lakes Legacy Act for primary restoration. The group has undertaken a restoration scoping study. Early data collection indicates that the primary restoration project total cost may be in the range of $47 to $49 million. The group has received a commitment for matching federal funds for the restoration project, which will consist of river dredging and land-filling river sediments. Based on a review of the current facts and circumstances with counsel, management has provided for what is believed to be a reasonable estimate of the loss exposure for this matter. Still unresolved at this time is the actual Natural Resource Damage Assessment itself. It is not possible to predict the outcome or timing of these types of assessments, which are typically lengthy processes lasting several years, or the amounts of or responsibility for these damages.

In 2008, Textileather, Inc. (“Textileather”), the current owner of the former Toledo, Ohio site, filed a lawsuit against the Company claiming, among other things, that the Company failed to indemnify and defend Textileather for certain contractual environmental obligations. A second suit related to past and future RCRA closure costs was filed in late 2009. A trial is scheduled for spring 2010. The Company is vigorously defending against both actions.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

d.	Environmental Reserves and Estimated Recoveries

Reserves

The Company reviews on a quarterly basis estimated future remediation costs that could be incurred over the contractual term or next fifteen years of the expected remediation. The Company has an established practice of estimating environmental remediation costs over a fifteen year period, except for those environmental remediation costs with a specific contractual term. As the period for which estimated environmental remediation costs increases, the reliability of such estimates decrease. These estimates consider the investigative work and analysis of engineers, outside environmental consultants, and the advice of legal staff regarding the status and anticipated results of various administrative and legal proceedings. In most cases, only a range of reasonably possible costs can be estimated. In establishing the Company’s reserves, the most probable estimate is used when determinable; otherwise, the minimum amount is used when no single amount in the range is more probable. Accordingly, such estimates can change as the Company periodically evaluates and revises such estimates as new information becomes available. The Company cannot predict whether new information gained as projects progress will affect the estimated liability accrued. The timing of payment for estimated future environmental costs is influenced by a number of factors such as the regulatory approval process, the time required to design the process, the time to construct the process, and the time required to conduct the remedy itself.

A summary of the Company’s environmental reserve activity is shown below:

			Total
			Environmental
	Aerojet	Other	Reserve
	(In millions)

November 30, 2006	$256.5	$9.5	$266.0
Fiscal 2007 additions	57.9	2.5	60.4
Fiscal 2007 expenditures	(54.9)	(1.5)	(56.4)

November 30, 2007	259.5	10.5	270.0
Fiscal 2008 additions	39.8	5.8	45.6
Fiscal 2008 expenditures	(54.1)	(3.3)	(57.4)

November 30, 2008	245.2	13.0	258.2
Fiscal 2009 additions	19.9	3.6	23.5
Fiscal 2009 expenditures	(54.0)	(5.0)	(59.0)

November 30, 2009	$211.1	$11.6	$222.7

As of November 30, 2009, the Aerojet reserves include $152.5 million for the Sacramento site, $47.8 million for BPOU, and $10.8 million for other Aerojet reserves.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pre-Close Environmental Costs	$20.0
Amount spent through November 30, 2009	(9.5)
Amount included as a component of reserves for environmental remediation costs in the consolidated balance sheet as of November 30, 2009	(0.9)

Remaining Pre-Close Environmental Costs	$9.6

Estimated Recoveries

On January 12, 1999, Aerojet and the U.S. government implemented the October 1997 Agreement in Principle (“Global Settlement”) resolving certain prior environmental and facility disagreements, with retroactive effect to December 1, 1998. Under the Global Settlement, Aerojet and the U.S. government resolved disagreements about an appropriate cost-sharing ratio with respect to the clean up costs of the environmental contamination at the Sacramento and Azusa sites. The Global Settlement provides that the cost-sharing ratio will continue for a number of years. Additionally, in conjunction with the sale of the EIS business in 2001, Aerojet entered into an agreement with Northrop (the “Northrop Agreement”) whereby Aerojet is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement, subject to annual and cumulative limitations. The current annual billing limitations to Northrop is $8.0 million, which is reduced to $6.0 million beginning in fiscal 2011.

Pursuant to the Global Settlement covering environmental costs associated with Aerojet’s Sacramento site and its former Azusa site, the Company can recover up to 88% of its environmental remediation costs for these sites through the establishment of prices for Aerojet’s products and services sold to the U.S. government. Allowable environmental costs are charged to these contracts as the costs are incurred. Aerojet’s mix of contracts can affect the actual reimbursement made by the U.S. government. Because these costs are recovered through forward-pricing arrangements, the ability of Aerojet to continue recovering these costs from the U.S. government depends on Aerojet’s sustained business volume under U.S. government contracts and programs and the relative size of Aerojet’s commercial business. Annually, the Company evaluates Aerojet’s forecasted business volume under U.S. government contracts and programs and the relative size of Aerojet’s commercial business as part of its long-term business review.

Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations, with excess reimbursable amounts carried forward to subsequent periods, and the total reimbursements are limited to a ceiling of $189.7 million over the term of the agreement, which ends in 2028. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through November 30, 2009	(74.2)

Potential future cost reimbursements available	115.5
Receivable from Northrop in excess of the annual limitation included as a component of other noncurrent assets in the Consolidated Balance Sheet as of November 30, 2009	(53.4)
Amounts recoverable from Northrop in future periods included as a component of recoverable from the U.S. government and other third parties for environmental remediation costs in the Consolidated Balance Sheet as of November 30, 2009	(55.7)

Potential future recoverable amounts available under the Northrop Agreement	$6.4

The Company believes it may reach the cumulative limitation under the Northrop Agreement within the next twelve (12) months. While the Company is seeking an arrangement with the U.S. government to recover

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

environmental expenditures in excess of the current reimbursement ceiling identified in the Northrop Agreement, there can be no assurances that such a recovery will be obtained, or if not obtained, that such unreimbursed environmental expenditures will not have a materially adverse effect on the Company’s operating results, financial condition, and/or cash flows.

Environmental reserves and estimated recoveries impact to Statements of Operations

The expenses and benefits associated with adjustments to the environmental reserves are recorded as a component of other expense (income), net in the consolidated statements of operations. Summarized financial information for the impact of environmental reserves and recoveries to the consolidated statements of operations is set forth below:

			Total
			Estimated
	Estimated	Estimated	Recoverable	Charge to	Total
	Recoverable	Recoverable	Amounts Under	Consolidated	Environmental
	Amounts from	Amounts from	U.S. Government	Statement of	Reserve
	Northrop	U.S. Government	Contracts	Operations	Additions
	(In millions)

Fiscal 2009	$4.8	$14.6	$19.4	$4.1	$23.5
Fiscal 2008	9.7	25.2	34.9	10.7	45.6
Fiscal 2007(1)	12.0	46.3	58.3	2.1	60.4

(1)	In fiscal 2007, the net charge of $2.1 million includes a benefit of $8.6 million due to changes in the forecasted commercial business base.

e.	Arrangements with Off-Balance Sheet Risk

As of November 30, 2009, arrangements with off-balance sheet risk consisted of:

— $85.3 million in outstanding commercial letters of credit expiring within the next twelve months, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

— Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to U.S. government agencies for environmental remediation activities.

— Up to $1.5 million of reimbursements to Granite Construction Company (“Granite”) if the Company requests Granite to cease mining operations on certain portions of the Sacramento Land.

— Guarantees, jointly and severally, by the Company’s material domestic subsidiaries of its obligations under its Senior Credit Facility and its 9 1/2% Notes.

In addition to the items discussed above, the Company will from time to time enter into certain types of contracts that require us to indemnify parties against potential third-party and other claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnification to purchasers of its businesses or assets including, for example, claims arising from the operation of the businesses prior to disposition, liability to investigate and remediate environmental contamination existing prior to disposition; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for claims arising from the use of the applicable premises; and (iii) certain agreements with officers and directors, under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Redeemable Common Stock

The Company inadvertently failed to register with the SEC the issuance of certain of its common shares in its defined contribution 401(k) employee benefit plan (the “Plan”). As a result, certain Plan participants who purchased such securities pursuant to the Plan may have the right to rescind certain of their purchases for consideration equal to the purchase price paid for the securities (or if such security has been sold, to receive consideration with respect to any loss incurred on such sale) plus interest from the date of purchase. As of November 30, 2009 and 2008, the Company has classified 0.6 million and 0.8 million shares, respectively, as redeemable common stock because the redemption features are not within the control of the Company. The Company may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares. These shares have always been treated as outstanding for financial reporting purposes. In June 2008, the Company filed a registration statement on Form S-8 to register future transactions in the GenCorp Stock Fund in the Plan. The Company intends to make a registered rescission offer to eligible plan participants which will require an amendment to the Company’s Senior Credit Facility. The Company is seeking an amendment to the Senior Credit Facility. During fiscal 2009 and 2008, the Company recorded a charge of $1.3 million and $1.7 million, respectively, for realized losses and interest associated with this matter.

9.	Shareholders’ Deficit

a.	Preference Stock

As of November 30, 2009 and 2008, 15.0 million shares of preferred stock were authorized and none were issued or outstanding.

b.	Common Stock

As of November 30, 2009, the Company had 150.0 million authorized shares of common stock, par value $0.10 per share, of which 57.9 million shares were issued and outstanding, and 24.7 million shares were reserved for future issuance for discretionary payments of the Company’s portion of retirement savings plan contributions, exercise of stock options (ten year contractual life) and restricted stock (no maximum contractual life), payment of awards under stock-based compensation plans, and conversion of the Company’s Notes. See Note 8 for information about the Company’s redeemable common stock.

c.	Stock-based Compensation

Total stock-based compensation expense by type of award was as follows:

	Year Ended
	2009	2008	2007
	(In millions)

Stock appreciation rights (“SARS”)	$2.8	$(1.4)	$0.5
Restricted stock, service-based	0.1	0.7	0.3
Restricted stock, performance-based	—	0.9	0.7

Total stock-based compensation expense	$2.9	$0.2	$1.5

The Company recorded an unusual charge of $2.4 million in the second quarter of fiscal 2008 related to the accelerated vesting of outstanding stock-based payment awards as a result of the Shareholder Agreement (see Note 13).

Stock Appreciation Rights:  As of November 30, 2009, a total of 1,054,158 SARS was outstanding under the 1999 Equity and Performance Incentive Plan (“1999 Plan”) and 2009 Equity and Performance Incentive Plan (“2009 Plan”). SARS granted to employees are generally exercisable in one-third increments at one year, two years,

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and three years from the date of grant and have a ten year contractual life under the 1999 Plan and a seven year contractual life under the 2009 Plan. SARS granted to directors of the Company typically vest over a one year service period (half after six months and half after one year) and have a ten year contractual life under the 1999 Plan and a seven year contractual life under the 2009 Plan. These awards are similar to the Company’s employee stock options, but are settled in cash rather than in shares of common stock, and are classified as liability awards. Compensation cost for these awards is determined using a fair-value method and remeasured at each reporting date until the date of settlement. Stock-based compensation expense recognized is based on SARS ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.

A summary of the status of the Company’s SARS as of November 30, 2009 and changes during fiscal 2009 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	SARS	Exercise	Contractual	Value
	(000s)	Price	Life (years)	(In millions)

Outstanding at November 30, 2008	936	$15.76
Granted	162	4.09
Canceled	(44)	15.89

Outstanding at November 30, 2009	1,054	$13.03	7.0	$0.7

Exercisable at November 30, 2009	909	$14.40	6.9	$0.2

Expected to vest at November 30, 2009	143	$4.39	7.9	$0.5

The weighted average grant date fair value for SARS granted in fiscal 2009, 2008, and 2007 was $3.85, $5.20, and $7.57, respectively. None of the SARS were exercised in fiscal 2009, 2008, and 2007. As of November 30, 2009, there was $0.7 million of total stock-based compensation related to nonvested SARS. That cost is expected to be recognized over an estimated weighted-average amortization period of eleven (11) months.

Restricted Stock, service-based:  As of November 30, 2009, a total of 29,625 shares of service-based restricted stock was outstanding which vest based on years of service under the 1999 Plan and 2009 Plan. Restricted shares are granted to key employees and directors of the Company. The fair value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of award and is being amortized on a straight line basis over the service period. Stock-based compensation expense recognized is based on service-based restricted stock ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.

The following is summary of the status of the Company’s service-based restricted stock as of November 30, 2009 and changes during fiscal 2009:

	Service
	Based	Weighted
	Restricted	Average
	Stock	Grant Date
	(000s)	Fair Value

Outstanding at November 30, 2008	16	$10.51
Granted	14	2.39

Outstanding and expected to vest at November 30, 2009	30	$6.55

As of November 30, 2009, there was $0.1 million of total stock-based compensation related to nonvested service-based restricted stock. That cost is expected to be recognized over an estimated weighted-average amortization period of twenty (20) months. The intrinsic value of the service-based restricted stock outstanding and expected to vest at November 30, 2009 was $0.2 million. Additionally, the intrinsic value of the service-based

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restricted stock vested during fiscal 2008 and 2007 was $1.1 million and $0.1 million, respectively. The weighted average grant date fair values for service-based restricted stock granted in fiscal 2008 and 2007 was $10.84 and $13.66, respectively.

Restricted Stock, performance-based:  As of November 30, 2009, a total of 137,334 shares of performance-based restricted shares was outstanding under the 1999 Plan and 2009 Plan. The performance-based restricted stock vest if the Company meets various operations and earnings targets set by the Organization & Compensation Committee of the Board. The fair value of the performance-based restricted stock awards was based on the closing market price of the Company’s common stock on the date of award and is being amortized over the estimated service period to achieve the operations and earnings targets. If certain operations and earnings targets are exceeded, additional restricted stock may be required to be granted to individuals up to a maximum additional grant of 25% of the initial grant. Stock-based compensation expense recognized for all years presented is based on performance-based restricted stock ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.

The following is a summary of the status of the Company’s performance-based restricted stock as of November 30, 2009 and changes during fiscal 2009:

	Performance
	Based	Weighted
	Restricted	Average
	Stock	Grant Date
	(000s)	Fair Value

Outstanding at November 30, 2008	—	$—
Granted	137	4.54

Outstanding at November 30, 2009	137	$4.54

Expected to vest at November 30, 2009	62	$4.54

As of November 30, 2009, there was $0.6 million of total stock-based compensation related to nonvested performance-based restricted stock. That cost is expected to be recognized over an estimated weighted-average amortization period of twenty-seven (27) months. The intrinsic value of the performance-based restricted stock outstanding and expected to vest at November 30, 2009 was $1.1 million and $0.5 million, respectively. The intrinsic value of the performance-based restricted stock vested during fiscal 2008 and 2007 was $1.4 million and $0.6 million, respectively. The weighted average grant date fair value for performance-based restricted stock granted in fiscal 2007 was $13.73.

Stock Options:  As of November 30, 2009, a total of 1,290,859 stock options was outstanding under the 1999 Plan and 2009 Plan. The 2009 stock option grants are performance-based and vest if the Company meets various operations and earnings targets set by the Organization & Compensation Committee of the Board. The fair value is being amortized over the estimated service period to achieve the operations and earnings targets. If certain operations and earnings targets are exceeded, additional stock options may be required to be granted to individuals up to a maximum additional grant of 25% of the initial grant.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s stock options as of November 30, 2009 and changes during fiscal 2009 is presented below:

			Weighted
		Weighted	Average
	Stock	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(000s)	Price	Life	(In millions)

Outstanding at November 30, 2008	1,326	$10.11
Granted	196	4.54
Canceled	(231)	10.03

Outstanding at November 30, 2009	1,291	$9.28	3.0	$0.6

Exercisable at November 30, 2009	1,095	$10.13	1.8	$—

Expected to vest at November 30, 2009	88	$4.54	9.7	$0.3

As of November 30, 2009, there was $0.5 million of total stock-based compensation related to stock options. That cost is expected to be recognized over an estimated weighted-average amortization period of twenty-seven (27) months. The total intrinsic value of options exercised during fiscal 2007 was $0.2 million. The weighted average grant date fair value for stock options granted in fiscal 2009 was $2.77.

The following table summarizes the range of exercise prices and weighted-average exercise prices for options outstanding as of November 30, 2009 under the Company’s stock option plans:

		Outstanding
Year in				Weighted
Which Stock		Stock	Weighted	Average
Options		Options	Average	Remaining
Were	Range of Exercise	Outstanding	Exercise	Contractual
Granted	Prices	(000s)	Price	Life (years)

2000	$ 8.19 – $10.13	261	$9.49	0.1
2001	$10.44 – $12.30	322	$10.85	1.2
2002	$ 9.77 – $15.43	201	$12.62	2.5
2003	$ 6.53 – $ 9.29	282	$8.04	3.3
2004	$10.92	29	$10.92	4.2
2009	$ 4.54	196	$4.54	9.7

		1,291

Valuation Assumptions

The fair value of the stock options granted during fiscal 2009 were estimated using a Black-Scholes Model with the following weighted average assumptions:

Expected life (in years)	8.0
Volatility	53.93%
Risk-free interest rate	3.24%
Dividend yield	0.00%

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of SARS were estimated using a Black-Scholes Model with the following weighted average assumptions:

	Year Ended
	2009	2008	2007

Expected life (in years)	6.1	5.9	5.7
Volatility	58.83%	43.25%	34.96%
Risk-free interest rate	2.47%	2.44%	3.56%
Dividend yield	0.00%	0.00%	0.00%

Expected Term:  The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules.

Expected Volatility:  The fair value of stock-based payments were valued using the Black-Scholes Model with a volatility factor based on the Company’s historical stock prices. The range of expected volatility used in the Black-Scholes Model was 54% to 71% in fiscal 2009.

Expected Dividend:  The Black-Scholes Model requires a single expected dividend yield as an input. The Senior Credit Facility and 9 1/2% Notes restrict the payment of dividends and the Company does not anticipate paying cash dividends in the foreseeable future.

Risk-Free Interest Rate:  The Company bases the risk-free interest rate used in the Black-Scholes Model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The range of risk-free interest rates used in the Black-Scholes Model was 1.24% to 3.80% in fiscal 2009.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected financial information for each reportable segment is as follows:

	Year Ended
	2009	2008	2007
	(In millions)

Net Sales:
Aerospace and Defense	$787.2	$725.5	$739.1
Real Estate	8.2	16.8	6.3

Total	$795.4	$742.3	$745.4

Segment Performance:
Aerospace and Defense	$84.4	$78.0	$84.8
Environmental remediation provision adjustments	(0.7)	(5.0)	0.4
Retirement benefit plan income (expense)	7.9	(15.7)	(23.8)
Unusual items (see Note 13)	(1.3)	(16.5)	(0.1)

Aerospace and Defense Total	90.3	40.8	61.3

Real Estate	4.4	10.3	3.5

Total	$94.7	$51.1	$64.8

Reconciliation of segment performance to income from continuing operations before income taxes:
Segment Performance	$94.7	$51.1	$64.8
Interest expense	(25.9)	(27.7)	(28.6)
Interest income	1.9	4.2	4.9
Corporate retirement benefit plan income	4.0	7.7	2.2
Corporate and other expenses	(23.0)	(16.2)	(19.7)
Corporate unusual items (see Note 13)	(3.3)	(16.6)	(0.6)

Income from continuing operations before income taxes	$48.4	$2.5	$23.0

Aerospace and Defense	$14.3	$21.3	$20.3
Real Estate	—	—	1.5
Corporate	—	—	—

Capital Expenditures	$14.3	$21.3	$21.8

Aerospace and Defense	$25.1	$24.7	$25.4
Real Estate	0.6	0.8	0.9
Corporate	5.6	2.8	2.1

Depreciation and Amortization	$31.3	$28.3	$28.4

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of November 30,
	2009	2008
	(In millions)

Aerospace and Defense	$663.0	$709.3
Real Estate	70.9	62.6

Identifiable assets	733.9	771.9
Corporate	201.8	233.7
Discontinued operations	—	0.1

Assets	$935.7	$1,005.7

The Company’s continuing operations are located in the United States. Inter-area sales are not significant to the total sales of any geographic area. Unusual items included in segment performance pertained only to the United States.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In millions, except per share amounts)

2009
Net sales	$170.9	$183.0	$201.4	$240.1
Cost of sales (exclusive of items shown separately on Statement of Operations on page 56)	148.9	152.7	172.2	200.2
Unusual items	2.2	0.4	1.8	0.2
Income from continuing operations before income taxes	4.5	13.9	11.9	18.1
Income from continuing operations	25.0	12.4	12.6	16.0
Loss from discontinued operations, net of income taxes	(3.8)	(1.4)	(0.5)	(1.0)
Net income	21.2	11.0	12.1	15.0
Basic income per share from continuing operations	0.43	0.21	0.21	0.27
Basic loss per share from discontinued operations, net of income taxes	(0.07)	(0.02)	(0.01)	(0.01)
Basic net income per share	0.36	0.19	0.20	0.26
Diluted income per share from continuing operations	0.40	0.20	0.21	0.25
Diluted loss per share from discontinued operations, net of income taxes	(0.06)	(0.02)	(0.01)	(0.01)
Diluted net income per share	$0.34	$0.18	$0.20	$0.24

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In millions, except per share amounts)

2008
Net sales	$176.6	$194.7	$172.5	$198.5
Cost of sales (exclusive of items shown separately on Statement of Operations on page 56)	158.8	161.7	153.2	171.7
Unusual items	1.1	13.8	1.0	17.2
Income (loss) from continuing operations before income taxes	3.1	6.5	(1.9)	(5.2)
Income (loss) from continuing operations	3.3	6.9	(2.9)	(5.7)
(Loss) income from discontinued operations, net of income taxes	(0.3)	—	0.2	—
Net income (loss)	3.0	6.9	(2.7)	(5.7)
Basic and diluted income (loss) per share from continuing operations	0.06	0.12	(0.05)	(0.10)
Basic and diluted loss per share from discontinued operations, net of income taxes	(0.01)	—	—	—
Basic and diluted net income (loss) per share	$0.05	$0.12	$(0.05)	$(0.10)

12.	Discontinued Operations

During the first quarter of fiscal 2007, the Company entered into an earn-out and seller note repayment agreement (“Repayment Agreement”) related to the sale of the Fine Chemicals business to American Pacific Corporation (“AMPAC”) under which AMPAC was required to pay $29.7 million in consideration for the early retirement of a seller note (including interest due thereunder), the full payment of the earn-out amount and the release of the Company from certain liabilities. Accordingly, during the first quarter of fiscal 2007, the Company recorded a gain from discontinued operations of $31.2 million as a result of receiving $29.7 million of cash from AMPAC and being released from certain liabilities in accordance with the Repayment Agreement. For operating segment reporting, the Fine Chemicals business was previously reported as a separate operating segment.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 2003, the Company announced the closing of a GDX manufacturing facility in Chartres, France owned by Snappon SA, a subsidiary of the Company. The decision resulted primarily from declining sales volumes with French automobile manufacturers. In June 2004, the Company completed the legal process for closing the facility and establishing a social plan. In fiscal 2004, an expense of approximately $14.0 million related to employee social costs was recorded. An expense of $1.0 million was recorded during fiscal 2005 primarily related to employee social costs that became estimable in fiscal 2005. During fiscal 2009, Snappon SA had legal judgments rendered against it under French law, aggregating €2.9 million plus interest (approximately $4.1 million) related to wrongful discharge claims by certain former employees of Snappon SA. During the second quarter of fiscal 2009, Snappon SA filed for declaration of suspensions of payments with the clerk’s office of the Paris Commercial Court (see Note 7(b)).

Summarized financial information for discontinued operations is set forth below:

	Year Ended
	2009	2008	2007
	(In millions)

Net sales	$—	$—	$—
(Loss) income before income taxes	(6.7)	(0.2)	28.9
Income tax (benefit) provision	—	(0.1)	1.0
(Loss) income from discontinued operations	(6.7)	(0.1)	27.9

As of November 30, 2008, the components of assets and liabilities of discontinued operations in the consolidated balance sheets are as follows:

November 30,
2008
(In millions)

Assets of discontinued operations, consisting of other assets	$0.1

Accounts payable	$0.3
Other liabilities	0.7

Liabilities of discontinued operations	$1.0

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Unusual Items

Charges and gains associated with unusual items are summarized as follows:

	Year Ended
	2009	2008	2007
	(In millions)

Aerospace and Defense:
Legal settlements and estimated loss on legal matters	$1.3	$2.9	$3.8
Customer reimbursements of tax recoveries	—	—	2.3
Defined benefit pension plan amendment	—	13.6	—
Gain on recoveries	—	—	(6.0)

Aerospace and defense unusual items	1.3	16.5	0.1

Corporate:
Executive severance agreements	3.1	—	—
Loss on extinguishment of debt	0.2	—	0.6
Gain on settlement	—	(1.2)	—
Defined benefit pension plan amendment	—	1.0	—
Shareholder agreement and related costs	—	16.8	—

Corporate unusual items	3.3	16.6	0.6

Total unusual items	$4.6	$33.1	$0.7

In fiscal 2009, the Company recorded a charge of $1.3 million for realized losses and interest associated with its failure to register with the SEC the issuance of certain of the Company’s common shares under its defined contribution 401(k) employee benefit plan. During fiscal 2009, the Company also incurred a charge of $3.1 million associated with executive severance agreements. Additionally, the Company recorded costs of $0.2 million related to a bank amendment.

On November 25, 2008, the Company decided to amend the defined benefit pension and benefits restoration plans to freeze future accruals under such plans. Effective February 1, 2009 and July 31, 2009, future benefit accruals for all current salaried employees and collective bargaining unit employees were discontinued, respectively. No employees lost their previously earned pension benefits. As a result of the amendment and freeze, the Company incurred a curtailment charge of $14.6 million in the fourth quarter of fiscal 2008 primarily due to the immediate recognition of unrecognized prior service costs.

On March 5, 2008, the Company entered the Shareholder Agreement with respect to the election of Directors for the 2008 Annual Meeting and certain other related matters which resulted in a charge of $16.8 million in fiscal 2008 comprised of the following (in millions):

Increases in pension benefits primarily for certain of the Company’s officers	$5.3
Executive severance charges	7.1
Accelerated vesting of stock appreciation rights	1.1
Accelerated vesting of restricted stock, service-based	0.6
Accelerated vesting of restricted stock, performance-based	0.7
Professional fees and other	2.0

$16.8

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the Shareholder Agreement, the executive severance agreements required the Company to fund into a grantor trust on March 12, 2008, an amount equal to $34.8 million, which represents liabilities associated with the BRP and amounts payable to certain officers of the Company party to executive severance agreements in the event of qualifying terminations of employment following a change in control (as defined in the BRP and the executive severance agreements) of the Company. In addition, as a result of the resignation of three additional Board members on May 16, 2008, the Company was required to fund $0.4 million into a grantor trust on May 22, 2008, which primarily represents the amount payable to an officer party to an executive severance agreement in the event of a qualifying termination of employment.

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

In fiscal 2007, the Company recorded an expense of $3.8 million related to estimated costs associated with environmental toxic tort legal matters. The Company recorded an expense of $2.3 million for tax refunds that were repaid to the Company’s defense customers. The Company also recorded an unusual gain of $6.0 million related to an adjustment of reserves for the allocation of pension benefit costs to U.S. government contracts. The Company incurred a charge of $0.6 million associated with the replacement of the previous credit facility.

14.	Condensed Consolidating Financial Information

The Company is providing condensed consolidating financial information for its material domestic subsidiaries that have guaranteed the 9 1/2% Notes, and for those subsidiaries that have not guaranteed the 9 1/2% Notes. These 100% owned subsidiary guarantors have, jointly and severally, fully and unconditionally guaranteed the 9 1/2% Notes. The subsidiary guarantees are senior subordinated obligations of each subsidiary guarantor and rank (i) junior in right of payment with all senior indebtedness, (ii) equal in right of payment with all senior subordinated indebtedness, and (iii) senior in right of payment to all subordinated indebtedness, in each case, of that subsidiary guarantor. The subsidiary guarantees will also be effectively subordinated to any collateralized indebtedness of the subsidiary guarantor with respect to the assets collateralizing that indebtedness. Absent both default and notice as specified in the Company’s Senior Credit Facility and agreements governing the Company’s outstanding convertible notes and the 9 1/2% Notes, there are no restrictions on the Company’s ability to obtain funds from its 100% owned subsidiary guarantors by dividend or loan.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations

		Guarantor	Non-guarantor
November 30, 2009 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$795.4	$—	$—	$795.4
Cost of sales (exclusive of items shown separately below)	—	674.0	—	—	674.0
Selling, general and administrative	(2.2)	12.4	—	—	10.2
Depreciation and amortization	5.5	25.8	—	—	31.3
Interest expense	20.4	5.5	—	—	25.9
Other, net	7.2	(1.6)	—	—	5.6

(Loss) income from continuing operations before income taxes	(30.9)	79.3	—	—	48.4
Income tax (benefit) provision	(63.0)	45.4	—	—	(17.6)

Income from continuing operations	32.1	33.9	—	—	66.0
Loss from discontinued operations	(2.9)	—	(3.8)	—	(6.7)

Income (loss) before equity earnings (losses) of subsidiaries	29.2	33.9	(3.8)	—	59.3
Equity earnings (losses) of subsidiaries	30.1	—	—	(30.1)	—

Net income (loss)	$59.3	$33.9	$(3.8)	$(30.1)	$59.3

		Guarantor	Non-guarantor
November 30, 2008 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$742.3	$—	$—	$742.3
Cost of sales (exclusive of items shown separately below)	—	645.4	—	—	645.4
Selling, general and administrative	(19.8)	21.7	—	—	1.9
Depreciation and amortization	2.8	25.5	—	—	28.3
Interest expense	22.2	5.5	—	—	27.7
Other, net	18.7	17.8	—	—	36.5

(Loss) income from continuing operations before income taxes	(23.9)	26.4	—	—	2.5
Income tax (benefit) provision	(8.6)	9.5	—	—	0.9

(Loss) income from continuing operations	(15.3)	16.9	—	—	1.6
Income (loss) from discontinued operations	0.2	—	(0.3)	—	(0.1)

(Loss) income before equity earnings (losses) of subsidiaries	(15.1)	16.9	(0.3)	—	1.5
Equity earnings (losses) of subsidiaries	16.6	—	—	(16.6)	—

Net income (loss)	$1.5	$16.9	$(0.3)	$(16.6)	$1.5

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Guarantor	Non-guarantor
November 30, 2007 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$745.4	$—	$—	$745.4
Cost of sales (exclusive of items shown separately below)	—	657.8	—	—	657.8
Selling, general and administrative	1.4	13.0	—	—	14.4
Depreciation and amortization	2.1	26.3	—	—	28.4
Interest expense	24.7	3.9	—	—	28.6
Other, net	(1.9)	(4.9)	—	—	(6.8)

(Loss) income from continuing operations before income taxes	(26.3)	49.3	—	—	23.0
Income tax (benefit) provision	(25.2)	7.1	—	—	(18.1)

(Loss) income from continuing operations	(1.1)	42.2	—	—	41.1
Income (loss) from discontinued operations	28.8	—	(0.9)	—	27.9

Income (loss) before equity earnings (losses) of subsidiaries	27.7	42.2	(0.9)	—	69.0
Equity earnings (losses) of subsidiaries	41.3	—	—	(41.3)	—

Net income (loss)	$69.0	$42.2	$(0.9)	$(41.3)	$69.0

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets

		Guarantor	Non-guarantor
November 30, 2009 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$166.0	$(39.8)	$0.1	$—	$126.3
Accounts receivable	—	116.3	—	—	116.3
Inventories	—	61.8	—	—	61.8
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	0.1	30.5	—	—	30.6
Grantor trust	1.5	0.9	—	—	2.4
Other receivables, prepaid expenses and other	12.7	20.1	—	—	32.8
Income taxes	43.2	(40.8)	—	—	2.4

Total current assets	223.5	149.0	0.1	—	372.6
Property, plant and equipment, net	0.4	129.5	—	—	129.9
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	0.2	154.1	—	—	154.3
Grantor trust	11.6	6.2	—	—	17.8
Goodwill	—	94.9	—	—	94.9
Intercompany (payable) receivable, net	(77.4)	97.1	(19.7)	—	—
Other noncurrent assets and intangibles, net	117.7	159.3	9.9	(120.7)	166.2

Total assets	$276.0	$790.1	$(9.7)	$(120.7)	$935.7

Short-term borrowings and current portion of long-term debt	$17.8	$—	$—	$—	$17.8
Accounts payable	0.4	18.0	—	—	18.4
Reserves for environmental remediation costs	7.2	37.3	—	—	44.5
Other current liabilities, advance payments on contracts, and postretirement medical and life insurance benefits	38.9	141.8	—	—	180.7

Total current liabilities	64.3	197.1	—	—	261.4
Long-term debt	420.8	—	—	—	420.8
Reserves for environmental remediation costs	4.4	173.8	—	—	178.2
Pension benefits	22.1	202.9	—	—	225.0
Other noncurrent liabilities	53.5	85.9	—	—	139.4

Total liabilities	565.1	659.7	—	—	1,224.8
Commitments and contingencies (Note 7)
Redeemable common stock (Note 8)	6.0	—	—	—	6.0
Total shareholders’ (deficit) equity	(295.1)	130.4	(9.7)	(120.7)	(295.1)

Total liabilities, redeemable common stock, and shareholders’ equity (deficit)	$276.0	$790.1	$(9.7)	$(120.7)	$935.7

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Guarantor	Non-guarantor
November 30, 2008 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$103.7	$(11.2)	$0.2	$—	$92.7
Accounts receivable	—	97.3	—	—	97.3
Inventories	—	70.4	—	—	70.4
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	43.7	—	—	43.7
Grantor trust	1.3	0.3	—	—	1.6
Other receivables, prepaid expenses and other	8.3	9.3	—	—	17.6
Income taxes	11.5	(0.9)	—	—	10.6
Assets of discontinued operations	—	—	0.1	—	0.1

Total current assets	124.8	208.9	0.3	—	334.0
Property, plant and equipment, net	0.4	137.5	—	—	137.9
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	—	169.8	—	—	169.8
Prepaid pension asset	76.8	(0.3)	—	—	76.5
Grantor trust	19.8	9.5	—	—	29.3
Goodwill	—	94.9	—	—	94.9
Intercompany (payable) receivable, net	(14.5)	29.6	(15.1)	—	—
Other noncurrent assets and intangibles, net	309.8	150.5	9.9	(306.9)	163.3

Total assets	$517.1	$800.4	$(4.9)	$(306.9)	$1,005.7

Short-term borrowings and current portion of long-term debt	$1.4	$0.6	$—	$—	$2.0
Accounts payable	0.7	32.0	—	—	32.7
Reserves for environmental remediation costs	6.4	58.8	—	—	65.2
Other current liabilities, advance payments on contracts, and postretirement medical and life insurance benefits	28.9	118.6	—	—	147.5
Liabilities of discontinued operations	—	—	1.0	—	1.0

Total current liabilities	37.4	210.0	1.0	—	248.4
Long-term debt	438.6	—	—	—	438.6
Reserves for environmental remediation costs	6.6	186.4	—	—	193.0
Other noncurrent liabilities	62.0	91.2	—	—	153.2

Total liabilities	544.6	487.6	1.0	—	1,033.2
Commitments and contingencies (Note 7)
Redeemable common stock (Note 8)	7.6	—	—	—	7.6
Total shareholders’ (deficit) equity	(35.1)	312.8	(5.9)	(306.9)	(35.1)

Total liabilities, redeemable common stock, and shareholders’ equity (deficit)	$517.1	$800.4	$(4.9)	$(306.9)	$1,005.7

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows

		Guarantor	Non-guarantor
November 30, 2009 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(0.2)	$55.3	$(4.8)	$—	$50.3
Net transfers from (to) parent	64.3	(69.0)	4.7	—	—

Net cash (used in) provided by operating activities	64.1	(13.7)	(0.1)	—	50.3

Cash flows from investing activities:
Capital expenditures	—	(14.3)	—	—	(14.3)

Net cash used in investing activities	—	(14.3)	—	—	(14.3)
Cash flows from financing activities:
Repayments on debt	(1.4)	(0.6)	—	—	(2.0)
Other financing activities	(0.4)	—	—	—	(0.4)

Net cash used in financing activities	(1.8)	(0.6)	—	—	(2.4)

Net increase (decrease) in cash and cash equivalents	62.3	(28.6)	(0.1)	—	33.6
Cash and cash equivalents at beginning of year	103.7	(11.2)	0.2	—	92.7

Cash and cash equivalents at end of year	$166.0	$(39.8)	$0.1	$—	$126.3

		Guarantor	Non-guarantor
November 30, 2008 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(36.1)	$63.7	$0.4	$—	$28.0
Net transfers from (to) parent	47.7	(46.9)	(0.8)	—	—

Net cash (used in) provided by operating activities	11.6	16.8	(0.4)	—	28.0

Cash flows from investing activities:
Capital expenditures	—	(21.3)	—	—	(21.3)

Net cash used in investing activities	—	(21.3)	—	—	(21.3)
Cash flows from financing activities:
Repayments on debt	(6.3)	—	—	—	(6.3)

Net cash used in financing activities	(6.3)	—	—	—	(6.3)

Net increase (decrease) in cash and cash equivalents	5.3	(4.5)	(0.4)	—	0.4
Cash and cash equivalents at beginning of year	98.4	(6.7)	0.6	—	92.3

Cash and cash equivalents at end of year	$103.7	$(11.2)	$0.2	$—	$92.7

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Guarantor	Non-guarantor
November 30, 2007 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(4.8)	$30.0	$(1.4)	$—	$23.8
Net transfers from (to) parent	3.6	(5.1)	1.5	—	—

Net cash (used in) provided by operating activities	(1.2)	24.9	0.1	—	23.8

Cash flows from investing activities:
Capital expenditures	—	(21.8)	—	—	(21.8)
Proceeds from business disposition	29.7	—	—	—	29.7
Other investing activities	19.8	—	—	—	19.8

Net cash provided by (used in) investing activities	49.5	(21.8)	—	—	27.7
Cash flows from financing activities:
Repayments on debt, net	(20.8)	—	—	—	(20.8)
Other financing activities	0.4	—	—	—	0.4

Net cash used in financing activities	(20.4)	—	—	—	(20.4)

Net increase in cash and cash equivalents	27.9	3.1	0.1	—	31.1
Cash and cash equivalents at beginning of year	70.5	(9.8)	0.5	—	61.2

Cash and cash equivalents at end of year	$98.4	$(6.7)	$0.6	$—	$92.3

15.	Subsequent Events

In December 2009, the Company issued $200.0 million in aggregate principal amount of 4.0625% Convertible Subordinated Debentures (“4 1/16% Debentures”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The 4 1/16% Debentures mature on December 31, 2039. Interest on the 4 1/16% Debentures accrues at 4.0625% per annum and is payable semiannually in arrears on June 30 and December 31 of each year, beginning June 30, 2010 (or if any such day is not a business day, payable on the following business day), and the Company may elect to pay interest in cash or, generally on any interest payment that is at least one year after the original issuance date of the 4 1/16% Debentures, in shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s option. The valuation methodology the Company will use in determining the value of any shares to be so delivered is discussed in the indenture governing the 4 1/16% Debentures.

The 4 1/16% Debentures are general unsecured obligations and rank equal in right of payment to all of the Company’s other existing and future unsecured subordinated indebtedness, including the 4% Notes and 2 1/4% Debentures. The 4 1/16% Debentures rank junior in right of payment to all of the Company’s existing and future senior indebtedness, including all of its obligations under its Senior Credit Facility and all of its existing and future senior subordinated indebtedness, including the Company’s outstanding 9 1/2% Notes. In addition, the 4 1/16% Debentures are effectively subordinated to any of the Company’s collateralized debt and to any and all debt and liabilities, including trade debt of its subsidiaries.

Each holder of the 4 1/16% Debentures may convert their 4 1/16% Debentures into shares of the Company’s common stock at a conversion rate of 111.0926 shares per $1,000 principal amount, representing a conversion price of approximately $9.00 per share, subject to adjustment. In addition, if the holders elect to convert their 4 1/16% Debentures in connection with the occurrence of certain fundamental changes, the holders will be entitled to receive additional shares of common stock upon conversion in some circumstances. Upon any conversion of the 4 1/16% Debentures, subject to certain exceptions, the holders will not receive any cash payment representing accrued and unpaid interest.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company may at any time redeem any 4 1/16% Debentures for cash (except as described below with respect to any make-whole premium that may be payable) if the last reported sale price of the Company’s common stock has been at least 150% of the conversion price then in effect for at least twenty (20) trading days during any thirty (30) consecutive trading day period ending within five (5) trading days prior to the date on which the Company provides the notice of redemption.

The Company may redeem the 4 1/16% Debentures either in whole or in part at a redemption price equal to (i) 100% of the principal amount of the 4 1/16% Debentures to be redeemed, plus (ii) accrued and unpaid interest, if any, up to, but excluding, the redemption date, plus (iii) if the Company redeems the 4 1/16% Debentures prior to December 31, 2014, a “make-whole premium” equal to the present value of the remaining scheduled payments of interest that would have been made on the 4 1/16% Debentures to be redeemed had such 4 1/16% Debentures remained outstanding from the redemption date to December 31, 2014. Any make-whole premium is payable in cash, shares of the Company’s common stock or a combination of cash and shares, at the Company’s option, subject to certain conditions.

Each holder may require the Company to repurchase all or part of their 4 1/16% Debentures on December 31, 2014, 2019, 2024, 2029 and 2034 (each, an “optional repurchase date”) at an optional repurchase price equal to (1) 100% of their principal amount plus (2) accrued and unpaid interest, if any, up to, but excluding, the date of repurchase. The Company may elect to pay the optional repurchase price in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option, subject to certain conditions.

If a fundamental change, as described in the indenture governing the 4 1/16% Debentures, occurs prior to maturity, each holder will have the right to require the Company to purchase all or part of their 4 1/16% Debentures for cash at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date.

If the Company delivers shares of its common stock as all or part of any interest payment, any make-whole premium or any optional repurchase price, such shares will be valued at the product of (x) the price per share of the Company’s common stock determined during: (i) in the case of any interest payment, the twenty (20) consecutive trading days ending on the second trading day immediately preceding the record date for such interest payment; (ii) in the case of any make-whole premium payable as part of the redemption price, the twenty (20) consecutive trading days ending on the second trading day immediately preceding the redemption date; and (iii) in the case of any optional repurchase price, the forty (40) consecutive trading days ending on the second trading day immediately preceding the optional repurchase date; (in each case, the “averaging period” with respect to such date) using the sum of the daily price fractions (where “daily price fraction” means, for each trading day during the relevant averaging period, 5% in the case of any interest payment or any make-whole premium or 2.5% in the case of any optional repurchase, multiplied by the daily VWAP (VWAP as defined by the indenture), per share of the Company’s common stock for such day), multiplied by (y) 97.5%. The Company will notify holders at least five (5) business days prior to the start of the relevant averaging period of the extent to which the Company will pay any portion of the related payment using shares of common stock.

Issuance of the 4 1/16% Debentures generated net proceeds of $195.0 million, which were used to repurchase $124.7 million of the 4% Notes and will be used to redeem a portion of the 9 1/2% Notes; pay accrued interest on the 4% Notes and 9 1/2% Notes; and pay other debt issuance costs.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of November 30, 2009, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of November 30, 2009 that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principals in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of November 30, 2009.

The effectiveness of our internal control over financial reporting as of November 30, 2009 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Their report appears in Item 8.

Changes In Internal Control Over Financial Reporting

There was no change in the Company’s internal controls over financial reporting during the fourth quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors of the Registrant

Information with respect to directors of the Company who will stand for election at the 2010 Annual Meeting of Shareholders is set forth under the heading “PROPOSAL 1 — ELECTION OF DIRECTORS” in our 2010 Proxy Statement for our 2010 Annual Meeting (“2010 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year. Such information is incorporated herein by reference.

The information in our 2010 Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Information regarding shareholder communications with our Board of Directors may be found under the caption “Communications with Directors” in our 2010 Proxy Statement and is incorporated herein by reference.

Executive Officers of the Registrant

The following information is given as of January 15, 2010 and, except as otherwise indicated, each individual has held the same office during the preceding five-year period.

Name	Title	Other Business Experience	Age

Scott J. Seymour	Chief Executive Officer and President of the Company (since January 2010)	Consultant to Northrop March 2008 — January 2010; Corporate Vice President and President of Integrated Systems Sector of Northrop 2002 — March 2008; Vice President, Air Combat Systems of Northrop 1998 — 2001; Vice President and B-2 Program Manager of Northrop 1996 — 1998; and Vice President, Palmdale Operations, of Northrop 1993 — 1996.	59
Kathleen E. Redd	Vice President, Chief Financial Officer (since January 2009), and Secretary (since February 2009)	Vice President, Controller and Acting Chief Financial Officer (September 2008 — January 2009); Vice President, Finance 2006 — 2008; Assistant Corporate Controller, 2002 — 2006; Acting Vice President Controller GDX Automotive, 2003 — 2004 (concurrent with Assistant Corporate Controller position during divestiture activities); Vice President, Finance, for Grass Valley Group, 2001 — 2002; Vice President, Finance for JOMED, Inc., 2000 — 2001; Controller for EndoSonics Corporation, 1996 — 2000.	48
Chris W. Conley	Vice President, Environmental, Health and Safety (since October 1999)	Director Environmental, Health and Safety, March 1996 — October 1999; Environmental Manager, 1994 — 1996.	51
Robert E. Shenton	Vice President and Chief Operating Officer of Aerojet (since February 2008)	Vice President Operations and Tactical Programs, May 2000 — February 2008.	54

The Company’s executive officers generally hold terms of office of one year and/or until their successors are elected.

Code of Ethics and Corporate Governance Guidelines

The Company has adopted a code of ethics known as the “Code of Business Conduct” that applies to the Company’s employees including the principal executive officer, principal financial officer and principal accounting officer. The Company makes available on its website at www.GenCorp.com (and in print to any shareholder or other interested party who requests them) the Company’s current Code of Business Conduct and the Company’s corporate governance guidelines. Amendments to, or waivers from, a provision of the Code of Business Conduct that applies to our directors or executive officers will be posted to our website within five (5) business days following the date of the amendment or waiver.

Audit Committee and Audit Committee Financial Expert

Information regarding the Audit Committee and the Audit Committee’s Financial Expert is set forth under the heading “Board Committees” in our 2010 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

Information concerning executive compensation may be found under the captions “Executive Compensation,” “Director Compensation,” “Organization & Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” of our 2010 Proxy Statement. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Officers and Directors” in our 2010 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

The table below sets forth certain information regarding the following equity compensation plans of the Company, pursuant to which we have made equity compensation available to eligible persons, as of November 30, 2009: (i) GenCorp Inc. 1999 Equity and Performance Incentive Plan; and (ii) GenCorp Inc. 2009 Equity and Performance Incentive Plan. Both plans have been approved by our shareholders.

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to be	Weighted-Average	Equity Compensation
	Issued Upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by shareholders	1,290,859	$9.28	399,966	(1)(2)
Equity compensation plans not approved by shareholders(3)	—	N/A	—

Total	1,290,859	$9.28	399,966

(1)	As of November 30, 2009, there are no more shares available to be issued under any type of incentive award under the GenCorp Inc. 1999 Equity and Performance Incentive Plan. The maximum number of shares available for issuance to participants under the GenCorp Inc. 2009 Equity and Performance Incentive Plan is 500,000 shares, all of which may be awarded as incentive stock options. Subject to the total shares available to be issued under the plan, the following specific limits apply: (A) no more than 250,000 shares may be issued pursuant to awards other than stock options or stock appreciation rights; (B) no more than 50,000 shares may be issued to nonemployee directors and no nonemployee director may receive more than 10,000 shares in any fiscal year; (C) no more than 50,000 shares subject to stock options, including incentive stock options, may be granted to any participant in any fiscal year; (D) no more than 50,000 shares subject to stock appreciation rights may be granted to any participant in any fiscal year; (E) no more than 50,000 shares may be granted to any participant in any fiscal year pursuant to an award of restricted stock or restricted stock units; (F) no more than

50,000 shares may be granted to any participant in any fiscal year pursuant to an award of performance shares or performance units; and (G) no more than 100,000 shares may be granted to any participant in any fiscal year pursuant to a stock-based award other than described above. Our 2010 Proxy Statement contains a proposal to increase the number of shares reserved for issuance under the GenCorp Inc. 2009 Equity and Performance Incentive Plan by 1,000,000. If this proposal is approved by shareholders, the maximum number of shares available for issuance under the GenCorp Inc. 2009 Equity and Performance Incentive Plan will be 1,500,000.

(2)	The number of securities in Column (c) is net of the maximum 83,240 shares that may be issued pursuant to additional stock options and restricted stock awards that will be granted in 2012 if the Company attains performance goals specified in equity awards made during 2009.

(3)	The Company also maintains the GenCorp Inc. and Participating Subsidiaries Deferred Bonus Plan. This plan allows participating employees to defer a portion of their compensation for future distribution. All or a portion of such deferrals made prior to November 30, 2009 could be allocated to an account based on the Company’s common stock and does permit limited distributions in the form of Company common shares. However, distributions in the form of common shares are permitted only at the election of the Organization & Compensation Committee of the Board of Directors and, according to the terms of the plan, individuals serving as officers or directors of the Company are not permitted to receive distributions in the form of Company common shares until at least six months after such individual ceases to be an officer or director of the Company. The table does not include information about this plan because no options, warrants or rights are available under this plan and no specific number of shares is set aside under this plan as available for future issuance. Based upon the price of Company common shares on November 30, 2009, the maximum number of shares that could be distributed to employees not subject to the restrictions on officers and directors (if permitted by the Organization & Compensation Committee) would be 30,014. This plan was amended effective November 30, 2009 to prevent the application of future deferrals to the Company common stock investment program.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain transactions and employment agreements with management is set under the headings “Employment Agreements and Indemnity Agreements” and “Potential Payments upon Termination of Employment or Change in Control” in our 2010 Proxy Statement and is incorporated herein by reference. Information regarding director independence is set forth under the heading “Determination of Independence of Directors” in our 2010 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information in our 2010 Proxy Statement set forth under the captions “Proposal 4 — Ratification of the Appointment of Independent Registered Public Accounting Firm,” “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees,” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” is incorporated herein by reference.

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

GENCORP INC.
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions(1)	Period

Allowance for doubtful accounts (current and noncurrent):
Year ended November 30, 2009	$—	$—	$—	$—
Year ended November 30, 2008	0.3	—	0.3	—
Year ended November 30, 2007	$31.6	$0.2	$31.5	$0.3

(1)	During fiscal 2007, the Company entered into an earnout and seller note repayment agreement with American Pacific Corporation (see Note 12 in Notes to Consolidated Financial Statements).

		Tax		Tax
		Valuation		Valuation
		Allowance		Allowance
		Charged to		Credited to
	Balance at	Income	Charged	Income	Balance at
	Beginning of	Tax	to Other	Tax	End of
	Period	Provision	Accounts	Provision	Period

Tax Valuation Allowance:
Year ended November 30, 2009	$197.0	$155.9	$(0.4)	$(101.0)	$251.5
Year ended November 30, 2008	202.5	19.9	(1.0)	(24.4)	197.0
Year ended November 30, 2007	$219.8	$10.2	$14.1	$(41.6)	$202.5

(b) EXHIBITS

Table
Item No.	Exhibit Description

2.1	Purchase Agreement, dated May 2, 2003, between Atlantic Research Corporation and Aerojet-General Corporation was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2003 (File No. 1-1520) and is incorporated herein by reference.**
2.2	First Amendment to Purchase Agreement, dated August 29, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.2 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.**
2.3	Second Amendment to Purchase Agreement, dated September 30, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2003 (File No. 1-1520) and is incorporated herein by reference.**
2.4	Third Amendment to Purchase Agreement, dated October 16, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.4 to GenCorp’s Amendment No. 1 to Form S-4 Registration Statement dated December 15, 2003 (file no. 333-109518) and is incorporated herein by reference.**
2.5	Stock and Asset Purchase Agreement by and between GDX Holdings LLC and GenCorp Inc. dated July 16, 2004 was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K dated September 7, 2004 (File No. 1-1520) and incorporated herein by reference.**
2.6	First Amendment to Stock and Asset Purchase Agreement by and between GenCorp Inc. and GDX Holdings LLC dated as of August 31, 2004 was filed as Exhibit 2.2 to GenCorp Inc.’s Current Report on Form 8-K dated September 7, 2004 (File No. 1-1520) and incorporated herein by reference.**
2.7	Second Amendment to Stock and Asset Purchase Agreement by and between GenCorp Inc. and GDX Holdings LLC dated as of October 14, 2004 was filed as Exhibit 2.3 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 (File No. 1-1520), as amended, and incorporated herein by reference.**

Table
Item No.	Exhibit Description

2.8	Asset Purchase Agreement, dated as of July 12, 2005, by and among Aerojet Fine Chemicals LLC, Aerojet-General Corporation and American Pacific Corporation was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K filed on July 18, 2005 (File No. 1-1520), and is incorporated herein by reference.**
2.9	First Amendment to Asset Purchase Agreement by and among American Pacific Corporation, Aerojet Fine Chemicals LLC and Aerojet-General Corporation dated as of November 30, 2005 was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K filed on December 1, 2005 (File No. 1-1520) and incorporated herein by reference.**
3.1	Amended Articles of Incorporation of GenCorp filed with the Secretary of State of Ohio on March 28, 2007 was filed as Exhibit 3.1 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007 (File No. 1-1520) and incorporated herein by reference.
3.2	The Amended Code of Regulations of GenCorp, as amended on March 28, 2007 was filed as Exhibit 3.2 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007 (File No. 1-1520) and incorporated herein by reference.
4.1	Indenture, dated as of August 11, 2003, between GenCorp Inc., the Guarantors named therein and The Bank of New York as trustee relating to GenCorp’s 9 1/2% Senior Subordinated Notes was filed as Exhibit 4.1 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.
4.2	Form of 9 1/2% Senior Subordinated Notes was filed as Exhibit 4.4 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.
4.3	First Supplemental Indenture dated as of October 29, 2004 to the Indenture between GenCorp Inc. and The Bank of New York, as trustee relating to GenCorp’s 9 1/2% Senior Subordinated Notes due 2013 was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated November 1, 2004 (File No. 1-1520) and incorporated herein by reference.
4.4	Second Supplemental Indenture dated as of June 27, 2006 to Indenture dated as of August 11, 2003, as amended, between GenCorp Inc. as Issuer, the Guarantors party thereto as Guarantors, and The Bank of New York Trust Company, N.A., as trustee, relating to GenCorp’s 9 1/2% Senior Subordinated Notes due 2013, was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on June 28, 2006 (File No. 1-1520), and is incorporated herein by reference.
4.5	Indenture dated January 16, 2004 between GenCorp and The Bank of New York, as trustee, relating to GenCorp’s 4% Contingent Convertible Subordinated Notes due 2024 was filed as Exhibit 4.11 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003 (File No. 1-1520) and is incorporated herein by reference.
4.6	Registration Rights Agreement dated January 16, 2004 by and among GenCorp, Deutsche Bank Securities Inc., Wachovia Capital Markets, LLC, Scotia Capital (USA) Inc., BNY Capital Markets, Inc., NatCity Investments, Inc. and Wells Fargo Securities, LLC was filed as Exhibit 4.12 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003 (File No. 1-1520) and is incorporated herein by reference.
4.7	Form of 4% Contingent Convertible Subordinated Notes was filed as Exhibit 4.13 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003 (File No. 1-1520) and is incorporated herein by reference.
4.8	Indenture, dated as of November 23, 2004, between GenCorp Inc. and The Bank of New York Trust Company, N.A., as trustee relating to GenCorp Inc.’s 2 1/4% Convertible Subordinated Debentures due 2024 was filed as Exhibit 4.01 to GenCorp Inc.’s Current Report on Form 8-K dated November 23, 2004 (File No. 1-1520), as amended, and incorporated herein by reference.
4.9	Registration Rights Agreement, dated as of November 23, 2004, by and between GenCorp Inc. and Wachovia Capital Markets, LLC, as representative for the several initial purchasers of the 2 1/4% Convertible Subordinated Debentures due 2024 was filed as Exhibit 4.14 to GenCorp Inc.’s Form S-3 Registration Statement dated January 11, 2005 (File No. 333-121948) and incorporated herein by reference.

Table
Item No.		Exhibit Description

4.10		Form of 2 1/4% Convertible Subordinated Debenture was filed as Exhibit 4.02 to GenCorp Inc.’s Current Report on Form 8-K dated November 23, 2004 (File No. 1-1520), as amended, and incorporated herein by reference.
4.11		GenCorp Retirement Savings Plan was filed as Exhibit 4.1 to GenCorp Inc.’s Registration Statement on Form S-8 filed on June 30, 2008 (File No. 333-152032) and incorporated herein by reference.
4.12		GenCorp Inc. 2009 Equity and Performance Incentive Plan was filed as Exhibit 4.1 to GenCorp Inc.’s Form S-8 Registration Statement dated April 28, 2009 (File No. 333-158870), and is incorporated herein by reference.
4.13		Indenture, dated as of December 21, 2009, between GenCorp Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee., relating to GenCorp’s 4.0625% Convertible Subordinated Debentures due 2039 was filed as Exhibit 4.1 to GenCorp Inc.’s Current Report on Form 8-K filed on December 21, 2009 (File 1-1520) and is incorporated herein by reference.
4	.14.	Form of 4.0625% Convertible Subordinated Debenture due 2039 was filed as Exhibit 4.2 to GenCorp Inc.’s Current Report on Form 8-K dated December 21, 2009 (File No. 1-1520), as amended, and incorporated herein by reference.
4.15		Third Supplemental Indenture dated as of November 24, 2009, by and among GenCorp Inc., Easton Development Company, LLC, and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A. and successor to The Bank of New York), to the Indenture dated as of August 11, 2003, as amended, between GenCorp Inc. as Issuer, the Guarantors party thereto as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on November 30, 2009 (File No. 1-1520), and is incorporated herein by reference.
10.1		Distribution Agreement dated September 30, 1999 between GenCorp Inc. and OMNOVA Solutions Inc. (OMNOVA) was filed as Exhibit B to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 19, 1999 (File No. 1-1520), and is incorporated herein by reference.
10.2		Amended and Restated Environmental Agreement by and between Aerojet and Northrop Grumman, dated October 19, 2001 was filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K dated November 5, 2001 (File No. 1-1520), and is incorporated herein by reference.
10	.3†	GenCorp 1996 Supplemental Retirement Plan for Management Employees effective March 1, 1996 was filed as Exhibit B to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1996 (File No. 1-1520), and is incorporated herein by reference.
10	.4†	2009 Benefit Restoration Plan for the GenCorp Inc. Pension Plan was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on January 7, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.5†	2009 Benefit Restoration Plan for the GenCorp Inc. 401(k) Plan was filed as Exhibit 10.2 to GenCorp Inc.’s Current Report on Form 8-K filed on January 7, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.6†	Deferred Bonus Plan of GenCorp Inc. and Participating Subsidiaries was filed as Exhibit 10.6 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008 (File No. 1-1520), and is incorporated herein by reference.
10	.7†	GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended was filed as Exhibit 10.7 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008 (File No. 1-1520), and is incorporated herein by reference.
10	.8†	GenCorp Inc. 1993 Stock Option Plan effective March 31, 1993 was filed as Exhibit 4.1 to Form S-8 Registration Statement No. 33-61928 dated April 30, 1993 and is incorporated herein by reference.
10	.9†	GenCorp Inc. 1997 Stock Option Plan effective March 26, 1997 was filed as Exhibit 4.1 to Form S-8 Registration Statement No. 333-35621 dated September 15, 1997 and is incorporated herein by reference.
10	.10†	GenCorp Inc. 1999 Equity and Performance Incentive Plan as amended was filed as Exhibit 10.11 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007 (File No. 1-1520), and is incorporated herein by reference.

Table
Item No.		Exhibit Description

10	.11†	GenCorp Inc. Executive Incentive Compensation Program, amended September 8, 1995 to be effective for the 1996 fiscal year was filed as Exhibit E to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997 (File No. 1-1520), and is incorporated herein by reference.
10	.12†	2001 Supplemental Retirement Plan For GenCorp Executives effective December 1, 2001, incorporating GenCorp Inc.’s Voluntary Enhanced Retirement Program was filed as Exhibit 10.29 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001 (File No. 1-1520) and is incorporated herein by reference.
10	.13†	Form of Restricted Stock Agreement between the Company and Nonemployee Directors providing for payment of part of Directors’ compensation for service on the Board of Directors in Company stock was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1998 (File No. 1-1520), and is incorporated herein by reference.
10	.14†	Form of Restricted Stock Agreement between the Company and Nonemployee Directors providing for payment of part of Directors’ compensation for service on the Board of Directors in Company stock was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1999 (File No. 1-1520), and is incorporated herein by reference.
10	.15†	Form of Restricted Stock Agreement between the Company and Directors or Employees for grants of time-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.26 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.
10	.16†	Form of Stock Appreciation Rights Agreement between the Company and Employees for grants of stock appreciation rights under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.27 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.
10	.17†	Form of Stock Appreciation Rights Agreement between the Company and Directors for grants of stock appreciation rights under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.28 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.
10	.18†	Form of Restricted Stock Agreement between the Company and Employees for grants of performance-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.29 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.
10	.19†	Form of Director Nonqualified Stock Option Agreement between the Company and Nonemployee Directors providing for annual grant of nonqualified stock options prior to February 28, 2002, valued at $30,000 was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2002 (File No. 1-1520), and is incorporated herein by reference.
10	.20†	Form of Director Nonqualified Stock Option Agreement between the Company and Nonemployee Directors providing for an annual grant of nonqualified stock options on or after February 28, 2002, valued at $30,000 in lieu of further participation in Retirement Plan for Nonemployee Directors was filed as Exhibit 10.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2002 (File No. 1-1520), and is incorporated herein by reference.
10	.21†*	Form of Director and Officer Indemnification Agreement.
10	.22†	Form of Director Indemnification Agreement was filed as Exhibit M to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.
10	.23†	Form of Officer Indemnification Agreement was filed as Exhibit N to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.
10	.24†	Form of Severance Agreement granted to certain executive officers of the Company was filed as Exhibit D to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997 (File No. 1-1520), and is incorporated herein by reference.

Table
Item No.		Exhibit Description

10.25		Amended and Restated Shareholder Agreement by and between GenCorp Inc. and Steel Partners II L.P. dated February 16, 2007 was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on February 21, 2007 (File No. 1-1520) and is incorporated herein by reference.
10	.26†	Employment Letter Agreement dated April 12, 2005 by and between GenCorp Inc. and Philip W. Cyburt was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on April 14, 2005 (File No. 1-1520), and is incorporated herein by reference.
10.27		American Pacific Corporation Subordinated Promissory Note, dated November 30, 2005, in the principal amount of $25,500,000 was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated November 30, 2005 (File No. 1-1520) and is incorporated herein by reference.
10	.28†	Employment Offer Letter dated January 11, 2006 by and between GenCorp Inc. and R. Leon Blackburn was filed as Exhibit 10.32 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006 (File No. 1-1520) and is incorporated herein by reference.
10	.29†	Form of Restricted Stock Agreement Version 2 between the Company and Employees for grants of performance-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.33 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005 (File No. 1-1520) and is incorporated herein by reference.
10	.30†	Consulting Agreement dated February 28, 2006 by and between Joseph Carleone and GenCorp Inc. was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the first quarter ended February 28, 2006 (File No. 1-1520) and is incorporated herein by reference.
10	.31†	Form of Director and Officer Indemnification Agreement was filed as Exhibit 10.1 to GenCorp, Inc.’s Current Report on Form 8-K filed on May 23, 2006 (File No. 1-1520) and is incorporated herein by reference.
10	.32†	Form of Severance Agreement for executive officers of the Company was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on August 11, 2006 (File No. 1-1520), and is incorporated herein by reference.
10	.33†	Agreement and Release by and between GenCorp Inc. and William A. Purdy Jr. dated January 29, 2007 was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the first quarter ended February 28, 2007 (File No. 1-1520) and is incorporated herein by reference.
10.34		Credit Agreement, dated as of June 21, 2007, among GenCorp, as the Borrower, each of those Material Domestic Subsidiaries of the Borrower identified as a “Guarantor” on the signature pages thereto and such other Material Domestic Subsidiaries of the Borrower as may from time to time become a party thereto, the several banks and other financial institutions from time to time parties to such Credit Agreement, and Wachovia Bank, National Association, a national banking association, as Administrative Agent, was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the second quarter ended May 30, 2007 (File No. 1-1520) and is incorporated herein by reference.
10.35		Second Amended and Restated Shareholder Agreement dated as of March 5, 2008, by and between GenCorp Inc. and Steel Partners II L.P. was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on March 10, 2008 (File No. 1-1520), and is incorporated herein by reference.
10	.36†	Letter Agreement dated as of March 5, 2008 by and between GenCorp Inc. and Terry L. Hall was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the first quarter ended February 28, 2008 (File No. 1-1520) and is incorporated herein by reference.
10	.37†	Letter Agreement dated as of March 5, 2008 by and between GenCorp Inc. and J. Scott Neish was filed as Exhibit 10.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the first quarter ended February 28, 2008 (File No. 1-1520) and is incorporated herein by reference.
10	.38†	Retention Agreement dated April 15, 2009 between Chris W. Conley and GenCorp Inc. was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the second quarter ended May 31, 2009 (File No. 1-1520), and is incorporated herein by reference.

Table
Item No.		Exhibit Description

10.39		Joinder Agreement dated as of November 24, 2009, by and among GenCorp Inc., Easton Development Company, LLC, and Wachovia Bank, National Association, a national banking association, as Administrative Agent in its capacity as administrative agent under the Amended Credit Agreement dated as of June 27, 2006, among GenCorp Inc., as the Borrower, each of those Material Domestic Subsidiaries of the Borrower identified as a ‘Guarantor’ on the signature pages thereto and Wachovia Bank, National Association, a national banking association, as Administrative Agent was filed as Exhibit 10.2 to GenCorp Inc.’s Current Report on Form 8-K filed November 30, 2009 (File No. 1-1520), and is incorporated herein by reference.
10.40		First Amendment and Consent to Credit Agreement, dated as of May 1, 2009, by and among, GenCorp Inc., as borrower, the subsidiaries of the Borrower from time to time party thereto, as guarantors, the lenders from time to time party thereto and Wachovia Bank, National Association, as administrative agent for the lenders, was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated May 6, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.41†	Employment Agreement dated July 2, 2009 between John Joy and GenCorp Inc. was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.42†	Amendment to the GenCorp Inc. 1999 Equity and Performance Incentive Plan, effective October 6, 2009 was filed as Exhibit 10.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.43†	Amendment to the GenCorp Inc. 2009 Equity and Performance Incentive Plan, effective October 6, 2009 was filed as Exhibit 10.3 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.44†	Director Stock Appreciation Rights Agreement between GenCorp Inc. and Directors for grants of stock appreciation rights under the GenCorp Inc. 2009 Equity and Performance Incentive Plan was filed as Exhibit 10.4 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.45†	Amendment to the Benefits Restoration Plan for Salaried Employees of GenCorp Inc. and Certain Subsidiary Companies, effective October 6, 2009 was filed as Exhibit 10.5 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.46†	Amendment to the 2009 Benefit Restoration Plan for the GenCorp Inc. 401(k) Plan, effective October 6, 2009 was filed as Exhibit 10.6 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.47†	Amendment to the 2009 Benefits Restoration Plan for the GenCorp Inc. Pension Plan, effective October 6, 2009 was filed as Exhibit 10.7 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.48†	Amendment to the Deferred Bonus Plan of GenCorp Inc. and Participating Subsidiaries, effective October 6, 2009 was filed as Exhibit 10.8 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.49†	Amendment to the GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended, effective October 6, 2009 was filed as Exhibit 10.9 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.50†	Amendment to the GenCorp Inc. 1996 Supplemental Retirement Plan for Management Employees, effective October 6, 2009 was filed as Exhibit 10.10 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.51†	Employment Agreement dated January 6, 2010 between Scott Seymour and GenCorp Inc. was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated May 6, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.52*	Settlement Agreement by and between Aerojet and United States of America, dated November 29, 1992.
10	.53*	Modification No. 1 to the November 29, 1992 Settlement Agreement by and between Aerojet and United States of America, dated October 27, 1998.

Table
Item No.		Exhibit Description

21	.1*	Subsidiaries of the Company.
23	.1*	Consent of Independent Registered Public Accounting Firm.
24	.1*	Power of Attorney.
31	.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith. All other exhibits have been previously filed.

**	Schedules and Exhibits have been omitted, but will be furnished to the SEC upon request.

†	Management contract or compensatory plan or arrangement.

(c)	See Item 15(a)2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 3, 2010

GENCORP INC.

By:	/s/ SCOTT J. SEYMOUR
Scott J. Seymour
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ SCOTT J. SEYMOUR Scott J. Seymour	President and Chief Executive Officer (Principal Executive Officer)	February 3, 2010

By:	/s/ KATHLEEN E. REDD Kathleen E. Redd	Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 3, 2010

By:	/s/ * Thomas A. Corcoran	Director	February 3, 2010

By:	/s/ * James R. Henderson	Director	February 3, 2010

By:	/s/ * Warren G. Lichtenstein	Director	February 3, 2010

By:	/s/ * David A. Lorber	Director	February 3, 2010

By:	/s/ * James H. Perry	Director	February 3, 2010

By:	/s/ * Martin Turchin	Director	February 3, 2010

By:	/s/ * Robert C. Woods	Director	February 3, 2010

By:	/s/ KATHLEEN E. REDD Kathleen E. Redd	Attorney-in-Fact pursuant to Powers of Attorney filed herewith	February 3, 2010

Exhibit Index

Table
Item No.	Exhibit Description

2.1	Purchase Agreement, dated May 2, 2003, between Atlantic Research Corporation and Aerojet-General Corporation was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2003 (File No. 1-1520) and is incorporated herein by reference.**
2.2	First Amendment to Purchase Agreement, dated August 29, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.2 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.**
2.3	Second Amendment to Purchase Agreement, dated September 30, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2003 (File No. 1-1520) and is incorporated herein by reference.**
2.4	Third Amendment to Purchase Agreement, dated October 16, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.4 to GenCorp’s Amendment No. 1 to Form S-4 Registration Statement dated December 15, 2003 (file no. 333-109518) and is incorporated herein by reference.**
2.5	Stock and Asset Purchase Agreement by and between GDX Holdings LLC and GenCorp Inc. dated July 16, 2004 was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K dated September 7, 2004 (File No. 1-1520) and incorporated herein by reference.**
2.6	First Amendment to Stock and Asset Purchase Agreement by and between GenCorp Inc. and GDX Holdings LLC dated as of August 31, 2004 was filed as Exhibit 2.2 to GenCorp Inc.’s Current Report on Form 8-K dated September 7, 2004 (File No. 1-1520) and incorporated herein by reference.**
2.7	Second Amendment to Stock and Asset Purchase Agreement by and between GenCorp Inc. and GDX Holdings LLC dated as of October 14, 2004 was filed as Exhibit 2.3 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 (File No. 1-1520), as amended, and incorporated herein by reference.**
2.8	Asset Purchase Agreement, dated as of July 12, 2005, by and among Aerojet Fine Chemicals LLC, Aerojet-General Corporation and American Pacific Corporation was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K filed on July 18, 2005 (File No. 1-1520), and is incorporated herein by reference.**
2.9	First Amendment to Asset Purchase Agreement by and among American Pacific Corporation, Aerojet Fine Chemicals LLC and Aerojet-General Corporation dated as of November 30, 2005 was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K filed on December 1, 2005 (File No. 1-1520) and incorporated herein by reference.**
3.1	Amended Articles of Incorporation of GenCorp filed with the Secretary of State of Ohio on March 28, 2007 was filed as Exhibit 3.1 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007 (File No. 1-1520) and incorporated herein by reference.
3.2	The Amended Code of Regulations of GenCorp, as amended on March 28, 2007 was filed as Exhibit 3.2 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007 (File No. 1-1520) and incorporated herein by reference.
4.1	Indenture, dated as of August 11, 2003, between GenCorp Inc., the Guarantors named therein and The Bank of New York as trustee relating to GenCorp’s 9 1/2% Senior Subordinated Notes was filed as Exhibit 4.1 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.
4.2	Form of 9 1/2% Senior Subordinated Notes was filed as Exhibit 4.4 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.
4.3	First Supplemental Indenture dated as of October 29, 2004 to the Indenture between GenCorp Inc. and The Bank of New York, as trustee relating to GenCorp’s 9 1/2% Senior Subordinated Notes due 2013 was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated November 1, 2004 (File No. 1-1520) and incorporated herein by reference.

Table
Item No.	Exhibit Description

4.4	Second Supplemental Indenture dated as of June 27, 2006 to Indenture dated as of August 11, 2003, as amended, between GenCorp Inc. as Issuer, the Guarantors party thereto as Guarantors, and The Bank of New York Trust Company, N.A., as trustee, relating to GenCorp’s 9 1/2% Senior Subordinated Notes due 2013, was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on June 28, 2006 (File No. 1-1520), and is incorporated herein by reference.
4.5	Indenture dated January 16, 2004 between GenCorp and The Bank of New York, as trustee, relating to GenCorp’s 4% Contingent Convertible Subordinated Notes due 2024 was filed as Exhibit 4.11 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003 (File No. 1-1520) and is incorporated herein by reference.
4.6	Registration Rights Agreement dated January 16, 2004 by and among GenCorp, Deutsche Bank Securities Inc., Wachovia Capital Markets, LLC, Scotia Capital (USA) Inc., BNY Capital Markets, Inc., NatCity Investments, Inc. and Wells Fargo Securities, LLC was filed as Exhibit 4.12 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003 (File No. 1-1520) and is incorporated herein by reference.
4.7	Form of 4% Contingent Convertible Subordinated Notes was filed as Exhibit 4.13 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003 (File No. 1-1520) and is incorporated herein by reference.
4.8	Indenture, dated as of November 23, 2004, between GenCorp Inc. and The Bank of New York Trust Company, N.A., as trustee relating to GenCorp Inc.’s 2 1/4% Convertible Subordinated Debentures due 2024 was filed as Exhibit 4.01 to GenCorp Inc.’s Current Report on Form 8-K dated November 23, 2004 (File No. 1-1520), as amended, and incorporated herein by reference.
4.9	Registration Rights Agreement, dated as of November 23, 2004, by and between GenCorp Inc. and Wachovia Capital Markets, LLC, as representative for the several initial purchasers of the 2 1/4% Convertible Subordinated Debentures due 2024 was filed as Exhibit 4.14 to GenCorp Inc.’s Form S-3 Registration Statement dated January 11, 2005 (File No. 333-121948) and incorporated herein by reference.
4.10	Form of 2 1/4% Convertible Subordinated Debenture was filed as Exhibit 4.02 to GenCorp Inc.’s Current Report on Form 8-K dated November 23, 2004 (File No. 1-1520), as amended, and incorporated herein by reference.
4.11	GenCorp Retirement Savings Plan was filed as Exhibit 4.1 to GenCorp Inc.’s Registration Statement on Form S-8 filed on June 30, 2008 (File No. 333-152032) and incorporated herein by reference.
4.12	GenCorp Inc. 2009 Equity and Performance Incentive Plan was filed as Exhibit 4.1 to GenCorp Inc.’s Form S-8 Registration Statement dated April 28, 2009 (File No. 333-158870), and is incorporated herein by reference.
4.13	Indenture, dated as of December 21, 2009, between GenCorp Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee., relating to GenCorp’s 4.0625% Convertible Subordinated Debentures due 2039 was filed as Exhibit 4.1 to GenCorp Inc.’s Current Report on Form 8-K filed on December 21, 2009 (File 1-1520) and is incorporated herein by reference.
4.14	Form of 4.0625% Convertible Subordinated Debenture due 2039 was filed as Exhibit 4.2 to GenCorp Inc.’s Current Report on Form 8-K dated December 21, 2009 (File No. 1-1520), as amended, and incorporated herein by reference.
4.15	Third Supplemental Indenture dated as of November 24, 2009, by and among GenCorp Inc., Easton Development Company, LLC, and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A. and successor to The Bank of New York), to the Indenture dated as of August 11, 2003, as amended, between GenCorp Inc. as Issuer, the Guarantors party thereto as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on November 30, 2009 (File No. 1-1520), and is incorporated herein by reference.
10.1	Distribution Agreement dated September 30, 1999 between GenCorp Inc. and OMNOVA Solutions Inc. (OMNOVA) was filed as Exhibit B to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 19, 1999 (File No. 1-1520), and is incorporated herein by reference.

Table
Item No.		Exhibit Description

10.2		Amended and Restated Environmental Agreement by and between Aerojet and Northrop Grumman, dated October 19, 2001 was filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K dated November 5, 2001 (File No. 1-1520), and is incorporated herein by reference.
10	.3†	GenCorp 1996 Supplemental Retirement Plan for Management Employees effective March 1, 1996 was filed as Exhibit B to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1996 (File No. 1-1520), and is incorporated herein by reference.
10	.4†	2009 Benefit Restoration Plan for the GenCorp Inc. Pension Plan was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on January 7, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.5†	2009 Benefit Restoration Plan for the GenCorp Inc. 401(k) Plan was filed as Exhibit 10.2 to GenCorp Inc.’s Current Report on Form 8-K filed on January 7, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.6†	Deferred Bonus Plan of GenCorp Inc. and Participating Subsidiaries was filed as Exhibit 10.6 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008 (File No. 1-1520), and is incorporated herein by reference.
10	.7†	GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended was filed as Exhibit 10.7 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008 (File No. 1-1520), and is incorporated herein by reference.
10	.8†	GenCorp Inc. 1993 Stock Option Plan effective March 31, 1993 was filed as Exhibit 4.1 to Form S-8 Registration Statement No. 33-61928 dated April 30, 1993 and is incorporated herein by reference.
10	.9†	GenCorp Inc. 1997 Stock Option Plan effective March 26, 1997 was filed as Exhibit 4.1 to Form S-8 Registration Statement No. 333-35621 dated September 15, 1997 and is incorporated herein by reference.
10	.10†	GenCorp Inc. 1999 Equity and Performance Incentive Plan as amended was filed as Exhibit 10.11 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007 (File No. 1-1520), and is incorporated herein by reference.
10	.11†	GenCorp Inc. Executive Incentive Compensation Program, amended September 8, 1995 to be effective for the 1996 fiscal year was filed as Exhibit E to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997 (File No. 1-1520), and is incorporated herein by reference.
10	.12†	2001 Supplemental Retirement Plan For GenCorp Executives effective December 1, 2001, incorporating GenCorp Inc.’s Voluntary Enhanced Retirement Program was filed as Exhibit 10.29 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001 (File No. 1-1520) and is incorporated herein by reference.
10	.13†	Form of Restricted Stock Agreement between the Company and Nonemployee Directors providing for payment of part of Directors’ compensation for service on the Board of Directors in Company stock was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1998 (File No. 1-1520), and is incorporated herein by reference.
10	.14†	Form of Restricted Stock Agreement between the Company and Nonemployee Directors providing for payment of part of Directors’ compensation for service on the Board of Directors in Company stock was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1999 (File No. 1-1520), and is incorporated herein by reference.
10	.15†	Form of Restricted Stock Agreement between the Company and Directors or Employees for grants of time-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.26 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.
10	.16†	Form of Stock Appreciation Rights Agreement between the Company and Employees for grants of stock appreciation rights under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.27 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.

Table
Item No.		Exhibit Description

10	.17†	Form of Stock Appreciation Rights Agreement between the Company and Directors for grants of stock appreciation rights under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.28 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.
10	.18†	Form of Restricted Stock Agreement between the Company and Employees for grants of performance-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.29 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.
10	.19†	Form of Director Nonqualified Stock Option Agreement between the Company and Nonemployee Directors providing for annual grant of nonqualified stock options prior to February 28, 2002, valued at $30,000 was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2002 (File No. 1-1520), and is incorporated herein by reference.
10	.20†	Form of Director Nonqualified Stock Option Agreement between the Company and Nonemployee Directors providing for an annual grant of nonqualified stock options on or after February 28, 2002, valued at $30,000 in lieu of further participation in Retirement Plan for Nonemployee Directors was filed as Exhibit 10.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2002 (File No. 1-1520), and is incorporated herein by reference.
10	.21†*	Form of Director and Officer Indemnification Agreement.
10	.22†	Form of Director Indemnification Agreement was filed as Exhibit M to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.
10	.23†	Form of Officer Indemnification Agreement was filed as Exhibit N to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.
10	.24†	Form of Severance Agreement granted to certain executive officers of the Company was filed as Exhibit D to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997 (File No. 1-1520), and is incorporated herein by reference.
10.25		Amended and Restated Shareholder Agreement by and between GenCorp Inc. and Steel Partners II L.P. dated February 16, 2007 was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on February 21, 2007 (File No. 1-1520) and is incorporated herein by reference.
10	.26†	Employment Letter Agreement dated April 12, 2005 by and between GenCorp Inc. and Philip W. Cyburt was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on April 14, 2005 (File No. 1-1520), and is incorporated herein by reference.
10.27		American Pacific Corporation Subordinated Promissory Note, dated November 30, 2005, in the principal amount of $25,500,000 was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated November 30, 2005 (File No. 1-1520) and is incorporated herein by reference.
10	.28†	Employment Offer Letter dated January 11, 2006 by and between GenCorp Inc. and R. Leon Blackburn was filed as Exhibit 10.32 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006 (File No. 1-1520) and is incorporated herein by reference.
10	.29†	Form of Restricted Stock Agreement Version 2 between the Company and Employees for grants of performance-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.33 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005 (File No. 1-1520) and is incorporated herein by reference.
10	.30†	Consulting Agreement dated February 28, 2006 by and between Joseph Carleone and GenCorp Inc. was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the first quarter ended February 28, 2006 (File No. 1-1520) and is incorporated herein by reference.
10	.31†	Form of Director and Officer Indemnification Agreement was filed as Exhibit 10.1 to GenCorp, Inc.’s Current Report on Form 8-K filed on May 23, 2006 (File No. 1-1520) and is incorporated herein by reference.

Table
Item No.		Exhibit Description

10	.32†	Form of Severance Agreement for executive officers of the Company was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on August 11, 2006 (File No. 1-1520), and is incorporated herein by reference.
10	.33†	Agreement and Release by and between GenCorp Inc. and William A. Purdy Jr. dated January 29, 2007 was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the first quarter ended February 28, 2007 (File No. 1-1520) and is incorporated herein by reference.
10.34		Credit Agreement, dated as of June 21, 2007, among GenCorp, as the Borrower, each of those Material Domestic Subsidiaries of the Borrower identified as a “Guarantor” on the signature pages thereto and such other Material Domestic Subsidiaries of the Borrower as may from time to time become a party thereto, the several banks and other financial institutions from time to time parties to such Credit Agreement, and Wachovia Bank, National Association, a national banking association, as Administrative Agent, was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the second quarter ended May 30, 2007 (File No. 1-1520) and is incorporated herein by reference.
10.35		Second Amended and Restated Shareholder Agreement dated as of March 5, 2008, by and between GenCorp Inc. and Steel Partners II L.P. was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on March 10, 2008 (File No. 1-1520), and is incorporated herein by reference.
10	.36†	Letter Agreement dated as of March 5, 2008 by and between GenCorp Inc. and Terry L. Hall was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the first quarter ended February 28, 2008 (File No. 1-1520) and is incorporated herein by reference.
10	.37†	Letter Agreement dated as of March 5, 2008 by and between GenCorp Inc. and J. Scott Neish was filed as Exhibit 10.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the first quarter ended February 28, 2008 (File No. 1-1520) and is incorporated herein by reference.
10	.38†	Retention Agreement dated April 15, 2009 between Chris W. Conley and GenCorp Inc. was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the second quarter ended May 31, 2009 (File No. 1-1520), and is incorporated herein by reference.
10.39		Joinder Agreement dated as of November 24, 2009, by and among GenCorp Inc., Easton Development Company, LLC, and Wachovia Bank, National Association, a national banking association, as Administrative Agent in its capacity as administrative agent under the Amended Credit Agreement dated as of June 27, 2006, among GenCorp Inc., as the Borrower, each of those Material Domestic Subsidiaries of the Borrower identified as a ‘Guarantor’ on the signature pages thereto and Wachovia Bank, National Association, a national banking association, as Administrative Agent was filed as Exhibit 10.2 to GenCorp Inc.’s Current Report on Form 8-K filed November 30, 2009 (File No. 1-1520), and is incorporated herein by reference.
10.40		First Amendment and Consent to Credit Agreement, dated as of May 1, 2009, by and among, GenCorp Inc., as borrower, the subsidiaries of the Borrower from time to time party thereto, as guarantors, the lenders from time to time party thereto and Wachovia Bank, National Association, as administrative agent for the lenders, was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated May 6, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.41†	Employment Agreement dated July 2, 2009 between John Joy and GenCorp Inc. was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.42†	Amendment to the GenCorp Inc. 1999 Equity and Performance Incentive Plan, effective October 6, 2009 was filed as Exhibit 10.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.43†	Amendment to the GenCorp Inc. 2009 Equity and Performance Incentive Plan, effective October 6, 2009 was filed as Exhibit 10.3 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.44†	Director Stock Appreciation Rights Agreement between GenCorp Inc. and Directors for grants of stock appreciation rights under the GenCorp Inc. 2009 Equity and Performance Incentive Plan was filed as Exhibit 10.4 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.

Table
Item No.		Exhibit Description

10	.45†	Amendment to the Benefits Restoration Plan for Salaried Employees of GenCorp Inc. and Certain Subsidiary Companies, effective October 6, 2009 was filed as Exhibit 10.5 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.46†	Amendment to the 2009 Benefit Restoration Plan for the GenCorp Inc. 401(k) Plan, effective October 6, 2009 was filed as Exhibit 10.6 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.47†	Amendment to the 2009 Benefits Restoration Plan for the GenCorp Inc. Pension Plan, effective October 6, 2009 was filed as Exhibit 10.7 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.48†	Amendment to the Deferred Bonus Plan of GenCorp Inc. and Participating Subsidiaries, effective October 6, 2009 was filed as Exhibit 10.8 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.49†	Amendment to the GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended, effective October 6, 2009 was filed as Exhibit 10.9 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.50†	Amendment to the GenCorp Inc. 1996 Supplemental Retirement Plan for Management Employees, effective October 6, 2009 was filed as Exhibit 10.10 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.51†	Employment Agreement dated January 6, 2010 between Scott Seymour and GenCorp Inc. was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated May 6, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.52*	Settlement Agreement by and between Aerojet and United States of America, dated November 29, 1992.
10	.53*	Modification No. 1 to the November 29, 1992 Settlement Agreement by and between Aerojet and United States of America, dated October 27, 1998.
21	.1*	Subsidiaries of the Company.
23	.1*	Consent of Independent Registered Public Accounting Firm.
24	.1*	Power of Attorney.
31	.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith. All other exhibits have been previously filed.

**	Schedules and Exhibits have been omitted, but will be furnished to the SEC upon request.

†	Management contract or compensatory plan or arrangement.

(c)	See Item 15(a)2.