Form 10-Q
period 2010-02-28
GENCORP INC
filed 2010-03-26
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: February 28, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of March 23, 2010, there were 58.5 million outstanding shares of our Common Stock, including redeemable common stock, $0.10 par value.

GenCorp Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended February 28, 2010

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements
GenCorp Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
		February 28,
	February 28,	2009
	2010	As adjusted (Note 1)
	(In millions, except per share amounts)
Net sales	$186.8	$170.9
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	169.7	148.9
Selling, general and administrative	5.0	2.1
Depreciation and amortization	6.0	6.0
Other expense (income), net	0.1	(0.4)
Unusual items:
Legal related matters	0.2	0.4
Executive severance agreements	1.4	1.8

Total operating costs and expenses	182.4	158.8
Operating income	4.4	12.1
Non-operating (income) and expense:
Interest income	(0.3)	(0.5)
Interest expense	10.4	9.9

Total non-operating expenses, net	10.1	9.4

(Loss) income from continuing operations before income taxes	(5.7)	2.7
Income tax provision (benefit)	4.2	(20.5)

(Loss) income from continuing operations	(9.9)	23.2
Income (loss) from discontinued operations, net of income taxes	1.0	(3.8)

Net (loss) income	$(8.9)	$19.4

(Loss) Income Per Share of Common Stock
Basic:
(Loss) income per share from continuing operations	$(0.17)	$0.40
Income (loss) per share from discontinued operations, net of income taxes	0.02	(0.07)

Net (loss) income per share	$(0.15)	$0.33

Diluted:
(Loss) income per share from continuing operations	$(0.17)	$0.37
Income (loss) per share from discontinued operations, net of income taxes	0.02	(0.06)

Net (loss) income per share	$(0.15)	$0.31

Weighted average shares of common stock outstanding	58.5	58.3

Weighted average shares of common stock outstanding, assuming dilution	58.5	66.4

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

		November 30,
	February 28,	2009
	2010	As adjusted (Note 1)
	(In millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$139.1	$126.3
Marketable securities	44.9	—
Accounts receivable	96.3	116.3
Inventories	53.3	61.8
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	31.7	30.6
Grantor trust	2.7	2.4
Other receivables, prepaid expenses and other	23.0	32.8
Income taxes	—	2.4

Total Current Assets	391.0	372.6
Noncurrent Assets
Restricted cash	67.3	—
Property, plant and equipment, net	129.2	129.9
Real estate held for entitlement and leasing	56.4	55.3
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	153.1	154.3
Grantor trust	15.9	17.8
Goodwill	94.9	94.9
Intangible assets	18.1	18.5
Other noncurrent assets, net	92.8	91.6

Total Noncurrent Assets	627.7	562.3

Total Assets	$1,018.7	$934.9

LIABILITIES, REDEEMABLE COMMON STOCK, AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings and current portion of long-term debt	$1.2	$17.8
Accounts payable	24.1	18.4
Reserves for environmental remediation costs	46.6	44.5
Postretirement medical and life benefits	7.2	7.2
Advance payments on contracts	89.6	66.0
Other current liabilities	107.7	107.5

Total Current Liabilities	276.4	261.4
Noncurrent Liabilities
Senior debt	51.0	51.2
Senior subordinated notes	97.5	97.5
Convertible subordinated notes	331.7	254.4
Other debt	—	0.7
Deferred income taxes	11.1	9.6
Reserves for environmental remediation costs	175.2	178.2
Pension benefits	220.4	225.0
Postretirement medical and life benefits	75.1	75.7
Other noncurrent liabilities	48.3	54.1

Total Noncurrent Liabilities	1,010.3	946.4

Total Liabilities	1,286.7	1,207.8
Commitments and Contingencies (Note 7)
Redeemable common stock, par value of $0.10; 0.5 million shares issued and outstanding as of February 28, 2010; 0.6 million shares issued and outstanding as of November 30, 2009	5.5	6.0
Shareholders’ Deficit
Preference stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 58.0 million shares issued and outstanding as of February 28, 2010; 57.9 million shares issued and outstanding as of November 30, 2009	5.9	5.9
Other capital	258.6	258.0
Accumulated deficit	(197.9)	(189.0)
Accumulated other comprehensive loss, net of income taxes	(340.1)	(353.8)

Total Shareholders’ Deficit	(273.5)	(278.9)

Total Liabilities, Redeemable Common Stock and Shareholders’ Deficit	$1,018.7	$934.9

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Income
(Unaudited)

						Accumulated
						Other	Total
	Comprehensive	Common Stock		Other	Accumulated	Comprehensive	Shareholders’
	Income	Shares	Amount	Capital	Deficit	Loss	Deficit
			(In millions, except share amounts)
November 30, 2009 As adjusted (Note 1)		57,923,763	$5.9	$258.0	$(189.0)	$(353.8)	$(278.9)
Net loss	$(8.9)	—	—	—	(8.9)	—	(8.9)
Amortization of actuarial losses, net	13.7	—	—	—	—	13.7	13.7
Reclassification from redeemable common stock	—	41,236	—	0.5	—	—	0.5
Shares issued under stock option and stock incentive plans	—	—	—	0.1	—	—	0.1

February 28, 2010	$4.8	57,964,999	$5.9	$258.6	$(197.9)	$(340.1)	$(273.5)

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
		February 28,
		2009
	February 28,	As adjusted
	2010	(Note 1)
	(In millions)
Operating Activities
Net (loss) income	$(8.9)	$19.4
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations, net of income taxes	(1.0)	3.8
Depreciation and amortization	6.0	6.0
Amortization of debt discount and financing costs	3.2	3.2
Stock compensation	(1.5)	0.1
Savings plan expense	—	1.3
Net recognized loss on marketable securities	0.1	—
Changes in assets and liabilities:
Accounts receivable	20.0	(0.5)
Inventories	8.5	(1.7)
Grantor trust	1.6	0.2
Other receivables, prepaid expenses and other	7.3	(3.7)
Income tax receivable	2.4	(15.0)
Real estate held for entitlement and leasing	(1.1)	(1.9)
Other noncurrent assets	4.8	10.6
Accounts payable	5.7	(2.1)
Pension benefits	10.1	(0.8)
Postretirement medical and life benefits	(1.5)	(2.8)
Advance payments on contracts	23.6	1.1
Other current liabilities	6.2	(8.8)
Deferred income taxes	1.5	0.3
Other noncurrent liabilities	(9.3)	(18.9)

Net cash provided by (used in) continuing operations	77.7	(10.2)
Net cash used in discontinued operations	(0.3)	(0.3)

Net Cash Provided by (Used in) Operating Activities	77.4	(10.5)
Investing Activities
Restricted cash	(67.3)	—
Purchases of marketable securities	(75.9)	—
Sales of marketable securities	30.9	—
Capital expenditures	(4.2)	(1.7)

Net Cash Used in Investing Activities	(116.5)	(1.7)
Financing Activities
Proceeds from the issuance of debt	200.0	—
Debt issuance costs	(5.9)	—
Debt repayments	(142.2)	(0.9)

Net Cash Provided by (Used in) Financing Activities	51.9	(0.9)

Net Increase (Decrease) in Cash and Cash Equivalents	12.8	(13.1)
Cash and Cash Equivalents at Beginning of Period	126.3	92.7

Cash and Cash Equivalents at End of Period	$139.1	$79.6

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Basis of Presentation and Nature of Operations
     GenCorp Inc. (“GenCorp” or the “Company”) has prepared the accompanying Unaudited Condensed Consolidated Financial Statements, including its accounts and the accounts of its wholly owned and majority-owned subsidiaries, in accordance with the instructions to Form 10-Q. The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all of the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2009, as filed with the Securities and Exchange Commission (“SEC”). Certain reclassifications have been made to financial information from the prior year to conform with the current year’s presentation.
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
     On August 31, 2004, the Company completed the sale of its GDX Automotive (“GDX”) business. The remaining subsidiaries of GDX, including Snappon SA, are classified as discontinued operations in these Unaudited Condensed Consolidated Financial Statements (see Note 11).
     A detailed description of the Company’s significant accounting policies can be found in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended November 30, 2009.
     The Company classifies activities related to the entitlement, sale, and leasing of its excess real estate assets as operating activities on the Unaudited Condensed Consolidated Statements of Cash Flows.
Recently Adopted Accounting Pronouncements
     As of December 1, 2009, the Company adopted the accounting standards which require additional disclosures for plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of the Company’s investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. The new disclosures will be presented in the Company’s annual financial statements for the fiscal year ended November 30, 2010.
     As of December 1, 2009, the Company adopted the new accounting standards which apply to convertible debt securities that, upon conversion, may be settled by the issuer, fully or partially, in cash. The guidance is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2008 and is to be applied retrospectively to all past periods presented—even if the instrument has matured, converted, or otherwise been extinguished as of the effective date of this guidance.
     The Company’s adoption of this guidance affects its 2 1/4% Convertible Subordinated Debentures (“2 1/4% Debentures”). This guidance requires the issuer of convertible debt instruments to separately account for the liability (debt) and equity (conversion option) components of such instruments and retrospectively adjust the financial statements for all periods presented. The fair value of the liability component was determined based on the market rate for similar debt instruments without the conversion feature and the residual between the proceeds and the fair value of the liability component is recorded as equity at the time of issuance. Additionally the pronouncement requires transaction costs to be allocated to the liability and equity components on the same relative percentages.
     The Company’s adoption of this guidance results in higher non-cash interest expense for fiscal 2005 through fiscal 2011, assuming the holders will require the Company to repurchase the 2 1/4% Debentures at a cash price equal to 100% of the principal amount plus accrued and unpaid interest on November 20, 2011, the earliest date when the holders can exercise such right.
     The following table presents the effects of the adoption of this guidance to the Company’s condensed consolidated statement of operations for the three months ended February 28, 2009:

		Adjustments
		related to
		2 1/4%
	As reported	Debentures	As Adjusted
	(In millions, except per share amounts)
Net sales	$170.9	$—	$170.9
Cost of sales (exclusive of items shown separately below)	148.9	—	148.9
Selling, general and administrative	2.1	—	2.1
Depreciation and amortization	6.0	—	6.0
Interest expense	8.1	1.8	9.9
Other, net	1.3	—	1.3

Income from continuing operations before income taxes	4.5	(1.8)	2.7
Income tax benefit	(20.5)	—	(20.5)

Income from continuing operations	25.0	(1.8)	23.2
Loss from discontinued operations	(3.8)	—	(3.8)

Net income	$21.2	$(1.8)	$19.4

Basic net income per share	$0.36	$(0.03)	$0.33

Diluted net income per share	$0.34	$(0.03)	$0.31

     The following table presents the effects of the adoption of this guidance to the Company’s condensed consolidated balance sheet as of November 30, 2009:

		Adjustments
		related to
		2 1/4%
	As reported	Debentures	As Adjusted
	(In millions)
Cash and cash equivalents	$126.3	$—	$126.3
Accounts receivable	116.3	—	116.3
Inventories	61.8	—	61.8
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	30.6	—	30.6
Grantor trust	2.4	—	2.4
Other receivables, prepaid expenses and other	32.8	—	32.8
Income taxes	2.4	—	2.4

Total current assets	372.6	—	372.6
Property, plant and equipment, net	129.9	—	129.9
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	154.3	—	154.3
Grantor trust	17.8	—	17.8
Goodwill	94.9	—	94.9
Other noncurrent assets and intangibles, net	166.2	(0.8)	165.4

Total assets	$935.7	$(0.8)	$934.9

Short-term borrowings and current portion of long-term debt	$17.8	$—	$17.8
Accounts payable	18.4	—	18.4
Reserves for environmental remediation costs	44.5	—	44.5
Other current liabilities, advance payments on contracts, and postretirement medical and life insurance benefits	180.7	—	180.7

Total current liabilities	261.4	—	261.4
Long-term debt	420.8	(17.0)	403.8
Reserves for environmental remediation costs	178.2	—	178.2
Pension benefits	225.0	—	225.0
Other noncurrent liabilities	139.4	—	139.4

Total liabilities	1,224.8	(17.0)	1,207.8
Commitments and contingencies
Redeemable common stock	6.0	—	6.0
Common stock	5.9		5.9
Other capital	210.7	47.3	258.0
Accumulated deficit	(157.9)	(31.1)	(189.0)
Accumulated other comprehensive loss, net of income taxes	(353.8)	—	(353.8)

Total shareholders’ deficit	(295.1)	16.2	(278.9)

Total liabilities, redeemable common stock, and shareholders’ deficit	$935.7	$(0.8)	$934.9

     There are no effects to the Company’s total net cash from operating activities, investing activities, and financing activities for the three months ended February 28, 2009.
New Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board issued updated guidance to improve disclosures regarding fair value measurements. This update requires entities to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately (i.e., on a gross basis rather than as one net number), information about purchases, sales, issuances, and settlements in the roll forward of changes in Level 3 fair value measurements. The update requires fair value disclosures by class of assets and liabilities rather than by major category or line item in the statement of financial position. Disclosures regarding the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for assets and liabilities in both Level 2 and Level 3 are also required. For all portions of the update except the gross presentation of activity in the Level 3 roll forward, this standard is effective for interim and annual reporting periods beginning after December 15, 2009. For the gross presentation of activity in the Level 3 roll forward, this guidance is effective for fiscal years beginning after December 15, 2010. As this guidance is only disclosure-related, it will not have an impact on the Company’s consolidated financial statements.

2. (Loss) Income Per Share of Common Stock
     A reconciliation of the numerator and denominator used to calculate basic and diluted (loss) income per share of common stock (“EPS”) is presented in the following table:

	Three months ended February 28,
	2010	2009
	(In millions, except per share
	amounts; shares in thousands)
Numerator for Basic and Diluted EPS:
(Loss) income from continuing operations	$(9.9)	$23.2
Income (loss) from discontinued operations, net of income taxes	1.0	(3.8)

Net (loss) income for basic earnings per share	(8.9)	19.4
Interest on 4% Notes	—	1.3

Net (loss) income available to common shareholders, as adjusted for diluted earnings per share	$(8.9)	$20.7

Denominator for Basic and Diluted EPS:
Basic weighted average shares	58,495	58,284
Effect of:
4% Notes	—	8,101

Diluted weighted average shares	58,495	66,385

Basic:
(Loss) income per share from continuing operations	$(0.17)	$0.40
Income (loss) per share from discontinued operations, net of income taxes	0.02	(0.07)

Net (loss) income per share	$(0.15)	$0.33

Diluted:
(Loss) income per share from continuing operations	$(0.17)	$0.37
Income (loss) per share from discontinued operations, net of income taxes	0.02	(0.06)

Net (loss) income per share	$(0.15)	$0.31

     The following table sets forth the potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive:

	Three months ended February 28,
	2010	2009
	(In thousands)
4% Contingent Convertible Subordinated Notes (“4% Notes”) (1)	4,591	—
4.0625% Convertible Subordinated Debentures (“4 1/16% Debentures”) (2)	17,034	—
Employee stock options	1,169	1,325
Restricted stock awards	287	15

Total potentially dilutive securities	23,081	1,340

(1)	In January 2010, the Company redeemed $124.7 million principal amount of 4% Notes which were presented to the Company for payment (see Note 6).

(2)	In December 2009, the Company issued $200.0 million in aggregate principal amount of 4 1/16% Debentures in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (see Note 6).
     The Company’s 2 1/4% Debentures were not included in the computation of diluted earnings per share because the market price of the common stock did not exceed the conversion price and only the conversion premium for these debentures is settled in common shares.

3. Stock Based Compensation
     Total stock-based compensation (benefit) expense by type of award for the first quarter of fiscal 2010 and 2009 was as follows:

	Three months ended February 28
	2010	2009
	(In millions)
Stock appreciation rights	$(1.6)	$0.1
Stock options	—	—
Restricted stock, service based	0.1	—
Restricted stock, performance based	—	—

Total stock-based compensation (benefit) expense	$(1.5)	$0.1

     The Company’s common stock market price declined from November 30, 2009 resulting in a reduction in the fair value of the stock appreciation rights as of February 28, 2010.
4. Income Taxes
     The income tax provision of $4.2 million in the first quarter of fiscal 2010 is primarily related to current federal alternative minimum taxes of $1.7 million, current state taxes of $1.1 million, and deferred taxes of $1.4 million related to the amortization of goodwill.
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
5. Balance Sheet Accounts
a. Fair Value of Financial Instruments
     The accounting standards use a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following are measured at fair value:

		Fair value measurement at February 28, 2010
		Quoted Prices in	Significant	Quoted Prices in
		Active Markets	Other	Active Markets
		for Identical	Observable	for Identical
		Assets	Inputs	Assets
	Total	(Level 1)	(Level 2)	(Level 3)
	(In millions)
Money market funds	$144.0	$144.0	$—	$—
Commercial paper	54.9	—	54.9	—

Total	$198.9	$144.0	$54.9	$—

     As of November 30, 2009, the Company’s only financial instruments, other than investments held by its defined benefit pension plan, were the Company’s investments in Level 1 money market funds. The estimated fair value and carrying value of the Company’s investments in money market funds was $136.2 million, including $20.2 million net money market funds in the grantor trust, as of November 30, 2009.

     As of February 28, 2010, a summary of cash and cash equivalents, restricted cash, marketable securities, and grantor trust by financial instrument was as follows:

		Cash and	Money Market	Commercial
	Total	Cash Equivalents	Funds	Paper
	(In millions)
Cash and cash equivalents	$139.1	$5.3	$123.8	$10.0
Restricted cash. (1)	67.3	67.3	—	—
Marketable securities	44.9	—	—	44.9
Grantor trust (2)	20.2	—	20.2	—

(1)	As of February 28, 2010, the Company had $67.3 million of restricted cash related to the proceeds from the 4 1/16% Debentures that will be used to repurchase a portion of its outstanding convertible subordinated notes and senior subordinated notes, subject to certain conditions.

(2)	Includes $1.6 million in accrued amounts reimbursable to the Company.
     The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities. The estimated fair value and principal amount for the Company’s long-term debt is presented below:

	Fair Value		Principal Amount
	February 28,	November 30,	February 28,	November 30,
	2010	2009	2010	2009
	(In millions)
Term loan	$49.2	$62.8	$51.5	$68.3
9 1/2% Senior Subordinated Notes (“9 1/2% Notes”)	98.9	96.0	97.5	97.5
4% Notes	0.3	124.7	0.3	125.0
2 1/4% Debentures (1)	125.2	131.0	146.4	146.4
4 1/16% Debentures	160.0	—	200.0	—
Other debt	0.7	1.4	0.7	1.4

	$434.3	$415.9	$496.4	$438.6

(1)	Excludes the debt discount of $15.0 million and $17.0 million as of February 28, 2010 and November 30, 2009, respectively.
     The fair values of the term loan, 9 1/2% Notes, 4% Notes, 2 1/4% Debentures, and 4 1/16% Debentures were determined using broker quotes that are based on open markets of the Company’s debt securities as of February 28, 2010 and November 30, 2009, respectively. The fair value of the remaining debt was determined to approximate carrying value.
b. Marketable Securities
     As of February 28, 2010, the Company’s short-term available-for-sale investments were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In millions)
Commercial paper	$54.9	$—	$—	$54.9
     As of February 28, 2010, of the total estimated fair value, $10.0 million was classified as cash and cash equivalents because the remaining maturity at date of purchase was less than three months and $44.9 million was classified as marketable securities. At February 28, 2010, the contractual maturities of the Company’s available-for-sale marketable securities were less than one year.

c. Accounts Receivable

	February 28,	November 30,
	2010	2009
	(In millions)
Billed	$59.7	$83.0
Unbilled	35.9	29.9

Total receivables under long-term contracts	95.6	112.9
Other receivables	0.7	3.4

Accounts receivable	$96.3	$116.3

d. Inventories

	February 28,	November 30,
	2010	2009
	(In millions)
Long-term contracts at average cost	$213.2	$212.2
Progress payments	(162.7)	(153.6)

Total long-term contract inventories	50.5	58.6

Raw materials	0.3	0.3
Work in progress	1.8	2.9
Finished goods	0.7	—

Total other inventories	2.8	3.2

Inventories	$53.3	$61.8

e. Property, Plant and Equipment, net

	February 28,	November 30,
	2010	2009
	(In millions)
Land	$33.2	$33.2
Buildings and improvements	149.6	148.9
Machinery and equipment	377.8	376.6
Construction-in-progress	9.7	7.4

	570.3	566.1
Less: accumulated depreciation	(441.1)	(436.2)

Property, plant and equipment, net	$129.2	$129.9

f. Other Noncurrent Assets, net

	February 28,	November 30,
	2010	2009
	(In millions)
Receivable from Northrop Grumman Corporation (see Note 7(c))	$53.9	$53.4
Deferred financing costs	11.2	6.1
Other	27.7	32.1

Other noncurrent assets, net	$92.8	$91.6

     During the first quarter of fiscal 2010, the Company began classifying the amortization of deferred financing costs as a component of interest expense and the prior period has been conformed to current year’s presentation. Amortization of deferred financing costs was previously reported as a component of amortization expense. Accordingly, during the first quarter of fiscal 2010 and 2009, interest expense includes $1.2 million and $1.3 million, respectively, of non-cash amortization of deferred financing costs.

g. Other Current Liabilities

	February 28,	November 30,
	2010	2009
	(In millions)
Accrued compensation and employee benefits	$50.2	$47.8
Legal settlements	10.8	11.4
Interest payable	4.4	6.1
Contract loss provisions	4.6	3.0
Deferred revenue	1.9	2.2
Income tax payable	0.1	—
Other	35.7	37.0

Other current liabilities	$107.7	$107.5

h. Other Noncurrent Liabilities

	February 28,	November 30,
	2010	2009
	(In millions)
Legal settlements	$12.7	$18.9
Conditional asset retirement obligations	14.2	13.6
Deferred revenue	10.3	10.4
Deferred compensation	6.6	7.1
Other	4.5	4.1

Other noncurrent liabilities	$48.3	$54.1

i. Accumulated Other Comprehensive Loss, Net of Income Taxes

	February 28,	November 30,
	2010	2009
	(In millions)
Actuarial losses, net	$(344.7)	$(358.4)
Prior service credits	4.6	4.6

Accumulated other comprehensive loss, net of income taxes	$(340.1)	$(353.8)

     During the first quarter of fiscal 2010 and 2009, the Company had comprehensive income of $4.8 million and $19.0 million, respectively.
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

6. Long-term Debt

	February 28,	November 30,
	2010	2009
	(In millions)
Term loan, bearing interest at variable rates (rate of 2.51% as of February 28, 2010), payable in quarterly installments of $0.1 million plus interest, maturing in April 2013	$51.5	$68.3

Total senior debt	51.5	68.3

Senior subordinated notes, bearing interest at 9.50% per annum, interest payments due in February and August, maturing in August 2013	97.5	97.5

Total senior subordinated notes	97.5	97.5

Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in November 2024, net of debt discount	131.4	129.4
Contingent convertible subordinated notes, bearing interest at 4.00% per annum, interest payments due in January and July, maturing in January 2024	0.3	125.0
Convertible subordinated debentures, bearing interest at 4.0625% per annum, interest payments due in June and December, maturing in December 2034	200.0	—

Total convertible subordinated notes	331.7	254.4

Promissory note, bearing interest at 5% per annum, payable in annual installments of $0.7 million plus interest, maturing in January 2011	0.7	1.4

Total other debt	0.7	1.4

Total debt	481.4	421.6
Less: Amounts due within one year	(1.2)	(17.8)

Total long-term debt	$480.2	$403.8

     See Note 15 for recent changes to the Company’s capital structure.
$280 million senior credit facility (“Senior Credit Facility”)
     The Company’s Senior Credit Facility provides for an $80.0 million revolving credit facility (“Revolver”) and a $200.0 million credit-linked facility, consisting of a $125.0 million letter of credit subfacility and a $75.0 million term loan subfacility. On May 1, 2009, the Company entered into the First Amendment and Consent (the “Amendment”) to the Company’s existing Amended and Restated Credit Agreement, originally entered into as of June 21, 2007, by and among the Company, as borrower, the subsidiaries of the Company from time to time party thereto, as guarantors, the lenders from time to time party thereto and Wachovia Bank, National Association, as administrative agent for the lenders, as amended to date (the “Credit Agreement”). Snappon SA, a French subsidiary of the Company, that is neither a Credit Party nor Significant Subsidiary (as defined under the Credit Agreement) and has no operations, has had legal judgments rendered against it under French law, aggregating €2.9 million plus interest related to wrongful discharge claims by certain former employees of Snappon SA. Under the Amendment, the Required Lenders (as defined under the Credit Agreement) agreed (i) that an event of default will not be triggered with respect to the legal judgments rendered against Snappon SA, unless the judgments equal or exceed $10.0 million and shall not have been paid and satisfied, vacated, discharged, stayed or bonded pending appeal within thirty (30) days from the entry thereof and (ii) to consent to the commencement of voluntary or involuntary bankruptcy, insolvency or similar proceedings with respect to Snappon SA and that any such proceeding would not constitute an Event of Default under the Credit Agreement. Additionally, the Company agreed to temporarily reduce its borrowing availability under the Revolver from $80.0 million to $60.0 million commencing on May 1, 2009 and ending on the earlier of (i) the date on which an amendment that permits the renewal, refinancing, or extension of the 4% Notes has been approved by the Required Lenders or (ii) the date on which the Company redeems the 4% Notes in accordance with the terms of the Credit Agreement.
     As of February 28, 2010, the borrowing limit under the Revolver was $80.0 million with all of it available. Also as of February 28, 2010, the Company had $84.8 million outstanding letters of credit under the $125.0 million letter of credit subfacility and had permanently reduced the amount of its term loan subfacility to the $51.5 million outstanding.
     During the first quarter of fiscal 2010, the Company made a required principal payment of $16.6 million on the term loan subfacility due to the excess cash flow prepayment provisions of the Credit Agreement. In the event that the leverage ratio is less than or equal to 3.0 to 1.0, as defined, at the end of any fiscal year during the term of the Senior Credit Facility, no excess cash flow pre-payment would be required under this provision.
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

	Actual Ratios as of	Required Ratios
Financial Covenant	February 28, 2010	December 1, 2009 and thereafter
Interest coverage ratio	3.90 to 1.00	Not less than: 2.25 to 1.00
Leverage ratio	4.13 to 1.00	Not greater than: 5.50 to 1.00
     The Company was in compliance with its financial and non-financial covenants as of February 28, 2010.
9 1/2% Senior Subordinated Notes
     As of February 28, 2010, the Company had $97.5 million outstanding of principal amount of its 9 1/2% Notes which mature in August 2013. Interest on the 9 1/2% Notes accrues at a rate of 9.50% per annum and is payable in February and August. All or any portion of the 9 1/2% Notes may be redeemed by the Company at any time on or after August 15, 2008 at redemption prices beginning at 104.75% of the principal amount and reducing to 100% of the principal amount by August 15, 2011.
     If the Company undergoes a change of control (as defined in the 9 1/2% Notes indenture) or sells assets, it may be required to offer to purchase the 9 1/2% Notes from the holders of such notes.
     The 9 1/2% Notes are non-collateralized and subordinated to all of the existing and future senior indebtedness, including borrowings under its Senior Credit Facility. The 9 1/2% Notes rank senior to the 4% Notes, 2 1/4% Debentures, and the 4 1/16% Debentures. The 9 1/2% Notes are guaranteed by the Company’s material domestic subsidiaries. Each subsidiary guarantee is non-collateralized and subordinated to the respective subsidiary’s existing and future senior indebtedness, including guarantees of borrowings under the Senior Credit Facility. The 9 1/2% Notes and related guarantees are effectively subordinated to the Company’s and the subsidiary guarantors’ collateralized debt and to any and all debt and liabilities, including trade debt of the Company’s non-guarantor subsidiaries.
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
2 1/4% Convertible Subordinated Debentures
     As of February 28, 2010, the Company had $146.4 million outstanding of principal amount of its 2 1/4% Debentures. Interest on the 2 1/4% Debentures accrues at a rate of 2.25% per annum and is payable in May and November. The 2 1/4% Debentures are general unsecured obligations and rank equal in right of payment to all of the Company’s other existing and future subordinated indebtedness, including the 4 1/16% Debentures and 4% Notes. The 2 1/4% Debentures rank junior in right of payment to all of the Company’s existing and future senior indebtedness, including all of its obligations under its Senior Credit Facility and all of its existing and future senior subordinated indebtedness, including the Company’s outstanding 9 1/2% Notes. In addition, the 2 1/4% Debentures are effectively subordinated to any of the Company’s collateralized debt and to any and all debt and liabilities, including trade debt of its subsidiaries.
     Each $1,000 principal of the 2 1/4% Debentures is convertible at each holder’s option, into cash and, if applicable, the Company’s common stock at an initial conversion price of $20 per share (subject to adjustment as provided in the indenture governing the 2 1/4% Debentures) only if: (i) during any fiscal quarter the closing price of the common stock for at least twenty (20) trading days in the thirty (30) consecutive trading day period ending on the last trading day of the preceding fiscal quarter exceeds 130% of the conversion price; (ii) the Company has called the 2 1/4% Debentures for redemption and redemption has not yet occurred; (iii) subject to certain exceptions, during the five (5) business days after any five (5) consecutive trading day period in which the trading price per

$1,000 principal amount of the 2 1/4% Debentures for each day of such period is less than 95% of the product of the common stock price on that day multiplied by the conversion rate then in effect; (iv) specified corporate transactions have occurred; or (v) occurrence of a transaction or event constituting a designated event. The Company may be required to pay a make-whole premium in shares of common stock and accrued but unpaid interest if the 2 1/4% Debentures are converted in connection with certain specified designated events occurring on or prior to November 20, 2011. The initial conversion rate of 50 shares for each $1,000 principal amount of the 2 1/4% Debentures is equivalent to a conversion price of $20 per share, subject to certain adjustments. None of these events has occurred subsequent to the issuance of the debentures.
     In the event of conversion of the 2 1/4% Debentures, the Company will deliver, in respect of each $1,000 principal amount of 2 1/4% Debentures tendered for conversion, (1) an amount in cash (“principal return”) equal to the lesser of (a) the principal amount of the converted 2 1/4% Debentures and (b) the conversion value (such value equal to the conversion rate multiplied by the average closing price of common shares over a ten (10) consecutive-day trading period beginning on the second trading day following the day the Debentures are tendered) and (2) if the conversion value is greater than the principal return, an amount in common shares, with a value equal to the difference between the conversion value and the principal return. Fractional shares will be paid in cash.
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
     As of December 1, 2009 the Company adopted the new accounting standards which applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. The Company’s adoption of this guidance affects its 2 1/4% Debentures and requires the issuer of convertible debt instruments to separately account for the liability (debt) and equity (conversion option) components of such instruments and retrospectively adjust the financial statements for all periods presented. The fair value of the liability component shall be determined based on the market rate for similar debt instruments without the conversion feature and the residual between the proceeds and the fair value of the liability component is recorded as equity at the time of issuance. Additionally, the pronouncement requires transactions cost to be allocated on the same percentage as the liability and equity components.
     The Company calculated the carrying value of the liability component at issuance as the present value of its cash flows using a discount rate of 8.86%. The carrying value of the liability component was determined to be $97.5 million. The equity component, or debt discount, of the notes was determined to be $48.9 million. The debt discount is being amortized over the period from the issuance date through November 20, 2011 as a non-cash charge to interest expense. As of February 28, 2010, the remaining term of the 2 1/4% Debentures is 1.9 years.
     The $4.9 million of costs incurred in connection with the issuance of the 2 1/4% Debentures were capitalized and bifurcated into deferred financing costs of $3.3 million and equity issuance costs of $1.6 million. The deferred financing costs are being amortized to interest expense from the issuance date through November 20, 2011. As of February 28, 2010, the unamortized portion of the deferred financing costs related to the 2 1/4% Debentures was $1.4 million and was included in other non-current assets on the unaudited condensed consolidated balance sheets.

     The following table presents the carrying amounts of the liability and equity components:

	February 28,	November 30,
	2010	2009
	(In millions)
Carrying amount of equity component, net of equity issuance costs	$47.3	$47.3

Principal amount of 2 1/4% Debentures	$146.4	$146.4
Unamortized debt discount	(15.0)	(17.0)

Carrying amount of liability component	$131.4	$129.4

     The following table presents the interest expense components for the 2 1/4% Debentures:

	Three months ended February 28,
	2010	2009
	(In millions)
Interest expense-contractual interest	$0.8	$0.8
Interest expense-amortization of debt discount	2.0	1.9
Interest expense-amortization of deferred financing costs	0.2	0.2
Effective interest rate	8.9%	8.9%
4% Contingent Convertible Subordinated Notes
     As of February 28, 2010, the Company had $0.3 million outstanding of principal amount of its 4% Notes which mature in November 2024. Interest on the 4% Notes accrues at a rate of 4.00% per annum and is payable on January 16 and July 16, beginning July 16, 2004. In addition, contingent interest is payable during any six-month period, commencing with the six-month period beginning January 16, 2008, if the average market price of a 4% Note for the five (5) trading days ending on the third trading day immediately preceding the relevant six-month period equals 120% or more of the principal amount of the notes. Contingent interest has not been payable subsequent to the issuance of the 4% Notes.
     In January 2010, the Company redeemed $124.7 million principal amount of its 4% Notes which were presented to the Company for payment.
4.0625% Convertible Subordinated Debentures
     In December 2009, the Company issued $200.0 million in aggregate principal amount of 4 1/16% Debentures in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The 4 1/16% Debentures mature on December 31, 2039, subject to earlier redemption, repurchase, or conversion. Interest on the 4 1/16% Debentures accrues at 4.0625% per annum and is payable semiannually in arrears on June 30 and December 31 of each year, beginning June 30, 2010 (or if any such day is not a business day, payable on the following business day), and the Company may elect to pay interest in cash or, generally on any interest payment that is at least one year after the original issuance date of the 4 1/16% Debentures, in shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s option, subject to certain conditions.
     The 4 1/16% Debentures are general unsecured obligations of the Company and rank equal in right of payment to all of the Company’s other existing and future unsecured subordinated indebtedness, including the 4% Notes and 2 1/4% Debentures. The 4 1/16% Debentures rank junior in right of payment to all of the Company’s existing and future senior indebtedness, including all of its obligations under its Senior Credit Facility and all of its existing and future senior subordinated indebtedness, including the Company’s outstanding 9 1/2% Notes. In addition, the 4 1/16% Debentures are effectively subordinated to any of the Company’s collateralized debt, to the extent of such collateral, and to any and all debt and liabilities including trade debt of its subsidiaries.
     Each holder of the 4 1/16% Debentures may convert its 4 1/16% Debentures into shares of the Company’s common stock at a conversion rate of 111.0926 shares per $1,000 principal amount, representing a conversion price of approximately $9.00 per share, subject to adjustment. In addition, if the holders elect to convert their 4 1/16% Debentures in connection with the occurrence of certain fundamental changes to the Company as described in the indenture, the holders will be entitled to receive additional shares of common stock upon conversion in some circumstances. Upon any conversion of the 4 1/16% Debentures, subject to certain exceptions, the holders will not receive any cash payment representing accrued and unpaid interest.
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
     Each holder may require the Company to repurchase all or part of its 4 1/16% Debentures on December 31, 2014, 2019, 2024, 2029 and 2034 (each, an “optional repurchase date”) at an optional repurchase price equal to (1) 100% of their principal amount plus (2) accrued and unpaid interest, if any, up to, but excluding, the date of repurchase. The Company may elect to pay the optional repurchase price in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option, subject to certain conditions.
     If a fundamental change to the Company, as described in the indenture governing the 4 1/16% Debentures, occurs prior to maturity, each holder will have the right to require the Company to purchase all or part of its 4 1/16% Debentures for cash at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, up to, but excluding, the repurchase date.
     If the Company elects to deliver shares of its common stock as all or part of any interest payment, any make-whole premium or any optional repurchase price, such shares will be valued at the product of (x) the price per share of the Company’s common stock determined during: (i) in the case of any interest payment, the twenty (20) consecutive trading days ending on the second trading day immediately preceding the record date for such interest payment; (ii) in the case of any make-whole premium payable as part of the redemption price, the twenty (20) consecutive trading days ending on the second trading day immediately preceding the redemption date; and (iii) in the case of any optional repurchase price, the forty (40) consecutive trading days ending on the second trading day immediately preceding the optional repurchase date; (in each case, the “averaging period” with respect to such date) using the sum of the daily price fractions (where “daily price fraction” means, for each trading day during the relevant averaging period, 5% in the case of any interest payment or any make-whole premium or 2.5% in the case of any optional repurchase, multiplied by the daily volume weighted average price per share of the Company’s common stock for such day), multiplied by (y) 97.5%. The Company will notify holders at least five (5) business days prior to the start of the relevant averaging period of the extent to which the Company will pay any portion of the related payment using shares of common stock.
     Issuance of the 4 1/16% Debentures generated net proceeds of $194.1 million, which were used to repurchase $124.7 million of the 4% Notes and $2.1 million of other debt related costs. The remaining $67.3 million of proceeds is legally restricted by the indenture of the 4 1/16% Debentures to be used to repurchase a portion of the Company’s outstanding convertible subordinated notes and senior subordinated notes, subject to certain conditions, and other debt related costs.
7. Commitments and Contingencies
a. Legal Proceedings
     The Company and its subsidiaries are subject to legal proceedings, including litigation in U.S. federal and state courts, which arise out of, and are incidental to, the ordinary course of the Company’s on-going and historical businesses. The Company is also subject from time to time to governmental investigations by federal and state agencies. The Company cannot predict the outcome of such proceedings with any degree of certainty. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than when the ultimate loss is known, and are refined each quarterly reporting period as additional information becomes known. For legal settlements where there is no stated amount for interest, the Company will estimate an interest factor and discount the liability accordingly.
Groundwater Cases
     In October 2002, Aerojet and approximately 65 other individual and corporate defendants were served with four civil suits filed in the U.S. District Court for the Central District of California that seek recovery of costs allegedly incurred or to be incurred in response to the contamination present at the South El Monte Operable Unit (“SEMOU”) of the San Gabriel Valley Superfund site. The cases are denominated as follows: The City of Monterey Park v. Aerojet-General Corporation, et al., (CV-02-5909 ABC (RCx)); San Gabriel Basin Water Quality Authority v. Aerojet-General Corporation, et al., (CV-02-4565 ABC (RCx)); San Gabriel Valley Water Company v. Aerojet-General Corporation, et al., (CV-02-6346 ABC (RCx)); and Southern California Water Company v. Aerojet-General Corporation, et al., (CV-02-6340 ABC (RCx)). The cases have been coordinated for ease of administration by the court. The plaintiffs’ claims against Aerojet are based upon allegations of discharges from a former site in the El Monte area, as more fully discussed below under the headings “San Gabriel Valley Basin, California Site” — “South El Monte Operable Unit.” The total cost estimate to implement projects under the Unilateral Administrative Order (“UAO”) prepared by the EPA and the water entities is approximately $90 million. Aerojet investigations do not identify a credible connection between the contaminants identified by the plaintiff water entities in the SEMOU and those detected at Aerojet’s former facility located in El Monte, California, near the SEMOU (“East Flair Drive site”). Aerojet has filed third-party complaints against several water entities on the basis that they introduced perchlorate-containing Colorado River water into the basin. Those water entities have filed motions to dismiss Aerojet’s complaints. The motions as well as discovery have been stayed until April 12, 2010, pending efforts to resolve the litigation through mediation. During the period in which the litigation has been stayed, EPA, the California Department of Toxic Substances Control (“DTSC”) and the plaintiff water entities have reached settlements through the mediation process with various of the parties sued, which have been brought to the Federal District Court for approval. Certain of the settlements have been challenged by Aerojet and other defendants and are not finally resolved.
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
     In December 2007, Aerojet was named as a defendant in a lawsuit brought by six individuals who allegedly resided in the vicinity of Aerojet’s Sacramento facility. The case is entitled Caldwell et al. v. Aerojet-General Corporation, Case No. 34-2000-00884000CU-TT-GDS, Sacramento County (CA) Superior Court and was served on April 3, 2008. Plaintiffs allege that Aerojet contaminated groundwater to which plaintiffs were exposed and which caused plaintiffs illness and economic injury. Plaintiffs filed two subsequent amended complaints, naming additional plaintiffs. Aerojet filed a demurrer to the second amended complaint, which was denied by the trial court in December 2008. The court held that the issue as to whether the plaintiffs were on actual notice of the potential source of their injuries is an issue of fact that cannot be resolved on demurrer. Aerojet’s subsequent Petition for a Writ of Mandate filed with the California Court of Appeal Third District, seeking reversal of the court’s ruling on the demurrer was denied without comment. Aerojet will continue to seek dismissal of those claims at the trial court level. On December 29, 2009, plaintiffs served a Third Amended Complaint, adding four additional plaintiffs to the action, which brings the total number of individuals on whose behalf suit has been filed to eighteen. Aerojet filed an answer to the third amended complaint, denying liability. Discovery is continuing. The Company is unable to make a reasonable estimate of the future costs of these claims.
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
     In April 2008, SCWA unilaterally terminated the Agreement. Subsequent to this unilateral termination of the Agreement, the Company and The Boeing Company (“Boeing,” successor to the McDonnell Douglas Corporation (“MDC”)), the former owner of the Inactive Rancho Cordova Test Site (“IRCTS”), entered into negotiations with SCWA in an attempt to resolve matters and reach a new agreement. Additionally, SCWA and Aerojet entered into a tolling agreement through June 30, 2009 tolling any suits or claims arising from environmental contamination or conditions on the former IRCTS property.
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
     As of February 28, 2010, there was one vinyl chloride case pending against the Company which involves an employee at a facility owned or operated by others. The Company is unable to make a reasonable estimate of the future cost of the pending claim. Accordingly, no estimate of future liability has been accrued.
Asbestos Litigation
     The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases have been filed in Madison County, Illinois and San Francisco, California. There were 136 asbestos cases pending as of February 28, 2010.
     Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued for such contingencies.
Snappon SA Wrongful Discharge Claims
     In November 2003, the Company announced the closing of a manufacturing facility in Chartres, France owned by Snappon SA, a subsidiary of the Company, previously involved in the automotive business. In accordance with French law, Snappon SA negotiated with the local works’ council regarding the implementation of a social plan for the employees. Following the implementation of the social plan, approximately 188 of the 249 former Snappon employees sued Snappon SA in the Chartres Labour Court alleging wrongful discharge. The claims were heard in two groups. On February 19, 2009, the Versailles Court of Appeal issued a decision in favor of Group 2 plaintiffs and based on this, the Court awarded €1.9 million plus interest. On April 7, 2009, the Versailles Court of Appeal issued a decision in favor of Group 1 plaintiffs and based on this, the Court awarded €1.0 million plus interest. During the second quarter of fiscal 2009, Snappon SA filed for declaration of suspensions of payments with the clerk’s office of the Paris Commercial Court, and the claims will likely be discharged through those proceedings.
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

     On January 6, 2010, the Company received a subpoena duces tecum from the Defense Criminal Investigative Service of the Office of the Inspector General of the DoD requesting that the Company produce a variety of documents pertaining to the allowability of certain costs under its contracts with the DoD from October 1, 2003 to the present. The Company is currently unable to predict what the outcome of the investigation will be or the impact, if any, the investigation may have on the Company’s operating results, financial condition, and/or cash flows. The Company intends to cooperate fully with the investigation and is responding to the subpoena.
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
     As of February 28, 2010, the aggregate range of these anticipated environmental costs was $221.8 million to $428.3 million and the accrued amount was $221.8 million. See Note 7(c) for a summary of the environmental reserve activity for the first quarter of fiscal 2010. Of these accrued liabilities, approximately 68% relates to the Sacramento, California site and approximately 22% to the Baldwin Park Operable Unit of the San Gabriel Valley, California site. Each of those two sites is discussed below. The balance of the accrued liabilities relates to other sites for which the Company’s obligations are probable and estimable.
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
     Aerojet is involved in various stages of soil and groundwater investigation, remedy selection, design, and remedy construction associated with the operable units. In 2002, the U.S. EPA issued a UAO requiring Aerojet to implement the U.S. EPA-approved remedial action in the Western Groundwater Operable Unit. An identical order was issued by the California Regional Water Quality Control Board, Central Valley (“Central Valley RWQCB”). Construction of the remedy specified in the UAO is anticipated to be completed in fiscal 2010. Aerojet submitted a final Remedial Investigation/Feasibility Study for the Perimeter Groundwater Operable

Unit in 2008, for which the U.S. EPA will issue a record of decision sometime in the future. Aerojet submitted a draft Remedial Investigation/Feasibility Study for the Boundary Operable Unit in 2008. The remaining operable units are under various stages of investigation.
     Until March 2008, the entire southern portion of the site known as Rio Del Oro was under state orders issued in the 1990s from the DTSC to investigate and remediate environmental contamination in the soils and the Central Valley RWQCB to investigate and remediate groundwater environmental contamination. On March 14, 2008, the DTSC released all but approximately 400 acres of the Rio Del Oro property from DTSC’s environmental orders regarding soil contamination. Aerojet expects the approximately 400 acres of Rio Del Oro property that remain subject to the DTSC orders to be released once the soil remediation has been completed. The Rio Del Oro property remains subject to the Central Valley RWQCB’s orders to investigate and remediate groundwater environmental contamination emanating offsite from such property. Aerojet leased the Rio Del Oro property to Douglas Aircraft for rocket assembly and testing from 1957 to 1961 and sold approximately 4,000 acres, including the formerly leased portion, to Douglas Aircraft in 1961. Aerojet reacquired the property in 1984 from MDC, the successor to Douglas Aircraft. As a result, the state orders referenced above were issued to both MDC and Aerojet. Aerojet and Boeing are actively remediating soil on portions of the property as well as on-site and off-site groundwater contamination. Following lengthy settlement negotiations, Aerojet and Boeing executed a confidential Partial Settlement and Mutual Release on August 13, 2009 which established final cost allocations with respect to environmental projects associated with the site, and also defined responsibilities with respect to future costs and environmental projects.
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
     On August 29, 2003, the U.S. EPA issued a UAO against Aerojet and approximately 40 other parties requiring them to conduct the remedial design and remedial action in the SEMOU. The impact of the UAO on the recipients is not clear as much of the remedy is already being implemented by the water entities. The cost estimate to implement projects under the UAO prepared by the U.S. EPA and the water entities is approximately $90 million. The Company is working diligently with the U.S. EPA and the other PRPs to resolve this matter and ensure compliance with the UAO. The Company’s share of responsibility has not yet been determined. The status of the negotiations with the U.S. EPA is further described in Note 7(a).
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
     A summary of the Company’s environmental reserve activity is shown below:

	November 30,	2010	2010	February 28,
	2009	Additions	Expenditures	2010
	(In millions)
Aerojet
Sacramento	$152.5	$2.6	$(3.3)	$151.8
BPOU	47.8	0.5	(0.3)	48.0
Other Aerojet sites	10.8	0.4	(0.3)	10.9

	211.1	3.5	(3.9)	210.7

Other Sites	11.6	0.2	(0.7)	11.1

Environmental Reserve	$222.7	$3.7	$(4.6)	$221.8

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

Pre-Close Environmental Costs	$20.0
Amount spent through February 28, 2010	(9.8)
Amount included as a component of reserves for environmental remediation costs in the unaudited condensed consolidated balance sheet as of February 28, 2010	(1.0)

Remaining Pre-Close Environmental Costs	$9.2

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
     Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations, with excess reimbursable amounts carried forward to subsequent periods, and the total reimbursements are limited to a ceiling of $189.7 million over the term of the agreement, which ends in 2028. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through February 28, 2010	(76.2)

Potential future cost reimbursements available	113.5
Receivable from Northrop in excess of the annual limitation included as a component of other noncurrent assets in the unaudited condensed consolidated balance sheet as of February 28, 2010	(53.9)
Amounts recoverable from Northrop in future periods included as a component of recoverable from the U.S. government and other third parties for environmental remediation costs in the unaudited condensed consolidated balance sheet as of February 28, 2010	(54.2)

Potential future recoverable amounts available under the Northrop Agreement	$5.4

     The Company believes it may reach the cumulative limitation under the Northrop Agreement during fiscal 2010. While the Company is seeking an arrangement with the U.S. government to recover environmental expenditures in excess of the current reimbursement ceiling identified in the Northrop Agreement, there can be no assurances that such a recovery will be obtained, or if not obtained, that such unreimbursed environmental expenditures will not have a materially adverse effect on the Company’s operating results, financial condition, and/or cash flows.
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

			Total	Charge to
			Estimated	Unaudited
	Estimated	Estimated	Recoverable	Condensed	Total
	Recoverable	Recoverable	Amounts Under	Consolidated	Environmental
	Amounts from	Amounts from	U.S. Government	Statement of	Reserve
	Northrop	U.S. Government	Contracts	Operations	Additions
(In millions)
Three months ended February 28, 2010	$0.8	$2.5	$3.3	$0.4	$3.7
Three months ended February 28, 2009	1.2	3.5	4.7	0.2	4.9
8. Redeemable Common Stock
     The Company inadvertently failed to register with the SEC the issuance of certain of its common shares in its defined contribution 401(k) employee benefit plan (the “Plan”). As a result, certain Plan participants who purchased such securities pursuant to the Plan may have the right to rescind certain of their purchases for consideration equal to the purchase price paid for the securities (or if such security has been sold, to receive consideration with respect to any loss incurred on such sale) plus interest from the date of purchase. As of February 28, 2010 and November 30, 2009, the Company has classified 0.5 million and 0.6 million shares, respectively, as redeemable common stock because the redemption features are not within the control of the Company. The Company may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares. These shares have always been treated as outstanding for financial reporting purposes. In June 2008, the Company filed a registration statement on Form S-8 to register future transactions in the GenCorp Stock Fund in the Plan. The Company intends to make a registered rescission offer to eligible plan participants. During the first quarter of fiscal 2010 and 2009, the Company recorded a charge of $0.2 million and $0.4 million, respectively, for realized losses and interest associated with this matter.
9. Arrangements with Off-Balance Sheet Risk
     As of February 28, 2010, arrangements with off-balance sheet risk consisted of:
     — $84.8 million in outstanding commercial letters of credit expiring within the next twelve months, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.
     — Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to U.S. government agencies for environmental remediation activities.
     — Up to $1.4 million of reimbursements to Granite Construction Company (“Granite”) if the Company requests Granite to cease mining operations on certain portions of the Sacramento Land.
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
     The Company also issues purchase orders and make other commitments to suppliers for equipment, materials, and supplies in the normal course of business. These purchase commitments are generally for volumes consistent with anticipated requirements to fulfill purchase orders or contracts for product deliveries received, or expected to be received, from customers and would be subject to reimbursement if a cost-plus contract were terminated.
10. Retirement Benefits
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
     The Pension Protection Act (“PPA”), enacted in August 2006, requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the funded status of the plan as of specified measurement dates. The funded ratio as of November 30, 2008 under the PPA for the Company’s defined benefit pension plan was 93% which was above the 92% ratio required under the PPA, as amended. The required ratio to be met as of the Company’s November 30, 2009 measurement date is 94%. During the fourth quarter of fiscal 2009, the Company made a voluntary contribution of $4.4 million to improve the plan’s PPA funded status as of November 30, 2009, although there can be no assurance that the amount of this contribution will be sufficient to meet the required ratio. The final calculated PPA funded ratio as of November 30, 2009 is expected to be completed in the second half of fiscal 2010.
     The funded status of the pension plan may be adversely affected by the investment experience of the plan’s assets, by any changes in U.S. law, and by changes in the statutory interest rates used by “tax-qualified” pension plans in the U.S. to calculate funding requirements. Accordingly, if the performance of the Company’s plan’s assets does not meet our assumptions, if there are changes to the IRS regulations or other applicable law or if other actuarial assumptions are modified, the future contributions to the Company’s underfunded pension plan could be higher than the Company expects. In addition, changes to the discount rate used to measure pension liabilities could adversely affect the funded status of the plan. Significant cash contribution requirements to the Company’s pension plan may adversely affect the Company’s ability to meet certain covenants under its Credit Agreement which, absent an amendment or refinancing, would result in a default under the Credit Agreement and cross defaults on other debt instruments.

     Medical and Life Benefits — The Company provides medical and life insurance benefits (“postretirement benefits”) to certain eligible retired employees, with varied coverage by employee group. Medical and life benefit obligations are unfunded.
     Components of retirement benefit expense (benefit) are:

	Pension Benefits		Postretirement Benefits
		Three months ended
	February 28,	February 28,	February 28,	February 28,
	2010	2009	2010	2009
	(In millions)
Service cost	$1.1	$3.1	$0.1	$0.1
Interest cost on benefit obligation	21.5	22.3	1.0	1.2
Assumed return on plan assets	(26.9)	(25.9)	—	—
Recognized net actuarial losses (gains)	14.7	(0.2)	(1.0)	(2.0)

Retirement benefit expense (benefit)	$10.4	$(0.7)	$0.1	$(0.7)

11. Discontinued Operations
     In November 2003, the Company announced the closing of a GDX manufacturing facility in Chartres, France owned by Snappon SA, a subsidiary of the Company. The decision resulted primarily from declining sales volumes with French automobile manufacturers. During the first quarter of fiscal 2009, Snappon SA had legal judgments rendered against it under French law, aggregating €2.9 million plus interest related to wrongful discharge claims by certain former employees of Snappon SA. During the second quarter of fiscal 2009, Snappon SA filed for declaration of suspensions of payments with the clerk’s office of the Paris Commercial Court.
     Summarized financial information for discontinued operations is set forth below:

	Three months ended
	February 28,	February 28,
	2010	2009
	(In millions)
Net sales	$—	$—
Foreign currency gains	1.3	—
Income (loss) before income taxes	1.0	(3.9)
Income tax benefit	—	(0.1)
Income (loss) from discontinued operations, net of income taxes	1.0	(3.8)
12. Operating Segments and Related Disclosures
     The Company’s operations are organized into two operating segments based on different products and customer bases: Aerospace and Defense, and Real Estate.
     The Company evaluates its operating segments based on several factors, of which the primary financial measure is segment performance. Segment performance represents net sales from continuing operations less applicable costs, expenses and provisions for unusual items relating to the segment operations. Segment performance excludes all non-segment related items such as corporate income and expenses, stock compensation, income or expenses related to divested businesses, provisions for unusual items not related to the segment operations, interest expense, interest income, and income taxes.
     Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three Months ended
	February 28,	February 28,
	2010	2009
Raytheon Company	38%	34%
Lockheed Martin Corporation	28%	22%
United Launch Alliance	*	11%

*	Less than 10% of net sales
     Sales in the first quarter of fiscal 2010 and 2009 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled 93% and 90%, respectively, of net sales.

     Selected financial information for each reportable segment is as follows:

	Three Months ended
	February 28,	February 28,
	2010	2009
	(In millions)
Net Sales:
Aerospace and Defense	$185.1	$169.3
Real Estate	1.7	1.6

Total	$186.8	$170.9

Segment Performance:
Aerospace and Defense	$17.3	$14.6
Environmental remediation provision adjustments	(0.3)	(0.3)
Retirement benefit plan (expense) benefit	(7.3)	0.7
Unusual items (see Note 13)	(0.2)	(0.4)

Aerospace and Defense Total	9.5	14.6

Real Estate	1.2	1.0

Total	$10.7	$15.6

Reconciliation of segment performance to (loss) income from continuing operations before income taxes:
Segment Performance	$10.7	$15.6
Interest expense	(10.4)	(9.9)
Interest income	0.3	0.5
Stock-based compensation benefit (expense)	1.5	(0.1)
Corporate retirement benefit plan (expense) benefit	(3.2)	0.7
Corporate and other expenses	(3.2)	(2.3)
Unusual items (see Note 13)	(1.4)	(1.8)

(Loss) income from continuing operations before income taxes	$(5.7)	$2.7

13. Unusual Items
     In the first quarter of fiscal 2010 and 2009, the Company recorded $1.4 million and $1.8 million, respectively, associated with executive severance. Additionally, during the first quarter of fiscal 2010 and 2009, the Company recorded $0.2 million and $0.4 million, respectively, for realized losses and interest associated with the failure to register with the SEC the issuance of certain of our common shares under the defined contribution 401(k) employee benefit plan.
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

Condensed Consolidating Statements of Operations
(Unaudited)

		Guarantor	Non-guarantor
Three Months Ended February 28, 2010 (In millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$186.8	$—	$—	$186.8
Cost of sales (exclusive of items shown separately below)	—	169.7	—	—	169.7
Selling, general and administrative	1.8	3.2	—	—	5.0
Depreciation and amortization	—	6.0	—	—	6.0
Interest expense	9.2	1.2	—	—	10.4
Other, net	1.5	(0.1)	—	—	1.4

(Loss) income from continuing operations before income taxes	(12.5)	6.8	—	—	(5.7)
Income tax (benefit) provision	(0.3)	4.5	—	—	4.2

(Loss) income from continuing operations	(12.2)	2.3	—	—	(9.9)
Income from discontinued operations	1.0	—	—	—	1.0

(Loss) income before equity income of subsidiaries	(11.2)	2.3	—	—	(8.9)
Equity income of subsidiaries	2.3	—	—	(2.3)	—

Net (loss) income	$(8.9)	$2.3	$—	$(2.3)	$(8.9)

		Guarantor	Non-guarantor
Three Months Ended February 28, 2009 (In millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$170.9	$—	$—	$170.9
Cost of sales (exclusive of items shown separately below)	—	148.9	—	—	148.9
Selling, general and administrative	(0.9)	3.0	—	—	2.1
Depreciation and amortization	—	6.0	—	—	6.0
Interest expense	8.4	1.5	—	—	9.9
Other, net	1.5	(0.2)	—	—	1.3

(Loss) income from continuing operations before income taxes	(9.0)	11.7	—	—	2.7
Income tax (benefit) provision	(23.3)	2.8	—	—	(20.5)

Income from continuing operations	14.3	8.9	—	—	23.2
Loss from discontinued operations	(0.1)	—	(3.7)	—	(3.8)

Income (loss) before equity income (losses) of subsidiaries	14.2	8.9	(3.7)	—	19.4
Equity income (losses) of subsidiaries	5.2	—	—	(5.2)	—

Net income (loss)	$19.4	$8.9	$(3.7)	$(5.2)	$19.4

Condensed Consolidating Balance Sheets
(Unaudited)

		Guarantor	Non-guarantor
February 28, 2010 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$152.9	$(13.9)	$0.1	$—	$139.1
Marketable securities	44.9	—	—	—	44.9
Accounts receivable	—	96.3	—	—	96.3
Inventories	—	53.3	—	—	53.3
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	0.1	31.6	—	—	31.7
Grantor trust	2.0	0.7	—	—	2.7
Other receivables, prepaid expenses and other	10.6	12.4	—	—	23.0

Total current assets	210.5	180.4	0.1	—	391.0
Restricted cash	67.3	—	—	—	67.3
Property, plant and equipment, net	0.4	128.8	—	—	129.2
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	0.2	152.9	—	—	153.1
Grantor trust	10.1	5.8	—	—	15.9
Goodwill	—	94.9	—	—	94.9
Intercompany (payable) receivable, net	(134.8)	154.5	(19.7)	—	—
Other noncurrent assets and intangibles, net	134.0	155.6	9.9	(132.2)	167.3

Total assets	$287.7	$872.9	$(9.7)	$(132.2)	$1,018.7

Short-term borrowings and current portion of long-term debt	$1.2	$—	$—	$—	$1.2
Accounts payable	0.6	23.5	—	—	24.1
Reserves for environmental remediation costs	6.1	40.5	—	—	46.6
Other current liabilities, advance payments on contracts, and postretirement medical and life insurance benefits	(10.1)	214.6	—	—	204.5

Total current liabilities	(2.2)	278.6	—	—	276.4
Long-term debt	480.2	—	—	—	480.2
Reserves for environmental remediation costs	5.0	170.2	—	—	175.2
Pension benefits	19.9	200.5	—	—	220.4
Other noncurrent liabilities	52.8	81.7	—	—	134.5

Total liabilities	555.7	731.0	—	—	1,286.7
Commitments and contingencies (Note 7)
Redeemable common stock	5.5	—	—	—	5.5
Total shareholders’ (deficit) equity	(273.5)	141.9	(9.7)	(132.2)	(273.5)

Total liabilities, redeemable common stock, and shareholders’ (deficit) equity	$287.7	$872.9	$(9.7)	$(132.2)	$1,018.7

		Guarantor	Non-guarantor
November 30, 2009 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$166.0	$(39.8)	$0.1	$—	$126.3
Accounts receivable	—	116.3	—	—	116.3
Inventories	—	61.8	—	—	61.8
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	0.1	30.5	—	—	30.6
Grantor trust	1.5	0.9	—	—	2.4
Other receivables, prepaid expenses and other	12.7	20.1	—	—	32.8
Income taxes	43.2	(40.8)	—	—	2.4

Total current assets	223.5	149.0	0.1	—	372.6
Property, plant and equipment, net	0.4	129.5	—	—	129.9
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	0.2	154.1	—	—	154.3
Grantor trust	11.6	6.2	—	—	17.8
Goodwill	—	94.9	—	—	94.9
Intercompany (payable) receivable, net	(77.4)	97.1	(19.7)	—	—
Other noncurrent assets and intangibles, net	116.9	159.3	9.9	(120.7)	165.4

Total assets	$275.2	$790.1	$(9.7)	$(120.7)	$934.9

Short-term borrowings and current portion of long-term debt	$17.8	$—	$—	$—	$17.8
Accounts payable	0.4	18.0	—	—	18.4
Reserves for environmental remediation costs	7.2	37.3	—	—	44.5
Other current liabilities, advance payments on contracts, and postretirement medical and life insurance benefits	38.9	141.8	—	—	180.7

Total current liabilities	64.3	197.1	—	—	261.4
Long-term debt	403.8	—	—	—	403.8
Reserves for environmental remediation costs	4.4	173.8	—	—	178.2
Pension benefits	22.1	202.9	—	—	225.0
Other noncurrent liabilities	53.5	85.9	—	—	139.4

Total liabilities	548.1	659.7	—	—	1,207.8
Commitments and contingencies (Note 7)
Redeemable common stock	6.0	—	—	—	6.0
Total shareholders’ (deficit) equity	(278.9)	130.4	(9.7)	(120.7)	(278.9)

Total liabilities, redeemable common stock, and shareholders’ (deficit) equity	$275.2	$790.1	$(9.7)	$(120.7)	$934.9

Condensed Consolidating Statements of Cash Flows
(Unaudited)

		Guarantor	Non-guarantor
Three months ended February 28, 2010 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(10.1)	$87.5	$—	$—	$77.4
Net transfers (to) from parent	57.4	(57.4)	—	—	—

Net cash (used in) provided by operating activities	47.3	30.1	—	—	77.4
Cash flows from investing activities:
Capital expenditures	—	(4.2)	—	—	(4.2)
Other investing activities	(112.3)	—	—	—	(112.3)

Net cash used in investing activities	(112.3)	(4.2)	—	—	(116.5)
Cash flows from financing activities:
Debt repayments	(142.2)	—	—	—	(142.2)
Proceeds from issuance of debt, net of issuance costs	194.1	—	—	—	194.1

Net cash provided by financing activities	51.9	—	—	—	51.9

Net (decrease) increase in cash and cash equivalents	(13.1)	25.9	—	—	12.8
Cash and cash equivalents at beginning of year	166.0	(39.8)	0.1	—	126.3

Cash and cash equivalents at end of period	$152.9	$(13.9)	$0.1	$—	$139.1

		Guarantor	Non-guarantor
Three months ended February 28, 2009 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(10.6)	$0.3	$(0.2)	$—	$(10.5)
Net transfers (to) from parent	(3.0)	2.9	0.1	—	—

Net cash (used in) provided by operating activities	(13.6)	3.2	(0.1)	—	(10.5)
Cash flows from investing activities:
Capital expenditures	—	(1.7)	—	—	(1.7)

Net cash used in investing activities	—	(1.7)	—	—	(1.7)
Cash flows from financing activities:
Repayments on notes payable and long-term debt, net	(0.9)	—	—	—	(0.9)

Net cash used in financing activities	(0.9)	—	—	—	(0.9)

Net (decrease) increase in cash and cash equivalents	(14.5)	1.5	(0.1)	—	(13.1)
Cash and cash equivalents at beginning of year	103.7	(11.2)	0.2	—	92.7

Cash and cash equivalents at end of period	$89.2	(9.7)	$0.1	$—	$79.6

15. Subsequent Events
     On March 17, 2010, the Company executed an amendment (the “Second Amendment”) to its $280.0 million Senior Credit Facility. The Second Amendment, among other things, (i) permits the Company to repurchase its outstanding convertible subordinated notes and senior subordinated notes, subject to certain conditions; (ii) permits the Company to incur additional senior unsecured or subordinated indebtedness, subject to specified limits and other conditions; (iii) permits the Company to conduct a rescission offer, using stock and/or cash up to $15.0 million, with respect to certain units issued under the GenCorp Savings Plan; (iv) permits the Company to repurchase its stock, subject to certain conditions; (v) limits the circumstances under which the Company would have to mandatorily prepay loans under the Senior Credit Facility with the proceeds from equity issuances; and (vi) amends the definitions of the leverage ratio and net cash proceeds from permitted real estate sales. The Second Amendment reduces the Revolver capacity from $80.0 million to $65.0 million and the letter of credit subfacility capacity from $125.0 million to $100.0 million, and also removes an additional term loan facility of up to $75.0 million. Under the Second Amendment, the interest rate on LIBOR rate borrowings is LIBOR plus 325 basis points, an increase of 100 basis points, and the letter of credit subfacility commitment fee has been similarly amended. The Second Amendment also provides for a commitment fee on the unused portion of the Revolver in the amount of 62.5 basis points, an increase of 12.5 basis points.
     On March 18, 2010, the Company also entered into an agreement with certain holders to repurchase $22.5 million principal amount of its 9 1/2% Notes at 102% of par, plus accrued and unpaid interest, and $14.3 million principal amount of its 2 1/4% Debentures at 93% of par, plus accrued and unpaid interest. The Company repurchased the debt using a portion of the net proceeds of its 4 1/16% Debentures issued in December 2009, and will record a charge of approximately $0.2 million in the second quarter of fiscal 2010, including the write-off of deferred financing costs associated with the retired debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Unless otherwise indicated or required by the context, as used in this Quarterly Report on Form 10-Q, the terms “we,” “our” and “us” refer to GenCorp Inc. and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America.
     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, our operating results for interim periods may not be indicative of the results of operations for a full year. This section contains a number of forward-looking statements, all of which are based on current expectations and are subject to risks and uncertainties including those described in this Quarterly Report under the heading “Forward-Looking Statements.” Actual results may differ materially. This section should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended November 30, 2009, and periodic reports subsequently filed with the Securities and Exchange Commission (“SEC”).
Overview
     The Company is a manufacturer of aerospace and defense products and systems with a real estate segment that includes activities related to the re-zoning, entitlement, sale, and leasing of the Company’s excess real estate assets. The Company’s continuing operations are organized into two segments:
     Aerospace and Defense — includes the operations of Aerojet-General Corporation (“Aerojet”) which develops and manufactures propulsion systems for defense and space applications, armament systems for precision tactical weapon systems and munitions applications. Aerojet is one of the largest providers of such propulsion systems in the United States (“U.S.”). Primary customers served include major prime contractors to the U.S. government, the Department of Defense, and the National Aeronautics and Space Administration (“NASA”).
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
     On August 31, 2004, we completed the sale of our GDX Automotive (“GDX”) business which is classified as discontinued operations in these Unaudited Condensed Consolidated Financial Statements and Notes to Unaudited Condensed Consolidated Financial Statements (see Note 11 of the Unaudited Condensed Consolidated Financial Statements).
Results of Operations
Net Sales:

	Three months ended
	February 28,	February 28,
	2010	2009	Change*
	(In millions)
Net Sales:	$186.8	$170.9	$15.9

*	Primary reason for change. The increase was primarily due to the following: (i) the release of NASA funding constraints on the Orion program generating $11.4 million of additional net sales; (ii) awards received in fiscal 2009 on divert and attitude control system programs generating $8.7 million of additional net sales; (iii) a new award on the Patriot 2 (GEM-T) program resulting in $3.4 million of additional net sales; and (iv) $2.2 million of higher sales under the Taurus 2 program with Orbital Sciences related to a new award in fiscal 2009. The increase in net sales was partially offset by a decline in deliveries of rocket motors under the Atlas V program in the current period compared to the prior year period.

     Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three Months ended
	February 28,	February 28,
	2010	2009
Raytheon Company	38%	34%
Lockheed Martin Corporation	28%	22%
United Launch Alliance	*	11%

*	Less than 10% of net sales
     Sales in the first quarter of fiscal 2010 and 2009 directly and indirectly to the U.S. government and its agencies, including sales to our significant customers discussed above, totaled 93% and 90%, respectively, of net sales.
Operating Income:

	Three months ended
	February 28,	February 28,
	2010	2009	Change*
	(In millions, except percentage amounts)
Operating income:	$4.4	$12.1	$(7.7)
Percentage of net sales	2.4%	7.1%

*	Primary reason for change. The decrease in operating income was primarily due to the following:
•	An increase of $11.9 million in retirement benefit expense. See discussion of “Retirement Benefit Plans” below.

•	An increase of $3.1 million in gross profit (defined as net sales less costs of sales excluding the impact of retirement benefit expenses) on net sales as a result of higher sales in the current period compared to the prior period and, to a lesser extent, an overall improvement in contract performance.

•	A decrease of $1.6 million in stock-based compensation due to the lower fair value of the stock appreciation rights at February 28, 2010.
Cost of sales:

	Three months ended
	February 28,	February 28
	2010	2009	Change*
	(In millions, except percentage amounts)
Cost of sales:	$169.7	$148.9	$20.8
Percentage of net sales	90.8%	87.1%

*	Primary reason for change. The increase in costs of sales as a percentage of net sales was primarily due to an increase of $8.0 million of non-cash aerospace and defense retirement benefit plan expense in the first quarter of fiscal 2010. See discussion of “Retirement Benefit Plans” below.
Selling, General and Administrative (“SG&A”):

	Three months ended
	February 28,	February 28,
	2010	2009	Change*
	(In millions, except percentage amounts)
Selling, General and Administrative:	$5.0	$2.1	$2.9
Percentage of net sales	2.7%	1.2%

*	Primary reason for change. The increase in SG&A expense is primarily due to an increase of $3.9 million of non-cash corporate retirement benefit plan expenses. See discussion of “Retirement Benefit Plans” below. The increase in retirement benefit expense was partially offset by a $1.6 million decrease in stock-based compensation due to the lower fair value of the stock appreciation rights at February 28, 2010.

Depreciation and Amortization:

	Three months ended
	February 28,	February 28,
	2010	2009	Change*
	(In millions, except percentage amounts)
Depreciation and amortization:	$6.0	$6.0	$—
Percentage of net sales	3.2%	3.5%

*	Primary reason for change. Depreciation and amortization expense was unchanged for the periods presented.
Other expense (income), net:

	Three months ended
	February 28,	February 28,
	2010	2009	Change*
	(In millions)
Other expense (income), net	$0.1	$(0.4)	$0.5

*	Primary reason for change. The increase in other expense (income), net was primarily due to higher environmental remediation costs in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.
Unusual items:

	Three months ended
	February 28,	February 28,
	2010	2009	Change*
	(In millions)
Unusual items	$1.6	$2.2	$(0.6)

*	Primary reason for change. In the first quarter of fiscal 2010 and 2009, we recorded $1.4 million and $1.8 million, respectively, associated with executive severance. Additionally, during the first quarter of fiscal 2010 and 2009, we recorded $0.2 million and $0.4 million, respectively, for realized losses and interest associated with the failure to register with the SEC the issuance of certain of our common shares under the defined contribution 401(k) employee benefit plan.
Interest Expense:

	Three months ended
	February 28,	February 28,
	2010	2009	Change*
	(In millions)
Interest expense	$10.4	$9.9	$0.5

*	Primary reason for change. The increase in interest expense was primarily due to higher average debt balances during the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. During the first quarter of fiscal 2010 and 2009, interest expense includes $2.0 million and $1.9 million, respectively, of non-cash debt discount amortization (see Note 1 and 6 of the Notes to Unaudited Condensed Consolidated Financial Statements). Additionally, during the first quarter of fiscal 2010 and 2009, interest expense includes $1.2 million and $1.3 million, respectively, of non-cash amortization of deferred financing costs.
Interest Income:

	Three months ended
	February 28,	February 28,
	2010	2009	Change*
	(In millions)
Interest income	$(0.3)	$(0.5)	$0.2

*	Primary reason for change. The decline in interest income was primarily due to lower average rates in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 partially offset by higher cash balances in fiscal 2010.

Income Tax Provision (Benefit):

	Three months ended
	February 28,	February 28,
	2010	2009
	(In millions)
Income tax provision (benefit)	$4.2	$(20.5)
     The income tax provision of $4.2 million in the first quarter of fiscal 2010 was primarily related to current federal alternative minimum taxes of $1.7 million, current state taxes of $1.1 million, and deferred taxes of $1.4 million related to the amortization of goodwill.
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
     The difference between operating results at the statutory rate and the income tax provision recorded was primarily due to the change in the valuation allowance which increased in first quarter of fiscal 2010 and decreased in first quarter of fiscal 2009.
     As of February 28, 2010, the liability for uncertain income tax positions was $1.5 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.
Discontinued Operations:
     In November 2003, we announced the closing of a GDX manufacturing facility in Chartres, France owned by Snappon SA, a subsidiary of the Company. The decision resulted primarily from declining sales volumes with French automobile manufacturers. In June 2004, we completed the legal process for closing the facility and establishing a social plan. During the first quarter of fiscal 2009, Snappon SA had legal judgments rendered against it under French law, aggregating €2.9 million plus interest related to wrongful discharge claims by certain former employees of Snappon SA. During the second quarter of fiscal 2009, Snappon SA filed for declaration of suspensions of payments with the clerk’s office of the Paris Commercial Court (see Note 7(a) of the Unaudited Condensed Consolidated Financial Statements).
     Summarized financial information for discontinued operations is set forth below:

	Three months ended
	February 28,	February 28,
	2010	2009
	(In millions)
Net sales	$—	$—
Foreign currency gains	1.3	—
Income (loss) before income taxes	1.0	(3.9)
Income tax benefit	—	(0.1)
Income (loss) from discontinued operations, net of income taxes	1.0	(3.8)
Retirement Benefit Plans:
     Components of retirement benefit expense (benefit) are:

	Three months ended
	February 28,	February 28,
	2010	2009
	(In millions)
Service cost	$1.2	$3.2
Interest cost on benefit obligation	22.5	23.5
Assumed return on plan assets	(26.9)	(25.9)
Recognized net actuarial losses (gains)	13.7	(2.2)

Retirement benefit expense (benefit)	$10.5	$(1.4)

     The increase in retirement benefit expense was primarily due to higher actuarial losses recognized in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. The increase in actuarial losses was primarily the result of: (i) a decrease in the discount rate due to lower market interest rates used to determine the Company’s retirement benefit obligation to 5.65% as of November 30, 2009 compared to 7.10% as of August 31, 2008, and (ii) an increase in the impact of amortization of prior years’ net investment losses.
     Market conditions and interest rates significantly affect assets and liabilities of our pension plans. Pension accounting requires that market gains and losses be deferred and recognized over a period of years. This “smoothing” results in the creation of other accumulated income or loss which will be amortized to retirement benefit expense or benefit in future years. The accounting method we utilize recognizes one-fifth of the unamortized gains and losses in the market-related value of pension assets and all other gains and losses, including changes in the discount rate used to calculate benefit costs each year. Investment gains or losses for this purpose are the difference between the expected return and the actual return on the market-related value of assets which smoothes asset values over three years. Although the smoothing period mitigates some volatility in the calculation of annual retirement benefit expenses, future expenses are impacted by changes in the market value of pension plan assets and changes in interest rates.
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
Aerospace and Defense Segment

	Three months ended
	February 28,	February 28,
	2010	2009	Change*
	(In millions)
Net Sales	$185.1	$169.3	$15.8
Segment performance	$9.5	$14.6	$(5.1)

*	Primary reason for change. The increase was primarily due to the following: (i) the release of NASA funding constraints on the Orion program generating $11.4 million of additional net sales; (ii) awards received in fiscal 2009 on divert and attitude control system programs generating $8.7 million of additional net sales; (iii) a new award on the Patriot 2 (GEM-T) program resulting in $3.4 million of additional net sales; and (iv) $2.2 million of higher sales under the Taurus 2 program with Orbital Sciences related to a new award in fiscal 2009. The increase in net sales was partially offset by a decline in deliveries of rocket motors under the Atlas V program in the current period compared to the prior year period.

The decrease in segment performance in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 was primarily the result of an increase of $8.0 million in non-cash retirement benefit plan expense in fiscal 2010 partially offset by higher net sales.
     A summary of our backlog is as follows:

	February 28,	November 30,
	2010	2009
	(In millions)
Funded backlog	$801.3	$811.2
Unfunded backlog	442.9	379.6

Total contract backlog	$1,244.2	$1,190.8

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

Real Estate Segment

	Three months ended
	February 28,	February 28,
	2010	2009	Change*
	(In millions)
Net Sales	$1.7	$1.6	$0.1
Segment performance	$1.2	$1.0	$0.2

*	Primary reason for change. Net sales and segment performance consist primarily of rental property operations.
Other Information
Recently Adopted Accounting Pronouncements
     As of December 1, 2009, we adopted the accounting standards which require additional disclosures for plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of our investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. The new disclosures will be presented in our annual financial statements for the year ended November 30, 2010.
     As of December 1, 2009, we adopted the new accounting standards which apply to convertible debt securities that, upon conversion, may be settled by the issuer, fully or partially, in cash. The guidance is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2008 and is to be applied retrospectively to all past periods presented—even if the instrument has matured, converted, or otherwise been extinguished as of the effective date of this guidance.
     The adoption of this guidance affects our 2 1/4% Convertible Subordinated Debentures (“2 1/4% Debentures”). This guidance requires the issuer of convertible debt instruments to separately account for the liability (debt) and equity (conversion option) components of such instruments and retrospectively adjust the financial statements for all periods presented. The fair value of the liability component shall be determined based on the market rate for similar debt instruments without the conversion feature and the residual between the proceeds and the fair value of the liability component is recorded as equity at the time of issuance. Additionally the pronouncement requires transaction costs to be allocated to the liability and equity components on the same relative percentages.
     The adoption of this guidance results in higher non-cash interest expense for fiscal 2005 through fiscal 2011, assuming the holders will require us to repurchase the 2 1/4% Debentures at a cash price equal to 100% of the principal amount plus accrued and unpaid interest on November 20, 2011, the earliest date when the holders can exercise such right (see Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements).
New Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board issued updated guidance to improve disclosures regarding fair value measurements. This update requires entities to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately (i.e. on a gross basis rather than as one net number), information about purchases, sales, issuances, and settlements in the roll forward of changes in Level 3 fair value measurements. The update requires fair value disclosures by class of assets and liabilities rather than by major category or line item in the statement of financial position. Disclosures regarding the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for assets and liabilities in both Level 2 and Level 3 are also required. For all portions of the update except the gross presentation of activity in the Level 3 roll forward, this standard is effective for interim and annual reporting periods beginning after December 15, 2009. For the gross presentation of activity in the Level 3 roll forward, this guidance is effective for fiscal years beginning after December 15, 2010. As this guidance is only disclosure-related, it will not have an impact on our consolidated financial statements.

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
     A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K for the fiscal year ended November 30, 2009.
Arrangements with Off-Balance Sheet Risk
     As of February 28, 2010, arrangements with off-balance sheet risk, consisted of:
     — $84.8 million in outstanding commercial letters of credit expiring within the next twelve months, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.
     — Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to U.S. government agencies for environmental remediation activities.
     — Up to $1.4 million of reimbursements to Granite Construction Company (“Granite”) if we request Granite to cease mining operations on certain portions of the Sacramento Land.
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

     Liquidity and Capital Resources
Net Cash Provided by (Used in) Operating, Investing, and Financing Activities
     Cash and cash equivalents increased by $12.8 million during the first quarter of fiscal 2010. The change in cash and cash equivalents was as follows:

	Three Months Ended
	February 28,	February 28,
	2010	2009
	(In millions)
Net Cash Provided by (Used in) Operating Activities	$77.4	$(10.5)
Net Cash Used in Investing Activities	(116.5)	(1.7)
Net Cash Provided by (Used in) Financing Activities	51.9	(0.9)

Net Increase (Decrease) in Cash and Cash Equivalents	$12.8	$(13.1)

Net Cash Provided by (Used In) Operating Activities
     The $77.4 million of cash provided by operating activities in the first quarter of fiscal 2010 was primarily due to $64.0 million of cash provided by working capital (defined as accounts receivables, inventories, accounts payable, contract advances, and other current liabilities). The increase in working capital is due the following (i) an increase in contract advances from prior year related to the timing of contract payments; (ii) an increase in collections on billed accounts receivables, resulting in a decrease in receivables days outstanding; (iii) a decrease in inventories due to higher sales, resulting in increased inventory turnover; and (iv) higher accounts payable in connection with higher sales and timing of payments to vendors. The cash generated from operations was partially offset by a decrease in net income primarily due to an income tax benefit of $20.5 million in the first quarter of 2009 as a result of new guidance clarifying which costs qualify for ten-year carryback of tax net operating losses for refund of prior years’ taxes.
     The $10.5 million of cash used by operating activities in the first quarter of fiscal 2009 was primarily related to interest payments, contractual payments under legal settlements, and payments to fund our postretirement benefit obligations, partially offset by cash generated from our Aerospace and Defense operations.
Net Cash Used In Investing Activities
     During the first quarter of fiscal 2010 and fiscal 2009, we had capital expenditures of $4.2 million and $1.7 million, respectively. The majority of our capital expenditures directly supports our contract and customer requirements and are primarily incurred for asset replacement, capacity expansion, development of new projects, and safety and productivity improvements.
     As of February 28, 2010, we had $67.3 million of restricted cash related to the proceeds from the 4.0625% Convertible Subordinated Debentures (“4 1/16% Debentures”) that will be used to repurchase a portion of our outstanding convertible subordinated notes and senior subordinated notes, subject to certain conditions.
     During the first quarter of fiscal 2010, we invested net cash of $45.0 million in marketable securities.
Net Cash Provided by (Used in) Financing Activities
     During the first quarter of fiscal 2010, cash of $51.9 million was generated reflecting the issuance of $200.0 million in 4 1/16% Debentures in December 2009, offset by $142.2 million in debt repayments (see table below). In addition, we incurred $5.9 million in debt issuance costs.
     During the first quarter of fiscal 2009, net cash used for debt principal payments was $0.9 million.

Borrowing Activity and $280 million Senior Credit Facility (“Senior Credit Facility”):
     Our borrowing activity during the first quarter of fiscal 2010 was as follows:

			Debt
	November 30,		Discount		February 28,
	2009	Additions	Amortization	Payments	2010
	(In millions)
Term loan	$68.3	$—	$—	$(16.8)	$51.5
9 1/2% Notes	97.5	—	—	—	97.5
4% Contingent Convertible Subordinated Notes (“4% Notes”)	125.0	—	—	(124.7)	0.3
4 1/16% Debentures	—	200.0	—	—	200.0
2 1/4% Debentures	129.4	—	2.0	—	131.4
Promissory note	1.4	—	—	(0.7)	0.7

Total Debt and Borrowing Activity	$421.6	$200.0	$2.0	$(142.2)	$481.4

     The Senior Credit Facility provides for an $80.0 million revolving credit facility (“Revolver”) and a $200.0 million credit-linked facility, consisting of a $125.0 million letter of credit subfacility and a $75.0 million term loan subfacility. As of February 28, 2010, the borrowing limit under the Revolver was $80.0 million with all of it available. Also as of February 28, 2010, we had $84.8 million outstanding letters of credit under the $125.0 million letter of credit subfacility and had permanently reduced the amount of our term loan subfacility to the $51.5 million outstanding.
     During the first quarter of fiscal 2010, we made a required principal payment of $16.6 million on the term loan subfacility due to the excess cash flow prepayment provisions of the in the existing Amended and Restated Credit Agreement, originally entered into as of June 21, 2007, by and among the Company, as borrower, the subsidiaries of the Company from time to time party thereto, as guarantors, the lenders from time to time party thereto and Wachovia Bank, National Association, as administrative agent for the lenders, as amended to date (the “Credit Agreement”). In the event that the leverage ratio is less than or equal to 3.0 to 1.0, as defined, at the end of any fiscal year during the term of the Senior Credit Facility, no excess cash flow pre-payment would be required under this provision.
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

	Actual Ratios as of	Required Ratios
Financial Covenant	February 28, 2010	December 1, 2009 and thereafter
Interest coverage ratio	3.90 to 1.00	Not less than: 2.25 to 1.00
Leverage ratio	4.13 to 1.00	Not greater than: 5.50 to 1.00
     We were in compliance with our financial and non-financial covenants as of February 28, 2010.
     On March 17, 2010, we executed an amendment (the “Second Amendment”) to our $280.0 million Senior Credit Facility. The Second Amendment, among other things, (i) permits us to repurchase our outstanding convertible subordinated notes and senior subordinated notes, subject to certain conditions; (ii) permits us to incur additional senior unsecured or subordinated indebtedness, subject to specified limits and other conditions; (iii) permits us to conduct a rescission offer, using stock and/or cash up to $15.0 million, with respect to certain units issued under the GenCorp Savings Plan; (iv) permits us to repurchase our stock, subject to certain conditions; (v) limits the circumstances under which we would have to mandatorily prepay loans under the Senior Credit Facility with the proceeds from equity issuances; and (vi) amends the definitions of the leverage ratio and net cash proceeds from permitted real estate sales. The Second Amendment reduces the Revolver capacity from $80.0 million to $65.0 million and the letter of credit subfacility capacity from $125.0 million to $100.0 million, and also removes an additional term loan facility of up to $75.0 million. Under the Second Amendment, the interest rate on LIBOR rate borrowings is LIBOR plus 325 basis points, an increase of 100 basis points, and the letter of credit subfacility commitment fee has been similarly amended. The Second Amendment also provides for a commitment fee on the unused portion of the Revolver in the amount of 62.5 basis points, an increase of 12.5 basis points.
     In December 2009, we issued $200.0 million in aggregate principal amount of 4 1/16% Debentures in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. Issuance of the 4 1/16% Debentures generated net proceeds of approximately $194.1 million, which were used to repurchase $124.7 million of the 4% Notes and $2.1 million of other debt related costs. The remaining proceeds of $67.3 million is legally restricted by the 4 1/16% Debentures indenture to be used to repurchase a portion of our outstanding convertible subordinated notes and senior subordinated notes, subject to certain conditions, and other debt related costs.
     On March 18, 2010, we entered into an agreement with certain holders pursuant to which we repurchased $22.5 million principal amount of our 9 1/2% Notes at 102% of par for an aggregate purchase price of $23.0 million, plus accrued but unpaid interest, and $14.3 million principal amount of our 2 1/4% Debentures at 93% of par for an aggregate purchase price of $13.3 million, plus accrued but unpaid interest. We repurchased the debt using a portion of the net proceeds of our 4 1/16% Debentures, and will record a charge of approximately $0.2 million in the second quarter of fiscal 2010, including the write-off of deferred financing costs associated with the retired debt.
Liquidity and Outlook
     Short-term liquidity requirements consist primarily of recurring operating expenses, including but not limited to costs related to our retirement benefit plans, capital and environmental expenditures, and debt service requirements. We believe that our existing cash and cash equivalents, marketable securities, and existing credit facilities will provide sufficient funds to meet our operating plan for the next twelve (12) months. The operating plan for this period provides for full operation of our businesses, and interest and principal payments on our debt.
     As of February 28, 2010, our defined benefit pension plan assets were approximately $1.3 billion. The Pension Protection Act (“PPA”) requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the funded status of the plan as of specified measurement dates. Our funded ratio as of November 30, 2008 under the PPA for our defined benefit pension plan was above the ratio required under the PPA, as amended in 2008. The required ratio to be met as of our November 30, 2009 measurement date is 94%. During the fourth quarter of fiscal 2009, we made a voluntary contribution of $4.4 million to improve the plan’s PPA funded status as of November 30, 2009, although there can be no assurance that the amount of this contribution will be sufficient to meet the required ratio. The final calculated PPA funded ratio as of November 30, 2009 is expected to be completed in the second half of fiscal 2010.
     As disclosed in Notes 7(a) and 7(b) of the Notes to Unaudited Condensed Consolidated Financial Statements, we have exposure for certain legal and environmental matters. We believe that it is currently not possible to estimate the impact, if any, that the ultimate resolution of certain of these matters will have on our financial position, results of operations, or cash flows.
     Major factors that could adversely impact our forecasted operating cash and our financial condition are described in the section “Risk Factors” in Item 1A of our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2009. In addition, our liquidity and financial condition will continue to be affected by changes in prevailing interest rates on the portion of debt that bears interest at variable interest rates.
Forward-Looking Statements
     Certain information contained in this report should be considered “forward-looking statements” as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words “believe,” “estimate,” “anticipate,” “project” and “expect,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation and anticipated costs of capital. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in the section “Risk Factors” in Item 1A of our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2009 include the following:

•	the cost of servicing the Company’s debt and the Company’s ability to comply with the financial and other covenants contained in the Company’s debt agreements;

•	the earnings and cash flow of the Company’s subsidiaries and the distribution of those earnings to the Company;

•	the funded status of the Company’s defined benefit pension plan and the Company’s obligation to make cash contributions in excess of the amount that the Company can recover in its current period overhead rates;

•	effects of changes in discount rates, actual returns on plan assets, and government regulations of defined benefit pension plans;

•	the possibility that environmental and other government regulations that impact the Company become more stringent or subject the Company to material liability in excess of its established reserves;

•	environmental claims related to the Company’s current and former businesses and operations;

•	changes in the amount recoverable from environmental claims;

•	the results of significant litigation;

•	cancellation or material modification of one or more significant contracts;

•	future reductions or changes in U.S. government spending;

•	cost-overruns on the Company’s contracts that require the Company to absorb excess costs;

•	failure of the Company’s subcontractors or suppliers to perform their contractual obligations;

•	failure to secure contracts;

•	failure to comply with regulations applicable to contracts with the U.S. government;

•	significant competition and the Company’s inability to adapt to rapid technological changes;

•	product failures, schedule delays or other problems with existing or new products and systems;

•	the release or explosion of dangerous materials used in the Company’s businesses;

•	loss of key qualified suppliers of technologies, components, and materials;

•	risks inherent to the real estate market;

•	changes in economic and other conditions in the Sacramento, California metropolitan area real estate market or changes in interest rates affecting real estate values in that market;

•	the Company’s ability to execute its real estate business plan including our ability to obtain, or caused to be obtained, the necessary final governmental zoning, land use and environmental approvals and building permits;

•	costs and time commitment related to potential acquisition activities;

•	additional costs related to the Company’s divestitures;

•	a strike or other work stoppage or the Company’s inability to renew collective bargaining agreements on favorable terms;

•	the loss of key employees and shortage of available skilled employees to achieve anticipated growth;

•	fluctuations in sales levels causing the Company’s quarterly operating results and cash flows to fluctuate;

•	occurrence of liabilities that are inadequately covered by indemnity or insurance;

•	changes in the Company’s contract-related accounting estimates;

•	new accounting standards that could result in changes to the Company’s methods of quantifying and recording accounting transactions;

•	failure to maintain effective internal controls in accordance with the Sarbanes-Oxley Act; and

•	those risks detailed from time to time in the Company’s reports filed with the SEC.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes to our disclosures related to certain market risks as reported under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2009, except as noted below.

Interest Rate Risk
     We are exposed to market risk principally due to changes in interest rates. Debt with interest rate risk includes borrowings under our Senior Credit Facility. Other than pension assets, we do not have any significant exposure to interest rate risk related to our investments.
     As of February 28, 2010, our debt totaled $481.4 million: $429.9 million, or 89%, was at an average fixed rate of 6.76%; and $51.5 million, or 11%, was at a variable rate of 2.51%.
     The estimated fair value and principal amount for our long-term debt is presented below:

	Fair Value		Principal Amount
	February 28,	November 30,	February 28,	November 30,
	2010	2009	2010	2009
	(In millions)
Term loan	$49.2	$62.8	$51.5	$68.3
9 1/2% Notes	98.9	96.0	97.5	97.5
4% Notes	0.3	124.7	0.3	125.0
2 1/4% Debentures (1)	125.2	131.0	146.4	146.4
4 1/16% Debentures	160.0	—	200.0	—
Other debt	0.7	1.4	0.7	1.4

	$434.3	$415.9	$496.4	$438.6

(1)	Excludes the debt discount of $15.0 million and $17.0 million as of February 28, 2010 and November 30, 2009, respectively.
     The fair values of the term loan, 9 1/2% Notes, 4% Notes, 2 1/4% Debentures, and 4 1/16% Debentures were determined using broker quotes that are based on open markets of our debt securities as of February 28, 2010 and November 30, 2009, respectively. The fair value of the remaining debt was determined to approximate carrying value.
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
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Except as disclosed in Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements, which is incorporated herein by reference, there have been no significant developments in the pending legal proceedings as previously reported in Part ,1 Item 3, Legal Proceedings in our Annual Report on Form 10-K for the fiscal year ended November 30, 2009.
     Vinyl Chloride Cases. The following table sets forth information related to our historical product liability costs associated with our vinyl chloride litigation cases.

	Three Months	Year	Year
	Ended	Ended,	Ended
	February 28,	Nov. 30,	Nov. 30,
	2010	2009	2008
	(dollars in thousands)
Claims filed	—	1	—
Claims dismissed	—	1	—
Claims settled	—	—	2
Claims pending	1	1	1
Aggregate settlement costs	$—	$—	$6
Average settlement costs	$—	$—	$3
     Legal and administrative fees for the vinyl chloride cases in fiscal 2008 were $0.3 million.
     Asbestos Cases. The following table sets forth information related to our historical product liability costs associated with our asbestos litigation cases.

	Three Months	Year	Year
	Ended	Ended,	Ended
	February 28,	Nov. 30,	Nov. 30,
	2010	2009	2008
	(dollars in thousands)
Claims filed	6	27 *	33 *
Claims consolidated	—	23	—
Claims dismissed	4	25	31
Claims settled	—	2	5
Claims pending	136	134	157
Aggregate settlement costs	$—	$35	$246
Average settlement costs	$—	$17	$49

*	This number is net of two cases tendered to a third party under a contractual indemnity obligation.
     Legal and administrative fees for the asbestos cases for the first three months of fiscal 2010 were $0.1 million. Legal and administrative fees for the asbestos cases for fiscal years 2009 and 2008 were $0.4 million and $0.5 million, respectively.
Item 1A. Risk Factors.
     There have been no material changes from our risk factors as previously reported in our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults upon Senior Securities
     None.

Item 4. Reserved
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

GenCorp Inc.
Date: March 26, 2010	By:	/s/ Scott J. Seymour
Scott J. Seymour
President and Chief Executive Officer (Principal Executive Officer)

Date: March 26, 2010	By:	/s/ Kathleen E. Redd
Kathleen E. Redd
Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.