Form 10-Q
period 2010-05-31
GENCORP INC
filed 2010-07-09
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: May 31, 2010
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☑
     As of June 30, 2010, there were 58.6 million outstanding shares of our Common Stock, including redeemable common stock, $0.10 par value.

GenCorp Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended May 31, 2010

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
GenCorp Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended May 31,		Six months ended May 31,
	2010	2009	2010	2009
		As adjusted (Note 1)		As adjusted (Note 1)
	(In millions, except per share amounts)
Net Sales	$234.1	$183.0	$420.9	$353.9
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	205.5	152.7	375.2	301.6
Selling, general and administrative	7.1	2.8	12.1	4.9
Depreciation and amortization	6.3	6.1	12.3	12.1
Other expense (income), net	1.2	(0.3)	1.3	(0.7)
Unusual items:
Executive severance agreements	—	(0.1)	1.4	1.7
Loss on debt repurchased	1.2	—	1.2	—
Loss on bank amendment	0.7	0.2	0.7	0.2
Legal related matters	0.2	0.3	0.4	0.7

Total operating costs and expenses	222.2	161.7	404.6	320.5
Operating income	11.9	21.3	16.3	33.4
Non-operating (income) expense
Interest income	(0.4)	(0.4)	(0.7)	(0.9)
Interest expense	9.3	9.6	19.7	19.5

Total non-operating (income) expense	8.9	9.2	19.0	18.6
Income (loss) from continuing operations before income taxes	3.0	12.1	(2.7)	14.8
Income tax (benefit) provision	(9.9)	1.5	(5.7)	(19.0)

Income from continuing operations	12.9	10.6	3.0	33.8
Income (loss) from discontinued operations, net of income taxes	0.6	(1.4)	1.6	(5.2)

Net income	$13.5	$9.2	$4.6	$28.6

Income Per Share of Common Stock
Basic
Income per share from continuing operations	$0.22	$0.18	$0.05	$0.58
Income (loss) per share from discontinued operations, net of income taxes	0.01	(0.02)	0.03	(0.09)

Net income per share	$0.23	$0.16	$0.08	$0.49

Diluted
Income per share from continuing operations	$0.18	$0.18	$0.05	$0.55
Income (loss) per share from discontinued operations, net of income taxes	0.01	(0.02)	0.03	(0.08)

Net income per share	$0.19	$0.16	$0.08	$0.47

Weighted average shares of common stock outstanding	58.5	58.5	58.5	58.4

Weighted average shares of common stock outstanding, assuming dilution	80.9	66.6	58.7	66.5

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

		November 30,
	May 31,	2009
	2010	As adjusted (Note 1)
	(In millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$166.5	$126.3
Marketable securities	44.9	—
Accounts receivable	96.9	116.3
Inventories	26.6	61.8
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	27.3	30.6
Grantor trust	2.7	2.4
Other receivables, prepaid expenses and other	20.4	32.8
Income taxes	8.5	2.4

Total Current Assets	393.8	372.6
Noncurrent Assets
Restricted cash	10.4	—
Property, plant and equipment, net	127.9	129.9
Real estate held for entitlement and leasing	57.6	55.3
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	152.8	154.3
Grantor trust	15.6	17.8
Goodwill	94.9	94.9
Intangible assets	17.7	18.5
Other noncurrent assets, net	92.7	91.6

Total Noncurrent Assets	569.6	562.3

Total Assets	$963.4	$934.9

LIABILITIES, REDEEMABLE COMMON STOCK, AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings and current portion of long-term debt	$1.4	$17.8
Accounts payable	25.0	18.4
Reserves for environmental remediation costs	38.4	44.5
Postretirement medical and life benefits	7.2	7.2
Advance payments on contracts	78.0	66.0
Other current liabilities	103.5	107.5

Total Current Liabilities	253.5	261.4
Noncurrent Liabilities
Senior debt	50.9	51.2
Senior subordinated notes	75.0	97.5
Convertible subordinated notes	301.1	254.4
Other debt	1.1	0.7
Deferred income taxes	8.6	9.6
Reserves for environmental remediation costs	175.2	178.2
Pension benefits	215.8	225.0
Postretirement medical and life benefits	75.1	75.7
Other noncurrent liabilities	48.3	54.1

Total Noncurrent Liabilities	951.1	946.4

Total Liabilities	1,204.6	1,207.8
Commitments and Contingencies (Note 7)
Redeemable common stock, par value of $0.10; 0.5 million shares issued and outstanding as of May 31, 2010; 0.6 million shares issued and outstanding as of November 30, 2009	5.4	6.0
Shareholders’ Deficit
Preference stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 58.1 million shares issued and outstanding as of May 31, 2010; 57.9 million shares issued and outstanding as of November 30, 2009	5.9	5.9
Other capital	258.3	258.0
Accumulated deficit	(184.4)	(189.0)
Accumulated other comprehensive loss, net of income taxes	(326.4)	(353.8)

Total Shareholders’ Deficit	(246.6)	(278.9)

Total Liabilities, Redeemable Common Stock and Shareholders’ Deficit	$963.4	$934.9

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Income
(Unaudited)

						Accumulated
						Other	Total
	Comprehensive	Common Stock		Other	Accumulated	Comprehensive	Shareholders’
	Income	Shares	Amount	Capital	Deficit	Loss	Deficit
			(In millions, except share amounts)
November 30, 2009 As adjusted (Note 1)		57,923,763	$5.9	$258.0	$(189.0)	$(353.8)	$(278.9)
Net income	$4.6	—	—	—	4.6	—	4.6
Amortization of actuarial losses, net	27.4	—	—	—	—	27.4	27.4
Repurchase of convertible subordinated notes	—	—	—	(0.9)	—	—	(0.9)
Reclassification from redeemable common stock	—	58,515	—	0.6	—	—	0.6
Shares issued under stock option and stock incentive plans	—	69,102	—	0.6	—	—	0.6

May 31, 2010	$32.0	58,051,380	$5.9	$258.3	$(184.4)	$(326.4)	$(246.6)

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
		May 31,
	May 31,	2009 As adjusted
	2010	(Note 1)
	(In millions)
Operating Activities
Net income	$4.6	$28.6
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of income taxes	(1.6)	5.2
Depreciation and amortization	12.3	12.1
Amortization of debt discount and financing costs	6.0	6.4
Stock compensation	(0.4)	0.1
Savings plan expense	—	1.5
Loss on debt repurchased and bank amendment	1.9	0.2
Changes in assets and liabilities:
Accounts receivable	19.4	0.5
Inventories	35.2	10.9
Grantor trust	1.9	8.3
Other receivables, prepaid expenses and other	13.5	2.7
Income tax receivable	(6.1)	(14.6)
Real estate held for entitlement and leasing	(2.5)	(3.3)
Other noncurrent assets	5.1	14.7
Accounts payable	6.6	(11.5)
Pension benefits	20.2	(3.8)
Postretirement medical and life benefits	(2.5)	(6.0)
Advance payments on contracts	12.0	15.0
Other current liabilities	(5.5)	(2.2)
Deferred income taxes	(1.0)	0.5
Other noncurrent liabilities	(9.1)	(24.0)

Net cash provided by continuing operations	110.0	41.3
Net cash used in discontinued operations	(0.5)	(0.5)

Net Cash Provided by Operating Activities	109.5	40.8
Investing Activities
Restricted cash	(10.4)	—
Purchases of marketable securities	(95.8)	—
Sales of marketable securities	50.9	—
Capital expenditures	(7.4)	(4.5)

Net Cash Used in Investing Activities	(62.7)	(4.5)
Financing Activities
Proceeds from the issuance of debt	200.0	—
Debt issuance costs	(7.8)	(0.4)
Debt repayments	(198.8)	(1.7)

Net Cash Used in Financing Activities	(6.6)	(2.1)

Net Increase in Cash and Cash Equivalents	40.2	34.2
Cash and Cash Equivalents at Beginning of Period	126.3	92.7

Cash and Cash Equivalents at End of Period	$166.5	$126.9

Supplemental Disclosures of Cash Flow Information
Capital leases	$1.3	—
See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Basis of Presentation and Nature of Operations
     GenCorp Inc. (“GenCorp” or the “Company”) has prepared the accompanying Unaudited Condensed Consolidated Financial Statements, including its accounts and the accounts of its wholly owned and majority-owned subsidiaries, in accordance with the instructions to Form 10-Q. The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all of the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2009 and Form 8-K as filed with the Securities and Exchange Commission (“SEC”) on April 9, 2010. Certain reclassifications have been made to financial information from the prior year to conform with the current year’s presentation.
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
     A detailed description of the Company’s significant accounting policies can be found in the Company’s Form 8-K filed with the SEC on April 9, 2010.
     The Company classifies activities related to the entitlement, sale, and leasing of its excess real estate assets as operating activities on the Unaudited Condensed Consolidated Statements of Cash Flows.
Out of Period Adjustments
     For the second quarter of fiscal 2010, the Company recorded out of period adjustments to the income tax provision and related balance sheet accounts. The out of period adjustments relate to the Company incorrectly recording a deferred tax valuation allowance on its U.S. federal alternative minimum tax (“AMT”) credits in the amount of $1.7 million in the first quarter of fiscal 2010 and $1.2 million related to prior years. These AMT credits have no expiration date and offset the deferred tax liabilities for indefinite long-lived assets. The out of period adjustments resulted in the Company reporting $2.9 million and $1.2 million in additional net income in the second quarter and first half of fiscal 2010, respectively. Management believes that such amounts are not material to the current or previously reported financial statements. These adjustments increased diluted net income per share by $0.04 and $0.02 for the second quarter and first half of fiscal 2010, respectively. There are no effects to the Company’s net cash from operating activities, investing activities, and financing activities as a result of the adjustments.

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
     As of December 1, 2009, the Company adopted the new accounting standards which apply to convertible debt securities that, upon conversion, may be settled by the issuer, fully or partially, in cash. The guidance is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2008 and is to be applied retrospectively to all past periods presented — even if the instrument has matured, converted, or otherwise been extinguished as of the effective date of this guidance.
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
     The following tables present the effects of the adoption of this guidance to the Company’s unaudited condensed consolidated statement of operations for the three and six months ended May 31, 2009:

		Adjustments
		related to
		2 1/4%
Three Months Ended May 31, 2009	As reported	Debentures	As Adjusted
	(In millions, except per share amounts)
Net sales	$183.0	$—	$183.0
Cost of sales (exclusive of items shown separately below)	152.7	—	152.7
Selling, general and administrative	2.8	—	2.8
Depreciation and amortization	6.1	—	6.1
Interest expense	7.8	1.8	9.6
Other, net	(0.3)	—	(0.3)

Income from continuing operations before income taxes	13.9	(1.8)	12.1
Income tax provision	1.5	—	1.5

Income from continuing operations	12.4	(1.8)	10.6
Loss from discontinued operations	(1.4)	—	(1.4)

Net income	$11.0	$(1.8)	$9.2

Basic net income per share	$0.19	$(0.03)	$0.16

Diluted net income per share	$0.18	$(0.02)	$0.16

		Adjustments
		related to
		2 1/4%
Six Months Ended May 31, 2009	As reported	Debentures	As Adjusted
	(In millions, except per share amounts)
Net sales	$353.9	$—	$353.9
Cost of sales (exclusive of items shown separately below)	301.6	—	301.6
Selling, general and administrative	4.9	—	4.9
Depreciation and amortization	12.1	—	12.1
Interest expense	15.9	3.6	19.5
Other, net	1.0	—	1.0

Income from continuing operations before income taxes	18.4	(3.6)	14.8
Income tax benefit	(19.0)	—	(19.0)

Income from continuing operations	37.4	(3.6)	33.8
Loss from discontinued operations	(5.2)	—	(5.2)

Net income	$32.2	$(3.6)	$28.6

Basic net income per share	$0.55	$(0.06)	$0.49

Diluted net income per share	$0.52	$(0.05)	$0.47

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

     There are no effects to the Company’s total net cash from operating activities, investing activities, and financing activities for the six months ended May 31, 2010.
     The Company adjusted Notes 2, 5(f), 6, 12 and 14 appearing herein to reflect the effects of the matters discussed above.
New Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated guidance to improve disclosures regarding fair value measurements. This update requires entities to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately (i.e., on a gross basis rather than as one net number), information about purchases, sales, issuances, and settlements in the roll forward of changes in Level 3 fair value measurements. The update requires fair value disclosures by class of assets and liabilities rather than by major category or line item in the statement of financial position. Disclosures regarding the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for assets and liabilities in both Level 2 and Level 3 are also required. For all portions of the update except the gross presentation of activity in the Level 3 roll forward, this standard is effective for interim and annual reporting periods beginning after December 15, 2009. For the gross presentation of activity in the Level 3 roll forward, this guidance is effective for fiscal years beginning after December 15, 2010. As this guidance is only disclosure-related, it will not have an impact on the Company’s consolidated financial statements.
     In April 2010, the FASB issued updated guidance on the use of the milestone method of revenue recognition that applies to research or development transactions in which one or more payments are contingent upon achieving uncertain future events or circumstances. This update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. This guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company is currently evaluating the impact of this guidance, and it has not yet determined the impact of the standard on its financial position or results of operation, if any.

2. Income Per Share of Common Stock
     A reconciliation of the numerator and denominator used to calculate basic and diluted income per share of common stock (“EPS”) is presented in the following table:

	Three months ended May 31,		Six months ended May 31,
	2010	2009	2010	2009
		As adjusted (Note 1)		As adjusted (Note 1)
	(In millions, except per share amounts; shares in thousands)
Numerator:
Income from continuing operations	$12.9	$10.6	$3.0	$33.8
Income (loss) from discontinued operations, net of income taxes	0.6	(1.4)	1.6	(5.2)

Net income for basic earnings per share	13.5	9.2	4.6	28.6
Interest on convertible notes	2.0	1.3	—	2.5

Net income available to common shareholders, as adjusted for diluted earnings per share	$15.5	$10.5	$4.6	$31.1

Denominator:
Basic weighted average shares	58,537	58,480	58,519	58,373
Effect of:
4% Contingent Convertible Subordinated Notes (“4% Notes”)	6	8,101	—	8,101
4.0625% Convertible Subordinated Debentures (“4 1/16% Debentures”)	22,219	—	—	—
Employee stock options	19	—	25	—
Restricted stock awards	116	—	127	1

Diluted weighted average shares	80,897	66,581	58,671	66,475

Basic EPS:
Income per share from continuing operations	$0.22	$0.18	$0.05	$0.58
Income (loss) per share from discontinued operations, net of income taxes	0.01	(0.02)	0.03	(0.09)

Net income per share	$0.23	$0.16	$0.08	$0.49

Diluted EPS:
Income per share from continuing operations	$0.18	$0.18	$0.05	$0.55
Income (loss) per share from discontinued operations, net of income taxes	0.01	(0.02)	0.03	(0.08)

Net income per share	$0.19	$0.16	$0.08	$0.47

     The following table sets forth the potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2010	2009	2010	2009
4% Notes (1)	—	—	2,295	—
4 1/16% Debentures (2)	—	—	19,626	—
Employee stock options	934	1,101	934	1,101
Restricted stock awards	—	29	—	28

Total potentially dilutive securities	934	1,130	22,855	1,129

(1)	In January 2010, the Company redeemed $124.7 million principal amount of 4% Notes which were presented to the Company for payment. The Company redeemed the remaining $0.3 million of the 4% Notes in March 2010 (see Note 6).

(2)	In December 2009, the Company issued $200.0 million in aggregate principal amount of 4 1/16% Debentures in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (see Note 6).
     The Company’s 2 1/4% Debentures were not included in the computation of diluted earnings per share because the market price of the common stock did not exceed the conversion price and only the conversion premium for these debentures is settled in common shares.

3. Stock Based Compensation
     Total stock-based compensation expense (benefit) by type of award for the second quarter and first half of fiscal 2010 and 2009 was as follows:

	Three months ended May 31,		Six months ended May 31,
	2010	2009	2010	2009
	(In millions)
Stock appreciation rights	$0.6	$—	$(1.0)	$0.1
Stock options	0.1	—	0.1	—
Restricted stock, service based	0.3	—	0.4	—
Restricted stock, performance based	0.1	—	0.1	—

Total stock-based compensation expense (benefit)	$1.1	$—	$(0.4)	$0.1

4. Income Taxes
     The income tax benefit of $5.7 million in the first half of fiscal 2010 is primarily related to the Company receiving approval on its Private Letter Ruling (“PLR”) with the Internal Revenue Service (“IRS”) for the revocation of the Internal Revenue Code Section 59(e) election made on its fiscal 2003 income tax return. As a result of the PLR approval, the Company recorded an income tax benefit of $6.2 million during the first half of fiscal 2010. The income tax benefit also includes current state taxes of $1.0 million, and a net deferred tax benefit of $0.5 million ($1.2 million deferred tax benefit related to prior years offset by $0.7 million of current year deferred tax expense). The Company normally determines its interim tax provision using an estimated annual effective tax rate methodology. However, the Company has utilized a discrete period method to calculate taxes for the first half of fiscal 2010. The Company has determined that a calculation of an annual effective tax rate would not represent a reliable estimate due to the sensitivity of the annual effective tax rate estimate to even minimal changes to forecasted pre-tax earnings. Under the discrete method, the Company determines the tax expense based upon actual results as if the interim period were an annual period.
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

		Fair value measurement at May 31, 2010
		Quoted Prices in	Significant	Quoted Prices in
		Active Markets	Other	Active Markets
		for Identical	Observable	for Identical
		Assets	Inputs	Assets
	Total	(Level 1)	(Level 2)	(Level 3)
	(In millions)
Money market funds	$166.0	$166.0	$—	$—
Commercial paper	63.4	—	63.4	—

Total	$229.4	$166.0	$63.4	$—

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

     As of May 31, 2010, a summary of cash and cash equivalents, restricted cash, marketable securities, and grantor trust by financial instrument was as follows:

		Cash and	Money Market	Commercial
	Total	Cash Equivalents	Funds	Paper
	(In millions)
Cash and cash equivalents	$166.5	$11.1	$136.9	$18.5
Restricted cash (1)	10.4	—	10.4	—
Marketable securities	44.9	—	—	44.9
Grantor trust (2)	18.7	—	18.7	—

(1)	As of May 31, 2010, the Company had $10.4 million of restricted cash related to the proceeds from the 4 1/16% Debentures that will be used to repurchase a portion of its outstanding convertible subordinated notes and senior subordinated notes, subject to certain conditions.

(2)	Includes $0.4 million in accrued amounts reimbursable to the Company.
     The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities. The estimated fair value and principal amount for the Company’s long-term debt is presented below:

	Fair Value		Principal Amount
	May 31,	November 30,	May 31,	November 30,
	2010	2009	2010	2009
	(In millions)
Term loan	$48.7	$62.8	$51.4	$68.3
9 1/2% Senior Subordinated Notes (“9 1/2% Notes”)	75.4	96.0	75.0	97.5
4% Notes	—	124.7	—	125.0
2 1/4% Debentures (1)	103.4	131.0	110.9	146.4
4 1/16% Debentures	180.8	—	200.0	—
Other debt	2.0	1.4	2.0	1.4

	$410.3	$415.9	$439.3	$438.6

(1)	Excludes the unamortized debt discount of $9.8 million and $17.0 million as of May 31, 2010 and November 30, 2009, respectively.
     The fair values of the term loan, 9 1/2% Notes, 4% Notes, 2 1/4% Debentures, and 4 1/16% Debentures were determined using broker quotes that are based on open markets of the Company’s debt securities as of May 31, 2010 and November 30, 2009, respectively. The fair value of the remaining debt was determined to approximate carrying value.
b. Marketable Securities
     As of May 31, 2010, the Company’s short-term available-for-sale investments were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In millions)
Commercial paper	$63.4	$—	$—	$63.4
     As of May 31, 2010, of the total estimated fair value, $18.5 million was classified as cash and cash equivalents because the remaining maturity at date of purchase was less than three months and $44.9 million was classified as marketable securities. At May 31, 2010, the contractual maturities of the Company’s available-for-sale marketable securities were less than one year.

c. Accounts Receivable

	May 31,	November 30,
	2010	2009
	(In millions)
Billed	$50.0	$83.0
Unbilled	46.5	29.9

Total receivables under long-term contracts	96.5	112.9
Other receivables	0.4	3.4

Accounts receivable	$96.9	$116.3

d. Inventories

	May 31,	November 30,
	2010	2009
	(In millions)
Long-term contracts at average cost	$194.5	$212.2
Progress payments	(170.7)	(153.6)

Total long-term contract inventories	23.8	58.6

Raw materials	0.3	0.3
Work in progress	1.4	2.9
Finished goods	1.1	—

Total other inventories	2.8	3.2

Inventories	$26.6	$61.8

e. Property, Plant and Equipment, net

	May 31,	November 30,
	2010	2009
	(In millions)
Land	$33.2	$33.2
Buildings and improvements	150.0	148.9
Machinery and equipment	381.9	376.6
Construction-in-progress	7.9	7.4

	573.0	566.1
Less: accumulated depreciation	(445.1)	(436.2)

Property, plant and equipment, net	$127.9	$129.9

f. Other Noncurrent Assets, net

	May 31,	November 30,
	2010	2009
		(As Adjusted
		Note 1)
	(In millions)
Receivable from Northrop Grumman Corporation (see Note 7(c))	$54.9	$53.4
Deferred financing costs	10.8	6.1
Other	27.0	32.1

Other noncurrent assets, net	$92.7	$91.6

     During the first quarter of fiscal 2010, the Company began classifying the amortization of deferred financing costs as a component of interest expense and the prior periods have been conformed to current year’s presentation. Amortization of deferred financing costs was previously reported as a component of amortization expense.

g. Other Current Liabilities

	May 31,	November 30,
	2010	2009
	(In millions)
Accrued compensation and employee benefits	$46.8	$47.8
Legal settlements	10.4	11.4
Interest payable	7.4	6.1
Contract loss provisions	4.6	3.0
Deferred revenue	1.8	2.2
Other	32.5	37.0

Other current liabilities	$103.5	$107.5

h. Other Noncurrent Liabilities

	May 31,	November 30,
	2010	2009
	(In millions)
Legal settlements	$13.1	$18.9
Conditional asset retirement obligations	14.3	13.6
Deferred revenue	10.1	10.4
Deferred compensation	6.7	7.1
Other	4.1	4.1

Other noncurrent liabilities	$48.3	$54.1

i. Accumulated Other Comprehensive Loss, Net of Income Taxes

	May 31,	November 30,
	2010	2009
	(In millions)
Actuarial losses, net	$(331.0)	$(358.4)
Prior service credits	4.6	4.6

Accumulated other comprehensive loss, net of income taxes	$(326.4)	$(353.8)

     During the second quarter and first half of fiscal 2010, the Company had comprehensive income of $27.2 million and $32.0 million, respectively. During the second quarter and first half of fiscal 2009, the Company had comprehensive income of $8.7 million and $27.7 million, respectively.
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

6. Long-term Debt

	May 31,	November 30,
	2010	2009
		(As Adjusted
		Note 1)
	(In millions)
Term loan, bearing interest at variable rates (rate of 3.79% as of May 31, 2010), payable in quarterly installments of $0.1 million plus interest, maturing in April 2013	$51.4	$68.3

Total senior debt	51.4	68.3

Senior subordinated notes, bearing interest at 9.50% per annum, interest payments due in February and August, maturing in August 2013	75.0	97.5

Total senior subordinated notes	75.0	97.5

Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in November 2024,	110.9	146.4
Debt discount on convertible subordinated debentures, maturing in November 2024	(9.8)	(17.0)
Contingent convertible subordinated notes, bearing interest at 4.00% per annum, interest payments due in January and July, maturing in January 2024	—	125.0
Convertible subordinated debentures, bearing interest at 4.0625% per annum, interest payments due in June and December, maturing in December 2034	200.0	—

Total convertible subordinated notes	301.1	254.4

Capital lease, payable in monthly installments, maturing in January 2017	1.3	—
Promissory note, bearing interest at 5% per annum, payable in annual installments of $0.7 million plus interest, maturing in January 2011	0.7	1.4

Total other debt	2.0	1.4

Total debt	429.5	421.6
Less: Amounts due within one year	(1.4)	(17.8)

Total long-term debt	$428.1	$403.8

$280 million senior credit facility (“Senior Credit Facility”)
     The Company’s Senior Credit Facility provides for a $65.0 million revolving credit facility (“Revolver”) and a $175.0 million credit-linked facility, consisting of a $100.0 million letter of credit subfacility and a $75.0 million term loan subfacility. On March 17, 2010, the Company executed an amendment (the “Second Amendment”) to the Company’s existing Amended and Restated Credit Agreement, originally entered into as of June 21, 2007, by and among the Company, as borrower, the subsidiaries of the Company from time to time party thereto, as guarantors, the lenders from time to time party thereto and Wachovia Bank, National Association, as administrative agent for the lenders, as amended to date (the “Credit Agreement”). The Second Amendment, among other things, (i) permits the Company to repurchase its outstanding convertible subordinated notes and senior subordinated notes, subject to certain conditions; (ii) permits the Company to incur additional senior unsecured or subordinated indebtedness, subject to specified limits and other conditions; (iii) permits the Company to conduct a rescission offer, using stock and/or cash up to $15.0 million, with respect to certain units issued under the GenCorp Savings Plan; (iv) permits the Company to repurchase its stock, subject to certain conditions; (v) limits the circumstances under which the Company would have to mandatorily prepay loans under the Senior Credit Facility with the proceeds from equity issuances; and (vi) amends the definitions of the leverage ratio and net cash proceeds from permitted real estate sales. The Second Amendment reduced the Revolver capacity from $80.0 million to $65.0 million and the letter of credit subfacility capacity from $125.0 million to $100.0 million, and also removes an additional term loan facility of up to $75.0 million. Under the Second Amendment, the interest rate on LIBOR rate borrowings is LIBOR plus 325 basis points, an increase of 100 basis points, and the letter of credit subfacility commitment fee has been similarly amended. The Second Amendment also provides for a commitment fee on the unused portion of the Revolver in the amount of 62.5 basis points, an increase of 12.5 basis points.
     As of May 31, 2010, the borrowing limit under the Revolver was $65.0 million, of which $50.0 million can be utilized for letters of credit, with all of it available. Also as of May 31, 2010, the Company had $68.7 million outstanding letters of credit under the $100.0 million letter of credit subfacility and had permanently reduced the amount of its term loan subfacility to the $51.4 million outstanding.
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

	Actual Ratios as of	Required Ratios
Financial Covenant	May 31, 2010	December 1, 2009 and thereafter
Interest coverage ratio, as defined under the Credit Agreement	4.10 to 1.00	Not less than: 2.25 to 1.00
Leverage ratio, as defined under the Credit Agreement(1)	2.14 to 1.00	Not greater than: 5.50 to 1.00

(1)	As a result of the March 17, 2010 amendment, the leverage ratio calculation was amended to allow for all cash and cash equivalents to reduce funded debt in the calculation as long as there are no loans outstanding under the Revolver.
     The Company was in compliance with its financial and non-financial covenants as of May 31, 2010.
9 1/2% Senior Subordinated Notes
     As of May 31, 2010, the Company had $75.0 million outstanding of principal amount of its 9 1/2% Notes which mature in August 2013. Interest on the 9 1/2% Notes accrues at a rate of 9.50% per annum and is payable in February and August. All or any portion of the 9 1/2% Notes may be redeemed by the Company at any time on or after August 15, 2008 at redemption prices beginning at 104.75% of the principal amount and reducing to 100% of the principal amount by August 15, 2011.
     If the Company undergoes a change of control (as defined in the 9 1/2% Notes indenture) or sells assets, it may be required to offer to purchase the 9 1/2% Notes from the holders of such notes.
     The 9 1/2% Notes are non-collateralized and subordinated to all of the existing and future senior indebtedness, including borrowings under its Senior Credit Facility. The 9 1/2% Notes rank senior to the 2 1/4% Debentures and the 4 1/16% Debentures. The 9 1/2% Notes are guaranteed by the Company’s material domestic subsidiaries. Each subsidiary guarantee is non-collateralized and subordinated to the respective subsidiary’s existing and future senior indebtedness, including guarantees of borrowings under the Senior Credit Facility. The 9 1/2% Notes and related guarantees are effectively subordinated to the Company’s and the subsidiary guarantors’ collateralized debt and to any and all debt and liabilities, including trade debt of the Company’s non-guarantor subsidiaries.
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
     During the second quarter of fiscal 2010, the Company repurchased $22.5 million principal amount of its 9 1/2% Notes at 102% of par, plus accrued and unpaid interest using a portion of the net proceeds of its 4 1/16% Debentures issued in December 2009 (See Note 13).
2 1/4% Convertible Subordinated Debentures
     As of May 31, 2010, the Company had $110.9 million outstanding of principal amount of its 2 1/4% Debentures. Interest on the 2 1/4% Debentures accrues at a rate of 2.25% per annum and is payable in May and November. The 2 1/4% Debentures are general unsecured obligations and rank equal in right of payment to all of the Company’s other existing and future subordinated indebtedness, including the 4 1/16% Debentures. The 2 1/4% Debentures rank junior in right of payment to all of the Company’s existing and future senior indebtedness, including all of its obligations under its Senior Credit Facility and all of its existing and future senior subordinated indebtedness, including the Company’s outstanding 9 1/2% Notes. In addition, the 2 1/4% Debentures are effectively subordinated to any of the Company’s collateralized debt and to any and all debt and liabilities, including trade debt of its subsidiaries.
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
     During the second quarter of fiscal 2010, the Company repurchased $35.5 million principal amount of its 2 1/4% Debentures at various prices ranging from 93.0% of par to 94.125% of par, plus accrued and unpaid interest using a portion of the net proceeds of its 4 1/16% Debentures issued in December 2009 (See Note 13).
     As of December 1, 2009 the Company adopted the new accounting standards which applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. The Company’s adoption of this guidance affects its 2 1/4% Debentures and requires the issuer of convertible debt instruments to separately account for the liability (debt) and equity (conversion option) components of such instruments and retrospectively adjust the financial statements for all periods presented. The fair value of the liability component shall be determined based on the market rate for similar debt instruments without the conversion feature and the residual between the proceeds and the fair value of the liability component is recorded as equity at the time of issuance. Additionally, the pronouncement requires transaction costs to be allocated on the same percentage as the liability and equity components.
     The Company calculated the carrying value of the liability component at issuance as the present value of its cash flows using a discount rate of 8.86%. The carrying value of the liability component was determined to be $97.5 million. The equity component, or debt discount, of the notes was determined to be $48.9 million. The debt discount is being amortized over the period from the issuance date through November 20, 2011 as a non-cash charge to interest expense. As of May 31, 2010, the remaining term of the 2 1/4% Debentures is 1.5 years.

     The $4.9 million of costs incurred in connection with the issuance of the 2 1/4% Debentures were capitalized and bifurcated into deferred financing costs of $3.3 million and equity issuance costs of $1.6 million. The deferred financing costs are being amortized to interest expense from the issuance date through November 20, 2011. As of May 31, 2010, the unamortized portion of the deferred financing costs related to the 2 1/4% Debentures was $0.9 million and was included in other non-current assets on the unaudited condensed consolidated balance sheets.
     The following table presents the carrying amounts of the liability and equity components:

	May 31,	November 30,
	2010	2009
	(In millions)
Carrying amount of equity component, net of equity issuance costs	$46.4	$47.3

Principal amount of 2 1/4% Debentures	$110.9	$146.4
Unamortized debt discount	(9.8)	(17.0)

Carrying amount of liability component	$101.1	$129.4

     The following table presents the interest expense components for the 2 1/4% Debentures:

	Three months ended May 31,		Six months ended May 31,
	2010	2009	2010	2009
		(In millions)
Interest expense-contractual interest	$0.8	$0.8	$1.6	$1.6
Interest expense-amortization of debt discount	1.9	1.9	3.9	3.8
Interest expense-amortization of deferred financing costs	0.2	0.2	0.4	0.4
Effective interest rate	8.86%	8.86%	8.86%	8.86%
4% Contingent Convertible Subordinated Notes
     In January 2010, the Company redeemed $124.7 million principal amount of its 4% Notes which were presented to the Company for payment. In March 2010, the Company redeemed the remaining $0.3 million principal amount of its 4% Notes.
4 1/16% Convertible Subordinated Debentures
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
     The 4 1/16% Debentures are general unsecured obligations of the Company and rank equal in right of payment to all of the Company’s other existing and future unsecured subordinated indebtedness, including the 2 1/4% Debentures. The 4 1/16% Debentures rank junior in right of payment to all of the Company’s existing and future senior indebtedness, including all of its obligations under its Senior Credit Facility and all of its existing and future senior subordinated indebtedness, including the Company’s outstanding 9 1/2% Notes. In addition, the 4 1/16% Debentures are effectively subordinated to any of the Company’s collateralized debt, to the extent of such collateral, and to any and all debt and liabilities including trade debt of its subsidiaries.
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
     Issuance of the 4 1/16% Debentures generated net proceeds of $194.1 million, which were used to repurchase $125.0 million principal of the 4% Notes, $22.5 million principal of the 9 1/2% Notes, $35.5 million principal of the 2 1/4% Debentures and other debt related costs. The remaining proceeds are legally restricted by the indenture of the 4 1/16% Debentures to be used to repurchase a portion of the Company’s outstanding convertible subordinated notes and senior subordinated notes, subject to certain conditions, and other debt related costs. See Note 15.
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
Groundwater Cases
     In October 2002, Aerojet and approximately 65 other individual and corporate defendants were served with four civil suits filed in the U.S. District Court for the Central District of California that seek recovery of costs allegedly incurred or to be incurred in response to the contamination present at the South El Monte Operable Unit (“SEMOU”) of the San Gabriel Valley Superfund site. The cases are denominated as follows: The City of Monterey Park v. Aerojet-General Corporation, et al., (CV-02-5909 ABC (RCx)); San Gabriel Basin Water Quality Authority v. Aerojet-General Corporation, et al., (CV-02-4565 ABC (RCx)); San Gabriel Valley Water Company v. Aerojet-General Corporation, et al., (CV-02-6346 ABC (RCx)); and Southern California Water Company v. Aerojet-

General Corporation, et al., (CV-02-6340 ABC (RCx)). The cases have been coordinated for ease of administration by the court. The plaintiffs’ claims against Aerojet are based upon allegations of discharges from a former site in the El Monte area, as more fully discussed below under the headings “San Gabriel Valley Basin, California Site” — “South El Monte Operable Unit.” The total cost estimate to implement projects under the Unilateral Administrative Order (“UAO”) prepared by the Environmental Protection Agency (“EPA”) and the water entities is approximately $90 million. Aerojet investigations do not identify a credible connection between the contaminants identified by the plaintiff water entities in the SEMOU and those detected at Aerojet’s former facility located in El Monte, California, near the SEMOU (“East Flair Drive site”). Aerojet has filed third-party complaints against several water entities on the basis that they introduced perchlorate-containing Colorado River water into the basin. Those water entities have filed motions to dismiss Aerojet’s complaints. The motions as well as discovery have been stayed until November 30, 2010, pending efforts to resolve the litigation through mediation. During the period in which the litigation has been stayed, EPA, the California Department of Toxic Substances Control (“DTSC”) and the plaintiff water entities have reached settlements through the mediation process with various of the parties sued, which have been brought to the Federal District Court for approval. Certain of the settlements were challenged by Aerojet and other defendants who sought to intervene as of right under the Federal Rules of Civil Procedure and Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) in the Federal District Court proceeding. In March 2008, the District Court denied intervention and entered the consent decree. Aerojet and the other defendants appealed to the Ninth Circuit Court of Appeals and on June 2, 2010, the Court of Appeals reversed and remanded the case back to the District Court, finding that Aerojet and the other defendants did have the right to intervene in the proceeding and to challenge the settlements.
     Before these recent legal developments, Aerojet received correspondence from EPA on behalf of itself, the DTSC and the Water Entities regarding settlement. Aerojet intends to continue to try to reach a good faith settlement with EPA, DTSC and the Water Entities to resolve claims. If settlement negotiations fail, the litigation stay is likely to be lifted and EPA may refer the matter to the U.S. Department of Justice for litigation, seeking to hold Aerojet liable for past and future costs, to recover costs of suit and attorneys’ fees, and as to any accrued interest, penalties or statutory damages. In light of the Ninth Circuit’s ruling, that litigation would also include challenges to the other settlements reached by EPA, DTSC, and the Water Entities with various parties. Should settlement not be reached, Aerojet intends to vigorously defend itself.
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
     On June 30, 2009, SCWA notified Aerojet and Boeing that it was not prepared to extend the tolling period and intended to file suit. On July 1, 2009, the County and SCWA filed a complaint against Aerojet and Boeing in the U.S. District Court for the Eastern District of California, in Sacramento, County of Sacramento; Sacramento County Water Agency v. Aerojet-General Corporation and The Boeing Corporation [sic], Civ. No. 2:09-at-1041. In the complaint, the County and SCWA alleged that because groundwater contamination from various sources including Aerojet, Boeing/MDC, and the former Mather Air Force Base, was continuing, the County and SCWA should be awarded unspecified monetary damages as well as declaratory and equitable relief. The complaint was served, but the parties entered into a joint stipulation on August 27, 2009, to stay all proceedings until May 30, 2010, pending settlement discussions. That stay has been continued to November 30, 2010. The Company cannot predict the outcome of this proceeding with any certainty at this time.
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
     As of May 31, 2010, there was one vinyl chloride case pending against the Company which involves an employee at a facility owned or operated by others. The Company has reached a settlement in principle in that matter and is negotiating the settlement agreement.
Asbestos Litigation
     The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases have been filed in Madison County, Illinois and San Francisco, California. There were 139 asbestos cases pending as of May 31, 2010.
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
b. Environmental Matters
     The Company is involved in over forty environmental matters under CERCLA, the Resource Conservation Recovery Act (“RCRA”), and other federal, state, local, and foreign laws relating to soil and groundwater contamination, hazardous waste management activities, and other environmental matters at some of its current and former facilities. The Company is also involved in a number of remedial activities at third party sites, not owned by the Company, where it is designated a potentially responsible party (“PRP”) by either the U.S. EPA or a state agency. In many of these matters, the Company is involved with other PRPs. In many instances, the Company’s liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company’s involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company’s experience, interim and final allocations of liability and costs are generally made based on relative contributions of waste or contamination. Anticipated costs associated with environmental remediation that are probable and estimable are accrued. In cases where a date to complete remedial activities at a particular site cannot be determined by reference to agreements or otherwise, the Company projects costs over an appropriate time period not exceeding fifteen years; in such cases, generally the Company does not have the ability to reasonably estimate environmental remediation costs that are beyond this period. Factors that could result in changes to the Company’s estimates include completion of current and future soil and groundwater investigations, new claims, future agency demands, discovery of more or less contamination than expected, discovery of new contaminants, modification of planned remedial actions, changes in estimated time required to remediate, new technologies, and changes in laws and regulations.
     As of May 31, 2010, the aggregate range of these anticipated environmental costs was $213.6 million to $417.3 million and the accrued amount was $213.6 million. See Note 7(c) for a summary of the environmental reserve activity for the first half of fiscal 2010. Of these accrued liabilities, approximately 70% relates to the Sacramento, California site and approximately 20% to the Baldwin Park Operable Unit of the San Gabriel Valley, California site. Each of those two sites is discussed below. The balance of the accrued liabilities relates to other sites for which the Company’s obligations are probable and estimable.
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
San Gabriel Valley Basin, California Site
     Baldwin Park Operable Unit (“BPOU”)
     As a result of its former Azusa, California operations, in 1994 Aerojet was named a PRP by the U.S. EPA, primarily due to volatile organic compound (“VOC”) contamination in the area of the San Gabriel Valley Basin superfund site known as the BPOU. Between 1995 and 1997, the U.S. EPA issued Special Notice Letters to Aerojet and eighteen other companies requesting that they implement a groundwater remedy. Subsequently, additional contaminates were identified, namely: perchlorate, NDMA, and 1,4-dioxane. On June 30, 2000, the U.S. EPA issued a UAO ordering the PRPs to implement a remedy consistent with the 1994 record of decision. Aerojet, along with seven other PRPs (“the Cooperating Respondents”) signed a Project Agreement in late March 2002 with the San Gabriel Basin Water Quality Authority, the Main San Gabriel Basin Watermaster, and five water companies. The Project Agreement, which has a term of fifteen years, became effective May 9, 2002. Pursuant to the Project Agreement, the Cooperating Respondents fund through an escrow account: the capital, operational, maintenance, and administrative costs of certain treatment and water distribution facilities to be owned and operated by the water companies. There are also provisions in the Project Agreement for maintaining financial assurance in the form of cash or letters of credit. A significant amount of public funding is available to offset project costs. To date, Congress has appropriated approximately $80 million (so called Title 16 and Dreier funds), a portion of which is potentially available for payment of project costs. Approximately $41 million of the funding has been allocated to costs associated with the Project Agreement and additional funds may follow in later years.
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
     In 2008, Textileather, Inc. (“Textileather”), the current owner of the former Toledo, Ohio site, filed a lawsuit against the Company claiming, among other things, that the Company failed to indemnify and defend Textileather for certain contractual environmental obligations. A second suit related to past and future RCRA closure costs was filed in late 2009. On May 5, 2010, the District Court granted the Company’s Motion for Summary Judgment, thereby dismissing the claims in the initial action. Textileather has appealed to Sixth Circuit Court of Appeal and briefs are to be filed with the Court over the next three months. The District Court is scheduled to meet with the parties on July 12, 2010, to discuss the subsequent handling of any remaining issues in the second suit.
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
     A summary of the Company’s environmental reserve activity is shown below:

	November 30,	2010	2010	May 31,
	2009	Additions	Expenditures	2010
	(In millions)
Aerojet
Sacramento	$152.5	$4.8	$(8.1)	$149.2
BPOU	47.8	1.2	(6.1)	42.9
Other Aerojet sites	10.8	2.6	(1.0)	12.4

	211.1	8.6	(15.2)	204.5

Other Sites	11.6	1.5	(4.0)	9.1

Environmental Reserve	$222.7	$10.1	$(19.2)	$213.6

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

Pre-Close Environmental Costs	$20.0
Amount spent through May 31, 2010	(10.3)
Amount included as a component of reserves for environmental remediation costs in the unaudited condensed consolidated balance sheet as of May 31, 2010	(0.5)

Remaining Pre-Close Environmental Costs	$9.2

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

     Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations, with excess reimbursable amounts carried forward to subsequent periods, and the total reimbursements are limited to a ceiling of $189.7 million over the term of the agreement, which ends in 2028. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through May 31, 2010	(78.2)

Potential future cost reimbursements available	111.5
Receivable from Northrop in excess of the annual limitation included as a component of other noncurrent assets in the unaudited condensed consolidated balance sheet as of May 31, 2010	(54.9)
Amounts recoverable from Northrop in future periods included as a component of recoverable from the U.S. government and other third parties for environmental remediation costs in the unaudited condensed consolidated balance sheet as of May 31, 2010	(52.3)

Potential future recoverable amounts available under the Northrop Agreement	$4.3

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

			Total	Charge to
			Estimated	Unaudited
	Estimated	Estimated	Recoverable	Condensed	Total
	Recoverable	Recoverable	Amounts Under	Consolidated	Environmental
	Amounts from	Amounts from	U.S. Government	Statement of	Reserve
	Northrop	U.S. Government	Contracts	Operations	Additions
	(In millions)
Three months ended May 31, 2010	$0.8	$4.2	$5.0	$1.4	$6.4
Three months ended May 31, 2009	0.4	1.8	2.2	(0.5)	1.7
Six months ended May 31, 2010	1.5	6.8	8.3	1.8	10.1
Six months ended May 31, 2009	1.6	5.3	6.9	(0.3)	6.6
8. Redeemable Common Stock
     The Company inadvertently failed to register with the SEC the issuance of certain of its common shares in its defined contribution 401(k) employee benefit plan (the “Plan”). As a result, certain Plan participants who purchased such securities pursuant to the Plan may have the right to rescind certain of their purchases for consideration equal to the purchase price paid for the securities (or if such security has been sold, to receive consideration with respect to any loss incurred on such sale) plus interest from the date of purchase. As of May 31, 2010 and November 30, 2009, the Company has classified 0.5 million and 0.6 million shares, respectively, as redeemable common stock because the redemption features are not within the control of the Company. The Company may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares. These shares have always been treated as outstanding for financial reporting purposes. In June 2008, the Company filed a registration statement on Form S-8 to register future transactions in the GenCorp Stock Fund in the Plan. During the first half of fiscal 2010 and 2009, the Company recorded a charge of $0.4 million and $0.7 million, respectively, for realized losses and interest associated with this matter.
9. Arrangements with Off-Balance Sheet Risk
     As of May 31, 2010, arrangements with off-balance sheet risk consisted of:
     — $68.7 million in outstanding commercial letters of credit expiring within the next twelve months, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.
     — Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to U.S. government agencies for environmental remediation activities.

     — Up to $1.3 million of reimbursements to Granite Construction Company (“Granite”) if the Company requests Granite to cease mining operations on certain portions of the Sacramento Land.
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
     The Pension Protection Act (“PPA”) requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the funded status of the plan as of specified measurement dates. The funded ratio as of November 30, 2008 under the PPA for the Company’s tax-qualified defined benefit pension plan was 93% which was above the 92% ratio required under the PPA, as amended. The required ratio to be met as of the Company’s November 30, 2009 measurement date is 94%. During the fourth quarter of fiscal 2009, the Company made a voluntary contribution of $4.4 million to improve the plan’s PPA funded status as of November 30, 2009, although there can be no assurance that the amount of this contribution will be sufficient to meet the required ratio. The final calculated PPA funded ratio as of November 30, 2009 is expected to be completed in the second half of fiscal 2010.
     On June 25, 2010, the President signed the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (“Pension Relief Act”) into law. The Pension Relief Act will allow pension plan sponsors to extend the shortfall amortization period from the seven years required under PPA to either nine years (with interest-only payments for the first two years) or fifteen years for shortfall amortization bases created during the years for which relief is elected. This election could be made for any two plan years during the period 2008-2011. The Company is currently evaluating the effect of the Pension Relief Act to its defined benefit pension plan.
     The funded status of the pension plan may be adversely affected by the investment experience of the plan’s assets, by any changes in U.S. law, and by changes in the statutory interest rates used by “tax-qualified” pension plans in the U.S. to calculate funding requirements or other plan experience. Accordingly, if the performance of the Company’s plan’s assets does not meet our assumptions, if there are changes to the IRS regulations or other applicable law or if other actuarial assumptions are modified, the future contributions to the Company’s underfunded pension plan could be higher than the Company expects.
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

     Components of retirement benefit expense (benefit) are:

	Pension Benefits		Postretirement Benefits
	Three months ended
	May 31,	May 31,	May 31,	May 31,
	2010	2009	2010	2009
	(In millions)
Service cost	$1.1	$1.1	$—	$—
Interest cost on benefit obligation	21.5	22.3	1.0	1.3
Assumed return on plan assets	(26.9)	(25.9)	—	—
Recognized net actuarial losses (gains)	14.7	(0.3)	(0.9)	(2.0)

Net periodic benefit expense (benefit)	$10.4	$(2.8)	$0.1	$(0.7)

	Pension Benefits		Postretirement Benefits
	Six months ended
	May 31,	May 31,	May 31,	May 31,
	2010	2009	2010	2009
	(In millions)
Service cost	$2.2	$4.2	$0.1	$0.1
Interest cost on benefit obligation	43.0	44.6	2.0	2.5
Assumed return on plan assets	(53.8)	(51.8)	—	—
Recognized net actuarial losses (gains)	29.4	(0.5)	(1.9)	(4.0)

Net periodic benefit expense (benefit)	$20.8	$(3.5)	$0.2	$(1.4)

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
     Summarized financial information for discontinued operations is set forth below:

	Three months ended May 31,		Six months ended May 31,
	2010	2009	2010	2009
	(In millions)
Net sales	$—	$—	$—	$—
Foreign currency gains (losses)	1.2	(0.8)	2.5	(0.8)
Income (loss) before income taxes	0.6	(1.3)	1.6	(5.2)
Income tax provision	—	0.1	—	—
Net income (loss) from discontinued operations	0.6	(1.4)	1.6	(5.2)

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
     Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended May 31,		Six months ended May 31,
	2010	2009	2010	2009
Raytheon	38%	34%	38%	34%
Lockheed Martin	26%	24%	27%	23%
     Sales during the three and six months ended May 31, 2010 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled 92% and 93% of net sales, respectively. Sales during the three and six months ended May 31, 2009 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled 89% and 90% of net sales, respectively.
     Selected financial information for each reportable segment is as follows:

	Three months ended May 31,		Six months ended May 31,
	2010	2009	2010	2009
	(In millions)
		(As adjusted Note 1)		(As adjusted Note 1)
Net Sales:
Aerospace and Defense	$232.3	$181.5	$417.4	$350.8
Real Estate	1.8	1.5	3.5	3.1

Total Net Sales	$234.1	$183.0	$420.9	$353.9

Segment Performance:
Aerospace and Defense	$28.2	$20.1	$45.5	$34.7
Environmental remediation provision adjustments	(0.1)	0.6	(0.4)	0.3
Retirement benefit plan (expense) benefit	(7.3)	2.9	(14.6)	3.6
Unusual items (see Note 13)	(0.2)	(0.3)	(0.4)	(0.7)

Aerospace and Defense Total	20.6	23.3	30.1	37.9
Real Estate	1.3	1.0	2.5	2.0

Total Segment Performance	$21.9	$24.3	$32.6	$39.9

Reconciliation of segment performance to income (loss) from continuing operations before income taxes:
Segment performance	$21.9	$24.3	$32.6	$39.9
Interest expense	(9.3)	(9.6)	(19.7)	(19.5)
Interest income	0.4	0.4	0.7	0.9
Stock-based compensation (expense) benefit	(1.1)	—	0.4	(0.1)
Corporate retirement benefit plan (expense) benefit	(3.2)	0.6	(6.4)	1.3
Corporate and other	(3.8)	(3.5)	(7.0)	(5.8)
Unusual items (see Note 13)	(1.9)	(0.1)	(3.3)	(1.9)

Income (loss) from continuing operations before income taxes	$3.0	$12.1	$(2.7)	$14.8

13. Unusual Items
     In the first half of fiscal 2010 and 2009, the Company recorded $1.4 million and $1.7 million, respectively, associated with executive severance. Additionally, during the first half of fiscal 2010 and 2009, the Company recorded $0.4 million and $0.7 million, respectively, for realized losses and interest associated with the failure to register with the SEC the issuance of certain of its common shares under the defined contribution 401(k) employee benefit plan.
     In addition, during the first half of fiscal 2010 and 2009, the Company recorded $0.7 million and $0.2 million, respectively, of losses related to amendments to the Senior Credit Facility.
     A summary of the Company’s losses on the 2 1/4% Debentures repurchased during the second quarter of fiscal 2010 is as follows (in millions):

Principal amount repurchased	$35.5
Cash repurchase price	(33.2)

2.3
Write-off of the associated debt discount	(3.3)
Portion of the 2 1/4% Debentures repurchased attributed to the equity component (See Note 6)	0.9
Write-off of the deferred financing costs	(0.2)

Loss on 2 1/4% Debentures repurchased	$(0.3)

     A summary of the Company’s losses on the 9 1/2% Notes repurchased during the second quarter of fiscal 2010 is as follows (in millions):

Principal amount repurchased	$22.5
Cash repurchase price	(23.0)
Write-off of the deferred financing costs	(0.4)

Loss on 9 1/2% Notes repurchased	$(0.9)

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

Condensed Consolidating Statements of Operations
(Unaudited)

		Guarantor	Non-guarantor
Three Months Ended May 31, 2010 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$234.1	$—	$—	$234.1
Cost of sales (exclusive of items shown separately below)	—	205.5	—	—	205.5
Selling, general and administrative	3.9	3.2	—	—	7.1
Depreciation and amortization	—	6.3	—	—	6.3
Interest expense	8.0	1.3	—	—	9.3
Other, net	3.1	(0.2)	—	—	2.9

(Loss) income from continuing operations before income taxes	(15.0)	18.0	—	—	3.0
Income tax (benefit) provision	(10.7)	0.8	—	—	(9.9)

(Loss) income from continuing operations	(4.3)	17.2	—	—	12.9
Income from discontinued operations	0.6	—	—	—	0.6

(Loss) income before equity income of subsidiaries	(3.7)	17.2	—	—	13.5
Equity income of subsidiaries	17.2	—	—	(17.2)	—

Net income	$13.5	$17.2	$—	$(17.2)	$13.5

		Guarantor	Non-guarantor
Three Months Ended May 31, 2009 (In millions) As adjusted Note 1:	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$183.0	$—	$—	$183.0
Cost of sales (exclusive of items shown separately below)	—	152.7	—	—	152.7
Selling, general and administrative	(0.2)	3.0	—	—	2.8
Depreciation and amortization	—	6.1	—	—	6.1
Interest expense	8.3	1.3	—	—	9.6
Other, net	0.3	(0.6)	—	—	(0.3)

(Loss) income from continuing operations before income taxes	(8.4)	20.5	—	—	12.1
Income tax (benefit) provision	(2.4)	3.9	—	—	1.5

(Loss) income from continuing operations	(6.0)	16.6	—	—	10.6
Loss from discontinued operations	(1.3)	—	(0.1)	—	(1.4)

(Loss) income before equity income (loss) of subsidiaries	(7.3)	16.6	(0.1)	—	9.2
Equity income (loss) of subsidiaries	16.5	—	—	(16.5)	—

Net income (loss)	$9.2	$16.6	$(0.1)	$(16.5)	$9.2

		Guarantor	Non-guarantor
Six Months Ended May 31, 2010 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$420.9	$—	$—	$420.9
Cost of sales (exclusive of items shown separately below)	—	375.2	—	—	375.2
Selling, general and administrative	5.7	6.4	—	—	12.1
Depreciation and amortization	—	12.3	—	—	12.3
Interest expense	17.2	2.5	—	—	19.7
Other, net	4.5	(0.2)	—	—	4.3

(Loss) income from continuing operations before income taxes	(27.4)	24.7	—	—	(2.7)
Income tax (benefit) provision	(11.0)	5.3	—	—	(5.7)

(Loss) income from continuing operations	(16.4)	19.4	—	—	3.0
Income from discontinued operations	1.6	—	—	—	1.6

(Loss) income before equity income of subsidiaries	(14.8)	19.4	—	—	4.6
Equity income of subsidiaries	19.4	—	—	(19.4)	—

Net income	$4.6	$19.4	$—	$(19.4)	$4.6

		Guarantor	Non-guarantor
Six Months Ended May 31, 2009 (In millions) As adjusted Note 1:	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$353.9	$—	$—	$353.9
Cost of sales (exclusive of items shown separately below)	—	301.6	—	—	301.6
Selling, general and administrative	(1.2)	6.1	—	—	4.9
Depreciation and amortization	—	12.1	—	—	12.1
Interest expense	16.7	2.8	—	—	19.5
Other, net	1.8	(0.8)	—	—	1.0

(Loss) income from continuing operations before income taxes	(17.3)	32.1	—	—	14.8
Income tax (benefit) provision	(25.7)	6.7	—	—	(19.0)

Income from continuing operations	8.4	25.4	—	—	33.8
Loss from discontinued operations	(1.4)	—	(3.8)	—	(5.2)

Income (loss) before equity income (loss) of subsidiaries	7.0	25.4	(3.8)	—	28.6
Equity income (loss) of subsidiaries	21.6	—	—	(21.6)	—

Net income (loss)	$28.6	$25.4	$(3.8)	$(21.6)	$28.6

Condensed Consolidating Balance Sheets
(Unaudited)

		Guarantor	Non-guarantor
May 31, 2010 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$179.8	$(13.4)	$0.1	$—	$166.5
Marketable securities	44.9	—	—	—	44.9
Accounts receivable	—	96.9	—	—	96.9
Inventories	—	26.6	—	—	26.6
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	0.1	27.2	—	—	27.3
Grantor trust	0.7	2.0	—	—	2.7
Other receivables, prepaid expenses and other	9.5	10.9	—	—	20.4
Income taxes	53.1	(44.6)	—	—	8.5

Total current assets	288.1	105.6	0.1	—	393.8
Restricted cash	10.4	—	—	—	10.4
Property, plant and equipment, net	0.4	127.5	—	—	127.9
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	0.2	152.6	—	—	152.8
Grantor trust	11.2	4.4	—	—	15.6
Goodwill	—	94.9	—	—	94.9
Intercompany (payable) receivable, net	(169.2)	188.9	(19.7)	—	—
Other noncurrent assets and intangibles, net	159.6	157.2	9.9	(158.7)	168.0

Total assets	$300.7	$831.1	$(9.7)	$(158.7)	$963.4

Short-term borrowings and current portion of long-term debt	$1.2	$0.2	$—	$—	$1.4
Accounts payable	0.9	24.1	—	—	25.0
Reserves for environmental remediation costs	4.5	33.9	—	—	38.4
Other current liabilities, advance payments on contracts, and postretirement medical and life insurance benefits	34.8	153.9	—	—	188.7

Total current liabilities	41.4	212.1	—	—	253.5
Long-term debt	427.0	1.1	—	—	428.1
Reserves for environmental remediation costs	4.6	170.6	—	—	175.2
Pension benefits	18.1	197.7	—	—	215.8
Other noncurrent liabilities	50.8	81.2	—	—	132.0

Total liabilities	541.9	662.7	—	—	1,204.6
Commitments and contingencies (Note 7)
Redeemable common stock	5.4	—	—	—	5.4
Total shareholders’ (deficit) equity	(246.6)	168.4	(9.7)	(158.7)	(246.6)

Total liabilities, redeemable common stock, and shareholders’ (deficit) equity	$300.7	$831.1	$(9.7)	$(158.7)	$963.4

		Guarantor	Non-guarantor
November 30, 2009 (In millions) As adjusted Note 1:	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$166.0	$(39.8)	$0.1	$—	$126.3
Accounts receivable	—	116.3	—	—	116.3
Inventories	—	61.8	—	—	61.8
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	0.1	30.5	—	—	30.6
Grantor trust	1.5	0.9	—	—	2.4
Other receivables, prepaid expenses and other	12.7	20.1	—	—	32.8
Income taxes	43.2	(40.8)	—	—	2.4

Total current assets	223.5	149.0	0.1	—	372.6
Property, plant and equipment, net	0.4	129.5	—	—	129.9
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	0.2	154.1	—	—	154.3
Grantor trust	11.6	6.2	—	—	17.8
Goodwill	—	94.9	—	—	94.9
Intercompany (payable) receivable, net	(77.4)	97.1	(19.7)	—	—
Other noncurrent assets and intangibles, net	116.9	159.3	9.9	(120.7)	165.4

Total assets	$275.2	$790.1	$(9.7)	$(120.7)	$934.9

Short-term borrowings and current portion of long-term debt	$17.8	$—	$—	$—	$17.8
Accounts payable	0.4	18.0	—	—	18.4
Reserves for environmental remediation costs	7.2	37.3	—	—	44.5
Other current liabilities, advance payments on contracts, and postretirement medical and life insurance benefits	38.9	141.8	—	—	180.7

Total current liabilities	64.3	197.1	—	—	261.4
Long-term debt	403.8	—	—	—	403.8
Reserves for environmental remediation costs	4.4	173.8	—	—	178.2
Pension benefits	22.1	202.9	—	—	225.0
Other noncurrent liabilities	53.5	85.9	—	—	139.4

Total liabilities	548.1	659.7	—	—	1,207.8
Commitments and contingencies (Note 7)
Redeemable common stock	6.0	—	—	—	6.0
Total shareholders’ (deficit) equity	(278.9)	130.4	(9.7)	(120.7)	(278.9)

Total liabilities, redeemable common stock, and shareholders’ (deficit) equity	$275.2	$790.1	$(9.7)	$(120.7)	$934.9

Condensed Consolidating Statements of Cash Flows
(Unaudited)

		Guarantor	Non-guarantor
Six months ended May 31, 2010 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(16.2)	$125.7	$—	$—	$109.5
Net transfers from (to) parent	91.9	(91.9)	—	—	—

Net cash provided by operating activities	75.7	33.8	—	—	109.5
Cash flows from investing activities:
Capital expenditures	—	(7.4)	—	—	(7.4)
Other investing activities	(55.3)	—	—	—	(55.3)

Net cash used in investing activities	(55.3)	(7.4)	—	—	(62.7)
Cash flows from financing activities:
Debt repayments	(198.8)	—	—	—	(198.8)
Proceeds from issuance of debt, net of issuance costs	192.2	—	—	—	192.2

Net cash used in financing activities	(6.6)	—	—	—	(6.6)

Net increase in cash and cash equivalents	13.8	26.4	—	—	40.2
Cash and cash equivalents at beginning of year	166.0	(39.8)	0.1	—	126.3

Cash and cash equivalents at end of period	$179.8	$(13.4)	$0.1	$—	$166.5

		Guarantor	Non-guarantor
Six months ended May 31, 2009 (In millions) As adjusted Note 1:	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(6.2)	$51.7	$(4.7)	$—	$40.8
Net transfers from (to) parent	42.4	(47.0)	4.6	—	—

Net cash provided by (used in) operating activities	36.2	4.7	(0.1)	—	40.8
Cash flows from investing activities:
Capital expenditures	—	(4.5)	—	—	(4.5)

Net cash used in investing activities	—	(4.5)	—	—	(4.5)
Cash flows from financing activities:
Debt repayments	(1.1)	(0.6)	—	—	(1.7)
Other financing activities	(0.4)	—	—	—	(0.4)

Net cash used in financing activities	(1.5)	(0.6)	—	—	(2.1)

Net increase (decrease) in cash and cash equivalents	34.7	(0.4)	(0.1)	—	34.2
Cash and cash equivalents at beginning of year	103.7	(11.2)	0.2	—	92.7

Cash and cash equivalents at end of period	$138.4	$(11.6)	$0.1	$—	$126.9

15. Subsequent Events
     In June 2010, the Company repurchased $9.4 million principal amount of its 2 1/4% Debentures at various prices ranging from 93.75% of par to 94.0% of par, plus accrued and unpaid interest using a portion of the net proceeds of its 4 1/16% Debentures issued in December 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Unless otherwise indicated or required by the context, as used in this Quarterly Report on Form 10-Q, the terms “we,” “our” and “us” refer to GenCorp Inc. and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America.
     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, our operating results for interim periods may not be indicative of the results of operations for a full year. This section contains a number of forward-looking statements, all of which are based on current expectations and are subject to risks and uncertainties including those described in this Quarterly Report under the heading “Forward-Looking Statements.” Actual results may differ materially. This section should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended November 30, 2009, Form 8-K filed on April 9, 2010, and periodic reports subsequently filed with the Securities and Exchange Commission (“SEC”).
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
Results of Operations
Net Sales:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2010	2009	Change*	2010	2009	Change**
			(In millions)
Net sales	$234.1	$183.0	$51.1	$420.9	$353.9	$67.0

*	Primary reason for change. The increase was primarily due to the following: (i) the release of NASA funding constraints on the Orion program generating $16.2 million of additional net sales; (ii) awards received in fiscal 2009 on divert and attitude control system programs generating $12.7 million of additional net sales; (iii) increased deliveries and follow-on awards received in fiscal 2009 on the Multiple Launch Rocket System (“MLRS”) program generating $6.4 million of additional net sales; and (iv) increased deliveries under the Tube-launched, Optically-tracked, Wire-guided Missile (“TOW”) program generating $5.9 million of additional net sales.

**	Primary reason for change. The increase was primarily due to the following: (i) the release of NASA funding constraints on the Orion program generating $26.7 million of additional net sales; (ii) awards received in fiscal 2009 on divert and attitude control system programs generating $21.4 million of additional net sales; and (iii) increased deliveries on the MLRS program generating $9.2 million of additional net sales. The increase in net sales was partially offset by a decline in deliveries of rocket motors under the Atlas V program in the current period compared to the prior year period.

     Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended May 31,		Six months ended May 31,
	2010	2009	2010	2009
Raytheon	38%	34%	38%	34%
Lockheed Martin	26%	24%	27%	23%
     Sales during the three and six months ended May 31, 2010 directly and indirectly to the U.S. government and its agencies, including sales to our significant customers discussed above, totaled 92% and 93% of net sales, respectively. Sales during the three and six months ended May 31, 2009 directly and indirectly to the U.S. government and its agencies, including sales to our significant customers discussed above, totaled 89% and 90% of net sales, respectively.
Operating Income:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2010	2009	Change*	2010	2009	Change**
		(In millions, except percentage amounts)
Operating income	$11.9	$21.3	$(9.4)	$16.3	$33.4	$(17.1)
Percentage of net sales	5.1%	11.6%		3.9%	9.4%

*	Primary reason for change. The decrease in operating income was primarily due to the following:
•	An increase of $14.0 million in retirement benefit expense. See discussion of “Retirement Benefit Plans” below.

•	An increase of $1.9 million in environmental remediation costs primarily due to an increase of $1.3 million of environmental remediation obligations in the second quarter of fiscal 2010 related to our legacy divested businesses.

•	An increase of $1.7 million in unusual charges. See discussion of “Unusual items” below.

•	An increase of $1.1 million in stock-based compensation due to the higher fair value of the stock appreciation rights at May 31, 2010 and restricted stock grants during the second quarter of fiscal 2010.
     The factors discussed above were partially offset by the following:
•	An increase of $8.5 million in gross profit (defined as net sales less costs of sales excluding the impact of retirement benefit expenses) on net sales as a result of higher sales in the current period compared to the prior period and, to a lesser extent, an overall improvement in contract performance.

**	Primary reason for change. The decrease in operating income was primarily due to the following:
•	An increase of $25.9 million in retirement benefit expense. See discussion of “Retirement Benefit Plans” below.

•	An increase of $2.1 million in environmental remediation costs primarily due to (i) an increase of $1.5 million of environmental remediation obligations in the first half of fiscal 2010 related to our legacy divested businesses.

•	An increase of $1.1 million in unusual charges. See discussion of “Unusual items” below.
     The factors discussed above were partially offset by the following:
•	An increase of $11.6 million in gross profit (defined as net sales less costs of sales excluding the impact of retirement benefit expenses) on net sales as a result of higher sales in the current period compared to the prior period and, to a lesser extent, an overall improvement in contract performance.

•	A decrease of $0.5 million in stock-based compensation due to the lower fair value of the stock appreciation rights, partially offset by the restricted stock grants during the second quarter of fiscal 2010.

Cost of sales:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2010	2009	Change*	2010	2009	Change**
		(In millions, except percentage amounts)
Cost of sales (exclusive of items shown separately below)	$205.5	$152.7	$52.8	$375.2	$301.6	$73.6
Percentage of net sales	87.8%	83.4%		89.1%	85.2%

*	Primary reason for change. The increase in costs of sales as a percentage of net sales was primarily due to an increase of $10.2 million of non-cash aerospace and defense retirement benefit plan expense in the second quarter of fiscal 2010. See discussion of “Retirement Benefit Plans” below.

**	Primary reason for change. The increase in costs of sales as a percentage of net sales was primarily due to an increase of $18.2 million of non-cash aerospace and defense retirement benefit plan expense in the first half of fiscal 2010. See discussion of “Retirement Benefit Plans” below.
Selling, General and Administrative (“SG&A”):

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2010	2009	Change*	2010	2009	Change**
		(In millions, except percentage amounts)
Selling, General and Administrative	$7.1	$2.8	$4.3	$12.1	$4.9	$7.2
Percentage of net sales	3.0%	1.5%		2.9%	1.4%

*	Primary reason for change. The increase in SG&A expense is primarily due to an increase of $3.8 million of non-cash corporate retirement benefit plan expenses. See discussion of “Retirement Benefit Plans” below. In addition, stock-based compensation increased by $1.1 million due to the higher fair value of the stock appreciation rights at May 31, 2010 and restricted stock grants during the second quarter of fiscal 2010. The increase in SG&A expense was partially offset by a decrease in legal and consulting expenses.

**	Primary reason for change. The increase in SG&A expense is primarily due to an increase of $7.7 million of non-cash corporate retirement benefit plan expenses. See discussion of “Retirement Benefit Plans” below. The increase in retirement benefit expense was partially offset by a decrease of $0.5 million in stock-based compensation.
Depreciation and Amortization:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2010	2009	Change*	2010	2009	Change*
			(In millions)
Depreciation and amortization	$6.3	$6.1	$0.2	$12.3	$12.1	$0.2

*	Primary reason for change. Depreciation and amortization expense was essentially unchanged for the periods presented.
Other expense (income), net:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2010	2009	Change*	2010	2009	Change*
			(In millions)
Other expense (income), net	$1.2	$(0.3)	$1.5	$1.3	$(0.7)	$2.0

*	Primary reason for change. The increase in other expense (income), net was primarily due to higher environmental remediation costs in the second quarter and first half of fiscal 2010 compared to the comparable fiscal 2009 periods.

Unusual items:

	Three months ended		Six months ended
	May 31,	May 31,	May 31,	May 31,
	2010	2009	2010	2009
		(In millions)
Unusual items:
Executive severance agreements	$—	$(0.1)	$1.4	$1.7
Legal related matters (discussed below)	0.2	0.3	0.4	0.7
Loss on amendment to the $280 million Senior Credit Facility (“Senior Credit Facility”)	0.7	0.2	0.7	0.2
Loss on debt repurchased (discussed below)	1.2	—	1.2	—
     During the first half of fiscal 2010 and 2009, we recorded $0.4 million and $0.7 million, respectively, for realized losses and interest associated with the failure to register with the SEC the issuance of certain of our common shares under the defined contribution 401(k) employee benefit plan.
     During the second quarter of fiscal 2010, we repurchased $35.5 million principal amount of our 2 1/4% Convertible Subordinated Debentures (“2 1/4% Debentures”) at various prices ranging from 93.0% of par to 94.125% of par, plus accrued and unpaid interest using a portion of the net proceeds of its 4.0625% Convertible Subordinated Debentures (“4 1/16% Debentures”) issued in December 2009. A summary of our losses on the 2 1/4% Debentures repurchased during the second quarter of fiscal 2010 is as follows (in millions):

Principal amount repurchased	$35.5
Cash repurchase price	(33.2)

2.3
Write-off of the associated debt discount	(3.3)
Portion of the 2 1/4% Debentures repurchased attributed to the equity component (See Note 6)	0.9
Write-off of the deferred financing costs	(0.2)

Loss on 2 1/4% Debentures repurchased	$(0.3)

     During the second quarter of fiscal 2010, we repurchased $22.5 million principal amount of our 9 1/2% Senior Subordinated Notes (“9 1/2% Notes”) at 102% of par, plus accrued and unpaid interest using a portion of the net proceeds of its 4 1/16% Debentures issued in December 2009. A summary of our losses on the 9 1/2% Notes repurchased during the second quarter of fiscal 2010 is as follows (in millions):

Principal amount repurchased	$22.5
Cash repurchase price	(23.0)
Write-off of the deferred financing costs	(0.4)

Loss on 9 1/2% Notes repurchased	$(0.9)

Interest Expense:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2010	2009	Change*	2010	2009	Change*
			(In millions)
Interest expense	$9.3	$9.6	$(0.3)	$19.7	$19.5	$0.2
Components of interest expense:
Contractual interest and other	$6.5	$6.4	$0.1	$13.7	$13.1	$0.6
Debt discount amortization	1.9	1.9	—	3.9	3.8	0.1
Amortization of deferred financing costs	0.9	1.3	(0.4)	2.1	2.6	(0.5)

*	Primary reason for change. Interest expense was essentially unchanged for the periods presented.

Interest Income:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2010	2009	Change*	2010	2009	Change*
			(In millions)
Interest income	$0.4	$0.4	$—	$0.7	$0.9	$(0.2)

*	Primary reason for change. Interest income was essentially unchanged for the periods presented.
Income Tax (Benefit) Provision:

	Three months ended		Six months ended
	May 31,	May 31,	May 31,	May 31,
	2010	2009	2010	2009
		(In millions)
Income tax (benefit) provision	$(9.9)	$1.5	$(5.7)	$(19.0)
     The income tax benefit of $5.7 million in the first half of fiscal 2010 is primarily related to us receiving approval on our Private Letter Ruling (“PLR”) with the Internal Revenue Service (“IRS”) for the revocation of the Internal Revenue Code Section 59(e) election made on our fiscal 2003 income tax return. As a result of the PLR approval, we recorded an income tax benefit of $6.2 million during the first half of fiscal 2010. The income tax benefit also includes current state taxes of $1.0 million, and a net deferred tax benefit of $0.5 million ($1.2 million deferred tax benefit related to prior years offset by $0.7 million of current year deferred tax expense). We normally determine our interim tax provision using an estimated annual effective tax rate methodology. However, we have utilized a discrete period method to calculate taxes for the first half of fiscal 2010. We have determined that a calculation of an annual effective tax rate would not represent a reliable estimate due to the sensitivity of the annual effective tax rate estimate to even minimal changes to forecasted pre-tax earnings. Under the discrete method, we determine the tax expense based upon actual results as if the interim period were an annual period.
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
     The difference between book earnings at the statutory rate and the income tax provision reflected is due to the change in the valuation allowance which increased in the first half of fiscal 2010 and decreased in the first half of fiscal 2009.
     As of May 31, 2010, the liability for uncertain income tax positions was $1.5 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.
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

     Summarized financial information for discontinued operations is set forth below:

	Three months ended May 31,		Six months ended May 31,
	2010	2009	2010	2009
		(In millions)
Net sales	$—	$—	$—	$—
Foreign currency gains (losses)	1.2	(0.8)	2.5	(0.8)
Income (loss) before income taxes	0.6	(1.3)	1.6	(5.2)
Income tax provision	—	0.1	—	—
Net income (loss) from discontinued operations	0.6	(1.4)	1.6	(5.2)
Retirement Benefit Plans:
     Components of retirement benefit expense (benefit) are:

	Three months ended May 31,		Six months ended May 31,
	2010	2009	2010	2009
		(In millions)
Service cost	$1.1	$1.1	$2.3	$4.3
Interest cost on benefit obligation	22.5	23.6	45.0	47.1
Assumed return on plan assets	(26.9)	(25.9)	(53.8)	(51.8)
Recognized net actuarial losses (gains)	13.8	(2.3)	27.5	(4.5)

Retirement benefit expense (benefit)	$10.5	$(3.5)	$21.0	$(4.9)

     The increase in retirement benefit expense was primarily due to higher actuarial losses recognized in the second quarter and first half of fiscal 2010 compared to the comparable fiscal 2009 periods. The increase in actuarial losses was primarily the result of: (i) a decrease in the discount rate due to lower market interest rates used to determine our retirement benefit obligation to 5.65% as of November 30, 2009 compared to 7.10% as of August 31, 2008, and (ii) an increase in the impact of amortization of prior years’ net investment losses.
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
Aerospace and Defense Segment

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2010	2009	Change*	2010	2009	Change**
			(In millions)
Net sales	$232.3	$181.5	$50.8	$417.4	$350.8	$66.6
Segment performance	20.6	23.3	(2.7)	30.1	37.9	(7.8)

*	Primary reason for change. The increase was primarily due to the following: (i) the release of NASA funding constraints on the Orion program generating $16.2 million of additional net sales; (ii) awards received in fiscal 2009 on divert and attitude control system programs generating $12.7 million of additional net sales; (iii) increased deliveries and follow-on awards received in fiscal

2009 on the MLRS program generating $6.4 million of additional net sales; and (iv) increased deliveries under the TOW program generating $5.9 million of additional net sales. The decrease in segment performance in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009 was primarily the result of an increase of $10.2 million in non-cash retirement benefit plan expense in fiscal 2010 partially offset by higher net sales.

**	Primary reason for change. The increase was primarily due to the following: (i) the release of NASA funding constraints on the Orion program generating $26.7 million of additional net sales; (ii) awards received in fiscal 2009 on divert and attitude control system programs generating $21.4 million of additional net sales; and (iii) increased deliveries on the MLRS program generating $9.2 million of additional net sales. The increase in net sales was partially offset by a decline in deliveries of rocket motors under the Atlas V program in the current period compared to the prior year period. The decrease in segment performance in the first half of fiscal 2010 as compared to the first half of fiscal 2009 was primarily the result of an increase of $18.2 million in non-cash retirement benefit plan expense in fiscal 2010 partially offset by higher net sales.
     A summary of our backlog is as follows:

	May 31,	November 30,
	2010	2009
	(In millions)
Funded backlog	$758.8	$811.2
Unfunded backlog	442.7	379.6

Total contract backlog	$1,201.5	$1,190.8

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
Real Estate Segment

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2010	2009	Change*	2010	2009	Change*
			(In millions)
Net sales	$1.8	$1.5	$0.3	$3.5	$3.1	$0.4
Segment performance	1.3	1.0	0.3	2.5	2.0	0.5

*	Primary reason for change. Net sales and segment performance consist primarily of rental property operations.
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
     As of December 1, 2009, we adopted the new accounting standards which apply to convertible debt securities that, upon conversion, may be settled by the issuer, fully or partially, in cash. The guidance is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2008 and is to be applied retrospectively to all past periods presented-even if the instrument has matured, converted, or otherwise been extinguished as of the effective date of this guidance.
     The adoption of this guidance affects our 2 1/4% Debentures. This guidance requires the issuer of convertible debt instruments to separately account for the liability (debt) and equity (conversion option) components of such instruments and retrospectively adjust the financial statements for all periods presented. The fair value of the liability component shall be determined based on the market rate for similar debt instruments without the conversion feature and the residual between the proceeds and the fair value of the liability component is recorded as equity at the time of issuance. Additionally the pronouncement requires transaction costs to be allocated to the liability and equity components on the same relative percentages.

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
     In April 2010, the FASB issued updated guidance on the use of the milestone method of revenue recognition that applies to research or development transactions in which one or more payments are contingent upon achieving uncertain future events or circumstances. This update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. This guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. We are currently evaluating the impact of this guidance, and we have not yet determined the impact of the standard on our financial position or results of operation, if any.
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
     A detailed description of our significant accounting policies can be found in our Form 8-K filed with the SEC on April 9, 2010.
Arrangements with Off-Balance Sheet Risk
     As of May 31, 2010, arrangements with off-balance sheet risk, consisted of:
     — $68.7 million in outstanding commercial letters of credit expiring within the next twelve months, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.
     — Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to U.S. government agencies for environmental remediation activities.

     — Up to $1.3 million of reimbursements to Granite Construction Company (“Granite”) if we request Granite to cease mining operations on certain portions of the Sacramento Land.
     — Guarantees, jointly and severally, by our material domestic subsidiaries of our obligations under our Senior Credit Facility and our 9 1/2% Notes.
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
Liquidity and Capital Resources
Net Cash Provided by (Used in) Operating, Investing, and Financing Activities
     Cash and cash equivalents increased by $40.2 million during the first half of fiscal 2010. The change in cash and cash equivalents was as follows:

	Six Months Ended
	May 31,	May 31,
	2010	2009
	(In millions)
Net Cash Provided by Operating Activities	$109.5	$40.8
Net Cash Used in Investing Activities	(62.7)	(4.5)
Net Cash Used in Financing Activities	(6.6)	(2.1)

Net Increase in Cash and Cash Equivalents	$40.2	$34.2

Net Cash Provided by Operating Activities
     The $109.5 million of cash provided by operating activities in the first half of fiscal 2010 was primarily due to an increase in $81.2 million of cash provided by working capital (defined as accounts receivables, inventories, accounts payable, contract advances, and other current assets and liabilities). The increase in working capital is due the following (i) an increase in contract advances from prior year related to the timing of contract receipts; (ii) an increase in collections on billed accounts receivables, resulting in a decrease in receivables days outstanding; (iii) a decrease in inventories due to higher sales and timing of overhead spending, resulting in increased inventory turnover; and (iv) higher accounts payable in connection with higher sales and timing of payments to vendors. Additionally, net income from continuing operations adjusted for non-cash expenses (defined as depreciation, amortization, stock compensation, and retirement benefits expense) generated $41.9 million in operating cash in the first half of fiscal 2010.
     The $40.8 million of cash provided by operating activities in the first half of fiscal 2009 was primarily due to improved operating performance and improvements in net working capital.
Net Cash Used In Investing Activities
     During the first half of fiscal 2010 and fiscal 2009, we had capital expenditures of $7.4 million and $4.5 million, respectively. The majority of our capital expenditures directly supports our contract and customer requirements and are primarily incurred for asset replacement, capacity expansion, development of new projects, and safety and productivity improvements.
     As of May 31, 2010, we had $10.4 million of restricted cash related to the proceeds from the 4 1/16% Debentures that will be used to repurchase a portion of our outstanding convertible subordinated notes and senior subordinated notes, subject to certain conditions.

     During the first half of fiscal 2010, we invested net cash of $44.9 million in marketable securities.
Net Cash Used in Financing Activities
     During the first half of fiscal 2010, cash of $200.0 million was generated reflecting the issuance of $200.0 million in 4 1/16% Debentures in December 2009, offset by $198.8 million in debt repayments (see table below). In addition, we incurred $7.8 million in debt issuance costs.
     During the first half of fiscal 2009, net cash used for debt principal payments was $1.7 million. In addition, we incurred $0.4 million in debt issuance costs.
Borrowing Activity and Senior Credit Facility:
     Our borrowing activity during the first half of fiscal 2010 was as follows:

			Debt		Non-cash
	November 30,		Discount	Cash	Repurchase	May 31,
	2009	Additions	Amortization	Payments	Activity	2010
	(In millions)
Term loan	$68.3	$—	$—	$(16.9)	$—	$51.4
9 1/2% Notes	97.5	—	—	(23.0)	0.5	75.0
4% Contingent Convertible Subordinated Notes (“4% Notes”)	125.0	—	—	(125.0)	—	—
4 1/16% Debentures	—	200.0	—	—	—	200.0
2 1/4% Debentures	146.4	—	—	(33.2)	(2.3)	110.9
Debt discount on 2 1/4% Debentures	(17.0)	—	3.9	—	3.3	(9.8)
Other debt	1.4	1.3	—	(0.7)	—	2.0

Total Debt and Borrowing Activity	$421.6	$201.3	$3.9	$(198.8)	$1.5	$429.5

     On March 17, 2010, we executed an amendment (the “Second Amendment”) to our existing Amended and Restated Credit Agreement, originally entered into as of June 21, 2007, by and among the Company, as borrower, the subsidiaries of the Company from time to time party thereto, as guarantors, the lenders from time to time party thereto and Wachovia Bank, National Association, as administrative agent for the lenders, as amended to date (the “Credit Agreement”). The Second Amendment, among other things, (i) permits us to repurchase our outstanding convertible subordinated notes and senior subordinated notes, subject to certain conditions; (ii) permits us to incur additional senior unsecured or subordinated indebtedness, subject to specified limits and other conditions; (iii) permits us to conduct a rescission offer, using stock and/or cash up to $15.0 million, with respect to certain units issued under the GenCorp Savings Plan; (iv) permits us to repurchase our stock, subject to certain conditions; (v) limits the circumstances under which we would have to mandatorily prepay loans under the Senior Credit Facility with the proceeds from equity issuances; and (vi) amends the definitions of the leverage ratio and net cash proceeds from permitted real estate sales. The Second Amendment reduces the Revolver capacity from $80.0 million to $65.0 million and the letter of credit subfacility capacity from $125.0 million to $100.0 million, and also removes an additional term loan facility of up to $75.0 million. Under the Second Amendment, the interest rate on LIBOR rate borrowings is LIBOR plus 325 basis points, an increase of 100 basis points, and the letter of credit subfacility commitment fee has been similarly amended. The Second Amendment also provides for a commitment fee on the unused portion of the Revolver in the amount of 62.5 basis points, an increase of 12.5 basis points.
     As of May 31, 2010, the borrowing limit under the Revolver was $65.0 million with all of it available. Also as of May 31, 2010, we had $68.7 million outstanding letters of credit under the $100.0 million letter of credit subfacility and had permanently reduced the amount of our term loan subfacility to the $51.4 million outstanding.
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

	Actual Ratios as of	Required Ratios
Financial Covenant	May 31, 2010	December 1, 2009 and thereafter
Interest coverage ratio, as defined under the Credit Agreement	4.10 to 1.00	Not less than: 2.25 to 1.00
Leverage ratio, as defined under the Credit Agreement(1)	2.14 to 1.00	Not greater than: 5.50 to 1.00

(1)	As a result of the March 17, 2010 amendment, the leverage ratio calculation was amended to allow for all cash and cash equivalents to reduce funded debt in the calculation as long as there are no loans outstanding under the Revolver.
     We were in compliance with our financial and non-financial covenants as of May 31, 2010.
     In December 2009, we issued $200.0 million in aggregate principal amount of 4 1/16% Debentures in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. Issuance of the 4 1/16% Debentures generated net proceeds of $194.1 million, which were used to repurchase $125.0 million principal of the 4% Notes, $22.5 million principal of the 9 1/2% Notes, $44.9 million principal of the 2 1/4% Debentures and other debt related costs. The remaining proceeds are legally restricted by the indenture of the 4 1/16% Debentures to be used to repurchase a portion of the Company’s outstanding convertible subordinated notes and senior subordinated notes, subject to certain conditions, and other debt related costs.
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
     As of November 30, 2009, our defined benefit pension plan assets and projected benefit obligations were approximately $1.3 billion and $1.6 billion, respectively. The Pension Protection Act (“PPA”) requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the funded status of the plan as of specified measurement dates. Our funded ratio as of November 30, 2008 under the PPA for our defined benefit pension plan was above the ratio required under the PPA, as amended in 2008. The required ratio to be met as of our November 30, 2009 measurement date is 94%. During the fourth quarter of fiscal 2009, we made a voluntary contribution of $4.4 million to improve the plan’s PPA funded status as of November 30, 2009, although there can be no assurance that the amount of this contribution will be sufficient to meet the required ratio. The final calculated PPA funded ratio as of November 30, 2009 is expected to be completed in the second half of fiscal 2010. In general, PPA requires companies with under-funded plans to make up the shortfall over a 7-year period. These values are based on assumptions specified by the Internal Revenue Service, and are typically not the same as the amounts used for corporate financial reporting. Companies may prepay contributions, and use those prepayments to offset otherwise required contributions in future years. We have accumulated such prepayments, and are permitted to use these prepayments to meet minimum funding requirements. For fiscal 2010, we are not expecting to make a cash contribution to our pension plan. The value of the unfunded accrued benefits and amount of required contribution each year are based on a number of factors, including plan investment experience and interest rate environment, and as such can fluctuate significantly from year to year.
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
     As of May 31, 2010, our debt totaled $429.5 million: $378.1 million, or 88%, was at an average fixed rate of 6.44%; and $51.4 million, or 12%, was at a variable rate of 3.79%.
     The estimated fair value and principal amount for our long-term debt is presented below:

	Fair Value		Principal Amount
	May 31,	November 30,	May 31,	November 30,
	2010	2009	2010	2009
		(In millions)
Term loan	$48.7	$62.8	$51.4	$68.3
9 1/2% Notes	75.4	96.0	75.0	97.5
4% Notes	—	124.7	—	125.0
2 1/4% Debentures (1)	103.4	131.0	110.9	146.4
4 1/16% Debentures	180.8	—	200.0	—
Other debt	2.0	1.4	2.0	1.4

	$410.3	$415.9	$439.3	$438.6

(1)	Excludes the unamortized debt discount of $9.8 million and $17.0 million as of May 31, 2010 and November 30, 2009, respectively.
     The fair values of the term loan, 9 1/2% Notes, 4% Notes, 2 1/4% Debentures, and 4 1/16% Debentures were determined using broker quotes that are based on open markets of our debt securities as of May 31, 2010 and November 30, 2009, respectively. The fair value of the remaining debt was determined to approximate carrying value.

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
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first half of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

	Six Months	Year	Year
	Ended	Ended,	Ended
	May 31,	Nov. 30,	Nov. 30,
	2010	2009	2008
	(dollars in thousands)
Claims filed	11 *	27 *	33 *
Claims consolidated	—	23	—
Claims dismissed	5	25	31
Claims settled	1	2	5
Claims pending	139	134	157
Aggregate settlement costs	$15	$35	$246
Average settlement costs	$15	$17	$49

*	This number is net of two cases tendered to a third party under a contractual indemnity obligation.

     Legal and administrative fees for the asbestos cases for the first six months of fiscal 2010 were $0.2 million. Legal and administrative fees for the asbestos cases for fiscal years 2009 and 2008 were $0.4 million and $0.5 million, respectively.
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

GenCorp Inc.
Date: July 9, 2010	By:	/s/ Scott J. Seymour
Scott J. Seymour
President and Chief Executive Officer (Principal Executive Officer)

Date: July 9, 2010	By:	/s/ Kathleen E. Redd
Kathleen E. Redd
Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.