Form 10-Q
period 2010-08-31
GENCORP INC
filed 2010-10-04
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: August 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of September 30, 2010, there were 59.0 million outstanding shares of our Common Stock, including redeemable common stock, $0.10 par value.

GenCorp Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended August 31, 2010

Item
Number	Page
PART I — FINANCIAL INFORMATION
1 Financial Statements	3
2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
3 Quantitative and Qualitative Disclosures About Market Risk	51
4 Controls and Procedures	52
PART II — OTHER INFORMATION
1 Legal Proceedings	52
1A Risk Factors	53
2 Unregistered Sales of Equity Securities and Use of Proceeds	53
3 Defaults Upon Senior Securities	53
4 Reserved
5 Other Information	53
6 Exhibits	53
SIGNATURES
Signatures
EXHIBIT INDEX
Exhibit Index
EX-31.1
EX-31.2
EX-32.1

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements
GenCorp Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended August 31,		Nine months ended August 31,
	2010	2009	2010	2009
		As adjusted (Note 1)		As adjusted (Note 1)
	(In millions, except per share amounts)
Net Sales	$210.7	$201.4	$631.6	$555.3
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	180.8	172.2	556.0	473.8
Selling, general and administrative	6.4	0.9	18.5	5.8
Depreciation and amortization	6.9	6.4	19.2	18.5
Other expense, net	2.2	0.9	3.5	0.2
Unusual items:
Executive severance agreements	—	1.4	1.4	3.1
(Gain) loss on debt repurchased	(0.1)	—	1.1	—
Loss on bank amendment	—	—	0.7	0.2
Legal and other matters	2.1	0.4	2.5	1.1

Total operating costs and expenses	198.3	182.2	602.9	502.7
Operating income	12.4	19.2	28.7	52.6
Non-operating (income) expense
Interest income	(0.5)	(0.5)	(1.2)	(1.4)
Interest expense	8.9	9.6	28.6	29.1

Total non-operating (income) expense	8.4	9.1	27.4	27.7
Income from continuing operations before income taxes	4.0	10.1	1.3	24.9
Income tax provision (benefit)	0.5	(0.7)	(5.2)	(19.7)

Income from continuing operations	3.5	10.8	6.5	44.6
(Loss) income from discontinued operations, net of income taxes	(0.7)	(0.5)	0.9	(5.7)

Net income	$2.8	$10.3	$7.4	$38.9

Income Per Share of Common Stock
Basic:
Income per share from continuing operations	$0.06	$0.18	$0.11	$0.77
(Loss) income per share from discontinued operations, net of income taxes	(0.01)	(0.01)	0.02	(0.10)

Net income per share	$0.05	$0.17	$0.13	$0.67

Diluted:
Income per share from continuing operations	$0.06	$0.18	$0.11	$0.73
(Loss) income per share from discontinued operations, net of income taxes	(0.01)	(0.01)	0.02	(0.09)

Net income per share	$0.05	$0.17	$0.13	$0.64

Weighted average shares of common stock outstanding	58.6	58.5	58.5	58.4

Weighted average shares of common stock outstanding, assuming dilution	58.7	66.6	58.7	66.5

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

		November 30,
	August 31,	2009
	2010	As adjusted (Note 1)
	(In millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$163.7	$126.3
Marketable securities	58.4	—
Accounts receivable	95.8	116.3
Inventories	32.2	61.8
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	28.9	30.6
Grantor trust	1.1	2.4
Other receivables, prepaid expenses and other	33.7	32.8
Income taxes	7.0	2.4

Total Current Assets	420.8	372.6
Noncurrent Assets
Property, plant and equipment, net	129.5	129.9
Real estate held for entitlement and leasing	58.7	55.3
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	153.2	154.3
Grantor trust	15.5	17.8
Goodwill	94.9	94.9
Intangible assets	17.3	18.5
Other noncurrent assets, net	91.9	91.6

Total Noncurrent Assets	561.0	562.3

Total Assets	$981.8	$934.9

LIABILITIES, REDEEMABLE COMMON STOCK, AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings and current portion of long-term debt	$1.4	$17.8
Accounts payable	15.1	18.4
Reserves for environmental remediation costs	37.9	44.5
Postretirement medical and life benefits	7.2	7.2
Advance payments on contracts	97.7	66.0
Other current liabilities	110.7	107.5

Total Current Liabilities	270.0	261.4
Noncurrent Liabilities
Senior debt	50.7	51.2
Senior subordinated notes	75.0	97.5
Convertible subordinated notes	288.9	254.4
Other debt	1.1	0.7
Deferred income taxes	7.0	9.6
Reserves for environmental remediation costs	176.8	178.2
Pension benefits	211.2	225.0
Postretirement medical and life benefits	74.4	75.7
Other noncurrent liabilities	51.6	54.1

Total Noncurrent Liabilities	936.7	946.4

Total Liabilities	1,206.7	1,207.8
Commitments and Contingencies (Note 7)
Redeemable common stock, par value of $0.10; 0.5 million shares issued and outstanding as of August 31, 2010; 0.6 million shares issued and outstanding as of November 30, 2009	5.3	6.0
Shareholders’ Deficit
Preference stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 58.1 million shares issued and outstanding as of August 31, 2010; 57.9 million shares issued and outstanding as of November 30, 2009	5.9	5.9
Other capital	258.1	258.0
Accumulated deficit	(181.6)	(189.0)
Accumulated other comprehensive loss, net of income taxes	(312.6)	(353.8)

Total Shareholders’ Deficit	(230.2)	(278.9)

Total Liabilities, Redeemable Common Stock and Shareholders’ Deficit	$981.8	$934.9

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Income
(Unaudited)

						Accumulated
						Other	Total
	Comprehensive	Common Stock		Other	Accumulated	Comprehensive	Shareholders’
	Income	Shares	Amount	Capital	Deficit	Loss	Deficit
	(In millions, except share amounts)
November 30, 2009 As adjusted (Note 1)		57,923,763	$5.9	$258.0	$(189.0)	$(353.8)	$(278.9)
Net income	$7.4	—	—	—	7.4	—	7.4
Amortization of actuarial losses, net	41.2	—	—	—	—	41.2	41.2
Repurchase of convertible subordinated notes	—	—	—	(1.6)	—	—	(1.6)
Reclassification from redeemable common stock	—	86,028	—	0.7	—	—	0.7
Stock-based compensation and shares issued under equity and performance incentive plan	—	77,851	—	1.0	—	—	1.0

August 31, 2010	$48.6	58,087,642	$5.9	$258.1	$(181.6)	$(312.6)	$(230.2)

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
		August 31,
		2009
	August 31,	As adjusted
	2010	(Note 1)
	(In millions)
Operating Activities
Net income	$7.4	$38.9
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of income taxes	(0.9)	5.7
Depreciation and amortization	19.2	18.5
Amortization of debt discount and financing costs	8.5	9.6
Stock compensation	(0.4)	0.9
Savings plan expense, non-cash	—	1.5
Loss on debt repurchased and bank amendment	1.8	0.2
Changes in assets and liabilities:
Accounts receivable	20.5	5.2
Inventories	29.6	20.4
Grantor trust	3.6	10.4
Other receivables, prepaid expenses and other	(1.1)	5.8
Income tax receivable	(4.6)	(15.7)
Real estate held for entitlement and leasing	(3.8)	(4.5)
Other noncurrent assets	3.9	9.6
Accounts payable	(3.3)	(5.4)
Pension benefits	30.2	(6.8)
Postretirement medical and life benefits	(4.2)	(8.3)
Advance payments on contracts	31.7	23.9
Other current liabilities	(3.4)	(16.0)
Deferred income taxes	(2.6)	0.9
Other noncurrent liabilities	(3.4)	(18.6)

Net cash provided by continuing operations	128.7	76.2
Net cash used in discontinued operations	(0.8)	(0.9)

Net Cash Provided by Operating Activities	127.9	75.3
Investing Activities
Purchases of marketable securities	(134.2)	—
Sales of marketable securities	75.9	—
Restricted cash investments	195.0	—
Restricted cash investments sold	(195.0)	—
Capital expenditures	(10.0)	(7.5)

Net Cash Used in Investing Activities	(68.3)	(7.5)
Financing Activities
Proceeds from the issuance of debt	200.0	—
Debt issuance costs	(7.7)	(0.3)
Vendor financing repayments	(1.3)	—
Debt repayments	(213.2)	(1.9)

Net Cash Used in Financing Activities	(22.2)	(2.2)

Net Increase in Cash and Cash Equivalents	37.4	65.6
Cash and Cash Equivalents at Beginning of Period	126.3	92.7

Cash and Cash Equivalents at End of Period	$163.7	$158.3

Supplemental Disclosures of Cash Flow Information
Capital leases	$1.3	$—
Capital expenditure purchased with a note payable	4.4	—
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
     On August 31, 2004, the Company completed the sale of its GDX Automotive (“GDX”) business. On November 30, 2005, the Company completed the sale of its Fine Chemicals business. The remaining subsidiaries of GDX, including Snappon SA, and the Fine Chemicals business are classified as discontinued operations in these Unaudited Condensed Consolidated Financial Statements (see Note 11).
     A detailed description of the Company’s significant accounting policies can be found in the Company’s Form 8-K filed with the SEC on April 9, 2010.
     The Company classifies activities related to the entitlement, sale, and leasing of its excess real estate assets as operating activities on the Unaudited Condensed Consolidated Statements of Cash Flows.
Out of Period Adjustments
     For the third quarter and first nine months of fiscal 2010, the Company recorded out of period adjustments to the income tax provision (benefit) and related balance sheet accounts. The Company incorrectly recorded a valuation allowance on its U.S. federal alternative minimum tax credits and California development credits. The out of period adjustments resulted in the Company reporting $0.7 million and $1.9 million in additional net income in the third quarter and first nine months of fiscal 2010, respectively. Management believes that such amounts are not material to the current or previously reported financial statements. These adjustments increased diluted net income per share by $0.01 and $0.03 for the third quarter and first nine months of fiscal 2010, respectively.

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
     As of December 1, 2009, the Company adopted the new accounting standards related to convertible debt securities that, upon conversion, may be settled by the issuer, fully or partially, in cash. The guidance is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2008 and is to be applied retrospectively to all past periods presented — even if the instrument has matured, converted, or otherwise been extinguished as of the effective date of this guidance.
     The Company’s adoption of this guidance affects its 2 1/4% Convertible Subordinated Debentures (“2 1/4% Debentures”). This guidance requires the issuer of convertible debt instruments to separately account for the liability (debt) and equity (conversion option) components of such instruments and retrospectively adjust the financial statements for all periods presented. The fair value of the liability component was determined based on the market rate for similar debt instruments without the conversion feature and the residual between the proceeds and the fair value of the liability component is recorded as equity at the time of issuance. Additionally, the pronouncement requires transaction costs to be allocated to the liability and equity components on the same relative percentages.
     The Company’s adoption of this guidance results in higher non-cash interest expense for fiscal 2005 through fiscal 2011, assuming the holders will require the Company to repurchase the 2 1/4% Debentures at a cash price equal to 100% of the principal amount plus accrued and unpaid interest on November 20, 2011, the earliest date when the holders can exercise such right.
     The following tables present the effects of the adoption of this guidance to the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended August 31, 2009:

		Adjustments
		related to
		2 1/4%
Three Months Ended August 31, 2009	As reported	Debentures	As Adjusted
	(In millions, except per share amounts)
Net sales	$201.4	$—	$201.4
Cost of sales (exclusive of items shown separately below)	172.2	—	172.2
Selling, general and administrative	0.9	—	0.9
Depreciation and amortization	6.4	—	6.4
Interest expense	7.8	1.8	9.6
Other, net	2.2	—	2.2

Income from continuing operations before income taxes	11.9	(1.8)	10.1
Income tax benefit	(0.7)	—	(0.7)

Income from continuing operations	12.6	(1.8)	10.8
Loss from discontinued operations	(0.5)	—	(0.5)

Net income	$12.1	$(1.8)	$10.3

Basic net income per share	$0.20	$(0.03)	$0.17

Diluted net income per share	$0.20	$(0.03)	$0.17

		Adjustments
		related to
		2 1/4%
Nine Months Ended August 31, 2009	As reported	Debentures	As Adjusted
	(In millions, except per share amounts)
Net sales	$555.3	$—	$555.3
Cost of sales (exclusive of items shown separately below)	473.8	—	473.8
Selling, general and administrative	5.8	—	5.8
Depreciation and amortization	18.5	—	18.5
Interest expense	23.7	5.4	29.1
Other, net	3.2	—	3.2

Income from continuing operations before income taxes	30.3	(5.4)	24.9
Income tax benefit	(19.7)	—	(19.7)

Income from continuing operations	50.0	(5.4)	44.6
Loss from discontinued operations	(5.7)	—	(5.7)

Net income	$44.3	$(5.4)	$38.9

Basic net income per share	$0.76	$(0.09)	$0.67

Diluted net income per share	$0.72	$(0.08)	$0.64

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

     There are no effects to the Company’s total net cash from operating activities, investing activities, and financing activities for the nine months ended August 31, 2009.
     The Company adjusted Notes 2, 5(f), 6, 12 and 14 appearing herein to reflect the effects of the matter discussed above.
New Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated guidance to improve disclosures regarding fair value measurements. This update requires entities to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately (i.e., on a gross basis rather than as one net number), information about purchases, sales, issuances, and settlements in the roll forward of changes in Level 3 fair value measurements. The update requires fair value disclosures by class of assets and liabilities rather than by major category or line item in the statement of financial position. Disclosures regarding the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for assets and liabilities in both Level 2 and Level 3 are also required. For all portions of the update except the gross presentation of activity in the Level 3 roll forward, this standard was effective for the Company on March 1, 2010. For the gross presentation of activity in the Level 3 roll forward, the new disclosures will be presented in the Company’s quarterly financial statements for the period ending February 28, 2012.
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

2. Income Per Share of Common Stock
     A reconciliation of the numerator and denominator used to calculate basic and diluted income per share of common stock (“EPS”) is presented in the following table:

	Three months ended August 31,		Nine months ended August 31,
	2010	2009	2010	2009
		As adjusted (Note 1)		As adjusted (Note 1)
	(In millions, except per share amounts; shares in thousands)
Numerator:
Income from continuing operations	$3.5	$10.8	$6.5	$44.6
(Loss) income from discontinued operations, net of income taxes	(0.7)	(0.5)	0.9	(5.7)

Net income for basic earnings per share	2.8	10.3	7.4	38.9
Interest on convertible notes	—	1.3	—	3.8

Net income available to common shareholders, as adjusted for diluted earnings per share	$2.8	$11.6	$7.4	$42.7

Denominator:
Basic weighted average shares	58,573	58,495	58,536	58,409
Effect of:
4% Contingent Convertible Subordinated Notes (“4% Notes”)	—	8,101	—	8,101
Employee stock options	10	—	21	—
Other equity awards	137	2	141	1

Diluted weighted average shares	58,720	66,598	58,698	66,511

Basic EPS:
Income per share from continuing operations	$0.06	$0.18	$0.11	$0.77
(Loss) income per share from discontinued operations, net of income taxes	(0.01)	(0.01)	0.02	(0.10)

Net income per share	$0.05	$0.17	$0.13	$0.67

Diluted EPS:
Income per share from continuing operations	$0.06	$0.18	$0.11	$0.73
(Loss) income per share from discontinued operations, net of income taxes	(0.01)	(0.01)	0.02	(0.09)

Net income per share	$0.05	$0.17	$0.13	$0.64

     The following table sets forth the potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2010	2009	2010	2009
4% Notes (1)	—	—	1,530	—
4 1/16% Debentures (2)	22,219	—	20,490	—
Employee stock options	934	1,101	934	1,101
Other equity awards	—	29	—	28

Total potentially dilutive securities	23,153	1,130	22,954	1,129

(1)	In January 2010, the Company redeemed $124.7 million principal amount of 4% Notes which were presented to the Company for payment. The Company redeemed the remaining $0.3 million of the 4% Notes in March 2010 (see Note 6).

(2)	In December 2009, the Company issued $200.0 million in aggregate principal amount of 4 1/16% Debentures in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (see Note 6).
     The Company’s 2 1/4% Debentures were not included in the computation of diluted earnings per share because the market price of the common stock did not exceed the conversion price and only the conversion premium for these debentures is settled in common shares.

3. Stock Based Compensation
     Total stock-based compensation expense (benefit) by type of award for the third quarter and first nine months of fiscal 2010 and 2009 was as follows:

	Three months ended August 31,		Nine months ended August 31,
	2010	2009	2010	2009
	(In millions)
Stock appreciation rights	$(0.4)	$0.8	$(1.4)	$0.9
Stock options	0.1	—	0.2	—
Restricted stock, service based	0.3	—	0.7	—
Restricted stock, performance based	—	—	0.1	—

Total stock-based compensation expense (benefit)	$—	$0.8	$(0.4)	$0.9

4. Income Taxes
     The income tax benefit of $5.2 million in the first nine months of fiscal 2010 was primarily related to the Company receiving approval on its Private Letter Ruling (“PLR”) with the Internal Revenue Service (“IRS”) for the revocation of the Internal Revenue Code Section 59(e) election made on its fiscal 2003 income tax return. As a result of the PLR approval, the Company recorded an income tax benefit of $6.3 million during the first nine months of fiscal 2010. The income tax benefit also includes current state tax expense of $2.0 million, deferred tax expense of $0.8 million, and a deferred tax benefit of $1.9 million, which relates to prior years (see Note 1).
     The income tax benefit of $19.7 million in the first nine months of fiscal 2009 was primarily related to new guidance that was published by the Chief Counsel’s Office of the IRS in December 2008 clarifying which costs qualify for ten-year carryback of tax net operating losses for refund of prior years’ taxes. As a result of the clarifying language, the Company recorded during the first quarter of fiscal 2009 an income tax benefit of $19.7 million, of which $14.5 million is for the release of the valuation allowance associated with the utilization of the qualifying tax net operating losses and $5.2 million is for the recognition of affirmative claims related to previous uncertain tax positions associated with prior years refund claims related to the qualifying costs.
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

		Fair value measurement at August 31, 2010
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In millions)
Money market funds	$172.4	$172.4	$—	$—
Commercial paper	63.4	—	63.4	—

Total	$235.8	$172.4	$63.4	$—

     As of November 30, 2009, the estimated fair value and carrying value of the Company’s Level 1 investments in money market funds was $136.2 million, including $20.2 million net money market funds in the grantor trust, as of November 30, 2009.

     As of August 31, 2010, a summary of cash and cash equivalents, marketable securities, and grantor trust by investment type was as follows:

		Cash and	Money Market	Commercial
	Total	Cash Equivalents	Funds	Paper
	(In millions)
Cash and cash equivalents	$163.7	$3.3	$155.4	$5.0
Marketable securities	58.4	—	—	58.4
Grantor trust (1)	17.0	—	17.0	—

(1)	Includes $0.4 million in accrued amounts reimbursable to the Company.
     The estimated fair value and principal amount for the Company’s long-term debt is presented below:

	Fair Value		Principal Amount
	August 31,	November 30,	August 31,	November 30,
	2010	2009	2010	2009
	(In millions)
Term loan	$49.6	$62.8	$51.2	$68.3
9 1/2% Senior Subordinated Notes (“9 1/2% Notes”)	75.8	96.0	75.0	97.5
4% Notes	—	124.7	—	125.0
2 1/4% Debentures (1)	92.6	131.0	95.9	146.4
4 1/16% Debentures	171.2	—	200.0	—
Other debt	2.0	1.4	2.0	1.4

	$391.2	$415.9	$424.1	$438.6

(1)	Excludes the unamortized debt discount of $7.0 million and $17.0 million as of August 31, 2010 and November 30, 2009, respectively.
     The fair values of the term loan, 9 1/2% Notes, 4% Notes, 2 1/4% Debentures, and 4 1/16% Debentures were determined using broker quotes that are based on open markets of the Company’s debt securities as of August 31, 2010 and November 30, 2009, respectively. The fair value of the other debt was determined to approximate carrying value.
b. Marketable Securities
     As of August 31, 2010, the Company’s short-term available-for-sale investments were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In millions)
Commercial paper	$63.4	$—	$—	$63.4
     As of August 31, 2010, of the total estimated fair value, $5.0 million was classified as cash and cash equivalents because the remaining maturity at date of purchase was less than three months and $58.4 million was classified as marketable securities. At August 31, 2010, the contractual maturities of the Company’s available-for-sale marketable securities were less than one year.

c. Accounts Receivable

	August 31,	November 30,
	2010	2009
	(In millions)
Billed	$43.7	$83.0
Unbilled	50.6	29.9

Total receivables under long-term contracts	94.3	112.9
Other receivables	1.5	3.4

Accounts receivable	$95.8	$116.3

d. Inventories

	August 31,	November 30,
	2010	2009
	(In millions)
Long-term contracts at average cost	$203.4	$212.2
Progress payments	(172.5)	(153.6)

Total long-term contract inventories	30.9	58.6

Raw materials	0.2	0.3
Work in progress	1.0	2.9
Finished goods	0.1	—

Total other inventories	1.3	3.2

Inventories	$32.2	$61.8

e. Property, Plant and Equipment, net

	August 31,	November 30,
	2010	2009
	(In millions)
Land	$33.2	$33.2
Buildings and improvements	154.2	148.9
Machinery and equipment	373.4	376.6
Construction-in-progress	9.1	7.4

	569.9	566.1
Less: accumulated depreciation	(440.4)	(436.2)

Property, plant and equipment, net	$129.5	$129.9

f. Other Noncurrent Assets, net

	August 31,	November 30,
	2010	2009
		(As Adjusted
		Note 1)
	(In millions)
Receivable from Northrop Grumman Corporation (see Note 7(c))	$54.6	$53.4
Deferred financing costs	9.9	6.1
Other	27.4	32.1

Other noncurrent assets, net	$91.9	$91.6

     During the first quarter of fiscal 2010, the Company began classifying the amortization of deferred financing costs as a component of interest expense and the prior periods have been conformed to the current year’s presentation. Amortization of deferred financing costs was previously reported as a component of amortization expense.

g. Other Current Liabilities

	August 31,	November 30,
	2010	2009
	(In millions)
Accrued compensation and employee benefits	$42.4	$47.8
Legal and related obligations	23.1	11.4
Interest payable	4.0	6.1
Contract loss provisions	3.0	3.0
Deferred revenue	1.6	2.2
Other	36.6	37.0

Other current liabilities	$110.7	$107.5

h. Other Noncurrent Liabilities

	August 31,	November 30,
	2010	2009
	(In millions)
Legal and related obligations	$13.4	$18.9
Conditional asset retirement obligations	15.3	13.6
Deferred revenue	10.0	10.4
Deferred compensation	6.6	7.1
Other	6.3	4.1

Other noncurrent liabilities	$51.6	$54.1

i. Accumulated Other Comprehensive Loss, Net of Income Taxes

	August 31,	November 30,
	2010	2009
	(In millions)
Actuarial losses, net	$(317.2)	$(358.4)
Prior service credits	4.6	4.6

Accumulated other comprehensive loss, net of income taxes	$(312.6)	$(353.8)

     During the third quarter and first nine months of fiscal 2010, the Company had comprehensive income of $16.6 million and $48.6 million, respectively. During the third quarter and first nine months of fiscal 2009, the Company had comprehensive income of $8.1 million and $32.2 million, respectively.
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

6. Long-term Debt

	August 31,	November 30,
	2010	2009
		(As Adjusted
		Note 1)
	(In millions)
Term loan, bearing interest at variable rates (rate of 3.55% as of August 31, 2010), payable in quarterly installments of $0.1 million plus interest, maturing in April 2013	$51.2	$68.3

Total senior debt	51.2	68.3

Senior subordinated notes, bearing interest at 9.50% per annum, interest payments due in February and August, maturing in August 2013	75.0	97.5

Total senior subordinated notes	75.0	97.5

Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in November 2024	95.9	146.4
Debt discount on convertible subordinated debentures, maturing in November 2024	(7.0)	(17.0)
Contingent convertible subordinated notes, bearing interest at 4.00% per annum	—	125.0
Convertible subordinated debentures, bearing interest at 4.0625% per annum, interest payments due in June and December, maturing in December 2039	200.0	—

Total convertible subordinated notes	288.9	254.4

Capital lease, payable in monthly installments, maturing in March 2017	1.3	—
Promissory note, bearing interest at 5% per annum, payable in annual installments of $0.7 million plus interest, maturing in January 2011	0.7	1.4

Total other debt	2.0	1.4

Total debt	417.1	421.6
Less: Amounts due within one year	(1.4)	(17.8)

Total long-term debt	$415.7	$403.8

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
     As of August 31, 2010, the borrowing limit under the Revolver was $65.0 million, of which $50.0 million can be utilized for letters of credit, with all of it available. Also, as of August 31, 2010, the Company had $69.1 million outstanding letters of credit under the $100.0 million letter of credit subfacility and had permanently reduced the amount of its term loan subfacility to the $51.2 million outstanding.
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

	Actual Ratios as of	Required Ratios
Financial Covenant	August 31, 2010	December 1, 2009 and thereafter
Interest coverage ratio, as defined under the Credit Agreement	4.50 to 1.00	Not less than: 2.25 to 1.00
Leverage ratio, as defined under the Credit Agreement(1)	1.81 to 1.00	Not greater than: 5.50 to 1.00

(1)	As a result of the March 17, 2010 amendment, the leverage ratio calculation was amended to allow for all cash and cash equivalents to reduce funded debt in the calculation as long as there are no loans outstanding under the Revolver.
     The Company was in compliance with its financial and non-financial covenants as of August 31, 2010.
9 1/2% Senior Subordinated Notes
     As of August 31, 2010, the Company had $75.0 million outstanding of principal amount of its 9 1/2% Notes which mature in August 2013. Interest on the 9 1/2% Notes accrues at a rate of 9.50% per annum and is payable in February and August. All or any portion of the 9 1/2% Notes may be redeemed by the Company at any time on or after August 15, 2008 at redemption prices beginning at 104.75% of the principal amount and reducing to 100% of the principal amount by August 15, 2011.
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
2 1/4% Convertible Subordinated Debentures
     As of August 31, 2010, the Company had $95.9 million outstanding of principal amount of its 2 1/4% Debentures. Interest on the 2 1/4% Debentures accrues at a rate of 2.25% per annum and is payable in May and November. The 2 1/4% Debentures are general unsecured obligations and rank equal in right of payment to all of the Company’s other existing and future subordinated indebtedness, including the 4 1/16% Debentures. The 2 1/4% Debentures rank junior in right of payment to all of the Company’s existing and future senior indebtedness, including all of its obligations under its Senior Credit Facility and all of its existing and future senior subordinated indebtedness, including the Company’s outstanding 9 1/2% Notes. In addition, the 2 1/4% Debentures are effectively subordinated to any of the Company’s collateralized debt and to any and all debt and liabilities, including trade debt of its subsidiaries.
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
     During the third quarter and first nine months of fiscal 2010, the Company repurchased $15.0 million and $50.5 million, respectively, principal amount of its 2 1/4% Debentures at various prices ranging from 93.0% of par to 96.125% of par, plus accrued and unpaid interest using a portion of the net proceeds of its 4 1/16% Debentures issued in December 2009 (See Note 13).
     As of December 1, 2009 the Company adopted the new accounting standards related to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. The Company’s adoption of this guidance affects its 2 1/4% Debentures and requires the issuer of convertible debt instruments to separately account for the liability (debt) and equity (conversion option) components of such instruments and retrospectively adjust the financial statements for all periods presented. The fair value of the liability component shall be determined based on the market rate for similar debt instruments without the conversion feature and the residual between the proceeds and the fair value of the liability component is recorded as equity at the time of issuance. Additionally, the pronouncement requires transaction costs to be allocated on the same percentage as the liability and equity components.
     The Company calculated the carrying value of the liability component at issuance as the present value of its cash flows using a discount rate of 8.86%. The carrying value of the liability component was determined to be $97.5 million. The equity component, or debt discount, of the notes was determined to be $48.9 million. The debt discount is being amortized over the period from the issuance date through November 20, 2011 as a non-cash charge to interest expense. As of August 31, 2010, the remaining term of the 2 1/4% Debentures is 1.2 years.
     The $4.9 million of costs incurred in connection with the issuance of the 2 1/4% Debentures were capitalized and bifurcated into deferred financing costs of $3.3 million and equity issuance costs of $1.6 million. The deferred financing costs are being amortized to interest expense from the issuance date through November 20, 2011. As of August 31, 2010, the unamortized portion of the deferred financing costs related to the 2 1/4% Debentures was $0.7 million and was included in other non-current assets on the unaudited condensed consolidated balance sheets.
     The following table presents the carrying amounts of the liability and equity components:

	August 31,	November 30,
	2010	2009
	(In millions)
Carrying amount of equity component, net of equity issuance costs	$45.7	$47.3

Principal amount of 2 1/4% Debentures	$95.9	$146.4
Unamortized debt discount	(7.0)	(17.0)

Carrying amount of liability component	$88.9	$129.4

     The following table presents the interest expense components for the 2 1/4% Debentures:

	Three months ended August 31,		Nine months ended August 31,
	2010	2009	2010	2009
	(In millions)
Interest expense-contractual interest	$0.5	$0.8	$2.1	$1.6
Interest expense-amortization of debt discount	1.6	1.9	5.5	5.7
Interest expense-amortization of deferred financing costs	0.1	0.2	0.5	0.6
Effective interest rate	8.86%	8.86%	8.86%	8.86%
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
     Issuance of the 4 1/16% Debentures generated net proceeds of $194.1 million, which were used to repurchase long-term debt and other debt related costs.
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
Groundwater Cases
     In October 2002, Aerojet and approximately 65 other individual and corporate defendants were served with four civil suits filed in the U.S. District Court for the Central District of California that seek recovery of costs allegedly incurred or to be incurred in response to the contamination present at the South El Monte Operable Unit (“SEMOU”) of the San Gabriel Valley Superfund site. The cases are denominated as follows: The City of Monterey Park v. Aerojet-General Corporation, et al., (CV-02-5909 ABC (RCx)); San Gabriel Basin Water Quality Authority v. Aerojet-General Corporation, et al., (CV-02-4565 ABC (RCx)); San Gabriel Valley Water Company v. Aerojet-General Corporation, et al., (CV-02-6346 ABC (RCx)); and Southern California Water Company v. Aerojet-General Corporation, et al., (CV-02-6340 ABC (RCx)). The cases have been coordinated for ease of administration by the court. The plaintiffs’ claims against Aerojet are based upon allegations of discharges from a former site in the El Monte area, as more fully discussed below under the headings “San Gabriel Valley Basin, California Site” — “South El Monte Operable Unit.” The total cost estimate to implement projects under the Unilateral Administrative Order (“UAO”) prepared by the Environmental Protection Agency (“EPA”) and the water entities is approximately $90 million. Aerojet investigations do not identify a credible connection between the contaminants identified by the plaintiff water entities in the SEMOU and those detected at Aerojet’s former facility located in El

Monte, California, near the SEMOU (“East Flair Drive site”). Aerojet has filed third-party complaints against several water entities on the basis that they introduced perchlorate-containing Colorado River water into the basin. Those water entities have filed motions to dismiss Aerojet’s complaints. The motions as well as discovery have been stayed until December 6, 2010, pending efforts to resolve the litigation through mediation. During the period in which the litigation has been stayed, EPA, the California Department of Toxic Substances Control (“DTSC”) and the plaintiff water entities reached settlements through the mediation process with various of the parties sued, which were brought to the Federal District Court for approval (United States of America, et al. v. Andruss Family Trust, (2:07-cv-06873-ABC-RC)). Certain of the settlements were challenged by Aerojet and other defendants who sought to intervene as a right under the Federal Rules of Civil Procedure and CERCLA in the Federal District Court proceeding. In March 2008, the District Court denied intervention and entered the consent decree. Aerojet and the other defendants appealed to the Ninth Circuit Court of Appeals and on June 2, 2010, the Court of Appeals reversed and remanded the case back to the District Court, finding that Aerojet and the other defendants did have the right to intervene in the proceeding and to challenge the settlements. In August 2008, the District Court had also granted the settling parties’ motion that the settlement be approved as a “good faith settlement” that cut off claims Aerojet and others had asserted against them in the litigation. Based on its decision in the challenge to the Consent Decree, the Ninth Circuit also reversed and remanded the approval of the settlement to the District Court. EPA and DTSC intend to renew their motion for entry of the Consent Decree along with supporting information, including technical data regarding their intended allocation of responsibility. Similarly, the Court has lifted the stay to allow the settling parties to renew their motion for a good faith settlement determination. The District Court has scheduled a status conference for December 6, 2010.
     Before these recent legal developments, Aerojet received correspondence from EPA on behalf of itself, the DTSC and the Water Entities regarding settlement. Aerojet intends to continue to try to reach a good faith settlement with EPA, DTSC and the Water Entities to resolve claims. If settlement negotiations fail, the litigation stay is likely to be lifted and EPA may refer the matter to the U.S. Department of Justice for litigation, seeking to hold Aerojet liable for past and future costs, to recover costs of suit and attorneys’ fees, and as to any accrued interest, penalties or statutory damages. Should settlement not be reached, Aerojet intends to vigorously defend itself. The Company has accrued management’s best estimate of such contingencies as a component of its environmental reserves (See Note 7 (b) and (c)).
     In December 2007, Aerojet was named as a defendant in a lawsuit brought by six individuals who allegedly resided in the vicinity of Aerojet’s Sacramento facility. The case is entitled Caldwell et al. v. Aerojet-General Corporation, Case No. 34-2000-00884000CU-TT-GDS, Sacramento County (CA) Superior Court and was served on April 3, 2008. Plaintiffs allege that Aerojet contaminated groundwater to which plaintiffs were exposed and which caused plaintiffs illness and economic injury. Plaintiffs filed two subsequent amended complaints, naming additional plaintiffs. Aerojet filed a demurrer to the second amended complaint, which was denied by the trial court in December 2008. The court held that the issue as to whether the plaintiffs were on actual notice of the potential source of their injuries is an issue of fact that cannot be resolved on demurrer. Aerojet’s subsequent Petition for a Writ of Mandate filed with the California Court of Appeal Third District, seeking reversal of the court’s ruling on the demurrer was denied without comment. Aerojet will continue to seek dismissal of those claims at the trial court level. On December 29, 2009, plaintiffs served a Third Amended Complaint, adding four additional plaintiffs to the action, which brings the total number of individuals on whose behalf suit has been filed to eighteen. Aerojet filed an answer to the third amended complaint, denying liability. On September 1, 2010, the parties held a mediation session with a private mediator. The parties are reviewing the mediator’s confidential settlement proposal and negotiations are continuing. In the meantime, a case management conference has been postponed, along with the setting of a trial date. Discovery is continuing. During the third quarter of fiscal 2010, the Company adjusted its loss contingency provisions for this matter.
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
     On June 30, 2009, SCWA notified Aerojet and Boeing that it was not prepared to extend the tolling period and intended to file suit. On July 1, 2009, the County and SCWA filed a complaint against Aerojet and Boeing in the U.S. District Court for the Eastern

District of California, in Sacramento, County of Sacramento; Sacramento County Water Agency v. Aerojet-General Corporation and The Boeing Corporation [sic], Civ. No. 2:09-at-1041. In the complaint, the County and SCWA alleged that because groundwater contamination from various sources including Aerojet, Boeing/MDC, and the former Mather Air Force Base, was continuing, the County and SCWA should be awarded unspecified monetary damages as well as declaratory and equitable relief. The complaint was served, but the parties entered into a joint stipulation on August 27, 2009, to stay all proceedings until May 30, 2010, pending settlement discussions. That stay has been continued to November 30, 2010. The Company cannot predict the outcome of this proceeding with any certainty at this time. The Company has accrued management’s best estimate of such contingencies as a component of its environmental reserves (See Note 7 (b) and (c)).
Fullerton, California
     On July 7, 2008, Aerojet was served with a complaint brought by the owner of property in Fullerton, California at which Aerojet had operated for over twenty years. Aerojet sold the property in 1984 to MDC, also a defendant in the lawsuit, which redeveloped and subsequently sold the property. The complaint, entitled M&H Realty Partners V, L.P. v Aerojet-General Corporation, Boeing Realty Corporation and McDonnell Douglas Corporation, et al. Case No. 30-2008-00080378-CU-TT-CXC, is pending in the Superior Court for Orange County, California. The property owner alleges Aerojet and Boeing, the successor to MDC, are responsible for soil contamination that has increased the costs of further redevelopment of the property. Aerojet is aggressively defending the action. Aerojet has filed a Motion for Summary Adjudication of Issues which seeks to defeat the plaintiff’s tort claims. The motion is scheduled to be heard on November 18, 2010. A trial date has been set for April 4, 2011. The Company cannot reasonably estimate its potential loss from this matter at this time; accordingly, no estimate of future liability has been accrued.
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
     As of August 31, 2010, there were no vinyl chloride cases pending against the Company. Accordingly, no estimate of future liability has been accrued for such contingencies.
Asbestos Litigation
     The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases have been filed in Madison County, Illinois and San Francisco, California. There were 147 asbestos cases pending as of August 31, 2010.
     Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued for such contingencies.
Snappon SA Wrongful Discharge Claims
     In November 2003, the Company announced the closing of a manufacturing facility in Chartres, France owned by Snappon SA, a subsidiary of the Company, previously involved in the automotive business. In accordance with French law, Snappon SA negotiated with the local works’ council regarding the implementation of a social plan for the employees. Following the implementation of the social plan, approximately 188 of the 249 former Snappon employees sued Snappon SA in the Chartres Labour Court alleging wrongful discharge. The claims were heard in two groups. On February 19, 2009, the Versailles Court of Appeal issued a decision in favor of Group 2 plaintiffs and based on this, the Court awarded €1.9 million plus interest. On April 7, 2009, the Versailles Court of Appeal issued a decision in favor of Group 1 plaintiffs and based on this, the Court awarded €1.0 million plus interest. During the second quarter of fiscal 2009, Snappon SA filed for declaration of suspensions of payments with the clerk’s office of the Paris

Commercial Court, and the claims will likely be discharged through those proceedings. The Company has accrued a loss contingency of €2.9 million plus interest for this matter.
Other Legal Matters
     On August 31, 2004, the Company completed the sale of its GDX business to an affiliate of Cerberus Capital Management, L.P. (“Cerberus”). In accordance with the divestiture agreement, the Company provided customary indemnification to Cerberus for certain liabilities accruing prior to the closing of the transaction (“the Closing”). Cerberus notified the Company of a claim by a GDX customer that alleges that certain parts manufactured by GDX prior to the Closing failed to meet customer specifications. Based on the Company’s investigation of the facts and defenses available under the contract and local law, the Company has denied all liability for this claim in November 2008. On January 23, 2009, GenCorp received correspondence from the GDX customer requesting that the Company provide it with a settlement proposal by February 6, 2009, threatening that it would initiate legal proceedings otherwise. GenCorp neither responded nor otherwise tolled the statute of limitations with negotiations. Nothing further has been received since then and no legal proceedings have been initiated. Accordingly, no estimate of future liability has been accrued for such contingencies.
     On January 6, 2010, the Company received a subpoena duces tecum from the Defense Criminal Investigative Service of the Office of the Inspector General of the DoD, working in conjunction with the Civil Division of the United States Attorneys’ office in Sacramento, California, requesting that the Company produce a variety of documents pertaining to the allowability of certain costs under its contracts with the DoD from October 1, 2003 to the present. On September 23, 2010, the Company received a subpoena duces tecum from the U.S. Army Criminal Investigation Command, acting on behalf of the Office of the Inspector General of the DoD, requesting that the Company produce a variety of documents pertaining to the use of certain estimating factors under its contracts with the DoD. The Company is currently unable to predict what the outcome of the civil investigations will be or the impact, if any, the investigations may have on the Company’s operating results, financial condition, and/or cash flows. Accordingly, no estimate of future liability has been accrued for such contingencies. The Company intends to cooperate fully with the investigations and is responding to the subpoenas.
     The Company and its subsidiaries are subject to other legal actions, governmental investigations, and proceedings relating to a wide range of matters in addition to those discussed above. While there can be no certainty regarding the outcome of any litigation, investigation or proceeding, after reviewing the information that is currently available with respect to such matters, any liability that may ultimately be incurred with respect to these matters is not expected to materially affect the Company’s consolidated financial condition. It is possible that amounts could be material to the Company’s results of operations or cash flows in any particular reporting period.
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
     As of August 31, 2010, the aggregate range of these anticipated environmental costs was $214.7 million to $385.3 million and the accrued amount was $214.7 million. See Note 7(c) for a summary of the environmental reserve activity for the first nine months of fiscal 2010. Of these accrued liabilities, approximately 67% relates to the Sacramento, California site and approximately 22% to the Baldwin Park Operable Unit of the San Gabriel Valley, California site. Each of those two sites is discussed below. The balance of the accrued liabilities relates to other sites for which the Company’s obligations are probable and estimable.
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
     Aerojet is involved in various stages of soil and groundwater investigation, remedy selection, design, and remedy construction associated with the operable units. In 2002, the U.S. EPA issued a UAO requiring Aerojet to implement the U.S. EPA-approved remedial action in the Western Groundwater Operable Unit. An identical order was issued by the California Regional Water Quality Control Board, Central Valley (“Central Valley RWQCB”). Construction of the remedy specified in the UAO is anticipated to be completed in fiscal 2011. Aerojet submitted a final Remedial Investigation/Feasibility Study for the Perimeter Groundwater Operable Unit in 2008, for which the U.S. EPA will issue a record of decision sometime in the future. Aerojet submitted a draft Remedial Investigation/Feasibility Study for the Boundary Operable Unit in 2008 and anticipates submitting a final Remedial Investigation/Feasibility Study in 2010. The remaining operable units are under various stages of investigation.
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
     On June 24, 2010, Aerojet filed a complaint against Chubb Custom Insurance Company in Los Angeles County Superior Court, Aerojet-General Corporation v. Chubb Custom Insurance Company Case No. BC440284, seeking declaratory relief and damages regarding Chubb’s failure to pay certain project modification costs and failure to issue an endorsement to add other water sources that may require treatment as required under insurance policies issued to Aerojet and the other Cooperating Respondents. Aerojet agreed to dismiss the case without prejudice and settlement negotiations are ongoing.
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
Toledo, Ohio Site
     In August 2007, the Company, along with numerous other companies, received from the United States Department of Interior Fish and Wildlife Service (“USFWS”) a notice of a Natural Resource Damage (“NRD”) Assessment Plan for the Ottawa River and Northern Maumee Bay. The Company previously manufactured products for the automotive industry at a Toledo, Ohio site, which was adjacent to the Ottawa River. This facility was divested in 1990 and the Company indemnified the buyer for claims and liabilities arising out of certain pre-divestiture environmental matters. A group of PRPs, including GenCorp, was formed to respond to the NRD assessment and to pursue funding from the Great Lakes Legacy Act for primary restoration. The restoration project to be performed by the group consists of river dredging and land-filling river sediments with a total project cost in the range of $47 to $49 million, one half of which is being funded through the Great Lakes Legacy Act. The actual dredging of the river, begun in December 2009, is expected to be completed by November 2010. Based on a review of the current facts and circumstances with counsel, management has provided for what is believed to be a reasonable estimate of the loss exposure for this matter. Still unresolved at this time is the actual Natural Resource Damage Assessment itself. It is not possible to predict the outcome or timing of these types of assessments, which are typically lengthy processes lasting several years, or the amounts of or responsibility for these damages.
     In 2008, Textileather, Inc. (“Textileather”), the current owner of the former Toledo, Ohio site, filed a lawsuit against the Company claiming, among other things, that the Company failed to indemnify and defend Textileather for certain contractual environmental obligations. A second suit related to past and future RCRA closure costs was filed in late 2009. On May 5, 2010, the District Court granted the Company’s Motion for Summary Judgment, thereby dismissing the claims in the initial action. Textileather has appealed to the Sixth Circuit Court of Appeal and briefs are to be filed with the Court over the next three months. The parties are discussing settlement as part of the Sixth Circuit’s mandatory mediation program. There are no District Court ordered dates in the second Textileather suit, but the parties are conducting informal discovery.
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
     A summary of the Company’s environmental reserve activity is shown below:

	November 30,	2010	2010	August 31,
	2009	Additions	Expenditures	2010
		(In millions)
Aerojet
Sacramento	$152.5	$4.7	$(12.6)	$144.6
BPOU	47.8	6.4	(7.2)	47.0
Other Aerojet sites	10.8	3.2	(1.7)	12.3

	211.1	14.3	(21.5)	203.9

Other Sites	11.6	6.2	(7.0)	10.8

Environmental Reserve	$222.7	$20.5	$(28.5)	$214.7

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

Pre-Close Environmental Costs	$20.0
Amount spent through August 31, 2010	(10.4)
Amount included as a component of reserves for environmental remediation costs in the unaudited condensed consolidated balance sheet as of August 31, 2010	(1.0)

Remaining Pre-Close Environmental Costs	$8.6

Estimated Recoveries
     On January 12, 1999, Aerojet and the U.S. government implemented the October 1997 Agreement in Principle (“Global Settlement”) resolving certain prior environmental and facility disagreements, with retroactive effect to December 1, 1998. Under the Global Settlement, Aerojet and the U.S. government resolved disagreements about an appropriate cost-sharing ratio with respect to the cleanup costs of the environmental contamination at the Sacramento and Azusa sites. The Global Settlement provides that the cost-sharing ratio will continue for a number of years. Additionally, in conjunction with the sale of the EIS business in 2001, Aerojet entered into an agreement with Northrop (the “Northrop Agreement”) whereby Aerojet is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement, subject to annual and cumulative limitations. The current annual billing limitation to Northrop is $8.0 million, which will be reduced to $6.0 million beginning in fiscal 2011.
     Pursuant to the Global Settlement covering environmental costs associated with Aerojet’s Sacramento site and its former Azusa site, the Company can recover up to 88% of its environmental remediation costs for these sites through the establishment of prices for Aerojet’s products and services sold to the U.S. government. Allowable environmental costs are charged to these contracts as the costs are incurred. Aerojet’s mix of contracts can affect the actual reimbursement made by the U.S. government. Because these costs are recovered through forward-pricing arrangements, the ability of Aerojet to continue recovering these costs from the U.S. government depends on Aerojet’s sustained business volume under U.S. government contracts and programs and the relative size of Aerojet’s commercial business. Annually, the Company evaluates Aerojet’s forecasted business volume under U.S. government contracts and programs and the relative size of Aerojet’s commercial business as part of its long-term business review. In the third quarter of fiscal 2010, as a result of a forecasted increase in U.S. government contracts and programs volume, future recoverable amounts from the U.S. government increased; accordingly, the Company recorded a benefit of $2.6 million in the third quarter of fiscal 2010.
     Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations and the total reimbursements are limited to a ceiling of $189.7 million. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through August 31, 2010	(80.2)

Potential future cost reimbursements available	109.5
Receivable from Northrop in excess of the annual limitation included as a component of other noncurrent assets in the unaudited condensed consolidated balance sheet as of August 31, 2010	(54.6)
Amounts recoverable from Northrop in future periods included as a component of recoverable from the U.S. government and other third parties for environmental remediation costs in the unaudited condensed consolidated balance sheet as of August 31, 2010	(54.9)

Potential future recoverable amounts available under the Northrop Agreement	$—

     The Company reached the cumulative limitation under the Northrop Agreement during the third quarter of fiscal 2010. While the Company is currently seeking an arrangement with the U.S. government to recover environmental expenditures in excess of the reimbursement ceiling identified in the Northrop Agreement, there can be no assurances that such a recovery will be obtained, or if not obtained, that such unreimbursed environmental expenditures will not have a materially adverse effect on the Company’s operating results, financial condition, and/or cash flows.

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

			Total	Charge to
			Estimated	Unaudited
	Estimated	Estimated	Recoverable	Condensed	Total
	Recoverable	Recoverable	Amounts Under	Consolidated	Environmental
	Amounts from	Amounts from	U.S. Government	Statements of	Reserve
	Northrop	U.S. Government	Contracts	Operations	Additions
	(In millions)
Three months ended August 31, 2010	$1.3	$6.4	$7.7	$2.7	$10.4
Three months ended August 31, 2009	1.4	4.1	5.5	1.2	6.7
Nine months ended August 31, 2010	2.8	13.2	16.0	4.5	20.5
Nine months ended August 31, 2009	3.0	9.4	12.4	0.9	13.3
8. Redeemable Common Stock
     The Company inadvertently failed to register with the SEC the issuance of certain of its common shares in its defined contribution 401(k) employee benefit plan (the “Plan”). As a result, certain Plan participants who purchased such securities pursuant to the Plan may have the right to rescind certain of their purchases for consideration equal to the purchase price paid for the securities (or if such security has been sold, to receive consideration with respect to any loss incurred on such sale) plus interest from the date of purchase. As of August 31, 2010 and November 30, 2009, the Company has classified 0.5 million and 0.6 million shares, respectively, as redeemable common stock because the redemption features are not within the control of the Company. The Company may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares. These shares have always been treated as outstanding for financial reporting purposes. In June 2008, the Company filed a registration statement on Form S-8 to register future transactions in the GenCorp Stock Fund in the Plan. During the first nine months of fiscal 2010 and 2009, the Company recorded a charge of $0.5 million and $1.1 million, respectively, for realized losses and interest associated with this matter.
9. Arrangements with Off-Balance Sheet Risk
     As of August 31, 2010, arrangements with off-balance sheet risk consisted of:
     — $69.1 million in outstanding commercial letters of credit expiring within the next twelve months, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.
     — Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to U.S. government agencies for environmental remediation activities.
     — Up to $1.2 million of reimbursements to Granite Construction Company (“Granite”) if the Company requests Granite to cease mining operations on certain portions of the Sacramento Land.
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
     The Company also issues purchase orders and makes other commitments to suppliers for equipment, materials, and supplies in the normal course of business. These purchase commitments are generally for volumes consistent with anticipated requirements to fulfill purchase orders or contracts for product deliveries received, or expected to be received, from customers and would be subject to reimbursement if a cost-plus contract were terminated.
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
     The Pension Protection Act (the “PPA”) requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the funded status of the plan as of specified measurement dates. In general, the PPA requires companies with under-funded plans to make up the shortfall over a 7-year period. These values are based on assumptions specified by the Internal Revenue Service, and are typically not the same as the amounts used for corporate financial reporting. Companies may prepay contributions, and use those prepayments to offset otherwise required contributions in future years. The Company has accumulated such prepayments, and is permitted to use these prepayments to meet minimum funding requirements. The funded ratio as of November 30, 2009 under the PPA for the Company’s tax-qualified defined benefit pension plan was 95.6% which was above the 94.0% ratio required under the PPA.
     On June 25, 2010, the President signed the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (“Pension Relief Act”) into law. The Pension Relief Act will allow pension plan sponsors to extend the shortfall amortization period from the seven years required under the PPA to either nine years (with interest-only payments for the first two years) or fifteen years for shortfall amortization bases created during the years for which relief is elected. This election could be made for any two plan years during the period 2008-2011. The Company is currently evaluating the effect of the Pension Relief Act to its defined benefit pension plan.
     The funded status of the pension plan may be adversely affected by the investment experience of the plan’s assets, by any changes in U.S. law, and by changes in the statutory interest rates used by “tax-qualified” pension plans in the U.S. to calculate funding requirements or other plan experience. Accordingly, if the performance of the Company’s plan’s assets does not meet our assumptions, if there are changes to the IRS regulations or other applicable law or if other actuarial assumptions are modified, the future contributions to the Company’s underfunded pension plan could be higher.
     Defined Contribution 401(k) Benefits — The Company sponsors a defined contribution 401(k) plan and participation in the plan is available to all employees. Company contributions to the plan generally have been based on a percentage of employee contributions and, prior to April 15, 2009, the Company’s contributions to the plan had been directed entirely in the GenCorp Stock Fund. Effective January 15, 2009, the Company discontinued the employer matching component to the defined contribution 401(k) plan for non-union employees. Effective March 15, 2009, transfers into the GenCorp Stock Fund were no longer permitted. Effective April 15, 2009, all future contribution investment elections directed into the GenCorp Stock Fund were redirected to other investment options and the Company’s union employee matching contributions are being made in cash. Effective the first full payroll commencing in July 2010, for non-union employees, the Company reinstated in cash its matching contributions at the same level in effect prior to January 15, 2009 and invested according to participants’ investment elections in effect at the time of contribution. The cost of the 401(k) plan was $1.3 million and $1.8 million, respectively, in the first nine months of fiscal 2010 and 2009.
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

     Components of retirement benefit expense (benefit) are:

	Pension Benefits		Postretirement Benefits
	Three months ended
	August 31,	August 31,	August 31,	August 31,
	2010	2009	2010	2009
	(In millions)
Service cost	$1.1	$1.0	$0.1	$0.1
Interest cost on benefit obligation	21.5	22.3	1.0	1.2
Assumed return on plan assets	(26.9)	(25.9)	—	—
Recognized net actuarial losses (gains)	14.7	(0.2)	(1.0)	(2.0)

Net periodic benefit expense (benefit)	$10.4	$(2.8)	$0.1	$(0.7)

	Pension Benefits		Postretirement Benefits
	Nine months ended
	August 31,	August 31,	August 31,	August 31,
	2010	2009	2010	2009
	(In millions)
Service cost	$3.3	$5.2	$0.2	$0.2
Interest cost on benefit obligation	64.5	66.9	3.0	3.7
Assumed return on plan assets	(80.7)	(77.7)	—	—
Recognized net actuarial losses (gains)	44.1	(0.7)	(2.9)	(6.0)

Net periodic benefit expense (benefit)	$31.2	$(6.3)	$0.3	$(2.1)

11. Discontinued Operations
     In November 2003, the Company announced the closing of a GDX manufacturing facility in Chartres, France owned by Snappon SA, a subsidiary of the Company. The decision resulted primarily from declining sales volumes with French automobile manufacturers. During the first quarter of fiscal 2009, Snappon SA had legal judgments rendered against it under French law, aggregating €2.9 million plus interest related to wrongful discharge claims by certain former employees of Snappon SA. During the second quarter of fiscal 2009, Snappon SA filed for declaration of suspensions of payments with the clerk’s office of the Paris Commercial Court (See Note 7(a)).
     Summarized financial information for discontinued operations is set forth below:

	Three months ended August 31,		Nine months ended August 31,
	2010	2009	2010	2009
	(In millions)
Net sales	$—	$—	$—	$—
Foreign currency (losses) gains	(0.4)	(0.2)	2.1	(1.0)
(Loss) income before income taxes	(0.7)	(0.5)	0.9	(5.7)
Income tax provision	—	—	—	—
Net (loss) income from discontinued operations	(0.7)	(0.5)	0.9	(5.7)
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
     Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended August 31,		Nine months ended August 31,
	2010	2009	2010	2009
Raytheon	36%	27%	38%	31%
Lockheed Martin	27%	27%	27%	24%

     Sales during the three and nine months ended August 31, 2010 directly and indirectly to the U.S. government and its agencies, including sales to our significant customers discussed above, totaled 91% and 92% of net sales, respectively. Sales during the three and nine months ended August 31, 2009 directly and indirectly to the U.S. government and its agencies, including sales to our significant customers discussed above, totaled 83% and 87% of net sales, respectively.
     Selected financial information for each reportable segment is as follows:

	Three months ended August 31,		Nine months ended August 31,
(In millions)	2010	2009	2010	2009
		(As adjusted Note 1)		(As adjusted Note 1)
Net Sales:
Aerospace and Defense	$208.8	$198.1	$626.2	$548.9
Real Estate	1.9	3.3	5.4	6.4

Total Net Sales	$210.7	$201.4	$631.6	$555.3

Segment Performance:
Aerospace and Defense	$28.9	$19.8	$74.4	$54.6
Environmental remediation provision adjustments	2.1	(0.6)	1.7	(0.4)
Retirement benefit plan (expense) benefit	(7.3)	1.8	(21.9)	5.4
Unusual items	(2.1)	(0.4)	(2.5)	(1.1)

Aerospace and Defense Total	21.6	20.6	51.7	58.5
Real Estate	1.5	1.5	4.0	3.5

Total Segment Performance	$23.1	$22.1	$55.7	$62.0

Reconciliation of segment performance to income from continuing operations before income taxes:
Segment performance	$23.1	$22.1	$55.7	$62.0
Interest expense	(8.9)	(9.6)	(28.6)	(29.1)
Interest income	0.5	0.5	1.2	1.4
Stock-based compensation expense	—	(0.8)	0.4	(0.9)
Corporate retirement benefit plan (expense) benefit	(3.2)	1.7	(9.6)	3.0
Corporate and other	(7.6)	(2.4)	(14.6)	(8.2)
Unusual items	0.1	(1.4)	(3.2)	(3.3)

Income from continuing operations before income taxes	$4.0	$10.1	$1.3	$24.9

13. Unusual Items
     In the first nine months of fiscal 2010 and 2009, the Company recorded $1.4 million and $3.1 million, respectively, associated with executive severance. In the third quarter of fiscal 2010, the Company recorded a charge of $2.0 million related to the estimated unrecoverable costs of legal matters. Additionally, during the first nine months of fiscal 2010 and 2009, the Company recorded $0.5 million and $1.1 million, respectively, for realized losses and interest associated with the failure to register with the SEC the issuance of certain of its common shares under the defined contribution 401(k) employee benefit plan.
     In addition, during the first nine months of fiscal 2010 and 2009, the Company recorded $0.7 million and $0.2 million, respectively, of losses related to amendments to the Senior Credit Facility.
     A summary of the Company’s losses on the 2 1/4% Debentures repurchased during the first nine months of fiscal 2010 is as follows (in millions):

Principal amount repurchased	$50.5
Cash repurchase price	(47.4)

3.1
Write-off of the associated debt discount	(4.5)
Portion of the 2 1/4% Debentures repurchased attributed to the equity component (See Note 6)	1.6
Write-off of the deferred financing costs	(0.4)

Loss on 2 1/4% Debentures repurchased	$(0.2)

     A summary of the Company’s losses on the 9 1/2% Notes repurchased during the first nine months of fiscal 2010 is as follows (in millions):

Principal amount repurchased	$22.5
Cash repurchase price	(23.0)
Write-off of the deferred financing costs	(0.4)

Loss on 9 1/2% Notes repurchased	$(0.9)

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

Condensed Consolidating Statements of Operations
(Unaudited)

		Guarantor	Non-guarantor
Three Months Ended August 31, 2010 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$210.7	$—	$—	$210.7
Cost of sales (exclusive of items shown separately below)	—	180.8	—	—	180.8
Selling, general and administrative	2.5	3.9	—	—	6.4
Depreciation and amortization	—	6.9	—	—	6.9
Interest expense	7.5	1.4	—	—	8.9
Other, net	4.4	(0.7)	—	—	3.7

(Loss) income from continuing operations before income taxes	(14.4)	18.4	—	—	4.0
Income tax (benefit) provision	(7.4)	7.9	—	—	0.5

(Loss) income from continuing operations	(7.0)	10.5	—	—	3.5
Loss from discontinued operations	(0.7)	—	—	—	(0.7)

(Loss) income before equity income of subsidiaries	(7.7)	10.5	—	—	2.8
Equity income of subsidiaries	10.5	—	—	(10.5)	—

Net income	$2.8	$10.5	$—	$(10.5)	$2.8

		Guarantor	Non-guarantor
Three Months Ended August 31, 2009 (In millions) As adjusted Note 1:	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$201.4	$—	$—	$201.4
Cost of sales (exclusive of items shown separately below)	—	172.2	—	—	172.2
Selling, general and administrative	(2.1)	3.0	—	—	0.9
Depreciation and amortization	—	6.4	—	—	6.4
Interest expense	8.2	1.4	—	—	9.6
Other, net	2.0	0.2	—	—	2.2

(Loss) income from continuing operations before income taxes	(8.1)	18.2	—	—	10.1
Income tax (benefit) provision	(9.3)	8.6	—	—	(0.7)

Income from continuing operations	1.2	9.6	—	—	10.8
Loss from discontinued operations	(0.5)	—	—	—	(0.5)

Income before equity income of subsidiaries	0.7	9.6	—	—	10.3
Equity income of subsidiaries	9.6	—	—	(9.6)	—

Net income	$10.3	$9.6	$—	$(9.6)	$10.3

		Guarantor	Non-guarantor
Nine Months Ended August 31, 2010 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$631.6	$—	$—	$631.6
Cost of sales (exclusive of items shown separately below)	—	556.0	—	—	556.0
Selling, general and administrative	8.2	10.3	—	—	18.5
Depreciation and amortization	—	19.2	—	—	19.2
Interest expense	24.7	3.9	—	—	28.6
Other, net	8.9	(0.9)	—	—	8.0

(Loss) income from continuing operations before income taxes	(41.8)	43.1	—	—	1.3
Income tax (benefit) provision	(18.4)	13.2	—	—	(5.2)

(Loss) income from continuing operations	(23.4)	29.9	—	—	6.5
Income from discontinued operations	0.9	—	—	—	0.9

(Loss) income before equity income of subsidiaries	(22.5)	29.9	—	—	7.4
Equity income of subsidiaries	29.9	—	—	(29.9)	—

Net income	$7.4	$29.9	$—	$(29.9)	$7.4

		Guarantor	Non-guarantor
Nine Months Ended August 31, 2009 (In millions) As adjusted Note 1:	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$555.3	$—	$—	$555.3
Cost of sales (exclusive of items shown separately below)	—	473.8	—	—	473.8
Selling, general and administrative	(3.3)	9.1	—	—	5.8
Depreciation and amortization	—	18.5	—	—	18.5
Interest expense	25.0	4.1	—	—	29.1
Other, net	3.8	(0.6)	—	—	3.2

(Loss) income from continuing operations before income taxes	(25.5)	50.4	—	—	24.9
Income tax (benefit) provision	(35.1)	15.4	—	—	(19.7)

Income from continuing operations	9.6	35.0	—	—	44.6
Loss from discontinued operations	(1.9)	—	(3.8)	—	(5.7)

Income (loss) before equity income (loss) of subsidiaries	7.7	35.0	(3.8)	—	38.9
Equity income (loss) of subsidiaries	31.2	—	—	(31.2)	—

Net income (loss)	$38.9	$35.0	$(3.8)	$(31.2)	$38.9

Condensed Consolidating Balance Sheets
(Unaudited)

		Guarantor	Non-guarantor
August 31, 2010 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$176.1	$(12.5)	$0.1	$—	$163.7
Marketable securities	58.4	—	—	—	58.4
Accounts receivable	—	95.8	—	—	95.8
Inventories	—	32.2	—	—	32.2
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	0.1	28.8	—	—	28.9
Grantor trust	0.7	0.4	—	—	1.1
Other receivables, prepaid expenses and other	9.0	24.7	—	—	33.7
Income taxes	19.2	(12.2)	—	—	7.0

Total current assets	263.5	157.2	0.1	—	420.8
Property, plant and equipment, net	0.4	129.1	—	—	129.5
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	0.2	153.0	—	—	153.2
Grantor trust	11.0	4.5	—	—	15.5
Goodwill	—	94.9	—	—	94.9
Intercompany (payable) receivable, net	(153.5)	173.2	(19.7)	—	—
Other noncurrent assets and intangibles, net	178.3	158.0	9.9	(178.3)	167.9

Total assets	$299.9	$869.9	$(9.7)	$(178.3)	$981.8

Short-term borrowings and current portion of long-term debt	$1.2	$0.2	$—	$—	$1.4
Accounts payable	0.3	14.8	—	—	15.1
Reserves for environmental remediation costs	2.7	35.2	—	—	37.9
Other current liabilities, advance payments on contracts, and postretirement medical and life insurance benefits	32.4	183.2	—	—	215.6

Total current liabilities	36.6	233.4	—	—	270.0
Long-term debt	414.6	1.1	—	—	415.7
Reserves for environmental remediation costs	8.1	168.7	—	—	176.8
Pension benefits	16.2	195.0	—	—	211.2
Other noncurrent liabilities	49.3	83.7	—	—	133.0

Total liabilities	524.8	681.9	—	—	1,206.7
Commitments and contingencies (Note 7)				—
Redeemable common stock	5.3	—	—	—	5.3
Total shareholders’ (deficit) equity	(230.2)	188.0	(9.7)	(178.3)	(230.2)

Total liabilities, redeemable common stock, and shareholders’ (deficit) equity	$299.9	$869.9	$(9.7)	$(178.3)	$981.8

		Guarantor	Non-guarantor
November 30, 2009 (In millions) As adjusted Note 1:	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$166.0	$(39.8)	$0.1	$—	$126.3
Accounts receivable	—	116.3	—	—	116.3
Inventories	—	61.8	—	—	61.8
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	0.1	30.5	—	—	30.6
Grantor trust	1.5	0.9	—	—	2.4
Other receivables, prepaid expenses and other	12.7	20.1	—	—	32.8
Income taxes	43.2	(40.8)	—	—	2.4

Total current assets	223.5	149.0	0.1	—	372.6
Property, plant and equipment, net	0.4	129.5	—	—	129.9
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	0.2	154.1	—	—	154.3
Grantor trust	11.6	6.2	—	—	17.8
Goodwill	—	94.9	—	—	94.9
Intercompany (payable) receivable, net	(77.4)	97.1	(19.7)	—	—
Other noncurrent assets and intangibles, net	116.9	159.3	9.9	(120.7)	165.4

Total assets	$275.2	$790.1	$(9.7)	$(120.7)	$934.9

Short-term borrowings and current portion of long-term debt	$17.8	$—	$—	$—	$17.8
Accounts payable	0.4	18.0	—	—	18.4
Reserves for environmental remediation costs	7.2	37.3	—	—	44.5
Other current liabilities, advance payments on contracts, and postretirement medical and life insurance benefits	38.9	141.8	—	—	180.7

Total current liabilities	64.3	197.1	—	—	261.4
Long-term debt	403.8	—	—	—	403.8
Reserves for environmental remediation costs	4.4	173.8	—	—	178.2
Pension benefits	22.1	202.9	—	—	225.0
Other noncurrent liabilities	53.5	85.9	—	—	139.4

Total liabilities	548.1	659.7	—	—	1,207.8
Commitments and contingencies (Note 7)
Redeemable common stock	6.0	—	—	—	6.0
Total shareholders’ (deficit) equity	(278.9)	130.4	(9.7)	(120.7)	(278.9)

Total liabilities, redeemable common stock, and shareholders’ (deficit) equity	$275.2	$790.1	$(9.7)	$(120.7)	$934.9

Condensed Consolidating Statements of Cash Flows
(Unaudited)

		Guarantor	Non-guarantor
Nine months ended August 31, 2010 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$13.3	$114.6	$—	$—	$127.9
Net transfers from (to) parent	76.0	(76.0)	—	—	—

Net cash provided by operating activities	89.3	38.6	—	—	127.9
Cash flows from investing activities:
Capital expenditures	—	(10.0)	—	—	(10.0)
Other investing activities	(58.3)	—	—	—	(58.3)

Net cash used in investing activities	(58.3)	(10.0)	—	—	(68.3)
Cash flows from financing activities:
Debt repayments	(213.2)	(1.3)	—	—	(214.5)
Proceeds from issuance of debt, net of issuance costs	192.3	—	—	—	192.3

Net cash used in financing activities	(20.9)	(1.3)	—	—	(22.2)

Net increase in cash and cash equivalents	10.1	27.3	—	—	37.4
Cash and cash equivalents at beginning of year	166.0	(39.8)	0.1	—	126.3

Cash and cash equivalents at end of period	$176.1	$(12.5)	$0.1	$—	$163.7

		Guarantor	Non-guarantor
Nine months ended August 31, 2009 (In millions) As adjusted Note 1:	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(18.2)	$98.2	$(4.7)	$—	$75.3
Net transfers from (to) parent	88.7	(93.3)	4.6	—	—

Net cash provided by (used in) operating activities	70.5	4.9	(0.1)	—	75.3
Cash flows from investing activities:
Capital expenditures	—	(7.5)	—	—	(7.5)

Net cash used in investing activities	—	(7.5)	—	—	(7.5)
Cash flows from financing activities:
Debt repayments	(1.3)	(0.6)	—	—	(1.9)
Other financing activities	(0.3)	—	—	—	(0.3)

Net cash used in financing activities	(1.6)	(0.6)	—	—	(2.2)

Net increase (decrease) in cash and cash equivalents	68.9	(3.2)	(0.1)	—	65.6
Cash and cash equivalents at beginning of year	103.7	(11.2)	0.2	—	92.7

Cash and cash equivalents at end of period	$172.6	$(14.4)	$0.1	$—	$158.3

15. Subsequent Events
     In September 2010, the Company repurchased $7.0 million principal amount of its 2 1/4% Debentures at 97.125 of par, plus accrued and unpaid interest.

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
Results of Operations
Net Sales:

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2010	2009	Change*	2010	2009	Change**
	(In millions)
Net sales	$210.7	$201.4	$9.3	$631.6	$555.3	$76.3

*	Primary reason for change. The increase was primarily due to the following: (i) increased deliveries, and follow-on awards received in fiscal 2009 on the Multiple Launch Rocket System (“MLRS”) program generating $5.3 million of additional net sales and (ii) increased deliveries under the Tube-launched, Optically-tracked, Wire-guided missile (“TOW”) program generating $5.1 million of additional net sales.

**	Primary reason for change. The increase was primarily due to the following: (i) the release of NASA funding constraints on the Orion crew module and service module propulsion program generating $27.0 million of additional net sales; (ii) awards received in fiscal 2009 on divert and attitude control system programs generating $25.1 million of additional net sales; and (iii) increased deliveries on the MLRS program generating $14.5 million of additional net sales. The increase in net sales was partially offset by a decline in deliveries of rocket motors under the Atlas V program in the current period compared to the prior year period.
     Various factors can affect the distribution of our sales between accounting periods, including the timing of government awards, the availability of government funding, product deliveries, and customer acceptance.

     Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended August 31,		Nine months ended August 31,
	2010	2009	2010	2009
Raytheon	36%	27%	38%	31%
Lockheed Martin	27%	27%	27%	24%
     Sales during the three and nine months ended August 31, 2010 directly and indirectly to the U.S. government and its agencies, including sales to our significant customers discussed above, totaled 91% and 92% of net sales, respectively. Sales during the three and nine months ended August 31, 2009 directly and indirectly to the U.S. government and its agencies, including sales to our significant customers discussed above, totaled 83% and 87% of net sales, respectively.
Operating Income:

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2010	2009	Change*	2010	2009	Change**
	(In millions, except percentage amounts)
Operating income	$12.4	$19.2	$(6.8)	$28.7	$52.6	$(23.9)
Percentage of net sales	5.9%	9.5%		4.5%	9.5%

*	Primary reason for change. The decrease in the third quarter of fiscal 2010 operating income margin of 3.6 points, compared to the comparable prior year period, was driven by an increase in retirement benefit expense of $14.0 million which represented a 6.6 point decrease in operating margin, partially offset by improvements in our contract performance primarily from lower overhead costs and production efficiency contributing 4.6 points to the operating margin. Additionally, we had an increase in environmental remediation costs that represented 0.7 of a point decrease in operating margin and an increase in other operating costs represented the remaining 0.9 of a point decrease in operating margin. See additional information below.

**	Primary reason for change. The decrease in the first nine months of fiscal 2010 operating income margin of 5.0 points, compared to the comparable prior year period, was driven by the increase in retirement benefit expense of $39.9 million which represented a 6.3 point decrease in operating margin, partially offset by higher sales and lower overhead costs contributing 3.4 points to the operating margin. Additionally, we had an increase in environmental remediation costs that represented 0.6 of a point decrease in operating margin and an increase in other operating costs represented the remaining 1.5 point decrease in operating margin. See additional information below.
Cost of Sales:

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2010	2009	Change*	2010	2009	Change**
	(In millions, except percentage amounts)
Cost of sales (exclusive of items shown separately below)	$180.8	$172.2	$8.6	$556.0	$473.8	$82.2
Percentage of net sales	85.8%	85.5%		88.0%	85.3%

*	Primary reason for change. The small increase in costs of sales as a percentage of net sales was primarily due to an increase of $9.1 million of non-cash aerospace and defense retirement benefit plan expense. See discussion of “Retirement Benefit Plans” below. The increase in retirement benefit plan expense was almost completely offset by the overall improvement in contract performance in the current period compared to the prior period primarily due to lower overhead costs and production efficiency.

**	Primary reason for change. The increase in costs of sales as a percentage of net sales was primarily due to an increase of $27.3 million of non-cash aerospace and defense retirement benefit plan expense in the first nine months of fiscal 2010. See discussion of “Retirement Benefit Plans” below. The increase in retirement benefit plan expense was partially offset by overall improvement in contract performance in the current period compared to the prior period due to higher sales and lower overhead costs.

Selling, General and Administrative (“SG&A”):

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2010	2009	Change*	2010	2009	Change**
	(In millions, except percentage amounts)
Selling, General and Administrative	$6.4	$0.9	$5.5	$18.5	$5.8	$12.7
Percentage of net sales	3.0%	0.4%		2.9%	1.0%

*	Primary reason for change. The increase in SG&A expense was primarily due to an increase of $4.9 million of non-cash corporate retirement benefit plan expense. See discussion of “Retirement Benefit Plans” below.

**	Primary reason for change. The increase in SG&A expense was primarily due to an increase of $12.6 million of non-cash corporate retirement benefit plan expense. See discussion of “Retirement Benefit Plans” below.
Depreciation and Amortization:

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2010	2009	Change*	2010	2009	Change*
	(In millions)
Depreciation and amortization	$6.9	$6.4	$0.5	$19.2	$18.5	$0.7

*	Primary reason for change. The increase in depreciation and amortization was primarily due to higher depreciation expense in the current period due to an increase in capital expenditures in the current period.
Other Expense, net:

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2010	2009	Change*	2010	2009	Change*
	(In millions)
Other expense, net	$2.2	$0.9	$1.3	$3.5	$0.2	$3.3

*	Primary reason for change. The increase in other expense (income), net was primarily due to higher environmental remediation costs in the third quarter and first nine months of fiscal 2010 compared to the comparable fiscal 2009 periods (see Note 7(c) of the Unaudited Condensed Consolidated Financial Statements).
Unusual Items:

	Three months ended		Nine months ended
	August 31,	August 31,	August 31,	August 31,
	2010	2009	2010	2009
	(In millions)
Unusual items:
Executive severance agreements	$—	$1.4	$1.4	$3.1
(Gain) loss on debt repurchased (discussed below)	(0.1)	—	1.1	—
Loss on amendment to the $280 million Senior Credit Facility (“Senior Credit Facility”)	—	—	0.7	0.2
Legal and other matters (discussed below)	2.1	0.4	2.5	1.1

     During the first nine months of fiscal 2010, we repurchased $50.5 million principal amount of our 2 1/4% Convertible Subordinated Debentures (“2 1/4% Debentures”) at various prices ranging from 93.0% of par to 96.125% of par, plus accrued and unpaid interest using a portion of the net proceeds of our 4.0625% Convertible Subordinated Debentures (“4 1/16% Debentures”) issued in December 2009. A summary of our losses on the 2 1/4% Debentures repurchased during the first nine months of fiscal 2010 is as follows (in millions):

Principal amount repurchased	$50.5
Cash repurchase price	(47.4)

3.1
Write-off of the associated debt discount	(4.5)
Portion of the 2 1/4% Debentures repurchased attributed to the equity component (See Note 6)	1.6
Write-off of the deferred financing costs	(0.4)

Loss on 2 1/4% Debentures repurchased	$(0.2)

     During the first nine months of fiscal 2010, we repurchased $22.5 million principal amount of our 9 1/2% Senior Subordinated Notes (“9 1/2% Notes”) at 102% of par, plus accrued and unpaid interest using a portion of the net proceeds of our 4 1/16% Debentures issued in December 2009. A summary of our losses on the 9 1/2% Notes repurchased during the first nine months of fiscal 2010 is as follows (in millions):

Principal amount repurchased	$22.5
Cash repurchase price	(23.0)
Write-off of the deferred financing costs	(0.4)

Loss on 9 1/2% Notes repurchased	$(0.9)

     In the third quarter of fiscal 2010, we recorded a charge of $2.0 million related to the estimated unrecoverable costs of legal matters. During the first nine months of fiscal 2010 and 2009, we recorded $0.5 million and $1.1 million, respectively, for realized losses and interest associated with the failure to register with the SEC the issuance of certain of our common shares under the defined contribution 401(k) employee benefit plan.
Interest Expense:

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2010	2009	Change*	2010	2009	Change*
	(In millions)
Interest expense	$8.9	$9.6	$(0.7)	$28.6	$29.1	$(0.5)
Components of interest expense:
Contractual interest and other	$6.4	$6.4	$—	$20.1	$19.5	$0.6
Debt discount amortization	1.6	1.9	(0.3)	5.5	5.7	(0.2)
Amortization of deferred financing costs	0.9	1.3	(0.4)	3.0	3.9	(0.9)

*	Primary reason for change. The decrease in interest expense was primarily due to lower amortization of deferred financing costs on the 4% Contingent Convertible Subordinated Notes (“4% Notes”) in the third quarter and first nine months of fiscal 2010 compared to the comparable fiscal 2009 periods. In January 2010, we redeemed $124.7 million principal amount of our 4% Notes which were presented for payment. In March 2010, we redeemed the remaining $0.3 million principal amount of our 4% Notes.
Interest Income:

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2010	2009	Change*	2010	2009	Change*
	(In millions)
Interest income	$0.5	$0.5	$—	$1.2	$1.4	$(0.2)

*	Primary reason for change. Interest income was essentially unchanged for the periods presented.

Income Tax Provision (Benefit):

	Three months ended		Nine months ended
	August 31,	August 31,	August 31,	August 31,
	2010	2009	2010	2009
	(In millions)
Income tax provision (benefit)	$0.5	$(0.7)	$(5.2)	$(19.7)
     The income tax benefit of $5.2 million in the first nine months of fiscal 2010 was primarily related to us receiving approval on our Private Letter Ruling (“PLR”) with the Internal Revenue Service (“IRS”) for the revocation of the Internal Revenue Code (“IRC”) Section 59(e) election made on our fiscal 2003 income tax return. As a result of the PLR approval, we recorded an income tax benefit of $6.3 million during the first nine months of fiscal 2010. The income tax benefit also includes current state tax expense of $2.0 million, deferred federal tax expense of $0.8 million, and a deferred tax benefit of $1.9 million, which relates to prior years (see Note 1 of the Unaudited Condensed Consolidated Financial Statements).
     The income tax benefit of $19.7 million in the first nine months of fiscal 2009 was primarily related to new guidance that was published by the Chief Counsel’s Office of the IRS in December 2008 clarifying which costs qualify for ten-year carryback of tax net operating losses for refund of prior years’ taxes. As a result of the clarifying language, we recorded during the first quarter of fiscal 2009 an income tax benefit of $19.7 million, of which $14.5 million is for the release of the valuation allowance associated with the utilization of the qualifying tax net operating losses and $5.2 million is for the recognition of affirmative claims related to previous uncertain tax positions associated with prior years refund claims related to the qualifying costs.
     The difference between book earnings at the statutory rate and the income tax provision reflected in the first nine months of fiscal 2010 is primarily due to the benefit recorded for the PLR approval to revoke IRC Section 59(e) election and the deferred tax benefit relating to prior years. The difference between book earnings at the statutory rate and the income tax provision reflected in the first nine months of fiscal 2009 is due to the decrease in the valuation allowance.
     As of August 31, 2010, the liability for uncertain income tax positions was $1.5 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.
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
     Summarized financial information for discontinued operations is set forth below:

	Three months ended August 31,		Nine months ended August 31,
	2010	2009	2010	2009
	(In millions)
Net sales	$—	$—	$—	$—
Foreign currency (losses) gains	(0.4)	(0.2)	2.1	(1.0)
(Loss) income before income taxes	(0.7)	(0.5)	0.9	(5.7)
Income tax provision	—	—	—	—
Net (loss) income from discontinued operations	(0.7)	(0.5)	0.9	(5.7)

Retirement Benefit Plans:
     Components of retirement benefit expense (benefit) are:

	Three months ended August 31,		Nine months ended August 31,
	2010	2009	2010	2009
	(In millions)
Service cost	$1.2	$1.1	$3.5	$5.4
Interest cost on benefit obligation	22.5	23.5	67.5	70.6
Assumed return on plan assets	(26.9)	(25.9)	(80.7)	(77.7)
Recognized net actuarial losses (gains)	13.7	(2.2)	41.2	(6.7)

Retirement benefit expense (benefit)	$10.5	$(3.5)	$31.5	$(8.4)

     The increase in retirement benefit expense was primarily due to higher actuarial losses recognized in the third quarter and first nine months of fiscal 2010 compared to the comparable fiscal 2009 periods. The increase in actuarial losses was primarily the result of: (i) a decrease in the discount rate due to lower market interest rates used to determine our retirement benefit obligation to 5.65% as of November 30, 2009 compared to 7.10% as of August 31, 2008 and (ii) an increase in the impact of amortization of prior years’ net investment losses.
     Market conditions and interest rates significantly affect assets and liabilities of our pension plans. Pension accounting requires that market gains and losses be deferred and recognized over a period of years. This “smoothing” results in the creation of other accumulated income or losses which will be amortized to retirement benefit expense or benefit in future years. The accounting method we utilize recognizes one-fifth of the unamortized gains and losses in the market-related value of pension assets and all other gains and losses, including changes in the discount rate used to calculate benefit costs each year. Investment gains or losses for this purpose are the difference between the expected return and the actual return on the market-related value of assets which smoothes asset values over three years. Although the smoothing period mitigates some volatility in the calculation of annual retirement benefit expense, future expenses are impacted by changes in the market value of pension plan assets and changes in interest rates.
     Additionally, we sponsor a defined contribution 401(k) plan and participation in the plan is available to all employees. Effective January 15, 2009, we discontinued the employer matching component to the defined contribution 401(k) plan for non-union employees. Effective April 15, 2009, all future contribution investment elections directed into the GenCorp Stock Fund were redirected to other investment options and our union employee matching contributions are being made in cash. Effective the first full payroll commencing in July 2010, for non-union employees, matching contributions were reinstated in cash at the same level in effect prior to January 15, 2009 and invested according to participants’ investment elections in effect at the time of contribution. The cost of the 401(k) plan was $1.3 million and $1.8 million, respectively, in the first nine months of fiscal 2010 and 2009.

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
Aerospace and Defense Segment

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2010	2009	Change*	2010	2009	Change**
	(In millions)
Net sales	$208.8	$198.1	$10.7	$626.2	$548.9	$77.3
Segment performance	21.6	20.6	1.0	51.7	58.5	(6.8)

*	Primary reason for change. The increase in net sales was primarily due to the following: (i) increased deliveries, and follow-on awards received in fiscal 2009 on the MLRS program generating $5.3 million of additional net sales and (ii) increased deliveries under the TOW program generating $5.1 million of additional net sales. The increase in segment performance in the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009 was primarily the result of the following: (i) an increase of $9.8 million in contract gross profit (defined as net sales less costs of sales excluding the impact of retirement benefit expenses) on net sales as a result of overall improvement in contract performance in the current period compared to the prior period, and to a lesser extent, higher sales and (ii) a decrease of $2.7 million in environmental remediation costs primarily due to an increase in the estimated future environmental remediation costs recoverable under U.S. government contracts in the third quarter of fiscal 2010 (see Note 7(c) of the Unaudited Condensed Consolidated Financial Statements). The improvements in segment performance were partially offset the following: (i) an increase of $9.1 million in non-cash retirement benefit plan expense in the current period compared to the prior period and (ii) an increase of $1.7 million in unusual items.

**	Primary reason for change. The increase in nets sales was primarily due to the following: (i) the release of NASA funding constraints on the Orion crew module and service module propulsion program generating $27.0 million of additional net sales; (ii) awards received in fiscal 2009 on divert and attitude control system programs generating $25.1 million of additional net sales; and (iii) increased deliveries on the MLRS program generating $14.5 million of additional net sales. The increase in net sales was partially offset by a decline in deliveries of rocket motors under the Atlas V program in the current period compared to the prior year period. The decrease in segment performance in the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009 was primarily the result of an increase of $27.3 million in non-cash retirement benefit plan expense in fiscal 2010. The decline in segment performance was partially offset by an increase of $20.9 million in gross profit (defined as net sales less costs of sales excluding the impact of retirement benefit expenses) on net sales as a result of overall improvement in contract performance in the current period compared to the prior period, and to a lesser extent, higher sales.
     A summary of our backlog is as follows:

	August 31,	November 30,
	2010	2009
	(In millions)
Funded backlog	$824.9	$811.2
Unfunded backlog	503.5	379.6

Total contract backlog	$1,328.4	$1,190.8

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

Real Estate Segment

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2010	2009	Change*	2010	2009	Change*
	(In millions)
Net sales	$1.9	$3.3	$(1.4)	$5.4	$6.4	$(1.0)
Segment performance	1.5	1.5	—	4.0	3.5	0.5

*	Primary reason for change. The decrease in net sales was primarily due to a $1.7 million land sale in the third quarter of fiscal 2009 resulting in a gain of $0.5 million. Net sales and segment performance consist primarily of rental property operations during the first nine months of fiscal 2010.
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
     The adoption of this guidance affects our 2 1/4% Debentures. This guidance requires the issuer of convertible debt instruments to separately account for the liability (debt) and equity (conversion option) components of such instruments and retrospectively adjust the financial statements for all periods presented. The fair value of the liability component shall be determined based on the market rate for similar debt instruments without the conversion feature and the residual between the proceeds and the fair value of the liability component is recorded as equity at the time of issuance. Additionally, the pronouncement requires transaction costs to be allocated to the liability and equity components on the same relative percentages.
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
New Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board issued updated guidance to improve disclosures regarding fair value measurements. This update requires entities to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately (i.e. on a gross basis rather than as one net number), information about purchases, sales, issuances, and settlements in the roll forward of changes in Level 3 fair value measurements. The update requires fair value disclosures by class of assets and liabilities rather than by major category or line item in the statement of financial position. Disclosures regarding the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for assets and liabilities in both Level 2 and Level 3 are also required. For all portions of the update except the gross presentation of activity in the Level 3 roll forward, this standard was effective for us on March 1, 2010. For the gross presentation of activity in the Level 3 roll forward, the new disclosures will be presented in our quarterly financial statements for the period ending February 28, 2012.
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
Arrangements with Off-Balance Sheet Risk
     As of August 31, 2010, arrangements with off-balance sheet risk, consisted of:
     — $69.1 million in outstanding commercial letters of credit expiring within the next twelve months, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.
     — Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to U.S. government agencies for environmental remediation activities.
     — Up to $1.2 million of reimbursements to Granite Construction Company (“Granite”) if we request Granite to cease mining operations on certain portions of the Sacramento Land.
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

Liquidity and Capital Resources
Net Cash Provided by (Used in) Operating, Investing, and Financing Activities
     Cash and cash equivalents increased by $37.4 million during the first nine months of fiscal 2010. The change in cash and cash equivalents was as follows:

	Nine Months Ended
	August 31,	August 31,
	2010	2009
	(In millions)
Net Cash Provided by Operating Activities	$127.9	$75.3
Net Cash Used in Investing Activities	(68.3)	(7.5)
Net Cash Used in Financing Activities	(22.2)	(2.2)

Net Increase in Cash and Cash Equivalents	$37.4	$65.6

Net Cash Provided by Operating Activities
     The $127.9 million of cash provided by operating activities in the first nine months of fiscal 2010 was primarily due to an increase in $72.0 million of cash provided by working capital (defined as accounts receivables, inventories, accounts payable, contract advances, and other current assets and liabilities). The increase in working capital is due to the following: (i) an increase in contract advances from prior year related to the timing of contract receipts; (ii) a decrease in inventories due to higher sales and timing of overhead spending, resulting in increased inventory turnover; and (iii) an increase in collections on billed accounts receivables, resulting in a decrease in receivables days outstanding. Additionally, net income adjusted for non-cash expenses (defined as depreciation, amortization, stock compensation, and retirement benefits expense) generated $66.2 million in operating cash in the first nine months of fiscal 2010.
     The $75.3 million of cash provided by operating activities in the first nine months of fiscal 2009 was primarily due to improved operating performance and improvements in net working capital.
Net Cash Used In Investing Activities
     During the first nine months of fiscal 2010 and fiscal 2009, we had capital expenditures of $10.0 million and $7.5 million, respectively. The majority of our capital expenditures directly supports our contract and customer requirements and is primarily incurred for asset replacement, capacity expansion, development of new projects, and safety and productivity improvements.
     During the first nine months of fiscal 2010, we invested net cash of $58.3 million in marketable securities.
Net Cash Used in Financing Activities
     During the first nine months of fiscal 2010, cash of $200.0 million was generated reflecting the issuance of $200.0 million in 4 1/16% Debentures in December 2009, offset by $213.2 million in debt repayments (see table below). In addition, we incurred $7.7 million in debt issuance costs and had vendor financing payments of $1.3 million.
     During the first nine months of fiscal 2009, net cash used for debt principal payments was $1.9 million. In addition, we incurred $0.3 million in debt issuance costs.

Borrowing Activity and Senior Credit Facility:
     Our borrowing activity during the first nine months of fiscal 2010 was as follows:

			Debt		Non-cash
	November 30,		Discount	Cash	Repurchase	August 31,
	2009	Additions	Amortization	Payments	Activity	2010
	(In millions)
Term loan	$68.3	$—	$—	$(17.1)	$—	$51.2
9 1/2% Notes	97.5	—	—	(23.0)	0.5	75.0
4% Notes	125.0	—	—	(125.0)	—	—
4 1/16% Debentures	—	200.0	—	—	—	200.0
2 1/4% Debentures	146.4	—	—	(47.4)	(3.1)	95.9
Debt discount on 2 1/4% Debentures	(17.0)	—	5.5	—	4.5	(7.0)
Other debt	1.4	1.3	—	(0.7)	—	2.0

Total Debt and Borrowing Activity	$421.6	$201.3	$5.5	$(213.2)	$1.9	$417.1

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
     As of August 31, 2010, the borrowing limit under the Revolver was $65.0 million with all of it available. Also as of August 31, 2010, we had $69.1 million outstanding letters of credit under the $100.0 million letter of credit subfacility and had permanently reduced the amount of our term loan subfacility to the $51.2 million outstanding.
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

	Actual Ratios as of	Required Ratios
Financial Covenant	August 31, 2010	December 1, 2009 and thereafter
Interest coverage ratio, as defined under the Credit Agreement	4.50 to 1.00	Not less than: 2.25 to 1.00
Leverage ratio, as defined under the Credit Agreement(1)	1.81 to 1.00	Not greater than: 5.50 to 1.00

(1)	As a result of the March 17, 2010 amendment, the leverage ratio calculation was amended to allow for all cash and cash equivalents to reduce funded debt in the calculation as long as there are no loans outstanding under the Revolver.
     We were in compliance with our financial and non-financial covenants as of August 31, 2010.

     In December 2009, we issued $200.0 million in aggregate principal amount of 4 1/16% Debentures in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. Issuance of the 4 1/16% Debentures generated net proceeds of $194.1 million, which were used to repurchase long-term debt and other debt related costs.
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
     As of November 30, 2009, our defined benefit pension plan assets and projected benefit obligations were approximately $1.3 billion and $1.6 billion, respectively. The Pension Protection Act (the “PPA”) requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the funded status of the plan as of specified measurement dates. The funded ratio as of November 30, 2009 under the PPA for our tax-qualified defined benefit pension plan was 95.6% which was above the 94.0% ratio required under the PPA. In general, the PPA requires companies with under-funded plans to make up the shortfall over a 7-year period. These values are based on assumptions specified by the Internal Revenue Service, and are typically not the same as the amounts used for corporate financial reporting. Companies may prepay contributions, and use those prepayments to offset otherwise required contributions in future years. We have accumulated such prepayments, and are permitted to use these prepayments to meet minimum funding requirements. For fiscal 2010, we are not expecting to make a cash contribution to our pension plan. The value of the unfunded accrued benefits and amount of required contribution each year are based on a number of factors, including plan investment experience and interest rate environment, and as such can fluctuate significantly from year to year.
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
     As of August 31, 2010, our debt totaled $417.1 million: $365.9 million, or 88%, was at an average fixed rate of 6.36%; and $51.2 million, or 12%, was at a variable rate of 3.55%.
     The estimated fair value and principal amount for our long-term debt is presented below:

	Fair Value		Principal Amount
	August 31,	November 30,	August 31,	November 30,
	2010	2009	2010	2009
	(In millions)
Term loan	$49.6	$62.8	$51.2	$68.3
9 1/2% Notes	75.8	96.0	75.0	97.5
4% Notes	—	124.7	—	125.0
2 1/4% Debentures (1)	92.6	131.0	95.9	146.4
4 1/16% Debentures	171.2	—	200.0	—
Other debt	2.0	1.4	2.0	1.4

	$391.2	$415.9	$424.1	$438.6

(1)	Excludes the unamortized debt discount of $7.0 million and $17.0 million as of August 31, 2010 and November 30, 2009, respectively.
     The fair values of the term loan, 9 1/2% Notes, 4% Notes, 2 1/4% Debentures, and 4 1/16% Debentures were determined using broker quotes that are based on open markets of our debt securities as of August 31, 2010 and November 30, 2009, respectively. The fair value of the other debt was determined to approximate carrying value.

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
Changes in internal control over financial reporting
     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

	Nine Months	Year	Year
	Ended	Ended,	Ended
	August 31,	Nov. 30,	Nov. 30,
	2010	2009	2008
	(dollars in thousands)
Claims filed	—	1	—
Claims dismissed	—	1	—
Claims settled	1	—	2
Claims pending	—	1	1
Aggregate settlement costs	$15	$—	$6
Average settlement costs	$15	$—	$3
     Legal and administrative fees for the vinyl chloride cases in fiscal 2008 were $0.3 million.
     Asbestos Cases. The following table sets forth information related to our historical product liability costs associated with our asbestos litigation cases.

	Nine Months	Year	Year
	Ended	Ended,	Ended
	August 31,	Nov. 30,	Nov. 30,
	2010	2009	2008
	(dollars in thousands)
Claims filed	24 *	27 *	33 *
Claims consolidated	—	23	—
Claims dismissed	10	25	31
Claims settled	1	2	5
Claims pending	147	134	157
Aggregate settlement costs	$15	$35	$246
Average settlement costs	$15	$17	$49

*	This number is net of two cases tendered to a third party under a contractual indemnity obligation.

     Legal and administrative fees for the asbestos cases for the first nine months of fiscal 2010 were $0.3 million. Legal and administrative fees for the asbestos cases for fiscal years 2009 and 2008 were $0.4 million and $0.5 million, respectively.
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

GenCorp Inc.

Date: October 1, 2010	By:	/s/ Scott J. Seymour
Scott J. Seymour
President and Chief Executive Officer (Principal Executive Officer)

Date: October 1, 2010	By:	/s/ Kathleen E. Redd
Kathleen E. Redd
Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.