Form 10-K
period 2010-11-30
GENCORP INC
filed 2011-02-02
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐     No ☑

The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of May 31, 2010 was approximately $305 million.

As of January 20, 2011, there were 58.6 million outstanding shares of the Company’s Common Stock, including redeemable common stock, $0.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2011 Proxy Statement of GenCorp Inc. relating to its annual meeting of shareholders scheduled to be held on March 30, 2011 are incorporated by reference into Part III of this Report.

GENCORP INC.

Annual Report on Form 10-K
For the Fiscal Year Ended November 30, 2010

*	The information called for by Items 10, 11, 12, 13, and 14, to the extent not included in this Report, is incorporated herein by reference to the information to be included under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Communications with Directors,” “Board Committees,” “Executive Compensation,” “Director Compensation,” “Organization & Compensation Committee Report” “Compensation Committee Interlocks and Insider Participation,” “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Officers and Directors,” “Employment Agreements and Indemnity Agreements,” “Potential Payments upon Termination of Employment or Change in Control,” “Determination of Independence of Directors,” and “Ratification of the Appointment of Independent Auditors,” in GenCorp Inc.’s 2011 Proxy Statement, to be filed within 120 days after the close of our fiscal year.

PART I

Item 1.	Business

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

Aerospace and Defense — includes the operations of Aerojet-General Corporation (“Aerojet”) which develops and manufactures propulsion systems for defense and space applications, armament systems for precision tactical weapon systems and munitions applications. Aerojet is one of the largest providers of such propulsion systems in the United States (“U.S.”). Major market segments include space launch and in-space propulsion systems, missile defense, tactical missile systems, and force projection and protection systems. Primary customers served include major prime contractors to the U.S. government, the Department of Defense (“DoD”), and the National Aeronautics and Space Administration (“NASA”).

Real Estate — includes the activities of Easton Development Company, LLC (“Easton”) related to the entitlement, sale, and leasing of the Company’s excess real estate assets. We own approximately 12,200 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California east of Sacramento (“Sacramento Land”). We are currently in the process of seeking zoning changes and other governmental approvals on a portion of the Sacramento Land to optimize its value.

Our fiscal year ends on November 30 of each year. When we refer to a fiscal year, such as fiscal 2010, we are referring to the fiscal year ended on November 30 of that year. The fiscal year of our subsidiary, Aerojet, ends on the last Saturday of November. As a result of the 2008 calendar, Aerojet had 53 weeks of operations in fiscal 2008 compared to 52 weeks of operations in fiscal 2010 and 2009. The additional week of operations, which occurred in the first quarter of fiscal 2008, accounted for $19.1 million in additional net sales.

Sales, segment performance, total assets, and other financial data for each segment for fiscal 2010, 2009, and 2008 are set forth in Note 10 to the Consolidated Financial Statements, included in Item 8 of this Report.

We were incorporated in Ohio in 1915 and our principal executive offices are located at Highway 50 and Aerojet Road, Rancho Cordova, CA 95742. Our mailing address is P.O. Box 537012, Sacramento, CA 95853-7012 and our telephone number is 916-355-4000.

Our Internet website address is www.GenCorp.com. We have made available through our Internet website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of

1934 as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC. We also make available on our Internet web site our corporate governance guidelines and the charters for each of the following committees of our Board of Directors: Audit; Corporate Governance & Nominating; and Organization & Compensation. Our corporate governance guidelines and such charters are also available in print to anyone who requests them.

Aerospace and Defense

Aerojet has been an industry leader and pioneer in the development of critical products and technologies that have strengthened the U.S. military and enabled the exploration of space. Aerojet focuses on developing military, civil, and commercial systems and components that address the needs of the aerospace and defense industry markets. Due to the diversity of its propulsion and other technologies and the synergy of its product lines, we believe Aerojet is in a unique competitive position to offer its customers the most innovative and advanced solutions available in the domestic markets in which we operate. Aerojet has been able to capitalize on its strong technical capabilities to become a critical provider of components and systems for major propulsion programs. Aerojet propulsion systems have flown on human and robotic missions for NASA since the inception of the U.S. Space Program, and Aerojet has been a major supplier of propulsion products to the DoD since the founding of Aerojet. Principal customers include the DoD, NASA, Raytheon Company (“Raytheon”), Lockheed Martin Corporation (“Lockheed Martin”), United Launch Alliance (“ULA”), and The Boeing Company (“Boeing”).

•	Defense systems — Our defense system products include liquid, solid, and air-breathing propulsion systems and components. In addition, Aerojet is a supplier of both composite and metallic aerospace structural components, warhead and armament systems for precision tactical weapon applications, and fire suppression systems. Product applications for our defense systems include strategic, tactical and precision strike missiles, missile defense systems, maneuvering propulsion systems, precision war-fighting systems, and specialty metal products.

•	Space systems — Our space systems products include liquid, solid, and electric propulsion systems and components. Product applications for space systems include expendable and reusable launch vehicles, transatmospheric vehicles and spacecraft, separation and maneuvering systems, upper stage engines, satellites, large solid boosters, and integrated propulsion subsystems.

Industry Overview

Broad support continues for DoD and NASA funding in the Government Fiscal Year (“GFY”) ending September 30, 2011 and beyond. However, these federal department/agency budgets are under severe pressure due to the cost impacts of military operations in Iraq and Afghanistan, and a rising U.S. federal deficit. As a result, the DoD budget is expected to remain flat or grow at modest levels through 2012. During the same time period the NASA budget is authorized to grow modestly but may remain flat or decline slightly.

Department of Defense

While U.S. defense appropriations have increased substantially since the terrorist attacks of September 11, 2001 and ensuing military actions in Afghanistan and Iraq to over $549 billion in the GFY 2011 base budget request, the rate of increase is expected to slow to no more than one percent real growth per year. Although the ultimate distribution of the GFY 2011 DoD budget remains uncertain, we believe Aerojet is well positioned to benefit from DoD investment in: high-priority transformational systems that address current war fighting requirements; the re-capitalization of weapon systems and equipment expended during combat operations; and systems that meet new threats world-wide.

The Obama Administration (“Administration”) has indicated a commitment to maintain adequate funding for the DoD and building defense capabilities for the 21st century. Areas that impact Aerojet products include: fully equipping U.S. forces for the missions they face; preserving air supremacy; maintaining forces at sea; protecting the U.S. in cyberspace; ensuring freedom of space; and a pragmatic and cost-effective development of missile defense.

NASA

In 2010, a new NASA Authorization Act (the “Authorization Act”) took effect impacting GFY 2011-2013. The Authorization Act aims to: safely retire the Space Shuttle; extend the International Space Station through 2020; continue the development of the Orion multipurpose crew exploration vehicle; build a new heavy lift launch vehicle; invest in new space technologies; and sustain and grow the science and aeronautics programs at NASA. Aerojet is well positioned to succeed due to our diverse offerings, innovative technologies, and existing contracts with both traditional and emerging launch providers. Additionally, Aerojet is the main propulsion provider for the Orion crew capsule.

While the Authorization Act authorizes modest growth for NASA, pressures for reduced federal spending could lead to flat or even reduced funding.

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

The table below lists primary participants in the propulsion market:

Company	Parent	Propulsion Type	Propulsion Application

Aerojet	GenCorp Inc.	Solid, liquid, air- breathing, electric	Launch, in-space, tactical, strategic, missile defense
Alliant Techsystems	Alliant Techsystems Inc.	Solid, air-breathing	Launch, tactical, strategic, missile defense
American Pacific Corporation	American Pacific Corporation	Liquid, electric	In-space
Astrium	European Aeronautics Defense and Space Company; and BAE Systems	Solid, liquid	In-space
Northrop Grumman Space Technology	Northrop Grumman Corporation (“Northrop”)	Liquid	In-space
Pratt & Whitney Rocketdyne	United Technologies Corporation	Liquid, air-breathing, electric	Launch, in-space, missile defense
SpaceX	SpaceX	Liquid	Launch, in-space
Nammo Talley	Nammo Talley	Solid	Tactical

The domestic solid and liquid propulsion markets remained unchanged in fiscal 2010 with Aerojet in the number two position in both markets, second to Alliant Techsystems in solid propulsion (“solids”) and Pratt & Whitney Rocketdyne in liquid propulsion (“liquids”). Additionally, we believe we are in the number one position in the electric propulsion market and the only domestic provider of both high-speed and low-speed air-breathing propulsion.

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

The principal end user customers of our products and technology are agencies of the U.S. government. Since a majority of Aerojet’s sales are, directly or indirectly, to the U.S. government, funding for the purchase of Aerojet’s products and services generally follows trends in U.S. aerospace and defense spending. However, individual government agencies, which include the military services, NASA, the Missile Defense Agency (“MDA”), and the prime contractors that serve these agencies, exercise independent purchasing power within “budget top-line” limits. Therefore, sales to the U.S. government are not regarded as sales to one customer, but rather each contracting agency is viewed as a separate customer.

Customers that represented more than 10% of net sales for the fiscal years presented are as follows:

	Year Ended
	2010	2009	2008

Raytheon	37%	31%	27%
Lockheed Martin	27	26	26

Direct sales to the U.S. government and its agencies, or government customers, and indirect sales to U.S. government customers via direct sales to prime contractors accounted for a total of approximately 92% of sales, or approximately $786.1 million, in fiscal 2010. The following are percentages of net sales by principal end user in fiscal 2010:

U.S. Army	23%
MDA	22
U.S. Navy	16
U.S. Air Force	16
NASA	15

Total U.S. government customers	92
Other customers	8

Total	100%

Major Programs

Defense Systems — Aerojet maintained a strong position in the defense market segment in fiscal 2010 with key new and follow-on awards. Significant new contract awards included the Bomb Live Unit — 129B composite case for MK-82 500 large ballistic missile bombs and the Enhanced Maneuvering Missile Development program that will develop new propulsion technologies for the Navy’s Standard Missile. Significant continuing follow-on contract awards were received on the Terminal High Altitude Area Defense (“THAAD”), Guided Multiple Launch Rocket System (“GMLRS”) and Patriot Advanced Capability-3 (“PAC-3”) production rocket motors; the Tube-launched Optically Wire-guided (“TOW”) warhead production; and our Aegis Ballistic Missile Defense Standard Missile-3 Throttling Divert Attitude Control System for Block IB production and Block IIA development programs as part of the Administration’s phased adaptive approach for missile defense. These successes continue to strengthen our position as a propulsion leader in missile defense and tactical systems. We believe Aerojet is in a unique competitive position due to the diversity of propulsion technologies, complete warhead capabilities, composites and metallic structures expertise, and the synergy of its product lines to offer defense customers the most innovative and advanced solutions available in the domestic market.

A subset of our key defense systems programs are listed below:

Primary
Program	Customer	End Users	Program Description	Program Status

Standard Missile	Raytheon	U.S. Navy, MDA	Tactical solid rocket motors, throttling divert and attitude control systems and warheads	Development/ Production
GMLRS	Lockheed Martin	U.S. Army	Tactical solid rocket motors	Production
PAC-3	Lockheed Martin	U.S. Army	Tactical solid rocket motors	Development/Production
Ground Based Mid-Course Defense Exoatmospheric Kill Vehicle Liquid Divert and Attitude Control Systems	Raytheon	MDA	Liquid propulsion divert and attitude control propulsion systems	Development/Production
TOW	Raytheon	U.S. Army	Tactical missile warheads	Production
Specialty Metal Products	General Dynamics and Others	U.S. Army	Specialty metal products	Development/ Production
Tactical Tomahawk	Raytheon	U.S. Navy	Tactical solid rocket motors and warheads	Production
THAAD	Lockheed Martin	MDA	Tactical solid rocket motors	Development/ Production
F-22 Raptor Aircraft	Boeing	U.S. Air Force	Advanced electron beam welding for airframe structures	Production
Large Class Propulsion Application Program	U.S. Air Force	U.S. Air Force	Strategic solid rocket motors	Development
Army Tactical Missile System	Lockheed Martin	U.S. Army	Tactical solid rocket motors	Production
Minuteman III	Northrop	U.S. Air Force	Liquid maneuvering propulsion	Development/Production
Trident D5	Lockheed Martin	U.S. Navy	Post boost control system	Production
Javelin	Lockheed Martin/Raytheon	U.S. Army	Tactical solid rocket motors	Production
Patriot GEM-T	Raytheon	U.S. Army	Tactical solid rocket motors	Production
Joint Air to Ground Missile	Lockheed Martin	U.S. Army	Tactical solid rocket motors	Development
Advanced Second and Third Stage Booster	U.S. Air Force	U.S. Air Force	Solid booster	Development
Joint Standoff Weapon	BAE	U. S. Navy	Tactical warheads	Production
Supersonic Sea Skimming Target	Orbital Sciences Corporation (“Orbital”)	U.S. Navy	Variable flow ducted rocket (air-breathing)	Production

Space Systems — In fiscal 2010, Aerojet maintained its strong market position in space systems by continued performance on existing contracts and capturing important new propulsion contracts, of which the most strategically significant new awards are the Vega Reaction Control System Contract and the NASA Heavy Lift Vehicle Study.

Aerojet’s commitment to quality and excellence in its space systems programs was reflected in its 100% success rate on several space exploration and other critical missions during fiscal 2010 using Aerojet’s products, including the Orion Pad Abort Test; Mercury Messenger Flyby; Advanced Extremely High Frequency launch; and launches of Delta II, Delta IV, Atlas V, and the space shuttle.

These continued space program successes strengthen our legacy of supplying mission critical propulsion systems to the DoD and NASA as we have since the inception of the U.S. civil and military space programs and support our position as a critical supplier to our space systems customers.

A subset of our key space system programs is listed below:

Primary
Program	Customer	End Users	Program Description	Program Status

Orion Crew & Service Modules and Abort System Propulsion	Lockheed Martin/Orbital	NASA	Propulsion systems and engines for human spaceflight system	Development/ Qualification
Atlas V	United Launch Alliance	U.S. Air Force, Commercial	Solid “strap-on” booster motors, upper stage thrusters, and separation motors	Production
Taurus 2	Orbital	NASA, Commercial	Provide booster engines for launch vehicle	Qualification/ Production
Geostationary Satellite Systems	Lockheed Martin, Loral, Boeing, Orbital, Astrium	Various	Electric and liquid spacecraft thrusters, propellant tanks and bi-propellant apogee engines	Development/Production
Hydrocarbon Booster	Air Force Research Laboratory	U.S. Air Force	Liquid booster	Development
Vega Reaction Attitude Control System	European Launch Vehicle Joint Venture	Commercial	Attitude Control Thrusters	Development/ Production
Upper Stage Engine Technology	U.S. Air Force Research Laboratory	NASA, U.S. Air Force	Design tools for future upper stage liquid engines	Development
Bigelow Sundancer	Bigelow Aerospace	Commercial	Integrated propulsion systems and controls	Development/ Production
H-2 Transfer Vehicle	Mitsubishi Heavy Industries	Japan Aerospace Exploration Agency	Liquid spacecraft thrusters	Production
Advanced Extremely High Frequency MilSatCom	Lockheed Martin	U.S. Air Force	Electric and liquid spacecraft thrusters	Production
Delta II / Delta IV	United Launch Alliance	NASA, U.S. Air Force, Commercial	Upper stage pressure-fed liquid rocket engines and upper stage thrusters	Production
Cygnus Resupply Spacecraft	Orbital	NASA, Commercial	Provide liquid spacecraft thrusters	Qualification/ Production
LOX Methane Reaction Control Engine	NASA	NASA	Ascent main engine	Development
Global Positioning Systems	Boeing	U.S. Air Force	Integrated propulsion systems	Development/ Production

Contract Types

Under each of its contracts, Aerojet acts either as a prime contractor, where it sells directly to the end user, or as a subcontractor, selling its products to other prime contractors. Research and development contracts are awarded during the inception stage of a program’s development. Production contracts provide for the production and delivery of mature products for operational use. Aerojet’s contracts are primarily categorized as either “fixed-price” or “cost-reimbursable.” During fiscal 2010, approximately 50% of our net sales were from fixed-price contracts, 43% from cost-reimbursable contracts, and 7% from other sales including commercial contracts and real estate activities.

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

Government Contracts and Regulations

U.S. government contracts generally are subject to Federal Acquisition Regulations (“FAR”), agency-specific regulations that supplement FAR, such as the DoD’s Defense Federal Acquisition Regulations (“DFAR”) and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, and audit requirements. A contractor’s failure to comply with these regulations and requirements could result in reductions of the value of contracts, contract modifications or termination, inability to bill and collect receivables from customers, and the assessment of penalties and fines and could lead to suspension or debarment from government contracting or subcontracting for a period of time. In addition, government contractors are also subject to routine audits and investigations by U.S. government agencies such as the Defense Contract Audit Agency (“DCAA”). These agencies review a contractor’s performance, cost structure, and compliance with applicable laws, regulations, and standards. The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation, and information systems.

Additionally, our contracts typically permit the U.S. government to unilaterally modify or terminate a contract or to discontinue funding for a particular program at any time. The cancellation of one or more significant contracts and/or programs could have a material adverse effect on our ability to realize anticipated sales and profits. The cancellation of a contract, if terminated for cause, could also subject us to liability for the excess costs incurred by the U.S. government in procuring undelivered items from another source. If terminated for convenience, our recovery of costs would be limited to amounts already incurred or committed, and our profit would be limited to work completed prior to termination.

Backlog

A summary of our backlog is as follows:

	As of November 30,
	2010	2009
	(In millions)

Funded backlog	$804.4	$811.2
Unfunded backlog	572.9	379.6

Total contract backlog	$1,377.3	$1,190.8

Total backlog includes both funded backlog (the amount for which money has been directly appropriated by the U.S. Congress, or for which a purchase order has been received from a commercial customer) and unfunded backlog (firm orders for which funding has not been appropriated). Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. Backlog is subject to funding delays or program restructurings/cancellations which are beyond our control. Of our November 30, 2010 total contract backlog, approximately 42% is expected to be filled within one year.

Research and Development

We view research and development efforts as critical to maintaining our leadership position in markets in which we compete. We maintain an active research and development effort supported primarily by customer funding. We believe that some customer-funded research and development expenditures that are subject to contract specifications may become key programs in the future. We believe customer-funded research and development activities are vital to our ability to compete for contracts and to enhance our technology base.

Aerojet’s company-funded research and development efforts include expenditures for technical activities that are vital to the development of new products, services, processes or techniques, as well as those expenses for significant improvements to existing products or processes.

The following table summarizes Aerojet’s research and development expenditures during the past three fiscal years:

	Year Ended
	2010	2009	2008
	(In millions)

Customer-funded	$284	$245	$252
Company-funded	17	15	11

Total research and development expenditures	$301	$260	$263

Suppliers, Raw Materials and Seasonality

The national aerospace supply base continues to consolidate due to economic, environmental, and marketplace circumstances beyond Aerojet’s control. The loss of key qualified suppliers of technologies, components, and materials can cause significant disruption to Aerojet program performance and cost.

Availability of raw materials and supplies to Aerojet has been generally sufficient. Aerojet is sometimes dependent, for a variety of reasons, upon sole-source or flight qualified suppliers and has in some instances in the past experienced difficulties meeting production and delivery obligations because of delays in delivery or reliance on such suppliers. We closely monitor sources of supply to ensure adequate raw materials and other supplies needed in our manufacturing processes are available. As a U.S. government contractor, we are frequently limited to procuring materials and components from sources of supply that meet rigorous customer and/or government specifications or socio-economic criteria. In addition, as business conditions, DoD budgets, and Congressional allocations change, suppliers of specialty chemicals and materials sometimes consider dropping low-volume items from their product lines. This may require us to qualify new suppliers for raw materials on key programs. To date, Aerojet has been successful in mitigating any impacts that could occur through requalifying replacement materials and suppliers. We continue to monitor this situation carefully and in our engineering processes, where we have the opportunity, we are defining materials that are known to be more sustainable and hence, less prone to obsolescence or disruption.

We are also impacted, as is the rest of the industry, by increases in the prices and lead-times of raw materials used in production on various contracts. Prices and lead times for certain commodity metals, alloy steels, titanium and some aluminum grades have become more competitive due to available production capacity world-wide. Unfortunately, prices and lead times for some chemicals used in solid rocket motor propellants have seen significant increases in recent years. These are highly specialized chemicals such as ammonium perchlorate and LX-14, for example. Where possible, Aerojet has protective price re-determinable language incorporated into contracts with its customers. Additionally, we have been able to mitigate some of these impacts through the establishment of long term volume agreements that provide for a steady throughput with a corresponding price benefit to Aerojet. In addition, where appropriate, we work closely with suppliers to schedule purchases far enough in advance and in the most economical means possible to minimize negative program impact.

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

Approximately 6,000 acres have been deemed excess, and we are in the process of entitling the excess land for new development opportunities under the brand name Easton.

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

In 2009, we formed a wholly-owned subsidiary, Easton Development Company, LLC, to continue to execute entitlement and pre-development activities, and to explore how to maximize value from Easton. Value enhancement may include outright sales, and/or joint ventures with real estate developers, residential builders, and/or other third parties. Those parcels of land that have obtained the necessary entitlements for development or are otherwise suitable for sale were transferred to this new subsidiary. Additional land may be transferred in the future as these or other requirements are achieved.

The housing market in the Sacramento region continued to struggle in 2010. However, we believe that this downturn does not change the long-term prospects for the Sacramento region, which we believe still remains an attractive and affordable alternative to the San Francisco Bay Area and other large metropolitan areas of California. We believe the Sacramento area demographic and real estate market supports our objective of creating value through new entitlements and the creation of Easton.

The Sacramento Land, including Easton, is summarized below (in acres):

	Environmentally	Environmentally
Easton Projects	Unrestricted	Restricted(1)	Total	Entitled(2)

Glenborough and Easton Place	1,043	349	1,392	1,392
Rio del Oro	1,818	491	2,309	—
Westborough	1,387	272	1,659	—
Hillsborough	532	97	629	—
Office Park and Auto Mall	47	8	55	55

Total Easton acreage	4,827	1,217	6,044	1,447

Operations land(3)	24	5,179	5,203
Land available for future entitlement(4)	676	242	918

Total Sacramento Land	5,527	6,638	12,165

(1)	The environmentally restricted acreage described above is subject to restrictions imposed by state and/or federal regulatory agencies because of our historical propulsion system testing and manufacturing activities. We are actively working with the various regulatory agencies to have the restrictions removed as early as practicable, and the solutions to use these lands within Easton have been accounted for in the various land use plans and granted entitlements. See Note 7(c) in Notes to Consolidated Financial Statements for a discussion of the federal and/or state environmental restrictions affecting portions of the Sacramento Land.

(2)	The term “entitled” is generally used to denote the set of local regulatory approvals required to allow land to be zoned for requested uses. Required regulatory approvals vary with each land zoning proposal and may include permits, general plan amendments, land use master plans, zoning designations, state and federal environmental documentation, and other regulatory approvals unique to the land. The entitlement and development process in California is long and uncertain with approvals required from various authorities, including local jurisdictions, and in select projects, permits required by federal agencies such as the U.S. Army Corps of Engineers and the U.S. Department of Interior, Fish and Wildlife Service (“USFWS”) prior to construction.

(3)	We believe that the operations land is more than adequate for our long-term needs. As we reassess needs in the future, portions of this land may become available for entitlement.

(4)	We believe it will be several years before any of this excess Sacramento Land is available for future change in entitlement. Some of this excess land is outside the current Urban Services Boundary established by the County of Sacramento and all of it is far from existing infrastructure, making it uneconomical to pursue entitlement for this land at this time.

Leasing & Other Real Estate

We currently lease approximately 310,000 square feet of office space in Sacramento to various third parties. These leasing activities generated $6.8 million in revenue in fiscal 2010.

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

Employees

As of November 30, 2010, 12% of our 3,135 employees were covered by collective bargaining agreements, which are due to expire in fiscal 2011. We believe that our relations with our employees are good.

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

Sales, directly and indirectly, to the U.S. government and its agencies accounted for approximately 92% of our total net sales in fiscal 2010. Our contracts typically permit the U.S. government to unilaterally modify or terminate a contract or to discontinue funding for a particular program at any time. The cancellation of one or more significant contracts and/or programs could have a material adverse effect on our ability to realize anticipated sales and profits. The cancellation of a contract, if terminated for cause, could also subject us to liability for the excess costs incurred by the U.S. government in procuring undelivered items from another source. If terminated for convenience, our recovery of costs would be limited to amounts already incurred or committed, and our profit would be limited to work completed prior to termination.

Future reductions or changes in U.S. government spending could adversely affect our financial results.

Our primary aerospace and defense customers include the DoD, and its agencies, the government prime contractors that supply products to these customers, and NASA. As a result, we rely on particular levels of U.S. government spending on propulsion systems for defense and space applications and armament systems for precision tactical weapon systems and munitions applications, and our backlog depends, in a large part, on continued funding by the U.S. government for the programs in which we are involved. These spending levels are not generally correlated with any specific economic cycle, but rather follow the cycle of general political support for this type of spending. Moreover, although our contracts often contemplate that our services will be performed over a period of several years, Congress usually must approve funds for a given program each government fiscal year and may significantly reduce or eliminate funding for a program. A decrease in DoD and/or NASA expenditures, the elimination or curtailment of a material program in which we are involved, or changes in payment patterns of our customers as a result of changes in U.S. government spending, could have a material adverse effect on our operating results, financial condition, and/or cash flows.

Our business could be adversely affected by a negative audit by the U.S. government.

U.S. government agencies, including the DCAA and various agency Inspectors General, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure, and compliance with applicable laws, regulations, and standards. The U.S. government also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s management, purchasing, property, estimating, compensation, accounting, and information systems. Any costs found to be misclassified may be subject to repayment. If an audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with the U.S. government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

If we experience cost overruns on our contracts, we would have to absorb the excess costs which could adversely affect our financial results and our ability to win new contracts.

In fiscal 2010, approximately 50% of our net sales was from fixed-price contracts. Under fixed-price contracts, we agree to perform specified work for a fixed price and realize all of the profit or loss resulting from variations in the costs of performing the contract. As a result, all fixed-price contracts involve the inherent risk of unreimbursed cost overruns. To the extent we were to incur unanticipated cost overruns on a program or platform subject to a fixed-price contract, our profitability would be adversely affected. Future profitability is subject to risks including the ability of suppliers to deliver components of acceptable quality on schedule and the successful implementation of automated tooling in production processes.

In fiscal 2010, approximately 43% of our net sales was from cost reimbursable contracts. Under cost reimbursable contracts, we agree to be reimbursed for allowable costs and be paid a fee. If our costs are in excess of the final target cost, fees may be adversely affected. If our costs exceed authorized contract funding or they do not qualify as allowable costs under applicable regulations, we will not be reimbursed for those costs. Cost overruns may adversely affect our financial performance and our ability to win new contracts.

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

We may expand our operations through acquisitions, which may divert management’s attention and expose us to unanticipated liabilities and costs. Also, acquisitions will likely increase our non-reimbursable interest costs. We may experience difficulties integrating any acquired operations, and we may incur costs relating to acquisitions that are never consummated.

Our business strategy may lead us to expand our Aerospace and Defense segment through acquisitions. However, our ability to consummate any future acquisitions on terms that are favorable to us may be limited by government regulations, the number of attractive acquisition targets, internal demands on our resources, and our ability to obtain financing. Our success in integrating newly acquired businesses will depend upon our ability to retain key personnel, avoid diversion of management’s attention from operational matters, integrate general and administrative services and key information processing systems and, where necessary, re-qualify our customer programs. In addition, future acquisitions could result in the incurrence of additional debt, costs, and contingent liabilities. We may also incur costs and divert management attention to acquisitions that are never consummated. Integration of acquired operations may take longer, or be more costly or disruptive to our business, than originally anticipated.

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

Our business and operations would be adversely impacted in the event of a failure of our information technology infrastructure.

We rely upon the capacity, reliability and security of our information technology hardware and software infrastructure and our ability to expand and update this infrastructure in response to our changing needs. We are constantly updating our information technology infrastructure. Any failure to manage, expand and update our information technology infrastructure or any failure in the operation of this infrastructure could harm our business.

Despite our implementation of security measures, our systems are vulnerable to damages from computer viruses, natural disasters, unauthorized access and other similar disruptions. Any system failure, accident or security breach could result in disruptions to our operations. To the extent that any disruptions or security breach results in a loss or damage to our data, or in inappropriate disclosure of confidential information, it could harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

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

We continue to closely monitor sources of supply to assure that adequate raw materials and other supplies needed in our manufacturing processes are available. As a U.S. government contractor, we are frequently limited to procuring materials and components from sources of supply that meet rigorous customer and/or government specifications. In addition, as business conditions, DoD budgets, and Congressional allocations change, suppliers of specialty chemicals and other materials sometimes consider dropping low-volume items from their product lines, which may require us to qualify new suppliers for raw materials on key programs.

Current suppliers of some raw materials used in the manufacturing of rocket nozzles, composite cases and explosives have announced plans to relocate, close, and/or discontinue certain product lines. These materials are used industry wide and are key to many of our motor and warhead programs. We have an obsolescence evaluation process to perform generic qualifications on alternative or substitute materials. To date we have been successful in establishing replacement materials capabilities and having funding provided to address specific qualification needs of the programs. In some situations, increased costs related to new suppliers may not be recoverable under any existing negotiated contracts. In addition, some of these materials may have to be procured from offshore suppliers.

The supply of ammonium perchlorate, a principal raw material used in solid propellant, is limited to a single source that supplies the entire domestic solid propellant industry with actual pricing based on the total industry demand. With the close out of the Space Shuttle Program, further reductions in the total national demand have occurred, resulting in significant unit price increases and further risk to availability We have access to offshore ammonium perchlorate but potentially would lose our sole domestic source of supply. We have been working with government and industry industrial base organizations to monitor this situation and seek solutions.

The industry also currently relies on one primary supplier for high strength carbon fiber, which is used in the production of composite materials. This supplier has multiple manufacturing lines for such material. Although other sources of carbon fiber exist, the addition of a new supplier would require us to qualify the new source for use. The Japanese government has imposed export restrictions on materials that are to be used in offensive weapons systems, which has increased the lead times associated with the product as its export has to be approved by the Japanese Defense Ministry. To address this issue, we are currently evaluating the use of domestically produced high strength carbon fiber on a program. If successful, this would eliminate some of the risk that occurs due to offshore issues.

We are also impacted, as is the rest of the industry, by fluctuations in the prices and lead-times of raw materials used in production on various fixed-price contracts. We continue to experience volatility in the price and lead-times of certain commodity metals, primarily steel and aluminum. The schedules and pricing of titanium mill products have reduced recently but remain well above historical levels. Additionally, we may not be able to continue to negotiate with our customers economic and/or price adjustment clauses tied to commodity indices to reduce program impact. The DoD continues to rigorously enforce the provisions of the “Berry Amendment” (DFARS 225-7002, 252.225-7014) which imposes a requirement to procure certain strategic materials critical to national security only from U.S. sources. While availability has not been a significant issue, cost remains a concern as this industry continues to quote “price in effect” at time of shipment terms increasing the cost risk to our programs.

Prolonged disruptions in the supply of any of our key raw materials, difficulty qualifying new sources of supply, implementing use of replacement materials or new sources of supply, and/or a continuing volatility in the prices of raw materials could have a material adverse effect on our operating results, financial condition, and/or cash flows.

Our pension plan is currently underfunded and we expect to be required to make cash contributions, which may reduce the cash available for our businesses.

As of November 30, 2010, our defined benefit pension plan assets and projected benefit obligations were approximately $1.4 billion and $1.6 billion, respectively. The Pension Protection Act (the “PPA”) requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the funded status of the plan as of specified measurement dates. The funded ratio as of November 30, 2009 under the PPA for our tax-qualified defined benefit pension plan was 95.6% which was above the 94.0% ratio required under the PPA. The required ratio to be met as of the November 30, 2010 measurement date is 96%. The final calculated PPA funded ratio as of November 30, 2010 is expected to be completed in the second half of 2011. In general, the PPA requires companies with underfunded plans to make up the shortfall over a seven (7) year period. These values are based on assumptions specified by the Internal Revenue Service, and are typically not the same as the amounts used for corporate financial reporting. Companies may prepay contributions, and use those prepayments to offset otherwise required contributions in future years. We have accumulated such prepayments, and are permitted to use these prepayments to meet minimum funding requirements. For fiscal 2011, we are not expecting to make a cash contribution to our pension plan.

On June 25, 2010, the President signed the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (“Pension Relief Act”) into law. The Pension Relief Act will allow pension plan sponsors to extend the shortfall amortization period from the seven years required under the PPA to either nine years (with interest-only payments for the first two years) or fifteen years for shortfall amortization bases created during the years for which relief is elected. This election could be made for any two plan years during the period 2008 to 2011.

The funded status of the pension plan may be adversely affected by the investment experience of the plan’s assets, by any changes in U.S. law and by changes in the statutory interest rates used by “tax-qualified” pension plans in the U.S. to calculate funding requirements. Accordingly, if the performance of our plan’s assets does not meet our assumptions, if there are changes to the Internal Revenue Service regulations or other applicable law or if other actuarial assumptions are modified, our future contributions to our underfunded pension plan could be higher than we expect. In addition, changes to the discount rate used to measure pension liabilities could adversely affect the funded status of the plan. Significant cash contribution requirements to our pension plan may adversely affect our ability to meet certain covenants for our Senior Credit Facility which, absent an amendment or refinancing, would result in a default under our Senior Credit Facility and in certain cases, would cause cross defaults on other debt instruments.

The level of returns on retirement benefit plan assets, changes in interest rates, changes in legislation, and other factors affects our financial results.

Our earnings are positively or negatively impacted by the amount of expense or income we record for our employee retirement benefit plans. We calculate the expense for the plans based on actuarial valuations. These valuations are based on assumptions that we make relating to financial market and other economic conditions. Changes in key economic indicators result in changes in the assumptions we use. The key assumptions used to estimate retirement benefit plan expense for the following year are the discount rate and expected long-term rate of return on plan assets. Our pension expense or income can also be affected by legislation and other government regulatory actions.

Our operations and properties are currently the subject of significant environmental liabilities, and the numerous environmental and other government requirements to which we are subject may become more stringent in the future.

We are subject to federal, state and local laws and regulations that, among other things, require us to obtain permits to operate and install pollution control equipment and regulate the generation, storage, handling, transportation, treatment, and disposal of hazardous and solid wastes. These requirements may become more stringent in the future. We may also be subject to fines and penalties relating to the operation of our existing and formerly owned businesses. We are subject to toxic tort and asbestos lawsuits as well as other third-party lawsuits, due to either our past or present use of hazardous substances or the alleged on-site or off-site contamination of the environment through past or present operations. We may incur material costs in defending these claims and lawsuits and any similar claims and lawsuits that may arise in the future. Contamination at our major current and former properties is subject to investigation and remediation requirements under federal, state and local laws and regulations, and the full extent of the required remediation has not yet been determined. Any adverse judgment or cash outlay could have a significant adverse effect on our operating results, financial condition, and/or cash flows.

Although some of our environmental costs may be recoverable and we have established reserves, given the many uncertainties involved in assessing liability for environmental claims, our reserves may not be sufficient, which could adversely affect our financial results.

As of November 30, 2010, the aggregate range of our environmental costs was $217.7 million to $379.9 million and the accrued amount was $217.7 million, of which $206.0 million relates to Aerojet sites and $11.7 million relates to non-Aerojet sites. We believe the accrued amount for future remediation costs represents the costs that could be incurred by us over the contractual term, if any, or the next fifteen years of the estimated remediation, to the extent they are probable and reasonably estimable. However, in many cases the nature and extent of the required remediation has not yet been determined. Given the many uncertainties involved in assessing liability for environmental claims, our reserves may prove to be insufficient. We evaluate the adequacy of those reserves on a quarterly basis, and they could change. In addition, the reserves are based only on known sites and the known contamination at those sites. It is possible that additional sites needing remediation may be identified or that unknown contamination at previously identified sites may be discovered. It is also possible that the regulatory agencies may change clean-up standards for chemicals of concern such as ammonium perchlorate and trichloroethylene. This could lead to additional expenditures for environmental remediation in the future and, given the uncertainties involved in assessing liability for environmental claims, our reserves may prove to be insufficient.

Under an agreement with the U.S. government, our environmental expenses related to our Aerojet Sacramento and former Azusa sites are allowable for reimbursement through our government contracts up to 88% of environmental expenses (the “Global Settlement”). Environmental expenses at other Aerojet sites are eligible for reimbursement and treated under the normal rules of cost allowability. Aerojet’s mix of contracts can affect the actual reimbursement made by the U.S. government. Because these costs are recovered through forward pricing arrangements, our ability to continue recovering these costs from the U.S. government depends on Aerojet’s sustained business volume under U.S. government contracts and programs and the relative size of Aerojet’s commercial business. Additionally, in conjunction with the sale of the Electronics and Information Systems business in 2001, Aerojet entered into an agreement with Northrop (“Northrop Agreement”) whereby Aerojet is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement subject to annual and cumulative limitations. We reached the cumulative limitation under the Northrop Agreement during the third quarter of fiscal 2010. While we are currently seeking an arrangement with the U.S. government to recover environmental expenditures in excess of the reimbursement ceiling identified in the Northrop Agreement, there can be no assurances that such a recovery will be obtained, or if not obtained, that such unreimbursed environmental expenditures will not have a materially adverse effect on our operating results, financial condition, and/or cash flows.

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

We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of November 30, 2010, we had $392.7 million of debt. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future.

Our level of debt places significant demands on our cash resources, which could:

•	make it more difficult to satisfy our outstanding debt obligations;

•	require us to dedicate a substantial portion of our cash for payments related to our debt, reducing the amount of cash flow available for working capital, capital expenditures, entitlement of our real estate assets, and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in the industries in which we compete;

•	place us at a competitive disadvantage with respect to our competitors, some of which have lower debt service obligations and greater financial resources than we do;

•	limit our ability to borrow additional funds;

•	limit our ability expand our operations through acquisitions; and

•	increase our vulnerability to general adverse economic and industry conditions.

If we are unable to generate sufficient cash flow to service our debt and fund our operating costs, our liquidity may be adversely affected.

We are obligated to comply with financial and other covenants outlined in our debt indentures and agreements that could restrict our operating activities. A failure to comply could result in a default under our Senior Credit Facility which would, if not waived by the lenders which likely would come with substantial cost, accelerate the payment of our debt. A payment default under the Senior Credit Facility could result in cross defaults on our 9 1/2% Senior Subordinated Notes (“9 1/2% Notes”), 2 1/4% Convertible Subordinated Debentures (“2 1/4% Debentures”), and 4.0625% Convertible Subordinated Debentures (“4 1/16% Debentures”).

Our debt instruments generally contain various restrictive covenants which include, among others, provisions restricting our ability to:

•	access the full amount of our revolving credit facility and/or incur additional debt;

•	enter into certain leases;

•	make certain distributions, investments, and other restricted payments;

•	cause our restricted subsidiaries to make payments to us;

•	enter into transactions with affiliates;

•	create certain liens;

•	purchase assets or businesses;

•	sell assets and, if sold, retain excess cash flow from these sales;

•	retain excess cash flow from operations; and

•	consolidate, merge or sell all or substantially all of our assets.

Our secured debt also contains other customary covenants, including, among others, provisions:

•	relating to the maintenance of the property collateralizing the debt; and

•	restricting our ability to pledge assets or create other liens.

In addition, certain covenants in our bank facility require that we maintain certain financial ratios.

Based on our existing debt agreements, we were in compliance with our financial and non-financial covenants as of November 30, 2010. Any of the covenants described in this risk factor may restrict our operations and our ability to pursue potentially advantageous business opportunities. Our failure to comply with these covenants could also result in an event of default that, if not cured or waived, could result in the acceleration of the Senior Credit Facility, 9 1/2% Notes, 2 1/4% Debentures, and 4 1/16% Debentures. In addition, our failure to pay principal and interest when due is a default under the Senior Credit Facility, and in certain cases, would cause cross defaults on the 9 1/2% Notes, 2 1/4% Debentures, and 4 1/16% Debentures. Our indebtedness under the Senior Credit Facility is collateralized by substantially all of our assets, leaving us with limited collateral for additional financing.

The real estate market is inherently risky, which could adversely affect our financial results.

Our real estate activities involve significant risks, which could adversely affect our financial results. We are subject to various risks, including the following:

•	we may be unable to obtain, or suffer delays in obtaining, necessary re-zoning, land use, building, occupancy, and other required governmental permits and authorizations, which could result in increased costs or our abandonment of these projects;

•	we may be unable to complete environmental remediation or to have state and federal environmental restrictions on our property lifted, which could cause a delay or abandonment of these projects;

•	we may be unable to obtain sufficient water sources to service our projects, which may prevent us from executing our plans;

•	our real estate activities require significant expenditures and we may not be able to obtain financing on favorable terms, which may render us unable to proceed with our plans;

•	economic and political uncertainties could have an adverse effect on consumer buying habits, construction costs, availability of labor and materials and other factors affecting us and the real estate industry in general;

•	our property is subject to federal, state, and local regulations and restrictions that may impose significant limitations on our plans;

•	much of our property is raw land that includes the natural habitats of various endangered or protected wildlife species requiring mitigation;

•	if our land use plans are approved by the appropriate governmental authorities, we may face lawsuits from those who oppose such plans. Such lawsuits and the costs associated with such opposition could be material and have an adverse effect on our ability to sell property or realize income from our projects; and

•	the time frame required for approval of our plans means that we will have to wait years for a significant cash return.

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

In connection with our divestitures of the Fine Chemicals and GDX Automotive businesses in fiscal 2005 and fiscal 2004, respectively, we have incurred and may incur additional costs, including costs related to the closure of a manufacturing facility in Chartres, France. As part of these and other divestitures, we have provided customary indemnification to the purchasers for such matters as claims arising from the operation of the businesses prior to disposition, including warranty and income tax matters, and liability to investigate and remediate certain environmental contamination existing prior to disposition. These additional costs and the indemnification of the purchasers of our former businesses may require additional cash expenditures, which could have a material adverse effect on our operating results, financial condition, and/or cash flows.

A strike or other work stoppage, or our inability to renew collective bargaining agreements on favorable terms, could adversely affect our financial results.

As of November 30, 2010, 12% of our 3,135 employees were covered by collective bargaining agreements, which are due to expire in fiscal 2011. If we are unable to negotiate acceptable new agreements with the unions, upon expiration of the existing contracts, we could experience a strike or work stoppage. Even if we are successful in negotiating new agreements, the new agreements could call for higher wages or benefits paid to union members, which would increase our operating costs and could adversely affect our profitability. If our unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of operations at our facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of our major customers or suppliers could also have similar effects on us.

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

Contract accounting requires judgment relative to assessing risks, estimating contract sales and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total sales and costs at completion is complicated and subject to many variables. For example, assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. Similarly, assumptions have to be made regarding the future impacts of efficiency initiatives and cost reduction efforts. Incentives or penalties related to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information for us to assess anticipated performance. Estimates of award and incentive fees are also used in estimating sales and profit rates based on actual and anticipated awards. Because of the significance of the judgments and estimation processes described above, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances, or estimates may adversely affect our future period operating results, financial condition, and/or cash flows.

New accounting standards could result in changes to our methods of quantifying and recording accounting transactions, and could affect our financial results.

Changes to generally accepted accounting principles in the United States of America arise from new and revised standards, interpretations, the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards (“IFRS”), and other guidance issued by the Financial Accounting Standards Board (“FASB”), the SEC, and others. In addition, the U.S. government may issue new or revised Cost Accounting Standards (“CAS”) or Cost Principles. The effects of such changes may include prescribing an accounting method where none had been previously specified or prescribing a single acceptable method of accounting from among several acceptable methods that currently exist. Such changes could result in unanticipated effects on our operating results, financial condition, and/or cash flows. In addition, should legislation and CAS alignment related to the PPA not occur, some of our cash contributions required under the PPA to our defined benefit pension plan may not be immediately recoverable, which could result in a material adverse effect on our operating results, financial condition, and/or cash flows. Further, our current Forward Pricing Rates (“FPRs”) did not yet reflect the full effect of the PPA requirements at November 30, 2010. The PPA funding requirements are expected to be incorporated into our FPRs when the CAS Board revises the applicable standards, as is required by the PPA.

Failure to maintain effective internal controls in accordance with the Sarbanes-Oxley Act of 2002 could negatively impact the market price of our common stock. Out of period adjustments could require us to restate or revise previously issued financial statements.

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report by management on the effectiveness of our internal control over financial reporting in our annual reports on Form 10-K. In addition, our independent registered public accounting firm must report on the effectiveness of the internal control over financial reporting. Although we review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, if we or our independent registered public accounting firm is not satisfied with our internal control over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if our independent registered public accounting firm interprets the requirements, rules and/or regulations differently from our interpretation, then they may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

In addition, we have in the past recorded, and may in the future record, “out-of-period” adjustments to our financial statements. In making such adjustments we apply the analytical framework of SEC Staff Accounting Bulletin No. 99, “Materiality”, (“SAB 99”) to determine whether the effect of any out-of-period adjustment to our financial statements is material and whether such adjustments, individually or in the aggregate, would require us to restate or revise our financial statements for previous periods. Under SAB 99, companies are required to apply quantitative and qualitative factors to determine the “materiality” of particular adjustments. We recorded out-of-period adjustments in the second and third quarter of fiscal 2010 related to our income tax provision and in each instance determined that such adjustments were not material to the period in which the error originated or was corrected. In the future we may identify further out-of-period adjustments impacting our interim or annual financial statements. Depending upon the complete qualitative and quantitative analysis, this could result in us restating or revising previously issued financial statements.

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
Camden, Arkansas*
Clearfield, Utah*
Gainesville, Virginia*
Jonesborough, Tennessee**
Orange, Virginia
Rancho Cordova, California (owned and leased)
Redmond, Washington
Socorro, New Mexico*
	Vernon, California*	Marketing/Sales Offices: Huntsville, Alabama* Arlington, Virginia*
Real Estate Rancho Cordova, California

*	An asterisk next to a facility listed above indicates that it is a leased property.

**	This facility is owned and operated by Aerojet Ordnance Tennessee, Inc., a wholly-owned subsidiary of Aerojet.

We believe each of the facilities is adequate for the business conducted at that facility. The facilities are suitable and adequate for their intended purpose and taking into account current and planned future needs. A portion of Aerojet’s property in California, and its Redmond, Washington and Orange, Virginia facilities are encumbered by a deed of trust or mortgage. In addition, we own and lease properties in various locations for use in the ordinary course of our business.

Item 3.	Legal Proceedings

The following information pertains to legal proceedings, including proceedings relating to environmental matters, which are discussed in detail in Notes 7(b) and 7(c) in Notes to Consolidated Financial Statements.

Groundwater Cases

South El Monte Operable Unit (“SEMOU”) Related Cases

In October 2002, Aerojet and approximately 65 other individual and corporate defendants were served with four civil suits filed in the U.S. District Court for the Central District of California that seek recovery of costs allegedly incurred or to be incurred in response to the contamination present at the South El Monte Operable Unit of the San Gabriel Valley Superfund site. The cases served on October 30, 2002 are denominated as follows:

San Gabriel Valley Water Company v. Aerojet-General Corporation, et al., Case No. CV-02-6346 ABC (RCx), U.S. District Court, Central District of CA.

San Gabriel Basin Water Quality Authority v. Aerojet-General Corporation, et al., Case No. CV-02-4565 ABC (RCx), U.S. District Court, Central District of CA.

Southern California Water Company v. Aerojet-General Corporation, et al., Case No. CV-02-6340 ABC (RCx), U.S. District Court, Central District of CA.

The City of Monterey Park v. Aerojet-General Corporation, et al., Case No. CV-02-5909 ABC (RCx), U.S. District Court, Central District of CA.

The cases have been coordinated for ease of administration by the court. The plaintiffs’ claims against Aerojet are based upon allegations of discharges from a former site in the El Monte area. The total cost estimate to implement projects under a Unilateral Administrative Order (“UAO”) prepared by the EPA and the water entities is approximately $90 million. Aerojet investigations do not identify a credible connection between the contaminants identified by the plaintiff water entities in the SEMOU and those detected at Aerojet’s former facility located in El Monte, California, near the SEMOU (“East Flair Drive site”). Aerojet filed third-party complaints against several water entities on the basis that they introduced perchlorate-containing Colorado River water to the basin. Those water entities have filed motions to dismiss Aerojet’s complaints. The motions and discovery have been stayed, pending efforts to resolve the litigation through mediation. During the period in which the litigation has been stayed, EPA, the California Department of Toxic Substances Control (“DTSC”) and the plaintiff water entities have reached settlements through the mediation process with various of the parties sued, which have been brought to the Federal District Court for approval. Certain of the settlements have been challenged by Aerojet and other defendants and are not finally resolved.

During fiscal 2010, Aerojet received correspondence from EPA on behalf of itself, the DTSC and the water entities regarding settlement. Aerojet participated in mediation with EPA, DTSC and the water entities to resolve the claims, and reached a tentative settlement with EPA and DTSC in mid-December 2010 which was accepted by the water entities in January 2011. The settlement now must be approved by EPA and published for public comment. Aerojet recorded the impact of the tentative settlement in the fourth quarter of fiscal 2010. If settlement negotiations fail, the litigation stay is likely to be lifted and EPA may refer the matter to the U.S. Department of Justice for litigation, seeking to hold Aerojet liable for past and future costs, to recover costs of suit and attorneys’ fees, and as to any accrued interest, penalties or statutory damages. Should settlement not be reached, Aerojet intends to vigorously defend itself. The Company has accrued management’s best estimate of such contingencies as a component of its environmental reserves.

Caldwell

In December 2007, Aerojet was named as a defendant in a lawsuit brought by six individuals who allegedly resided in the vicinity of Aerojet’s Sacramento facility. The case is entitled Caldwell et al. v. Aerojet-General Corporation, Case No. 34-2000-00884000CU-TT-GDS, Sacramento County (CA) Superior Court and the complaint was served on April 3, 2008. Plaintiffs allege that Aerojet contaminated groundwater to which plaintiffs were exposed and which caused plaintiffs illness and economic injury. Plaintiffs filed three subsequent amended complaints, bringing the total number of individuals on whose behalf suit was filed to eighteen. Aerojet filed answers to the various complaints denying liability. During the fourth quarter of fiscal 2010, the parties entered into a confidential settlement of the litigation. The settlement, the respective payments, and the recording of the impact of the settlement was completed in fiscal 2010.

Sacramento County Water Agency (collectively, “SCWA”)

In August 2003, the County of Sacramento, SCWA and Aerojet entered into a water agreement (“Agreement”). Under the Agreement, Aerojet agreed to transfer remediated groundwater to SCWA. This was anticipated to satisfy Aerojet’s water replacement obligations in eastern Sacramento County. Subject to various provisions of the Agreement, including approval under the California Environmental Quality Act, SCWA assumed Aerojet’s responsibility for providing replacement water to American States Water Company and other impacted water purveyors up to the amount of remediated water Aerojet transfers to the County of Sacramento (“County”). Aerojet also agreed to pay SCWA approximately $13 million over several years toward the cost of constructing a replacement water supply project. If the amount of Aerojet’s transferred water was in excess of the replacement water provided to the impacted water purveyors, SCWA committed to make such water available for the entitlement of Aerojet’s land in an amount equal to the excess.

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

On June 30, 2009, SCWA notified Aerojet and Boeing that it was not prepared to extend the tolling period and intended to file suit. On July 1, 2009, the County and SCWA filed a complaint against Aerojet and Boeing in the U.S. District Court for the Eastern District of California, in Sacramento, County of Sacramento; Sacramento County Water Agency v. Aerojet-General Corporation and The Boeing Corporation [sic], Civ. No. 2:09-at-1041. In the complaint, the County and SCWA alleged that because groundwater contamination from various sources including Aerojet, Boeing/MDC, and the former Mather Air Force Base, was continuing, the County and SCWA should be awarded unspecified monetary damages as well as declaratory and equitable relief. The complaint was served, but the parties entered into joint stipulations staying the proceedings to allow for settlement negotiations. The current stay is in effect to May 30, 2011. The Company cannot reasonably estimate the outcome of this proceeding at this time.

M&H Realty/Fullerton case

On July 7, 2008, Aerojet was served with a complaint brought by the owner of property in Fullerton, California at which Aerojet had operated for over twenty years. Aerojet sold the property in 1984 to MDC, also a defendant in the lawsuit, which redeveloped and subsequently sold the property. The complaint, entitled M&H Realty Partners V, L.P. v Aerojet-General Corporation, Boeing Realty Corporation and McDonnell Douglas Corporation, et al. Case No. 30-2008-00080378-CU-TT-CXC, is pending in the Superior Court for Orange County, California. The property owner alleges Aerojet and Boeing, the successor to MDC, are responsible for soil contamination that has increased the costs of further redevelopment of the property. The parties have entered settlement negotiations. The trial date has been rescheduled to August 15, 2011 to allow for these settlement negotiations. Should settlement not be reached, Aerojet intends to vigorously defend itself. The Company has accrued management’s best estimate of such contingencies as a component of its environmental reserves.

Natural Resource Damage (“NRD”) Assessment Plan

In August 2007, the Company, along with numerous other companies, received from the USFWS a notice of a NRD Assessment Plan for the Ottawa River and Northern Maumee Bay. The Company previously manufactured products for the automotive industry at a Toledo, Ohio site, which was adjacent to the Ottawa River. This facility was divested in 1990 and the Company indemnified the buyer for claims and liabilities arising out of certain pre-divestiture environmental matters. A group of potentially responsible parties (“PRP”), including GenCorp, was formed to respond to the NRD assessment and to pursue funding from the Great Lakes Legacy Act for primary restoration. The group has undertaken a restoration scoping study. Early data collection indicates that the primary restoration project total cost may be in the range of approximately $47 to $49 million. The group has received a commitment for matching federal funds for the restoration project, which will consist of river dredging and land-filling river sediments. The actual dredging of the river was completed in late 2010. Based on a review of the current facts and circumstances with counsel, management has provided for what is believed to be a reasonable estimate of the loss exposure for this matter as a component of its environmental reserves. Still unresolved at this time is the actual NRD Assessment itself. It is not possible to predict the outcome or timing of these types of assessments, which are typically lengthy processes lasting several years, or the amounts of or responsibility for these damages.

Textileather, Inc. (“Textileather”)

In 2008, Textileather, the current owner of the former Toledo, Ohio site, filed a lawsuit against the Company claiming, among other things, that the Company failed to indemnify and defend Textileather for certain contractual environmental obligations. A second suit related to past and future Resource Conservation Recovery Act closure costs was filed in late 2009. The Company prevailed on a motion for summary judgment in the first action in the second quarter of fiscal 2010, and Textileather appealed. The parties engaged in court-supervised mediation after the appeal was filed, but to date the mediation has been unsuccessful. If no settlement is reached, the Company will continue to vigorously defend against both actions. Based on a review of the current facts and circumstances, management has provided for what is believed to be a reasonable estimate of the loss exposure for this matter as a component of its environmental reserves.

Asbestos Litigation

The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Texas and Pennsylvania. There were 141 cases pending as of November 30, 2010.

Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending or unasserted claims. Accordingly, no estimate of future liability has been accrued for such contingencies.

The following table sets forth information related to asbestos litigation:

	Year Ended
	2010		2009		2008
	(Dollars in thousands)

Claims filed	27	**	27	*	33	*
Claims consolidated	—		23		—
Claims dismissed	15		25		31
Claims settled	5		2		5
Claims pending	141		134		157
Aggregate settlement costs	$105		$35		$246
Average settlement costs	$21		$17		$49

*	This number is net of two cases tendered to a third party under a contractual indemnity obligation.

**	This number is net of six cases tendered to a third party under a contractual indemnity obligation.

Legal and administrative fees for the asbestos cases for fiscal 2010, 2009 and 2008 were $0.4 million, $0.4 million, and $0.5 million, respectively.

Subpoenas Duces Tecum

On January 6, 2010, the Company received a subpoena duces tecum from the Defense Criminal Investigative Service of the Office of the Inspector General of the DoD requesting that the Company produce a variety of documents pertaining to the allowability of certain costs under its contracts with the DoD from October 1, 2003 to the present. On September 23, 2010, the Company received a subpoena duces tecum from the U.S. Army Criminal Investigation Command, acting on behalf of the Office of the Inspector General of the DoD, requesting that the Company produce a variety of documents pertaining to the use of certain estimating factors under its contracts with the DoD. The Company is currently unable to reasonably estimate what the outcome of these civil investigations will be or the impact, if any, the investigations may have on the Company’s operating results, financial condition, and/or cash flows. Accordingly, no estimate of future liability has been accrued for such contingencies. The Company has and continues to cooperate fully with the investigations and is responding to the subpoenas.

Snappon SA Wrongful Discharge Claims

In November 2003, the Company announced the closing of a manufacturing facility in Chartres, France owned by Snappon SA, a subsidiary of the Company, previously involved in the automotive business. In accordance with French law, Snappon SA negotiated with the local works’ council regarding the implementation of a social plan for the employees. Following the implementation of the social plan, approximately 188 of the 249 former Snappon employees sued Snappon SA in the Chartres Labour Court alleging wrongful discharge. The claims were heard in two groups. On February 19, 2009, the Versailles Court of Appeal issued a decision in favor of Group 2 plaintiffs and based on this, the Court awarded €1.9 million plus interest. On April 7, 2009, the Versailles Court of Appeal issued a decision in favor of Group 1 plaintiffs and based on this, the Court awarded €1.0 million plus interest. During the second quarter of fiscal 2009, Snappon SA filed for declaration of suspensions of payments with the clerk’s office of the Paris Commercial Court, and the claims will likely be discharged through those proceedings. The Company has accrued a loss contingency of €2.9 million ($3.8 million) plus interest for this matter.

GDX Automotive

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

As of January 24, 2011, there were 8,118 holders of record of the common stock. On January 24, 2011, the last reported sale price of our common stock on the New York Stock Exchange was $5.13 per share.

Our Senior Credit Facility and 9 1/2% Notes (described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Liquidity and Capital Resources”) restrict the payment of dividends and we do not anticipate paying cash dividends in the foreseeable future.

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

Common Stock

Our common stock is quoted on the New York Stock Exchange under the trading symbol “GY.” The following table lists, on a per share basis for the periods indicated, the high and low sale prices for the common stock as reported by the New York Stock Exchange:

	Common Stock
	Price
Year Ended November 30,	High	Low

2010
First Quarter	$8.55	$3.45
Second Quarter	$6.74	$4.30
Third Quarter	$5.72	$4.20
Fourth Quarter	$5.46	$4.45
2009
First Quarter	$3.99	$2.39
Second Quarter	$3.00	$1.84
Third Quarter	$4.87	$1.83
Fourth Quarter	$9.12	$4.05

Stock Performance Graph

The following graph compares the cumulative total shareholder returns on $100 invested in our Common Stock in November 2005 with the cumulative total return of (i) the Standard & Poor’s 500 Composite Stock Price Index (“S&P 500 Index”), and (ii) the Standard & Poor’s 500 Aerospace & Defense Index. The stock price performance shown on the graph is not necessarily indicative of future performance.

Comparison of Cumulative Total Shareholder Return
Among GenCorp, S&P 500 Index, and the S&P 500 Aerospace & Defense Index,
November 2005 through November 2010

Comparison of Cumulative Five Year Total Return

	Base
	Period	As of November 30,
Company/Index	2005	2006	2007	2008	2009	2010
GenCorp Inc.	$100.00	$75.63	$66.27	$15.66	$42.77	$26.89
S&P 500 Index	100.00	114.23	123.05	76.18	95.52	105.01
S&P 500 Aerospace & Defense	100.00	128.21	155.15	90.19	118.72	134.61

Item 6.	Selected Financial Data

The following selected financial data is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements, including the Notes thereto in Item 8. Consolidated Financial Statements and Supplementary Data, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended
	2010	2009	2008	2007	2006
	(In millions, except per share amounts)

Net sales	$857.9	$795.4	$742.3	$745.4	$621.1
Net income (loss):
Income (loss) from continuing operations, net of income taxes	$6.0	$58.9	$(5.1)	$34.9	$(44.7)
Income (loss) from discontinued operations, net of income taxes	0.8	(6.7)	(0.1)	27.9	2.4
Cumulative effect of changes in accounting principles, net of income taxes(1)	—	—	—	—	(1.9)

Net income (loss)	$6.8	$52.2	$(5.2)	$62.8	$(44.2)

Basic earnings (loss) per share of Common Stock
Income (loss) from continuing operations, net of income taxes	$0.11	$1.00	$(0.09)	$0.62	$(0.81)
Income (loss) from discontinued operations, net of income taxes	0.01	(0.11)	—	0.50	0.04
Cumulative effect of changes in accounting principles, net of income taxes(1)	—	—	—	—	(0.03)

Total	$0.12	$0.89	$(0.09)	$1.12	$(0.80)

Diluted earnings (loss) per share of Common Stock
Income (loss) from continuing operations, net of income taxes	$0.11	$0.96	$(0.09)	$0.62	$(0.81)
Income (loss) from discontinued operations, net of income taxes	0.01	(0.10)	—	0.43	0.04
Cumulative effect of changes in accounting principles, net of income taxes(1)	—	—	—	—	(0.03)

Total	$0.12	$0.86	$(0.09)	$1.05	$(0.80)

Other financial data:
Total assets	$991.5	$934.9	$1,004.5	$993.8	$1,019.8
Long-term debt, including current maturities	$392.7	$421.6	$416.1	$414.9	$424.6

(1)	During fiscal 2006, we adopted new accounting standards related to stock compensation and conditional asset retirement obligations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10-K, the terms “we,” “our” and “us” refer to GenCorp Inc. and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our business and operations, followed by a discussion of our results of operations, including results of our operating segments, for the past three fiscal years. We then provide an analysis of our liquidity and capital resources, including discussions of our cash flows, debt arrangements, sources of capital, and contractual obligations. In the next section, we discuss the critical accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

The following discussion should be read in conjunction with the other sections of this Report, including the Consolidated Financial Statements and Notes thereto appearing in Item 8. Consolidated Financial Statements and Supplementary Data of this Report, the risk factors appearing in Item 1A. Risk Factors of this Report, and the disclaimer regarding forward-looking statements appearing at the beginning of Item 1. Business of this Report. Historical results set forth in Item 6. Selected Financial Data and Item 8. Consolidated Financial Statements and Supplementary Data of this Report should not be taken as indicative of our future operations.

Overview

We are a manufacturer of aerospace and defense products and systems with a real estate segment that includes activities related to the re-zoning, entitlement, sale, and leasing of our excess real estate assets. Our continuing operations are organized into two segments:

Aerospace and Defense — includes the operations of Aerojet which develops and manufactures propulsion systems for defense and space applications, armament systems for precision tactical weapon systems and munitions applications. Aerojet is one of the largest providers of such propulsion systems in the U.S. Major market segments include space launch and in space propulsion systems, missile defense, tactical missile systems, and force projection and protection systems. Primary customers served include major prime contractors to the U.S. government, DoD, and NASA.

Real Estate — includes the activities of Easton related to the entitlement, sale, and leasing of our excess real estate assets. We own approximately 12,200 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California east of Sacramento (“Sacramento Land”). We are currently in the process of seeking zoning changes and other governmental approvals on a portion of the Sacramento Land to optimize its value.

Results of Operations

	Year Ended
	2010	2009	2008
	(In millions)

Net sales	$857.9	$795.4	$742.3
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	753.9	674.0	645.4
Selling, general and administrative	26.7	10.2	1.9
Depreciation and amortization	27.9	25.7	25.5
Other expense, net	8.5	2.9	7.6
Unusual items
Shareholder agreement and related costs	—	—	16.8
Executive severance agreements	1.4	3.1	—
Defined benefit pension plan amendment	—	—	14.6
Loss on legal matters and settlements	2.8	1.3	2.9
Loss on bank amendment	0.7	0.2	—
Loss on debt repurchased	1.2	—	—
Gain on legal settlement and insurance recoveries	(2.7)	—	(1.2)

Total operating costs and expenses	820.4	717.4	713.5
Operating income	37.5	78.0	28.8
Non-operating (income) expense
Interest expense	37.0	38.6	37.2
Interest income	(1.6)	(1.9)	(4.2)

Total non-operating expense, net	35.4	36.7	33.0
Income (loss) from continuing operations before income taxes	2.1	41.3	(4.2)
Income tax (benefit) provision	(3.9)	(17.6)	0.9

Income (loss) from continuing operations	6.0	58.9	(5.1)
Income (loss) from discontinued operations, net of income taxes	0.8	(6.7)	(0.1)

Net income (loss)	$6.8	$52.2	$(5.2)

Net Sales

	Year Ended			Year Ended
	2010	2009	Change*	2009	2008	Change**
	(In millions)

Net sales	$857.9	$795.4	$62.5	$795.4	$742.3	$53.1

*	Primary reason for change. The increase in net sales in fiscal 2010 compared to fiscal 2009 was primarily due to the following: (i) an increase of $46.6 million in the various Standard Missile programs primarily related to awards received in fiscal 2009 on the divert and attitude control system contracts; (ii) increased deliveries on the GMLRS program generating $19.9 million of additional net sales; and (iii) the release of NASA funding constraints on the Orion crew module and service module propulsion program generating $18.0 million of additional net sales. The increase in net sales was partially offset by a decline in deliveries of rocket motors under the Atlas V program in the current year of $21.4 million compared to the prior year.

**	Primary reason for change. The increase in net sales in fiscal 2009 compared to fiscal 2008 was primarily the result of growth in the various Standard Missile programs generating $60.1 million of additional net sales and increased deliveries on the PAC — 3 program generating $13.6 million of additional net sales, partially offset by $15.8 million in lower sales volume on the Orion program as a result of NASA funding constraints, sale of a parcel of our Sacramento Land for $10.0 million in the second quarter of fiscal 2008, and an additional week of operations in the first quarter of fiscal 2008 resulting in $19.1 million in sales (see Note 1 in Notes to Consolidated Financial Statements).

Customers that represented more than 10% of net sales for the fiscal years presented are as follows:

	Year Ended
	2010	2009	2008

Raytheon	37%	31%	27%
Lockheed Martin	27	26	26

Sales in fiscal 2010, 2009, and 2008 directly and indirectly to the U.S. government and its agencies, including sales to our significant customers discussed above, totaled $786.1 million, $701.3 million, and $641.7 million, respectively. The Standard Missile program, which is included in the U.S. government sales, represented 26%, 22%, and 16% of net sales for fiscal 2010, 2009, and 2008, respectively. The demand for certain of our services and products is directly related to the level of funding of government programs.

During fiscal 2010, approximately 50% of our net sales were from fixed-price contracts, 43% from cost reimbursable contracts, and 7% from other sales including commercial contracts and real estate activities.

Operating Income

	Year Ended			Year Ended
	2010	2009	Change*	2009	2008	Change**
	(In millions, except percentage amounts)

Operating income	$37.5	$78.0	$(40.5)	$78.0	$28.8	$49.2
Percentage of net sales	4.4%	9.8%		9.8%	3.9%

*	Primary reason for change. The decrease in the fiscal 2010 operating income margin of 5.4 points, compared to the comparable prior year, was driven by the increase in retirement benefit expense of $53.8 million which represented a 6.3 point decrease in operating margin, partially offset by higher sales and lower overhead costs contributing 2.3 points to the operating margin. Additionally, we had an increase in environmental remediation costs that represented 0.5 of a point decrease in operating margin and an increase in other operating costs represented the remaining 0.9 point decrease in operating margin. See additional information below.

**	Primary reason for change. The increase in the fiscal 2009 operating income margin of 5.9 points, compared to the comparable prior year, was driven by the following: (i) decrease in unusual items of $28.5 million which represented a 3.9 point increase in operating margin; (ii) lower retirement benefit expenses of $19.9 million which represented a 2.5 point increase in operating margin; and (iii) decrease in environmental remediation costs of $6.6 million which represented a 1.0 increase in operating margin. The increase in operating margin was partially offset by a land sale resulting in a gain of $6.8 million which represented a 0.9 decrease in operating margin and an increase in other operating costs which represented 0.6 of a point decrease in operating margin. See additional information below.

Cost of Sales (exclusive of items shown separately below)

	Year Ended			Year Ended
	2010	2009	Change*	2009	2008	Change**
	(In millions, except percentage amounts)

Cost of sales (exclusive of items shown separately below)	$753.9	$674.0	$79.9	$674.0	$645.4	$28.6
Percentage of net sales	87.9%	84.7%		84.7%	86.9%

*	Primary reason for change. The increase in costs of sales as a percentage of net sales was primarily due to an increase of $37.2 million of non-cash aerospace and defense retirement benefit plan expense in the current period compared to the prior period. See discussion of “Retirement Benefit Plans” below. The increase in retirement benefit plan expense was partially offset by overall improvement in contract performance due to lower overhead expenses and higher sales. The decrease in overhead costs in fiscal 2010 is a result of cost saving initiatives implemented by management.

**	Primary reason for change. The decrease in the cost of sales as a percentage of net sales was primarily due to the following: (i) a decrease of $23.6 million of non-cash aerospace and defense retirement benefit plan expense and (ii) favorable contract performance and lower non-reimbursable overhead spending in fiscal 2009 compared to fiscal 2008, partially offset by the recognition of a $6.8 million gain on the sale of 400 acres of our Sacramento Land in the second quarter of fiscal 2008.

Selling, general and administrative (“SG&A”)

	Year Ended			Year Ended
	2010	2009	Change*	2009	2008	Change**
	(In millions, except percentage amounts)

Selling, general and administrative	$26.7	$10.2	$16.5	$10.2	$1.9	$8.3
Percentage of net sales	3.1%	1.3%		1.3%	0.3%

*	Primary reason for change. The increase in SG&A expense was primarily due to an increase of $16.6 million of non-cash corporate retirement benefit plan expense. See discussion of “Retirement Benefit Plans” below.

**	Primary reason for change. The increase in SG&A expense in fiscal 2009 compared to fiscal 2008 was primarily the result of the following: (i) an increase of $5.1 million in stock-based compensation due to the increase in the fair value of stock appreciation rights in 2009 and (ii) an increase of $3.7 million in non-cash corporate retirement benefit plan expense, partially offset by a decrease of $0.5 million in other net SG&A costs.

Depreciation and amortization

	Year Ended			Year Ended
	2010	2009	Change*	2009	2008	Change**
	(In millions)

Depreciation and amortization	$27.9	$25.7	$2.2	$25.7	$25.5	$0.2

*	Primary reason for change. The increase was primarily due to an increase in capital expenditures in the current period.

**	Primary reason for change. Depreciation and amortization was essentially unchanged.

Other expense, net

	Year Ended			Year Ended
	2010	2009	Change*	2009	2008	Change**
	(In millions)

Other expense, net	$8.5	$2.9	$5.6	$2.9	$7.6	$(4.7)

*	Primary reason for change. The increase in other expense, net was primarily due to higher environmental remediation costs. See additional information for environmental remediation provision adjustments under the caption “Environmental Matters” below.

**	Primary reason for change. The decrease in other expense, net was primarily due to lower estimated future environmental remediation obligations in fiscal 2009 compared to fiscal 2008. See additional information for environmental remediation provision adjustments under the caption “Environmental Matters” below.

Unusual Items

	Year Ended			Year Ended
	2010	2009	Change*	2009	2008	Change*
	(In millions)

Unusual items	$3.4	$4.6	$(1.2)	$4.6	$33.1	$(28.5)

*	Primary reason for change. A summary of the unusual charges is shown below:

	Year Ended
	2010	2009	2008
	(In millions)

Aerospace and Defense:
Loss on legal matters and settlements	$2.8	$1.3	$2.9
Defined benefit pension plan amendment	—	—	13.6

Aerospace and defense unusual items	2.8	1.3	16.5

Corporate:
Executive severance agreements	1.4	3.1	—
Loss on debt repurchased	1.2	—	—
Loss on bank amendment	0.7	0.2	—
Gain on legal settlement and insurance recoveries	(2.7)	—	(1.2)
Defined benefit pension plan amendment	—	—	1.0
Shareholder agreement and related costs	—	—	16.8

Corporate unusual items	0.6	3.3	16.6

Total unusual items	$3.4	$4.6	$33.1

Fiscal 2010

In fiscal 2010, we recorded $1.4 million associated with executive severance. In addition, we recorded a charge of $1.9 million related to the estimated unrecoverable costs of legal matters and $0.9 million for realized losses and interest associated with the failure to register with the SEC the issuance of certain of its common shares under the defined contribution 401(k) employee benefit plan. Further, we recorded a $2.7 million gain related to a legal settlement.

In addition, during fiscal 2010, we recorded $0.7 million of losses related to an amendment to the Senior Credit Facility.

During fiscal 2010, we repurchased $77.8 million principal amount of our 2 1/4% Debentures at various prices ranging from 93.0% of par to 98.975% of par, plus accrued and unpaid interest using a portion of the net proceeds of our 4 1/16% Debentures issued in December 2009. A summary of our losses on the 2 1/4% Debentures repurchased during fiscal 2010 is as follows (in millions):

Principal amount repurchased	$77.8
Cash repurchase price	(74.3)

3.5
Write-off of the associated debt discount	(6.3)
Portion of the 2 1/4% Debentures repurchased attributed to the equity component	2.9
Write-off of the deferred financing costs	(0.4)

Loss on 2 1/4% Debentures repurchased	$(0.3)

During fiscal 2010, we repurchased $22.5 million principal amount of our 9 1/2% Notes at 102% of par, plus accrued and unpaid interest using a portion of the net proceeds of our 4 1/16% Debentures issued in December 2009. A summary of our losses on the 9 1/2% Notes repurchased during fiscal 2010 is as follows (in millions):

Principal amount repurchased	$22.5
Cash repurchase price	(23.0)
Write-off of the deferred financing costs	(0.4)

Loss on 9 1/2% Notes repurchased	$(0.9)

Fiscal 2009

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

Fiscal 2008

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

On March 5, 2008, we entered into a second amended and restated shareholder agreement (“Shareholder Agreement”) which resulted in a charge of $13.8 million in the first half of fiscal 2008. Additionally, during the fourth quarter of fiscal 2008, we incurred a charge of $3.0 million associated with two executive severance agreements. The charges were comprised of the following (in millions):

Increases in pension benefits	$5.3
Executive severance charges	7.1
Accelerated vesting of stock appreciation rights	1.1
Accelerated vesting of restricted stock, service-based	0.6
Accelerated vesting of restricted stock, performance-based	0.7
Professional fees and other	2.0

$16.8

In fiscal 2008, we also recorded a charge of $2.9 million related to the estimated unrecoverable costs of legal matters, including $1.7 million associated with the failure to register with the SEC the issuance of certain of its common shares under its defined contribution 401(k) employee benefit plan and $1.2 million related to a legal settlement and other legal matters. The Company recorded a $1.2 million gain related to an insurance settlement for an environmental claim.

Interest expense

	Year Ended			Year Ended
	2010	2009	Change*	2009	2008	Change**
	(In millions)

Interest expense	$37.0	$38.6	$(1.6)	$38.6	$37.2	$1.4
Components of interest expense:
Contractual interest and other	26.5	25.9	0.6	25.9	27.7	(1.8)
Debt discount amortization	6.7	7.5	(0.8)	7.5	6.9	0.6
Amortization of deferred financing costs	3.8	5.2	(1.4)	5.2	2.6	2.6

*	Primary reason for change. The decrease in interest expense was primarily due to lower amortization of deferred financing costs on the 4% Notes in fiscal 2010 compared to fiscal 2009. In January 2010, we redeemed $124.7 million principal amount of our 4% Notes which were presented for payment. In March 2010, we redeemed the remaining $0.3 million principal amount of our 4% Notes.

**	Primary reason for change. The increase in interest expense was primarily due to an increase of $2.6 million in amortization of deferred financing costs as a result of a change in the fourth quarter of fiscal 2008 in the estimated life of deferred financing costs for the 4% Notes and 2 1/4% Debentures. The increase in interest expense was partially offset by lower average interest rates on variable rate debt.

Interest income

	Year Ended			Year Ended
	2010	2009	Change*	2009	2008	Change**
	(In millions)

Interest income	$1.6	$1.9	$(0.3)	$1.9	$4.2	$(2.3)

*	Primary reason for change. The decrease in interest income was primarily due to lower average market interest rates partially offset by higher average cash balances in fiscal 2010 compared to fiscal 2009.

**	Primary reason for change. The decline in interest income was primarily due to lower average market interest rates partially offset by higher average cash balances in fiscal 2009 compared to fiscal 2008.

Income tax (benefit) provision

	Year Ended
	2010	2009	2008
	(In millions)

Income tax (benefit) provision	$(3.9)	$(17.6)	$0.9

The income tax benefit of $3.9 million in fiscal 2010 is primarily related to a Private Letter Ruling (“PLR”) from the Internal Revenue Service (“IRS”) allowing us to revoke our election made on the fiscal 2003 income tax return to capitalize and amortize certain research expenditures. As a result of the PLR, an income tax benefit of $6.3 million was recorded. This is offset by current federal alternative minimum tax (“AMT”) expense of $1.1 million and current state tax expense of $3.1 million. Additionally, we recorded a deferred tax benefit of $1.9 million relating to prior years offset by $0.1 million of deferred tax expense for the current period.

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

The income tax provision of $0.9 million in fiscal 2008 was primarily related to the impact of a fiscal 2008 change in tax method of accounting adopted for unbilled receivables. The new tax method of accounting adopted in fiscal 2008 in accordance with guidance published by the IRS defers such revenue until the all events test is met for tax purposes. The fiscal 2008 tax net operating loss from continuing operations resulted in an income tax benefit of $9.5 million for carryback to prior years and a refund of previously paid taxes. Due to the tightening of the credit market in the fourth quarter of fiscal 2008, a tax planning strategy relied on for realizability of a portion of the deferred tax assets ceased to be prudent and feasible, resulting in a charge to deferred income tax expense of $8.0 million and a corresponding increase to the valuation allowance.

Discontinued Operations:

On August 31, 2004, we completed the sale of our GDX Automotive business. On November 30, 2005, we completed the sale of our Fine Chemicals business. The remaining subsidiaries after the sale of GDX Automotive, including Snappon SA, and the Fine Chemicals business are classified as discontinued operations in the Notes to Consolidated Financial Statements.

In November 2003, we announced the closing of a GDX manufacturing facility in Chartres, France owned by Snappon SA, a subsidiary of the Company. The decision resulted primarily from declining sales volumes with French automobile manufacturers. In June 2004, we completed the legal process for closing the facility and establishing a social plan. In fiscal 2004, an expense of approximately $14.0 million related to employee social costs was recorded. An expense of $1.0 million was recorded during fiscal 2005 primarily related to employee social costs that became estimable in fiscal 2005. During fiscal 2009, an expense of approximately €2.9 million ($3.8 million) was recorded related to legal judgments rendered against Snappon SA under French law, related to wrongful discharge claims by certain former employees of Snappon SA. During the second quarter of fiscal 2009, Snappon SA filed for declaration of suspensions of payments with the clerk’s office of the Paris Commercial Court (see Note 7(b) in Notes to Consolidated Financial Statements).

Summarized financial information for discontinued operations is set forth below:

	Year Ended
	2010	2009	2008
	(In millions)

Net sales	$—	$—	$—
Foreign currency gains (losses)	1.7	(1.6)	0.6
Income (loss) before income taxes	0.7	(6.7)	(0.2)
Income tax benefit	(0.1)	—	(0.1)
Income (loss) from discontinued operations	0.8	(6.7)	(0.1)

Retirement Benefit Plans:

Components of retirement benefit expense (benefit) are:

	Year Ended
	2010	2009	2008
	(In millions)

Service cost(1)	$4.6	$6.5	$20.0
Interest cost on benefit obligation	90.1	94.3	101.8
Assumed return on plan assets	(107.8)	(103.8)	(123.8)
Amortization of prior service costs	0.1	0.1	2.1
Amortization of net losses (gains)	54.9	(9.0)	7.9

Net retirement benefit expense (benefit)	$41.9	$(11.9)	$8.0

(1)	On November 25, 2008, the Company decided to amend the defined benefit pension and benefits restoration plans to freeze future accruals under such plans. Effective February 1, 2009 and July 31, 2009, future benefit accruals for all current salaried employees and collective bargaining unit employees were discontinued, respectively. Accordingly, for fiscal 2010, service cost for pension benefits represents the administrative costs of the pension plan. For fiscal 2009, service cost for pension benefits include administrative costs and service cost for all current salaried employees until February 1, 2009 and collective bargaining unit employees until July 31, 2009. For fiscal 2008, service cost for pension benefits is the actuarial present value of benefits attributed by the defined benefit pension plans’ benefit formulas for services rendered by participants during the period, including the administrative costs.

The increase in retirement benefit expense was primarily due to higher actuarial losses recognized in fiscal 2010 compared to fiscal 2009. The increase in actuarial losses was primarily the result of: (i) a decrease in the discount rate due to lower market interest rates used to determine our retirement benefit obligation to 5.65% as of November 30, 2009 compared to 7.10% as of August 31, 2008 and (ii) an increase in the impact of amortization of prior years’ net investment losses.

We estimate that our retirement benefit expense will be approximately $46 million in fiscal 2011 compared to $41.9 million in fiscal 2010.

Market conditions and interest rates significantly affect assets and liabilities of our pension plans. Pension accounting permits market gains and losses to be deferred and recognized over a period of years. This “smoothing” results in the creation of other accumulated income or losses which will be amortized to retirement benefit expense or benefit in future years. The accounting method we utilize recognizes one-fifth of the unamortized gains and losses in the market-related value of pension assets and all other gains and losses, including changes in the discount rate used to calculate benefit costs each year. Investment gains or losses for this purpose are the difference between the expected return and the actual return on the market-related value of assets which smoothes asset values over three years. Although the smoothing period mitigates some volatility in the calculation of annual retirement benefit expense, future expenses are impacted by changes in the market value of pension plan assets and changes in interest rates.

Additionally, we sponsor a defined contribution 401(k) plan and participation in the plan is available to all employees. Effective January 15, 2009, we discontinued the employer matching component to the defined contribution 401(k) plan for non-union employees. Effective April 15, 2009, all future contribution investment elections directed into the GenCorp Stock Fund were redirected to other investment options and our union employee matching contributions are being made in cash. Effective the first full payroll commencing in July 2010, for non-union employees, matching contributions were reinstated in cash at the same level in effect prior to January 15, 2009 and invested according to participants’ investment elections in effect at the time of contribution. The cost of the 401(k) plan was $3.7 million in fiscal 2010, $2.0 million in fiscal 2009, and $9.2 million in fiscal 2008.

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

Aerospace and Defense Segment

	Year Ended			Year Ended
	2010	2009	Change*	2009	2008	Change**
	(In millions, except percentage amounts)

Net Sales	$850.7	$787.2	$63.5	$787.2	$725.5	$61.7
Segment Performance	67.3	90.3	(23.0)	90.3	40.8	49.5
Segment performance as a percentage of net sales	7.9%	11.5%		11.5%	5.6%
Components of segment performance:
Aerospace and Defense	$99.6	$84.4	$15.2	$84.4	$78.0	$6.4
Environmental remediation provision adjustments	(0.2)	(0.7)	0.5	(0.7)	(5.0)	4.3
Retirement benefit plan (expense) benefit (discussed above)	(29.3)	7.9	(37.2)	7.9	(15.7)	23.6
Unusual items (discussed above)	(2.8)	(1.3)	(1.5)	(1.3)	(16.5)	15.2

Aerospace and Defense total	$67.3	$90.3	$(23.0)	$90.3	$40.8	$49.5

*	Primary reason for change. The increase in net sales in fiscal 2010 compared to fiscal 2009 was primarily due to the following: (i) an increase of $46.6 million in the various Standard Missile programs primarily related to awards received in fiscal 2009 on the divert and attitude control system contracts; (ii) increased deliveries on the GMLRS program generating $19.9 million of additional net sales; and (iii) the release of NASA funding constraints on the Orion crew module and service module propulsion program generating $18.0 million of additional net sales. The increase in net sales was partially offset by a decline in deliveries of rocket motors under the Atlas V program in the current year of $21.4 million compared to the prior year.

The decrease in the fiscal 2010 segment margin of 3.6 points, compared to the comparable prior year, was driven by the increase in retirement benefit expense of $37.2 million which represented a 4.4 point decrease in segment margin, partially offset by higher sales and lower overhead costs contributing 1.2 points to the segment margin. Additionally, we had an increase in other operating costs represented the remaining 0.4 point decrease in segment margin.

**	Primary reason for change. The increase in net sales in fiscal 2009 compared to fiscal 2008 was primarily the result of growth in the various Standard Missile programs and increased deliveries on the Patriot Advanced Capability — 3 program, partially offset by lower sales volume on the Orion program as a result of NASA funding constraints and an additional week of operations in the first quarter of fiscal 2008 resulting in $19.1 million in sales.

The increase in the fiscal 2009 segment margin of 5.9 points, compared to the comparable prior year, was driven primarily by the following: (i) lower retirement benefit expenses of $23.6 million which represented a 3.2 point increase in segment margin (ii) decrease in unusual items of $15.2 million which represented a 2.1 point increase in segment margin; and (iii) decrease in environmental remediation costs of $4.3 million which represented a 0.6 increase in segment margin.

Real Estate Segment

	Year Ended			Year Ended
	2010	2009	Change*	2009	2008	Change**
	(In millions)

Net Sales	$7.2	$8.2	$(1.0)	$8.2	$16.8	$(8.6)
Segment Performance	5.3	4.4	0.9	4.4	10.3	(5.9)

*	Primary reason for change. Net sales and segment performance consist primarily of rental property operations. Fiscal 2009 results included a $1.8 million land sale resulting in a gain of $0.6 million.

**	Primary reason for change. The decreases in net sales and segment performance in fiscal 2009 compared to fiscal 2008 were primarily due to the sale of 400 acres of our Sacramento Land for $10.0 million in fiscal 2008 resulting in a gain of $6.8 million, partially offset by a $1.8 million land sale in fiscal 2009 resulting in a gain of $0.6 million.

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

Estimating environmental remediation costs is difficult due to the significant uncertainties inherent in these activities, including the extent of remediation required, changing governmental regulations and legal standards regarding liability, evolving technologies and the long period of time over which most remediation efforts take place. We:

•	accrue for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and when our proportionate share of the costs can be reasonably estimated; and

•	record related estimated recoveries when such recoveries are deemed probable.

In addition to the costs associated with environmental remediation discussed above, we incur expenditures for recurring costs associated with managing hazardous substances or pollutants in ongoing operations which totaled $8.8 million in fiscal 2010, $8.4 million in fiscal 2009, and $13.5 million in fiscal 2008.

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

A summary of our environmental reserve activity is shown below:

			Total
			Environmental
	Aerojet	Other	Reserve
	(In millions)

November 30, 2007	$259.5	$10.5	$270.0
Fiscal 2008 additions	39.8	5.8	45.6
Fiscal 2008 expenditures	(54.1)	(3.3)	(57.4)

November 30, 2008	245.2	13.0	258.2
Fiscal 2009 additions	19.9	3.6	23.5
Fiscal 2009 expenditures	(54.0)	(5.0)	(59.0)

November 30, 2009	211.1	11.6	222.7
Fiscal 2010 additions	27.9	8.6	36.5
Fiscal 2010 expenditures	(33.0)	(8.5)	(41.5)

November 30, 2010	$206.0	$11.7	$217.7

As of November 30, 2010, the Aerojet reserves include $139.8 million for the Sacramento site, $46.1 million for Baldwin Park Operable Unit (“BPOU”), and $20.1 million for other Aerojet reserves.

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

As part of the acquisition of the Atlantic Research Corporation (“ARC”) propulsion business in October 2003, Aerojet entered into an agreement with ARC pursuant to which Aerojet is responsible for up to $20.0 million of costs (“Pre-Close Environmental Costs”) associated with environmental issues that arose prior to Aerojet’s acquisition of the ARC propulsion business. Pursuant to a separate agreement with the U.S. government which was entered into prior to the completion of the ARC acquisition, these Pre-Close Environmental Costs are not subject to the 88% limitation under the Global Settlement, and are recovered through the establishment of prices for Aerojet’s products and services sold to the U.S. government. A summary of the Pre-Close Environmental Costs is shown below (in millions):

Pre-Close Environmental Costs	$20.0
Amount spent through November 30, 2010	(10.6)
Amount included as a component of reserves for environmental remediation costs in the consolidated balance sheet as of November 30, 2010	(1.3)

Remaining Pre-Close Environmental Costs	$8.1

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

Pursuant to the Global Settlement covering environmental costs associated with Aerojet’s Sacramento site and its former Azusa site, the Company can recover up to 88% of its environmental remediation costs for these sites through the establishment of prices for Aerojet’s products and services sold to the U.S. government. Allowable environmental costs are charged to these contracts as the costs are incurred. Aerojet’s mix of contracts can affect the actual reimbursement made by the U.S. government. Because these costs are recovered through forward-pricing arrangements, the ability of Aerojet to continue recovering these costs from the U.S. government depends on Aerojet’s sustained business volume under U.S. government contracts and programs and the relative size of Aerojet’s commercial business. Annually, the Company evaluates Aerojet’s forecasted business volume under U.S. government contracts and programs and the relative size of Aerojet’s commercial business as part of its long-term business review. In the third quarter of fiscal 2010, as a result of a forecasted increase in U.S. government contracts and programs volume, future recoverable amounts from the U.S. government increased; accordingly, we recorded a benefit of $2.6 million in the third quarter of fiscal 2010.

Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations and the total reimbursements are limited to a ceiling of $189.7 million. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through November 30, 2010	(82.2)

Potential future cost reimbursements available	107.5
Receivable from Northrop in excess of the annual limitation included as a component of other noncurrent assets in the Consolidated Balance Sheet as of November 30, 2010	(58.6)
Amounts recoverable from Northrop in future periods included as a component of recoverable from the U.S. government and other third parties for environmental remediation costs in the Consolidated Balance Sheet as of November 30, 2010	(48.9)

Potential future recoverable amounts available under the Northrop Agreement	$—

We reached the cumulative limitation under the Northrop Agreement during the third quarter of fiscal 2010. Accordingly, in future periods, we will incur a higher percentage of expense related to additions to the Sacramento site and BPOU site environmental reserve until an arrangement is reached with the U.S. government. While we are currently seeking an arrangement with the U.S. government to recover environmental expenditures in excess of the reimbursement ceiling identified in the Northrop Agreement, there can be no assurances that such a recovery will be obtained, or if not obtained, that such unreimbursed environmental expenditures will not have a materially adverse effect on our operating results, financial condition, and/or cash flows.

Environmental reserves and recoveries impact to the Consolidated Statements of Operations

The expenses and benefits associated with adjustments to the environmental reserves are recorded as a component of other expense, net in the Consolidated Statements of Operations. Summarized financial information for the impact of environmental reserves and recoveries to the Consolidated Statements of Operations is set forth below:

			Total
			Estimated
	Estimated	Estimated	Recoverable	Charge to	Total
	Recoverable	Recoverable	Amounts Under	Consolidated	Environmental
	Amounts from	Amounts from	U.S. Government	Statement of	Reserve
	Northrop	U.S. Government	Contracts	Operations	Additions
	(In millions)

Fiscal 2010	$2.8	$24.9	$27.7	$8.8	$36.5
Fiscal 2009	4.8	14.6	19.4	4.1	23.5
Fiscal 2008	9.7	25.2	34.9	10.7	45.6

Adoption of New Accounting Principles

As of December 1, 2009, we adopted the accounting standard which requires additional disclosures for plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of our investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. As the accounting standard only impacts disclosures, the new standard did not have an impact on our financial position, results of operations, or cash flows.

As of December 1, 2009, we adopted the accounting standard that provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, we retrospectively adjusted our earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the new standard. The adoption of the new standard did not change previously reported earnings per share amounts.

As of December 1, 2009, we adopted the accounting standard which applies to convertible debt securities that, upon conversion, may be settled by the issuer, fully or partially, in cash (see Note 5 of the Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

Cash and cash equivalents increased by $55.2 million during the year ended November 30, 2010. The change in cash and cash equivalents is summarized as follows:

	Year Ended
	2010	2009	2008
	(In millions)

Net Cash Provided by Operating Activities	$148.1	$50.3	$28.0
Net Cash Used in Investing Activities	(43.5)	(14.3)	(21.3)
Net Cash Used in Financing Activities	(49.4)	(2.4)	(6.3)

Increase in cash and cash equivalents	$55.2	$33.6	$0.4

Net Cash Provided by Operating Activities

The $148.1 million of cash provided by operating activities in fiscal 2010 was primarily due to a $69.1 million increase in cash provided by working capital (defined as accounts receivable, inventories, accounts payable, contract advances, income tax related, and other current assets and liabilities). The increase in working capital is due to the following: (i) an increase in contract advances of $44.0 million from prior year; (ii) a decrease in inventories of $10.5 million primarily due to an increase in customer progress payments; and (iii) an increase in collections on billed accounts receivables, resulting in a decrease in receivables days outstanding. Additionally, net income adjusted for non-cash expenses (defined as depreciation, amortization, stock compensation, and retirement benefits expense) generated $87.5 million in operating cash in fiscal 2010.

Operating activities generated cash of $50.3 million in fiscal 2009 compared to cash generated of $28.0 million in fiscal 2008. The improvement in cash from operations is primarily due to the following: (i) $30.9 million of net funding of a grantor trust during fiscal 2008, which represents the liabilities associated with our benefit restoration plan and the amounts that would be payable to officers who are party to executive severance agreements in the event of qualifying terminations of employment; (ii) receipt of $26.3 million in tax refunds in fiscal 2009; and (iii) receipt of $10.7 million from the grantor trust in fiscal 2009; partially offset by the sale of 400 acres of our Sacramento Land for a cash price of $10.0 million in the second quarter of fiscal 2008 and $35.6 million of net cash used from other changes in our working capital, including an increase of $19.0 million in accounts receivable and a $14.3 million decrease in accounts payable from November 30, 2008.

Net Cash Used In Investing Activities

During fiscal 2010, 2009, and 2008, we had capital expenditures of $16.9 million, $14.3 million, and $21.3 million, respectively. The majority of our capital expenditures directly supports our contract and customer requirements and is primarily made for asset replacement, capacity expansion, development of new projects, and safety and productivity improvements.

During fiscal 2010, we made a net cash investment of $26.6 million in marketable securities.

Net Cash Used in Financing Activities

During fiscal 2010, cash of $200.0 million was generated reflecting the issuance of the 4 1/16% Debentures in December 2009, offset by $240.2 million in debt repayments (see table below). In addition, we incurred $7.7 million in debt issuance costs and had vendor financing repayments of $1.5 million.

During fiscal 2009, net cash used for debt principal payments was $2.0 million. Additionally, we incurred $0.4 million in debt issuance costs in fiscal 2009.

During fiscal 2008, cash of $6.3 million was used for debt principal payments, $5.0 million of which was required to be repaid in conjunction with a real estate sale. Under the terms of the Senior Credit Facility, we were required to use 50% of the net cash proceeds, as defined therein, from the $10.0 million sale of 400 acres of our Sacramento Land in the second quarter of fiscal 2008, or $5.0 million, to repay outstanding principal on the term loan subfacilty.

Borrowing Activity and Senior Credit Facility:

Our borrowing activity in fiscal 2010 and our debt balances as of November 30, 2009 and 2010 were as follows:

			Debt		Non-cash
	November 30,		Discount	Cash	Repurchase	November 30,
	2009	Additions	Amortization	Payments	Activity	2010
	(In millions)

Term loan	$68.3	$—	$—	$(17.2)	$—	$51.1
9 1/2% Notes	97.5	—	—	(23.0)	0.5	75.0
4% Notes	125.0	—	—	(125.0)	—	—
4 1/16% Debentures	—	200.0	—	—	—	200.0
2 1/4% Debentures	146.4	—	—	(74.3)	(3.5)	68.6
Debt discount on 2 1/4% Debentures	(17.0)	—	6.7	—	6.3	(4.0)
Other debt	1.4	1.3	—	(0.7)	—	2.0

Total Debt and Borrowing Activity	$421.6	$201.3	$6.7	$(240.2)	$3.3	$392.7

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

(iii) permits us to conduct a rescission offer, using stock and/or cash up to $15.0 million, with respect to certain units issued under the GenCorp Savings Plan; (iv) permits us to repurchase our stock, subject to certain conditions; (v) limits the circumstances under which we would have to mandatorily prepay loans under the Senior Credit Facility with the proceeds from equity issuances; and (vi) amends the definitions of the leverage ratio and net cash proceeds from permitted real estate sales. The Second Amendment reduces the Revolver capacity from $80.0 million to $65.0 million and the letter of credit subfacility capacity from $125.0 million to $100.0 million. Under the Second Amendment, the interest rate on LIBOR rate borrowings is LIBOR plus 325 basis points, an increase of 100 basis points, and the letter of credit subfacility commitment fee has been similarly amended. The Second Amendment also provides for a commitment fee on the unused portion of the Revolver in the amount of 62.5 basis points, an increase of 12.5 basis points.

As of November 30, 2010, the borrowing limit under the Revolver was $65.0 million with all of it available. Also as of November 30, 2010, we had $69.4 million outstanding letters of credit under the $100.0 million letter of credit subfacility and had permanently reduced the amount of our term loan subfacility to the $51.1 million outstanding.

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

	Actual Ratios as of	Required Ratios
Financial Covenant	November 30, 2010	December 1, 2009 and thereafter

Interest coverage ratio, as defined under the Credit Agreement	4.56 to 1.00	Not less than: 2.25 to 1.00
Leverage ratio, as defined under the Credit Agreement(1)	1.67 to 1.00	Not greater than: 5.50 to 1.00

(1)	As a result of the March 17, 2010 amendment, the leverage ratio calculation was amended to allow for all cash and cash equivalents to reduce funded debt as long as there are no loans outstanding under the Revolver.

We were in compliance with our financial and non-financial covenants as of November 30, 2010.

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

Subsequent to November 30, 2010, the Company repurchased $6.5 million principal amount of its 2 1/4% Debentures at various prices ranging from 99.0% of par to 99.1% of par, plus accrued and unpaid interest.

As of November 30, 2010, our defined benefit pension plan assets and projected benefit obligations were approximately $1.4 billion and $1.6 billion, respectively. The PPA requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the funded status of the plan as of specified measurement dates. The funded ratio as of November 30, 2009 under the PPA for our tax-qualified defined benefit pension plan was 95.6% which was above the 94.0% ratio required under the PPA. The required ratio to be met as of the November 30, 2010 measurement date is 96%. The final calculated PPA funded ratio as of November 30, 2010 is expected to be completed in the second half of 2011. In general, the PPA requires companies with underfunded plans to make up the shortfall over a seven (7) year period. These values are based on assumptions specified by the Internal Revenue Service, and are typically not the same as the amounts used for corporate financial reporting. Companies may prepay contributions and, under certain circumstances, use those prepayment credits to satisfy the required funding of the pension plan’s annual required contribution thereby allowing the Company to defer cash payments into the pension plan. We have accumulated $62.7 million in such prepayment credits as of November 30, 2010. For fiscal 2011, we are not expecting to make a cash contribution to our pension plan. The value of the unfunded accrued benefits and amount of required contribution each year are based on a number of factors, including plan investment experience and interest rate environment, and as such can fluctuate significantly from year to year.

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

Contractual Obligations

We have contractual obligations and commitments in the form of debt obligations, operating leases, certain other liabilities, and purchase commitments. The following table summarizes our contractual obligations as of November 30, 2010 and their expected effect on our liquidity and cash flows in future periods:

	Payments due by Period
		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
	(In millions)

Contractual Obligations:
Long-term debt:
Term loan	$51.1	$0.5	$50.6	$—	$—
9 1/2% Notes	75.0	—	75.0	—	—
4 1/16% Debentures	200.0	—	—	200.0	—
2 1/4% Debentures(1)	68.6	68.6	—	—	—
Other debt	2.0	0.8	0.4	0.4	0.4
Interest on long-term debt(2)	69.3	22.6	38.4	8.2	0.1
Postretirement medical and life benefits(3)	72.4	7.2	15.3	16.1	33.8
Operating leases	32.5	9.9	13.9	5.5	3.2
Conditional asset retirement obligations	15.3	—	—	2.6	12.7
Liabilities associated with legal settlements	24.4	10.6	12.2	1.6	—

Total	$610.6	$120.2	$205.8	$234.4	$50.2

(1)	Represents the $68.6 million of principal 2 1/4% Debentures due November 2024 that can be put to us in November 2011 at a price equal to 100% of the principal amount plus accrued and unpaid interest, including liquidated damages, if any, payable in cash, to but not including the repurchase date, plus, in certain circumstances, a make-whole premium, payable in common stock.

(2)	Includes interest on variable debt calculated based on interest rates at November 30, 2010.

(3)	The payments presented above are expected payments for the next 10 years. The payments for postretirement medical and life benefits reflect the estimated benefit payments of the plans using the provisions currently in effect. The obligation related to postretirement medical and life benefits is actuarially determined on an annual basis. The estimated payments have been reduced to reflect the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

As of November 30, 2010, the liability for uncertain income tax positions was $1.5 million. Due to the uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

The PPA, as discussed above, will require underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. We may be required to make significant cash contributions in the future to fund our defined benefit pension plan, a portion of which we may not be able to immediately recover from our government contracts.

We also issue purchase orders and make other commitments to suppliers for equipment, materials, and supplies in the normal course of business. These purchase commitments are generally for volumes consistent with anticipated requirements to fulfill purchase orders or contracts for product deliveries received, or expected to be received, from customers and would be subject to reimbursement if a cost-plus contract was terminated.

Arrangements with Off-Balance Sheet Risk

As of November 30, 2010, arrangements with off-balance sheet risk, consisted of:

— $69.4 million in outstanding commercial letters of credit expiring within the next twelve months, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

— Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to U.S. government agencies for environmental remediation activities (see Note 7(c) in Notes to Consolidated Financial Statements for additional information).

— Guarantees, jointly and severally, by our material domestic subsidiaries of our obligations under our Senior Credit Facility and its 9 1/2% Notes.

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

Revenue Recognition

In our Aerospace and Defense segment, recognition of profit on long-term contracts requires the use of assumptions and estimates related to the contract value or total contract revenue, the total cost at completion and the measurement of progress towards completion. Due to the nature of the programs, developing the estimated total cost at completion requires the use of significant judgment. Estimates are continually evaluated as work progresses and are revised as necessary. Factors that must be considered in estimating the work to be completed include labor productivity, the nature and technical complexity of the work to be performed, availability and cost volatility of materials, subcontractor and vendor performance, warranty costs, volume assumptions, anticipated labor agreements and inflationary trends, schedule and performance delays, availability of funding from the customer, and the recoverability of costs incurred outside the original contract included in any estimates to complete. We review contract performance and cost estimates for some contracts at least monthly and for others at least quarterly and more frequently when circumstances significantly change. When a change in estimate is determined to have an impact on contract earnings, we record a positive or negative adjustment to earnings when identified. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on the amounts reported for net sales and segment performance.

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

Certain government contracts contain cost or performance incentive provisions that provide for increased or decreased fees or profits based upon actual performance against established targets or other criteria. Incentive and award fees, which are generally awarded at the discretion of the customer, are considered in estimating profit rates at the time the amounts can be reasonably determined and are reasonably assured based on historical experience and anticipated performance. We continually evaluate our performance and incorporate any anticipated changes in penalties and cost incentives into our revenue and earnings calculations. Performance incentives, which increase or decrease earnings based solely on a single significant event, generally are not recognized until an event occurs.

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

Other Contract Considerations

Our sales are driven by pricing based on costs incurred to produce products or perform services under contracts with the U.S. government. Cost-based pricing is determined under the FAR and CAS. The FAR and CAS provide guidance on the types of costs that are allowable and allocable in establishing prices for goods and services under U.S. government contracts. For example, costs such as those related to pension contributions in accordance with the PPA that are in excess of CAS allowable pension costs, charitable contributions, advertising, interest expense, and public relations are unallowable, and therefore not recoverable through sales. In addition, we may enter into agreements with the U.S. government that address the subjects of allowability and allocability of costs to contracts for specific matters.

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

Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair values of the identifiable assets acquired and liabilities assumed. Tests for impairment of goodwill are performed on an annual basis, or at any other time, if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. We performed the impairment test for goodwill as of September 1, 2010 and determined that goodwill was not impaired.

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

There can be no assurance that our estimates and assumptions made for purposes of our goodwill impairment testing as of September 1, 2010 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates are not achieved, we may be required to record goodwill impairment charges in future periods, whether in connection with our next annual impairment testing on September 1, 2011 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. Although the fair value of our Aerospace and Defense reporting unit substantially exceeded the carrying value at September 1, 2010, it is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

The discount rate represents the current market interest rate used to determine the present value of future cash flows currently expected to be required to settle pension obligations. Based on market conditions discount rates can experience significant variability. Changes in discount rates can significantly change the liability and accordingly the funded status of the pension plan. The discount rate was determined at November 30, 2010 for our pension plans, and is subject to change each year based on changes in overall market interest rates. The assumed discount rate represents the market rate available for investments in high-quality fixed income instruments with maturities matched to the expected benefit payments for pension and medical and life benefit plans. For fiscal 2010 pension benefit obligations, the discount rate was decreased by 44 basis points to 5.21% for the qualified pension plan and decreased by 26 basis points to 5.34% for the non qualified benefit restoration plan, and for medical and life benefit obligations the discount rate was decreased by 44 basis points to 4.65%.

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

Market conditions and interest rates significantly affect assets and liabilities of our pension plans. Pension accounting permits market gains and losses to be deferred and recognized over a period of years. This “smoothing” results in the creation of other accumulated income or loss which will be amortized to pension costs in future years. The accounting method we utilize recognizes one-fifth of the unamortized gains and losses in the market-related value of pension assets and all other gains and losses including changes in the discount rate used to calculate benefit costs each year. Investment gains or losses for this purpose are the difference between the expected return and the actual return on the market-related value of assets which smoothes asset values over three years. Although the smoothing period mitigates some volatility in the calculation of annual pension costs, future pension costs are impacted by changes in the market value of pension plan assets and changes in interest rates.

In addition, we maintain medical and life benefits other than pensions that are not funded.

A one percentage point change in the key assumptions would have the following effects on the projected benefit obligations as of November 30, 2010 and on expense for fiscal 2011:

Pension Benefits and
	Medical and Life Benefits		Expected Long-term	Assumed Healthcare
	Discount Rate		Rate of Return	Cost Trend Rate
		Projected		Net Periodic	Accumulated
	Net Periodic	Benefit	Net Periodic Pension	Medical and Life	Benefit
	Benefit Expense	Obligation	Benefit Expense	Benefit Expense	Obligation
(In millions)

1% decrease	$21.3	$153.4	$12.8	$(0.1)	$(2.0)
1% increase	(20.9)	(140.3)	(12.8)	0.1	2.2

Contingencies and Litigation

We are currently involved in certain legal proceedings and, as required, have accrued our estimate of the probable costs for resolution of these claims. These estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions or the effectiveness of strategies related to these proceedings. See Notes 7(b) and 7(c) in Notes to Consolidated Financial Statements for more detailed information on litigation exposure.

Reserves for Environmental Remediation and Recoverable from the U.S. Government and Other Third Parties for Environmental Remediation Costs

For a discussion of our accounting for environmental remediation obligations and costs and related legal matters, see “Environmental Matters” above and Notes 7(c) and 7(d) in Notes to Consolidated Financial Statements.

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

As of November 30, 2010, the aggregate range of our environmental costs was $217.7 million to $379.9 million and the accrued amount was $217.7 million, of which $206.0 million relates to Aerojet sites and $11.7 million relates to non-Aerojet sites. Environmental remediation cost estimation involves significant uncertainties, including the extent of the remediation required, changing governmental regulations and legal standards regarding liability, evolving technologies and the long periods of time over which most remediation efforts take place. A number of factors could substantially change environmental remediation cost estimates, examples of which include: regulatory changes reducing the allowable levels of contaminants such as perchlorate, nitrosodimethylamine or others; enhanced monitoring and testing technology or protocols which could result in the discovery of previously undetected contaminants; and the implementation of new remediation technologies which could reduce future remediation costs.

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

Based on Aerojet’s projected business volume and the proportion of its business expected to be covered by the Global Settlement, Aerojet currently believes that, as of November 30, 2010, approximately $172.8 million of its estimated recorded future environmental costs will be recoverable. Significant estimates and assumptions that could affect the future recovery of environmental remediation costs include: the proportion of Aerojet’s future business base and total business volume which will be subject to the Global Settlement; limitations on the amount of recoveries available under the Northrop Agreement; the ability of Aerojet to competitively bid and win future government contracts if estimated environmental costs significantly increase; the relative size of Aerojet’s commercial business base; the timing of environmental expenditures; and uncertainties inherent in long-term cost projections of environmental remediation projects.

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

The carrying value of our deferred tax assets is dependent upon our ability to generate sufficient taxable income in the future. We have established a valuation allowance against a substantial portion of our net deferred tax assets to reflect the uncertainty of realizing the deferred tax benefits, given historical losses including accumulated other comprehensive losses. A valuation allowance is required when it is more-likely-than-not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including our past and future performance, the market environment in which we operate, the utilization of tax attributes in the past, the length of carryback and carryforward periods, and evaluation of potential tax planning strategies.

Despite our belief that our tax return positions are consistent with applicable tax laws, we believe that certain positions are likely to be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. Our tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the financial statements. The accounting standards provide guidance for the recognition and measurement in financial statements for uncertain tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process, the first step being recognition. We determine whether it is more-likely-than-not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position. The technical merits of a tax position are derived from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings, and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate resolution with a taxing authority. As the examination process progresses with tax authorities, adjustments to tax reserves may be necessary to reflect taxes payable upon settlement. Tax reserve adjustments related to positions impacting the effective tax rate affect the provision for income taxes. Tax reserve adjustments related to positions impacting the timing of deductions impact deferred tax assets and liabilities.

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

In April 2010, the FASB issued updated guidance on the use of the milestone method of revenue recognition that applies to research or development transactions in which one or more payments are contingent upon achieving uncertain future events or circumstances. This update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. This guidance is effective on a prospective basis for milestones achieved in fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact of this guidance on our financial statements.

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

Interest Rate Risk

We are exposed to market risk principally due to changes in interest rates. Debt with interest rate risk includes borrowings under our Senior Credit Facility. Other than pension assets and liabilities, we do not have any significant exposure to interest rate risk related to our investments.

As of November 30, 2010, our debt totaled $392.7 million: $341.6 million, or 87%, was at an average fixed rate of 4.86%; and $51.1 million, or 13%, was at a variable rate of 3.55%.

The estimated fair value and principal amount for the Company’s debt are presented below:

	Fair Value		Principal Amount
	November 30,	November 30,	November 30,	November 30,
	2010	2009	2010	2009
	(In millions)

Term loan	$49.8	$62.8	$51.1	$68.3
9 1/2% Notes	75.9	96.0	75.0	97.5
4% Notes	—	124.7	—	125.0
2 1/4% Debentures(1)	67.6	131.0	68.6	146.4
4 1/16% Debentures	183.8	—	200.0	—
Other debt	2.0	1.4	2.0	1.4

	$379.1	$415.9	$396.7	$438.6

(1)	Excludes the unamortized debt discount of $4.0 million and $17.0 million as of November 30, 2010 and November 30, 2009, respectively.

The fair values of the term loan, 9 1/2% Notes, 4% Notes, 2 1/4% Debentures, and 4 1/16% Debentures were determined using broker quotes that are based on open markets of our debt securities as of November 30, 2010 and November 30, 2009, respectively. The fair value of the other debt was determined to approximate carrying value.

Item 8.	Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of GenCorp Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of GenCorp Inc. and its subsidiaries at November 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, during 2010 the Company changed its method of accounting for certain convertible debt instruments, adopted the guidance providing additional disclosures for plan assets of the defined benefit pension plan, adopted the guidance providing additional fair value measurement disclosures, and adopted the guidance for including unvested share-based payment awards in the computation of earnings per share. During 2009, the Company adopted a new measurement date for pension and retirement plan assets and benefit obligations, and adopted new guidance for fair value measurements related to non-financial assets and liabilities. During 2008, the Company adopted new fair value measurement and disclosure accounting principles, and changed its method of accounting for uncertainty in income taxes.

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

/s/ PricewaterhouseCoopers LLP

Sacramento, California
February 2, 2011

GENCORP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	2010	2009	2008
	(In millions, except per share amounts)

Net sales	$857.9	$795.4	$742.3
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	753.9	674.0	645.4
Selling, general and administrative	26.7	10.2	1.9
Depreciation and amortization	27.9	25.7	25.5
Other expense, net	8.5	2.9	7.6
Unusual items
Shareholder agreement and related costs	—	—	16.8
Executive severance agreements	1.4	3.1	—
Defined benefit pension plan amendment	—	—	14.6
Loss on legal matters and settlements	2.8	1.3	2.9
Loss on bank amendment	0.7	0.2	—
Loss on debt repurchased	1.2	—	—
Gain on legal settlement and insurance recoveries	(2.7)	—	(1.2)

Total operating costs and expenses	820.4	717.4	713.5
Operating income	37.5	78.0	28.8
Non-operating (income) expense
Interest expense	37.0	38.6	37.2
Interest income	(1.6)	(1.9)	(4.2)

Total non-operating expense, net	35.4	36.7	33.0
Income (loss) from continuing operations before income taxes	2.1	41.3	(4.2)
Income tax (benefit) provision	(3.9)	(17.6)	0.9

Income (loss) from continuing operations	6.0	58.9	(5.1)
Income (loss) from discontinued operations, net of income taxes	0.8	(6.7)	(0.1)

Net income (loss)	$6.8	$52.2	$(5.2)

Income (loss) per share of common stock
Basic:
Income (loss) per share from continuing operations	$0.11	$1.00	$(0.09)
Income (loss) from discontinued operations, net of income taxes	0.01	(0.11)	—

Net income (loss) per share	$0.12	$0.89	$(0.09)

Diluted:
Income (loss) per share from continuing operations	$0.11	$0.96	$(0.09)
Income (loss) from discontinued operations, net of income taxes	0.01	(0.10)	—

Net income (loss) per share	$0.12	$0.86	$(0.09)

Weighted average shares of common stock outstanding	58.5	58.4	57.2

Weighted average shares of common stock outstanding, assuming dilution	58.6	66.5	57.2

See Notes to Consolidated Financial Statements.

GENCORP INC.

CONSOLIDATED BALANCE SHEETS

	November 30,	November 30,
	2010	2009
	(In millions, except per share amounts)

ASSETS
Current Assets
Cash and cash equivalents	$181.5	$126.3
Marketable securities	26.7	—
Accounts receivable	106.7	116.3
Inventories	51.1	61.8
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	32.0	30.6
Grantor trust	1.8	2.4
Other receivables, prepaid expenses and other	25.3	32.8
Income taxes	7.5	2.4

Total Current Assets	432.6	372.6
Noncurrent Assets
Property, plant and equipment, net	126.4	129.9
Real estate held for entitlement and leasing	59.9	55.3
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	151.5	154.3
Grantor trust	14.5	17.8
Goodwill	94.9	94.9
Intangible assets	16.9	18.5
Other noncurrent assets, net	94.8	91.6

Total Noncurrent Assets	558.9	562.3

Total Assets	$991.5	$934.9

LIABILITIES, REDEEMABLE COMMON STOCK, AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings and current portion of long-term debt	$66.0	$17.8
Accounts payable	27.1	18.4
Reserves for environmental remediation costs	40.7	44.5
Postretirement medical and life benefits	7.1	7.2
Advance payments on contracts	110.0	66.0
Other current liabilities	110.3	107.5

Total Current Liabilities	361.2	261.4
Noncurrent Liabilities
Senior debt	50.6	51.2
Senior subordinated notes	75.0	97.5
Convertible subordinated notes	200.0	254.4
Other debt	1.1	0.7
Deferred income taxes	7.6	9.6
Reserves for environmental remediation costs	177.0	178.2
Pension benefits	175.5	210.3
Postretirement medical and life benefits	71.8	75.7
Other noncurrent liabilities	66.8	68.8

Total Noncurrent Liabilities	825.4	946.4

Total Liabilities	1,186.6	1,207.8
Commitments and Contingencies (Note 7)
Redeemable common stock, par value of $0.10; 0.5 million shares issued and outstanding as of November 30, 2010; 0.6 million shares issued and outstanding as of November 30, 2009 (Note 8)	5.1	6.0
Shareholders’ Deficit
Preference stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 58.1 million shares issued and outstanding as of November 30, 2010; 57.9 million shares issued and outstanding as of November 30, 2009	5.9	5.9
Other capital	257.3	258.0
Accumulated deficit	(182.2)	(189.0)
Accumulated other comprehensive loss, net of income taxes	(281.2)	(353.8)

Total Shareholders’ Deficit	(200.2)	(278.9)

Total Liabilities, Redeemable Common Stock and Shareholders’ Deficit	$991.5	$934.9

See Notes to Consolidated Financial Statements.

GENCORP INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT AND
COMPREHENSIVE INCOME (LOSS)

						Accumulated
	Comprehensive					Other	Total
	Income	Common Stock		Other	Accumulated	Comprehensive	Shareholders’
	(Loss)	Shares	Amount	Capital	Deficit	Loss	Deficit
			(In millions, except share amounts)

November 30, 2007		56,586,720	$5.7	$252.5	$(244.7)	$(35.5)	$(22.0)
Net loss	$(5.2)	—	—	—	(5.2)	—	(5.2)
Amortization of net actuarial losses	7.9	—	—	—	—	7.9	7.9
Actuarial losses arising during the period, net	(51.8)	—	—	—	—	(51.8)	(51.8)
Amortization of prior service costs	2.1	—	—	—	—	2.1	2.1
Prior service costs arising during the period, net	(5.3)	—	—	—	—	(5.3)	(5.3)
Curtailment	50.9	—	—	—	—	50.9	50.9
Cumulative effect adjustment related to the adoption of new income tax accounting standard	—	—	—	—	9.1	—	9.1
Reclassification to redeemable common stock	—	(754,863)	(0.1)	(7.5)	—	—	(7.6)
Stock-based compensation	—	—	—	1.6	—	—	1.6
Shares issued under stock option and stock incentive plans, net	—	1,421,544	0.1	8.4	—	—	8.5

November 30, 2008	$(1.4)	57,253,401	5.7	255.0	(240.8)	(31.7)	(11.8)

Net income	$52.2	—	—	—	52.2	—	52.2
Amortization of net actuarial gains	(9.0)	—	—	—	—	(9.0)	(9.0)
Actuarial losses arising during the period, net	(313.4)	—	—	—	—	(313.4)	(313.4)
Amortization of prior service costs	0.1	—	—	—	—	0.1	0.1
Reclassification from redeemable common stock	—	183,105	0.1	1.5	—	—	1.6
Stock-based compensation	—	—	—	0.1	—	—	0.1
Cumulative effect adjustment related to the adoption of new defined benefit pension plan accounting standard	—	—	—	—	(0.4)	0.2	(0.2)
Shares issued under stock option and stock incentive plans, net	—	487,257	0.1	1.4	—	—	1.5

November 30, 2009	$(270.1)	57,923,763	5.9	258.0	(189.0)	(353.8)	(278.9)

Net income	$6.8	—	—	—	6.8	—	6.8
Amortization of net actuarial losses	54.9	—	—	—	—	54.9	54.9
Actuarial gains arising during the period, net	17.6	—	—	—	—	17.6	17.6
Amortization of prior service costs	0.1	—	—	—	—	0.1	0.1
Reclassification from redeemable common stock	—	88,833	—	0.9	—	—	0.9
Repurchase of convertible debt	—	—	—	(2.9)	—	—	(2.9)
Stock-based compensation	—	81,847	—	1.3	—	—	1.3

November 30, 2010	$79.4	58,094,443	$5.9	$257.3	$(182.2)	$(281.2)	$(200.2)

See Notes to Consolidated Financial Statements.

GENCORP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	2010	2009	2008
	(In millions)

Operating Activities
Net income (loss)	$6.8	$52.2	$(5.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations, net of income taxes	(0.8)	6.7	0.1
Depreciation and amortization	27.9	25.7	25.5
Amortization of debt discount and financing costs	10.5	12.7	9.5
Stock-based compensation	0.4	2.9	0.2
Savings plan expense, non-cash	—	1.5	9.2
Net recognized gain on marketable securities	(0.1)	—	—
Impairment of long-lived asset	1.6	—	—
Loss on debt repurchased	1.2	—	—
Loss on bank amendment	0.7	0.2	—
Changes in assets and liabilities:
Accounts receivable	9.6	(19.0)	1.9
Inventories	10.7	8.6	(2.9)
Grantor trust	3.9	10.7	(30.9)
Other receivables, prepaid expenses and other	5.4	0.2	1.1
Income tax receivable	(5.1)	8.2	(10.5)
Real estate held for entitlement and leasing	(5.2)	(5.9)	(8.0)
Other noncurrent assets	1.8	10.1	7.4
Accounts payable	8.7	(14.3)	3.8
Pension benefits	39.4	(29.0)	24.0
Postretirement medical and life benefits	(5.6)	(10.7)	(9.7)
Advance payments on contracts	44.0	19.3	(2.4)
Other current liabilities	(2.2)	(17.9)	14.8
Deferred income taxes	(2.0)	1.3	8.0
Other noncurrent liabilities and other	(2.4)	(12.0)	(7.1)

Net cash provided by continuing operations	149.2	51.5	28.8
Net cash used in discontinued operations	(1.1)	(1.2)	(0.8)

Net Cash Provided by Operating Activities	148.1	50.3	28.0
Investing Activities
Capital expenditures	(16.9)	(14.3)	(21.3)
Purchases of marketable securities	(154.2)	—	—
Sales of marketable securities	127.6	—	—
Purchases of restricted cash investments	(195.0)	—	—
Sales of restricted cash investments	195.0	—	—

Net Cash Used in Investing Activities	(43.5)	(14.3)	(21.3)
Financing Activities
Proceeds from the issuance of debt	200.0	—	—
Repayments on debt	(240.2)	(2.0)	(6.3)
Debt issuance costs	(7.7)	(0.4)	—
Vendor financing repayments	(1.5)	—	—

Net Cash Used in Financing Activities	(49.4)	(2.4)	(6.3)

Net increase in cash and cash equivalents	55.2	33.6	0.4
Cash and cash equivalents at beginning of year	126.3	92.7	92.3

Cash and Cash Equivalents at End of Year	$181.5	$126.3	$92.7

Supplemental Disclosures of Cash Flow Information
Capital expenditure purchased with a note payable	$4.4	$—	$—
Capital leases	1.3	—	—
Financing of an environmental remediation settlement with a promissory note	—	—	0.6
Cash paid for income taxes	3.5	3.3	0.5
Cash paid for interest	23.6	23.7	25.3

See Notes to Consolidated Financial Statements.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

a. Basis of Presentation and Nature of Operations

The consolidated financial statements of GenCorp Inc. (“GenCorp” or the “Company”) include the accounts of the parent company and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to financial information for prior years to conform to the current year’s presentation.

The Company is a manufacturer of aerospace and defense products and systems with a real estate segment that includes activities related to the re-zoning, entitlement, sale, and leasing of the Company’s excess real estate assets. The Company’s continuing operations are organized into two segments:

Aerospace and Defense — includes the operations of Aerojet which develops and manufactures propulsion systems for defense and space applications, armament systems for precision tactical weapon systems and munitions applications. Aerojet is one of the largest providers of such propulsion systems in the United States (“U.S.”). Major market segments include space launch and in space propulsion systems, missile defense, tactical missile systems, and force projection and protection systems. Primary customers served include major prime contractors to the U.S. government, the Department of Defense (“DoD”), and the National Aeronautics and Space Administration (“NASA”).

Real Estate — includes the activities of Easton Development Company, LLC related to the entitlement, sale, and leasing of the Company’s excess real estate assets. The Company owns approximately 12,200 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California east of Sacramento (“Sacramento Land”). The Company is currently in the process of seeking zoning changes and other governmental approvals on a portion of the Sacramento Land to optimize its value.

The Company’s fiscal year ends on November 30 of each year. The fiscal year of the Company’s subsidiary, Aerojet, ends on the last Saturday of November. As a result of the 2008 calendar, Aerojet had 53 weeks of operations in fiscal 2008 compared to 52 weeks of operations in fiscal 2010 and 2009. The additional week of operations, which occurred in the first quarter of fiscal 2008, accounted for $19.1 million in additional net sales.

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

Out of Period Adjustments

For fiscal 2010, the Company recorded out of period adjustments to the income tax benefit and related balance sheet accounts. The Company incorrectly recorded a valuation allowance on its U.S. federal alternative minimum tax credits and California research credits. The out of period adjustments resulted in the Company reporting $1.9 million in additional net income in fiscal 2010. Management believes that such amounts are not material to the current or previously reported financial statements. These adjustments increased diluted net income per share by $0.03 for fiscal 2010.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

		Fair value measurement at November 30, 2010
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In millions)

Money market funds	$154.2	$154.2	$—	$—
Commercial paper	63.4	—	63.4	—

Total	$217.6	$154.2	$63.4	$—

As of November 30, 2009, the estimated fair value and carrying value of the Company’s Level 1 investments in money market funds was $136.2 million, including $20.2 million net money market funds in the grantor trust, as of November 30, 2009. As of November 30, 2009, the Company did not have any Level 2 or Level 3 investments.

As of November 30, 2010, a summary of cash and cash equivalents, marketable securities, and grantor trust by investment type is as follows:

		Cash and	Money Market	Commercial
	Total	Cash Equivalents	Funds	Paper
	(In millions)

Cash and cash equivalents	$181.5	$7.2	$137.6	$36.7
Marketable securities	26.7	—	—	26.7
Grantor trust(1)	16.6	—	16.6	—

	$224.8	$7.2	$154.2	$63.4

(1)	Includes $0.3 million in accrued amounts reimbursable to the Company which are reflected in other current and noncurrent assets.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair value and principal amount for the Company’s debt is presented below:

	Fair Value		Principal Amount
	November 30,	November 30,	November 30,	November 30,
	2010	2009	2010	2009
	(In millions)

Term loan	$49.8	$62.8	$51.1	$68.3
9 1/2% Senior Subordinated Notes (“9 1/2% Notes”)	75.9	96.0	75.0	97.5
4% Contingent Convertible Subordinated Notes (“4% Notes”)	—	124.7	—	125.0
2 1/4% Convertible Subordinated Debentures (“2 1/4% Debentures”)(1)	67.6	131.0	68.6	146.4
4 1/16% Convertible Subordinated Debentures (“4 1/16% Debentures”)	183.8	—	200.0	—
Other debt	2.0	1.4	2.0	1.4

	$379.1	$415.9	$396.7	$438.6

(1)	Excludes the unamortized debt discount of $4.0 million and $17.0 million as of November 30, 2010 and November 30, 2009, respectively.

The fair values of the term loan, 9 1/2% Notes, 4% Notes, 2 1/4% Debentures, and 4 1/16% Debentures were determined using broker quotes that are based on open markets of the Company’s debt securities as of November 30, 2010 and November 30, 2009, respectively. The fair value of the other debt was determined to approximate carrying value.

d. Accounts Receivable

Accounts receivable associated with long-term contracts consist of billed and unbilled amounts. Billed amounts include invoices presented to customers that have not been paid. Unbilled amounts relate to revenues that have been recorded and billings that have not been presented to customers. Amounts for overhead disallowances are reflected in unbilled receivables and primarily represent estimates of potential overhead costs which may not be successfully negotiated and collected.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in the period of the enactment date of the change.

The carrying value of the Company’s deferred tax assets is dependent upon its ability to generate sufficient taxable income in the future. The Company has established a valuation allowance against a substantial portion of its net deferred tax assets to reflect the uncertainty of realizing the deferred tax benefits, given historical losses including accumulated other comprehensive losses. A valuation allowance is required when it is more-likely-than-not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s past and future performance, the market environment in which it operates, the utilization of tax attributes in the past, the length of carryback and carryforward periods, and evaluation of potential tax planning strategies.

Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, the Company believes that certain positions are likely to be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. The Company’s tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the financial statements. The accounting standards provide guidance for the recognition and measurement in financial statements for uncertain tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process, the first step being recognition. The Company determines whether it is more-likely-than-not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position. The technical merits of a tax position are derived from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings, and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate resolution with a taxing authority. As the examination process progresses with tax authorities, adjustments to tax reserves may be necessary to reflect taxes payable upon settlement. Tax reserve adjustments related to positions impacting the effective tax rate affect the provision for income taxes. Tax reserve adjustments related to positions impacting the timing of deductions impact deferred tax assets and liabilities.

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

i. Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair values of the identifiable assets acquired and liabilities assumed. Tests for impairment of goodwill are performed on an annual basis, or at any other time, if events occur or circumstances indicate that the carrying amount of goodwill

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

may not be recoverable. The Company performed the impairment test for goodwill as of September 1, 2010 and determined that goodwill was not impaired.

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

There can be no assurance that the Company’s estimates and assumptions made for purposes of its goodwill impairment testing as of September 1, 2010 will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or margin growth rates are not achieved, the Company may be required to record goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing on September 1, 2011 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. Although the fair value of the Aerospace and Defense reporting unit substantially exceeded the carrying value at September 1, 2010, it is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

k. Environmental Remediation

The Company expenses, on a current basis, recurring costs associated with managing hazardous substances and contamination in ongoing operations. The Company accrues for costs associated with the remediation of environmental contamination when it becomes probable that a liability has been incurred, and the amount can be reasonably estimated. In most cases only a range of reasonably probable costs can be estimated. In establishing the Company’s reserves, the most probable estimated amount is used when determinable, and the minimum amount is used when no single amount in the range is more probable. The Company’s environmental reserves include the costs of completing remedial investigation and feasibility studies, remedial and corrective actions, regulatory oversight costs, the cost of operation and maintenance of the remedial action plan, and employee compensation costs for employees who are expected to devote a significant amount of time to remediation efforts. Calculation of environmental reserves is based on the evaluation of currently available information with respect to each individual

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

environmental site and considers factors such as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. Such estimates are based on the expected costs of investigation and remediation and the likelihood that other potentially responsible parties will be able to fulfill their commitments at sites where the Company may be jointly or severally liable. The Company recognizes amounts recoverable from insurance carriers, the U.S. government or other third parties, when the collection of such amounts is probable (see Notes 7(c) and (d)).

l. Retirement Benefits

The Company has a frozen defined benefit pension plan that previously covered substantially all salaried and hourly employees. In addition, the Company provides medical and life insurance benefits (“postretirement benefits”) to certain eligible retired employees, with varied coverage by employee group. Annual charges are made for the cost of the plans, including administrative costs, interest costs on benefit obligations, and net amortization and deferrals, increased or reduced by the return on assets. The Company also sponsors a defined contribution 401(k) plan and participation in the plan is available to all employees. See Note 6.

m. Conditional Asset Retirement Obligations

Conditional asset retirement obligations (“CAROs”) are legal obligations associated with the retirement of long-lived assets. These liabilities are initially recorded at fair value and the related asset retirement costs are capitalized by increasing the carrying amount of the related assets by the same amount as the liability. Asset retirement costs are subsequently depreciated over the useful lives of the related assets. Subsequent to initial recognition, the Company records period-to-period changes in the CARO liability resulting from the passage of time and revisions to either the timing or the amount of the estimate of the undiscounted cash flows.

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

The changes in the carrying amount of CAROs since November 30, 2008 were as follows (in millions):

Balance as of November 30, 2008	$13.5
Additions and other, net	(1.0)
Accretion	1.1

Balance as of November 30, 2009	13.6
Additions and other, net	0.6
Accretion	1.1

Balance as of November 30, 2010	$15.3

n. Advance Payments on Contracts

The Company receives advances from customers which may exceed costs incurred on certain contracts. Such advances, other than those reflected as a reduction of inventories as progress payments, are classified as current liabilities.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue from real estate asset sales is recognized when a sufficient down-payment has been received, financing has been arranged and title, possession and other attributes of ownership have been transferred to the buyer. The allocation to cost of sales on real estate asset sales is based on a relative fair market value computation of the land sold which includes the basis on the Company’s book value, capitalized entitlement costs, and an estimate of the Company’s continuing financial commitment.

Revenue that is not derived from long-term development and production contracts, or real estate asset transactions, is recognized when persuasive evidence of a final agreement exists, delivery has occurred, the selling

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price is fixed or determinable and payment from the customer is reasonably assured. Sales are recorded net of provisions for customer pricing allowances.

r. Research and Development

Company-sponsored research and development (“R&D”) expenses were $17.4 million in fiscal 2010, $15.4 million in fiscal 2009, and $11.4 million in fiscal 2008. Company-sponsored R&D expenses include the costs of technical activities that are useful in developing new products, services, processes, or techniques, as well as expenses for technical activities that may significantly improve existing products or processes. These expenses are generally allocated among all contracts and programs in progress under U.S. government contractual arrangements.

Customer-sponsored R&D expenditures, which are funded under government contracts, totaled $283.7 million in fiscal 2010, $245.3 million in fiscal 2009, and $252.4 million in fiscal 2008. Expenditures under customer-sponsored R&D funded government contracts are accounted for as sales and cost of products sold.

s. Stock-based Compensation

The Company recognizes stock-based compensation in the statement of operations at the grant-date fair value of stock awards issued to employees and directors over the vesting period. The Company elected to use the short-cut method for determining the historical pool of windfall tax benefits and the tax law ordering approach for purposes of determining whether an excess tax benefit has been realized.

t. Impairment or Disposal of Long-Lived Assets

Impairment of long-lived assets is recognized when events or circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; or a current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the Company determines that an asset is not recoverable, then the Company would record an impairment charge if the carrying value of the asset exceeds its fair value. During the fourth quarter of fiscal 2010, the Company recorded a $1.6 million impairment charge associated with the write-down of a long-lived asset.

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

u. Foreign Currency Transactions

Foreign currency transaction gains and (losses) were $1.7 million in fiscal 2010, ($1.6) million in fiscal 2009, and $0.6 million in fiscal 2008 which are reported as a component of discontinued operations. The Company’s foreign currency transactions were associated with the Company’s former GDX business, including Snappon SA, which is classified as discontinued operations in these consolidated financial statements and notes to consolidated financial statements.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

v. Concentrations

Dependence upon government programs and contracts

Sales in fiscal 2010, 2009, and 2008 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed below, totaled $786.1 million, $701.3 million, and $641.7 million, respectively. The Standard Missile program, which is included in the U.S. government sales, represented 26%, 22%, and 16% of net sales for fiscal 2010, 2009, and 2008, respectively. The demand for certain of the Company’s services and products is directly related to the level of funding of government programs.

Major customers

Customers that represented more than 10% of net sales for the fiscal years presented are as follows:

	Year Ended
	2010	2009	2008

Raytheon	37%	31%	27%
Lockheed Martin	27	26	26

Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash equivalents, marketable securities, and trade receivables. The Company’s cash, cash equivalents, and marketable securities are held and managed by recognized financial institutions that follow the Company’s investment policy. The investment policy limits the amount of credit exposure to any one security issue or issuer and the Company does not believe significant concentration of credit risk exists with respect to these investments. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an appropriate allowance for uncollectable accounts receivable based upon the expected collectability of all accounts receivable. The Company’s accounts receivables are generally not backed by collateral from its customers. Customers that represented more than 10% of accounts receivable for the periods presented are as follows:

	As of November 30,
	2010	2009

Lockheed Martin	31%	38%
Raytheon	35	29

Dependence on Single Source and Other Third Party Suppliers

The Company depends on a single or limited number of outside suppliers for raw materials. The Company closely monitors sources of supply to assure that adequate raw materials and other supplies needed in its manufacturing processes are available. As a U.S. government contractor, the Company is frequently limited to procuring materials and components from sources of supply that meet rigorous customer and/or government specifications. In addition, as business conditions, DoD budgets, and Congressional allocations change, suppliers of specialty chemicals and other materials sometime consider dropping low-volume items from their product lines, which may require us to qualify new suppliers for raw materials on key programs. Current suppliers of some raw materials used in the manufacturing of rocket nozzles, composite cases and explosives have announced plans to relocate, close, and/or discontinue certain product lines. The Company continues its efforts at qualifying new suppliers and products for these materials and expects that materials will be available in time to meet future production needs. In some situations, increased costs related to new suppliers may not be recoverable under government contracts. In addition, some of these materials may have to be procured from offshore suppliers.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The supply of ammonium perchlorate, a principal raw material used in solid propellant, is limited to a single source that supplies the entire domestic solid propellant industry with actual pricing based on the total industry demand. Significant reductions in the total national demand will likely result in significant unit price increases. Where possible, Aerojet has protective price re-determinable language incorporated into contracts with its customers. The industry also currently relies on one primary supplier for high-strength carbon fiber, which is used in the production of composite materials. This supplier has multiple manufacturing lines for such material. Although other sources of carbon fiber exist, the addition of a new supplier would require the Company to qualify the new source for use.

The Company is also impacted, as is the rest of the industry, by increases in the prices and lead-times of raw materials used in production on various fixed-price contracts. Additionally, where possible, the Company has negotiated with its customers economic and/or price adjustment clauses tied to commodity indices. The Company’s past success in negotiating these terms is no indication of its ability to continue to do so. The U.S. DoD continues to rigorously enforce the provisions of the “Berry Amendment” (Defense Federal Acquisition Regulations 225-7002, 252.225-7014) which imposes a requirement to procure certain strategic materials critical to national security from U.S. sources. Due to limited U.S. supply of these materials and the requirement to use domestic sources, lead times, and cost impacts have been significant.

Prolonged disruptions in the supply of any of the Company’s key raw materials, difficulty qualifying new sources of supply, implementing use of replacement materials or new sources of supply, and/or a continuing increase in the prices of raw materials could have a material adverse effect on the Company’s operating results, financial condition, and/or cash flows.

Workforce

As of November 30, 2010, 12% of the Company’s 3,135 employees were covered by collective bargaining agreements which are due to expire in fiscal 2011.

w. Recently Adopted Accounting Pronouncements

On December 1, 2007, the Company adopted the new standards that specified the accounting for uncertainty in income taxes. As of December 1, 2007, the Company had $3.2 million of unrecognized tax benefits, $3.0 million of which would impact their effective tax rate if recognized. The adoption resulted in a reclassification of certain tax liabilities from current to non-current, a reclassification of certain tax indemnification liabilities from income taxes payable to other current liabilities, and a cumulative effect adjustment benefit of $9.1 million that was recorded directly to the accumulated deficit. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Interest and penalties are immaterial at the date of adoption and are included in unrecognized tax benefits. As of November 30, 2010, the Company had approximately $0.3 million of accrued interest and penalties related to uncertain tax positions. The tax years ended November 30, 2007 through November 30, 2010 remain open to examination for U.S. federal income tax purposes. For the Company’s other major taxing jurisdictions, the tax years ended November 30, 2006 through November 30, 2010 remain open to examination.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 1, 2009, the Company adopted the accounting standard which requires additional disclosures for plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of the Company’s investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. As the accounting standard only impacts disclosures, the new standard did not have an impact the Company’s financial position, results of operations, or cash flows.

As of December 1, 2009, the Company adopted the accounting standard that provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, the Company retrospectively adjusted its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the new standard. The adoption of the new standard did not change previously reported earnings per share amounts.

As of December 1, 2009, the Company adopted the accounting standard related to convertible debt securities that, upon conversion, may be settled by the issuer, fully or partially, in cash (See Note 5).

x. New Accounting Pronouncements

In January 2010, the FASB issued updated guidance to improve disclosures regarding fair value measurements. This update requires entities to (i) disclose separately the amounts of significant transfers in and out of Level 1 and

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately (i.e., on a gross basis rather than as one net number), information about purchases, sales, issuances, and settlements in the roll forward of changes in Level 3 fair value measurements. The update requires fair value disclosures by class of assets and liabilities rather than by major category or line item in the statement of financial position. Disclosures regarding the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for assets and liabilities in both Level 2 and Level 3 are also required. For all portions of the update except the gross presentation of activity in the Level 3 roll forward, this standard was effective for the Company on March 1, 2010. For the gross presentation of activity in the Level 3 roll forward, the new disclosures will be presented in the Company’s quarterly financial statements for the period ending February 28, 2012.

In April 2010, the FASB issued updated guidance on the use of the milestone method of revenue recognition that applies to research or development transactions in which one or more payments are contingent upon achieving uncertain future events or circumstances. This update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. This guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company is currently evaluating the impact of this guidance on its financial statements.

y. Subsequent Events

The Company evaluates events or transactions that occur after the balance sheet date but before financial statements are issued for potential recognition or disclosure in the financial statements. The issuance of financial statements is the earlier of when the financial statements are widely distributed to all shareholders and other financial statements users or filed with the Securities Exchange Commission (“SEC”) (See Note 15).

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Income (Loss) Per Share of Common Stock

A reconciliation of the numerator and denominator used to calculate basic and diluted income (loss) per share of common stock (“EPS”) is presented in the following table:

	Year Ended(1)
	2010	2009	2008
	(In millions, except per share amounts; shares in thousands)

Numerator for Basic and Diluted EPS
Income (loss) from continuing operations	$6.0	$58.9	$(5.1)
Income (loss) from discontinued operations, net of income taxes	0.8	(6.7)	(0.1)

Net income (loss) for basic earnings per share	6.8	52.2	(5.2)
Interest on contingent convertible subordinated notes	—	5.0	—

Net income (loss) available to common shareholders, as adjusted for diluted earnings per share	$6.8	$57.2	$(5.2)

Denominator
Basic weighted average shares	58,547	58,429	57,230
Effect of:
Contingent convertible subordinated notes	—	8,101	—
Employee stock options	17	—	—

Diluted weighted average shares	58,564	66,530	57,230

Basic EPS:
Income (loss) per share from continuing operations	$0.11	$1.00	$(0.09)
Income (loss) per share from discontinued operations, net of income taxes	0.01	(0.11)	—

Net income (loss) per share	$0.12	$0.89	$(0.09)

Diluted EPS:
Income (loss) per share from continuing operations	$0.11	$0.96	$(0.09)
Income (loss) per share from discontinued operations, net of income taxes	0.01	(0.10)	—

Net income (loss) per share	$0.12	$0.86	$(0.09)

(1)	The undistributed income allocated to participating securities was less than $0.1 million for all years presented.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive:

	Year Ended
	2010	2009	2008
	(In thousands)

4% Notes(1)	1,148	—	8,101
4 1/16% Debentures	20,922	—	—
Unvested restricted shares	652	167	16
Employee stock options	934	1,291	1,326

Total potentially dilutive securities	23,656	1,458	9,443

(1)	In January 2010, the Company redeemed $124.7 million principal amount of the 4% Notes which were presented to the Company for payment. The Company redeemed the remaining $0.3 million of the 4% Notes in March 2010.

3.	Balance Sheet Accounts and Supplemental Disclosures

a.	Marketable Securities

As of November 30, 2010, the Company’s short-term available-for-sale investments were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In millions)

Commercial paper	$63.4	$—	$—	$63.4

As of November 30, 2010, of the total estimated fair value, $36.7 million was classified as cash and cash equivalents as the remaining maturity at date of purchase was less than three months and $26.7 million was classified as marketable securities. At November 30, 2010, the contractual maturities of the Company’s available-for-sale marketable securities were less than one year.

b.	Accounts Receivable

	As of November 30,
	2010	2009
	(In millions)

Billed	$58.0	$83.0
Unbilled	46.9	29.9

Total receivables under long-term contracts	104.9	112.9

Other receivables	1.8	3.4

Accounts receivable	$106.7	$116.3

The unbilled receivable amounts as of November 30, 2010 expected to be collected after one year is $0.1 million. Such amounts are billed either upon delivery of completed units or settlement of contracts.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

c.	Inventories

	As of November 30,
	2010	2009
	(In millions)

Long-term contracts at average cost	$230.3	$212.2
Progress payments	(180.2)	(153.6)

Total long-term contract inventories	50.1	58.6

Raw materials	0.5	0.3
Work in progress	0.5	2.9

Total other inventories	1.0	3.2

Inventories	$51.1	$61.8

As of November 30, 2010 and 2009, long-term contract inventories included $7.8 million and $8.7 million, respectively, of deferred qualification costs. Realization of the deferred costs at November 30, 2010 is dependent upon receipt of future firm orders. The Company believes recovery of these costs to be probable and specifically identifiable to future contracts. In addition, long-term contract inventories included an allocation of general and administrative costs incurred throughout fiscal 2010 and fiscal 2009 to be $126.6 million and $110.3 million, respectively, and the cumulative amount of general and administrative costs in long-term contract inventories is estimated to be $4.3 million and $6.6 million at November 30, 2010 and 2009, respectively.

d.	Property, Plant and Equipment, net

	As of November 30,
	2010	2009
	(In millions)

Land	$33.2	$33.2
Buildings and improvements	154.7	148.9
Machinery and equipment	359.3	376.6
Construction-in-progress	11.8	7.4

	559.0	566.1
Less: accumulated depreciation	(432.6)	(436.2)

Property, plant and equipment, net	$126.4	$129.9

Depreciation expense for fiscal 2010, 2009, and 2008 was $25.2 million, $23.0 million, and $22.9 million, respectively.

e.	Intangible Assets

	Gross
	Carrying	Accumulated	Net Carrying
As of November 30, 2010	Amount	Amortization	Amount
	(In millions)

Customer related	$10.7	$4.1	$6.6
Acquired technology	18.3	8.0	10.3

Intangible assets	$29.0	$12.1	$16.9

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross
	Carrying	Accumulated	Net Carrying
As of November 30, 2009	Amount	Amortization	Amount
	(In millions)

Customer related	$10.7	$3.6	$7.1
Acquired technology	18.3	6.9	11.4

Intangible assets	$29.0	$10.5	$18.5

Amortization expense related to intangible assets was $1.6 million per year in fiscal 2010, 2009, and 2008. Amortization expense for fiscal 2011 through 2013 related to intangible assets is estimated to be approximately $1.5 million annually. Amortization expense for fiscal 2014 and 2015 related to intangible assets is estimated to be approximately $1.4 million annually.

f.	Other Noncurrent Assets, net

	As of November 30,
	2010	2009
	(In millions)

Receivable from Northrop Grumman Corporation (“Northrop”)	$58.6	$53.4
Deferred financing costs	8.5	6.1
Other	27.7	32.1

Other noncurrent assets, net	$94.8	$91.6

During the first quarter of fiscal 2010, the Company began classifying the amortization of deferred financing costs as a component of interest expense and all prior periods have been conformed to the current presentation. Amortization of deferred financing costs was previously reported as a component of amortization expense. The Company amortizes deferred financing costs over the estimated life of the related debt. Amortization of deferred financing costs was $3.8 million, $5.2 million, and $2.6 million in fiscal 2010, 2009, and 2008, respectively.

g.	Other Current Liabilities

	As of November 30,
	2010	2009
	(In millions)

Accrued compensation and employee benefits	$49.4	$47.8
Legal settlements	10.6	11.4
Interest payable	7.4	6.1
Contract loss provisions	3.3	3.0
Deferred revenue	1.5	2.2
Other	38.1	37.0

Other current liabilities	$110.3	$107.5

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

h.	Other Noncurrent Liabilities

	As of November 30,
	2010	2009
	(In millions)

Legal settlements	$13.8	$18.9
Conditional asset retirement obligations	15.3	13.6
Deferred revenue	9.8	10.4
Deferred compensation	7.0	7.1
Pension benefits, non-qualified	15.6	14.7
Other	5.3	4.1

Other noncurrent liabilities	$66.8	$68.8

i.	Accumulated Other Comprehensive Loss, Net of Income Taxes

The components of accumulated other comprehensive loss, net of income taxes, related to the Company’s retirement benefit plans are presented in the following table:

	As of November 30,
	2010	2009	2008
	(In millions)

Actuarial losses, net	$(285.9)	$(358.4)	$(35.7)
Prior service credits	4.7	4.6	4.0

Accumulated other comprehensive loss	$(281.2)	$(353.8)	$(31.7)

The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit (income) expense in fiscal 2011 are as follows:

	Pension	Medical and
	Benefits	Life Benefits
	(In millions)

Recognized actuarial losses (gains), net	$66.5	$(3.6)
Amortization of prior service costs	—	0.1

	$66.5	$(3.5)

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Income Taxes

The Company files a consolidated U.S. federal income tax return with its wholly-owned subsidiaries. The components of the Company’s income tax (benefit) provision from continuing operations are as follows:

	As of November 30,
	2010	2009	2008
	(In millions)

Current
U.S. federal	$(5.2)	$(21.3)	$(7.3)
State and local	3.1	2.4	0.2

	(2.1)	(18.9)	(7.1)

Deferred
U.S. federal	(0.8)	1.1	6.5
State and local	(1.0)	0.2	1.5

	(1.8)	1.3	8.0

Income tax (benefit) provision	$(3.9)	$(17.6)	$0.9

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate on earnings from continuing operations is as follows:

	Year Ended
	2010	2009	2008

Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of U.S. federal income tax effect	93.7	2.3	(3.1)
Tax settlements and refund claims, including interest	(295.2)	(41.3)	9.1
Reserve adjustments	(0.6)	(10.0)	(59.4)
Valuation allowance adjustments	(146.3)	(32.9)	22.0
Unregistered stock rescission	13.8	1.1	(13.7)
Non-deductible convertible debt interest	124.5	—	—
Other, net	(6.2)	3.3	(9.9)

Effective income tax rate	(181.3)%	(42.5)%	(20.0)%

The income tax benefit of $3.9 million in fiscal 2010 is primarily related to the Company obtaining a Private Letter Ruling (“PLR”) from the Internal Revenue Service (“IRS”) allowing the Company to revoke its election made on the fiscal 2003 income tax return to capitalize and amortize certain research expenditures. The revocation is effective as of the fiscal 2007 income tax return, allowing a deduction on an amended fiscal 2007 tax return of the remaining unamortized balance. As a result of the PLR, an income tax benefit of $6.3 million was recorded. This is offset by current federal alternative minimum tax (“AMT”) expense of $1.1 million and current state tax expense of $3.1 million. Additionally, the Company recorded a deferred tax benefit of $1.9 million relating to prior years offset by $0.1 million of deferred tax expense recorded for the current year.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $5.2 million was for the recognition of affirmative claims related to previous uncertain tax positions associated with prior years refund claims related to the qualifying costs.

The income tax provision of $0.9 million in fiscal 2008 was primarily related to the impact of the fiscal 2008 change in tax method of accounting adopted for unbilled receivables. The new tax method of accounting adopted in fiscal 2008 in accordance with guidance published by the IRS defers such revenue until the all events test is met for tax purposes. The fiscal 2008 tax net operating loss from continuing operations resulted in an income tax benefit of $9.5 million for carryback to prior years and a refund of previously paid taxes. Due to the tightening of the credit market in the fourth quarter of fiscal 2008, a tax planning strategy relied on for realizability of a portion of the deferred tax assets ceased to be prudent and feasible, resulting in a charge to deferred income tax expense of $8.0 million and a corresponding increase to the valuation allowance.

A valuation allowance has been recorded to offset a substantial portion of the net deferred tax assets at November 30, 2010 and 2009 to reflect the uncertainty of realization. A valuation allowance is required when it is more-likely-than-not that all or a portion of deferred tax assets may not be realized. A review of all available positive and negative evidence is considered, including past and future performance, the market environment in which the Company operates, utilization of tax attributes in the past, length of carryback and carryforward periods, and evaluation of potential tax planning strategies when evaluating the realizability of deferred tax assets.

Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. The Company determines cumulative losses on a rolling twelve-quarter basis and the analysis includes the retirement benefit plan losses in accumulated other comprehensive loss. Accordingly, the Company has maintained a full valuation allowance on all of its net deferred tax assets except for the indefinite lived deferred tax assets relating to federal AMT credits and California research credits.

The Company is routinely examined by domestic and foreign tax authorities. While it is difficult to predict the outcome or timing of a particular tax matter, the Company believes it has adequately provided reserves for any reasonable foreseeable outcome related to these matters.

A reconciliation of the change in unrecognized tax benefits from December 1, 2008 to November 30, 2010 is as follows (in millions):

Unrecognized tax benefits at December 1, 2008	$5.8
Gross increases for tax positions taken during the year	1.9
Gross decreases for resolved tax positions during the year	(5.2)

Unrecognized tax benefits at November 30, 2009	2.5
Interest accrual on reserves	0.1
Gross decreases for tax positions taken in prior year	(0.1)

Unrecognized tax benefits at November 30, 2010	$2.5

As of November 30, 2010, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.5 million.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities are as follows:

	As of November 30,
	2010	2009
	(In millions)

Deferred Tax Assets
Accrued estimated costs	$48.3	$55.4
Basis difference in assets and liabilities	9.3	—
Tax losses and credit carryforwards	67.9	94.8
Net cumulative defined benefit pension plan losses	75.5	89.2
Retiree medical and life benefits	34.3	33.9
Valuation allowance	(212.5)	(245.1)

Total deferred tax assets	22.8	28.2
Deferred Tax Liabilities
Basis difference in assets and liabilities	—	8.5
U.S. federal effect of state deferred taxes	17.4	17.9
Other	13.0	11.4

Total deferred tax liabilities	30.4	37.8

Total net deferred tax liabilities	(7.6)	(9.6)
Less: deferred tax assets (liabilities) expected to be realized within one year	—	—

Total long-term deferred tax liabilities	$(7.6)	$(9.6)

The year of expiration for the Company’s state and U.S. federal net operating loss carryforwards as of November 30, 2010 were as follows:

Year Ending November 30,	State	Federal
	(In millions)

2015	$121.6	$—
2016	28.9	—
2017	29.9	—
2018	50.3	—
2019	8.7	—
2024	—	4.9
2025	—	74.6

	$239.4	$79.5

Approximately $9.2 million of the state and U.S. federal net operating loss carryforwards relate to the exercise of stock options, the benefit of which will be credited to equity when realized. In addition, the Company has U.S. federal and state capital loss carryforwards of approximately $9.1 million and $2.2 million, respectively, which begins expiring in fiscal 2011.

The Company also has a U.S. federal research credit carryforward of $7.2 million which begins expiring in fiscal 2021, and a California research credit carryforward of $3.3 million which has an indefinite carryforward period. Additionally, the Company has a foreign tax credit carryforward of $2.6 million which begin expiring in fiscal 2011, if not utilized. These tax carryforwards are subject to examination by the tax authorities.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Long-Term Debt

	As of November 30,
	2010	2009
	(In millions)

Senior debt	$51.1	$68.3
Senior subordinated notes	75.0	97.5
Convertible subordinated notes, net of $4.0 million and $17.0 million of debt discount as of November 30, 2010 and 2009, respectively	264.6	254.4
Other debt	2.0	1.4

Total debt, carrying amount	392.7	421.6
Less: Amounts due within one year
Senior debt	0.5	17.1
Other debt	65.5	0.7

Total long-term debt, carrying amount	$326.7	$403.8

As of November 30, 2010, the Company’s annual fiscal year debt contractual principal maturities are summarized as follows (in millions):

2011(1)	$69.9
2012	0.7
2013	125.3
2014	200.2
2015	0.2
Thereafter	0.4

Total debt	$396.7

(1)	Includes the $68.6 million of principal 2 1/4% Debentures due November 2024 that can be put to us in November 2011 at a price equal to 100% of the principal amount plus accrued and unpaid interest, including liquidated damages, if any, payable in cash, to but not including the repurchase date, plus, in certain circumstances, a make-whole premium, payable in common stock.

a.	Senior Debt:

	As of
	November 30,
	2010	2009
	(In millions)

Term loan, bearing interest at various rates (rate of 3.55% as of November 30, 2010), payable in quarterly installments of $0.1 million plus interest, maturing in April 2013	$51.1	$68.3

Senior Credit Facility

The Company’s Senior Credit Facility provides for a $65.0 million revolving credit facility (“Revolver”) and a $175.0 million credit-linked facility, consisting of a $100.0 million letter of credit subfacility and a $75.0 million term loan subfacility. On March 17, 2010, the Company executed an amendment (the “Second Amendment”) to the Company’s existing Amended and Restated Credit Agreement, originally entered into as of June 21, 2007, by and among the Company, as borrower, the subsidiaries of the Company from time to time party thereto, as guarantors,

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the lenders from time to time party thereto and Wachovia Bank, National Association, as administrative agent for the lenders, as amended to date (the “Credit Agreement”). The Second Amendment, among other things, (i) permits the Company to repurchase its outstanding convertible subordinated notes and senior subordinated notes, subject to certain conditions; (ii) permits the Company to incur additional senior unsecured or subordinated indebtedness, subject to specified limits and other conditions; (iii) permits the Company to conduct a rescission offer, using stock and/or cash up to $15.0 million, with respect to certain units issued under the GenCorp Savings Plan; (iv) permits the Company to repurchase its stock, subject to certain conditions; (v) limits the circumstances under which the Company would have to mandatorily prepay loans under the Senior Credit Facility with the proceeds from equity issuances; and (vi) amends the definitions of the leverage ratio and net cash proceeds from permitted real estate sales. The Second Amendment reduced the Revolver capacity from $80.0 million to $65.0 million and the letter of credit subfacility capacity from $125.0 million to $100.0 million. Under the Second Amendment, the interest rate on LIBOR rate borrowings is LIBOR plus 325 basis points, an increase of 100 basis points, and the letter of credit subfacility commitment fee has been similarly amended. The Second Amendment also provides for a commitment fee on the unused portion of the Revolver in the amount of 62.5 basis points, an increase of 12.5 basis points.

As of November 30, 2010, the borrowing limit under the Revolver was $65.0 million, of which $50.0 million can be utilized for letters of credit, with all of it available. Also, as of November 30, 2010, the Company had $69.4 million outstanding letters of credit under the $100.0 million letter of credit subfacility and had permanently reduced the amount of its term loan subfacility to the $51.1 million outstanding.

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

	Actual Ratios as of	Required Ratios
Financial Covenant	November 30, 2010	December 1, 2009 and thereafter

Interest coverage ratio, as defined under the Credit Agreement	4.56 to 1.00	Not less than: 2.25 to 1.00
Leverage ratio, as defined under the Credit Agreement(1)	1.67 to 1.00	Not greater than: 5.50 to 1.00

(1)	As a result of the March 17, 2010 amendment, the leverage ratio calculation was amended to allow for all cash and cash equivalents to reduce funded debt in the calculation as long as there are no loans outstanding under the Revolver.

The Company was in compliance with its financial and non-financial covenants as of November 30, 2010.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

b.	Senior Subordinated Notes:

	As of
	November 30,
	2010	2009
	(In millions)

Senior subordinated notes, bearing interest at 9.50% per annum, interest payments due in February and August, maturing in August 2013	$75.0	$97.5

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

During fiscal 2010, the Company repurchased $22.5 million principal amount of its 9 1/2% Notes at 102% of par, plus accrued and unpaid interest using a portion of the net proceeds of its 4 1/16% Debentures issued in December 2009 (See Note 13).

If the Company undergoes a change of control (as defined in the 9 1/2% Notes indenture) or sells assets, it may be required to offer to purchase the 9 1/2% Notes from the holders of such notes.

The 9 1/2% Notes are non-collateralized and subordinated to all of the Company’s existing and future senior indebtedness, including borrowings under its Senior Credit Facility. The 9 1/2% Notes rank senior to the 4 1/16% Debentures and the 2 1/4% Debentures. The 9 1/2% Notes are guaranteed by the Company’s material domestic subsidiaries. Each subsidiary guarantee is non-collateralized and subordinated to the respective subsidiary’s existing and future senior indebtedness, including guarantees of borrowings under the Senior Credit Facility. The 9 1/2% Notes and related guarantees are effectively subordinated to the Company’s and the subsidiary guarantors’ collateralized debt and to any and all debt and liabilities, including trade debt of the Company’s non-guarantor subsidiaries.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2006, the Company entered into a second supplemental indenture for the 9 1/2% Notes to amend the indenture dated August 11, 2003, as amended in October 2004, to permit the Company to incur additional indebtedness under its previous credit facility.

On November 24, 2009, the Company entered into a third supplemental indenture for the 9 1/2% Notes to amend the indenture dated August 11, 2003, as amended in October 2004 and June 2006, to add Easton Development Company, LLC as a guarantor party to the indenture.

c.	Convertible Subordinated Notes:

	As of November 30,
	2010	2009
	(In millions)

Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in November 2024	$68.6	$146.4
Debt discount on 2.25% convertible subordinated debentures, maturing in November 2024	(4.0)	(17.0)
Convertible subordinated debentures, bearing interest at 4.0625% per annum, interest payments due in June and December, maturing in December 2039	200.0	—
Contingent convertible subordinated notes, bearing interest at 4.00% per annum	—	125.0

Total convertible subordinated notes	$264.6	$254.4

2 1/4% Convertible Subordinated Debentures

As of November 30, 2010, the Company had $68.6 million outstanding of principal amount of its 2 1/4% Debentures. Interest on the 2 1/4% Debentures accrues at a rate of 2.25% per annum and is payable in May and November. The 2 1/4% Debentures are general unsecured obligations and rank equal in right of payment to all of the Company’s other existing and future subordinated indebtedness, including the 4 1/16% Debentures. The 2 1/4% Debentures rank junior in right of payment to all of the Company’s existing and future senior indebtedness, including all of its obligations under its Senior Credit Facility and all of its existing and future senior subordinated indebtedness, including the Company’s outstanding 9 1/2% Notes. In addition, the 2 1/4% Debentures are effectively subordinated to any of the Company’s collateralized debt and to any and all debt and liabilities, including trade debt of its subsidiaries.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Each holder may require the Company to repurchase all or part of their 2 1/4% Debentures on November 20, 2011, November 15, 2014, and November 15, 2019, or upon the occurrence of certain events, at a price equal to 100% of the principal amount of the 2 1/4% Debentures plus accrued and unpaid interest, including liquidated damages, if any, payable in cash, to but not including the repurchase date, plus, in certain circumstances, a make-whole premium, payable in Company common stock.

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

During fiscal 2010, the Company repurchased $77.8 million principal amount of its 2 1/4% Debentures at various prices ranging from 93.0% of par to 98.975% of par, plus accrued and unpaid interest using a portion of the net proceeds of its 4 1/16% Debentures issued in December 2009 (See Note 13).

As of December 1, 2009 the Company adopted the new accounting standards related to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. The Company’s adoption of this guidance affects its 2 1/4% Debentures and requires the issuer of convertible debt instruments to separately account for the liability (debt) and equity (conversion option) components of such instruments and retrospectively adjust the financial statements for all periods presented. The fair value of the liability component shall be determined based on the market rate for similar debt instruments without the conversion feature and the residual between the proceeds and the fair value of the liability component is recorded as equity at the time of issuance. Additionally, the pronouncement requires transaction costs to be allocated on the same percentage as the liability and equity components. The Company adjusted its prior year disclosures in a Form 8-K filed with the SEC on April 9, 2010.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company calculated the carrying value of the liability component at issuance as the present value of its cash flows using a discount rate of 8.86%. The carrying value of the liability component was determined to be $97.5 million. The equity component, or debt discount, of the 2 1/4% Debentures was determined to be $48.9 million. The debt discount is being amortized as a non-cash charge to interest expense over the period from the issuance date through November 20, 2011 which is the date holders can require the Company to repurchase all or part of the 2 1/4% Debentures.

The $4.9 million of costs incurred in connection with the issuance of the 2 1/4% Debentures were capitalized and bifurcated into deferred financing costs of $3.3 million and equity issuance costs of $1.6 million. The deferred financing costs are being amortized to interest expense from the issuance date through November 20, 2011. As of November 30, 2010, the unamortized portion of the deferred financing costs related to the 2 1/4% Debentures was $0.4 million and was included in other current assets on the consolidated balance sheets.

The following table presents the carrying amounts of the liability and equity components:

	As of November 30,
	2010	2009
	(In millions)

Carrying amount of equity component, net of equity issuance costs	$44.4	$47.3

Principal amount of 2 1/4% Debentures	$68.6	$146.4
Unamortized debt discount	(4.0)	(17.0)

Carrying amount of liability component	$64.6	$129.4

The following table presents the interest expense components for the 2 1/4% Debentures:

	Year Ended
	2010	2009	2008
	(In millions)

Interest expense-contractual interest	$2.6	$3.3	$3.3
Interest expense-amortization of debt discount	6.7	7.5	6.9
Interest expense-amortization of deferred financing costs	0.7	0.8	0.4
Effective interest rate	8.9%	8.9%	8.9%

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective December 21, 2010, in accordance with the terms of the indenture, the restrictive legend on the 4 1/16% Debentures was removed and the 4 1/16% Debentures are freely tradable pursuant to Rule 144 under the Securities Act of 1933 without volume restrictions by any holder that is not an affiliate of the Company at the time of sale and has not been an affiliate during the preceding three months.

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

d.	Other Debt:

	As of
	November 30,
	2010	2009
	(In millions)

Promissory note, bearing interest at 5.00% per annum, payable in annual installments of $0.7 million plus interest, maturing in January 2011	$0.7	$1.4
Capital lease, payable in monthly installments, maturing in March 2017	1.3	—

Total other debt	$2.0	$1.4

In January 2007, the Company purchased, for $4.3 million, approximately 180 acres of land which had been previously leased by the Company. The purchase was financed with $1.5 million of cash and a $2.8 million promissory note. The promissory note is payable in four equal annual installments, matures in January 2011, and bears interest at a per annum rate of 5.00%.

6.	Retirement Benefits

a.	Plan Descriptions

Pension Benefits

On November 25, 2008, the Company decided to amend the defined benefit pension and benefits restoration plans to freeze future accruals under such plans. Effective February 1, 2009 and July 31, 2009, future benefit accruals for all current salaried employees and collective bargaining unit employees were discontinued, respectively. No employees lost their previously earned pension benefits.

As of November 30, 2010, the Company’s defined benefit pension plan assets and projected benefit obligations were approximately $1.4 billion and $1.6 billion, respectively. The Pension Protection Act (the “PPA”) requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the funded status of the plan as of specified measurement dates. The funded ratio as of November 30, 2009 under the PPA for our tax-qualified defined benefit pension plan was 95.6% which was above the 94.0% ratio required under the PPA. The required ratio to be met as of the November 30, 2010 measurement date is 96%. The final calculated PPA funded ratio as of November 30, 2010 is expected to be completed in the second half of 2011.

In general, the PPA requires companies with underfunded plans to make up the shortfall over a seven year period. These values are based on assumptions specified by the IRS, and are typically not the same as the amounts used for corporate financial reporting. On June 25, 2010, the president signed the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (“Pension Relief Act”) into law. The Pension Relief Act will allow pension plan sponsors to extend the shortfall amortization period from the seven years required under the PPA

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to either nine years (with interest-only payments for the first two years) or 15 years for shortfall amortization bases created during the years for which relief is elected. This election could be made for any two plan years during the period 2008-2011. The Company expects to elect the funding relief for plan years beginning 2010 and 2011 using the 15-year alternative amortization.

The value of the unfunded accrued benefits and amount of required contribution each year are based on a number of factors, including plan investment experience and interest rate environment and, as such, can fluctuate significantly from year to year. Companies may prepay contributions and, under certain circumstances, use those prepayment credits to satisfy the required funding of the pension plan’s annual required contribution thereby allowing the Company to defer cash payments into the pension plan. The Company has accumulated $62.7 million in such prepayment credits as of November 30, 2010. For fiscal 2011, the Company is not expecting to make a cash contribution to the pension plan.

The funded status of the pension plan may be adversely affected by the investment experience of the plan’s assets, by any changes in U.S. law, and by changes in the statutory interest rates used by “tax-qualified” pension plans in the U.S. to calculate funding requirements or other plan experience. Accordingly, if the performance of the Company’s plan assets does not meet our assumptions, if there are changes to the IRS regulations or other applicable law or if other actuarial assumptions are modified, the future contributions to the Company’s underfunded pension plan could be higher.

Medical and Life Benefits

The Company provides medical and life insurance benefits to certain eligible retired employees, with varied coverage by employee group. Generally, employees hired after January 1, 1997 are not eligible for medical and life insurance benefits. The medical benefit plan provides for cost sharing between the Company and its retirees in the form of retiree contributions, deductibles, and coinsurance. Medical and life benefit obligations are unfunded.

Defined Contribution 401(k) Benefits

The Company sponsors a defined contribution 401(k) plan and participation in the plan is available to all employees. Company contributions to the plan generally have been based on a percentage of employee contributions and, prior to April 15, 2009, the Company’s contributions to the plan had been directed entirely in the GenCorp Stock Fund. Effective January 15, 2009, the Company discontinued the employer matching component to the defined contribution 401(k) plan for non-union employees. Effective March 15, 2009, transfers into the GenCorp Stock Fund were no longer permitted. Effective April 15, 2009, all future contribution investment elections directed into the GenCorp Stock Fund were redirected to other investment options and the Company’s union employee matching contributions are being made in cash. Effective the first full payroll commencing in July 2010, for non-union employees, the Company reinstated in cash its matching contributions at the same level in effect prior to January 15, 2009 and invested according to participants’ investment elections in effect at the time of contribution. The cost of the 401(k) plan was $3.7 million in fiscal 2010, $2.0 million in fiscal 2009, and $9.2 million in fiscal 2008.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

b.	Plan Results

Summarized below is the balance sheet impact of the Company’s pension benefits and medical and life benefits. Pension benefits include the consolidated qualified plan and the unfunded non-qualified plan for benefits provided to employees beyond those provided by the Company’s qualified plans. Plan assets, benefit obligations, and the funded status of the plans were determined at November 30, 2010 and 2009 for fiscal 2010 and 2009, respectively.

			Medical and
	Pension Benefits		Life Benefits
	As of November 30,
	2010	2009	2010	2009
	(In millions)

Change in fair value of plan assets:
Fair value — beginning of year	$1,335.5	$1,543.3	$—	$—
Gain (loss) on plan assets	172.3	(46.6)	—	—
Employer contributions(1)	1.2	5.8	5.9	10.1
Benefits paid(2)	(134.7)	(167.0)	(5.9)	(10.1)

Fair Value — end of year	$1,374.3	$1,335.5	$—	$—

Change in benefit obligation:
Benefit obligation — beginning of year	$1,561.6	$1,481.7	$82.9	$76.1
Service cost(3)	4.4	10.8	0.2	0.2
Interest cost	86.1	113.1	4.0	6.2
Actuarial losses (gains)	49.2	123.0	(2.3)	10.5
Benefits paid	(134.7)	(167.0)	(5.9)	(10.1)

Benefit obligation — end of year(4)	$1,566.6	$1,561.6	$78.9	$82.9

Funded status of the plans	$(192.3)	$(226.1)	$(78.9)	$(82.9)

Amounts Recognized in the Consolidated Balance Sheets:
Postretirement medical and life benefits, current			$(7.1)	$(7.2)
Postretirement medical and life benefits, noncurrent			(71.8)	(75.7)
Pension liability, current (component of other current liabilities)	$(1.2)	$(1.1)
Pension liability, non-qualified (component of other non-current liabilities)	(15.6)	(14.7)
Pension benefits, noncurrent	(175.5)	(210.3)

Net Liability Recognized in the Consolidated Balance Sheets	$(192.3)	$(226.1)	$(78.9)	$(82.9)

(1)	During the fourth quarter of fiscal 2009, the Company made a voluntary contribution of $4.4 million.

(2)	Benefits paid for medical and life benefits is net of the Medicare Part D Subsidy of $0.6 million and $0.7 million received in fiscal 2010 and 2009, respectively.

(3)	For fiscal 2010, service cost for pension benefits represents the administrative costs of the pension plan. For fiscal 2009, service cost for pension benefits include administrative costs and service cost for all current salaried employees until February 1, 2009 and collective bargaining unit employees until July 31, 2009.

(4)	Pension amounts include $16.8 million in fiscal 2010 and $15.8 million in fiscal 2009 for unfunded plans.

Due to freezing of the plan benefits in fiscal 2009, the accumulated benefit obligation for the defined benefit pension plans was equal to the benefit obligation as of the November 30, 2010 and 2009 measurement dates.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of net periodic benefit expense (income) for continuing operations are as follows:

				Medical and
	Pension Benefits			Life Benefits
	Year Ended
	2010	2009	2008	2010	2009	2008
	(In millions)

Service cost(1)	$4.4	$6.3	$19.7	$0.2	$0.2	$0.3
Interest cost on benefit obligation	86.1	89.3	96.5	4.0	5.0	5.3
Assumed return on plan assets(2)	(107.8)	(103.8)	(123.8)	—	—	—
Amortization of prior service costs	—	—	2.0	0.1	0.1	0.1
Amortization of net losses (gains)	58.8	(1.0)	14.7	(3.9)	(8.0)	(6.8)

Net periodic benefit expense (income)	$41.5	$(9.2)	$9.1	$0.4	$(2.7)	$(1.1)

(1)	For fiscal 2010, service cost for pension benefits represents the administrative costs of the pension plan. For fiscal 2009, service cost for pension benefits include administrative costs and service cost for all current salaried employees until February 1, 2009 and collective bargaining unit employees until July 31, 2009. For fiscal 2008, service cost for pension benefits is the actuarial present value of benefits attributed by the defined benefit pension plans’ benefit formulas for services rendered by participants during the period, including the administrative costs.

(2)	The actual return (loss) and rate of return (loss) on plan assets are as follows:

	Year Ended
	2010	2009	2008
	(In millions)

Actual return (loss) on plan assets	$172.3	$(46.6)	$(29.5)
Actual rate of return (loss) on plan assets	13.7%	(1.9)%	(2.0)%

Market conditions and interest rates significantly affect assets and liabilities of the pension plans. Pension accounting permits market gains and losses to be deferred and recognized over a period of years. This “smoothing” results in the creation of other accumulated income or loss which will be amortized to pension costs in future years. The accounting method the Company utilizes recognizes one-fifth of the unamortized gains and losses in the market-related value of pension assets and all other gains and losses including changes in the discount rate used to calculate benefit costs each year. Investment gains or losses for this purpose are the difference between the expected return and the actual return on the market-related value of assets which smoothes asset values over three years. Although the smoothing period mitigates some volatility in the calculation of annual retirement benefit expense, future expenses are impacted by changes in the market value of pension plan assets and changes in interest rates.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

c.	Plan Assumptions

The Company used the following assumptions, calculated based on a weighted-average, to determine the benefit obligations and net periodic benefit expense for the applicable fiscal year.

	Pension		Medical and
	Benefits		Life Benefits
	2010	2009	2010	2009

Discount rate (benefit obligations)	5.21%	5.65%	4.65%	5.09%
Discount rate (benefit restoration plan benefit obligations)	5.34%	5.60%	*	*
Discount rate (net periodic benefit expense)	5.65%	7.60%	5.09%	6.85%
Expected long-term rate of return on plan assets	8.00%	8.00%	*	*
Ultimate healthcare trend rate	*	*	5.00%	4.50%
Initial healthcare trend rate (pre-65)	*	*	9.00%	10.60%
Year ultimate rate attained (pre-65)	*	*	2021	2028
Initial healthcare trend rate (post 65)	*	*	9.00%	9.00%
Year ultimate rate attained (post 65)	*	*	2021	2028

*	Not applicable.

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

The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates for the medical benefit plans. For fiscal 2010 medical benefit obligations, the Company assumed a 9.0% annual rate of increase for pre and post 65 participants in the per capita cost of covered healthcare claims with the rate decreasing over 10 years until reaching 5.0%.

A one percentage point change in the key assumptions would have the following effects on the projected benefit obligations as of November 30, 2010 and on expense for fiscal 2011:

Pension Benefits and
	Medical and Life Benefits		Expected Long-term	Assumed Healthcare
	Discount Rate		Rate of Return	Cost Trend Rate
		Projected		Net Periodic	Accumulated
	Net Periodic	Benefit	Net Periodic Pension	Medical and Life	Benefit
	Benefit Expense	Obligation	Benefit Expense	Benefit Expense	Obligation
(In millions)

1% decrease	$21.3	$153.4	$12.8	$(0.1)	$(2.0)
1% increase	(20.9)	(140.3)	(12.8)	0.1	2.2

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

d.	Plan Assets and Investment Policy

The Company’s investment strategy consists of a long-term, risk-controlled approach using diversified investment options. Plan assets are invested in asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. The investment goals are to achieve the long term rate of return within reasonable and prudent levels of risk and to preserve the value of assets to meet future obligations. Alternative investments include hedge funds, venture capital funds, and other investments. Within each type of investment the allocation may change as a result of changing market conditions and dynamic tactical investment opportunities.

The Company’s pension plans weighted average asset allocation and the investment policy asset allocation targets at November 30, 2010, by asset category, are as follows:

	2010
	Actual	Target(1)

Cash and cash equivalents	17%	—%
Equity securities	34	32
Fixed income	31	50
Real estate investments	2	2
Private equity holdings	6	—
Alternative investments	10	16

	100%	100%

(1)	Assets rebalanced periodically to remain within a reasonable range of the target. The Company is in the process of evaluating and updating its overall investment strategy and asset allocation targets.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the Company’s pension plan assets by asset category and by level at November 30, 2010 is as follows:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In millions)

Cash and cash equivalents	$238.7	$127.1	$111.6	$—
Equity securities:
Domestic equity securities	376.7	310.9	65.8	—
International equity securities	174.8	36.7	138.1	—
Derivatives	(77.7)	(77.7)	—	—
Fixed income:
U.S. government securities	5.7	—	5.7	—
Foreign government securities	0.2	—	—	0.2
Corporate debt securities	170.1	2.0	168.1	—
Asset-backed securities	247.0	—	245.6	1.4
Derivatives	(1.7)	—	(1.7)	—
Real estate investments	21.6	—	—	21.6
Private equity holdings	83.1	—	—	83.1
Alternative investments	137.1	—	—	137.1

Total	1,375.6	$399.0	$733.2	$243.4

Receivables	13.1
Payables	(14.4)

Total	$1,374.3

The following is a description of the significant investment strategies and valuation methodologies used for the investments measured at fair value, including the general classification of such investments pursuant to the valuation hierarchy.

Cash and cash equivalents

Cash and cash equivalents are held in money market accounts or invested in Short-Term Investment Funds (“STIFs”). Cash and cash equivalents held in money market accounts are classified as Level 1 investments. STIFs are not traded on an exchange and active market, and therefore are classified as Level 2 investments.

Equity securities

Equity securities are invested broadly in U.S. and non-U.S. companies which are in various industries and through a range of market capitalization in common stocks and Common Collective Trusts (“CCTs”). Common stocks are stated at fair value as quoted on a recognized securities exchange and are valued at the last reported sales price on the last business day of the Plan year and are classified as Level 1 investments. CCTs are not traded on an exchange and active market, however, the fair value is determined based on the underlying investments as traded in an exchange and active market, and therefore are classified as Level 2 investments. Derivatives primarily include options and short equity positions, which are all listed on an exchange and active market and classified as Level 1 investments.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fixed income securities

Fixed income securities are invested in a variety of instruments including but not limited to government securities, corporate debt securities, and asset-backed securities.

U.S. government securities are valued at bid evaluations which are evaluated prices using observable and market-based inputs and are classified as Level 2 investments. Foreign government securities are priced by investment managers using unobservable inputs such as extrapolated data, proprietary models, or indicative quotes and are classified as Level 3 investments.

Corporate debt securities are invested in corporate bonds and CCTs. Corporate bonds that are actively traded in a robust and visible market are classified as Level 1 investments. Corporate bonds that are valued at bid evaluations using observable and market-based inputs are classified as Level 2 investments. CCTs are priced by investment managers using observable inputs of the underlying bond securities and are classified as Level 2 investments.

Asset-backed securities, including government-backed mortgage securities, non-government-backed collateralized mortgage obligations, asset-backed securities, and commercial mortgage-backed securities, are valued at bid evaluations which are evaluated prices using observable or unobservable inputs. These securities are classified as Level 2 investments if the evaluated prices are calculated using observable and market-based inputs and are classified as Level 3 investments if the evaluated prices are calculated using unobservable inputs such as extrapolated data, proprietary models, or indicative quotes.

Derivatives are the short fixed income positions which are priced using observable inputs and are classified as Level 2 investments.

Real estate investments

Real estate investments include but not limited to investments in office, retail, residential and industrial properties and are valued based on either cash flows from future rents or sales of comparable properties, which are estimated based on information provided by the Company to local independent appraisers and are classified as Level 3 investments.

Private equity holdings

Private equity holdings are primarily limited partnerships and fund-of-funds that mainly invest in U.S. and non-U.S. leveraged buyout, venture capital and special situation strategies. Generally, the holdings are valued at public market, private market, or appraised value. Private equity holdings are valued at total market value or Net Asset Value (“NAV”), which are estimated by investment managers using unobservable inputs such as extrapolated data, proprietary data, or indicative quotes and are classified as Level 3 investments.

Alternative investments

Alternative investments primarily consist of multi-strategy hedge funds that invest across a range of equity and debt securities in a variety of industry sectors. Generally, the holdings are valued at public market, private market, or appraised value. Alternative investments are valued at NAV calculated by investment managers using unobservable inputs such as extrapolated data, proprietary data, or indicative quotes and are classified as Level 3 investments.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the fair value of the Level 3 investments during the year ended November 30, 2010 were as follows:

		Unrealized	Realized	Purchases,	Transfers
	November 30	Gains(Losses)	Gains	Issuances, and	out of	November 30
	2009	on Plan Assets	on Plan Assets	Settlements	Level 3	2010
	(In millions)

Fixed income:
Foreign government securities	$0.4	$—	$—	$(0.2)	$—	$0.2
Corporate securities	0.2	—	—	(0.2)	—	—
Asset-backed securities	5.3	(0.6)	1.2	(3.5)	(1.0)	1.4
Real estate investments	26.8	(5.2)	—	—	—	21.6
Private equity holdings	71.2	11.1	—	0.8	—	83.1
Alternative investments	128.8	0.8	13.5	(6.0)	—	137.1

Total	$232.7	$6.1	$14.7	$(9.1)	$(1.0)	$243.4

e.	Benefit Payments

The following presents estimated future benefit payments:

	Pension	Medical and Life Benefits
	Benefit	Gross Benefit	Medicare D	Net Benefit
Year Ending November 30,	Payments	Payments	Subsidy	Payments
	(In millions)

2011	$130.5	$7.9	$0.7	$7.2
2012	128.4	7.7	0.7	7.0
2013	125.8	9.0	0.7	8.3
2014	122.8	8.7	0.7	8.0
2015	119.8	8.4	0.3	8.1
Years 2016 — 2020	550.0	35.2	1.4	33.8

7.	Commitments and Contingencies

a.	Lease Commitments and Income

The Company and its subsidiaries lease certain facilities, machinery and equipment, and office buildings under long-term, non-cancelable operating leases. The leases generally provide for renewal options ranging from one to ten years and require the Company to pay for utilities, insurance, taxes, and maintenance. Rent expense was $11.3 million in fiscal 2010, $11.6 million in fiscal 2009, and $10.3 million in fiscal 2008.

The Company also leases certain surplus facilities to third parties. The Company recorded lease income of $6.8 million in fiscal 2010, $6.4 million in fiscal 2009, and $6.1 million in fiscal 2008 related to these arrangements, which have been included in net sales.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The future minimum rental commitments under non-cancelable operating leases with initial or remaining terms of one year or more and lease revenue in effect as of November 30, 2010 were as follows:

	Future Minimum	Future Minimum
Year Ending November 30,	Rental Commitments	Rental Income
	(In millions)

2011	$9.9	$5.7
2012	8.3	4.4
2013	5.6	4.2
2014	3.5	4.4
2015	2.0	4.5
Thereafter	3.2	2.3

	$32.5	$25.5

b.	Legal Matters

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

Groundwater Cases

South El Monte Operable Unit (“SEMOU”) Related Cases

In October 2002, Aerojet and approximately 65 other individual and corporate defendants were served with four civil suits filed in the U.S. District Court for the Central District of California that seek recovery of costs allegedly incurred or to be incurred in response to the contamination present at the South El Monte Operable Unit of the San Gabriel Valley Superfund site. The cases served on October 30, 2002 are denominated as follows:

San Gabriel Valley Water Company v. Aerojet-General Corporation, et al., Case No. CV-02-6346 ABC (RCx), U.S. District Court, Central District of CA.

San Gabriel Basin Water Quality Authority v. Aerojet-General Corporation, et al., Case No. CV-02-4565 ABC (RCx), U.S. District Court, Central District of CA.

Southern California Water Company v. Aerojet-General Corporation, et al., Case No. CV-02-6340 ABC (RCx), U.S. District Court, Central District of CA.

The City of Monterey Park v. Aerojet-General Corporation, et al., Case No. CV-02-5909 ABC (RCx), U.S. District Court, Central District of CA.

The cases have been coordinated for ease of administration by the court. The plaintiffs’ claims against Aerojet are based upon allegations of discharges from a former site in the El Monte area. The total cost estimate to implement projects under a Unilateral Administrative Order (“UAO”) prepared by the EPA and the water entities is approximately $90 million. Aerojet investigations do not identify a credible connection between the contaminants identified by the plaintiff water entities in the SEMOU and those detected at Aerojet’s former facility located in El Monte, California, near the SEMOU (“East Flair Drive site”). Aerojet filed third-party complaints against several

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

water entities on the basis that they introduced perchlorate-containing Colorado River water to the basin. Those water entities have filed motions to dismiss Aerojet’s complaints. The motions and discovery have been stayed, pending efforts to resolve the litigation through mediation. During the period in which the litigation has been stayed, EPA, the California Department of Toxic Substances Control (“DTSC”) and the plaintiff water entities have reached settlements through the mediation process with various of the parties sued, which have been brought to the Federal District Court for approval. Certain of the settlements have been challenged by Aerojet and other defendants and are not finally resolved.

During fiscal 2010, Aerojet received correspondence from EPA on behalf of itself, the DTSC and the water entities regarding settlement. Aerojet participated in mediation with EPA, DTSC and the water entities to resolve the claims, and reached a tentative settlement with EPA and DTSC in mid-December 2010 which was accepted by the water entities in January 2011. The settlement now must be approved by EPA and published for public comment. Aerojet recorded the impact of the tentative settlement in the fourth quarter of fiscal 2010. If settlement negotiations fail, the litigation stay is likely to be lifted and EPA may refer the matter to the U.S. Department of Justice for litigation, seeking to hold Aerojet liable for past and future costs, to recover costs of suit and attorneys’ fees, and as to any accrued interest, penalties or statutory damages. Should settlement not be reached, Aerojet intends to vigorously defend itself. The Company has accrued management’s best estimate of such contingencies as a component of its environmental reserves.

Caldwell

In December 2007, Aerojet was named as a defendant in a lawsuit brought by six individuals who allegedly resided in the vicinity of Aerojet’s Sacramento facility. The case is entitled Caldwell et al. v. Aerojet-General Corporation, Case No. 34-2000-00884000CU-TT-GDS, Sacramento County (CA) Superior Court and the complaint was served on April 3, 2008. Plaintiffs allege that Aerojet contaminated groundwater to which plaintiffs were exposed and which caused plaintiffs illness and economic injury. Plaintiffs filed three subsequent amended complaints, bringing the total number of individuals on whose behalf suit was filed to eighteen. Aerojet filed answers to the various complaints denying liability. During the fourth quarter of fiscal 2010, the parties entered into a confidential settlement of the litigation. The settlement, the respective payments, and the recording of the impact of the settlement was completed in fiscal 2010.

Sacramento County Water Agency (collectively, “SCWA”)

In August 2003, the County of Sacramento, SCWA and Aerojet entered into a water agreement (“Agreement”). Under the Agreement, Aerojet agreed to transfer remediated groundwater to SCWA. This was anticipated to satisfy Aerojet’s water replacement obligations in eastern Sacramento County. Subject to various provisions of the Agreement, including approval under the California Environmental Quality Act, SCWA assumed Aerojet’s responsibility for providing replacement water to American States Water Company and other impacted water purveyors up to the amount of remediated water Aerojet transfers to the County of Sacramento (“County”). Aerojet also agreed to pay SCWA approximately $13 million over several years toward the cost of constructing a replacement water supply project. If the amount of Aerojet’s transferred water was in excess of the replacement water provided to the impacted water purveyors, SCWA committed to make such water available for the entitlement of Aerojet’s land in an amount equal to the excess.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 30, 2009, SCWA notified Aerojet and Boeing that it was not prepared to extend the tolling period and intended to file suit. On July 1, 2009, the County and SCWA filed a complaint against Aerojet and Boeing in the U.S. District Court for the Eastern District of California, in Sacramento, County of Sacramento; Sacramento County Water Agency v. Aerojet-General Corporation and The Boeing Corporation [sic], Civ. No. 2:09-at-1041. In the complaint, the County and SCWA alleged that because groundwater contamination from various sources including Aerojet, Boeing/MDC, and the former Mather Air Force Base, was continuing, the County and SCWA should be awarded unspecified monetary damages as well as declaratory and equitable relief. The complaint was served, but the parties entered into joint stipulations staying the proceedings to allow for settlement negotiations. The current stay is in effect to May 30, 2011. The Company cannot reasonably estimate the outcome of this proceeding at this time.

M&H Realty/Fullerton case

On July 7, 2008, Aerojet was served with a complaint brought by the owner of property in Fullerton, California at which Aerojet had operated for over twenty years. Aerojet sold the property in 1984 to MDC, also a defendant in the lawsuit, which redeveloped and subsequently sold the property. The complaint, entitled M&H Realty Partners V, L.P. v Aerojet-General Corporation, Boeing Realty Corporation and McDonnell Douglas Corporation, et al. Case No. 30-2008-00080378-CU-TT-CXC, is pending in the Superior Court for Orange County, California. The property owner alleges Aerojet and Boeing, the successor to MDC, are responsible for soil contamination that has increased the costs of further redevelopment of the property. The parties have entered settlement negotiations. The trial date has been rescheduled to August 15, 2011 to allow for these settlement negotiations. Should settlement not be reached, Aerojet intends to vigorously defend itself. The Company has accrued management’s best estimate of such contingencies as a component of its environmental reserves.

Asbestos Litigation

The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Texas and Pennsylvania. There were 141 asbestos cases pending as of November 30, 2010.

Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued for such contingencies.

Subpoenas Duces Tecum

On January 6, 2010, the Company received a subpoena duces tecum from the Defense Criminal Investigative Service of the Office of the Inspector General of the DoD, working in conjunction with the Civil Division of the United States Attorneys’ office in Sacramento, California, requesting that the Company produce a variety of documents pertaining to the allowability of certain costs under its contracts with the DoD from October 1, 2003 to the present. On September 23, 2010, the Company received a subpoena duces tecum from the U.S. Army Criminal Investigation Command, acting on behalf of the Office of the Inspector General of the DoD, requesting that the Company produce a variety of documents pertaining to the use of certain estimating factors under its contracts with the DoD. The Company is currently unable to reasonably estimate what the outcome of these civil investigations will be or the impact, if any, the investigations may have on the Company’s operating results, financial condition, and/or cash flows. Accordingly, no estimate of future liability has been accrued for such contingencies. The Company has and continues to cooperate fully with these investigations and is responding to the subpoenas.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Snappon SA Wrongful Discharge Claims

In November 2003, the Company announced the closing of a manufacturing facility in Chartres, France owned by Snappon SA, a subsidiary of the Company, previously involved in the automotive business. In accordance with French law, Snappon SA negotiated with the local works’ council regarding the implementation of a social plan for the employees. Following the implementation of the social plan, approximately 188 of the 249 former Snappon employees sued Snappon SA in the Chartres Labour Court alleging wrongful discharge. The claims were heard in two groups. On February 19, 2009, the Versailles Court of Appeal issued a decision in favor of Group 2 plaintiffs and based on this, the Court awarded €1.9 million plus interest. On April 7, 2009, the Versailles Court of Appeal issued a decision in favor of Group 1 plaintiffs and based on this, the Court awarded €1.0 million plus interest. During the second quarter of fiscal 2009, Snappon SA filed for declaration of suspensions of payments with the clerk’s office of the Paris Commercial Court, and the claims will likely be discharged through those proceedings. The Company has accrued a loss contingency of €2.9 million ($3.8 million) plus interest for this matter.

GDX Automotive

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of November 30, 2010, the aggregate range of these anticipated environmental costs was $217.7 million to $379.9 million and the accrued amount was $217.7 million. See Note 7(d) for a summary of the environmental reserve activity for fiscal year 2010. Of these accrued liabilities, approximately 64% relates to the Sacramento, California site and approximately 21% to the Baldwin Park Operable Unit of the San Gabriel Valley, California site. Each of those two sites is discussed below. The balance of the accrued liabilities relates to other sites for which the Company’s obligations are probable and estimable.

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

Aerojet is involved in various stages of soil and groundwater investigation, remedy selection, design, and remedy construction associated with the operable units. In 2002, the U.S. EPA issued a UAO requiring Aerojet to implement the U.S. EPA-approved remedial action in the Western Groundwater Operable Unit. An identical order was issued by the California Regional Water Quality Control Board, Central Valley (“Central Valley RWQCB”). Construction of the remedy specified in the UAO is anticipated to be completed in fiscal 2011. Aerojet submitted a final Remedial Investigation/Feasibility Study for the Perimeter Groundwater Operable Unit in 2008, for which the U.S. EPA will issue a record of decision sometime in the future. Aerojet submitted a final Remedial Investigation Report for the Boundary Operable Unit in 2010 and anticipates submittal of the final Feasibility Study for this operable unit in 2011. The remaining operable units are under various stages of investigation.

Until March 2008, the entire southern portion of the site known as Rio Del Oro was under state orders issued in the 1990s from the DTSC to investigate and remediate environmental contamination in the soils and the Central Valley RWQCB to investigate and remediate groundwater environmental contamination. On March 14, 2008, the DTSC released all but approximately 400 acres of the Rio Del Oro property from DTSC’s environmental orders regarding soil contamination. Aerojet expects the approximately 400 acres of Rio Del Oro property that remain subject to the DTSC orders to be released once the soil remediation has been completed. The Rio Del Oro property remains subject to the Central Valley RWQCB’s orders to investigate and remediate groundwater environmental contamination emanating offsite from such property. Pursuant to a settlement agreement entered into in 2009, Aerojet and Boeing have defined responsibilities with respect to future costs and environmental projects relating to this property.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

San Gabriel Valley Basin, California Site

Baldwin Park Operable Unit (“BPOU”)

As a result of its former Azusa, California operations, in 1994 Aerojet was named a PRP by the U.S. EPA in the area of the San Gabriel Valley Basin superfund site known as the BPOU. Between 1995 and 1997, the U.S. EPA issued Special Notice Letters to Aerojet and eighteen other companies requesting that they implement a groundwater remedy. On June 30, 2000, the U.S. EPA issued a UAO ordering the PRPs to implement a remedy consistent with the 1994 record of decision. Aerojet, along with seven other PRPs (“the Cooperating Respondents”) signed a Project Agreement in late March 2002 with the San Gabriel Basin Water Quality Authority, the Main San Gabriel Basin Watermaster, and five water companies. The Project Agreement, which has a term of fifteen years, became effective May 9, 2002 and will terminate May 2017. It is uncertain as to what remedial actions will be required beyond 2017. However, the Project Agreement stipulates that the Parties agree to negotiate in good faith in an effort to reach agreement as to the terms and conditions of an extension of the term in the event that a Final Record of Decision anticipates, or any of the parties desire, the continued operation of all or a substantial portion of the project facilities.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Toledo, Ohio Site

In August 2007, the Company, along with numerous other companies, received from the United States Department of Interior Fish and Wildlife Service a notice of a Natural Resource Damage (“NRD”) Assessment Plan for the Ottawa River and Northern Maumee Bay. The Company previously manufactured products for the automotive industry at a Toledo, Ohio site, which was adjacent to the Ottawa River. This facility was divested in 1990 and the Company indemnified the buyer for claims and liabilities arising out of certain pre-divestiture environmental matters. A group of PRPs, including GenCorp, was formed to respond to the NRD assessment and to pursue funding from the Great Lakes Legacy Act for primary restoration. The restoration project to be performed by the group consists of river dredging and land-filling river sediments with a total project cost in the range of

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $47 to $49 million, one half of which is being funded through the Great Lakes Legacy Act and the net project costs to the PRP group is estimated at $23.5 to $24.5 million. The actual dredging of the river, begun in December 2009, has been completed. During January 2011, the parties reached a tentative agreement on allocation. Based on a review of the current facts and circumstances with counsel, management has provided for what is believed to be a reasonable estimate of the loss exposure for this matter as a component of its environmental reserves. Still unresolved at this time is the actual NRD Assessment itself. It is not possible to predict the outcome or timing of these types of assessments, which are typically lengthy processes lasting several years, or the amounts for these damages.

In 2008, Textileather, Inc. (“Textileather”), the current owner of the former Toledo, Ohio site, filed a lawsuit against the Company claiming, among other things, that the Company failed to indemnify and defend Textileather for certain contractual environmental obligations. A second suit related to past and future RCRA closure costs was filed in late 2009. On May 5, 2010, the District Court granted the Company’s Motion for Summary Judgment, thereby dismissing the claims in the initial action. Textileather has appealed to the Sixth Circuit Court of Appeal and the briefing schedule has been extended. The parties are discussing settlement as part of the Sixth Circuit’s mandatory mediation program. There are no District Court ordered dates in the second Textileather suit, but the parties are conducting informal discovery. Based on a review of the current facts and circumstances, management has provided for what is believed to be a reasonable estimate of the loss exposure for this matter as a component of its environmental reserves.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s environmental reserve activity is shown below:

			Total
			Environmental
	Aerojet	Other	Reserve
	(In millions)

November 30, 2007	$259.5	$10.5	$270.0
Fiscal 2008 additions	39.8	5.8	45.6
Fiscal 2008 expenditures	(54.1)	(3.3)	(57.4)

November 30, 2008	245.2	13.0	258.2
Fiscal 2009 additions	19.9	3.6	23.5
Fiscal 2009 expenditures	(54.0)	(5.0)	(59.0)

November 30, 2009	211.1	11.6	222.7
Fiscal 2010 additions	27.9	8.6	36.5
Fiscal 2010 expenditures	(33.0)	(8.5)	(41.5)

November 30, 2010	$206.0	$11.7	$217.7

As of November 30, 2010, the Aerojet reserves include $139.8 million for the Sacramento site, $46.1 million for BPOU, and $20.1 million for other Aerojet reserves.

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

Pre-Close Environmental Costs	$20.0
Amount spent through November 30, 2010	(10.6)
Amount included as a component of reserves for environmental remediation costs in the consolidated balance sheet as of November 30, 2010	(1.3)

Remaining Pre-Close Environmental Costs	$8.1

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations and the total reimbursements are limited to a ceiling of $189.7 million. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through November 30, 2010	(82.2)

Potential future cost reimbursements available	107.5
Receivable from Northrop in excess of the annual limitation included as a component of other noncurrent assets in the Consolidated Balance Sheet as of November 30, 2010	(58.6)
Amounts recoverable from Northrop in future periods included as a component of recoverable from the U.S. government and other third parties for environmental remediation costs in the Consolidated Balance Sheet as of November 30, 2010	(48.9)

Potential future recoverable amounts available under the Northrop Agreement	$—

The Company’s applicable cost estimates reached the cumulative limitation under the Northrop Agreement during the third quarter of fiscal 2010. Accordingly, in future periods, the Company will incur a higher percentage of expense related to additions to the Sacramento site and BPOU site environmental reserve until an arrangement is reached with the U.S. government. While the Company is currently seeking an arrangement with the U.S. government to recover environmental expenditures in excess of the reimbursement ceiling identified in the Northrop Agreement, there can be no assurances that such a recovery will be obtained, or if not obtained, that such unreimbursed environmental expenditures will not have a materially adverse effect on the Company’s operating results, financial condition, and/or cash flows.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental reserves and estimated recoveries impact to the Consolidated Statements of Operations

The expenses and benefits associated with adjustments to the environmental reserves are recorded as a component of other expense, net in the consolidated statements of operations. Summarized financial information for the impact of environmental reserves and recoveries to the consolidated statements of operations is set forth below:

			Total
			Estimated
	Estimated	Estimated	Recoverable	Charge to	Total
	Recoverable	Recoverable	Amounts Under	Consolidated	Environmental
	Amounts from	Amounts from	U.S. Government	Statement of	Reserve
	Northrop	U.S. Government	Contracts	Operations	Additions
	(In millions)

Fiscal 2010	$2.8	$24.9	$27.7	$8.8	$36.5
Fiscal 2009	4.8	14.6	19.4	4.1	23.5
Fiscal 2008	9.7	25.2	34.9	10.7	45.6

e.	Arrangements with Off-Balance Sheet Risk

As of November 30, 2010, arrangements with off-balance sheet risk consisted of:

— $69.4 million in outstanding commercial letters of credit expiring within the next twelve months, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.

— Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to U.S. government agencies for environmental remediation activities (See Note 7(c) for additional information).

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

The Company inadvertently failed to register with the SEC the issuance of certain of its common shares in its defined contribution 401(k) employee benefit plan (the “Plan”). As a result, certain Plan participants who purchased such securities pursuant to the Plan may have the right to rescind certain of their purchases for consideration equal to the purchase price paid for the securities (or if such security has been sold, to receive consideration with respect to any loss incurred on such sale) plus interest from the date of purchase. As of November 30, 2010 and 2009, the Company has classified 0.5 million and 0.6 million shares, respectively, as redeemable common stock because the

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

redemption features are not within the control of the Company. The Company may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares. These shares have always been treated as outstanding for financial reporting purposes. In June 2008, the Company filed a registration statement on Form S-8 to register future transactions in the GenCorp Stock Fund in the Plan. During fiscal 2010, 2009, and 2008, the Company recorded a charge of $0.9 million, $1.3 million, and $1.7 million, respectively, for realized losses and interest associated with this matter.

9.	Shareholders’ Deficit

a.	Preference Stock

As of November 30, 2010 and 2009, 15.0 million shares of preferred stock were authorized and none were issued or outstanding.

b.	Common Stock

As of November 30, 2010, the Company had 150.0 million authorized shares of common stock, par value $0.10 per share, of which 58.1 million shares were issued and outstanding, and 40.5 million shares were reserved for future issuance for discretionary payments of the Company’s portion of retirement savings plan contributions, exercise of stock options (seven and ten year contractual life) and restricted stock (no maximum contractual life), payment of awards under stock-based compensation plans, and conversion of the Company’s Notes. See Note 8 for information about the Company’s redeemable common stock.

c.	Stock-based Compensation

Total stock-based compensation expense by type of award was as follows:

	Year Ended
	2010	2009	2008
	(In millions)

Stock appreciation rights (“SARS”)	$(0.9)	$2.8	$(1.4)
Stock options	0.2	—	—
Restricted stock, service-based	1.0	0.1	0.7
Restricted stock, performance-based	0.1	—	0.9

Total stock-based compensation expense	$0.4	$2.9	$0.2

The Company recorded an unusual charge of $2.4 million in the second quarter of fiscal 2008 related to the accelerated vesting of outstanding stock-based payment awards as a result of the Shareholder Agreement (see Note 13).

Stock Appreciation Rights:  As of November 30, 2010, a total of 1,246,968 SARS was outstanding under the 1999 Equity and Performance Incentive Plan (“1999 Plan”) and 2009 Equity and Performance Incentive Plan (“2009 Plan”). SARS granted to employees generally vest in one-third increments at one year, two years, and three years from the date of grant and have a ten year contractual life under the 1999 Plan and a seven year contractual life under the 2009 Plan. SARS granted to directors of the Company typically vest over a one year service period (half after six months and half after one year) and have a ten year contractual life under the 1999 Plan and a seven year contractual life under the 2009 Plan. These awards are similar to the Company’s employee stock options, but are settled in cash rather than in shares of common stock, and are classified as liability awards. Compensation cost for these awards is determined using a fair-value method and remeasured at each reporting date until the date of settlement. Stock-based compensation expense recognized is based on SARS ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s SARS as of November 30, 2010 and changes during fiscal 2010 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	SARS	Exercise	Contractual	Value
	(In thousands)	Price	Life (years)	(In millions)

Outstanding at November 30, 2009	1,054	$13.03
Granted	198	4.63
Cancelled	(5)	2.30

Outstanding at November 30, 2010	1,247	$11.74	6.1	$0.2

Exercisable at November 30, 2010	1,134	$12.46	6.1	$0.2

Expected to vest at November 30, 2010	112	$4.38	6.6	$0.1

The weighted average grant date fair value for SARS granted in fiscal 2010, 2009, and 2008 was $3.15, $3.85, and $5.20, respectively. None of the SARS were exercised in fiscal 2010, 2009, and 2008. As of November 30, 2010, there was $0.2 million of total stock-based compensation related to nonvested SARS. That cost is expected to be recognized over an estimated weighted-average amortization period of six months.

Restricted Stock, service-based:  As of November 30, 2010, a total of 426,813 shares of service-based restricted stock was outstanding which vest based on years of service under the 1999 Plan and 2009 Plan. Restricted shares are granted to key employees and directors of the Company. The fair value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of award and is being amortized on a straight line basis over the service period. Stock-based compensation expense recognized is based on service-based restricted stock ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.

The following is summary of the status of the Company’s service-based restricted stock as of November 30, 2010 and changes during fiscal 2010:

	Service
	Based	Weighted
	Restricted	Average
	Stock	Grant Date
	(In thousands)	Fair Value

Outstanding at November 30, 2009	30	$6.55
Granted	404	5.89
Vested	(8)	4.63

Outstanding and expected to vest at November 30, 2010	426	$5.96

As of November 30, 2010, there was $1.8 million of total stock-based compensation related to nonvested service-based restricted stock. That cost is expected to be recognized over an estimated weighted-average amortization period of twenty-four months. The intrinsic value of the service-based restricted stock outstanding and expected to vest at November 30, 2010 was $2.1 million. Additionally, the intrinsic value of the service-based restricted stock vested during fiscal 2008 was $1.1 million. The weighted average grant date fair values for service-based restricted stock granted in fiscal 2009 and 2008 was $2.39 and $10.84, respectively.

Restricted Stock, performance-based:  As of November 30, 2010, a total of 224,865 shares of performance-based restricted shares was outstanding under the 1999 Plan and 2009 Plan. The performance-based restricted stock vests if the Company meets various operations and earnings targets set by the Organization & Compensation Committee of the Board. The fair value of the performance-based restricted stock awards was based on the closing market price of the Company’s common stock on the date of award and is being amortized over the estimated

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

service period to achieve the operations and earnings targets. If certain operations and earnings targets are exceeded, additional restricted stock may be required to be granted to individuals up to a maximum additional grant of 25% of the initial grant. Stock-based compensation expense recognized for all years presented is based on performance-based restricted stock ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.

The following is a summary of the status of the Company’s performance-based restricted stock as of November 30, 2010 and changes during fiscal 2010:

	Performance
	Based	Weighted
	Restricted	Average
	Stock	Grant Date
	(In thousands)	Fair Value

Outstanding at November 30, 2009	137	$4.54
Granted	93	4.91
Cancelled	(5)	4.54

Outstanding at November 30, 2010	225	$4.69

Expected to vest at November 30, 2010	139	$4.79

As of November 30, 2010, there was $1.0 million of total stock-based compensation related to nonvested performance-based restricted stock. That cost is expected to be recognized over an estimated weighted-average amortization period of nineteen months. The intrinsic value of the performance-based restricted stock outstanding and expected to vest at November 30, 2010 was $1.1 million and $0.7 million, respectively. The intrinsic value of the performance-based restricted stock vested during fiscal 2008 was $1.4 million. The weighted average grant date fair value for performance-based restricted stock granted in fiscal 2009 was $4.54.

Stock Options:  As of November 30, 2010, a total of 1,479,533 stock options was outstanding under the 1999 Plan and 2009 Plan. The 2009 stock option grants are performance-based and vest if the Company meets various operations and earnings targets set by the Organization & Compensation Committee of the Board. The fair value is being amortized over the estimated service period to achieve the operations and earnings targets. If certain operations and earnings targets are exceeded, additional stock options may be required to be granted to individuals up to a maximum additional grant of 25% of the initial grant.

A summary of the status of the Company’s stock options as of November 30, 2010 and changes during fiscal 2010 is presented below:

			Weighted
		Weighted	Average
	Stock	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(In thousands)	Price	Life	(In millions)

Outstanding at November 30, 2009	1,291	$9.28
Granted	456	5.40
Cancelled	(267)	9.38

Outstanding at November 30, 2010	1,480	$8.07	3.9	$0.1

Exercisable at November 30, 2010	834	$10.33	1.3	$—

Expected to vest at November 30, 2010	522	$5.29	7.0	$—

As of November 30, 2010, there was $1.7 million of total stock-based compensation related to nonvested stock options. That cost is expected to be recognized over an estimated weighted-average amortization period of nineteen

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

months. The weighted average grant date fair value for stock options granted in fiscal 2010 and fiscal 2009 was $3.11 and $2.77, respectively.

The following table summarizes the range of exercise prices and weighted-average exercise prices for options outstanding as of November 30, 2010 under the Company’s stock option plans:

		Outstanding
				Weighted
		Stock	Weighted	Average
		Options	Average	Remaining
Year	Range of Exercise	Outstanding	Exercise	Contractual
Granted	Prices	(In thousands)	Price	Life (years)

2001	$10.44 – $12.30	322	$10.85	0.2
2002	$ 9.77 – $15.43	201	$12.62	1.5
2003	$ 7.73 – $ 9.29	282	$8.04	2.3
2004	$10.92	28	$10.92	3.2
2009	$ 4.54	191	$4.54	8.6
2010	$ 4.91 – $ 7.14	456	$5.40	6.8

		1,480

Valuation Assumptions

The fair value of the stock options granted in fiscal 2010 and 2009 were estimated using a Black-Scholes Model with the following weighted average assumptions:

	Year Ended
	2010	2009

Expected life (in years)	7.0	8.0
Volatility	55.43%	53.93%
Risk-free interest rate	2.44%	3.24%
Dividend yield	0.00%	0.00%

The fair value of SARS were estimated using a Black-Scholes Model with the following weighted average assumptions:

	Year Ended
	2010	2009	2008

Expected life (in years)	5.1	6.1	5.9
Volatility	66.53%	58.83%	43.25%
Risk-free interest rate	1.56%	2.47%	2.44%
Dividend yield	0.00%	0.00%	0.00%

Expected Term:  The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules.

Expected Volatility:  The fair value of stock-based payments were valued using the Black-Scholes Model with a volatility factor based on the Company’s historical stock prices. The range of expected volatility used in the Black-Scholes Model was 55% to 89% as of November 30, 2010.

Expected Dividend:  The Black-Scholes Model requires a single expected dividend yield as an input. The Senior Credit Facility and 9 1/2% Notes restrict the payment of dividends and the Company does not anticipate paying cash dividends in the foreseeable future.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Risk-Free Interest Rate:  The Company bases the risk-free interest rate used in the Black-Scholes Model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The range of risk-free interest rates used in the Black-Scholes Model was 0.6% to 2.5% as of November 30, 2010.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected financial information for each reportable segment was as follows:

	Year Ended
	2010	2009	2008
	(In millions)

Net Sales:
Aerospace and Defense	$850.7	$787.2	$725.5
Real Estate	7.2	8.2	16.8

Total	$857.9	$795.4	$742.3

Segment Performance:
Aerospace and Defense	$99.6	$84.4	$78.0
Environmental remediation provision adjustments	(0.2)	(0.7)	(5.0)
Retirement benefit plan (expense) benefit	(29.3)	7.9	(15.7)
Unusual items (see Note 13)	(2.8)	(1.3)	(16.5)

Aerospace and Defense Total	67.3	90.3	40.8

Real Estate	5.3	4.4	10.3

Total	$72.6	$94.7	$51.1

Reconciliation of segment performance to income (loss) from continuing operations before income taxes:
Segment Performance	$72.6	$94.7	$51.1
Interest expense	(37.0)	(38.6)	(37.2)
Interest income	1.6	1.9	4.2
Stock-based compensation	(0.4)	(2.9)	(0.2)
Corporate retirement benefit plan (expense) benefit	(12.6)	4.0	7.7
Corporate and other expenses	(21.5)	(14.5)	(13.2)
Corporate unusual items (see Note 13)	(0.6)	(3.3)	(16.6)

Income (loss) from continuing operations before income taxes	$2.1	$41.3	$(4.2)

Aerospace and Defense	$18.2	$14.3	$21.3
Real Estate	—	—	—
Corporate	4.4	—	—

Capital Expenditures, cash and non-cash	$22.6	$14.3	$21.3

Aerospace and Defense	$27.6	$25.1	$24.7
Real Estate	0.3	0.6	0.8
Corporate	—	—	—

Depreciation and Amortization	$27.9	$25.7	$25.5

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of November 30,
	2010	2009
	(In millions)

Aerospace and Defense(1)	$647.0	$663.0
Real Estate	76.2	70.9

Identifiable assets	723.2	733.9
Corporate	268.3	201.0

Assets	$991.5	$934.9

(1)	The Aerospace and Defense operating segment had $94.9 million of goodwill as of November 30, 2010 and 2009. In addition, as of November 30, 2010 and 2009 intangible assets balances were $16.9 million and $18.5 million, respectively, for the Aerospace and Defense operating segment.

The Company’s continuing operations are located in the United States. Inter-area sales are not significant to the total sales of any geographic area. Unusual items included in segment performance pertained only to the United States.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In millions, except per share amounts)

2010
Net sales	$186.8	$234.1	$210.7	$226.3
Cost of sales (exclusive of items shown separately on Statement of Operations)	169.7	205.5	180.8	197.9
Unusual items	1.6	2.1	2.0	(2.3)
(Loss) income from continuing operations before income taxes	(5.7)	3.0	4.0	0.8
(Loss) income from continuing operations	(9.9)	12.9	3.5	(0.5)
Income (loss) from discontinued operations, net of income taxes	1.0	0.6	(0.7)	(0.1)
Net (loss) income	(8.9)	13.5	2.8	(0.6)
Basic (loss) income per share from continuing operations	(0.17)	0.22	0.06	(0.01)
Basic income (loss) per share from discontinued operations, net of income taxes	0.02	0.01	(0.01)	—
Basic net (loss) income per share	(0.15)	0.23	0.05	(0.01)
Diluted (loss) income per share from continuing operations	(0.17)	0.18	0.06	(0.01)
Diluted income (loss) per share from discontinued operations, net of income taxes	0.02	0.01	(0.01)	—
Diluted net (loss) income per share	$(0.15)	$0.19	$0.05	$(0.01)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In millions, except per share amounts)

2009
Net sales	$170.9	$183.0	$201.4	$240.1
Cost of sales (exclusive of items shown separately on Statement of Operations)	148.9	152.7	172.2	200.2
Unusual items	2.2	0.4	1.8	0.2
Income from continuing operations before income taxes	2.7	12.1	10.1	16.4
Income from continuing operations	23.2	10.6	10.8	14.3
Loss from discontinued operations, net of income taxes	(3.8)	(1.4)	(0.5)	(1.0)
Net income	19.4	9.2	10.3	13.3
Basic income per share from continuing operations	0.40	0.18	0.18	0.24
Basic loss per share from discontinued operations, net of income taxes	(0.07)	(0.02)	(0.01)	(0.01)
Basic net income per share	0.33	0.16	0.17	0.23
Diluted income per share from continuing operations	0.37	0.18	0.18	0.23
Diluted loss per share from discontinued operations, net of income taxes	(0.06)	(0.02)	(0.01)	(0.01)
Diluted net income per share	$0.31	$0.16	$0.17	$0.22

12.	Discontinued Operations

In November 2003, the Company announced the closing of a GDX manufacturing facility in Chartres, France owned by Snappon SA, a subsidiary of the Company. The decision resulted primarily from declining sales volumes with French automobile manufacturers. During the first quarter of fiscal 2009, Snappon SA had legal judgments rendered against it under French law, aggregating €2.9 million ($3.8 million) plus interest related to wrongful discharge claims by certain former employees of Snappon SA. During the second quarter of fiscal 2009, Snappon

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SA filed for declaration of suspensions of payments with the clerk’s office of the Paris Commercial Court (See Note 7(b)).

Summarized financial information for discontinued operations is set forth below:

	Year Ended
	2010	2009	2008
	(In millions)

Net sales	$—	$—	$—
Foreign currency gains (losses)	1.7	(1.6)	0.6
Income (loss) before income taxes	0.7	(6.7)	(0.2)
Income tax benefit	(0.1)	—	(0.1)
Income (loss) from discontinued operations	0.8	(6.7)	(0.1)

13.	Unusual Items

Charges and gains associated with unusual items are summarized as follows:

	Year Ended
	2010	2009	2008
	(In millions)

Aerospace and Defense:
Loss on legal matters and settlements	$2.8	$1.3	$2.9
Defined benefit pension plan amendment	—	—	13.6

Aerospace and defense unusual items	2.8	1.3	16.5

Corporate:
Executive severance agreements	1.4	3.1	—
Loss on debt repurchased	1.2	—	—
Loss on bank amendment	0.7	0.2	—
Gain on legal settlement and insurance recoveries	(2.7)	—	(1.2)
Defined benefit pension plan amendment	—	—	1.0
Shareholder agreement and related costs	—	—	16.8

Corporate unusual items	0.6	3.3	16.6

Total unusual items	$3.4	$4.6	$33.1

In fiscal 2010, the Company recorded $1.4 million associated with executive severance. In addition, the Company recorded a charge of $1.9 million related to the estimated unrecoverable costs of legal matters and $0.9 million for realized losses and interest associated with the failure to register with the SEC the issuance of certain of its common shares under the defined contribution 401(k) employee benefit plan. Further, the Company recorded a $2.7 million gain related to a legal settlement.

In addition, during fiscal 2010, the Company recorded $0.7 million of losses related to an amendment to the Senior Credit Facility.

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s losses on the 2 1/4% Debentures repurchased during fiscal 2010 is as follows (in millions):

Principal amount repurchased	$77.8
Cash repurchase price	(74.3)

3.5
Write-off of the associated debt discount	(6.3)
Portion of the 2 1/4% Debentures repurchased attributed to the equity component	2.9
Write-off of the deferred financing costs	(0.4)

Loss on 2 1/4% Debentures repurchased	$(0.3)

A summary of the Company’s losses on the 9 1/2% Notes repurchased during fiscal 2010 is as follows (in millions):

Principal amount repurchased	$22.5
Cash repurchase price	(23.0)
Write-off of the deferred financing costs	(0.4)

Loss on 9 1/2% Notes repurchased	$(0.9)

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

On March 5, 2008, the Company entered the Shareholder Agreement which resulted in a charge of $16.8 million in fiscal 2008 comprised of the following (in millions):

Increases in pension benefits	$5.3
Executive severance charges	7.1
Accelerated vesting of stock appreciation rights	1.1
Accelerated vesting of restricted stock, service-based	0.6
Accelerated vesting of restricted stock, performance-based	0.7
Professional fees and other	2.0

$16.8

As a result of the Shareholder Agreement, the executive severance agreements required the Company to fund into a grantor trust on March 12, 2008, an amount equal to $34.8 million, which represents liabilities associated with the benefits restoration plans and amounts payable to certain officers of the Company party to executive severance agreements in the event of qualifying terminations of employment following a change in control (as defined in the benefits restoration plan and the executive severance agreements) of the Company. In addition, as a result of the resignation of three additional Board members on May 16, 2008, the Company was required to fund $0.4 million

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

into a grantor trust on May 22, 2008, which primarily represents the amount payable to an officer party to an executive severance agreement in the event of a qualifying termination of employment.

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

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations

		Guarantor	Non-guarantor
November 30, 2010 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$857.9	$—	$—	$857.9
Cost of sales (exclusive of items shown separately below)	—	753.9	—	—	753.9
Selling, general and administrative	13.0	13.7	—	—	26.7
Depreciation and amortization	—	27.9	—	—	27.9
Interest expense	31.7	5.3	—	—	37.0
Other, net	8.8	1.5	—	—	10.3

(Loss) income from continuing operations before income taxes	(53.5)	55.6	—	—	2.1
Income tax (benefit) provision	(9.2)	5.3	—	—	(3.9)

(Loss) income from continuing operations	(44.3)	50.3	—	—	6.0
Income from discontinued operations	0.8	—	—	—	0.8

(Loss) income before equity earnings of subsidiaries	(43.5)	50.3	—	—	6.8
Equity earnings of subsidiaries	50.3	—	—	(50.3)	—

Net income	$6.8	$50.3	$—	$(50.3)	$6.8

		Guarantor	Non-guarantor
November 30, 2009 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$795.4	$—	$—	$795.4
Cost of sales (exclusive of items shown separately below)	—	674.0	—	—	674.0
Selling, general and administrative	(2.2)	12.4	—	—	10.2
Depreciation and amortization	—	25.7	—	—	25.7
Interest expense	33.1	5.5	—	—	38.6
Other, net	7.2	(1.6)	—	—	5.6

(Loss) income from continuing operations before income taxes	(38.1)	79.4	—	—	41.3
Income tax (benefit) provision	(63.0)	45.4	—	—	(17.6)

Income from continuing operations	24.9	34.0	—	—	58.9
Loss from discontinued operations	(2.9)	—	(3.8)	—	(6.7)

Income (loss) before equity earnings (losses) of subsidiaries	22.0	34.0	(3.8)	—	52.2
Equity earnings (losses) of subsidiaries	30.2	—	—	(30.2)	—

Net income (loss)	$52.2	$34.0	$(3.8)	$(30.2)	$52.2

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Guarantor	Non-guarantor
November 30, 2008 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$742.3	$—	$—	$742.3
Cost of sales (exclusive of items shown separately below)	—	645.4	—	—	645.4
Selling, general and administrative	(19.8)	21.7	—	—	1.9
Depreciation and amortization	—	25.5	—	—	25.5
Interest expense	31.7	5.5	—	—	37.2
Other, net	18.7	17.8	—	—	36.5

(Loss) income from continuing operations before income taxes	(30.6)	26.4	—	—	(4.2)
Income tax (benefit) provision	(8.6)	9.5	—	—	0.9

(Loss) income from continuing operations	(22.0)	16.9	—	—	(5.1)
Income (loss) from discontinued operations	0.2	—	(0.3)	—	(0.1)

(Loss) income before equity earnings (losses) of subsidiaries	(21.8)	16.9	(0.3)	—	(5.2)
Equity earnings (losses) of subsidiaries	16.6	—	—	(16.6)	—

Net (loss) income	$(5.2)	$16.9	$(0.3)	$(16.6)	$(5.2)

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets

		Guarantor	Non-guarantor
November 30, 2010 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$197.3	$(15.8)	$—	$—	$181.5
Marketable securities	26.7	—	—	—	26.7
Accounts receivable	—	106.7	—	—	106.7
Inventories	—	51.1	—	—	51.1
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	0.1	31.9	—	—	32.0
Grantor trust	1.4	0.4	—	—	1.8
Other receivables, prepaid expenses and other	11.5	13.8	—	—	25.3
Income taxes	9.9	(2.4)	—	—	7.5

Total current assets	246.9	185.7	—	—	432.6
Property, plant and equipment, net	4.8	121.6	—	—	126.4
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	0.2	151.3	—	—	151.5
Grantor trust	10.1	4.4	—	—	14.5
Goodwill	—	94.9	—	—	94.9
Intercompany (payable) receivable, net	(178.5)	198.2	(19.7)	—	—
Other noncurrent assets and intangibles, net	242.0	162.9	9.9	(243.2)	171.6

Total assets	$325.5	$919.0	$(9.8)	$(243.2)	$991.5

Short-term borrowings and current portion of long-term debt	$65.8	$0.2	$—	$—	$66.0
Accounts payable	0.6	26.5	—	—	27.1
Reserves for environmental remediation costs	3.3	37.4	—	—	40.7
Other current liabilities, advance payments on contracts, and postretirement medical and life insurance benefits	36.8	190.6	—	—	227.4

Total current liabilities	106.5	254.7	—	—	361.2
Long-term debt	325.6	1.1	—	—	326.7
Reserves for environmental remediation costs	8.3	168.7	—	—	177.0
Pension benefits	17.0	158.5	—	—	175.5
Other noncurrent liabilities	63.2	83.0	—	—	146.2

Total liabilities	520.6	666.0	—	—	1,186.6
Commitments and contingencies (Note 7)
Redeemable common stock (Note 8)	5.1	—	—	—	5.1
Total shareholders’ (deficit) equity	(200.2)	253.0	(9.8)	(243.2)	(200.2)

Total liabilities, redeemable common stock, and shareholders’ equity (deficit)	$325.5	$919.0	$(9.8)	$(243.2)	$991.5

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Guarantor	Non-guarantor
November 30, 2009 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$166.0	$(39.8)	$0.1	$—	$126.3
Accounts receivable	—	116.3	—	—	116.3
Inventories	—	61.8	—	—	61.8
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	0.1	30.5	—	—	30.6
Grantor trust	1.5	0.9	—	—	2.4
Other receivables, prepaid expenses and other	12.7	20.1	—	—	32.8
Income taxes	43.2	(40.8)	—	—	2.4

Total current assets	223.5	149.0	0.1	—	372.6
Property, plant and equipment, net	0.4	129.5	—	—	129.9
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	0.2	154.1	—	—	154.3
Grantor trust	11.6	6.2	—	—	17.8
Goodwill	—	94.9	—	—	94.9
Intercompany (payable) receivable, net	(77.4)	97.1	(19.7)	—	—
Other noncurrent assets and intangibles, net	116.9	159.3	9.9	(120.7)	165.4

Total assets	$275.2	$790.1	$(9.7)	$(120.7)	$934.9

Short-term borrowings and current portion of long-term debt	$17.8	$—	$—	$—	$17.8
Accounts payable	0.4	18.0	—	—	18.4
Reserves for environmental remediation costs	7.2	37.3	—	—	44.5
Other current liabilities, advance payments on contracts, and postretirement medical and life insurance benefits	38.9	141.8	—	—	180.7

Total current liabilities	64.3	197.1	—	—	261.4
Long-term debt	403.8	—	—	—	403.8
Reserves for environmental remediation costs	4.4	173.8	—	—	178.2
Pension benefits	11.3	199.0	—	—	210.3
Other noncurrent liabilities	64.3	89.8	—	—	154.1

Total liabilities	548.1	659.7	—	—	1,207.8
Commitments and contingencies (Note 7)
Redeemable common stock (Note 8)	6.0	—	—	—	6.0
Total shareholders’ (deficit) equity	(278.9)	130.4	(9.7)	(120.7)	(278.9)

Total liabilities, redeemable common stock, and shareholders’ equity (deficit)	$275.2	$790.1	$(9.7)	$(120.7)	$934.9

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows

		Guarantor	Non-guarantor
November 30, 2010 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$4.7	$143.5	$(0.1)	$—	$148.1
Net transfers from (to) parent	101.0	(101.0)	—	—	—

Net cash provided by (used in) operating activities	105.7	42.5	(0.1)	—	148.1

Cash flows from investing activities:
Capital expenditures	—	(16.9)	—	—	(16.9)
Other investing activities	(26.6)	—	—	—	(26.6)

Net cash used in investing activities	(26.6)	(16.9)	—	—	(43.5)
Cash flows from financing activities:
Repayments on debt	(240.1)	(0.1)	—	—	(240.2)
Proceeds from issuance of debt, net of issuance costs	192.3	—	—	—	192.3
Other financing activities	—	(1.5)	—	—	(1.5)

Net cash used in financing activities	(47.8)	(1.6)	—	—	(49.4)

Net increase (decrease) in cash and cash equivalents	31.3	24.0	(0.1)	—	55.2
Cash and cash equivalents at beginning of year	166.0	(39.8)	0.1	—	126.3

Cash and cash equivalents at end of year	$197.3	$(15.8)	$—	$—	$181.5

		Guarantor	Non-guarantor
November 30, 2009 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(0.2)	$55.3	$(4.8)	$—	$50.3
Net transfers from (to) parent	64.3	(69.0)	4.7	—	—

Net cash provided by (used in) operating activities	64.1	(13.7)	(0.1)	—	50.3

Cash flows from investing activities:
Capital expenditures	—	(14.3)	—	—	(14.3)

Net cash used in investing activities	—	(14.3)	—	—	(14.3)
Cash flows from financing activities:
Repayments on debt	(1.4)	(0.6)	—	—	(2.0)
Other financing activities	(0.4)	—	—	—	(0.4)

Net cash used in financing activities	(1.8)	(0.6)	—	—	(2.4)

Net increase (decrease) in cash and cash equivalents	62.3	(28.6)	(0.1)	—	33.6
Cash and cash equivalents at beginning of year	103.7	(11.2)	0.2	—	92.7

Cash and cash equivalents at end of year	$166.0	$(39.8)	$0.1	$—	$126.3

GENCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Guarantor	Non-guarantor
November 30, 2008 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(36.1)	$63.7	$0.4	$—	$28.0
Net transfers from (to) parent	47.7	(46.9)	(0.8)	—	—

Net cash provided by (used in) operating activities	11.6	16.8	(0.4)	—	28.0

Cash flows from investing activities:
Capital expenditures	—	(21.3)	—	—	(21.3)

Net cash used in investing activities	—	(21.3)	—	—	(21.3)
Cash flows from financing activities:
Repayments on debt	(6.3)	—	—	—	(6.3)

Net cash used in financing activities	(6.3)	—	—	—	(6.3)

Net increase (decrease) in cash and cash equivalents	5.3	(4.5)	(0.4)	—	0.4
Cash and cash equivalents at beginning of year	98.4	(6.7)	0.6	—	92.3

Cash and cash equivalents at end of year	$103.7	$(11.2)	$0.2	$—	$92.7

15.	Subsequent Events

Subsequent to November 30, 2010, the Company repurchased $6.5 million principal amount of its 2 1/4% Debentures at various prices ranging from 99.0% of par to 99.1% of par, plus accrued and unpaid interest.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of November 30, 2010, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of November 30, 2010 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of November 30, 2010.

The effectiveness of our internal control over financial reporting as of November 30, 2010 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Their report appears in Item 8.

Changes In Internal Control Over Financial Reporting

There was no change in the Company’s internal controls over financial reporting during the fourth quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors of the Registrant

Information with respect to directors of the Company who will stand for election at the 2011 Annual Meeting of Shareholders is set forth under the heading “PROPOSAL 1 — ELECTION OF DIRECTORS” in our 2011 Proxy Statement for our 2011 Annual Meeting (“2011 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year. Such information is incorporated herein by reference.

The information in our 2011 Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Information regarding shareholder communications with our Board of Directors may be found under the caption “Communications with Directors” in our 2010 Proxy Statement and is incorporated herein by reference.

Executive Officers of the Registrant

The following information is given as of December 31, 2010.

Name	Title	Other Business Experience	Age

Scott J. Seymour	President and Chief Executive Officer of the Company and President of Aerojet (since January 2010)	Consultant to Northrop Grumman Corporation (“Northrop”) March 2008 — January 2010; Corporate Vice President and President of Integrated Systems Sector of Northrop 2002 — March 2008; Vice President, Air Combat Systems of Northrop 1998 — 2001; Vice President and B-2 Program Manager of Northrop 1996 — 1998; and Vice President, Palmdale Operations, of Northrop 1993 — 1996.	60
Kathleen E. Redd	Vice President, Chief Financial Officer (since January 2009), and Secretary (since February 2009)	Vice President, Controller and Acting Chief Financial Officer September 2008 — January 2009; Vice President, Finance 2006 — 2008; Assistant Corporate Controller, 2002 — 2006; Acting Vice President Controller GDX Automotive, 2003 — 2004 (concurrent with Assistant Corporate Controller position during divestiture activities); Vice President, Finance, for Grass Valley Group, 2001 — 2002; Vice President, Finance for JOMED, Inc., 2000 — 2001; Controller for EndoSonics Corporation, 1996 — 2000.	49
Richard W. Bregard	Deputy to the President (since June 2010)	Vice President, Defense Programs 2007 — 2010; Executive Director, Missile Defense Programs 2004 — 2007 and President, Aerojet Ordnance Tennessee, Inc. 2004 — 2007.	68
Chris W. Conley	Vice President Environmental, Health and Safety (since October 1999)	Director Environmental, Health and Safety, March 1996 — October 1999; Environmental Manager, 1990 — 1996.	52

The Company’s executive officers generally hold terms of office of one year and/or until their successors are elected.

Code of Ethics and Corporate Governance Guidelines

The Company has adopted a code of ethics known as the Code of Business Conduct that applies to the Company’s employees including the principal executive officer and principal financial officer. Copies of the Code of Business Conduct and the Company’s Corporate Governance Guidelines are available on the Company’s web site at www.GenCorp.com (copies are available in print to any shareholder or other interested person who requests them by writing to Secretary, GenCorp Inc., P.O. Box 537012, Sacramento, California 95853-7012 (if by overnight courier, then Highway 50 & Aerojet Road, Rancho Cordova, California 95742)).

Audit Committee and Audit Committee Financial Expert

Information regarding the Audit Committee and the Audit Committee’s Financial Expert is set forth under the heading “Board Committees” in our 2011 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

Information concerning executive compensation may be found under the captions “Executive Compensation,” “2010 Director Compensation Table,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “2010 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2010 Fiscal Year End,” “2010 Option/SAR Exercises and Stock Vested,” “2010 Pension Benefits,” “2010 Non-Qualified Deferred Compensation,” “Potential Payments upon Termination of Employment or Change in Control,” “Employment Agreements and Indemnity Agreements,” “Director Compensation,” “Organization & Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” of our 2011 Proxy Statement. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Officers and Directors” in our 2011 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

The table below sets forth certain information regarding the following equity compensation plans of the Company, pursuant to which we have made equity compensation available to eligible persons, as of November 30, 2010: (i) GenCorp Inc. 1999 Equity and Performance Incentive Plan; and (ii) GenCorp Inc. 2009 Equity and Performance Incentive Plan. Both plans have been approved by our shareholders.

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to be	Weighted-Average	Equity Compensation
	Issued Upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by shareholders	2,131,211	$5.60	763,861	(1)(2)
Equity compensation plans not approved by shareholders(3)	—	N/A	—

Total	2,131,211	$5.60	763,861

(1)	As of November 30, 2010, there are no more shares available to be issued under any type of incentive award under the GenCorp Inc. 1999 Equity and Performance Incentive Plan. The maximum number of shares available for issuance to participants under the GenCorp Inc. 2009 Equity and Performance Incentive Plan is 2,000,000 shares, all of which may be awarded as incentive stock options. Subject to the total shares available to be issued under the plan, the following specific limits apply: (A) no more than 1,000,000 shares may be issued pursuant to awards other than stock options or stock appreciation rights; (B) no more than 200,000 shares may be issued to nonemployee directors and no nonemployee director may receive more than 150,000 shares in any fiscal year; (C) no more than 200,000 shares subject to stock options, including incentive stock options, may be granted to any participant in any fiscal year; (D) no more than 200,000 shares subject to stock appreciation rights may be granted to any participant in any fiscal year; (E) no more than 200,000 shares may be granted to any participant in any fiscal year pursuant to an award of restricted stock or restricted stock units; (F) no more than 200,000 shares may be granted to any participant in any fiscal year pursuant to an award of performance shares or performance units; and (G) no more than 100,000 shares may be granted to any participant in any fiscal year pursuant to a stock-based award other than described above.

(2)	The number of securities in Column (c) is net of the maximum 192,654 shares that may be issued pursuant to additional stock options and restricted stock awards that will be granted in 2012 and 2013 if the Company attains performance goals specified in equity awards made during 2009 and 2010.

(3)	The Company also maintains the GenCorp Inc. and Participating Subsidiaries Deferred Bonus Plan. This plan allows participating employees to defer a portion of their compensation for future distribution. All or a portion of such deferrals made prior to November 30, 2009 could be allocated to an account based on the Company’s common stock and does permit limited distributions in the form of Company common shares. However, distributions in the form of common shares are permitted only at the election of the Organization & Compensation Committee of the Board of Directors and, according to the terms of the plan, individuals serving as officers or directors of the Company are not permitted to receive distributions in the form of Company common shares until at least six months after such individual ceases to be an officer or director of the Company. The table does not include information about this plan because no options, warrants or rights are available under this plan and no specific number of shares is set aside under this plan as available for future issuance. Based upon the price of Company common shares on November 30, 2010, the maximum number of shares that could be distributed to employees not subject to the restrictions on officers and directors (if permitted by the Organization & Compensation Committee) would be 23,548. This plan was amended effective November 30, 2009 to prevent the application of future deferrals to the Company common stock investment program.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain transactions and employment agreements with management is set under the headings “Employment Agreements and Indemnity Agreements,” “Related Person Transaction Policy” and “Potential Payments upon Termination of Employment or Change in Control” in our 2011 Proxy Statement and is incorporated herein by reference. Information regarding director independence is set forth under the heading “Determination of Independence of Directors” in our 2011 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information in our 2011 Proxy Statement set forth under the captions “Proposal 5 — Ratification of the Appointment of Independent Auditors,” “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees,” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Company’s Independent Auditors” is incorporated herein by reference.

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

GENCORP INC.
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		Tax		Tax
		Valuation		Valuation
		Allowance		Allowance
		Charged to		Credited to
	Balance at	Income	Charged	Income	Balance at
	Beginning of	Tax	to Other	Tax	End of
	Period	Provision	Accounts	Provision	Period

Tax Valuation Allowance:
Year ended November 30, 2010	$245.1	$16.7	$(8.0)	$(41.3)	$212.5
Year ended November 30, 2009	187.7	155.8	(0.4)	(98.0)	245.1
Year ended November 30, 2008	190.6	19.7	(1.0)	(21.6)	187.7

(b) EXHIBITS

Table
Item No.	Exhibit Description

2.1	Purchase Agreement, dated May 2, 2003, between Atlantic Research Corporation and Aerojet-General Corporation was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2003 (File No. 1-1520) and is incorporated herein by reference.**
2.2	First Amendment to Purchase Agreement, dated August 29, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.2 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.**
2.3	Second Amendment to Purchase Agreement, dated September 30, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2003 (File No. 1-1520) and is incorporated herein by reference.**
2.4	Third Amendment to Purchase Agreement, dated October 16, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.4 to GenCorp’s Amendment No. 1 to Form S-4 Registration Statement dated December 15, 2003 (file no. 333-109518) and is incorporated herein by reference.**
2.5	Stock and Asset Purchase Agreement by and between GDX Holdings LLC and GenCorp Inc. dated July 16, 2004 was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K dated September 7, 2004 (File No. 1-1520) and incorporated herein by reference.**
2.6	First Amendment to Stock and Asset Purchase Agreement by and between GenCorp Inc. and GDX Holdings LLC dated as of August 31, 2004 was filed as Exhibit 2.2 to GenCorp Inc.’s Current Report on Form 8-K dated September 7, 2004 (File No. 1-1520) and incorporated herein by reference.**
2.7	Second Amendment to Stock and Asset Purchase Agreement by and between GenCorp Inc. and GDX Holdings LLC dated as of October 14, 2004 was filed as Exhibit 2.3 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 (File No. 1-1520), as amended, and incorporated herein by reference.**
2.8	Asset Purchase Agreement, dated as of July 12, 2005, by and among Aerojet Fine Chemicals LLC, Aerojet-General Corporation and American Pacific Corporation was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K filed on July 18, 2005 (File No. 1-1520), and is incorporated herein by reference.**
2.9	First Amendment to Asset Purchase Agreement by and among American Pacific Corporation, Aerojet Fine Chemicals LLC and Aerojet-General Corporation dated as of November 30, 2005 was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K filed on December 1, 2005 (File No. 1-1520) and incorporated herein by reference.**
3.1	Amended Articles of Incorporation of GenCorp filed with the Secretary of State of Ohio on March 28, 2007 was filed as Exhibit 3.1 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007 (File No. 1-1520) and incorporated herein by reference.

Table
Item No.		Exhibit Description

3.2		The Amended Code of Regulations of GenCorp, as amended on March 28, 2007 was filed as Exhibit 3.2 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007 (File No. 1-1520) and incorporated herein by reference.
3	.3*	Certificate of Amendment to Amended Articles of Incorporation of GenCorp Inc. filed with the Secretary of State of Ohio on March 29, 2010.
4.1		Indenture, dated as of August 11, 2003, between GenCorp Inc., the Guarantors named therein and The Bank of New York as trustee relating to GenCorp’s 9 1/2% Senior Subordinated Notes was filed as Exhibit 4.1 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.
4.2		Form of 9 1/2% Senior Subordinated Notes was filed as Exhibit 4.4 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.
4.3		First Supplemental Indenture dated as of October 29, 2004 to the Indenture between GenCorp Inc. and The Bank of New York, as trustee relating to GenCorp’s 9 1/2% Senior Subordinated Notes due 2013 was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated November 1, 2004 (File No. 1-1520) and incorporated herein by reference.
4.4		Second Supplemental Indenture dated as of June 27, 2006 to Indenture dated as of August 11, 2003, as amended, between GenCorp Inc. as Issuer, the Guarantors party thereto as Guarantors, and The Bank of New York Trust Company, N.A., as trustee, relating to GenCorp’s 9 1/2% Senior Subordinated Notes due 2013, was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on June 28, 2006 (File No. 1-1520), and is incorporated herein by reference.
4.5		Indenture dated January 16, 2004 between GenCorp and The Bank of New York, as trustee, relating to GenCorp’s 4% Contingent Convertible Subordinated Notes due 2024 was filed as Exhibit 4.11 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003 (File No. 1-1520) and is incorporated herein by reference.
4.6		Registration Rights Agreement dated January 16, 2004 by and among GenCorp, Deutsche Bank Securities Inc., Wachovia Capital Markets, LLC, Scotia Capital (USA) Inc., BNY Capital Markets, Inc., NatCity Investments, Inc. and Wells Fargo Securities, LLC was filed as Exhibit 4.12 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003 (File No. 1-1520) and is incorporated herein by reference.
4.7		Form of 4% Contingent Convertible Subordinated Notes was filed as Exhibit 4.13 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003 (File No. 1-1520) and is incorporated herein by reference.
4.8		Indenture, dated as of November 23, 2004, between GenCorp Inc. and The Bank of New York Trust Company, N.A., as trustee relating to GenCorp Inc.’s 2 1/4% Convertible Subordinated Debentures due 2024 was filed as Exhibit 4.01 to GenCorp Inc.’s Current Report on Form 8-K dated November 23, 2004 (File No. 1-1520), as amended, and incorporated herein by reference.
4.9		Registration Rights Agreement, dated as of November 23, 2004, by and between GenCorp Inc. and Wachovia Capital Markets, LLC, as representative for the several initial purchasers of the 2 1/4% Convertible Subordinated Debentures due 2024 was filed as Exhibit 4.14 to GenCorp Inc.’s Form S-3 Registration Statement dated January 11, 2005 (File No. 333-121948) and incorporated herein by reference.
4.10		Form of 2 1/4% Convertible Subordinated Debenture was filed as Exhibit 4.02 to GenCorp Inc.’s Current Report on Form 8-K dated November 23, 2004 (File No. 1-1520), as amended, and incorporated herein by reference.
4.11		GenCorp Retirement Savings Plan was filed as Exhibit 4.1 to GenCorp Inc.’s Registration Statement on Form S-8 filed on June 30, 2008 (File No. 333-152032) and incorporated herein by reference.
4.12		GenCorp Inc. 2009 Equity and Performance Incentive Plan was filed as Exhibit 4.1 to GenCorp Inc.’s Form S-8 Registration Statement dated April 28, 2009 (File No. 333-158870), and is incorporated herein by reference.

Table
Item No.		Exhibit Description

4.13		Indenture, dated as of December 21, 2009, between GenCorp Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to GenCorp’s 4.0625% Convertible Subordinated Debentures due 2039 was filed as Exhibit 4.1 to GenCorp Inc.’s Current Report on Form 8-K filed on December 21, 2009 (File 1-1520) and is incorporated herein by reference.
4.14		Form of 4.0625% Convertible Subordinated Debenture due 2039 was filed as Exhibit 4.2 to GenCorp Inc.’s Current Report on Form 8-K dated December 21, 2009 (File No. 1-1520), as amended, and incorporated herein by reference.
4.15		Third Supplemental Indenture dated as of November 24, 2009, by and among GenCorp Inc., Easton Development Company, LLC, and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A. and successor to The Bank of New York), to the Indenture dated as of August 11, 2003, as amended, between GenCorp Inc. as Issuer, the Guarantors party thereto as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on November 30, 2009 (File No. 1-1520), and is incorporated herein by reference.
4.16		GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan was filed as Exhibit 4.1 to GenCorp Inc.’s Form S-8 Registration Statement dated April 9, 2010 (File No. 333-165978), and is incorporated herein by reference.
10.1		Distribution Agreement dated September 30, 1999 between GenCorp Inc. and OMNOVA Solutions Inc. (OMNOVA) was filed as Exhibit B to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 19, 1999 (File No. 1-1520), and is incorporated herein by reference.
10.2		Amended and Restated Environmental Agreement by and between Aerojet and Northrop Grumman, dated October 19, 2001 was filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K dated November 5, 2001 (File No. 1-1520), and is incorporated herein by reference.
10	.3†	GenCorp 1996 Supplemental Retirement Plan for Management Employees effective March 1, 1996 was filed as Exhibit B to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1996 (File No. 1-1520), and is incorporated herein by reference.
10	.4†	2009 Benefit Restoration Plan for the GenCorp Inc. Pension Plan was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on January 7, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.5†	2009 Benefit Restoration Plan for the GenCorp Inc. 401(k) Plan was filed as Exhibit 10.2 to GenCorp Inc.’s Current Report on Form 8-K filed on January 7, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.6†	Deferred Bonus Plan of GenCorp Inc. and Participating Subsidiaries was filed as Exhibit 10.6 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008 (File No. 1-1520), and is incorporated herein by reference.
10	.7†	GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended was filed as Exhibit 10.7 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008 (File No. 1-1520), and is incorporated herein by reference.
10	.8†	GenCorp Inc. 1993 Stock Option Plan effective March 31, 1993 was filed as Exhibit 4.1 to Form S-8 Registration Statement No. 33-61928 dated April 30, 1993 and is incorporated herein by reference.
10	.9†	GenCorp Inc. 1997 Stock Option Plan effective March 26, 1997 was filed as Exhibit 4.1 to Form S-8 Registration Statement No. 333-35621 dated September 15, 1997 and is incorporated herein by reference.
10	.10†	GenCorp Inc. 1999 Equity and Performance Incentive Plan as amended was filed as Exhibit 10.11 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007 (File No. 1-1520), and is incorporated herein by reference.
10	.11†	GenCorp Inc. Executive Incentive Compensation Program, amended September 8, 1995 to be effective for the 1996 fiscal year was filed as Exhibit E to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997 (File No. 1-1520), and is incorporated herein by reference.

Table
Item No.		Exhibit Description

10	.12†	2001 Supplemental Retirement Plan For GenCorp Executives effective December 1, 2001, incorporating GenCorp Inc.’s Voluntary Enhanced Retirement Program was filed as Exhibit 10.29 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001 (File No. 1-1520) and is incorporated herein by reference.
10	.13†	Form of Restricted Stock Agreement between the Company and Nonemployee Directors providing for payment of part of Directors’ compensation for service on the Board of Directors in Company stock was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1998 (File No. 1-1520), and is incorporated herein by reference.
10	.14†	Form of Restricted Stock Agreement between the Company and Nonemployee Directors providing for payment of part of Directors’ compensation for service on the Board of Directors in Company stock was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1999 (File No. 1-1520), and is incorporated herein by reference.
10	.15†	Form of Restricted Stock Agreement between the Company and Directors or Employees for grants of time-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.26 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.
10	.16†	Form of Stock Appreciation Rights Agreement between the Company and Employees for grants of stock appreciation rights under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.27 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.
10	.17†	Form of Stock Appreciation Rights Agreement between the Company and Directors for grants of stock appreciation rights under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.28 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.
10	.18†	Form of Restricted Stock Agreement between the Company and Employees for grants of performance-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.29 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.
10	.19†	Form of Director Nonqualified Stock Option Agreement between the Company and Nonemployee Directors providing for annual grant of nonqualified stock options prior to February 28, 2002, valued at $30,000 was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2002 (File No. 1-1520), and is incorporated herein by reference.
10	.20†	Form of Director Nonqualified Stock Option Agreement between the Company and Nonemployee Directors providing for an annual grant of nonqualified stock options on or after February 28, 2002, valued at $30,000 in lieu of further participation in Retirement Plan for Nonemployee Directors was filed as Exhibit 10.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2002 (File No. 1-1520), and is incorporated herein by reference.
10	.21†	Form of Director and Officer Indemnification Agreement. was filed as Exhibit 10.21 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.22†	Form of Director Indemnification Agreement was filed as Exhibit M to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.
10	.23†	Form of Officer Indemnification Agreement was filed as Exhibit N to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.
10	.24†	Form of Severance Agreement granted to certain executive officers of the Company was filed as Exhibit D to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997 (File No. 1-1520), and is incorporated herein by reference.
10.25		Amended and Restated Shareholder Agreement by and between GenCorp Inc. and Steel Partners II L.P. dated February 16, 2007 was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on February 21, 2007 (File No. 1-1520) and is incorporated herein by reference.

Table
Item No.		Exhibit Description

10	.26†	Employment Letter Agreement dated April 12, 2005 by and between GenCorp Inc. and Philip W. Cyburt was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on April 14, 2005 (File No. 1-1520), and is incorporated herein by reference.
10.27		American Pacific Corporation Subordinated Promissory Note, dated November 30, 2005, in the principal amount of $25,500,000 was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated November 30, 2005 (File No. 1-1520) and is incorporated herein by reference.
10	.28†	Employment Offer Letter dated January 11, 2006 by and between GenCorp Inc. and R. Leon Blackburn was filed as Exhibit 10.32 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006 (File No. 1-1520) and is incorporated herein by reference.
10	.29†	Form of Restricted Stock Agreement Version 2 between the Company and Employees for grants of performance-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.33 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005 (File No. 1-1520) and is incorporated herein by reference.
10	.30†	Consulting Agreement dated February 28, 2006 by and between Joseph Carleone and GenCorp Inc. was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the first quarter ended February 28, 2006 (File No. 1-1520) and is incorporated herein by reference.
10	.31†	Form of Director and Officer Indemnification Agreement was filed as Exhibit 10.1 to GenCorp, Inc.’s Current Report on Form 8-K filed on May 23, 2006 (File No. 1-1520) and is incorporated herein by reference.
10	.32†	Form of Severance Agreement for executive officers of the Company was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on August 11, 2006 (File No. 1-1520), and is incorporated herein by reference.
10	.33†	Agreement and Release by and between GenCorp Inc. and William A. Purdy Jr. dated January 29, 2007 was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the first quarter ended February 28, 2007 (File No. 1-1520) and is incorporated herein by reference.
10.34		Credit Agreement, dated as of June 21, 2007, among GenCorp, as the Borrower, each of those Material Domestic Subsidiaries of the Borrower identified as a “Guarantor” on the signature pages thereto and such other Material Domestic Subsidiaries of the Borrower as may from time to time become a party thereto, the several banks and other financial institutions from time to time parties to such Credit Agreement, and Wachovia Bank, National Association, a national banking association, as Administrative Agent, was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the second quarter ended May 31, 2007 (File No. 1-1520) and is incorporated herein by reference.
10.35		Second Amended and Restated Shareholder Agreement dated as of March 5, 2008, by and between GenCorp Inc. and Steel Partners II L.P. was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on March 10, 2008 (File No. 1-1520), and is incorporated herein by reference.
10	.36†	Letter Agreement dated as of March 5, 2008 by and between GenCorp Inc. and Terry L. Hall was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the first quarter ended February 28, 2008 (File No. 1-1520) and is incorporated herein by reference.
10	.37†	Letter Agreement dated as of March 5, 2008 by and between GenCorp Inc. and J. Scott Neish was filed as Exhibit 10.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the first quarter ended February 28, 2008 (File No. 1-1520) and is incorporated herein by reference.
10	.38†	Retention Agreement dated April 15, 2009 between Chris W. Conley and GenCorp Inc. was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the second quarter ended May 31, 2009 (File No. 1-1520), and is incorporated herein by reference.
10.39		Joinder Agreement dated as of November 24, 2009, by and among GenCorp Inc., Easton Development Company, LLC, and Wachovia Bank, National Association, a national banking association, as Administrative Agent in its capacity as administrative agent under the Amended Credit Agreement dated as of June 27, 2006, among GenCorp Inc., as the Borrower, each of those Material Domestic Subsidiaries of the Borrower identified as a ‘Guarantor’ on the signature pages thereto and Wachovia Bank, National Association, a national banking association, as Administrative Agent was filed as Exhibit 10.2 to GenCorp Inc.’s Current Report on Form 8-K filed November 30, 2009 (File No. 1-1520), and is incorporated herein by reference.

Table
Item No.		Exhibit Description

10.40		First Amendment and Consent to Credit Agreement, dated as of May 1, 2009, by and among, GenCorp Inc., as borrower, the subsidiaries of the Borrower from time to time party thereto, as guarantors, the lenders from time to time party thereto and Wachovia Bank, National Association, as administrative agent for the lenders, was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated May 6, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.41†	Employment Agreement dated July 2, 2009 between John Joy and GenCorp Inc. was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.42†	Amendment to the GenCorp Inc. 1999 Equity and Performance Incentive Plan, effective October 6, 2009 was filed as Exhibit 10.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.43†	Amendment to the GenCorp Inc. 2009 Equity and Performance Incentive Plan, effective October 6, 2009 was filed as Exhibit 10.3 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.44†	Director Stock Appreciation Rights Agreement between GenCorp Inc. and Directors for grants of stock appreciation rights under the GenCorp Inc. 2009 Equity and Performance Incentive Plan was filed as Exhibit 10.4 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.45†	Amendment to the Benefits Restoration Plan for Salaried Employees of GenCorp Inc. and Certain Subsidiary Companies, effective October 6, 2009 was filed as Exhibit 10.5 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.46†	Amendment to the 2009 Benefit Restoration Plan for the GenCorp Inc. 401(k) Plan, effective October 6, 2009 was filed as Exhibit 10.6 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.47†	Amendment to the 2009 Benefits Restoration Plan for the GenCorp Inc. Pension Plan, effective October 6, 2009 was filed as Exhibit 10.7 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.48†	Amendment to the Deferred Bonus Plan of GenCorp Inc. and Participating Subsidiaries, effective October 6, 2009 was filed as Exhibit 10.8 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.49†	Amendment to the GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended, effective October 6, 2009 was filed as Exhibit 10.9 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.50†	Amendment to the GenCorp Inc. 1996 Supplemental Retirement Plan for Management Employees, effective October 6, 2009 was filed as Exhibit 10.10 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.51†	Employment Agreement dated January 6, 2010 by and between Scott Seymour and GenCorp Inc. was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated January 6, 2010 (File No. 1-1520), and is incorporated herein by reference.
10.52		Settlement Agreement by and between Aerojet and United States of America, dated November 29, 1992, was filed as Exhibit 10.52 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2009 (File No. 1-1520), and is incorporated herein by reference.
10.53		Modification No. 1 to the November 29, 1992 Settlement Agreement by and between Aerojet and United States of America, dated October 27, 1998, was filed as Exhibit 10.53 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2009 (File No. 1-1520), and is incorporated herein by reference.

Table
Item No.		Exhibit Description

10.54		Second Amendment to Credit Agreement by and among GenCorp Inc., as borrower, the subsidiaries of GenCorp Inc. from time to time party thereto, as guarantors, and Wachovia Bank, National Association, as Administrative Agent for the lenders, dated as of March 17, 2010, was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated March 19, 2010 (File No. 1-1520), and is incorporated herein by reference.
10.55		Purchase Agreement dated March 18, 2010 between GenCorp Inc. and Beach Point Capital Management LP, on behalf of certain funds and accounts it manages was filed as Exhibit 10.2 to GenCorp Inc.’s Current Report on Form 8-K filed on March 19, 2010 (File No. 1-1520), and is incorporated herein by reference.
21	.1*	Subsidiaries of the Company.
23	.1*	Consent of Independent Registered Public Accounting Firm.
24	.1*	Power of Attorney.
31	.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith. All other exhibits have been previously filed.

**	Schedules and Exhibits have been omitted, but will be furnished to the SEC upon request.

†	Management contract or compensatory plan or arrangement.

(c)	See Item 15(a)2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 2, 2011

GENCORP INC.

By:	/s/ SCOTT J. SEYMOUR
Scott J. Seymour
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ SCOTT J. SEYMOUR Scott J. Seymour		President, Chief Executive Officer and Director (Principal Executive Officer)	February 2, 2011

/s/ KATHLEEN E. REDD Kathleen E. Redd		Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 2, 2011

* James R. Henderson		Chairman of the Board of Directors	February 2, 2011

* Thomas A. Corcoran		Director	February 2, 2011

* Warren G. Lichtenstein		Director	February 2, 2011

* David A. Lorber		Director	February 2, 2011

* James H. Perry		Director	February 2, 2011

* Martin Turchin		Director	February 2, 2011

* Robert C. Woods		Director	February 2, 2011

* By:	/s/ KATHLEEN E. REDD Kathleen E. Redd	Attorney-in-Fact pursuant to Power of Attorney	February 2, 2011

Exhibit Index

Table
Item No.		Exhibit Description

2.1		Purchase Agreement, dated May 2, 2003, between Atlantic Research Corporation and Aerojet-General Corporation was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2003 (File No. 1-1520) and is incorporated herein by reference.**
2.2		First Amendment to Purchase Agreement, dated August 29, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.2 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.**
2.3		Second Amendment to Purchase Agreement, dated September 30, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2003 (File No. 1-1520) and is incorporated herein by reference.**
2.4		Third Amendment to Purchase Agreement, dated October 16, 2003, between Aerojet-General Corporation and Atlantic Research Corporation was filed as Exhibit 2.4 to GenCorp’s Amendment No. 1 to Form S-4 Registration Statement dated December 15, 2003 (file no. 333-109518) and is incorporated herein by reference.**
2.5		Stock and Asset Purchase Agreement by and between GDX Holdings LLC and GenCorp Inc. dated July 16, 2004 was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K dated September 7, 2004 (File No. 1-1520) and incorporated herein by reference.**
2.6		First Amendment to Stock and Asset Purchase Agreement by and between GenCorp Inc. and GDX Holdings LLC dated as of August 31, 2004 was filed as Exhibit 2.2 to GenCorp Inc.’s Current Report on Form 8-K dated September 7, 2004 (File No. 1-1520) and incorporated herein by reference.**
2.7		Second Amendment to Stock and Asset Purchase Agreement by and between GenCorp Inc. and GDX Holdings LLC dated as of October 14, 2004 was filed as Exhibit 2.3 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 (File No. 1-1520), as amended, and incorporated herein by reference.**
2.8		Asset Purchase Agreement, dated as of July 12, 2005, by and among Aerojet Fine Chemicals LLC, Aerojet-General Corporation and American Pacific Corporation was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K filed on July 18, 2005 (File No. 1-1520), and is incorporated herein by reference.**
2.9		First Amendment to Asset Purchase Agreement by and among American Pacific Corporation, Aerojet Fine Chemicals LLC and Aerojet-General Corporation dated as of November 30, 2005 was filed as Exhibit 2.1 to GenCorp Inc.’s Current Report on Form 8-K filed on December 1, 2005 (File No. 1-1520) and incorporated herein by reference.**
3.1		Amended Articles of Incorporation of GenCorp filed with the Secretary of State of Ohio on March 28, 2007 was filed as Exhibit 3.1 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007 (File No. 1-1520) and incorporated herein by reference.
3.2		The Amended Code of Regulations of GenCorp, as amended on March 28, 2007 was filed as Exhibit 3.2 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007 (File No. 1-1520) and incorporated herein by reference.
3	.3*	Certificate of Amendment to Amended Articles of Incorporation of GenCorp Inc. filed with the Secretary of State of Ohio on March 29, 2010.
4.1		Indenture, dated as of August 11, 2003, between GenCorp Inc., the Guarantors named therein and The Bank of New York as trustee relating to GenCorp’s 9 1/2% Senior Subordinated Notes was filed as Exhibit 4.1 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.
4.2		Form of 9 1/2% Senior Subordinated Notes was filed as Exhibit 4.4 to GenCorp’s Form S-4 Registration Statement dated October 6, 2003 (File No. 333-109518) and is incorporated herein by reference.
4.3		First Supplemental Indenture dated as of October 29, 2004 to the Indenture between GenCorp Inc. and The Bank of New York, as trustee relating to GenCorp’s 9 1/2% Senior Subordinated Notes due 2013 was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated November 1, 2004 (File No. 1-1520) and incorporated herein by reference.

Table
Item No.	Exhibit Description

4.4	Second Supplemental Indenture dated as of June 27, 2006 to Indenture dated as of August 11, 2003, as amended, between GenCorp Inc. as Issuer, the Guarantors party thereto as Guarantors, and The Bank of New York Trust Company, N.A., as trustee, relating to GenCorp’s 9 1/2% Senior Subordinated Notes due 2013, was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on June 28, 2006 (File No. 1-1520), and is incorporated herein by reference.
4.5	Indenture dated January 16, 2004 between GenCorp and The Bank of New York, as trustee, relating to GenCorp’s 4% Contingent Convertible Subordinated Notes due 2024 was filed as Exhibit 4.11 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003 (File No. 1-1520) and is incorporated herein by reference.
4.6	Registration Rights Agreement dated January 16, 2004 by and among GenCorp, Deutsche Bank Securities Inc., Wachovia Capital Markets, LLC, Scotia Capital (USA) Inc., BNY Capital Markets, Inc., NatCity Investments, Inc. and Wells Fargo Securities, LLC was filed as Exhibit 4.12 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003 (File No. 1-1520) and is incorporated herein by reference.
4.7	Form of 4% Contingent Convertible Subordinated Notes was filed as Exhibit 4.13 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003 (File No. 1-1520) and is incorporated herein by reference.
4.8	Indenture, dated as of November 23, 2004, between GenCorp Inc. and The Bank of New York Trust Company, N.A., as trustee relating to GenCorp Inc.’s 2 1/4% Convertible Subordinated Debentures due 2024 was filed as Exhibit 4.01 to GenCorp Inc.’s Current Report on Form 8-K dated November 23, 2004 (File No. 1-1520), as amended, and incorporated herein by reference.
4.9	Registration Rights Agreement, dated as of November 23, 2004, by and between GenCorp Inc. and Wachovia Capital Markets, LLC, as representative for the several initial purchasers of the 2 1/4% Convertible Subordinated Debentures due 2024 was filed as Exhibit 4.14 to GenCorp Inc.’s Form S-3 Registration Statement dated January 11, 2005 (File No. 333-121948) and incorporated herein by reference.
4.10	Form of 2 1/4% Convertible Subordinated Debenture was filed as Exhibit 4.02 to GenCorp Inc.’s Current Report on Form 8-K dated November 23, 2004 (File No. 1-1520), as amended, and incorporated herein by reference.
4.11	GenCorp Retirement Savings Plan was filed as Exhibit 4.1 to GenCorp Inc.’s Registration Statement on Form S-8 filed on June 30, 2008 (File No. 333-152032) and incorporated herein by reference.
4.12	GenCorp Inc. 2009 Equity and Performance Incentive Plan was filed as Exhibit 4.1 to GenCorp Inc.’s Form S-8 Registration Statement dated April 28, 2009 (File No. 333-158870), and is incorporated herein by reference.
4.13	Indenture, dated as of December 21, 2009, between GenCorp Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to GenCorp’s 4.0625% Convertible Subordinated Debentures due 2039 was filed as Exhibit 4.1 to GenCorp Inc.’s Current Report on Form 8-K filed on December 21, 2009 (File 1-1520) and is incorporated herein by reference.
4.14	Form of 4.0625% Convertible Subordinated Debenture due 2039 was filed as Exhibit 4.2 to GenCorp Inc.’s Current Report on Form 8-K dated December 21, 2009 (File No. 1-1520), as amended, and incorporated herein by reference.
4.15	Third Supplemental Indenture dated as of November 24, 2009, by and among GenCorp Inc., Easton Development Company, LLC, and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A. and successor to The Bank of New York), to the Indenture dated as of August 11, 2003, as amended, between GenCorp Inc. as Issuer, the Guarantors party thereto as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on November 30, 2009 (File No. 1-1520), and is incorporated herein by reference.
4.16	GenCorp Inc. Amended and Restated 2009 Equity and Performance Incentive Plan was filed as Exhibit 4.1 to GenCorp Inc.’s Form S-8 Registration Statement dated April 9, 2010 (File No. 333-165978), and is incorporated herein by reference.

Table
Item No.		Exhibit Description

10.1		Distribution Agreement dated September 30, 1999 between GenCorp Inc. and OMNOVA Solutions Inc. (OMNOVA) was filed as Exhibit B to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 19, 1999 (File No. 1-1520), and is incorporated herein by reference.
10.2		Amended and Restated Environmental Agreement by and between Aerojet and Northrop Grumman, dated October 19, 2001 was filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K dated November 5, 2001 (File No. 1-1520), and is incorporated herein by reference.
10	.3†	GenCorp 1996 Supplemental Retirement Plan for Management Employees effective March 1, 1996 was filed as Exhibit B to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1996 (File No. 1-1520), and is incorporated herein by reference.
10	.4†	2009 Benefit Restoration Plan for the GenCorp Inc. Pension Plan was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on January 7, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.5†	2009 Benefit Restoration Plan for the GenCorp Inc. 401(k) Plan was filed as Exhibit 10.2 to GenCorp Inc.’s Current Report on Form 8-K filed on January 7, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.6†	Deferred Bonus Plan of GenCorp Inc. and Participating Subsidiaries was filed as Exhibit 10.6 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008 (File No. 1-1520), and is incorporated herein by reference.
10	.7†	GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended was filed as Exhibit 10.7 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008 (File No. 1-1520), and is incorporated herein by reference.
10	.8†	GenCorp Inc. 1993 Stock Option Plan effective March 31, 1993 was filed as Exhibit 4.1 to Form S-8 Registration Statement No. 33-61928 dated April 30, 1993 and is incorporated herein by reference.
10	.9†	GenCorp Inc. 1997 Stock Option Plan effective March 26, 1997 was filed as Exhibit 4.1 to Form S-8 Registration Statement No. 333-35621 dated September 15, 1997 and is incorporated herein by reference.
10	.10†	GenCorp Inc. 1999 Equity and Performance Incentive Plan as amended was filed as Exhibit 10.11 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007 (File No. 1-1520), and is incorporated herein by reference.
10	.11†	GenCorp Inc. Executive Incentive Compensation Program, amended September 8, 1995 to be effective for the 1996 fiscal year was filed as Exhibit E to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997 (File No. 1-1520), and is incorporated herein by reference.
10	.12†	2001 Supplemental Retirement Plan For GenCorp Executives effective December 1, 2001, incorporating GenCorp Inc.’s Voluntary Enhanced Retirement Program was filed as Exhibit 10.29 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001 (File No. 1-1520) and is incorporated herein by reference.
10	.13†	Form of Restricted Stock Agreement between the Company and Nonemployee Directors providing for payment of part of Directors’ compensation for service on the Board of Directors in Company stock was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1998 (File No. 1-1520), and is incorporated herein by reference.
10	.14†	Form of Restricted Stock Agreement between the Company and Nonemployee Directors providing for payment of part of Directors’ compensation for service on the Board of Directors in Company stock was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1999 (File No. 1-1520), and is incorporated herein by reference.
10	.15†	Form of Restricted Stock Agreement between the Company and Directors or Employees for grants of time-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.26 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.
10	.16†	Form of Stock Appreciation Rights Agreement between the Company and Employees for grants of stock appreciation rights under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.27 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.

Table
Item No.		Exhibit Description

10	.17†	Form of Stock Appreciation Rights Agreement between the Company and Directors for grants of stock appreciation rights under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.28 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.
10	.18†	Form of Restricted Stock Agreement between the Company and Employees for grants of performance-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.29 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004 (File No. 1-1520), and is incorporated herein by reference.
10	.19†	Form of Director Nonqualified Stock Option Agreement between the Company and Nonemployee Directors providing for annual grant of nonqualified stock options prior to February 28, 2002, valued at $30,000 was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2002 (File No. 1-1520), and is incorporated herein by reference.
10	.20†	Form of Director Nonqualified Stock Option Agreement between the Company and Nonemployee Directors providing for an annual grant of nonqualified stock options on or after February 28, 2002, valued at $30,000 in lieu of further participation in Retirement Plan for Nonemployee Directors was filed as Exhibit 10.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2002 (File No. 1-1520), and is incorporated herein by reference.
10	.21†	Form of Director and Officer Indemnification Agreement. was filed as Exhibit 10.21 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.22†	Form of Director Indemnification Agreement was filed as Exhibit M to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.
10	.23†	Form of Officer Indemnification Agreement was filed as Exhibit N to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-1520), and is incorporated herein by reference.
10	.24†	Form of Severance Agreement granted to certain executive officers of the Company was filed as Exhibit D to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997 (File No. 1-1520), and is incorporated herein by reference.
10.25		Amended and Restated Shareholder Agreement by and between GenCorp Inc. and Steel Partners II L.P. dated February 16, 2007 was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on February 21, 2007 (File No. 1-1520) and is incorporated herein by reference.
10	.26†	Employment Letter Agreement dated April 12, 2005 by and between GenCorp Inc. and Philip W. Cyburt was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on April 14, 2005 (File No. 1-1520), and is incorporated herein by reference.
10.27		American Pacific Corporation Subordinated Promissory Note, dated November 30, 2005, in the principal amount of $25,500,000 was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated November 30, 2005 (File No. 1-1520) and is incorporated herein by reference.
10	.28†	Employment Offer Letter dated January 11, 2006 by and between GenCorp Inc. and R. Leon Blackburn was filed as Exhibit 10.32 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006 (File No. 1-1520) and is incorporated herein by reference.
10	.29†	Form of Restricted Stock Agreement Version 2 between the Company and Employees for grants of performance-based vesting of restricted stock under the GenCorp Inc. 1999 Equity and Performance Incentive Plan was filed as Exhibit 10.33 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005 (File No. 1-1520) and is incorporated herein by reference.
10	.30†	Consulting Agreement dated February 28, 2006 by and between Joseph Carleone and GenCorp Inc. was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the first quarter ended February 28, 2006 (File No. 1-1520) and is incorporated herein by reference.
10	.31†	Form of Director and Officer Indemnification Agreement was filed as Exhibit 10.1 to GenCorp, Inc.’s Current Report on Form 8-K filed on May 23, 2006 (File No. 1-1520) and is incorporated herein by reference.

Table
Item No.		Exhibit Description

10	.32†	Form of Severance Agreement for executive officers of the Company was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on August 11, 2006 (File No. 1-1520), and is incorporated herein by reference.
10	.33†	Agreement and Release by and between GenCorp Inc. and William A. Purdy Jr. dated January 29, 2007 was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the first quarter ended February 28, 2007 (File No. 1-1520) and is incorporated herein by reference.
10.34		Credit Agreement, dated as of June 21, 2007, among GenCorp, as the Borrower, each of those Material Domestic Subsidiaries of the Borrower identified as a “Guarantor” on the signature pages thereto and such other Material Domestic Subsidiaries of the Borrower as may from time to time become a party thereto, the several banks and other financial institutions from time to time parties to such Credit Agreement, and Wachovia Bank, National Association, a national banking association, as Administrative Agent, was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the second quarter ended May 31, 2007 (File No. 1-1520) and is incorporated herein by reference.
10.35		Second Amended and Restated Shareholder Agreement dated as of March 5, 2008, by and between GenCorp Inc. and Steel Partners II L.P. was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K filed on March 10, 2008 (File No. 1-1520), and is incorporated herein by reference.
10	.36†	Letter Agreement dated as of March 5, 2008 by and between GenCorp Inc. and Terry L. Hall was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the first quarter ended February 28, 2008 (File No. 1-1520) and is incorporated herein by reference.
10	.37†	Letter Agreement dated as of March 5, 2008 by and between GenCorp Inc. and J. Scott Neish was filed as Exhibit 10.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the first quarter ended February 28, 2008 (File No. 1-1520) and is incorporated herein by reference.
10	.38†	Retention Agreement dated April 15, 2009 between Chris W. Conley and GenCorp Inc. was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the second quarter ended May 31, 2009 (File No. 1-1520), and is incorporated herein by reference.
10.39		Joinder Agreement dated as of November 24, 2009, by and among GenCorp Inc., Easton Development Company, LLC, and Wachovia Bank, National Association, a national banking association, as Administrative Agent in its capacity as administrative agent under the Amended Credit Agreement dated as of June 27, 2006, among GenCorp Inc., as the Borrower, each of those Material Domestic Subsidiaries of the Borrower identified as a ‘Guarantor’ on the signature pages thereto and Wachovia Bank, National Association, a national banking association, as Administrative Agent was filed as Exhibit 10.2 to GenCorp Inc.’s Current Report on Form 8-K filed November 30, 2009 (File No. 1-1520), and is incorporated herein by reference.
10.40		First Amendment and Consent to Credit Agreement, dated as of May 1, 2009, by and among, GenCorp Inc., as borrower, the subsidiaries of the Borrower from time to time party thereto, as guarantors, the lenders from time to time party thereto and Wachovia Bank, National Association, as administrative agent for the lenders, was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated May 6, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.41†	Employment Agreement dated July 2, 2009 between John Joy and GenCorp Inc. was filed as Exhibit 10.1 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.42†	Amendment to the GenCorp Inc. 1999 Equity and Performance Incentive Plan, effective October 6, 2009 was filed as Exhibit 10.2 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.43†	Amendment to the GenCorp Inc. 2009 Equity and Performance Incentive Plan, effective October 6, 2009 was filed as Exhibit 10.3 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.44†	Director Stock Appreciation Rights Agreement between GenCorp Inc. and Directors for grants of stock appreciation rights under the GenCorp Inc. 2009 Equity and Performance Incentive Plan was filed as Exhibit 10.4 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.

Table
Item No.		Exhibit Description

10	.45†	Amendment to the Benefits Restoration Plan for Salaried Employees of GenCorp Inc. and Certain Subsidiary Companies, effective October 6, 2009 was filed as Exhibit 10.5 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.46†	Amendment to the 2009 Benefit Restoration Plan for the GenCorp Inc. 401(k) Plan, effective October 6, 2009 was filed as Exhibit 10.6 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.47†	Amendment to the 2009 Benefits Restoration Plan for the GenCorp Inc. Pension Plan, effective October 6, 2009 was filed as Exhibit 10.7 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.48†	Amendment to the Deferred Bonus Plan of GenCorp Inc. and Participating Subsidiaries, effective October 6, 2009 was filed as Exhibit 10.8 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.49†	Amendment to the GenCorp Inc. Deferred Compensation Plan for Nonemployee Directors, as amended, effective October 6, 2009 was filed as Exhibit 10.9 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.50†	Amendment to the GenCorp Inc. 1996 Supplemental Retirement Plan for Management Employees, effective October 6, 2009 was filed as Exhibit 10.10 to GenCorp Inc.’s Quarterly Report on Form 10-Q for the third quarter ended August 31, 2009 (File No. 1-1520), and is incorporated herein by reference.
10	.51†	Employment Agreement dated January 6, 2010 by and between Scott Seymour and GenCorp Inc. was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated January 6, 2010 (File No. 1-1520), and is incorporated herein by reference.
10.52		Settlement Agreement by and between Aerojet and United States of America, dated November 29, 1992, was filed as Exhibit 10.52 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2009 (File No. 1-1520), and is incorporated herein by reference.
10.53		Modification No. 1 to the November 29, 1992 Settlement Agreement by and between Aerojet and United States of America, dated October 27, 1998, was filed as Exhibit 10.53 to GenCorp Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2009 (File No. 1-1520), and is incorporated herein by reference.
10.54		Second Amendment to Credit Agreement by and among GenCorp Inc., as borrower, the subsidiaries of GenCorp Inc. from time to time party thereto, as guarantors, and Wachovia Bank, National Association, as Administrative Agent for the lenders, dated as of March 17, 2010, was filed as Exhibit 10.1 to GenCorp Inc.’s Current Report on Form 8-K dated March 19, 2010 (File No. 1-1520), and is incorporated herein by reference.
10.55		Purchase Agreement dated March 18, 2010 between GenCorp Inc. and Beach Point Capital Management LP, on behalf of certain funds and accounts it manages was filed as Exhibit 10.2 to GenCorp Inc.’s Current Report on Form 8-K filed on March 19, 2010 (File No. 1-1520), and is incorporated herein by reference.
21	.1*	Subsidiaries of the Company.
23	.1*	Consent of Independent Registered Public Accounting Firm.
24	.1*	Power of Attorney.
31	.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith. All other exhibits have been previously filed.

**	Schedules and Exhibits have been omitted, but will be furnished to the SEC upon request.

†	Management contract or compensatory plan or arrangement.