Form 10-Q
period 2011-02-28
GENCORP INC
filed 2011-04-08
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: February 28, 2011
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________ to ______________
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of March 31, 2011, there were 58.7 million outstanding shares of our Common Stock, including redeemable common stock, $0.10 par value.

GenCorp Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended February 28, 2011

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements
GenCorp Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	February 28,	February 28,
	2011	2010
	(In millions, except per share amounts)
Net sales	$209.8	$186.8
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	180.6	169.7
Selling, general and administrative	10.3	5.0
Depreciation and amortization	5.7	6.0
Other expense, net	1.2	0.1
Unusual items:
Legal related matters	0.2	0.2
Gain on debt repurchased	(0.2)	—
Executive severance agreement	—	1.4

Total operating costs and expenses	197.8	182.4
Operating income	12.0	4.4
Non-operating (income) and expense:
Interest income	(0.3)	(0.3)
Interest expense	7.8	10.4

Total non-operating expenses, net	7.5	10.1

Income (loss) from continuing operations before income taxes	4.5	(5.7)
Income tax provision	2.6	4.2

Income (loss) from continuing operations	1.9	(9.9)
(Loss) income from discontinued operations, net of income taxes	(0.7)	1.0

Net income (loss)	$1.2	$(8.9)

Income (Loss) Per Share of Common Stock
Basic:
Income (loss) per share from continuing operations	$0.03	$(0.17)
(Loss) income per share from discontinued operations, net of income taxes	(0.01)	0.02

Net income (loss) per share	$0.02	$(0.15)

Diluted:
Income (loss) per share from continuing operations	$0.03	$(0.17)
(Loss) income per share from discontinued operations, net of income taxes	(0.01)	0.02

Net income (loss) per share	$0.02	$(0.15)

Weighted average shares of common stock outstanding	58.6	58.5

Weighted average shares of common stock outstanding, assuming dilution	58.6	58.5

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	February 28,	November 30,
	2011	2010
	(In millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$211.6	$181.5
Marketable securities	5.0	26.7
Accounts receivable	109.8	106.7
Inventories	48.8	51.1
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	39.5	32.0
Grantor trust	1.8	1.8
Other receivables, prepaid expenses and other	22.7	25.3
Income taxes	5.4	7.5

Total Current Assets	444.6	432.6
Noncurrent Assets
Property, plant and equipment, net	124.0	126.4
Real estate held for entitlement and leasing	60.5	59.9
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	145.6	151.5
Grantor trust	14.2	14.5
Goodwill	94.9	94.9
Intangible assets	16.5	16.9
Other noncurrent assets, net	89.3	94.8

Total Noncurrent Assets	545.0	558.9

Total Assets	$989.6	$991.5

LIABILITIES, REDEEMABLE COMMON STOCK, AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings and current portion of long-term debt	$60.2	$66.0
Accounts payable	34.0	27.1
Reserves for environmental remediation costs	50.5	40.7
Postretirement medical and life benefits	7.1	7.1
Advance payments on contracts	112.6	110.0
Other current liabilities	96.4	110.3

Total Current Liabilities	360.8	361.2
Noncurrent Liabilities
Senior debt	50.5	50.6
Senior subordinated notes	75.0	75.0
Convertible subordinated notes	200.0	200.0
Other debt	1.0	1.1
Deferred income taxes	7.8	7.6
Reserves for environmental remediation costs	169.4	177.0
Pension benefits	170.2	175.5
Postretirement medical and life benefits	71.1	71.8
Other noncurrent liabilities	61.5	66.8

Total Noncurrent Liabilities	806.5	825.4

Total Liabilities	1,167.3	1,186.6
Commitments and Contingencies (Note 7)
Redeemable common stock, par value of $0.10; 0.5 million shares issued and outstanding as of February 28, 2011 and November 30, 2010 (Note 8)	4.9	5.1
Shareholders’ Deficit
Preference stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 58.2 million shares issued and outstanding as of February 28, 2011; 58.1 million shares issued and outstanding as of November 30, 2010	5.9	5.9
Other capital	258.0	257.3
Accumulated deficit	(181.0)	(182.2)
Accumulated other comprehensive loss, net of income taxes	(265.5)	(281.2)

Total Shareholders’ Deficit	(182.6)	(200.2)

Total Liabilities, Redeemable Common Stock and Shareholders’ Deficit	$989.6	$991.5

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Income
(Unaudited)

						Accumulated
						Other	Total
	Comprehensive	Common Stock		Other	Accumulated	Comprehensive	Shareholders’
	Income	Shares	Amount	Capital	Deficit	Loss	Deficit
			(In millions, except share amounts)
November 30, 2010		58,094,443	$5.9	$257.3	$(182.2)	$(281.2)	$(200.2)
Net income	$1.2	—	—	—	1.2	—	1.2
Amortization of actuarial losses, net	15.7	—	—	—	—	15.7	15.7
Reclassification from redeemable common stock	—	21,619	—	0.2	—	—	0.2
Stock-based compensation	—	57,349	—	1.0	—	—	1.0
Repurchase of convertible debt	—	—	—	(0.5)	—	—	(0.5)

February 28, 2011	$16.9	58,173,411	$5.9	$258.0	$(181.0)	$(265.5)	$(182.6)

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	February 28,	February 28,
	2011	2010
	(In millions)
Operating Activities
Net income (loss)	$1.2	$(8.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations, net of income taxes	0.7	(1.0)
Depreciation and amortization	5.7	6.0
Amortization of debt discount and financing costs	1.7	3.2
Stock compensation	1.2	(1.5)
Net recognized loss on marketable securities	—	0.1
Gain on debt repurchased	(0.2)	—
Changes in assets and liabilities:
Accounts receivable	(3.1)	20.0
Inventories	2.3	8.5
Grantor trust	0.3	1.6
Other receivables, prepaid expenses and other	(4.7)	7.3
Income tax receivable	2.1	2.4
Real estate held for entitlement and leasing	(0.7)	(1.1)
Other noncurrent assets	10.1	4.8
Accounts payable	6.9	5.7
Pension benefits	11.4	10.1
Postretirement medical and life benefits	(1.5)	(1.5)
Advance payments on contracts	2.6	23.6
Other current liabilities	(5.1)	6.2
Deferred income taxes	0.2	1.5
Other noncurrent liabilities	(13.4)	(9.3)

Net cash provided by continuing operations	17.7	77.7
Net cash used in discontinued operations	(0.1)	(0.3)

Net Cash Provided by Operating Activities	17.6	77.4
Investing Activities
Purchases of investments with restricted cash	—	(195.0)
Sales of investments with restricted cash	—	127.7
Purchases of marketable securities	—	(75.9)
Sales of marketable securities	21.7	30.9
Capital expenditures	(2.0)	(4.2)

Net Cash Provided by (Used in) Investing Activities	19.7	(116.5)
Financing Activities
Proceeds from the issuance of debt	—	200.0
Debt issuance costs	—	(5.9)
Debt repayments	(7.2)	(142.2)

Net Cash (Used in) Provided by Financing Activities	(7.2)	51.9

Net Increase in Cash and Cash Equivalents	30.1	12.8
Cash and Cash Equivalents at Beginning of Period	181.5	126.3

Cash and Cash Equivalents at End of Period	$211.6	$139.1

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Basis of Presentation and Nature of Operations
     GenCorp Inc. (“GenCorp” or the “Company”) has prepared the accompanying Unaudited Condensed Consolidated Financial Statements, including its accounts and the accounts of its wholly owned and majority-owned subsidiaries, in accordance with the instructions to Form 10-Q. The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all of the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These interim financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2010, as filed with the Securities and Exchange Commission (“SEC”). Certain reclassifications have been made to financial information from the prior year to conform with the current year’s presentation.
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
     The Company’s fiscal year ends on November 30 of each year. The fiscal year of the Company’s wholly owned subsidiary, Aerojet-General Corporation (“Aerojet”), ends on the last Saturday of November.
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
     Real Estate — includes the activities of the Company’s wholly owned subsidiary Easton Development Company, LLC related to the entitlement, sale, and leasing of the Company’s excess real estate assets. The Company owns approximately 12,200 acres of land adjacent to U.S. Highway 50 between Rancho Cordova and Folsom, California east of Sacramento (“Sacramento Land”). The Company is currently in the process of seeking zoning changes and other governmental approvals on a portion of the Sacramento Land to optimize its value.
     On August 31, 2004, the Company completed the sale of its GDX Automotive (“GDX”) business. The remaining subsidiaries of GDX, including Snappon SA, are classified as discontinued operations in these Unaudited Condensed Consolidated Financial Statements (see Note 11).
     A detailed description of the Company’s significant accounting policies can be found in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended November 30, 2010.
Recently Adopted Accounting Pronouncements
     As of December 1, 2010, the Company adopted the new accounting standards related to the use of the milestone method of revenue recognition that applies to research or development transactions in which one or more payments are contingent upon achieving uncertain future events or circumstances. The adoption of the new standards did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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
     In December 2010, the FASB issued authoritative guidance on application of goodwill impairment model when a reporting unit has a zero or negative carrying amount. When a reporting unit has a zero or negative carrying value, Step 2 of the goodwill impairment test should be performed if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The guidance is effective for the Company beginning in the first quarter of fiscal 2012. The Company is currently evaluating the potential impact, if any, of the adoption of this guidance on its consolidated financial statements.
     In December 2010, the FASB issued authoritative guidance on disclosure of supplementary pro forma information for business combinations. The new guidance requires that pro forma financial information should be prepared as if the business combination occurred as of the beginning of the prior annual period. The guidance is effective for the Company for business combinations with acquisition dates occurring in and from the first quarter of fiscal 2012.

2. Income (Loss) Per Share of Common Stock
     A reconciliation of the numerator and denominator used to calculate basic and diluted income (loss) per share of common stock (“EPS”) is presented in the following table:

	Three months ended
	February 28,	February 28,
	2011 (1)	2010
	(In millions, except per share
	amounts; shares in thousands)
Numerator for Basic and Diluted EPS:
Income (loss) from continuing operations	$1.9	$(9.9)
(Loss) income from discontinued operations, net of income taxes	(0.7)	1.0

Net income (loss) for basic and diluted earnings per share	$1.2	$(8.9)

Denominator for Basic and Diluted EPS:
Basic and diluted weighted average shares	58,607	58,495

Basic:
Income (loss) per share from continuing operations	$0.03	$(0.17)
(Loss) income per share from discontinued operations, net of income taxes	(0.01)	0.02

Net income (loss) per share	$0.02	$(0.15)

Diluted:
Income (loss) per share from continuing operations	$0.03	$(0.17)
(Loss) income per share from discontinued operations, net of income taxes	(0.01)	0.02

Net income (loss) per share	$0.02	$(0.15)

(1)	The undistributed income allocated to participating securities was less than $0.1 million.
     The following table sets forth the potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive:

	Three months ended
	February 28,	February 28,
	2011	2010
	(In thousands)
4% Contingent Convertible Subordinated Notes (“4% Notes”) (1)	—	4,591
4.0625% Convertible Subordinated Debentures (“4 1/16% Debentures”) (2)	22,219	17,034
Employee stock options	1,239	1,169
Unvested restricted shares	620	287

Total potentially dilutive securities	24,078	23,081

(1)	In January 2010, the Company redeemed $124.7 million principal amount of the 4% Notes which were presented to the Company for payment. The Company redeemed the remaining $0.3 million of the 4% Notes in March 2010.

(2)	In December 2009, the Company issued $200.0 million principal amount of the 4 1/16% Debentures.
     The Company’s 2 1/4% Convertible Subordinated Debentures (“2 1/4% Debentures”) were not included in the computation of diluted earnings per share because the market price of the common stock did not exceed the conversion price and only the conversion premium for these debentures is settled in common shares.

3. Stock Based Compensation
     Total stock-based compensation expense (benefit) by type of award for the first quarter of fiscal 2011 and 2010 was as follows:

	Three months ended
	February 28,	February 28,
	2011	2010
	(In millions)
Stock appreciation rights	$0.2	$(1.6)
Stock options	0.3	—
Restricted stock, service based	0.4	0.1
Restricted stock, performance based	0.3	—

Total stock-based compensation expense (benefit)	$1.2	$(1.5)

4. Income Taxes
     The income tax provision of $2.6 million in the first quarter of fiscal 2011 is primarily related to current state taxes of $1.8 million, and net deferred taxes of $0.8 million, which represents the excess of federal and state deferred taxes from goodwill amortization over alternative minimum tax credits and research credits.
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

		Fair value measurement at February 28, 2011
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In millions)
Money market funds	$203.5	$203.5	$—	$—
Commercial paper	24.0	—	24.0	—

Total	$227.5	$203.5	$24.0	$—

		Fair value measurement at November 30, 2010
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In millions)
Money market funds	$154.2	$154.2	$—	$—
Commercial paper	63.4	—	63.4	—

Total	$217.6	$154.2	$63.4	$—

     As of February 28, 2011, a summary of cash and cash equivalents, marketable securities, and grantor trust by investment type is as follows:

		Cash and	Money Market	Commercial
	Total	Cash Equivalents	Funds	Paper
	(In millions)
Cash and cash equivalents	$211.6	$5.4	$187.2	$19.0
Marketable securities	5.0	—	—	5.0
Grantor trust(1)	16.3	—	16.3	—

	$232.9	$5.4	$203.5	$24.0

(1)	Includes $0.3 million in accrued amounts reimbursable to the Company which are reflected in other current assets.
     The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.
     The estimated fair value and principal amount for the Company’s long-term debt is presented below:

	Fair Value		Principal Amount
	February 28,	November 30,	February 28,	November 30,
	2011	2010	2011	2010
	(In millions)
Term loan	$49.7	$49.8	$51.0	$51.1
9 1/2% Senior Subordinated Notes (“9 1/2% Notes”)	76.1	75.9	75.0	75.0
2 1/4% Debentures(1)	61.5	67.6	62.1	68.6
4 1/16% Debentures	191.0	183.8	200.0	200.0
Other debt	1.3	2.0	1.3	2.0

	$379.6	$379.1	$389.4	$396.7

(1)	Excludes the unamortized debt discount of $2.7 million and $4.0 million as of February 28, 2011 and November 30, 2010, respectively.
     The fair values of the term loan, 9 1/2% Notes, 2 1/4% Debentures, and 4 1/16% Debentures were determined using broker quotes that are based on open markets of the Company’s debt securities as of February 28, 2011 and November 30, 2010, respectively. The fair value of the other debt was determined to approximate carrying value.
b. Marketable Securities
     As of February 28, 2011, the Company’s short-term available-for-sale investments were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In millions)
Commercial paper	$24.0	$—	$—	$24.0
     As of February 28, 2011, of the total estimated fair value, $19.0 million was classified as cash and cash equivalents because the remaining maturity at date of purchase was less than three months and $5.0 million was classified as marketable securities. At February 28, 2011, the contractual maturities of the Company’s available-for-sale marketable securities were less than one year.

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
c. Accounts Receivable

	February 28,	November 30,
	2011	2010
	(In millions)
Billed	$45.9	$58.0
Unbilled	62.6	46.9

Total receivables under long-term contracts	108.5	104.9
Other receivables	1.3	1.8

Accounts receivable	$109.8	$106.7

d. Inventories

	February 28,	November 30,
	2011	2010
	(In millions)
Long-term contracts at average cost	$230.4	$230.3
Progress payments	(182.6)	(180.2)

Total long-term contract inventories	47.8	50.1

Raw materials	0.6	0.5
Work in progress	0.2	0.5
Finished goods	0.2	—

Total other inventories	1.0	1.0

Inventories	$48.8	$51.1

e. Property, Plant and Equipment, net

	February 28,	November 30,
	2011	2010
	(In millions)
Land	$33.1	$33.2
Buildings and improvements	155.3	154.7
Machinery and equipment	358.6	359.3
Construction-in-progress	12.0	11.8

	559.0	559.0
Less: accumulated depreciation	(435.0)	(432.6)

Property, plant and equipment, net	$124.0	$126.4

f. Other Noncurrent Assets, net

	February 28,	November 30,
	2011	2010
	(In millions)
Receivable from Northrop Grumman Corporation (see Note 7(c))	$58.9	$58.6
Deferred financing costs	7.7	8.5
Other	22.7	27.7

Other noncurrent assets, net	$89.3	$94.8

g. Other Current Liabilities

	February 28,	November 30,
	2011	2010
	(In millions)
Accrued compensation and employee benefits	$39.7	$49.4
Legal settlements	10.8	10.6
Interest payable	4.0	7.4
Contract loss provisions	2.4	3.3
Deferred revenue	1.6	1.5
Other	37.9	38.1

Other current liabilities	$96.4	$110.3

h. Other Noncurrent Liabilities

	February 28,	November 30,
	2011	2010
	(In millions)
Pension benefits, non-qualified	$15.6	$15.6
Conditional asset retirement obligations	16.1	15.3
Legal settlements	7.6	13.8
Deferred revenue	9.7	9.8
Deferred compensation	7.4	7.0
Other	5.1	5.3

Other noncurrent liabilities	$61.5	$66.8

i. Accumulated Other Comprehensive Loss, Net of Income Taxes

	February 28,	November 30,
	2011	2010
	(In millions)
Actuarial losses, net	$(270.2)	$(285.9)
Prior service credits	4.7	4.7

Accumulated other comprehensive loss, net of income taxes	$(265.5)	$(281.2)

     During the first quarter of fiscal 2011 and 2010, the Company had comprehensive income of $16.9 million and $4.8 million, respectively. The components of accumulated other comprehensive loss related to the Company’s retirement benefit plans.
     Market conditions and interest rates significantly affect assets and liabilities of the Company’s pension plans. Pension accounting permits market gains and losses to be deferred and recognized over a period of years. This “smoothing” results in the creation of other accumulated income or loss which will be amortized to pension costs in future years. The accounting method the Company utilizes recognizes one-fifth of the unamortized gains and losses in the market-related value of pension assets and all other gains and losses including changes in the discount rate used to calculate benefit costs each year. Investment gains or losses for this purpose are the difference between the expected return and the actual return on the market-related value of assets which smoothes asset values over three years. Although the smoothing period mitigates some volatility in the calculation of annual retirement benefit expense, future expenses are impacted by changes in the market value of pension plan assets and changes in interest rates.

6. Long-term Debt

	February 28,	November 30,
	2011	2010
	(In millions)
Term loan, bearing interest at variable rates (rate of 3.52% as of February 28, 2011), payable in quarterly installments of $0.1 million plus interest, maturing in April 2013	$51.0	$51.1

Total senior debt	51.0	51.1

Senior subordinated notes, bearing interest at 9.50% per annum, interest payments due in February and August, maturing in August 2013	75.0	75.0

Total senior subordinated notes	75.0	75.0

Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in November 2024, net of debt discount	59.4	64.6
Convertible subordinated debentures, bearing interest at 4.0625% per annum, interest payments due in June and December, maturing in December 2034	200.0	200.0

Total convertible subordinated notes	259.4	264.6

Capital lease, payable in monthly installments, maturing in March 2017	1.3	1.3
Promissory note, bearing interest at 5% per annum	—	0.7

Total other debt	1.3	2.0

Total debt	386.7	392.7
Less: Amounts due within one year	(60.2)	(66.0)

Total long-term debt	$326.5	$326.7

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
     As of February 28, 2011, the borrowing limit under the Revolver was $65.0 million, of which $50.0 million can be utilized for letters of credit, with all of it available. Also, as of February 28, 2011, the Company had $68.5 million outstanding letters of credit under the $100.0 million letter of credit subfacility and had permanently reduced the amount of its term loan subfacility to the $51.0 million outstanding.
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

	Actual Ratios as of	Required Ratios
Financial Covenant	February 28, 2011	December 1, 2010 and thereafter
Interest coverage ratio, as defined under the Credit Agreement	5.14 to 1.00	Not less than: 2.25 to 1.00
Leverage ratio, as defined under the Credit Agreement(1)	1.41 to 1.00	Not greater than: 5.50 to 1.00

(1)	As a result of the March 17, 2010 amendment, the leverage ratio calculation was amended to allow for all cash and cash equivalents to reduce funded debt in the calculation as long as there are no loans outstanding under the Revolver.
     The Company was in compliance with its financial and non-financial covenants as of February 28, 2011.
  9 1/2% Senior Subordinated Notes
     As of February 28, 2011, the Company had $75.0 million outstanding of principal amount of its 9 1/2% Notes which mature in August 2013. Interest on the 9 1/2% Notes accrues at a rate of 9.50% per annum and is payable in February and August. All or any portion of the 9 1/2% Notes may be redeemed by the Company at any time on or after August 15, 2008 at redemption prices beginning at 104.75% of the principal amount and reducing to 100% of the principal amount by August 15, 2011.
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
  2 1/4% Convertible Subordinated Debentures
     As of February 28, 2011, the Company had $62.1 million outstanding of principal amount of its 2 1/4% Debentures. Interest on the 2 1/4% Debentures accrues at a rate of 2.25% per annum and is payable in May and November. The 2 1/4% Debentures are general unsecured obligations and rank equal in right of payment to all of the Company’s other existing and future subordinated indebtedness, including the 4 1/16% Debentures. The 2 1/4% Debentures rank junior in right of payment to all of the Company’s existing and future senior indebtedness, including all of its obligations under its Senior Credit Facility and all of its existing and future senior subordinated indebtedness, including the Company’s outstanding 9 1/2% Notes. In addition, the 2 1/4% Debentures are effectively subordinated to any of the Company’s collateralized debt and to any and all debt and liabilities, including trade debt of its subsidiaries.
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
     During the first quarter of fiscal 2011, the Company repurchased $6.5 million principal amount of its 2 1/4% Debentures at 99.0% to 99.1% of par, plus accrued and unpaid interest (See Note 13).
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
     The Company calculated the carrying value of the liability component at issuance as the present value of its cash flows using a discount rate of 8.86%. The carrying value of the liability component was determined to be $97.5 million. The equity component, or debt discount, of the 2 1/4% Debentures was determined to be $48.9 million. The debt discount is being amortized as a non-cash charge to interest expense over the period from the issuance date through November 20, 2011 which is the first date holders can require the Company to repurchase all or part of the 2 1/4% Debentures.
     The $4.9 million of costs incurred in connection with the issuance of the 2 1/4% Debentures were capitalized and bifurcated into deferred financing costs of $3.3 million and equity issuance costs of $1.6 million. The deferred financing costs are being amortized to interest expense from the issuance date through November 20, 2011. As of February 28, 2011, the unamortized portion of the deferred financing costs related to the 2 1/4% Debentures was $0.4 million and was included in other current assets on the consolidated balance sheets.

     The following table presents the carrying amounts of the liability and equity components:

	February 28,	November 30,
	2011	2010
	(In millions)
Carrying amount of equity component, net of equity issuance costs	$43.9	$44.4

Principal amount of 2 1/4% Debentures	$62.1	$68.6
Unamortized debt discount	(2.7)	(4.0)

Carrying amount of liability component	$59.4	$64.6

     The following table presents the interest expense components for the 2 1/4% Debentures:

	Three months ended
	February 28,	February 28,
	2011	2010
	(In millions)
Interest expense-contractual interest	$0.4	$0.8
Interest expense-amortization of debt discount	0.9	2.0
Interest expense-amortization of deferred financing costs	0.1	0.2
Effective interest rate	8.9%	8.9%

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
     Summarized below are the outstanding matters the Company believes have more than a remote possibility of having a material adverse effect on its operating results, financial condition, and/or cash flows.
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
     Southern California Water Company v. Aerojet-General Corporation, et al., Case No. CV-02-6340 ABC (RCx), U.S. District Court, Central District of CA.
     The City of Monterey Park v. Aerojet-General Corporation, et al., Case No. CV-02-5909 ABC (RCx), U.S. District Court, Central District of CA.
     The cases have been coordinated for ease of administration by the court. The plaintiffs’ claims against Aerojet are based upon allegations of discharges from a former site in the El Monte area. The total cost estimate to implement projects under a Unilateral Administrative Order (“UAO”) prepared by the Environmental Protection Agency (“EPA”) and the water entities is approximately $90 million. Aerojet investigations do not identify a credible connection between the contaminants identified by the plaintiff water entities in the SEMOU and those detected at Aerojet’s former facility located in El Monte, California, near the SEMOU (“East Flair Drive site”). Aerojet filed third-party complaints against several water entities on the basis that they introduced perchlorate-containing Colorado River water to the basin. Those water entities have filed motions to dismiss Aerojet’s complaints. The motions and discovery have been stayed, pending efforts to resolve the litigation through mediation. During the period in which the litigation has been stayed, EPA, the California Department of Toxic Substances Control (“DTSC”) and the plaintiff water entities have reached settlements through the mediation process with various of the parties sued, which have been brought to the Federal District Court for approval. Certain of the settlements have been challenged by Aerojet and other defendants and are not finally resolved.
     During fiscal 2010, Aerojet received correspondence from EPA on behalf of itself, the DTSC and the water entities regarding settlement. Aerojet participated in mediation with EPA, DTSC and the water entities to resolve the claims, and reached a tentative settlement with EPA and DTSC in mid-December 2010 which was accepted by the water entities in January 2011. The settlement now must be approved by EPA and published for public comment. The Company recorded the financial impact of the tentative settlement in the fourth quarter of fiscal 2010. Accordingly, the Company does not believe it has any further material estimated losses related to this matter at this time; however, if the tentative settlement is not finalized, the litigation stay is likely to be lifted and EPA may refer the matter to the U.S. Department of Justice for litigation, seeking to hold Aerojet liable for past and future costs, to recover costs of suit and attorneys’ fees, and as to any accrued interest, penalties or statutory damages. In such case, Aerojet would vigorously defend itself.
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
     On June 30, 2009, SCWA notified Aerojet and Boeing that it was not prepared to extend the tolling period and intended to file suit. On July 1, 2009, the County and SCWA filed a complaint against Aerojet and Boeing in the U.S. District Court for the Eastern District of California, in Sacramento, County of Sacramento; Sacramento County Water Agency v. Aerojet-General Corporation and The Boeing Corporation [sic], Civ. No. 2:09-at-1041. In the complaint, the County and SCWA alleged that because groundwater contamination from various sources including Aerojet, Boeing/MDC, and the former Mather Air Force Base, was continuing, the County and SCWA should be awarded unspecified monetary damages as well as declaratory and equitable relief. The complaint was served, but the parties entered into joint stipulations staying the proceedings to allow for settlement negotiations. The current stay is in effect to May 30, 2011. As of February 28, 2011, the estimated anticipated costs and accrued amount for the SCWA matter was $9.8 million, which is based on original commitments entered by the Company and included as a component of the Company’s

Sacramento, California site environmental reserves. This is a complex matter involving multiple parties; accordingly, the Company cannot reasonably estimate the outcome of this proceeding at this time but it is reasonably possible the eventual outcome could exceed the amount of the reserves recorded and could have a material adverse effect on the Company’s operating results, financial condition and/or cash flows.
M&H Realty/Fullerton case
     On July 7, 2008, Aerojet was served with a complaint brought by the owner of property in Fullerton, California at which Aerojet had operated for over twenty years. Aerojet sold the property in 1984 to MDC, also a defendant in the lawsuit, which redeveloped and subsequently sold the property. The complaint, entitled M&H Realty Partners V, L.P. v Aerojet-General Corporation, Boeing Realty Corporation and McDonnell Douglas Corporation, et al. Case No. 30-2008-00080378-CU-TT-CXC, is pending in the Superior Court for Orange County, California. The property owner alleges Aerojet and Boeing, the successor to MDC, are responsible for soil contamination that has increased the costs of further redevelopment of the property. During the first quarter of fiscal 2011, the parties entered into a confidential settlement of the litigation. The Company recorded the financial impact of the confidential settlement in the first quarter of fiscal 2011. Accordingly, the Company does not believe it has any further estimated losses related to this matter.
Asbestos Litigation
     The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Texas and Pennsylvania. There were 139 asbestos cases pending as of February 28, 2011.
     Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued for such contingencies.
Subpoenas Duces Tecum
     On January 6, 2010, the Company received a subpoena duces tecum from the Defense Criminal Investigative Service of the Office of the Inspector General of the DoD, working in conjunction with the Civil Division of the United States Attorneys’ office in Sacramento, California, requesting that the Company produce a variety of documents pertaining to the allowability of certain costs under its contracts with the DoD from October 1, 2003 to the present. On September 23, 2010, the Company received a subpoena duces tecum from the U.S. Army Criminal Investigation Command, acting on behalf of the Office of the Inspector General of the DoD, requesting that the Company produce a variety of documents pertaining to the use of certain cost estimating factors under its contracts with the DoD. The subpoenas are still in the early stages and no financial demands have been made; accordingly, the Company is currently unable to reasonably estimate what the outcome of these civil investigations will be or the impact, if any, the investigations may have on the Company’s operating results, financial condition, and/or cash flows. Accordingly, no estimate of future liability has been accrued for such contingencies. The Company has and continues to cooperate fully with these investigations and is responding to the subpoenas.
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
b. Environmental Matters
     The Company is involved in over forty environmental matters under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), the Resource Conservation Recovery Act (“RCRA”), and other federal, state, local, and foreign laws relating to soil and groundwater contamination, hazardous waste management activities, and other environmental matters at some of its current and former facilities. The Company is also involved in a number of remedial activities at third party sites, not owned by the Company, where it is designated a potentially responsible party (“PRP”) by either the U.S. EPA and/or a state agency. In many of these matters, the Company is involved with other PRPs. In many instances, the Company’s liability and proportionate share of costs have not been determined largely due to uncertainties as to the nature and extent of site conditions and the Company’s involvement. While government agencies frequently claim PRPs are jointly and severally liable at such sites, in the Company’s experience, interim and final allocations of liability and costs are generally made based on relative contributions of waste or contamination. Anticipated costs associated with environmental remediation that are probable and estimable are accrued. In cases where a date to complete remedial activities at a particular site cannot be determined by reference to agreements or otherwise, the Company projects costs over an appropriate time period not exceeding fifteen years; in such cases, generally the Company does not have the ability to reasonably estimate environmental remediation costs that are beyond this period. Factors that could result in changes to the Company’s estimates include completion of current and future soil and groundwater investigations, new claims, future agency demands, discovery of more or less contamination than expected, discovery of new contaminants, modification of planned remedial actions, changes in estimated time required to remediate, new technologies, and changes in laws and regulations.
     As of February 28, 2011, the aggregate range of these anticipated environmental costs was $219.9 million to $379.9 million and the accrued amount was $219.9 million. See Note 7(c) for a summary of the environmental reserve activity for the first quarter of fiscal 2011. Of these accrued liabilities, approximately 63% relates to the Sacramento, California site and approximately 21% to the Baldwin Park Operable Unit of the San Gabriel Valley, California site. Each of those two sites is discussed below. The balance of the accrued liabilities relates to other sites for which the Company’s obligations are probable and estimable.
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
     Aerojet is involved in various stages of soil and groundwater investigation, remedy selection, design, and remedy construction associated with the operable units. In 2002, the U.S. EPA issued a UAO requiring Aerojet to implement the U.S. EPA-approved remedial action in the Western Groundwater Operable Unit. An identical order was issued by the California Regional Water Quality Control Board, Central Valley (“Central Valley RWQCB”). Construction of the remedy specified in the UAO is anticipated to be completed in fiscal 2011. Aerojet submitted a final RI/FS for the Perimeter Groundwater Operable Unit in 2008, for which the U.S. EPA issued a record of decision on February 15, 2011. Aerojet submitted a final Remedial Investigation Report for the Boundary Operable Unit in 2010 and anticipates submittal of the final Feasibility Study for this operable unit in 2011. The remaining operable units are under various stages of investigation.
     Until March 2008, the entire southern portion of the site known as Rio Del Oro was under state orders issued in the 1990s from the DTSC to investigate and remediate environmental contamination in the soils and the Central Valley RWQCB to investigate and remediate groundwater environmental contamination. On March 14, 2008, the DTSC released all but approximately 400 acres of the Rio Del Oro property from DTSC’s environmental orders regarding soil contamination. Aerojet expects the approximately 400 acres of Rio Del Oro property that remain subject to the DTSC orders to be released once the soil remediation has been completed. The Rio

Del Oro property remains subject to the Central Valley RWQCB’s orders to investigate and remediate groundwater environmental contamination emanating offsite from such property. Pursuant to a settlement agreement entered into in 2009, Aerojet and Boeing have defined responsibilities with respect to future costs and environmental projects relating to this property. As of February 28, 2011, the estimated range of anticipated costs discussed above for the Sacramento, California site was $129.1 million to $219.1 million and the accrued amount was $129.1 million included as a component of the Company’s environmental reserves.
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
     Aerojet and the other Cooperating Respondents entered into an interim allocation agreement that establishes the interim payment obligations of the Cooperating Respondents for the costs incurred pursuant to the Project Agreement. Under the interim allocation, Aerojet is responsible for approximately two-thirds of all project costs, including government oversight costs. All project costs are subject to reallocation among the Cooperating Respondents. The interim allocation agreement expired, but until recently all Cooperating Respondents were paying in accordance with their interim allocations. In July 2008, Fairchild Holding Corporation sued Aerojet and the other Cooperating Respondents in Federal District Court in Los Angeles in the action Fairchild Holding Corp et al v. Aerojet-General Corp, et al SA 08CV 722-ABC claiming that it did not have any liability and that it should recover amounts paid of approximately $2.6 million and should, as between the Cooperating Respondents, have no further obligation to pay project costs.
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

     As of February 28, 2011, the estimated range of anticipated costs through the term of the agreement for the BPOU site was $46.9 million to $98.2 million and the accrued amount was $46.9 million included as a component of the Company’s environmental reserves.
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
Toledo, Ohio Site
     In August 2007, the Company, along with numerous other companies, received from the United States Department of Interior Fish and Wildlife Service a notice of a Natural Resource Damage (“NRD”) Assessment Plan for the Ottawa River and Northern Maumee Bay. The Company previously manufactured products for the automotive industry at a Toledo, Ohio site, which was adjacent to the Ottawa River. This facility was divested in 1990 and the Company indemnified the buyer for claims and liabilities arising out of certain pre-divestiture environmental matters. A group of PRPs, including GenCorp, was formed to respond to the NRD assessment and to pursue funding from the Great Lakes Legacy Act for primary restoration. The restoration project to be performed by the group consists of river dredging and land-filling river sediments with a total project cost in the range of approximately $47 to $49 million, one half of which is being funded through the Great Lakes Legacy Act and the net project costs to the PRP group is estimated at $23.5 to $24.5 million. The actual dredging of the river, begun in December 2009, has been completed. In February 2011, the parties reached an agreement on allocation. As of February 28, 2011, the estimated range of the Company’s share of anticipated costs for the NRD matter was $4.1 million to $5.9 million and the accrued amount was $4.1 million included as a component of the Company’s environmental reserves. Still unresolved at this time is the actual NRD Assessment itself. It is not possible to predict the outcome or timing of these types of assessments, which are typically lengthy processes lasting several years, or the amounts for these damages.
     In 2008, Textileather, Inc. (“Textileather”), the current owner of the former Toledo, Ohio site, filed a lawsuit against the Company claiming, among other things, that the Company failed to indemnify and defend Textileather for certain contractual environmental obligations. A second suit related to past and future RCRA closure costs was filed in late 2009. On May 5, 2010, the District Court granted the Company’s Motion for Summary Judgment, thereby dismissing the claims in the initial action. Textileather has appealed to the Sixth Circuit Court of Appeal and the briefing schedule has been extended. There are no District Court ordered dates in the second Textileather suit, but the parties are conducting informal discovery. As of February 28, 2011, the estimated anticipated costs and accrued amount for the Textileather matter was $2.1 million which is included as a component of the Company’s environmental reserves.
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
     A summary of the Company’s environmental reserve activity is shown below:

	November 30,	2011	2011	February 28,
	2010	Additions	Expenditures	2011
		(In millions)
Aerojet
Sacramento	$139.8	$1.5	$(2.4)	$138.9
BPOU	46.1	0.9	(0.1)	46.9
Other Aerojet sites	20.1	2.6	(0.3)	22.4

	206.0	5.0	(2.8)	208.2

Other Sites	11.7	0.1	(0.1)	11.7

Environmental Reserve	$217.7	$5.1	$(2.9)	$219.9

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

Pre-Close Environmental Costs	$20.0
Amount spent through February 28, 2011	(10.7)
Amount included as a component of reserves for environmental remediation costs in the unaudited condensed consolidated balance sheet as of February 28, 2011	(1.2)

Remaining Pre-Close Environmental Costs	$8.1

Estimated Recoveries
     On January 12, 1999, Aerojet and the U.S. government implemented the October 1997 Agreement in Principle (“Global Settlement”) resolving certain prior environmental and facility disagreements, with retroactive effect to December 1, 1998. Under the Global Settlement, Aerojet and the U.S. government resolved disagreements about an appropriate cost-sharing ratio with respect to the cleanup costs of the environmental contamination at the Sacramento and Azusa sites. The Global Settlement cost-sharing ratio does not have a defined term over which costs will be recovered. Additionally, in conjunction with the sale of the EIS business in 2001,

Aerojet entered into an agreement with Northrop (the “Northrop Agreement”) whereby Aerojet is reimbursed by Northrop for a portion of environmental expenditures eligible for recovery under the Global Settlement, subject to annual and cumulative limitations. The current annual billing limitation to Northrop is $6.0 million.
     Pursuant to the Global Settlement covering environmental costs associated with Aerojet’s Sacramento site and its former Azusa site, prior to the third quarter of fiscal 2010, approximately 88% of such costs related to the Sacramento site and the former Azusa site were included in U.S. government contracts or reimbursed by Northrop. Subsequent to the third quarter of fiscal 2010, because the Company had reached the reimbursement ceiling under the Northrop Agreement, approximately 63% of such costs are included in U.S. government contracts. See additional information below.
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
     Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations and the total reimbursements are limited to a ceiling of $189.7 million. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through February 28, 2011	(84.2)

Potential future cost reimbursements available	105.5
Receivable from Northrop in excess of the annual limitation included as a component of other noncurrent assets in the unaudited condensed consolidated balance sheet as of February 28, 2011	(58.9)
Amounts recoverable from Northrop in future periods included as a component of recoverable from the U.S. government and other third parties for environmental remediation costs in the unaudited condensed consolidated balance sheet as of February 28, 2011	(46.6)

Potential future recoverable amounts available under the Northrop Agreement	$—

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
Environmental reserves and estimated recoveries impact to unaudited condensed consolidated statement of operations
     The expenses and benefits associated with adjustments to the environmental reserves are recorded as a component of other expense, net in the unaudited condensed consolidated statements of operations. Summarized financial information for the impact of environmental reserves and recoveries to the unaudited condensed consolidated statements of operations is set forth below:

			Total	Charge to
			Estimated	Unaudited
	Estimated	Estimated	Recoverable	Condensed	Total
	Recoverable	Recoverable	Amounts Under	Consolidated	Environmental
	Amounts from	Amounts from	U.S. Government	Statement of	Reserve
	Northrop	U.S. Government	Contracts	Operations	Additions
(In millions)
Three months ended February 28, 2011	$—	$4.0	$4.0	$1.1	$5.1
Three months ended February 28, 2010	0.8	2.5	3.3	0.4	3.7

8. Redeemable Common Stock
     The Company inadvertently failed to register with the SEC the issuance of certain of its common shares in its defined contribution 401(k) employee benefit plan (the “Plan”). As a result, certain Plan participants who purchased such securities pursuant to the Plan may have the right to rescind certain of their purchases for consideration equal to the purchase price paid for the securities (or if such security has been sold, to receive consideration with respect to any loss incurred on such sale) plus interest from the date of purchase. As of February 28, 2011 and November 30, 2010, the Company has classified 0.5 million shares as redeemable common stock because the redemption features are not within the control of the Company. The Company may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares. These shares have always been treated as outstanding for financial reporting purposes. In June 2008, the Company filed a registration statement on Form S-8 to register future transactions in the GenCorp Stock Fund in the Plan. During the first quarter of fiscal 2011 and 2010, the Company recorded a charge of $0.2 million for realized losses and interest associated with this matter.
9. Arrangements with Off-Balance Sheet Risk
     As of February 28, 2011, arrangements with off-balance sheet risk consisted of:
     — $68.5 million in outstanding commercial letters of credit expiring within the next twelve months, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.
     — Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to U.S. government agencies for environmental remediation activities (See Note 7(b) for additional information).
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
     The Company also issues purchase orders and makes other commitments to suppliers for equipment, materials, and supplies in the normal course of business. These purchase commitments are generally for volumes consistent with anticipated requirements to fulfill purchase orders or contracts for product deliveries received, or expected to be received, from customers and would be subject to reimbursement if a cost-plus contract is terminated.

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
     The value of the unfunded accrued benefits and amount of required contribution each year are based on a number of factors, including plan investment experience and interest rate environment and, as such, can fluctuate significantly from year to year. Companies may prepay contributions and, under certain circumstances, use those prepayment credits to satisfy the required funding of the pension plan’s annual required contribution thereby allowing the Company to defer cash payments into the pension plan. The Company has accumulated $61.4 million in such prepayment credits as of March 15, 2011. For fiscal 2011, the Company is not expecting to make a cash contribution to the pension plan.
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
     Medical and Life Benefits — The Company provides medical and life insurance benefits to certain eligible retired employees, with varied coverage by employee group. Generally, employees hired after January 1, 1997 are not eligible for medical and life insurance benefits. The medical benefit plan provides for cost sharing between the Company and its retirees in the form of retiree contributions, deductibles, and coinsurance. Medical and life benefit obligations are unfunded.
     Components of retirement benefit expense are:

	Pension Benefits		Postretirement Benefits
	Three months ended
	February 28,	February 28,	February 28,	February 28,
	2011	2010	2011	2010
		(In millions)
Service cost	$1.0	$1.1	$—	$0.1
Interest cost on benefit obligation	19.6	21.5	0.9	1.0
Assumed return on plan assets	(25.6)	(26.9)	—	—
Recognized net actuarial losses (gains)	16.6	14.7	(0.9)	(1.0)

Retirement benefit expense	$11.6	$10.4	$—	$0.1

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
     Summarized financial information for discontinued operations is set forth below:

	Three months ended
	February 28,	February 28,
	2011	2010
	(In millions)
Net sales	$—	$—
(Loss) income before income taxes(1)	(0.7)	1.0
Income tax benefit	—	—
(Loss) income from discontinued operations, net of income taxes	(0.7)	1.0

(1)	Includes foreign currency (losses) and gains of ($0.6) million and $1.3 million in the first quarter of fiscal 2011 and 2010, respectively.
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
     Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended
	February 28,	February 28,
	2011	2010
Raytheon Company	39%	38%
Lockheed Martin Corporation	26%	28%
     Sales in the first quarter of fiscal 2011 and 2010 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled 92% and 93%, respectively, of net sales.
Selected financial information for each reportable segment is as follows:

	Three months ended
	February 28,	February 28,
	2011	2010
	(In millions)
Net Sales:
Aerospace and Defense	$208.1	$185.1
Real Estate	1.7	1.7

Total	$209.8	$186.8

Segment Performance:
Aerospace and Defense	$27.3	$17.3
Environmental remediation provision adjustments	(1.0)	(0.3)
Retirement benefit plan expense	(5.2)	(7.3)
Unusual items (see Note 13)	(0.2)	(0.2)

Aerospace and Defense Total	20.9	9.5

Real Estate	1.2	1.2

Total	$22.1	$10.7

Reconciliation of segment performance to income (loss) from continuing operations before income taxes:
Segment Performance	$22.1	$10.7
Interest expense	(7.8)	(10.4)
Interest income	0.3	0.3
Stock-based compensation (expense) benefit	(1.2)	1.5
Corporate retirement benefit plan expense	(6.4)	(3.2)
Corporate and other expenses	(2.7)	(3.2)
Unusual items (see Note 13)	0.2	(1.4)

Income (loss) from continuing operations before income taxes	$4.5	$(5.7)

13. Unusual Items
     In the first quarter of fiscal 2010, the Company recorded $1.4 million associated with executive severance.
     During the first quarter of fiscal 2011 and 2010, the Company recorded $0.2 million for realized losses and interest associated with the failure to register with the SEC the issuance of certain of our common shares under the defined contribution 401(k) employee benefit plan.
     A summary of the Company’s gain on the debt repurchased during the first quarter of fiscal 2011 is as follows (in millions):

Principal amount repurchased	$6.5
Cash repurchase price	(6.4)

0.1
Write-off of the associated debt discount	(0.4)
Portion of the 2 1/4% Convertible Subordinated Debentures (“2 1/4% Debentures”) repurchased attributed to the equity component	0.5

Gain on 2 1/4% Debentures repurchased	$0.2

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
Condensed Consolidating Statements of Operations
(Unaudited)

		Guarantor	Non-guarantor
Three months ended February 28, 2011 (In millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$209.8	$—	$—	$209.8
Cost of sales (exclusive of items shown separately below)	—	180.6	—	—	180.6
Selling, general and administrative	6.8	3.5	—	—	10.3
Depreciation and amortization	—	5.7	—	—	5.7
Interest expense	6.5	1.3	—	—	7.8
Other, net	2.6	(1.7)	—	—	0.9

(Loss) income from continuing operations before income taxes	(15.9)	20.4	—	—	4.5
Income tax provision	2.0	0.6	—	—	2.6

(Loss) income from continuing operations	(17.9)	19.8	—	—	1.9
Loss from discontinued operations	(0.7)	—	—	—	(0.7)

(Loss) income before equity income of subsidiaries	(18.6)	19.8	—	—	1.2
Equity income of subsidiaries	19.8	—	—	(19.8)	—

Net income	$1.2	$19.8	$—	$(19.8)	$1.2

		Guarantor	Non-guarantor
Three months ended February 28, 2010 (In millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$186.8	$—	$—	$186.8
Cost of sales (exclusive of items shown separately below)	—	169.7	—	—	169.7
Selling, general and administrative	1.8	3.2	—	—	5.0
Depreciation and amortization	—	6.0	—	—	6.0
Interest expense	9.2	1.2	—	—	10.4
Other, net	1.5	(0.1)	—	—	1.4

(Loss) income from continuing operations before income taxes	(12.5)	6.8	—	—	(5.7)
Income tax (benefit) provision	(0.3)	4.5	—	—	4.2

(Loss) income from continuing operations	(12.2)	2.3	—	—	(9.9)
Income from discontinued operations	1.0	—	—	—	1.0

(Loss) income before equity income of subsidiaries	(11.2)	2.3	—	—	(8.9)
Equity income of subsidiaries	2.3	—	—	(2.3)	—

Net (loss) income	$(8.9)	$2.3	$—	$(2.3)	$(8.9)

Condensed Consolidating Balance Sheets
(Unaudited)

		Guarantor	Non-guarantor
February 28, 2011 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$215.0	$(3.4)	$—	$—	$211.6
Marketable securities	5.0	—	—	—	5.0
Accounts receivable	—	109.8	—	—	109.8
Inventories	—	48.8	—	—	48.8
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	0.1	39.4	—	—	39.5
Grantor trust	1.5	0.3	—	—	1.8
Other receivables, prepaid expenses and other	10.8	11.9	—	—	22.7
Income taxes	7.6	(2.2)	—	—	5.4

Total current assets	240.0	204.6	—	—	444.6
Property, plant and equipment, net	0.4	123.6	—	—	124.0
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	0.2	145.4	—	—	145.6
Grantor trust	9.8	4.4	—	—	14.2
Goodwill	—	94.9	—	—	94.9
Intercompany (payable) receivable, net	(188.3)	208.0	(19.7)	—	—
Other noncurrent assets and intangibles, net	269.5	158.6	9.9	(271.7)	166.3

Total assets	$331.6	$939.5	$(9.8)	$(271.7)	$989.6

Short-term borrowings and current portion of long-term debt	$60.0	$0.2	$—	$—	$60.2
Accounts payable	0.5	33.5	—	—	34.0
Reserves for environmental remediation costs	4.1	46.4	—	—	50.5
Other current liabilities, advance payments on contracts, and postretirement medical and life insurance benefits	33.9	182.2	—	—	216.1

Total current liabilities	98.5	262.3	—	—	360.8
Long-term debt	325.5	1.0	—	—	326.5
Reserves for environmental remediation costs	7.6	161.8	—	—	169.4
Pension benefits	15.6	154.6	—	—	170.2
Other noncurrent liabilities	62.1	78.3	—	—	140.4

Total liabilities	509.3	658.0	—	—	1,167.3
Commitments and contingencies (Note 7)
Redeemable common stock (Note 8)	4.9	—	—	—	4.9
Total shareholders’ (deficit) equity	(182.6)	281.5	(9.8)	(271.7)	(182.6)

Total liabilities, redeemable common stock, and shareholders’ equity (deficit)	$331.6	$939.5	$(9.8)	$(271.7)	$989.6

		Guarantor	Non-guarantor
November 30, 2010 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$197.3	$(15.8)	$—	$—	$181.5
Marketable securities	26.7	—	—	—	26.7
Accounts receivable	—	106.7	—	—	106.7
Inventories	—	51.1	—	—	51.1
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	0.1	31.9	—	—	32.0
Grantor trust	1.4	0.4	—	—	1.8
Other receivables, prepaid expenses and other	11.5	13.8	—	—	25.3
Income taxes	9.9	(2.4)	—	—	7.5

Total current assets	246.9	185.7	—	—	432.6
Property, plant and equipment, net	4.8	121.6	—	—	126.4
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	0.2	151.3	—	—	151.5
Grantor trust	10.1	4.4	—	—	14.5
Goodwill	—	94.9	—	—	94.9
Intercompany (payable) receivable, net	(178.5)	198.2	(19.7)	—	—
Other noncurrent assets and intangibles, net	242.0	162.9	9.9	(243.2)	171.6

Total assets	$325.5	$919.0	$(9.8)	$(243.2)	$991.5

Short-term borrowings and current portion of long-term debt	$65.8	$0.2	$—	$—	$66.0
Accounts payable	0.6	26.5	—	—	27.1
Reserves for environmental remediation costs	3.3	37.4	—	—	40.7
Other current liabilities, advance payments on contracts, and postretirement medical and life insurance benefits	36.8	190.6	—	—	227.4

Total current liabilities	106.5	254.7	—	—	361.2
Long-term debt	325.6	1.1	—	—	326.7
Reserves for environmental remediation costs	8.3	168.7	—	—	177.0
Pension benefits	17.0	158.5	—	—	175.5
Other noncurrent liabilities	63.2	83.0	—	—	146.2

Total liabilities	520.6	666.0	—	—	1,186.6
Commitments and contingencies (Note 7)
Redeemable common stock (Note 8)	5.1	—	—	—	5.1
Total shareholders’ (deficit) equity	(200.2)	253.0	(9.8)	(243.2)	(200.2)

Total liabilities, redeemable common stock, and shareholders’ equity (deficit)	$325.5	$919.0	$(9.8)	$(243.2)	$991.5

Condensed Consolidating Statements of Cash Flows
(Unaudited)

		Guarantor	Non-guarantor
Three months ended February 28, 2011 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(6.6)	$24.2	$—	$—	$17.6
Net transfers (to) from parent	9.8	(9.8)	—	—	—

Net cash provided by operating activities	3.2	14.4	—	—	17.6
Cash flows from investing activities:
Capital expenditures	—	(2.0)	—	—	(2.0)
Other investing activities	21.7	—	—	—	21.7

Net cash provided by (used in) investing activities	21.7	(2.0)	—	—	19.7
Cash flows from financing activities:
Debt repayments	(7.2)	—	—	—	(7.2)

Net cash used in financing activities	(7.2)	—	—	—	(7.2)

Net increase in cash and cash equivalents	17.7	12.4	—	—	30.1
Cash and cash equivalents at beginning of year	197.3	(15.8)	—	—	181.5

Cash and cash equivalents at end of period	$215.0	$(3.4)	$—	$—	$211.6

		Guarantor	Non-guarantor
Three months ended February 28, 2010 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(10.1)	$87.5	$—	$—	$77.4
Net transfers (to) from parent	57.4	(57.4)	—	—	—

Net cash provided by operating activities	47.3	30.1	—	—	77.4
Cash flows from investing activities:
Capital expenditures	—	(4.2)	—	—	(4.2)
Other investing activities	(112.3)	—	—	—	(112.3)

Net cash used in investing activities	(112.3)	(4.2)	—	—	(116.5)
Cash flows from financing activities:
Debt repayments	(142.2)	—	—	—	(142.2)
Proceeds from issuance of debt, net of issuance costs	194.1	—	—	—	194.1

Net cash provided by financing activities	51.9	—	—	—	51.9

Net (decrease) increase in cash and cash equivalents	(13.1)	25.9	—	—	12.8
Cash and cash equivalents at beginning of year	166.0	(39.8)	0.1	—	126.3

Cash and cash equivalents at end of period	$152.9	$(13.9)	$0.1	$—	$139.1

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
     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In addition, our operating results for interim periods may not be indicative of the results of operations for a full year. This section contains a number of forward-looking statements, all of which are based on current expectations and are subject to risks and uncertainties including those described in this Quarterly Report under the heading “Forward-Looking Statements.” Actual results may differ materially. This section should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended November 30, 2010, and periodic reports subsequently filed with the Securities and Exchange Commission (“SEC”).
Overview
     We are a manufacturer of aerospace and defense products and systems with a real estate segment that includes activities related to the re-zoning, entitlement, sale, and leasing of our excess real estate assets. We develop and manufacture propulsion systems for defense and space applications, armament systems for precision tactical weapon systems and munitions applications. Major market segments include space launch and in-space propulsion systems, missile defense, tactical missile systems, and force projection and protection systems.
     A summary of the significant financial highlights which management uses to evaluate our operating performance and financial condition is presented below.
•	Net sales for the first quarter of 2011 increased to $209.8 million compared to $186.8 million for the first quarter of 2010.
•	Net income for the first quarter of 2011 was $1.2 million, or $0.02 diluted income per share, compared to a net loss of $8.9 million, or $0.15 loss per share, for the first quarter of 2010.
•	Adjusted EBITDAP for the first quarter of 2011 was $29.3 million or 14.0% of net sales, compared to $22.5 million or 12.0% of net sales, for the first quarter of 2010.
•	Segment performance before environmental remediation provision adjustments, retirement benefit plan expense, and unusual items was $28.5 million for the first quarter of 2011, compared to $18.5 million for the first quarter of 2010.
•	Cash provided by operating activities in the first quarter of 2011 totaled $17.6 million, compared to $77.4 million in the first quarter of 2010.
•	Free cash flow in the first quarter of 2011 totaled $15.6 million, compared to $73.2 million in the first quarter of 2010.
•	As of February 28, 2011, we had $172.8 million in net debt compared to $245.1 million in net debt as of February 28, 2010.
     We provide Non-GAAP measures as a supplement to financial results based on GAAP. A reconciliation of the Non-GAAP measures to the most directly comparable GAAP measures is presented later in the Management’s Discussion and Analysis under the heading “Operating Segment Information” and “Use of Non-GAAP Financial Measures.”
     We are operating in an environment that is characterized by both increasing complexity in the global security environment, as well as continuing worldwide economic pressures. A significant component of our strategy in this environment is to focus on delivering excellent performance to our customers, driving improvements and efficiencies across our operations, and creating value through the enhancement and expansion of our business.
     Some of the significant challenges we face are as follows: dependence upon government programs and contracts, future reductions or changes in U.S. government spending in our industry, highly leveraged capital structure, and an underfunded pension plan. These matters are discussed in more detail below.
Major Customers
     The principal end user customers of our products and technology are agencies of the U.S. government. Since a majority of our sales are, directly or indirectly, to the U.S. government, funding for the purchase of our products and services generally follows trends in U.S. aerospace and defense spending.

     Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended
	February 28,	February 28,
	2011	2010
Raytheon Company	39%	38%
Lockheed Martin Corporation	26%	28%
     Sales in the first quarter of fiscal 2011 and 2010 directly and indirectly to the U.S. government and its agencies, including sales to our significant customers discussed above, totaled 92% and 93%, respectively, of net sales. The Standard Missile program, which is included in the U.S. government sales, represented 29% and 26% of net sales for the first quarter of fiscal 2011 and 2010, respectively.
Industry Overview
     Broad support continues for Department of Defense (“DoD”) and NASA funding in the Government Fiscal Year (“GFY”) ending September 30, 2011 and beyond. However, these federal department/agency budgets are under severe pressure due to the financial impacts from ongoing military operations and the cumulative effects of annual federal budget deficits and rising U.S. federal debt. As a result, the DoD budget is projected to grow at very modest levels in the Obama Administration (“Administration”) GFY 2012 budget request. During the same time period the NASA budget was authorized by Congress in late 2010 to grow modestly. However, the Administration’s budget request projections are for the NASA budget to remain flat.
Department of Defense
     While U.S. defense appropriations have increased substantially since the terrorist attacks of September 11, 2001 and ensuing military actions in Afghanistan and Iraq, the rate of increase is projected to slow and then flatten over the course of GFY 2012 — 2016. The total GFY 2012 request of $671 billion includes $553 billion for the base budget which is $4 billion above the GFY 2011 requested amount. The request also includes $118 billion for Overseas Contingency Operations, down from $163 billion budget in GFY 2010. Out-year projections for the base budget in the GFY 2012 request shift real growth downward to an average of 0.5% per year across GFY 2011 — 2016. Real growth in the DoD budget flat-lines in GFY’s 2015 and 2016. Although the ultimate distribution of the GFY 2011 DoD budget remains to be finalized by Congress, at this time, we believe we are well positioned to benefit from DoD investment in: high-priority transformational systems that address current war fighting requirements; the re-capitalization of weapon systems and equipment expended during combat operations; and systems that meet new threats world-wide.
     The Administration has indicated a commitment to maintain adequate funding for the DoD and building defense capabilities for the 21st century. Areas that impact our products include: fully equipping U.S. forces for the missions they face; preserving air supremacy; maintaining forces at sea; protecting the U.S. in cyberspace; ensuring freedom of space; and a pragmatic and cost-effective development of missile defense.
NASA
     In 2010, a new NASA Authorization Act (the “Authorization Act”) took effect impacting GFY 2011-2013. The Authorization Act aims to: safely retire the Space Shuttle; extend the International Space Station through 2020; continue the development of the multipurpose crew exploration vehicle; build a new heavy lift launch vehicle; invest in new space technologies; and sustain and grow the science and aeronautics programs at NASA. We are well positioned to succeed due to our diverse offerings, innovative technologies, and existing contracts with both traditional and emerging launch providers. Additionally, we are the main propulsion provider for the multipurpose crew capsule.
     While the Authorization Act provides modest growth for NASA, the Administration’s GFY 2012 budget request for NASA sets a top line spending level of $18.7 billion, which is equivalent to GFY 2010 levels. Officially, NASA’s budget is flat lined at $18.7 billion for GFY 2012 — 2016. The Office of Management and Budget however is suggesting out-year funding levels could fall closer to $18.0 billion per year, $0.7 billion below the 2010 Authorization Act level for GFY 2012.

Capital Structure
     We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of February 28, 2011, we had $386.7 million of debt. We continue to focus on reducing our net debt position by generating cash from operations through growing our business and driving improvements and efficiencies across our operations. As of November 30, 2010, we had $188.5 million in net debt compared to $312.3 million in net debt as of November 30, 2009.
Retirement Benefits
     Our pension plan is currently underfunded and we may be required to make cash contributions in future periods, which may reduce the cash available for our businesses. As of November 30, 2010, our defined benefit pension plan assets and projected benefit obligations were approximately $1.4 billion and $1.6 billion, respectively. The Pension Protection Act (“PPA”) requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the funded status of the plan as of specified measurement dates. The funded ratio as of November 30, 2009 under the PPA for our tax-qualified defined benefit pension plan was 95.6% which was above the 94.0% ratio required under the PPA. The required ratio to be met as of the November 30, 2010 measurement date is 96%. The final calculated PPA funded ratio as of November 30, 2010 is expected to be completed in the second half of 2011.
     The value of the unfunded accrued benefits and amount of required contribution each year are based on a number of factors, including plan investment experience and interest rate environment and, as such, can fluctuate significantly from year to year. Companies may prepay contributions and, under certain circumstances, use those prepayment credits to satisfy the required funding of the pension plan’s annual required contribution thereby allowing the company to defer cash payments into the pension plan. We have accumulated $61.4 million in such prepayment credits as of March 15, 2011. For 2011, we are not expecting to make a cash contribution to the pension plan.
U.S. Cost Accounting Standards (“CAS”) Pension Recovery Rules
     On May 10, 2010, the CAS Board published a Notice of Proposed Rulemaking (“NPRM”) that if adopted would provide a framework to partially harmonize the CAS rules with the PPA funding requirements. The NPRM would “harmonize” by mitigating the mismatch between CAS costs and PPA-amended Employee Retirement Income Security Act (“ERISA”) minimum funding requirements. Until the final rule is published, and to the extent that the final rule does not completely eliminate mismatches between ERISA funding requirements and CAS pension costs, government contractors maintaining defined benefit pension plans will continue to experience a timing mismatch between required contributions and pension expenses recoverable under CAS. The final rule is expected to be issued in 2011 and to apply to contracts starting the year following the award of the first CAS covered contract after the effective date of the new rule.
Results of Operations
Net Sales:

	Three months ended
	February 28,	February 28,
	2011	2010	Change*
	(In millions)
Net Sales:	$209.8	$186.8	$23.0

*	Primary reason for change. The increase in net sales was primarily due to the following: (i) an increase of $12.9 million in the various Standard Missile programs primarily related to the divert and attitude control system contracts; (ii) awards received in fiscal 2010 on the Hawk program resulting in $6.9 million of additional net sales; (iii) additional deliveries of rocket motors under the Atlas V program in the current period increasing net sales by $6.5 million; and (iv) increased deliveries on the Guided Multiple Launch Rocket System (“GMLRS”) program generating $5.9 million of additional net sales. The increase in net sales was partially offset by a decrease of $10.5 million on the Orion program due to NASA funding constraints.

Operating Income:

	Three months ended
	February 28,	February 28,
	2011	2010	Change*
	(In millions, except percentage amounts)
Operating income:	$12.0	$4.4	$7.6
Percentage of net sales	5.7%	2.4%

*	Primary reason for change. The increase in the first quarter of fiscal 2011 operating income margin of 3.3 percentage points, compared to the comparable prior year period, was primarily due to the following:
•	Improved contract performance contributed 4.8 percentage points to the operating margin.
•	Decrease of $1.6 million in unusual items which contributed 0.8 percentage point of improvement to the operating margin. The decrease in unusual items was primarily due to the executive severance agreement charge of $1.4 million in the first quarter of fiscal 2010.
     These increases were partially offset by the following:
•	Increase of $2.7 million in stock-based compensation in the current period resulting in a 1.3 percentage point decline in operating margin.
•	Increases in retirement benefit expense and environmental remediation costs that each represented 0.5 percentage point decrease in the operating margin.
Cost of sales (exclusive of items shown separately below):

	Three months ended
	February 28,	February 28
	2011	2010	Change*
	(In millions, except percentage amounts)
Cost of sales (exclusive of items shown separately below):	$180.6	$169.7	$10.9
Percentage of net sales	86.1%	90.8%

*	Primary reason for change. The decrease in costs of sales as a percentage of net sales was primarily driven by improved contract performance on Atlas V and various tactical and in-space propulsion programs as a result of manufacturing efficiencies and lower overhead rates. In addition, non-cash aerospace and defense retirement benefit plan expense decreased by $2.1 million. See discussion of “Retirement Benefit Plans” below.
Selling, General and Administrative (“SG&A”):

	Three months ended
	February 28,	February 28,
	2011	2010	Change*
	(In millions, except percentage amounts)
Selling, General and Administrative:	$10.3	$5.0	$5.3
Percentage of net sales	4.9%	2.7%

*	Primary reason for change. The increase in SG&A expense is primarily due to an increase of $3.2 million of non-cash corporate retirement benefit plan expenses. See discussion of “Retirement Benefit Plans” below. Additionally, stock-based compensation increased by $2.7 million in the current period compared to the prior period primarily due to changes in the fair value of the stock appreciation rights and stock awards granted in fiscal 2010. See Note 3 of the Unaudited Condensed Consolidated Financial Statements for additional information about the components of stock-based compensation.

Depreciation and Amortization:

	Three months ended
	February 28,	February 28,
	2011	2010	Change*
	(In millions)
Depreciation and amortization:	$5.7	$6.0	$(0.3)

*	Primary reason for change. Depreciation and amortization expense was essentially unchanged for the periods presented.
Other expense, net:

	Three months ended
	February 28,	February 28,
	2011	2010	Change*
	(In millions)
Other expense, net	$1.2	$0.1	$1.1

*	Primary reason for change. The increase in other expense, net was primarily due to higher environmental remediation costs in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.
Unusual items:

	Three months ended
	February 28,	February 28,
	2011	2010	Change*
	(In millions)
Unusual items	$—	$1.6	$(1.6)

*	Primary reason for change. During the first quarter of fiscal 2011 and 2010, we recorded $0.2 million for realized losses and interest associated with the failure to register with the SEC the issuance of certain of our common shares under the defined contribution 401(k) employee benefit plan.
     A summary of our gains on the debt repurchased during the first quarter of fiscal 2011 is as follows (in millions):

Principal amount repurchased	$6.5
Cash repurchase price	(6.4)

0.1
Write-off of the associated debt discount	(0.4)
Portion of the 2 1/4% Convertible Subordinated Debentures (“2 1/4% Debentures”) repurchased attributed to the equity component	0.5

Gain on 2 1/4% Debentures repurchased	$0.2

     In the first quarter of fiscal 2010, we recorded $1.4 million associated with executive severance.
Interest Expense:

	Three months ended
	February 28,	February 28,
	2011	2010	Change*
	(In millions)
Interest expense	$7.8	$10.4	$(2.6)
Components of interest expense:
Contractual interest and other	6.1	7.2	(1.1)
Debt discount amortization	0.9	2.0	(1.1)
Amortization of deferred financing costs	0.8	1.2	(0.4)

*	Primary reason for change. The decrease in interest expense was primarily due to lower average debt balances during the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010, including the retirement of $22.5 million and $77.8 million of principal on the 9 1/2% Senior Subordinated Notes (“9 1/2% Notes”) and 2 1/4% Debentures, respectively, in fiscal 2010.

Interest Income:

	Three months ended
	February 28,	February 28,
	2011	2010	Change*
	(In millions)
Interest income	$(0.3)	$(0.3)	$—

*	Primary reason for change. Interest income was unchanged for the periods presented.
Income Tax Provision:

	Three months ended
	February 28,	February 28,
	2011	2010
	(In millions)
Income tax provision	$2.6	$4.2
     The income tax provision of $2.6 million in the first quarter of fiscal 2011 is primarily related to current state taxes of $1.8 million, and net deferred taxes of $0.8 million, which represents the excess of federal and state deferred taxes from goodwill amortization over alternative minimum tax credits and research credits.
     The difference between operating results at the statutory rate and the income tax provision recorded was primarily due to the separate state tax expense in the first quarter of fiscal 2011 and the change in the valuation allowance which increased in the first quarter of fiscal 2010.
     The income tax provision of $4.2 million in the first quarter of fiscal 2010 was primarily related to current federal alternative minimum taxes of $1.7 million, current state taxes of $1.1 million, and deferred taxes of $1.4 million related to the amortization of goodwill.
     As of February 28, 2011, the liability for uncertain income tax positions was $1.6 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.
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
     Summarized financial information for discontinued operations is set forth below:

	Three months ended
	February 28,	February 28,
	2011	2010
	(In millions)
Net sales	$—	$—
(Loss) income before income taxes(1)	(0.7)	1.0
Income tax benefit	—	—
(Loss) income from discontinued operations, net of income taxes	(0.7)	1.0

(1)	Includes foreign currency (losses) and gains of ($0.6) million and $1.3 million in the first quarter of fiscal 2011 and 2010, respectively.

Retirement Benefit Plans:
     Components of retirement benefit expense are:

	Three months ended
	February 28,	February 28,
	2011	2010
	(In millions)
Service cost	$1.0	$1.2
Interest cost on benefit obligation	20.5	22.5
Assumed return on plan assets	(25.6)	(26.9)
Recognized net actuarial losses	15.7	13.7

Retirement benefit expense	$11.6	$10.5

     The increase in retirement benefit expense was primarily due to higher actuarial losses recognized in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. The increase in actuarial losses was primarily the result of a decrease in the discount rate due to lower market interest rates used to determine our retirement benefit obligation. The discount rate was 5.21% as of November 30, 2010 compared to 5.65% as of November 30, 2009.
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
     Additionally, we sponsor a defined contribution 401(k) plan and participation in the plan is available to all employees. Effective January 15, 2009, we discontinued the employer matching component to the defined contribution 401(k) plan for non-union employees. Effective April 15, 2009, all future contribution investment elections directed into the GenCorp Stock Fund were redirected to other investment options and our union employee matching contributions are being made in cash. Effective the first full payroll commencing in July 2010, for non-union employees, matching contributions were reinstated in cash at the same level in effect prior to January 15, 2009 and invested according to participants’ investment elections in effect at the time of contribution. The cost of the 401(k) plan was $2.4 million and $0.2 million, respectively, in the first quarter of fiscal 2011 and 2010.
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

Aerospace and Defense Segment

	Three months ended
	February 28,	February 28,
	2011	2010	Change*
	(In millions, except percentage amounts)
Net Sales	$208.1	$185.1	$23.0
Segment performance	20.9	9.5	11.4
Segment performance as a percentage of net sales	10.0%	5.1%
Components of segment performance:
Aerospace and Defense	$27.3	$17.3	$10.0
Environmental remediation provision adjustments	(1.0)	(0.3)	(0.7)
Retirement benefit plan expense	(5.2)	(7.3)	2.1
Unusual items	(0.2)	(0.2)	—

Aerospace and Defense total	$20.9	$9.5	$11.4

*	Primary reason for change. The increase in net sales was primarily due to the following: (i) an increase of $12.9 million in the various Standard Missile programs primarily related to the divert and attitude control system contracts; (ii) awards received in fiscal 2010 on the Hawk program resulting in $6.9 million of additional net sales; (iii) additional deliveries of rocket motors under the Atlas V program in the current period increasing net sales by $6.5 million; and (iv) increased deliveries on the GMLRS program generating $5.9 million of additional net sales. The increase in net sales was partially offset by a decrease of $10.5 million on the Orion program due to NASA funding constraints.

The increase in the segment margin of 4.9 percentage points, compared to the comparable prior year period, was primarily driven by improved contract performance on Atlas V and various tactical and in-space propulsion programs as a result of manufacturing efficiencies and lower overhead rates. In addition, retirement benefit expense decreased by $2.1 million in the current period. See discussion of “Retirement Benefit Plans” above. These factors were partially offset by an increase in environmental related costs.
     A summary of our backlog is as follows:

	February 28,	November 30,
	2011	2010
	(In millions)
Funded backlog	$772.9	$804.4
Unfunded backlog	584.7	572.9

Total contract backlog	$1,357.6	$1,377.3

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
Real Estate Segment

	Three months ended
	February 28,	February 28,
	2011	2010	Change*
	(In millions)
Net Sales	$1.7	$1.7	$—
Segment performance	$1.2	$1.2	$—

*	Primary reason for change. Net sales and segment performance consist primarily of rental property operations.
Use of Non-GAAP Financial Measures
     In addition to segment performance (discussed above), we provide the Non-GAAP financial measure of our operational performance called Adjusted EBITDAP. We use this metric to further our understanding of the historical and prospective consolidated core operating performance of our segments, net of expenses incurred by our corporate activities in the ordinary, ongoing and customary course of our operations. Further, we believe that to effectively compare the core operating performance metric from period to period on a historical and prospective basis, the metric should exclude items relating to retirement benefits (pension and postretirement benefits), significant non-cash expenses, the impacts of financing decisions on the earnings, and items incurred outside the ordinary, ongoing and customary course of our operations. Accordingly, we define Adjusted EBITDAP as GAAP income from continuing operations before income taxes adjusted by interest expense, interest income, depreciation and amortization, retirement benefit expense, and unusual items which we do not believe are reflective of such ordinary, ongoing and customary course activities.

	Three months ended
	February 28,	February 28,
	2011	2010
	(In millions, except percentage amounts)
Income (loss) from continuing operations before income taxes	$4.5	$(5.7)
Interest expense	7.8	10.4
Interest income	(0.3)	(0.3)
Depreciation and amortization	5.7	6.0
Retirement benefit expense	11.6	10.5
Unusual items
Legal related matters	0.2	0.2
Gain on debt repurchased	(0.2)	—
Executive severance agreement	—	1.4

Adjusted EBITDAP	$29.3	$22.5

Adjusted EBITDAP as a percentage of net sales	14.0%	12.0%
     In addition to segment performance and Adjusted EBITDAP, we provide the Non-GAAP financial measures of free cash flow and net debt.

	Three months ended
	February 28,	February 28,
	2011	2010
	(In millions)
Cash provided by operating activities	$17.6	$77.4
Capital expenditures	(2.0)	(4.2)

Free cash flow	$15.6	$73.2

	February 28,	February 28,
	2011	2010
	(In millions)
Debt principal	$389.4	$496.4
Cash and cash equivalents	(211.6)	(139.1)
Restricted cash	—	(67.3)
Marketable securities	(5.0)	(44.9)

Net debt	$172.8	$245.1

     We believe that providing this additional information is useful to better understand and assess our operating performance. These measures allow investors, analysts, lenders, and other parties to better evaluate our financial performance and prospects in the same manner as management. Because our method for calculating the Non-GAAP measures may differ from other companies’ methods, the Non-GAAP measures presented above may not be comparable to similarly titled measures reported by other companies. These measures are not recognized in accordance with GAAP, and we do not intend for this information to be considered in isolation or as a substitute for GAAP measures.
Other Information
Recently Adopted Accounting Pronouncements
     As of December 1, 2010, we adopted the new accounting standards related to the use of the milestone method of revenue recognition that applies to research or development transactions in which one or more payments are contingent upon achieving uncertain future events or circumstances. The adoption of the new standards did not have a material impact on our financial position, results of operations, or cash flows.
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
     In December 2010, the FASB issued authoritative guidance on application of goodwill impairment model when a reporting unit has a zero or negative carrying amount. When a reporting unit has a zero or negative carrying value, Step 2 of the goodwill impairment test should be performed if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The guidance is effective for us beginning in the first quarter of fiscal 2012. We are currently evaluating the potential impact, if any, of the adoption of this guidance on our consolidated financial statements.
     In December 2010, the FASB issued authoritative guidance on disclosure of supplementary pro forma information for business combinations. The new guidance requires that pro forma financial information should be prepared as if the business combination occurred as of the beginning of the prior annual period. The guidance is effective for us on business combinations with acquisition dates occurring in and from the first quarter of fiscal 2012.
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
     The areas that are most affected by our accounting policies and estimates are revenue recognition for long-term contracts, other contract considerations, goodwill, retirement benefit plans, litigation reserves, environmental remediation costs and recoveries, and income taxes. Except for income taxes, which are not allocated to our operating segments, these areas affect the financial results of our business segments.
     A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K for the fiscal year ended November 30, 2010.
Arrangements with Off-Balance Sheet Risk
     As of February 28, 2011, arrangements with off-balance sheet risk, consisted of:
     — $68.5 million in outstanding commercial letters of credit expiring within the next twelve months, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.
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
     We also issue purchase orders and make other commitments to suppliers for equipment, materials, and supplies in the normal course of business. These purchase commitments are generally for volumes consistent with anticipated requirements to fulfill purchase orders or contracts for product deliveries received, or expected to be received, from customers and would be subject to reimbursement if a cost-plus contract is terminated.
Liquidity and Capital Resources
Net Cash Provided by (Used in) Operating, Investing, and Financing Activities
     Cash and cash equivalents increased by $30.1 million during the first quarter of fiscal 2011. The change in cash and cash equivalents was as follows:

	Three months ended
	February 28,	February 28,
	2011	2010
	(In millions)
Net Cash Provided by Operating Activities	$17.6	$77.4
Net Cash Provided by (Used in) Investing Activities	19.7	(116.5)
Net Cash (Used in) Provided by Financing Activities	(7.2)	51.9

Net Increase in Cash and Cash Equivalents	$30.1	$12.8

Net Cash Provided by Operating Activities
     The $17.6 million of cash provided by operating activities in the first quarter of fiscal 2011 was primarily the result of net income adjusted for non-cash expenses (defined as depreciation, amortization, stock compensation, gain on debt repurchased, and retirement benefits expense) which generated $21.2 million in the first quarter of fiscal 2011. The net income adjusted for non-cash expenses was partially offset by cash used to fund working capital (defined as accounts receivables, inventories, accounts payable, contract advances, and other current assets and liabilities) and real estate activities of $2.0 million.
     The $77.4 million of cash provided by operating activities in the first quarter of fiscal 2010 was primarily due to $64.0 million of cash provided by working capital. The increase from working capital was primarily due to the following (i) an increase in contract advances of $23.6 million from the prior year related to the timing of contract payments; (ii) a decrease of $20.0 million in accounts receivables; (iii) a decrease of $8.5 million in inventories due to higher sales, resulting in increased inventory turnover; and (iv) higher accounts payable of $5.7 million in connection with higher sales and timing of payments to vendors.
Net Cash Provided by (Used In) Investing Activities
     During the first quarter of fiscal 2011, we sold $21.7 million of marketable securities. During the first quarter of fiscal 2010, we invested net cash of $45.0 million in marketable securities.
     During the first quarter of fiscal 2011 and 2010, we had capital expenditures of $2.0 million and $4.2 million, respectively. The majority of our capital expenditures directly supports our contract and customer requirements and are primarily incurred for asset replacement, capacity expansion, development of new projects, and safety and productivity improvements.
     As of February 28, 2010, we had $67.3 million of restricted cash related to the proceeds from the 4.0625% Convertible Subordinated Debentures (“4 1/16% Debentures”) that was used to repurchase a portion of our outstanding convertible subordinated notes and senior subordinated notes in fiscal 2010.
Net Cash (Used in) Provided by Financing Activities
     During the first quarter of fiscal 2011, we had $7.2 million in debt repayments (see below).

     During the first quarter of fiscal 2010, cash of $51.9 million was generated reflecting the issuance of $200.0 million in 4 1/16% Debentures in December 2009, offset by $142.2 million in debt repayments. In addition, we incurred $5.9 million in debt issuance costs.
Debt Activity and Senior Credit Facility:
     Our debt activity during the first quarter of fiscal 2011 was as follows:

		Debt		Non-cash
	November 30,	Discount	Cash	Repurchase	February 28,
	2010	Amortization	Payments	Activity	2011
			(In millions)
Term loan	$51.1	$—	$(0.1)	$—	$51.0
9 1/2% Notes	75.0	—	—	—	75.0
4 1/16% Debentures	200.0	—	—	—	200.0
2 1/4% Debentures	68.6	—	(6.4)	(0.1)	62.1
Debt discount on 2 1/4% Debentures	(4.0)	0.9	—	0.4	(2.7)
Other debt	2.0	—	(0.7)	—	1.3

Total Debt and Borrowing Activity	$392.7	$0.9	$(7.2)	$0.3	$386.7

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
     As of February 28, 2011, the borrowing limit under the Revolver was $65.0 million with all of it available. Also as of February 28, 2011, we had $68.5 million outstanding letters of credit under the $100.0 million letter of credit subfacility and had permanently reduced the amount of our term loan subfacility to the $51.0 million outstanding.
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

	Actual Ratios as of	Required Ratios
Financial Covenant	February 28, 2011	December 1, 2010 and thereafter
Interest coverage ratio, as defined under the Credit Agreement	5.14 to 1.00	Not less than: 2.25 to 1.00
Leverage ratio, as defined under the Credit Agreement(1)	1.41 to 1.00	Not greater than: 5.50 to 1.00

(1)	As a result of the March 17, 2010 amendment, the leverage ratio calculation was amended to allow for all cash and cash equivalents to reduce funded debt as long as there are no loans outstanding under the Revolver.

     We were in compliance with our financial and non-financial covenants as of February 28, 2011.
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
     As of November 30, 2010, our defined benefit pension plan assets and projected benefit obligations were approximately $1.4 billion and $1.6 billion, respectively. The PPA requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the funded status of the plan as of specified measurement dates. The funded ratio as of November 30, 2009 under the PPA for our tax-qualified defined benefit pension plan was 95.6% which was above the 94.0% ratio required under the PPA. The required ratio to be met as of the November 30, 2010 measurement date is 96%. The final calculated PPA funded ratio as of November 30, 2010 is expected to be completed in the second half of 2011. In general, the PPA requires companies with underfunded plans to make up the shortfall over a seven year period. These values are based on assumptions specified by the Internal Revenue Service, and are typically not the same as the amounts used for corporate financial reporting. Companies may prepay contributions and, under certain circumstances, use those prepayment credits to satisfy the required funding of the pension plan’s annual required contribution thereby allowing the company to defer cash payments into the pension plan. We have accumulated $61.4 million in such prepayment credits as of March 15, 2011. For fiscal 2011, we are not expecting to make a cash contribution to our pension plan. The value of the unfunded accrued benefits and amount of required contribution each year are based on a number of factors, including plan investment experience and interest rate environment, and as such can fluctuate significantly from year to year.
     As disclosed in Notes 7(a) and 7(b) of the Notes to Unaudited Condensed Consolidated Financial Statements, we have exposure for certain legal and environmental matters. We believe that it is currently not possible to estimate the impact, if any, that the ultimate resolution of certain of these matters will have on our financial position, results of operations, or cash flows.
     Major factors that could adversely impact our forecasted operating cash and our financial condition are described in the section “Risk Factors” in Item 1A of our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2010. In addition, our liquidity and financial condition will continue to be affected by changes in prevailing interest rates on the portion of debt that bears interest at variable interest rates.
Forward-Looking Statements
     Certain information contained in this report should be considered “forward-looking statements” as defined by Section 21E of the Private Securities Litigation Reform Act of 1995. All statements in this report other than historical information may be deemed forward-looking statements. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and assumptions underlying, or judgments concerning, the matters discussed in the statements. The words “believe,” “estimate,” “anticipate,” “project” and “expect,” and similar expressions, are intended to identify forward-looking statements. Forward-looking statements involve certain risks, estimates, assumptions and uncertainties, including with respect to future sales and activity levels, cash flows, contract performance, the outcome of litigation and contingencies, environmental remediation and anticipated costs of capital. A variety of factors could cause actual results or outcomes to differ materially from those expected and expressed in our forward-looking statements. Important risk factors that could cause actual results or outcomes to differ from those expressed in the forward-looking statements are described in the section “Risk Factors” in Item 1A of our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2010 include the following:
•	the earnings and cash flow of the Company’s subsidiaries and the distribution of those earnings to the Company;

•	cancellation or material modification of one or more significant contracts;

•	future reductions or changes in U.S. government spending;

•	negative audit of the Company’s business by the U.S. government;

•	cost overruns on the Company’s contracts that require the Company to absorb excess costs;

•	failure of the Company’s subcontractors or suppliers to perform their contractual obligations;

•	failure to secure contracts;

•	failure to comply with regulations applicable to contracts with the U.S. government;

•	costs and time commitment related to potential acquisition activities;

•	significant competition and the Company’s inability to adapt to rapid technological changes;

•	failure of the Company’s information technology infrastructure;

•	product failures, schedule delays or other problems with existing or new products and systems;

•	the release or explosion of dangerous materials used in the Company’s businesses;

•	loss of key qualified suppliers of technologies, components, and materials;

•	the funded status of the Company’s defined benefit pension plan and the Company’s obligation to make cash contributions in excess of the amount that the Company can recover in its current period overhead rates;

•	effects of changes in discount rates, actual returns on plan assets, and government regulations of defined benefit pension plans;

•	the possibility that environmental and other government regulations that impact the Company become more stringent or subject the Company to material liability in excess of its established reserves;

•	environmental claims related to the Company’s current and former businesses and operations;

•	changes in the amount recoverable from environmental claims;

•	the results of significant litigation;

•	occurrence of liabilities that are inadequately covered by indemnity or insurance;

•	the cost of servicing the Company’s debt and the Company’s ability to comply with the financial and other covenants contained in the Company’s debt agreements;

•	risks inherent to the real estate market;

•	changes in economic and other conditions in the Sacramento, California metropolitan area real estate market or changes in interest rates affecting real estate values in that market;

•	the Company’s ability to execute its real estate business plan including our ability to obtain, or cause to be obtained, the necessary final governmental zoning, land use and environmental approvals and building permits;

•	additional costs related to the Company’s divestitures;

•	a strike or other work stoppage or the Company’s inability to renew collective bargaining agreements on favorable terms;

•	the loss of key employees and shortage of available skilled employees to achieve anticipated growth;

•	fluctuations in sales levels causing the Company’s quarterly operating results and cash flows to fluctuate;

•	changes in the Company’s contract-related accounting estimates;

•	new accounting standards that could result in changes to the Company’s methods of quantifying and recording accounting transactions;

•	failure to maintain effective internal controls in accordance with the Sarbanes-Oxley Act; and

•	those risks detailed from time to time in the Company’s reports filed with the SEC.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes to our disclosures related to certain market risks as reported under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2010, except as noted below.
Interest Rate Risk
     We are exposed to market risk principally due to changes in interest rates. Debt with interest rate risk includes borrowings under our Senior Credit Facility. Other than pension assets and liabilities, we do not have any significant exposure to interest rate risk related to our investments.
     As of February 28, 2011, our debt totaled $386.7 million: $335.7 million, or 87%, was at an average fixed rate of 4.93%; and $51.0 million, or 13%, was at a variable rate of 3.52%.
     The estimated fair value and principal amount for our debt is presented below:

	Fair Value		Principal Amount
	February 28,	November 30,	February 28,	November 30,
	2011	2010	2011	2010
		(In millions)
Term loan	$49.7	$49.8	$51.0	$51.1
9 1/2% Notes	76.1	75.9	75.0	75.0
2 1/4% Debentures(1)	61.5	67.6	62.1	68.6
4 1/16% Debentures	191.0	183.8	200.0	200.0
Other debt	1.3	2.0	1.3	2.0

	$379.6	$379.1	$389.4	$396.7

(1)	Excludes the unamortized debt discount of $2.7 million and $4.0 million as of February 28, 2011 and November 30, 2010, respectively.
     The fair values of the term loan, 9 1/2% Notes, 2 1/4% Debentures, and 4 1/16% Debentures were determined using broker quotes that are based on open markets of our debt securities as of February 28, 2011 and November 30, 2010, respectively. The fair value of the other debt was determined to approximate carrying value.
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
Changes in internal control over financial reporting
     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Except as disclosed in Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements, which is incorporated herein by reference, there have been no significant developments in the pending legal proceedings as previously reported in Part, 1 Item 3, Legal Proceedings in our Annual Report on Form 10-K for the fiscal year ended November 30, 2010.
     Asbestos Cases. The following table sets forth information related to our historical product liability costs associated with our asbestos litigation cases for the first quarter of fiscal 2011:

Claims filed as of November 30, 2010	141
Claims filed	4
Claims dismissed	6

Claims pending as of February 28, 2011	139
     Legal and administrative fees for the asbestos cases for the first quarter of fiscal 2011 were $0.1 million.
Item 1A. Risk Factors.
     There have been no material changes from our risk factors as previously reported in our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2010.
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

GenCorp Inc.
Date: April 8, 2011	By:	/s/ Scott J. Seymour
Scott J. Seymour
President and Chief Executive Officer (Principal Executive Officer)

Date: April 8, 2011	By:	/s/ Kathleen E. Redd
Kathleen E. Redd
Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.