Form 10-Q
period 2011-05-31
GENCORP INC
filed 2011-07-05
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: May 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     As of June 24, 2011, there were 58.7 million outstanding shares of our Common Stock, including redeemable common stock, $0.10 par value.

GenCorp Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended May 31, 2011

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
GenCorp Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended May 31,		Six months ended May 31,
	2011	2010	2011	2010
	(In millions, except per share amounts)
Net Sales	$229.9	$234.1	$439.7	$420.9
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	203.0	205.5	383.6	375.2
Selling, general and administrative	11.0	7.1	21.3	12.1
Depreciation and amortization	5.8	6.3	11.5	12.3
Other expense, net	1.5	1.2	2.7	1.3
Unusual items:
Executive severance agreements	—	—	—	1.4
Loss (gain) on debt repurchased	—	1.2	(0.2)	1.2
Loss on bank amendment	—	0.7	—	0.7
Legal related matters	0.2	0.2	0.4	0.4

Total operating costs and expenses	221.5	222.2	419.3	404.6
Operating income	8.4	11.9	20.4	16.3
Non-operating (income) expense:
Interest income	(0.3)	(0.4)	(0.6)	(0.7)
Interest expense	7.7	9.3	15.5	19.7

Total non-operating expense, net	7.4	8.9	14.9	19.0
Income (loss) from continuing operations before income taxes	1.0	3.0	5.5	(2.7)
Income tax provision (benefit)	0.5	(9.9)	3.1	(5.7)

Income from continuing operations	0.5	12.9	2.4	3.0
(Loss) income from discontinued operations, net of income taxes	(0.5)	0.6	(1.2)	1.6

Net income	$—	$13.5	$1.2	$4.6

Income Per Share of Common Stock
Basic
Income per share from continuing operations	$0.01	$0.22	$0.04	$0.05
(Loss) income per share from discontinued operations, net of income taxes	(0.01)	0.01	(0.02)	0.03

Net income per share	$—	$0.23	$0.02	$0.08

Diluted
Income per share from continuing operations	$0.01	$0.18	$0.04	$0.05
(Loss) income per share from discontinued operations, net of income taxes	(0.01)	0.01	(0.02)	0.03

Net income per share	$—	$0.19	$0.02	$0.08

Weighted average shares of common stock outstanding	58.7	58.5	58.6	58.5

Weighted average shares of common stock outstanding, assuming dilution	58.7	80.8	58.6	58.5

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	May 31,	November 30,
	2011	2010
	(In millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$210.8	$181.5
Marketable securities	15.0	26.7
Accounts receivable	117.3	106.7
Inventories	37.7	51.1
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	33.9	32.0
Grantor trust	1.8	1.8
Other receivables, prepaid expenses and other	23.0	25.3
Income taxes	6.4	7.5

Total Current Assets	445.9	432.6
Noncurrent Assets
Property, plant and equipment, net	125.0	126.4
Real estate held for entitlement and leasing	61.1	59.9
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	142.0	151.5
Grantor trust	13.9	14.5
Goodwill	94.9	94.9
Intangible assets	16.1	16.9
Other noncurrent assets, net	88.4	94.8

Total Noncurrent Assets	541.4	558.9

Total Assets	$987.3	$991.5

LIABILITIES, REDEEMABLE COMMON STOCK, AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings and current portion of long-term debt	$61.1	$66.0
Accounts payable	33.0	27.1
Reserves for environmental remediation costs	45.2	40.7
Postretirement medical and life benefits	7.1	7.1
Advance payments on contracts	96.0	110.0
Other current liabilities	109.2	110.3

Total Current Liabilities	351.6	361.2
Noncurrent Liabilities
Senior debt	50.3	50.6
Senior subordinated notes	75.0	75.0
Convertible subordinated notes	200.0	200.0
Other debt	1.0	1.1
Deferred income taxes	8.0	7.6
Reserves for environmental remediation costs	163.5	177.0
Pension benefits	164.8	175.5
Postretirement medical and life benefits	70.8	71.8
Other noncurrent liabilities	63.4	66.8

Total Noncurrent Liabilities	796.8	825.4

Total Liabilities	1,148.4	1,186.6
Commitments and Contingencies (Note 7)
Redeemable common stock, par value of $0.10; 0.5 million shares issued and outstanding as of May 31, 2011 and November 30, 2010 (Note 8)	4.7	5.1
Shareholders’ Deficit
Preference stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 58.2 million shares issued and outstanding as of May 31, 2011; 58.1 million shares issued and outstanding as of November 30, 2010	5.9	5.9
Other capital	259.1	257.3
Accumulated deficit	(181.0)	(182.2)
Accumulated other comprehensive loss, net of income taxes	(249.8)	(281.2)

Total Shareholders’ Deficit	(165.8)	(200.2)

Total Liabilities, Redeemable Common Stock and Shareholders’ Deficit	$987.3	$991.5

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Income
(Unaudited)

						Accumulated
						Other	Total
	Comprehensive	Common Stock		Other	Accumulated	Comprehensive	Shareholders’
	Income	Shares	Amount	Capital	Deficit	Loss	Deficit
	(In millions, except share amounts)
November 30, 2010		58,094,443	$5.9	$257.3	$(182.2)	$(281.2)	$(200.2)
Net income	$1.2	—	—	—	1.2	—	1.2
Amortization of actuarial losses, net	31.4	—	—	—	—	31.4	31.4
Reclassification from redeemable common stock	—	14,178	—	0.4	—	—	0.4
Stock-based compensation	—	132,037	—	1.9	—	—	1.9
Repurchase of convertible debt	—	—	—	(0.5)	—	—	(0.5)

May 31, 2011	$32.6	58,240,658	$5.9	$259.1	$(181.0)	$(249.8)	$(165.8)

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	May 31,	May 31,
	2011	2010
	(In millions)
Operating Activities
Net income	$1.2	$4.6
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of income taxes	1.2	(1.6)
Depreciation and amortization	11.5	12.3
Amortization of debt discount and financing costs	3.4	6.0
Stock compensation	2.9	(0.4)
(Gain) loss on debt repurchased and bank amendment	(0.2)	1.9
Changes in assets and liabilities:
Accounts receivable	(10.6)	19.4
Inventories	13.4	35.2
Grantor trust	0.6	1.9
Other receivables, prepaid expenses and other	1.0	13.5
Income tax receivable	1.1	(6.1)
Real estate held for entitlement and leasing	(1.3)	(2.5)
Other noncurrent assets	12.5	5.1
Accounts payable	5.9	6.6
Pension benefits	22.6	20.2
Postretirement medical and life benefits	(2.7)	(2.5)
Advance payments on contracts	(14.0)	12.0
Other current liabilities	0.7	(5.5)
Deferred income taxes	0.4	(1.0)
Other noncurrent liabilities	(17.1)	(9.1)

Net cash provided by continuing operations	32.5	110.0
Net cash used in discontinued operations	(0.3)	(0.5)

Net Cash Provided by Operating Activities	32.2	109.5
Investing Activities
Purchases of investments with restricted cash	—	(195.0)
Sales of investments with restricted cash	—	184.6
Purchases of marketable securities	(15.0)	(95.8)
Sales of marketable securities	26.7	50.9
Capital expenditures	(6.7)	(7.4)

Net Cash Provided by (Used in) Investing Activities	5.0	(62.7)
Financing Activities
Proceeds from the issuance of debt	—	200.0
Debt issuance costs	—	(7.8)
Debt repayments	(7.4)	(198.8)
Vendor financing payments	(0.5)	—

Net Cash Used in Financing Activities	(7.9)	(6.6)

Net Increase in Cash and Cash Equivalents	29.3	40.2
Cash and Cash Equivalents at Beginning of Period	181.5	126.3

Cash and Cash Equivalents at End of Period	$210.8	$166.5

Supplemental Disclosures of Cash Flow Information
Capital leases	$—	$1.3
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
     In May 2011, the FASB issued updated guidance to improve the comparability of fair value measurements between GAAP and International Financial Reporting Standards. This update amends the accounting rules for fair value measurements and disclosure. The amendments are of two types: (i) those that clarify FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The update is effective for the Company on December 1, 2012. The Company does not believe the adoption of this update will have a material impact on its consolidated financial statements.

2. Income Per Share of Common Stock
     A reconciliation of the numerator and denominator used to calculate basic and diluted income per share of common stock (“EPS”) is presented in the following table:

	Three months ended May 31,		Six months ended May 31,
	2011	2010(1)(2)	2011(1)	2010(1)(2)
	(In millions, except per share amounts; shares in thousands)
Numerator:
Income from continuing operations	$0.5	$12.9	$2.4	$3.0
(Loss) income from discontinued operations, net of income taxes	(0.5)	0.6	(1.2)	1.6

Net income for basic earnings per share	—	13.5	1.2	4.6
Interest on convertible notes	—	2.0	—	—

Net income available to common shareholders, as adjusted for diluted earnings per share	$—	$15.5	$1.2	$4.6

Denominator:
Basic weighted average shares	58,671	58,537	58,640	58,519
Effect of:
4% Contingent Convertible Subordinated Notes (“4% Notes”)	—	6	—	—
4.0625% Convertible Subordinated Debentures (“4 1/16% Debentures”)	—	22,219	—	—
Employee stock options	—	19	—	25

Diluted weighted average shares	58,671	80,781	58,640	58,544

Basic EPS:
Income per share from continuing operations	$0.01	$0.22	$0.04	$0.05
(Loss) income per share from discontinued operations, net of income taxes	(0.01)	0.01	(0.02)	0.03

Net income per share	$—	$0.23	$0.02	$0.08

Diluted EPS:
Income per share from continuing operations	$0.01	$0.18	$0.04	$0.05
(Loss) income per share from discontinued operations, net of income taxes	(0.01)	0.01	(0.02)	0.03

Net income per share	$—	$0.19	$0.02	$0.08

(1)	The undistributed income allocated to participating securities was less than $0.1 million.

(2)	The Company’s outstanding unvested restricted shares contain non-forfeitable rights to dividends. Accordingly, the fiscal 2010 weighted average share balances have been revised to treat the unvested restricted shares as participating securities and are now included in the computation of EPS pursuant to the two-class method. The change did not impact reported EPS and was immaterial.
     The following table sets forth the potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive (in thousands):

	Three months ended May 31,		Six months ended May 31,
	2011	2010	2011	2010
4% Notes (1)	—	—	—	2,295
4 1/16% Debentures (2)	22,219	—	22,219	19,626
Employee stock options	1,255	934	1,255	934
Unvested restricted shares	771	412	715	412

Total potentially dilutive securities	24,245	1,346	24,189	23,267

(1)	In January 2010, the Company redeemed $124.7 million principal amount of the 4% Notes which were presented to the Company for payment. The Company redeemed the remaining $0.3 million of the 4% Notes in March 2010.

(2)	In December 2009, the Company issued $200.0 million principal amount of the 4 1/16% Debentures.
     The Company’s 2 1/4% Convertible Subordinated Debentures (“2 1/4% Debentures”) were not included in the computation of diluted earnings per share because the market price of the common stock did not exceed the conversion price and only the conversion premium for these debentures is settled in common shares.

3. Stock Based Compensation
     Total stock-based compensation expense (benefit) by type of award for the second quarter and first half of fiscal 2011 and 2010 was as follows:

	Three months ended May 31,		Six months ended May 31,
	2011	2010	2011	2010
		(In millions)
Stock appreciation rights	$0.8	$0.6	$1.0	$(1.0)
Stock options	0.2	0.1	0.5	0.1
Restricted stock, service based	0.5	0.3	0.9	0.4
Restricted stock, performance based	0.2	0.1	0.5	0.1

Total stock-based compensation expense (benefit)	$1.7	$1.1	$2.9	$(0.4)

4. Income Taxes
     The income tax provision of $3.1 million in the first half of fiscal 2011 is primarily related to current state taxes of $1.9 million, and net deferred taxes of $1.2 million, which represents the excess of deferred tax expense from goodwill amortization over deferred tax benefit from research credits.
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

		Fair value measurement at May 31, 2011
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
		(In millions)
Money market funds	$201.1	$201.1	$—	$—
Commercial paper	35.0	—	35.0	—

Total	$236.1	$201.1	$35.0	$—

		Fair value measurement at November 30, 2010
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
		(In millions)
Money market funds	$154.2	$154.2	$—	$—
Commercial paper	63.4	—	63.4	—

Total	$217.6	$154.2	$63.4	$—

     As of May 31, 2011, a summary of cash and cash equivalents, marketable securities, and grantor trust by investment type is as follows:

		Cash and	Money Market	Commercial
	Total	Cash Equivalents	Funds	Paper
		(In millions)
Cash and cash equivalents	$210.8	$5.7	$185.1	$20.0
Marketable securities	15.0	—	—	15.0
Grantor trust(1)	16.0	—	16.0	—

	$241.8	$5.7	$201.1	$35.0

(1)	Includes $0.3 million in accrued amounts reimbursable to the Company which are reflected in other current and noncurrent assets.
     The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.
     The estimated fair value and principal amount for the Company’s long-term debt is presented below:

	Fair Value		Principal Amount
	May 31,	November 30,	May 31,	November 30,
	2011	2010	2011	2010
		(In millions)
Term loan	$49.9	$49.8	$50.9	$51.1
9 1/2% Senior Subordinated Notes (“9 1/2% Notes”)	76.1	75.9	75.0	75.0
2 1/4% Debentures(1)	61.8	67.6	62.1	68.6
4 1/16% Debentures	201.0	183.8	200.0	200.0
Other debt	1.2	2.0	1.2	2.0

	$390.0	$379.1	$389.2	$396.7

(1)	Excludes the unamortized debt discount of $1.8 million and $4.0 million as of May 31, 2011 and November 30, 2010, respectively.
     The fair values of the term loan, 9 1/2% Notes, 2 1/4% Debentures, and 4 1/16% Debentures were determined using broker quotes that are based on open markets of the Company’s debt securities as of May 31, 2011 and November 30, 2010, respectively. The fair value of the other debt was determined to approximate carrying value.
b. Marketable Securities
     As of May 31, 2011, the Company’s short-term available-for-sale investments were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In millions)
Commercial paper	$35.0	$—	$—	$35.0
     As of May 31, 2011, of the total estimated fair value, $20.0 million was classified as cash and cash equivalents because the remaining maturity at date of purchase was less than three months and $15.0 million was classified as marketable securities. At May 31, 2011, the contractual maturities of the Company’s available-for-sale marketable securities were less than one year.

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
c. Accounts Receivable

	May 31,	November 30,
	2011	2010
	(In millions)
Billed	$53.1	$58.0
Unbilled	63.5	46.9

Total receivables under long-term contracts	116.6	104.9
Other receivables	0.7	1.8

Accounts receivable	$117.3	$106.7

d. Inventories

	May 31,	November 30,
	2011	2010
	(In millions)
Long-term contracts at average cost	$239.4	$230.3
Progress payments	(202.9)	(180.2)

Total long-term contract inventories	36.5	50.1

Raw materials	0.6	0.5
Work in progress	0.4	0.5
Finished goods	0.2	—

Total other inventories	1.2	1.0

Inventories	$37.7	$51.1

e. Property, Plant and Equipment, net

	May 31,	November 30,
	2011	2010
	(In millions)
Land	$33.1	$33.2
Buildings and improvements	154.0	154.7
Machinery and equipment	358.1	359.3
Construction-in-progress	12.9	11.8

	558.1	559.0
Less: accumulated depreciation	(433.1)	(432.6)

Property, plant and equipment, net	$125.0	$126.4

f. Other Noncurrent Assets, net

	May 31,	November 30,
	2011	2010
	(In millions)
Receivable from Northrop Grumman Corporation (“Northrop”) (see Note 7(c))	$58.9	$58.6
Deferred financing costs	7.0	8.5
Other	22.5	27.7

Other noncurrent assets, net	$88.4	$94.8

g. Other Current Liabilities

	May 31,	November 30,
	2011	2010
	(In millions)
Accrued compensation and employee benefits	$47.9	$49.4
Legal settlements	11.0	10.6
Interest payable	7.6	7.4
Contract loss provisions	3.1	3.3
Deferred revenue	1.5	1.5
Other	38.1	38.1

Other current liabilities	$109.2	$110.3

h. Other Noncurrent Liabilities

	May 31,	November 30,
	2011	2010
	(In millions)
Pension benefits, non-qualified	$15.5	$15.6
Conditional asset retirement obligations	17.9	15.3
Legal settlements	7.9	13.8
Deferred revenue	9.5	9.8
Deferred compensation	7.4	7.0
Other	5.2	5.3

Other noncurrent liabilities	$63.4	$66.8

i. Accumulated Other Comprehensive Loss, Net of Income Taxes

	May 31,	November 30,
	2011	2010
	(In millions)
Actuarial losses, net	$(254.5)	$(285.9)
Prior service credits	4.7	4.7

Accumulated other comprehensive loss, net of income taxes	$(249.8)	$(281.2)

     During the second quarter and first half of fiscal 2011, the Company had comprehensive income of $15.7 million and $32.6 million, respectively. During the second quarter and first half of fiscal 2010, the Company had comprehensive income of $27.2 million and $32.0 million, respectively. The components of accumulated other comprehensive loss related to the Company’s retirement benefit plans.
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

6. Long-term Debt

	May 31,	November 30,
	2011	2010
	(In millions)
Term loan, bearing interest at variable rates (rate of 3.45% as of May 31, 2011), payable in quarterly installments of $0.1 million plus interest, maturing in April 2013	$50.9	$51.1

Total senior debt	50.9	51.1

Senior subordinated notes, bearing interest at 9.50% per annum, interest payments due in February and August, maturing in August 2013	75.0	75.0

Total senior subordinated notes	75.0	75.0

Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in November 2024, net of debt discount	60.3	64.6
Convertible subordinated debentures, bearing interest at 4.0625% per annum, interest payments due in June and December, maturing in December 2034	200.0	200.0

Total convertible subordinated notes	260.3	264.6

Capital lease, payable in monthly installments, maturing in March 2017	1.2	1.3
Promissory note, bearing interest at 5% per annum	—	0.7

Total other debt	1.2	2.0

Total debt	387.4	392.7
Less: Amounts due within one year	(61.1)	(66.0)

Total long-term debt	$326.3	$326.7

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
     As of May 31, 2011, the borrowing limit under the Revolver was $65.0 million, of which $50.0 million can be utilized for letters of credit, with all of it available. Also, as of May 31, 2011, the Company had $68.5 million outstanding letters of credit under the $100.0 million letter of credit subfacility and had permanently reduced the amount of its term loan subfacility to the $50.9 million outstanding.
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

	Actual Ratios as of	Required Ratios
Financial Covenant	May 31, 2011	December 1, 2010 and thereafter
Interest coverage ratio, as defined under the Credit Agreement	5.16 to 1.00	Not less than: 2.25 to 1.00
Leverage ratio, as defined under the Credit Agreement(1)	1.36 to 1.00	Not greater than: 5.50 to 1.00

(1)	As a result of the March 17, 2010 amendment, the leverage ratio calculation was amended to allow for all cash and cash equivalents to reduce funded debt in the calculation as long as there are no loans outstanding under the Revolver.
     The Company was in compliance with its financial and non-financial covenants as of May 31, 2011.
9 1/2% Senior Subordinated Notes
     As of May 31, 2011, the Company had $75.0 million outstanding of principal amount of its 9 1/2% Notes which mature in August 2013. Interest on the 9 1/2% Notes accrues at a rate of 9.50% per annum and is payable in February and August. All or any portion of the 9 1/2% Notes may be redeemed by the Company at any time on or after August 15, 2008 at redemption prices beginning at 104.75% of the principal amount and reducing to 100% of the principal amount by August 15, 2011.
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
2 1/4% Convertible Subordinated Debentures
     As of May 31, 2011, the Company had $62.1 million outstanding of principal amount of its 2 1/4% Debentures. Interest on the 2 1/4% Debentures accrues at a rate of 2.25% per annum and is payable in May and November. The 2 1/4% Debentures are general unsecured obligations and rank equal in right of payment to all of the Company’s other existing and future subordinated indebtedness, including the 4 1/16% Debentures. The 2 1/4% Debentures rank junior in right of payment to all of the Company’s existing and future senior indebtedness, including all of its obligations under its Senior Credit Facility and all of its existing and future senior subordinated indebtedness, including the Company’s outstanding 9 1/2% Notes. In addition, the 2 1/4% Debentures are effectively subordinated to any of the Company’s collateralized debt and to any and all debt and liabilities, including trade debt of its subsidiaries.
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
     The $4.9 million of costs incurred in connection with the issuance of the 2 1/4% Debentures were capitalized and bifurcated into deferred financing costs of $3.3 million and equity issuance costs of $1.6 million. The deferred financing costs are being amortized to interest expense from the issuance date through November 20, 2011. As of May 31, 2011, the unamortized portion of the deferred financing costs related to the 2 1/4% Debentures was $0.2 million and was included in other current assets on the consolidated balance sheets.

     The following table presents the carrying amounts of the liability and equity components:

	May 31,	November 30,
	2011	2010
	(In millions)
Carrying amount of equity component, net of equity issuance costs	$43.9	$44.4

Principal amount of 2 1/4% Debentures	$62.1	$68.6
Unamortized debt discount	(1.8)	(4.0)

Carrying amount of liability component	$60.3	$64.6

     The following table presents the interest expense components for the 2 1/4% Debentures:

	Three months ended May 31,		Six months ended May 31,
	2011	2010	2011	2010
		(In millions)
Interest expense-contractual interest	$0.3	$0.8	$0.7	$1.6
Interest expense-amortization of debt discount	0.9	1.9	1.8	3.9
Interest expense-amortization of deferred financing costs	0.1	0.2	0.2	0.4
Effective interest rate	8.86%	8.86%	8.86%	8.86%
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
     During fiscal 2010, Aerojet received correspondence from EPA on behalf of itself, the DTSC and the water entities regarding settlement. Aerojet participated in mediation with EPA, DTSC and the water entities to resolve the claims, and reached a tentative settlement with EPA and DTSC in mid-December 2010 which was accepted by the water entities in January 2011. The settlement agreement with the Water Entities has been signed by all parties, but before it becomes final, EPA must lodge the Consent Decree with the Court to allow no less than 30 days for public comment before the Court enters its approval. EPA lodged the Consent Decree with the Court on July 1, 2011. At Aerojet’s request, the Court must also make a Good Faith Settlement Determination that will cut off any non-participating party’s right to seek further contribution from Aerojet. If the Court refuses to approve the Consent Decree or make a Good Faith Settlement Determination, the Water Entities, collectively rather than individually, or Aerojet individually, may elect to terminate the settlement. The Water Entities may not terminate the settlement if Aerojet elects to make the final settlement payments regardless of the Court’s actions. The litigation stay will remain in effect during the completion of the settlement process. The Company recorded the financial impact of the tentative settlement in the fourth quarter of fiscal 2010. Accordingly, the Company does not believe it has any further material estimated losses related to this matter at this time; however, if the tentative settlement is not finalized, the litigation stay is likely to be lifted and EPA may refer the matter to the U.S. Department of Justice for litigation, seeking to hold Aerojet liable for past and future costs, to recover costs of suit and attorneys’ fees, and as to any accrued interest, penalties or statutory damages. In such case, Aerojet would vigorously defend itself.
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
     On June 30, 2009, SCWA notified Aerojet and Boeing that it was not prepared to extend the tolling period and intended to file suit. On July 1, 2009, the County and SCWA filed a complaint against Aerojet and Boeing in the U.S. District Court for the Eastern District of California, in Sacramento, County of Sacramento; Sacramento County Water Agency v. Aerojet-General Corporation and The Boeing Corporation [sic], Civ. No. 2:09-at-1041. In the complaint, the County and SCWA alleged that because groundwater contamination from various sources including Aerojet, Boeing/MDC, and the former Mather Air Force Base, was continuing, the

County and SCWA should be awarded unspecified monetary damages as well as declaratory and equitable relief. The complaint was served, but the parties entered into joint stipulations staying the proceedings to allow for settlement negotiations. The current stay is in effect to August 31, 2011, and settlement negotiations are continuing. As of May 31, 2011, the estimated anticipated costs and accrued amount for the SCWA matter was $11.0 million, which is included as a component of the Company’s Sacramento, California site environmental reserves. Expenditures associated with this matter are partially recoverable subject to the Global Settlement and Northrop Grumman Agreement allocations. This is a complex matter involving multiple parties; accordingly, the Company cannot reasonably estimate the outcome of this proceeding at this time but it is reasonably possible the eventual outcome could exceed the amount of the reserves recorded and could have a material adverse effect on the Company’s operating results, financial condition, and/or cash flows.
Asbestos Litigation
     The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Texas and Pennsylvania. There were 138 asbestos cases pending as of May 31, 2011.
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
     As of May 31, 2011, the aggregate range of these anticipated environmental costs was $208.7 million to $368.2 million and the accrued amount was $208.7 million. See Note 7(c) for a summary of the environmental reserve activity for the first half of fiscal 2011. Of these accrued liabilities, approximately 67% relates to the Sacramento, California site and approximately 22% to the Baldwin Park Operable Unit of the San Gabriel Valley, California site. Each of those two sites is discussed below. The balance of the accrued liabilities relates to other sites for which the Company’s obligations are probable and estimable.
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
     Until March 2008, the entire southern portion of the site known as Rio Del Oro was under state orders issued in the 1990s from the DTSC to investigate and remediate environmental contamination in the soils and the Central Valley RWQCB to investigate and remediate groundwater environmental contamination. On March 14, 2008, the DTSC released all but approximately 400 acres of the Rio Del Oro property from DTSC’s environmental orders regarding soil contamination. Aerojet expects the approximately 400 acres of Rio Del Oro property that remain subject to the DTSC orders to be released once the soil remediation has been completed. The Rio Del Oro property remains subject to the Central Valley RWQCB’s orders to investigate and remediate groundwater environmental contamination emanating offsite from such property. Pursuant to a settlement agreement entered into in 2009, Aerojet and Boeing have defined responsibilities with respect to future costs and environmental projects relating to this property. As of May 31, 2011, the estimated range of anticipated costs discussed above for the Sacramento, California site was $127.8 million to $217.7 million and the accrued amount was $127.8 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable subject to the Global Settlement and Northrop Agreement allocations. Recoverable estimates for this matter are included as a component of the Company’s estimated recoverable amounts from the U.S. Government and Northrop.
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
     As of May 31, 2011, the estimated range of anticipated costs through the term of the agreement for the BPOU site was $45.1 million to $96.5 million and the accrued amount was $45.1 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable subject to the Global Settlement and Northrop Grumman Agreement allocations. Recoverable estimates for this matter are included as a component of the Company’s estimated recoverable amounts from the U.S. Government and Northrop.
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
     On August 29, 2003, the U.S. EPA issued a UAO against Aerojet and approximately 40 other parties requiring them to conduct the remedial design and remedial action in the SEMOU. The impact of the UAO on the recipients is not clear as much of the remedy is already being implemented by the water entities. The cost estimate to implement projects under the UAO prepared by the U.S. EPA and the water entities is approximately $90 million. The Company is working diligently with the U.S. EPA and the other PRPs to resolve this matter and ensure compliance with the UAO. During fiscal 2010, Aerojet received correspondence from EPA on behalf of itself, the DTSC and the water entities regarding settlement. Aerojet participated in mediation with EPA, DTSC and the water entities to resolve the claims, and reached a tentative settlement with EPA and DTSC in mid-December 2010 which was accepted by the water entities in January 2011. Before the settlement becomes final, EPA must lodge the Consent Decree with the Court to allow no less than 30 days for public comment before the Court enters its approval. EPA lodged the Consent Decree with the Court on July 1, 2011. At Aerojet’s request, the Court must also make a Good Faith Settlement Determination that will cut off any non-participating party’s right to seek further contribution from Aerojet. Aerojet recorded the impact of the tentative settlement in the fourth quarter of fiscal 2010. The process for finalization of the settlement agreement is further described in Note 7(a).
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
Toledo, Ohio Site
     In August 2007, the Company, along with numerous other companies, received from the United States Department of Interior Fish and Wildlife Service a notice of a Natural Resource Damage (“NRD”) Assessment Plan for the Ottawa River and Northern Maumee Bay. The Company previously manufactured products for the automotive industry at a Toledo, Ohio site, which was adjacent to the Ottawa River. This facility was divested in 1990 and the Company indemnified the buyer for claims and liabilities arising out of certain pre-divestiture environmental matters. A group of PRPs, including GenCorp, was formed to respond to the NRD assessment and to pursue funding from the Great Lakes Legacy Act for primary restoration. The restoration project to be performed by the group consists of river dredging and land-filling river sediments with a total project cost in the range of approximately $47 to $49 million, one half of which is being funded through the Great Lakes Legacy Act and the net project costs to the PRP group is estimated at $23.5 to $24.5 million. The actual dredging of the river, begun in December 2009, has been completed. In February 2011, the parties reached an agreement on allocation. As of May 31, 2011, the estimated range of the Company’s share of anticipated costs for the NRD matter was $2.1 million to $3.9 million and the accrued amount was $2.1 million included as a component of the Company’s environmental reserves. None of the expenditures related to this matter are recoverable. Still unresolved at this time is the actual NRD Assessment itself. It is not possible to predict the outcome or timing of these types of assessments, which are typically lengthy processes lasting several years, or the amounts for these damages.
     In 2008, Textileather, Inc. (“Textileather”), the current owner of the former Toledo, Ohio site, filed a lawsuit against the Company claiming, among other things, that the Company failed to indemnify and defend Textileather for certain contractual environmental obligations. A second suit related to past and future RCRA closure costs was filed in late 2009. On May 5, 2010, the District Court granted the Company’s Motion for Summary Judgment, thereby dismissing the claims in the initial action. Textileather has appealed to the Sixth Circuit Court of Appeal and the briefing schedule has been extended. There are no District Court ordered dates in the second Textileather suit, but the parties are conducting informal discovery. As of May 31, 2011, the estimated anticipated costs and accrued amount for the Textileather matter was $2.1 million which is included as a component of the Company’s environmental reserves. None of the expenditures related to this matter are recoverable.
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
     A summary of the Company’s environmental reserve activity is shown below:

	November 30,	2011	2011	May 31,
	2010	Additions	Expenditures	2011
		(In millions)
Aerojet
Sacramento	$139.8	$4.8	$(5.8)	$138.8
BPOU	46.1	0.9	(1.9)	45.1
Other Aerojet sites	20.1	3.0	(8.1)	15.0

	206.0	8.7	(15.8)	198.9

Other Sites	11.7	0.3	(2.2)	9.8

Environmental Reserve	$217.7	$9.0	$(18.0)	$208.7

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

Pre-Close Environmental Costs	$20.0
Amount spent through May 31, 2011	(10.7)
Amount included as a component of reserves for environmental remediation costs in the unaudited condensed consolidated balance sheet as of May 31, 2011	(1.2)

Remaining Pre-Close Environmental Costs	$8.1

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
     Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations and the total reimbursements are limited to a ceiling of $189.7 million. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through May 31, 2011	(85.7)

Potential future cost reimbursements available	104.0
Receivable from Northrop in excess of the annual limitation included as a component of other noncurrent assets in the unaudited condensed consolidated balance sheet as of May 31, 2011	(58.9)
Amounts recoverable from Northrop in future periods included as a component of recoverable from the U.S. government and other third parties for environmental remediation costs in the unaudited condensed consolidated balance sheet as of May 31, 2011	(45.1)

Potential future recoverable amounts available under the Northrop Agreement	$—

     The Company’s applicable cost estimates reached the cumulative limitation under the Northrop Agreement during the third quarter of fiscal 2010. Accordingly, subsequent to the third quarter of fiscal 2010, the Company will incur a higher percentage of expense related to additions to the Sacramento site and BPOU site environmental reserve until an arrangement is reached with the U.S. government. Since reimbursement under government contracts is based upon cash disbursements, as of May 31, 2011, we believe the attainment of the cumulative limitation is not expected to have an effect on the Company’s cash flows for a period in excess of three years. While the Company is currently seeking an arrangement with the U.S. government to recover environmental expenditures in excess of the reimbursement ceiling identified in the Northrop Agreement, there can be no assurances that such a recovery will be obtained, or if not obtained, that such unreimbursed environmental expenditures will not have a materially adverse effect on the Company’s operating results, financial condition, and/or cash flows.
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

			Total	Charge to
			Estimated	Unaudited
	Estimated	Estimated	Recoverable	Condensed	Total
	Recoverable	Recoverable	Amounts Under	Consolidated	Environmental
	Amounts from	Amounts from	U.S. Government	Statement of	Reserve
	Northrop	U.S. Government	Contracts	Operations	Additions
			(In millions)
Three months ended May 31, 2011	$—	$3.0	$3.0	$0.9	$3.9
Three months ended May 31, 2010	0.8	4.2	5.0	1.4	6.4
Six months ended May 31, 2011	—	7.0	7.0	2.0	9.0
Six months ended May 31, 2010	1.5	6.8	8.3	1.8	10.1
8. Redeemable Common Stock
     The Company inadvertently failed to register with the SEC the issuance of certain of its common shares in its defined contribution 401(k) employee benefit plan (the “Plan”). As a result, certain Plan participants who purchased such securities pursuant to the Plan may have the right to rescind certain of their purchases for consideration equal to the purchase price paid for the securities (or if such security has been sold, to receive consideration with respect to any loss incurred on such sale) plus interest from the date of purchase. As of May 31, 2011 and November 30, 2010, the Company has classified 0.5 million shares as redeemable common stock because the redemption features are not within the control of the Company. The Company may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares. These shares have always been treated as outstanding for financial reporting purposes. In June 2008, the Company filed a registration statement on Form S-8 to register future transactions in the GenCorp Stock Fund in the Plan. During the first half of fiscal 2011 and 2010, the Company recorded a charge of $0.4 million in both periods for realized losses and interest associated with this matter.

9. Arrangements with Off-Balance Sheet Risk
     As of May 31, 2011, arrangements with off-balance sheet risk consisted of:
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
     The funded status of the pension plan may be adversely affected by the investment experience of the plan’s assets, by any changes in U.S. law, and by changes in the statutory interest rates used by “tax-qualified” pension plans in the U.S. to calculate funding requirements or other plan experience. Accordingly, if the performance of the Company’s plan assets does not meet the Company’s assumptions, if there are changes to the IRS regulations or other applicable law or if other actuarial assumptions are modified, the future contributions to the Company’s underfunded pension plan could be higher.
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
Components of retirement benefit expense are:

	Pension Benefits		Postretirement Benefits
	Three months ended
	May 31,	May 31,	May 31,	May 31,
	2011	2010	2011	2010
		(In millions)
Service cost	$1.0	$1.1	$0.1	$—
Interest cost on benefit obligation	19.5	21.5	0.9	1.0
Assumed return on plan assets	(25.6)	(26.9)	—	—
Recognized net actuarial losses (gains).	16.6	14.7	(0.9)	(0.9)

Net periodic benefit expense	$11.5	$10.4	$0.1	$0.1

	Pension Benefits		Postretirement Benefits
	Six months ended
	May 31,	May 31,	May 31,	May 31,
	2011	2010	2011	2010
		(In millions)
Service cost	$2.0	$2.2	$0.1	$0.1
Interest cost on benefit obligation	39.1	43.0	1.8	2.0
Assumed return on plan assets	(51.2)	(53.8)	—	—
Recognized net actuarial losses (gains).	33.2	29.4	(1.8)	(1.9)

Net periodic benefit expense	$23.1	$20.8	$0.1	$0.2

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
     Summarized financial information for discontinued operations is set forth below:

	Three months ended May 31,		Six months ended May 31,
	2011	2010	2011	2010
		(In millions)
Net sales	$—	$—	$—	$—
(Loss) income before income taxes (1)	(0.5)	0.6	(1.2)	1.6
Income tax provision	—	—	—	—
Net (loss) income from discontinued operations	(0.5)	0.6	(1.2)	1.6

(1)	Includes foreign currency (losses) and gains of ($0.5) million and $1.2 million in the second quarter of fiscal 2011 and 2010, respectively. Additionally, income (loss) before income taxes includes foreign currency (losses) and gains of ($1.1) million and $2.5 million in the first half of fiscal 2011 and 2010, respectively.

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
     Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended May 31,		Six months ended May 31,
	2011	2010	2011	2010
Raytheon	36%	38%	37%	38%
Lockheed Martin	31%	26%	28%	27%
     Sales during the three and six months ended May 31, 2011 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled 93% of net sales for both periods. Sales during the three and six months ended May 31, 2010 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled 92% and 93% of net sales, respectively.
     Selected financial information for each reportable segment is as follows:

	Three months ended May 31,		Six months ended May 31,
	2011	2010	2011	2010
		(In millions)
Net Sales:
Aerospace and Defense	$228.3	$232.3	$436.4	$417.4
Real Estate	1.6	1.8	3.3	3.5

Total Net Sales	$229.9	$234.1	$439.7	$420.9

Segment Performance:
Aerospace and Defense	$24.5	$28.2	$51.8	$45.5
Environmental remediation provision adjustments	(0.8)	(0.1)	(1.8)	(0.4)
Retirement benefit plan expense	(5.3)	(7.3)	(10.5)	(14.6)
Unusual items (see Note 13)	(0.2)	(0.2)	(0.4)	(0.4)

Aerospace and Defense Total	18.2	20.6	39.1	30.1
Real Estate	1.1	1.3	2.3	2.5

Total Segment Performance	$19.3	$21.9	$41.4	$32.6

Reconciliation of segment performance to income (loss) from continuing operations before income taxes:
Segment performance	$19.3	$21.9	$41.4	$32.6
Interest expense	(7.7)	(9.3)	(15.5)	(19.7)
Interest income	0.3	0.4	0.6	0.7
Stock-based compensation (expense) benefit	(1.7)	(1.1)	(2.9)	0.4
Corporate retirement benefit plan expense	(6.3)	(3.2)	(12.7)	(6.4)
Corporate and other	(2.9)	(3.8)	(5.6)	(7.0)
Unusual items (see Note 13)	—	(1.9)	0.2	(3.3)

Income (loss) from continuing operations before income taxes	$1.0	$3.0	$5.5	$(2.7)

13. Unusual Items
     In the first half of fiscal 2010, the Company recorded $1.4 million associated with executive severance and had $0.7 million of losses related to amendments to the Senior Credit Facility.
     During the first half of fiscal 2011 and 2010, the Company recorded $0.4 million in both periods for realized losses and interest associated with the failure to register with the SEC the issuance of certain of its common shares under the defined contribution 401(k) employee benefit plan.
     A summary of the Company’s gain on the debt repurchased during the first quarter of fiscal 2011 is as follows (in millions):

Principal amount repurchased	$6.5
Cash repurchase price	(6.4)

0.1
Write-off of the associated debt discount	(0.4)
Portion of the 2 1/4% Debentures repurchased attributed to the equity component	0.5

Gain on 2 1/4% Debentures repurchased	$0.2

     A summary of the Company’s losses on the 2 1/4% Debentures repurchased during the second quarter of fiscal 2010 is as follows (in millions):

Principal amount repurchased	$35.5
Cash repurchase price	(33.2)

2.3
Write-off of the associated debt discount	(3.3)
Portion of the 2 1/4% Debentures repurchased attributed to the equity component (See Note 6)	0.9
Write-off of the deferred financing costs	(0.2)

Loss on 2 1/4% Debentures repurchased	$(0.3)

     A summary of the Company’s losses on the 9 1/2% Notes repurchased during the second quarter of fiscal 2010 is as follows (in millions):

Principal amount repurchased	$22.5
Cash repurchase price	(23.0)
Write-off of the deferred financing costs	(0.4)

Loss on 9 1/2% Notes repurchased	$(0.9)

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

Condensed Consolidating Statements of Operations
(Unaudited)

		Guarantor	Non-guarantor
Three Months Ended May 31, 2011 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$229.9	$—	$—	$229.9
Cost of sales (exclusive of items shown separately below)	—	203.0	—	—	203.0
Selling, general and administrative	7.8	3.2	—	—	11.0
Depreciation and amortization	—	5.8	—	—	5.8
Interest expense	6.5	1.2	—	—	7.7
Other, net	2.6	(1.2)	—	—	1.4

(Loss) income from continuing operations before income taxes	(16.9)	17.9	—	—	1.0
Income tax (benefit) provision	(11.1)	11.6	—	—	0.5

(Loss) income from continuing operations	(5.8)	6.3	—	—	0.5
Loss from discontinued operations	(0.5)	—	—	—	(0.5)

(Loss) income before equity income of subsidiaries	(6.3)	6.3	—	—	—
Equity income of subsidiaries	6.3	—	—	(6.3)	—

Net income	$—	$6.3	$—	$(6.3)	$—

		Guarantor	Non-guarantor
Three Months Ended May 31, 2010 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$234.1	$—	$—	$234.1
Cost of sales (exclusive of items shown separately below)	—	205.5	—	—	205.5
Selling, general and administrative	3.9	3.2	—	—	7.1
Depreciation and amortization	—	6.3	—	—	6.3
Interest expense	8.0	1.3	—	—	9.3
Other, net	3.1	(0.2)	—	—	2.9

(Loss) income from continuing operations before income taxes	(15.0)	18.0	—	—	3.0
Income tax (benefit) provision	(10.7)	0.8	—	—	(9.9)

(Loss) income from continuing operations	(4.3)	17.2	—	—	12.9
Income from discontinued operations	0.6	—	—	—	0.6

(Loss) income before equity income of subsidiaries	(3.7)	17.2	—	—	13.5
Equity income of subsidiaries	17.2	—	—	(17.2)	—

Net income	$13.5	$17.2	$—	$(17.2)	$13.5

		Guarantor	Non-guarantor
Six Months Ended May 31, 2011 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$439.7	$—	$—	$439.7
Cost of sales (exclusive of items shown separately below)	—	383.6	—	—	383.6
Selling, general and administrative	14.6	6.7	—	—	21.3
Depreciation and amortization	—	11.5	—	—	11.5
Interest expense	13.0	2.5	—	—	15.5
Other, net	5.2	(2.9)	—	—	2.3

(Loss) income from continuing operations before income taxes	(32.8)	38.3	—	—	5.5
Income tax (benefit) provision	(9.1)	12.2	—	—	3.1

(Loss) income from continuing operations	(23.7)	26.1	—	—	2.4
Loss from discontinued operations	(1.2)	—	—	—	(1.2)

(Loss) income before equity income of subsidiaries	(24.9)	26.1	—	—	1.2
Equity income of subsidiaries	26.1	—	—	(26.1)	—

Net income	$1.2	$26.1	$—	$(26.1)	$1.2

		Guarantor	Non-guarantor
Six Months Ended May 31, 2010 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$420.9	$—	$—	$420.9
Cost of sales (exclusive of items shown separately below)	—	375.2	—	—	375.2
Selling, general and administrative	5.7	6.4	—	—	12.1
Depreciation and amortization	—	12.3	—	—	12.3
Interest expense	17.2	2.5	—	—	19.7
Other, net	4.5	(0.2)	—	—	4.3

(Loss) income from continuing operations before income taxes	(27.4)	24.7	—	—	(2.7)
Income tax (benefit) provision	(11.0)	5.3	—	—	(5.7)

(Loss) income from continuing operations	(16.4)	19.4	—	—	3.0
Income from discontinued operations	1.6	—	—	—	1.6

(Loss) income before equity income of subsidiaries	(14.8)	19.4	—	—	4.6
Equity income of subsidiaries	19.4	—	—	(19.4)	—

Net income	$4.6	$19.4	$—	$(19.4)	$4.6

Condensed Consolidating Balance Sheets
(Unaudited)

		Guarantor	Non-guarantor
May 31, 2011 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$224.2	$(13.4)	$—	$—	$210.8
Marketable securities	15.0	—	—	—	15.0
Accounts receivable	—	117.3	—	—	117.3
Inventories	—	37.7	—	—	37.7
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	0.2	33.7	—	—	33.9
Grantor trust	1.5	0.3	—	—	1.8
Other receivables, prepaid expenses and other	11.0	12.0	—	—	23.0
Income taxes	18.5	(12.1)	—	—	6.4

Total current assets	270.4	175.5	—	—	445.9
Property, plant and equipment, net	0.4	124.6	—	—	125.0
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	0.2	141.8	—	—	142.0
Grantor trust	9.6	4.3	—	—	13.9
Goodwill	—	94.9	—	—	94.9
Intercompany (payable) receivable, net	(221.7)	241.4	(19.7)	—	—
Other noncurrent assets and intangibles, net	291.4	158.6	9.9	(294.3)	165.6

Total assets	$350.3	$941.1	$(9.8)	$(294.3)	$987.3

Short-term borrowings and current portion of long-term debt	$60.9	$0.2	$—	$—	$61.1
Accounts payable	0.7	32.3	—	—	33.0
Reserves for environmental remediation costs	4.3	40.9	—	—	45.2
Other current liabilities, advance payments on contracts, and postretirement medical and life insurance benefits	39.1	173.2	—	—	212.3

Total current liabilities	105.0	246.6	—	—	351.6
Long-term debt	325.3	1.0	—	—	326.3
Reserves for environmental remediation costs	5.5	158.0	—	—	163.5
Pension benefits	14.2	150.6	—	—	164.8
Other noncurrent liabilities	61.4	80.8	—	—	142.2

Total liabilities	511.4	637.0	—	—	1,148.4
Commitments and contingencies (Note 7)
Redeemable common stock (Note 8)	4.7	—	—	—	4.7
Total shareholders’ (deficit) equity	(165.8)	304.1	(9.8)	(294.3)	(165.8)

Total liabilities, redeemable common stock, and shareholders’ equity (deficit)	$350.3	$941.1	$(9.8)	$(294.3)	$987.3

		Guarantor	Non-guarantor
November 30, 2010 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$197.3	$(15.8)	$—	$—	$181.5
Marketable securities	26.7	—	—	—	26.7
Accounts receivable	—	106.7	—	—	106.7
Inventories	—	51.1	—	—	51.1
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	0.1	31.9	—	—	32.0
Grantor trust	1.4	0.4	—	—	1.8
Other receivables, prepaid expenses and other	11.5	13.8	—	—	25.3
Income taxes	9.9	(2.4)	—	—	7.5

Total current assets	246.9	185.7	—	—	432.6
Property, plant and equipment, net	4.8	121.6	—	—	126.4
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	0.2	151.3	—	—	151.5
Grantor trust	10.1	4.4	—	—	14.5
Goodwill	—	94.9	—	—	94.9
Intercompany (payable) receivable, net	(178.5)	198.2	(19.7)	—	—
Other noncurrent assets and intangibles, net	242.0	162.9	9.9	(243.2)	171.6

Total assets	$325.5	$919.0	$(9.8)	$(243.2)	$991.5

Short-term borrowings and current portion of long-term debt	$65.8	$0.2	$—	$—	$66.0
Accounts payable	0.6	26.5	—	—	27.1
Reserves for environmental remediation costs	3.3	37.4	—	—	40.7
Other current liabilities, advance payments on contracts, and postretirement medical and life insurance benefits	36.8	190.6	—	—	227.4

Total current liabilities	106.5	254.7	—	—	361.2
Long-term debt	325.6	1.1	—	—	326.7
Reserves for environmental remediation costs	8.3	168.7	—	—	177.0
Pension benefits	17.0	158.5	—	—	175.5
Other noncurrent liabilities	63.2	83.0	—	—	146.2

Total liabilities	520.6	666.0	—	—	1,186.6
Commitments and contingencies (Note 7)
Redeemable common stock (Note 8)	5.1	—	—	—	5.1
Total shareholders’ (deficit) equity	(200.2)	253.0	(9.8)	(243.2)	(200.2)

Total liabilities, redeemable common stock, and shareholders’ equity (deficit)	$325.5	$919.0	$(9.8)	$(243.2)	$991.5

Condensed Consolidating Statements of Cash Flows
(Unaudited)

		Guarantor	Non-guarantor
Six months ended May 31, 2011 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(12.9)	$45.1	$—	$—	$32.2
Net transfers from (to) parent	35.5	(35.5)	—	—	—

Net cash provided by operating activities	22.6	9.6	—	—	32.2
Cash flows from investing activities:
Capital expenditures	—	(6.7)	—	—	(6.7)
Other investing activities	11.7	—	—	—	11.7

Net cash provided by (used in) investing activities	11.7	(6.7)	—	—	5.0
Cash flows from financing activities:
Debt repayments	(7.4)	—	—	—	(7.4)
Other financing activities	—	(0.5)	—	—	(0.5)

Net cash used in financing activities	(7.4)	(0.5)	—	—	(7.9)

Net increase in cash and cash equivalents	26.9	2.4	—	—	29.3
Cash and cash equivalents at beginning of year	197.3	(15.8)	—	—	181.5

Cash and cash equivalents at end of period	$224.2	$(13.4)	$—	$—	$210.8

		Guarantor	Non-guarantor
Six months ended May 31, 2010 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(16.2)	$125.7	$—	$—	$109.5
Net transfers from (to) parent	91.9	(91.9)	—	—	—

Net cash provided by operating activities	75.7	33.8	—	—	109.5
Cash flows from investing activities:
Capital expenditures	—	(7.4)	—	—	(7.4)
Other investing activities	(55.3)	—	—	—	(55.3)

Net cash used in investing activities	(55.3)	(7.4)	—	—	(62.7)
Cash flows from financing activities:
Debt repayments	(198.8)	—	—	—	(198.8)
Proceeds from issuance of debt, net of issuance costs	192.2	—	—	—	192.2

Net cash used in financing activities	(6.6)	—	—	—	(6.6)

Net increase in cash and cash equivalents	13.8	26.4	—	—	40.2
Cash and cash equivalents at beginning of year	166.0	(39.8)	0.1	—	126.3

Cash and cash equivalents at end of period	$179.8	$(13.4)	$0.1	$—	$166.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
     A summary of the significant financial highlights for the second quarter of fiscal 2011 which management uses to evaluate our operating performance and financial condition is presented below.
•	Net sales for the second quarter of fiscal 2011 totaled $229.9 million compared to $234.1 million for the second quarter of fiscal 2010.

•	Net income for the second quarter of fiscal 2011 was $0.0 million compared to a net income of $13.5 million, or $0.19 diluted income per share, for the second quarter of fiscal 2010.

•	Adjusted EBITDAP for the second quarter of fiscal 2011 was $26.0 million or 11.3% of net sales, compared to $30.8 million or 13.2% of net sales, for the second quarter of fiscal 2010.

•	Segment performance before environmental remediation provision adjustments, retirement benefit plan expense, and unusual items was $25.6 million for the second quarter of fiscal 2011, compared to $29.5 million for the second quarter of fiscal 2010.

•	Cash provided by operating activities in the second quarter of fiscal 2011 totaled $14.6 million, compared to $32.1 million in the second quarter of fiscal 2010.

•	Free cash flow (defined as cash provided by operating activities less capital expenditures) in the second quarter of fiscal 2011 totaled $9.9 million, compared to $28.9 million in the second quarter of fiscal 2010.

•	As of May 31, 2011, we had $163.4 million in net debt (defined as debt principal less cash and marketable securities) compared to $217.5 million in net debt as of May 31, 2010.
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
     Some of the significant challenges we face are as follows: dependence upon government programs and contracts, future reductions or changes in United States (“U.S.”) government spending in our industry, environmental matters, highly leveraged capital structure, and an underfunded pension plan. These matters are discussed in more detail below.

Major Customers
     The principal end user customers of our products and technology are agencies of the U.S. government. Since a majority of our sales are, directly or indirectly, to the U.S. government, funding for the purchase of our products and services generally follows trends in U.S. aerospace and defense spending.
     Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended May 31,		Six months ended May 31,
	2011	2010	2011	2010
Raytheon	36%	38%	37%	38%
Lockheed Martin	31%	26%	28%	27%
     Sales during the three and six months ended May 31, 2011 directly and indirectly to the U.S. government and its agencies, including sales to our significant customers discussed above, totaled 93% of net sales for both periods. Sales during the three and six months ended May 31, 2010 directly and indirectly to the U.S. government and its agencies, including sales to our significant customers discussed above, totaled 92% and 93% of net sales, respectively.
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
Department of Defense
     While U.S. defense appropriations have increased substantially since the terrorist attacks of September 11, 2001 and ensuing military actions in Afghanistan and Iraq, the rate of increase is projected to slow and then flatten over the course of the GFY 2012 — 2016 future year’s defense plan. The total GFY 2012 request of $671 billion includes $553 billion for the base budget and $118 billion for Overseas Contingency Operations. Out-year projections for the base budget in the GFY 2012 request shift real growth downward to an average of 0.5% per year through GFY 2016. Real growth in the DoD budget flat-lines in GFY’s 2015 and 2016. Although the final total DoD appropriation for GFY 2011 is $18 billion less than requested, we remain well positioned to benefit from continuing DoD investment in: high-priority transformational systems that address current war fighting requirements; the re-capitalization of weapon systems and equipment expended during combat operations; and systems that meet new threats world-wide.
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
     The compromise agreement between the Administration and Congress finalized GFY 2011 NASA funding at $18.5 billion, which is $500 million below the requested level, but more than expected. While the Authorization Act provides modest growth for NASA, the Administration’s GFY 2012 budget request for NASA sets a top line spending level of $18.7 billion, which is equivalent to GFY 2010 levels. Officially, NASA’s budget is flat lined at $18.7 billion for GFY 2012 — 2016. The Office of Management and Budget however is suggesting out-year funding levels could fall closer to $18.0 billion per year, $0.7 billion below the 2010 Authorization Act level for GFY 2012.

Environmental Matters
     Our current and former business operations are subject to, and affected by, federal, state, local, and foreign environmental laws and regulations relating to the discharge, treatment, storage, disposal, investigation, and remediation of certain materials, substances, and wastes. Our policy is to conduct our business with due regard for the preservation and protection of the environment. We continually assess compliance with these regulations and we believe our current operations are in compliance with all applicable environmental laws and regulations.
     As of May 31, 2011, the aggregate range of our anticipated environmental costs was $208.7 million to $368.2 million and the accrued amount was $208.7 million. See Note 7(c) of the Notes to Unaudited Condensed Consolidated Financial Statements for a summary of the environmental reserve activity for the first half of fiscal 2011.
     Most of our environmental costs are incurred by our Aerospace and Defense segment, and certain of these costs are allowable to be included in our contracts with the U.S. government or reimbursable by Northrop Grumman Corporation (“Northrop”). Prior to the third quarter of fiscal 2010, approximately 88% of such costs related to our Sacramento site and our former Azusa site were included in U.S. government contracts or reimbursed by Northrop. Subsequent to the third quarter of fiscal 2010, because we reached the reimbursement ceiling under the Northrop Agreement, approximately 63% of such costs are included in U.S. government contracts. However, we are seeking to amend our agreement with the U.S. government to increase the amount includable in U.S. government contracts. There can be no assurances that we will be successful in this pursuit.
     The inclusion of such environmental costs in our contracts with the U.S. government does impact our competitive pricing and earnings; however, we believe that this impact is mitigated by driving improvements and efficiencies across our operations as well as our ability to deliver innovative and quality products to our customers.
Capital Structure
     We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of May 31, 2011, we had $387.4 million of debt. We continue to focus on reducing our net debt position by generating cash from operations through growing our business and driving improvements and efficiencies across our operations. As of May 31, 2011, we had $163.4 million in net debt compared to $217.5 million in net debt as of May 31, 2010.
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
Results of Operations
Net Sales:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2011	2010	Change*	2011	2010	Change**
			(In millions)
Net sales	$229.9	$234.1	$(4.2)	$439.7	$420.9	$18.8

*	Primary reason for change. The decrease in net sales was primarily due to the following: (i) a decrease of $13.9 million on the Orion program due to NASA funding constraints and (ii) lower deliveries under the Standard Missile-1 contract resulting in a decrease of $6.7 million in net sales. These factors were partially offset by (i) increased deliveries on the Patriot Advanced Capability-3 rocket motors resulting in $9.5 million of additional net sales and (ii) an increase of $7.8 million in the various air-breathing propulsion programs primarily due to the prior year’s awards on Supersonic Sea Skimming Target (“SSST”) and Triple Target Terminator (“T3”) contracts.

**	Primary reason for change. The increase in net sales was primarily due to the following: (i) awards received in fiscal 2010 on the Hawk program resulting in $14.2 million of additional net sales; (ii) an increase of $12.9 million in the various air-breathing propulsion programs primarily due to the prior year’s awards on SSST and T3 contracts; (iii) awards received in fiscal 2010 on the Bomb Live Unit — 129B composite case resulting in $10.0 million of additional net sales; and (iv) an increase of $7.7 million in the various Standard Missile programs primarily related to the divert and attitude control system contracts. The increase in net sales was partially offset by a decrease of $24.3 million on the Orion program due to NASA funding constraints.
Operating Income:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2011	2010	Change*	2011	2010	Change**
		(In millions, except percentage amounts)
Operating income	$8.4	$11.9	$(3.5)	$20.4	$16.3	$4.1
Percentage of net sales	3.7%	5.1%		4.6%	3.9%

*	Primary reason for change. The decrease of $3.5 million, or 1.4 percentage points, in the second quarter of fiscal 2011 operating income margin, compared to the comparable prior year period, was primarily due to the following:
•	Lower contract profit margin (excluding the impact of retirement benefit expense) of 1.3 percentage points, or $3.7 million. See discussion of changes in the contract profit margin in the “Cost of Sales” section below.

•	Increase of $1.1 million in retirement benefit expense costs resulting in a 0.5 percentage point decline in the operating margin. See discussion of “Retirement Benefit Plans” below.

•	Increase of $0.6 million in stock-based compensation in the current period resulting in a 0.3 percentage point decline in operating margin. See discussion of changes in stock compensation in the “Selling, General and Administrative” section below.
     These decreases were partially offset by the following:
•	Decrease of $1.9 million in unusual items which contributed 0.8 percentage point of improvement to the operating margin. See discussion of “Unusual items” below.

**	Primary reason for change. The increase of $4.1 million, or 0.7 percentage points, in the first half of fiscal 2011, compared to the comparable prior year period, was primarily due to the following:
•	Improved contract profit margin (excluding the impact of retirement benefit expense) of 0.8 percentage points, or $6.3 million. See discussion of changes in the contract profit margin in the “Cost of Sales” section below.

•	Decrease of $3.5 million in unusual items which contributed 0.8 percentage point of improvement to the operating margin. See discussion of “Unusual items” below.

     These increases were partially offset by the following:
•	Increase of $3.3 million in stock-based compensation in the current period resulting in a 0.8 percentage point decline in operating margin. See discussion of changes in stock compensation in the “Selling, General and Administrative” section below.

•	Increase of $2.2 million in retirement benefit expense costs resulting in a 0.3 percentage point decline in the operating margin. See discussion of “Retirement Benefit Plans” below.
Cost of sales:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2011	2010	Change*	2011	2010	Change**
		(In millions, except percentage amounts)
Cost of sales (exclusive of items shown separately below)	$203.0	$205.5	$(2.5)	$383.6	$375.2	$8.4
Percentage of net sales	88.3%	87.8%		87.2%	89.1%

*	Primary reason for change. The increase in costs of sales as a percentage of net sales was driven by an unfavorable increase in direct costs on the Standard Missile-1 contract in the current period and higher indirect contract costs. These factors were partially offset by a $2.0 million decrease in non-cash aerospace and defense retirement benefit plan expense. See discussion of “Retirement Benefit Plans” below.

**	Primary reason for change. The decrease in costs of sales as a percentage of net sales was primarily driven by improved contract performance on various tactical and in-space propulsion programs as a result of manufacturing efficiencies and lower overhead rates. In addition, non-cash aerospace and defense retirement benefit plan expense decreased by $4.1 million. See discussion of “Retirement Benefit Plans” below.
Selling, General and Administrative (“SG&A”):

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2011	2010	Change*	2011	2010	Change**
		(In millions, except percentage amounts)
Selling, General and Administrative	$11.0	$7.1	$3.9	$21.3	$12.1	$9.2
Percentage of net sales	4.8%	3.0%		4.8%	2.9%

*	Primary reason for change. The increase in SG&A expense is primarily due to an increase of $3.1 million of non-cash corporate retirement benefit plan expenses. See discussion of “Retirement Benefit Plans” below. Additionally, stock-based compensation increased by $0.6 million in the current period compared to the prior period primarily due to an increase in stock awards granted. See Note 3 of the Unaudited Condensed Consolidated Financial Statements for additional information about the components of stock-based compensation.

**	Primary reason for change. The increase in SG&A expense is primarily due to an increase of $6.3 million of non-cash corporate retirement benefit plan expenses. See discussion of “Retirement Benefit Plans” below. Additionally, stock-based compensation increased by $3.3 million in the current period compared to the prior period primarily due to changes in the fair value of the stock appreciation rights and stock awards granted in fiscal 2010. See Note 3 of the Unaudited Condensed Consolidated Financial Statements for additional information about the components of stock-based compensation.
Depreciation and Amortization:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2011	2010	Change*	2011	2010	Change*
			(In millions)
Depreciation and amortization	$5.8	$6.3	$(0.5)	$11.5	$12.3	$(0.8)

*	Primary reason for change. The decrease in depreciation and amortization is primarily related to the $1.6 million write-down of a long-lived asset in the fourth quarter of fiscal 2010.

Other expense, net:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2011	2010	Change	2011	2010	Change*
			(In millions)
Other expense, net	$1.5	$1.2	$0.3	$2.7	$1.3	$1.4

*	Primary reason for change. The increase in other expense, net was primarily due to higher environmental remediation costs in the first half of fiscal 2011 compared to the comparable fiscal 2010 periods.
Unusual items:

	Three months ended		Six months ended
	May 31,	May 31,	May 31,	May 31,
	2011	2010	2011	2010
		(In millions)
Unusual items:
Executive severance agreements	$—	$—	$—	$1.4
Legal related matters (discussed below)	0.2	0.2	0.4	0.4
Loss on amendment to the $280 million Senior Credit Facility (“Senior Credit Facility”)	—	0.7	—	0.7
Loss (gain) on debt repurchased (discussed below)	—	1.2	(0.2)	1.2
     During the first half of fiscal 2011 and 2010, we recorded $0.4 million in both periods for realized losses and interest associated with the failure to register with the SEC the issuance of certain of our common shares under the defined contribution 401(k) employee benefit plan.
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

Principal amount repurchased	$35.5
Cash repurchase price	(33.2)

2.3
Write-off of the associated debt discount	(3.3)
Portion of the 2 1/4% Debentures repurchased attributed to the equity component	0.9
Write-off of the deferred financing costs	(0.2)

Loss on 2 1/4% Debentures repurchased	$(0.3)

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

Principal amount repurchased	$22.5
Cash repurchase price	(23.0)
Write-off of the deferred financing costs	(0.4)

Loss on 9 1/2% Notes repurchased	$(0.9)

     A summary of the gain on the debt repurchased during the first quarter of fiscal 2011 is as follows (in millions):

Principal amount repurchased	$6.5
Cash repurchase price	(6.4)

0.1
Write-off of the associated debt discount	(0.4)
Portion of the 2 1/4% Debentures repurchased attributed to the equity component	0.5

Gain on 2 1/4% Debentures repurchased	$0.2

Interest Expense:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2011	2010	Change*	2011	2010	Change*
			(In millions)
Interest expense	$7.7	$9.3	$(1.6)	$15.5	$19.7	$(4.2)
Components of interest expense:
Contractual interest and other	$6.0	$6.5	$(0.5)	$12.1	$13.7	$(1.6)
Debt discount amortization	0.9	1.9	(1.0)	1.8	3.9	(2.1)
Amortization of deferred financing costs	0.8	0.9	(0.1)	1.6	2.1	(0.5)

*	Primary reason for change. The decrease in interest expense was primarily due to lower average debt balances during the second quarter and first half of fiscal 2011 compared to comparable fiscal 2010 periods, including the retirement of $22.5 million and $77.8 million of principal on the 9 1/2% Notes and 2 1/4% Debentures, respectively, in fiscal 2010.
Interest Income:

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2011	2010	Change*	2011	2010	Change*
			(In millions)
Interest income	$0.3	$0.4	$(0.1)	$0.6	$0.7	$(0.1)

*	Primary reason for change. Interest income was essentially unchanged for the periods presented.
Income Tax Provision (Benefit):

	Three months ended		Six months ended
	May 31,	May 31,	May 31,	May 31,
	2011	2010	2011	2010
		(In millions)
Income tax provision (benefit).	$0.5	$(9.9)	$3.1	$(5.7)
     The income tax provision of $3.1 million in the first half of fiscal 2011 is primarily related to current state taxes of $1.9 million, and net deferred taxes of $1.2 million, which represents the excess of deferred tax expense from goodwill amortization over deferred tax benefit from research credits.
     The income tax benefit of $5.7 million in the first half of fiscal 2010 is primarily related to receiving approval on our Private Letter Ruling (“PLR”) with the Internal Revenue Service (“IRS”) for the revocation of the Internal Revenue Code Section 59(e) election made on our fiscal 2003 income tax return. As a result of the PLR approval, we recorded an income tax benefit of $6.2 million during the first half of fiscal 2010. The income tax benefit also includes current state taxes of $1.0 million, and a net deferred tax benefit of $0.5 million ($1.2 million deferred tax benefit related to prior years offset by $0.7 million of current year deferred tax expense). We normally determine our interim tax provision using an estimated annual effective tax rate methodology. However, we utilized a discrete period method to calculate taxes for the first half of fiscal 2010. We determined that a calculation of an annual effective tax rate would not represent a reliable estimate due to the sensitivity of the annual effective tax rate estimate to even minimal changes to forecasted pre-tax earnings. Under the discrete method, we determined the tax expense based upon actual results as if the interim period were an annual period.
     The difference between operating results at the statutory rate and the income tax provision recorded was primarily due to the separate state tax expense in the first half of fiscal 2011 and the change in the valuation allowance which increased in the first half of fiscal 2010.
     As of May 31, 2011, the liability for uncertain income tax positions was $1.6 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.
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
     Summarized financial information for discontinued operations is set forth below:

	Three months ended May 31,		Six months ended May 31,
	2011	2010	2011	2010
		(In millions)
Net sales	$—	$—	$—	$—
(Loss) income before income taxes (1)	(0.5)	0.6	(1.2)	1.6
Income tax provision	—	—	—	—
Net (loss) income from discontinued operations	(0.5)	0.6	(1.2)	1.6

(1)	Includes foreign currency (losses) and gains of ($0.5) million and $1.2 million in the second quarter of fiscal 2011 and 2010, respectively. Additionally, income (loss) before income taxes includes foreign currency (losses) and gains of ($1.1) million and $2.5 million in the first half of fiscal 2011 and 2010, respectively.
Retirement Benefit Plans:
     Components of retirement benefit expense are:

	Three months ended May 31,		Six months ended May 31,
	2011	2010	2011	2010
		(In millions)
Service cost	$1.1	$1.1	$2.1	$2.3
Interest cost on benefit obligation	20.4	22.5	40.9	45.0
Assumed return on plan assets	(25.6)	(26.9)	(51.2)	(53.8)
Recognized net actuarial losses	15.7	13.8	31.4	27.5

Retirement benefit expense	$11.6	$10.5	$23.2	$21.0

     The increase in retirement benefit expense was primarily due to higher actuarial losses recognized in the second quarter and first half of fiscal 2011 compared to the comparable fiscal 2010 periods. The increase in actuarial losses was primarily the result of a decrease in the discount rate due to lower market interest rates used to determine our retirement benefit obligation. The discount rate was 5.21% as of November 30, 2010 compared to 5.65% as of November 30, 2009.
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
     Additionally, we sponsor a defined contribution 401(k) plan and participation in the plan is available to all employees. Effective January 15, 2009, we discontinued the employer matching component to the defined contribution 401(k) plan for collective bargaining-unit employees. Effective April 15, 2009, all future contribution investment elections directed into the GenCorp Stock Fund were redirected to other investment options and our union employee matching contributions are being made in cash. Effective the first full payroll in July 2010, for collective bargaining-unit employees, matching contributions were reinstated in cash at the same level in effect prior to January 15, 2009 and invested according to participants’ investment elections in effect at the time of contribution. The cost of the 401(k) plan was $5.0 million and $0.5 million, respectively, in the first half of fiscal 2011 and 2010.
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
Aerospace and Defense Segment

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2011	2010	Change*	2011	2010	Change**
			(In millions)
Net sales	$228.3	$232.3	$(4.0)	$436.4	$417.4	$19.0
Segment performance	18.2	20.6	(2.4)	39.1	30.1	9.0
Segment performance as a percentage of net sales	8.0%	8.9%		9.0%	7.2%
Components of segment performance:
Aerospace and Defense	$24.5	$28.2	$(3.7)	$51.8	$45.5	$6.3
Environmental remediation provision adjustments	(0.8)	(0.1)	(0.7)	(1.8)	(0.4)	(1.4)
Retirement benefit plan expense	(5.3)	(7.3)	2.0	(10.5)	(14.6)	4.1
Unusual items	(0.2)	(0.2)	—	(0.4)	(0.4)	—

Aerospace and Defense total	$18.2	$20.6	$(2.4)	$39.1	$30.1	$9.0

*	Primary reason for change. The decrease in net sales was primarily due to the following: (i) a decrease of $13.9 million on the Orion program due to NASA funding constraints and (ii) lower deliveries under the Standard Missile-1 contract resulting in a decrease of $6.7 million in net sales. These factors were partially offset by (i) increased deliveries on the Patriot Advanced Capability-3 rocket motors resulting in $9.5 million of additional net sales and (ii) an increase of $7.8 million in the various air-breathing propulsion programs primarily due to the prior year’s awards on SSST and T3 contracts.

The decrease in the segment margin of 0.9 percentage point, compared to the comparable prior year period, was primarily driven by (i) an unfavorable increase in direct costs on the Standard Missile-1 contract; (ii) an increase in indirect contract expenses; and (iii) higher environmental related costs. These factors were partially offset by a decrease in retirement benefit expense.

**	Primary reason for change. The increase in net sales was primarily due to the following: (i) awards received in fiscal 2010 on the Hawk program resulting in $14.2 million of additional net sales; (ii) an increase of $12.9 million in the various air-breathing propulsion programs primarily due to the prior year’s awards on SSST and T3 contracts; (iii) awards received in fiscal 2010 on the Bomb Live Unit — 129B composite case resulting in $10.0 million of additional net sales; and (iv) an increase of $7.7 million in the various Standard Missile programs primarily related to the divert and attitude control system contracts. The increase in net sales was partially offset by a decrease of $24.3 million on the Orion program due to NASA funding constraints.

The increase in the segment margin of 1.8 percentage points, compared to the comparable prior year period, was primarily driven by improved contract performance on various tactical and in-space propulsion programs as a result of manufacturing efficiencies and lower overhead rates. In addition, retirement benefit expense decreased by $4.1 million in the current period. See discussion of “Retirement Benefit Plans” above. These factors were partially offset by an increase in environmental related costs.
     A summary of our backlog is as follows:

	May 31,	November 30,
	2011	2010
	(In millions)
Funded backlog	$745.3	$804.4
Unfunded backlog	719.8	572.9

Total contract backlog	$1,465.1	$1,377.3

     The decrease in funded backlog is primarily due to delays in the U.S government budget process in the first part of 2011 and other timing issues. Total backlog includes both funded backlog (the amount for which money has been directly appropriated by the U.S. Congress, or for which a purchase order has been received from a commercial customer) and unfunded backlog (firm orders for which funding has not been appropriated). Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. Backlog is subject to funding delays or program restructurings/cancellations which are beyond our control.

Real Estate Segment

	Three months ended			Six months ended
	May 31,	May 31,		May 31,	May 31,
	2011	2010	Change*	2011	2010	Change*
			(In millions)
Net sales	$1.6	$1.8	$(0.2)	$3.3	$3.5	$(0.2)
Segment performance	1.1	1.3	(0.2)	2.3	2.5	(0.2)

*	Primary reason for change. Net sales and segment performance consist primarily of rental property operations.
Use of Non-GAAP Financial Measures
     In addition to segment performance (discussed above), we provide the Non-GAAP financial measure of our operational performance called Adjusted EBITDAP. We use this metric to further our understanding of the historical and prospective consolidated core operating performance of our segments, net of expenses incurred by our corporate activities in the ordinary, ongoing and customary course of our operations. Further, we believe that to effectively compare the core operating performance metric from period to period on a historical and prospective basis, the metric should exclude items relating to retirement benefits (pension and postretirement benefits), significant non-cash expenses, the impacts of financing decisions on the earnings, and items incurred outside the ordinary, ongoing and customary course of our operations. Accordingly, we define Adjusted EBITDAP as GAAP income (loss) from continuing operations before income taxes adjusted by interest expense, interest income, depreciation and amortization, retirement benefit expense, and unusual items which we do not believe are reflective of such ordinary, ongoing and customary course activities.

	Three months ended		Six months ended
	May 31,	May 31,	May 31,	May 31,
	2011	2010	2011	2010
	(In millions, except percentage amounts)
Income (loss) from continuing operations before income taxes	$1.0	$3.0	$5.5	$(2.7)
Interest expense	7.7	9.3	15.5	19.7
Interest income	(0.3)	(0.4)	(0.6)	(0.7)
Depreciation and amortization	5.8	6.3	11.5	12.3
Retirement benefit expense	11.6	10.5	23.2	21.0
Unusual items
Legal related matters	0.2	0.2	0.4	0.4
Loss (gain) on debt repurchased	—	1.2	(0.2)	1.2
Loss on bank amendment	—	0.7	—	0.7
Executive severance agreement	—	—	—	1.4

Adjusted EBITDAP	$26.0	$30.8	$55.3	$53.3

Adjusted EBITDAP as a percentage of net sales	11.3%	13.2%	12.6%	12.7%
     In addition to segment performance and Adjusted EBITDAP, we provide the Non-GAAP financial measures of free cash flow and net debt.

	Three months ended		Six months ended
	May 31,	May 31,	May 31,	May 31,
	2011	2010	2011	2010
		(In millions)
Cash provided by operating activities	$14.6	$32.1	$32.2	$109.5
Capital expenditures	(4.7)	(3.2)	(6.7)	(7.4)

Free cash flow	$9.9	$28.9	$25.5	$102.1

	May 31,	May 31,
	2011	2010
	(In millions)
Debt principal	$389.2	$439.3
Cash and cash equivalents	(210.8)	(166.5)
Restricted cash	—	(10.4)
Marketable securities	(15.0)	(44.9)

Net debt	$163.4	$217.5

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
     As of May 31, 2011, arrangements with off-balance sheet risk, consisted of:
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
Liquidity and Capital Resources
Net Cash Provided by (Used in) Operating, Investing, and Financing Activities
     Cash and cash equivalents increased by $29.3 million during the first half of fiscal 2011. The change in cash and cash equivalents was as follows:

	Six Months Ended
	May 31,	May 31,
	2011	2010
	(In millions)
Net Cash Provided by Operating Activities	$32.2	$109.5
Net Cash Provided by (Used in) Investing Activities	5.0	(62.7)
Net Cash Used in Financing Activities	(7.9)	(6.6)

Net Increase in Cash and Cash Equivalents	$29.3	$40.2

Net Cash Provided by Operating Activities
     The $32.2 million of cash provided by operating activities in the first half of fiscal 2011 was primarily the result of net income adjusted for non-cash expenses (defined as depreciation, amortization, stock compensation, and gain on debt repurchased) which generated $18.8 million in the first half of fiscal 2011. Additionally, we had $23.2 million of non-cash retirement benefit expense in the first half of fiscal 2011. The net income adjusted for non-cash expenses was partially offset by cash used to fund working capital (defined as accounts receivables, inventories, accounts payable, contract advances, and other current assets and liabilities) and real estate activities of $4.9 million.
     The $109.5 million of cash provided by operating activities in the first half of fiscal 2010 was primarily due to an increase in $81.2 million of cash provided by working capital (defined as accounts receivables, inventories, accounts payable, contract advances, and other current assets and liabilities). The increase in working capital is due the following (i) an increase in contract advances from prior year related to the timing of contract receipts; (ii) an increase in collections on billed accounts receivables, resulting in a decrease in receivables days outstanding; (iii) a decrease in inventories due to higher sales and timing of overhead spending, resulting in increased inventory turnover; and (iv) higher accounts payable in connection with higher sales and timing of payments to vendors. Additionally, net income from continuing operations adjusted for non-cash expenses (defined as depreciation, amortization, stock compensation, and loss on debt repurchased) generated $22.8 million in operating cash in the first half of fiscal 2010. We also had $21.0 million of non-cash retirement benefit expense in the first half of fiscal 2010.
Net Cash Provided by (Used In) Investing Activities
     During the first half of fiscal 2011 and fiscal 2010, we had capital expenditures of $6.7 million and $7.4 million, respectively. The majority of our capital expenditures directly supports our contract and customer requirements and are primarily incurred for asset replacement, capacity expansion, development of new projects, and safety and productivity improvements.
     During the first half of fiscal 2011, we generated $11.7 million of net cash from the sale of marketable securities. During the first half of fiscal 2010, we invested net cash of $44.9 million in marketable securities.
Net Cash Used in Financing Activities
     During the first half of fiscal 2011, we had $7.4 million in debt repayments (see below) and $0.5 million in vendor financing payments.
     During the first half of fiscal 2010, cash of $200.0 million was generated reflecting the issuance of $200.0 million in 4 1/16% Debentures in December 2009, offset by $198.8 million in debt repayments. In addition, we incurred $7.8 million in debt issuance costs.
Borrowing Activity and Senior Credit Facility:
     Our debt activity during the first half of fiscal 2011 was as follows:

		Debt		Non-cash
	November 30,	Discount	Cash	Repurchase	May 31,
	2010	Amortization	Payments	Activity	2011
			(In millions)
Term loan	$51.1	$—	$(0.2)	$—	$50.9
9 1/2% Notes	75.0	—	—	—	75.0
4 1/16% Debentures	200.0	—	—	—	200.0
2 1/4% Debentures	68.6	—	(6.4)	(0.1)	62.1
Debt discount on 2 1/4% Debentures	(4.0)	1.8	—	0.4	(1.8)
Other debt	2.0	—	(0.8)	—	1.2

Total Debt and Borrowing Activity	$392.7	$1.8	$(7.4)	$0.3	$387.4

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
     As of May 31, 2011, the borrowing limit under the Revolver was $65.0 million, of which $50.0 million can be utilized for letters of credit, with all of it available. Also as of May 31, 2011, we had $68.5 million outstanding letters of credit under the $100.0 million letter of credit subfacility and had permanently reduced the amount of our term loan subfacility to the $50.9 million outstanding.

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

	Actual Ratios as of	Required Ratios
Financial Covenant	May 31, 2011	December 1, 2010 and thereafter
Interest coverage ratio, as defined under the Credit Agreement	5.16 to 1.00	Not less than: 2.25 to 1.00
Leverage ratio, as defined under the Credit Agreement(1)	1.36 to 1.00	Not greater than: 5.50 to 1.00

(1)	As a result of the March 17, 2010 amendment, the leverage ratio calculation was amended to allow for all cash and cash equivalents to reduce funded debt as long as there are no loans outstanding under the Revolver.
     We were in compliance with our financial and non-financial covenants as of May 31, 2011.
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
     As of May 31, 2011, our debt totaled $387.4 million: $336.5 million, or 87%, was at an average fixed rate of 4.94%; and $50.9 million, or 13%, was at a variable rate of 3.45%.
     The estimated fair value and principal amount for our debt is presented below:

	Fair Value		Principal Amount
	May 31,	November 30,	May 31,	November 30,
	2011	2010	2011	2010
		(In millions)
Term loan	$49.9	$49.8	$50.9	$51.1
9 1/2% Notes	76.1	75.9	75.0	75.0
2 1/4% Debentures(1)	61.8	67.6	62.1	68.6
4 1/16% Debentures	201.0	183.8	200.0	200.0
Other debt	1.2	2.0	1.2	2.0

	$390.0	$379.1	$389.2	$396.7

(1)	Excludes the unamortized debt discount of $1.8 million and $4.0 million as of May 31, 2011 and November 30, 2010, respectively.
     The fair values of the term loan, 9 1/2% Notes, 2 1/4% Debentures, and 4 1/16% Debentures were determined using broker quotes that are based on open markets of our debt securities as of May 31, 2011 and November 30, 2010, respectively. The fair value of the other debt was determined to approximate carrying value.

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
Changes in internal control over financial reporting
     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first half of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     Asbestos Cases. The following table sets forth information related to our historical product liability costs associated with our asbestos litigation cases for the first half of fiscal 2011 (dollars in thousands):

Claims filed as of November 30, 2010	141
Claims filed	10
Claims dismissed	11
Claims settled	2

Claims pending as of May 31, 2011	138
Aggregate settlement costs	$65
Average settlement costs	$32
     Legal and administrative fees for the asbestos cases for the first half of fiscal 2011 were $0.2 million.

Item 1A.	Risk Factors.
     There have been no material changes from our risk factors as previously reported in our Annual Report to the SEC on Form 10-K for the fiscal year ended November 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
     None.

Item 3.	Defaults upon Senior Securities
     None.

Item 5.	Other Information
     None.

Item 6.	Exhibits

No.	Description
10.1*	Second Amendment to Credit Agreement by and among GenCorp Inc., as borrower, the subsidiaries of GenCorp Inc. from time to time party thereto, as guarantors, and Wachovia Bank, National Association, as Administrative Agent for the lenders, dated as of March 17, 2010.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GenCorp Inc.
Date: July 1, 2011	By:	/s/ Scott J. Seymour
Scott J. Seymour
President and Chief Executive Officer (Principal Executive Officer)

Date: July 1, 2011	By:	/s/ Kathleen E. Redd
Kathleen E. Redd
Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1	Second Amendment to Credit Agreement by and among GenCorp Inc., as borrower, the subsidiaries of GenCorp Inc. from time to time party thereto, as guarantors, and Wachovia Bank, National Association, as Administrative Agent for the lenders, dated as of March 17, 2010.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.