Form 10-Q/A
period 2011-05-31
GENCORP INC
filed 2011-07-26
CIK 40888

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

EXPLANATORY NOTE
     We are filing this Form 10-Q/A Amendment No. 1 (this “Amendment”) to correct the reporting period specified in the Section 906 Certifications (Exhibit 32.1) to our Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2011 as filed on July 5, 2011 (the “Original Filing”). Due to an administrative error, the reporting period specified in the Section 906 Certifications was improperly reflected as May 31, 2010 and should have been reflected as May 31, 2011. This Amendment is being filed solely to refile the corrected Section 906 Certifications (Exhibit 32.1). In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new Section 302 Certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.
     Except as described above, no other changes have been made to the Original Filing, and this Amendment does not otherwise amend, update or change the financial statements or disclosures in the Original Filing.
GenCorp Inc.
Quarterly Report on Form 10-Q/A
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
     None.

Item 3.	Defaults upon Senior Securities
     None.

Item 5.	Other Information
     None.

Item 6.	Exhibits

No.	Description
10.1	Second Amendment to Credit Agreement by and among GenCorp Inc., as borrower, the subsidiaries of GenCorp Inc, from time to time party thereto, as guarantors, and Wachovia Bank, National Association, as Administrative Agent for the lenders, dated as of March 17, 2010 (incorporated by reference from Exhibit 10.1 to GenCorp Inc,’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2011 (File No. 1-1520) filed on July 5, 2011).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GenCorp Inc.
Date: July 26, 2011	By:	/s/ Scott J. Seymour
Scott J. Seymour
President and Chief Executive Officer (Principal Executive Officer)

Date: July 26, 2011	By:	/s/ Kathleen E. Redd
Kathleen E. Redd
Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1	Second Amendment to Credit Agreement by and among GenCorp Inc., as borrower, the subsidiaries of GenCorp Inc, from time to time party thereto, as guarantors, and Wachovia Bank, National Association, as Administrative Agent for the lenders, dated as of March 17, 2010 (incorporated by reference from Exhibit 10.1 to GenCorp Inc,’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2011 (File No. 1-1520) filed on July 5, 2011).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.