Form 10-Q
period 2011-08-31
GENCORP INC
filed 2011-09-30
CIK 40888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: August 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of September 23, 2011, there were 58.7 million outstanding shares of our Common Stock, including redeemable common stock, $0.10 par value.

GenCorp Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended August 31, 2011

Item
Number	Page
PART I — FINANCIAL INFORMATION
1 Financial Statements	3
2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
3 Quantitative and Qualitative Disclosures About Market Risk	49
4 Controls and Procedures	50
PART II — OTHER INFORMATION
1 Legal Proceedings	50
1A Risk Factors	50
2 Unregistered Sales of Equity Securities and Use of Proceeds	50
3 Defaults Upon Senior Securities	50
5 Other Information	51
6 Exhibits	51
SIGNATURES
Signatures
EXHIBIT INDEX
Exhibit Index
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
GenCorp Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended August 31,		Nine months ended August 31,
	2011	2010	2011	2010
	(In millions, except per share amounts)
Net Sales	$226.2	$210.7	$665.9	$631.6
Operating costs and expenses:
Cost of sales (exclusive of items shown separately below)	197.5	180.8	581.1	556.0
Selling, general and administrative	8.7	6.4	30.0	18.5
Depreciation and amortization	6.7	6.9	18.2	19.2
Other expense, net	3.8	2.2	6.5	3.5
Unusual items:
Executive severance agreements	—	—	—	1.4
(Gain) loss on debt repurchased	—	(0.1)	(0.2)	1.1
Loss on bank amendment	—	—	—	0.7
Legal related matters	0.2	2.1	0.6	2.5

Total operating costs and expenses	216.9	198.3	636.2	602.9
Operating income	9.3	12.4	29.7	28.7
Non-operating (income) expense
Interest income	(0.2)	(0.5)	(0.8)	(1.2)
Interest expense	7.9	8.9	23.4	28.6

Total non-operating expense, net	7.7	8.4	22.6	27.4
Income from continuing operations before income taxes	1.6	4.0	7.1	1.3
Income tax provision (benefit)	0.3	0.5	3.4	(5.2)

Income from continuing operations	1.3	3.5	3.7	6.5
(Loss) income from discontinued operations, net of income taxes	(0.1)	(0.7)	(1.3)	0.9

Net income	$1.2	$2.8	$2.4	$7.4

Income Per Share of Common Stock
Basic
Income per share from continuing operations	$0.02	$0.06	$0.06	$0.11
(Loss) income per share from discontinued operations, net of income taxes	—	(0.01)	(0.02)	0.02

Net income per share	$0.02	$0.05	$0.04	$0.13

Diluted
Income per share from continuing operations	$0.02	$0.06	$0.06	$0.11
(Loss) income per share from discontinued operations, net of income taxes	—	(0.01)	(0.02)	0.02

Net income per share	$0.02	$0.05	$0.04	$0.13

Weighted average shares of common stock outstanding	58.7	58.6	58.7	58.5

Weighted average shares of common stock outstanding, assuming dilution	58.7	58.6	58.7	58.6

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	August 31,	November 30,
	2011	2010
	(In millions, except per share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$237.7	$181.5
Marketable securities	—	26.7
Accounts receivable	109.8	106.7
Inventories	45.3	51.1
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	37.2	32.0
Grantor trust	1.3	1.8
Other receivables, prepaid expenses and other	19.6	25.3
Income taxes	6.6	7.5

Total Current Assets	457.5	432.6
Noncurrent Assets
Property, plant and equipment, net	124.7	126.4
Real estate held for entitlement and leasing	61.6	59.9
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	137.1	151.5
Grantor trust	13.6	14.5
Goodwill	94.9	94.9
Intangible assets	15.7	16.9
Other noncurrent assets, net	89.1	94.8

Total Noncurrent Assets	536.7	558.9

Total Assets	$994.2	$991.5

LIABILITIES, REDEEMABLE COMMON STOCK, AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Short-term borrowings and current portion of long-term debt	$62.0	$66.0
Accounts payable	24.4	27.1
Reserves for environmental remediation costs	54.7	40.7
Postretirement medical and life benefits	7.1	7.1
Advance payments on contracts	107.1	110.0
Other current liabilities	100.0	110.3

Total Current Liabilities	355.3	361.2
Noncurrent Liabilities
Senior debt	50.1	50.6
Senior subordinated notes	75.0	75.0
Convertible subordinated notes	200.0	200.0
Other debt	1.0	1.1
Deferred income taxes	7.9	7.6
Reserves for environmental remediation costs	155.8	177.0
Pension benefits	159.4	175.5
Postretirement medical and life benefits	70.2	71.8
Other noncurrent liabilities	62.9	66.8

Total Noncurrent Liabilities	782.3	825.4

Total Liabilities	1,137.6	1,186.6
Commitments and Contingencies (Note 7)
Redeemable common stock, par value of $0.10; 0.5 million shares issued and outstanding as of August 31, 2011 and November 30, 2010 (Note 8)	4.5	5.1
Shareholders’ Deficit
Preference stock, par value of $1.00; 15.0 million shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.10; 150.0 million shares authorized; 58.3 million shares issued and outstanding as of August 31, 2011; 58.1 million shares issued and outstanding as of November 30, 2010	5.9	5.9
Other capital	260.1	257.3
Accumulated deficit	(179.8)	(182.2)
Accumulated other comprehensive loss, net of income taxes	(234.1)	(281.2)

Total Shareholders’ Deficit	(147.9)	(200.2)

Total Liabilities, Redeemable Common Stock and Shareholders’ Deficit	$994.2	$991.5

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Income
(Unaudited)

						Accumulated
						Other	Total
	Comprehensive	Common Stock		Other	Accumulated	Comprehensive	Shareholders’
	Income	Shares	Amount	Capital	Deficit	Loss	Deficit
	(In millions, except share amounts)
November 30, 2010		58,094,443	$5.9	$257.3	$(182.2)	$(281.2)	$(200.2)
Net income	$2.4	—	—	—	2.4	—	2.4
Amortization of actuarial losses, net	47.1	—	—	—	—	47.1	47.1
Reclassification from redeemable common stock	—	5,265	—	0.6	—	—	0.6
Stock-based compensation and shares issued under equity and performance incentive plan	—	158,300	—	2.7	—	—	2.7
Repurchase of convertible debt	—	—	—	(0.5)	—	—	(0.5)

August 31, 2011	$49.5	58,258,008	$5.9	$260.1	$(179.8)	$(234.1)	$(147.9)

See Notes to Unaudited Condensed Consolidated Financial Statements.

GenCorp Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	August 31,	August 31,
	2011	2010
	(In millions)
Operating Activities
Net income	$2.4	$7.4
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of income taxes	1.3	(0.9)
Depreciation and amortization	18.2	19.2
Amortization of debt discount and financing costs	5.1	8.5
Stock compensation	2.3	(0.4)
(Gain) loss on debt repurchased and bank amendment	(0.2)	1.8
Changes in assets and liabilities:
Accounts receivable	(3.1)	20.5
Inventories	5.8	29.6
Grantor trust	1.4	3.6
Other receivables, prepaid expenses and other	(2.6)	(1.1)
Income tax receivable	0.9	(4.6)
Real estate held for entitlement and leasing	(2.6)	(3.8)
Other noncurrent assets	15.8	3.9
Accounts payable	(2.7)	(3.3)
Pension benefits	33.8	30.2
Postretirement medical and life benefits	(4.2)	(4.2)
Advance payments on contracts	(2.9)	31.7
Other current liabilities	6.9	(3.4)
Deferred income taxes	0.3	(2.6)
Other noncurrent liabilities	(25.1)	(3.4)

Net cash provided by continuing operations	50.8	128.7
Net cash used in discontinued operations	(0.4)	(0.8)

Net Cash Provided by Operating Activities	50.4	127.9
Investing Activities
Purchases of investments with restricted cash	—	(195.0)
Sales of investments with restricted cash	—	195.0
Purchases of marketable securities	(15.0)	(134.2)
Sales of marketable securities	41.7	75.9
Capital expenditures	(12.2)	(10.0)

Net Cash Provided by (Used in) Investing Activities	14.5	(68.3)
Financing Activities
Proceeds from the issuance of debt	—	200.0
Debt issuance costs	—	(7.7)
Debt repayments	(7.6)	(213.2)
Vendor financing payments	(1.1)	(1.3)

Net Cash Used in Financing Activities	(8.7)	(22.2)

Net Increase in Cash and Cash Equivalents	56.2	37.4
Cash and Cash Equivalents at Beginning of Period	181.5	126.3

Cash and Cash Equivalents at End of Period	$237.7	$163.7

Supplemental Disclosures of Cash Flow Information
Capital leases	$—	$1.3
Capital expenditure purchased with a note payable	—	4.4
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
     In May 2011, the FASB issued amended guidance on fair value measurement and related disclosures. The new guidance clarified the concepts applicable for fair value measurement and requires new disclosures, with a particular focus on Level 3 measurements. This guidance is effective for the Company beginning in the second quarter of fiscal 2012, and will be applied retrospectively. The Company does not anticipate a material impact on its consolidated financial statements as a result of the adoption of this amended guidance.
     In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by current U.S. GAAP, that is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for the Company beginning in the second quarter of fiscal 2012, and will be applied retrospectively. The Company is currently evaluating the potential impact, if any, of the adoption of this guidance on its consolidated financial statements.

2. Income Per Share of Common Stock
     A reconciliation of the numerator and denominator used to calculate basic and diluted income per share of common stock (“EPS”) is presented in the following table:

	Three months ended August 31,		Nine months ended August 31,
	2011(1)	2010(1)(2)	2011(1)	2010(1)(2)
	(In millions, except per share amounts; shares in thousands)
Numerator:
Income from continuing operations	$1.3	$3.5	$3.7	$6.5
(Loss) income from discontinued operations, net of income taxes	(0.1)	(0.7)	(1.3)	0.9

Net income for basic and diluted earnings per share	$1.2	$2.8	$2.4	$7.4

Denominator:
Basic weighted average shares	58,722	58,573	58,666	58,536
Effect of:
Employee stock options	—	10	—	21

Diluted weighted average shares	58,722	58,583	58,666	58,557

Basic EPS:
Income per share from continuing operations	$0.02	$0.06	$0.06	$0.11
(Loss) income per share from discontinued operations, net of income taxes	—	(0.01)	(0.02)	0.02

Net income per share	$0.02	$0.05	$0.04	$0.13

Diluted EPS:
Income per share from continuing operations	$0.02	$0.06	$0.06	$0.11
(Loss) income per share from discontinued operations, net of income taxes	—	(0.01)	(0.02)	0.02

Net income per share	$0.02	$0.05	$0.04	$0.13

(1)	The undistributed income allocated to participating securities was less than $0.1 million.

(2)	The Company’s outstanding unvested restricted shares contain non-forfeitable rights to dividends. Accordingly, the fiscal 2010 weighted average share balances have been revised to treat the unvested restricted shares as participating securities and are now included in the computation of EPS pursuant to the two-class method. The change did not impact reported EPS and was immaterial.
     The following table sets forth the potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive (in thousands):

	Three months ended August 31,		Nine months ended August 31,
	2011	2010	2011	2010
4% Contingent Convertible Subordinated Notes (“4% Notes”) (1)	—	—	—	1,530
4.0625% Convertible Subordinated Debentures (“4 1/16% Debentures”) (2)	22,219	22,219	22,219	20,490
Employee stock options	1,255	934	1,255	934
Unvested restricted shares	916	415	775	315

Total potentially dilutive securities	24,390	23,568	24,249	23,269

(1)	In January 2010, the Company redeemed $124.7 million principal amount of the 4% Notes which were presented to the Company for payment. The Company redeemed the remaining $0.3 million of the 4% Notes in March 2010.

(2)	In December 2009, the Company issued $200.0 million principal amount of the 4 1/16% Debentures.
     The Company’s 2 1/4% Convertible Subordinated Debentures (“2 1/4% Debentures”) were not included in the computation of diluted earnings per share because the market price of the common stock did not exceed the conversion price and only the conversion premium for these debentures is settled in common shares.

3. Stock Based Compensation
     Total stock-based compensation (benefit) expense by type of award for the third quarter and first nine months of fiscal 2011 and 2010 was as follows:

	Three months ended August 31,		Nine months ended August 31,
	2011	2010	2011	2010
		(In millions)
Stock appreciation rights	$(1.4)	$(0.4)	$(0.4)	$(1.4)
Stock options	0.2	0.1	0.7	0.2
Restricted stock, service based	0.4	0.3	1.3	0.7
Restricted stock, performance based	0.2	—	0.7	0.1

Total stock-based compensation (benefit) expense	$(0.6)	$—	$2.3	$(0.4)

4. Income Taxes
     The income tax provision of $3.4 million in the first nine months of fiscal 2011 is primarily related to current state taxes of $2.3 million, and net deferred taxes of $1.2 million, which represents the excess of deferred tax expense from goodwill amortization over deferred tax benefit from research credits.
     The income tax benefit of $5.2 million in the first nine months of fiscal 2010 was primarily related to the Company receiving approval on its Private Letter Ruling (“PLR”) with the Internal Revenue Service (“IRS”) allowing the Company to write-off in the fiscal 2007 tax year the unamortized portion of expenses capitalized for tax purposes in fiscal 2003. As a result of the PLR approval, the Company recorded an income tax benefit of $6.3 million during the first nine months of fiscal 2010. The income tax benefit also included current state tax expense of $2.0 million, deferred tax expense of $0.8 million, and a deferred tax benefit of $1.9 million, which related to prior years.
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

		Fair value measurement at August 31, 2011
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
			(In millions)
Money market funds	$227.1	$227.1	$—	$—
Commercial paper	20.0	—	20.0	—

Total	$247.1	$227.1	$20.0	$—

		Fair value measurement at November 30, 2010
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
			(In millions)
Money market funds	$154.2	$154.2	$—	$—
Commercial paper	63.4	—	63.4	—

Total	$217.6	$154.2	$63.4	$—

     As of August 31, 2011, a summary of cash and cash equivalents, marketable securities, and grantor trust by investment type is as follows:

		Cash and	Money Market	Commercial
	Total	Cash Equivalents	Funds	Paper
		(In millions)
Cash and cash equivalents	$237.7	$5.7	$212.0	$20.0
Grantor trust(1)	15.1	—	15.1	—

	$252.8	$5.7	$227.1	$20.0

(1)	Includes $0.2 million in accrued amounts reimbursable to the Company which are reflected in other current assets.
     The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.
     The estimated fair value and principal amount for the Company’s long-term debt is presented below:

	Fair Value		Principal Amount
	August 31,	November 30,	August 31,	November 30,
	2011	2010	2011	2010
		(In millions)
Term loan	$50.2	$49.8	$50.7	$51.1
9 1/2% Senior Subordinated Notes (“9 1/2% Notes”)	75.1	75.9	75.0	75.0
2 1/4% Debentures(1)	61.8	67.6	62.1	68.6
4 1/16% Debentures	176.0	183.8	200.0	200.0
Other debt	1.2	2.0	1.2	2.0

	$364.3	$379.1	$389.0	$396.7

(1)	Excludes the unamortized debt discount of $0.9 million and $4.0 million as of August 31, 2011 and November 30, 2010, respectively.
     The fair values of the 9 1/2% Notes, 2 1/4% Debentures, and 4 1/16% Debentures were determined using broker quotes that are based on open markets of the Company’s debt securities as of August 31, 2011 and November 30, 2010, respectively. The fair value of the term loan was determined using quotes from the administrative agent of the Company’s Senior Credit Facility that are based on bid/ask prices of the Company’s term loans as of August 31, 2011 and November 30, 2010, respectively. The fair value of the other debt was determined to approximate carrying value.
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
  c. Accounts Receivable

	August 31,	November 30,
	2011	2010
	(In millions)
Billed	$55.0	$58.0
Unbilled	53.1	46.9

Total receivables under long-term contracts	108.1	104.9
Other receivables	1.7	1.8

Accounts receivable	$109.8	$106.7

  d. Inventories

	August 31,	November 30,
	2011	2010
	(In millions)
Long-term contracts at average cost	$246.6	$230.3
Progress payments	(201.5)	(180.2)

Total long-term contract inventories	45.1	50.1

Raw materials	—	0.5
Work in progress	0.2	0.5
Finished goods	—	—

Total other inventories	0.2	1.0

Inventories	$45.3	$51.1

  e. Property, Plant and Equipment, net

	August 31,	November 30,
	2011	2010
	(In millions)
Land	$32.9	$33.2
Buildings and improvements	156.4	154.7
Machinery and equipment	352.6	359.3
Construction-in-progress	13.8	11.8

	555.7	559.0
Less: accumulated depreciation	(431.0)	(432.6)

Property, plant and equipment, net	$124.7	$126.4

  f. Other Noncurrent Assets, net

	August 31,	November 30,
	2011	2010
	(In millions)
Receivable from Northrop Grumman Corporation (“Northrop”) (see Note 7(c))	$59.9	$58.6
Deferred financing costs	6.3	8.5
Other	22.9	27.7

Other noncurrent assets, net	$89.1	$94.8

  g. Other Current Liabilities

	August 31,	November 30,
	2011	2010
	(In millions)
Accrued compensation and employee benefits	$41.5	$49.4
Legal settlements	11.0	10.6
Interest payable	4.5	7.4
Contract loss provisions	2.7	3.3
Deferred revenue	1.5	1.5
Other	38.8	38.1

Other current liabilities	$100.0	$110.3

  h. Other Noncurrent Liabilities

	August 31,	November 30,
	2011	2010
	(In millions)
Pension benefits, non-qualified	$15.4	$15.6
Conditional asset retirement obligations	18.5	15.3
Legal settlements	8.1	13.8
Deferred revenue	9.4	9.8
Deferred compensation	7.2	7.0
Other	4.3	5.3

Other noncurrent liabilities	$62.9	$66.8

  i. Accumulated Other Comprehensive Loss, Net of Income Taxes

	August 31,	November 30,
	2011	2010
	(In millions)
Actuarial losses, net	$(238.8)	$(285.9)
Prior service credits	4.7	4.7

Accumulated other comprehensive loss, net of income taxes	$(234.1)	$(281.2)

     During the third quarter and first nine months of fiscal 2011, the Company had comprehensive income of $16.9 million and $49.5 million, respectively. During the third quarter and first nine months of fiscal 2010, the Company had comprehensive income of $16.6 million and $48.6 million, respectively. The components of accumulated other comprehensive loss related to the Company’s retirement benefit plans.
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
6. Long-term Debt

	August 31,	November 30,
	2011	2010
	(In millions)
Term loan, bearing interest at variable rates (rate of 3.48% as of August 31, 2011), payable in quarterly installments of $0.1 million plus interest, maturing in April 2013	$50.7	$51.1

Total senior debt	50.7	51.1

Senior subordinated notes, bearing interest at 9.50% per annum, interest payments due in February and August, maturing in August 2013	75.0	75.0

Total senior subordinated notes	75.0	75.0

Convertible subordinated debentures, bearing interest at 2.25% per annum, interest payments due in May and November, maturing in November 2024, net of debt discount	61.2	64.6
Convertible subordinated debentures, bearing interest at 4.0625% per annum, interest payments due in June and December, maturing in December 2034	200.0	200.0

Total convertible subordinated notes	261.2	264.6

Capital lease, payable in monthly installments, maturing in March 2017	1.2	1.3
Promissory note, bearing interest at 5% per annum	—	0.7

Total other debt	1.2	2.0

Total debt	388.1	392.7
Less: Amounts due within one year	(62.0)	(66.0)

Total long-term debt	$326.1	$326.7

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
     As of August 31, 2011, the borrowing limit under the Revolver was $65.0 million, of which $50.0 million can be utilized for letters of credit, with all of it available. Also, as of August 31, 2011, the Company had $67.4 million outstanding letters of credit under the $100.0 million letter of credit subfacility and had permanently reduced the amount of its term loan subfacility to the $50.7 million outstanding.
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

	Actual Ratios as of	Required Ratios
Financial Covenant	August 31, 2011	December 1, 2010 and thereafter
Interest coverage ratio, as defined under the Credit Agreement	5.18 to 1.00	Not less than: 2.25 to 1.00
Leverage ratio, as defined under the Credit Agreement(1)	1.25 to 1.00	Not greater than: 5.50 to 1.00

(1)	As a result of the March 17, 2010 amendment, the leverage ratio calculation was amended to allow for all cash and cash equivalents to reduce funded debt in the calculation as long as there are no loans outstanding under the Revolver.
     The Company was in compliance with its financial and non-financial covenants as of August 31, 2011.
  9 1/2% Senior Subordinated Notes
     As of August 31, 2011, the Company had $75.0 million outstanding of principal amount of its 9 1/2% Notes which mature in August 2013. Interest on the 9 1/2% Notes accrues at a rate of 9.50% per annum and is payable in February and August. All or any portion of the 9 1/2% Notes may be redeemed by the Company at any time on or after August 15, 2008 at redemption prices beginning at 104.75% of the principal amount and reducing to 100% of the principal amount by August 15, 2011.
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
  2 1/4% Convertible Subordinated Debentures
     As of August 31, 2011, the Company had $62.1 million outstanding of principal amount of its 2 1/4% Debentures. Interest on the 2 1/4% Debentures accrues at a rate of 2.25% per annum and is payable in May and November. The 2 1/4% Debentures are general unsecured obligations and rank equal in right of payment to all of the Company’s other existing and future subordinated indebtedness, including the 4 1/16% Debentures. The 2 1/4% Debentures rank junior in right of payment to all of the Company’s existing and future senior indebtedness, including all of its obligations under its Senior Credit Facility and all of its existing and future senior subordinated indebtedness, including the Company’s outstanding 9 1/2% Notes. In addition, the 2 1/4% Debentures are effectively subordinated to any of the Company’s collateralized debt and to any and all debt and liabilities, including trade debt of its subsidiaries.
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
     During the first quarter of fiscal 2011, the Company repurchased $6.5 million principal amount of its 2 1/4% Debentures at 99.0% to 99.1% of par, plus accrued and unpaid interest (See Note 13). Subsequent to August 31, 2011, the Company repurchased $15.5 million principal amount of its 2 1/4% Debentures at 99.6% of par, plus accrued and unpaid interest.

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
     The $4.9 million of costs incurred in connection with the issuance of the 2 1/4% Debentures were capitalized and bifurcated into deferred financing costs of $3.3 million and equity issuance costs of $1.6 million. The deferred financing costs are being amortized to interest expense from the issuance date through November 20, 2011. As of August 31, 2011, the unamortized portion of the deferred financing costs related to the 2 1/4% Debentures was $0.1 million and was included in other current assets on the consolidated balance sheets.
     The following table presents the carrying amounts of the liability and equity components:

	August 31,	November 30,
	2011	2010
	(In millions)
Carrying amount of equity component, net of equity issuance costs	$43.9	$44.4

Principal amount of 2 1/4% Debentures	$62.1	$68.6
Unamortized debt discount	(0.9)	(4.0)

Carrying amount of liability component	$61.2	$64.6

     The following table presents the interest expense components for the 2 1/4% Debentures:

	Three months ended August 31,		Nine months ended August 31,
	2011	2010	2011	2010
		(In millions)
Interest expense-contractual interest	$0.4	$0.5	$1.1	$2.1
Interest expense-amortization of debt discount	0.9	1.6	2.7	5.5
Interest expense-amortization of deferred financing costs	0.1	0.1	0.3	0.5
Effective interest rate	8.86%	8.86%	8.86%	8.86%
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
     During fiscal 2010, Aerojet received correspondence from EPA on behalf of itself, the DTSC and the water entities regarding settlement. Aerojet participated in mediation with EPA, DTSC and the water entities to resolve the claims, and reached a tentative settlement with EPA and DTSC in mid-December 2010 which was accepted by the water entities in January 2011. On August 19, 2011, the Court approved and entered a consent decree between Aerojet, EPA, and DTSC. On August 25, 2011, the Court granted Aerojet’s motion for good faith settlement conditioned upon the payment by Aerojet of its second settlement payment on or before December 5, 2011. The Court’s approval removes any contribution claims against Aerojet by other defendants. The Court’s Order will take effect on December 8, 2011, unless the water entities identified in the settlement agreement notify the Court before that date that Aerojet failed to make its second payment under the settlement agreement.

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
     On June 30, 2009, SCWA notified Aerojet and Boeing that it was not prepared to extend the tolling period and intended to file suit. On July 1, 2009, the County and SCWA filed a complaint against Aerojet and Boeing in the U.S. District Court for the Eastern District of California, in Sacramento, County of Sacramento; Sacramento County Water Agency v. Aerojet-General Corporation and The Boeing Corporation [sic], Civ. No. 2:09-at-1041. In the complaint, the County and SCWA alleged that because groundwater contamination from various sources including Aerojet, Boeing/MDC, and the former Mather Air Force Base, was continuing, the County and SCWA should be awarded unspecified monetary damages as well as declaratory and equitable relief. The complaint was served, but the parties entered into joint stipulations staying the proceedings to allow for settlement negotiations. On September 7, 2011, Aerojet, Boeing, the County and SCWA reached a tentative settlement. The litigation stay has been extended to October 31, 2011, to allow time to finalize the terms of the settlement. As of August 31, 2011, the estimated anticipated costs and accrued amount for the SCWA matter was $17.5 million, an increase of $6.5 million from May 31, 2011, which is included as a component of the Company’s Sacramento, California site environmental reserves. Expenditures associated with this matter are partially recoverable subject to the Global Settlement and Northrop Grumman Agreement allocations.
Asbestos Litigation
     The Company has been, and continues to be, named as a defendant in lawsuits alleging personal injury or death due to exposure to asbestos in building materials, products, or in manufacturing operations. The majority of cases are pending in Texas and Pennsylvania. There were 143 asbestos cases pending as of August 31, 2011.
     Given the lack of any significant consistency to claims (i.e., as to product, operational site, or other relevant assertions) filed against the Company, the Company is unable to make a reasonable estimate of the future costs of pending claims or unasserted claims. Accordingly, no estimate of future liability has been accrued for such contingencies.
Subpoenas Duces Tecum
     On January 6, 2010, the Company received a subpoena duces tecum from the Defense Criminal Investigative Service of the Office of the Inspector General of the DoD, working in conjunction with the Civil Division of the United States Attorneys’ office in Sacramento, California, requesting that the Company produce a variety of documents pertaining to the allowability of certain costs under its contracts with the DoD from October 1, 2003 to the present. On September 23, 2010, the Company received a subpoena duces tecum from the U.S. Army Criminal Investigation Command, acting on behalf of the Office of the Inspector General of the DoD, requesting that the Company produce a variety of documents pertaining to the use of certain cost estimating factors under its contracts with the DoD. The investigations are still in the early stages and no financial demands have been made; accordingly, the Company is currently unable to reasonably estimate what the outcome of these civil investigations will be or the impact, if any, the investigations may have on the Company’s operating results, financial condition, and/or cash flows. Accordingly, no estimate of future liability has been accrued for such contingencies. The Company has and continues to cooperate fully with these investigations and is responding to the subpoenas.

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
     As of August 31, 2011, the aggregate range of these anticipated environmental costs was $210.5 million to $352.9 million and the accrued amount was $210.5 million. See Note 7(c) for a summary of the environmental reserve activity for the first half of fiscal 2011. Of these accrued liabilities, approximately 71% relates to the Sacramento, California site and approximately 19% to the Baldwin Park Operable Unit of the San Gabriel Valley, California site. Each of those two sites is discussed below. The balance of the accrued liabilities relates to other sites for which the Company’s obligations are probable and estimable.
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
     Aerojet is involved in various stages of soil and groundwater investigation, remedy selection, design, and remedy construction associated with the operable units. In 2002, the U.S. EPA issued a UAO requiring Aerojet to implement the U.S. EPA-approved remedial action in the Western Groundwater Operable Unit. An identical order was issued by the California Regional Water Quality Control Board, Central Valley (“Central Valley RWQCB”). On July 7, 2011, EPA issued Aerojet its Approval of Remedial Action Construction Completion Report for Western Groundwater Operable Unit and its Determination of Remedy as Operational and Functional. Aerojet submitted a final RI/FS for the Perimeter Groundwater Operable Unit in 2008, for which the U.S. EPA issued a record of decision on February 15, 2011. On September 20th, 2011 U.S. EPA issued two UAOs to Aerojet to complete a remedial design and implement remedial action for the Perimeter Groundwater Operable Unit. One UAO addresses groundwater and the other addresses soils within the Perimeter Groundwater Operable Unit. Issuance of the UAOs is the next step in the Superfund process for the Perimeter Groundwater Operable Unit. Aerojet submitted a final Remedial Investigation Report for the Boundary Operable Unit in 2010. Subsequent agency comments required a revision that was submitted in September 2011. The Company anticipates submittal of the final Feasibility Study for the Boundary Operable Unit in 2011. The remaining operable units are under various stages of investigation.

     Until March 2008, the entire southern portion of the site known as Rio Del Oro was under state orders issued in the 1990s from the DTSC to investigate and remediate environmental contamination in the soils and the Central Valley RWQCB to investigate and remediate groundwater environmental contamination. On March 14, 2008, the DTSC released all but approximately 400 acres of the Rio Del Oro property from DTSC’s environmental orders regarding soil contamination. Aerojet expects the approximately 400 acres of Rio Del Oro property that remain subject to the DTSC orders to be released once the soil remediation has been completed. The Rio Del Oro property remains subject to the Central Valley RWQCB’s orders to investigate and remediate groundwater environmental contamination emanating offsite from such property. Pursuant to a settlement agreement entered into in 2009, Aerojet and Boeing have defined responsibilities with respect to future costs and environmental projects relating to this property. As of August 31, 2011, the estimated range of anticipated costs discussed above for the Sacramento, California site was $131.1 million to $217.5 million and the accrued amount was $131.1 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable subject to the Global Settlement and Northrop Agreement allocations. Recoverable estimates for this matter are included as a component of the Company’s estimated recoverable amounts from the U.S. Government and Northrop.
San Gabriel Valley Basin, California Site
     Baldwin Park Operable Unit (“BPOU”)
     As a result of its former Azusa, California operations, in 1994 Aerojet was named a PRP by the U.S. EPA in the area of the San Gabriel Valley Basin superfund site known as the BPOU. Between 1995 and 1997, the U.S. EPA issued Special Notice Letters to Aerojet and eighteen other companies requesting that they implement a groundwater remedy. On June 30, 2000, the U.S. EPA issued a UAO ordering the PRPs to implement a remedy consistent with the 1994 record of decision. Aerojet, along with seven other PRPs (“the Cooperating Respondents”) signed a Project Agreement in late March 2002 with the San Gabriel Basin Water Quality Authority, the Main San Gabriel Basin Watermaster, and five water companies. The Project Agreement, which has a term of fifteen years, became effective May 9, 2002 and will terminate in May 2017. It is uncertain as to what remedial actions will be required beyond 2017. However, the Project Agreement stipulates that the Parties agree to negotiate in good faith in an effort to reach agreement as to the terms and conditions of an extension of the term in the event that a Final Record of Decision anticipates, or any of the parties desire, the continued operation of all or a substantial portion of the project facilities. Pursuant to the Project Agreement, the Cooperating Respondents fund through an escrow account: the capital, operational, maintenance, and administrative costs of certain treatment and water distribution facilities to be owned and operated by the water companies. There are also provisions in the Project Agreement for maintaining financial assurance in the form of cash or letters of credit.
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
     As of August 31, 2011, the estimated range of anticipated costs through the term of the agreement for the BPOU site was $40.1 million to $77.6 million and the accrued amount was $40.1 million included as a component of the Company’s environmental reserves. Expenditures associated with this matter are partially recoverable subject to the Global Settlement and Northrop Agreement allocations. Recoverable estimates for this matter are included as a component of the Company’s estimated recoverable amounts from the U.S. Government and Northrop.
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
     On August 29, 2003, the U.S. EPA issued a UAO against Aerojet and approximately 40 other parties requiring them to conduct the remedial design and remedial action in the SEMOU. The impact of the UAO on the recipients is not clear as much of the remedy is already being implemented by the water entities. The cost estimate to implement projects under the UAO prepared by the U.S. EPA and the water entities is approximately $90 million. The Company is working diligently with the U.S. EPA and the other PRPs to resolve this matter and ensure compliance with the UAO. During fiscal 2010, Aerojet received correspondence from EPA on behalf of itself, the DTSC and the water entities regarding settlement. Aerojet participated in mediation with EPA, DTSC and the water entities to resolve the claims, and reached a tentative settlement with EPA and DTSC in mid-December 2010 which was accepted by the water entities in January 2011. On August 19, 2011, the Court approved and entered a consent decree between Aerojet, EPA, and DTSC. On August 25, 2011, the Court granted Aerojet’s motion for good faith settlement conditioned upon the payment by Aerojet of its second settlement payment on or before December 5, 2011. The Court’s approval removes any contribution claims against Aerojet by other defendants. The Court’s Order will take effect on December 8, 2011, unless the Water Entities identified in the Settlement Agreement notify the Court before that date that Aerojet failed to make its second payment under the Settlement Agreement.
     On November 17, 2005, Aerojet notified the Los Angeles RWQCB and the U.S. EPA that Aerojet was involved in research and development at the East Flair Drive site that included the use of 1,4-dioxane. Aerojet’s investigation of that issue is continuing. Oversight of the East Flair Drive site was transferred from the RWQCB to the DTSC in 2007 and Aerojet has entered into a Voluntary Cleanup Agreement with DTSC. Site investigation activities are ongoing.
Toledo, Ohio Site
     In August 2007, the Company, along with numerous other companies, received from the United States Department of Interior Fish and Wildlife Service a notice of a Natural Resource Damage (“NRD”) Assessment Plan for the Ottawa River and Northern Maumee Bay. The Company previously manufactured products for the automotive industry at a Toledo, Ohio site, which was adjacent to the Ottawa River. This facility was divested in 1990 and the Company indemnified the buyer for claims and liabilities arising out of certain pre-divestiture environmental matters. A group of PRPs, including GenCorp, was formed to respond to the NRD assessment and to pursue funding from the Great Lakes Legacy Act for primary restoration. The restoration project to be performed by the group consists of river dredging and land-filling river sediments with a total project cost in the range of approximately $47 to $49 million, one half of which is being funded through the Great Lakes Legacy Act and the net project costs to the PRP group is estimated at $23.5 to $24.5 million. The actual dredging of the river, begun in December 2009, has been completed. In February 2011, the parties reached an agreement on allocation. As of August 31, 2011, the estimated range of the Company’s share of anticipated costs for the NRD matter was $2.1 million to $3.9 million and the accrued amount was $2.1 million included as a component of the Company’s environmental reserves. None of the expenditures related to this matter are recoverable. Still unresolved at this time is the actual NRD Assessment itself. It is not possible to predict the outcome or timing of these types of assessments, which are typically lengthy processes lasting several years, or the amounts for these damages.
     In 2008, Textileather, Inc. (“Textileather”), the current owner of the former Toledo, Ohio site, filed a lawsuit against the Company claiming, among other things, that the Company failed to indemnify and defend Textileather for certain contractual environmental obligations. A second suit related to past and future RCRA closure costs was filed in late 2009. On May 5, 2010, the District Court granted the Company’s Motion for Summary Judgment, thereby dismissing the claims in the initial action. Textileather has appealed to the Sixth Circuit Court of Appeal and the briefing schedule has been extended. There are no District Court ordered dates in the second Textileather suit, but the parties are conducting informal discovery. As of August 31, 2011, the estimated anticipated costs and accrued amount for the Textileather matter was $2.1 million which is included as a component of the Company’s environmental reserves. None of the expenditures related to this matter are recoverable.
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
     A summary of the Company’s environmental reserve activity is shown below:

	November 30,	2011	2011	August 31,
	2010	Additions	Expenditures	2011
		(In millions)
Aerojet
Sacramento	$139.8	$16.9	$(8.1)	$148.6
BPOU	46.1	2.7	(8.7)	40.1
Other Aerojet sites	20.1	5.5	(12.9)	12.7

	206.0	25.1	(29.7)	201.4

Other Sites	11.7	(0.2)	(2.4)	9.1

Environmental Reserve	$217.7	$24.9	$(32.1)	$210.5

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

Pre-Close Environmental Costs	$20.0
Amount spent through August 31, 2011	(11.6)
Amount included as a component of reserves for environmental remediation costs in the unaudited condensed consolidated balance sheet as of August 31, 2011	(3.2)

Remaining Pre-Close Environmental Costs	$5.2

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
     Pursuant to the Northrop Agreement, environmental expenditures to be reimbursed are subject to annual limitations and the total reimbursements are limited to a ceiling of $189.7 million. A summary of the Northrop Agreement activity is shown below (in millions):

Total reimbursable costs under the Northrop Agreement	$189.7
Amount reimbursed to the Company through August 31, 2011	(87.2)

Potential future cost reimbursements available	102.5
Receivable from Northrop in excess of the annual limitation included as a component of other noncurrent assets in the unaudited condensed consolidated balance sheet as of August 31, 2011	(59.9)
Amounts recoverable from Northrop in future periods included as a component of recoverable from the U.S. government and other third parties for environmental remediation costs in the unaudited condensed consolidated balance sheet as of August 31, 2011	(42.6)

Potential future recoverable amounts available under the Northrop Agreement	$—

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
     Environmental reserves and estimated recoveries impact to unaudited condensed consolidated statement of operations

     The expenses and benefits associated with adjustments to the environmental reserves are recorded as a component of other expense, net in the unaudited condensed consolidated statements of operations. Summarized financial information for the impact of environmental reserves and recoveries to the unaudited condensed consolidated statements of operations is set forth below:

			Total	Charge to
			Estimated	Unaudited
	Estimated	Estimated	Recoverable	Condensed	Total
	Recoverable	Recoverable	Amounts Under	Consolidated	Environmental
	Amounts from	Amounts from	U.S. Government	Statement of	Reserve
	Northrop	U.S. Government	Contracts	Operations	Additions
	(In millions)
Three months ended August 31, 2011	$—	$11.2	$11.2	$4.7	$15.9
Three months ended August 31, 2010	1.3	6.4	7.7	2.7	10.4
Nine months ended August 31, 2011	—	18.2	18.2	6.7	24.9
Nine months ended August 31, 2010	2.8	13.2	16.0	4.5	20.5
8. Redeemable Common Stock
     The Company inadvertently failed to register with the SEC the issuance of certain of its common shares in its defined contribution 401(k) employee benefit plan (the “Plan”). As a result, certain Plan participants who purchased such securities pursuant to the Plan may have the right to rescind certain of their purchases for consideration equal to the purchase price paid for the securities (or if such security has been sold, to receive consideration with respect to any loss incurred on such sale) plus interest from the date of purchase. As of August 31, 2011 and November 30, 2010, the Company has classified 0.5 million shares as redeemable common stock because the redemption features are not within the control of the Company. The Company may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares. These shares have always been treated as outstanding for financial reporting purposes. In June 2008, the Company filed a registration statement on Form S-8 to register future transactions in the GenCorp Stock Fund in the Plan. During the first nine months of fiscal 2011 and 2010, the Company recorded a charge of $0.6 million and $0.5 million, respectively, for realized losses and interest associated with this matter.
9. Arrangements with Off-Balance Sheet Risk
     As of August 31, 2011, arrangements with off-balance sheet risk consisted of:
     — $67.4 million in outstanding commercial letters of credit expiring within the next twelve months, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.
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
     The Company also uses surety bonds to collateralize obligations for environmental remediation and insurance coverage. Additionally, the Company issues purchase orders and makes other commitments to suppliers for equipment, materials, and supplies in the normal course of business. These purchase commitments are generally for volumes consistent with anticipated requirements to fulfill purchase orders or contracts for product deliveries received, or expected to be received, from customers and would be subject to reimbursement if a cost-plus contract is terminated.

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
     As of November 30, 2010, the Company’s defined benefit pension plan assets and projected benefit obligations were approximately $1.4 billion and $1.6 billion, respectively. The Pension Protection Act (the “PPA”) requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the funded status of the plan as of specified measurement dates. The Company’s funded ratio as of November 30, 2010 under the PPA for the Company’s tax-qualified defined benefit pension plan was 96.2% which was above the 96.0% funding target ratio required under the PPA. The Company does not expect to make significant contributions to the tax-qualified defined benefit pension plan for several years.
     In addition to meeting the November 30, 2010 funding target ratio required under the PPA, the Company has accumulated $62.7 million in prepayment credits as of November 30, 2010. Companies may prepay contributions and, under certain circumstances, use those prepayment credits to satisfy the required funding of the pension plan’s annual required contribution thereby allowing the Company to defer cash payments into the pension plan.
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
     Components of retirement benefit expense are:

	Pension Benefits		Postretirement Benefits
	Three months ended
	August 31,	August 31,	August 31,	August 31,
	2011	2010	2011	2010
	(In millions)
Service cost	$0.9	$1.1	$—	$0.1
Interest cost on benefit obligation	19.7	21.5	0.9	1.0
Assumed return on plan assets	(25.6)	(26.9)	—	—
Recognized net actuarial losses (gains)	16.6	14.7	(0.9)	(1.0)

Net periodic benefit expense	$11.6	$10.4	$—	$0.1

	Pension Benefits		Postretirement Benefits
	Nine months ended
	August 31,	August 31,	August 31,	August 31,
	2011	2010	2011	2010
	(In millions)
Service cost	$2.9	$3.3	$0.1	$0.2
Interest cost on benefit obligation	58.8	64.5	2.7	3.0
Assumed return on plan assets	(76.8)	(80.7)	—	—
Recognized net actuarial losses (gains)	49.8	44.1	(2.7)	(2.9)

Net periodic benefit expense	$34.7	$31.2	$0.1	$0.3

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
     Summarized financial information for discontinued operations is set forth below:

	Three months ended August 31,		Nine months ended August 31,
	2011	2010	2011	2010
	(In millions)
Net sales	$—	$—	$—	$—
(Loss) income before income taxes (1)	(0.1)	(0.7)	(1.3)	0.9
Income tax provision	—	—	—	—
Net (loss) income from discontinued operations	(0.1)	(0.7)	(1.3)	0.9

(1)	Includes foreign currency losses of $0.4 million in the third quarter of fiscal 2010. Additionally, (loss) income before income taxes includes foreign currency (losses) and gains of ($1.1) million and $2.1 million in the first nine months of fiscal 2011 and 2010, respectively.
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
     Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended August 31,		Nine months ended August 31,
	2011	2010	2011	2010
Raytheon	33%	36%	36%	38%
Lockheed Martin	30%	27%	29%	27%
     Sales during the three and nine months ended August 31, 2011 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled 94% and 93% of net sales, respectively. Sales during the three and nine months ended August 31, 2010 directly and indirectly to the U.S. government and its agencies, including sales to the Company’s significant customers discussed above, totaled 91% and 92% of net sales, respectively.

     Selected financial information for each reportable segment is as follows:

	Three months ended August 31,		Nine months ended August 31,
	2011	2010	2011	2010
	(In millions)
Net Sales:
Aerospace and Defense	$224.3	$208.8	$660.7	$626.2
Real Estate	1.9	1.9	5.2	5.4

Total Net Sales	$226.2	$210.7	$665.9	$631.6

Segment Performance:
Aerospace and Defense	$26.6	$28.9	$78.4	$74.4
Environmental remediation provision adjustments	(5.2)	2.1	(7.0)	1.7
Retirement benefit plan expense	(5.2)	(7.3)	(15.7)	(21.9)
Unusual items (see Note 13)	(0.2)	(2.1)	(0.6)	(2.5)

Aerospace and Defense Total	16.0	21.6	55.1	51.7
Real Estate	1.2	1.5	3.5	4.0

Total Segment Performance	$17.2	$23.1	$58.6	$55.7

Reconciliation of segment performance to income from continuing operations before income taxes:
Segment performance	$17.2	$23.1	$58.6	$55.7
Interest expense	(7.9)	(8.9)	(23.4)	(28.6)
Interest income	0.2	0.5	0.8	1.2
Stock-based compensation benefit (expense)	0.6	—	(2.3)	0.4
Corporate retirement benefit plan expense	(6.4)	(3.2)	(19.1)	(9.6)
Corporate and other	(2.1)	(7.6)	(7.7)	(14.6)
Unusual items (see Note 13)	—	0.1	0.2	(3.2)

Income from continuing operations before income taxes	$1.6	$4.0	$7.1	$1.3

13. Unusual Items
     In the first nine months of fiscal 2010, the Company recorded $1.4 million associated with executive severance and had $0.7 million of losses related to amendments to the Senior Credit Facility.
     In the third quarter of fiscal 2010, the Company recorded a charge of $2.0 million related to the estimated unrecoverable costs of legal matters. During the first nine months of fiscal 2011 and 2010, the Company recorded a charge of $0.6 million and $0.5 million, respectively, for realized losses and interest associated with the failure to register with the SEC the issuance of certain of its common shares under the defined contribution 401(k) employee benefit plan.
     A summary of the Company’s gain on the debt repurchased during the first nine months of fiscal 2011 is as follows (in millions):

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

Condensed Consolidating Statements of Operations
(Unaudited)

		Guarantor	Non-guarantor
Three Months Ended August 31, 2011 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$226.2	$—	$—	$226.2
Cost of sales (exclusive of items shown separately below)	(0.1)	197.6	—	—	197.5
Selling, general and administrative	4.7	4.0	—	—	8.7
Depreciation and amortization	—	6.7	—	—	6.7
Interest expense	6.5	1.4	—	—	7.9
Other, net	2.3	1.5	—	—	3.8

(Loss) income from continuing operations before income taxes	(13.4)	15.0	—	—	1.6
Income tax (benefit) provision	(12.2)	12.5	—	—	0.3

(Loss) income from continuing operations	(1.2)	2.5	—	—	1.3
Loss from discontinued operations	(0.1)	—	—	—	(0.1)

(Loss) income before equity income of subsidiaries	(1.3)	2.5	—	—	1.2
Equity income of subsidiaries	2.5	—	—	(2.5)	—

Net income	$1.2	$2.5	$—	$(2.5)	$1.2

		Guarantor	Non-guarantor
Three Months Ended August 31, 2010 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$210.7	$—	$—	$210.7
Cost of sales (exclusive of items shown separately below)	—	180.8	—	—	180.8
Selling, general and administrative	2.5	3.9	—	—	6.4
Depreciation and amortization	—	6.9	—	—	6.9
Interest expense	7.5	1.4	—	—	8.9
Other, net	4.4	(0.7)	—	—	3.7

(Loss) income from continuing operations before income taxes	(14.4)	18.4	—	—	4.0
Income tax (benefit) provision	(7.4)	7.9	—	—	0.5

(Loss) income from continuing operations	(7.0)	10.5	—	—	3.5
Loss from discontinued operations	(0.7)	—	—	—	(0.7)

(Loss) income before equity income of subsidiaries	(7.7)	10.5	—	—	2.8
Equity income of subsidiaries	10.5	—	—	(10.5)	—

Net income	$2.8	$10.5	$—	$(10.5)	$2.8

		Guarantor	Non-guarantor
Nine Months Ended August 31, 2011 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$665.9	$—	$—	$665.9
Cost of sales (exclusive of items shown separately below)	(0.4)	581.5	—	—	581.1
Selling, general and administrative	19.3	10.7	—	—	30.0
Depreciation and amortization	—	18.2	—	—	18.2
Interest expense	19.5	3.9	—	—	23.4
Other, net	7.4	(1.3)	—	—	6.1

(Loss) income from continuing operations before income taxes	(45.8)	52.9	—	—	7.1
Income tax (benefit) provision	(21.2)	24.6	—	—	3.4

(Loss) income from continuing operations	(24.6)	28.3	—	—	3.7
Loss from discontinued operations	(1.3)	—	—	—	(1.3)

(Loss) income before equity income of subsidiaries	(25.9)	28.3	—	—	2.4
Equity income of subsidiaries	28.3	—	—	(28.3)	—

Net income	$2.4	$28.3	$—	$(28.3)	$2.4

		Guarantor	Non-guarantor
Nine Months Ended August 31, 2010 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$631.6	$—	$—	$631.6
Cost of sales (exclusive of items shown separately below)	—	556.0	—	—	556.0
Selling, general and administrative	8.2	10.3	—	—	18.5
Depreciation and amortization	—	19.2	—	—	19.2
Interest expense	24.7	3.9	—	—	28.6
Other, net	8.9	(0.9)	—	—	8.0

(Loss) income from continuing operations before income taxes	(41.8)	43.1	—	—	1.3
Income tax (benefit) provision	(18.4)	13.2	—	—	(5.2)

(Loss) income from continuing operations	(23.4)	29.9	—	—	6.5
Income from discontinued operations	0.9	—	—	—	0.9

(Loss) income before equity income of subsidiaries	(22.5)	29.9	—	—	7.4
Equity income of subsidiaries	29.9	—	—	(29.9)	—

Net income	$7.4	$29.9	$—	$(29.9)	$7.4

Condensed Consolidating Balance Sheets
(Unaudited)

		Guarantor	Non-guarantor
August 31, 2011 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$246.0	$(8.3)	$—	$—	$237.7
Marketable securities	—	—	—	—	—
Accounts receivable	—	109.8	—	—	109.8
Inventories	—	45.3	—	—	45.3
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	0.2	37.0	—	—	37.2
Grantor trust	1.0	0.3	—	—	1.3
Other receivables, prepaid expenses and other	7.0	12.6	—	—	19.6
Income taxes	29.2	(22.6)	—	—	6.6

Total current assets	283.4	174.1	—	—	457.5
Property, plant and equipment, net	4.7	120.0	—	—	124.7
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	0.2	136.9	—	—	137.1
Grantor trust	9.4	4.2	—	—	13.6
Goodwill	—	94.9	—	—	94.9
Intercompany (payable) receivable, net	(248.4)	263.2	(14.8)	—	—
Other noncurrent assets and intangibles, net	308.0	158.4	—	(300.0)	166.4

Total assets	$357.3	$951.7	$(14.8)	$(300.0)	$994.2

Short-term borrowings and current portion of long-term debt	$61.8	$0.2	$—	$—	$62.0
Accounts payable	0.6	23.8	—	—	24.4
Reserves for environmental remediation costs	5.5	49.2	—	—	54.7
Other current liabilities, advance payments on contracts, and postretirement medical and life insurance benefits	30.6	183.6	—	—	214.2

Total current liabilities	98.5	256.8	—	—	355.3
Long-term debt	325.2	0.9	—	—	326.1
Reserves for environmental remediation costs	3.7	152.1	—	—	155.8
Pension benefits	13.0	146.4	—	—	159.4
Other noncurrent liabilities	60.3	80.7	—	—	141.0

Total liabilities	500.7	636.9	—	—	$1,137.6
Commitments and contingencies (Note 7)
Redeemable common stock (Note 8)	4.5	—	—	—	4.5
Total shareholders’ (deficit) equity	(147.9)	314.8	(14.8)	(300.0)	(147.9)

Total liabilities, redeemable common stock, and shareholders’ equity (deficit)	$357.3	$951.7	$(14.8)	$(300.0)	$994.2

		Guarantor	Non-guarantor
November 30, 2010 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$197.3	$(15.8)	$—	$—	$181.5
Marketable securities	26.7	—	—	—	26.7
Accounts receivable	—	106.7	—	—	106.7
Inventories	—	51.1	—	—	51.1
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	0.1	31.9	—	—	32.0
Grantor trust	1.4	0.4	—	—	1.8
Other receivables, prepaid expenses and other	11.5	13.8	—	—	25.3
Income taxes	9.9	(2.4)	—	—	7.5

Total current assets	246.9	185.7	—	—	432.6
Property, plant and equipment, net	4.8	121.6	—	—	126.4
Recoverable from the U.S. government and other third parties for environmental remediation costs and other	0.2	151.3	—	—	151.5
Grantor trust	10.1	4.4	—	—	14.5
Goodwill	—	94.9	—	—	94.9
Intercompany (payable) receivable, net	(178.5)	198.2	(19.7)	—	—
Other noncurrent assets and intangibles, net	242.0	162.9	9.9	(243.2)	171.6

Total assets	$325.5	$919.0	$(9.8)	$(243.2)	$991.5

Short-term borrowings and current portion of long-term debt	$65.8	$0.2	$—	$—	$66.0
Accounts payable	0.6	26.5	—	—	27.1
Reserves for environmental remediation costs	3.3	37.4	—	—	40.7
Other current liabilities, advance payments on contracts, and postretirement medical and life insurance benefits	36.8	190.6	—	—	227.4

Total current liabilities	106.5	254.7	—	—	361.2
Long-term debt	325.6	1.1	—	—	326.7
Reserves for environmental remediation costs	8.3	168.7	—	—	177.0
Pension benefits	17.0	158.5	—	—	175.5
Other noncurrent liabilities	63.2	83.0	—	—	146.2

Total liabilities	520.6	666.0	—	—	1,186.6
Commitments and contingencies (Note 7)
Redeemable common stock (Note 8)	5.1	—	—	—	5.1
Total shareholders’ (deficit) equity	(200.2)	253.0	(9.8)	(243.2)	(200.2)

Total liabilities, redeemable common stock, and shareholders’ equity (deficit)	$325.5	$919.0	$(9.8)	$(243.2)	$991.5

Condensed Consolidating Statements of Cash Flows
(Unaudited)

		Guarantor	Non-guarantor
Nine months ended August 31, 2011 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(27.5)	$73.0	$4.9	$—	$50.4
Net transfers from (to) parent	57.1	(52.2)	(4.9)	—	—

Net cash provided by operating activities	29.6	20.8	$—	—	50.4
Cash flows from investing activities:
Capital expenditures	—	(12.2)	—	—	(12.2)
Other investing activities	26.7	—	—	—	26.7

Net cash provided by (used in) investing activities	26.7	(12.2)	—	—	14.5
Cash flows from financing activities:
Debt repayments	(7.6)	—	—	—	(7.6)
Other financing activities	—	(1.1)	—	—	(1.1)

Net cash used in financing activities	(7.6)	(1.1)	—	—	(8.7)

Net increase in cash and cash equivalents	48.7	7.5	—	—	56.2
Cash and cash equivalents at beginning of year	197.3	(15.8)	—	—	181.5

Cash and cash equivalents at end of period	$246.0	$(8.3)	$—	$—	$237.7

		Guarantor	Non-guarantor
Nine months ended August 31, 2010 (In millions):	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$13.3	$114.6	$—	$—	$127.9
Net transfers from (to) parent	76.0	(76.0)	—	—	—

Net cash provided by operating activities	89.3	38.6	—	—	127.9
Cash flows from investing activities:
Capital expenditures	—	(10.0)	—	—	(10.0)
Other investing activities	(58.3)	—	—	—	(58.3)

Net cash used in investing activities	(58.3)	(10.0)	—	—	(68.3)
Cash flows from financing activities:
Debt repayments	(213.2)	(1.3)	—	—	(214.5)
Proceeds from issuance of debt, net of issuance costs	192.3	—	—	—	192.3

Net cash used in financing activities	(20.9)	(1.3)	—	—	(22.2)

Net increase in cash and cash equivalents	10.1	27.3	—	—	37.4
Cash and cash equivalents at beginning of year	166.0	(39.8)	0.1	—	126.3

Cash and cash equivalents at end of period	$176.1	$(12.5)	$0.1	$—	$163.7

15. Subsequent Events
     Subsequent to August 31, 2011, the Company repurchased $15.5 million principal amount of its 2 1/4% Debentures at 99.6% of par, plus accrued and unpaid interest.

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
     A summary of the significant financial highlights for the third quarter of fiscal 2011 which management uses to evaluate our operating performance and financial condition is presented below.
•	Net sales for the third quarter of fiscal 2011 totaled $226.2 million compared to $210.7 million for the third quarter of fiscal 2010.

•	Net income for the third quarter of fiscal 2011 was $1.2 million, or $0.02 diluted income per share, compared to a net income of $2.8 million, or $0.05 diluted income per share, for the third quarter of fiscal 2010.

•	Adjusted EBITDAP for the third quarter of fiscal 2011 was $27.8 million or 12.3% of net sales, compared to $31.8 million or 15.1% of net sales, for the third quarter of fiscal 2010.

•	Segment performance before environmental remediation provision adjustments, retirement benefit plan expense, and unusual items was $27.8 million for the third quarter of fiscal 2011, compared to $30.4 million for the third quarter of fiscal 2010.

•	Cash provided by operating activities in the third quarter of fiscal 2011 totaled $18.2 million, compared to $18.4 million in the third quarter of fiscal 2010.

•	Free cash flow (defined as cash provided by operating activities less capital expenditures) in the third quarter of fiscal 2011 totaled $12.7 million, compared to $15.8 million in the third quarter of fiscal 2010.

•	As of August 31, 2011, we had $151.3 million in net debt (defined as debt principal less cash and marketable securities) compared to $202.0 million in net debt as of August 31, 2010.
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
     Customers that represented more than 10% of net sales for the periods presented are as follows:

	Three months ended August 31,		Nine months ended August 31,
	2011	2010	2011	2010
Raytheon	33%	36%	36%	38%
Lockheed Martin	30%	27%	29%	27%
     Sales during the three and nine months ended August 31, 2011 directly and indirectly to the U.S. government and its agencies, including sales to our significant customers discussed above, totaled 94% and 93% of net sales, respectively. Sales during the three and nine months ended August 31, 2010 directly and indirectly to the U.S. government and its agencies, including sales to our significant customers discussed above, totaled 91% and 92% of net sales, respectively.
Industry Update
     Broad support continues for Department of Defense (“DoD”) and NASA funding in the Government Fiscal Year (“GFY”) ending September 30, 2011 and beyond. However, these federal department/agency budgets are under severe pressure due to the financial impacts from ongoing military operations and the cumulative effects of annual federal budget deficits and rising U.S. federal debt. As a result, the DoD budget is expected to remain nearly flat for GFY 2012 and the NASA budget is anticipated to decline for GFY 2012.
     As a part of the Budget Control Act of 2011 (Public Law 112-25) (the debt-ceiling and deficit-reduction compromise agreement signed into law on August 2, 2011), $350 billion in national security spending cuts over the next 10 years will be initiated. Details of these cuts are yet to be determined, but are anticipated to include a mix of cuts from among the DoD, Department of State, and Department of Homeland Security and intelligence agencies. Another aspect of the compromise agreement is the creation of a bipartisan Congressional Joint Select Committee on Deficit Reduction charged with reducing spending by another $1.5 trillion over ten years beginning with GFY 2013. The Committee must develop and approve a package of recommendations by November 23, 2011 and Congress must then approve the package by December 23, 2011. The President has until January 15, 2012 to sign the bill into law. If the Committee’s package is not approved, then mandatory spending caps are triggered, which include the potential for an additional $600 billion over 10 years in national security cuts. There is currently a significant lack of detail available to predict specific future aerospace and defense spending.
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
     As of August 31, 2011, the aggregate range of our anticipated environmental costs was $210.5 million to $352.9 million and the accrued amount was $210.5 million. See Note 7(c) of the Notes to Unaudited Condensed Consolidated Financial Statements for a summary of the environmental reserve activity for the first nine months of fiscal 2011.
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
Capital Structure
     We have a substantial amount of debt for which we are required to make interest and principal payments. Interest on long-term financing is not a recoverable cost under our U.S. government contracts. As of August 31, 2011 and 2010, we had $389.0 million and $424.1 million of debt principal, respectively. We continue to focus on reducing our net debt (defined as debt principal less cash and marketable securities) position by generating cash from operations through growing our business and driving improvements and efficiencies across our operations. As of August 31, 2011, we had $151.3 million in net debt compared to $202.0 million in net debt as of August 31, 2010.
Retirement Benefits
     Our pension plan is currently underfunded and we may be required to make cash contributions in future periods, which may reduce the cash available for our businesses. As of the last measurement date at November 30, 2010, our defined benefit pension plan assets and projected benefit obligations were approximately $1.4 billion and $1.6 billion, respectively. As of August 31, 2011, our defined benefit pension plan assets were $1.3 billion. The Pension Protection Act (the “PPA”) requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the funded status of the plan as of specified measurement dates. Our funded ratio as of November 30, 2010 under the PPA for our tax-qualified defined benefit pension plan was 96.2% which was above the 96.0% funding target ratio required under the PPA. The required funded ratio to be met as of the November 30, 2011 measurement date is 100%. We do not expect to make significant contributions to the tax-qualified defined benefit pension plan for several years.
     In addition to meeting the November 30, 2010 funding target ratio required under the PPA, we have accumulated $62.7 million in prepayment credits as of November 30, 2010. Companies may prepay contributions and, under certain circumstances, use those prepayment credits to satisfy the required funding of the pension plan’s annual required contribution thereby allowing companies to defer cash payments into the pension plan.
Results of Operations
Net Sales:

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2011	2010	Change*	2011	2010	Change**
	(In millions)
Net sales	$226.2	$210.7	$15.5	$665.9	$631.6	$34.3

*	Primary reason for change. The increase in net sales was primarily due to the following: (i) an increase of $10.2 million in the various air-breathing propulsion programs primarily due to the prior year’s awards on Supersonic Sea Skimming Target (“SSST”) and Triple Target Terminator (“T3”) contracts and (ii) awards received in fiscal 2010 on the Hawk program resulting in $6.3 million of additional net sales.

**	Primary reason for change. The increase in net sales was primarily due to the following: (i) an increase of $23.1 million in the various air-breathing propulsion programs primarily due to the prior year’s awards on SSST and T3 contracts; (ii) awards received in fiscal 2010 on the Hawk program resulting in $20.5 million of additional net sales; and (iii) awards received in fiscal 2010 on the Bomb Live Unit — 129B composite case resulting in $13.1 million of additional net sales. The increase in net sales was partially offset by a decrease of $23.7 million on the Orion program due to NASA funding constraints.

Operating Income:

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2011	2010	Change*	2011	2010	Change**
	(In millions, except percentage amounts)
Operating income	$9.3	$12.4	$(3.1)	$29.7	$28.7	$1.0
Percentage of net sales	4.1%	5.9%		4.5%	4.5%

*	Primary reason for change. The decrease of $3.1 million in the third quarter of fiscal 2011 operating income margin, compared to the comparable prior year period, was primarily due to the following:
•	Lower contract profit (excluding the impact of retirement benefit expense) of $3.3 million. See discussion of changes in the contract profit margin in the “Cost of Sales” section below.

•	Increase of $2.0 million in environmental remediation costs. See discussion of environmental remediation costs changes in the “Other expense, net” section below.

•	Increase of $1.1 million in retirement benefit expense costs. See discussion of “Retirement Benefit Plans” below.
     These decreases were partially offset by the following:
•	Decrease of $1.8 million in unusual items. See discussion of “Unusual items” below.

•	Decrease of $0.6 million in stock-based compensation. See discussion of changes in stock compensation in the “Selling, General and Administrative” section below.
**	Primary reason for change. The increase of $1.0 million in the first nine months of fiscal 2011, compared to the comparable prior year period, was primarily due to the following:
•	Decrease of $5.3 million in unusual items. See discussion of “Unusual items” below.

•	Higher contract profit contribution (excluding the impact of retirement benefit expense) of $3.0 million due to higher sales offset by a lower contract profit margin rate of 0.3 percentage points. See discussion of changes in the contract profit margin in the “Cost of Sales” section below.

•	Decrease of $1.0 million in depreciation expense. See discussion of “Depreciation and Amortization” below.
     These increases were partially offset by the following:
•	Increase of $3.3 million in retirement benefit expense costs. See discussion of “Retirement Benefit Plans” below.

•	Increase of $2.7 million in stock-based compensation. See discussion of changes in stock compensation in the “Selling, General and Administrative” section below.

•	Increase of $2.2 million in environmental remediation costs. See discussion of environmental remediation costs changes in the “Other expense, net” section below.
Cost of sales:

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2011	2010	Change*	2011	2010	Change**
	(In millions, except percentage amounts)
Cost of sales (exclusive of items shown separately below).	$197.5	$180.8	$16.7	$581.1	$556.0	$25.1
Percentage of net sales	87.3%	85.8%		87.3%	88.0%

*	Primary reason for change. The increase in costs of sales as a percentage of net sales was primarily driven by (i) an increase in costs on a space contract related to a test failure and (ii) an increase in costs on a missile defense contract related to performance inefficiencies. These factors were partially offset by a $2.1 million decrease in non-cash aerospace and defense retirement benefit plan expense. See discussion of “Retirement Benefit Plans” below.

**	Primary reason for change. The decrease in costs of sales as a percentage of net sales was primarily driven by lower non-cash aerospace and defense retirement benefit plan expense of $6.2 million partially offset by (i) an increase in costs on a space contract related to a test failure and (ii) an increase in costs on missile defense contracts related to inefficiencies and a test failure/re-work on rocket motors. See discussion of “Retirement Benefit Plans” below.

Selling, General and Administrative (“SG&A”):

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2011	2010	Change*	2011	2010	Change**
	(In millions, except percentage amounts)
Selling, General and Administrative	$8.7	$6.4	$2.3	$30.0	$18.5	$11.5
Percentage of net sales	3.8%	3.0%		4.5%	2.9%

*	Primary reason for change. The increase in SG&A expense is primarily due to an increase of $3.2 million of non-cash corporate retirement benefit plan expenses. See discussion of “Retirement Benefit Plans” below. The increase in SG&A expense was partially offset by a decrease of $0.6 million in stock-based compensation due to the decrease in the fair value of stock appreciation rights in the current period. See Note 3 of the Unaudited Condensed Consolidated Financial Statements for additional information about the components of stock-based compensation.

**	Primary reason for change. The increase in SG&A expense is primarily due to an increase of $9.5 million of non-cash corporate retirement benefit plan expenses. See discussion of “Retirement Benefit Plans” below. Additionally, stock-based compensation increased by $2.7 million in the current period compared to the prior period primarily due to changes in the fair value of the stock appreciation rights and stock awards granted in fiscal 2010. See Note 3 of the Unaudited Condensed Consolidated Financial Statements for additional information about the components of stock-based compensation.
Depreciation and Amortization:

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2011	2010	Change	2011	2010	Change*
	(In millions)
Depreciation and amortization	$6.7	$6.9	$(0.2)	$18.2	$19.2	$(1.0)

*	Primary reason for change. The decrease in depreciation and amortization is primarily related to the $1.6 million write-down of a long-lived asset in the fourth quarter of fiscal 2010.
Other expense, net:

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2011	2010	Change*	2011	2010	Change*
	(In millions)
Other expense, net	$3.8	$2.2	$1.6	$6.5	$3.5	$3.0

*	Primary reason for change. The increase in other expense, net was primarily due to higher environmental remediation costs. See Note 7(b) and 7(c) of the Unaudited Condensed Consolidated Financial Statements for additional information about the environmental remediation provision adjustments.
Unusual items:

	Three months ended		Nine months ended
	August 31,	August 31,	August 31,	August 31,
	2011	2010	2011	2010
	(In millions)
Unusual items:
Executive severance agreements	$—	$—	$—	$1.4
Legal related matters (discussed below)	0.2	2.1	0.6	2.5
Loss on amendment to the $280 million Senior Credit Facility (“Senior Credit Facility”)	—	—	—	0.7
(Gain) loss on debt repurchased (discussed below)	—	(0.1)	(0.2)	1.1
     In the first nine months of fiscal 2010, we recorded $1.4 million associated with executive severance and had $0.7 million of losses related to amendments to our Senior Credit Facility.

     In the third quarter of fiscal 2010, we recorded a charge of $2.0 million related to the estimated unrecoverable costs of legal matters. During the first nine months of fiscal 2011 and 2010, we recorded a charge of $0.6 million and $0.5 million, respectively, for realized losses and interest associated with the failure to register with the SEC the issuance of certain of our common shares under the defined contribution 401(k) employee benefit plan.
     A summary of the losses on the 2 1/4% Convertible Subordinated Debentures (“2 1/4% Debentures”) repurchased during the first nine months of fiscal 2010 is as follows (in millions):

Principal amount repurchased	$50.5
Cash repurchase price	(47.4)

3.1
Write-off of the associated debt discount	(4.5)
Portion of the 2 1/4% Debentures repurchased attributed to the equity component (See Note 6)	1.6
Write-off of the deferred financing costs	(0.4)

Loss on 2 1/4% Debentures repurchased	$(0.2)

     A summary of the losses on the 9 1/2% Senior Subordinated Notes (“9 1/2% Notes”) repurchased during the first nine months of fiscal 2010 is as follows (in millions):

Principal amount repurchased	$22.5
Cash repurchase price	(23.0)
Write-off of the deferred financing costs	(0.4)

Loss on 9 1/2% Notes repurchased	$(0.9)

     A summary of the gain on the debt repurchased during the first nine months of fiscal 2011 is as follows (in millions):

Principal amount repurchased	$6.5
Cash repurchase price	(6.4)

0.1
Write-off of the associated debt discount	(0.4)
Portion of the 2 1/4% Debentures repurchased attributed to the equity component	0.5

Gain on 2 1/4% Debentures repurchased	$0.2

Interest Expense:

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2011	2010	Change	2011	2010	Change*
	(In millions)
Interest expense	$7.9	$8.9	$(1.0)	$23.4	$28.6	$(5.2)
Components of interest expense:
Contractual interest and other	$6.2	$6.4	$(0.2)	$18.3	$20.1	$(1.8)
Debt discount amortization	0.9	1.6	(0.7)	2.7	5.5	(2.8)
Amortization of deferred financing costs	0.8	0.9	(0.1)	2.4	3.0	(0.6)

*	Primary reason for change. The decrease in contractual interest expense was primarily due to lower average debt balances during the first nine months of fiscal 2011 compared to comparable fiscal 2010 periods, including the retirement of $22.5 million and $77.8 million of principal on the 9 1/2% Notes and 2 1/4% Debentures, respectively, in fiscal 2010.
Interest Income:

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2011	2010	Change*	2011	2010	Change*
	(In millions)
Interest income	$0.2	$0.5	$(0.3)	$0.8	$1.2	$(0.4)

*	Primary reason for change. The decline in interest income was primarily due to lower average interest rates during the third quarter and during the first nine months of fiscal 2011 compared to comparable fiscal 2010 periods, partially offset by higher average cash balances.

Income Tax Provision (Benefit):

	Three months ended		Nine months ended
	August 31,	August 31,	August 31,	August 31,
	2011	2010	2011	2010
	(In millions)
Income tax provision (benefit)	$0.3	$0.5	$3.4	$(5.2)
     The income tax provision of $3.4 million in the first nine months of fiscal 2011 is primarily related to current state taxes of $2.3 million, and net deferred taxes of $1.2 million, which represents the excess of deferred tax expense from goodwill amortization over deferred tax benefit from research credits.
     The income tax benefit of $5.2 million in the first nine months of fiscal 2010 was primarily related to us receiving approval on our Private Letter Ruling (“PLR”) with the Internal Revenue Service (“IRS”) allowing us to write-off in the fiscal 2007 tax year the unamortized portion of expenses capitalized for tax purposes in fiscal 2003. As a result of the PLR approval, we recorded an income tax benefit of $6.3 million during the first nine months of fiscal 2010. The income tax benefit also includes current state tax expense of $2.0 million, deferred federal tax expense of $0.8 million, and a deferred tax benefit of $1.9 million, which relates to prior years.
     The difference between operating results at the statutory rate and the income tax provision recorded was primarily due to the separate state tax expense in the first nine months of fiscal 2011. The difference between book earnings at the statutory rate and the income tax provision reflected in the first nine months of fiscal 2010 is primarily due to the benefit recorded for the PLR approval to revoke our IRC Section 59(e) election and the deferred tax benefit relating to prior years.
     As of August 31, 2011, the liability for uncertain income tax positions was $1.2 million. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.
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
     Summarized financial information for discontinued operations is set forth below:

	Three months ended August 31,		Nine months ended August 31,
	2011	2010	2011	2010
	(In millions)
Net sales	$—	$—	$—	$—
(Loss) income before income taxes (1)	(0.1)	(0.7)	(1.3)	0.9
Income tax provision	—	—	—	—
Net (loss) income from discontinued operations	(0.1)	(0.7)	(1.3)	0.9

(1)	Includes foreign currency losses of $0.4 million in the third quarter of fiscal 2010. Additionally, (loss) income before income taxes includes foreign currency (losses) and gains of ($1.1) million and $2.1 million in the first nine months of fiscal 2011 and 2010, respectively.
Retirement Benefit Plans:
     Components of retirement benefit expense are:

	Three months ended August 31,		Nine months ended August 31,
	2011	2010	2011	2010
	(In millions)
Service cost	$0.9	$1.2	$3.0	$3.5
Interest cost on benefit obligation	20.6	22.5	61.5	67.5
Assumed return on plan assets	(25.6)	(26.9)	(76.8)	(80.7)
Recognized net actuarial losses	15.7	13.7	47.1	41.2

Retirement benefit expense	$11.6	$10.5	$34.8	$31.5

     The increase in retirement benefit expense was primarily due to higher actuarial losses recognized in the third quarter and first nine months of fiscal 2011 compared to the comparable fiscal 2010 periods. The increase in actuarial losses was primarily the result of a decrease in the discount rate due to lower market interest rates used to determine our retirement benefit obligation. The discount rate was 5.21% as of November 30, 2010 compared to 5.65% as of November 30, 2009.
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
     Additionally, we sponsor a defined contribution 401(k) plan and participation in the plan is available to all employees. Effective January 15, 2009, we discontinued the employer matching component to the defined contribution 401(k) plan for collective bargaining-unit employees. Effective April 15, 2009, all future contribution investment elections directed into the GenCorp Stock Fund were redirected to other investment options and our union employee matching contributions are being made in cash. Effective the first full payroll in July 2010, for non-collective bargaining-unit employees, matching contributions were reinstated in cash at the same level in effect prior to January 15, 2009 and invested according to participants’ investment elections in effect at the time of contribution. The cost of the 401(k) plan was $7.3 million and $1.3 million, respectively, in the first nine months of fiscal 2011 and 2010.
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
Aerospace and Defense Segment

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2011	2010	Change*	2011	2010	Change**
	(In millions)
Net sales	$224.3	$208.8	$15.5	$660.7	$626.2	$34.5
Segment performance	16.0	21.6	(5.6)	55.1	51.7	3.4
Segment margin	7.1%	10.3%		8.3%	8.3%
Components of segment performance:
Aerospace and Defense	$26.6	$28.9	$(2.3)	$78.4	$74.4	$4.0
Environmental remediation provision adjustments	(5.2)	2.1	(7.3)	(7.0)	1.7	(8.7)
Retirement benefit plan expense	(5.2)	(7.3)	2.1	(15.7)	(21.9)	6.2
Unusual items	(0.2)	(2.1)	1.9	(0.6)	(2.5)	1.9

Aerospace and Defense total	$16.0	$21.6	$(5.6)	$55.1	$51.7	$3.4

*	Primary reason for change. The increase in net sales was primarily due to the following: (i) an increase of $10.2 million in the various air-breathing propulsion programs primarily due to the prior year’s awards on SSST and T3 contracts and (ii) awards received in fiscal 2010 on the Hawk program resulting in $6.3 million of additional net sales.

The decrease in the segment margin of 3.2 percentage points, compared to the comparable prior year period, was primarily driven by (i) higher environmental related costs; (ii) an increase in costs on a space contract related to a test failure; and (iii) an increase in costs on a missile defense contract related to performance inefficiencies. These factors were partially offset by a decrease in retirement benefit expense and unusual item charges.

**	Primary reason for change. The increase in net sales was primarily due to the following: (i) an increase of $23.1 million in the various air-breathing propulsion programs primarily due to the prior year’s awards on SSST and T3 contracts; (ii) awards received in fiscal 2010 on the Hawk program resulting in $20.5 million of additional net sales; and (iii) awards received in fiscal 2010 on the Bomb Live Unit — 129B composite case resulting in $13.1 million of additional net sales. The increase in net sales was partially offset by a decrease of $23.7 million on the Orion program due to NASA funding constraints.
The segment margin was unchanged at 8.3% for both periods. The current period reflects the following: (i) higher environmental related costs; (ii) an increase in costs on a space contract related to a test failure; and (iii) an increase in costs on missile defense contracts related to inefficiencies and a test failure/re-work on rocket motors. These factors were partially offset by a decrease in retirement benefit expense, unusual item charges, and favorable contract performance across multiple product lines.
     A summary of our backlog is as follows:

	August 31,	November 30,
	2011	2010
	(In millions)
Funded backlog	$904.6	$804.4
Unfunded backlog	627.0	572.9

Total contract backlog	$1,531.6	$1,377.3

     Total backlog includes both funded backlog (unfilled orders for which funding is authorized, appropriated and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated). Indefinite delivery and quantity contracts and unexercised options are not reported in total backlog. Backlog is subject to funding delays or program restructurings/cancellations which are beyond our control.
Real Estate Segment

	Three months ended			Nine months ended
	August 31,	August 31,		August 31,	August 31,
	2011	2010	Change*	2011	2010	Change*
	(In millions)
Net sales	$1.9	$1.9	$—	$5.2	$5.4	$(0.2)
Segment performance	1.2	1.5	(0.3)	3.5	4.0	(0.5)

*	Primary reason for change. Net sales and segment performance consist primarily of rental property operations.
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

	Three months ended		Nine months ended
	August 31,	August 31,	August 31,	August 31,
	2011	2010	2011	2010
	(In millions, except percentage amounts)
Income from continuing operations before income taxes	$1.6	$4.0	$7.1	$1.3
Interest expense	7.9	8.9	23.4	28.6
Interest income	(0.2)	(0.5)	(0.8)	(1.2)
Depreciation and amortization	6.7	6.9	18.2	19.2
Retirement benefit expense	11.6	10.5	34.8	31.5
Unusual items
Legal related matters	0.2	2.1	0.6	2.5
(Gain) loss on debt repurchased	—	(0.1)	(0.2)	1.1
Loss on bank amendment	—	—	—	0.7
Executive severance agreement	—	—	—	1.4

Adjusted EBITDAP	$27.8	$31.8	$83.1	$85.1

Adjusted EBITDAP as a percentage of net sales	12.3%	15.1%	12.5%	13.5%

     In addition to segment performance and Adjusted EBITDAP, we provide the Non-GAAP financial measures of free cash flow and net debt.

	Three months ended		Nine months ended
	August 31,	August 31,	August 31,	August 31,
	2011	2010	2011	2010
	(In millions)
Cash provided by operating activities	$18.2	$18.4	$50.4	$127.9
Capital expenditures	(5.5)	(2.6)	(12.2)	(10.0)

Free cash flow	$12.7	$15.8	$38.2	$117.9

	August 31,	August 31,
	2011	2010
	(In millions)
Debt principal	$389.0	$424.1
Cash and cash equivalents	(237.7)	(163.7)
Marketable securities	—	(58.4)

Net debt	$151.3	$202.0

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

     In May 2011, the FASB issued amended guidance on fair value measurement and related disclosures. The new guidance clarified the concepts applicable for fair value measurement and requires new disclosures, with a particular focus on Level 3 measurements. This guidance is effective for us beginning in the second quarter of fiscal 2012, and will be applied retrospectively. We do not anticipate a material impact on our consolidated financial statements as a result of the adoption of this amended guidance.
     In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by current U.S. GAAP, that is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for us beginning in the second quarter of fiscal 2012, and will be applied retrospectively. We are currently evaluating the potential impact, if any, of the adoption of this guidance on our consolidated financial statements.
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
Arrangements with Off-Balance Sheet Risk
     As of August 31, 2011, arrangements with off-balance sheet risk, consisted of:
•	$67.4 million in outstanding commercial letters of credit expiring within the next twelve months, the majority of which may be renewed, primarily to collateralize obligations for environmental remediation and insurance coverage.
•	Up to $120.0 million aggregate in guarantees by GenCorp of Aerojet’s obligations to U.S. government agencies for environmental remediation activities.
•	Guarantees, jointly and severally, by our material domestic subsidiaries of our obligations under our Senior Credit Facility and our 9 1/2% Notes.
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
Liquidity and Capital Resources
Net Cash Provided by (Used in) Operating, Investing, and Financing Activities
     Cash and cash equivalents increased by $56.2 million during the first nine months of fiscal 2011. The change in cash and cash equivalents was as follows:

	Nine Months Ended
	August 31,	August 31,
	2011	2010
	(In millions)
Net Cash Provided by Operating Activities	$50.4	$127.9
Net Cash Provided by (Used in) Investing Activities	14.5	(68.3)
Net Cash Used in Financing Activities	(8.7)	(22.2)

Net Increase in Cash and Cash Equivalents	$56.2	$37.4

Net Cash Provided by Operating Activities
     The $50.4 million of cash provided by operating activities in the first nine months of fiscal 2011 was primarily the result of net income adjusted for non-cash expenses (defined as depreciation, amortization, stock compensation, and gain on debt repurchased) which generated $27.8 million in the first nine months of fiscal 2011. Additionally, we had $34.8 million of non-cash retirement benefit expense in the first nine months of fiscal 2011. These factors were partially offset by a net cash usage of $9.3 million in noncurrent assets and liabilities primarily related to changes in the environmental remediation recoveries and reserves.
     The $127.9 million of cash provided by operating activities in the first nine months of fiscal 2010 was primarily due to an increase in $66.8 million of cash provided by working capital (defined as accounts receivables, inventories, accounts payable, contract advances, income tax related accounts, and other current assets and liabilities). The increase in working capital is due the following (i) an increase in contract advances from prior year related to the timing of contract receipts; (ii) an increase in collections on billed accounts receivables, resulting in a decrease in receivables days outstanding; (iii) a decrease in inventories due to higher sales and timing of overhead spending, resulting in increased inventory turnover; and (iv) higher accounts payable in connection with higher sales and timing of payments to vendors. Additionally, net income adjusted for non-cash expenses (defined as depreciation, amortization, stock compensation, and loss on debt repurchased) generated $36.5 million in operating cash in the first nine months of fiscal 2010. We also had $31.5 million of non-cash retirement benefit expense in the first nine months of fiscal 2010.
Net Cash Provided by (Used In) Investing Activities
     During the first nine months of fiscal 2011 and fiscal 2010, we had capital expenditures of $12.2 million and $10.0 million, respectively. The majority of our capital expenditures directly supports our contract and customer requirements and are primarily incurred for asset replacement, capacity expansion, development of new projects, and safety and productivity improvements.
     During the first nine months of fiscal 2011, we generated $26.7 million of net cash from the sale of marketable securities. During the first nine months of fiscal 2010, we invested net cash of $58.3 million in marketable securities.
Net Cash Used in Financing Activities
     During the first nine months of fiscal 2011, we had $7.6 million in debt repayments (see below) and $1.1 million in vendor financing payments.
     During the first nine months of fiscal 2010, cash of $200.0 million was generated reflecting the issuance of $200.0 million in 4 1/16% Debentures in December 2009, offset by $213.2 million in debt repayments. In addition, we incurred $7.7 million in debt issuance costs and had vendor financing payments of $1.3 million.

Borrowing Activity and Senior Credit Facility:
     Our debt activity during the first nine months of fiscal 2011 was as follows:

		Debt		Non-cash
	November 30,	Discount	Cash	Repurchase	August 31,
	2010	Amortization	Payments	Activity	2011
	(In millions)
Term loan	$51.1	$—	$(0.4)	$—	$50.7
9 1/2% Notes	75.0	—	—	—	75.0
4.0625% Convertible Subordinated Debentures (“4 1/16% Debentures”)	200.0	—	—	—	200.0
2 1/4% Debentures	68.6	—	(6.4)	(0.1)	62.1
Debt discount on 2 1/4% Debentures	(4.0)	2.7	—	0.4	(0.9)
Other debt	2.0	—	(0.8)	—	1.2

Total Debt and Borrowing Activity	$392.7	$2.7	$(7.6)	$0.3	$388.1

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
     As of August 31, 2011, the borrowing limit under the Revolver was $65.0 million, of which $50.0 million can be utilized for letters of credit, with all of it available. Also as of August 31, 2011, we had $67.4 million outstanding letters of credit under the $100.0 million letter of credit subfacility and had permanently reduced the amount of our term loan subfacility to the $50.7 million outstanding.
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

	Actual Ratios as of	Required Ratios
Financial Covenant	August 31, 2011	December 1, 2010 and thereafter
Interest coverage ratio, as defined under the Credit Agreement	5.18 to 1.00	Not less than: 2.25 to 1.00
Leverage ratio, as defined under the Credit Agreement(1)	1.25 to 1.00	Not greater than: 5.50 to 1.00

(1)	As a result of the March 17, 2010 amendment, the leverage ratio calculation was amended to allow for all cash and cash equivalents to reduce funded debt as long as there are no loans outstanding under the Revolver.
     We were in compliance with our financial and non-financial covenants as of August 31, 2011.

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
     As of November 30, 2010, our defined benefit pension plan assets and projected benefit obligations were approximately $1.4 billion and $1.6 billion, respectively. The Pension Protection Act (the “PPA”) requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the funded status of the plan as of specified measurement dates. Our funded ratio as of November 30, 2010 under the PPA for our tax-qualified defined benefit pension plan was 96.2% which was above the 96.0% funding target ratio required under the PPA. Accordingly, we do not expect to make significant contributions to the tax-qualified defined benefit pension plan for several years. In addition to meeting the November 30, 2010 funding target ratio required under the PPA, we have accumulated $62.7 million in prepayment credits as of November 30, 2010. Companies may prepay contributions and, under certain circumstances, use those prepayment credits to satisfy the required funding of the pension plan’s annual required contribution thereby allowing the Company to defer cash payments into the pension plan.
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
     As of August 31, 2011, our debt totaled $388.1 million: $337.4 million, or 87%, was at an average fixed rate of 4.95%; and $50.7 million, or 13%, was at a variable rate of 3.48%.
     The estimated fair value and principal amount for our debt is presented below:

	Fair Value		Principal Amount
	August 31,	November 30,	August 31,	November 30,
	2011	2010	2011	2010
	(In millions)
Term loan	$50.2	$49.8	$50.7	$51.1
9 1/2% Notes	75.1	75.9	75.0	75.0
2 1/4% Debentures(1)	61.8	67.6	62.1	68.6
4 1/16% Debentures	176.0	183.8	200.0	200.0
Other debt	1.2	2.0	1.2	2.0

	$364.3	$379.1	$389.0	$396.7

(1)	Excludes the unamortized debt discount of $0.9 million and $4.0 million as of August 31, 2011 and November 30, 2010, respectively.

     The fair values of the 9 1/2% Notes, 2 1/4% Debentures, and 4 1/16% Debentures were determined using broker quotes that are based on open markets of our debt securities as of August 31, 2011 and November 30, 2010, respectively. The fair value of the term loan was determined using quotes from the administrative agent of our Senior Credit Facility that are based on bid/ask prices of our term loans as of August 31, 2011 and November 30, 2010, respectively. The fair value of the other debt was determined to approximate carrying value.
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
Changes in internal control over financial reporting
     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first nine months of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     Asbestos Cases. The following table sets forth information related to our historical product liability costs associated with our asbestos litigation cases for the first nine months of fiscal 2011 (dollars in thousands):

Claims filed as of November 30, 2010	141
Claims filed	19	*
Claims dismissed	14
Claims settled	3

Claims pending as of August 31, 2011	143
Aggregate settlement costs	$70
Average settlement costs	$23

*	This number is net of one case tendered to a third party under a contractual indemnity obligation.
          Legal and administrative fees for the asbestos cases for the first nine months of fiscal 2011 were $0.3 million.
Item 1A. Risk Factors.
     The information presented below sets forth what we reasonably believe represent material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended November 30, 2010, and should be read in conjunction with the risk factors therein and the information described in this report.
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
     As a part of the Budget Control Act of 2011 (Public Law 112-25) (the debt-ceiling and deficit-reduction compromise agreement signed into law on August 2, 2011), $350 billion in national security spending cuts over the next 10 years will be initiated. Details of these cuts are yet to be determined, but are anticipated to include a mix of cuts from among the DoD, Department of State, Department of Homeland Security and intelligence agencies. Another aspect of the compromise agreement is the creation of a bipartisan Congressional Joint Select Committee on Deficit Reduction charged with reducing spending by another $1.5 trillion over ten years beginning with GFY 2013. The Committee must develop and approve a package of recommendations by November 23, 2011 and Congress must then approve the package by December 23, 2011. The President has until January 15, 2012 to sign the bill into law. If the Committee’s package is not approved, then mandatory spending caps are triggered, which include the potential for an additional $600 billion over 10 years in national security cuts. There is currently a significant lack of detail available to predict specific future aerospace and defense spending. A decrease in future aerospace and defense spending could have a material adverse effect on our operating results, financial condition, and/or cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.

Item 3. Defaults upon Senior Securities
     None.

Item 5. Other Information
     None.
Item 6. Exhibits
Item 6. Exhibits

No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.**

*	Filed herewith.

**	Furnished and not filed herewith.
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GenCorp Inc.
Date: September 30, 2011	By:	/s/ Scott J. Seymour
Scott J. Seymour
President and Chief Executive Officer (Principal Executive Officer)

Date: September 30, 2011	By:	/s/ Kathleen E. Redd
Kathleen E. Redd
Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a — 14 (a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a — 14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statement of Shareholders’ Deficit and Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.**

*	Filed herewith.

**	Furnished and not filed herewith.